Form 10-Q
period 2006-06-30
Compass Diversified Trust; Compass Group Diversified Holdings LLC
filed 2006-08-10
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMPASS DIVERSIFIED TRUST
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	0-51937 (Commission file number)	57-6218917 (I.R.S. employer identification number)
COMPASS GROUP DIVERSIFIED HOLDINGS LLC
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	0-51938 (Commission file number)	20-3812051 (I.R.S. employer identification number)
Sixty One Wilton Road
Second Floor
Westport, CT 06880
(203) 221-1703
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of August 1, 2006, there were 20,450,000 shares of
Compass Diversified Trust outstanding.

COMPASS DIVERSIFIED TRUST
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2006
NOTE TO READER
In reading this Quarterly Report on Form 10-Q, references to:
•	the “Trust” refers to Compass Diversified Trust;

•	“businesses” refers to, collectively, the initial businesses and Anodyne Medical Device, Inc. and the subsidiaries controlled by the Company;

•	the “Company” refers to Compass Group Diversified Holdings LLC;

•	the “Manager” refers to Compass Group Management LLC;

•	the “initial businesses” refers to, collectively, CBS Personnel Holdings, Inc., Crosman Acquisition Corporation, Compass AC Holdings, Inc. and Silvue Technologies Group, Inc.

•	the “Trust Agreement” refers to the amended and restated trust agreement of the Trust dated as of April 25, 2006;

•	the “LLC Agreement” refers to the amended and restated operating agreement of the Company dated as of April 25, 2006; and

•	“we,” “us” and “our” refer to the Trust, the Company and the initial businesses together.

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q, contains both historical and forward-looking statements. We may, in some cases, use words such as “project,” “predict,” “believe’” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:
•	our ability to successfully operate our businesses on a combined basis, and to effectively integrate and improve any future acquisitions;

•	our ability to remove our Manager and our Manager’s right to resign;

•	the Trust and our organizational structure, which may limit our ability to meet our dividend and distribution policy;

•	our ability to service and comply with the terms of our indebtedness;

•	our cash flow available for distribution and our ability to make distributions in the future to our shareholders;

•	our ability to pay the management fee, profit allocation when due and to pay the put price if and when due;

•	our ability to make and finance future acquisitions;

•	our ability to implement our acquisition and management strategies;

•	the regulatory environment in which our businesses operate;

•	trends in the industries in which our businesses operate;

•	changes in general economic or business conditions or economic or demographic trends in the United States and other countries in which we have a presence, including changes in interest rates and inflation;

•	environmental risks affecting the business or operations of our businesses;

•	our and our Manager’s ability to retain or replace qualified employees of our businesses and our Manager;

•	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and

•	extraordinary or force majeure events affecting the business or operations of our businesses.
     Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ.
     In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements. The forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur. These forward-looking statements are made as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, whether as a result of new information, future events or otherwise, except as required by law.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Compass Diversified Trust
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
(in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,113	$100
Accounts receivable, less allowances of $4,857 at June 30, 2006	84,062	—
Inventories	11,667	—
Prepaid expenses and other current assets	10,019	3,308
Current assets of discontinued operations	597	—

Total current assets	122,458	3,408

Property, plant and equipment, net	19,451	—
Goodwill	167,981	—
Intangible assets, net	135,692	—
Deferred debt issuance costs, less accumulated amortization of $158 at June 30, 2006	6,149	—
Other non-current assets	6,208	—
Assets of discontinued operations	488	—

Total assets	$458,427	$3,408

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$59,565	$1
Distribution payable	2,587	—
Due to related party	1,017	3,308
Working capital facility	2,260	—
Current liabilities of discontinued operations	635	—

Total current liabilities	66,064	3,309

Long-term debt	50,000	—
Deferred income taxes	41,969	—
Other non-current liabilities	16,400	—

Total liabilities	174,433	3,309

Minority interests	14,523	100

Stockholders’ equity (deficit)
Trust shares, no par value, 500,000 authorized; 19,500 shares issued and outstanding	269,471	—
Accumulated earnings (deficit)	—	(1)

Total stockholders’ equity (deficit)	269,471	(1)

Total liabilities and stockholders’ equity (deficit)	$458,427	$3,408

See notes to condensed consolidated financial statements.

Compass Diversified Trust
Condensed Consolidated Statement of Operations
(unaudited)

	Three-months	Six-months
	Ended	Ended
(in thousands, except per share data)	June 30, 2006	June 30, 2006
Net sales	$94,683	$94,683
Cost of sales	70,877	70,877

Gross profit	23,806	23,806
Operating expenses:
Staffing expense	6,971	6,971
Selling, general and administrative expenses	8,348	8,348
Fees to manager	886	886
Research and development expense	1,273	1,273
Amortization expense	1,291	1,291

Operating income	5,037	5,037

Other income (expense):
Interest income	139	139
Interest expense	(1,073)	(1,073)
Amortization of debt issuance costs	(158)	(158)
Other income, net	342	342

Income from continuing operations before income taxes and minority interests	4,287	4,287
Provision for income taxes	1,581	1,581
Minority interest	709	709

Income from continuing operations	1,997	1,997
Income from discontinued operations, net of income taxes	115	115

Net income	$2,112	$2,112

Basic and fully diluted income per share	$0.21	$0.43

Weighted average number of shares of trust stock outstanding — basic and fully diluted	9,857	4,956

Cash dividends declared per share	$0.1327	$0.1327

See notes to condensed consolidated financial statements.

Compass Diversified Trust
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

				Total
	Number of		Accumulated	Stockholders’
(in thousands )	Shares	Amount	Earnings	Equity
Balance — December 31, 2005	—	$—	$(1)	$(1)

Issuance of Trust shares, net of offering costs	19,500	269,947	—	269,947
Dividend declared	—	(476)	(2,111)	(2,587)
Net income	—		2,112	2,112

Balance — June 30, 2006	19,500	$269,471	$—	$269,471

See notes to condensed consolidated financial statements.

Compass Diversified Trust
Condensed Consolidated Statement of Cash Flows
(unaudited)

Six Months
Ended
(in thousands)	June 30, 2006
Cash flows from operating activities:
Net income from continuing operations	$1,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	578
Amortization of intangible assets	1,291
Amortization of debt issuance costs	158
Minority interests	709
Deferred taxes	28
In-process research and development charge	1,120
Other	421

Changes in operating assets and liabilities, net of acquisition:
Increase in accounts receivable	(122)
Increase in inventories	(785)
Increase in prepaid expenses and other current assets	(235)
Increase in accounts payable and accrued expenses	6,633
Decrease in due to related party	(3,308)
Decrease in net assets of discontinued operations	124

Net cash provided by operating activities	8,609

Cash flows from investing activities:
Acquisition of initial businesses, net of cash acquired	(310,649)
Purchases of property and equipment	(2,113)

Net cash used in investing activities	(312,762)

Cash flows from financing activities:
Proceeds from the issuance of debt	52,438
Proceeds from the issuance of trust shares, net	273,269
Increase in deferred debt issuance costs	(6,401)
Other	870

Net cash provided by financing activities	320,176

Net increase in cash and cash equivalents	16,023
Foreign currency adjustment	(10)

Cash and cash equivalents — beginning of period	100

Cash and cash equivalents — end of period	$16,113

Supplemental disclosure of non-cash activities:
Income taxes paid	$2,961
Interest paid	$405
Distribution declared	$2,587
See notes to condensed consolidated financial statements.

Compass Diversified Trust
Notes to Condensed Consolidated Financial Statements
June 30, 2006
(unaudited)
Note A — Organization and Business Operations
Compass Diversified Trust, a Delaware statutory trust (the “Trust”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability company (the “Company”), was also formed on November 18, 2005. Compass Group Management LLC, a Delaware limited liability company (“CGM” or the “Manager”), was the sole owner of 100% of the Interests of the Company (as defined in the Company’s operating agreement, dated as of November 18, 2005, which were subsequently reclassified as the “Allocation Interests” pursuant to the Company’s amended and restated operating agreement, dated as of April 25, 2006 (as amended and restated, the “LLC Agreement”))(see Note K — Related parties).
The Trust and the Company were formed to acquire and manage a group of small and middle-market businesses headquartered in the United States. In accordance with the amended and restated trust agreement, dated as of April 25, 2006 (the “Trust Agreement”), the Trust is sole owner of 100% of the Trust Interests (as defined in the LLC Agreement) of the Company and, pursuant to the LLC Agreement, the Company has, outstanding, the identical number of Trust Interests as the number of outstanding shares of the Trust. Compass Group Diversified Holdings, LLC, a Delaware limited liability company is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.
On May 16, 2006, the Company completed its initial public offering of 13,500,000 shares of the Trust at an offering price of $15.00 per share (“the IPO”). Total net proceeds from the IPO, after deducting the underwriters’ discounts, commissions and financial advisory fee, were approximately $188.3 million. On May 16, 2006, the Company also completed the private placement of 5,733,333 shares to Compass Group Investments, Inc (“CGI”) for approximately $86.0 million and completed the private placement of 266,667 shares to Pharos I LLC, an entity controlled by Mr. Massoud, the Chief Executive Officer of the Company, and owned by our management team, for approximately $4.0 million. CGI also purchased 666,667 shares for $10.0 million through the IPO.
On May 16, 2006, the Company also entered into a Financing Agreement, (the “Financing Agreement”), which is a $225.0 million secured credit facility with Ableco Finance LLC, as collateral and administrative agent. Specifically, the Financing Agreement provides for a $60.0 million revolving line of credit commitment, a $50.0 million term loan and a $115.0 million delayed draw term loan commitment. Outstanding indebtedness under the Financing Agreement will mature on May 16, 2011 (see Note H — Debt).
The Company used the net proceeds of the IPO, the separate private placements that closed in conjunction with the IPO, and initial borrowings under the Company’s Financing Agreement to make loans to and acquire controlling interests in each of the following businesses (the “initial businesses”), which controlling interests were acquired from certain subsidiaries of CGI and from certain minority owners of each initial business: The Company paid an aggregate of approximately $139.3 million for the purchase of the controlling interests in the following initial businesses (see Note C):
•	a controlling interest in CBS Personnel Holdings, Inc (“CBS Personnel”) was purchased for approximately $54.6 million, representing at the time of purchase approximately 97.6% of the outstanding stock of CBS Personnel on a primary basis and approximately 94.4% on a fully diluted basis, after giving effect to the exercise of vested and in the money options and vested non-contingent warrants;

•	a controlling interest in Crosman Acquisition Corporation (“Crosman”) was purchased for approximately $26.1 million representing approximately 75.4% of the outstanding stock of Crosman on a primary basis and 73.8% on a fully diluted basis;

•	a controlling interest in Compass AC Holdings, Inc.(“Advanced Circuits or ACI”) was purchased for approximately $35.4 million, representing approximately 70.2% of the outstanding stock of Advanced Circuits on a primary and fully diluted basis; and

•	a controlling interest in Silvue Technologies Group, Inc. (“Silvue”)was purchased for approximately $23.2 million, representing approximately 73.0% of the outstanding stock of Silvue on a primary and fully diluted basis,

Note B — Summary of Significant Accounting Policies
Basis of Presentation
The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are in the opinion of management, necessary for the fair statement of financial condition and results of operations for the interim period. The results of operations for the quarter and six months ended June 30, 2006 represents the results of operations of the initial businesses from May 16, 2006 to June 30, 2006 and therefore are not indicative of the results to be expected for the full year or a full fiscal quarter.
Principles of Consolidation
The consolidated financial statements include the accounts of the Trust and the Company, as well as the initial businesses as of May 16, 2006, all of which are controlled by the Company. All inter-company balances and transactions have been eliminated in consolidation. The operations of the initial businesses are included in the Company’s consolidated results from May 16, 2006, the date of acquisition.
The acquisition of businesses that the Company owns or controls more than a 50% share of the voting interest are accounted for under the purchase method of accounting. The amount assigned to the identifiable assets acquired and the liabilities assumed is based on the estimated fair values as of the date of acquisition, with the remainder, if any, recorded as goodwill.
Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles generally requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates
Revenue recognition
In accordance with Staff Accounting Bulletin 104, Revenue Recognition, the Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sellers price to the buyer is fixed and determinable, and collection is reasonably assured. Shipping and handling costs are charged to operations when incurred and are classified as a component of cost of sales.
Crosman
Revenue is recognized upon shipment of product to the customer, net of sales returns and allowances. Appropriate reserves are established for anticipated returns and allowances based on past experience. One customer accounted for approximately 38% of Crosman’s sales from May 16, 2006 to June 30, 2006 and represents approximately 43% of its accounts receivable balance as of June 30, 2006.
Cooperative charges and sales rebates to distributors are recorded at the time of shipment based upon historical experience. Changes in such allowances may be required if future rebates differ from historical experience. Cooperative charges recorded as a reduction of net sales were $0.2 million for the period ended June 30, 2006.

CBS Personnel
Revenue from temporary staffing services is recognized at the time services are provided by the Company employees and is reported based on gross billings to customers. Revenue from employee leasing services is recorded at the time services are provided and is reported on a net basis (gross billings to clients less worksite employee salaries and payroll -related taxes). Revenue is recognized for permanent placement services at the employee start date. Permanent placement services are fully guaranteed to the satisfaction of the customer for a specified period and as such, allowances based on historical experience are recognized upon recognition of the sale.
Advanced Circuits
Revenue is recognized upon shipment of product to the customer, net of sales returns and allowances. Appropriate reserves are established for anticipated returns and allowances based on past experience. Revenue is typically recorded at F.O.B. shipping point but for sales of certain custom products, revenue is recognized upon completion and customer acceptance.
Silvue
Revenue is recognized upon shipment of product to the customer, net of sales returns and allowances. Appropriate reserves are established for anticipated returns and allowances based on past experience.
For certain UK customers, revenue is recognized after receipt by the customer as the terms are F.O.B. destination.
Cash and cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
Inventories
Inventories consist of manufactured goods and purchased goods acquired for resale. Manufactured inventory costs include raw materials, direct and indirect labor and factory overhead. Inventories are stated at lower of cost or market and are determined using the first-in, first-out method.
Property, plant and equipment
Property, plant and equipment, is recorded at cost. The cost of major additions or betterments is capitalized, while maintenance and repairs that do not improve or extend the useful lives of the related assets are expensed as incurred. Depreciation is provided principally on the straight-line method over estimated useful lives. Leasehold improvements are amortized over the life of the lease or the life of the improvement, whichever is shorter.
The useful lives are as follows:

Machinery and Equipment	3 to 5 years
Office Furniture and Equipment	3 to 5 years
Buildings and Building Improvements	2 to 15 years
Vehicles	2 to 3 years
Leasehold Improvements	Shorter of useful life or lease term
Property, plant and equipment and other long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated discounted present value of the expected future cash flows from using the asset.
Goodwill and intangible assets
Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Goodwill is tested for impairment at least annually and impairments, if any, are charged directly to earnings. Assumptions used in the testing include, but are not limited to the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows current market information as well as historical factors are considered. Intangible assets, which include customer relations, trade names, technology and licensing agreements that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable.

Deferred charges
Deferred charges representing the costs associated with the issuance of debt instruments are amortized over the life of the related debt instrument
Insurance reserves
Insurance reserves represent estimated costs of self insurance associated with product liability and workers’ compensation at the Company’s subsidiary Crosman and estimated costs of self insurance for workers’ compensation at the Company’s subsidiary CBS Personnel. Stop loss coverage is maintained for individual and aggregate product liability claims. The reserves for workers’ compensation are based upon actuarial assumptions of individual case estimates and incurred but not reported (“IBNR”) losses. At June 30, 2006, the current portion of these reserves are included as a component of accounts payable and accrued liabilities and the non-current portion is included as a component of other non-current liabilities.
Warranty reserves
The Company’s subsidiary, Crosman, generally warrants its air-gun product for one year and its soft air products for 90 days. The warranty accrual is based on the prior nine months historical warranty activity and is included in accrued expenses. The activity in the product warranty reserve from May 16, 2006 (inception) to June 30, 2006 is as follows: (in thousands)

Balance at May 16, 2006	$724
Accruals for warranties issued during period	443
Settlements made during the period	(408)

Balance at June 30, 2006	$759

Income taxes
Deferred income taxes are calculated under the liability method. Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes at the enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
The effective tax rate differs from the statutory rate of 34%, principally due to state taxes and foreign tax credits.
Earnings per share
Basic and diluted income per share is computed on a weighted average basis from the period January 1, 2006 through June 30, 2006. The weighted average number of trust shares outstanding was computed based on 1,000 shares of allocation interests outstanding for the period January 1, 2006 through June 30, 2006 and 19,500,000 trust shares, for the period from May 16, 2006 through June 30, 2006.
Advertising costs
All advertising costs are expensed in operations as incurred. Advertising costs were $0.7 million for the three and six months ended June 30, 2006.
Research and development
Research and development costs are charged to operations when incurred. Research and development expense was approximately $1.3 million for the period ended June 30, 2006 which includes approximately $1.1 million of in-process research and development costs charged to expense in connection with the purchase asset allocation of the Company’s subsidiary, Silvue on May 16, 2006.
Recent accounting pronouncements
On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which is effective January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with FAS 109, Accounting for Income Taxes. The cumulative effect of applying the provisions of this interpretation is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The Company is in the process of reviewing and evaluating FIN 48, and therefore the ultimate impact of its adoption is not yet known.

Note C — Acquisition of initial businesses
The Company used the proceeds from its initial public offering and private placements to acquire controlling interests in its initial businesses for cash from CGI and minority interest holders.
The acquisition of majority interests in the Company’s initial businesses have been accounted for under the purchase method of accounting. The preliminary purchase price allocation is based on estimates of the fair value of the assets acquired and liabilities assumed. The fair values assigned to the acquired assets were developed from information supplied by management and valuations supplied by independent appraisal experts.
Allocation of Purchase Price
The acquisitions have been accounted for under the purchase method of accounting. The results of operations of each of the initial businesses are included in the condensed consolidated financial statements since May 16, 2006. In accordance with SFAS No. 141 a deferred tax liability was recorded to reflect the net increase in the financial accounting basis of the assets acquired over their related income tax basis (see Note I ). The initial purchase price allocation may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed.
As part of the acquisition of the initial businesses the Company allocated approximately $100.7 million of the purchase price to customer relations in accordance with EITF 02-17. “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” The Company will amortize the amount allocated to customer relationships over a period ranging from 9 to 16 years. In addition the Company allocated approximately $34.4 million of the purchase price to trade names and technology. Trade names totaling approximately $26.9 million of the allocation have indefinite lives.
The estimated fair value of assets acquired and liabilities assumed that were accounted for as a business combination relating to the acquisitions of the initial businesses are summarized below.

(in thousands)	CBS Personnel	Crosman	ACI	Silvue	Total
Assets:
Current assets (1)	$65,033	$34,793	$5,737	$6,597	$112,160
Property, plant and equipment	2,617	9,983	3,158	2,137	17,895
Intangible assets	71,200	19,150	20,700	26,920	137,970
Goodwill	60,073	28,783	59,563	18,034	166,453
Other assets	1,927	3,500	592	517	6,536

Total assets	200,850	96,209	89,750	54,205	441,014

Liabilities:
Current Liabilities	34,741	15,442	5,669	6,668	62,520
Other liabilities	108,149	48,944	46,396	21,891	225,380
Minority interests	3,401	5,703	2,259	2,427	13,790

Total liabilities and minority interests	146,291	70,089	54,324	30,986	301,690
Cost of net assets acquired	54,559	26,120	35,426	23,219	139,324
Loans to initial businesses	73,228	46,477	45,606	14,294	179,605

	$127,787	$72,597	$81,032	$37,513	$318,929

(1) – Includes approximately $8.3 million in cash.

Unaudited Pro Forma Information
     The following unaudited pro forma data for the six months ended June 30, 2006 gives effect to the acquisition of the initial businesses as described in this note as if the acquisitions had been completed as of January 1, 2006. The pro forma data gives effect to actual operating results and adjustments to interest expense, amortization and minority interests in the acquired businesses. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representative of these results for any future period. The pro-forma information below only includes the acquisitions of our initial businesses.

Six months ended June 30, 2006
(in thousands, except per share data)	Total
Net sales	$352,586
Income from continuing operations before income taxes and minority interests	$14,471
Net income	$7,605
Basic and fully diluted income per share	$0.39
Note D — Business segment data
At June 30, 2006 the Company has four reportable business segments which represent the initial businesses acquired on May 16, 2006. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The initial businesses were acquired in connection with the Company’s IPO (see Note A) and local management at the time of acquisition was retained.
A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:
•	CBS Personnel, a human resources outsourcing firm, is a provider of temporary staffing services in the United States. CBS Personnel also offers employee leasing services, permanent staffing and temporary-to-permanent placement services.

•	Crosman, a recreational products company, is a manufacturer and distributor of recreational airgun products and related products and accessories. Its products are sold through approximately 500 retailers.

•	ACI, an electronic components manufacturing company, is a provider of prototype and quick-turn printed circuit boards. ACI manufactures and delivers custom printed circuit boards to over 4,000 customers in the United States.

•	Silvue, a global hard-coatings company, is a developer and producer of proprietary, high performance liquid coating system used in the eye-ware, aerospace, automotive and industrial markets. Silvue has sales and distribution operations in the United States, Europe and Asia as well as manufacturing operations in the United States and Asia.
The tabular information that follows shows data of reportable segments reconciled to amounts reflected in the Consolidated Financial Statements. The Company does not consider the purchase accounting adjustments associated with its purchase of the initial businesses in assessing the performance of individual reporting units. These adjustments are included as part of the reconciliations of segment amounts to consolidated amounts. The operations of the initial businesses are included in consolidated operating results as of May 16, 2006, the date of acquisition. There are no inter-segment transactions.

A disaggregation of the Company’s consolidated net sales and other financial data for the three and six month periods ended June 30, 2006 is presented below, (in thousands).
Net sales of business segments

CBS Personnel	$70,889
Crosman	14,489
ACI	6,443
Silvue	2,862

Total	94,683
Reconciliation of segment revenues to consolidated net sales:
Corporate and other	—

Total consolidated net sales	$94,683

Profit of business segments (1)

CBS Personnel	$2,636
Crosman	2,790
ACI	1,855
Silvue	692

Total	7,973
Reconciliation of segment profit to consolidated income from continuing operations before income taxes and minority interests:
Interest expense, net	(934)
Other income	342
Corporate and other (2)	(3,094)

Total consolidated income from continuing operations before income taxes and minority interests	$4,287

(1)	Segment profit represents operating income

(2)	Corporate and other consists of charges at the corporate level and purchase accounting adjustments

	Accounts
	receivable	Allowances
Accounts receivable and allowances	June 30, 2006	June 30, 2006
CBS Personnel	$61,628	$(3,053)
Crosman	21,240	(1,634)
ACI	3,345	(162)
Silvue	2,706	(8)

Total	88,919	(4,857)
Reconciliation of segments to consolidated amount:
Corporate and other	—	—

Total	88,919	$(4,857)

Allowance for doubtful accounts and other	(4,857)

Total consolidated net accounts receivable	$84,062

			Depreciation
			and
			amortization
			expense
			for the three
			and six
		Identifiable	months
	Goodwill	assets	ended
Goodwill and identifiable assets of business segments	June 30, 2006	June 30, 2006	June 30, 2006
CBS Personnel	$59,294	$78,810	$295
Crosman	32,377	59,804	337
ACI	50,659	27,178	409
Silvue	11,304	19,853	129

Total	153,634	185,645	$1.170
Reconciliation of segments to consolidated amount:	—
Corporate and other identifiable assets	—	104,781	857
Goodwill carried at Corporate level	14,347	—	—

Total	$167,981	$290,446	$2,027

Note E — Inventories
Inventories are stated at the lower of cost or market determined on the first-in, first-out method. Cost includes raw materials, direct labor and manufacturing overhead. Market value is based on current replacement cost for raw materials and supplies and on net realizable value for finished goods. Inventory consisted of the following (in thousands):

June 30, 2006
Raw Materials And Supplies	$4,826
Finished Goods	6,880
Less Obsolescence Reserve	(39)

$11,667

Note F – Property, plant and equipment
Property, plant and equipment is comprised of the following (in thousands)

June 30, 2006
Land	$258
Machinery and Equipment	9,575
Office Furniture and Equipment	4,523
Buildings and Building Improvements	4,433
Leasehold Improvements	1,220

20,009
Less: Accumulated depreciation	(558)

$19,451

Depreciation expense was $0.6 million during the three and six month periods ended June 30, 2006.

Note G — Goodwill and other intangible assets
     A reconciliation of the change in the carrying value of goodwill for the period ended June 30, 2006 is as follows (in thousands):

Balance at beginning of period	$—
Acquisition of initial businesses	166,453
Increase in goodwill attributable to an earn-out provision	1,528

Balance at June 30, 2006	$167,981
Other Intangible assets subject to amortization are comprised of the following at June 30, 2006, (in thousands):

Customer and distributor relations	$100,739
Technology	7,450
Licensing agreements and anti-piracy covenants	1,894

110,830
Accumulated amortization	(1,291)

108,792
Trade names, not subject to amortization	26,900

Balance at June 30, 2006	$135,692

Amortization expense was $1.3 million during the three and six month periods ended June 30, 2006.
Note H — Debt
On May 16, 2006, the Company entered into a Financing Agreement, dated as of May 16, 2006 (the “Financing Agreement”), which is a $225.0 million secured credit facility with Ableco Finance LLC, as collateral and administrative agent. Specifically, the Financing Agreement provides for a $60.0 million revolving line of credit commitment, a $50.0 million term loan and a $115.0 million delayed draw term loan commitment. Outstanding indebtedness under the Financing Agreement will mature on May 16, 2011. The Company intends to use the Financing Agreement to provide for its working capital needs, the working capital needs of its initial businesses and to pursue acquisitions of additional businesses.
Indebtedness under the Financing Agreement bears interest at rates equal to the London Interbank Offer Rate, or LIBOR, plus a spread ranging from 4.25% to 5.50%, depending on the Company’s leverage ratio (as defined in the Financing Agreement) at the time of borrowing. The interest rate will increase by 2.0% above the highest applicable rate during any period when an event of default under the Financing Agreement has occurred and is continuing. In addition, the Company pays commitment fees ranging between 1.0% and 1.5% per annum on the unused portion of the $60.0 million revolving line of credit and a rate ranging between 1.0% and 2.0% on the unused portion of the $115.0 million delayed draw term loan, which rate will adjust downwards as such loans are drawn. The Company pays letter of credit override fees at a rate ranging between 1.0% and 1.5% of the aggregate amount of letters of credit outstanding at any business, which rate will adjust downward based on the amount drawn on the revolving line of credit. These fees are reflected as a component of interest expense in the Company’s Statement of Operations. Letters of credit outstanding at June 30, 2006 total approximately $21.0 million.
On May 16, 2006, the Company borrowed the full amount available under the $50 million term loan in connection with its acquisition of controlling interests in, and making loans to, the four initial businesses. The Company may borrow under the delayed draw term loan at any time, subject to the satisfaction of certain conditions, from May 16, 2006 until May 16, 2009.
The Financing Agreement is secured by a first priority lien on all the assets of the Company, including, but not limited to, the capital stock of the initial businesses, loan receivables from the Company’s businesses, cash and other assets. The Financing Agreement also requires that the loan agreements between the Company and its businesses be secured by a first priority lien on the assets of the businesses subject to the letters of credit issued by third party lenders on behalf of such initial businesses.

The Company is subject to certain affirmative and restrictive covenants arising under the Financing Agreement, among other customary covenants that require the Company:
•	to maintain a minimum level of cash flow and coverage of fixed charges;

•	to leverage new businesses it acquires to a minimum specified level at the time of acquisition; and

•	to keep the total debt to cash flow at or below a ratio of 3 to 1.
In addition, the Company is only permitted to make acquisitions that satisfy certain specified minimum criteria. A breach of any of these covenants will be an event of default under the Financing Agreement, among other customary events of default. Upon the occurrence of an event of default, the lender will have the right to accelerate the maturity of any indebtedness outstanding under the Financing Agreement; the Company may be prohibited from making any distributions to its shareholders and will be subject to additional restrictions, prohibitions and limitations. As of June 30, 2006 the Company was in compliance with all of the covenants included in the Financing Agreement.
The Company has the ability to voluntarily prepay up to approximately $50 million of the Financing Agreement without penalty provided that the Company does not elect to terminate the commitments under the Financing Agreement in connection with such prepayment. If any amount in excess of $50 million is voluntarily prepaid or if the Company elects to terminate the commitments under the Financing Agreement, the Company is required to pay a premium ranging from 4% if the prepayment occurs on or prior to the first anniversary of the closing of the Financing Agreement, which premium decreases to 2% after the first anniversary and on or prior to the second anniversary and 1% after the second anniversary and on or prior to third anniversary thereof. After the third anniversary of the closing of the Financing Agreement, there will be no prepayment penalty.
The Company incurred approximately $6.4 million in fees and costs for the arranging of the Financing Agreement, which were paid to Ableco Finance LLC, the third party that assisted us in obtaining the financial agreement and for various other costs. These costs were capitalized and are being amortized over the life of the loans
As of June 30, 2006, the Company had $50.0 million in term loans outstanding in connection with the Financing Agreement.
On June 6, 2006 Silvue entered into an unsecured working capital credit facility for its operations in Japan with The Chiba Bank Ltd. This credit facility provides Silvue with the ability to borrow up to approximately $3.5 million (400,000,000 yen) for working capital needs. The facility expires in May 2007. Outstanding obligations under this facility bear interest at the rate of 1.875% per annum. As of June 30, 2006 the Company had approximately $2.3 million outstanding under this facility.
Note I — Income taxes
Compass Diversified Trust is classified as a grantor trust for U.S. Federal income tax purposes and is not subject to income taxes. Compass Diversified Holdings LLC is a partnership and is not subject to income taxes.
Each of the Company’s majority owned subsidiaries are subject to Federal and state income taxes.

     Components of the Company’s income tax expense (benefit) are as follows (in thousands):

Three and
six-months
ended)
June 30, 2006
Current taxes:
Federal	$1,371
State	49
Foreign	63

Total current taxes	1,483

Deferred taxes:
Federal	438
State	33
Foreign	(373)

Total deferred taxes	98

Total tax expense	$1,581

The tax effects of temporary difference that have resulted in the creation of deferred tax assets and deferred tax liabilities at June 30, 2006 are as follows (in thousands)

Deferred tax assets:
Tax credits	$1,797
Accounts receivable and allowances	1,370
Workers’ compensation	6,308
Deferred income	595
Accrued expenses	2,731
Other	510

Total deferred tax assets	13,311
Less:
Valuation allowance	(1,589)

Net deferred tax asset	$11,722

Deferred tax liabilities:
Intangible assets	$(45,561)
Property and equipment	(1,542)
Prepaid and other expenses	(1,140)

Total deferred tax liabilities	$(48,243)

Total net deferred tax liability	$(36,521)

At June 30, 2006 the Company recognized approximately $48.2 million in deferred tax liabilities. A significant portion of the balance in deferred tax liabilities reflects temporary differences in the basis of property and equipment and intangible assets related to the Company’s purchase accounting adjustments in connection with the acquisition of the initial businesses. For financial accounting purposes the Company recognized a significant increase in the fair values of the intangible assets and property and equipment. For income tax purposes the existing tax basis of the intangible assets and property and equipment is utilized. In order to reflect the increase in the financial accounting basis over the existing tax basis, a deferred tax liability was recorded. This liability will decrease in future periods as these temporary differences reverse.
A valuation allowance of approximately $1.5 million has been provided at June 30, 2006. A valuation allowance is provided whenever it is more likely than not that some or all of deferred assets recorded may not be realized. At June 30, 2006 the Company believes that a portion of deferred tax assets recorded will not be realized in the future.

Note J — Stockholder’s equity
The Trust is authorized to issue 500,000,000 trust shares and the Company is authorized to issue a corresponding number of LLC interests. As such, the Company will at all times have the identical number of LLC interests outstanding as trust shares. Each trust share represents an undivided beneficial interest in the Trust, and each trust share is entitled to one vote per share on any matter with respect to which members of the Company are entitled to vote.
On July 18, 2006 the Trust paid a distribution of $0.1327 per share to all holders of record on July 11, 2006. This distribution represented a pro-rata distribution for the quarter ended June 30, 2006.
Note K — Related party transactions
The Company has entered into the following agreements with Compass Group Management LLC:
•	Management Services Agreement

•	LLC Agreement

•	Supplemental Put Agreement
Management Services Agreement — The Company entered into a Management Services Agreement (“Agreement”) with CGM effective May 16, 2006. The Agreement provides for CGM to perform services for the Company in exchange for a management fee paid quarterly and equal to 0.5% of the Company’s adjusted net assets. The management fee is required to be paid prior to the payment of any distributions to shareholders. For the period ended June 30, 2006 the Company incurred the following management fees to CGM, by entity :

CBS Personnel	$135
Crosman	97
ACI	63
Silvue	44
Corporate	547

Total	$886

The Company paid $74,000 of the total amount incurred, during the quarter. In addition, the initial businesses owed approximately $240,000 to an affiliate of CGI for management fees incurred prior to May 16, 2006.
LLC Agreement — As distinguished from its provision of providing management services to the Company, pursuant to the Management Services Agreement, CGM is also an equity holder of the Company’s allocation interests. As such CGM has the right to distributions pursuant to a profit allocation formula upon the occurrence of certain events. CGM paid $100,000 for the aforementioned allocation interests and has the right to cause the Company to purchase the allocation interests it owns. (see Supplemental Put Agreement below).
Supplemental Put Agreement — In connection with the LLC agreement described above the Company entered into a Supplemental Put Agreement with CGM pursuant to which CGM shall have the right to cause the Company to purchase the allocation interests then owned by them upon termination of the Management Services Agreement. The Company did not record an obligation relating to the Supplemental Put Agreement at the closing of the IPO or for the period ended June 30, 2006 because the amount paid for the Company’s manager’s allocation interest approximated the fair value of the Supplemental Put Agreement.

Anodyne acquisition
On July 31, 2006, the Company acquired from CGI and its wholly-owned, indirect subsidiary, Compass Medical Mattress Partners, LP (the “Seller”) approximately 47.3% of the outstanding capital stock, on a fully-diluted basis, of Anodyne, representing approximately 72.7% of the voting power of all Anodyne stock. Pursuant to the same agreement, the Company also acquired from the Seller all of the Original Loans. On the same date, the Company entered into a Note Purchase and Sale Agreement with CGI and the Seller for the purchase from the Seller of a Promissory Note issued by a borrower controlled by Anodyne’s chief executive officer. Our manager acted as an advisor to the Company in the transaction for which it received transaction services fees and expense payments totaling approximately $300,000. (See Note N “Subsequent events” below).
Note L — Commitments and contingencies
In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on the Company’s consolidated financial position or results of operations.
Note M — Subsequent events
On July 31, 2006 the Company entered into a Stock and Note Purchase Agreement with CGI and Compass Medical Mattresses Partners, LP (the “Seller”), a wholly- owned, indirect subsidiary of CGI, to purchase approximately 47.3% of the outstanding capital stock, on a fully-diluted basis, of Anodyne Medical Device, Inc. (“Anodyne”), which represents approximately 69.8% of the voting power of all Anodyne stock. Pursuant to the same agreement, the Company also acquired from the Seller all of the outstanding debt under Anodyne’s credit facility (the “Original Loans”). On the same date, the Company entered into a Note Purchase and Sale Agreement with CGI and the Seller for the purchase from the Seller of a secured promissory note (the “Promissory Note”) issued by a borrower controlled by Anodyne’s chief executive officer.
The purchase price aggregated approximately $30.4 million for the Anodyne stock, the Original Loans and the Promissory Note, which purchase price was paid by the Company in the form of $17.3 million in cash and 950,000 shares of newly issued shares in the Trust. The shares were valued at $13.1 million or $13.77 per share, the average closing price of the shares on the NASDAQ Global Market for the ten trading days ending on July 27, 2006. Transaction expenses were approximately equal to $700,000. The cash consideration was funded through available cash and a drawing on our existing credit facility of approximately $18.0 million.
Anodyne, a leading manufacturer of medical support surfaces and patient positioning devices was established in February 2006 by CGI and Anodyne’s chief executive officer to acquire AMF Support Surfaces, Inc. (“AMF”) and the business of SenTech Medical Systems, Inc. (“SenTech”), located in Corona, California and Coral Springs, Florida, respectively. AMF is a leading manufacturer of powered and static mattress replacement systems, mattress overlays, seating cushions and patient positing devices. SenTech is a leading designer and manufacturer of advanced electronically controlled alternating pressure, low air loss and lateral rotation specialty support surfaces for the wound care industry.
Concurrent with the closing of the acquisition of Anodyne, the Company amended Anodyne’s credit facility so that it will make available to Anodyne a $5.0 million secured revolving loan commitment and secured term loans in the amount of $8.75 million. The loans to Anodyne are secured by security interests in all of the assets of Anodyne and the pledge of the equity interests in Anodyne’s subsidiaries. The terms and conditions of the credit facilities are similar to those in place with our existing businesses, except as to amount and the inclusion of a separate acquisition facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the sections entitled” Forward-Looking Statements” and “Risk Factors” included elsewhere in this Quarterly Report as well as those risk factors discussed in the section entitled “Risk Factors” in our Registration Statement on Form S-1 (File No. 130326).
Overview
Compass Diversified Trust, a Delaware statutory trust (the “Trust”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability company (the “Company”, “Compass”, “we” or “us”), was also formed on November 18, 2005. Compass Group Management LLC, a Delaware limited liability company (the “Manager”), was the sole owner of 100% of the Interests of the Company (as defined in the Company’s operating agreement, dated as of November 18, 2005, which were subsequently reclassified as the “Allocation Interests” pursuant to the Company’s amended and restated operating agreement, dated as of April 25, 2006 (as amended and restated, the “LLC Agreement”)).
The Trust and the Company were formed to acquire and manage a group of small and middle-market businesses headquartered in the United States. In accordance with the amended and restated trust agreement, dated as of April 25, 2006 (the “Trust Agreement”), the Trust is sole owner of 100% of the Trust Interests (as defined in the LLC Agreement) of the Company and, pursuant to the LLC Agreement, the Company has outstanding, the identical number of Trust Interests as the number of outstanding shares of the Trust. The Company is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.
Initial public offering and acquisition of initial businesses
On May 16, 2006, we completed our initial public offering of 13,500,000 shares of the Trust at an offering price of $15.00 per share (“the IPO”). Total net proceeds from the IPO, after deducting the underwriters’ discounts, commissions and financial advisory fee, were approximately $188.3 million. On May 16, 2006, we also completed the private placement of 5,733,333 shares to CGI for approximately $86.0 million and completed the private placement of 266,667 shares to Pharos I LLC, an entity controlled by Mr. Massoud, the Chief Executive Officer of the Company, and owned by our management team, for approximately $4.0 million. CGI also purchased 666,667 shares for $10.0 million through the IPO.
On May 16, 2006, we also entered into a Financing Agreement, (the “Financing Agreement”), which is a $225.0 million secured credit facility with Ableco Finance LLC, as collateral and administrative agent. Specifically, the Financing Agreement provides for a $60.0 million revolving line of credit commitment, a $50.0 million term loan and a $115.0 million delayed draw term loan commitment. Outstanding indebtedness under the Financing Agreement will mature on May 16, 2011
We used the net proceeds of the IPO, the separate private placements that closed in conjunction with the IPO, and initial borrowings under our Financing Agreement to make loans to and acquire controlling interest in each of the following businesses (the “initial businesses”), which controlling interests were acquired from certain subsidiaries of CGI and from certain minority owners of each initial business: We paid an aggregate of approximately $139.3 million for the purchase of the controlling interests in the following initial businesses:

•	a controlling interest in CBS Personnel was purchased for approximately $54.6 million, representing at the time of purchase approximately 97.6% of the outstanding stock of CBS Personnel on a primary basis and approximately 94.4% on a fully diluted basis, after giving effect to the exercise of vested and in the money options and vested non-contingent warrants;

•	a controlling interest in Crosman was purchased for approximately $26.1 million representing approximately 75.4% of the outstanding stock of Crosman on a primary basis and 73.8% on a fully diluted basis;

•	a controlling interest in Advanced Circuits was purchased for approximately $35.4 million, representing approximately 70.2% of the outstanding stock of Advanced Circuits on a primary and fully diluted basis; and

•	a controlling interest in Silvue was purchased for approximately $23.2 million, representing approximately 73.0% of the outstanding stock of Silvue on a primary and fully diluted basis.
At the close of the acquisitions of the initial businesses, the Company’s board of directors engaged the Manager to externally manage the day-to-day operations and affairs of the Company, oversee the management and operations of the initial businesses and to perform those services customarily performed by executive officers of a public company.
We are dependent upon the earnings of and cash distributions from the businesses that we own to meet our corporate overhead and management fee expenses and to pay distributions. These earnings, net of any minority interests in these businesses, will be available:
•	First, to meet capital expenditure requirements, management fees and corporate overhead expenses

•	Second, to fund distributions; and

•	Third, to be distributed by the Trust to shareholders.
Recent events
          On July 31, 2006 we entered into a Stock and Note Purchase Agreement with CGI and Compass Medical Mattresses Partners, LP (the “Seller”), a wholly- owned, indirect subsidiary of CGI, to purchase approximately 47.3% of the outstanding capital stock, on a fully-diluted basis, of Anodyne Medical Device, Inc. (“Anodyne”), which represents approximately 69.8% of the voting power of all Anodyne stock. Pursuant to the same agreement, we also acquired from the Seller all of the outstanding debt under Anodyne’s credit facility (the “Original Loans”). On the same date, we entered into a Note Purchase and Sale Agreement with CGI and the Seller for the purchase from the Seller of a secured promissory note (the “Promissory Note”) issued by a borrower controlled by Anodyne’s chief executive officer.
          We paid approximately $30.4 million for the Anodyne stock, the Original Loans and the Promissory Note, which purchase price was paid by the Company in the form of $17.3 million in cash and 950,000 shares of newly issued shares in the Trust. The shares were valued at $13.1 million or $13.77 per share, representing the average closing price of the shares on the NASDAQ Global Market for the ten trading days ending on July 27, 2006. Transaction expenses were approximately $700,000. The cash consideration was funded through available cash and a drawing on our existing credit facility of approximately $18.0 million.
          Anodyne, a leading manufacturer of medical support surfaces and patient positioning devices was established in February 2006 by CGI and an entity formed by Anodyne’s chief executive officer to acquire AMF Support Surfaces, Inc. (“AMF”) and the business of SenTech Medical Systems, Inc. (“SenTech”), located in Corona, California and Coral Springs, Florida, respectively. AMF is a leading manufacturer of powered and static mattress replacement systems, mattress overlays, seating cushions and patient positing devices. SenTech is a leading designer and manufacturer of advanced electronically controlled alternating pressure, low air loss and lateral rotation specialty support surfaces for the wound care industry.
          Concurrent with the closing of the acquisition of Anodyne, the Company amended Anodyne’s credit facility so that it will make available to Anodyne a secured revolving loan commitment and secured term loans. The loans to Anodyne are secured by security interests in all of the assets of Anodyne and the pledge of the equity interests in Anodyne’s subsidiaries. The terms and conditions of the credit facilities are similar to those in place with our existing businesses, except as to amount and the inclusion of a separate acquisition facility. We believe that the terms of the loans are reasonable given the leverage and risk profile of Anodyne.

Results of Operations
We acquired our initial businesses on May 16, 2006 and therefore cannot provide a comparison between our consolidated results of operations for the three and six-month periods ended June 30, 2006 with any prior period. In the following results of operations we provide (i) our consolidated results of operations for the three and six month period ended June 30, 2006, which includes the results of operations of our initial businesses (segments) as of May 16, 2006 and (ii) comparative, historical, unconsolidated results of operations for each of the initial businesses, on a stand-alone basis, for the three and six-month periods ended June 30, 2006 and 2005.
     Consolidated Results of Operations — Compass Diversified Trust and Compass Group Diversified Holdings LLC

	Three-months	Six-months
	ended	ended
	June 30, 2006	June 30, 2006
Net sales	$94,683	$94,683
Cost of sales	70,877	70,877

Gross profit	23,806	23,806
Selling, general and administrative expense	15,319	15,319
Fees to manager	886	886
Amortization of intangibles	1,291	1,291
Research and development expense	1,273	1,273

Operating income	$5,037	$5,037

Net sales
We do not generate any revenues apart from those generated by the businesses we own, control and operate. The Trust and the Company may generate interest income on the investment of available funds, but expect such earnings to be minimal. Our investment in our initial businesses is typically in the form of loans from the Company to such businesses, as well as equity interests in those companies. Cash flow coming to the Trust and the Company is the result of interest payments on those loans, amortization of those loans and, in the future, potentially, dividends on the Company’s equity ownership. However, on a consolidated basis these items will be eliminated.
Expenses
The Trust’s and the Company’s operating expenses primarily consist of the salary and related costs and expenses of the Company’s Chief Financial Officer and his staff and for the cost of professional services and for other expenses. These other expenses include the director and audit fees, directors and officers’ insurance premiums paid and tax preparation services.
In addition, pursuant to the Management Services Agreement, the Company pays our Manager a quarterly management fee equal to 0.5% (2.0% annualized) of our adjusted net assets, which is defined in the Management Services Agreement. (see Related Party Transactions).The Company accrues for the management fee on a quarterly basis. For the period ended June 30, 2006 we incurred $886,000 in expense for these fees.

Results of Operations for the Acquired initial businesses
          We acquired our initial businesses on May 16, 2006. As a consequence our consolidated operating results only include the results of operations for a forty-six day period between May 16, 2006 and June 30, 2006. The following reflects a comparison of the historical results of operations for each of our initial businesses for the entire three and six-month periods ended June 30, 2006, which we believe is a more meaningful comparison in explaining the historical financial performance of the businesses. These results of operations are not necessarily indicative of the results to be expected for the full year.
CBS Personnel
     Overview
          CBS Personnel, a provider of temporary staffing services in the United States, provides a wide range of human resources services, including temporary staffing services, employee leasing services, and permanent staffing and temporary-to-permanent placement services. CBS Personnel serves over 3,500 corporate and small business clients and during an average week places over 21,000 temporary employees in a broad range of industries, including manufacturing, transportation, retail, distribution, warehousing, and automotive supply, and construction, industrial, healthcare and financial sectors.
     Results of Operations
The table below summarizes the income from operations data for CBS Personnel for the three and six-month periods ended June 30, 2006 and 2005.

	Three-months ended		Six-months ended
(in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues	$137,141	$135,000	$269,548	$266,583
Cost of revenues	111,550	109,749	220,114	217,182

Gross profit	25,591	25,251	49,434	49,401

Selling, general and administrative expense	20,084	20,905	40,170	42,192
Fees to manager	257	250	502	492
Amortization of intangibles	331	477	726	956

Income from operations	$4,919	$3,619	$8,036	$5,761

Three-months ended June 30, 2006 vs. June 30, 2005
     Revenues
          Revenues for the three-months ended June 30, 2006 increased approximately $2.1 million over the corresponding three months ended June 30, 2005. Revenues from light industrial staffing increased $2.7 million and revenues from clerical staffing increased $2.1 million. These increases were offset by a $1.9 million decrease in revenues from payrolling services and a $1.9 million decrease in revenues attributable to one specific customer that CBS Personnel stopped providing services for in the fourth quarter of 2005, due to the customer’s credit issues.
     Cost of revenues
          Direct cost of revenues for the three months ended June 30, 2006 increased approximately $1.8 million and is attributable to the increase in revenues for the same period. Gross profit totaled approximately 18.7% of revenues in each of the three month periods ended June 30, 2005 and 2006.
     Selling, general and administrative expenses
          Selling, general and administrative expenses for the three months ended June 30, 2006, decreased approximately $0.8 million. This decrease is largely the result of a decrease in bad debt expense of $0.5 million and a decrease in non-recurring restructuring costs of $0.2 million. Bad debt expense was lower in 2006 as a result of increased efforts by management in the collection process and the resulting improvement in days sales receivable outstanding.
     Income from operations
          Income from operations increased approximately $1.3 million to $4.9 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 based on the factors described above.

Six-months ended June 30, 2006 vs. June 30, 2005
      Revenues
          Revenues for the six months ended June 30, 2006 increased approximately $3.0 million over the corresponding six months ended June 30, 2005. Revenues from light industrial staffing increased $4.6 million, revenues from clerical staffing increased $1.6 million and revenues from technical staffing increased $1.5 million. These increases were offset in part by a $3.1 million decrease in revenues from payrolling services and a $3.3 million decrease in revenues attributable to one specific customer that CBS Personnel stopped providing services for in the fourth quarter of 2005, due to the customer’s credit issues.
     Cost of revenues
          Direct cost of revenues for the six months ended June 30, 2006 increased approximately $2.9 million and is attributable to costs associated with the increase in revenues for the same period and an increase in worker’s compensation costs of approximately $0.5 million. Gross profit totaled approximately 18.3% and 18.5% as a percentage of revenues in each of the three month periods ended June 30, 2005 and 2006, respectively. This decrease in gross profit as a percent of sales is principally due to the increase in worker’s compensation charges during the period.
     Selling, general and administrative expenses
          Selling, general and administrative expenses for the six months ended June 30, 2006, decreased approximately $2.0 million. This decrease is principally the result of a decrease in bad debt expense of $1.2 million, a decrease in non-recurring restructuring costs of $0.3 million and a decrease in healthcare costs totaling $0.4 million. Bad debt expense was lower in 2006 as a result of increased efforts by management in the collection process and the resulting improvement in days sales receivable outstanding.
     Amortization expense
Amortization expense decreased approximately $0.2 million in the six months ended June 30, 2006 as a result of CBS Personnel’s recapitalization in connection with Compass’ purchase of a controlling interest in CBS Personnel. As part of our recapitalization CBS Personnel repaid their original long term debt which required the write off the balance of deferred costs which resulted in lower overall amortization costs associated with that original debt.
     Income from operations
          Income from operations increased approximately $2.3 million to $8.0 million in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 principally as a result of the factors described above.
Crosman
     Overview
          Crosman is a manufacturer and distributor of recreational airgun products and related accessories. Crosman’s products are sold through approximately 500 retailers in over 6,000 retail locations in the United States and 44 other countries. The United States market, however, continues to be Crosman’s primary market, accounting for approximately 88% of net sales for the six month period ended June 30, 2006

     Results of Operations
The table below summarizes the income from operations data for Crosman for the three and six-month period ended June 30, 2006,

	Three-months ended		Six-months ended
(in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net sales	$25,034	$18,929	$48,783	$31,826
Cost of sales	16,892	15,092	33.416	24,403

Gross profit	8,142	3,837	15,367	7,423

Selling, general and administrative expense	3,342	2,399	6,252	4,844
Fees to manager	145	145	306	290
Amortization of intangibles	138	159	326	319

Income from operations	$4,517	$1,134	$8,483	$1,970

Three-months ended June 30, 2006 vs. June 30, 2005
     Net sales
          Net sales for the three months ended June 30, 2006 increased approximately $6.1 million over the corresponding three month period ended June 30, 2005. Revenues attributable to sales of its “soft air” products increased $4.2 million and revenues attributable its airgun and related ammunition sales increased approximately $2.2 million. The increased in sales of its soft air products is the result of the overall growth in the soft air market and the ability of Crosman to leverage its position in this growing market. The increased sales of its airgun products and related ammunition is due to (i) reconfigured products that drove sales growth and (ii) more adequate inventory levels available to its customers during specific peak selling periods during the quarter.
     Cost of sales
          Cost of sales for the three months ended June 30, 2006 increased approximately $1.8 million. This increase is due almost entirely to the corresponding increase in sales offset in part by overall increased gross profit margins (32.5% at June 30, 2006 vs. 20.3% at June 30, 2005) resulting from Crosman’s ability to reduce certain product discounting during the quarter as a result of its increased operating leverage, primarily for soft air products.
     Selling, general and administrative expenses
          Selling, general and administrative expenses increased approximately $0.9 million during the three months ended June 30, 2006 compared to the corresponding period in 2005. This increase is due to additional performance bonus expense of approximately $1.5 million recorded in the second quarter offset in part by a $0.6 million decrease in legal costs in 2006.
     Operating income
          Operating income for the three months ended June 30, 2006 was approximately $4.5 million compared to approximately $1.1 million for the three months ended June 30, 2005, an increase of approximately $3.4 million. This increase was primarily due to increased revenues and other factors as described above.

Six-months ended June 30, 2006 vs. June 30, 2005
     Net sales
          Revenues for the six months ended June 30, 2006 increased approximately $17.0 million over the corresponding six month period ended June 30, 2005. Revenues attributable to sales of its “soft air” products increased $10.6 million and revenues attributable its airgun and related ammunition sales increased approximately $6.0 million. The increased sales of its soft air products is the result of the overall growth in the soft air market and the ability of Crosman to leverage its position in this growing market. The increased sales of its airgun products and related ammunition is due to (i) reconfigured products that drove sales growth and (ii) more adequate inventory levels available to its customers during specific peak selling periods during the period.
     Cost of sales
          Cost of sales for the six months ended June 30, 2006 increased approximately $9.0 million. This increase is due almost entirely to the corresponding increase in sales offset in part by overall increased gross profit margins (31.5% at June 30, 2006 vs. 23.3% at June 30, 2005) resulting from Crosman’s ability to reduce certain product discounting during the period as a result of its increased operating leverage, primarily for soft air products.
     Selling, general and administrative expenses
          Selling, general and administrative expenses increased approximately $1.5 million during the six months ended June 30, 2006 compared to the corresponding period in 2005. This increase is due to additional performance bonus expense of approximately $1.7 million recorded in the six months ended June 30, 2006 and additional selling and marketing costs totaling $0.4 million related to the significant increase in sales, offset in part by a $0.6 million decrease in legal costs in 2006.
     Operating income
          Operating income for the six months ended June 30 2006 was approximately $8.5 million compared to approximately $2.0 million for the six months ended June 30, 2005, an increase of approximately $6.5 million. This increase was primarily due to increased revenues and other factors as described above.
Advanced Circuits
     Overview
          Advanced Circuits is a provider of prototype, quick-turn and volume production printed circuit boards, or PCBs, to customers throughout the United States. Collectively, prototype and quick-turn PCBs represent over 60% of Advanced Circuits’ gross revenues. Advanced Circuits manufacturescustom PCBs in as little as 24 hours, while maintaining an approximately 98% error-free production rate and real-time customer service and product tracking 24 hours per day.
          Advanced Circuits does not depend or expect to depend upon any customer or group of customers, with no single customer accounting for more than 2% of its net sales in the three or six-months ended June 30, 2006
          In September 2005, a subsidiary of CGI acquired Advanced Circuits, Inc. along with R.J.C.S. LLC, an entity previously established solely to hold Advanced Circuits’ real estate and equipment assets. Immediately following the acquisitions, R.J.C.S. LLC was merged into Advanced Circuits, Inc. The results for the three and six-months ended June 30, 2006 and June 30, 2005 reflect the combined results of the two businesses. The following section discusses the historical financial performance of the combined entities.

Results of Operations
The table below summarizes the income from operations data for Advanced Circuits for the three and six-month periods ended June 30, 2006 and June 30, 2005.

	Three-months ended		Six-months ended
(in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net sales	$12,278	$10,641	$24,001	$20,781
Cost of sales	5,087	4,969	10,093	9,621

Gross profit	7,191	5,672	13,908	11,160

Selling, general and administrative expense	2,414	1,823	5,249	3,604
Fees to manager	125	—	250	—
Amortization of intangibles	689	—	1,401	—

Income from operations	$3,963	$3,849	$7,008	$7,556

Three-months ended June 30, 2006 vs. June 30, 2005
     Net sales
          Net sales for the three months ended June 30, 2006 increased approximately $1.6 million over the corresponding three month period ended June 30, 2005. Sales from quick-turn production PCB’s increased by $0.6 million and sales of Prototype PCB’s also increased by $0.6 million. Sales in Advanced Circuits long-lead time and other product categories are responsible for the remaining increases in net sales
     Cost of sales
          Cost of sales for the six months ended June 30, 2006 increased approximately $0.1 million. This increase is due principally to the corresponding increase in sales offset in part by efficiencies derived from the increased capacity utilization of Advanced Circuits Aurora, CO facility. Gross profit as a percentage of sales also increased during the three months ended June 30, 2006 (58.6% at June 30, 2006 vs. 53.3% at June 30, 2005) largely as a result of utilizing this increased capacity.
     Selling, general and administrative expenses
          Selling, general and administrative expenses increased approximately $0.6 million during the three months ended June 30, 2006 compared to the corresponding period in 2005. This increase is principally due to charges of approximately $0.5 million related to accrued loan forgiveness. The loan forgiveness expense is related to a bonus plan whereby the loans issued in connection with the purchase of Advanced Circuits’ stock by its management may be forgiven upon the achievement of certain financial performance targets
     Amortization expense
Amortization expense increased approximately $0.7 million in the three months ended June 30, 2006 as a result of intangible assets acquired in connection with the September 2005 acquisition.
     Operating income
          Operating income for the three months ended June 30, 2006 was approximately $4.0 million compared to approximately $3.9 million for the three months ended June 30, 2005, an increase of approximately $0.1 million. This increase was primarily due to increased revenues and other factors as described above.

Six-months ended June 30, 2006 vs. June 30, 2005
     Net sales
          Net sales for the six months ended June 30, 2006 increased approximately $3.2 million over the corresponding six month period ended June 30, 2005. Sales from quick-turn production PCB’s increased by $1.4 million and sales of Prototype PCB’s increased by $1.3 million. Sales in Advanced Circuits long-lead time and other product categories are responsible for the remaining increases in net sales
     Cost of sales
          Cost of sales for the three months ended June 30, 2006 increased approximately $0.5 million. This increase is due principally to the corresponding increase in sales offset in part by efficiencies realized from the increased capacity utilization of Advanced Circuits Aurora, CO facility. Gross profit as a percentage of sales also increased during the six months ended June 30, 2006 (57.9% at June 30, 2006 vs. 53.7% at June 30, 2005) largely as a result of utilizing this increased capacity.
     Selling, general and administrative expenses
          Selling, general and administrative expenses increased approximately $1.6 million during the six months ended June 30, 2006 compared to the corresponding period in 2005. This increase is principally due to charges of approximately $1.6 million related to accrued loan forgiveness. The loan forgiveness expense is related to a bonus plan whereby the loans issued in connection with the purchase of Advanced Circuit’s stock by its management may be forgiven upon the achievement of certain financial performance targets
     Amortization expense
Amortization expense increased approximately $1.4 million in the six months ended June 30, 2006, as a result of intangible assets acquired in connection with the September 2005 change in ownership.
     Operating income
          Operating income for the six months ended June 30, 2006 was approximately $7.0 million compared to approximately $7.5 million for the three months ended June 30, 2005, a decrease of approximately $0.5 million. This decrease was primarily the result if the accrued loan forgiveness charges and amortization costs incurred in 2006 which were not factors in 2005 and other factors as described above. We will continue to incur these non-cash charges in the future.
Silvue
     Overview
          Silvue is a developer and producer of proprietary, high performance liquid coating systems used in the high-end eyewear, aerospace, automotive and industrial markets. Silvue’s coating systems, which impart properties such as abrasion resistance, improved durability, chemical resistance, ultraviolet, or UV protection, can be applied to a wide variety of materials, including plastics, such as polycarbonate and acrylic, glass, metals and other surfaces.
          On August 31, 2004, Silvue was formed by CGI and management to acquire SDC Technologies, Inc. and on September 2, 2004, it acquired 100% of the outstanding stock of SDC Technologies, Inc. Following this acquisition, on April 1, 2005, SDC Technologies, Inc. purchased the remaining 50% it did not previously own of Nippon Arc Co. LTD (“Nippon ARC”), which was formerly operated as a joint venture with Nippon Sheet Glass Co., LTD., for approximately $3.6 million.

Results of Operations
The table below summarizes the income from operations data for Silvue for the three and six-month period ended June 30, 2006 and June 30, 2005.

	Three-months ended		Six-months ended
(in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net sales	$5,516	$4,412	$10,254	$7,390
Cost of sales	1,418	1,075	2,586	1,508

Gross profit	4,098	3,337	7,668	5,882

Selling, general and administrative expense	2,009	1,784	4,267	3,231
Research and development	315	286	596	487
Fees to manager	88	87	175	175
Amortization of intangibles	180	126	360	253

Income from operations	$1,506	$1,054	$2,270	$1,736

Three-months ended June 30, 2006 vs. June 30, 2005
     Net sales
     Revenues for the three months ended June 30, 2006 increased approximately $1.1 million over the corresponding three months ended June 30, 2005. This increase is principally due to increased coating sales to existing customers.
     Cost of sales
     Cost of sales for the three months ended June 30, 2006 increased approximately $0.3 million. This increase is almost entirely the result of direct cost associated with the increase in revenues. Gross profit was approximately 74.3% and 75.6 % of revenue in each of the three month periods ended June 30, 2006 and 2005, respectively. This decrease in gross profit percentage is due to a greater percentage of overall sales being derived from Asia where margins are lower than those in the United States or Europe.
     Selling, general and administrative expense
     Selling, general and administrative expenses increased approximately $0.2 million during the three months ended June 30, 2006 compared to the corresponding period in 2005. This increase was primarily due to increases in personnel costs and accounting fees
     Research and development costs
     Research and development costs totaled approximately $0.3 million in each of the three month periods ended June 30, 2006 and 2005, respectively,
      Amortization expense
     Amortization expense increased approximately $0.1 million in the three months ended June 30, 2006 due principally to the increase in amortizable intangible assets resulting from the Nippon Arc acquisition..
     Operating income
     Operating income for the three months ended June 30, 2006 was approximately $1.5 million compared to approximately $1.1 million for the three months ended June 30, 2005, an increase of approximately $0.4 million. This increase was primarily due to increased revenues and other factors as described above.

Six-months ended June 30, 2006 vs. June 30, 2005
     Net sales
     Revenues for the six months ended June 30, 2006 increased approximately $2.9 million over the corresponding six months ended June 30, 2005. This increase is principally due to sales associated with Nippon ARC which Silvue acquired on April 1, 2005. Sales related to Nippon ARC were $3.3 million and $1.2 million in each of the six month periods ended June 30, 2006 and 2005 respectively. In addition, sales in its core ophthalmic business and aluminum wheels manufacturing operations also contributed to the increase in sales during the six months ended June 30, 2006.
     Cost of sales
     Cost of sales for the six months ended June 30, 2006 increased approximately $1.1 million. This increase is almost entirely the result of direct costs associated with the increase in net sales primarily related to Nippon ARC. Gross profit as a percentage of sales was approximately 74.8% and 79.6 % in each of the six month periods ended June 30, 2006 and 2005, respectively. This decrease in gross profit percentage is due to a greater percentage of overall sales being derived from Asia where margins are lower than those in the United States or Europe. We expect that gross profit as a percent of revenues will approximate the 2006 rate, going forward.
     Selling, general and administrative expense
     Selling, general and administrative expenses increased approximately $1.0 million during the six months ended June 30, 2006 compared to the corresponding period in 2005. This increase was primarily due to increased costs of approximately $0.5 million related to the inclusion of Nippon ARC for the full six months in 2006 and increased accounting and professional fees of approximately $0.4 million associated with the purchase and recapitalization of Silvue by Compass.
     Research and development costs
     Research and development costs increased approximately $0.1 million in the six months ended June 30, 2006 compared to the same period in 2005. This increase is primarily the result of increased costs associated with the inclusion of Nippon ARC for a full six month period in 2006.
     Amortization expense
     Amortization expense increased approximately $0.1 million in the six months ended June 30, 2006. This increase is primarily the result of increased costs associated with the inclusion of Nippon ARC for a full six month period in 2006.
     Operating income
     Operating income for the six months ended June 30, 2006 was approximately $2.3 million compared to approximately $1.7 million for the six months ended June 30, 2005, an increase of approximately $0.6 million. This increase was primarily due to increased revenues, the inclusion of Nippon ARC for a full six month period in 2006 and other factors as described above.
Liquidity and Capital Resources
On May 16, 2006 we completed an initial public offering and concurrent private placement of shares of trust stock each representing a beneficial interest in the Company. The net proceeds from these offerings after underwriter’s commissions, discounts and public offering costs totaled approximately $269.9 million. In conjunction with this offering, we entered into a third party credit facility for an aggregate borrowing amount of $225 million as follows: (i) $60 million revolving line of credit commitment; (ii) $50 million term loan; and (iii) $115 million delayed term loan (“Financing Agreement”)
We used the net proceeds from our initial public offering and private placement together with the $50 million term loan to acquire controlling interests in, and to provide loans to, our initial businesses on May 16, 2006. As a consequence, our consolidated cash flows from operating, financing and investing activities reflect the inclusion of our initial businesses for the 46 day period between May 16, 2006 and June 30, 2006. Any comparison of our consolidated cash flows for this short period in 2006 to any prior period is not meaningful.

At June 30, 2006, on a consolidated basis, cash flows provided by operating activities totaled approximately $8.6 million, which represents the inclusion of the results of operations of the initial businesses for 46 days (May 16, 2006 through June 30, 2006). Cash flows used in investing activities totaled approximately $312.8 million, which largely reflects the costs to acquire the initial businesses. Cash flow provided by financing activities totaled $320.2 million, reflecting the net proceeds of the shareholder offerings and the initial draw-downs of debt from our Finance Agreement.
At June 30, 2006 we had approximately $16.1 million of cash on hand and the following outstanding loans due from each of our initial businesses:
•	CBS Personnel — approximately $68.8 million;

•	Crosman — approximately $44.3 million;

•	Advanced Circuits — approximately $42.6 million; and

•	Silvue — approximately $10.9 million.
Each loan has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity.
On July 31, 2006 we acquired a controlling interest in Anodyne together with the Original Loans, the outstanding loan balance which was approximately $10.8 million on August 4, 2006. See “Related Party Transactions” below.
We are dependent upon the earnings of and distributions of our businesses to meet our working capital needs and to provide financing for our operating expenses including the payments of the management fee expenses and to pay distributions to our shareholders. In addition, we generate cash from the receipt of interest and principal received on our outstanding loans to our businesses
These earnings and distributions, net of any minority interests, are available for (i) operating expenses; (ii) payment of principal and interest under our Financing Agreement,; (iii) payments to our Manager due or potentially due pursuant to the Management Services Agreement,the LLC Agreement, and the Supplemental Put Agreement; (iv)cash distributions to our shareholders and (v) investments in future acquisitions. Payments made under (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by the Company, which may require the Company to dispose of assets or incur debt to fund such expenditures. We believe that we currently have sufficient liquidity and resources to meet our existing obligations including anticipated distributions to our shareholders over the next twelve months.
We intend to use the Financing Agreement to pursue acquisitions of additional businesses to the extent permitted under our Financing Agreement and to provide for working capital needs. All obligations under the Financing Agreement will mature on May 16, 2011. As of June 30, 2006, we had $50 million of borrowings outstanding under the term loan portion of the facility.
The Financing Agreement is secured by a first priority lien on all the assets of the Company, including, but not limited to, the capital stock of our businesses, loan receivables from these businesses, cash and other assets. The Financing Agreement also requires that the loan agreements between the Company and our businesses be secured by a first priority lien on the assets of our businesses.
The Financing Agreement includes certain affirmative and restrictive covenants, including, among other customary covenants that require us:
•	to maintain a minimum level of cash flow;

•	to leverage new businesses we acquire to a minimum specified level at the time of acquisition;

•	to keep our total debt to cash flow at or below a ratio of 3 to 1; and

•	to maintain a minimum rate of cash flow to our fixed charges

In addition, we are only permitted to make acquisitions that satisfy certain specified minimum criteria imposed by our lender.
We are in compliance with the covenants contained in the Financing Agreement. We do not believe these financial covenants, including the limitation on the total debt the Company may have, will materially limit our ability to undertake future financing.
We incurred approximately $6.4 million in fees and costs for the arranging of the Financing Agreement, which were paid to the lenders and a third party that assisted us in obtaining the Financing Agreement and for various other costs. This amount is being amortized over the life of the loan.
We intend to pursue a policy of making regular distributions on our outstanding shares. Our policy is dependent upon the liquidity and capital resources available in our businesses, taking into consideration their long and short-term capital needs.
On July 18, 2006 we paid a distribution of $0.1327 per share to all holders of record on July 11, 2006. This distribution represented a pro-rata distribution for the quarter ended June 30, 2006. We expect to pay quarterly distributions of $0.2625 per share, each fiscal quarter beginning with the quarter ended September 30, 2006.
The table below details cash receipts and payments that are not reflected on our income statement in order to provide an additional measure of management’s estimate of cash flow available for distribution (“CAD”). CAD is a non-GAAP measure that we believe provides additional information to evaluate our ability to make anticipated quarterly distributions. It is not necessarily comparable with similar measures provided by other entities. We believe that CAD, together with future distributions and cash available from our businesses (net of reserves) will be sufficient to meet our anticipated distributions over the next twelve months. The table below reconciles CAD to net income and to cash flow provided by operating activities, which we consider to be the most directly comparable financial measure calculated and presented in accordance with GAAP.

Six months
ended
(in thousands)	June 30, 2006
Net income	$2,112
Adjustment to reconcile pro forma net income to cash provided by operating activities
Depreciation and amortization	2,027
Adjustment to add back Silvue’s in-process R&D expensed at acquisition date	1,120
Advanced circuits loan forgiveness accrual	536
Minority interest	709
Deferred taxes	28
Other	(106)
Changes in operating assets and liabilities	2,183

Net cash provided by operating activities	8,609
Plus:
Unused fee on delayed term loan (1)	288

Less:
Changes in operating assets and liabilities	2,183
Maintenance capital expenditures for the ended quarter June 30, 2006 (2)
Compass Group Diversified Holdings LLC	19
CBS Personnel	36
Crosman	585
Advanced Circuits	70
Silvue	3

Estimated cash flow available for distribution	$6,001

(1)	Represents the 2% commitment fee on the $115 million unused delayed term loan

(2)	Represents maintenance capital expenditures that were funded from operating cash flow.

Cash flows of certain of our businesses are seasonal in nature. Cash flows from CBS Personnel are typically lower in the March 31 quarter of each year than in other quarters due to reduced seasonal demand for temporary staffing services and to lower gross margins during that period associated with the front-end loading of certain taxes and other payments associated with payroll paid to our employees. In addition, Crosman’s business is seasonal in nature, with cash flow typically peaking in the December 31 quarter of each year as a result of holiday related sales.
Related Party Transactions
We have entered into the following agreements with our Manager, Compass Group Management, LLC. Any fees associated with the agreements described below must be paid, if applicable, prior to the payment of any distributions to shareholders.
•	Management Services Agreement

•	LLC Agreement

•	Supplemental Put Agreement
Management Services Agreement — We entered into a Management Services Agreement (“Agreement”) with our manager effective May 16, 2006. The Agreement provides for CGM to perform services for us in exchange for a management fee paid quarterly and equal to 0.5% of the Company’s adjusted net assets. The management fee is required to be paid prior to the payment of any distributions to shareholders. For the period ended June 30, 2006 we expensed $886,000 of management fees to our manager for its quarterly management fee.
LLC Agreement — As distinguished from its provision of providing management services to us, pursuant to the Management Services Agreement, our manager is also an equity holder of the Company’s allocation interests. As such, our manager has the right to a distribution pursuant to a profit allocation formula upon the occurrence of certain events. Our manager paid $100,000 for the aforementioned allocation interests and has the right to cause the Company to purchase the allocation interests it owns under certain circumstances. (see Supplemental Put Agreement below).
Supplemental Put Agreement — In connection with the LLC agreement described above, we entered into a Supplemental Put Agreement with our manager pursuant to which our manager has the right to cause us to purchase the allocation interests then owned by them upon termination of the Management Services Agreement. The Company did not record an increase in its obligation relating to the Supplemental Put Agreement as of June 30, 2006 because we the amount paid for our manager’s allocation interest approximates the fair value of the Supplemental Put Agreement as of June 30, 2006.
Anodyne acquisition — On July 31, 2006, we acquired from CGI and its wholly-owned, indirect subsidiary, Compass Medical Mattress Partners, LP (the “Seller”) approximately 47.3% of the outstanding capital stock, on a fully-diluted basis, of Anodyne, representing approximately 72.7% of the voting power of all Anodyne stock. Pursuant to the same agreement, we also acquired from the Seller all of the Original Loans. On the same date, we entered into a Note Purchase and Sale Agreement with CGI and the Seller for the purchase from the Seller of a Promissory Note issued by a borrower controlled by Anodyne’s chief executive officer. Our manager acted as an advisor to us in the transaction for which it received transaction services fees and expense payments totaling approximately $300,000.

Contractual Obligations and Off-Balance Sheet Arrangements
We have no special purpose entities or off balance sheet arrangements, other than operating leases entered into in the ordinary course of business.
Long-term contractual obligations, except for our long-term debt obligations, are generally not recognized in our consolidated balance sheet. Non-cancelable purchase obligations are obligations we incur during the normal course of business, based on projected needs.
The table below summarizes the payment schedule of our contractual obligations at June 30, 2006.

		Less than	1-3	3-5	More than
(in thousands)	Total	1 Year	Years	Years	5 years
Long-Term Debt Obligations (a)	$65,000	$5,000	$60,000	$—	$—
Capital Lease Obligations	417	132	205	66	14
Operating Lease Obligations (b)	20,735	5,033	7,434	3,089	5,179
Purchase Obligations (c)	48,950	18,966	16,333	13,651	—

	$135,102	$29,131	$83,972	$16,806	$5,193

(a)	Reflects long-term debt of $50 million and related interest obligations

(b)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.

(c)	Reflects non-cancelable commitments as of June 30, 2006, including: (i) committed shareholder distributions of $7.8 million, (ii) management fees of $6.8 million per year over the next five years and; (iii)other obligations, including amounts due under employment agreements.
The table does not include the long-term portion of the actuarially developed reserve for workers compensation, which does not provide for annual estimated payments beyond one year. This liability, totaling approximately $13.8 million at June 30, 2006, is included in our balance sheet as a component of other non-current liabilities.
Recent Accounting Pronouncements
On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which is effective January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with FAS 109, Accounting for Income Taxes. The cumulative effect of applying the provisions of this interpretation is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. We are in the process of reviewing and evaluating FIN 48, and therefore the ultimate impact of its adoption is not yet known.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     At June 30, 2006, we were exposed to interest rate risk primarily through borrowings under our Financing Agreement since borrowings under this agreement are subject to variable interest rates. In connection with the acquisition of our initial businesses on May 16, 2006, we had outstanding $50 million under the Financing Agreement as a term loan as of June 30, 2006 which was used to partially fund the acquisition of the initial businesses. In addition, we have $2.3 million in a fixed-rate revolving credit facility outstanding in connection with Silvue’s operations in Japan.

     We expect to borrow under the revolving credit portion of the Financing Agreement to finance our short term working capital needs.
Exchange Rate Sensitivity
     At June 30, 2006, we were not exposed to significant foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations.
ITEM 4. CONTROLS AND PROCEDURES
     As required by Exchange Act Rule 13a-15(b), the Trust’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of the Trust’s and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2006. Based on that evaluation, the Regular Trustees of the Trust and the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Trust’s and the Company’s disclosure controls and procedures were effective as of June 30, 2006.
     In connection with the evaluation required by Exchange Act Rule 13a-15(d), the Trust’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, concluded that no changes in the Trust’s or the Company’s internal control over financial reporting occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Trust’s and the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Legal proceedings associated with the Company’s and the Trust’s business together with legal proceedings for the initial businesses have not changed materially from those disclosed in the Registration Statement on Form S-1, (File No. 333-130326) as filed with the SEC, and incorporated herein by reference.
ITEM 1A. RISK FACTORS
Risk factors and uncertainties associated with the Company’s and the Trust’s business have not changed materially from those disclosed in the Registration Statement on Form S-1, (File No. 333-130326) as filed with the SEC and incorporated herein by reference, except as regards to risks unique to the acquisition and business of Anodyne that could have a material affect on our financial condition, business or operations, as well as the trading price of our public securities as summarized below. Additional risks and uncertainties that are not currently known to us or that we currently believe are immaterial may also materially adversely affect our financial condition, business and operations.
Risks Related to Anodyne
The loss of a key customer could cause a rapid decrease in Anodyne’s earnings
The loss of a key customer could cause a rapid decrease in Anodyne’s earnings. Anodyne’s customer base is comprised of a small number of large and influential distributors of medical mattresses and support surface systems as well as smaller regional distributors and long term care facilities. Accordingly, the loss of any one customer could materially and adversely impact the operating results of Anodyne in a way that could be material to our results of operation.
Anodyne acquired its first two businesses and faces risks associated with consolidation and integration.
Anodyne just recently acquired its first two businesses and faces risks associated with consolidation and integration. Anodyne was formed in early 2006 to acquire Sentech Medical Systems, Inc. (“Sentech”) and AMF Support Surfaces, Inc. (“AMF”). In addition to Sentech and AMF, Anodyne intends to acquire other businesses in the medical mattress and support surface sector. Anodyne’s operating results will be influenced by the ability of Anodyne’s management to integrate these.
Anodyne’s business could be materially impacted by fluctuations in raw material costs, such as foam, vinyl or fabric.
Anodyne’s results of operation could be materially impacted by fluctuations in the cost of raw materials such as foam, vinyl or fabric. In particular, fluctuations in the cost of polyurethane foam could have a material effect on profitability. Since November of 2005, the cost of polyurethane foam has increased significantly, in some cases by over 40%. There can be no assurance that increases in the costs of raw materials such as polyurethane foam can be passed along to customers. Any inability to pass on increases in the costs of raw materials could materially impact Anodyne’s profitability
The manufacturing of medical support surfaces could migrate to lower-cost production countries.
The manufacturing of medical support surfaces could migrate to lower-cost production countries. All of Anodyne’s manufacturing takes place in the United States. Over the last several years, the number of low-cost, imported support surfaces has increased, and off-shore production could materially impact Anodyne’s results of operation.

Certain of Anodyne’s products are subject to regulation by the FDA.
Certain of Anodyne’s mattress products are Class II devices within Section 201(h) of the Federal Food, Drug and Cosmetic Act (21 USC §321(h) (the “FDCA”) and, as such, are subject to the requirements of the FDCA and certain rules and regulations of the Food and Drug Administration (the “FDA”). Prior to our acquisition of Anodyne, one of its subsidiaries received a warning letter from the FDA in connection with certain deficiencies identified during a regular FDA audit, including noncompliance with certain design control requirements, certain of the good manufacturing practice regulations defined in 21 C.F.R. 820 and certain record keeping requirements. Anodyne’s subsidiary has undertaken corrective measures to address the deficiencies and continues to fully cooperate with the FDA. Anodyne is vulnerable to actions that may be taken by the FDA which may have a material adverse effect on Anodyne and/or its business. The FDA has the authority to inspect without notice, and to take any disciplinary action that it sees fit.
A change in Medicare Reimbursement Guidelines may reduce demand for Anodyne’s products.
Certain change in Medicare Reimbursement Guidelines may reduce demand for medical support surfaces and have a material effect on Anodyne’s operating performance.
Anodyne relies significantly on several key executives
As with the Company’s other businesses Anodyne relies significantly on several key executives. While Anodyne has entered into employment contracts with these executives there can be no assurances that Anodyne will be able to retain their continuing services. Loss of of any of Anodyne’s executive officers could have a material effect on Anodyne’s operating performance.

ITEM 6. Exhibits

Exhibit No.	Description
2.1	Stock and Note Purchase Agreement dated as of July 31 2006 among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc.,and Compass Medical Mattress Partners, L.P.*

3.1	Certificate of Trust of Compass Diversified Trust**

3.2	Certificate of Formation of Compass Group Diversified Holdings LLC**

3.3	Amended and Restated Trust Agreement of Compass Diversified Trust****

3.4	Amended and Restated Operating Agreement of Compass Group Diversified Holdings LLC****

4.1	Specimen certificate evidencing a share of trust of Compass Diversified Trust (included in Exhibit 3.5)****

4.2	Specimen certificate evidencing an interest of Compass Group Diversified Holdings LLC (included in Exhibit 3.6)****

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Note Purchase and Sale Agreement dated as of July 31, 2006, among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc and Compass Medical Mattress Partners, L.P.*

*	Previously filed in connection with Compass Diversified Trust’s and Compass Group Diversified Holdings LLC’s current report on Form 8-K filed on August 1, 2006.

**	Previously filed in connection with Compass Diversified Trust’s and Compass Group Diversified Holdings LLC’s registration statement on Form S-1 (File No. 333-130326, 333-130326-01) filed on December 14, 2005.

***	Previously filed in connection with amendment no. 3 to Compass Diversified Trust’s and Compass Group Diversified Holdings LLC’s registration statement on Form S-1 (File No. 333-130326, 333-130326-01) filed on April 13, 2006.

****	Previously filed in connection with amendment no. 4 to Compass Diversified Trust’s and Compass Group Diversified Holdings LLC’s registration statement on Form S-1 (File No. 333-130326, 333-130326-01) filed on April 26, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS DIVERSIFIED TRUST

	By:	/s/ James J. Bottiglieri

James J. Bottiglieri
Regular Trustee
Date: August 10, 2006

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

	By:	/s/ James J. Bottiglieri

James J. Bottiglieri
Chief Financial Officer
Date: August 10, 2006

EXHIBIT INDEX

Exhibit No.	Description
2.1	Stock and Note Purchase Agreement dated as of July 31, 2006, among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc and Compass Medical Mattress Partners, L.P.*

3.1	Certificate of Trust of Compass Diversified Trust**

3.2	Certificate of Formation of Compass Group Diversified Holdings LLC**

3.3	Amended and Restated Trust Agreement of Compass Diversified Trust****

3.4	Amended and Restated Operating Agreement of Compass Group Diversified Holdings LLC****

4.1	Specimen certificate evidencing a share of trust of Compass Diversified Trust (included in Exhibit 3.5)***

4.2	Specimen certificate evidencing an interest of Compass Group Diversified Holdings LLC (included in Exhibit 3.6)****

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Note Purchase and Sale agreement dated as of July 31, 2006, among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc and Compass Medical Mattress Partners, L.P.*

*	Previously filed in connection with Compass Diversified Trust’s and Compass Group Diversified Holdings LLC’s current report on Form 8-K filed on August 1, 2006.

**	Previously filed in connection with Compass Diversified Trust’s and Compass Group Diversified Holdings LLC’s registration statement on Form S-1 (File No. 333-130326, 333-130326-01) filed on December 14, 2005.

***	Previously filed in connection with amendment no. 3 to Compass Diversified Trust’s and Compass Group Diversified Holdings LLC’s registration statement on Form S-1 (File No. 333-130326, 333-130326-01) filed on April 13, 2006.

****	Previously filed in connection with amendment no. 4 to Compass Diversified Trust’s and Compass Group Diversified Holdings LLC’s registration statement on Form S-1 (File No. 333-130326, 333-130326-01) filed on April 26, 2006.