Form 10-Q
period 2006-09-30
Compass Diversified Trust; Compass Group Diversified Holdings LLC
filed 2006-11-09
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

COMPASS DIVERSIFIED TRUST
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	0-51937 (Commission file number)	57-6218917 (I.R.S. employer identification number)
COMPASS GROUP DIVERSIFIED HOLDINGS LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	0-51938 (Commission file number)	20-3812051 (I.R.S. employer identification number)
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
Yes ☐           No ☑
As of November 1, 2006, there were 20,450,000 shares of
Compass Diversified Trust outstanding.

COMPASS DIVERSIFIED TRUST
QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2006
NOTE TO READER
In reading this Quarterly Report on Form 10-Q, references to:
•	the “Trust” refers to Compass Diversified Trust;

•	“businesses” refers to, collectively, the initial businesses and Anodyne Medical Device, Inc. and the subsidiaries controlled by the Company;

•	the “Company” refers to Compass Group Diversified Holdings LLC;

•	the “Manager” refers to Compass Group Management LLC (“CGM”);

•	the “initial businesses” refers to, collectively, CBS Personnel Holdings, Inc., Crosman Acquisition Corporation, Compass AC Holdings, Inc. and Silvue Technologies Group, Inc.

•	the “Trust Agreement” refers to the amended and restated trust agreement of the Trust dated as of April 25, 2006;

•	the “LLC Agreement” refers to the amended and restated operating agreement of the Company dated as of April 25, 2006; and

•	“we,” “us” and “our” refer to the Trust, the Company and the businesses together.

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q, contains both historical and forward-looking statements. We may, in some cases, use words such as “project,” “predict,” “believe’” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:
•	our ability to successfully operate our businesses on a combined basis, and to effectively integrate and improve any future acquisitions;

•	our ability to remove CGM and CGM’s right to resign;

•	the Trust and our organizational structure, which may limit our ability to meet our dividend and distribution policy;

•	our ability to service and comply with the terms of our indebtedness;

•	our cash flow available for distribution and our ability to make distributions in the future to our shareholders;

•	our ability to pay the management fee, profit allocation when due and to pay the put price if and when due;

•	our ability to make and finance future acquisitions;

•	our ability to implement our acquisition and management strategies;

•	the regulatory environment in which our businesses operate;

•	trends in the industries in which our businesses operate;

•	changes in general economic or business conditions or economic or demographic trends in the United States and other countries in which we have a presence, including changes in interest rates and inflation;

•	environmental risks affecting the business or operations of our businesses;

•	our and CGM’s ability to retain or replace qualified employees of our businesses and CGM;

•	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and

•	extraordinary or force majeure events affecting the business or operations of our businesses.
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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Compass Diversified Trust
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
(in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,049	$100
Accounts receivable, less allowances of $4,738 at September 30, 2006	91,142	—
Inventories	22,162	—
Prepaid expenses and other current assets	10,140	3,308
Current assets of discontinued operations	542	—

Total current assets	137,035	3,408

Property, plant and equipment, net	22,110	—
Goodwill	189,448	—
Intangible assets, net	143,678	—
Deferred debt issuance costs, less accumulated amortization of $473 at Sep. 30, 2006	5,834	—
Other non-current assets	12,401	—
Assets of discontinued operations	466	—

Total assets	$510,972	$3,408

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$65,074	$1
Distribution payable	5,368	—
Due to related party	531	3,308
Working capital facility	11,697	—
Current liabilities of discontinued operations	625	—

Total current liabilities	83,295	3,309

Supplemental put obligation	8,016
Long-term debt	60,000	—
Deferred income taxes	42,842	—
Other non-current liabilities	17,544	—

Total liabilities	211,697	3,309

Minority interests	25,956	100

Stockholders’ equity (deficit)
Trust shares, no par value, 500,000 authorized; 20,450 shares issued and outstanding	275,092	—
Accumulated earnings (deficit)	(1,773)	(1)

Total stockholders’ equity (deficit)	273,319	(1)

Total liabilities and stockholders’ equity (deficit)	$510,972	$3,408

See notes to condensed consolidated financial statements.

Compass Diversified Trust
Condensed Consolidated Statement of Operations
(unaudited)

	Three-months	Nine-months
	Ended	Ended
(in thousands, except per share data)	September 30, 2006	September 30, 2006

Net sales	$183,837	$278,520
Cost of sales	138,875	209,752

Gross profit	44,962	68,768
Operating expenses:
Staffing expense	13,468	20,439
Selling, general and administrative expenses	15,563	23,911
Supplemental put expense	8,016	8,016
Fees to manager	1,928	2,814
Research and development expense	279	1,553
Amortization expense	2,865	4,156

Operating income	2,843	7,879

Other income (expense):
Interest income	353	447
Interest expense	(2,340)	(3,414)
Amortization of debt issuance costs	(321)	(479)
Other income, net	205	594

Income from continuing operations before income taxes and minority interests	740	5,027
Provision for income taxes	3,582	5,163
Minority interest	1,187	1,896

Loss from continuing operations	(4,029)	(2,032)
Income from discontinued operations, net of income taxes	145	260

Net loss	$(3,884)	$(1,772)

Basic and fully diluted loss per share	$(0.19)	$(0.18)

Weighted average number of shares of trust stock outstanding — basic and fully diluted	20,120	10,031

Cash dividends declared per share	$0.2625	$0.3952

See notes to condensed consolidated financial statements.

Compass Diversified Trust
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

				Total
	Number of		Accumulated	Stockholders’
(in thousands )	Shares	Amount	Deficit	Equity
Balance — December 31, 2005	—	$—	$(1)	$(1)

Issuance of Trust shares, net of offering costs	19,500	269,947	—	269,947
Issuance of Trust shares —Anodyne acquisition	950	13,100		13,100
Dividend declared	—	(5,368)		(5,368)
Dividend paid		(2,587)		(2,587)
Net loss	—		(1,772)	(1,772)

Balance — September 30, 2006	20,450	$275,092	$(1,773)	$273,319

See notes to condensed consolidated financial statements.

Compass Diversified Trust
Condensed Consolidated Statement of Cash Flows
(unaudited)

Nine Months
Ended
(in thousands)	September 30, 2006
Cash flows from operating activities:

Net loss from continuing operations	$(2,032)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	1,526
Amortization expense	4,156
Amortization of debt issuance costs	479
Supplemental put expense	8,016
Minority interests	1,896
Loan forgiveness accrual	1,072
Deferred taxes	(624)
In-process research and development charge	1,120
Other	(389)

Changes in operating assets and liabilities, net of acquisition:
Increase in accounts receivable	(4,357)
Increase in inventories	(8,323)
Decrease in prepaid expenses and other current assets	408
Increase in accounts payable and accrued expenses	10,319
Decrease in due to related party	(3,308)
Decrease in net assets of discontinued operations	338

Net cash provided by operating activities	10,297

Cash flows from investing activities:
Acquisition of initial businesses, net of cash acquired	(310,759)
Purchases of property and equipment	(4,031)
Anodyne acquisition	(31,050)

Net cash used in investing activities	(345,840)

Cash flows from financing activities:
Proceeds from the issuance of debt	71,574
Proceeds from the issuance of trust shares, net	284,962
Debt issuance costs	(6,307)
Distributions paid	(2,587)
Other	756

Net cash provided by financing activities	348,398

Net increase in cash and cash equivalents	12,855
Foreign currency adjustment	94

Cash and cash equivalents — beginning of period	100

Cash and cash equivalents — end of period	$13,049

Supplemental disclosure of non-cash activities:
Income taxes paid	$6,940
Interest paid	$2,638
Distribution declared	$5,368
See notes to condensed consolidated financial statements.

Compass Diversified Trust
Notes to Condensed Consolidated Financial Statements
September 30, 2006
(unaudited)
Note A — Organization and Business Operations
Compass Diversified Trust, a Delaware statutory trust (the “Trust”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability company (the “Company”), was also formed on November 18, 2005. Compass Group Management LLC, a Delaware limited liability company (“CGM” or the “Manager”), was the sole owner of 100% of the Interests of the Company (as defined in the Company’s operating agreement, dated as of November 18, 2005, which were subsequently reclassified as the “Allocation Interests” pursuant to the Company’s amended and restated operating agreement, dated as of April 25, 2006 (as amended and restated, the “LLC Agreement”)) (see Note K — Related parties).
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
The Company used the net proceeds of the IPO, the separate private placements that closed in conjunction with the IPO, and initial borrowings under the Company’s Financing Agreement to make loans to and acquire controlling interests in each of the following businesses (the “initial businesses”), which controlling interests were acquired from certain subsidiaries of CGI and from certain minority owners of each initial business. The Company paid an aggregate of approximately $139.3 million for the purchase of the controlling interests in the following initial businesses (see Note C):
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

On July 31, 2006 the Company entered into a Stock and Note Purchase Agreement with CGI and Compass Medical Mattresses Partners, LP (the “Seller”), a wholly- owned, indirect subsidiary of CGI, to purchase approximately 47.3% of the outstanding capital stock, on a fully-diluted basis, of Anodyne Medical Device, Inc. (“Anodyne”), which represents approximately 69.8% of the voting power of all Anodyne stock. Pursuant to the same agreement, the Company also acquired from the Seller all of the outstanding debt under Anodyne’s credit facility (the “Original Loans”). On the same date, the Company entered into a Note Purchase and Sale Agreement with CGI and the Seller for the purchase from the Seller of a secured promissory note (the “Promissory Note”) issued by a borrower controlled by Anodyne’s chief executive officer,( see Note K — Related Party Transactions).
The purchase price aggregated approximately $31.1 million for the Anodyne stock, the Original Loans and the Promissory Note, which purchase price was paid by the Company in the form of $17.3 million in cash and 950,000 shares of newly issued shares in the Trust. The shares were valued at $13.1 million or $13.77 per share, the average closing price of the shares on the NASDAQ Global Market for the ten trading days ending on July 27, 2006. Transaction expenses were approximately $700,000. The cash consideration was funded through available cash and a drawing on our existing credit facility of approximately $18.0 million.
Concurrent with the closing of the acquisition of Anodyne, the Company amended Anodyne’s credit facility and made available to Anodyne a $5.0 million secured revolving loan commitment and secured term loans in the amount of $8.75 million The loans to Anodyne are secured by security interests in all of the assets of Anodyne and the pledge of the equity interests in Anodyne’s subsidiaries.
Note B — Summary of Significant Accounting Policies
Basis of Presentation
The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are in the opinion of management, necessary for the fair statement of financial condition and results of operations for the interim period. The results of operations for the quarter and nine months ended September 30, 2006 represents the results of operations of the initial businesses from May 16, 2006 to September 30, 2006 and the results of operations of Anodyne from August 1, 2006 to September 30, 2006, and therefore are not indicative of the results to be expected for the full year .
Principles of Consolidation
The consolidated financial statements include the accounts of the Trust and the Company, as well as the initial businesses as of May 16, 2006, and Anodyne as of August 1, 2006, all of which are controlled by the Company. All inter-company balances and transactions have been eliminated in consolidation. The operations of the initial businesses are included in the Company’s consolidated results from May 16, 2006, and Anodyne from August 1, 2006, the dates of acquisition.
The acquisition of businesses that the Company owns or controls more than a 50% share of the voting interest are accounted for under the purchase method of accounting. The amount assigned to the identifiable assets acquired and the liabilities assumed is based on the estimated fair values as of the date of acquisition, with the remainder, if any, recorded as goodwill.
Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles generally requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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

Crosman
Revenue is recognized upon shipment of product to the customer, net of sales returns and allowances. Appropriate reserves are established for anticipated returns and allowances based on past experience. One customer accounted for approximately 35% of Crosman’s sales from May 16, 2006 to September 30, 2006 and represents approximately 43% of its accounts receivable balance as of September 30, 2006.
Cooperative charges and sales rebates to distributors are recorded at the time of shipment based upon historical experience. Changes in such allowances may be required if future rebates differ from historical experience. Cooperative charges recorded as a reduction of net sales were $0.2 million for the period ended September 30, 2006.
CBS Personnel
Revenue from temporary staffing services is recognized at the time services are provided by the Company employees and is reported based on gross billings to customers. Revenue from employee leasing services is recorded at the time services are provided and is reported on a net basis (gross billings to clients less worksite employee salaries and payroll -related taxes). Revenue is recognized for permanent placement services at the employee start date. Permanent placement services are fully guaranteed to the satisfaction of the customer for a specified period.
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
Anodyne
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
Deferred charges
Deferred charges representing the costs associated with the issuance of debt instruments are amortized over the life of the related debt instrument.
Insurance reserves
Insurance reserves represent estimated costs of self insurance associated with product liability and workers’ compensation at the Company’s subsidiary Crosman and estimated costs of self insurance for workers’ compensation at the Company’s subsidiary CBS Personnel. Stop loss coverage is maintained for individual and aggregate product liability claims. The reserves for workers’ compensation are based upon actuarial assumptions of individual case estimates and incurred but not reported (“IBNR”) losses. At September 30, 2006, the current portion of these reserves are included as a component of accounts payable and accrued liabilities and the non-current portion is included as a component of other non-current liabilities.
Supplemental Put
As distinct from its role as Manager of the Company, CGM is also the owner of 100% of the allocation interests in the Company. Concurrent with the IPO, CGM and the Company entered into a Supplemental Put Agreement, which may require the Company to acquire these allocation interests upon termination of the Management Services Agreement.. Essentially, the put rights granted to CGM require the Company to acquire CGM’s allocation interests in the Company at a price based on a percentage of the increase in fair value in the Company’s businesses over its basis in those businesses, Each fiscal quarter the Company estimates the fair value of its businesses for the purpose of determining its potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. For the three months ended September 30, 2006, the Company recognized approximately $8.0 million in non-cash expense related to the Supplemental Put Agreement.
Warranty reserves
The Company’s subsidiary, Crosman, generally warrants its air-gun product for one year and its soft air products for 90 days. The warranty accrual is based on the prior nine months historical warranty activity and is included in accrued expenses. The activity in the product warranty reserve from May 16, 2006 (inception) to September 30, 2006 is as follows: (in thousands)

Balance at May 16, 2006	$724
Accruals for warranties issued during period	1,219

Settlements made during the period	(1,137)

Balance at September 30, 2006	$806

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

Earnings per share
Basic and diluted income per share is computed on a weighted average basis from the period January 1, 2006 through September 30, 2006. The weighted average number of trust shares outstanding was computed based on 1,000 shares of allocation interests outstanding for the period January 1, 2006 through September 30, 2006, 19,500,000 trust shares, for the period from May 16, 2006 through September 30, 2006 and 950,000 additional trust shares (issued in connection with the acquisition of Anodyne) for the period from August 1, 2006 through September 30, 2006.
Advertising costs
All advertising costs are expensed in operations as incurred. Advertising costs were $1.5 million and $2.2 million for the three and nine month periods ended September 30, 2006.
Research and development
Research and development costs are charged to operations when incurred. Research and development expense was approximately $0.3 million and $1.6 million for the three and nine months ended September 30, 2006 which includes approximately $1.1 million of in-process research and development costs charged to expense in connection with the purchase asset allocation of the Company’s subsidiary, Silvue on May 16, 2006.
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
In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. We do not expect SAB 108 to have a material impact on our financial condition or results of operations. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006.
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. We have not yet determined the impact that the implementation of SFAS No. 157 will have on our results of operations or financial condition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)” ( “SFAS No. 158” ). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. We are currently evaluating the impact that the implementation of SFAS No. 158 will have on our financial statements. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. We have determined that this statement is not applicable to the Company.

Note C — Acquisition of businesses
The Company used the proceeds from its initial public offering and private placements to acquire controlling interests in its initial businesses for cash from CGI and minority interest holders. On August 1, 2006, the Company purchased a controlling interest in Anodyne, which manufactures and distributes medical mattresses.
The acquisition of majority interests in the Company’s businesses have been accounted for under the purchase method of accounting. The preliminary purchase price allocation is based on estimates of the fair value of the assets acquired and liabilities assumed. The fair values assigned to the acquired assets were developed from information supplied by management and valuations supplied by independent appraisal experts.
Allocation of Purchase Price- initial businesses
The acquisitions have been accounted for under the purchase method of accounting. The results of operations of each of the initial businesses and Anodyne are included in the condensed consolidated financial statements since May 16, 2006 and August 1, 2006, respectively . In accordance with SFAS No. 141 a deferred tax liability was recorded to reflect the net increase in the financial accounting basis of the assets acquired over their related income tax basis (see Note I ). The initial purchase price allocation may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed.
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

(in thousands)	CBS Personnel	Crosman	ACI	Silvue	Total
Assets:
Current assets (1)	$65,033	$34,793	$5,737	$6,597	$112,160
Property, plant and equipment	2,617	9,983	3,158	2,137	17,895
Intangible assets	71,200	19,150	20,700	26,920	137,970
Goodwill	60,073	28,783	59,563	18,034	166,453
Other assets	1,927	3,500	592	517	6,536

Total assets	200,850	96,209	89,750	54,205	441,014

Liabilities:
Current Liabilities	34,741	15,442	5,669	6,668	62,520
Other liabilities	108,149	48,944	46,396	21,891	225,380
Minority interests	3,401	5,703	2,259	2,427	13,790

Total liabilities and minority interests	146,291	70,089	54,324	30,986	301,690
Cost of net assets acquired	54,559	26,120	35,426	23,219	139,324
Loans to initial businesses	73,228	46,477	45,606	14,294	179,605

	$127,787	$72,597	$81,032	$37,513	$318,929

(1)	– Includes approximately $8.2 million in cash.

Allocation of Purchase Price- Anodyne
The estimated fair value of assets acquired and liabilities assumed that were accounted for as a business combination relating to the acquisition of Anodyne is summarized below.

(in thousands)	Anodyne
Assets:
Current assets	$6,347
Property, plant and equipment	1,909
Intangible assets	10,890
Goodwill	21,507
Other assets	581

Total assets	41,234

Liabilities:
Current liabilities	2,991
Other liabilities	12,636
Minority interests	10,593

Total liabilities and minority interests	26,220
Cost of net assets acquired	15,014
Note purchase	5,286
Loans to Anodyne	10,750

$31,050

Unaudited Pro Forma Information
The following unaudited pro forma data for the nine months ended September 30, 2006 gives effect to the acquisition of the initial businesses and the acquisition of Anodyne, all as described above, as if the acquisitions had been completed as of January 1, 2006. The pro forma data gives effect to actual operating results and adjustments to interest expense, amortization and minority interests in the acquired businesses. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representative of these results for any future period.
Nine months ended September 30, 2006

(in thousands, except per share data)	Total
Net sales	$547,622
Income from continuing operations before income taxes and minority interests	$14,086
Net income	$838
Basic and fully diluted income per share	$0.04

Note D — Business segment data
At September 30, 2006 the Company has five reportable business segments which represent the initial businesses acquired on May 16, 2006 and Anodyne acquired on August 1, 2006. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.
A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:
•	CBS Personnel, a human resources outsourcing firm, is a provider of temporary staffing services in the United States. CBS Personnel serves over 3,500 corporate and small business clients. CBS Personnel also offers employee leasing services, permanent staffing and temporary-to-permanent placement services.

•	Crosman, a recreational products company, is a manufacturer and distributor of recreational air rifle products and accessories as well as soft-air products. Its products are sold primarily in North America through approximately 500 retailers.

•	ACI, an electronic components manufacturing company, is a provider of prototype and quick-turn printed circuit boards. ACI manufactures and delivers custom printed circuit boards to over 4,000 customers in the United States.

•	Silvue, a global hard-coatings company, is a developer and producer of proprietary, high performance liquid coating system used in the eye-ware, aerospace, automotive and industrial markets. Silvue has sales and distribution operations in the United States, Europe and Asia as well as manufacturing operations in the United States and Asia.

•	Anodyne, a medical support surfaces company, is a manufacturer of patient positioning devices primarily used for the prevention and treatment of pressure wounds experienced by patients with limited or no mobility. Anodyne is headquartered in California and its product is sold primarily in North America.
The tabular information that follows shows data of reportable segments reconciled to amounts reflected in the Consolidated Financial Statements. The Company does not consider the purchase accounting adjustments associated with its purchase of its businesses in assessing the performance of individual reporting units. These adjustments are included as part of the reconciliations of segment amounts to consolidated amounts. The operations of each of the businesses are included in consolidated operating results as of their date of acquisition. There are no inter-segment transactions.
A disaggregation of the Company’s consolidated revenue and other financial data for the three and nine month periods ended September 30, 2006 is presented below, (in thousands).
Net sales of business segments

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
CBS Personnel	$136,993	$207,882
Crosman	24,764	39,253
ACI	12,513	18,956
Silvue	5,463	8,325
Anodyne	4,104	4,104

Total	183,837	278,520
Reconciliation of segment revenues to consolidated net sales:
Corporate and other	—	—

Total consolidated net sales	$183,837	$278,520

Profit of business segments (1)

	Three months ended	Nine months ended
	September 30 2006	September 30 2006
CBS Personnel	$5,617	$8,252
Crosman	3,822	6,612
ACI	3,754	5,609
Silvue	1,699	2,391
Anodyne	140	140

Total	15,032	23,004
Reconciliation of segment profit to consolidated income from continuing operations before income taxes and minority interests:
Interest expense, net	(1,987)	(2,967)
Other income	205	594
Corporate and other (2)	(12,510)	(15,604)

Total consolidated income from continuing operations before income taxes and minority interests	$740	$5,027

(1)	Segment profit represents operating income

(2)	Corporate and other consists of charges at the corporate level and purchase accounting adjustments
Accounts receivable and allowances

	Accounts
	receivable	Allowances
	September 30,	September 30,
	2006	2006
CBS Personnel	$65,224	$(2,638)
Crosman	21,039	(1,815)
ACI	3,555	(222)
Silvue	2,625	(8)
Anodyne	3,437	(55)

Total	95,880	(4,738)
Reconciliation of segments to consolidated amount:
Corporate and other	—	—

Total	95,880	$(4,738)

Allowance for doubtful accounts and other	(4,738)

Total consolidated net accounts receivable	$91,142

Goodwill and identifiable assets of business segments

			Depreciation and
			amortization
			expense for the
			nine months
	Goodwill	Identifiable assets	ended
	September 30,	September 30,	September 30,
	2006	2006 (3)	2006
CBS Personnel	$59,294	$17,902	$843
Crosman	32,377	47,275	879
ACI	50,659	23,863	1,226
Silvue	11,270	16,650	420
Anodyne	17,585	14,193	171

Total	171,185	119,883	$3,539
Reconciliation of segments to consolidated amount:	—
Corporate and other identifiable assets	—	110,499	2,622
Goodwill carried at Corporate level	18,263	—	—

Total	$189,448	$230,382	$6,161

(3)	Not including accounts receivable scheduled above
Note E — Inventories
Inventories are stated at the lower of cost or market determined on the first-in, first-out method. Cost includes raw materials, direct labor and manufacturing overhead. Market value is based on current replacement cost for raw materials and supplies and on net realizable value for finished goods. Inventory consisted of the following (in thousands):

September 30, 2006
Raw materials and supplies	$9,274
Finished goods	12,920
Less: obsolescence reserve	(32)

$22,162

Note F — Property, plant and equipment
Property, plant and equipment is comprised of the following (in thousands)

September 30, 2006
Land	$256
Machinery and equipment	12,017
Office furniture and equipment	4,842
Buildings and building improvements	5,053
Leasehold improvements	1,468

23,636
Less: Accumulated depreciation	(1,526)

$22,110

Depreciation expense was $0.9 million and $1.5 million during the three and nine month periods ended September 30, 2006.

Note G — Goodwill and other intangible assets
A reconciliation of the change in the carrying value of goodwill for the period ended September 30, 2006 is as follows (in thousands):

Balance at beginning of period	$—
Acquisition of initial businesses	166,453
Increase in goodwill attributable to an earn-out provision	1,528
Anodyne acquisition	21,507

Balance at September 30, 2006	$189,448

Other Intangible assets subject to amortization are comprised of the following at September 30, 2006, (in thousands):

Customer and distributor relations	$107,400
Technology	9,750
Licensing agreements and anti-piracy covenants	2,384

119,534
Accumulated amortization	(4,156)

115,378
Trade names, not subject to amortization	28,300

Balance at September 30, 2006	$143,678

Amortization expense was $2.9 million and $4.2 million during the three and nine month periods ended September 30, 2006.
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
Indebtedness under the Financing Agreement bears interest at rates equal to the London Interbank Offer Rate, or LIBOR, plus a spread ranging from 4.25% to 5.50%, depending on the Company’s leverage ratio (as defined in the Financing Agreement) at the time of borrowing. The interest rate will increase by 2.0% above the highest applicable rate during any period when an event of default under the Financing Agreement has occurred and is continuing. In addition, the Company pays commitment fees ranging between 1.0% and 1.5% per annum on the unused portion of the $60.0 million revolving line of credit and a rate ranging between 1.0% and 2.0% on the unused portion of the $115.0 million delayed draw term loan, which rate will adjust downwards as such loans are drawn. The Company will pay letter of credit override fees at a rate ranging between 1.0% and 1.5% of the aggregate amount of letters of credit outstanding at any business, which rate will adjust downward based on the amount drawn on the revolving line of credit. Letters of Credit outstanding at September 30, 2006 total approximately $20.0 million. These fees are reflected as a component of interest expense in the Company’s Statement of Operations.
On May 16, 2006, the Company borrowed the full amount available under the $50 million term loan in connection with its acquisition of controlling interests in, and making loans to, the four initial businesses. The Company may borrow under the delayed draw term loan at any time, subject to the satisfaction of certain conditions, from May 16, 2006 until May 16, 2009. As of September 30, 2006 the Company had $10.0 million outstanding under the delayed draw term loan which it borrowed in connection with the Anodyne acquisition.

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
In addition, the Company is only permitted to make acquisitions that satisfy certain specified minimum criteria. A breach of any of these covenants will be an event of default under the Financing Agreement, among other customary events of default. Upon the occurrence of an event of default, the lender will have the right to accelerate the maturity of any indebtedness outstanding under the Financing Agreement; the Company may be prohibited from making any distributions to its shareholders and will be subject to additional restrictions, prohibitions and limitations. As of September 30, 2006 the Company was in compliance with all of the covenants included in the Financing Agreement.
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
The Company incurred approximately $6.4 million in fees and costs for the arranging of the Financing Agreement, which were paid to Ableco Finance LLC, the third party that assisted us in obtaining the financial agreement and for various other costs. These costs were capitalized and are being amortized over the life of the loans.
As of September 30, 2006, the Company had $50.0 million in term loans outstanding; $10.0 million in delayed draw term loans outstanding and $9.5 million in revolving credit commitments outstanding under the Financing Agreement.
On June 6, 2006 Silvue entered into an unsecured working capital credit facility for its operations in Japan with The Chiba Bank Ltd. This credit facility provides Silvue with the ability to borrow up to approximately $3.5 million (400,000,000 yen) for working capital needs. The facility expires in May 2007. Outstanding obligations under this facility bear interest at the rate of 1.875% per annum. As of September 30, 2006, the Company had approximately $2.2 million outstanding under this facility.
Note I — Income taxes
Compass Diversified Trust is classified as a grantor trust for U.S. Federal income tax purposes and is not subject to income taxes. Compass Diversified Holdings LLC is a partnership and is not subject to income taxes.
Each of the Company’s majority owned subsidiaries are subject to Federal and state income taxes.

Components of the Company’s income tax expense (benefit) are as follows (in thousands):

	Three months ended	Nine-months ended
	September 30, 2006	September 30, 2006
Current taxes:
Federal	$3,478	$4,849
State	360	409
Foreign	466	529

Total current taxes	4,304	$5,787

Deferred taxes:
Federal	(1,027)	(589)
State	(68)	(35)
Foreign	373	—

Total deferred taxes	(722)	(624)

Total tax expense	$3,582	$5,163

The tax effects of temporary difference that have resulted in the creation of deferred tax assets and deferred tax liabilities at September 30, 2006 are as follows (in thousands):

Deferred tax assets:
Tax credits	$1,946
Accounts receivable and allowances	1,183
Workers’ compensation	6,624
NOL Carryforwards	2,362
Loan forgiveness	794
Other	769

Total deferred tax assets	13,678
Less:
Valuation allowance	(1,946)

Net deferred tax asset	$11,732

Deferred tax liabilities:
Intangible assets	$(46,517)
Property and equipment	(1,576)
Prepaid and other expenses	(427)
Discontinued operations	(436)

Total deferred tax liabilities	$(48,956)

Total net deferred tax liability	$(37,224)

At September 30, 2006, the Company recognized approximately $48.9 million in deferred tax liabilities. A significant portion of the balance in deferred tax liabilities reflects temporary differences in the basis of property and equipment and intangible assets related to the Company’s purchase accounting adjustments in connection with the acquisition of the initial businesses.

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
A valuation allowance of approximately $1.9 million has been provided at September 30, 2006. A valuation allowance is provided whenever it is more likely than not that some or all of deferred assets recorded may not be realized. At September 30, 2006 the Company believes that a portion of deferred tax assets recorded will not be realized in the future.
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
On July 18, 2006 the Trust paid a distribution of $0.1327 per share to all holders of record on July 11, 2006. This distribution represented a pro-rata distribution for the quarter ended June 30, 2006. On October 19, 2006 the Company paid a distribution of $0.2625 per share to all holders of record as of October 13, 2006 for the quarter ended September 30, 2006.
Note K — Related party transactions
The Company has entered into the following agreements with Compass Group Management LLC:
•	Management Services Agreement

•	LLC Agreement

•	Supplemental Put Agreement
Management Services Agreement — The Company entered into a Management Services Agreement (“Agreement”) with CGM effective May 16, 2006. The Agreement provides for CGM to perform services for the Company in exchange for a management fee paid quarterly and equal to 0.5% of the Company’s adjusted net assets. The Company amended the Agreement on November 8, 2006, to clarify that adjusted net assets are not reduced by non-cash charges associated with the Supplemental Put Agreement, which amendment was unanimously approved by the Compensation Committee and the Board of Directors. The management fee is required to be paid prior to the payment of any distributions to shareholders. For the three and nine month periods ended September 30, 2006 the Company incurred the following management fees to CGM, by entity : (in thousands)

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
CBS Personnel	$261	$396
Crosman	144	241
ACI	126	189
Silvue	87	131
Anodyne	58	58
Corporate	1,252	1,799

Total	$1,928	$2,814

Approximately $0.5 million of the management fees incurred were unpaid as of September 30, 2006.

LLC Agreement — As distinguished from its provision of providing management services to the Company, pursuant to the Management Services Agreement, CGM is also an equity holder of the Company’s allocation interests. As such, CGM has the right to distributions pursuant to a profit allocation formula upon the occurrence of certain events. CGM paid $100,000 for the aforementioned allocation interests and has the right to cause the Company to purchase the allocation interests it owns. (see Supplemental Put Agreement below).
Supplemental Put Agreement — As distinct from its role as Manager of the Company, CGM is also the owner of 100% of the allocation interests in the Company. Concurrent with the IPO, CGM and the Company entered into a Supplemental Put Agreement, which may require the Company to acquire these allocation interests upon termination of the Management Services Agreement. Essentially, the put rights granted to CGM require the Company to acquire CGM’s allocation interests in the Company at a price based on a percentage of the increase in fair value in the Company’s businesses over its basis in those businesses. Each fiscal quarter the Company estimates the fair value of its businesses for the purpose of determining its potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. For the three months ended September 30, 2006, the Company recognized approximately $8.0 million in non-cash expense related to the Supplemental Put Agreement.
Anodyne acquisition
On July 31, 2006, the Company acquired from CGI and its wholly-owned, indirect subsidiary, Compass Medical Mattress Partners, LP (the “Seller”) approximately 47.3% of the outstanding capital stock, on a fully-diluted basis, of Anodyne, representing approximately 69.8% of the voting power of all Anodyne stock. Pursuant to the same agreement, the Company also acquired from the Seller all of the Original Loans. On the same date, the Company entered into a Note Purchase and Sale Agreement with CGI and the Seller for the purchase from the Seller of a Promissory Note (“Note”) issued by a borrower controlled by Anodyne’s chief executive officer. The Note is secured by shares of Anodyne stock and guaranteed by Anodyne’s chief executive officer. The Note accrues interest at the rate of 13% per annum and is added to the Note’s principal balance. The balance of the Note plus accrued interest totaled approximately $5.4 million at September 30, 2006. The Note matures in August, 2008.
CGM acted as an advisor to the Company in the Anodyne transaction for which it received transaction services fees and expense payments totaling approximately $300,000.
Note L — Commitments and contingencies
In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on the Company’s consolidated financial position or results of operations.
Note M — Subsequent events
On October 5, 2006 Anodyne acquired Anatomic Concepts, Inc. (“Anatomic”). The cash purchase price was approximately $9.2 million. The Company borrowed $4.0 million under its revolving credit facility and $5.0 million in delayed draw term loans to finance this acquisition. The acquisition will be accounted for under the purchase method of accounting. Anatomic designs, manufactures and distributes medical support surfaces and medical patient positioning devices, including mattresses, mattress overlays and replacements, operating room patient positioning devices, operating table pads and related accessories. Anatomic is located in Corona, California.

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
We used the net proceeds of the IPO, the separate private placements that closed in conjunction with the IPO, and initial borrowings under our Financing Agreement to make loans to and acquire controlling interest in each of the following businesses (the “initial businesses”), which controlling interests were acquired from certain subsidiaries of CGI and from certain minority owners of each initial business. We paid an aggregate of approximately $139.3 million for the purchase of the controlling interests in the following initial businesses:
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
We are dependent upon the earnings of and cash distributions from the businesses that we own to meet our corporate overhead and management fee expenses and to pay distributions. These earnings, net of any minority interests in these businesses, will be available:
•	First, to meet capital expenditure requirements, management fees and corporate overhead expenses

•	Second, to fund distributions from the businesses to the Company; and

•	Third, to be distributed by the Trust to shareholders.
Recent events
On August 1, 2006, we acquired approximately 47.3% of the outstanding capital stock, on a fully-diluted basis, of Anodyne Medical Device, Inc. (“Anodyne”), which represents approximately 69.8% of the voting power of all Anodyne stock from CGI and Compass Medical Mattresses Partners, LP (the “Seller”), a wholly- owned, indirect subsidiary of CGI.
The purchase price aggregated $31.1 million for the Anodyne stock, the Original Loans and the Promissory Note, which purchase price was paid by the Company in the form of $17.3 million in cash and 950,000 shares of newly issued shares in the Trust. The shares were valued at $13.1 million or $13.77 per share, the average closing price of the shares on the NASDAQ Global Market for the ten trading days ending on July 27, 2006. Transaction expenses were approximately $700,000. The cash consideration was funded through available cash and a drawing on our existing credit facility of approximately $18.0 million.
On October 5, 2006 Anodyne acquired Anatomic Concepts, Inc. (“Anatomic”). The cash purchase price was approximately $9.2 million. Anatomic designs, manufactures and distributes medical support surfaces and medical patient positioning devices, including mattresses, mattress overlays and replacements, operating room patient positioning devices, operating table pads and related accessories. Anatomic is located in Corona, California.

Results of Operations
We acquired our initial businesses on May 16, 2006, and, therefore cannot provide a comparison of our consolidated results of operations for the three and nine-month periods ended September 30, 2006 with any prior period. In the following results of operations, we provide (i) our consolidated results of operations for the three and nine month periods ended September 30, 2006, which includes the results of operations of our initial businesses (segments) as of May 16, 2006 and the results of operations of Anodyne from August 1, 2006, and (ii) comparative, historical, unconsolidated results of operations for each of the initial businesses, on a stand-alone basis, for the three and nine-month periods ended September 30, 2006 and 2005. Anodyne was formed in 2005, began business operations in February 2006 and was acquired by us on August 1, 2006. As a result, comparative results of operations are not available and results of operations from the date of acquisition, although included in our consolidated results, are not meaningful.
Consolidated Results of Operations — Compass Diversified Trust and Compass Group Diversified Holdings LLC

	Three-months ended	Nine-months ended
	September 30, 2006	September 30, 2006
Net sales	$183,837	$278,520
Cost of sales	138,875	209,752

Gross profit	44,962	68,768
Selling, general and administrative expense	29,031	44,351
Fees to manager	1,928	2,814
Supplemental put cost	8,016	8,016
Amortization of intangibles	2,865	4,156
Research and development expense	279	1,552

Operating income	$2,843	$7,879

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
Expenses
The Trust’s and the Company’s operating expenses primarily consist of the salary and related costs and expenses of the Company’s Chief Financial Officer and his staff, the cost of professional services and other expenses including the directors and audit fees, directors and officers’ insurance premiums and tax preparation services.
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annualized) of our adjusted net assets, which is defined in the Management Services Agreement (see Related Party Transactions). The Company accrues for the management fee on a quarterly basis. For the three and nine month periods ended September 30, 2006 we incurred approximately $1.9 million and $2.8 million, respectively, in expense for these fees.
In addition, concurrent with the Initial Public Offering, we entered into a Supplemental Put Agreement with our Manager pursuant to which our Manager shall have the right to cause the Company to purchase the allocation interests then owned by them upon termination of the Management Services Agreement The Company accrued approximately $8.0 million in expense during the quarter ended September 30, 2006 in connection with this agreement. This non-cash expense primarily represents that portion of the estimated increase in the value of our businesses over our basis in those businesses that our Manager would be entitled to if the Management Services Agreement were terminated, (see — Related Party Transactions).

Results of Operations for the Acquired initial businesses
We acquired our initial businesses on May 16, 2006. As a result, our consolidated operating results only include the results of operations for the 138 day period between May 16, 2006 and September 30, 2006. The following reflects a comparison of the historical results of operations for each of our initial businesses for the entire three and nine-month periods ended September 30, 2006, which we believe is a more meaningful comparison in explaining the historical financial performance of the businesses. These results of operations are not necessarily indicative of the results to be expected for the full year.
CBS Personnel
Overview
     CBS Personnel, a provider of temporary staffing services in the United States, provides a wide range of human resources services, including temporary staffing services, employee leasing services, and permanent staffing and temporary-to-permanent placement services. CBS Personnel serves over 3,500 corporate and small business clients and during an average week places over 21,000 temporary employees in a broad range of industries, including manufacturing, transportation, retail, distribution, warehousing, automotive supply, construction, industrial, healthcare and financial sectors.
Results of Operations
The table below summarizes the income from operations data for CBS Personnel for the three and nine-month periods ended September 30, 2006 and 2005.

	Three-months ended		Nine-months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2006	2005	2006	2005
Revenues	$136,993	$138,902	$406,542	$405,486
Cost of revenues	111,643	112,323	331,743	329,505

Gross profit	25,350	26,579	74,799	75,981

Selling, general and administrative expense	19,201	20,434	59,387	62,626
Fees to manager	262	272	764	764
Amortization of intangibles	270	476	811	1,433

Income from operations	$5,617	$5,397	$13,837	$11,158

Three-months ended September 30, 2006 vs. September 30, 2005
Revenues
     Revenues for the three months ended September 30, 2006 decreased approximately $1.9 million over the corresponding three months ended September 30, 2005. Revenues from light industrial staffing increased $7.0 million. This increase was offset by a $6.8 million decrease in clerical staffing and a $1.7 million decrease in revenues attributable to payroll, technical and medical services. The remaining decrease in revenues is attributable to the remaining niche segments provided by CBS Personnel. These decreases in revenues include a $2.2 million decrease in revenues attributable to one specific customer that CBS Personnel stopped providing services for in the fourth quarter of 2005, due to the customer’s credit issues.
Cost of revenues
     Direct cost of revenues for the three months ended September 30, 2006 decreased approximately $0.7 million. Gross profit totaled approximately 18.5% and 19.1% of revenues for the three month periods ended September 30, 2006 and 2005, respectively. The decrease in cost of revenues is primarily attributable to the decrease in revenues for the same period. The decrease in gross profit as a percent of revenues is attributable to a shift in product mix to larger accounts and light industrial accounts.

Selling, general and administrative expenses
     Selling, general and administrative expenses for the three months ended September 30, 2006, decreased approximately $1.2 million. This decrease is largely the result of a decrease in bad debt expense of $0.9 million and a decrease in non-recurring restructuring costs of $0.2 million. Bad debt expense was lower in 2006 as a result of increased efforts by management in the collection process and the resulting improvement in day’s sales receivable outstanding.
Amortization expense
     Amortization expense decreased approximately $0.2 million in the three months ended September 30, 2006 as a result of CBS Personnel’s recapitalization in connection with our purchase of a controlling interest in CBS Personnel. As part of our recapitalization, CBS Personnel repaid their original long term debt which required the write off the balance of deferred costs which resulted in lower overall amortization costs associated with that original debt.
Income from operations
     Income from operations increased approximately $0.2 million to $5.6 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 based on the factors described above.
Nine-months ended September 30, 2006 vs. September 30, 2005
Revenues
     Revenues for the nine months ended September 30, 2006 increased approximately $1.1 million over the corresponding nine months ended September 30, 2005. Revenues from light industrial staffing increased $13.1 million and revenues from technical staffing increased $1.4 million. These increases were offset in part by a $7.8 million decrease in revenues from clerical services, and a $4.5 million decrease in revenues from medical and payroll services. The remaining decrease in revenues is attributable to the remaining niche segments provided by CBS Personnel. These decreases in revenues include approximately $7.1 million attributable to one specific customer that CBS Personnel stopped providing services for in the fourth quarter of 2005, due to the customer’s credit issues.
Cost of revenues
     Direct cost of revenues for the nine months ended September 30, 2006 increased approximately $2.2 million principally due to those costs associated with the increase in revenues and increases in unemployment taxes totaling approximately $0.9 million. Gross profit totaled approximately 18.4% and 18.7% as a percentage of revenues in each of the nine month periods ended September 30, 2006 and 2005, respectively. The decrease in gross profit as a percent of revenues is primarily attributable to a shift in the service mix, in that a greater percentage of revenues are the result of providing service to larger clients and light industrial accounts.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the nine months ended September 30, 2006, decreased approximately $3.2 million. This decrease is principally the result of a decrease in bad debt expense of $2.2 million and a decrease in non-recurring restructuring costs of $0.5 million. Bad debt expense was lower in 2006 as a result of increased efforts by management in the collection process and the resulting improvement in day’s sales receivable outstanding.
Amortization expense
     Amortization expense decreased approximately $0.6 million in the nine months ended September 30, 2006 as a result of CBS Personnel’s recapitalization in connection with our purchase of a controlling interest in CBS Personnel. As part of our recapitalization, CBS Personnel repaid their original long term debt which required CBS to write off the balance of deferred costs, which, in turn, resulted in lower overall amortization costs associated with that original debt.
Income from operations
     Income from operations increased approximately $2.6 million to $13.8 million in the nine months ended September 30, 2006 compared to $11.2 million for nine months ended September 30, 2005 principally as a result of the factors described above.

Crosman
Overview
     Crosman is a manufacturer and distributor of recreational airgun products, “soft-air” products, and related accessories. Crosman’s products are sold through approximately 500 retailers in over 6,000 retail locations in the United States and 44 other countries. The United States market, however, continues to be Crosman’s primary market, accounting for approximately 87% of net sales for the nine month period ended September 30, 2006.
Results of Operations
The table below summarizes the income from operations data for Crosman for the three and nine-month period ended September 30, 2006.

	Three-months ended		Nine-months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2006	2005	2006	2005
Net sales	$24,765	$20,468	$73,548	$52,294
Cost of sales	17,972	15,490	51,388	39,893

Gross profit	6,793	4,978	22,160	12,401

Selling, general and administrative expense	2,737	2,298	8,989	7,141
Fees to manager	145	145	451	435
Amortization of intangibles	89	179	415	498

Income from operations	$3,822	$2,356	$12,305	$4,327

Three-months ended September 30, 2006 vs. September 30, 2005
Net sales
     Net sales for the three months ended September 30, 2006 increased approximately $4.3 million over the corresponding three month period ended September 30, 2005. Revenues attributable to sales of its “soft air” products increased $1.5 million and revenues attributable its air rifles increased approximately $2.6 million. The increase in sales of its soft air products was the result of the overall growth in the soft air market and the ability of Crosman to leverage its position in this growing market. The increased sales of its air rifles products was due to (i) new product introductions that drove sales growth and (ii) more adequate inventory levels available to its customers during specific peak selling periods during the quarter.
Cost of sales
     Cost of sales for the three months ended September 30, 2006 increased approximately $2.4 million. This increase was due almost entirely to the corresponding increase in sales, offset in part by overall increased gross profit margins (27.5% at September 30, 2006 vs. 24.3% at September 30, 2005) resulting from reduced returns and positive product mix changes.
     Selling, general and administrative expenses
     Selling, general and administrative expenses increased approximately $0.4 million during the three months ended September 30, 2006 compared to the corresponding period in 2005. This increase is due primarily to additional insurance, commissions and other associated costs related to the increase in sales.
Operating income
     Operating income for the three months ended September 30, 2006 was approximately $3.8 million compared to approximately $2.4 million for the three months ended September 30, 2005, an increase of approximately $1.4 million. This increase was primarily due to increased revenues and other factors as described above.

Nine-months ended September 30, 2006 vs. September 30, 2005
Net sales
     Revenues for the nine months ended September 30, 2006 increased approximately $21.3 million over the corresponding nine month period ended September 30, 2005. Revenues attributable to sales of its “soft air” products increased $12.5 million and revenues attributable its air rifles increased approximately $7.5 million. The increased sales of its soft air products was the result of the overall growth in the soft air market and the ability of Crosman to leverage its position in this growing market. The increased sales of its air rifles was due to (i) new product introductions that drove sales growth and (ii) more adequate inventory levels available to its customers during specific peak selling periods during the period.
Cost of sales
     Cost of sales for the nine months ended September 30, 2006 increased approximately $11.5 million. This increase is due almost entirely to the corresponding increase in sales offset in part by overall increased gross profit margins (30.1% at September 30, 2006 vs. 23.7% at September 30, 2005) resulting from Crosman’s ability to reduce certain product discounting during the period and its operating leverage.
Selling, general and administrative expenses
   Selling, general and administrative expenses increased approximately $1.8 million during the nine months ended September 30, 2006 compared to the corresponding period in 2005. This increase is due to additional performance bonus expense of approximately $1.9 million recorded in the nine months ended September 30, 2006 and additional selling and marketing costs totaling $0.5 million related to the significant increase in sales, offset in part by a $0.6 million decrease in legal costs in 2006.
Operating income
     Operating income for the nine months ended September 30 2006 was approximately $12.3 million compared to approximately $4.3 million for the nine months ended September 30, 2005, an increase of approximately $8.0 million. This increase was primarily due to increased revenues and other factors as described above.
Advanced Circuits
Overview
     Advanced Circuits is a provider of prototype, quick-turn and volume production printed circuit boards, or PCBs, to customers throughout the United States. Collectively, prototype and quick-turn PCBs represent over 60% of Advanced Circuits’ gross revenues. Advanced Circuits manufactures custom PCBs in as little as 24 hours, while maintaining an approximately 98% error-free production rate and real-time customer service and product tracking 24 hours per day.
     Advanced Circuits does not depend or expect to depend upon any customer or group of customers, with no single customer accounting for more than 2% of its net sales in the three or nine-months ended September 30, 2006.
     In September 2005, a subsidiary of CGI acquired Advanced Circuits, Inc. along with R.J.C.S. LLC, an entity previously established solely to hold Advanced Circuits’ real estate and equipment assets. Immediately following the acquisitions, R.J.C.S. LLC was merged into Advanced Circuits, Inc. The results for the three and nine-months ended September 30, 2006 and September 30, 2005 reflect the combined results of the two businesses. The following section discusses the historical financial performance of the combined entities.

Results of Operations
The table below summarizes the income from operations data for Advanced Circuits for the three and nine-month periods ended September 30, 2006 and September 30, 2005.

	Three-months ended		Nine-months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2006	2005	2006	2005
Net sales	$12,513	$10,672	$36,514	$31,454
Cost of sales	5,137	4,234	14,844	13,484

Gross profit	7,376	6,438	21,670	17,970

Selling, general and administrative expense	2,832	2,271	8,467	6,246
Fees to manager	126	—	375	—
Amortization of intangibles	664	—	2,066

Income from operations	$3,754	$4,167	$10,762	$11,724

Three-months ended September 30, 2006 vs. September 30, 2005
Net sales
     Net sales for the three months ended September 30, 2006 increased approximately $1.8 million over the corresponding three month period ended September 30, 2005. Increased sales from quick-turn production PCB’s and Prototype PCB’s are principally responsible for this increase.
Cost of sales
     Cost of sales for the nine months ended September 30, 2006 increased approximately $0.9 million. This increase principally is due to the corresponding increase in sales offset in part by efficiencies derived from the increased capacity utilization of Advanced Circuits Aurora, Colorado facility. Gross profit as a percentage of sales decreased during the three months ended September 30, 2006 (58.9% at September 30, 2006 vs. 60.3% at September 30, 2005) largely as a result of the increased raw material costs of purchasing laminates.
Selling, general and administrative expenses
     Selling, general and administrative expenses increased approximately $0.6 million during the three months ended September 30, 2006 compared to the corresponding period in 2005. This increase is principally due to charges of approximately $0.5 million related to accrued loan forgiveness. The loan forgiveness expense is related to a bonus plan whereby the loans issued in connection with the purchase of Advanced Circuits’ stock by its management may be forgiven upon the achievement of certain financial performance targets.
Amortization expense
Amortization expense increased approximately $0.7 million in the three months ended September 30, 2006 as a result of amortization associated with intangible assets acquired in connection with the September 2005 acquisition.
Operating income
     Operating income for the three months ended September 30, 2006 was approximately $3.8 million compared to approximately $4.2 million for the three months ended September 30, 2005, a decrease of approximately $0.4 million. This decrease primarily was due to the non-cash loan forgiveness and amortization expense increases in 2006 that were not factors in the third quarter of 2005, offset in part by the growth in Advanced Circuits revenues and corresponding increases in gross profit, as described above.

Nine-months ended September 30, 2006 vs. September 30, 2005
Net sales
     Net sales for the nine months ended September 30, 2006 increased approximately $5.1 million over the corresponding nine month period ended September 30, 2005. Increased sales from quick-turn production PCB’s and Prototype PCB’s are principally responsible for this increase.
Cost of sales
     Cost of sales for the nine months ended September 30, 2006 increased approximately $1.4 million. This increase principally is due to the corresponding increase in sales offset in part by efficiencies realized from the increased capacity utilization of Advanced Circuits Aurora, Colorado facility. Gross profit as a percentage of sales also increased during the nine months ended September 30, 2006 (59.3% at September 30, 2006 vs. 57.1% at September 30, 2005) as a result of utilizing this increased capacity and the favorable product mix associated with the increase in sales of quick-turn and prototype PCB’s.
Selling, general and administrative expenses
     Selling, general and administrative expenses increased approximately $2.2 million during the nine months ended September 30, 2006 compared to the corresponding period in 2005. This increase is principally due to charges of approximately $2.1 million related to accrued loan forgiveness. The loan forgiveness expense is related to a bonus plan whereby the loans issued in connection with the purchase of Advanced Circuit’s stock by its management may be forgiven upon the achievement of certain financial performance targets.
Amortization expense
     Amortization expense increased approximately $2.1 million in the nine months ended September 30, 2006, as a result of intangible assets acquired in connection with the September 2005 change in ownership.
Operating income
     Operating income for the nine months ended September 30, 2006 was approximately $10.8 million compared to approximately $11.7 million for the three months ended September 30, 2005, a decrease of approximately $1.1 million. This decrease primarily was the result if the accrued loan forgiveness charges and amortization costs incurred in 2006 which were not factors in 2005 and other factors as described above. We will continue to incur these non-cash charges in the future.
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

Results of Operations
The table below summarizes the income from operations data for Silvue for the three and nine-month period ended September 30, 2006 and September 30, 2005.

	Three-months ended		Nine-months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2006	2005	2006	2005
Net sales	$5,463	$5,372	$15,717	$12,762
Cost of sales	1,206	1,472	3,792	2,979

Gross profit	4,257	3,900	11,925	9,783

Selling, general and administrative expense	2,002	2,215	6,268	5,438
Research and development	279	178	875	666
Fees to manager	87	87	263	263
Amortization of intangibles	190	128	550	379

Income from operations	$1,699	$1,292	$3,969	$3,037

Three-months ended September 30, 2006 vs. September 30, 2005
     Net sales
     Revenues for the three months ended September 30, 2006 increased approximately $0.1 million over the corresponding three months ended September 30, 2005. This increase principally was due to increased coating sales to existing customers.
     Cost of sales
     Cost of sales for the three months ended September 30, 2006 decreased approximately $0.3 million. Gross profit was approximately 77.9% and 72.6% of revenue in each of the three month periods ended September 30, 2006 and 2005, respectively. This increase in gross profit percentage principally was due to sales of higher margin products, specifically in Asia.
     Selling, general and administrative expense
     Selling, general and administrative expenses decreased approximately $0.2 million during the three months ended September 30, 2006 compared to the corresponding period in 2005. This decrease primarily was due to a reduction in personnel costs.
     Research and development costs
     Research and development costs totaled approximately $0.3 million and 0.2 million in the three month periods ended September 30, 2006 and 2005, respectively.
      Amortization expense
     Amortization expense increased approximately $0.1 million in the three months ended September 30, 2006 as compared to the prior three month period in 2005 principally due to the increase in amortizable intangible assets resulting from the Nippon ARC acquisition.
     Operating income
     Operating income for the three months ended September 30, 2006 was approximately $1.7 million compared to approximately $1.3 million for the three months ended September 30, 2005, an increase of approximately $0.4 million. This increase was due primarily to increased revenues and other factors as described above.

     Nine-months ended September 30, 2006 vs. September 30, 2005
     Net sales
     Revenues for the nine months ended September 30, 2006 increased approximately $2.9 million over the corresponding nine months ended September 30, 2005. This increase principally is due to approximately $1.8 million in sales associated with Nippon ARC which Silvue acquired on April 1, 2005. In addition, increase in sales of approximately $1.0 millions in its core ophthalmic business and aluminum coatings products also contributed to the increase in sales during the nine months ended September 30, 2006.
     Cost of sales
     Cost of sales for the nine months ended September 30, 2006 increased approximately $0.8 million. This increase is almost entirely the result of direct costs associated with the increase in net sales primarily related to Nippon ARC. Gross profit as a percentage of sales was approximately 75.9% and 76.7 % in each of the nine month periods ended September 30, 2006 and 2005, respectively. This decrease in gross profit percentage is due to a greater percentage of overall sales being derived from Asia where margins are typically lower than those in the United States or Europe. We expect that gross profit as a percent of revenues will approximate the 2006 rate, going forward.
     Selling, general and administrative expense
     Selling, general and administrative expenses increased approximately $0.8 million during the nine months ended September 30, 2006 compared to the corresponding period in 2005. This increase primarily was due to increased costs of approximately $0.3 million related to the inclusion of Nippon ARC for the full nine months in 2006 and increased accounting and professional fees of approximately $0.5 million associated with our purchase of Silvue.
     Research and development costs
     Research and development costs increased approximately $0.2 million in the nine months ended September 30, 2006 compared to the same period in 2005. This increase is primarily the result of increased costs associated with the inclusion of Nippon ARC for a full nine month period in 2006.
     Amortization expense
     Amortization expense increased approximately $0.2 million in the nine months ended September 30, 2006. This increase is primarily the result of increased costs associated with the inclusion of Nippon ARC for a full nine month period in 2006.
     Operating income
     Operating income for the nine months ended September 30, 2006 was approximately $4.0 million compared to approximately $3.0 million for the nine months ended September 30, 2005, an increase of approximately $1.0 million. This increase was primarily due to increased revenues, the inclusion of Nippon ARC for a full nine month period in 2006 and other factors as described above.

Liquidity and Capital Resources
On May 16, 2006 we completed an initial public offering and concurrent private placement of shares of trust stock, each representing a beneficial interest in the Company. The net proceeds from these offerings after underwriter’s commissions, discounts and public offering costs totaled approximately $269.9 million. In conjunction with this offering, we entered into a third party credit facility for an aggregate borrowing amount of $225 million as follows: (i) $60 million revolving line of credit commitment; (ii) $50 million term loan; and (iii) $115 million delayed term loan (“Financing Agreement”).
We used the net proceeds from our initial public offering and private placement together with the $50 million term loan to acquire controlling interests in, and to provide loans to, our initial businesses on May 16, 2006. As a consequence, our consolidated cash flows from operating, financing and investing activities reflect the inclusion of our initial businesses for the 138 day period between May 16, 2006 and September 30, 2006. Any comparison of our consolidated cash flows for this short period in 2006 to any prior period is not meaningful.
At September 30, 2006, on a consolidated basis, cash flows provided by operating activities totaled approximately $10.3 million, which represents the inclusion of the results of operations of the initial businesses for 138 days (May 16, 2006 through September 30, 2006). On July 31, 2006 we acquired a controlling interest in Anodyne. As a result, consolidated cash flows include Anodyne’s results for two months (August 1, 2006 through September 30, 2006).
Cash flows used in investing activities totaled approximately $345.8 million, which reflects the costs to acquire the initial businesses and Anodyne. Cash flow provided by financing activities totaled $348.4 million, reflecting the net proceeds of the shareholder offerings and draw-downs of debt from our Finance Agreement.
At September 30, 2006 we had approximately $13.0 million of cash on hand and the following outstanding loans due from each of our initial businesses:
•	CBS Personnel — approximately $64.2 million;

•	Crosman — approximately $49.5 million;

•	Advanced Circuits — approximately $40.4 million;

•	Silvue — approximately $19.2 million; and

•	Anodyne – approximately $11.7 million.
Each loan has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity.
In September 2006, our subsidiary Silvue borrowed approximately $9.0 million in term loans from us in order to redeem its outstanding cumulative preferred stock.
In October 2006, Anodyne borrowed an additional $9.2 million in term loans in order finance its Anatomic acquisition.
A non-cash charge to earnings of approximately $8.0 million was recorded during the quarter ended September 30, 2006 in order to recognize our estimated, potential liability in connection with the Supplemental Put Agreement between us and our Manager, (see Related Party Transactions).
Our primary source of cash is from the receipt of interest and principal on our outstanding loans to our businesses. Accordingly, we are dependent upon the earnings of and cash flow of these businesses, which are available for (i) operating expenses; (ii) payment of principal and interest under our Financing Agreement,; (iii) payments to our Manager due or potentially due pursuant to the Management Services Agreement, the LLC Agreement, and the Supplemental Put Agreement; (iv) cash distributions to our shareholders and (v) investments in future acquisitions. Payments made under (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by the Company, which may require the Company to dispose of assets or incur debt to fund such expenditures. We believe that we currently have sufficient liquidity and resources to meet our existing obligations including anticipated distributions to our shareholders over the next twelve months.

We intend to use the Financing Agreement to pursue acquisitions of additional businesses to the extent permitted under our Financing Agreement and to provide for working capital needs. All obligations under the Financing Agreement will mature on May 16, 2011. As of September 30, 2006, the Company had $50.0 million in term loans outstanding; $10.0 million in delayed draw term loans outstanding and $9.5 million in revolving credit commitments outstanding under the Financing Agreement. On October 5, 2006 we borrowed an additional $9.0 million under our Financing Agreement in order to fund Anodyne’s acquisition of Anatomic (see Recent Events).
The Financing Agreement is secured by a first priority lien on all the assets of the Company, including, but not limited to, the capital stock of our businesses, loan receivables from these businesses, cash and other assets. The Financing Agreement also requires that the loan agreements between the Company and our businesses be secured by a first priority lien on the assets of our businesses.
The Financing Agreement includes certain affirmative and restrictive covenants, including, among other customary covenants that require us:
•	to maintain a minimum level of cash flow;

•	to leverage new businesses we acquire to a minimum specified level at the time of acquisition;

•	to keep our total debt to cash flow at or below a ratio of 3 to 1; and

•	to maintain a minimum rate of cash flow to our fixed charges.
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
On July 18, 2006 we paid a distribution of $0.1327 per share to all holders of record on July 11, 2006 and on October 19, 2006 we paid a distribution $0.2625 per share to holders of record on October 13, 2006. Respectively, these distributions represent (i) a pro-rata distribution for the quarter ended June 30, 2006 and (ii) a full distribution for the quarter ended September 30, 2006. We intend to continue to declare and pay regular quarterly cash distributions.

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

	Three months ended	Nine months ended
(in thousands)	September 30, 2006	September 30, 2006
Net loss	$(3,884)	$(1,772)
Adjustment to reconcile net loss to cash provided by operating activities
Depreciation and amortization	4,134	6,161
Supplemental put expense	8,016	8,016
Silvue’s in-process R&D expensed at acquisition date	—	1,120
Advanced Circuit’s loan forgiveness accrual	536	1,072
Minority interest	1,187	1,896
Deferred taxes	(652)	(624)
Other	(205)	(311)
Changes in operating assets and liabilities	(7,444)	(5,261)

Net cash provided by operating activities	1,688	10,297
Plus:
Unused fee on delayed term loan (1)	554	842
Changes in operating assets and liabilities	7,444	5,261

Less:

Maintenance capital expenditures (2)
Compass Group Diversified Holdings LLC	51	70
CBS Personnel	255	291
Crosman	892	1,477
Advanced Circuits	253	323
Silvue	196	199
Anodyne	157	157

Estimated cash flow available for distribution	$7,882	$13,883

Distribution paid July 2006	$—	$(2,547)
Distribution declared September 2006	(5,368)	(5,368)

Total distributions	$(5,368)	$(7,915)

(1)	Represents the 2% commitment fee on the unused portion of the delayed term loan.

(2)	Represents maintenance capital expenditures that were funded from operating cash flow and excludes approximately $1.5 million of growth capital expenditures for the nine months ended September 30, 2006.
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

Related Party Transactions
We have entered into the following agreements with our Manager, CGM. Any fees associated with the agreements described below must be paid, if applicable, prior to the payment of any distributions to shareholders.
•	Management Services Agreement

•	LLC Agreement

•	Supplemental Put Agreement
Management Services Agreement — We entered into a Management Services Agreement (“Agreement”) with our Manager effective May 16, 2006. The Agreement provides for our Manager to perform services for us in exchange for a management fee paid quarterly and equal to 0.5% of our adjusted net assets. We amended the Agreement on November 8, 2006, to clarify that adjusted net assets are not reduced by non-cash charges associated with the Supplemental Put, which amendment was unanimously approved by the Compensation Committee and the Board of Directors. The management fee is required to be paid prior to the payment of any distributions to shareholders. For the three and nine months ended September 30, 2006 we paid approximately $1.9 million and $2.8 million, respectively, to our Manager for its quarterly management fee.
LLC Agreement — As distinguished from its provision of providing management services to us, pursuant to the Management Services Agreement, our Manager is also an equity holder of our allocation interests. As such, our Manager has the right to a distribution pursuant to a profit allocation formula upon the occurrence of certain events. Our Manager paid $100,000 for the aforementioned allocation interests and has the right to cause the Company to purchase the allocation interests it owns under certain circumstances, (see Supplemental Put Agreement below).
Supplemental Put Agreement — As distinct from its role as our Manager, CGM is also the owner of 100% of the allocation interests in the Company. Concurrent with the IPO, CGM and the Company entered into a Supplemental Put Agreement, which may require the Company to acquire these allocation interests upon termination of the Management Services Agreement. Essentially, the put rights granted to CGM require us to acquire CGM’s allocation interests in the Company at a price based on a percentage of the increase in fair value in the Company’s businesses over its basis in those businesses. Each fiscal quarter we estimates the fair value of our businesses for the purpose of determining our potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. For the three months ended September 30, 2006, we recognized approximately $8.0 million in non-cash expense related to the Supplemental Put Agreement.
Anodyne acquisition
On July 31, 2006, we acquired from CGI and its wholly-owned, indirect subsidiary, Compass Medical Mattress Partners, LP (the “Seller”) approximately 47.3% of the outstanding capital stock, on a fully-diluted basis, of Anodyne, representing approximately 69.8% of the voting power of all Anodyne stock. Pursuant to the same agreement, we also acquired from the Seller all of the Original Loans. On the same date, we entered into a Note Purchase and Sale Agreement with CGI and the Seller for the purchase from the Seller of a Promissory Note issued by a borrower controlled by Anodyne’s chief executive officer. The promissory Note accrues interest at the rate of 13% per annum and is added to the Notes principal balance. The balance of the Note plus accrued interest totaled approximately $5.4 million at September 30, 2006. The Note matures in August, 2008. The balance of the Promissory Note and accrued interest totals approximately $5.4 million at September 30, 2006.
Our Manager, CGM acted as an advisor to us in the transaction for which it received transaction services fees and expense payments totaling approximately $300,000.

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
The table below summarizes the payment schedule of our contractual obligations at September 30, 2006.

		Less than	1-3	3-5	More than
(in thousands)	Total	1 Year	Years	Years	5 years
Long-Term Debt Obligations (a)	$87,176	$5,876	$11,752	$69,548	$—
Capital Lease Obligations	417	132	205	66	14
Operating Lease Obligations (b)	25,167	6,003	9,241	4,254	5,669
Purchase Obligations (c)	50,168	17,210	17,963	14,995	—

Supplemental Put Obligation (d)	$162,928	$29,221	$39,161	$88,863	$5,683

(a)	Reflects long-term debt of $60 million and related interest obligations

(b)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.

(c)	Reflects non-cancelable commitments as of September 30, 2006, including: (i) committed shareholder distributions of $7.8 million, (ii) management fees of $7.4 million per year over the next five years and; (iii) other obligations, including amounts due under employment agreements.

(d)	The supplemental put obligation is an estimated liability accrued as if our management services agreement with CGM had been terminated This agreement has not been terminated and there is no basis upon which to determine a date in the future, if any, that this amount will be paid.
The table does not include the long-term portion of the actuarially developed reserve for workers compensation, which does not provide for annual estimated payments beyond one year. This liability, totaling approximately $14.4 million at September 30, 2006, is included in our balance sheet as a component of other non-current liabilities.
Critical Accounting Estimates
A summary of critical accounting policies and estimates may be found in our Registration Statement on Form S-1, (File No.333-130326) as filed with the SEC.
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
In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements.

It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. We do not expect SAB 108 to have a material impact on our financial condition or results of operations. SAB 108 must be applied to annual financial statements for their first fiscal year ending after December 15, 2006.
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” . This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. We have not yet determined the impact that the implementation of SFAS No. 157 will have on our results of operations or financial condition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. We are currently evaluating the impact that the implementation of SFAS No. 158 will have on our financial statements. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after November 15, 2008. We have determined that this statement is not applicable to the Company.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     At September 30, 2006, we were exposed to interest rate risk primarily through borrowings under our Financing Agreement because borrowings under this agreement are subject to variable interest rates. In connection with the acquisition of our businesses, we had outstanding $69.5 million under the Financing Agreement as follows: $60 million in outstanding term loans as of September 30, 2006 (which was used to partially fund the acquisition of the initial businesses and Anodyne) and $9.5 million outstanding under the Revolving Credit portion of the facility. In addition we have approximately $2.2 million in a fixed-rate revolving credit facility outstanding in connection with Silvue’s operations in Japan.
     We expect to borrow under the revolving credit portion of the Financing Agreement to finance our short-term working capital needs.
Exchange Rate Sensitivity
     At September 30, 2006, we were not exposed to significant foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations.

ITEM 4. CONTROLS AND PROCEDURES
     As required by Exchange Act Rule 13a-15(b), the Trust’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of the Trust’s and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2006. Based on that evaluation, the Regular Trustees of the Trust and the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Trust’s and the Company’s disclosure controls and procedures were effective as of September 30, 2006.
     In connection with the evaluation required by Exchange Act Rule 13a-15(d), the Trust’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, concluded that no changes in the Trust’s or the Company’s internal control over financial reporting occurred during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Trust’s and the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Legal proceedings associated with the Company’s and the Trust’s business together with legal proceedings for the initial businesses have not changed materially from those disclosed in the Registration Statement on Form S-1, (File No. 333-130326) as filed with the SEC, and incorporated herein by reference.
ITEM 1A. RISK FACTORS
Except as set forth below, risk factors and uncertainties associated with the Company’s and the Trust’s business have not changed materially from those disclosed in the Registration Statement on Form S-1, (File No. 333-130326) as filed with the SEC and incorporated herein by reference, and in our Quarterly Report filed on Form 10-Q on August 10, 2006 for the quarter ended June 30, 2006. Additional risks and uncertainties that are not currently known to us or that we currently believe are immaterial may also materially adversely affect our financial condition, business and operations.
Risks Related to Taxation
Our shareholders will be subject to tax on their share of the company’s taxable income, which taxes or taxable income could exceed the cash distributions they receive from the trust.
Our shareholders will be subject to U.S. federal income tax and, possibly, state, local and foreign income tax, on their share of the company’s taxable income, which taxes or taxable income could exceed the cash distributions they receive from the trust. There is, accordingly, a risk that our shareholders may not receive cash distributions equal to their portion of our taxable income or sufficient in amount even to satisfy their personal tax liability that results from that income. This may result from gains on the sale or exchange of stock or debt of subsidiaries that will be allocated to shareholders who hold (or are deemed to hold) shares on the day such gains were realized if there is no corresponding distribution of the proceeds from such sales, or where a shareholder disposes of shares after an allocation of gain but before proceeds (if any) are distributed by the company. Shareholders may also realize income in excess of distributions due to the company’s use of cash from operations or sales proceeds for uses other than to make distributions to shareholders, including to fund acquisitions, satisfy short- and long-term working capital needs of our businesses, or satisfy known or unknown liabilities. In addition, certain financial covenants with the company’s lenders may limit or prohibit the distribution of cash to shareholders. The company’s board of directors is also free to change the company’s distribution policy. The Company is under no obligation to make distributions to shareholders equal to or in excess of their portion of our taxable income or sufficient in amount even to satisfy the tax liability that results from that income.

ITEM 5. OTHER INFORMATION
Allocation of Profits and Losses Associated with the Divestiture of Subsidiaries of the Company or for other Unusual Events
In general, the Company’s profits and losses are determined on an annual basis and allocated among the holders in proportion to the number of months during the year in which they held shares, determined as of the close of the last trading day of the preceding month. Therefore, a holder who held (or was deemed to hold) shares for the first five months of a year would be allocated 5/12ths of the annual income, regardless of amount of income actually earned during the first five months. However, with respect to gains and losses realized on the divestiture of the Company’s subsidiaries and for other unusual profits and losses, the Company will allocate such gains and losses to holders who held (or are deemed to hold) shares on the day such unusual gain or loss is realized.

ITEM 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Trust of Compass Diversified Trust*

3.2	Certificate of Formation of Compass Group Diversified Holdings LLC*

3.3	Amended and Restated Trust Agreement of Compass Diversified Trust***

3.4	Amended and Restated Operating Agreement of Compass Group Diversified Holdings LLC***

4.1	Specimen certificate evidencing a share of trust of Compass Diversified Trust (included in Exhibit 3.5)***

4.2	Specimen certificate evidencing an interest of Compass Group Diversified Holdings LLC (included in Exhibit 3.6)***

10.1	Amended and restated Management Services Agreement with CGM dated November 8, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

*	Previously filed in connection with Compass Diversified Trust’s and Compass Group Diversified Holdings LLC’s registration statement on Form S-1 (File No. 333-130326, 333-130326-01) filed on December 14, 2005.

**	Previously filed in connection with amendment no. 3 to Compass Diversified Trust’s and Compass Group Diversified Holdings LLC’s registration statement on Form S-1 (File No. 333-130326, 333-130326-01) filed on April 13, 2006.

***	Previously filed in connection with amendment no. 4 to Compass Diversified Trust’s and Compass Group Diversified Holdings LLC’s registration statement on Form S-1 (File No. 333-130326, 333-130326-01) filed on April 26, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS DIVERSIFIED TRUST

By:	/s/ James J. Bottiglieri James J. Bottiglieri
Regular Trustee
Date: November 9, 2006

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ James J. Bottiglieri James J. Bottiglieri
Chief Financial Officer
Date: November 9, 2006

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Trust of Compass Diversified Trust*

3.2	Certificate of Formation of Compass Group Diversified Holdings LLC*

3.3	Amended and Restated Trust Agreement of Compass Diversified Trust***

3.4	Amended and Restated Operating Agreement of Compass Group Diversified Holdings LLC***

4.1	Specimen certificate evidencing a share of trust of Compass Diversified Trust (included in Exhibit 3.5)***

4.2	Specimen certificate evidencing an interest of Compass Group Diversified Holdings LLC (included in Exhibit 3.6)***

10.1	Amended and restated Management Services Agreement with CGM dated November 8, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

*	Previously filed in connection with Compass Diversified Trust’s and Compass Group Diversified Holdings LLC’s registration statement on Form S-1 (File No. 333-130326, 333-130326-01) filed on December 14, 2005.

**	Previously filed in connection with amendment no. 3 to Compass Diversified Trust’s and Compass Group Diversified Holdings LLC’s registration statement on Form S-1 (File No. 333-130326, 333-130326-01) filed on April 13, 2006.

***	Previously filed in connection with amendment no. 4 to Compass Diversified Trust’s and Compass Group Diversified Holdings LLC’s registration statement on Form S-1 (File No. 333-130326, 333-130326-01) filed on April 26, 2006.