Form 10-K
period 2006-12-31
Compass Diversified Trust; Compass Group Diversified Holdings LLC
filed 2007-03-13
CIK 1345126, 1345122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-51937
Compass Diversified Trust
(Exact name of registrant as specified in its charter)

Delaware (Jurisdiction of incorporation or organization)	57-6218917 (I.R.S. Employer Identification No.)
Commission File Number: 0-51938
Compass Group Diversified Holdings LLC
(Exact name of registrant as specified in its charter)

Delaware (Jurisdiction of incorporation or organization)	20-3812051 (I.R.S. Employer Identification No.)

Sixty One Wilton Road Second Floor Westport, CT (Address of principal executive offices)	06880 (Zip Code)
(203) 221-1703
(Registrants’ telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Shares representing beneficial interests in Compass Diversified Trust LLC (“trust shares”)	NASDAQ Global Select Market
Securities registered pursuant to Section 12 (g) of the Act: None
     Indicate by check mark if the registrants are collectively a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrants are collectively not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrants are collectively a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrants are collectively a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the outstanding shares of trust stock held by non-affiliates of Compass Diversified Trust at June 30, 2006 was $148,051,250 based on the closing price on the Nasdaq on that date. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates.
     There were 20,450,000 shares of trust stock without par value outstanding at February 28, 2007.

NOTE TO READER
     In reading this Annual Report on Form 10-K, references to:
•	the “Trust” refers to Compass Diversified Trust;

•	“businesses” refers to, collectively, the businesses controlled by the Company;

•	the “Company” refers to Compass Group Diversified Holdings LLC;

•	the “Manager” refers to Compass Group Management LLC (“CGM”);

•	the “initial businesses” refers to, collectively, CBS Personnel Holdings, Inc., Crosman Acquisition Corporation, Compass AC Holdings, Inc. and Silvue Technologies, Group, Inc.;

•	the “Trust Agreement” refers to the amended and restated trust agreement of the Trust dated as of April 25, 2006;

•	the “LLC Agreement” refers to the second amended and restated operating agreement of the Company dated as of January 9; 2007 and

•	“we”, “us” and “our” refer to the Trust, the Company and the businesses together.

Statement Regarding Forward-Looking Disclosure
     This Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements. We may, in some cases, use words such as “project,” “predict,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” or “may” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this prospectus are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:
•	our ability to successfully operate our businesses on a combined basis, and to effectively integrate and improve any future acquisitions;

•	our ability to remove our Manager and our Manager’s right to resign;

•	our trust and organizational structure, which may limit our ability to meet our dividend and distribution policy;

•	our ability to service and comply with the terms of our indebtedness;

•	our cash flow available for distribution and our ability to make distributions in the future to our shareholders;

•	our ability to pay the management fee, profit allocation and put price if and when due;

•	our ability to make and finance future acquisitions;

•	our ability to implement our acquisition and management strategies;

•	the regulatory environment in which our businesses operate;

•	trends in the industries in which our businesses operate;

•	changes in general economic or business conditions or economic or demographic trends in the United States and other countries in which we have a presence, including changes in interest rates, foreign currency and inflation;

•	environmental risks affecting the business or operations of our businesses;

•	our and our Manager’s ability to retain or replace qualified employees of our businesses and the Manager;

•	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and

•	extraordinary or force majeure events affecting the business or operations of our businesses.
     Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. A description of some of the risks that could cause our actual results to differ appears under the section “Risk Factors”. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ.
     In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements. The forward-looking events discussed in this Annual Report on Form 10-K may not occur. These forward-looking statements are made as of the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, whether as a result of new information, future events or otherwise, except as required by law.

PART I
ITEM 1. BUSINESS
     Compass Diversified Trust, a Delaware statutory trust (the “Trust”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company (the “Company”), was also formed on November 18, 2005. The Trust and the Company were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The Trust is the sole owner of 100% of the Trust Interests, as defined in our LLC Agreement, of the Company. Pursuant to that LLC Agreement, the Trust owns an identical number of Trust Interests in the Company as exist the number of outstanding shares of the Trust. Accordingly, our shareholders are treated as beneficial owners of Trust Interests in the Company and, as such, are subject to tax under partnership income tax provisions.
     The Company is the operating entity with a board of directors whose corporate governance responsibilities are similar to that of a Delaware corporation. The Company’s board of directors oversees the management of the Company and our businesses and the performance of Compass Group Management LLC (“CGM” or our “Manager”). Our Manager is the sole owner of our Allocation Interests, as defined in our LLC Agreement.
     On May 16, 2006, we completed our initial public offering of 13,500,000 shares of the Trust at an offering price of $15.00 per share (“the IPO”). Total net proceeds from the IPO were approximately $188.3 million. On May 16, 2006, we also completed the private placement of 5,733,333 shares to Compass Group Investments, Inc (“CGI”) for approximately $86.0 million and completed the private placement of 266,667 shares to Pharos I LLC, an entity owned by our management team, for approximately $4.0 million. CGI also purchased 666,667 shares for $10.0 million through the IPO. We used the net proceeds of the IPO, the separate private placements that closed in conjunction with the IPO, and borrowings under our financing agreements to make loans to and acquire controlling interests in our initial businesses.
Overview
     We acquire controlling interests in businesses that we believe operate in industries with long-term macroeconomic growth opportunities, and that have positive and stable cash flows, face minimal threats of technological or competitive obsolescence and have strong management teams largely in place.
     Through our structure, we offer investors an opportunity to participate in the ownership and growth of businesses that traditionally have been owned and managed by private equity firms, private individuals or families, financial institutions or large conglomerates. Through the acquisition of a diversified group of businesses with these characteristics, we also offer investors an opportunity to diversify their own portfolio risk while participating in the ongoing cash flows of those businesses through the receipt of distributions.
     We believe that private company operators and corporate parents looking to sell their businesses may consider us an attractive purchaser because of our ability to:
•	provide ongoing strategic and financial support for their businesses;

•	maintain a long-term outlook as to the ownership of those businesses where such an outlook is required for maximization of our shareholders’ return on investment; and

•	consummate transactions efficiently without being dependent on third-party financing on a transaction-by-transaction basis.
     In particular, we believe that our outlook on length of ownership may alleviate the concern that many private company operators and parent companies may have with regard to their businesses going through multiple sale processes in a short period of time. We also believe this outlook both reduces the risk that businesses may be sold at unfavorable points in the overall market cycle and enhances our ability to develop a comprehensive strategy to grow the earnings and cash flows of our businesses, which we expect will better enable us to meet our long-term objective of growing distributions to our shareholders and increasing shareholder value. Finally, we have found that our ability to acquire businesses without the cumbersome delays and conditions typical of third party transactional financing can be very appealing to sellers of businesses who are interested in confidentiality and certainty to close.

     We believe our management team’s strong relationships with industry executives, accountants, attorneys, business brokers, commercial and investment bankers, and other potential sources of acquisition opportunities offer us substantial opportunities to assess small to middle market businesses that may be available for acquisition. In addition, the flexibility, creativity, experience and expertise of our management team in structuring transactions allows us to consider non-traditional and complex transactions tailored to fit a specific acquisition target.
     In terms of the businesses in which we had a controlling interest as of December 31, 2006, we believe that those businesses have strong management teams, operate in strong markets with defensible market niches and maintain long-standing customer relationships. As a result, we also believe that these businesses should continue to produce stable growth in earnings and long-term cash flows to meet our objective of growing distributions to our shareholders and increasing shareholder value.
Advanced Circuits
     Compass AC Holdings, Inc. (“Advanced Circuits or ACI”), headquartered in Aurora, Colorado, is a provider of prototype and quick-turn printed circuit boards, or PCBs, throughout the United States. PCBs are a vital component of virtually all electronic products. The prototype and quick-turn portions of the PCB industry are characterized by customers requiring high levels of responsiveness, technical support and timely delivery. Due to the critical roles that PCBs play in the research and development process of electronics, customers often place more emphasis on the turnaround time and quality of a customized PCB rather than on other factors, such as price. Advanced Circuits meets this market need by manufacturing and delivering custom PCBs in as little as 24 hours, providing its approximately 8,000 customers with 98.5% error-free production and real-time customer service and product tracking 24 hours per day. A controlling interest in Advanced Circuits was purchased for approximately $35.4 million, representing approximately 70.2% of the outstanding stock of Advanced Circuits on a primary and fully diluted basis.
Anodyne
     Anodyne Medical Device, Inc. (“Anodyne”) headquartered in Los Angeles, California, is a leading manufacturer of medical support services and patient positioning devices used primarily for the prevention and treatment of pressure wounds experienced by patients with limited or no mobility. Anodyne is one of the nation’s leading designers and manufacturers of specialty support surfaces and is able to manufacture products in multiple locations to better serve a national customer base. We purchased a controlling interest in Anodyne from CGI on August 1, 2006 for approximately $30.4 million, in the form of $17.3 million in cash and 950,000 newly issued shares in the Trust, representing approximately 47.3% of the outstanding capital stock, on a fully-diluted basis, which represents approximately 69.8% of the voting power of all Anodyne stock on a fully diluted basis.
CBS Personnel
     CBS Personnel Holdings, Inc. (“CBS Personnel”), headquartered in Cincinnati, Ohio, is a provider of temporary staffing services in the United States. In order to provide its 4,000 clients with tailored staffing services to fulfill their human resources needs, CBS Personnel also offers employee leasing services, permanent staffing and temporary-to -permanent placement services. CBS Personnel operates 144 branch locations in various cities in 18 states. CBS Personnel and its subsidiaries have been associated with quality service in their markets for more than 30 years. In November 2006, CBS Personnel acquired substantially all the assets of PMC Staffing Solutions, Inc. for approximately $5.1 million. We purchased a controlling interest in CBS Personnel for approximately $54.6 million, representing at the time of purchase approximately 97.6% of the outstanding stock of CBS Personnel on a primary basis and approximately 94.4% on a fully diluted basis, after giving effect to the exercise of vested and in the money options and vested non-contingent warrants.
Crosman
     Crosman Acquisition Corporation (“Crosman”), headquartered in East Bloomfield, New York, was one of the first manufacturers of airguns and is a manufacturer and distributor of recreational airgun products and related products and accessories. The Crosman TM brand is one of the pre-eminent names in the recreational airgun market and is widely recognized in the broader outdoor sporting goods industry. Crosman’s products are sold in over 6,000 retail locations worldwide through approximately 500 retailers, which include mass market and sporting goods retailers. We purchased a controlling interest in Crosman for approximately $26.1 million representing approximately 75.4% of the outstanding stock of Crosman on a primary basis and 73.8% on a fully diluted basis.
Silvue.
     Silvue Technologies Group, Inc. (“Silvue”) headquartered in Anaheim, California, is a developer and producer of proprietary, high performance liquid coating systems used in the high-end eyewear, aerospace, automotive and industrial markets. Silvue’s patented coating systems can be applied to a wide variety of materials, including plastics, such as polycarbonate and acrylic, glass, metals and other surfaces. These coating systems impart properties, such as abrasion resistance, improved durability, chemical resistance, ultraviolet, or UV protection, anti-fog and impact resistance, to the materials to which they are applied. Silvue has sales and distribution operations in the United States, Europe and Asia, as well as manufacturing operations in the United States and Asia.

We purchased a controlling interest in Silvue for approximately $23.2 million, representing approximately 69.8% of the outstanding stock of Silvue on a primary and fully diluted basis.
Recent Developments
Disposition of Crosman
     On January 5, 2007, we sold Crosman for approximately $143 million. Closing and other transaction costs totaled approximately $2.4 million. Our share of the net proceeds, after accounting for the redemption of Crosman’s minority holders and the payment of CGM’s profit allocation of $7.9 million, was approximately $110.0 million. We will recognize a gain on the sale in the first quarter of fiscal 2007 of approximately $36 to $37 million; $85.0 million of the net proceeds were used to repay amounts outstanding under the Company’s Revolving Credit Facility. The remaining net proceeds were invested in short-term investment securities pending future application. We have reflected Crosman as a discontinued operation for all periods presented in this Annual Report on Form 10-K. (For further information, see Note D “Discontinued Operations”, to our consolidated financial statements.)
Acquisition of Aeroglide Corporation
     On February 28, 2007, we purchased a controlling interest in Aeroglide Corporation (“Aeroglide”). Aeroglide is a leading global designer and manufacturer of industrial drying and cooling equipment. Aeroglide provides specialized thermal processing equipment designed to remove moisture and heat as well as roasting, toasting and baking a variety of processed products. Its machinery includes conveyer driers and coolers, impingement driers, drum driers, rotary driers, toasters, spin cookers and coolers, truck and tray driers and related auxiliary equipment and is used in the production of a variety of human foods, animal and pet feeds and industrial products. Aeroglide utilizes an extensive engineering department to custom engineer each machine for a particular application. We purchased a controlling interest in Aeroglide for approximately $57 million representing approximately 89% of the outstanding stock.
Acquisition of Halo Branded Solutions, Inc.
     On February 28, 2007, we purchased a controlling interest in Halo Branded Solutions, Inc. (“Halo”). Operating under the brand names of Halo and Lee Wayne, Halo serves as a one-stop shop for over 30,000 customers providing design, sourcing, management and fulfillment services across all categories of its customer promotional product needs in effectively communicating a logo or marketing message to a target audience. Halo has established itself as a leader in the promotional products and marketing industry through its focus on servicing its group of over 700 account executives. We purchased a controlling interest in Halo for approximately $61 million, representing approximately 73.6% of the outstanding equity.
Tax Reporting Developments
     The IRS has recently issued a pronouncement stating its position that a grantor trust owning interests in a limited liability company, on facts very similar to our current structure, would be treated, for reporting purposes, as a partnership for federal income tax purposes, and not as a grantor trust. The rationale for this position is that the overall arrangement permits a variance in the investment of the holders, even though the trustees of the trust do not have that power directly. If the Trust were treated as a partnership for tax reporting purposes, it would be required to report its income to its holders on Schedule K-1, rather than on a schedule to Form 1041, as permitted for a grantor trust. In that event, we expect that our Schedules K-1 would contain identical or substantially identical information as would be reported on Form 1041. In addition, we do not expect this change in reporting requirement to change the expected timing of tax reporting for shareholders.
In light of this recent development, we are considering whether to change the manner in which we treat the Trust for tax reporting purposes and are also considering dissolving the Trust, as permitted by our trust agreement. If we decide to retain the Trust but change the treatment for tax purposes, certain amendments to the trust agreement would be required on a retroactive basis, which would be submitted to investors for approval later in the year. If we decide to dissolve the Trust, we are permitted to do that under our current trust agreement without investor approval.
WHERE YOU CAN FIND ADDITIONAL INFORMATION
We have filed with the SEC Forms S1, 10-Q and 8-K, which include exhibits, schedules and amendments, under the Securities Act. These forms can be inspected and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549-1004. The public may obtain information about the operation of the public reference room by calling the SEC at 1-800-SEC-0300. In addition, the SEC maintains a web site at http://www.sec.gov that contains the Form S-1 and other reports, proxy and information statements and information regarding issuers that file electronically with the SEC. In addition, copies can be accessed indirectly thorough our website (http://www.compassequity.com).

Our Current Organizational Structure

(1)	CGI is the beneficial owner of 35.9% of the Trust shares, and is our single largest holder. Mr. Massoud is not a director, officer or member of CGI.

(2)	Owned by members of our Manager, including Mr. Massoud as managing member.

(3)	Mr. Massoud is the managing member.

(4)	The allocation interests, which carry the right to receive a profit allocation, represents less than 0.1% equity interest in the Company.

(5)	Mr. Day is a non-managing member.

Our Manager
     We have engaged CGM, our Manager, to manage the day-to-day operations and affairs of the Company and to execute our strategy, as discussed below. Our management team, while working for a subsidiary of CGI, originally acquired each of our initial businesses and Anodyne and has overseen their operations prior to our acquiring them. Our management team has worked together since 1998. Collectively, our management team has approximately 75 years of experience in acquiring and managing small and middle market businesses. We believe our Manager is unique in the marketplace in terms of the success and experience of its employees in acquiring and managing diverse businesses of the size and general nature of our businesses. We believe this experience will provide us with an advantage in executing our overall strategy. Our management team devotes a majority of its time to the affairs of the Company.
     Our Manager owns 100% of the allocation interests of the Company, for which it paid $100,000. We have entered into a management services agreement pursuant to which our Manager manages the day-to-day operations and affairs of the Company and oversees the management and operations of our businesses. We pay our Manager a quarterly management fee for the services it performs on our behalf. In addition, our Manager receives a profit allocation with respect to its allocation interests in us. See Part III, item 13 “Certain Relationships and Related Transactions” for further descriptions of the management fees and profit allocation to be paid to our Manager. In consideration of our Manager’s acquisition of the allocation interests, we entered into a Supplemental Put agreement with our Manager pursuant to which our Manager has the right to cause us to purchase its allocation interests upon termination of the management services agreement.
     The Company’s Chief Executive Officer and Chief Financial Officer are employees of our Manager and have been seconded to us. Neither the Trust nor the Company have any other employees. Although our Chief Executive Officer and Chief Financial Officer are employees of our Manager, they report directly to the Company’s board of directors. The management fee paid to our Manager covers all expenses related to the services performed by our Manager, including the compensation of our Chief Executive Officer and other personnel providing services to us. The Company reimburses our Manager for the salary and related costs and expenses of our Chief Financial Officer and his staff, who dedicate 100% of their time to the affairs of the Company.
     See Part III, Item 13, “Certain Relationships and Related Party Transactions”.
Market Opportunity
     We acquire and manage small to middle market businesses. We characterize small to middle market businesses as those that generate annual cash flows of up to $40 million. We believe that the merger and acquisition market for small to middle market businesses is highly fragmented and provides opportunities to purchase businesses at attractive prices. For example, according to Mergerstat, during the twelve month period ended December 31, 2006, businesses that sold for less than $100 million were sold for a median of approximately 7.9x the trailing twelve months of earnings before interest, taxes, depreciation and amortization as compared to a median of approximately 11.7x for businesses that were sold for over $300 million. We believe that the following factors contribute to lower acquisition multiples for small to middle market businesses:
•	there are fewer potential acquirers for these businesses;

•	third-party financing generally is less available for these acquisitions;

•	sellers of these businesses frequently consider non-economic factors, such as continuing board membership or the effect of the sale on their employees; and

•	these businesses are less frequently sold pursuant to an auction process.
     We believe that opportunities exist to augment existing management at the businesses and improve the performance of the businesses upon their acquisition. In the past, our management team has acquired businesses that were owned by entrepreneurs or large corporate parents. In these cases, our management team has frequently found that there have been opportunities to further build upon the management teams of acquired businesses beyond those in existence at the time of acquisition. In addition, our management team has frequently found that financial reporting and management information systems of acquired businesses may be improved, both of which can lead to improvements in earnings and cash flow. Finally, because these businesses tend to be too small to have their own corporate development efforts, we believe opportunities exist to assist these businesses ways as they pursue organic or external growth strategies that were often not pursued by their previous owners.

Our Strategy
     We have two primary strategies that we use in order to grow distributions to our shareholders and increase shareholder value. First, we focus on growing the earnings and cash flow from our businesses. We believe that the scale and scope of our businesses give us a diverse base of cash flow upon which to further build. We believe that our businesses alone will allow us to continue to pay distributions to our shareholders, independent of whether we acquire any additional businesses in the future. Second, we identify, perform due diligence on, negotiate and consummate additional platform acquisitions of small to middle market businesses in attractive industry sectors in accordance with acquisition criteria established by the board of directors from time to time. The purchase of Anodyne on July 31, 2006 and Aeroglide and Halo on February 28, 2007 are examples of this.
Management Strategy
     Our management strategy involves the ongoing financial and operational management of the businesses that we own in order to grow distributions to our shareholders and increase shareholder value. In general, our Manager oversees and supports the management teams of each of our businesses by, among other things:
•	recruiting and retaining talented managers to operate our businesses by using structured incentive compensation programs, including minority equity ownership, tailored to each business;

•	regularly monitoring financial and operational performance, instilling consistent financial discipline, and supporting management in the development and implementation of information systems to effectively achieve these goals;

•	assisting management in their analysis and pursuit of prudent organic growth strategies;

•	identifying and working with management to execute attractive external growth and acquisition opportunities; and

•	forming strong subsidiary level boards of directors to supplement management in their development and implementation of strategic goals and objectives.
     Specifically, while our businesses have different growth opportunities and potential rates of growth, we expect our Manager to work with the management teams of each of our businesses to increase the value of, and cash generated by, each business through various initiatives, including:
•	making selective capital investments to expand geographic reach, increase capacity, or reduce manufacturing costs of our businesses;

•	investing in product research and development for new products, processes or services for customers;

•	improving and expanding existing sales and marketing programs;

•	pursuing reductions in operating costs through improved operational efficiency or outsourcing of certain processes and products; and

•	consolidating or improving management of certain overhead functions.
     Our businesses may also acquire and integrate complementary businesses. We believe that complementary acquisitions will improve our overall financial and operational performance by allowing us to:
•	leverage manufacturing and distribution operations;

•	leverage branding and marketing programs, as well as customer relationships;

•	add experienced management or management expertise;

•	increase market share and penetrate new markets; and

•	realize cost synergies by allocating the corporate overhead expenses of our businesses across a larger number of businesses and by implementing and coordinating improved management practices.

     We incur third party debt financing almost entirely at the Company level, which we use, in combination with our equity capital, to provide debt financing to each of our businesses or to acquire additional businesses We believe this financing structure is beneficial to the financial and operational activities of each of our businesses by aligning our interests as both equity holders of, and a lender to, our businesses in a fashion that we believe is more efficient than our businesses borrowing from third-party lenders.
Acquisition and Disposition Strategy
     Our acquisition strategy involves the acquisition of businesses that we expect to produce stable and growing earnings and cash flow. In this respect, we expect to make acquisitions in industries other than those in which our businesses currently operate if we believe an acquisition presents an attractive opportunity. We believe that attractive opportunities will increasingly present themselves, as private sector owners seek to monetize their interests in longstanding and privately-held businesses and large corporate parents seek to dispose of their “non-core” operations.
     An ideal acquisition candidate for us has the following characteristics:
•	is an established North American based company;

•	maintains a significant market share in defensible industry niche (i.e., has a “reason to exist”);

•	has a solid and proven management team with meaningful incentives;

•	has low technological and/or product obsolescence risk; and

•	maintains a diversified customer and supplier base.
     We benefit from our Manager’s ability to identify potential diverse acquisition opportunities in a variety of industries. In addition, we rely upon our management team’s experience and expertise in researching and valuing prospective target businesses, as well as negotiating the ultimate acquisition of such target businesses. In particular, because there may be a lack of information available about these target businesses, which may make it more difficult to understand or appropriately value such target businesses, on our behalf, our Manager:
•	engages in a substantial level of internal and third-party due diligence;

•	critically evaluates the management team;

•	identifies and assesses any financial and operational strengths and weaknesses of the target business;

•	analyzes comparable businesses to assess financial and operational performances relative to industry competitors;

•	actively researches and evaluates information on the relevant industry; and

•	thoroughly negotiates appropriate terms and conditions of any acquisition.
     The process of acquiring new businesses is both time-consuming and complex. Our management team historically has taken from two to twenty-four months to perform due diligence, negotiate and close acquisitions. Although our management team is always at various stages of evaluating several transactions at any given time, there may be periods of time during which our management team does not recommend any new acquisitions to us.
     Upon acquisition of a new business, we rely on our management team’s experience and expertise to work efficiently and effectively with the management of the new business to jointly develop and execute a business plan.

     In addition to acquiring businesses, we sell businesses that we own from time to time when attractive opportunities arise. Our decision to sell a business is based on our belief that doing so will increase shareholder value to a greater extent than through continued ownership of that business. Upon the sale of a business, we may use the proceeds to retire debt or retain proceeds for acquisitions or general corporate purposes. Generally, we do not expect to make special distributions at the time of a sale of one of our businesses; instead, we expect that we will seek to gradually increase shareholder distributions over time through the growth of earnings and cash flows of our businesses. On January 5, 2007, we sold Crosman, our majority owned recreational products company. The selling price was approximately $143 million. Our net proceeds were approximately $110 million and our portion of the gain that will be recognized in the first quarter of fiscal 2007 will be approximately $36 to $37 million.
Strategic Advantages
     Based on the experience of our management team and its ability to identify and negotiate acquisitions, we believe we are positioned to acquire additional businesses. Our management team has strong relationships with business brokers, investment and commercial bankers, accountants, attorneys and other potential sources of acquisition opportunities. In addition, our management team also has a successful track record of acquiring and managing small to middle market businesses in various industries. In negotiating these acquisitions, we believe our management team has been able to successfully navigate complex situations surrounding acquisitions, including corporate spin-offs, transitions of family-owned businesses, management buy-outs and reorganizations.
     Our management team has a large network of over 2,000 deal intermediaries who we expect to expose us to potential acquisitions. Through this network, as well as our management team’s proprietary transaction sourcing efforts, we have a substantial pipeline of potential acquisition targets. Our management team also has a well established network of contacts, including professional managers, attorneys, accountants and other third-party consultants and advisors, who may be available to assist us in the performance of due diligence and the negotiation of acquisitions, as well as the management and operation of our businesses once acquired.
     Finally, because we intend to fund acquisitions through the utilization of our Revolving Credit Facility, we expect to minimize the delays and closing conditions that are typically associated with transaction specific financing, as in typically the case in such acquisitions. We believe this advantage is a powerful one and is highly unusual in the marketplace for acquisitions in which we operate.
Valuation and Due Diligence
     When evaluating businesses or assets for acquisition, our management team performs a rigorous due diligence and financial evaluation process. In doing so, we evaluate the operations of the target business as well as the outlook for the industry in which the target business operates. While valuation of a business is, by definition, a subjective process, we define valuations under a variety of analyses, including:
•	discounted cash flow analyses;

•	evaluation of trading values of comparable companies;

•	expected value matrices; and

•	examination of recent transactions.
     One outcome of this process is a projection of the expected cash flows from the target business. A further outcome is an understanding of the types and levels of risk associated with those projections. While future performance and projections are always uncertain, we believe that with detailed due diligence, future cash flows will be better estimated and the prospects for operating the business in the future better evaluated. To assist us in identifying material risks and validating key assumptions in our financial and operational analysis, in addition to our own analysis, we engage third-party experts to review key risk areas, including legal, tax, regulatory, accounting, insurance and environmental. We also engage technical, operational or industry consultants, as necessary.
     A further critical component of the evaluation of potential target businesses is the assessment of the capability of the existing management team, including recent performance, expertise, experience, culture and incentives to perform. Where necessary, and consistent with our management strategy, we actively seek to augment, supplement or replace existing members of management who we believe are not likely to execute our business plan for the target business. Similarly, we analyze and evaluate the financial and operational information systems of target businesses and, where necessary, we enhance and improve those existing systems that are deemed to be inadequate or insufficient to support our business plan for the target business.

Financing
     As of February 28, 2007, we had a revolving credit facility (“Revolving Credit Facility”) with a group of lenders led by Madison Capital, LLC (“Madison”). The Revolving Credit Facility was entered into in November 2006 and matures in November 2011. It provides for a revolving line of credit of up to $255 million with an option for a $45 million increase. The Revolving Credit Facility is secured by all the assets of the Company including its equity interests in and loans to our subsidiaries.
     Simultaneous with entering into the Revolving Credit Facility on November 21, 2006, we terminated our prior financing agreement; a $225 million secured credit facility with Ableco Finance, LLC and other lenders, (“Prior Credit Facility”). The amount of principal and accrued interest outstanding and repaid upon termination totaled $89.2 million. In addition, we paid approximately $2.6 million in various prepayment fees upon termination of the Prior Credit Facility. (See Note J to the consolidated financial statements for more detail regarding our credit facilities).
     On January 5, 2007, we sold all of our interest in Crosman, an operating segment, for approximately $143 million. Closing and other transaction costs totaled approximately $2.4 million. Our share of the net proceeds, after accounting for the redemption of Crosman’s minority holders and the payment of CGM’s profit allocation was approximately $110 million. We will recognize a gain on the sale in the first quarter of fiscal 2007 of approximately $36 to $37 million. $85.0 million of the net proceeds were used to repay amounts outstanding under the Company’s Revolving Credit Facility. The remaining net proceeds were invested in short-term investment securities pending future application.
     We intend to finance future acquisitions through our Revolving Credit Facility, cash on hand and additional equity and debt financings. We believe that having the ability to finance most, if not all, acquisitions with the general capital resources raised by us, rather than financing relating to the acquisition of individual businesses, provides us with an advantage in acquiring attractive businesses by minimizing delay and closing conditions that are often related to acquisition-specific financings. In this respect, we believe that in the future, we may need to pursue additional debt or equity financings, or offer equity in the Trust or target businesses to the sellers of such target businesses, in order to fund acquisitions.
     We believe that our businesses operate in strong markets and have defensible market shares and long-standing customer relationships. Importantly, our businesses produce positive and stable earnings and cash flows, enabling us to make regular quarterly distribution to our shareholders, regardless of potential future acquisitions.
Our Businesses
Advanced Circuits
Overview
     Advanced Circuits, headquartered in Aurora, Colorado, is a provider of prototype and quick-turn printed circuit boards, or PCBs, throughout the United States. Advanced Circuits also provides its customers high volume production services in order to meet its clients’ complete PCB needs. The prototype and quick-turn portions of the PCB industry are characterized by customers requiring high levels of responsiveness, technical support and timely delivery. Due to the critical roles that PCBs play in the research and development process of electronics, customers often place more emphasis on the turnaround time and quality of a customized PCB than on the price. Advanced Circuits meets this market need by manufacturing and delivering custom PCBs in as little as 24 hours, providing customers with approximately 98.0% error-free production and real-time customer service and product tracking 24 hours per day. In 2006, approximately 70% of Advanced Circuits’ net sales were derived from highly profitable prototype and quick-turn production PCBs. Advanced Circuits’ success is demonstrated by its broad base of over 8,000 customers with which it does business throughout the year. These customers represent numerous end markets, and for the year ended December 31, 2006, no single customer accounted for more than 2% of net sales. Advanced Circuits’ senior management, collectively, has approximately 90 years of experience in the electronic components manufacturing industry and closely related industries.
     For the fiscal year ended December 31, 2006 and December 31, 2005, Advanced Circuits had net sales of approximately $48.1 million and $42.0 million, respectively. Since May 16, 2006, the date of our acquisition, Advanced Circuits had revenues of $30.6 million and operating income of $7.5 million. Advanced Circuits had total assets of $77.9 million at December 31, 2006. Revenues from Advanced Circuits represented 7.4% of our total revenues for 2006.

History of Advanced Circuits
     Advanced Circuits commenced operations in 1989 through the acquisition of the assets of a small Denver based PCB manufacturer, Seiko Circuits. During its first years of operations, Advanced Circuits focused exclusively on manufacturing high volume, production run PCBs with a small group of proportionately large customers. In 1992, after the loss of a significant customer, Advanced Circuits made a strategic shift to limit its dependence on any one customer. In this respect, Advanced Circuits began focusing on developing a diverse customer base, and in particular, on providing research and development professionals at equipment manufacturers and academic institutions with low volume, customized prototype and quick-turn PCBs.
     In 1997 Advanced Circuits increased its capacity and consolidated its facilities into its current headquarters in Aurora, Colorado. During 2001 through 2003, despite a recession and a reduction in United States PCB manufacturing, Advanced Circuits’ sales expanded by 29% as its research and development focused customer base continued to require PCBs to perform day-to-day activities. In 2003, to support its growth, Advanced Circuits expanded its PCB manufacturing facility by approximately 37,000 square feet or approximately 150%.
Industry
     The PCB industry, which consists of both large global PCB manufacturers and small regional PCB manufacturers, is a vital component to all electronic equipment supply chains as PCBs serve as the foundation for virtually all electronic products, including cellular telephones, appliances, personal computers, routers, switches and network servers. PCBs are used by manufacturers of these types of electronic products, as well as by persons and teams engaged in research and development of new types of equipment and technologies. According to Custer Consulting Group’s February 2006 Business Outlook Global Electronics Industry, the global PCB market, including both captive and merchant production, was approximately $38.6 billion in 2004 and is expected to grow by approximately 9% annually between 2006 and 2009.
     In contrast to global trends, however, production of PCBs in North America has declined by approximately 55% since 2000, to approximately $4.7 billion in 2005, and is expected to grow slightly over the next several years according to the TMRC survey: Analysis of the North American Rigid Printed Circuit Board and Related Materials Industries for the year 2005, which we refer to as the TMRC 2005 Analysis. The rapid decline in United States production was caused by (i) reduced demand for and spending on PCBs following the technology and telecom industry decline in early 2000; and (ii) increased competition for volume production of PCBs from Asian competitors benefiting from both lower labor costs and less restrictive waste and environmental regulations. While Asian manufacturers have made large market share gains in the PCB industry overall, both prototype production and the more complex volume production have remained strong in the United States.
     Both globally and domestically, the PCB market can be separated into three categories based on required lead time and order volume:
•	Prototype PCBs — These PCBs are manufactured typically for customers in research and development departments of original equipment manufacturers, or OEMs, and academic institutions. Prototype PCBs are manufactured to the specifications of the customer, within certain manufacturing guidelines designed to increase speed and reduce production costs. Prototyping is a critical stage in the research and development of new products. These prototypes are used in the design and launch of new electronic equipment and are typically ordered in volumes of 1 to 50 PCBs. Because the prototype is used primarily in the research and development phase of a new electronic product, the life cycle is relatively short and requires accelerated delivery time frames of usually less than five days and very high, error-free quality. Order, production and delivery time, as well as responsiveness with respect to each, are key factors for customers as PCBs are indispensable to their research and development activities.

•	Quick-Turn Production PCBs — These PCBs are used for intermediate stages of testing for new products prior to full scale production. After a new product has successfully completed the prototype phase, customers undergo test marketing and other technical testing. This stage requires production of larger quantities of PCBs in a short period of time, generally 10 days or less, while it does not yet require high production volumes. This transition stage between low-volume prototype production and volume production is known as quick-turn production. Manufacturing specifications conform strictly to end product requirements and order quantities are typically in volumes of 10 to 500. Similar to prototype PCBs, response time remains crucial as the delivery of quick-turn PCBs can be a gating item in the development of electronic products. Orders for quick-turn production PCBs conform specifically to the customer’s exact end product requirements.

•	Volume Production PCBs — These PCBs are used in the full scale production of electronic equipment and specifications conform strictly to end product requirements. Production PCBs are ordered in large quantities, usually over 100 units, and response time is less important, ranging between 15 days to 10 weeks or more.
     These categories can be further distinguished based on board complexity, with each portion facing different competitive threats. Advanced Circuits competes largely in the prototype and quick-turn production portions of the North American market, which have not been significantly impacted by the Asian based manufacturers due to the quick response time required for these products. The North American prototype and quick-turn production sectors combined represent approximately $1.7 billion in the PCB production industry according to the TMRC 2005 Analysis.
     Several significant trends are present within the PCB manufacturing industry, including:
•	Increasing Customer Demand for Quick-Turn Production Services — Rapid advances in technology are significantly shortening product life-cycles and placing increased pressure on OEMs to develop new products in shorter periods of time. In response to these pressures, OEMs invest heavily on research and development, which results in a demand for PCB companies that can offer engineering support and quick-turn production services to minimize the product development process.

•	Increasing Complexity of Electronic Equipment — OEMs are continually designing more complex and higher performance electronic equipment, requiring sophisticated PCBs. To satisfy the demand for more advanced electronic products PCBs are produced using exotic materials and increasingly have higher layer counts and greater component densities. Maintaining the production infrastructure necessary to manufacture PCBs of increasing complexity often requires significant capital expenditures and has acted to reduce the competitiveness of local and regional PCB manufacturers lacking the scale to make such investments.

•	Shifting of High Volume Production to Asia — Asian based manufacturers of PCBs are capitalizing on their lower labor costs and are increasing their market share of volume production of PCBs used, for example, in high-volume consumer electronics applications, such as personal computers and cell phones. Asian based manufacturers have been generally unable to meet the lead time requirements for prototype or quick-turn PCB production or the volume production of the most complex PCBs. This “offshoring” of high-volume production orders has placed increased pricing pressure and margin compression on many small domestic manufacturers that are no longer operating at full capacity. Many of these small producers are choosing to cease operations, rather than operate at a loss, as their scale, plant design and customer relationships do not allow them to focus profitably on the prototype and quick-turn sectors of the market.
Products and Services
     A PCB is comprised of layers of laminate and contains patterns of electrical circuitry to connect electronic components. Advanced Circuits manufactures 2 to 12 layer PCBs, and has the capability to manufacture up to 14 layer PCBs. The level of PCB complexity is determined by several characteristics, including size, layer count, density (line width and spacing), materials and functionality. Beyond complexity, a PCB’s unit cost is determined by the quantity of identical units ordered, as engineering and production setup costs per unit decrease with order volume, and required production time, as longer times often allow increased efficiencies and better production management. Advanced Circuits primarily manufactures lower complexity PCBs.
     To manufacture PCBs, Advanced Circuits generally receives circuit designs from its customers in the form of computer data files emailed to one of its sales representatives or uploaded on its interactive website. These files are then reviewed to ensure data accuracy and product manufacturability. Processing these computer files, Advanced Circuits generates images of the circuit patterns that are then physically developed on individual layers, using advanced photographic processes. Through a variety of plating and etching processes, conductive materials are selectively added and removed to form horizontal layers of thin circuits, called traces, which are separated by insulating material. A finished multilayer PCB laminates together a number of layers of circuitry. Vertical connections between layers are achieved by metallic plating through small holes, called vias. Vias are made by highly specialized drilling equipment capable of achieving extremely fine tolerances with high accuracy.
     Advanced Circuits assists its customers throughout the life-cycle of their products, from product conception through volume production. Advanced Circuits works closely with customers throughout each phase of the PCB development process, beginning with the PCB design verification stage using its unique online FreeDFM.com tool. FreeDFM.comTM, which was launched in 2002, enables customers to receive a free manufacturability assessment report within minutes, resolving design problems that would prohibit manufacturability before the order process is completed and manufacturing begins. The combination of Advanced Circuits’ user-friendly website and its design verification tool reduces the amount of human labor involved in the manufacture of each order as PCBs move from Advanced Circuits’ website directly to its computer numerical control, or CNC, machines for production, saving Advanced Circuits and customers cost and time. As a result of its ability to rapidly and reliably respond to the critical customer requirements, Advanced Circuits generally receives a premium for their prototype and quick-turn PCBs as compared to volume production PCBs.
     Advanced Circuits manufactures all high margin prototype and quick-turn orders internally but often utilizes external partners to manufacture production orders that do not fit within its capabilities or capacity constraints at a given time. Advanced Circuits has 11 external partners, some with multiple production facilities. As a result, Advanced Circuits constantly adjusts the portion of volume production PCBs produced internally to both maximize profitability and ensure that internal capacity is fully utilized.
The following table shows Advanced Circuits’ gross revenue by products and services for the periods indicated:
Gross Sales by Products and Services(1)

	December 31, 2006	December31, 2005

Prototype Production	33.4%	34.0%
Quick-Turn Production	32.1%	32.0%
Volume Production	20.4%	20.1%
Third Party	14.1%	13.9%

Total	100.0%	100.0%

(1)	As a percentage of gross sales, exclusive of sale discounts.
Competitive Strengths
     Advanced Circuits has established itself as a provider of prototype and quick-turn PCBs in North America and focuses on satisfying customer demand for on-time delivery of high-quality PCBs. Advanced Circuits’ management believes the following factors differentiate it from many industry competitors:
•	Numerous Unique Orders Per Day — For the year ended December 31, 2006, Advanced Circuits received an average of over 290 customer orders per day. Due to the large quantity of orders received, Advanced Circuits is able to combine multiple orders in a single panel design prior to production. Through this process, Advanced Circuits is able to reduce the number of costly, labor intensive equipment set-ups required to complete several manufacturing orders. As labor represents the single largest cost of production, management believes this capability gives Advanced Circuits a unique advantage over other industry participants. Advanced Circuits maintains proprietary software to maximize the number of units placed on any one panel design. A single panel set-up typically accommodates 1 to 12 orders. Further, as a “critical mass” of like orders are required to maximize the efficiency of this process, management believes Advanced Circuits is uniquely positioned as a low cost manufacturer of prototype and quick-turn PCBs.

•	Diverse Customer Base — Advanced Circuits possesses a customer base with little industry or customer concentration exposure. During fiscal year ended December 31, 2006, Advanced Circuits did business with over 8,000 customers and added approximately 225 new customers per month. Advanced Circuits’ website receives thousands of hits per day and, each month during 2005, it received approximately 600 requests to establish new web accounts. For the year ended December 31, 2006, no customer represented over 2% of net sales.

•	Highly Responsive Culture and Organization — A key strength of Advanced Circuits is its ability to quickly respond to customer orders and complete the production process. In contrast to many competitors that require a day or more to offer price quotes on prototype or quick-turn production, Advanced Circuits offers its customers quotes within seconds and the ability to place or track orders any time of day. In addition, Advanced Circuits’ production facility operates three shifts per day and is able to ship a customer’s product within 24 hours of receiving its order.

•	Proprietary FreeDFM.com Software — Advanced Circuits offers its customers unique design verification services through its online FreeDFM.com tool. This tool, which was launched in 2002, enables customers to receive a free manufacturability assessment report, within minutes, resolving design problems before customers place their orders. The service is relied upon by many of Advanced Circuits’ customers to reduce design errors and minimize production costs. Beyond improved customer service, FreeDFM.com has the added benefit of improving the efficiency of Advanced Circuits’ engineers, as many routine design problems, which typically require an engineer’s time and attention to identify, are identified and sent back to customers automatically.

•	Established Partner Network — Advanced Circuits has established third party production relationships with PCB manufacturers in North America and Asia. Through these relationships, Advanced Circuits is able to offer its customers a full suite of products including those outside of its core production capabilities. Additionally, these relationships allow Advanced Circuits to outsource orders for volume production and focus internal capacity on higher margin, short lead time, production and quick-turn manufacturing.
Business Strategies
     Advanced Circuits’ management is focused on strategies to increase market share and further improve operating efficiencies. The following is a discussion of these strategies:
•	Increase Portion of Revenue from Prototype and Quick-Turn Production — Advanced Circuits’ management believes it can grow revenues and cash flow by continuing to leverage its core prototype and quick-turn capabilities. Over its history, Advanced Circuits has developed a suite of capabilities that management believes allow it to offer a combination of price and customer service unequaled in the market. Advanced Circuits intends to leverage this factor, as well as its core skill set, to increase net sales derived from higher margin prototype and quick-turn production PCBs. In this respect, marketing and advertising efforts focus on attracting and acquiring customers that are likely to require these premium services. And while production composition may shift, growth in these products and services is not expected to come at the cost of declining sales in volume production PCBs as Advanced Circuits intends to leverage its extensive network of third-party manufacturing partners to continue to meet customers’ demand for these services.

•	Acquire Customers from Local and Regional Competitors — Advanced Circuits’ management believes the majority of its competition for prototype and quick-turn PCB orders comes from smaller scale local and regional PCB manufacturers. As an early mover in the prototype and quick-turn sector of the PCB market, Advanced Circuits has been able to grow faster and achieve greater production efficiencies than many industry participants. Management believes Advanced Circuits can continue to use these advantages to gain market share. Further, Advanced Circuits has begun to enter into prototype and quick-turn manufacturing relationships with several subscale local and regional PCB manufacturers. According to Fabfile online, in 2006 there were over 400 small PCB manufacturers with annual sales of under $10 million. Management believes that while many of these manufacturers maintain strong, longstanding customer relationships, they are unable to produce PCBs with short turn-around times at competitive prices. As a result, Advanced Circuits is beginning to seize upon an opportunity for growth by providing production support to these manufacturers or direct support to the customers of these manufacturers, whereby the manufacturers act more as a broker for the relationship.

•	Remain Committed to Customers and Employees — Over its history, Advanced Circuits has remained focused on providing the highest quality product and service to its customers. Management believes this focus has allowed Advanced Circuits to achieve its outstanding delivery and quality record. Advanced Circuits’ management believes this reputation is a key competitive differentiator and is focused on maintaining and building upon it. Similarly, management believes its committed base of employees is a key differentiating factor. Advanced Circuits currently has a profit sharing program and tri-annual bonuses for all of its employees. Management also occasionally sets additional performance targets for individuals and departments and establishes rewards, such as lunch celebrations or paid vacations, if these goals are met. Management believes that Advanced Circuits’ emphasis on sharing rewards and creating a positive work environment has led to increased loyalty. As a result, Advanced Circuits plans on continuing to focus on similar programs to maintain this competitive advantage.
Research and Development
     Advanced Circuits engages in continual research and development activities in the ordinary course of business to update or strengthen its order processing, production and delivery systems. By engaging in these activities, Advanced Circuits expects to maintain and build upon the competitive strengths from which it benefits currently.

Customers
     Advanced Circuits’ focus on customer service and product quality has resulted in a broad base of customers in a variety of end markets, including industrial, consumer, telecommunications, aerospace/defense, biotechnology and electronics manufacturing. These customers range in size from large, blue-chip manufacturers to small, not-for-profit university engineering departments. For the year ended December 31, 2006, no single customer accounted for more than 2% of net sales. The following table sets forth management’s estimate of Advanced Circuits’ approximate customer breakdown by industry sector for the fiscal year ended December 31, 2006:

2006 Customer
Industry Sector	Distribution
Electrical Equipment and Components	40%
Measuring Instruments	15%
Electronics Manufacturing Services	11%
Engineer Services	5%
Industrial and Commercial Machinery	5%
Business Services	5%
Wholesale Trade-Durable Goods	3%
Educational Institutions	2%
Transportation Equipment	5%
All Other Sectors Combined	9%

Total	100%

     Management estimates that over 70% of all Advanced Circuits’ orders are new, first time designs and approximately 90% of orders are generated from existing customers. Moreover, approximately 65% of Advanced Circuits’ orders are derived from orders delivered within five days.
Sales and Marketing
     Advanced Circuits has established a “consumer products” marketing strategy to both acquire new customers and retain existing customers. Advanced Circuits uses initiatives such as direct mail postcards, web banners, aggressive pricing specials and proactive outbound customer call programs. Advanced Circuits spends approximately 2% of net sales each year on its marketing initiatives and has 20 people dedicated to its marketing and sales efforts. These individuals are organized geographically and each is responsible for a region of North America. The sales team takes a systematic approach to placing sales calls and receiving inquiries and, on average, will place between 200 and 300 outbound sales calls and receive between 160 and 220 inbound phone inquiries per day. Beyond proactive customer acquisition initiatives, management believes a substantial portion of new customers are acquired through referrals from existing customers. Many other customers are acquired over the internet where Advanced Circuits generates approximately 90% of its orders from its website.
     Once a new client is acquired, Advanced Circuits offers an easy to use customer-oriented website and proprietary online design and review tools to ensure high levels of retention. By maintaining contact with its customers to ensure satisfaction with each order, Advanced Circuits has developed strong customer loyalty, as demonstrated by over 90% of its orders being received from existing customers. Included in each customer order is an Advanced Circuits pre-paid “bounce-back” card on which a customer can evaluate Advanced Circuits’ services and send back any comments or recommendations. Each of these cards is read by senior members of management, and Advanced Circuits adjusts its services to respond to the requests of its customer base.
Competition
     There are currently an estimated 460 active domestic PCB manufacturers. Advanced Circuits’ competitors differ amongst its products and services.
     Competitors in the prototype and quick-turn PCBs production industry include generally large companies as well as small domestic manufacturers. The three largest independent domestic prototype and quick-turn PCB manufacturers in North America are DDi Corp., TTM Technologies, Inc. and Merix Corporation. Though each of these companies produces prototype PCBs to varying degrees, in many ways they are not direct competitors with Advanced Circuits. In recent years, each of these firms has primarily focused on producing boards with higher layer counts in response to the offshoring of low and medium layer count technology to Asia. Compared to Advanced Circuits, prototype and quick-turn PCB production accounts for much smaller portions of each of these firm’s revenues. Further, these competitors often have much greater customer concentrations and a greater portion of sales through large electronics manufacturing services intermediaries. Beyond large, public companies, Advanced Circuits’ competitors include numerous small, local and regional manufacturers, often with revenues of under $10 million, that have long-term customer relationships and typically produce both prototype and quick-turn PCBs and production PCBs for small OEMs and EMS companies. The competitive factors in prototype and quick-turn production PCBs are response time, quality, error-free production and customer service. Competitors in the long lead-time production PCBs generally include large companies, including Asian manufacturers, where price is the key competitive factor.
     New market entrants into prototype and quick-turn production PCBs confront substantial barriers including significant investments in equipment, highly skilled workforce with extensive engineering knowledge and compliance with environmental regulations. Beyond these tangible barriers, Advanced Circuits’ management believes that its network of customers, established over the last 17 years, would be very difficult for a competitor to replicate.
Suppliers
     Advanced Circuits’ raw materials inventory is small relative to sales and must be regularly and rapidly replenished. Advanced Circuits uses a just-in-time procurement practice to maintain raw materials inventory at low levels. Additionally, Advanced Circuits has established consignment relationships with several vendors allowing it to pay for raw materials as used. Because it provides primarily lower-volume quick-turn services, this inventory policy does not hamper its ability to complete customer orders. Raw material costs constituted approximately 13.3% of net sales for the fiscal year ended December 31, 2006.
     The primary raw materials that are used in production are core materials, such as copper clad layers of glass and chemical solutions, such as copper and gold for plating operations, photographic film and carbide drill bits. Multiple suppliers and sources exist for all materials. Adequate amounts of all raw materials have been available in the past, and Advanced Circuits’ management believes this will continue in the foreseeable future. Advanced Circuits works closely with its suppliers to incorporate technological advances in the raw materials they purchase. Advanced Circuits does not believe that it has significant exposure to fluctuations in raw material prices. Though Advanced Circuits’ primary raw material, laminates, have recently experienced a significant increase in price, the impact on its cost of sales was minimal as the increase accounted for only 0.5% increase in cost of sales as a percentage of net sales. Further, as price is not the primary factor affecting the purchase decision of many of Advanced Circuits’ customers, management has historically passed along a portion of raw material price increases to its customers.
Intellectual Property
     Advanced Circuits seeks to protect certain proprietary technology by entering into confidentiality and non-disclosure agreements with its employees, consultants and customers, as needed, and generally limits access to and distribution of its proprietary information and processes. Advanced Circuits’ management does not believe that patents are critical to protecting Advanced Circuits’ core intellectual property, but, rather, that its effective and quick execution of fabrication techniques, its website FreeDFM.comTM and its highly skilled workforces’ expertise are the primary factors in maintaining its competitive position.
     Advanced Circuits uses the following brand names: FreeDFM.comTM, 4pcb.comTM, 4PCB.comTM, 33each.comTM, barebonespcb.comTM and Advanced CircuitsTM. These trade names have strong brand equity and are material to Advanced Circuits’ business.
Regulatory Environment
     In light of Advanced Circuits manufacturing operations, its facilities and operations are subject to evolving federal, state and local environmental and occupational health and safety laws and regulations. These include laws and regulations governing air emissions, wastewater discharge and the storage and handling of chemicals and hazardous substances. Advanced Circuits’ management believes that Advanced Circuits is in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations. New requirements, more stringent application of existing requirements, or discovery of previously unknown environmental conditions may result in material environmental expenditures in the future. Advanced Circuits has been recognized three times for exemplary environmental compliance as it was awarded the Denver Metro Wastewater Reclamation District Gold Award for the years 2002, 2003 and 2005.
Employees
     As of December 31, 2006, Advanced Circuits employed approximately 200 persons. Of these employees, there were 22 in sales and marketing, 5 in information technology, 9 in accounting and finance, 30 in engineering, 14 in shipping and maintenance, 115 in production and 5 in management. None of Advanced Circuits’ employees are subject to collective bargaining agreements. Advanced Circuits believes its relationship with its employees is good.

Anodyne
Overview
     Anodyne, headquartered in Los Angeles, California, is a leading manufacturer of medical support surfaces and patient positioning devices used primarily for the prevention and treatment of pressure wounds experienced by patients with limited or no mobility.
     For the full year ended December 31, 2006, Anodyne had net sales of approximately $23.4 million and had operating income of approximately $0.3 million. Since August 1, 2006, the date of our acquisition, Anodyne had revenues of $12.2 million and an operating loss of approximately $0.6 million. Anodyne had total assets of $44.7 million at December 31, 2006. Revenues from Anodyne, since our acquisition, represented approximately 3.0% of our total revenues for the 2006 fiscal year.
History
     Anodyne was initially formed in February 2006 by CGI and Hollywood Capital, Inc., a private investment management firm led by Anodyne’s current Chief Executive Officer, to acquire AMF Support Surfaces, Inc. and SenTech Medical Systems, Inc., located in Corona, CA and Coral Springs, FL, respectively. AMF Support Surfaces was a leading manufacturer of powered and static mattress replacement systems, mattress overlays, seating cushions and patient positioning devices. SenTech Medical Systems was a leading designer and manufacturer of advanced electronically controlled alternating pressure, low air loss and lateral rotation specialty support surfaces for the wound care industry. Prior to its acquisition SenTech had established a premium brand in the less price sensitive therapeutic market while AMF competed in the preventive market.
     On October 5, 2006, Anodyne acquired the patient positioning device business of Anatomic Global, Inc. (which we refer to as Anatomic Concepts, Inc.) for approximately $8.6 million. In addition, acquisition costs totaling $0.5 million were accrued in connection with the purchase transaction. The acquired operations were merged into Anodyne’s operations.
Industry
     The medical support surfaces industry is fragmented in nature. Management estimates the market is comprised of approximately 70 small participants who design and manufacture products for preventing and treating decubitus ulcers. Decubitus ulcers, or pressure ulcers, are formed on immobile medical patients through continued pressure on one area of skin. Manufacturers of medical support surfaces typically sell to one of several large medical distribution companies who rent or sell the products to hospitals, long term care facilities, and home health care organizations.
     Decubitus ulcers are caused by the placement of continuous pressure on some point of skin for a prolonged period of time. Immobility caused by injury, old age, chronic illness or obesity are the main causes for the development of pressure ulcers. In these cases, the person lying in the same position for a long period of time puts pressure on a small portion of the body surface. This pressure, if continued for sustained period, can close blood capillaries that provide oxygen and nutrition to the skin. Over a period of time, these cells deprived of oxygen begin to break down and form sores. Contributing factors to the development of pressure ulcers are sheer, or pull on the skin due to the underlying fabric, and moisture, which increases propensity to breakdown.
     The U.S. market for specialty beds and medical support surfaces market was estimated to be $1.6 billion in 2005 and was forecast to reach $2.9 billion by 2012 (Frost and Sullivan). Management believes the medical support surfaces industry will continue to grow due to several favorable demographic and industry trends including the increasing incidence of obesity in the United States, increasing life expectancies, and an increasing emphasis on prevention of pressure ulcers by hospitals and long term care facilities.
     According to the Centers for Disease Control and Prevention, between the years 1980 and 2000, obesity rates more than doubled among adults in the United States. Studies have shown that this increase in obesity has been a key factor in rising medical costs over the last 15 years. According to one study done at Emory University, increases in obesity rates have accounted for 27% of the increase in health care spending between 1987 and 2001. As an individual’s weight increases, so to does the probability that the individual will become immobile and, according to studies performed at the University of North Carolina, greater than 40% of obese adults aged 54 to 73 were at least partially immobile. As individuals become less mobile, they are more likely to require either preventative mattresses to better disperse weight and reduce pressure areas or therapeutic mattresses to shift weight and pressure. Similar to how obesity increases the occurrence of immobility, so too does an aging society. As life expectancy expands in the US due to improved health care and nutrition, so too does the probability that an individual will be immobile for a portion of their lives. In addition, as individuals age skin becomes more susceptible to breakdown increasing the likelihood of developing pressure ulcers.

     Beyond favorable demographic trends, Anodyne’s managements believes hospitals are placing an increased emphasis on the prevention of pressure ulcers. Frost and Sullivan estimates that approximately 1 million pressure ulcers occur annually in the United States generating an estimated $1.3 billion in annual costs to hospitals alone. According to Medicare reimbursement guidelines, pressure ulcers are eligible for reimbursement by third party payers only when they are diagnosed upon hospital admission. Additionally, third party payers only provide reimbursement for preventative mattresses under limited circumstances. The end result is that if an at risk patient develops pressure ulcers while at the hospital; the hospital is required to bear the cost of healing. As a result of increasing litigation and the high cost of healing pressures ulcers, hospitals are now focusing on using pressure relief equipment to reduce the incidence of hospital acquired pressure ulcers.
Products and Services
     Specialty beds, mattress replacements and overlays are the primary products currently available for pressure relief and pressure reduction to treat and prevent decubitus ulcers. The market for specialty beds and support surfaces include the acute care centers, long-term care centers, nursing home centers and home healthcare centers. Medical support surfaces are designed to have preventative and/or therapeutic uses. Four basic product categories are:
Alternating pressure mattress replacements: Mattresses which can be used for therapy or prevention and are typically manufactured using air cylinders or a combination of air cylinders and foam. Systems are designed to inflate every other cylinder while contiguous cylinders deflate in an alternating pattern. The alternating inflation and deflation prevents sustained pressure on an area of skin by shifting pressure from one area to another. Typically a control unit is included in an alternating pressure system that provides automatic changes in the distribution of air pressure. While today this segment represents a small portion of the overall market for medical support surfaces, Anodyne’s management expects it to grow rapidly, due to the superior therapeutic and preventative benefits of alternating pressure and increased focus on the prevention and treatment of bed sores. Anodyne produces a range of alternating pressure mattress replacements.
Low air loss mattress replacements: Mattresses that allow air to flow from the mattress and adjust support according to the patients’ weight and position. Low air loss systems may provide additional features such as controlled air leakage, which reduces skin moisture levels, and lateral rotation which can aid in patient turning and reduces risks associated with fluid building up in a patient’s lungs. Anodyne currently produces low air loss mattress systems which management believes provides the only low air loss product on the market that gets air to the patient’s skin directly through a patented process.
Static mattress replacement systems: Consists of mattresses which have no powered elements. Their support material can be composed of foam, air, water, gel or a combination of the two. In the case of water or gel materials, they are held in place with containment bladders. Static mattress replacement systems distribute a patient’s body weight to lessen forces on pressure points. These products currently comprise the majority of support surfaces. Currently Anodyne manufactures a range of foam based static mattress systems.
Mattress overlays and positioning devices: These products are gel based, foam based or air filled surfaces which help to position patients and prevent the development of bed sores through reducing heat, sheer and moisture. Overlays reduce the incidence of bed sores by providing air to the patient’s skin and dispersion pressure through the use of foams and gels. Positioning devices are used to position patients for procedures as well as to minimize the likelihood of developing a pressure ulcer during those procedures. Anodyne offers a range of foam based mattress overlay and positioning devices.
Competition
     The competition in the medical support surfaces market is based on product performance, price and durability. Other factors may include the technological ability of a manufacturer to customize their product offering to meet the needs of large distributors. Anodyne competes with over 70 manufacturers of varying sizes who then sell predominantly through distributors to the acute care, long term care and home health care markets. Specific competitors include Gaymar Industries, Inc., Span America and WCW, Inc. and other smaller competitors. Anodyne differentiates itself from these competitors based on the quality of the products it manufacturers as well as its ability to produce a full line of foam and air mattresses and positioning devices. While many manufacturers specialize in the production of a single type of support surface, as skills required to develop and manufacture products vary by materials used, Anodyne is able to offer its customers a full spectrum of support surfaces. In addition, Anodyne’s management believes that its multiple locations provides it with a competitive advantage due to its ability to offer standard products nationwide.

Business Strategies
     Anodyne’s management is focused on strategies to grow revenues, improve operating efficiency and to improve gross margins. Of particular note, Anodyne has completed three acquisitions since its inception and believes that numerous benefits to consolidation exist within the support surfaces industry. The following is a discussion of these strategies:
•	Offer customers high quality, consistent product, on a national basis — Products produced by Anodyne and its competitors are typically bulky in nature and may not be conducive to shipping. Management believes that many of its competitors do not have the scale or resources required to produce support surfaces for national distributors and believes that customers value manufacturers with the scale and sophistication required to meet these needs.

•	Leverage scale to provide industry leading research and development — Medical support surfaces are becoming increasingly advanced in nature. Anodyne’s management believes that many smaller competitors to do not have the resources required to effectively meet the changing needs of their customers and believes that increased scale acquired though acquisitions will allow it to better serve its customers through industry leading research and development.

•	Pursue cost savings through scale purchasing and operational improvements — As many of the products used to manufacture medical support surfaces are standard in nature management believes that increased scale achieved through acquisitions will allow it to benefit from lower cost of materials and therefore lower cost of sales. In addition, management believes that there are opportunities to improve the operations of smaller acquired entities and in turn benefit from production efficiencies.
Research and Development
     Anodyne develops products both independently and in partnership with large distribution intermediaries. Initial steps of product development are typically made independently. Larger distribution market participants will typically require further product development to ensure mattress systems have the desired properties while smaller distributors will tend to buy more standardized products. Anodyne has seven dedicated professionals, including individuals focused on process engineering, design engineering, and electrical engineering, working on the development of the company’s next generation of support surfaces.
Customers
     Support surfaces are primarily sold through distributors to acute care (hospitals) facilities, long term care facilities and home health care organizations. The acute care distribution market for support surfaces is dominated by large suppliers such as Stryker Corporation, Hillenbrand Industries Inc. and Kinetic Concepts, Inc. Beyond national distribution intermediaries there are numerous smaller local distributors who will purchase more standardized support surfaces from Anodyne as quantities ordered may not be adequate to justify further development and customization.
Suppliers
     Anodyne’s two primary raw materials used are polyurethane foam and fabric (primarily nylon fabric). Among Anodyne’s largest suppliers are Foamex International, Inc. and Future Foam, Inc. Anodyne uses multiple suppliers for foam and fabric and believes that these raw materials are in adequate supply and are available from many suppliers at competitive prices.
Intellectual Property
     Many of Anodyne’s products are patent protected in the United States. Anodyne has five patents issued, filed from 1996 to 2005, and has two filed and pending patents.
Regulatory Environment
     The Federal Food, Drug and Cosmetic Act, and regulations issued or proposed thereunder, provide for regulation by the Food and Drug Administration of the marketing, manufacture, labeling, packaging and distribution of medial devices, including Anodyne’s products. These regulations require, among other things that medical device manufacturers register with the FDA list devices manufactured by them, and file various inspections by regulatory authorities and must comply with good manufacturing practices as required by the FDA and state regulatory authorities. Anodyne’s management believes that the company is in substantial compliance with applicable regulations and does not anticipate having to make any material expenditures as a result of FDA or other regulatory requirements.

Legal Proceedings
     Anodyne is, from time to time, involved in litigation and the subject of various claims and complaints arising in the ordinary course of business. In the opinion of Anodyne’s management of the ultimate disposition of these matters will not have a material adverse effect on Anodyne’s business.
Employees
     As of December 31, 2006, Anodyne employed 128 persons in all its locations. In addition, there were 174 leased employees consisting primarily of production employees.
CBS Personnel
Overview
     CBS Personnel, headquartered in Cincinnati, Ohio, is a provider of temporary staffing services in the United States. CBS Personnel also provides its clients with other complementary human resource service offerings such as employee leasing services, permanent staffing and temporary-to-permanent placement services. Currently, CBS Personnel operates 144 branch locations in various cities in 18 states. CBS Personnel and its subsidiaries have been associated with quality service in their markets for more than 30 years.
     CBS Personnel serves over 4,000 corporate and small business clients and on an average week places over 24,000 temporary employees in a broad range of industries, including manufacturing, transportation, retail, distribution, warehousing, automotive supply, construction, industrial, healthcare and financial sectors. We believe the quality of CBS Personnel’s branch operations and its strong sales force provide CBS Personnel with a competitive advantage over other placement services. CBS Personnel’s senior management, collectively, has approximately 50 years of experience in the human resource outsourcing industry and other closely related industries.
     For the fiscal year ended December 31, 2006 and the fiscal year ended December 31, 2005, temporary staffing generated approximately 97.2% and 97.1% of CBS Personnel’s revenues, respectively, while the employee leasing and temporary-to-permanent staffing and permanent placement accounted for the remaining revenues. For the years ended December 31, 2006 and December 31, 2005, CBS Personnel had revenues of approximately $551.1 million and $543.0 million, respectively.
     Since May 16, 2006, the date of our acquisition, CBS Personnel had revenues of $352.4 million and operating income of $17.1 million. CBS Personnel had total assets of $149.1 million at December 31, 2006. Revenues from CBS Personnel represented 85.8% of our total revenues for the 2006 fiscal year.
History of CBS Personnel
     In August 1999, CGI acquired Columbia Staffing through a newly formed holding company. Columbia Staffing is a provider of light industrial, clerical, medical, and technical personnel to clients throughout the southeast. In October 2000, CGI acquired through the same holding company CBS Personnel Services, Inc., a Cincinnati-based provider of human resources outsourcing. CBS Personnel Services, Inc. began operations in 1971 and is a provider of temporary staffing services in Ohio, Kentucky and Indiana, with a particularly strong presence in the metropolitan markets of Cincinnati, Dayton, Columbus, Lexington, Louisville, and Indianapolis. The name of the holding company that made these acquisitions was later changed to CBS Personnel Holdings, Inc.
     In 2004, CBS Personnel expanded geographically through the acquisition of Venturi Staffing Partners (“VSP”), formerly a wholly owned subsidiary of Venturi Partners. VSP is a provider of temporary staffing, temp-to-hire and permanent placement services operating through branch offices located primarily in economically diverse metropolitan markets including Boston, New York, Atlanta, Charlotte, Houston and Dallas, as well as both Southern and Northern California.
     Approximately 60% of VSP’s temporary staffing revenue related to the clerical staffing, 24% related to light industrial staffing and the remaining 16% related to niche/other. Based on its geographic presence, VSP was a complementary acquisition for CBS Personnel as their combined operations did not overlap and the merger created a more national presence for CBS Personnel. In addition, the acquisition helped diversify CBS Personnel’s revenue base to be more balanced between the clerical and light industrial staffing, representing approximately 40% and 46%, respectively, of the business post-acquisition.

     In November 2006, CBS Personnel acquired substantially all of the assets of Strategic Edge Solutions (“SES”). This acquisition gave CBS Personnel a presence in the Baltimore, MD area while significantly increasing its presence in the Chicago, IL area. SES derives the majority of its revenues from the light industrial market.
Industry
     According to Staffing Industry Analysts, Inc., the staffing industry generated approximately $120 billion in revenues in 2005. The staffing industry is comprised of four product lines: (i) temporary staffing; (ii) employee leasing; (iii) permanent placement; and (iv) outplacement, representing approximately 75.0%, 9.0%, 15.0% and 1% of the market, respectively. The temporary staffing business grew by 9.7% in 2005 according to Staffing Industry Analysts, Inc. Over 95% of CBS Personnel’s revenues are generated in temporary staffing.
     CBS Personnel competes in both the light industrial and clerical categories of the temporary staffing product line. The light industrial category is comprised of providers of unskilled and semi-skilled workers to clients in manufacturing, distribution, logistics and other similar industries. The clerical category is comprised of providers of administrative personnel, data entry professionals, call center employees, receptionists, clerks and similar employees.
     According to the U.S. Bureau of Labor Statistics, or BLS, more jobs were created in professional and business services (which includes staffing) than in any other industry between 1992 and 2002. Further, BLS has projected that the professional and business services sector is expected to be the second fastest growing sector of the economy between 2002 and 2012. Companies today are operating in a more global and competitive environment, which requires them to respond quickly to fluctuating demand for their products and services. As a result, companies seek greater workforce flexibility translating to an increasing demand for temporary staffing services. We believe this growing demand for temporary staffing should remain consistent in the near future as temporary staffing becomes an integral component of corporate human capital strategy.
Services
     CBS Personnel provides temporary staffing services tailored to meet each client’s unique staffing requirements. CBS Personnel maintains a strong reputation in its markets for providing complete staffing services that includes both high quality candidates and superior client service. CBS Personnel’s management believes it is one of only a few staffing services companies in each of its markets that is capable of fulfilling the staffing requirements of both small, local clients and larger, regional or national accounts. To position itself as a key provider of human resources to its clients, CBS Personnel has developed an approach to service that focuses on:
•	providing excellent service to existing clients in a consistent and efficient manner;

•	attempting to sell additional service offerings to existing clients to increase revenue per client;

•	marketing services to prospective clients to expand the client base; and

•	providing incentives to employees through well-balanced incentive and bonus plans to encourage increased sales per client and the establishment of new client relationships.
     CBS Personnel offers its clients a broad range of staffing services including the following:
•	temporary staffing services in categories such as light industrial, clerical, healthcare, construction, transportation, professional and technical staffing;

•	employee leasing and related administrative services; and

•	temporary-to-permanent and permanent placement services.
Temporary Staffing Services
     CBS Personnel endeavors to understand and address the individual staffing needs of its clients and has the ability to serve a wide variety of clients, from small companies with specific personnel needs to large companies with extensive and varied requirements. CBS Personnel devotes significant resources to the development of customized programs designed to fulfill the client’s need for certain services with quality personnel in a prompt and efficient manner. CBS Personnel’s primary temporary staffing categories are described below.

•	Light Industrial — A substantial portion of CBS Personnel’s temporary staffing revenues are derived from the placement of low-to mid-skilled temporary workers in the light industrial category, which comprises primarily the distribution (“pick-and-pack”) and light manufacturing (such as assembly-line work in factories) sectors of the economy. Approximately 50% of CBS Personnel’s temporary staffing revenues were derived from light industrial for the fiscal year ended December 31, 2006.

•	Clerical — CBS Personnel provides clerical workers that have been screened, reference-checked and tested for computer ability, typing speed, word processing and data entry capabilities. Clerical workers are often employed at client call centers and corporate offices. Approximately 37% of CBS Personnel’s temporary staffing revenues were derived from clerical for the fiscal year ended December 31, 2006.

•	Technical — CBS Personnel provides placement candidates in a variety of skilled technical capacities, including plant managers, engineering management, operations managers, designers, draftsmen, engineers, materials management, line supervisors, electronic assemblers, laboratory assistants and quality control personnel. Approximately 4% of CBS Personnel’s temporary staffing revenues were derived from technical for the fiscal year ended December 31, 2006.

•	Healthcare — Through its expert placement agents in its Columbia Healthcare division, CBS Personnel provides trained candidates in the following healthcare categories: medical office personnel, medical technicians, rehabilitation professionals, management and administrative personnel and radiology technicians, among others. Approximately 2% of CBS Personnel’s temporary staffing revenues were derived from healthcare for the fiscal year ended December 31, 2006.

•	Niche/Other — In addition to the light industrial, clerical, healthcare and technical categories, CBS Personnel also provides certain niche staffing services, placing candidates in the skilled industrial, construction and transportation sectors, among others. CBS Personnel’s wide array of niche service offerings allows it to meet a broad range of client needs. Moreover, these niche services typically generate higher margins for CBS Personnel. Approximately 7% of CBS Personnel’s temporary staffing revenues were derived from niche/other for the fiscal year ended December 31, 2006.
     As part of its service offerings, CBS Personnel provides an on-site program to clients employing, generally, 50 to 75, or more of its temporary employees. The on-site program manager works full-time at the client’s location to help manage the client’s temporary staffing and related human resources needs and provides detailed administrative support and reporting systems, which reduce the client’s workload and costs while allowing its management to focus on increasing productivity and revenues. CBS Personnel’s management believes this on-site program offering creates strong relationships with its clients by providing consistency and quality in the management of clients’ human resources and administrative functions. In addition, through its on-site program, CBS Personnel often gains visibility into the demand for temporary staffing services in new markets, which has helped management identify possible areas for geographic expansion.
Employee Leasing Services
     Through the employee leasing and administrative service offerings of its Employee Management Services, or EMS, division, CBS Personnel provides administrative services, handling the client’s payroll, risk management, unemployment services, human resources support and employee benefit programs. This results in reduced administrative requirements for employers and, most importantly, by having EMS take over the non-productive administrative burdens of an organization, affords clients the ability to focus on their core businesses.
Temporary-to-Permanent and Permanent Staffing Services
     Complementary to its temporary staffing and employee leasing services, CBS Personnel offers temporary-to-permanent and permanent placement services, often as a result of requests made through its temporary staffing activities. In addition, temporary workers will sometimes be hired on a permanent basis by the clients to whom they are assigned. CBS Personnel earns fees for permanent placements, in addition to the revenues generated from providing these workers on a temporary basis before they are hired as permanent employees.
Competitive Strengths
     CBS Personnel has established itself as strong and dependable providers of staffing and other resource services by responding to its customers’ staffing needs in a timely and cost effective manner. A key to CBS Personnel’s success has been its long history as well as the number of offices it operates in each of its markets. This strategy has allowed CBS Personnel to build a premium reputation in each of its markets and has resulted in the following competitive strengths:

•	Large Employee Database/Customer List — Over the course of its history, CBS Personnel’s management believes CBS Personnel has built a significant presence in most of its markets in terms of both clients and employees. CBS Personnel is successful in recruiting additional employees because of its reputation as having numerous job openings with a wide variety of clients. CBS Personnel attracts clients through its reputation as having a large database of reliable employees with a wide ranging skill set. CBS Personnel’s employee database and client list have been built over a number of years in each of its markets and serve as a major competitive strength in most of its markets.

•	Higher Operating Margins — By establishing multiple offices in the majority of the markets in which it operates, CBS Personnel is able to better leverage its selling, general and administrative expenses at the regional and field level and create higher operating income margins than its less dense competitors.

•	Scalable Business Model — By having multiple office locations in each of its markets, CBS Personnel is able to quickly scale its business model in both good and bad economic environments. For example, in 2001 and 2002 during the economic downturn, CBS Personnel was able to close offices and reduce overhead expenses while shifting business to adjacent offices. For competitors with only one office per market, closing an office requires abandoning the clients and employees in that market. During 2001 and 2002, CBS Personnel was able to reduce its overhead costs by approximately 13% while maintaining its presence in each of its markets and retaining its clients and employees.

•	Marketing Synergies — By having a number of offices in the majority of its markets, CBS Personnel allocates additional resources to marketing and selling and amortizes those costs over a larger office network. For example, while many of its competitors use selling branch managers who split time between operations and sales, CBS Personnel uses outside sales reps that are exclusively focused on bringing in new sales.
Business Strategies
     CBS Personnel’s business strategy is to (i) leverage its position in its existing markets, (ii) build a presence in contiguous markets, and (iii) pursue and selectively acquire other staffing resource providers.
•	Invest in its Existing Markets — In many of its existing markets, CBS Personnel has multiple branch locations. CBS Personnel plans on continuing to invest in these existing markets through the opening of additional branch locations and the hiring of additional sales and operations employees. In addition, CBS personnel is offering complimentary human resource services to its existing clients such as full time recruiting, consulting, and administrative outsourcing. CBS Personnel has implemented an incentive plan that highly rewards its employees for selling services beyond its traditional temporary staffing services.

•	Build a Presence in Contiguous Markets — CBS Personnel plans on opening new branch locations in markets contiguous to those in which it operates. CBS Personnel believes that the cost and time required to establish profitable branch locations is minimized through expansion into contiguous markets as costs associated with advertising and administrative overhead are reduced due to proximity.

•	Pursue Selective Acquisitions — CBS Personnel views acquisitions, such as the SES acquisition in November 2006, as an attractive means to enter into a new geographical market. In some cases CBS Personnel will consider making acquisitions within its existing markets to increase its market share.
Clients
     CBS Personnel serves over 4,000 clients in a broad range of industries, including manufacturing, technical, transportation, retail, distribution, warehousing, automotive supply, construction, industrial, healthcare services and financial. These clients range in size from small, local firms to large, regional or national corporations. One of CBS Personnel’s largest client is Chevron Corporation, which accounted for 6% of revenues for the year ended December 31, 2006. None of CBS Personnel’s other clients individually accounted for more than 5% of its revenues for the year ended December 31, 2006. CBS Personnel’s client assignments can vary from a period of a few days to long-term, annual or multi-year contracts. We believe CBS Personnel has a strong relationship with its clients.
Sales, Marketing and Recruiting Efforts
     CBS Personnel’s marketing efforts are principally focused on branch-level development of local business relationships. Local salespeople are incentivized to recruit new clients and increase usage by existing clients through their compensation programs, as well as through numerous contests and competitions. Regional or Company-based specialists are utilized to assist local salespeople in closing potentially large accounts, particularly where they may involve an on-site presence by CBS Personnel. On a regional and national level, efforts are made to expand and align its services to fulfill the needs of clients with multiple locations, which may also include using on-site CBS Personnel professionals and the opening of additional offices to better serve a client’s broader geographic needs.
     In terms of recruitment of qualified employees, CBS Personnel utilizes a variety of methods to recruit its work force including, among others, rewarding existing employees for qualifying referrals, newspaper and other media advertising, internet sourcing, marketing brochures distributed at colleges and vocational schools and community or education-based job fairs. CBS Personnel actively recruits in each community in which it operates, through educational institutions, evening and weekend interviewing and open houses. At the corporate level, CBS Personnel maintains an in-house web-based job posting and resume process which allows distribution of job descriptions to over 3,000 national and local online job boards. Individuals may also submit a resume through CBS Personnel’s website.
     Following a prospective employee’s identification, CBS Personnel systematically evaluates each candidate prior to placement. The employee application process includes an interview, skills assessment test, education verification and reference verification, and may include drug screening and background checks depending upon customer requirements.
Competition
     The temporary staffing industry is highly fragmented and, according to the U.S. Census Bureau in 2002, was comprised of approximately 11,500 service providers, the vast majority of which generate less than $10 million in annual revenues. Staffing services firms with more than 10 establishments account for only 1.6% of the total number of service providers, or 187 companies, but generate 49.3% of revenues in the temporary staffing industry. The largest publicly owned companies specializing in temporary staffing services are Adecco, SA, Vedior NV, Randstad Holdings NV, and Kelly Services Inc. The employee leasing industry consists of approximately 4,200 service providers. Our largest national competitors in employee leasing include Administaff, Inc., Gevity HR, and the employee leasing divisions of large business service companies such as Automatic Data Processing, Inc., and Paychex, Inc.
     CBS Personnel competes with both large national and small, local staffing companies in its markets for clients. Competition in the temporary staffing industry revolves around quality of service, reputation and price. Notwithstanding this level of competition, CBS Personnel’s management believes CBS Personnel benefits from a number of competitive advantages, including:
•	multiple offices in its core markets;

•	long-standing relationships with its clients;

•	a large database of qualified temporary workers which enables CBS Personnel to fill orders rapidly;

•	well-recognized brands and leadership positions in its core markets; and

•	a reputation for treating employees well and offering competitive benefits.
     Numerous competitors, both large and small, have exited or significantly reduced their presence in many of CBS Personnel’s markets. CBS Personnel’s management believes that this trend has resulted from the increasing importance of scale, client demands for broader services and reduced costs, and the difficulty that the strong positions of market leaders, such as CBS Personnel, present for competitors attempting to grow their client base.
     CBS Personnel also competes for qualified employee candidates in each of the markets in which it operates. Management believes that CBS Personnel’s scale and concentration in each of its markets provides it with recruiting advantages. Key among the factors affecting a candidate’s choice of employers is the likelihood of reassignment following the completion of an initial engagement. CBS Personnel typically has numerous clients with significantly different hiring patterns in each of its markets, increasing the likelihood that it can reassign individual employees and limit the amount of time an employee is in transition. As employee referrals are a key component of its recruiting efforts, management believes local market share is also key to its ability to identify qualified candidates.
Tradenames
     CBS Personnel uses the following tradenames: CBS Personnel TM, CBS Personnel Services TM, Columbia Staffing TM, Columbia Healthcare Services TM, and Venturi Staffing Partners. We believe these trade names have strong brand equity in their markets and have significant value to CBS Personnel’s business.

Facilities
     CBS Personnel, headquartered in Cincinnati, Ohio, currently provides staffing services through all 144 of its branch offices located in 18 states. The following table shows the number of branch offices located in each state in which CBS Personnel operates and the employee hours billed by those branch offices for the fiscal year ended December 31, 2006.

	Number of	Employee Hours
State	Branch Offices	Billed
		(in thousands)
Ohio	26	10,053
California	20	3,917
Kentucky	14	4,352
Texas	14	5,207
Illinois	11	1,144
South Carolina	10	2,166
North Carolina	8	2,050
Indiana	7	1,781
Maryland	7	105
Pennsylvania	7	926
Massachusetts	5	328
Georgia	4	383
Virginia	3	1,307
Alabama	2	541
New Jersey	2	96
New York	2	589
Tennessee	1	18
Washington	1	72
     All of the above branch offices, along with CBS Personnel’s principal executive offices in Cincinnati, Ohio, are leased. Lease terms are typically three to five years. CBS Personnel does not anticipate any difficulty in renewing these leases or in finding alternative sites in the ordinary course of business.
Regulatory Environment
     In the United States, temporary employment services firms are considered the legal employers of their temporary workers. Therefore, state and federal laws regulating the employer/employee relationship, such as tax withholding and reporting, social security and retirement, equal employment opportunity and Title VII Civil Rights laws and workers’ compensation, including those governing self-insured employers under the workers’ compensation systems in various states, govern CBS Personnel’s operations. By entering into a co-employer relationship with employees who are assigned to work at client locations, CBS Personnel assumes certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as professional employer, temporary employment, and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. In addition, the definition of “employer” under these laws is not uniform.
     Although compliance with these requirements imposes some additional financial risk on CBS Personnel, particularly with respect to those clients who breach their payment obligation to CBS Personnel, such compliance has not had a material adverse impact on CBS Personnel’s business to date. CBS Personnel believes that its operations are in compliance in all material respects with applicable federal and state laws.
Workers’ Compensation Program
     As the employer of record, CBS Personnel is responsible for complying with applicable statutory requirements for workers’ compensation coverage. State law (and for certain types of employees, federal law) generally mandates that an employer reimburse its employees for the costs of medical care and other specified benefits for injuries or illnesses, including catastrophic injuries and fatalities, incurred in the course and scope of employment. The benefits payable for various categories of claims are determined by state regulation and vary with the severity and nature of the injury or illness and other specified factors. In return for this guaranteed protection, workers’ compensation is considered the exclusive remedy and employees are generally precluded from seeking other damages from their employer for workplace injuries. Most states require employers to maintain workers’ compensation insurance or otherwise demonstrate financial responsibility to meet workers’ compensation obligations to employees.
     In many states, employers who meet certain financial and other requirements may be permitted to self-insure. CBS Personnel self-insures its workers’ compensation exposure for a portion of its employees. Regulations governing self-insured employers in each jurisdiction typically require the employer to maintain surety deposits of government securities, letters of credit or other financial instruments to support workers’ compensation claims in the event the employer is unable to pay for such claims.
     As a self-insured employer, CBS Personnel’s workers’ compensation expense is tied directly to the incidence and severity of workplace injuries to its employees. CBS Personnel seeks to contain its workers’ compensation costs through an aggressive approach to claims management, including assigning injured workers, whenever possible, to short-term assignments which accommodate the workers’ physical limitations, performing a thorough and prompt on-site investigation of claims filed by employees, working with physicians to encourage efficient medical management of cases, denying questionable claims and attempting to negotiate early settlements to mitigate contingent and future costs and liabilities. Higher costs for each occurrence, either due to increased medical costs or duration of time, may result in higher workers’ compensation costs to CBS Personnel with a corresponding material adverse effect on its financial condition, business and results of operations.
Employees
     As of December 31, 2006, CBS Personnel employed approximately 99 individuals in it its corporate staff and approximately 778 staff members in its branch locations. During the year ended December 31, 2006, CBS Personnel employed over 24,000 temporary personnel on engagements of varying durations at any one point in time.
     Temporary employees placed by CBS Personnel are generally CBS Personnel’s employees while they are working on assignments. As the employer of its temporary employees, CBS Personnel maintains responsibility for applicable payroll taxes and the administration of the employee’s share of such taxes.
     CBS Personnel’s staffing services employees are not under its direct control while working at a client’s business. CBS Personnel has not experienced any significant liability due to claims arising out of negligent acts or misconduct by its staffing services employees. The possibility exists, however, of claims being asserted against CBS Personnel, which may exceed its liability insurance coverage, with a resulting material adverse effect on its financial condition, business and results of operations.
Silvue
Overview
     Silvue, headquartered in Anaheim, California, is a developer and producer of proprietary, high performance liquid coating systems used in the high-end eyewear, aerospace, automotive and industrial markets. Silvue’s coating systems can be applied to a wide variety of materials, including plastics, such as polycarbonate and acrylic, glass, metals and other substrate surfaces. Silvue’s coating systems impart properties, such as abrasion resistance, improved durability, chemical resistance, ultraviolet, or UV protection, anti-fog and impact resistance, to the materials to which they are applied. Due to the fragile and sensitive nature of many of today’s manufacturing materials, particularly polycarbonate, acrylic and PET-plastics, these properties are essential for manufacturers seeking to significantly enhance product performance, durability or particular features.
     Silvue owns eight patents relating to its coating systems and maintains a primary or exclusive supply relationship with many of the significant eyewear manufacturers in the world, as well as numerous manufacturers in other consumer industries. Silvue has sales and distribution operations in the United States, Europe and Asia and has manufacturing operations in the United States and Asia. Silvue’s coating systems are marketed under the name SDC TechnologiesTM and the brand names Silvue®, CrystalCoat®, StatuxTM and ResinreleaseTM. Silvue has also trademarked its marketing phrase “high performance chemistryTM”. Silvue’s senior management, collectively, has approximately 80 years of experience in the global hardcoatings and closely related industries.
     For the fiscal years ended December 31, 2006 and December 31, 2005, Silvue had net sales of approximately $24.1 million and $21.5 million, respectively. Since May 16, 2006, the date of our acquisition, Silvue had revenues of $15.7 and operating income of $4.7 million. Silvue had total assets of $29.2 million at December 31, 2006. Revenues from Silvue represented 3.8% of our total revenues for the 2006 fiscal year.

History of Silvue
     Silvue was founded in 1986 as a joint venture between Swedlow, Inc. (acquired by Pilkington, plc in 1986), a manufacturer of commercial and military aircraft transparencies and aerospace components, and Dow Corning Corporation to commercialize existing hardcoating technologies that were not core technologies to the business of either company. In December 1988, Silvue entered into a 50%-owned joint venture with Nippon Sheet Glass Co., LTD., located in Chiba, Japan, to create Nippon ARC to develop and provide coatings systems for the ophthalmic, sunglass, safety eyewear and transportation industries in Asia.
     In 1996, Silvue completed development work on its Ultra-Coat platform, which was a new type of hardcoating that, while leveraging core technologies developed in 1986, offered considerable performance advancements over systems that were then available in the marketplace. The first patent establishing the Ultra-Coat platform was filed in April 1997, and additional patents were filed building upon the Ultra-Coat platform in 1998, 1999, 2000, 2001 and 2003.
     A subsidiary of CGI acquired a majority interest in Silvue in September 2004 through an investment of preferred and common stock. On April 1, 2005, Silvue acquired the remaining 50% interest in Nippon ARC for approximately $3.6 million. The acquisition of Nippon ARC provides Silvue with a presence in Asia and the opportunity to further penetrate growing Asian markets, particularly in China.
Industry
     Silvue operates in the global hardcoatings industry in which manufacturers produce high performance liquid coatings to impart certain properties to the products of other manufacturers. Silvue’s management estimates that the global market for addressable vision eyewear coating market generates approximately $61 million in annual revenues and is highly fragmented among various manufacturers. Silvue’s management believes that the hardcoatings industry will continue to experience growth as the use of existing materials requiring hardcoatings to enhance durability and performance continues to grow, new materials requiring hardcoatings are developed and new uses of hardcoatings are discovered. Silvue’s management also expects additional growth in the industry as manufacturers continue to outsource the development and application of hardcoatings used on their products. The end-product markets served by hardcoatings primarily include the vision, fashion, safety and sports eyewear, medical products, automotive and transportation window glazing, plastic films, electronic devices, fiberboard manufacturing and metal markets.
     While possessing key properties that make them useful in a range of applications, the surfaces of many substrates, including, in particular, uncoated polycarbonate plastic, are relatively susceptible to certain types of damage, such as scratches and abrasions. In addition, these materials cannot be manufactured in the first instance to satisfy specified performance requirements, such as tintability and refractive index matching properties. As a result, polysiloxan-based hardcoating systems, including Silvue’s, were developed specifically to overcome these problems. Once applied, the hardcoat gives the underlying substrate a tough, damage-resistant surface and other durable properties, such as improved resistance to the effects of scratches, chemicals, such as solvents, gasoline and oils, and indoor and outdoor elements, such as UV radiation and humidity. Other hardcoats can provide certain performance enhancing characteristics, such as anti-fogging, anti-static and “non-stick” (or surface release) properties.
     Today, coating systems are used principally in applications relating to soft, easily damaged polycarbonate plastics. Polycarbonate plastic is a lightweight, high-performance plastic found in commonly used items such as eyeglasses and sunglasses, automobiles, interior and exterior lighting, cell phones, computers and other business equipment, sporting goods, consumer electronics, household appliances, CDs, DVDs, food storage containers and bottles. This tough, durable, shatter- and heat-resistant material is commonly used for a myriad of applications and is found in thousands of every day products, as well as specialized and custom-made products.
     Beyond polycarbonate plastic applications, hardcoatings can be used with respect to numerous other materials. For example, recent growth has been seen in sales to manufacturers of aluminum wheels, as these coatings have been shown to reduce the effects of normal wear and tear and significantly improve durability and overall appearance. In addition, manufacturers have begun to increase the use of hardcoatings in their manufacturing processes where “non-stick” surfaces are crucial to production efficiencies and improved product quality.
Products
     A “hardcoating” is a liquid coating that upon settling during application and curing, imparts the desired performance properties on certain materials. The exact composition of the hardcoating is dependent on the material to which it will be applied and the properties that are sought. Silvue’s coating systems typically require either a thermal or an ultraviolet cure process, depending on the substrate being coated. Generally, both curing processes impart the desired performance properties. However, thermal cure systems typically result in better scratch and abrasion resistance and long-term environmental durability.

     Silvue produces and develops high-performance coating systems designed to enhance a product’s damage-resistance or performance properties. Silvue has developed the following standard product systems that are available to its customers:
•	Silvue and CrystalCoat — these products are either non-tintable or tintable and impart index matching and anti-fogging properties;

•	Statux — this product imparts anti-static properties; and

•	Resinrelease — this product imparts “non-stick” or surface release properties.
     In addition, Silvue also develops custom formulations of the products described above for customer specific applications. Specific formulations of Silvue’s product systems are often required where customers seek to have specific damage-resistance or performance properties for their products, where particular substrates, such as aluminum, require a custom formation to achieve the desired result or where the particular application process or environment requires a custom formulation.
     Silvue’s coating systems can be applied to various materials including polycarbonate, acrylic, glass, metals and other surfaces. Currently, Silvue’s coating systems are used in the manufacture of the following industry products:
•	Automotive — CrystalCoat coatings are used on a variety of automotive and transit applications, including instrument panel windows, bus shelters, rail car windows, and bus windows. These coatings are used primarily to impart long-term durability, chemical resistance and scratch and abrasion resistance properties.

•	Electronics — CrystalCoat coatings are used for electronic application surfaces, from liquid crystal displays to cell phone windows. These coatings are used primarily to impart scratch and abrasion resistance properties.

•	Optical — CrystalCoat coatings are used for vision corrective lenses and other optical applications. These coatings are used primarily to impart high scratch and abrasion resistance properties and UV protection while matching the optical properties of the underlying material to reduce interference. Silvue produces both tintable and non-tintable coatings.

•	Safety — CrystalCoat coatings are used for safety applications. These coatings are used primarily to impart anti-fog characteristics. Silvue offers a high performance “water sheeting” anti-fog coating that is specifically designed to meet a customer’s specific standards and testing requirements.

•	Sunglasses and Sports Eyewear — CrystalCoat coatings are used for sunglasses and sports eyewear. These coatings are used primarily to impart scratch and abrasion resistance properties, UV protection and anti-fog characteristics. CrystalCoat coatings can be used on tinted or clear materials.
Research and Development and Technical Services
     Silvue’s on-site laboratories provide special testing, research and development and other technical services to meet the technology requirements of its customers. There are currently approximately 17 employees devoted to research, development and technical service activities. Silvue had research and development costs of approximately $1.1 million for the fiscal year ended December 31, 2006. Silvue’s research and development is primarily targeted towards three objectives:
•	improving existing products and processes to lower costs, improving product quality, and reducing potential environmental impact;

•	developing new product platforms and processes; and

•	developing new product lines and markets through applications research.
     In 2002, Silvue created a new group, known as the “Discovery and Innovation Group,” with primary focus on the discovery of new technologies and sciences, and the innovation of those findings into useful applications and beneficial results.

     In addition, Silvue provides the following technical services to its customers:
•	application engineering and process support;

•	equipment and process design;

•	product and formulation development and customization;

•	test protocols and coating qualifications;

•	rapid response for customer technical support;

•	analytical testing and competitive product assessment;

•	quality assurance testing and reporting; and

•	manufacturing support.
     These services are primarily provided as a means of customer support; however, in certain circumstances Silvue may receive compensation for these technical services.
Competitive Strengths
     Silvue has established itself as one of the principal providers of high performance coating systems by focusing on satisfying its customers’ requirements, regardless of complexity or difficulty. Silvue’s management believes it benefits from the following competitive strengths:
•	Extensive Patent Portfolio — Silvue owns nine patents relating to its coating systems, including six patents relating to its core Ultra-Coat platform systems. Beyond its existing patents, Silvue has three patents pending and two provisional patents. Products related to patents represent approximately 66% of Silvue’s net sales and are relied upon by eyewear manufacturers worldwide. Silvue aggressively defends these patents and management believes they represent a barrier to entry for new products and that they reduce the threat of similar coating products gaining market share.

•	Superior Technical Skills and Expertise — Silvue has invested in a team of experts who are ready to support its customers’ specific application needs from new product uses to the optimization of part design for coating application.

•	Reputation for Quality and Service — Silvue’s on-going commitment to producing quality coatings and its ability to meet the rigorous requirements of its most valued customers has earned it a reputation as one of the principal providers of coatings for premium eyewear.

•	Global Presence — Silvue works with its customers from three offices in North America, Asia and Europe. Many of Silvue’s customers have numerous manufacturing operations globally and management believes its ability to offer its coating systems and related customer service on a global basis is a competitive advantage.

•	ISO 9002 Certified — Silvue’s Anaheim, California, and Chiba, Japan manufacturing facilities are ISO 9002 certified, which is a universally accepted quality assurance designation indicating the highest quality manufacturing standards.

•	Experienced Management Team — Silvue’s senior management has extensive experience in all aspects of the coating industry. The senior management team, collectively, has approximately 80 years of experience in the global hardcoatings and closely related industries.
Business Strategies
     Silvue’s management is focused on strategies to expand opportunities for product application and diversify in its business and operations. The following is a discussion of these strategies:

•	Develop New Products and Expand into New Markets — Silvue’s management believes that Silvue is one of the principal developers of proprietary high performance coating systems for polycarbonate plastic, glass, acrylic, metals and other materials, and is focused on growth through continued product innovation to provide greater functionality or better value to its customers. Driven by input from customers and the demands of the marketplace, Silvue’s technology development programs are designed to provide an expanding choice of coating systems to protect and enhance existing materials and materials developed in the future. As an example of Silvue’s commitment to product innovation, in 2002, Silvue created a new group with primary focus on the discovery of new technologies and sciences, and the innovation of those findings into useful applications and beneficial results. This group, which is known as the “Discovery and Innovation Group,” is charged with exploring new coatings and coating applications while advancing the state-of-the-art in functional surface coating technologies, nanotechnologies and materials science.

•	Pursue Opportunities for Business Development and Global Diversification — Silvue recently had in place and continues to pursue opportunities for joint ventures, equity investments and other alliances. These strategic initiatives are expected to diversify and strengthen Silvue’s business by providing access to new markets and high-growth areas as well as providing an efficient means of ensuring that Silvue is involved in technological innovation in or related to the coating systems industry. Silvue is committed to pursuing these initiatives in order to capitalize on new business development and global diversification opportunities.
Customers
     As a result of the variety of end uses for its products, Silvue’s client base is broad and diverse. Silvue has more than 180 customers around the world and approximately 73% of its net sales in 2006 were attributable to approximately 15 customers. Though Silvue does not typically operate under long-term contracts, it focuses on establishing long-term, customer service oriented relationships with its strategic customers in order to become their preferred supplier. As its customers continue to focus on quality and service, Silvue’s past performance and long-term improvement programs should further strengthen customer relationships.
     Customer relationships are typically long-term as substantial resources are required to integrate a coating system and technology into a manufacturing process and the costs associated with switching coating systems and technology are generally high. Following the merger of two large customers, which are both manufacturers of optical lenses, Silvue’s single largest customer represents approximately 14.5% of its 2006 net sales. This customer has had a close relationship with Silvue for many years in both North America and Europe.
     The following table sets forth Silvue’s approximate customer breakdown by industry for the fiscal year ended December 31, 2006:

2006 Customer
Industry	Distribution
Performance eyewear and sunglasses	88%
Automotive	11%
Other	1%

Total	100%

Sales and Marketing
     Silvue targets the highly desirable, but technically demanding, premium sector of the coating market. The desirability of this sector is based on three factors. First, customers in this sector desire proprietary formulations that impart a specific list of properties to an end product and supplier confidentiality. Silvue’s highly skilled technical sales force, and research and development group work together to use Silvue’s proprietary high performance coating systems to develop these unique formulations. Although in most cases Silvue will sell each such formulation only to the customer for which it was originally designed, Silvue retains all ownership rights to the product.
     Second, each coating system has its own processing peculiarities. As a result, creating the coating itself only represents a portion of the product development process. Once the coating is ready for use, it then has to be made compatible with each customer’s coating equipment and application process. In this respect, once a coating system has been implemented, switching coating systems may require significant costs.
     Third, Silvue’s products are both one of the key quality drivers and one of the smallest cost components of any end product. These three factors work together to provide substantial protection for Silvue’s prices, margins and customer relationships. Once integrated into a customer’s production process, Silvue becomes an embedded partner and an integral part of such customer’s business and operations.
     To service the needs of its customers, Silvue maintains a technical sales force, a technical support group and a research and development staff. Through the efforts of, and collaboration between, these individuals, Silvue becomes a partner to its existing customers, devises customized application solutions for new customer prospects and develops new products and product applications.
Competition
     The global hardcoatings industry is highly fragmented. In addition, the markets for the products currently manufactured and sold by Silvue are characterized by extensive competition. Many existing and potential competitors have greater financial, marketing and research resources than Silvue.
     Specific competitors of Silvue’s in the North American ophthalmic market include Lens Technology Inc., Ultra Optics, Inc., Essilor International S.A., Hoya Corporation and other small coating manufacturers. Silvue differentiates itself from these primary competitors by its focus on coatings. Management believes that Silvue’s premium ophthalmic coating net sales are greater than those of any one competitor. Essilor and Hoya, two large competitors, are lens manufacturers who have added hardcoating capabilities in an effort to sell both coated and uncoated lenses. Others provide coatings as an extension of coating equipment sales.
     Customers choose a hardcoating supplier based on a number of factors, including performance of the hardcoating relative to the particular substrate being used or the use of the substrate once coated. Performance may be determined by scratch resistance, chemical resistance, impact resistance, weatherability or numerous other factors. Other factors affecting customer choice include the compatibility of the hardcoating to their process (including ease of application, throughput and method of application) and the level and quality of customer service. While price is a factor in all purchasing decisions, hardcoating costs generally represent a small portion of a total product cost such that Silvue’s management believes price is often not the determining factor in a purchase decision.
Suppliers
     Raw material costs constituted approximately 16% of net sales for the fiscal year ended December 31, 2006. The principal raw materials purchased are alcohol based solvent systems, silica derived materials and proprietary additives. Although Silvue makes substantial purchases of raw materials from certain suppliers, the raw materials purchased are basic chemical inputs and are relatively easy to obtain from numerous alternative sources on a global basis. As a result, Silvue is not dependent on any one of its suppliers for its operations.
Intellectual Property
     Currently, most of Silvue’s coatings are patent-protected in the United States and internationally. Silvue owns nine patents in the United States related to coating systems and has three patents pending. Additionally, Silvue has multiple foreign filings for the majority of its U.S. patents issued and pending. The cornerstone of Silvue’s intellectual property portfolio are the initial patents that established the Ultra-Coat platform, which were filed in 1997 and 1998. Patents in the United States have a lifetime of up to 21 years depending on the date filed. Approximately 66% of Silvue’s net sales are driven by products that are under patent protection and 25% by products under expired patents; the remaining 9% of net sales are driven by products covered by trade secrets. To protect its products, Silvue patents not only the chemical formula but also the associated application process. There can be no assurance that current or future patent protection will prevent competitors from offering competing products, that any issued patents will be upheld, or that patent protection will be granted in any or all of the countries in which applications may be made.
     Although Silvue’s management believes that patents are useful in maintaining competitive position, management considers other factors, such as its brand names, ability to design innovative products and technical expertise to be Silvue’s primary competitive advantages.
     Silvue’s coating systems are marketed under the name SDC TechnologiesTM and the brand names Silvue®, CrystalCoat®, StatuxTM and ResinreleaseTM. Silvue has also trademarked its marketing phrase “high performance chemistryTM”. These trade names have strong brand equity and are materially important to Silvue.
Regulatory Environment
     Silvue’s facilities and operations are subject to extensive and constantly evolving federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing air emissions, wastewater discharges and the storage and handling of chemicals and hazardous substances. Although Silvue’s management believes that Silvue is in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations, there can be no assurance that new requirements, more stringent application of existing requirements or discovery of previously unknown environmental conditions will not result in material environmental expenditures in the future.
Employees
     As of December 31, 2006, Silvue employed approximately 51 persons. Of these employees, approximately 6 were in production or shipping and approximately 17 were in research and development and technical support with the remainder serving in executive, administrative office and sales capacities. None of Silvue’s employees are subject to collective bargaining agreements. We believe that Silvue’s relationship with its employees is good.

ITEM 1A — RISK FACTORS
Risks Related to Our Business and Structure
We are a Company with limited history and may not be able to continue to successfully manage our businesses on a combined basis.
     We were formed on November 18, 2005 and have conducted operations since May 16, 2006 (completion of our IPO). Although our management team has collectively approximately 75 years of experience in acquiring and managing small and middle market businesses, our failure to continue to develop and maintain effective systems and procedures, including accounting and financial reporting systems, to manage our operations as a consolidated public company, may negatively impact our ability to optimize the performance of our Company, which could adversely affect our ability to pay distributions to our shareholders. In addition, in that case, our consolidated financial statements might not be indicative of our financial condition, business and results of operations.
Our consolidated financial statements will not include meaningful comparisons to prior years.
     Our audited financial statements only include consolidated results of operations and cash flows for the period from May 16, 2006 through December 31, 2006. Consequently, meaningful year-to-year comparisons are not available and will not be available, at the earliest, until the completion of fiscal 2008.
Our future success is dependent on the employees of our Manager and the management teams of our businesses, the loss of any of whom could materially adversely affect our financial condition, business and results of operations.
     Our future success depends, to a significant extent, on the continued services of the employees of our Manager, most of whom have worked together for a number of years. While our Manager will have employment agreements with certain of its employees, including our Chief Financial Officer, these employment agreements may not prevent our Manager’s employees from leaving our Manager or from competing with us in the future. Our Manager does not have an employment agreement with our Chief Executive Officer.
     In addition, the future success of our businesses also depends on their respective management teams because we operate our businesses on a stand-alone basis, primarily relying on existing management teams for management of their day-to-day operations. Consequently, their operational success, as well as the success of our internal growth strategy, will be dependent on the continued efforts of the management teams of the businesses. We seek to provide such persons with equity incentives in their respective businesses and to have employment agreements and/or non-competition agreements with certain persons we have identified as key to their businesses. However, these measures may not prevent the departure of these managers. The loss of services of one or more members of our management team or the management team at one of our businesses could materially adversely affect our financial condition, business and results of operations.
We face risks with respect to the evaluation and management of future platform or add-on acquisitions..
     A component of our strategy is to continue to acquire additional platform subsidiaries, as well as add-on businesses for our existing platform subsidiaries. Generally, because such acquisition targets are held privately, we may experience difficulty in evaluating potential target businesses as the information concerning these businesses is not publicly available. In addition, we and our subsidiary companies may have difficulty effectively managing or integrating acquisitions. We may experience greater than expected costs or difficulties relating to such acquisition, in which case, we might not achieve the anticipated returns from any particular acquisition, which may have a material adverse effect on our financial condition, business and results of operations.
We may not be able to successfully fund future acquisitions of new businesses due to the unavailability of debt or equity financing at the Company level on acceptable terms, which could impede the implementation of our acquisition strategy and materially adversely impact our financial condition, business and results of operations.
     In order to make future acquisitions, we intend to raise capital primarily through debt financing at the Company level, additional equity offerings, the sale of stock or assets of our businesses, and by offering equity in the Trust or our businesses to the sellers of target businesses or by undertaking a combination of any of the above. Since the timing and size of acquisitions cannot be readily predicted, we may need to be able to obtain funding on short notice to benefit fully from attractive acquisition opportunities. Such funding may not be available on acceptable terms. In addition, the level of our indebtedness may impact our ability to borrow at the

Company level. Another source of capital for us may be the sale of additional shares, subject to market conditions and investor demand for the shares at prices that we consider to be in the interests of our shareholders. These risks may materially adversely affect our ability to pursue our acquisition strategy successfully and materially adversely affect our financial condition, business and results of operations.
While we intend to make regular cash distributions to our shareholders, the Company’s board of directors has full authority and discretion over the distributions of the Company, other than the profit allocation, and it may decide to reduce or eliminate distributions at any time, which may materially adversely affect the market price for our shares.
     To date, we have declared and paid quarterly distributions, and although we intend to pursue a policy of paying regular distributions, the Company’s board of directors has full authority and discretion to determine whether or not a distribution by the Company should be declared and paid to the Trust and in turn to our shareholders, as well as the amount and timing of any distribution. In addition, the management fee, profit allocation and put price will be payment obligations of the Company and, as a result, will be paid, along with other Company obligations, prior to the payment of distributions to our shareholders. The Company’s board of directors may, based on their review of our financial condition and results of operations and pending acquisitions, determine to reduce or eliminate distributions, which may have a material adverse effect on the market price of our shares.
We will rely entirely on distributions from our businesses to make distributions to our shareholders.
     The Trust’s sole asset is its interest in the Company, which holds controlling interests in our businesses. Therefore, we are dependent upon the ability of our businesses to generate earnings and cash flow and distribute them to us in the form of interest and principal payments on indebtedness and distributions on equity to enable us, first, to satisfy our financial obligations and, second, to make distributions to our shareholders. The ability of our businesses to make distributions to us may be subject to limitations under laws of the jurisdictions in which they are incorporated or organized. If, as a consequence of these various restrictions, we are unable to generate sufficient distributions from our businesses, we may not be able to declare, or may have to delay or cancel payment of, distributions to our shareholders.
     We do not own 100% of our businesses. While the Company is to receive cash payments from our businesses which are in the form of interest payments, debt repayment and dividends and distributions, if any dividends or distributions were to be paid by our businesses, they will be shared pro rata with the minority shareholders of our businesses and the amounts of distributions made to minority shareholders would not be available to us for any purpose, including Company debt service or distributions to our shareholders. Any proceeds from the sale of a business will be allocated among us and the minority shareholders of the business that is sold.
The Company’s board of directors will have the power to change the terms of our shares in its sole discretion in ways with which you may disagree.
     As an owner of our shares, you may disagree with changes made to the terms of our shares, and you may disagree with the Company’s board of directors’ decision that the changes made to the terms of the shares are not materially adverse to you as a shareholder or that they do not alter the characterization of the Trust. Your recourse, if you disagree, will be limited because our trust agreement gives broad authority and discretion to our board of directors. However, the trust agreement does not relieve the Company’s board of directors from any fiduciary obligation that is imposed on them pursuant to applicable law. In addition, we may change the nature of the shares to be issued to raise additional equity and remain a fixed-investment trust for tax purposes.

Certain provisions of the LLC agreement of the Company and the trust agreement make it difficult for third parties to acquire control of the Trust and the Company and could deprive you of the opportunity to obtain a takeover premium for your shares.
     The amended and restated LLC agreement of the Company, which we refer to as the LLC agreement, and the amended and restated trust agreement of the Trust, which we refer to as the trust agreement, contain a number of provisions that could make it more difficult for a third party to acquire, or may discourage a third party from acquiring, control of the Trust and the Company. These provisions include, among others:
•	restrictions on the Company’s ability to enter into certain transactions with our major shareholders, with the exception of our Manager, modeled on the limitation contained in Section 203 of the Delaware General Corporation Law, or DGCL;

•	allowing the chairman of the Company’s board of directors to fill vacancies on the Company’s board of directors until the second annual meeting of shareholders following the closing of our initial public offering;

•	allowing only the Company’s board of directors to fill newly created directorships, for those directors who are elected by our shareholders, and allowing only our Manager, as holder of the allocation interests, to fill vacancies with respect to the class of directors appointed by our Manager;

•	requiring that directors elected by our shareholders be removed, with or without cause, only by a vote of 85% of our shareholders;

•	requiring advance notice for nominations of candidates for election to the Company’s board of directors or for proposing matters that can be acted upon by our shareholders at a shareholders’ meeting;

•	having a substantial number of additional authorized but unissued shares that may be issued without shareholder action;

•	providing the Company’s board of directors with certain authority to amend the LLC agreement and the trust agreement, subject to certain voting and consent rights of the holders of trust interests and allocation interests;

•	providing for a staggered board of directors of the Company, the effect of which could be to deter a proxy contest for control of the Company’s board of directors or a hostile takeover; and

•	limitations regarding calling special meetings and written consents of our shareholders.
     These provisions, as well as other provisions in the LLC agreement and trust agreement may delay, defer or prevent a transaction or a change in control that might otherwise result in you obtaining a takeover premium for your shares.
We may have conflicts of interest with the minority shareholders of our businesses.
     The boards of directors of our respective businesses have fiduciary duties to all their shareholders, including the Company and minority shareholders. As a result, they may make decisions that are in the best interests of their shareholders generally but which are not necessarily in the best interest of the Company or our shareholders. In dealings with the Company, the directors of our businesses may have conflicts of interest and decisions may have to be made without the participation of directors appointed by the Company, and such decisions may be different from those that we would make.

Our third party credit facility exposes us to additional risks associated with leverage and inhibits our operating flexibility and reduces cash flow available for distributions to our shareholders.
     At December 31, 2006, we had approximately $88 million of debt outstanding and we expect to increase our level of debt in the future. The terms of our Revolving Credit Facility contains a number of affirmative and restrictive covenants that, among other things, require us to:
•	Maintain a minimum level of cash flow;

•	leverage new businesses we acquire to a minimum specified level at the time of acquisition;

•	keep our total debt to cash flow at or below a ratio of three to one; and

•	make acquisitions that satisfy certain specified minimum criteria.
     If we violate any of these covenants, our lender may accelerate the maturity of any debt outstanding and we may be prohibited from making any distributions to our shareholders. Such debt is secured by all of our assets, including the stock we own in our businesses and the rights we have under the loan agreements with our businesses. Our ability to meet our debt service obligations may be affected by events beyond our control and will depend primarily upon cash produced by our businesses. Any failure to comply with the terms of our indebtedness could materially adversely affect us.
Changes in interest rates could materially adversely affect us.
     Our Revolving Credit Facility bears interest at floating rates which will generally change as interest rates change. We bear the risk that the rates we are charged by our lender will increase faster than the earnings and cash flow of our businesses, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our Revolving Credit Facility and reduce cash flow available for distribution, any of which could materially adversely affect us.
We may engage in a business transaction with one or more target businesses that have relationships with our officers, our directors, our Manager or CGI, which may create potential conflicts of interest.
     We may decide to acquire one or more businesses with which our officers, our directors, our Manager or CGI have a relationship. While we might obtain a fairness opinion from an independent investment banking firm, potential conflicts of interest may still exist with respect to a particular acquisition, and, as a result, the terms of the acquisition of a target business may not be as advantageous to our shareholders as it would have been absent any conflicts of interest.
CGI may exercise significant influence over the Company.
     CGI, through a wholly owned subsidiary, owns 7,350,000 or 35.9% of our shares and may have significant influence over the election of directors in the future.
If, in the future, we cease to control and operate our businesses, we may be deemed to be an investment company under the Investment Company Act of 1940, as amended.
     Under the terms of the LLC agreement, we have the latitude to make investments in businesses that we will not operate or control. If we make significant investments in businesses that we do not operate or control or cease to operate and control our businesses, we may be deemed to be an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. If we were deemed to be an investment company, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our investments or organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially adversely affect our financial condition, business and results of operations, materially limit our ability to borrow funds or engage in other transactions involving leverage and require us to add directors who are independent of us or our Manager and otherwise will subject us to additional regulation that will be costly and time-consuming.

Risks Relating to Our Manager
Our Chief Executive Officer, directors, Manager and management team may allocate some of their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs, which may materially adversely affect our operations.
     While the members of our management team anticipate devoting a substantial amount of their time to the affairs of the Company, only Mr. James Bottiglieri, our Chief Financial Officer, will devote 100% of his time to our affairs. Our Chief Executive Officer, directors, Manager and members of our management team may engage in other business activities. This may result in a conflict of interest in allocating their time between our operations and our management and operations of other businesses. Their other business endeavors may be related to CGI, which will continue to own several businesses that were managed by our management team prior to our initial public offering, or affiliates of CGI as well as other parties. Conflicts of interest that arise over the allocation of time may not always be resolved in our favor and may materially adversely affect our operations. See the section entitled “Certain Relationships and Related Party Transactions” for the potential conflicts of interest of which you should be aware.
Our Manager and its affiliates, including members of our management team, may engage in activities that compete with us or our businesses.
     While our management team intends to devote a substantial majority of their time to the affairs of the Company, and while our Manager and its affiliates currently do not manage any other businesses that are in similar lines of business as our businesses, and while our Manager must present all opportunities that meet the Company’s acquisition and disposition criteria to the Company’s board of directors, neither our management team nor our Manager is expressly prohibited from investing in or managing other entities, including those that are in the same or similar line of business as our businesses. In this regard, the management services agreement and the obligation to provide management services will not create a mutually exclusive relationship between our Manager and its affiliates, on the one hand, and the Company, on the other.
Our Manager need not present an acquisition or disposition opportunity to us if our Manager determines on its own that such acquisition or disposition opportunity does not meet the Company’s acquisition or disposition criteria.
     Our Manager will review any acquisition or disposition opportunity presented to the Manager to determine if it satisfies the Company’s acquisition or disposition criteria, as established by the Company’s board of directors from time to time. If our Manager determines, in its sole discretion, that an opportunity fits our criteria, our Manager will refer the opportunity to the Company’s board of directors for its authorization and approval prior to the consummation thereof; opportunities that our Manager determines do not fit our criteria do not need to be presented to the Company’s board of directors for consideration. If such an opportunity is ultimately profitable, we will have not participated in such opportunity. Upon a determination by the Company’s board of directors not to promptly pursue an opportunity presented to it by our Manager in whole or in part, our Manager will be unrestricted in its ability to pursue such opportunity, or any part that we do not promptly pursue, on its own or refer such opportunity to other entities, including its affiliates.
We cannot remove our Manager solely for poor performance, which could limit our ability to improve our performance and could materially adversely affect the market price of our shares.
     Under the terms of the management services agreement, our Manager cannot be removed as a result of underperformance. Instead, the Company’s board of directors can only remove our Manager in certain limited circumstances or upon a vote by the majority of the Company’s board of directors and the majority of our shareholders to terminate the management services agreement. This limitation could materially adversely affect the market price of our shares.
We may have difficulty severing ties with our Chief Executive Officer, Mr. Massoud.
     Under the management services agreement, the Company’s board of directors may, after due consultation with our Manager, at any time request that our Manager replace any individual seconded to the Company and our Manager will, as promptly as practicable, replace any such individual. However, because Mr. Massoud is the managing member of our Manager with a significant ownership interest therein, we may have difficulty completely severing ties with Mr. Massoud absent terminating the management services agreement and our relationship with our Manager.

If the management services agreement is terminated, our Manager, as holder of the allocation interests in the Company, has the right to cause the Company to purchase such allocation interests, which may materially adversely affect our liquidity and ability to grow.
     If the management services agreement is terminated at any time other than as a result of our Manager’s resignation or if our Manager resigns on any date that is at least three years after the closing of our initial public offering, our Manager will have the right, but not the obligation, for one year from the date of termination or resignation, as the case may be, to cause the Company to purchase the allocation interests for the put price. If our Manager elects to cause the Company to purchase its allocation interests, we are obligated to do so and, until we have done so, our ability to conduct our business, including incurring debt, would be restricted and, accordingly, our liquidity and ability to grow may be adversely affected.
Our Manager can resign on 90 days’ notice and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could materially adversely affect our financial condition, business and results of operations as well as the market price of our shares.
     Our Manager has the right, under the management services agreement, to resign at any time on 90 days’ written notice, whether we have found a replacement or not. If our Manager resigns, we may not be able to contract with a new manager or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 90 days, or at all, in which case our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management, acquisition activities and supervision of our businesses is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Manager and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our businesses may result in additional costs and time delays that could materially adversely affect our financial condition, business and results of operations.
The liability associated with the supplemental put agreement is difficult to estimate and may be subject to substantial period-to-period changes, thereby significantly impacting our future results of operations.
     The Company will record the supplemental put agreement at its fair value at each balance sheet date by recording any change in fair value through its income statement. The fair value of the supplemental put agreement is largely related to the value of the profit allocation that our Manager, as holder of allocation interests, will receive. The valuation of the supplemental put agreement requires the use of complex financial models, which require sensitive assumptions and estimates. If our assumptions and estimates result in an over-estimation or under-estimation of the fair value of the supplemental put agreement, the resulting fluctuation in related liabilities could cause a material adverse effect on our future results of operations.
We must pay our Manager the management fee regardless of our performance.
     Our Manager is entitled to receive a management fee that is based on our adjusted net assets, as defined in the management services agreement, regardless of the performance of our businesses. The calculation of the management fee is unrelated to the Company’s net income. As a result, the management fee may incentivize our Manager to increase the amount of our assets, through, for example, the acquisition of additional assets or the incurrence of third party debt rather than increase the performance of our businesses.
We cannot determine the amount of the management fee that will be paid over time with any certainty.
     The management fee for the year ended December 31, 2006, was $4.4 million. The management fee is calculated by reference to the Company’s adjusted net assets, which will be impacted by the acquisition or disposition of businesses, which can be significantly influenced by our Manager, as well as the performance of our businesses and other businesses we may acquire in the future. Changes in adjusted net assets and in the resulting management fee could be significant, resulting in a material adverse effect on the Company’s results of operations. In addition, if the performance of the Company declines, assuming adjusted net assets remains the same, management fees will increase as a percentage of the Company’s net income.
We cannot determine the amount of profit allocation that will be paid over time with any certainty.
     We cannot determine the amount of profit allocation that will be paid over time with any certainty. Such determination would be dependent on the potential sale proceeds received for any of our businesses and the performance of the Company and its businesses over a multi-year period of time, among other factors that cannot be predicted with certainty at this time. Such factors may have a significant impact on the amount of any profit allocation to be paid. Likewise, such determination would be dependent on whether certain hurdles were surpassed giving rise to a payment of profit allocation. Any amounts paid in respect of the profit allocation are unrelated to the management fee earned for performance of services under the management services agreement.
The fees to be paid to our Manager pursuant to the management services agreement, the offsetting management services agreements and transaction services agreements and the profit allocation to be paid to our Manager, as holder of the allocation interests, pursuant to the LLC agreement may significantly reduce the amount of cash available for distribution to our shareholders.
     Under the management services agreement, the Company will be obligated to pay a management fee to and, subject to certain conditions, reimburse the costs and out-of-pocket expenses of our Manager incurred on behalf of the Company in connection with the provision of services to the Company. Similarly, our businesses will be obligated to pay fees to and reimburse the costs and expenses of our Manager pursuant to any offsetting management services agreements entered into between our Manager and one of our businesses, or any transaction services agreements to which such businesses are a party. In addition, our Manager, as holder of the allocation interests, will be entitled to receive profit allocations and may be entitled to receive the put price. While it is difficult to quantify with any certainty the actual amount of any such payments in the future, we do expect that such amounts could be substantial. See the section entitled “Certain Relationships and Related Party Transactions” for more information about these payment obligations of the Company. The management fee, profit allocation and put price will be payment obligations of the Company and, as a result, will be paid, along with other Company obligations, prior to the payment of distributions to shareholders. As a result, the payment of these amounts may significantly reduce the amount of cash flow available for distribution to our shareholders.
Our Manager’s influence on conducting our operations, including on our conducting of transactions, gives it the ability to increase its fees and compensation to our Chief Executive Officer, which may reduce the amount of cash flow available for distribution to our shareholders.
     Under the terms of the management services agreement, our Manager is paid a management fee calculated as a percentage of the Company’s adjusted net assets for certain items and is unrelated to net income or any other performance base or measure. Our Manager, which Mr. Massoud, our Chief Executive Officer, controls, may advise us to consummate transactions, incur third party debt or conduct our operations in a manner that, in our Manager’s reasonable discretion, are necessary to the future growth of our businesses and are in the best interests of our shareholders. These transactions, however, may increase the amount of fees paid to our Manager. In addition, Mr. Massoud’s compensation is paid by our Manager from the management fee it receives from the Company. Our Manager’s ability to increase its fees, through the influence it has over our operations, may increase the compensation paid by our Manager to Mr. Massoud. Our Manager’s ability to influence the management fee paid to it by us could reduce the amount of cash flow available for distribution to our shareholders.
Fees paid by the Company and our businesses pursuant to transaction services agreements do not offset fees payable under the management services agreement and will be in addition to the management fee payable by the Company under the management services agreement.
     The management services agreement provides that our businesses may enter into transaction services agreements with our Manager pursuant to which our businesses will pay fees to our Manager. See the section entitled “Certain Relationships and Related Party Transactions” for more information about these agreements. Unlike fees paid under the offsetting management services agreements, fees that are paid pursuant to such transaction services agreements will not reduce the management fee payable by the Company. Therefore, such fees will be in excess of the management fee payable by the Company.
     The fees to be paid to our Manager pursuant to these transaction service agreements will be paid prior to any principal, interest or dividend payments to be paid to the Company by our businesses, which will reduce the amount of cash flow available for distributions to shareholders.
Our Manager’s profit allocation may induce it to make suboptimal decisions regarding our operations.
     Our Manager, as holder of 100% of the allocation interests in the Company, will receive a profit allocation based on ongoing cash flows and capital gains in excess of a hurdle rate. In this respect, a calculation and payment of profit allocation may be triggered upon the sale of one of our businesses. As a result, our Manager may be incentivized to recommend the sale of one or more of our businesses to the Company’s board of directors at a time that may not optimal for our shareholders.

The obligations to pay the management fee and profit allocation, including the put price, may cause the Company to liquidate assets or incur debt.
     If we do not have sufficient liquid assets to pay the management fee and profit allocation, including the put price, when such payments are due, we may be required to liquidate assets or incur debt in order to make such payments. This circumstance could materially adversely affect our liquidity and ability to make distributions to our shareholders.
Risks Related to Taxation
Our shareholders will be subject to tax on their share of the Company’s taxable income, which taxes or taxable income could exceed the cash distributions they receive from the Trust.
     For so long as the Company or the Trust (if it is treated as a tax partnership) would not be required to register as an investment company under the Investment Company Act of 1940 and at least 90% of our gross income for each taxable year constitutes ''qualifying income’’ within the meaning of Section 7704(d) of the Internal Revenue Code of 1986, as amended (the “Code”), on a continuing basis, we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. In that case our shareholders will be subject to U.S. federal income tax and, possibly, state, local and foreign income tax, on their share of the Company’s taxable income, which taxes or taxable income could exceed the cash distributions they receive from the Trust. There is, accordingly, a risk that our shareholders may not receive cash distributions equal to their portion of our taxable income or sufficient in amount even to satisfy their personal tax liability that results from that income. This may result from gains on the sale or exchange of stock or debt of subsidiaries that will be allocated to shareholders who hold (or are deemed to hold) shares on the day such gains were realized if there is no corresponding distribution of the proceeds from such sales, or where a shareholder disposes of shares after an allocation of gain but before proceeds (if any) are distributed by the Company. Shareholders may also realize income in excess of distributions due to the Company’s use of cash from operations or sales proceeds for uses other than to make distributions to shareholders, including to fund acquisitions, satisfy short- and long-term working capital needs of our businesses, or satisfy known or unknown liabilities. In addition, certain financial covenants with the Company’s lenders may limit or prohibit the distribution of cash to shareholders. The Company’s board of directors is also free to change the Company’s distribution policy. The Company is under no obligation to make distributions to shareholders equal to or in excess of their portion of our taxable income or sufficient in amount even to satisfy the tax liability that results from that income.
All of the Company’s income could be subject to an entity-level tax in the United States, which could result in a material reduction in cash flow available for distribution to holders of shares of the Trust and thus could result in a substantial reduction in the value of the shares.
     Our shareholders generally will be treated as beneficial owners of the trust interests in the Company held by the Trust, or if we dissolve the Trust, will hold interests in the Company directly. See “Business—Recent Developments”. We do not expect the Company to be characterized as a corporation so long as it would not be required to register as an investment company under the Investment Company Act of 1940 and 90% or more of its gross income for each taxable year constitutes “qualifying income.” The Company expects to receive more than 90% of its gross income each year from dividends, interest and gains on sales of stock or debt instruments, including principally from or with respect to stock or debt of corporations in which the Company holds a majority interest. The Company intends to treat all such dividends, interest and gains as “qualifying income.”
     If the Company fails to satisfy this “qualifying income” exception, the Company will be treated as a corporation for U.S. federal (and certain state and local) income tax purposes, and would be required to pay income tax at regular corporate rates on its income. Taxation of the Company as a corporation could result in a material reduction in distributions to our shareholders and after-tax return and, thus, could likely result in a reduction in the value of, or materially adversely affect the market price of, the shares of the Trust.
If the Trust is determined to be a tax partnership for 2006 and, nonetheless, we decide not to treat the Trust as a tax partnership for such period, we may be subject to penalties for incorrect tax reporting and may have missed the opportunity to make an effective election under Code Section 754.
     Currently, for 2006 the Trust is intended to be treated as a fixed-investment trust, which is a type of grantor trust. We are considering retroactively treating the Trust for 2006 as a tax partnership. See “Business—Recent Developments”. If we do not treat the Trust as a tax partnership for 2006 and the Trust is nonetheless determined to be a tax partnership for such period, we may be subject to penalties that will reduce the amount of cash available for distribution, and we may have missed an opportunity to make an effective election under Code Section 754 for the Company, even if we otherwise determine to dissolve the Trust in 2007 or to treat the Trust as a tax partnership beginning in 2007.

A shareholder may recognize a greater taxable gain (or a smaller tax loss) on a disposition of shares than expected because of the treatment of debt under the partnership tax accounting rules.
     We may incur debt for a variety of reasons, including for acquisitions as well as other purposes. Under partnership tax accounting principles (which apply to the Company), debt of the Company generally will be allocable to our shareholders, who will realize the benefit of including their allocable share of the debt in the tax basis of their investment in shares. At the time a shareholder later sells shares, the selling shareholder’s amount realized on the sale will include not only the sales price of the shares but also the shareholder’s portion of the Company’s debt allocable to his shares (which is treated as proceeds from the sale of those shares). Depending on the nature of the Company’s activities after having incurred the debt, and the utilization of the borrowed funds, a later sale of shares could result in a larger taxable gain (or a smaller tax loss) than anticipated.
Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.
     The U.S. federal income tax treatment of holders of the Shares depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. You should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS, and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in the Shares may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. For example, changes to the U.S. federal tax laws and interpretations thereof could make it more difficult or impossible to meet the qualifying income exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, affect or cause us to change our investments and commitments, affect the tax considerations of an investment in us and adversely affect an investment in our Shares. Our organizational documents and agreements permit the Board of Directors to modify our operating agreement from time to time, without the consent of the holders of Shares, in order to address certain changes in U.S. federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have a material adverse impact on some or all of the holders of our Shares. Moreover, we will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to holders in a manner that reflects such holders’ beneficial ownership of partnership items, taking into account variation in ownership interests during each taxable year because of trading activity. However, these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions used by us do not satisfy the technical requirements of the Code and/or Treasury regulations and could require that items of income, gain, deductions, loss or credit, including interest deductions, be adjusted, reallocated, or disallowed, in a manner that adversely affects holders of the Shares.
Risks Relating Generally to Our Businesses
Our businesses are or may be vulnerable to economic fluctuations as demand for their products and services tends to decrease as economic activity slows.
     Demand for the products and services provided by our businesses is, and businesses we acquire in the future may be, sensitive to changes in the level of economic activity in the regions and industries in which they do business. For example, as economic activity slows down, companies often reduce their use of temporary employees and their research and development spending. In addition, spending on capital equipment may also decrease in an economic slow down. Regardless of the industry, pressure to reduce prices of goods and services in competitive industries increases during periods of economic downturns, which may cause compression on our businesses’ financial margins. In addition, economic downturns may negatively impact the demands or ability to pay, of customers of our businesses. As a result, a significant economic downturn could have a material adverse effect on the business, results of operations and financial condition of each of our businesses and therefore on our financial condition, business and results of operations.

Our businesses rely and may rely on their intellectual property and licenses to use others’ intellectual property, for competitive advantage. If our businesses are unable to protect their intellectual property, are unable to obtain or retain licenses to use other’s intellectual property, or if they infringe upon or are alleged to have infringed upon others’ intellectual property, it could have a material adverse affect on their financial condition, business and results of operations.
     Each businesses’ success depends in part on their, or licenses to use others’, brand names, proprietary technology and manufacturing techniques. These businesses rely on a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures and contractual provisions to protect their intellectual property rights. The steps they have taken to protect their intellectual property rights may not prevent third parties from using their intellectual property and other proprietary information without their authorization or independently developing intellectual property and other proprietary information that is similar. In addition, the laws of foreign countries may not protect our businesses’ intellectual property rights effectively or to the same extent as the laws of the United States. Stopping unauthorized use of their proprietary information and intellectual property, and defending claims that they have made unauthorized use of others’ proprietary information or intellectual property, may be difficult, time-consuming and costly. The use of their intellectual property and other proprietary information by others, and the use by others of their intellectual property and proprietary information, could reduce or eliminate any competitive advantage they have developed, cause them to lose sales or otherwise harm their business.
     Our businesses may become involved in legal proceedings and claims in the future either to protect their intellectual property or to defend allegations that they have infringed upon others’ intellectual property rights. These claims and any resulting litigation could subject them to significant liability for damages and invalidate their property rights. In addition, these lawsuits, regardless of their merits, could be time consuming and expensive to resolve and could divert management’s time and attention. The costs associated with any of these actions could be substantial and could have a material adverse affect on their financial condition, business and results of operations.
The operations and research and development of some of our businesses’ services and technology depend on the collective experience of their technical employees. If these employees were to leave our businesses and take this knowledge, our businesses’ operations and their ability to compete effectively could be materially adversely impacted.
     The future success of some of our businesses depends upon the continued service of their technical personnel who have developed and continue to develop their technology and products. If any of these employees leave our businesses, the loss of their technical knowledge and experience may materially adversely affect the operations and research and development of current and future services. We may also be unable to attract technical individuals with comparable experience because competition for such technical personnel is intense. If our businesses are not able to replace their technical personnel with new employees or attract additional technical individuals, their operations may suffer as they may be unable to keep up with innovations in their respective industries. As a result, their ability to continue to compete effectively and their operations may be materially adversely affected.
If our businesses are unable to continue the technological innovation and successful commercial introduction of new products and services, their financial condition, business and results of operations could be materially adversely affected.
     The industries in which our businesses operate, or may operate, experience periodic technological changes and ongoing product improvements. Their results of operations depend significantly on the development of commercially viable new products, product grades and applications, as well as production technologies and their ability to integrate new technologies. Our future growth will depend on their ability to gauge the direction of the commercial and technological progress in all key end-use markets and upon their ability to successfully develop, manufacture and market products in such changing end-use markets. In this regard, they must make ongoing capital investments.
     In addition, their customers may introduce new generations of their own products, which may require new or increased technological and performance specifications, requiring our businesses to develop customized products. Our businesses may not be successful in developing new products and technology that satisfy their customers’ demand and their customers may not accept any of their new products. If our businesses fail to keep pace with evolving technological innovations or fail to modify their products in response to their customers’ needs in a timely manner, then their financial condition, business and results of operations could be materially adversely affected as a result of reduced sales of their products and sunk developmental costs. These developments may require our personnel staffing business to seek better educated and trained workers, who may not be available in sufficient numbers.

Our businesses could experience fluctuations in the costs of raw materials as a result of inflation and other economic conditions, which fluctuations could have a material adverse effect on their financial condition, business and results of operations.
     Changes in inflation could materially adversely affect the costs and availability of raw materials used in our manufacturing businesses, and changes in fuel costs likely will affect the costs of transporting materials from our suppliers and shipping goods to our customers, as well as the effective areas from which we can recruit temporary staffing personnel. For example, for Advanced Circuits, the principal raw materials consist of copper and glass and represent approximately 13.3% of total cost of goods sold in 2006. Prices for these key raw materials may fluctuate during periods of high demand. The ability by these businesses to offset the effect of increases in raw material prices by increasing their prices is uncertain. If these businesses are unable to cover price increases of these raw materials, their financial condition, business and results of operations could be materially adversely affected.
Our businesses do not have and may not have long-term contracts with their customers and clients and the loss of customers and clients could materially adversely affect their financial condition, business and results of operations.
     Our businesses are and may be, based primarily upon individual orders and sales with their customers and clients. Our businesses historically have not entered into long-term supply contracts with their customers and clients. As such, their customers and clients could cease using their services or buying their products from them at any time and for any reason. The fact that they do not enter into long-term contracts with their customers and clients means that they have no recourse in the event a customer or client no longer wants to use their services or purchase products from them. If a significant number of their customers or clients elect not to use their services or purchase their products, it could materially adversely affect their financial condition, business and results of operations.
Our businesses are and may be subject to federal, state and foreign environmental laws and regulations that expose them to potential financial liability. Complying with applicable environmental laws requires significant resources, and if our businesses fail to comply, they could be subject to substantial liability.
     Some of the facilities and operations of our businesses are and may be subject to a variety of federal, state and foreign environmental laws and regulations including laws and regulations pertaining to the handling, storage and transportation of raw materials, products and wastes, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations currently in place and in the future. Compliance with current and future environmental laws is a major consideration for our businesses as any material violations of these laws can lead to substantial liability, revocations of discharge permits, fines or penalties. Because some of our businesses use hazardous materials and generate hazardous wastes in their operations, they may be subject to potential financial liability for costs associated with the investigation and remediation of their own sites, or sites at which they have arranged for the disposal of hazardous wastes, if such sites become contaminated. Even if they fully comply with applicable environmental laws and are not directly at fault for the contamination, our businesses may still be liable. Costs associated with these risks could have a material adverse effect on our financial condition, business and results of operations.
Defects in the products provided by our companies could result in financial or other damages to those customers, which could result in reduced demand for our companies’ products and/or liability claims against our companies.
     Some of the products our companies produce could potentially result in product liability suits against them. Some of our companies manufacture products to customer specifications that are highly complex and critical to customer operations. Defects in products could result in customer dissatisfaction or a reduction in or cancellation of future purchases or liability claims against our companies. If these defects occur frequently, our reputation may be impaired. Defects in products could also result in financial or other damages to customers, for which our companies may be asked or required to compensate their customers. Any of these outcomes could negatively impact our financial condition, business and results of operations.
Some of our businesses are subject to certain risks associated with the movement of businesses offshore.
     Some of our businesses are potentially at risk of losing business to competitors operating in lower cost countries. An additional risk is the movement offshore of some of our businesses’ customers, leading them to procure products or services from more closely located companies. Either of these factors could negatively impact our financial condition, business and results of operations.
Loss of key customers of some of our businesses could negatively impact financial condition.
     Some of our businesses have significant exposure to certain key customers, the loss of which could negatively impact our financial condition, business and results of operations.

Our businesses are subject to certain risks associated with their foreign operations or business they conduct in foreign jurisdictions.
     Some of our businesses have and may have operations or conduct business outside the United States. Certain risks are inherent in operating or conducting business in foreign jurisdictions, including exposure to local economic conditions; difficulties in enforcing agreements and collecting receivables through certain foreign legal systems; longer payment cycles for foreign customers; adverse currency exchange controls; exposure to risks associated with changes in foreign exchange rates; potential adverse changes in political environments; withholding taxes and restrictions on the withdrawal of foreign investments and earnings; export and import restrictions; difficulties in enforcing intellectual property rights; and required compliance with a variety of foreign laws and regulations. These risks individually and collectively have the potential to negatively impact our financial condition, business and results of operations.
Our businesses have recorded a significant amount of goodwill and other identifiable intangible assets, which may never be fully realized.
     Our businesses collectively had, as of December 31, 2006, $288.0 million of goodwill and intangible assets or 54.8% of our total assets. In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we are required to evaluate goodwill and other intangibles for impairment at least annually. Impairment may result from, among other things, deterioration in the performance of these businesses, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by these businesses, and a variety of other factors. Depending on future circumstances, it is possible that we may never realize the full value of these intangible assets. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Any future determination of impairment of a material portion of goodwill or other identifiable intangible assets could have a material adverse effect on these businesses’ financial condition and operating results, and could result in a default under our debt covenants.
The internal controls of our businesses have not yet been integrated and we have only recently begun to examine the internal controls that are in place for each business. As a result, we may fail to comply with Section 404 of the Sarbanes-Oxley Act or our auditors may report a material weakness in the effectiveness of our internal control over financial reporting.
     We are required under applicable law and regulations to integrate the various systems of internal control over financial reporting of our businesses. Beginning with our annual report for the year ending December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) we will be required to include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. Additionally, our independent registered public accounting firm will be required to issue a report on management’s assessment of our internal control over financial reporting and a report on their evaluation of the operating effectiveness of our internal control over financial reporting.
     We are evaluating our businesses’ existing internal controls in light of the requirements of Section 404. During the course of our ongoing evaluation and integration of the internal controls of our businesses, we may identify areas requiring improvement, and may have to design enhanced processes and controls to address issues identified through this review. Since our businesses were not subject to the requirements of Section 404 before being acquired by us, the evaluation of existing controls and the implementation of any additional procedures, processes or controls may be costly. Our initial compliance with Section 404 could result in significant delays and costs and require us to divert substantial resources, including management time, from other activities and hire additional accounting staff to address Section 404 requirements. In addition, under Section 404, we are required to report all significant deficiencies to our audit committee and independent auditors and all material weaknesses to our audit committee and auditors and in our periodic reports. We may not be able to successfully complete the procedures, certification and attestation requirements of Section 404 and we or our auditors may have to report material weaknesses in connection with the presentation of our financial statements.
     If we fail to comply with the requirements of Section 404 or if our auditors report such a significant deficiency or material weakness, the accuracy and timeliness of the filing of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the market price of the shares.

Risks Related to Advanced Circuits
Unless Advanced Circuits is able to respond to technological change at least as quickly as its competitors, its services could be rendered obsolete, which could materially adversely affect its financial condition, business and results of operations.
     The market for Advanced Circuits’ services is characterized by rapidly changing technology and continuing process development. The future success of its business will depend in large part upon its ability to maintain and enhance its technological capabilities, retain qualified engineering and technical personnel, develop and market services that meet evolving customer needs and successfully anticipate and respond to technological changes on a cost-effective and timely basis. Advanced Circuits’ core manufacturing capabilities are for 2 to 12 layer printed circuit boards. Trends towards miniaturization and increased performance of electronic products are dictating the use of printed circuit boards with increased layer counts. If this trend continues Advanced Circuits may not be able to effectively respond to the technological requirements of the changing market. If it determines that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of these technologies may require significant capital investments. It may be unable to obtain capital for these purposes in the future, and investments in new technologies may not result in commercially viable technological processes. Any failure to anticipate and adapt to its customers’ changing technological needs and requirements or retain qualified engineering and technical personnel could materially adversely affect its financial condition, business and results of operations.
Advanced Circuits’ customers operate in industries that experience rapid technological change resulting in short product life cycles and as a result, if the product life cycles of its customers slow materially, and research and development expenditures are reduced, its financial condition, business and results of operations will be materially adversely affected.
     Advanced Circuits’ customers compete in markets that are characterized by rapidly changing technology, evolving industry standards and continuous improvement in products and services. These conditions frequently result in short product life cycles. As professionals operating in research and development departments represent the majority of Advanced Circuits’ net sales, the rapid development of electronic products is a key driver of Advanced Circuits’ sales and operating performance. Any decline in the development and introduction of new electronic products could slow the demand for Advanced Circuits’ services and could have a material adverse effect on its financial condition, business and results of operations.
     Electronics manufacturing services corporations are increasingly acting as intermediaries, positioning themselves between PCB manufacturers and OEMS, which could reduce operating margins.
     Advanced Circuits’ OEM customers are increasingly outsourcing the assembly of equipment to third party manufacturers. These third party manufacturers typically assemble products for multiple customers and often purchase circuit boards from Advanced Circuits in larger quantities than OEM manufacturers. The ability of Advanced Circuits to sell products to these customers at margins comparable to historical averages is uncertain. Any material erosion in margins could have a material adverse effect on Advanced Circuits’ financial condition, business and results of operations.
Risks Related to Aeroglide
Aeroglide requires additional capacity to maintain its current level of growth; failure to add capacity or broaden its outsourcing relationships could adversely affect Aeroglide’s financial condition, business and results of operations.
     Aeroglide’s facilities are at or near capacity. Aeroglide will need to either increase their manufacturing capacity or add outsourced manufacturing capacity in order to materially grow the business.
Risks Related to Anodyne
Anodyne’s business could be materially impacted by fluctuations in raw material costs, such as foam, vinyl or fabric.
     Anodyne’s results of operations could be materially impacted by fluctuations in the cost of raw materials such as foam, vinyl or fabric. In particular, fluctuations in the cost of polyurethane foam could have a material effect on profitability. Since August of 2005, the cost of polyurethane foam has increased significantly, in some cases by over 40%. There can be no assurance that increases in the costs of raw materials such as polyurethane foam can be passed along to customers. Any inability to pass on increases in the costs of raw materials could materially impact Anodyne’s profitability.

Certain of Anodyne’s products are subject to regulation by the FDA.
     Certain of Anodyne’s mattress products are Class II devices within Section 201(h) of the Federal Food, Drug and Cosmetic Act (21 USC §321(h) (the “FDCA”) and, as such, are subject to the requirements of the FDCA and certain rules and regulations of the Food and Drug Administration (the “FDA”). Prior to our acquisition of Anodyne, one of its subsidiaries received a warning letter from the FDA in connection with certain deficiencies identified during a regular FDA audit, including noncompliance with certain design control requirements, certain of the good manufacturing practice regulations defined in 21 C.F.R. 820 and certain record keeping requirements. Anodyne’s subsidiary has undertaken corrective measures to address the deficiencies and continues to fully cooperate with the FDA. Anodyne is vulnerable to actions that may be taken by the FDA which have a material adverse effect on Anodyne and/or its business. The FDA has the authority to inspect without notice, and to take any disciplinary action that it sees fit.
A change in Medicare Reimbursement Guidelines may reduce demand for Anodyne’s products.
     Certain change in Medicare Reimbursement Guidelines may reduce demand for medical support surfaces and have a material effect on Anodyne’s operating performance.
Risks Related to CBS Personnel
CBS Personnel’s business depends on its ability to attract and retain qualified staffing personnel that possess the skills demanded by its clients.
     As a provider of temporary staffing services, the success of CBS Personnel’s business depends on its ability to attract and retain qualified staffing personnel who possess the skills and experience necessary to meet the requirements of its clients or to successfully bid for new client projects. CBS Personnel must continually evaluate and upgrade its base of available qualified personnel through recruiting and training programs to keep pace with changing client needs and emerging technologies. CBS Personnel’s ability to attract and retain qualified staffing personnel could be impaired by rapid improvement in economic conditions resulting in lower unemployment, increases in compensation or increased competition. During periods of economic growth, CBS Personnel faces increasing competition for retaining and recruiting qualified staffing personnel, which in turn leads to greater advertising and recruiting costs and increased salary expenses. If CBS Personnel cannot attract and retain qualified staffing personnel, the quality of its services may deteriorate and its financial condition, business and results of operations may be materially adversely affected.
Customer relocation of positions filled by CBS Personnel may materially adversely affect CBS Personnel’s financial condition, business and results of operations.
     Many companies have built offshore operations, moved their operations to offshore sites that have lower employment costs or outsourced certain functions. If CBS Personnel’s customers relocate positions filled by CBS Personnel, this would have a material adverse effect on the financial condition, business and results of operations of CBS Personnel.
CBS Personnel assumes the obligation to make wage, tax and regulatory payments for its employees, and as a result, it is exposed to client credit risks.
     CBS Personnel generally assumes responsibility for and manages the risks associated with its employees’ payroll obligations, including liability for payment of salaries and wages (including payroll taxes), as well as group health and retirement benefits for its leased employees. These obligations are fixed, whether or not its clients make payments required by services agreements, which exposes CBS Personnel to credit risks of its clients, primarily relating to uncollateralized accounts receivables. If CBS Personnel fails to successfully manage its credit risk, its financial condition, business and results of operations may be materially adversely affected.
CBS Personnel is exposed to employment-related claims and costs and periodic litigation that could materially adversely affect its financial condition, business and results of operations.
     The temporary services business entails employing individuals and placing such individuals in clients’ workplaces. CBS Personnel’s ability to control the workplace environment of its clients is limited. As the employer of record of its temporary employees, it incurs a risk of liability to its temporary employees and clients for various workplace events, including claims of misconduct or negligence on the part of its employees; discrimination or harassment claims against its employees, or claims by its employees of discrimination or harassment by its clients; immigration-related claims; claims relating to violations of wage, hour and other workplace regulations; claims relating to employee benefits, entitlements to employee benefits, or errors in the calculation or administration of such benefits; and possible claims relating to misuse of customer confidential information, misappropriation of assets or other similar claims. CBS Personnel may incur fines and other losses and negative publicity with respect to any of these situations. Some the claims may result in litigation, which is expensive and distracts management’s attention from the operations of CBS Personnel’s business. Furthermore, while CBS Personnel maintains insurance with respect to many of these items, it, may not be able to continue to obtain insurance at a cost that does not have a material adverse effect upon it. As a result, such claims (whether by reason of it not having insurance or by reason of such claims being outside the scope of its insurance) may have a material adverse effect on CBS Personnel’s financial condition, business and results of operations.
CBS Personnel’s workers’ compensation loss reserves may be inadequate to cover its ultimate liability for workers’ compensation costs.
     CBS Personnel self-insures its workers’ compensation exposure for certain employees. The calculation of the workers’ compensation reserves involves the use of certain actuarial assumptions and estimates. Accordingly, reserves do not represent an exact calculation of liability. Reserves can be affected by both internal and external events, such as adverse developments on existing claims or changes in medical costs, claims handling procedures, administrative costs, inflation, and legal trends and legislative changes. As a result, reserves may not be adequate.
     If reserves are insufficient to cover the actual losses, CBS Personnel would have to increase its reserves and incur charges to its earnings that could be material.
Risks Related to Halo
Increases in the portion of end customers buying directly from manufacturers could have a material adverse affect on the business of Halo.
     The promotional products industry supply chain is comprised of multiple levels. As a distributor, Halo does not manufacturer or decorate the promotional products it sells. Though management believes distributors play a valuable role in the industry, increases in the portion of end customers buying directly from manufacturers could have a material adverse affect on the business of Halo.
The loss of a significant number of account executives could adversely affect the business of Halo.
     Halo relies on its large staff of account executives to develop and maintain relationships with end customers. Halo’s sales force is comprised of both full time employees and sub-contractors. These professionals have relationships with customers of varying sizes and profitability. Though management believes its compensation structure and support of its sales forces is comparable or better than many industry participants, there can be no assurances that Halo will be able to retain their continuing services. The loss of a significant number of account executives could adversely affect the business of Halo.
Halo relies on suppliers for the timely delivery of products to end customers. Delays in the delivery of promotional products to customers could adversely affect Halo’s results of operations.
     Halo often relies on many of its suppliers to ship directly to its end customers. Delays in the shipment of products or supply shortages in promotional products in high demand could affect Halo’s standing with its end customers and adversely affect Halo’s results of operations.
Risks Related to Silvue
Silvue derives a significant portion of its revenue from the eyewear industry. Any economic downturn in this market or increased regulations by the Food and Drug Administration, would materially adversely affect its operating results and financial condition.
     Silvue’s customers are concentrated in the eyewear industry, so the economic factors impacting this industry also impact its operations and revenues. Silvue’s management estimates that in 2006 approximately 88% of its net sales were from the premium eyewear industry. Silvue’s management estimates that it had approximately 17% share of this market in 2005. Any downturn in this market would materially adversely affect its operating results and financial condition. Further, Silvue’s coating technology is utilized primarily on mid and high value lenses. A decline in the ophthalmic and sunglass lens industry in general, or a change in consumers’ preferences from mid and high value lenses to low value lenses within the industry, may have a material adverse effect on its financial condition, business and results of operations.

Silvue’s technology is compatible with certain substrates and processes and competes with a number of products currently sold on the market. A change in the substrate, process or competitive landscape could have a material adverse affect on its financial condition, business and results of operations.
     Silvue provides material for the coating of polycarbonate, acrylic, glass, metals and other surfaces. Its business is dependent upon the continued use of these substrates and the need for its products to be applied to these substrates. In addition, Silvue’s products are compatible with certain application techniques. New application techniques designed to improve performance and decrease costs are being developed that may be incompatible with Silvue’s coating technologies. Further, Silvue competes with a number of large and small companies in the research, development, and production of coating systems. A competitor may develop a coating system that is technologically superior and render Silvue’s products less competitive. Any of these conditions may have a material adverse effect on its financial condition, business and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     NONE

ITEM 2. — PROPERTIES
     Advanced Circuits operations are located in a 61,058 square foot building in Aurora, Colorado. This facility is leased and comprises both the factory and office space. The lease term is for 15 years with a renewal option for an additional 10 years.
     Aeroglide owns a 110,000 square foot facility in Cary, North Carolina, which houses its manufacturing operations and headquarters. It also leases an approximate 8,000 square foot facility in Cary, North Carolina that is used as a testing and lab facility. Aeroglide also leases the following five facilities:
•	13,500 square foot storage facility in Raleigh, N.C.;

•	2,650 square foot sales facility in Trevose, Pennsylvania;

•	950 square foot sales/service facility in Stamford, England;

•	1,383 square foot sales facility in Kuala Lumper, Malaysia; and

•	1,400 square foot sales/service facility in Shanghai, China
     Anodyne leases a 32,000 square foot facility in Coral Springs, Florida, which houses its manufacturing and distribution operations for the east coast. It also leases an 80,000 square foot facility in Corona, California, which houses the manufacturing and distribution facilities for the west coast.
     CBS Personnel’s principal executive offices are located in Cincinnati, Ohio where it leases office space. CBS Personnel provides staffing services through 144 branch offices located in 18 states. Lease terms for the branch offices typically run from 3 to 5 years.
     Halo leases a 40,000 square foot facility in Sterling, Illinois, which houses its headquarters. It also leases smaller offices in Chicago, Illinois, Oak Brook, Illinois (IT functions), Houston, Texas (sales), Nashville, Tennessee (sales) and in Cincinnati, Ohio (sales).
     Silvue leases three facilities as follows:
•	23,000 square foot facility in Anaheim, California, which houses its executive offices and research and development laboratories.

•	8,000 square foot facility in Carditt, Wales, which houses its distribution operations in Europe.

•	12,000 square foot facility in Chiba, Japan, which houses administrative offices, manufacturing operations and research and development laboratories.
     Our corporate offices are located in Westport, Connecticut, where we lease approximately 1,500 square feet from our Manager.
     We believe that our properties are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

ITEM 3. — LEGAL PROCEEDINGS
     In the normal course of business, we are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, we do not believe that their outcome will have a material adverse effect on our financial position or results of operations.

ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     NONE

Part II

Item 5. — Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our Trust stock trades on the Nasdaq Global Select Market under the symbol “CODI.” The following table sets forth the high and low closing price per share as reported by the Nasdaq Global Select during the periods indicated from May 16, 2006 (the first day of trading in our Trust stock) through December 31, 2006 (the ending date of this report). The highest and lowest closing prices per share of Trust stock were $13.45 and $17.67, respectively for the periods presented below:

Quarter Ended	High	Low
June 30, 2006	$15.10	$14.27
September 30, 2006	$15.36	$13.45
December 31, 2006	$17.67	$15.70
COMPARATIVE PERFORMANCE OF SHARES OF TRUST STOCK
     The performance graph shown below compares the change in cumulative total shareholder return on shares of trust stock with the NASDAQ Stock Market Index (US) and the NASDAQ Other Finance Index (US) from May 16, 2006, when we completed our initial public offering, through the quarter ended December 31, 2006. The graph sets the beginning value of shares of trust stock and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of shares of trust stock.

Data	June 30, 2006	September 30, 2006	December 31, 2006
Compass Diversified Trust	$94.88	$102.61	$116.66
NASDAQ Stock Market Index	$97.44	$101.31	$108.35
NASDAQ Other Finance Index	$94.03	$104.02	$107.59

Shareholders
     As of February 28, 2007 we had 20,450,000 shares of Trust outstanding that were held by three holders of record; however, we believe the number of beneficial owners of our shares is approximately 5,500.
Dividends
     During 2006 we declared and paid quarterly cash distributions to holders of record as follows:

Quarter Ended	Declaration Date	Payment Date	Distribution Per Share

June 30, 2006	June 27, 2006	July 18, 2006	$0.1327

September 30, 2006	September 27, 2006	October 19, 2006	$0.2625

December 31, 2006	January 5, 2007	January 24, 2007	$0.30
     We intend to continue to declare and pay regular quarterly cash distributions on all outstanding shares through fiscal 2007. Our distribution policy is based on the predictable and stable cash flows of our businesses and our intention to make distributions to our shareholders while reinvesting a portion of our operating cash flows in our businesses or in the acquisition of new businesses. If our strategy is successful, we expect to maintain and increase the level of our distributions to shareholders in the future.
     The declaration and payment of any future distribution is subject to the approval of the Company’s board of directors, which includes a majority of independent directors. The Company’s board of directors takes into account such matters as general business conditions, our financial condition, results of operations, capital requirements and any contractual, legal and regulatory restrictions on the payment of distributions by us to our shareholders or by our subsidiaries to us, and any other factors that the board of directors deems relevant. However, even in the event that the Company’s board of directors were to decide to declare and pay distributions, our ability to pay such distributions will be adversely impacted due to unknown liabilities, government regulations, financial covenants of the Revolving Credit Facility of the Company, funds needed for acquisitions and to satisfy short- and long-term working capital needs of our businesses, or if our businesses do not generate sufficient earnings and cash flow to support the payment of such distributions. In particular, we may incur additional debt in the future to acquire new businesses, which debt will have substantial debt commitments, which must be satisfied before we can make distributions. These factors could affect our ability to continue to make distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7.
Securities Authorized for Issuance under Equity Compensation Plans
NONE
Sales of Unregistered Securities
     On May 16, 2006, concurrently with our initial public offering, we issued 5,733,333 shares of Trust stock to our Manager in a private placement under Section 4(2) of the Securities Act of 1933 at a purchase price of $15.00 per share, for an aggregate offering price of $86 million and completed the private placement of 266,667 shares to Pharos, LLC an entity controlled by Mr. Massoud, the Chief Executive Officer of the Company, and owned by our management team, for approximately $4.0 million.
     In connection with the purchase of Anodyne from CGI on July 31, 2006, we issued 950,000 shares of newly issued stock to CGI as part of the purchase price in a private placement under Section 4(2) of the Securities Act of 1933. The shares were valued at $13.1 million or $13.77 per share, the average closing price of the shares on the Nasdaq Global market for the ten trading days ending on July 27, 2006.

Use of Proceeds from Initial Public Offering
     On May 16, 2006, we sold shares of Trust stock in our initial public offering and the concurrent private placement described above for a purchase price of $15.00 per share and an aggregate offering price of approximately $292.5 million. Our initial public offering was affected through a Registration Statement on Form S-1 (File No.333-130326) that was declared effective by the SEC on May 16, 2006. Ferris, Baker & Watts, BB&T Capital Markets, J.J.B. Hilliard, W.L. Lyons, Inc., Oppenheimer & Co., Sanders, Morris Harris, Ladenburg Thalman & Co. Inc.and Maxim Group, LLC were underwriters for the offering.
     The following table describes the source and use of proceeds from our initial public offering from May 16, 2006 to December 31, 2006:

Sources of Funds
($ in millions)
Net proceeds from initial public offering	$188.3
Investment of Pharos	4.0
Investment of CGI	86.0
Net proceeds from initial borrowing under third party credit facility	43.9

Total Sources	$322.2

Purchase of Equity:
CBS Personnel	$54.6
Crosman	26.1
Advanced Circuits	35.4
Silvue	23.2
Loans to businesses:
CBS Personnel	74.3
Crosman	46.4
Advanced Circuits	45.6
Silvue	14.3
General corporate purposes	2.3

Total Uses	$322.2

See Part III, Item 13 — “Certain Relationships and Related Party Transactions” for additional information about the acquisition of our businesses.

ITEM 6. — SELECTED FINANCIAL DATA
     The following table sets forth selected historical and other data of the Company and should be read in conjunction with the more detailed consolidated financial statements included elsewhere in this report. On January 5, 2007, we executed a purchase and sale agreement to sell our majority-owned subsidiary Crosman to Wachovia Partners for approximately $143 million in cash. As a result, the operating results of Crosman for the period of its acquisition by us (May 16, 2006) through December 31, 2006 are being reported as discontinued operations in accordance with SFAS 144, “Accounting for the Impairment of Long-Lived Assets”, and as such is not included in the data below. We anticipate recognizing a gain of approximately $36 to $37 million from the sale of Crosman in fiscal 2007.
     Selected financial data below includes the results at operations, cash flow and balance sheet data of the Company for the years ended December 31, 2005 and 2006. We were incorporated on November 18, 2005 (“inception”). Financial data included for the year ended December 31, 2005, therefore only includes the minimal activity experienced from inception to December 31, 2005.
     We completed our IPO on May 16, 2006 and used the proceeds of the IPO, separate private placement transactions that closed in conjunction with our IPO and from our third party credit facility to purchase controlling interests in four of our operating subsidiaries. On August 1, 2006, we purchased a controlling interest in an additional operating subsidiary, Anodyne. On January 5, 2007, we sold our interest in Crosman, one of the operating subsidiaries acquired on May 16, 2006. Financial data included below therefore only includes activity in our operating subsidiaries from May 16, 2006 through December 31, 2006, and in the case of Anodyne, from August 1, 2006 through December 31, 2006.

	Fiscal Year Ended December 31,
	2006	2005
	($ in thousands)
Statements of Operations Data:
Net sales	$410,873	$—
Cost of sales	311,641	—

Gross profit	99,232	—
Operating expenses:
Staffing	34,345	—
Selling, general and administrative	36,732	1
Management fee	4,376	—
Supplemental put expense	22,456	—
Research and development expense	1,806	—
Amortization expense	6,774	—

Operating loss	$(7,257)	$(1)

Loss from continuing operations	$(27,636)	$(1)

Net loss	$(19,249)	$(1)

Cash Flow Data:
Cash provided by operating activities	$20,563	$—
Cash (used in) investing activities	(362,286)	—
Cash provided by financing activities	351,073	(100)

Net increase in cash	$9,350	$100

Per Share Data:
Basic and fully diluted loss from continuing operations per share	$(2.18)	$—

Basic and fully diluted loss per share	$(1.52)	$—

	At December 31,
	2006	2005
	($ in thousands)
Balance Sheet Data:
Total current assets	$140,356	$3,408
Total assets	525,597	3,408
Current liabilities	162,872	3,309
Long-term debt	—	—
Total liabilities	242,755	3,309
Minority interests	27,131	100
Shareholders’ equity (deficit)	255,711	(1)

ITEM 7. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This item 7 contains forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the sections entitled” Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual Report.
Overview
Compass Diversified Trust, a Delaware statutory trust, was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company, was also formed on November 18, 2005. In accordance with the amended and restated trust agreement, dated as of April 25, 2006 (the “Trust Agreement”), the Trust is sole owner of 100% of the Trust Interests (as defined in the LLC Agreement) of the Company and, pursuant to the LLC Agreement, the Company has outstanding, the identical number of Trust Interests as the number of outstanding shares of the Trust. The Manager is the sole owner of the Allocation Interests of the Company. The Company is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.
The Trust and the Company were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. We characterize small to middle market businesses as those that generate annual cash flows of up to $40 million. We focus on companies of this size because of our belief that these companies are often more able to achieve growth rates above those of their relevant industries and are also frequently more susceptible to efforts to improve earnings and cash flow.
In pursuing new acquisitions, we seek businesses with the following characteristics:
•	North American based of operations;

•	stable and growing earnings and cash flow;

•	maintains a significant market share in defensible industry niche (i.e., has a “reason to exist”);

•	solid and proven management team with meaningful incentives;

•	low technological and/or product obsolescence risk; and

•	a diversified customer and supplier base.
Our management team’s strategy for our subsidiaries involves:
•	utilizing structured incentive compensation programs tailored to each business to attract, recruit and retain talented managers to operate our businesses;

•	regularly monitoring financial and operational performance, instilling consistent financial discipline, and supporting management in the development and implementation of information systems to effectively achieve these goals;

•	assisting management in their analysis and pursuit of prudent organic cash flow growth strategies (both revenue and cost related);

•	identifying and working with management to execute attractive external growth and acquisition opportunities; and

•	forming strong subsidiary level boards of directors to supplement management in their development and implementation of strategic goals and objectives.

Based on the experience of our management team and its ability to identify and negotiate acquisitions, we believe we are positioned to acquire additional attractive businesses. Our management team has a large network of over 2,000 deal intermediaries to whom it actively markets and who we expect to expose us to potential acquisitions. Through this network, as well as our management team’s active proprietary transaction sourcing efforts, we typically have a substantial pipeline of potential acquisition targets. In consummating transactions, our management team has, in the past, been able to successfully navigate complex situations surrounding acquisitions, including corporate spin-offs, transitions of family-owned businesses, management buy-outs and reorganizations. We believe the flexibility, creativity, experience and expertise of our management team in structuring transactions provides us with a strategic advantage by allowing us to consider non-traditional and complex transactions tailored to fit a specific acquisition target
In addition, because we intend to fund acquisitions through the utilization of our Revolving Credit Facility, we do not expect to be subject to delays in or conditions by closing acquisitions that would be typically associated with transaction specific financing, as in typically the case in such acquisitions. We believe this advantage is a powerful one and is highly unusual in the marketplace for acquisitions in which we operate.
Initial public offering and company formation
On May 16, 2006, we completed our initial public offering of 13,500,000 shares of the Trust at an offering price of $15.00 per share (“the IPO”). Total net proceeds from the IPO, after deducting the underwriters’ discounts, commissions and financial advisory fee, were approximately $188.3 million. On May 16, 2006, we also completed the private placement of 5,733,333 shares to CGI for approximately $86.0 million and completed the private placement of 266,667 shares to Pharos I LLC, an entity controlled by Mr. Massoud, the Chief Executive Officer of the Company, and owned by our management team, for approximately $4.0 million. CGI also purchased 666,667 shares for $10.0 million through the IPO.
On May 16, 2006, we also entered into a Financing Agreement, (the “Prior Financing Agreement”), which was a $225.0 million secured credit facility with Ableco Finance LLC, as collateral and administrative agent. On November 22, 2006, we terminated the Prior Financing Agreement and entered into a new $250 million Revolving Credit Facility (“Revolving Credit Facility”) with Madison Capital Funding, LLC (“Madison”) as agent. We initially borrowed $96.6 million of the Revolving Credit Facility to pay all amounts due under the Prior Financing Agreement and to pay for the fees and costs associated with establishing the Revolving Credit Facility.
We used the net proceeds of the IPO, the separate private placements that closed in conjunction with the IPO, and initial borrowings under our Prior Financing Agreement to make loans to and acquire controlling interest in each of the following businesses (the “businesses”), which controlling interests were acquired from certain subsidiaries of CGI and from certain minority owners of each business: We paid an aggregate of approximately $139.3 million for the purchase of controlling interests in our initial businesses, which include::
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
At the close of the acquisitions of the initial businesses, the Company’s board of directors engaged the Manager to externally manage the day-to-day operations and affairs of the Company, oversee the management and operations of the businesses and to perform those services customarily performed by executive officers of a public Company.
We are dependent upon the earnings of and cash distributions from, the businesses that we own to meet our corporate overhead and management fee expenses and to pay distributions. These earnings, net of any minority interests in these businesses, will be available:
•	First, to meet capital expenditure requirements, management fees and corporate overhead expenses

•	Second, to fund distributions from the businesses to the Company; and

•	Third, to be distributed by the Trust to shareholders.

Anodyne Acquisition
On August 1, 2006, we acquired approximately 47.3% of the outstanding capital stock, on a fully-diluted basis, of Anodyne which represents approximately 69.8% of the voting power of all Anodyne stock from CGI and Compass Medical Mattresses Partners, LP, a wholly owned, indirect subsidiary of CGI.
The purchase price aggregated $31.1 million for the Anodyne stock, the Original Loans and the Promissory Note, which purchase price was paid by the Company in the form of $17.3 million in cash and 950,000 shares of newly issued shares in the Trust. The shares were valued at $13.1 million or $13.77 per share. Transaction expenses were approximately $700,000. The cash consideration was funded through available cash and a drawing on our Prior Financing Agreement of approximately $18.0 million.
On October 5, 2006 Anodyne acquired Anatomic Concepts, Inc. (“Anatomic”). The cash purchase price was approximately $8.6 million. In addition, costs totaling $0.5 million were accrued in connection with the acquisition. Anatomic designs, manufactures and distributes medical support surfaces and medical patient positioning devices, including mattresses, mattress overlays and replacements, operating room patient positioning devices, operating table pads and related accessories. Anatomic is located in Corona, California.
Recent Developments
On January 5, 2007, we sold all of our interest in Crosman, an operating segment, for approximately $143 million. Closing and other transaction costs totaled approximately $2.4 million. Our share of the proceeds, after accounting for the redemption of Crosman’s minority holders and the payment of CGM’s profit allocation of $7.9 million was approximately $110 million. We will recognize a gain on the sale of approximately $36 to $37 million in fiscal 2007. $85.0 million of the net proceeds were used to repay amounts outstanding under the Company’s Revolving Credit Facility. The remaining net proceeds were invested in short-term investment securities pending future application.
Our consolidated financial statements reflect the activity of Crosman, as a discontinued operation in accordance with SFAS No.144, “Accounting for the impairment or disposal of long-lived assets”
The following table presents Crosman’s results of operations from May 16, 2006 through December 31, 2006 reflected in our consolidated financial statements as discontinued operations:

Net sales	$72,316
Costs and expenses	59,039

Income from discontinued operations	13,277
Other income, net	182

Income from discontinued operations before taxes	13,459
Provision for taxes	3,367
Minority interests	1,705

Net income from discontinued operations(1)	$8,387

(1)	This amount does not include intercompany interest expense incurred totaling approximately $3.2 million.
On February 28, 2007, we purchased a controlling interest in Aeroglide Corporation (“Aeroglide”). Aeroglide is a leading global designer and manufacturer of industrial drying and cooling equipment. Aeroglide provides specialized thermal processing equipment designed to remove moisture and heat as well as roasting, toasting and baking a variety of processed products. Its machinery includes conveyer driers and coolers, impingement driers, drum driers, rotary driers, toasters, spin cookers and coolers, truck and tray driers and related auxiliary equipment and is used in the production of a variety of human foods, animal and pet feeds and industrial products. Aeroglide utilizes an extensive engineering department to custom engineer each machine for a particular application. Aeroglide had sales of approximately $48 million for the year ended December 31, 2006.
A controlling interest in Aeroglide was purchased for approximately $57 million representing approximately 89% of the outstanding stock.

On February 28, 2007, we purchased a controlling interest in Halo Branded Solutions, Inc. (“Halo”). Operating under the brand names of Halo and Lee Wayne, Halo serves as a one-stop shop for over 30,000 customers providing design, sourcing, management and fulfillment services across all categories of its customer promotional product needs in effectively communicating a logo or marketing message to a target audience. Halo has established itself as a leader in the promotional products and marketing industry through its focus on servicing its group of over 700 account executives. Halo had sales of approximately $116 million for the year ended December 31, 2006.
A controlling interest in Halo was purchased for approximately $61 million, representing approximately 73.6% of the outstanding equity.
We expect that both businesses will be accretive to cash flow available for distribution in fiscal 2007 and beyond.
Results of Operations
We were formed on November 18, 2005 and acquired our initial businesses on May 16, 2006 and Anodyne on July 31, 2006, and, therefore cannot provide a comparison of our consolidated results of operations for the year ended December 31, 2006 with any prior year. In the following results of operations, we provide (i) our consolidated results of operations for the years ended December 31, 2006 and 2005, which includes the results of operations of our businesses (segments) as of May 16, 2006 and the results of operations of Anodyne from August 1, 2006, (ii) comparative and unconsolidated results of operations for each of the initial businesses, on a stand-alone basis, for years ended December 31, 2006 and 2005, and (iii) unconsolidated results of operations for Anodyne from August 1, 2006. Anodyne was formed in 2005, began business operations in February 2006 and was acquired by us on August 1, 2006. As a result, comparative results of operations are not available.
Consolidated Results of Operations — Compass Diversified Trust and Compass Group Diversified holdings LLC

	Years Ended December 31,
	2006	2005
Net sales	$410,873	$—
Cost of sales	311,641	—

Gross profit	99,232	—
Selling, general and administrative expense	71,077	1
Fees to manager	4,376	—
Supplemental put cost	22,456	—
Amortization of intangibles	6,774	—
Research and development expense	1,806	—

Operating loss	$(7,257)	$(1)

We do not generate any revenues apart from those generated by the businesses we own, control or operate. We may generate interest income on the investment of available funds, but expect such earnings to be minimal. Our investment in our businesses is typically in the form of loans from the Company to such businesses, as well as equity interests in those companies. Cash flows coming to the Trust and the Company is the result of interest payments on those loans, amortization of those loans and, in the future, potentially, dividends on our equity ownership. However, on a consolidated basis these items will be eliminated.
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annualized) of our adjusted net assets, which is defined in the Management Services Agreement (see Related Party Transactions). We accrue for the management fee on a quarterly basis. For the year ended December 31, 2006 we incurred approximately $4.4 million in expense for these fees.
In addition, concurrent with the IPO, we entered into a Supplemental Put Agreement with our Manager pursuant to which our Manager has the right to cause us to purchase the allocation interests then owned by them upon termination of the Management Services Agreement. The Company accrued approximately $22.5 million in non-cash expense during the year ended December 31, 2006 in connection with this agreement. This expense represents that portion of the estimated increase in the value of our original businesses over our basis in those businesses that our Manager is entitled to if the Management Services Agreement were terminated or those businesses were sold (see — Related Party Transactions).

We acquired our initial businesses on May 16, 2006. As a result, our consolidated operating results only include the results of operations for the 230 day period between May 16, 2006 and December 31, 2006. The following reflects a comparison of the historical results of operations for each of our initial businesses for the entire twelve-month period ending December 31, 2006, which we believe is a more meaningful comparison in explaining the historical financial performance of the business. These results of operations do not reflect any purchase accounting adjustments from our acquisition and are not necessarily indicative of the results to be expected for the full year going forward.
Advanced Circuits
Overview
     Advanced Circuits is a provider of prototype, quick-turn and volume production PCBs to customers throughout the United States. Collectively, prototype and quick-turn PCBs represent approximately 70.0% of Advanced Circuits’ net sales. Prototype and quick-turn PCBs typically command higher margins than volume production given that customers require high levels of responsiveness, technical support and timely delivery with respect to prototype and quick-turn PCBs and are willing to pay a premium for them. Advanced Circuits is able to meet its customers’ demands by manufacturing custom PCBs in as little as 24 hours, while maintaining over 98.0% error-free production rate and real-time customer service and product tracking 24 hours per day.
     While global demand for PCBs has remained strong in recent years, industry wide domestic production has declined by approximately 60% since 2000. In contrast, Advanced Circuits’ revenues have increased steadily as its customers’ prototype and quick-turn PCB requirements, such as small quantity orders and rapid turnaround, are less able to be met by low cost volume manufacturers in Asia and elsewhere. Advanced Circuits’ management anticipates that demand for its prototype and quick-turn printed circuit boards will remain strong.
     Over the past three years, Advanced Circuits has continued to improve its internal production efficiencies and enhance its service capabilities, resulting in increased profit margins. Additionally, Advanced Circuits has benefited from increased production capacity as a result of a facility expansion that was completed in 2003.
     Advanced Circuits does not depend or expect to depend upon any customer or group of customers, with no single customer accounting for more than 2% of its net sales. Advanced Circuits receives orders from over 8,000 customers and adds approximately 200 new customers per month.
     In September 2005, a subsidiary of CGI acquired Advanced Circuits, Inc. along with R.J.C.S. LLC, an entity previously established solely to hold Advanced Circuits’ real estate and equipment assets. Immediately following the acquisitions, R.J.C.S. LLC was merged into Advanced Circuits, Inc. The results for the year ended December 31, 2005, reflects the combined results of the two businesses. The following section discusses the historical financial performance of the combined entities.
Results of Operations
Fiscal Year Ended December 31, 2006 Compared to Fiscal Year Ended December 31, 2005
     The table below summarizes the combined statement of operations for Advanced Circuits for the fiscal years ending December 31, 2006 and December 31, 2005.

	Fiscal Year Ended
	December 31,
	2006	2005
	($ in thousands)
Net sales	$48,139	$41,969
Cost of sales	18,888	18,102

Gross profit	29,251	23,867
Selling, general and administrative expenses	14,934	8,283
Amortization of Intangibles	2,731	717

Income from operations	$11,586	$14,867

Net sales
     Net sales for the fiscal year ended December, 31 2006 was approximately $48.1 million as compared to approximately $42.0 million for the year ended December 31, 2005, an increase of approximately $6.2 million or 14.7%. The increase in net sales was largely due to increased sales in quick-turn production PCB, and prototype production, which increased by approximately $2.5 million and $1.8 million, respectively, and the addition of new customers from increased marketing efforts. Quick-turn production PCBs represented approximately 32.1% of gross sales for the year ended December 31, 2006 as compared to approximately 32.0% for the fiscal year ended December 31, 2005. Prototype production represented approximately 33.4% of sales for the fiscal year ended December 31, 2006 compared to approximately 34% for the fiscal year ended December 31, 2005.
Cost of sales
     Cost of sales for the fiscal year ended December 31, 2006 was approximately $18.9 million as compared to approximately $18.1 million for the year ended December 31, 2005, an increase of approximately $0.8 million or 4.3%. The increase in cost of sales was largely due to the increase in production volume offset in part by efficiencies realized from the increased capacity utilization at the Aurora Colorado facility.
     Gross profit margin increased by approximately 3.9% to approximately 60.8% for the year ended December 31, 2006 as compared to approximately 56.9% for the year ended December 31, 2005. The increase is due to increased capacity utilization. These benefits were partially offset by increased costs of laminates, Advanced Circuits’ primary raw material component in the production of PCB’s.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the year ended December 31, 2006 were approximately $14.9 million as compared to approximately $8.3 million for the year ended December 31, 2005, an increase of approximately $6.7 million. Approximately $3.8 million of the increase was due to loan forgiveness arrangements provided to Advanced Circuits’ management associated with CGI’s acquisition of Advanced Circuits. Additionally, approximately $0.3 million of the increase was due to increased advertising expenditures with the remainder of the increase due to increased compensation and other professional fees due to the increase in sales and scope of operations.
Amortization of intangible
     Amortization of intangibles for the year ended December 31, 2006 was approximately $2.7 million compared to approximately $0.7 million for the year ended December 31, 2005. This increase was due to the significant increase in the amortization of intangibles acquired as a result of the acquisition on September 20, 2005 and reflected for four fiscal quarters in 2006 compared to only one fiscal quarter in 2005.
Income from operations
     Income from operations was approximately $11.6 million for the year ended December 31, 2006 as compared to approximately $14.9 million for the year ended December 31, 2005, a decrease of approximately $3.3 million or 22.1%. The decrease in income from operations was principally due to the non-cash costs associated with loan forgiveness compensation arrangements of approximately $3.8 million.
CBS Personnel
Overview
     CBS Personnel, a provider of temporary staffing services in the United States, provides a wide range of human resources services, including temporary staffing services, employee leasing services, permanent staffing and temporary-to-permanent placement services. CBS Personnel derives a majority of its revenues from its temporary staffing services, which generated approximately 97.2% and 97.1% of revenues for fiscal years ended December 31, 2006 and 2005, respectively. CBS Personnel serves over 4,000 corporate and small business clients and during an average week places over 24,000 temporary employees in a broad range of industries, including manufacturing, transportation, retail, distribution, warehousing, automotive supply, construction, industrial, healthcare and financial sectors.
     As a result of relatively flat economic conditions, CBS Personnel’s revenues increased slightly (1.5%) compared to fiscal 2005. As the salaries of temporary employees represent the largest costs of providing staffing services, the increase in number of temporary workers on hire has resulted in a corresponding increase in CBS Personnel’s costs of revenues. Based on forecasts of continued economic growth, CBS Personnel’s management believes the demand for temporary staffing services will continue to grow.
     CBS Personnel’s business strategy includes maximizing production in existing offices, increasing the number of offices within a market when conditions warrant, and expanding organically into contiguous markets where it can benefit from shared management and administrative expenses. CBS Personnel typically enters into new markets through acquisition. In keeping with these strategies, CBS Personnel acquired substantially all of the assets of PMC Staffing Solutions, Inc., DBA Strategic Edge Solutions (SES) on November 27, 2006. This acquisition gave CBS Personnel a presence in the Baltimore, Maryland area, while increasing its presence in the Chicago, Illinois area. SES revenues for the eleven months ended November 27, 2006 were approximately $31.4 million and are not included in the information below. SES derives its revenues primarily from the light industrial market. CBS Personnel continues to view acquisitions as an attractive means to enter new geographic markets.
Fiscal Year Ended December 31, 2006 as Compared to Fiscal Year Ended December 31, 2005
     The table below summarizes the consolidated statement of operations data for CBS Personnel for the fiscal years ended December 31, 2006 and December 31, 2005:

	Fiscal Year Ended December 31,
	2006	2005
	($ in thousands)
Revenues	$551,080	$543,012
Direct cost of revenues	446,820	441,685

Gross profit	104,260	101,327
Staffing expense	54,847	54,249
Selling, general and administrative expenses	25,666	26,723
Amortization expense	2,687	1,902

Income from operations	$21,060	$18,453

Revenues
     Revenues for the year ended December 31, 2006 increased approximately $8.1 million over the corresponding twelve months ended December 31, 2005. Revenues from light industrial staffing increased approximately $25.1 million year over year, and included approximately $2.8 million from the SES acquisition. This increase was partially offset by a $10.7 million decrease in revenues from clerical services, and a $5.0 million decrease in revenues from medical and payroll services. The remaining decrease in revenues is attributable to the remaining niche segments serviced by CBS Personnel. These decreases in revenues include approximately $7.1 million attributable to one specific customer that CBS personnel stopped providing service for in the fourth quarter of 2005, due to the customer’s credit issues.
Direct cost of revenues
     Direct cost of revenues for the twelve months ended December 31, 2006 increased approximately $5.1 million principally due to those costs associated with the increase in revenues and the SES acquisition. The acquisition of SES accounted for approximately $2.7 million of the increase. The remaining increase is the result of higher revenue volume in temporary services, which was substantially offset by lower workers’ compensation costs. A favorable actuarial adjustment of approximately $2.5 million was recorded in 2006, reflecting CBS Personnel’s initiatives to reduce workers’ compensation exposure and to settle claims. Gross profit totaled approximately 18.9% and 18.7% as a percentage of revenues in each of the twelve-month periods ended December 31, 2006 and 2005, respectively. The increase in gross profit as a percent of revenues is primarily attributable to lower workers’ compensation costs as discussed above. This decrease in workers’ compensation cost was partially offset by a shift in product mix to larger accounts and light industrial accounts, which typically have lower margins.
Staffing expense
     Staffing expense for the twelve months ended December 31, 2006 increased approximately $0.6 million principally due to cost associated with the increase in revenues and for the SES acquisition.

Selling, general and administrative expenses
     Selling, general and administrative expenses for the twelve months ended December 31, 2006 decreased approximately $1.1 million. The SES acquisition contributed an increase of approximately $0.1 million. This increase was offset by nonrecurring costs associated with the equity recapitalization and the SES acquisition in 2006 of approximately $0.6 million compared to expenses of approximately $1.2 million associated with the reorganization of field operations in 2005 and for lower bad debt expense of approximately $0.4 million.
Amortization expense
     Amortization expense increased approximately $0.8 million in the twelve months ended December 31, 2006 as a result of the recapitalization in connection with CODI’s purchase of a controlling interest in CBS Personnel in May 2006. As part of the recapitalization, CBS Personnel repaid their original long-term debt, which required CBS to write off the remaining balance of deferred financing costs of $1.6 million related to that debt.
Income from operations
     Income from operations increased approximately $2.6 million to $21.1 million in the twelve months ended December 31, 2006 compared to $18.5 million for twelve months ended December 31, 2005 principally as a result of the factors described above.
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
     We believe that the hardcoatings industry will experience growth as the use of existing materials requiring hardcoatings continues to grow, new materials requiring hardcoatings are developed and new uses of hardcoatings are discovered. Silvue’s management expects additional growth in the industry as manufacturers continue to outsource the development and application of hardcoatings used on their products.
     To respond to increasing demand for coating systems, Silvue is focused on growth through the development of new products providing either greater functionality or better value to its customers. Silvue currently owns nine patents relating to its coatings portfolio and continues to invest in the research and development of additional proprietary products. Further, driven by input from customers and the changing demands of the marketplace, Silvue actively endeavors to identify new applications for its existing products.
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
     The results for the fiscal year ended December 31, 2005, reflects the results of Silvue and its predecessor company, SDC Technologies. In November 2005, Silvue’s management made the strategic decision to halt operations at its application facility in Henderson, Nevada. The operations included substantially all of Silvue’s application services business, which has historically applied Silvue’s coating systems and other coating systems to customer’s products and materials. The facility was shut down in November 2006.

Results of Operations
Fiscal Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     The table below summarizes the consolidated statement of operations for Silvue for the fiscal year ended December 31, 2006 and for the fiscal year ended December 31, 2005:

	Fiscal Year Ended
	December 31,
	2006	2005
	($ in thousands)
Net sales	$24,068	$21,491
Cost of sales	7,098	7,497

Gross profit	16,970	13,994
Selling, general and administrative expenses	8,426	7,552
Research and development costs	1,129	1,226
Amortization of intangibles	745	709

Operating income	6,670	4,507

Net sales
     Net sales for the year ended December 31, 2006 was approximately $24.1 million as compared to approximately $21.5 million for the year ended December 31, 2005, an increase of approximately $2.6 million or 12.0%. This increase was principally due to additional sales associated with Nippon ARC of approximately $2.1 million. Nippon ARC, purchased on April 1, 2005 contributed a full year’s sales in 2006. In addition, growth within Silvue’s core ophthalmic business and expansion in sales of Silvue’s aluminum coatings products accounted for approximately $1.7 million of the increase. These increases were offset in part by the decrease in sales attributable to the application facility in Henderson, Nevada.
Cost of sales
     Cost of sales for the year ended December 31, 2006 was approximately $7.1 million as compared to approximately $7.5 million for the year ended December 31, 2005, a decrease of approximately $0.4 million or 5.2%. This decrease was principally due to a reduction in costs associated with the elimination of the application processing facility aggregating approximately $1.2 million. This decrease was offset in part by increased cost directly associated with the increased sales at Silvue’s Nippon ARC operations totaling approximately $0.9 million.
Selling, general and administrative expense
     Selling, general and administrative expenses for the year ended December 31, 2006 were approximately $8.4 million as compared to approximately $7.6 million for the year ended December 31, 2005, an increase of approximately $0.8 million or 11.5%. The increase in selling, general and administrative expenses was primarily due to (i) the inclusion of Nippon ARC, which had selling and general administrative expenses of $1.8 million in fiscal 2006 compared to $1.5 million in fiscal 2005 and (ii) increased legal and professional fees of $0.5 million.
Research and development costs
     Research and development costs for the year ended December 31, 2006 were approximately $1.1 million as compared to approximately $1.2 million for the year ended December 31, 2005.
Amortization of intangibles
     Amortization of intangibles for the year ended December 31, 2006 was approximately $0.7 million in each of the years ended December 31, 2006 and 2005, respectively.

Operating income
     Income from operations was approximately $6.7 million for the year ended December 31, 2006 as compared to approximately $4.5 million for the year ended December 31, 2005, an increase of approximately $2.2 million or 48.0%. This increase was principally due to the acquisition of Nippon ARC which contributed approximately $0.8 million in additional operating income and from the organic growth in revenues from existing ophthalmic customers and the expansion in sales in aluminum coating products.
Results of Operations for Anodyne
Overview
     Anodyne was formed in January 2006 in order to purchase the assets and operations of AMF and SenTech which were completed on February 15, 2006. Both AMF and SenTech manufacture and distribute patient positioning devices (medical support surfaces or mattresses). On October 5, 2006, Anodyne purchased a third manufacturer and distributor of patient positioning devices, Anatomic Concepts. Anatomic Concepts’ operations were merged into the AMF operations.
     The medical support surfaces industry is fragmented in nature. Management estimates the market is comprised of approximately 70 small participants who design and manufacture products for preventing and treating decubitus ulcers. Decubitus ulcers, or pressure ulcers, are formed on immobile medical patients through continued pressure on one area of skin. Decubitus ulcers are caused by the placement of continuous pressure on some point of skin for a prolonged period of time. Immobility caused by injury, old age, chronic illness or obesity are the main causes for the development of pressure ulcers. In these cases, the person lying in the same position for a long period of time puts pressure on a small portion of the body surface. This pressure, if continued for sustained period, can close blood capillaries that provide oxygen and nutrition to the skin. Over a period of time, these cells deprived of oxygen begin to break down and form sores. Contributing factors to the development of pressure ulcers are sheer, or pull on the skin due to the underlying fabric, and moisture, which increases propensity to breakdown.
     The U.S. market for specialty beds and medical support surfaces market was estimated to be $1.6 billion in 2005 and was forecast to reach $2.9 billion by 2012 (Frost and Sullivan). Management believes the medical support surfaces industry will continue to grow due to several favorable demographic and industry trends including the increasing incidence of obesity in the United States, increasing life expectancies, and an increasing emphasis on prevention of pressure ulcers by hospitals and long term care facilities.
     Beyond favorable demographic trends, Anodyne’s managements believes hospitals are placing an increased emphasis on the prevention of pressure ulcers. Frost and Sullivan estimates that approximately one million pressure ulcers occur annually in the United States generating an estimated $1.3 billion in annual costs to hospitals alone. According to Medicare reimbursement guidelines, pressure ulcers are eligible for reimbursement by third party payers only when they are diagnosed upon hospital admission. Additionally, third party payers only provide reimbursement for preventative mattresses under limited circumstances. The end result is that if an at risk patient develops pressure ulcers while at the hospital; the hospital is required to bear the cost of healing. As a result of increasing litigation and the high cost of healing pressures ulcers, hospitals are now focusing on using pressure relief equipment to reduce the incidence of hospital acquired pressure ulcers.
     Anodyne’s strategy for approaching this market includes offering its customers consistently high quality products on a national basis; leveraging its scale to provide industry leading research and development and pursuing cost savings through scale purchasing and operational efficiencies.
     We purchased Anodyne from CGI on July 31, 2006. As such, our consolidated financial statements include the results of operations of Anodyne for the five month period ended December 31, 2006. Anodyne’s results of operations include the results of Anatomic Concepts since October 5, 2006. We have not presented comparative results for Anodyne, as the company formed in 2005 and such comparisons are unavailable. In addition, the following results of operations do not reflect any purchase accounting adjustments resulting from our acquisition.

Results of Operations
The results of operations of Anodyne from February 15, 2006 to December 31, 2006 are shown in the following table:

Fiscal
2006
Net sales	$23,367
Cost of sales	17,505

Gross profit	5,862
Selling, general and administrative expenses	4,901
Amortization expense	709

Income from operations	$252

     Anodyne’s sales were below expectations in fiscal 2006 due primarily to the delay in fulfillment of a supply contract with a major customer. The issues surrounding this delay have been substantially resolved to date and management expects Anodyne to record sales equal to or exceeding its current 2007 expectations.
     Income from operations were lower than our expectations primarily due to the delay in sales which also negatively impacted cost of sales due to lower production capacity utilization. Selling, general and administrative expenses were as expected. We anticipate increased operating income for Anodyne relative to sales in fiscal year 2007 as Anodyne’s SenTech operations has begun to deliver additional sales.
Liquidity and Capital Resources
On May 16, 2006 we completed an initial public offering and concurrent private placement of shares of Trust stock, each representing a beneficial interest in the Company. The net proceeds from these offerings after underwriter’s commissions, discounts and offering costs totaled approximately $269.8 million.
We used the net proceeds from our initial public offering and private placement together with the $50 million term loan from our Prior Financing Agreement to acquire controlling interests in, and to provide loans to, our businesses on May 16, 2006. On July 31, 2006 we acquired a controlling interest in Anodyne. As a consequence, our consolidated cash flows from operating, financing and investing activities reflect the inclusion of our businesses for the period between May 16, 2006 and December 31, 2006 and cash flows from Anodyne’s results for five months (August 1, 2006 through December 31, 2006). Any comparison of our consolidated cash flows for this partial period in 2006 to any prior period is not meaningful.
At December 31, 2006, on a consolidated basis, cash flows provided by operating activities totaled approximately $20.6 million, which represents the inclusion of the results of operations of the businesses for 230 days (May 16, 2006 through December 31, 2006).
Cash flows used in investing activities totaled approximately $362.3 million, which principally reflects the costs to acquire the initial businesses and Anodyne. Cash flow provided by financing activities totaled $351.1 million, principally reflecting the net proceeds of the shareholder offerings and draw-downs of debt from our Revolving Credit Facility.
At December 31, 2006, we had approximately $7.0 million of cash on hand and the following outstanding loans due from each of our businesses:
•	CBS Personnel — approximately $63.5 million;

•	Advanced Circuits — approximately $37.3 million;

•	Silvue — approximately $17.0 million; and

•	Anodyne — approximately $21.2 million.
In addition, we had loans due from Crosman totaling $50.5 million. These loans were repaid, together with accrued interest from the net proceeds from the sale of Crosman on January 5, 2007.

The following represents the assets and liabilities of Crosman recorded as discontinued operations at December 31, 2006:

Assets:
Cash	$2,706
Accounts receivable, net	23,550
Inventory	16,211
Other current assets	4,169

Current assets of discontinued operations	46,636

Property, plant and equipment, net	12,567
Goodwill and other intangible assets, net	49,165
Other assets	3,526

Non-current assets of discontinued operations	65,258

Total assets of discontinued operations	$111,894

Liabilities:
Accounts payable	$7,472
Other current liabilities	6,547

Current liabilities of discontinued operations	$14,019

Non-current liabilities of discontinue operations	$6,634

Total liabilities of discontinued operations	$20,653

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
In November 2006, CBS borrowed approximately $5.0 million in order to help finance its acquisition of SES.
Our primary source of cash is from the receipt of interest and principal on our outstanding loans to our businesses. Accordingly, we are dependent upon the earnings of and cash flow of these businesses, which are available for (i) operating expenses; (ii) payment of principal and interest under our Financing Agreement,; (iii) payments to CGM due or potentially due pursuant to the Management Services Agreement, the LLC Agreement, and the Supplemental Put Agreement; (iv) cash distributions to our shareholders and (v) investments in future acquisitions. Payments made under (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by the Company, which may require the Company to dispose of assets or incur debt to fund such expenditures. A non-cash charge to earnings of approximately $22.5 million was recorded during the year ended December 31, 2006 in order to recognize our estimated, potential liability in connection with the Supplemental Put Agreement between us and CGM. Approximately $7.9 million of this amount will be paid in the first quarter of fiscal 2007 (see Related Party transactions). We believe that we currently have sufficient liquidity and resources to meet our existing obligations including anticipated distributions to our shareholders over the next twelve months.

Concurrently with our Initial Public Offering, we entered into a third party $225 million credit facility with Ableco Finance LLC as agent, and other lenders. On November 21, 2006, we terminated this credit facility which we refer to throughout this report as the Prior Financing Agreement when we entered into our new Revolving Credit Facility and repaid all the outstanding principal and interest under the Prior Financing Agreement. We initially borrowed $96.6 million of the Revolving Credit Facility to pay all amounts due under the Prior Financing Agreement and to pay for the fees and costs associated with establishing the Revolving Credit Facility.
On November 21, 2006, we obtained a $250 million Revolving Credit Facility with an option to increase the facility by $50 million from a group of lenders (“Lenders”) led by Madison Capital Funding, LLC as agent. The Revolving Credit Facility allows for loans at either base rate or LIBOR. Base rate loans bear interest at a fluctuating rate per annum equal to the greater of (i) the prime rate of interest published by the Wall Street Journal and (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period, plus a margin ranging from 1.50% to 2.50% based upon the ratio of total debt to adjusted consolidated earnings before interest expense, tax expense, and depreciation and amortization expenses for such period (the “Total Debt to EBITDA Ratio”). LIBOR loans bear interest at a fluctuating rate per annum equal to the London Interbank Offer Rate, or LIBOR, for the relevant period plus a margin ranging from 2.50% to 3.50% based on the Total Debt to EBITDA Ratio. We are required to pay commitment fees ranging between 0.75% and 1.25% per annum on the unused portion of the Revolving Credit Facility.
The Lenders agreed to issue letters of credit under the Revolving Line of Credit in an aggregate face amount not to exceed $50 million outstanding at any time. At no time may the (i) aggregate principal amount of all amounts outstanding under the Revolving Line of Credit, plus (ii) the aggregate amount of all outstanding letters of credit, exceed the Loan Commitment.
The Revolving Credit Facility is secured by all the assets of the Company, including our equity interests and loans to our businesses. We paid approximately $4.6 million for administrative and closing fees, which we are amortizing over the life of the loan.
The Revolving Credit Facility contains various covenants, including financial covenants, with which we must comply. The financial covenants include (i) a requirement to maintain, on a consolidated basis, a fixed coverage ratio of at least 1.5:1, (ii) an interest coverage ratio not to exceed less than 3:1 and (iii) a total debt to earnings before interest, depreciation and amortization ratio of not to exceed 3:1. In addition, the Credit Agreement contains limitations on, among other things, items, certain acquisition, consolidations, sales of assets and the incurrence of debt. In January 2007, the Revolving Credit Facility was increased by $5.0 million. Outstanding indebtedness under the Revolving Credit Facility will mature on November 21, 2011.
At December 31, 2006, we are in compliance with all covenants.
We intend to use our Revolving Credit Facility to pursue acquisitions of additional businesses to the extent permitted under our Financing Agreement and to provide for working capital needs. As of December 31, 2006, the Company had $85 million in revolving credit commitments outstanding under the Revolving Credit Facility. This amount was repaid with the proceeds from the sale of Crosman on January 5, 2007.
On February 28, 2007, we purchased a majority interest in two companies, Aeroglide and Halo. The total purchase price for these acquisitions, including our share of the transactions costs, aggregated $118.7 million. We funded the transactions with excess cash on hand ($24.2 million), resulting from the Crosman sale, and borrowings under our Revolving Credit Facility ($94.5 million). The availability of our Revolving Credit Facility was approximately $106 million after the borrowing for these two acquisitions.
On July 18, 2006 we paid a distribution of $0.1327 per share to all holders on record on July 11, 2006 and on October 19, 2006 we paid a distribution $0.2625 per share to holders of record on October 13, 2006. On January 24, 2007, we paid a distribution of $0.30 per share to holders of record on January 11, 2007. Respectively, these distributions represent (i) a pro-rata distribution for the quarter ended June 30, 2006 and (ii) a full distribution for the quarters ended September 30, 2006 and December 31, 2006. We intend to continue to declare and pay regular quarterly cash distributions.
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

Year Ended
(in thousands)	December 31, 2006

Net loss	$(19,249)
Adjustment to reconcile net loss to cash provided by operating activities
Depreciation and amortization	10,290
Supplemental put expense	22,456
Silvue’s in-process R&D expensed at acquisition date	1,120
Advanced Circuit’s loan forgiveness accrual	2,760
Minority interest	2,950
Deferred taxes	(2,281)
Loss on Ableco debt retirement	8,275
Other	(450)
Changes in operating assets and liabilities	(5,308)

Net cash provided by operating activities	20,563
Plus:
Unused fee on credit facilities(1)	1,291
Changes in operating assets and liabilities	5,308

Less:

Maintenance capital expenditures(2)
CBS Personnel	209
Crosman (3)	1,926
Advanced Circuits	392
Silvue	304
Anodyne	636

Estimated cash flow available for distribution	$23,695

Distribution paid July 2006	$(2,587)
Distribution paid September 2006	(5,368)
Distribution declared January 2007	(6,135)

Total distributions	$(14,090)

(1)	Represents the commitment fee on the unused portion of our third-party loans.

(2)	Represents maintenance capital expenditures that were funded from operating cash flow and excludes approximately $2.3 million of growth capital expenditures for the period ended December 31, 2006.

(3)	Crosman was sold on January 5, 2007 (see Note D to the consolidated financial statements).
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
Related Party Transactions
We have entered into the following agreements with CGM. Any fees associated with the agreements described below must be paid, if applicable, prior to the payment of any distributions to shareholders.
•	Management Services Agreement

•	LLC Agreement

•	Supplemental Put Agreement
Management Services Agreement — We entered into a Management Services Agreement (“Agreement”) with CGM effective May 16, 2006. The Agreement provides for CGM to perform services for us in exchange for a management fee paid quarterly and equal to 0.5% of our adjusted net assets. We amended the Agreement on November 8, 2006, to clarify that adjusted net assets are not reduced by non-cash charges associated with the Supplemental Put, which amendment was unanimously approved by the Compensation Committee and the Board of Directors. The management fee is required to be paid prior to the payment of any distributions to shareholders. For the year ended December 31, 2006 we paid approximately $4.4 million to CGM for its quarterly management fees.
LLC Agreement — As distinguished from its position of providing management services to us, pursuant to the Management Services Agreement, CGM is also an equity holder of our allocation interests. As such, CGM has the right to a distribution pursuant to a profit allocation formula upon the occurrence of certain events. CGM paid $100,000 for the aforementioned allocation interests and has the right to cause the Company to purchase the allocation interests it owns under certain circumstances, (see Supplemental Put Agreement below).
Supplemental Put Agreement — As distinct from its role as our Manager, CGM is also the owner of 100% of the allocation interests in the Company. Concurrent with the IPO, CGM and the Company entered into a Supplemental Put Agreement, which may require the Company to acquire these allocation interests upon termination of the Management Services Agreement. Essentially, the put rights granted to CGM require us to acquire CGM’s allocation interests in the Company at a price based on a percentage of the increase in fair value in the Company’s businesses over its basis in those businesses. Each fiscal quarter we estimate the fair value of our businesses for the purpose of determining our potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. For the year ended December 31, 2006, we recognized approximately $22.5 million in non-cash expense related to the Supplemental Put Agreement. As a result of the sale of Crosman on January 5, 2007, CGM is currently due $7.9 million. We expect to pay CGM this amount in the first fiscal quarter of 2007.
Anodyne Acquisition
On July 31, 2006, we acquired from CGI and its wholly-owned, indirect subsidiary, Compass Medical Mattress Partners, LP (the “Seller”) approximately 47.3% of the outstanding capital stock, on a fully-diluted basis, of Anodyne, representing approximately 69.8% of the voting power of all Anodyne stock. Pursuant to the same agreement, we also acquired from the Seller all of the Original Loans. On the same date, we entered into a Note Purchase and Sale Agreement with CGI and the Seller for the purchase from the Seller of a Promissory Note issued by a borrower controlled by Anodyne’s chief executive officer totaling $5.2 million. The promissory Note accrues interest at the rate of 13% per annum and is added to the Notes principal balance. The Note matures in August, 2008. The balance of the Promissory Note and accrued interest totals approximately $5.4 million at December 31, 2006.
CGM acted as an advisor to us in the Anodyne acquisition for which it received transaction services fees and expense payments totaling approximately $300,000.
Advanced Circuits Acquisition
In connection with the acquisition of Advanced Circuits by CGI in September 2005, Advanced Circuits loaned certain officers and members of management of Advanced Circuits $3,409,100 for the purchase of 136,364 shares of Advanced Circuit’s common stock. On January 1, 2006, Advanced Circuits loaned certain officers and members of management of Advanced Circuits $4,834,150 for the purchase of an additional 193,366 shares of Advanced Circuit’s common stock. The notes bear interest at 6% and interest is added to the notes. The notes are due in September 2010 and December 2010 and are subject to mandatory prepayment provisions if certain conditions are met.
Advanced Circuits granted the purchasers of the shares the right to put to Advanced Circuits a sufficient number of shares at the then fair market value of such shares, to cover the tax liability that each purchaser may have. Approximately $0.8 million of compensation expense calculated using the Black Scholes model related to these rights and is reflected in selling and general administrative expenses for the year ended December 31, 2006.
In connection with the issuance of the notes as described above, Advanced Circuits implemented a performance incentive program whereby the notes could either be partially or completely forgiven based upon the achievement of certain pre-defined financial performance targets. The measurement date for determination of any potential loan forgiveness is based on the financial performance of Advanced Circuits for the fiscal year ended December 31, 2010. The Company believes that the achievement of the loan forgiveness is probable and is accruing any potential forgiveness over a service period measured from the issuance of the notes until the actual measurement date of December 31, 2010. During fiscal 2006, the Company accrued approximately $1.6 million for this loan forgiveness. This expense is reflected as a component of general and administrative expenses, and is component of other liabilities as of December 31, 2006.

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
     The table below summarizes the payment schedule of our contractual obligations at December 31, 2006.

		Less than	1—3	3—5	More than
(in thousands)	Total	1 Year	Years	Years	5 Years

Operating Lease Obligations (a)	$28,012	$7,080	$11,002	$4,639	$5,291
Purchase Obligations (b)	83,584	39,227	24,136	20,221	—
Supplemental Put Obligation (c)	14,702	—	—	—	—

	$126,298	$46,307	$35,138	$24,860	$5,291

(a)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.

(b)	Reflects non-cancelable commitments as of December 31, 2006, including: (i) shareholder distributions of $24.5 million, (ii) management fees of $9.6 million per year over the next five years and; (iii) other obligations, including amounts due under employment agreements.

(c)	The supplemental put obligation represents the long-term portion of an estimated liability accrued as if our management services agreement with CGM had been terminated. This agreement has not been terminated and there is no basis upon which to determine a date in the future, if any, that this amount will be paid.
     The table does not include the long-term portion of the actuarially developed reserve for workers compensation, which does not provide for annual estimated payments beyond one year. This liability, totaling approximately $13.2 million at December 31, 2006, is included in our balance sheet as a component of other non-current liabilities.
Critical Accounting Estimates
     The following discussion relates to critical accounting policies for the Company, the Trust and each of our businesses.
     The preparation of our financial statements in conformity with GAAP will require management to adopt accounting policies and make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates under different assumptions and judgments and uncertainties, and potentially could result in materially different results under different conditions. Our critical accounting estimates are discussed below. These estimates are generally consistent with the accounting policies followed by the businesses we plan to acquire. These critical accounting estimates are reviewed by our independent auditors and the audit committee of our board of directors.
Supplemental Put Agreement
     In connection with our Manager’s agreement, we entered into a supplemental put agreement with our Manager pursuant to which our Manager has the right to cause the Company to purchase the allocation interests then owned by our Manager upon termination of the management services agreement for a price to be determined in accordance with the supplemental put agreement. We record the supplemental put agreement at its fair value quarterly by recording any change in value through the income statement. The fair value of the supplemental put agreement is largely related to the value of the profit allocation that our Manager, as holder of allocation interests, will receive. The valuation of the supplemental put agreement requires the use of complex models, which require highly sensitive assumptions and estimates. The impact of over-estimating or under-estimating the value of the supplemental put agreement could have a material effect on operating results. In addition, the value of the supplemental put agreement is subject to the volatility of our operations which may result in significant fluctuation in the value assigned to this supplemental put agreement.

Revenue Recognition
     We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Provisions for customer returns and other allowances based on historical experience are recognized at the time the related sale is recognized.
     In addition, CBS Personnel recognizes revenue for temporary staffing services at the time services are provided by CBS Personnel employees and reports revenue based on gross billings to customers. Revenue from CBS Personnel employee leasing services is recorded at the time services are provided. Such revenue is reported on a net basis (gross billings to clients less worksite employee salaries, wages and payroll-related taxes). We believe that net revenue accounting for leasing services more closely depicts the transactions with its leasing customers and is consistent with guidelines outlined in Emerging Issue Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The effect of using this method of accounting is to report lower revenue than would be otherwise reported.
Business Combinations
     The acquisitions of our businesses are accounted for under the purchase method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions are based on estimated fair values as of the date of the acquisition, with the remainder, if any, to be recorded as identifiable intangibles or goodwill. The fair values are determined by our management team, taking into consideration information supplied by the management of the acquired entities and other relevant information. Such information typically includes valuations supplied by independent appraisal experts for significant business combinations. The valuations are generally based upon future cash flow projections for the acquired assets, discounted to present value. The determination of fair values requires significant judgment both by our management team and by outside experts engaged to assist in this process. This judgment could result in either a higher or lower value assigned to amortizable or depreciable assets. The impact could result in either higher or lower amortization and/or depreciation expense.
Goodwill, Intangible Assets and Property and Equipment
     Trademarks are considered to be indefinite life intangibles. Goodwill represents the excess of the purchase price over the fair value of the assets acquired. Trademarks and goodwill will not be amortized. However, we will be required to perform impairment reviews at least annually and more frequently in certain circumstances.
     The goodwill impairment test is a two-step process, which requires management to make judgments in determining certain assumptions used in the calculation. The first step of the process consists of estimating the fair value of each of our reporting units based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is then compared to its corresponding carrying value. The impairment test for trademarks requires the determination of the fair value of such assets. If the fair value of the trademark is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, and material adverse effects in relationships with significant customers.
     The “implied fair value” of reporting units is determined by management and generally is based upon future cash flow projections for the reporting unit, discounted to present value. We use outside valuation experts when management considers that it would be appropriate to do so.
     Intangibles subject to amortization, including customer relationships, noncompete agreements and technology are amortized using the straight-line method over the estimated useful lives of the intangible assets, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of intangibles subject to amortization whenever indications of impairment are present.
     Property and equipment are initially stated at cost. Depreciation on property and equipment computed using the straight-line method over the estimated useful lives of the property and equipment after consideration of historical results and anticipated results based on our current plans. Our estimated useful lives represent the period the asset is expected to remain in service assuming normal routine maintenance. We review the estimated useful lives assigned to property and equipment when our business experience suggests that they may have changed from our initial assessment. Factors that lead to such a conclusion may include physical observation of asset usage, examination of realized gains and losses on asset disposals and consideration of market trends such as technological obsolescence or change in market demand.
     We perform impairment reviews of property and equipment, when events or circumstances indicate that the value of the assets may be impaired. Indicators include operating or cash flow losses, significant decreases in market value or changes in the long-lived assets’ physical condition. When indicators of impairment are present, management determines whether the sum of the undiscounted future cash flows estimated to be generated by those assets is less than the carrying amount of those assets. In this circumstance, the impairment charge is determined based upon the amount by which the carrying value of the assets exceeds their fair value. The estimates of both the undiscounted future cash flows and the fair values of assets require the use of complex models, which require numerous highly sensitive assumptions and estimates.
Allowance for Doubtful Accounts
     The Company records an allowance for doubtful accounts on an entity-by-entity basis with consideration for historical loss experience, customer payment patterns and current economic trends. The Company reviews the adequacy of the allowance for doubtful accounts on a periodic basis and adjusts the balance, if necessary. The determination of the adequacy of the allowance for doubtful accounts requires significant judgment by management. The impact of either over or under estimating the allowance could have a material effect on future operating results.
Workers’ Compensation Liability
     CBS self-insures its workers’ compensation exposure for certain employees. CBS establishes reserves based upon its experience and expectations as to its ultimate liability for those claims using developmental factors based upon historical claim experience. CBS continually evaluates the potential for change in loss estimates with the support of qualified actuaries. As of December 31, 2006, CBS had approximately $20.9 million of workers’ compensation liability. The ultimate settlement of this liability could differ materially from the assumptions used to calculate this liability, which could have a material adverse effect on future operating results.
Deferred Tax Assets
     Several of the majority owned subsidiaries have deferred tax assets recorded at December 31, 2006 which in total amount to approximately $11.7 million. These deferred tax assets are comprised of liabilities not currently deductible for tax purposes. The temporary differences that have resulted in the recording of these tax assets may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Realization of the deferred tax assets is dependent on generating sufficient future taxable income. Based upon the expected future results of operations, we believe it is more likely than not that we will generate sufficient future taxable income to realize the benefit of existing temporary differences, although there can be no assurance of this. The impact of not realizing these deferred tax assets would result in an increase in income tax expense for such period when the determination was made that the assets are not realizable. (See Note K — “Income taxes”)
Recent Accounting Pronouncements
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
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements". This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. We have not yet determined the impact that the implementation of SFAS No. 157 will have on our results of operations or financial condition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

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
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying in a current year misstatement. The provisions of SAB 108 were effective for the Company for its December 31, 2006 year-end. The adoption of SAB 108 had no impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of the adoption of SFAS No. 159 on its financial position and results of operations.

ITEM 7A. — Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
     At December 31, 2006, we were exposed to interest rate risk primarily through borrowings under our Revolving Credit Facility because borrowings under this agreement are subject to variable interest rates. We had outstanding $85.0 million under our Revolving Credit Facility. In the event that interest rates associated with the Revolving Credit Facility were to increase by 100 basis points the impact on future cash flows would be a decrease of $0.85 million. On January 5, 2007, we repaid this facility with the proceeds from the sale of Crosman.
     We expect to borrow under our Revolving Credit Facility in the future in order to finance our short term working capital needs and future acquisitions.
Exchange Rate Sensitivity
     At December 31, 2006, we were not exposed to significant foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations.

ITEM 8. — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The consolidated financial statements and financial statement schedules referred to in the index contained on page F-1 of this report are incorporated herein by reference.

ITEM 9. — CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     NONE

ITEM 9A(T) — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
(a) The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding require disclosure.
(b) Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Section 404 Compliance Project
Beginning with the fiscal year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include management’s report on our internal control over financial reporting in our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our registered independent public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting.
Inherent Limitation of the Effectiveness of Internal Control
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

ITEM 9B. — OTHER INFORMATION
     None

PART III
ITEM 10. — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors and Executive Officers
     The LLC agreement provides that the Company’s board of directors must consist at all times of at least a majority of independent directors, and permits the board of directors to decrease or increase the size of the board of directors to no less than five or up to thirteen directors, respectively. Further, the board of directors will be divided into three classes serving staggered three-year terms. The terms of office of Classes I, II and III expire at different times in annual succession, with one class being elected at each year’s annual meeting of shareholders. Messrs. Edwards and Lazarus are members of Class I and will serve until the 2008 annual meeting, Messrs. Bottiglieri and Waitman are members of Class II and will serve until the 2007 annual meeting and Messrs. Day and Ewing are members of Class III and will serve until the 2008 annual meeting. Messrs. Edwards, Ewing, Lazarus and Waitman will be the company’s independent directors.
     Pursuant to the LLC agreement, as holder of the allocation interests, our Manager has the right to appoint one director to the Company’s board of directors, subject to adjustment. Any appointed director will not be required to stand for election by the shareholders. Mr. Massoud currently serves as the Manager’s appointed director.
     The directors and officers of the Company, and their ages and positions as of February 28, 2007, are set forth below:

		Serving as Officer
Director	Age	or Director Since	Position
C. Sean Day	57	2006	Chairman/Director
Harold S. Edwards	41	2006	Director
D. Eugene Ewing	58	2006	Director
Mark H. Lazarus	43	2006	Director
Ted Waitman	57	2006	Director
I. Joseph Massoud	38	2005	Director, Chief Executive Officer
James J. Bottiglieri	51	2005	Director, Chief Financial Officer
The following biographies describe the business experience of the Company’s current directors and executive officers:
     Harold S. Edwards has served as a director of the Company since April 2006. Mr. Edwards has been the president and chief executive officer of Limoneira Company, an agricultural, real estate and community development company, since November 2004. Prior to joining Limoneira Company, Mr. Edwards was the president of Puritan Medical Products, a division of Airgas Inc. from January 2003 to November 2004; vice president and general manager of Latin American and Global Expert of Fischer Scientific International, Inc. from September 2001 to December 2002; general manager of Cargill Animal Nutrition Philippines operations, a division of Cargill, Inc. from May 2001 to September 2001; and managing director of Agribrands Philippines, Inc., a division of Agribrands International (Purina) from 1999 to May 2001. Mr. Edwards is a graduate of American Graduate School of International Management and Lewis and Clark College.
     Mark H. Lazarus has served as a director of the Company since April 2006. Mr. Lazarus has been the president of Turner Entertainment Group since 2003. In this capacity, he oversees TBS, Turner Network Television, Turner Classic Movies and Turner South, the Turner animation unit, which includes Cartoon Network, Boomerang and cartoonnetwork.com, Turner Sports, and Turner Entertainment Sales and Marketing. Prior to being named the Turner Entertainment Group’s president, Mr. Lazarus served as president of Turner Entertainment Sales and Marketing and president of Turner Sports from 1999 to 2003. Prior to joining Turner Broadcasting in 1990, Mr. Lazarus was a network buyer and planner for Backer, Spielvogel, Bates, Inc., and an account executive for NBC Cable. Mr. Lazarus is a graduate of Vanderbilt University.
     C. Sean Day has served as a director of the Company since April 2006. Since 1999, Mr. Day has been the president of Seagin International and was the chairman of the board of directors of The Compass Group International LLC (“The Compass Group”). Previously, Mr. Day was president and chief executive officer of Navios Corporation, a large bulk shipping company based in Stamford, Connecticut. Mr. Day has also held a number of senior management positions in the shipping and finance industries. Mr.

Day is a graduate of the University of Capetown and Oxford University. Mr. Day is currently the chairman of the boards of directors of Teekay Shipping Corporation, Teekay Offshore GP LLC the general partner of Teekay Offshore Partners LP; Teekay GP LLC the general partner of Teekay LNG Partners LP; and a member of the board of directors of Kirby Corporation, all NYSE listed companies, and serves as a director for certain of our subsidiary companies.
     I. Joseph Massoud has served as a director of the Company since December 2005. In addition to being the managing partner of our Manager, Mr. Massoud has been the Chief Executive Officer of the Company since its inception on November 18, 2005. From 1998 to November 2005, Mr. Massoud was the president and managing partner of The Compass Group International LLC. Previously, Mr. Massoud was an executive officer with Petroleum Heat and Power, Inc. (“Petro”), an active acquirer and of home heating oil businesses. Prior to joining Petro, Mr. Massoud was with Colony Capital, Inc., a Los Angeles based private equity firm. Mr. Massoud has also worked as a management consultant with McKinsey & Co. Mr. Massoud is a summa cum laude graduate of Claremont McKenna College and the Harvard Business School. Mr. Massoud currently serves as a director for all of our subsidiary companies, as well as for Teekay LNG Partners, an NYSE company.
     James J. Bottiglieri has served as a director of the Company since December 2005. Mr. Bottiglieri has been the Chief Financial Officer of the Company since its inception on November 18, 2005. Mr. Bottiglieri has also been an executive vice president of The Compass Group International LLC since October 2005. Previously, Mr. Bottiglieri was the senior vice president/controller of WebMD Corporation, which we refer to as WebMD, a leading provider of business, technology and information solutions to the health care industry. Prior to joining WebMD, Mr. Bottiglieri was vice president/controller of Star Gas Corporation, a diversified home energy distributor and service provider which was also an affiliate of Petro. Mr. Bottiglieri has also worked with a predecessor firm of KPMG LLP, a public accounting firm. Mr. Bottiglieri became a certified public accountant in 1980. Mr. Bottiglieri is a graduate of Pace University. Mr. Bottiglieri serves as a director for all of our subsidiary companies.
     D. Eugene Ewing has served as a director since April 2006. Mr. Ewing is the managing member of Deeper Water Consulting, LLC, which we refer to as Deeper Water, which provides long term strategic financial and business operating advice to its clients. His areas of specialty include business management, financial structuring, and strategic tax planning and corporate transactions. Deeper Water’s clients include companies in a variety of industries including real estate, manufacturing and professional services. He was formerly a partner at Arthur Andersen LLP for 18 years and a vice president of the Fifth Third Bank. Mr. Ewing is on the advisory boards for the business schools at Northern Kentucky University and the University of Kentucky. Mr. Ewing is a graduate of the University of Kentucky. Mr. Ewing is also a member of the board of directors of CBS Personnel Holdings, Inc.
     Ted Waitman has served as a director since April 2006. Mr. Waitman is presently the president and chief executive officer of CPM-Roskamp Champion, which we refer to as CPM, a leading designer and manufacturer of process equipment for the oilseed and animal feed industries based in Waterloo, Iowa. Mr. Waitman has served in a variety of roles with CPM since 1978, including manufacturing manager of worldwide operations and general manager for the Roskamp Champion division. Mr. Waitman is a graduate of the University of Evansville. Mr. Waitman is the president of the Process Equipment Manufacturers Association.

Compensation Committee Interlocks and Insider Participation
     None of the Company’s executive officers or members of the Company’s board of directors has served as a member of the compensation committee (or if no committee performs that function, the board of directors) of any other entity that has an executive officer serving as a member of the Company’s board of directors or compensation committee.
AUDIT COMMITTEE REPORT
     Our audit committee is composed of three independent directors, all of whom are financially literate. In addition, the board has determined that Mr. Ewing, an independent director and the chairman of the audit committee, qualifies as an audit committee financial expert as defined by the SEC. The audit committee operates under a written charter, which reflects NASDAQ listing standards and Sarbanes-Oxley Act requirements regarding audit committees. A copy of the charter is included as Exhibit A to this proxy statement and is available on the company’s website at www.compassdiversifiedtrust.com.
     The audit committee’s primary role is to assist the board in fulfilling its responsibility for oversight of (1) the quality and integrity of the consolidated financial statements and related disclosures, (2) compliance with legal and regulatory requirements, (3) the independent auditors’ qualifications, independence and performance and (4) the performance of our internal audit and control functions.
     The company’s management is responsible for the preparation of the financial statements, the financial reporting process and the system of internal controls. The independent auditors are responsible for performing an audit of the financial statements in accordance with auditing standards generally accepted in the United States, and issuing an opinion as to the conformity of those audited financial statements to U.S. generally accepted accounting principles. The audit committee monitors and oversees these processes.
     The audit committee has adopted a policy designed to ensure proper oversight of our independent auditor. Under the policy, the audit committee is directly responsible for the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing any other audit review (including resolution of disagreements among management, the manager, and the auditor regarding financial reporting), or attestation services. In addition, the audit committee is responsible for pre-approving any non-audit services provided by the company’s independent auditors. The audit committee’s charter also ensures that the independent auditor discusses with the audit committee important issues such as internal controls, critical accounting policies, any instances of fraud and the consistency and appropriateness of our accounting policies and practices.
     The audit committee has reviewed and discussed with management and Grant Thornton LLP, the company’s independent auditor, the audited financial statements as of and for the year ended December 31, 2006. The audit committee has also discussed with Grant Thornton LLP the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). In addition, the audit committee has received from the independent auditor its written report required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed its independence from the company and its management. The audit committee also considered whether the non-audit services provided by Grant Thornton LLP to us during 2006 were compatible with its independence as auditor.
     Based on these reviews and discussions, the audit committee has recommended to the board, and the board has approved, the inclusion of the audited financial statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Members of the Audit Committee
D. Eugene Ewing, Chairman
Harold S. Edwards
Ted Waitman
The information contained in the report above shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Exchange Act or the Securities Act of 1933, as amended, except to the extent that we specifically incorporate it by reference in such filing.

ITEM 11. — EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview of our Executive Compensation
     The Company was formed on November 18, 2005 and completed its initial public offering on May 16, 2006. It had no prior operating history. The current executive officers, Messrs. Massoud and Bottiglieri, are employed by Compass Group Management LLC, our Manager, and are seconded to the Company which means that they have been assigned by our Manager to work for the Company during the term of the management services agreement. The Company does not have any other executive officers. Our Manager determines and pays the compensation of these officers who we refer to as the “Named Executive Officers,” subject to the reimbursement described below.
     We do not pay any compensation to our executive officers seconded to us by our Manager. Our Manager is responsible for the payment of compensation to the executive officers seconded to us. We do not reimburse our Manager for the compensation paid to our Chief Executive Officer, I. Joseph Massoud. We do, however, pay our Manager a quarterly management fee and our Manager uses the proceeds from the management fee, in part, to pay compensation to Mr. Massoud. Pursuant to the management services agreement with our Manager, we reimburse our Manager for the compensation paid to our Chief Financial Officer, Mr. James J. Bottiglieri. Such reimbursement is approved by the Company’s compensation committee. Mr. Bottiglieri is paid pursuant to an employment agreement as described below.
     Our Manager owns 100% of the allocation interests of the Company, which generally will entitle our manager to receive a 20% profit allocation as a form of equity incentive, subject to the Company’s profits with respect to a business exceeding an annualized hurdle rate of 7%, which hurdle is tied to such business’ growth relative to our consolidated net equity. No amounts were paid under these allocation interests during fiscal year 2006.
     The discussion that follows relates to the compensation policies and philosophy for Mr. Bottiglieri only, as the compensation of Mr. Massoud is not reimbursed by the Company.
Elements of Our Executive Compensation and How Each Relates to Our Overall Compensation Objectives
     Annual compensation for Mr. Bottiglieri is paid pursuant to an employment agreement. Mr. Bottiglieri’s employment agreement provides that his annual compensation is to be paid through a combination of a base salary and an annual cash bonus. Both elements are designed to be competitive with comparable employers in our industry and intended to provide incentives and reward Mr. Bottiglieri for his contributions to the Company.
Objectives of Our Executive Compensation and What it is Designed to Reward
     The primary objective of the base salary and annual cash bonus elements of our executive compensation is to attract and retain a qualified and talented individual as Chief Financial Officer. Through payment of a competitive base salary, we recognize particularly the experience, skills, knowledge and responsibilities required of the Chief Financial Officer position. An annual cash bonus is designed to reward our Chief Financial Officer’s individual performance during the year and can therefore be variable from year to year.
How We Determine the Amount of Each Element
     To determine the amount of our Chief Financial Officer’s base salary and annual cash bonus, we informally consider competitive market practices, by speaking with reputable recruitment agencies and reviewing annual reports on Form 10-K or similar information of other companies. We do not use compensation consultants at this time.
     When establishing Mr. Bottiglieri’s 2006 base salary, the compensation committee and management considered a number of factors including Mr. Bottiglieri’s seniority, the functional role of his position, the level of his responsibility, the ability to replace Mr. Bottiglieri and the base salary of Mr. Bottiglieri at his prior employment.

     Mr. Bottiglieri’s salary is reviewed on an annual basis, as well as at the time of promotion or other changes in responsibilities. The leading factor in determining increases in salary level is the employment market in Connecticut for other senior financial executives. We expect the salary of our Chief Financial Officer to stay relatively constant with adjustments largely reflecting additional responsibilities assumed or to compensate for cost of living increases.
     The annual cash bonus element of our executive compensation policy is determined on a discretionary basis and is largely based upon the job performance of Mr. Bottiglieri in completing his responsibilities. It is not based upon the performance of the Company and is unrelated to the amount of Mr. Bottiglieri’s base salary. The employment agreement for Mr. Bottiglieri defines the minimum amount of annual cash bonus to be paid for any fiscal year to be $100,000, but does not limit the amount of his annual bonus. The amount of Mr. Bottiglieri’s annual cash bonus for 2006 was established by our chief executive officer and approved by our compensation committee. Mr. Bottiglieri’s annual cash bonus is accrued quarterly in the Company’s consolidated financial statements and is updated based on the amount of the annual cash bonus approved by the compensation committee.
Summary Compensation Table
The following Summary Compensation Table summarizes the total compensation accrued for our Chief Financial Officer in 2006.

Change In
						Non-Equity	Pension Value And
				Stock	Option	Incentive Plan	Non-Qualified Deferred	All
		Salary	Bonus	Awards	Awards	Compensation	Compensation Earnings	Other Compensation	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)	($)

James J. Bottiglieri Chief Financial Officer (1)	2006	218,750	75,000	—	—	—	—	41,004 (3)	334,754

(1)	Mr. Bottiglieri began employment with our Manager on May 16, 2006. Mr. Bottiglieri’s annual rate of salary for 2006 was $350,000.

(2)	The named executive did not participate in any stock award, stock option, non equity incentive or non qualified deferred stock compensation plans.

(3)	Includes the following payments we paid on behalf of the executive:

	Healthcare
	Contributions	Insurance Premiums	401-K Contributions	Total
Name	($)	($)	($)	($)

James J. Bottiglieri	$9,711	$68	$30,625	$41,004
Grants of Plan Based Awards
     None of our named executives participate in or have account balances in any plan based award programs.
Employment Agreements
     Employment Agreement with James J. Bottiglieri. In September 2005, The Compass Group entered into an employment agreement with Mr. Bottiglieri, our Chief Financial Officer that provided for a two-year term. This agreement was assigned to our current manager as part of the IPO. A summary of the terms of Mr. Bottiglieri’s current employment agreement is set forth below.
     Pursuant to the employment agreement, Mr. Bottiglieri’s current base salary is $350,000. The Manager has the right to increase, but not decrease, the base salary during the term of the employment agreement. The employment agreement provides that Mr. Bottiglieri is entitled to receive an annual bonus, which bonus must not be less than $100,000, as determined in the sole judgment of our board of directors. Pursuant to the employment agreement, if Mr. Bottiglieri’s employment is terminated by him without good reason (as defined in the employment agreement) before the completion of two years of employment or terminated by our Manager for cause (as defined in the employment agreement), he will be entitled to receive his accrued but unpaid base salary. In addition, if his employment is terminated due to a disability, he will be entitled to receive an amount equal to six months of his base salary and one-half times his average bonus for any fiscal year during his employment. If Mr. Bottiglieri terminates his employment for good reason or without good reason after the completion of two years of employment but prior to the completion of four years of employment or if the Manager terminates his employment other than for cause, he will be entitled to receive his accrued but unpaid base salary plus

$300,000. The employment agreement prohibits Mr. Bottiglieri from soliciting any of the Manager’s or Company’s employees for a period of two years after the termination of his employment. The employment agreement also requires that he protect the Company’s confidential information.
Outstanding Equity Awards at Fiscal Year-End; Option Exercises and Stock Vested
     None of our named executives have ever held options to purchase interests in us or other awards with values based on the value of our interests.
Pension Benefits
     None of our named executives participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.
Nonqualified Deferred Compensation
     None of our named executives participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.
Potential Payments upon Termination or Change in Control
     The following summarizes potential payments payable to our executive officers upon termination of employment or a change in control of us under their current employment agreements:
Employment Agreement with James J. Bottiglieri. Pursuant to his employment agreement, if Mr. Bottiglieri’s employment is terminated by him without good reason (as defined in the employment agreement) before the completion of two years of employment or terminated by our manager for cause (as defined in the employment agreement), he will be entitled to receive his accrued but unpaid base salary. In addition, if his employment is terminated due to a disability, he will be entitled to receive an amount equal to six months of his base salary and one-half times his average bonus for any fiscal year during his employment. If Mr. Bottiglieri terminates his employment for good reason or without good reason after the completion of two years of employment but prior to the completion of four years of employment or if the Manager terminates his employment other than for cause, he will be entitled to receive his accrued but unpaid base salary plus $300,000. The Company is accruing this obligation to Mr. Bottiglieri over a three year period and accrued $67,000 for this obligation during fiscal 2006.
Supplemental Put Agreement. As distinct from its role as our Manager, our Manager is also the owner of 100% of the allocation interests in the Company. Our Manager is owned and controlled by its sole and managing member, our Chief Executive Officer, Mr. Massoud. Concurrent with our IPO, we entered into a supplemental put agreement with our Manager pursuant to which our Manager shall have the right to cause the Company to purchase the allocation interests then owned by our Manager upon either (i) the termination of the management services agreement (other than as a result of our Manager’s resignation), or (ii) our Manager resigns on any date that is at least three years after the closing of our IPO. Essentially, the put rights granted to our Manager require us to acquire our Manager’s allocation interests in the Company at a price based on a percentage of the increase in fair value in the company’s businesses over its basis in those businesses. Each fiscal quarter the fair value of our subsidiaries is estimated for the purpose of determining the Company’s potential liability associated with the supplemental put agreement. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. For the year ended December 31, 2006, the Company accrued approximately $22.5 million for the potential liability associated with the supplemental put agreement. See the section “Certain Relationships and Related Party Transactions” for additional information related to the supplemental put agreement.
Compensation of Directors
     Our non-management directors receive annual cash retainers of $40,000, or $60,000 if serving as the Company’s chairman, payable in equal quarterly installments, as well as cash compensation for attendance at committee meetings and an annual retainer for service as committee chairman, both as described below. For fiscal year 2006, the annual retainers began to accrue to the directors as of April 25, 2006. Directors (including the chairman) are reimbursed for reasonable out-of -pocket expenses incurred in attending meetings of the board of directors or committees and for any expenses reasonably incurred in their capacity as directors. The Company also reimburses directors for all reasonable and authorized business expenses related to service to the Company by the directors in accordance with the policies of the Company as in effect from time to time.
     Messrs. Edwards, Ewing, Lazarus and Waitman have been independent directors since the closing of our initial public offering in May 2006.

     Each member of the Company’s various standing committees also receives the following compensation related to service to these committees:
•	for attending a committee meeting in person (if any): $2,000 for each meeting of the audit committee; $2,000 for each meeting of the nominating and corporate governance committee; and $2,000 for each meeting of the compensation committee; and

•	for attending a telephonic committee meeting (if any): $1,000 for each meeting of the audit committee; $1,000 for each meeting of the nominating and corporate governance committee; and $1,000 for each meeting of the compensation committee
     The chairperson of the audit committee, nominating and corporate governance committee and compensation committee also receive an annual cash retainer payable in equal quarterly installments of $10,000, $5,000 and $5,000, respectively.
     Non-management directors also receive on or around January 1st of each year $20,000, or $30,000 if serving as the Company’s chairman, of shares in the Trust. The non-management directors receive that number of shares in the Trust that can be purchased with $20,000 or $30,000, as applicable, at the market price on the date of purchase.
     Mr. Day is an equity owner in an entity that is entitled to receive a percentage of any profit allocation paid by the Company to our Manager, as more particularly described herein under the section entitled “Certain Relationships and Related Party Transactions.”
     The following table provides compensation paid or accrued by us to our directors in 2006:

						Change in Pension Value
						and Non-Qualified
	Fees Earned			Option	Non-Equity Incentive	Deferred Compensation	All other
	or Paid in Cash	Stock Awards		Awards	Plan Compensation	Earnings	Compensation
Name	($)	($)		($)	($)	($)	($)	Total
C. Sean Day	$41,045	$30,000	(1)	$—	$—	$—	$—	$71,045
Harold S. Edwards	42,783	20,000	(1)	—	—	—	—	62,783
D. Eugene Ewing	45,204	20,000	(1)	—	—	—	—	65,204
Mark H. Lazarus	31,363	20,000	(1)	—	—	—	—	51,363
Ted Waitman	40,783	20,000	(1)	—	—	—	—	60,783

Totals	$201,178	$110,000		$(2)	$(2)	$(2)	$—	$311,178

(1)	Represents 1,683 fully vested shares for C. Sean Day and 1,122 fully vested shares for each other director issued pursuant to the annual award described above. These shares were received by the directors on January 3, 2007.

(2)	The Company does not have any stock option, non-equity incentive or deferred compensation arrangements for any of its directors.

ITEM 12. — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS
PRINCIPAL SHAREHOLDERS/SECURITY OWNERSHIP OF DIRECTORS
AND EXECUTIVE OFFICERS
     The following table sets forth information regarding the beneficial ownership of shares of Trust stock by each person who is known to us to be the beneficial owner of more than five percent of the outstanding shares of Trust stock, each of our directors and executive officers and our directors and executive officers as a group as of February 28, 2007, based on 20,450,000 shares issued and outstanding.
     All holders of shares of Trust stock are entitled to one vote per share on all matters submitted to a vote of holders of shares of Trust stock. The voting rights attached to shares of Trust stock held by our directors, executive officers or major shareholders do not differ from those that attach to shares of Trust stock held by any other holder.
     Under Rule 13d-3 of the Exchange Act, “beneficial ownership” includes shares for which the individual, directly or indirectly, has voting power, meaning the power to control voting decisions, or investment power, meaning the power to cause the sale of the shares, whether or not the shares are held for the individual’s benefit. The address for each Director, Executive Officer, Compass Group International and Pharos is 61 Wilton Road, Westport, Connecticut. 06880.

	Shares of Trust
	Stock Representing	Percent of
	Sole Voting and/or	Shares
Name and Address of Beneficial Owner	Investment Power	Outstanding
5% Beneficial Owners
Compass Group International (1)	7,350,000	35.9%
Prides Capital Partners, L.L.C. (2)	1,308,653	6.4%
Chilton Investment Company, L.L.C. (3)	1,105,045	5.4%
Directors and Executive Officers:
C. Sean Day	323,350	1.6%
I. Joseph Massoud (4)	266,667	1.3%
James J. Bottiglieri	6,667	*
Harold S. Edwards	3,830	*
D. Eugene Ewing	9,455	*
Mark H. Lazarus	1,122	*
Ted Waitman	14,455	*
All Directors and Named Executive Officers as a Group	625,546	3.1%

*	Less than 1%.

(1)	These shares are owned by CGI Diversified Holdings LP, a wholly owned subsidiary of Compass Group International. See the section entitled “Certain Relationships and Related Party Transactions” for more information about the relationship of Compass Group International and its affiliates.

(2)	Number of shares presented is based solely on the information provided in a filing by such person with the SEC on Schedule 13D. The address for Prides Capital Partners, L.L.C. is 200 High Street, Suite 700, Boston, Mass. 02110

(3)	The address for Chilton Investment Company, L.L.C. is 300 Park Avenue, 19th floor, New York, N.Y. 10022.

(4)	Our Chief Executive Officer, Mr. Massoud, as managing member of Pharos I, LLC exercises sole voting and investment power with respect to the shares owned by Pharos. Amounts with respect to Mr. Massoud reflect his beneficial ownership of shares through his interest in and control of Pharos.

ITEM 13. — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Relationships with Related Parties
CGI
Compass Group Investments, Inc., which we refer to as CGI, through its wholly owned subsidiaries, was the sole limited partner in each of the entities from which the Company acquired a controlling interest in our initial businesses, as well as the sole limited partner in CGI Diversified Holdings, LP. CGI is also an affiliate of Navco Management, Inc., the general partner of CGI Diversified Holdings, LP and the entities from which the Company acquired controlling interests in our initial businesses. On July 31, 2006, the Company acquired from CGI and its wholly-owned, indirect subsidiary, Compass Medical Mattress Partners, LP, approximately 47.3% of the outstanding stock, on a fully diluted basis, of Anodyne.
We used a portion of the net proceeds from our IPO, the separate private placement transactions that are described below and our initial borrowing from our third party credit facility to acquire controlling interests in our initial businesses from CGI and its subsidiaries. Such controlling interests were acquired or otherwise obtained by CGI and its subsidiaries pursuant to equity investments totaling approximately $71.9 million, which controlling interests we acquired from CGI and its subsidiaries for approximately $147.7 million in cash.
CGI was the sole owner of The Compass Group, the former Manager of these businesses. The members of our management team, while working for The Compass Group, advised CGI on the acquisition and management of these businesses.
CGI Diversified Holdings, LP purchased, in conjunction with the IPO in a separate private placement transaction, 5,733,333 shares, having an aggregate purchase price of approximately $86 million. In addition, CGI purchased 666,666 shares having an aggregate purchase price of $10 million through the IPO. As indicated above, these amounts were used in part to pay the purchase price to CGI and its subsidiaries for the acquisition of our businesses. CGI Diversified Holdings, LP also became a non-managing member of our Manager following the IPO. CGI Diversified Holdings, LP did not pay any consideration for its non-management membership interest in our Manager. In November of 2006, CGI Diversified Holdings, LP contributed its membership interest in our Manager to a newly formed entity, CGI. Seagin Holdings, LLC (“CGI Seagin”), in exchange for a managing membership interest in CGI Seagin. As a result, CGI Seagin is entitled to receive 10% of any profit allocation paid by the Company to our Manager and CGI Diversified Holdings, LP, is indirectly entitled to receive half of any such profit allocation paid CGI Seagin. Mr. Day, our chairman, also holds a non-managing membership interest in CGI Seagin, which entitles him, indirectly, to receive half of any profit allocation paid by the Company to CGI Seagin.
Our Manager
     Our relationship with our Manager is governed principally by the following three agreements:
•	the management services agreement relating to the management services our Manager performs for us and the businesses we own and the management and transaction fees to be paid to our Manager in respect thereof;

•	the Company’s LLC agreement setting forth our Manager’s rights with respect to the allocation interests our Manager owns, including the right to receive profit allocations from the Company; and

•	the supplemental put agreement relating to our Manager’s right to cause the Company to purchase the allocation interests owned by our Manager.
Concurrent with the IPO, all the employees of The Compass Group became employees of our Manager. While our Manager will provide management services to the Company, our Manager is also permitted to provide services, including services similar to the management services provided to us, to other entities. In this respect, the management services agreement and the obligation to provide management services will not create a mutually exclusive relationship between our Manager and the Company or our businesses. As such, our Manager, and our management team, will be permitted to engage in other business endeavors, which may be related to or affiliated with CGI. Mr. James Bottiglieri, our Chief Financial Officer, will devote 100% of his time to our affairs.
The Company reimbursed our Manager and its affiliates after the closing of the IPO, for certain costs and expenses incurred prior to and in connection with the closing of the IPO in the amount of approximately $6 million. The Company paid our Manager approximately $300,000 in transaction services fees and expense payments in respect of our Manager’s services as an advisor to us in connection with the acquisition of Anodyne from CGI.

Mr. Massoud, as managing member of the Manager, will beneficially receive the management fees, offsetting management fees, fees under any transaction services agreements and expense reimbursements related to the foregoing, and he will use such proceeds to pay the compensation, overhead, out-of-pocket and other expenses of the Manager, satisfy its contractual obligations and otherwise distribute such proceeds to the members of the Manager in accordance with the Manager’s organizational documents.
Mr. C. Sean Day
Mr. Day, the chairman of the Company’s board of directors, was the chairman of The Compass Group, a wholly owned subsidiary of CGI. Mr. Day is not an employee, director or officer of our Manager. Mr. Day owns a 50% non-managing membership interest in CGI Seagin, a non-managing member of our Manager. CGI Seagin is entitled to receive 10% of any profit allocation paid by the Company to our Manager.
Pharos I LLC
Pharos I LLC, which we refer to as Pharos, agreed to purchase, in conjunction with the closing of the IPO in a separate private placement transaction, 266,667 shares, having an aggregate purchase price of $4 million. As indicated above, this amount was used in part to pay the purchase price to CGI and its subsidiaries for the acquisition of our businesses by the Company. Pharos is owned by certain employees of our Manager, including Mr. Massoud, our Chief Executive Officer. Mr. Massoud, as managing member, controls Pharos.
Contractual Arrangements with Related Parties
The following discussion sets forth the agreements that we entered into with related parties in connection with the IPO.
Stock Purchase Agreement with Sellers, including CGI and its Subsidiaries
CGI and its subsidiaries, together with the other sellers, entered into a stock purchase agreement with the Company pursuant to which the Company acquired controlling interests in our businesses. In addition, upon consummation of the transactions contemplated by the stock purchase agreement, the Company will succeed to the rights and interests of the applicable selling CGI subsidiaries under certain shareholders’ agreements and registration rights agreements currently in place at our businesses.
Loan Agreements with each of our Subsidiaries
The Company is a party to a loan agreement with each of our subsidiaries pursuant to which the Company will make loans and financing commitments to each of our businesses.
Management Services Agreement
The Company entered into a management services agreement pursuant to which we will pay our Manager, for services performed by our Manager, a quarterly management fee equal to 0.5% (2.0% annualized) of the Company’s adjusted net assets. The management services agreement was amended on November 8, 2006, to clarify that adjusted net assets are not reduced by non-cash charges associated with the supplemental put agreement. Such amendment was unanimously approved by the Company’s board of directors and the compensation committee of the board of directors. The management fee paid to our Manager is required to be paid prior to the payment of any distributions to shareholders. The management fee will be subject to offset pursuant to fees paid to our Manager by our businesses under management services agreements that our Manager entered into with, or be assigned with respect to, our businesses, which we refer to as offsetting management services agreements. We accrued and paid approximately $3.0 million of management fees under this agreement during fiscal 2006.
Offsetting Management Services Agreements
Our Manager may, at any time, enter into offsetting management services agreements directly with the businesses that we own relating to the performance by our Manager of offsetting management services for such businesses. All fees, if any, paid by the businesses that we own to our Manager pursuant to an offsetting management services during any fiscal quarter will offset, on a dollar-for-dollar basis, the management fee otherwise due and payable by the Company to our Manager under the management services agreement for such fiscal quarter. The Manager has entered into offsetting management services agreements with all of its subsidiaries. Offsetting management fees were approximately $1.4 million during fiscal 2006.

LLC Agreement
The Trust and our Manager are each equity holders of the Company’s allocation interests and parties to the LLC agreement relating to their respective interests in the Company. The LLC agreement sets forth the Manager’s rights with respect to their profit allocation interest amongst other things. The LLC agreement was amended on January 9, 2007, to address a drafting error related to the methodology used to calculate the Manager’s profit allocation. The impact of the amendment to the LLC agreement is positive for shareholders as it ensures that 100% of the Company’s overhead and equity are allocated across the Company’s subsidiaries for purposes of the hurdle calculation prior to payment of profit allocation to our Manager. The amendment to the LLC agreement was unanimously approved by our board of directors on January 4, 2007
The Company will pay a profit allocation with respect to its businesses to our Manager, as holder of 100% of the allocation interests, upon the occurrence of certain events if the Company’s profits with respect to a business exceeding an annualized hurdle rate of 7%, which hurdle is tied to such business’ adjusted net assets (as defined in the LLC agreement) relative to the sum of all of our subsidiaries’ adjusted net assets. The calculation of profit allocation with respect to a particular business will be based on:
•	such business’ contribution-based profit, which generally will be equal to such business’ aggregate contribution to the Company’s profit during the period such business is owned by the Company; and

•	the Company’s cumulative gains and losses to date.
Generally, a profit allocation will be paid in the event that the amount of profit allocation exceeds the annualized hurdle rate of 7% in the following manner: (i) 100% of the amount of profit allocation in excess of the hurdle rate of 7% but that is less than the hurdle rate of 8.75%, which amount is intended to provide our Manager with an overall profit allocation of 20% once the hurdle rate of 7% has been surpassed; and (ii) 20% of the amount of profit allocation in excess of the hurdle rate of 8.75%. Our Manager paid $100,000 for the aforementioned allocation interests and has the right to cause the Company to purchase the allocation interests it owns, as described below under “Supplemental Put Agreement.” Mr. Day owns a 50% non-managing membership interest in CGI Seagin, a non-managing member of our Manager. CGI Seagin is entitled to receive 10% of any profit allocation paid by the Company to our Manager.
Supplemental Put Agreement
As distinct from its role as our Manager, our Manager is also the owner of 100% of the allocation interests in the Company. Concurrent with our IPO, we entered into a supplemental put agreement with our Manager pursuant to which our Manager shall have the right to cause the Company to purchase the allocation interests then owned by our Manager upon termination of the management services agreement. Essentially, the put rights granted to our Manager require us to acquire our Manager’s allocation interests in the Company at a price based on a percentage of the increase in fair value in the Company’s businesses over its basis in those businesses. Each fiscal quarter the fair value of our subsidiaries is estimated for the purpose of determining the Company’s potential liability associated with the supplemental put agreement. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. At December 31, 2006, we have recorded a liability totaling $22.5 million in connection with this agreement. (See Note O), in the consolidated financial statements, “Related Party Transactions”)
Registration Rights Agreements
In connection with CGI’s and Pharos’ purchase of shares pursuant to the separate private placement transactions described above, we entered into registration rights agreements with CGI Diversified Holdings, LP and Pharos for the registration of such shares under the Securities Act. Likewise, in connection with the grant of restricted shares to CGI in connection with the Company’s purchase of Anodyne from CGI’s subsidiary Compass Medical Mattress Partners L.P., we entered into a registration rights agreement with CGI Diversified Holdings, LP for the registration of such shares under the Securities Act.
Policy for Approval of Related Person Transactions
Our independent directors, via the various subcommittees of our Board, are responsible for reviewing and approving, prior to our entry into any such transaction, all transactions in which we are a participant and in which any of the following related parties have or will have a direct or indirect material interest:
•	our Chief Executive Officer and Chief Financial Officer;
•	our directors; and
•	other members of the management team involved in the oversight of the day-to-day operations of the Company and its subsidiaries.

Any transaction required to be disclosed pursuant to Item 404 of Regulation S-K (“related party transactions”) must be reviewed and approved for potential conflict of interest by our independent directors, through the various subcommittees of our Board. The Company may not enter into or engage in any related party transaction with a related party without such approval. All related party transactions involving an acquisition from or sale to an affiliate of the Manager, including any entity managed by an affiliate of the Manager, must be submitted to the Nominating and Corporate Governance Committee for pre-approval. Details of related party transactions will be publicly disclosed as required by applicable law.
Director Independence
Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with the Trust or the Company, either directly or indirectly. Based on this review, the Board has determined that the following directors are “independent directors” as defined by The NASDAQ Stock Market: Messrs. Edwards, Ewing, Lazarus and Waitman.

ITEM 14. — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Grant Thornton LLP was engaged by us to audit the annual financial statements of the Trust for our 2005 fiscal year and was appointed by our audit committee to audit the annual financial statements for the 2006 fiscal year.
Fees
     The chart below sets forth the total amount billed to us by Grant Thornton LLP for services performed in 2006 and 2005, respectively, and breaks down these amounts by category of service:

	2006	2005
Audit Fees (1)	$1,256,556	$84,524
Audit-Related Fees (2)	515,294	900,906
Tax Fees	8,000	—
All Other Fees (3)	100,221	—

Total	$1,880,071	$985,430

(1)	“Audit Fees” are fees paid to Grant Thornton LLP for professional services for the audit of our consolidated financial statements included in our annual reports on Form 10-K and review of financial statements included in our quarterly reports on Form 10-Q, or for services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.

(2)	“Audit-Related Fees” are fees billed by Grant Thornton LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, which were rendered in connection with our initial public offering.

(3)	“Other Fees” are fees billed by Grant Thornton LLP for the performance of due diligence services related to the acquisition by our subsidiary, CBS Personnel Holdings, Inc. of PMC Staffing Solutions, Inc. completed in November 2006.
Pre-Approval Policies and Procedures
     The audit committee has established policies and procedures for its appraisal and approval of audit and non-audit services. The audit committee has also delegated to the chairman of the committee the authority to approve additional audit and non-audit services and, subject to compliance with all applicable independence requirements, to approve the engagement of additional accounting firms to provide such services. The audit committee or its chairman has pre-approved all of the services provided by Grant Thornton LLP since its engagement. All other audit-related, tax and other fees may be approved by the audit committee prospectively.

PART IV
ITEM 15. — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements See “Index to Consolidated Financial Statements and Supplemental Data” set forth on page F-1.

2.	Financial Statement schedule See “Index to Consolidated Financial Statements and Supplemental Data” set forth on page F-1.

3.	Exhibits See “Index to Exhibits” set forth on page 95.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Stock and Note Purchase Agreement dated as of July 31, 2006, among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP(5)

3.1	Certificate of Trust of Compass Diversified Trust(1)

3.2	Certificate of Formation of Compass Group Diversified Holdings LLC(1)

3.3	Amended and Restated Trust Agreement of Compass Diversified Trust(3)

3.4	Second Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated January 9, 2007(7)

4.1	Specimen Certificate evidencing a share of trust of Compass Diversified Trust (included in Exhibit 3.3)(2)

4.2	Specimen Certificate evidencing an interest of Compass Group Diversified Holdings LLC (included in Exhibit 3.2)(3)

10.1	Form of Registration Rights Agreement(3)

10.2	Form of Registration Rights Agreement(4)

10.3	Form of Supplemental Put Agreement by and between Compass Group Management LLC and Compass Group Diversified Holdings LLC(3)

10.4	Employment Agreement by and between Compass Group Management LLC and James Bottiglieri dated as of September 28, 2005(2)

10.5	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP(4)

10.6	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and Pharos I LLC(4)

10.7	Form of Credit Agreement by and between Compass Group Diversified Holdings LLC and each of the initial businesses(3)

10.8	Shareholders’ Agreement for holders of CBS Personnel Holdings, Inc. Class C common stock(2)

10.9	Stockholder’s Agreement for holders of Crosman Acquisition Corp. common stock(2)

10.10	Stockholder’s Agreement for holders of Compass AC Holdings, Inc. common stock(2)

10.11	Stockholder’s Agreement for holders of Silvue Technologies Group, Inc. common stock(2)

10.12	Amended and restated Management Services Agreement with CGM dated November 8, 2006(8)

10.13	Form of Supplemental Put Agreement by and between Compass Group Management LLC and Compass Group Diversified Holdings LLC(3)

10.14	Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC, dated as of November 21, 2006(6)

21.1	List of Subsidiaries(9)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant(9)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant(9)

32.1	Section 1350 Certification of Chief Executive Officer of Registrant(9)

32.2	Section 1350 Certification of Chief Financial Officer of Registrant(9)

99.1	Note Purchase and Sale Agreement dated as of July 31, 2006 among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (5)

99.2	Stock Purchase Agreement and disclosure schedule, dated as of February 28, 2007, among Aeroglide Corporation, the shareholders of Aeroglide Corporation and Aeroglide Holdings, Inc.(8)

99.3	Stock Purchase Agreement and disclosure schedule, dated as of February 28, 2007, by and between HA-LO Holdings, LLC and Halo Holding Corporation(8)

(1)	Previously filed in connection with Compass Diversified Trust’s and Compass Diversified Holdings LLC registration statement on Form S-1 (File No. 333-130326, 333-130326-01) filed on December 14, 2005.

(2)	Previously filed in connection with Amendment No. 3 to Compass Diversified Trust’s and Compass Diversified Holdings LLC’s registration statement on Form S-1 (File No. 333-130326, 333-130326-01) filed on April 13, 2006.

(3)	Previously filed in connection with Amendment No. 4 to Compass Diversified Trust’s and Compass Group Diversified Holdings LLC’s registration statement on Form S-1 (File No. 333-130326-01) filed on April 26, 2006.

(4)	Previously filed in connection with Amendment No. 6 to Compass Diversified Trust’s and Compass Group Diversified Holdings LLC’s registration statement on Form S-1 (File No. 333-130326-01) filed on May 5, 2006.

(5)	Filed with Registrants 8-K on August 1, 2006.

(6)	Filed with Registrants 8-K on November 22, 2006.

(7)	Filed with Registrants 8-K on January 10, 2007.

(8)	Filed with Registrants 8-K on March 1, 2007.

(9)	Filed herein.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC
Date: March 13, 2007	By:	/s/ I. Joseph Massoud
I. Joseph Massoud
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ I. Joseph Massoud I. Joseph Massoud	Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2007

/s/ James J. Bottiglieri James J. Bottiglieri	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 13, 2007

/s/ C. Sean Day C. Sean Day	Director	March 13, 2007

/s/ D. Eugene Ewing D. Eugene Ewing	Director	March 13, 2007

/s/ Ted Waitman Ted Waitman	Director	March 13, 2007

/s/ Harold S. Edwards Harold S. Edwards	Director	March 13, 2007

/s/ Mark H. Lazarus Mark H. Lazarus	Director	March 13, 2007

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS DIVERSIFIED TRUST
Date: March 13, 2007	By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Regular Trustee

Compass Diversified Trust
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTAL DATA

Page
Numbers
Historical Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2005 and December 31, 2006	F-3
Consolidated Statements of Operations for the Period November 18, 2005 (date of inception) through December 31, 2005 and for the Year Ended December 31, 2006	F-4
Consolidated Statement of Stockholder’s Equity for the Period November 18, 2005 (date of inception) through December 31, 2005 and for the Year Ended December 31, 2006	F-5
Consolidated Statements of Cash Flows for the Period November 18, 2005 (date of inception) through December 31, 2005 and for the Year Ended December 31, 2006	F-6
Notes to Consolidated Financial Statements	F-7

Supplemental Financial Data:
The following supplementary financial data of the registrant and its subsidiaries required to be included in Item 15(a) (2) of Form 10-K are listed below:

Schedule II — Valuation and Qualifying Accounts	F-25

All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and
Shareholders of Compass Diversified Trust
We have audited the accompanying consolidated balance sheet of Compass Diversified Trust (a Delaware corporation) as of December 31, 2006 and 2005, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006 and for the period from inception (November 18, 2005) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compass Diversified Trust as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the year ended December 31, 2006 and for the period from inception (November 18, 2005) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
/s/ Grant Thornton LLP
New York, New York
March 9, 2007

Compass Diversified Trust
Consolidated Balance Sheets

	December 31,
(in thousands)	2006	2005

Assets
Current assets:
Cash and cash equivalents	$7,006	$100
Accounts receivable, less allowances of $3,327 at December 31, 2006	74,899	—
Inventories	4,756	—
Prepaid expenses and other current assets	7,059	3,308
Current assets of discontinued operations	46,636	—

Total current assets	140,356	3,408
Property, plant and equipment, net	10,858	—
Goodwill	159,151	—
Intangible assets, net	128,890	—
Deferred debt issuance costs, less accumulated amortization of $114 at December 31, 2006	5,190	—
Other non-current assets	15,894	—
Assets of discontinued operations	65,258	—

Total assets	$525,597	$3,408

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$14,314	$—
Accrued expenses	38,586	1
Due to related party	469	3,308
Revolving credit facility	87,604	—
Current portion of supplemental put obligation	7,880	—
Current liabilities of discontinued operations	14,019	—

Total current liabilities	162,872	3,309
Supplemental put obligation	14,576	—
Deferred income taxes	41,337	—
Other non-current liabilities	17,336	—
Non-current liabilities of discontinued operations	6,634	—

Total liabilities	242,755	3,309

Minority interests	27,131	100
Stockholders’ equity (deficit)
Trust shares, no par value, 500,000 authorized; 20,450 shares issued and outstanding	274,961	—
Accumulated earnings (deficit)	(19,250)	(1)

Total stockholders’ equity (deficit)	255,711	(1)

Total liabilities and stockholders’ equity (deficit)	$525,597	$3,408

See notes to consolidated financial statements.

Compass Diversified Trust
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share data)	2006	2005

Net sales	$410,873	$—
Cost of sales	311,641	—

Gross profit	99,232	—
Operating expenses:
Staffing expense	34,345	—
Selling, general and administrative expenses	36,732	1
Supplemental put expense	22,456	—
Fees to Manager	4,376	—
Research and development expense	1,806	—
Amortization expense	6,774	—

Operating loss	(7,257)	(1)

Other income (expense):
Interest income	807	—
Interest expense	(6,130)	—
Amortization of debt issuance costs	(779)	—
Loss on debt extinguishment	(8,275)	—
Other income, net	541	—

Loss from continuing operations before income taxes and minority interests	(21,093)	(1)
Provision for income taxes	5,298	—
Minority interest	1,245	—

Loss from continuing operations	(27,636)	(1)
Income from discontinued operations, net of income tax	8,387	—

Net loss	$(19,249)	$(1)

Basic and fully diluted net loss per share from continuing operations	$(2.18)	$—
Basic and fully diluted income per share from discontinued operations	0.66	—

Basic and fully diluted net loss per share	$(1.52)	$—

Weighted average number of shares of Trust stock outstanding — basic and fully diluted	12,686	1

Cash dividends paid per share	$0.3952	$—

See notes to consolidated financial statements.

Compass Diversified Trust
Condensed Consolidated Statement of Stockholders’ Equity

				Total
	Number of		Accumulated	Stockholders’
(in thousands)	Shares	Amount	Deficit	Equity

Balance — December 31, 2005	—	$—	$(1)	$(1)

Issuance of Trust shares, net of offering costs	19,500	269,816	—	269,816
Issuance of Trust shares —Anodyne acquisition	950	13,100	—	13,100
Dividends paid	—	(7,955)	—	(7,955)
Net loss	—	—	(19,249)	(19,249)

Balance — December 31, 2006	20,450	$274,961	$(19,250)	$255,711

See notes to consolidated financial statements.

Compass Diversified Trust
Condensed Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2006	2005

Cash flows from operating activities:

Net loss	$(19,249)	$(1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	2,494	—
Amortization expense	7,796	—
Supplemental put expense	22,456	—
Loss on debt extinguishment	8,275	—
Minority interests	2,950	—
Loan forgiveness accrual	2,760	—
Deferred taxes	(2,281)	—
In-process research and development expense	1,120	—
Other	(450)	—

Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(7,867)	—
Increase in inventories	(6,314)	—
Increase in prepaid expenses and other current assets	(72)	—
Increase in accounts payable and accrued expenses	8,555	1
Decrease in due to related party	(1,308)	—
Increase in other liabilities	2,251	—
Other	(553)	—

Net cash provided by operating activities	20,563	—

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(356,464)	—
Purchases of property and equipment	(5,822)	—

Net cash used in investing activities	(362,286)	—

Cash flows from financing activities:
Proceeds from the issuance of debt	85,004	—
Proceeds from the issuance of Trust shares, net	284,969	100
Debt issuance costs	(11,560)	—
Distributions paid	(7,955)	—
Other	615	—

Net cash provided by financing activities	351,073	100

Net increase in cash and cash equivalents	9,350	100
Foreign currency adjustment	260	—

Cash and cash equivalents — beginning of period	100	—

Cash and cash equivalents — end of period	$9,710	$100

Cash reflected in discontinued operations at December 31, 2006	$2,704	$—

See notes to consolidated financial statements

Compass Diversified Trust
Notes to Condensed Consolidated Financial Statements
December 31, 2006
Note A — Organization and Business Operations
Compass Diversified Trust, a Delaware statutory trust (the “Trust”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company (the “Company”), was also formed on November 18, 2005. Compass Group Management LLC, a Delaware limited liability Company (“CGM” or the “Manager”), was the sole owner of 100% of the Interests of the Company (as defined in the Company’s operating agreement, dated as of November 18, 2005, which were subsequently reclassified as the “Allocation Interests” pursuant to the Company’s amended and restated operating agreement, dated as of April 25, 2006 (as amended and restated, the “LLC Agreement”) (see Note O — Related Parties).
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
On May 16, 2006, the Company entered into a Financing Agreement, dated as of May 16, 2006 (the “Prior Financing Agreement”), which was a $225.0 million secured credit facility with Ableco Finance LLC, as collateral and administrative agent. Specifically, the Financing Agreement provided for a $60.0 million revolving line of credit commitment, a $50.0 million term loan and a $115.0 million delayed draw term loan commitment. This agreement was terminated on November 21, 2006 and replaced with a new $250.0 million Revolving Credit Facility (“Revolving Credit Facility”) with an optional $50.0 million increase from a group of lenders (“Lenders”) led by Madison Capital, LLC (“Madison”).
The Company used the net proceeds of the IPO, the separate private placements that closed in conjunction with the IPO, and initial borrowings under the Company’s Financing Agreement to make loans to and acquire controlling interests in each of the following businesses (the “businesses”), which controlling interests were acquired from certain subsidiaries of CGI and from certain minority owners of each business. The Company paid an aggregate of approximately $139.3 million for the purchase of controlling interests in our initial businesses (see Note C), which include:
•	a controlling interest in CBS Personnel Holdings, Inc (“CBS Personnel”) was purchased for approximately $54.6 million, representing at the time of purchase approximately 97.6% of the outstanding stock of CBS Personnel on a primary basis and approximately 94.4% on a fully diluted basis, after giving effect to the exercise of vested and in the money options and vested non-contingent warrants;

•	a controlling interest in Crosman Acquisition Corporation (“Crosman”) was purchased for approximately $26.1 million representing approximately 75.4% of the outstanding stock of Crosman on a primary basis and 73.8% on a fully diluted basis (See Note O “Subsequent Events”);

•	a controlling interest in Compass AC Holdings, Inc.(“Advanced Circuits or ACI”) was purchased for approximately $35.4 million, representing approximately 70.2% of the outstanding stock of Advanced Circuits on a primary and fully diluted basis; and

•	a controlling interest in Silvue Technologies Group, Inc. (“Silvue”)was purchased for approximately $23.2 million, representing approximately 73.0% of the outstanding stock of Silvue on a primary and fully diluted basis.
On July 31, 2006, the Company entered into a Stock and Note Purchase Agreement with CGI and Compass Medical Mattresses Partners, LP (the “Seller”), a wholly- owned, indirect subsidiary of CGI, to purchase approximately 47.3% of the outstanding capital stock, on a fully-diluted basis, of Anodyne Medical Device, Inc. (“Anodyne”), which represents approximately 69.8% of the voting power of all Anodyne stock. Pursuant to the same agreement, the Company also acquired from the Seller all of the outstanding debt under Anodyne’s credit facility (the “Original Loans”). On the same date, the Company entered into a Note Purchase and Sale Agreement with CGI and the Seller for the purchase from the Seller of a secured promissory note (the “Promissory Note”) issued by a borrower controlled by Anodyne’s chief executive officer, (see Note O — Related Party Transactions).
The purchase price aggregated approximately $31.1 million for the Anodyne stock, the Original Loans and the Promissory Note, which purchase price was paid by the Company in the form of $17.3 million in cash and 950,000 shares of newly issued shares in the Trust. The shares were valued at $13.1 million or $13.77 per share, the average closing price of the shares on the NASDAQ Global Market for the ten trading days ending on July 27, 2006. Transaction expenses were approximately $0.7 million. The cash consideration was funded through available cash and a drawing on our Prior Financing Agreement of approximately $18.0 million.
Concurrent with the closing of the acquisition of Anodyne, the Company amended Anodyne’s credit facility and made available to Anodyne a $5.0 million secured revolving loan commitment and secured term loans in the amount of $8.75 million. The loans to Anodyne are secured by security interests in all of the assets of Anodyne and the pledge of the equity interests in Anodyne’s subsidiaries.
Discontinued Operations
In October 2006, the Board of Directors approved the divestiture of our recreational products company, Crosman. We subsequently signed an Asset Purchase Agreement providing for the sale of Crosman for approximately $143.0 million. The purchase price is subject to adjustment based on a determination of adjusted EBITDA (as defined in the Asset Purchase Agreement) and working capital at closing. The sale closed in January 2007. See Note P, “Subsequent Events”.
Note B — Summary of Significant Accounting Policies
Basis of Presentation
The results of operations for the year ended December 31, 2006 represents the results of operations of the initial businesses from May 16, 2006 to December 31, 2006 and the results of operations of Anodyne from August 1, 2006 to December 31, 2006, and therefore are not indicative of the results to be expected for the full year.
Principles of Consolidation
The consolidated financial statements include the accounts of the Trust and the Company, as well as the businesses acquired as of May 16, 2006, and Anodyne as of August 1, 2006, all of which are controlled by the Company. All material inter-company balances and transactions have been eliminated in consolidation. The operations of the initial businesses are included in the Company’s consolidated results from May 16, 2006, and Anodyne from August 1, 2006, the dates of acquisition. On January 5, 2007, the Company sold its interest in Crosman. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, Crosman is reflected as discontinued operations in the Company’s results of operations and statements of financial position.
The acquisition of businesses that the Company owns or controls more than a 50% share of the voting interest are accounted for under the purchase method of accounting. The amount assigned to the identifiable assets acquired and the liabilities assumed is based on the estimated fair values as of the date of acquisition, with the remainder, if any, is recorded as goodwill.
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

CBS Personnel
Revenue from temporary staffing services is recognized at the time services are provided by the Company employees and is reported based on gross billings to customers. Revenue from employee leasing services is recorded at the time services are provided and is reported on a net basis (gross billings to clients less worksite employee salaries and payroll-related taxes). Revenue is recognized for permanent placement services at the employee start date. Permanent placement services are fully guaranteed to the satisfaction of the customer for a specified period.
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
Anodyne
Revenue is recognized upon shipment of product to the customer, net of sales returns and allowances. Appropriate reserves are established for anticipated returns and allowances based on past experience. Revenue is typically recorded at F.O.B. shipping.
Cash and cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
Allowance for Doubtful Accounts
The Company uses estimates to determine the amount of the allowance for doubtful accounts in order to reduce accounts receivable to their net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Accounts receivable balances are not collateralized.
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
The useful lives are as follows:

Machinery and Equipment	3 to 5 years
Office Furniture and Equipment	3 to 7 years
Buildings and Building Improvements	2 to 15 years
Vehicles	2 to 3 years
Leasehold Improvements	Shorter of useful life or lease term
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
Insurance reserves
Insurance reserves represent estimated costs of self insurance associated with workers’ compensation at the Company’s subsidiary CBS Personnel. The reserves for workers’ compensation are based upon actuarial assumptions of individual case estimates and incurred but not reported (“IBNR”) losses. At December 31, 2006, the current portion of these reserves are included as a component of accounts payable and accrued liabilities and the non-current portion is included as a component of other non-current liabilities.
Supplemental Put
As distinct from its role as Manager of the Company, CGM is also the owner of 100% of the allocation interests in the Company. Concurrent with the IPO, CGM and the Company entered into a Supplemental Put Agreement, which may require the Company to acquire these allocation interests upon termination of the Management Services Agreement. Essentially, the put rights granted to CGM require the Company to acquire CGM’s allocation interests in the Company at a price based on a percentage of the increase in fair value in the Company’s businesses over its basis in those businesses. Each fiscal quarter the Company estimates the fair value of its businesses for the purpose of determining its potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. For the year ended December 31, 2006, the Company recognized approximately $22.5 million in non-cash expense related to the Supplemental Put Agreement. Approximately $7.9 million of this liability is reflected in current liabilities as the Company anticipates paying CGM this amount in the first quarter of fiscal 2007.
Income taxes
Deferred income taxes are calculated under the liability method. Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes at the enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
The effective tax rate differs from the statutory rate of 34%, principally due to the pass through effect of passing the expenses of Compass Group Diversified Holdings, LLC onto the shareholders of the Trust and for state and foreign taxes.
Earnings per share
Basic and diluted income per share is computed on a weighted average basis from the period January 1, 2006 through December 31, 2006. The weighted average number of Trust shares outstanding was computed based on 100 shares of allocation interests outstanding for the period January 1, 2006 through December 31, 2006, 19,500,000 Trust shares, for the period from May 16, 2006 through December 31, 2006 and 950,000 additional Trust shares (issued in connection with the acquisition of Anodyne) for the period from August 1, 2006 through December 31, 2006. The Company did not have any option plan or other potentially dilutive securities outstanding at December 31, 2006.
Minority Interest
Minority interest represents the portion of a subsidiary’s net income that is owned by minority shareholders. At December 31, 2006, the Company owned approximately 96.1% of the equity of CBS Personnel, 47.3% of the equity of Anodyne, 72.7% of the equity of Silvue and 70.2% of the equity of Advanced Circuits. The Company’s ownership percentage for CBS Personnel and Silvue would be 94.4% and 70.4%; respectively, if at December 31, 2006 all of the reporting outstanding options were exercised. The majority of the options were either non-exercisable or out of the money at December 31, 2006.
Advertising costs
All advertising costs are expensed in operations as incurred. Advertising costs were $2.5 million during the year ended December 31, 2006.

Research and development
Research and development costs are charged to operations when incurred. Research and development expense was approximately $1.8 million for the year ended December 31, 2006 which includes approximately $1.1 million of in-process research and development costs charged to expense in connection with the purchase asset allocation of the Company’s subsidiary, Silvue on May 16, 2006.
Loss on debt extinguishment
Loss on debt extinguishment consists of approximately $2.6 million incurred in prepayment fees and $5.7 million in unamortized debt issuance costs written off all in connection with terminating our Prior Financing Agreement on November 21, 2006.
Employee retirement plans
The Company and each of its subsidiaries sponsor defined contribution retirement plans, such as 401(k) or profit sharing plans. Employee contributions to the plan are subject to regulatory limitations and the specific plan provisions. The Company and its subsidiaries may match these contributions up to levels specified in the plans and may make additional discretionary contributions as determined by management. The total employer contributions to these plans were $0.6 million for the year ended December 31, 2006.
Foreign Currency Translation
The Company’s subsidiary, Silvue has foreign operations. These operations of Silvue’s have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All assets and liabilities of Silvue’s foreign operations have been translated using the exchange rate in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period.
Recent accounting pronouncements
On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which is effective January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with FAS 109, Accounting for Income Taxes. The cumulative effect of applying the provisions of this interpretation is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The Company is in the process of reviewing and evaluating FIN 48, and therefore the ultimate impact of its adoption is not yet known, however, the Company does not expect the effect of the adoption to be significant.
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
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. We are currently evaluating the impact that the implementation of SFAS No. 158 will have on our financial statements. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. We have determined that this statement is not applicable to the Company.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying in a current year misstatement. The provisions of SAB 108 were effective for the Company for its December 31, 2006 year-end. The adoption of SAB 108 had no impact on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of the adoption of SFAS No. 159 on its financial position and results of operations.

Note C — Acquisition of Businesses
The Company used the proceeds from its initial public offering and private placements to acquire controlling interests in its initial businesses for cash from CGI and minority interest holders. On August 1, 2006, the Company purchased a controlling interest in Anodyne, which manufactures and distributes medical mattresses.
The acquisition of majority interests in all of the Company’s businesses have been accounted for under the purchase method of accounting. The preliminary purchase price allocation was based on estimates of the fair value of the assets acquired and liabilities assumed. The fair values assigned to the acquired assets were developed from information supplied by management and valuations supplied by independent appraisal experts.
Allocation of Purchase Price
The Company’s acquisitions in 2006 have been accounted for under the purchase method of accounting. The results of operations of each of the initial businesses and Anodyne are included in the condensed consolidated financial statements since May 16, 2006 and August 1, 2006, respectively. In accordance with SFAS No. 141 a deferred tax liability, aggregating $31.8 million, was recorded to reflect the net increase in the financial accounting basis of the assets acquired over their related income tax basis. The initial purchase price allocation may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed.
As part of the acquisition of the businesses the Company allocated approximately $107.4 million of the purchase price to customer relations in accordance with EITF 02-17. “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” The Company will amortize the amount allocated to customer relationships over a period ranging from 9 to16 years. In addition, the Company allocated approximately $38.1 million of the purchase price to trade names and technology. Trade names totaling approximately $28.3 million of the allocation have indefinite lives.
The estimated fair value of assets acquired and liabilities assumed that were accounted for as a business combination relating to the acquisitions of the initial businesses on May 16, 2006 are summarized below:

(in thousands)	CBS Personnel	Crosman(2)	ACI	Silvue	Total

Assets:
Current assets (1)	$65,033	$34,793	$5,737	$6,597	$112,160
Property, plant and equipment	2,617	9,983	3,158	2,137	17,895
Intangible assets	71,200	19,150	20,700	26,920	137,970
Goodwill	60,073	28,783	59,563	18,034	166,453
Other assets	1,927	3,500	592	517	6,536

Total assets	200,850	96,209	89,750	54,205	441,014

Liabilities:
Current liabilities	34,741	15,442	5,669	6,668	62,520
Other liabilities	108,149	48,944	46,396	21,891	225,380
Minority interests	3,401	5,703	2,259	2,427	13,790

Total liabilities and minority interests	146,291	70,089	54,324	30,986	301,690

Costs of net assets acquired	54,559	26,120	35,426	23,219	139,324
Loans to businesses	73,228	46,477	45,606	14,294	179,605

	$127,787	$72,597	$81,032	$37,513	$318,929

(1)	Includes approximately $8.2 million in cash.

(2)	See Footnote D “Discontinued Operations”.

The estimated fair value of assets acquired and liabilities assumed, that were accounted for as a business combination relating to the acquisition of Anodyne on August 1, 2006 is summarized below:

(in thousands)	Anodyne

Assets:
Current assets	$6,347
Property, plant and equipment	1,909
Intangible assets	10,890
Goodwill	21,507
Other assets	581

Total assets	41,234

Liabilities:
Current liabilities	2,991
Other liabilities	12,636
Minority interests	10,593

Total liabilities and minority interests	26,220

Cost of net assets acquired	15,014
Note purchase	5,286
Loans to Anodyne	10,750

$31,050

Unaudited Pro Forma Information
The following unaudited pro forma data for the years ended December 31, 2005 and 2006, respectively gives effect to the acquisition of the businesses as described above, as if the acquisitions had been completed as of January 1, 2005 The acquisition of Anodyne has been included in the pro-forma data for 2006 only since Anodyne’s operations began in February 2006. The pro forma data gives effect to actual operating results and adjustments to interest expense, amortization and minority interests in the acquired businesses. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representative of these results for any future period. In addition, a supplemental put expense was not calculated and made part of the proforma data for 2005.
Year ended December 31, 2005

(in thousands, except per share data)	Total
Net sales	$602,074
Income from continuing operations before income taxes and minority interests	$16,691
Net income	$8,912

Basic and fully diluted income per share	$.44
Year ended December 31, 2006

(in thousands, except per share data)	Total
Net sales	$645,680
Loss from continuing operations before income taxes and minority interests	$(13,233)
Net loss	$(16,639)

Basic and fully diluted loss per share	$(0.81)

Note D — Discontinued Operations
On January 5, 2007, the Company sold all of its interest in Crosman, an operating segment for approximately $143.0 million. Closing and other transactions costs totaled approximately $2.4 million. The Company’s share of the net proceeds, after accounting for the redemption of Crosman’s minority holders and the payment of CGM’s profit allocation was approximately $110.0 million. The Company will recognize a gain in fiscal 2007 on the sale of approximately $36 to $37 million. $85.0 million of the net proceeds were used to repay amounts outstanding under the Company’s Revolving Credit Facility. The remaining net proceeds were invested in short term investment securities pending future applications.
The components of discontinued operations of the Crosman operating segment for the period of May 16, 2006 to December 31, 2006, is as follows, (in thousands):

Net sales	$72,316
Costs and expenses	59,039

Income from discontinued operations	13,277
Other income , net	182

Income from discontinued operations before taxes	13,459
Provision for taxes	3,367
Minority interests	1,705

Net income from discontinued operations (1)	$8,387

(1)	This amount does not include intercompany interest expense incurred totaling approximately $3.2 million.
The following reflects summarized financial information for the Crosman operating segment as of December 31, 2006:
(in thousands)

December 31, 2006

Assets:
Cash	$2,706
Accounts receivable, net	23,550
Inventory	16,211
Other current assets	4,169

Current assets of discontinued operations	46,636

Property, plant and equipment, net	12,567
Investment in joint venture	3,526
Goodwill and other intangible assets, net	49,165

Non-current assets of discontinued operations	65,258

Total assets of discontinued operations	$111,894

Liabilities:
Accounts payable	$7,472
Other current liabilities	6,547

Current liabilities of discontinued operations	$14,019

Non-current liabilities of discontinued operations	$6,634

Note E — Business Segment Data
At December 31, 2006, the Company had four reportable operating business segments, which represent three of the initial businesses acquired on May 16, 2006 and Anodyne acquired on August 1, 2006. The Company had no reportable segments as of December 31, 2005. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company’s fifth operating segment, Crosman was sold on January 5, 2007 and is being reported as discontinued operations, in accordance with SFAS 144.
A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:
•	CBS Personnel, a human resources outsourcing firm, is a provider of temporary staffing services in the United States. CBS Personnel serves over 4,000 corporate and small business clients. CBS Personnel also offers employee leasing services, permanent staffing and temporary-to-permanent placement services.

•	ACI, an electronic components manufacturing company, is a provider of prototype and quick-turn printed circuit boards. ACI manufactures and delivers custom printed circuit boards to over 8,000 customers in the United States.

•	Silvue, a global hard-coatings company, is a developer and producer of proprietary, high performance liquid coating system used in the eye-ware, aerospace, automotive and industrial markets. Silvue has sales and distribution operations in the United States, Europe and Asia as well as manufacturing operations in the United States and Asia.

•	Anodyne, a medical support surfaces company, is a manufacturer of medical support services and patient positioning devices primarily used for the prevention and treatment of pressure wounds experienced by patients with limited or no mobility. Anodyne is headquartered in California and its product is sold primarily in North America.
On February 28, 2007, the Company purchased a majority interest in two additional businesses. (See Note P “Subsequent Events”.)
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
A disaggregation of the Company’s consolidated revenue, which are primarily from sales within the United States, and other financial data for the year ended December 31, 2006 is presented below, (in thousands):
Net sales of business segments

Year ended
December 31, 2006
CBS Personnel	$352,421
ACI	30,581
Silvue	15,700
Anodyne	12,171

Total	410,873
Reconciliation of segment revenues to consolidated net sales:
Corporate and other	—

Total consolidated net sales	$410,873

Profit of business segments(1)

Year ended
December 31, 2006
CBS Personnel	$17,079
ACI	7,483
Silvue	4,694
Anodyne	(557)

Total	28,699
Reconciliation of segment profit to consolidated income from continuing operations before income taxes and minority interests:
Interest expense, net	(5,323)
Loss on debt extinguishment	(8,275)
Other income	541
Corporate and other (2)	(36,735)

Total consolidated loss from continuing operations before income taxes and minority interests	$(21,093)

(1)	Segment profit represents operating income

(2)	Corporate and other consists of charges at the corporate level and purchase accounting adjustments

	Accounts
	Receivable	Allowances
	December 31, 2006	December 31, 2006
CBS Personnel	$68,133	$(3,026)
ACI	3,054	(219)
Silvue	2,710	(19)
Anodyne	4,329	(63)

Total	78,226	(3,327)
Reconciliation of segments to consolidated amount:
Corporate and other	—	—

Total	78,226	$(3,327)

Allowance for doubtful accounts and other	(3,327)

Total consolidated net accounts receivable	$74,899

Goodwill and identifiable assets of business segments

			Depreciation and
			Amortization Expense
	Goodwill	Identifiable Assets	For the Year ended
	December 31, 2006	December 31, 2006(3)	December 31, 2006

CBS Personnel	$60,569	$23,395	$1,372
ACI	50,659	24,438	2,040
Silvue	11,255	15,269	690
Anodyne	18,418	21,990	763

Total	140,901	85,092	4,865
Reconciliation of segments to consolidated amount:	—
Corporate and other identifiable assets	—	206,455	4,379
Goodwill carried at Corporate level	18,250	—	—

Total	$159,151	$291,547	$9,244

(3)	Not including accounts receivable scheduled above

Note F — Inventories
Inventories are stated at the lower of cost or market determined on the first-in, first-out method. Cost includes raw materials, direct labor and manufacturing overhead. Market value is based on current replacement cost for raw materials and supplies and on net realizable value for finished goods. Inventory consisted of the following (in thousands):

December 31, 2006

Raw materials and supplies	$3,663
Finished goods	1,135
Less: obsolescence reserve	(42)

$4,756

Note G — Property, plant and equipment
Property, plant and equipment is comprised of the following (in thousands):

December 31, 2006
Machinery and equipment	$4,489
Office furniture and equipment	5,190
Buildings and building improvements	886
Leasehold improvements	1,873

12,438
Less: Accumulated depreciation	(1,580)

$10,858

Depreciation expense was approximately $1.6 million for the year ended December 31, 2006.
Note H — Commitments and Contingencies
Leases
The Company leases office facilities, computer equipment and software under operating arrangements. The future minimum rental commitments at December 31, 2006 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows:

(in thousands)
2007	$7,080
2008	6,166
2009	4,837
2010	2,871
2011	1,769
Thereafter	5,289

$28,012

The Company’s rent expense for the fiscal year ended December 31, 2006 totaled $4.2 million.
In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note I — Goodwill and other intangible assets
A reconciliation of the change in the carrying value of goodwill for the period ended December 31, 2006 is as follows (in thousands):

Balance at beginning of year	$—
Acquisition of initial businesses and SES	136,459
Anodyne and Anatomic Concepts, Inc. acquisition	22,692

Balance at December 31, 2006	$159,151

Approximately $128.4 million of goodwill is deductible for income tax purposes.
Other intangible assets subject to amortization are comprised of the following at December 31, 2006, (in thousands):

		Weighted Average
		Life
Customer and distributor relations	$110,876	12
Technology	9,660	11
Licensing agreements and anti-piracy covenants	1,157	5

	121,693
Accumulated amortization customer and distributor relations	(5,913)
Accumulated amortization technology	(694)
Accumulated amortization licensing and anti-piracy covenants	(166)

	114,920
Trade names, not subject to amortization	13,970

Balance at December 31, 2006	$128,890

Estimated charges to amortization expense of intangible assets over the next five years, is as follows, (in thousands):

2007	$11,261
2008	11,261
2009	11,136
2010	10,655
2011	10,409

$54,722

The Company’s amortization expense for the fiscal year ended December 31, 2006 totaled $6.8 million.

Note J — Debt
On May 16, 2006, the Company entered into a Financing Agreement, dated as of May 16, 2006 (the “Prior Financing Agreement”), which was a $225.0 million secured credit facility with Ableco Finance LLC, as collateral and administrative agent. Specifically, the Financing Agreement provided for a $60.0 million revolving line of credit commitment, a $50.0 million term loan and a $115.0 million delayed draw term loan commitment. This agreement was terminated on November 21, 2006.
On November 21, 2006, the Company obtained a $250.0 million Revolving Credit Facility (“Revolving Credit Facility”) with an optional $50.0 million increase from a group of lenders (“Lenders”) led by Madison Capital, LLC (“Madison”) as Agent for all lenders. The Revolving Credit Facility provides for a revolving line of credit. The Revolving Credit Facility was established under a credit agreement entered into among the Company, Madison and the lenders (the “Credit Agreement”). The initial proceeds of the Revolving Credit Facility were used to repay $89.2 million of existing indebtedness and accrued interest and $2.6 million in prepayment fees under our Prior Financing Agreement which the Company terminated on November 21, 2006. In addition, the company wrote off the balance of its deferred loan fees capitalized in connection with the prior financing agreement loan totaling approximately $5.7 million.
Indebtedness under the Revolving Credit Facility bears interest at the prime rate of interest, plus a spread ranging from 1.5% to 2.5% or at a rate equal to the London Interbank Offer Rate, or LIBOR, plus a spread ranging from 2.50% to 3.50%, depending on the Company’s total debt to EBITDA, as defined, at the time of borrowing. The interest rate will increase by 2.0% above the highest applicable rate during any period when an event of default under the Revolving Credit Facility has occurred and is continuing. In addition, the Company pays commitment fees ranging between 0.75% and 1.25% per annum on the unused portion of the revolving line of credit. The lenders have agreed to issue letters of credit in an aggregate face amount of up to $50.0 million. The Company pays letter of credit fees at a rate of 3.0% on the aggregate amount of letters of credit outstanding at any of its subsidiaries. Letters of Credit outstanding at December 31, 2006 total approximately $21.0 million. These fees are reflected as a component of interest expense.
The Revolving Credit Facility is secured by a first priority lien on all the assets of the Company, including, but not limited to, the capital stock of the businesses, loan receivables from the Company’s businesses, cash and other assets. The Revolving Credit Facility also requires that the loan agreements between the Company and its businesses be secured by a first priority lien on the assets of the businesses subject to the letters of credit issued by third party lenders on behalf of such businesses.
The Company is subject to certain customary affirmative and restrictive covenants arising under the Revolving Credit Facility, in addition to financial covenants that require the Company:
•	to maintain a minimum fixed charge coverage ratio of at least 1.5 to 1.0;

•	to maintain a minimum interest coverage ratio of less than 3.0 to 1.0; and

•	to maintain a total debt to EBITDA ratio not to exceed 3.0: 1.0.
A breach of any of these covenants will be an event of default under the Revolving Credit Facility. Upon the occurrence of an event of default, the lender will have the right to accelerate the maturity of any indebtedness outstanding under the Revolving Credit Facility and as a result the Company may be prohibited from making any distributions to its shareholders and will be subject to additional restrictions, prohibitions and limitations. As of December 31, 2006, the Company was in compliance with all of the covenants included in the Revolving Credit Agreement.
The Company incurred approximately $5.3 million in fees and costs for the arrangement of the Revolving Credit Facility. These costs were capitalized and are being amortized over the life of the loans.
As of December 31, 2006, the Company had $85.0 million in revolving credit commitments outstanding under the Revolving Credit Facility. On January 5, 2007, the Company paid down all the outstanding commitments under the Revolving Credit Facility with the proceeds from the sale of Crosman (See Note P “Subsequent Events”).
On June 6, 2006, our majority owned subsidiary, Silvue entered into an unsecured working capital credit facility for its operations in Japan with The Chiba Bank Ltd. This credit facility provides Silvue with the ability to borrow up to approximately $3.5 million (400,000,000 yen) for working capital needs. The facility expires in May 2007. Outstanding obligations under this facility bear interest at the rate of 1.875% per annum. As of December 31, 2006, the Company had approximately $2.6 million outstanding under this facility.

Note K — Income taxes
Compass Diversified Trust is classified as a grantor trust for U.S. Federal income tax purposes and is not subject to income taxes. Compass Diversified Holdings LLC is a partnership and is not subject to income taxes.
Each of the Company’s majority owned subsidiaries are subject to Federal and state income taxes.
Components of the Company’s income tax expense (benefit) are as follows:

Year ended
(in thousands)	December 31, 2006

Current taxes:
Federal	$5,752
State	855
Foreign	665

Total current taxes	7,272

Deferred taxes:
Federal	(1,673)
State	(267)
Foreign	(34)

Total deferred taxes	(1,974)

Total tax expense	$5,298

The tax effects of temporary difference that have resulted in the creation of deferred tax assets and deferred tax liabilities at December 31, 2006 are as follows:

(in thousands)
Deferred tax assets:
Tax credits	$1,728
Accounts receivable and allowances	929
Workers’ compensation	6,547
Accrued expenses	2,134
Loan forgiveness	993
Other	1,116

Total deferred tax assets	13,447
Less:
Valuation allowance	(1,728)

Net deferred tax asset	$11,719

Deferred tax liabilities:
Intangible assets	$(41,328)
Property and equipment	(346)
Prepaid and other expenses	(550)

Total deferred tax liabilities	$(42,224)

Total net deferred tax liability	$(30,505)

At December 31, 2006, the Company recognized approximately $42.2 million in deferred tax liabilities. A significant portion of the balance in deferred tax liabilities reflects temporary differences in the basis of property and equipment and intangible assets related to the Company’s purchase accounting adjustments in connection with the acquisition of the businesses. For financial accounting purposes the Company recognized a significant increase in the fair values of the intangible assets and property and equipment. For income tax purposes the existing tax basis of the intangible assets and property and equipment is utilized. In order to reflect the increase in the financial accounting basis over the existing tax basis, a deferred tax liability was recorded. This liability will decrease in future periods as these temporary differences reverse.
A valuation allowance relating to the realization of foreign tax credits of approximately $1.8 million has been provided at December 31, 2006. A valuation allowance is provided whenever it is more likely than not that some or all of deferred assets recorded may not be realized. At December 31, 2006, the Company believes that a portion of deferred tax assets recorded will not be realized in the future.
The reconciliation between the Federal Statutory Rate and the effective income tax rate is as follows:

(in thousands)	2006
United States Federal Statutory Rate	(34.0)%
Foreign and state income taxes (net of Federal benefits)	4.7
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders	53.7
Loss on foreign debt refinancing not deductible	1.5
Credits and other	(0.8)

Effective income tax rate	25.1%

Note L — Stockholder’s equity
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
In connection with the purchase of Anodyne on July 31, 2006, the Company issued 950,000 shares of the Trust as part of the payment price. The shares were valued at $13.77 per share for a total of $13.1 million.
On July 18, 2006, the Trust paid a distribution of $0.1327 per share to all holders of record on July 11, 2006. This distribution represented a pro-rata distribution for the quarter ended June 30, 2006. On October 19, 2006, the Company paid a distribution of $0.2625 per share to all holders of record as of October 13, 2006 for the quarter ended September 30, 2006.
On January 24, 2007, the Company paid a distribution of $0.30 per share to holders of record as of January 18, 2007.
Note M — Unaudited Quarterly Financial Data

	2006 Quarter Ended
(in thousands)	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Total
Net sales	$—	$80,194	$159,073	$171,606	$410,873
Gross profit	—	$18,898	$38,158	$42,176	$99,232

Operating income (loss)	—	$2,101	$(954)	$(8,404)	$(7,257)
Income (loss) from continuing operations	—	$210	$(7,288)	$(20,558)	$(27,636)

Income from discontinued operations, net of taxes		$1,902	$3,404	$3,081	$8,387
Net income (loss)	—	$2,112	$(3,884)	$(17,477)	$(19,249)
Basic and diluted net income (loss) per share from continuing operations	—	$0.02	$(0.36)	$(1.00)	$(2.18)
Basic and diluted net income per share from discontinued operations	—	$0.19	$0.17	$0.15	$0.66

Basic and diluted net income (loss) per share	—	$0.21	$(0.19)	$(0.85)	$(1.52)

Note N — Supplemental Data`
Supplemental Balance Sheet Data (in thousands):

Summary of accrued expenses:	December 31, 2006
Accrued payroll and fringes	$21,419
Current portion of workers compensation liability	7,664
Income taxes payable	1,680
Accrued interest	941
Other accrued expenses	6,882

$38,586

Summary of other non-current liabilities:	December 31, 2006
Workers compensation	$13,198
Liabilities associated with stock purchase agreements at Advanced Circuits	3,961
Other non-current liabilities	177

$17,336

Supplemental Cash Flow Statement Data (in thousands):

Other cash flow data:	December 31, 2006
Interest paid	$4,686
Taxes paid	7,821
Note O — Related party transactions
The Company has entered into the following agreements with Compass Group Management LLC:
•	Management Services Agreement

•	LLC Agreement

•	Supplemental Put Agreement
Management Services Agreement — The Company entered into a Management Services Agreement (“Agreement”) with CGM effective May 16, 2006. The Agreement provides for, among other things, CGM to perform services for the Company in exchange for a management fee paid quarterly and equal to 0.5% of the Company’s adjusted net assets. The Company amended the Agreement on November 8, 2006, to clarify that adjusted net assets are not reduced by non-cash charges associated with the Supplemental Put Agreement, which amendment was unanimously approved by the Compensation Committee and the Board of Directors. The management fee is required to be paid prior to the payment of any distributions to shareholders. For the year ended December 31, 2006, the Company incurred the following management fees to CGM, by entity:

Year ended
(in thousands)	December 31, 2006

CBS Personnel	$674
ACI	315
Silvue	218
Anodyne	145
Corporate	3,024

Total	$4,376

Approximately $0.4 million of the management fees incurred were unpaid as of December 31, 2006.

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
Supplemental Put Agreement — As distinct from its role as Manager of the Company, CGM is also the owner of 100% of the allocation interests in the Company. Concurrent with the IPO, CGM and the Company entered into a Supplemental Put Agreement, which may require the Company to acquire these allocation interests upon termination of the Management Services Agreement. Essentially, the put rights granted to CGM require the Company to acquire CGM’s allocation interests in the Company at a price based on a percentage of the increase in fair value in the Company’s businesses over its basis in those businesses. Each fiscal quarter the Company estimates the fair value of its businesses for the purpose of determining its potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. For the year ended December 31, 2006, the Company recognized approximately $22.5 million in non-cash expense related to the Supplemental Put Agreement.
On January 5, 2007, the Company sold its majority owned subsidiary, Crosman (see Note D “Discontinued Operations”). As a result of the sale, the Company is obligated to pay CGM its profit allocation, per the management services agreement. The profit allocation related to Crosman totals approximately $7.9 million. The Company intends to pay CGM its profit allocation in the first fiscal quarter of 2007. This liability is recorded as part of the supplemental put liability.
Anodyne Acquisition
On July 31, 2006, the Company acquired from CGI and its wholly-owned, indirect subsidiary, Compass Medical Mattress Partners, LP (the “Seller”) approximately 47.3% of the outstanding capital stock, on a fully-diluted basis, of Anodyne, representing approximately 69.8% of the voting power of all Anodyne stock. Pursuant to the same agreement, the Company also acquired from the Seller all of the Original Loans. On the same date, the Company entered into a Note Purchase and Sale Agreement with CGI and the Seller for the purchase from the Seller of a Promissory Note (“Note”) issued by a borrower controlled by Anodyne’s chief executive officer. The Note is secured by shares of Anodyne stock and guaranteed by Anodyne’s chief executive officer. The Note accrues interest at the rate of 13% per annum and is added to the Note’s principal balance. The balance of the Note plus accrued interest totaled approximately $5.6 million at December 31, 2006. The Note matures in August, 2008. The Company recorded interest income totaling $0.3 million in 2006 related to this note.
CGM acted as an advisor to the Company in the Anodyne transaction for which it received transaction services fees and expense payments totaling approximately $300,000. In addition, CGM acted as an advisor in two acquisitions that were consummated subsequent to December 31, 2006 for which it received transaction fees and expenses. See Note P “Subsequent Events.”
Advanced Circuits
In connection with the acquisition of Advanced Circuits by CGI in September 2005, Advanced Circuits loaned certain officers and members of management of Advanced Circuits $3,409,100 for the purchase of 136,364 shares of Advanced Circuit’s common stock. On January 1, 2006, Advanced Circuits loaned certain officers and members of management of Advanced Circuits $4,834,150 for the purchase of an additional 193,366 shares of Advanced Circuit’s common stock. The notes bear interest at 6% and interest is added to the notes. The notes are due in September 2010 and December 2010 and are subject to mandatory prepayment provisions if certain conditions are met.
Advanced Circuits granted the purchasers of the shares the right to put to Advanced Circuits a sufficient number of shares at the then fair market value of such shares, to cover the tax liability that each purchaser may have. Approximately $790 thousand of compensation expense calculated using the Black Scholes model related to these rights and is reflected in selling and general administrative expenses for the year ended December 31, 2006.
In connection with the issuance of the notes as described above, Advanced Circuits implemented a performance incentive program whereby the notes could either be partially or completely forgiven based upon the achievement of certain pre-defined financial performance targets. The measurement date for determination of any potential loan forgiveness is based on the financial performance of Advanced Circuits for the fiscal year ended December 31, 2010. The Company believes that the achievement of the loan forgiveness is probable and is accruing any potential forgiveness over a service period measured from the issuance of the notes until the actual measurement date of December 31, 2010. During fiscal 2006, the Company accrued approximately $1.6 million for this loan forgiveness. This expense has been classified as a component of general and administrative expense.
Approximately $4.0 million is reflected as a component of other non-current liabilities in the consolidated balance sheets in connection with these two agreements at Advanced Circuits

Cost Reimbursement
The Company reimbursed CGI, which owns 35.9% of the Trust shares, approximately $2.5 million for costs incurred by CGI in connection with the Company’s IPO. In addition, the Company reimbursed its Manager, CGM, approximately $0.7 million, principally for occupancy and staffing costs incurred by CGM on the Company’s behalf during the year ended December 31, 2006.
Note P — Subsequent Events
On January 5, 2007, the Company sold all of its interest in Crosman, an operating segment for approximately $143.0 million. Closing and other transactions costs totaled approximately $2.4 million. The Company’s share of the net proceeds, after accounting for the redemption of Crosman’s minority holders and the payment of CGM’s profit allocation was approximately $110.0 million. The Company will recognize a gain on the sale of approximately $36 to $37 million in fiscal 2007. Approximately $85.0 million of the net proceeds were used to repay amounts outstanding and accrued interest under the Company’s Revolving Credit Facility. The remaining net proceeds were invested in short term investment securities pending future application.
On February 28, 2007, the Company purchased a controlling interest in Aeroglide Corporation (“Aeroglide”). Aeroglide is a leading global designer and manufacturer of industrial drying and cooling equipment. Aeroglide provides specialized thermal processing equipment designed to remove moisture and heat as well as roasting, toasting and baking a variety of processed products. Its machinery includes conveyer driers and coolers, impingement driers, drum driers, rotary driers, toasters, spin cookers and coolers, truck and tray driers and related auxiliary equipment and is used in the production of a variety of human foods, animal and pet feeds and industrial products. Aeroglide utilizes an extensive engineering department to custom engineer each machine for a particular application.
A controlling interest in Aeroglide was purchased for approximately $57 million representing approximately 89% of the outstanding stock.
On February 28, 2007, the Company purchased a controlling interest in Halo Branded Solutions, Inc. (“Halo”). Operating under the brand names of Halo and Lee Wayne, Halo serves as a one-stop shop for over 30,000 customers providing design, sourcing, management and fulfillment services across all categories of its customer promotional product needs in effectively communicating a logo or marketing message to a target audience. Halo has established itself as a leader in the promotional products and marketing industry through its focus on servicing its group of over 700 account executives.
A controlling interest in Halo was purchased for approximately $61 million, representing approximately 73.6% of the outstanding equity.
CGM acted as an advisor in these transactions and received $1.2 million in fees.

SCHEDULE II —Valuation and Qualifying Accounts

		Additions
	Balance at	Charge to Costs and	Other			Balance at end of
(in thousands)	May 16, 2006	Expense	Charges	Deductions		Year
Allowance for doubtful accounts	$3,136	$1,087	$—	$896	(1)	$3,327
Valuation allowance for deferred tax assets	$1,589	$139	$—	$—		$1,728

(1)	Represent write-offs and rebate payments.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Stock and Note Purchase Agreement dated as of July 31, 2006, among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP(5)

3.1	Certificate of Trust of Compass Diversified Trust(1)

3.2	Certificate of Formation of Compass Group Diversified Holdings LLC(1)

3.3	Amended and Restated Trust Agreement of Compass Diversified Trust(3)

3.4	Second Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated January 9, 2007(7)

4.1	Specimen Certificate evidencing a share of trust of Compass Diversified Trust (included in Exhibit 3.3)(2)

4.2	Specimen Certificate evidencing an interest of Compass Group Diversified Holdings LLC (included in Exhibit 3.2)(3)

10.1	Form of Registration Rights Agreement(3)

10.2	Form of Registration Rights Agreement(4)

10.3	Form of Supplemental Put Agreement by and between Compass Group Management LLC and Compass Group Diversified Holdings LLC(3)

10.4	Employment Agreement by and between Compass Group Management LLC and James Bottiglieri dated as of September 28, 2005(2)

10.5	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP(4)

10.6	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and Pharos I LLC(4)

10.7	Form of Credit Agreement by and between Compass Group Diversified Holdings LLC and each of the initial businesses(3)

10.8	Shareholders’ Agreement for holders of CBS Personnel Holdings, Inc. Class C common stock(2)

10.9	Stockholder’s Agreement for holders of Crosman Acquisition Corp. common stock(2)

10.10	Stockholder’s Agreement for holders of Compass AC Holdings, Inc. common stock(2)

10.11	Stockholder’s Agreement for holders of Silvue Technologies Group, Inc. common stock(2)

10.12	Amended and restated Management Services Agreement with CGM dated November 8, 2006(8)

10.13	Form of Supplemental Put Agreement by and between Compass Group Management LLC and Compass Group Diversified Holdings LLC(3)

10.14	Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC, dated as of November 21, 2006(6)

21.1	List of Subsidiaries(9)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant(9)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant(9)

32.1	Section 1350 Certification of Chief Executive Officer of Registrant(9)

32.2	Section 1350 Certification of Chief Financial Officer of Registrant(9)

99.1	Note Purchase and Sale Agreement dated as of July 31, 2006 among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (5)

99.2	Stock Purchase Agreement and disclosure schedule, dated as of February 28, 2007, among Aeroglide Corporation, the shareholders of Aeroglide Corporation and Aeroglide Holdings, Inc.(8)

99.3	Stock Purchase Agreement and disclosure schedule, dated as of February 28, 2007, by and between HA-LO Holdings, LLC and Halo Holding Corporation(8)

(1)	Previously filed in connection with Compass Diversified Trust’s and Compass Diversified Holdings LLC registration statement on Form S-1 (File No. 333-130326, 333-130326-01) filed on December 14, 2005.

(2)	Previously filed in connection with Amendment No. 3 to Compass Diversified Trust’s and Compass Diversified Holdings LLC’s registration statement on Form S-1 (File No. 333-130326, 333-130326-01) filed on April 13, 2006.

(3)	Previously filed in connection with Amendment No. 4 to Compass Diversified Trust’s and Compass Group Diversified Holdings LLC’s registration statement on Form S-1 (File No. 333-130326-01) filed on April 26, 2006.

(4)	Previously filed in connection with Amendment No. 6 to Compass Diversified Trust’s and Compass Group Diversified Holdings LLC’s registration statement on Form S-1 (File No. 333-130326-01) filed on May 5, 2006.

(5)	Filed with Registrants 8-K on August 1, 2006.

(6)	Filed with Registrants 8-K on November 22, 2006.

(7)	Filed with Registrants 8-K on January 10, 2007.

(8)	Filed with Registrants 8-K on March 1, 2007.

(9)	Filed herein.