Form 10-Q
period 2007-03-31
Compass Diversified Trust; Compass Group Diversified Holdings LLC
filed 2007-05-14
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
COMPASS DIVERSIFIED TRUST
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	0-51937 (Commission file number)	57-6218917 (I.R.S. employer identification number)
COMPASS GROUP DIVERSIFIED HOLDINGS LLC
(Exact name of registrant as specified in its charter)

Delaware	0-51938	20-3812051
(State or other jurisdiction of		(I.R.S. employer
incorporation or organization)	(Commission file number)	identification number)
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
Yes ☐           No ☑
As of May 10, 2007, there were 30,325,000 shares of
Compass Diversified Trust outstanding.
COMPASS DIVERSIFIED TRUST

QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2007
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

PART I
FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
Compass Diversified Trust
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands)	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,692	$7,006
Accounts receivable, less allowances of $3,411 at March 31, 2007 and $3,327 at Dec. 31, 2006	98,484	74,899
Inventories	9,216	4,756
Prepaid expenses and other current assets	17,050	7,059
Current assets of discontinued operations	—	46,636

Total current assets	133,442	140,356

Property, plant and equipment, net	19,710	10,858
Goodwill	218,652	160,281
Intangible assets, net	180,311	128,890
Deferred debt issuance costs, less accumulated amortization of $381 at March 31, 2007 and $114 at Dec. 31, 2006	5,041	5,190
Other non-current assets	17,181	15,894
Assets of discontinued operations	—	64,128

Total assets	$574,337	$525,597

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$74,102	$52,900
Due to related party	509	8,349
Revolving credit facility	98,351	87,604
Current liabilities of discontinued operations	—	14,019

Total current liabilities	172,962	162,872

Supplemental put obligation	15,969	14,576
Deferred income taxes	56,946	41,337
Other non-current liabilities	17,103	17,336
Non-current liabilities of discontinued operations	—	6,634

Total liabilities	262,980	242,755

Minority interests	24,860	27,131

Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 20,450 shares issued and outstanding	268,826	274,961
Accumulated earnings (deficit)	17,671	(19,250)

Total stockholders’ equity	286,497	255,711

Total liabilities and stockholders’ equity	$574,337	$525,597

See notes to condensed consolidated financial statements.

Compass Diversified Trust
Condensed Consolidated Statement of Operations
(unaudited)

	Three-months	Three-months
	Ended	Ended
(in thousands, except per share data)	March 31, 2007	March 31, 2006
Net sales	$176,319	$—
Cost of sales	133,703

Gross profit	42,616
Operating expenses:
Staffing expense	14,012	—
Selling, general and administrative expenses	17,790	1
Supplemental put expense	1,393	—
Fees to manager	2,184	—
Amortization expense	3,831	—

Operating income (loss)	3,406	(1)

Other income (expense):
Interest income	600	—
Interest expense	(1,486)	—
Amortization of debt issuance costs	(270)	—
Other income, net	12	—

Income (loss) from continuing operations before income taxes and minority interests	2,262	(1)
Provision for income taxes	1,337	—
Minority interest	42	—

Income (loss) from continuing operations	883	(1)
Gain on sale of discontinued operations, net of income tax	36,038	—

Net income (loss)	$36,921	$(1)

Basic and fully diluted income (loss) per share	$1.81	$(0.0)

Weighted average number of shares of trust stock outstanding – basic and fully diluted	20,450	—

Cash dividends declared per share	$0.30	—

See notes to condensed consolidated financial statements.

Compass Diversified Trust
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

			Accumulated	Total
	Number of		Earnings	Stockholders’
(in thousands)	Shares	Amount	(Deficit)	Equity
Balance — December 31, 2006	20,450	$274,961	$(19,250)	$255,711

Dividends paid	—	(6,135)		(6,135)
Net income	—	—	36,921	36,921

Balance — March 31, 2007	20,450	$268,826	$17,671	$286,497

See notes to condensed consolidated financial statements.

Compass Diversified Trust
Condensed Consolidated Statement of Cash Flows
(unaudited)

Three Months
Ended
(in thousands)	March 31, 2007
Cash flows from operating activities:

Net income	$36,921
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of Crosman	(36,038)
Depreciation and amortization expense	4,745
Amortization of debt issuance costs	255
Supplemental put expense	1,393
Minority interests	42
Stockholder notes	(568)
Deferred taxes	(536)
Other	79
Changes in operating assets and liabilities, net of acquisition:
Decrease in accounts receivable	3,829
Decrease in inventories	409
Decrease in prepaid expenses and other current assets	793
Decrease in accounts payable and accrued expenses	(4,927)
Decrease in supplemental put obligation	(7,880)

Net cash used in operating activities	(1,483)

Cash flows from investing activities:
Purchases of property and equipment	(823)
Crosman disposition	119,856
Aeroglide and Halo acquisition, net of cash acquired	(120,045)

Net cash used in investing activities	(1,012)

Cash flows from financing activities:
Net proceeds from revolving lines of credit	10,740
Debt issuance costs	(277)
Distributions paid	(6,135)

Net cash provided by financing activities	4,328

Net increase in cash and cash equivalents	1,833
Foreign currency adjustment	(147)

Cash and cash equivalents — beginning of period	7,006

Cash and cash equivalents — end of period	$8,692

Supplemental disclosure of non-cash activities:
Income taxes paid	$2,682
Interest paid	$1,878
See notes to condensed consolidated financial statements.

Compass Diversified Trust
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(unaudited)
Note A — Organization and Business Operations
Compass Diversified Trust, a Delaware statutory trust (the “Trust”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability company (the “Company”), was also formed on November 18, 2005. Compass Group Management LLC, a Delaware limited liability company (“CGM” or the “Manager”), was the sole owner of 100% of the Interests of the Company (as defined in the Company’s operating agreement, dated as of November 18, 2005, which were subsequently reclassified as the “Allocation Interests” pursuant to the Company’s amended and restated operating agreement, dated as of April 25, 2006 (as amended and restated, the “LLC Agreement”).
Note B — Presentation and Principles of Consolidation
The condensed consolidated financial statements for the three-month periods ended March 31, 2007 and 2006 are unaudited and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain amounts reported in prior periods have been reclassified to conform to the current presentation.
The condensed consolidated financial statements include the accounts of Compass Diversified Trust and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Note C —Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Both SFAS 157 and SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that the adoption of SFAS 157 and SFAS 159 will have on its financial statements.
Note D — Disposition of Business
     Disposition of Crosman
On January 5, 2007, the Company sold its majority owned subsidiary, Crosman for approximately $143 million. Closing and other transaction costs totaled approximately $2.4 million. The Company’s share of the net proceeds, after accounting for the redemption of Crosman’s minority holders and the payment of CGM’s profit allocation of $7.9 million, was approximately $112.0 million. The Company recognized a gain on the sale in the first quarter of fiscal 2007 of approximately $36 million or $1.76 per share. $85.0 million of the net proceeds were used to repay amounts then outstanding under the Company’s Revolving Credit Facility. The remaining net proceeds were used as partial funding for our acquisitions described below. Crosman is reflected as a discontinued operation in the December 31, 2006 condensed consolidated balance sheet.
Note E — Acquisition of Businesses
Acquisition of Aeroglide Corporation
On February 28, 2007, the Company purchased a controlling interest in Aeroglide Corporation (“Aeroglide”). Aeroglide is a leading global designer and manufacturer of industrial drying and cooling equipment. Aeroglide provides specialized thermal processing equipment designed to remove moisture and heat as well as roasting, toasting and baking a variety of processed products. Its machinery includes conveyer driers and coolers, impingement driers, drum driers, rotary driers, toasters, spin cookers and coolers, truck and tray driers and related auxiliary equipment and is used in the production of a variety of human foods, animal and pet feeds and industrial products. Aeroglide utilizes an extensive engineering department to custom engineer each machine for a particular application. The Company made loans to and purchased a controlling interest in Aeroglide for approximately $58 million representing approximately 89% of the stock of Aeroglide on a fully diluted basis.

Aeroglide enters into long-term contracts with customers to design and build specialized machinery, based on a customer’s specific needs, for drying and cooling a wide range of natural and man-made products. Revenue under these long-term sales contracts is recognized using the percentage of completion method prescribed by Statement of Position No. 81-1 due to the length of time to manufacture and assemble the equipment. Aeroglide measures revenue based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract. Provision for estimated losses on uncompleted contracts, if any, are made in the period in which losses are determined. Unanticipated changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the Company’s consolidated financial statements.
Acquisition of Halo Branded Solutions, Inc.
On February 28, 2007, the Company purchased a controlling interest in Halo Branded Solutions, Inc. (“Halo”). Operating under the brand names of Halo and Lee Wayne, Halo serves as a one-stop shop for over 30,000 customers providing design, sourcing, management and fulfillment services across all categories of its customer promotional product needs. Halo has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 700 account executives. The Company made loans to and purchased a controlling interest in Halo for approximately $62 million, representing approximately 73.6% of the outstanding equity.
CGM acted as an advisor to the Company in each of the aforementioned acquisitions for which it received fees totaling approximately $1.2 million.
Unaudited Pro Forma Information
The following unaudited pro forma data for the three months ended March 31, 2007 gives effect to the acquisition of Aeroglide and Halo, as described above, as if the acquisitions had been completed as of January 1, 2007. The pro forma data gives effect to actual operating results and adjustments to interest expense, amortization and depreciation expense, management fees and minority interests in the acquired businesses. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

Three months ended March 31, 2007
(in thousands, except per share data)	Total
Net sales	$202,587

Income from continuing operations before income taxes and minority interests	$2,148

Net income	$36,807

Basic and fully diluted income per share	$1.80
Note F – Business segment data
At March 31, 2007, the Company has six reportable business segments. Each business segment represents an acquisition. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.
A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:
•	Compass AC Holdings, Inc.(“ACI”), is an electronic components manufacturing company, is a provider of prototype and quick-turn printed circuit boards. ACI manufactures and delivers custom printed circuit boards to over 8,000 customers in the United States.

•	Aeroglide, is a leading global designer and manufacturer of industrial drying and cooling equipment. Aeroglide provides specialized thermal processing equipment designed to remove moisture and heat as well as roasting, toasting and baking a variety of processed products. Its machinery includes conveyer driers and coolers, impingement driers, drum driers, rotary driers, toasters, spin cookers and coolers, truck and tray driers and related auxiliary equipment and is used in the production of a variety of human foods, animal and pet feeds and industrial products. Aeroglide utilizes an extensive engineering department to custom engineer each machine for a particular application.

•	Anodyne Medical Device, Inc (“Anodyne”), is a medical support surfaces company, is a manufacturer of patient positioning devices primarily used for the prevention and treatment of pressure wounds experienced by patients with limited or no mobility. Anodyne is headquartered in California and its products are sold primarily in North America.

•	CBS Personnel Holdings, Inc. (“CBS”) is a human resources outsourcing firm, is a provider of temporary staffing services in the United States. CBS Personnel serves over 4,000 corporate and small business clients. CBS Personnel also offers employee leasing services, permanent staffing and temporary-to-permanent placement services.

•	Halo, operating under the brand names of Halo and Lee Wayne, serves as a one-stop shop for over 30,000 customers providing design, sourcing, management and fulfillment services across all categories of its customer promotional product needs. Halo has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 700 account executives.

•	Silvue Technologies Group, Inc. (“Silvue”) is a global hard-coatings company, is a developer and producer of proprietary, high performance liquid coating systems used in the high –end eye-ware, aerospace, automotive and industrial markets. Silvue has sales and distribution operations in the United States, Europe and Asia as well as manufacturing operations in the United States and Asia.
The tabular information that follows shows data of reportable segments reconciled to amounts reflected in the Condensed Consolidated Financial Statements. The operations of each of the businesses are included in consolidated operating results as of their date of acquisition. There are no inter-segment transactions.
A disaggregation of the Company’s consolidated revenue and other financial data for the three-month period ended March 31, 2007 is presented below, (in thousands).

Three months ended
Net sales of business segments	March 31, 2007
ACI	$13,079
Aeroglide	5,412
Anodyne	9,387
CBS Personnel	135,421
Halo	7,528
Silvue	5,492

Total	176,319
Reconciliation of segment revenues to consolidated net sales:
Corporate and other	—

Total consolidated net sales	$176,319

Three months ended
Profit of business segments (1)	March 31, 2007
ACI	$5,125
Aeroglide	152
Anodyne	348
CBS Personnel	3,419
Halo	(570)
Silvue	1,466

Total	9,940
Reconciliation of segment profit to consolidated income from continuing operations before income taxes and minority interests:
Interest expense, net	(886)
Other income	12
Corporate and other (2)	(6,804)

Total consolidated income from continuing operations before income taxes and minority interests	$2,262

(1)	Segment profit represents operating income.

(2)	Corporate and other consists of charges at the corporate level.

	Accounts
	receivable as of	Allowances as of
Accounts receivable and allowances	March 31, 2007	March 31, 2007
ACI	$3,670	$(285)
Aeroglide	9,637	(85)
Anodyne	4,356	(68)
CBS Personnel	65,555	(2,466)
Halo	15,925	(489)
Silvue	2,752	(18)

Total	101,895	(3,411)
Reconciliation of segments to consolidated amount:
Corporate and other	—	—

Total	101,895	$(3,411)

Allowance for doubtful accounts and other	(3,411)

Total consolidated net accounts receivable	$98,484

			Depreciation and
			Amortization
	Goodwill	Identifiable assets	expense
Goodwill and identifiable assets of business segments	March 31, 2007	March 31, 2007 (3)	March 31, 2007
ACI	$50,659	$24,881	$854
Aeroglide	29,239	34,667	932
Anodyne	18,418	22,483	498
CBS Personnel	60,569	21,367	592
Halo	29,437	44,753	209
Silvue	11,255	15,366	273

Total	199,577	163,517	3,358
Reconciliation of segments to consolidated amount:
Corporate and other identifiable assets		93,684	1,642
Goodwill carried at Corporate level	19,075

Total	$218,652	$257,201	$5,000

(3) Not including accounts receivable scheduled above

Note G — Goodwill and other intangible assets
A reconciliation of the change in the carrying value of goodwill for the period ended March 31, 2007 is as follows (in thousands):

Balance at beginning of period	$160,281
Acquisition of businesses (1)	58,676
Adjustment to purchase accounting (1)	(305)

Balance at March 31, 2007	$218,652

(1)	Initial purchase price allocations may be adjusted within one year for changes in estimates of the fair value of assets acquired and liabilities assumed.
Other Intangible assets subject to amortization are comprised of the following at March 31, 2007, (in thousands):

Customer and distributor relations	$153,879
Technology	11,660
Licensing agreements and anti-piracy covenants	2,083
Distributor relationships and backlog	3,400
Accumulated amortization	(10,481)
Trade names, not subject to amortization	22,470

Balance at March 31, 2007	$183,011

Amortization expense was $3.8 million during the three month period ended March 31, 2007.
Note H – Revolving Credit Facility
On November 21, 2006, the Company obtained a $250.0 million Revolving Credit Facility (“Revolving Credit Facility”) with an optional $50.0 million increase from a group of lenders (“Lenders”) led by Madison Capital, LLC (“Madison”) as Agent for all lenders. The Revolving Credit Facility provides for a revolving line of credit. The Revolving Credit Facility increased by $5.0 million to $255.0 million in January 2007.
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
The Lenders have agreed to issue letters of credit in an aggregate face amount of up to $50.0 million. The Company pays letter of credit fees at a rate of 3.0% on the aggregate amount of letters of credit outstanding at any of its subsidiaries. Letters of Credit outstanding at March 31, 2007 total approximately $21.0 million. These fees are reflected as a component of interest expense.
As of March 31, 2007, the Company had $95.3 million in revolving credit commitments outstanding under the Revolving Credit Facility and availability of $99.2 million.
On June 6, 2006, our majority owned subsidiary, Silvue entered into an unsecured working capital credit facility for its operations in Japan with The Chiba Bank Ltd. This credit facility provides Silvue with the ability to borrow up to approximately $3.5 million (400,000,000 yen) for working capital needs. The facility expires in May 2007. Outstanding obligations under this facility bear interest at the rate of 1.875% per annum. As of March 31, 2007, the Company had approximately $3.1 million outstanding under this facility.

Note I — Income Taxes
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not result in a cumulative adjustment to the Company’s accumulated earnings . There are no significant tax positions for which it is reasonably possible that the related unrecognized tax benefits will significantly change during the next twelve months. The Company classifies interest and penalties related to income taxes as components of the income tax provision
Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2007. Our evaluation was performed, for the Company’s subsidiaries, for the tax years ended December 31, 2003, 2004, 2005 and 2006 and for the Trust, since its inception in 2006, the tax years which remain open, subject to examination by major tax jurisdictions, as of March 31, 2007.
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
On April 24 2007, the Company paid a distribution of $0.30 per share to holders of record as of April 18, 2007.
On May 8, 2007 the Company completed an additional secondary public offering of 8,000,000 trust shares at an offering price of $16.00 per share. Simultaneous with the sale of the trust shares to the public, Compass Group Investments, Inc. purchased, through a wholly-owned subsidiary, 1,875,000 trust shares at $16.00 per share in a separate private placement. The net proceeds to the Company, after deducting underwriter’s discount and offering costs totaled approximately $149.4 million. The Company used the net proceeds to repay the outstanding balance on its Revolving Credit Facility with the balance to be used for general corporate purposes. The underwriters have an over-allotment option to purchase an additional 1,200,000 shares.
Note K – Commitments and contingencies
In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
This item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the sections entitled “Forward-Looking Statements” and “Risk Factors” included elsewhere in this Quarterly Report as well as those risk factors discussed in the section entitled “Risk Factors” in our annual report on Form 10-K.
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
We acquire and manage middle market businesses based in North America with annual cash flows between $5 million and $40 million. We seek to acquire controlling ownership interests in the businesses in order to maximize our ability to work actively with the management teams of those businesses. Our model for creating shareholder value is to be disciplined in identifying and valuing businesses, to work closely with management of the businesses we acquire to grow the cash flows of those businesses, and to opportunistically exit businesses when we believe that doing so will maximize returns. We currently own six businesses in six distinct industries and we believe that these businesses will continue to produce stable and growing long-term cash flows, enabling us to meet our objectives of growing distributions to our shareholders, independent of any incremental acquisitions we may make, and investing in the long-term growth of the Company.
In identifying acquisition candidates, we target businesses that:
•	produce stable cash flows;

•	have strong management teams largely in place;

•	maintain defensive positions in industries with forecasted long-term macroeconomic growth; and

•	face minimal threat of technological or competitive obsolescence.
We maintain a long-term ownership outlook which we believe provides us the opportunity to develop more comprehensive strategies for the growth of our businesses through various market cycles, and will decrease the possibility, often faced by private equity firms or other financial investors, that our businesses will be sold at unfavorable points in a market cycle. Furthermore, we provide the financing for both the debt and equity in our acquisitions which allows us to pursue growth investments, such as add-on acquisitions, that might otherwise be restricted by the requirements of a third-party lender. We have also found sellers to be attracted to our ability to provide both debt and equity financing for the consummation of acquisitions, enhancing the prospect of confidentiality and certainty of consummating these transactions. In addition, we believe that our ability to be long-term owners alleviates the concern that many private company owners have with regard to their businesses going through multiple sale processes in a short period of time and the disruption that this may create for their employees or customers.
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
Based on the experience of our management team and its ability to identify and negotiate acquisitions, we believe we are positioned to acquire additional attractive businesses. Our management team has a large network of over 2,000 deal intermediaries to whom it actively markets and who we expect to expose us to potential acquisitions. Through this network, as well as our management team’s active proprietary transaction sourcing efforts, we typically have a substantial pipeline of potential acquisition targets. In consummating transactions, our management team has, in the past, been able to successfully navigate complex situations surrounding acquisitions, including corporate spin-offs, transitions of family-owned businesses, management buy-outs and reorganizations. We believe the flexibility, creativity, experience and expertise of our management team in structuring transactions provides us with a strategic advantage by allowing us to consider non-traditional and complex transactions tailored to fit a specific acquisition target
In addition, because we intend to fund acquisitions through the utilization of our Revolving Credit Facility, we do not expect to be subject to delays in or conditions by closing acquisitions that would be typically associated with transaction specific financing, as is typically the case in such acquisitions
Crosman Disposition
On January 5, 2007, we sold all of our interest in Crosman, an operating segment, for approximately $143 million. Closing and other transaction costs totaled approximately $2.4 million. Our share of the proceeds, after accounting for the redemption of Crosman’s minority holders and the payment of CGM’s profit allocation of $7.9 million was approximately $112 million. We recognized a gain on the sale of approximately $36 million in the first quarter of 2007. $85.0 million of the net proceeds were used to repay amounts outstanding under our Revolving Credit Facility. The remaining net proceeds were invested in short-term investment securities pending future application.
Aeroglide Acquisition
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
We made loans to and purchased a controlling interest in Aeroglide for approximately $58 million representing approximately 89% of the outstanding stock. The cash consideration was funded through available cash and a drawing on our Revolving Credit Facility.

Halo Acquisition
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
We made loans to and purchased a controlling interest in Halo for approximately $62 million, representing approximately 73.6% of the outstanding equity. The cash consideration was funded through available cash and a drawing on our Revolving Credit Facility.
Recent events
On May 8, 2007 we completed a secondary public offering of 8,000,000 Trust shares at an offering price of $16.00 per share. Simultaneous with the sale of the trust shares to the public, Compass Group Investments, Inc. purchased, through a wholly-owned subsidiary, 1,875,000 Trust shares at $16.00 per share in a separate private placement. The net proceeds to the Company, after deducting underwriter’s discount and offering costs totaled approximately $149.4 million. We used the net proceeds to repay the outstanding balance on our Revolving Credit Facility with the balance to be used for general corporate purposes, including funding future acquisitions. The underwriters have an over-allotment option to purchase an additional 1,200,000 shares from us at the public offering price, less the underwriting discount and commissions within 30 days from May 8, 2007.

Results of Operations
In the following results of operations, we provide (i) our consolidated results of operations for the three-month period ended March 31, 2007, which includes the results of operations of our acquired businesses for the three-months ended March 31, 2007 with the exception of Aeroglide and Halo whose results of operations are included from the date of acquisition (March 1, 2007), and (ii) comparative, historical, unconsolidated results of operations for each of the businesses, on a stand-alone basis, for the three-month period ended March 31, 2007 and 2006. Anodyne was formed in 2005, began business operations in February 2006 and was acquired by us on August 1, 2006. As a result, meaningful comparative results of operations for Anodyne are not available.
Consolidated Results of Operations – Compass Diversified Trust and Compass Group Diversified Holdings LLC

Three months
ended
(in thousands)	March 31, 2007

Net sales	$176,319
Cost of sales	133,703

Gross profit	42,616
Selling, general and administrative expense (including staffing)	31,504
Fees to manager	2,184
Supplemental put cost	1,393
Amortization of intangibles	3,831
Research and development expense	298

Operating income	$3,406

Net sales
We do not generate any revenues apart from those generated by the businesses we own, control and operate. The Trust and the Company may generate interest income on the investment of available funds, but expect such earnings to be minimal. Our investment in our initial businesses is typically in the form of loans from the Company to such businesses, as well as equity interests in those companies. Cash flows coming to the Trust and the Company are the result of interest payments on those loans, amortization of those loans and, in the future, potentially, dividends on the Company’s equity ownership. However, on a consolidated basis these items will be eliminated.
Expenses
The Trust’s and the Company’s operating expenses primarily consist of the salary and related costs and expenses of the Company’s Chief Financial Officer and his staff, the cost of professional services and other expenses including the directors and audit fees, directors and officers’ insurance premiums and tax preparation services.
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annualized) of our adjusted net assets, which is defined in the Management Services Agreement (see Related Party Transactions). We accrue for the management fee on a quarterly basis. For the three month period ended March 31, 2007 we incurred approximately $2.2 million, in expense for these fees.
In addition, concurrent with the Initial Public Offering, we entered into a Supplemental Put Agreement with CGM pursuant to which CGM has the right to cause us to purchase the allocation interests owned by them upon termination of the Management Services Agreement. We accrued approximately $1.4 million in expense during the quarter ended March 31, 2007 in connection with this agreement. This non-cash expense primarily represents that portion of the estimated increase in the value of our businesses over our basis in those businesses that CGM is entitled to if the Management Services Agreement were terminated, or those businesses were sold (see — Related Party Transactions).

Results of Operations of our businesses
We acquired our existing business on the following dates:
May 16, 2006 – Advanced Circuits, CBS Personnel, and Silvue
August 1, 2006 – Anodyne
February 28, 2007 – Aeroglide and Halo
As a result of the above acquisition dates, our consolidated operating results include the results of operations for the full three-month period ended March 31, 2007 for Advanced Circuits, Anodyne, CBS Personnel and Silvue. Aeroglide and Halo are included in our consolidated operating results for the month of March 2007 only. The following analyses reflect a comparison of the historical results of operations for each of our businesses for the entire three-month periods ended March 31, 2007 and March 31, 2006, which we believe is a more meaningful comparison in explaining the historical financial performance of our businesses. These results of operations are not necessarily indicative of the results to be expected for the full year.
Advanced Circuits
Overview
Advanced Circuits is a provider of prototype, quick-turn and volume production printed circuit boards, or PCBs, to customers throughout the United States. Collectively, prototype and quick-turn PCBs represent approximately 65% of Advanced Circuits’ gross revenues. Advanced Circuits manufactures custom PCBs in as little as 24 hours, while maintaining an approximately 98% error-free production rate and real-time customer service and product tracking 24 hours per day.
Advanced Circuits does not depend or expect to depend upon any customer or group of customers, with no single customer accounting for more than 2% of its net sales in the three-months ended March 31, 2007.
Results of Operations
The table below summarizes the income from operations data for Advanced Circuits for the three-month periods ended March 31, 2007 and March 31, 2006:

	Three-months ended
(in thousands)	March 31, 2007	March 31, 2006

Revenues	$13,079	$11,723
Cost of revenues	5,683	5,006

Gross profit	7,396	6,717

Selling, general and administrative expense	1,479	2,835
Fees to manager	126	126
Amortization of intangibles	666	712

Income from operations	$5,125	$3,044

Three-months ended March 31, 2007 vs. March 31, 2006
Net sales
Net sales for the three months ended March 31, 2007 increased approximately $1.4 million over the corresponding three month period ended March 31, 2006. Increased sales from quick-turn production PCB’s ($0.7 million) and long-lead time and other PCB’s ($0.6 million) are principally responsible for this increase.

Cost of sales
Cost of sales for the nine months ended March 31, 2007 increased approximately $0.7 million. This increase is principally due to the corresponding increase in sales. Gross profit as a percentage of sales decreased during the three months ended March 31, 2007 (56.5% at March 31, 2007 vs. 57.3% at March 31, 2006) largely as a result of costs associated with the increased sales in long-lead time PCB’s which carry a lower relative gross profit margin.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased approximately $1.3 million during the three months ended March 31, 2007 compared to the corresponding period in 2006. This decrease is due to the reduction in costs associated with ACI’s re-purchase provision and loan forgiveness in connection with stock granted to certain members of management aggregating approximately $1.8 million offset in part by an increase in selling costs of $0.5 million primarily representing increases in advertising costs and personnel costs.
Amortization expense
Amortization expense was approximately $0.7 million in each of the three month periods ended March 31, 2007 and 2006, respectively.
Operating income
Operating income for the three months ended March 31, 2007 was approximately $5.1 million compared to approximately $3.0 million for the three months ended March 31, 2006, an increase of approximately $2.1 million. This increase primarily was due to those factors described above.
Aeroglide
Overview
Aeroglide provides specialized thermal processing equipment designed to remove moisture and heat as well as roast, toast and bake a variety of processed products. Its machinery includes conveyor driers and coolers, impingement driers, drum driers, rotary driers, toasters, spin cookers and coolers, truck and tray driers and related auxiliary equipment and is used in the production of a variety of human foods, animal and pet feeds and industrial products. Aeroglide utilizes an extensive engineering department to custom engineer each machine for a particular application.
Results of Operations
The table below summarizes the income from operations data for Aeroglide for the three month periods ended March 31, 2007 and March 31, 2006:

	Three-months ended
(in thousands)	March 31, 2007	March 31, 2006

Net sales	$15,787	$9,542
Cost of sales	9,373	5,589

Gross profit	6,414	3,953

Selling, general and administrative expense	3,477	2,988
Fees to manager	43	—
Amortization of intangibles	834	—

Income from operations	$2,060	$965

Three-months ended March 31, 2007 vs. March 31, 2006
Net sales
Net sales for the three months ended March 31, 2007 increased approximately $6.2 million over the corresponding three months ended March 31, 2006. Machinery sales totaled approximately $12.5 million in the three-months ended March 31, 2007 compared to approximately $6.7 million in the corresponding period in 2006, an increase of $5.8 million. In addition, sales associated with parts and service increased approximately $0.4 million. The increase in machinery sales was due to strong demand for equipment in the food and industrial markets.
Cost of sales
Cost of sales increased approximately $3.8 million and is principally due to the corresponding increase in sales. Gross profit as a percent of sales was 40.6% in the three months ended March 31, 2007 compared to 41.4% in the corresponding period in 2006. The decrease of 0.8% is attributable to greater machinery sales as a percent of total sales in 2007, which generally carry a lower margin.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2007, increased approximately $0.5 million. This increase is largely the result of an increase in sales staff and associated costs necessary to support the significant increase in machinery sales.
Amortization expense
     Amortization expense increased approximately $0.8 million in the three months ended March 31, 2007. This increase is due to the amortization expense of certain intangible assets recognized in connection with Aeroglide’s recapitalization in connection with our purchase of a controlling interest in Aeroglide on February 28, 2007. The majority of the amortization expense is the result of amortizing approximately $0.7 million of an intangible asset recognized in connection with the Company’s purchase and associated with Aeroglide’s sales backlog. Approximately $2.7 million of this asset remains on the balance sheet at March 31, 2007, and we anticipate amortizing the balance over the next two quarters.
Income from operations
Income from operations increased approximately $1.1 million to $2.1 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 based on the factors described above.
Anodyne
Overview
Anodyne was formed in January 2006 in order to purchase the assets and operations of AMF and SenTech which were completed on February 15, 2006. Both AMF and SenTech manufacture and distribute patient positioning devices. On October 5, 2006, Anodyne purchased a third manufacturer and distributor of patient positioning devices, Anatomic Concepts. Anatomic Concepts’ operations were merged into the AMF operations.
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
We purchased Anodyne from CGI on August 1, 2006. As such, our consolidated financial statements include the results of operations of Anodyne for the five month period ended December 31, 2006. Anodyne’s results of operations include the results of Anatomic Concepts since October 5, 2006. We have not presented comparative results for Anodyne for the three months ended March 31, 2007 vs. the three months ended March 31, 2006, as the company was formed in 2005 and began operations on February 15, 2006 and we believe such comparisons would not be meaningful.

Results of Operations
The table below summarizes the income from operations data for Anodyne for the three month period ended March 31, 2007.

Three-months
ended
(in thousands)	March 31, 2007

Net sales	$9,387
Cost of sales	7,211

Gross profit	2,176

Selling, general and administrative expense	1,447
Fees to manager	87
Amortization of intangibles	294

Income from operations	$348

Anodyne’s sales for the three months ended March 31, 2007 exceeded budgeted expectations by approximately $1.4 million. The positive sales performance relative to budget occurred across all product lines.
Cost of sales for the three months ended March 31, 2007 exceeded budget by approximately $0.2 million and gross profit as a percent of sales totaled 23% compared to the budgeted amount of 26%.
Selling, general and administrative costs exceeded budget by approximately $0.2 million due to costs associated with the increased sales and increased accounting fees incurred in connection with the 2006 year-end audit.
Anodyne anticipates sales and operating income for the full year 2007 to equal or exceed its 2007 budgeted expectations.
CBS Personnel
Overview
CBS Personnel, a provider of temporary staffing services in the United States, provides a wide range of human resources services, including temporary staffing services, employee leasing services, and permanent staffing and temporary-to-permanent placement services. CBS Personnel serves over 4,000 corporate and small business clients and during an average week places over 24,000 employees in a broad range of industries, including manufacturing, transportation, retail, distribution, warehousing, automotive supply, construction, industrial, healthcare and financial sectors.
CBS Personnel’s business strategy includes maximizing production in existing offices, increasing the number of offices within a market when conditions warrant, and expanding organically into contiguous markets where it can benefit from shared management and administrative expenses. CBS Personnel typically enters into new markets through acquisition. In keeping with these strategies, CBS Personnel acquired substantially all of the assets of PMC Staffing Solutions, Inc., DBA Strategic Edge Solutions (SES) on November 27, 2006. This acquisition gave CBS Personnel a presence in the Baltimore, Maryland area, while significantly increasing its presence in the Chicago, Illinois area. SES derives its revenues primarily from the light industrial market. CBS Personnel continues to view acquisitions as an attractive means to enter new geographic markets.

Results of Operations
The table below summarizes the income from operations data for CBS Personnel for the three-month periods ended March 31, 2007 and 2006.

	Three-months ended
(in thousands)	March 31, 2007	March 31, 2006

Net revenues	$135,421	$132,406
Cost of revenues	111,404	108,587

Gross profit	24,017	23,819

Selling, general and administrative expense	20,075	20,063
Fees to manager	241	245
Amortization of intangibles	282	270

Income from operations	$3,419	$3,241

Three-months ended March 31, 2007 vs. March 31, 2006
Net Revenues
Revenues for the three months ended March 31, 2007 increased approximately $3.0 million over the corresponding three months ended March 31, 2006. This increase was due to the acquisition of SES in November 2006, which contributed approximately $6.8 million in revenues for the three-month period. Excluding SES, revenues declined quarter-over-quarter by approximately $3.8 million. Severe winter storms affected many clients, curtailing their operations, resulting in an estimated $2.5 million negative effect on revenues.
Cost of revenues
Direct cost of revenues for the three months ended March 31, 2007 increased approximately $2.8 million from the same period a year ago. The effect of the SES acquisition accounts for approximately $5.6 million of the increase, while lower overall demand and the effect of reduced revenue due to severe winter storms resulted in an approximate $2.8 million decrease. Gross margin was approximately 17.7% and 18.0% of revenues for the three-month periods ended March 31, 2007 and 2006, respectively. The decrease is primarily a result of an increase in lower-margin light industrial accounts, resulting from both the SES acquisition, which primarily provides light industrial staffing, and incremental growth in this sector. Light industrial accounts comprised 52.9% of net revenues for the three-month period ended March 31, 2007, compared to 47.8% for the same period a year ago.
Selling, general and administrative expense
Selling, general and administrative expenses for the three months ended March 31, 2007, remained stable from the same period a year ago. CBS incurred approximately $0.8 million in selling, general and administrative expenses directly attributable to the SES operations. Cost control measures in other areas have allowed overall selling, general, and administrative expenses to remain in line with the prior year.
Income from operations
Income from operations increased approximately $0.2 million to approximately $3.4 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 based on the factors described above.

Halo
Overview
Operating under the brand names of Halo and Lee Wayne, Halo, headquartered in Sterling, Illinois, serves as a one-stop shop for over 30,000 customers providing design, sourcing, management and fulfillment services across all categories of its customer promotional product needs. Halo has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 700 account executives.
Distribution of promotional products is seasonal. Typically, Halo expects to realize approximately 45% of its sales and 70% of its operating income in the months of September through December, due to calendar sales and corporate holiday promotions.
Results of Operations
The table below summarizes the income from operations data for Halo for the three month periods ended March 31, 2007 and March 31, 2006:

	Three-months ended
(in thousands)	March 31, 2007	March 31, 2006

Net sales	$23,421	$19,194
Cost of sales	14,666	12,084

Gross profit	8,755	7,110

Selling, general and administrative expense	9,314	7,381
Fees to manager	42	—
Amortization of intangibles	177	—

Loss from operations	$(778)	$(271)

Three-months ended March 31, 2007 vs. March 31, 2006
Net sales
Net sales for the three months ended March 31, 2007 increased approximately $4.2 million over the corresponding three months ended March 31, 2006. Sales increases due to acquisitions made since March 31, 2006 accounted for an increase of approximately $4.7 million. This increase was offset by a slight decrease in sales attributable to the remainder of the business
Cost of sales
Cost of sales for the three months ended March 31, 2007 increased approximately $2.6 million. Gross profit as a percentage of net sales totaled approximately 37.4% and 37.0% of net sales for the three month periods ended March 31, 2007 and 2006, respectively. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. The increase in gross profit as a percent of sales is attributable to increased purchasing efficiencies.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2007, increased approximately $1.9 million. This increase is largely the result of increased commission expense as a result of increased sales and added selling, general and administrative expenses as a result of acquisitions consummated in 2006.
Amortization expense
Amortization expense increased approximately $0.2 million in the three months ended March 31, 2007. This increase is due to the amortization expense of certain intangible assets recognized in connection with Halo’s recapitalization in connection with our purchase of a controlling interest in Halo on February 28, 2007.
Income from operations
Income from operations decreased approximately $0.5 million to a loss of $0.8 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 based on the factors described above.

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
On August 31, 2004, Silvue was formed by CGI and management to acquire SDC Technologies, Inc. and on September 2, 2004, it acquired 100% of the outstanding stock of SDC Technologies, Inc. Following this acquisition, on April 1, 2005, SDC Technologies, Inc. purchased the remaining 50% it did not previously own of Nippon Arc Co. LTD (“Nippon ARC”), which was formerly operated as a joint venture with Nippon Sheet Glass Co., LTD., for approximately $3.6 million
Results of Operations
The table below summarizes the income from operations data for Silvue for the three month periods ended March 31, 2007 and March 31, 2006.

	Three-months ended
(in thousands)	March 31, 2007	March 31, 2006

Net sales	$5,492	$4,738
Cost of sales	1,314	1,168

Gross profit	4,178	3,570

Selling, general and administrative expense	2,143	2,258
Research and development	298	281
Fees to manager	88	88
Amortization of intangibles	183	180

Income from operations	$1,466	$763

Three-months ended March 31, 2007 vs. March 31, 2006
Net sales
Revenues for the three months ended March 31, 2007 increased approximately $0.8 million over the corresponding three months ended March 31, 2006. This increase principally was due to increased coating sales to existing customers.
Cost of sales
Cost of sales for the three months ended March 31, 2007 increased approximately $0.1 million. Gross profit was approximately 76% and 75% of revenue in each of the three month periods ended March 31, 2007 and 2006, respectively. This increase in gross profit percentage principally was due to a proportionately lower percentage of sales being derived from Asia, where margins have been historically lower than in other markets.
Selling, general and administrative expense
Selling, general and administrative expenses decreased approximately $0.1 million during the three months ended March 31, 2007 compared to the corresponding period in 2006. This decrease primarily was due to a reduction in accounting fees.
Research and development costs
Research and development costs totaled approximately $0.3 million and $0.3 million in the three month periods ended March 31, 2007 and 2006, respectively.

      Amortization expense
Amortization expense totaled approximately $0.2 million and $0.2 million in the three month periods ended March 31, 2007 and 2006, respectively.
     Operating income
Operating income for the three months ended March 31, 2007 was approximately $1.5 million compared to approximately $0.8 million for the three months ended March 31, 2006, an increase of approximately $0.7 million. This increase was due primarily to those factors described above.
Liquidity and Capital Resources
At March 31, 2007, on a consolidated basis, cash flows used in operating activities totaled approximately $1.5 million, which represents the inclusion of the results of operations of the Aeroglide and Halo for the month of March 2007 only.
Cash flows used in investing activities totaled approximately $0.2 million, which reflects the costs to acquire Aeroglide and Halo of approximately $118.9 million, including cash acquired, and capital expenditures of approximately $0.8 million offset by the proceeds received from the sale of Crosman totaling approximately $119.9 million.
Cash flow provided by financing activities totaled approximately $4.3 million, reflecting the distribution paid to shareholders on January 24, 2007 of approximately $6.1 million and borrowings under our revolving credit facilities of approximately $10.7 million..
At March 31, 2007 we had approximately $8.7 million of cash on hand and the following outstanding loans due from each of our businesses:
• Advanced Circuits — approximately $35.3 million;
• Aeroglide — approximately $39.0 million;
• Anodyne — approximately $21.6 million;
• CBS Personnel — approximately $58.6 million;
• Halo — approximately $42.3 million; and
• Silvue — approximately $16.1 million
Each loan has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity.
Our primary source of cash is from the receipt of interest and principal on our outstanding loans to our businesses. Accordingly, we are dependent upon the earnings of and cash flow of these businesses, which are available for (i) operating expenses; (ii) payment of principal and interest under our Revolving Credit Agreement,; (iii) payments to CGM due or potentially due pursuant to the Management Services Agreement, the LLC Agreement, and the Supplemental Put Agreement; (iv) cash distributions to our shareholders and (v) investments in future acquisitions. Payments made under (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures. A non-cash charge to earnings of approximately $1.4 million was recorded during the quarter ended March 31, 2007 in order to recognize our estimated, potential liability in connection with the Supplemental Put Agreement between us and CGM. Approximately $7.9 million of the accrued profit allocation was paid in the first quarter of fiscal 2007 in connection with the sale of Crosman. A liability of approximately $16.0 million is reflected in our condensed consolidated balance sheet, which represents our estimated liability for this obligation at March 31, 2007.
We believe that we currently have sufficient liquidity and resources to meet our existing obligations including anticipated distributions to our shareholders over the next twelve months.

On November 21, 2006, we obtained a $250 million Revolving Credit Facility with an option to increase the facility by $50 million from a group of lenders (“Lenders”) led by Madison Capital Funding, LLC as agent. The Revolving Credit Facility allows for loans at either base rate or LIBOR. Base rate loans bear interest at a fluctuating rate per annum equal to the greater of (i) the prime rate of interest published by the Wall Street Journal and (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period, plus a margin ranging from 1.50% to 2.50% based upon the ratio of total debt to adjusted consolidated earnings before interest expense, tax expense, and depreciation and amortization expenses for such period (the “Total Debt to EBITDA Ratio”). LIBOR loans bear interest at a fluctuating rate per annum equal to the London Interbank Offer Rate, or LIBOR, for the relevant period plus a margin ranging from 2.50% to 3.50% based on the Total Debt to EBITDA Ratio We are required to pay commitment fees ranging between 0.75% and 1.25% per annum on the unused portion of the Revolving Credit Facility.
The Lenders agreed to issue letters of credit under the Revolving Line of Credit in an aggregate face amount not to exceed $50 million outstanding at any time. At no time may the (i) aggregate principal amount of all amounts outstanding under the Revolving Credit Facility, plus (ii) the aggregate amount of all outstanding letters of credit, exceed the Loan Commitment.
The Revolving Credit Facility contains various covenants, including financial covenants, with which we must comply. The financial covenants include (i) a requirement to maintain, on a consolidated basis, a fixed coverage ratio of at least 1.5:1, (ii) an interest coverage ratio not to exceed less than 3:1 and (iii) a total debt to earnings before interest, depreciation and amortization ratio of not to exceed 3:1. In addition, the Credit Agreement contains limitations on, among other things, items, certain acquisition, consolidations, sales of assets and the incurrence of debt. In January 2007, the Revolving Credit Facility was increased by $5.0 million. Outstanding indebtedness under the Revolving Credit Facility will mature on November 21, 2011. As of March 31, 2007, we had $95.3 million in revolving credit commitments outstanding under the Revolving Credit Facility. This amount was repaid on May 8, 2007 with the proceeds from a secondary public offering of Trust shares and the private placement with CGI, all as described below.
At March 31, 2007 we had availability of approximately $99.2 million under our Revolving Credit Facility and we were in compliance with all covenants.
We intend to use our Revolving Credit Facility to pursue acquisitions of additional businesses to the extent permitted under our Financing Agreement and to provide for working capital needs.
On February 28, 2007, we purchased a majority interest in two companies, Aeroglide and Halo. The total purchase price for these acquisitions, including our share of the transactions costs, aggregated approximately $120 million. We funded the transactions with excess cash on hand, resulting from the Crosman sale, and borrowings under our Revolving Credit Facility of $94.5 million.
On January 24, 2007 we paid a distribution of $0.30 per share to all holders on record on January 11, 2007 and on April 24, 2007 we paid a distribution $0.30 per share to holders of record on April 18, 2007. These distributions represent a full distribution for the quarters ended December 31, 2006 and March 31, 2007. We intend to pursue a policy of making regular distributions on our outstanding shares. Our policy is dependent upon the liquidity and capital resources available in our businesses, taking into consideration their long and short-term capital needs.
On May 8, 2007 we completed a secondary public offering of 8,000,000 Trust shares at an offering price of $16.00 per share. Simultaneous with the sale of the trust shares to the public, Compass Group Investments, Inc. purchased, through a wholly-owned subsidiary, 1,875,000 Trust shares at $16.00 per share in a separate private placement. The net proceeds to the Company, after deducting underwriter’s discount and offering costs totaled approximately $149.4 million. We used the net proceeds to repay the outstanding balance on our Revolving Credit Facility with the balance of approximately $47 million to be used for general corporate purposes, including funding potential future acquisitions. The underwriters have an over-allotment option to purchase an additional 1,200,000 shares from us at the public offering price, less the underwriting discount and commissions within 30 days from May 8, 2007.

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
        .

Three months ended
(in thousands	March 31, 2007
Net income	$36,921
Adjustment to reconcile net income to cash used in operating activities
Gain on sale of Crosman	(36,038)
Depreciation and amortization	5,000
Supplemental put expense	1,393
Stockholder notes	(568)
Minority interest	42
Deferred taxes	(536)
Other	79
Changes in operating assets and liabilities	(7,776)

Net cash used in operating activities	(1,483)

Plus:
Changes in operating assets and liabilities	7,776
Unused fee on revolving credit facility (1)	488

Less:
Maintenance capital expenditures (2)
Compass Group Diversified Holdings LLC	—
Advanced Circuits	(87)
Aeroglide	14
Anodyne	135
CBS Personnel	106
Halo	148
Silvue	44

Estimated cash flow available for distribution	$6,421

Distribution declared – April 2007	$6,135

(1)	Represents the 1% commitment fee on the unused portion of the Revolving Credit Facility.

(2)	Represents maintenance capital expenditures that were funded from operating cash flow and excludes approximately $0.5 million of growth capital expenditures for the three months ended March 31, 2007.
Cash flows of certain of our businesses are seasonal in nature. Cash flows from CBS Personnel are typically lower in the March 31 quarter of each year than in other quarters due to reduced seasonal demand for temporary staffing services and to lower gross margins during that period associated with the front-end loading of certain taxes and other payments associated with payroll paid to our employees. Cash flows from Halo are typically highest in the months of September through December of each year primarily as the result of calendar sales and holiday promotions. Halo generates approximately two-thirds of its operating income in the months of September through December.

Related Party Transactions
We have entered into the following agreements with CGM. Any fees associated with the agreements described below must be paid, if applicable, prior to the payment of any distributions to shareholders.
•	Management Services Agreement

•	LLC Agreement

•	Supplemental Put Agreement
Management Services Agreement - We entered into a Management Services Agreement (“Agreement”) with CGM effective May 16, 2006. The Agreement provides for CGM to perform services for us in exchange for a management fee paid quarterly and equal to 0.5% of our adjusted net assets. We amended the Agreement on November 8, 2006, to clarify that adjusted net assets are not reduced by non-cash charges associated with the Supplemental Put, which amendment was unanimously approved by the Compensation Committee and the Board of Directors. The management fee is required to be paid prior to the payment of any distributions to shareholders. For the three months ended March 31, 2007 we paid approximately $2.2 million to CGM for its quarterly management fee.
LLC Agreement - As distinguished from its provision of providing management services to us, pursuant to the Management Services Agreement, CGM is also an equity holder of 100% of the allocation interests. As such, CGM has the right to a distribution pursuant to a profit allocation formula upon the occurrence of certain events. CGM has the right to cause the Company to purchase the allocation interests it owns under certain circumstances, (see Supplemental Put Agreement below).
Supplemental Put Agreement - As distinct from its role as our Manager, CGM is also the owner of 100% of the allocation interests in the Company. Concurrent with the IPO, CGM and the Company entered into a Supplemental Put Agreement, which may require the Company to acquire these allocation interests upon termination of the Management Services Agreement. Essentially, the put rights granted to CGM require us to acquire CGM’s allocation interests in the Company at a price based on a percentage of the increase in fair value in the Company’s businesses over its basis in those businesses. Each fiscal quarter we estimate the fair value of our businesses for the purpose of determining our potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. For the three months ended March 31, 2007, we recognized approximately $1.4 million in non-cash expense related to the Supplemental Put Agreement. In addition we paid CGM approximately $7.9 million upon the sale of Crosman, which represented the profit allocation due to Our manager, attributable to Crosman
Aeroglide and Halo acquisitions
CGM acted as an advisor to us in these transactions for which it received transaction services fees and expense payments totaling approximately $1.2 million.

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
The table below summarizes the payment schedule of our contractual obligations at March 31, 2007:

		Less than	1-3	3-5	More than
(in thousands)	Total	1 Year	Years	Years	5 Years
Capital Lease Obligations	$219	$42	$169	$8	$—
Operating Lease Obligations (a)	35,055	8,396	12,806	6,169	7,684
Purchase Obligations (b)	101,982	60,398	22,256	19,328	—
Supplemental Put Obligation (c)	15,969	—	—	—	—

	$153,225	$68,836	$35,231	$25,505	$7,684

(a)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.

(b)	Reflects non-cancelable commitments as of December 31, 2006, including: (i) shareholder distributions of $35.1 million, (ii) management fees of $9.6 million per year over the next five years and; (iii) other obligations, including amounts due under employment agreements.

(c)	The supplemental put obligation represents the long-term portion of an estimated liability accrued as if our management services agreement with CGM had been terminated. This agreement has not been terminated and there is no basis upon which to determine a date in the future, if any, that this amount will be paid.
The table does not include the long-term portion of the actuarially developed reserve for workers compensation, which does not provide for annual estimated payments beyond one year. This liability, totaling approximately $13.2 million at March 31, 2007, is included in our balance sheet as a component of other non-current liabilities.
Critical Accounting Estimates
The preparation of our financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates under different assumptions and judgments and uncertainties, and potentially could result in materially different results under different conditions These critical accounting estimates are reviewed periodically by our independent auditors and the audit committee of our board of directors.
Except as set forth below, our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended December 31, 2006 as filed with the SEC.
Revenue Recognition under Percentage of Completion Method of Accounting
Aeroglide, a majority owned subsidiary, enters into long-term contracts with customers to design and build specialized machinery, based on a customer’s specific needs, for drying and cooling a wide range of natural and man-made products. Revenue under these long-term sales contracts is recognized using the percentage of completion method prescribed by Statement of Position No. 81-1 due to the length of time to manufacture and assemble the equipment. Aeroglide measures revenue based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract. Provision for estimated losses on uncompleted contracts, if any, are made in the period in which losses are determined. Unanticipated changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. We believe that the percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the our consolidated financial statements

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk required by this item are incorporated by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006 and have not materially changed since that report was filed.
ITEM 4. — CONTROLS AND PROCEDURES
As required by Exchange Act Rule 13a-15(b), the Trust’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of the Trust’s and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2007. Based on that evaluation, the Regular Trustees of the Trust and the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Trust’s and the Company’s disclosure controls and procedures were effective as of March 31, 2007.
In connection with the evaluation required by Exchange Act Rule 13a-15(d), the Trust’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, concluded that no changes in the Trust’s or the Company’s internal control over financial reporting occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Trust’s and the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal proceedings associated with the Company’s and the Trust’s business together with legal proceedings for the initial businesses have not changed materially from those disclosed in Part I, Item 2 of our 2006 Annual Report on Form 10-K as filed with the SEC on March 13, 2007.
ITEM 1A. RISK FACTORS
Risk factors and uncertainties associated with the Company’s and the Trust’s business have not changed materially from those disclosed in Part I Item IA of our 2006 Annual Report on Form 10-K as filed with the SEC on March 13, 2007.
ITEM 5. OTHER INFORMATION
NONE

ITEM 6. Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1	Section 1350 Certification of Chief Executive Officer of Registrant
32.2	Section 1350 Certification of Chief Financial Officer of Registrant

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS DIVERSIFIED TRUST

	By:	/s/ James J. Bottiglieri James J. Bottiglieri
Regular Trustee
Date: May 14, 2007

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

	By:	/s/ James J. Bottiglieri James J. Bottiglieri
Chief Financial Officer(Principal Financial and Accounting Officer)
Date: May 14, 2007

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1	Section 1350 Certification of Chief Executive Officer of Registrant
32.2	Section 1350 Certification of Chief Financial Officer of Registrant