Form 10-K
period 2007-12-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2008-03-14
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-51937
Compass Diversified Holdings
(Exact name of registrant as specified in its charter)

Delaware	57-6218917
(Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Commission File Number: 0-51938
Compass Group Diversified Holdings LLC
(Exact name of registrant as specified in its charter)

Delaware	20-3812051
(Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Sixty One Wilton Road Second Floor Westport, CT (Address of principal executive offices)	06880 (Zip Code)

(203) 221-1703
(Registrants’ telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Shares representing beneficial interests in Compass Diversified Holdings (“trust shares”)	NASDAQ Stock Market, Inc.

Securities registered pursuant to Section 12 (g) of the Act:
None

Indicate by check mark if the registrants are collectively a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrants are collectively not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrants are collectively a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the outstanding shares of trust stock held by non-affiliates of Compass Diversified Holdings at June 30, 2007 was $384,118,020 based on the closing price on the Nasdaq on that date. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates.

There were 31,525,000 shares of trust stock without par value outstanding at February 29, 2008.

NOTE TO READER

In reading this Annual Report on Form 10-K, references to:

•	the “Trust” and “Holdings” refer to Compass Diversified Holdings;

•	“businesses” refer to, collectively, the businesses controlled by the Company;

•	the “Company” refer to Compass Group Diversified Holdings LLC;

•	“CGI” refer to Compass Group Investments, Inc.;

•	the “Manager” refer to Compass Group Management LLC (“CGM”);

•	the “initial businesses” refer to, collectively, CBS Personnel Holdings, Inc., Crosman Acquisition Corporation, Compass AC Holdings, Inc. and Silvue Technologies, Group, Inc.;

•	the “2006 acquisitions” refer to, collectively, the acquisitions of Compass AC Holdings, Inc., Anodyne Medical Device, Inc., CBS Personnel Holdings, Inc and Silvue Technologies Group, Inc.;

•	the “2007 acquisitions” refer to, collectively the acquisitions of Aeroglide Corporation, HALO Branded Solutions and American Furniture Manufacturing;

•	the “Trust Agreement” refer to the amended and restated Trust Agreement of the Trust dated as of April 25, 2007, as amended December 21, 2007;

•	the “LLC Agreement” refer to the second amended and restated operating agreement of the Company dated as of January 9; 2007; and

•	“we”, “us” and “our” refer to the Trust, the Company and the businesses together.

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements. We may, in some cases, use words such as “project,” “predict,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” or “may” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this prospectus are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•	ability to successfully operate our businesses on a combined basis, and to effectively integrate and improve any future acquisitions;

•	our ability to remove our Manager and our Manager’s right to resign;

•	our trust and organizational structure, which may limit our ability to meet our dividend and distribution policy;

•	our ability to service and comply with the terms of our indebtedness;

•	our cash flow available for distribution and our ability to make distributions in the future to our shareholders;

•	our ability to pay the management fee, profit allocation and put price if and when due;

•	our ability to make and finance future acquisitions;

•	our ability to implement our acquisition and management strategies;

•	the regulatory environment in which our businesses operate;

•	trends in the industries in which our businesses operate;

•	changes in general economic or business conditions or economic or demographic trends in the United States and other countries in which we have a presence, including changes in interest rates, foreign currency and inflation;

•	environmental risks affecting the business or operations of our businesses;

•	our and our Manager’s ability to retain or replace qualified employees of our businesses and the Manager;

•	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and

•	extraordinary or force majeure events affecting the business or operations of our businesses.

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

Compass Diversified Holdings, a Delaware statutory trust (“Holdings”, or the “Trust”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company (the “Company”), was also formed on November 18, 2005. The Trust and the Company (collectively “CODI”) were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The Trust is the sole owner of 100% of the Trust Interests, as defined in our LLC Agreement, of the Company. Pursuant to that LLC Agreement, the Trust owns an identical number of Trust Interests in the Company as exist for the number of outstanding shares of the Trust. Accordingly, our shareholders are treated as beneficial owners of Trust Interests in the Company and, as such, are subject to tax under partnership income tax provisions.

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

Our structure provides public investors with an opportunity to participate in the ownership and growth of companies which have historically been owned by private equity firms, wealthy individuals or families. Through the acquisition of a diversified group of businesses with these characteristics, we also offer investors an opportunity to diversify their own portfolio risk while participating in the ongoing cash flows of those businesses through the receipt of distributions.

Our disciplined approach to our target market provides opportunities to methodically purchase attractive businesses at values that are accretive to our shareholders. For sellers of businesses, our unique structure allows us to acquire businesses efficiently with little or no financing contingencies and, following acquisition, to provide our businesses with substantial access to growth capital.

We believe that private company operators and corporate parents looking to sell their businesses may consider us an attractive purchaser because of our ability to:

•	provide ongoing strategic and financial support for their businesses;

•	maintain a long-term outlook as to the ownership of those businesses where such an outlook is required for maximization of our shareholders’ return on investment; and

•	consummate transactions efficiently without being dependent on third-party financing on a transaction-by-transaction basis

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

In terms of the businesses in which we had a controlling interest as of December 31, 2007, we believe that those businesses have strong management teams, operate in strong markets with defensible market niches and maintain long-standing customer relationships. As a result, we also believe that these businesses should continue to produce stable growth in earnings and long-term cash flows to meet our objective of providing distributions to our shareholders and increasing shareholder value.

The following is a brief summary of the businesses in which we own a controlling interest at December 31, 2007:

Advanced Circuits

Compass AC Holdings, Inc. (“Advanced Circuits or ACI”), headquartered in Aurora, Colorado, is a provider of prototype and quick-turn printed circuit boards, or PCBs, throughout the United States. PCBs are a vital component of virtually all electronic products. The prototype and quick-turn portions of the PCB industry are characterized by customers requiring high levels of responsiveness, technical support and timely delivery. We made loans to and purchased a controlling interest in Advanced Circuits, on May 16, 2006, for approximately $81 million, representing approximately 70.2% of the outstanding stock of Advanced Circuits on a primary and fully diluted basis.

On October 10, 2007 we provided $47 million of additional loans to Advanced Circuits in order to fund cash distributions at ACI. Our share of this distribution was approximately $33 million.

Aeroglide

Aeroglide Corporation (“Aeroglide”), headquartered in Cary, North Carolina, is a leading global designer and manufacturer of industrial drying and cooling equipment. Aeroglide provides specialized thermal processing equipment designed to remove moisture and heat as well as roast, toast and bake a variety of processed products. Its machinery includes conveyer driers and coolers, impingement driers, drum driers, rotary driers, toasters, spin cookers and coolers, truck and tray driers and related auxiliary equipment and is used in the production of a variety of human foods, animal and pet feeds and industrial products. Aeroglide utilizes an extensive engineering department to custom engineer each machine for a particular application. We made loans to and purchased a controlling interest in Aeroglide, on February 28, 2007, for approximately $58 million representing approximately 88.9% of the outstanding stock on a primary basis and approximately 73.9% on a fully diluted basis.

American Furniture

American Furniture Manufacturing (“American Furniture” or “AFM”) headquartered in Ecru, Mississippi, is a leader in the low-cost manufacturing of upholstered stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products to the promotional market. We made loans to and purchased a controlling interest in AFM on August 31, 2007 for approximately $97 million, representing approximately 93.9% of AFM’s outstanding stock on a primary basis and 84.5% on a fully diluted basis.

Anodyne

Anodyne Medical Device, Inc. (“Anodyne”) headquartered in Los Angeles, California, is a leading manufacturer of medical support services and patient positioning devices used primarily for the prevention and treatment of pressure wounds experienced by patients with limited or no mobility. Anodyne is one of the nation’s leading designers and manufacturers of specialty support surfaces and is able to manufacture products in multiple locations to better serve a national customer base. We made loans to and purchased a controlling interest in Anodyne from CGI on August 1, 2006 for approximately $31 million, in the form of $17.3 million in cash and 950,000 newly issued shares in the Trust, representing approximately 47.3% of the outstanding capital stock, on a fully-diluted basis, which represents approximately 69.8% of the voting power of all Anodyne stock on a fully diluted basis.

On June 27, 2007, Anodyne acquired Prima-Tech Medical Systems, Inc. (“Prima-Tech”), a lower price-point distributor of medical support surfaces for approximately $5.1 million in a combination of cash and common stock of Anodyne. As a result of this transaction our ownership percentage changed to 43.5% on a fully diluted basis.

CBS Personnel

CBS Personnel Holdings, Inc. (“CBS Personnel”), headquartered in Cincinnati, Ohio, is a provider of temporary staffing services in the United States. In order to provide its 4,000 clients with tailored staffing services to fulfill their human resources needs, CBS Personnel also offers employee leasing services, permanent staffing and temporary-to -permanent placement services. CBS Personnel operates 140 branch locations in various cities in 18 states. CBS Personnel and its subsidiaries have been associated with quality service in their markets for more than 30 years. In November, 2006, CBS Personnel acquired substantially all the assets of PMC Staffing Solutions, Inc. for approximately $5.1 million. We made loans to and purchased a controlling interest in CBS Personnel, on May 16, 2006, for approximately $128 million, representing at the time of purchase approximately 97.3% of the outstanding stock of CBS Personnel on a primary basis and approximately 94.4% on a fully diluted basis, after giving effect to the exercise of vested and in the money options and vested non-contingent warrants.

On January 21, 2008, CBS Personnel acquired Staffmark Investment, LLC (“Staffmark). Like CBS Personnel, Staffmark is one of the leading providers of commercial staffing services in the United States, providing staffing services in 30 sates. CBS Personnel repaid $80.0 million in Staffmark indebtedness and issued $47.9 million in CBS Personnel common stock for all the equity interests in Staffmark

HALO

HALO Branded Solutions, operating under the brand names of HALO and Lee Wayne (“HALO”), headquartered in Sterling, Illinois, serves as a one-stop shop for over 30,000 customers providing design, sourcing, management and fulfillment services across all categories of its customer promotional product needs in effectively communicating a logo or marketing message to a target audience. HALO has established itself as a leader in the promotional products and marketing industry through its focus on servicing its group of over 700 account executives. We made loans to and purchased a controlling interest in HALO on February 28, 2007, for approximately $62 million, representing approximately 73.6% of the outstanding equity on a primary and fully diluted basis.

Silvue

Silvue Technologies Group, Inc. (“Silvue”) headquartered in Anaheim, California, is a developer and producer of proprietary, high performance liquid coating systems used in the high-end eyewear, aerospace, automotive and industrial markets. Silvue’s patented coating systems can be applied to a wide variety of materials, including plastics, such as polycarbonate and acrylic, glass, metals and other surfaces. These coating systems impart properties, such as abrasion resistance, improved durability, chemical resistance, ultraviolet, or UV protection, anti-fog and impact resistance, to the materials to which they are applied. Silvue has sales and distribution operations in the United States, Europe and Asia, as well as manufacturing operations in the United States and Asia. We made loans to and purchased a controlling interest in Silvue, on May 16, 2006, for approximately $37.5 million, representing approximately 72.3% of the outstanding stock of Silvue on a primary and fully diluted basis.

Follow-on Offering

On May 8, 2007 we successfully completed a secondary public offering of 9,200,000 Holdings shares (including the Underwriter’s over-allotment of 1,200,000 shares) at an offering price of $16.00 per share. Simultaneous with the sale of the Holdings shares to the public, Compass Group Investments, Inc. (“CGI”) purchased, through a wholly-owned subsidiary, 1,875,000 Holdings shares at $16.00 per share in a separate private placement. The net proceeds to the Company, after deducting underwriter’s discount and offering costs totaled approximately $168.7 million.

Credit Facility Refinancing

We successfully expanded our outstanding credit facility, by amending our existing credit agreement, originally dated November 21, 2006, among a group of lenders led by Madison Capital Funding LLC (“Madison”). The amended credit agreement provides for a $325 million revolving line of credit, subject to borrowing base restrictions (the “Revolving Credit Facility”), as well as a new $150 million term loan ( the “Term Loan Facility” and collectively “Credit Agreement”). The Credit Agreement includes a provision that allows us to increase the Revolving Credit Facility by up to $25 million and the Term Loan Facility by up to $150 million, subject to certain restrictions, over the next two years. The Revolving Credit Facility matures on December 7, 2012. The Term Loan matures on December 7, 2013.

Tax Reporting

In February, 2007, the IRS issued a pronouncement stating its position that a grantor trust owning interests in a limited liability company, on facts very similar to our current structure, would be treated as a partnership for federal income tax purposes, and not as a grantor trust. The rationale for this position is that the overall arrangement permits a variance in the investment of the holders, even though the trustees of the trust do not have that power directly.

In light of this development, the Company and the Trust sought and have recently obtained a closing agreement with the IRS that provides that no penalties will be imposed with respect to the trust’s tax reporting for its 2006 taxable year, and that requires the trust and the company to report tax information jointly for 2007 on Schedule K-1 or a substantially similar format. The closing agreement does not characterize the trust for federal income tax purposes for any period.

Under the Trust Agreement, as amended, our board may further amend the Trust Agreement to provide that the trust be treated as a tax partnership for any and all periods. The board has approved such an amendment to be effective as of January 1, 2007. Therefore, pursuant to such amendment, as of January 1, 2007, the shareholders will be deemed to contribute their interests in the company to a new tax partnership (the trust) in exchange for interests in that new partnership. The contribution would generally be tax-free to both shareholders and the trust pursuant to Code Section 721. The contribution may cause the company to technically terminate for tax purposes pursuant to Code Section 708(b)(1)(B), but this should not have any material adverse consequences to the shareholders, although a shareholder that has a taxable year other than the calendar year may have additional consequences and should consult with their own tax advisor.

For any period in which the trust is treated as a tax partnership, it would be intended to qualify as a publicly traded partnership exempt from taxation as a corporation. For purposes of applying the “qualifying income” tests, the trust’s share of the company’s income will be treated as received directly by the trust and will retain the same character as it had in the hands of the company. References to the “company” in this discussion of “Material U.S. Federal Income Tax Considerations” shall be deemed to include the trust for periods when the trust is treated as a tax partnership.

Information returns will be filed by the trust and the company with the IRS, as required, with respect to income, gain, loss, deduction and other items derived from the company’s activities. The company has and will file a partnership return with the IRS and intends to issue a Schedule K-1 to the trustee. The trustee intends to provide information to each holder of shares using a monthly convention as the calculation period. The trustee has provided information to the shareholders on a schedule to Form 1041 for 2006, and, pursuant to the terms of the closing agreement, will not amend that reporting. For 2007 and future years, the trust will file a Form 1065 and issue Schedules K-1 to shareholders. The information provided on the schedule to Form 1041 and on Schedule K-1 is substantially the same. Moreover, we delivered the Schedule K-1 to shareholders within the same time frame as we delivered the schedule to Form 1041 to shareholders for the 2006 taxable year. The relevant and necessary information for tax purposes is readily available electronically through our website. Each holder will be deemed to have consented to provide relevant information, and if the shares are held through a broker or other nominee, to allow such broker or other nominee to provide such information as is reasonably requested by us for purposes of complying with our tax reporting obligations.

Recent Developments

Acquisition of Fox Factory

On January 4, 2008, we purchased a controlling interest in Fox Factory, Inc. (“Fox”). Headquartered in Watsonville, California, Fox is a designer, manufacturer and marketer of high end suspension products for mountain bikes, all-terrain vehicles, snowmobiles and other off-road vehicles. Fox both acts as a tier one supplier to leading action sport original equipment manufacturers and provides after-market products to retailers and distributors. We made loans to and purchased a controlling interest in Fox for approximately $80.9 million, representing approximately 76.0% of the outstanding stock on a primary basis and approximately 64.8% on a fully diluted basis.

Acquisition of Staffmark

On January 21, 2008, CBS Personnel acquired Staffmark Investment LLC (“Staffmark”). Under the terms of the Purchase Agreement, CBS Personnel purchased all of the outstanding equity interests of Staffmark, and Staffmark has become a wholly-owned subsidiary of CBS Personnel. Staffmark is a leading provider of commercial staffing services in the United States. Staffmark provides staffing services in more than 30 states through 200 branches and on-site locations. The majority of Staffmark’s revenues are derived from light industrial staffing, with the balance of revenues derived from administrative and transportation staffing, permanent placement services and managed solutions.

At closing, CBS Personnel repaid approximately $80 million of Staffmark indebtedness and issued approximately $47.9 million of CBS Personnel common stock representing approximately 28% of CBS Personnel’s outstanding common stock, on a fully diluted basis.

American Furniture Manufacturing Fire

On February, 12, 2008, American Furniture’s 1.2 million square foot corporate office and manufacturing facility in Ecru, MS was partially destroyed in a fire. Approximately 750 thousand square feet of the facility was impacted by the fire. The executive offices were fundamentally unaffected. The recliner and motion plant, although largely unaffected, suffered some smoke damage but resumed operations on February 21, 2008. There were no injuries related to the fire.

Temporarily, the Company has moved its stationary production lines into other facilities. In addition to its 45 thousand square foot ’flex’ facility, management has secured 166 thousand square feet of additional manufacturing and warehouse space in the surrounding Pontotoc area. The production lines at the ’flex’ facility were operating on February 18, 2008 and the other temporary production lines were operating on February 26, 2008. These temporary stationary production lines are fully operational and provide the company with approximately 90% of the pre-fire stationary production capabilities. Orders for stationary products are being addressed by these temporary facilities, whereas the orders for motion and recliner products are being addressed by the production facilities that were largely unaffected by the fire at the Ecru facility. Management continues to seek additional temporary manufacturing and warehouse space, and believes that it will be able to secure additional facilities and bring production back to the pre-fire levels within 90 days.

We are committed to exhaust all resources available to fast track setting up temporary operations in order to minimize the impact on our employees and curtail delivery delays for our customers.

American Furniture is currently evaluating its business interruption and property insurance coverage as it pertains to this fire. Based upon the information available to date, we believe that American Furniture, after meeting certain minimal deductibles, will be fully insured for this loss. The insurance is expected to cover losses as the result of property damage and from lost operating profits.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

We have filed with the SEC Forms S-1, S-3, 10-Q, 10-K and 8-K, which include exhibits, schedules and amendments, under the Securities Act. These forms can be inspected and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549-1004. The public may obtain information about the operation of the public reference room by calling the SEC at 1-800-SEC-0300. In addition, the SEC maintains a web site at http://www.sec.gov that contains the Forms S-1 and S-3 as well as other reports, proxy and information statements and information regarding issuers that file electronically with the SEC. In addition, copies can be accessed indirectly thorough our website (http://www.compassdiversifiedholdings.com).

(1)	CGI and its affiliate, our single largest holder beneficially own 29.3% of the Trust shares, and is our single largest holder. Mr. Massoud is not a director, officer or member of CGI or any of its affiliates.

(2)	Owned by members of our Manager, including Mr. Massoud as managing member.

(3)	Mr. Massoud is the managing member.

(4)	The allocation interests, which carry the right to receive a profit allocation, represents less than 0.1% equity interest in the Company.

(5)	Mr. Day is a non-managing member.

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

Our Manager owns 100% of the allocation interests of the Company, for which it paid $100,000. We have entered into a management services agreement (the “Management Services Agreement”) pursuant to which our Manager manages the day-to-day operations and affairs of the Company and oversees the management and operations of our businesses. We pay our Manager a quarterly management fee for the services it performs on our behalf. In addition, our Manager receives a profit allocation with respect to its allocation interests in us. See Part III, Item 13 “Certain Relationships and Related Transactions” for further descriptions of the management fees and profit allocation to be paid to our Manager. In consideration of our Manager’s acquisition of the allocation interests, we entered into a Supplemental Put agreement with our Manager pursuant to which our Manager has the right to cause us to purchase its allocation interests upon termination of the Management Services Agreement.

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

See Part III, Item 13, “Certain Relationships and Related Party Transactions and Director Independence”.

Market Opportunity

We acquire and manage small to middle market businesses. We characterize small to middle market businesses as those that generate annual cash flows of up to $40 million. We believe that the merger and acquisition market for small to middle market businesses is highly fragmented and provides opportunities to purchase businesses at attractive prices. For example, according to Mergerstat, during the twelve month period ended December 31, 2007, businesses that sold for less than $100 million were sold for a median of approximately 7.4x the trailing twelve months of earnings before interest, taxes, depreciation and amortization as compared to a median of approximately 12.3x for businesses that were sold for over $300 million. We believe that the following factors contribute to lower acquisition multiples for small to middle market businesses:

•	there are fewer potential acquirers for these businesses;

•	third-party financing generally is less available for these acquisitions;

•	sellers of these businesses frequently consider non-economic factors, such as continuing board membership or the effect of the sale on their employees; and

•	these businesses are less frequently sold pursuant to an auction process.

We believe that opportunities exist to augment existing management at such businesses and improve the performance of these businesses upon their acquisition. In the past, our management team has acquired businesses that were owned by entrepreneurs or large corporate parents. In these cases, our management team has frequently found that there have been opportunities to further build upon the management teams of acquired businesses beyond those in existence at the time of acquisition. In addition, our management team has frequently found that financial reporting and management information systems of acquired businesses may be improved, both of which can lead to improvements in earnings and cash flow. Finally, because these businesses tend to be too small to have their own corporate development efforts, we believe opportunities exist to assist these businesses as they pursue organic or external growth strategies that were often not pursued by their previous owners.

Our Strategy

We have two primary strategies that we use in order to provide distributions to our shareholders and increase shareholder value. First, we focus on growing the earnings and cash flow from our businesses. We believe that the scale and scope of our businesses give us a diverse base of cash flow upon which to further build. We believe that our businesses alone will allow us to continue to pay distributions to our shareholders, independent of whether we acquire any additional businesses in the future. Second, we identify, perform due diligence on, negotiate and consummate additional platform acquisitions of small to middle market businesses in attractive industry sectors in accordance with acquisition criteria established by the board of directors from time to time.

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

Acquisition Strategy

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

In addition to acquiring businesses, we sell businesses that we own from time to time when attractive opportunities arise that outweigh the value that we believe we will be able to bring such businesses consistent with our long-term investment strategy. As such, our decision to sell a business is based on our belief that doing so will increase shareholder value to a greater extent than through our continued ownership of that business. Upon the sale of a business, we may use the proceeds to retire debt or retain proceeds for acquisitions or general corporate purposes. Generally, we do not expect to make special distributions at the time of a sale of one of our businesses; instead, we expect that we will seek to gradually increase shareholder distributions over time through the growth of earnings and cash flows of our businesses. On January 5, 2007, we sold Crosman Corporation, our majority owned recreational products company. The selling price was approximately $143 million. Our net proceeds were approximately $110 million and our portion of the gain was approximately $36 million.

Strategic Advantages

Based on the experience of our management team and its ability to identify and negotiate acquisitions, we believe we are well-positioned to acquire additional businesses. Our management team has strong relationships with business brokers, investment and commercial bankers, accountants, attorneys and other potential sources of acquisition opportunities. In addition, our management team also has a successful track record of acquiring and managing small to middle market businesses in various industries. In negotiating these acquisitions, we believe our management team has been able to successfully navigate complex situations surrounding acquisitions, including corporate spin-offs, transitions of family-owned businesses, management buy-outs and reorganizations.

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

Finally, because we intend to fund acquisitions through the utilization of our Revolving Credit Facility, we expect to minimize the delays and closing conditions typically associated with transaction specific financing, as is typically the case in such acquisitions. We believe this advantage is a powerful one and is highly unusual in the marketplace for acquisitions in which we operate.

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

Financing

As of February 28, 2008, we had a Credit Agreement with a group of lenders led by Madison Capital, LLC. The Credit Agreement provides for a Revolving Credit Facility totaling $325 million. and the Term Loan Facility totaling $155 million. The Term Loan Facility requires quarterly payments of $500,000 commencing March 31, 2008 with a final payment of the outstanding principal balance due on December 7, 2013. The Revolving Credit Facility matures on December 7, 2012. The Credit Agreement permits the Company to increase, over the next two years, the amount available under the Revolving Credit Facility by up to $25 million and the Term Loan Facility by up to $150 million, subject to certain restrictions and Lender approval.

The Credit Agreement provides for letters of credit under the Revolving Credit Facility in an aggregate face amount not to exceed $100 million outstanding at any time. At no time may the (i) aggregate principal amount of all amounts outstanding under the Revolving Credit Facility, plus (ii) the aggregate amount of all outstanding letters of credit, exceed the borrowing availability under the Credit Agreement.

On January 22, 2008 we purchased a fixed for floating interest rate swap for $140 million of the outstanding Term Loan Facility.

The Credit Agreement is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its subsidiaries. (See Note J to the consolidated financial statements for more detail regarding our Credit Agreement).

We intend to finance future acquisitions through our Credit Agreement, cash on hand and additional equity and debt financings. We believe, and it has been our experience, that having the ability to finance most, if not all, acquisitions with the capital resources raised by us, rather than financing specifically relating to the acquisition of individual businesses, provides us with an advantage in acquiring attractive businesses by minimizing delay and closing conditions that are often related to acquisition-specific financings. In this respect, we believe that in the future, we may need to pursue additional debt or equity financings, or offer equity in Holdings or target businesses to the sellers of such target businesses, in order to fund acquisitions.

We believe that our businesses operate in strong markets and have defensible market shares and long-standing customer relationships. Importantly, our businesses produce positive and stable earnings and cash flows, enabling us to make regular quarterly distribution to our shareholders, regardless of potential future acquisitions.

Our Businesses

Advanced Circuits

Overview

Advanced Circuits, headquartered in Aurora, Colorado, is a provider of prototype and quick-turn printed circuit boards, or PCBs, throughout the United States. Advanced Circuits also provides its customers high volume production services in order to meet its customers’ complete PCB needs. The prototype and quick-turn portions of the PCB industry are characterized by customers requiring high levels of responsiveness, technical support and timely delivery. Due to the critical roles that PCBs play in the research and development process of electronics, customers often place more emphasis on the turnaround time and quality of a customized PCB than on the price. Advanced Circuits meets this market need by manufacturing and delivering custom PCBs in as little as 24 hours, providing customers with over 98.0% error-free production and real-time customer service and product tracking 24 hours per day. In each of the years 2007 and 2006 approximately 66% of Advanced Circuits’ net sales were derived from highly profitable prototype and quick-turn production PCBs. Advanced Circuits’ success is demonstrated by its broad base of over 9,000 customers with which it does business throughout the year. These customers represent numerous end markets, and for the year ended December 31, 2007, no single customer accounted for more than 2% of net sales. Advanced Circuits’ senior management, collectively, has approximately 90 years of experience in the electronic components manufacturing industry and closely related industries.

For the full fiscal years ended December 31, 2007 and December 31, 2006, Advanced Circuits had net sales of approximately $52.3 million and $48.1 million, and operating income of $17.1 million and $12.6 million, respectively. Advanced Circuits had total assets of $76.1 million at December 31, 2007. Revenues from Advanced Circuits represented 5.7% and 7.4% of our total revenues for the years 2007 and 2006, respectively.

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

Industry

The PCB industry, which consists of both large global PCB manufacturers and small regional PCB manufacturers, is a vital component to all electronic equipment supply chains as PCBs serve as the foundation for virtually all electronic products, including cellular telephones, appliances, personal computers, routers, switches and network servers. PCBs are used by manufacturers of these types of electronic products, as well as by persons and teams engaged in research and development of new types of equipment and technologies. According to IPC Fourth Quarter 2007 PCB Industry Forecast, the global PCB market, including both captive and merchant production, including both rigid and flex boards is estimated to be approximately $50.7 billion in 2007.

In contrast to global trends, however, production of PCBs in North America has declined by over 50% since 2000, to approximately $4.8 billion in 2006, and is expected to grow slightly over the next several years according to the TMRC 2006 Analysis of the North American Rigid Printed Circuit Board and Related Materials Industries for the year 2006, which we refer to as the TMRC 2006 Analysis. Additionally, the TMRC 2006 Analysis indicated that the rapid decline in United States production was caused by (i) reduced demand for and spending on PCBs following the technology and telecom industry decline in early 2000; and (ii) increased competition for volume production of PCBs from Asian competitors benefiting from both lower labor costs and less restrictive waste and environmental regulations. While Asian manufacturers have made large market share gains in the PCB industry overall, both prototype production and the more complex volume production have remained strong in the United States.

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

These categories can be further distinguished based on board complexity, with each portion facing different competitive threats. Advanced Circuits competes largely in the prototype and quick-turn production portions of the North American market, which have not been significantly impacted by the Asian based manufacturers due to the quick response time required for these products. The North American prototype and quick-turn production sectors combined represent approximately $1.44 billion in the PCB production industry according to the Executive Market & Technology Forum “2006-2007” Industry Analysis and Forecast for Rigid PCB’s and Laminates in North America.

Several significant trends are present within the PCB manufacturing industry, including:

•	Increasing Customer Demand for Quick-Turn Production Services — Rapid advances in technology are significantly shortening product life-cycles and placing increased pressure on OEMs to develop new products in shorter periods of time. In response to these pressures, OEMs invest heavily on research and development, which results in a demand for PCB companies that can offer engineering support and quick-turn production services to minimize the product development process.

•	Increasing Complexity of Electronic Equipment — OEMs are continually designing more complex and higher performance electronic equipment, requiring sophisticated PCBs. To satisfy the demand for more advanced electronic products PCBs are produced using exotic materials and increasingly have higher layer counts and greater component densities. Maintaining the production infrastructure necessary to manufacture PCBs of increasing complexity often requires significant capital expenditures and has acted to reduce the competitiveness of local and regional PCB manufacturers lacking the scale to make such investments.

•	Shifting of High Volume Production to Asia — Asian based manufacturers of PCBs are capitalizing on their lower labor costs and are increasing their market share of volume production of PCBs used, for example, in high-volume consumer electronics applications, such as personal computers and cell phones. Asian based manufacturers have been generally unable to meet the lead time requirements for prototype or quick-turn PCB production or the volume production of the most complex PCBs. This “off shoring” of high-volume production orders has placed increased pricing pressure and margin compression on many small domestic manufacturers that are no longer operating at full capacity. Many of these small producers are choosing to cease operations, rather than operate at a loss, as their scale, plant design and customer relationships do not allow them to focus profitably on the prototype and quick-turn sectors of the market.

Products and Services

A PCB is comprised of layers of laminate and contains patterns of electrical circuitry to connect electronic components. Advanced Circuits typically manufactures 2 to 12 layer PCBs, and has the capability to manufacture up to 14 layer PCBs. The level of PCB complexity is determined by several characteristics, including size, layer count, density (line width and spacing), materials and functionality. Beyond complexity, a PCB’s unit cost is determined by the quantity of identical units ordered, as engineering and production setup costs per unit decrease with order volume, and required production time, as longer times often allow increased efficiencies and better production management. Advanced Circuits primarily manufactures lower complexity PCBs.

To manufacture PCBs, Advanced Circuits generally receives circuit designs from its customers in the form of computer data files emailed to one of its sales representatives or uploaded on its interactive website. These files are then reviewed to ensure data accuracy and product manufacturability. While processing these computer files, Advanced Circuits generates images of the circuit patterns that are then physically developed on individual layers, using advanced photographic processes. Through a variety of plating and etching processes, conductive materials are selectively added and removed to form horizontal layers of thin circuits, called traces, which are separated by insulating material. A finished multilayer PCB laminates together a number of layers of circuitry. Vertical connections between layers are achieved by metallic plating through small holes, called vias. Vias are made by highly specialized drilling equipment capable of achieving extremely fine tolerances with high accuracy.

Advanced Circuits assists its customers throughout the life-cycle of their products, from product conception through volume production. Advanced Circuits works closely with customers throughout each phase of the PCB development process, beginning with the PCB design verification stage using its unique online FreeDFM.com tool., FreeDFM.comTM, which was launched in 2002, enables customers to receive a free manufacturability assessment report within minutes, resolving design problems that would prohibit manufacturability before the order process is completed and manufacturing begins. The combination of Advanced Circuits’ user-friendly website and its design verification tool reduces the amount of human labor involved in the manufacture of each order as PCBs move from Advanced Circuits’ website directly to its computer numerical control, or CNC, machines for production, saving Advanced Circuits and customers cost and time. As a result of its ability to rapidly and reliably respond to the critical customer requirements, Advanced Circuits generally receives a premium for their prototype and quick-turn PCBs as compared to volume production PCBs.

Advanced Circuits manufactures all high margin prototypes and quick-turn orders internally but often utilizes external partners to manufacture production orders that do not fit within its capabilities or capacity constraints at a given time. As a result, Advanced Circuits constantly adjusts the portion of volume production PCBs produced internally to both maximize profitability and ensure that internal capacity is fully utilized.

The following table shows Advanced Circuits’ gross revenue by products and services for the periods indicated:

Gross Sales by Products and Services(1)

	December 31, 2007	December 31, 2006

Prototype Production	32.2%	33.4%
Quick-Turn Production	33.0%	32.1%
Volume Production	22.3%	20.4%
Third Party	12.5%	14.1%

Total	100.0%	100.0%

(1)	As a percentage of gross sales, exclusive of sale discounts.

Competitive Strengths

Advanced Circuits has established itself as a provider of prototype and quick-turn PCBs in North America and focuses on satisfying customer demand for on-time delivery of high-quality PCBs. Advanced Circuits’ management believes the following factors differentiate it from many industry competitors:

•	Numerous Unique Orders Per Day — For the year ended December 31, 2007, Advanced Circuits received an average of over 300 customer orders per day. Due to the large quantity of orders received, Advanced Circuits is able to combine multiple orders in a single panel design prior to production. Through this process, Advanced Circuits is able to reduce the number of costly, labor intensive equipment set-ups required to complete several manufacturing orders. As labor represents the single largest cost of production, management believes this capability gives Advanced Circuits a unique advantage over other industry participants. Advanced Circuits maintains proprietary software to maximize the number of units placed on any one panel design. A single panel set-up typically accommodates 1 to 12 orders. Further, as a “critical mass” of like orders is required to maximize the efficiency of this process, management believes Advanced Circuits is uniquely positioned as a low cost manufacturer of prototype and quick-turn PCBs.

•	Diverse Customer Base — Advanced Circuits possesses a customer base with little industry or customer concentration exposure. During fiscal year ended December 31, 2007, Advanced Circuits did business with over 9,000 customers and added approximately 225 new customers per month. For each of the years ended December 31, 2007, no customer represented over 2% of net sales.

•	Highly Responsive Culture and Organization — A key strength of Advanced Circuits is its ability to quickly respond to customer orders and complete the production process. In contrast to many competitors that require a day or more to offer price quotes on prototype or quick-turn production, Advanced Circuits offers its customers quotes within seconds and the ability to place or track orders any time of day. In addition, Advanced Circuits’ production facility operates three shifts per day and is able to ship a customer’s product within 24 hours of receiving its order.

•	Proprietary FreeDFM.com Software — Advanced Circuits offers its customers unique design verification services through its online FreeDFM.com tool. This tool, which was launched in 2002, enables customers to receive a free manufacturability assessment report, within minutes, resolving design problems before customers place their orders. The service is relied upon by many of Advanced Circuits’ customers to reduce design errors and minimize production costs. Beyond improved customer service, FreeDFM.com has the added benefit of improving the efficiency of Advanced Circuits’ engineers, as many routine design problems, which typically require an engineer’s time and attention to identify, are identified and sent back to customers automatically.

•	Established Partner Network — Advanced Circuits has established third party production relationships with PCB manufacturers in North America and Asia. Through these relationships, Advanced Circuits is able to offer its customers a full suite of products including those outside of its core production capabilities. Additionally, these relationships allow Advanced Circuits to outsource orders for volume production and focus internal capacity on higher margin, short lead time, production and quick-turn manufacturing.

Business Strategies

Advanced Circuits’ management is focused on strategies to increase market share and further improve operating efficiencies. The following is a discussion of these strategies:

•	Increase Portion of Revenue from Prototype and Quick-Turn Production — Advanced Circuits’ management believes it can grow revenues and cash flow by continuing to leverage its core prototype and quick-turn capabilities. Over its history, Advanced Circuits has developed a suite of capabilities that management believes allow it to offer a combination of price and customer service unequaled in the market. Advanced Circuits intends to leverage this factor, as well as its core skill set, to increase net sales derived from higher margin prototype and quick-turn production PCBs. In this respect, marketing and advertising efforts focus on attracting and acquiring customers that are likely to require these premium services. And while production composition may shift, growth in these products and services is not expected to come at the cost of declining sales in volume production PCBs as Advanced Circuits intends to leverage its extensive network of third-party manufacturing partners to continue to meet customers’ demand for these services.

•	Acquire Customers from Local and Regional Competitors — Advanced Circuits’ management believes the majority of its competition for prototype and quick-turn PCB orders comes from smaller scale local and regional PCB manufacturers. As an early mover in the prototype and quick-turn sector of the PCB market, Advanced Circuits has been able to grow faster and achieve greater production efficiencies than many industry participants. Management believes Advanced Circuits can continue to use these advantages to gain market share. Further, Advanced Circuits has begun to enter into prototype and quick-turn manufacturing relationships with several subscale local and regional PCB manufacturers. According to a June 2006 IPC study, approximately 449 PCB manufacturers operate in the United States with only 34 generating annual sales in excess of $20 million. Management believes that while many of these manufacturers maintain strong, longstanding customer relationships, they are unable to produce PCBs with short turn-around times at competitive prices. As a result, Advanced Circuits is beginning to seize upon an opportunity for growth by providing production support to these manufacturers or direct support to the customers of these manufacturers, whereby the manufacturers act more as a broker for the relationship.

•	Remain Committed to Customers and Employees — Over its history, Advanced Circuits has remained focused on providing the highest quality product and service to its customers. We believe this focus has allowed Advanced Circuits to achieve its outstanding delivery and quality record. Advanced Circuits’ management believes this reputation is a key competitive differentiator and is focused on maintaining and building upon it. Similarly, management believes its committed base of employees is a key differentiating factor. Advanced Circuits currently has a profit sharing program and tri-annual bonuses for all of its employees. Management also occasionally sets additional performance targets for individuals and departments and establishes rewards, such as lunch celebrations or paid vacations, if these goals are met. Management believes that Advanced Circuits’ emphasis on sharing rewards and creating a positive work environment has led to increased loyalty. As a result, Advanced Circuits plans on continuing to focus on similar programs to maintain this competitive advantage.

Research and Development

Advanced Circuits engages in continual research and development activities in the ordinary course of business to update or strengthen its order processing, production and delivery systems. By engaging in these activities, Advanced Circuits expects to maintain and build upon the competitive strengths from which it benefits currently.

Customers

Advanced Circuits’ focus on customer service and product quality has resulted in a broad base of customers in a variety of end markets, including industrial, consumer, telecommunications, aerospace/defense, biotechnology and electronics manufacturing. These customers range in size from large, blue-chip manufacturers to small, not-for-profit university engineering departments. For the years ended December 31, 2007 and 2006, no single customer accounted for more than 2% of net sales. The following table sets forth management’s estimate of Advanced Circuits’ approximate customer breakdown by industry sector for the fiscal years ended December 31, 2007 and 2006:

	2007 Customer	2006 Customer
Industry Sector	Distribution	Distribution

Electrical Equipment and Components	35%	40%
Measuring Instruments	15%	15%
Electronics Manufacturing Services	13%	11%
Engineer Services	5%	5%
Industrial and Commercial Machinery	5%	5%
Business Services	5%	5%
Wholesale Trade-Durable Goods	3%	3%
Educational Institutions	5%	2%
Transportation Equipment	5%	5%
All Other Sectors Combined	9%	9%

Total	100%	100%

Management estimates that over 90% of orders are generated from existing customers. Moreover, approximately 65% of Advanced Circuits’ orders in 2007 and 2006 were delivered within five days.

Sales and Marketing

Advanced Circuits has established a “consumer products” marketing strategy to both acquire new customers and retain existing customers. Advanced Circuits uses initiatives such as direct mail postcards, web banners, aggressive pricing specials and proactive outbound customer call programs. Advanced Circuits spends approximately 2% of net sales each year on its marketing initiatives and has 25 people dedicated to its marketing and sales efforts. These individuals are organized geographically and each is responsible for a region of North America. The sales team takes a systematic approach to placing sales calls and receiving inquiries and, on average, will place between 200 and 300 outbound sales calls and receive between 160 and 220 inbound phone inquiries per day. Beyond proactive customer acquisition initiatives, management believes a substantial portion of new customers are acquired through referrals from existing customers. Many other customers are acquired over the internet where Advanced Circuits generates approximately 85% of its orders from its website.

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

Competition

There are currently an estimated 449 active domestic PCB manufacturers. Advanced Circuits’ competitors differ amongst its products and services.

Competitors in the prototype and quick-turn PCBs production industry include generally large companies as well as small domestic manufacturers. The three largest independent domestic prototype and quick-turn PCB manufacturers in North America are DDI Corp., TTM Technologies, Inc. and Merix Corporation. Though each of these companies produces prototype PCBs to varying degrees, in many ways they are not direct competitors with Advanced Circuits. In recent years, each of these firms has primarily focused on producing boards with higher layer counts in response to the off shoring of low and medium layer count technology to Asia. Compared to Advanced Circuits, prototype and quick-turn PCB production accounts for much smaller portions of each of these firm’s revenues. Further, these competitors often have much greater customer concentrations and a greater portion of sales through large electronics manufacturing services intermediaries. Beyond large, public companies, Advanced Circuits’ competitors include numerous small, local and regional manufacturers, often with revenues of under $20 million that have long-term customer relationships and typically produce both prototype and quick-turn PCBs and production PCBs for small OEMs and EMS companies. The competitive factors in prototype and quick-turn production PCBs are response time, quality, error-free production and customer service. Competitors in the long lead-time production PCBs generally include large companies, including Asian manufacturers, where price is the key competitive factor.

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

Suppliers

Advanced Circuits’ raw materials inventory is small relative to sales and must be regularly and rapidly replenished. Advanced Circuits uses a just-in-time procurement practice to maintain raw materials inventory at low levels. Additionally, Advanced Circuits has established consignment relationships with several vendors allowing it to pay for raw materials as used. Because it provides primarily lower-volume quick-turn services, this inventory policy does not hamper its ability to complete customer orders. Raw material costs constituted approximately 14.8% and 13.3% of net sales for the fiscal years ended December 31, 2007 and 2006.

The primary raw materials that are used in production are core materials, such as copper clad layers of glass and chemical solutions, and copper and gold for plating operations, photographic film and carbide drill bits. Multiple suppliers and sources exist for all materials. Adequate amounts of all raw materials have been available in the past, and Advanced Circuits’ management believes this will continue in the foreseeable future. Advanced

Circuits works closely with its suppliers to incorporate technological advances in the raw materials they purchase. Advanced Circuits does not believe that it has significant exposure to fluctuations in raw material prices. Though Advanced Circuits’ primary raw material, laminates (epoxy, glass and copper), have recently experienced a significant increase in price, the impact on its margins has accounted for less than a 2% increase in cost of sales as a percentage of net sales. Further, as price is not the primary factor affecting the purchase decision of many of Advanced Circuits’ customers, management has historically passed along a portion of raw material price increases to its customers.

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

Employees

As of December 31, 2007, Advanced Circuits employed approximately 239 persons. Of these employees, there were 25 in sales and marketing, 6 in information technology, 9 in accounting and finance, 30 in engineering, 14 in shipping and maintenance, 148 in production and 5 in management. None of Advanced Circuits’ employees are subject to collective bargaining agreements. Advanced Circuits believes its relationship with its employees is good.

Aeroglide

Overview

Headquartered in Cary, NC, Aeroglide is a designer and manufacturer of industrial drying and cooling equipment. Aeroglide’s machinery is used in the production of a variety of human foods, agriculture and pet feeds, and industrial products. Aeroglide produces specialized thermal processing equipment designed to remove moisture and heat, as well as roast, toast, and bake a variety of processed products. These lines include conveyor driers and coolers, impingement driers, drum driers, rotary driers, toasters, spin cookers and coolers, truck and tray driers, and related auxiliary equipment. Aeroglide is an original equipment manufacturer fabricating its equipment in carbon or stainless steel and providing training, aftermarket components, and field service. Aeroglide serves a diverse range of markets, including ready-to-eat breakfast cereals, snack foods, dried fruits and vegetables, pet foods, agriculture feeds, specialty chemicals, synthetic rubber, super-absorbent polymers (“SAP”), and charcoal briquettes. The primary market (conveyor driers and coolers) currently addressed by Aeroglide is over $300 million worldwide, and Aeroglide commands an estimated 15% to 20% global share. In addition to its headquarters in Cary, North Carolina, Aeroglide maintains sales and service offices in Trevose, PA, the U.K., Malaysia and China.

For the full fiscal years ended December 31, 2007 and December 31, 2006, Aeroglide had net sales of approximately $64.0 million and $48.1 million, and operating income of $3.7 million and $6.1 million, respectively. Since February 28, 2007, the date of our acquisition, Aeroglide had revenues of $53.6 million and operating income of $2.5 million. Aeroglide had total assets of $74.5 million at December 31, 2007. Revenues from Aeroglide represented 5.8% of our total revenues for 2007.

History of Aeroglide

Aeroglide was founded in 1940 by Mr. Broadus Wilson as a designer and manufacturer of potato packing house equipment. Within ten years of inception, Aeroglide’s focus had shifted to tower driers used for grain processing. From the 1950s through the 1970s, grain driers were the dominant product line, and Aeroglide was well known by major grain processors such as ADM, Bunge, and Cargill.

Through in-house development and acquisitions during the late 1960s, Aeroglide began to market conveyor driers and rotary driers. While initially overshadowed by tower units, in the 1980s, conveyor driers began to emerge as the most promising future opportunity for Aeroglide and have since become its dominant product line.

Following a generational leadership change in the early 1990s, the new management team implemented a series of strategic initiatives intended to capitalize on the inherent value of Aeroglide’s thermal processing capabilities in the areas of drying and cooling. As a result, Aeroglide began to exit activities and products that did not reinforce its heat transfer expertise.

As part of this strategic repositioning, Aeroglide sold a Florida subsidiary that had been purchased in 1965. It replaced a nationwide network of sales representatives with specialized, in-house market managers, and discontinued the integration and sales of non-proprietary upstream and downstream equipment to concentrate solely on its own thermal processing equipment. In recognition of Aeroglide’s global sales opportunity, management proactively began to develop international markets through foreign sales representatives. As international sales volumes increased over time, Aeroglide added foreign offices in the United Kingdom (1996), Malaysia (2002), and China (2006).

As sales momentum began to build in the late 1990s, Aeroglide focused on new product development and complementary acquisitions as future growth opportunities. Aeroglide’s in-house development team produced several new products, including a toaster and an impingement drier. Aeroglide subsequently acquired and successfully integrated into its Cary manufacturing facility, Food Engineering Corporation (“FEC”) in 2002 and National Drying Machinery Company (“National”) in 2004, adding lines of drum driers and a greater breadth of impingement drier capabilities through the latter acquisition.

Industry

We believe Aeroglide is the largest global designer and manufacturer of industrial drying and cooling process equipment in the world, with an estimated global share of 15% to 20%. Aeroglide primarily competes within a $300 million global market for conveyor driers and coolers. Growth within the broader industry and, by extension, Aeroglide’s served market, is driven by manufacturing sector expansion, capacity utilization, and capital investments in machinery and equipment. The more recent expansion of China’s economy has also spurred demand for Aeroglide’s products.

Aeroglide participates in three primary end markets within its served industry: human food, animal feed and industrial products. Demand in these sectors is impacted by several common macroeconomic factors, in addition to segment-specific trends. Regional dynamics are another factor impacting demand for Aeroglide’s thermal processing equipment due to the global nature of its customer base. While its end markets are cyclical, specifically in regard to capital spending, Aeroglide’s industry segment and geographic diversity provides a certain level of insulation from the cyclical impacts related to any one market.

Food Processing

The food processing segment accounted for approximately 67% and 54% of Aeroglide’s sales in 2007 and 2006, respectively. The food processing industry consists of rice and sugar and confectionary product manufacturing, fruit and vegetable processing, specialty food manufacturing, animal processing and baked goods manufacturing. Output in the food processing industry is generally non-cyclical however, capital equipment purchases within the industry experience cyclicality relative to market demand, capacity utilization and equipment obsolescence.

Food manufacturers are currently focused on providing healthier products to address growing public health concerns and to satisfy an increasingly health-conscious base of consumers. In order to do so without sacrificing the taste of a particular product, food manufacturers have employed new ingredients, relied upon modifications to existing processing technologies or, in many cases, sought new, more innovative production techniques.

Industrial Processing

The industrial processing sector accounted for approximately 18% and 31% of Aeroglide’s sales in 2007 and 2006, respectively. The sector is broadly defined to capture a variety of processed products including metals, pharmaceuticals, chemicals, polymers, fibers, charcoal, and tobacco. Aeroglide defines its participation to the following categories:

•	Chemicals — The chemicals segment includes catalyst/clay products and pigment manufacturers.

•	Polymers — The polymers segment includes absorbent gels and synthetic rubber manufacturers.

•	Non-wovens/Fibers — The non-wovens/fibers segment includes filter, non-woven, and synthetic fiber manufacturers.

•	Charcoal — The charcoal segment includes charcoal and coal processors and manufacturers.

•	Other Industrial — The other industrial segment includes minerals, metals, waste, recycling, pharmaceuticals, plastics, tobacco, and wood processors and manufacturers.

With no significant correlation among the segments served by Aeroglide within its industrial processing market segment, Aeroglide is insulated to a degree against a severe cyclical contraction in any one market segment. Given Aeroglide’s global sales reach, we believe Aeroglide is able to focus its sales efforts on the most profitable segments and global regions in any given period. .

Feed Processing

The feed processing market accounted for approximately 15% of Aeroglide’s total sales in 2007 and 2006. We believe Aeroglide is the Global market leader and preferred supplier to the largest feed producers. The processing of animal feed is very similar to the production of many human foods and utilizes a range of common equipment. The feed processing industry consists of two sub-segments: dog and cat food and treats; and aqua feed. The dog and cat food manufacturing industry focuses on the processing of grains and meats into common pet food. .

The recent growth of the broader feed processing industry has been driven by the expansion of the dog and cat food sector, with this segment’s output more than doubling in less than four years. In addition, given high demand for beef and poultry products coupled with grain costs that continue to reach record levels, the animal feed industry’s current expansion is expected to continue for the foreseeable future. Similar to the food industry, the animal feed manufacturing industry is overall less cyclical than the broader industrial manufacturing segment. Requiring less innovation than the food industry, feed industry expenditures are slightly more cyclical than the food industry with annual fluctuations ranging from +/- 15%.

Products and Services

Industrial Drying and Cooling Equipment

Capital equipment accounted for approximately 78% and 73% of Aeroglide’s total sales in 2007 and 2006, respectively. Drying and cooling equipment performs a critical, energy-intensive function in the processing of a variety of natural and synthetic products. Typically positioned toward the end of a processing line, driers and coolers perform a value-added function in the manufacturing process. Products at this stage of the manufacturing cycle have a substantial amount of embedded, value-added processing, such that line equipment reliability is critical. Also, many drying production lines operate continuously, with only monthly shut-downs for maintenance or cleaning. Management estimates that an average Aeroglide drier processes product with a total wholesale value of approximately $100 million annually. Given the value of product flowing through Aeroglide’s equipment, reliability and cost of ownership are significant competitive factors. In marketing its products, Aeroglide focuses on Aeroglide’s ability to produce a drier with the lowest cost of ownership rather than providing customers with the lowest purchase price.

•	Conveyor Driers — Conveyor driers generally account for 80% to 90% of Aeroglide’s capital equipment sales and address the widest range of end-use applications. Employed across all of Aeroglide’s primary served markets (i.e. food, feed, and industrial), the conveyor drier transports a given product through a large tunnel, where airflow initially delivers heat to the product and then serves as the medium to discharge moisture from the process chamber. Aeroglide manufactures single-pass, multi-pass, and multi-stage conveyor driers. A typical conveyor drier is 10 feet wide, 30 to 100 feet long and 15 feet high. However, the size, bed (pass) configuration, and thermal processing capabilities of a conveyor drier are ultimately determined by the specific product application and the customer’s facility space. Conveyor driers are available in fully assembled modules (to minimize installation time) or in knock-down form (to minimize transportation and installation costs, particularly overseas).

•	Impingement Driers — Impingement driers use higher air flow to hold and/or agitate products during processing. Ideal for smaller products such as pharmaceuticals and snack foods, impingement driers are primarily applicable across an array of food and industrial product processes. Aeroglide internally developed its impingement drying technology and further strengthened this product line with the acquisition of National in 2004.

•	Rotary Driers — Rotary driers are utilized in a variety of high volume processing applications across Aeroglide’s three primary served markets. Used to efficiently dry high-moisture products capable of tolerating vigorous agitation (including agriculture feed, grains, chemicals, and wood products), Aeroglide’s rotary driers are available in single- or triple-pass configurations and incorporate a variety of heat sources and internal flight and paddle designs. Rotary driers have been offered by Aeroglide for nearly 40 years.

•	Toasters — Aeroglide’s AeroFlow line of toasters offers an effective and expedited processing solution for a variety of human foods. Relative to driers, toasters operate at higher temperatures and higher airflow velocities and are predominantly used in the RTE cereal market. We believe the AeroFlow line offers faster cycle times vs. competing products and can be used for a range drying, toasting, roasting, and cooling applications.

•	Pulsed Fluid Bed Driers — Introduced in 2002, and primarily incorporated into food and pharmaceutical processing applications, Aeroglide’s pulsed fluid bed driers are one of Aeroglide’s newest product lines. Aeroglide holds an exclusive license from the Canadian government for the product line’s underlying technology which provides high thermal efficiency while using significantly less air than conventional fluid bed systems.

•	Other Processing Equipment — On a limited basis, Aeroglide also produces Truck and Tunnel Driers (offering varying volumes and high temperature variances), Tower Driers (weather adjusted system used in agriculture applications), and Spin Cookers and Coolers (used in canned fruit applications).

Aftermarket Services

Aftermarket Services accounted for approximately 22% and 27% of Aeroglide’s total sales in fiscal 2007 and 2006, respectively. Aftermarket service offering includes mechanical redesign services related to customers’ line expansions and equipment refurbishments in addition to customized and standard replacement parts programs. Aeroglide also offers evaluative field engineering services designed to assist customers in maximizing drying equipment efficiency. Collectively, these services provide Aeroglide with multiple contact points with customers between funded capital equipment projects and support Aeroglide’s overall business strategy. Aeroglide’s aftermarket service offering leverages Aeroglide’s diverse mechanical design experience acquired through decades of working side-by-side with customers to evaluate and resolve equipment-related expansion and maintenance issues.

Competitive Strengths

•	Experienced, Proactive Senior Management Team — Aeroglide’s senior management team, which has worked together since 1992, possesses over 75 years of collective tenure with Aeroglide. During the 1990s, the team proactively developed and implemented a plan that has positioned Aeroglide for long-term growth and profitability based on its core thermal processing expertise.

•	Proprietary Process Engineering Expertise — Aeroglide maintains a broad base of process engineering expertise that has been developed over the past 67 years. Aeroglide’s technical expertise enables Aeroglide to optimize the performance of installed equipment and identify and evaluate drier performance improvement opportunities.

•	Significant Market Share — We believe Aeroglide’s market share within the global industrial drying and cooling industry to be between 15% and 20%, representing the largest market share within a fragmented industry.

•	Strong Blue-Chip Customer Relationships — Aeroglide has customer relationships with some of the largest food and industrial companies in the world. In addition, Aeroglide inherited several key new customers through its acquisitions of FEC and National. Through the acquisitions of FEC and National, Aeroglide was able to meaningfully expand its product offering, providing a wider breadth of products in order to meet customer needs. Aeroglide’s established relationships combined with its expanded product offerings serve to further cement Aeroglide’s relationships with its customers.

•	Geographic Diversity — Aeroglide has a global sales and marketing footprint which is reflected in Aeroglide’s revenue. Approximately 39% of Aeroglide’s revenue in fiscal 2007 was generated outside North America including a growing presence in Asia from which Aeroglide generated approximately 10% of its revenue in 2007. Aeroglide has sales and engineering personnel located in offices in the U.S., U.K., China and Malaysia allowing for strong local customer contacts and more significant collaborative relationships when engineering new product specifications or designs. Aeroglide’s global marketing efforts serve to offset any prolonged cyclical downturn isolated to one particular global region. In addition, although Aeroglide’s revenue is global in nature, the majority of its revenue is denominated in U.S. dollars, largely eliminating possible foreign currency risk.

Business Strategies

•	Continue to invest in, and proactively market, new product development

Aeroglide is beginning to realize the benefit from the recent pro-active marketing of its impingement driers, rotary driers, and toasters and drum driers. Management intends to continue to proactively market these products in order to foster continuing strong organic growth from these lines.

•	Strategic penetration of new markets

Aeroglide management believes there are still, and intends to continue to pursues potentially attractive opportunities in untapped markets for its existing equipment, with particular emphasis on its core thermal processing.

•	Increased penetration in the China market

China represents a significant and rapidly evolving growth opportunity for Aeroglide including both sales opportunities and sourcing opportunities with potential low-cost Chinese manufacturing partners to help compete in the local market. Aeroglide currently has a sales office in Shanghai and intends to continue to aggressively position itself in the Chinese market.

•	Strategic acquisitions

Aeroglide management intends to pursue and capitalize on the fragmented nature of the industrial drier and cooling market. Given Aeroglide’s leading market share within the fragmented market, similar to Aeroglide’s acquisition of FEC and National in 2002 and 2004 respectively, there will likely be future opportunities to further consolidate the industry at attractive acquisition multiples. Successful past acquisitions by current management demonstrates their ability to affect this strategy.

Research and Development

Aeroglide’s field engineering and drier evaluation services are offered to operators of industrial process driers to assist in optimizing the performance of installed equipment. Aeroglide’s worldwide field engineering staff has extensive experience in identifying and evaluating both immediate and longer-term drier performance improvement opportunities. Aeroglide’s expertise extends to all makes, models, and vintages of driers across a wide variety of products and processes. Although accounting for approximately 3% of annual revenue, this service is an important aspect of Aeroglide’s customer-facing organization.

Customers

Aeroglide maintains relationships with the world’s largest food, agricultural, and industrial companies. Due to the large capital nature of the equipment sold, Aeroglide’s top 10 relationships in terms of sales vary annually. However, in each year since 2002 over 60% of Aeroglide’s top 10 customers represent repeat purchasers. While the top 10 customers represent approximately 45% of total sales in both 2006 and 2007 Aeroglide does not rely on a single relationship for a significant potion of its annual revenue. We believe the average tenured relationship for Aeroglide’s largest customers is approximately 30 years. Also, depending on the customer, Aeroglide typically supplies more than half of a customer’s drying equipment needs. While customers do routinely solicit multiple bids and purchase from competitors, we believe Aeroglide has not lost any of its core customers over the last five years.

Sales and Marketing

We believe that Aeroglide employs the largest, most sophisticated sales and marketing organization in the industrial process drying and cooling industry. Aeroglide’s sales and marketing organization is managed by four regional sales directors and a director of process engineering, all reporting to the SVP of Worldwide Sales. Aeroglide’s Chief Corporate Engineer also contributes significantly to Aeroglide’s global marketing efforts, assisting the organization in addressing and evaluating technical issues and developing and managing customer relationships. The sales team is also staffed by market managers, who work in tandem with the organization’s process engineering staff of skilled technicians. Due to the custom nature of Aeroglide’s products, sales cycles are lengthy, lasting anywhere from 3 to 12 months with lead times of 18 — 24 weeks from order date. During that time, upon identification of a new project, a marketing manager and an applications engineer will lead a design team that collaborates with the customer in developing the necessary capital equipment solution. Aeroglide’s market manager strategy has been particularly successful, allowing Aeroglide to exploit customers’ need for specific knowledge and sector experience.

Aeroglide markets its products through a network of sales and engineering offices positioned to better source both domestic and international opportunities. In addition to its headquarters and sole manufacturing site in Cary, North Carolina, Aeroglide services current and prospective customers from four branch offices (one domestic and three international). Aeroglide performs sales and engineering functions (13 employees) out of its Trevose, Pennsylvania, office; sales and service functions (7 employees) out of its Stamford, United Kingdom, office; sales functions (2 employees) out of its Kuala Lumpur, Malaysia, office; and sales functions (6 employees) out of its newly opened Shanghai, China office.

Aeroglide’s unique sales approach has produced increasingly positive results, as evidenced by Aeroglide’s historical sales quotation conversion rates, current backlog, and order prospect list. Among potential projects, management estimates that approximately 1/3 will materialize into a project over the next 12 months, about 1/3 will be deferred into a future period and the remaining 1/3 will never materialize. Following execution of a product contract, management will shift a prospected project into Aeroglide’s backlog. As of December 31, 2007, Aeroglide’s backlog is approximately $26.4 million. Typically, Aeroglide’s backlog represents approximately 3 — 6 months of forward revenue.

Geographically, 61% of Aeroglide’s fiscal 2007 sales are in North America with the remaining 39% in Europe, Asia and South America.

Competition

Aeroglide primarily competes within the $300 million worldwide market for conveyor drying and cooling equipment. The market for conveyor drier and cooler manufacturers is generally fragmented. We believe that Aeroglide holds a leading market share with an estimated 15% to 20% of the total worldwide market for drying and cooling equipment. Aeroglide’s primary competitor in terms of size is, Wolverine Proctor & Schwartz (“WP&S”). The U.S. business of WP&S was sold through Chapter 7 liquidation in 2006 and subsequently acquired WP&S’s U.K. business.

•	Reliability — Since many driers and coolers are operated continuously over a 10 year to 20 year period, customers are heavily focused on equipment reliability. Many processors are, therefore, willing to pay a premium for higher quality, more reliable equipment to mitigate the cost and inconvenience of unscheduled maintenance.

•	Process Knowledge — Design parameters for drying and cooling equipment include incoming and outgoing moisture levels, heat sensitivity, airflow requirements, and necessary retention times. As a result, manufacturers with significant thermal processing knowledge are usually differentiated in the marketplace. This is particularly important in the food and feed processing segments, where moisture uniformity failures can have a significant impact on a customer’s corporate image and profitability.

•	Time to Delivery — Typical times to delivery for Aeroglide’s products range from 18 weeks to 24 weeks from the order date. Given these lead times, customers typically seek suppliers who are most capable of delivering equipment on schedule.

•	Energy Efficiency — Depending on the application, drying and cooling equipment can consume a significant amount of energy. Accordingly, a more efficient machine can provide processors with enormous cost-of-ownership savings over the life of the equipment.

•	Sanitation — Many processors use a single conveyor or drier machine to produce multiple products. As a result, ease of maintenance and cleaning becomes a critical factor in the selection of an equipment manufacturer to minimize cross-contamination. Effective machinery design can minimize change-over times, thereby increasing overall equipment productivity and value to the customer.

Manufacturers of conveyor driers and coolers compete based on a common set of criteria that includes the following factors:

Suppliers

Aeroglide’s primary material inputs for capital equipment and aftermarket parts are carbon and/or stainless steel and a variety of electrical and mechanical components, which include fans, conveyor bedplates, burners, steam coils, and chain. All inputs are typically sourced on an order-by-order basis, and purchase volumes for procured components vary annually according to Aeroglide’s capital equipment sales mix. On an aggregate basis, steel typically accounts for approximately one-third of Aeroglide’s annual material purchases, depending on Aeroglide’s order mix. Aeroglide generally procures steel on a consigned basis according to its backlog of booked equipment and aftermarket orders. In addition to steel associated with specific orders, Aeroglide maintains a small inventory of sheet and structural steel at its facility in Raleigh to avoid production interruptions and to support aftermarket component fabrication. Aeroglide’s current contract with its primary steel supplier provides for fixed per-unit prices over specified periods, rebate program tied to previous year purchases, and no minimum purchase obligations. Aeroglide has historically maintained the ability to pass through raw material price increases.

Intellectual Property

Many of Aeroglide’s products are patent protected in the United States. Aeroglide has four patents issued and employs ten tradenames.

Regulatory Environment

Based on the nature of its operations Aeroglide’s manufacturing operations, and facilities and operations are subject to evolving federal, state and local environmental and occupational health and safety laws and regulations. These include laws and regulations governing air emissions, wastewater discharge and the storage and handling of chemicals and hazardous substances. Aeroglide believes that it is in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations. New requirements, more stringent application of existing requirements, or discovery of previously unknown environmental conditions may result in material environmental expenditures in the future.

Employees

As of December 31, 2007, Aeroglide employed approximately 254 persons. Of these employees, approximately 111 were in production and purchasing 54 were in engineering and 43 were in sales and with the remainder serving in executive, administrative office and field service capacities. None of Aeroglide’s employees are subject to collective bargaining agreements. We believe that Aeroglide’s relationship with its employees is good.

Sales Backlog

Aeroglide had a backlog of firm sales orders aggregating approximately $26.4 million and $26.2 million at December 31, 2007 and 2006, respectively.

American Furniture

Overview

American Furniture, headquartered in Ecru, Mississippi, is a manufacturer of upholstered furniture which is then sold to large-scale furniture distributors and retailers. American Furniture operates almost exclusively in the promotional upholstered segment of the furniture industry which is characterized by affordable prices, standard designs and immediate availability to retail consumers. American Furniture was founded by an individual who subsequently installed a new management team, led by CEO Mike Thomas. American Furniture’s products are adapted from established designs in the following categories, (i) stationary, (ii) motion, (iii) recliner and (iv) other related products including accent tables. American Furniture’s products are manufactured from common components and offer proven select fabric options, providing manufacturing efficiency and resulting in limited design risk or inventory obsolescence.

For the full fiscal years ended December 31, 2007 and December 31, 2006, American Furniture had net sales of approximately $156.6 million and $165.4 million, and operating income of $10.9 million and $9.9 million, respectively. Since August 31, 2007, the date of our acquisition, American Furniture had revenues of $47.0 million and operating income of $2.7 million. American Furniture had total assets of $122.7 million at December 31, 2007. Revenues from American Furniture represented 5.1% of our total consolidated revenues for 2007.

On February, 12, 2008, American Furniture’s 1.2 million square foot corporate office and manufacturing facility in Ecru, MS was partially destroyed in a fire. Approximately 750 thousand square feet of the facility was impacted by the fire. The executive offices were fundamentally unaffected. The recliner and motion plant, although largely unaffected, suffered some smoke damage but resumed operations on February 21, 2008. There were no injuries related to the fire.

Temporarily, the Company has moved its stationary production lines into other facilities. In addition to its 45 thousand square foot ’flex’ facility, management has secured 166 thousand square feet of additional manufacturing and warehouse space in the surrounding Pontotoc area. The production lines at the ’flex’ facility were operating on February 18, 2008 and the other temporary production lines were operating on February 26, 2008. These temporary stationary production lines are fully operational and provide the company with approximately 90% of the pre-fire stationary production capabilities. Orders for stationary products are being addressed by these temporary facilities, whereas the orders for motion and recliner products are being addressed by the production facilities that were largely unaffected by the fire at the Ecru facility. Management continues to seek additional temporary manufacturing and warehouse space, and believes that it will be able to secure additional facilities and bring production back to the pre-fire levels within 90 days.

American Furniture is currently evaluating its business interruption and property insurance coverage as it pertains to this fire. Based upon the information available to date, we believe that American Furniture, after meeting certain minimal deductibles, will be fully insured for this loss. The insurance will cover losses as the result of property damage and from lost operating profits.

We are committed to exhaust all resources available to fast track setting up temporary operations in order to minimize the impact on our employees and curtail delivery delays for our customers.

History of American Furniture

Headquartered in Ecru, Mississippi, American Furniture was founded in 1998 with an exclusive focus on promotional upholstered furniture, offering a unique value proposition combining consistent high-quality, attractively priced products and 48-hour quick-ship service. As American Furniture has grown, it has maintained a disciplined, production focused strategy with proven merchandising ideally suited to serve one of the fastest growing segments of the retail furniture marketplace, promotional furniture. AFM began operations in 1998 with four assembly lines housed in a 60,000 sq. ft. facility. By 2002, American Furniture had achieved revenues in excess of $120 million and grew operations into a 600,000 sq. ft. facility in Houlka, MS. In 2004 American Furniture was sold by its founder to a group of private investors who installed a new management structure led by Mr. Mike Thomas. Mr. Thomas successfully hired a new executive team and grew American Furniture’s administrative infrastructure in order to build a solid foundation to support future growth. In 2005, American Furniture began to aggressively pursue an Asian sourcing strategy for fabrics and other assorted materials. Today American Furniture is the leading manufacturer of promotional upholstered furniture operating from an approximately 1.1 million sq. ft. of manufacturing and warehouse facilities.

Industry

AFM is the leading manufacturer of upholstered furniture serving the promotional segment of the U.S. furniture industry. The domestic furniture industry over the past twenty years has realized consistent growth driven by several factors including i) long-term favorable housing market and consistent growth in the purchase of second homes, ii) favorable demographic trends (i.e., graying/baby-boom population) and iii) overall rise in consumer spending have all contributed to the expansion of the domestic furniture industry.

Within the wholesale market, wholesale shipments from Asian suppliers, we believe, have grown steadily as a percent of total wholesale shipments. In 2006 Asian imports accounted for approximately 23% of wholesale upholstered shipments in 2006. However, while Asian upholstered imports have grown significantly in the past ten years, we believe their impact has been far less than the industry as a whole within AFM’s primary market due to the low price points and resulting shipping costs as a percent of the piece’s total value.

As mentioned previously, AFM participates largely in the promotional upholstered furniture industry. Within the U.S. residential retail furniture marketplace, products are typically positioned in the “promotional”, “good”, “better”, or “best” category. The scale of the categories is intended to reflect an increasing level of quality, appearance and correspondingly price. At the wholesale level, the promotional segment of the upholstered furniture industry we believe accounts for $4.0 billion in sales. Promotional upholstered furniture manufacturers typically offer a limited range of products in a discrete number of styles and/or designs, allowing immediate delivery to retail customers at well-established retail price points. Specifically, promotional upholstered furniture is generally priced by product at the retail level as outlined below:

Stationary Sofas — From $299 to $499
Recliners — From $99 to $299
Stationary Sectionals — Up to $799
Motion Sectionals — Up to $1,399

Promotionally priced products are among the best-selling lines within the overall upholstered furniture category and are expected to outpace the overall upholstered market over the next five years. The popularity of promotional furniture is attributable to i) the segment’s consistent product quality (based on focused manufacturing on a few key furniture pieces), and ii) its value pricing that appeals to the broadest cross-section of the furniture consumers.

AFM competes exclusively in the promotional segment, selling upholstered furniture in both the stationary and motion categories. In the retail furniture landscape, promotional furniture is a growing catalyst of floor traffic and sales volumes for mass market furniture retailers. Recurring promotional programs have become core to retailer strategies given its immediate availability to customers, just-in-time strategies employed within the industry limiting retailer inventory requirements, and high level of value for price strategy. According to a report published by an industry consultant in 2007, the promotional segment of the upholstered market is expected to grow at 5 — 8% annually over the next five years vs. 4 — 6% for the overall upholstered furniture market.

Off-shore Imports

Furniture manufactured in Asia emerged as an important driver of the U.S. residential furniture market beginning in the mid-1990s. While off-shore manufacturers, particularly Chinese and Vietnamese manufacturers, have affected the entire industry, the import trend, has impacted different segments of the industry at varying levels.

Case-goods and metal furniture have proven to be more susceptible to Asian competition than upholstered furniture, due to the stack ability and assembly characteristics, resulting in efficient freight consolidation. Upholstered furniture cannot be broken down and shipped efficiently to the U.S. such that the resulting freight costs tend to out weigh the labor and material savings achieved through offshore manufacturing. As a result, domestic upholstered manufacturers have largely managed to compete effectively against Asian competitors when compared to other segments of the furniture industry. In addition, manufacturers in the promotional segment of the upholstered industry are even further insulated from offshore competition due not only to overall freight costs but also freight costs when compared to wholesale price of the product together with the prolonged lead-times to retailers and end customers in a market segment characterized very short lead-times and immediate delivery to the end consumer.

Retail price points in the promotional segment of the upholstered industry range from $99 — $1,399, whereas shipping costs from Asia on a per piece basis are generally in excess of $100.per piece ($3,000 — $4,000 per standard 40’ container not including domestic shipping and insurance costs).

In addition to the increased cost, lead times also hinder Asian manufacturers’ ability to effectively compete in the promotional upholstered industry. As mentioned previously, retailers use promotional furniture to drive store traffic and provide immediately delivery to the end-user of value-priced, quality upholstered furniture products. AFM aims to ship customer orders 48 hours following receipt of an order with delivery occurring 1 — 3 days following depending on the customers’ location within the U.S. Asian manufacturers typically require at least 50 days (or 7 — 8 weeks depending on business days) from order receipt to customer delivery, resulting in a significant amount of increased inventory management and advertising planning in order to effectively source upholstered product from overseas manufacturers.

Products and Services

AFM manufactures two basic categories of promotional upholstered products, stationary and motion. Stationary products include sofas, loveseats and sectionals, these products accounted for approximately 64% and 63% of sales in fiscal 2007 and 2006, respectively. Motion products include single rocking recliner chairs, sofas with reclining end seats, loveseats with seats that rock together or separately and reclining sectionals with storage compartments. Motion and reclining products contributed approximately 33% and 34% of fiscal 2007 and 2006 gross sales, respectively. Beginning in 2005, AFM added a line of imported accent tables to its product mix to provide customers with complimentary accessory offering to AFM’s core furniture lines. For 2007 and 2006, accent tables and other miscellaneous revenue accounted for approximately 3% of gross sales. AFM’s core product offerings with average retail prices are summarized below:

19 styles of stationary sofas, loveseats and chairs — $299 — $499
7 styles of recliners — $99 — $399

3 styles of motion sofas — $499 — $599
2 styles of stationary sectionals — Up to $799
2 styles of motion sectionals — $999 — $1,399

AFM’s products utilize common components and frames with limited fabric options, allowing AFM to reproduce established styles at value prices. Since 2004, AFM has introduced 12 new styles which typically replace older designs and are primarily slight variations to existing products. AFM builds its products to stock and maintains adequate inventory levels to facilitate shipment to customers within 48 hours of an order. AFM’s quick-ship strategy allows customers to better manage inventory and product promotions yet maintain the ability to provide immediate availability to retail customers, a key attribute within the promotional furniture segment of the furniture industry.

Product Development

AFM can re-engineer a new design, create a prototype and begin to solicit customer feedback within two weeks although, AFM carefully controls its product line such that new styles typically replace older designs. As a result, AFM requires approximately 60 days to 90 days to wind-down a discontinued line and begin shipping truckload quantities of new designs to customers. Since 2004, AFM has introduced 12 new styles.

Manufacturing

AFM has an assembly-line manufacturing process with a four day production cycle divided into four functions, cutting, sewing, backfill and upholstery. Employees are specialized by function and are compensated on a piece-rate basis. The limited number of styles and designs minimizes scheduling and line changes and each function is simplified by the use of common components. AFM uses one standard seat spring, one standard back spring and one standard cushion in all of its products. AFM’s piece-rate compensation plan and streamlined manufacturing process combine to give AFM a low cost structure

AFM’s cycle time requires four days to complete from a manufacturing release date. AFM synchronizes hardwood milling (from frame components) with fabric cutting and sewing to ensure that frames and upholstery are ready simultaneously on the production line. AFM’s manufacturing process is further simplified by the application of common parts across all of its product lines. AFM uses several different lengths of standardized rails, one standard seat spring, one standard back spring, and one standard type of cushion polyfoam on all sofas, loveseats and recliners. AFM’s manufacturing process is similar for stationary and motion products, with the exception of several incremental steps required to insert reclining mechanisms into the motion furniture.

AFM’s efficient manufacturing process combined with its inventory strategy is designed to facilitate AFM’s 48-hour quick-ship service covering the entire product line. AFM’s expedited shipping capacity enables retailers to improve inventory turns and reduce lost sales due to stock-outs. AFM’s warehoused inventory is loaded on the delivery truck within 48 hours of order placement and typically arrives at a customer location within three days of shipping.

AFM delivers the majority of its products through a combination of its in-house trucking fleet and third-party freight service providers. Freight costs are paid by the customer with the ability to add fuel surcharges to the extent necessary.

Competitive Strengths

We believe that AFM is among the lowest-cost domestic manufactures of promotional upholstered furniture. AFM maintains a competitive cost basis through an assembly-line production model and build-to-stock strategy. Specifically, AFM generates economies of scale through:

•	Long runs of a limited number of standardized frames;

•	The application of common components throughout the entire production line; and

•	A standard offering of only two to four fabric options per frame.

Further, management has aligned AFM’s high-volume manufacturing strategy with a piece-rate incentive structure for its direct labor force. This structure ensures that variability of direct labor costs and drives workforce productivity. The incentive system also provides floor personnel with the opportunity to earn annual compensation at or above local standards, thereby facilitating AFM’s recruiting and retention efforts.

AFM’s efficient build-to-stock manufacturing operation facilitates AFM’s strategy of offering its customers shipment of product within 48 hours of order receipt. In turn, AFM’s customers are able to offer their retail customers quality, value-priced upholstered furniture for immediate delivery upon the day of sale, while only maintaining limited quantities of product inventory.

AFM serves a diverse base of more than 800 customers, with AFM’s top 20 accounts comprising approximately 51% of 2007 and 49% of 2006 net sales. Within its broader customer base, AFM specifically targets independent furniture retailers at the national, multi-regional and regional levels. AFM’s value proposition, the ability to ship any product within 48 hours, is highly valued by this segment of the marketplace that focuses broadly on demographic segments that demand immediate delivery of popular styles at value prices.

Barriers to Significant Asian Competition

The availability of low-cost Asian products has had a far-reaching impact on the broader home furnishings market in the United States over the past ten years. In contrast to manufacturers serving other segments, AFM has minimal exposure to off-shore competition due to the following:

•	AFM’s efficient, low-cost production model;

•	Mass retailers’ lead-time demands and unwillingness to accept excess inventory risk; and

•	The costs (e.g., freight, damage, shrink) of shipping upholstered furniture direct from Asia.

Business Strategies

•	Increase sales with new and existing customers

While AFM currently supplies many of the top furniture retailers, AFM believes it can further augment its customer base and is pursuing new business opportunities with selected national and regional furniture retailers, as well as in other channels, including Rent-To-Own (“RTO”) and mass merchandisers. In addition, many existing customers currently purchase only a portion of AFM’s product line, representing an opportunity for AFM to increase sales to existing customers by augmenting customers’ promotional product line. In order to focus additional attention to major customers and expand product — line sell-through to these customers, the Company added significant infrastructure to its sales and marketing organization since 2005, increasing its sales representative network while also subdividing sales territories to allow representatives to focus more closely on the expansion of existing relationships and the addition of new customers.

•	Product development

AFM’s merchandising strategy focuses on satisfying the changing needs of retailers and consumers in a manner that meets AFM’s production strategy. AFM’s management and sales staff monitor the furniture market to identify new trends and popular styles at higher price points. AFM subsequently ensures that it can cost effectively replicate a new style with standardized components and limited cover options, after which AFM will build a prototype to determine if the product can be reproduced at acceptable margin levels.

•	Asian sourcing of components

Following the hiring of Mike Thomas as CEO in 2004, AFM implemented a program to purchase raw materials from the lowest-cost source available in the marketplace. The Company hired a director of Asian sourcing in May 2005 to lead this effort. Currently, AFM sources the vast majority of its fabric, legs, show wood, chaises, ottomans, correlate chairs and accent tables from Asian vendors. AFM believes there are additional opportunities to lower purchasing costs through this initiative.

•	Strategic acquisitions

AFM has in the past and will continue to evaluate strategic acquisitions to augment its existing business. In particular, acquisitions may provide AFM with an opportunity to expand geographically, add additional product lines or achieve operational synergies.

Customers

AFM serves a base of more than 800 customers comprised of retailers and distributors at the regional, multi-regional and national levels. In 2007 and 2006, AFM’s top 20 customers accounted for approximately 50% of AFM’s total sales, with the top customer accounting for approximately 18.5% and 20% of total sales in 2007 and 2006, respectively. Other than this customer, no single customer has accounted for more than 6% of total revenue in 2007 or 2006.

Sales and Marketing

AFM has a sales force consisting of 14 independent, outside representatives that exclusively sell AFM’s products in an assigned geographic territory of up to six states. Sales representatives are compensated on a 100% commission basis. AFM maintains two permanent showrooms in High Point, NC and Tupelo, MS, host cities for furniture industry trade shows (High Point in April and October and Tupelo in January and August). In addition, AFM is evaluating plans to lease showroom space for the furniture trade show in Las Vegas NV and expects to participate in this trade show in the future. Trade shows provide opportunities for AFM to display its existing products and introduce new designs into the marketplace.

Marketing at the retail level is handled by AFM’s customers. AFM does not advertise specific products on its own, but provides product information and pictures for retailers to include in newspaper and various insert advertisements. AFM’s products are typically included in retailers’ recurring promotional programs as the products drive floor traffic and sales volume due to low price points.

Competition

AFM competes with selected large national manufacturers that produce and sell promotional products. However, promotional upholstered furniture often represents only a small percentage of revenue for these participants. Also, large diversified manufacturers tend not to place specific emphasis on developing quick-ship capabilities specifically for their promotional offerings. Therefore, AFM competes primarily with several smaller manufacturers that are typically thinly-capitalized, family owned businesses that do not have the capacity, manufacturing capabilities, sourcing expertise or access to capital in order to build critical production volumes. Competition within the segment is largely based on value and delivery lead times, as opposed to product differentiation providing AFM and its quick-ship capabilities with a key competitive advantage within the industry. AFM’s primary competitors include United Furniture Industries, Albany Industries and Hughes Furniture, among others.

Suppliers

AFM’s top supplier, Independent Furniture Supply (“Independent”), is 50% owned by Mike Thomas, AFM’s CEO AFM purchases polyfoam from Independent on an arms-length basis and AFM performs regular audits to verify market pricing. AFM does not have any long-term supply contracts with Independent or any other suppliers. A majority of AFM’s domestic suppliers are located near AFM due to a concentration of furniture manufacturers in northeastern Mississippi. Several of AFM’s key raw materials, including lumber, plywood and polyfoam, are sourced locally with alternative suppliers available, if necessary. In order to continually manage material costs, AFM actively sources products from Asia. AFM imports legs, show wood, chaises, ottomans, correlate chairs, accent tables and the majority of its fabric from China-based suppliers. Raw material cost as a percent of sales was approximately 58% and 59% in 2007 and 2006, respectively.

Regulatory Environment

AFM’s manufacturing operations, facilities and operations are subject to evolving federal, state and local environmental and occupational health and safety laws and regulations. Such laws and regulations govern air emissions, wastewater discharge and the storage and handling of chemicals and hazardous substances. AFM believes that it is in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations. New requirements, more stringent application of existing requirements, or discovery of previously unknown environmental conditions may result in material environmental expenditures in the future

Employees

As of December 31, 2007, American Furniture employed 993 persons. Of these employees, approximately 750 were in production and purchasing 54 and 43 were in sales and with the remainder serving in executive, administrative office and field service capacities. None of AFM’s employees are subject to collective bargaining agreements. We believe that AFM’s relationship with its employees is good.

Sales Backlog

American Furniture had a backlog of firm sales orders aggregating approximately $5.1 million and $5.5 million at December 31, 2007 and 2006, respectively.

Anodyne

Overview

Anodyne, headquartered in Los Angeles, California, is a leading manufacturer of medical support surfaces and patient positioning devices used primarily for the prevention and treatment of pressure wounds experienced by patients with limited or no mobility.

Anodyne develops products both independently and in partnership with large distribution intermediaries. Medical distribution companies then sell or rent the support surfaces in conjunction with bed frames and accessories to one of three end markets: (i) hospitals, (ii) long term care facilities and (iii) home health care organizations. The level of sophistication largely varies in each product, as some customers require simple foam mattress beds while others may require electronically controlled, low air loss, lateral rotation, pulmonary therapy and alternating pressure air beds. The design, engineering and manufacturing of all products are completed in-house (with the exception of Prima -Tech, products, which are manufactured in Taiwan) and are FDA compliant.

For the full fiscal years ended December 31, 2007 and December 31, 2006, Anodyne had net sales of approximately $44.2 million and $23.4 million, and operating income of $2.9 million and $0.3 million, respectively. Anodyne had total assets of $53.7 million at December 31, 2007. Revenues from Anodyne represented 4.8% and 3.0% of our total revenues for 2007 and 2006, respectively.

History

Anodyne was initially formed in February 2006 by CGI and Hollywood Capital, Inc., a private investment management firm led by Anodyne’s current Chief Executive Officer, to acquire AMF Support Surfaces, Inc. and SenTech Medical Systems, Inc., located in Corona, CA and Coral Springs, FL, respectively. AMF Support Surfaces, Inc. is a leading manufacturer of powered and static mattress replacement systems, mattress overlays, seating cushions and patient positing devices. SenTech Medical Systems is a leading designer and manufacturer of advanced electronically controlled alternating pressure pulmonary therapy, low air loss and lateral rotation specialty support surfaces for the wound care industry. Prior to its acquisition SenTech had established a premium brand in the less price sensitive therapeutic market while AMF competed primarily in the preventive care market.

On October 5, 2006, Anodyne acquired the patient positioning device business of Anatomic Global, Inc. (which we refer to as Anatomic). The acquired operations were merged into Anodyne’s operations. Anatomic Concepts is the nation’s leading supplier of operating suite patient positioning devices and has recently developed a complete line of support surfaces focused on the price sensitive long term care and home healthcare markets.

On June 27, 2007 Anodyne purchased Prima-Tech , a lower price-point distributor of medical support surfaces to the long term care and home healthcare markets. Prima-Tech’s products are designed in the US and manufactured pursuant to an exclusive manufacturing agreement with an FDA registered manufacturing partner located in Taiwan. Management anticipates that Primatech will contribute revenues in excess of $3.0 million on an annualized basis

Industry

The medical support surfaces industry is fragmented in nature. We believe the market is comprised of many small participants who design and manufacture products for preventing and treating decubitus ulcers. Decubitus ulcers, or pressure ulcers, are formed on immobile medical patients through continued pressure on one area of skin. Manufacturers of medical support surfaces typically sell to one of several large medical distribution companies who rent or sell the products to hospitals, long term care facilities, and home health care organizations.

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

Beyond favorable demographic trends, Anodyne’s management believes hospitals are placing an increased emphasis on the prevention of pressure ulcers. Frost and Sullivan estimates that approximately 1 million pressure ulcers occur annually in the United States, generating an estimated $1.3 billion in annual costs to hospitals alone. According to Medicare reimbursement guidelines, pressure ulcers are eligible for reimbursement by third party payers only when they are diagnosed upon hospital admission. Additionally, third party payers only provide reimbursement for preventative mattresses under limited circumstances. The end result is that if an at risk patient develops pressure ulcers while at the hospital; the hospital is required to bear the cost of healing. As a result of increasing litigation and the high cost of healing pressures ulcers, hospitals are now focusing on using pressure relief equipment to reduce the incidence of hospital acquired pressure ulcers.

Products and Services

Specialty beds, mattress replacements and mattress overlays (i.e. support surfaces) are the primary products currently available for pressure relief and pressure reduction to treat and prevent decubitus ulcers. The market for specialty beds and support surfaces include the acute care centers, long-term care centers, nursing home centers and home healthcare settings. Medical support surfaces are designed to have preventative and/or therapeutic uses. Four basic product categories are:

•	Alternating pressure mattress replacements: Mattresses which can be used for therapy or prevention and are typically manufactured using air cylinders or a combination of air cylinders and foam. Systems are designed to inflate every other cylinder while contiguous cylinders deflate in an alternating pattern. The alternating inflation and deflation prevents sustained pressure on an area of skin by shifting pressure from one area to another. Typically a control unit is included in an alternating pressure system that provides automatic changes in the distribution of air pressure. While today this segment represents a small portion of the overall market for medical support surfaces, Anodyne’s management expects it to grow rapidly, due to the superior therapeutic and preventative benefits of alternating pressure and increased focus on the prevention and treatment of bed sores. Anodyne produces a range of alternating pressure mattress replacements.

•	Low air loss mattress replacements: Mattresses that allow air to flow from the mattress and adjust support according to the patients’ weight and position. Low air loss systems may provide additional features such as controlled air leakage, which reduces skin moisture levels, and lateral rotation which can aid in patient turning and reduces risks associated with fluid building up in a patient’s lungs. Anodyne currently produces low air loss mattress systems which management believes provides the only low air loss product on the market that gets air to the patient’s skin directly through a patented process.

•	Static mattress replacement systems: Consists of mattresses which have no powered elements. Their support material can be composed of foam, air, water, gel or a combination of the two. In the case of water or gel materials, they are held in place with containment bladders. Static mattress replacement systems distribute a patient’s body weight to lessen forces on pressure points. These products currently comprise the majority of support surfaces. Currently Anodyne manufactures a broad range of foam based static mattress systems.

•	Mattress overlays and positioning devices: These products are gel based, foam based or air filled surfaces which help to position patients and prevent the development of bed sores through reducing heat, sheer and moisture. Overlays reduce the incidence of bed sores by providing air to the patient’s skin and/or dispersion of pressure through the use of foams and gels. Positioning devices are used to position patients for procedures as well as to minimize the likelihood of developing a pressure ulcer during those procedures. Anodyne offers a complete range of foam based mattress overlay and positioning devices.

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

The medical support surfaces industry is very fragmented and comprised of approximately 70 participants of varying sizes who predominantly sell through distributors to hospitals, long term care and home health care organizations. Anodyne differentiates itself from these competitors based on the quality of its products, its broad offering and geographic expanse. The companies listed below have been identified by management as Anodyne’s primary competitors.

Span America Medical Systems (NASDAQ: SPAN):  ($52 million in fiscal 2006 sales) Span America’s medical division predominantly makes foam mattress overlays and replacement mattresses, including the PressureGuard therapeutic mattress, Span-Aid patient positioners (used to elevate and support body parts) and Dish pressure-relief seat cushions to aid wound healing. Span America also supplies safety catheters and makes specialty packaging products for use in outdoor furniture.

WCW, Inc.:  WCW produces foam and air mattresses for medical and consumer bedding. WCW’s consumer bedding activities focus on the development of viscoelastic foam beds. Anodyne’s medical segment produces foam, air and combination support surfaces and is a major supplier to KCI.

Gaymar Industries, Inc.:  Gaymar, a portfolio company of private equity firm Nautic Partners, develops, manufactures and markets medical devices for temperature and pressure ulcer management. Gaymar’s pressure ulcer management system includes integrated bed systems, mattress replacement systems, pressure relieving overlays, lateral rotation systems, table and stretcher pads, chair cushions and heel care devices.

Business Strategies

Anodyne’s management is focused on strategies to grow revenues, improve operating efficiency and to improve gross margins. Of particular note, Anodyne has completed four acquisitions since its inception and believes that numerous benefits to consolidation exist within the support surfaces industry. The following is a discussion of these strategies:

•	Offer customers high quality, consistent product, on a national basis — Products produced by Anodyne and its competitors are typically bulky in nature and may not be conducive to shipping. Management believes that many of its competitors do not have the scale or resources required to produce support surfaces for national distributors and believes that customers value manufacturers with the scale and sophistication required to meet these needs.

•	Leverage scale to provide industry leading research and development — Medical support surfaces are becoming increasingly advanced in nature. Anodyne’s management believes that many smaller competitors do not have the resources required to effectively meet the changing needs of their customers and believes that increased scale acquired though acquisitions will allow it to better serve its customers through industry leading research and development.

•	Pursue cost savings through scale purchasing and operational improvements — As many of the products used to manufacture medical support surfaces are standard in nature management believes that increased scale achieved through acquisitions will allow it to benefit from lower cost of materials and therefore lower cost of sales. In addition, management believes that there are opportunities to improve the operations of smaller acquired entities and in turn benefit from production efficiencies.

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

Anodyne increasingly works with large distributors to develop the next generation of products, effectively positioning and integrating itself within their customers’ research and development initiatives. The customers demand innovative products with clinical efficacy. The new product development process often requires 12-18 months of research, engineering and testing cooperation. Anodyne will provide technical support and repair services for its products as well, a differentiating characteristic valued by its customers. While contracts with large distributors typically do not include minimum purchase orders, the agreements call for rolling forecasts of orders to be given at the end of each month for the following three months.

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

Anodyne has developed a full range of support surface products that are sold or rented to healthcare distributors and occasionally sold directly to the end customer. Anodyne also provides technical support and repair services for its products, an offering valued by all customers. While contracts with large distributors typically do not include minimum purchase orders, agreements typically call for rolling forecasts of orders to be given at the end of each month for the following three months. Over 20% of Anodyne’s sales have been to one customer in 2007.

Suppliers

Anodyne’s two primary raw materials used are polyurethane foam and fabric (primarily nylon and polycarbonate fabrics). Among Anodyne’s largest suppliers are Foamex International, Inc. and Future Foam, Inc. Anodyne uses multiple suppliers for foam and fabric and believes that these raw materials are in adequate supply and are available from many suppliers at competitive prices.

Intellectual Property

Many of Anodyne’s products are patent protected in the United States. Anodyne has five patents issued, filed from 1996 to 2005, and has seven filed and pending patents.

Regulatory Environment

The Federal Food, Drug and Cosmetic Act (the “FDCA”), and regulations issued or proposed there under, provide for regulation by the Food and Drug Administration (the “FDA”) of the marketing, manufacture, labeling, packaging and distribution of medial devices, including Anodyne’s products. These regulations require, among other things that medical device manufacturers register with the FDA, list devices manufactured by them, and file various inspections by regulatory authorities and must comply with good manufacturing practices as required by the FDA and state regulatory authorities. Anodyne’s management believes that the company is in substantial compliance with all applicable regulations.

Employees

As of December 31, 2007, Anodyne employed 132 persons in all its locations. In addition, there were 233 leased employees consisting primarily of production employees. None of Anodyne’s employees are subject to collective bargaining agreements. We believe that Anodyne’s relationship with its employees is good.

CBS Personnel

Overview

CBS Personnel, headquartered in Cincinnati, Ohio, is a provider of temporary staffing services in the United States. CBS Personnel also provides its clients with other complementary human resource service offerings such as employee leasing services, permanent staffing and temporary-to-permanent placement services. Currently, CBS Personnel operates 140 branch locations in various cities in 18 states. CBS Personnel and its subsidiaries have been associated with quality service in their markets for more than 30 years.

CBS Personnel serves over 4,000 corporate and small business clients and on an average week places over 23,000 temporary employees in a broad range of industries, including manufacturing, transportation, retail, distribution, warehousing, automotive supply, and construction, industrial, healthcare and financial sectors. We believe the quality of CBS Personnel’s branch operations and its strong sales force provide CBS Personnel with a competitive advantage over other placement services. CBS Personnel’s senior management, collectively, has approximately 80 years of experience in the human resource outsourcing industry and other closely related industries.

On January 21, 2008, CBS Personnel acquired all of the outstanding equity interests of Staffmark Investment LLC and Staffmark has become a wholly-owned subsidiary of CBS Personnel. Staffmark is a leading provider of commercial staffing services in the United States. Staffmark provides staffing services in over 30 states through more than 200 branches and on-site locations. The majority of Staffmark’s revenues are derived from light industrial staffing, with the balance of revenues derived from administrative and transportation staffing, permanent placement services and managed solutions. Similar to CBS Personnel, Staffmark is one of the largest privately held staffing companies in the United States. CBS Personnel repaid approximately $80 million of Staffmark indebtedness and issued approximately $47.9 million of CBS personnel common stock representing approximately 28% of CBS Personnel’s outstanding common stock, on a fully diluted basis.

For the full fiscal years ended December 31, 2007 and December 31, 2006, CBS Personnel had revenues of approximately $569.9 million and $551.1 million, and operating income of $22.5 million and $23.2 million, respectively. CBS Personnel had total assets of $146.4 million at December 31, 2007. Revenues from CBS Personnel represented 62.1% and 85.8% of our total revenues for 2007 and 2006, respectively.

History of CBS Personnel

In August 1999, CGI acquired Columbia Staffing through a newly formed holding company. Columbia Staffing is a provider of light industrial, clerical, medical, and technical personnel to clients throughout the southeast. In October 2000, CGI acquired through the same holding company CBS Personnel Services, Inc, a Cincinnati-based provider of human resources outsourcing. CBS Personnel Services, Inc. began operations in 1971 and is a provider of temporary staffing services in Ohio, Kentucky and Indiana, with a particularly strong presence in the metropolitan markets of Cincinnati, Dayton, Columbus, Lexington, Louisville, and Indianapolis. The name of the holding company that made these acquisitions was later changed to CBS Personnel Holdings, Inc.

In 2004, CBS Personnel expanded geographically through the acquisition of Venturi Staffing Partners (“VSP”), formerly a wholly owned subsidiary of Venturi Partners Inc. VSP is a provider of temporary staffing, temp-to-hire and permanent placement services operating through branch offices located primarily in economically diverse metropolitan markets including Boston, New York, Atlanta, Charlotte, Houston and Dallas, as well as both Southern and Northern California.

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

On January 21, 2008, CBS Personnel acquired all of the outstanding equity interests of Staffmark Investment LLC. Similar to CBS Personnel, Staffmark is a leading provider of commercial staffing services in the United States. Staffmark provides staffing services in over 30 states through over 200 branches and on-site locations. The majority of Staffmark’s revenues are derived from light industrial staffing, with the balance of revenues derived from administrative and transportation staffing, permanent placement services and managed solutions. Staffmark has branch offices in 27 states and we estimate that it will have 2007 revenues of approximately $580 million.

Industry

According to Staffing Industry Analysts, Inc., the staffing industry generated approximately $128 billion in revenues in 2006. The staffing industry is comprised of four product lines: (i) temporary staffing; (ii) employee leasing; (iii) permanent placement; and (iv) outplacement, representing approximately 75.0%, 9.0%, 15.0% and 1% of the market, respectively. The temporary staffing business grew by 9.7% in 2006 according to Staffing Industry Analysts, Inc. Over 97% of CBS Personnel’s revenues are generated in temporary staffing.

CBS Personnel competes largely in the light industrial and clerical categories of the temporary staffing product line. The light industrial category is comprised of providers of unskilled and semi-skilled workers to clients in manufacturing, distribution, logistics and other similar industries. The clerical category is comprised of providers of administrative personnel, data entry professionals, call center employees, receptionists, clerks and similar employees.

According to the U.S. Bureau of Labor Statistics, or BLS, more jobs were created in professional and business services, (which includes staffing), than in any other industry between 1992 and 2002. Further, BLS has projected that the professional and business services sector is expected to be the second fastest growing sector of the economy between 2002 and 2012. Companies today are operating in a more global and competitive environment, which requires them to respond quickly to fluctuating demand for their products and services. As a result, companies seek greater workforce flexibility translating to an increasing demand for temporary staffing services. We believe this growing demand for temporary staffing should remain consistent in the near future as temporary staffing becomes an integral component of corporate human capital strategy.

Services

CBS Personnel provides temporary staffing services tailored to meet each client’s unique staffing requirements. CBS Personnel maintains a strong reputation in its markets for providing complete staffing services that includes both high quality candidates and superior client service. CBS Personnel’s management believes it is one of only a few staffing services companies in each of its markets that is capable of fulfilling the staffing requirements of both small, local clients and larger, regional or national accounts. To position itself as a key provider of human resources to its clients, CBS Personnel has developed an approach to service that focuses on:

•	providing excellent service to existing clients in a consistent and efficient manner;

•	cross selling service offerings to existing clients to increase revenue per client;

•	marketing services to prospective clients to expand the client base; and

•	providing incentives to employees through well-balanced incentive and bonus plans to encourage increased sales per client and the establishment of new client relationships.

CBS Personnel offers its clients a broad range of staffing services including the following:

•	temporary staffing services in categories such as light industrial, clerical, healthcare, construction, transportation, professional and technical staffing;

•	employee leasing and related administrative services; and

•	temporary-to-permanent and permanent placement services.

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

•	Light Industrial — A substantial portion of CBS Personnel’s temporary staffing revenues are derived from the placement of low-to mid-skilled temporary workers in the light industrial category, which comprises primarily the distribution (“pick-and-pack”) and light manufacturing (such as assembly-line work in factories) sectors of the economy. Approximately 58% and 50% of CBS Personnel’s temporary staffing revenues were derived from light industrial for the fiscal years ended December 31, 2007 and 2006, respectively.

•	Clerical — CBS Personnel provides clerical workers that have been screened, reference-checked and tested for computer ability, typing speed, word processing and data entry capabilities. Clerical workers are often employed at client call centers and corporate offices. Approximately 31% and 37% of CBS Personnel’s temporary staffing revenues were derived from clerical for the fiscal years ended December 31, 2007 and 2006 respectively.

•	Technical — CBS Personnel provides placement candidates in a variety of skilled technical capacities, including plant managers, engineering management, operations managers, designers, draftsmen, engineers, materials management, line supervisors, electronic assemblers, laboratory assistants and quality control personnel. Approximately 3% and 4% of CBS Personnel’s temporary staffing revenues were derived from technical for the fiscal years ended December 31, 2007 and 2006, respectively.

•	Healthcare — Through its expert placement agents in its Columbia Healthcare division, CBS Personnel provides trained candidates in the following healthcare categories: medical office personnel, medical technicians, rehabilitation professionals, management and administrative personnel and radiology technicians, among others. Approximately 2% of CBS Personnel’s temporary staffing revenues were derived from healthcare for the fiscal years ended December 31, 2007 and 2006.

•	Niche/Other — In addition to the light industrial, clerical, healthcare and technical categories, CBS Personnel also provides certain niche staffing services, placing candidates in the skilled industrial, construction and transportation sectors, among others. CBS Personnel’s wide array of niche service offerings allows it to meet a broad range of client needs. Moreover, these niche services typically generate higher margins for CBS Personnel. Approximately 6% and 7% of CBS Personnel’s temporary staffing revenues were derived from niche/other for the fiscal years ended December 31, 2007 and 2006, respectively.

As part of its service offerings, CBS Personnel provides an on-site program to clients employing, generally 50 to 75, or more of its temporary employees. The on-site program manager works full-time at the client’s location to help manage the client’s temporary staffing and related human resources needs and provides detailed administrative support and reporting systems, which reduce the client’s workload and costs while allowing its management to focus on increasing productivity and revenues. CBS Personnel’s management believes this on-site program offering creates strong relationships with its clients by providing consistency and quality in the management of clients’ human resources and administrative functions. In addition, through its on-site program, CBS Personnel often gains visibility into the demand for temporary staffing services in new markets, which has helped management identify possible areas for geographic expansion.

Employee Leasing Services

Employee Leasing Services while accounting for less than 2% of CBS Personnel’s total revenue in 2007 and 2006 provides a valuable complementary product offering to its temporary staffing services. Through the employee leasing and administrative service offerings of its Employee Management Services, or EMS, division, CBS Personnel provides administrative services, handling the client’s payroll, risk management, unemployment services, human resources support and employee benefit programs. This results in reduced administrative requirements for employers and, most importantly, by having EMS take over the non-productive administrative burdens of an organization, affords clients the ability to focus on their core businesses.

EMS also offers a full line of benefits for employers to provide to their employees, including medical, dental, vision, disability, life insurance, 401(k) retirement and other premium options. As a result of economies of scale, clients are offered multiple plan and premium options at affordable rates. CBS Personnel’s clients have the flexibility to determine what benefits to offer and how to implement the program in order to attract more qualified employees

Temporary-to-Permanent and Permanent Staffing Services

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

•	Invest in its Existing Markets — In many of its existing markets, CBS Personnel has multiple branch locations. CBS Personnel plans on continuing to invest in these existing markets through the opening of additional branch locations and the hiring of additional sales and operations employees. In addition, CBS personnel is offering complementary human resource services to its existing clients such as full time recruiting, consulting, and administrative outsourcing. CBS Personnel has implemented an incentive plan that highly rewards its employees for selling services beyond its traditional temporary staffing services.

•	Build a Presence in Contiguous Markets — CBS Personnel plans on opening new branch locations in markets contiguous to those in which it operates. CBS Personnel believes that the cost and time required to establish profitable branch locations is minimized through expansion into contiguous markets as costs associated with advertising and administrative overhead are reduced due to proximity.

•	Pursue Selective Acquisitions — CBS Personnel views acquisitions, such as the SES acquisition in November 2006 and Staffmark in January 2008, as attractive means to enter into a new geographical market, and in the case of Staffmark, increasing its market share in existing markets

Clients

CBS Personnel serves over 4,000 clients in a broad range of industries, including manufacturing, technical, transportation, retail, distribution, warehousing, automotive supply, construction, industrial, healthcare services and financial. These clients range in size from small, local firms to large, regional or national corporations. One of CBS Personnel’s largest clients is Chevron Corporation, which accounted for 7% of revenues for the year ended December 31, 2007. None of CBS Personnel’s other clients individually accounted for more than 5% of its revenues for the years ended December 31, 2007 or 2006. CBS Personnel’s client assignments can vary from a period of a few days to long-term, annual or multi-year contracts. We believe CBS Personnel has a strong relationship with its clients.

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

CBS Personnel actively recruits in each community in which it operates, through educational institutions, evening and weekend interviewing and open houses. At the corporate level, CBS Personnel maintains an in-house web-based job posting and resume process which facilitates distribution of job descriptions to national and local online job boards. Individuals may also submit a resume through CBS Personnel’s website.

At each branch location, local salespeople are incentivized to recruit new clients and increase usage by existing clients through their compensation programs, as well as through numerous contests and competitions. Regional or company-based marketing specialists are utilized to assist local salespeople in closing potentially large accounts, particularly when it may involve an on-site presence by CBS Personnel.

Upon winning an engagement, particularly for clients with larger temporary staffing assignments (10+ temporary workers), a CBS Personnel staff member will arrive on-site to register all employees hired for a particular assignment. If, for any reason, not all employees assigned to the job site arrive, the on-site CBS Personnel staff member can immediately react and oftentimes correct the shortfall within a matter of hours, ensuring that 100% of a client’s staffing needs are fulfilled.

CBS Personnel’s’ marketing activities are designed to effectively service and reach all current and prospective clients at the local, regional and national level, resulting in brand recognition and loyalty throughout many levels of a client’s organization.

Following a prospective employee’s identification, CBS Personnel systematically evaluates each candidate prior to placement. The employee application process includes an interview, skills assessment test, education verification and reference verification, and may include drug screening and background checks depending upon customer requirements.

Competition

The temporary staffing industry is highly fragmented and, according to the U.S. Census Bureau in 2002, was comprised of approximately 11,500 service providers, the vast majority of which generate less than $10 million in annual revenues. Staffing services firms with more than 10 establishments account for only 1.6% of the total number of service providers, or 187 companies, but generate 49.3% of revenues in the temporary staffing industry. The largest publicly owned companies specializing in temporary staffing services are Adecco, Kelly Services Inc., Allegis Group, Manpower, and Robert Half. The employee leasing industry consists of approximately 4,200 service providers. Our largest national competitors in employee leasing include Administaff, Inc., Gevity HR, and the employee leasing divisions of large business service companies such as Automatic Data Processing, Inc., and Paychex, Inc.

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

Trade names

CBS Personnel uses the following tradenames:  CBS Personneltm, CBS Personnel Servicestm, Columbia Staffingtm, Columbia Healthcare Servicestm, and Venturi Staffing Partners. We believe these trade names have strong brand equity in their markets and have significant value to CBS Personnel’s business.

Facilities

CBS Personnel, headquartered in Cincinnati, Ohio, currently provides staffing services through all 140 of its branch offices located in 18 states. Average revenue per branch was approximately $3.5 million in 2007 and 88% of the branches were profitable. The following table shows the number of branch offices located in each state in which CBS Personnel operates and the employee hours billed by those branch offices for the fiscal year ended December 31, 2007.

	Number of	Employee Hours
State	Branch Offices	Billed
	(In thousands)

Ohio	24	10,984
California	20	3,647
Kentucky	14	4,067
Texas	14	4,163
Illinois	11	1,811
South Carolina	8	1,960
North Carolina	8	2,011
Indiana	7	1,744
Maryland	7	1094
Pennsylvania	7	1,127
Massachusetts	5	326
Georgia	4	390
Virginia	3	1,034
Alabama	2	482
New Jersey	2	131
New York	2	558
Tennessee	1	85
Washington	1	41

All of the above branch offices, along with CBS Personnel’s principal executive offices in Cincinnati, Ohio, are leased. Lease terms are typically three to five years. CBS Personnel does not anticipate any difficulty in renewing these leases or in finding alternative sites in the ordinary course of business. With regard to the recent Staffmark acquisition a significant majority of the branches are not in overlapping markets.

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

As an employer with self-insurance and large deductible plans for workers compensation, CBS Personnel’s workers’ compensation expense is tied directly to the incidence and severity of workplace injuries to its employees. CBS Personnel seeks to contain its workers’ compensation costs through a proactive front-end client selection process in order to mitigate the acceptance of high risk situations together with an aggressive approach to claims management, including assigning injured workers, whenever possible, to short-term assignments which accommodate the workers’ physical limitations, performing a thorough and prompt on-site investigation of claims filed by employees, working with physicians to encourage efficient medical management of cases, denying questionable claims and attempting to negotiate early settlements to mitigate contingent and future costs and liabilities. Higher costs for each occurrence, either due to increased medical costs or duration of time, may result in higher workers’ compensation costs to CBS Personnel with a corresponding material adverse effect on its financial condition, business and results of operations.

Employees

As of December 31, 2007, CBS Personnel employed approximately 98 individuals in it its corporate staff and approximately 724 staff members in its branch locations. During the year ended December 31, 2007 and 2006, CBS Personnel placed, on average, over 23,000 temporary personnel on engagements of varying durations on a weekly basis. None of CBS Personnel’s employees are subject to collective bargaining agreements. We believe that CBS personnel’s relationship with its employees is good.

Temporary employees placed by CBS Personnel are generally CBS Personnel’s employees while they are working on assignments. As the employer of its temporary employees, CBS Personnel maintains responsibility for applicable payroll taxes and the administration of the employee’s share of such taxes.

HALO

Overview

Headquartered in Sterling, IL, HALO is an independent provider of customized drop-ship promotional products in the U.S. and operates under the well-known brand names of HALO and Lee Wayne. Through an extensive group of dedicated sales professionals, HALO serves as a one-stop shop for over 40,000 customers throughout the U.S. HALO is involved in the design, sourcing, management and fulfillment of promotional products across several product categories, including apparel, calendars, writing instruments, drink ware and office accessories. HALO’s sales professionals work with customers and vendors to develop the most effective means of communicating a logo or marketing message to a target audience. A large majority of products sold are drop shipped, reducing the company’s inventory risk.

We believe HALO is the largest promotional products business in the customized, drop ship sub-sector of the highly fragmented $18.7 billion domestic promotional products market. HALO’s size and scale enables specialization and efficiency in back office functions that cannot be replicated by smaller, independent operators. This scale generates purchasing power with vendors and allows HALO to consolidate purchases across its client base to achieve improved product pricing.

For the fiscal years ended December 31, 2007 and December 31, 2006, HALO had net sales of approximately $144.3 million and $115.6 million, and operating income of $6.4 million and $6.1 million, respectively. Since February 28, 2007, the date of our acquisition, HALO had revenues of $128.4 million and operating income of $7.0 million. HALO had total assets of $104.5 million at December 31, 2007. Revenues from HALO represented 14.0% of our total revenues for 2007.

History of HALO

HALO was founded in 1952 under its predecessor Lee Wayne Corporation. Lee Wayne Corporation was acquired in the early 1990s by HA-LO Industries, Inc., a provider of advertising and marketing services. In 2004, the entity formed to acquire the domestic promotional product assets of HA-LO Industries, Inc. was renamed HALO Branded Solutions, Inc.

Industry

Promotional products provide companies with targeted marketing and long term exposure. Given the effectiveness of this type of brand endorsement, approximately 95% of companies use some form of promotional product as a component of their overall marketing strategy, according to the Promotional Products Association International (“PPAI”).. In contrast to general advertising, promotional products enable targeted marketing to individuals and yield long term exposure from repeated use. According to PPAI and The Freedonia Group the promotional products industry has grown at a CAGR of 9.2% since 1992 and is approximately $18.8 billion in size. Growth has been driven by the efficacy of promotional products in creating and enhancing brand awareness.

The promotional products industry generally involves coordination between suppliers, distributors and account executives. Suppliers manufacture promotional goods either internally or through outsourced manufacturers and produce catalogs for account executives to use when selling products. Following receipt of a product order, representatives work with their respective distributors to administer and process the transaction, typically following up to ensure delivery.

HALO competes in a sub-sector of the promotional products market that consists of merchandise which is customized or decorated with logos, team names or special events. While nearly any consumer product can serve as a marketing tool when branded, a majority of promotional products sold are in the apparel, writing instruments, calendars, drink ware, business accessories or bag categories. Management believes the promotional products distribution industry is fragmented, with over 18,000 distributors in the United States, the considerable majority of which are small firms with one to five account executives, generating sales of under $2.5 million.

The market can be broadly segregated into two large service categories: drop ship and program or fulfillment. A drop ship order is typically one time in nature and may be related to an event or single marketing campaign. Drop ship distributors do not take inventory of the product; instead, sales representatives assist customers in designing a solution to achieve its marketing objective, such as brand or company awareness, customer acquisition or customer retention. Drop ship distributors then source the product from one of thousands of suppliers to the industry, arrange the necessary embroidering, decorating, or other customization, and coordinate delivery to the client. Alternatively, providers of fulfillment services develop larger programs that involve corporate branding or incentive programs. Fulfillment distributors design programs with the customer, take inventory of product and ship over time to customer locations as requested.

Products and Services

HALO is one of the leading providers of promotional products that stimulate brand awareness, customer acquisition, and customer retention. HALO offers drop ship and fulfillment services, although drop ship services comprise a large majority of revenue. Through a sales force that has both broad geographic coverage and deep industry expertise, HALO provides promotional products to thousands of companies in the U.S. and Canada.

Examples of Common Promotional Products

Categories	Examples

Apparel	Jackets, sweaters, hats, golf shirts
Business Accessories	Calculators, briefcases, desk accessories
Calendars	Wall and desk calendars, appointment planners
Writing Instruments	Pens, pencils, markers, highlighters
Recognition Awards	Trophies, plaques
Other Items	Crystal ware, key chains, watches, mugs, golf accessories

HALO and its sales professionals assist customers in identifying and designing promotional products that increase the awareness and appeal of brands, products, companies and organizations. HALO salespeople regularly play a consultative role with customers in the development of promotional materials, resulting in an array of product sourcing. HALO also provides fulfillment services on a selective basis.

As a result of its focus on automation, management has implemented what it believes to be an industry leading and proprietary information system to supplement HALO’s customer service operation. The system is tailored to support the unique needs of its customers and provides the flexibility required to integrate an acquisition or respond to a customer demand. The information system supports all aspects of the business, including order processing, billing, accounting, fulfillment and inventory management.

Competitive Strengths

HALO has established itself as a leading distributor in the promotional products industry. HALO’s management believes the following factors differentiate it from many industry competitors.

•	Industry Leading, Scalable Back Office Infrastructure — HALO’s management team believes that an important factor in attracting and retaining high quality account executives is providing an efficient and effective order processing and administrative system. HALO’s customer service organization provides critical support functions for its sales force including order entry, product sourcing, order tracking, vendor payment, customer billing and collections. HALO’s scale in the industry has allowed it to make information technology and personnel investments to create a sophisticated infrastructure that management believes differentiates it from many smaller industry participants.

•	Diverse Customer Base Characterized by Long-Standing Relationships — HALO’s revenue base possesses little customer, end market or geographic concentration. It currently does business with over 30,000 customers in various end markets. For the fiscal year ended December 31, 2007, HALO’s top ten customers represented less than 20% of its revenues. HALO’s team of account executives are often deeply involved in their local communities and possess deep and long standing relationships with customers of all sizes.

•	Extensive Relationships with a Broad Base of Suppliers — HALO’s management believes its relationships with a wide range of suppliers of promotional products allows HALO to offer its end customers the most complete line of items in the industry.

Business Strategies

•	Attract and Retain Account Executives — As HALO’s infrastructure is relatively fixed in nature, it can derive significant incremental contribution from the addition of account executives. Further, HALO’s management believes it has developed a combination of service and compensation that allows it to offer account executives a value proposition superior to those offered by its competitors.

•	Optimize the Productivity of Account Executives — The management team of HALO continuously strives to increase the productivity of its account executives. HALO routinely provides its account executives with marketing support tools and training. In addition, for larger accounts, HALO works with account executives to develop proprietary solutions that allow customers to better measure and track their programs, thereby increasing their loyalty.

•	Selectively Acquire and Integrate — HALO’s management believes that HALO is well positioned to take advantage of the industry’s fragmentation and economies of scale. In the past, HALO has achieved significant synergies by acquiring and integrating other distributors. Recognizing this opportunity, HALO’s management team is constantly evaluating potential acquisition opportunities.

Customers

HALO has developed relationships with a diverse base of over 40,000 customers. HALO’s customers include a number of Fortune 500 companies as well as privately held businesses that rely on HALO as their sole marketing services provider. Sales to HALO’s top ten customers comprised fewer than 20% of total sales in 2007.

Sales and Marketing

HALO’s revenue is generated through its sales force, which consults directly with clients to develop a solution that best meets their needs for each order and/or utilizes HALO’s infrastructure to build customized websites that act as online company stores. HALO’s back office receives orders from internal sales representative via phone, fax or email. HALO’s tracking systems allow sales representatives to ensure that products are drop shipped directly from the vendor to the customer on time. HALO’s salespeople are based throughout the U.S. in order to better serve a geographically diverse customer base.

Competition

We believe HALO is the largest drop ship promotional products distributor in the U.S. Management believes the promotional products distribution industry is fragmented, with over 18,000 distributors in the United States, the considerable majority of which are small firms with one to five account executives, generating sales of under $2.5 million. Industry players can be segmented into the following categories, or a combination thereof:

•	Full Service — Companies that provide a wide array of services to a range of customers, including multinational clients. Full service offerings include both the drop shipment and fulfillment business models. HALO is a full service distributor.

•	Inventory Based — Distributors that provide inventory programs for large corporations. Inventory based providers are generally capital intensive, often requiring a large investment to maintain a broad inventory of SKUs.

•	Franchisers — Distributors that process and finance orders for a franchise fee. Franchisers do not offer back office support and typically attract distributors with lower credit profiles and those with available time to perform customer service functions.

•	Consumer Products Manufacturers — Some customer product manufacturers provide promotional products. Consumer product manufacturers, for whom promotional products is a non-core business, do not customarily invest in the necessary infrastructure to meet the support needs of industry sales professionals.

Competition in the promotional product industry revolves around product assortment, price, customer service and reliable order execution. In addition, given the intimate relationships account executives enjoy with their customers, industry participants also compete to retain and recruit top earners who posses a meaningful existing book of business.

Suppliers

HALO purchases products and services from over 3,000 companies. No individual supplier accounted for more than 5% of purchases in the year ended December 31, 2007.

Employees

As of December 31, 2007, HALO employed approximately 380 full-time employees and approximately 770 independent sales representatives. Of the full-time employees, approximately 219 were in sales and distribution, 31 were in purchasing, with the remainder serving in executive and administrative office capacities. None of HALO’s employees are subject to collective bargaining agreements. We believe that HALO’s relationship with its employees is good.

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

For the fiscal years ended December 31, 2007 and December 31, 2006, Silvue had revenues of approximately $22.5 million and $24.1 million, and operating income of $6.5 million and $6.3 million, respectively. Silvue had total assets of $30.0 million at December 31, 2007. Revenues from Silvue represented 2.5% and 3.8% of our total revenues for 2007 and 2006, respectively.

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

Industry

Silvue operates in the global hardcoatings industry in which manufacturers produce high performance liquid coatings to impart certain properties to the products of other manufacturers. Silvue’s management estimates that the global market for addressable vision eyewear coating market generates approximately $63 million in annual revenues and is highly fragmented among various manufacturers. Silvue’s management believes that the hardcoatings industry will continue to experience growth as the use of existing materials requiring hardcoatings to enhance durability and performance continues to grow, new materials requiring hardcoatings are developed and new uses of hardcoatings are discovered. Silvue’s management also expects additional growth in the industry as manufacturers continue to outsource the development and application of hardcoatings used on their products. The end-product markets served by hardcoatings primarily include the vision, fashion, safety and sports eyewear, medical products, automotive and transportation window glazing, plastic films, electronic devices, fiberboard manufacturing and metal markets.

While many substrates, including polycarbonate plastic, possess key properties that make the useful in a range of applications, they are also relatively susceptible to certain types of damage, such as scratches and abrasions. In addition, these materials cannot be manufactured in the first instance to satisfy specified performance requirements, such as tintability and refractive index matching properties. As a result, polysiloxan-based hardcoating systems, including Silvue’s, were developed specifically to overcome these problems. Once applied, the hardcoat gives the underlying substrate a tough, damage-resistant surface and other durable properties, such as improved resistance to the effects of scratches, chemicals, such as solvents, gasoline and oils, and indoor and outdoor elements, such as UV radiation and humidity. Other hardcoats can provide certain performance enhancing characteristics, such as anti-fogging, anti-static and “non-stick” (or surface release) properties.

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

Silvue’s coating systems can be applied to various materials including polycarbonate, acrylic, glass, metals and other surfaces. Currently, Silvue’s coating systems are used in the manufacture of the following industry products:

•	Automotive — CrystalCoat coatings are used on a variety of automotive and transit applications, including instrument panel windows, bus shelters, rail car windows, and bus windows. These coatings are used primarily to impart long-term durability, chemical resistance and scratch and abrasion resistance properties.

•	Electronics — CrystalCoat coatings are used for electronic application surfaces, from liquid crystal displays to cell phone windows. These coatings are used primarily to impart scratch and abrasion resistance properties.

•	Opthalmic lenses — CrystalCoat coatings are used for vision corrective lenses and other optical applications. These coatings are used primarily to impart high scratch and abrasion resistance properties and UV protection while matching the optical properties of the underlying material to reduce interference. Silvue produces both tintable and non-tintable coatings.

•	Safety — CrystalCoat coatings are used for safety applications. These coatings are used primarily to impart anti-fog characteristics. Silvue offers a high performance “water sheeting” anti-fog coating that is specifically designed to meet a customer’s specific standards and testing requirements.

•	Sunglasses and Sports Eyewear — CrystalCoat coatings are used for sunglasses and sports eyewear. These coatings are used primarily to impart scratch and abrasion resistance properties, UV protection and anti-fog characteristics. CrystalCoat coatings can be used on tinted or clear materials.

Research and Development and Technical Services

Silvue’s on-site laboratories provide special testing, research and development and other technical services to meet the technology requirements of its customers. There are currently approximately 21 employees devoted to research, development and technical service activities. Silvue had research and development costs of approximately $1.5 and $1.1 million for the fiscal years ended December 31, 2007 and 2006, respectively. Silvue’s research and development is primarily targeted towards three objectives:

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

Competitive Strengths

Silvue has established itself as one of the principal providers of high performance coating systems by focusing on satisfying its customers’ requirements, regardless of complexity or difficulty. Silvue’s management believes it benefits from the following competitive strengths:

•	Extensive Patent Portfolio — Silvue owns eighteen U.S. patents relating to its coating systems, including six patents relating to its core Ultra-Coat platform systems. Beyond its existing 18 U.S. patents, Silvue has three patents pending and two provisional patents. Products related to patents represent approximately 61% of Silvue’s net sales and are relied upon by eyewear manufacturers worldwide. Silvue aggressively defends these patents and management believes they represent a barrier to entry for new products and that they reduce the threat of similar coating products gaining market share.

•	Superior Technical Skills and Expertise — Silvue has invested in a team of experts who are ready to support its customers’ specific application needs from new product uses to the optimization of part design for coating application.

•	Reputation for Quality and Service — Silvue’s on-going commitment to producing quality coatings and its ability to meet the rigorous requirements of its most valued customers has earned it a reputation as one of the principal providers of coatings for premium eyewear.

•	Global Presence — Silvue works with its customers from three offices in North America, Asia and Europe. Many of Silvue’s customers have numerous manufacturing operations globally and management believes its ability to offer its coating systems and related customer service on a global basis is a competitive advantage.

•	ISO 9002 Certified — Silvue’s Anaheim, California, and Chiba, Japan manufacturing facilities are ISO 9002 certified, which is a universally accepted quality assurance designation indicating the highest quality manufacturing standards.

•	Experienced Management Team — Silvue’s senior management has extensive experience in all aspects of the coating industry. The senior management team, collectively, has approximately 80 years of experience in the global hardcoatings and closely related industries.

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

Customers

As a result of the variety of end uses for its products, Silvue’s client base is broad and diverse. Silvue has more than 180 customers around the world and approximately 70% of its net sales in 2007 were attributable to approximately ten customers. Though Silvue does not typically operate under long-term contracts, it focuses on establishing long-term, customer service oriented relationships with its strategic customers in order to become their preferred supplier. As its customers continue to focus on quality and service, Silvue’s past performance and long-term improvement programs should further strengthen customer relationships.

Customer relationships are typically long-term as substantial resources are required to integrate a coating system and technology into a manufacturing process and the costs associated with switching coating systems and technology are generally high. Following the merger of two large customers, which are both manufacturers of optical lenses, Silvue’s single largest customer represents approximately 13.6% and 14.5% of its 2007 and 2006 net sales, respectively. This customer has had a close relationship with Silvue for many years in both North America and Europe.

The following table sets forth Silvue’s approximate customer breakdown by industry for the fiscal year ended December 31, 2007 and 2006:

	2007 Customer	2006 Customer
Industry	Distribution	Distribution

Performance eyewear and sunglasses	74%	88%
Automotive	25%	11%
Other	1%	1%

Total	100%	100%

Sales and Marketing

Silvue targets the highly desirable, but technically demanding, premium sector of the coating market. The desirability of this sector is based on three factors. First, customers in this sector desire proprietary formulations that impart a specific list of properties to an end product and supplier confidentiality. Silvue’s highly skilled technical sales force, and research and development group work together to use Silvue’s proprietary high performance coating systems to develop these unique formulations. Although in most cases Silvue will sell each such formulation only to the customer for whom it was originally designed, Silvue retains all ownership rights to the product.

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

To service the needs of its customers, Silvue maintains a technical sales force, a technical support group and a research and development staff. Through the efforts of, and collaboration between, these individuals, Silvue becomes a partner to its existing customers, devises customized application solutions for new customer prospects and develops new products and product applications. Silvue hired a Chief Marketing Officer in 2007 to accelerate growth opportunities with existing clients as well as with new clients that represent new end product applications.

To formalize the relationship among the various departments of Silvue’s customer centric workforce and to further improve customer partnerships, in 2003 Silvue created the “Trusted Advisor” program. In the past four years, the program has become part of Silvue’s culture; it provides customers with an extension of their internal research and development departments and enhances customers’ hardcoating application processes through on-site collaboration between Silvue’s personnel and customer employees. Silvue’s Trusted Advisor program acts as a catalyst for customers in generating new ideas and exploring concepts, resulting in innovative proprietary hardcoating solutions. By working on-site with its customers, Silvue has successfully created a customer integrated research and development process, a streamlined supply-chain and an efficient hardcoating application process which yields the highest quality end product for its customers.

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

Suppliers

Raw material costs constituted approximately 16% of net sales for the fiscal year ended December 31, 2007 and 2006, respectively. The principal raw materials purchased are alcohol based solvent systems, silica derived materials and proprietary additives. Although Silvue makes substantial purchases of raw materials from certain suppliers, the raw materials purchased are basic chemical inputs and are relatively easy to obtain from numerous alternative sources on a global basis. As a result, Silvue is not dependent on any one of its suppliers for its operations.

Intellectual Property

Currently, most of Silvue’s coatings are patent-protected in the United States and internationally. Silvue owns eighteen patents in the United States related to coating systems. Additionally, Silvue has multiple foreign filings for the majority of its U.S. patents issued and pending. The cornerstone of Silvue’s intellectual property portfolio is the initial patents that established the Ultra-Coat platform, which were filed in 1997 and 1998. Patents in the United States have a lifetime of up to 21 years depending on the date filed. During 2007 approximately 61% of Silvue’s net sales are driven by products that are under patent protection and 25% by products under expired patents; the remaining 14% of net sales are driven by products covered by trade secrets. To protect its products, Silvue patents not only the chemical formula but also the associated application process. There can be no assurance that current or future patent protection will prevent competitors from offering competing products, that any issued patents will be upheld, or that patent protection will be granted in any or all of the countries in which applications may be made.

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

As disclosed in our prospectus filed in connection with our Initial Public Offering, in 2006 Asahi Lite Optical (“ALO”) issued a notification to all lens manufacturers that the use of a certain type of coating on certain types of lenses would infringe on a U.S. patent issued to ALO. Silvue has reviewed ALO’s patent and has determined that Silvue is not infringing on any valid property rights of ALO. Since our initial public offering, Silvue has filed a patent opposition with the European patent office and a patent re-examination request in the U.S. Patent and Trademark Office with respect to the ALO patent. Silvue does not believe that its business will be materially adversely impacted by these matters

Regulatory Environment

Silvue’s facilities and operations are subject to extensive and constantly evolving federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing air emissions, wastewater discharges and the storage and handling of chemicals and hazardous substances. Although Silvue’s management believes that Silvue is in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations, there can be no assurance that new requirements, more stringent application of existing requirements or discovery of previously unknown environmental conditions will not result in material environmental expenditures in the future.

Employees

As of December 31, 2007, Silvue employed approximately 58 persons. Of these employees, approximately 9 were in production or shipping and approximately 21 were in research and development and technical support with the remainder serving in executive, administrative office and sales capacities. None of Silvue’s employees are subject to collective bargaining agreements. We believe that Silvue’s relationship with its employees is good.

ITEM 1A —	RISK FACTORS

Risks Related to Our Business and Structure

We are a Company with limited history and may not be able to continue to successfully manage our businesses on a combined basis.

We were formed on November 18, 2005 and have conducted operations since May 16, 2006. Although our management team has, collectively, over 75 years of experience in acquiring and managing small and middle market businesses, our failure to continue to develop and maintain effective systems and procedures, including accounting and financial reporting systems, to manage our operations as a consolidated public company, may negatively impact our ability to optimize the performance of our Company, which could adversely affect our ability to pay distributions to our shareholders. In addition, in that case, our consolidated financial statements might not be indicative of our financial condition, business and results of operations.

Our consolidated financial statements will not include meaningful comparisons to prior years.

Our audited financial statements only include consolidated results of operations and cash flows for the year ended December 31, 2007 and the period from May 16, 2006 through December 31, 2006. Consequently, meaningful year-to-year comparisons are not available and will not be available, at the earliest, until the completion of fiscal 2008.

Our future success is dependent on the employees of our Manager and the management teams of our businesses, the loss of any of whom could materially adversely affect our financial condition, business and results of operations.

Our future success depends, to a significant extent, on the continued services of the employees of our Manager, most of whom have worked together for a number of years. While our Manager will have employment agreements with certain of its employees, including our Chief Financial Officer, these employment agreements may not prevent our Manager’s employees from leaving or from competing with us in the future. Our Manager does not have an employment agreement with our Chief Executive Officer.

The future success of our businesses also depends on their respective management teams because we operate our businesses on a stand-alone basis, primarily relying on existing management teams for management of their day-to-day operations. Consequently, their operational success, as well as the success of our internal growth strategy, will be dependent on the continued efforts of the management teams of the businesses. We provide such persons with equity incentives in their respective businesses and have employment agreements and/or non-competition agreements with certain persons we have identified as key to their businesses. However, these measures may not prevent the departure of these managers. The loss of services of one or more members of our management team or the management team at one of our businesses could materially adversely affect our financial condition, business and results of operations.

We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. While we have concluded that at December 31, 2007 we have no material weaknesses in our internal controls over financial reporting we cannot assure you that we will not have a material weakness in the future. A “material weakness” is a control deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to maintain a system of internal controls over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or by the NASDAQ Stock Market LLC. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected.

We face risks with respect to the evaluation and management of future platform or add-on acquisitions..

A component of our strategy is to continue to acquire additional platform subsidiaries, as well as add-on businesses for our existing businesses. Generally, because such acquisition targets are held privately, we may experience difficulty in evaluating potential target businesses as the information concerning these businesses is not publicly available. In addition, we and our subsidiary companies may have difficulty effectively managing or integrating acquisitions. We may experience greater than expected costs or difficulties relating to such acquisition, in which case, we might not achieve the anticipated returns from any particular acquisition, which may have a material adverse effect on our financial condition, business and results of operations.

We may not be able to successfully fund future acquisitions of new businesses due to the lack of availability of debt or equity financing at the Company level on acceptable terms, which could impede the implementation of our acquisition strategy and materially adversely impact our financial condition, business and results of operations.

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

We will rely entirely on receipts from our businesses to make distributions to our shareholders.

The Trust’s sole asset is its interest in the Company, which holds controlling interests in our businesses. Therefore, we are dependent upon the ability of our businesses to generate earnings and cash flow and distribute them to us in the form of interest and principal payments on indebtedness and distributions on equity to enable us, first, to satisfy our financial obligations and, second, and to make distributions to our shareholders. The ability of our businesses to make distributions to us may be subject to limitations under laws of the jurisdictions in which they are incorporated or organized. If, as a consequence of these various restrictions, we are unable to generate sufficient distributions from our businesses, we may not be able to declare, or may have to delay or cancel payment of, distributions to our shareholders.

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

At December 31, 2007, we had approximately $150 million of Term Debt outstanding and no outstanding borrowings on our Revolving Credit Facility. We expect to increase our level of debt in the future. The terms of our Revolving Credit Facility contains a number of affirmative and restrictive covenants that, among other things, require us to:

•	Maintain a minimum level of cash flow;

•	leverage new businesses we acquire to a minimum specified level at the time of acquisition;

•	keep our total debt to cash flow at or below a ratio of 3.5 to 1; and

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

Our Credit Agreement bears interest at floating rates which will generally change as interest rates change. We bear the risk that the rates we are charged by our lender will increase faster than the earnings and cash flow of our businesses, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our Revolving Credit Facility and reduce cash flow available for distribution, any of which could materially adversely affect us.

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

CGI, through a wholly owned subsidiary, owns 7,025,000 or 22.3% of our shares and may have significant influence over the election of directors in the future.

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

While the members of our management team anticipate devoting a substantial amount of their time to the affairs of the Company, only Mr. James Bottiglieri, our Chief Financial Officer, devotes 100% of his time to our affairs. Our Chief Executive Officer, directors, Manager and members of our management team may engage in other business activities. This may result in a conflict of interest in allocating their time between our operations and our management and operations of other businesses. Their other business endeavors may be related to CGI, which will continue to own several businesses that were managed by our management team prior to our initial public offering, or affiliates of CGI as well as other parties. Conflicts of interest that arise over the allocation of time may not always be resolved in our favor and may materially adversely affect our operations. See the section entitled “Certain Relationships and Related Party Transactions” for the potential conflicts of interest of which you should be aware.

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

The management fee for the year ended December 31, 2007, was $10.9 million. The management fee is calculated by reference to the Company’s adjusted net assets, which will be impacted by the acquisition or disposition of businesses, which can be significantly influenced by our Manager, as well as the performance of our businesses and other businesses we may acquire in the future. Changes in adjusted net assets and in the resulting management fee could be significant, resulting in a material adverse effect on the Company’s results of operations. In addition, if the performance of the Company declines, assuming adjusted net assets remains the same, management fees will increase as a percentage of the Company’s net income.

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

For so long as the Company or the Trust (if it is treated as a tax partnership) would not be required to register as an investment company under the Investment Company Act of 1940 and at least 90% of our gross income for each taxable year constitutes ”qualifying income” within the meaning of Section 7704(d) of the Internal Revenue Code of 1986, as amended (the ”Code”), on a continuing basis, we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. In that case our shareholders will be subject to U.S. federal income tax and, possibly, state, local and foreign income tax, on their share of the Company’s taxable income, which taxes or taxable income could exceed the cash distributions they receive from the Trust. There is, accordingly, a risk that our shareholders may not receive cash distributions equal to their portion of our taxable income or sufficient in amount even to satisfy their personal tax liability those results from that income. This may result from gains on the sale or exchange of stock or debt of subsidiaries that will be allocated to shareholders who hold (or are deemed to hold) shares on the day such gains were realized if there is no corresponding distribution of the proceeds from such sales, or where a shareholder disposes of shares after an allocation of gain but before proceeds (if any) are distributed by the Company. Shareholders may also realize income in excess of distributions due to the Company’s use of cash from operations or sales proceeds for uses other than to make distributions to shareholders, including funding acquisitions, satisfying short- and long-term working capital needs of our businesses, or satisfying known or unknown liabilities. In addition, certain financial covenants with the Company’s lenders may limit or prohibit the distribution of cash to shareholders. The Company’s board of directors is also free to change the Company’s distribution policy. The Company is under no obligation to make distributions to shareholders equal to or in excess of their portion of our taxable income or sufficient in amount even to satisfy the tax liability that results from that income.

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

Our business is subject to unplanned business interruptions which may adversely affect our performance.

Operational interruptions and unplanned events at one or more of our production facilities, such as explosions, fires, inclement weather, natural disasters, accidents, transportation interruptions and supply could cause substantial losses in our production capacity. Furthermore, because customers may be dependent on planned deliveries from us, customers that have to reschedule their own operations due to our delivery delays may be able to pursue financial claims against us, and we may incur costs to correct such problems in addition to any liability resulting from such claims. Such interruptions may also harm our reputation among actual and potential customers, potentially resulting in a loss of business. To the extent these losses are not covered by insurance, our financial position, results of operations and cash flows may be adversely affected by such events.

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

Changes in inflation could materially adversely affect the costs and availability of raw materials used in our manufacturing businesses, and changes in fuel costs likely will affect the costs of transporting materials from our suppliers and shipping goods to our customers, as well as the effective areas from which we can recruit temporary staffing personnel. For example, for Advanced Circuits, the principal raw materials consist of copper and glass and represent approximately 14.8% of total cost of goods sold in 2007. Prices for these key raw materials may fluctuate during periods of high demand. The ability by these businesses to offset the effect of increases in raw material prices by increasing their prices is uncertain. If these businesses are unable to cover price increases of these raw materials, their financial condition, business and results of operations could be materially adversely affected.

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

Some of the products our businesses produce could potentially result in product liability suits against them. Some of our companies manufacture products to customer specifications that are highly complex and critical to customer operations. Defects in products could result in customer dissatisfaction or a reduction in or cancellation of future purchases or liability claims against our companies. If these defects occur frequently, our reputation may be impaired. Defects in products could also result in financial or other damages to customers, for which our companies may be asked or required to compensate their customers. Any of these outcomes could negatively impact our financial condition, business and results of operations.

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

Our businesses collectively had, as of December 31, 2007, $471.4 million of goodwill and intangible assets or approximately 57% of our total assets. In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we are required to evaluate goodwill and other intangibles for impairment at least annually. Impairment may result from, among other things, deterioration in the performance of these businesses, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by these businesses, and a variety of other factors. Depending on future circumstances, it is possible that we may never realize the full value of these intangible assets. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Any future determination of impairment of a material portion of goodwill or other identifiable intangible assets could have a material adverse effect on these businesses’ financial condition and operating results, and could result in a default under our debt covenants.

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

Risks Related to American Furniture Manufacturing

Competition from larger furniture manufacturers may adversely affect American Furniture Manufacturing’s business and operating results.

The residential upholstered furniture industry is highly competitive. Certain of American Furniture Manufacturing’s competitors are larger, have broader product lines and offer widely-advertised, well-known, branded products. If such larger competitors introduce additional products in the promotional segment of the upholstered furniture market, the segment in which American Furniture Manufacturing primarily participates, it may negatively impact American Furniture Manufacturing’s market share and financial performance.

AFM recently experienced a fire at its primary facility which may disrupt its production capabilities and customer relationships.

AFM experienced a fire at its primary facility in Ecru, Mississippi on February 12, 2008, which caused substantial damage to finished goods inventory and production lines. The resulting disruption to the supply of AFM’s products to its customers may lead to its customers purchasing products from AFM’s competitors to meet consumer demand. If and to the extent this occurs, it may be difficult for AFM to recapture product placements lost to competitors. The Company is unable to determine the extent of any possible loss, if any, at this time.

Risks Related to Anodyne

Certain of Anodyne’s products are subject to regulation by the FDA.

Certain of Anodyne’s mattress products are Class II devices within Section 201(h) of the Federal FDCA (21 USC § 321(h) and, as such, are subject to the requirements of the FDCA and certain rules and regulations of the FDA. Prior to our acquisition of Anodyne, one of its subsidiaries received a warning letter from the FDA in connection with certain deficiencies identified during a regular FDA audit, including noncompliance with certain design control requirements, certain of the good manufacturing practice regulations defined in 21 C.F.R. 820 and certain record keeping requirements. Anodyne’s subsidiary has undertaken corrective measures to address the deficiencies and continues to fully cooperate with the FDA. Anodyne is vulnerable to actions that may be taken by the FDA which have a material adverse effect on Anodyne and/or its business. The FDA has the authority to inspect without notice, and to take any disciplinary action that it sees fit.

A change in Medicare Reimbursement Guidelines may reduce demand for Anodyne’s products.

Certain changes in Medicare Reimbursement Guidelines may reduce demand for medical support surfaces and have a material effect on Anodyne’s operating performance.

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

Customer relocation of positions filled by CBS Personnel may materially adversely affect CBS Personnel’s financial condition, business and results of operations

Many companies have built offshore operations, moved their operations to offshore sites that have lower employment costs or outsourced certain functions. If CBS Personnel’s customers relocate positions filled by CBS Personnel, this would have a material adverse effect on the financial condition, business and results of operations of CBS Personnel.

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

Risks Related to HALO

Increases in the portion of existing customers and potential customers buying directly from manufacturers could have a material adverse affect on the business of HALO.

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

HALO often relies on many of its suppliers to ship directly to its end customers (“drop-shipments”). Delays in the shipment of products or supply shortages in promotional products in high demand could affect HALO’s standing with its end customers and adversely affect HALO’s results of operations.

Risks Related to Silvue

Silvue derives a significant portion of its revenue from the eyewear industry. Any economic downturn in this market or increased regulations by the Food and Drug Administration, would materially adversely affect its operating results and financial condition.

Silvue’s customers are concentrated in the eyewear industry, so the economic factors impacting this industry also impact its operations and revenues. Silvue’s management estimates that in fiscal 2007 approximately 74% of its net sales were from the premium eyewear industry. Silvue’s management estimates that it had approximately 26% share of this market in 2007. Any downturn in this market would materially adversely affect its operating results and financial condition. Further, Silvue’s coating technology is utilized primarily on mid and high value lenses. A decline in the ophthalmic and sunglass lens industry in general, or a change in consumers’ preferences from mid and high value lenses to low value lenses within the industry, may have a material adverse effect on its financial condition, business and results of operations.

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

Risks Related to Fox

Growth in popularity of alternative recreational activities may reduce demand for mountain bikes and off road products which would reduce demand for Fox’s products

Mountain biking and other off-road sports compete against numerous recreational activities for share of time and spend of enthusiasts. Any growth in popularity of other outdoor activities at the expense of mountain biking and off-road sports could lead to a decrease in demand for the company’s product’s and could materially adversely affect Fox’s financial condition, business and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

NONE

ITEM 2. —	PROPERTIES

Advanced Circuits

Advanced Circuits operations are located in a 61,058 square foot building in Aurora, Colorado. This facility is leased and comprises both the factory and office space. The lease term is for 15 years with a renewal option for an additional 10 years.

Aeroglide

Aeroglide owns an 110,000 square foot facility in Cary, North Carolina, which houses its manufacturing operations and headquarters. It also leases an approximate 8,000 square foot facility in Cary, North Carolina that is used as a testing and lab facility. Aeroglide also leases the following five facilities:

•	13,500 square foot storage facility in Raleigh, N.C.;

•	2,650 square foot sales facility in Trevose, Pennsylvania;

•	950 square foot sales/service facility in Stamford, England;

•	1,383 square foot sales facility in Kuala Lumper, Malaysia; and

•	1,400 square foot sales/service facility in Shanghai, China

American Furniture

American Furniture operates primarily from a manufacturing and warehousing facility located in Ecru, MS, and the main part of which was constructed in 1998. This 1.2 million square foot facility includes 350,000 square feet of manufacturing space, 750,000 square feet of warehouse space and 82 shipping docks. The facility operates at an average of 73% of total capacity. AFM can add additional manufacturing lines within its existing footprint to accommodate demand during peak times. In addition to AFM’s primary manufacturing facility, AFM leases warehouse and small manufacturing space within the vicinity of its primary Ecru facility. AFM also leases showroom space in High Point, North Carolina and Tupelo Mississippi, allowing it to showcase its products to buyers and during trade shows held in the area.

On February, 12, 2008, American Furniture’s 1.2 million square foot corporate office and manufacturing facility in Ecru, MS was partially destroyed in a fire. Approximately 750 thousand square feet of the facility was impacted by the fire. The executive offices were fundamentally unaffected. The recliner and motion plant, although largely unaffected, suffered some smoke damage but resumed operations on February 21, 2008. There were no injuries related to the fire.

Temporarily, the Company has moved its stationary production lines into other facilities. In addition to its 45 thousand square foot ’flex’ facility, management has secured 166 thousand square feet of additional manufacturing and warehouse space in the surrounding Pontotoc area. The production lines at the ’flex’ facility were operating on February 18, 2008 and the other temporary production lines were operating on February 26, 2008. These temporary stationary production lines are fully operational and provide the company with approximately 90% of the pre-fire stationary production capabilities. Orders for stationary products are being addressed by these temporary facilities, whereas the orders for motion and recliner products are being addressed by the production facilities that were largely unaffected by the fire at the Ecru facility. Management continues to seek additional temporary manufacturing and warehouse space, and believes that it will be able to secure additional facilities and bring production back to the pre-fire levels within 90 days.

Anodyne

Anodyne leases a 32,000 square foot facility in Coral Springs, Florida, which houses its manufacturing and distribution operations for the east coast. It also leases an 80,000 square foot facility in Corona, California, which houses the manufacturing and distribution facilities for the west coast. Anodyne also leases a 7,500 square foot facility in Okalahoma City, Okalahoma, which houses its’ PrimaTech Medical Systems subsidiary.

CBS Personnel

CBS Personnel’s principal executive offices are located in Cincinnati, Ohio where it leases office space. CBS Personnel provides staffing services through 435 branch offices located in 35 states which includes branch offices and locations for its recent Staffmark acquisition. Lease terms for the branch offices typically run from 3 to 5 years.

HALO

HALO distributes its products through a leased 40,000 square foot office facility and a 20,000 square foot fulfillment warehouse, both of which are located in Sterling, IL. Due to its high percentage of drop shipments, HALO is able to operate from a much smaller warehouse than a similar size company with a traditional inventory-based business model. The office facility has a 20-year lease, expiring in 2018 with two five-year renewal options; the warehouse has a 10-year lease, expiring in 2012 with one five-year renewal option. The facilities are located adjacent to vacant space that could provide an additional 54,000 square feet if required. HALO also maintains a small IT department in Oak Brook, IL and an office for its CEO in Chicago

The following table shows the number of offices located in each state and the function of each office as of December 31, 2007.

State	Function	Offices	Square Feet

California	Sales	4	13,825
Illinois	Administration	2	40,000
	Information Technology	1	4,766
	Warehousing	1	20,000
Louisiana	Sales	1	1,919
Ohio	Administration	2	3,796
Tennessee	Sales	1	8,804
Texas	Sales	2	20,292

Silvue

Silvue leases three facilities as follows:

•	13,000 square foot facility in Anaheim, California, which houses its executive offices and research and development laboratories. This facility will be replaced on or about March 31, 2008 with a new 23,210 square foot facility being leased in Irvine, California.

•	8,000 square foot facility in Cardiff, Wales, which houses its distribution operations in Europe.

•	12,000 square foot facility in Chiba, Japan, which houses administrative offices, manufacturing operations and research and development laboratories. Our corporate offices are located in Westport, Connecticut, where we lease approximately 1,500 square feet from our Manager.

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

Market Information

Our Trust stock trades on the Nasdaq Global Select Market under the symbol “CODI.” The following table sets forth the high and low closing price per share as reported by the Nasdaq Global Select during the periods indicated from May 16, 2006 (the first day of trading in our Trust stock) through December 31, 2007 (the ending market date of this report). The highest and lowest closing prices per share of Trust stock were $18.32 and $13.45, respectively for the periods presented below:

Quarter Ended	High	Low

June 30, 2006	$15.10	$14.27
September 30, 2006	$15.36	$13.45
December 31, 2006	$17.67	$15.70
March 31, 2007	$18.32	$16.75
June 30, 2007	$18.17	$15.58
September 30, 2007	$18.23	$13.59
December 31, 2007	$17.28	$14.29

COMPARATIVE PERFORMANCE OF SHARES OF TRUST STOCK

The performance graph shown below compares the change in cumulative total shareholder return on shares of trust stock with the NASDAQ Stock Market Index (US) and the NASDAQ Other Finance Index (US) from May 16, 2006, when we completed our initial public offering, through the quarter ended December 31, 2007. The graph sets the beginning value of shares of trust stock and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of shares of trust stock.

	June 30,	September 30,	December 31,
Data	2006	2006	2006
Compass Diversified Trust	$94.88	$102.61	$116.66
NASDAQ Stock Market Index	$97.44	$101.31	$108.35
NASDAQ Other Finance Index	$94.03	$104.02	$107.59

	March 31,	June 30,	September 30,	December 31,
Data	2007	2007	2007	2007
Compass Diversified Trust	$116.13	$125.17	$115.39	$109.84
NASDAQ Stock Market Index	$108.64	$116.78	$121.19	$118.98
NASDAQ Other Finance Index	$104.00	$112.86	$107.18	$108.11

Shareholders

As of February 28, 2008 we had 31,525,000 shares of Trust Stock outstanding that were held by six holders of record; however, we believe the number of beneficial owners of our shares is over 7,000.

Dividends

For the years 2006 and 2007 we have declared and paid quarterly cash distributions to holders of record as follows:

Quarter Ended	Declaration Date	Payment Date	Distribution per Share

June 30, 2006	June 27, 2006	July 18, 2006	$0.1327
September 30, 2006	September 27, 2006	October 19, 2006	$0.2625
December 31, 2006	January 5, 2007	January 24, 2007	$0.300
March 31, 2007	April 5, 2007	April 24, 2007	$0.300
June 30, 2007	July 10, 2007	July 27, 2007	$0.300
September 30, 2007	October 9, 2007	October 26,2007	$0.325
December 31, 2007	January 11, 2008	January 30, 2008	$0.325

We intend to continue to declare and pay regular quarterly cash distributions on all outstanding shares through fiscal 2008 and beyond. Our distribution policy is based on the predictable and stable cash flows of our businesses and our intention to make distributions to our shareholders while reinvesting a portion of our operating cash flows in our businesses or in the acquisition of new businesses. If our strategy is successful, we expect to maintain and increase the level of our distributions to shareholders in the future.

The declaration and payment of any future distribution is subject to the approval of the Company’s board of directors, which includes a majority of independent directors. The Company’s board of directors takes into account such matters as general business conditions, our financial condition, results of operations, capital requirements and any contractual, legal and regulatory restrictions on the payment of distributions by us to our shareholders or by our subsidiaries to us, and any other factors that the board of directors deems relevant. However, even in the event that the Company’s board of directors were to decide to declare and pay distributions, our ability to pay such distributions will be adversely impacted due to unknown liabilities, government regulations, financial covenants of the Revolving Credit Facility of the Company, funds needed for acquisitions and to satisfy short- and long-term working capital needs of our businesses, or if our businesses do not generate sufficient earnings and cash flow to support the payment of such distributions. In particular, we may incur additional debt in the future to acquire new businesses, which debt will have substantial debt commitments, which must be satisfied before we can make distributions. These factors could affect our ability to continue to make distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources” in Part II, Item 7.

ITEM 6. —	SELECTED FINANCIAL DATA

The following table sets forth selected historical and other data of the Company and should be read in conjunction with the more detailed consolidated financial statements included elsewhere in this report.

Selected financial data below includes the results at operations, cash flow and balance sheet data of the Company for the years ended December 31, 2007, 2006 and 2005. We were incorporated on November 18, 2005 (“inception”). Financial data included for the year ended December 31, 2005, therefore only includes the minimal activity experienced from inception to December 31, 2005.

We completed our IPO on May 16, 2006 and used the proceeds of the IPO, separate private placement transactions that closed in conjunction with our IPO and from our third party credit facility to purchase controlling interests in four of our initial operating subsidiaries. On August 1, 2006, we purchased a controlling interest in an additional operating subsidiary, Anodyne. On January 5, 2007, we sold our interest in Crosman, one of the operating subsidiaries acquired on May 16, 2006. The operating results for Crosman are reflected as discontinued operations in 2006 and as such are not included in the data below. On February 28, 2007 we purchased a controlling interest in Aeroglide and HALO and on August 31, 2007 we purchased a controlling interest in American Furniture. Financial data included below therefore only includes activity in our operating subsidiaries from their respective dates of acquisition.

	Years Ended December 31,
	2007	2006	2005

Statements of Operations Data:
Net sales	$917,903	$410,873	$—
Cost of sales	673,710	311,641	—

Gross profit	244,193	99,232	—
Operating expenses:
Staffing	56,207	34,345	—
Selling, general and administrative	116,347	36,732	1
Management fee	10,888	4,376	—
Supplemental put expense	7,400	22,456	—
Research and development expense	1,455	1,806	—
Amortization expense	18,921	6,774	—

Operating income (loss)	$32,975	$(7,257)	$(1)

Income (loss) from continuing operations	$4,534	$(27,636)	$(1)

Net income (loss)(1),(2)	$40,368	$(19,249)	$(1)

Cash Flow Data:
Cash provided by operating activities	$41,772	$20,563	—
Cash (used in) investing activities	(114.158)	(362,286)	—
Cash provided by financing activities	184,882	351,073	100

Net increase in cash	$112,496	$9,350	$100

Per Share Data:
Basic and fully diluted income (loss) from continuing operations per share	$0.16	$(2.18)	—

Basic and fully diluted net income (loss) per share	$1.46	$(1.52)	—

(1)	Includes a gain on the sale of Crosman in 2007 of $35.8 million.

(2)	Includes a charge to net income of $10. 0 million for distributions made at the subsidiary (ACI) level in excess of cumulative earnings in 2007.

	At December 31,
	2007	2006	2005

Balance Sheet Data:
Total current assets	$299,241	$140,356	$3,408
Total assets	828,002	525,597	3,408
Current liabilities	106,613	162,872	3,309
Long-term debt	148,000	—	—
Total liabilities	367,426	242,755	3,309
Minority interests	27,726	27,131	100
Shareholders’ equity (deficit)	432,850	255,711	(1)

ITEM 7. —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Compass Diversified Holdings, a Delaware statutory trust, was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company, was also formed on November 18, 2005. In accordance with the Trust Agreement, dated as of April 25, 2006 (the “Trust Agreement”), the Trust is sole owner of 100% of the Trust Interests (as defined in the LLC Agreement) of the Company and, pursuant to the LLC Agreement, the Company has outstanding, the identical number of Trust Interests as the number of outstanding shares of the Trust. The Manager is the sole owner of the Allocation Interests of the Company. The Company is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.

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

In pursuing new acquisitions, we seek businesses with the following characteristics:

•	North American base of operations;

•	stable and growing earnings and cash flow;

•	maintains a significant market share in defensible industry niche (i.e., has a “reason to exist”);

•	solid and proven management team with meaningful incentives;

•	low technological and/or product obsolescence risk; and

•	a diversified customer and supplier base.

Our management team’s strategy for our subsidiaries involves:

•	utilizing structured incentive compensation programs tailored to each business to attract, recruit and retain talented managers to operate our businesses;

•	regularly monitoring financial and operational performance, instilling consistent financial discipline, and supporting management in the development and implementation of information systems to effectively achieve these goals;

•	assisting management in their analysis and pursuit of prudent organic cash flow growth strategies (both revenue and cost related);

•	identifying and working with management to execute attractive external growth and acquisition opportunities; and

•	forming strong subsidiary level boards of directors to supplement management in their development and implementation of strategic goals and objectives.

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

Subsequent to the IPO the Company’s board of directors engaged the Manager to externally manage the day-to-day operations and affairs of the Company, oversee the management and operations of the businesses and to perform those services customarily performed by executive officers of a public Company.

From May 16, 2006 through December 31, 2007, we purchased eight businesses (each of our businesses is a treated as separate operating segment) and disposed of one, as follows:

•	On May 16, 2006, we made loans to and purchased a controlling interest in CBS Personnel for approximately $128 million, representing at the time of purchase approximately 97.3% of the common stock on a primary basis and 94.4% on a fully diluted basis.

•	On May 16, 2006, we made loans to and purchased a controlling interest in Crosman for approximately $73 million representing approximately 75.4%.on both a primary and fully diluted basis.

•	On May 16, 2006, we made loans to and purchased a controlling interest in Advanced Circuits for approximately $81 million, representing approximately 70.2% of the outstanding stock on both a primary and fully diluted basis .

•	On May 16, 2006, we made loans to and purchased a controlling interest in Silvue for approximately $36 million, representing approximately 72.3% of the outstanding stock on both a primary and fully diluted basis.

•	On August 1, 2006, we made loans to and purchased a controlling interest in Anodyne for approximately $31 million, representing at the time of purchase approximately 47.3% of the outstanding stock on a primary basis which represented approximately 69.8% of the voting power of Anodyne.

•	On February 28, 2007, we made loans to and purchased a controlling interest in Aeroglide for approximately $58 million, representing approximately 88.9% of the outstanding stock on a primary basis and approximately 73.9% on a fully diluted basis.

•	On February 28, 2007, we made loans to and purchased a controlling interest in HALO was purchased for approximately $62 million, representing approximately 73.6% of the outstanding stock on both a primary and fully diluted basis.

•	On August 28, 2007, we made loans to and purchased a controlling interest in American Furniture for approximately $97 million, representing approximately 93.9% of the outstanding stock on a primary basis and 84.5% on a fully diluted basis.

•	On January 5, 2007, we sold all of our interest in Crosman, for approximately $143 million

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

2007 follow-on offering

On May 8, 2007, we successfully completed a secondary public offering of 9,200,000 trust shares (including the underwriter’s over-allotment of 1,200,000 shares) at an offering price of $16.00 per share. Simultaneous with the sale of the trust shares to the public, CGI purchased, through a wholly-owned subsidiary, 1,875,000 trust shares at $16.00 per share in a separate private placement. The net proceeds of the secondary offering to the Company, after deducting underwriter’s discount and offering costs totaled approximately $168.7 million. We used a portion of the net proceeds to repay the outstanding balance on our Revolving Credit Facility.

Debt Refinancing

In December 2007, we successfully expanded our existing Credit Agreement, among a group of lenders led by Madison. The amended Credit Agreement provides for a $325 million Revolving Credit Facility, as well as a new $150 million Term Loan Facility. The Credit Agreement includes a provision that allows us to increase the Revolving Credit Facility by up to $25 million and the Term Loan Facility by up to $150 million, subject to certain restrictions, over the next two years. The Revolving Credit Facility matures on December 7, 2012. The Term Loan matures on December 7, 2013.

Recent Developments

Acquisition of Fox Factory

On January 4, 2008, we purchased a controlling interest in Fox, headquartered in Watsonville, California. Fox is a designer, manufacturer and marketer of high end suspension products for mountain bikes, all-terrain vehicles, snowmobiles and other off-road vehicles. Fox both acts as a tier one supplier to leading action sport original equipment manufacturers and provides after-market products to retailers and distributors. We made loans to and purchased a controlling interest in Fox for approximately $80.9 million, representing approximately 76.0% of the outstanding equity

Acquisition of Staffmark

On January 21, 2008, CBS Personnel purchased all of the outstanding equity interests of Staffmark. Staffmark is a leading provider of commercial staffing services in the United States. Staffmark provides staffing services in 30 states through over 200 branches and on-site locations. The majority of Staffmark’s revenues are derived from light industrial staffing, with the balance of revenues derived from administrative and transportation staffing, permanent placement services and managed solutions. Similar to CBS Personnel, Staffmark is one of the largest privately held staffing companies in the United States.

CBS Personnel repaid approximately $80 million of Staffmark debt and issued CBS personnel common stock valued at $47.9 million, representing approximately 28% of CBS Personnel’s outstanding common stock, on a fully diluted basis.

American Furniture Fire

On February, 12, 2008, American Furniture’s 1.2 million square foot corporate office and manufacturing facility in Ecru, MS was partially destroyed in a fire. Approximately 750 thousand square feet of the facility was impacted by the fire. The executive offices were fundamentally unaffected. The recliner and motion plant, although largely unaffected, suffered some smoke damage but resumed operations on February 21, 2008. There were no injuries related to the fire.

Temporarily, the Company has moved its stationary production lines into other facilities. In addition to its 45 thousand square foot ’flex’ facility, management has secured 166 thousand square feet of additional manufacturing and warehouse space in the surrounding Pontotoc area. The production lines at the ’flex’ facility were operating on February 18, 2008 and the other temporary production lines were operating on February 26, 2008. These temporary stationary production lines are fully operational and provide the company with approximately 90% of the pre-fire stationary production capabilities. Orders for stationary products are being addressed by these temporary facilities, whereas the orders for motion and recliner products are being addressed by the production facilities that were largely unaffected by the fire at the Ecru facility. Management continues to seek additional temporary manufacturing and warehouse space, and believes that it will be able to secure additional facilities and bring production back to the pre-fire levels within 90 days.

We are committed to exhaust all resources available to fast track setting up temporary operations in order to minimize the impact on our employees and curtail delivery delays for our customers.

American Furniture is currently evaluating its business interruption and property insurance coverage as it pertains to this fire. Based upon the information available to date, we believe that American Furniture, after meeting certain minimal deductibles, will be fully insured for this loss. The insurance will cover losses as the result of property damage and from lost operating profits.

Areas for focus in 2008

The areas of focus for 2008, which are generally applicable to each of our businesses, include:

•	Achieving productivity savings and price increases to offset inflation.;

•	Achieving sales growth, technological excellence and manufacturing capability through global expansion, especially focused on emerging regions in China;

•	Continuing to grow through disciplined acquisition and rigorous integration processes;

•	Proactively managing raw material cost increases; and

•	Driving free cash flow through increased net income and effective working capital management enabling continued investment in our businesses, strategic acquisitions, and enabling us to return value to our shareholders;

Results of Operations

We were formed on November 18, 2005 and acquired our existing businesses (segments) as follows:

May 16, 2006	August 1, 2006	February 28, 2007	August 31, 2007

Advanced Circuits	Anodyne	Aeroglide	American Furniture
CBS Personnel		HALO
Silvue

Fiscal 2007 represents the only full year of operations included in our consolidated results of operations for four of our businesses. The remaining three businesses were acquired in fiscal 2007. As a result, we cannot provide a meaningful comparison of our consolidated results of operations for the year ended December 31, 2007 with any prior year. In the following results of operations, we provide (i) our consolidated results of operations for the years ended December 31, 2007, 2006 and 2005, which includes the results of operations of our businesses (segments) from the date of acquisition, (ii) comparative and unconsolidated results of operations for each of our businesses, on a stand-alone basis, for each of the years ended December 31, 2007 and 2006.

Consolidated Results of Operations — Compass Diversified Holdings

	Years Ended December 31,
	2007	2006	2005

Net sales	$917,903	$410,873	$—
Cost of sales	673,710	311,641	—

Gross profit	244,193	99,232	—
Selling, general and administrative expense	172,554	71,077	1
Fees to manager	10,888	4,376	—
Supplemental put cost	7,400	22,456	—
Amortization of intangibles	18,921	6,774	—
Research and development expense	1,455	1,806	—

Operating income (loss)	$32,975	$(7,257)	$(1)

We do not generate any revenues apart from those generated by the businesses we own. We may generate interest income on the investment of available funds, but expect such earnings to be minimal. Our investment in our businesses is typically in the form of loans from the Company to such businesses, as well as equity interests in those companies. Cash flows coming to the Trust and the Company is the result of interest payments on those loans, amortization of those loans and, in the future, potentially, dividends on our equity ownership. However, on a consolidated basis these items will be eliminated.

Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annualized) of our adjusted net assets, which is defined in the Management Services Agreement (see Related Party Transactions). We accrue for the management fee on a quarterly basis. For the year ended December 31, 2007 and 2006 we incurred approximately $10.9 and $4.4 million, respectively, in expense for these fees.

In addition, concurrent with the 2006 IPO, we entered into a Supplemental Put Agreement with our Manager pursuant to which our Manager has the right to cause us to purchase the allocation interests then owned by them upon termination of the Management Services Agreement. The Company accrued approximately $7.4 million and $22.5 million in non-cash expense during the years ended December 31, 2007 and 2006, respectively in connection with this agreement. This expense represents that portion of the estimated increase in the value of our original businesses over our basis in those businesses that our Manager is entitled to if the Management Services Agreement were terminated or those businesses were sold (see — Related Party Transactions).

Results of Operations — Our Businesses

As previously discussed, we acquired our businesses on various acquisition dates beginning May 16, 2006 (see table above). As a result, our consolidated operating results only include the results of operations since the acquisition date associated with the business. The following discussion reflects a comparison of the historical results of operations for each of our businesses for the entire twelve-month period ending December 31, 2007 and 2006, irrespective of the acquisition date, which we believe is a more meaningful comparison in explaining the historical financial performance of the business. These results of operations do not reflect direct one-time seller costs incurred by the subsidiary resulting from our purchase of the 2006 and 2007 acquisitions. The following results of operations are not necessarily indicative of the results to be expected for the full year going forward.

Advanced Circuits

Overview

Advanced Circuits is a provider of prototype, quick-turn and volume production PCBs to customers throughout the United States. Collectively, prototype and quick-turn PCBs represent approximately 66.0% of Advanced Circuits’ gross revenues. Prototype and quick-turn PCBs typically command higher margins than volume production given that customers require high levels of responsiveness, technical support and timely delivery with respect to prototype and quick-turn PCBs and are willing to pay a premium for them. Advanced Circuits is able to meet its customers’ demands by manufacturing custom PCBs in as little as 24 hours, while maintaining over 98.0% error-free production rate and real-time customer service and product tracking 24 hours per day.

While global demand for PCBs has remained strong in recent years, industry wide domestic production has declined over 50% since 2000. In contrast, Advanced Circuits’ revenues have increased steadily as its customers’ prototype and quick- turn PCB requirements, such as small quantity orders and rapid turnaround, are less able to be met by low cost volume manufacturers in Asia and elsewhere. Advanced Circuits’ management anticipates that demand for its prototype and quick-turn printed circuit boards will remain strong.

Over the past three years, Advanced Circuits has continued to improve its internal production efficiencies and enhance its service capabilities, resulting in increased profit margins. Additionally, Advanced Circuits has benefited from increased production capacity as a result of a facility expansion that was completed in 2003.

Advanced Circuits does not depend or expect to depend upon any customer or group of customers, with no single customer accounting for more than 2% of its net sales. In 2007, Advanced Circuits receives orders from over 9,000 customers and adds approximately 200 new customers per month.

In September 2005, a subsidiary of CGI acquired Advanced Circuits, Inc. along with R.J.C.S. LLC, an entity previously established solely to hold Advanced Circuits’ real estate and equipment assets. Immediately following the acquisitions, R.J.C.S. LLC was merged into Advanced Circuits, Inc.

Results of Operations

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

The table below summarizes the combined statement of operations for Advanced Circuits for the fiscal years ending December 31, 2007 and December 31, 2006.

	Fiscal Year Ended December 31,
	2007	2006
	($ in thousands)

Net sales	$52,292	$48,139
Cost of sales	23,139	20,098

Gross profit	29,153	28,041
Selling, general and administrative expenses	8,914	12,855
Fees to manager	500	500
Amortization of Intangibles	2,661	2,731

Income from operations	$17,078	$11,955

Net sales

Net sales for the year ended December, 31 2007 was approximately $52.3 million compared to approximately $48.1 million for the year ended December 31, 2006, an increase of approximately $4.2 million or 8.6%. The increase in net sales was largely due to increased sales in quick-turn and prototype production PCBs, which increased by approximately $2.2 million and $0.9 million, respectively. These sales increases were offset in part by an increase in promotional discounts of approximately $0.8 million. Quick-turn production PCBs represented approximately 33.0% of gross sales for the year ended December 31, 2007 as compared to approximately 32.1% for the fiscal year ended December 31, 2006. Prototype production represented approximately 32.2% of sales for the year ended December 31, 2006 compared to approximately 33.4% for the same period in 2006. Long-lead production sales as a percentage of sales increased to approximately 22.3% of sales for the fiscal year 2007 compared to approximately 20.4% for the fiscal 2006.

Cost of sales

Cost of sales for the fiscal year ended December 31, 2007 was approximately $23.1 million compared to approximately $20.1 million for the year ended December 31, 2006, an increase of approximately $3.0 million or 16.1%. The increase in cost of sales was largely due to the increase in production. Gross profit as a percent of net sales decreased by approximately 2.8% to approximately 55.4% for the year ended December 31, 2007 compared to approximately 58.2% for the year ended December 31, 2006 largely as a result of significant increases in raw material costs, particularly the commodity items such as glass, copper and gold, as well as temporary inefficiencies caused as a result of capacity expansion at Advanced Circuits Aurora, CO facility.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2007 were approximately $8.7 million compared to approximately $12.9 million for the year ended December 31, 2006, a decrease of approximately $3.9 million. Approximately $3.5 million of the decrease was due to loan forgiveness arrangements provided to Advanced Circuits’ management associated with CGI’s acquisition of Advanced Circuits. In 2006 Advanced Circuits accrued $3.8 million in non-cash charges associated with this arrangement compared to $0.3 million in 2007. In addition, cost savings totaling approximately $0.4 million were realized in fiscal 2007 due to decreases in employee incentive programs.

Amortization of intangibles

Amortization of intangibles was approximately $2.7 million in each of the years ended December 31, 2007 and 2006.

Income from operations

Income from operations was approximately $17.1 million for the year ended December 31, 2007 compared to approximately $12.6 million for the year ended December 31, 2006, an increase of approximately $4.5 million or 35.7%. The increase in income from operations was principally due to the significant reduction in non-cash costs associated with loan forgiveness compensation arrangements of approximately $3.5 million and other factors, described above.

Aeroglide

Overview

Aeroglide is a designer and manufacturer of industrial drying and cooling equipment. Aeroglide’s machinery is used in the production of a variety of human foods, agriculture and pet feeds, and industrial products. Management estimates Aeroglide’s current worldwide installed based is approximately 3,000 units. Aeroglide produces specialized thermal processing equipment designed to remove moisture and heat, as well as roast, toast, and bake a variety of processed products. These lines include conveyor driers and coolers, impingement driers, drum driers, rotary driers, toasters, spin cookers and coolers, truck and tray driers, and related auxiliary equipment. Aeroglide is an original equipment manufacturer fabricating its equipment in carbon or stainless steel and providing training, aftermarket components, and field service.

Aeroglide serves a diverse range of markets, including ready-to-eat breakfast cereals, snack foods, dried fruits and vegetables, pet foods, agriculture feeds, specialty chemicals, synthetic rubber, super-absorbent polymers (“SAP”), and charcoal briquettes. The primary market (conveyor driers and coolers) currently addressed by Aeroglide is over $300 million worldwide, and Aeroglide commands an estimated 15% to 20% global share. Aeroglide utilizes an extensive engineering department to custom engineer each machine for a particular application.

In addition to its headquarters in Cary, North Carolina, Aeroglide maintains sales and service offices in Trevose, PA, the U.K., Malaysia and China.

Results of Operations

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

The table below summarizes the combined statement of operations for Aeroglide for the fiscal years ending December 31, 2007 and December 31, 2006.

	Fiscal Year Ended
	December 31,
	2007	2006
	($ in thousands)

Net sales	$63,966	$48,086
Cost of sales	38,997	27,699

Gross profit	24,969	20,387
Selling, general and administrative expenses	16,023	14,335
Fees to manager	418	—
Amortization of Intangibles	4,801	—

Income from operations	$3,727	$6,052

Net sales

Net sales for the year ended December 31, 2007 were approximately $64.0 million compared to $48.1 million for the year ended December 31, 2006, an increase of $15.9 million or 33.0%. Machinery sales totaled approximately $49.8 million for the year ended December 31, 2007 compared to approximately $35.0 million in the corresponding period in 2006, an increase of $14.8 million. In addition, sales associated with parts and service increased approximately $1.1 million. The increase in machinery sales was due to strong demand for equipment in the food market, particularly in North America and Europe. Aeroglide’s sales backlog was approximately $26.4 million at December 31, 2007 and $26.2 million at December 31, 2006.

Cost of sales

Cost of sales increased approximately $11.3 million in the year ended December 31, 2007 compared to the same period of 2006 and is due principally to the corresponding increase in sales. Gross profit as a percent of sales was 39.0% in 2007 compared to 42.4% in the corresponding period in 2006. The decrease of 3.4% is attributable to a mix of lower margin machinery jobs that flowed through the period compared to machinery jobs in 2006 in addition to a greater percentage of total machinery sales in 2007, which carry a lower margin than parts and service.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2007 increased approximately $1.7 million compared to the corresponding period in 2006. This increase is largely the result of an increase in sales staff and associated costs necessary to support the significant increase in machinery sales.

Amortization expense

Amortization expense increased approximately $4.8 million for the year ended December 31, 2007 compared to the corresponding period in 2006. This increase is entirely due to the amortization expense of intangible assets recognized in connection with Aeroglide’s recapitalization in connection with our purchase of a controlling interest in Aeroglide on February 28, 2007. The majority of the amortization expense is the result of amortizing approximately $3.4 million of an intangible asset recognized in connection with our purchase in February, reflecting Aeroglide’s sales backlog at that time.

Income from operations

Income from operations decreased approximately $2.3 million, to income of $3.7 million for the year ended December 31, 2007 compared $6.1 million for the year ended December 31, 2006 due principally to the significant increase in amortization costs offset in part by a combination of other factors described above.

American Furniture

Overview

Founded in 1998 and headquartered in Ecru, Mississippi, American Furniture is a leading U.S. manufacturer of upholstered furniture, focused exclusively on the promotional segment of the furniture industry. American Furniture offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $999. American Furniture is a low-cost manufacturer and is able to ship any product in its line within 48 hours of receiving an order

American Furniture’s products are adapted from established designs in the following categories: (i) motion and recliner; (ii) stationary; (iii) occasional chair and (iv) accent table. American Furniture’s products are manufactured from common components and offer proven select fabric options, providing manufacturing efficiency and resulting in limited design risk or inventory obsolescence.

Results of Operations

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

The table below summarizes the combined statement of operations for American Furniture for the fiscal years ending December 31, 2007 and December 31, 2006.

	Fiscal Year Ended
	December 31,
	2007	2006
	($ in thousands)

Net sales	$156,635	$165,364
Cost of sales	120,777	130,545

Gross profit	35,858	34,819
Selling, general and administrative expenses	20,739	20,383
Fees to manager	542	500
Amortization of Intangibles	3,650	4,001

Income from operations	$10,927	$9,935

Net sales

Net sales for the year ended December 31, 2007 were $156.6 million compared to $165.4 million for the same period in 2006, a decrease of $8.7 million or 5.3%. Stationary sales decreased approximately $2.2 million for the twelve month period over prior year while Motion and Recliner sales decreased approximately $4.1 million. Table and Occasional sales increased $1.3 million for the year ended December 31, 2007 compared to 2006. The raw material surcharge that was eliminated late in 2006 is largely responsible for the remaining decrease in net sales in 2007 compared to 2006

Cost of sales

Cost of sales decreased approximately $9.8 million for the year ended December 31, 2007 compared to the same period of 2006 and is due to the corresponding decrease in sales Raw material savings on suede product imported from China and improvement in labor efficiencies which contributed to eliminating excess overtime. Gross profit as a percent of sales was 22.9% for the year ended December 31, 2007 compared to 21.1% in the corresponding period in 2006. This increase in margin is attributable to the raw material savings and improvement in labor efficiencies.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2007 increased approximately $0.4 million over the corresponding period in 2006. This increase is due to increases in rent and health insurance expense, in 2007 totaling approximately $1.6 million, offset in part by reduced: (i) direct selling costs (commissions, etc), and, (ii) headcount costs (workers’ compensation, payroll taxes, fringes, etc) associated with decrease in net sales and production.

Amortization expense

Amortization expense decreased approximately $0.4 million in for the year ended December 31, 2007 over the corresponding period in 2006 due principally to the amortization expense related to financing costs incurred in 2006 associated with the sale leaseback of a building.

Income from operations

Income from operations increased approximately $1.0 million for the year ended December 31, 2007 over the corresponding period in 2006 primarily due to the increase in gross profit margins and other factors as described above.

Anodyne

Overview

Anodyne, a specialty manufacturer and distributor of medical devices, specifically medical support surfaces, was formed in February 2006 to purchase the assets and operations of AMF and SenTech on February 15, 2006. Both AMF and SenTech manufacture and distribute medical support surfaces. On October 5, 2006, Anodyne purchased a third manufacturer and distributor of patient positioning devices, Anatomic Concepts. Anatomic Concepts’ operations were merged into the AMF operations. On June 27, 2007 Anodyne purchased PrimaTech Medical Systems (“Primatech”), a distributor of medical support surfaces focusing on the lower price point long-term and home, care markets . The purchase price was $5.1 million and consisted of a combination of cash and Anodyne stock. Management anticipates that Primatech will contribute revenues in excess of $3.0 million on an annualized basis.

The medical support surfaces industry is fragmented. We believe the market is comprised of many small participants who design and manufacture products for preventing and treating decubitus ulcers. Decubitus ulcers, or pressure ulcers, are formed on immobile medical patients through continued pressure on one area of skin. In these cases, the person lying in the same position for an extended period of time puts pressure on a small portion of the body surface. Contributing factors to the development of pressure ulcers are sheer, or pull on the skin due to the underlying fabric, and moisture, which increases propensity to breakdown.

Anodyne’s strategy for approaching this market includes offering its customers consistently high quality, FDA compliant products on a national basis leveraging its scale to provide industry leading research and development while pursuing cost savings through purchasing scale and operational efficiencies. Anodyne began operations on February 15, 2006 and as such, the following comparative results of operation reflect only ten and one-half months of operations in fiscal 2006.. We purchased Anodyne from CGI on July 31, 2006.

Results of Operations

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

The table below summarizes the combined statement of operations for Anodyne for the fiscal years ending December 31, 2007 and December 31, 2006.

	Fiscal Year Ended
	December 31,
	2007	2006
	($ in thousands)

Net sales	$44,189	$23,367
Cost of sales	33,073	17,505

Gross profit	11,116	5,862
Selling, general and administrative expenses	6,502	4,596
Fees to manager	350	305
Amortization of Intangibles	1,328	709

Income from operations	$2,936	$252

Net sales

Net sales for the year ended December 31, 2007 were $44.2 million compared to $23.4 million for the same period in 2006, an increase of $20.8 million or 89.1%. Sales associated with Anatomic, which was purchased in October 2006, accounted for $9.1 million of this increase and sales associated with Primatech, purchased in June 2007 accounted for approximately $2.6 million of this increase. Sales reflecting new product introductions to new customers and year over year growth to existing customers totaled approximately $5.9 million. The remaining increase in net sales is a function of twelve months activity in 2007 vs. ten and one-half months in 2006

Cost of sales

Cost of sales increased approximately $15.6 for the year ended December 31, 2007 compared to the same period in 2006 and is principally due to the corresponding increase in sales and manufacturing infrastructure costs. Gross profit as a percent of sales remained constant at approximately 25.2% for the year ended December 31, 2007 compared to 25.1% in 2006.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31 2007 increased $1.9 million compared to the same period in 2006. This increase is largely the result of increases in administrative staff and associated costs necessary to support the increase in sales and new product development.

Amortization expense

Amortization expense increased approximately $0.6 million in the year ended December 31, 2007 compared to the corresponding period in 2006, due principally to the full year impact of amortization in fiscal 2007, and the effect of amortization expense resulting from the acquisition of Anatomic in October 2006 and Prima Tech in June 2007.

Income from operations

Income from operations increased approximately $2.7 million to $2.9 million for the year ended December 31, 2007 compared to the same period in 2006, principally as a result of the significant increase in net sales offset in part by higher infrastructure costs necessary to support the increase in sales volume and other factors described above

CBS Personnel

Overview

CBS Personnel, a provider of temporary staffing services in the United States, provides a wide range of human resources services, including temporary staffing services, employee leasing services, and permanent staffing and temporary-to-permanent placement services. CBS Personnel derives a majority of its revenues from its temporary staffing services, which generated over 97% of its of revenues for fiscal years ended December 31, 2007 and 2006, respectively. CBS Personnel serves over 4,000 corporate and small business clients and during an average week places over 23,000 temporary employees in a broad range of industries, including manufacturing, transportation, retail, distribution, warehousing, automotive supply, and construction, industrial, healthcare and financial sectors.

CBS Personnel’s business strategy includes maximizing production in existing offices, increasing the number of offices within a market when conditions warrant, and expanding organically into contiguous markets where it can benefit from shared management and administrative expenses. CBS Personnel typically enters into new markets through acquisition. In keeping with these strategies, CBS Personnel acquired substantially all of the assets of SES on November 27, 2006. This acquisition gave CBS Personnel a presence in the Baltimore, Maryland area, while increasing its presence in the Chicago, Illinois area. SES derives its revenues primarily from the light industrial market In addition, subsequent to year end, effective January 21, 2008 CBS Personnel acquired Staffmark, a privately held, provider of temporary staffing services headquartered in Little Rock, Arkansas.

Results of Operations

Fiscal Year Ended December 31, 2007 as Compared to Fiscal Year Ended December 31, 2006

The table below summarizes the consolidated statement of operations data for CBS Personnel for the fiscal years ended December 31, 2007 and December 31, 2006:

	Fiscal Year Ended December 31,
	2007	2006
	($ in thousands)

Revenues	$569,880	$551,080
Direct cost of revenues	464,343	446,270

Gross profit	105,537	104,810
Selling, general and administrative expenses	80,817	79,472
Fees to manager	1,055	1,041
Amortization expense	1,123	1,084

Income from operations	$22,542	$23,213

Revenues

Revenues for the year ended December 31, 2007 were $569.9 million compared to $551.1 million for the corresponding period in 2006, an increase of $18.8 million or 3.4%. This increase is due to incremental revenue of approximately $28.5 million attributable to SES, acquired on November 27, 2006, offset by decreases in revenue attributable to severe winter storms in the first quarter of fiscal 2007, which affected many clients, curtailing their operations and resulting in an estimated $2.5 million negative impact on CBS revenues. The remaining decrease in revenues of approximately $7.2 million reflects reduced demand for staffing services (primarily clerical and technical) as clients were affected by weaker economic environment.

Cost of revenues

Direct cost of revenues increased approximately $18.1 million for the year ended December 31, 2007 compared to the same period in 2006. Costs associated with the increased revenue from SES accounts, described above, represents $23.5 of the increase. This was offset by an approximate $5.4 million decrease due to the costs associated with the revenues attributable to lower overall demand for staffing services and favorable workers’ compensation actuarial adjustments. Favorable workers’ compensation adjustments of approximately $1.1 million and $2.5 million were recorded in years ended December 31, 2007 and 2006, respectively, reflecting CBS Personnel’s progress in proactively settling claims and its initiatives in reducing overall workers’ compensation exposure.

Gross profit was approximately 18.5% and 19.0% of revenues for each of the years ended December 31, 2007 and 2006, respectively. The decrease is primarily attributable to increases in revenues of lower-margin, light industrial accounts, resulting from both the SES acquisition, which primarily provides light industrial staffing, and incremental growth in this sector. Light industrial accounts comprised approximately 56.3% of net revenues for the year ended December 31, 2007, compared to 48.7% for the same period a year ago.

Selling, general and administrative expense

Selling, general and administrative expense for the year ended December 31, 2007 increased approximately $1.3 million compared to the same period in 2006. SG&A expenses directly related to SES field operations increased approximately $3.0 million for the year ended December 31, 2007 compared to the same period in 2006. This increase was offset in part by decreases in staffing expenses, including incentive pay of approximately $0.7 million in the year ended December 31, 2007 compared to the same period a year ago. Also, CBS incurred one-time expenses of approximately $0.3 million in 2006 related to the Company’s IPO. Overall cost control initiatives in a number of other areas accounts for the remaining decrease.

Income from operations

Income from operations decreased approximately $0.7 million for year ended December 31, 2007 compared to the same period in 2006 based on those factors described above.

HALO

Overview

Operating under the brand names of HALO and Lee Wayne, headquartered in Sterling, IL, HALO is an independent provider of customized drop-ship promotional products in the U.S. Through an extensive group of dedicated sales professionals, HALO serves as a one-stop shop for over 40,000 customers throughout the U.S. HALO is involved in the design, sourcing, management and fulfillment of promotional products across several product categories, including apparel, calendars, writing instruments, drink ware and office accessories. HALO’s sales professionals work with customers and vendors to develop the most effective means of communicating a logo or marketing message to a target audience. Approximately 95% of products sold are drop shipped, resulting in minimal inventory risk. HALO has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 700 account executives.

Distribution of promotional products is seasonal. Typically, HALO expects to realize approximately 45% of its sales and 70% of its operating income in the months of September through December, due principally to calendar sales and corporate holiday promotions.

Results of Operations

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

The table below summarizes the combined statement of operations for HALO for the fiscal years ending December 31, 2007 and December 31, 2006.

	Fiscal Year Ended
	December 31,
	2007	2006
	($ in thousands)

Net sales	$144,342	$115,646
Cost of sales	88,939	71,210

Gross profit	55,403	44,436
Selling, general and administrative expenses	46,725	38,121
Fees to manager	450	200
Amortization of Intangibles	1,809	—

Income from operations	$6,419	$6,115

Net sales

Net sales for the year ended December 31, 2007 were $144.3 million, compared to $115.6 million for the same period in 2006, an increase $28.7 million or 24.8%. Sales increases to accounts from acquisitions made since December 31, 2006 and the full year impact for 2006 acquisitions, accounted for approximately $22.3 million of this increase. The remaining increase is attributable to increased sales to existing customers across all product lines.

Cost of sales

Cost of sales for the year ended December 31, 2007 increased approximately $17.7 million compared to the same period in 2006. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 38.4% of net sales in each of the years ended December 31, 2007 and 2006.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2007, increased approximately $8.6 million over the same period in 2006. This increase is largely the result of increased direct commission expense attributable to the increase in net sales totaling approximately $5.3 million and to a lesser extent, increased administrative and personnel costs incurred as a result of the increase in the number of independent sales representatives in 2007.

Amortization expense

Amortization expense for the year ended December 31, 2007 increased approximately $1.8 million compared to the same period in 2006. This increase is to due principally the amortization expense of intangible assets recognized in connection with HALO’s recapitalization in connection with our purchase of a controlling interest in HALO on February 28, 2007.

Income from operations

Income from operations increased approximately $0.3 million to income of $6.4 million for the year ended December 31, 2007 compared to income of $6.1 million for the year ended December 31, 2006 due principally to the increase in net sales and accompanying margins offset in part by the increase in selling costs and to a lesser extent increased amortization costs recognized in connection with the February 2007 acquisition of HALO, as described above, and $0.2 million increase in management fees paid in the year ended December 31, 2007 compared to 2006.

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

On August 31, 2004, Silvue was formed by CGI and management to acquire SDC Technologies, Inc. and on September 2, 2004, it acquired 100% of the outstanding stock of SDC Technologies, Inc. Following this acquisition, on April 1, 2005, SDC Technologies, Inc. purchased the remaining 50% it did not previously own of Nippon Arc, which was formerly operated as a joint venture with Nippon Sheet Glass Co., LTD., for approximately $3.6 million.

In November 2005, Silvue’s management made the strategic decision to halt operations at its application facility in Henderson, Nevada. The operations included substantially all of Silvue’s application services business, which has historically applied Silvue’s coating systems and other coating systems to customer’s products and materials. The facility was shut down in November 2006.

Results of Operations

Fiscal Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The table below summarizes the consolidated statement of operations for Silvue for the fiscal year ended December 31, 2007 and for the fiscal year ended December 31, 2006:

	Fiscal Year Ended
	December 31,
	2007	2006
	($ in thousands)

Net sales	$22,521	$24,068
Cost of sales	4,626	7,098

Gross profit	17,895	16,970
Selling, general and administrative expenses	8,837	8,426
Research and development costs	1,455	1,129
Fees to manager	350	350
Amortization of intangibles	733	745

Income from operations	$6,520	$6,320

Net sales

Net sales for the year ended December 31, 2007 were $22.5 million compared to $24.1 million for the same period in 2006, a decrease of $1.5 million or 6.4%. This decrease is principally the result of sales totaling approximately $2.8 million attributable to Silvue’s Henderson, Nevada application facility that was shut down in 2006, offset in part by an increase in coating sales to existing customers in the European market, totaling approximately $1.3 million.

Cost of sales

Cost of sales decreased $2.5 million for the year ended December 31, 2007 compared to the same period in 2006. Approximately $1.9 million of the decrease is attributable to cost of sales at the aforementioned Henderson facility. The remaining decrease is the result of proportionately lower percentage of sales in Asia in 2007 compared to 2006, where margins are lower than other markets. Sales to the Asian market represented approximately 25.7% of net sales for the year ended December 31, 2007 compared to 30.4% in the same period in 2006 (exclusive of coating sales attributable to the closed Henderson facility). Gross profit as a percent of net sales, (exclusive of sales and cost at the Henderson facility), was approximately 79.5% in 2007 compared to 70.5% in 2006.

Selling, general and administrative expense

Selling, general and administrative expenses for the year ended December 31, 2007 increased approximately $0.4 million compared to the same period in 2006. This increase is principally the result of approximately $0.4 million of costs incurred in 2007 in connection with establishing a presence in China, additional engineering personnel hired for manufacturing totaling approximately $0.2 million and increases attributable to minor increases across a broad spectrum of cost categories of an additional $0.2 million. These cost increases were offset in part by approximately $0.4 million of Henderson Facility costs not incurred during fiscal 2007.

Research and development costs

Research and development costs for the year ended December 31, 2006 increased $0.3 million for the year ended December 31, 2007 compared to the same period in 2006 as a result of costs incurred for European patents and the addition of one chemist to the research and development staff.

Amortization of intangibles

Amortization costs were approximately $0.7 million in each of the years ended December 31, 2007 and 2006, respectively.

Income from operations

Income from operations increased approximately $0.2 million to income of $6.5 million for the year ended December 31, 2007 compared to income of $6.3 million for the year ended December 31, 2006 due a combination of those factors described above.

Liquidity and Capital Resources

At December 31, 2007, on a consolidated basis, cash flows provided by operating activities totaled approximately $41.8 million, which represents the inclusion of the results of operations of our initial businesses for twelve months ended December 31, 2007 and the inclusion of the results of operations of our 2007 acquisitions as follows: (i) Aeroglide and HALO for the ten months ended December 31, 2007 and (ii) American Furniture for the four months ended December 31, 2007.

Cash flows used in investing activities totaled approximately $114.2 million, which reflects the costs to acquire Aeroglide, HALO and American Furniture of approximately $217.1 million, the costs associated with add-on acquisitions at the segment level totaling approximately $8.0 million and capital expenditures of approximately $8.7 million offset in part by the proceeds received from the sale of Crosman totaling approximately $119.7 million.

Cash flows provided by financing activities totaled approximately $184.9 million, principally reflecting: (i) net proceeds of the follow-on offering in May 2007 of approximately $168.7 million; (ii) $150.0 million draw down on our Term Loan Facility in December 2007, offset in part by: (i) distributions paid to shareholders during the year totaling approximately $32.0 million; (ii) repayment of our outstanding borrowings under our Revolving Credit Facility totaling $85.0 million; and, (ii) distributions made to minority shareholders at our subsidiary, Advanced Circuits of approximately $14.0 million.

At December 31, 2007 we had approximately $119.4 million of cash and cash equivalents on hand and the following outstanding loans due from each of our businesses:

•	Advanced Circuits — approximately $72.9 million;

•	Aeroglide — approximately $32.6 million;

•	American Furniture — approximately $69.0 million;

•	Anodyne — approximately $24.5 million;

•	CBS Personnel — approximately $51.0 million;

•	HALO — approximately $45.6 million; and

•	Silvue — approximately $14.0 million

On October 10, 2007, we entered into an amendment to the credit agreement, dated as of May 16, 2006, between us and Advanced Circuits (the “AC Credit Agreement”). The AC Credit Agreement was amended to (i) provide for additional term loan borrowings of $47,000,000 and to permit the proceeds thereof to fund cash distributions totaling $47.0 million by ACI to Compass AC Holdings, Inc. (“ACH”), ACI’s sole shareholder, and by ACH to its shareholders, including the Company, (ii) extend the maturity dates of the loans under the AC Credit Agreement, and (iii) modify certain financial covenants of ACI under the AC Credit Agreement. The Company’s share of the cash distribution was approximately $33.0 million with approximately $14.0 million being distributed to ACH’s other shareholders. All other material terms and conditions of the Credit Agreement were unchanged.

Each loan has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity.

Our primary source of cash is from the receipt of interest and principal on our outstanding loans to our businesses. Accordingly, we are dependent upon the earnings of and cash flow of these businesses, which are available for (i) operating expenses; (ii) payment of principal and interest under our Credit Agreement,; (iii) payments to CGM due or potentially due pursuant to the Management Services Agreement, the LLC Agreement, and the Supplemental Put Agreement; (iv) cash distributions to our shareholders and (v) investments in future acquisitions. Payments made under (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures. A non-cash charge to earnings of approximately $7.4 million was recorded during the year ended December 31, 2007 in order to recognize our estimated, potential liability in connection with the Supplemental Put Agreement between us and CGM. Approximately $7.9 million of the accrued profit allocation was paid in the first quarter of fiscal 2007 in connection with the sale of Crosman. A liability of approximately $22.0 million is reflected in our condensed consolidated balance sheet, which represents our estimated liability for this obligation at December 31, 2007.

We believe that we currently have sufficient liquidity and resources to meet our existing obligations including anticipated distributions to our shareholders over the next twelve months.

On December 7, 2007 we amended our existing $250 million credit facility with a group of lenders led by Madison Capital, LLC. The Credit Agreement provides for a Revolving Credit Facility totaling $325 million which matures in November 2012 and a Term Loan Facility totaling $150 million. The Term Loan Facility requires quarterly payments of $500,000 commencing March 31, 2008 with a final payment of the outstanding principal balance due on December 7, 2013. The Revolving Credit Facility matures on December 7, 2012. The Credit Agreement permits the Company to increase, over the next two years, the amount available under the Revolving Credit Facility by up to $25 million and the Term Loan Facility by up to $150 million, subject to certain restrictions and Lender approval.

The Revolving Credit Facility allows for loans at either base rate or LIBOR. Base rate loans bear interest at a fluctuating rate per annum equal to the greater of (i) the prime rate of interest published by the Wall Street Journal and (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period, plus a margin ranging from 1.50% to 2.50% based upon the ratio of total debt to adjusted consolidated earnings before interest expense, tax expense, and depreciation and amortization expenses for such period (the “Total Debt to EBITDA Ratio”). LIBOR loans bear interest at a fluctuating rate per annum equal to the London Interbank Offer Rate, or LIBOR, for the relevant period plus a margin ranging from 2.50% to 3.50% based on the Total Debt to EBITDA Ratio We are required to pay commitment fees ranging between 0.75% and 1.25% per annum on the unused portion of the Revolving Credit Facility

The Term Loan Facility bears interest at either base rate or LIBOR. Base rate loans bear interest at a fluctuating rate per annum equal to the greater of (i) the prime rate of interest published by the Wall Street Journal and (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period plus a margin of 3.0%. LIBOR loans bear interest at a fluctuating rate per annum equal to the London Interbank Offer Rate, or LIBOR, for the relevant period plus a margin of 4.0%. On December 31, 2007 our Term Loan Facility bore interest at 8.949%.

Our Term Loan Facility received a B1 rating from Moody’s Investors Service (“Moody’s”), and a BB- rating from Standard and Poor’s Rating Services and our Revolving Credit Facility received a Ba1 rating from Moody’s, reflective of our strong cash flow relative to debt, and industry diversification of our businesses.

We intend to use the availability under our Credit Agreement to pursue acquisitions of additional businesses to the extent permitted under our Credit Agreement and to provide for working capital needs.

On January 22, 2008 we entered into a three-year interest rate swap agreement with a bank, fixing the rate of $140 million at 7.35% on a like amount of variable rate Term Loan Facility borrowings. The interest rate swap is intended to mitigate the impact of fluctuations in interest rates and effectively converts $140 million of our floating-rate Term Facility Debt to a fixed rate basis for a period of three years.

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

Year Ended
December 31,
2007
(In thousands)

Net income	$40,368
Adjustment to reconcile net income to cash provided by operating activities
Depreciation and amortization	24,107
Supplemental put expense	7,400
Minority shareholders’ notes and charges	1,080
Minority interest	11,940
Deferred taxes	(1,295)
Gain on sale of Crosman	(35,834)
Amortization of debt issuance cost	1,224
Other	86
Changes in operating assets and liabilities	(7,304)

Net cash provided by operating activities	41,772
Plus:
Unused fee on credit facilities(1)	2,665
Changes in operating assets and liabilities	7,304
Less:
Maintenance capital expenditures(2)
Advanced Circuits	396
Aeroglide	420
American Furniture	140
Anodyne	1,521
CBS personnel	2,148
HALO	326
Silvue	455

Estimated cash flow available for distribution	$46,335

Distribution paid April 2007	$(6,135)
Distribution paid July 2007	(9,458)
Distribution paid October 2007	(10,246)
Distribution paid January 2008	(10,246)

Total distributions	$(36,085)

(1)	Represents the commitment fee on the unused portion of our third-party loans.

(2)	Represents maintenance capital expenditures that were funded from operating cash flow and excludes approximately $3.3 million of growth capital expenditures for the year ended December 31, 2007.

Cash flows of certain of our businesses are seasonal in nature. Cash flows from American Furniture are typically highest in the months of March through June of each year, coinciding with homeowners’ tax refunds. Cash flows from CBS Personnel are typically lower in the March 31 quarter of each year than in other quarters due to reduced seasonal demand for temporary staffing services and to lower gross margins during that period associated with the front-end loading of certain taxes and other payments associated with payroll paid to our employees. Cash flows from HALO are typically highest in the months of September through December of each year primarily as the result of calendar sales and holiday promotions. HALO generates approximately two-thirds of its operating income in the months of September through December

Related Party Transactions

We have entered into the following agreements with CGM. Any fees associated with the agreements described below must be paid, if applicable, prior to the payment of any distributions to shareholders.

•	Management Services Agreement

•	LLC Agreement

•	Supplemental Put Agreement

Management Services Agreement — We entered into a Management Services Agreement with CGM effective May 16, 2006. The Management Services Agreement provides for CGM to perform services for us in exchange for a management fee paid quarterly and equal to 0.5% of our adjusted net assets. We amended the Management Services Agreement on November 8, 2006 and March 12, 2008, to clarify that adjusted net assets are not reduced by non-cash charges associated with the Supplemental Put, and that the Manager is entitled to reimbursement of non-compensatory expenses incurred by the Manager and its personnel to the extent specifically permitted under the provisions of the Management Services Agreement dealing with the reimbursement of Manager expenses, which amendments were unanimously approved by the Compensation Committee and the Board of Directors. The management fee is required to be paid prior to the payment of any distributions to shareholders. For the year ended December 31, 2007 we incurred approximately $10.9 million to CGM for its quarterly management fees.

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

Supplemental Put Agreement

As distinct from its role as our Manager, CGM is also the owner of 100% of the allocation interests in the Company. Concurrent with the IPO, CGM and the Company entered into a Supplemental Put Agreement, which may require the Company to acquire these allocation interests upon termination of the Management Services Agreement. Essentially, the put rights granted to CGM require us to acquire CGM’s allocation interests in the Company at a price based on a percentage of the increase in fair value in the Company’s businesses over its basis in those businesses. Each fiscal quarter we estimate the fair value of our businesses for the purpose of determining our potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. For the year ended December 31, 2007, we recognized approximately $7.4 million in non-cash expense related to the Supplemental Put Agreement. As a result of the sale of Crosman we paid CGM approximately $7.9 million in the first quarter of fiscal 2007, which represented the profit allocation due.

Anodyne Acquisition

On July 31, 2006, we acquired from CGI and its wholly-owned, indirect subsidiary, Compass Medical Mattress Partners, LP (“CMMP”) approximately 47.3% of the outstanding capital stock, on a fully-diluted basis, of Anodyne, representing approximately 69.8% of the voting power of all Anodyne stock. Pursuant to the same agreement, we also acquired from CMMP all of the Original Loans. On the same date, we entered into a Note Purchase and Sale Agreement with CGI and CMMP for the purchase from CMMP of a Promissory Note issued by a borrower controlled by Anodyne’s chief executive officer totaling $5.2 million. The promissory Note accrues interest at the rate of 13% per annum and is added to the Notes principal balance. The Note matures in August, 2008. The balance of the Promissory Note and accrued interest totals approximately $6.4 million at December 31, 2007.

2007 acquisitions

CGM acted as an advisor to us in these transactions for which it received transaction services fees and expense payments totaling approximately $2.1 million.

Advanced Circuits Transactions

On October 10, 2007, we entered into an amendment to the AC Credit Agreement. The AC Credit Agreement was amended to (i) provide for additional term loan borrowings of $47,000,000 and to permit the proceeds thereof to fund cash distributions totaling $47.0 million by ACH, ACI’s sole shareholder, and by ACH to its shareholders, including the Company, (ii) extend the maturity dates of the loans under the AC Credit Agreement, and (iii) modify certain financial covenants of ACI under the AC Credit Agreement. The Company’s share of the cash distribution was approximately $33.0 million with approximately $14.0 million being distributed to ACH’s other shareholders. All other material terms and conditions of the Credit Agreement were unchanged.

The ACI minority interest share of the distribution exceeded ACI’s cumulative minority interest earnings by approximately $10.0 million (“excess distribution”) as of December 31, 2007. As a result, in accordance with EITF 95-7; “Implementation Issues Related to the Minority Interests in Certain Real Estate Investment Trusts”, the excess distribution is charged to minority interest in the Company’s consolidated income statement, and is effectively absorbed by the majority interest. This excess distribution will be credited in the future against ACI minority interest income, if any, of Advanced Circuits until such time that the excess distribution charge to the Company’s equity is reduced to zero.

American Furniture Supplier

AFM’s largest supplier, Independent Furniture Supply (“Independent”), is 50% owned by Mike Thomas, AFM’s CEO. AFM purchases polyfoam from Independent on an arms-length basis and AFM performs regular audits to verify market pricing. AFM does not have any long-term supply contracts with Independent. Total purchases from Independent during the 12 months ended December 31, 2007 totaled approximately $19.3 million and from September 1, 2007 (our acquisition date) purchases from Independent were approximately $8.4 million

Contractual Obligations and Off-Balance Sheet Arrangements

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

The table below summarizes the payment schedule of our contractual obligations at December 31, 2007.

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Long-term debt obligations(a)	$241,675	$18,583	$36,728	$36,144	$150,220
Capital lease obligations	504	148	356	—	—
Operating Lease Obligations(b)	43,238	9,419	14,159	8,255	11,405
Purchase Obligations(c)	136,583	70,178	35,313	31,092	—
Supplemental Put Obligation(d)	21,976	—	—	—	—

	$443,976	$98,328	$86,556	$75,491	$161,625

(a)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Term Loan Facility.

(b)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.

(c)	Reflects non-cancelable commitments as of December 31, 2007, including: (i) shareholder distributions of $41 million, (ii) management fees of $15.5 million per year over the next five years and; (iii) other obligations, including amounts due under employment agreements.

(d)	The supplemental put obligation represents the long-term portion of an estimated liability accrued as if our management services agreement with CGM had been terminated. This agreement has not been terminated and there is no basis upon which to determine a date in the future, if any, that this amount will be paid.

The table does not include the long-term portion of the actuarially developed reserve for workers compensation, which does not provide for annual estimated payments beyond one year. This liability, totaling approximately $16.8 million at December 31, 2007, is included in our balance sheet as a component of other non-current liabilities.

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

Goodwill, Intangible Assets and Property and Equipment

Trademarks are considered to be indefinite life intangibles. Goodwill represents the excess of the purchase price over the fair value of the assets acquired. Trademarks and goodwill will not be amortized. However, we are required to perform impairment reviews at least annually and more frequently in certain circumstances.

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

Intangibles subject to amortization, including customer relationships, non-compete agreements and technology are amortized using the straight-line method over the estimated useful lives of the intangible assets, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of intangibles subject to amortization whenever indications of impairment are present.

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

Workers’ Compensation Liability

CBS Personnel self-insures its workers’ compensation exposure for certain employees. CBS Personnel establishes reserves based upon its experience and expectations as to its ultimate liability for those claims using developmental factors based upon historical claim experience. CBS Personnel continually evaluates the potential for change in loss estimates with the support of qualified actuaries. As of December 31, 2007, CBS Personnel had approximately $23.7 million of workers’ compensation liability. The ultimate settlement of this liability could differ materially from the assumptions used to calculate this liability, which could have a material adverse effect on future operating results.

Deferred Tax Assets

Several of the majority owned subsidiaries have deferred tax assets recorded at December 31, 2007 which in total amount to approximately $12.4 million. These deferred tax assets are comprised of reserves not currently deductible for tax purposes. The temporary differences that have resulted in the recording of these tax assets may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Realization of the deferred tax assets is dependent on generating sufficient future taxable income. Based upon the expected future results of operations, we believe it is more likely than not that we will generate sufficient future taxable income to realize the benefit of existing temporary differences, although there can be no assurance of this. The impact of not realizing these deferred tax assets would result in an increase in income tax expense for such period when the determination was made that the assets are not realizable. (See Note K — “Income taxes”)

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The tax benefit is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. If a tax position is not considered more likely than not to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional annual disclosures including interest and penalties. We adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements. .

In September 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that SFAS 157 may have on our future consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. This standard is not expected to have a material impact on our future consolidated financial statements.

In June 2007 the FASB ratified EITF No. 07-3, or EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities . EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. This standard is not expected to have a material impact on our future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations , or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, or SFAS 160, which we will adopt on January 1, 2009. SFAS 160 will significantly change the accounting and reporting related to a non-controlling interest in a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. After adoption, non-controlling interests will be classified as shareholders’ equity, a change from its current classification between liabilities and shareholders’ equity. Earnings attributable to minority interests will be included in net income, although such earnings will continue to be deducted to measure earnings per share. Purchases and sales of minority interests will be reported in equity.

ITEM 7A. —	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

At December 31, 2007, we were exposed to interest rate risk primarily through borrowings under our Credit Agreement because borrowings under this agreement are subject to variable interest rates. We had outstanding $150.0 million under the Term Loan Facility portion of our Credit Agreement at December 31, 2007. On January 22, 2008 we fixed $140.0 million of these outstanding borrowings with a “floating-to-fixed” interest rate swap with a bank. Our exposure to fluctuation in variable interest on the remaining $10.0 million is not deemed to be material to our financial condition or results of operations

We expect to borrow under our Revolving Credit Facility in the future in order to finance our short term working capital needs and future acquisitions.

Exchange Rate Sensitivity

At December 31, 2007, we were not exposed to significant foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations.

Credit Risk

We are exposed to credit risk associated with cash equivalents, investments, and trade receivables. We do not believe that our cash equivalents or investments or foreign present significant credit risks because the counterparties to the instruments consist of major financial institutions and we manage the notional amount of contracts entered into with any one counterparty. Substantially all trade receivable balances of our businesses are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. Although we have a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

ITEM 8. —	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and financial statement schedules referred to in the index contained on page F-1 of this report are incorporated herein by reference.

ITEM 9. —	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A (T) —	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

(a) Management’s Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding require disclosure.

(b) Information with respect to Report of Management on Internal Control over Financial Reporting is contained on page F- 2 of this report and is incorporated herein by reference.

(c) Information with respect to Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting is contained on page F- 3 of this report and is incorporated herein by reference.

(d) Changes in Internal Control over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. —	OTHER INFORMATION

None

PART III

ITEM 10. —	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our executive officers is incorporated herein by reference to information included in the Proxy Statement for our 2008 Annual Meeting of Shareholders.

Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for our 2008 Annual Meeting of Shareholders.

Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the Proxy Statement for our 2008 Annual Meeting of Shareholders.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the Proxy Statement for our 2008 Annual Meeting of Shareholders.

The audit committee operates under a written charter, which reflects NASDAQ listing standards and Sarbanes-Oxley Act requirements regarding audit committees. A copy of the charter is incorporated herein by reference to Exhibit A to the Proxy Statement for our 2008 Annual Meeting of Shareholders and is available on the company’s website at www.compassdiversifiedholdings.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this charter by posting such information on our web site at the address and location specified above.

ITEM 11. —	EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for our 2008 Annual Meeting of Shareholders.

ITEM 12. —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for our 2008 Annual Meeting of Shareholders.

ITEM 13. —	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to such contractual relationships is incorporated herein by reference to the information in the Proxy Statement for our 2008 Annual Meeting of Shareholders.

ITEM 14. —	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accounting fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for our 2008 Annual Meeting of Shareholders

PART IV

ITEM 15. —	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

See “Index to Consolidated Financial Statements and Supplemental Data” set forth on page F-1.

2.	Financial Statement schedule

See “Index to Consolidated Financial Statements and Supplemental Data” set forth on page F-1.

3.	Exhibits

See “Index to Exhibits” set forth on page 108.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Stock and Note Purchase Agreement dated as of July 31, 2006, among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 2.1 of the 8-K filed on August 1, 2006)
3.1	Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the S-1 filed on December 14, 2005)
3.2	Certificate of Amendment to Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the 8-K filed on September 13, 2007)
3.3	Certificate of Formation of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 3.3 of the S-1 filed on December 14, 2005)
3.4	Amended and Restated Trust Agreement of Compass Diversified Trust (incorporated by reference to Exhibit 3.5 of the Amendment No. 4 to S-1 filed on April 26, 2006)
3.5	Amendment No. 1 to the Amended and Restated Trust Agreement, dated as of April 25, 2006, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the 8-K filed on May 29, 2007)
3.6	Second Amendment to the Amended and Restated Trust Agreement, dated as of April 25, 2006, as amended on May 23, 2007, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 3.2 of the 8-K filed on September 13, 2007)
3.7	Third Amendment to the Amended and Restated Trust Agreement dated as of April 25, 2006, as amended on May 25, 2007 and September 14, 2007, of Compass Diversified Holdings among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the 8-K filed on December 21, 2007)
3.8	Second Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated January 9, 2007 (incorporated by reference to Exhibit 10.2 of the 8-K filed on January 10, 2007)
4.1	Specimen Certificate evidencing a share of trust of Compass Diversified Holdings (incorporated by reference to Exhibit 4.1 of the S-3 filed on November 7, 2007)
4.2	Specimen Certificate evidencing an interest of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.2 of the 8-K filed on January 10, 2007)
10.1	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Amendment No. 5 to S-1 filed on May 5, 2006)
10.2	Form of Supplemental Put Agreement by and between Compass Group Management LLC and Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.4 of the Amendment No. 4 to S-1 filed on April 26, 2006)
10.3	Employment Agreement by and between Compass Group Management LLC and James Bottiglieri dated as of September 28, 2005 (incorporated by reference to Exhibit 10.5 of the Amendment No. 3 to S-1 filed on April 13, 2006)
10.4	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP (incorporated by reference to Exhibit 10.6 of the Amendment No. 5 to S-1 filed on May 5, 2006)
10.5	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and Pharos I LLC (incorporated by reference to Exhibit 10.7 of the Amendment No. 5 to S-1 filed on May 5, 2006)
10.6	Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC, dated as of November 21, 2006 (incorporated by reference to Exhibit 10.1 of the 8-K filed on November 22, 2006)

Exhibit Number		Description

10	.7*	First Amendment to Credit Agreement, entered into as of December 19, 2006, among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC
10.8		Increase Notice, Consent and Second Amendment to Credit Agreement, effective as of May 23, 2007, by and among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC (incorporated by reference to Exhibit 10.1 of the 8-K filed on May 29, 2007)
10.9		Third Amendment to Credit Agreement as of December 7, 2007, among Madison Capital Funding LLC, as Agent for the Lenders, the Existing Lenders and New Lenders and Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.1 of the 8-K filed on December 11, 2007)
10	.10*	Increase Notice and Fourth Amendment to Credit Agreement, entered into as of January 30, 2008, among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC
10.11		Amended and Restated Management Services Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of April 2, 2007 and effective as of May 16, 2006 (incorporated by reference to Exhibit 10.13 of the S-1 filed on April 3, 2007)
10	.12*	Amendment of Management Services Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of March 12, 2008
10.13		Registration Rights Agreement by and among Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP, dated as of April 3, 2007 (incorporated by reference to Exhibit 10.3 of the Amendment No. 1 to the S-1 filed on April 20, 2007)
10.14		Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP (incorporated by reference to Exhibit 10.16 of the Amendment No. 1 to the S-1 filed on April 20, 2007)
21	.1*	List of Subsidiaries
23	.1*	Consent of Independent Registered Public Accounting Firm
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32	.1*	Section 1350 Certification of Chief Executive Officer of Registrant
32	.2*	Section 1350 Certification of Chief Financial Officer of Registrant
99.1		Note Purchase and Sale Agreement dated as of July 31, 2006 among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 99.1 of the 8-K filed on August 1, 2006)
99.2		Stock Purchase Agreement, dated as of February 28, 2007, among Aeroglide Corporation, the shareholders of Aeroglide Corporation and Aeroglide Holdings, Inc. (incorporated by reference to Exhibit 99.2 of the 8-K filed on March 1, 2007)
99.3		Stock Purchase Agreement, dated as of February 28, 2007, by and between HA-LO Holdings, LLC and Halo Holding Corporation (incorporated by reference to Exhibit 99.3 of the 8-K filed on March 1, 2007)
99.4		Purchase Agreement dated December 19, 2007, among CBS Personnel Holdings, Inc. and Staffing Holding LLC, Staffmark Merger LLC, Staffmark Investment LLC, SF Holding Corp., and Stephens-SM LLC (incorporated by reference to Exhibit 99.1 of the 8-K filed on December 20, 2007)
99.5		Share Purchase Agreement dated January 4, 2008, among Fox Factory Holding Corp., Fox Factory, Inc. and Robert C. Fox, Jr. (incorporated by reference to Exhibit 99.1 of the 8-K filed on January 8, 2008)

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ I. Joseph Massoud
I. Joseph Massoud
Chief Executive Officer

Date: March 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ I. Joseph Massoud I. Joseph Massoud	Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2008

/s/ James J. Bottiglieri James J. Bottiglieri	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 13, 2008

/s/ C. Sean Day C. Sean Day	Director	March 13, 2008

/s/ D. Eugene Ewing D. Eugene Ewing	Director	March 13, 2008

/s/ Ted Waitman Ted Waitman	Director	March 13, 2008

/s/ Harold S. Edwards Harold S. Edwards	Director	March 13, 2008

/s/ Mark H. Lazarus Mark H. Lazarus	Director	March 13, 2008

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS LLC

By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Regular Trustee

Date: March 13, 2008

Compass Diversified Holdings

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTAL FINANCIAL DATA

Page
Numbers

Historical Financial Statements:
Report of Management on Internal Control over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006 and for the Period November 18, 2005 (date of inception) through December 31, 2005	F-6
Consolidated Statement of Stockholder’s Equity for the Years ended December 31, 2007 and 2006 and for the Period November 18, 2005 (date of inception) through December 31, 2005	F-7
Consolidated Statements of Cash Flows for the Years ended December 31, 2007 and 2006 and for the Period November 18, 2005 (date of inception) through December 31, 2005	F-8
Notes to Consolidated Financial Statements	F-9
Supplemental Financial Data:
The following supplementary financial data of the registrant and its subsidiaries required to be included in Item 15(a)(2) of Form 10-K are listed below:
Schedule II — Valuation and Qualifying Accounts	F-37
All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in the notes thereto

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Compass Diversified Holdings (“Compass”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Compass’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Compass’ internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets of the company that could have a material effect on the financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Compass’ internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that Compass maintained effective internal control over financial reporting as of December 31, 2007.

The audited consolidated financial statements of Compass included in this annual report on Form 10-K, includes the results of the 2007 acquisitions from their respective dates of acquisition. These acquisitions are fully described in Note C to the consolidated financial statements. Compass’ management assessment of internal control for the year ended December 31, 2007 does not include an assessment of internal control over the financial reporting of the 2007 acquisitions which together constituted 36% of the Company’s assets as of December 31, 2007 and 25% of the Company’s revenue for the year then ended.

The effectiveness of our internal control over financial reporting has been audited by Grant Thornton, LLP an independent registered public accounting firm, as stated in their report which appears on page F-3.

March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Compass Diversified Holdings

We have audited Compass Diversified Holdings (formerly Compass Diversified Trust) (a Delaware Trust) and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Compass Diversified Holdings and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Compass Diversified Holdings and Subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Compass Diversified Holdings and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Compass Diversified Holdings and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, cash flows, and financial statement schedule listed in the index appearing under Item 15(a)(2) for each of the two years in the period ended December 31, 2007, and for the period from inception (November 18, 2005) to December 31, 2005 and our report dated March 13, 2008 expressed an unqualified opinion.

/s/  Grant Thornton LLP

New York, New York
March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Shareholders of Compass Diversified Holdings

We have audited the accompanying consolidated balance sheets of Compass Diversified Holdings (formerly Compass Diversified Trust) (a Delaware Trust) and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007 and for the period from inception (November 18, 2005) to December 31, 2005. Our audits of the basic financial statements include the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compass Diversified Holdings and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each for each of the two years in the period ended December 31, 2007 and for the period from inception (November 18, 2005) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Compass Diversified Holdings and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/
Grant Thornton LLP

New York, New York
March 13, 2008

Compass Diversified Holdings

Consolidated Balance Sheets

	December 31,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$119,358	$7,006
Accounts receivable, less allowances of $3,313 and $3,327 at Dec 31, 2007 and 2006	125,043	74,899
Inventories	38,339	4,756
Prepaid expenses and other current assets	16,501	7,059
Current assets of discontinued operations	—	46,636

Total current assets	299,241	140,356
Property, plant and equipment, net	28,743	10,858
Goodwill	267,141	159,151
Intangible assets, net	204,298	128,890
Deferred debt issuance costs, less accumulated amortization of $1,348 and $114 at December 31, 2007 and 2006	9,613	5,190
Other non-current assets	18,966	15,894
Assets of discontinued operations	—	65,258

Total assets	$828,002	$525,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,410	$14,314
Accrued expenses	49,819	38,586
Deferred revenue	10,756	—
Due to related party	814	469
Revolving credit facilities	2,814	87,604
Current portion, long-term debt	2,000	—
Current portion of supplemental put obligation	—	7,880
Current liabilities of discontinued operations	—	14,019

Total current liabilities	106,613	162,872
Supplemental put obligation	21,976	14,576
Deferred income taxes	69,230	41,337
Long-term debt	148,000	—
Other non-current liabilities	21,607	17,336
Non-current liabilities of discontinued operations	—	6,634

Total liabilities	367,426	242,755
Minority interests	27,726	27,131
Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 31,525 shares issued and outstanding at December 31, 2007 and 20,450 shares issued and outstanding at December 31, 2006	443,705	274,961
Accumulated earnings (deficit)	(10,855)	(19,250)

Total stockholders’ equity	432,850	255,711

Total liabilities and stockholders’ equity	$828,002	$525,597

See notes to consolidated financial statements.

Compass Diversified Holdings

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Net sales	$348,023	$58,452	$—
Service revenues	569,880	352,421	—

	917,903	410,873	—
Cost of sales	209,367	27,106
Cost of services	464,343	284,535	—

Gross profit	244,193	99,232	—
Operating expenses:
Staffing expense	56,207	34,345	—
Selling, general and administrative expenses	116,347	36,732	1
Supplemental put expense	7,400	22,456	—
Fees to Manager	10,888	4,376	—
Research and development expense	1,455	1,806	—
Amortization expense	18,921	6,774	—

Operating income (loss)	32,975	(7,257)	(1)
Other income (expense):
Interest income	2,536	807	—
Interest expense	(7,072)	(6,130)	—
Amortization of debt issuance costs	(1,234)	(779)	—
Loss on debt extinguishment	—	(8,275)	—
Other income (expense), net	(40)	541	—
Income (loss) from continuing operations before income taxes and minority interests	27,165	(21,093)	(1)
Provision for income taxes	10,691	5,298	—
Minority interest	11,940	1,245	—

Income (loss) from continuing operations	4,534	(27,636)	(1)
Income from discontinued operations, net of income tax	—	8,387	—
Gain on sale of discontinued operations, net of income tax	35,834

Net income (loss)	$40,368	$(19,249)	$(1)

Basic and fully diluted income (loss) per share from continuing operations	$0.16	$(2.18)	$—
Basic and fully diluted income (loss) per share from discontinued operations	1.30	0.66	—

Basic and fully diluted net income (loss) per share	$1.46	$(1.52)	$—

Weighted average number of shares of Trust stock outstanding — basic and fully diluted	27,629	12,686	1

Cash dividends paid per share	$1.225	$0.3952	$—

See notes to consolidated financial statements.

Compass Diversified Holdings

Consolidated Statement of Stockholders’ Equity

				Total
	Number of		Accumulated	Stockholders’
	Shares	Amount	Deficit	Equity
	(In thousands)

Balance — December 31, 2005	—	$—	$(1)	$(1)
Issuance of Trust shares, net of offering costs	19,500	269,816	—	269,816
Issuance of Trust shares — Anodyne acquisition	950	13,100	—	13,100
Dividends paid	—	(7,955)	—	(7,955)
Net loss	—	—	(19,249)	(19,249)

Balance — December 31, 2006	20,450	274,961	(19,250)	255,711
Issuance of Trust shares, net of offering costs	11,075	168,744	—	168,744
Dividends paid	—	—	(31,973)	(31,973)
Net income	—	—	40,368	40,368

Balance — December 31, 2007	31,525	$443,705	$(10,855)	$432,850

See notes to consolidated financial statements.

Compass Diversified Holdings

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$40,368	$(19,249)	$(1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of Crosman	(35,834)
Depreciation of property and equipment	5,010	2,494	—
Amortization expense	20,321	7,796	—
Supplemental put expense	7,400	22,456	—
Loss on debt extinguishment	—	8,275	—
Minority interests	11,940	2,950	—
Stockholder notes and option costs	1,080	2,760	—
Deferred taxes	(1,295)	(2,281)	—
In-process research and development expense	—	1,120	—
Other	86	(450)	—
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(13,233)	(7,867)	—
Increase in inventories	(5,772)	(6,314)	—
(Increase) decrease in prepaid expenses and other current assets	2,003	(72)	—
Increase in accounts payable and accrued expenses	16,736	8,555	1
Increase (decrease) in due to related party	73	(1,308)	—
Decrease in supplemental put obligation	(7,880)
Increase in other liabilities	769	2,251	—
Other	—	(553)	—

Net cash provided by operating activities	41,772	20,563	—

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(225,112)	(356,464)	—
Purchases of property and equipment	(8,698)	(5,822)	—
Crosman disposition	119,652	—

Net cash used in investing activities	(114,158)	(362,286)	—

Cash flows from financing activities:
Borrowings under our Credit Agreement	311,977	85,004	—
Repayments under our Credit Agreement	(246,800)
Proceeds from the issuance of Trust shares, net	168,744	284,969	100
Debt issuance costs	(5,776)	(11,560)	—
Distributions paid	(31,973)	(7,955)	—
Distributions paid — Advanced Circuits	(13,987)
Other	2,697	615	—

Net cash provided by financing activities	184,882	351,073	100

Net increase in cash and cash equivalents	112,496	9,350	100
Foreign currency adjustment	(144)	260	—
Cash and cash equivalents — beginning of period	7,006	100	—

Cash and cash equivalents — end of period	119,358	9,710	100
Cash reflected in discontinued operations at December 31, 2006	—	2,704	—

	$119,358	$7,006	$100

See notes to consolidated financial statements

Compass Diversified Holdings

Notes to Consolidated Financial Statements
December 31, 2007

Note A —	Organization and Business Operations

Compass Diversified Holdings, a Delaware statutory trust (the “Trust”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company (the “Company”), was also formed on November 18, 2005. Compass Group Management LLC, a Delaware limited liability Company (“CGM” or the “Manager”), was the sole owner of 100% of the interests of the Company (as defined in the Company’s operating agreement, dated as of November 18, 2005, which were subsequently reclassified as the “Allocation Interests” pursuant to the Company’s amended and restated operating agreement, dated as of April 25, 2006 (as amended and restated, the “LLC Agreement”) (see Note O — Related Parties)

The Trust and the Company were formed to acquire and manage a group of small and middle-market businesses headquartered in the United States. In accordance with the amended and restated Trust Agreement, dated as of April 25, 2006 (the “Trust Agreement”), the Trust is sole owner of 100% of the Trust Interests (as defined in the LLC Agreement) of the Company and, pursuant to the LLC Agreement, the Company has, outstanding, the identical number of Trust Interests as the number of outstanding shares of the Trust. Compass Group Diversified Holdings, LLC, a Delaware limited liability company is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.

Note B —	Summary of Significant Accounting Policies

Basis of Presentation

The results of operations for the years ended December 31, 2007 and 2006 represents the results of operations of our acquired businesses from the date of their acquisition by the Company, and therefore are not indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the current year’s presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Trust and the Company, as well as the businesses acquired as of their respective acquisition date. All significant intercompany accounts and transactions have been eliminated in consolidation. On January 5, 2007, the Company sold its interest in Crosman. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, Crosman is reflected as discontinued operations in the Company’s results of operations and statements of financial position as of and for the year ended December 31, 2006.

The acquisition of businesses that the Company owns or controls more than a 50% share of the voting interest are accounted for under the purchase method of accounting. The amount assigned to the identifiable assets acquired and the liabilities assumed is based on the estimated fair values as of the date of acquisition, with the remainder, if any, is recorded as goodwill.

Discontinued Operations

In October 2006, the Board of Directors approved the divestiture of our recreational products company, Crosman. On January 5, 2007, we executed a purchase and sale agreement and sold our majority-owned subsidiary Crosman to Wachovia Partners for approximately $143 million in cash. As a result, the operating results of Crosman for the period of its acquisition by us (May 16, 2006) through December 31, 2006 are reported as discontinued operations in accordance with SFAS 144, “Accounting for the Impairment of Long-Lived Assets”, . We recognized a gain of approximately $35.8 million from the sale of Crosman in the first fiscal quarter 2007 (see Note D “Discontinued Operations”)

Compass Diversified Holdings

Notes to Consolidated Financial Statements — (Continued)

Use of estimates

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable, and long-term debt, approximates their fair value.

Revenue and deferred revenue recognition

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

Aeroglide

Aeroglide enters into long-term contracts with customers to design and build specialized machinery, based on a customer’s specific needs, for drying and cooling a wide range of natural and man-made products. Revenue under these long-term sales contracts is recognized using the percentage of completion method prescribed by Statement of Position No. 81-1 (“Accounting for Performance of Construction-Type and Certain Production-Type Contracts”) due to the length of time to manufacture and assemble the equipment. Aeroglide measures revenue based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract. Provision for estimated losses on uncompleted contracts, if any, are made in the period in which losses are determined. Unanticipated changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. We believe that the percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the consolidated financial statements.

Deferred revenue represents amounts billed or cash received in advance from customers that exceed the corresponding revenue recognition.

Revenues on sales of spare parts to customers are recorded at F.O.B. shipping point.

American Furniture

Revenue is recognized upon shipment of product to the customer, net of sales returns and allowances. Appropriate reserves are established for anticipated returns and allowances based on past experience. Revenue is typically recorded at F.O.B. shipping point.

Compass Diversified Holdings

Notes to Consolidated Financial Statements — (Continued)

Anodyne

Revenue is recognized upon shipment of product to the customer, net of sales returns and allowances. Appropriate reserves are established for anticipated returns and allowances based on past experience. Revenue is typically recorded at F.O.B. shipping point.

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

HALO

Revenue is recognized when an arrangement exists, the promotional or premium products have been shipped, fees are fixed and determinable, and the collection of the resulting receivables is probable. Over 90% of HALO’s sales are drop-shipped.

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

Allowance for Doubtful Accounts

The Company uses estimates to determine the amount of the allowance for doubtful accounts in order to reduce accounts receivable to their net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net receivable to the amount we reasonably believe will be collectible. Accounts receivable balances are not collateralized.

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

Compass Diversified Holdings

Notes to Consolidated Financial Statements — (Continued)

Depreciation is provided principally on the straight-line method over estimated useful lives. Leasehold improvements are amortized over the life of the lease or the life of the improvement, whichever is shorter.

The useful lives are as follows:

Machinery and Equipment	2 to 7 years
Office Furniture and Equipment	3 to 7 years
Buildings and Building Improvements	2 to 15 years
Vehicles	2 to 10 years
Leasehold Improvements	Shorter of useful life or lease term

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

Goodwill and intangible assets

Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Goodwill is tested for impairment at least annually as of April 30th of each year, unless circumstances otherwise dictate, by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a discounted cash flow methodology and includes management’s assumptions on revenue growth rates, operating margins, appropriate discount rates and expected capital expenditures. Impairments, if any, are charged directly to earnings. Intangible assets, which include customer relations, trade names, technology and licensing agreements that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable.

Deferred charges

Deferred charges representing the costs associated with the issuance of debt instruments are amortized over the life of the related debt instrument.

Insurance reserves

Insurance reserves represent estimated costs of self insurance associated with workers’ compensation at the Company’s subsidiary CBS Personnel. The reserves for workers’ compensation are based upon actuarial assumptions of individual case estimates and incurred but not reported (“IBNR”) losses. At December 31, 2007 and 2006, the current portion of these reserves are included as a component of accounts payable and accrued liabilities and the non-current portion is included as a component of other non-current liabilities.

Supplemental Put

As distinct from its role as Manager of the Company, CGM is also the owner of 100% of the allocation interests in the Company. Concurrent with the IPO, CGM and the Company entered into a Supplemental Put Agreement, which may require the Company to acquire these allocation interests upon termination of the Management Services Agreement. Essentially, the put rights granted to CGM require the Company to acquire CGM’s allocation interests in the Company at a price based on a percentage of the increase in fair value in the Company’s businesses over its basis in those businesses. Each fiscal quarter the Company estimates the fair value of its businesses for the purpose of determining its potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. For the years ended December 31, 2007 and

Compass Diversified Holdings

Notes to Consolidated Financial Statements — (Continued)

2006, the Company recognized approximately $7.4 million and $22.5 million, respectively, in non-cash expense related to the Supplemental Put Agreement. Upon the sale of any of our majority owned subsidiaries, the Company will be obligated to pay CGM the amount of the accrued supplemental put liability allocated to the sold subsidiary. Approximately $7.9 million of this liability is reflected in current liabilities at December 31, 2006 as the Company paid CGM this amount in the first quarter of fiscal 2007, upon the sale of Crosman.

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

Earnings per share

Basic and diluted income per share is computed on a weighted average basis. The weighted average number of Trust shares outstanding for fiscal 2006 was computed based on 100 shares of allocation interests outstanding for the period January 1, 2006 through December 31, 2006, 19,500,000 Trust shares, for the period from May 16, 2006 through December 31, 2006 and 950,000 additional Trust shares (issued in connection with the acquisition of Anodyne) for the period from August 1, 2006 through December 31, 2006.

The weighted average number of Trust shares outstanding for fiscal 2007 was computed based on 20,450,000 shares outstanding for the period January 1, 2007 through December 31, 2007 and 9,875,000 additional shares outstanding issued in connection with our secondary offering for the period May 8, 2007 through December 31, 2007, and 1,200,000 shares outstanding issued in connection with the over-allotment for the period May 20, 2007 through December 31, 2007. The Company did not have any option plan or other potentially dilutive securities outstanding at December 31, 2007.

Minority Interest

Minority interest represents the portion of a subsidiary’s net income that is owned by minority shareholders. The following table reflects the Company’s percent ownership (on a primary basis), of its majority owned subsidiaries, which we refer to as our businesses:

	% Ownership	% Ownership
Business	December 31, 2007	December 31, 2006

Advanced Circuits	70.2	70.2
Aeroglide	88.9	—
American Furniture	93.9	—
Anodyne	43.5	47.3
CBS Personnel	96.5	96.1
HALO	73.6	—
Silvue	72.3	72.7

Advertising costs

All advertising costs are expensed in operations as incurred. Advertising costs were $4.2 million and $2.5 million during the years ended December 31, 2007 and 2006, respectively.

Compass Diversified Holdings

Notes to Consolidated Financial Statements — (Continued)

Research and development

Research and development costs are charged to operations when incurred. Research and development expense was approximately $1.5 million and $1.8 million for the years ended December 31, 2007 and 2006, respectively, which includes approximately $1.1 million of in-process research and development costs charged to expense in fiscal 2006 in connection with the purchase asset allocation of Silvue on May 16, 2006.

Loss on debt extinguishment

Loss on debt extinguishment for the year ended December 31, 2006 consisted of approximately $2.6 million incurred in prepayment fees and $5.7 million in unamortized debt issuance costs written off all in connection with terminating our Prior Financing Agreement on November 21, 2006.

Employee retirement plans

The Company and each of its subsidiaries sponsor defined contribution retirement plans, such as 401(k) or profit sharing plans. Employee contributions to the plan are subject to regulatory limitations and the specific plan provisions. The Company and its subsidiaries may match these contributions up to levels specified in the plans and may make additional discretionary contributions as determined by management. The total employer contributions to these plans were $1.7 and $0.6 million for the years ended December 31, 2007 and 2006, respectively.

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

Recent accounting pronouncements

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The tax benefit is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. If a tax position is not considered more likely than not to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional annual disclosures including interest and penalties. The Company adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. .

In September 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. This standard is not expected to have a material impact on the Company’s future consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. This standard is not expected to have a material impact on our future consolidated financial statements.

Compass Diversified Holdings

Notes to Consolidated Financial Statements — (Continued)

In June 2007 the FASB ratified EITF No. 07-3, or EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities . EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. This standard is not expected to have a material impact on our future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. This Statement will have an impact on future acquisitions that we make in fiscal 2009. We are still assessing the impact this Standard may have on our future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, or SFAS 160, which we will adopt on January 1, 2009. SFAS 160 will significantly change the accounting and reporting related to a non-controlling interest in a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. After adoption, non-controlling interests will be classified as shareholders’ equity, a change from its current classification between liabilities and shareholders’ equity. Earnings attributable to minority interests will be included in net income, although such earnings will continue to be deducted to measure earnings per share. Purchases and sales of minority interests will be reported in equity.

Note C —	Acquisition of Businesses

From May 16, 2006 through December 31, 2007 the Company completed eight acquisitions as follows:

May 16, 2006	August 1, 2006	February 28, 2007	August 31, 2007

Advanced Circuits	Anodyne	Aeroglide	American Furniture
CBS Personnel		HALO
Silvue
Crosman

One of the Company’s acquisitions, Crosman Acquisition Corporation (“Crosman”) was sold in January 2007 (see Note D “Discontinued Operations”)

The acquisition of majority interests in each of the Company’s businesses has been accounted for under the purchase method of accounting. The preliminary purchase price allocation was based on estimates of the fair value

Compass Diversified Holdings

Notes to Consolidated Financial Statements — (Continued)

of the assets acquired and liabilities assumed. The fair values assigned to the acquired assets were developed from information supplied by management and valuations supplied by independent appraisal experts.

Allocation of Purchase Price

The Company’s acquisitions in 2007 and 2006 have been accounted for under the purchase method of accounting. The results of operations of each of the Company’s acquisitions are included in the consolidated financial statements from their date of acquisition. In accordance with SFAS No. 141 a deferred tax liability, aggregating $24.6 million and $34.3 million, was recorded to reflect the net increase in the financial accounting basis of the assets acquired over their related income tax basis in 2007 and 2006 respectively. For the 2007 acquisitions initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed.

As part of the acquisition of the businesses the Company allocated approximately $70.7 million and $110.9 million of the purchase price in 2007 and 2006, respectively, to customer relations in accordance with EITF 02-17. “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” The Company will amortize the amount allocated to customer relationships over periods ranging from 9 to16 years. In addition, the Company allocated approximately $16.9 million and $23.6 million of the purchase price in 2007 and 2006, respectively, to trade names and technology. The Company will amortize these amounts over periods ranging from 7 to 14 years. Trade names totaling approximately $28.8 million of the allocations have indefinite lives.

The estimated fair value of assets acquired and liabilities assumed that were accounted for as a business combination relating to the acquisitions of the Company’s businesses in 2006 and 2007 are summarized below:

2006 acquisitions

	CBS
	Personnel	Crosman(2)	ACI	Silvue	Anodyne	Total
	(In thousands)

Assets:
Current assets(1)	$65,033	$34,793	$5,737	$6,597	$6,347	$118,507
Property, plant and equipment	2,617	9,983	3,158	2,137	1,909	19,804
Intangible assets	71,200	19,150	20,700	26,920	10,890	148,860
Goodwill	60,073	28,783	59,563	18,034	21,507	187,960
Other assets	1,927	3,500	592	517	5,867	12,403

Total assets	200,850	96,209	89,750	54,205	46,520	487,534
Liabilities:
Current liabilities	34,741	15,442	5,669	6,668	2,991	65,511
Other liabilities	108,149	48,944	46,396	21,891	12.636	238,016
Minority interests	3,401	5,703	2,259	2,427	10,593	24,383

Total liabilities and minority interests	146,291	70,089	54,324	30,986	26,220	327,910
Costs of net assets acquired	54,559	26,120	35,426	23,219	20,300	159,624
Loans to businesses	73,228	46,477	45,606	14,294	10,750	190,355

	$127,787	$72,597	$81,032	$37,513	$31,050	$349,979

(1)	Includes approximately $8.2 million in cash.

(2)	See Footnote D “Discontinued Operations”.

Compass Diversified Holdings

Notes to Consolidated Financial Statements — (Continued)

2007 acquisitions

	Aeroglide	HALO	AFM	Total
	(In thousands)

Assets:
Current assets(3)	$15,517	$25,468	$35,898	$76,883
Property, plant and equipment	7,003	1,877	5,174	14,054
Intangible assets	22,250	35,270	33,480	91,000
Goodwill	29,239	32,120	40,598	101,957
Other assets	903	1,050	1,652	3,605

Total assets	74,912	95,785	116,802	287,499
Liabilities:
Current liabilities	14,327	16,377	7,378	38,082
Other liabilities	39.000	55,908	80,674	175,582
Minority interests	2,350	2,750	1,750	6,850

Total liabilities and minority interests	55,677	75,035	89,802	220,514
Costs of net assets acquired	19,235	20,750	27,000	66,985
Loans to businesses	39,000	41,576	69,969	150,545

	$58,235	$62,326	$96,969	$217,530

(3)	Includes approximately $1.7 million in cash.

Unaudited Pro Forma Information

The following unaudited pro forma data for the years ended December 31, 2006 and 2007, respectively gives effect to the acquisition of the businesses as described above, as if the acquisitions had been completed as of January 1, 2006. The pro forma data gives effect to actual operating results and adjustments to interest expense, depreciation and amortization expense and minority interests in the acquired businesses. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representative of these results for any future period.

Year Ended December 31, 2006	Total
(In thousands,
except per share data)

Net sales	$970,956
Loss from continuing operations before income taxes and minority interests	$(18,250)
Net loss	$(23,267)
Basic and fully diluted loss per share	$(1.14)

Compass Diversified Holdings

Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2007	Total
(In thousands,
except per share data)

Net sales	$1,053,421
Income from continuing operations before income taxes and minority interests	$31,327
Net income	$40,389
Basic and fully diluted income per share	$1.46

In addition to the acquisitions reflected above, the Company’s subsidiaries Anodyne and HALO acquired two add-on businesses during 2007 for a total purchase price aggregating approximately $8.1 million. Goodwill totaling approximately $4.3 million was initially recorded in connection with these transactions.

Note D —	Discontinued Operations

On January 5, 2007, the Company sold all of its interest in Crosman, an operating segment for approximately $143.0 million. Closing and other transactions costs totaled approximately $2.4 million. The Company’s share of the net proceeds, after accounting for the redemption of Crosman’s minority holders and the payment of CGM’s profit allocation was approximately $110.0 million. The Company recognized a gain in fiscal 2007 of approximately $35.8 million. $85.0 million of the net proceeds were used to repay amounts outstanding under the Company’s Revolving Credit Facility. The remaining net proceeds were invested in short term investment securities pending future applications.

The components of discontinued operations of the Crosman operating segment for the period of May 16, 2006 to December 31, 2006, are as follows, (in thousands):

Net sales	$72,316
Costs and expenses	59,039

Income from discontinued operations	13,277
Other income , net	182

Income from discontinued operations before taxes	13,459
Provision for taxes	3,367
Minority interests	1,705

Net income from discontinued operations(1)	$8,387

(1)	This amount does not include intercompany interest expense incurred totaling approximately $3.2 million.

Compass Diversified Holdings

Notes to Consolidated Financial Statements — (Continued)

The following reflects summarized financial information for the Crosman operating segment as of December 31, 2006:

December 31, 2006
(In thousands)

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

At December 31, 2007, the Company had seven reportable operating business segments. The Company had no reportable segments as of December 31, 2005. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

•	Advanced Circuits, Inc. (“ACI or “Advanced Circuits”), is an electronic components manufacturing company and a provider of prototype and quick-turn printed circuit boards. ACI manufactures and delivers custom printed circuit boards to customers in the United States.

•	Aeroglide Corporation (“Aeroglide”), is a leading global designer and manufacturer of industrial drying and cooling equipment. Aeroglide provides specialized thermal processing equipment designed to remove moisture and heat as well as roast, toast and bake a variety of processed products. Its machinery includes conveyer driers and coolers, impingement driers, drum driers, rotary driers, toasters, spin cookers and coolers, truck and tray driers and related auxiliary equipment and is used in the production of a variety of human foods, animal and pet feeds and industrial products. Aeroglide utilizes an extensive engineering department to custom engineer each machine for a particular application.

•	American Furniture Manufacturing, Inc. (“AFM or “American Furniture”), is a leading domestic manufacturer of upholstered furniture for the promotional segment of the marketplace. AFM offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and

Compass Diversified Holdings

Notes to Consolidated Financial Statements — (Continued)

complementary products, sold primarily at retail price points ranging between $199 and $699. AFM is a low-cost manufacturer and is able to ship any product in its line within 48 hours of receiving an order.

•	Anodyne Medical Device, Inc (“Anodyne”) is a manufacturer of medical support surfaces primarily used for the prevention and treatment of pressure wounds experienced by patients with limited or no mobility and patient positioning devices Anodyne is headquartered in California and its products are sold primarily in North America.

•	CBS Personnel Holdings, Inc. (“CBS Personnel”) is a human resources outsourcing firm and a provider of temporary staffing services in the United States. CBS Personnel serves approximately 4,000 corporate and small business clients. CBS Personnel also offers employee leasing services, permanent staffing and temporary-to-permanent placement services.

•	HALO Branded Solutions, Inc. (“HALO”), operating under the brand names of HALO and Lee Wayne, serves as a one-stop shop for over 30,000 customers providing design, sourcing, management and fulfillment services across all categories of its customer promotional product needs. HALO has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 700 account executives.

•	Silvue Technologies Group, Inc. (“Silvue”), is a global hard-coatings company and a developer and producer of proprietary, high performance liquid coating systems used in the high — end eye-ware, aerospace, automotive and industrial markets. Silvue has sales and distribution operations in the United States, Europe and Asia as well as manufacturing operations in the United States and Asia.

In January 2008, the Company purchased a majority interest in two additional businesses. (See Note P “Subsequent Events”.)

The tabular information that follows shows data of reportable segments reconciled to amounts reflected in the consolidated financial statements. There are no inter-segment transactions.

A disaggregation of the Company’s consolidated revenue, which are primarily from sales within the United States, and other financial data for the years ended December 31, 2007 and 2006 is presented below, (in thousands):

Net sales of business segments

	Year Ended December 31,
	2007	2006

ACI	$52,292	$30,581
Aeroglide	53,591	—
American Furniture	46,981	—
Anodyne	44,189	12,171
CBS Personnel	569,880	352,421
HALO	128,449	—
Silvue	22,521	15,700

Total	917,903	410,873
Reconciliation of segment revenues to consolidated net sales:
Corporate and other	—	—

Total consolidated net sales	$917,903	$410,873

Compass Diversified Holdings

Notes to Consolidated Financial Statements — (Continued)

Profit of business segments(1)

	Year Ended December 31,
	2007	2006

ACI	$17,078	$7,483
Aeroglide	2,488	—
American Furniture	2,702	—
Anodyne	2,936	(557)
CBS Personnel	22,542	17,079
HALO	7,006	—
Silvue	6,520	4,694

Total	61,272	28,699

Reconciliation of segment profit to consolidated income from continuing operations before income taxes and minority interests:
Interest , net	(4,536)	(5,323)
Loss on debt extinguishment	—	(8,275)
Other income (loss)	(40)	541
Corporate and other(2)	(29,531)	(36,735)

Total consolidated loss from continuing operations before income taxes and minority interests	$27,165	$(21,093)

(1)	Segment profit represents operating income

(2)	Corporate and other consists of charges at the corporate level and purchase accounting adjustments

	Accounts	Accounts
	Receivable	Receivable
	December 31,	December 31,
	2007	2006

ACI	$2,913	$3,054
Aeroglide	10,555	—
American Furniture	10,965	—
Anodyne	8,687	4,329
CBS Personnel	62,537	68,133
HALO	29,820	—
Silvue	2,879	2,710

Total	128,356	78,226
Reconciliation of segments to consolidated amount:
Corporate and other	—	—

Total	128,356	78,226
Allowance for doubtful accounts and other	(3,313)	(3,327)

Total consolidated net accounts receivable	$125,043	$74,899

Compass Diversified Holdings

Notes to Consolidated Financial Statements — (Continued)

Goodwill and identifiable assets of business segments

					Depreciation and Amortization
					Expense for
	Goodwill December 31,		Identifiable Assets December 31,(3)		the Year Ended
	2007	2006	2007	2006	2007	2006

ACI	$50,659	50,659	$22,608	$24,438	$3,588	$2,040
Aeroglide	29,863	—	34,100	—	5.536	—
American Furniture	41,471	—	71,110	—	1,160	—
Anodyne	19,555	18,418	25,713	21,990	2,338	763
CBS Personnel	60,768	60,569	24,808	23,395	2,316	1,372
HALO	33,381	—	41,645	—	2,280	—
Silvue	11,328	11,255	15,852	15,269	1,099	690

Total	247,025	140,901	235,836	85,092	18,317	4,865
Reconciliation of segments to consolidated amount:					—	—
Corporate and other identifiable assets	—	—	199,982	206,455	5,790	3,600
Amortization of debt issuance costs	—	—	—	—	1,224	—
Goodwill carried at Corporate level	20,116	18,250	—	—	—	—

Total	$267,141	$159,151	$435,818	$291,547	$25,331	$8,465

(3)	Not including accounts receivable scheduled above

Note F —	Inventories

Inventories are stated at the lower of cost or market determined on the first-in, first-out method. Cost includes raw materials, direct labor and manufacturing overhead. Market value is based on current replacement cost for raw materials and supplies and on net realizable value for finished goods. Inventory consisted of the following (in thousands):

	Year Ended December 31,
	2007	2006

Raw materials and supplies	$23,465	$3,663
Finished goods	15,509	1,135
Less: obsolescence reserve	(635)	(42)

	$38,339	$4,756

Compass Diversified Holdings

Notes to Consolidated Financial Statements — (Continued)

Note G —	Property, plant and equipment

Property, plant and equipment is comprised of the following (in thousands):

	Years Ended December 31,
	2007	2006
	(In thousands)

Land and improvements	1,843	—
Machinery and equipment	15,900	4,489
Office furniture and equipment	9,213	5,190
Buildings and building improvements	4,519	886
Leasehold improvements	4,002	1,873

	35,477	12,438
Less: Accumulated depreciation	(6,734)	(1,580)

	$28,743	$10,858

Depreciation expense was approximately $5.0 million and $1.6 million for the years ended December 31, 2007 and 2006, respectively.

Note H —	Commitments and Contingencies

Leases

The Company leases office facilities, computer equipment and software under operating arrangements. The future minimum rental commitments at December 31, 2007 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows:

(In thousands)

2008	$9,419
2009	8,320
2010	5,839
2011	4,502
2012	3,753
Thereafter	11,405

$43,238

The Company’s rent expense for the fiscal year ended December 31, 2007 and 2006 totaled $8.9 million and $4.2 million, respectively.

In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Compass Diversified Holdings

Notes to Consolidated Financial Statements — (Continued)

Note I —	Goodwill and other intangible assets

A reconciliation of the change in the carrying value of goodwill for the periods ended December 31, 2007 and 2006 are as follows (in thousands):

	Years Ended December 31,
	2007	2006

Balance at beginning of year	$159,151	$—
Acquisition of businesses	106,250	159,151
Adjustments to purchase accounting	1,740	—

Balance at end of year	$267,141	$159,151

Approximately $128.7 million of goodwill is deductible for income tax purposes.

Other intangible assets subject to amortization are comprised of the following at December 31, 2007 and 2006 (in thousands):

	Years Ended December 31,		Weighted.
	2007	2006	Average Life

Customer relations	$181,537	$110,876	12
Technology	11,691	9,600	11
Distributor relations and backlog	4,780	—	2
Licensing agreements and anti-piracy covenants	3,561	1,217	4

	201,569	121,693
Accumulated amortization customer and distributor relations	(19,168)	(5,913)
Accumulated amortization technology	(2,015)	(694)
Accumulated amortization distributor relations and backlog	(3,863)	—
Accumulated amortization licensing and anti-piracy covenants	(995)	(166)

	175,528	114,920
Trade names, not subject to amortization	28,770	13,970

Total	$204,298	$128,890

Estimated charges to amortization expense of intangible assets over the next five years, is as follows, (in thousands):

2008	$16,306
2009	15,735
2010	14,704
2011	14,461
2012	14,445

$75,651

The Company’s amortization expense of intangible assets for the fiscal years ended December 31, 2007 and 2006 totaled $19.1 million and $6.8 million, respectively.

Compass Diversified Holdings

Notes to Consolidated Financial Statements — (Continued)

Note J —	Debt

On May 16, 2006, the Company entered into a Financing Agreement, dated as of May 16, 2006 (the “Initial Financing Agreement”), which was a $225.0 million secured credit facility with Ableco Finance LLC, as collateral and administrative agent. Specifically, the Initial Financing Agreement provided for a $60.0 million revolving line of credit commitment, a $50.0 million term loan and a $115.0 million delayed draw term loan commitment. This agreement was terminated on November 21, 2006.

On November 21, 2006, the Company obtained a $250.0 million Revolving Credit Agreement with an optional $50.0 million increase from a group of lenders led by Madison Capital, LLC (“Madison”) as Agent for all lenders. The Revolving Credit Agreement provided for a revolving line of credit. The initial proceeds of the Revolving Credit Agreement were used to repay $89.2 million of existing indebtedness and accrued interest and $2.6 million in prepayment fees under our Initial Financing Agreement which the Company terminated on November 21, 2006. In addition, the company wrote off the balance of its deferred loan fees capitalized in connection with the Initial Financing Agreement totaling approximately $5.7 million.

On December 7, 2007 we amended our $250 million Revolving Credit Agreement with a group of lenders led by Madison Capital, LLC. The amended agreement provides for a Revolving Credit Facility totaling $325 million and a Term Loan Facility totaling $150 million (collectively “Credit Agreement”). The Term Loan Facility requires quarterly payments of $500,000 commencing March 31, 2008 with a final payment of the outstanding principal balance due on December 7, 2013. The Revolving Credit Facility matures on December 7, 2012. The Credit Agreement permits the Company to increase, over the next two years, the amount available under the Revolving Credit Facility by up to $25 million and the Term Loan Facility by up to $150 million, subject to certain restrictions and Lender approval. Availability under the Revolving Credit Facility is limited to the lesser of $325 million or the Company’s borrowing base at the time of borrowing. The Company incurred approximately $5.8 million in fees and costs for the arrangement of the Credit Agreement during 2007. These costs were capitalized and are being amortized over the life of the loans. Approximately $1.2 million was amortized to debt issuance cost in 2007 in connection with these capitalized costs.

The Revolving Credit Facility allows for loans at either base rate or LIBOR. Base rate loans bear interest at a fluctuating rate per annum equal to the greater of (i) the prime rate of interest published by the Wall Street Journal and (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period, plus a margin ranging from 1.50% to 2.50% based upon the ratio of total debt to adjusted consolidated earnings before interest expense, tax expense, and depreciation and amortization expenses for such period (the “Total Debt to EBITDA Ratio”). LIBOR loans bear interest at a fluctuating rate per annum equal to the London Interbank Offer Rate, or LIBOR, for the relevant period plus a margin ranging from 2.50% to 3.50% based on the Total Debt to EBITDA Ratio. We are required to pay commitment fees ranging between 0.75% and 1.25% per annum on the unused portion of the Revolving Credit Facility

The Company is subject to certain customary affirmative and restrictive covenants arising under the Revolving Credit Facility, in addition to financial covenants that require the Company:

•	to maintain a minimum fixed charge coverage ratio of at least 1.5 to 1.0;

•	to maintain a minimum interest coverage ratio of at least 2.75 to 1.0; and

•	to maintain a total debt to EBITDA ratio not to exceed 3.5: 1.0.

The Lenders have agreed to issue letters of credit in an aggregate face amount of up to $100.0 million. Letters of credit outstanding at December 31, 2007 total approximately $26.0 million. These fees aggregating approximately $0.6 million are reflected as a component of interest expense.

A breach of any of these covenants will be an event of default under the Revolving Credit Facility. Upon the occurrence of an event of default under the Credit Agreement, the Revolving Credit Facility may be terminated, the

Compass Diversified Holdings

Notes to Consolidated Financial Statements — (Continued)

Term Loan and all outstanding loans and other obligations under the Credit Agreement may become immediately due and payable and any letters of credit then outstanding may be required to be cash collateralized, and the Agent and the Lenders may exercise any rights or remedies available to them under the Credit Agreement, the Collateral Agreement or any other documents delivered in connection therewith. Any such event may materially impair the Company’s ability to conduct its business.

The Term Loan Facility bears interest at either base rate or LIBOR. Base rate loans bear interest at a fluctuating rate per annum equal to the greater of (i) the prime rate of interest published by the Wall Street Journal and (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period plus a margin of 3.0%. LIBOR loans bear interest at a fluctuating rate per annum equal to the London Interbank Offer Rate, or LIBOR, for the relevant period plus a margin of 4.0%.

The Credit Agreement is secured by a first priority lien on all the assets of the Company, including, but not limited to, the capital stock of the businesses, loan receivables from the Company’s businesses, cash and other assets. The Revolving Credit Facility also requires that the loan agreements between the Company and its businesses be secured by a first priority lien on the assets of the businesses subject to the letters of credit issued by third party lenders on behalf of such businesses.

At December 31, 2007 the Company had no revolving credit commitments outstanding and availability of approximately $325.0 million under its Revolving Credit Facility and $150 million in Term Loans outstanding. The Company was in compliance with all covenants. The Company intends to use the availability under the Revolving Credit Facility to pursue acquisitions of additional businesses to the extent permitted under its Financing Agreement and to provide for working capital needs.

On January 22, 2008 we entered into a three-year interest rate swap (“Swap”) agreement with a bank, fixing the rate of $140 million at 7.35% on a like amount of variable rate Term Loan Facility borrowings. The Swap is designated as a cash flow hedge and is anticipated to be highly effective.

On September 6, 2006, our majority owned subsidiary, Silvue entered into an unsecured working capital credit facility for its operations in Japan with The Chiba Bank Ltd. This credit facility provides Silvue with the ability to borrow up to approximately $3.25 million (400,000,000 yen) for working capital needs. The facility was renewed under substantially the same terms in May 2007. Outstanding obligations under this facility bear interest at the rate of 2.375% per annum. As of December 31, 2007, the Company had approximately $2.8 million outstanding under this facility. The facility expires in May 2008 and is guaranteed by Silvue.

Compass Diversified Holdings

Notes to Consolidated Financial Statements — (Continued)

Note K —	Income taxes

Compass Diversified Holdings and Compass Group Diversified Holdings LLC are classified as partnerships for U.S. Federal income tax purposes and are not subject to income taxes. Each of the Company’s majority owned subsidiaries are subject to Federal and state income taxes.

Components of the Company’s income tax expense (benefit) are as follows:

	Years Ended December 31,
	2007	2006
	(In thousands)

Current taxes
Federal	$9,716	$5,752
State	1,303	855
Foreign	967	665

Total current taxes	11,986	7,272

Deferred taxes:
Federal	(1,105)	(1,673)
State	(476)	(267)
Foreign	286	(34)

Total deferred taxes	(1,295)	(1,974)

Total tax expense	$10,691	$5,298

Compass Diversified Holdings

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary difference that have resulted in the creation of deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Tax credits	$2,096	$1,728
Accounts receivable and allowances	975	929
Workers’ compensation	8,007	6,547
Accrued expenses	1,931	2,134
Loan forgiveness	68	993
Other	1,772	1,116

Total deferred tax assets	14,849	13,447
Less:
Valuation allowance	(2,455)	(1,728)

Net deferred tax asset	$12,394	$11,719

Deferred tax liabilities:
Intangible assets	$(64,650)	$(41,328)
Property and equipment	(1,997)	(346)
Prepaid and other expenses	(1,791)	(550)
Deferred income	(792)	—

Total deferred tax liabilities	$(69,230)	$(42,224)

Total net deferred tax liability	$(56,836)	$(30,505)

For the tax years ending December 31, 2007 and 2006, the Company recognized approximately $69.2 and $42.2 million, respectively in deferred tax liabilities. A significant portion of the balance in deferred tax liabilities reflects temporary differences in the basis of property and equipment and intangible assets related to the Company’s purchase accounting adjustments in connection with the acquisition of the businesses. For financial accounting purposes the Company recognized a significant increase in the fair values of the intangible assets and property and equipment. For income tax purposes the existing tax basis of the intangible assets and property and equipment is utilized. In order to reflect the increase in the financial accounting basis over the existing tax basis, a deferred tax liability was recorded. This liability will decrease in future periods as these temporary differences reverse.

A valuation allowance relating to the realization of foreign tax credits and net operating losses of approximately $2.5 and $1.7 million has been provided at December 31, 2007 and 2006. A valuation allowance is provided whenever it is more likely than not that some or all of deferred assets recorded may not be realized. For the tax years ending December 31, 2007 and 2006, the Company believes that a portion of deferred tax assets recorded will not be realized in the future.

Compass Diversified Holdings

Notes to Consolidated Financial Statements — (Continued)

The reconciliation between the Federal Statutory Rate and the effective income tax rate for 2007 and 2006 are as follows:

	2007	2006

United States Federal Statutory Rate	35.0%	(34.0)%
Foreign and state income taxes (net of Federal benefits)	6.6	4.7
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders	2.2	53.7
Loss on foreign debt refinancing not deductible	—	1.5
Credits and other	(4.4)	(0.8)

Effective income tax rate	39.4%	25.1%

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007. The adoption did not result in a cumulative adjustment to the Company’s accumulated earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands) :

Balance at the beginning of the year	$—
Additions for current year tax provisions	245
Additions for prior years’ tax positions	103

Balance at end of year	$348

Included in the unrecognized tax benefits of $348 at December 31, 2007 is $251 of tax benefits that, if recognized, would affect our effective tax rate. The Company accrues interest and penalties related to uncertain tax positions, as of January 1, 2007 and December 31, 2007, there is $0 and $42 accrued, respectively. The Company does not expect our unrecognized tax benefits to change significantly over the next twelve months.

The Company and its majority owned subsidiaries file U.S., state and foreign income tax returns in many jurisdictions with varying statutes of limitations. The 2003 through 2007 tax years generally remain subject to examinations by the taxing authorities. Currently, there are no income tax examinations in process.

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

On May 16, 2006, the Company completed its initial public offering of 13,500,000 shares of the Trust at an offering price of $15.00 per share (“the IPO”). Total net proceeds from the IPO, after deducting the underwriters’ discounts, commissions and financial advisory fee, were approximately $188.3 million. On May 16, 2006, the Company also completed the private placement of 5,733,333 shares to Compass Group Investments, Inc (“CGI”) for approximately $86.0 million and completed the private placement of 266,667 shares to Pharos I LLC, an entity controlled by Mr. Massoud, the Chief Executive Officer of the Company, and owned by our management team, for approximately $4.0 million. CGI also purchased 666,667 shares for $10.0 million through the IPO

In connection with the purchase of Anodyne on July 31, 2006, the Company issued 950,000 shares of the Trust as part of the payment price. The shares were valued at $13.77 per share for a total of $13.1 million.

Compass Diversified Holdings

Notes to Consolidated Financial Statements — (Continued)

On May 8, 2007 the Company completed a secondary public offering of 9,200,000 trust shares (including the underwriter’s over-allotment of 1,200,000 shares) at an offering price of $16.00 per share. Simultaneous with the sale of the trust shares to the public, Compass Group Investments, Inc. purchased, through a wholly-owned subsidiary, 1,875,000 trust shares at $16.00 per share in a separate private placement. The net proceeds of the secondary offering to the Company, after deducting underwriter’s discount and offering costs totaled approximately $168.7 million. The Company used a portion of the net proceeds to repay the outstanding balance on its Revolving Credit Facility.

On October 10, 2007, Advanced Circuits distributed approximately $47.0 million in cash distributions to Compass AC Holdings, Inc. (“ACH”), Advanced Circuits’s sole shareholder, and by ACH to its shareholders, including the Company,. The Company’s share of the cash distribution was approximately $33.0 million with approximately $14.0 million being distributed to ACH’s other shareholders. The Company funded this distribution by making additional borrowings to ACI of $47.0 million.

The minority interests’ share of the distribution exceeded Advanced Circuit’s cumulative earnings (“excess distribution”) by approximately $10.0 million as of December 31, 2007. As a result, in accordance with EITF 95-7, “Implementation Issues Related to the Minority Interests in Certain Real Estate Investment Trusts”, the excess distribution of approximately $10.0 million was charged to minority interest in the Company’s consolidated income statement, where it is effectively absorbed by the majority interest. This excess distribution will be absorbed in the future against minority interest income, if any, of Advanced Circuits.

During the year ended December 31, 2007 the company paid the following distributions:

•	On January 24, 2007, the Company paid a distribution of $0.30 per share to holders of record as of January 18, 2007.

•	On April 24, 2007, the Company paid a distribution of $0.30 per share to holders of record as of April 18, 2007.

•	On July 27, 2007, the Company paid a distribution of $0.30 per share to holders of record as of July 25, 2007.

•	On October 26, 2007 the Company paid a distribution of $0.325 per share to holders of record as of October 23, 2007

On January 30, 2008 the Company paid a distribution of $0.325 per share to holders of record as of January 25, 2008.

The Trust and the Company have a current shelf registration statement filed with the Securities and Exchange Commission under which it may issue additional Trust shares that may be offered in one or more offerings on terms to be determined at the time of the offering. Net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, capital expenditures and acquisitions and distributions.

Note M —	Unaudited Quarterly Financial Data

The following table presents our unaudited quarterly financial data. This information has been prepared on a basis consistent with that of our audited consolidated financial statements and all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the unaudited

Compass Diversified Holdings

Notes to Consolidated Financial Statements — (Continued)

quarterly financial data. Our quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	2007 Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Total
	(In thousands)

Net sales	$176,319	$218,249	$235,382	$287,953	$917,903
Gross profit	$42,616	$58,175	$62,992	$80,410	$244,193
Operating income (loss)	$3,406	$5,509	$8,382	$15,678	$32,975
Income (loss) from continuing operations	$883	$2,532	$4,355	$(3,236)	$4,534
Income (loss) from discontinued operations, net of taxes	$36,038	$—	$—	$(204)	$35,834
Net income (loss)	$36,921	$2,532	$4,355	$(3,440)	$40,368
Basic and diluted net income (loss) per share from continuing operations	$0.04	$0.09	$0.14	$(0.10)	$0.16	(a)
Basic and diluted net income (loss) per share from discontinued operations	$1.77	$—	$—	$(0.01)	$1.30	(a)
Basic and diluted net income (loss) per share	$1.81	$0.09	$0.14	$(0.11)	$1.46	(a)

	2006 Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Total
	(In thousands)

Net sales	$—	$80,194	$159,073	$171,606	$410,873
Gross profit	—	$18,898	$38,158	$42,176	$99,232
Operating income (loss)	—	$2,101	$(954)	$(8,404)	$(7,257)
Income (loss) from continuing operations	—	$210	$(7,288)	$(20,558)	$(27,636)
Income from discontinued operations, net of taxes		$1,902	$3,404	$3,081	$8,387
Net income (loss)	—	$2,112	$(3,884)	$(17,477)	$(19,249)
Basic and diluted net income (loss) per share from continuing operations	—	$0.02	$(0.36)	$(1.00)	$(2.18	)(a)
Basic and diluted net income per share from discontinued operations	—	$0.19	$0.17	$0.15	$0.66	(a)
Basic and diluted net income (loss) per share	—	$0.21	$(0.19)	$(0.85)	$(1.52	)(a)

(a)	Per-share data does not cross-foot due to share issuance during the year and its impact on weighted shares outstanding during the periods.

Compass Diversified Holdings

Notes to Consolidated Financial Statements — (Continued)

Note N —	Supplemental Data

Supplemental Balance Sheet Data (in thousands):

	December 31,	December 31,
	2007	2006

Summary of accrued expenses:
Accrued payroll and fringes	$28,923	$21,419
Current portion of workers compensation liability	6,881	7,664
Income taxes payable	2,077	1,680
Accrued interest	1,300	941
Other accrued expenses	10,638	6,882

	$49,819	$38,586

	December 31,	December 31,
	2007	2006

Summary of other non-current liabilities:
Workers compensation	$16,791	$13,198
Liabilities associated with stock purchase agreements at Advanced Circuits	3,690	3,375
Other non-current liabilities	1,126	763

	$21,607	$17,336

Supplemental Cash Flow Statement Data (in thousands):

	December 31,	December 31,
	2007	2006

Other cash flow data:
Interest paid	$6,489	$4,686
Taxes paid	12,136	7,821

Note O —	Related party transactions

The Company has entered into the following agreements with Compass Group Management LLC:

•	Management Services Agreement

•	LLC Agreement

•	Supplemental Put Agreement

Management Services Agreement — The Company entered into a Management Services Agreement (“Agreement”) with CGM effective May 16, 2006. The Agreement provides for, among other things, CGM to perform services for the Company in exchange for a management fee paid quarterly and equal to 0.5% of the Company’s adjusted net assets. The Company amended the Agreement on November 8, 2006, to clarify that adjusted net assets are not reduced by non-cash charges associated with the Supplemental Put Agreement, which amendment was unanimously approved by the Compensation Committee and the Board of Directors. The management fee is

Compass Diversified Holdings

Notes to Consolidated Financial Statements — (Continued)

required to be paid prior to the payment of any distributions to shareholders. For the year ended December 31, 2007 and 2006, the Company incurred the following management fees to CGM, by entity:

	Year Ended December 31,
	2007	2006
	(In thousands)

Advanced Circuits	$500	$315
Aeroglide	417	—
American Furniture	167	—
Anodyne	350	145
CBS Personnel	1,055	674
HALO	417	—
Silvue	350	218
Corporate	7,632	3,024

Total	$10,888	$4,376

Approximately $0.8 and $0.5 million of the management fees incurred were unpaid as of December 31, 2007 and 2006, respectively.

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

Supplemental Put Agreement — As distinct from its role as Manager of the Company, CGM is also the owner of 100% of the allocation interests in the Company. Concurrent with the IPO, CGM and the Company entered into a Supplemental Put Agreement, which may require the Company to acquire these allocation interests upon termination of the Management Services Agreement. Essentially, the put rights granted to CGM require the Company to acquire CGM’s allocation interests in the Company at a price based on a percentage of the increase in fair value in the Company’s businesses over its basis in those businesses. Each fiscal quarter the Company estimates the fair value of its businesses for the purpose of determining its potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. For the years ended December 31, 2007 and 2006, the Company recognized approximately $7.4 million and $22.5 million in non-cash expense related to the Supplemental Put Agreement.

On January 5, 2007, the Company sold its majority owned subsidiary, Crosman (see Note D “Discontinued Operations”). As a result of the sale, the Company was obligated to pay CGM its profit allocation, per the management services agreement. The profit allocation related to Crosman totaled approximately $7.9 million and was paid during the first quarter of 2007.

Anodyne Acquisition

On July 31, 2006, the Company acquired from CGI and its wholly-owned, indirect subsidiary, Compass Medical Mattress Partners, LP (the “Seller”) approximately 47.3% of the outstanding capital stock, on a fully-diluted basis, of Anodyne, representing approximately 69.8% of the voting power of all Anodyne stock. Pursuant to the same agreement, the Company also acquired from the Seller all of the Original Loans. On the same date, the Company entered into a Note Purchase and Sale Agreement with CGI and the Seller for the purchase from the Seller of a Promissory Note (“Note”) issued by a borrower controlled by Anodyne’s chief executive officer. The Note is secured by shares of Anodyne stock and guaranteed by Anodyne’s chief executive officer. The Note accrues interest

Compass Diversified Holdings

Notes to Consolidated Financial Statements — (Continued)

at the rate of 13% per annum and is added to the Note’s principal balance. The balance of the Note plus accrued interest totaled approximately $6.4 million at December 31, 2007. The Note matures in August, 2008. The Company recorded interest income totaling $0.8 and $0.3 million in 2007 and 2006, respectively, related to this note.

CGM acted as an advisor to the Company in the Anodyne transaction for which it received transaction services fees and expense payments totaling approximately $300,000 in 2006.

2007 Acquisitions

CGM acted as an advisor for each of the 2007 acquisitions (Aeroglide, HALO and American Furniture) for which it received transaction service and expense payments totaling approximately $2.1 million.

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

In connection with the issuance of the notes as described above, Advanced Circuits implemented a performance incentive program whereby the notes could either be partially or completely forgiven based upon the achievement of certain pre-defined financial performance targets. The measurement date for determination of any potential loan forgiveness is based on the financial performance of Advanced Circuits for the fiscal year ended December 31, 2010. The Company believes that the achievement of the loan forgiveness is probable and is accruing any potential forgiveness over a service period measured from the issuance of the notes until the actual measurement date of December 31, 2010. During fiscal 2007 and 2006, ACI accrued approximately $1.6 million for this loan forgiveness. This expense has been classified as a component of general and administrative expense.

Approximately $3.7 million is reflected as a component of other non-current liabilities in the consolidated balance sheets in connection with these two agreements at Advanced Circuits.

On October 10, 2007, the Company entered into an amendment to its Credit Agreement (the “Amendment”) with ACI, to amend that certain credit agreement, dated as of May 16, 2006, between the Company and ACI (the “Credit Agreement”). The Credit Agreement was amended to (i) provide for additional term loan borrowings of $47,000,000 and to permit the proceeds thereof to fund cash distributions totaling $47.0 million by ACI to Compass AC Holdings, Inc. (“ACH”), ACI’s sole shareholder, and by ACH to its shareholders, including the Company, (ii) extend the maturity dates of the loans under the Credit Agreement, and (iii) modify certain financial covenants of ACI under the Credit Agreement. The Company’s share of the cash distribution was approximately $33.0 million with approximately $14.0 million being distributed to ACH’s other shareholders. All other material terms and conditions of the Credit Agreement were unchanged.

American Furniture

AFM’s largest supplier, Independent Furniture Supply (“Independent”), is 50% owned by Mike Thomas, AFM’s CEO. AFM purchases polyfoam from Independent on an arms-length basis and AFM performs regular audits to verify market pricing. AFM does not have any long-term supply contracts with Independent. Total purchases from Independent during the 12 months ended December 31, 2007 31, 2007 totaled approximately $19.3 million and from August 31, 2007 (acquisition date) purchases from Independent were approximately $8.4 million

Compass Diversified Holdings

Notes to Consolidated Financial Statements — (Continued)

Cost Reimbursement

The Company reimbursed CGI, which owns 22.3% of the Trust shares, approximately $2.5 million for costs incurred by CGI in connection with the Company’s IPO in 2006. In addition, the Company reimbursed its Manager, CGM, approximately $1.8 million and $0.7 million, principally for occupancy and staffing costs incurred by CGM on the Company’s behalf during the years ended December 31, 2007 and 2006 respectively.

Note P —	Subsequent Events

Acquisition of Fox Factory

On January 4, 2008, we purchased a controlling interest in Fox Factory, Inc. (“Fox”). Headquartered in Watsonville, California, Fox is a designer, manufacturer and marketer of high end suspension products for mountain bikes, all-terrain vehicles, snowmobiles and other off-road vehicles. Fox both acts as a tier one supplier to leading action sport original equipment manufacturers and provides after-market products to retailers and distributors. The Company made loans to and purchased a controlling interest in Fox for approximately $80.9 million, representing approximately 76.0% of the outstanding common stock on a primary basis and 64.8% on a fully diluted basis

Compass Group Management LLC, our manager, acted as an advisor to the Company in the transaction, and received fees and expense payments totaling approximately $0.85 million.

Acquisition of Staffmark

On January 21, 2008, CBS Personnel acquired Staffmark Investment LLC (“Staffmark”). Under the terms of the Purchase Agreement, CBS Personnel purchased all of the outstanding equity interests of Staffmark, and Staffmark has become a wholly-owned subsidiary of CBS Personnel. Staffmark is a leading provider of commercial staffing services in the United States. Staffmark provides staffing services in 30 states through 222 branches and on-site locations. The majority of Staffmark’s revenues are derived from light industrial staffing, with the balance of revenues derived from administrative and transportation staffing, permanent placement services and managed solutions. Similar to CBS Personnel, Staffmark is one of the largest privately held staffing companies in the United States.

At closing, CBS Personnel repaid approximately $80 million of Staffmark debt and issued CBS common stock valued at approximately $47.9 million, representing approximately 28% of CBS Personnel’s outstanding common stock on a fully diluted basis.

Compass Group Management LLC, our manager, acted as an advisor to CBS Personnel in the transaction, and received fees and expense payments totaling approximately $1.23 million.

American Furniture Fire (unaudited)

On February, 12, 2008, American Furniture’s 1.2 million square foot corporate office and manufacturing facility in Ecru, MS was partially destroyed in a fire. Approximately 750 thousand square feet of the facility was impacted by the fire. The executive offices were fundamentally unaffected. The recliner and motion plant, although largely unaffected, suffered some smoke damage but resumed operations on February 21, 2008. There were no injuries related to the fire.

Compass Diversified Holdings

Notes to Consolidated Financial Statements — (Continued)

Temporarily, the Company has moved its stationary production lines into other facilities. In addition to its 45 thousand square foot ’flex’ facility, management has secured 166 thousand square feet of additional manufacturing and warehouse space in the surrounding Pontotoc area. The production lines at the ’flex’ facility were operating on February 18, 2008 and the other temporary production lines were operating on February 26, 2008. These temporary stationary production lines are fully operational and provide the company with approximately 90% of the pre-fire stationary production capabilities. Orders for stationary products are being addressed by these temporary facilities, whereas the orders for motion and recliner products are being addressed by the production facilities that were largely unaffected by the fire at the Ecru facility. Management continues to seek additional temporary manufacturing and warehouse space, and believes that it will be able to secure additional facilities and bring production back to the pre-fire levels within 90 days.

American Furniture is currently evaluating its business interruption and property insurance coverage as it pertains to this fire. The Company is unable at this time to reasonably determine the amount of loss, if any, that may ultimately be realized as a result of the fire.

SCHEDULE II — Valuation and Qualifying Accounts

	Balance at	Additions			Balance at
	beginning	Charge to Costs and	Other		End of
	of Year(1)	Expense	Charges	Deductions	Year
	(In thousands)

Allowance for doubtful accounts — 2006	$3,136	$1,087	$—	$896(2)	$3,327
Allowance for doubtful accounts — 2007	$3,327	$3,094	$—	$3,108(2)	$3,313
Valuation allowance for deferred tax assets - 2006	$1,589	$139	$—	$—	$1,728
Valuation allowance for deferred tax assets - 2007	$1,728	$727	$—	$—	$2,455

(1)	Balance at beginning of year for 2006, is May 16, 2006, the date we acquired our initial businesses.

(2)	Represent write-offs and rebate payments.

INDEX TO EXHIBITS

Exhibit
Number		Description

2.1		Stock and Note Purchase Agreement dated as of July 31, 2006, among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 2.1 of the 8-K filed on August 1, 2006)
3.1		Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the S-1 filed on December 14, 2005)
3.2		Certificate of Amendment to Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the 8-K filed on September 13, 2007)
3.3		Certificate of Formation of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 3.3 of the S-1 filed on December 14, 2005)
3.4		Amended and Restated Trust Agreement of Compass Diversified Trust (incorporated by reference to Exhibit 3.5 of the Amendment No. 4 to S-1 filed on April 26, 2006)
3.5		Amendment No. 1 to the Amended and Restated Trust Agreement, dated as of April 25, 2006, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the 8-K filed on May 29, 2007)
3.6		Second Amendment to the Amended and Restated Trust Agreement, dated as of April 25, 2006, as amended on May 23, 2007, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 3.2 of the 8-K filed on September 13, 2007)
3.7		Third Amendment to the Amended and Restated Trust Agreement dated as of April 25, 2006, as amended on May 25, 2007 and September 14, 2007, of Compass Diversified Holdings among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the 8-K filed on December 21, 2007)
3.8		Second Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated January 9, 2007 (incorporated by reference to Exhibit 10.2 of the 8-K filed on January 10, 2007)
4.1		Specimen Certificate evidencing a share of trust of Compass Diversified Holdings (incorporated by reference to Exhibit 4.1 of the S-3 filed on November 7, 2007)
4.2		Specimen Certificate evidencing an interest of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.2 of the 8-K filed on January 10, 2007)
10.1		Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Amendment No. 5 to S-1 filed on May 5, 2006)
10.2		Form of Supplemental Put Agreement by and between Compass Group Management LLC and Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.4 of the Amendment No. 4 to S-1 filed on April 26, 2006)
10.3		Employment Agreement by and between Compass Group Management LLC and James Bottiglieri dated as of September 28, 2005 (incorporated by reference to Exhibit 10.5 of the Amendment No. 3 to S-1 filed on April 13, 2006)
10.4		Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP (incorporated by reference to Exhibit 10.6 of the Amendment No. 5 to S-1 filed on May 5, 2006)
10.5		Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and Pharos I LLC (incorporated by reference to Exhibit 10.7 of the Amendment No. 5 to S-1 filed on May 5, 2006)
10.6		Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC, dated as of November 21, 2006 (incorporated by reference to Exhibit 10.1 of the 8-K filed on November 22, 2006)
10	.7*	First Amendment to Credit Agreement, entered into as of December 19, 2006, among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC

Exhibit
Number		Description

10.8		Increase Notice, Consent and Second Amendment to Credit Agreement, effective as of May 23, 2007, by and among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC (incorporated by reference to Exhibit 10.1 of the 8-K filed on May 29, 2007)
10.9		Third Amendment to Credit Agreement as of December 7, 2007, among Madison Capital Funding LLC, as Agent for the Lenders, the Existing Lenders and New Lenders and Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.1 of the 8-K filed on December 11, 2007)
10	.10*	Increase Notice and Fourth Amendment to Credit Agreement, entered into as of January 30, 2008, among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC
10.11		Amended and Restated Management Services Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of April 2, 2007 and effective as of May 16, 2006 (incorporated by reference to Exhibit 10.13 of the S-1 filed on April 3, 2007)
10	.12*	Amendment of Management Services Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of March 12, 2008
10.13		Registration Rights Agreement by and among Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP, dated as of April 3, 2007 (incorporated by reference to Exhibit 10.3 of the Amendment No. 1 to the S-1 filed on April 20, 2007)
10.14		Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP (incorporated by reference to Exhibit 10.16 of the Amendment No. 1 to the S-1 filed on April 20, 2007)
21	.1*	List of Subsidiaries
23	.1*	Consent of Independent Registered Public Accounting Firm
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32	.1*	Section 1350 Certification of Chief Executive Officer of Registrant
32	.2*	Section 1350 Certification of Chief Financial Officer of Registrant
99.1		Note Purchase and Sale Agreement dated as of July 31, 2006 among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 99.1 of the 8-K filed on August 1, 2006)
99.2		Stock Purchase Agreement, dated as of February 28, 2007, among Aeroglide Corporation, the shareholders of Aeroglide Corporation and Aeroglide Holdings, Inc. (incorporated by reference to Exhibit 99.2 of the 8-K filed on March 1, 2007)
99.3		Stock Purchase Agreement, dated as of February 28, 2007, by and between HA-LO Holdings, LLC and Halo Holding Corporation (incorporated by reference to Exhibit 99.3 of the 8-K filed on March 1, 2007)
99.4		Purchase Agreement dated December 19, 2007, among CBS Personnel Holdings, Inc. and Staffing Holding LLC, Staffmark Merger LLC, Staffmark Investment LLC, SF Holding Corp., and Stephens-SM LLC (incorporated by reference to Exhibit 99.1 of the 8-K filed on December 20, 2007)
99.5		Share Purchase Agreement dated January 4, 2008, among Fox Factory Holding Corp., Fox Factory, Inc. and Robert C. Fox, Jr. (incorporated by reference to Exhibit 99.1 of the 8-K filed on January 8, 2008)

*	Filed herewith.