Form 10-Q
period 2008-03-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2008-05-12
CIK 1345126, 1345122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

COMPASS DIVERSIFIED HOLDINGS
(Exact name of registrant as specified in its charter)

Delaware	0-51937	57-6218917
(State or other jurisdiction of	(Commission file number)	(I.R.S. employer
incorporation or organization)		identification number)
COMPASS GROUP DIVERSIFIED HOLDINGS LLC
(Exact name of registrant as specified in its charter)

Delaware	0-51938	20-3812051
(State or other jurisdiction of	(Commission file number)	(I.R.S. employer
incorporation or organization)		identification number)
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
Yes ☐ No ☑
As of May 1, 2008 there were 31,525,000 shares of
Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2008
TABLE OF CONTENTS

		Page
		Number
	Forward-looking Statements	4
Part I	Financial Information
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	5
	Condensed Consolidated Statement of Operations for the three-months ended March 31, 2008 and 2007 (unaudited)	6
	Condensed Consolidated Statement of Stockholders' Equity for the three-months ended March 31, 2008 (unaudited)	7
	Condensed Consolidated Statement of Cash Flows for the three-months ended March 31, 2008 and 2007 (unaudited)	8
	Notes to unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	3

Part II	Other Information
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 6.	Exhibits	35
Signatures		36
Exhibit Index		38

NOTE TO READER
In reading this Quarterly Report on Form 10-Q, references to:
•	the “Trust” and “Holdings” refer to Compass Diversified Holdings;

•	“businesses” refer to, collectively, the businesses controlled by the Company;

•	the “Company” refer to Compass Group Diversified Holdings LLC;

•	the “Manager” refer to Compass Group Management LLC (“CGM”);

•	the “initial businesses” refer to, collectively, CBS Personnel Holdings, Inc., Crosman Acquisition Corporation, Compass AC Holdings, Inc. and Silvue Technologies, Group, Inc.;

•	the “2006 acquisitions” refer to, collectively, the acquisitions of Compass AC Holdings, Inc., Anodyne Medical Device, Inc., CBS Personnel Holdings, Inc and Silvue Technologies Group, Inc.;

•	the “2007 acquisitions” refer to, collectively the acquisitions of Aeroglide Corporation, HALO Branded Solutions and American Furniture Manufacturing;

•	the “Trust Agreement” refer to the amended and restated Trust Agreement of the Trust dated as of April 25, 2007,

•	the “LLC Agreement” refer to the second amended and restated operating agreement of the Company dated as of January 9, 2007, and

•	“we”, “us” and “our” refer to the Trust, the Company and the businesses together.

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q, contains both historical and forward-looking statements. We may, in some cases, use words such as “project,” “predict,” “believe’” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:
•	our ability to successfully operate our businesses on a combined basis, and to effectively integrate and improve any future acquisitions;

•	Our ability to remove CGM and CGM’s right to resign;

•	Our organizational structure, which may limit our ability to meet our dividend and distribution policy;

•	Our ability to service and comply with the terms of our indebtedness;

•	Our cash flow available for distribution and our ability to make distributions in the future to our shareholders;

•	Our ability to pay the management fee, profit allocation when due and to pay the put price if and when due;

•	Our ability to make and finance future acquisitions;

•	Our ability to implement our acquisition and management strategies;

•	The regulatory environment in which our businesses operate;

•	trends in the industries in which our businesses operate;

•	changes in general economic or business conditions or economic or demographic trends in the United States and other countries in which we have a presence, including changes in interest rates and inflation;

•	environmental risks affecting the business or operations of our businesses;

•	Our and CGM’s ability to retain or replace qualified employees of our businesses and CGM;

•	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and

•	extraordinary or force majeure events affecting the business or operations of our businesses.
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

PART I
FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
Compass Diversified Holdings
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(In thousands)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,033	$119,358
Accounts receivable, less allowances of $6,453 and $3,313 at March 31, 2008 and Dec. 31, 2007	182,762	125,043
Inventories	51,406	38,339
Prepaid expenses and other current assets	30,969	16,501
Other receivables	16,891	—

Total current assets	296,061	299,241
Property, plant and equipment, net	39,581	28,743
Goodwill	354,657	267,141
Intangible assets, net	305,331	204,298
Deferred debt issuance costs, less accumulated amortization of $1,833 at March 31, 2008 and $1,348 at December 31, 2007	9,451	9,613
Other non-current assets	14,138	18,966

Total assets	$1,019,219	$828,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,610	$40,410
Accrued expenses	86,328	49,819
Deferred revenue	8,394	10,756
Due to related party	1,188	814
Revolving credit facilities	42,654	2,814
Current portion, long-term debt	2,000	2,000
Current portion of supplemental put obligation	8,000	—
Current portion of workers’ compensation liability	24,654	—

Total current liabilities	230,828	106,613
Supplemental put obligation	16,294	21,976
Deferred income taxes	69,887	69,230
Long-term debt	152,500	148,000
Other non-current liabilities	46,684	21,607

Total liabilities	516,193	367,426
Minority interests	83,644	27,726
Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 31,525 shares issued and outstanding at March 31, 2008 and December 31, 2007	433,459	443,705
Accumulated other comprehensive loss	(2,427)	—
Accumulated deficit	(11,650)	(10,855)

Total stockholders’ equity	419,382	432,850

Total liabilities and stockholders’ equity	$1,019,219	$828,002

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Operations
(unaudited)

	Three-months ended March 31,
	2008	2007
	(In thousands)
Net sales	$136,764	$40,898
Service revenues	235,991	135,421

	372,755	176,319
Cost of sales	90,304	22,299
Cost of services	196,550	111,404

Gross profit	85,901	42,616
Operating expenses:
Staffing expense	25,070	14,012
Selling, general and administrative expenses	43,745	17,790
Supplemental put expense	2,318	1,393
Fees to Manager	3,864	2,184
Amortization expense	6,912	3,831

Operating income (loss)	3,992	3,406
Other income (expense):
Interest income	316	600
Interest expense	(4,690)	(1,486)
Amortization of debt issuance costs	(485)	(270)
Other income, net	335	12

Income (loss) from continuing operations before income taxes and minority interests	(532)	2,262
Provision for income taxes	553	1,337
Minority interest	(290)	42

Income (loss) from continuing operations	(795)	883
Gain on sale of discontinued operations, net of income tax	—	36,038

Net income (loss)	$(795)	$36,921

Basic and fully diluted income (loss) per share from continuing operations	$(0.03)	$0.04
Basic and fully diluted income per share from discontinued operations	—	1.77

Basic and fully diluted net income (loss) per share	$(0.03)	$1.81

Weighted average number of shares of Trust stock outstanding — basic and fully diluted	31,525	20,450

Cash dividends paid per share	$0.325	$0.30

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

				Accumulated
				Other	Total
	Number of		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Deficit	Income (loss)	Equity
	(In thousands)
Balance — December 31, 2007	31,525	$443,705	$(10,855)	$—	$432,850
Dividends paid	—	(10,246)	—	—	(10,246)
Other comprehensive loss — cash flow hedge	—	—	—	(2,427)	(2,427)
Net loss	—	—	(795)	—	(795)

Balance — March 31, 2008	31,525	$433,459	$(11,650)	$(2,427)	$419,382

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three-months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(795)	$36,921
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of Crosman	—	(36,038)
Depreciation of property and equipment	2,279	914
Amortization expense	6,912	3,831
Supplemental put expense	2,318	1,393
Minority interests	(290)	42
Stockholder notes and option costs	366	(568)
Deferred taxes	(1,445)	(536)
Amortization of debt issuance costs	485	255
Other	161	79
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	19,623	3,829
Decrease in inventories	812	409
(Increase) decrease in prepaid expenses and other current assets	(18,286)	793
Increase (decrease) in accounts payable and accrued expenses	18,032	(4,927)
Decrease in supplemental put obligation	—	(7,880)
Other	(10)	—

Net cash provided by (used in) operating activities	30,162	(1,483)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(164,221)	(120,045)
Purchases of property and equipment	(4,764)	(823)
Crosman disposition	—	119,856

Net cash used in investing activities	(168,985)	(1,012)

Cash flows from financing activities:
Borrowings under our Credit Agreement	55,000	10,740
Repayments under our Credit Agreement	(10,693)
Debt issuance costs	(327)	(277)
Distributions paid	(10,246)	(6,135)
Other	(66)	—

Net cash provided by financing activities	33,668	4,328

Net increase (decrease) in cash and cash equivalents	(105,155)	1,833
Foreign currency adjustment	(170)	(147)
Cash and cash equivalents — beginning of period	119,358	7,006

Cash and cash equivalents — end of period	$14,033	$8,692

Supplemental non-cash financing and investing activity:

The Company’s subsidiary, CBS Personnel purchased all the capital stock of Staffmark on January 21, 2008 (see Note D). In conjunction with the acquisition, CBS Personnel issued, in lieu of cash, common stock of CBS Personnel valued at $47.9 million as part of the purchase price.
See notes to condensed consolidated financial statements

Compass Diversified Holdings
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)
Note A — Organization and Business Operations
Compass Diversified Holdings, a Delaware statutory trust (“Holdings”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability company (the “Company”), was also formed on November 18, 2005. Compass Group Management LLC, a Delaware limited liability company (“CGM” or the “Manager”), was the sole owner of 100% of the Interests of the Company as defined in the Company’s operating agreement, dated as of November 18, 2005, which were subsequently reclassified as the “Allocation Interests” pursuant to the Company’s amended and restated operating agreement, dated as of April 25, 2006 (as amended and restated, the “LLC Agreement”).
Note B — Presentation and Principles of Consolidation
The condensed consolidated financial statements for the three-month periods ended March 31, 2008 and 2007 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
The condensed consolidated financial statements include the accounts of Compass Diversified Holdings and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Note C —Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.
Note D — Acquisition of Businesses
Acquisition of Fox Factory
On January 4, 2008, Fox Factory Holding Corp. a subsidiary of the Company, entered into a Share Purchase Agreement with Fox Factory, Inc. (“Fox) and Robert C. Fox, Jr., the sole shareholder of Fox, to purchase, and consummated the purchase of, all of the issued and outstanding capital stock of Fox. Fox management invested in the transaction alongside CODI resulting in an initial minority ownership of approximately 24%.
Headquartered in Watsonville, California, Fox is a designer, manufacturer and marketer of high end suspension products for mountain bikes, all-terrain vehicles, snowmobiles and other off-road vehicles. Fox acts both as a tier one supplier to leading action sport original equipment manufacturers and provides after-market products to retailers and distributors. The Company made loans to and purchased a controlling interest in Fox for approximately $80.4 million, representing approximately 76.0% of the outstanding common stock on a primary basis and 69.8% on a fully diluted basis
Identifiable intangible assets recorded as a result of this acquisition aggregated approximately $57.5 million and includes the value assigned to trademarks of $13.3 million which is not subject to amortization.
Compass Group Management LLC, our manager, acted as an advisor to the Company in the transaction, and received fees and expense payments totaling approximately $0.85 million.

Acquisition of Staffmark
On January 21, 2008, the Company’s majority-owned subsidiary, CBS Personnel, acquired Staffmark Investment LLC (“Staffmark”), a privately held personnel services provider. Under the terms of the Purchase Agreement, CBS Personnel purchased all of the outstanding equity interests of Staffmark for a total purchase price of approximately $128.6 million, exclusive of transaction fees and closing costs of $5.1 million. Staffmark has become a wholly-owned subsidiary of CBS Personnel and Staffmark’s results of operations are included in CBS Personnel’s financial statements from the date of acquisition. Staffmark is a leading provider of commercial staffing services in the United States. Staffmark provides staffing services in more than 30 states through more than 200 branches and on-site locations. The majority of Staffmark’s revenues are derived from light industrial staffing, with the balance of revenues derived from administrative and transportation staffing, permanent placement services and managed solutions. Similar to CBS Personnel, Staffmark is one of the largest privately held staffing companies in the United States.
The aggregate purchase price consisted of cash and 1,929,089 shares of CBS Personnel common stock, valued at approximately $47.9 million. The fair value of the CBS Personnel stock issued and transferred to Staffmark as partial consideration in the acquisition was determined based on an analysis of financial and market data of publicly traded companies deemed comparable to CBS Personnel, together with relevant multiples of recent merged, sold or acquired companies comparable to CBS Personnel.
The acquisition agreement pursuant to which CBS Personnel issued cash and 1,929,089 shares of CBS Personnel common stock (the “Staffmark stock”) in exchange for all of the membership units of Staffmark, gave the holders of Staffmark’s membership units a non-transferable right (“put right”), to direct the Company, on or after January 21, 2011, to either; (i) promptly initiate such commercially reasonable actions that would result in a sale of CBS Personnel or (ii) offer to purchase the Staffmark stock at its then fair market value, if such right was not otherwise extinguished pursuant to the terms of the acquisition agreement. The put right is extinguishable at any time if either a public offering of the shares of CBS Personnel or sale of CBS Personnel has occurred.
Identifiable intangible assets recorded as a result of this acquisition aggregated approximately $50.1 million.
The Company’s ownership percentage of CBS Personnel is 68.7% on a primary basis and 66.7% on a fully diluted basis subsequent to the Staffmark acquisition.
Compass Group Management LLC, our manager, acted as an advisor to CBS Personnel in the transaction, and received fees and expense payments totaling approximately $1.23 million.
Unaudited Pro Forma Information
The following unaudited pro forma data for the three months ended March 31, 2008 and 2007 gives effect to the acquisition of Fox and Staffmark, as described above, as if the acquisitions had been completed as of January 1, 2008 and January 1, 2007, respectively. The pro forma data gives effect to actual operating results and adjustments to interest expense, amortization and depreciation expense, management fees and minority interests in the acquired businesses. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.
Three- months ended March 31, 2008
(in thousands, except per share data)

Total
Net sales	$403,828
Income from continuing operations before income taxes and minority interests	$(1,187)
Net income	$(1,017)
Basic and fully diluted loss per share	$(0.03)
Three- months ended March 31, 2007
(in thousands, except per share data)

Total
Net sales	$335,925
Income from continuing operations before income taxes and minority interests	$(2,315)
Net income	$34,391
Basic and fully diluted income per share	$1.69

Note E — Disposition of Business
Disposition of Crosman
On January 5, 2007, the Company sold its majority owned subsidiary, Crosman for approximately $143 million. Closing and other transaction costs totaled approximately $2.4 million. The Company’s share of the net proceeds, after accounting for the redemption of Crosman’s minority holders and the payment of CGM’s profit allocation of $7.9 million, was approximately $110.0 million. The Company recognized a gain on the sale in the first quarter of fiscal 2007 of approximately $36 million or $1.77 per share.
Note F — Business Segment Data
At March 31, 2008, the Company had eight reportable operating business segments. The Company had six reportable segments as of March 31, 2007. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.
A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:
•	Advanced Circuits, Inc. (“ACI or “Advanced Circuits”) is an electronic component manufacturing company and a provider of prototype and quick-turn printed circuit boards. ACI manufactures and delivers custom printed circuit boards to customers in the United States.

•	Aeroglide Corporation (“Aeroglide”) is a leading global designer and manufacturer of industrial drying and cooling equipment. Aeroglide provides specialized thermal processing equipment designed to remove moisture and heat as well as roast, toast and bake a variety of processed products. Its machinery includes conveyer driers and coolers, impingement driers, drum driers, rotary driers, toasters, spin cookers and coolers, truck and tray driers and related auxiliary equipment and is used in the production of a variety of human foods, animal and pet feeds and industrial products. Aeroglide utilizes an extensive engineering department to custom engineer each machine for a particular application.

•	American Furniture Manufacturing, Inc. (“AFM “or “American Furniture”) is a leading domestic manufacturer of upholstered furniture for the promotional segment of the marketplace. AFM offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $699. AFM is a low-cost manufacturer and is able to ship any product in its line within 48 hours of receiving an order.

•	Anodyne Medical Device, Inc (“Anodyne”) is a manufacturer of medical support surfaces primarily used for the prevention and treatment of pressure wounds experienced by patients with limited or no mobility and patient positioning devices Anodyne is headquartered in California and its products are sold primarily in North America.

•	CBS Personnel Holdings, Inc. (“CBS Personnel”) is a human resources outsourcing firm and a provider of temporary staffing services in the United States. CBS Personnel serves approximately 6,500 corporate and small business clients. CBS Personnel also offers employee leasing services, permanent staffing and temporary-to-permanent placement services.

•	Fox Factory, Inc. (“Fox”) Fox is a designer, manufacturer and marketer of high end suspension products for mountain bikes, all-terrain vehicles, snowmobiles and other off-road vehicles. Fox acts as both a tier one supplier to leading action sport original equipment manufacturers and provides after-market products to retailers and distributors.

•	HALO Branded Solutions, Inc. (“HALO”), operating under the brand names of HALO and Lee Wayne, serves as a one-stop shop for over 30,000 customers providing design, sourcing, management and fulfillment services across all categories of its customer promotional product needs. HALO has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 700 account executives.

•	Silvue Technologies Group, Inc. (“Silvue”) is a global hard-coatings company and a developer and producer of proprietary, high performance liquid coating systems used in the high — end eye-ware, aerospace, automotive and industrial markets. Silvue has sales and distribution operations in the United States, Europe and Asia as well as manufacturing operations in the United States and Asia.

The tabular information that follows shows data of reportable segments reconciled to amounts reflected in the consolidated financial statements. There are no inter-segment transactions.
A disaggregation of the Company’s consolidated revenue, which are primarily from sales within the United States, and other financial data for the years ended March 31, 2008 and 2007 is presented below, (in thousands):
Net sales of business segments

	Three-months ended March 31,
	2008	2007
ACI	$14,284	$13,079
Aeroglide	16,156	5,412
American Furniture	37,180	—
Anodyne	11,467	9,387
CBS Personnel	235,991	135,421
Fox	23,437	—
HALO	28,775	7,528
Silvue	5,465	5,492

Total	372,755	176,319
Reconciliation of segment revenues to consolidated net sales:
Corporate and other	—	—

Total consolidated net sales	$372,755	$176,319

Profit of business segments (1)

	Three-months ended March 31,
	2008	2007
ACI	$4,783	$5,125
Aeroglide	2,020	152
American Furniture	3,708	—
Anodyne	456	348
CBS Personnel	1,409	3,419
Fox	(198)	—
HALO	(775)	(570)
Silvue	1,262	1,466

Total	12,665	9,940

Reconciliation of segment profit to consolidated income from continuing operations before income taxes and minority interests:
Interest , net	(4,374)	(886)
Other income (loss)	335	12
Corporate and other(2)	(9,158)	(6,804)

Total consolidated income (loss) from continuing operations before taxes and minority interests	$(532)	$2,262

(1)	Segment profit represents operating income(loss)

(2)	Corporate and other consists of charges at the corporate level and purchase accounting adjustments not “pushed down” to the segment.

Accounts receivable of business segments

	Accounts	Accounts
	Receivable	Receivable
	March 31,	December 31,
	2008	2007
ACI	$3,431	$2,913
Aeroglide	11,494	10,555
American Furniture	12,820	10,965
Anodyne	6,595	8,687
CBS Personnel	125,720	62,537
Fox	7,533	—
HALO	19,095	29,820
Silvue	2,527	2,879

Total	189,215	128,356
Reconciliation of segments to consolidated amount:
Corporate and other	—	—

Total	189,215	128,356
Allowance for doubtful accounts and other	(6,453)	(3,313)

Total consolidated net accounts receivable	$182,762	$125,043

Goodwill and identifiable assets of business segments

					Depreciation and Amortization
			Identifiable	Identifiable	Expense for
	Goodwill	Goodwill	Assets	Assets	Three-months Ended
	March 31,	December 31,	March 31, (3)	December 31,	March 31,
	2008	2007	2008	2007	2008	2007
ACI	$50,659	$50,659	$22,241	$22,608	$920	$854
Aeroglide	29,863	29,863	29,729	34,100	671	932
American Furniture	41,471	41,471	76,861	71,110	910	—
Anodyne	19,555	19,555	24,644	25,713	664	498
CBS Personnel	138,665	60,768	89,427	24,808	1,709	592
Fox	9,455	—	86,079		1,893	—
HALO	33,404	33,381	43,855	41,645	703	209
Silvue	11,469	11,328	17,784	15,852	289	273

Total	333,752	247,025	390,620	235,836	7,759	3,358
Reconciliation of segments to consolidated amount:					—	—
Corporate and other identifiable assets	—	—	91,180	199,982	1,432	1,387
Amortization of debt issuance costs	—	—	—	—	485	255
Goodwill carried at Corporate level (4)	20,116	20,116	—	—	—	—

Total	$354,657	$267,141	$481,800	$435,818	$9.676	$5,000

(3)	Not including accounts receivable scheduled above

(4)	Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the segments. This amount is allocated down to the segment for purposes of goodwill impairment testing.
Note G — Property, plant and equipment and inventory
Property, plant and equipment is comprised of the following at March 31, 2008 and December 31, 2007, (in thousands):

	March 31,	December 31,
	2008	2007
Land	$1,843	$1,843
Machinery and equipment	24,090	15,900
Office furniture and equipment	11,293	9,213
Buildings and building improvements	4,572	4,519
Leasehold improvements	6,950	4,002

	48,758	35,477
Less: Accumulated depreciation	(9,167)	(6,734)

	$39,581	$28,743

Depreciation expense was $2.3 million for the three-month period ending March 31, 2008 and $0.9 million for the three-month ended March 31, 2007.
Inventory is comprised of the following at March 31, 2008 and December 31, 2007, (in thousands):

	March 31,	December 31,
	2008	2007
Raw materials and supplies	$43,907	$23,465
Finished goods	8,511	15,509
Less: obsolescence reserve	(1,012)	(635)

	$51,406	$38,339

Note H — Goodwill and other intangible assets
A reconciliation of the change in the carrying value of goodwill for the three-month period ended March 31, 2008 is as follows (in thousands):

Balance at beginning of period	$267,141
Acquisition of businesses (1)	87,352
Adjustment to purchase accounting (1)	164

Balance at March 31, 2008	$354,657

(1)	Initial purchase price allocations may be adjusted within one year for changes in estimates of the fair value of assets acquired and liabilities assumed.
Other Intangible assets subject to amortization are comprised of the following at March 31, 2008, (in thousands):

Customer and distributor relations	$217,834
Technology	44,204
Licensing agreements and anti-piracy covenants	29,136
Distributor relationships and backlog	4,780

295,954
Accumulated amortization	(32,695)
Trade names, not subject to amortization	42,072

Balance at March 31, 2008	$305,331

Amortization expense was $6.9 million and $3.8 million during the three-month periods ended March 31, 2008 and 2007, respectively.
Note I — Debt
On March 31, 2008 the Company had $194.5 million outstanding under its Credit Agreement, consisting of $40.0 million under the Revolving Credit Facility portion of the Credit Agreement and $154.5 million outstanding under the Term Loan Facility. The Credit Agreement provides for a Revolving Credit Facility totaling $325 million which matures in December 2012 and a Term Loan Facility totaling $154.5 million which matures in December 2013. The Term Loan Facility requires quarterly payments of $500,000 commencing March 31, 2008 with a final payment of the outstanding principal balance due on December 7, 2013. The Credit Agreement permits the Company to increase, over the next two years, the amount available under the Revolving Credit Facility by up to $25 million and the Term Loan Facility by up to $145 million, subject to certain restrictions and Lender approval.
On March 31, 2008 our outstanding borrowings under our Revolving Credit Facility bore interest at 5.25%. The Company had approximately $206 million in borrowing base availability under this facility at March 31, 2008. Letters of credit outstanding at March 31, 2008 totaled approximately 63.9 million.
At March 31, 2008, the Company was in compliance with all covenants.
On January 22, 2008 we entered into a three-year interest rate swap (“Swap”) agreement with a bank, fixing the rate of $140 million at 7.35% on a like amount of variable rate Term Loan Facility borrowings. The Swap is designated as a cash flow hedge and is anticipated to be highly effective.

The Company’s majority owned subsidiary, Silvue had approximately $2.6 million outstanding under an unsecured working capital facility set to expire in May 2008.
Note J — Fair Value Measurement
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.
In February 2008 the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities. Non-recurring non-financial assets and non-financial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.
Valuation Hierarchy
SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008 (in thousands):

Fair Value Measurements at March 31, 2008 Using
		Quoted	Significant
		prices in	other	Significant
	Total Carrying	active	observable	unobservable
	Value at	markets	inputs	inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Supplemental put	$24,294	$—	$—	$24,294
Derivative liability — interest rate swap	2,427	—	2,427	—
A reconciliation of the change in the carrying value of our level 3, supplemental put liability for the three-month period ended March 31, 2008 is as follows (in thousands):

Balance at beginning of period	$21,976
Charges included in earnings	2,318
Other adjustments	—

Balance at March 31, 2008	$24,294

Valuation Techniques
The Company’s derivative instrument consists of an over-the-counter (OTC) contract which is not traded on a public exchange. The fair value of the Company’s interest rate swap contract was determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. As such the Company categorized its interest rate swap contract as Level 2.

Our Manager, CGM is also the owner of 100% of the allocation interests in the Company. Concurrent with the IPO, CGM and the Company entered into a Supplemental Put Agreement, which requires the Company to acquire these allocation interests upon termination of the Management Services Agreement. Essentially, the put rights granted to CGM require us to acquire CGM’s allocation interests in the Company at a price based on a percentage of the increase in fair value in the Company’s businesses over its original basis in those businesses. Each fiscal quarter we estimate the fair value of our businesses using a discounted future cash flow model for the purpose of determining our potential liability associated with the Supplemental Put Agreement. We use the following key assumptions in measuring the fair value of the supplemental put; (i) financial and market data of publicly traded companies deemed to be comparable to each of our businesses and (ii) financial and market data of comparable merged, sold or acquired companies. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. The implementation of SFAS 157 did not result in any material changes to the models or processes used to value this liability.
Note K — Derivative Instruments and Hedging Activities
On January 22, 2008 the Company entered into a three-year interest rate swap (“Swap”) agreement with a bank, fixing the rate of $140 million at 7.35% on a like amount of variable rate Term Loan Facility borrowings. The Swap is designated as a cash flow hedge and is anticipated to be highly effective.
The Company is using the Swap to manage interest rate exposure. The Swap is designated as a cash flow hedge, accordingly, changes in the fair value of the swap are recorded in stockholders equity as a component of accumulated other comprehensive income. At March 31, 2008, the unrealized loss on the Swap, reflected in accumulated other comprehensive income, was approximately $2.4 million.
Note L — Comprehensive income
The following table sets forth the computation of comprehensive income for the three months ended March 31, 2008 and 2007, respectively:

	Three-months ended March 31,
	2008	2007
Net income (loss)	$(795)	$36,921
Other comprehensive loss
Unrealized loss on cash flow hedge	(2,427)	—

Total comprehensive income (loss)	$(3,222)	$36,921

Note M — Stockholder’s equity
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
On April 25, 2008 the Company paid a distribution of $0.325 per share to holders of record as of April 22, 2008.
Note N — Commitments and contingencies
American Furniture Fire
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
Temporarily, the Company has moved its stationary production lines into other facilities. In addition to its 45 thousand square foot ‘flex’ facility, management has secured two additional leased facilities on a short-term basis (the Landmark Plant and the Oxford Plant) which combined, provide 320 thousand square feet of additional manufacturing and warehouse space in the surrounding Pontotoc area. The production lines at the ‘flex’ facility were operating on February 18, 2008 production lines at the Landmark Plant were operating on February 26, 2008 and the production lines at the Oxford Plant were operating by April 7, 2008. These temporary stationary production lines are fully operational and provide the company with over 90% of the pre-fire stationary production capabilities. Orders for stationary products are being addressed by these temporary facilities, whereas the orders for motion and recliner products are being addressed by the production facilities that were largely unaffected by the fire at the Ecru facility

The Company has estimated the total insurance claim resulting from the fire at its American Furniture facility in Ecru, Mississippi will approximate $32.5 million of which approximately $25 million was initially accrued and recorded as a current receivable as of March 31, 2008. The difference between the total claim and what was recorded through March 31, 2008 is largely due to business interruption insurance that will be recorded throughout fiscal 2008. Payments of approximately $8.0 million were received from the insurance carriers reducing the receivable balance to approximately $17 million at March 31, 2008. The $25 million of insurance receivables recorded as of March 31, 2008 consisted of approximately $11.8 million for destroyed or damaged inventory, $9.5 million to restore the manufacturing facility to its pre-fire condition, $1 million for replacement costs for machinery and equipment destroyed in the fire and $2.7 million for expected business interruption insurance which is the estimate of the loss from the fire on the Company’s results. The Company also accrued $9.5 million for the cost to restore the manufacturing facility as a current liability at March 31, 2008 since American Furniture has the obligation under its lease to restore this facility back to its original condition. The Company is currently in the process of evaluating its claims with its insurance carriers, and as such the insurance claims may be subject to refinement.
The quarterly operations for American Furniture reflect a reduction in cost of sales of approximately $0.9 million and a reduction of selling, general and administrative expenses of approximately $1.9 million which reflects the expected benefit of the business interruption insurance proceeds to be received. The split of the business insurance accrual was done to reflect a normal gross profit percentage based on the actual sales level achieved with the balance recorded as a negative selling and general administrative expense item reflected the estimated loss of operating income resulted from the fire. The Company expects that the facility to be fully restored by the end of fiscal 2008.
Note O — Subsequent Events
On May 8, 2008 that the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Mitsui Chemicals, Inc., pursuant to which the Company, along with all other stockholders and holders of options of Silvue will sell all of the stock of Silvue to Mitsui Chemicals, Inc. (the “Disposition”) for $95 million payable in cash at the closing of the Disposition (the “Closing”). The purchase price is subject to adjustment for changes in the working capital of Silvue, the total amount of debt that is outstanding immediately prior to the Closing, the amount of cash and cash equivalents on hand at Closing, certain transaction expenses outstanding at Closing and the exercise price of each vested and in the money option for Silvue stock.
Upon Closing, it is anticipated that the Company will receive approximately $62 million in cash in respect of its debt and equity interests in Silvue after payments to minority shareholders, payment of all transaction expenses and payment to the Company’s Manager of its profit allocation. The Manager’s profit allocation is estimated to be approximately $7.5 to $8.0 million. The Company’s share of the proceeds will primarily be used to repay debt under the Company’s revolving credit facility. Upon Closing, it is anticipated that the sale will result in a gain to the Company of between $37.5 million and $40.0 million.
The Purchase Agreement contains customary representations, warranties, covenants and indemnification obligations, including, among others, that Silvue will, during the interim period between the execution of the Purchase Agreement and Closing, conduct its business in the ordinary course of business consistent with past practice, use commercially reasonable efforts to preserve its business organization and assets(in the ordinary course of business consistent with past practice), keep available the services of its officers and employees, preserve its current relationships with significant customers and suppliers, and not engage in certain types of transactions. Each party’s obligation to effect the Disposition is subject to the fulfillment of certain customary conditions specified in the Purchase Agreement, including, among others, (i) the absence of any law, regulation or order restraining or otherwise prohibiting the Closing, (ii) the accuracy in all material respects of representations and warranties of the other party and (iii) compliance in all material respects of the other party with its covenants.
The Purchase Agreement may be terminated (x) at any time prior to the Closing by mutual written agreement of the parties, (y) by either Compass Group Management LLC, in its capacity as representative to the stockholders of Silvue, or Mitsui Chemicals, Inc. by written notice to the other if the Closing has not taken place on or before September 19, 2008, subject to certain exceptions, and (z) under other customary circumstances set forth in the Purchase Agreement.

ITEM 2. —MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the section entitled” Forward-Looking Statements” included elsewhere in this Quarterly Report.
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

Based on the experience of our management team and its ability to identify and negotiate acquisitions, we believe we are positioned to acquire additional attractive businesses. Our management team has a large network of over 2,000 deal intermediaries to whom it actively markets and who we expect to expose us to potential acquisitions. Through this network, as well as our management team’s active proprietary transaction sourcing efforts, we typically have a substantial pipeline of potential acquisition targets. In consummating transactions, our management team has, in the past, been able to successfully navigate complex situations surrounding acquisitions, including corporate spin-offs, transitions of family-owned businesses, management buy-outs and reorganizations. We believe the flexibility, creativity, experience and expertise of our management team in structuring transactions provides us with a strategic advantage by allowing us to consider non-traditional and complex transactions tailored to fit a specific acquisition target
In addition, because we intend to fund acquisitions through the utilization of our Credit Agreement, we do not expect to be subject to delays in or conditions, by closing acquisitions that would be typically associated with transaction specific financing, as in typically the case in such acquisitions. We believe this advantage is a powerful one and is highly unusual in the marketplace for acquisitions in which we operate.
Areas for focus in 2008
The areas of focus for 2008, which are generally applicable to each of our businesses, continue to include:
•	Achieving productivity savings and price increases to offset inflation and a weakening macroeconomic climate;

•	Achieving sales growth, technological excellence and manufacturing capability through global expansion of our existing businesses, especially focused on emerging regions in China;

•	Continuing to grow through disciplined acquisition and rigorous integration processes;

•	Proactively managing raw material cost increases, particularly commodity costs; and

•	Driving free cash flow through increased net income and effective working capital management enabling continued investment in our businesses, strategic acquisitions, and enabling us to return value to our shareholders.
Q1 — 2008 highlights
Acquisition of Fox Factory
On January 4, 2008, we purchased a controlling interest in Fox, headquartered in Watsonville, California. Fox is a designer, manufacturer and marketer of high end suspension products for mountain bikes, all-terrain vehicles, snowmobiles and other off-road vehicles. Fox acts both as a tier one supplier to leading action sport original equipment manufacturers and provides after-market products to retailers and distributors. We made loans to and purchased a controlling interest in Fox for approximately $80.4 million, representing approximately 76.0% of the outstanding equity.
Acquisition of Staffmark
On January 21, 2008, CBS Personnel purchased all of the outstanding equity interests of Staffmark. Staffmark is a leading provider of commercial staffing services in the United States. Staffmark provides staffing services in more than 30 states through more than 200 branches and on-site locations. The majority of Staffmark’s revenues are derived from light industrial staffing, with the balance of revenues derived from administrative and transportation staffing, permanent placement services and managed solutions. Similar to CBS Personnel, Staffmark is one of the largest privately held staffing companies in the United States.
Under the terms of the Stock Purchase Agreement, CBS Personnel purchased all of the outstanding equity interests of Staffmark for a total purchase price, including fees and transaction costs, of approximately $133.7 million. The aggregate purchase price consisted of cash and 1,929,089 shares of CBS Personnel common stock, valued at approximately $47.9 million. Our ownership percentage of CBS Personnel is 68.7% on a primary basis and 66.7% on a fully diluted basis subsequent to the Staffmark acquisition.
Silvue disposition
On May 8, 2008 we entered into a Stock Purchase Agreement with Mitsui Chemicals, Inc., providing for the sale of all of the stock of Silvue to Mitsui Chemicals, Inc. for $95 million. Upon closing, it is anticipated that the Company will receive approximately $62 million in cash in respect of its debt and equity interests in Silvue after payments to minority shareholders, payment of all transaction expenses and payment to our Manager of its profit allocation. The Manager’s profit allocation is estimated to be approximately $7.5 to $8.0 million. The Company’s share of the proceeds will primarily be used to repay debt under its revolving credit facility. Upon Closing, it is anticipated that the sale will result in a gain of approximately $37.5 million to $40.0 million.

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
Temporarily, the Company moved its stationary production lines into other facilities. In addition to its 45 thousand square foot ‘flex’ facility, management has secured 166 thousand square feet of additional manufacturing and warehouse space in the surrounding Pontotoc area. The production lines at the ‘flex’ facility were operating on February 18, 2008 and the other temporary production lines were operating on February 26, 2008. These temporary stationary production lines are fully operational and provide the company with approximately 90% of the pre-fire stationary production capabilities. Orders for stationary products are being addressed by these temporary facilities, whereas the orders for motion and recliner products are being addressed by the production facilities that were largely unaffected by the fire at the Ecru facility. On April 1, 2008 management leased an additional 154,000 square foot facility for the production of stationary product. Orders for stationary products are being addressed by these temporary facilities, whereas the orders for motion and recliner products are being addressed by the production facilities that were largely unaffected by the fire at the Ecru facility. Management now believes that production at AFM is currently at pre-fire production levels.
The quarterly results of operations for American Furniture reflect a reduction in cost of sales of approximately $0.9 million and a reduction of selling, general and administrative expenses of approximately $1.9 million which reflects the expected benefit of the business interruption insurance proceeds to be received. The split of the business insurance accrual was done to reflect a normal gross profit percentage based on the actual sales level achieved with the balance recorded as a negative selling and general administrative expense item reflected the estimated loss of operating income resulted from the fire. The Company expects that the facility to be fully restored by the end of fiscal 2008.
Results of Operations
We were formed on November 18, 2005 and acquired our existing businesses (segments) as follows:

May 16, 2006	August 1, 2006	February 28, 2007	August 31, 2007	January 4, 2008
Advanced Circuits	Anodyne	Aeroglide	American Furniture	Fox Factory
CBS Personnel		HALO
Silvue
As noted above, we acquired our businesses on various dates through January 4, 2008. As a result, we cannot provide a meaningful comparison of our consolidated results of operations for the entire three-month period ended March 31, 2008 compared to March 31, 2007. In the following results of operations, we provide (i) our consolidated results of operations for the three months ended March 31, 2008 and 2007, which includes the results of operations of our businesses (segments) from the date of acquisition, (ii) comparative and unconsolidated results of operations for each of our businesses, on a stand-alone basis, for each of the three-month periods ended March 31, 2008 and 2007.
Consolidated Results of Operations — Compass Diversified Holdings

	Three-months ended March 31,
	2008	2007
Net sales	$372,755	$176,319
Cost of sales	286,854	133,703

Gross profit	85,901	42,616
Selling, general and administrative expense	68,446	31,504
Fees to manager	3,864	2,184
Supplemental put cost	2,318	1,393
Amortization of intangibles	6,912	3,831
Research and development expense	369	298

Operating income	$3,992	$3,406

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

Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually). We accrue for the management fee on a quarterly basis. For the Three-months ended March 31, 2008 and 2007 we incurred approximately $3.9 and $2.2 million, respectively, in expense for these fees.
In addition, concurrent with the 2006 IPO, we entered into a Supplemental Put Agreement with our Manager pursuant to which our Manager has the right to cause us to purchase the allocation interests then owned by them upon termination of the Management Services Agreement. The Company accrued approximately $2.3 million and $1.4 million in non-cash expense during the three-months ended March 31, 2008 and 2007, respectively in connection with this agreement. This expense represents that portion of the estimated increase in the value of our original businesses over our basis in those businesses that our Manager is entitled to if the Management Services Agreement were terminated or those businesses were sold.
Results of Operations — Our Businesses
As previously discussed, we acquired our businesses on various acquisition dates beginning May 16, 2006 (see table above). As a result, our consolidated operating results only include the results of operations since the acquisition date associated with the business. The following discussion reflects a comparison of the historical results of operations for each of our businesses for the entire three-month period ending March 31, 2008 and 2007, irrespective of the acquisition date (and will therefore not agree to our consolidated results of operations), which we believe is a more meaningful comparison in explaining the historical financial performance of the business. These results of operations do not reflect direct one-time seller costs incurred by the subsidiary resulting from our purchase. The following results of operations are combined results of operations derived by combining results of operations pre and post acquisition and do not include pro-forma adjustments and as such are not necessarily indicative of the results to be expected for the full year going forward.
Advanced Circuits
Overview
Advanced Circuits is a provider of prototype, quick-turn and volume production PCBs to customers throughout the United States. Collectively, prototype and quick-turn PCBs represent approximately two-thirds of Advanced Circuits’ gross revenues. Prototype and quick-turn PCBs typically command higher margins than volume production given that customers require high levels of responsiveness, technical support and timely delivery with respect to prototype and quick-turn PCBs and are willing to pay a premium for them. Advanced Circuits is able to meet its customers’ demands by manufacturing custom PCBs in as little as 24 hours, while maintaining over 98.0% error-free production rate and real-time customer service and product tracking 24 hours per day.
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
Results of Operations
Three-months ended March 31, 2008 compared to three-months ended March 31, 2007
The table below summarizes the combined statement of operations for Advanced Circuits for the three-months ended March 31, 2008 and 2007.

	Three-months ended March 31,
	2008	2007
	($ in thousands)
Net sales	$14,284	$13,079
Cost of sales	6,063	5,683

Gross profit	8,221	7,396
Selling, general and administrative expenses	2,658	1,479
Fees to manager	126	126
Amortization of Intangibles	654	666

Income from operations	$4,783	$5,125

Net sales
Net sales for the quarter ended March, 31 2008 was approximately $14.3 million compared to approximately $13.1 million for the quarter ended March 31, 2007, an increase of approximately $1.2 million or 9.2%. The increase in net sales was largely due to increased sales in quick-turn production PCBs, and Prototype PCBs which increased by approximately $0.6 million and $0.5 million, respectively, resulting from increased marketing efforts. Quick-turn production PCBs represented approximately 34.0% of gross sales for the quarter ended March 31, 2008 as compared to approximately 33.1% for the quarter ended March 31, 2007. Prototype comprised approximately 32.3% of gross sales for the quarter ended March 31, 2008 compared to approximately 31.8% for the quarter ended March 31, 2007.
Cost of sales
Cost of sales for the quarter ended March 31, 2008 was approximately $6.1 million as compared to approximately $5.7 million for the quarter ended March 31, 2007, an increase of approximately $0.4 million or 6.7%. The increase in cost of sales was largely due to the increase in production. Gross profit as a percent of net sales increased by approximately 1.0% to approximately 57.5% for the quarter ended March 31, 2008 as compared to approximately 56.5% for the quarter ended March 31, 2007 largely as a result of increased capacity.
Selling, general and administrative expenses
Selling, general and administrative expenses increased approximately $1.2 million in the three months ended March 31, 2008 compared to 2007 as a result of reversing $1.2 million in liabilities related to management loan forgiveness arrangements in the first quarter of 2007. Not taking into account the 2007 reversal of loan forgiveness costs, selling, general and administrative costs totaled approximately $2.6 million for each of the three month periods ended March 31, 2008 and 2007.
Amortization of intangibles
Amortization of intangibles was approximately $0.7 million in each of the quarters ended March 31, 2008 and 2007.
Income from operations
Income from operations was approximately $4.8 million for the quarter ended March 31, 2008 compared to approximately $5.1 million for the quarter ended March 31, 2007, a decrease of approximately $0.3 million, based on the factors described above.
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
Aeroglide serves a diverse range of markets, including ready-to-eat breakfast cereals, snack foods, dried fruits and vegetables, pet foods, agriculture feeds, specialty chemicals, synthetic rubber, super-absorbent polymers (“SAP”), and charcoal briquettes
In addition to its headquarters in Cary, North Carolina, Aeroglide maintains sales and service offices in Trevose, PA, the U.K., Malaysia and China.

Results of Operations
Three-months ended March 31, 2008 Compared to three-months ended March 31, 2007
The table below summarizes the combined statement of operations for Aeroglide for the three-months ended March 31, 2008 and 2007.

	Three-Months Ended March 31,
	2008	2007
	($ in thousands)
Net sales	$16,156	$15,787
Cost of sales	9,522	9,373

Gross profit	6,634	6,414
Selling, general and administrative expenses	4,086	4,077
Fees to manager	126	43
Amortization of Intangibles	402	834

Income from operations	$2,020	$1,460

Net sales
Net sales for the three-months ended March 31, 2008 were approximately $16.2 million compared to $15.8 million for the three months ended March 31, 2007, an increase of $0.4 million or 2.3%. Machinery sales totaled approximately $13.7 million for the three-months ended March 31, 2008 compared to approximately $12.5 million in the corresponding period in 2007, an increase of $1.2 million. Sales associated with parts and service decreased approximately $0.8 million in the three months ended March 31, 2008 compared to the same period in 2007. The increase in machinery sales was due to continued strong demand for equipment in the food market, particularly in North America and Europe. The decrease in parts and service sales is attributable to softer parts bookings in the North America food market during the fourth quarter of 2007. Aeroglide’s sales backlog was approximately $28.9 million at March 31, 2008.
Cost of sales
Cost of sales increased approximately $0.1 million in the three-months ended March 31, 2008 compared to the same period of 2007 and is due principally to the corresponding increase in sales. Gross profit as a percent of sales was 41.1% in 2008 compared to 40.6% in the corresponding period in 2007. The increase in gross profit as a percent of sales of 0.5% is attributable to a favorable mix of higher margin machinery jobs that flowed through the period compared to machinery jobs in 2007. This increase was offset in part by a greater percentage of total machinery sales in 2008, which carry a lower margin than parts and service sales.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three-months ended March 31, 2008 and 2007 were approximately the same. Increase in sales personnel costs and related travel costs in 2008 were offset by lower warranty accruals during the period.
Amortization expense
Amortization expense decreased approximately $0.4 million for the three-months ended March 31, 2008 compared to the corresponding period in 2007. This decrease is due to the amortization expense of $0.7 million related to sales backlog that was recorded in 2007 which did not reoccur in 2008, offset in part by additional amortization costs in 2008 as a result of recognizing three months of amortization expense in the quarter ended March 31, 2008 compared to only one month in 2007. We acquired Aeroglide on February 28, 2007 and all the amortization costs are the result of the purchase price allocation to intangible assets as a result of our acquisition.
Income from operations
Income from operations increased approximately $0.6 million due to a combination of factors, as described above.

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
Results of Operations
Three-months ended March 31, 2008 Compared to three-months ended March 31, 2007
The table below summarizes the combined statement of operations for American Furniture for the three-months ended March 31, 2008 and 2007.

	Three-Months Ended March 31,
	2008	2007
	($ in thousands)
Net sales	$37,180	$52,952
Cost of sales	28,925	40,932

Gross profit	8,255	12,020
Selling, general and administrative expenses	3,689	5,913
Fees to manager	125	125
Amortization of Intangibles	733	789

Income from operations	$3,708	$5,193

Net sales
Net sales for the three months ended March 31, 2008 decreased $15.8 million from the corresponding three months ended March 31, 2007. All categories were down for the period largely due to the fire that destroyed the finished goods warehouse and most of the manufacturing facilities in February. In addition to the fire, the impact of a softer economy was also responsible for the lower sales volume and we expect it to have a continuing impact throughout the fiscal year.
Cost of sales
Cost of sales decreased approximately $12.0 million in the three months ended March 31, 2008 compared to the same period of 2007 due principally to the corresponding decrease in sales as a result of the fire. Gross profit as a percent of sales was 22.2% in the three months ended March 31, 2008 compared to 22.7% in the corresponding period in 2007. The reduction of 0.5% is attributable to raw material increases during the quarter particularly motion and recliner metal hardware, as well as an increase in overtime incurred necessary in the fire recovery process. We anticipate continued increases in motion and recliner hardware costs.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2008, decreased approximately $2.2 million compared to the same period of 2007. This decrease is primarily due to the business interruption proceeds booked during the first quarter of approximately $1.9 million. Also contributing to the decrease was a reduction of $0.3 million in commissions paid during the period due to the significant reduction in net sales caused by the fire. This decrease was offset in part by increases in accounting fees of $0.1 million and an increase in property taxes of $0.1 million during the three-months ended March 31, 2008 compared to 2007.
Amortization expense
Amortization expense decreased negligibly in the three months ended March 31, 2008 over the corresponding three months ended March 31, 2007. This decrease is due to revaluing the customer relationship and covenant not to compete intangibles through the purchase price allocation performed in connection with our acquisition of AFM in August 2007.

Income from operations
Income from operations decreased approximately $1.5 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily due to the decrease in sales volume as a result of the fire offset in part by the insurance proceeds recognized, as described above.
Anodyne
Overview
Anodyne, a specialty manufacturer and distributor of medical devices, specifically medical support surfaces, was formed in February 2006 to purchase the assets and operations of AMF and SenTech on February 15, 2006. Both AMF and SenTech manufacture and distribute medical support surfaces. On October 5, 2006, Anodyne purchased a third manufacturer and distributor of patient positioning devices, Anatomic Concepts. Anatomic Concepts’ operations were merged into the AMF operations. On June 27, 2007 Anodyne purchased PrimaTech Medical Systems (“Primatech”), a distributor of medical support surfaces focusing on the lower price point long-term and home, care markets.
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
Results of Operations
Three-months ended March 31, 2008 Compared to three-months ended March 31, 2007
The table below summarizes the combined statement of operations for Anodyne for the three-months ended March 31, 2008 and 2007.

	Three-Months Ended March 31,
	2008	2007
	($ in thousands)
Net sales	$11,467	$9,387
Cost of sales	8,439	7,211

Gross profit	3,028	2,176
Selling, general and administrative expenses	2,114	1,447
Fees to manager	87	87
Amortization of Intangibles	371	294

Income from operations	$456	$348

Net sales
Net sales for the quarter ended March 31, 2008 were $11.5 million compared to $9.4 million for the same period in 2008, an increase of $2.1 million or 22.2%. Sales associated with PrimaTech, which was purchased in June 2007, accounted for approximately $0.8 million of this increase. Sales reflecting new product introductions to new customers and year over year growth to existing customers totaled approximately $1.3 million.
Cost of sales
Cost of sales increased approximately $1.2 million for the year ended March 31, 2008 compared to the same period in 2007 and is principally due to the corresponding increase in sales and manufacturing infrastructure costs. Gross profit as a percent of sales increased to 26.4% in 2008 from 23.2% in 2007 due principally to a favorable sales mix between the respective periods, offset in part by higher manufacturing infrastructure costs.
Selling, general and administrative expenses
Selling, general and administrative expenses for the quarter ended March 31, 2008 increased $0.7 million compared to the same period in 2007. This increase is largely the result of increases in administrative staff and associated costs necessary to support the increase in sales, new product development and legal fees.

Amortization expense
Amortization expense increased approximately $0.1 million in the quarter ended March 31, 2008 compared to the corresponding period in 2007, due principally to the effect of amortization expense resulting from the acquisition Prima Tech in June 2007.
Income from operations
Income from operations increased approximately $0.1 million to $0.5 million for the quarter ended March 31, 2008 compared to the same period in 2007, principally as a result of the significant increase in net sales, offset in part by higher infrastructure costs necessary to support the increase in sales volume and other factors described above.
CBS Personnel
Overview
CBS Personnel, a provider of temporary staffing services in the United States, provides a wide range of human resources services, including temporary staffing services, employee leasing services, and permanent staffing and temporary-to-permanent placement services. CBS Personnel serves over 6,500 corporate and small business clients and during an average week places over 45,000 employees in a broad range of industries, including manufacturing, transportation, retail, distribution, warehousing, automotive supply, construction, industrial, healthcare and financial sectors.
CBS Personnel’s business strategy includes maximizing production in existing offices, increasing the number of offices within a market when conditions warrant, and expanding organically into contiguous markets where it can benefit from shared management and administrative expenses. CBS Personnel typically enters into new markets through acquisition. In keeping with these strategies, effective January 21, 2008, CBS Personnel acquired all of the ongoing equity interests of Staffmark Investment LLC and its subsidiaries. This acquisition gave CBS Personnel a presence in Arkansas, Tennessee, Colorado, Oklahoma, and Arizona, while significantly increasing its presence in California, Texas, the Carolinas, New York and the New England area. Staffmark revenues for the year ended December 31, 2007 were approximately $583.3 million. Staffmark derives its revenues primarily from the light industrial market. While no specific acquisitions are currently contemplated at this time, CBS Personnel continues to view acquisitions as an attractive means to enter new geographic markets.
Results of Operations
Three-months ended March 31, 2008 compared to three-months ended March 31, 2007
The table below summarizes the consolidated statement of operations data for CBS Personnel for the three-months ended March 31, 2008 and 2007:

	Three-months ended March 31,
	2008	2007
	($ in thousands)
Revenues	$235,991	$135,421
Direct cost of revenues	196,550	111,404

Gross profit	39,441	24,017
Selling, general and administrative expenses	36,590	20,075
Fees to manager	404	241
Amortization expense	1,038	282

Income from operations	$1,409	$3,419

Revenues
Revenues for the three months ended March 31, 2008 increased approximately $100.6 million over the corresponding three months ended March 31, 2007. This increase was due to the acquisition of Staffmark in January 2008, which contributed approximately $110.2 million in revenues for the three-month period. Excluding Staffmark, revenues declined quarter-over-quarter by approximately $9.6 million. The reduction reflects reduced demand for staffing services, (primarily clerical), as clients were affected by weaker economic conditions. We expect this trend to continue through fiscal 2008 as the economy continues to soften.
Cost of revenues
Direct cost of revenues for the three months ended March 31, 2008 increased approximately $85.1 million compared to the same period a year ago. The effect of the Staffmark acquisition accounts for approximately $92.3 million of the increase, while lower overall demand resulted in an approximate $7.1 million decrease. Gross margin was approximately 16.7% and 17.7% of revenues for the three-month periods ended March 31, 2008 and 2007, respectively. The decrease is primarily a result of higher workers’ compensation costs and a shift in the mix of revenue related to the Staffmark acquisition.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2008, is approximately $16.5 million higher than the same period a year ago. This increase is primarily related to the inclusion of Staffmark. Additionally, we incurred approximately $1.6 million in transitioning and integration expenses related to the integration of Staffmark during the three months ended March 31, 2008. We expect fiscal 2008 total transition and integration expenses of $8.0 to $10.0 million to be offset by cost savings derived from the combined entities going forward.
Amortization of intangibles
Amortization expense for the three months ended March 31, 2008, is approximately $0.8 million higher than the same period a year ago. This increase is related to the intangible assets and attendant amortization acquired in connection with the acquisition of Staffmark.
Income from operations
Income from operations decreased approximately $2.0 million to approximately $1.4 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 based on the factors described above.
Fox Factory
Overview
Founded in 1974 and headquartered in Watsonville, California, Fox is a designer, manufacturer and marketer of high end suspension products for mountain bikes, all terrain vehicles, snowmobiles and other off-road vehicles. Fox both acts as a tier one supplier to leading action sport original equipment manufacturers and provides aftermarket products to retailers and distributors. Fox’s products are recognized as the industry’s performance leaders by retailers and end-users alike.
Results of Operations
Three-months ended March 31, 2008 compared to three-months ended March 31, 2007
The table below summarizes the combined statement of operations for Fox for the three-months ended March 31, 2008 and 2007.

	Three-Months Ended March 31,
	2008	2007
	($ in thousands)
Net sales	$23,437	$15,893
Cost of sales	17,941	12,694

Gross profit	5,496	3,199
Selling, general and administrative expenses	3,984	3,097
Fees to manager	121	—
Amortization of Intangibles	1,589	—

Income (loss) from operations	$(198)	$102

Net Sales
Net Sales for the three months ended March 31, 2008 increased approximately $7.5 million or 47.5% over the corresponding three month period ended March 31, 2007. Increased sales from our bicycle division accounted for the majority of the sales increase. This increase was largely due to increased sales in Europe and to a lesser extent the impact of a temporary plant shutdown during the first quarter of 2007.
Cost of Sales
Cost of Sales for the three months ended March 31, 2008 increased approximately $5.2 million over the corresponding period in 2007. This increase is principally due to the corresponding increase in sales. Gross profit as a percentage of sales increased during the three months ended March 31, 2008 (23.4% at March 31, 2008 vs. 20.1% at March 31, 2007) largely due to improved efficiencies associated with the increase in sales.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2008 increased $0.9 million over the corresponding three month period in 2007. Approximately $0.4 million of this increase relates to increased sales and marketing efforts to drive sales growth.. In addition, approximately $0.3 million of the increase relates to increased engineering spending as we continue to invest in product development to support revenue growth.
Amortization of intangibles
Amortization expense for the three months ended March 31, 2008 was $1.6 million. There was no amortization expense for 2007 as the amortization expense relates solely to the purchase price allocation and the related amortization of intangible assets recognized in connection with our acquisition of Fox in January 2008.
Income from Operations
Income from Operations for the three months ended March 31, 2008 decreased approximately $0.3 million over the corresponding period in 2007 based principally on those factors described above.
HALO
Overview
Operating under the brand names of HALO and Lee Wayne, headquartered in Sterling, IL, HALO is an independent provider of customized drop-ship promotional products in the U.S. through an extensive group of dedicated sales professionals, HALO serves as a one-stop shop for over 40,000 customers throughout the U.S. HALO is involved in the design, sourcing, management and fulfillment of promotional products across several product categories, including apparel, calendars, writing instruments, drink ware and office accessories. HALO’s sales professionals work with customers and vendors to develop the most effective means of communicating a logo or marketing message to a target audience. Approximately 90% of products sold are drop shipped, resulting in minimal inventory risk. HALO has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 700 account executives.
Distribution of promotional products is seasonal. Typically, HALO expects to realize approximately 45% of its sales and 70% of its operating income in the months of September through December, due principally to calendar sales and corporate holiday promotions.
Results of Operations
Three-months ended March 31, 2008 compared to Three-months ended March 31, 2007
The table below summarizes the combined statement of operations for HALO for the three-months ended March 31, 2008 and 2007.

	Three-Months Ended March 31,
	2008	2007
	($ in thousands)
Net sales	$28,775	$23,421
Cost of sales	18,410	14,666

Gross profit	10,365	8,755
Selling, general and administrative expenses	10,469	9,314
Fees to manager	125	42
Amortization of intangibles	546	177

Loss from operations	$(775)	$(778)

Net sales
Net sales for the three months ended March 31, 2008 increased approximately $5.4 million over the corresponding three months ended March 31, 2007. Sales increases to accounts from acquisitions made in January 2007 and April 2007 accounted for approximately $1.4 million of this increase. The remaining increase is attributable to increased sales to existing customers..

Cost of sales
Cost of sales for the three months ended March 31, 2008 increased approximately $3.7 million. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 36.0% and 37.4% of net sales for the three month periods ended March 31, 2008 and 2007, respectively. The decrease in gross profit as a percent in sales is not the result of any one factor and is spread across all product lines.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2008, increased approximately $1.2 million compared to the same period in 2007. This increase is largely the result of increased direct commission expense as a result of increased sales in 2008 and increased general and administrative expenses in the three months ended March 31, 2008 as a result of acquisitions consummated in 2007.
Amortization expense
Amortization expense increased approximately $0.4 million in the three months ended March 31, 2008. This increase is due principally to additional amortization costs in 2008 as a result of recognizing three months of amortization expense (related to HALO’s recapitalization in connection with our purchase of a controlling interest in HALO on February 28, 2007) in the quarter ended March 31, 2008 compared to only one month of amortization expense for the same period in 2007.
Loss from operations
Loss from operations was approximately $0.8 million in each of the three month periods ended March 31, 2008 and 2007.
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
Results of Operations
Three-months ended March 31, 2008 compared to March 31, 2007
The table below summarizes the consolidated statement of operations for Silvue for the three-months ended March 31, 2008 and for the three-months ended March 31, 2007:

	Three-Months Ended March 31,
	2008	2007
	($ in thousands)
Net sales	$5,465	$5,492
Cost of sales	955	1,314

Gross profit	4,510	4,178
Selling, general and administrative expenses	2,606	2,143
Research and development costs	369	298
Fees to manager	88	88
Amortization of intangibles	185	183

Income from operations	$1,262	$1,466

Net sales
Total net sales for the three months ended March 31, 2008 are comparable with the corresponding three months ended March 31, 2007. During the three-months ended March 31, 2008, 77.3% of net sales were derived from the U.S. and Europe and 22.7% from Asia compared to the same period in 2007 where 74.2% of sales were derived from the U.S. and Europe and 25.8% from Asia.
Cost of sales
Cost of sales for the three months ended March 31, 2008 decreased approximately $0.4 million or 28%. Gross profit was approximately 82.5% and 76.1% of revenue in each of the three month periods ended March 31, 2008 and 2007, respectively. This increase in gross profit percentage principally was due to a proportionately lower percentage of sales being derived from Asia, where margins are lower then in other markets, and increased sales and margins in the U.S. and Europe resulting from price increases implemented in January 2008.
Selling, general and administrative expense
Selling, general and administrative expenses increased approximately $0.5 million during the three months ended March 31, 2008 compared to the corresponding period in 2007. This increase was primarily the result of costs incurred for the newly established office in China ($0.2 million) and increases in personnel in the US and UK ($0.2 million).
Research and development costs
Research and development costs totaled approximately $0.4 million and $0.3 million in the three month periods ended March 31, 2008 and 2007, respectively. The increase is primarily due to the addition of a research chemist in the US.
Operating income
Operating income for the three months ended March 31, 2008 was approximately $1.3 million compared to approximately $1.5 million for the three months ended March 31, 2007, a decrease of approximately $0.2 million. This decrease was due primarily to increased costs related to expansion into China and investment in additional personnel in the US and Europe.
Liquidity and Capital Resources
At March 31, 2008, on a consolidated basis, cash flows provided by operating activities totaled approximately $30.2 million, which represents a $31.6 million increase over the three-month period ended March 31, 2007. This increase is primarily attributable to the following; (i) Increases in accounts receivable collections of approximately $15.8 million, resulting primarily from our acquisition of four new businesses and one add-on acquisition, since January 1, 2007; (ii) a decrease in payments made to our Manager in connection with the supplemental put of approximately $7.9 million; (iii) an increase in non cash depreciation and amortization of approximately $4.5 million as a result of purchase accounting asset basis adjustments attributable to our acquisitions made since January 1, 2007, and (iv) other changes in working capital components of approximately $3.2 million.
Cash flows used in investing activities totaled approximately $169 million, which reflects the costs to acquire Fox and Staffmark of approximately $164.2 million, and capital expenditures of approximately $4.8 million.
Cash flows provided by financing activities totaled approximately $33.7 million, principally reflecting: (i) $40.0 million drawdown on our Revolving Credit Facility and (ii) $5.0 million drawdown on our Term Loan Facility in January 2008, offset in part by; distributions paid to shareholders during the quarter totaling approximately $10.2 million and scheduled amortization of our Term Loan Facility of $0.5 million.
At March 31, 2008 we had approximately $14.0 million of cash and cash equivalents on hand and the following outstanding loans due from each of our businesses:
•	Advanced Circuits — approximately $69.2 million;
•	Aeroglide — approximately $31.9 million;
•	American Furniture — approximately $68.2 million;
•	Anodyne — approximately $22.8 million;
•	CBS Personnel — approximately $121.7 million;
•	Fox Factory — approximately $55.6 million;
•	HALO — approximately $42.6 million; and
•	Silvue — approximately $14.5 million

Each loan has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity. CBS Personnel borrowed approximately $83.6 million in January 2008 to fund its acquisition of Staffmark.
Our primary source of cash is from the receipt of interest and principal on our outstanding loans to our businesses. Accordingly, we are dependent upon the earnings of and cash flow of these businesses, which are available for (i) operating expenses; (ii) payment of principal and interest under our Credit Agreement; (iii) payments to CGM due or potentially due pursuant to the Management Services Agreement, the LLC Agreement, and the Supplemental Put Agreement; (iv) cash distributions to our shareholders and (v) investments in future acquisitions. Payments made under (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures. A non-cash charge to earnings of approximately $2.3 million was recorded during the three-months ended March 31, 2008 in order to recognize our estimated, potential liability in connection with the Supplemental Put Agreement between us and CGM. Approximately $7.9 million of the accrued profit allocation was paid in the first quarter of fiscal 2007 in connection with the sale of Crosman. A liability of approximately $24.3 million is reflected in our condensed consolidated balance sheet, which represents our estimated liability for this obligation at March 31, 2008.
We believe that we currently have sufficient liquidity and resources to meet our existing obligations including anticipated distributions to our shareholders over the next twelve months.
On March 31, 2008 we had $194.5 million outstanding under our Credit Agreement consisting of $40.0 million under the Revolving Credit Facility portion of the Credit Agreement and 154.5 million outstanding under the Term Loan Facility. The Credit Agreement provides for a Revolving Credit Facility totaling $325 million which matures in December 2012 and a Term Loan Facility totaling $154.5 million which matures in December 2013. The Term Loan Facility requires quarterly payments of $500,000 commencing March 31, 2008 with a final payment of the outstanding principal balance due on December 7, 2013. The Credit Agreement permits the Company to increase, over the next two years, the amount available under the Revolving Credit Facility by up to $25 million and the Term Loan Facility by up to $145 million, subject to certain restrictions and Lender approval.
The Revolving Credit Facility allows for loans at either base rate or LIBOR. Base rate loans bear interest at a fluctuating rate per annum equal to the greater of (i) the prime rate of interest published by the Wall Street Journal and (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period, plus a margin ranging from 1.50% to 2.50% based upon the ratio of total debt to adjusted consolidated earnings before interest expense, tax expense, and depreciation and amortization expenses for such period (the “Total Debt to EBITDA Ratio”). LIBOR loans bear interest at a fluctuating rate per annum equal to the London Interbank Offer Rate, or LIBOR, for the relevant period plus a margin ranging from 2.50% to 3.50% based on the Total Debt to EBITDA Ratio We are required to pay commitment fees ranging between 0.75% and 1.25% per annum on the unused portion of the Revolving Credit Facility. On March 31, 2008 outstanding borrowings under our Revolving Credit Facility bore interest at 5.25%. We had approximately $206 million in borrowing base availability under this facility at March 31, 2008.
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
The table below details cash receipts and payments that are not reflected on our income statement in order to provide an additional measure of management’s estimate of cash flow available for distribution and reinvestment (“CAD”). CAD is a non-GAAP measure that we believe provides additional information to evaluate our ability to make anticipated quarterly distributions. It is not necessarily comparable with similar measures provided by other entities. We believe that CAD, together with future distributions and cash available from our businesses (net of reserves) will be sufficient to meet our anticipated distributions over the next twelve months. The table below reconciles CAD to net income and to cash flow provided by operating activities, which we consider to be the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three months ended
	March 31, 2008	March 31. 2007
	(In thousands)
Net income (loss)	$(795)	$36,921
Adjustment to reconcile net income (loss) to cash provided by operating activities Depreciation and amortization	9,191	4,745
Supplemental put expense	2,318	1,393
Minority shareholders’ notes and charges	525	(568)
Minority interest	(290)	42
Deferred taxes	(1,445)	(536)
Gain on sale of Crosman	—	(36,038)
Amortization of debt issuance cost	486	255
Other	—	79
Changes in operating assets and liabilities	20,170	(7,776)

Net cash provided by operating activities	30,160	(1,483)
Plus:
Staffmark integration expenses	1,575	—
Unused fee on credit facilities(1)	729	488
Changes in operating assets and liabilities	(20,170)	7,776
Less:
Maintenance capital expenditures(2)
Advanced Circuits	457	(87)
Aeroglide	84	14
American Furniture	43	—
Anodyne	154	135
CBS personnel	669	106
Fox	686	—
HALO	242	148
Silvue	81	44

Estimated cash flow available for distribution and reinvestment	$9,878	$6,421

Distribution declared April 2008 and 2007	$10,246	$6,135

(1)	Represents the commitment fee on the unused portion of our third-party loans.

(2)	Represents maintenance capital expenditures that were funded from operating cash flow and excludes approximately $2.3 million and $0.5 million of growth capital expenditures for the three months ended March 31, 2008 and 2007, respectively.
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
The table below summarizes the payment schedule of our contractual obligations at March 31, 2008.

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Long-term debt obligations(a)	$247,904	$19,635	$38,864	$37,021	$152,384
Capital lease obligations	485	155	330	—	—
Operating Lease Obligations(b)	64,725	15,791	23,320	11,608	14,006
Purchase Obligations(c)	141,194	73,767	36,464	30,963	—
Supplemental Put Obligation(d)	16,294	—	—	—	—

	$470,602	$109,348	$98,978	$79,592	$166,390

(a)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Term Loan Facility.

(b)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.

(c)	Reflects non-cancelable commitments as of March 31, 2008, including: (i) shareholder distributions of $41 million, (ii) management fees of $15.5 million per year over the next five years and; (iii) other obligations, including amounts due under employment agreements.

(d)	The supplemental put obligation represents the long-term portion of an estimated liability accrued as if our management services agreement with CGM had been terminated. This agreement has not been terminated and there is no basis upon which to determine a date in the future, if any, that this amount will be paid.
The table does not include the long-term portion of the actuarially developed reserve for workers compensation, which does not provide for annual estimated payments beyond one year. This liability, totaling approximately $38.0 million at March 31, 2008, is included in our balance sheet as a component of other non-current liabilities.
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
Our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended December 31, 2007 as filed with the SEC.
Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk required by this item are incorporated by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007 and have not materially changed since that report was filed.
ITEM 4. — CONTROLS AND PROCEDURES
As required by Exchange Act Rule 13a-15(b), Holdings and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.
In connection with the evaluation required by Exchange Act Rule 13a-15(d), Holdings and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, concluded that no changes in Holdings’ or the Company’s internal control over financial reporting occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, Holdings’ and the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal proceedings associated with the Company’s and Holdings’ business together with legal proceedings for the initial businesses have not changed materially from those disclosed in Part I, Item 3 of our 2007 Annual Report on Form 10-K as filed with the SEC.
ITEM 1A. RISK FACTORS
Risk factors and uncertainties associated with the Company’s and Holdings’ business have not changed materially from those disclosed in Part I Item IA of our 2007 Annual Report on Form 10-K as filed with the SEC.
ITEM 6. Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Share Purchase Agreement dated January 4, 2008, among Fox Factory Holding Corp., Fox Factory, Inc. and Robert Fox, Jr. (incorporated by reference to Exhibit 99.1 of the 8-K filed January 8, 2008)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS
By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Regular Trustee

Date: May 12, 2008

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC
By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 12, 2008

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant