Form 10-Q
period 2008-06-30
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2008-08-11
CIK 1345126, 1345122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

COMPASS DIVERSIFIED HOLDINGS
(Exact name of registrant as specified in its charter)

Delaware	0-51937	57-6218917
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. employer identification number)
COMPASS GROUP DIVERSIFIED HOLDINGS LLC
(Exact name of registrant as specified in its charter)

Delaware	0-51938	20-3812051
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. employer identification number)
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
As of August 1, 2008, there were 31,525,000 shares of
Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2008

NOTE TO READER
In reading this Quarterly Report on Form 10-Q, references to:
•	the “Trust” and “Holdings” refer to Compass Diversified Holdings;

•	“businesses” refer to, collectively, the businesses controlled by the Company;

•	the “Company” refer to Compass Group Diversified Holdings LLC;

•	the “Manager” refer to Compass Group Management LLC (“CGM”);

•	the “initial businesses” refer to, collectively, CBS Personnel Holdings, Inc., Crosman Acquisition Corporation, Compass AC Holdings, Inc. and Silvue Technologies Group, Inc.;

•	the “2007 acquisitions” refer to, collectively, the acquisitions of Aeroglide Corporation, HALO Branded Solutions and American Furniture Manufacturing;

•	the “2008 acquisitions” refer to, collectively, the acquisitions of Fox Factory Inc. and Staffmark Investment LLC;

•	the “2007 disposition” refers to, the sale of Crosman Acquisition Corporation;

•	the “2008 dispositions” refer to, collectively, the sales of Aeroglide Corporation and Silvue Technologies Group, Inc.;

•	the “Trust Agreement” refer to the amended and restated Trust Agreement of the Trust dated as of April 25, 2007;

•	the “Credit Agreement” refer to the Credit Agreement with a group of lenders led by Madison Capital, LLC which provides for a Revolving Credit Facility and a Term Loan Facility;

•	the “Revolving Credit Facility” refer to the $325 million Revolving Credit Facility provided by the Credit Agreement that matures in December 2012;

•	the “Term Loan Facility” refer to the $154 million Term Loan Facility, as of June 30, 2008, provided by the Credit Agreement that matures in December 2013;

•	the “LLC Agreement” refer to the second amended and restated operating agreement of the Company dated as of January 9, 2007; and

•	“we”, “us” and “our” refer to the Trust, the Company and the businesses together.

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q, contains both historical and forward-looking statements. We may, in some cases, use words such as “project,” “predict,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:
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

PART I
FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
Compass Diversified Holdings
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands)	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$100,221	$115,500
Accounts receivable, less allowances of $7,106 at June 30, 2008 and $3,204 at December 31, 2007	184,841	111,718
Inventories	55,581	35,492
Prepaid expenses and other current assets	39,782	11,088
Current assets of discontinued operations	—	25,443

Total current assets	380,425	299,241

Property, plant and equipment, net	30,593	20,437
Goodwill	311,953	218,817
Intangible assets, net	261,874	163,378
Deferred debt issuance costs, less accumulated amortization of $2,330 at June 30, 2008 and $1,348 at December 31, 2007	8,979	9,613
Other non-current assets	18,421	17,549
Assets of discontinued operations	—	98,967

Total assets	$1,012,245	$828,002

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$46,794	$34,306
Accrued expenses	82,156	33,969
Due to related party	823	814
Current portion, long-term debt	2,000	2,000
Profit allocation due to Manager	15,000	—
Current portion of workers’ compensation liability	28,018	6,881
Other current liabilities	757	560
Current liabilities of discontinued operations	—	28,083

Total current liabilities	175,548	106,613

Supplemental put obligation	13,570	21,976
Deferred income taxes	62,691	59,478
Long-term debt	152,000	148,000
Workers’ compensation liability	38,561	16,791
Other non-current liabilities	5,262	4,628
Non-current liabilities of discontinued operations	—	15,799

Total liabilities	447,632	373,285
Minority interests	79,207	21,867
Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 31,525 shares issued and outstanding at June 30, 2008 and December 31, 2007	423,213	443,705
Accumulated other comprehensive income	1,240	—
Accumulated earnings (deficit)	60,953	(10,855)

Total stockholders’ equity	485,406	432,850

Total liabilities and stockholders’ equity	$1,012,245	$828,002

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Operations
(unaudited)

	Three-months	Three-months	Six-months	Six-months
	Ended	Ended	Ended	Ended
(in thousands, except per share data)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net sales	$128,738	$54,602	$243,882	$84,596
Service revenues	270,172	142,911	506,163	278,332

	398,910	197,513	750,045	362,928
Cost of sales	87,545	33,100	167,322	50,781
Cost of services	223,504	116,724	420,054	228,128

Gross profit	87,861	47,689	162,669	84,019

Operating expenses:
Staffing expense	27,470	14,470	52,540	28,482
Selling, general and administrative expense	41,842	22,613	78,524	36,824
Supplemental put expense	4,276	1,024	6,594	2,417
Fees to manager	3,544	2,388	7,195	4,442
Amortization expense	6,131	2,969	12,261	5,588

Operating income	4,598	4,225	5,555	6,266

Other income (expense):
Interest income	266	728	581	1,327
Interest expense	(4,674)	(1,557)	(9,346)	(3,031)
Amortization of debt issuance costs	(497)	(283)	(982)	(553)
Other income (expense), net	102	(5)	357	1

Income (loss) from continuing operations before income taxes and minority interest	(205)	3,108	(3,835)	4,010
Provision for income taxes	848	1,650	555	2,675
Minority interest	1,218	76	705	(99)

Income (loss) from continuing operations	(2,271)	1,382	(5,095)	1,434
Income from discontinued operations, net of income tax	2,577	1,150	4,607	1,981
Gain on sale of discontinued operations, net of income tax	72,296	—	72,296	36,038

Net income	$72,602	$2,532	$71,808	$39,453

Basic and fully diluted income (loss) per share from continuing operations	$(0.07)	$0.05	$(0.16)	$0.06
Basic and fully diluted income per share from discontinued operations	2.37	0.04	2.44	1.61

Basic and fully diluted net income per share	$2.30	$0.09	$2.28	$1.67

Weighted average number of shares of trust stock outstanding - basic and fully diluted	31,525	26,837	31,525	23,661

Cash distributions declared per share	$0.325	$0.30	$0.65	$0.60

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

				Accumulated
			Accumulated	Other	Total
	Number of		Earnings	Comprehensive	Stockholders’
(in thousands)	Shares	Amount	(Deficit)	Income	Equity
Balance — December 31, 2007	31,525	$443,705	$(10,855)	$—	$432,850
Distributions paid		(20,492)	—	—	(20,492)
Other comprehensive income - cash flow hedge	—	—	—	1,240	1,240
Net income	—	—	71,808	—	71,808

Balance — June 30, 2008	31,525	$423,213	$60,953	$1,240	$485,406

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months	Six Months
	Ended	Ended
(in thousands)	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$71,808	$39,453
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of 2008 dispositions	(72,296)
Gain on sale of 2007 disposition	—	(36,038)
Depreciation expense	4,814	2,127
Amortization expense	13,404	9,413
Amortization of debt issuance costs	982	549
Supplemental put expense	6,594	2,417
Minority interests	1,254	249
Minority stockholder charges	1,134	(117)
Deferred taxes	(5,761)	(1,156)
Other	(162)	—
Changes in operating assets and liabilities, net of acquisition:
Decrease/(increase) in accounts receivable	7,722	(2,666)
Increase in inventories	(5,070)	(806)
(Increase)/decrease in prepaid expenses and other current assets	(17,170)	522
Increase/(decrease) in accounts payable and accrued expenses	17,886	(366)
Decrease in supplemental put obligation	—	(7,880)
Other	(85)	—

Net cash provided by operating activities	25,054	5,701

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(172,550)	(127,937)
Purchases of property and equipment	(7,148)	(3,835)
Proceeds from 2008 dispositions	153,070	—
Proceeds from 2007 disposition	—	119,856
Other investing activities	(303)	—

Net cash used in investing activities	(26,931)	(11,916)

Cash flows from financing activities:
Proceeds from the issuance of Trust shares, net	—	168,672
Repayments under Credit Agreement	(76,532)	(196,764)
Borrowings under Credit Agreement	80,000	111,800
Debt issuance costs	—	(860)
Distributions paid	(20,492)	(12,270)
Other	(156)	1,911

Net cash (used in) provided by financing activities	(17,180)	72,489

Foreign currency adjustment	(80)	(52)
Net (decrease) increase in cash and cash equivalents	(19,137)	66,222
Cash and cash equivalents — beginning of period	119,358	7,006

Cash and cash equivalents — end of period	$100,221	$73,228

Cash related to discontinued operations	$—	$1,229

Supplemental non-cash financing and investing activity:
The Company’s subsidiary, CBS Personnel purchased all the capital stock of Staffmark on January 21, 2008 (see Note D). In conjunction with the acquisition, CBS Personnel issued, in lieu of cash, common stock of CBS Personnel valued at $47.9 million as part of the purchase price.
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008
Note A — Organization and Business Operations
Compass Diversified Holdings, a Delaware statutory trust (“Holdings”), was organized in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability company (the “Company”), was also formed on November 18, 2005. Compass Group Management LLC, a Delaware limited liability company (“CGM” or the “Manager”), was the sole owner of 100% of the Interests of the Company as defined in the Company’s operating agreement, dated as of November 18, 2005, which were subsequently reclassified as the “Allocation Interests” pursuant to the Company’s amended and restated operating agreement, dated as of April 25, 2006 (as amended and restated, the “LLC Agreement”).
Note B — Presentation and Principles of Consolidation
The condensed consolidated financial statements for the three-and six-month periods ended June 30, 2008 and 2007, (recast for discontinued operations), are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
The condensed consolidated financial statements include the accounts of Compass Diversified Holdings and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Note C —Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.
Note D — Acquisition of Businesses
Acquisition of Fox Factory
On January 4, 2008, Fox Factory Holding Corp., a subsidiary of the Company, entered into a Share Purchase Agreement with Fox Factory, Inc. (“Fox”) and Robert C. Fox, Jr., the sole shareholder of Fox, to purchase, and consummated the purchase of all of the issued and outstanding capital stock of Fox. Fox management invested in the transaction alongside CODI resulting in an initial minority ownership of approximately 24%.
Headquartered in Watsonville, California, Fox is a designer, manufacturer and marketer of high end suspension products for mountain bikes, all-terrain vehicles, snowmobiles and other off-road vehicles. Fox acts both as a tier one supplier to leading action sport original equipment manufacturers and provides after-market products to retailers and distributors. The Company made loans to and purchased a controlling interest in Fox for approximately $80.4 million, representing approximately 76.0% of the outstanding common stock on a primary basis and 69.8% on a fully diluted basis.
Identifiable intangible assets recorded as a result of this acquisition aggregated approximately $57.5 million and includes the value assigned to trademarks of $13.3 million which is not subject to amortization.
The Company’s Manager, acted as an advisor to the Company in the transaction, and received fees and expense payments totaling approximately $0.85 million.

Acquisition of Staffmark
On January 21, 2008, the Company’s majority-owned subsidiary, CBS Personnel, acquired Staffmark Investment LLC (“Staffmark”), a privately held personnel services provider. Under the terms of the Purchase Agreement, CBS Personnel purchased all of the outstanding equity interests of Staffmark for a total purchase price of approximately $128.6 million, exclusive of transaction fees and closing costs of $5.2 million. Staffmark has become a wholly-owned subsidiary of CBS Personnel and Staffmark’s results of operations are included in CBS Personnel’s financial statements from the date of acquisition. Staffmark is a leading provider of commercial staffing services in the United States. Staffmark provides staffing services in more than 30 states through more than 200 branches and on-site locations. The majority of Staffmark’s revenues are derived from light industrial staffing, with the balance of revenues derived from administrative and transportation staffing, permanent placement services and managed solutions. Similar to CBS Personnel, Staffmark is one of the largest privately held staffing companies in the United States.
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
The acquisition agreement pursuant to which CBS Personnel issued cash and 1,929,089 shares of CBS Personnel common stock (the “Staffmark stock”) in exchange for all of the membership units of Staffmark, gave the holders of Staffmark’s membership units a non-transferable right (“put right”), to direct the Company, on or after January 21, 2011, to either: (i) promptly initiate such commercially reasonable actions that would result in a sale of CBS Personnel or (ii) offer to purchase the Staffmark stock at its then fair market value, if such right was not otherwise extinguished pursuant to the terms of the acquisition agreement. The put right is extinguishable at any time if either a public offering of the shares of CBS Personnel or sale of CBS Personnel has occurred.
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
Unaudited Pro Forma Information
The following unaudited pro forma data for the six months ended June 30, 2008 and 2007 gives effect to the acquisitions of Fox and Staffmark, as described above, as if the acquisitions had been completed as of January 1, 2008 and January 1, 2007, respectively. The pro forma data gives effect to actual operating results and adjustments to interest expense, amortization and depreciation expense, management fees and minority interests in the acquired businesses. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

Six- months ended June 30, 2008
(in thousands, except per share data)	Total
Net sales	$781,118

Income (loss) from continuing operations before income taxes and minority interests	$(4,009)

Net income (loss)	$71,369

Basic and fully diluted income per share	$2.26

Six- months ended June 30, 2007
(in thousands, except per share data)	Total
Net sales	$693,289

Income (loss) from continuing operations before income taxes and minority interests	$(896)

Net income (loss)	$36,829

Basic and fully diluted income per share	$1.56
Note E — Disposition of Businesses
2007 Disposition
On January 5, 2007, the Company sold its majority owned subsidiary, Crosman Acquisition Corporation (“Crosman”) for $143.0 million. The Company’s share of the net proceeds, after accounting for the redemption of Crosman’s minority holders and the payment of CGM’s profit allocation of $7.9 million, was approximately $110.0 million. The Company recognized a gain on the sale in the first quarter of fiscal 2007 of approximately $36.0 million or $1.77 per share.
2008 Dispositions
On June 24, 2008, the Company sold its majority owned subsidiary, Aeroglide Corporation (“Aeroglide”), for a total enterprise value of $95.0 million. The Company’s share of the net proceeds, after accounting for (i) redemption of Aeroglide’s minority holders; (ii) payment of transaction expenses; and (iii) CGM’s profit allocation, totaled $78.3 million. The Company recognized a gain on the sale in the second quarter of fiscal 2008 of $34.0 million or $1.08 per share.
On June 25, 2008, the Company sold its majority owned subsidiary, Silvue Technologies Group, Inc. (“Silvue”), for a total enterprise value of $95.0 million. The Company’s share of the net proceeds, after accounting for (i) redemption of Silvue’s minority holders; (ii) payment of transaction expenses; and (iii) CGM’s profit allocation, totaled $62.9 million. The Company recognized a gain on the sale in the second quarter of fiscal 2008 of $38.3 million or $1.22 per share.
Approximately $65 million of the Company’s net proceeds from the 2008 dispositions were used to repay amounts outstanding under the Company’s Revolving Credit Facility. It is anticipated that the remaining net proceeds from the 2008 dispositions will be invested in short term investment securities pending future application for partial funding of future acquisitions when identified.
Summarized operating results for the 2008 dispositions through the dates of the respective sales were as follows:

	Aeroglide Corporation
	For the Period		For the Period
	April 1, 2008	For the Three Months	January 1, 2008	For the Six Months
	through Disposition	Ended June 30, 2007	through Disposition	Ended June 30, 2007

Net sales	$18,138	$15,151	$34,294	$20,563

Operating income	3,021	89	5,041	241
Other income (expense)	(8)	(9)	(11)	(3)
Provision (benefit) for income taxes	835	(363)	1,274	(449)
Minority interests	160	(17)	239	33

Income from discontinued operations (1)	$2,018	$460	$3,517	$654

(1)	The results above for the periods April 1, 2008 through disposition and January 1, 2008 through dispostion exclude $0.7 million and $1.6 million, respectively, of intercompany interest expense. The results for the three and six-month periods ended June 30, 2007 exclude $1.1 million and $1.5 million, respectively, of intercompany interest expense.

	Silvue Technologies Group, Inc.
	For the Period		For the Period
	April 1, 2008	For the Three Months	January 1, 2008	For the Six Months
	through Disposition	Ended June 30, 2007	through Disposition	Ended June 30, 2007
Net sales	$6,000	$5,555	$11,465	$11,047

Operating income	1,400	1,195	2,416	2,408
Other income (expense)	(146)	7	(83)	(4)
Provision for income taxes	527	364	933	762
Minority interests	168	148	310	315

Income from discontinued operations(1)	$559	$690	$1,090	$1,327

(1)	The results above for the periods April 1, 2008 through disposition and January 1, 2008 through dispostion exclude $0.3 million and $0.6 million, respectively, of intercompany interest expense. The results for the three and six-month periods ended June 30, 2007 exclude $0.4 million and $0.8 million, respectively, of intercompany interest expense.
The following table presents summary balance sheet information for the 2008 dispositions as of December 31, 2007:

	December 31, 2007
	Aeroglide	Silvue	Total
Assets:
Cash	$1,901	$1,957	$3,858
Accounts receivable, net	10,496	2,829	13,325
Inventory	2,156	691	2,847
Earnings in excess of billings	4,244	—	4,244
Other current assets	432	737	1,169

Current assets of discontinued operations	$19,229	$6,214	$25,443

Property, plant and equipment, net	6,625	1,681	8,306
Goodwill	29,863	18,461	48,324
Intangible assets, net	17,512	23,408	40,920
Other non-current assets	873	544	1,417

Non-current assets of discontinued operations	$54,873	$44,094	$98,967

Liabilities:
Accounts payable	5,454	650	6,104
Accrued expenses	4,377	4,032	8,409
Deferred revenue	10,756	—	10,756
Revolving credit facility	—	2,814	2,814

Current liabilities of discontinued operations	$20,587	$7,496	$28,083

Deferred income taxes	377	9,375	9,752
Minority interests	2,507	3,352	5,859
Other non-current liabilities	—	188	188

Non-current liabilities of discontinued operations	$2,884	$12,915	$15,799

Note F — Business segment data
At June 30, 2008, the Company has six reportable business segments. Each business segment represents an acquisition. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:
•	Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), an electronic components manufacturing company, is a provider of prototype and quick-turn printed circuit boards. ACI manufactures and delivers custom printed circuit boards to customers mainly in North America.

•	American Furniture Manufacturing, Inc. (“AFM” or “American Furniture”) is a leading domestic manufacturer of upholstered furniture for the promotional segment of the marketplace. AFM offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $699. AFM is a low-cost manufacturer and is able to ship any product in its line within 48 hours of receiving an order.

•	Anodyne Medical Device, Inc. (“Anodyne”), a medical support surfaces company, is a manufacturer of patient positioning devices primarily used for the prevention and treatment of pressure wounds experienced by patients with limited or no mobility. Anodyne is headquartered in California and its products are sold primarily in North America.

•	CBS Personnel Holdings, Inc. (“CBS” or “CBS Personnel”), a human resources outsourcing firm, is a provider of temporary staffing services in the United States. CBS Personnel serves approximately 6,500 corporate and small business clients. CBS Personnel also offers employee leasing services, permanent staffing and temporary-to-permanent placement services.

•	Fox Factory, Inc. (“Fox”) is a designer, manufacturer and marketer of high end suspension products for mountain bikes, all-terrain vehicles, snowmobiles and other off-road vehicles. Fox acts as both a tier one supplier to leading action sport original equipment manufacturers and provides after-market products to retailers and distributors.

•	Halo Branded Solutions, Inc. (“Halo”), operating under the brand names of Halo and Lee Wayne, serves as a one-stop shop for over 30,000 customers providing design, sourcing, management and fulfillment services across all categories of its customer promotional product needs. Halo has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 700 account executives.
The tabular information that follows shows data of reportable segments reconciled to amounts reflected in the Condensed Consolidated Financial Statements. The operations of each of the businesses are included in consolidated operating results as of their date of acquisition. There are no inter-segment transactions.
A disaggregation of the Company’s consolidated revenue and other financial data for the three and six-month periods ended June 30, 2008 and June 30, 2007, is presented below (in thousands).

	Three-months	Three-months	Six-months	Six-months
	Ended	Ended	Ended	Ended
Net sales of business segments	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
ACI	$14,293	$13,044	$28,578	$26,123
American Furniture	31,261	—	68,441	—
Anodyne	12,977	9,126	24,444	18,513
CBS Personnel	270,172	142,911	506,163	278,332
Fox	34,415	—	57,852	—
Halo	35,792	32,432	64,567	39,960

Total	398,910	197,513	750,045	362,928

Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—	—	—

Total consolidated revenues	$398,910	$197,513	$750,045	$362,928

	Three-months	Three-months	Six-months	Six-months
	Ended	Ended	Ended	Ended
Profit of business segments(1)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
ACI	$4,455	$4,070	$9,238	$9,195
American Furniture	1,218	—	4,926	—
Anodyne	1,099	351	1,555	699
CBS Personnel	4,346	4,946	5,755	8,365
Fox	3,160	—	2,962	—
Halo	529	573	(246)	3

Total	14,807	9,940	24,190	18,262
Reconciliation of segment profit to consolidated income (loss) from continuing operations before income taxes and minority interest:

Interest expense, net	(4,408)	(829)	(8,765)	(1,704)
Other income (expense)	102	(5)	357	1
Corporate and other (2)	(10,706)	(5,998)	(19,617)	(12,549)

Total consolidated income (loss) from continuing operations before income taxes and minority interest	$(205)	$3,108	$(3,835)	$4,010

(1)	Segment profit represents operating income.

(2)	Corporate and other consists of charges at the corporate level and purchase accounting adjustments not “pushed down” to the segment.

	Accounts	Accounts
	Receivable	Receivable
	as of	as of
	June 30, 2008	Dec. 31, 2007
Accounts receivable and allowances
ACI	$3,426	$2,913
American Furniture	11,045	10,965
Anodyne	7,270	8,687
CBS Personnel	129,869	62,537
Fox	17,528	—
Halo	22,809	29,820

Total	191,947	114,922
Reconciliation of segments to consolidated total:

Corporate and other	—	—

Total	191,947	114,922
Allowance for doubtful accounts	(7,106)	(3,204)

Total consolidated net accounts receivable	$184,841	$111,718

					Depreciation and		Depreciation and
					Amortization Expense		Amortization Expense
			Identifiable	Identifiable	for Three-months		for Six-months
	Goodwill	Goodwill	Assets	Assets	Ended June 30,		Ended June 30,
	June 30, 2008	Dec. 31, 2007	June 30, 2008(3)	Dec. 31, 2007(3)	2008	2007	2008	2007
Goodwill and identifiable assets of business segments

ACI	$50,659	$50,659	$21,945	$22,608	$917	$909	$1,826	$1,763

American Furniture	41,471	41,471	74,588	71,110	950		1,861

Anodyne	19,555	19,555	24,694	25,713	692	450	1,353	948

CBS Personnel	139,153	60,768	89,557	24,808	2,166	498	3,878	1,090

Fox	9,472	—	88,271	—	1,625		3,518

Halo	38,660	33,381	48,412	41,645	773	671	1,475	880

Total	298,970	205,834	347,467	185,884	7,123	2,528	13,911	4,681

Reconciliation of segments to consolidated amount:
Corporate and other identifiable assets	—	—	167,984	249,184	1,194	1,519	2,391	2,400
Identifiable assets of disc. ops.	—	—		62,398

Amortization of debt issuance costs	—	—	—	—	497	283	982	553
Goodwill carried at Corporate level (4)	12,983	12,983	—	—

Total	$311,953	$218,817	$515,451	$497,466	$8,814	$4,330	$17,284	$7,634

(3)	Does not include accounts receivable balances per schedule above.

(4)	Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the segments. This amount is allocated back to the respective segments for purposes of goodwill impairment testing.
Note G — Property, plant and equipment and inventory
Property, plant and equipment is comprised of the following at June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007
	(Unaudited)

Machinery and equipment	$23,373	$12,062
Office furniture and equipment	10,139	8,564
Buildings and building improvements	1,266	1,184
Leasehold improvements	4,371	3,252

	39,149	25,062
Less: accumulated depreciation	(8,556)	(4,625)

Total	$30,593	$20,437

Depreciation expense was $2.2 million and $4.0 million for the three- and six-month periods ended June 30, 2008, respectively. These amounts exclude $0.2 million and $0.2 million of depreciation expense for the three months ended June 30, 2008 for Aeroglide and Silvue, respectively, and $0.5 million and $0.3 million of depreciation expense for the six months ended June 30, 2008 for Aeroglide and Silvue, respectively.
Inventory is comprised of the following at June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007
	(Unaudited)

Raw materials and supplies	$43,330	$20,899
Finished goods	13,230	15,062
Less: obsolescence reserve	(979)	(469)

Total	$55,581	$35,492

Note H — Goodwill and other intangible assets
A reconciliation of the change in the carrying value of goodwill for the six-month period ended June 30, 2008 and the year ended December 31, 2007 is as follows (in thousands):

Balance at Jan. 1, 2007	$140,690
Acquisition of businesses (1)	76,387
Adjustment to purchase accounting (1)	1,740

Balance at Dec. 31, 2007	218,817
Acquisition of businesses (1)	93,096
Adjustment to purchase accounting(1)	40

Balance at June 30, 2008	$311,953

(1)	Initial purchase price allocations may be adjusted within one year for changes in estimates of the fair value of assets acquired and liabilities assumed.
Other Intangible assets subject to amortization are comprised of the following at June 30, 2008 (in thousands):

June 30, 2008
Customer relations	$187,701
Technology	37,959
Licensing agreements and anti-piracy covenants	28,911
Distributor relations and backlog	1,380

255,951
Accumulated amortization	(30,847)
Trade names, not subject to amortization	36,770

Total	$261,874

Amortization expense was $6.1 million and $12.3 million during the three- and six-month periods ended June 30, 2008, respectively. These amounts exclude $0.4 million and $0.2 million of amortization expense for the three months ended June 30, 2008 for Aeroglide and Silvue, respectively, and $0.8 million and $0.3 million of amortization expense for the six months ended June 30, 2008 for Aeroglide and Silvue, respectively.
Note I — Debt
On June 30, 2008, the Company had $154.0 million outstanding of its Term Loan Facility under its Credit Agreement. The Credit Agreement provides for a Revolving Credit Facility totaling $325 million which matures in December 2012 and a Term Loan Facility totaling $154.0 million which matures in December 2013. The Term Loan Facility requires quarterly payments of $0.5 million with a final payment of the outstanding principal balance due on December 7, 2013. The Credit Agreement permits the Company to increase, over the next two years, the amount available under the Revolving Credit Facility by up to $25 million and the Term Loan Facility by up to $145 million, subject to certain restrictions and Lender approval.
The Company increased its Revolving Credit Facility to $340 million on August 4, 2008. The Company had no outstanding borrowings under its Revolving Credit Facility at June 30, 2008.
The Company had approximately $291.5 million in borrowing base availability under its Revolving Credit Facility at June 30, 2008. Letters of credit outstanding at June 30, 2008 totaled approximately $64.0 million.
At June 30, 2008, the Company was in compliance with all covenants.
On January 22, 2008, we entered into a three-year interest rate swap (“Swap”) agreement with a bank, fixing the rate of $140 million of Term Loan debt at 7.35% on a like amount of variable rate Term Loan Facility borrowings. The Swap is designated as a cash flow hedge and is anticipated to be highly effective.

Note J — Fair Value Measurement
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies to other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.
In February 2008 the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (“SFAS 13”) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities. Non-recurring non-financial assets and non-financial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in our annual goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008 (in thousands):

Fair Value Measurements at June 30, 2008
		Quoted	Significant
		prices in	other	Significant
	Total Carrying	active	observable	unobservable
	Value at	markets	inputs	inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Derivative asset — interest rate swap	$1,240	$—	$1,240	$—
Supplemental put	28,570	—	—	28,570
A reconciliation of the change in the carrying value of our level 3, supplemental put liability for the three- and six-month periods ended June 30, 2008 is as follows (in thousands):

Balance at January 1, 2008	$21,976
Charges included in earnings	6,594
Other adjustments	—

Balance at June 30, 2008	$28,570

Balance at April 1, 2008	$24,294
Charges included in earnings	4,276
Other adjustments	—

Balance at June 30, 2008	$28,570

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
The Company is using the Swap to manage interest rate exposure. The Swap is designated as a cash flow hedge, accordingly, changes in the fair value of the swap are recorded in stockholders equity as a component of accumulated other comprehensive income. At June 30, 2008, the unrealized gain on the Swap, reflected in accumulated other comprehensive income, was approximately $1.2 million.
Note L — Comprehensive income
The following table sets forth the computation of comprehensive income for the six months ended June 30, 2008 and June 30, 2007, respectively:

	Six-months ended June 30,
	2008	2007
Net income	$71,808	$39,453
Other comprehensive income:
Unrealized gain on cash flow hedge	1,240	—

Total comprehensive income	$73,048	$39,453

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
•	On January 30, 2008 the Company paid a distribution of $0.325 per share to holders of record as of January 25, 2008.

•	On April 25, 2008 the Company paid a distribution of $0.325 per share to holders of record as of April 22, 2008.

•	On July 29, 2008 the Company paid a distribution of $0.325 per share to holders of record as of July 24, 2008.
Note N — Commitments and contingencies
In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on the Company’s consolidated financial position or results of operations.
American Furniture Fire
On February, 12, 2008, American Furniture’s 1.2 million square foot corporate office and manufacturing facility in Ecru, Mississippi was partially destroyed in a fire. Approximately 750 thousand square feet of the facility was impacted by the fire. The executive offices were fundamentally unaffected. The recliner and motion plant, although largely unaffected, suffered some smoke damage but resumed operations on February 21, 2008. There were no injuries related to the fire.

Temporarily, the Company has moved its stationary production lines into other facilities. In addition to its 45 thousand square foot ‘flex’ facility, management has secured two additional leased facilities on a short-term basis (the Landmark Plant and the Oxford Plant) which combined, provide 320 thousand square feet of additional manufacturing and warehouse space in the surrounding Pontotoc area. The production lines at the ‘flex’ facility were operating on February 18, 2008. Production lines at the Landmark Plant were operating on February 26, 2008 and the production lines at the Oxford Plant were operating by April 7, 2008. These temporary stationary production lines are fully operational and provide the company with over 90% of the pre-fire stationary production capabilities. Orders for stationary products are being addressed by these temporary facilities, whereas the orders for motion and recliner products are being addressed by the production facilities that were largely unaffected by the fire at the Ecru facility.
The Company has estimated the total insurance claim resulting from the fire at its American Furniture facility in Ecru, Mississippi will approximate $30.0 million of which approximately $25.0 million was accrued as of June 30, 2008. The difference between the total claim and what was recorded through June 30, 2008 is largely due to business interruption insurance that will be recorded throughout fiscal 2008. Payments of approximately $12.2 million were received from the insurance carriers to date reducing the receivable balance to approximately $12.8 million at June 30, 2008. The $25.0 million of insurance receivables initially accrued, consisted of approximately $11.0 million for destroyed or damaged inventory, $10.0 million to restore the manufacturing facility to its pre-fire condition, $1.0 million for replacement costs for machinery and equipment destroyed in the fire and $3.0 million for expected business interruption insurance which is the estimate of the loss from the fire on the Company’s results. The Company also accrued $9.5 million for the cost to restore the manufacturing facility as a current liability at June 30, 2008 since American Furniture has the obligation under its lease to restore this facility back to its original condition. The Company is currently in the process of evaluating its claims with its insurance carriers, and as such the insurance claims may be subject to refinement.
The three and six month results of operations for the periods ended June 30, 2008 for American Furniture reflect a reduction in cost of sales of approximately $0.5 million and $0.9 million, respectively and a reduction of selling, general and administrative expenses of approximately $1.3 million and $2.8 million, respectively, which reflects the expected benefit of the business interruption insurance proceeds to be received. The split of the business insurance accrual between cost of sales and selling, general and administrative expensewas done to reflect a normalized gross profit percentage based on the actual sales level achieved with the balance recorded as a negative selling and general administrative expense item reflecting the estimated loss of operating income resulting from the fire. The Company expects that the facility will be fully restored and operating by the end of fiscal 2008.
Note O — Subsequent event
On August 8, 2008 the Company exchanged a promissory note, due August 15, 2008, totaling approximately $6.9 million (including accrued interest) due from the CEO of Anodyne in exchange for shares of stock of Anodyne held by the CEO. In addition, the CEO of Anodyne was granted an option to purchase approximately 10% of the outstanding shares of Anodyne, at a strike price exceeding the exchange price, from the Company in the future for which the CEO exchanged Anodyne stock valued at $0.2 million as consideration.
As a result of the above transaction the Company’s ownership percentage in Anodyne increased to approximately 67% on a primary basis and 57% on a fully diluted basis.

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
Overview
Compass Diversified Holdings, a Delaware statutory trust, was organized in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company, was also formed on November 18, 2005. In accordance with the Trust Agreement, dated as of April 25, 2006 (the “Trust Agreement”), the Trust is sole owner of 100% of the Trust Interests (as defined in the LLC Agreement) of the Company and, pursuant to the LLC Agreement, the Company has outstanding, the identical number of Trust Interests as the number of outstanding shares of the Trust. The Manager is the sole owner of the Allocation Interests of the Company. The Company is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.
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
In addition, because we intend to fund acquisitions through the utilization of our Credit Agreement, we do not expect to be subject to delays in or conditions by closing acquisitions that would be typically associated with transaction specific financing, as is typically the case in such acquisitions. We believe this advantage is a powerful one and is highly unusual in the marketplace for acquisitions in which we operate.
Areas of focus in 2008
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

Temporarily, the Company moved its stationary production lines into other facilities. In addition to its 45 thousand square foot ‘flex’ facility, management has secured 166 thousand square feet of additional manufacturing and warehouse space in the surrounding Pontotoc area. The production lines at the ‘flex’ facility were operating on February 18, 2008 and the other temporary production lines were operating on February 26, 2008. These temporary stationary production lines are fully operational and provide the company with approximately 90% of the pre-fire stationary production capabilities. Orders for stationary products are being addressed by these temporary facilities, whereas the orders for motion and recliner products are being addressed by the production facilities that were largely unaffected by the fire at the Ecru facility. On April 1, 2008 management leased an additional 154,000 square foot facility for the production of stationary product. Orders for stationary products are being addressed by these temporary facilities, whereas the orders for motion and recliner products are being addressed by the production facilities that were largely unaffected by the fire at the Ecru facility. Management believes that production at AFM is currently at pre-fire production levels.
The six-month results of operations for American Furniture reflect a reduction in cost of sales of approximately $0.9 million and a reduction of selling, general and administrative expenses of approximately $2.8 million which reflects the expected benefit of the business interruption insurance proceeds to be received. The split of the business insurance accrual between cost of sales and selling general and administrative expense was done to reflect a normalized gross profit percentage based on the actual sales level achieved with the balance recorded as a negative selling and general administrative expense item reflecting the estimated loss of operating income resulting from the fire. The Company expects that the facility to be fully restored and operating by the end of fiscal 2008.
Aeroglide disposition
On June 24, 2008, we sold our majority owned subsidiary, Aeroglide, for a total enterprise value of $95.0 million. Our share of the net proceeds, after accounting for the redemption of Aeroglide’s minority holders and payment of transaction expenses totaled $85.6 million. Our Manager is due a profit allocation from this sale, which will be paid in August 2008, totaling approximately $7.3 million. We recognized a gain on the sale of approximately $34.0 million or $1.08 per share.
Silvue disposition
On June 25, 2008, we sold our majority owned subsidiary, Silvue, for a total enterprise value of $95.0 million. Our share of the net proceeds, after accounting for the redemption of Aeroglide’s minority holders and payment of transaction expenses totaled $70.6 million. Our Manager is due a profit allocation from this sale, which will be paid in August 2008, totaling approximately $7.7 million. We recognized a gain on the sale of approximately $38.3 million or $1.22 per share.
Results of Operations
We were formed on November 18, 2005 and acquired our existing businesses (segments) as follows:

May 16, 2006	August 1, 2006	February 28, 2007	August 31, 2007	January 4, 2008
Advanced Circuits	Anodyne	HALO	American Furniture	Fox Factory
CBS Personnel
As noted above, we acquired our businesses on various dates through January 4, 2008. As a result, we cannot provide a meaningful comparison of our consolidated results of operations for the entire three- and six-month periods ended June 30, 2008 compared to the same periods in 2007. In the following results of operations, we provide: (i) our consolidated results of operations for the three and six months ended June 30, 2008 and June 30, 2007, which includes the results of operations of our businesses (segments) from the date of acquisition, and (ii) comparative results of operations for each of our businesses, on a stand-alone basis, for each of the three and six-month periods ended June 30, 2008 and 2007 which include pro-forma results of operations for businesses acquired subsequent to January 1, 2007 that include pro-forma operating data for periods prior to our acquisition of the business in order to provide meaningful comparative data.
Consolidated Results of Operations — Compass Diversified Holdings and Compass Group Diversified Holdings LLC

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
(in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net sales	$398,910	$197,513	$750,045	$362,928
Cost of sales	311,049	149,824	587,376	278,909

Gross profit	87,861	47,689	162,669	84,019
Selling, general and administrative expense	69,312	37,083	131,064	65,306
Fees to manager	3,544	2,388	7,195	4,442
Supplemental put cost	4,276	1,024	6,594	2,417
Amortization of intangibles	6,131	2,969	12,261	5,588

Operating income	$4,598	$4,225	$5,555	$6,266

Net sales
On a consolidated basis, net sales increased approximately $201.4 million and $387.1 million in the three and six month periods ended June 30, 2008, respectively. These increases are due principally to: (i) increased revenues ($251.9 million) resulting from the acquisition of Staffmark in January 2008 by CBS Personnel; (ii) net sales in 2008 attributable to our majority owned subsidiary American Furniture purchased in August 2007 ($68.4 million); (iii) net sales in 2008 attributable to our majority owned subsidiary, Fox Factory purchased in January 2008 ($57.9 million) and (iv) increased net sales attributable to HALO in 2008 ($24.6 million) purchased on February 28, 2007. Refer to the following results of operations by segment for a more detailed analysis of net sales.
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
Cost of sales
On a consolidated basis, cost of sales increased approximately $161.2 million and $308.5 million in the three and six month periods ended June 30, 2008, respectively. These increases are due almost entirely to the corresponding increase in net sales. Refer to the following results of operations by segment for a more detailed analysis of cost of sales.
Selling, general and administrative expense
On a consolidated basis, selling, general and administrative expense increased approximately $32.2 million and $65.8 million in the three and six month periods ended June 30, 2008, respectively. This increase is due to costs incurred for acquisitions consummated subsequent to January 1, 2007, which include Halo, American Furniture and Fox and the add -on acquisition, Staffmark. Refer to the following results of operations by segment for a more detailed analysis of selling, general and administrative expense by segment. At the corporate level selling, general and administrative costs increased $0.3 million and $0.7 million in the three and six months ended June 30, 2008 compared to the same periods in 2007 due principally to increased salaries and professional fees resulting from the increased size of the operations.
Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three-months ended June 30, 2008 and 2007 we incurred approximately $3.5 and $2.4 million, respectively, in expense for these fees. For the six-months ended June 30, 2008 and 2007 we incurred approximately $7.2 and $4.4 million, respectively, in expense for these fees. The increase in management fees for both the three and six months ended June 30, 2008 is due to the increase in consolidated adjusted net assets resulting from our acquisitions of new businesses and Staffmark.
Supplemental put cost
Concurrent with the 2006 IPO, we entered into a Supplemental Put Agreement with our Manager pursuant to which our Manager has the right to cause us to purchase the allocation interests then owned by them upon termination of the Management Services Agreement. We accrued approximately $4.3 million and $1.0 million in non-cash expense during the three-months ended June 30, 2008 and June 30, 2007, respectively in connection with this agreement. We accrued approximately $6.6 million and $2.4 million in non-cash expense during the six-months ended June 30, 2008 and June 30, 2007, respectively in connection with this agreement. This expense represents that portion of the estimated increase in the value of our original businesses over our basis in those businesses that our Manager is entitled to if the Management Services Agreement were terminated or those businesses were sold. The increase in supplemental put cost in both the three and six months ended June 30, 2008 is attributable to the increase in the fair value of our businesses.
Amortization of intangibles
On a consolidated basis, amortization expense of intangible assets increased approximately $3.2 million and $6.7 million in the three- and six-month periods ended June 30, 2008, respectively. These increases are due entirely to the recognition of intangible assets and the attendant amortization directly related to the purchase price allocations performed for each of our acquisitions since January 2007. Refer to the following results of operations by segment for a more detailed analysis of intangible asset amortization expense.

Results of Operations — Our Businesses
As previously discussed, we acquired our businesses on various acquisition dates beginning May 16, 2006 (see table above). As a result, our consolidated operating results and discussion above only include the results of operations since the acquisition date associated with the business. The following discussion reflects a comparison of the historical and where appropriate, pro-forma results of operations for each of our businesses for the three- and six-month periods ending June 30, 2008 and June 30, 2007, which we believe is a more meaningful comparison in explaining the comparative financial performance of each of our businesses. The following results of operations are not necessarily indicative of the results to be expected for the full year going forward.
Advanced Circuits
Overview
Advanced Circuits is a provider of prototype, quick-turn and volume production printed circuit boards (“PCBs”) to customers throughout the United States. Collectively, prototype and quick-turn PCBs represent approximately two-thirds of Advanced Circuits’ gross revenues. Prototype and quick-turn PCBs typically command higher margins than volume production given that customers require high levels of responsiveness, technical support and timely delivery with respect to prototype and quick-turn PCBs and are willing to pay a premium for them. Advanced Circuits is able to meet its customers’ demands by manufacturing custom PCBs in as little as 24 hours, while maintaining over 98.0% error-free production rate and real-time customer service and product tracking 24 hours per day.
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
Results of Operations
The table below summarizes the income from operations data for Advanced Circuits for the three- and six-month periods ended June 30, 2008 and June 30, 2007:

	Three-months ended		Six-months ended
(in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net sales	$14,293	$13,044	$28,578	$26,123
Cost of sales	6,104	5,724	12,168	11,407

Gross profit	8,189	7,320	16,410	14,716

Selling, general and administrative expense	2,964	2,459	5,622	3,938
Fees to manager	124	126	250	252
Amortization of intangibles	646	665	1,300	1,331

Income from operations	$4,455	$4,070	$9,238	$9,195

Three months ended June 30, 2008 compared to the three months ended June 30, 2007.
Net sales
Net sales for the three months ended June 30, 2008 increased approximately $1.2 million over the corresponding three month period ended June 30, 2007. Increased sales from long-lead time PCBs ($0.4 million), quick-turn production ($0.6 million) and prototype PCBs ($0.2 million) are responsible for this increase.
Cost of sales
Cost of sales for the three months ended June 30, 2008 increased approximately $0.4 million. This increase is principally due to the corresponding increase in sales. Gross profit as a percentage of sales increased during the three months ended June 30, 2008 (57.3% at June 30, 2008 vs. 56.1% at June 30, 2007) largely as a result of increased manufacturing efficiencies realized due to increased capacity, offset in part by increases in raw material costs associated with commodity items such as glass, copper and gold.

Selling, general and administrative expense
Selling, general and administrative expense increased $0.5 million during the three months ended June 30, 2008 compared to the same period in 2007 due principally to increases in advertising costs and employee retention programs.
Income from operations
Operating income for the three months ended June 30, 2008 was approximately $4.5 million an increase of $0.4 million over 2007 primarily as a result of those factors described above.
Six months ended June 30, 2008 compared to the six months ended June 30, 2007.
Net sales
Net sales for the six months ended June 30, 2008 was approximately $28.6 million compared to approximately $26.1 million for the same period in 2007, an increase of approximately $2.5 million or 9.6%. The increase in net sales was largely due to increased sales in quick-turn production PCBs, and Prototype PCBs which increased by approximately $1.2 million and $0.7 million, respectively, resulting from increased marketing efforts. Quick-turn production PCBs represented approximately 64.6% of gross sales for the six-months ended June 30, 2008 as compared to approximately 64.1% for the same period in 2007. . Assembly sales increased $0.4 million in the six-months ended June 30, 2008 compared to the same period in 2007.
Cost of sales
Cost of sales for the six months ended June 30, 2008 was approximately $12.2 million compared to approximately $11.4 million for the same period in 2007, an increase of approximately $0.8 million or 6.7%. The increase in cost of sales was largely due to the increase in sales. Gross profit as a percentage of net sales increased by approximately 1.1% to approximately 57.4% for the six months ended June 30, 2008 as compared to approximately 56.3% for the same period in 2007 largely as a result of increased manufacturing efficiencies realized due to increased capacity, offset in part by increases in raw material costs associated with commodity items such as glass, copper and gold.
Selling, general and administrative expense
Selling, general and administrative expense increased approximately $1.7 million in the six months ended June 30, 2008 compared to same period in 2007 largely as a result of reversing $1.2 million in liabilities related to management loan forgiveness arrangements in the first quarter of 2007. Not taking into account the 2007 reversal of loan forgiveness costs, selling, general and administrative costs increased approximately $0.5 million during the six month period ended June 30, 2008 compared to the same period in 2007 due to increased advertising and personnel costs.
Income from operations
Income from operations was approximately $9.2 million for the six months ended June 30, 2008 and June 30, 2007, based on the factors described above.
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

Results of Operations
The table below summarizes the income from operations data for American Furniture for the three and six-month periods ended June 30, 2008 and June 30, 2007:

	Three-months ended		Six-months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
(in thousands)		(Pro-forma)		(Pro-forma)
Net sales	$31,261	$35,560	$68,441	$88,512
Cost of sales	24,811	27,057	53,736	67,974

Gross profit	6,450	8,503	14,705	20,538

Selling, general and administrative expense	4,373	5,094	8,062	10,981
Fees to manager	125	125	250	250
Amortization of intangibles (a)	734	733	1,467	1,466

Income from operations	$1,218	$2,551	$4,926	$7,841

Prior period results of operations of American Furniture for the three and six months ended June 30, 2007 include the following pro-forma adjustments:

(a)	A reduction in charges to amortization of intangible assets totaling $0.1 million in each of the three and six month periods as a result of, and derived from, the purchase price allocation in connection with our acquisition of American Furniture in August 2007.
Three months ended June 30, 2008 compared to the pro-forma three months ended June 30, 2007.
Net sales
Net sales for the three months ended June 30, 2008 decreased approximately $4.3 million over the corresponding three months ended June 30, 2007. Stationary product sales decreased approximately $4.0 million due primarily to the continuing impact from the fire that destroyed the finished goods warehouse and most of the manufacturing facilities in February 2008. The softer economy is also responsible, to a lesser extent, for lower sales volume and we expect that trend to continue throughout the fiscal year.
Cost of sales
Cost of sales decreased approximately $2.2 million in the three months ended June 30, 2008 compared to the same period of 2007 and is principally due to the corresponding decrease in sales. Gross profit as a percentage of sales was 20.6% in the three months ended June 30, 2008 compared to 23.9% in the corresponding period in 2007. The decrease of 3.3% is attributable to raw material price increases, particularly foam and steel, and labor inefficiencies incurred in the manufacturing recovery process due to multiple production facilities and overtime costs incurred, resulting from the fire.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2008 decreased approximately $0.7 million. This decrease is largely due to the business interruption insurance proceeds recorded during the quarter of approximately $0.9 million offset in part by larger fuel costs.
Income from operations
Income from operations decreased approximately $1.3 million to $1.2 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due principally to the reduction in sales and to other factors as described above.
Six months ended June 30, 2008 compared to the pro-forma six months ended June 30, 2007.
Net sales
Net sales for the six months ended June 30, 2008 decreased $20.1 million from the corresponding six months ended June 30, 2007. Stationary product sales decreased $13.4 million in the 2008 period and motion and recliner product sales decreased approximately $4.7 million. These decreases in net sales are the result of the continuing impact from the fire that destroyed the finished goods warehouse and most of the manufacturing facilities in February 2008. In addition to the fire, the impact of a softer economy was also responsible for the lower sales volume and we expect it to have a continuing impact throughout the fiscal year.

Cost of sales
Cost of sales decreased approximately $14.2 million in the six months ended June 30, 2008 compared to the same period of 2007 due principally to the corresponding decrease in sales. Gross profit as a percentage of sales was 21.5% in the six months ended June 30, 2008 compared to 23.2% in the corresponding period in 2007. The reduction of 1.7% is attributable to raw material increases during 2008, particularly foam and motion and recliner metal hardware, as well as an increase in overtime incurred that were necessary in the fire recovery process. We anticipate continued increases in foam and motion and recliner hardware costs.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2008 decreased approximately $2.9 million compared to the same period of 2007. This decrease is primarily due to the business interruption proceeds recorded during the period of approximately $2.8 million. Also contributing to the decrease was a reduction of $0.4 million in commissions paid and $0.2 million in insurance expense during the period due to the significant reduction in net sales caused by the fire. These decreases were offset in part by increases in fuel costs of $0.5 million during the six-months ended June 30, 2008 compared to 2007.
Income from operations
Income from operations decreased approximately $2.9 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to the decrease in net sales offset in part by the expected insurance proceeds recognized, as described above.
Anodyne
Overview
Anodyne, a specialty manufacturer and distributor of medical devices, specifically medical support surfaces, was formed in February 2006 to purchase the assets and operations of AMF Support Surfaces, Inc (“AMF”) and SenTech on February 15, 2006. Both AMF and SenTech manufacture and distribute medical support surfaces. On October 5, 2006, Anodyne purchased a third manufacturer and distributor of patient positioning devices, Anatomic Global, Inc. (“Anatomic”). Anatomic operations were merged into the AMF operations. On June 27, 2007 Anodyne purchased Prima-Tech Medical Systems (“Primatech”), a distributor of medical support surfaces focusing on the lower price point long-term and home, care markets.
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
Results of Operations
The table below summarizes the income from operations data for Anodyne for the three- and six-month periods ended June 30, 2008 and June 30, 2007.

	Three-months ended		Six-months ended
(in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net sales	$12,977	$9,126	$24,444	$18,513
Cost of sales	9,484	6,723	17,923	13,934

Gross profit	3,493	2,403	6,521	4,579

Selling, general and administrative expense	1,936	1,671	4,050	3,118
Fees to manager	88	87	175	174
Amortization of intangibles	370	294	741	588

Income from operations	$1,099	$351	$1,555	$699

Three months ended June 30, 2008 compared to the three months ended June 30, 2007.
Net sales
Net sales for the three months ended June 30, 2008 increased approximately $3.9 million over the corresponding three months ended June 30, 2007. Sales associated with Prima-tech, which was purchased in June 2007, accounted for approximately $1.3 million of this increase. In addition to otherwise strong sales to most of Anodyne’s existing customers, sales of new product roll-outs totaling approximately $1.2 million were introduced during the quarter.
Cost of sales
Cost of sales increased approximately $2.8 million in the three months ended June 30, 2008 compared to the same period of 2007 and is principally due to the corresponding increase in sales. Gross profit as a percentage of sales was 26.9% in the three months ended June 30, 2008 compared to 26.3% in the corresponding period in 2007. The increase of 0.6% is attributable to a favorable sales mix between the respective periods and higher capacity utilization over fixed costs offset in part by higher infrastructure costs necessary to support the increased production volume.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2008, increased approximately $0.3 million. This increase is largely the result of (i) increased legal fees; and (ii) increases in administrative staff and associated costs necessary to support the increase in sales and new product development.
Amortization of intangibles
Amortization expense increased approximately $0.1 million in the three months ended June 30, 2008 over the corresponding three months ended June 30, 2007. This increase is due to the amortization expense of intangible assets recognized in connection with the acquisition of Primatech in June 2007.
Income from operations
Income from operations increased approximately $0.7 million to $1.1 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due primarily to those factors described above.
Six months ended June 30, 2008 compared to the six months ended June 30, 2007.
Net sales
Net sales for the six months ended June 30, 2008 were $24.4 million compared to $18.5 million for the same period in 2007, an increase of $5.9 million or 32%. Sales associated with Prima-tech, which was purchased in June 2007, accounted for approximately $2.0 million of this increase. Sales reflecting new product introductions to new customers totaled $1.5 million while period over period sales growth to existing customers totaled $2.4 million.
Cost of sales
Cost of sales increased approximately $4.0 million for the six months ended June 30, 2008 compared to the same period in 2007 and is principally due to the corresponding increase in sales and manufacturing infrastructure costs. Gross profit as a percentage of sales increased to 26.7% in 2008 from 24.7% in 2007 due principally to a favorable sales mix between the respective periods and higher capacity utilization over fixed costs, offset in part by higher manufacturing infrastructure costs.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2008 increased $0.9 million compared to the same period in 2007. This increase is largely the result of increases in administrative staff and associated costs necessary to support the increase in sales, new product development and legal fees.
Amortization of intangibles

Amortization expense increased approximately $0.2 million in the six months ended June 30, 2008 compared to the corresponding period in 2007, due principally to the effect of amortization expense resulting from the acquisition of Prima-tech in June 2007.
Income from operations

Income from operations increased approximately $0.9 million to $1.6 million for the six months ended June 30, 2008 compared to the same period in 2007, principally as a result of the significant increase in net sales, offset in part by higher infrastructure costs necessary to support the increase in sales volume and other factors described above.

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
Results of Operations
The table below summarizes the income from operations data for CBS Personnel for the three- and six-month periods ended June 30, 2008 and June 30, 2007.

	Three-months ended		Six-months ended
(in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Service revenues	$270,172	$142,911	$506,163	$278,332
Cost of services	223,504	116,724	420,054	228,128

Gross profit	46,668	26,187	86,109	50,204

Selling, general and administrative expense	40,578	20,693	77,168	40,768
Fees to manager	456	267	860	508
Amortization of intangibles	1,288	281	2,326	563

Income from operations	$4,346	$4,946	$5,755	$8,365

Three months ended June 30, 2008 compared to the three months ended June 30, 2007.
Service revenues
Revenues for the three months ended June 30, 2008 increased approximately $127.3 million over the corresponding three months ended June 30, 2007. This increase was due to the acquisition of Staffmark in January 2008, which contributed approximately $141.7 million in revenues for the three-month period. Excluding Staffmark, revenues declined quarter-over-quarter by approximately $14.4 million. The reduction, which was greater than that experienced in the first quarter of 2008, reflects reduced demands for staffing services (primarily clerical) as clients were negatively affected by weaker economic conditions. We expect this trend to continue through fiscal 2008 as the economy continues to soften.
Cost of services
Direct cost of services for the three months ended June 30, 2008 increased approximately $106.8 million from the same period a year ago. The effect of the Staffmark acquisition accounts for approximately $118.5 million of the increase, while lower overall demand resulted in an approximate $11.7 million decrease. Gross margins were approximately 17.3% and 18.3% of revenues for the three-month periods ended June 30, 2008 and June 30, 2007, respectively. The decrease is primarily a result of higher workers’ compensation costs due to a higher percentage of light industrial revenues which also caused the shift in the mix of revenue related to the Staffmark acquisition.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2008 is approximately $19.9 million higher than the same period a year ago. This increase is primarily related to the inclusion of Staffmark. Additionally, CBS incurred approximately $1.8 million in transition and integration expenses during the three months ended June 30, 2008 related to the integration of Staffmark.
Amortization of intangibles
Amortization expense for the three months ended June 30, 2008 is approximately $1.0 million higher than the same period a year ago. This increase is related to the intangible assets and attendant amortization acquired in conjunction with the acquisition of Staffmark.
Income from operations
Income from operations decreased approximately $0.6 million to approximately $4.3 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 based on the factors described above.
Six months ended June 30, 2008 compared to the six months ended June 30, 2007.
Service revenues
Revenues for the six months ended June 30, 2008 increased approximately $227.8 million over the corresponding six months ended June 30, 2007. This increase was due to the acquisition of Staffmark in January 2008, which contributed approximately $251.9 million in revenues for the six months ended June 30, 2008. Excluding Staffmark, revenues declined period-over-period by approximately $24.1 million. The reduction reflects reduced demands for staffing services (primarily clerical) as clients were affected by weaker economic conditions. We expect this trend to continue through fiscal 2008.
Cost of services
Direct cost of revenues for the six months ended June 30, 2008 increased approximately $191.9 million from the same period a year ago. The effect of the Staffmark acquisition accounts for approximately $210.8 million of the increase. This was offset by an approximate $18.9 million decrease due primarily to lower overall demand for staffing services. Gross margin was approximately 17.0% and 18.0% of revenues for the six-month periods ended June 30, 2008 and June 30, 2007, respectively. The decrease is primarily a result of higher workers’ compensation costs due to a higher percentage of light industrial revenues which also caused the shift in the mix of revenue related to the Staffmark acquisition.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2008 increased approximately $36.4 million from the same period a year ago. This increase is primarily related to the inclusion of Staffmark. Additionally, CBS incurred approximately $3.4 million in transition and integration expenses during the six months ended June 30, 2008 related to costs associated with the integration of Staffmark. We expect total transition and integration expenses of $8.0 million to $10.0 million in 2008 to be offset by cost savings derived from the combined entities going forward.
Amortization of intangibles

Amortization expense for the six months ended June 30, 2008 is approximately $1.8 million higher than the same period in 2007. This increase is related to the intangible assets and attendant amortization acquired in conjunction with the acquisition of Staffmark.
Income from operations
Income from operations decreased approximately $2.6 million to approximately $5.8 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 based on the factors described above.
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

Results of Operations
The table below summarizes the income from operations data for Fox Factory for the three- and six-month periods ended June 30, 2008 and June 30, 2007.

	Three-months ended		Six-months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
(in thousands)		(Pro-forma)		(Pro-forma)
Net sales	$34,415	$26,764	$57,852	$42,657
Cost of sales (a)	24,896	20,407	42,837	33,245

Gross profit	9,519	6,357	15,015	9,412

Selling, general and administrative expense (b)	4,931	3,262	8,915	6,406
Fees to manager (c)	125	125	246	250
Amortization of intangibles (d)	1,303	1,304	2,892	2,608

Income from operations	$3,160	$1,666	$2,962	$148

Prior period results of operations of Fox for the three and six months ended June 30, 2007 include the following pro-forma adjustments:

(a)	An increase in cost of sales totaling $0.1 million and $0.3 million in the three- and six-month periods, respectively, reflecting additional depreciation expense as a result of, and derived from, the purchase price allocation in connection with our acquisition of Fox in January 2008.

(b)	An increase in selling, general and administrative expense totaling $0.04 million and $0.09 million in the three- and six-month periods, respectively, reflecting additional depreciation expense as a result of, and derived from, the purchase price allocation in connection with our acquisition of Fox in January 2008.

(c)	An increase in manager fees totaling $0.1 million and $0.3 million in the three- and six-month periods, respectively, reflecting quarterly fees that would have been due to our Manager in connection with our Management Services Agreement.

(d)	An increase in amortization of intangible assets totaling $1.3 million and $2.6 million in the three- and six-month periods, respectively, reflecting amortization expense as a result of, and derived from, the purchase price allocation in connection with our acquisition of Fox in January 2008.
Three months ended June 30, 2008 compared to the pro-forma three months ended June 30, 2007.
Net sales
Net sales for the three months ended June 30, 2008 increased $7.7 million or 28.6% over the corresponding three- month period ended June 30, 2008. Sales growth was driven by sales to bicycle and power sports original equipment manufacturers, which increased by approximately $5.7 million, the remaining sales increase is principally attributable to increases in after market and service sales.
Cost of sales
Cost of sales for the three months ended June 30, 2008 increased approximately $4.5 million or 22.0% over the corresponding period in 2007. The increase in cost of sales is primarily attributable to the increase in net sales for the same period as well as increased costs of raw materials. Gross profit as a percentage of sales increased during the three months ended June 30, 2008 (27.7% at June 30, 2008 vs. 23.8% at June 30, 2007) as improved efficiencies associated with the increase in sales offset increased raw material costs.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2008 increased $1.7 million over the corresponding three- month period in 2007. This increase is the result of increases in administrative, engineering, sales and marketing costs necessary to drive the increase in sales.
Income from operations
Income from operations for the three months ended June 30, 2008 increased approximately $1.5 million over the corresponding pro-forma period in 2007 based principally on those factors described above.

Six months ended June 30, 2008 compared to the pro-forma six months ended June 30, 2007.
Net sales
Sales for the six months ended June 30, 2008 increased $15.2 million or 35.6% over the corresponding six month period ended June 30, 2007. Sales growth was driven by sales to bicycle and power sports original equipment manufacturers, which increased by approximately $13.0 million, as well as increases in after market sales and service revenue. The sales increase was due in large part to well received new model year products, strong international sales and to a lesser extent the impact of a temporary plant shutdown during the first quarter of 2007.
Cost of sales
Cost of sales for the six months ended June 30, 2008 increased approximately $9.6 million or 28.9% over the corresponding period in 2007. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of sales increased during the six months ended June 30, 2008 (26.0% at June 30, 2008 vs. 22.1% at June 30, 2007) largely due to improved efficiencies associated with the increase in sales partially offset by increased raw material costs.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2008 increased $2.5 million over the corresponding six month period in 2007. This increase is the result of increases in administrative, engineering, sales and marketing costs necessary to drive and support the increase in sales.
Income from operations
Income from operations for the six months ended June 30, 2008 increased approximately $2.8 million over the corresponding period in 2007 based principally on those factors described above.
Halo
Overview
Operating under the brand names of HALO and Lee Wayne, headquartered in Sterling, Illinois, HALO is an independent provider of customized drop-ship promotional products in the U.S. Through an extensive group of dedicated sales professionals, HALO serves as a one-stop shop for over 40,000 customers throughout the U.S. HALO is involved in the design, sourcing, management and fulfillment of promotional products across several product categories, including apparel, calendars, writing instruments, drink ware and office accessories. HALO’s sales professionals work with customers and vendors to develop the most effective means of communicating a logo or marketing message to a target audience. Approximately 90% of products sold are drop shipped, resulting in minimal inventory risk. HALO has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 1,000 account executives.
Distribution of promotional products is seasonal. Typically, HALO expects to realize approximately 45% of its sales and 70% of its operating income in the months of September through December, due principally to calendar sales and corporate holiday promotions.

Results of Operations
The table below summarizes the income from operations data for HALO for the three month and six-month periods ended June 30, 2008 and June 30, 2007:

	Three-months ended		Six-months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
(in thousands)				(Pro-forma)
Net sales	$35,792	$32,432	$64,567	$55,853
Cost of sales	22,255	20,657	40,665	35,323

Gross profit	13,537	11,775	23,902	20,530

Selling, general and administrative expense	12,293	10,547	22,762	19,902
Fees to manager (a)	125	126	250	250
Amortization of intangibles (b)	590	529	1,136	1,032

Income (loss) from operations	$529	$573	$(246)	$(654)

Prior period results of operations of HALO for the six months ended June 30, 2007 includes the following pro-forma adjustments:

(a)	An increase in manager fees totaling $0.1 million, reflecting additional quarterly fees that would have been due to our Manager in connection with our Management Services Agreement.

(d)	An increase in amortization of intangible assets totaling $0.3 million reflecting additional amortization expense as a result of, and derived from, the purchase price allocation in connection with our acquisition of HALO in February 2007.
Three-months ended June 30, 2008 compared to the three-months ended June 30, 2007.
Net sales
Net sales for the three months ended June 30, 2008 increased approximately $3.4 million over the corresponding three months ended June 30, 2007. Sales increases due to acquisitions made since June 30, 2007 accounted for approximately $5.3 million of this increase offset in part by a decrease in sales to existing customers of $2.0 million due largely to the impact of a softening economy.
Cost of sales
Cost of sales for the three months ended June 30, 2008 increased approximately $1.6 million. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 37.8% and 36.3% of net sales for the three-month periods ended June 30, 2008 and June 30, 2007, respectively. The increase in gross profit as a percent of sales is attributable to a favorable sales mix during the quarter ended June 30, 2008
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2008, increased approximately $1.7 million. This increase is largely the result of increased direct commission expense as a result of increased sales and added selling, general and administrative expenses as a result of acquisitions consummated in 2007 and 2008.
Amortization of intangibles
Amortization expense increased approximately $0.1 million in the three months ended June 30, 2008. This increase is due to the amortization expense of intangible assets recorded as part of HALO’s acquisitions in 2007 and 2008.
Income from operations
Income from operations decreased slightly in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 based on the factors described above.
Six months ended June 30, 2008 compared to the pro-forma six months ended June 30, 2007.
Net sales
Net sales for the six months ended June 30, 2008 increased approximately $8.7 million over the corresponding period in 2007. Sales increases to accounts from acquisitions made in January 2007 and April 2007 accounted for approximately $6.7 million of this increase. The remaining increase is attributable to increased sales to existing customers.

Cost of sales
Cost of sales for the six months ended June 30, 2008 increased approximately $5.3 million. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 37.0% and 36.8% of net sales for the six month periods ended June 30, 2008 and 2007, respectively. The increase in gross profit as a percent in sales is not the result of any one factor and is spread across all product lines.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2008, increased approximately $2.9 million compared to the same period in 2007. This increase is largely the result of increased direct commission expense as a result of increased sales in 2008 and increased general and administrative expense in the six months ended June 30, 2008 as a result of acquisitions consummated in 2007 and 2008.
Amortization of intangibles
Amortization expense increased approximately $0.1 million in the six months ended June 30, 2008. This increase is due to additional amortization costs in 2008 as a result of acquisitions.
Loss from operations
Loss from operations was approximately $0.2 million and $0.7 million in each of the six months ended June 30, 2008 and 2007, respectively, based principally on those factors described above.
Liquidity and Capital Resources
For the six-months ended June 30, 2008, on a consolidated basis, cash flows provided by operating activities totaled approximately $25.1 million, which represents a $19.4 million increase over the six-month period ended June 30, 2007. This increase is primarily attributable to the following: (i) a decrease in payments made to our Manager in connection with the supplemental put of approximately $7.9 million; (ii) an increase in non-cash depreciation and amortization of approximately $6.7 million as a result of purchase accounting asset basis adjustments attributable to our acquisitions made since January 1, 2007; and (iii) other changes in working capital components of approximately $6.6 million offset by lower net income from continuing operations.
Cash flows used in investing activities totaled approximately $26.9 million, which reflects the costs to acquire Fox and Staffmark of approximately $164.8 million, other tuck-in acquisitions totaling approximately $7.8 million and capital expenditures of approximately $7.1 million offset in part by the proceeds from the sale of Aeroglide and Silvue of approximately $153.1 million.
Cash flows used in financing activities totaled approximately $17.2 million, principally reflecting: (i) distributions paid to shareholders during the quarter totaling approximately $20.5 million and scheduled amortization of our Term Loan Facility of $1.0 million, offset in part by a $5.0 million increase in our Term Loan Facility in January 2008.
At June 30, 2008 we had approximately $100.2 million of cash and cash equivalents on hand and the following outstanding loans due from each of our businesses:
•	Advanced Circuits — approximately $66.0 million;
•	American Furniture — approximately $71.9 million;
•	Anodyne — approximately $22.8 million;
•	CBS Personnel — approximately $124.9 million;
•	Fox Factory — approximately $61.1 million; and
•	HALO — approximately $50.2 million.
Each loan has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity. CBS Personnel borrowed approximately $83.6 million in January 2008 to fund its acquisition of Staffmark.

Our primary source of cash is from the receipt of interest and principal on our outstanding loans to our businesses. Accordingly, we are dependent upon the earnings of and cash flow of these businesses, which are available for (i) operating expenses; (ii) payment of principal and interest under our Credit Agreement; (iii) payments to CGM due or potentially due pursuant to the Management Services Agreement, the LLC Agreement, and the Supplemental Put Agreement; (iv) cash distributions to our shareholders; and (v) investments in future acquisitions. Payments made under (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures. A non-cash charge to earnings of approximately $6.6 million was recorded during the six-months ended June 30, 2008 in order to recognize our estimated, potential liability in connection with the Supplemental Put Agreement between us and CGM. Approximately $7.9 million of the accrued profit allocation was paid in the first quarter of fiscal 2007 in connection with the sale of Crosman and we expect to pay approximately $15.0 million of the accrued profit allocation in August 2008 in connection with the sales of Aeroglide and Silvue. A current liability of approximately $15.0 million and a non-current liability of approximately $13.6 million is reflected in our condensed consolidated balance sheet, which represents our total estimated liability for this obligation at June 30, 2008.
We believe that we currently have sufficient liquidity and resources to meet our existing obligations including anticipated distributions to our shareholders over the next twelve months.
At June 30, 2008 we had $154.0 million outstanding under the Term Loan Facility of our Credit Agreement. The Credit Agreement provides for a Revolving Credit Facility totaling $325 million which matures in December 2012 and a Term Loan Facility totaling $154.0 million which matures in December 2013. At June 30, 2008 we had no outstanding borrowings under the Revolving Credit Facility portion of our Credit Agreement. The Term Loan Facility requires quarterly payments of $500,000 commencing March 31, 2008, with a final payment of the outstanding principal balance due on December 7, 2013. The Credit Agreement permits the Company to increase, over the next two years, the amount available under the Revolving Credit Facility by up to $25 million and the Term Loan Facility by up to $145 million, subject to certain restrictions and Lender approval.
The Revolving Credit Facility allows for loans at either base rate or LIBOR. Base rate loans bear interest at a fluctuating rate per annum equal to the greater of (i) the prime rate of interest published by the Wall Street Journal and (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period, plus a margin ranging from 1.50% to 2.50% based upon the ratio of total debt to adjusted consolidated earnings before interest expense, tax expense, and depreciation and amortization expenses for such period (the “Total Debt to EBITDA Ratio”). LIBOR loans bear interest at a fluctuating rate per annum equal to the London Interbank Offered Rate, or LIBOR, for the relevant period plus a margin ranging from 2.50% to 3.50% based on the Total Debt to EBITDA Ratio We are required to pay commitment fees ranging between 0.75% and 1.25% per annum on the unused portion of the Revolving Credit Facility. We had approximately $291.5 million in borrowing base availability under this facility at June 30, 2008. Letters of Credit totaling $64.0 million were outstanding at June 30, 2008.
The Company increased its Revolving Credit Facility to $340 million on August 4, 2008. The Company had no outstanding borrowings under its Revolving Credit Facility at June 30, 2008.
The Term Loan Facility bears interest at either base rate or LIBOR. Base rate loans bear interest at a fluctuating rate per annum equal to the greater of (i) the prime rate of interest published by the Wall Street Journal and (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period plus a margin of 3.0%. LIBOR loans bear interest at a fluctuating rate per annum equal to LIBOR, for the relevant period plus a margin of 4.0%.
Our Term Loan Facility received a B1 rating from Moody’s Investors Service (“Moody’s”), and a BB- rating from Standard and Poor’s Rating Services, and our Revolving Credit Facility received a Ba1 rating from Moody’s reflective of our strong cash flow relative to debt and industry diversification of our businesses.
On January 22, 2008 we entered into a three-year interest rate swap agreement with a bank, fixing the rate of $140 million at 7.35% on a like amount of variable rate Term Loan Facility borrowings. The interest rate swap is intended to mitigate the impact of fluctuations in interest rates and effectively converts $140 million of our floating-rate Term Facility Debt to a fixed- rate basis for a period of three years.
We intend to use the availability under our Credit Agreement and cash on hand to pursue acquisitions of additional businesses to the extent permitted under our Credit Agreement and to provide for working capital needs.

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

	Six months	Six months
	ended	ended
	June 30, 2008	June 30, 2007
(in thousands)	(unaudited)	(unaudited)
Net income	$71,808	$39,453

Adjustment to reconcile net income to cash provided by operating activities
Gain on sale of businesses	(72,296)	(36,038)
Depreciation and amortization	18,218	11,540
Supplemental put expense	6,594	2,417
Stockholder charges	1,134	(117)
Minority interest	1,254	249
Deferred taxes	(5,761)	(1,156)
Amortization of debt issuance costs	982	549
Other	(162)	—
Changes in operating assets and liabilities	3,283	(11,196)

Net cash provided by operating activities	25,054	5,701

Add (deduct):
Unused fee on revolving credit facility (1)	1,392	1,051
Staffmark integration and restructuring	4,458	—
Changes in operating assets and liabilities	(3,283)	11,196

Less:
Maintenance capital expenditures (2)
Compass Group Diversified Holdings LLC	—	—
Advanced Circuits	762	—
Aeroglide	210	159
American Furniture	49
Anodyne	870	479
CBS Personnel	972	1,098
Fox	706	—
Halo	320	243
Silvue	—	168

Estimated cash flow available for distribution	$23,732	$15,801

Distribution paid — April of 2008 and 2007	$10,246	$6,135
Distribution paid — July of 2008 and 2007	10,246	9,458

	$20,492	$15,593

(1)	Represents the commitment fee on the unused portion of the Revolving Credit Facility.

(2)	Represents maintenance capital expenditures that were funded from operating cash flow and excludes approximately $3.3 million of growth capital expenditures for the six months ended June 30, 2008. The 2008 growth capital expenditures consists of $1.6 million for the new Silvue Corporate office facility, $1.1 million related to Staffmark and $0.6 million of purchase at AFM that was reimbursed in connection with the fire.
Cash flows of certain of our businesses are seasonal in nature. Cash flows from CBS Personnel are typically lower in the first quarter of each year than in other quarters due to: (i) reduced seasonal demand for temporary staffing services and (ii) lower gross margins earned during that period due to the front-end loading of certain payroll taxes and other costs associated with payroll paid to our employees. Cash flows from HALO are typically highest in the months of September through December of each year primarily as the result of calendar sales and holiday promotions. HALO generates approximately two-thirds of its operating income in the months of September through December.

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
The table below summarizes the payment schedule of our contractual obligations at June 30, 2008:

		Less than	1-3	3-5	More than
(in thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt obligations (a)	$239,818	$18,402	$36,399	$33,160	$151,857
Capital Lease Obligations	478	162	316	—	—
Operating Lease Obligations (b)	58,045	14,277	20,921	9,179	13,668
Purchase Obligations (c)	148,776	78,890	38,923	30,963	—
Supplemental Put Obligation (d)	13,570	—		—	—

	$460,687	$111,731	$96,559	$73,302	$165,525

(a)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our term loan facility.

(b)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.

(c)	Reflects non-cancelable commitments as of June 30, 2008, include: (i) shareholder distributions of $41.0 million, (ii) management fees of $15.5 million per year over the next five years, (iii) commitment fees under our Revolving Credit Facility and, (iv) other obligations, including amounts due under employment agreements.

(d)	The supplemental put obligation represents the long-term portion of an estimated liability accrued as if our management services agreement with CGM had been terminated. This agreement has not been terminated and there is no basis upon which to determine a date in the future, if any, that this amount will be paid.
The table does not include the long-term portion of the actuarially developed reserve for workers compensation, included as a component of long-term liabilities, which does not provide for annual estimated payments beyond one year.
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
ITEM 4. — CONTROLS AND PROCEDURES
As required by Exchange Act Rule 13a-15(b), the Holding’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2008. Based on that evaluation, the Regular Trustees of Holdings’ and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of June 30, 2008.
In connection with the evaluation required by Exchange Act Rule 13a-15(d), Holding’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, concluded that no changes in Holdings’ or the Company’s internal control over financial reporting occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, Holdings’ and the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal proceedings associated with the Company’s and Holdings’ business together with legal proceedings for the initial businesses have not changed materially from those disclosed in Part I, Item 3 of our 2007 Annual Report on Form 10-K as filed with the SEC on March 14, 2008.
ITEM 1A. RISK FACTORS
Risk factors and uncertainties associated with the Company’s and Holdings’ business have not changed materially from those disclosed in Part I, Item 1A of our 2007 Annual Report on Form 10-K as filed with the SEC on March 14, 2008, other than as set forth below.
If a liquidity event does not occur by February 1, 2011, certain shareholders of CBS Personnel may require that we either sell substantially all of the assets of or equity interests in CBS Personnel or offer to purchase, at fair market value, all of the shares of CBS Personnel held by such shareholders.
     If neither a public offering of the shares of CBS Personnel nor a sale of substantially all of the assets of or equity interests in CBS Personnel has occurred, or if neither CBS Personnel nor we have entered into a binding agreement or letter of intent to consummate the foregoing, by February 1, 2011, or if the transactions contemplated in a binding agreement or letter of intent to consummate the foregoing are not consummated within 90 days after February 1, 2011, certain shareholders of CBS Personnel have the right to require that we, at our option, either sell substantially all of the assets of, or equity interests in, CBS Personnel, or offer to purchase, at fair market value, all of the shares of CBS Personnel held by such shareholders, which could comprise as much as approximately 30% of the total outstanding equity of CBS Personnel. If such right is exercised, and we elect to sell substantially all of the assets or equity interests in CBS Personnel, we may be required to divest CBS Personnel at a value that is not optimal for our shareholders. If such right is exercised, and we elect to offer to purchase at fair market value all of the shares of CBS Personnel held by such shareholders, such purchase would be a significant use of capital to us and could adversely affect our financial condition and results of operations, and, accordingly, our liquidity and ability to grow and/or pay distributions may be adversely affected.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
2008 Annual Meeting of Shareholders

(a) The 2008 Annual Meeting of Shareholders of Compass Diversified Holdings was held on May 23, 2008.

(b) All director nominees were elected.

(c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposals and Vote Tabulations

	Votes Cast			Broker
	For	Against	Abstain	Non-votes
Management Proposals

Ratification of Grant Thornton LLP as independent	30,114,002	44,793	30,194	—
auditors
Election of Directors

	Votes	Votes
Director	Received	Withheld
James J. Bottiglieri	28,858,374	1,330,615
Gordon Burns	29,298,795	890,194

ITEM 6. Exhibits

Exhibit Number	Description

2.1	Stock Purchase Agreement dated June 24, 2008, among Compass Group Diversified Holdings LLC and the other shareholders party thereto, Compass Group Diversified Holdings, LLC as Seller’s representative, Aeroglide Holdings, Inc. and Bühler AG (incorporated by reference to exhibit 2.1 of the Form 8-k filed on June 26, 2008).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Stock Purchase Agreement dated May 8, 2008, among Mitsui Chemicals, Inc., the Stockholders and Option Holders of Silvue Technologies Group, Inc. and Compass Group Management LLC, as the stockholders representative (incorporated by reference to exhibit 99.8 of the Form 8-K filed on May 9, 2008).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS
By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Regular Trustee

Date: August 11, 2008

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ James J. Bottiglieri
James J. Bottiglieri

Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 11, 2008

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Stock Purchase Agreement dated June 24, 2008, among Compass Group Diversified Holdings LLC and the other shareholders party thereto, Compass Group Diversified Holdings, LLC as Seller’s representative, Aeroglide Holdings, Inc. and Bühler AG (incorporated by reference to exhibit 2.1 of the Form 8-k filed on June 26, 2008).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Stock Purchase Agreement dated May 8, 2008, among Mitsui Chemicals, Inc., the Stockholders and Option Holders of Silvue Technologies Group, Inc. and Compass Group Management LLC, as the stockholders representative (incorporated by reference to exhibit 99.8 of the Form 8-K filed on May 9, 2008).