Form 10-Q
period 2008-09-30
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2008-11-10
CIK 1345126, 1345122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
As of November 1, 2008, there were 31,525,000 shares of
Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2008
TABLE OF CONTENTS

Page
Number
Forward-looking Statements
Part I Financial Information
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	5
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 (unaudited)	6
Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2008 (unaudited)	7
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	8
Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	42

Part II Other Information
Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 6. Exhibits	43
Signatures	44
Exhibit Index	46

NOTE TO READER
In reading this Quarterly Report on Form 10-Q, references to:
•	the “Trust” and “Holdings” refer to Compass Diversified Holdings;

•	“businesses” refer to, collectively, the businesses controlled by the Company;

•	the “Company” refer to Compass Group Diversified Holdings LLC;

•	the “Manager” refer to Compass Group Management LLC (“CGM”);

•	the “initial businesses” refer to, collectively, CBS Personnel Holdings, Inc., Crosman Acquisition Corporation, Compass AC Holdings, Inc. and Silvue Technologies Group, Inc.;

•	the “2007 acquisitions” refer to, collectively, the acquisitions of Aeroglide Corporation, HALO Branded Solutions and American Furniture Manufacturing;

•	the “2008 acquisitions” refer to, collectively, the acquisitions of Fox Factory Inc. and Staffmark Investment LLC;

•	the “2007 disposition” refers to, the sale of Crosman Acquisition Corporation;

•	the “2008 dispositions” refer to, collectively, the sales of Aeroglide Corporation and Silvue Technologies Group, Inc.;

•	the “Trust Agreement” refer to the amended and restated Trust Agreement of the Trust dated as of April 25, 2007;

•	the “Credit Agreement” refer to the Credit Agreement with a group of lenders led by Madison Capital, LLC which provides for a Revolving Credit Facility and a Term Loan Facility;

•	the “Revolving Credit Facility” refer to the $340 million Revolving Credit Facility provided by the Credit Agreement that matures in December 2012;

•	the “Term Loan Facility” refer to the $153.5 million Term Loan Facility, as of September 30, 2008, provided by the Credit Agreement that matures in December 2013;

•	the “LLC Agreement” refer to the second amended and restated operating agreement of the Company dated as of January 9, 2007; and

•	“we”, “us” and “our” refer to the Trust, the Company and the businesses together.

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

PART I
FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
Compass Diversified Holdings
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
(in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$89,676	$115,500
Accounts receivable, less allowances of $6,190 at September 30, 2008 and $3,204 at December 31, 2007	192,907	111,718
Inventories	50,418	35,492
Prepaid expenses and other current assets	25,037	11,088
Current assets of discontinued operations	—	25,443

Total current assets	358,038	299,241
Property, plant and equipment, net	29,804	20,437
Goodwill	314,346	218,817
Intangible assets, net	255,684	163,378
Deferred debt issuance costs, less accumulated amortization of $2,821 at September 30, 2008 and $1,348 at December 31, 2007	8,722	9,613
Other non-current assets	17,926	17,549
Assets of discontinued operations	—	98,967

Total assets	$984,520	$828,002

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$43,049	$34,306
Accrued expenses	80,628	33,969
Due to related party	689	814
Current portion, long-term debt	2,000	2,000
Current portion of workers’ compensation liability	27,836	6,881
Other current liabilities	511	560
Current liabilities of discontinued operations	—	28,083

Total current liabilities	154,713	106,613
Supplemental put obligation	12,858	21,976
Deferred income taxes	63,043	59,478
Long-term debt	151,500	148,000
Workers’ compensation liability	39,369	16,791
Other non-current liabilities	5,921	4,628
Non-current liabilities of discontinued operations	—	15,799

Total liabilities	427,404	373,285
Minority interests	77,510	21,867
Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 31,525 shares issued and outstanding at September 30, 2008 and December 31, 2007	412,969	443,705
Accumulated other comprehensive income	426	—
Accumulated earnings (deficit)	66,211	(10,855)

Total stockholders’ equity	479,606	432,850

Total liabilities and stockholders’ equity	$984,520	$828,002

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Operations
(unaudited)

	Three-months	Three-months	Nine-months	Nine-months
	Ended	Ended	Ended	Ended
(in thousands, except per share data)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net sales	$147,956	$72,081	$391,838	$156,677
Service revenues	265,645	143,395	771,808	421,727

	413,601	215,476	1,163,646	578,404
Cost of sales	101,310	45,099	268,632	95,880
Cost of services	221,296	116,769	641,350	344,897

Gross profit	90,995	53,608	253,664	137,627

Operating expenses:
Staffing expense	25,872	13,440	78,412	41,922
Selling, general and administrative expense	42,597	24,818	121,121	61,642
Supplemental put expense	(765)	2,174	5,829	4,591
Fees to manager	3,758	2,479	10,953	6,921
Amortization expense	6,171	3,324	18,432	8,912

Operating income	13,362	7,373	18,917	13,639

Other income (expense):
Interest income	559	568	1,140	1,895
Interest expense	(4,199)	(1,184)	(13,545)	(4,215)
Amortization of debt issuance costs	(491)	(305)	(1,473)	(858)
Other income, net	48	247	405	248

Income from continuing operations before income taxes and minority interest	9,279	6,699	5,444	10,709
Provision for income taxes	3,067	2,706	3,622	5,381
Minority interest	1,590	538	2,295	439

Income (loss) from continuing operations	4,622	3,455	(473)	4,889
Income from discontinued operations, net of income tax	—	900	4,607	2,881
Gain on sale of discontinued operations, net of income tax	636	—	72,932	36,038

Net income	$5,258	$4,355	$77,066	$43,808

Basic and fully diluted income (loss) per share from continuing operations	$0.15	$0.11	$(0.02)	$0.19
Basic and fully diluted income per share from discontinued operations	$0.02	0.03	2.46	1.48

Basic and fully diluted net income per share	$0.17	$0.14	$2.44	$1.67

Weighted average number of shares of trust stock outstanding - basic and fully diluted	31,525	31,525	31,525	26,316

Cash distributions declared per share	$0.34	$0.325	$0.99	$0.925

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

				Accumulated
			Accumulated	Other	Total
	Number of		Earnings	Comprehensive	Stockholders’
(in thousands)	Shares	Amount	(Deficit)	Income	Equity
Balance — December 31, 2007	31,525	$443,705	$(10,855)	$—	$432,850
Distributions paid	—	(30,736)	—	—	(30,736)
Other comprehensive income — cash flow hedge	—	—	—	426	426
Net income	—	—	77,066	—	77,066

Balance — September 30, 2008	31,525	$412,969	$66,211	$426	$479,606

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
(in thousands)	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net income	$77,066	$43,808
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of 2008 dispositions	(72,932)	—
Gain on sale of 2007 disposition	—	(36,038)
Depreciation expense	6,968	3,606
Amortization expense	19,612	14,382
Amortization of debt issuance costs	1,445	857
Supplemental put expense	5,829	4,591
Minority interests	2,844	869
Minority stockholder charges	1,943	226
Deferred taxes	(7,010)	(2,373)
Other	296	—
Changes in operating assets and liabilities, net of acquisition:
Increase in accounts receivable	(310)	(14,511)
(Increase)/decrease in inventories	93	(787)
(Increase)/decrease in prepaid expenses and other current assets	(8,672)	2,433
Increase in accounts payable and accrued expenses	13,631	12,386
Decrease in supplemental put obligation	(14,947)	(7,880)

Net cash provided by operating activities	25,856	21,569

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(173,561)	(224,799)
Purchases of property and equipment	(8,587)	(4,969)
Proceeds from 2008 dispositions	153,439	—
Proceeds from 2007 disposition	—	119,856
Other investing activities	(328)	—

Net cash used in investing activities	(29,037)	(109,912)

Cash flows from financing activities:
Proceeds from the issuance of Trust shares, net	—	168,673
Repayments under Credit Agreement	(77,032)	(202,764)
Borrowings under Credit Agreement	80,000	142,031
Debt issuance costs	(551)	(1,079)
Distributions paid	(30,736)	(21,728)
Other	1,898	2,655

Net cash (used in) provided by financing activities	(26,421)	87,788

Foreign currency adjustment	(80)	(54)
Net decrease in cash and cash equivalents	(29,682)	(609)
Cash and cash equivalents — beginning of period	119,358	7,006

Cash and cash equivalents — end of period	$89,676	$6,397

Cash related to discontinued operations	$—	$2,918

Supplemental non-cash financing and investing activity for the nine-months ended September 30, 2008:
-	Issuance of CBS Personnel’s common stock valued at $47.9 million in connection with the acquisition of Staffmark. See Note D.

-	Acquisition of $ 7.0 million of Anodyne common stock in connection with the extinguishment of a promissory note due the Company by an employee of Anodyne. See Note O.
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008
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
Note B — Presentation and principles of consolidation
The condensed consolidated financial statements for the three-and nine-month periods ended September 30, 2008 and 2007, (recast for discontinued operations), are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles . The purpose of this statement is to improve financial reporting by providing a consistent framework for determining applicable accounting principles to be used in the preparation of financial statements presented in conformity with accounting principles generally accepted in the United States of America. SFAS No. 162 will become effective 60 days after the SEC’s approval. The Company believes that the adoption of this standard on the effective date will not have a material effect on its consolidated financial statements.
On October 10, 2008, the FASB staff issued Staff Position (FSP) No. SFAS 157-3, “ Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ” which amends SFAS No. 157 by incorporating an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market. FSP 157-3 was effective on October 10, 2008. The Company has adopted provisions of SFAS No. 157 and incorporated the considerations of this FSP in determining the fair value of its financial assets. FSP 157-3 did not have a material impact on the Company’s financial statements.

Note D — Acquisition of businesses
Acquisition of Fox Factory
On January 4, 2008, Fox Factory Holding Corp., a subsidiary of the Company, entered into a Share Purchase Agreement with Fox Factory, Inc. (“Fox”) and Robert C. Fox, Jr., the sole shareholder of Fox, to purchase, and consummated the purchase of all of the issued and outstanding capital stock of Fox. The Company made loans to and purchased a controlling interest in Fox for approximately $80.4 million, representing approximately 76.0% of the outstanding common stock on a primary basis and 69.8% on a fully diluted basis. Fox management invested in the transaction alongside CODI resulting in an initial minority ownership of approximately 24.0%.
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
The Company’s Manager, acted as an advisor to the Company in the transaction, and received fees and expense payments totaling approximately $0.9 million.
Acquisition of Staffmark
On January 21, 2008, the Company’s majority-owned subsidiary, CBS Personnel, acquired Staffmark Investment LLC (“Staffmark”), a privately held personnel services provider. Staffmark is a leading provider of commercial staffing services in the United States. Staffmark provides staffing services in more than 30 states through more than 200 branches and on-site locations. The majority of Staffmark’s revenues are derived from light industrial staffing, with the balance of revenues derived from administrative and transportation staffing, permanent placement services and managed solutions. Similar to CBS Personnel, Staffmark is one of the largest privately held staffing companies in the United States Under the terms of the Purchase Agreement, CBS Personnel purchased all of the outstanding equity interests of Staffmark for a total purchase price of approximately $128.6 million, exclusive of transaction fees and closing costs of $5.2 million. Staffmark has become a wholly-owned subsidiary of CBS Personnel and Staffmark’s results of operations are included in CBS Personnel’s financial statements from the date of acquisition..
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
The Company’s manager, acted as an advisor to CBS Personnel in the transaction, and received fees and expense payments totaling approximately $1.2 million.

Unaudited Pro Forma Information
The following unaudited pro forma data for the nine months ended September 30, 2008 and 2007 gives effect to the acquisitions of Fox and Staffmark, as described above, as if the acquisitions had been completed as of January 1, 2008 and January 1, 2007, respectively. The pro forma data gives effect to actual operating results and adjustments to interest expense, amortization and depreciation expense, management fees and minority interests in the acquired businesses. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

Nine- months ended September 30, 2008	Total
(in thousands, except per share data)
Net sales	$1,194,719
Income (loss) from continuing operations before income taxes and minority interests	5,539
Net income	77,038

Basic and fully diluted income per share	$2.44

Nine- months ended September 30, 2007	Total
(in thousands, except per share data)
Net sales	$1,088,533
Income (loss) from continuing operations before income taxes and minority interests	3,786
Net income	40,548

Basic and fully diluted income per share	$1.54
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
2008 Dispositions
On June 24, 2008, the Company sold its majority owned subsidiary, Aeroglide Corporation (“Aeroglide”), for a total enterprise value of $95.0 million. The Company’s share of the net proceeds, after accounting for (i) redemption of Aeroglide’s minority holders; (ii) payment of transaction expenses; and (iii) CGM’s profit allocation, totaled $78.3 million. The Company recognized a gain on the sale of $34.0 million or $1.08 per share.
On June 25, 2008, the Company sold its majority owned subsidiary, Silvue Technologies Group, Inc. (“Silvue”), for a total enterprise value of $95.0 million. The Company’s share of the net proceeds, after accounting for (i) redemption of Silvue’s minority holders; (ii) payment of transaction expenses; and (iii) CGM’s profit allocation, totaled $63.6 million. The Company recognized a gain on the sale of $39.0 million or $1.24 per share.
Approximately $65 million of the Company’s net proceeds from the 2008 dispositions were used to repay amounts outstanding under the Company’s Revolving Credit Facility. It is anticipated that the remaining net proceeds from the 2008 dispositions will be invested in short term investment-grade securities pending future application for partial funding of future acquisitions when identified.

Summarized operating results for the 2008 dispositions through the dates of the respective sales were as follows:

	Aeroglide Corporation
		For the Period
	For the Three Months	January 1, 2008	For the Nine Months
	Ended September 30, 2007	through Disposition	Ended September 30, 2007
Net sales	$14,475	$34,294	$35,038

Operating income	(215)	5,041	26
Other income (expense)	2	(11)	(1)
Provision (benefit) for income taxes	(457)	1,274	(906)
Minority interests	(86)	239	(53)

Income from discontinued operations (1)	$330	$3,517	$984

(1)	The results above for the period January 1, 2008 through dispostion exclude $1.6 million of intercompany interest expense.
The results for the three and nine-month periods ended September 30, 2007 exclude $1.0 million and $2.4 million, respectively, of intercompany interest expense.

	Silvue Technologies Group, Inc.
		For the Period
	For the Three Months	January 1, 2008	For the Nine Months
	Ended September 30, 2007	through Disposition	Ended September 30, 2007
Net sales	$5,331	$11,465	$16,378

Operating income	1,224	2,416	3,632
Other income (expense)	(24)	(83)	(28)
Provision for income taxes	462	933	1,224
Minority interests	168	310	483

Income from discontinued operations(1)	$570	$1,090	$1,897

(1)	The results above for the period January 1, 2008 through dispostion exclude $0.6 million of intercompany interest expense.
The results for the three and nine-month periods ended September 30, 2007 exclude $0.4 million and $1.2 million, respectively, of intercompany interest expense.

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

Note F — Business segment data
At September 30, 2008, the Company has six reportable business segments. Each business segment represents an acquisition. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.
A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:
•	Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), an electronic components manufacturing company, is a provider of prototype and quick-turn printed circuit boards. ACI manufactures and delivers custom printed circuit boards to customers mainly in North America.

•	American Furniture Manufacturing, Inc. (“AFM” or “American Furniture”) is a leading domestic manufacturer of upholstered furniture for the promotional segment of the marketplace. AFM offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $699. AFM is a low-cost manufacturer and is able to ship any product in its line within 48 hours of receiving an order.

•	Anodyne Medical Device, Inc. (“Anodyne”), a medical support surfaces company, is a manufacturer of patient positioning devices primarily used for the prevention and treatment of pressure wounds experienced by patients with limited or no mobility. Anodyne is headquartered in Florida and its products are sold primarily in North America.

•	CBS Personnel Holdings, Inc. (“CBS” or “CBS Personnel”), a human resources outsourcing firm, is a provider of temporary staffing services in the United States. CBS Personnel serves approximately 6,500 corporate and small business clients. CBS Personnel also offers employee leasing services, permanent staffing and temporary-to-permanent placement services.

•	Fox Factory, Inc. (“Fox”) is a designer, manufacturer and marketer of high end suspension products for mountain bikes, all-terrain vehicles, snowmobiles and other off-road vehicles. Fox acts as both a tier one supplier to leading action sport original equipment manufacturers and provides after-market products to retailers and distributors.

•	Halo Branded Solutions, Inc. (“Halo”), operating under the brand names of Halo and Lee Wayne, serves as a one-stop shop for over 40,000 customers providing design, sourcing, management and fulfillment services across all categories of its customer promotional product needs. Halo has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 1,000 account executives.
The tabular information that follows shows data of reportable segments reconciled to amounts reflected in the Condensed Consolidated Financial Statements. The operations of each of the businesses are included in consolidated operating results as of their date of acquisition. There are no inter-segment transactions.
A disaggregation of the Company’s consolidated revenue and other financial data for the three and nine-month periods ended September 30, 2008 and 2007, is presented below (in thousands).

	Three-months	Three-months	Nine-months	Nine-months
	Ended	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net sales of business segments
ACI	$14,163	$12,965	$42,741	$39,088
American Furniture	31,386	11,498	99,827	11,498
Anodyne	16,510	11,011	40,954	29,524
CBS Personnel	265,645	143,395	771,808	421,727
Fox	43,326	—	101,178	—
Halo	42,571	36,607	107,138	76,567

Total	413,601	215,476	1,163,646	578,404
Reconciliation of segment revenues to consolidated revenues:

Corporate and other	—	—	—	—

Total consolidated revenues	$413,601	$215,476	$1,163,646	$578,404

	Three-months	Three-months	Nine-months	Nine-months
	Ended	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Profit of business segments (1)
ACI	$4,630	$4,186	$13,868	$13,381
American Furniture	227	651	5,153	651
Anodyne	1,733	1,114	3,288	1,813
CBS Personnel	4,779	6,328	10,534	14,693
Fox	6,413	—	9,375	—
Halo	1,285	1,854	1,039	1,857

Total	19,067	14,133	43,257	32,395
Reconciliation of segment profit to consolidated income (loss) from continuing operations before income taxes and minority interest:

Interest expense, net	(3,640)	(616)	(12,405)	(2,320)
Other income	48	247	405	248
Corporate and other (2)	(6,196)	(7,065)	(25,813)	(19,614)

Total consolidated income from continuing operations before income taxes and minority interest	$9,279	$6,699	$5,444	$10,709

(1)	Segment profit represents operating income.

(2)	Corporate and other consists of charges at the corporate level and purchase accounting adjustments not “pushed down” to the segment.

	Accounts	Accounts
	Receivable	Receivable
	as of	as of
	September 30, 2008	December 31, 2007
Accounts receivable and allowances
ACI	$3,647	$2,913
American Furniture	13,408	10,965
Anodyne	8,948	8,687
CBS Personnel	128,922	62,537
Fox	17,417	—
Halo	26,755	29,820

Total	199,097	114,922
Reconciliation of segments to consolidated total:

Corporate and other	—	—

Total	199,097	114,922
Allowance for doubtful accounts	(6,190)	(3,204)

Total consolidated net accounts receivable	$192,907	$111,718

					Depreciation and		Depreciation and
					Amortization Expense		Amortization Expense
			Identifiable	Identifiable	for Three-months		for Nine-months
	Goodwill	Goodwill	Assets	Assets	Ended September 30,		Ended September 30,
	September 30, 2008	Dec. 31, 2007	September 30, 2008(3)	Dec. 31, 2007(3)	2008	2007	2008	2007
Goodwill and identifiable assets of business segments
ACI	$50,659	$50,659	$21,932	$22,608	$942	$882	$2,768	$2,645
American Furniture	41,471	41,471	63,416	71,110	928	468	2,789	468
Anodyne	22,747	19,555	21,612	25,713	684	550	2,037	1,498
CBS Personnel	137,860	60,768	85,807	24,808	2,161	597	6,039	1,687
Fox	9,518	—	81,771	—	1,620	—	5,138	—
Halo	39,108	33,381	50,799	41,645	796	706	2,271	1,586

Total	301,363	205,834	325,337	185,884	7,131	3,203	21,042	7,884
Reconciliation of segments to consolidated amount:
Corporate and other identifiable assets	—	—	151,930	249,184	1,194	1,189	3,585	3,589
Identifiable assets of disc. ops.	—	—	—	62,398	—	—	—	—
Amortization of debt issuance costs	—	—	—	—	491	305	1,473	858
Goodwill carried at Corporate level (4)	12,983	12,983	—	—	—	—	—	—

Total	$314,346	$218,817	$477,267	$497,466	$8,816	$4,697	$26,100	$12,331

(3)	Does not include accounts receivable balances per schedule above.

(4)	Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the segments. This amount is allocated back to the respective segments for purposes of goodwill impairment testing.
Note G — Property, plant and equipment and inventory
Property, plant and equipment is comprised of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30,
	2008	December 31,
	(Unaudited)	2007
Machinery and equipment	$23,979	$12,062
Office furniture and equipment	10,252	8,564
Buildings and building improvements	1,184	1,184
Leasehold improvements	4,455	3,252

	39,870	25,062
Less: accumulated depreciation	(10,066)	(4,625)

Total	$29,804	$20,437

Depreciation expense was $2.2 million and $6.2 million for the three- and nine-month periods ended September 30, 2008, respectively. These amounts exclude $0.5 million and $0.3 million of depreciation expense for Aeroglide and Silvue, respectively, for the nine months ended September 30, 2008.

Inventory is comprised of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30,
	2008	December 31,
	(Unaudited)	2007
Raw materials and supplies	$37,406	$20,899
Finished goods	14,035	15,062
Less: obsolescence reserve	(1,023)	(469)

Total	$50,418	$35,492

Note H — Goodwill and other intangible assets
A reconciliation of the change in the carrying value of goodwill for the nine-month period ended September 30, 2008 and the year ended December 31, 2007 is as follows (in thousands):

Balance at Jan. 1, 2007	$140,690
Acquisition of businesses (1)	76,387
Adjustment to purchase accounting (1)	1,740

Balance at Dec. 31, 2007	218,817
Acquisition of businesses (1)	92,251
Acquired goodwill in connection with Anodyne CEO promissory note (See Note O)	3,191
Adjustment to purchase accounting (1)	87

Balance at September 30, 2008	$314,346

(1)	Initial purchase price allocations may be adjusted within one year for changes in estimates of the fair value of assets acquired and liabilities assumed.
Other intangible assets subject to amortization are comprised of the following at September 30, 2008 (in thousands):

September 30,
2008
Customer relations	$187,701
Technology	37,959
Licensing agreements and anti-piracy covenants	28,911
Distributor relations and backlog	1,380

255,951
Accumulated amortization	(37,037)
Trade names, not subject to amortization	36,770

Total	$255,684

Amortization expense was $6.2 million and $18.4 million during the three- and nine-month periods ended September 30, 2008, respectively. These amounts exclude $0.8 million and $0.3 million of amortization expense for the nine months ended September 30, 2008 for Aeroglide and Silvue, respectively.
Note I — Debt
At September 30, 2008, the Company had $153.5 million outstanding of its Term Loan Facility under its Credit Agreement. The Credit Agreement provides for a Revolving Credit Facility totaling $325 million which matures in December 2012 and a Term Loan Facility totaling $153.5 million which matures in December 2013. The Term Loan Facility requires quarterly payments of $0.5 million with a final payment of the outstanding principal balance due on December 7, 2013. The Credit Agreement permits the Company to increase, over the next two years, the amount available under the Revolving Credit Facility by up to $25 million and the Term Loan Facility by up to $145 million, subject to certain restrictions and Lender approval.

The Company increased its Revolving Credit Facility from $325 million to $340 million on August 4, 2008. The Company had no outstanding borrowings under its Revolving Credit Facility at September 30, 2008.
The Company had approximately $284.9 million in borrowing base availability under its Revolving Credit Facility at September 30, 2008. Letters of credit outstanding at September 30, 2008 totaled approximately $64.0 million.
At September 30, 2008, the Company was in compliance with all covenants.
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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008 (in thousands):

	Fair Value Measurements at September 30, 2008
			Significant
	Total Carrying	Quoted	other	Significant
	Value at	prices in	observable	unobservable
	September	active markets	inputs	inputs
	30, 2008	(Level 1)	(Level 2)	(Level 3)
Derivative asset — interest rate swap	$426	$—	$426	$—
Supplemental put	12,858	—	—	12,858
Stock option of minority shareholder(1)	200	—	200	—

(1)	Represents a former employee’s option to purchase additional common stock in Anodyne. See Note O.
A reconciliation of the change in the carrying value of our level 3, supplemental put liability for the three- and nine-month periods ended September 30, 2008 is as follows (in thousands):

Balance at January 1, 2008	$21,976
Charges included in earnings	5,829
Payments of supplemental put liability	(14,947)

Balance at September 30, 2008	$12,858

Balance at July 1, 2008	$28,570
Charges included in earnings	(765)
Payments of supplemental put liability	(14,947)

Balance at September 30, 2008	$12,858

Valuation Techniques
The Company’s derivative instrument consists of an over-the-counter (OTC) contract which is not traded on a public exchange. The fair value of the Company’s interest rate swap contract was determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The stock option of the minority shareholder was determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. As such the Company categorized its interest rate swap contract and the stock option of the minority shareholder as Level 2.
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
The Company is using the Swap to manage interest rate exposure. The Swap is designated as a cash flow hedge, accordingly, changes in the fair value of the swap are recorded in stockholders equity as a component of accumulated other comprehensive income. At September 30, 2008, the unrealized gain on the Swap, reflected in accumulated other comprehensive income, was approximately $0.4 million.
Note L — Comprehensive income
The following table sets forth the computation of comprehensive income for the nine months ended September 30, 2008 and September 30, 2007, respectively:

	Nine-months ended September 30,
	2008	2007
Net income	$77,066	$43,808
Other comprehensive income:
Unrealized gain on cash flow hedge	426	—

Total comprehensive income	$77,492	$43,808

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
•	On January 30, 2008 the Company paid a distribution of $0.325 per share to holders of record as of January 25, 2008.

•	On April 25, 2008 the Company paid a distribution of $0.325 per share to holders of record as of April 22, 2008.

•	On July 29, 2008 the Company paid a distribution of $0.325 per share to holders of record as of July 24, 2008.

•	On October 31, 2008 the Company paid a distribution of $0.34 per share to holders of record as of October 24, 2008.

Note N — Commitments and contingencies
In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on the Company’s consolidated financial position or results of operations.
American Furniture Fire
On February, 12, 2008, American Furniture’s 1.2 million square foot corporate office and manufacturing facility in Ecru, Mississippi was partially destroyed in a fire. Approximately 750 thousand square feet of the facility was impacted by the fire. The executive offices were fundamentally unaffected. The recliner and motion plant, although largely unaffected, suffered some smoke damage but resumed operations on February 21, 2008. There were no injuries related to the fire. As of November 7, 2008 the damaged manufacturing facility and corporate office were substantially restored and operating.
The three and nine month results of operations for the periods ended September 30, 2008 for American Furniture reflect a reduction in cost of sales of approximately $1.3 million for the nine-month period and a reduction of selling, general and administrative expenses of approximately $0.3 million and $3.1 million, respectively, which reflects the expected benefit of the business interruption insurance proceeds to be received. The split of the business insurance accrual between cost of sales and selling, general and administrative expense was done to reflect a normalized gross profit percentage based on the actual sales level achieved with the balance recorded as a negative selling and general administrative expense item reflecting the estimated loss of operating income resulting from the fire. The Company is currently in the process of evaluating its claims with its insurance carriers, and as such the insurance claims may be subject to refinement.
Note O — Related party transactions
On August 8, 2008 the Company exchanged a promissory note, due August 15, 2008, totaling approximately $6.9 million (including accrued interest) due from the CEO of Anodyne in exchange for shares of stock of Anodyne held by the CEO. In addition, the CEO of Anodyne was granted an option to purchase approximately 10% of the outstanding shares of Anodyne, at a strike price exceeding the exchange price, from the Company in the future for which the CEO exchanged Anodyne stock valued at $0.2 million (the fair value of the option at the date of grant) as consideration.
In addition, on August 5, 2008 the Company exchanged $1.5 million in term debt due from Anodyne for 15,500 shares of common stock and 13,950 shares of convertible preferred stock of Anodyne.
As a result of the above transactions the Company’s ownership percentage in Anodyne increased to approximately 67% on a primary basis and 57% on a fully diluted basis.

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
In addition, because we intend to fund acquisitions through the utilization of our Credit Agreement, we do not expect to be subject to delays in or conditions by closing acquisitions that would be typically associated with transaction specific financing, as is typically the case in such acquisitions. We believe this advantage is a powerful one, particularly in the current credit environment, and is highly unusual in the marketplace for acquisitions in which we operate.
Areas of focus
The areas of focus for Q4 2008 and fiscal 2009, which are generally applicable to each of our businesses, include:
•	Achieving productivity savings and price increases to offset inflation and a struggling macroeconomic climate;

•	Achieving sales growth, technological excellence and manufacturing capability through global expansion of our existing businesses, especially focused on emerging regions in China;

•	Continuing to grow through disciplined acquisition and rigorous integration processes;

•	Proactively managing raw material cost increases, particularly commodity costs; and

•	Driving free cash flow through increased net income and effective working capital management enabling continued investment in our businesses, strategic acquisitions, which in turn will enable us to return value to our shareholders.
The current deteriorating macroeconomic environment presents a challenging market for our businesses, particularly CBS Personnel, American Furniture and Halo, in which it will be difficult to achieve cash flow growth in the short term. However, we believe increased value to our shareholders can still be achieved through a combination of a focus on innovation to support productivity and disciplined expense control, while we continue to invest prudently for long-term profitable growth.
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
Under the terms of the Stock Purchase Agreement, CBS Personnel purchased all of the outstanding equity interests of Staffmark for a total purchase price, including fees and transaction costs, of approximately $133.8 million. The aggregate purchase price consisted of cash and 1,929,089 shares of CBS Personnel common stock, valued at approximately $47.9 million. Our ownership percentage of CBS Personnel is 68.7% on a primary basis and 66.7% on a fully diluted basis subsequent to the Staffmark acquisition.

American Furniture Fire
On February, 12, 2008, American Furniture’s 1.2 million square foot corporate office and manufacturing facility in Ecru, MS was partially destroyed in a fire. Approximately 750 thousand square feet of the facility was impacted by the fire. The executive offices were fundamentally unaffected. The recliner and motion plant, although largely unaffected, suffered some smoke damage but resumed operations on February 21, 2008. There were no injuries related to the fire. As of November 7, 2008 the damaged manufacturing facility and corporate offices were substantially restored and operating.
The nine-month results of operations for American Furniture reflect a reduction in cost of sales of approximately $1.3 million and a reduction of selling, general and administrative expenses of approximately $3.1 million which reflects the expected benefit of the business interruption insurance proceeds to be received. The split of the business insurance accrual between cost of sales and selling general and administrative expense was done to reflect a normalized gross profit percentage based on the actual sales level achieved with the balance recorded as a negative selling and general administrative expense item reflecting the estimated loss of operating income resulting from the fire.
Aeroglide disposition
On June 24, 2008, we sold our majority owned subsidiary, Aeroglide, for a total enterprise value of $95.0 million. Our share of the net proceeds, after accounting for the redemption of Aeroglide’s minority holders and payment of transaction expenses totaled $85.6 million. Our Manager was paid a profit allocation from this sale in August 2008, totaling approximately $7.3 million. We recognized a gain on the sale of approximately $34.0 million or $1.08 per share.
Silvue disposition
On June 25, 2008, we sold our majority owned subsidiary, Silvue, for a total enterprise value of $95.0 million. Our share of the net proceeds, after accounting for the redemption of Aeroglide’s minority holders and payment of transaction expenses totaled $71.3 million. Our Manager was paid a profit allocation from this sale in August 2008, totaling approximately $7.7 million. We recognized a gain on the sale of approximately $39.0 million or $1.24 per share.
Results of Operations

We were formed on November 18, 2005 and acquired our existing businesses (segments) as follows:

May 16, 2006	August 1, 2006	February 28, 2007	August 31, 2007	January 4, 2008
Advanced Circuits CBS Personnel	Anodyne	HALO	American Furniture	Fox Factory
As noted above, we acquired our businesses on various dates through January 4, 2008. As a result, we cannot provide a meaningful comparison of our consolidated results of operations for the entire three- and nine-month periods ended September 30, 2008 compared to the same periods in 2007. In the following results of operations, we provide: (i) our consolidated results of operations for the three and nine months ended September 30, 2008 and September 30, 2007, which includes the results of operations of our businesses (segments) from the date of acquisition, and (ii) comparative results of operations for each of our businesses, on a stand-alone basis, for each of the three and nine-month periods ended September 30, 2008 and 2007 which include pro-forma results of operations for businesses acquired subsequent to January 1, 2007 that include pro-forma operating data for periods prior to our acquisition of the business in order to provide meaningful comparative data.

Consolidated Results of Operations — Compass Diversified Holdings and Compass Group Diversified Holdings LLC

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2008	2007	2008	2007
Net sales	$413,601	$215,476	$1,163,646	$578,404
Cost of sales	322,606	161,868	909,982	440,777

Gross profit	90,995	53,608	253,664	137,627
Selling, general and administrative expense	68,469	38,258	199,533	103,564
Fees to manager	3,758	2,479	10,953	6,921
Supplemental put cost	(765)	2,174	5,829	4,591
Amortization of intangibles	6,171	3,324	18,432	8,912

Operating income	$13,362	$7,373	$18,917	$13,639

Net sales
On a consolidated basis, net sales increased approximately $198.1 million and $585.2 million in the three and nine month periods ended September 30, 2008, respectively. The majority of this increase is due to: (i) increased revenues ($350.1 million year -to-date) at CBS Personnel principally resulting from the acquisition of Staffmark in January 2008 by CBS Personnel; (ii) increased net sales in 2008 attributable to our majority owned subsidiary American Furniture purchased in August 2007 ($94.9 million year-to-date); (iii) increased net sales in 2008 attributable to our majority owned subsidiary, Fox Factory purchased in January 2008 ($101.2 million year-to-date) and (iv) increased net sales attributable to HALO in 2008 ($24.6 million), purchased on February 28, 2007. Refer to the following results of operations by segment for a more detailed analysis of net sales by segment.
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
Cost of sales
On a consolidated basis, cost of sales increased approximately $160.7 million and $469.2 million in the three and nine month periods ended September 30, 2008, respectively. These increases are due almost entirely to the corresponding increase in net sales referred to above. Refer to the following results of operations by segment for a more detailed analysis of cost of sales.
Selling, general and administrative expense
On a consolidated basis, selling, general and administrative expense increased approximately $30.2 million and $96.0 million in the three and nine month periods ended September 30, 2008, respectively. This increase is due to those costs associated with the acquisitions consummated subsequent to January 1, 2007, which include Halo, American Furniture and Fox and the add -on acquisition, Staffmark. Refer to the following results of operations by segment for a more detailed analysis of selling, general and administrative expense by segment. At the corporate level selling, general and administrative costs increased $0.8 million and $1.3 million in the three and nine months ended September 30, 2008 compared to the same periods in 2007 due principally to increased salaries and professional fees resulting from the increased size and scope of the operations.
Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three-months ended September 30, 2008 and 2007 we incurred approximately $3.8 million and $2.5 million, respectively, in expense for these fees. For the nine-months ended September 30, 2008 and 2007 we incurred approximately $11.0 million and $6.9 million, respectively, in expense for these fees. The increase in management fees for both the three and nine months ended September 30, 2008 is due to the increase in consolidated adjusted net assets resulting from our acquisitions of new businesses and Staffmark.

Supplemental put expense
Concurrent with the 2006 IPO, we entered into a Supplemental Put Agreement with our Manager pursuant to which our Manager has the right to cause us to purchase the allocation interests then owned by them upon termination of the Management Services Agreement. We accrued approximately $5.8 million and $4.6 million in non-cash expense during the nine-months ended September 30, 2008 and September 30, 2007, respectively in connection with this agreement. During the three months ended September 30, 2008 we reversed approximately $0.8 million in supplemental put expense based on lower valuations attributed to some of our subsidiaries compared to valuations determined as of June 30, 2008. This expense represents that portion of the estimated increase/decrease in the value of our original businesses over our basis in those businesses that our Manager is entitled to if the Management Services Agreement were terminated or those businesses were sold. The change in supplemental put cost in both the three- and nine-months ended September 30, 2008 is attributable to the decrease/increase in the fair value of our businesses.
Amortization of intangibles
On a consolidated basis, amortization expense of intangible assets increased approximately $2.8 million and $9.5 million in the three- and nine-month periods ended September 30, 2008, respectively. These increases are due entirely to the recognition of intangible assets and the attendant amortization directly related to the purchase price allocations performed for each of our acquisitions since January 2007. Refer to the following results of operations by segment for a more detailed analysis of intangible asset amortization expense.
Results of Operations — Our Businesses
As previously discussed, we acquired our businesses on various acquisition dates beginning on May 16, 2006 (see table above). As a result, our consolidated operating results and discussion above only include the results of operations since the acquisition date associated with the business. The following discussion reflects a comparison of the historical and where appropriate, pro-forma results of operations for each of our businesses for the three- and nine-month periods ending September 30, 2008 and September 30, 2007, which we believe is a more meaningful comparison in explaining the comparative financial performance of each of our businesses. The following results of operations are not necessarily indicative of the results to be expected for the full year going forward.
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
Results of Operations
The table below summarizes the income from operations data for Advanced Circuits for the three- and nine-month periods ended September 30, 2008 and September 30, 2007:

	Three-months ended		Nine-months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2008	2007	2008	2007
Net sales	$14,163	$12,965	$42,741	$39,088
Cost of sales	5,993	5,608	18,161	17,015

Gross profit	8,170	7,357	24,580	22,073

Selling, general and administrative expense	2,750	2,379	8,372	6,317
Fees to manager	125	126	375	378
Amortization of intangibles	665	666	1,965	1,997

Income from operations	$4,630	$4,186	$13,868	$13,381

Three months ended September 30, 2008 compared to the three months ended September 30, 2007.
Net sales
Net sales for the three months ended September 30, 2008 increased approximately $1.2 million over the corresponding three month period ended September 30, 2007. The increase in net sales were a result of increased sales in long-lead time PCBs ($0.8 million), quick-turn production ($0.8 million) offset in part by a decrease in subcontract revenue ($0.5 million).
Cost of sales
Cost of sales for the three months ended September 30, 2008 increased approximately $0.4 million. This increase is principally due to the corresponding increase in sales. Gross profit as a percentage of sales increased during the three months ended September 30, 2008 (57.7% at September 30, 2008 vs. 56.7% at September 30, 2007) largely as a result of increased manufacturing efficiencies realized due to increased capacity, offset in part by increases in raw material costs associated with commodity items such as glass, copper and gold.
Selling, general and administrative expense
Selling, general and administrative expense increased $0.4 million during the three months ended September 30, 2008 compared to the same period in 2007 due principally to increases in costs associated with employee retention programs and additional personnel.
Income from operations
Operating income for the three months ended September 30, 2008 was approximately $4.6 million an increase of $0.4 million over 2007 primarily as a result of those factors described above.
Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.
Net sales
Net sales for the nine months ended September 30, 2008 was approximately $42.7 million compared to approximately $39.1 million for the same period in 2007, an increase of approximately $3.6 million or 9.3%. The increase in net sales was largely due to increased sales in quick-turn production PCBs, and Prototype PCBs which increased by approximately $2.0 million and $0.6 million, respectively, resulting from increased marketing efforts. Quick-turn production PCBs represented approximately 34.3% of gross sales for the nine-months ended September 30, 2008 as compared to approximately 32.9% for the same period in 2007. Prototype PCBs comprised approximately 31.4% of sales for the nine months ended September 30, 2008 compared to approximately 32.8% for the same period in 2007. Assembly sales increased $0.7 million and subcontract revenue decreased approximately $1.8 million in the nine-months ended September 30, 2008 compared to the same period in 2007.
Cost of sales
Cost of sales for the nine months ended September 30, 2008 was approximately $18.2 million compared to approximately $17.0 million for the same period in 2007, an increase of approximately $1.1 million or 6.7%. The increase in cost of sales was largely due to the increase in sales. Gross profit as a percentage of net sales increased by approximately 1.0% to approximately 57.5% for the nine months ended September 30, 2008 as compared to approximately 56.5% for the same period in 2007 largely as a result of increased manufacturing efficiencies realized due to increased capacity, offset in part by increases in raw material costs associated with commodity items such as glass, copper and gold.
Selling, general and administrative expense
Selling, general and administrative expense increased approximately $2.1 million in the nine months ended September 30, 2008 compared to same period in 2007 largely as a result of reversing $1.2 million in liabilities related to management loan forgiveness arrangements in the first quarter of 2007. Not taking into account the 2007 reversal of loan forgiveness costs, selling, general and administrative costs increased approximately $0.9 million during the nine month period ended September 30, 2008 compared to the same period in 2007 due to increased advertising and personnel costs.
Income from operations
Income from operations was approximately $13.9 million for the nine months ended September 30, 2008 compared to approximately $13.4 million at September 30, 2007. The increase was based on the factors described above.

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
Results of Operations
The table below summarizes the income from operations data for American Furniture for the three and nine-month periods ended September 30, 2008 and the pro-forma income from operations for the three and nine-month periods ended September 30, 2007:

	Three-months ended		Nine-months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
(in thousands)		(Pro-forma)		(Pro-forma)
Net sales	$31,386	$32,640	$99,827	$121,152
Cost of sales	25,290	25,310	79,026	93,293

Gross profit	6,096	7,330	20,801	27,859

Selling, general and administrative expense	5,011	4,535	13,073	15,501
Fees to manager	125	125	375	375
Amortization of intangibles (a)	733	733	2,200	2,199

Income from operations	$227	$1,937	$5,153	$9,784

Prior period results of operations of American Furniture for the three and nine months ended September 30, 2007 include the following pro-forma adjustments:

(a)	A reduction in charges to amortization of intangible assets totaling $0.1 million in each of the three and nine month periods as a result of, and derived from, the purchase price allocation in connection with our acquisition of American Furniture in August 2007.
Three months ended September 30, 2008 compared to the pro-forma three months ended September 30, 2007.
Net sales
Net sales for the three months ended September 30, 2008 decreased approximately $1.3 million over the corresponding three months ended September 30, 2007. Stationary product sales decreased approximately $2.1 million due primarily to the continuing impact from the fire that destroyed the finished goods warehouse and most of the manufacturing facilities in February 2008. Motion sales increased by approximately $0.5 million in the quarter ended September 30, 2008 and sales in all other furniture categories were either flat or slightly higher in the 2008 quarter. The softer economy is also responsible, to a lesser extent, for lower sales volume and we expect that trend to continue throughout the current fiscal year and into 2009.

Cost of sales
Cost of sales was approximately $25.3 million in each of the three month periods ended September 30, 2008 and 2007. Gross profit as a percentage of sales was 19.4% in the three months ended September 30, 2008 compared to 22.5% in the corresponding period in 2007. The decrease of 3.1% is attributable to raw material price increases, particularly foam and steel, and to a lesser extent continued labor inefficiencies incurred in the manufacturing recovery process due to multiple production facilities and overtime costs incurred, resulting from the fire in February 2008. Foam and steel prices are starting to decrease and we expect to realize the impact of these lower costs beginning in the first quarter of 2009.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2008 increased approximately $0.5 million. This increase is largely due to larger fuel cost ($0.4 million), legal costs and additional rent ($0.4 million) offset in part by business interruption insurance proceeds recorded during the quarter of approximately $0.3 million.
Income from operations
Income from operations decreased approximately $1.7 million to $0.2 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due principally to the reduction in sales and to other factors as described above.
Nine months ended September 30, 2008 compared to the pro-forma nine months ended September 30, 2007.
Net sales
Net sales for the nine months ended September 30, 2008 decreased $21.3 million from the corresponding nine months ended September 30, 2007. Stationary product sales decreased $16.3 million in the 2008 period and motion and recliner product sales decreased approximately $4.8 million. These decreases in net sales are the result of the continuing impact from the fire that destroyed the finished goods warehouse and most of the manufacturing facilities in February 2008. In addition to the fire, the impact of a softer economy was also responsible for the lower sales volume and we expect it to have a continuing impact throughout the current fiscal year and into 2009.
Cost of sales
Cost of sales decreased approximately $14.3 million in the nine months ended September 30, 2008 compared to the same period of 2007 due principally to the corresponding decrease in sales. Gross profit as a percentage of sales was 20.8% in the nine months ended September 30, 2008 compared to 23.0% in the corresponding period in 2007. The reduction of 2.2% is attributable to raw material price increases during 2008, particularly foam and motion and recliner metal hardware, as well as manufacturing inefficiencies and an increase in overtime costs incurred that were necessary in the fire recovery process. Foam and steel prices are starting to decrease and we expect to realize the impact of these lower costs beginning in the first quarter of 2009.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2008 decreased approximately $2.4 million compared to the same period of 2007. This decrease is primarily due to the business interruption proceeds recorded during the period of approximately $3.1 million. Also contributing to the decrease was a reduction of $0.4 million in commissions paid and $0.4 million in insurance expense during the period due to the significant reduction in net sales caused by the fire. These decreases were offset in part by increases in fuel costs of $0.8 million, legal costs totaling $0.3 million and increased property taxes and rent of $0.3 million during the nine months ended September 30, 2008 compared to 2007.
Income from operations
Income from operations decreased approximately $4.6 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to the decrease in net sales offset in part by the expected insurance proceeds recognized, as described above.
Anodyne
Overview
Anodyne, a specialty designer, manufacturer and distributor of medical devices, specifically patient support surfaces, was formed in February 2006 to purchase the assets and operations of AMF Support Surfaces, Inc (“AMF”) and SenTech Medical Systems, Inc. on February 15, 2006. On October 5, 2006, Anodyne purchased a third manufacturer and distributor of patient positioning devices, Anatomic Concepts, Inc. (“Anatomic”). Anatomic operations were merged into the AMF operations. On June 27, 2007 Anodyne purchased PrimaTech Medical Systems, Inc. (“PrimaTech”), a distributor of medical support surfaces focusing on the lower price point long-term and home care markets.

The support surfaces industry is fragmented and comprised of many small participants and niche manufacturers . Anodyne’s consolidation platform marks the first opportunity to source all leading support surface technologies for the acute care, long term care and home health care from a single source. Anodyne is a vertically integrated company with engineering, design and research, manufacturing and support performed in house to quickly bring new products to market and maintain strict quality standards.
Results of Operations
The table below summarizes the income from operations data for Anodyne for the three- and nine-month periods ended September 30, 2008 and September 30, 2007.

	Three-months ended		Nine-months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2008	2007	2008	2007
Net sales	$16,510	$11,011	$40,954	$29,524
Cost of sales	12,650	7,839	30,573	21,773

Gross profit	3,860	3,172	10,381	7,751

Selling, general and administrative expense	1,670	1,592	5,718	4,710
Fees to manager	87	87	263	261
Amortization of intangibles	370	379	1,112	967

Income from operations	$1,733	$1,114	$3,288	$1,813

Three months ended September 30, 2008 compared to the three months ended September 30, 2007.
Net sales
Net sales for the three months ended September 30, 2008 increased approximately $5.5 million over the corresponding three months ended September 30, 2007. Approximately $3.1 million of this increase is attributable to new product roll-outs with the remaining increase due principally to increased sales of existing products to new and existing customers.
Cost of sales
Cost of sales increased approximately $4.8 million in the three months ended September 30, 2008 compared to the same period of 2007 and is principally due to the corresponding increase in sales. Gross profit as a percentage of sales was 23.4% in the three months ended September 30, 2008 compared to 28.8% in the corresponding period in 2007. The decrease of 5.4% is principally due to higher raw material costs and an unfavorable sales mix. Foam, a major raw material item used in the manufacturing process, is indirectly impacted by petroleum prices and other costs, which have increased over the past year. Recently petroleum prices have decreased which may have an impact on the price of our raw materials in the future.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2008, increased approximately $0.1 million. This increase is largely the result of increases in administrative staff and associated costs necessary to support the increase in sales and new product development.
Income from operations
Income from operations increased approximately $0.6 million to $1.7 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due primarily to those factors described above.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.
Net sales
Net sales for the nine months ended September 30, 2008 were $41.0 million compared to $29.5 million for the same period in 2007, an increase of $11.4 million or 38.7%. Sales associated with PrimaTech, which was purchased in June 2007, accounted for approximately $2.0 million of this increase. Approximately $3.5 million of the remaining sales increase can be attributed equally to new product sales rollout with the balance ($6.0 million) coming from existing product sales to existing customers and new customers.
Cost of sales
Cost of sales increased approximately $8.8 million for the nine months ended September 30, 2008 compared to the same period in 2007 and is principally due to a corresponding increase in sales and manufacturing infrastructure costs. Gross profit as a percentage of sales decreased to 25.3% in 2008 from 26.3% in 2007 due principally to higher raw material costs and the occurrence of manufacturing infrastructure costs.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2008 increased $1.0 million compared to the same period in 2007. This increase is largely the result of increases in administrative staff and associated costs necessary to support the increase in sales, new product development and legal fees.
Amortization of intangibles
Amortization expense increased approximately $0.1 million in the nine months ended September 30, 2008 compared to the corresponding period in 2007, due principally to the effect of amortization expense resulting from the acquisition of PrimaTech in June 2007.
Income from operations
Income from operations increased approximately $1.5 million to $3.3 million for the nine months ended September 30, 2008 compared to the same period in 2007, principally as a result of the significant increase in net sales, offset in part by higher infrastructure costs necessary to support the increase in sales volume and other factors described above.
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

Results of Operations
The table below summarizes the pro-forma income from operations data for CBS Personnel for the three- and nine-month periods ended September 30, 2008 and September 30, 2007 as if Staffmark was acquired on January 1, 2007.

	Three-months ended		Nine-months ended
		-(Pro-forma)-	-(Pro-forma)-
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2008	2007	2008	2007
Service revenues	$265,645	$290,086	$802,881	$856,122
Cost of services	221,296	238,316	667,845	706,197

Gross profit	44,349	51,770	135,036	149,925

Selling, general and administrative expense	37,838	39,934	119,956	122,404
Fees to manager	443	490	1,350	1,430
Amortization of intangibles	1,289	1,289	3,866	3,866

Income from operations	$4,779	$10,057	$9,864	$22,225

Three months ended September 30, 2008 compared to pro-forma three months ended September 30, 2007.
Service revenues
Revenues for the three months ended September 30, 2008 decreased approximately $24.4 million or 8.4% over the corresponding three months ended September 30, 2007. The reduction, which is greater than that experienced in the first and second quarters of 2008, is primarily the result of reduced demands for staffing services (primarily clerical and light industrial) as clients were affected by weaker economic conditions. We expect this trend to continue through fiscal 2008 as the economy continues to soften. In addition, Hurricane Ike and Hurricane Gustav affected many clients, curtailing their operations, resulting in an estimated $0.8 million negative effect on revenues.
Cost of services
Direct cost of services for the three months ended September 30, 2008 decreased approximately $17.0 million from the same period a year ago. Cost of services declined approximately 7.1%, primarily as a result of reduced demand for staffing services. Gross margin was approximately 16.7% and 17.8% of revenues for the three-month periods ended September 30, 2008 and 2007, respectively. The decrease is primarily a result of reduced margins due to competitive pressures in the market place due to current economic conditions and lower permanent placements.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2008 is approximately $2.1 million lower than the same period a year ago. This decrease is primarily attributable to successful efforts to control costs and achievment of planned synergies related to the integration of Staffmark. Additionally, CBS incurred approximately $1.4 million in transition and integration expenses during the three months ended September 30, 2008 related to the integration of Staffmark which partially offset these decreases. We expect to complete the integration process during the first half of fiscal 2009.
Income from operations
Income from operations decreased approximately $5.3 million to approximately $4.8 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due principally to the decrease in sales and other factors as described above.

Pro-forma nine months ended September 30, 2008 compared to the pro-forma nine months ended September 30, 2007.
Service revenues
Revenues for the nine months ended September 30, 2008 decreased approximately $53.2 million or 6.2% over the corresponding nine months ended September 30, 2007. The reduction reflects reduced demands for staffing services (primarily clerical and light industrial) as clients were affected by weaker economic conditions. We expect this trend to continue through fiscal 2008 and beyond.
Cost of services
Direct cost of services for the nine months ended September 30, 2008 decreased approximately $38.4 million from the same period a year ago. Gross margin was approximately 16.8% and 17.5% of revenues for the nine-month periods ended September 30, 2008 and September 30, 2007, respectively. The decrease is primarily a result of reduced margins due to competitive pressures in the market place due to current economic conditions and lower permanent placements.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2008 decreased approximately $2.4 million from the same period a year ago. This decrease is primarily attributable to successful efforts to control costs and achievment of planned synergies related to the integration of Staffmark Additionally, CBS incurred approximately $4.8 million in transition and integration expenses during the nine months ended September 30, 2008 related to costs associated with the integration of Staffmark which offset these decreases in part. We expect to incur total transition and integration expenses of $7.0 million to $9.0 million and we believe these costs will be offset by related cost savings derived from the combined entities going forward.
Income from operations
Income from operations decreased approximately $12.4 million to approximately $9.9 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due principally to the decrease in sales and other factors described above.
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
Results of Operations
The table below summarizes the income from operations data for Fox Factory for the three- and nine-month periods ended September 30, 2008 and the pro-forma income from operations for the three and nine-month periods ended September 30, 2007.

	Three-months ended		Nine-months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
(in thousands)		(Pro-forma)		(Pro-forma)
Net sales	$43,326	$33,076	$101,178	$75,733
Cost of sales (a)	30,631	24,745	73,468	57,997

Gross profit	12,695	8,331	27,710	17,736

Selling, general and administrative expense (b)	4,853	4,030	13,768	10,438
Fees to manager (c)	125	125	371	375
Amortization of intangibles (d)	1,304	1,304	4,196	4,194

Income from operations	$6,413	$2,872	$9,375	$2,729

Prior period results of operations of Fox for the three and nine months ended September 30, 2007 include the following pro-forma adjustments:

(a)	An increase in cost of sales totaling $0.1 million and $0.3 million in the three- and nine-month periods, respectively, reflecting additional depreciation expense as a result of, and derived from, the purchase price allocation in connection with our acquisition of Fox in January 2008.

(b)	An increase in selling, general and administrative expense totaling $0.02 million and $0.1 million in the three- and nine-month periods, respectively, reflecting additional depreciation expense as a result of, and derived from, the purchase price allocation in connection with our acquisition of Fox in January 2008.

(c)	An increase in manager fees totaling $0.1 million and $0.4 million in the three- and nine-month periods, respectively, reflecting quarterly fees that would have been due to our Manager in connection with our Management Services Agreement.

(d)	An increase in amortization of intangible assets totaling $1.3 million and $4.2 million in the three- and nine-month periods, respectively, reflecting amortization expense as a result of, and derived from, the purchase price allocation in connection with our acquisition of Fox in January 2008.
Three months ended September 30, 2008 compared to the pro-forma three months ended September 30, 2007.
Net sales
Net sales for the three months ended September 30, 2008 increased $10.3 million or 31.0% over the corresponding three- month period ended September 30, 2007. Sales growth was driven by sales to bicycle and power sports original equipment manufacturers, which increased by approximately $7.8 million, the remaining sales increase is principally attributable to increases in after market sales and service revenue.
Cost of sales
Cost of sales for the three months ended September 30, 2008 increased approximately $5.9 million or 23.8% over the corresponding period in 2007. The increase in cost of sales is primarily attributable to the increase in net sales for the same period as well as increased costs of raw materials. Gross profit as a percentage of sales increased during the three months ended September 30, 2008 (29.3% at September 30, 2008 vs. 25.2% at September 30, 2007) as improved efficiencies associated with the increase in sales offset increased raw material costs.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2008 increased $0.8 million over the corresponding three- month period in 2007. This increase is principally the result of increases in personnel costs in administrative, engineering and sales departments and marketing costs necessary to drive the increase in sales.
Income from operations
Income from operations for the three months ended September 30, 2008 increased approximately $3.5 million over the corresponding pro-forma period in 2007 based principally on those factors described above.
Nine months ended September 30, 2008 compared to the pro-forma nine months ended September 30, 2007.
Net sales
Sales for the nine months ended September 30, 2008 increased $25.4 million or 33.6% over the corresponding nine month period ended September 30, 2007. Sales growth was driven by sales to bicycle and power sports original equipment manufacturers, which increased by approximately $20.8 million, as well as increases in after market sales and service revenue. The sales increase was due in large part to well received new model year products, strong international sales and to a lesser extent the impact of a temporary plant shutdown during the first quarter of 2007.
Cost of sales
Cost of sales for the nine months ended September 30, 2008 increased approximately $15.5 million or 26.7% over the corresponding period in 2007. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of sales increased during the nine months ended September 30, 2008 (27.4% at September 30, 2008 vs. 23.4% at September 30, 2007) largely due to improved efficiencies associated with the increase in sales partially offset by increased raw material costs.

Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2008 increased $3.3 million over the corresponding nine month period in 2007. This increase is principally the result of increases in personnel costs in administrative, engineering and sales departments and marketing costs necessary to drive the increase in sales.
Income from operations
Income from operations for the nine months ended September 30, 2008 increased approximately $6.6 million over the corresponding period in 2007 based principally on those factors described above.
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
Results of Operations
The table below summarizes the income from operations data for HALO for the three month and nine-month periods ended September 30, 2008 and the income from operations for the three-month and the pro-forma income from operations for the nine-month periods ended September 30, 2007:

	Three-months ended		Nine-months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
(in thousands)				(Pro-forma)
Net sales	$42,571	$36,607	$107,138	$92,460
Cost of sales	26,751	22,628	67,416	57,951

Gross profit	15,820	13,979	39,722	34,509

Selling, general and administrative expense	13,799	11,452	36,562	31,354
Fees to manager (a)	125	126	375	375
Amortization of intangibles (b)	611	547	1,746	1,588

Income from operations	$1,285	$1,854	$1,039	$1,192

Prior period results of operations of HALO for the nine months ended September 30, 2007 includes the following pro-forma adjustments:

(a)	An increase in manager fees totaling $0.1 million, reflecting additional quarterly fees that would have been due to our Manager in connection with our Management Services Agreement.

(b)	An increase in amortization of intangible assets totaling $0.3 million reflecting additional amortization expense as a result of, and derived from, the purchase price allocation in connection with our acquisition of HALO in February 2007.

Three-months ended September 30, 2008 compared to the three-months ended September 30, 2007.
Net sales
Net sales for the three months ended September 30, 2008 increased approximately $6.0 million over the corresponding three months ended September 30, 2007. Sales increases due to acquisitions made since September 30, 2007 accounted for approximately $7.8 million of this increase offset in part by a decrease in sales to existing customers of $1.8 million due largely to the impact of a softening economy.
Cost of sales
Cost of sales for the three months ended September 30, 2008 increased approximately $4.1 million. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 37.2% and 38.2% of net sales for the three-month periods ended September 30, 2008 and September 30, 2007, respectively. The decrease in gross profit as a percent of sales is attributable to an unfavorable sales mix during the quarter ended September 30, 2008.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2008, increased approximately $2.3 million. This increase is largely the result of increased direct commission expense as a result of increased sales and added selling, general and administrative expenses as a result of acquisitions. Approximately $0.2 million of integration costs were incurred related to an acquisition completed in April 2008.
Amortization of intangibles
Amortization expense increased approximately $0.1 million in the three months ended September 30, 2008. This increase is due to the amortization expense of intangible assets recorded as part of HALO’s acquisitions in 2007 and 2008.
Income from operations
Income from operations decreased $0.6 million in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 based on the factors described above.
Nine months ended September 30, 2008 compared to the pro-forma nine months ended September 30, 2007.
Net sales
Net sales for the nine months ended September 30, 2008 increased approximately $14.7 million over the corresponding period in 2007. Sales increases to accounts from acquisitions made in January 2007, April 2007 and April 2008 accounted for approximately $15.4 million of this increase offset in part by a decrease in sales to existing customers.
Cost of sales
Cost of sales for the nine months ended September 30, 2008 increased approximately $9.5 million. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 37.0% and 37.3% of net sales for the nine month periods ended September 30, 2008 and 2007, respectively. The decrease in gross profit as a percent in sales is not the result of any one factor and is spread across all product lines.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2008, increased approximately $5.2 million compared to the same period in 2007. This increase is largely the result of increased direct commission expense as a result of increased sales in 2008 and increased general and administrative expense in the nine months ended September 30, 2008 as a result of acquisitions consummated in 2007 and 2008. Approximately $0.6 million of integration costs were incurred related to an acquisition completed in April 2008.
Amortization of intangibles
Amortization expense increased approximately $0.2 million in the nine months ended September 30, 2008. This increase is due to additional amortization costs in 2008 as a result of add-on acquisitions.
Income from operations
Income from operations was approximately $1.0 million and $1.2 million for the nine months ended September 30, 2008 and 2007, respectively, based principally on those factors described above.

Liquidity and Capital Resources
For the nine-months ended September 30, 2008, on a consolidated basis, cash flows provided by operating activities totaled approximately $25.9 million, which represents a $4.3 million increase over the nine-month period ended September 30, 2007.
Cash flows used in investing activities totaled approximately $29.0 million, which reflects the costs to acquire Fox and Staffmark of approximately $166.3 million, other tuck-in acquisitions totaling approximately $7.9 million and capital expenditures of approximately $8.6 million offset in part by the proceeds from the sale of Aeroglide and Silvue of approximately $153.4 million.
Cash flows used in financing activities totaled approximately $26.4 million, principally reflecting: (i) distributions paid to shareholders during the quarter totaling approximately $30.7 million and (ii) scheduled amortization of our Term Loan Facility of $1.5 million, offset in part by a $5.0 million increase in our Term Loan Facility in January 2008.
At September 30, 2008 we had approximately $89.7 million of cash and cash equivalents on hand. The majority of our cash is invested in short-term U.S. government securities and corporate debt securities and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. The primary objective of our investment activities is the preservation of principal while maximizing interest income and minimizing risk. We do not hold any investments for trading purposes.
We had the following outstanding loans due from each of our businesses:
•	Advanced Circuits — approximately $63.5 million;

•	American Furniture — approximately $68.2 million;

•	Anodyne — approximately $20.9 million;

•	CBS Personnel — approximately $123.0 million;

•	Fox Factory — approximately $53.1 million; and

•	HALO — approximately $53.2 million.
Each loan has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity. CBS Personnel borrowed approximately $83.6 million in January 2008 to fund its acquisition of Staffmark.
Our primary source of cash is from the receipt of interest and principal on our outstanding loans to our businesses. Accordingly, we are dependent upon the earnings of and cash flow of these businesses, which are available for (i) operating expenses; (ii) payment of principal and interest under our Credit Agreement; (iii) payments to CGM due or potentially due pursuant to the Management Services Agreement, the LLC Agreement, and the Supplemental Put Agreement; (iv) cash distributions to our shareholders; and (v) investments in future acquisitions. Payments made under (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures. A non-cash charge to earnings of approximately $5.9 million was recorded during the nine-months ended September 30, 2008 in order to recognize our estimated, potential liability in connection with the Supplemental Put Agreement between us and CGM. Approximately $7.9 million of the accrued profit allocation was paid in the first quarter of fiscal 2007 in connection with the sale of Crosman and we paid approximately $15.0 million of the accrued profit allocation in August 2008 in connection with the sales of Aeroglide and Silvue. A non-current liability of approximately $12.9 million is reflected in our condensed consolidated balance sheet, which represents our estimated liability for this obligation at September 30, 2008.
We believe that we currently have sufficient liquidity and resources to meet our existing obligations, including anticipated distributions to our shareholders over the next twelve months. We increased the cash distribution for the quarter ended September 30, 2008 from $0.3125 per share to 0.34 per share. We have considered the impact of recent market instability and credit availability in assessing the adequacy of our liquidity and capital resources.
At September 30, 2008 we had $153.5 million outstanding under the Term Loan Facility of our Credit Agreement. The Credit Agreement provides for a Revolving Credit Facility totaling $325 million which matures in December 2012 and a Term Loan Facility totaling $153.5 million, which matures in December 2013. At September 30, 2008 we had no outstanding borrowings under the Revolving Credit Facility portion of our Credit Agreement. The Term Loan Facility requires quarterly payments of $0.5 million which commenced March 31, 2008, with a final payment of the outstanding principal balance due on December 7, 2013. The Credit Agreement permits the Company to increase, over the next two years, the amount available under the Revolving Credit Facility by up to $25 million and the Term Loan Facility by up to $145 million, subject to certain restrictions and Lender approval.

The Revolving Credit Facility allows for loans at either base rate or LIBOR. Base rate loans bear interest at a fluctuating rate per annum equal to the greater of (i) the prime rate of interest published by the Wall Street Journal and (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period, plus a margin ranging from 1.50% to 2.50% based upon the ratio of total debt to adjusted consolidated earnings before interest expense, tax expense, and depreciation and amortization expenses for such period (the “Total Debt to EBITDA Ratio”). LIBOR loans bear interest at a fluctuating rate per annum equal to the London Interbank Offered Rate, or LIBOR, for the relevant period plus a margin ranging from 2.50% to 3.50% based on the Total Debt to EBITDA Ratio We are required to pay commitment fees ranging between 0.75% and 1.25% per annum on the unused portion of the Revolving Credit Facility. We had approximately $284.9 million in borrowing base availability under this facility at September 30, 2008. Letters of Credit totaling $64.0 million were outstanding at September 30, 2008. We currently have no exposure to failed financial institutions.
The Company increased its Revolving Credit Facility to $340 million on August 4, 2008. The Company had no outstanding borrowings under its Revolving Credit Facility at September 30, 2008. We do not expect to borrow against the Revolving Credit Facility in the foreseeable future. The Term Loan Facility bears interest at either base rate or LIBOR. Base rate loans bear interest at a fluctuating rate per annum equal to the greater of (i) the prime rate of interest published by the Wall Street Journal and (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period plus a margin of 3.0%. LIBOR loans bear interest at a fluctuating rate per annum equal to LIBOR, for the relevant period plus a margin of 4.0%.
In November 2007 our Term Loan Facility received a B1 rating from Moody’s Investors Service (“Moody’s”), and a BB- rating from Standard and Poor’s Rating Services, and our Revolving Credit Facility received a Ba1 rating from Moody’s reflective of our strong cash flow relative to debt and industry diversification of our businesses.
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
We intend to use the availability under our Credit Agreement and cash on hand to pursue acquisitions of additional businesses to the extent permitted under our Credit Agreement, to fund distributions and to provide for other working capital needs.

The table below details cash receipts and payments that are not reflected on our income statement in order to provide an additional measure of management’s estimate of cash flow available for distribution and reinvestment (“CAD”). CAD is a non-GAAP measure that we believe provides additional information to evaluate our ability to make anticipated quarterly distributions. It is not necessarily comparable with similar measures provided by other entities. We believe that CAD and cash available from our businesses (net of reserves) will be sufficient to meet our anticipated distributions over the next twelve months. The table below reconciles CAD to net income and to cash flow provided by operating activities, which we consider to be the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2007
(in thousands)	(unaudited)	(unaudited)
Net income	$77,066	$43,808
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sale of businesses	(72,932)	(36,038)
Depreciation and amortization	26,580	17,988
Supplemental put expense	5,829	4,591
Stockholder charges	1,943	589
Minority interest	2,844	869
Deferred taxes	(7,010)	(2,373)
Amortization of debt issuance costs	1,445	857
Other	296	(364)
Changes in operating assets and liabilities	(10,205)	(8,359)

Net cash provided by operating activities	25,856	21,568

Add (deduct):
Unused fee on revolving credit facility (1)	2,255	1,915
Staffmark integration and restructuring	6,476	—
Changes in operating assets and liabilities	10,205	8,359

Less:
Maintenance capital expenditures: (2)
Advanced Circuits	1,002	341
Aeroglide	210	304
American Furniture	173	23
Anodyne	1,220	694
CBS Personnel	1,196	1,383
Fox	1,185	—
Halo	410	124
Silvue	—	387

Estimated cash flow available for distribution	$39,396	$28,586

Distribution paid — April of 2008 and 2007	$10,246	$6,135
Distribution paid — July of 2008 and 2007	10,246	9,458
Distribution paid — October of 2008 and 2007	10,719	10,246

	$31,211	$25,839

(1)	Represents the commitment fee on the unused portion of the Revolving Credit Facility.

(2)	Represents maintenance capital expenditures that were funded from operating cash flow and excludes approximately $3.2 million of growth capital expenditures for the nine months ended September 30, 2008. The 2008 growth capital expenditures consist of $1.6 million for the new Silvue Corporate office facility and $1.6 million related to Staffmark.

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
The table below summarizes the payment schedule of our contractual obligations at September 30, 2008:

		Less than	1-3	3-5	More than
(in thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt obligations (a)	$238,348	$18,072	$36,060	$32,887	$151,329
Capital Lease Obligations	464	162	302	—	—
Operating Lease Obligations (b)	56,492	14,352	19,427	9,166	13,547
Purchase Obligations (c)	150,378	82,345	37,416	30,617	—
Supplemental Put Obligation (d)	12,858	—	—	—	—

	$458,540	$114,931	$93,205	$72,670	$164,876

(a)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Term Loan Facility.

(b)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.

(c)	Reflects non-cancelable commitments as of September 30, 2008, including: (i) shareholder distributions of $42.9 million, (ii) management fees of $15.3 million per year over the next five years and, (iii) other obligations, including amounts due under employment agreements.

(d)	The supplemental put obligation represents the long-term portion of an estimated liability, accrued as if our management services agreement with CGM had been terminated. This agreement has not been terminated and there is no basis upon which to determine a date in the future, if any, that this amount will be paid.
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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles . The purpose of this statement is to improve financial reporting by providing a consistent framework for determining applicable accounting principles to be used in the preparation of financial statements presented in conformity with accounting principles generally accepted in the United States of America. SFAS No. 162 will become effective 60 days after the SEC’s approval. We believe that the adoption of this standard on its effective date will not have a material effect on our consolidated financial statements.
On October 10, 2008, the FASB staff issued Staff Position (FSP) No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ” which amends SFAS No. 157 by incorporating an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market. FSP 157-3 was effective on October 10, 2008. We have adopted provisions of SFAS No. 157 and incorporated the considerations of this FSP in determining the fair value of our financial assets. FSP 157-3 did not have a material impact on our financial statements.

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk required by this item are incorporated by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007 and have not materially changed since that report was filed.
ITEM 4. — CONTROLS AND PROCEDURES
As required by Exchange Act Rule 13a-15(b), the Holding’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2008. Based on that evaluation, the Regular Trustees of Holdings’ and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of September 30, 2008.
In connection with the evaluation required by Exchange Act Rule 13a-15(d), Holding’s Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, concluded that no changes in Holdings’ or the Company’s internal control over financial reporting occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, Holdings’ and the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal proceedings associated with the Company’s and Holdings’ business together with legal proceedings for the initial businesses have not changed materially from those disclosed in Part I, Item 3 of our 2007 Annual Report on Form 10-K as filed with the SEC on March 14, 2008.
ITEM 1A. RISK FACTORS
Risk factors and uncertainties associated with the Company’s and Holdings’ business have not changed materially from those disclosed in Part I, Item 1A of our 2007 Annual Report on Form 10-K as filed with the SEC on March 14, 2008 and in Part II, Item 1A of our Quarterly Report on Form 10-Q, for the period ended June 30, 2008.
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

Date: November 10, 2008

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 10, 2008

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant