Form 10-K
period 2008-12-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2009-03-13
CIK 1345126, 1345122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-51937
Compass Diversified Holdings
(Exact name of registrant as specified in its charter)

Delaware (Jurisdiction of incorporation or organization)	57-6218917 (I.R.S. Employer Identification No.)
Commission File Number: 0-51938
Compass Group Diversified Holdings LLC
(Exact name of registrant as specified in its charter)

Delaware (Jurisdiction of incorporation or organization)	20-3812051 (I.R.S. Employer Identification No.)

Sixty One Wilton Road Second Floor
Westport, CT	06880
(Address of principal executive offices)	(Zip Code)
(203) 221-1703
(Registrants’ telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Shares representing beneficial interests in Compass Diversified Holdings (“Trust shares”)	NASDAQ Stock Market, Inc.
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
     Indicate by check mark whether the registrants are collectively a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the outstanding shares of trust stock held by non-affiliates of Compass Diversified Holdings at June 30, 2008 was $261,006,919 based on the closing price on the Nasdaq on that date. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates.
     There were 31,525,000 shares of trust stock without par value outstanding at February 27, 2009.
Documents Incorporated by Reference
     Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2009 Annual Meeting of Stockholders is incorporated by reference into Part III.

NOTE TO READER
In reading this Annual Report on Form 10-K, references to:
•	the “Trust” and “Holdings” refer to Compass Diversified Holdings;

•	our “businesses” refer to, collectively, the businesses controlled by the Company;

•	the “Company” refer to Compass Group Diversified Holdings LLC;

•	the “Manager” refer to Compass Group Management LLC (“CGM”);

•	the “initial businesses” refer to, collectively, CBS Personnel Holdings, Inc., Crosman Acquisition Corporation, Compass AC Holdings, Inc. and Silvue Technologies Group, Inc.;

•	the “2006 acquisitions” refer to, collectively, the acquisitions of Compass AC Holdings, Inc., Anodyne Medical Device, Inc., CBS Personnel Holdings, Inc and Silvue Technologies Group, Inc.;

•	the “2007 acquisitions” refer to, collectively, the acquisitions of Aeroglide Holdings, Inc., HALO Branded Solutions and American Furniture Manufacturing;

•	the “2008 acquisitions” refer to, collectively, the acquisitions of Fox Factory Inc. and Staffmark Investment LLC;

•	the “2007 disposition” refers to, the sale of Crosman Acquisition Corporation;

•	the “2008 dispositions” refer to, collectively, the sales of Aeroglide Holdings, Inc. and Silvue Technologies Group, Inc.;

•	the “Trust Agreement” refer to the amended and restated Trust Agreement of the Trust dated as of April 25, 2007;

•	the “Credit Agreement” refer to the Credit Agreement with a group of lenders led by Madison Capital, LLC which provides for a Revolving Credit Facility and a Term Loan Facility;

•	the “Revolving Credit Facility” refer to the $340 million Revolving Credit Facility provided by the Credit Agreement that matures in December 2012;

•	the “Term Loan Facility” refer to the $153.0 million Term Loan Facility, as of December 31, 2008, provided by the Credit Agreement that matures in December 2013;

•	the “LLC Agreement” refer to the Second Amended and Restated Operating Agreement of the Company dated as of January 9, 2007; and

•	“we”, “us” and “our” refer to the Trust, the Company and our businesses together.

Statement Regarding Forward-Looking Disclosure
This Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements. We may, in some cases, use words such as “project,” “predict,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” or “may” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this prospectus are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•	our ability to successfully operate our businesses on a combined basis, and to effectively integrate and improve any future acquisitions;

•	our ability to remove our Manager and our Manager’s right to resign;

•	our trust and organizational structure, which may limit our ability to meet our dividend and distribution policy;

•	our ability to service and comply with the terms of our indebtedness;

•	our cash flow available for distribution and our ability to make distributions in the future to our shareholders;

•	our ability to pay the management fee, profit allocation when due and pay the put price if and when due;

•	our ability to make and finance future acquisitions;

•	our ability to implement our acquisition and management strategies;

•	the regulatory environment in which our businesses operate;

•	trends in the industries in which our businesses operate;

•	changes in general economic or business conditions or economic or demographic trends in the United States and other countries in which we have a presence, including changes in interest rates and inflation;

•	environmental risks affecting the business or operations of our businesses;

•	our and our Manager’s ability to retain or replace qualified employees of our businesses and our Manager;

•	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and

•	extraordinary or force majeure events affecting the business or operations of our businesses.

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
In particular, we believe that our outlook on length of ownership may alleviate the concern that many private company operators and parent companies may have with regard to their businesses going through multiple sale processes in a short period of time. We also believe this outlook both reduces the risk that businesses may be sold at unfavorable points in the overall market cycle and enhances our ability to develop a comprehensive strategy to grow the earnings and cash flows of our businesses, which we expect will better enable us to meet our long-term objective of paying distributions to our shareholders and increasing shareholder value. Finally, we have found that our ability to acquire businesses without the cumbersome delays and conditions typical of third party transactional financing can be very appealing to sellers of businesses who are interested in confidentiality and certainty to close.
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

In terms of the businesses in which we have a controlling interest as of December 31, 2008, we believe that these businesses have strong management teams, operate in strong markets with defensible market niches and maintain long standing customer relationships. We believe that the strength of this model, which provides for significant industry, customer and geographic diversity, will become even more apparent in the current challenging economic environment.
2008 Highlights
Acquisition of Fox
On January 4, 2008, we purchased a controlling interest in Fox Factory Holding Corp. (“Fox”) for approximately $80.4 million. Fox, headquartered in Watsonville, California, is a leading designer and manufacturer of high-end suspension products for mountain bikes and power sports. We made loans to and purchased a controlling interest in Fox representing approximately 75.5% of the outstanding stock on a primary basis and approximately 69.8% on a fully diluted basis.
Acquisition of Staffmark
On January 21, 2008, CBS Personnel Holdings, Inc. (“CBS Personnel”) acquired Staffmark Investment LLC (“Staffmark”) for approximately $133.8 million, including fees and transaction costs. Staffmark is a leading provider of commercial staffing services in the United States. The majority of Staffmark’s revenues are derived from light industrial staffing, with the balance of revenues derived from administrative and transportation staffing, permanent placement services and managed solutions. As a result of the Staffmark acquisition we now own approximately 66.4% of the outstanding stock of CBS personnel on a primary basis and approximately 62.4% on a fully diluted basis.
Aeroglide disposition
On June 24, 2008, we sold our majority owned subsidiary, Aeroglide Holdings, Inc. (“Aeroglide”), for a total enterprise value of $95.0 million. Our share of the net proceeds, after accounting for the redemption of Aeroglide’s minority holders and payment of transaction expenses, totaled approximately $85.6 million. Our Manager was paid a profit allocation from this sale in August 2008, totaling approximately $7.3 million. We recognized a gain on the sale of approximately $34.0 million or $1.08 per share.
Silvue disposition
On June 25, 2008, we sold our majority owned subsidiary, Silvue Technologies Group, Inc. (“Silvue”), for a total enterprise value of $95.0 million. Our share of the net proceeds, after accounting for the redemption of Silvue’s minority holders and payment of transaction expenses totaled approximately $71.3 million. Our Manager was paid a profit allocation from this sale in August 2008, totaling approximately $7.7 million. We recognized a gain on the sale of approximately $39.4 million or $1.25 per share.
2008 distribution increase
We increased our quarterly distribution from $0.325 per share to $0.34 per share during the third quarter of 2008. For the 2008 fiscal year, we declared distributions to our shareholders totaling $1.33 per share.
The following is a brief summary of the businesses in which we own a controlling interest at December 31, 2008:
Advanced Circuits
Compass AC Holdings, Inc. (“Advanced Circuits or ACI”), with operations headquartered in Aurora, Colorado, is a provider of prototype and quick-turn printed circuit boards, or PCBs, throughout the United States. PCBs are a vital component of virtually all electronic products. The prototype and quick-turn portions of the PCB industry are characterized by customers requiring high levels of responsiveness, technical support and timely delivery. We made loans to and purchased a controlling interest in Advanced Circuits, on May 16, 2006, for approximately $81.0 million, representing approximately 70.2% of the outstanding stock of Advanced Circuits on a primary and fully diluted basis.

American Furniture
AFM Holdings Corporation (“American Furniture” or “AFM”) with operations headquartered in Ecru, Mississippi, is a leader in the manufacturing of low-cost upholstered stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products to the promotional furniture market. We made loans to and purchased a controlling interest in AFM on August 31, 2007 for approximately $97.0 million, representing approximately 93.9% of AFM’s outstanding stock on a primary basis and 84.5% on a fully diluted basis.
Anodyne
Anodyne Medical Device, Inc. (“Anodyne”) with operations headquartered in Coral Springs, Florida, is a leading manufacturer of medical support services and patient positioning devices used primarily for the prevention and treatment of pressure wounds experienced by patients with limited or no mobility. Anodyne is one of the nation’s leading designers and manufacturers of specialty support surfaces and is able to manufacture products in multiple locations to better serve a national customer base. We made loans to and purchased a controlling interest in Anodyne from Compass Group Investments, Inc. (“CGI”) on August 1, 2006 for approximately $31.0 million, representing approximately 47.3% of the outstanding capital stock, on a fully-diluted basis, which represents approximately 69.8% of the voting power of all Anodyne stock on a fully diluted basis.
In August 2008, we increased our ownership percentage to approximately 67.0% as a result of (i) exchanging a promissory note due from the former CEO, totaling $6.9 million, for shares of common stock of Anodyne and (ii) exchanging term debt due from Anodyne, totaling $1.5 million, for shares of common and convertible preferred stock of Anodyne.
CBS Personnel
CBS Personnel, headquartered in Cincinnati, Ohio, is a provider of temporary staffing services in the United States. In order to provide its more than 6,500 clients with tailored staffing services to fulfill their human resources needs, CBS Personnel also offers employee leasing services, permanent staffing and temporary-to-permanent placement services. We made loans to and purchased a controlling interest in CBS Personnel, on May 16, 2006, for approximately $128.0 million.
On January 21, 2008, CBS Personnel acquired Staffmark for approximately $133.8 million, including fees and transaction costs. Like CBS Personnel, Staffmark is one of the leading providers of commercial staffing services in the United States, providing staffing services in over 30 states. CBS Personnel repaid approximately $80.0 million in Staffmark indebtedness and issued $47.9 million in CBS Personnel common stock for all the equity interests in Staffmark. As a result of the Staffmark acquisition we now own approximately 66.4% of the outstanding stock of CBS personnel on a primary basis and approximately 62.4% on a fully diluted basis.
Fox
Fox, with operations headquartered in Watsonville, California, is a designer, manufacturer and marketer of high end suspension products for mountain bikes, all-terrain vehicles, snowmobiles and other off-road vehicles. Fox acts both as a tier one supplier to leading action sport original equipment manufacturers (“OEM”) and provides after-market products to retailers and distributors (“Aftermarket”). Fox’s products are recognized as the industry’s performance leaders by retailers and end-users alike. We made loans to and purchased a controlling interest in Fox, on January 4, 2008, for approximately $80.4 million, representing approximately 75.5% of the outstanding common stock on a primary basis and 69.8% on a fully diluted basis.
HALO
HALO Lee Wayne LLC, operating under the brand names of HALO and Lee Wayne (“HALO”), with operations headquartered in Sterling, Illinois, serves as a one-stop shop for over 40,000 customers providing design, sourcing, management and fulfillment services across all categories of its customer promotional product needs in effectively communicating a logo or marketing message to a target audience. HALO has established itself as a leader in the promotional products and marketing industry through its focus on servicing its group of over 950 account executives. We made loans to and purchased a controlling interest in HALO on February 28, 2007, for approximately $62.0 million, representing approximately 88.3% of the outstanding equity on a primary basis and 73.6% fully diluted basis.

Tax Reporting
Information returns will be filed by the Trust and the Company with the IRS, as required, with respect to income, gain, loss, deduction and other items derived from the company’s activities. The Company has and will file a partnership return with the IRS and intends to issue a Schedule K-1 to the trustee. The trustee intends to provide information to each holder of shares using a monthly convention as the calculation period. For 2008, and future years, the Trust has, and will continue to file a Form 1065 and issue Schedules K-1 to shareholders. For 2008, we delivered the Schedule K-1 to shareholders within the same time frame as we delivered the schedule to shareholders for the 2007 taxable year. The relevant and necessary information for tax purposes is readily available electronically through our website. Each holder will be deemed to have consented to provide relevant information, and if the shares are held through a broker or other nominee, to allow such broker or other nominee to provide such information as is reasonably requested by us for purposes of complying with our tax reporting obligations.
WHERE YOU CAN FIND ADDITIONAL INFORMATION
We have filed with the SEC Forms S-1, S-3, 10-Q, 10-K and 8-K, which include exhibits, schedules and amendments, under the Securities Act. These forms can be inspected and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549-1004. The public may obtain information about the operation of the public reference room by calling the SEC at 1-800-SEC-0300. In addition, the SEC maintains a web site at http://www.sec.gov that contains the Forms S-1 and S-3 as well as other reports, proxy and information statements and information regarding issuers that file electronically with the SEC. In addition, copies can be accessed indirectly thorough our website http://www.compassdiversifiedholdings.com.

(1)	CGI and its affiliate, our single largest holder beneficially own 24.4% of the Trust shares, and is our single largest holder. Mr. Massoud is not a director, officer or member of CGI or any of its affiliates.

(2)	Owned by members of our Manager, including Mr. Massoud as managing member.

(3)	Mr. Massoud is the managing member.

(4)	The Allocation Interests, which carry the right to receive a profit allocation, represent less than 0.1% equity interest in the Company.

(5)	Mr. Day is a non-managing member.

Our Manager
We have engaged CGM, our Manager, to manage the day-to-day operations and affairs of the Company and to execute our strategy, as discussed below. Our management team, while working for a subsidiary of CGI, originally acquired each of our initial businesses and Anodyne and oversaw their operations prior to our acquiring them. Our management team has worked together since 1998. Collectively, our management team has approximately 75 years of experience in acquiring and managing small and middle market businesses. We believe our Manager is unique in the marketplace in terms of the success and experience of its employees in acquiring and managing diverse businesses of the size and general nature of our businesses. We believe this experience will provide us with an advantage in executing our overall strategy. Our management team devotes a majority of its time to the affairs of the Company.
We have entered into a management services agreement with our Manager (the “Management Services Agreement”) pursuant to which our Manager manages the day-to-day operations and affairs of the Company and oversees the management and operations of our businesses. We pay our Manager a quarterly management fee for the services it performs on our behalf. In addition, our Manager receives a profit allocation as a result of its ownership of Allocation Interests in us. See Part III, Item 13 “Certain Relationships and Related Transactions” for further descriptions of the management fees and profit allocation to be paid to our Manager. In consideration of our Manager’s acquisition of the Allocation Interests, we entered into a Supplemental Put agreement with our Manager pursuant to which our Manager has the right to cause us to purchase its Allocation Interests upon termination of the Management Services Agreement. Our Manager owns 100% of the Allocation Interests of the Company, for which it paid an aggregate of $100,000.
The Company’s Chief Executive Officer and Chief Financial Officer are employees of our Manager and have been seconded to us. Neither the Trust nor the Company has any other employees. Although our Chief Executive Officer and Chief Financial Officer are employees of our Manager, they report directly to the Company’s board of directors. The management fee paid to our Manager covers all expenses related to the services performed by our Manager, including the compensation of our Chief Executive Officer and other personnel providing services to us. The Company reimburses our Manager for the salary and related costs and expenses of our Chief Financial Officer and his staff, who dedicate 100% of their time to the affairs of the Company.
See Part III, Item 13, “Certain Relationships and Related Party Transactions”.
Market Opportunity
We acquire and manage small to middle market businesses. We characterize small to middle market businesses as those that generate annual cash flows of up to $60 million. We believe that the merger and acquisition market for small to middle market businesses is highly fragmented and provides opportunities to purchase businesses at attractive prices. We believe that the following factors contribute to lower acquisition multiples for small to middle market businesses:
•	there are fewer potential acquirers for these businesses;

•	third-party financing generally is less available for these acquisitions;

•	sellers of these businesses frequently consider non-economic factors, such as continuing board membership or the effect of the sale on their employees; and

•	these businesses are less frequently sold pursuant to an auction process.
We believe that opportunities exist to augment existing management at such businesses and improve the performance of these businesses upon their acquisition. In the past, our management team has acquired businesses that were owned by entrepreneurs or large corporate parents. In these cases, our management team has frequently found that there have been opportunities to further build upon the management teams of acquired businesses beyond those in existence at the time of acquisition. In addition, our management team has frequently found that financial reporting and management information systems of acquired businesses may be improved, both of which can lead to improvements in earnings and cash flow. Finally, because these businesses tend to be too small to have their own corporate development efforts, we believe opportunities exist to assist these businesses as they pursue organic or external growth strategies that were often not pursued by their previous owners. Because we intend to fund acquisitions through the utilization of our Revolving Credit Facility, we believe the current financing environment is conducive to our ability to consummate acquisitions.

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
Management Strategy
Our management strategy involves the proactive financial and operational management of the businesses we own in order to pay distributions to our shareholders and increase shareholder value. Our Manager oversees and supports the management teams of each of our businesses by, among other things:
•	recruiting and retaining talented managers to operate our businesses using structured incentive compensation programs, including minority equity ownership, tailored to each business;

•	regularly monitoring financial and operational performance, instilling consistent financial discipline, and supporting management in the development and implementation of information systems to effectively achieve these goals;

•	assisting management in their analysis and pursuit of prudent organic growth strategies;

•	identifying and working with management to execute attractive external growth and acquisition opportunities;

•	assist management in controlling and right-sizing overhead costs, particularly in the current challenging economic environment ; and

•	forming strong subsidiary level boards of directors to supplement management in their development and implementation of strategic goals and objectives.
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
In terms of the difficult economic environment we are currently facing, we and each of subsidiary management teams are intensely focused on performance and cost control measures through this economic cycle.
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
We incur third party debt financing almost entirely at the Company level, which we use, in combination with our equity capital, to provide debt financing to each of our businesses or to acquire additional businesses We believe this financing structure is beneficial to the financial and operational activities of each of our businesses by aligning our interests as both equity holders of, and lenders to, our businesses, in a manner that we believe is more efficient than our businesses borrowing from third-party lenders.
Acquisition Strategy
Our acquisition strategy involves the acquisition of businesses that we expect to produce stable and growing earnings and cash flow. In this respect, we expect to make acquisitions in industries other than those in which our businesses currently operate if we believe an acquisition presents an attractive opportunity. We believe that attractive opportunities will continue to present themselves, as private sector owners seek to monetize their interests in longstanding and privately-held businesses and large corporate parents seek to dispose of their “non-core” operations.
    Our ideal acquisition candidate has the following characteristics:
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

Upon acquisition of a new business, we rely on our management team’s experience and expertise to work efficiently and effectively with the management of the new business to jointly develop and execute a successful business plan.
We believe, due to our financing structure, in which both equity and debt capital are raised at the Company level allowing us to acquire businesses without transaction specific financing, that the current difficult financing environment is conducive to our ability to consummate transactions that may be attractive in both the short and long-term.
In addition to acquiring businesses, we sell businesses that we own from time to time when attractive opportunities arise that outweigh the value that we believe we will be able to bring to such businesses consistent with our long-term investment strategy. As such, our decision to sell a business is based on our belief that doing so will increase shareholder value to a greater extent than through our continued ownership of that business. Upon the sale of a business, we may use the proceeds to retire debt or retain proceeds for acquisitions or general corporate purposes. Generally, we do not expect to make special distributions at the time of a sale of one of our businesses; instead, we expect to pay shareholder distributions over time through the earnings and cash flows of our businesses.
Since our inception in May 2006 we have recorded gains on sales of our businesses of over $100 million, or $3.00 per share. We sold Crosman in January 2007 and Aeroglide and Silvue in June 2008. We sold Crosman, our majority owned recreational products company for approximately $143 million and our net proceeds and gain on sale were approximately $110 million and $36 million, respectively. We sold Aeroglide, our majority owned designer and manufacturer of industrial drying and cooling equipment for approximately $95 million and our net proceeds and gain on sale were approximately $78 million and $34 million, respectively. Finally, we sold Silvue, our majority owned developer and producer of proprietary, high performance liquid coating systems for approximately $95 million and our net proceeds and gain on sale were approximately $64 million and $39 million, respectively.
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
Finally, because we intend to fund acquisitions through the utilization of our Revolving Credit Facility, we expect to minimize the delays and closing conditions typically associated with transaction specific financing, as is typically the case in such acquisitions. We believe this advantage is a powerful one, especially in the current credit environment, and is highly unusual in the marketplace for acquisitions in which we operate.
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
Financing
We have a Credit Agreement with a group of lenders led by Madison Capital, LLC. The Credit Agreement provides for a Revolving Credit Facility totaling $340.0 million and a Term Loan Facility totaling $153.0 million. The Term Loan Facility requires quarterly payments of $0.5 million that commenced March 31, 2008, and a final payment of the outstanding principal balance on December 7, 2013. The Revolving Credit Facility matures on December 7, 2012. The Credit Agreement permits the Company to increase, over the next two years, the amount available under the Revolving Credit Facility by up to $10.0 million and the Term Loan Facility by up to $145.0 million, subject to certain restrictions and Lender approval.
The Credit Agreement provides for letters of credit under the Revolving Credit Facility in an aggregate face amount not to exceed $100 million outstanding at any time. At no time may the (i) aggregate principal amount of all amounts outstanding under the Revolving Credit Facility, plus (ii) the aggregate amount of all outstanding letters of credit, exceed the borrowing availability under the Credit Agreement. At December 31, 2008, we had outstanding letters of credit totaling $61.9 million. The borrowing availability under the Revolving Credit Facility at December 31, 2008 was approximately $289.3 million.
On February 18, 2009, we repaid $75.0 million of the outstanding Term Loan Facility with the unused portion of the proceeds from the sale of Aeroglide and Silvue.
The Credit Agreement is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its subsidiaries. (See Note K to the consolidated financial statements for more detail regarding our Credit Agreement).
We intend to finance future acquisitions through our Revolving Credit Facility, cash on hand and additional equity and debt financings. We believe, and it has been our experience, that having the ability to finance our acquisitions with the capital resources raised by us, rather than negotiating financing specifically relating to the acquisition of individual businesses, provides us with an advantage in acquiring attractive businesses by minimizing delay and closing conditions that are often related to acquisition-specific financings. This is especially true given the recent disruptions in the overall economy and current volatility in the financial markets. In this respect, we believe that in the future, we may need to pursue additional debt or equity financings, or offer equity in Holdings or target businesses to the sellers of such target businesses, in order to fund acquisitions.

Our Businesses
Advanced Circuits
Overview
Advanced Circuits, with operations headquartered in Aurora, Colorado, is a provider of prototype and quick-turn printed circuit boards, or PCBs, throughout the United States. Advanced Circuits also provides its customers high volume production services in order to meet its customers’ complete PCB needs. The prototype and quick-turn portions of the PCB industry are characterized by customers requiring high levels of responsiveness, technical support and timely delivery. Due to the critical roles that PCBs play in the research and development process of electronics, customers often place more emphasis on the turnaround time and quality of a customized PCB than on the price. Advanced Circuits meets this market need by manufacturing and delivering custom PCBs in as little as 24 hours, providing customers with over 98.0% error-free production and real-time customer service and product tracking 24 hours per day. In each of the years 2008, 2007 and 2006 approximately 66% of Advanced Circuits’ net sales were derived from highly profitable prototype and quick-turn production PCBs. Advanced Circuits’ success is demonstrated by its broad base of over 10,000 customers with which it does business throughout the year. These customers represent numerous end markets, and for the year ended December 31, 2008 and 2007, no single customer accounted for more than 2% of net sales. Advanced Circuits’ senior management, collectively, has approximately 90 years of experience in the electronic components manufacturing industry and closely related industries. Additional information is available at www.4pcb.com.
For the full fiscal years ended December 31, 2008, 2007 and 2006, Advanced Circuits had net sales of approximately $55.4 million, $52.3 million and $48.1 million, respectively and operating income of $17.7 million, $17.1 million and $12.0 million, respectively. Advanced Circuits had total assets of $74.0 million at December 31, 2008. Net sales from Advanced Circuits represented 3.6%, 6.2% and 7.7% of our consolidated net sales for the years 2008, 2007 and 2006, respectively.
History of Advanced Circuits
Advanced Circuits commenced operations in 1989 through the acquisition of the assets of a small Denver based PCB manufacturer, Seiko Circuits. During its first years of operations, Advanced Circuits focused exclusively on manufacturing high volume, production run PCBs with a small group of proportionately large customers. In 1992, after the loss of a significant customer, Advanced Circuits made a strategic shift to limit its dependence on any one customer. As a result, Advanced Circuits began focusing on developing a diverse customer base, and in particular, on providing research and development professionals at equipment manufacturers and academic institutions with low volume, customized prototype and quick-turn PCBs.
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
We acquired a majority interest in Advanced Circuits on May 16, 2006.
Industry
The PCB industry, which consists of both large global PCB manufacturers and small regional PCB manufacturers, is a vital component to all electronic equipment supply chains as PCBs serve as the foundation for virtually all electronic products, including cellular telephones, appliances, personal computers, routers, switches and network servers. PCBs are used by manufacturers of these types of electronic products, as well as by persons and teams engaged in research and development of new types of equipment and technologies. According to IPC Fourth Quarter 2008 PCB Industry Forecast, the global PCB market, including both captive and merchant production, including both rigid and flex boards grew at a CAGR of over 9% from $31.6 billion in 2002 to an estimated $53.1 billion in 2008.

In contrast to global trends, however, production of PCBs in North America has declined by over 50% since 2000, to approximately $4.4 billion in 2007, and is expected to grow slightly over the next several years according to IPC’s 2007-2008 Industry Analysis and Forecast for Rigid PCB’s in North America (published November 2008), which we refer to as the IPC 2008 Analysis. The rapid decline in United States production was caused by (i) reduced demand for and spending on PCBs following the technology and telecom industry decline in early 2000; and (ii) increased competition for volume production of PCBs from Asian competitors benefiting from both lower labor costs and less restrictive waste and environmental regulations. While Asian manufacturers have made large market share gains in the PCB industry overall, both prototype production and the more complex volume production have remained strong in the United States.
Both globally and domestically, the PCB market can be separated into three categories based on required lead time and order volume:
•	Prototype PCBs — These PCBs are manufactured typically for customers in research and development departments of original equipment manufacturers, or OEMs, and academic institutions. Prototype PCBs are manufactured to the specifications of the customer, within certain manufacturing guidelines designed to increase speed and reduce production costs. Prototyping is a critical stage in the research and development of new products. These prototypes are used in the design and launch of new electronic equipment and are typically ordered in volumes of 1 to 50 PCBs. Because the prototype is used primarily in the research and development phase of a new electronic product, the life cycle is relatively short and requires accelerated delivery time frames of usually less than five days and very high, error-free quality. Order, production and delivery time, as well as responsiveness with respect to each, are key factors for customers as PCBs are indispensable to their research and development activities.

•	Quick-Turn Production PCBs — These PCBs are used for intermediate stages of testing for new products prior to full scale production. After a new product has successfully completed the prototype phase, customers undergo test marketing and other technical testing. This stage requires production of larger quantities of PCBs in a short period of time, generally 10 days or less, while it does not yet require high production volumes. This transition stage between low-volume prototype production and volume production is known as quick-turn production. Manufacturing specifications conform strictly to end product requirements and order quantities are typically in volumes of 10 to 500. Similar to prototype PCBs, response time remains crucial as the delivery of quick-turn PCBs can be a gating item in the development of electronic products. Orders for quick-turn production PCBs conform specifically to the customer’s exact end product requirements.

•	Volume Production PCBs — These PCBs are used in the full scale production of electronic equipment and specifications conform strictly to end product requirements. Volume Production PCBs are ordered in large quantities, usually over 100 units, and response time is less important, ranging between 15 days to 10 weeks or more.
These categories can be further distinguished based on board complexity, with each portion facing different competitive threats. Advanced Circuits competes largely in the prototype and quick-turn production portions of the North American market, which have not been significantly impacted by the Asian based manufacturers due to the quick response time required for these products. The North American prototype and quick-turn production sectors combined represent approximately $1.45 billion in the PCB production industry according to the IPC Report.
    Several significant trends are present within the PCB manufacturing industry, including:
•	Increasing Customer Demand for Quick-Turn Production Services — Rapid advances in technology are significantly shortening product life-cycles and placing increased pressure on OEMs to develop new products in shorter periods of time. In response to these pressures, OEMs invest heavily on research and development, which results in a demand for PCB companies that can offer engineering support and quick-turn production services to minimize the product development process.

•	Increasing Complexity of Electronic Equipment — OEMs are continually designing more complex and higher performance electronic equipment, requiring sophisticated PCBs. To satisfy the demand for more advanced electronic products, PCBs are produced using exotic materials and increasingly have higher layer counts and greater component densities. Maintaining the production infrastructure necessary to manufacture PCBs of increasing complexity often requires significant capital expenditures and has acted to reduce the competitiveness of local and regional PCB manufacturers lacking the scale to make such investments.

•	Shifting of High Volume Production to Asia — Asian based manufacturers of PCBs are capitalizing on their lower labor costs and are increasing their market share of volume production of PCBs used, for example, in high-volume consumer electronics applications, such as personal computers and cell phones. Asian based manufacturers have been generally unable to meet the lead time requirements for prototype or quick-turn PCB production or the volume production of the most complex PCBs. This “off shoring” of high-volume production orders has placed increased pricing pressure and margin compression on many small domestic manufacturers that are no longer operating at full capacity. Many of these small producers are choosing to cease operations, rather than operate at a loss, as their scale, plant design and customer relationships do not allow them to focus profitably on the prototype and quick-turn sectors of the market.
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
The following table shows Advanced Circuits’ gross revenue by products and services for the periods indicated:

Gross Sales by Products and Services(1)

	Year Ended December31,
	2008	2007	2006

Prototype Production	31.6%	32.2%	33.4%
Quick-Turn Production	34.4%	33.0%	32.1%
Volume Production	27.5%	22.3%	20.4%
Third Party	6.5%	12.5%	14.1%

Total	100.0%	100.0%	100.0%

(1)	As a percentage of gross sales, exclusive of sale discounts.
Competitive Strengths
Advanced Circuits has established itself as a leading provider of prototype and quick-turn PCBs in North America and focuses on satisfying customer demand for on-time delivery of high-quality PCBs. Advanced Circuits’ management believes the following factors differentiate it from many industry competitors:
•	Numerous Unique Orders Per Day — For the year ended December 31, 2008, Advanced Circuits received an average of over 300 customer orders per day. Due to the large quantity of orders received, Advanced Circuits is able to combine multiple orders in a single panel design prior to production. Through this process, Advanced Circuits is able to reduce the number of costly, labor intensive equipment set-ups required to complete several manufacturing orders. As labor represents the single largest cost of production, management believes this capability gives Advanced Circuits a unique advantage over other industry participants. Advanced Circuits maintains proprietary software that maximizes the number of units placed on any one panel design. A single panel set-up typically accommodates 1 to 12 orders. Further, as a “critical mass” of like orders is required to maximize the efficiency of this process, management believes Advanced Circuits is uniquely positioned as a low cost manufacturer of prototype and quick-turn PCBs.

•	Diverse Customer Base — Advanced Circuits possesses a customer base with little industry or customer concentration exposure. During fiscal year ended December 31, 2008, Advanced Circuits did business with over 10,000 customers and added approximately 234 new customers per month. For each of the years ended December 31, 2008, 2007 and 2006 no customer represented over 2% of net sales.

•	Highly Responsive Culture and Organization — A key strength of Advanced Circuits is its ability to quickly respond to customer orders and complete the production process. In contrast to many competitors that require a day or more to offer price quotes on prototype or quick-turn production, Advanced Circuits offers its customers quotes within seconds and the ability to place or track orders any time of day. In addition, Advanced Circuits’ production facility operates three shifts per day and is able to ship a customer’s product within 24 hours of receiving its order.

•	Proprietary FreeDFM.com Software — Advanced Circuits offers its customers unique design verification services through its online FreeDFM.com tool. This tool, which was launched in 2002, enables customers to receive a free manufacturability assessment report, within minutes, resolving design problems before customers place their orders. The service is relied upon by many of Advanced Circuits’ customers to reduce design errors and minimize production costs. Beyond improved customer service, FreeDFM.com has the added benefit of improving the efficiency of Advanced Circuits’ engineers, as many routine design problems, which typically require an engineer’s time and attention to identify, are identified and sent back to customers automatically.

•	Established Partner Network — Advanced Circuits has established third party production relationships with PCB manufacturers in North America and Asia. Through these relationships, Advanced Circuits is able to offer its customers a complete suite of products including those outside of its core production capabilities. Additionally, these relationships allow Advanced Circuits to outsource orders for volume production and focus internal capacity on higher margin, short lead time, production and quick-turn manufacturing.

Business Strategies
Advanced Circuits’ management is focused on strategies to increase market share and further improve operating efficiencies. The following is a discussion of these strategies:
•	Increase Portion of Revenue from Prototype and Quick-Turn Production — Advanced Circuits’ management believes it can grow revenues and cash flow by continuing to leverage its core prototype and quick-turn capabilities. Over its history, Advanced Circuits has developed a suite of capabilities that management believes allow it to offer a combination of price and customer service unequaled in the market. Advanced Circuits intends to leverage this factor, as well as its core skill set, to increase net sales derived from higher margin prototype and quick-turn production PCBs. In this respect, marketing and advertising efforts focus on attracting and acquiring customers that are likely to require these premium services. And while production composition may shift, growth in these products and services is not expected to come at the expense of declining sales in volume production PCBs, as Advanced Circuits intends to leverage its extensive network of third-party manufacturing partners to continue to meet customers’ demand for these services.

•	Acquire Customers from Local and Regional Competitors — Advanced Circuits’ management believes the majority of its competition for prototype and quick-turn PCB orders comes from smaller scale local and regional PCB manufacturers. As an early mover in the prototype and quick-turn sector of the PCB market, Advanced Circuits has been able to grow faster and achieve greater production efficiencies than many industry participants. Management believes Advanced Circuits can continue to use these advantages to gain market share. Further, Advanced Circuits has begun to enter into prototype and quick-turn manufacturing relationships with several subscale local and regional PCB manufacturers. According to a November 2008 IPC study, approximately 349 PCB manufacturers operate in the United States with only 34 generating annual sales in excess of $20 million. Management believes that while many of these manufacturers maintain strong, longstanding customer relationships, they are unable to produce PCBs with short turn-around times at competitive prices. As a result, Advanced Circuits is beginning to seize upon an opportunity for growth by providing production support to these manufacturers or direct support to the customers of these manufacturers, whereby the manufacturers act more as a broker for the relationship.

•	Remain Committed to Customers and Employees — Advanced Circuits has remained focused on providing the highest quality product and service to its customers. We believe this focus has allowed Advanced Circuits to achieve its outstanding delivery and quality record. Advanced Circuits’ management believes this reputation is a key competitive differentiator and is focused on maintaining and building upon it. Similarly, management believes its committed base of employees is a key differentiating factor. Advanced Circuits currently has a profit sharing program and tri-annual bonuses for all of its employees. Management also occasionally sets additional performance targets for individuals and departments and establishes rewards, such as lunch celebrations or paid vacations, if these goals are met. Management believes that Advanced Circuits’ emphasis on sharing rewards and creating a positive work environment has led to increased loyalty. As a result, Advanced Circuits plans on continuing to focus on similar programs to maintain this competitive advantage.
Research and Development
Advanced Circuits engages in continual research and development activities in the ordinary course of business to update or strengthen its order processing, production and delivery systems. By engaging in these activities, Advanced Circuits expects to maintain and build upon the competitive strengths from which it benefits currently. Research and development expenses were not material in each of the years 2008, 2007 and 2006.

Customers
Advanced Circuits’ focus on customer service and product quality has resulted in a broad base of customers in a variety of end markets, including industrial, consumer, telecommunications, aerospace/defense, biotechnology and electronics manufacturing. These customers range in size from large, blue-chip manufacturers to small, not-for-profit university engineering departments. The following table sets forth management’s estimate of Advanced Circuits’ approximate customer breakdown by industry sector for the fiscal years ended December 31, 2008, 2007 and 2006:

	2008 Customer	2007 Customer	2006 Customer
Industry Sector	Distribution	Distribution	Distribution
Electrical Equipment and Components	32%	35%	40%
Measuring Instruments	12%	15%	15%
Electronics Manufacturing Services	16%	13%	11%
Engineer Services	5%	5%	5%
Industrial and Commercial Machinery	8%	5%	5%
Business Services	2%	5%	5%
Wholesale Trade-Durable Goods	2%	3%	3%
Educational Institutions	6%	5%	2%
Transportation Equipment	8%	5%	5%
All Other Sectors Combined	9%	9%	9%

Total	100%	100%	100%

Management estimates that over 90% of its orders are generated from existing customers. Moreover, approximately 65% of Advanced Circuits’ orders in each of the years 2008, 2007 and 2006 were delivered within five days.
Sales and Marketing
Advanced Circuits has established a “consumer products” marketing strategy to both acquire new customers and retain existing customers. Advanced Circuits uses initiatives such as direct mail postcards, web banners, aggressive pricing specials and proactive outbound customer call programs as part of this strategy. Advanced Circuits spends approximately 2% of net sales each year on its marketing initiatives and advertising and has 26 employees dedicated to its marketing and sales efforts. These individuals are organized geographically and each is responsible for a region of North America. The sales team takes a systematic approach to placing sales calls and receiving inquiries and, on average, will place between 250 and 350 outbound sales calls and receive between 160 and 170 inbound phone inquiries per day. Beyond proactive customer acquisition initiatives, management believes a substantial portion of new customers are acquired through referrals from existing customers. In addition, other customers are acquired over the internet where Advanced Circuits generates approximately 90% of its orders from its website.
Once a new client is acquired, Advanced Circuits offers an easy to use customer-oriented website and proprietary online design and review tools to ensure high levels of retention. By maintaining contact with its customers to ensure satisfaction with each order, Advanced Circuits believes it has developed strong customer loyalty, as demonstrated by over 90% of its orders being received from existing customers. Included in each customer order is an Advanced Circuits pre-paid “bounce-back” card on which a customer can evaluate Advanced Circuits’ services and send back any comments or recommendations. Each of these cards is read by senior members of management, and Advanced Circuits adjusts its services to respond to the requests of its customer base.
Substantially all revenue is derived from sales within the United States.
Advanced Circuits, due to the volume of prototype and quick turn sales, had a negligible amount in firm backlog orders at December 31, 2008 and 2007.
Competition
There are currently an estimated 349 active domestic PCB manufacturers. Advanced Circuits’ competitors differ amongst its products and services.
Competitors in the prototype and quick-turn PCBs production industry include larger companies as well as small domestic manufacturers. The three largest independent domestic prototype and quick-turn PCB manufacturers in North America are DDI Corp., TTM Technologies, Inc. and Merix Corporation. Though each of these companies produces prototype PCBs to varying degrees, in many ways they are not direct competitors with Advanced Circuits. In recent years, each of these firms has primarily focused on producing boards with higher layer counts in response to the off shoring of low and medium layer count technology to Asia. Compared to Advanced Circuits, prototype and quick-turn PCB production accounts for much smaller portions of each of these firm’s revenues. Further, these competitors often have much greater customer concentrations and a greater portion of sales through large electronics manufacturing services intermediaries. Beyond large, public companies, Advanced Circuits’ competitors include numerous small, local and regional manufacturers, often with revenues under $20 million that have long-term customer relationships and typically produce both prototype and quick-turn PCBs and production PCBs for small OEMs and EMS companies. The competitive factors in prototype and quick-turn production PCBs are response time, quality, error-free production and customer service. Competitors in the long lead-time production PCBs generally include large companies, including Asian manufacturers, where price is the key competitive factor.

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
Suppliers
Advanced Circuits’ raw materials inventory is small relative to sales and must be regularly and rapidly replenished. Advanced Circuits uses a just-in-time procurement practice to maintain raw materials inventory at low levels. Additionally, Advanced Circuits has established consignment relationships with several vendors allowing it to pay for raw materials as used. Because it provides primarily lower-volume quick-turn services, this inventory policy does not hamper its ability to complete customer orders. Raw material costs constituted approximately 16.1%, 14.8% and 13.3% of net sales for each of the fiscal years ended December 31, 2008, 2007 and 2006.
The primary raw materials that are used in production are core materials, such as copper clad layers of glass and chemical solutions, and copper and gold for plating operations, photographic film and carbide drill bits. Multiple suppliers and sources exist for all materials. Adequate amounts of all raw materials have been available in the past, and Advanced Circuits’ management believes this will continue in the foreseeable future. Advanced Circuits works closely with its suppliers to incorporate technological advances in the raw materials they purchase. Advanced Circuits does not believe that it has significant exposure to fluctuations in raw material prices. Though Advanced Circuits’ primary raw material, laminates (epoxy, glass and copper), have experienced a significant increase in price in 2008, the impact on its margins accounted for less than a 2% increase in cost of sales as a percentage of net sales. Price is not the primary factor affecting the purchase decision of many of Advanced Circuits’ customers, management has historically passed along a portion of raw material price increases to its customers. These raw material costs may decrease during fiscal 2009 due to an expected decline in related commodity prices, but these decreases may not get passed on to us even though a commodity price decrease exists, due to certain actions that may be taken by our suppliers.
Intellectual Property
Advanced Circuits seeks to protect certain proprietary technology by entering into confidentiality and non-disclosure agreements with its employees, consultants and customers, as needed, and generally limits access to and distribution of its proprietary information and processes. Advanced Circuits’ management does not believe that patents are critical to protecting Advanced Circuits’ core intellectual property, but, rather, that its effective and quick execution of fabrication techniques, its website FreeDFM.comTM and its highly skilled workforce are the primary factors in maintaining its competitive position.
Advanced Circuits uses the following brand names: FreeDFM.comTM, 4pcb.comTM, 4PCB.comTM, 33each.comTM, barebonespcb.comTM and Advanced CircuitsTM. These trade names have strong brand equity and are material to Advanced Circuits’ business.
Regulatory Environment
Advanced Circuits manufacturing operations and facilities are subject to evolving federal, state and local environmental and occupational health and safety laws and regulations. These include laws and regulations governing air emissions, wastewater discharge and the storage and handling of chemicals and hazardous substances. Advanced Circuits’ management believes that Advanced Circuits is in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations. New requirements, more stringent application of existing requirements, or discovery of previously unknown environmental conditions may result in material environmental expenditures in the future. Advanced Circuits has been recognized three times for exemplary environmental compliance as it was awarded the Denver Metro Wastewater Reclamation District Gold Award for the years 2002, 2003 and 2005.

Employees
As of December 31, 2008, Advanced Circuits employed 237 persons. Of these employees, there were 26 in sales and marketing, 6 in information technology, 9 in accounting and finance, 30 in engineering, 14 in shipping and maintenance, 145 in production and 7 in management. None of Advanced Circuits’ employees are subject to collective bargaining agreements. Advanced Circuits believes its relationship with its employees is good.
American Furniture
Overview
American Furniture, with operations headquartered in Ecru, Mississippi, is a manufacturer of upholstered furniture sold to large-scale furniture distributors and retailers. American Furniture operates almost exclusively in the promotional upholstered segment of the furniture industry which is characterized by affordable prices, standard designs and immediate availability to retail consumers. American Furniture was founded by an individual who subsequently installed a new management team, led by CEO Mike Thomas. American Furniture’s products are adapted from established designs in the following categories, (i) stationary, (ii) motion, (iii) recliner and (iv) other related products including accent tables. American Furniture’s products are manufactured from common components and offer proven select fabric options, providing manufacturing efficiency and resulting in limited design risk or inventory obsolescence. Additional information is available at www.americanfurn.net.
On February, 12, 2008, American Furniture’s 1.1 million square foot corporate office and manufacturing facility in Ecru, MS was partially destroyed in a fire. Approximately 750 thousand square feet of the facility was impacted by the fire. The executive offices were fundamentally unaffected. The recliner and motion plant, although largely unaffected, suffered some smoke damage but resumed operations on February 21, 2008. There were no injuries related to the fire.
The Company temporarily moved its stationary production lines into other facilities. In addition to its 45 thousand square foot ‘flex’ facility, management secured 166 thousand square feet of additional manufacturing and warehouse space in the surrounding Pontotoc area. These temporary stationary production facilities provided American Furniture with approximately 90% of the pre-fire stationary production capabilities for the months of April, through November where orders for stationary products were addressed by these temporary facilities. Orders for motion and recliner products were addressed by the production facilities that were largely unaffected by the fire at the Ecru facility. On November 7, 2008 the damaged manufacturing facility was fully restored and operating.
For the full fiscal years ended December 31, 2008, 2007 and 2006 American Furniture had net sales of approximately $130.9 million, $156.6 million and $165.4 million and operating income of $5.1 million, $11.8 million and $9.9 million, respectively. American Furniture had total assets of $119.8 million at December 31, 2008. Net sales from American Furniture represented 8.5% and 5.6% of our consolidated net sales for the years ended December 31, 2008 and 2007, respectively.
History of American Furniture
With operations headquartered in Ecru, Mississippi, American Furniture was founded in 1998 with an exclusive focus on promotional upholstered furniture, offering a unique value proposition combining consistent high-quality, attractively priced products and 48-hour quick-ship service. As American Furniture has grown, it has maintained a disciplined, production focused strategy with proven merchandising ideally suited to serve one of the fastest growing segments of the retail furniture marketplace, promotional furniture. AFM began operations in 1998 with four assembly lines housed in a 60,000 sq. ft. facility. By 2002, American Furniture had achieved revenues in excess of $120 million and grew operations into a 600,000 sq. ft. facility in Houlka, MS. In 2004 American Furniture was sold by its founder to a group of private investors who installed a new management structure led by Mr. Mike Thomas. Mr. Thomas successfully hired a new executive team and grew American Furniture’s administrative infrastructure in order to build a solid foundation to support future growth. In 2005, American Furniture began to aggressively pursue an Asian sourcing strategy for fabrics and other assorted materials. Today American Furniture is a leading manufacturer of promotional upholstered furniture operating from an approximately 1.1 million sq. ft. of manufacturing and warehouse facility recently restored from the February 2008 fire.
We acquired a majority interest in American Furniture on August 31, 2007.

Industry
AFM is the leading manufacturer of upholstered furniture serving the promotional segment of the United States furniture industry. The domestic furniture industry over the past twenty years has realized consistent growth driven by several factors including (i) a long-term favorable housing market and consistent growth in the purchase of second homes, (ii) favorable demographic trends (i.e., graying/baby-boom population) and (iii) overall rise in consumer spending have all contributed to the expansion of the domestic furniture industry prior to 2008.
Overall conditions for the furniture industry have been difficult over the past year. New housing starts are down significantly and consumers continue to be faced with general economic uncertainty fueled by deteriorating consumer credit markets and lagging consumer confidence as a result of erratic financial markets. All of this has significantly impacted big ticket consumer purchases such as furniture, and will continue to impact these purchases into 2009.
Within the wholesale market, wholesale shipments from Asian suppliers, we believe, have grown steadily as a percent of total wholesale shipments. In 2007, Asian imports accounted for approximately 23% of wholesale upholstered shipments. However, while Asian upholstered imports have grown significantly in the past ten years, we believe their impact has been far less than the industry as a whole within AFM’s primary market, promotional upholstered furniture, due to the low price points and resulting shipping costs as a percent of a piece’s total value.
AFM participates largely in the promotional upholstered furniture industry. Within the U.S. residential retail furniture marketplace, products are typically positioned in the “promotional”, “good”, “better”, or “best” category. The scale of the categories is intended to reflect an increasing level of quality, appearance and correspondingly price. At the wholesale level, the promotional segment of the upholstered furniture industry we believe accounts for $3.4 billion in sales. Promotional upholstered furniture manufacturers typically offer a limited range of products in a discrete number of styles and/or designs, allowing immediate delivery to retail customers at well-established retail price points. Specifically, promotional upholstered furniture is generally priced by product at the retail level as outlined below:
Stationary Sofas — From $299 to $499
Recliners — From $99 to $299
Stationary Sectionals — Up to $799
Motion Sectionals — Up to $1,399
Promotionally priced products are among the best-selling lines within the overall upholstered furniture category and are expected to outpace the overall upholstered market over the next five years. The popularity of promotional furniture is attributable to (i) the segment’s consistent product quality (based on focused manufacturing on a few key furniture pieces), and (ii) its value pricing, which appeals to the broadest cross-section of the furniture consumers.
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
Off-shore Imports
Furniture manufactured in Asia emerged as an important driver of the U.S. residential furniture market beginning in the mid-1990s. While off-shore manufacturers, particularly Chinese and Vietnamese manufacturers, have affected the entire industry, the import trend has impacted different segments of the industry at varying levels.

Case-goods and metal furniture have proven to be more susceptible to Asian competition than upholstered furniture due to the stack ability and assembly characteristics, resulting in efficient freight consolidation. Upholstered furniture cannot be broken down and shipped efficiently to the U.S. such that the resulting freight costs tend to out weigh the labor and material savings achieved through offshore manufacturing. As a result, domestic upholstered manufacturers have largely managed to compete effectively against Asian competitors when compared to other segments of the furniture industry. In addition, manufacturers in the promotional segment of the upholstered industry are even further insulated from offshore competition due not only to overall freight costs but also freight costs when compared to wholesale price of the product together with the prolonged lead-times to retailers and end customers in a market segment characterized very short lead-times and immediate delivery to the end consumer.
Retail price points in the promotional segment of the upholstered industry range from $99 - $1,399, whereas shipping costs from Asia on a per piece basis are generally in excess of $100 per piece ($3,000 — $4,000) per standard 40’ container, not including domestic shipping and insurance costs).
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
Products and Services
AFM manufactures two basic categories of promotional upholstered products, stationary and motion. Stationary products include sofas, loveseats and sectionals, these products accounted for approximately 63%, 64% and 63% of sales in fiscal 2008, 2007 and 2006, respectively. Motion products include single rocking recliner chairs, sofas with reclining end seats, loveseats with seats that rock together or separately and reclining sectionals with storage compartments. Motion and reclining products contributed approximately 33%, 33% and 34% of fiscal 2008, 2007 and 2006 gross sales, respectively. Beginning in 2005, AFM added a line of imported accent tables to its product mix to provide customers with complimentary accessory offering to AFM’s core furniture lines. For 2008, 2007 and 2006, accent tables and other miscellaneous revenue accounted for approximately 3%-4% of gross sales. AFM’s core product offerings with average retail prices are summarized below:
24 styles of stationary sofas, loveseats and chairs — $299 - $499
12 styles of recliners — $99 - $399
3 styles of motion sofas — $499 - $599
3 styles of stationary sectionals — Up to $799
2 styles of motion sectionals — $999 - $1,399
AFM’s products utilize common components and frames with limited fabric options, allowing AFM to reproduce established styles at value prices. Since 2004, AFM has introduced 15 new styles which typically replace older designs and are primarily slight variations to existing products. AFM builds its products to stock and maintains adequate inventory levels to facilitate shipment to customers within 48 hours of an order. AFM’s quick-ship strategy allows customers to better manage inventory and product promotions yet maintain the ability to provide immediate availability to retail customers, a key attribute within the promotional furniture segment of the furniture industry.
Product Development
AFM can re-engineer a new design, create a prototype and begin to solicit customer feedback within two weeks. AFM carefully controls its product line such that new styles typically replace older designs. As a result, AFM requires approximately 60 days to 90 days to wind-down a discontinued line and begin shipping truckload quantities of new designs to customers. Since 2004, AFM has introduced 15 new styles.

Manufacturing
AFM utilizes an assembly-line manufacturing process with a four day production cycle divided into four functions, cutting, sewing, backfill and upholstery. Employees are specialized by function and are compensated on a piece-rate basis. The limited number of styles and designs minimizes scheduling and line changes and each function is simplified by the use of common components. AFM uses one standard seat spring, one standard back spring and one standard cushion in all of its products. AFM’s piece-rate compensation plan and streamlined manufacturing process combine to give AFM a low cost structure
AFM’s cycle time requires four days to complete from a manufacturing release date. AFM synchronizes hardwood milling (from frame components) with fabric cutting and sewing to ensure that frames and upholstery are ready simultaneously on the production line. AFM’s manufacturing process is further simplified by the application of common parts across all of its product lines. AFM uses several different lengths of standardized rails, one standard seat spring, one standard back spring, and one standard type of cushion polyfoam on all sofas, loveseats and recliners.
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
AFM delivers the majority of its products through a combination of its in-house trucking fleet and third-party freight service providers. Freight costs are generally paid by the customer, including fuel surcharges.
Competitive Strengths
We believe that AFM is among the lowest-cost domestic manufacturers of promotional upholstered furniture. AFM maintains a competitive cost basis through an assembly-line production model and build-to-stock strategy. Specifically, AFM generates economies of scale through:
•	long runs of a limited number of standardized frames;

•	the application of common components throughout the entire production line; and

•	a standard offering of only two to four fabric options per frame.
In addition, management has aligned AFM’s high-volume manufacturing strategy with a piece-rate incentive structure for its direct labor force. This structure drives workforce productivity. The incentive system also provides floor personnel with the opportunity to earn annual compensation at or above local standards, thereby facilitating AFM’s recruiting and retention efforts.
AFM’s efficient build-to-stock manufacturing operation facilitates AFM’s strategy of offering its customers shipment of product within 48 hours of order receipt. In turn, AFM’s customers are able to offer their retail customers quality, value-priced upholstered furniture for immediate delivery upon the day of sale, while only maintaining limited quantities of product inventory.
AFM serves a diverse base of approximately 800 customers. Within its broader customer base, AFM specifically targets independent furniture retailers at the national, multi-regional and regional levels. AFM’s value proposition and the ability to ship any product within 48 hours, is highly valued by this segment of the marketplace that focuses broadly on demographic segments that demand immediate delivery of popular styles at competitive prices.
Barriers to Significant Asian Competition
The availability of low-cost Asian products has had a far-reaching impact on the broader home furnishings market in the United States over the past ten years. In contrast to manufacturers serving other segments, AFM has minimal exposure to off-shore competition due to the following:
•	AFM’s efficient, low-cost production model;

•	mass retailers’ short lead-time demands and unwillingness to accept excess inventory risk; and

•	the high costs (e.g., freight, damage, shrink) of shipping upholstered furniture direct from Asia.

Business Strategies
•	Increase sales with new and existing customers

While AFM currently supplies many of the top furniture retailers, AFM believes it can further augment its customer base and is pursuing new business opportunities with selected national and regional furniture retailers, as well as in other channels, including Rent-To-Own (“RTO”) and mass merchandisers. In addition, many existing customers currently purchase only a portion of AFM’s product line, representing an opportunity for AFM to increase sales to existing customers by augmenting customers’ entire promotional product line. In order to focus additional attention to major customers and expand product—line sell-through to these customers, AFM added significant infrastructure to its sales and marketing organization since 2005, increasing its sales representative network while also subdividing sales territories to allow representatives to focus more closely on the expansion of existing relationships and the addition of new customers.

•	Product development

AFM’s merchandising strategy focuses on satisfying the changing needs of retailers and consumers in a manner that meets AFM’s production strategy. AFM’s management and sales staff monitor the furniture market to identify new trends and popular styles at higher price points. AFM subsequently ensures that it can cost-effectively replicate a new style with standardized components and limited cover options, after which AFM will build a prototype to determine if the product can be reproduced at acceptable margin levels.

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

•	Pursue cost savings initiatives

Currently, we are aggressively pursuing expense reduction, cost cutting programs and cash preservation initiatives throughout all parts of our business.
Customers
AFM serves a base of approximately 800 customers comprised of retailers and distributors at the regional, multi-regional and national levels. In 2008, 2007 and 2006, AFM’s top 20 customers accounted for approximately 56%, 50% and 49%, respectively, of AFM’s total sales, with the top customer, Value City, accounting for approximately 22.3%, 18.5% and 19.9% of total sales in 2008, 2007 and 2006, respectively. Other than this customer, no single customer has accounted for more than 6.5% of total sales in 2008, 2007 and 2006.
Sales and Marketing
AFM has a sales force consisting of 15 independent, outside representatives that exclusively sell AFM’s products in an assigned geographic territory of up to six states. Sales representatives are compensated on a 100% commission basis. AFM maintains two permanent showrooms in High Point, North Carolina and Tupelo, Mississippi, host cities for furniture industry trade shows (High Point in April and October and Tupelo in January and August). In addition, AFM leases showroom space for the furniture trade show in Las Vegas, Nevada. Trade shows provide opportunities for AFM to display its existing products and introduce new designs into the marketplace.
American Furniture’s business is somewhat seasonal. Net sales have historically been higher in the fiscal quarters ended June and December. We believe this seasonality is due in part to consumer demand increasing resulting from income tax refunds and the holiday season. Substantially all revenue is derived from sales within the United States.

AFM had approximately $4.7 million and $5.1 million in firm backlog orders at December 31, 2008 and 2007, respectively.
Marketing at the retail level is typically handled by AFM’s customers. AFM does not advertise specific products on its own, but provides product information and pictures for retailers to include in newspaper and various insert advertisements. AFM’s products are typically included in retailers’ recurring promotional programs as the products drive floor traffic and sales volume due to low price points.
Competition
AFM competes with certain large national manufacturers that produce and sell promotional products. However, promotional upholstered furniture often represents only a small percentage of revenue for these participants. Also, large diversified manufacturers tend not to place specific emphasis on developing quick-ship capabilities specifically for their promotional offerings. Therefore, AFM competes primarily with several smaller manufacturers that are typically thinly-capitalized, family owned businesses that we believe do not have the capacity, manufacturing capabilities, sourcing expertise or access to capital in order to build critical production volumes. Competition within the segment is largely based on value and delivery lead times, as opposed to product differentiation, providing AFM and its quick-ship capabilities with a key competitive advantage within the industry. AFM’s primary competitors include United Furniture Industries, Albany Industries and Hughes Furniture, among others.
Suppliers
AFM’s top supplier, Independent Furniture Supply (“Independent”), is 50% owned by Mike Thomas, AFM’s CEO. AFM purchases polyfoam from Independent on an arms-length basis and AFM performs regular audits to verify market pricing. AFM does not have long-term supply contracts with Independent or any other suppliers. A majority of AFM’s domestic suppliers are located near AFM due to a concentration of furniture manufacturers in northeastern Mississippi. Several of AFM’s key raw materials, including lumber, plywood and polyfoam, are sourced locally with alternative suppliers available at competitive prices, if necessary. In order to continually manage material costs, AFM actively sources products from Asia. AFM imports legs, show wood, chaises, ottomans, correlate chairs, accent tables and the majority of its fabric from China-based suppliers. The manufacturers of products such as petro-chemicals and wire rod, which are the materials purchased by our suppliers of foam and drawn wire have declined slightly beginning in the fourth quarter of 2008. It is too early to determine if we will realize a like kind reduction in our raw material costs in 2009 as our vendors may reduce supplies in an effort to maintain higher prices. These actions would delay or eliminate price reductions from our suppliers. Raw material cost as a percent of sales was approximately 59%, 58% and 59% in 2008, 2007 and 2006, respectively.
Regulatory Environment
AFM’s manufacturing operations, facilities and operations are subject to evolving federal, state and local environmental and occupational health and safety laws and regulations. Such laws and regulations govern air emissions, wastewater discharge and the storage and handling of chemicals and hazardous substances. AFM believes that it is in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations. New requirements, more stringent application of existing requirements, or discovery of previously unknown environmental conditions may result in material environmental expenditures in the future
Employees
As of December 31, 2008, American Furniture employed 950 persons. Of these employees, approximately 857 were in production, shipping and trucking, 15 were in sales with the remainder serving in executive and administrative functions. None of AFM’s employees are subject to collective bargaining agreements. We believe that AFM’s relationship with its employees is good.

Anodyne
Overview
Anodyne, with operations headquartered in Coral Springs, Florida, is a leading designer and manufacturer of medical support surfaces and patient positioning devices serving the acute care, long-term care and home health care markets.
The Anodyne group of companies includes SenTech Medical Systems (“SenTech”), AMF Support Surfaces (“AMF”), PrimaTech Medical Systems (“PrimaTech”) and Anatomic Concepts (“Anatomic”). Anodyne’s consolidation of these companies marks the medical support surface industry’s first opportunity to source all leading product technologies from a single vendor.
Anodyne develops products both independently and in partnership with large distribution intermediaries. Medical distribution companies then sell or rent the support surfaces in conjunction with bed frames and accessories to one of three end markets: (i) hospitals, (ii) long term care facilities and (iii) home health care organizations. The level of sophistication largely varies for each product, as some customers require simple foam mattress beds while others may require electronically controlled, low air loss, lateral rotation, pulmonary therapy or alternating pressure air beds. The design, engineering and manufacturing of all products are completed in-house (with the exception of PrimaTech, products, which are manufactured in Taiwan) and are Food and Drug Administration (“FDA”) compliant. Additional information is available at www.anodynemedicaldevice.com.
For the full fiscal years ended December 31, 2008, 2007 and 2006, Anodyne had net sales of approximately $54.2 million $44.2 million and $23.4 million, and operating income of $4.2 million, $2.9 million and $0.3 million, respectively. Anodyne had total assets of $53.2 million as of December 31, 2008. Net sales from Anodyne represented 3.5%, 5.2% and 3.1% of our consolidated net sales for fiscal years 2008, 2007 and 2006, respectively.
History
Anodyne was initially formed in February 2006 by CGI and Hollywood Capital, Inc., a private investment management firm led by Anodyne’s former Chief Executive Officer, to acquire AMF and SenTech located in Corona, CA and Coral Springs, FL, respectively. AMF Support Surfaces, Inc. is a leading manufacturer of non-powered mattress systems, seating cushions and patient positing devices. SenTech is a leading designer and manufacturer of advanced electronically controlled, alternating pressure pulmonary therapy, low air loss and lateral rotation specialty support surfaces for the wound care industry. Prior to its acquisition SenTech had established a premium brand in the less price sensitive therapeutic market while AMF competed primarily in the preventive care market.
On October 5, 2006, Anodyne acquired the patient positioning device business of Anatomic. The acquired operations were merged into Anodyne’s operations. Anatomic is a leading supplier of operating suite patient positioning devices and support surfaces focused on the price sensitive long term care and home healthcare markets.
On June 27, 2007, Anodyne purchased PrimaTech, a lower price-point distributor of medical support surfaces to the long term care and home healthcare markets. PrimaTech’s products are designed in the US and manufactured pursuant to an exclusive manufacturing agreement with an FDA registered manufacturing partner located in Taiwan.
In October 2008, Anodyne and Hollywood Capital, Inc terminated their management services agreement which provided for, among other things, two principals of Hollywood Capital, Inc., assuming the roles of Chief Executive Officer and Chief Financial Officer of Anodyne. Upon termination of the agreement, Anodyne appointed a new Chief Executive Officer and a new Chief Financial Officer.
We acquired a controlling interest in Anodyne on August 1, 2006.
Industry
The medical support surfaces industry is fragmented and comprised of many small participants and niche manufacturers. Anodyne’s consolidation platform allows customers to source all leading support surface technologies for the acute care, long term care and home health care from a single source. Anodyne is a vertically integrated company with engineering, design and research, manufacturing and support performed in house to quickly bring new products to market and maintain strict quality.
Immobility caused by injury, old age, chronic illness or obesity is the main cause for the development of pressure ulcers. In these cases, the person lying in the same position for a long period of time puts pressure on the bony prominence of the body surface. This pressure, if continued for a sustained period, can close blood capillaries that provide oxygen and nutrition to the skin. Over a period of time, these cells deprived of oxygen, begin to break down and form sores. In addition to constant or excessive pressure, other contributing factors to the development of pressure ulcers include heat, friction and sheer, or pull on the skin due to the underlying fabric.
The U.S. market for specialty beds and medical support surfaces was estimated to be $2.0 billion in 2008. Management believes the need for medical support surfaces will continue to grow due to several favorable demographic and industry trends including the increasing incidence of obesity in the United States, increasing life expectancies, and an increasing emphasis on prevention of pressure ulcers by hospitals and long term care facilities.
According to the Centers for Disease Control and Prevention, between the years 1980 and 2000, obesity rates more than doubled among adults in the United States. Studies have shown that this increase in obesity has been a key factor in rising medical costs over the last 15 years. According to one study done at Emory University, increases in obesity rates have accounted for 27% of the increase in health care spending between 1987 and 2001. As an individual’s weight increases, so to does the probability that the individual will become immobile and, according to studies performed at the University of North Carolina, greater than 40% of obese adults aged 54 to 73 were at least partially immobile. As individuals become less mobile, they are more likely to require either preventative mattresses to better disperse weight and reduce pressure areas or therapeutic mattresses to shift weight and pressure. Similar to how obesity increases the occurrence of immobility, so too does an aging society. As life expectancy expands in the US due to improved health care and nutrition, so too does the probability that an individual will be immobile for a portion of their lives. In addition, as individual’s age, skin becomes more susceptible to breakdown increasing the likelihood of developing pressure ulcers.
Beyond favorable demographic trends, Anodyne’s management believes healthcare institutions are placing an increased emphasis on the prevention of pressure ulcers. Frost and Sullivan estimated that approximately 1 million pressure ulcers occur annually in the United States, generating an estimated $1.3 billion in annual costs to hospitals alone. According to Medicare reimbursement guidelines, pressure ulcers are eligible for reimbursement by third party payers only when they are diagnosed upon hospital admission. Additionally, third party payers only provide reimbursement for preventative mattresses under limited circumstances. The end result is that if an at-risk patient develops pressure ulcers while at the hospital; the hospital is required to bear the cost of healing. As a result of increasing litigation and the high cost of healing pressures ulcers, healthcare institutions are now focusing on using pressure relief equipment to reduce the incidence of in-house acquired pressure ulcers.
Products and Services
Specialty beds, mattress replacements and mattress overlays (i.e. support surfaces) are the primary products currently available for pressure relief and pressure reduction to treat and prevent decubitus ulcers. The market for specialty beds and support surfaces include the acute care centers, long-term care centers, nursing home centers and home healthcare settings. Medical support surfaces are designed to have preventative and/or therapeutic uses. The basic product categories are as follows:
•	Powered Support Surfaces: Mattresses which can be used for therapy or prevention and are typically manufactured using an electronic power source with air cylinders or a combination of air cylinders and foam and provide either Alternating Pressure or Low Air Loss. Alternating Pressure Systems are designed to inflate alternate cylinders while contiguous cylinders deflate in an alternating pattern. The alternating inflation and deflation prevents sustained pressure on an area of skin by shifting pressure from one area to another. This type of therapy provides movement under the patient’s skin to eliminate both excessive and constant pressure, the leading cause of bed sores. The powered control unit provides automatic changes in the distribution of air pressure. Another typical type of powered surface is Low Air Loss Mattresses that allow air to flow from the mattress and address the moisture and temperature environment on the patient’s skin, contributing factors to bed sores. Low air loss systems may provide additional features such as controlled air leakage, which reduces skin moisture levels, and alternating pressure or lateral rotation which can aid in patient turning and reduces risks associated with fluid building up in a patient’s lungs. Anodyne currently produces low air loss mattress systems which management believes provides the only low air loss product on the market that gets air to the patient’s skin directly through a patented process. Powered support surfaces are typically used in acute care settings and when more aggressive therapy is needed.

•	Non-Powered Support Surfaces: Consists of mattresses which have no powered elements. Their support material can be composed of foam, air, water, gel or a combination of these. In the case of water, air or gel materials, they are held in place with containment bladders. Non-powered mattress replacement systems help redistribute a patient’s body weight to lessen forces on pressure points by envelopment into the surface. These products currently comprise the majority of support surfaces. Currently, Anodyne manufactures a broad range of non-powered mattress systems using air, foam and gel.

•	Positioning devices: Positioning devices are used to position patients for procedures as well as to minimize the likelihood of developing a pressure ulcer during those procedures. Anodyne offers a complete range of foam positioning devices.
Competition
The competition in the medical support surfaces market is based predominantly on product performance, price and durability. Other factors may include the technological ability of a manufacturer to customize their product offering to meet the needs of large distributors. Anodyne competes with manufacturers of varying sizes who then sell predominantly through distributors to the acute care, long term care and home health care markets. Specific competitors include Gaymar Industries, Inc., Span America and other smaller competitors. Anodyne differentiates itself from these competitors based on the quality of the products it manufacturers as well as its design capabilities to produce a full line of foam and air mattresses and positioning devices. Many manufacturers specialize in the production of a single type of support surface, as skills required to develop and manufacture products vary by materials used, Anodyne is able to offer its customers a full spectrum of support surfaces nationwide
The companies listed below have been identified by management as Anodyne’s primary competitors.
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
Span America Medical Systems (NASDAQ: SPAN): ($59.3 million in fiscal 2008 sales) Span America’s medical division predominantly makes foam mattress overlays and replacement mattresses, including the PressureGuard therapeutic mattress, Span-Aid patient positioners (used to elevate and support body parts) and Dish pressure-relief seat cushions to aid wound healing. Span America also supplies safety catheters and makes specialty packaging products for use in outdoor furniture.
Business Strategies
Anodyne’s management is focused on strategies to grow revenues, improve operating efficiency and improving gross margins. Of particular note, Anodyne has completed four acquisitions since its inception and believes that numerous benefits to consolidation exist within the support surfaces industry. The following is a discussion of these strategies:
•	Offer customers high quality, consistent product, on a national basis — Products produced by Anodyne and its competitors are typically bulky in nature and may not be conducive to shipping. Management believes that many of its competitors do not have the scale or resources required to produce support surfaces for national distributors and believes that customers value manufacturers with the scale and sophistication required to meet these needs.

•	Leverage scale to provide industry leading research and development — Medical support surfaces are becoming increasingly technologically advanced. Anodyne’s management believes that many smaller competitors do not have the resources required to effectively meet the changing needs of their customers and believes that increased scale acquired though acquisitions will allow it to better serve its customers through industry leading research and development.

•	Pursue cost savings through scale purchasing and operational improvements — Many of the products used to manufacture medical support surfaces are standard in nature and management believes that increased scale achieved through acquisitions will allow it to benefit from lower cost of materials and therefore lower cost of sales. In addition, management believes that there are opportunities to improve the operations of smaller acquired entities and in turn benefit from these efficiencies.
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
Anodyne increasingly works with large distributors to develop the next generation of products, effectively positioning and integrating itself within their customers’ research and development initiatives. The customers demand innovative products with clinical efficacy at competitive price points. The new product development process often requires 2-4 months for prevention products and 12-18 months for treatment products, of research, engineering and testing cooperation. Anodyne will provide technical support and repair services for its products as well, a differentiating characteristic valued by its customers. During the years 2008, 2007 and 2006 Anodyne incurred $0.9 million, $0.9 million and $0.7 million in research and development costs.
Customers
Support surfaces are primarily sold through distributors, who either rent or sell to acute care (hospitals) facilities, long term care facilities and home health care organizations. The acute care distribution market for support surfaces is dominated by large suppliers such as Stryker Corporation, Hill-Rom Holdings Inc. and Kinetic Concepts, Inc. Other national distributors usually provide specific types of support surface technology. Beyond national distribution intermediaries there are numerous smaller local distributors who will purchase more standardized support surfaces from Anodyne as quantities ordered may not be adequate to justify further development and customization.
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
Sales and Marketing
Approximately 20% and 22% of Anodyne’s sales have been to one customer in 2008 and 2007, respectively. Anodyne’s top ten customers accounted for 76.9%, 72.9% and 70.9% of gross sales in 2008, 2007 and 2006, respectively.
Substantially all revenue is derived from sales within the United States.
Anodyne had approximately $1.7 million in firm backlog orders at December 31, 2008. Backlog order data is not available for 2007.
Suppliers
Anodyne’s two primary raw materials used in manufacturing are polyurethane foam and fabric (primarily nylon and polycarbonate fabrics). Among Anodyne’s largest raw material suppliers are Foamex International, Inc., Dartex Coatings, Inc. and Uretek, LLC. Anodyne uses multiple suppliers for foam and fabric and believes that these raw materials are in adequate supply and are available from many suppliers at competitive prices. We expect these costs, particularly those related to polyurethane foam to decrease during fiscal 2009 due to an expected decline in related commodity prices. Actions taken by manufacturers of petro-chemical commodities such as capacity reductions could delay or eliminate price reductions from our suppliers.

Intellectual Property
Anodyne has seven patents issued, filed from 1996 to 2005, and has seven filed and pending patents.
Regulatory Environment
The Federal Food, Drug and Cosmetic Act (the “FDCA”), and regulations issued or proposed there under, provide for regulation by the FDA of the marketing, manufacture, labeling, packaging and distribution of medial devices, including Anodyne’s products. These regulations require, among other things that medical device manufacturers register with the FDA, list devices manufactured by them, and file various inspections by regulatory authorities and must comply with good manufacturing practices as required by the FDA and state regulatory authorities. Anodyne’s management believes that the company is in substantial compliance with all applicable regulations.
Employees
As of December 31, 2008, Anodyne employed 174 persons in all its locations. In addition, there were 227 leased employees consisting primarily of production employees. None of Anodyne’s employees are subject to collective bargaining agreements. We believe that Anodyne’s relationship with its employees is good.
CBS Personnel
Overview
CBS Personnel, headquartered in Cincinnati, Ohio, is a provider of temporary staffing services in the United States. CBS Personnel currently operates under the brand names CBS Personnel, Staffmark, and Venturi Staffing Partners, (see “Rebranding of CBS Personnel”). CBS Personnel also provides its clients with other complementary human resource service offerings such as employee leasing services, permanent staffing and temporary-to-permanent placement services. CBS Personnel operated more than 260 branch locations in various cities in 29 states during 2008. CBS Personnel and its subsidiaries have been associated with quality service in their markets for more than 30 years. CBS Personnel is one of the top 10 commercial staffing companies in the United States. CBS Personnel acquired Staffmark, a large privately held provider of temporary staffing services in January 2008.
CBS Personnel serves over 6,500 corporate and small business clients and on an average week places over 38,000 temporary employees in a broad range of industries, including manufacturing, transportation, retail, distribution, warehousing, automotive supply, and construction, industrial, healthcare and financial sectors. We believe the quality of CBS Personnel’s branch operations and its strong sales force provides CBS Personnel with a competitive advantage over other placement services. CBS Personnel’s senior management, collectively, has over 80 years of experience in the human resource outsourcing industry and other closely related industries. Additional information is available at www.staffmark.com.
For each of the fiscal years ended December 31, 2008, 2007 and 2006, CBS Personnel had revenues totaling approximately $1,006 million, $569.9 million and $551.1 million, and operating income of $16.8 million, $22.5 million and $23.2 million. CBS Personnel had total assets of $329.4 million at December 31, 2008. Revenues from CBS Personnel represented 65.4%, 67.7% and 89.2% of our total revenues for 2008, 2007 and 2006, respectively.
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
On January 21, 2008, CBS Personnel acquired Staffmark and Staffmark became a wholly-owned subsidiary of CBS Personnel. Staffmark is a leading provider of commercial staffing services in the United States. Staffmark provided staffing services in over 30 states through more than 200 branches and on-site locations. The majority of Staffmark’s revenues are derived from light industrial staffing, with the balance of revenues derived from administrative and transportation staffing, permanent placement services and managed solutions. Similar to CBS Personnel, Staffmark was one of the largest privately held staffing companies in the United States.
We acquired a majority interest in CBS Personnel on May 16, 2006.
Industry
According to Staffing Industry Analysts, Inc., the staffing industry generated approximately $132.5 billion in revenues in 2007. The staffing industry is comprised of four product lines: (i) temporary staffing; (ii) employee leasing; (iii) permanent placement; and (iv) outplacement, representing approximately 75.0%, 9.0%, 15.0% and 1% of the market, respectively. The temporary staffing business grew by 4% in 2007 according to Staffing Industry Analysts, Inc. Over 98% of CBS Personnel’s revenues are generated through temporary staffing.
CBS Personnel competes largely in the light industrial and clerical categories of the temporary staffing industry. The light industrial category is comprised of unskilled and semi-skilled workers in manufacturing, distribution, logistics and other similar industries. The clerical category is comprised of administrative personnel, data entry professionals, call center employees, receptionists, clerks and similar employees.
According to the U.S. Bureau of Labor Statistics, or BLS, net employment in professional and business services super sector, (which includes staffing), has grown by approximately 55% from 1992 to 2008. Further, BLS has projected that the employment services sector is expected to be the second fastest growing sector of the economy for employment growth between 2006 and 2016. Companies today are operating in a more global and competitive environment, which requires them to respond quickly to fluctuating demand for their products and services. As a result, companies seek greater workforce flexibility translating to an increasing demand for temporary staffing services. We believe this growing demand for temporary staffing should remain consistent in the near future as temporary staffing becomes an integral component of corporate human capital strategy.
Fiscal 2008 was a very difficult year for the temporary staffing industry. The already weak economic conditions and employment trends in the U.S., present at the start of 2008, continued to worsen as the year progressed. The most notable deterioration occurred in the fourth quarter of 2008 as the economic slowdown continued. We believe the industry will continue to experience deterioration in temporary staffing through fiscal 2009.

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
•	Light Industrial — A substantial portion of CBS Personnel’s temporary staffing revenues are derived from the placement of low-to mid-skilled temporary workers in the light industrial category, which comprises primarily the distribution (“pick-and-pack”) and light manufacturing (such as assembly-line work in factories) sectors of the economy. Approximately 71%, 58% and 50% of CBS Personnel’s temporary staffing revenues were derived from light industrial in the years 2008, 2007 and 2006, respectively.

•	Clerical — CBS Personnel provides clerical workers that have been screened, reference-checked and tested for computer ability, typing speed, word processing and data entry capabilities. Clerical workers are often employed at client call centers and corporate offices. Approximately 21%, 31% and 37% of CBS Personnel’s temporary staffing revenues were derived from clerical in the years 2008, 2007 and 2006 respectively.

The increase in percent of revenue in light industrial in 2008 and corresponding decrease in clerical, are due to the revenue impact of Staffmark in 2008. Staffmark’s temporary staffing is principally light industrial.

•	Technical — CBS Personnel provides placement candidates in a variety of skilled technical capacities, including plant managers, engineering management, operations managers, designers, draftsmen, engineers, materials management, line supervisors, electronic assemblers, laboratory assistants and quality control personnel. Approximately 3%, 3% and 4% of CBS Personnel’s temporary staffing revenues were derived from technical for the fiscal years ended December 31, 2008, 2007 and 2006, respectively.

•	Healthcare — Through its expert placement agents in its Columbia Healthcare division, CBS Personnel provides trained candidates in the following healthcare categories: medical office personnel, medical technicians, rehabilitation professionals, management and administrative personnel and radiology technicians, among others. Approximately 1% of CBS Personnel’s temporary staffing revenues were derived from healthcare for the fiscal year ended December 31, 2008 and 2% of CBS Personnel’s temporary staffing revenues were derived from healthcare in the years 2007 and 2006.

•	Niche/Other — In addition to the light industrial, clerical, healthcare and technical categories, CBS Personnel also provides certain niche staffing services, placing candidates in the skilled industrial, construction and transportation sectors, among others. CBS Personnel’s wide array of niche service offerings allows it to meet a broad range of client needs. Moreover, these niche services typically generate higher margins for CBS Personnel. Approximately 4%, 6% and 7% of CBS Personnel’s temporary staffing revenues were derived from niche/other for the fiscal years ended December 31, 2008, 2007 and 2006, respectively.
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
Employee Leasing Services
Employee Leasing Services while accounting for less than 2% of CBS Personnel’s total revenue provides a valuable complementary product offering to its temporary staffing services. Through the employee leasing and administrative service offerings of its Employee Management Services, or EMS, division, CBS Personnel provides administrative services, handling the client’s payroll, risk management, unemployment services, human resources support and employee benefit programs, which in turn results in reduced administrative requirements for employers and, most importantly, by having EMS take over the non-productive administrative burdens of an organization, affords clients the ability to focus on their core businesses.
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
Competitive Strengths
CBS Personnel has established itself as strong and dependable providers of staffing and other resource services by responding to its customers’ staffing needs in a timely and cost effective manner. A key to CBS Personnel’s success has been its long history as well as the number of offices it operates in each of its markets. This strategy has allowed CBS Personnel to build a premium reputation in each of its markets and has resulted in the following competitive strengths:
•	Large Employee Database/Customer List — Over the course of its history, CBS Personnel’s management believes CBS Personnel has built a significant presence in most of its markets in terms of both clients and employees. CBS Personnel is successful in recruiting additional employees because of its reputation as having numerous job openings with a wide variety of clients. CBS Personnel attracts clients due in part to its large database of reliable employees with wide ranging skill sets. CBS Personnel’s employee database and client list have been built over a number of years in each of its markets and serve as a major competitive strength in most of its markets.

•	Higher Operating Margins — By establishing multiple offices in the majority of the markets in which it operates, CBS Personnel is able to better leverage its selling, general and administrative expenses at the regional and field level and create higher operating income margins than its less dense competitors.

•	Scalable Business Model — By having multiple office locations in each of its markets, CBS Personnel is able to quickly scale its business model in both good and bad economic environments. For example, in 2001 and 2002 during the economic downturn, CBS Personnel was able to close offices and reduce overhead expenses while shifting business to adjacent offices. For competitors with only one office per market, closing an office requires abandoning the clients and employees in that market. During 2001 and 2002, CBS Personnel was able to reduce its overhead costs by approximately 13% while maintaining its presence in each of its markets and retaining its clients and employees. In response to the current economic downturn, CBS Personnel is enacting a similar strategy as was executed previously. This includes reducing costs and closing offices. CBS Personnel is capitalizing on synergies from the Staffmark acquisition, which allows for further contraction of offices and reduction of costs without abandoning clients or employees in markets.

•	Marketing Synergies — By having a number of offices in the majority of its markets, CBS Personnel allocates additional resources to marketing and selling and amortizes those costs over a larger office network. For example, while many of its competitors use selling branch managers who split time between operations and sales, CBS Personnel uses outside sales reps that are exclusively focused on bringing in new sales.
Business Strategies
CBS Personnel’s business strategy is to (i) leverage its position in its existing markets, (ii) build a presence in contiguous markets, and (iii) continued restructuring of post-acquisition operations and reducing discretionary spending, and (iv) pursue and selectively acquire other staffing resource providers.
•	Invest in its Existing Markets — In many of its existing markets, CBS Personnel has multiple branch locations. CBS Personnel plans on continuing to invest in these existing markets through the opening of additional branch locations and the hiring of additional sales and operations employees when it is economically prudent to do so. In addition, CBS personnel is offering complementary human resource services to its existing clients such as full time recruiting, consulting, and administrative outsourcing. CBS Personnel has implemented an incentive plan that highly rewards its employees for selling services beyond its traditional temporary staffing services.

•	Build a Presence in Contiguous Markets — CBS Personnel plans on opening new branch locations in markets contiguous to those in which it operates when it is economically prudent. CBS Personnel believes that the cost and time required to establish profitable branch locations is minimized through expansion into contiguous markets as costs associated with advertising and administrative overhead are reduced due to proximity.

•	Continued restructuring and cost reductions — As a result of the current economic downturn, CBS Personnel is reducing costs and closing offices. The Staffmark acquisition provides a larger footprint that allows CBS Personnel to close offices and reduce costs while still continuing to service its clients and employees in its existing markets.

•	Pursue Selective Acquisitions — CBS Personnel views acquisitions, such as the SES acquisition in November 2006 and Staffmark in January 2008, as attractive means to enter into a new geographical market, and in the case of Staffmark, increasing its market share in existing markets, when economically prudent.
Clients
CBS Personnel serves over 6,500 clients in a broad range of industries, including manufacturing, technical, transportation, retail, distribution, warehousing, automotive supply, construction, industrial, healthcare services and financial. These clients range in size from small, local firms to large, regional or national corporations. CBS Personnel’s largest client, R.R. Donnelley, accounted for approximately 4.8% of gross revenues in 2008 and CBS Personnel’s top ten clients accounted for approximately 21.5% of gross revenues in 2008. CBS Personnel’s client assignments can vary from a period of a few days to long-term, annual or multi-year contracts. We believe CBS Personnel has a strong relationship with its clients.

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
On an initial engagement, particularly for clients with larger temporary staffing assignments (10+ temporary workers), a CBS Personnel staff member will arrive on-site to register all employees hired for a particular assignment. If, for any reason, not all employees assigned to the job site arrive, the on-site CBS Personnel staff member can immediately react and oftentimes correct the shortfall within a matter of hours, ensuring that 100% of a client’s staffing needs are fulfilled.
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
CBS’s business is somewhat seasonal. Historically, demand for temporary staffing is highest during the fiscal quarters ending September and December. We believe this seasonality is due to increased outdoor activities and projects during the summer months and the increased retail activity during the holiday season.
Substantially all revenue is derived from sales within the United States.
Competition
The temporary staffing industry is highly fragmented and, according to the U.S. Census Bureau in 2006, was comprised of approximately 11,900 service providers. According to the Census Bureau’s latest Economic Census in 2002, the vast majority of service providers generate less than $10 million in annual revenues. Staffing services firms with more than 10 establishments account for only 1.6% of the total number of service providers, or 187 companies, but generate 49.3% of revenues in the temporary staffing industry. The largest publicly owned companies specializing in temporary staffing services are Adecco, Kelly Services Inc. and Manpower. The employee leasing industry consists of approximately 4,500 service providers. Our largest national competitors in employee leasing include Administaff, Inc., Gevity HR, and the employee leasing divisions of large business service companies such as Automatic Data Processing, Inc., and Paychex, Inc.
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
Historically, in periods of economic prosperity, the number of firms providing temporary services has increased significantly due to the combination of a favorable economic climate and low barriers to entry. Recessionary periods generally result in a reduction in the number of competitors through consolidation and closures; however, historically this reduction has proven to be for a limited time as the following periods of economic recovery have led to a return in growth in the number of competitors.
Due to the difficult current economic environment that arose in the latter half of 2008, we believe many of our smaller, local competitors will struggle and we anticipate further consolidation in the near term. We view this as an opportunity to increase our market share in 2009 and beyond.
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
Trade names
CBS Personnel uses the following tradenames: CBS Personnel TM, CBS Personnel Services TM, Columbia Staffing TM, Columbia Healthcare Services TM, Venturi Staffing Partners TM and Staffmark TM. We believe these trade names have strong brand equity in their markets and have significant value to CBS Personnel’s business.

Facilities
CBS Personnel, headquartered in Cincinnati, Ohio, currently provides staffing services through its 233 branch offices located in 28 states. Average revenue per branch was approximately $3.5 million in 2008 and 89% of the branches were profitable. CBS Personnel also operated on-site locations, which accounted for approximately $200 million in revenues in 2008. The following table shows the number of branch offices located in each state in which CBS Personnel operates and the employee hours billed by branch offices and on-site locations for the fiscal year ended December 31, 2008. This table excludes approximately 64,000 employee hours billed by branches that were closed in 2008, in which the hours were not absorbed by another CBS branch.

		Employee
	Number of	Hours
State	Branch Offices	Billed (000’s)
CA	35	8,777
OH	27	10,300
TN	18	11,134
AR	17	5,361
TX	16	5,868
KY	14	3,447
NC	12	3,368
PA	11	3,041
IL	10	3,175
IN	10	2,842
GA	9	3,162
SC	9	2,033
MD	5	312
MA	4	1,531
VA	4	1,430
NV	4	708
NJ	4	657
WA	4	443
AZ	3	708
NY	3	452
KS	2	699
MS	2	582
AL	2	559
CO	2	421
CT	2	327
OK	2	288
DE	1	595
OR	1	275
MO	0	298
WI	0	296
FL	0	20

	233	73,109

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
Employees
As of December 31, 2008, CBS Personnel employed approximately 158 individuals in its corporate staff and approximately 1132 staff members in its field operations. During the year ended December 31, 2008, 2007 and 2006, CBS Personnel placed, on average, over 38,000, 23,000 and 22,000 temporary personnel, not including leased personnel, on engagements of varying durations on a weekly basis. None of CBS Personnel’s employees are subject to collective bargaining agreements. We believe that CBS personnel’s relationship with its employees is good.
Temporary employees placed by CBS Personnel are generally CBS Personnel’s employees while they are working on assignments. As the employer of its temporary employees, CBS Personnel maintains responsibility for applicable payroll taxes and the administration of the employee’s share of such taxes.

Rebranding of CBS Personnel
On February 27, 2009 management announced that Staffmark is now the new name of the combined CBS Personnel, Staffmark, and Venturi Staffing organizations and will be recognized by a new corporate identity. The decision to rebrand the three companies under the Staffmark name is the result of twelve months of strategic planning, with emphasis on gathering broad-based feedback from customers and employees throughout all geographic locations. The new identity will be deployed throughout CBS Personnel, Venturi Staffing, and Staffmark offices in a transitioned rollout over the next 12-18 months. Throughout this document we will continue to refer to CBS Personnel when discussing the combined operations of CBS personnel, Staffmark and Venturi Staffing.
Fox
Overview
Fox, with operations headquartered in Watsonville, California, is a branded action sports company that designs, manufactures and markets high-performance suspension products for mountain bikes, snowmobiles, motorcycles, all-terrain vehicles (“ATVs”), and other off-road vehicles.
Fox’s products are recognized by manufacturers and consumers as being among the most technically advanced suspension products currently available in the marketplace. Fox’s technical success is demonstrated by its dominance of award winning performances by professional athletes utilizing its suspension products. As a result, Fox’s suspension components are incorporated by OEM customers on their high-performance models at the top of their product lines. OEMs leverage the strength of Fox’s brand to maintain and expand their own sales and margins. In the Aftermarket segment, customers seeking higher performance select Fox’s suspension components to enhance their existing equipment.
Fox sells to approximately 134 OEM and 6,875 Aftermarket customers across its market segments. In each of the years 2008 and 2007, approximately 76% and 75% of net sales were to OEM customers with the remaining sales to Aftermarket customers. Fox’s senior management, collectively, has approximately 100 years of experience in the suspension design and manufacturing industry and other closely related industries. Additional information is available at www.foxracingshox.com.
For the fiscal years ended December 31, 2008 and 2007, Fox had net sales of approximately $131.7 million and $105.7 million and operating income of $10.7 million and $2.4 million, respectively. Fox had total assets of $124.5 million at December 31, 2008. Fox’s net sales represented 8.6% of our consolidated net sales for the year ended December 31, 2008.
History of Fox
Fox was founded by Bob Fox in 1974 when, having participated in motocross racing, he sought to create a racing suspension shock that was not prone to overheating like most of the shocks available at that time. Working in a friend’s garage, Mr. Fox created the “Fox Air-Shox”. The product was successful and within two years it was used to win the U.S. 500cc National Motocross Championship.
In 1978, Fox began producing high performance suspension products for off-road and motorcycle racing. From 1978 to 1983, Fox suspension users won the 500cc Grand Prix (motocross), Baja 1000 (off-road), AMA Super Bike (motorcycle road racing) and Indy 500 (auto racing) generating greater market awareness for the Fox brand especially among racing enthusiasts.
As Fox grew, the company applied the same core suspension technologies developed for motocross racing to other categories. In 1987, Fox entered the snowmobile market. By 1993, Fox began supplying the mountain bike industry with rear shocks before offering front fork suspensions in 2001. Fox entered the ATV and other off-road markets in 2002.
We acquired a majority interest in Fox on January 4, 2008.
Industry
Fox provides suspension products for mountain biking and powered vehicles, such as, snowmobiles, all-terrain/utility vehicles, motorcycling/motocross and off-road/specialty vehicles.

Mountain Biking — In 2007, the US mountain biking market generated over $6.0 billion of sales according to the National Bicycle Dealers Association. Mountain bike related sales accounted for approximately 28% of this total. These sales were primarily conducted through three channels: mass merchants, chain sporting goods and Independent Bike Dealers (IBDs). These channels are differentiated by the price, quality and selection of the mountain bikes they offer, with the IBD segment consisting of premium priced and highly technical performance bikes.
Mountain biking enthusiasts typically have strong preferences concerning not only the OEM brand but also for the components used by OEM manufacturers. Shocks, forks, wheels and drive-trains strongly influence customers’ buying decisions. OEMs have formed partnerships with premium component manufacturers having strong brands in order to generate increased sales of their fully assembled bikes. Fox’s components are generally selected by OEMs participating in the IBD segment and by Aftermarket consumers seeking increased performance characteristics.
Snowmobiles — In 2007, the worldwide market for new snowmobiles was $1.3 billion. Fox management estimates replacement parts, accessories and clothing accounted for an additional $900 million. Snowmobiling can be segmented into the following categories: Performance/crossover snowmobiles used for a variety of activities including racing; Touring/utility snowmobiles that are more comfortable and often seat two people; Mountain snowmobiles that are performance-oriented, focusing on vertical geography; Trail snowmobiles that are primarily used for riding groomed and un-groomed trails; and Youth snowmobiles. Fox provides suspension products in each of these categories.
As a way to stimulate demand for new snowmobiles and entice customers to purchase more premium priced snowmobiles, OEMs will select Fox shocks. Additionally, OEMs offer the Fox’s shock absorbers as upgrades on less expensive models. Aftermarket customers will select Fox components for increased performance characteristics.
All-Terrain Vehicles — In 2007, the worldwide ATV market was $8.6 billion according to management’s estimates. The market for all-terrain vehicles (ATVs) and utility vehicles can be divided into four segments: Recreation/Utility ATVs that are primarily used for trail riding, hunting and farming; Sport ATVs are high performance, two-wheel drive machines used for racing and aggressive trail riding; Youth ATVs; and Side-by-Side ATVs. Fox develops and sells shocks into the performance and racing sport, youth and side-by-side sub-segments of the ATV market.
Similar to the snowmobile industry, OEMs will stimulate demand for new ATVs and entice customers to purchase more premium priced ATVs by selecting Fox’s shocks for their premium models. Additionally, OEMs offer the company’s shock absorbers as upgrades on less expensive models. Aftermarket sales are comprised of customers seeking enhanced performance characteristics.
Motorcycles/Motocross — In 2007, the worldwide motorcycle market was $32 billion according to management estimates . The motorcycle market consists of all classes of on-road and off-road motorcycles. There are three main categories: On-highway motorcycles that are primarily used on paved roads; Dual motorcycles that are used for both on and off-road activities; and Off-highway motorcycles that are only certified for off-road use. The Off-road category is further segmented into motocross, off-road which includes youth motocross and youth off-road. Currently, OEM needs for suspension products are largely filled by captive suppliers in this category. As such, Fox has focused on the Aftermarket performance racing segments. Aftermarket sales are comprised of customers seeking enhanced performance characteristics.
Off-Road Vehicles— The off-road vehicle industry can be divided into five segments: off-road trucks, buggies, sand buggies, rock crawlers and lifted trucks. Consumers in the truck, buggy, sand buggy and rock crawler categories range from serious racers and enthusiasts to individuals involved primarily in recreational activities. The lifted truck segment, which consists of vehicles that in many cases never leave the highway, is divided generally by price point. Fox’s products target only the high-end price point for each of these five segments. Off-road vehicles are generally customized vehicles with aftermarket components unlike OEM vehicles. As a result Fox generally sells to Aftermarket consumers seeking increased performance characteristics.

Products and Services
Fox designs and manufactures suspension products that dissipate the energy and force generated by various action sport activities. A suspension product lets wheels move up and down to absorb bumps and shocks while keeping the tires in contact with the ground for better control. Fox’s products use aerospace alloys and feature adjustable suspension, progressive spring rates, and low weight combined with structural rigidity. Fox suspension products improve user control for greater performance while maximizing comfort levels.
Each suspension product built at Fox’s manufacturing facilities is hand fit according to precise specifications at multiple stages throughout the assembly process to ensure consistently high performance levels and customer satisfaction. Finished parts are assembled in multiple assembly cells and on an assembly line using precise tooling to ensure manufacturing consistency and product functionality. Fox has developed a number of highly sophisticated assembly machines to ensure consistent high quality.
Competitive Strengths
Proprietary Engineering Expertise — Fox maintains a broad base of technical innovation and design that has been developed over the past 35 years. Fox’s technical expertise enables the development and production of some of the most advanced suspension products available in the market. With its history of innovation and design, Fox has created a deep portfolio of key intellectual property related to suspension technology and applications.
Highly Recognizable Brand — Driven by a long history of innovation, Fox has created a highly respected and well-known brand for advanced suspension products. A product branded with the FOX Racing Shox logo represents the highest level of technical performance for enthusiasts and professionals who require suspension systems capable of handling demanding conditions. The FOX Racing Shox logo is prominently displayed on all of Fox’s products and provides a halo effect for complementary products.
Strong Blue-Chip Customer Relationships — Given the long history of performance for Fox’s suspension products, OEM customers seeking the highest level of quality and technical features for suspension have developed strong long-term relationships with the company.
Business Strategies
Expand Revenues from Powered Sports Business — Fox’s focus on developing premier suspension technologies continues to create complementary opportunities across this segment. For example, Fox was chosen to supply shocks to Ford’s Special Vehicle Division specifically for its F-150 SVT Raptor Off-Road Truck. Additionally, Fox is currently in discussions with participants in numerous other industries including military applications.
Expand Aftermarket Sales — The sale of aftermarket parts typically carries higher gross margins than a similar OEM sale. Fox is further investing in its Aftermarket sales infrastructure to foster sales growth in 2009 and beyond. One of the simplest and most effective ways for customers to improve their performance is the purchase and installation of an aftermarket Fox suspension product when compared to the expense of purchasing an entirely new platform.
International Growth — Due to the successful efforts of Fox’s operations teams, distribution to foreign OEMs and distributors is well-established. By selectively increasing infrastructure and honing its focus on identified opportunities, Fox plans to continue its sales growth in Europe. Further, management plans include investigation of other international market opportunities such as Asia and South America. International sales represented 70%, 67% and 53% of net sales in fiscal 2008, 2007 and 2006, respectively.
Pursue New Market Trends and Opportunities — New trends in action sports can lead to significant market opportunities. Fox’s close association with racing and its professionals allows it to see new trends as they emerge. Depending on the trend, Fox will develop new products that address these needs.

Research and Development
Fox’s products are among the most technically advanced and rigorously engineered in their markets. They are specifically designed to function and perform under diverse and extreme conditions. Fox’s research and development effort is at the core of its strategy of product innovation and market leadership. Fox’s products feature a combination of innovative design, high-quality materials, functionality and performance elements and are recognized as being the leaders or among the leaders in all of the market segments in which they participate.
Fox has a ten person core R&D team, which has collectively over 147 years of combined industry experience. In addition to the core engineering group, a large number of other Fox staff members, who also use the company’s products, contribute to the research and development effort at various stages. This may take the form of initial brainstorming sessions or ride testing products in development. Product development also includes collaborating with customers, field testing by sponsored race teams and working with grass roots riders. This feedback helps ensure products will meet the company’s demanding standards of excellence as well as the constantly changing needs of professional and recreational end users.
Fox’s R&D activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance testing center equipped to ensure product safety, durability and superior performance. The testing center collects data and tests products prior to and after commercial introduction. Suspension products undergo a variety of rigorous performance and accelerated life tests. Research and development costs totaled $2.6 million, $2.0 million and $1.7 million in each of the years 2008, 2007 and 2006.
Customers
Fox’s reputation for product quality, durability and technical excellence has resulted in a customer base that includes some of the world’s leading OEMs and a loyal following of knowledgeable and experienced end users. Fox’s OEM customers are market leaders in their respective categories, and help define, as well as respond to, consumer trends in their respective industries. These customers provide exceptional market support for Fox by including the company’s products on their highest-performing models. OEMs will often use Fox’s components to improve the marketability and demand of their own products.
Fox sells to over 185 OEM customers and 6,875 Aftermarket customers. One customer accounted for approximately 10.7% and 12.8% of net sales for the years ended December 31, 2008 and 2007, respectively. Fox’s top 20 customers accounted for approximately 60.9% and 61.2% of net sales in 2008 and 2007 (sales data by customer was not readily available for 2006). International sales totaled $92.5 million, $70.5 million and $46.7 million in each of the years 2008, 2007 and 2006, respectively. Sales to Taiwan totaled $44.8 million and $37.3 million in 2008 and 2007, respectively. Sales attributable to countries outside the United States are based on shipment location. The international sales amounts provided do not necessarily reflect the end customer location as many of our products are assembled at international locations with the ultimate customer located in the United States.
Sales and Marketing
Fox employs 12 dedicated sales professionals. Each divisional sales person is fully dedicated to servicing either OEM or Aftermarket customers ensuring that Fox’s customers receive only the most capable person to address their unique needs. Fox strongly believes that providing the best service to its end customers is essential in maintaining its reputational excellence in the marketplace. The sales force receives training on the latest Fox products and technologies in addition to attending trade shows to increase its market knowledge.
The primary goal of the marketing program is to promote the technical superiority of Fox’s innovative products. Fox increases brand awareness and equity with end users through several marketing channels including: Advertisements in publications and websites; Team and individual sponsorships; Support and promotion at outdoor events; Trade shows; Website development; and Dealer support.
Approximately 2% of net sales was spent on advertising and marketing costs in 2008, 2007 and 2006, respectively.

Fox’s business is somewhat seasonal. Historically, net sales are highest during the fiscal quarters ended June and September. We believe this seasonality is due to consumer demand for new products containing our shocks increasing due to the summer outdoor recreation season.
Fox had approximately $14.9 million and $18.5 million in firm backlog orders at December 31, 2008 and 2007, respectively.
Competition
Competition in the high-end performance segment of the suspension market revolves around technical features, performance and durability, customer service, price and reliable order execution. While price is a factor in all purchasing decisions, customers consider Fox’s products to be an outstanding value proposition given their significant performance and other attributes.
Fox competes with several large suspension providers as well as numerous small manufacturers who provide branded and unbranded products. These competitors can be segmented into the following categories:
Mountain Biking — Fox competes with several companies that manufacture front and rear mountain bike suspension products. Management believes these include RockShox (a subsidiary of SRAM Corporation), Tenneco Marzocchi S.r.l. (a subsidiary of Tenneco Inc.), Manitou (a subsidiary of HB Performance Systems), SR Suntour and DT Swiss (a subsidiary of Vereinigte Drahtwerke AG).
Snowmobiles — Within the snowmobile market, Management believes its two main competitors include KYB (Kayaba Industry Co., Ltd.) and Arvin (ArvinMeritor, Inc.). Other suppliers include Öhlins Racing AB, Walker Evans Racing, Works Performance Products and Penske Racing Shocks / Custom Axis, Inc.
All-Terrain Vehicles — A large percentage of the shocks supplied to OEM ATV manufacturers are the result of either long-term supplier relationships or captive business units associated with a specific OEM. Alternatively, ATV manufacturers source suspensions from a variety of suspension manufacturers depending on the final application and performance requirements.
Management believes its two primary competitors outside of captive OEM suppliers are ZF Sachs (ZF Friedrichshafen AG) and Arvin. Aftermarket shocks are available from large OEMs plus a number of primarily aftermarket suppliers including Elka Suspension Inc., Öhlins Racing AB, Works Performance Products and Penske Racing Shocks / Custom Axis, Inc.
Off-Road Vehicles — Within the off-road vehicle category, Fox competes with both branded and unbranded competitors. The two largest competitors to Fox in management’s opinion are ThyssenKrupp Bilstein Suspension GmbH (“Bilstein”) and King Shock Technology, Inc. (“King Shock”). Other competitors include Sway-A-Way, Pro Comp Suspension, Edelbrock Corporation and Walker Evans Racing.
Suppliers
Fox works closely with its supply base, and depends upon certain suppliers to provide raw inputs, such as forgings and castings and molded polymers that have been optimized for weight, structural integrity, wear and cost. Fox typically has no firm contractual sourcing agreements with these suppliers other than purchase orders.
Additionally, Fox internally manufactures over 600 different components. Depending on component requirements, raw inputs go through a combination of machining processes including computer numeric control machines, drill stations and lathes. Fox utilizes manufacturing models and workflow analysis tools to minimize bottlenecks and maximize capital asset utilization. After initial machining, components are then outsourced to specialized manufacturers for plating, grinding, anodizing and reaming.

Fox ‘s primary raw materials used in production are aluminum and magnesium. Fox uses multiple suppliers for these raw materials and believes that these raw materials are in adequate supply and are available from many suppliers at competitive prices. Although we expect these costs to decrease during fiscal 2009 due to an expected decline in related commodity prices, these decreases may not occur as it is possible that our suppliers may reduce overall supply in an effort to maintain higher prices. These actions would delay or eliminate cost reductions.
Intellectual Property
Fox relies upon a combination of patents, trademarks, trade names, licensing arrangements, trade secrets, know-how and proprietary technology in order to secure and protect its intellectual property rights.
Fox’s in-house intellectual property department and in-house counsel diligently protect its new technologies with patents and trademarks and vigorously defend against patent infringement lawsuits. Fox currently owns 16 patents on proprietary technologies for shock absorbers and front fork suspension products and has an additional 40 patent pending applications in at the U.S. Patent Office. Fox’s patent portfolio, we believe, acts as an impediment to competitors to introduce products with comparable features.
Regulatory Environment
Fox’s manufacturing and assembly operations, its facilities and operations are subject to evolving federal, state and local environmental and occupational health and safety laws and regulations. These include laws and regulations governing air emissions, wastewater discharge and the storage and handling of chemicals and hazardous substances. Management believes that Fox is in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations. New requirements, more stringent application of existing requirements, or discovery of previously unknown environmental conditions may result in material environmental expenditures in the future.
Additionally, Fox is subject to the jurisdiction of the United States Consumer Product Safety Commission (CPSC) and other federal, state and foreign regulatory bodies. Under CPSC regulations, a manufacturer of consumer goods is obligated to notify the CPSC, if, among other things, the manufacturer becomes aware that one of its products has a defect that could create a substantial risk of injury. If the manufacturer has not already undertaken to do so, the CPSC may require a manufacturer to recall a product, which may involve product repair, replacement or refund. Fox has never had any of its products recalled.
Employees
As of December 31, 2008, Fox employed approximately 417 persons. Of these employees approximately 53 were in sales, marketing and customer service, 26 were in engineering and 307 were in operations and IT with the remainder serving in executive and administrative capacities. None of Fox’s employees are subject to collective bargaining agreements. We believe that Fox’s relationship with its employees is good.
HALO
Overview
With operations headquartered in Sterling, IL, HALO is an independent provider of customized drop-ship promotional products in the U.S. and operates under the well-known brand names of HALO and Lee Wayne. Through an extensive group of dedicated sales professionals, HALO serves as a one-stop shop for over 40,000 customers throughout the U.S. HALO is involved in the design, sourcing, management and fulfillment of promotional products across several product categories, including apparel, calendars, writing instruments, drinkware and office accessories. HALO’s sales professionals work with customers and vendors to develop the most effective means of communicating a logo or marketing message to a target audience. A large majority of products sold are drop shipped, reducing the company’s inventory risk.
We believe HALO is the largest promotional products business in the customized, drop ship sub-sector of the highly fragmented $19.4 billion domestic promotional products market. HALO’s size and scale enables specialization and efficiency in back office functions that cannot be replicated by smaller, independent operators. This scale generates purchasing power with vendors and allows HALO to consolidate purchases across its client base to achieve improved product pricing. Additional information is available at www.Halo.com.

For the fiscal years ended December 31, 2008, 2007 and 2006, HALO had net sales of approximately $159.8 million, $144.3 million and $115.6 million, and operating income of $5.3 million $5.7 million and $5.4 million in fiscal 2008, 2007 and 2006. HALO had total assets of $115.6 million at December 31, 2008. Net sales from HALO represented 10.4% and 15.3% of our total consolidated net sales for fiscal 2008 and 2007, respectively.
History of HALO
HALO was founded in 1952 under its predecessor Lee Wayne Corporation. Lee Wayne Corporation was acquired in the early 1990s by HA-LO Industries, Inc., a provider of advertising and marketing services. In 2004, the entity formed to acquire the domestic promotional product assets of HA-LO Industries, Inc. and was renamed HALO Branded Solutions, Inc.
HALO acquired Goldman Promotions, a promotional products distributor in April 2008, and the promotional products distributor division of Eskco, Inc in November 2008.
We acquired a majority interest in HALO on February 28, 2007.
Industry
Promotional products provide companies with targeted marketing and long term exposure. Given the effectiveness of this type of brand endorsement, approximately 95% of companies use some form of promotional product as a component of their overall marketing strategy, according to the Promotional Products Association International (“PPAI”). In contrast to general advertising, promotional products enable targeted marketing to individuals and yield long term exposure from repeated use. According to PPAI the promotional products industry grew at a CAGR of 4.5% between 2002 and 2007. Growth has been driven by the efficacy of promotional products in creating and enhancing brand awareness.
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
HALO and its sales professionals assist customers in identifying and designing promotional products that increase the awareness and appeal of brands, products, companies and organizations. HALO sales people regularly play a consultative role with customers in the development of promotional materials, resulting in an array of product sourcing. HALO also provides fulfillment services on a selective basis.
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
•	Industry Leading, Scalable Back Office Infrastructure — HALO’s management team believes that an important factor in attracting and retaining high quality account executives is providing an efficient and effective order processing and administrative system. HALO’s customer service organization provides critical support functions for its sales force including order entry, product sourcing, order tracking, vendor payment, customer billing and collections. HALO’s scale in the industry has allowed it to make information technology and personnel investments to create a sophisticated infrastructure that management believes differentiates it from many smaller industry participants.

•	Diverse Customer Base Characterized by Long-Standing Relationships — HALO’s revenue base possesses little customer, end market or geographic concentration. It currently does business with over 40,000 customers in various end markets. For the fiscal year ended December 31, 2008, 2007 and 2006, HALO’s top ten customers represented less than 20% of its revenues. HALO’s team of account executives are often deeply involved in their local communities and possess deep and long standing relationships with customers of all sizes.

•	Extensive Relationships with a Broad Base of Suppliers — HALO’s management believes its relationships with a wide range of suppliers of promotional products allows HALO to offer its end customers the most complete line of items in the industry.
Business Strategies
•	Attract and Retain Account Executives — As HALO’s infrastructure is relatively fixed in nature, it can derive significant incremental contribution from the addition of account executives. Further, HALO’s management believes it has developed a combination of service and compensation that allows it to offer account executives a value proposition superior to those offered by its competitors.

•	Optimize the Productivity of Account Executives — The management team of HALO continuously strives to increase the productivity of its account executives. HALO routinely provides its account executives with marketing support tools and training. In addition, for larger accounts, HALO works with account executives to develop proprietary solutions that allow customers to better measure and track their programs, thereby increasing their loyalty.

•	Restructure costs — In light of current severe economic pressures, HALO has reduced its expenses to more appropriately align its cost structure with anticipated reductions in revenue due to the current economic downturn. These expense reductions address most aspects of HALO’s business.

•	Selectively Acquire and Integrate — HALO’s management believes that HALO is well positioned to take advantage of the industry’s fragmentation and economies of scale. In the past, HALO has achieved significant synergies by acquiring and integrating other distributors. Recognizing this opportunity, HALO’s management team is constantly evaluating potential acquisition opportunities. We believe that current economic conditions may enhance our opportunities to make desirable acquisitions.
Customers
HALO has developed relationships with a diverse base of over 40,000 customers. HALO’s customers include a number of Fortune 500 companies as well as privately held businesses that rely on HALO as their sole marketing services provider. Sales to HALO’s top ten customers comprised fewer than 20% of total sales in 2008 and 2007.
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
HALO historically recognizes approximately 70% of its net sales in the fiscal quarters ended September and December due to calendar sales and corporate demand during the holiday season.
The following represents product category sales as a percent of gross sales by product in fiscal 2008:
(Percent of sales by product category is not available for prior years)

Percent of
Product category	sales
Apparel	19.9%
Office accessories	15.1%
Bags	14.1%
Writing instruments	13.8%
Calendars	11.6%
Jewelry/awards	5.0%
Drinkware	4.0%
Other	16.5%

100.0%

Substantially all revenue is derived from sales within the United States.
HALO had approximately $15.0 million and $12.5 million in firm backlog orders at December 31, 2008 and 2007, respectively.
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
Suppliers
HALO purchases products and services from over 3,500 companies. One supplier accounted for approximately 10% of purchases in the year ended December 31, 2008. If circumstances required us to replace this supplier we believe we could do so with minimal interruption in our product flow and at a negligible cost.
Employees
As of December 31, 2008, HALO employed approximately 477 full-time employees and approximately 760 independent sales representatives. Of the full-time employees, approximately 297 were in sales and customer service, 31 were in fulfillment, with the remainder serving in executive and administrative office capacities. None of HALO’s employees are subject to collective bargaining agreements. We believe that HALO’s relationship with its employees is good.

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
Our audited financial statements only include consolidated results of operations and cash flows for the years ended December 31, 2008 and December 31, 2007, and the period from May 16, 2006 through December 31, 2006. Consequently, meaningful year-to-year comparisons of full year 2007 and full year 2006 are not and will not be available.
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
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. While we have concluded that at December 31, 2008 we have no material weaknesses in our internal controls over financial reporting we cannot assure you that we will not have a material weakness in the future. A “material weakness” is a control deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to maintain a system of internal controls over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or by the NASDAQ Stock Market LLC. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected.

We face risks with respect to the evaluation and management of future platform or add-on acquisitions.
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
The Trust’s sole asset is its interest in the Company, which holds controlling interests in our businesses. Therefore, we are dependent upon the ability of our businesses to generate earnings and cash flow and distribute them to us in the form of interest and principal payments on indebtedness and, from time to time, dividends on equity to enable us, first, to satisfy our financial obligations and, second, to make distributions to our shareholders. This ability may be subject to limitations under laws of the jurisdictions in which they are incorporated or organized. If, as a consequence of these various restrictions, we are unable to generate sufficient receipts from our businesses, we may not be able to declare, or may have to delay or cancel payment of, distributions to our shareholders.
We do not own 100% of our businesses. While the Company is to receive cash payments from our businesses which are in the form of interest payments, debt repayment and dividends, if any were to be paid by our businesses, they would be shared pro rata with the minority shareholders of our businesses and the amounts of dividends made to minority shareholders would not be available to us for any purpose, including Company debt service or distributions to our shareholders. Any proceeds from the sale of a business will be allocated among us and the minority shareholders of the business that is sold.

The Company’s board of directors has the power to change the terms of our shares in its sole discretion in ways with which you may disagree.
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
The LLC Agreement and the Trust Agreement contain a number of provisions that could make it more difficult for a third party to acquire, or may discourage a third party from acquiring, control of the Trust and the Company. These provisions include, among others:
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
At December 31, 2008, we had approximately $153.0 million of Term Debt outstanding and no outstanding borrowings on our Revolving Credit Facility. We expect to increase our level of debt in the future. The terms of our Revolving Credit Facility contains a number of affirmative and restrictive covenants that, among other things, require us to:
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
CGI, through a wholly owned subsidiary, owns 7,681,000 or 24.4% of our shares and may have significant influence over the election of directors in the future.

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
The management fee for the year ended December 31, 2008, was $14.7 million. The management fee is calculated by reference to the Company’s adjusted net assets, which will be impacted by the acquisition or disposition of businesses, which can be significantly influenced by our Manager, as well as the performance of our businesses and other businesses we may acquire in the future. Changes in adjusted net assets and in the resulting management fee could be significant, resulting in a material adverse effect on the Company’s results of operations. In addition, if the performance of the Company declines, assuming adjusted net assets remains the same, management fees will increase as a percentage of the Company’s net income.
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
Under the terms of the Management Services Agreement, our Manager is paid a management fee calculated as a percentage of the Company’s net assets, adjusted for certain items, and is unrelated to net income or any other performance base or measure. Our Manager, which Mr. Massoud, our Chief Executive Officer, controls, may advise us to consummate transactions, incur third party debt or conduct our operations in a manner that, in our Manager’s reasonable discretion, are necessary to the future growth of our businesses and are in the best interests of our shareholders. These transactions, however, may increase the amount of fees paid to our Manager. In addition, Mr. Massoud’s compensation is paid by our Manager from the management fee it receives from the Company. Our Manager’s ability to increase its fees, through the influence it has over our operations, may increase the compensation paid by our Manager to Mr. Massoud. Our Manager’s ability to influence the management fee paid to it by us could reduce the amount of cash flow available for distribution to our shareholders.

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
For so long as the Company or the Trust (if it is treated as a tax partnership) would not be required to register as an investment company under the Investment Company Act of 1940 and at least 90% of our gross income for each taxable year constitutes “qualifying income” within the meaning of Section 7704(d) of the Internal Revenue Code of 1986, as amended (the “Code”), on a continuing basis, we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. In that case our shareholders will be subject to U.S. federal income tax and, possibly, state, local and foreign income tax, on their share of the Company’s taxable income, which taxes or taxable income could exceed the cash distributions they receive from the Trust. There is, accordingly, a risk that our shareholders may not receive cash distributions equal to their portion of our taxable income or sufficient in amount even to satisfy their personal tax liability those results from that income. This may result from gains on the sale or exchange of stock or debt of subsidiaries that will be allocated to shareholders who hold (or are deemed to hold) shares on the day such gains were realized if there is no corresponding distribution of the proceeds from such sales, or where a shareholder disposes of shares after an allocation of gain but before proceeds (if any) are distributed by the Company. Shareholders may also realize income in excess of distributions due to the Company’s use of cash from operations or sales proceeds for uses other than to make distributions to shareholders, including funding acquisitions, satisfying short- and long-term working capital needs of our businesses, or satisfying known or unknown liabilities. In addition, certain financial covenants with the Company’s lenders may limit or prohibit the distribution of cash to shareholders. The Company’s board of directors is also free to change the Company’s distribution policy. The Company is under no obligation to make distributions to shareholders equal to or in excess of their portion of our taxable income or sufficient in amount even to satisfy the tax liability that results from that income.

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
The U.S. federal income tax treatment of holders of our shares depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. You should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS, and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in our shares may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. For example, changes to the U.S. federal tax laws and interpretations thereof could make it more difficult or impossible to meet the qualifying income exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, affect or cause us to change our investments and commitments, affect the tax considerations of an investment in us and adversely affect an investment in our Shares. Our organizational documents and agreements permit our board of directors to modify our operating agreement from time to time, without the consent of the holders of shares, in order to address certain changes in U.S. federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have a material adverse impact on some or all of the holders of our shares. Moreover, we will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to holders in a manner that reflects such holders’ beneficial ownership of partnership items, taking into account variation in ownership interests during each taxable year because of trading activity. However, these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions used by us do not satisfy the technical requirements of the Code and/or Treasury regulations and could require that items of income, gain, deductions, loss or credit, including interest deductions, be adjusted, reallocated, or disallowed, in a manner that adversely affects holders of the Shares.

Risks Relating Generally to Our Businesses
The recent disruption in the overall economy and the financial markets will continue to adversely impact our business.
Many industries, including those in which our businesses participate, have been affected by current economic factors, including the significant deterioration of global economic conditions, declines in employment levels, and shifts in consumer spending patterns. The recent disruptions in the overall economy and volatility in the financial markets have greatly reduced, and may continue to reduce, consumer confidence in the economy, negatively affecting consumer spending, which could be harmful to our financial position. Disruptions in the overall economy may also lead to a lower collection rate on billings as consumers or businesses are unable to pay their bills in a timely fashion. Decreased cash flow generated from our products may adversely affect our financial position and our ability to fund our operations. In addition, macro economic disruptions, as well as the restructuring of various commercial and investment banking organizations, could adversely affect our ability to access the credit markets. The disruption in the credit markets may also adversely affect the availability of financing to support our strategy for growth through future acquisitions. There is a risk that government responses to the disruptions in the financial markets will not restore consumer confidence, stabilize the markets, or increase liquidity and the availability of credit.
Many of our businesses are, and may be, susceptible to economic downturns or recessions. An economic downturn or recession may affect the ability of some or all of our businesses to generate earnings and cash flow and distribute them to us in the form of interest and principal payments on indebtedness and, from time to time, dividends on equity to enable us, first, to satisfy our financial obligations and, second, to make distributions to our shareholders. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. A failure of any of our businesses to satisfy financial or operating covenants under its loan documents could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could jeopardize the ability of such business to meet its obligations under the debt securities that we hold.
Impairment of our intangible assets could result in significant charges that would adversely impact our future operating results.
We have significant intangible assets, including goodwill with an indefinite life, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant intangible assets on our balance sheet are goodwill, technologies, customer relationships and trademarks we acquired when we acquired our businesses and Staffmark. Customer relationships are amortized on a straight line basis based upon the pattern in which the economic benefits of customer relationships are being utilized. Other identifiable intangible assets are amortized on a straightline basis over their estimated useful lives. We assess the potential impairment of goodwill and indefinite lived intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We assess definite lived intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
Factors that could trigger an impairment, include the following:
•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period;

•	changes in our organization or management reporting structure could result in additional reporting units, which may require alternative methods of estimating fair values or greater desegregation or aggregation in our analysis by reporting unit; and

•	a decline in our market capitalization below net book value.
As of December 31, 2008, we had identified indefinite lived intangible assets with a carrying value in our financial statements of $36.8 million, and goodwill of $339.1 million. At December 31, 2008, given the current disruption and uncertainty in the global economy, and our revenues being lower then projected, we determined that the appropriate triggers had been reached for an interim impairment test of goodwill at two of our reporting units, CBS Personnel and American Furniture. We compared our carrying value of goodwill to the fair value of the associated reporting unit, and determined that there has been no impairment of our goodwill at this time
Further adverse changes in the operations of our businesses or other unforeseeable factors could result in an impairment charge in future periods that would impact our results of operations and financial position in that period.
Our businesses are subject to unplanned business interruptions which may adversely affect our performance.
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
Each businesses’ success depends in part on its, or licenses to use others’, brand names, proprietary technology and manufacturing techniques. These businesses rely on a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures and contractual provisions to protect their intellectual property rights. The steps they have taken to protect their intellectual property rights may not prevent third parties from using their intellectual property and other proprietary information without their authorization or independently developing intellectual property and other proprietary information that is similar. In addition, the laws of foreign countries may not protect our businesses’ intellectual property rights effectively or to the same extent as the laws of the United States. Stopping unauthorized use of their proprietary information and intellectual property, and defending claims that they have made unauthorized use of others’ proprietary information or intellectual property, may be difficult, time-consuming and costly. The use of their intellectual property and other proprietary information by others, and the use by others of their intellectual property and proprietary information, could reduce or eliminate any competitive advantage they have developed, cause them to lose sales or otherwise harm their business.
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
Changes in inflation could materially adversely affect the costs and availability of raw materials used in our manufacturing businesses, and changes in fuel costs likely will affect the costs of transporting materials from our suppliers and shipping goods to our customers, as well as the effective areas from which we can recruit temporary staffing personnel. For example, for Advanced Circuits, the principal raw materials consist of copper and glass and represent approximately 16.1% of net sales in 2008. Prices for these key raw materials may fluctuate during periods of high demand. The ability by these businesses to offset the effect of increases in raw material prices by increasing their prices is uncertain. If these businesses are unable to cover price increases of these raw materials, their financial condition, business and results of operations could be materially adversely affected.
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
Risks Related to American Furniture
Competition from larger furniture manufacturers may adversely affect American Furniture Manufacturing’s business and operating results.
The residential upholstered furniture industry is highly competitive. Certain of American Furniture’s competitors are larger, have broader product lines and offer widely advertised, well-known, branded products. If such larger competitors introduce additional products in the promotional segment of the upholstered furniture market, the segment in which American Furniture primarily participates, it may negatively impact American Furniture’s market share and financial performance.

Risks Related to Anodyne
Certain of Anodyne’s products are subject to regulation by the FDA.
Certain of Anodyne’s mattress products are Class II devices within Section 201(h) of the Federal FDCA (21 USC §321(h), and, as such, are subject to the requirements of the FDCA and certain rules and regulations of the FDA. Prior to our acquisition of Anodyne, one of its subsidiaries received a warning letter from the FDA in connection with certain deficiencies identified during a regular FDA audit, including noncompliance with certain design control requirements, certain of the good manufacturing practice regulations defined in 21 C.F.R. 820 and certain record keeping requirements. Anodyne’s subsidiary has undertaken corrective measures to address the deficiencies and continues to fully cooperate with the FDA. Anodyne is vulnerable to actions that may be taken by the FDA which have a material adverse effect on Anodyne and/or its business. The FDA has the authority to inspect without notice, and to take any disciplinary action that it sees fit.
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
CBS Personnel may become ineligible to self-insure against its workers’ compensation exposure for certain employees and its workers’ compensation loss reserves may be inadequate to cover its ultimate liability for workers’ compensation costs.
CBS Personnel self-insures its workers’ compensation exposure for certain employees in certain states. It remains eligible to so self-insure provided it continues to meet certain financial and other requirements. CBS Personnel’s decline in operations resulting from the current significant economic downturn increases the risk that CBS Personnel will fail to meet these self-insurance requirements, which failure could materially increase its workers’ compensation insurance costs.
Additionally, the calculation of the workers’ compensation reserves involves the use of certain actuarial assumptions and estimates. Accordingly, reserves do not represent an exact calculation of liability. Reserves can be affected by both internal and external events, such as adverse developments on existing claims or changes in medical costs, claims handling procedures, administrative costs, inflation, and legal trends and legislative changes. As a result, reserves may not be adequate.
If reserves are insufficient to cover the actual losses, CBS Personnel would have to increase its reserves and incur charges to its earnings that could be material.
During the current significant economic downturn, CBS Personnel’s clients are likely to use fewer temporary and contract workers and could become unable to pay CBS Personnel for its services on a timely basis or at all, which would materially adversely affect our business.
Because demand for recruitment services is sensitive to changes in the level of economic activity, our business will continue to suffer during this economic downturn. As economic activity begins to slow down, companies tend to reduce their use of temporary and contract workers before undertaking layoffs of their regular employees, resulting in decreased demand for temporary and contract workers. Significant declines in demand, and thus in revenues, are resulting in expense de-leveraging, which in turn results in lower profit levels.
In addition, during economic downturns companies may slow the rate at which they pay their vendors or become unable to pay their debts as they become due. If any of our significant clients does not pay amounts owed to us in a timely manner or becomes unable to pay such amounts to CBS Personnel at a time when it has substantial amounts receivable from such client, CBS Personnel’s cash flow and profitability may suffer.
State unemployment insurance expense is a direct cost of doing business in the staffing industry. State unemployment tax rates are established based on a company’s specific experience rate of unemployment claims and a state’s required funding for total claims. Economic downturns may result in a higher occurrence of unemployment claims resulting in higher state unemployment tax rates. Additionally, as states are paying more in total prolonged claims during an economic downturn, states may increase unemployment tax rates to employers, regardless of the employer’s specific experience. This would result in higher direct costs to CBS Personnel.

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
Risks Related to Fox
Growth in popularity of alternative recreational activities may reduce demand for mountain bikes and off-road products which would reduce demand for Fox’s products
Mountain biking and other off-road sports compete against numerous recreational activities for share of time and spend of enthusiasts. Any growth in popularity of other outdoor activities at the expense of mountain biking and off-road sports could lead to a decrease in demand for the company’s product’s and could materially adversely affect Fox’s financial condition, business and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
          NONE
ITEM 2. — PROPERTIES
The Company
Our corporate offices are located in Westport, Connecticut, where we lease approximately 1,500 square feet from our Manager.
Advanced Circuits
Advanced Circuits operations are located in a 61,058 square foot building in Aurora, Colorado. This facility is leased and comprises both the factory and office space. The lease term is for 15 years with a renewal option for an additional 10 years.
American Furniture
American Furniture operates primarily from a manufacturing and warehousing facility located in Ecru, Mississippi, of which approximately 750,000 square feet was refurbished in 2008 as a result of damage caused by a fire in 2008. This 1.1 million square foot facility includes 350,000 square feet of manufacturing space, 750,000 square feet of warehouse space and 82 shipping docks. The facility operates at an average of 73% of total capacity. AFM can add additional manufacturing lines within its existing footprint to accommodate demand during peak times. In addition to AFM’s primary manufacturing facility, AFM leases approximately 200,000 square feet of warehouse and small manufacturing space within the vicinity of its primary Ecru facility. AFM also leases showroom space in High Point, North Carolina and Tupelo Mississippi, allowing it to showcase its products to buyers and during trade shows held in these areas.
On February 12, 2008, American Furniture’s 1.1 million square foot corporate office and manufacturing facility in Ecru, Mississippi was partially destroyed in a fire. Approximately 750,000 square feet of the facility was impacted by the fire. The executive offices were fundamentally unaffected. The recliner and motion plant, although largely unaffected, suffered some smoke damage but resumed operations on February 21, 2008. There were no injuries related to the fire.
Anodyne
Anodyne leases a 32,000 square foot facility in Coral Springs, Florida, which houses its manufacturing and distribution operations for the east coast. It also leases an 80,000 square foot facility in Corona, California, which houses the manufacturing and distribution facilities for the west coast. Anodyne also leases a 7,500 square foot facility in Oklahoma City, Oklahoma, which houses its PrimaTech Medical Systems subsidiary.
CBS Personnel
CBS Personnel’s principal executive offices are located in Cincinnati, Ohio where it leases 38,867 square feet of office space. CBS Personnel provides staffing services through 233 branch offices located in 28 states which include branch offices and locations for its recent Staffmark acquisition. Lease terms for the branch offices typically run from 3 to 5 years.
Fox
Fox’s corporate headquarters and main manufacturing facilities are located in an 86,000 square foot facility located in Watsonville California. In addition, Fox leases five other smaller facilities totaling approximately 61,000 square feet in the surrounding Watsonville area.
HALO
HALO distributes its products through a leased 40,000 square foot office facility and a 57,000 square foot fulfillment warehouse, both of which are located in Sterling, Illinois. Due to its high percentage of drop shipments, HALO is able to operate from a much smaller warehouse than a similar size company with a traditional inventory-based business model. HALO also maintains a small IT department in Oak Brook, Illinois and an office for its CEO in Chicago.

The following table shows the number of offices located in each state and the function of each office as of December 31, 2008.

State	Function	Offices	Square feet

California	Sales	5	22,595
Illinois	Administration	2	40,000
	Information Technology	1	4,766
	Warehousing	2	57,000
Louisiana	Sales	1	1,919
Ohio	Administration	2	3,796
Tennessee	Sales	1	8,804
Texas	Sales	2	20,292
Missouri	Sales	1	10,000
Kansas	Sales	1	1,500
Maryland	Sales	1	800
Florida	Sales	1	1,000
Pennsylvania	Sales	1	842
We believe that our properties at each of our businesses are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

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
Our Trust stock trades on the Nasdaq Global Select Market under the symbol “CODI.” The following table sets forth the high and low closing prices per share as reported by the Nasdaq Global Select during the periods indicated. The highest and lowest closing prices per share of Trust stock were $18.32 and $8.19, respectively for the periods presented below:

Quarter Ended	High	Low	Distribution Declared

March 31, 2007	$18.32	$16.75	$0.30
June 30, 2007	18.17	15.58	0.30
September 30, 2007	18.23	13.59	0.325
December 31, 2007	17.28	14.29	0.325
March 31, 2008	15.33	11.59	0.325
June 30, 2008	13.70	11.39	0.325
September 30, 2008	14.56	10.01	0.34
December 31, 2008	14.15	8.19	0.34
COMPARATIVE PERFORMANCE OF SHARES OF TRUST STOCK
     The performance graph shown below compares the change in cumulative total shareholder return on shares of Trust stock with the NASDAQ Stock Market Index (US) and the NASDAQ Other Finance Index (US) from May 16, 2006, when we completed our initial public offering, through the quarter ended December 31, 2008. The graph sets the beginning value of shares of Trust stock and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of shares of Trust stock.

			September 30,	December 31,
Data		June 30, 2006	2006	2006
Compass Diversified Holdings		$94.88	$102.61	$116.66
NASDAQ Stock Market Index		$97.44	$101.31	$108.35
NASDAQ Other Finance Index		$94.03	$104.02	$107.59

			September 30,	December 31,
Data	March 31, 2007	June 30, 2007	2007	2007
Compass Diversified Holdings	$116.13	$125.17	$115.39	$109.84
NASDAQ Stock Market Index	$108.64	$116.78	$121.19	$118.98
NASDAQ Other Finance Index	$104.70	$112.86	$107.18	$108.11

			September 30,	December 31,
Data	March 31, 2008	June 30, 2008	2008	2008
Compass Diversified Holdings	$100.37	$91.09	$109.94	$94.32
NASDAQ Stock Market Index	$102.24	$102.86	$93.84	$70.75
NASDAQ Other Finance Index	$86.86	$85.52	$90.56	$57.91
Shareholders
As of February 27, 2009 we had 31,525,000 shares of Trust stock outstanding that were held by ten holders of record; however, we believe the number of beneficial owners of our shares is over 7,000.
Distributions
For the years 2007 and 2008 we have declared and paid quarterly cash distributions to holders of record as follows:

Quarter Ended	Declaration Date	Payment Date	Distribution Per Share

March 31, 2007	April 5, 2007	April 24, 2007	$0.30
June 30, 2007	July 10, 2007	July 27, 2007	$0.30
September 30, 2007	October 9, 2007	October 26, 2007	$0.325
December 31, 2007	January 11, 2008	January 30, 2008	$0.325
March 31, 2008	April 5, 2008	April 25, 2008	$0.325
June 30, 2008	July 10, 2008	July 29, 2008	$0.325
September 30, 2008	October 9, 2008	October 31, 2008	$0.34
December 31, 2008	January 8, 2009	January 30, 2009	$0.34
We intend to continue to declare and pay regular quarterly cash distributions on all outstanding shares through fiscal 2009. Our distribution policy is based on the cash flows of our businesses. The declaration and payment of any future distribution is subject to the approval of the Company’s board of directors, which is required to include a majority of independent directors. The Company’s board of directors takes into account such matters as general business conditions, our financial condition, results of operations, capital requirements and any contractual, legal and regulatory restrictions on the payment of distributions by us to our shareholders or by our subsidiaries to us, and any other factors that the board of directors deems relevant. However, even in the event that the Company’s board of directors were to decide to declare and pay distributions, our ability to pay such distributions will be adversely impacted due to unknown liabilities, government regulations, financial covenants of the Revolving Credit Facility of the Company, funds needed for acquisitions and to satisfy short- and long-term working capital needs of our businesses, or if our businesses do not generate sufficient earnings and cash flow to support the payment of such distributions. In particular, we may incur additional debt in the future to acquire new businesses, which debt will have substantial debt commitments, which must be satisfied before we can make distributions. These factors could affect our ability to continue to make distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7.

ITEM 6. — SELECTED FINANCIAL DATA
The following table sets forth selected historical and other data of the Company and should be read in conjunction with the more detailed consolidated financial statements included elsewhere in this report.
Selected financial data below includes the results of operations, cash flow and balance sheet data of the Company for the years ended December 31, 2008, 2007, 2006 and 2005. We were incorporated on November 18, 2005 (“inception”). Financial data included for the year ended December 31, 2005, includes the minimal activity experienced from inception to December 31, 2005. We completed our IPO on May 16, 2006 and used the proceeds of the IPO and separate private placement transactions, that closed in conjunction with our IPO, and from our third party credit facility, to purchase controlling interests in four of our initial operating subsidiaries. The following table details our acquisitions and dispositions subsequent to our IPO.

Acquisitions:	Acquisition Date	Disposition Date
Advanced Circuits(1)	May 16, 2006	n/a
CBS Personnel(1)	May 16, 2006	n/a
Crosman(1)	May 16, 2006	January 5, 2007
Silvue(1)	May 16, 2006	June 25, 2008
Anodyne	August 1, 2006	n/a
Aeroglide	February 28, 2007	June 24, 2008
HALO	February 28, 2007	n/a
American Furniture	August 31, 2007	n/a
Fox	January 4, 2008	n/a
Staffmark(2)	January 21, 2008	n/a

(1)	Represent initial operating subsidiaries.

(2)	Staffmark was acquired by our operating segment CBS Personnel.
The operating results for Crosman are reflected as discontinued operations in 2006 and as such are not included in the data below. The operating results for Aeroglide are reflected as discontinued operations in 2008 and 2007 and as such are not included in the data below. The operating results for Silvue are reflected as discontinued operations in 2008, 2007 and 2006 and as such are not included in the data below. Financial data included below therefore only includes activity in our operating subsidiaries from their respective dates of acquisition.

	Year ended December 31,
	2008	2007	2006	2005
Statements of Operations Data:
Net sales	$1,538,473	$841,791	$395,173	$—
Cost of sales	1,196,206	636,008	307,014	—

Gross profit	342,267	205,783	88,159	—
Operating expenses:
Staffing	102,438	56,207	34,345	—
Selling, general and administrative	165,768	94,426	31,605	1
Supplemental put expense	6,382	7,400	22,456	—
Management fees	15,205	10,120	4,158	—
Amortization expense	24,605	12,679	5,814	—

Operating income (loss)	27,869	24,951	(10,219)	(1)

Income (loss) from continuing operations	324	(946)	(29,080)	(1)
Income and gain from discontinued operations	77,970	41,314	9,831

Net income (loss) (1) , (2)	$78,294	$40,368	$(19,249)	$(1)

Cash Flow Data:
Cash provided by operating activities	$40,549	$41,772	$20,563	$—
Cash used in investing activities	(22,542)	(114,158)	(362,286)	—
Cash (used in) provided by financing activities	(39,812)	184,882	351,073	100
Net (decrease) increase in cash and cash equivalents	(21,885)	112,352	9,610	100

Per Share Data:
Basic and fully diluted income (loss) from continuing operations per share	$0.01	$(0.04)	$(2.29)	$—
Basic and fully diluted income from discontinued operations per share	2.47	1.50	0.77	—

Basic and fully diluted net income (loss) per share	$2.48	$1.46	$(1.52)	$—

(1)	Includes gains on the sales of Aeroglide and Silvue in 2008 of $34.0 million and $39.4 million, respectively, and Crosman in 2007 of $36.0 million.

(2)	Includes a charge to net income of $10.0 million for distributions made at the subsidiary (ACI) level in excess of cumulative earnings in 2007.

	December 31,
	2008	2007	2006	2005
Balance Sheet Data:
Current assets	$335,201	$299,241	$135,121	$3,408
Total assets	984,336	828,002	496,382	3,408
Current liabilities	139,370	106,613	155,534	3,309
Long-term debt	151,000	148,000	—	—
Total liabilities	440,458	373,285	214,759	3,309
Minority interests	79,431	21,867	24,909	100

ITEM 7. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This item 7 contains forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the sections entitled “Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual Report.
Overview
Compass Diversified Holdings, a Delaware statutory trust, was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company, was also formed on November 18, 2005. In accordance with the Trust Agreement, the Trust is sole owner of 100% of the Trust Interests (as defined in the LLC Agreement) of the Company and, pursuant to the LLC Agreement, the Company has outstanding, the identical number of Trust Interests as the number of outstanding shares of the Trust. The Manager is the sole owner of the Allocation Interests of the Company. The Company is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.
The Trust and the Company were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. We characterize small to middle market businesses as those that generate annual cash flows of up to $60 million. We focus on companies of this size because of our belief that these companies are often more able to achieve growth rates above those of their relevant industries and are also frequently more susceptible to efforts to improve earnings and cash flow.
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
Initial public offering and company formation
On May 16, 2006, we completed our initial public offering of 13,500,000 shares of the Trust at an offering price of $15.00 per share (the “IPO”). Total net proceeds from the IPO, after deducting the underwriters’ discounts, commissions and financial advisory fee, were approximately $188.3 million. On May 16, 2006, we also completed the private placement of 5,733,333 shares to CGI for approximately $86.0 million and completed the private placement of 266,667 shares to Pharos I LLC, an entity controlled by Mr. Massoud, the Chief Executive Officer of the Company, and owned by our management team, for approximately $4.0 million. CGI also purchased 666,667 shares for $10.0 million through the IPO.
Subsequent to the IPO the Company’s board of directors engaged the Manager to externally manage the day-to-day operations and affairs of the Company, oversee the management and operations of the businesses and to perform those services customarily performed by executive officers of a public Company.
From May 16, 2006 through December 31, 2008, we purchased nine businesses (each of our businesses is treated as a separate business segment) and disposed of three, as follows:
     Acquisitions
•	On May 16, 2006, we made loans to and purchased a controlling interest in CBS Personnel for approximately $128 million. As of December 31, 2008, we own approximately 66.4% of the common stock on a primary basis and 62.4% on a fully diluted basis.

•	On May 16, 2006, we made loans to and purchased a controlling interest in Crosman for approximately $73 million representing at the time of purchase approximately 75.4% on both a primary and fully diluted basis.

•	On May 16, 2006, we made loans to and purchased a controlling interest in Advanced Circuits for approximately $81 million. As of December 31, 2008, we own approximately 70.2% of the common stock on a primary and fully diluted basis.

•	On May 16, 2006, we made loans to and purchased a controlling interest in Silvue for approximately $36 million, representing at the time of purchase approximately 72.3% of the outstanding stock on both a primary and fully diluted basis.

•	On August 1, 2006, we made loans to and purchased a controlling interest in Anodyne for approximately $31 million. As of December 31, 2008, we own approximately 67.0% of the common stock on a primary basis and 57.0% on a fully diluted basis.

•	On February 28, 2007, we made loans to and purchased a controlling interest in Aeroglide for approximately $58 million, representing at the time of purchase approximately 88.9% of the outstanding stock on a primary basis and approximately 73.9% on a fully diluted basis.

•	On February 28, 2007, we made loans to and purchased a controlling interest in HALO was purchased for approximately $62 million. As of December 31, 2008, we own approximately 88.3% of the common stock on a primary basis and 73.6% on a fully diluted basis.

•	On August 28, 2007, we made loans to and purchased a controlling interest in American Furniture for approximately $97 million. As of December 31, 2008, we own approximately 93.9% of the common stock on a primary basis and 84.5% on a fully diluted basis.

•	On January 4, 2008, we made loans to and purchased a controlling interest in Fox for approximately $80.4 million. As of December 31, 2008, we own approximately 75.5% of the common stock on a primary basis and 68.0% on a fully diluted basis.
     Dispositions
•	On January 5, 2007, we sold all of our interest in Crosman, for approximately $143 million. We recorded a gain on the sale in the first quarter of 2007 of approximately $36 million.

•	On June 24, 2008, we sold all of our interest in Aeroglide, for approximately $95 million. We recorded a gain on the sale in the second quarter of 2008 of approximately $34 million.

•	On June 25, 2008, we sold all of our interest in Silvue, for approximately $95 million. We recorded a gain on the sale in the second quarter of 2008 of approximately $39 million.
We are dependent on the earnings of, and cash receipts from, the businesses that we own to meet our corporate overhead and management fee expenses and to pay distributions. These earnings and distributions, net of any minority interests in these businesses, will be available:
•	First, to meet capital expenditure requirements, management fees and corporate overhead expenses;

•	Second, to fund distributions from the businesses to the Company; and

•	Third, to be distributed by the Trust to shareholders.
2008 Highlights
Acquisition of Fox Factory
On January 4, 2008, we purchased a controlling interest in Fox, with operations headquartered in Watsonville, California. Fox is a designer, manufacturer and marketer of high end suspension products for mountain bikes, all-terrain vehicles, snowmobiles and other off-road vehicles. Fox both acts as a tier one supplier to leading action sport original equipment manufacturers and provides after-market products to retailers and distributors. We made loans to and purchased a controlling interest in Fox for approximately $80.4 million, representing approximately 75.5% of the outstanding equity
Acquisition of Staffmark
On January 21, 2008, CBS Personnel purchased all of the outstanding equity interests of Staffmark. Staffmark is a leading provider of commercial staffing services in the United States. Staffmark provides staffing services in over 30 states through over 200 branches and on-site locations. The majority of Staffmark’s revenues are derived from light industrial staffing, with the balance of revenues derived from administrative and transportation staffing, permanent placement services and managed solutions. Similar to CBS Personnel, Staffmark was one of the largest privately held staffing companies in the United States. CBS Personnel repaid approximately $80 million of Staffmark debt and issued CBS Personnel common stock valued at $47.9 million, representing approximately 28% of CBS Personnel’s outstanding common stock, on a fully diluted basis. As a result of the Staffmark acquisition we now own approximately 66.4% of the outstanding stock of CBS personnel on a primary basis and approximately 62.4% on a fully diluted basis.
Aeroglide disposition
On June 24, 2008, we sold our majority owned subsidiary Aeroglide, for a total enterprise value of approximately $95.0 million. Our share of the net proceeds, after accounting for the redemption of Aeroglide’s minority holders and payment of transaction expenses totaled $85.6 million. Our Manager was paid a profit allocation from this sale in August 2008, totaling approximately $7.3 million. We recognized a gain on the sale of approximately $34.0 million, or $1.08 per share.

Silvue disposition
On June 25, 2008, we sold our majority owned subsidiary Silvue, for a total enterprise value of $95.0 million. Our share of the net proceeds, after accounting for the redemption of Aeroglide’s minority holders and payment of transaction expenses totaled $71.3 million. Our Manager was paid a profit allocation from this sale in August 2008, totaling approximately $7.7 million. We recognized a gain on the sale of approximately $39.4 million, or $1.25 per share.
2008 Distributions
We increased our quarterly distribution to $0.34 per share during the third quarter of 2008. For the year we declared distributions to our shareholders totaling $1.33 per share.
Areas for focus in 2009
The areas of focus for 2009, which are generally applicable to each of our businesses, include:
•	Taking advantage, where possible, of the current economic downturn by growing market share in each of our market niche leading companies at the expense of less well capitalized competitors;

•	Achieving sales growth, technological excellence and manufacturing capability through global expansion;

•	Continuing to grow through disciplined, strategic acquisitions and rigorous integration processes;

•	Aggressively pursuing expense reduction and cost savings through contraction in discretionary spending and capital expenditures, and reductions in workforce and production levels in response to lower production volume;

•	Driving free cash flow through increased net income and effective working capital management enabling continued investment in our businesses, strategic acquisitions, and enabling us to return value to our shareholders; and

•	Sharply curtailing costs to help counteract the current global economic crisis.
Results of Operations
We were formed on November 18, 2005 and acquired our existing businesses (segments) as follows:

May 16, 2006	August 1, 2006	February 28, 2007	August 31, 2007	January 4, 2008
Advanced Circuits CBS Personnel	Anodyne	HALO	American Furniture	Fox
Fiscal 2007 and 2008 represents a full year of operating results included in our consolidated results of operations for only three of our businesses. The remaining three businesses were acquired during fiscal 2007 and 2008 (see table above). As a result, we cannot provide a meaningful comparison of our consolidated results of operations for the year ended December 31, 2008 with any prior year. In the following results of operations, we provide (i) our consolidated results of operations for the years ended December 31, 2008, 2007 and 2006, which includes the results of operations of our businesses (segments) from the date of acquisition and (ii) comparative historical results of operations for each of our businesses acquired in 2006, on a stand-alone basis, for each of the years ended December 31, 2008, 2007 and 2006, together with relevant pro-forma adjustments, and for each of our businesses acquired in 2007 and 2008 for the years ended December 31, 2008 and 2007, together with relevant pro-forma adjustments.

Consolidated Results of Operations — Compass Diversified Holdings

	Years Ended December 31,
	2008	2007	2006
Net sales	$1,538,473	$841,791	$395,173
Cost of sales	1,196,206	636,008	307,014

Gross profit	342,267	205,783	88,159

Staffing, selling, general and administrative expense	268,206	150,633	65,950
Management fees	15,205	10,120	4,158
Supplemental put expense	6,382	7,400	22,456
Amortization of intangibles	24,605	12,679	5,814

Operating income (loss)	$27,869	$24,951	$(10,219)

Net sales
On a consolidated basis net sales increased approximately $696.7 million in the year ended December 31, 2008 compared to 2007. The increase is primarily attributable to increased revenues at CBS Personnel resulting from the acquisition of Staffmark on January 23, 2008 and net sales attributable to our majority owned subsidiary Fox, also acquired in January 2008 ($131.7 million). On a consolidated basis net sales increased approximately $446.6 million in the year ended December 31, 2007 compared to 2006. This increase is due to net sales attributable to a full year of operations of our initial businesses (acquired on May 16, 2006) in 2007 and net sales results attributable to our 2007 acquisitions ($175.4 million). Refer to the following results of operations by segment for discussion and a more detailed analysis of net sales by segment.
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
Cost of sales
On a consolidated basis cost of sales increased approximately $560.2 million in the year ended December 31, 2008 compared to 2007 and $329.0 million in the year ended December 31, 2007 compared to 2006. These increases are due entirely to the corresponding increase in net sales referred to above. Refer to the following results of operations by segment for a discussion and a more detailed analysis of cost of sales.
Staffing, selling, general and administrative expense
On a consolidated basis, staffing, selling, general and administrative expense increased approximately $117.6 million in the year ended December 31, 2008 compared to 2007 and $84.7 million in the year ended December 31, 2007 compared to 2006. These increases are principally due to those costs associated with our 2008 acquisitions and 2007 acquisitions. Refer to the following results of operations by segment for a discussion and a more detailed analysis of staffing, selling, general and administrative expense. At the corporate level general and administrative costs increased approximately $2.0 million in 2008 compared to 2007 and $1.6 million in 2007 compared to 2006, in each case as a result of increased salaries and professional fees.

Management fees
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annualized) of our adjusted net assets, which is defined in the Management Services Agreement (see Related Party Transactions). For the year ended December 31, 2008, 2007 and 2006 we incurred approximately $14.7 million, $10.1 million and $4.2 million, respectively, in expense for these fees. The increase in management fees in 2008 is principally due to the increase in consolidated adjusted net assets in 2008 as a result of CBS Personnel’s acquisition of Staffmark in January 2008 and our acquisition of Fox in January 2008, offset in part by the sale of Aeroglide and Silvue in June 2008. The increase in management fees in 2007 compared to 2006 is principally due to incurring the management fee for four quarters in 2007 compared to only three in 2006, on our initial businesses, and the increase in adjusted net assets as a result of the 2007 acquisitions, offset in part by the sale of Crosman in January 2007.
In connection with the acquisition of Staffmark in January 2008, CBS Personnel paid approximately $0.5 million during the year ended December 31, 2008 to a separate manager of Staffmark, unrelated to CGM.
Supplemental put expense
Concurrent with the 2006 IPO, we entered into a Supplemental Put Agreement with our Manager pursuant to which our Manager has the right to cause us to purchase the Allocation Interests then owned by them upon termination of the Management Services Agreement. The Company accrued approximately $6.4 million, $7.4 million and $22.5 million in expense during the years ended December 31, 2008, 2007 and 2006, respectively, in connection with this agreement. This expense represents that portion of the estimated increase in the fair value of our businesses over our original basis in those businesses that our Manager is entitled to if the Management Services Agreement were terminated or those businesses were sold (see — Related Party Transactions).
Amortization of intangibles
On a consolidated basis, amortization expense of intangible assets increased approximately $11.9 million in the year ended December 31, 2008 compared to 2007 and approximately $6.9 million in the year ended December 31, 2007 compared to 2006. These increases are due entirely to the recognition of intangible assets and the attendant amortization directly related to the purchase price allocations performed for each of our acquisitions, since inception. Refer to the following results of operations by segment for a discussion and a more detailed analysis of intangible asset amortization expense.

Results of Operations — Our Businesses
As previously discussed, we acquired our businesses on various acquisition dates beginning May 16, 2006 (see table above). As a result, our consolidated operating results only include the results of operations since the acquisition date associated with each of the businesses. The following discussion reflects a comparison of the historical results of operations for each of our initial businesses (segments), for the complete fiscal years ending December 31, 2008, 2007 and 2006, as if we had acquired them on January 1, 2006. In addition, the historical results of operations for CBS Personnel include the results of Staffmark (acquired on January 21, 2008) as if CBS acquired Staffmark as of January 1, 2006. For the 2008 acquisitions and 2007 acquisitions the following discussion reflects comparative historical results of operations for the entire fiscal years ending December 31, 2008 and 2007 as if we had acquired the businesses on January 1, 2007. When appropriate, relevant pro-forma adjustments are reflected in the historical operating results. Adjustments to depreciation and amortization resulting from purchase allocations that were not “pushed down” to a business are not included. We believe this presentation enhances the discussion and provides a more meaningful comparison of operating results. The following operating results of our businesses are not necessarily indicative of the results to be expected for a full year, going forward.
Advanced Circuits
Overview
Advanced Circuits is a provider of prototype, quick-turn and volume production PCBs to customers throughout the United States. Collectively, prototype and quick-turn PCBs represent approximately 66.0% of Advanced Circuits’ gross revenues. Prototype and quick-turn PCBs typically command higher margins than volume production PCB’s given that customers require high levels of responsiveness, technical support and timely delivery of prototype and quick-turn PCBs and are willing to pay a premium for them. Advanced Circuits is able to meet its customers’ demands by manufacturing custom PCBs in as little as 24 hours, while maintaining over 98.0% error-free production rates and real-time customer service and product tracking 24 hours per day.
While global demand for PCBs has remained strong in recent years, industry wide domestic production has declined over 50% since 2000. In contrast, Advanced Circuits’ revenues have increased steadily as its customers’ prototype and quick-turn PCB requirements, such as small quantity orders and rapid turnaround, are less able to be met by low cost volume manufacturers in Asia and elsewhere. Advanced Circuits’ management anticipates that demand for its prototype and quick-turn printed circuit boards will remain strong and anticipates that demand will be impacted less by current economic conditions than by its longer lead time production business, which is driven more by consumer purchasing patterns and capital investments by businesses.
We purchased a majority ownership interest in Advanced Circuits on May 16, 2006.
Results of Operations
The table below summarizes the statement of operations for Advanced Circuits for the fiscal years ending December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Net sales	$55,449	$52,292	$48,139
Cost of sales	23,781	23,139	20,098

Gross profit	31,668	29,153	28,041
Selling, general and administrative expenses	10,872	8,914	12,855
Management fees	500	500	500
Amortization of intangibles	2,631	2,661	2,731

Income from operations	$17,665	$17,078	$11,955

Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007
Net sales
Net sales for the year ended December 31, 2008 was approximately $55.4 million compared to approximately $52.3 million for the year ended December 31, 2007, an increase of approximately $3.2 million or 6.0%. The increase in net sales was largely due to increased sales in quick-turn and prototype production PCBs, which increased by approximately $0.8 million and $2.1 million, respectively. Quick-turn production PCBs represented approximately 34.4% of gross sales for the year ended December 31, 2008 compared to approximately 33.0% for the fiscal year ended December 31, 2007. Prototype production represented approximately 31.6% of gross sales for the year ended December 31, 2008 compared to approximately 32.2% for the same period in 2007. Long-lead production and other sales as a percentage of gross sales increased to approximately 31.7% of gross sales for the fiscal year 2008 compared to approximately 32.1% for the fiscal 2007, as this segment of the company’s business is typically driven more by economic conditions than either quick-turn or prototype production.
Cost of sales
Cost of sales for the fiscal year ended December 31, 2008 was approximately $23.8 million compared to approximately $23.1 million for the year ended December 31, 2007, an increase of approximately $0.6 million or 2.8%. The increase in cost of sales was largely due to the increase in net sales. Gross profit as a percent of net sales increased by approximately 1.3% to approximately 57.1% for the year ended December 31, 2008 compared to approximately 55.8% for the year ended December 31, 2007, largely as a result of increased production efficiencies, due to increased volume, offset in part by slight increases in raw material costs.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $2.0 million during the year ended December 31, 2008 compared to the corresponding period in 2007. In 2008 Advanced Circuits incurred non-cash charges aggregating approximately $1.6 million reflecting loan forgiveness arrangements provided to Advanced Circuits’s senior management associated with CGI’s initial acquisition of Advanced Circuits, compared to $0.3 million in 2007. The 2007 loan forgiveness charge was only $0.3 million due to an over accrual of the charge in 2006. This non-cash charge will approximate $1.6 million in future years. The remaining increase of approximately $0.7 million is principally due to increases in personnel, salaries and wages and associated benefits.
Income from operations
Income from operations for the year ended December 31, 2008 was $17.7 million compared to $17.1 million for the year ended December 31, 2007, an increase of $0.6 million. This increase primarily was the result of increased net sales and other factors described above.
Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006
Net sales
Net sales for the year ended December 31, 2007 was approximately $52.3 million compared to approximately $48.1 million for the year ended December 31, 2006, an increase of approximately $4.2 million or 8.6%. The increase in net sales was largely due to increased sales in quick-turn and prototype production PCBs, which increased by approximately $2.2 million and $0.9 million, respectively. These sales increases were offset in part by an increase in promotional discounts of approximately $0.8 million. Quick-turn production PCBs represented approximately 33.0% of gross sales for the year ended December 31, 2007 as compared to approximately 32.1% for the fiscal year ended December 31, 2006. Prototype production represented approximately 32.2% of sales for the year ended December 31, 2007 compared to approximately 33.4% for the same period in 2006. Long-lead production sales as a percentage of sales increased to approximately 22.3% of sales for the fiscal year 2007 compared to approximately 20.4% for the fiscal year 2006.
Cost of sales
Cost of sales for the fiscal year ended December 31, 2007 was approximately $23.1 million compared to approximately $20.1 million for the year ended December 31, 2006, an increase of approximately $3.0 million or 15.1%. The increase in cost of sales was largely due to the increase in production. Gross profit as a percent of net sales decreased by approximately 2.5% to approximately 55.8% for the year ended December 31, 2007 compared to approximately 58.3% for the year ended December 31, 2006 largely as a result of significant increases in raw material costs, particularly the commodity items such as glass, copper and gold, as well as temporary inefficiencies caused as a result of capacity expansion at the Aurora, Colorado facility.

Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2007 was approximately $8.9 million compared to approximately $12.9 million for the year ended December 31, 2006, a decrease of approximately $3.9 million. Approximately $3.5 million of the decrease was due to loan forgiveness arrangements provided to Advanced Circuits’ management associated with CGI’s acquisition of Advanced Circuits. In 2006, Advanced Circuits accrued $3.8 million in non-cash charges associated with this arrangement compared to $0.3 million in 2007. In addition, cost savings totaling approximately $0.4 million were realized in fiscal 2007 due to decreases in employee incentive programs.
Income from operations
Income from operations was approximately $17.1 million for the year ended December 31, 2007 compared to approximately $12.0 million for the year ended December 31, 2006, an increase of approximately $5.1 million or 42.9%. The increase in income from operations was principally due to the increase in net sales and its associated gross margin and other factors, described above.
American Furniture
Overview
Founded in 1998 and headquartered in Ecru, Mississippi, American Furniture is a leading U.S. manufacturer of upholstered furniture, focused exclusively on the promotional segment of the furniture industry. American Furniture offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $999. American Furniture is a low-cost manufacturer and is able to ship any product in its line within 48 hours of receiving an order
On February, 12, 2008, American Furniture’s 1.1 million square foot corporate office and manufacturing facility in Ecru, MS was partially destroyed in a fire. Approximately 750 thousand square feet of the facility was impacted by the fire. The executive offices were fundamentally unaffected. The recliner and motion plant, although largely unaffected, suffered some smoke damage but resumed operations on February 21, 2008. There were no injuries related to the fire.
The Company temporarily moved its stationary production lines into other facilities. In addition to its 45 thousand square foot ‘flex’ facility, management secured 166 thousand square feet of additional manufacturing and warehouse space in the surrounding Pontotoc area. These temporary stationary production facilities provided the company with approximately 90% of the pre-fire stationary production capabilities for the months of April, through November where orders for stationary products were addressed by these temporary facilities, whereas the orders for motion and recliner products were addressed by the production facilities that were largely unaffected by the fire at the Ecru facility. On November 7, 2008 the damaged manufacturing facility was fully restored and operating.
American Furniture’s products are adapted from established designs in the following categories: (i) motion and recliner; (ii) stationary; (iii) occasional chair and; (iv) accent tables. American Furniture’s products are manufactured from common components and offer proven select fabric options, providing manufacturing efficiency and resulting in limited design risk or inventory obsolescence.

Results of Operations
The table below summarizes the results of operations for American Furniture for the fiscal year ending December 31, 2008 and the pro-forma results of operations for the year ended December 31, 2007. We acquired American Furniture on August 31, 2007. The following operating results are reported as if we acquired American Furniture on January 1, 2007.

	Year Ended December 31,
	2008	2007
		(Pro-forma)
	(in thousands)
Net sales	$130,949	$156,635
Cost of sales	104,540	120,739

Gross profit	26,409	35,896
Selling, general and administrative expenses (a)	17,853	20,672
Management fees	500	500
Amortization of intangibles (b)	2,933	2,933

Income from operations	$5,123	$11,791

Prior period results of operations of American Furniture for the year ended December 31, 2007 include the following pro-forma adjustments:

(a)	Selling, general and administrative expenses were reduced by $2.8 million, representing one-time transaction costs incurred by the seller.

(a)	A reduction in depreciation expense of $0.1 million as a result of, and derived from, the purchase price allocation in connection with our acquisition of American Furniture in August 2007.

(b)	A reduction in charges to amortization of intangible assets totaling $0.7 million, as a result of, and derived from, the purchase price allocation in connection with our acquisition of American Furniture in August 2007.
Fiscal Year Ended December 31, 2008 Compared to Pro-forma Fiscal Year Ended December 31, 2007
Net sales
Net sales for the year ended December 31, 2008 were $130.9 million compared to $156.6 million for the same period in 2007, a decrease of $25.7 million or 16.4%. Stationary product sales decreased approximately $19.0 million for the year ended December 31, 2008 compared to the same period in 2007. Motion and Recliner product sales decreased approximately $5.8 million, while Table and Occasional sales decreased $0.3 million for the year ended December 31, 2008 compared to the same period in 2007. These decreases in sales are due principally to the fire that destroyed the finished goods warehouse and a large part of the manufacturing facility in February 2008. Management believes that the softer economy in 2008 is also responsible, although to a lesser extent, for the decrease in sales volume. We expect sales to continue to decline in 2009 as new housing starts continue to decline significantly and consumers continue to be faced with general economic uncertainty fueled by deteriorating consumer credit markets and lagging consumer confidence as a result of volatile and often erratic financial markets. All of these factors have significantly impacted “big ticket” consumer purchases such as furniture.
Cost of sales
Cost of sales decreased approximately $16.2 million for the year ended December 31, 2008 compared to the same period of 2007 and is due principally to the corresponding decrease in sales. Gross profit as a percent of sales was 20.2% for the year ended December 31, 2008 compared to 22.9% in the corresponding period in 2007. This decrease in margin is attributable to raw material price increases in 2008, particularly foam and steel, and to a lesser extent labor inefficiencies incurred in the manufacturing recovery process due to multiple temporary production facilities being utilized for much of the year and associated overtime costs incurred, resulting from the fire in February 2008. As of November 7, 2008, we have rebuilt our primary production facility destroyed in the fire, and as such do not expect to incur additional labor inefficiency costs in the future. Recently, raw material prices for foam and steel have begun to decline. If this decline continues we may realize lower raw material costs as a percent of total cost of sales in 2009.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2008 decreased approximately $2.8 million over the corresponding period in 2007. This decrease is primarily due to the business interruption insurance proceeds recorded during the period of approximately $3.1 million. Also contributing to the decrease was a reduction of $0.5 million in commissions paid and $0.4 million in insurance expense during the period due to significant reduction in net sales caused by the fire. These decreases were offset in part by increases in fuel costs of $0.5 million and increases in property taxes and legal costs of $0.7 million during the year ended December 31, 2008 compared to 2007.

Income from operations
Income from operations decreased approximately $6.7 million for the year ended December 31, 2008 over the corresponding period in 2007, primarily due to the decrease in net sales, related gross profit margins and other factors as described above.
Anodyne
Overview
Anodyne, headquartered in Coral Springs, Florida is a specialty designer, manufacturer and distributor of medical devices, specifically support surfaces and patient positioning devices and was formed in February 2006 to purchase the assets and operations of AMF Support Surfaces, Inc (“AMF”) and SenTech Medical Systems, Inc. (“SenTech”) on February 15, 2006. On October 5, 2006, Anodyne purchased a third manufacturer and distributor of patient positioning devices, Anatomic Concepts, Inc. (“Anatomic”). Anatomic operations were merged into the AMF operations. On June 27, 2007 Anodyne purchased PrimaTech Medical Systems, Inc. (“PrimaTech”), a distributor of medical support surfaces focusing on the lower price point long-term and home care markets.
The medical support surfaces industry is fragmented and comprised of many small participants and niche manufacturers. Anodyne’s consolidation platform marks the first opportunity for customers to source all leading support surface technologies for the acute care, long term care and home health care from a single source. Anodyne is a vertically integrated company with engineering, design and research, manufacturing and support performed in house to quickly bring new products to market and maintain strict quality standards.
Anodyne’s strategy for approaching this market includes offering its customers consistently high quality, FDA compliant products on a national basis, leveraging its scale to provide industry leading research and development while pursuing cost savings through purchasing scale and operational efficiencies. Anodyne began operations on February 15, 2006 and as such, the following comparative results of operation reflect only ten and one-half months of operations in fiscal 2006. We purchased Anodyne from CGI on July 31, 2006.
Results of Operations
The table below summarizes the results of operations for Anodyne for the fiscal years ending December 31, 2008 and 2007 and the pro-forma results of operations for the period ended December 31, 2006. We acquired Anodyne on July 31, 2006. The following results of operations are reported as if we acquired Anodyne on February 15, 2006 (its inception).

	Year Ended December 31,
	2008	2007	2006
			(Pro-forma)
	(in thousands)
Net sales	$54,199	$44,189	$23,367
Cost of sales	40,683	33,073	17,505

Gross profit	13,516	11,116	5,862
Selling, general and administrative expenses (a)	7,455	6,502	4,596
Management fees	350	350	305
Amortization of intangibles	1,483	1,328	709

Income from operations	$4,228	$2,936	$252

Prior period results of operations of Anodyne for the year ended December 31, 2006 include the following pro-forma adjustment:

(a)	Selling, general and administrative expenses were reduced by $1.0 million in 2006, representing an adjustment for one-time transaction costs incurred by the seller as a result of our purchase.

Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007
Net sales
Net sales for the year ended December 31, 2008 were approximately $54.2 million compared to approximately $44.2 million for the same period in 2007, an increase of $10.0 million or 22.7%. Sales reflecting new product introductions to new customers, year over year growth to existing customers and price increases totaled approximately $9.0 million. Sales associated with PrimaTech, which was purchased in June 2007, accounted for $1.0 million of this increase. During the fourth quarter of 2008, the general economic slowdown in the United States showed significant signs of contraction in health care capital budgets. We expect this trend to continue through fiscal 2009 which may have a negative impact over the purchasing of support surfaces and patent positioning devices.
Cost of sales
Cost of sales increased approximately $7.6 million for the year ended December 31, 2008 compared to the same period in 2007 and is principally due to the corresponding increases in sales, raw material costs and manufacturing infrastructure costs. Gross profit as a percent of sales decreased slightly to approximately 24.9% for the year ended December 31, 2008 compared to 25.2% in the same period of 2007. This decrease is due to increases in manufacturing infrastructure costs, raw materials and the timing between cost increases and sales price increases. Raw materials, particularly polyurethane foam and fabric generally represent approximately 50% of cost of sales.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2008 increased approximately $1.0 million compared to the same period in 2007. This increase is largely the result of increased costs associated with the acquisition of PrimaTech totaling $0.4 million and $0.7 million of increased costs related to administrative staff and associated costs necessary to support the increase in sales, and new product development. These increases were offset in part by a reduction in costs totaling $0.1 million, attributable to Hollywood Capital, a former management group that was comprised of the former CEO and CFO. The Hollywood Capital management services agreement was terminated in October 2008. We expect annual savings of approximately $0.7 million going forward as a result of terminating the Hollywood Capital arrangement.
Amortization expense
Amortization expense increased approximately $0.2 million in the year ended December 31, 2008 compared to the corresponding period in 2007, due principally to the full year impact of amortization in fiscal 2008 in connection with the intangible assets realized as part of the add-on acquisition of PrimaTech in June 2007.
Income from operations
Income from operations increased approximately $1.3 million to $4.2 million for the year ended December 31, 2008 compared to the same period in 2007, principally as a result of the significant increase in net sales offset in part by higher infrastructure costs necessary to support the increase in sales volume and other factors described above.
Fiscal Year Ended December 31, 2007 Compared to Pro-forma Fiscal Year Ended December 31, 2006
Net sales
Net sales for the year ended December 31, 2007 were $44.2 million compared to $23.4 million for the same period in 2006, an increase of $20.8 million, or 89.1%. Sales associated with Anatomic, which was purchased in October 2006, accounted for $9.1 million of this increase and sales associated with PrimaTech, purchased in June 2007 accounted for approximately $2.6 million of this increase. Sales reflecting new product introductions to new customers and year over year growth to existing customers totaled approximately $5.9 million. The remaining increase in net sales is a function of twelve months of activity in 2007 compared to ten and one-half months of activity in 2006.
Cost of sales
Cost of sales increased approximately $15.6 million for the year ended December 31, 2007 compared to the same period in 2006 and is principally due to the corresponding increase in sales and manufacturing infrastructure costs. Gross profit as a percent of sales remained relatively constant for the year ended December 31, 2007 compared to 2006.

Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2007 increased $1.9 million compared to the same period in 2006. This increase is largely the result of increases in administrative staff and associated costs necessary to support the increase in sales and new product development.
Amortization expense
Amortization expense increased approximately $0.6 million in the year ended December 31, 2007 compared to the corresponding period in 2006, due principally to the full year impact of amortization in fiscal 2007, and the effect of amortization expense resulting from the acquisition of Anatomic in October 2006 and PrimaTech in June 2007.
Income from operations
Income from operations increased approximately $2.7 million to $2.9 million for the year ended December 31, 2007 compared to the same period in 2006, principally as a result of the significant increase in net sales offset in part by higher infrastructure costs necessary to support the increase in sales volume and other factors described above.
CBS Personnel
Overview
CBS Personnel, a provider of temporary staffing services in the United States, provides a wide range of human resource services, including temporary staffing services, employee leasing services, and permanent staffing and temporary-to-permanent placement services. CBS Personnel serves over 6,500 corporate and small business clients and during an average week places over 38,000 employees in a broad range of industries, including manufacturing, transportation, retail, distribution, warehousing, automotive supply, construction, industrial, healthcare and financial sectors.
CBS Personnel’s business strategy includes maximizing production in existing offices, increasing the number of offices within a market when conditions warrant, and expanding organically into contiguous markets where it can benefit from shared management and administrative expenses. CBS Personnel typically enters new markets through acquisition. In keeping with these strategies, on January 21, 2008, CBS Personnel acquired Staffmark Investment LLC and its subsidiaries. This acquisition gave CBS Personnel a presence in Arkansas, Tennessee, Colorado, Oklahoma, and Arizona, while significantly increasing its presence in California, Texas, the Carolinas, New York and the New England area. While no specific acquisitions are currently contemplated at this time, CBS Personnel continues to view acquisitions as an attractive means to enter new geographic markets.
Fiscal 2008 was a very difficult year for the temporary staffing industry. The already-weak economic conditions and employment trends in the U.S., present at the start of 2008, continued to worsen as the year progressed. The most notable deterioration occurred in the fourth quarter of 2008 as the economic slowdown became more evident.
According to the U.S. Bureau of Labor Statistics, during 2008, the U.S. economy lost 2.6 million jobs, compared with 2.1 million jobs created in 2006 and 1.1 million in 2007. Temporary staffing was impacted especially hard, posting 21 consecutive months of year-over-year declines. In fact, the rate of temporary job losses accelerated throughout the year, with the December 2008 drop being the highest in this cycle resulting in almost immediate deterioration of employment markets and temporary staffing.
On February 27, 2009, CBS Personnel rebranded its businesses under the Staffmark brand. In connection with this rebrand, the CBS trade name of $10.6 million, which is reflected as an indefinite lived intangible asset at December 31, 2008, will be adjusted to its estimated fair value and converted to a finite lived asset, subject to amortization, beginning in the first quarter of 2009.

Results of Operations
The table below summarizes the pro-forma income from operations for CBS Personnel for each of the fiscal years ended December 31, 2008, 2007 and 2006 prepared as if Staffmark and CBS were acquired on January 1, 2006.

	Years Ended December 31,
	(Pro-forma)
	2008	2007	2006
	(in thousands)
Service revenues	$1,037,418	$1,153,144	$1,175,255
Cost of services	859,026	951,272	968,632

Gross profit	178,392	201,872	206,623
Staffing, selling, general and administrative expenses (a)	155,453	163,193	162,308
Management fees (b)	1,761	1,930	1,977
Amortization of intangibles (c)(d)	5,082	5,155	5,116

Income from operations	$16,096	$31,594	$37,222

Combined results of operations of CBS Personnel and Staffmark for the years ended December 31, 2008, 2007 and 2006 include the following pro-forma adjustments:

(a)	A decrease in staffing, selling, general and administrative expenses in 2006 totaling $0.3 million, which reflects transaction costs incurred by CBS Personnel as a result of, and derived from, our acquisition of CBS Personnel in May 2006.

(b)	An increase in management fees totaling $0.9 million in 2007 and 2006 reflecting quarterly fees that would have been due to our Manager in connection with our Management Services Agreement based on the incremental Staffmark net revenues

(c)	An increase in amortization of intangible assets totaling $0.3 million, $4.0 million and $4.0 million in 2008, 2007 and 2006, respectively, reflecting increased amortization expense as a result of, and derived from, the purchase price allocation in connection with CBS Personnel’s acquisition of Staffmark in January 2008.

(d)	A decrease in amortization of intangible assets in 2006 totaling $1.6 million reflecting an adjustment for deferred loan origination fees, the balance of which was written off as a result of our acquisition of CBS Personnel in May 2006.
Pro-forma Fiscal Year Ended December 31, 2008 compared to Pro-forma Fiscal Year Ended December 31, 2007
Service revenues
Revenues for the year ended December 31, 2008 decreased approximately $115.7 million, or 10.0%, compared to the same period in 2007. The reduction in revenues reflects reduced demand for temporary staffing services (primarily clerical and light industrial) as a result of the downturn in the economy. Approximately $3.2 million of the decrease is related to reduced revenues for permanent staffing services as clients were affected by weaker economic conditions. Until we witness sustained temporary staffing job creation and signs of a strengthening global economy, we expect to continue to experience revenue declines, through fiscal 2009.
Cost of services
Cost of services for the year ended December 31, 2008 decreased approximately $92.2 million compared to the same period in 2007. This decrease is principally the direct result of the decrease in service revenues. Gross margin was approximately 17.2% and 17.5% of revenues for the years ended December 31, 2008 and December 31, 2007, respectively. The decrease in margins is primarily the result of reduced permanent staffing services, which carries a higher profit margin.
Staffing, selling, general and administrative expenses
Staffing, selling, general and administrative expenses for the year ended December 31, 2008 decreased approximately $7.7 million compared to the same period in 2007. Comparative year over year staffing, selling, general and administrative costs decreased approximately $15.1 million principally due to achievement of synergies from the Staffmark acquisition and cost reduction efforts in response to the economic downturn. This decrease was offset by approximately $7.4 million in one-time integration costs associated with the integration of the Staffmark operations during 2008. We have taken measures beginning in the fourth quarter of 2008 to reduce overhead costs, consolidate facilities and close unprofitable branches in order to mitigate the negative impact of the current economic environment. This cost reduction program will continue through fiscal 2009. These cost savings will be offset in part by additional Staffmark integration and one-time costs of approximately $1.3 million in 2009

Management fees
Management fees are based on a formula of net revenues. The decrease in management fees in 2008 compared to 2007 is a direct result of the decrease in revenues in 2008 compared to 2007. The decrease was offset by an additional $0.5 million paid to a separate manager of Staffmark, unrelated to CGM.
Income from operations
The weakened economy significantly affected our operating results in fiscal 2008. For the year ended December 31, 2008, income from operations decreased approximately $15.5 million to approximately $16.1 million compared to the same period in 2007. Based on the impact that the current economic deterioration has had and will continue to have on the employment markets and temporary staffing industry, and other factors described above, we expect income from operations to decline significantly in 2009.
Pro-forma Fiscal Year Ended December 31, 2007 Compared to Pro-forma Fiscal Year Ended December 31, 2006
Service revenues
Revenues for the year ended December 31, 2007 decreased approximately $22.1 million, or 1.9%, over the corresponding period in 2006. Severe winter storms affected many clients, curtailing their operations. The remaining reduction reflects reduced demand for staffing services (primarily clerical and light industrial) as clients were affected by weaker economic conditions.
Cost of services
Cost of services for the year ended December 31, 2007 decreased approximately $17.4 million, or 1.8%, from the same period a year ago as a result of reduced demand for staffing services. Gross margin was approximately 17.5% and 17.6% of revenues for the year ended December 31, 2007 and 2006, respectively. This slight decrease is primarily the result of higher worker’s compensation expenses.
Staffing, selling, general and administrative expenses
Staffing, selling, general and administrative expenses for the year ended December 31, 2007 increased approximately $0.9 million when compared to the same period in 2007. This increase is primarily related to higher staff compensation costs in 2007.
Income from operations
Income from operations decreased approximately $5.6 million for the year ended December 31, 2007 compared to the same period in 2006 based on the factors described above.
Fox
Overview
Fox, headquartered in Watsonville, California, is a branded action sports company that designs, manufactures and markets high-performance suspension products for mountain bikes, snowmobiles, motorcycles, all-terrain vehicles ATVs, and other off-road vehicles.
Fox’s products are recognized by manufacturers and consumers as being among the most technically advanced suspension products currently available in the marketplace. Fox’s technical success is demonstrated by its dominance of award winning performances by professional athletes across its suspension products. As a result, Fox’s suspension components are incorporated by OEM customers on their high-performance models at the top of their product lines. OEMs capitalize on the strength of Fox’s brand to maintain and expand their own sales and margins. In the Aftermarket segment, customers seeking higher performance select Fox’s suspension components to enhance their existing equipment.
We purchased a controlling interest in Fox on January 4, 2008. Fox sells to more than 134 OEM and 6,875 Aftermarket customers across its market segments. In each of the years 2008 and 2007, approximately 76% and 75% of net sales were to OEM customers. The remainder was to Aftermarket customers.

Results of Operations
The table below summarizes the results of operations for Fox for the fiscal year ending December 31, 2008 and the pro-forma results of operations for the year ended December 31, 2007. The following operating results are reported as if we acquired Fox on January 1, 2007.

	Year Ended December 31,
	2008	2007
		(Pro-forma)
	(in thousands)
Net sales	$131,734	$105,726
Cost of sales (a)	95,844	81,765

Gross profit	35,890	23,961
Selling, general and administrative expenses (b)	19,182	15,818
Management fees (c )	500	500
Amortization of intangibles (d)	5,501	5,233

Income from operations	$10,707	$2,410

Prior period results of operations of Fox for the year ended December 31, 2007 include the following pro-forma adjustments:

(a)	An increase in cost of sales totaling $0.3 million, reflecting additional depreciation expense as a result of, and derived from, the purchase price allocation in connection with our acquisition of Fox in January 2008.

(b)	An increase in selling, general and administrative expense totaling $0.1 million reflecting additional depreciation expense as a result of, and derived from, the purchase price allocation in connection with our acquisition of Fox in January 2008.

(c)	An increase in management fees totaling $0.5 million reflecting quarterly fees that would have been due to our Manager in connection with our Management Services Agreement.

(d)	An increase in amortization of intangible assets totaling $5.2 million reflecting amortization expense as a result of, and derived from, the purchase price allocation in connection with our acquisition of Fox in January 2008.
Fiscal Year Ended December 31, 2008 Compared to Pro-forma Fiscal Year Ended December 31, 2007
Net sales
Net sales for the year ended December 31, 2008 increased $26.0 million, or 24.6%, over the corresponding period in 2007. Sales growth was driven largely by OEM sales in mountain biking and power sports which totaled approximately $100.3 million for the year ended December 31, 2008 compared to $79.0 million in the same period of 2007. This represents an increase of $21.3 million, or 27.0%. Aftermarket sales totaled approximately $31.4 million in 2008 compared to $26.7 million in 2007, an increase of $4.7 million, or 17.6%. These OEM and Aftermarket sales increases are principally the result of well received new model year products, particularly in mountain biking. International OEM and After market sales were $92.5 million in 2008 compared to $70.5 million in 2007 an increase of $22.0 million or 31.2%. In addition, there was a temporary plant shutdown in fiscal 2007 which also contributed, although to a much lesser extent, to the increase in 2008 sales compared to 2007.
Cost of sales
Cost of sales for the year ended December 31, 2008 increased approximately $14.1 million, or 17.2%, over the corresponding period in 2007. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of sales increased to 27.2% at December 31, 2008 from 22.7% at December 31, 2007, largely due to improved manufacturing efficiencies associated with the overall increase in sales and lower freight costs as supply chain improvements reduced the necessity to air ship product, offset in part by increased raw material costs.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2008 increased $3.4 million over the corresponding period in 2007. This increase is the result of increases in administrative, engineering, sales and marketing costs to drive and support the significant sales growth. Marketing costs increased $1.6 million and research and development costs increased $0.6 million in 2008 compared to 2007.

Income from operations
Income from operations for the year ended December 31, 2008 increased approximately $8.3 million over the corresponding period in 2007 based principally on the significant increase in sales and related gross profit and other factors, described above.
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
HALO acquired Goldman Promotions, a promotional products distributor, in April 2008, and the promotional products distributor division of Eskco, Inc., in November 2008.
Distribution of promotional products is seasonal. Typically, HALO expects to realize approximately 45% of its sales and 70% of its operating income in the months of September through December, due principally to calendar sales and corporate holiday promotions.
Results of Operations
The table below summarizes the results of operations for HALO for the fiscal year ending December 31, 2008 and the pro-forma results of operations for the year ended December 31, 2007. We acquired HALO on February 28, 2007. The following operating results are reported as if we acquired HALO on January 1, 2007.

	Year Ended December 31,
	2008	2007
		(Pro-forma)
	(in thousands)
Net sales	$159,797	$144,342
Cost of sales	98,845	88,939

Gross profit	60,952	55,403
Selling, general and administrative expenses (a)	52,806	47,069
Management fees (b)	500	500
Amortization of intangibles (c)	2,357	2,110

Income from operations	$5,289	$5,724

Prior period results of operations of HALO for the year ended December 31, 2007 includes the following pro-forma adjustments:

(a)	An increase in selling, general and administrative expense totaling $0.3 million reflecting additional depreciation expense as a result of, and derived from, the purchase price allocation in connection with our acquisition of HALO in February 2007.

(b)	An increase in management fees totaling $0.1 million, reflecting additional quarterly fees that would have been due to our Manager in connection with our Management Services Agreement.

(c)	An increase in amortization of intangible assets totaling $0.3 million reflecting additional amortization expense as a result of, and derived from, the purchase price allocation in connection with our acquisition of HALO in February 2007.

Fiscal Year Ended December 31, 2008 Compared to Pro-forma Fiscal Year Ended December 31, 2007
Net sales
Net sales for the year ended December 31, 2008 were $159.8 million, compared to $144.3 million for the same period in 2007, an increase of $15.5 million or 10.7%. Sales increases to accounts from acquisitions made in 2008 and 2007 accounted for approximately $22.8 million of increased sales offset by a decrease in sales to existing customers totaling approximately $7.3 million. This decrease in sales to existing customers is attributable to decreases in sales order volume as customers have cut back on merchandising expenditures in response to the economic slowdown and worsening global economic conditions. We expect that current unfavorable economic conditions will continue and may result in lower volume orders from existing customers in 2009 as advertising budgets are continuing to be pared in response to the current economic climate.
Cost of sales
Cost of sales for the year ended December 31, 2008 increased approximately $9.9 million compared to the same period in 2007. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 38.1% and 38.4% of net sales in each of the years ended December 31, 2008 and 2007, respectively. The slight decrease in gross profit as a percent of sales is due to unfavorable product mix.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2008, increased approximately $5.7 million compared to the same period in 2007. This increase is largely the result of increased direct commission expense attributable to the increase in net sales, totaling approximately $2.5 million, increased administrative and personnel costs incurred as a result of the increase in the number of independent sales representatives in 2007, totaling $2.5 million, and one-time integration costs of our 2008 acquisitions, totaling approximately $0.9 million. In response to the severe economic slowdown, HALO plans to reduce overhead costs in 2009 and curtail discretionary spending by approximately $2.0 million in order to more appropriately align its cost structure with anticipated reductions in net sales.
Amortization expense
Amortization expense for the year ended December 31, 2008 increased approximately $0.2 million compared to the same period in 2007. This increase is to due principally the amortization expense of intangible assets recognized in connection with the two acquisitions in 2008.
Income from operations
Income from operations decreased approximately $0.4 million for the year ended December 31, 2008 compared to the same period in 2007 due principally to the decrease in sales to existing customers and the increase in integration costs and other administrative costs associated with the acquisitions made in 2008, offset in part by the increase in gross profit contributions from sales associated with the acquisitions.
Liquidity and Capital Resources
At December 31, 2008, on a consolidated basis, cash flows provided by operating activities totaled approximately $40.5 million, which reflects the results of operations of six of our businesses for year ended December 31, 2008 and the results of operations of our 2008 dispositions for approximately six months. Significant non-cash charges reflected in operating cash flow includes: (i) depreciation and amortization charges totaling $35.0 million; (ii) supplemental put expense totaling $6.4 million and (iii) minority interest in net income totaling $4.0 million.
Cash flows used in investing activities totaled approximately $22.5 million, which reflects the costs to acquire Fox, and Staffmark of approximately $157.2 million, the costs associated with additional add-on acquisitions at the segment level totaling approximately $10.3 million and capital expenditures of approximately $11.6 million offset in part by the net proceeds received from the sale of Aeroglide and Silvue totaling approximately $154.2 million.
Cash flows used in financing activities totaled approximately $39.8 million, principally reflecting distributions paid to shareholders during the year totaling $41.5 million offset in part by net borrowings on our Credit Facility totaling $2.5 million.

At December 31, 2008 we had approximately $97.5 million of cash and cash equivalents on hand and the following outstanding loans due from each of our businesses:
•	Advanced Circuits — approximately $60.1 million;

•	American Furniture — approximately $70.8 million;

•	Anodyne — approximately $18.8 million;

•	CBS Personnel — approximately $110.6 million;

•	Fox — approximately $50.1 million; and

•	HALO — approximately $51.6 million.
Each loan has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity. At December 31, 2008, all of our businesses were in compliance with their financial covenants with us.
Our primary source of cash is from the receipt of interest and principal on our outstanding loans to our businesses. Accordingly, we are dependent upon the earnings and cash flow of these businesses, which are available for (i) operating expenses; (ii) payment of principal and interest under our Credit Agreement,; (iii) payments to CGM due or potentially due pursuant to the Management Services Agreement, the LLC Agreement, and the Supplemental Put Agreement; (iv) cash distributions to our shareholders and (v) investments in future acquisitions. Payments made under (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures. A non-cash charge to earnings of approximately $7.4 million was recorded during the year ended December 31, 2007 in order to recognize our estimated, potential liability in connection with the Supplemental Put Agreement between us and CGM. Approximately $14.9 million of the accrued profit allocation was paid in the third quarter of fiscal 2008 in connection with the sale of Aeroglide and Silvue. A liability of approximately $13.4 million is reflected in our consolidated balance sheet, which represents our estimated liability for this obligation at December 31, 2008.
We believe that we currently have sufficient liquidity and capital resources, which include our amounts available under the Revolving Credit Facility, to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our Board of Directors, over the next twelve months.
On December 7, 2007 we amended our existing $250 million credit facility with a group of lenders led by Madison Capital, LLC. The Credit Agreement provides for a Revolving Credit Facility totaling $340 million which matures in November 2012 and a Term Loan Facility totaling $153 million. The Term Loan Facility requires quarterly payments of $0.5 million that commenced March 31, 2008 with a final payment of the outstanding principal balance due on December 7, 2013. The Revolving Credit Facility matures on December 7, 2012. The Credit Agreement permits the Company to increase, over the next two years, the amount available under the Revolving Credit Facility by up to $10 million and the Term Loan Facility by up to $145 million, subject to certain restrictions and Lender approval.
The Revolving Credit Facility allows for loans at either base rate or LIBOR. Base rate loans bear interest at a fluctuating rate per annum equal to the greater of (i) the prime rate of interest published by the Wall Street Journal and (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period, plus a margin ranging from 1.50% to 2.50% based upon the ratio of total debt to adjusted consolidated earnings before interest expense, tax expense, and depreciation and amortization expenses for such period (the “Total Debt to EBITDA Ratio”). LIBOR loans bear interest at a fluctuating rate per annum equal to the London Interbank Offer Rate, or LIBOR, for the relevant period plus a margin ranging from 2.50% to 3.50% based on the Total Debt to EBITDA Ratio We are required to pay commitment fees ranging between 0.75% and 1.25% per annum on the unused portion of the Revolving Credit Facility. At December 31, 2008 we had no borrowings outstanding under our Revolving Credit Facility and $289.3 million available.
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
On January 22, 2008 we entered into a three-year interest rate swap agreement with our bank lenders, fixing the rate of $140 million at 7.35% on a like amount of variable rate Term Loan Facility borrowings. The interest rate swap is intended to mitigate the impact of fluctuations in interest rates and effectively converts $140 million of our floating-rate Term Loan Facility to a fixed rate basis for a period of three years.

On February 18, 2009, we repaid $75.0 million of our outstanding Term Loan Facility. The balance of our Term Loan Facility subsequent to the repayment was $78.0 million.
On February 18, 2009, we terminated $70.0 million of our outstanding interest rate swap in connection with the repayment of the Term Loan Facility. Termination fees totaled $2.5 million, which represented the fair value of the swap as of February 18, 2009.
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

The table below details cash receipts and payments that are not reflected on our income statement in order to provide an additional measure of management’s estimate of cash flow available for distribution (“CAD”). CAD is a non-GAAP measure that we believe provides additional information to our shareholders in order to enable them to evaluate our ability to make anticipated quarterly distributions. It is not necessarily comparable with similar measures provided by other entities. We believe that our historic and future CAD, together with our cash balances and access to cash via our debt facilities, will be sufficient to meet our anticipated distributions over the next twelve months. The table below reconciles CAD to net income and to cash flow provided by operating activities, which we consider to be the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2008	2007

Net income	$78,294	$40,368
Adjustment to reconcile net income to cash provided by operating activities
Depreciation and amortization	35,021	24,107
Supplemental put expense	6,382	7,400
Minority shareholders’ notes and charges	2,827	1,080
Minority interest	4,042	11,940
Deferred taxes	(8,911)	(1,295)
Gain on sales of businesses	(73,363)	(35,834)
Amortization of debt issuance cost	1,969	1,224
Other	381	86
Changes in operating assets and liabilities	(6,093)	(7,304)

Net cash provided by operating activities	40,549	41,772
Plus:
Unused fee on Revolving Credit Facility (1)	3,139	2,665
Staffmark integration and restructuring	8,826
Changes in operating assets and liabilities	6,093	7,304
Less:
Maintenance capital expenditures (2)
Advanced Circuits	983	396
Aeroglide	210	420
American Furniture	1,438	140
Anodyne	1,425	1,521
Fox	1,601	—
CBS Personnel	1,589	2,148
HALO	795	326
Silvue	—	455

Estimated cash flow available for distribution	$50,566	$46,335

Distribution paid April	$(10,246)	$(6,135)
Distribution paid July	(10,246)	(9,458)
Distribution paid October	(10,718)	(10,246)
Distribution paid January	(10,718)	(10,246)

Total distributions	$(41,928)	$(36,085)

(1)	Represents the commitment fee on the unused portion of our Revolving Credit Facility.

(2)	Represents maintenance capital expenditures that were funded from operating cash flow and excludes approximately $3.5 million and $3.3 million of growth capital expenditures for the year ended December 31, 2008 and 2007, respectively.

Cash flows of certain of our businesses are seasonal in nature. Cash flows from American Furniture are typically highest in the months of March through June of each year, coinciding with homeowners’ tax refunds. Cash flows from CBS Personnel are typically lower in the first quarter of each year than in other quarters due to reduced seasonal demand for temporary staffing services and to lower gross margins during that period associated with the front-end loading of certain taxes and other payments associated with payroll paid to our employees. Cash flows from HALO are typically highest in the months of September through December of each year primarily as the result of calendar sales and holiday promotions. HALO generates approximately two-thirds of its operating income in the months of September through December
Related Party Transactions and Certain Transactions Involving our Businesses
We have entered into the following related party transactions with our Manager, CGM:
•	Management Services Agreement

•	LLC Agreement

•	Supplemental Put Agreement

•	Cost Reimbursement and Fees
Management Services Agreement — We entered into a management services agreement (“Management Services Agreement”) with CGM effective May 16, 2006. The Management Services Agreement provides for, among other things, CGM to perform services for us in exchange for a management fee paid quarterly and equal to 0.5% of our adjusted net assets. We amended the Management Services Agreement on November 8, 2006, to clarify that adjusted net assets are not reduced by non-cash charges associated with the Supplemental Put Agreement, which amendment was unanimously approved by the Compensation Committee and the Board of Directors. The management fee is required to be paid prior to the payment of any distributions to shareholders. For the year ended December 31, 2008, 2007 and 2006, we incurred $14.7 million, $10.1 million and $4.2 million, respectively, in management fees to CGM.
CBS Personnel paid management fees of approximately $0.5 million for the year ended December 31, 2008 to a separate manager of Staffmark, unrelated to CGM.
LLC Agreement — As distinguished from its provision of providing management services to us, pursuant to the Management Services Agreement, CGM is the owner of 100% of the Allocation Interests in us. CGM paid $0.1 million for these Allocation Interests and has the right to cause us to purchase the Allocation Interests it owns. The Allocation Interests give CGM the right to distributions pursuant to a profit allocation formula upon the occurrence of certain events. Certain events include, but are not limited to, the dispositions of subsidiaries. In connection with the dispositions of Silvue and Aeroglide in 2008 we paid CGM a profit allocation of $14.9 million. In connection with the disposition of Crosman in 2006, we paid CGM a profit allocation of $7.9 million.
Supplemental Put Agreement — Concurrent with the IPO, we and CGM entered into a Supplemental Put Agreement, which may require us to acquire the Allocation Interests, described above, upon termination of the Management Services Agreement. Essentially, the put rights granted to CGM require us to acquire CGM’s Allocation Interests in us at a price based on a percentage of the increase in fair value in our businesses over our basis in those businesses. Each fiscal quarter we estimate the fair value of our businesses for the purpose of determining our potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. For the years ended December 31, 2008, 2007 and 2006, we recognized approximately $6.4 million, $7.4 million and $22.5 million in expense related to the Supplemental Put Agreement.
Cost Reimbursement and Fees

We reimbursed our Manager, CGM, approximately $2.6 million, $1.8 million and $0.7 million, principally for occupancy and staffing costs incurred by CGM on our behalf during the years ended December 31, 2008, 2007 and 2006, respectively.
CGM acted as an advisor for each of the 2008 acquisitions (Fox and Staffmark) for which it received transaction service and expense payments of approximately $2.0 million. CGM acted as an advisor for each of the 2007 acquisitions (Aeroglide, HALO and American Furniture) for which it received transaction service and expense payments of approximately $2.1 million.

We have entered into the following related party transactions with our subsidiaries:
Anodyne

On July 31, 2006, we acquired from CGI and its wholly-owned, indirect subsidiary, Compass Medical Mattress Partners, LP (the “Seller”) approximately 47.3% of the outstanding capital stock, on a fully-diluted basis, of Anodyne, representing approximately 69.8% of the voting power of all Anodyne stock. Pursuant to the same agreement, we also acquired from the Seller all of the Original Loans. On the same date, we entered into a Note Purchase and Sale Agreement with CGI and the Seller for the purchase from the Seller of a Promissory Note (“Note”) issued by a borrower controlled by Anodyne’s chief executive officer. The Note was secured by shares of Anodyne stock and guaranteed by Anodyne’s chief executive officer. The Note accrued interest at the rate of 13% per annum and was added to the Note’s principal balance. The balance of the Note plus accrued interest totaled approximately $6.4 million at December 31, 2007. The Note was to mature on August 15, 2008. We recorded interest income totaling $0.5 million, $0.8 million and $0.3 million in 2008, 2007 and 2006, respectively, related to this note.
CGM acted as an advisor to us in the Anodyne transaction for which it received transaction services fees and expense payments totaling approximately $0.3 million in 2006.
On August 8, 2008 we exchanged the aforementioned Note, due August 15, 2008, totaling approximately $6.9 million (including accrued interest) due from the former CEO of Anodyne in exchange for shares of stock of Anodyne held by the CEO. In addition, the former CEO of Anodyne was granted an option to purchase approximately 10% of the outstanding shares of Anodyne, at a strike price exceeding the exchange price, from us in the future for which the former CEO exchanged Anodyne stock valued at $0.2 million (the fair value of the option at the date of grant) as consideration.
In addition, on August 5, 2008 we exchanged $1.5 million in term debt due from Anodyne for 15,500 shares of common stock and 13,950 shares of convertible preferred stock of Anodyne.
As a result of the above transactions our ownership percentage in Anodyne increased to approximately 67% on a primary basis and 57% on a fully diluted basis.
Advanced Circuits

In connection with the acquisition of Advanced Circuits by CGI in September 2005, Advanced Circuits loaned certain officers and members of management of Advanced Circuits $3.4 million for the purchase of 136,364 shares of Advanced Circuit’s common stock. On January 1, 2006, Advanced Circuits loaned certain officers and members of management of Advanced Circuits $4.8 million for the purchase of an additional 193,366 shares of Advanced Circuit’s common stock. The notes bear interest at 6% and interest is added to the notes. The notes are due in September 2010 and December 2010 and are subject to mandatory prepayment provisions if certain conditions are met.
In connection with the issuance of the notes as described above, Advanced Circuits implemented a performance incentive program whereby the notes could either be partially or completely forgiven based upon the achievement of certain pre-defined financial performance targets. The measurement date for determination of any potential loan forgiveness is based on the financial performance of Advanced Circuits for the fiscal year ended December 31, 2010. We believe that the achievement of the loan forgiveness is probable and is accruing any potential forgiveness over a service period measured from the issuance of the notes until the actual measurement date of December 31, 2010. During each of the fiscal years 2008, 2007 and 2006, ACI accrued approximately $1.6 million for this loan forgiveness. This expense has been classified as a component of general and administrative expense. Approximately $5.2 million and $3.7 million is reflected as a component of other non-current liabilities in the consolidated balances sheets as of December 31, 2008 and 2007, respectively, in connection with these two agreements.
On October 10, 2007, we entered into an amendment to our Loan Agreement (the “Amendment”) with ACI, to amend that certain loan agreement, dated as of May 16, 2006, between us and ACI (the “Loan Agreement”). The Loan Agreement was amended to (i) provide for additional term loan borrowings of $47.0 million and to permit the proceeds thereof to fund cash distributions totaling $47.0 million by ACI to Compass AC Holdings, Inc. (“ACH”), ACI’s sole shareholder, and by ACH to its shareholders, including us, (ii) extend the maturity dates of the loans under the Loan Agreement, and (iii) modify certain financial covenants of ACI under the Loan Agreement. Our share of the cash distribution was approximately $33.0 million with approximately $14.0 million being distributed to ACH’s other shareholders. All other material terms and conditions of the Loan Agreement were unchanged.
American Furniture

AFM’s largest supplier, Independent Furniture Supply (“Independent”), is 50% owned by Mike Thomas, AFM’s CEO. AFM purchases polyfoam from Independent on an arms-length basis and AFM performs regular audits to verify market pricing. AFM does not have any long-term supply contracts with Independent. Total purchases from Independent during 2008 totaled approximately $18.4 million. From August 31, 2007 (acquisition date) to December 31, 2007, purchases from Independent totaled approximately $8.4 million.

Fox

Fox leases its principal manufacturing and office facilities in Watsonville, California from Robert Fox, a founder, Chief Engineering Officer and minority shareholder of Fox. The term of the lease is through July of 2018 and the rental payments can be adjusted annually for a cost-of-living increase based upon the consumer price index. Fox is responsible for all real estate taxes, insurance and maintenance related to this property. The leased facilities are 86,000 square feet and Fox paid rent under this lease of approximately $1.0 million for the year ended December 31, 2008.
Other

We reimbursed CGI, which owns 22.3% of the Trust shares, approximately $2.5 million for costs incurred by CGI in connection with our IPO in 2006.
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
The table below summarizes the payment schedule of our contractual obligations at December 31, 2008.

					More than
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (1)	$209,333	$88,282	$26,112	$90,859	$4,080
Capital lease obligations	1,340	485	477	378	—
Operating lease obligations (2)	53,201	13,503	18,040	9,696	11,962
Purchase obligations (3)	133,515	73,983	31,794	27,738	—
Supplemental put obligation (4)	13,411	—	—	—	—

	$410,800	$176,253	$76,423	$128,671	$16,042

(1)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Term Loan Facility. We paid $75.0 million of our Term Loan Facility on February 18, 2009. This payment is reflected in the “less than 1 year” column. The impact of a reduction in future interest expense related to this payment has also been reflected in the above table.

(2)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties.

(3)	Reflects non-cancelable commitments as of December 31, 2008, including: (i) shareholder distributions of $42.9 million, (ii) management fees of $13.8 million per year over the next five years and; (iii) other obligations, including amounts due under employment agreements. Distributions to our shareholders are approved by our Board of Directors each fiscal quarter. The amount approved for future quarters may differ from the amount included in this schedule.

(4)	The supplemental put obligation represents the long-term portion of an estimated liability accrued as if our Management Services Agreement with CGM had been terminated. This agreement has not been terminated and there is no basis upon which to determine a date in the future, if any, that this amount will be paid.
The table does not include the long-term portion of the actuarially developed reserve for workers compensation, which does not provide for annual estimated payments beyond one year. This liability, totaling approximately $40.9 million at December 31, 2008, is included in our consolidated balance sheet as a component of workers’ compensation liability.

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
Supplemental Put Agreement
In connection with our Management Services Agreement, we entered into a supplemental put agreement with our Manager pursuant to which our Manager has the right to cause the Company to purchase the Allocation Interests then owned by our Manager upon termination of the management services agreement for a price to be determined in accordance with the supplemental put agreement. We record the supplemental put agreement at its fair value quarterly by recording any change in value through the income statement. The fair value of the supplemental put agreement is largely related to the value of the profit allocation that our Manager, as holder of Allocation Interests, will receive. The valuation of the supplemental put agreement requires the use of complex models, which require highly sensitive assumptions and estimates. The impact of over-estimating or under-estimating the value of the supplemental put agreement could have a material effect on operating results. In addition, the value of the supplemental put agreement is subject to the volatility of our operations which may result in significant fluctuation in the value assigned to this supplemental put agreement.
Derivatives and Hedging
We utilize an interest rate swap (derivative) to manage risks related to interest rates on the last $140.0 million of our Term Loan Facility. Accounting for derivatives as hedges requires that, at inception and over the term of the arrangement, the hedged item and related derivative meet the requirements for hedge accounting. The rules and interpretations related to derivatives accounting are complex. Failure to apply this complex guidance correctly will result in all changes in the fair value of the derivative being reported in earnings, without regard to the offsetting changes in the fair value of the hedged item. Currently the change in fair value is reflected in other comprehensive income.
At December 31, 2008, derivative liabilities were $5.2 million and represented the mark-to-market unrealized loss on our interest rate swap.
On February 18, 2009, the Company terminated a portion of its Swap in connection with the repayment of $75.0 million of the Term Loan Facility. In connection with the termination, the Company reclassified $2.6 million from accumulated other comprehensive loss into earnings. Refer to Note S of the consolidated financial statements for additional information.
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
Goodwill, Intangible Assets and Property and Equipment
Goodwill represents the excess of the purchase price over the fair value of the assets acquired. Trademarks are considered to be indefinite lived intangibles. Trademarks and goodwill are not amortized. However, we are required to perform impairment reviews at least annually and more frequently in certain circumstances.
The goodwill impairment test is a two-step process, which requires management to make judgments in determining certain assumptions used in the calculation. The first step of the process consists of estimating the fair value of each of our reporting units based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which include allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is then compared to its corresponding carrying value. The impairment test for trademarks requires the determination of the fair value of such assets. If the fair value of the trademark is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, and material adverse effects in relationships with significant customers.
Given significant changes in the business climate in the fourth quarter of 2008, we retested goodwill for impairment at two of our reporting units, CBS Personnel and American Furniture at December 31, 2008. In performing this test, we revised our estimated future cash flows, as appropriate, to reflect current market conditions and risk within these industries, as well as market data of our competitors. In each case, no impairment was indicated at this time. If market conditions continue to deteriorate in the markets that CBS Personnel and American Furniture operate, it is likely that we will be required to retest goodwill and indefinite lived intangibles which may result in write downs to their fair value.
The “implied fair value” of reporting units is determined by management and generally is based upon future cash flow projections for the reporting unit, discounted to present value. We use outside valuation experts when management considers that it would be appropriate to do so.
Intangible assets subject to amortization, including customer relationships, non-compete agreements and technology are amortized using the straight-line method over the estimated useful lives of the intangible assets, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of intangible assets subject to amortization whenever indications of impairment are present.
Property and equipment are initially stated at cost. Depreciation on property and equipment is principally computed using the straight-line method over the estimated useful lives of the property and equipment after consideration of historical results and anticipated results based on our current plans. Our estimated useful lives represent the period the asset is expected to remain in service assuming normal routine maintenance. We review the estimated useful lives assigned to property and equipment when our business experience suggests that they may have changed from our initial assessment. Factors that lead to such a conclusion may include physical observation of asset usage, examination of realized gains and losses on asset disposals and consideration of market trends such as technological obsolescence or change in market demand.

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
Workers’ Compensation Liability
CBS Personnel is an employer with self-insurance and large deductible plans for its worker’s compensation exposure. CBS Personnel establishes reserves based upon its experience and expectations as to its ultimate liability for those claims using developmental factors based upon historical claim experience. CBS Personnel continually evaluates the potential for change in loss estimates with the support of qualified actuaries. As of December 31, 2008, CBS Personnel had approximately $67.8 million in workers’ compensation liability related to claims, reserves and settlements. The ultimate settlement of this liability could differ materially from the assumptions used to calculate this liability, which could have a material adverse effect on future operating results.
Deferred Tax Assets
Several of our majority owned subsidiaries have deferred tax assets recorded at December 31, 2008 which in total amount to approximately $23.6 million. These deferred tax assets are comprised of reserves not currently deductible for tax purposes. The temporary differences that have resulted in the recording of these tax assets may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Realization of the deferred tax assets is dependent on generating sufficient future taxable income. Based upon the expected future results of operations, we believe it is more likely than not that we will generate sufficient future taxable income to realize the benefit of existing temporary differences, although there can be no assurance of this. The impact of not realizing these deferred tax assets would result in an increase in income tax expense for such period when the determination was made that the assets are not realizable. (See Note M — “Income taxes”)
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, or (“SFAS 160”), which we will adopt on January 1, 2009. SFAS 160 will significantly change the accounting and reporting related to a non-controlling interest in a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. After adoption, non-controlling interests will be classified as shareholders’ equity, a change from its current classification between liabilities and shareholders’ equity. Earnings attributable to minority interests will be included in net income, although such earnings will continue to be deducted to measure earnings per share. Purchases and sales of minority interests will be reported in equity.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, or (“SFAS 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.
On April 25, 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (which we refer to as SFAS 142). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations,” and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this FSP may impact the useful lives we assign to intangible assets that are acquired through future business combinations.
On October 10, 2008, the FASB staff issued Staff Position (FSP) No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, or (“FSP 157-3”), which amends SFAS No. 157 by incorporating an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market. FSP 157-3 was effective on October 10, 2008. We have adopted provisions of SFAS No. 157 and incorporated the considerations of this FSP in determining the fair value of our financial assets. FSP 157-3 did not have a material impact on our financial statements.

ITEM 7A. — Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
At December 31, 2008, we were exposed to interest rate risk primarily through borrowings under our Credit Agreement because borrowings under this agreement are subject to variable interest rates. We had outstanding $153.0 million under the Term Loan Facility portion of our Credit Agreement at December 31, 2008. We fixed $140.0 million of these outstanding borrowings on January 22, 2008 with a “floating-to-fixed” interest rate swap with a bank.
On February 18, 2009, we repaid $75.0 million of our outstanding Term Loan Facility and, in connection with this repayment, terminated $70.0 million of our interest rate swap. Our exposure to fluctuation in variable interest on the remaining $8.0 million is not deemed to be material to our financial condition or results of operations.
We expect to borrow under our Revolving Credit Facility in the future in order to finance our short term working capital needs and future acquisitions.
Exchange Rate Sensitivity
At December 31, 2008, we were not exposed to significant foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations.
Credit Risk
We are exposed to credit risk associated with cash equivalents, investments, and trade receivables. We do not believe that our cash equivalents or investments present significant credit risks because the counterparties to the instruments consist of major financial institutions and we manage the notional amount of contracts entered into with any one counterparty. Our cash and cash equivalents at December 31, 2008 consists principally of (i) Treasury and Government securities money market funds, (ii) insured prime money market funds, (iii) FDIC insured Certificates of Deposit, (iv) government insured Commercial Paper and, (v) cash balances in several non-interest bearing checking accounts. Substantially all trade receivable balances of our businesses are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. Although we have a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

ITEM 8. — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and financial statement schedules referred to in the index contained on page F-1 of this report are incorporated herein by reference.
ITEM 9. — CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          NONE
ITEM 9A — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
(a) Management’s Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding require disclosure.
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
ITEM 9B. — OTHER INFORMATION
     None

PART III
ITEM 10. — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our executive officers is incorporated herein by reference to information included in the Proxy Statement for our 2009 Annual Meeting of Shareholders.
Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for our 2009 Annual Meeting of Shareholders.
Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the Proxy Statement for our 2009 Annual Meeting of Shareholders.
Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the Proxy Statement for our 2009 Annual Meeting of Shareholders.
The audit committee operates under a written charter, which reflects NASDAQ listing standards and Sarbanes-Oxley Act requirements regarding audit committees. A copy of the charter is incorporated herein by reference to Exhibit A to the Proxy Statement for our 2009 Annual Meeting of Shareholders and is available on the company’s website at www.compassdiversifiedholdings.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this charter by posting such information on our web site at the address and location specified above.
ITEM 11. — EXECUTIVE COMPENSATION
Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for our 2009 Annual Meeting of Shareholders.
ITEM 12. — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for our 2009 Annual Meeting of Shareholders.
ITEM 13. — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to such contractual relationships is incorporated herein by reference to the information in the Proxy Statement for our 2009 Annual Meeting of Shareholders.
ITEM 14. — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accounting fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for our 2009 Annual Meeting of Shareholders

PART IV
ITEM 15. — EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements See “Index to Consolidated Financial Statements and Supplemental Financial Data” filed with this Annual Report on Form 10-K set forth on page F-1.

2.	Financial Statement Schedule See “Index to Consolidated Financial Statements and Supplemental Financial Data” filed with this Annual Report on Form 10-K set forth on page F-1.

3.	Exhibits See “Index to Exhibits” filed with this Annual Report on Form 10-K set forth on page E-1.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC
Date: March 13, 2009	By:	/s/ I. Joseph Massoud
I. Joseph Massoud
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ I. Joseph Massoud I. Joseph Massoud	Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2009

/s/ James J. Bottiglieri James J. Bottiglieri	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 13, 2009

/s/ C. Sean Day C. Sean Day	Director	March 13, 2009

/s/ D. Eugene Ewing D. Eugene Ewing	Director	March 13, 2009

/s/ Harold S. Edwards Harold S. Edwards	Director	March 13, 2009

/s/ Mark H. Lazarus Mark H. Lazarus	Director	March 13, 2009

/s/ Gordon Burns Gordon Burns	Director	March 13, 2009

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS
Date: March 13, 2009	By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Regular Trustee

Compass Diversified Holdings
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTAL FINANCIAL DATA

Page
Numbers
Historical Financial Statements:

Report of Management on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006	F-6
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	F-8
Notes to Consolidated Financial Statements	F-9

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Compass Diversified Holdings (“Compass”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Compass’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements issued for external purposes in accordance with accounting principles generally accepted in the United States of America (US GAAP). Compass’ internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets of the company that could have a material effect on the consolidated financial statements.
Internal control over financial reporting includes the entity level environment, controls activities, monitoring and internal auditing practices and actions taken by management to correct deficiencies as identified.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of Compass’ internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that Compass maintained effective internal control over financial reporting as of December 31, 2008.
The effectiveness of our internal control over financial reporting has been audited by Grant Thornton, LLP an independent registered public accounting firm, as stated in their report which appears on page F-3.
March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of Compass Diversified Holdings
We have audited Compass Diversified Holdings (formerly Compass Diversified Trust) (a Delaware Trust) and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Compass Diversified Holdings and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Compass Diversified Holdings and Subsidiaries’ internal control over financial reporting based on our audit.
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
In our opinion, Compass Diversified Holdings and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Compass Diversified Holdings and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, cash flows, and financial statement schedule listed in the index appearing under Item 15(a)(2) for each of the three years in the period ended December 31, 2008, and our report dated March 12, 2009 expressed an unqualified opinion.
New York, New York
March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of Compass Diversified Holdings
We have audited the accompanying consolidated balance sheets of Compass Diversified Holdings (formerly Compass Diversified Trust) (a Delaware Trust) and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic financial statements include the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compass Diversified Holdings and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Compass Diversified Holdings and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2009 expressed an unqualified opinion thereon.
New York, New York
March 12, 2009

Compass Diversified Holdings
Consolidated Balance Sheets

	December 31,
(in thousands)	2008	2007

Assets
Current assets:
Cash and cash equivalents	$97,473	$115,500
Accounts receivable, less allowances of $4,824 at December 31, 2008 and $3,204 at December 31, 2007	164,035	111,718
Inventories	50,909	35,492
Prepaid expenses and other current assets	22,784	11,088
Current assets of discontinued operations	—	25,443

Total current assets	335,201	299,241
Property, plant and equipment, net	30,763	20,437
Goodwill	339,095	218,817
Intangible assets, net	249,489	163,378
Deferred debt issuance costs, less accumulated amortization of $3,317 at December 31, 2008 and $1,348 at December 31, 2007	8,251	9,613
Other non-current assets	21,537	17,549
Non-current assets of discontinued operations	—	98,967

Total assets	$984,336	$828,002

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$48,699	$34,306
Accrued expenses	57,109	33,969
Due to related party	604	814
Current portion, long-term debt	2,000	2,000
Current portion of workers’ compensation liability	26,916	6,881
Other current liabilities	4,042	560
Current liabilities of discontinued operations	—	28,083

Total current liabilities	139,370	106,613
Supplemental put obligation	13,411	21,976
Deferred income taxes	86,138	59,478
Long-term debt	151,000	148,000
Workers’ compensation liability	40,852	16,791
Other non-current liabilities	9,687	4,628
Non-current liabilities and minority interest of discontinued operations	—	15,799

Total liabilities	440,458	373,285
Minority interest	79,431	21,867
Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 31,525 shares issued and outstanding at December 31, 2008 and December 31, 2007	443,705	443,705
Accumulated other comprehensive loss	(5,242)	—
Accumulated earnings (deficit)	25,984	(10,855)

Total stockholders’ equity	464,447	432,850

Total liabilities and stockholders’ equity	$984,336	$828,002

See notes to consolidated financial statements.

Compass Diversified Holdings
Consolidated Statements of Operations

	Year ended December 31,
	2008	2007	2006
(in thousands, except per share data)

Net sales	$532,127	$271,911	$42,752
Service revenues	1,006,346	569,880	352,421

Total revenues	1,538,473	841,791	395,173
Cost of sales	363,675	171,665	22,479
Cost of services	832,531	464,343	284,535

Gross profit	342,267	205,783	88,159

Operating expenses:
Staffing expense	102,438	56,207	34,345
Selling, general and administrative expense	165,768	94,426	31,605
Supplemental put expense	6,382	7,400	22,456
Management fees	15,205	10,120	4,158
Amortization expense	24,605	12,679	5,814

Operating income (loss)	27,869	24,951	(10,219)

Other income (expense):
Interest income	1,377	2,520	804
Interest expense	(17,828)	(6,994)	(6,057)
Amortization of debt issuance costs	(1,969)	(1,232)	(779)
Loss on debt extinguishment	—	—	(8,275)
Other income (expense), net	894	(26)	489

Income (loss) from continuing operations before income taxes and minority interest	10,343	19,219	(24,037)
Provision for income taxes	6,526	9,168	3,936
Minority interest	3,493	10,997	1,107

Income (loss) from continuing operations	324	(946)	(29,080)
Income from discontinued operations, net of income tax	4,607	5,480	9,831
Gain on sale of discontinued operations, net of income tax	73,363	35,834	—

Net income (loss)	$78,294	$40,368	$(19,249)

Basic and fully diluted income (loss) per share from continuing operations	$0.01	$(0.04)	$(2.29)
Basic and fully diluted income per share from discontinued operations	2.47	1.50	0.77

Basic and fully diluted net income (loss) per share	$2.48	$1.46	$(1.52)

Weighted average number of shares of trust stock outstanding — basic and fully diluted	31,525	27,629	12,686

Cash distributions declared per share	$1.33	$1.25	$0.7327

See notes to consolidated financial statements.

Compass Diversified Holdings
Consolidated Statements of Stockholders’ Equity

				Accumulated
			Accumulated	Other	Total
	Number of		Earnings	Comprehensive	Stockholders’
(in thousands)	Shares	Amount	(Deficit)	Loss	Equity
Balance — January 1, 2006	—	$—	$(1)	$—	$(1)
Net loss	—		(19,249)		(19,249)

Comprehensive loss					(19,249)
Issuance of trust shares, net of offering costs	19,500	269,816	—	—	269,816
Issuance of trust shares — Anodyne acquisition	950	13,100	—	—	13,100
Distributions paid	—	(7,955)	—		(7,955)

Balance — December 31, 2006	20,450	274,961	(19,250)	—	255,711
Net income	—	—	40,368	—	40,368

Comprehensive income					40,368
Issuance of trust shares, net of offering costs	11,075	168,744	—	—	168,744
Distributions paid	—	—	(31,973)	—	(31,973)

Balance — December 31, 2007	31,525	443,705	(10,855)	—	432,850
Net income	—	—	78,294		78,294
Other comprehensive loss — cash flow hedge	—	—	—	(5,242)	(5,242)

Comprehensive income					73,052
Distributions paid	—	—	(41,455)	—	(41,455)

Balance — December 31, 2008	31,525	$443,705	$25,984	$(5,242)	$464,447

See notes to consolidated financial statements.

Compass Diversified Holdings
Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$78,294	$40,368	$(19,249)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of 2008 dispositions	(73,363)	—	—
Gain on sale of 2007 disposition	—	(35,834)	—
Depreciation expense	9,276	5,010	2,494
Amortization expense	25,745	19,097	7,032
Amortization of debt issuance costs	1,969	1,224	764
Loss on debt extinguishment	—	—	8,275
Supplemental put expense	6,382	7,400	22,456
Minority interests	4,042	11,940	2,950
Minority stockholder charges	2,827	1,080	2,760
Deferred taxes	(8,911)	(1,295)	(2,281)
In-process research and development expense	—	—	1,120
Other	381	86	(450)
Changes in operating assets and liabilities, net of acquisition:
(Increase)/decrease in accounts receivable	29,970	(13,233)	(7,867)
(Increase)/decrease in inventories	102	(5,772)	(6,314)
(Increase)/decrease in prepaid expenses and other current assets	(3,874)	2,003	(72)
Increase/(decrease) in accounts payable and accrued expenses	(17,344)	17,578	8,945
Decrease in supplemental put obligation	(14,947)	(7,880)	—

Net cash provided by operating activities	40,549	41,772	20,563

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(167,546)	(225,112)	(356,464)
Purchases of property and equipment	(11,576)	(8,698)	(5,822)
Proceeds from 2008 dispositions	154,156	—	—
Proceeds from 2007 disposition	—	119,652	—
Changes in minority interest	2,251	—	—
Other investing activities	173	—	—

Net cash used in investing activities	(22,542)	(114,158)	(362,286)

Cash flows from financing activities:
Borrowings under Credit Agreement	90,000	311,977	85,004
Repayments under Credit Agreement	(87,532)	(246,800)	—
Proceeds from the issuance of Trust shares, net	—	168,744	284,969
Debt issuance costs	(552)	(5,776)	(11,560)
Distributions paid	(41,455)	(31,973)	(7,955)
Distributions paid — Advanced Circuits	—	(13,987)	—
Other	(273)	2,697	615

Net cash (used in) provided by financing activities	(39,812)	184,882	351,073

Foreign currency adjustment	(80)	(144)	260

Net increase/(decrease) in cash and cash equivalents	(21,885)	112,352	9,610
Cash and cash equivalents — beginning of period	119,358	7,006	100

Cash and cash equivalents — end of period	$97,473	$119,358	$9,710

Cash related to discontinued operations	$—	$3,858	$4,690

Supplemental non-cash financing and investing activity for the year ended December 31, 2008:

•	Issuance of CBS Personnel’s common stock valued at $47.9 million in connection with the acquisition of Staffmark. See Note C.

•	Acquisition of $7.0 million of Anodyne common stock in connection with the extinguishment of a promissory note due the Company by an employee of Anodyne. See Note R.

•	Capital leases totaling $0.9 million were entered into during 2008.
See notes to consolidated financial statements.

Compass Diversified Holdings
Notes to Consolidated Financial Statements
December 31, 2008
Note A — Organization and Business Operations
Compass Diversified Holdings, a Delaware statutory trust (the “Trust”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company (the “Company”), was also formed on November 18, 2005. Compass Group Management LLC, a Delaware limited liability Company (“CGM” or the “Manager”), was the sole owner of 100% of the interests of the Company (as defined in the Company’s operating agreement, dated as of November 18, 2005), which were subsequently reclassified as the “Allocation Interests” pursuant to the Company’s amended and restated operating agreement, dated as of April 25, 2006 (as amended and restated, the “LLC Agreement”) (see Note R — Related Parties).
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
Note B — Summary of Significant Accounting Policies
Accounting Principles
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).
Basis of Presentation
The results of operations for the years ended December 31, 2008, 2007 and 2006 represent the results of operations of the Company’s acquired businesses from the date of their acquisition by the Company, and therefore are not indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year’s presentation.
Principles of Consolidation
The consolidated financial statements include the accounts of the Trust and the Company, as well as the businesses acquired as of their respective acquisition date. All significant intercompany accounts and transactions have been eliminated in consolidation. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), discontinued operating entities are reflected as discontinued operations in the Company’s results of operations and statements of financial position.
The acquisition of businesses that the Company owns or controls more than a 50% share of the voting interest are accounted for under the purchase method of accounting. The amount assigned to the identifiable assets acquired and the liabilities assumed is based on the estimated fair values as of the date of acquisition, with the remainder, if any, recorded as goodwill.
Discontinued Operations
On January 5, 2007, the Company sold its majority owned subsidiary, Crosman Acquisition Corporation (“Crosman”) for a total enterprise value of $143.0 million. As a result, the results of operations of Crosman for the period from its acquisition by us (May 16, 2006) through December 31, 2006 are reported as discontinued operations in accordance with SFAS 144.
On June 24, 2008, the Company sold its majority owned subsidiary, Aeroglide Corporation (“Aeroglide”), for a total enterprise value of $95.0 million. As a result, the results of operations of Aeroglide for the periods from its acquisition on February 28, 2007 through December 31, 2007, and from January 1, 2008 through the date of sale on June 24, 2008, are reported as discontinued operations in accordance with SFAS 144. In addition, Aeroglide’s assets and liabilities have been reclassified as discontinued operations on the consolidated balance sheet as of December 31, 2007.

On June 25, 2008, the Company sold its majority owned subsidiary, Silvue Technologies Group, Inc. (“Silvue”), for a total enterprise value of $95.0 million. As a result, the results of operations of Silvue for the periods from its acquisition on May 16, 2006 through December 31, 2006, from January 1, 2007 through December 31, 2007 and from January 1, 2008 through the date of sale on June 25, 2008, are reported as discontinued operations in accordance with SFAS 144. In addition, Silvue’s assets and liabilities have been reclassified as discontinued operations on the consolidated balance sheet as of December 31, 2007.
Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. It is possible that in 2009 actual conditions could be worse than anticipated when we developed our estimates and assumptions, which could materially affect our results of operations and financial position. Such changes could result in future impairment of goodwill, intangibles and long-lived assets, establishment of valuation allowances on deferred tax assets and increased tax liabilities. Actual results could differ from those estimates.
Fair Value of Financial Instruments
The carrying value of the Company’s financial instruments, including cash, accounts receivable and accounts payable approximate their fair value. Term Debt with a carrying value of $153.0 million at December 31, 2008 had a fair value of approximately $133.6 million. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.
Revenue recognition
In accordance with Staff Accounting Bulletin 104, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sellers price to the buyer is fixed and determinable, and collection is reasonably assured. Shipping and handling costs are charged to operations when incurred and are classified as a component of cost of sales.
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
Fox
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
Allowance for doubtful accounts
The Company uses estimates to determine the amount of the allowance for doubtful accounts in order to reduce accounts receivable to their net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. When the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net receivable to the amount it reasonably believes will be collectible. Accounts receivable balances are not collateralized.
Inventories
Inventories consist of manufactured goods and purchased goods acquired for resale. Manufactured inventory costs include raw materials, direct and indirect labor and factory overhead. Inventories are stated at lower of cost or market and are determined using the first-in, first-out method.
Property, plant and equipment
Property, plant and equipment is recorded at cost. The cost of major additions or betterments is capitalized, while maintenance and repairs that do not improve or extend the useful lives of the related assets are expensed as incurred.
Depreciation is provided principally on the straight-line method over estimated useful lives. Leasehold improvements are amortized over the life of the lease or the life of the improvement, whichever is shorter.
The useful lives are as follows:

Machinery, equipment and software	2 to 10 years
Office furniture and equipment	3 to 7 years
Leasehold improvements	Shorter of useful life or lease term
Property, plant and equipment and other long-lived assets, that have useful lives, are evaluated for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated discounted present value of the expected future cash flows from using the asset.
Goodwill and intangible assets
Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Indefinite lived intangible assets, representing trademarks and trade names, are not amortized until their useful life is determined to no longer be indefinite. Goodwill and indefinite lived intangible assets are tested for impairment at least annually as of April 30th of each year, unless circumstances otherwise dictate, by comparing the fair value of each reporting unit to its carrying value. Fair value is determined using a discounted cash flow methodology and includes management’s assumptions on revenue, growth rates, operating margins, appropriate discount rates and expected capital expenditures. Impairments, if any, are charged directly to earnings. Intangible assets with a useful life include customer relations, technology and licensing agreements that are subject to amortization, and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable.
Deferred debt issuance costs
Deferred debt issuance costs represent the costs associated with the issuance of debt instruments and are amortized over the life of the related debt instrument.
Workers’ compensation liability
Workers’ compensation liability represents estimated costs of self insurance associated with workers’ compensation at the Company’s subsidiary CBS Personnel. The reserves for workers’ compensation are based upon actuarial assumptions of individual case estimates and incurred but not reported (“IBNR”) losses. At December 31, 2008 and 2007, the current portion of these reserves is included as a component of current workers’ compensation liability and the non-current portion is included as a component of workers’ compensation liability on the consolidated balance sheets.

Warranties
The Company estimates its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The majority of Fox’s products carry one- to two-year warranties. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. The warranty liability was $1.4 million at December 31, 2008 and is included in accrued expenses in the accompanying consolidated balance sheet. The Company accrued for $2.1 million of warranty liability and paid $1.5 million in warranty claims, during the year ended December 31, 2008.
Supplemental put
As distinct from its role as Manager of the Company, CGM is also the owner of 100% of the Allocation Interests in the Company. Concurrent with the IPO, CGM and the Company entered into a Supplemental Put Agreement, which may require the Company to acquire these Allocation Interests upon termination of the Management Services Agreement. Essentially, the put right granted to CGM requires the Company to acquire CGM’s Allocation Interests in the Company at a price based on a percentage of the increase in estimated fair value in the Company’s businesses over its basis in those businesses. Each fiscal quarter the Company estimates the fair value of its businesses for the purpose of determining its potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as a non-cash adjustment to earnings. For the years ended December 31, 2008, 2007 and 2006, the Company recognized approximately $6.4 million, $7.4 million and $22.5 million, respectively, in expense related to the Supplemental Put Agreement. Upon the sale of any of the majority owned subsidiaries, the Company will be obligated to pay CGM the amount of the accrued supplemental put liability allocated to the sold subsidiary.
Derivatives and Hedging
The Company utilizes an interest rate swap (derivative) to manage risks related to interest rates on the last $140.0 million of its Term Loan Facility. The Company has elected hedge accounting treatment to account for its interest rate swap. The Company has designated the interest rate swap as a cash flow hedge and as a result unrealized changes in fair value of the hedge are reflected in comprehensive income.
At December 31, 2008, derivative liabilities were $5.2 million and represented the mark-to-market unrealized loss on the interest rate swaps.
On February 18, 2009, the Company terminated a portion of its Swap in connection with the repayment of $75.0 million of the Term Loan Facility. In connection with the termination, the Company reclassified $2.6 million from accumulated other comprehensive loss into earnings. Refer to Note S for additional information.
Income taxes
Deferred income taxes are calculated under the liability method. Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes at the enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
The effective tax rate differs from the statutory rate of 35%, principally due to the pass through effect of passing the expenses of Compass Group Diversified Holdings, LLC onto the shareholders of the Trust, and for state and foreign taxes.
Earnings per share
Basic and diluted income per share are computed on a weighted average basis. The weighted average number of Trust shares outstanding for fiscal 2006 was computed based on 100 shares of Allocation Interests outstanding for the period from January 1, 2006 through December 31, 2006, 19,500,000 Trust shares, for the period from May 16, 2006 through December 31, 2006 and 950,000 additional Trust shares (issued in connection with the acquisition of Anodyne) for the period from August 1, 2006 through December 31, 2006.
The weighted average number of Trust shares outstanding for fiscal 2007 was computed based on 20,450,000 shares outstanding for the period from January 1, 2007 through December 31, 2007 and 9,875,000 additional shares outstanding issued in connection with the Company’s secondary offering for the period from May 8, 2007 through December 31, 2007, and 1,200,000 shares outstanding issued in connection with the over-allotment for the period from May 20, 2007 through December 31, 2007. The Company did not have any option plan or other potentially dilutive securities outstanding at December 31, 2007.

The weighted average number of Trust shares outstanding for fiscal 2008 was computed based on 31,525,000 shares outstanding for the entire fiscal year. The Company did not have any option plan or other potentially dilutive securities outstanding at December 31, 2008.
Advertising costs
Advertising costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. Advertising costs were $5.5 million, $4.0 million and $2.4 million during the years ended December 31, 2008, 2007 and 2006, respectively.
Research and Development
Research and development costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. The Company incurred research and development expense of $3.5 million, $0.9 million and $0.7 million during the years ended December 31, 2008, 2007 and 2006, respectively.
Loss on debt extinguishment
Loss on debt extinguishment for the year ended December 31, 2006 consisted of approximately $2.6 million incurred in prepayment fees and $5.7 million in unamortized debt issuance costs expensed in connection with terminating the Initial Financing Agreement on November 21, 2006 (see Note K — Debt).
Employee retirement plans
The Company and many of its subsidiaries sponsor defined contribution retirement plans, such as 401(k) or profit sharing plans. Employee contributions to the plan are subject to regulatory limitations and the specific plan provisions. The Company and its subsidiaries may match these contributions up to levels specified in the plans and may make additional discretionary contributions as determined by management. The total employer contributions to these plans were $2.1 million, $1.3 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Recent accounting pronouncements
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engaged in during 2008 were recorded and disclosed following existing GAAP. This Statement will have an impact on future acquisitions that the Company makes in fiscal 2009. The Company expects SFAS No. 141R will have an impact on the consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, or (“SFAS 160”), which the Company adopted on January 1, 2009. SFAS 160 will significantly change the accounting and reporting related to a non-controlling interest in a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. After adoption, non-controlling interests will be classified as shareholders’ equity, a change from its current classification between liabilities and shareholders’ equity. Earnings attributable to minority interests will be included in net income, although such earnings will continue to be deducted to measure earnings per share. Purchases and sales of minority interests will be reported in equity.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, results of operations and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of this standard will not have a material impact on the notes to the consolidated financial statements.

On April 25, 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations,” and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this FSP may impact the useful lives the Company assigns to intangible assets that are acquired through future business combinations.
On October 10, 2008, the FASB staff issued Staff Position (FSP) No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, or (“FSP 157-3”), which amends SFAS No. 157 by incorporating an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market. FSP 157-3 was effective on October 10, 2008. The Company has adopted provisions of SFAS No. 157 and incorporated the considerations of this FSP in determining the fair value of its financial assets. FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.
Note C — Acquisition of Businesses
From January 1, 2007 through December 31, 2008, the Company completed five acquisitions as follows:

February 28, 2007	August 31, 2007	January 4, 2008	January 21, 2008

Aeroglide(1)	American Furniture	FOX	Staffmark(2)
HALO

(1)	Aeroglide was subsequently disposed of on June 24, 2008.

(2)	Staffmark was acquired by the CBS Personnel business segment.
Allocation of Purchase Price
The acquisition of majority interests in each of the Company’s businesses has been accounted for under the purchase method of accounting. The preliminary purchase price allocation was based on estimates of the fair value of the assets acquired and liabilities assumed. The fair values assigned to the acquired assets were developed from information supplied by management and valuations supplied by independent appraisal experts. The results of operations of each of the Company’s acquisitions are included in the consolidated financial statements from the date of acquisition. In accordance with SFAS No. 141, a deferred tax liability aggregating $25.3 million and $24.6 million, was recorded to reflect the net increase in the financial accounting basis of the assets acquired over their related income tax basis in 2008 and 2007, respectively. Initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed.
2007 Acquisitions
As part of the acquisitions of the HALO, Aeroglide and American Furniture businesses in 2007 the Company allocated approximately $102.0 million of the purchase prices to goodwill. The Company also allocated $70.1 million to customer relations in accordance with EITF 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” The Company will amortize the amount allocated to customer relationships over useful lives ranging from 10 to 15 years. In addition, the Company allocated approximately $2.0 million of the purchase prices in 2007 to technology with an estimated useful life of 13 years and $6.1 million to non-compete agreements and backlog with estimated useful lives ranging from less than one year to 3 years. Intangible assets recorded include the value assigned to trade names of $14.8 million, which is not subject to amortization.

2008 Acquisitions
Fox Factory
On January 4, 2008, Fox Factory Holding Corp., a subsidiary of the Company, entered into an agreement with Fox Factory, Inc. (“Fox”) and Robert C. Fox, Jr., the sole shareholder of Fox, to purchase all of the issued and outstanding capital stock of Fox. The Company made loans to and purchased a controlling interest in Fox for approximately $80.4 million, representing approximately 75.5% of the outstanding common stock on a primary basis and 69.8% on a fully diluted basis. Fox management invested in the transaction alongside CODI resulting in an initial minority ownership of approximately 24.0%.
Headquartered in Watsonville, California, Fox is a designer, manufacturer and marketer of high end suspension products for mountain bikes, all-terrain vehicles, snowmobiles and other off-road vehicles. Fox acts both as a tier one supplier to leading action sport original equipment manufacturers and provides after-market products to retailers and distributors.
In connection with the allocation of the purchase price and intangible asset valuation, goodwill of $31.3 million and intangible assets subject to amortization of $44.2 million were recorded. The intangible assets recorded include $11.7 million of customer relationships with useful lives ranging from 8 to 12 years and $32.5 million of technology with an estimated useful life of 8 years. In addition, intangible assets recorded include the value assigned to trademarks of $13.3 million which is not subject to amortization. The Company does not expect the goodwill will be deductible for tax purposes. Fox’s results of operations are reported as a separate business segment and are included in the Company’s consolidated results of operations from the date of acquisition.
The Company’s Manager acted as an advisor to the Company in the transaction and received fees and expense payments totaling approximately $0.8 million.
Staffmark
On January 21, 2008, the Company’s majority-owned subsidiary, CBS Personnel, acquired Staffmark Investment LLC (“Staffmark”), a privately held personnel services provider. Staffmark is a leading provider of commercial staffing services in the United States. Staffmark provides staffing services in more than 30 states through more than 200 branches and on-site locations. The majority of Staffmark’s revenues are derived from light industrial staffing, with the balance of revenues derived from administrative and transportation staffing, permanent placement services and managed solutions. Similar to CBS Personnel, Staffmark is one of the largest privately held staffing companies in the United States. Under the terms of the purchase agreement, CBS Personnel purchased all of the outstanding equity interests of Staffmark for a total purchase price of approximately $128.6 million, exclusive of transaction fees and closing costs of $5.2 million. Staffmark has become a wholly-owned subsidiary of CBS Personnel and Staffmark’s results of operations are included in the CBS Personnel business segment from the date of acquisition.
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
In connection with the allocation of the purchase price and intangible asset valuation, goodwill of $78.9 million and intangible assets subject to amortization of $50.1 million were recorded. The intangible assets recorded include $24.5 million of customer relationships with an estimated useful life of 12 years, $24.5 million of trademarks with an estimated useful life of 15 years and $1.1 million of licensing agreements with an estimated useful life of 3 years. The Company expects $58.4 million of goodwill will be deductible for tax purposes.
The Company’s ownership percentage of CBS Personnel is 66.4% on a primary basis and 62.4% on a fully diluted basis subsequent to the Staffmark acquisition.

The Company’s Manager acted as an advisor to CBS Personnel in the transaction and received fees and expense payments totaling approximately $1.2 million.
The estimated fair value of assets acquired and liabilities assumed that were accounted for as a business combination relating to the acquisitions of the Company’s businesses in 2008 and 2007 are summarized below:
2008 Acquisitions

(in thousands)	FOX	Staffmark(2)	Total

Assets:
Current assets(1)	$28,786	$74,670	$103,456
Property, plant and equipment, net	5,552	3,545	9,097
Intangible assets, net	57,500	50,055	107,555
Goodwill	31,303	78,947	110,250
Other assets	1,360	5,376	6,736

Total assets	$124,501	$212,593	$337,094

Liabilities:
Current liabilities	$13,337	$37,396	$50,733
Other liabilities	78,963	41,386	120,349
Minority interests	7,725	—	7,725

Total liabilities and minority interests	$100,025	$78,782	$178,807

Costs of net assets acquired	$24,476	$133,811	$158,287
Loans to businesses	55,907	—	55,907

	$80,383	$133,811	$214,194

(1)	Includes approximately $9.0 million in cash.

(2)	Staffmark was acquired by the CBS Personnel operating segment.
2007 Acquisitions

(in thousands)	Aeroglide(2)	HALO	AFM	Total

Assets:
Current assets(1)	$15,517	$25,468	$35,898	$76,883
Property, plant and equipment, net	7,003	1,877	5,174	14,054
Intangible assets, net	22,250	35,270	33,480	91,000
Goodwill	29,239	32,120	40,598	101,957
Other assets	903	1,050	1,652	3,605

Total assets	$74,912	$95,785	$116,802	$287,499

Liabilities:
Current liabilities	$14,327	$16,377	$7,378	$38,082
Other liabilities	39,000	55,908	80,674	175,582
Minority interests	2,350	2,750	1,750	6,850

Total liabilities and minority interests	$55,677	$75,035	$89,802	$220,514

Costs of net assets acquired	$19,235	$20,750	$27,000	$66,985
Loans to businesses	39,000	41,576	69,969	150,545

	$58,235	$62,326	$96,969	$217,530

(1)	Includes approximately $1.7 million in cash.

(2)	See Note D.

Unaudited Pro-forma Information
The following unaudited pro-forma data for the years ended December 31, 2008 and 2007 gives effect to the 2008 Acquisitions as described above, as if the acquisitions had been completed as of January 1, 2007. The pro forma data gives effect to actual operating results and adjustments to interest expense, depreciation and amortization expense and minority interests in the acquired businesses. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representative of these results for any future period.

Year ended December 31, 2008	Total
(in thousands, except per share data)
Net sales	$1,569,545
Income from continuing operations before income taxes and minority interests	9,592
Net income	77,849

Basic and fully diluted income per share	$2.47

Year ended December 31, 2007	Total
(in thousands, except per share data)
Net sales	$1,530,781
Income from continuing operations before income taxes and minority interests	9,244
Net income	34,716

Basic and fully diluted income per share	$1.26
In addition to the acquisitions reflected above, the Company’s subsidiaries, Anodyne and HALO, acquired two add-on businesses during 2007 for a total purchase price aggregating approximately $8.1 million. Goodwill totaling approximately $4.3 million was initially recorded in connection with these transactions. In 2008, the Company’s HALO subsidiary acquired three add-on businesses for a total purchase price aggregating approximately $10.3 million. Goodwill of $6.8 million was initially recorded in connection with these acquisitions. In addition to goodwill, HALO recorded $2.7 million related to customer relationships with an estimated useful life of 15 years and $0.2 million of non-compete agreements with an estimated useful life of 3 years.
Note D — Discontinued Operations
2007 Disposition
On January 5, 2007, the Company sold its majority owned subsidiary, Crosman Acquisition Corporation (“Crosman”), for a total enterprise value of $143.0 million. The Company’s share of the net proceeds, after accounting for the redemption of Crosman’s minority holders and the payment of CGM’s profit allocation, was approximately $110.0 million. The Company recognized a gain on the sale in the first quarter of fiscal 2007 of approximately $36.0 million, or $1.77 per share.
The components of discontinued operations of the Crosman business segment for the period from May 16, 2006 to December 31, 2006, are as follows (in thousands):

Crosman
For the Year
Ended December 31, 2006

Net sales	$72,316

Operating income	13,277
Other income	182
Provision for income taxes	3,367
Minority interests	1,705

Income from discontinued operations(1)	$8,387

(1)	The results above exclude $3.2 million of intercompany interest expense.

2008 Dispositions
On June 24, 2008, the Company sold its majority owned subsidiary, Aeroglide Corporation (“Aeroglide”), for a total enterprise value of $95.0 million. The Company’s share of the net proceeds, after accounting for (i) redemption of Aeroglide’s minority holders; (ii) payment of transaction expenses; and (iii) CGM’s profit allocation; totaled $78.3 million. The Company recognized a gain on the sale of $34.0 million, or $1.08 per share.
On June 25, 2008, the Company sold its majority owned subsidiary, Silvue Technologies Group, Inc. (“Silvue”), for a total enterprise value of $95.0 million. The Company’s share of the net proceeds, after accounting for (i) redemption of Silvue’s minority holders; (ii) payment of transaction expenses; and (iii) CGM’s profit allocation; totaled $63.6 million. The Company recognized a gain on the sale of $39.4 million, or $1.25 per share.
Approximately $65 million of the Company’s net proceeds from the 2008 dispositions were used to repay amounts outstanding under the Company’s Revolving Credit Facility. The remaining net proceeds from the 2008 dispositions were invested in short term investment-grade securities as of December 31, 2008.
Summarized operating results for the 2008 dispositions through the dates of the respective sales were as follows (in thousands):

	Aeroglide
	For the Period
	January 1, 2008	For the Year
	through Disposition	Ended December 31, 2007

Net sales	$34,294	$53,591

Operating income	5,041	2,488
Other expense	(11)	(17)
Provision (benefit) for income taxes	1,274	(323)
Minority interests	239	156

Income from discontinued operations (1)	$3,517	$2,638

(1)	The results above for the period from January 1, 2008 through disposition exclude $1.6 million of intercompany interest expense.

The results for the year ended December 31, 2007 exclude $3.3 million of intercompany interest expense.

	Silvue
	For the Period
	January 1, 2008	For the Year	For the Year
	through Disposition	Ended December 31, 2007	Ended December 31, 2006

Net sales	$11,465	$22,521	$15,700

Operating income	2,416	5,536	2,962
Other expense	(83)	(61)	(18)
Provision for income taxes	933	1,846	1,362
Minority interests	310	787	138

Income from discontinued operations(1)	$1,090	$2,842	$1,444

(1)	The results above for the period from January 1, 2008 through disposition exclude $0.6 million of intercompany interest expense.

The results for the year ended December 31, 2007 exclude $1.5 million of intercompany interest expense.

The following table presents summary balance sheet information for the 2008 dispositions as of December 31, 2007 (in thousands):

	December 31, 2007
	Aeroglide	Silvue	Total

Assets:
Cash	$1,901	$1,957	$3,858
Accounts receivable, net	10,496	2,829	13,325
Inventory	2,156	691	2,847
Earnings in excess of billings	4,244	—	4,244
Other current assets	432	737	1,169

Current assets of discontinued operations	$19,229	$6,214	$25,443

Property, plant and equipment, net	6,625	1,681	8,306
Goodwill	29,863	18,461	48,324
Intangible assets, net	17,512	23,408	40,920
Other non-current assets	873	544	1,417

Non-current assets of discontinued operations	$54,873	$44,094	$98,967

Liabilities:
Accounts payable	5,454	650	6,104
Accrued expenses	4,377	4,032	8,409
Deferred revenue	10,756	—	10,756
Revolving credit facility	—	2,814	2,814

Current liabilities of discontinued operations	$20,587	$7,496	$28,083

Deferred income taxes	377	9,375	9,752
Minority interests	2,507	3,352	5,859
Other non-current liabilities	—	188	188

Non-current liabilities of discontinued operations	$2,884	$12,915	$15,799

Note E — Business Segment Data
At December 31, 2008, the Company had six reportable business segments. Each business segment represents an acquisition (Staffmark is included in the CBS Personnel business segment). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.
A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:
•	Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), an electronic components manufacturing company, is a provider of prototype and quick-turn printed circuit boards. ACI manufactures and delivers custom printed circuit boards to customers mainly in North America. ACI is headquartered in Aurora, Colorado.

•	American Furniture Manufacturing, Inc. (“AFM” or “American Furniture”) is a leading domestic manufacturer of upholstered furniture for the promotional segment of the marketplace. AFM offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $699. AFM is a low-cost manufacturer and is able to ship any product in its line within 48 hours of receiving an order. AFM is headquartered in Ecru, Mississippi and its products are sold in the United States.

•	Anodyne Medical Device, Inc. (“Anodyne”), a medical support surfaces company, is a manufacturer of patient positioning devices primarily used for the prevention and treatment of pressure wounds experienced by patients with limited or no mobility. Anodyne is headquartered in Florida and its products are sold primarily in North America.

•	CBS Personnel Holdings, Inc. (“CBS” or “CBS Personnel”), a human resources outsourcing firm, is a provider of temporary staffing services in the United States. CBS Personnel serves approximately 6,500 corporate and small business clients. CBS Personnel also offers employee leasing services, permanent staffing and temporary-to-permanent placement services.

•	Fox Factory, Inc. (“Fox”) is a designer, manufacturer and marketer of high end suspension products for mountain bikes, all-terrain vehicles, snowmobiles and other off-road vehicles. Fox acts as both a tier one supplier to leading action sport original equipment manufacturers and provides after-market products to retailers and distributors. Fox is headquartered in Watsonville, California and its products are primarily sold in North America.

•	HALO Branded Solutions, Inc. (“HALO”), operating under the brand names of HALO and Lee Wayne, serves as a one-stop shop for over 40,000 customers providing design, sourcing, management and fulfillment services across all categories of its customer promotional product needs. HALO has established itself as a leader in the promotional products and marketing industry through its focus on service through its approximately 1,000 account executives.
The tabular information that follows shows data of reportable segments reconciled to amounts reflected in the consolidated financial statements. The operations of each of the businesses are included in consolidated operating results as of their date of acquisition. Revenues from geographic locations outside the United States were not material for each reportable segment, except Fox, in each of the years presented below. Fox recorded net sales to locations outside the United States of $92.5 million and $70.5 million for the years ended December 31, 2008 and 2007, respectively. There were no significant inter-segment transactions.
Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business. Segment profit excludes acquisition related amounts and charges not pushed down to the segments and are reflected in Corporate and other.
A disaggregation of the Company’s consolidated revenue and other financial data for the years ended December 31, 2008, 2007 and 2006 is presented below (in thousands):

Net sales of business segments	Year Ended December 31,
	2008	2007	2006

ACI	$55,449	$52,292	$30,581
American Furniture	130,949	46,981	—
Anodyne	54,199	44,189	12,171
CBS Personnel	1,006,345	569,880	352,421
Fox	131,734	—	—
Halo	159,797	128,449	—

Total	1,538,473	841,791	395,173
Reconciliation of segment revenues to consolidated revenues:

Corporate and other	—	—	—

Total consolidated revenues	$1,538,473	$841,791	$395,173

Profit of business segments (1)

	Year Ended December 31,
	2008	2007	2006

ACI	$17,665	$17,078	$7,483
American Furniture	5,123	2,702	—
Anodyne	4,228	2,936	(557)
CBS Personnel	16,768	22,542	17,079
Fox	10,707	—	—
Halo	5,289	7,006	—

Total	59,780	52,264	24,005
Reconciliation of segment profit to consolidated income (loss) from continuing operations before income taxes and minority interest:

Interest expense, net	(16,451)	(4,474)	(5,253)
Loss on debt extinguishment	—	—	(8,275)
Other income (expense)	894	(26)	489
Corporate and other (2)	(33,880)	(28,545)	(35,003)

Total consolidated income (loss) from continuing operations before income taxes and minority interest	$10,343	$19,219	$(24,037)

(1)	Segment profit represents operating income (loss).

(2)	Corporate and other consists of charges at the corporate level and purchase accounting adjustments not pushed down to the segment.
Accounts receivable and allowances

	Accounts	Accounts
	Receivable	Receivable
	December 31, 2008	December 31, 2007
ACI	$3,131	$2,913
American Furniture	11,149	10,965
Anodyne	6,919	8,687
CBS Personnel	108,101	62,537
Fox	10,201	—
Halo	29,358	29,820

Total	168,859	114,922
Reconciliation of segment to consolidated totals:

Corporate and other	—	—

Total	168,859	114,922

Allowance for doubtful accounts	(4,824)	(3,204)

Total consolidated net accounts receivable	$164,035	$111,718

Goodwill and identifiable assets of business segments

					Depreciation and
					Amortization Expense
			Identifiable	Identifiable	for the Year
	Goodwill	Goodwill	Assets	Assets	Ended December 31,
	Dec. 31, 2008	Dec. 31, 2007	Dec. 31, 2008(3)	Dec. 31, 2007(3)	2008	2007	2006
ACI	$50,659	$50,659	$20,309	$22,608	$3,741	$3,588	$2,040
American Furniture	41,435	41,471	67,752	71,110	3,704	1,160	—
Anodyne	22,747	19,555	23,784	25,713	2,740	2,338	763
CBS Personnel	139,715	60,768	84,947	24,808	8,214	2,316	1,372
Fox	31,372	—	83,246	—	6,716	—	—
Halo	40,184	33,381	46,291	41,645	3,157	2,280	—

Total	326,112	205,834	326,329	185,884	28,272	11,682	4,175
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	154,877	187,173	4,857	4,806	2,988
Identifiable assets of disc. ops.	—	—	—	124,410	—	—
Amortization of debt issuance costs	—	—	—	—	1,969	1,232	779
Goodwill carried at Corporate level (4)
	12,983	12,983	—	—	—	—	—

Total	$339,095	$218,817	$481,206	$497,467	$35,098	$17,720	$7,942

(3)	Not including accounts receivable scheduled above.

(4)	Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the respective segment. Goodwill is allocated back to the respective segment for purposes of impairment testing.
Note F — Inventories
Inventories are stated at the lower of cost or markets, determined on the first-in, first-out method. Cost includes raw materials, direct labor and manufacturing overhead. Market value is based on current replacement cost for raw materials and supplies and on net realizable value for finished goods. Inventory is comprised of the following (in thousands):

	December 31,	December 31,
	2008	2007

Raw materials and supplies	$34,405	$20,899
Finished goods	17,571	15,062
Less: obsolescence reserve	(1,067)	(469)

Total	$50,909	$35,492

Note G — Property, Plant and Equipment
Property, plant and equipment is comprised of the following (in thousands):

	December 31,	December 31,
	2008	2007
Machinery, equipment and software	$26,024	$12,062
Office furniture and equipment	10,501	8,564
Leasehold improvements	6,030	4,436

	42,555	25,062
Less: accumulated depreciation	(11,792)	(4,625)

Total	$30,763	$20,437

Depreciation expense was approximately $8.5 million, $3.8 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Note H — Commitments and Contingencies
Leases
The Company leases office facilities, computer equipment and software under operating arrangements. The future minimum rental commitments at December 31, 2008 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

2009	$13,503
2010	10,828
2011	7,212
2012	5,514
2013	4,182
Thereafter	11,962

$53,201

The Company’s rent expense for the fiscal years ended December 31, 2008, 2007 and 2006 totaled $16.5 million, $8.3 million and $4.1 million, respectively.
Legal Proceedings
In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on the Company’s consolidated financial position or results of operations.
Note I — Goodwill and Other Intangible Assets
A reconciliation of the change in the carrying value of goodwill for the periods ended December 31, 2008 and 2007 are as follows (in thousands):

Balance at January 1, 2007	$140,690
Acquisition of businesses	76,387
Adjustment to purchase accounting	1,740

Balance at December 31, 2007	218,817
Acquisition of businesses	117,031
Acquired goodwill in connection with Anodyne CEO promissory note (See Note R)	3,191
Adjustment to purchase accounting	56

Balance at December 31, 2008	$339,095

Approximately $148.2 million of goodwill is deductible for income tax purposes at December 31, 2008.

Other intangible assets subject to amortization are comprised of the following at December 31, 2008 and 2007 (in thousands):

			Weighted
	December 31,		Average
	2008	2007	Useful Lives

Customer relationships	$187,669	$148,216	12
Technology	37,959	4,851	8
Trade names, subject to amortization	24,500	—	12
Licensing and non-compete agreements	4,416	161	3
Distributor relations and backlog	1,380	4,330	4

	255,924	157,558

Accumulated amortization customer relations	(32,287)	(15,573)
Accumulated amortization technology	(6,388)	(806)
Accumulated amortization trade names, subject to amortization	(1,531)	—
Accumulated amortization licensing agreements and anti-piracy covenants	(2,369)	(808)
Accumulated amortization distributor relations and backlog	(630)	(463)

Total accumulated amortization	(43,205)	(17,650)
Trade names, not subject to amortization (1)	36,770	23,470

Total	$249,489	$163,378

(1)	On February 27, 2009, CBS Personnel rebranded its businesses under the Staffmark brand. In connection with this rebrand, the CBS tradename of $10.6 million, which is reflected as an indefinite lived intangible asset at December 31, 2008, will be adjusted to its estimated fair value and converted to a finite lived asset, subject to amortization, during the first quarter of 2009.
Estimated charges to amortization expense of intangible assets over the next five years, is as follows, (in thousands):

2009	$24,904
2010	23,808
2011	23,131
2012	23,101
2013	22,822

$117,766

The Company’s amortization expense of intangible assets for the fiscal years ended December 31, 2008, 2007 and 2006 totaled $24.6 million, $12.7 million and $5.8 million, respectively.
Given significant changes in the business climate in the fourth quarter of 2008, the Company retested goodwill for impairment at two of its reporting units, CBS Personnel and American Furniture, at December 31, 2008. In performing this test, the Company revised its estimated future cash flows, as appropriate, to reflect current market conditions within these industries. In each case, no impairment was indicated at this time. If market conditions continue to deteriorate in the markets that CBS Personnel and American Furniture operate, it is likely that the Company will be required to retest goodwill and indefinite lived intangibles, which may result in write downs to fair value.
Note J — Fair Value Measurement
The Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), as of January 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities. Non-recurring non-financial assets and non-financial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in the Company’s annual goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.
Valuation Hierarchy
SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008 (in thousands):

	Fair Value Measurements at December 31, 2008
			Significant
		Quoted	other	Significant
		prices in	observable	unobservable
	Carrying	active markets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Derivative liability — interest rate swap	$5,242	$—	$5,242	$—
Supplemental put obligation	13,411	—	—	13,411
Stock option of minority shareholder (1)	200	—	200	—

(1)	Represents a former employee’s option to purchase additional common stock in Anodyne. See Note R.
A reconciliation of the change in the carrying value of the Company’s level 3, supplemental put liability for the year ended December 31, 2008 is as follows (in thousands):

Balance at January 1, 2008	$21,976
Supplemental put expense	6,382
Payments of supplemental put liability	(14,947)

Balance at December 31, 2008	$13,411

Valuation Techniques
The Company’s derivative instrument consists of an over-the-counter (OTC) interest rate swap contract which is not traded on a public exchange. The fair value of the Company’s interest rate swap contract was determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The stock option of the minority shareholder was determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. As such, the Company categorized its interest rate swap contract and the stock option of the minority shareholder as Level 2.
The Company’s Manager, CGM is the owner of 100% of the Allocation Interests in the Company. Concurrent with the IPO, CGM and the Company entered into a Supplemental Put Agreement, which requires the Company to acquire these Allocation Interests upon termination of the Management Services Agreement. Essentially, the put rights granted to CGM require us to acquire CGM’s Allocation Interests in the Company at a price based on a percentage of the increase in fair value in the Company’s businesses over its original basis in those businesses. Each fiscal quarter the Company estimates the fair value of its businesses using a discounted future cash flow model for the purpose of determining the potential liability associated with the Supplemental Put Agreement. The Company uses the following key assumptions in measuring the fair value of the supplemental put: (i) financial and market data of publicly traded companies deemed to be comparable to each of the Company’s businesses and (ii) financial and market data of comparable merged, sold or acquired companies. Any change in the potential liability is accrued currently as an adjustment to earnings. The implementation of SFAS 157 did not result in any material changes to the models or processes used to value this liability.
Note K — Debt
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
On November 21, 2006, the Company obtained a $250.0 million Revolving Credit Agreement with an optional $50.0 million increase from a group of lenders led by Madison Capital, LLC (“Madison”) as Agent for all lenders. The Revolving Credit Agreement provided for a revolving line of credit. The initial proceeds of the Revolving Credit Agreement were used to repay $89.2 million of existing indebtedness and accrued interest and $2.6 million in prepayment fees under the Initial Financing Agreement. In addition, the Company expensed approximately $5.7 million of its deferred loan fees capitalized in connection with the Initial Financing Agreement.

On December 7, 2007, the Company amended the $250.0 million Revolving Credit Agreement with a group of lenders led by Madison Capital, LLC. The amended agreement provides for a Revolving Credit Facility totaling $325.0 million and a Term Loan Facility totaling $150.0 million (collectively “Credit Agreement”). The Term Loan Facility requires quarterly payments of $0.5 million that commenced March 31, 2008, with a final payment of the outstanding principal balance due on December 7, 2013. The Revolving Credit Facility matures on December 7, 2012. The Credit Agreement permits the Company to increase the amount available under the Revolving Credit Facility by up to $10 million and the Term Loan Facility by up to $145 million, subject to certain restrictions and Lender approval. On August 4, 2008, the Company increased its Revolving Credit Facility from $325 million to $340 million. Availability under the Revolving Credit Facility is limited to the lesser of $340 million or the Company’s borrowing base at the time of borrowing. The Company incurred approximately $5.8 million in fees and costs for the arrangement of the Credit Agreement during 2007. These costs were capitalized and are being amortized over the life of the loans. Approximately $2.0 million and $1.2 million were amortized to debt issuance cost in 2008 and 2007, respectively, in connection with these capitalized costs.
The Revolving Credit Facility allows for loans at either base rate or LIBOR. Base rate loans bear interest at a fluctuating rate per annum equal to the greater of (i) the prime rate of interest published by the Wall Street Journal and (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period, plus a margin ranging from 1.50% to 2.50%, based upon the ratio of total debt to adjusted consolidated earnings before interest expense, tax expense, and depreciation and amortization expenses for such period (the “Total Debt to EBITDA Ratio”). LIBOR loans bear interest at a fluctuating rate per annum equal to the London Interbank Offer Rate, or LIBOR, for the relevant period plus a margin ranging from 2.50% to 3.50% based on the Total Debt to EBITDA Ratio. The Company is required to pay commitment fees ranging between 0.75% and 1.25% per annum on the unused portion of the Revolving Credit Facility. The Company recorded commitment fees of $3.1 million, $2.7 million and $1.6 million during 2008, 2007 and 2006 respectively, to interest expense.
The Company is subject to certain customary affirmative and restrictive covenants arising under the Revolving Credit Facility, in addition to financial covenants that require the Company:
•	to maintain a minimum fixed charge coverage ratio of at least 1.5 to 1.0;

•	to maintain a minimum interest coverage ratio of at least 2.75 to 1.0; and

•	to maintain a total debt to EBITDA ratio not to exceed 3.5 to 1.0.
A breach of any of these covenants will be an event of default under the Revolving Credit Facility. Upon the occurrence of an event of default under the Credit Agreement, the Revolving Credit Facility may be terminated, the Term Loan and all outstanding loans and other obligations under the Credit Agreement may become immediately due and payable and any letters of credit then outstanding may be required to be cash collateralized, and the Agent and the Lenders may exercise any rights or remedies available to them under the Credit Agreement, the Collateral Agreement or any other documents delivered in connection therewith. Any such event may materially impair the Company’s ability to conduct its business. The Company was in compliance with all covenants at December 31, 2008.
The Lenders have agreed to issue letters of credit in an aggregate face amount of up to $100.0 million. Letters of credit outstanding at December 31, 2008 and 2007 totaled approximately $61.9 million and $26.0 million, respectively. Letter of credit fees recorded to interest expense during the years ended December 31, 2008, 2007 and 2006 aggregated approximately $1.7 million, $0.6 million and $0.2 million, respectively.
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
At December 31, 2008, the Company had no revolving credit commitments outstanding and availability of approximately $289.3 million under its Revolving Credit Facility and $153.0 million in Term Loans outstanding. The Company intends to use the availability under the Revolving Credit Facility to pursue acquisitions of additional businesses to the extent permitted under its Credit Agreement and to provide for working capital needs.

On January 22, 2008, the Company entered into a three-year interest rate swap (“Swap”) agreement with a bank, fixing the rate of $140.0 million at 7.35% on a like amount of variable rate Term Loan Facility borrowings. The Swap is designated as a cash flow hedge and is anticipated to be highly effective.
The remaining $13.0 million of the Term Loan Facility outstanding was at the base rate plus 3.0%, or 6.25% at December 31, 2008.
On February 18, 2009, the Company repaid $75.0 million of the Term Loan Facility. Refer to Note S for additional information.
Note L — Derivative Instruments and Hedging Activities
On January 22, 2008, the Company entered into three-year fixed-for-floating interest rate swaps for $140.0 million with its bank lenders in order to reduce the risk of changes in cash flows associated with the first $140.0 million of its Term Debt interest payments and changes in the three-month LIBOR rate. The effective fixed rate is 7.35% on its Term Debt. The interest rate swaps expire in January 2011. The objective of the swaps is to hedge the risk of changes in cash flows associated with the first future interest payments on variable rate Term Debt with a notional amount of $140.0 million. The cash flow from the swaps is expected to offset any changes in the interest payments on the first $140.0 million of variable rate Term Debt due to changes in three-month LIBOR rate. This is a hedge of future specified cash flows. As a result, these interest rate swaps are derivatives and were designated as hedging instruments at the initiation of the swaps. The Company has applied cash flow hedge accounting in accordance with SFAS 133. At the end of each period, the interest rate swaps are recorded in the consolidated balance sheet at fair value, in either other assets if it is an asset position, or in accrued liabilities if it is in a liability position. Any related increases or decreases in the fair value are recognized on the Company’s consolidated balance sheet within accumulated other comprehensive income.
At December 31, 2008, the unrealized loss on the Swap, reflected in accumulated other comprehensive income, was approximately $5.2 million.
The Company assesses the effectiveness of its interest rate swap as defined in SFAS 133, on a quarterly basis. The Company has considered the impact of the current credit crisis in the United States in assessing the risk of counterparty default. The Company believes that it is still likely that the counterparty for these swaps will continue to perform throughout the contract period, and as a result continues to deem the swaps as effective hedging instruments. A counterparty default risk is considered in the valuation of the interest rate swaps.
Management has assessed that its cash flow hedges have no ineffectiveness, as determined by the Change in Variable Cash Flows method due to the following conditions being met: (i) the floating rate leg of the swap and the hedged variable cash flows are based on three-month LIBOR; (ii) the interest rate reset dates of the floating rate leg of the swap and the hedged variable cash flows of the first $140.0 million of variable rate Term Debt are the same; (iii) the hedging relationship does not contain any other basis differences; and (iv) the likelihood of the obligor not defaulting is assessed as being probable. As of December 31, 2008, the accrued mark to market loss on these swaps is $5.2 million. If the Company partially or fully extinguishes the floating rate debt payments being hedged or were to terminate the interest rate swap contract, a portion or all of the gains or losses that have accumulated in other comprehensive income would be recognized in earnings at that time. Prospective and retrospective assessments of the ineffectiveness of the hedge have been and will be made at the end of each fiscal quarter.
On February 18, 2009, the Company terminated a portion of its Swap in connection with the repayment of $75.0 million of the Term Loan Facility. In connection with the termination, the Company reclassified $2.6 million from accumulated other comprehensive loss into earnings. Refer to Note S for additional information.
Note M — Income Taxes
Compass Diversified Holdings and Compass Group Diversified Holdings LLC are classified as partnerships for U.S. Federal income tax purposes and are not subject to income taxes. Each of the Company’s majority owned subsidiaries are subject to Federal and state income taxes.

Components of the Company’s income tax expense (benefit) are as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
Current taxes
Federal	$13,386	$8,422	$5,284
State	2,276	1,094	737

Total current taxes	15,662	9,516	6,021

Deferred taxes:
Federal	(8,379)	(50)	(1,774)
State	(757)	(298)	(311)

Total deferred taxes	(9,136)	(348)	(2,085)

Total tax expense	$6,526	$9,168	$3,936

The tax effects of temporary differences that have resulted in the creation of deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are as follows:

	December 31,
(in thousands)	2008	2007
Deferred tax assets:
Tax credits	$266	$—
Accounts receivable and allowances	1,127	975
Workers’ compensation	14,716	8,007
Accrued expenses	3,901	1,267
Loan forgiveness	677	68
Other	2,892	1,621

Total deferred tax assets	23,579	11,938
Less:
Valuation allowance	—	(359)

Net deferred tax asset	$23,579	$11,579

Deferred tax liabilities:
Intangible assets	$(81,334)	$(55,832)
Property and equipment	(2,516)	(1,855)
Prepaid and other expenses	(2,288)	(1,791)

Total deferred tax liabilities	$(86,138)	$(59,478)

Total net deferred tax liability	$(62,559)	$(47,899)

For the tax years ending December 31, 2008 and 2007, the Company recognized approximately $86.1 million and $59.5 million, respectively in deferred tax liabilities. A significant portion of the balance in deferred tax liabilities reflects temporary differences in the basis of property and equipment and intangible assets related to the Company’s purchase accounting adjustments in connection with the acquisition of certain of the businesses. For financial accounting purposes the Company recognized a significant increase in the fair values of the intangible assets and property and equipment. For income tax purposes the existing tax basis of the intangible assets and property and equipment is utilized. In order to reflect the increase in the financial accounting basis over the existing tax basis, a deferred tax liability was recorded. This liability will decrease in future periods as these temporary differences reverse.
A valuation allowance relating to the realization of foreign tax credits and net operating losses of $0.4 million was provided at December 31, 2007. There was no valuation allowance at December 31, 2008. A valuation allowance is provided whenever it is more likely than not that some or all of deferred assets recorded may not be realized.

The reconciliation between the Federal Statutory Rate and the effective income tax rate for 2008, 2007 and 2006 are as follows:

	Years ended December 31,
	2008	2007	2006
United States Federal Statutory Rate	35.0%	35.0%	(34.0%)
State income taxes (net of Federal benefits)	9.5	2.7	1.2
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders	36.5	12.9	47.1
Credit utilization	(24.1)	(4.5)	(1.3)
Other	6.2	1.6	3.4

Effective income tax rate	63.1%	47.7%	16.4%

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007. The adoption did not result in a cumulative adjustment to the Company’s accumulated earnings. A reconciliation of the amount of unrecognized tax benefits for 2008 and 2007 are as follows (in thousands):

Balance at January 1, 2007	$—
Additions for 2007 tax positions	15
Additions for prior years’ tax positions	103

Balance at December 31, 2007	$118
Additions for prior years’ tax positions	27
Reductions for prior years’ tax positions	(44)

Balance at December 31, 2008	101
Included in the unrecognized tax benefits at December 31, 2008 and 2007 is $21 thousand and $17 thousand, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate. The Company accrues interest and penalties related to uncertain tax positions, as of December 31, 2008 and 2007, there is $133 thousand and $29 thousand accrued, respectively. The Company does not expect unrecognized tax benefits to change significantly over the next twelve months.
The Company and its majority owned subsidiaries file U.S. federal and state income tax returns in many jurisdictions with varying statutes of limitations. The 2004 through 2008 tax years generally remain subject to examinations by the taxing authorities.

Note N- Minority Interest
Minority interest represents the portion of a majority-owned subsidiary’s net income that is owned by minority shareholders. The following tables reflect the Company’s percent ownership (on a primary basis), of its majority owned subsidiaries, which the Company refers to as its businesses, and related minority interest balances as of December 31, 2008 and 2007:

	% Ownership	% Ownership	% Ownership
Business	December 31, 2008	December 31, 2007	December 31, 2006
ACI	70.2	70.2	70.2
American Furniture	93.9	93.9	—
Anodyne	67.0	43.5	47.3
CBS Personnel	66.4	96.5	96.1
FOX	75.5	—	—
HALO	88.3	88.3	—

	Minority Interest	Minority Interest
	Balances as of	Balances as of
(in thousands)	December 31, 2008	December 31, 2007
ACI	$—	$—
American Furniture	1,910	1,770
Anodyne	10,146	13,260
CBS Personnel	54,925	3,769
FOX	9,290	—
HALO	3,060	2,968
Compass	100	100

	$79,431	$21,867

On October 10, 2007, Advanced Circuits distributed approximately $47.0 million in cash distributions to Compass AC Holdings, Inc. (“ACH”), Advanced Circuits’s sole shareholder, and by ACH to its shareholders, including the Company. The Company’s share of the cash distribution was approximately $33.0 million with approximately $14.0 million being distributed to ACH’s other shareholders. The Company funded this distribution by making additional borrowings to ACI of $47.0 million.
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
The Company adopted SFAS 160 on January 1, 2009. As a result of this adoption, beginning in fiscal year 2009, the Company will recognize a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the consolidated income statement.
Note O- Stockholder’s Equity
Trust Shares
The Trust is authorized to issue 500,000,000 Trust shares and the Company is authorized to issue a corresponding number of LLC interests. The Company will, at all times, have the identical number of LLC interests outstanding as Trust shares. Each Trust share represents an undivided beneficial interest in the Trust, and each Trust share is entitled to one vote per share on any matter with respect to which members of the Company are entitled to vote.
On May 16, 2006, the Company completed its initial public offering of 13,500,000 shares of the Trust at an offering price of $15.00 per share (“the IPO”). Total net proceeds from the IPO, after deducting the underwriters’ discounts, commissions and financial advisory fee, were approximately $188.3 million. On May 16, 2006, the Company also completed the private placement of 5,733,333 shares to Compass Group Investments, Inc. (“CGI”) for approximately $86.0 million and completed the private placement of 266,667 shares to Pharos I LLC, an entity controlled by Mr. Massoud, the Chief Executive Officer of the Company, and owned by the Company’s management team, for approximately $4.0 million. CGI also purchased 666,667 shares for $10.0 million through the IPO.

In connection with the purchase of Anodyne on July 31, 2006, the Company issued 950,000 shares of the Trust as part of the payment price. The shares were valued at $13.77 per share for a total of $13.1 million.
On May 8, 2007, the Company completed a secondary public offering of 9,200,000 trust shares (including the underwriter’s over-allotment of 1,200,000 shares) at an offering price of $16.00 per share. Simultaneous with the sale of the trust shares to the public, CGI purchased, through a wholly-owned subsidiary, 1,875,000 trust shares at $16.00 per share in a separate private placement. The net proceeds of the secondary offering to the Company, after deducting underwriter’s discount and offering costs totaled approximately $168.7 million. The Company used a portion of the net proceeds to repay the outstanding balance on its Revolving Credit Facility.
Distributions
During the year ended December 31, 2007, the Company paid the following distributions:
•	On January 24, 2007, the Company paid a distribution of $0.30 per share to holders of record as of January 18, 2007;

•	On April 24, 2007, the Company paid a distribution of $0.30 per share to holders of record as of April 18, 2007;

•	On July 27, 2007, the Company paid a distribution of $0.30 per share to holders of record as of July 25, 2007; and

•	On October 26, 2007 the Company paid a distribution of $0.325 per share to holders of record as of October 23, 2007.
During the year ended December 31, 2008, the Company paid the following distributions:
•	On January 30, 2008, the Company paid a distribution of $0.325 per share to holders of record as of January 25, 2008;

•	On April 25, 2008, the Company paid a distribution of $0.325 per share to holders of record as of April 22, 2008;

•	On July 29, 2008, the Company paid a distribution of $0.325 per share to holders of record as of July 24, 2008; and

•	On October 31, 2008, the Company paid a distribution of $0.34 per share to holders of record as of October 24, 2008.
On January 30, 2009, the Company paid a distribution of $0.34 per share to holders of record as of January 23, 2009.
Note P — Unaudited Quarterly Financial Data
The following table presents the unaudited quarterly financial data. This information has been prepared on a basis consistent with that of the audited consolidated financial statements and all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the unaudited quarterly financial data. The quarterly results of operations for these periods are not necessarily indicative of future results of operations. The per share calculations for each of the quarters are based on the weighted average number of shares for each period; therefore, the sum of the quarters may not necessarily be equal to the full year per share amount.

	December 31,	September 30,	June 30,	March 31,
(in thousands)	2008	2008	2008	2008

Total revenues	$374,827	$413,601	$398,910	$351,135
Gross profit	88,603	90,995	87,861	74,808
Operating income	8,952	13,362	4,598	957
Income (loss) from continuing operations	797	4,622	(2,271)	(2,824)
Income from discontinued operations, net of income taxes	431	636	74,873	2,030

Net income (loss)	$1,228	$5,258	$72,602	$(794)

Basic and diluted net income (loss) per share from continuing operations	$0.03	$0.15	$(0.07)	$(0.09)
Basic and diluted net income per share from discontinued operations	0.01	0.02	2.37	0.06

Basic and diluted net income (loss) per share	$0.04	$0.17	$2.30	$(0.03)

	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007

Total revenues	$263,387	$215,476	$197,513	$165,415
Gross profit	68,156	53,608	47,689	36,330
Operating income	11,312	7,373	4,225	2,041
Income (loss) from continuing operations	(5,835)	3,455	1,382	52
Income from discontinued operations, net of income taxes	2,395	900	1,150	36,869

Net income (loss)	$(3,440)	$4,355	$2,532	$36,921

Basic and diluted net income (loss) per share from continuing operations	$(0.19)	$0.11	$0.05	$0.00
Basic and diluted net income per share from discontinued operations	0.08	0.03	0.04	1.80

Basic and diluted net income (loss) per share	$(0.11)	$0.14	$0.09	$1.81

Note Q — Supplemental Data
Supplemental Balance Sheet Data (in thousands):

	December 31,	December 31,
Summary of accrued expenses:	2008	2007

Accrued payroll and fringes	$25,035	$18,870
Accrued taxes	9,034	3,562
Income taxes payable	1,762	2,077
Accrued interest	3,512	1,300
Other accrued expenses	17,766	8,160

Total	$57,109	$33,969

Supplemental Cash Flow Statement Data (in thousands):

	December 31,	December 31,	December 31,
	2008	2007	2006

Interest paid	$15,754	$6,489	$4,686
Taxes paid	15,971	12,136	7,821

Note R — Related Party Transactions
The Company has entered into the following related party transactions with its Manager, CGM:
•	Management Services Agreement

•	LLC Agreement

•	Supplemental Put Agreement

•	Cost Reimbursement and Fees
Management Services Agreement — The Company entered into a management services agreement (“Management Services Agreement”) with CGM effective May 16, 2006. The Management Services Agreement provides for, among other things, CGM to perform services for the Company in exchange for a management fee paid quarterly and equal to 0.5% of the Company’s adjusted net assets. The Company amended the Management Services Agreement on November 8, 2006, to clarify that adjusted net assets are not reduced by non-cash charges associated with the Supplemental Put Agreement, which amendment was unanimously approved by the Compensation Committee and the Board of Directors. The management fee is required to be paid prior to the payment of any distributions to shareholders. For the year ended December 31, 2008, 2007 and 2006, the Company incurred the following management fees to CGM, by entity (in thousands):

	December 31,	December 31,	December 31,
	2008	2007	2006
Advanced Circuits	$500	$500	$315
American Furniture	500	167	—
Anodyne	350	350	145
CBS Personnel	1,241	1,055	674
FOX	496	—	—
HALO	500	417	—
Corporate	11,144	7,631	3,024

	$14,731	$10,120	$4,158

CBS Personnel paid management fees of approximately $0.5 million for the year ended December 31, 2008 to a separate manager of Staffmark, unrelated to CGM.
Approximately $0.6 million and $0.8 million of the management fees incurred were unpaid as of December 31, 2008 and 2007, respectively.
LLC Agreement — As distinguished from its provision of providing management services to the Company, pursuant to the Management Services Agreement, CGM is the owner of 100% of the Allocation Interests in the Company. CGM paid $0.1 million for these Allocation Interests and has the right to cause the Company to purchase the Allocation Interests it owns. The Allocation Interests give CGM the right to distributions pursuant to a profit allocation formula upon the occurrence of certain events. Certain events include, but are not limited to, the dispositions of subsidiaries. In connection with the dispositions of Silvue and Aeroglide in 2008 the Company paid CGM a profit allocation of $14.9 million. In connection with the disposition of Crosman in 2006, the Company paid CGM a profit allocation of $7.9 million.
Supplemental Put Agreement — Concurrent with the IPO, CGM and the Company entered into a Supplemental Put Agreement, which may require the Company to acquire these Allocation Interests upon termination of the Management Services Agreement. Essentially, the put rights granted to CGM require the Company to acquire CGM’s Allocation Interests in the Company at a price based on a percentage of the increase in fair value in the Company’s businesses over its basis in those businesses. Each fiscal quarter the Company estimates the fair value of its businesses for the purpose of determining its potential liability associated with the Supplemental Put Agreement. Any change in the potential liability is accrued currently as an adjustment to earnings. For the years ended December 31, 2008, 2007 and 2006, the Company recognized approximately $6.4 million, $7.4 million and $22.5 million in expense related to the Supplemental Put Agreement. The Company paid approximately $14.9 million to CGM during the year ended December 31, 2008 related to the profit allocation for the dispositions of Aeroglide and Silvue. The Company paid approximately $7.9 million to CGM during the year ended December 31, 2006 related to the profit allocation for the disposition of Crosman.

Cost Reimbursement and Fees
The Company reimbursed its Manager, CGM, approximately $2.6 million, $1.8 million and $0.7 million, principally for occupancy and staffing costs incurred by CGM on the Company’s behalf during the years ended December 31, 2008, 2007 and 2006, respectively.
CGM acted as an advisor for each of the 2008 acquisitions (Fox and Staffmark) for which it received transaction service and expense payments of approximately $2.0 million. CGM acted as an advisor for each of the 2007 acquisitions (Aeroglide, HALO and American Furniture) for which it received transaction service and expense payments of approximately $2.1 million.
The Company has entered into the following related party transactions with its subsidiaries:
Anodyne
On July 31, 2006, the Company acquired from CGI and its wholly-owned, indirect subsidiary, Compass Medical Mattress Partners, LP (the “Seller”) approximately 47.3% of the outstanding capital stock, on a fully-diluted basis, of Anodyne, representing approximately 69.8% of the voting power of all Anodyne stock. Pursuant to the same agreement, the Company also acquired from the Seller all of the Original Loans. On the same date, the Company entered into a Note Purchase and Sale Agreement with CGI and the Seller for the purchase from the Seller of a Promissory Note (“Note”) issued by a borrower controlled by Anodyne’s chief executive officer. The Note was secured by shares of Anodyne stock and guaranteed by Anodyne’s chief executive officer. The Note accrued interest at the rate of 13% per annum and was added to the Note’s principal balance. The balance of the Note plus accrued interest totaled approximately $6.4 million at December 31, 2007. The Note was to mature on August 15, 2008. The Company recorded interest income totaling $0.5 million, $0.8 million and $0.3 million in 2008, 2007 and 2006, respectively, related to this note.
On August 8, 2008 the Company exchanged the aforementioned Note, due August 15, 2008, totaling approximately $6.9 million (including accrued interest) due from the CEO of Anodyne in exchange for shares of stock of Anodyne held by the CEO. In addition, the CEO of Anodyne was granted an option to purchase approximately 10% of the outstanding shares of Anodyne, at a strike price exceeding the exchange price, from the Company in the future for which the CEO exchanged Anodyne stock valued at $0.2 million (the fair value of the option at the date of grant) as consideration.
CGM acted as an advisor to the Company in the Anodyne transaction for which it received transaction services fees and expense payments totaling approximately $0.3 million in 2006.
In addition, on August 5, 2008, the Company exchanged $1.5 million in term debt due from Anodyne for 15,500 shares of common stock and 13,950 shares of convertible preferred stock of Anodyne.
As a result of the above transactions the Company’s ownership percentage in Anodyne increased to approximately 67% on a primary basis and 57% on a fully diluted basis.
Advanced Circuits
In connection with the acquisition of Advanced Circuits by CGI in September 2005, Advanced Circuits loaned certain officers and members of management of Advanced Circuits $3.4 million for the purchase of 136,364 shares of Advanced Circuit’s common stock. On January 1, 2006, Advanced Circuits loaned certain officers and members of management of Advanced Circuits $4.8 million for the purchase of an additional 193,366 shares of Advanced Circuit’s common stock. The notes bear interest at 6% and interest is added to the notes. The notes are due in September 2010 and December 2010 and are subject to mandatory prepayment provisions if certain conditions are met.
In connection with the issuance of the notes as described above, Advanced Circuits implemented a performance incentive program whereby the notes could either be partially or completely forgiven based upon the achievement of certain pre-defined financial performance targets. The measurement date for determination of any potential loan forgiveness is based on the financial performance of Advanced Circuits for the fiscal year ended December 31, 2010. The Company believes that the achievement of the loan forgiveness is probable and is accruing any potential forgiveness over a service period measured from the issuance of the notes until the actual measurement date of December 31, 2010. During each of the fiscal years 2008, 2007 and 2006, ACI accrued approximately $1.6 million for this loan forgiveness. This expense has been classified as a component of general and administrative expense. Approximately $5.2 million and $3.7 million is reflected as a component of other non-current liabilities in the consolidated balances sheets as of December 31, 2008 and 2007, respectively, in connection with these two agreements.
On October 10, 2007, the Company entered into an amendment to its Credit Agreement (the “Amendment”) with ACI, to amend that certain credit agreement, dated as of May 16, 2006, between the Company and ACI (the “Credit Agreement”).

The Credit Agreement was amended to (i) provide for additional term loan borrowings of $47.0 million and to permit the proceeds thereof to fund cash distributions totaling $47.0 million by ACI to Compass AC Holdings, Inc. (“ACH”), ACI’s sole shareholder, and by ACH to its shareholders, including the Company, (ii) extend the maturity dates of the loans under the Credit Agreement, and (iii) modify certain financial covenants of ACI under the Credit Agreement. The Company’s share of the cash distribution was approximately $33.0 million with approximately $14.0 million being distributed to ACH’s other shareholders. All other material terms and conditions of the Credit Agreement were unchanged.
American Furniture
AFM’s largest supplier, Independent Furniture Supply (“Independent”), is 50% owned by Mike Thomas, AFM’s CEO. AFM purchases polyfoam from Independent on an arms-length basis and AFM performs regular audits to verify market pricing. AFM does not have any long-term supply contracts with Independent. Total purchases from Independent during 2008 totaled approximately $18.4 million. From August 31, 2007 (acquisition date) through December 31, 2007, purchases from Independent totaled approximately $8.4 million.
Fox
The Company leases its principal manufacturing and office facilities in Watsonville, California from Robert Fox, a founder, Chief Engineering Officer and minority shareholder of Fox. The term of the lease is through July of 2018 and the rental payments can be adjusted annually for a cost-of-living increase based upon the consumer price index. Fox is responsible for all real estate taxes, insurance and maintenance related to this property. The leased facilities are 86,000 square feet and Fox paid rent under this lease of approximately $1.0 million for the year ended December 31, 2008.
Other
The Company reimbursed CGI, which owns 22.3% of the Trust shares, approximately $2.5 million for costs incurred by CGI in connection with the Company’s IPO in 2006.
Note S — Subsequent Events
On February 18, 2009, the Company reduced its debt and repaid at par, from cash on its balance sheet, $75.0 million of debt under its Term Loan Facility due in December of 2013. Under the terms of its Credit Agreement, the Company was permitted and elected to hold approximately $75 million of the proceeds from the sales of Aeroglide and Silvue, under the condition that such proceeds be either redeployed into future acquisitions or applied to reduce indebtedness under the Term Loan Facility within one year. After the repayment, the Company has $78.0 million of remaining debt outstanding under its Term Loan Facility. In connection with the repayment, the Company also terminated $70.0 million of its $140.0 million interest rate swap at a cost of approximately $2.6 million. The Company reclassified this amount from accumulated other comprehensive loss into earnings during the first quarter of 2009. In addition, the Company expensed $1.2 million of capitalized debt issuance costs in the first quarter of 2009 in connection with the debt repayment.

SCHEDULE II —Valuation and Qualifying Accounts

		Additions
	Balance at	Charge to					Balance at
	beginning	Costs and					end of
(in thousands)	of Year	Expense	Other		Deductions		Year

Allowance for doubtful accounts — 2006	$3,128 (1)	$1,061	$—		$882	(3)	$3,307
Allowance for doubtful accounts — 2007	$3,307	$2,134	$825	(2)	$3,062	(3)	$3,204
Allowance for doubtful accounts — 2008	$3,204	$3,917	$1,778	(2)	$4,075	(3)	$4,824
Valuation allowance for deferred tax assets — 2006	$—	$—	$—		$—		$—
Valuation allowance for deferred tax assets — 2007	$—	$359	$—		$—		$359
Valuation allowance for deferred tax assets — 2008	$359	$—	$—		$359	(4)	$—

(1)	Balance at beginning of year for 2006, is May 16, 2006, the date the Company acquired the initial businesses.

(2)	Represents opening allowance balances related to current year acquisitions.

(3)	Represent write-offs and rebate payments.

(4)	Represents utilization of deferred tax asset and corresponding removal of valuation allowance.

S-1

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Stock and Note Purchase Agreement dated as of July 31, 2006, among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 2.1 of the 8-K filed on August 1, 2006)
2.2	Stock Purchase Agreement dated June 24, 2008, among Compass Group Diversified Holdings LLC and the other shareholders party thereto, Compass Group Diversified Holdings LLC, as Sellers’ Representative, Aeroglide Holdings, Inc. and Bühler AG (incorporated by reference to Exhibit 2.1 of the 8-K filed on June 26, 2008)
3.1	Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the S-1 filed on December 14, 2005)
3.2	Certificate of Amendment to Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the 8-K filed on September 13, 2007)
3.3	Certificate of Formation of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 3.3 of the S-1 filed on December 14, 2005)
3.4	Amended and Restated Trust Agreement of Compass Diversified Trust (incorporated by reference to Exhibit 3.5 of the Amendment No. 4 to S-1 filed on April 26, 2006)
3.5	Amendment No. 1 to the Amended and Restated Trust Agreement, dated as of April 25, 2006, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the 8-K filed on May 29, 2007)
3.6	Second Amendment to the Amended and Restated Trust Agreement, dated as of April 25, 2006, as amended on May 23, 2007, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 3.2 of the 8-K filed on September 13, 2007)
3.7	Third Amendment to the Amended and Restated Trust Agreement dated as of April 25, 2006, as amended on May 25, 2007 and September 14, 2007, of Compass Diversified Holdings among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the 8-K filed on December 21, 2007)
3.8	Second Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated January 9, 2007 (incorporated by reference to Exhibit 10.2 of the 8-K filed on January 10, 2007)
4.1	Specimen Certificate evidencing a share of trust of Compass Diversified Holdings (incorporated by reference to Exhibit 4.1 of the S-3 filed on November 7, 2007)
4.2	Specimen Certificate evidencing an interest of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.2 of the 8-K filed on January 10, 2007)
10.1	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Amendment No. 5 to S-1 filed on May 5, 2006)
10.2	Form of Supplemental Put Agreement by and between Compass Group Management LLC and Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.4 of the Amendment No. 4 to S-1 filed on April 26, 2006)
10.3	Amended and Restated Employment Agreement dated as of December 1, 2008 by and between James J. Bottiglieri and Compass Group Management LLC (incorporated by reference to Exhibit 10.1 of the 8-K filed on December 3, 2008)
10.4	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP (incorporated by reference to Exhibit 10.6 of the Amendment No. 5 to S-1 filed on May 5, 2006)
10.5	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and Pharos I LLC (incorporated by reference to Exhibit 10.7 of the Amendment No. 5 to S-1 filed on May 5, 2006)
10.6	Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC, dated as of November 21, 2006 (incorporated by reference to Exhibit 10.1 of the 8-K filed on November 22, 2006)
10.7	First Amendment to Credit Agreement, entered into as of December 19, 2006, among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC (incorporated by reference to Exhibit 10.7 of the 10-K filed on March 14, 2008)
10.8	Increase Notice, Consent and Second Amendment to Credit Agreement, effective as of May 23, 2007, by and among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC (incorporated by reference to Exhibit 10.1 of the 8-K filed on May 29, 2007)
10.9	Third Amendment to Credit Agreement as of December 7, 2007, among Madison Capital Funding LLC, as Agent for the Lenders, the Existing Lenders and New Lenders and Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.1 of the 8-K filed on December 11, 2007)

E-1

Exhibit Number	Description
10.10	Increase Notice and Fourth Amendment to Credit Agreement, entered into as of January 30, 2008, among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Madison Capital Funding LLC (incorporated by reference to Exhibit 10.10 of the 10-K on March 14, 2008)
10.11	Amended and Restated Management Services Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of April 2, 2007 and effective as of May 16, 2006 (incorporated by reference to Exhibit 10.13 of the S-1 filed on April 3, 2007)
10.12	Amendment of Management Services Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of March 12, 2008 (incorporated by reference to Exhibit 10.12 of the 10-K filed on March 14, 2008)
10.13	Registration Rights Agreement by and among Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP, dated as of April 3, 2007 (incorporated by reference to Exhibit 10.3 of the Amendment No. 1 to the S-1 filed on April 20, 2007)
10.14	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP (incorporated by reference to Exhibit 10.16 of the Amendment No. 1 to the S-1 filed on April 20, 2007)
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1*	Section 1350 Certification of Chief Executive Officer of Registrant
32.2*	Section 1350 Certification of Chief Financial Officer of Registrant
99.1	Note Purchase and Sale Agreement dated as of July 31, 2006 among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 99.1 of the 8-K filed on August 1, 2006)
99.2	Stock Purchase Agreement, dated as of February 28, 2007, by and between HA-LO Holdings, LLC and HALO Holding Corporation (incorporated by reference to Exhibit 99.3 of the 8-K filed on March 1, 2007)
99.3	Purchase Agreement dated December 19, 2007, among CBS Personnel Holdings, Inc. and Staffing Holding LLC, Staffmark Merger LLC, Staffmark Investment LLC, SF Holding Corp., and Stephens-SM LLC (incorporated by reference to Exhibit 99.1 of the 8-K filed on December 20, 2007)
99.4	Share Purchase Agreement dated January 4, 2008, among Fox Factory Holding Corp., Fox Factory, Inc. and Robert C. Fox, Jr. (incorporated by reference to Exhibit 99.1 of the 8-K filed on January 8, 2008)
99.5	Stock Purchase Agreement dated May 8, 2008, among Mitsui Chemicals, Inc., Silvue Technologies Group, Inc., the stockholders of the Company and the holders of Options listed on the signature pages thereto, and Compass Group Management LLC, as the Stockholders Representative (incorporated by reference to Exhibit 99.1 of the 8-K filed on May 9, 2008)

*	Filed herewith.

E-2