Form 10-K/A
period 2008-12-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2009-04-09
CIK 1345126, 1345122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

Explanatory Note
This Amendment No. 1 to the Registrant’s Annual Report on Form 10K filed on March 13, 2009 (the “Amendment”) is being filed solely for the purpose of including conformed signatures of the Registrant’s Independent Registered Public Accounting Firm on: (i) the accountant’s reports included in the Registrant’s original Annual Report on Form 10K filed on March 13, 2009 (the “Report”) on pages F-3 and F-4; and (ii) the consent included as Exhibit 23.1 of the electronic filing. The accountant’s reports and the accountant’s consent included in the Report were manually signed prior to filing. However, the conformed signatures were inadvertently omitted in the electronic filing of the Report. Other than including the aforementioned conformed signatures to the accountant’s report and the consent, this Amendment does not modify the disclosures contained in the Report and we have not updated disclosures contained therein to reflect any events that may have occurred at a date subsequent to the filing of the Report.

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

COMPASS GROUP DIVERSIFIED HOLDINGS LLC
Date: April 9, 2009	By:	/s/ I. Joseph Massoud
I. Joseph Massoud
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ I. Joseph Massoud I. Joseph Massoud	Chief Executive Officer (Principal Executive Officer) and Director	April 9, 2009

/s/ James J. Bottiglieri James J. Bottiglieri	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	April 9, 2009

C. Sean Day	Director

D. Eugene Ewing	Director

Harold S. Edwards	Director

Mark H. Lazarus	Director

Gordon Burns	Director

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS
Date: April 9, 2009	By:	/s/ James J. Bottiglieri
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