Form 10-Q
period 2013-06-30
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2013-08-08
CIK 1345126, 1345122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMPASS DIVERSIFIED HOLDINGS

(Exact name of registrant as specified in its charter)

Delaware	001-34927	57-6218917
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. employer identification number)

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

(Exact name of registrant as specified in its charter)

Delaware	001-34926	20-3812051
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. employer identification number)

Sixty One Wilton Road

Second Floor

Westport, CT 06880

(203) 221-1703

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company’ in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2013, there were 48,300,000 shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2013

NOTE TO READER

In reading this Quarterly Report on Form 10-Q, references to:

•	the “Trust” and “Holdings” refer to Compass Diversified Holdings;

•	“businesses,” “operating segments,” “subsidiaries” and “reporting units” refer to, collectively, the businesses controlled by the Company;

•	the “Company” refer to Compass Group Diversified Holdings LLC;

•	the “Manager” refer to Compass Group Management LLC (“CGM”);

•

the “initial businesses” refer to, collectively, Staffmark Holdings, Inc. (“Staffmark”), Crosman Acquisition Corporation, Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”) and Silvue Technologies Group, Inc.;

•	the “2012 acquisition” refer to the acquisition of Arnold Magnetic Technologies Holdings Corporation (“Arnold” or “Arnold Magnetics”);

•	the “Trust Agreement” refer to the amended and restated Trust Agreement of the Trust dated as of November 1, 2010;

•

the “Credit Facility” refer to a credit agreement (as amended) with a group of lenders led by Toronto Dominion (Texas) LLC, as agent, which provides for the Revolving Credit Facility and the Term Loan Facility;

•	the “Revolving Credit Facility” refer to the $320 million Revolving Credit Facility provided by the Credit Facility that matures in April 2017;

•	the “Term Loan Facility” refer to the $281.2 million Term Loan Facility, as of June 30, 2013, provided by the Credit Facility that matures in October 2017;

•	the “LLC Agreement” refer to the fourth amended and restated operating agreement of the Company dated as of January 1, 2012; and

•	“we,” “us” and “our” refer to the Trust, the Company and the businesses together.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, contains both historical and forward-looking statements. We may, in some cases, use words such as “project,” “predict,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•	our ability to successfully operate our businesses on a combined basis, and to effectively integrate and improve future acquisitions;

•	our ability to remove CGM and CGM’s right to resign;

•	our organizational structure, which may limit our ability to meet our dividend and distribution policy;

•	our ability to service and comply with the terms of our indebtedness;

•	our cash flow available for distribution and reinvestment and our ability to make distributions in the future to our shareholders;

•	our ability to pay the management fee, profit allocation when due and supplemental put price if and when due;

•	our ability to make and finance future acquisitions;

•	our ability to implement our acquisition and management strategies;

•	the regulatory environment in which our businesses operate;

•	trends in the industries in which our businesses operate;

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

In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements. The forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, whether as a result of new information, future events or otherwise, except as required by law.

PART I

FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

Compass Diversified Holdings

Condensed Consolidated Balance Sheets

(in thousands)	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,848	$18,241
Accounts receivable, less allowances of $3,419 at June 30, 2013 and $3,049 at December 31, 2012	127,279	100,647
Inventories	143,109	127,283
Prepaid expenses and other current assets	23,850	21,488

Total current assets	312,086	267,659
Property, plant and equipment, net	64,669	68,488
Goodwill	257,527	257,527
Intangible assets, net	324,849	340,666
Deferred debt issuance costs, less accumulated amortization of $3,049 at June 30, 2013 and $2,038 at December 31, 2012	8,479	8,238
Other non-current assets	12,682	12,623

Total assets	$980,292	$955,201

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$73,387	$52,207
Accrued expenses	51,831	48,139
Due to related party	3,950	3,765
Current portion of supplemental put obligation	—	5,185
Current portion, long-term debt	2,850	2,550
Other current liabilities	2,875	1,953

Total current liabilities	134,893	113,799
Supplemental put obligation	61,303	46,413
Deferred income taxes	62,078	63,982
Long-term debt, less original issue discount	290,225	267,008
Other non-current liabilities	5,992	7,787

Total liabilities	554,491	498,989

Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 48,300 shares issued and outstanding at June 30, 2013 and December 31, 2012	650,043	650,043
Accumulated other comprehensive loss	(557)	(132)
Accumulated deficit	(269,034)	(235,283)

Total stockholders’ equity attributable to Holdings	380,452	414,628
Noncontrolling interest	45,349	41,584

Total stockholders’ equity	425,801	456,212

Total liabilities and stockholders’ equity	$980,292	$955,201

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
(in thousands, except per share data)
Net sales	$245,775	$230,016	$487,342	$425,343
Cost of sales	168,418	157,115	333,612	290,755

Gross profit	77,357	72,901	153,730	134,588

Operating expenses:
Selling, general and administrative expense	40,994	39,901	82,203	80,334
Supplemental put expense	8,912	2,902	15,308	1,362
Management fees	4,434	4,333	8,750	8,865
Amortization expense	7,444	7,764	15,074	14,940
Impairment expense	900	—	900	—

Operating income	14,673	18,001	31,495	29,087

Other income (expense):
Interest income	31	10	33	43
Interest expense	(4,219)	(6,851)	(9,560)	(12,880)
Amortization of debt issuance costs	(526)	(485)	(1,011)	(841)
Loss on debt extinguishment	(1,785)	(856)	(1,785)	(856)
Other expense, net	(343)	(128)	(16)	(396)

Income from continuing operations before income taxes	7,831	9,691	19,156	14,157
Provision for income taxes	5,875	5,659	13,574	9,758

Income from continuing operations	1,956	4,032	5,582	4,399
Loss from discontinued operations, net of income tax	—	(1,690)	—	(1,168)
Loss on sale of discontinued operations, net of income tax	—	(130)	—	(130)

Net income	1,956	2,212	5,582	3,101
Less: Income from continuing operations attributable to noncontrolling interest	2,525	2,361	4,557	4,037
Less: Loss from discontinued operations attributable to noncontrolling interest	—	(225)	—	(226)

Net income (loss) attributable to Holdings	$(569)	$76	$1,025	$(710)

Amounts attributable to Holdings:
Income (loss) from continuing operations	$(569)	$1,671	$1,025	$362
Loss from discontinued operations, net of income tax	—	(1,465)	—	(942)
Loss on sale of discontinued operations, net of income tax	—	(130)	—	(130)

Net income (loss) attributable to Holdings	$(569)	$76	$1,025	$(710)

Basic and fully diluted income (loss) per share attributable to Holdings
Continuing operations	$(0.01)	$0.03	$0.02	$0.01
Discontinued operations	—	(0.03)	—	(0.02)

	$(0.01)	$0.00	$0.02	$(0.01)

Weighted average number of shares of trust stock outstanding – basic and fully diluted	48,300	48,300	48,300	48,300

Cash distributions declared per share (refer to Note J)	$0.36	$0.36	$0.72	$0.72

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
(in thousands)

Net income	$1,956	$2,212	$5,582	$3,101
Other comprehensive income (loss):
Foreign currency translation and other	293	(817)	(425)	(787)

Total comprehensive income, net of tax	$2,249	$1,395	$7,015	$2,314

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands)	Number of Shares	Amount	Accumulated Deficit	Accum. Other Comprehensive Loss	Stockholders’ Equity Attrib. to Holdings	Non- Controlling Interest	Total Stockholders’ Equity
Balance — January 1, 2013	48,300	$650,043	$(235,283)	$(132)	$414,628	$41,584	$456,212
Net income	—	—	1,025	—	1,025	4,557	5,582
Other comprehensive loss — foreign currency translation and other	—	—	—	(425)	(425)	—	(425)
Distribution to noncontrolling interest holders	—	—	—	—	—	(3,090)	(3,090)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	2,298	2,298
Distributions paid	—	—	(34,776)	—	(34,776)	—	(34,776)

Balance — June 30, 2013	48,300	$650,043	$(269,034)	$(557)	$380,452	$45,349	$425,801

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$5,582	$3,101
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	8,050	6,890
Amortization expense	15,074	19,553
Impairment expense	900	—
Amortization of debt issuance costs and original issue discount	1,666	1,576
Loss on debt extinguishment	1,785	856
Supplemental put expense	15,308	1,362
Unrealized (gain) loss on interest rate and foreign currency derivatives	(481)	1,593
Noncontrolling stockholder charges	2,312	2,332
Deferred taxes	(1,573)	(489)
Other	46	845
Changes in operating assets and liabilities, net of acquisition:
Increase in accounts receivable	(26,148)	(21,560)
Increase in inventories	(15,843)	(26,423)
Increase in prepaid expenses and other current assets	(3,667)	(3,441)
Increase in accounts payable and accrued expenses	24,991	22,509
Payment of supplemental put liability	(5,603)	(13,675)

Net cash provided by (used in) operating activities	22,399	(4,971)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(125,390)
Purchases of property and equipment	(9,008)	(6,944)
Proceeds released from escrow related to Staffmark and HALO sales	—	71,187
Purchase of noncontrolling interest	—	(13,234)
Proceeds from sale leaseback transaction	4,372	—
Other investing activities	272	1,082

Net cash used in investing activities	(4,364)	(73,299)

Cash flows from financing activities:
Borrowings under credit facility	70,000	147,500
Repayments under credit facility	(48,350)	(99,729)
Redemption of CamelBak preferred stock	—	(48,022)
Distributions paid	(34,776)	(34,776)
Net proceeds provided by noncontrolling shareholders	—	11,833
Distributions paid to noncontrolling shareholders	(3,090)	(16,289)
Debt issuance costs	(1,843)	(3,154)
Excess tax benefit on stock-based compensation, and other	(69)	5,147

Net cash used in financing activities	(18,128)	(37,490)

Foreign currency impact on cash	(300)	(593)
Net decrease in cash and cash equivalents	(393)	(116,353)
Cash and cash equivalents — beginning of period	18,241	132,370

Cash and cash equivalents — end of period	$17,848	$16,017

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2013

Note A – Organization and business operations

Compass Diversified Holdings, a Delaware statutory trust (“Holdings”), was organized in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC, a Delaware limited liability company (the “Company”), was also formed on November 18, 2005. Holdings is the sole owner of 100% of the Trust Interests (as defined in the LLC Agreement). Compass Group Management LLC, a Delaware limited liability company (“CGM” or the “Manager”), is the sole owner of 100% of the Allocation Interests (as defined in the LLC Agreement). Together, the Trust Interests and Allocation Interests constitute the LLC Interests (as defined in the LLC Agreement). The Manager was formerly the sole owner of 100% of the Interests of the Company, as defined in the Company’s operating agreement dated as of November 18, 2005, which were subsequently reclassified as the “Allocation Interests” pursuant to the LLC Agreement.

The Company is a controlling owner of eight businesses, or operating segments, at June 30, 2013. The operating segments are as follows: Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), American Furniture Manufacturing, Inc. (“AFM” or “American Furniture”), Arnold Magnetic Technologies Holdings Corporation (“Arnold” or “Arnold Magnetics”) CamelBak Products, LLC (“CamelBak”), The ERGO Baby Carrier, Inc. (“Ergobaby”), Fox Factory, Inc. (“FOX”), Liberty Safe and Security Products, Inc. (“Liberty Safe” or “Liberty”), and Anodyne Medical Device, Inc., d/b/a Tridien Medical (“Tridien”). Refer to Note D for further discussion of the operating segments.

Note B – Presentation and principles of consolidation

The condensed consolidated financial statements for the three and six month periods ended June 30, 2013 and June 30, 2012, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Seasonality

Earnings of certain of the Company’s operating segments are seasonal in nature. Earnings from AFM are typically highest in the months of January through April of each year, coinciding with homeowners’ tax refunds. Revenue and earnings from FOX are typically highest in the third quarter, coinciding with the delivery of product for the new bike year. Earnings from Liberty are typically lowest in the second quarter due to lower demand for safes at the onset of summer. Earnings from CamelBak are typically higher in the spring and summer months as this corresponds with warmer weather in the Northern Hemisphere and an increase in hydration related activities.

Consolidation

The condensed consolidated financial statements include the accounts of Holdings and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassification

Certain amounts in the historical condensed consolidated financial statements have been reclassified to conform to the current period presentation. In connection with the exercise of the option for a $30.0 million incremental term loan in April 2012, the Company reclassified approximately $0.9 million from interest expense to loss on debt extinguishment within the condensed consolidated statements of operations during the three and six months ended June 30, 2012. The expense was the result of the write off of a portion of unamortized original issue discount in connection with the Company repaying one of its lenders which did not renew under the new terms of the term loan. The reclassification had no impact on the condensed consolidated statement of cash flows.

Discontinued Operations

On May 1, 2012, the Company sold its majority owned subsidiary, HALO. As such, the results of operations for the periods from April 1, 2012 through the date of sale and January 1, 2012 through the date of sale have been reclassified to exclude discontinued operations in the three and six months ended June 30, 2012, respectively, in accordance with accounting guidelines. Summarized operating results included in discontinued operations for the three and six months ended June 30, 2012 were as follows (in thousands):

	For the period Apr. 1, 2012 through disposition	For the period Jan. 1, 2012 through disposition

Net sales	$14,177	$51,253

Operating loss	(2,680)	(2,141)
Loss from continuing operations before income taxes	(2,680)	(2,141)
Benefit for income taxes	(990)	(973)

Loss from discontinued operations	$(1,690)	$(1,168)

Note C – Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance for presenting comprehensive income, which is effective for us January 1, 2013, and applied prospectively. This amended guidance requires an entity to disclose significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items in net income. The adoption of this amended guidance did not have a significant impact on the condensed consolidated financial statements.

Note D – Operating segment data

At June 30, 2013, the Company had eight reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

•

Advanced Circuits, an electronic components manufacturing company, is a provider of prototype, quick-turn and volume production rigid printed circuit boards. ACI manufactures and delivers custom printed circuit boards to customers primarily in North America. ACI is headquartered in Aurora, Colorado.

•

American Furniture is a leading domestic manufacturer of upholstered furniture for the promotional segment of the marketplace. AFM offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $1,399. AFM is a low-cost manufacturer and is able to ship most products in its line within 48 hours of receiving an order. AFM is headquartered in Ecru, Mississippi and its products are sold in the United States.

•

Arnold Magnetics is a leading global manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including energy, medical, aerospace and defense, consumer electronics, general industrial and automotive. Arnold Magnetics produces high performance permanent magnets (PMAG), flexible magnets (FlexMag) and precision foil products (Rolled Products) that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, the company has built a diverse and blue-chip customer base totaling more than 2,000 clients worldwide. Arnold Magnetics is headquartered in Rochester, New York.

•

CamelBak is a designer and manufacturer of personal hydration products for outdoor, recreation and military use. CamelBak offers a complete line of technical hydration packs, reusable BPA-free water bottles, performance hydration accessories, specialized military gloves and performance accessories. Through its global distribution network, CamelBak products are available in more than 50 countries worldwide. CamelBak is headquartered in Petaluma, California.

•

Ergobaby is a premier designer, marketer and distributor of baby-wearing products, a premium line of stroller travel systems and related accessories. Ergobaby’s reputation for product innovation, reliability and safety has led to numerous awards and accolades from consumer surveys and publications. Ergobaby offers a broad range of wearable baby carriers and related products that are sold through more than 600 retailers and web shops in the United States and internationally. Ergobaby is headquartered in Los Angeles, California.

•

FOX is a leading designer, manufacturer and marketer of high-performance suspension products used primarily on mountain bikes, side-by-side vehicles, on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles or ATVs, snowmobiles, specialty vehicles and applications and motorcycles. FOX designs its products for, and markets its products to, some of the world’s leading original equipment manufacturers, or OEMs, in its markets, and to customers through the aftermarket channel. FOX is headquartered in Scotts Valley, California and its products are sold worldwide.

•

Liberty Safe is a designer, manufacturer and marketer of premium home and gun safes in North America. From its over 204,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. Liberty is headquartered in Payson, Utah.

•

Tridien is a leading designer and manufacturer of powered and non-powered medical therapeutic support surfaces and patient positioning devices serving the acute care, long-term care and home health care markets. Tridien is headquartered in Coral Springs, Florida and its products are sold primarily in North America.

The tabular information that follows shows data for each of the operating segments reconciled to amounts reflected in the consolidated financial statements. The results of operations of each of the operating segments are included in consolidated operating results as of their date of acquisition.

Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business. Segment profit excludes certain charges from the acquisitions of the Company’s initial businesses not pushed down to the segments which are reflected in the Corporate and other line item. There were no significant inter-segment transactions.

A disaggregation of the Company’s consolidated revenue and other financial data for the three and six months ended June 30, 2013 and 2012 is presented below (in thousands):

Net sales of operating segments	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
ACI	$22,667	$21,204	$44,431	$40,649
American Furniture	22,225	21,345	53,041	51,631
Arnold Magnetics	32,651	32,539	63,024	43,836
CamelBak	34,511	44,279	77,266	84,468
Ergobaby	16,420	13,344	32,627	27,025
FOX	70,316	60,719	125,195	106,391
Liberty	31,854	22,464	61,586	43,615
Tridien	15,131	14,122	30,172	27,728

Total	245,775	230,016	487,342	425,343
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—	—	—

Total consolidated revenues	$245,775	$230,016	$487,342	$425,343

International Revenues

Revenues from geographic locations outside the United States were material for the following operating segments: Ergobaby, CamelBak and Arnold, in each of the periods presented. Ergobaby recorded net sales to locations outside the United States of $8.5 million and $17.7 million for the three and six months ended June 30, 2013, respectively, and $7.3 million and $15.5 million for the three and six months ended June 30, 2012, respectively. CamelBak recorded net sales to locations outside the United States of $6.7 million and $15.8 million for the three and six months ended June 30, 2013, respectively, and $7.0 million and $15.1 million for the three and six months ended June 30, 2012, respectively. Arnold Magnetics recorded net sales to locations outside the United States of $15.2 million and $30.1 million for the three and six months ended June 30, 2013, respectively, and $13.9 million for the three months ended June 30, 2012. There were no significant inter-segment transactions.

Profit (loss) of operating segments (1)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

ACI	$6,323	$5,920	$12,230	$12,076
American Furniture	(221)	(740)	352	(451)
Arnold Magnetics (2)	3,159	855	4,769	(3,826)
CamelBak	3,888	8,876	12,826	16,020
Ergobaby	3,250	2,016	5,964	3,665
FOX	10,143	6,855	16,205	11,146
Liberty	3,319	1,642	6,176	2,217
Tridien	(163)	1,032	591	1,924

Total	29,698	26,456	59,113	42,771
Reconciliation of segment profit to consolidated income from continuing operations before income taxes:
Interest expense, net	(4,188)	(6,841)	(9,527)	(12,837)
Other income (expense), net	(343)	(128)	(16)	(396)
Corporate and other (3)	(17,336)	(9,796)	(30,414)	(15,381)

Total consolidated income from continuing operations before income taxes	$7,831	$9,691	$19,156	$14,157

(1)	Segment profit (loss) represents operating income (loss).
(2)	The three and six months ended June 30, 2012 results include acquisition-related costs in connection with the acquisition of Arnold expensed in accordance with acquisition accounting of $0.5 million and $4.8 million, respectively.
(3)	Includes fair value adjustments related to the supplemental put liability.

Accounts receivable	Accounts Receivable June 30, 2013	Accounts Receivable December 31, 2012
ACI	$6,739	$6,045
American Furniture	9,270	8,840
Arnold Magnetics	18,036	15,850
CamelBak	24,335	23,665
Ergobaby	7,672	6,262
FOX	40,831	25,664
Liberty	16,584	11,914
Tridien	7,231	5,456

Total	130,698	103,696
Reconciliation of segment to consolidated totals:

Corporate and other	—	—

Total	130,698	103,696
Allowance for doubtful accounts	(3,419)	(3,049)

Total consolidated net accounts receivable	$127,279	$100,647

	Goodwill June 30,	Goodwill Dec. 31,	Identifiable Assets June 30,	Identifiable Assets Dec. 31,	Depreciation and Amortization Expense Three months ended June 30,		Depreciation and Amortization Expense Six months ended June 30,
	2013(1)	2012(1)	2013(1)	2012(1)	2013	2012	2013	2012
Goodwill and identifiable assets of operating segments
ACI	$57,615	$57,615	$22,276	$28,044	$1,203	$1,237	$2,408	$2,457
American Furniture	—	—	20,867	23,827	46	2	89	73
Arnold Magnetics	51,767	51,767	89,956	90,877	2,080	3,566	4,059	5,670
CamelBak	5,546	5,546	221,218	231,102	3,243	3,281	6,439	6,539
Ergobaby	41,664	41,664	66,960	70,002	905	900	1,816	2,333
FOX	31,372	31,372	102,700	86,188	1,928	1,742	3,813	3,455
Liberty	32,684	32,684	41,071	38,265	1,470	1,718	3,220	3,562
Tridien	19,555	19,555	16,376	18,934	556	573	1,124	1,137

Total	240,203	240,203	581,424	587,239	11,431	13,019	22,968	25,226
Reconciliation of segment to consolidated total:					—	—

Corporate and other identifiable assets	—	—	14,062	9,788	82	69	156	126
Amortization of debt issuance costs and original issue discount	—	—	—	—	821	845	1,666	1,576
Goodwill carried at Corporate level (2)	17,324	17,324	—	—	—	—	—	—

Total	$257,527	$257,527	$595,486	$597,027	$12,334	$13,933	$24,790	$26,928

(1)	Does not include accounts receivable balances per schedule above.
(2)	Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the segments. This amount is allocated back to the respective segments for purposes of goodwill impairment testing.

Note E – Property, plant and equipment and inventory

Property, plant and equipment is comprised of the following at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012

Machinery and equipment	$83,048	$79,088
Office furniture, computers and software	7,587	6,548
Leasehold improvements	14,831	11,915
Buildings and land	424	4,517

	105,890	102,068
Less: accumulated depreciation	(41,221)	(33,580)

Total	$64,669	$68,488

Depreciation expense was $4.1 million and $8.1 million for the three and six months ended June 30, 2013, respectively, and $3.8 million and $6.9 million for the three and six months ended June 30, 2012, respectively.

During the three months ended June 30, 2013, ACI executed a sale leaseback transaction on a new manufacturing facility in Aurora, CO. The resulting lease qualified and was accounted for as an operating lease. The net proceeds from the sale-leaseback transaction totaled $4.4 million. No gain was recorded as a result of the sale leaseback. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial lease term including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property.

Inventory is comprised of the following at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012

Raw materials and supplies	$92,478	$75,894
Finished goods	59,144	60,565
Less: obsolescence reserve	(8,513)	(9,176)

Total	$143,109	$127,283

Note F – Goodwill and other intangible assets

Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Indefinite lived intangible assets, representing trademarks and trade names, are not amortized unless their useful life is determined to be finite. Long-lived intangible assets are subject to amortization using the straight-line method. Goodwill and indefinite lived intangible assets are tested for impairment annually as of March 31st and more often if a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value. Each of the Company’s businesses represents a reporting unit, except Arnold, which comprises three reporting units.

2013 Annual goodwill impairment testing

The Company is required to perform impairment reviews of goodwill balances at each of its Reporting Units (“RU”) at least annually and more frequently in certain circumstances in order to determine that the fair value of each RU equals or exceeds its carrying value. Each of the Company’s businesses represents a RU and Arnold is comprised of three RUs. Each of its RU is subject to impairment review at March 31, 2013, which represents the annual date for impairment testing, with the exception of American Furniture. The balance of American Furniture’s goodwill was completely written off in 2011.

At March 31, 2013, the Company elected to use the qualitative assessment alternative (step 0) to test goodwill for impairment for each of the RU that maintain a goodwill carrying value with the exception of Arnold which required further quantitative testing (step 1), in that the Company could not conclude that the fair value of the RUs exceeds the carrying value based on qualitative factors. As of March 31, 2013, the Company has preliminarily concluded that the estimated fair value of each of its RU subject to the qualitative assessment exceeded its carrying value, in addition, based on the step 1 quantitative impairment analysis of the three RU’s at Arnold, the Company has preliminarily concluded that the fair value for each of Arnold’s three RU exceeded its carrying amount.

During the second quarter of 2013, one of Tridien’s largest customers lost a large contract program that was being serviced substantially with Tridien product. The expected lost sales and net income were significant enough to trigger an interim goodwill impairment analysis. The preliminary result of the interim goodwill impairment analysis indicated that the implied fair value of goodwill exceeded the carrying value of goodwill ($28.2 million) by approximately 6%. The weighted average cost of capital used in the analysis was 14.5%. A 1% increase in the weighted average cost of capital would require the Company to impair Tridien’s goodwill balance.

A reconciliation of the change in the carrying value of goodwill for the six months ended June 30, 2013 and the year ended December 31, 2012, is as follows (in thousands):

	Six months ended June 30, 2013	Year ended December 31, 2012
Beginning balance:
Goodwill	$298,962	$247,002
Accumulated impairment losses	(41,435)	(41,435)

	257,527	205,567

Impairment losses	—	—
Acquisition of businesses (1)	—	51,441
Adjustment to purchase accounting	—	519

Total adjustments	—	51,960

Ending balance:
Goodwill	298,962	298,962
Accumulated impairment losses	(41,435)	(41,435)

	$257,527	$257,527

(1)	Relates to the purchase of Arnold Magnetics in 2012.

Other intangible assets

2013 Annual indefinite-lived impairment testing

The Financial Accounting Standards Board issued an Accounting Standards Update 2012 (“2012-02 ASU”) in September 2011 that permits companies to make a qualitative assessment of whether it is more likely than not that an indefinite-live intangible asset, other than goodwill, is impaired. This ASU is effective for fiscal years beginning after December 15, 2012.

The optional qualitative assessment permits an entity to consider events and circumstances that could affect the fair value of the indefinite-lived intangible asset and avoid the quantitative test if the entity is able to support a conclusion that the indefinite-lived intangible asset is not impaired. The Company’s indefinite-lived intangible assets consist of trade names with a carrying value of approximately $131.7 million. At March 31, 2013, the Company elected to use the qualitative assessment alternative to test its indefinite-lived intangible assets for impairment. As of March 31, 2013, the Company has preliminarily concluded that the estimated fair value of each of its indefinite lived intangible assets exceeded its carrying value.

During the second quarter of 2013, one of Tridien’s largest customers lost a large contract program that was being serviced substantially with Tridien product. The expected lost sales and net income were significant enough to trigger an interim indefinite-lived asset impairment analysis. The preliminary analysis indicated that sales of Tridien product, reliant on trade names could not fully support the carrying value of Tridien’s trade names. As such, the Company wrote down the value of the trade names by $0.9 million to a carrying value of approximately $0.6 million as of June 30, 2013.

Other intangible assets are comprised of the following at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012	Weighted Average Useful Lives

Customer relationships	$191,878	$191,878	12
Technology and patents	89,556	89,541	8
Trade names, subject to amortization	7,595	7,595	10
Licensing and non-compete agreements	7,736	7,736	4
Distributor relations and other	606	606	5

	297,371	297,356
Accumulated amortization:
Customer relationships	(56,517)	(48,316)
Technology and patents	(39,269)	(33,808)
Trade names, subject to amortization	(1,436)	(977)
Licensing and non-compete agreements	(6,366)	(5,503)
Distributor relations and other	(606)	(516)

Total accumulated amortization	(104,194)	(89,120)
Trade names, not subject to amortization	131,672	132,430

Total intangibles, net	$324,849	$340,666

Amortization expense related to intangible assets was $7.4 million and $15.1 million for the three and six months ended June 30, 2013, respectively, and $7.8 million and $14.9 million for the three and six months ended June 30, 2012, respectively. Estimated charges to amortization expense of intangible assets over the next five years, is as follows, (in thousands):

July 1, 2013 through Dec. 31, 2013	$13,931
2014	28,431
2015	24,805
2016	18,531
2017	17,253

$102,951

Note G – Debt

On October 27, 2011, the Company obtained a $515 million credit facility, with an optional $135 million increase, from a group of lenders led by Toronto Dominion (Texas) LLC (the “Credit Facility”). The Credit Facility provided for (i) a Revolving Credit Facility of $290 million due in October 2016, and (ii) a $225 million Term Loan Facility due in October 2017. The Term Loan Facility was issued at an original issuance discount of 96% and required quarterly payments of approximately $0.56 million commencing March 31, 2012. The Credit Facility is secured by a first priority lien on all the assets of the Company, including, but not limited to, the capital stock of the businesses, loan receivables from the Company’s businesses, cash and other assets.

On April 2, 2012, the Company exercised its option for an incremental term loan in the amount of $30 million. The incremental term loan was issued at 99% of par value and increased the term loans outstanding under the Credit Facility from approximately $224.4 million to approximately $254.4 million. The Company received total proceeds of $52.9 million in connection with this amendment, of which $22.9 million was used to repay an existing bank that did not agree to the terms of the amendment. As a result, the Company removed the unamortized original issue discount related to this bank, and recorded a loss on debt extinguishment in the amount of $0.9 million. The remaining net proceeds from this incremental term loan were primarily used to reduce outstanding borrowings under the Revolving Credit Facility.

On April 3, 2013, the Company exercised its option for an incremental term loan in the amount of $30 million. The incremental term loan was issued at par value and increased the term loans outstanding under the Credit Facility to approximately $281.9 million. The quarterly amortization payments increased to approximately $0.7 million as a result of this incremental term loan. In addition, the Company amended its Credit Facility to reduce the margin on its LIBOR Loans from 5.00% to 4.00% and on its Base Rate Loans from 4.00% to 3.00% and reduced the LIBOR floor from 1.25% to 1.00%. The Company also amended the pricing terms of its Revolving Credit Facility. Under the terms of the amendment, amounts borrowed under the Revolving Credit Facility now bear interest based on a leverage ratio defined in the credit agreement at either LIBOR plus a margin ranging from 2.50% to 3.50%, or base rate plus a margin ranging from 1.50% to 2.50%. Further, the unused fee for the revolving credit facility was reduced from 1.00% to 0.75% when leverage is lower than a defined ratio and the maturity date for the Revolving Credit Facility was extended by six months to April 2017. The Company paid an amendment fee in connection with this amendment of approximately $1.8 million, and incurred additional fees and expenses of approximately $0.1 million in the aggregate. The Company received total proceeds of $69.2 million in connection with this amendment, of which $39.2 million was used to repay existing banks that did not agree to the terms of the amendment. As a result, the Company removed the unamortized original issue discount and debt issuance costs related to these banks, and recorded a loss on debt extinguishment in the amount of $1.8 million. The remaining net proceeds from this incremental term loan were primarily used to reduce outstanding borrowings under the Revolving Credit Facility.

Borrowing base availability under our Revolving Credit Facility was approximately $271.2 million at June 30, 2013. Letters of credit outstanding at June 30, 2013 totaled approximately $1.8 million. At June 30, 2013, the Company was in compliance with its covenants under the Credit Facility.

The following table provides the Company’s debt holdings at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012

Revolving Credit Facility	$17,000	$24,000
Term Loan Facility	281,175	252,525
Original issue discount	(5,100)	(6,967)

Total debt	$293,075	$269,558

Less: Current portion, term loan facilities	(2,850)	(2,550)

Long term debt	$290,225	$267,008

Note H – Derivative instruments and hedging activities

The Credit Facility requires the Company to hedge the interest on fifty percent of the outstanding debt under the Term Loan Facility. The Company purchased the following derivatives on October 31, 2011:

•

A two-year interest rate cap (“Cap”) with a notional amount of $200 million effective December 31, 2011 through December 31, 2013. The agreement caps the three-month LIBOR rate at 2.5% in exchange for a fixed payment of $0.3 million. At June 30, 2013 this Cap had a fair value of $0.0 million and is reflected in other current assets on the consolidated balance sheet. The difference between the fixed payment and its mark-to-market value is reflected as a component of interest expense; and

•

A three-year interest rate swap (“Swap”) with a notional amount of $200 million effective January 1, 2014 through December 31, 2016. The agreement requires the Company to pay interest on the notional amount at the rate of 2.49% in exchange for the three-month LIBOR rate, with a floor of 1.5%. At June 30, 2013, this Swap had a fair value loss of $3.6 million. The fair value is reflected in other current liabilities of $1.0 million and other non-current liabilities of $2.6 million with its periodic mark-to-market value reflected as a component of interest expense.

The Company did not elect hedge accounting for the above derivative transactions associated with the Credit Facility and as a result, periodic mark-to-market changes in fair value are reflected as a component of interest expense in the consolidated statement of operations.

Certain of the Company’s subsidiaries enter into foreign currency hedging transactions to limit their risk exposure to fluctuations in foreign currency rates. The Company has not elected hedge accounting for these transactions. These foreign currency instruments are marked-to-market and accordingly $0.2 million of loss was recorded during the three months ended June 30, 2013 to other income/expense, and $0.2 million of gain was recorded during the six months ended June 30, 2013 to other income/expense. The notional amount of these currency hedging transactions totaled $7.7 million at June 30, 2013 and the fair value was $0.1 million and is included in other current assets on the condensed consolidated balance sheet. Refer to Note I for the related fair value disclosures.

Note I – Fair value measurement

Recurring basis:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at June 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at June 30, 2013
	Carrying Value	Level 1	Level 2	Level 3
Assets:

Interest rate cap	$—	$—	$—	$—

Foreign currency instruments (1)	77	—	77	—

Liabilities:

Supplemental put obligation	$61,303	$—	$—	$61,303
Call option of noncontrolling shareholder (2)	25	—	—	25
Put option of noncontrolling shareholders (3)	50	—	—	50
Interest rate swap	3,593	—	3,593	—

(1)	Comprised of foreign currency instruments that do not qualify as hedges.
(2)	Represents a noncontrolling shareholder’s call option to purchase additional common stock in Tridien.
(3)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition.

	Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3
Assets:

Interest rate cap	$—	$—	$—	$—
Liabilities:
Supplemental put obligation	$51,598	$—	$—	$51,598
Call option of noncontrolling shareholder	25	—	—	25
Put option of noncontrolling shareholders	50	—	—	50
Interest rate swap	3,997	—	3,997	—

Reconciliations of the change in the carrying value of our Level 3 supplemental put liability from January 1, 2013 through June 30, 2013 and from January 1, 2012 through June 30, 2012 are as follows (in thousands):

	2013	2012
Balance at January 1	$51,598	$49,489
Supplemental put expense (reversal)	6,396	(1,540)
Payment of supplemental put liability	—	(13,675)

Balance at March 31	$57,994	$34,274
Supplemental put expense	8,912	2,902
Payment of supplemental put liability	(5,603)	—

Balance at June 30	$61,303	$37,176

Valuation Techniques

The Company has not changed its valuation techniques in measuring the fair value of any of its financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Supplemental put obligation:

The change in the supplemental put liability during the three and six months ended June 30, 2013, was primarily related to an increase in the estimated fair value of the FOX operating segment. In addition, during the three months ended June 30, 2013, the Company paid $5.6 million of the supplemental put liability related to the contribution-based profit allocation for the fifth anniversary of the acquisition of FOX. Refer to Note O for discussion regarding the termination of the Supplemental Put Agreement.

Foreign currency instruments – asset:

The Company’s foreign currency instruments consist of over-the-counter foreign currency instruments which are not traded on a public exchange. The fair value of the Company’s foreign currency instruments were determined based on inputs that were readily available in public markets or could be derived from information available in publicly quoted markets. As such, the Company categorized the foreign currency instruments as Level 2.

Nonrecurring basis:

The following table provides the assets and liabilities carried at fair value measured on a nonrecurring basis at June 30, 2013 (in thousands).

					Expense		Expense
	Fair Value Measurements at Jun. 30, 2013				Three months ended June 30,		Six months ended June 30,
	Carrying Value	Level 1	Level 2	Level 3	2013	2012	2013	2012
Assets:
Trade name at Tridien (1)	$580	$—	$—	$580	$900	$—	$900	$—

(1)	Please refer to Note F for discussion regarding the impairment of the indefinite-lived tradename asset at Tridien.

Note J – Stockholder’s equity

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

Distributions:

•	On January 31, 2013, the Company paid a distribution of $0.36 per share to holders of record as of January 25, 2013. This distribution was declared on January 10, 2013.

•	On April 30, 2013, the Company paid a distribution of $0.36 per share to holders of record as of April 23, 2013. This distribution was declared on April 9, 2013.

•	On July 30, 2013, the Company paid a distribution of $0.36 per share to holders of record as of July 23, 2013. This distribution was declared on July 10, 2013.

Note K – Warranties

The Company’s CamelBak, Ergobaby, FOX, Liberty and Tridien operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. A reconciliation of the change in the carrying value of the Company’s warranty liability for the six months ended June 30, 2013 and the year ended December 31, 2012 is as follows (in thousands):

	Six months ended June 30, 2013	Year ended December 31, 2012
Beginning balance	$6,410	$4,311
Accrual	2,328	5,903
Warranty payments	(2,622)	(3,804)

Ending balance	$6,116	$6,410

Note L – Noncontrolling interest

Noncontrolling interest represents the portion of the Company’s majority-owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of June 30, 2013 and December 31, 2012:

	% Ownership		% Ownership
	June 30, 2013		December 31, 2012
	Primary	Fully Diluted	Primary	Fully Diluted
ACI	69.4	69.4	69.4	69.4
American Furniture	99.9	99.9	99.9	99.9
Arnold Magnetics	96.7	87.3	96.7	87.6
CamelBak	89.9	79.7	89.9	79.7
Ergobaby	81.0	74.1	81.1	77.1
FOX	75.8	70.5	75.8	70.6
Liberty	96.2	85.0	96.2	86.7
Tridien	81.4	67.2	81.3	67.4

	Noncontrolling Interest Balances
(in thousands)	June 30, 2013	December 31, 2012
ACI	$(3,831)	$(5,359)
American Furniture	260	260
Arnold Magnetics	1,716	1,610
CamelBak	12,976	12,173
Ergobaby	11,909	11,195
FOX	15,899	12,530
Liberty	2,042	1,752
Tridien	4,278	7,323
CGM	100	100

	$45,349	$41,584

Tridien Preferred Stock Redemption

On February 7, 2013, Tridien redeemed 175,000 shares of its Redeemable Preferred Stock at a redemption price of $100 per share, aggregating $17.5 million. The purpose of this redemption was to recapitalize Tridien in the normal course of business. The Company received $14.4 million of the redemption payout and non-controlling shareholders of Tridien received the remaining $3.1 million. In connection with this redemption, Tridien amended its inter-company loan agreement (the “Loan Agreement”). The Loan Agreement was amended to (i) provide for additional term loan borrowings of $16.5 million and reduce the revolving loan commitment of $4.0 million, (ii) permit the proceeds from the additional term loans and an additional advance under the revolving loan commitment to fund such preferred stock redemption, (iii) extend the maturity dates of the term loans and revolving loan commitment under the Loan Agreement, (iv) provide for annual amortization of $500,000 in respect of such additional term loan borrowings constituting Term A Loans, and (v) modify borrowing rates under the Loan Agreement. All other material terms and conditions of the Loan Agreement were unchanged. The primary and fully diluted ownership percentages of Tridien did not change as a result of this redemption. The noncontrolling shareholders’ portion of the preferred stock redemption was recorded to noncontrolling interest on the condensed consolidated balance sheet and was funded by the Company through a draw on its Revolving Credit Facility.

Note M – Income taxes

Each fiscal quarter the Company estimates its annual effective tax rate and applies that rate to its interim pre-tax earnings. In this regard, the Company reflects the full year’s estimated tax impact of certain unusual or infrequently occurring items and the effects of changes in tax laws or rates in the interim period in which they occur.

The computation of the annual estimated effective tax rate in each interim period requires certain estimates and significant judgment, including the projected operating income for the year, projections of the proportion of income earned and taxed in other jurisdictions, permanent and temporary differences and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, as additional information is obtained or as the tax environment changes.

The reconciliation between the Federal Statutory Rate and the effective income tax rate for the six months ended June 30, 2013 and 2012 are as follows:

	Six months ended June 30,
	2013	2012
United States Federal Statutory Rate	35.0%	35.0%
Foreign and State income taxes (net of Federal benefits)	6.0	8.4
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	30.6	18.4
Impact of subsidiary employee stock options	1.1	(5.1)
Domestic production activities deduction	(3.5)	(3.5)
Non-deductible acquisition costs	—	10.7
Non-recognition of NOL carryforwards at subsidiaries	0.6	4.0
Other	1.1	1.0

Effective income tax rate	70.9%	68.9%

(1)	The effective income tax rate for all periods includes a significant loss at the Company’s parent which is taxed as a partnership.

Note N – Defined Benefit Plan

In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.

The unfunded liability of $1.3 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at June 30, 2013. Net periodic benefit cost consists of the following for the three and six months ended June 30, 2013. The net periodic benefit cost from date of acquisition through March 31, 2012 was not significant.

	Three months ended June 30, 2013	Date of acquisition through June 30, 2012	Six months ended June 30, 2013
Service cost	$114	$150	$228
Interest cost	70	107	141
Expected return on plan assets	(208)	(36)	(355)

Net periodic benefit cost	$(24)	$221	$14

During the three and six months ended June 30, 2013, per the terms of the agreement, Arnold has contributed $0.1 million and $0.2 million to the plan, respectively. For the remainder of 2013, the expected contribution to the plan will be approximately $0.4 million.

The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at June 30, 2013 were considered Level 3.

Note O – Subsequent event

Supplemental Put Accounting (MSA revision)

On July 1, 2013, the Company and the Manager amended the Management Services Agreement to provide for certain modifications related to the Manager’s registration as an investment adviser under the Investment Advisers Act of 1940 (“Advisor’s Act”), as amended.

In connection with the Amendment and the Manager’s registration as an investment adviser under the Adviser’s Act, the Company and the Manager also agreed to terminate the Supplemental Put Agreement, which has the effect of eliminating the Manager’s right to require the Company to purchase from the Manager the allocation interests of the Company owned by the Manager upon termination of the Management Services Agreement. Pursuant to the Management Services Agreement, as amended, the Manager will continue to manage the day-to-day operations and affairs of the Company, oversee the management and operations of the Company’s businesses and perform certain other services for the Company. The Company is in the process of determining the impact on its current accounting for the supplemental put as a result of the termination of the Supplemental Put Agreement and expects to finalize its conclusions before the filing of its third quarter form 10-Q.

FOX IPO discussion

On July 8, 2013, the Company’s subsidiary FOX filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) for a proposed initial public offering (“IPO”) of FOX’s common stock. As disclosed in the registration statement, FOX and certain of its shareholders are selling 2,857,143 shares and 5,714,286 shares (including 4,734,889 shares held by CODI) of FOX common stock, respectively, assuming no exercise of the option to purchase additional shares granted to the underwriters by the selling shareholders.

Additionally, assuming the IPO closes as expected FOX intends to use its proceeds from the IPO and anticipated borrowings under a new credit facility with a third-party lender to repay the then outstanding indebtedness under its existing credit facility with the Company, which facility had an outstanding balance of $65.5 million as of June 30, 2013.

Upon completion of the IPO, the Company expects to own approximately 56.8% of the outstanding shares of FOX common stock, assuming no exercise of the option to purchase additional shares granted to the underwriters, or approximately 53.9%, assuming full exercise of the option granted to the underwriters.

Increase in Revolving Credit Facility

On August 6, 2013, the Company exercised an option under its credit agreement to expand its revolving credit facility by $30 million, increasing the total amount available under the facility to $320 million subject to borrowing base restrictions. The Company intends to utilize the incremental borrowing capacity under the revolving credit facility to fund future growth opportunities and provide for working capital and general corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the sections entitled “Forward-Looking Statements” included elsewhere in this Quarterly Report as well as those risk factors discussed in the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012.

Overview

Compass Diversified Holdings, a Delaware statutory trust, was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC, a Delaware limited liability company, was also formed on November 18, 2005. In accordance with the Trust Agreement, the Trust is sole owner of 100% of the Trust Interests (as defined in the LLC Agreement) of the Company and, pursuant to the LLC Agreement, the Company has outstanding the identical number of Trust Interests as the number of outstanding shares of the Trust. The Manager is the sole owner of 100% of the Allocation Interests of the Company. The Company is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.

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

Our management team’s strategy for our businesses involves:

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

We are dependent on the earnings of, and cash receipts from our businesses to meet our corporate overhead and management fee expenses and to pay distributions. These earnings and distributions, net of any minority interests in these businesses, are generally available:

•	first, to meet capital expenditure requirements, management fees and corporate overhead expenses;

•	second, to fund distributions from the businesses to the Company; and

•	third, to be distributed by the Trust to shareholders.

2013 First Half Highlights

Debt Re-pricing

On April 3, 2013, we exercised an option to increase the Term Loan Facility by $30 million. Net proceeds from this incremental term loan were used to reduce outstanding loans on the Revolving Credit Facility. In connection with the increase, we amended the pricing of the Credit Facility wherein borrowings under the Term Loan Facility now bear interest at LIBOR plus 4.0% with a floor of 1.0% and borrowings under the Revolving Credit Facility now bear interest at LIBOR plus 1.5% - 2.0%. In addition, the amendment provides for a reduction in commitment fees on revolving loan availability to 0.75% and extended the maturity date on the Revolving Credit Facility to April 2017. All other material terms of the Credit Facility remain unchanged. We incurred fees of approximately $1.9 million.

FOX IPO

FOX filed a registration statement on Form S-1 on July 8, 2013 with the Securities and Exchange Commission for a proposed IPO of FOX’s common stock. We estimate that FOX and certain of its shareholders will sell 2,857,143 shares and 5,714,286 shares (including 4,734,889 shares held by CODI) of FOX common stock, respectively, assuming no exercise of the option to purchase additional shares granted to the underwriters.

Additionally, assuming the IPO closes as expected FOX intends to use the proceeds from the IPO and anticipated borrowings under a new credit facility with a third-party lender to repay its outstanding indebtedness under its existing credit facility with us, which facility had an outstanding balance of $65.5 million as of June 30, 2013.

Upon completion of the IPO, we estimate that we will own approximately 56.8% of the outstanding shares of FOX common stock, assuming no exercise of the option to purchase additional shares granted to the underwriters, or approximately 53.9%, assuming full exercise of the option granted to the underwriters.

Outlook

Net sales during the first half of 2013 increased at six of our eight businesses when compared to the first half of 2012 net sales. The preliminary estimate of U.S. gross domestic product (“GDP”), a measure of the total production of goods and services in the United States, increased during the second quarter of 2013 at the seasonally adjusted annualized rate of 1.7%, compared to 1.1% in the first quarter of 2013. The increased rate of growth has been primarily fueled by consumer spending, which positively impacted the sales and earnings of three of our branded products businesses consisting of Ergobaby, Fox and Liberty Safe. Continued growth in consumer spending, we believe, will positively impact growth in these businesses during the remainder of the year. Alternatively, Department of Defense cutbacks and the continued reduction in troop deployment has had a negative impact on revenues and earnings in the first half of 2013 at Advanced Circuits and Arnold, two of our industrial niche businesses, and CamelBak. Our significant liquidity provides us the opportunity to reinvest in our existing businesses and pursue additional platform and add-on acquisitions through the remainder of fiscal 2013.

Middle market deal flow in the first half of 2013 was slower than typical, in part due to a high level of tax-driven transactions in the fourth quarter of 2012 resulting in a reduced deal pipeline. We are experiencing a slight uptick in deal activity and are cautiously optimistic that deal flow will increase over the balance of this year. Valuation levels remain relatively high for high quality companies, driven by the continued availability of debt capital with attractive terms and financial and strategic buyers seeking to deploy equity capital.

We are dependent on the earnings of, and cash receipts from, the businesses that we own to meet our corporate overhead and management fee expenses and to pay distributions. These earnings and distributions, net of any minority interests in these businesses, will be available:

•	First, to meet capital expenditure requirements, management fees and corporate overhead expenses;

•	Second, to fund distributions from the businesses to the Company; and

•	Third, to be distributed by the Trust to shareholders.

Results of Operations

We were formed on November 18, 2005 and acquired our existing businesses (segments) as follows:

May 16, 2006	August 1, 2006	August 31, 2007	January 4, 2008	March 31, 2010
Advanced Circuits	Tridien	American Furniture	Fox	Liberty Safe

September 16, 2010	August 24, 2011	March 5, 2012
ERGObaby	CamelBak	Arnold Magnetics

In the following results of operations, we provide (i) actual consolidated results of operations for the three and six months ended June 30, 2013 and 2012, which includes the historical results of operations of our businesses (operating segments) from the date of acquisition and, (ii) comparative results of operations for each of our businesses on a stand-alone basis for the three and six months ended June 30, 2013 and 2012 which include relevant pro-forma adjustments to historical results of operations and explanations, where appropriate, for the 2012 acquisition.

Consolidated Results of Operations – Compass Diversified Holdings and Compass Group Diversified Holdings LLC

(in thousands)	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Net sales	$245,775	$230,016	$487,342	$425,343
Cost of sales	168,418	157,115	333,612	290,755

Gross profit	77,357	72,901	153,730	134,588
Selling, general and administrative expense	40,994	39,901	82,203	80,334
Fees to manager	4,434	4,333	8,750	8,865
Supplemental put expense	8,912	2,902	15,308	1,362
Amortization of intangibles	7,444	7,764	15,074	14,940
Impairment expense	900	—	900	—

Income from operations	$14,673	$18,001	$31,495	$29,087

Net sales

On a consolidated basis, net sales for the second quarter of 2013 increased by approximately $15.8 million or 6.9% when compared to last year’s second quarter. Meaningful sales increases at Ergobaby ($3.1 million), Fox ($9.6 million) and Liberty ($9.4 million) were offset in part by a decrease in sales at CamelBak ($9.8 million). The net increase in sales at our four other businesses account for the remaining increase in sales for the three months ended June 30, 2013 compared to the same period in 2012. Consolidated net sales for the six months ended June 30, 2013 increased $62.0 million over the corresponding period in 2012. Incremental 2013 sales from Arnold, our 2012 acquisition, accounts for $19.2 million of the increase while meaningful sales increases at Fox ($18.8 million) and Liberty ($18.0 million) account for the majority of the remainder of the increase. Refer to “Results of Operations – Our Businesses” for a more detailed analysis of net sales by business segment.

We do not generate any revenues apart from those generated by the businesses we own. We may generate interest income on the investment of available funds, but expect such earnings to be minimal. Our investment in our businesses is typically in the form of loans from the Company to such businesses, as well as equity interests in those companies. Cash flows coming to the Trust and the Company are the result of interest payments on those loans, amortization of those loans and dividends on our equity ownership. However, on a consolidated basis these items will be eliminated.

Cost of sales

On a consolidated basis, cost of sales increased approximately $11.3 million and $42.9 million during the three and six month periods ended June 30, 2013, respectively, compared to the corresponding periods in 2012. This increase is due almost entirely to the corresponding increase in net sales referred to above. Gross profit as a percentage of sales decreased 0.2% in the three months ended June 30, 2013 compared to the same period in 2012 and decreased 0.1% in the six months ended June 30, 2013 compared to the same period in 2012. Refer to “Results of Operations – Our Businesses” for a detailed analysis of cost of sales by business segment.

Selling, general and administrative expense

On a consolidated basis, selling, general and administrative expense increased approximately $1.1 million during the three month period ended June 30, 2013 compared to the corresponding period in 2012. This increase is due primarily to increased costs at those businesses which experienced significant top line sales growth in the second quarter of 2013 (Ergobaby, Fox and Liberty). On a consolidated basis, selling, general and administrative expenses increased approximately $1.9 million during the six months ended June 30, 2013 compared to the corresponding period in 2012. This increase is due primarily to increased costs at those businesses which experienced significant top line sales growth in the first half of 2013 (Fox and Liberty) and the inclusion of Arnold’s (acquired March 5, 2012) results of operations for six months in 2013 compared to only four months in 2012, offset in part by $4.3 million in acquisition transaction costs reflected in the first quarter of 2012. No acquisition transaction costs were recorded in 2013. Refer to “Results of Operations – Our Businesses” for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, selling, general and administrative expense increased $0.4 million and $0.2 million during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The increase in both periods is principally due to higher professional fees.

Fees to manager

Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three and six-month periods ended June 30, 2013, these costs increased by $0.1 million and decreased by $0.1 million, respectively.

Supplemental put expense

Concurrent with the 2006 IPO, we entered into a Supplemental Put Agreement with our Manager pursuant to which our Manager has the right to cause us to purchase the Allocation Interests then owned by them upon termination of the Management Services Agreement. This charge represents the estimated increase/decrease in the value of our businesses over our basis in those businesses together with the increase/decrease in the contribution portion of the profit allocation that our Manager would be entitled to if the Management Services Agreement were terminated. During the three and six months ended June 30, 2013, we incurred approximately $8.9 million and $15.3 million, respectively, in supplemental put expense compared to $2.9 million and $1.4 million, respectively, in the corresponding periods in 2012, based principally on the positive results of operations of Fox during these periods. Refer to “Critical Accounting Estimates” – “Supplemental Put Agreement” for detail on the termination of the Supplemental Put Agreement on July 1, 2013.

Amortization of intangibles

Amortization of intangible assets decreased approximately $0.3 million in the three months ended June, 2013 compared to the same period in 2012 due to a portion of intangible assets becoming fully amortized.

Impairment expense

During the second quarter of 2013, one of Tridien’s largest customers lost a large contract program that was being serviced substantially with Tridien product. The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived asset impairment analysis. The result of these analyses supported the carrying value of goodwill but indicated that sales of product reliant on trade names could not fully support the carrying value of Tridien’s trade names. As such, we wrote down the value of the trade names by $0.9 million to a carrying value of approximately $0.6 million at June 30, 2013.

Results of Operations — Our Businesses

The following discussion reflects a comparison of the historical results of operations of each of our businesses for the three and six month periods ending June 30, 2013 and June 30, 2012 on a stand-alone basis. The results of operations for the 2012 acquisition include appropriate pro-forma adjustments and explanations related to the acquisition. We believe this is the most meaningful comparison of the operating results for each of our business segments. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.

Advanced Circuits

Overview

Advanced Circuits is a provider of prototype, quick-turn and volume production printed circuit boards (‘PCBs”) to customers throughout the United States. Prototype and quick-turn PCBs typically command higher margins than volume production PCBs given that customers require high levels of responsiveness, technical support and timely delivery of prototype and quick-turn PCBs and are willing to pay a premium for them. Advanced Circuits is able to meet its customers’ demands by manufacturing custom PCBs in as little as 24 hours, while maintaining over 98.0% error-free production rates and real-time customer service and product tracking 24 hours per day.

We purchased a controlling interest in Advanced Circuits on May 16, 2006.

On May 23, 2012 Advanced Circuits acquired Universal Circuits for approximately $2.3 million. Universal Circuits supplies PCBs to major military, aerospace, and medical original equipment manufacturers and contract manufacturers. Universal Circuits’ Minnesota facility meets certain Department of Defense clearance requirements and is noted for custom and advanced technologies. Universal Circuits’ sales are primarily in the long-lead sector.

Results of Operations

The table below summarizes the income from operations data for Advanced Circuits for the three and six month periods ended June 30, 2013 and June 30, 2012.

	Three months ended		Six months ended
(in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net sales	$22,667	$21,204	$44,431	$40,649
Cost of sales	11,976	10,520	23,571	19,731

Gross profit	10,691	10,684	20,860	20,918
Selling, general and administrative expense	3,476	3,877	6,847	7,074
Fees to manager	125	125	250	250
Amortization of intangibles	767	762	1,533	1,518

Income from operations	$6,323	$5,920	$12,230	$12,076

Three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Net sales

Net sales for the three months ended June 30, 2013 increased approximately $1.5 million or 6.9% over the corresponding three month period ended June 30, 2012. The increase in net sales is primarily the result of an increase in gross sales in long-lead time PCBs ($3.2 million) and a decrease in sales promotions and discounts ($0.3 million) in the three months ended June 30, 2013 compared to the same period in 2012, offset in part by a decrease in sales of quick-turn production and prototype PCBs ($2.0 million). The increase in long-lead sales in the second quarter of 2013 compared to the same period in 2012 is the result of incremental sales attributable to the Universal Circuits operation ($2.2 million) acquired in May 2012. The decrease in sales of quick-turn and prototype PCBs in the second quarter of 2013 compared to 2012 is primarily the result of a decline in orders from Department of Defense and aerospace contractors. Sales from quick-turn and prototype PCBs represented approximately 53.1% of gross sales in the second quarter of 2013 compared to 64.4% during the same period of 2012.

Cost of sales

Cost of sales for the three months ended June 30, 2013 increased approximately $1.5 million compared to the comparable period in 2012. Gross profit as a percentage of sales decreased during the three months ended June 30, 2013 to 47.2% at June 30, 2013, compared to 50.4% at June 30, 2012. This decrease in gross margin is principally the result of a greater proportion of long-lead sales to total sales in the 2013 period compared to 2012. Long lead PCB sales carry a significantly lower gross margin when compared to prototype or quick-turn PCB sales.

Selling, general and administrative expense

Selling, general and administrative expense decreased approximately $0.4 million during the three months ended June 30, 2013 compared to the same period in 2012 due principally to initial incremental costs incurred at its Universal Circuits production facility in Minnesota during 2012.

Income from operations

Operating income for the three months ended June 30, 2013 was approximately $6.3 million compared to $5.9 million earned in the same period in 2012, an increase of approximately $0.4 million, principally as a result of those factors described above.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Net sales

Net sales for the six months ended June 30, 2013 increased approximately $3.8 million or 9.3% over the corresponding six month period ended June 30, 2012. The increase in net sales is primarily the result of an increase in gross sales in long-lead time PCBs ($5.9 million) and a decrease in sales promotions and discounts ($1.0 million) in the six months ended June 30, 2013 compared to the same period in 2012, offset in part by a decrease in sales of quick-turn production and prototype PCBs ($3.1 million). The increase in long-lead sales in the first half of 2013 compared to the same period in 2012 is the result of incremental sales attributable to the Universal Circuits operation ($5.7 million) acquired in May 2012. The decrease in sales of quick-turn and prototype PCBs in the first the half of 2013 compared to 2012 is primarily the result of a decline in orders from Department of Defense and aerospace contractors. Sales from quick-turn and prototype PCBs represented approximately 54.6% of gross sales in the first half of 2013 compared to 64.5% during the same period of 2012.

Cost of sales

Cost of sales for the six months ended June 30, 2013 increased approximately $3.8 million compared to the comparable period in 2012. Gross profit as a percentage of sales decreased during the six months ended June 30, 2013 to 46.9% for the six months ended June 30, 2013 compared to 51.5% for the six months ended June 30, 2012. This decrease in gross margin is the principally the result of greater proportion of long-lead sales to total sales in the 2013 period compared to 2012. Long lead PCB sales carry a significantly lower gross margin when compared to prototype or quick-turn PCB sales.

Selling, general and administrative expense

Selling, general and administrative expense decreased approximately $0.2 million during the six months ended June 30, 2013 compared to the same period in 2012 due principally to initial incremental costs incurred at its Universal Circuits production facility in Minnesota during 2012.

Income from operations

Operating income for the six months ended June 30, 2013 was approximately $12.2 million compared to $12.1 million earned in the same period in 2012, an increase of approximately $0.2 million, principally as a result of those factors described above.

American Furniture

Overview

Founded in 1998 and headquartered in Ecru, Mississippi, American Furniture is a leading U.S. manufacturer of upholstered furniture, focused exclusively on the promotional segment of the furniture industry. American Furniture offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $1,399. American Furniture is a low-cost manufacturer and is able to ship most products in its line to over 800 customers within 48 hours of receiving an order.

American Furniture’s products are adapted from established designs in the following categories: (i) motion and recliner; (ii) stationary; (iii) occasional chair, and; (iv) accent tables.

Results of Operations

The table below summarizes income (loss) from operations data for American Furniture for the three and six month periods ended June 30, 2013 and June 30, 2012.

	Three months ended		Six months ended
(in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net sales	$22,225	$21,345	$53,041	$51,631
Cost of sales	20,653	20,356	48,781	48,013

Gross profit	1,572	989	4,260	3,618
Selling, general and administrative expense	1,780	1,716	3,882	4,043
Fees to manager	—	—	—	—
Amortization of intangibles	13	13	26	26

Income (loss) from operations	$(221)	$(740)	$352	$(451)

Three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Net sales

Net sales for the three months ended June 30, 2013 increased approximately $0.9 million, or 4.1% over the corresponding three months ended June 30, 2012. During the three months ended June 30, 2013, motion and recliner product sales increased approximately $1.3 million compared to the same period in 2012. This increase was partially offset by a reduction in sales of stationary product totaling $0.5 million. Revenue attributable to fuel surcharges and other products accounted for the remaining increase in sales during the second quarter of 2013. The increase in motion and recliner product sales during the three months ended June 30, 2013 compared to the same period of 2012 is primarily the result of sales attributable to the introduction of a new power motion product that was well received in the marketplace and sales to a key account to support a large recliner promotion event during the second quarter of 2013. The decrease in sales of stationary product in the three months ended June 30, 2013 compared to the same period in 2012 is primarily the result of the decrease in sales to two large customers during the three months ended June 30, 2013.

Cost of sales

Cost of sales increased approximately $0.3 million in the three months ended June 30, 2013 compared to the same period of 2012. Gross profit as a percentage of sales was 7.1% in the three months ended June 30, 2013 compared to 4.6% in the comparable period of 2012. The increase in gross margin during the three months ended June 30, 2013, is principally the result of a decrease in overhead absorption rates on finished goods due to the increase in production volume, lower freight costs and a more favorable product sales mix.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended June 30, 2013, increased approximately $0.1 million compared to the same period of 2012. This increase is primarily due to an increase in bad debt expense during the three months ended June 30, 2013 compared to the same period in 2012.

Income (loss) from operations

Loss from operations were $0.2 million for the three months ended June 30, 2013 compared to $0.7 million in the three months ended June 30, 2012, principally due to the factors described above.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Net sales

Net sales for the six months ended June 30, 2013 increased approximately $1.4 million, or 2.7% over the corresponding six months ended June 30, 2012. During the six months ended June 30, 2013, motion and recliner product sales increased approximately $1.9 million compared to the same period in 2012. This increase was partially offset by a reduction in sales of stationary product totaling $0.5 million. The increase in motion and recliner product sales is the primarily the result of sales attributable to the introduction of a new power motion product that was well received in the marketplace and sales to a key account to support a large recliner promotion event during the second quarter of 2013. The decrease in sales of stationary product in the six months ended June 30, 2013 compared to the same period in 2012 is the result of the decrease in sales to two large customers during the second quarter of 2013.

Cost of sales

Cost of sales increased approximately $0.8 million in the six months ended June 30, 2013 compared to the same period of 2012. Gross profit as a percentage of sales was 8.0% in the six months ended June 30, 2013 compared to 7.0% in the comparable period of 2012. The increase in gross margin is principally the result of lower freight costs and a more favorable product sales mix during the six months ended June 30, 2013 compared to the same period of 2012.

Selling, general and administrative expense

Selling, general and administrative expense for the six months ended June 30, 2013, decreased approximately $0.2 million compared to the same period of 2012. This decrease is primarily due to decreased costs related to headcount reduction during the six months ended June 30, 2013 compared to the same period in 2012 and lower advertising and marketing costs during the current period, offset in part by an increase in bad debt expense.

Income (loss) from operations

Income from operations were $0.4 million for the six months ended June 30, 2013 compared to a loss totaling $0.4 million in the six months ended June 30, 2012, principally due to the factors described above.

Arnold Magnetics

Overview

Founded in 1895 and headquartered in Rochester, New York, Arnold Magnetics is a manufacturer of engineered, application specific permanent magnets. Arnold Magnetics products are used in applications such as general industrial, reprographic systems, aerospace and defense, advertising and promotional, consumer and appliance, energy, automotive and medical technology. Arnold Magnetics is the largest U.S. manufacturer of engineered magnets as well as only one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. Arnold operates a 70,000 sq. ft. manufacturing assembly and distribution facility in Rochester, New York with nine additional facilities worldwide, in countries including the United Kingdom, Switzerland and China. Arnold serves customers via three primary product sectors:

•

Permanent Magnet and Assemblies and Reprographics (“PMAG”) (approximately 70% of sales) – High performance magnets for precision motor/generator sensors as well as beam focusing applications and reprographic applications;

•	Flexmag (approximately 20% of net sales) – Flexible bonded magnets for advertising, consumer and industrial applications, and

•	Rolled Products (approximately 10% of net sales) – Ultra thin metal foil products utilizing magnetic and non- magnetic alloys.

Arnold Magnetics is also a 50% partner in a China rare earth mine-to-magnet joint venture. Arnold Magnetics accounts for its activity in the joint venture utilizing the equity method of accounting. Gains and losses from the joint venture are not material for any of the periods presented.

On March 5, 2012, we made loans to and purchased a controlling interest in Arnold Magnetics for approximately $131 million, representing approximately 96.6% of the equity in Arnold Magnetics.

Pro-forma Results of Operations

The table below summarizes income from operations data for Arnold for the three and six month periods ended June 30, 2013 and the pro forma income from operations for the three and six months June 30, 2012.

	Three months ended		Six months ended
(in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
		(Pro-forma)		(Pro-forma)
Net sales	$32,651	$32,539	$63,024	$67,085
Cost of sales (a)	24,242	25,141	47,708	51,403

Gross profit	8,409	7,398	15,316	15,682
Selling, general and administrative expense (b)	4,161	3,902	8,458	8,329
Fees to manager (c)	125	125	250	250
Amortization of intangibles (d)	964	822	1,839	1,644

Income from operations	$3,159	$2,549	$4,769	$5,459

Pro-forma results of operations of Arnold Magnetics for the three and six months ended June 30, 2012 include the following pro-forma adjustments, applied to historical results as if we acquired Arnold Magnetics on January 1, 2012:

(a)	Cost of sales for the three and six months ended June 30, 2012 does not include $1.6 million and $3.2 million, respectively, of amortization expense associated with the inventory fair value step-up as a result of and derived from the purchase price allocation in connection with our acquisition.
(b)	Selling, general and administrative costs were reduced by approximately $12.1 million in the six months ended June 30, 2012, representing an adjustment for one-time transaction costs incurred as a result of our acquisition.
(c)	Represents management fees that would have been payable to the Manager in the six months ended June 30, 2012.
(d)	Represents an increase in amortization of intangible assets totaling $0.5 million in the six months ended June 30, 2012. This adjustment is the result of and was derived from the purchase price allocation in connection with our acquisition.

Three months ended June 30, 2013 compared to the pro forma three months ended June 30, 2012.

Net sales

Net sales for the three months ended June 30, 2013 were approximately $32.7 million, an increase of $0.1 million, compared to the same period in 2012. The increase in net sales is a result of an increase in sales in the PMAG ($0.6 million) and Flexmag ($0.4 million) product sectors, offset almost entirely by a decrease in the Rolled Products sector ($0.9 million). PMAG sales represented approximately 74.6% of net sales for the three months ended June 30, 2013 compared to 72.9% for the same period in 2012. The increase in PMAG sales during the three months ended June 30, 2013 compared to the same period in 2012 is principally attributable to strong order flow in North America and Europe offset in part by lower reprographic application sales, a component of PMAG. The increase in Flexmag sales is due to a large non-recurring project order. The decrease in Rolled Products sales is attributable to market softness in the U.S. defense market and the European energy market.

International sales were $15.2 million during the three months ended June 30, 2013 compared to $13.9 million during the same period in 2012, an increase of $1.3 million or 11.5%.

Cost of sales

Cost of sales for the three months ended June 30, 2013 were approximately $24.2 million compared to approximately $25.1 million in the same period of 2012. The decrease of $0.9 million is due principally to the positive margin gains in the PMAG sector. Gross profit as a percentage of sales increased from 22.7% for the quarter ended June 30, 2012 to 25.8% in the quarter ended June 30, 2013. The increase is attributable to increased margins in the Flexmag and PMAG products sectors due to more favorable customer / product sales mixes, offset in part by a decrease in margins at its Rolled Product sector. The decrease in margins in the Rolled Product sector is due to an unfavorable customer/ product sales mix.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended June 30, 2013 increased to approximately $4.2 million or 12.7% of net sales compared to $3.9 million or 12.0% of net sales for the same period in 2012 due principally to higher outside service costs.

Income from operations

Income from operations for the three months ended June 30, 2013 was approximately $3.2 million, an increase of $0.5 million when compared to the same period in 2012, based on the factors described above.

Six months ended June 30, 2013 compared to the pro forma six months ended June 30, 2012.

Net sales

Net sales for the six months ended June 30, 2013 were approximately $63.0 million, a decrease of $4.1 million, or 6.1%, compared to the same period in 2012. The decrease in net sales is a result of decreased sales in the PMAG ($1.1 million), Flexmag ($0.3 million) and Rolled Products ($2.7 million) product sectors. PMAG sales represented approximately 76.2% of net sales for the six months ended June 30, 2013 compared to 73.2% for the same period in 2012. The decrease in PMAG sales during the six-months ended June 30, 2013 compared to the same period in 2012 is principally attributable to lower reprographic application sales, a component of PMAG, offset in part by strong order flow in North America and Europe. The decrease in Flexmag sales during the six months ended June 30, 2013 compared to the same period in 2012 is the result of soft macroeconomic conditions leading to weak demand. The decrease in Rolled Products sales during the current period is attributable to market softness in the U.S. defense market and the European energy market.

International sales were $30.1 million during the six months ended June 30, 2013 compared to $30.5 million during the same period in 2012, a decrease of $0.4 million.

Cost of sales

Cost of sales for the six months ended June 30, 2013 were approximately $47.7 million compared to approximately $51.4 million in the same period of 2012. The decrease of $3.7 million is due principally to the corresponding decrease in sales. Gross profit as a percentage of sales increased from 23.4% for the six months ended June 30, 2012 to 24.3% in the corresponding period of June 30, 2013. The increase is attributable to an increase in margins at its PMAG product sector, offset in part by decreased margins in the Flexmag and Rolled Products sectors due to higher material costs and unfavorable customer / product sales mixes. The increase in margins in the PMAG sector are due to a more favorable customer/product sales mix, due in part to the decrease in reprographic application sales during the six months ended June 30, 2013 compared to the same period in 2012.

Selling, general and administrative expense

Selling, general and administrative expense for the six months ended June 30, 2013 increased $0.1 million to approximately $8.5 million or 13.4% of net sales compared to $8.3 million or 12.4% of net sales for the same period in 2012, due principally to higher outside service costs.

Income from operations

Income from operations for the six months ended June 30, 2013 was approximately $4.8 million, a decrease of $0.7 million when compared to the same period in 2012, based on the factors described above.

CamelBak

Overview

CamelBak, headquartered in Petaluma, California, is a premier designer and manufacturer of personal hydration products for outdoor, recreation and military applications. CamelBak offers a broad range of recreational and military personal hydration systems, reusable water bottles, specialty military gloves and performance accessories.

As the leading supplier of hydration products to specialty outdoor, cycling and military retailers, CamelBak maintains the leading market share position in recreational markets for hands-free hydration packs and the leading market share position for reusable water bottles in specialty channels. CamelBak is also the dominant supplier of hydration systems to the military, with a leading market share in post-issue hydration systems. Over its more than 20-year history, CamelBak has developed a reputation as the preferred supplier for the hydration needs of the most demanding athletes and soldiers. Across its markets, CamelBak is respected for its innovation, leadership and authenticity.

On August 24, 2011, we made loans to and purchased a controlling interest in CamelBak for approximately $258.6 million, representing 90% of the equity in CamelBak.

The table below summarizes income from operations data for CamelBak for the three and six month periods ended June 30, 2013 and June 30, 2012.

	Three months ended		Six months ended
(in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net sales	$34,511	$44,279	$77,266	$84,468
Cost of sales	19,550	23,335	42,687	45,350

Gross profit	14,961	20,944	34,579	39,118
Selling, general and administrative expense	8,670	9,565	16,947	18,092
Fees to manager	125	125	250	250
Amortization of intangibles	2,278	2,378	4,556	4,756

Income from operations	$3,888	$8,876	$12,826	$16,020

Three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Net sales

Net sales for the three months ended June 30, 2013 were approximately $34.5 million, a decrease of $9.8 million, or 22.1%, compared to the same period in 2012. The decrease in gross sales is a result of a decrease in sales in Hydration Systems ($9.1 million), Accessories ($1.3 million) and Gloves ($1.4 million), offset in part by an increase in sales in Bottles ($1.5 million). The increase in Bottle sales during the three months ended June 30, 2013 compared to the same period in 2012 is attributable to the expansion of offerings in Bottles, such as eddyTM, and the Podium line of insulated bottles, and the continued expansion in its customer base, including new and existing customers. The decrease in sales in Hydration Systems in the three months ended June 30, 2013 compared to the same period of 2012 is primarily due to substantial sales to the United States Marine Corps as part of their pack program during the three months ended June 30, 2012. The Marine Corps contract was substantially fulfilled in the first quarter of 2013. To a lesser extent, cooler weather patterns during the second quarter of 2013, we believe, may have caused a portion of recreational Hydration System customers as well as Accessory customers to postpone the timing of their purchases. The decrease in Glove sales in the three months ended June 30, 2013 compared to the same period in 2012 is principally due to continuing decreased demand from the U.S. Military as a result of the drawdown of U.S. combat troops.

Sales of Hydration Systems and Bottles represented approximately 86% of gross sales for the three months ended June 30, 2013 compared to 84% for the same period in 2012. Military sales were approximately 27% of gross sales for the three months ended June 30, 2013 compared to 38% for the same period in 2012. International sales were approximately 19% of gross sales for the three months ended June 30, 2013 compared to 15% for the same period in 2012.

Cost of sales

Cost of sales for the three months ended June 30, 2013 were approximately $19.6 million compared to approximately $23.3 million in the same period of 2012. The decrease of $3.8 million is due principally to the corresponding decrease in sales. Gross profit as a percentage of net sales decreased to 43.4% for the quarter ended June 30, 2013 compared to 47.3% in the quarter ended June 30, 2012. The decrease is primarily attributable to an unfavorable sales mix in Hydration Systems during the current quarter compared to last year’s quarter.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended June 30, 2013 decreased $0.9 million to approximately $8.7 million or 25.1% of net sales compared to $9.6 million or 21.6% of net sales for the same period of 2012 due primarily to a decrease in sales commissions and incentive compensation expense in the three months ended June 30, 2013 compared to the same period in 2012.

Income from operations

Income from operations for the three months ended June 30, 2013 was approximately $3.9 million, a decrease of $5.0 million when compared to the same period in 2012, based on the decrease in net sales and other factors described above.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Net sales

Net sales for the six months ended June 30, 2013 were approximately $77.3 million, a decrease of $7.2 million, or 8.5%, compared to the same period in 2012. The decrease in gross sales is a result of decreased sales in Hydration Systems ($6.9 million), Accessories ($0.7 million) and Gloves ($3.0 million), offset in part by an increase in Bottle sales ($3.2 million). The increase in Bottle sales during the six months ended June 30, 2013 compared to the same period in 2012 is attributable to the expansion of offerings in Bottles, such as eddyTM, and the Podium line of insulated bottles, and the continued expansion in its customer base, including new and existing customers. The decrease in sales in Hydration Systems in the six months ended June 30, 2013 compared to the same period of 2012 is primarily due to substantial sales to the United States Marine Corps as part of their pack program during the six months ended June 30, 2012. The Marine Corps contract was substantially fulfilled in the first quarter of 2013. To a lesser extent, cooler weather patterns during the second quarter of 2013, we believe, may have caused a portion of recreational Hydration System customers as well as Accessory customers to postpone the timing of their purchases. The decrease in Glove sales in the six months ended June 30, 2013 compared to the same period in 2012 is principally due to continuing decreased demand from the U.S. Military as a result of the drawdown of U.S. combat troops.

Sales of Hydration Systems and Bottles represented approximately 87% of gross sales for the six months ended June 30, 2013 compared to 84% for the same period in 2012. Military sales were approximately 32% of gross sales for the six months ended June 30, 2013 compared to 37% for the same period in 2012. International sales were approximately 20% of gross sales for the six months ended June 30, 2013 compared to 18% for the same period in 2012.

Cost of sales

Cost of sales for the six months ended June 30, 2013 were approximately $42.7 million compared to approximately $45.4 million in the same period of 2012. The decrease of $2.7 million is due principally to the corresponding decrease in sales. Gross profit as a percentage of sales decreased to 44.8% for the six months ended June 30, 2013 compared to 46.3% in the comparable period ended June 30, 2012. The decrease is attributable to: (i) an unfavorable sales mix in Hydration Systems and Accessories offset in part by a favorable sales mix in Bottle sales during the six months ended June 30, 2013 compared to the same period in 2012, and (ii) discounted Glove sales in 2013.

Selling, general and administrative expense

Selling, general and administrative expense for the six months ended June 30, 2013 decreased $1.2 million to approximately $16.9 million or 21.9% of net sales compared to $18.1 million or 21.4% of net sales for the same period of 2012 due primarily to a decrease in sales commissions and incentive compensation expense in the six months ended June 30, 2013 compared to the same period in 2012.

Income from operations

Income from operations for the six months ended June 30, 2013 was approximately $12.8 million, a decrease of $3.2 million when compared to the same period in 2012, based on the decrease in net sales and other factors described above.

Ergobaby

Overview

Ergobaby, with headquarters in Los Angeles, California, is a premier designer, marketer and distributor of baby wearing products, stroller travel systems and accessories. Ergobaby offers a broad range of wearable baby carriers, stroller travel systems and related products that are sold through more than 600 retailers and web shops in the United States and internationally in approximately 50 countries.

On September 16, 2010, we made loans to and purchased a controlling interest in Ergobaby for approximately $85.2 million, representing approximately 84% of the equity in Ergobaby.

On November 18, 2011, Ergobaby acquired Orbit Baby. Orbit Baby produces and markets a premium line of stroller travel systems. Orbit Baby’s high-quality products include car seats, strollers and bassinets that are interchangeable using a patented hub ring.

Both brands are well regarded in the infant and juvenile industry which has led to numerous awards and accolades from consumer surveys and publications.

Results of Operations

The table below summarizes the income from operations data for Ergobaby for the three and six-month periods ended June 30, 2013 and June 30, 2012.

	Three-months ended		Six-months ended
(in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net sales	$16,420	$13,344	$32,627	$27,025
Cost of sales	6,253	4,827	12,301	10,542

Gross profit	10,167	8,517	20,326	16,483
Selling, general and administrative expense	6,049	5,604	12,626	11,018
Fees to manager	125	125	250	250
Amortization of intangibles	743	772	1,486	1,550

Income from operations	$3,250	$2,016	$5,964	$3,665

Three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Net sales

Net sales for the three months ended June 30, 2013 were $16.4 million, an increase of $3.1 million or 23.1% compared to the same period in 2012. During the three-months ended June 30, 2013 domestic sales were approximately $7.9 million, representing an increase of $1.9 million or 31.6% over the corresponding period in 2012. Domestic baby carrier and accessory sales increased by approximately $1.4 million, and domestic stroller sales increased approximately $0.5 million. These increases were primarily due to increased retail distribution during the quarter ended June 30, 2013. International sales were approximately $8.5 million in the three months ended June 30, 2013 compared to approximately $7.3 million in the same period for 2012, an increase of $1.2 million or 16.1%. International baby carrier and accessory sales increased by approximately $0.7 million and stroller sales increased $0.5 million. Baby carriers and accessories represented 82% and 84% of net sales in the quarter ended June 30, 2013 and 2012, respectively.

Cost of sales

Cost of sales for the three months ended June 30, 2013 were approximately $6.3 million compared to $4.8 million in the same period of 2012. The increase of $1.4 million is due principally to the increase in sales in the same period. Gross profit as a percentage of sales decreased from 63.8% for the quarter ended June 30, 2012 to 61.9% in 2013. The 1.9% decrease in gross profit as a percentage of sales is primarily attributable to a higher percentage of lower margin Orbit Baby product sales in the June 30, 2013 period and to discounts provided to customers as the Company transitions to its new logo.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended June 30, 2013 increased to approximately $6.0 million or 36.8% of net sales compared to $5.6 million or 42.0% of net sales for the same period of 2012. The increase of $0.4 million is primarily attributable to increases in employee related costs due to increased headcount to support business growth.

Income from operations

Income from operations for the three months ended June 30, 2013 was $3.3 million compared to $2.0 million in the same period of 2012. The $1.2 million or 61.2% increase was due to the higher gross profit partially offset by the increase in selling, general and administrative expenses.

Six-months ended June 30, 2013 compared to the six-months ended June 30, 2012.

Net sales

Net sales for the six months ended June 30, 2013 were $32.6 million, an increase of $5.6 million or 20.7% compared to the same period in 2012. During the six-months ended June 30, 2013 domestic sales were approximately $14.8 million, representing an increase of $3.4 million or 29.8% over the corresponding period in 2012. Domestic baby carrier and accessory sales increased by approximately $2.6 million, and domestic stroller sales increased approximately $0.9 million. These increases are primarily due to increased retail distribution during the six months ended June 30, 2013. International sales were approximately $17.7 million in the six months ended June 30, 2013 compared to approximately $15.5 million in the same period for 2012, an increase of $2.2 million or 13.6%. International baby carrier and accessory sales increased by approximately $2.8 million and stroller sales decreased by approximately $0.6 million. International stroller sales were negatively impacted by the timing of shipments to distributors during the 2013 period. Baby carriers and accessories represented 82% and 79% of net sales in the six months ended June 30, 2013 and 2012, respectively.

Cost of sales

Cost of sales for the six months ended June 30, 2013 were approximately $12.3 million compared to $10.5 million in the same period of 2012. The increase of $1.8 million is due principally to the increase in sales in the same period. Gross profit as a percentage of sales increased from 61.0% for the six months ended June 30, 2012 to 62.3% in 2013. The cost of sales for the six months ended June 30, 2012 includes approximately $0.6 million of amortization expense related to an inventory fair value step-up as part of the Orbit Baby purchase price allocation. Excluding the inventory step-up amortization expense reflected in 2012, gross profit as a percentage of sales was 63.3% in the 2012 period. The 1.0% decrease in gross profit as a percentage of sales in 2013 is primarily due to lower margins on stroller sales, due to unfavorable product and channel mix, and discounts provided to customers as the Company transitions to new logo product.

Selling, general and administrative expense

Selling, general and administrative expense for the six months ended June 30, 2013 increased to approximately $12.6 million or 38.7% of net sales compared to $11.0 million or 40.8% of net sales for the same period of 2012. The $1.6 million increase is primarily attributable to increases in employee related costs due to increased headcount to support business growth.

Income from operations

Income from operations for the six months ended June 30, 2013 increased approximately $2.3 million to $6.0 million compared to the same period in 2012 due principally to the increased gross profits partially offset by the increases in selling, general and administrative expenses.

Fox Factory

Overview

Fox, headquartered in Scotts Valley, California, is a branded action sports company that designs, manufactures and markets high-performance suspension products for mountain bikes and power sports, which include: snowmobiles, motorcycles, all-terrain vehicles (ATVs), and other off-road vehicles.

Fox’s products are recognized by manufacturers and consumers as being among the most technically advanced suspension products currently available in the marketplace in their respective product categories. Fox’s technical success is demonstrated by its large number of award winning performances by professional athletes who use its suspension products. As a result, Fox’s suspension components are incorporated by original equipment manufacturer (“OEM”) customers on their high-performance models product categories in the mountain bike and powered vehicle sector. OEMs seek to capitalize on the strength of Fox’s brand to maintain and expand their own sales and margins. In the Aftermarket channel, consumers seeking higher performance select Fox’s suspension components to enhance their existing equipment.

Fox sells to more than 150 OEM and 2,300 retail dealers and distributors across its market product categories worldwide. In each of the years 2012 and 2011, approximately 80% of sales were to OEM customers. The remaining sales were to Aftermarket customers.

We purchased a controlling interest in Fox in January 2008.

FOX filed a registration statement on Form S-1 on July 8, 2013 with the Securities and Exchange Commission for a proposed IPO of FOX’s common stock. We estimate that FOX and certain of its shareholders will sell 2,857,143 shares and 5,714,286 shares (including 4,734,889 shares held by us) of FOX common stock, respectively, assuming no exercise of the option to purchase additional shares granted to the underwriters.

Upon completion of the IPO, we estimate that we will own approximately 56.8% of the outstanding shares of FOX common stock, assuming no exercise of the option to purchase additional shares granted to the underwriters, or approximately 53.9%, assuming full exercise of the option granted to the underwriters.

Results of Operations

The table below summarizes the income from operations data for Fox Factory for the three and six month periods ended June 30, 2013 and June 30, 2012.

	Three months ended		Six months ended
(in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net sales	$70,316	$60,719	$125,195	$106,391
Cost of sales	49,951	44,275	89,115	76,846

Gross profit	20,365	16,444	36,080	29,545
Selling, general and administrative expense	8,756	8,135	16,943	15,516
Fees to manager	125	125	250	250
Amortization of intangibles	1,341	1,329	2,682	2,633

Income from operations	$10,143	$6,855	$16,205	$11,146

Three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Net sales

Net sales for the three months ended June 30, 2013 increased approximately $9.6 million, or 15.8%, compared to the corresponding period in 2012. Net sales of mountain bikes and powered vehicles increased 17.7% and 12.3% respectively, during the three months ended June 30, 2013 compared to the same period in 2012. Sales growth was primarily driven by sales to OEMs, which increased $7.2 million to $54.5 million during the three months ended June 30, 2013 compared to $47.3 million for the same period in 2012. The increase in net sales to OEMs is largely driven by increased specification, or spec, with our customers. The remaining increase in sales reflects increased sales to Aftermarket customers in the three-months ended June 30, 2013 compared to the same period in 2012. The increase in sales to Aftermarket customers is due to higher end user demand for our products.

Cost of sales

Cost of sales for the three months ended June 30, 2013 increased approximately $5.7 million, or 12.8%, compared to the corresponding period in 2012. The increase in cost of sales is primarily due to increased net sales. Gross profit as a percentage of net sales was approximately 29.0% for the three months ended June 30, 2013 compared to 27.1% for the same period in 2012. The increase in gross profit as a percentage of sales is primarily the result of cost initiatives designed to improve operating efficiencies.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended June 30, 2013 increased $0.6 million to approximately $8.8 million or 12.5% of net sales compared to $8.1 million or 13.4% of net sales for the same period of 2012. The increase is primarily attributable to costs incurred to support the increase in sales during the 2013 period.

Income from operations

Income from operations for the three months ended June 30, 2013 increased approximately $3.3 million to $10.1 million compared to the corresponding period in 2012 as a result of the increase in gross profit, offset in part by increases in selling, general and administrative expenses, and other factors, as described above.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Net sales

Net sales for the six months ended June 30, 2013 increased approximately $18.8 million, or 17.7%, compared to the corresponding period in 2012. Net sales of mountain bikes and powered vehicles increased 17.1% and 18.7% respectively, during the six months ended June 30, 2013 compared to the same period in 2012. Sales growth was primarily driven by sales to OEMs, which increased $14.9 million to $98.2 million during the six months ended June 30, 2013 compared to $83.3 million for the same period in 2012. The increase in net sales to OEMs is largely driven by increased specification, or spec, with our customers. The remaining increase in sales reflects increased sales to Aftermarket customers in the six months ended June 30, 2013 compared to the same period in 2012. The increase in sales to Aftermarket customers is due to higher end user demand for our products.

Cost of sales

Cost of sales for the six months ended June 30, 2013 increased approximately $12.3 million, or 16.0%, compared to the corresponding period in 2012. The increase in cost of sales is primarily due to increased net sales. Gross profit as a percentage of net sales was approximately 28.8% for the six months ended June 30, 2013 compared to 27.8% for the same period in 2012. The increase in gross profit as a percentage of sales is primarily the result of cost initiatives designed to improve operating efficiencies.

Selling, general and administrative expense

Selling, general and administrative expense for the six months ended June 30, 2013 increased $1.4 million to approximately $16.9 million or 13.5% of net sales, compared to $15.5 million or 14.6% of net sales for the same period of 2012. The increase is primarily attributable to costs incurred to support the increase in sales during the 2013 period.

Income from operations

Income from operations for the six months ended June 30, 2013 increased approximately $5.1 million to $16.2 million compared to the corresponding period in 2012 as a result of the increase in gross profit, offset in part by increases in selling, general and administrative expenses, and other factors, as described above.

Liberty Safe

Overview

Based in Payson, Utah and founded in 1988, Liberty Safe is the premier designer, manufacturer and marketer of home and gun safes in North America. From its over 204,000 square foot manufacturing facility, Liberty Safe produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles ranging from an entry level product to good, better and best products. Products are marketed under the Liberty brand, as well as a portfolio of licensed and private label brands, including Remington, Cabela’s and John Deere. Liberty Safe’s products are the market share leader and are sold through an independent dealer network (“Dealer sales”) in addition to various sporting goods, farm & fleet, and home improvement retail outlets (“Non-Dealer Sales”). Liberty has the largest independent dealer network in the industry.

Historically, approximately 60% of Liberty Safe’s net sales are Non-Dealer sales and 40% are Dealer sales.

Results of Operations

The table below summarizes the results of operations for Liberty Safe for the three and six months ended June 30, 2013 and June 30, 2012.

	Three months ended		Six months ended
(in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net sales	$31,854	$22,464	$61,586	$43,615
Cost of sales	23,995	16,708	46,094	32,812

Gross profit	7,859	5,756	15,492	10,803
Selling, general and administrative expense	3,460	2,760	6,882	5,812
Fees to manager	125	125	250	250
Amortization of intangibles	955	1,229	2,184	2,524

Income from operations	$3,319	$1,642	$6,176	$2,217

Three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Net sales

Net sales for the quarter ended June 30, 2013 increased approximately $9.4 million or 41.8% compared to the corresponding quarter ended June 30, 2012. Non-Dealer sales were approximately $18.4 million in the three months ended June 30, 2013 compared to $13.1 million for the three months ended June 30, 2012 representing an increase of $5.3 million or 40.5%. Dealer sales totaled approximately $13.5 million in the three months ended June 30, 2013 compared to $9.4 million in the same period in 2012, representing an increase of $4.1 million or 43.6%. The increase in Non-Dealer sales in the three-months ended June 30, 2013 is due in large part to increased sales to Liberty’s two largest Non-Dealer accounts in connection with their expansion of new stores. Liberty is the sole provider of safes to these two accounts. In addition, the significant increase in net sales at both the Dealer and Non-Dealer level is the result of (i) strong demand for Liberty branded product by many gun owners due to increased gun and ammunition sales resulting from expected challenges by Federal and state government to the second amendment, (ii) increased availability of import safes and safes manufactured in-house, on Liberty’s new production line and (iii) Non-Dealer price increases.

Cost of sales

Cost of sales for the quarter ended June 30, 2013 increased approximately $7.3 million when compared to the same period in 2012. This increase is primarily due to the increase in net sales. Gross profit as a percentage of net sales was approximately 24.7% and 25.6% of net sales for the quarters ended June 30, 2013 and June 30, 2012, respectively. The decrease in gross profit as a percentage of sales during the three-months ended June 30, 2013 compared to the same period in 2012 is principally attributable to increased sales of import safes that carry a lower margin and increased labor costs associated with a second manufacturing shift to keep up with demand, offset in part by Non-Dealer price increases.

Selling, general and administrative expense

Selling, general and administrative expense for the quarter ended June 30, 2013, increased approximately $0.7 million compared to the same period in 2012. This increase is principally the result of increases in the following costs: (i) commission related to the increase in sales, and compensation expense of $0.2 million, (ii) co-op advertising and national advertising totaling $0.3 million, (iii) other miscellaneous costs of $0.2 million, including depreciation, travel, legal, and other costs.

Income from operations

Income from operations increased $1.7 million during the three-months ended June 30, 2013 compared to the same period in 2012, principally as a result of the increase in net sales and other factors, as described above.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Net sales

Net sales for the six months ended June 30, 2013 increased approximately $18.0 million or 41.2% compared to the corresponding six months ended June 30, 2012. Non-Dealer sales were approximately $36.6 million in the six months ended June 30, 2013 compared to $25.7 million for the six months ended June 30, 2012 representing an increase of $10.9 million or 42.4%. Dealer sales totaled approximately $25.0 million in the six months ended June 30, 2013 compared to $17.9 million in the same period in 2012, representing an increase of $7.1 million or 39.7%. The increase in Non-Dealer sales in the six months ended June 30, 2013 is due in large part to increased sales to Liberty’s two largest Non-Dealer accounts in connection with their expansion of new stores. Liberty is the sole provider of safes to these two accounts. In addition, the significant increase in net sales at both the Dealer and Non-Dealer level is the result of (i) strong demand for Liberty branded product by many gun owners due to increased gun and ammunition sales resulting from expected challenges by Federal and state government to the second amendment, (ii) increased availability of import safes and safes manufactured in-house, on Liberty’s new production line and (iii) Non-Dealer price increases.

Cost of sales

Cost of sales for the six months ended June 30, 2013 increased approximately $13.3 million when compared to the same period in 2012. This increase is primarily due to the increase in net sales. Gross profit as a percentage of net sales totaled approximately 25.2% and 24.8% of net sales for each of the six month periods ended June 30, 2013 and June 30, 2012, respectively. The increase in gross profit as a percentage of sales during the six-months ended June 30, 2013 compared to the same period in 2012 is principally attributable to Non-Dealer price increases enacted during the first quarter of 2013 and a favorable product sales mix, offset in part by increased sales of import safes that carry a lower margin and increased labor costs associated with a second manufacturing shift used to keep up with demand in the second quarter of 2013.

Selling, general and administrative expense

Selling, general and administrative expense for the six months ended June 30, 2013, increased approximately $1.1 million compared to the same period in 2012. This increase is principally the result of increases in the following costs: (i) commission for the increase in sales, and compensation expense, of $0.3 million, (ii) co-op advertising and national advertising totaling $0.4 million, (iii) other miscellaneous costs of $0.4 million, including depreciation, travel, legal, and other costs.

Income from operations

Income from operations increased $4.0 million during the six-months ended June 30, 2013 compared to the same period in 2012, principally as a result of the increase in net sales and other factors, as described above.

Tridien

Overview

Tridien Medical, headquartered in Coral Springs, Florida, is a leading designer and manufacturer of powered and non-powered medical therapeutic support services and patient positioning devices serving the acute care, long-term care and home health care markets. Tridien is one of the nation’s leading designers and manufacturers of specialty therapeutic support surfaces with manufacturing operations in multiple locations to better serve a national customer base.

Tridien, together with its subsidiary companies, provides customers the opportunity to source leading surface technologies from the designer and manufacturer.

Tridien develops products both independently and in partnership with large distribution intermediaries. Medical distribution companies then sell or rent the therapeutic support surfaces, sometimes in conjunction with bed frames and accessories to one of three end markets: (i) acute care, (ii) long term care and (iii) home health care. The level of sophistication largely varies for each product, as some patients require simple foam mattress beds (“non-powered” support surfaces) while others may require electronically controlled, low air loss, lateral rotation, pulmonary therapy or alternating pressure surfaces (“powered” support surfaces). The design, engineering and manufacturing of all products are completed in-house (with the exception of PrimaTech products, which are manufactured in Taiwan) and are FDA compliant.

Results of Operations

The table below summarizes the income from operations data for Tridien for the three and six month periods ended June 30, 2013 and June 30, 2012.

	Three months ended		Six months ended
(in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net sales	$15,131	$14,122	$30,172	$27,728
Cost of sales	11,798	10,501	23,355	20,701

Gross profit	3,333	3,621	6,817	7,027
Selling, general and administrative expense	2,197	2,171	4,522	4,276
Fees to manager	88	88	175	175
Amortization of intangibles	311	330	629	652
Impairment expense	900	—	900	—

Income (loss) from operations	$(163)	$1,032	$591	$1,924

Three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Net sales

Net sales for the three months ended June 30, 2013 were approximately $15.1 million compared to approximately $14.1 million for the same period in 2012, an increase of $1.0 million or 7.1%. Sales of non-powered products (including patient positioning devices) totaled $12.2 million during the three months ended June 30, 2013 representing an increase of $0.4 million compared to the same period in 2012. Sales of powered products totaled $2.9 million during the three months ended June 30, 2013 representing an increase of $0.6 million compared to the same period in 2012. These increases were driven primarily by new product sales of $1.6 million during the quarter and were offset in part by reduced volume from a large customer who purchased higher than demand in the first quarter and who also experienced the loss of a contract program that represents approximately $3.0 million in annual revenue for Tridien.

Cost of sales

Cost of sales increased approximately $1.3 million for the three months ended June 30, 2013 compared to the same period in 2012. Gross profit as a percentage of sales was 22.0% for the three months ended June 30, 2013 compared to 25.6% in the corresponding period in 2012. The decrease in gross profit as a percentage of sales was primarily due to: (i) operational inefficiencies resulting from ramping up of new products, (ii) an unfavorable product mix and (iii) some pricing concessions during the three months ended June 30, 2013 compared to the same period in 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses for the each of three months ended June 30, 2013 and 2012 was approximately $2.2 million.

Impairment expense

During the second quarter of 2013 one of Tridien’s largest customers lost a contract program that was being serviced substantially with Tridien product. The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived asset impairment analysis. The result of these analyses supported the carrying value of goodwill but indicated that sales of product, reliant on trade names could not fully support the carrying value of Tridien’s trade names. As such we wrote down the value of the trade names by $0.9 million to a carrying value of approximately $0.6 million as of June 30, 2013.

Income (loss) from operations

Income from operations decreased approximately $1.2 million to a loss from operations of $0.2 million for the three months ended June 30, 2013 compared to the same period in 2012 based on those factors described above, particularly the impairment expense.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Net sales

Net sales for the six months ended June 30, 2013, were approximately $30.2 million compared to approximately $27.7 million for the same period in 2012, an increase of $2.4 million or 8.8%. Sales of non-powered products (including patient positioning devices) totaled $24.2 million during the six months ended June 30, 2013 representing an increase of $1.3 million compared to the same period in 2012. Sales of powered products totaled $6.0 million during the six months ended June 30, 2013 representing an increase of $1.1 million compared to the same period in 2012. These increases were driven primarily by $2.6 million of new product sales combined with higher capital purchases from other customers during the period, offset in part by reduced volume from a large customer who purchased higher than demand in the first quarter who also experienced the loss of a contract program that represented approximately $3.0 million in annual revenue for Tridien.

Cost of sales

Cost of sales increased approximately $2.7 million for the six months ended June 30, 2013 compared to the same period in 2012. Gross profit as a percentage of sales was 22.6% for the six months ended June 30, 2013 compared to 25.3% in the corresponding period in 2012. The decrease in gross profit as a percentage of sales was primarily due to increased warranty costs and operational inefficiencies resulting from an unfavorable product mix and price concessions during the six months ended June 30, 2013 compared to the same period in 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2013 increased $0.2 million to $4.5 million compared to the same period in 2012, as a result of increased research and development spending for products expected to launch in 2014.

Impairment expense

During the second quarter of 2013, one of Tridien’s largest customers lost a large contract program that was being serviced substantially with Tridien product. The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived asset impairment analysis. The result of these analyses supported the carrying value of goodwill but indicated that sales of product, reliant on trade names could not fully support the carrying value of Tridien’s trade names. As such we wrote down the value of the trade names by $0.9 million to a carrying value of approximately $0.6 million as of June 30, 2013.

Income from operations

Income from operations decreased approximately $1.3 million to $0.6 million for the six months ended June 30, 2013 compared to the same period in 2012 based on those factors described above, particularly the impairment expense.

Liquidity and Capital Resources

For the six-months ended June 30, 2013, on a consolidated basis, cash flows provided by operating activities totaled approximately $22.4 million, which represents a $27.4 million increase compared to the six-month period ended June 30, 2012 cash used in operations of $5.0 million. This increase is principally the result of the positive impact of cash provided by operations connected with the supplemental put liability aggregating $22.0 million reflected by an increase in non-cash in charges ($13.9 million) and a decrease in payments ($8.1 million) of the supplemental put liability to our Manager. In addition, a decrease in the investment in inventory in the six months ended June 30, 2013 compared to the same period in 2012 ($10.6 million) resulting from decreased inventory at American Furniture due to enhancements in their inventory control systems, and at CamelBak as a result of the significant decrease in shipments during the second quarter of 2013. The increase in cash provided by operating activities was offset by an increase in accounts receivable balances ($4.6 million) resulting from increased sales in the 2013 period.

Cash flows used in investing activities for the six months ended June 30, 2013 totaled approximately $4.4 million, which principally reflects capital expenditures ($9.0 million) during the six months ended June 30, 2013 period offset by proceeds from Advanced Circuits’ sale leaseback transaction ($4.4 million), compared to $73.3 million of cash flows used in the same period of 2012, which reflects the use of cash to purchase Arnold ($125.4 million), capital expenditures ($6.9 million) and purchases of subsidiary stock ($13.2 million), offset in part by proceeds received from the sale of Staffmark ($5.0 million) and Halo ($66.1 million).

Cash flows used in financing activities during the six months ended June 30, 2013 totaled approximately $18.1 million, principally reflecting; (i) distributions paid to shareholders during the first half of 2013 ($34.8 million); (ii) the non-controlling interest portion of the Tridien distribution ($3.1 million), offset in part by net borrowings under our Credit Facility ($21.7 million). Cash flows used in financing activities totaling approximately $37.5 million during the six months ended June 30, 2012, principally reflecting distributions paid to shareholders of CODI during the year ($34.8 million) and non-controlling shareholders ($16.3 million), the cost of redemption of preferred stock and accumulated interest at Camelback ($48.0 million), offset in part by net borrowings on our Credit Facility ($47.8 million) and the sale of stock to non-controlling shareholders ($11.8 million).

At June 30, 2013, we had approximately $17.8 million of cash and cash equivalents on hand. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.

As of June 30, 2013, we had the following outstanding loans due from each of our businesses:

•	Advanced Circuits — $92.5 million;

•	American Furniture — $13.7 million;

•	Arnold Magnetics — $80.3 million;

•	CamelBak — $125.4 million;

•	Ergobaby — $49.1 million;

•	Fox — $65.5 million;

•	Liberty — $37.7 million; and

•	Tridien — $15.9 million.

Each loan to our businesses has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity.

Our primary source of cash is from the receipt of interest and principal on the outstanding loans to our businesses. Accordingly, we are dependent upon the earnings of and cash flow from these businesses, which are available for (i) operating expenses; (ii) payment of principal and interest under our Credit Facility; (iii) payments to CGM due pursuant to the Management Services Agreement, the LLC Agreement, and the Supplemental Put Agreement; (iv) cash distributions to our shareholders; and (v) investments in future acquisitions. Payments made under (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures.

We recognized a non-cash charge to earnings of approximately $15.3 million during the six months ended June 30, 2013 in order to reflect an increase in our estimated liability in connection with the Supplemental Put Agreement between us and CGM. A liability of approximately $61.3 million is reflected in our condensed consolidated balance sheet, which represents our estimated liability for this obligation at June 30, 2013. During the three months ended June 30, 2013, we paid $5.6 million of the supplemental put liability related to the contribution-based profit allocation for the fifth anniversary of the acquisition of FOX. Refer to “Critical Accounting Estimates” – “Supplemental Put Agreement” for detail on the termination of the Supplemental Put Agreement on July 1, 2013.

The Manager can elect to receive the positive contribution-based profit allocation payment for each of our business acquisitions during the 30-day period following each fifth anniversary of the date upon which we acquired a controlling interest in that business. The following table provides the contribution-based profit (loss) for each of the businesses we control at June 30, 2013 and the respective quarter end in which each five year anniversary occurs, reconciled to the total supplemental put liability.

(in thousands)	Contribution-based profit allocation accrual at June 30, 2013	Quarter End of Fifth Anniversary
Advanced Circuits	$3,579	June 30, 2016
American Furniture	(14,127)	September 30, 2017
Arnold Magnetics	(898)	March 31, 2017
CamelBak	(198)	September 30, 2016
ERGObaby	1,009	September 30, 2015
FOX	719	March 31, 2018
Liberty	555	March 31, 2015
Tridien	(659)	September 30, 2016

Total contribution-based profit portion	$(10,020)
Estimated gain on sale portion	71,323

Total supplemental put liability	$61,303

The Manager is not required to reimburse us any negative contribution-based profit allocation amounts following each fifth anniversary of those businesses with negative amounts. However, negative contribution-based profits are available to us to reduce any gain on sale portion of the profit allocation, on a dollar for dollar basis, subsequent to the sale of a business with a negative contribution-based profit allocation amount.

We believe that we currently have sufficient liquidity and resources to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our Board of Directors, over the next twelve months. The quarterly distribution for the three months ended June 30, 2013 was paid on July 30, 2013 and was $17.4 million.

At June 30, 2013, our Credit Facility provided for a Revolving Credit Facility totaling $290 million which matures in April 2017 and a Term Loan Facility totaling $281.2 million, which matures in October 2017.

On August 6, 2013, we exercised an option to increase our Revolving Credit Facility by $30 million to a total of $320 million, subject to borrowing base restrictions.

On April 3, 2013, we exercised an option to increase the Term Loan Facility by $30 million. In connection with the increase, we amended the pricing of the Credit Facility wherein borrowings under the Term Loan Facility now bear interest at LIBOR plus 4% with a LIBOR floor of 1.0% and borrowings under the Revolving Credit Facility now bear interest at LIBOR plus 1.5% - 2.0%. In addition, the amendment provided for a reduction in commitment fees on revolving loan availability to 0.75% and extended the maturity date on the Revolving Credit Facility to April 2017. All other material terms of the Credit Facility remain unchanged. We incurred fees and expenses of approximately $1.9 million in connection with this Amendment.

The Term Loan Facility requires quarterly payments of $0.7 million with a final payment of the outstanding principal balance due in October 2017.

At June 30, 2013, we had $17.0 million in outstanding borrowings under the Revolving Credit Facility.

We had approximately $271.2 million in borrowing base availability under this facility at June 30, 2013. Letters of Credit totaling $1.8 million were outstanding at June 30, 2013. We currently have no exposure to failed financial institutions.

The following table reflects required and actual financial ratios as of June 30, 2013 included as part of the affirmative covenants in our Credit Agreement; we were in compliance of all financial covenants at June 30, 2013:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	3.76:1.0
Total Debt to EBITDA Ratio	less than or equal to 3.5:1.0	1.90:1.0

We intend to use the availability under our Credit Facility and cash on hand to pursue acquisitions of additional businesses to the extent permitted under our Credit Facility, to fund distributions and to provide for other working capital needs. We have considered the impact of recent market instability and credit availability in assessing the adequacy of our liquidity and capital resources.

On May 30, 2013, Advanced Circuits entered into a sale leaseback transaction for a 50,664 square foot office and manufacturing facility, land, and machinery and equipment located in Aurora CO. The net proceeds from the sale was approximately $4.4 million, paid at closing. The initial lease term is for 13.5 years with automatic ten year renewals. Rent is approximately $0.4 million per year, subject to Consumer Price Index increases.

The Credit Facility requires us to hedge the interest on fifty percent of outstanding debt under the Term Loan Facility. We entered into the following derivative transactions on October 31, 2011:

•

On October 31, 2011, we purchased a two-year interest rate cap (“Cap”) with a notional amount of $200 million effective December 31, 2011 through December 31, 2013. The agreement caps three-month LIBOR at 2.5% in exchange for a fixed payment of $0.3 million. At June 30, 2013, this Cap had a fair value of $0.0 million.

•

On October 31, 2011, we purchased a three-year interest rate swap (“Swap”) with a notional amount of $200 million effective January 1, 2014 through December 31, 2016. The agreement requires us to pay interest on the notional amount at the rate of 2.49% in exchange for the three-month LIBOR rate, with a floor of 1.5%. At June 30, 2013, this Swap had a fair value of negative $3.6 million and is reflected as a component of other non-current liabilities ($2.6 million) with the remaining balance included as a component of current liabilities.

On July 8, 2013, FOX filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) for a proposed IPO of FOX’s common stock, which was priced on August 7, 2013 at $15.00 per share. FOX is offering 2,857,143 shares of common stock and certain selling stockholders, including CODI, are offering 5,714,286 shares of common stock pursuant to the registration statement filed with, and declared effective by, the SEC. The underwriters have a 30-day option to purchase up to an additional 1,285,714 shares from the selling stockholders at the public offering price of $15.00 per share. FOX will not receive any proceeds from the sale of shares by the selling stockholders. FOX’s common stock is expected to begin trading on the Nasdaq Global Select Market under the symbol “FOXF” on August 8, 2013.

As part of the offering, CODI has agreed to sell 4,734,889 shares of FOX’s common stock, generating net proceeds of approximately $66.1 million. If the over-allotment option granted to the underwriters is exercised in full, CODI expects to generate net proceeds of approximately $80.9 million. In addition, FOX intends to use the net proceeds from its portion of the IPO, and borrowings under a new credit facility with a third-party lender to repay its outstanding indebtedness under its existing credit facility with us of approximately $61.5 million at closing. Upon completion of the offering, which is subject to customary closing conditions, CODI expects to beneficially own 20,640,636 common shares, or 56.8%, of FOX on a primary basis or 19,575,287 common shares, or 53.9%, if the over-allotment option is exercised in full. We intend to use a portion of the net proceeds to pay down our Revolving Credit Facility with the remaining net proceeds used for general corporate purposes and future acquisitions.

Interest Expense

We incurred interest expense totaling $9.6 million for the six months ended June 30, 2013 compared to $12.9 million for the same period in 2012. The components of interest expense are as follows (in thousands):

	Six months ended June 30,
	2013	2012
Interest on credit facilities	$8,098	$9,023
Unused fee on revolving credit facility	1,174	1,320
Amortization of original issue discount	655	735
Unrealized (gains) losses on interest rate derivatives	(404)	1,593
Amortization of interest rate cap	—	155
Letter of credit fees	30	37
Other	7	17

Interest expense	$9,560	$12,880

Average daily balance of debt outstanding	$287,500	$265,318

Effective interest rate	6.7%	9.7%

Income Taxes

We incurred income tax expense of $13.6 million with an effective income tax rate of 71% during the six months ended June 30, 2013 compared to $9.8 million with an effective income tax rate of 69% during the same period in 2012. A portion of the acquisition costs expensed during the six months ended June 30, 2012 in connection with the acquisition of Arnold are not tax deductible, and losses incurred at the corporate level, which is an LLC, are not tax deductible as those costs are passed through to the shareholders. For the six-months ended June 30, 2012, these two items accounted for 10.7% and

18.4%, respectively, of the increased effective tax rate compared to the Federal statutory rate at June 30, 2012. Non-deductible costs incurred at the corporate level increased the effective income tax rate by 30.6% during the six months ended June 30, 2013. State and foreign income taxes (net of the Federal benefit) accounts for the majority of the remaining increase in our effective income tax rates in both periods.

The components of income tax expense as a percentage of income from continuing operations before income taxes for the six months ended June 30, 2013 and 2012 are as follows:

	Six months ended June 30,
	2013	2012
United States Federal Statutory Rate	35.0%	35.0%
Foreign and State income taxes (net of Federal benefits)	6.0	8.4
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	30.6	18.4
Impact of subsidiary employee stock options	1.1	(5.1)
Domestic production activities deduction	(3.5)	(3.5)
Non-deductible acquisition costs	—	10.7
Non-recognition of NOL carryforwards at subsidiaries	0.6	4.0
Other	1.1	1.0

Effective income tax rate	70.9%	68.9%

(1)	The effective income tax rate for all periods includes a significant loss at the Company’s parent which is taxed as a partnership.

Reconciliation of Non-GAAP Financial Measures

From time to time we may publicly disclose certain “non-GAAP” financial measures in the course of our investor presentations, earnings releases, earnings conference calls or other venues. A non-GAAP financial measure is a numerical measure of historical or future performance, financial position or cash flow that excludes amounts, or is subject to adjustments that effectively exclude amounts, included in the most directly comparable measure calculated and presented in accordance with GAAP in our financial statements, and vice versa for measures that include amounts, or are subject to adjustments that effectively include amounts, that are excluded from the most directly comparable measure as calculated and presented. GAAP refers to generally accepted accounting principles in the United States.

Non-GAAP financial measures are provided as additional information to investors in order to provide them with an alternative method for assessing our financial condition and operating results. These measures are not meant to be a substitute for GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies.

The tables below reconcile the most directly comparable GAAP financial measures to EBITDA, Adjusted EBITDA and Cash Flow Available for Distribution and Reinvestment (“CAD”).

Reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA

EBITDA – Earnings before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) is calculated as net income (loss) before interest expense, income tax expense (benefit), depreciation expense and amortization expense. Amortization expenses consist of amortization of intangibles and debt charges, including debt issuance costs, discounts, etc.

Adjusted EBITDA – Is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by: (i) non-controlling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting , due diligences, etc.) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805;(iii) increases or decreases in supplemental put charges, which reflect the estimated potential liability due to our manager that requires us to acquire their Allocation Interests in the Company at a price based on a percentage of the fair value in our businesses over their original basis plus a hurdle rate. Essentially, when the fair value of our businesses increase we will incur additional supplemental put charges and vice versa when the fair value of our businesses decrease; (iv) management fees, which reflect fees due quarterly to our manager in connection with our Management Services Agreement (“MSA”); (v) impairment charges, which reflect write downs to goodwill or other intangible assets and (vi) gains or losses recorded in connection with the sale of fixed assets. We believe that EBITDA and Adjusted EBITDA provide useful information to investors and reflect important financial measures as they exclude the effect of items which reflect the impact of long-term investment decisions, rather than the performance of near term operations. When compared to net income (loss) these financial measures are limited in that they do not reflect the periodic costs of certain capital assets used in generating revenues of our businesses or the non-cash charges associated with impairments. This presentation also allows investors to view the performance of our businesses in a manner similar to the methods used by us and the management of our businesses, provides additional insight into our operating results and provides a measure for evaluating targeted businesses for acquisition.

We believe these measurements are also useful in measuring our ability to service debt and other payment obligations. EBITDA and Adjusted EBITDA are not meant to be a substitute for GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies.

The following table reconciles EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA

Six months ended June 30, 2013

	Consolidated	Corporate	Advanced Circuits	American Furniture	Arnold Magnetics	CamelBak	Ergobaby	Fox	Liberty	Tridien	Consolidated
Net income (loss)	$5,582	$(16,870)	$4,944	$(567)	$1,023	$3,322	$1,773	$9,271	$2,588	$98	$5,582
Adjusted for:
Provision (benefit) for income taxes	13,574	(52)	3,042	—	(197)	3,435	1,124	4,962	1,343	(83)	13,574
Interest expense, net	9,527	9,525	(1)	—	6	(11)	2	6	—	—	9,527
Intercompany interest	—	(21,663)	3,858	867	3,724	5,943	2,891	1,722	2,125	533	—
Depreciation and amortization	24,135	(205)	2,686	160	4,246	6,723	1,986	4,038	3,346	1,155	24,135
Loss on debt exchange	1,785	1,785	—	—	—	—	—	—	—	—	1,785

EBITDA	54,603	(27,480)	14,529	460	8,802	19,412	7,776	19,999	9,402	1,703	54,603
(Gain) loss on sale of fixed assets	68	—	(20)	—	24	14	43	(7)	—	14	68
Non-controlling shareholder compensation	2,312	—	12	—	71	473	379	1,128	199	50	2,312
Impairment charges	900	—	—	—	—	—	—	—	—	900	900
Supplemental put expense	15,308	15,308	—	—	—	—	—	—	—	—	15,308
Management fees	8,750	7,075	250	—	250	250	250	250	250	175	8,750

Adjusted EBITDA	$81,941	$(5,097)	$14,771	$460	$9,147	$20,149	$8,448	$21,370	$9,851	$2,842	$81,941

Adjusted EBITDA
Six months ended June 30, 2012

	Consolidated	Corporate	Advanced Circuits	American Furniture	Arnold Magnetics	CamelBak	Ergobaby	Fox	Liberty	Tridien	Consolidated
Net income (loss)	$3,101	$(9,661)	$6,107	$(1,372)	$(5,341)	$5,082	$158	$6,957	$(56)	$1,227	$3,101
Adjusted for:
Provision (benefit) for income taxes	9,758	(43)	3,216	—	(1,098)	4,025	103	3,031	(105)	629	9,758
Interest expense, net	12,837	12,797	(1)	6	(3)	6	26	6	—	—	12,837
Intercompany interest	—	(18,421)	2,561	795	2,481	6,608	3,193	533	2,203	47	—
Depreciation and amortization	26,047	(313)	2,642	73	5,660	6,834	2,512	3,786	3,695	1,158	26,047
Loss on debt exchange	856	856	—	—	—	—	—	—	—	—	856

EBITDA	52,599	(14,785)	14,525	(498)	1,699	22,555	5,992	14,313	5,737	3,061	52,599
Loss from discontinued operations	1,298	1,298	—	—	—	—	—	—	—	—	1,298
(Gain) loss on sale of fixed assets	276	—	—	66	—	—	—	250	(70)	30	276
Non-controlling shareholder compensation	2,332	—	12	109	—	453	222	1,351	136	49	2,332
Acquisition expenses	4,820	100	366	—	4,354	—	—	—	—	—	4,820
Supplemental put expense	1,362	1,362	—	—	—	—	—	—	—	—	1,362
Management fees	8,865	7,315	250	—	125	250	250	250	250	175	8,865

Adjusted EBITDA (a)(b)	$71,552	$(4,710)	$15,153	$(323)	$6,178	$23,258	$6,464	$16,164	$6,053	$3,315	$71,552

(a)	As a result of the sale of our HALO subsidiary in May 2012, Adjusted EBITDA does not include EBITDA from HALO for the period of January 1, 2012 through April 30, 2012 of $2.2 million.
(b)	Adjusted EBITDA at our Arnold Magnetic subsidiary reflects results of operations from our acquisition date of March 5, 2012 through June 30, 2012.

The table below details cash receipts and payments that are not reflected on our income statement in order to provide an additional measure of management’s estimate of CAD. CAD is a non-GAAP measure that we believe provides additional information to evaluate our ability to make anticipated quarterly distributions. It is not necessarily comparable with similar measures provided by other entities. We believe that CAD, together with future distributions and cash available from our businesses (net of reserves) will be sufficient to meet our anticipated distributions over the next twelve months. The table below reconciles CAD to net income and to cash flow provided by operating activities, which we consider to be the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Six Months Ended	Six Months Ended
(in thousands)	June 30, 2013	June 30, 2012
Net income	$5,582	$3,101
Adjustment to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	23,124	26,443
Impairment expense	900	—
Supplemental put expense (reversal)	15,308	1,362
Amortization of debt issuance costs and original issue discount	1,666	1,576
Noncontrolling stockholders charges	2,312	2,332
Loss on debt extinguishment	1,785	856
Unrealized (gain) loss on interest rate and foreign currency hedges	(481)	1,593
Deferred taxes	(1,573)	(489)
Other	46	845
Changes in operating assets and liabilities	(26,270)	(42,590)

Net cash provided by (used in) operating activities	22,399	(4,971)
Plus:
Unused fee on revolving credit facility (1)	1,174	1,320
Successful acquisition expense (2)	—	4,820
HALO sale-related expenses (3)	—	1,976
Changes in operating assets and liabilities	26,270	42,590
Other	—	—
Less:
Other	—	439
Maintenance capital expenditures: (4)
Compass Group Diversified Holdings LLC	—	—
Advanced Circuits	810	174
American Furniture	198	(191)
Arnold	1,090	723
CamelBak	543	465
Ergobaby	715	204
Fox	1,817	2,790
Halo (divested May 2012)	—	320
Liberty	145	284
Tridien	218	546

Estimated cash flow available for distribution and reinvestment	$44,307	$39,981

Distribution paid in April 2013/2012	$(17,388)	$(17,388)
Distribution paid in July 2012/2011	(17,388)	(17,388)

	$(34,776)	$(34,776)

(1)	Represents the commitment fees on the unused portion of our Revolving Credit Facility.
(2)	Represents successful acquisition transaction costs.
(3)	Represents transaction costs incurred related to the sale of HALO.
(4)	Represents maintenance capital expenditures that were funded from operating cash flow and excludes growth capital expenditures of approximately $3.5 million and $1.4 million incurred during the six months ended June 30, 2013 and 2012, respectively.

Cash flows of certain of our businesses are seasonal in nature. Cash flows from American Furniture are typically highest in the months of January through April coinciding with income tax refunds. Revenue and earnings from Fox are typically highest in the third quarter, coinciding with the delivery of product for the new bike year. Earnings from Liberty are typically lowest in the second quarter due to lower demand for safes at the onset of summer.

Related Party Transactions and Certain Transactions Involving our Businesses

Tridien Preferred Stock Redemption

On February 4, 2013, Tridien redeemed 175,000 shares of its Redeemable Preferred Stock at a redemption price of $100 per share, aggregating $17.5 million. We received $14.4 million of the redemption payout and non-controlling shareholders of Tridien received the remaining $3.1 million. In connection with this redemption, Tridien amended its inter-company loan agreement (the “Loan Agreement”). The Loan Agreement was amended to (i) provide for additional term loan borrowings of $16.5 million and an increase in the revolving loan commitment of $4.0 million and to permit the proceeds thereof to fund the preferred stock redemption totaling $17.5 million, (ii) extend the maturity dates of the term loans and revolving loan commitment under the Loan Agreement, and (iii) modify borrowing rates under the Loan Agreement. All other material terms and conditions of the Loan Agreement were unchanged.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no special purpose entities or off-balance sheet arrangements, other than operating leases entered into in the ordinary course of business.

Long-term contractual obligations, except for our long-term debt obligations, are generally not recognized in our consolidated balance sheet. Non-cancelable purchase obligations are obligations we incur during the normal course of business, based on projected needs.

The table below summarizes the payment schedule of our contractual obligations at June 30, 2013:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$368,539	19,348	38,268	310,923	—
Operating lease obligations (b)	66,177	12,526	22,164	12,428	19,059
Purchase obligations (c)	239,266	163,422	38,806	37,038	—
Supplemental put obligation (d)	5,862	—	1,564	4,298	—

Total	$679,844	$195,296	$100,802	$364,687	$19,059

(a)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Term Loan Facility.
(b)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.
(c)	Reflects non-cancelable commitments as of June 30, 2013, including: (i) shareholder distributions of $69.6 million; (ii) management fees of $18.0 million per year over the next five years, and (iii) other obligations including amounts due under employment agreements. Distributions to our shareholders are approved by our Board of Directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.
(d)	The supplemental put obligation represents the estimated long term liability, accrued as if our management services agreement with CGM had been terminated. This agreement has not been terminated and there is no basis upon which to determine a date in the future, if any, that the estimated gain on sale portion will be paid. The Manager can elect to receive the positive contribution-based profit allocation payment for each of our business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business. See Liquidity and capital resources.

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

Except as set forth below, our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended December 31, 2012, as filed with the SEC.

Supplemental Put Agreement

Prior to July 1, 2013 in connection with our MSA, we were a party to a Supplemental Put Agreement with our Manager pursuant to which our Manager had the right to cause the Company to purchase the Allocation Interests then owned by our Manager upon termination of the MSA for a price to be determined in accordance with the Supplemental Put Agreement. The fair value of the supplemental put was determined using a model that multiplies the trailing twelve-month EBITDA for each reporting unit by an estimated enterprise value multiple to determine an estimated selling price of that reporting unit. We then deducted estimated selling and disposal costs in arriving at a net estimated selling price that was then input into an iterative supplemental put calculation that took into account, among other things, contractually defined cumulative contribution based profit in order to arrive at the estimated Manager’s profit allocation accrual required, which was then reflected on the balance sheet as the supplemental put liability. At June 30, 2013 the balance of this liability is $61.3 million.

On July 1, 2013, we and the Manager amended the Management Services Agreement to provide for certain modifications related to the Manager’s registration as an investment adviser under the Investment Advisers Act of 1940 (‘Advisor’s Act’). In connection with the Amendment and the Manager’s registration as an investment adviser under the Adviser’s Act, we and the Manager also agreed to terminate the Supplemental Put Agreement, which has the effect of eliminating the Manager’s right to require us to purchase from the Manager the allocation interests of the Company owned by the Manager upon termination of the Management Services Agreement. We are in the process of determining the impact on our current accounting for the supplemental put as a result of the termination of the Supplemental Put Agreement which will be reflected in our Quarterly Report On Form 10-Q for the period ended September 30, 2013.

2013 Annual goodwill impairment testing

We are required to perform impairment reviews of goodwill balances at each of our Reporting Units (“RU”) at least annually and more frequently in certain circumstances in order to determine that the fair value of each RU equals or exceeds its carrying value. Each of our businesses represents a RU and Arnold is comprised of three RU. Each of its RU is subject to impairment review at March 31, 2013, which represents the annual date for impairment testing, with the exception of American Furniture. The balance of American Furniture’s goodwill was completely written off in 2011.

At March 31, 2013, we elected to use the qualitative assessment alternative (step 0) to test goodwill for impairment for each of the RU that maintain a goodwill carrying value with the exception of Arnold which required further quantitative testing (step 1), in that we could not conclude that the fair value of the RU exceed their carrying value based on qualitative factors alone. As of March 31, 2013, we have preliminarily concluded that the estimated fair value of each of our RU subject to the qualitative assessment exceeded its carrying value, in addition, based on the step 1 quantitative impairment analysis of the three RU’s at Arnold, we have preliminarily concluded that the fair value for each of Arnold’s three RU exceeded its carrying amount.

During the second quarter of 2013, one of Tridien’s largest customers lost a large contract program that was being serviced substantially with Tridien product. The expected lost sales and net income were significant enough to trigger an interim goodwill impairment analysis. The preliminary result of the interim goodwill impairment analysis indicated that the implied fair value of goodwill exceeded the carrying value of goodwill ($28.2 million) by approximately 6%. The weighted average cost of capital used in the analysis was 14.5%. A 1% increase in the weighted average cost of capital would require us to impair Tridien’s goodwill balance.

2013 Annual indefinite-lived impairment testing

The Financial Accounting Standards Board issued an Accounting Standards Update 2012 (“2012-02 ASU”) in September 2011 that permits companies to make a qualitative assessment of whether it is more likely than not that an indefinite-live intangible asset, other than goodwill, is impaired. This ASU is effective for fiscal years beginning after December 15, 2012.

The optional qualitative assessment permits an entity to consider events and circumstances that could affect the fair value of the indefinite-lived intangible asset and avoid the quantitative test if the entity is able to support a conclusion that the indefinite-lived intangible asset is not impaired. Our indefinite-lived intangible assets consist of trade names with a carrying value of approximately $132.5 million. At March 31, 2013, we elected to use the qualitative assessment alternative to test our indefinite-lived intangible assets for impairment. As of March 31, 2013, we preliminarily concluded that the estimated fair value of each of our indefinite lived intangible assets exceeded its carrying value.

During the second quarter of 2013, one of Tridien’s largest customers lost a large contract program that was being serviced substantially with Tridien product. The expected lost sales and net income were significant enough to trigger an interim indefinite-lived asset impairment analysis. The preliminary analysis indicated that sales of Tridien product, reliant on trade names could not fully support the carrying value of Tridien’s trade names. As such, we wrote down the value of the trade names by $0.9 million to a carrying value of approximately $0.6 million as of June 30, 2013.

Recent Accounting Pronouncements

Refer to footnote C to our condensed consolidated financial statements.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk since December 31, 2012. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

At June 30, 2013, we have several derivative instruments in the form of forward contracts and options that hedge the value of the Eurodollar. The nominal value of these instruments total approximately $7.7 million. Mark-to-market losses aggregating approximately $0.2 million were recognized during the three months ended June 30, 2013. Mark-to-market gains aggregating approximately $0.2 million were recognized during the six months ended June 30, 2013.

ITEM 4. – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, we, Holdings’ Regular Trustees and the Company’s management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”). Based on that evaluation, Holdings’ Regular Trustees and our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2013 and provided reasonable assurance that information required to be disclosed in our periodic Commission filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting.

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal proceedings associated with the Company’s and Holdings’ business together with legal proceedings for the businesses have not changed materially from those disclosed in Part I, Item 3 of our 2012 Annual Report on Form 10-K as filed with the SEC on March 6, 2013.

ITEM 1A. RISK FACTORS

There have been no material changes in those risk factors and other uncertainties associated with the Company and Holdings discussed in the section entitled “Risk Factors” disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 6, 2013.

ITEM 6. Exhibits

Exhibit Number	Description

10.1	Third amendment to Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Toronto Dominion (Texas) LLC, dated as of April 3, 2013 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 3, 2013.

10.2	Incremental Facility Amendment to Credit Agreement among Compass Group Diversified Holdings LLC and Toronto Dominion (Texas) LLC dated as of April 3, 2013 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on April 3, 2013.)

10.3	Fifth Amended and Restated Management Services Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of July 1, 2013 and originally effective as of May 16, 2006 (incorporated by reference to exhibit 10.1 of the Form 8-K filed on July 1, 2013)

10.4	Employment Agreement. Dated July 11, 2013, between Compass Group Management LLC and Ryan J. Faulkingham (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 11, 2013)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS

By:	/s/ James J. Bottiglieri
James J. Bottiglieri Regular Trustee

Date: August 8, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ James J. Bottiglieri
James J. Bottiglieri Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 8, 2013