Form 10-Q
period 2013-09-30
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2013-11-06
CIK 1345126, 1345122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, there were 48,300,000 shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2013

NOTE TO READER

In reading this Quarterly Report on Form 10-Q, references to:

•	the “Trust” and “Holdings” refer to Compass Diversified Holdings;

•	“businesses,” “operating segments,” “subsidiaries” and “reporting units” refer to, collectively, the businesses controlled by the Company;

•	the “Company” refer to Compass Group Diversified Holdings LLC;

•	the “Manager” refer to Compass Group Management LLC (“CGM”);

•	the “initial businesses” refer to, collectively, Staffmark Holdings, Inc. (“Staffmark”), Crosman Acquisition Corporation, Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”) and Silvue Technologies Group, Inc.;

•	the “2012 acquisition” refer to the acquisition of Arnold Magnetic Technologies Holdings Corporation (“Arnold” or “Arnold Magnetics”);

•	the “Trust Agreement” refer to the amended and restated Trust Agreement of the Trust dated as of November 1, 2010;

•	the “Credit Facility” refer to a credit agreement (as amended) with a group of lenders led by Toronto Dominion (Texas) LLC, as agent, which provides for the Revolving Credit Facility and the Term Loan Facility;

•	the “Revolving Credit Facility” refer to the $320 million Revolving Credit Facility provided by the Credit Facility that matures in April 2017;

•	the “Term Loan Facility” refer to the $280.5 million Term Loan Facility, as of September 30, 2013, provided by the Credit Facility that matures in October 2017;

•	the “LLC Agreement” refer to the fourth amended and restated operating agreement of the Company dated as of January 1, 2012; and

•	“we,” “us” and “our” refer to the Trust, the Company and the businesses together.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, contains both historical and forward-looking statements. We may, in some cases, use words such as “project,” “predict,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•	our ability to successfully operate our businesses on a combined basis, and to effectively integrate and improve future acquisitions;

•	our ability to remove CGM and CGM’s right to resign;

•	our organizational structure, which may limit our ability to meet our dividend and distribution policy;

•	our ability to service and comply with the terms of our indebtedness;

•	our cash flow available for distribution and reinvestment and our ability to make distributions in the future to our shareholders;

•	our ability to pay the management fee and profit allocation when due;

•	our ability to make and finance future acquisitions;

•	our ability to implement our acquisition and management strategies;

•	the regulatory environment in which our businesses operate;

•	trends in the industries in which our businesses operate;

•	changes in general economic or business conditions or economic or demographic trends in the United States and other countries in which we have a presence, including changes in interest rates and inflation;

•	environmental risks affecting the business or operations of our businesses;

•	our and CGM’s ability to retain or replace qualified employees of our businesses and CGM;

•	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and

•	extraordinary or force majeure events affecting the business or operations of our businesses.

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

PART I

FINANCIAL INFORMATION

ITEM 1.— FINANCIAL STATEMENTS

Compass Diversified Holdings

Condensed Consolidated Balance Sheets

(in thousands)	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$151,163	$18,241
Accounts receivable, less allowances of $3,634 at September 30, 2013 and $3,049 at December 31, 2012	129,011	100,647
Inventories	143,982	127,283
Prepaid expenses and other current assets	19,704	21,488

Total current assets	443,860	267,659
Property, plant and equipment, net	66,382	68,488
Goodwill	257,527	257,527
Intangible assets, net	317,557	340,666
Deferred debt issuance costs, less accumulated amortization of $3,591 at September 30, 2013 and $2,038 at December 31, 2012	8,775	8,238
Other non-current assets	13,580	12,623

Total assets	$1,107,681	$955,201

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$67,511	$52,207
Accrued expenses	58,169	48,139
Due to related party	4,225	3,765
Current portion of supplemental put obligation	—	5,185
Current portion, long-term debt	2,850	2,550
Other current liabilities	4,184	1,953

Total current liabilities	136,939	113,799
Supplemental put obligation	—	46,413
Deferred income taxes	62,200	63,982
Long-term debt, less original issue discount	297,307	267,008
Other non-current liabilities	5,740	7,787

Total liabilities	502,186	498,989
Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 48,300 shares issued and outstanding at September 30, 2013 and December 31, 2012	650,043	650,043
Accumulated other comprehensive income (loss)	129	(132)
Accumulated deficit	(137,625)	(235,283)

Total stockholders’ equity attributable to Holdings	512,547	414,628
Noncontrolling interest	92,948	41,584

Total stockholders’ equity	605,495	456,212

Total liabilities and stockholders’ equity	$1,107,681	$955,201

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Net sales	$265,512	$241,228	$752,854	$666,571
Cost of sales	183,040	164,281	516,652	455,036

Gross profit	82,472	76,947	236,202	211,535
Operating expenses:
Selling, general and administrative expense	42,468	39,422	124,671	119,756
Supplemental put expense (reversal) (refer to Note B)	(61,303)	5,029	(45,995)	6,391
Management fees	4,892	4,429	13,642	13,294
Amortization expense	7,310	7,699	22,384	22,639
Impairment expense	—	—	900	—

Operating income	89,105	20,368	120,600	49,455
Other income (expense):
Interest income	2	8	35	51
Interest expense	(5,080)	(5,068)	(14,640)	(18,804)
Amortization of debt issuance costs	(542)	(485)	(1,553)	(1,326)
Loss on debt extinguishment	—	(856)	(1,785)	(856)
Other expense, net	(75)	173	(91)	(223)

Income from continuing operations before income taxes	83,410	14,140	102,566	28,297
Provision for income taxes	5,114	7,361	18,688	17,119

Income from continuing operations	78,296	6,779	83,878	11,178
Loss from discontinued operations, net of income tax	—	—	—	(1,168)
Loss on sale of discontinued operations, net of income tax	—	(334)	—	(464)

Net income	78,296	6,445	83,878	9,546
Less: Income from continuing operations attributable to noncontrolling interest	4,909	2,959	9,466	6,996
Less: Loss from discontinued operations attributable to noncontrolling interest	—	—	—	(226)

Net income attributable to Holdings	$73,387	$3,486	$74,412	$2,776

Amounts attributable to Holdings:
Income from continuing operations	$73,387	$3,820	$74,412	$4,182
Loss from discontinued operations, net of income tax	—	—	—	(942)
Loss on sale of discontinued operations, net of income tax	—	(334)	—	(464)

Net income attributable to Holdings	$73,387	$3,486	$74,412	$2,776

Basic and fully diluted income (loss) per share attributable to Holdings
Continuing operations	$1.52	$0.08	$1.54	$0.09
Discontinued operations	—	(0.01)	—	(0.03)

	$1.52	$0.07	$1.54	$0.06

Weighted average number of shares of trust stock outstanding – basic and fully diluted	48,300	48,300	48,300	48,300

Cash distributions declared per share (refer to Note J)	$0.36	$0.36	$1.08	$1.08

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Net income	$78,296	$6,445	$83,878	$9,546
Other comprehensive income (loss):
Foreign currency translation and other	686	424	261	(363)

Total comprehensive income, net of tax	$78,982	$6,869	$84,139	$9,183

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands)	Number of Shares	Amount	Accumulated Deficit	Accum. Other Comprehensive Income (Loss)	Stockholders’ Equity Attrib. to Holdings	Non- Controlling Interest	Total Stockholders’ Equity
Balance — January 1, 2013	48,300	$650,043	$(235,283)	$(132)	$414,628	$41,584	$456,212
Net income	—	—	74,412	—	74,412	9,466	83,878
Other comprehensive loss – foreign currency translation and other	—	—	—	261	261	—	261
Effect of subsidiary initial public offering (refer to Note C)	—	—	75,410	—	75,410	41,628	117,038
Distribution to noncontrolling interest holders	—	—	—	—	—	(3,090)	(3,090)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	3,360	3,360
Distributions paid	—	—	(52,164)	—	(52,164)	—	(52,164)

Balance — September 30, 2013	48,300	$650,043	$(137,625)	$129	$512,547	$92,948	$605,495

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$83,878	$9,546
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	12,286	10,771
Amortization expense	22,384	27,102
Impairment expense	900	—
Amortization of debt issuance costs and original issue discount	2,489	2,421
Loss on debt extinguishment	1,785	856
Supplemental put expense (reversal)	(45,995)	6,391
Unrealized loss on interest rate and foreign currency derivatives	68	2,108
Noncontrolling stockholder charges	3,367	3,250
Deferred taxes	(2,121)	(2,315)
Other	189	1,399
Changes in operating assets and liabilities, net of acquisition:
Increase in accounts receivable	(28,244)	(22,898)
Increase in inventories	(16,720)	(22,563)
Increase in prepaid expenses and other current assets	(668)	(1,674)
Increase in accounts payable and accrued expenses	26,044	20,661
Payment of profit allocation	(5,603)	(13,675)

Net cash provided by operating activities	54,039	21,380

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(125,434)
Purchases of property and equipment	(14,673)	(9,718)
Proceeds released from escrow related to Staffmark sale	—	5,045
Proceeds from the FOX IPO	80,913	—
Proceeds from the HALO sale	1,244	66,473
Purchase of noncontrolling interest	—	(15,128)
Proceeds from sale leaseback transaction	4,372	—
Other investing activities	260	974

Net cash provided by (used in) investing activities	72,116	(77,788)

Cash flows from financing activities:
Borrowings under credit facility	117,500	169,500
Repayments under credit facility	(89,062)	(122,867)
Redemption of CamelBak preferred stock	—	(48,022)
Distributions paid	(52,164)	(52,164)
Proceeds provided from noncontrolling shareholders	—	11,833
Proceeds provided from noncontrolling shareholders received in connection with the FOX IPO	36,122	—
Distributions paid to noncontrolling shareholders	(3,090)	(16,289)
Debt issuance costs	(2,697)	(3,154)
Excess tax benefit on stock-based compensation, and other	(103)	5,389

Net cash provided by (used in) investing activities	6,506	(55,774)

Foreign currency impact on cash	261	(199)
Net increase (decrease) in cash and cash equivalents	132,922	(112,381)
Cash and cash equivalents — beginning of period	18,241	132,370

Cash and cash equivalents — end of period	$151,163	$19,989

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2013

Note A — Organization and business operations

Compass Diversified Holdings, a Delaware statutory trust (“Holdings”), was organized in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC, a Delaware limited liability company (the “Company” or “CODI”), was also formed on November 18, 2005. Holdings is the sole owner of 100% of the Trust Interests (as defined in the LLC Agreement). Compass Group Management LLC, a Delaware limited liability company (“CGM” or the “Manager”), is the sole owner of 100% of the Allocation Interests (as defined in the LLC Agreement). Together, the Trust Interests and Allocation Interests constitute the LLC Interests (as defined in the LLC Agreement). The Manager was formerly the sole owner of 100% of the Interests of the Company, as defined in the Company’s operating agreement dated as of November 18, 2005, which were subsequently reclassified as the “Allocation Interests” pursuant to the LLC Agreement.

The Company is a controlling owner of eight businesses, or operating segments, at September 30, 2013. The operating segments are as follows: Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), AFM Holding Corporation (“AFM” or “American Furniture”), AMT Acquisition Corporation (“Arnold” or “Arnold Magnetics”) CamelBak Products, LLC (“CamelBak”), The ERGO Baby Carrier, Inc. (“Ergobaby”), FOX Factory Holding Corp. (“FOX”), Liberty Safe and Security Products, Inc. (“Liberty Safe” or “Liberty”), and Anodyne Medical Device, Inc., d/b/a Tridien Medical (“Tridien”). Refer to Note D for further discussion of the operating segments.

Note B — Presentation and principles of consolidation

The condensed consolidated financial statements for the three and nine month periods ended September 30, 2013 and September 30, 2012, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Consolidation

The condensed consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Termination of Supplemental Put Agreement

The Company entered into a Supplemental Put Agreement with the Manager at the time of the Company’s Initial Public Offering in connection with the Management Service Agreement (“MSA”). Pursuant to the Supplemental Put Agreement, the Manager had the right to cause the Company to purchase the Allocation Interests then owned by the Manager upon termination of the MSA for a price to be determined in accordance with the Supplemental Put Agreement. The Allocation Interests entitle the holders to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The distributions of the profit allocation will be paid only upon the occurrence of the sale of a material amount of capital stock or assets of one of the Company’s businesses (“Sale Event”) or, at the option of the Manager, at each five year anniversary date of the acquisition of one of the Company’s businesses (“Holding Event”). The Company historically recorded the Supplemental Put obligation at an amount equal to the fair value of the profit allocation. This amount is determined using a model that multiplies the trailing twelve-month EBITDA for each business unit by an estimated enterprise value multiple to determine an estimated selling price of the business unit. This amount represented the obligation of the Company to physically settle the purchase of the Allocation Interest at the option of the Manager upon the termination of the MSA. Prior to July 1, 2013 the Company recorded increases or decreases in the obligation through the consolidated statement of operations.

On July 1, 2013, the Company and the Manager amended the MSA to provide for certain modifications related to the Manager’s registration as an investment adviser under the Investment Advisers Act of 1940 (“Advisor’s Act”), as amended. In connection with the amendment resulting from the Manager’s registration as an investment adviser under the Adviser’s Act, the Company and the Manager agreed to terminate the Supplemental Put Agreement, which had the effect of eliminating the Manager’s right to require the Company to purchase the Allocation Interests upon termination of the MSA. Pursuant to the MSA, as amended, the Manager will continue to manage the day-to-day operations and affairs of the Company, oversee the management and operations of the Company’s businesses, perform certain other services for the Company and receive management fees, and the holders of the Allocation Interests will continue to receive the profit allocation upon the occurrence of a Sale Event or a Holding Event.

As a result of the termination of the Supplemental Put Agreement, the Company has derecognized the supplemental put liability associated with the Manager’s put right, reversing the entire $61.3 million liability at June 30, 2013 through supplemental put expense on the condensed consolidated statement of operations during the three months ended September 30, 2013. The Company will record future Holding Events and Sale Events as dividends declared on Allocations Interests to stockholders’ equity when they are approved by the Company’s board of directors. As a result of the initial public offering of Fox Factory Holding Corp. (“FOX IPO”), the Company’s board of directors approved and declared on October 30, 2013 a profit allocation payment totaling $16.0 million to be made to holders of Allocation Interests in November of 2013.

Accounting Standards Codification (“ASC”) 260, Earnings per Share, requires companies to allocate participating securities that have rights to earnings that otherwise would have been available only to common shareholders, and that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. We have granted Allocation Interests that contain participating rights to receive profit allocations upon certain events. The participating rights of the Allocation Interests are limited to these events, and until declaration of a distribution subsequent to the occurrence of one of these events, there is no allocation to the Allocation Interests. Such grants are considered participating securities under ASC 260. As such, we are required to include these grants in the calculation of our basic earnings per share and calculate basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.

Basic earnings per share is computed utilizing the two-class method and is calculated based on the weighted-average number of common shares outstanding during the periods presented.

Reclassification

Certain amounts in the historical condensed consolidated financial statements have been reclassified to conform to the current period presentation. In connection with the exercise of the option for a $30.0 million incremental term loan in April 2012, the Company reclassified approximately $0.9 million from interest expense to loss on debt extinguishment within the condensed consolidated statements of operations during the nine months ended September 30, 2012. The expense was the result of the write off of a portion of unamortized original issue discount in connection with the Company repaying one of its lenders, which did not renew under the new terms of the term loan. The reclassification had no impact on the condensed consolidated statement of cash flows.

Discontinued Operations

On May 1, 2012, the Company sold its majority owned subsidiary, HALO. As such, the results of operations for the periods from April 1, 2012 through the date of sale and January 1, 2012 through the date of sale have been reclassified to exclude discontinued operations in the nine months ended September 30, 2012, respectively, in accordance with accounting guidelines. Summarized operating results included in discontinued operations for the nine months ended September 30, 2012 were as follows (in thousands):

For the period Jan. 1, 2012 through disposition
Net sales	$51,253

Operating loss	(2,141)
Loss from continuing operations before income taxes	(2,141)
Benefit for income taxes	(973)

Loss from discontinued operations	$(1,168)

Recent Accounting Pronouncements

In July 2013, the FASB issued amended guidance for the presentation of an unrecognized tax benefit when a net operating loss carry forward exists, which is effective for the Company January 1, 2014. This amended guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carry forward, a similar tax loss or a tax credit carry forward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. The Company does not expect the adoption of this amended guidance to have a significant impact on the condensed consolidated financial statements.

In March 2013, the FASB issued amended guidance for a parent’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity, which is effective for the Company January 1, 2014. This amended guidance was issued to resolve diversity in practice as it relates to the release of the cumulative translation adjustment into net income upon derecognition of a subsidiary or group of assets within a foreign entity.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance for presenting comprehensive income, which is effective for the Company January 1, 2013, and applied prospectively. This amended guidance requires an entity to disclose significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items in net income. The adoption of this amended guidance did not have a significant impact on the condensed consolidated financial statements.

Note C — Initial public offering

FOX Initial Public Offering

On August 13, 2013, the Company’s FOX operating segment completed an initial public offering of its common stock pursuant to a registration statement on Form S-1. In the FOX IPO, FOX sold 2,857,143 shares and certain of its shareholders sold 7,000,000 shares (including 5,800,238 shares held by CODI) at an initial offering price of $15.00 per share. FOX trades on the NASDAQ stock market under the ticker “FOXF”. CODI received approximately $80.9 million in net proceeds from the sale of their shares. Upon completion of the FOX IPO, Fox used a portion of the proceeds received from the sale of their shares as well as proceeds from a new credit facility with a third party lender to repay $61.5 million in outstanding indebtedness under their existing credit facility with the Company.

The Company’s ownership interest in FOX was reduced from 75.8% to 53.9% on a primary basis and from 70.6% to 49.8% on a fully diluted basis as a result of the FOX IPO. In connection with the FOX IPO, CGM’s Management Services Agreement (“FOX MSA”) with FOX under which the Manager provided various management services, was terminated. FOX paid $0.5 million in each of the years ended December 2012 and 2011, and $0.3 million in 2013 through the effective date of the FOX IPO under the FOX MSA.

The following table details the amounts recorded in the condensed consolidated statement of stockholders’ equity as a result of the FOX IPO (in thousands):

	Accumulated Deficit	NCI	Total
Effect of FOX IPO proceeds	$73,421	36,125	$109,546
Effect of FOX IPO proceeds on NCI (1)	—	7,492	7,492
Effect of FOX IPO on majority trust shares (2)	1,989	(1,989)	—

			—
	$75,410	$41,628	$117,038

(1)	Represents the effect on noncontrolling shareholders resulting from the CODI proceeds from the FOX IPO.
(2)	Represents the majority ownership effect on CODI resulting from the FOX IPO.

Profit Allocation Payment

As a result of the FOX IPO, the Company declared to pay approximately $16.0 million of the profit allocation to Allocation Interest holders in the fourth quarter of 2013.

Note D — Operating segment data

At September 30, 2013, the Company had eight reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

•	Advanced Circuits, an electronic components manufacturing company, is a provider of prototype, quick-turn and volume production rigid printed circuit boards. ACI manufactures and delivers custom printed circuit boards to customers primarily in North America. ACI is headquartered in Aurora, Colorado.

•	American Furniture is a leading domestic manufacturer of upholstered furniture for the promotional segment of the marketplace. AFM offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $1,399. AFM is a low-cost manufacturer and is able to ship most products in its line within 48 hours of receiving an order. AFM is headquartered in Ecru, Mississippi and its products are sold in the United States.

•	Arnold Magnetics is a leading global manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including energy, medical, aerospace and defense, consumer electronics, general industrial and automotive. Arnold Magnetics produces high performance permanent magnets (PMAG), flexible magnets (FlexMag) and precision foil products (Rolled Products) that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, the company has built a diverse and blue-chip customer base totaling more than 2,000 clients worldwide. Arnold Magnetics is headquartered in Rochester, New York.

•	CamelBak is a designer and manufacturer of personal hydration products for outdoor, recreation and military use. CamelBak offers a complete line of technical hydration packs, reusable BPA-free water bottles, performance hydration accessories, specialized military gloves and performance accessories. Through its global distribution network, CamelBak products are available in more than 50 countries worldwide. CamelBak is headquartered in Petaluma, California.

•	Ergobaby is a premier designer, marketer and distributor of baby-wearing products, a premium line of stroller travel systems and related accessories. Ergobaby’s reputation for product innovation, reliability and safety has led to numerous awards and accolades from consumer surveys and publications. Ergobaby offers a broad range of wearable baby carriers and related products that are sold through more than 600 retailers and web shops in the United States and internationally. Ergobaby is headquartered in Los Angeles, California.

•	FOX is a leading designer, manufacturer and marketer of high-performance suspension products used primarily on mountain bikes, side-by-side vehicles, on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles or ATVs, snowmobiles, specialty vehicles and applications and motorcycles. FOX designs its products for, and markets its products to, some of the world’s leading original equipment manufacturers, or OEMs, in its markets, and to customers through the aftermarket channel. FOX is headquartered in Scotts Valley, California and its products are sold worldwide.

•	Liberty Safe is a designer, manufacturer and marketer of premium home and gun safes in North America. From it’s over 204,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. Liberty is headquartered in Payson, Utah.

•	Tridien is a leading designer and manufacturer of powered and non-powered medical therapeutic support surfaces and patient positioning devices serving the acute care, long-term care and home health care markets. Tridien is headquartered in Coral Springs, Florida and its products are sold primarily in North America.

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

A disaggregation of the Company’s consolidated revenue and other financial data for the three and nine months ended September 30, 2013 and 2012 is presented below (in thousands):

Net sales of operating segments	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
ACI	$22,022	$22,229	$66,453	$62,878
American Furniture	26,277	20,728	79,318	72,359
Arnold Magnetics	32,381	31,951	95,405	75,787
CamelBak	34,661	36,672	111,927	121,140
Ergobaby	16,946	18,540	49,573	45,565
FOX	82,293	72,865	207,488	179,256
Liberty	35,242	23,385	96,828	67,000
Tridien	15,690	14,858	45,862	42,586

Total	265,512	241,228	752,854	666,571
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—	—	—

Total consolidated revenues	$265,512	$241,228	$752,854	$666,571

International Revenues

Revenues from geographic locations outside the United States were material for the following operating segments: FOX, Ergobaby, CamelBak and Arnold, in each of the periods presented. There were no significant inter-segment transactions.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Arnold Magnetics	$14,971	$13,932	$45,116	$44,017
CamelBak	6,377	5,246	22,189	20,387
ERGObaby	10,727	11,157	28,408	26,659
Fox	55,288	50,366	135,129	114,993

Profit of operating segments (1)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
ACI	$5,673	$6,273	$17,903	$18,349
American Furniture	(166)	(581)	186	(1,032)
Arnold Magnetics (2)	2,704	2,031	7,473	(1,795)
CamelBak	3,490	5,085	16,316	21,105
Ergobaby	3,051	4,240	9,015	7,905
FOX	14,774	10,991	30,979	22,137
Liberty	4,224	2,051	10,400	4,268
Tridien	577	1,130	1,168	3,054

Total	34,327	31,220	93,440	73,991
Reconciliation of segment profit to consolidated income from continuing operations before income taxes:
Interest expense, net	(5,078)	(5,916)	(14,605)	(18,753)
Other income (expense), net	(75)	173	(91)	(223)
Corporate and other (3)	54,236	(11,337)	23,822	(26,718)

Total consolidated income from continuing operations before income taxes	$83,410	$14,140	$102,566	$28,297

(1)	Segment profit represents operating income.

(2)	The three and nine months ended September 30, 2012 results include acquisition-related costs in connection with the acquisition of Arnold expensed in accordance with acquisition accounting.
(3)	Includes a reversal in the amount of $61.3 million of supplemental put obligation during the three and nine months ended September 30, 2013 associated with the termination of the Supplemental Put Agreement.

Accounts receivable	Accounts Receivable September 30, 2013	Accounts Receivable December 31, 2012
ACI	$6,124	$6,045
American Furniture	12,963	8,840
Arnold Magnetics	18,307	15,850
CamelBak	20,159	23,665
Ergobaby	8,060	6,262
FOX	39,643	25,664
Liberty	19,441	11,914
Tridien	7,948	5,456

Total	132,645	103,696
Reconciliation of segment to consolidated totals:
Corporate and other	—	—

Total	132,645	103,696
Allowance for doubtful accounts	(3,634)	(3,049)

Total consolidated net accounts receivable	$129,011	$100,647

	Goodwill September 30,	Goodwill Dec. 31,	Identifiable Assets September 30,	Identifiable Assets Dec. 31,	Depreciation and Amortization Expense Three months ended September 30,		Depreciation and Amortization Expense Nine months ended September 30,
	2013(1)	2012(1)	2013(1)	2012(1)	2013	2012	2013	2012
Goodwill and identifiable assets of operating segments
ACI	$57,615	$57,615	$23,205	$28,044	$1,250	$1,255	$3,658	$3,712
American Furniture	—	—	23,586	23,827	48	39	137	112
Arnold Magnetics	51,767	51,767	89,328	90,877	2,016	1,762	6,075	7,432
CamelBak	5,546	5,546	217,405	231,102	3,269	3,257	9,708	9,796
Ergobaby	41,664	41,664	65,046	70,002	918	846	2,734	3,179
FOX	31,372	31,372	97,424	86,188	1,944	1,865	5,757	5,320
Liberty	32,684	32,684	46,946	38,265	1,470	1,703	4,690	5,265
Tridien	19,555	19,555	16,534	18,934	542	616	1,666	1,753

Total	240,203	240,203	579,474	587,239	11,457	11,343	34,425	36,569
Reconciliation of segment to consolidated total:					—	—
Corporate and other identifiable assets	—	—	141,669	9,788	89	67	245	193
Amortization of debt issuance costs and original issue discount	—	—	—	—	823	845	2,489	2,421
Goodwill carried at Corporate level (2)	17,324	17,324	—	—	—	—	—	—

Total	$257,527	$257,527	$721,143	$597,027	$12,369	$12,255	$37,159	$39,183

(1)	Does not include accounts receivable balances per schedule above.
(2)	Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the segments. This amount is allocated back to the respective segments for purposes of goodwill impairment testing.

Note E — Property, plant and equipment and inventory

Property, plant and equipment is comprised of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Machinery and equipment	$87,847	$79,088
Office furniture, computers and software	7,944	6,548
Leasehold improvements	15,626	11,915
Buildings and land	425	4,517

	111,842	102,068
Less: accumulated depreciation	(45,460)	(33,580)

Total	$66,382	$68,488

Depreciation expense was $4.1 million and $12.2 million for the three and nine months ended September 30, 2013, respectively, and $3.9 million and $10.8 million for the three and nine months ended September 30, 2012, respectively.

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

Inventory is comprised of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Raw materials and supplies	$76,467	$62,906
Work-in-process	15,820	12,989
Finished goods	60,430	60,564

Less: obsolescence reserve	(8,734)	(9,176)

Total	$143,982	$127,283

Note F — Goodwill and other intangible assets

Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Indefinite lived intangible assets, representing trademarks and trade names, are not amortized unless their useful life is determined to be finite. Long-lived intangible assets are subject to amortization using the straight-line method. Goodwill and indefinite lived intangible assets are tested for impairment annually as of March 31st of each year and more often if a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value. Each of the Company’s businesses represents a reporting unit, except Arnold, which is comprised of three reporting units.

2013 Annual goodwill impairment testing

The Company is required to perform impairment reviews of goodwill balances at each of its Reporting Units (“RU”) at least annually and more frequently in certain circumstances in order to determine that the fair value of each RU equals or exceeds its carrying value. Each of the Company’s businesses represents a RU and Arnold is comprised of three RUs. Each of its RU was subject to impairment review at March 31, 2013, which represents the annual date for impairment testing, with the exception of American Furniture. The balance of American Furniture’s goodwill was completely written off in 2011.

At March 31, 2013, the Company elected to use the qualitative assessment alternative (step 0) to test goodwill for impairment for each of the RU that maintain a goodwill carrying value with the exception of Arnold which required further quantitative testing (step 1), in that the Company could not conclude that the fair value of the RUs exceeded the carrying value based on qualitative factors alone. As of March 31, 2013, the Company has concluded that the estimated fair value of each of its RU subject to the qualitative assessment exceeded its carrying value, in addition, based on the step 1 quantitative impairment analysis of the three RU’s at Arnold, the Company has concluded that the fair value for each of Arnold’s three RU exceeded its carrying amount.

During the second quarter of 2013, one of Tridien’s largest customers lost a large contract program that was being serviced substantially with Tridien product. The expected lost sales and net income were significant enough to trigger an interim goodwill impairment analysis. The result of the interim goodwill impairment analysis indicated that the implied fair value of goodwill exceeded the carrying value of goodwill ($28.2 million) by approximately 6%. The weighted average cost of capital used in the analysis was 14.5%. A 1% increase in the weighted average cost of capital would require the Company to impair Tridien’s goodwill balance.

A reconciliation of the change in the carrying value of goodwill for the nine months ended September 30, 2013 and the year ended December 31, 2012, is as follows (in thousands):

	Nine months ended September 30, 2013	Year ended December 31, 2012
Beginning balance:
Goodwill	$298,962	$247,002
Accumulated impairment losses	(41,435)	(41,435)

	257,527	205,567
Impairment losses	—	—
Acquisition of businesses (1)	—	51,441
Adjustment to purchase accounting	—	519

Total adjustments	—	51,960

Ending balance:
Goodwill	298,962	298,962
Accumulated impairment losses	(41,435)	(41,435)

	$257,527	$257,527

(1)	Relates to the purchase of Arnold Magnetics in 2012.

Other intangible assets

2013 Annual indefinite-lived impairment testing

The Financial Accounting Standards Board issued an Accounting Standards Update 2012 (“2012-02 ASU”) in July 2012 that permits companies to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. This ASU was effective for fiscal years beginning after December 15, 2012.

The optional qualitative assessment permits an entity to consider events and circumstances that could affect the fair value of the indefinite-lived intangible asset and avoid the quantitative test if the entity is able to support a conclusion that the indefinite-lived intangible asset is not impaired. The Company’s indefinite-lived intangible assets consist of trade names with a carrying value of approximately $131.7 million. At March 31, 2013, the Company elected to use the qualitative assessment alternative to test its indefinite-lived intangible assets for impairment. As of March 31, 2013, the Company has concluded that the estimated fair value of each of its indefinite lived intangible assets exceeded its carrying value.

During the second quarter of 2013, one of Tridien’s largest customers lost a large contract program that was being serviced substantially with Tridien product. The expected lost sales and net income were significant enough to trigger an interim indefinite-lived asset impairment analysis. The analysis indicated that sales of Tridien product, reliant on trade names could not fully support the carrying value of Tridien’s trade names. As such, the Company wrote down the value of the trade names by $0.9 million to a carrying value of approximately $0.6 million.

Other intangible assets are comprised of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012	Weighted Average Useful Lives
Customer relationships	$191,878	$191,878	12
Technology and patents	89,557	89,541	8
Trade names, subject to amortization	7,595	7,595	10
Licensing and non-compete agreements	7,736	7,736	4
Distributor relations and other	606	606	5

	297,372	297,356
Accumulated amortization:
Customer relationships	(60,618)	(48,316)
Technology and patents	(41,995)	(33,808)
Trade names, subject to amortization	(1,666)	(977)
Licensing and non-compete agreements	(6,619)	(5,503)
Distributor relations and other	(606)	(516)

Total accumulated amortization	(111,504)	(89,120)
Trade names, not subject to amortization	131,689	132,430

Total intangibles, net	$317,557	$340,666

Amortization expense related to intangible assets was $7.3 million and $22.4 million for the three and nine months ended September 30, 2013, respectively, and $7.7 million and $22.6 million for the three and nine months ended September 30, 2012, respectively. Estimated charges to amortization expense of intangible assets over the next five years, is as follows, (in thousands):

October 1, 2013 through Dec. 31, 2013	$6,621
2014	28,431
2015	24,805
2016	18,531
2017	17,253

$95,641

Note G — Debt

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

On April 2, 2012, the Company exercised its option for an incremental term loan in the amount of $30 million. The incremental term loan was issued at 99% of par value and increased the term loans outstanding under the Credit Facility from approximately $224.4 million to approximately $254.4 million. The Company received total proceeds of $52.9 million in connection with this amendment, of which $22.9 million was used to repay an existing bank that did not agree to participate in the amendment. As a result, the Company removed the unamortized original issue discount related to this bank, and recorded a loss on debt extinguishment in the amount of $0.9 million. The remaining net proceeds from this incremental term loan were primarily used to reduce outstanding borrowings under the Revolving Credit Facility.

On April 3, 2013, the Company exercised its option for an incremental term loan in the amount of $30 million. The incremental term loan was issued at par value and increased the term loans outstanding under the Credit Facility to approximately $281.9 million. The quarterly amortization payments increased to approximately $0.7 million as a result of this incremental term loan. In addition, the Company amended its Credit Facility to reduce the margin on its LIBOR Loans from 5.00% to 4.00% and on its Base Rate Loans from 4.00% to 3.00% and reduced the LIBOR floor from 1.25%

to 1.00%. The Company also amended the pricing terms of its Revolving Credit Facility. Under the terms of the amendment, amounts borrowed under the Revolving Credit Facility now bear interest based on a leverage ratio defined in the credit agreement at either LIBOR plus a margin ranging from 2.50% to 3.50%, or base rate plus a margin ranging from 1.50% to 2.50%. Further, the unused fee for the revolving credit facility was reduced from 1.00% to 0.75% when leverage is lower than a defined ratio and the maturity date for the Revolving Credit Facility was extended by six months to April 2017. The Company paid a fee in connection with this amendment of approximately $1.8 million, and incurred additional fees and expenses of approximately $0.1 million in the aggregate. The Company received total proceeds of $69.2 million in connection with this amendment, of which $39.2 million was used to repay existing banks that did not participate in the amendment. As a result, the Company accelerated the unamortized original issue discount and debt issuance costs related to these banks, and recorded a loss on debt extinguishment in the amount of $1.8 million. The remaining net proceeds from this incremental term loan were primarily used to reduce outstanding borrowings under the Revolving Credit Facility.

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

Borrowing base availability under our Revolving Credit Facility was approximately $318.4 million at September 30, 2013. Letters of credit outstanding at September 30, 2013 totaled approximately $1.6 million. At September 30, 2013, the Company was in compliance with its covenants under the Credit Facility.

FOX Credit Facility

On August 7, 2013, FOX entered into a $60 million revolving credit facility with SunTrust Bank and other lenders (the “FOX Credit Facility”). The FOX Credit Facility expires on August 7, 2018 and provides a revolving loan facility of $60 million which includes up to $10 million in letters of credit and up to $5 million in swingline loans. The facility is secured by substantially all of Fox’s tangible and intangible personal property. Advances under the Fox Credit Facility bear interest at either the LIBOR or the Prime Rate, plus an applicable margin ranging from 0.50% to 1.50% based upon the Consolidated Net Leverage Ratio. At September 30, 2013, the interest rate on outstanding amounts under the facility was 2.13%. In addition to interest on amounts borrowed under the FOX Credit Facility, Fox will pay a quarterly commitment fee on the unused portion of the commitment as defined in the FOX Credit Facility, which can range from 0.20% to 0.30% based on its Consolidated Net Leverage Ratio. FOX paid approximately $0.8 million in fees upon entering into the FOX Credit Facility and recorded this amount as deferred debt issuance costs in the accompanying condensed consolidated balance sheet. This amount will be amortized over the term of the facility.

FOX drew $28.5 million upon closing and used $21.6 million of those proceeds to repay the remaining outstanding amount of their related party facility with the Company. The remainder of the proceeds was used to pay expenses related to the FOX IPO and for working capital requirements. At September 30, 2013, $24.5 million was outstanding under the FOX Credit Facility.

FOX is subject to certain customary affirmative and restrictive covenants arising under the FOX Credit Facility. In addition, FOX is required to maintain certain financial covenants, including a Leverage Ratio and a Fixed Charge Ratio. Fox was in compliance with applicable covenants as of September 30, 2013.

The following table provides the Company’s debt holdings at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Revolving Credit Facility	$—	$24,000
FOX Credit Facility	24,500	—
Term Loan Facility	280,463	252,525
Original issue discount	(4,806)	(6,967)

Total debt	$300,157	$269,558

Less: Current portion, term loan facilities	(2,850)	(2,550)

Long term debt	$297,307	$267,008

Note H — Derivative instruments and hedging activities

The Credit Facility requires the Company to hedge the interest on fifty percent of the outstanding debt under the Term Loan Facility. The Company purchased the following derivatives on October 31, 2011:

•	A two-year interest rate cap (“Cap”) with a notional amount of $200 million effective December 31, 2011 through December 31, 2013. The agreement caps the three-month LIBOR rate at 2.5% in exchange for a fixed payment of $0.3 million. At September 30, 2013 this Cap had a fair value of $0.0 million and is reflected in other current assets on the consolidated balance sheet. The difference between the fixed payment and its mark-to-market value is reflected as a component of interest expense; and

•	A three-year interest rate swap (“Swap”) with a notional amount of $200 million effective January 1, 2014 through December 31, 2016. The agreement requires the Company to pay interest on the notional amount at the rate of 2.49% in exchange for the three-month LIBOR rate, with a floor of 1.5%. At September 30, 2013, this Swap had a fair value loss of $4.0 million. The fair value is reflected in other current liabilities of $1.5 million and other non-current liabilities of $2.5 million with its periodic mark-to-market value reflected as a component of interest expense.

The Company did not elect hedge accounting for the above derivative transactions associated with the Credit Facility and as a result, periodic mark-to-market changes in fair value are reflected as a component of interest expense in the consolidated statement of operations.

Certain of the Company’s subsidiaries enter into foreign currency hedging transactions to limit their risk exposure to fluctuations in foreign currency rates. The Company has not elected hedge accounting for these transactions. These foreign currency instruments are marked-to-market and accordingly $0.2 million of loss was recorded during the three months ended September 30, 2013 to other income/expense, and $0.04 million of gain was recorded during the nine months ended September 30, 2013 to other income/expense. The notional amount of these currency hedging transactions totaled $3.1 million at September 30, 2013 and the fair value was $(0.04) million and is included in other current liabilities on the condensed consolidated balance sheet. Refer to Note I for the related fair value disclosures.

Note I — Fair value measurement

Recurring basis:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at September 30, 2013
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$—	$—	$—	$—
Liabilities:
Foreign currency instruments (1)	40	—	40	—
Call option of noncontrolling shareholder (2)	25	—	—	25
Put option of noncontrolling shareholders (3)	50	—	—	50
Interest rate swap	3,976	—	3,976	—

(1)	Comprised of foreign currency instruments that do not qualify as hedges.
(2)	Represents a noncontrolling shareholder’s call option to purchase additional common stock in Tridien.
(3)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition.

	Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$—	$—	$—	$—
Liabilities:
Supplemental put obligation	$51,598	$—	$—	$51,598
Call option of noncontrolling shareholder	25	—	—	25
Put option of noncontrolling shareholders	50	—	—	50
Interest rate swap	3,997	—	3,997	—

Reconciliations of the change in the carrying value of our Level 3 supplemental put obligation from January 1, 2013 through September 30, 2013 and from January 1, 2012 through September 30, 2012 are as follows (in thousands):

	2013	2012
Balance at January 1	$51,598	$49,489
Supplemental put expense (reversal)	6,396	(1,540)
Payment of supplemental put obligation	—	(13,675)

Balance at March 31	$57,994	$34,274
Supplemental put expense	8,912	2,902
Payment of supplemental put obligation	(5,603)	—

Balance at June 30	$61,303	$37,176
Supplemental put expense	—	5,029
Supplemental put termination	(61,303)	—

Balance at September 30	$—	$42,205

Valuation Techniques

The Company has not changed its valuation techniques in measuring the fair value of any of its financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Supplemental Put obligation:

The change in the supplemental put liability during the three and nine months ended September 30, 2013 was due to the termination of the Supplemental Put Agreement on July 1, 2013. In addition, during the three months ended June 30, 2013, the Company paid $5.6 million of the supplemental put liability related to the contribution-based profit allocation for the fifth anniversary of the acquisition of FOX. Refer to Note B for discussion regarding the termination of the Supplemental Put Agreement.

Foreign currency instruments – liability:

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

Nonrecurring basis:

The following table provides the assets and liabilities carried at fair value measured on a nonrecurring basis at September 30, 2013. The fair value was determined by applying the relief from royalty technique to forecasted revenues (in thousands).

					Expense		Expense
	Fair Value Measurements at September 30, 2013				Three months ended September 30,		Nine months ended September 30,
	Carrying Value	Level 1	Level 2	Level 3	2013	2012	2013	2012
Assets:
Trade name at Tridien (1)	$580	$—	$—	$580	$—	$—	$900	$—

(1)	Please refer to Note F for discussion regarding the impairment of the indefinite-lived tradename asset at Tridien.

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

Distributions:

•	On January 31, 2013, the Company paid a distribution of $0.36 per share to holders of record as of January 25, 2013. This distribution was declared on January 10, 2013.

•	On April 30, 2013, the Company paid a distribution of $0.36 per share to holders of record as of April 23, 2013. This distribution was declared on April 9, 2013.

•	On July 30, 2013, the Company paid a distribution of $0.36 per share to holders of record as of July 23, 2013. This distribution was declared on July 10, 2013.

•	On October 30, 2013, the Company paid a distribution of $0.36 per share to holders of record as of October 23, 2013. This distribution was declared on October 10, 2013.

Note K — Warranties

The Company’s CamelBak, Ergobaby, FOX, Liberty and Tridien operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. A reconciliation of the change in the carrying value of the Company’s warranty liability for the nine months ended September 30, 2013 and the year ended December 31, 2012 is as follows (in thousands):

	Nine months ended September 30, 2013	Year ended December 31, 2012
Beginning balance	$6,410	$4,311
Accrual	4,226	5,903
Warranty payments	(4,023)	(3,804)

Ending balance	$6,613	$6,410

Note L — Noncontrolling interest

Noncontrolling interest represents the portion of the Company’s majority-owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of September 30, 2013 and December 31, 2012:

	% Ownership September 30, 2013		% Ownership December 31, 2012
	Primary	Fully Diluted	Primary	Fully Diluted
ACI	69.4	69.4	69.4	69.4
American Furniture	99.9	99.9	99.9	99.9
Arnold Magnetics	96.7	87.3	96.7	87.6
CamelBak	89.9	79.7	89.9	79.7
Ergobaby	81.0	74.1	81.1	77.1
FOX (refer to Note C)	53.9	49.8	75.8	70.6
Liberty	96.2	85.0	96.2	86.7
Tridien	81.3	67.2	81.3	67.4

	Noncontrolling Interest Balances
(in thousands)	September 30, 2013	December 31, 2012
ACI	$(3,165)	$(5,359)
American Furniture	260	260
Arnold Magnetics	1,775	1,610
CamelBak	13,352	12,173
Ergobaby	12,214	11,195
FOX	61,861	12,530
Liberty	2,225	1,752
Tridien	4,326	7,323
CGM	100	100

	$92,948	$41,584

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

Note M — Income taxes

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

The reconciliation between the Federal Statutory Rate and the effective income tax rate for the nine months ended September 30, 2013 and 2012 are as follows:

	Nine months ended September 30,
	2013	2012
United States Federal Statutory Rate	35.0%	35.0%
Foreign and State income taxes (net of Federal benefits)	1.8	9.0
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders	0.5	9.4
Effect of supplemental put expense (reversal)	(15.7)	7.9
Impact of subsidiary employee stock options	0.3	(2.0)
Domestic production activities deduction	(1.4)	(2.9)
Non-deductible acquisition costs	—	3.1
Non-recognition of NOL carryforwards at subsidiaries	0.1	3.5
Other	(2.4)	(2.5)

Effective income tax rate	18.2%	60.5%

Note N — Defined Benefit Plan

In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.

The unfunded liability of $1.3 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at September 30, 2013. Net periodic benefit cost consists of the following for the three and nine months ended September 30, 2013:

	Three months ended September 30, 2013	Date of acquisition through September 30, 2012	Nine months ended September 30, 2013
Service cost	$119	$269	$357
Interest cost	73	193	220
Expected return on plan assets	(195)	(23)	(565)

Net periodic benefit cost	$(3)	$439	$12

During the three and nine months ended September 30, 2013, per the terms of the agreement, Arnold has contributed $0.1 million and $0.3 million to the plan, respectively. For the remainder of 2013, the expected contribution to the plan will be approximately $0.2 million.

The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at September 30, 2013 were considered Level 3.

Note O — Subsequent event

Profit Allocation Payment

As a result of the FOX IPO, the Company’s board of directors approved and declared on October 30, 2013 the payment of approximately $16.0 million of the profit allocation to Allocation Interest holders in November 2013.

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

Overview

Compass Diversified Holdings, a Delaware statutory trust, was formed in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability company, was also formed on November 18, 2005. In accordance with the Trust Agreement, the Trust is sole owner of 100% of the Trust Interests (as defined in the LLC Agreement) of the Company and, pursuant to the LLC Agreement, the Company has outstanding, the identical number of Trust Interests as the number of outstanding shares of the Trust. The Manager is the sole owner of the Allocation Interests of the Company. The Company is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.

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

In pursuing new acquisitions, we seek businesses with the following characteristics:

•	North American base of operations;

•	stable and growing earnings and cash flow;

•	significant market share in defensible industry niche (i.e., has a “reason to exist”);

•	solid and proven management team with meaningful incentives;

•	low technological and/or product obsolescence risk; and

•	a diversified customer and supplier base.

Our management team’s strategy for our subsidiaries involves:

•	utilizing structured incentive compensation programs tailored to each business to attract, recruit and retain talented managers to operate our businesses;

•	regularly monitoring financial and operational performance, instilling consistent financial discipline and supporting management in the development and implementation of information systems to effectively achieve these goals;

•	assisting management in their analysis and pursuit of prudent organic cash flow growth strategies (both revenue and cost related);

•	identifying and working with management to execute attractive external growth and acquisition opportunities; and

•	forming strong subsidiary level boards of directors to supplement management in their development and implementation of strategic goals and objectives.

2013 Nine-Months Highlights

Debt Re-pricing

On April 3, 2013, we exercised an option to increase the Term Loan Facility by $30 million. Net proceeds from this incremental term loan were used to reduce outstanding loans on the Revolving Credit Facility. In connection with the increase, we amended the pricing of the Credit Facility wherein borrowings under the Term Loan Facility now bear interest at LIBOR plus 4.0% with a floor of 1.0% and borrowings under the Revolving Credit Facility now bear interest at LIBOR plus 1.5%—2.0%. In addition, the amendment provides for a reduction in commitment fees on revolving loan availability to 0.75% and extended the maturity date on the Revolving Credit Facility to April 2017. All other material terms of the Credit Facility remain unchanged. We incurred fees of approximately $1.9 million.

Increase in Revolving Credit Facility

On August 6, 2013, we exercised an option under our credit agreement to expand our Revolving Credit Facility by $30 million, increasing the total amount available under the facility to $320 million subject to borrowing base restrictions. We intend to utilize the incremental borrowing capacity under the Revolving Credit Facility to fund future growth opportunities and provide for working capital and general corporate purposes.

FOX IPO

On August 13, 2013 FOX completed an initial public offering of its common stock pursuant to a registration statement on Form S-1. In the FOX IPO, FOX sold 2,857,143 shares and certain of its shareholders sold 7,000,000 shares (including 5,800,238 shares held by CODI) at an initial offering price of $15.00 per share. FOX trades on the NASDAQ stock market under the ticker “FOXF”. We received approximately $80.9 million in net proceeds from the sale of our FOX shares. Fox used a portion of their net proceeds received from the sale of their shares as well as proceeds from a new credit facility with a third party lender to repay $61.5 million in outstanding indebtedness to us under their existing credit facility with the us.

As a result of the IPO, we currently own approximately 53.9% of the outstanding shares of FOX common stock.

Outlook

Net sales during the nine months ended September 30, 2013 increased at six of our eight businesses when compared to the same period of 2012 net sales. The preliminary consensus estimate of U.S. gross domestic product (“GDP”), a measure of the total production of goods and services in the United States, increased during the third quarter of 2013 at the seasonally adjusted annualized rate of 2.0%, compared to the revised estimate of 2.5% growth in the second quarter of 2013. The positive rate of growth, albeit down slightly from the second quarter, has been primarily fueled by consumer spending, which positively impacted the sales and earnings of three of our branded products businesses consisting of Ergobaby, FOX and Liberty Safe. Continued growth in consumer spending, we believe, will positively impact growth in these businesses during the remainder of the year. Alternatively, Department of Defense cutbacks and the continued reduction in troop deployment had a negative impact on revenues and earnings in the first nine months of 2013 at Advanced Circuits and Arnold, two of our industrial niche businesses, and CamelBak.

Middle market deal flow during the nine months ended September 30, 2013 was slower than normal, in part due to a high level of tax-driven transactions in the fourth quarter of 2012 resulting in a reduced deal pipeline. We are experiencing a slight uptick in deal activity and are cautiously optimistic that deal flow will increase over the balance of this year. Valuation levels remain relatively high for high quality companies, driven by the continued availability of debt capital with attractive terms and financial and strategic buyers seeking to deploy equity capital.

Our significant liquidity position continues to provide us with the opportunity to reinvest in our existing businesses while we pursue additional platform and add-on acquisitions through the remainder of fiscal 2013.

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

In the following results of operations, we provide: (i) actual consolidated results of operations for the three and nine months ended September 30, 2013 and 2012, which includes the historical results of operations of our businesses (operating segments) from the date of acquisition and recasts prior period reporting for businesses sold during the periods presented (Halo) and (ii) comparative results of operations for each of our businesses on a stand-alone basis for the three and nine-months ended September 30, 2013 and 2012 which include relevant pro-forma adjustments to historical results of operations and explanations, where appropriate, for the 2012 acquisition.

Consolidated Results of Operations – Compass Diversified Holdings and Compass Group Diversified Holdings LLC

(in thousands)	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Net sales	$265,512	$241,228	$752,854	$666,571
Cost of sales	183,040	164,281	516,652	455,036

Gross profit	82,472	76,947	236,202	211,535
Selling, general and administrative expense	42,468	39,422	124,671	119,756
Fees to manager	4,892	4,429	13,642	13,294
Supplemental put expense (reversal)	(61,303)	5,029	(45,995)	6,391
Amortization of intangibles	7,310	7,699	22,384	22,639
Impairment expense	—	—	900	—

Income from operations	$89,105	$20,368	$120,600	$49,455

Net sales

On a consolidated basis, net sales for the third quarter of 2013 increased by approximately $24.3 million or 10.1% when compared to last year’s third quarter. Meaningful sales increases at American Furniture ($5.5 million), FOX ($9.4 million) and Liberty ($11.9 million) were offset in part by a decrease in sales at CamelBak and Ergobaby ($3.6 million). The net increase in sales at our three other businesses account for the remaining increase in sales for the three months ended September 30, 2013 compared to the same period in 2012. Consolidated net sales for the nine months ended September 30, 2013 increased $86.3 million over the corresponding period in 2012. Incremental 2013 sales from Arnold, our 2012 acquisition, accounts for $19.6 million of the increase while meaningful sales increases at American Furniture ($7.0 million), FOX ($28.2 million) and Liberty ($29.8 million) account for the majority of the remaining increase in net sales. Refer to “Results of Operations – Our Businesses” for a more detailed analysis of net sales by business segment.

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

Cost of sales

On a consolidated basis, cost of sales increased approximately $18.8 million and $61.6 million during the three and nine month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012. These increases are due almost entirely to the corresponding increase in net sales referred to above. Gross profit as a percentage of sales decreased 0.8% in the three months ended September 30, 2013 compared to the same period in 2012 and decreased 0.3% in the nine months ended September 30, 2013 compared to the same period in 2012. Refer to “Results of Operations – Our Businesses” for a detailed analysis of cost of sales by business segment.

Selling, general and administrative expense

On a consolidated basis, selling, general and administrative expense increased approximately $3.0 million during the three month period ended September 30, 2013 compared to the corresponding period in 2012. This increase is principally due to increased costs at those businesses which experienced significant top line sales growth in the third quarter of 2013 (FOX and Liberty). On a consolidated basis, selling, general and administrative expenses increased approximately $4.9 million during the nine months ended September 30, 2013 compared to the corresponding period in 2012. This increase is due primarily to increased costs at those businesses which experienced significant top line sales growth in the nine months ended September 30, 2013 (FOX and Liberty) and the inclusion of Arnold’s (acquired March 5, 2012) results of operations for nine months in 2013 compared to approximately seven months in 2012, offset in part by $4.3 million in acquisition transaction costs reflected in the first quarter of 2012. No acquisition transaction costs were recorded in 2013. Refer to “Results of Operations – Our Businesses” for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, selling, general and administrative expense increased $0.4 million and $0.7 million during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increase in both periods is due principally to higher professional fees.

Fees to manager

Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three and nine-month periods ended September 30, 2013, these costs increased by $0.5 million and $0.3 million, respectively, as compared to the same periods in the prior year.

Supplemental put expense (reversal)

As a result of the termination of the Supplemental Put Agreement, we derecognized the supplemental put liability associated with the Manager’s put right, reversing the entire $61.3 million liability at June 30, 2013 through supplemental put expense on the condensed consolidated statement of operations during the three months ended September 30, 2013. The reversal amount for the three and nine months ended September 30, 2013 reflects the balance of the supplemental put obligation as of January 1 2013, offset in part by a payment of $5.6 million as a result of the FOX five year Holding Event. Refer to “Critical Accounting Estimates” – “Supplemental Put Agreement” for detail on the termination of the Supplemental Put Agreement on July 1, 2013.

Amortization of intangibles

Amortization of intangible assets decreased approximately $0.3 million in each of the three months and nine months ended September 30, 2013 compared to the same periods in 2012 due to a portion of intangible assets becoming fully amortized.

Impairment expense

During the second quarter of 2013, one of Tridien’s largest customers lost a large contract program that was being serviced substantially with Tridien product. The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived asset impairment analysis. The result of these analyses supported the carrying value of goodwill but indicated that sales of product reliant on trade names could not fully support the carrying value of Tridien’s trade names. As such, we wrote down the value of the trade names by $0.9 million to a carrying value of approximately $0.6 million.

Results of Operations — Our Businesses

The following discussion reflects a comparison of the historical, and where appropriate, pro-forma results of operations for each of our businesses for the three and nine month periods ending September 30, 2013 and September 30, 2012, which we believe is the most meaningful comparison in explaining the comparative financial performance of each of our businesses. The following results of operations are not necessarily indicative of the results to be expected for the full year going forward.

Advanced Circuits

Overview

Advanced Circuits is a provider of prototype, quick-turn and volume production printed circuit boards (‘PCBs”) to customers throughout the United States. Prototype and quick-turn PCBs typically command higher margins than volume production PCBs given that customers require high levels of responsiveness, technical support and timely delivery of prototype and quick-turn PCBs and generally pay a premium for them. Advanced Circuits is able to meet its customers’ demands by manufacturing custom PCBs in as little as 24 hours, while maintaining over 98.0% error-free production rates and real-time customer service and product tracking 24 hours per day.

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

Results of Operations

The table below summarizes the income from operations data for Advanced Circuits for the three and nine month periods ended September 30, 2013 and September 30, 2012.

	Three months ended		Nine months ended
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales	$22,022	$22,229	$66,453	$62,878
Cost of sales	11,840	11,540	35,411	31,272

Gross profit	10,182	10,689	31,042	31,606
Selling, general and administrative expense	3,617	3,522	10,464	10,595
Fees to manager	125	125	375	375
Amortization of intangibles	767	769	2,300	2,287

Income from operations	$5,673	$6,273	$17,903	$18,349

Three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Net sales

Net sales for the three months ended September 30, 2013 decreased approximately $0.2 million or 1.0% over the corresponding three month period ended September 30, 2012. The decrease in net sales is the result of a decrease in gross sales in long-lead time PCBs ($0.4 million) and quick-turn production and prototype PCBs ($0.2 million), offset in part by an increase in assembly sales. The decrease in sales of quick-turn and prototype PCBs in the third quarter of 2013 compared to 2012 is principally the result of a decline in orders from Department of Defense and aerospace contractors. Sales from quick-turn and prototype PCBs represented approximately 55.4% of gross sales in the third quarter of 2013 compared to 55.9% during the same period of 2012.

Cost of sales

Cost of sales for the three months ended September 30, 2013 increased approximately $0.3 million compared to the same period in 2012. Gross profit as a percentage of sales decreased during the three months ended September 30, 2013 to 46.2% compared to 48.1% at September 30, 2012. This decrease in gross margin is principally the result of a greater proportion of assembly sales to total sales in the 2013 period compared to 2012. Assembly sales carry a lower gross margin when compared to prototype or quick-turn PCB sales.

Selling, general and administrative expense

Selling, general and administrative expense increased approximately $0.1 million during the three months ended September 30, 2013 compared to the same period in 2012 due principally an increase in rent expense.

Income from operations

Operating income for the three months ended September 30, 2013 was approximately $5.7 million compared to $6.3 million earned in the same period in 2012, a decrease of approximately $0.6 million, principally as a result of those factors described above.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Net sales

Net sales for the nine months ended September 30, 2013 increased approximately $3.6 million or 5.7% over the corresponding nine month period ended September 30, 2012. The increase in net sales is the result of an increase in gross sales in long-lead time PCBs ($5.0 million) and assembly sales ($0.8 million) and a decrease in sales promotions and discounts ($1.1 million) in the nine months ended September 30, 2013 compared to the same period in 2012, offset in part by a decrease in sales of quick-turn production and prototype PCBs ($3.3 million). The increase in long-lead sales for the nine months ended September 30, 2013 compared to the same period in 2012 is the result of incremental sales attributable to the Universal Circuits operation acquired in May 2012. The decrease in sales of quick-turn and prototype PCBs for the nine months ended September 30, 2013 compared to the same period in 2012 is primarily the result of a decline in orders from Department of Defense and aerospace contractors. Sales from quick-turn and prototype PCBs represented approximately 54.9% of gross sales in the nine months ended September 30, 2013 compared to 61.5% during the same period of 2012.

Cost of sales

Cost of sales for the nine months ended September 30, 2013 increased approximately $4.1 million compared to the same period in 2012. Gross profit as a percentage of sales decreased to 46.7% for the nine months ended September 30, 2013 compared to 50.3% for the nine months ended September 30, 2012. This decrease in gross margin is principally the result of a greater proportion of long-lead sales to total sales in the 2013 period compared to 2012. Long lead PCB sales carry a significantly lower gross margin when compared to prototype or quick-turn PCB sales.

Selling, general and administrative expense

Selling, general and administrative expense decreased approximately $0.1 million during the nine months ended September 30, 2013 compared to the same period in 2012. There were no notable increases/decreases in cost categories.

Income from operations

Income from operations for the nine months ended September 30, 2013 was approximately $17.9 million compared to $18.3 million earned in the same period in 2012, a decrease of approximately $0.4 million, principally as a result of those factors described above.

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

Results of Operations

The table below summarizes the income (loss) from operations data for American Furniture for the three and nine month periods ended September 30, 2013 and September 30, 2012.

	Three months ended		Nine months ended
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales	$26,277	$20,728	$79,318	$72,359
Cost of sales	24,538	19,534	73,319	67,548

Gross profit	1,739	1,194	5,999	4,811
Selling, general and administrative expense	1,892	1,762	5,774	5,804
Fees to manager	—	—	—	—
Impairment expense	13	13	39	39

Income (loss) from operations	$(166)	$(581)	$186	$(1,032)

Three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Net sales

Net sales for the three months ended September 30, 2013 increased approximately $5.5 million, or 26.7% over the corresponding three months ended September 30, 2012. Stationary product sales increased approximately $4.3 million while recliner and motion product sales together increased approximately $1.1 million. Sales of other products and an increase in fuel surcharges were responsible for the remaining increase in net sales of $0.1 million during the three-months ended September 30, 2013 compared to 2012. The increase in sales of stationary product is the result of several new product introductions from the 2013 spring market that have been received well in the market place. The increase in motion and reclining sales during the third quarter of 2013 is the result of a large recliner promotion with a key account together with new product introductions in the motion category that have been received well in the marketplace.

Cost of sales

Cost of sales increased approximately $5.0 million in the three months ended September 30, 2013 compared to the same period of 2012 due primarily to the corresponding increase in sales. Gross profit as a percentage of sales was 6.6% in the three months ended September 30, 2013 compared to 5.8% in 2012. The increase in gross profit as a percentage of sales of approximately 0.8% during the three months ended September 30, 2013 is principally attributable to: (i) reduced selling prices during the third quarter of 2012 as a result of aggressive competitor pricing; (ii) decreases in overhead absorption rates on finished goods during the current 2013 quarter due to the increase in production volume, and; (iii) lower freight costs in 2013 associated with the elimination of the trucking fleet and outsourcing of all freight. Management has made several strategic improvements through outsourcing with third party carriers.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended September 30, 2013, increased approximately $0.1 million compared to the same period in 2012. This increase is primarily due to an increase in commission expense ($0.1 million) due to the increase is sales volume, and an increase in marketing expense ($0.1 million) offset in part by a reduction of bad debt expense ($0.1 million) for the three months ended September 30, 2013 compared to the same period in 2012.

Income (loss) from operations

Loss from operations totaled approximately $0.2 million for the three months ended September 30, 2013 compared to a loss from operations of approximately $0.6 million in the three months ended September 30, 2012, principally due to those factors described above.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Net sales

Net sales for the nine months ended September 30, 2013 increased approximately $7.0 million, or 9.6% over the corresponding nine months ended September 30, 2012. Stationary product sales increased approximately $3.8 million, recliner product sales increased approximately $2.3 million, and motion product sales increased approximately $0.9 million. Sales of other products and freight/fuel surcharges were flat during the nine-months ended September 30, 2013 compared to 2012. The increase in sales of stationary product is the result of a strong 2013 third quarter, driven by new product introductions and increased placements with several key retail accounts. The increase in motion and reclining sales is the result of increased orders from one key account and product line improvements in the merchandising area.

Cost of sales

Cost of sales increased approximately $5.8 million in the nine months ended September 30, 2013 compared to the same period of 2012 and is principally due to the corresponding increase in sales. Gross profit as a percentage of sales was 7.6% in the nine months ended September 30, 2013 compared to 6.6% in 2012. The increase in gross profit as a percentage of sales of approximately 1.0% during the nine months ended September 30, 2013 is principally attributable to: (i) reduced selling prices during the third quarter of 2012 as a result of aggressive competitor pricing; and (ii) improvements in freight expense and trucking costs through outsourcing and fleet elimination.

Selling, general and administrative expense

Selling, general and administrative expense totaled approximately $5.8 million during each of the nine month periods ended September 30, 2013 and 2012. No material increases/decreases in specific line item expenses during the nine month periods were noted.

Income (loss) from operations

Income from operations totaled approximately $0.2 million for the nine months ended September 30, 2013 compared to a loss from operations of approximately $1.0 million in the nine months ended September 30, 2012, principally due the factors described above.

Arnold Magnetics

Overview

Founded in 1895 and headquartered in Rochester, New York, Arnold Magnetics is a manufacturer of engineered, application specific permanent magnets. Arnold Magnetics products are used in applications such as general industrial, reprographic systems, aerospace and defense, advertising and promotional, consumer and appliance, energy, automotive and medical technology. Arnold Magnetics is the largest U.S. manufacturer of engineered magnets as well as only one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. Arnold operates a 70,000 sq. ft. manufacturing assembly and distribution facility in Rochester, New York with nine additional facilities worldwide, in countries including the United Kingdom, Switzerland and China. Arnold serves customers via three primary product sectors:

•	Permanent Magnet and Assemblies and Reprographics (“PMAG”) (approximately 70% of sales) – High performance magnets for precision motor/generators and sensors as well as beam focusing applications and reprographic applications;

•	Flexmag (approximately 20% of net sales) – Flexible bonded magnets for advertising, consumer and industrial applications, and

•	Rolled Products (approximately 10% of net sales) – Ultra thin metal foil products utilizing magnetic and non- magnetic alloys.

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

Results of Operations

The table below summarizes the income from operations data for Arnold for the three and nine month periods ended September 30, 2013 and September 30, 2012.

	Three months ended		Nine months ended
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012 (Pro-forma)
Net sales	$32,381	$31,951	$95,405	$99,036
Cost of sales	24,659	25,060	72,368	76,463

Gross profit	7,722	6,891	23,037	22,573
Selling, general and administrative expense (a)	4,019	3,740	12,475	12,070
Fees to manager (b)	125	125	375	375
Amortization of intangibles (c)	874	874	2,714	2,642

Income from operations	$2,704	$2,152	$7,473	$7,486

Results of operations of Arnold Magnetics for the three and nine months ended September 30, 2013 and 2012 include the following pro-forma adjustments, applied to historical results as if we acquired Arnold Magnetics on January 1, 2012:

(a)	Selling, general and administrative expenses were reduced by approximately $12.1 million in the nine months ended September 30, 2012, representing an adjustment for one time transaction costs incurred as a result of our acquisition.
(b)	Represents management fees that would have been payable to the Manager in each pre acquisition period presented.
(c)	Represents an increase in amortization of intangible assets totaling $0.5 million in the nine month period ended September 30, 2012. This adjustment is the result of, and was derived from the purchase price allocation in connection with our acquisition.

Three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Net sales

Net sales for the three months ended September 30, 2013 were approximately $32.4 million, an increase of $0.4 million, compared to the same period in 2012. The increase in net sales is a result of an increase in sales in the PMAG ($0.6 million) and Flexmag ($0.2 million) product sectors, offset in part by a decrease in the Rolled Products sector ($0.4 million). PMAG sales represented approximately 73.8% of net sales for the three months ended September 30, 2013 compared to 72.7% for the same period in 2012. The increase in PMAG sales during the three months ended September 30, 2013 compared to the same period in 2012 is principally attributable to strong order flow in North America and Europe offset in part by lower reprographic application sales, a component of PMAG. The increase in Flexmag sales is due to a large non-recurring project order. The decrease in Rolled Products sales is principally attributable to market softness in the U.S. defense market and the European energy market.

International sales, reflecting sales to geographic locations outside the United States, were $15.0 million during the three months ended September 30, 2013 compared to $13.9 million during the same period in 2012, an increase of $1.1 million or 7.9%.

Cost of sales

Cost of sales for the three months ended September 30, 2013 were approximately $24.7 million compared to approximately $25.1 million in the same period of 2012. The decrease of $0.6 million is due principally to the positive margin gains in the PMAG sector. Gross profit as a percentage of sales increased from 21.6% for the quarter ended September 30, 2012 to 23.8% in the quarter ended September 30, 2013. The increase is attributable to increased margins in the Flexmag and PMAG products sectors due to more favorable customer / product sales mixes, offset in part by a decrease in margins at its Rolled Product sector. The decrease in margins in the Rolled Product sector is due to an unfavorable customer/ product sales mix.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended September 30, 2013 increased to approximately $4.0 million or 12.4% of net sales compared to $3.7 million or 11.7% of net sales for the same period in 2012 due principally to increased costs associated with hiring additional technical personnel during the three months ended September 30, 2013.

Income from operations

Income from operations for the three months ended September 30, 2013 was approximately $2.7 million, an increase of $0.6 million when compared to the same period in 2012, based principally on the factors described above.

Nine months ended September 30, 2013 compared to the pro forma nine months ended September 30, 2012.

Net sales

Net sales for the nine months ended September 30, 2013 were approximately $95.4 million, a decrease of $3.6 million, or 3.8%, compared to the same period in 2012. The decrease in net sales is a result of decreased sales in the PMAG ($0.4 million), Flexmag ($0.1 million) and Rolled Products ($3.1 million) product sectors. PMAG sales represented approximately 75.4% of net sales for the nine months ended September 30, 2013 compared to 73.0% for the same period in 2012. The decrease in PMAG sales during the nine-months ended September 30, 2013 compared to the same period in 2012 is principally attributable to lower reprographic application sales, a component of PMAG, offset in part by strong order flow in North America and Europe. The decrease in Flexmag sales during the nine months ended September 30, 2013 compared to the same period in 2012 is the result of soft macroeconomic conditions leading to weak demand. The decrease in Rolled Products sales during the current period is principally attributable to market softness in the U.S. defense market and the European energy market.

International sales, reflecting sales to geographic locations outside the United States, were $45.1 million during the nine months ended September 30, 2013 compared to $44.0 million during the same period in 2012, an increase of $1.1 million or 2.5%.

Cost of sales

Cost of sales for the nine months ended September 30, 2013 were approximately $72.4 million compared to approximately $76.5 million in the same period of 2012. The decrease of $4.1 million is due principally to the corresponding decrease in sales. Gross profit as a percentage of sales increased from 22.8% for the nine months ended September 30, 2012 to 24.1% in the corresponding period of September 30, 2013. The increase is attributable to an increase in margins at its PMAG product sector, offset in part by decreased margins in the Flexmag and Rolled Products sectors due to higher material costs and unfavorable customer / product sales mixes. The increase in margins in the PMAG sector are due to a more favorable customer/product sales mix, due in part to the decrease in reprographic application sales during the nine months ended September 30, 2013 compared to the same period in 2012.

Selling, general and administrative expense

Selling, general and administrative expense for the nine months ended September 30, 2013 increased $0.4 million to approximately $12.5 million or 13.1% of net sales compared to $12.1 million or 12.2% of net sales for the same period in 2012, due principally to higher outside service costs and costs associated with hiring additional technical personnel during 2013.

Income from operations

Income from operations for the nine months ended September 30, 2013 was approximately $7.5 million, a decrease of $0.1 million when compared to the same period in 2012, based principally on the factors described above.

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

On August 24, 2011, we made loans to and purchased a controlling interest in CamelBak for $258.6 million, representing 90% of the equity in CamelBak.

Results of Operations

The table below summarizes the income from operations data for CamelBak for the three and nine month periods ended September 30, 2013 and September 30, 2012.

	Three months ended		Nine months ended
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales	$34,661	$36,672	$111,927	$121,140
Cost of sales	19,487	20,050	62,173	65,400

Gross profit	15,174	16,622	49,754	55,740
Selling, general and administrative expense	9,314	9,067	26,263	27,160
Fees to manager	125	125	375	375
Amortization of intangibles	2,245	2,345	6,800	7,100

Income from operations	$3,490	$5,085	$16,316	$21,105

Three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Net sales

Net sales for the three months ended September 30, 2013 were approximately $34.7 million, a decrease of $2.0 million, or 5.5%, compared to the same period in 2012. The decrease in net sales is a result of a decrease in gross sales in Hydration Systems ($3.3 million) and Gloves ($0.7 million), offset in part by an increase in gross sales in Bottles ($1.3 million) and Accessories (0.6 million). The increase in Bottle sales during the three months ended September 30, 2013 compared to the same period in 2012 is attributable to the expansion of offerings in Bottles, such as eddyTM, and the Podium line of insulated bottles, and the continued expansion in its customer base, including new and existing customers. The decrease in sales in Hydration Systems in the three months ended September 30, 2013 compared to the same period of 2012 is primarily due to substantial sales to the United States Marine Corps as part of its pack program reflected during the three months ended September 30, 2012. The Marine Corps contract was substantially fulfilled in the first quarter of 2013. The decrease in Glove sales in the three months ended September 30, 2013 compared to the same period in 2012 is principally due to continuing decreased demand from the U.S. Military as a result of the drawdown of U.S. combat troops.

Sales of Hydration Systems and Bottles represented approximately 84% of gross sales for the three months ended September 30, 2013 compared to 85% for the same period in 2012. Military sales were approximately 30% of gross sales for the three months ended September 30, 2013 compared to 37% for the same period in 2012. International sales were approximately 18% of gross sales for the three months ended September 30, 2013 compared to 14% for the same period in 2012.

Cost of sales

Cost of sales for the three months ended September 30, 2013 were approximately $19.5 million compared to approximately $20.1 million in the same period of 2012. The decrease of $0.6 million is due principally to the corresponding decrease in net sales. Gross profit as a percentage of net sales decreased to 43.8% for the quarter ended September 30, 2013 compared to 45.3% in the quarter ended September 30, 2012. The decrease is primarily attributable to an unfavorable sales mix in Hydration Systems and Accessories offset in part by a favorable sales mix in Bottle sales during the three months ended September 30, 2013 compared to the same period in 2012.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended September 30, 2013 increased $0.2 million to approximately $9.3 million or 26.9% of net sales compared to $9.1 million or 24.7% of net sales for the same period of 2012 due primarily to the timing of sales and marketing expenses.

Income from operations

Income from operations for the three months ended September 30, 2013 was approximately $3.5 million, a decrease of $1.6 million when compared to the same period in 2012, based primarily on the decrease in net sales and other factors described above.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Net sales

Net sales for the nine months ended September 30, 2013 were approximately $111.9 million, a decrease of $9.2 million, or 7.6%, compared to the same period in 2012. The decrease in gross sales is a result of decreased sales in Hydration Systems ($10.2 million), Accessories ($0.1 million) and Gloves ($3.7 million), offset in part by an increase in Bottle sales ($4.6 million). The increase in Bottle sales during the nine months ended September 30, 2013 compared to the same period in 2012 is attributable to the expansion of offerings in Bottles, such as eddyTM, and the Podium line of insulated bottles, and the continued expansion in its customer base, including new and existing customers. The decrease in sales in Hydration Systems in the nine months ended September 30, 2013 compared to the same period of 2012 is primarily due to substantial sales to the

United States Marine Corps as part of their pack program during the nine months ended September 30, 2012. The Marine Corps contract was substantially fulfilled in the first quarter of 2013. To a lesser extent, cooler weather patterns during the second quarter of 2013, we believe, may have had a negative impact on sales to recreational Hydration System customers during that period. The decrease in Glove sales in the nine months ended September 30, 2013 compared to the same period in 2012 is principally due to continuing decreased demand from the U.S. Military as a result of the drawdown of U.S. combat troops.

Sales of Hydration Systems and Bottles represented approximately 86% of gross sales for the nine months ended September 30, 2013 compared to 84% for the same period in 2012. Military sales were approximately 31% of gross sales for the nine months ended September 30, 2013 compared to 37% for the same period in 2012. International sales were approximately 20% of gross sales for the nine months ended September 30, 2013 compared to 17% for the same period in 2012.

Cost of sales

Cost of sales for the nine months ended September 30, 2013 were approximately $62.2 million compared to approximately $65.4 million in the same period of 2012. The decrease of $3.2 million is due principally to the corresponding decrease in net sales. Gross profit as a percentage of sales decreased to 44.5% for the nine months ended September 30, 2013 compared to 46.0% in the comparable period ended September 30, 2012. The decrease is attributable to: (i) an unfavorable sales mix in Hydration Systems and Accessories offset in part by a favorable sales mix in Bottle sales during the nine months ended September 30, 2013 compared to the same period in 2012, and (ii) discounted Glove sales in 2013.

Selling, general and administrative expense

Selling, general and administrative expense for the nine months ended September 30, 2013 decreased $0.9 million to approximately $26.3 million or 23.5% of net sales compared to $27.2 million or 22.4% of net sales for the same period of 2012 due primarily to a decrease in incentive compensation expense offset in part by increase in sales and marketing expenses in the nine months ended September 30, 2013 compared to the same period in 2012.

Income from operations

Income from operations for the nine months ended September 30, 2013 was approximately $16.3 million, a decrease of $4.8 million when compared to the same period in 2012, based primarily on the decrease in net sales and other factors described above.

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

Results of Operations

The table below summarizes the income from operations for the three months and nine months ended September 30, 2013 and the three and nine months ended September 30, 2012.

	Three months ended		Nine months ended
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales	$16,946	$18,540	$49,573	$45,565
Cost of sales	6,714	7,149	19,014	17,690

Gross profit	10,232	11,391	30,559	27,875
Selling, general and administrative expense	6,313	6,283	18,940	17,301
Fees to manager	125	125	375	375
Amortization of intangibles	743	743	2,229	2,294

Income from operations	$3,051	$4,240	$9,015	$7,905

Three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Net sales

Net sales for the three months ended September 30, 2013 were $16.9 million, a decrease of $1.6 million or 8.6% compared to the same period in 2012. During the three-months ended September 30, 2013 domestic sales were approximately $6.2 million, representing a decrease of $1.2 million or 16.3% over the corresponding period in 2012. Domestic baby carrier and accessory sales decreased approximately $0.6 million, and domestic stroller sales decreased approximately $0.6 million. These decreases were primarily due to declines in sales to Specialty retail channels during the three months ended September 30, compared to the same period of 2012. International sales were approximately $10.7 million in the three months ended September 30, 2013 compared to approximately $11.1 million in the same period for 2012, a decrease of $0.4 million or 3.6%. International baby carrier and accessory sales increased by approximately $0.1 million and stroller sales decreased by $0.5 million. The decrease in stroller sales during the 2013 period compared to 2012 was primarily due to declines in sales to international distributors in anticipation of Orbit Baby’s 2014 product launches. Baby carriers and accessories represented 84% and 80% of net sales in the quarter ended September 30, 2013 and 2012, respectively.

Cost of sales

Cost of sales for the three months ended September 30, 2013 were approximately $6.7 million compared to $7.1 million in the same period of 2012. The decrease of $0.4 million is due principally to the decrease in sales in the same period. Gross profit as a percentage of sales decreased from 61.4% for the quarter ended September 30, 2012 to 60.4% in 2013. The 1.0% decrease in gross profit as a percentage of sales is primarily attributable to an increase in sales discounts provided to baby carrier customers during the third quarter of 2013 as Ergobaby transitions to new logo product for its baby carrier products and an increase in reserves for estimated Orbit Baby product warranty claims.

Selling, general and administrative expense

Selling, general and administrative expense for each of the three months ended September 30, 2013 and 2012 totaled approximately $6.3 million reflecting 37.3% of net sales in the 2013 period and 33.9% of net sales for the 2012 period. No notable increases/decreases in any specific cost center were experienced.

Income from operations

Income from operations for the three months ended September 30, 2013 was $3.0 million compared to $4.2 million earned in the same period of 2012. The $1.2 million decrease was due principally to those factors described above.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Net sales

Net sales for the nine months ended September 30, 2013 were $49.6 million, an increase of $4.0 million or 8.8% compared to the same period in 2012. During the nine-months ended September 30, 2013 domestic sales were approximately $21.2 million, representing an increase of $2.3 million or 12.2% over the corresponding period in 2012. Domestic baby carrier and accessory sales increased by approximately $2.0 million, and domestic stroller sales increased by approximately $0.3 million. These increases are primarily due to expanded domestic distribution and discounted sales of old logo baby carrier product and accessory product during the nine months ended September 30, 2013 compared to 2012. International sales were approximately $28.4 million in the nine months ended September 30, 2013 compared to approximately $26.7 million in the same period for 2012, an increase of $1.7 million or 6.3%. International baby carrier and accessory sales increased by approximately $2.9 million and stroller sales decreased by approximately $1.2 million. The increase in international baby carrier and accessory sales during 2013 are due to expanded distribution. International stroller sales were negatively impacted in the nine months ended September 30, 2013 due to reductions in shipments to international distributers in anticipation of Orbit Bay 2014 product launches. Baby carriers and accessories represented 83% and 79% of net sales in the nine months ended September 30, 2013 and 2012, respectively.

Cost of sales

Cost of sales for the nine months ended September 30, 2013 were approximately $19.0 million compared to $17.7 million in the same period of 2012. The increase of $1.3 million is due principally to the increase in sales in the same period. Gross profit as a percentage of sales increased from 61.2% for the nine months ended September 30, 2012 to 61.6% in 2013. The cost of sales for the nine months ended September 30, 2012 includes approximately $0.6 million of amortization expense related to an inventory fair value step-up as part of the Orbit Baby purchase price allocation. Excluding the inventory step-up amortization expense reflected in 2012, gross profit as a percentage of sales was 62.6% in the 2012 period. The 1.0% decrease in gross profit as a percentage of sales in 2013 is primarily due to lower margins on stroller sales, due to unfavorable product and channel mix, discounts provided to baby carrier and accessory customers as Ergobaby transitions to a new logo for its baby carrier products and an increase in reserves during the third quarter of 2013 for estimated Orbit Baby product warranty claims.

Selling, general and administrative expense

Selling, general and administrative expense for the nine months ended September 30, 2013 increased to approximately $18.9 million or 38.2% of net sales compared to $17.3 million or 38.0% of net sales for the same period of 2012. The $1.6 million increase is principally attributable to increases in employee related costs due to increased headcount to support business growth.

Income from operations

Income from operations for the nine months ended September 30, 2013 increased approximately $1.1 million to $9.0 million compared to the same period in 2012 due principally to increased net sales offset in part by the increases in selling, general and administrative expenses and other factors as described above.

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

On August 13, 2013, FOX completed an initial public offering (IPO) of its common stock pursuant to a registration statement on Form S-1. FOX received net proceeds of approximately $36.1 million from its sale of shares of common stock after deducting underwriting discounts and commissions and estimated offering expenses. FOX used the net proceeds it received in the IPO to pay down indebtedness under its prior credit facility with us and entered into a new credit facility with SunTrust Bank and the other lenders, and borrowed $28.5 million. Of such borrowings, $21.6 million was used to pay down FOX’s remaining indebtedness with us.

As a result of the IPO we currently own approximately 53.9% of the outstanding shares of FOX common stock.

Results of Operations

The table below summarizes the income from operations data for FOX Factory for the three and nine month periods ended September 30, 2013 and September 30, 2012.

	Three months ended		Nine months ended
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales	$82,293	$72,865	$207,488	$179,256
Cost of sales	56,960	52,746	146,076	129,593

Gross profit	25,333	20,119	61,412	49,663
Selling, general and administrative expense	9,160	7,662	26,102	23,177
Fees to manager	58	125	308	375
Amortization of intangibles	1,341	1,341	4,023	3,974

Income from operations	$14,774	$10,991	$30,979	$22,137

Three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Net sales

Net sales for the three months ended September 30, 2013 increased approximately $9.4 million, or 12.9%, compared to the corresponding period in 2012. Net sales of mountain bikes and powered vehicles product increased 10.8% and 18.2% respectively, during the three months ended September 30, 2013 compared to the same period in 2012. Sales growth was primarily driven by sales to OEMs, which increased $8.4 million to $68.6 million during the three months ended September 30, 2013 compared to $60.2 million for the same period in 2012. The increase in net sales to OEMs is largely driven by increased specification, or spec, with our customers. The remaining increase in sales reflects increased sales to Aftermarket customers in the three months ended September 30, 2013 compared to the same period in 2012. The increase in sales to Aftermarket customers is due to higher end user demand for our products.

Cost of sales

Cost of sales for the three months ended September 30, 2013 increased approximately $4.2 million, or 8.0%, compared to the corresponding period in 2012. The increase in cost of sales is primarily due to increased net sales. Gross profit as a percentage of net sales was approximately 30.8% for the three months ended September 30, 2013 compared to 27.6% for the same period in 2012. The increase in gross profit as a percentage of sales of 3.1% is the result of savings from cost initiatives designed to improve operating efficiencies realized during the current period and additional warranty reserves recorded during the three months ended September 30, 2012 in connection with upgrading certain suspension product dampers.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended September 30, 2013 increased $1.5 million to approximately $9.2 million or 11.1% of net sales compared to $7.7 million or 10.5% of net sales for the same period of 2012. This increase is principally the result of increases in the following costs necessary to support business growth: (i) sales and marketing personnel related expenses ($0.5) million, (ii) overhead personnel ($0.5 million) and, (iii) stock based compensation ($0.2) million. We anticipate that general and administrative expenses will increase both in terms of absolute dollars and as a percentage of sales in the future, as FOX incurs additional expenses associated with being a public company.

Fees to manager

Effective August 13, 2013, FOX terminated the Management Services Agreement with our Manager. Annual management fees totaling $0.5 million were previously paid quarterly in arrears and other than paying approximately $0.1 million for the accrued but unpaid amount for the quarter during which the IPO closed, no separate termination fee was due under this agreement when it was terminated.

Income from operations

Income from operations for the three months ended September 30, 2013 increased approximately $3.8 million to $14.8 million compared to the corresponding period in 2012 principally as a result of the increase in net sales, offset in part by increases in selling, general and administrative expenses, and other factors, as described above.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Net sales

Net sales for the nine months ended September 30, 2013 increased approximately $28.2 million, or 15.7%, compared to the corresponding period in 2012. Net sales of mountain bikes and powered vehicles product increased 14.4% and 18.6%, respectively, during the nine months ended September 30, 2013 compared to the same period in 2012. Sales growth was primarily driven by sales to OEMs, which increased $23.3 million to $166.8 million during the nine months ended September 30, 2013 compared to $143.5 million for the same period in 2012. The increase in net sales to OEMs is largely driven by increased specification, or spec, with our customers. The remaining increase in sales reflects increased sales to Aftermarket customers in the nine months ended September 30, 2013 compared to the same period in 2012. The increase in sales to Aftermarket customers is due to higher end user demand for our products.

Cost of sales

Cost of sales for the nine months ended September 30, 2013 increased approximately $16.5 million, or 12.7%, compared to the corresponding period in 2012. The increase in cost of sales is primarily due to increased net sales. Gross profit as a percentage of net sales was approximately 29.6% for the nine months ended September 30, 2013 compared to 27.7% for the same period in 2012. The increase in gross profit as a percentage of sales is primarily the result of savings from cost initiatives designed to improve operating efficiencies realized in the 2013 period and additional warranty reserves recorded during the nine months ended September 30, 2012 in connection with upgrading certain suspension product dampers.

Selling, general and administrative expense

Selling, general and administrative expense for the nine months ended September 30, 2013 increased $2.9 million to approximately $26.1 million or 12.6% of net sales, compared to $23.2 million or 12.9% of net sales for the same period of 2012. This increase is principally the result of increases in the following costs, necessary to support business growth: (i) sales and marketing personnel related expenses ($1.1 million), and (ii) overhead personnel ($1.3 million). We anticipate that general and administrative expenses will increase both in terms of absolute dollars and as a percentage of sales in the future, as FOX incurs additional expenses associated with being a public company.

Fees to manager

Effective August 13, 2013 FOX terminated its Management Services Agreement with our Manager. Annual management fees totaling $0.5 million were previously paid quarterly in arrears and other than paying approximately $0.1 million for the accrued but unpaid amount for the quarter during which the IPO closed, no separate termination fee was due under this agreement when it was terminated.

Income from operations

Income from operations for the nine months ended September 30, 2013 increased approximately $8.8 million to $31.0 million compared to the corresponding period in 2012 as a result of the increase in net sales, offset in part by increases in selling, general and administrative expenses, and other factors, as described above.

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

Results of Operations

The table below summarizes the results of operations for Liberty Safe for the three and nine months ended September 30, 2013 and the three and nine months ended September 30, 2012.

	Three months ended		Nine months ended
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales	$35,242	$23,385	$96,828	$67,000
Cost of sales	26,496	17,109	72,590	49,921

Gross profit	8,746	6,276	24,238	17,079
Selling, general and administrative expense	3,442	2,870	10,323	8,682
Fees to manager	125	125	375	375
Amortization of intangibles	955	1,230	3,141	3,754

Income from operations	$4,224	$2,051	$10,400	$4,268

Three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Net sales

Net sales for the three months ended September 30, 2013 increased approximately $11.9 million or 50.7% compared to the corresponding period in 2012. Non-Dealer sales were approximately $21.5 million in the three months ended September 30, 2013 compared to $12.6 million for the same period in 2012 representing an increase of $8.9 million or 71.2%. Dealer sales totaled approximately $13.7 million in the three months ended September 30, 2013 compared to $10.8 million in the same period in 2012, representing an increase of $2.9 million or 26.9%. The increase in Non-Dealer sales is due in large part to increased sales to Liberty’s two largest Non-Dealer accounts in connection with their expansion of new stores. Liberty is the sole provider of safes to these two accounts. In addition, the significant increase in net sales at both the Dealer and Non-Dealer level during the three months ended September 30, 2013 is also the result of (i) strong demand for Liberty branded product by many gun owners due to increased gun and ammunition sales resulting from expected challenges by Federal and state government to the second amendment, (ii) increased availability of import safes and safes manufactured in-house, on Liberty’s new production line and (iii) Non-Dealer price increases.

Cost of sales

Cost of sales for the three months ended September 30, 2013 increased approximately $9.4 million compared to the same period in 2012. This increase is primarily due to the increase in net sales. Gross profit as a percentage of net sales was approximately 24.8% and 26.8% of net sales for the quarters ended September 30, 2013 and September 30, 2012, respectively. The decrease in gross profit as a percentage of sales during the three-months ended September 30, 2013 compared to the same period in 2012 is principally attributable to unfavorable manufacturing labor and overhead spending variances experienced during the current quarter resulting from pressure to keep pace with demand, offset in part by Non-Dealer price increases.

Selling, general and administrative expense

Selling, general and administrative expense for the quarter ended September 30, 2013, increased approximately $0.6 million compared to the same period in 2012. This increase is principally the result of increases in the following costs: (i) commission related to the increase in sales, and compensation expense ($0.4 million), and (ii) co-op advertising and national advertising ($0.2 million).

Income from operations

Income from operations increased $2.2 million during the three-months ended September 30, 2013 compared to the same period in 2012, due principally to the increase in net sales and other factors, as described above.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Net sales

Net sales for the nine months ended September 30, 2013 increased approximately $29.8 million or 44.5% compared to the same period in 2012. Non-Dealer sales were approximately $58.1 million in the nine months ended September 30, 2013 compared to $38.3 million for the nine months ended September 30, 2012, representing an increase of $19.8 million or

51.9%. Dealer sales totaled approximately $38.7 million in the nine months ended September 30, 2013 compared to $28.7 million in the same period in 2012, representing an increase of $10.0 million or 34.7%. The increase in Non-Dealer sales in the nine months ended September 30, 2013 is due in large part to increased sales to Liberty’s two largest Non-Dealer accounts in connection with their expansion of new stores. Liberty is the sole provider of safes to these two accounts. In addition, the significant increase in net sales at both the Dealer and Non-Dealer level is the result of (i) strong demand for Liberty branded product by many gun owners due to increased gun and ammunition sales resulting from expected challenges by Federal and state government to the second amendment, (ii) increased availability of import safes and safes manufactured in-house, on Liberty’s new production line and (iii) Non-Dealer price increases.

Cost of sales

Cost of sales for the nine months ended September 30, 2013 increased approximately $22.7 million compared to the same period in 2012. This increase is primarily due to the increase in net sales. Gross profit as a percentage of net sales totaled approximately 25.0% and 25.5% of net sales for each of the nine month periods ended September 30, 2013 and September 30, 2012, respectively. The decrease in gross profit as a percentage of sales during the nine-months ended September 30, 2013 compared to the same period in 2012 is principally attributable to increased sales of import safes that carry a lower margin and unfavorable manufacturing labor and overhead spending variances experienced during 2013 resulting from pressure to keep pace with demand, offset in part by Non-Dealer price increases enacted during the first quarter of 2013 and a favorable product sales mix.

Selling, general and administrative expense

Selling, general and administrative expense for the nine months ended September 30, 2013, increased approximately $1.6 million compared to the same period in 2012. This increase is principally the result of increases in the following costs: (i) commission for the increase in sales, and compensation expense ($0.7 million), (ii) co-op advertising and national advertising ($0.8 million), and (iii) other miscellaneous costs ($0.1 million), including depreciation, travel, legal, and other costs.

Income from operations

Income from operations increased $6.1 million during the nine-months ended September 30, 2013 compared to the same period in 2012, principally as a result of the significant increase in net sales, offset in part by other factors, as described above.

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

Results of Operations

The table below summarizes the income from operations data for Tridien for the three and nine month periods ended September 30, 2013 and September 30, 2012.

	Three months ended		Nine months ended
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales	$15,690	$14,858	$45,862	$42,586
Cost of sales	12,342	11,092	35,698	31,793

Gross profit	3,348	3,766	10,164	10,793
Selling, general and administrative expense	2,372	2,222	6,893	6,497
Fees to manager	88	88	263	263
Amortization of intangibles	311	326	940	979
Impairment expense	—	—	900	—

Income from operations	$577	$1,130	$1,168	$3,054

Three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Net sales

Net sales for the three months ended September 30, 2013 were approximately $15.7 million compared to approximately $14.9 million for the same period in 2012, an increase of $0.8 million or 5.6%. Sales of non-powered products (including patient positioning devices) totaled $12.3 million during the three months ended September 30, 2013 representing an increase of $0.4 million compared to the same period in 2012. Sales of powered products totaled $3.4 million during the three months ended September 30, 2013 representing an increase of $0.4 million compared to the same period in 2012. These increases were driven primarily by new product sales of $1.2 million during the quarter and were offset in part by price concessions and reduced volume from a large customer who experienced the loss of a contract program supplied by Tridien (non-powered product) that represents approximately $3.0 million in annual revenue for Tridien.

Cost of sales

Cost of sales increased approximately $1.3 million for the three months ended September 30, 2013 compared to the same period in 2012. Gross profit as a percentage of sales was 21.3% for the three months ended September 30, 2013 compared to 25.3% in the corresponding period in 2012. The decrease in gross profit as a percentage of sales of 4.0% is the result of: (i) increased warranty costs, (ii) an unfavorable product sales mix and (iii) price concessions granted to major customers during the three months ended September 30, 2013 compared to the same period in 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses for the each of three months ended September 30, 2013 and 2012 was approximately $2.4 million and $2.2 million, respectively. The increase of $0.2 million reflects increased research and development expenditures.

Income from operations

Income from operations decreased approximately $0.6 million to for the three months ended September 30, 2013 compared to the same period in 2012 based on those factors described above.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Net sales

Net sales for the nine months ended September 30, 2013, were approximately $45.9 million compared to approximately $42.6 million for the same period in 2012, an increase of $3.3 million or 7.7%. Sales of non-powered products (including patient positioning devices) totaled $36.5 million during the nine months ended September 30, 2013 representing an increase of $1.7 million compared to the same period in 2012. Sales of powered products totaled $9.4 million during the nine months ended September 30, 2013 representing an increase of $1.5 million compared to the same period in 2012. These increases were driven primarily by $3.8 million of new product sales combined with higher capital purchases from other customers during the period, offset in part by price concessions and reduced volume from a large customer who purchased higher than demand in the first quarter of 2013 and who also experienced the loss of a contract program that represented approximately $3.0 million in annual revenue for Tridien.

Cost of sales

Cost of sales increased approximately $3.9 million for the nine months ended September 30, 2013 compared to the same period in 2012. Gross profit as a percentage of sales was 22.2% for the nine months ended September 30, 2013 compared to 25.3% in the corresponding period in 2012. The decrease in gross profit as a percentage of sales totaling 3.1% was primarily due to: (i) operational inefficiencies resulting from ramping up for new product releases, (ii) increased warranty costs, (iii) an unfavorable product sales mix and (iv) price concessions granted to major customers during the nine months ended September 30, 2013 compared to the same period in 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2013 increased $0.4 million to $6.9 million compared to the same period in 2012, principally as a result of increased research and development spending for products expected to launch in 2014.

Impairment expense

During the second quarter of 2013, one of Tridien’s largest customers lost a large contract program that was being serviced substantially with Tridien product. The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived asset impairment analysis. The result of these analyses supported the carrying value of goodwill but indicated that sales of product, reliant on trade names, could not fully support the carrying value of Tridien’s trade names. As such we wrote down the value of the trade names by $0.9 million to a carrying value of approximately $0.6 million.

Income from operations

Income from operations decreased approximately $1.9 million to $1.2 million for the nine months ended September 30, 2013 compared to $3.1 million in the same period in 2012 based on those factors described above, particularly the impairment expense.

Liquidity and Capital Resources

For the nine months ended September 30, 2013, on a consolidated basis, cash flows provided by operating activities totaled approximately $54.0 million, which represents a $32.7 million increase in cash provided by operations when compared to the nine months ended September 30, 2012. This increase is the result of (i) a decrease in capital investment during 2013 associated with the build-up of inventories ($5.8 million); (ii) the additional payment of the supplemental put obligation during the nine months ended September 30, 2012, compared to 2013 ($8.1 million); and (iii) the increase in net income from our businesses during the nine months ended September 30, 2013 compared to 2012 ($16.2 million).

For the nine months ended September 30, 2013, on a consolidated basis, cash flows provided by investing activities totaled approximately $72.1 million, which reflects the net proceeds from the sale of subsidiary stock (FOX) ($80.9 million), sale leaseback proceeds at Advanced Circuits ($4.4 million), offset in part by capital expenditures ($14.7 million).

For the nine months ended September 30, 2012, on a consolidated basis, cash flows used in investing activities totaled approximately $77.8 million, which reflects the acquisition of Arnold Magnetics ($124.1 million), further investment in existing portfolio companies ($16.3 million) and capital expenditures ($9.7 million) offset in part by proceeds from the sale of Halo ($66.5 million), and Staffmark ($5.0 million).

For the nine months ended September 30, 2013, on a consolidated basis, cash flows provided by financing activities totaled approximately $6.5 million, principally reflecting net proceeds from the sale of IPO stock at the subsidiary level ($36.1 million), net borrowings in connection with the increase of our Term Loan ($28.4 million), offset in part by our quarterly shareholder distribution ($52.2 million), and non-controlling shareholder distributions at Tridien ($3.1 million).

For the nine months ended September 30, 2012, on a consolidated basis, cash flows used in financing activities totaled approximately $55.8 million, principally reflecting distributions paid to shareholders of CODI during the year ($52.2 million) and non-controlling shareholders ($16.3 million), the cost of redemption of preferred stock and accumulated interest at Camelback ($48.0 million) offset in part by net borrowings on our Credit Facility ($46.6 million) and the sale of stock to non-controlling shareholders ($11.8 million).

At September 30, 2013, we had approximately $151.2 million of cash and cash equivalents on hand. A portion of our cash is invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.

As of September 30, 2013, we had the following outstanding loans due from each of our businesses:

•	Advanced Circuits — $89.8 million;

•	American Furniture — $16.6 million;

•	Arnold Magnetics — $77.5 million;

•	CamelBak — $114.9 million;

•	Ergobaby — $44.1 million;

•	FOX — $0 million (facility terminated)

•	Liberty — $42.0 million; and

•	Tridien — $15.7 million.

Each loan to our businesses has a scheduled maturity date and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity. We are required to fund, in the form of an additional equity investment in American Furniture, any shortfall in the difference between Adjusted EBITDA and Fixed Charges as defined in American Furniture’s credit agreement with us. Per the Maintenance Agreement the shortfall that we are required to fund, American Furniture is in turn required to pay down on its term debt with us. The amount of the shortfall at September 30, 2013 is approximately $0.4 million.

Our primary source of cash is from the receipt of interest and principal on the outstanding loans to our businesses. Accordingly, we are dependent upon the earnings of and cash flow from these businesses, which are available for (i) operating expenses; (ii) payment of principal and interest under our Credit Facility; (iii) payments to CGM due pursuant to the Management Services Agreement, and the LLC Agreement; (iv) cash distributions to our shareholders; and

(v) investments in future acquisitions. Payments made under (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures.

Supplemental Put Agreement Termination

On July 1, 2013, the Company and the Manager amended the MSA to provide for certain modifications related to the Manager’s registration as an investment adviser under the Investment Advisers Act of 1940 (“Advisor’s Act”), as amended. In connection with the amendment resulting from the Manager’s registration as an investment adviser under the Adviser’s Act, the Company and the Manager agreed to terminate the Supplemental Put Agreement, which had the effect of eliminating the Manager’s right to require the Company to purchase the Allocation Interests upon termination of the MSA. Pursuant to the MSA, as amended, the Manager will continue to manage the day-to-day operations and affairs of the Company, oversee the management and operations of the Company’s businesses, perform certain other services for the Company and receive management fees, and the holders of the Allocation Interests will continue to receive the profit allocation upon the occurrence of a Sale Event or a Holding Event.

As a result of the termination of the Supplemental Put Agreement, the Company has derecognized the supplemental put liability associated with the Manager’s put right, reversing the entire $61.3 million liability at June 30, 2013 through supplemental put expense on the condensed consolidated statement of operations during the three months ended September 30, 2013. The Company will record future Holding Events and Sale Events as dividends declared on Allocations Interests to stockholders’ equity when they are approved by the Company’s board of directors. As a result of the initial public offering of FOX Factory Holding Corp. (“FOX IPO”), the Company’s board of directors approved and declared on October 30, 2013 a profit allocation payment totaling $16.0 million to be made to holders of Allocation Interests in November of 2013.

We believe that we currently have sufficient liquidity and resources to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our Board of Directors, over the next twelve months. The quarterly distribution for the three months ended September 30, 2013 was paid on October 30, 2013 and was $17.4 million.

Our Credit Facility provides for the Revolving Credit Facility totaling $320 million which matures in April 2017 and a Term Loan Facility totaling approximately $280 million, which matures in October 2017.

The Term Loan Facility requires quarterly payments of $0.7 million which commenced March 31, 2012, with a final payment of the outstanding principal balance due in October 2017.

On April 3, 2013, we exercised an option to increase the Term Loan Facility by $30 million. In connection with the increase, we amended the pricing of the Credit Facility wherein borrowings under the Term Loan Facility now bear interest at LIBOR plus 4.0% with a LIBOR floor of 1.0% and borrowings under the Revolving Credit Facility now bear interest at LIBOR plus 1.5%—2.0%. In addition, the amendment provided for a reduction in commitment fees on revolving loan availability to 0.75% and extended the maturity date on the Revolving Credit Facility to April 2017. All other material terms of the Credit Facility remain unchanged. We incurred fees and expenses of approximately $1.9 million in connection with this Amendment.

On August 6, 2013, we exercised an option to increase our Revolving Credit Facility by $30 million to a total of $320 million, subject to borrowing base restrictions.

At September 30, 2013, we had no outstanding borrowings under the Revolving Credit Facility.

We had approximately $318.4 million in borrowing base availability under this facility at September 30, 2013. Letters of credit totaling $1.6 million were outstanding at September 30, 2013. We currently have no exposure to failed financial institutions.

The following table reflects required and actual financial ratios as of September 30, 2013 included as part of the affirmative covenants in our Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	2.55:1.0
Total Debt to EBITDA Ratio	less than or equal to 3.5:1.0	1.29:1.0

We intend to use the availability under our Credit Facility and cash on hand to pursue acquisitions of additional businesses, to fund distributions and to provide for other working capital needs. We have considered the impact of recent market instability and credit availability in assessing the adequacy of our liquidity and capital resources.

The Credit Facility requires us to hedge the interest exposure on fifty percent of outstanding debt under the Term Loan Facility. We entered into the following derivative transactions on October 31, 2011:

•	On October 31, 2011, we purchased a two-year interest rate cap (“Cap”) with a notional amount of $200 million effective December 31, 2011 through December 31, 2013. The agreement caps three-month LIBOR at 2.5% in exchange for a fixed payment of $0.3 million. At September 30, 2013, this Cap had a fair value of $0.0 million.

•	On October 31, 2011, we purchased a three-year interest rate swap (“Swap”) with a notional amount of $200 million effective January 1, 2014 through December 31, 2016. The agreement requires us to pay interest on the notional amount at the rate of 2.49% in exchange for the three-month LIBOR rate, with a floor of 1.5%. At September 30, 2013, this Swap had a fair value of negative $4.0 million and is reflected as a component of other non-current liabilities ($2.5 million) with the remaining balance included as a component of current liabilities.

On August 7, 2013, FOX entered into a $60 million revolving credit facility with SunTrust Bank and other lenders (the “FOX Credit Facility”). The FOX Credit Facility expires on August 7, 2018 and provides a revolving loan facility of $60 million which includes up to $10 million in letters of credit and up to $5 million in swingline loans. The facility is secured by substantially all of FOX’s tangible and intangible personal property. Advances under the FOX Credit Facility bear interest at either the LIBOR or the Prime Rate, plus an applicable margin ranging from 0.50% to 1.50% based upon the Consolidated Net Leverage Ratio. At September 30, 2013, the interest rate on outstanding amounts under the facility was 2.13%. In addition to interest on amounts borrowed under the FOX Credit Facility, FOX will pay a quarterly commitment fee on the unused portion of the commitment as defined in the FOX Credit Facility, which can range from 0.20% to 0.30% based on its Consolidated Net Leverage Ratio. FOX paid approximately $0.8 million in fees upon entering into the FOX Credit Facility. FOX is subject to certain customary affirmative and restrictive covenants arising under the FOX Credit Facility. In addition, FOX is required to maintain certain financial covenants, including a Leverage Ratio and a Fixed Charge Coverage Ratio. FOX was in compliance with applicable covenants as of September 30, 2013.

On August 13, 2013 FOX completed an initial public offering of its common stock pursuant to a registration statement on Form S-1. FOX sold 2,857,143 shares and certain of its shareholders sold 7,000,000 shares (including 5,800,238 shares held by us) at an initial offering price of $15.00 per share. FOX trades on the NASDAQ stock market under the ticker “FOXF”. We received approximately $80.9 million in net proceeds from the sale of our FOX shares. FOX used a portion of their net proceeds received from the sale of their shares as well as proceeds from a new credit facility with a third party lender to repay $61.5 million in outstanding indebtedness to us under their existing credit facility with the us.

As a result of the IPO we currently own approximately 53.9% of the outstanding shares of FOX.

On May 30, 2013, Advanced Circuits entered into a sale leaseback transaction for a 50,664 square foot office and manufacturing facility, land, and machinery and equipment located in Aurora CO. The net proceeds from the sale were approximately $4.4 million, paid at closing. The initial lease term is for 13.5 years with automatic ten year renewals. Rent is approximately $0.4 million per year, subject to Consumer Price Index increases.

Interest Expense

We incurred interest expense totaling $14.6 million for the nine months ended September 30, 2013 compared to $18.8 million for the same period in 2012. The components of interest expense are as follows (in thousands):

	Nine months ended September 30,
	2013	2012
Interest on credit facilities	$11,922	$13,375
Unused fee on revolving credit facility	1,738	1,984
Amortization of original issue discount	949	1,095
Unrealized (gains) losses on interest rate derivatives	(21)	2,108
Amortization of interest rate cap	—	165
Letter of credit fees	42	54
Other	10	23

Interest expense	$14,640	$18,804

Average daily balance of debt outstanding	$294,107	$270,886

Effective interest rate	6.6%	9.3%

Income Taxes

We incurred income tax expense of $18.7 million with an annual effective tax rate of 18.2% in the first nine months of 2013 compared to $17.1 million with an effective tax rate of 60.5% during the same period in 2012. The reversal of the supplemental put obligation in 2013 is not taxable as it was incurred at the LLC level. In addition, other gains and losses incurred at the Company, which is an LLC, are not tax deductible as those costs are passed through to the shareholders. During 2012 a portion of the acquisition costs expensed in the nine months ended September 30, 2012 in connection with the Arnold acquisition were not tax deductible. The components of income tax expense as a percentage of income from continuing operations before income taxes for the nine months ended September 30, 2013 and 2012 are as follows:

	Nine months ended September 30,
	2013	2012
United States Federal Statutory Rate	35.0%	35.0%
Foreign and State income taxes (net of Federal benefits)	1.8	9.0
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders	0.5	9.4
Effect of supplemental put expense (reversal)	(15.7)	7.9
Impact of subsidiary employee stock options	0.3	(2.0)
Domestic production activities deduction	(1.4)	(2.9)
Non-deductible acquisition costs	—	3.1
Non-recognition of NOL carryforwards at subsidiaries	0.1	3.5
Other	(2.4)	(2.5)

Effective income tax rate	18.2%	60.5%

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

Adjusted EBITDA – Is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by: (i) non-controlling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting , due diligences, etc.) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805;(iii) increases or decreases in supplemental put charges, which reflect the estimated potential liability due to our manager that requires us to acquire their Allocation Interests in the Company at a price based on a percentage of the fair value in our businesses over their original basis plus a hurdle rate. Essentially, when the fair value of our businesses increases we will incur additional supplemental put charges and vice versa when the fair value of our businesses decreases; (iv) management fees, which reflect fees due quarterly to our manager in connection with our Management Services Agreement (“MSA”); (v) impairment charges, which reflect write downs to goodwill or other intangible assets and (vi) gains or losses recorded in connection with the sale of fixed assets.

We believe that EBITDA and Adjusted EBITDA provide useful information to investors and reflect important financial measures as they exclude the effects of items which reflect the impact of long-term investment decisions, rather than the performance of near term operations. When compared to net income (loss) these financial measures are limited in that they do not reflect the periodic costs of certain capital assets used in generating revenues of our businesses or the non-cash charges associated with impairments. This presentation also allows investors to view the performance of our businesses in a manner similar to the methods used by us and the management of our businesses, provides additional insight into our operating results and provides a measure for evaluating targeted businesses for acquisition.

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

The following table reconciles EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA

Nine months ended September 30, 2013

	Consolidated	Corporate	Advanced Circuits	American Furniture	Arnold Magnetics	CamelBak	Ergobaby	Fox	Liberty	Tridien	Consolidated
Net income (loss)	$83,878	$44,487	$7,102	$(1,179)	$1,700	$4,694	$2,747	$19,195	$4,833	$299	$83,878
Adjusted for:
Provision (benefit) for income taxes	18,688	(75)	4,578	—	(136)	2,649	1,736	7,834	2,153	(51)	18,688
Interest expense, net	14,605	14,501	(1)	—	11	(8)	2	100	—	—	14,605
Intercompany interest	—	(31,724)	5,699	1,287	5,596	8,588	4,286	2,179	3,232	857	—
Depreciation and amortization	36,200	(1,615)	4,070	235	6,354	10,142	2,989	7,433	4,878	1,714	36,200
Loss on debt exchange	1,785	1,785	—	—	—	—	—	—	—	—	1,785

EBITDA	155,156	27,359	21,448	343	13,525	26,065	11,760	36,741	15,096	2,819	155,156
(Gain) loss on sale of fixed assets	30	—	(18)	(19)	21	14	23	(7)	—	16	30
Non-controlling shareholder compensation	3,367	—	18	—	108	709	499	1,675	290	68	3,367
Impairment charges	900	—	—	—	—	—	—	—	—	900	900
Supplemental put expense (reversal)	(45,995)	(45,995)	—	—	—	—	—	—	—	—	(45,995)
Management fees	13,642	11,196	375	—	375	375	375	308	375	263	13,642

Adjusted EBITDA	$127,100	$(7,440)	$21,823	$324	$14,029	$27,163	$12,657	$38,717	$15,761	$4,066	$127,100

Adjusted EBITDA
Nine months ended September 30, 2012

	Consolidated	Corporate	Advanced Circuits	American Furniture	Arnold Magnetics	CamelBak	Ergobaby	Fox	Liberty	Tridien	Consolidated
Net income (loss)	$9,546	$(15,687)	$9,410	$(2,413)	$(4,605)	$6,159	$1,668	$12,425	$477	$2,112	$9,546
Adjusted for:
Provision (benefit) for income taxes	17,119	(65)	4,869	—	(1,779)	4,678	1,178	7,130	247	861	17,119
Interest expense, net	18,753	18,705	(1)	6	(4)	11	25	11	—	—	18,753
Intercompany interest	—	(29,289)	3,778	1,219	4,389	9,932	4,765	1,815	3,336	55	—
Depreciation and amortization	38,108	(501)	3,990	221	7,667	10,236	3,466	5,789	5,463	1,777	38,108
Loss on debt exchange	856	856	—	—	—	—	—	—	—	—	856

EBITDA	84,382	(25,981)	22,046	(967)	5,668	31,016	11,102	27,170	9,523	4,805	84,382
Loss from discontinued operations	1,632	1,632	—	—	—	—	—	—	—	—	1,632
(Gain) loss on sale of fixed assets	281	—	—	48	2	—	—	250	(19)	—	281
Non-controlling shareholder compensation	3,250	—	18	163	35	682	333	1,733	218	68	3,250
Acquisition expenses	5,211	368	366	—	4,477	—	—	—	—	—	5,211
Supplemental put expense	6,391	6,391	—	—	—	—	—	—	—	—	6,391
Management fees	13,294	10,906	375	—	250	375	375	375	375	263	13,294

Adjusted EBITDA (a)(b)	$114,441	$(6,684)	$22,805	$(756)	$10,432	$32,073	$11,810	$29,528	$10,097	$5,136	$114,441

(a)	As a result of the sale of our HALO subsidiary in May 2012, Adjusted EBITDA does not include EBITDA from HALO for the period of January 1, 2012 through April 30, 2012 of $2.2 million.
(b)	Adjusted EBITDA at our Arnold Magnetic subsidiary reflects results of operations from our acquisition date of March 5, 2012 through September 30, 2012.

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

(in thousands)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net income	$83,878	$9,546
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	34,670	37,873
Impairment expense	900	—
Supplemental put expense (reversal)	(45,995)	6,391
Amortization of debt issuance costs and original issue discount	2,489	2,421
Noncontrolling stockholders charges	3,367	3,250
Loss on debt extinguishment	1,785	856
Unrealized loss on interest rate and foreign currency hedges	68	2,108
Deferred taxes	(2,121)	(2,315)
Other	189	1,399
Changes in operating assets and liabilities	(25,191)	(40,149)

Net cash provided by operating activities	54,039	21,380
Plus:
Unused fee on revolving credit facility (1)	1,738	1,984
Successful acquisition expense (2)	—	5,211
HALO sale-related expenses (3)	—	1,976
Changes in operating assets and liabilities	25,191	40,149
Other	—	—
Less:
Other	—	597
Maintenance capital expenditures: (4)
Compass Group Diversified Holdings LLC	—	—
Advanced Circuits	2,638	470
American Furniture	269	(157)
Arnold	1,902	1,368
CamelBak	709	654
Ergobaby	1,067	463
Fox	2,486	3,252
Halo (divested May 2012)	—	320
Liberty	529	286
Tridien	357	620
FOX CAD: (5)	7,344	—

Estimated cash flow available for distribution and reinvestment	$63,667	$62,827

Distribution paid in April 2013/2012	$(17,388)	$(17,388)
Distribution paid in July 2013/2012	(17,388)	(17,388)
Distribution paid in October 2013/2012	(17,388)	(17,388)

	$(52,164)	$(52,164)

(1)	Represents the commitment fees on the unused portion of our Revolving Credit Facility.
(2)	Represents successful acquisition transaction costs.
(3)	Represents transaction costs incurred related to the sale of HALO.
(4)	Represents maintenance capital expenditures that were funded from operating cash flow and excludes growth capital expenditures of approximately $4.7 million and $2.1 million incurred during the nine months ended September 30, 2013 and 2012, respectively.
(5)	Represents FOX CAD subsequent to IPO date. Includes approximately $10.2 million of EBITDA, less: $2.3 million of cash taxes, $0.3 million of management fees and $0.3 million of maintenance capital expenditures.

Cash flows of certain of our businesses are seasonal in nature. Cash flows from American Furniture are typically highest in the months of January through April coinciding with income tax refunds. Revenue and earnings from FOX are typically highest in the third quarter, coinciding with the delivery of product for the new bike year. Earnings from Liberty are typically lowest in the third quarter due to lower demand for safes at the onset of summer. Earnings from CamelBak are typically higher in the spring and summer months as this corresponds with warmer weather in the Northern Hemisphere and an increase in hydration related activities.

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

FOX IPO

On August 13, 2013 FOX completed an initial public offering of its common stock pursuant to a registration statement on Form S-1. In the FOX IPO, FOX sold 2,857,143 shares and certain of its shareholders sold 7,000,000 shares (including 5,800,238 shares held by CODI) at an initial offering price of $15.00 per share. FOX trades on the NASDAQ stock market under the ticker “FOXF”. We received approximately $80.9 million in net proceeds from the sale of our FOX shares. Fox used a portion of their net proceeds received from the sale of their shares as well as proceeds from a new credit facility with a third party lender to repay $61.5 million in outstanding indebtedness to us under their existing credit facility with the us.

As a result of the IPO, we currently own approximately 53.9% of the outstanding shares of FOX common stock.

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

The table below summarizes the payment schedule of our contractual obligations at September 30, 2013 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$371,332	18,999	37,570	314,763	—
Operating lease obligations (b)	83,671	12,596	23,637	14,588	32,850
Purchase obligations (c) (d)	240,991	165,429	38,712	36,850	—

Total	$695,994	$197,024	$99,919	$366,201	$32,850

(a)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Term Loan Facility.
(b)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.
(c)	Reflects non-cancelable commitments as of September 30, 2013, including: (i) shareholder distributions of $69.6 million; (ii) management fees of $18.0 million per year over the next five years, and (iii) other obligations including amounts due under employment agreements. Distributions to our shareholders are approved by our Board of Directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.
(d)	The purchase obligations do not reflect the potential payment of a profit allocation to the holders of the Allocation Interests based on potential gains on the sale of each of our businesses (“Sale Event”). We have no basis upon which to determine a date in the future, if any, that the gain on sale portion will be paid. The holders of the Allocation Interests may also elect to receive positive contribution-based profit allocation payments for each of our businesses during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (“Holding Event”).

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

Supplemental Put Agreement

Supplemental Put Agreement Termination

In connection with the Management Service Agreement (“MSA”), we entered into a Supplemental Put Agreement with the Manager at the time of our Initial Public Offering. Pursuant to the Supplemental Put Agreement, the Manager had the right to cause us to purchase the Allocation Interests then owned by the Manager upon termination of the MSA for a price to be determined in accordance with the Supplemental Put Agreement. The Allocation Interests entitle the holders to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The distributions of profit allocation will be paid only upon the occurrence of the sale of a material amount of capital stock or assets of one of our businesses (“Sale Event”) or, at the option of the Manager, at each five year anniversary date of the acquisition of our businesses (“Holding Event”). We historically recorded the Supplemental Put obligation at the fair value of the profit allocation amount. This amount has been determined using a model that multiplies the trailing twelve-month EBITDA for each business unit by an estimated enterprise value multiple to determine an estimated selling price of the business unit. This amount represented our obligation to physically settle the purchase of the Allocation Interest at the option of the Manager upon the termination of the MSA. We recorded increases or decreases in the obligation under the Supplemental Put obligation through the consolidated statement of operations.

On July 1, 2013, the Company and the Manager amended the MSA to provide for certain modifications related to the Manager’s registration as an investment adviser under the Investment Advisers Act of 1940 (“Advisor’s Act”), as amended. In connection with the amendment resulting from the Manager’s registration as an investment adviser under the Adviser’s Act, the Company and the Manager agreed to terminate the Supplemental Put Agreement, which had the effect of eliminating the Manager’s right to require the Company to purchase the Allocation Interests upon termination of the MSA. Pursuant to the MSA, as amended, the Manager will continue to manage the day-to-day operations and affairs of the Company, oversee the management and operations of the Company’s businesses, perform certain other services for the Company and receive management fees, and the holders of the Allocation Interests will continue to receive the profit allocation upon the occurrence of a Sale Event or a Holding Event.

As a result of the termination of the Supplemental Put Agreement, the Company has derecognized the supplemental put liability associated with the Manager’s put right, reversing the entire $61.3 million liability at June 30, 2013 through supplemental put expense on the condensed consolidated statement of operations during the three months ended September 30, 2013. The Company will record future Holding Events and Sale Events as dividends declared on Allocations Interests to stockholders’ equity when they are approved by the Company’s board of directors. As a result of the initial public offering of Fox Factory Holding Corp. (“FOX IPO”), the Company’s board of directors approved and declared on October 30, 2013 a profit allocation payment totaling $16.0 million to be made to holders of Allocation Interests in November of 2013.

Accounting Standards Codification (“ASC”) 260, Earnings per Share, requires companies to allocate participating securities that have rights to earnings that otherwise would have been available only to common shareholders, and that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. We have granted Allocation Interests that contain participating rights to receive profit allocations upon certain events. The participating rights of the Allocation Interests are limited to these events, and until declaration of a distribution subsequent to the occurrence of one of these events, there is no allocation to the Allocation Interests. Such grants are considered participating securities under ASC 260. As such, we are required to include these grants in the calculation of our basic earnings per share and calculate basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.

Basic earnings per share is computed utilizing the two-class method and is calculated based on the weighted-average number of common shares outstanding during the periods presented.

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

At March 31, 2013, we elected to use the qualitative assessment alternative (step 0) to test goodwill for impairment for each of the RU that maintain a goodwill carrying value with the exception of Arnold which required further quantitative testing (step 1), in that we could not conclude that the fair value of the RU exceed their carrying value based on qualitative factors alone. As of March 31, 2013, we concluded that the estimated fair value of each of our RU subject to the qualitative assessment exceeded its carrying value. In addition, based on the step 1 quantitative impairment analysis of the three RU’s at Arnold, we concluded that the fair value for each of Arnold’s three RU exceeded its carrying amount.

During the second quarter of 2013, one of Tridien’s largest customers lost a large contract program that was being serviced substantially with Tridien product. The expected lost sales and net income were significant enough to trigger an interim goodwill impairment analysis. The result of the interim goodwill impairment analysis indicated that the implied fair value of goodwill exceeded the carrying value of goodwill ($28.2 million) by approximately 6%. The weighted average cost of capital used in the analysis was 14.5%. A 1% increase in the weighted average cost of capital would require us to impair Tridien’s goodwill balance.

2013 Annual indefinite-lived impairment testing

The Financial Accounting Standards Board issued an accounting Standards Update 2012 (“2012 ASU”) in September 2011 that permits companies to make a qualitative assessment of whether it is more likely than not that an indefinite-live intangible asset, other than goodwill, is impaired. This ASU is effective for fiscal years beginning after December 15, 2012.

The optional qualitative assessment permits an entity to consider events and circumstances that could affect the fair value of the indefinite-lived intangible asset and avoid the quantitative test if the entity is able to support a conclusion that the indefinite-lived intangible asset is not impaired. Our indefinite-lived intangible assets consist of trade names with a carrying value of approximately $132.5 million. At March 31, 2013, we elected to use the qualitative assessment alternative to test our indefinite-lived intangible assets for impairment. As of March 31, 2013, we concluded that the estimated fair value of each of our indefinite lived intangible assets exceeded its carrying value.

During the second quarter of 2013, one of Tridien’s largest customers lost a large contract program that was being serviced substantially with Tridien product. The expected lost sales and net income were significant enough to trigger an interim indefinite-lived asset impairment analysis. The analysis indicated that sales of Tridien product, reliant on trade names could not fully support the carrying value of Tridien’s trade names. As such, we wrote down the value of the trade names by $0.9 million to a carrying value of approximately $0.6 million.

Recent Accounting Pronouncements

Refer to footnote B to our condensed consolidated financial statements.

ITEM 3.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk since December 31, 2012. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Interest on our Term Loan is subject to a LIBOR floor of 125 basis points and three-month LIBOR is currently 24 basis points. As a result, a 100 basis point increase in LIBOR would not have a material impact on our results of operations, cash flows or financial condition as of September 30, 2013.

At September 30, 2013, we have several derivative instruments in the form of forward contracts and options that hedge the value of the Eurodollar. The nominal value of these instruments total approximately $3.1 million. Mark-to-market losses aggregating approximately $0.2 million were recognized during the three months ended September 30, 2013. Mark-to-market gains aggregating approximately $0.04 million were recognized during the nine months ended September 30, 2013.

ITEM 4. — CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, we, Holdings’ Regular Trustees and the Company’s management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”). Based on that evaluation, Holdings’ Regular Trustees and our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2013 and provided reasonable assurance that information required to be disclosed in our periodic Commission filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Date: November 6, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ James J. Bottiglieri
James J. Bottiglieri
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 6, 2013

EXHIBIT INDEX

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