Form 10-K
period 2013-12-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2014-03-11
CIK 1345126, 1345122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-34927

Compass Diversified Holdings

(Exact name of registrant as specified in its charter)

Delaware	57-6218917
(Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Commission File Number: 001-34926

Compass Group Diversified Holdings LLC

(Exact name of registrant as specified in its charter)

Delaware	20-3812051
(Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Sixty One Wilton Road Second Floor Westport, CT	06880
(Address of principal executive offices)	(Zip Code)

(203) 221-1703

(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Shares representing beneficial interests in Compass Diversified Holdings (“trust shares”)	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrants are collectively a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrants are collectively not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrants are collectively a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrants are collectively a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the outstanding shares of trust stock held by non-affiliates of Compass Diversified Holdings at June 30, 2013 was $689,963,270 based on the closing price on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates. There were 48,300,000 shares of trust stock without par value outstanding at February 25, 2014.

Documents Incorporated by Reference

Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2014 Annual Meeting of Stockholders is incorporated by reference into Part III.

NOTE TO READER

In reading this Annual Report on Form 10-K, references to:

•	the “Trust” and “Holdings” refer to Compass Diversified Holdings;

•	“businesses”, “operating segments”, “subsidiaries” and “reporting units” all refer to, collectively, the businesses controlled by the Company;

•	the “Company” refer to Compass Group Diversified Holdings LLC;

•	the “Manager” refer to Compass Group Management LLC (“CGM”);

•	the “initial businesses” refer to, collectively, Staffmark Holdings, Inc., Crosman Acquisition Corporation, Compass AC Holdings, Inc. and Silvue Technologies Group, Inc.;

•	the “2007 acquisitions” refer to, collectively, the acquisitions of Aeroglide Corporation, HALO Branded Solutions and American Furniture Manufacturing;

•	the “2008 acquisitions” refer to, collectively, the acquisitions of Fox Factory Inc. and Staffmark Investment LLC;

•	the “2010 acquisitions” refer to, collectively, the acquisitions of Liberty Safe and Security Products, LLC and Ergobaby Carrier, Inc.;

•	the “2011 acquisition” refer to the acquisition of CamelBak Products, LLC;

•	the “2012 acquisition” refer to the acquisition of Arnold Magnetic Technologies;

•	the “2007 disposition” refer to the sale of Crosman Acquisition Corporation;

•	the “2008 dispositions” refer to, collectively, the sales of Aeroglide Corporation and Silvue Technologies Group, Inc.;

•	the “2011 disposition” refer to the sale of Staffmark Holdings, Inc.;

•	the “2012 disposition” refer to the sale of HALO Branded Solutions.;

•	the “Trust Agreement” refer to the amended and restated Trust Agreement of the Trust dated as of April 25, 2007;

•	the “Prior Credit Agreement” refer to the Credit Agreement with a group of lenders led by Madison Capital, LLC which provided for a “Prior Revolving Credit Facility” and a “Prior Term Loan Facility”;

•	the “Credit Facility” refer to the Credit Facility with a group of lenders led by TD Securities (USA) LLC (“TD Securities”) which provides for a Revolving Credit Facility and a Term Loan Facility;

•	the “Revolving Credit Facility” refer to the $320 million Revolving Credit Facility provided by the Credit Facility that matures in April 2017;

•	the “Term Loan Facility” refer to the $279.8 million Term Loan Facility outstanding as of December 31, 2013, provided by the Credit Facility that matures in October 2017;

•	the “LLC Agreement” refer to the fourth amended and restated operating agreement of the Company dated as of January 1, 2012;

•	“we”, “us” and “our” refer to the Trust, the Company and the businesses together.

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements. We may, in some cases, use words such as “project,” “predict,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” or “may” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•	our ability to successfully operate our businesses on a combined basis, and to effectively integrate and improve any future acquisitions;

•	our ability to remove our Manager and our Manager’s right to resign;

•	our trust and organizational structure, which may limit our ability to meet our dividend and distribution policy;

•	our ability to service and comply with the terms of our indebtedness;

•	our cash flow available for distribution and our ability to make distributions in the future to our shareholders;

•	our ability to pay the management fee, and profit allocation when due;

•	our ability to make and finance future acquisitions;

•	our ability to implement our acquisition and management strategies;

•	the regulatory environment in which our businesses operate;

•	trends in the industries in which our businesses operate;

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

PART I

ITEM 1. BUSINESS

Compass Diversified Holdings, a Delaware statutory trust (“Holdings”, or the “Trust”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company (the “Company”), was also formed on November 18, 2005. The Trust and the Company (collectively “CODI”) were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The Trust is the sole owner of 100% of the Trust Interests, as defined in our LLC Agreement, of the Company. Pursuant to the LLC Agreement, the Trust owns an identical number of Trust Interests in the Company as exist for the number of outstanding shares of the Trust. Accordingly, our shareholders are treated as beneficial owners of Trust Interests in the Company and, as such, are subject to tax under partnership income tax provisions.

The Company is the operating entity with a board of directors whose corporate governance responsibilities are similar to that of a Delaware corporation. The Company’s board of directors oversees the management of the Company and our businesses and the performance of Compass Group Management LLC (“CGM” or our “Manager”). Certain members of our Manager receive a profit allocation as owners of 53.6% of the Allocation Interests in us, as defined in our LLC Agreement.

Overview

We acquire controlling interests in and actively manage businesses that we believe (i) operate in industries with long-term macroeconomic growth opportunities, (ii) have positive and stable cash flows, (iii) face minimal threats of technological or competitive obsolescence and, (iv) have strong management teams largely in place.

Our unique public structure provides investors with an opportunity to participate in the ownership and growth of companies which have historically been owned by private equity firms, wealthy individuals or families. Through the acquisition of a diversified group of businesses with these characteristics, we believe we offer investors an opportunity to diversify their own portfolio risk while participating in the ongoing cash flows of those businesses through the receipt of quarterly distributions.

Our disciplined approach to our target market provides opportunities to methodically purchase attractive businesses at values that are accretive to our shareholders. For sellers of businesses, our unique financial structure allows us to acquire businesses efficiently with little or no third party financing contingencies and, following acquisition, to provide our businesses with substantial access to growth capital.

We believe that private company operators and corporate parents looking to sell their business units may consider us an attractive purchaser because of our ability to:

•	provide ongoing strategic and financial support for their businesses;

•	maintain a long-term outlook as to the ownership of those businesses where such an outlook is required for maximization of our shareholders’ return on investment; and

•	consummate transactions efficiently without being dependent on third-party transaction financing.

In particular, we believe that our outlook on length of ownership and active management on our part may alleviate the concern that many private company operators and parent companies may have with regard to their businesses going through multiple sale processes in a short period of time. We believe this outlook reduces both the risk that businesses may be sold at unfavorable points in the overall market cycle and enhances our ability to develop a comprehensive strategy to grow the earnings and cash flows of each of our businesses, which we expect will better enable us to meet our long-term objective of continuing to pay distributions to our shareholders while increasing shareholder value. Finally, it has been our experience, that our ability to acquire businesses without the cumbersome delays and conditions typical of third party transactional financing is appealing to sellers of businesses who are interested in confidentiality and certainty to close.

We believe our management team’s strong relationships with industry executives, accountants, attorneys, business brokers, commercial and investment bankers, and other potential sources of acquisition opportunities offer us substantial opportunities to assess small to middle market businesses available for acquisition. In addition, the flexibility, creativity, experience and expertise of our management team in structuring transactions allows us to consider non-traditional and complex transactions tailored to fit a specific acquisition target.

In terms of the businesses in which we have a controlling interest as of December 31, 2013, we believe that these businesses have strong management teams, operate in strong markets with defensible market niches and maintain long standing customer relationships. We believe that the strength of this model, which provides for significant industry, customer and geographic diversity, has become even more apparent in the recent challenging economic environment.

2013 Highlights

Debt Re-pricing

On April 3, 2013, we exercised an option to increase our Term Loan Facility by $30 million. Net proceeds from this incremental term loan were used to reduce outstanding loans on our Revolving Credit Facility. In connection with the increase, we amended the pricing of our Credit Facility so that borrowings under the Term Loan Facility now bear interest at LIBOR plus 4.0% with a floor of 1.0% and borrowings under the Revolving Credit Facility now bear interest at LIBOR plus 2.5% - 3.5%. In addition, the amendment provided for a reduction in commitment fees on revolving loan availability to 0.75% and extended the maturity date on our Revolving Credit Facility to April 2017.

On August 6, 2013, we exercised an option under our Credit Facility to expand our Revolving Credit Facility by $30 million, increasing the total amount available under the facility to $320 million subject to borrowing base restrictions. We intend to utilize the incremental borrowing capacity under the Revolving Credit Facility to fund future growth opportunities and provide for working capital and general corporate purposes.

FOX IPO

On August 13, 2013 Fox Factory Holding Corp. (“FOX”) completed an initial public offering of its common stock pursuant to a registration statement on Form S-1 (the “FOX IPO”). In the FOX IPO, FOX sold 2,857,143 shares and certain of its shareholders sold 7,000,000 shares (including 5,800,238 shares held by CODI) at an initial offering price of $15.00 per share. FOX trades on The NASDAQ Stock Market LLC (the “NASDAQ”) stock market under the ticker “FOXF”. We received approximately $80.9 million in net proceeds from the sale of our FOX shares. FOX used a portion of their net proceeds received from the sale of their shares as well as proceeds from a new credit facility with a third party lender to repay $61.5 million in outstanding indebtedness to us under their credit facility.

As a result of the FOX IPO, we currently own approximately 53.9% of the outstanding shares of FOX common stock.

2013 Distributions

For the 2013 fiscal year we declared and paid distributions to our shareholders totaling $1.44 per share.

The following is a brief summary of the businesses in which we own a controlling interest at December 31, 2013:

Branded Products Businesses

CamelBak

CamelBak Products LLC (“CamelBak”), headquartered in Petaluma, California, is a diversified hydration and personal protection platform offering products for outdoor, recreation and military applications. CamelBak offers a broad range of recreational / military hydration packs, reusable water bottles, specialized military gloves and performance accessories. We made loans to, and purchased a controlling interest in, CamelBak on August 24, 2011 for approximately $211.6 million. We currently own 89.9% of the outstanding stock of CamelBak on a primary basis and 79.7% on a fully diluted basis.

Ergobaby

Ergobaby Carrier, Inc. (“Ergobaby”), headquartered in Los Angeles, California, is a premier designer, manufacturer and distributor of wearable baby carriers and related baby wearing products, as well as stroller travel systems and accessories. Ergobaby’s reputation for product innovation, reliability and safety has led to numerous awards and accolades from consumers, industry experts and publications. Ergobaby offers a broad range of wearable baby carriers, stroller travel systems and related products that are sold through more than 450 retailers and web shops in the United States and internationally. We made loans to, and purchased a controlling interest in, Ergobaby on September 16, 2010 for approximately $85.2 million. We currently own 81.0% of the outstanding stock of Ergobaby on a primary basis and 75.0% on a fully diluted basis.

FOX

FOX headquartered in Scotts Valley, California, is a designer, manufacturer and marketer of high-performance suspension products used primarily on mountain bikes, side-by-side vehicles, on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, or ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. FOX’s products offer innovative design, performance, durability and reliability that enhance ride dynamics by improving performance and control. The FOX brand is associated with high-performance and technologically advanced products. We made loans to and purchased a controlling interest in FOX on January 4, 2008, for approximately $80.4 million. We currently own 53.9% of the outstanding common stock on a primary basis and 49.8% on a fully diluted basis.

Liberty Safe

Liberty Safe and Security Products, Inc. (“Liberty Safe” or “Liberty”), headquartered in Payson, Utah, is a designer, manufacturer and marketer of premium home and gun safes in North America. From it’s over 200,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. We made loans to and purchased a controlling interest in Liberty Safe on March 31, 2010 for approximately $70.2 million. We currently own 96.2% of the outstanding stock of Liberty Safe on a primary basis and 84.8% on a fully diluted basis.

Niche Industrial Businesses

Advanced Circuits

Compass AC Holdings, Inc. (“Advanced Circuits” or “ACI”), headquartered in Aurora, Colorado, is a provider of prototype, quick-turn and volume production rigid printed circuit boards, or “PCBs”, throughout the United States. PCBs are a vital component of virtually all electronic products. The prototype and quick-turn portions of the PCB industry are characterized by customers requiring high levels of responsiveness, technical support and timely delivery. We made loans to and purchased a controlling interest in Advanced Circuits, on May 16, 2006, for approximately $81.0 million. We currently own 69.4% of the outstanding stock of Advanced Circuits on a primary and fully diluted basis.

American Furniture

AFM Holding Corporation (“American Furniture” or “AFM”) headquartered in Ecru, Mississippi, is a leader in the manufacturing of low-cost upholstered stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products to the promotional furniture market. We made loans to and purchased a controlling interest in AFM on August 31, 2007 for approximately $97.0 million. We currently own approximately 99.9% of AFM’s outstanding stock on a primary basis and fully diluted basis.

Arnold

AMT Acquisition Corporation (“Arnold” or “Arnold Magnetics”), headquartered in Rochester, NY, with nine additional facilities worldwide, is a manufacturer of engineered, application specific permanent magnets. Arnold Magnetics products are used in applications such as general industrial, reprographic systems, aerospace and defense, advertising and promotional, consumer and appliance, energy, automotive and medical technology. Arnold Magnetics is the largest U.S. manufacturer of engineered magnets as well as only one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. We made loans to, and purchased a controlling interest in Arnold on March 5, 2012 for approximately $128.8 million. We currently own 96.7% of the outstanding stock of Arnold on a primary basis and 87.2% on a fully diluted basis.

Tridien

Anodyne Medical Device, Inc. (“Anodyne”, which was rebranded as “Tridien” in September 2010) headquartered in Coral Springs, Florida, is a leading designer and manufacturer of powered and non-powered medical therapeutic support services and patient positioning devices serving the acute care, long-term care and home health care markets. Tridien is one of the nation’s leading designers and manufacturers of specialty therapeutic support surfaces and is able to manufacture products in multiple locations to better serve a national customer base. We made loans to and purchased a controlling interest in Tridien from CGI on August 1, 2006 for approximately $31.0 million. We currently own 81.3% of the outstanding capital stock on a primary basis and 66.5% on a fully diluted basis.

Our businesses also represent our operating segments. See—“Our Businesses” and “Note F – “Operating Segment Data” to our Consolidated Financial Statements for further discussion of our businesses as our operating segments.

Tax Reporting

Information returns will be filed by the Trust and the Company with the IRS, as required, with respect to income, gain, loss, deduction and other items derived from the Company’s activities. The Company has and will file a partnership return with the IRS and intends to issue a Schedule K-1 to the trustee. The trustee intends to provide information to each holder of shares using a monthly convention as the calculation period. For 2013, and future years, the Trust has, and will continue to file a Form 1065 and issue Schedule K-1 to shareholders. For 2013, we delivered the Schedule K-1 to shareholders within the same time frame as we delivered the schedule to shareholders for the 2012 and 2011 taxable year. The relevant and necessary information for tax purposes is readily available electronically through our website. Each holder will be deemed to have consented to provide relevant information, and if the shares are held through a broker or other nominee, to allow such broker or other nominee to provide such information as is reasonably requested by us for purposes of complying with our tax reporting obligations.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

We have filed with the SEC Forms S-1 and S-3 under the Securities Act, and Forms 10-Q, 10-K, and 8-K under the Exchange Act, which include exhibits, schedules and amendments. In addition, copies of such reports are available free of charge that can be accessed indirectly through our website http://www.compassdiversifiedholdings.com and are available as soon as reasonably practicable after such documents are electronically filed or furnished with the SEC.

1)	CGI and its affiliates beneficially own approximately 16.4% of the Trust shares and is our single largest holder. Mr. Offenberg is not a director, officer or member of CGI or any of its affiliates.
2)	53.6% owned by certain members of our Manager. Mr. Day and CGI are non-managing members.
3)	Mr. Offenberg is a partner of this entity.
4)	The Allocation Interests, which carry the right to receive a profit allocation, represent less than 0.1% equity interest in the Company.

Our Manager

Our Manager, CGM, has been engaged to manage the day-to-day operations and affairs of the Company and to execute our strategy, as discussed below. Our management team has worked together since 1998. Collectively, our management team has extensive experience in acquiring and managing small and middle market businesses. We believe our Manager is unique in the marketplace in terms of the success and experience of its employees in acquiring and managing diverse businesses of the size and general nature of our businesses. We believe this experience will provide us with an advantage in executing our overall strategy. Our management team devotes a majority of its time to the affairs of the Company.

We have entered into a management services agreement, (the “Management Services Agreement” or “MSA”) pursuant to which our Manager manages the day-to-day operations and affairs of the Company and oversees the management and operations of our businesses. We pay our Manager a quarterly management fee for the services it performs on our behalf. In addition, certain members of our Manager receive a profit allocation with respect to its Allocation Interests in us. All of the Allocation Interests in us are owned by Sostratus LLC. See Part III, Item 13 “Certain Relationships and Related Transactions” for further descriptions of the management fees and profit allocations.

The Company’s Chief Executive Officer and Chief Financial Officer are employees of our Manager and have been seconded to us. Neither the Trust nor the Company has any other employees. Although our Chief Executive Officer and Chief Financial Officer are employees of our Manager, they report directly to the Company’s board of directors. The management fee paid to our Manager covers all expenses related to the services performed by our Manager, including the compensation of our Chief Executive Officer and other personnel providing services to us. The Company reimburses our Manager for the salary and related costs and expenses of our Chief Financial Officer and his staff, who dedicate substantially all of their time to the affairs of the Company.

See Part III, Item 13, “Certain Relationships and Related Party Transactions and Director Independence.”

Market Opportunity

We acquire and actively manage small and middle market businesses. We characterize small to middle market businesses as those that generate annual cash flows of up to $60 million. We believe that the merger and acquisition market for small to middle market businesses is highly fragmented and provides opportunities to purchase businesses at attractive prices. We believe that the following factors contribute to lower acquisition multiples for small and middle market businesses:

•	there are fewer potential acquirers for these businesses;

•	third-party financing generally is less available for these acquisitions;

•	sellers of these businesses frequently consider non-economic factors, such as continuing board membership or the effect of the sale on their employees; and

•	these businesses are less frequently sold pursuant to an auction process.

Frequently opportunities exist to augment existing management at such businesses and improve the performance of these businesses upon their acquisition. In the past, our management team has acquired businesses that were owned by entrepreneurs or large corporate parents. In these cases, our management team has frequently found that there have been opportunities to further build upon the management teams of acquired businesses beyond those that existed at the time of acquisition. In addition, our management team has frequently found that financial reporting and management information systems of acquired businesses may be improved, both of which can lead to improvements in earnings and cash flow. Finally, because these businesses tend to be too small to have their own corporate development efforts, opportunities frequently exist to assist these businesses as they pursue organic or external growth strategies that were often not pursued by their previous owners.

Our Strategy

We have two primary strategies that we use in order to provide distributions to our shareholders and increase shareholder value. First, we focus on growing the earnings and cash flow from our acquired businesses. We believe that the scale and scope of our businesses give us a diverse base of cash flow upon which to further build. Second, we identify, perform due diligence on, negotiate and consummate additional platform acquisitions of small to middle market businesses in attractive industry sectors in accordance with acquisition criteria established by the board of directors

Management Strategy

Our management strategy involves the proactive financial and operational management of the businesses we own in order to increase cash flow, pay distributions to our shareholders and increase shareholder value. Our Manager oversees and supports the management teams of each of our businesses by, among other things:

•	recruiting and retaining talented managers to operate our businesses using structured incentive compensation programs, including non-controlling equity ownership, tailored to each business;

•

regularly monitoring financial and operational performance, instilling consistent financial discipline, and supporting management in the development and implementation of information systems to effectively achieve these goals;

•	assisting management in their analysis and pursuit of prudent organic growth strategies;

•	identifying and working with management to execute attractive external growth and acquisition opportunities;

•	assisting management in controlling and right-sizing overhead costs, particularly in the current challenging economic environment; and

•	forming strong subsidiary level boards of directors to supplement management in their development and implementation of strategic goals and objectives.

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

Our businesses typically acquire and integrate complementary businesses. We believe that complementary add-on acquisitions improve our overall financial and operational performance by allowing us to:

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

We incur third party debt financing almost entirely at the Company level, which we use, in combination with our equity capital, to provide debt financing to each of our businesses and to acquire additional businesses. FOX maintains its own credit facility. Refer to “Liquidity and Capital Resources” “FOX Credit Facility.” We believe this financing structure is beneficial to the financial and operational activities of each of our businesses by aligning our interests as both equity holders of, and lenders to, our businesses, in a manner that we believe is more efficient than each of our businesses borrowing from third-party lenders.

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

We benefit from our Manager’s ability to identify potential diverse acquisition opportunities in a variety of industries. In addition, we rely upon our management team’s experience and expertise in researching and valuing prospective target businesses, as well as negotiating the ultimate acquisition of such target businesses. In particular, because there may be a lack of information available about these target businesses, which may make it more difficult to understand or appropriately value such target businesses, on our behalf, our Manager:

•	engages in a substantial level of internal and third-party due diligence;

•	critically evaluates the target management team;

•	identifies and assesses any financial and operational strengths and weaknesses of the target business;

•	analyzes comparable businesses to assess financial and operational performances relative to industry competitors;

•	actively researches and evaluates information on the relevant industry; and

•	thoroughly negotiates appropriate terms and conditions of any acquisition.

The process of acquiring new businesses is both time-consuming and complex. Our management team historically has taken from two to twenty-four months to perform due diligence, negotiate and close acquisitions. Although our management team is always at various stages of evaluating several transactions at any given time, there may be periods of time during which our management team does not recommend any new acquisitions to us. Even if an acquisition is recommended by our management team, our board of director’s may not approve it.

A component of our acquisition financing strategy that we utilize in acquiring the businesses we own and manage is to provide both equity capital and debt capital, raised at the parent company level largely through our existing credit facility, to close acquisitions. We believe, and it has been our experience, that having the ability to finance our acquisitions with capital resources raised by us, rather than negotiating separate third party financing, provides us with an advantage in successfully acquiring attractive businesses by minimizing delay and closing conditions that are often related to acquisition-specific financings. In addition, our strategy of providing this intercompany debt financing within the capital structure of the businesses we acquire and manage allows us the ability to distribute cash to the parent company through monthly interest payments and amortization of principle on these intercompany loans.

Upon acquisition of a new business, we rely on our Manager’s experience and expertise to work efficiently and effectively with the management of the new business to jointly develop and execute a successful business plan.

We believe our financing structure, in which both equity and debt capital are raised at the Company level, allows us to acquire businesses without transaction specific financing and is conducive to our ability to consummate transactions that may be attractive in both the short- and long-term.

In addition to acquiring businesses, we sell those businesses that we own from time to time when attractive opportunities arise that outweigh the value that we believe we will be able to bring such businesses consistent with our long-term investment strategy. As such, our decision to sell a business is based on our belief that doing so will increase shareholder value to a greater extent than through our continued ownership of that business. Upon the sale of a business, we may use the proceeds to retire debt or retain proceeds for acquisitions or general corporate purposes. We do not expect to make special distributions at the time of a sale of one of our businesses; instead, we expect to pay shareholder distributions over time solely through the earnings and cash flows of our businesses.

Since our inception in May 2006, we have recorded gains on sales of our businesses of approximately $198 million. We sold Crosman Acquisition Company (“Crosman”) in January 2007, Aeroglide Company (“Aeroglide”) and Silvue Technologies Group, Inc. (“Silvue”) in June 2008, Staffmark Holdings Inc. (“Staffmark”) in 2011 and HALO Branded Solutions (“HALO”) in 2012. We sold Crosman, our majority owned recreational products company for approximately $143 million and our net proceeds and gain on sale were approximately $110 million and $36 million, respectively. We sold Aeroglide, our majority owned designer and manufacturer of industrial drying and cooling equipment for approximately $95 million and our net proceeds and gain on sale were approximately $78 million and $34 million, respectively. We sold Silvue, our majority owned developer and producer of proprietary, high performance liquid coating systems for approximately $95 million and our net proceeds and gain on sale were approximately $64 million and $39 million, respectively. We sold Staffmark, our majority-owned provider of temporary staffing solutions subsidiary for approximately $295 million and our net proceeds and gain on sale were approximately $217 million and $89 million, respectively We sold HALO, our majority owned fulfillment provider of promotional items for $76.5 million and our net proceeds upon sale were approximately $66.0 million and our loss on sale was approximately $0.5 million.

On August 13, 2013 FOX completed an initial public offering of its common stock. We sold a portion of our shares of common stock in FOX in this offering and received net proceeds totaling $80.9 million. Our ownership position was diluted as a result of the offering. We currently own 53.9% of FOX on a primary basis and 48.9% on a fully diluted basis. No gain was reflected as a result of the sale of our FOX shares because our majority ownership classification of FOX did not change.

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

Our management team has a large network of approximately 2,000 deal intermediaries who we expect to expose us to potential acquisitions. Through this network, as well as our management team’s proprietary transaction sourcing efforts, we have a substantial pipeline of potential acquisition targets. Our management team also has a well-established network of contacts, including professional managers, attorneys, accountants and other third-party consultants and advisors, who may be available to assist us in the performance of due diligence and the negotiation of acquisitions, as well as the management and operation of our acquired businesses.

Finally, because we intend to fund acquisitions through the utilization of our Revolving Credit Facility, we expect to minimize the delays and closing conditions typically associated with transaction specific financing, as is typically the case in such acquisitions. We believe this advantage can be a powerful one, especially in a tight credit environment, and is highly unusual in the marketplace for acquisitions in which we operate.

Valuation and Due Diligence

When evaluating businesses or assets for acquisition, our management team performs a rigorous due diligence and financial evaluation process. In doing so, we evaluate the operations of the target business as well as the outlook for the industry in which the target business operates. While valuation of a business is, by definition, a subjective process, we define valuations under a variety of analyses, including:

•	discounted cash flow analyses;

•	evaluation of trading values of comparable companies;

•	expected value matrices; and

•	examination of comparable recent transactions.

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

Financing

We have a Credit Facility with a group of lenders led by TD Securities that we entered into on October 27, 2011 and further amended on April 2, 2012, April 3 and August 6, 2013. The Credit Facility provides for a Revolving Credit Facility totaling $320 million, subject to borrowing base restrictions, and a Term Loan Facility totaling $279.8 million at December 31, 2013. The Term Loan Facility requires quarterly payments of $0.7 million, with a final payment of the outstanding principal balance in October 2017. The Revolving Credit Facility matures in April 2017.

The Credit Facility provides for letters of credit under the Revolving Credit Facility in an aggregate face amount not to exceed $100 million outstanding at any time. At no time may the (i) aggregate principal amount of all amounts outstanding under the Revolving Credit Facility, plus (ii) the aggregate amount of all outstanding letters of credit, exceed the borrowing availability under the Credit Facility. At December 31, 2013, we had outstanding letters of credit totaling approximately $1.6 million. The borrowing availability under the Revolving Credit Facility at December 31, 2013 was approximately $318 million.

The Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its subsidiaries. (See Note I to the consolidated financial statements for more detail regarding our Credit Facility).

We intend to finance future acquisitions through our Revolving Credit Facility, cash on hand and, if necessary, additional equity and debt financings. We believe, and it has been our experience, that having the ability to finance our acquisitions with the capital resources raised by us, rather than negotiating separate third party financing specifically related to the acquisition of individual businesses, provides us with an advantage in acquiring attractive businesses by minimizing delay and closing conditions that are often related to acquisition-specific financings. In this respect, we believe that in the future, we may need to pursue additional debt or equity financings, or offer equity in Holdings or target businesses to the sellers of such target businesses, in order to fund multiple future acquisitions.

Our Businesses

We categorize the businesses we own into two separate groups of businesses (i) branded products businesses and, (ii) niche industrial businesses. Branded products businesses are characterized as those businesses that we believe capitalize on a valuable brand name in their respective market sector. We believe that our branded products businesses are leaders in their particular product category. Niche industrial businesses are characterized as those businesses that focus on manufacturing and selling particular products within a specific market sector. We believe that our niche industrial businesses are leaders in their specific market sector.

During the three years ended December 31, 2013, 2012 and 2011, 61.5%, 62.1% and 60.5% of net sales are attributable to our branded products businesses with the remaining net sales attributable to our niche industrial businesses.

Branded Products Businesses

CamelBak

Overview

CamelBak, headquartered in Petaluma, California, is a diversified hydration and personal protection platform, offering products for outdoor, recreation and military applications. CamelBak offers a broad range of recreational / military hydration packs, reusable water bottles, specialized military gloves and performance accessories. As the leading supplier of hydration products to specialty outdoor, cycling and military retailers, CamelBak maintains the leading market share position in recreational markets for hands-free hydration packs and the leading market share position for reusable water bottles in specialty channels. CamelBak is also dominant supplier of hydration systems to the military, with a leading market share in post-issue hydration systems. Over its more than 20-year history, CamelBak has developed a reputation as the preferred supplier for the hydration needs of the most demanding athletes and warfighters. Across its markets, CamelBak is respected for its innovation, leadership and authenticity.

For the fiscal years ended December 31, 2013, 2012 and 2011, CamelBak contributed net sales of approximately $139.9 million, $157.6 million and $42.7 million (from date of acquisition), respectively, and operating income of $17.9 million and $25.5 million in 2013 and 2012, respectively, and an operating loss of $6.8 million in 2011. CamelBak had total assets of $241.0 million, $259.1 million and $262.0 million at December 31, 2013, 2012 and 2011, respectively. Net sales from CamelBak represented 14.2%, and 17.8% of our consolidated net sales in the years ended December 31, 2013 and 2012, respectively, and 7.0% of our consolidated net sales in 2011.

History of CamelBak

Founded in 1989, CamelBak initially gained a following among mountain bikers in the early 1990’s through its first product, the ThermoBak™. As CamelBak grew among this base of users, its products continued to gain acceptance within other arenas where participants needed easy access to water to achieve optimal performance in their activity.

The hands-free feature of CamelBak’s products proved to be appealing to outdoor sports enthusiasts and critical to others, including the U.S. Military. After successfully developing the hands-free hydration category, CamelBak in 2006, recruited new management, including industry veteran and Board member Sally McCoy in the role of CEO, and acquired Southwest Motorsports (since rebranded CamelBak Gloves). With a strong market presence in hydration packs, the management team focused on continued expansion into adjacent markets and developing and executing on a consistent strategy of innovation. Since this time, CamelBak has steadily grown sales and earnings and has enhanced its relationships with suppliers to strengthen its supply chain, reengineered its product distribution capabilities and tightly controlled operating expenses to match the needs of the business.

In 2006, CamelBak expanded its recreational business into the fast growing bottle category. CamelBak’s initial launch of the innovative Better Bottle™ was followed by numerous successful bottle product introductions for everyday users, road cyclists, kids and recreational enthusiasts, including eddy™ and the podium collection . CamelBak was first to market with an entirely BPA-free plastic bottle product line.

We purchased a majority interest in CamelBak on August 24, 2011.

Industry

Recreation Market—With over 100 million participants, the outdoor recreational activity market represents a large, attractive and stable group of consumers. CamelBak’s legacy products have historically been focused on a subset of this group, consisting of cyclists, mountain bikers and other passionate outdoor enthusiasts who tend to be loyal and consistent buyers of premium and performance-enhancing offerings. CamelBak’s core customers are typically outdoor enthusiasts who exhibit very high participation rates and frequent purchasing behavior. In addition to CamelBak’s legacy consumer group, CamelBak has increasingly used its brand authenticity, credibility and broadening product portfolio to reach athletes in adjacent sporting activities.

Long-term growth in the hydration and personal protection industry is driven by a number of factors. Consumer recognition of personal hydration’s importance to health and well-being has been a growing and enduring trend, reflected by the proliferation of bottled water and functional beverages. The importance of water as a healthy choice has become even more prominent as a key component to healthy living. Further, people are increasingly aware of the effects of even minimal dehydration on multiple functions of the body, including brain function, digestion, metabolism and skin health. CamelBak’s products have proven their ability to provide greater hydration. An independent study conducted by Pepperdine University found that people utilizing CamelBak’s Bite Valve™ technology consume 24% more than those using single serving disposable bottled water or less innovative products. Recently there has been a reduction in disposable bottled water consumption in the U.S., primarily as a result of price and the wide-spread awareness of the negative environmental impact of disposable water bottles. With respect to the environment, the disposable water bottle’s environmentally harmful lifecycle is generating significant backlash. We believe the reliance on oil in the production and transportation of the bottles and the fact that over two-thirds of bottles are not recycled is driving consumers to seek alternatives to disposable bottles. Further, there are a number of government mandates forcing the elimination of disposable bottles. Nationwide, local governments are enacting these curbs to combat the cost and waste of disposable bottles. In recent years, governments of all levels have received scrutiny for fiscal irresponsibility and a number of municipalities have launched initiatives focused on curbing disposable water bottles in their communities. In 2006, a San Francisco investigation revealed that the city spent over $500,000 per year on bottled water. This revelation triggered a nationwide analysis of government spending on bottled water with public funds. In 2013 Concord, Massachusetts prohibited the sale of plastic water bottles.

U.S. Government & Military Market—The military acquisition process has responded to the demands of modern warfare which require forces to be more agile and flexible than ever before. This trend has been highlighted by the increased use of multiple funding and procurement mechanisms such as Rapid Fielding Initiatives (“RFI”) and Joint Urgent Operational Needs Statement (“JUONS”). These programs provide funding for mission critical operational needs such as IED detection and defeat and lifesaving warfighter equipment purchases without the normal bid and proposal process that can take months and even years to get equipment in the hands of the end user. In addition to responsive procurement contracts such as the RFI, the military has continued a gradual decentralization of purchasing which allows decision makers closer to the front line to select what specific items need to be acquired for a unit. Unit and individual equipment purchases are made primarily through U.S. Government Services Administration (“GSA”) contracts or at military exchange and supply locations. Warfighters and their families frequently purchase supplemental gear that is superior to standard issue products. CamelBak is well positioned to benefit from continued decentralized purchasing.

Products and Services

CamelBak focuses on offering high quality, industry leading hydration and performance equipment. CamelBak’s products fall into four key categories:

Hydration Packs—CamelBak’s heritage and legacy is in hydration packs and CamelBak maintains the broadest and deepest line of packs in the industry. CamelBak’s core hydration product consists primarily of an easily cleaned and filled polyurethane reservoir, a connecting tube and a self-sealing mouthpiece, or “bite-valve,” which facilitates simple and intuitive drinking. The CamelBak hydration system allows users to conveniently carry one to three liters of water, which can be easily accessed without interruption of the user’s task or activity. The system is most often sold as an integrated backpack or waist-pack, which is uniquely designed for a specific use, such as biking, running or military applications. Hydration packs represented 44%, 50% and 44% of CamelBak’s gross sales in the twelve months ended December 31, 2013, 2012 and 2011, respectively.

Recreation Packs

Having created the hands-free hydration category, CamelBak continues to be the dominant market leader in the recreational sector since its inception. After starting with a mountain biking product, CamelBak developed a host of other types of biking hydration packs that are designed to match specific types of biking. CamelBak sells classic cycling packs that are lightweight and streamlined. CamelBak also sells larger more durable packs designed for long off-road rides and a Downhill/Freeride line designed for specific types of mountain biking activities. By starting with a focused line and expanding it to cover many different types of biking activities, CamelBak has created the deepest, broadest line of hydration packs in the industry.

As CamelBak extended its packs to cover different biking niches, top athletes from other outdoor sports began to clamor for product. To meet this demand, CamelBak has created lines that cater to the diverse set of outdoor athletes:

•	Hike / Alpine consists of lightweight packs with extra back panel padding and air flow for breathability

•	Ski / Snowboard has attachments for helmets, boards and shovels

•	Multi-sport are ultra-light and include wearable hydration units for use in almost any athletic activity

•	Run includes hip packs designed to hold as many as four water bottles in a remarkably stable set up

These customized solutions have all been developed with an eye towards enhancing the performance of each activity’s respective athletes. That customization is part of the innovative difference that allows CamelBak to differentiate itself in a competitive market.

Military Packs

CamelBak sells a wide selection of category leading military packs. Management estimates CamelBak has in excess of 85% market share in post-issue military hydration packs. It is also one of only a few brands sold to U.S. Military personnel that is allowed to prominently display the brand name on the outside of the product. The packs include features such as easy armor integration and extreme durability appropriate for use in the harshest conditions.

Bottles—In 2006, CamelBak parlayed its credibility in hands-free hydration and expanded into bottles. CamelBak introduced the Better Bottle™, subsequently replaced by eddy™, which incorporated a number of features that quickly established it as a best-in-class hydration solution. These features include: (i) the patented spill-proof Bite Valve, (ii) the first insulated stainless steel water bottle and (iii) in 2008, the first all BPA-free line of plastic water bottles.

The success of the Better Bottle™ led CamelBak to design a complete line of bottles that would mirror the pack line’s legacy of customization. CamelBak developed a line for children, which included bite valves that have to be removed from the inside of the bottle to prevent choking. CamelBak also released the Podium® insulated and non-insulated line, which includes features such as the patented Jet Valve™.

CamelBak’s bottle offering has continued to evolve to meet the specific demands of consumers. These demands have included activity-based needs such as customized cycling bottles. They have also included health concerns, including the consumer backlash against BPA. CamelBak recognized this concern early and became the first to offer an entire line of BPA-free hard plastic bottles in May of 2008.

CamelBak’s bottle offering Groove™, provides users the ability to filter water in any place at any time through its integrated straw assembly. Users simply fill the bottle with tap water, screw the cap on and start sipping. The integrated plant-based carbon filter reduces chlorine taste and odors found in tap water thus improving taste and eliminating the desire to purchase disposable bottles of water.

In 2013 CamelBak introduced Chute™. Chute™ is a BPA-Free reusable bottle that is durable for the outdoor conditions, leak proof for safe transport and features an ergonomic, high flow spout that provides rapid hydration.

Bottles represented approximately 42%, 34% and 31% of CamelBak’s gross sales for the twelve months ended December 31, 2013, 2012 and 2011, respectively.

Gloves—The evolution of CamelBak gloves parallels that of the pack business in the Government / Military channel. Initially created for pit crews in the auto racing market, members of elite squads who became aware of the product were impressed with its dexterity and durability. Following this unofficial endorsement, members of the U.S. Armed Forces began requesting CamelBak gloves. The gloves are highly-technical and difficult to produce, with some styles requiring 44 individual pieces for the assembly of the final product. Today, CamelBak gloves are exclusively a Government / Military product, as their technical characteristics exceed that which a non-military user would desire. Gloves represented approximately 3%, 6% and 14% of CamelBak’s gross sales for the twelve months ended December 31, 2013, 2012 and 2011, respectively. The reduction in Glove sales over the past three years is consistent with the reduction of deployed U.S. troops.

Accessories—CamelBak offers various accessories to complement its hydration systems. Accessories are available for each product line and include items that are made to enhance hydration performance and others for maintenance or replacement parts.

CamelBak’s goal is to reinvent the way that individual athletes, warfighters and every day users hydrate and perform. To that aim, CamelBak has developed a number of new products that help to further enhance the already innovative way that its products deliver water:

•	Elixir is a flavored electrolyte supplement for performance athletes. It’s sugar free and works well with reusable reservoirs and bottles as it helps athletes with their hydration needs.

•

All Clear is a portable microbiological UV water purifier. It is easy to use with UV light built into the cap that attaches to the bottle. It is fast, completing a cycle in 60 seconds. And it’s proven effective to U.S. EPA guide standards.

•

Mantra is a naturally flavored powdered drink pack that enhances your water with electrolytes, antioxidants and vitamins. It is sweetened with Stevia and colored with vegetables and fruit juices. It is designed to be used with reusable bottles.

CamelBak products are known for their high quality and durability. CamelBak provides products to help maintain this durability and offers replacement parts in the rare instance that the products cease to perform at optimal levels:

•	Reservoir cleaning kits are designed to optimally clean the reservoirs that are inside of each pack. Properly cleaning and drying the reservoirs promotes longevity.

•

Replacement reservoirs are made for each pack. This ensures that in the rare case that a reservoir must be replaced, the athlete or warfighter does not need to replace the entire pack but can easily swap out the necessary components. Many users also like to have multiple reservoirs.

In addition to recreational accessories, CamelBak offers a specialized line associated with its military products. These accessories help enhance the performance of military products by adding resistance to chemical and biological agents or allowing connection to standard issue gas masks. For example, the HydroLink allows warfighters to replace their bite valve with a connector, allowing them to hydrate while wearing their gas mask. Accessories accounted for approximately 11%, 10% and 11% of CamelBak’s gross sales for the twelve months ended December 31, 2013, 2012 and 2011, respectively.

Competitive Strengths

Leading Brand Recognition & Market Share—CamelBak believes it has a #1 market share in each of the following areas: (i) recreational hands- free hydration packs, (ii) reusable water bottles for specialty channels and (iii) post-issue hydration packs for the U.S. military. CamelBak enjoys outstanding awareness and a reputation for superior performance with consumers, retailers and warfighters. For example, within the Armed Forces, CamelBak is one of only a few companies allowed to prominently display its brand name on active military products.

Preferred Partner—CamelBak is a preferred partner to leading retailers and the military. CamelBak is a supplier to leading national specialty and sporting goods retailers, including REI, EMS, Dick’s Sporting Goods and The Sports Authority. In addition, CamelBak does business in over 400 military retail exchanges and is an official military supplier which requires a rigorous application and certification process.

Business Strategies

•

Introducing Technically Superior Products in Core Categories—CamelBak’s core categories include hydration packs, bottles and warfighter protection products, and CamelBak’s mission is to continuously reinvent the way people hydrate and perform. To meet this goal, CamelBak will continue to create innovative, technical solutions that exceed the demands of its customers. CamelBak’s product pipeline for its core customers remains robust.

•

Expanding Product Suite in Everyday Hydration to Reach New Customers and Channels—The CamelBak brand is synonymous with personal hydration, and this credibility grants CamelBak permission to enter broader aspects of hydration. CamelBak is committed to continuing to broaden its portfolio of personal hydration solutions to reach new customers, and, under the leadership of its CEO, has proven that it can extend its brand beyond hard-core athletes. For example, Camelback has successfully reached new consumers and channels through its water bottle product line, which offers the features desired by its core customer base of performance athletes to the everyday customer shopping at Target. As CamelBak continues to expand its relevance to everyday users, its authenticity will allow it to enter other areas such as purification and other products.

•

Broadening International Opportunities—Management believes there is significant potential to expand its international sales in the consumer market. Currently, CamelBak’s recreational business is sold through a network of approximately 82 foreign distributors. With improved distribution in the recreational market, CamelBak would have a number of opportunities to expand throughout Europe, Asia and South America.

•

Penetrating Select Areas of Specialty Retail – CamelBak aspires to build a product portfolio that shapes the way consumers and warfighters perform across all activities. CamelBak has made significant strides introducing new products that target activities outside of its core biking and hiking audience. Past examples include multi-sport enthusiasts and runners. CamelBak targeted the multi-sport category with highly functional wearable hydration, which consists of a wearable shirt with built in hydration pack that allows enthusiasts to hydrate hands-free without a traditional pack.

CamelBak keeps an open dialogue with the athletes it endorses and is thus able to gain real-time feedback on the products it produces. By learning the needs of these consumers and others, CamelBak is able to identify other areas to develop ground-breaking hydration solutions. As CamelBak continues to innovate and create new products to serve the needs of more diverse consumers, it will further grow sales to these retailers. As a sports subculture brand, CamelBak is able to migrate to different activities without losing the authenticity and credibility it has developed as a leading product innovator. As examples, skiers and kayakers alike have adopted the brand as their own without even realizing that other sports enthusiasts have done the same.

CamelBak launched its own direct to consumer E-Commerce site during the fourth quarter of 2012. The site initially offered bottles and accessories along with water packs. In 2013, the site expanded to offer more hydration packs as well as purification (All-Clear), and drink (Elixir) and (Mantra) items.

Research and Development

CamelBak’s hydration products are among the most technically advanced and rigorously engineered in their markets. They are specifically designed to function and perform under diverse and extreme conditions. CamelBak’s research and development effort is at the core of its strategy of product innovation and market leadership. CamelBak’s products feature a combination of innovative design, high-quality materials, and superb functionality and performance elements and are recognized as being the leaders or among the leaders in all of the market segments in which they participate.

CamelBak has a robust core research and development team, which has collectively over 36 years of combined industry experience. In addition to the core engineering group, a large number of other CamelBak staff members, who also use CamelBak’s products, contribute to the research and development effort at various stages. Product development also includes collaborating with customers and field testing. This feedback helps ensure products will meet CamelBak’s demanding standards of excellence as well as the constantly changing needs of end users.

CamelBak’s research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance testing center equipped to ensure product safety, durability and superior performance. The testing center collects data and tests products prior to and after commercial introduction. Research and development costs (from the date of acquisition) totaled $3.2 million, $3.0 million and $0.8 million during the years 2013, 2012 and 2011, respectively.

Customers and Distribution channels

CamelBak offers a unique value proposition for its customers. As an innovative subculture sports brand, CamelBak has the authenticity and credibility to defend market share, command premium prices and leverage into new categories. The brand strength allows retailers to hold prices and thus protect margins. Further, CamelBak’s “Got Your Bak” lifetime warranty speaks to the level of quality and customer service offered. CamelBak’s products, which are sold domestically and internationally, are segmented into two major end markets: Recreational and Government/Military. CamelBak’s powerful product distribution network is comprised of long-standing, entrenched relationships with a diversified set of customers. CamelBak’s top ten non-military customers comprised approximately 38%, 30% and 31% of gross sales in the year ended December 31, 2013, 2012 and 2011, respectively CamelBak’s largest recreational customer accounted for approximately 12% of gross sales in 2013 and approximately 8% of gross sales in 2012 and 2011. International sales were approximately 22% of gross sales for the year ended December 31, 2013 and 19% for the same period in 2012 and 2011.

Recreational Distribution—CamelBak markets its hydration and performance products to several channels in the recreational market. Management estimates that it currently holds in excess of 85% of the market share of the hands-free hydration market. A share this large demonstrates the strength of the brand and the credibility that the products have with consumers. CamelBak invented the category in 1989 and although competitors have introduced a number of similar products, CamelBak has held on to its base.

Recreational–Domestic Distribution: The Recreational–Domestic Division is focused on product distribution through a variety of retail accounts in the United States. Particular emphasis is placed on premium active lifestyle retailers across a broad spectrum of channels, including camping/outdoor, bike, natural foods, housewares, hunting/fishing, paddle sports and surf/skate.

The division manages approximately 2,600 retail customers with over 10,000 retail storefronts. Current distribution channels range from specialty bicycle, outdoor, paddle sports, hunting stores and catalogs to large outdoor and sporting goods chains that reach the broader market. Importantly, CamelBak has selectively expanded and diversified its distribution channels over time. Today, notable customers include REI, Dick’s Sporting Goods, EMS, Target, Whole Foods Market, Academy and The Sports Authority.

CamelBak’s entrance into the reusable bottle category in 2006 resulted in a notable broadening of distribution, as CamelBak made the decision to strategically expand into new channels. CamelBak felt it was important to reach an even broader consumer base to further its vision of “obsoleting” bottled water as the most common way to hydrate. The bottle business has also enabled CamelBak to achieve penetration in the college and corporate sponsorship markets.

Recreational–International Distribution: The Recreational–International division is focused on product distribution through outdoor, sporting goods and specialty retailers that are managed through local distributors focused on premier retail accounts. CamelBak maintains an office in Europe to provide oversight of distributor performance, market intelligence and limited supplemental marketing support, including event staffing, trade show management, athlete sponsorships, public relations and market/product intelligence gathering. Order scheduling, fulfillment and logistics support for CamelBak’s international operations are provided from CamelBak’s Petaluma headquarters.

Key international markets include the United Kingdom, Germany, France, Australia, Japan, Canada, Norway and Korea. As is the case in the United States, the CamelBak brand is widely recognized and respected by enthusiasts and maintains a dominant market share.

Military–Retail Exchange Distribution—Military retail exchanges, including the Army and Air Force Exchange Service (“AAFES”), the Navy Exchange Service Command (“NEXCOM”) and the Marine Corps Exchange (“MXC”), are essentially large retail chains serving the military community. Military personnel, veterans and their families are strongly incentivized to shop at exchanges given that the store markup is typically less than the off base markup from other retailers, exchanges do not charge sales tax and a portion of the exchanges’ earnings often go towards funding expenditures related to the military’s morale, welfare and recreation. Furthermore, the exchanges provide an added benefit to consumers, given the convenience they provide to troops deployed in nearby locations.

The military retail exchanges represent large distribution platforms extending across many different countries. CamelBak sells through over 400 locations. CamelBak pioneered the adoption of hands-free hydration systems by U.S. and foreign militaries and is today, we believe, the preferred brand of warfighters. As a result, CamelBak has dominant market share throughout the military retail channel. CamelBak is one of AAFES largest vendors and has a strong, long-term relationship with the retailer.

Government / Military Distribution—In the Government / Military division, CamelBak sells products and accessories related to both hydration and performance. CamelBak continues to expand its Government / Military market by increasing penetration into foreign governments and militaries. A key component of U.S. foreign policy is the replacement of some deployed troops with those of foreign militaries. CamelBak’s success in the U.S. Military carries tremendous credibility abroad, which has enabled CamelBak to achieve meaningful adoption outside the U.S.

CamelBak sells its products through a range of domestic Government / Military channels:

•

GSA: The Government Services Administration (‘GSA”) provides a channel for all federal government agencies and government end-users to procure items easily. All products sold through the GSA must be pre-approved to get listed on GSA schedules. Once products are listed, thousands of Government / Military units and agencies purchase through this channel knowing that all pricing and legal obligations have already been negotiated and approved.

•

Direct Department of Defense Procurement: The U.S. Military will, from time to time, request for proposal a large amount of a given product. In addition, this request can oftentimes require that the product be manufactured with domestic content and other various specific rules. As it relates to CamelBak’s business, CamelBak calls such direct contracts “DFAR” business. This is patterned after the Defense Federal Acquisition Regulation (“DFAR”) set of rules used by the government. Selling through the direct government channel entails abiding by specific sourcing guidelines and responding to a solicitation. Typically, a branch of the military will identify a need, issue a solicitation and multiple parties will bid to win the contract. While these orders are intermittent and often large, CamelBak has developed a strong supply chain to deal with these types of orders.

International Government / Military Distribution—International Sales in the Government / Military is driven by ordinary replenishment and large solicitations that occur on an irregular basis to meet the equipment needs of each individual country. CamelBak has consistently participated in these solicitations in the past with significant success.

Sales and Marketing

CamelBak approaches marketing from a unique point of view that is meant to inspire customers. CamelBak is engaged in small endorsement deals that provide gear to actual users as well as athletes who bike, climb and hike professionally as opposed to entering into large multi-year contracts. Second, CamelBak’s marketing campaign uses photographs and videos shot from a user’s perspective. This photographic style encourages the consumers viewing the ad to imagine they are engaging in the activity shown. This experience serves to promote the inspirational nature of CamelBak’s brand by “liberating people to go further.” CamelBak’s sales are typically higher in the spring and summer months as this corresponds with warmer weather in the Northern Hemisphere and an increase in hydration related activities.

Marketing—CamelBak uses a “two pronged” approach to marketing:

•

CamelBak has set out to aggressively pursue new users and expand its customer base while remaining true to its authentic, innovative ideals. Given the customization that has occurred across its product lines, CamelBak created a unique, highly targeted marketing plan to acquire new users for specific products. In the case of Groove™, CamelBak set out to expand its customer base of 25-45 year old women. To that end, CamelBak designed print and web ads with a message that appeals more directly to this group and placed these advertisements in the appropriate women’s lifestyle magazines. CamelBak also has a strong presence on the internet and uses instructional videos and direct marketing through social media sites such as Facebook.

•

CamelBak makes a point to continue cultivating the passionate consumer base that already admires and respects CamelBak and its products. A recent example is the release of the Antidote™ Reservoir. CamelBak uses a unique marketing approach for different target users. Since these products are geared towards passionate outdoor athletes, CamelBak placed ads in forums including: (i) bicycling and mountain bike magazines, (ii) backpacking and hiking magazines and (iii) internet and social media sites that cater to active men and women.

Sales Organization—CamelBak’s in-house sales team consists of dedicated sales people and customer service employees. The sales organization is strategically aligned by product category/sales channel. The sales managers split coverage for major national accounts with one team responsible for maintaining and growing sales to established channels and the other for business to larger national retailers and natural foods stores. With an average tenure of over 5 years, CamelBak’s sales team maintains enduring and entrenched relationships with each of its customers.

The Recreational–Domestic division manages customers through both an in- house sales management staff and a network of sales agencies consisting of a number of independent sales representatives. The Recreational– International division manages its international customers through local distributors focused on premier retail accounts. CamelBak maintains an office in Europe with two employees to provide oversight.

CamelBak had firm sales backorders totaling $21.6 million and $29.3 million At December 31, 2013 and 2012, respectively.

Competition

CamelBak pioneered the hydration category with the introduction of the hydration pack more than 20 years ago. CamelBak’s brand admiration and customer loyalty, which are driven by its innovative products, have allowed it to continuously defend its market position in packs. These traits have also allowed CamelBak to successfully enter the bottle category where it holds a leading market position.

A summary of CamelBak’s competitors in hydration packs, bottles and reservoirs is listed below:

CamelBak Recreational Competitors

Hydration Packs	Bottles	Reservoirs
Osprey	Nalgene	Platypus
The North Face	SIGG	Hydrapak
DaKine	Nathan Performance Gear	Source
Polar
Kleen Kanteen
Contigo

Across its military product set, CamelBak competes against a wide variety of industry players which include large prime and tier two defense companies, small and mid-sized companies specializing in warfighter equipage and companies focused predominantly on the consumer or materials market with a limited number of defense product offerings. CamelBak is recognized as a high-end supplier in each of its product categories (hydration and gloves). Management believes CamelBak is the leading supplier of post-issue hydration packs with over 85% of the market share and among the leading providers of specialized tactical gloves which are worn by some of the most elite warfighters in the world.

Suppliers

CamelBak’s product manufacturing is based on a dual strategy of in-house manufacturing and strategic alliances with select sub-contractors and vendors. CamelBak operates a scalable, low-cost supply chain, sourcing materials and employing contract manufacturers from across the Asia-Pacific region, the U.S. and Puerto Rico. Once manufactured, products are shipped directly from overseas manufacturers to CamelBak’s distribution center in San Diego for receiving and stocking and thereafter distributed to retail locations or third-party distributors.

CamelBak has developed an efficient and low-cost supply chain. CamelBak’s deep understanding of military procurement requirements has allowed it to build a flexible network of vendors to reliably meet large military orders on short notice and to shift orders to vendors to be compliant with military requirements for its products. While striving to maximize the profitability of its products, CamelBak is also keenly aware of its corporate responsibility and, thus, holds itself and its vendors to the highest supply chain practices. As a result of CamelBak’s dedication to superior supply chain and manufacturing practices, the U.S. Military’s GSA named CamelBak the “Green Contractor of the Year” in 2009 and “MAS Contractor of the year in 2011”.

In recent years, CamelBak has streamlined its operating expenses, tightening cost controls and maintaining a cost structure more in line with the size of its platform. Additionally, CamelBak has driven cost improvements by negotiating prices with vendors using an “open book” policy, in which each vendor’s profit margins, labor rates and material costs are agreed to upfront. This allows CamelBak’s operations group to negotiate reductions in component prices from raw material manufacturers resulting in cost savings.

CamelBak’s primary raw materials are fabric, resin, polyurethane film and various resins for which CamelBak and/or its supplier partners receive multiple shipments per week. CamelBak purchases its materials from a combination of domestic and foreign suppliers.

Intellectual Property

Hydration priorities include easy cleaning and filling, freshness and taste, durability, temperature, water purity, leak-proof products and sustainability, all of which improve a customer’s overall hydration experience or enable the customer to perform at high levels. As a reflection of this focus, CamelBak holds 51 active patents and 33 pending patent applications.

Regulatory Environment

Management is not aware of any existing, pending or contingent liabilities that could have a material adverse effect on CamelBak’s business. CamelBak is proactive regarding regulatory issues and is in compliance with all relevant regulations. Management is not aware of any potential environmental issues.

Employees

As of December 31, 2013, CamelBak employed approximately 252 persons. None of CamelBak’s employees are subject to collective bargaining agreements. CamelBak believes its relationship with its employees is good.

Ergobaby

Overview

Ergobaby, headquartered in Los Angeles, California, is a premier designer, marketer and distributor of wearable baby carriers and related baby wearing products as well as stroller travel systems and accessories. Ergobaby offers a broad range of wearable baby carriers, stroller travel systems and related products that are sold through more than 450 retailers and web shops in the United States and throughout the world.

Ergobaby’s reputation for product innovation, reliability and safety has led to numerous awards and accolades from consumer surveys and publications, including babycenter, theBump, SheKnows Parenting, Parenting Magazine, Pregnancy magazine and Wired magazine.

For the fiscal years ended December 31, 2013, 2012 and 2011, Ergobaby had net sales of approximately $67.3 million, $64.0 million, and $44.3 million (from date of acquisition), respectively. Ergobaby had operating income totaling $12.6 million, $10.9 million and $7.9 million (from date of acquisition) in the years ended December 31, 2013, 2012 and 2011, respectively. Ergobaby had total assets of $115.3 million, $117.7 million and $118.4 million at December 31, 2013, 2012 and 2011, respectively. Ergobaby’s net sales represented 6.8%, 7.2% and 7.3% of our consolidated net sales for the year ended December 31, 2013, 2012 and 2011, respectively.

History of Ergobaby

Ergobaby was founded in 2003 by Karin Frost, who designed baby carriers following the birth of her son. The baby carrier product line has since expanded into five key categories: the Original, Designer, Organic, Performance, and Travel carriers with multiple style variations. In its second year of operations, Ergobaby sold 10,500 baby carriers and by 2013 sold over 1,039,000 in the year. In order to support the rapid growth, in 2007, Ergobaby made a strategic decision to establish an operating subsidiary (“EBEU”) in Hamburg, Germany. We purchased a majority interest in Ergobaby on September 16, 2010.

On November 18, 2011 Ergobaby acquired Orbit Baby for approximately $17.5 million. Founded in 2004 and based in Newark, California, Orbit Baby produces and markets a premium line of stroller travel systems that utilize a patented hub ring to allow parents to easily move car seats from car seat bases to stroller frames in an instant without the need for any additional components. The product offering has increased to a full line of mix-and-match seats and bases.

In 2013, Ergobaby expanded its portfolio into the swaddling category. The launch of the Ergobaby Swaddler which focused on healthy hip and arm positioning for newborns is the first significant category expansion outside of baby carriers for the Ergobaby brand.

Both brands are well regarded in the infant and juvenile industry. Ergobaby was named to the “20 Best Products in the Last 20 Years” by Parenting Magazine (2007), and continues to be recognized for its quality evident by recently being named babycenters’ 2012 “Moms’ Pick” for Best Baby Carrier. The Orbit Baby Infant System has received vast honors, including, 2007 iParenting Media Award for Best Product, Baby Gizmo’s Editor’s Choice 2012, babble.com favorite Car Seats 2012, She Knows Parenting Stroller Award 2011, and Lilsugar Best Stroller of 2010.

Industry

Ergobaby competes in the large and expanding infant and juvenile products industry. The industry exhibits little seasonality and is somewhat insulated from overall economic trends, as parents view spending on children as largely non-discretionary in nature. Consequently, parents spend consistently on their children, particularly on durable items, such as car seats, strollers, baby carriers, and related items that are viewed as necessities. Further, an emotional component is often a factor in parents’ purchasing decisions, as parents desire to purchase the best and safest products for their children. As a result, according to the USDA’s most recent report on Expenditures on Children by Families 2012 (released in June 2013), parents on average, spend between $8,990 and $25,180 on their child on an annual basis for related housing, food, transportation, clothes, healthcare, daycare and other items, depending on age of the child & annual income. The amount spent by parents in the highest income group (before tax income greater than $105,000) was more than twice the amounts spent by parents in the lowest income group (before tax income of less than $60,640). On average, households spent between 12-25% of their before-tax income on a child. Similar patterns are seen in other counties around the world. According to a Mintel Group Ltd. report published in March 2010, estimated 2010 retail dollars spent on baby durables reached approximately $10.3 billion in the U.S. in 2010, up approximately $9.5 billion from 2004, with a considerably larger market worldwide. The U.S. retail market is expected to continue its growth trajectory through 2014 with an anticipated market size of approximately $12.0 billion.

Demand drivers fueling the growing spending on infant and juvenile products include favorable demographic trends, such as (i) an increasing number of births worldwide; (ii) a high percentage of first time births; (iii) an increasing age of first time mothers and a large percentage of working mothers with increased disposable income; and (iv) an increasing percentage of single child households and two-family households.

Given that the child’s safety is paramount, many parents do not want to compromise a baby or child’s safety by purchasing secondhand products to save money. In many cases, when purchasing secondhand, the parent does not know key facts about the product they are buying, such as the age of the product, history of the item, or potential recalls by the manufacturer. Furthermore, the safety standards for the product may have changed since the version being resold, resulting in a product that does not meet the most rigorous safety standards. Consequently, as parents consider purchases of important necessities such as baby durables, they typically favor new products. According to Mintel Research, approximately 83% of baby carrier purchases were first-time purchases, with the remainder being either purchased second hand or borrowed.

Safety influences not only whether parents purchase new or used products, but also which brands parents choose, which consequently impacts pricing and competition within the infant and juvenile products market. In purchases of baby durables, parents often seek well-known and trusted brands that offer a sense of comfort regarding a product’s reliability and safety. As a result, brand name and safety certifications can serve as a barrier to entry for competition in the market, as well as allow well-known brands such as Ergobaby to charge a premium.

Wearable Carriers and Baby Wearing Trends

Within the broader market for infant and juvenile products, Ergobaby operates specifically within the market for child mobility and transport products. According to the Juvenile Products Manufacturers Association (“JPMA”), reported child mobility and transport manufacturer dollar sales, which includes sales of carriers, strollers, travel systems, and related products, totaled approximately $1.1 billion in the U.S. in 2012. Penetration of baby carriers currently trails that of strollers, car seats, and other infant and juvenile products. JPMA manufacturer sales growth from 2011 to 2012 suggests that the soft carrier segment is growing more rapidly than other infant and juvenile product categories, with 21.3% unit growth and dollar growth. Comparatively, stroller shipments and convertible car seat shipments increased 10.3% and 11.2%, respectively, over the same period

Management believes that continued growth within the market for wearable baby carriers is driven by several trends, including (i) lower relative penetration of baby carriers versus other infant and juvenile products; (ii) favorable demographics; (iii) increasing focus on the popularity of baby wearing; and (iv) convenience and mobility of wearable products.

Products and Services

Ergobaby Baby Carriers

Ergobaby has two main baby carrier product lines: baby carriers and related carrier accessories. Ergobaby’s baby carrier design supports a natural sitting position for babies, eliminating compression of the spine and hips that can be caused by unsupported suspension. The baby carrier also balances the baby’s weight to parents’ hips and shoulders, and alleviates physical stress for the parent. Additional accessories are provided to complement the baby carriers including the increasingly popular Infant Insert.

Within the Baby Carrier product line, Ergobaby sells five key categories or collections: the Original, Designer, Organic, Performance, and Travel carriers and; within each line, Ergobaby offers multiple styles and color variations. Original carriers represented 64%, 55% and 39% of 2013, 2012 and 2011 carrier sales, respectively, and Organic carriers represented 19%, 21% and 37%, of 2013, 2012 and 2011 carrier sales, respectively, with all other carriers representing the remaining sales in each year. Baby Carrier sales were approximately $53.8 million, $44.6 million and $37.8 million in the years ended December 31, 2013, 2012 and 2011, respectively, and represented approximately 79.9% of total sales in 2013, 70% of total sales in 2012, and 86% of total sales in 2011.

Within the accessories category, the Infant Insert is the largest sales component of the accessory category, representing more than half of total accessory sales for 2011, 2012, and 2013. Accessory sales were $6.9 million, $6.0 million, and $6.5 million in 2013, 2012 and 2011, respectively and represented approximately 12% in 2013, and 13% of total sales in each of 2012, and 2011.

Ergobaby’s core Baby Carrier product offerings with average retail prices are summarized below:

•	5 styles of baby carriers – $115 – $195

•	3 styles of Infant Inserts – $25 – $38

Orbit Baby Infant Systems

The Orbit Baby Infant System has three main product groups: stroller travel systems, product extensions and accessories.

The Orbit Baby Stroller Travel System is a three-piece kit that includes an infant car seat, car seat base, and stroller. Unlike traditional infant travel systems, the Orbit Stroller Travel System’s unique docking technology, or “SmartHub TM “, allows for easy interchange of four different seats, including the Infant Car Seat, Stroller Seat, Bassinet, and Toddler Car Seat.

The Orbit Baby car seat base (which stays in the car when not in use) is touted as the easiest, quickest base to safely install. The base’s patent-pending StrongArm TM technology allows a secure installation in 60 seconds and easily docks the car seat from almost any angle, allowing the parent to ergonomically transport the child.

The Orbit Baby Infant Car Seat is the common “plug-in” for the three-in-one system and can be moved effortlessly from the car seat base to the stroller. As a result of the SmartHub technology, Orbit is the only infant car seat that ergonomically rotates for simple docking and undocking to and from the car and stroller.

The third member of the Stroller Travel System is Orbit’s modern and easy-to-use stroller. As is the case with the car seat base, the circular SmartHub allows the infant car seat to dock on the stroller from any angle without adaptors, and with 360 degree rotation and recline, the baby can face rear, forward, or sideways to view the world from different perspectives.

Orbit Baby offers product extensions including additional seats and strollers, including the Double Helix Stroller for multiple children, to accommodate growing families.

Orbit Baby also offers a wide range of accessories including the Sidekick Stroller Board, Stroller Panniers, Weather Pack, Color Pack, Footmuffs, Stroller Travel Bag and Baby Gear Spa Kit.

Orbit Baby’s core product offerings, extensions and accessories and suggested retail prices are below:

•	Stroller Travel System (includes Infant Car Seat, Car Seat Base, Stroller) – $980

•	Stroller – $660-$1,150

•	Car Seats and Car Seat Base – $380 – $440

•	Bassinet Cradle – $295

•	Accessories – $25-$195

Competitive Strengths

Ergobaby innovation—Ergobaby Carriers are known for their unsurpassed comfort – Ergobaby’s superior design results in improved comfort for both parent and baby. Parents are comfortable because baby’s weight is evenly distributed between the hips and shoulders while baby sits ergonomically in a natural sitting position. The concept of baby carrying has increased in popularity in the U.S. as parents recognize the emotional and functional benefits of carrying their baby. Consumers continually cite the comfort, design, and convenient “hands free” mobility the Ergobaby carrier offers as key purchasing criteria.

Orbit Baby Innovation – With 17 patents and 5 patents pending, Orbit Baby offers a complete child travel system, from stroller to car seat and beyond. A favorite with moms and dads alike, the integrated Orbit Baby system is designed to take your children everywhere with unprecedented ease and style. With an emphasis on advanced safety and engineering, Orbit Baby is continually recognized for its innovation, ergonomic design and environmentally friendly focus. Orbit Baby applies hands-on experience and extensive research to create products that are elegantly simple, intuitive to use, and unsurpassed in real-world safety.

Business Strategy

•

Increase Penetration of Current U.S. Distribution Channels – Ergobaby continues to benefit from steady expansion of the market for wearable baby carriers and related accessories in the U.S. and internationally. Going forward, Ergobaby will continue to leverage and expand the awareness of its outstanding brands (both Ergobaby and Orbit Baby) in order to capture additional market share in the U.S., as parents increasingly recognize the enhanced mobility, convenience, and the ability to remain close to the child that Ergobaby carriers enable. Ergobaby currently markets its products to consumers in the U.S. through brick-and-mortar retailers, including specialty boutiques; online web shops; and directly through its website. Management has developed a targeted strategy to increase its penetration of these currently underpenetrated distribution channels that includes: (i) improved retain presence, including new packaging and in-store support materials; (ii) improving the effectiveness of marketing programs including utilization of social sites, digital marketing, and improved consumer engagement, and (iii) development of new products and designs.

•

Cultivate Attractive New Distribution Channels – In addition to its existing retail customer base, comprised primarily of small specialty retail stores and boutiques, there are numerous other retail channels that offer tremendous growth opportunities for Ergobaby products. Specifically, management recently began targeting several types of retailers as Ergobaby continues its growth trajectory, including (i) multi-store maternity and infant and juvenile products chains; (ii) on-line retailers; (iii) department stores; and (iv) mass retailers.

•

International Market Expansion – Testimony to the global strength of its lifestyle brand, Ergobaby derives approximately 60% of its sales from international markets. Similar to the U.S., Ergobaby can continue to leverage its brand equity in the international markets it currently serves to aggressively drive future growth, as well as expand its international presence into new regions. The market for Ergobaby’s products abroad continues to grow rapidly, in part due to the growth in the number of births worldwide and the fact that in many parts of Europe and Asia, the concept of baby wearing is a culturally entrenched form of infant and child transport.

•

New Product Development – Management believes Ergobaby has an opportunity to leverage its unique, authentic lifestyle brand and expand its product line. Since its founding in 2003, Ergobaby has successfully introduced new carrier products to maintain innovation, uniqueness, and freshness within its baby carrier and travel system product lines. The newest product category introduction has been the Ergobaby Swaddler focused on ergonomically swaddling newborns in a healthy hip and arm position. The product launched in July 2013 in specialty stores only in the US and in international markets. Management anticipates continued distribution expansion and new offerings in this category. At the end of 2013, Ergobaby announced the upcoming launch of G3 which was available for sale in January 2014 and represents the third generation of the Orbit Baby travel system. Still focused on interchangeable seats and bases, the G3 has improved the functionality of the stroller for an easier fold, improved brake system and ultimate ease in push.

Customers

Ergobaby primarily sells its products through brick-and-mortar retailers, online retailers and distributors and derives approximately 60% of its sales from outside of the U.S. Within the U.S., Ergobaby sells its products through over 450 brick-and-mortar retail customers and small infant and juvenile products chains, representing an estimated 2,900 retail doors. Ergobaby products are sold through its German based subsidiary, Ergobaby Europe, which services brick-and-mortar retailers and online retailers in Germany and France as well as services a network of distributors located in the United Kingdom, Austria, Finland, Russia, Switzerland, Belgium, the Netherlands, Sweden, Norway, Spain, Denmark, Italy, Turkey and the Ukraine. Sales to customers outside of the U.S. and European markets are predominantly serviced through distributors granted rights, though not necessarily exclusive, to sell within a specific geographic region.

Sales & Marketing

Within the U.S., Ergobaby directly employ sales professionals and utilizes independent sales representatives assigned to differing U.S. territories managed by in-house sales professionals. Independent salespeople in the U.S. are paid on a commission basis based on customer type and sales territory.

In Europe, Ergobaby directly employs its salespeople. In Europe, salespeople are paid a base salary and a commission on their sales, which is standard in that territory. Ergobaby Europe handles all Ergobaby distributor orders within the European countries including Russia and Ukraine; all other orders are handled through Ergobaby’s U.S. offices.

Ergobaby has implemented a multi-faceted marketing plan which includes (i) targeted print advertising; (ii) online marketing efforts, including online advertisement, search engine optimization and social networking efforts; (iii) increasing tradeshow attendance; and (iv) increasing promotional activities.

Ergobaby had approximately $13.2 million and $10.0 million in firm backlog orders at December 31, 2013 and 2012, respectively.

Competition

The infant and juvenile products market is fragmented, with a few larger manufacturers and marketers with portfolios of brands and a multitude of smaller, private companies with relatively targeted product offerings.

Within the infant and juvenile products market, Ergobaby’s Carriers primarily compete with companies that market wearable baby carriers. Within the wearable baby carrier market, several distinct segments exist, including (i) slings and wraps; (ii) soft-structured baby carriers; and (iii) hard frame baby carriers.

The primary global competitors in this segment are Baby Bjorn, Chicco, Britax and Manduca, which also market products in the premium price range. Especially in the US, Ergobaby also competes with several smaller companies that have developed wearable carriers, such as Beco, Boba, and L’il Baby. Within the soft-structured baby carrier segment, Ergobaby benefits from strong distribution, good word of mouth, and the functionality of the design.

The Orbit Baby Infant System principally competes with other premium stroller systems including Stokke, Bugaboo, UppaBaby and Quinny.

Suppliers

During 2013, Ergobaby sourced its carrier and carrier accessory products from China, Vietnam and India and manufactures its stroller systems and accessory products in China. In 2012, Ergobaby began sourcing non-organic carriers and accessories from a manufacturing facility in Vietnam. China and Vietnam accounted for approximately 76.1% of Ergobaby’s purchases in 2013. Ergobaby partnered with a manufacturer located in India in 2009, which manufactures Ergobaby’s organic carriers and accessories, and represented approximately 23.9% of Ergobaby’s purchases in 2013. Ergobaby’s manufacturers in China, Vietnam and India have the additional capacity to accommodate Ergobaby’s projected growth.

Intellectual Property

Ergobaby maintains a utility patent on its standard carrier, which was filed in 2003 and issued January 29, 2009. Notwithstanding this patent, Ergobaby primarily depends on brand name recognition and premium product offering to differentiate itself from competition. Ergobaby also has 17 patents and 5 patents pending for its Orbit Baby technology including Smart Hub.

Regulatory Environment

Management is not aware of any existing, pending, or contingent liabilities that could have a material adverse effect on Ergobaby’s business. Ergobaby is proactive regarding regulatory issues and is in compliance with all relevant regulations. Ergobaby maintains adequate product liability insurance coverage and to date has not incurred any losses. Management is not aware of any potential environmental issues.

Employees

As of December 31, 2013 Ergobaby employed 98 persons in 5 locations. None of Ergobaby’s employees are subject to collective bargaining agreements. We believe that Ergobaby’s relationship with its employees is good.

FOX

Overview

FOX, headquartered in Scott’s Valley, California is a designer, manufacturer and marketer of high-performance suspension products used primarily on mountain bikes, side-by-side vehicles, on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, or ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. FOX’s products offer innovative design, performance, durability and reliability that enhance ride dynamics (the interplay between the rider, the vehicle and the terrain), by improving performance and control. The FOX brand is associated with high-performance and technologically advanced products that provide users with improved control and a smoother ride while riding over rough terrain in varied environments.

FOX designs its products for, and markets its products to, some of the world’s leading original equipment manufacturers, or OEMs, in its markets, and to consumers through the Aftermarket channel. Management believes that OEMs often prominently display and incorporate FOX products to improve the marketability and consumer demand for their high-performance models, which reinforces the FOX brand image. In addition, consumers purchase select FOX products in the Aftermarket channel where FOX markets through a global network of dealers and distributors.

For the fiscal years ended December 31, 2013, 2012 and 2011, Fox had net sales of approximately $272.7 million, $235.9 million, and $197.7 million and operating income of $38.8 million, $26.2 million and $22.6 million, respectively. Fox had total assets of $159.4 million, $142.8 million and $130 million at December 31, 2013, 2012 and 2011, respectively. Fox’s net sales represented 27.7%, 26.7%, and 32.6% of our consolidated net sales for the years ended December 31, 2013, 2012 and 2011, respectively.

Recent Developments

On March 5, 2014, FOX entered into a definitive agreement to acquire the business of Sport Truck USA (“Sport Truck”) a full service, globally recognized distributor, primarily of its own branded aftermarket suspension solutions and a reseller of FOX products. Sport Truck also designs, markets, and distributes high quality lift kit solutions through their wholly owned subsidiaries BDS Suspension and Zone Offroad Products. FOX will acquire Sport Truck in an asset purchase transaction for approximately $44 million due at closing. The transaction is being financed with debt and includes a potential earn-out opportunity of up to a maximum of $29.3 million payable over the next three years contingent upon the achievement of certain performance based financial targets. The transaction is subject to approval by the employee stock ownership plan shareholders of Sport Truck and is expected to close by the end of March 2014.

History of Fox

Robert C. Fox, Jr. began developing suspension products in 1974 when, having participated in motocross racing, he sought to create a racing suspension shock that performed better than existing coil spring shocks. Working in a friend’s garage, Mr. Fox created the “Fox AirShox.” The product was successful, and went into production in 1975. The next year, in 1976, Fox AirShox was used by the rider who won the AMA 500cc National Motocross Championship.

FOX suspension users have won numerous major races including 500cc Grand Prix races (motocross), Baja 1000 races (off-road), AMA SuperBike races (motorcycle road racing), and the Indianapolis 500 race (auto racing), generating greater market awareness of the FOX brand among enthusiasts.

FOX applied many of the same core suspension technologies developed for motocross racing to other categories. For example, in 1987 FOX started selling high-performance suspension products for snowmobiles. By 1991, FOX began supplying the mountain bike industry with rear shocks, FOX entered the ATV and other off-road vehicle markets in the mid-1990s and in 2001 FOX began offering front fork suspension products for mountain bikes.

We purchased a majority interest in FOX on January 4, 2008.

On August 13, 2013 FOX completed an initial public offering of its common stock. FOX sold 2,857,143 of its shares and certain of its shareholders, including us, sold 7,000,000 shares at an initial offering price of $15.00 per share. FOX currently trades on the NASDAQ exchange under the symbol FOXF. Subsequent to the initial public offering we currently own 53.9% of FOX.

Industry

FOX participates in markets that are diverse, both geographically and by product type. FOX manufactures and markets high performance; premium priced (high-end) suspension products in the large global markets for mountain bikes and powered vehicles used by recreational and professional users. FOX products for powered vehicles are used primarily on Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles.

Suspension systems are critical to the performance of the mountain bikes and powered vehicles in the markets and product categories in which FOX participates. Technical features, component performance, product design, durability, reliability and brand recognition can strongly influence the purchasing decisions of consumers. Over the past decade, there have been significant technological advances in materials and features that have increased product functionality and performance, allowing high-end suspension products to be adapted for use in additional end-markets and mountain bike and powered vehicle categories.

Products and Services

FOX designs and manufactures high-performance suspension products that dissipate the energy and force generated by mountain bikes and powered vehicles while they are in motion. A suspension product allows wheels or skis (in the case of snowmobiles) to move up and down to absorb bumps and shocks while maintaining contact with the ground for better control. FOX products use adjustable suspension, position sensitive damping, multiple air spring technologies, low weight and structural rigidity, all of which improve user control for greater performance.

FOX uses high-grade materials in their products and have developed a number of sophisticated assembly machines to maintain quality across all product lines. FOX suspension products are assembled according to precise specifications throughout the assembly process to create consistently high-performance levels and customer satisfaction.

Mountain bikes—In the mountain bike product category, FOX offers high performance front fork and rear suspension products designed for cross-country, trail, all-mountain, free-ride and downhill riding. FOX also offers a ride-height adjustable seat post product ( D.O.S.S.), which was introduced in 2012 to allow a rider to adjust his or her seat position for uphill, rolling trail or downhill riding without having to stop the mountain bike to adjust the seat. Mountain bike products are sold in three series: (i) Evolution series, designed for demanding, yet value-minded, enthusiasts; (ii) Performance series, designed for experienced enthusiasts and expert riders; and (iii) Factory series, which is designed for maximum performance at a professional level.

Powered vehicles—FOX designs and manufactures high performance suspension products for Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. Products for these vehicles are designed for trail riding, racing and performance. FOX suspension products have also been used on limited quantities of off-road military vehicles and other small-scale select military applications. Products in the powered vehicle category range from two inch aluminum bolt-on shocks to patented position sensitive internal bypass shocks.

Competitive Strengths

Broad offering of high-performance products across multiple consumer markets—Through the use of adjustable suspension, position sensitive damping, multiple air spring technologies, lightweight and rigid materials, and other technologies and methods, FOX suspension products improve the performance and control of the vehicles used by its consumers. FOX management believes that its reputation for high-performance products is reinforced by the successful finishes in world class competitive events by athletes incorporating FOX products in their vehicles, including the following examples in 2013:

•	Three out of four Union Cycliste Internationale World Cup Mountain Bike Series titles;

•	World Off Road Championship Series Side x Side Production 1000 Class Championship;

•	American Motorcyclist Association, or AMA, Pro ATV Championship and first place finishes in 10 out of 10 races;

•	International Series of Champions National Pro Open Championship for snowmobiles and first place finishes in 16 out of 16 races; and

•	Two out of two overall Pro 2 Championships and first place finishes in 21 out of 29 Pro 2 races in the TORC and LOORRS off-road short course racing series

Strategic brand for OEMs, dealers and distributors—Through its strategic relationships, FOX is often sought out by OEM customers and works closely with them to develop and design new products and product enhancements. Management believes this collaborative approach and product development processes strengthen FOX’s relationships with its OEM customers. Management further believes that consumers value FOX branded suspension products when selecting high-performance mountain bikes and powered vehicles, and as a result, OEMs purchase and incorporate FOX premium suspension products in their mountain bikes and powered vehicles in order to increase the sales of their premium priced products. In addition, the inclusion of FOX products on high-end mountain bikes and powered vehicles reinforces the premium brand image which helps to drive sales in the Aftermarket channel.

Premium brand with strong consumer loyalty—FOX has developed a reputation for high-performance products resulting in a premium brand of high-performance suspension products that are generally sold at premium prices. The FOX logo is prominently displayed on each of its products used on mountain bikes and powered vehicles sold by OEM customers, which helps further reinforce its brand image. FOX management believes the FOX brand has achieved strong loyalty from its consumers.

Track record of innovation and new product introductions—FOX’s experience in suspension engineering and design in multiple markets and with a variety of vehicles, enables them to bring unique ride dynamics solutions to its customers. These ride dynamics often developed for use in one market may ultimately be deployed across multiple markets. For example, FOX’s success in the high-end ATV category led to the widespread adoption of the same suspension technology in the Side-by-Side market, which became the second largest product category by sales for FOX in 2012.

During 2013, FOX launched more than 20 new products and generated more than 70% of its sales from products it introduced during the last three years. The following are examples of recent new development.

•	Podium RC3— provides external adjustment that allows the shock to easily be tuned for different rider skill, terrain, and racing type without having to be disassembled;

•	Float X Evol— allows the rider to tune the spring characteristics of the shock via an air pump without having to remove the shock;

•

ECS Shock— an external cooling system that significantly lowers shock temperatures, allowing powered vehicles to operate at higher speeds for extended periods without sacrificing driver control, particularly in extreme environments;

•

Float iCD—provides riders the ability to adjust modes for different skills, terrains and activity levels on mountain bikes, resulting in increased utilization of the modes and an overall more efficient ride dynamics experience

Business Strategies

•

Continue to develop new and innovative products in current end-markets—FOX intends to continue to develop and introduce new and innovative products in its current end-markets to improve ride dynamics for its consumers. Management believes that high-performance and control are important to a large portion of Fox’s consumer base, and that the frequent introduction of products with innovative and improved technologies increases both OEM and aftermarket demand as consumers seek out products for their vehicles that can deliver these characteristics. Evolving market trends, such as changing mountain bike wheel sizes and increasing adoption rates of Side-by-Side vehicles, may increase demand for vehicles in FOX’s end-markets in the future, which, in turn, should increase demand for its suspension products.

•

Leverage technology and brand to expand into new categories and end-markets—FOX has a reputation as a leader in ride dynamics due to its ability to improve the performance of vehicles by incorporating high-performance suspension products. As a result FOX is often approached by OEM product development teams, athletes and others looking to improve the performance of their vehicles, including in end-markets in which where FOX may have not previously offered products. Management believes that its premium ride dynamics technologies may have applications in end-markets in which it does not currently participate in a meaningful way, and intends to selectively develop products for and forge relationships with customers in additional end-markets. These markets may include military, recreational vehicles (RVs), on-road motorcycles, commercial trucks and “performance street” cars. FOX also intends to evaluate selective potential acquisition opportunities for high-performance products and technologies that may help extend its ride dynamics platform.

•

Increase Aftermarket penetration—FOX has an Aftermarket distribution network of more than 2,500 retail dealers and distributors worldwide. FOX intends to increase this network by selectively adding dealers and distributors in certain geographic markets, in order to strategically expand Aftermarket-specific products and services to existing vehicle platforms.

•

Accelerate international growth—A significant percentage of FOX current sales are to OEMs and dealers and distributors of Aftermarket products located outside the United States. FOX believes international expansion represents a significant opportunity and intends to selectively increase infrastructure investments and focus on select geographic regions. FOX intends to leverage its brand recognition to capitalize on positive consumer trends by increasing its sales to both OEMs and dealers and distributors globally, particularly in markets perceived as significant opportunities, including Asia-Pacific (particularly China, South Korea and Australia) and South America (particularly Brazil, Argentina and Chile).

•

Improve operating and supply chain efficiencies—By enhancing design and production processes to increase efficiencies, reducing new product time to market and lowering production costs. Specifically, FOX has begun the process of moving a majority of the manufacturing of mountain bike products to Taiwan and intends to complete this process in 2015. This transition to Taiwan, once completed, will shorten production lead times to its mountain bike OEM customers in Asia, improve supply chain efficiencies and reduce manufacturing costs.

Research and Development

FOX employs full-time engineers focused on product development and employs numerous other technicians and employees who spend at least part of their time testing and using FOX products and helping develop engineering-based solutions to enhance product offerings. In addition, a large number of its employees, many of whom use FOX’s suspension products in their recreational activities, contribute to research and development and product innovation initiatives. Their involvement in the development of new products ranges from participating in initial brainstorming sessions to ride testing products in development. Product development also includes collaborating with OEM customers across end-markets, field testing by professional athletes and sponsored race teams and working with enthusiasts and other users of FOX products. This feedback helps to develop innovative products which meet FOX’s demanding standards as well as the evolving needs of professional and recreational end users and to quickly commercialize these products.

FOX’s research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance testing center equipped to enhance product safety, durability and high-performance. The testing center collects data and tests products prior to and after commercial introduction. Suspension products undergo a variety of rigorous performance and accelerated life tests before they are introduced into the market. The research and development portion of FOX’s total engineering costs totaled approximately $10.4 million, $9.7 million and $9.8 million in 2013, 2012 and 2011, respectively.

Customers

FOX currently sells its product to more than 150 OEMs and distributes its products to more than 2,500 retail dealers and distributors of Aftermarket product worldwide. In 2013, 81% of sales resulted from sales to OEM’s and 19% resulted from sales to dealers and distributors for resale in the Aftermarket channel.

Sales attributable to FOX’s 10 largest OEM customers, accounted for approximately 57%, 56% and 53% of sales in 2013, 2012 and 2011, respectively.

Sales to Fox’s largest customer accounted for approximately 17%, 13% and 12% of its sales in 2013, 2012 and 2011, respectively.

Domestic sales totaled $96.1 million, $84.3 million and $65.8 million, or 35%, 36% and 33% of total sales in 2013, 2012 and 2011, respectively. International sales totaled $176.6 million, $151.6 million and $132.0 million or 65%, 64% and 67% of total sales in 2013, 2012 and 2011, respectively. Sales attributable to countries outside the United States are based on shipment location. International sales, however, do not necessarily reflect the location of the end users of FOX products, as many of these products are incorporated into mountain bikes that are assembled at international locations and then shipped back to the United States.

Mountain bikes – FOX mountain bike suspension products are sold to more than 150 domestic and international bike OEMs, including Giant, Scott, Specialized and Trek. FOX has long-standing relationships with many of the top mountain bike OEMs. After incorporating FOX products on their mountain bikes, OEMs typically sell their mountain bikes to independent dealers, which then sell directly to consumers.

In the Aftermarket, FOX typically sells to dealers in the U.S. and through distributors internationally. These dealers then sell directly to aftermarket consumers. FOX’s overseas distributors sell to independent dealers, which then sell directly to consumers.

Powered vehicles - Suspension products for the powered vehicles industry are sold to a number of OEMs, including BRP, Ford and Polaris. FOX is currently developing relationships with new OEMs, as the powered vehicles market continues to grow. After incorporating FOX products on their powered vehicles, OEMs typically sell their powered vehicles to independent dealers, which then sell directly to consumers.

In the Aftermarket, FOX typically sells its product through dealers and distributors, both in the U.S. and internationally. FOX dealers typically sell directly to Aftermarket consumers. FOX distributors, typically sell to independent dealers, which then sell directly to consumers.

Current FOX product offerings currently target high-performance suspension products for Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. In the past, FOX products have also been used on limited quantities of off-road military vehicles and other small-scale select military applications.

Sales and Marketing

FOX employs a number of specialized and dedicated sales professionals. Each sales professional is fully committed to servicing their customers within our product categories, ensuring that FOX customers are in contact with capable and knowledgeable sales professionals to address their specific needs. FOX sales professionals receive training on the latest FOX products and technologies and attend trade shows to increase their market knowledge.

FOX’s marketing strategy focuses on strengthening and promoting the FOX brand in the marketplace. FOX strategically focuses its marketing efforts on enthusiasts seeking high-end suspension systems through promotions at destination riding locations and individual and team sponsorships and the success of professional athletes who use FOX products. This strategic focus on the performance and racing segments in FOX’s markets influences many aspiring and enthusiast consumers to purchase FOX suspension products and enables FOX products to be sold at premium price points.

Fox’s sales are seasonal. In each of the last three fiscal years, quarterly sales have been the lowest in the first fiscal quarter and the highest during the third fiscal quarter of the year.

In addition to the FOX website and traditional marketing channels, such as print advertising and tradeshows, FOX maintain an active social media presence, including a Facebook page, YouTube channel, a Vimeo page and a Twitter feed to increase brand awareness, foster loyalty and build a community of users.

Fox had approximately $22.4 million and $30.6 million in firm backlog orders at December 31, 2013 and 2012, respectively.

Competition

The markets for FOX suspension products are highly competitive. FOX competes with other companies that produce suspension products for sale to OEMs, dealers and distributors, as well as with OEMs that produce their own line of suspension products for their own use. Competition in the high-end segment of the suspension products market revolves around technical features, performance, product design, innovation, reliability and durability, brand, time to market, customer service and reliable order execution. While the pricing of competing products is always a factor, management believes the high-performance of its products justifies its premium pricing. FOX competes with several large suspension providers and numerous small manufacturers that provide branded and unbranded products across all of FOX’s product lines. These competitors can be divided into the following categories:

Mountain bikes—Within the market for mountain bike suspension products, FOX compete with several companies that manufacture front and rear suspension products, including RockShox (a subsidiary of SRAM Corporation), X-Fusion Shox (a wholly-owned subsidiary of A-Pro), Manitou (a subsidiary of HB Performance Systems), SR Suntour, DT Swiss (a subsidiary of Vereinigte Drahtwerke AG) and Marzocchi (Tenneco).

Powered vehicles—Within the market for powered vehicle suspension products, FOX competes with several companies in different submarkets. A significant competitor for suspension products in the snowmobile market is KYB (Kayaba Industry Co., Ltd.). Other suppliers of suspension products for snowmobiles include Öhlins Racing AB, Walker Evans Racing, Works Performance Products, Inc. and Penske Racing Shocks / Custom Axis, Inc. In the ATV and Side-by-Side markets, outside of captive OEM suppliers, FOX competes with ZF Sachs (ZF Friedrichshafen AG) and Walker Evans Racing for OEM business and Elka Suspension Inc., Öhlins Racing AB, Works Performance Products and Penske Racing Shocks / Custom Axis, Inc. for aftermarket business. In the market for off-road and specialty vehicle suspension products, FOX’s two biggest competitors are ThyssenKrupp Bilstein Suspension GmbH (commonly known as Bilstein) and King Shock Technology, Inc. (commonly known as King Shock). Other competitors include Icon Vehicle Dynamics, Sway-A-Way, Pro Comp USA Suspension and Rancho (Tenneco).

Competition in the high-end performance segment of the suspension market revolves around technical features, performance and durability, customer service, price and reliable order execution. While pricing of competing products is always a factor, FOX management believes that the high-performance of their products helps justify their premium pricing.

Suppliers

FOX’s primary raw materials used in the production of its products are aluminum, magnesium and steel. FOX uses multiple suppliers for these raw materials and believe that these raw materials are in adequate supply and available from many suppliers at competitive prices. Prices for these raw materials fluctuate from time to time, but historically, price fluctuations have not had a material impact on production costs.

FOX works closely with its supply base, and depends upon certain suppliers to provide raw inputs, such as forgings, castings and molded polymers that have been optimized for weight, structural integrity, wear and cost. In certain circumstances, FOX depends upon a limited number of suppliers for such raw inputs. FOX typically has no firm contractual sourcing agreements with these suppliers other than purchase orders.

Miyaki is the exclusive producer of the Kashima coating for our suspension component tubes. As part of our agreement with Miyaki, which we entered into in 2009, or the Kashima Agreement, we have been granted the exclusive right to use the trademark “KASHIMACOAT” on products comprising the aluminum finished parts for suspension components (e.g., tubes) and on related sales and marketing material worldwide, subject to a minimum model year order and certain other exclusions. The Kashima Agreement does not contain minimum purchase obligations.

Manufacturing

FOX manufactures and completes final assembly on its products. By controlling the manufacturing process of its products, FOX is able to maintain strict quality standards, customize machines and processes for the specific requirements of a product, and quickly respond to feedback receive on products in development. Furthermore, manufacturing its own products enables FOX to adjust labor and production inputs to meet seasonal demands and the customized requirements of some of its customers.

FOX currently manufactures the majority of its suspension products at its California facilities. FOX is currently in the process of transitioning the majority of its mountain bike products manufacturing operations to a new facility in Taichung, Taiwan over the next three years, with the final completion of the transition scheduled for 2015. In connection with this transition, FOX anticipates using suppliers who are located closer to the Taichung facility for a number of materials and components. As of December 31, 2013 manufacturing operations at its Taiwan facility are limited. During the transition period, FOX will manufacture mountain bike suspension products at both the manufacturing facility in Watsonville, California and in Taichung, Taiwan, thereby providing dual manufacturing facilities and reducing the risk of interruptions. Management believes that the orderly transition of the majority of the mountain bike manufacturing operations from California to Taiwan should enable them to maintain FOX’s strict quality control standards, meet product demand requirements and relocate the majority of the manufacturing of its mountain bike products to a location (Taiwan) that is geographically close to a number of its mountain bike OEMs. It is estimated that sales to mountain bike OEMs located in Taiwan represented approximately 50% of total FOX sales to mountain bike OEMs in the year ended December 31, 2013.

Intellectual Property

FOX relies upon a combination of patents, trademarks, trade names, licensing arrangements, trade secrets, know-how and proprietary technology in order to secure and protect is intellectual property rights.

FOX diligently protects new technologies with patents and trademarks and defend against patent infringement allegations. As of December 31, 2013, FOX owned 37 patents on proprietary technologies related to vehicle suspension and other products and had approximately 82 patent pending applications on file in the U.S. and European Patent Offices. FOX’s principal intellectual property also includes its trademarks. FOX has more than 50 pending or registered trademarks in the U.S. and a number of international jurisdictions.

Regulatory Environment

Environmental—FOX’s manufacturing operations, facilities and properties in the United States and Taiwan are subject to evolving foreign, international, federal, state and local environmental and occupational health and safety laws and regulations, including those governing air emissions, wastewater discharge and the storage and handling of chemicals and hazardous substances. Failure to comply with such laws and regulations could subject FOX to significant fines, penalties, costs, liabilities or restrictions on operations.

FOX management believes that its operations are in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations, and compliance with such laws and regulations has not had, nor is it expected to have, a material impact on earnings or competitive position. However, new requirements, more stringent application of existing requirements or the discovery of previously unknown environmental conditions could result in material environmental related expenditures in the future.

Consumer safety—FOX is subject to the jurisdiction of the United States Consumer Product Safety Commission, or the CPSC, and other federal, state and foreign regulatory bodies. Under CPSC regulations, a manufacturer of consumer goods is obligated to notify the CPSC, if, among other things, the manufacturer becomes aware that one of its products has a defect that could create a substantial risk of injury. If the manufacturer has not already undertaken to do so, the CPSC may require a manufacturer to recall a product, which may involve product repair, replacement or refund.

Employment—FOX is subject to numerous foreign, federal, state and local government laws and regulations governing its relationships with its employees, including those relating to minimum wage, overtime, working conditions, hiring and firing, non-discrimination, work permits and employee benefits. Management believes that FOX’s operations are conducted in compliance, in all material respects, with such laws and regulations.

Employees

As of December 31, 2013, FOX employed approximately 670 full-time employees in the United States, Europe and Taiwan. FOX also hires part-time employees at its manufacturing facilities to help meet seasonal demands. None of FOX’s employees are subject to collective bargaining agreements. FOX has never experienced a material work stoppage or disruption to its business relating to employee matters and believe that relationships with their employees is good.

Liberty Safe

Overview

Liberty Safe, headquartered in Payson, Utah and founded in 1988, is the premier designer, manufacturer and marketer of home, gun and office safes in North America. From its over 204,000 square foot manufacturing facility, Liberty Safe produces a wide range of home, office and gun safe models in a broad assortment of sizes, features and styles ranging from an entry level product to good, better and best products. Products are marketed under the Liberty Safe brand, as well as a portfolio of licensed and private label brands, including Remington, Cabela’s and John Deere. Liberty Safe’s products are the market share leader and are sold through an independent dealer network (“Dealer sales”) in addition to various sporting goods and home improvement retail outlets (“Non-Dealer sales” or “National sales”). Liberty Safe has the largest independent dealer network in the industry.

Historically approximately 60% of Liberty Safe’s sales are Non-Dealer sales and 40% are Dealer sales.

For the fiscal years ended December 31, 2013, 2012 and 2011, Liberty Safe had net sales of approximately $126.5 million, $91.6 million and $82.2 million (from date of acquisition), respectively, and operating income of $12.5 million, $6.0 million and $4.3 million in the years ended December 31, 2013, 2012 and 2011 respectively. Liberty Safe had total assets of $94.8 million, $82.4 million and $85.9 million at December 31, 2013, 2012 and 2011, respectively. Net sales from Liberty Safe represented 12.8%, 10.4% and 13.6% of our consolidated net sales for the year ended December 31, 2013, 2012 and 2011, respectively.

History of Liberty Safe

The Liberty Safe brand and its leading market share has been built over a 24 year history of superior product quality, engineering and design innovation, and leading customer service and sales support. Liberty Safe has a long history of continuous improvement and innovative approaches to sales and marketing, product development and manufacturing processes. Significant investments over the last five years have solidified Liberty Safe’s reputation for providing substantial value to retailers and enhanced its long-standing position as the leading producer of premium home, office and gun safes.

Liberty Safe commenced operations in 1988 and throughout 1991 and 1992, increased its distribution capabilities, establishing a regional sales force model to better serve the Dealer channel. This expanded sales coverage gave Liberty Safe the needed organizational structure to provide ready support and products nationwide, helping to establish its reputation for service to its customers. On the strength of its growing reputation and national sales presence, Liberty Safe achieved the status of the #1 selling safe company in America in 1994, according to Sargent and Greenleaf data, the major lock supplier to the industry, a position that it has maintained to this day. In 2001, Liberty Safe opened its current 204,000 square foot state-of-the-art facility in Payson, UT and consolidated all of its manufacturing and distribution operations to a centralized location. As the only facility in the industry utilizing significant automation and a streamlined roll-form manufacturing process, it represented a significant step forward when compared to the production capabilities of its competitors. Incremental investments following the consolidation have solidified Liberty Safe’s position as the pre-eminent low-cost and most efficient domestic manufacturer.

Beginning in 2007, Liberty Safe reorganized its manufacturing process, retooled its product line for increased standardization throughout the production process and realigned employee incentives to increase labor efficiency. These improvements enabled Liberty Safe to shift from build-to-stock production to build-to-order with shorter lead time requirements, greater labor efficiency and reduced working capital.

During 2011 Liberty Safe constructed a new production line that has allowed Liberty to build entry level safe products in- house. This production line produces home and gun safe models that were previously completely sourced through foreign manufacturers. The production line began operations in February 2012 and Liberty is currently manufacturing two different models of safes on this line which translates into five new SKUs. Liberty invested over $9.0 million to build the line. This investment in production capacity now makes Liberty Safe the largest manufacturer of home, office and gun safes in the world. This added investment in capacity in the U.S. will allow Liberty Safe to provide shorter lead times and more competitive pricing to its North American customer base. This will allow Liberty safe to capture additional market share, growing its revenue base and adding more margin dollars to the bottom line. In addition, Liberty Safe will be able to reduce its investment in inventory by no longer having to rely entirely upon long lead times associated with importing safes and the risk inherent in forecasting.

We purchased a majority interest in Liberty Safe on March 31, 2010.

Industry

Liberty Safe competes in the broadly defined North American safe industry which includes fire and document safes, media and data safes, depository safes, gun safes and cabinets, home safes and hotel safes. According to Global Industry Analysts, (“GIA”) March 2008 report, the global safe industry was estimated to be approximately $2.9 billion of wholesale sales in 2008, and grew consistently at an estimated CAGR of 4.3% from 2000 to 2009. Consistent growth has been one of the defining characteristics of this industry, and GIA anticipates it will continue at a rate of 4.4% from 2009 through 2015

Products & Services

Liberty Safe offers home, office and gun safes with retail prices ranging from $400 to $8,000.

Liberty Safe produces 39 home and gun safe models with the most varied assortment of sizes, feature upgrades, accessories and styling options in the industry. Liberty Safe’s premium home and gun safe product line covers sizes from 12 cu. ft. to 50 cu. ft. with smaller sizes available for its personal home safe. Liberty also imports over 40 home and gun safe models primarily for sales to Non-Dealer accounts. Liberty Safe markets its products under Company-owned brands and a portfolio of licensed and private label brands, including Remington, Cabela’s, John Deere and others. Liberty Safe also sells commercial safes, vault doors and a number of accessories and options. The overwhelming majority of revenue is derived from the sales of safes.

Competitive Strengths

#1 Premium Home and Gun Safe Brand with Strong Momentum in the Market—Liberty Safe achieved the status of #1 selling safe company in America in 1994 (per statistics provided by Sargent & Greenleaf, the primary lock supplier to the industry) and maintains this prominent position today. Management estimates that Liberty Safe’s net sales are over twice those of its next largest competitor in the category. Liberty Safe continues to gain market share from the various smaller participants who lack the distribution and sales and marketing capabilities of Liberty Safe.

State-of-the-Art and Scalable Operations—Over the past five years, management has constructed a highly scalable operational platform and infrastructure that has positioned Liberty Safe for substantial sales growth and enhanced profitability in the coming years. Liberty Safe transitioned itself from a manufacturing oriented operating culture to a demand-based, sales-oriented organization. It’s strategic transition required the implementation of a demand-based sales and operating platform, which included (i) new equipment to drive automation and capacity improvements; (ii) reengineered product lines and production processes to drive efficiency through greater standardization in production; and (iii) new employee incentives tied to labor efficiency, which has improved worker performance as well as employee attitude. These initiatives are enhanced by an experienced senior executive team, a balanced sourcing and in-house manufacturing production strategy, advanced distribution capabilities and sophisticated IT systems. Liberty has combined its demand-based sales and operating initiatives with upgraded production equipment to drive multiple operational improvements. Since 2007, Liberty has reduced its lead times from 4 – 6 weeks to approximately seven days. These shorter production cycles coupled with better demand forecasting have significantly reduced working capital needs for the business by reducing domestic inventory from approximately 7,000 units to 3,000 units since 2007. During a period of 2013 lead times actually increased due to a significant spike in demand for safes from its customers. That demand spike subsided towards the end of fiscal 2013 where again, shorter lead times were experienced. Improved automation and workflow organization have decreased labor hours over 20% per safe from 8.3 in 2005 to 6.3 in 2012 for rolled steel safes. These recent initiatives combined with Liberty’s cumulative historical investments in operational capabilities have created a lasting competitive advantage over its smaller competitors, who utilize labor-intensive operations and lack the company’s lean manufacturing culture.

Historically, Liberty Safe maintained an optimal mix of in-house and Asian-sourced manufacturing in order to improve its ability to meet customer inventory needs. Beginning in 2012 Liberty Safe began manufacturing entry level safes that were previously completely sourced from an Asian manufacturer, on its new production line. In 2013, the market enjoyed unprecedented heightened demand related to gun sales resulting from threats of additional gun legislation. This caused Liberty Safe to reinstitute its import channel of safes. In 2013, approximately 82% of safes were made in the United States while the balance came from imported product. This was necessary as demand exceeded Liberty’s manufacturing capacity.

Liberty Safe has leased for the past ten years a manufacturing and distribution facility in Payson, Utah that management believes represents the most scalable domestic facility in the industry. Liberty Safe’s multi-faceted production capabilities allow for substantial flexibility and scalable capacity, thus assuring a level of supply chain execution far superior to any of its competitors.

Reputation for High Quality Products—Liberty Safe offers only the highest quality products on a consistent basis, which over the years has gained it an enviable reputation and a key point of differentiation from its competitors. Liberty Safe distinguishes its products through tested security and fire protection features and industry leading design focused on functionality and aesthetics. The design of its safes meet rigorous internal benchmarks for security and fire protection, with most receiving certification from Underwriters Laboratory, Inc. (“UL”), the leading product safety standard certification, for its security capabilities. Additionally, Liberty Safe’s investment in accessories and feature options have made Liberty safes the most visually appealing and functional in the industry, while providing more customized solutions for retailers and consumers.

Trusted Supplier to National Retailer and Dealer Accounts—Liberty Safe’s comprehensive, high-quality product offering and sophisticated sales and marketing programs have made it a critical supplier to a diverse group of national accounts and dealers. Initially a key supplier primarily to the dealer channel, it has expanded its business with national accounts, such as Gander Mountain, Cabela’s and True Value Hardware. Liberty Safe provides a superior value proposition as a supplier for its national retailers and dealers via its well-recognized brands, lifetime product warranty, tailored merchandising, category management solutions and superior supply chain execution. Further, Liberty Safe’s products generate more profitable floor-space, with both high absolute gross profit and retail margins over 30%. High retail profitability plus increased inventory turns has entrenched Liberty Safe as a key partner in customers’ success in the safe category. As a core element of building its relationships, Liberty Safe has invested significantly in making its retailers better salespeople through a proprietary suite of training tools, including in-store training, new product demonstrations, online education programs and sales strategy literature.

Business Strategies

Liberty Safe has experienced strong historical growth while executing on multiple new sales and operational initiatives, positioning it to continue to increase its scale and improve profitability. Liberty’s growth strategy is rooted in the sales and marketing and operational initiatives that have spurred its expansion into new accounts and increased penetration of existing accounts. Liberty has significant opportunity in its existing channels to continue to build upon its already strong market share. In addition to growth within its current channels, Liberty’s core competencies can be successfully applied to ventures in the broader security equipment market. Liberty has explored certain of these opportunities, but due to the prioritization of operational initiatives and expansion opportunities within existing channels, they have not been aggressively pursued. Potential near-to-medium term areas for expansion of Liberty’s platform include:

•	Expand Liberty’s product line into the broader home and office safe market through current customers or new distribution strategies;

•	Further develop international distribution by entering new countries and expanding current limited presence in Canada, Mexico and Europe;

•

Enter the residential security market through a strategic partnership with a provider of residential security service solutions to provide a more complete physical and electronic security solution; and

•	Acquire businesses within the premium home and gun safe industry and/or leverage Liberty’s platform into new products or channels

•	Offer additional accessory products to existing distribution networks

Research and Development

Liberty Safe is the engineering and design leader in its sector, due to a history of first-to-market features and standard-setting design improvements. Liberty’s proactive solicitation of feedback and constant interaction with consumers and retail customers across diverse channels and geographies enables Liberty Safe to stay at the forefront of customer demands. Liberty’s approach to product development increases the likelihood of market acceptance by creating products that are more relevant to consumers’ demands. Research and development costs were $0.7 million in 2013 and $0.8 million in each of the years 2012 and 2011.

The below charts represents some of the recent innovations in product design (and functionality) that have come about from Liberty’s dedication to R&D:

Product	Function/Benefit
Cool Pocket TM	Keeps documents 50% cooler than rest of safe
Integrated lighting system	Automatic on/off interior lights
Palusol Heat activated door	Seal expands seven times its size in fire
Liberty Tough Doors	Enhanced protection against side bolt prying
Marble gloss powder coat paint	Provides smooth glass finish
4 in 1 Flex storage system	Adjustable shelving configurations
Door panels	Pocket variety to store handguns and other items
Magnetic magazine mount	Ammunition storage that adhere to any surface
Bright view wand light kit	Provides better lighting solution.
Bow hanger	Allows bow to hang in safe
Safe Alert sensor	Moniters and alerts owners of temperatures inside the safe

In addition to product enhancements, new products, such as the Fatboy® Series, have been launched from Liberty’s commitment to R&D.

Based on consumer feedback, Liberty saw demand for safes that were capable of holding more valuables within the safe but at a lower price point than Liberty’s current large safe models. Within 3 months of conception, Liberty introduced the successful Fatboy® series in February 2010. The Fatboy® and Fatboy Jr.® models, which are wider and deeper than traditional safes, were a natural complement to Liberty’s current products, targeted at a specific customer need. The introduction and success of the Fatboy® series demonstrates Liberty’s proven ability to recognize market opportunities, engineer a responsive product and execute market delivery. Beginning in 2012 Liberty Safe introduced five new SKUs, manufactured on its new production line, with a unique locking system to service the entry level safe market. This line was responsible for approximately $15 million in 2013 sales.

Customers

Liberty Safe has fostered long-term relationships with leading national retailers (National or Non-Dealer) as well as numerous Dealers, enabling Liberty Safe to achieve considerable brand awareness and channel exposure. Traditionally, the Dealer channel has accounted for the majority of the Liberty Safe’s sales, but through significant investment in its national accounts sales and marketing efforts, Liberty Safe has also become the leading supplier to National accounts. Expansion into National accounts is part of Liberty Safe’s strategy to reach a broader customer base and more varied demographics. National account customers include sporting goods retailers, farm & fleet retailers, home improvement retailers and club retailers. As of December 31, 2013, 2012 and 2011, Liberty Safe had 15, 16 and 16 Non-Dealer account customers, respectively, that are estimated to have accounted for approximately 59%, 57% and 61% of net sales, respectively.

Dealer customers include local hunting and fishing stores, hardware stores and numerous other local, independent store models. As of December 31, 2013, 2012 and 2011, there were 306, 343 and 325 Dealers that accounted for 41%, 43% and 39% of net sales, respectively.

Liberty Safe’s largest customer accounted for approximately 18.0%, 15.0% and 13.2% of net sales in 2013, 2012 and 2011, respectively.

Sales & Marketing

Liberty Safe possesses robust sales and marketing capabilities in the safe industry. Liberty Safe utilizes separate sales teams for National accounts and Dealers, which enables it to provide more focused and effective strategies to manage and develop relationships within different channels. Liberty Safe has made significant recent investments in the development of a comprehensive sales and marketing program including merchandising, sales training and tools, promotions and supply chain management. Through these various initiatives, Liberty Safe offers highly adaptable programs to suit the varying needs of its retailers. This has enabled Liberty Safe to become a key supplier across diverse channels. Liberty Safe began advertising nationally on the Glenn Beck radio show in the second half of 2010. This advertising has been highly successful and Liberty has continued this advertising in each of the following years and intends on continuing this advertisement in the future.

Liberty Safe’s comprehensive service offering makes it uniquely suited to service national retailers in a variety of channels. Liberty Safe has designed a Store-within-a-Store program and a more comprehensive Safe Category Management program to build relationships and increase its importance to retailers. Primarily utilized with sporting goods retailers, the Store-within-a-Store concept successfully integrates the effective sales strategies of its dealers for selling a high-price point, niche product into a larger store format. Centered on communicating the benefits of its products to customers, the program enables retailers to more effectively up-sell customers through a good-better-best merchandising platform, increasing margin and inventory turns for its retailers. Liberty’s Safe Category Management program builds on the Store-within-a-Store concept to provide greater sales and marketing control and more complete inventory management solutions. This program facilitates Liberty Safe becoming the sole supplier to retailers, providing large incremental expansion and stronger relationships at accounts. No other market participant has the capabilities to provide a comprehensive suite of customer service solutions to national retailers, such as customized SKU programs, a Store-within-a-Store program and a Safe Category Management program. Liberty’s sales are typically lowest in the second fiscal quarter due to lower demand for safes at the onset of summer, although this was not the case in 2013 due to significant sales backlog experienced throughout the year.

Competition

Liberty Safe is the premier brand in the premium home and gun safe industry, with an estimated 34% market share in the category. Liberty is in a class by itself when it comes to manufacturing technology and efficiency an d supply chain capabilities. Competitors are generally more heavily focused on either smaller, sourced safes or large, domestically produced safes. Competitive domestic manufacturers run “blacksmith” type factories that are small, inefficient and require a tremendous amount of manual labor that produces inconsistent product. In addition, many of Liberty’s competitors are directly tied to a third-party brand, such as Browning, Winchester or RedHead / Bass Pro.

Liberty competes with other safe manufacturers based on price, breadth of product line, technology, product supply chain capabilities and marketing capabilities.

Channel diversity in the premium home and gun safe industry is rare, with most companies having greater concentration in either the dealer channel or national accounts, but rarely having the supply chain capabilities or sales and marketing programs to service both channels effectively such as Liberty Safe does. Major competitors have limited sales and marketing departments and programs, making it difficult for them to expand sales and gain market share.

Suppliers

Liberty’s primary raw materials are steel, sheetrock, wood, locks, handles and fabric, for which it receives multiple shipments per week. Materials, on average, account for approximately 65% of the total cost of a safe, with steel accounting for approximately 55% of material costs. Liberty purchases its materials from a combination of domestic and foreign suppliers. Historically, Liberty Safe has been able to pass on raw material price increases to its customers.

Liberty purchased over 39 million pounds of steel in 2013 primarily from domestic suppliers, using contracts that lock in prices two to three fiscal quarters in advance. Liberty Safe purchases coiled and flat steel in gauges from four to 14. Liberty Safe specifies rigorous requirements related to surface and edge finish and grain direction. All steel products are checked to ASTM specification and dimensional tolerances before entering the production process.

In 2013 Liberty Safe re-established its relationship with its former Asian supplier of safes due to unprecedented demand for product from its customers. Liberty’s manufacturing facility could not keep up with the demand. As a result approximately 18% of 2013 safe sales were from import product. Management expects this to decrease in the future as overall demand is expected to decrease.

Liberty Safe had approximately $9.1 million and $13.2 million in firm backlog orders at December 31, 2013 and 2012, respectively.

Intellectual Property

Liberty Safe relies upon a combination of patents and trademarks in order to secure and protect its intellectual property rights.

Liberty Safe currently owns 25 trademarks and 2 patents on proprietary technologies for safe products.

Regulatory Environment

Liberty Safes’ management believes that Liberty Safe is in compliance with applicable environmental and occupational health and safety laws and regulations. Liberty Safe has recently moved to a powder paint application in order to reduce hazardous VOC emissions.

Employees

As of December 31, 2013, Liberty Safe had over 400 full-time employees and 112 temporary employees. Liberty’s labor force is non-union. Management believes that Liberty Safe has an excellent relationship with its employees.

Niche Industrial Businesses

Advanced Circuits

Overview

Advanced Circuits, headquartered in Aurora, Colorado, is a provider of prototype, quick-turn and production rigid PCBs, throughout the United States. Advanced Circuits also provides its customers with assembly services in order to meet its customers’ complete PCB needs. The prototype and quick-turn portions of the PCB industry are characterized by customers requiring high levels of responsiveness, technical support and timely delivery. Due to the critical roles that PCBs play in the research and development process of electronics, customers often place more emphasis on the turnaround time and quality of a customized PCB than on the price. Advanced Circuits meets this market need by manufacturing and delivering custom PCBs in as little as 24 hours, providing customers with over 98% error-free production and real-time customer service and product tracking 24 hours per day. In each of the years 2013, 2012 and 2011, over 60% of Advanced Circuits’ sales were derived from highly profitable prototype and quick-turn production PCBs. Advanced Circuits’ success is demonstrated by its broad base of over 11,000 customers with which it does business throughout the year.

For the full fiscal years ended December 31, 2013, 2012 and 2011, Advanced Circuits had net sales of approximately $87.4 million, $84.1 million and $78.5 million, respectively and operating income of $22.9 million, $24.0 million and $26.6 million, respectively. Advanced Circuits had total assets of $84.7 million, $91.4 million and $88.7 million at December 31, 2013, 2012 and 2011, respectively. Net sales from Advanced Circuits represented 8.9%, 9.5%, and 12.9% of our consolidated net sales for the years 2013, 2012 and 2011, respectively.

History of Advanced Circuits

Advanced Circuits commenced operations in 1989 through the acquisition of a small Denver based PCB manufacturer, Seiko Circuits. During its first years of operations, Advanced Circuits focused exclusively on manufacturing high volume, production run PCBs with a small group of proportionately large customers. In 1992, after the loss of a significant customer, Advanced Circuits made a strategic shift to limit its dependence on any one customer. As a result, Advanced Circuits began focusing on developing a diverse customer base, and in particular, on providing research and development professionals at equipment manufacturers and academic institutions with low volume, high margin, customized prototype and quick-turn PCBs.

In 1997, Advanced Circuits increased its capacity and consolidated its facilities into its current headquarters in Aurora, Colorado. In 2003, to support its growth, Advanced Circuits expanded its PCB manufacturing facility by approximately 37,000 square feet or approximately 150%. In 2013 Advanced Circuits added approximately 50,000 square feet and moved its administrative and engineering group next door to its production facilities.

In March 2010, Advanced Circuits acquired Circuit Express, Inc. (“CEI”) for approximately $16.1 million. Based in Tempe, Arizona and founded in 1987, CEI focuses on quick-turn and prototype manufacturing of rigid PCBs primarily for aerospace and defense related industry customers. CEI also specializes in expedited delivery in as fast as 24 hours. CEI reported net sales of approximately $16.4 million in 2010 and $18.7 million for the full fiscal 2011 year.

On May 23, 2012, Advanced Circuits acquired Universal Circuits, Inc. (“UCI”) for approximately $2.3 million. UCI supplies PCBs to major military, aerospace, and medical original equipment manufacturers and contract manufacturers. UCI’s Minnesota facility meets certain Department of Defense clearance requirements and is noted for custom and advanced technologies. Universal Circuits’ sales are primarily in the long-lead sector.

We purchased a controlling interest in Advanced Circuits on May 16, 2006.

Industry

The PCB industry, which consists of both large global PCB manufacturers and small regional PCB manufacturers, is a vital component to all electronic equipment supply chains, as PCBs serve as the foundation for virtually all electronic products, including cellular telephones, appliances, personal computers, routers, switches and network servers. PCBs are used by manufacturers of these types of electronic products, as well as by persons and teams engaged in research and development of new types of equipment and technologies.

Production of PCBs in North America has declined since 2000 and is expected to show flat to modest growth in fiscal 2014 according to the IPC 2013 Analysis. The rapid decline in United States production was caused by (i) reduced demand for and spending on PCBs following the technology and telecom industry decline in early 2000; and (ii) increased competition for volume production of PCBs from Asian competitors benefiting from both lower labor costs and less restrictive waste and environmental regulations. While Asian manufacturers have made large market share gains in the PCB industry overall, prototype and quick-turn production, some of the more complex volume production and military production have remained strong in the United States.

Both globally and domestically, the PCB market can be separated into three categories based on required lead time and order volume:

•

Prototype PCBs — These PCBs are typically manufactured for customers in research and development departments of original equipment manufacturers, or OEMs, and academic institutions. Prototype PCBs are manufactured to the specifications of the customer, within certain manufacturing guidelines designed to increase speed and reduce production costs. Prototyping is a critical stage in the research and development of new products. These prototypes are used in the design and launch of new electronic equipment and are typically ordered in volumes of 1 to 50 PCBs. Because the prototype is used primarily in the research and development phase of a new electronic product, the life cycle is relatively short and requires accelerated delivery time frames of usually less than five days and very high, error-free quality. Order, production and delivery time, as well as responsiveness with respect to each, are key factors for customers as PCBs are indispensable to their research and development activities.

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

•

Volume Production PCBs — These PCBs, which we sometimes refer to as “long lead” and “sub-contract” are used in the full scale production of electronic equipment and specifications conform strictly to end product requirements. Volume Production PCBs are ordered in large quantities, usually over 100 units, and response time is less important, ranging between 15 days to 10 weeks or more.

These categories can be further distinguished based on board complexity, with each portion facing different competitive threats. Advanced Circuits competes largely in the prototype and quick-turn production portions of the North American market, which have not been significantly impacted by Asian based manufacturers due to the quick response time required for these products. Management believes the North American PCB market is estimated to be approximately $3.5 billion in 2014.

Several significant trends are present within the PCB manufacturing industry, including:

•

Increasing Customer Demand for Quick-Turn Production Services — Rapid advances in technology are significantly shortening product life-cycles and placing increased pressure on OEMs to develop new products in shorter periods of time. In response to these pressures, OEMs invest heavily in research and development, which results in a demand for PCB companies that can offer engineering support and quick-turn production services to minimize the product development process.

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

Products and Services

A PCB is comprised of layers of laminate and contains patterns of electrical circuitry to connect electronic components. Advanced Circuits typically manufactures 2 to 20 layer PCBs, and has the capability to manufacture up even higher layer PCBs. The level of PCB complexity is determined by several characteristics, including size, layer count, density (line width and spacing), materials and functionality. Beyond complexity, a PCB’s unit cost is determined by the quantity of identical units ordered, as engineering and production setup costs per unit decrease with order volume, and required production time, as longer times often allow increased efficiencies and better production management. Advanced Circuits primarily manufactures lower complexity PCBs.

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

Advanced Circuits assists its customers throughout the life-cycle of their products, from product conception through volume production. Advanced Circuits works closely with customers throughout each phase of the PCB development process, beginning with the PCB design verification stage using its unique online FreeDFM.com tool, FreeDFM.comTM, which was launched in 2002, enables customers to receive a free manufacturability assessment report within minutes, resolving design problems that would prohibit manufacturability before the order process is completed and manufacturing begins. The combination of Advanced Circuits’ user-friendly website and its design verification tool reduces the amount of human labor involved in the manufacture of each order as PCBs move from Advanced Circuits’ website directly to its computer numerical control, or CNC, machines for production, saving Advanced Circuits and customers cost and time. As a result of its ability to rapidly and reliably respond to the critical customer requirements, Advanced Circuits receives a premium for their prototype and quick-turn PCBs as compared to volume production PCBs.

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

The following table shows Advanced Circuits’ gross revenue by products and services for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Gross Sales by Products and Services(1)
Prototype Production	24.3%	28.4%	29.3%
Quick-Turn Production	30.6%	31.9%	33.6%
Volume Production (including assembly)	44.7%	38.1%	35.5%
Third Party	0.4%	1.6%	1.6%

Total	100.0%	100.0%	100.0%

(1)	As a percentage of gross sales, exclusive of sale discounts.

Competitive Strengths

Advanced Circuits has established itself as a leading provider of prototype and quick-turn PCBs in North America and focuses on satisfying customer demand for on-time delivery of high-quality PCBs. Advanced Circuits’ management believes the following factors differentiate it from many industry competitors:

•

Numerous Unique Orders Per Day — For the year ended December 31, 2013, Advanced Circuits received on average over 300 customer orders per day. Due to the large quantity of orders received, Advanced Circuits is able to combine multiple orders in a single panel design prior to production. Through this process, Advanced Circuits is able to reduce the number of costly, labor intensive equipment set-ups required to complete several manufacturing orders. As labor represents the single largest cost of production, management believes this capability gives Advanced Circuits a unique advantage over other industry participants. Advanced Circuits maintains proprietary software that maximizes the number of units placed on any one panel design. A single panel set-up typically accommodates 1 to 12 orders. Further, as a “critical mass” of like orders is required to maximize the efficiency of this process, management believes Advanced Circuits is uniquely positioned as an efficient manufacturer of prototype and quick-turn PCBs.

•

Diverse Customer Base — Advanced Circuits possesses a customer base with little industry or customer concentration exposure. During fiscal year ended December 31, 2013, Advanced Circuits did business with over 11,000 customers and added over 180 new customers per month. For each of the years ended December 31, 2013, 2012 and 2011, no customer represented over 2% of net sales.

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

Business Strategies

Advanced Circuits’ management is focused on strategies to increase market share and further improve operating efficiencies. The following is a discussion of these strategies:

•

Increase Portion of Revenue from Prototype and Quick-Turn Production — Advanced Circuits’ management believes it can grow revenues and cash flow by continuing to leverage its core prototype and quick-turn capabilities. Over its history, Advanced Circuits has developed a suite of capabilities that management believes allow it to offer a combination of price and customer service unequaled in the market. Though reductions in military spending have created headwinds recently, Advanced Circuits intends to leverage this factor, as well as its core skill set, to increase net sales derived from higher margin prototype and quick-turn production PCBs. In this respect, marketing and advertising efforts focus on attracting and acquiring customers that are likely to require these premium services. And while production composition may shift, growth in these products and services is not expected to come at the expense of declining sales in volume production PCBs, as Advanced Circuits intends to leverage its extensive network of third-party manufacturing partners to continue to meet customers’ demand for these services.

•

Acquire Customers from Local and Regional Competitors — Advanced Circuits’ management believes the majority of its competition for prototype and quick-turn PCB orders comes from smaller scale local and regional PCB manufacturers. As an early mover in the prototype and quick-turn sector of the PCB market, Advanced Circuits has been able to grow faster and achieve greater production efficiencies than many industry participants. Management believes Advanced Circuits can continue to use these advantages to gain market share. Further, Advanced Circuits continues to enter into prototype and quick-turn manufacturing relationships with several subscale local and regional PCB manufacturers. Management believes that while many of these manufacturers maintain strong, longstanding customer relationships, they are unable to produce PCBs with short turn-around times at competitive prices. As a result, Advanced Circuits sees an opportunity for growth by providing production support to these manufacturers or direct support to the customers of these manufacturers, whereby the manufacturers act more as a broker for the relationship.

•

Remain Committed to Customers and Employees — Advanced Circuits has remained focused on providing the highest quality products and services to its customers. We believe this focus has allowed Advanced Circuits to achieve its outstanding delivery and quality record. Advanced Circuits’ management believes this reputation is a key competitive differentiator and is focused on maintaining and building upon it. Similarly, management believes its committed base of employees is a key differentiating factor. Advanced Circuits currently has a profit sharing program and tri-annual bonuses for all of its employees. Management also occasionally sets additional performance targets for individuals and departments and establishes rewards, such as lunch celebrations or paid vacations, if these goals are met. Management believes that Advanced Circuits’ emphasis on sharing rewards and creating a positive work environment has led to increased loyalty. Advanced Circuits plans to continue to focus on similar programs to maintain this competitive advantage.

•

Opportunistically Acquire Smaller PCB Manufacturers — Historically Advanced Circuits has selectively made tuck-in acquisitions of regional PCB manufacturers, including the acquisitions of Circuit Express, Inc. in 2010 and Universal Circuits, Inc. in 2012. Management will continue to seek tuck-in acquisitions of smaller PCB manufacturers where sales and operational efficiencies can be realized, or strategic technical capabilities expanded.

Research and Development

Advanced Circuits engages in continual research and development activities in the ordinary course of business to update or strengthen its order processing, production and delivery systems. By engaging in these activities, Advanced Circuits expects to maintain and build upon the competitive strengths from which it benefits currently. Research and development expenses were not material in each of the last three years.

Customers

Advanced Circuits’ focus on customer service and product quality has resulted in a broad base of customers in a variety of end markets, including industrial, consumer, telecommunications, aerospace/defense, biotechnology and electronics manufacturing. These customers range in size from large, blue-chip manufacturers to small, not-for-profit university engineering departments. The following table sets forth management’s estimate of Advanced Circuits’ approximate customer breakdown by industry sector for the fiscal years ended December 31, 2013, 2012 and 2011:

Industry Sector	2013 Customer Distribution	2012 Customer Distribution	2011 Customer Distribution
Electrical Equipment and Components	24%	28%	30%
Measuring Instruments	7%	8%	8%
Electronics Manufacturing Services	22%	20%	19%
Engineer Services	4%	5%	8%
Industrial and Commercial Machinery	12%	12%	10%
Business Services	1%	1%	1%
Wholesale Trade-Durable Goods	1%	1%	1%
Educational Institutions	12%	10%	8%
Transportation Equipment	10%	9%	9%
All Other Sectors Combined	7%	6%	6%

Total	100%	100%	100%

Management estimates that over 90% of its orders are generated from existing customers. Moreover, more than half of Advanced Circuits’ orders in each of the years 2013, 2012 and 2011 were delivered within five days (not including CEI orders.) One customer represented approximately 4.5% of Advanced Circuits sales in 2013. No other customer represents more than 2% of Advanced Circuits’ sales.

Sales and Marketing

Advanced Circuits has established a “consumer products” marketing strategy to both acquire new customers and retain existing customers. Advanced Circuits uses initiatives such as direct mail postcards, web banners, aggressive pricing specials and proactive outbound customer call programs as part of this strategy. Advanced Circuits spends approximately 1% of net sales each year on its marketing initiatives and advertising and has 59 employees dedicated to its marketing and sales efforts. These individuals are organized geographically and each is responsible for a region of North America. The sales team takes a systematic approach to placing sales calls and receiving inquiries and, on average, will place over 200 outbound sales calls and receive approximately 140 inbound phone inquiries per day. Beyond proactive customer acquisition initiatives, management believes a substantial portion of new customers are acquired through referrals from existing customers. In addition, other customers are acquired on-line where Advanced Circuits generates over 90% of its orders from its website.

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

Advanced Circuits, due to the volume of prototype and quick turn sales, had a negligible amount in firm backlog orders at December 31, 2013 and 2012.

Competition

There are currently an estimated 238 active domestic PCB manufacturers. Advanced Circuits’ competitors differ amongst its products and services.

Competitors in the prototype and quick-turn PCBs production industry include larger companies as well as small domestic manufacturers. The two largest independent domestic prototype and quick-turn PCB manufacturers in North America are TTM Technologies, Inc. and Viasystems Group, Inc. Though each of these companies produces prototype PCBs to varying degrees, in many ways they are not direct competitors with Advanced Circuits. In recent years, each of these firms has primarily focused on producing boards with greater complexity in response to the off shoring of low and medium layer count technology to Asia. Compared to Advanced Circuits, prototype and quick-turn PCB production accounts for much smaller portions of each of these firm’s revenues. Further, these competitors often have much greater customer concentrations and a greater portion of sales through large electronics manufacturing services intermediaries. Beyond large, public companies, Advanced Circuits’ competitors include numerous small, local and regional manufacturers, often with revenues under $20 million that have long-term customer relationships and typically produce both prototype and quick-turn PCBs and production PCBs for small OEMs and EMS companies. The competitive factors in prototype and quick-turn production PCBs are response time, quality, error-free production and customer service. Competitors in the long lead-time production PCBs generally include large companies, including Asian manufacturers, where price is the key competitive factor.

New market entrants into prototype and quick-turn production PCBs confront substantial barriers including significant investments in equipment, highly skilled workforce with extensive engineering knowledge and compliance with environmental regulations. Beyond these tangible barriers, Advanced Circuits’ management believes that its network of customers, established over the last two decades, would be very difficult for a competitor to replicate.

Suppliers

Advanced Circuits’ raw materials inventory is small relative to sales and must be regularly and rapidly replenished. Advanced Circuits uses a just-in-time procurement practice to maintain raw materials inventory at low levels. Additionally, Advanced Circuits has established consignment relationships with several vendors allowing it to pay for raw materials as used. Because it provides primarily lower-volume quick-turn services, this inventory policy does not hamper its ability to complete customer orders. Raw material costs constituted approximately 21%, 20% and 18% of net sales for each of the fiscal years ended December 31, 2013, 2012 and 2011, respectively.

The primary raw materials that are used in production are core materials, such as copper clad layers of glass and chemical solutions, and copper and gold for plating operations, photographic film and carbide drill bits. Multiple suppliers and sources exist for all materials. Adequate amounts of all raw materials have been available in the past, and Advanced Circuits’ management believes this will continue in the foreseeable future. Advanced Circuits works closely with its suppliers to incorporate technological advances in the raw materials they purchase. Advanced Circuits does not believe that it has significant exposure to fluctuations in raw material prices. The fact that price is not the primary factor affecting the purchase decision of many of Advanced Circuits’ customers has allowed management to historically pass along a portion of raw material price increases to its customers. Advanced Circuits does not knowingly purchase material originating in the Democratic Republic of the Congo or adjoining countries.

Intellectual Property

Advanced Circuits seeks to protect certain proprietary technology by entering into confidentiality and non-disclosure agreements with its employees, consultants and customers, as needed, and generally limits access to and distribution of its proprietary information and processes. Advanced Circuits’ management does not believe that patents are critical to protecting Advanced Circuits’ core intellectual property, but, rather, its effective and quick execution of fabrication techniques, its website FreeDFM.comTM and its highly skilled workforce are the primary factors in maintaining its competitive position.

Advanced Circuits uses the following brand names: FreeDFM.comTM, 4pcb.comTM, 4PCB.comTM, 33each.comTM, barebonespcb.comTM and Advanced CircuitsTM. These trade names have strong brand equity and are material to Advanced Circuits’ business.

Regulatory Environment

Advanced Circuits’ manufacturing operations and facilities are subject to evolving federal, state and local environmental and occupational health and safety laws and regulations. These include laws and regulations governing air emissions, wastewater discharge and the storage and handling of chemicals and hazardous substances. Management believes that Advanced Circuits is in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations. New requirements, more stringent application of existing requirements, or discovery of previously unknown environmental conditions may result in material environmental expenditures in the future. Advanced Circuits has been recognized three times for exemplary environmental compliance as it was awarded the Denver Metro Wastewater Reclamation District Gold Award for the seven of the last ten years.

Employees

As of December 31, 2013, Advanced Circuits employed 519 persons. Of these employees, there were 59 in sales and marketing. None of Advanced Circuits’ employees are subject to collective bargaining agreements. Advanced Circuits believes its relationship with its employees is good.

American Furniture

Overview

American Furniture, headquartered in Ecru, Mississippi, is a low cost manufacturer of upholstered furniture sold to major and mid-sized retailers. American Furniture operates in the promotional-to-moderate priced upholstered segment of the furniture industry, which is characterized by affordable prices, fresh designs and fast delivery to the retailers. American Furniture was founded in 1998 and focuses on three product categories: (i) stationary, (ii) motion (reclining sofas/loveseats) and (iii) recliners.

For the full fiscal years ended December 31, 2013, 2012 and 2011, American Furniture had net sales of approximately $104.9 million, $91.5 million and $105.3 million, respectively, and operating income of $0.2 million, and operating losses of $1.5 million and $35.2 million, respectively. American Furniture had total assets of $43.8 million, $32.3 million and $30 million at December 31, 2013, 2012 and 2011, respectively. Net sales from American Furniture represented 10.6%, 10.3% and 17.4% of our consolidated net sales for the years ended December 31, 2013, 2012 and 2011, respectively.

For the year ended December 31, 2011 net sales at American Furniture declined $31.6 million, which represents a 23% decline over 2010 sales. In addition, write downs to goodwill, other intangible assets and property, and equipment totaled $27.8 million and $38.8 million in the years 2011 and 2010, respectively. In all cases, the write downs were triggered by a significant deterioration in American Furniture’s operations and profitability caused by the unprecedented drop in the promotional furniture market and demand for its product. The combination of increased unemployment, together with significant decreases in home purchases, availability of consumer credit and rising fuel costs has created a depressed market for promotional furniture sales over the last several years than has been experienced over the last two decades.

History of American Furniture

American Furniture was founded in 1998 with a focus on promotional upholstered furniture, offering a unique value proposition combining consistent high-quality, attractively priced products and quick delivery/service to its’ customers. AFM began operations with four assembly lines housed in a 60,000 sq. ft. facility. By 2002, American Furniture had achieved revenues in excess of $120 million and grew operations into a 600,000 sq. ft. facility in Houlka, MS. In 2004, American Furniture was sold by its founder to a group of private investors who installed a new management structure and hired a new executive team and grew American Furniture’s administrative infrastructure in order to build a solid foundation to support future growth. In 2005, American Furniture aggressively pursued Asian sourcing for fabrics and other assorted materials. Today American Furniture is a leading manufacturer of promotional upholstered furniture operating from an approximately 1.1 million sq. ft. manufacturing and warehouse facility.

During 2011, American Furniture implemented a revised standard costing system which required American Furniture to reclassify certain costs between cost of sales and selling, general and administrative expenses. The change in format consists of reclassifying the trucking fleet expenses from selling, general and administrative expenses into cost of sales, as well as re-classifying certain manufacturing related expenses included in rent, insurance, utilities and workers comp from selling, general and administrative costs to cost of sales. Management believes that the format of reporting cost of sales together with the revised standard costing system and the revaluation of standard costs allows management to react timely to changes in supply costs, product demand and overall price structure going forward, which in turn eliminated the accumulation of lower margin product and allowed for more advantageous product procurement and the proper utilization of available assets. In addition, American Furniture enlisted the assistance of an outside consulting firm in 2011 to assist them in right-sizing its operations in order to operate more efficiently and respond to the significantly changed promotional furniture marketplace. To that end, American Furniture has outsourced delivery and its trucking operations as well as sub-contracted its frame cutting process.

We acquired a controlling interest in American Furniture on August 31, 2007.

Industry

AFM is a manufacturer of upholstered furniture serving the promotional segment of the U.S. furniture industry. Overall conditions for the furniture industry have been difficult over the past several years. New housing starts are down significantly and consumers continue to be faced with general economic uncertainty fueled by deteriorating consumer credit markets, rising fuel costs and lagging consumer confidence as a result of erratic financial markets. All of this has significantly impacted big ticket consumer purchases such as furniture over the last several years.

AFM participates exclusively in the promotional to moderate priced upholstered furniture industry. Within the U.S. residential retail furniture marketplace, products are typically positioned in the “promotional”, “good”, “better”, or “best” category. The scale of the categories is intended to reflect an increasing level of quality, appearance and corresponding price. At the wholesale level, the promotional to moderate priced segment of the upholstered furniture industry we believe accounts for over $5.0 billion in sales. Promotional to moderate priced upholstered furniture manufacturers typically offer a limited range of products in a discrete number of styles and/or designs, allowing immediate delivery to retail customers at well-established retail price points. Specifically, promotional upholstered furniture is generally priced by product at the retail level from $199 for recliners and up to $1,500 for motion sectionals.

The popularity of promotional furniture is attributable to (i) the segment’s consistent product quality (based on focused manufacturing of a few key furniture pieces), and (ii) its value pricing, which appeals to the broadest cross-section of the furniture consumers.

AFM competes exclusively in the promotional to moderate priced segment, selling upholstered furniture in both the stationary and motion categories. In the retail furniture landscape, promotional furniture can be a growing catalyst of floor traffic and sales volumes for mass market furniture retailers. The moderate category allows for adding additional floor space on current dealer floors with better margins. Recurring promotional programs have often become core to retailer strategies given its immediate availability to customers and just-in-time strategies employed within the industry which limit retailer inventory requirements.

Within the wholesale market, wholesale shipments from Asian suppliers, we believe, have grown steadily as a percent of total wholesale shipments. Asian upholstered imports have grown significantly in the past ten years. We believe their impact on AFM has been far less than the industry as a whole within the promotional upholstered furniture, due to the low price points and resulting shipping costs as a percent of a piece’s total value.

Off-shore Imports

Furniture manufactured in Asia emerged as an important driver of the U.S. residential furniture market beginning in the mid-1990s. While off-shore manufacturers, particularly Chinese and Vietnamese manufacturers, have affected the entire industry, the import trend, has impacted different segments of the industry at varying levels.

Case-goods and metal furniture have proven to be more susceptible to Asian competition than upholstered furniture, due to the stack ability and assembly characteristics, resulting in efficient freight consolidation. Upholstered furniture cannot be broken down and shipped efficiently to the U.S. such that the resulting freight costs tend to outweigh the labor and material savings achieved through offshore manufacturing. As a result, domestic upholstered manufacturers have largely managed to compete effectively against Asian competitors when compared to other segments of the furniture industry. In addition, manufacturers in the promotional segment of the upholstered industry are even further insulated from offshore competition due not only to overall freight costs but also freight costs when compared to wholesale price of the product together with the prolonged lead-times to retailers and end customers in a market segment characterized by very short lead-times and immediate delivery to the end consumer.

Retail price points in the promotional segment of the upholstered industry range from $199 - $1,500, whereas shipping costs from Asia on a per piece basis are generally in excess of $100 per piece ($3,000 - $4,000) per standard 40 foot container not including domestic shipping and insurance costs.

Lead times also hinder Asian manufacturers’ ability to effectively compete in the promotional upholstered industry. As mentioned previously, Retailers use promotional furniture to drive store traffic and provide immediate delivery to the end-user of value-priced, quality upholstered furniture products. AFM aims to ship customer orders on time following receipt of an order and has the ability to deliver product within a customers requested ship date depending on the customers’ location within the U.S. Asian manufacturers typically require at least 50 days (or 7 – 8 weeks depending on business days) from order receipt to customer delivery, resulting in a significant amount of increased inventory management and advertising planning in order to effectively source upholstered product from overseas manufacturers.

Products and Services

AFM manufactures two basic categories of promotional and moderate priced upholstered products, stationary and motion. Stationary products include sofas, loveseats and sectionals, these products accounted for approximately 68%, 72% and 75% of sales in fiscal 2013, 2012 and 2011, respectively. Motion products include single rocking recliner chairs, sofas with reclining end seats, loveseats with seats that rock together or separately and reclining sectionals with storage compartments. Motion and reclining products contributed approximately 28%, 27% and 23% of fiscal 2013, 2012 and 2011 gross sales, respectively. Beginning in 2005, AFM added a line of imported rugs and accent tables to its product mix to provide customers with complimentary accessory offering to AFM’s core furniture lines. For 2013, 2012 and 2011, accent tables and other miscellaneous revenue accounted for less than 2% of gross sales. AFM’s core product offerings with average retail prices are summarized below:

•	25 styles of stationary sofas, loveseats and chairs - $299 - $599

•	10 styles of recliners -$199 - $399

•	5 styles of motion sofas - $599 - $899

•	6 styles of stationary sectionals - Up to $999

•	1 style of motion sectional - $999 - $1,399

AFM’s products utilize common components and frames with limited fabric options, allowing AFM to reproduce established styles at value prices. Since its inception, AFM has continuously introduced new styles which typically replace older designs and are primarily slight variations to existing products. AFM builds its products to stock and maintains adequate inventory levels to facilitate shipment to customers on time. AFM’s quick-ship strategy allows customers to better manage inventory and product promotions, yet maintain the ability to provide immediate availability to retail customers, a key attribute within the promotional furniture segment of the furniture industry.

Product Development

AFM can re-engineer a new design, create a prototype and begin to solicit customer feedback within two weeks. AFM carefully controls its product line such that new styles typically replace older designs. As a result, AFM requires up to 120 days wind-down a discontinued line and beginning shipping truckload quantities of new designs to customers.

Manufacturing

AFM utilizes an assembly-line manufacturing process with a four day production cycle divided into four functions, cutting, sewing, backfill and upholstery. Employees are specialized by function and are compensated on a piece-rate basis. The limited number of styles and designs minimizes scheduling and line changes and each function is simplified by the use of common components. AFM uses one standard seat spring, one standard back spring and one standard cushion in each category of upholstery. AFM’s piece-rate compensation plan and streamlined manufacturing process combine to give AFM a low cost structure. Prior to 2009, American Furniture utilized pre-assembled cut and sewn fabric kits for approximately 20% of its upholstered furniture. These fabric kits replace the cutting and sewing function in the manufacturing process. Over the past several years AFM has increased the use of these fabric kits and as of December 31, 2013 virtually all of the upholstered furniture that it manufactures used the imported cut and sewn fabric kit. The use of these fabric kits reduces the labor component related to the cutting and sewing process in-house. Theses fabric kits are imported from Asia. American Furniture also eliminated its in-house frame cutting operations in 2012 and currently 100% of the frames for upholstered furniture are cut by third party providers.

AFM currently delivers its products through third-party freight service providers. Freight costs are generally paid by the customer, including fuel surcharges. AFM utilized third-party freight providers for approximately 80% of its customer shipments over the last three years compared to approximately 50% or lower in prior years. We estimate that this saved approximately $1.0 million in 2010 and 2011 in overall freight costs when this strategy was first instituted. American Furniture eliminated its in-house trucking operations in 2012.

Competitive Strengths

Management believes that AFM is among the lowest-cost domestic manufacturers of promotional to moderate priced upholstered furniture. AFM maintains a competitive cost basis through an assembly-line production model and build-to-stock strategy. Specifically, AFM generates economies of scale through:

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

AFM’s efficient build-to-stock manufacturing operation facilitates AFM’s strategy of offering its customers on –time shipment of product. In turn, AFM’s customers are able to offer their retail customers quality, value-priced, upholstered furniture for immediate delivery upon the day of sale, while only maintaining limited quantities of product inventory.

AFM serves a diverse base of approximately 700 customers. Within its broader customer base, AFM specifically targets independent furniture retailers at the national, multi-regional and regional levels. AFM’s value proposition and the ability to ship most products within their customers’ time frame, is highly valued by this segment of the marketplace that focuses broadly on demographic segments that demand immediate delivery of popular styles at competitive prices.

Barriers to Significant Asian Competition

The availability of low-cost Asian products has had a far-reaching impact on the broader home furnishings market in the United States over the past ten years, contrasted to manufacturers serving other segments. Until recently, AFM has had minimal exposure to off-shore competition due to the following:

•	AFM’s efficient, low-cost production model;

•	Mass retailers’ short lead-time demands and unwillingness to accept excess inventory risk; and

•	High costs (e.g., freight, damage, shrink) of shipping upholstered furniture direct from Asia.

Recently, AFM has have begun to see more competition in the motion product category from imported Asian product. These products typically offer customers better value in terms of construction and price when compared to our motion product. AFM’s margin for motion product has typically been less than stationary.

Business Strategies

•

Increase profit with new and existing customers —While AFM currently supplies many of the top furniture retailers, AFM believes it can further augment its customer base and is pursuing new business opportunities with selected national and regional furniture retailers, as well as in other channels, including Rent-To-Own (“RTO”) and mass merchandisers. In addition, many existing customers currently purchase only a portion of AFM’s product line, representing an opportunity for AFM to increase sales to existing customers by augmenting customers’ entire promotional product line. In order to focus additional attention to major customers and expand product–line sell-through to these customers, AFM added significant infrastructure to its sales and marketing organization since 2005, increasing its sales representative network while also subdividing sales territories to allow representatives to focus more closely on the expansion of existing relationships and the addition of new customers.

•

Product development—AFM’s merchandising strategy focuses on satisfying the changing needs of retailers and consumers in a manner that meets AFM’s production strategy. AFM’s management and sales staff monitor the furniture market to identify new trends and popular styles at higher price points. AFM subsequently ensures that it can cost effectively replicate a new style with standardized components and limited cover options, after which AFM will build a prototype to determine if the product can be reproduced at acceptable margin levels.

•

Pursue cost savings initiatives—Aggressively pursue expense reduction in the manufacturing process and overhead areas, cost cutting programs and cash preservation initiatives throughout all parts of its business.

•

Limit the number of SKUs – American Furniture manufactures a limited number of SKUs in three categories: stationary, recliners and motion. The strategy has been to continually manage the number of groups or styles in each category so that American Furniture can mitigate the costs associated with slow moving and outdated styles.

•

Revise kit purchasing – American Furniture, with the help of an outside consultant, has revised the manner in which it orders fabric kits to provide a more efficient flow of kits and reduce the possibility of obsolescence. A process has been developed taking into account rate of sale, sales order rate, customer projections, current inventory levels, delivery lead times and safety stock for each individual SKU. A review is completed no less than weekly by SKU and orders are placed accordingly. Managing this process ties kit acquisition more closely to actual production needs and either increases or decreases the quantity of kits based on demand for the particular SKU.

•

Monetize excess stock – During 2013, American Furniture aggressively moved to reduce excess levels of finished goods and raw materials. This has been done through a series of product promotions that have been successful while not impairing the sales of the current product line. American Furniture developed a new system to monitor each category on an ongoing basis to more quickly identify potential slow-down in specific SKU activity. This process has been integrated with the kit purchasing procedure mentioned above.

Customers

AFM serves a base of approximately 700 customers comprised of retailers and distributors at the regional, multi-regional and national levels. In 2013, 2012 and 2011, AFM’s top 20 customers accounted for approximately 70%, 67% and 66%, respectively, of AFM’s total sales.

Sales and Marketing

AFM has a sales force consisting of independent, outside representatives that exclusively sell AFM’s products in an assigned geographic territory of up to six states. Sales representatives are compensated on a 100% commission basis. AFM maintains two permanent showrooms in High Point, NC and Las Vegas, NV, host cities for furniture industry trade shows (High Point in April and October and Las Vegas in January and July).

American Furniture’s business is seasonal. Net sales have historically been higher in the period of January through April of each fiscal year. We believe this seasonality is due in part to consumer demand increasing resulting from income tax refunds. Substantially all revenue is derived from sales within the United States.

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

American Furniture had approximately $11.2 million and $5.4 million in firm backlog orders at December 31, 2013 and 2012, respectively.

Competition

AFM competes with selected large national manufacturers that produce and sell promotional products. However, promotional upholstered furniture often represents only a small percentage of revenue for these participants. Also, large diversified manufacturers tend not to place specific emphasis on developing quick-ship capabilities specifically for their promotional offerings. Therefore, AFM competes primarily with several smaller manufacturers that are typically thinly-capitalized, family owned businesses that we believe do not have the capacity, manufacturing capabilities, sourcing expertise or access to capital in order to build critical production volumes. Competition within the segment is largely based on value and delivery lead times, as opposed to product differentiation, providing AFM and its quick-ship capabilities with a key competitive advantage within the industry. AFM’s primary competitors include United Furniture Industries, Albany Industries and Hughes Furniture, Ashley Furniture and Affordable Furniture.

Suppliers

A majority of AFM’s domestic suppliers are located near AFM due to a concentration of furniture manufacturers in northeastern Mississippi. Several of AFM’s key raw materials, including wood and polyfoam, are sourced locally with alternative suppliers available at competitive prices, if necessary. In order to continually manage material costs, AFM actively sources products from Asia. AFM imports legs, show wood, accent tables and the majority of its fabric from China-based suppliers. The prices charged by manufacturers of products such as petro-chemicals and wire rod, which are the primary materials purchased by our suppliers of foam and drawn wire effect the ongoing cost of our raw materials. Raw material cost as a percentage of sales was approximately 67% in 2013 and 2012 and 69% in 2011, respectively.

Regulatory Environment

AFM’s manufacturing operations, facilities and operations are subject to evolving federal, state and local environmental and occupational health and safety laws and regulations. Such laws and regulations govern air emissions, wastewater discharge and the storage and handling of chemicals and hazardous substances. AFM believes that it is in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations. New requirements, more stringent application of existing requirements, or discovery of previously unknown environmental conditions could result in material environmental expenditures in the future.

Employees

As of December 31, 2013, American Furniture employed 565 persons. Of these employees, 491 were in production, shipping and purchasing with the remainder serving in executive, administrative office and other capacities. None of AFM’s employees are subject to collective bargaining agreements. We believe that AFM’s relationship with its employees is good.

Arnold

Overview

Founded in 1895 and now headquartered in Rochester, New York, Arnold Magnetic Technologies Corporation is a manufacturer of engineered, application specific magnet solutions. Arnold manufactures a wide range of permanent magnets and precision magnetic assemblies with facilities in the United States, the United Kingdom, Switzerland and China. Arnold has hundreds of customers in its primary markets including aerospace and defense, consumer, industrial, medical, automotive as well as oil and gas exploration. Arnold is the largest and, we believe, most technically advanced U.S. manufacturer of engineered magnets. Arnold is one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. Arnold serves customers and generates revenues via three business units:

•

PMAG – Permanent Magnet and Assemblies Group- High performance magnets and assemblies for precision motors/generators, Hall Effect sensor and beam focusing applications. PMAG also manufactures assemblies for the reprographic industry used in printing and copying systems.

•	Precision Thin Metals - Ultra thin gauge metal strip and foil products utilizing magnetic and non-magnetic alloys

•	Flexmag™ - Flexible bonded magnets for specialty advertising, industrial and medical applications.

Arnold operates a 70,000 sq. ft. manufacturing assembly and distribution facility in Rochester, New York with nine additional facilities worldwide in countries including the UK, Switzerland and China. Arnold employs a total of approximately 730 people.

For the fiscal year ended December 31, 2013 and 2012, (from date of acquisition), Arnold had net sales of approximately $126.6 million and $104.2 million, respectively, with operating income of $8.9 million in 2013 and operating loss of $0.5 million in 2012. Arnold had total assets of $156.4 million and $155.9 million at December 31, 2013 and 2012, respectively. Net sales from Arnold represented 12.8% of our consolidated net sales for the year ended December 31, 2013 and 11.8% of our consolidated net sales from acquisition date to December 31, 2012.

History of Arnold

Arnold was founded in 1895 as the Arnold Electric Power Station Company. Arnold began producing AlNiCo permanent magnets in its Marengo, Illinois facility in the mid-1930s. In 1946, Allegheny Ludlum Steel Corporation (Allegheny) purchased Arnold, and over the next few years began production of several additional magnetic product lines under license agreement with the Western Electric Company. In 1970, Arnold acquired Ogallala Electronics, which manufactured high power coils and electromagnets.

SPS Technologies (SPS), at the time a publicly traded company, purchased Arnold Engineering Company from Allegheny in 1986. Under SPS, Arnold made a series of acquisitions and partnerships to expand its portfolio and geographic reach. At the end of 2003, Precision Castparts, also a publicly traded company acquired SPS. In January 2005, Audax, a Boston-based private equity firm acquired Arnold from Precision Castparts.

In February 2007, Arnold Magnetic Technologies completed the acquisition of Precision Magnetics with operations in Sheffield, England; Lupfig, Switzerland; and Wayne, New Jersey. The Wayne, New Jersey facility was relocated to Rochester, NY later that year. In addition, Arnold’s Lupfig, Switzerland operation is a joint venture partner with a Chinese rare earth producer. The joint venture manufactures RECOMA® Samarium Cobalt blocks for the Asian market.

We purchased a majority interest in Arnold on March 5, 2012.

Industry

Permanent Magnets

There exists a broad range of permanent magnets which include Rare Earth Magnets and magnets made from specialty magnetic alloys. Magnets produced from these materials may be sliced, ground, coated and magnetized to customer requirements. Those industry players with the broadest portfolio of these magnets, such as Arnold, maintain a significant competitive advantage over competitors as they are able to offer one-stop shop capabilities to customers.

Rare Earth Magnets

•

Samarium Cobalt (SmCo) – SmCo magnets are typically used in critical applications that require corrosion resistance or high temperature stability, such as motors, generators, actuators and sensors. Arnold markets its SmCo magnets under the trade name of RECOMA ®.

•

Neodymium (Neo) – Neo magnets offer the highest magnetic energy level of any material in the market. Applications include motors and generators, VCM’s, magnetic resonance imaging, sensors and loudspeakers.

Other Permanent Magnet Types

•

AlNiCo – The AlNiCo family of magnets remains a preferred material for many mission critical applications. Its favorable linear temperature characteristics, high magnetic flux density and good corrosion resistance are ideally suited for use in applications requiring magnetic stability.

•

Hard Ferrite – Hard ferrite (ceramic) magnets were developed as a low cost alternative to metallic magnets (steel and AlNiCo). Although they exhibit lower energy when compared to other materials available today and are relatively brittle, ferrite magnets have gained acceptance due to their low price per magnetic output.

•

Injection Molded – Injection molded magnets are a composite of various types of resin and magnetic powders. The physical and magnetic properties of the product depend on the raw materials, but are generally lower in magnetic strength and resemble plastics in their physical properties. However, a major benefit of the injection molding process is that magnet material can be injection or over-molded, eliminating subsequent manufacturing steps.

Magnetic Assemblies- Arnold offers complex, customized value added magnetic assemblies. These assemblies are used in devices such as motors, generators, beam focusing arrays, sensors, and solenoid actuators. Magnetic assembly production capabilities include magnet fabrication, machining, encapsulation or sleeving, balancing, and field mapping.

Precision Strip and Foil

Precision rolled thin metal foil products are manufactured from a wide range of materials for use in applications such as transformers, motor laminations, honeycomb structures, shielding, and composite structures. These products are commonly found in security tags, medical implants, aerospace structures, batteries and speaker domes. Arnold has the expertise and capability to roll, anneal, slit and coat a wide range of materials to extremely thin gauges (2.5 microns) and exacting tolerances.

Flexible Magnets

Flexible magnet products span the range of applications from advertising (refrigerator magnets) to medical applications (surgical drapes) to sealing and holding applications (door gaskets).

Products and Services

PMAG

Arnold’s Precision Magnets and Assemblies (PMAG) segment is a leading global manufacturer of precision magnetic assemblies and high-performance magnets. The segment’s products include tight tolerance assemblies consisting of many dozens of components and employing RECOMA® SmCo, Neo, and AlNiCo magnets. These products are sold to a wide range of industries including aerospace and defense, alternative energy (hybrids/wind), automotive, medical, oil and gas, and general industrial.

PMAG is Arnold’s largest business unit representing approximately 75% of Arnold sales on an annualized basis (including Reprographics) with a global footprint including manufacturing facilities in the U.S., U.K., Switzerland, and China.

PMAG—Products and Applications:

•

High precision magnetic rotors for use in electric motors and generators. Typically used in demanding applications such as aerospace, oil and gas exploration, energy recovery systems and under the hood automotive

•	Sealed pump couplings

•	Beam focusing assemblies such as traveling wave tubes

•	Oil & Gas NMR tools as well as pipeline inspection and down hole power generation

•	Hall affect sensor systems

Arnold’s reprographics unit, which is part of the PMAG segment, produces systems and components for copier systems. The business unit’s state-of-the-art, high-volume precision magnetic assembly facility produces over 150,000 assemblies per year. The reprographics unit utilizes components produced by the Flexmag segment.

Reprographics—products and applications:

•	Complex, multi-component, high-accuracy copier assemblies

•	Toner rolls

•	Toner and fuser assemblies

Precision Thin Metals

Arnold’s precision thin metals segment manufactures precision thin strip and foil products from an array of materials and represents approximately 5% of Arnold sales on an annualized basis. The precision thin metals segment serves the aerospace & defense, power transmission, alternative energy (hybrids, wind, battery, solar), medical, security, and general industrial end-markets. With top-of-the-line equipment ( Sendzimir mills ) and superior engineering, precision thin metals has developed unique processing capabilities that allow it to produce foils and strip with precision and quality that are unmatched in the industry (down to 1/10th thickness of a human hair). In addition, the segment’s facility is capable of increasing production from current levels with its existing equipment and is, we believe, well-positioned to realize future growth with little incremental investment required.

Precision Thin Metals—Products and Applications:

•	Electrical steels for hybrid propulsion systems, electric motors, and micro turbines

•	Security and product ID tags

•	Honeycomb structures for aerospace applications

•	Irradiation windows

•	Batteries

•	Military countermeasures

Flexmag

Arnold is one of two North American manufacturers of flexible rubber magnets for specialty advertising, medical, and reprographic applications. Flexmag represents approximately 20% of Arnold sales on an annualized basis. It primarily sells its products to specialty advertisers and original equipment manufacturers. With highly automated manufacturing processes, Flexmag can accommodate customer’s required short lead times. Flexmag benefits from a loyal customer base and significant barriers to entry in the industry. Flexmag’s success is driven by superior customer service, and proprietary formulations offering enhanced product performance.

Flexmag—products and applications:

•	Extruded and calendared flexible rubber magnets with optional laminated printable substrates

•	Retail displays

•	Seals and enclosures

•	Signage for various advertising and promotions

Competitive Strengths

Competitive Landscape

The specialty magnets industry is highly fragmented, creating a competitive landscape with a variety of magnetic component manufacturers. However, few have the breadth of capabilities that Arnold possesses. Manufacturers compete on the basis of technical innovation, co-development capabilities, time-to-market, quality, geographic reach and total cost of ownership. Industry competitors relevant to Arnold’s served markets range from large multinational manufacturers to small, regional participants. Given these dynamics, we believe the industry will likely favor players that are able to achieve vertical integration and a diversification of offerings across a breadth of products along with magnet engineering and design expertise.

Barriers to Entry

•

Low Substitution Risk – Arnold’s solutions are typically specified into its customers’ program designs through a co-development and qualification process that often takes 6-18 months. Arnold’s customers are typically contractors and component manufacturers whose products are integrated into end-customers’ applications. The high cost of failure, relatively low proportionate cost of magnets to the final product, sometimes lengthy testing and qualification process, and substantial upfront co-engineering investment required, represent significant barriers to customers changing solution providers such as Arnold.

•

Equipment and Processing – Arnold’s existing base of production equipment has a significant estimated replacement cost. A new entrant could require as much as 2-3 years of lead time to match the process performance requirements, customization of equipment and material formulations necessary to effectively compete in the specialty magnet industry. Further, given the program nature of a majority Arnold’s sales, management estimates that it could take 5-10 years to build a sufficient book of business and base of institutional knowledge to generate positive cash flow out of a new manufacturing plant.

Business Strategies

Engineering and Product Development

Arnold’s engineers work closely with the customer to co-develop a product or process to provide system solutions, representing a significant competitive advantage. Arnold’s engineering expertise is leveraged by the state-of-the-art Technology Center working together with the various business units located in North America, Europe and Asia Pacific. This cooperative engineering effort allows Arnold to support customers and projects on a global basis. Arnold’s engineers work with customers on a global basis to optimize designs, guide material choices, and create magnetic models resulting in Arnold’s products being specified into customer designs.

Arnold has a talented and experienced engineering staff of design and application experts, quality personnel and technicians. Included in this team are engineers with backgrounds in materials science, physics, and metallurgical engineering. Other members of the team bring backgrounds in ceramics, mechanical engineering, chemical engineering and electrical engineering.

Arnold continues to be an industry leader with regard to new product formulations and innovations. As evidence of this, Arnold currently relies on a deep portfolio of “trade secrets” and internal intellectual property. Arnold continuously endeavors to introduce magnet solutions that exceed the performance of current offerings and meet customer design specifications.

Growth in Arnold’s business is primarily focused in three areas:

(i) Growing market share in existing end-markets and geographies

(ii) Developing new products and technologies

(iii) Completing opportunistic acquisitions

Existing End-Markets and Geographies

Oil & Gas

Arnold currently provides magnets and precision assemblies for use in oil and gas exploration and production, applications which typically require exceptional collaboration and co-development with its customers. Arnold supplies products used in applications such as a new oil well shutoff valve, a new down-hole logging while drilling tool, and a down-hole magnetic transfer coupling. Other applications for which Arnold is actively involved include pipeline inspection, wireless tomography tools, and chip collection.

Power Transmission

Arnold’s Precision Thin Metals segment supplies grain-oriented silicon steel produced with proprietary methods for use in transformers and inductors. These cores allow for the production of very efficient transformers and inductors while minimizing size. In addition, Arnold’s magnet solutions can be found in advanced automatic circuit re-closer solutions that substantially reduce the stress on system components on the grid. Arnold’s solutions are also present in new power storage systems. The permanent magnet bearings used in new designs improve the efficiency of the flywheel energy storage system.

Automotive

In the automotive sector, Arnold is selling magnets and magnetic assemblies primarily to Tier 1 and 2 companies. It is estimate that the current automobile contains over 50 magnetic systems, and this number is expected to grow due to vehicle electrification initiatives in order to meet increasing fuel efficiency standards. Typical applications include magnets for Hall Effect sensors that are used in braking, passenger restraint, and steering and engine control systems. Emerging magnetic applications include electric traction drives, regenerative braking systems, starter generators, and electric turbo charging. The auto industry continues to adopt increasingly sophisticated technology to reduce vehicle weight and improve fuel efficiency. As much of this technology utilizes magnetic systems, Arnold expects to benefit from this trend.

Aerospace and Defense

In the aerospace and defense sector, Arnold is selling magnets, magnetic assemblies and ultra-thin foil solutions. Specifically, in the aerospace industry, Arnold’s assemblies have been designed into products, which enables Arnold to benefit from the market growth and a healthy flow of business based on current airframe orders. Through its OEM customers, essentially all new commercial aircraft placed in service contain assemblies produced by Arnold. Arnold’s sales to large aerospace and defense manufactures includes magnetic assemblies used in applications such as motors and generators, actuators, trigger mechanisms, and guidance systems, as well as magnets for these and other uses. In addition it sells its ultra-thin foil for use in military countermeasures, honeycomb structures, brazing alloys, and motor laminations.

General Industrial

Within the industrial sector Arnold provides magnet assemblies as well as magnets for custom made motor systems. These include stepper motors, pick and place robotic systems, and new designs that are increasingly being required by regulation to meet energy efficiency standards. An example is a motor utilizing Arnold’s bonded magnets for use in commercial refrigeration systems. Arnold also produces magnetic couplings for seal-less pumps used in chemical and oil & gas applications that allow chemical companies to meet environmental requirements.

Medical

Within the medical sector, Arnold provides magnetic assemblies, magnets, flexible magnets, and ultrathin foils. Its magnet assemblies and magnets are critical parts of motor systems for dental instruments as well as saws and grinders. Magnet assemblies are also provided for skin expansion systems, shunt valves, and position sensors. In addition, its Precision Thin Metals business unit is providing a specialty alloy for advanced breast cancer treatment.

New Products & Technologies

Flexcoat—EZ™ is a patent pending technology launched in April 2010. The product was engineered to eliminate the issues associated with the conventional flexible magnetic product laminated with a printable surface. The solution is a printable coating that is applied to the magnet, which replaces substrates such as vinyl and paper that are currently adhered to the base magnet material. This results in a printed magnet that is now completely recyclable and is easier to process.

Research and Development

Arnold has a core research and development team, which has collectively over 30 years of combined industry experience. In addition to the core engineering group, a large number of other Arnold staff members assigned to the business units contribute to the research and development effort at various stages. Product development also includes collaborating with customers and field testing. This feedback helps ensure products will meet Arnold’s demanding standards of excellence as well as the constantly changing needs of end users. Arnold’s research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance testing center equipped to ensure product safety, durability and superior performance. Arnold spent approximately $0.9 million and $0.2 million in research and development activities in each of the years ended December 31, 2013 and 2012.

Customers

Arnold’s focus on customer service and product quality has resulted in a broad base of customers in a variety of end markets. Products are used in applications such as general industrial, reprographic systems, aerospace & defense, advertising and promotion, consumer and appliance, energy, automotive and medical.

The following table sets forth management’s estimate of Arnold’s approximate customer breakdown by industry sector for the fiscal year ended December 31, 2013, 2012 and 2011:

Industry Sector	2013 Customer Distribution	2012 Customer Distribution	2011 Customer Distribution
General industrial	30%	30%	25%
Aerospace and defense	18%	15%	15%
Advertising and promotion	13%	12%	14%
Consumer and appliance	2%	5%	5%
Energy	5%	7%	5%
Automotive	8%	4%	4%
Medical	2%	3%	4%
Reprographic	19%	21%	26%
All Other Sectors Combined	3%	3%	2%

Total	100%	100%	100%

Arnold has a large and diverse, blue-chip customer base. No customer represented greater that 10% of Arnold’s annual revenue in 2013. Sales to Arnold’s top ten customers were 33%, 31% and 35% of total sales for the years ended December 31, 2013, 2012 and 2011, respectively.

Competition

Management believes the following companies represent Arnold’s top competitors:

•	Thomas & Skinner

•	Magnum Magnetics

•	Electron Energy

•	Vacuumschmelze Gruner, Germany-based

Sales and Marketing

PMAG - Arnold’s PMAG segment supports a global team of direct sales and marketing professionals and critical design and application engineers. The PMAG sales force is organized for regional coverage with a focus on sales in U.S., Europe, and South East Asia. Arnold serves over 850 active customers globally. As the majority of revenues are project based in the PMAG business unit, technical sales are critical to the segment’s success. Arnold’s highly-qualified application engineers are often integrated into its customers’ product design, planning, and implementation phases, offering the most cost effective solution for demanding clients. The resulting intimate customer relationships yield a high close rate, with revenue achieved primarily after the prototype phase.

Precision Thin Metals – Similar to Arnold’s PMAG segment, the vast majority of Precision Thin Metals’ sales are technically driven engineered solutions. These teams communicate closely in order to take advantage of potential cross-selling opportunities. Approximately 70% of sales are domestic, with the balance of sales to Western Europe.

Flexmag Products - The Flexmag business segment services over 650 customers globally. Its sales force is comprised of seven total sales professionals and supported by seven design and application engineers. This segment is primarily book/bill and has limited revenue subject to long-term purchase commitments.

The following table sets forth Arnold’s net sales by geographic location for the fiscal years ended December 31, 2013, 2012 and 2011:

Geographic location	2013	2012	2011
North America	54%	56%	55%
Europe	34%	34%	35%
Asia Pacific	12%	8%	8%
All Other Locations Combined	0%	2%	2%

Total	100%	100%	100%

Arnold had firm backlog orders totaling approximately $35 million at December 31, 2013 and 2012.

Suppliers

Raw materials utilized by Arnold include nickel and cobalt, stainless steel shafts, Inconel sleeves, adhesives, laminates, aluminum extrusions and binders. Although Arnold considers its relationships with vendors to be strong, Arnold’s management team also maintains a variety of alternative sources of comparable quality, quantity and price. The management team therefore believes that it is not dependent upon any single vendor to meet its sourcing needs. Arnold is generally able to pass through material costs to its customers and believes that in the event of significant price increases by vendors that it could pass the increases to its customers.

Intellectual Property

Arnold currently relies on a deep portfolio of “trade secrets” and internal intellectual property.

Patents

Arnold currently has thirteen patents and seven in process; over half of the patents were granted in the U.S. with the remaining patents granted in European countries such as Germany, Great Britain, France and the Netherlands. Ten of the patents are related to methods of making magnetic strips. In 2004, Arnold was granted a patent related to a thermally-stable, high-temperature, SmCo molding compound. The most recent pending patents are related to the methods of production involving flexible magnets having a printable surface as well as shaped field magnets

Trademarks

Arnold currently has 86 trademarks, 12 of which are in the U.S. The most notable trademarked items are the following: “RECOMA”, “PLASTIFORM”, “FLEXMAG” & “ARNOLD”. Application dates for various trademarks date back to as early as 1961.

Regulatory Environment

Arnold’s domestic manufacturing and assembly operations and its facilities are subject to evolving Federal, state and local environmental and occupational health and safety laws and regulations. These include laws and regulations governing air emissions, wastewater discharge and the storage and handling of chemicals and hazardous substances. Arnold’s foreign manufacturing and assembly operations are also subject to local environmental and occupational health and safety laws and regulations. Management believes that Arnold is in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations. New requirements, more stringent application of existing requirements, or discovery of previously unknown environmental conditions could result in material environmental expenditures in the future.

Arnold is a major producer of both Samarium Cobalt permanent magnets under its brand name RECOMA® and Alnico (in both cast and sintered forms). Both materials from Arnold meet the current Berry Amendment or Defense Acquisition Regulations Systems (DFARS) requirements per clauses 252.225.7014 252.225.7014 further described under 10 U.S.C. 2533b. This provision covers the protection of strategic materials critical to national security. These magnet types are considered “specialty metals” under these regulations.

Employees

Arnold is led by a capable management team of industry veterans that possess a balanced combination of industry experience and operational expertise. The current senior management team has approximately 100 years of cumulative experience with an average tenure of approximately 16 years at Arnold. Current management has implemented numerous operational, strategic, and financial initiatives over the past several years, including almost 100 unique lean initiatives and kaizen events.

Arnold employs approximately 730 hourly and salaried employees located throughout North America, Europe and Asia. Arnold’s employees are compensated at levels commensurate with industry standards, based on their respective position and job grade.

Arnold’s workforce is non-union except for approximately 66 hourly employees at its Marengo, Illinois facilities, which are represented by the International Association of Machinists (IAM). Arnold enjoys good labor relations with its employees and union and has a three year contract in place with the IAM, which will expire in June of 2016.

Tridien

Overview

Tridien, headquartered in Coral Springs, Florida, is a leading designer and manufacturer of powered and non-powered medical therapeutic support surfaces and patient positioning devices serving the acute care, long-term care and home health care markets. Tridien is one of the nation’s leading designers and manufacturers of specialty therapeutic support surfaces with manufacturing operations in multiple locations to better serve a national customer base.

Tridien, together with its subsidiary companies, provides customers the opportunity to source leading surface technologies from the designer and manufacturer.

Tridien develops products both independently and in partnership with large distribution intermediaries. Medical distribution companies then sell or rent the therapeutic support surfaces, sometimes in conjunction with bed frames and accessories to one of three end markets: (i) acute care, (ii) long term care and (iii) home health care. The level of sophistication largely varies for each product, as some patients require simple foam mattresses (“non-powered” support surfaces) while others may require electronically controlled, low air loss, lateral rotation, pulmonary therapy or alternating pressure surfaces (“powered” support surfaces). The design, engineering and manufacturing of all products are completed in-house (with the exception of a select group of products, which are manufactured in Taiwan) and are FDA compliant.

For the fiscal years ended December 31, 2013, 2012 and 2011, Tridien had net sales of approximately $60.1 million, $55.9 million and $55.9 million, respectively, and an operating loss of $10.2 million in 2013 and operating income of $3.7 million and $5.0 million for the years ended December 31, 2012 and 2011, respectively. Tridien had total assets of $39.2 million, $44.5 million and $42.8 million at December 31, 2013, 2012 and 2011, respectively. Net sales from Tridien represented 6.1%, 6.3% and 9.2% of our consolidated net sales for fiscal years 2013, 2012 and 2011, respectively.

During the second quarter of 2013, one of Tridien’s largest customers lost a large contract program that was being serviced substantially with Tridien product. The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived asset impairment analysis. The result of these analyses supported the carrying value of goodwill but indicated that sales of product, reliant on trade names, could not fully support the carrying value of Tridien’s trade names. As such we wrote down the value of the trade names by $0.9 million to a carrying value of approximately $0.6 million at that time. At December 31, 2013, further revenue decreases together with a revised 2014 forecast that indicated little to no growth prompted an additional interim impairment analysis as of December 31, 2013. The result of the year end goodwill impairment analysis (step 1) indicated that goodwill was impaired. Further testing (step 2) resulted in the following; (i) goodwill was written down $11.5 million to a balance of $16.8 million; (ii) trade names were written down $0.4 million to a balance of $0.2 million and; (iii) technology assets were written down $0.1 million to a balance of $0.8 million. The result of the Step 2 analyses is preliminary and based on various selected market data and comparable company’s results. To the extent that the final analysis contains revised and/or updated assumptions the impairment charge will change.

History

Tridien was initially formed in February 2006 by CGI and Hollywood Capital, Inc., a private investment management firm led by Tridien’s former Chief Executive Officer, to acquire AMF and SenTech, located in Corona, CA and Coral Springs, FL, respectively. AMF Support Surfaces, Inc. is a leading manufacturer of non-powered mattress systems, seating cushions and patient positioning devices. SenTech is a leading designer and manufacturer of advanced electronically controlled, powered, alternating pressure, pulmonary therapy, low air loss and lateral rotation specialty support surfaces for the wound care industry. Prior to its acquisition, SenTech had established a premium brand as a result of its proprietary technologies, in the less price sensitive therapeutic market while AMF competed primarily in the preventive care market.

On October 5, 2006, Tridien acquired the patient positioning device business of Anatomic Concepts. The acquired operations were merged into Tridien’s operations. Anatomic is a leading supplier of operating suite patient positioning devices and support surfaces focused on the price sensitive long term care and home healthcare markets.

On June 27, 2007, Tridien purchased PrimaTech, a lower price-point distributor of powered medical support surfaces to the long term care and home healthcare markets. PrimaTech’s products are predominately designed in the U.S. and manufactured pursuant to a manufacturing agreement with an FDA registered manufacturing partner located in Taiwan.

In October 2009, Tridien and Hollywood Capital, Inc. terminated their management services agreement which provided for, among other things, two principals of Hollywood Capital, Inc., resigning from their roles of Chief Executive Officer and Chief Financial Officer of Tridien. Upon termination of the agreement, Tridien appointed a new Chief Executive Officer and a new Chief Financial Officer.

We purchased a controlling interest in Tridien from CGI on August 1, 2006.

Industry

The medical support surfaces industry is fragmented and comprised of many small participants and niche manufacturers. Tridien’s consolidation platform allows customers to source all leading support surface technologies for the acute care, long term care and home health care from a single source. Tridien is a vertically integrated company with engineering, design and research, manufacturing and support performed in house to quickly bring new, innovative products and technologies to market while maintaining high quality standards in its manufacturing process.

Immobility caused by injury, old age, chronic illness or obesity is the main cause for the development of pressure ulcers. In these cases, the person lying in the same position for a long period of time puts pressure on the bony prominence of the body surface. This pressure, if continued for a sustained period, can close blood capillaries that provide oxygen and nutrition to the skin. Over a period of time, these cells deprived of oxygen, begin to break down and form sores. In addition to constant or excessive pressure, other contributing factors to the development of pressure ulcers include heat, moisture, friction and sheer, or pull on the skin due to the underlying fabric.

The prevalence rate of pressure ulcers in acute care facilities has been seen as high as 34%, with costs of treatment as high as $70,000 per ulcer, causing an estimated burden of an additional 22 million Medicare hospital days. Further it has been reported that another 2% to 28% of all nursing home patients suffer from pressure ulcers. We believe that providing the right therapeutic support surfaces is a necessary intervention for these ulcers. Management believes the need for medical support surfaces will continue to grow due to several favorable demographic and industry trends including the increasing incidence of obesity in the United States, increasing life expectancies and an increasing emphasis on prevention of pressure ulcers by hospitals and long term care facilities.

According to the Centers for Disease Control and Prevention, between the years 1980 and 2000, obesity rates more than doubled among adults in the United States. Studies have shown that this increase in obesity has been a key factor in rising medical costs over the last 15 years. According to one study done at Emory University, increases in obesity rates have accounted for 27% of the increase in health care spending between 1987 and 2001. As an individual’s weight increases, so too does the probability that the individual will become immobile and, according to studies performed at the University of North Carolina, greater than 40% of obese adults aged 54 to 73 were at least partially immobile. As individuals become less mobile, they are more likely to require either preventative mattresses to better disperse weight and reduce pressure areas or therapeutic mattresses to shift weight and pressure. Similar to how obesity increases the occurrence of immobility, so too does an aging society. As life expectancy expands in the U.S. due to improved health care and nutrition, so too does the probability that an individual will be immobile for a portion of their lives. In addition, as individual’s age, skin becomes more susceptible to breakdown increasing the likelihood of developing pressure ulcers.

Beyond favorable demographic trends, Tridien’s management believes healthcare institutions are placing an increased emphasis on the prevention of pressure ulcers. According to Medicare guidelines, hospitals are no longer able to be reimbursed for the treatment of in-house acquired pressure ulcers, resulting in continued focus by hospitals in preventing and treating such wounds. The end result is that if an at-risk patient develops pressure ulcers while at the hospital; the hospital is required to bear the cost of treating that condition. As a result of increasing litigation and the high cost of healing pressures ulcers, healthcare institutions have focused on increasing the care process to prevent pressure ulcer development for which use of pressure relieving equipment is an integral facet. Although some advanced pressure relieving equipment offerings employ key differentiated technologies, other less advanced offerings use more basic technologies. Reduced reimbursement rates from healthcare reform combined with increased imports from low cost global competitors have accelerated commoditization and pricing pressures in the less advanced categories and in some cases a migration towards the less advanced products.

Products and Services

Specialty beds, mattress replacements and mattress overlays (i.e. therapeutic surfaces) are the primary products currently available for pressure relief and pressure reduction to treat and prevent decubitus ulcers. The market for specialty beds and therapeutic surfaces include the acute care centers, long-term care centers, nursing home centers and home healthcare settings. Medical therapeutic surfaces are designed to have preventative and/or therapeutic uses. The basic product categories are as follows:

•

Powered Support Surfaces—Mattresses which can be used for therapy or prevention and are typically manufactured using an electronic power source with air cylinders or a combination of air cylinders and foam and provide Alternating Pressure, Low Air Loss, or Lateral Rotation. Alternating Pressure Systems are designed to inflate alternate cylinders while contiguous cylinders deflate in an alternating pattern. The alternating inflation and deflation prevents sustained pressure on an area of skin by shifting pressure from one area to another. This type of therapy provides movement under the patient’s skin to eliminate both excessive and constant pressure, the leading cause of pressure ulcers. The powered control unit provides automatic changes in the distribution of air pressure. Tridien’s Alternating Pressure Systems in the SenTech line incorporate its intellectual property in the way these automatic changes take place. This patented technology allows for a more comfortable surface with aggressive therapeutic alternating pressure. Another typical type of powered surface is Lateral Rotation which can aid in laterally turning a patient to reduce risks associated with fluid building up in a patient’s lungs. A feature often found in Powered Surfaces is Low Air Loss that allows air to flow from the mattress to address the moisture and temperature environment on the patient’s skin, contributing factors to pressure ulcers. Tridien currently produces patented designs for the performance of both Alternating Pressure and Low Air Loss mattress systems which management believes provides the optimum healing therapy for the patient. Powered support surfaces are typically used in acute care settings and when more aggressive therapy is needed. Powered Support Surfaces represented approximately 21.4% in 2013, 18.7% of net sales in 2012 and 19.6% of net sales in 2011.

•

Non-Powered Support Surfaces—Consists of mattresses which have no powered elements. Their support material can be composed of foam, air, water, gel or a combination of these. In the case of water, air or gel materials, they are held in place with containment bladders. Non-powered mattress replacement systems help redistribute a patient’s body weight to lessen forces on pressure points by envelopment into the surface. These products address the excessive pressure under a patient, but do not address the constant pressure applied to an area. Non-powered surfaces are generally used for prevention rather than treatment and currently comprise the majority of support surfaces. Currently Tridien manufactures a broad range of non-powered mattress systems using air, foam and gel. Non- powered support surfaces represented 53.7%, 53.6% and 53.1% of net sales in each of the years ended December 31, 2013, 2012 and 2011, respectively.

•

Positioning devices—are used to position patients for procedures as well as to minimize the likelihood of developing a pressure ulcer during those procedures. Tridien offers a complete range of foam positioning devices. Patient positioning devices represented 24.9%, 27.7% and 27.3% of net sales in each of the years ended December 31, 2013, 2012 and 2011, respectively.

Business Strategies

Tridien’s management is focused on strategies to grow revenues, improve operating efficiency and improving gross margins. Of particular note, Tridien has completed four acquisitions since its inception and has achieved numerous benefits to this consolidation within the support surfaces industry. The following is a discussion of these strategies:

•

Offer customers high quality, consistent product, on a national basis – Products produced by Tridien and its competitors are typically bulky in nature and may not be conducive to shipping. Management believes that many of its competitors do not have the scale or resources required to produce support surfaces for national distributors and believes that customers value manufacturers with the scale and sophistication required to meet these needs. Tridien offers its customers the highest standards of quality through its robust Quality Management Systems. All Tridien facilities are ISO 13485 registered.

•

Leverage scale to provide industry leading research and development – Higher acuity medical therapeutic surfaces are becoming increasingly technologically advanced. Tridien’s management believes that many smaller competitors do not have the resources required to effectively meet the increasing needs of the industry and believes that increased scale and investments in engineering and technology will allow it to better serve its customers through industry leading research, technology and development.

•

Pursue cost savings through scale purchasing and operational improvements – Many of the products used to manufacture medical support surfaces are standard in nature and management believes that increased scale achieved through acquisitions will allow it to benefit from lower cost of materials and therefore lower cost of sales.

Research and Development

Tridien develops surfaces both independently and in partnership with large distribution intermediaries. Initial steps of product development are typically made independently. Larger distribution market participants will typically require further product development testing to ensure mattress systems have the desired properties while smaller distributors will tend to buy more standardized products, especially on the non-powered products. Tridien has dedicated professionals, including individuals focused on process engineering, design engineering, and electrical engineering, working on the development of Tridien’s next generation of therapeutic surfaces and is currently investing in its future focus of advanced wound care technologies.

Tridien is working to develop the next generation of products in surfaces. The new product development process often requires 2 to 6 months for non-powered products and 12 to 24 months for powered products, of research, engineering and testing cooperation. Tridien will provide technical support and repair services for its products as well, a differentiating characteristic valued by its customers. The expected increase in spending will allow Tridien to focus on the next generation products. During the years ended December 31, 2013, and 2012 and 2011, Tridien incurred $2.4 million, $2.1 million and $1.8 million, respectively, in research and development costs.

Customers

Tridien’s largest customer accounted for 26.3%, 33.4% and 38.2% of gross sales in 2013, 2012 and 2011, respectively. Another customer accounted for 23.5%, 26.0% and 25.2% of sales in 2013, 2012 and 2011, respectively. Approximately 68.4%, 66.6% and 64.1% of Tridien’s sales have been to its three largest customers in 2013, 2012 and 2011, respectively. Tridien’s top ten customers accounted for 85.1%, 79.7% and 84.5% of gross sales in 2013, 2012 and 2011, respectively.

Substantially all revenue is derived from sales within the United States.

Tridien had approximately $3.4 million and $2.4 million in firm backlog orders at December 31, 2013 and 2012, respectively.

Sales and Marketing

Support surfaces are primarily sold through distributors, who either rent or sell to acute care (hospitals) facilities, long term care facilities and home health care organizations. The acute care distribution market for support surfaces is dominated by large suppliers such as Stryker Corporation and Hill-Rom Holdings Inc. Other national distributors usually provide specific types of support surface technology. Beyond national distribution intermediaries there are numerous smaller more regional distributors who will purchase support surfaces developed by Tridien as certain brand lines are known in the market as providing proven therapy.

Tridien has developed a full range of support surface products that are sold or rented to healthcare distributors and occasionally sold directly to the end customer. Tridien also provides technical support and repair services for its products, an offering valued by customers.

Competition

The competition in the medical support surfaces market is based predominantly on product performance, features, price and durability. Other factors may include the technological ability of a manufacturer to customize their product offering to meet the needs of large distributors. Tridien competes with manufacturers of varying sizes who then sell predominantly through distributors to the acute care, long term care and home health care markets. Specific competitors include, Span America and other smaller competitors. Tridien differentiates itself from these competitors based on its patented technologies, quality of the products it manufacturers as well as its design and engineering capabilities to produce a full spectrum of surfaces that provide the greatest therapeutic outcome for every price point. While many competitors specialize in the production of a single type of support surface, and often outsource certain manufacturing as skills required to develop and manufacture products vary by materials used, Tridien is able to offer its customers a full spectrum of support surfaces nationwide.

Span America Medical Systems (NASDAQ: SPAN): ($74 million in fiscal 2013 sales) Span America’s medical division includes the sales of skin care products, bedside mats, and foam mattress overlays and replacement mattresses, including the PressureGuard therapeutic mattress, Span-Aid patient positioners (used to elevate and support body parts) and Dish pressure-relief seat cushions to aid wound healing. Span America reported that approximately 34% of their revenue in 2013 was attributed to their therapeutic support surface segment. Span America also supplies bed frames, other medical and consumer bedding products.

Suppliers

Tridien’s two primary raw materials used in manufacturing are polyurethane foam and fabric (primarily nylon and polycarbonate fabrics). Among Tridien’s largest raw material suppliers are Foamex International, Inc., Dartex Coatings, Inc. and Uretek, LLC. Tridien uses multiple suppliers for foam and fabric and believes that these raw materials are in adequate supply and are available from many suppliers at competitive prices. We expect these costs, particularly those related to polyurethane foam to increase during fiscal 2014 due to recent trends in related commodity prices. Actions taken by manufacturers of petro-chemical commodities such as capacity reductions could influence price changes from our supplier. The cost of raw materials as a percentage of sales was approximately 51% of gross sales in fiscal 2013, 48% of gross sales in fiscal 2012 and 48% of gross sales in fiscal 2011.

Intellectual Property

Tridien has 12 patents issued, filed from 1996 to 2005, and has 12 filed and pending patents.

Regulatory Environment

The FDCA, and regulations issued or proposed there under, provide for regulation by the Food and Drug Administration (FDA) of the marketing, manufacture, labeling, packaging and distribution of medical devices, including Tridien’s products. These regulations require, among other things that medical device manufacturers register with the FDA, list devices manufactured by them, and file various inspections by regulatory authorities and must comply with good manufacturing practices as required by the FDA and state regulatory authorities. Tridien’s management believes that Tridien is in substantial compliance with all applicable regulations.

Employees

As of December 31, 2013, Tridien employed 282 persons in all its locations together with 103 temporary employees. None of Tridien’s employees are subject to collective bargaining agreements. We believe that Tridien’s relationship with its employees is good.

ITEM 1A – RISK FACTORS

Risks Related to Our Business and Structure

We are a Company with limited history and may not be able to continue to successfully manage our businesses on a combined basis.

We were formed on November 18, 2005 and have conducted operations since May 16, 2006. Although our management team has extensive experience in acquiring and managing small and middle market businesses, our failure to continue to develop and maintain effective systems and procedures, including accounting and financial reporting systems, to manage our operations as a consolidated public company, may negatively impact our ability to optimize the performance of our Company, which could adversely affect our ability to pay distributions to our shareholders. In addition, in that case, our consolidated financial statements might not be indicative of our financial condition, business and results of operations.

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

To date, we have declared and paid quarterly distributions, and although we intend to pursue a policy of paying regular distributions, the Company’s board of directors has full authority and discretion to determine whether or not a distribution by the Company should be declared and paid to the Trust and in turn to our shareholders, as well as the amount and timing of any distribution. In addition, the management fee and profit allocation will be payment obligations of the Company and, as a result, will be paid, along with other Company obligations, prior to the payment of distributions to our shareholders. The Company’s board of directors may, based on their review of our financial condition and results of operations and pending acquisitions, determine to reduce or eliminate distributions, which may have a material adverse effect on the market price of our shares.

We will rely entirely on receipts from our businesses to make distributions to our shareholders.

The Trust’s sole asset is its interest in the Company, which holds controlling interests in our businesses. Therefore, we are dependent upon the ability of our businesses to generate earnings and cash flow and distribute them to us in the form of interest and principal payments on indebtedness and, from time to time, dividends on equity to enable us, first, to satisfy our financial obligations and, second to make distributions to our shareholders. This ability may be subject to limitations under laws of the jurisdictions in which they are incorporated or organized. If, as a consequence of these various restrictions, we are unable to generate sufficient receipts from our businesses, we may not be able to declare, or may have to delay or cancel payment of, distributions to our shareholders.

We do not own 100% of our businesses. While we receive cash payments from our businesses which are in the form of interest payments, debt repayment and dividends, if any dividends were to be paid by our businesses, they would be shared pro rata with the minority shareholders of our businesses and the amounts of dividends made to minority shareholders would not be available to us for any purpose, including Company debt service or distributions to our shareholders. Any proceeds from the sale of a business will be allocated among us and the non-controlling shareholders of the business that is sold.

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

•

allowing only the Company’s board of directors to fill newly created directorships, for those directors who are elected by our shareholders, and allowing only our Manager, as holder of a portion of the Allocation Interests, to fill vacancies with respect to the class of directors appointed by our Manager;

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

We may have conflicts of interest with the noncontrolling shareholders of our businesses.

The boards of directors of our respective businesses have fiduciary duties to all their shareholders, including the Company and noncontrolling shareholders. As a result, they may make decisions that are in the best interests of their shareholders generally but which are not necessarily in the best interest of the Company or our shareholders. In dealings with the Company, the directors of our businesses may have conflicts of interest and decisions may have to be made without the participation of directors appointed by the Company, and such decisions may be different from those that we would make.

Our third party credit facility exposes us to additional risks associated with leverage and inhibits our operating flexibility and reduces cash flow available for distributions to our shareholders.

At December 31, 2013, we had approximately $279.8 million outstanding under our Term Loan Facility and $1.6 million outstanding under our Revolving Credit Facility (representing outstanding letters of credit). We expect to increase our level of debt in the future. The terms of our Revolving Credit Facility contains a number of affirmative and restrictive covenants that, among other things, require us to:

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

Our Credit Facility bears interest at floating rates which will generally change as interest rates change. We bear the risk that the rates we are charged by our lender will increase faster than the earnings and cash flow of our businesses, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our Revolving Credit Facility and reduce cash flow available for distribution, any of which could materially adversely affect us.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. While we have concluded that at December 31, 2013, we have no material weaknesses in our internal controls over financial reporting we cannot assure you that we will not have a material weakness in the future. A “material weakness” is a control deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to maintain a system of internal controls over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or by the New York Stock Exchange. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected.

CGI may exercise significant influence over the Company.

CGI, through a wholly owned subsidiary, owns 7,931,000 or approximately 16.4% of our shares and may have significant influence over the election of directors in the future.

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

While the members of our management team anticipate devoting a substantial amount of their time to the affairs of the Company, only Mr. Ryan Faulkingham, our Chief Financial Officer, devotes substantially all of his time to our affairs. Our Chief Executive Officer, directors, Manager and members of our management team may engage in other business activities. This may result in a conflict of interest in allocating their time between our operations and our management and operations of other businesses. Their other business endeavors may be related to CGI, which will continue to own several businesses that were managed by our management team prior to our initial public offering, or affiliates of CGI as well as other parties. Conflicts of interest that arise over the allocation of time may not always be resolved in our favor and may materially adversely affect our operations. See the section entitled “Certain Relationships and Related Party Transactions” for the potential conflicts of interest of which you should be aware.

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

Our Manager can resign on 180 days’ notice and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could materially adversely affect our financial condition, business and results of operations as well as the market price of our shares.

Our Manager has the right, under the management services agreement, to resign at any time on 180 days’ written notice, whether we have found a replacement or not. If our Manager resigns, we may not be able to contract with a new manager or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 90 days, or at all, in which case our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management, acquisition activities and supervision of our businesses is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Manager and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our businesses may result in additional costs and time delays that could materially adversely affect our financial condition, business and results of operations.

We must pay our Manager the management fee regardless of our performance.

Our Manager is entitled to receive a management fee that is based on our adjusted consolidated net assets, as defined in the management services agreement, regardless of the performance of our businesses. The calculation of the management fee is unrelated to the Company’s net income. As a result, the management fee may incentivize our Manager to increase the amount of our assets, for example, the acquisition of additional assets or the incurrence of third party debt rather than increase the performance of our businesses.

We cannot determine the amount of the management fee that will be paid over time with any certainty.

The management fee paid to CGM for the year ended December 31, 2013, was $18.6 million. The management fee is calculated by reference to the Company’s adjusted net assets, which will be impacted by the acquisition or disposition of businesses, which can be significantly influenced by our Manager, as well as the performance of our businesses and other businesses we may acquire in the future. Changes in adjusted net assets and in the resulting management fee could be significant, resulting in a material adverse effect on the Company’s results of operations. In addition, if the performance of the Company declines, assuming adjusted net assets remains the same, management fees will increase as a percentage of the Company’s net income.

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

The fees to be paid to our Manager pursuant to the management services agreement, the offsetting management services agreements and integration services agreements and the profit allocation to be paid to certain members of our Manager, as holders of the Allocation Interests, pursuant to the LLC Agreement may significantly reduce the amount of cash available for distribution to our shareholders.

Under the management services agreement, the Company will be obligated to pay a management fee to and, subject to certain conditions, reimburse the costs and out-of-pocket expenses of our Manager incurred on behalf of the Company in connection with the provision of services to the Company. Similarly, our businesses will be obligated to pay fees to and reimburse the costs and expenses of our Manager pursuant to any offsetting management services agreements entered into between our Manager and one of our businesses, or any integration services agreements to which such businesses are a party. In addition, Sostratus LLC, as holder of the Allocation Interests, will be entitled to receive profit allocations. While it is difficult to quantify with any certainty the actual amount of any such payments in the future, we do expect that such amounts could be substantial. See the section entitled “Certain Relationships and Related Party Transactions” for more information about these payment obligations of the Company. The management fee and profit allocation and will be payment obligations of the Company and, as a result, will be paid, along with other Company obligations, prior to the payment of distributions to shareholders. As a result, the payment of these amounts may significantly reduce the amount of cash flow available for distribution to our shareholders.

Our Manager’s influence on conducting our operations, including on our conducting of transactions, gives it the ability to increase its fees, which may reduce the amount of cash flow available for distribution to our shareholders.

Under the terms of the management services agreement, our Manager is paid a management fee calculated as a percentage of the Company’s adjusted net assets for certain items and is unrelated to net income or any other performance base or measure. Our Manager, controls, may advise us to consummate transactions, incur third party debt or conduct our operations in a manner that, in our Manager’s reasonable discretion, are necessary to the future growth of our businesses and are in the best interests of our shareholders. These transactions, however, may increase the amount of fees paid to our Manager. Our Manager’s ability to increase its fees, through the influence it has over our operations, may increase the compensation paid by our Manager. Our Manager’s ability to influence the management fee paid to it by us could reduce the amount of cash flow available for distribution to our shareholders.

Fees paid by the Company and our businesses pursuant to integration services agreements do not offset fees payable under the management services agreement and will be in addition to the management fee payable by the Company under the management services agreement.

The management services agreement provides that our businesses may enter into integration services agreements with our Manager pursuant to which our businesses will pay fees to our Manager for services provided by our Manager relating to the integration of a business’s financial reporting, computer systems and decision making and management processes into our operations following an acquisition of such business. See the section entitled “Certain Relationships and Related Party Transactions” for more information about these agreements. Unlike fees paid under the offsetting management services agreements, fees that are paid pursuant to such integration services agreements will not reduce the management fee payable by the Company. Therefore, such fees will be in excess of the management fee payable by the Company.

The fees to be paid to our Manager pursuant to these integration service agreements will be paid prior to any principal, interest or dividend payments to be paid to the Company by our businesses, which will reduce the amount of cash flow available for distributions to shareholders.

Our profit allocation may induce our Manager to make suboptimal decisions regarding our operations.

Sostratus LLC, as holder of our Allocation Interests, will receive a profit allocation based on ongoing cash flows and capital gains in excess of a hurdle rate. Certain members of our Manager are owners of Sostratus LLC. In this respect, a calculation and payment of profit allocation may be triggered upon the sale of one of our businesses. As a result, our Manager may be incentivized to recommend the sale of one or more of our businesses to the Company’s board of directors at a time that may not be optimal for our shareholders.

The obligations to pay the management fee and profit allocation may cause the Company to liquidate assets or incur debt.

If we do not have sufficient liquid assets to pay the management fee and profit allocation when such payments are due, we may be required to liquidate assets or incur debt in order to make such payments. This circumstance could materially adversely affect our liquidity and ability to make distributions to our shareholders.

Risks Related to Taxation

Our shareholders will be subject to tax on their share of the Company’s taxable income, which taxes or taxable income could exceed the cash distributions they receive from the Trust.

For so long as the Company or the Trust (if it is treated as a tax partnership) would not be required to register as an investment company under the Investment Company Act of 1940 and at least 90% of our gross income for each taxable year constitutes ‘‘qualifying income’’ within the meaning of Section 7704(d) of the Internal Revenue Code of 1986, as amended (the ‘‘Code’’), on a continuing basis, we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. In that case our shareholders will be subject to U.S. federal income tax and, possibly, state, local and foreign income tax, on their share of the Company’s taxable income, which taxes or taxable income could exceed the cash distributions they receive from the Trust. There is, accordingly, a risk that our shareholders may not receive cash distributions equal to their portion of our taxable income or sufficient in amount even to satisfy their personal tax liability those results from that income. This may result from gains on the sale or exchange of stock or debt of subsidiaries that will be allocated to shareholders who hold (or are deemed to hold) shares on the day such gains were realized if there is no corresponding distribution of the proceeds from such sales, or where a shareholder disposes of shares after an allocation of gain but before proceeds (if any) are distributed by the Company. Shareholders may also realize income in excess of distributions due to the Company’s use of cash from operations or sales proceeds for uses other than to make distributions to shareholders, including funding acquisitions, satisfying short- and long-term working capital needs of our businesses, or satisfying known or unknown liabilities. In addition, certain financial covenants with the Company’s lenders may limit or prohibit the distribution of cash to shareholders. The Company’s board of directors is also free to change the Company’s distribution policy. The Company is under no obligation to make distributions to shareholders equal to or in excess of their portion of our taxable income or sufficient in amount even to satisfy the tax liability that results from that income.

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

Risks Relating Generally to Our Businesses

The recent disruption in the overall economy and the financial markets will adversely impact our business.

Many industries, including our businesses, have been affected by current economic factors, including the significant deterioration of global economic conditions, declines in employment levels, and shifts in consumer spending patterns. The recent disruptions in the overall economy and volatility in the financial markets have greatly reduced, and may continue to reduce, consumer confidence in the economy, negatively affecting consumer spending, which could be harmful to our financial position. Disruptions in the overall economy may also lead to a lower collection rate on billings as consumers or businesses are unable to pay their bills in a timely fashion. Decreased cash flow generated from our products may adversely affect our financial position and our ability to fund our operations. In addition, macro-economic disruptions, as well as the restructuring of various commercial and investment banking organizations, could adversely affect our ability to access the credit markets. The disruption in the credit markets may also adversely affect the availability of financing to support our strategy for growth through future acquisitions. There is a risk that government responses to the disruptions in the financial markets will not restore consumer confidence, stabilize the markets, or increase liquidity and the availability of credit.

Impairment of our intangible assets could result in significant charges that would adversely impact our future operating results.

We have significant intangible assets, including goodwill with an indefinite life, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant intangible assets on our balance sheet are goodwill, technologies, customer relationships and trademarks we acquired when we acquired our businesses. Customer relationships are amortized on a straight line basis based upon the pattern in which the economic benefits of customer relationships are being utilized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We assess the potential impairment of goodwill and indefinite lived intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We assess definite lived intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Factors that could trigger impairment include the following:

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

As of December 31, 2013, we had identified indefinite lived intangible assets with a carrying value in our financial statements of $131.3 million, and goodwill of $246.6 million.

At Tridien we wrote down approximately $12.9 million in goodwill and intangible assets during 2013 as a result of lower than anticipated sales and sales growth. Further adverse changes in the operations of our businesses or other unforeseeable factors could result in an additional impairment charge in future periods that would impact our results of operations and financial position in that period.

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

Our businesses rely and may rely on their intellectual property and licenses to use others’ intellectual property, for competitive advantage. If our businesses are unable to protect their intellectual property, are unable to obtain or retain licenses to use other’s intellectual property, or if they infringe upon or are alleged to have infringed upon others’ intellectual property, it could have a material adverse effect on their financial condition, business and results of operations.

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

Our businesses may become involved in legal proceedings and claims in the future either to protect their intellectual property or to defend allegations that they have infringed upon others’ intellectual property rights. These claims and any resulting litigation could subject them to significant liability for damages and invalidate their property rights. In addition, these lawsuits, regardless of their merits, could be time consuming and expensive to resolve and could divert management’s time and attention. The costs associated with any of these actions could be substantial and could have a material adverse effect on their financial condition, business and results of operations.

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

Changes in inflation could materially adversely affect the costs and availability of raw materials used in our manufacturing businesses, and changes in fuel costs likely will affect the costs of transporting materials from our suppliers and shipping goods to our customers, as well as the effective areas from which we can recruit temporary staffing personnel. For example, for Advanced Circuits, the principal raw materials consist of copper and glass and represent approximately 20% of net sales in 2013. Prices for these key raw materials may fluctuate during periods of high demand. The ability by these businesses to offset the effect of increases in raw material prices by increasing their prices is uncertain. If these businesses are unable to cover price increases of these raw materials, their financial condition, business and results of operations could be materially adversely affected.

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

Defects in the products provided by our companies could result in financial or other damages to their customers, which could result in reduced demand for our companies’ products and/or liability claims against our companies.

As manufacturers and distributors of consumer products, certain of our companies are subject to various laws, rules and regulations, which may empower governmental agencies and authorities to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, a governmental authority could require our companies to repurchase or recall one or more of their products. Additionally, laws regulating certain consumer products exist in some cities and states, as well as in other countries in which they sell their products, where more restrictive laws and regulations exist or may be adopted in the future. Any repurchase or recall of such products could be costly and could damage the reputation of our companies. If any of our companies were required to remove, or voluntarily remove, their products from the market, their reputation may be tarnished and they may have large quantities of finished products that they cannot sell. Additionally, our companies may be subject to regulatory actions that could harm their reputations, adversely impact the values of their brands and/or increase the cost of production.

Our companies also face exposure to product liability claims in the event that one of their products is alleged to have resulted in property damage, bodily injury or other adverse effects. Defects in products could result in customer dissatisfaction or a reduction in, or cancellation of, future purchases or liability claims against our companies. If these defects occur frequently, our reputation may be impaired permanently. Defects in products could also result in financial or other damages to customers, for which our companies may be asked or required to compensate their customers, in the form of substantial monetary judgments or otherwise. While our companies take the steps deemed necessary to comply with all laws and regulations, there can be no assurance that rapidly changing safety standards will not render unsaleable products that complied with previously-applicable safety standards. As a result, these types of claims could have a material adverse effect on our businesses, results of operations and financial condition.

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

New regulations related to conflict minerals may force certain of our businesses to incur additional expenses, may make the supply chain of such businesses more complex and may result in damage to the customer relationships of such businesses.

In August 2012, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Securities and Exchange Commission promulgated final rules regarding disclosure of the use of certain minerals and their derivatives, including tin, tantalum, tungsten and gold, known as “conflict minerals,” if these minerals are necessary to the functionality or production of the company’s products. These regulations require such issuers to report annually whether or not such minerals originate from the Democratic Republic of Congo (DRC) and adjoining countries and in some cases to perform extensive due diligence on their supply chains for such minerals.

The implementation of these new requirements could adversely affect the sourcing, availability and pricing of conflict minerals used in the manufacturing processes for certain products of our businesses. In addition, some of our businesses may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in the products of certain of our businesses. Since the supply chain of certain of our businesses is complex, the due diligence procedures implemented may not enable such businesses to ascertain the origins for these minerals or determine that these minerals are DRC conflict-free, which may harm the reputation of some of our businesses. Some of our businesses may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict-free, which could harm relationships with such customers and lead to a loss of revenue. These new requirements also could have the effect of limiting the pool of suppliers from which some of our businesses source these minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase costs and adversely affect the manufacturing operations and profitability of certain of our businesses. Any one or a combination of these various factors could negatively impact our financial condition, business and results of operations.

The proposed spending cuts imposed by the Budget Control Act of 2011 (“BCA”) could impact the operating results and profit of our businesses.

The U.S. government continues to focus on developing and implementing spending, tax, and other initiatives to stimulate the economy, create jobs, and reduce the deficit. One of these initiatives, the BCA, imposes greater constraints on government spending. In an attempt to balance decisions regarding defense, homeland security, and other federal spending priorities, the BCA immediately imposed spending caps that contain reductions to the Department of Defense (“DoD”) base budgets over a ten-year period ending in 2021. The BCA also provides for an automatic sequestration process, which commenced March 1, 2013, that imposed additional cuts of approximately $37 billion to the DoD base budget for fiscal 2013 and approximately $34 billion to the proposed DoD base budget for fiscal 2014. Although we cannot predict whether the automatic sequestration process will be allowed to proceed as set forth, or whether it will be further modified by new or additional legislation, a significant decline in overall U.S. government or DoD spending, a substantial reduction or elimination of particular defense-related programs or significant delays in contract or task order awards could have a material adverse effect on our businesses, result of operations and financial condition.

Risks Related to FOX

Growth in popularity of alternative recreational activities may reduce demand for mountain bikes and off road products which would reduce demand for FOX’s products.

Mountain biking and other off-road sports compete against numerous recreational activities for share of time and spend of enthusiasts. Any growth in popularity of other outdoor activities at the expense of mountain biking and off-road sports could lead to a decrease in demand for the company’s products and could materially adversely affect FOX’s financial condition, business and results of operations.

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

The recent economic downturn has impacted AFM’s ability to meet the financial covenant requirements of its credit facility pursuant to which we are the lender. We are both the majority shareholder and lender to AFM and further deterioration in the business environment in which AFM operates could affect our relationship with AFM.

AFM’s results of operations are affected by many economic factors, including the level of economic activity in the markets in which AFM operates. The retail promotional furniture business has been impacted by a variety of factors relating to the recent economic downturn, including high unemployment, lack of consumer credit, increased fuel costs and the depressed housing market. To ensure on-going compliance with the financial covenants of AFM’s credit facility, we, in our capacity as the majority shareholder of AFM, contributed equity proceeds of approximately $1.6 million in 2013. While we continue to be confident in AFM’s ability to execute on its business strategy, if unfavourable economic conditions continue to challenge the furniture industry we may seek strategic alternatives with respect to our investment in AFM.

Risks Related to Arnold

Changes in the cost and availability of certain rare earth minerals and magnets could materially harm Arnold’s business, financial condition and results of operations.

Arnold manufactures precision magnetic assemblies and high-performance rare earth magnets including Samarium Cobalt magnets. Arnold is especially susceptible to changes in the price and availability of certain rare earth materials. The price of these materials has fluctuated significantly in recent years and we believe price fluctuations are likely to occur in the future. Arnold’s need to maintain a continuing supply of rare earth materials makes it difficult to resist price increases and surcharges imposed by its suppliers. Arnold’s ability to pass increases in costs for such materials through to its customers by increasing the selling prices of its products is an important factor in Arnold’s business. We cannot guarantee that Arnold will be able to maintain an appropriate differential at all times. If costs for rare earth materials increase, and if Arnold is unable to pass along, or is delayed in passing along, those increases to its customers, Arnold will experience reduced profitability. Rare earth minerals and magnets are available from a limited number of suppliers, primarily in China. Political and civil instability and unexpected adverse changes in laws or regulatory requirements, including with respect to export duties, quotas or embargoes, may affect the market price and availability of rare earth materials, particularly from China. If a substantial interruption should occur in the supply of rare earth materials, Arnold may not be able to obtain other sources of supply in a timely fashion, at a reasonable price or as would be necessary to satisfy its requirements. Accordingly, a change in the supply of, or price for, rare earth minerals and magnets could materially harm Arnold’s business, financial condition and results of operations

Risks Related to Tridien

Certain of Tridien’s products are subject to regulation by the FDA.

Certain of Tridien’s mattress products are Class II devices within Section 201(h) of the Federal FDCA (21 USC §321(h), and, as such, are subject to the requirements of the FDCA and certain rules and regulations of the FDA. Prior to our acquisition of Tridien, one of its subsidiaries received a warning letter from the FDA in connection with certain deficiencies identified during a regular FDA audit, including noncompliance with certain design control requirements, certain of the good manufacturing practice regulations defined in 21 C.F.R. 820 and certain record keeping requirements. Tridien’s subsidiary has undertaken corrective measures to address the deficiencies and continues to fully cooperate with the FDA. Tridien is vulnerable to actions that may be taken by the FDA which have a material adverse effect on Tridien and/or its business. The FDA has the authority to inspect without notice, and to take any disciplinary action that it sees fit.

A change in Medicare Reimbursement Guidelines may reduce demand for Tridien’s products.

Certain changes in Medicare Reimbursement Guidelines may reduce demand for medical support surfaces and have a material effect on Tridien’s operating performance.

Two of Tridien’s largest customers represented approximately 50% of its gross sales in 2013.

Tridien has significant exposure to two key customers. The loss of either customer could negatively impact Tridien’s financial condition, business and results of operations.

Section 4191 of the Internal Revenue Code imposes a 2.3% excise tax on the sale of certain medical devices (“MDET”) by the manufacturer or importer of the device beginning January 1, 2013.

The majority of Tridien’s customers either qualify for the retail exemption under the MDET or are considered the manufacturers of the product, with Tridien acting as the subcontractor, in which case Tridien’s customer is responsible for the MDET. If Tridien is unable to continue to pass the MDET on to its customers, such tax may have a material adverse effect on gross profit, operating income and cash flow.

ITEM 1B. UNRESOLVED STAFF COMMENTS

NONE

ITEM 2. – PROPERTIES

CamelBak

CamelBak’s headquarters is located in Petaluma, California where they lease approximately 33,000 square feet of office space and an additional 1,000 square feet of storage space. CamelBak also leases manufacturing and warehouse facilities in San Diego, California (124,000 square feet) and Tijuana, Mexico (53,000 square feet), and office space in Mareveles, Phillipines (10,000 square feet) and in Bassano, Italy (1,400 square feet).

Ergobaby

Ergobaby operates out of five offices. Its corporate headquarters is in Los Angeles, California where it leases 8,800 square feet. Ergobaby’s European headquarters is located in Hamburg, Germany where it leases approximately 2,411 square feet and a sales office in Paris, France. Ergobaby also leases 2,426 square feet of office space in Pukalani, Hawaii. Orbit Baby leases 41,400 square feet of office, manufacturing and warehouse space in Newark, California.

FOX

FOX leases its corporate headquarters which is located in a 51,000 square foot facility in Scotts Valley, California and leases the main manufacturing facility which is located in an 86,000 square foot facility in Watsonville, California. In addition, FOX leases three other smaller facilities totaling approximately 86,000 square feet in the surrounding Santa Cruz California area and approximately 9,300 feet of office space in Baxter, Minnesota. Internationally, FOX leases a 28,000 square foot sales and manufacturing facility in Taichung, Taiwan and approximately 10,000 square feet for a sales and service facility in Rodalben, Germany

Liberty Safe

Liberty Safe leases offices and warehouse facilities at two locations in Payson, Utah. The corporate headquarters and manufacturing facility are located in a 204,000 square foot building. Liberty leases two additional warehouse facilities totaling approximately 105,900 square feet.

Advanced Circuits

Advanced Circuits operations are located in an 113,000 square foot building in Aurora, Colorado, a 30,000 square foot building in Tempe, Arizona, and a 50,000 square foot building in Maple Grove, Minnesota. These facilities are leased and comprise both the factory and office space. The lease terms are for approximately 15 years with a renewal option at the Aurora, Colorado location for an additional 10 years.

American Furniture

American Furniture operates primarily from a manufacturing and warehousing facility located in Ecru, MS, of which approximately 750,000 square feet was refurbished in 2008 as a result of damage caused by a fire in 2008. This 1.1 million square foot facility includes 350,000 square feet of manufacturing space, 750,000 square feet of warehouse space and 82 shipping docks. AFM also leases approximately 19,000 square feet of showroom space in High Point, North Carolina, and Las Vegas Nevada allowing it to showcase its products to buyers during trade shows held in those cities.

Arnold

Arnold is headquartered in Rochester, New York and has nine manufacturing facilities. The summary below outlines Arnold’s property locations. Arnold owns the Ogallala, NE location and the others are leased.

Location	Sq. Ft.	Use
Marengo, IL	94,220	Office/Warehouse
Marietta, OH	81,000	Office/Warehouse
Marietta, OH	22,646	Warehouse
Marengo, IL	55,200	Office/Warehouse
Norfolk, NE	109,000	Office/Warehouse
Rochester, NY	73,000	Office/Warehouse
Ogallala, NE	25,000	Office/Warehouse
Guangdong Province, Peoples Republic of China	154,210	Office/Warehouse
Sheffield, England	25,000	Office/Warehouse
Lupfig, Switzerland	58,405	Office/Warehouse
Hanau, Germany	1,092	Office
Crolles, France	538	Office

Tridien

Tridien leases a 33,000 square foot facility in Coral Springs, Florida, which houses its manufacturing and distribution operations for the east coast and an 81,000 square foot facility in Corona, California, which houses the manufacturing and distribution facilities for the west coast. Tridien also leases a 105,000 square foot manufacturing facility and warehouse facility in Fishers, Indiana.

Our corporate offices are located in Westport, Connecticut, where we lease approximately 1,500 square feet from our Manager.

We believe that our properties and the terms of their leases at each of our businesses are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

ITEM 3. – LEGAL PROCEEDINGS

In the normal course of business, we are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, we do not believe that their outcome will have a material adverse effect on our financial position or results of operations.

ITEM 4. – MINE SAFETY DISCLOSURES

Not Applicable.

Part II

Item 5. – Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Trust stock has traded on the New York Stock Exchange (the “NYSE”) under the symbol “CODI” since November 1, 2011. Previously, our stock was traded on the NASDAQ Global Select Market under the symbol “CODI.” The following table sets forth the high and low sales prices per share as reported NYSE, and thereafter on the NYSE. The highest and lowest sales prices per share of Trust stock were $12.12 and $19.64, respectively, for the periods presented below:

Quarter Ended	High	Low	Distribution Declared
December 31, 2013	$19.64	$16.97	$0.36
September 30, 2013	18.94	16.92	0.36
June 30, 2013	17.99	15.68	0.36
March 31, 2013	16.21	14.81	0.36
December 31, 2012	15.70	13.49	0.36
September 30, 2012	15.31	13.72	0.36
June 30, 2012	15.16	12.12	0.36
March 31, 2012	15.58	12.58	0.36

Common Stock Holders

On December 31, 2013 there were 14 registered holders of our common stock. The number of registered holders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder

COMPARATIVE PERFORMANCE OF SHARES OF TRUST STOCK

The performance graph shown below compares the change in cumulative total shareholder return on shares of Trust stock with the NASDAQ Stock Market Index, the NASDAQ Other Finance Index, the NYSE Composite Index and the NYSE Financial Sector Index from May 16, 2006, when we completed our initial public offering, through the quarter ended December 31, 2013. The graph sets the beginning value of shares of Trust stock and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of shares of Trust stock.

Data	June 30, 2006	September 30, 2006	December 31, 2006
Compass Diversified Holdings	$94.88	$102.73	$117.00
NASDAQ Stock Market Index	$97.44	$101.31	$108.35
NASDAQ Other Finance Index	$94.03	$104.02	$107.59
NYSE Financial Sector Index	$96.28	$102.56	$109.91
NYSE Composite Index	$97.39	$100.98	$108.96

Data	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Compass Diversified Holdings	$116.32	$125.83	$115.41	$109.10
NASDAQ Stock Market Index	$108.64	$116.78	$121.19	$118.98
NASDAQ Other Finance Index	$104.70	$112.86	$107.18	$108.11
NYSE Financial Sector Index	$108.12	$110.18	$106.81	$95.51
NYSE Composite Index	$110.42	$117.71	$119.69	$116.13

Data	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Compass Diversified Holdings	$98.39	$87.54	$109.45	$90.41
NASDAQ Stock Market Index	$102.24	$102.86	$93.84	$70.75
NASDAQ Other Finance Index	$86.86	$85.52	$90.56	$57.91
NYSE Financial Sector Index	$83.31	$71.39	$69.23	$44.28
NYSE Composite Index	$104.88	$103.25	$89.81	$68.64

Data	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Compass Diversified Holdings	$73.55	$68.75	$91.64	$114.42
NASDAQ Stock Market Index	$68.57	$82.32	$95.21	$101.80
NASDAQ Other Finance Index	$55.01	$68.57	$74.63	$75.76
NYSE Financial Sector Index	$33.01	$44.86	$56.70	$54.32
NYSE Composite Index	$59.39	$70.40	$82.39	$85.66

Data	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Compass Diversified Holdings	$139.58	$124.69	$152.90	$169.77
NASDAQ Stock Market Index	$107.57	$94.62	$106.26	$119.01
NASDAQ Other Finance Index	$77.58	$67.39	$70.23	$84.52
NYSE Financial Sector Index	$58.00	$49.31	$53.76	$57.05
NYSE Composite Index	$88.80	$77.13	$86.81	$94.95

Data	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Compass Diversified Holdings	$143.35	$163.05	$122.22	$126.56
NASDAQ Stock Market Index	$124.76	$124.42	$108.36	$116.87
NASDAQ Other Finance Index	$86.58	$82.50	$66.10	$71.25
NYSE Financial Sector Index	$59.27	$56.77	$43.78	$46.75
NYSE Composite Index	$100.21	$99.18	$80.97	$89.14

Data	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Compass Diversified Holdings	$153.56	$147.20	$158.36	$159.96
NASDAQ Stock Market Index	$138.69	$131.67	$139.80	$135.46
NASDAQ Other Finance Index	$83.12	$80.69	$83.59	$83.87
NYSE Financial Sector Index	$55.18	$51.30	$54.71	$58.85
NYSE Composite Index	$97.85	$93.02	$98.37	$100.67

Data	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Compass Diversified Holdings	$174.98	$195.86	$201.45	$224.45
NASDAQ Stock Market Index	$146.58	$152.67	$169.19	$187.36
NASDAQ Other Finance Index	$98.41	$102.70	$106.62	$117.93
NYSE Financial Sector Index	$63.14	$65.10	$68.66	$73.10
NYSE Composite Index	$108.58	$108.65	$114.71	$124.00

Distributions

For the years 2013 and 2012 we have declared and paid quarterly cash distributions to holders of record as follows:

Quarter Ended	Declaration Date	Payment Date	Distribution Per Share
December 31, 2013	January 9, 2014	January 30, 2014	$0.36
September 30, 2013	October 10, 2013	October 30, 2013	$0.36
June 30, 2013	July 10, 2013	July 30, 2013	$0.36
March 31, 2013	April 9, 2013	April 30, 2013	$0.36
December 31, 2012	January 10, 2013	January 31, 2013	$0.36
September 30, 2012	October 9, 2012	October 31, 2012	$0.36
June 30, 2012	July 10, 2012	July 31, 2012	$0.36
March 31, 2012	April 10, 2012	April 30, 2012	$0.36

We currently intend to continue to declare and pay regular quarterly cash distributions on all outstanding shares through fiscal 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7.

ITEM 6. – SELECTED FINANCIAL DATA

The following table sets forth selected historical and other data of the Company and should be read in conjunction with the more detailed consolidated financial statements included elsewhere in this report. Selected financial data below includes the results of operations, cash flow and balance sheet data of the Company for the years ended December 31, 2013, 2012, 2011, 2010 and 2009. We completed our IPO on May 16, 2006 and used the proceeds of the IPO and separate private placement transactions that closed in conjunction with our IPO, and from our Prior Credit Agreement, to purchase controlling interests in four of our initial operating subsidiaries. The following table details our acquisitions and dispositions subsequent to our IPO.

Acquisitions:	Acquisition Date	Disposition Date
Advanced Circuits(1)	May 16, 2006	n/a
Staffmark(1)	May 16, 2006	October 17, 2011
Crosman(1)	May 16, 2006	January 5, 2007
Silvue(1)	May 16, 2006	June 25, 2008
Tridien	August 1, 2006	n/a
Aeroglide	February 28, 2007	June 24, 2008
HALO	February 28, 2007	May 1, 2012
American Furniture	August 31, 2007	n/a
FOX	January 4, 2008	n/a
Liberty	March 31, 2010	n/a
Ergobaby	September 16, 2010	n/a
CamelBak	August 24, 2011	n/a
Arnold Magnetics	March 5, 2012	n/a

(1)	Represent initial operating subsidiaries.

The operating results for HALO are reflected as discontinued operations in 2012, 2011, 2010 and 2009 and are not included in the continuing operations data below. The operating results for Staffmark are reflected as discontinued operations in 2011, 2010 and 2009 and are not included in the continuing operations data below. Data included below only includes activity in our operating subsidiaries from their respective dates of acquisition.

	Year ended December 31,
	2013	2012	2011	2010	2009
Statements of Operations Data:
Net sales	$985,539	$884,721	$606,644	$504,659	$364,083
Cost of sales	679,708	605,867	427,500	366,297	266,452

Gross profit	305,831	278,854	179,144	138,362	97,631
Operating expenses:
Selling, general and administrative	167,738	161,141	110,031	81,585	51,740
Supplemental put expense (reversal)	(45,995)	15,995	11,783	32,516	(1,329)
Management fees	18,632	17,633	16,283	14,576	12,066
Amortization expense	29,632	30,268	22,072	17,023	12,290
Impairment expense	12,918	—	27,769	38,835	—

Operating income (loss)	$122,906	$53,817	$(8,794)	$(46,173)	$22,864

Income (loss) from continuing operations	$78,816	$5,753	$(32,801)	$(66,324)	$(657)
Income (loss) and gain (loss) from discontinued operations	—	(1,413)	105,613	21,554	(38,988)

Net income (loss)	78,816	4,340	72,812	(44,770)	(39,645)
Net income from continuing operations—noncontrolling interest	10,752	8,508	5,641	902	2,378
Net income (loss) from discontinued operations—noncontrolling interest	—	(226)	2,212	3,085	(15,753)

Net income (loss) attributable to Holdings	$68,064	$(3,942)	$64,959	$(48,757)	$(26,270)

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$1.05	$(0.06)	$(0.81)	$(1.64)	$(0.09)
Discontinued operations	—	(0.02)	2.18	0.45	(0.67)

Basic and fully diluted income (loss) per share attributable to Holdings	$1.05	$(0.08)	$1.37	$(1.19)	$(0.76)

Cash Flow Data:
Cash provided by operating activities	$72,374	$52,566	$91,374	$44,841	$20,213
Cash provided by (used in) investing activities	66,286	(84,426)	(86,620)	(182,392)	(4,982)
Cash (used in) provided by financing activities	(44,122)	(82,232)	114,080	119,592	(81,209)
Net increase (decrease) in cash and cash equivalents	94,988	(114,129)	118,834	(17,959)	(65,978)

	December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Current assets	$399,133	$267,659	$360,221	$333,339	$275,027
Total assets	1,044,913	955,201	1,029,906	984,041	831,012
Current liabilities	130,130	113,799	118,162	151,404	129,887
Long-term debt	280,389	267,008	214,000	94,000	74,000
Total liabilities	475,978	498,989	433,428	408,131	322,946
Noncontrolling interests	95,550	41,584	98,969	87,840	70,905
Shareholders’ equity attributable to Holdings	473,385	414,628	497,509	488,070	437,161

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Compass Diversified Holdings, a Delaware statutory trust, was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company, was also formed on November 18, 2005. In accordance with the Trust Agreement, the Trust is sole owner of 100% of the Trust Interests (as defined in the LLC Agreement) of the Company and, pursuant to the LLC Agreement, the Company has outstanding, the identical number of Trust Interests as the number of outstanding shares of the Trust. Sostratus LLC owns all of our Allocation Interests. The Company is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.

The Trust and the Company were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. We characterize small and middle market businesses as those that generate annual cash flows of up to $60 million. We focus on companies of this size because we believe that these companies are more able to achieve growth rates above those of their relevant industries and are also frequently more susceptible to efforts to improve earnings and cash flow.

In pursuing new acquisitions, we seek businesses with the following characteristics:

•	North American base of operations;

•	stable and growing earnings and cash flow;

•	maintains a significant market share in defensible industry niche (i.e., has a “reason to exist”);

•	solid and proven management team with meaningful incentives;

•	low technological and/or product obsolescence risk; and

•	a diversified customer and supplier base.

Our management team’s strategy for our subsidiaries involves:

•	utilizing structured incentive compensation programs tailored to each business in order to attract, recruit and retain talented managers to operate our businesses;

•

regularly monitoring financial and operational performance, instilling consistent financial discipline, and supporting management in the development and implementation of information systems to effectively achieve these goals;

•	assisting management in their analysis and pursuit of prudent organic cash flow growth strategies (both revenue and cost related);

•	identifying and working with management to execute attractive external growth and acquisition opportunities; and

•	forming strong subsidiary level boards of directors, including independent directors, to supplement management in their development and implementation of strategic goals and objectives.

Based on the experience of our management team and its ability to identify and negotiate acquisitions, we believe we are well positioned to acquire additional attractive businesses. Our management team has a large network of approximately 2,000 deal intermediaries to whom it actively markets and who we expect to expose us to potential acquisitions. Through this network, as well as our management team’s active proprietary transaction sourcing efforts, we typically have a substantial pipeline of potential acquisition targets. In consummating transactions, our management team has, in the past, been able to successfully navigate complex situations surrounding acquisitions, including corporate spin-offs, transitions of family-owned businesses, management buy-outs and reorganizations. We believe the flexibility, creativity, experience and expertise of our management team in structuring transactions provides us with a strategic advantage by allowing us to consider non-traditional and complex transactions tailored to fit a specific acquisition target.

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

Initial public offering and Company formation

On May 16, 2006, we completed our initial public offering of 13,500,000 shares of the Trust at an offering price of $15.00 per share (the “IPO”). Subsequent to the IPO the Company’s board of directors engaged our Manager to externally manage the day-to-day operations and affairs of the Company, oversee the management and operations of the businesses and to perform those services customarily performed by executive officers of a public company.

From May 16, 2006 through December 31, 2013, we purchased thirteen businesses (each of our businesses is treated as a separate operating segment) and disposed of five as follows:

Acquisitions

•

On May 16, 2006, we made loans to and purchased a controlling interest in CBS Personnel Holdings for $55 million and later Staffmark Holdings, Inc., which we refer to as Staffmark, for approximately $129 million.

•	On May 16, 2006, we made loans to and purchased a controlling interest in Crosman for approximately $73 million.

•

On May 16, 2006, we made loans to and purchased a controlling interest in Advanced Circuits for approximately $81 million. As of December 31, 2013, we own approximately 69.4% of the common stock on a primary basis and 69.4% on a fully diluted basis.

•	On May 16, 2006, we made loans to and purchased a controlling interest in Silvue for approximately $36 million.

•

On August 1, 2006, we made loans to and purchased a controlling interest in Tridien for approximately $31 million. As of December 31, 2013, we own approximately 81.3% of the common stock on a primary basis and 66.5% on a fully diluted basis.

•	On February 28, 2007, we made loans to and purchased a controlling interest in Aeroglide for approximately $58 million.

•	On February 28, 2007, we made loans to and purchased a controlling interest in HALO for approximately $62 million.

•

On August 31, 2007, we made loans to and purchased a controlling interest in American Furniture for approximately $97 million. As of December 31, 2013, we own approximately 99.9% of the common stock on a primary basis and 99.9% on a fully diluted basis.

•

On January 4, 2008, we made loans to and purchased a controlling interest in FOX for approximately $80.4 million. As of December 31, 2013, we own approximately 53.9% of the common stock on a primary basis and 49.8% on a fully diluted basis.

•

On March 31, 2010, we made loans to and purchased a controlling interest in Liberty Safe for approximately $70.2 million. As of December 31, 2013 we own approximately 96.2% on a primary basis and 84.8% on a fully diluted basis.

•

On September 16, 2010, we made loans to and purchased a controlling interest in Ergobaby for approximately $85.2 million. As of December 31, 2013, we own approximately 81.0% on a primary basis and 75.0% on a fully diluted basis.

•

On August 24, 2011, we made loans to and purchased a controlling interest in CamelBak for approximately $211.6 million. As of December 31, 2013, we own approximately 89.9% on a primary basis and 79.7% on a fully diluted basis.

•

On March 5, 2012, we made loans to and purchased a controlling interest in Arnold Magnetics for approximately $128.8 million. As of December 31, 2013, we own approximately 96.7% on a primary basis and 87.2% on a fully diluted basis.

Dispositions

•	On January 5, 2007, we sold all of our interest in Crosman, for approximately $143 million. We recorded a gain on the sale in the first quarter of 2007 of approximately $36 million.

•	On June 24, 2008, we sold all of our interest in Aeroglide, for approximately $95 million. We recorded a gain on the sale in the second quarter of 2008 of approximately $34 million.

•	On June 25, 2008, we sold all of our interest in Silvue, for approximately $95 million. We recorded a gain on the sale in the second quarter of 2008 of approximately $39 million.

•	On October 17, 2011, we sold our interest in Staffmark for approximately $217.2 million. We recorded a gain on the sale in the fourth quarter of 2011 of approximately $89 million.

•	On May 1, 2012, we sold our interest in HALO for approximately $66.0 million. We recorded a loss on the sale of $0.5 million in 2012.

In addition, FOX completed an IPO of its common stock in August 2013 in which we sold a 22% interest in FOX receiving net proceeds totaling $80.9 million.

We are dependent on the earnings of, and cash receipts from, the businesses that we own in order to meet our corporate overhead and management fee expenses and to pay distributions. These earnings and distributions, net of any non-controlling interest in these businesses, are available to:

•	meet capital expenditure requirements, management fees and corporate overhead charges;

•	fund distributions from the businesses to the Company; and

•	be distributed by the Trust to shareholders.

2013 Highlights

Debt Re-pricings

On April 3, 2013, we exercised an option to increase the Term Loan Facility by $30 million. Net proceeds from this incremental term loan were used to reduce outstanding loans on the Revolving Credit Facility. In connection with the increase, we amended the pricing of the Credit Facility wherein borrowings under the Term Loan Facility now bear interest at LIBOR plus 4.0% with a floor of 1.0% and borrowings under the Revolving Credit Facility now bear interest at LIBOR plus 2.5%—3.5%. In addition, the amendment provides for a reduction in commitment fees on revolving loan availability to 0.75% and extended the maturity date on the Revolving Credit Facility to April 2017. All other material terms of the Credit Facility remain unchanged. We incurred fees of approximately $1.9 million.

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

FOX IPO

On August 13, 2013 FOX completed an initial public offering of its common stock pursuant to a registration statement on Form S-1. In the FOX IPO, FOX sold 2,857,143 shares and certain of its shareholders sold 7,000,000 shares (including 5,800,238 shares held by CODI) at an initial offering price of $15.00 per share. FOX trades on the NASDAQ stock market under the ticker “FOXF”. We received approximately $80.9 million in net proceeds from the sale of our FOX shares. FOX used a portion of their net proceeds received from the sale of their shares as well as proceeds from a new credit facility with a third party lender to repay $61.5 million in outstanding indebtedness to us under their existing credit facility.

As a result of the FOX IPO, we currently own approximately 53.9% of the outstanding shares of FOX common stock.

2013 Distributions

For the 2013 fiscal year we declared distributions to our shareholders totaling $1.44 per share.

Areas of focus in 2014

The areas of focus for 2014, which are generally applicable to each of our businesses, include:

•	Taking advantage, where possible to increase market share in each of our market niche leading companies at the expense of less well capitalized competitors;

•	Achieving sales growth, technological excellence and manufacturing capability through global expansion;

•	Continuing to grow through disciplined, strategic acquisitions and rigorous integration processes;

•	Continuing to pursue expense reduction and cost savings through contraction in discretionary spending, and reductions in workforce and production levels in response to lower production volume; and

•

Driving free cash flow through increased net income and effective working capital management enabling continued investment in our businesses, strategic acquisitions, and enabling us to return value to our shareholders.

Middle market deal flow decreased during 2013 relative to 2012, with tax considerations driving activity in 2012 and in some cases accelerating the timing of transactions that otherwise may have occurred in 2013. Valuation levels for high quality acquisitions remain robust due to well capitalized strategic and financial buyers seeking to deploy equity capital coupled with the availability of debt financing with attractive terms. We are cautiously optimistic that our deal flow will increase in 2014 given generally high valuations for sellers, coupled with certain marketing initiatives we are currently undertaking.

Results of Operations

We were formed on November 18, 2005 and acquired our existing businesses (segments) as follows:

May 16, 2006	August 1, 2006	August 31, 2007	January 4, 2008	March 31, 2010	September 16, 2010
Advanced Circuits	Tridien	American Furniture	Fox	Liberty Safe	Ergobaby

August 24, 2011	March 5, 2012
CamelBak	Arnold

Fiscal 2013, 2012 and 2011 each represent a full year of operating results included in our consolidated results of operations for six of our businesses. The remaining two businesses were acquired during fiscal 2012 and 2011 (see table above). As a result, we cannot provide a meaningful comparison of our actual historical consolidated results of operations for the year ended December 31, 2013 with the prior pre-acquisition years. In the following results of operations, we provide (i) our actual Consolidated Results of Operations for the years ended December 31, 2013, 2012 and 2011, which includes the historical results of operations of each of our businesses (operating segments) from the date of acquisition and (ii) comparative historical results of operations for each of our businesses on a stand-alone basis (“Results of Operations – Our Businesses”), for each of the years ended December 31, 2013, 2012 and 2011, where all years presented include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable.

Consolidated Results of Operations — Compass Diversified Holdings

	Years Ended December 31,
(in thousands)	2013	2012	2011
Net sales	$985,539	$884,721	$606,644
Cost of sales (1)	679,708	605,867	427,500

Gross profit	305,831	278,854	179,144
Selling, general and administrative expense (1)	167,738	161,141	110,031
Management fees	18,632	17,633	16,283
Supplemental put expense (reversal) (2)	(45,995)	15,995	11,783
Amortization of intangibles	29,632	30,268	22,072
Impairment expense	12,918	—	27,769

Operating income (loss)	$122,906	$53,817	$(8,794)

(1)	We reclassified certain costs from selling, general and administrative expense to cost of sales totaling $6.6 million in 2011 which are related to AFM’s revaluation of its standard costing system. Refer to AFM’s Results of Operations discussion that follows for more information.
(2)	Refer to – “Liquidity and Capital Resources – Termination of Supplemental Put Agreement” for more detail surrounding this transaction.

Net sales

On a consolidated basis, net sales increased by approximately $100.8 million or 11.4% for the year ended December 31, 2013 when compared to 2012. Meaningful sales increases at American Furniture ($13.4 million), FOX ($36.9 million) and Liberty ($34.9 million) together with incremental 2013 sales at Arnold, our 2012 acquisition ($20.3 million), were offset in part by a decrease in sales at CamelBak ($17.7 million). The increase in sales at our three other businesses account for the remaining increase in sales for the year ended December 31, 2013 compared to the same period in 2012. Refer to “Results of Operations – Our Businesses” for a more detailed analysis of net sales by business segment.

On a consolidated basis, net sales increased $278.1 million for the year ended December 31, 2012 compared to 2011. The increase is due principally to increased revenues (and in the case of Arnold Magnetics and CamelBak, incremental revenues) at each of our segments with the exception of American Furniture and Tridien. We realized revenues in the year ended December 31, 2012 totaling approximately $104.2 million and $157.6 million at Arnold Magnetics and CamelBak, respectively, which we acquired in March 2012 and August 2011, respectively, compared to $42.6 million in revenues recognized at CamelBak over the last four months of 2011. Refer to “Results of Operations – Our Businesses” for a more detailed analysis of net sales for each business segment.

We do not generate any revenues apart from those generated by the businesses we own. We may generate interest income on the investment of available funds, but expect such earnings to be minimal. Our investment in our businesses is typically in the form of loans from the Company to such businesses, as well as equity interests in those businesses. Cash flows coming to the Trust and the Company are the result of interest payments on those loans, amortization of those loans and, in some cases, dividends on our equity ownership. However, on a consolidated basis these items will be eliminated.

Cost of sales

On a consolidated basis, cost of sales increased approximately $73.8 million during the year ended December 31, 2013 compared to the corresponding period in 2012. This increase is due almost entirely to the corresponding increase in net sales referred to above. Gross profit as a percentage of sales decreased approximately 50 basis points in the twelve months ended December 31, 2013 compared to the same period in 2012 which is principally the result of the decrease in CamelBak’s sales in 2013, which carry a higher margin than each of those businesses which showed meaningful sales increases in 2013.

On a consolidated basis, cost of sales increased approximately $178.4 million for the year ended December 31, 2012, compared to 2011. This increase is due almost entirely to the corresponding increase in net sales. Gross profit as a percentage of net sales increased approximately 110 basis points in the year ended December 31, 2012 compared to 2011. The increase in gross profit as a percentage of sales for the year ended December 31, 2012 compared to the same period in 2011 is principally attributable to the inclusion of the incremental CamelBak net sales in 2012. CamelBak gross profit margin during the year ended December 31, 2012 was approximately 46%. Refer to “Results of Operations—Our Businesses” for a more detailed analysis of cost of sales for each business segment.

Selling, general and administrative expense

On a consolidated basis, selling, general and administrative expense increased approximately $6.6 million during the year ended December 31, 2013 compared to the corresponding period in 2012. This increase is principally due to increased costs at those businesses which experienced the most significant top line sales growth during the twelve months ended December 31, 2013 compared to 2012 (FOX and Liberty). Refer to “Results of Operations – Our Businesses” for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense increased $1.2 million during year ended December 31, 2013 compared to the same period in 2012 principally as a result of increases in legal and professional fees ($0.8 million) and unsuccessful acquisition transaction costs ($0.4 million).

On a consolidated basis, selling, general and administrative expense increased approximately $51.1 million for the year ended December 31, 2012, compared to the same period in 2011. The majority of the increase is due to increases in costs directly tied to sales, such as commissions and direct customer support services, and incremental selling, general and administrative costs over the prior year at Ergobaby’s Orbit Baby segment, Arnold Magnetics and CamelBak during 2012 ($44.6 million). At the corporate level, general and administrative costs increased approximately $2.3 million for the year ended December 31, 2012 compared to the same period in 2011. The year over year increase in 2012 is due principally to (i) a non-cash charge totaling approximately $1.2 million related to the decrease in the fair value of a call option granted to the former CEO of Tridien which was written down in 2011; (ii) increased audit fees in connection with the Arnold acquisition ($0.7 million); and increased salaries and wages ($0.3 million). Refer to “Results of Operations – Our Businesses”, for a more detailed analysis of selling, general and administrative expense by segment.

Management fees

Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the year ended December 31, 2013 and 2012 these costs increased by $1.0 million and $1.3 million, respectively.

For the years ended December 31, 2013, 2012 and 2011 we incurred approximately $18.6 million, $17.6 million and $16.3 million respectively, in expense for these fees. The increase in management fees for the year ended December 31, 2013 compared to the same period in 2012 is principally due to proceeds from the FOX IPO. The increase in management fees for the year ended December 31, 2012 compared to the same period in 2011 is due principally to the increase in consolidated net assets as of December 31, 2012 in connection with the Arnold Magnetics acquisition in March 2012.

Refer to—“Related Party Transactions and Certain Transactions Involving our Businesses” for more information about the MSA.

Supplemental put expense

On July 1, 2013, we terminated the Supplemental Put Agreement with our Manager. As a result of the termination of the Supplemental Put Agreement, we derecognized the supplemental put liability associated with the Manager’s put right, reversing the entire $61.3 million liability at July 1, 2013 through supplemental put expense on the consolidated statement of operations during the year ended December 31, 2013.

Refer to “Related Party Transactions and Certain Transactions Involving our Businesses” and “Critical Accounting Estimates” for more information about the Supplemental Put Agreement.

Impairment expense

During the second fiscal quarter of 2013, one of Tridien’s largest customers lost a large contract program that was being serviced substantially with Tridien product. The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived asset impairment analysis. The result of these analyses supported the carrying value of goodwill but indicated that sales of product, reliant on trade names, could not fully support the carrying value of Tridien’s trade names. As such we wrote down the value of the trade names by $0.9 million to a carrying value of approximately $0.6 million at that time. At December 31, 2013, further revenue decreases together with a revised 2014 forecast that indicated little to no growth prompted an additional interim impairment analysis as of December 31, 2013. The result of the year end goodwill impairment analysis (step 1) indicated that goodwill was impaired. Further testing (step 2) resulted in the following; (i) goodwill was written down $11.5 million to a balance of $16.8 million; (ii) trade names were written down $0.4 million to a balance of $0.2 million and; (iii) technology assets were written down $0.1 million to a balance of $0.8 million. The result of the Step 2 analyses is preliminary and based on various selected market data and comparable company’s results. To the extent that the final analysis contains revised and/or updated assumptions the impairment charge will change.

We incurred an impairment charge at American Furniture in the years ended December 31, 2011 totaling approximately $27.8 million. American Furniture incurred an impairment charge to its goodwill ($5.9 million), trade name ($2.4 million), and long-lived assets ($18.4 million) aggregating $26.7 million during the year ended December 31, 2011, which was triggered based on results of operations which had deteriorated significantly during the year. In addition, in connection with the cessation and outsourcing of AFM’s internal trucking operations we reclassified a number of trucks, trailers and a warehouse from property, plant and equipment to assets held for sale. In connection with this we wrote these assets down from their net book value to an amount equal to their net realizable value less disposal costs with the difference, aggregating approximately $1.1 million, being charged to impairment expense.

Results of Operations — Our Businesses

As previously discussed, we acquired our businesses on various acquisition dates beginning May 16, 2006 (see table above). As a result, our consolidated operating results only include the results of operations since the acquisition date associated with each of our businesses in accordance with Generally Accepted Accounting Principles. The following discussion reflects a comparison of the historical results of operations for each of our initial businesses (segments), together with the 2007, 2008, 2010 and 2011 and 2012 acquisitions for the complete fiscal years ending December 31, 2013, 2012 and 2011. For the 2011 and 2012 acquisitions, the following discussion reflects comparative pro-forma results of operations for the entire fiscal years ending December 31, 2012 and 2011 as if we had acquired the businesses on January 1, 2011. Where appropriate, relevant pro-forma adjustments are reflected as part of the historical operating results. Adjustments to depreciation and amortization resulting from purchase allocation step ups that are not “pushed down” to a business are not included as a component of operating results. We believe this presentation enhances the discussion and provides a more meaningful comparison of operating results. The following operating results of our businesses are not necessarily indicative of the results to be expected for a full year, going forward.

We categorize the businesses we own into two separate groups of businesses (i) branded product businesses and, (ii) niche industrial businesses. Branded product businesses are characterized as those businesses that we believe capitalize on a valuable brand name in their respective market sector. We believe that our branded product businesses are leaders in their particular product category. Niche industrial businesses are characterized as those businesses that focus on manufacturing and selling particular products within a specific market sector. We believe that our niche industrial businesses are leaders in their specific market sector.

Branded Products Businesses

CamelBak

Overview

CamelBak, headquartered in Petaluma, California, is a premier designer and manufacturer of personal hydration products for outdoor, recreation and military applications. CamelBak offers a broad range of recreational and military personal hydration packs, reusable water bottles, specialty military gloves and performance accessories.

As the leading supplier of hydration products to specialty outdoor, cycling and military retailers, CamelBak maintains the leading market share position in recreational markets for hands-free hydration packs and the leading market share position for reusable water bottles in specialty channels. CamelBak is also the dominant supplier of hydration packs to the military, with a leading market share in post-issue hydration packs. Over its more than 20-year history, CamelBak has developed a reputation as the preferred supplier for the hydration needs of the most demanding athletes and warfighters. Across its markets, CamelBak is respected for its innovation, leadership and authenticity.

On August 24, 2011, we made loans to, and purchased a controlling interest in, CamelBak for approximately $258.6 million, representing approximately 90% of the equity in CamelBak.

Results of Operations

The table below summarizes the results of operations for CamelBak for the full fiscal years ended December 31, 2013, 2012 and the pro-forma results of operations for 2011. We acquired CamelBak on August 24, 2011. The following operating results are reported as if we acquired CamelBak on January 1, 2011.

	Year ended December 31,
(in thousands)	2013	2012	2011 (Pro-forma)
Net sales	$139,943	$157,632	$141,286
Cost of sales (a)	78,588	85,424	82,999

Gross profit	61,355	72,208	58,287
Selling, general and administrative expenses (b)	33,958	36,829	30,475
Management fees (c)	500	500	500
Amortization of intangibles (d)	8,978	9,378	9,313

Income from operations	$17,919	$25,501	$17,999

Pro-forma results of operations of CamelBak for the annual period ended December 31, 2011 includes the following pro-forma adjustments applied to historical results:

(a)	Cost of sales for the year ended December 31, 2011 does not include $6.1 million of amortization expense associated with the inventory fair value step-up recorded in 2011 as a result of and derived from the purchase price allocation in connection with our purchase of CamelBak.
(b)	Selling, general and administrative costs were reduced by approximately $7.0 million in the year ended December 31, 2011, representing an adjustment for one-time transaction costs incurred as a result of our purchase.
(c)	Represents management fees that would have been payable to the Manager.
(d)	Reflects an increase in amortization of intangible assets totaling $5.6 million in 2011. This adjustment is a result of and was derived from the purchase price allocation in connection with our acquisition of CamelBak.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net sales

Net sales for the year ended December 31, 2013 were approximately $139.9 million, a decrease of $17.7 million, or 11.2%, compared to the same period in 2012. The decrease in gross sales is a result of decreased sales in Hydration Systems ($17.2 million) and Gloves ($5.5 million), offset in part by an increase in Bottle sales ($4.6 million) and Accessories ($0.2 million). The increase in Bottle sales during the year ended December 31, 2013 compared to the same period in 2012 is attributable to the expansion of offerings in Bottles, such as eddyTM, Chute and the re-design Podium line of insulated bottles, and the continued expansion in its customer base, including new and existing customers. The decrease in sales in Hydration Systems in the year ended December 31, 2013 compared to the same period of 2012 is primarily due to substantial sales to the United States Marine Corps (the “Marine Corps”) as part of their pack program during the year ended December 31, 2012. The Marine Corps contract was substantially fulfilled in the first quarter of 2013. Sales attributable to the Marine Corps contract were $13.2 million higher in 2012 than they were in 2013. To a lesser extent, cooler weather patterns during the second quarter of 2013, we believe, may have had a negative impact on sales to recreational Hydration System customers during that period that were not replaced by sales in subsequent quarters. The decrease in Glove sales in the year ended December 31, 2013 compared to the same period in 2012 is principally due to continuing decreased demand from the U.S. Military as a result of the drawdown of U.S. combat troops.

Sales of Hydration Systems and Bottles represented approximately 86% of gross sales for the year ended December 31, 2013 compared to 84% for the same period in 2012. Military sales were approximately 29% of gross sales for the year ended December 31, 2013 compared to 38% for the same period in 2012. International sales were approximately 22% of gross sales for the year ended December 31, 2013 compared to 19% for the same period in 2012.

Cost of sales

Cost of sales for the year ended December 31, 2013 were approximately $78.6 million compared to approximately $85.4 million in the same period of 2012. The decrease of $6.8 million is due principally to the corresponding decrease in net sales. Gross profit as a percentage of sales decreased to 43.8% for the year ended December 31, 2013 compared to 45.8% in the comparable period ended December 31, 2012. The decrease is attributable to: (i) an unfavorable sales mix in Hydration Systems and Accessories offset in part by a favorable sales mix in Bottle sales during the year ended December 31, 2013 compared to the same period in 2012, and (ii) discounted Glove sales in 2013.

Selling, general and administrative expense

Selling, general and administrative expense for the year ended December 31, 2013 decreased $2.9 million to approximately $34.0 million or 24.3% of net sales compared to $36.8 million or 23.4% of net sales for the same period of 2012 due primarily to a decrease in incentive compensation expense and sales commissions.

Income from operations

Income from operations for the year ended December 31, 2013 was approximately $17.9 million, a decrease of $7.6 million when compared to the same period in 2012, based primarily on the decrease in net sales and other factors described above.

Year Ended December 31, 2012 Compared to the Pro Forma Year Ended December 31, 2011

Net sales

Net sales for the year ended December 31, 2012 were approximately $157.6 million, an increase of $16.3 million, or 11.6%, when compared to the same period in 2011. The increase in net sales is a result of increased gross sales in Hydration Systems ($17.3 million) and Bottles ($10.7 million) offset in part by a decrease in sales of Gloves ($10.3 million) and Accessories ($0.5 million). The increased Bottle and Hydration Systems sales during the year ended December 31, 2012 compared to the same period in 2011 is attributable to the continued success of

“Antidote”, CamelBak’s new reservoir for the recreational Hydration Systems line, introduced in 2010, the expansion of offerings in Bottles, such as eddyTM, the introduction of the Podium line of insulated bottles, and the continued expansion in its customer base, including new and existing customers, for all product lines. CamelBak began providing Hydration Systems as a subcontractor as part of the Marine Corps pack program beginning at the end of 2011 which accounted for a substantial portion of the increase in Hydration Systems sales in the year ended December 31, 2012 compared to the same period in 2011. CamelBak anticipates completion of this contract during the first quarter of 2013. The decrease in Glove sales during the year ended December 31, 2012 compared to the same period in 2011 is due to decreased demand from the U.S. military, resulting principally from a drawdown of U.S. combat troops during the period and the absence of sales from a direct contract with the U.S. Military that was not in effect in 2012 and 2013.

Sales of Hydration Systems and Bottles represented approximately 84% of gross sales for the year ended December 31, 2012 compared to 75% for the same period in 2011. Military sales represented approximately 38% of gross sales for the year ended December 31, 2012 compared to 41% for the same period in 2011. International sales represented approximately 19% of gross sales for each of the years ended December 31, 2012 and 2011.

Cost of sales

Cost of sales for the year ended December 31, 2012 were approximately $85.4 million compared to approximately $83.0 million in the same period of 2011. The increase of $2.4 million is due principally to the corresponding increase in net sales. Gross profit as a percentage of sales increased to 45.8% for the year ended December 31, 2012 compared to 41.3% for the same period in 2011. The increase is attributable to a favorable sales mix in Bottles and Hydration Systems during the year ended December 31, 2012 compared to the same period last year, and the decrease in Glove sales as a percentage of total sales.

Selling, general and administrative expense

Selling, general and administrative expense for the year ended December 31, 2012 increased to approximately $36.8 million or 23.4% of net sales compared to $30.5 million or 21.6% of net sales for the same period of 2011. The $6.4 million increase in selling, general and administrative expenses incurred is attributable to; (i) increases in sales commissions ($1.0 million); (ii) increases in marketing and promotion costs ($0.8 million), (iii) increases in professional fees ($0.8 million); and, (iv) increases in compensation expense ($2.7 million). The balance of the increase is due principally to increased infrastructure costs and general overhead, which together with the increases noted above were necessary to support expansion in connection with growth initiatives.

Income from operations

Income from operations for the year ended December 31, 2012 was approximately $25.5 million, an increase of $7.5 million when compared to the same period in 2011, based on the factors described above.

Ergobaby

Overview

Ergobaby, headquartered in Los Angeles, California, is a premier designer, marketer and distributor of wearable baby carriers and related baby wearing products, as well as stroller travel systems and accessories. Ergobaby offers a broad range of wearable baby carriers, stroller travel systems and related products that are sold through more than 450 retailers and web shops in the United States and throughout the world. Ergobaby has two main product lines: baby carriers (baby carriers and accessories) and infant travel systems (strollers and accessories).

On September 16, 2010, we made loans to and purchased a controlling interest in Ergobaby for approximately $85.2 million, representing approximately 84% of the equity in Ergobaby. Ergobaby’s reputation for product innovation, reliability and safety has led to numerous awards and accolades from consumer surveys and publications, including Parenting Magazine, Pregnancy Magazine and Wired Magazine.

On November 18, 2011, Ergobaby acquired all the outstanding stock of Orbit Baby for $17.5 million. Orbit Baby produces and markets a premium line of stroller travel systems. Orbit Baby’s high-quality products include car seats, strollers and bassinets that are interchangeable using a patented hub ring.

Pro Forma Results of Operations

The table below summarizes the results of operations for Ergobaby for the full fiscal years ended December 31, 2013, 2012 and the pro-forma results of operations for the year ended December 31, 2011. We acquired Ergobaby on September 16, 2010.

	Year ended December 31,
(in thousands)	2013	2012	2011 (Pro-forma)
Net sales	$67,340	$64,032	$44,327
Cost of sales (a)	25,692	25,091	15,645

Gross profit	41,648	38,941	28,682
Selling, general and administrative expenses	25,561	24,476	17,998
Management fees	500	500	500
Amortization of intangibles	2,972	3,037	1,828

Income from operations	$12,616	$10,928	$8,356

Pro-forma results of operations of Ergobaby for the annual period ended December 31, 2011 includes the following pro-forma adjustment applied to historical results:

(a)	Cost of sales for the year ended December 31, 2011 does not include $0.5 million of amortization expense recorded associated with the inventory fair value step-ups as a result of and derived from the purchase price allocation in connection with our purchase of Ergobaby.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net sales

Net sales for the year ended December 31, 2013 were $67.3 million, an increase of $3.3 million or 5.2% compared to the same period in 2012. During the year ended December 31, 2013 domestic sales were approximately $27.0 million, representing an increase of $0.4 million or 1.6% over the corresponding period in 2012. Domestic baby carrier and accessory sales increased by approximately $1.4 million, and domestic stroller and accessory sales decreased by approximately $1.0 million. The increase in baby carrier sales are primarily due to expanded domestic distribution to national retail (“Chain”) channels and discounted sales of old logo baby carrier product and accessory product during the year ended December 31, 2013 compared to 2012. The decrease in stroller sales is principally tied to reduced orders in 2013 in anticipation of the new G3 stroller launch in January 2014. International sales were approximately $40.3 million in the year ended December 31, 2013 compared to approximately $37.4 million in the same period in 2012, an increase of $2.9 million or 7.7%. International baby carrier and accessory sales increased by approximately $4.9 million and stroller sales decreased by approximately $2.0 million. The increase in international baby carrier and accessory sales during 2013 are due to expanded distribution channels. International stroller sales were negatively impacted in the year ended December 31, 2013 due to reductions in shipments to international distributers in anticipation of Orbit Baby’s 2014 product launch.

Baby carriers and accessories represented 85% and 79% of net sales in the year ended December 31, 2013 and 2012, respectively.

Cost of sales

Cost of sales for the year ended December 31, 2013 were approximately $25.7 million compared to $25.1 million in the same period of 2012. The increase of $0.6 million is due principally to the increase in sales in the same period. Gross profit as a percentage of sales increased from 60.8% for the year ended December 31, 2012 to 61.8% in 2013. The cost of sales for the year ended December 31, 2012 includes approximately $0.6 million of amortization expense related to an inventory fair value step-up as part of the Orbit Baby purchase price allocation. Excluding the inventory step-up amortization expense reflected in 2012, gross profit as a percentage of sales was 61.8% in the 2012 period. Increases in gross profit as a percentage of sales in 2013 due to a greater proportion of baby carrier sales to total sales during the year ended December 31, 2013 compared to 2012 was offset by discounts provided to domestic baby carrier and accessory customers as Ergobaby transitioned to a new logo for its baby carrier products in 2013. Baby carrier sales carry a higher gross profit margin than stroller sales.

Selling, general and administrative expense

Selling, general and administrative expense for the year ended December 31, 2013 increased to approximately $25.6 million or 38.0% of net sales compared to $24.5 million or 38.2% of net sales for the same period of 2012. The $1.1 million increase is almost entirely attributable to increases in employee related costs due to increased headcount to support business growth.

Income from operations

Income from operations for the year ended December 31, 2013 increased approximately $1.7 million to $12.6 million compared to the same period in 2012 due principally to increased net sales offset in part by the increases in selling, general and administrative expenses and other factors as described above.

Year Ended December 31, 2012 Compared to the Pro forma Year Ended December 31, 2011

Net sales

Net sales for the year ended December 31, 2012 were $64.0 million, an increase of $19.7 million or 44.4% compared to the same period in 2011. The increase is primarily attributable to the increase in Orbit Baby sales ($12.5 million) and international baby carrier and accessory sales ($5.2 million) during the year ended December 31, 2012 compared to the same period in 2011 with the remaining 2012 increase attributable to domestic baby carrier and accessory sales. We acquired Orbit Baby in November 2011 and recorded approximately $0.8 million in sales of Orbit Baby products in 2011. Domestic baby carrier sales were approximately $17.6 million in the year ended December 31, 2012 compared to approximately $15.5 million in the same period for 2011. The increase of $2.1 million or 13.1% is primarily attributable to increased sales to national retail accounts. International sales of baby carriers and accessories were approximately $33.2 million in the year ended December 31, 2012 compared to $28.0 million in 2011, an increase of $5.2 million. The increase of $5.2 million is principally attributable in large part to increased sales in Japan and Korea. Our market share throughout Asia has grown considerably by means of enforcing our presence in key department stores through customized products as well as expanding our distribution into southeast Asia region which has reinforced our overall brand presence.

Baby carriers and accessories represented 79% and 98% of net sales in the year ended December 31, 2012 and 2011, respectively.

Cost of sales

Cost of sales for the year ended December 31, 2012 were approximately $25.1 million compared to $15.6 million in the same period of 2011. The increase of $9.4 million is due principally to the increase in sales in the same period. Gross profit as a percentage of sales decreased from 64.7% for the year ended December 31, 2011 to 60.8% in 2012. The 3.9% decrease is primarily attributable to lower margin Orbit Baby product sales in the December 31, 2012 period (1.6%) and a larger proportion of international baby carriers in fiscal 2012 compared to 2011. International baby carrier sales generate a lower gross profit margin on average than domestic baby carrier sales. In addition, increases in domestic sales promotional discounts to national retail accounts contributed to lower margins in domestic baby carrier sales.

Selling, general and administrative expense

Selling, general and administrative expense for the year ended December 31, 2012 increased to approximately $24.5 million or 38.2% of net sales compared to $18.0 million or 40.6% of net sales for the same period of 2011. The increase of $6.5 million is primarily attributable to the selling, general and administrative expenses of Orbit Baby ($5.4 million) and to a lesser extent, an increase in marketing costs ($1.1 million) and personnel costs ($1.1 million) to support growth initiatives, offset in part by a decrease in bad debt expense ($0.3 million) and professional fees ($0.3 million), all at the baby carrier level, during the year ended December 31, 2012 compared to the same period in 2011.

Amortization of intangibles

Amortization expense increased $1.2 million in the year ended December 31, 2012 compared to the same period in 2011 as a result of amortizing intangible assets acquired as part of the purchase of Orbit Baby for a full year in fiscal 2012.

Income from operations

Income from operations for the year ended December 31, 2012 increased approximately $2.6 million to $10.9 million compared to the same period in 2011, due principally to those factors described above.

FOX

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

FOX sells to more than 150 OEM and 2,500 retail dealers and distributors across its market product categories worldwide. In each of the years 2013, 2012 and 2011, approximately 80% of sales were to OEM customers. The remaining sales were to Aftermarket customers. In each of the years 2013, 2012 and 2011, approximately two-thirds of sales were attributable to mountain bike product the remaining sales were attributable to powered vehicles product.

On August 13, 2013, FOX completed an initial public offering (IPO) of its common stock pursuant to a registration statement on Form S-1. FOX received net proceeds of approximately $36.1 million from its sale of shares of common stock after deducting underwriting discounts and commissions and estimated offering expenses. FOX used the net proceeds it received in the IPO to pay down indebtedness under its prior credit facility with us and entered into a new credit facility with SunTrust Bank and the other lenders, and borrowed $28.5 million. Of such borrowings, $21.6 million was used to pay down FOX’s remaining indebtedness with us. Refer to “Liquidity and Capital Resources”

As a result of the IPO we currently own approximately 53.9% of the outstanding shares of FOX common stock.

Results of Operations

The table below summarizes the results of operations of FOX for the fiscal years ending December 31, 2013, 2012 and 2011. We purchased a controlling interest in FOX on January 4, 2008.

	Year Ended December 31,
(in thousands)	2013	2012	2011
Net sales	$272,746	$235,869	$197,740
Cost of sales	192,617	173,040	140,850

Gross profit	80,129	62,829	56,890
Selling, general and administrative expenses	35,662	30,862	28,587
Management fees	308	500	500
Amortization of intangibles	5,378	5,315	5,217

Income from operations	$38,781	$26,152	$22,586

Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012

Net sales

Net sales for the year ended December 31, 2013 increased approximately $36.9 million, or 15.6%, compared to the corresponding period in 2012. Net sales of mountain bikes and powered vehicles product increased 14.4% and 18.2%, respectively, during the year ended December 31, 2013 compared to the same period in 2012. Sales growth was primarily driven by sales to OEMs, which increased $30.0 million to $219.9 million during the year ended December 31, 2013 compared to $189.9 million for the same period in 2012. The increase in net sales to OEMs is largely driven by increased specification, or spec, with our customers. The remaining increase in sales reflects increased sales to Aftermarket customers in the year ended December 31, 2013 compared to the same period in 2012. The increase in sales to Aftermarket customers is due to higher end user demand for FOX products.

Cost of sales

Cost of sales for the year ended December 31, 2013 increased approximately $19.6 million, or 11.3%, compared to the corresponding period in 2012. The increase in cost of sales is primarily due to increased net sales. Gross profit as a percentage of net sales was approximately 29.4% for the year ended December 31, 2013 compared to 26.6% for the same period in 2012. The 2.8 % increase in gross profit as a percentage of sales is primarily the result of savings from cost initiatives designed to improve operating efficiencies realized in the 2013 period (1.6%) and additional warranty reserves recorded during the year ended December 31, 2012 in connection with upgrading certain suspension product dampers (1.2%), which costs did not recur in 2013.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2013 increased $4.8 million to approximately $35.7 million or 13.1% of net sales, compared to $30.9 million or 13.1% of net sales for the same period of 2012. The increase in expenses of $4.8 million in 2013 compared to 2012 is principally the result of increases in the following costs: (i) sales and marketing personnel related expenses ($1.0 million); (ii) overhead personnel ($1.5 million); (iii) other marketing expenses ($0.6 million); (iv) research and development ($0.7 million), (v) acquisition related costs ($0.3 million) and (vi) employee stock compensation expense ($0.4 million). The increase in personnel related costs are largely due to the increase in sales and overall business growth. The increase in other marketing expenses results from costs related to expanding FOX’s brand through additional race sponsorships and corporate media. General and administrative costs may increase in the future as FOX incurs additional expenses commensurate with their growth and incremental costs associated with being a public company.

Fees to manager

Effective August 13, 2013, in connection with its IPO, FOX terminated its Management Services Agreement with our Manager. Annual management fees totaling $0.5 million were paid in 2012. Management fees totaling $0.3 million in 2013 reflects the pro-rata portion of management fees through August 13, 2013.

Income from operations

Income from operations for the year ended December 31, 2013 increased approximately $12.6 million to $38.8 million compared to $26.2 million in the corresponding period of 2012, principally as a result of the increase in net sales, and margins offset in part by increases in selling, general and administrative expenses, and other factors, as described above.

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

Net sales

Net sales for the year ended December 31, 2012 increased approximately $38.1 million, or 19.3%, compared to the corresponding period in 2011. Sales growth was driven by sales to OEM which increased $32.0 million to $189.9 million during the year ended December 31, 2012 compared to $157.9 million for the same period in 2011. The increase in net sales is largely driven by increased spec with our customers and to a lesser degree by increased demand for carryover product. The remaining increase in net sales totaling $6.1 million reflects increased sales to Aftermarket customers in the year ended December 31, 2012. The increase in sales to Aftermarket customers is due to higher end user demand.

Cost of sales

Cost of sales for the year ended December 31, 2012 increased approximately $32.2 million compared to the corresponding period in 2011. The increase in cost of sales is primarily due to increased net sales during 2012. Gross profit as a percentage of sales was approximately 26.6% for the year ended December 31, 2012 compared to 28.8% for the same period in 2011. The 2.2% decrease in gross profit as a percentage of sales during 2012 is largely attributable to the increased overhead costs associated with consolidating our Watsonville operations, increased costs associated with expanding our Taiwanese operations, increased expedited freight due to supply chain constraints caused by the increase in orders, warranty costs and changes in product / customer mix.

Selling, general and administrative expense

Selling, general and administrative expenses for the year ended December 31, 2012 increased approximately $2.3 million over the corresponding period in 2011. This increase is primarily the result of increases in employee related expenses and other costs, principally to support company growth ($1.5 million ) and costs incurred in connection with an equity distribution and associated debt recapitalization ($0.8 million) which occurred during June 2012. Selling, general and administrative costs were 13.1% of net sales for the year ended December 31, 2012 compared to 14.5% of net sales in 2011.

Income from operations

Income from operations for the year ended December 31, 2012 increased approximately $3.6 million to $26.2 million compared to $22.6 million in corresponding period in 2011, principally as a result of the increase in net sales, offset in part by the increases in selling, general and administrative costs, all as described above.

Liberty Safe

Overview

Based in Payson, Utah and founded in 1988, Liberty Safe is the premier designer, manufacturer and marketer of home and gun safes in North America. From its over 204,000 square foot manufacturing facility, Liberty Safe produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles ranging from an entry level product to good, better and best products. Products are marketed under the Liberty brand, as well as a portfolio of licensed and private label brands, including Remington, Cabela’s and John Deere. Liberty Safe’s products are the market share leader and are sold through an independent dealer network (“Dealer sales”) in addition to various sporting goods, farm and fleet and home improvement retail outlets (“Non-Dealer, “National” sales”). Liberty has the largest independent dealer network in the industry.

Historically, approximately 60% of Liberty Safe’s net sales are Non-Dealer sales and 40% are Dealer sales.

Results of Operations

The table below summarizes the results of operations for Liberty Safe for the full fiscal years ended December 31, 2013, and 2012 and 2011. We acquired Liberty Safe on March 31, 2010.

	Year ended December 31,
(in thousands)	2013	2012	2011
Net sales	$126,541	$91,622	$82,222
Cost of sales	95,866	68,050	61,563

Gross profit	30,675	23,572	20,659
Selling, general and administrative expenses	13,623	12,103	10,646
Management fees	500	500	500
Amortization of intangibles	4,094	4,984	5,177

Income from operations	$12,458	$5,985	$4,336

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net sales

Net sales for the year ended December 31, 2013 increased approximately $34.9 million or 38.1% compared to the same period in 2012. Non-Dealer sales were approximately $75.2 million in the year ended December 31, 2013 compared to $52.2 million for the year ended December 31, 2012, representing an increase of $22.9 million or 43.9%. Dealer sales totaled approximately $51.4 million in the year ended December 31, 2013 compared to $39.4 million in the same period in 2012, representing an increase of $12.0 million or 30.5%. The increase in Non-Dealer sales in the year ended December 31, 2013 is due in large part to increased sales to Liberty’s two largest Non-Dealer accounts in connection with their expansion of new stores. Liberty is the sole provider of safes to these two accounts. In addition, the significant increase in net sales at both the Dealer and Non-Dealer level is the result of (i) strong demand for Liberty branded product by many gun owners due to increased gun and ammunition sales resulting from expected challenges by Federal and state government to the second amendment, (ii) increased availability of import safes and safes manufactured in-house, on Liberty’s new production line and (iii) Non-Dealer price increases.

A large National retail account recently decided to exit the safe category. This will have a negative impact on future sales. Gross sales attributable to this customer were approximately $5.0 million in 2013. In addition, Liberty Safe expects a softer overall safe market in 2014 as a result of an overheated market in 2013.

Cost of sales

Cost of sales for the year ended December 31, 2013 increased approximately $27.8 million compared to the same period in 2012. This increase is primarily due to the increase in net sales. Gross profit as a percentage of net sales totaled approximately 24.2% and 25.7% of net sales for each of the twelve month periods ended December 31, 2013 and December 31, 2012, respectively. The decrease in gross profit as a percentage of sales during the year ended December 31, 2013 compared to the same period in 2012 is principally attributable to increased sales of import safes that carry a lower margin and unfavorable manufacturing labor and overhead spending variances experienced during 2013 resulting from increased costs to keep pace with customer demand, offset in part by Non-Dealer price increases enacted during the first quarter of 2013.

Selling, general and administrative expense

Selling, general and administrative expense for the year ended December 31, 2013, increased approximately $1.5 million compared to the same period in 2012. This increase is principally the result of increases in the following costs: (i) commissions for the increase in sales, and compensation expense ($0.5 million), (ii) co-op advertising and national advertising ($0.9 million), and (iii) other miscellaneous costs ($0.1 million), including depreciation, travel, legal, and other costs.

Amortization of intangibles

Intangible asset amortization decreased $0.9 million for the year ended December 31, 2013 compared to 2012 due to fully amortizing some intangible assets recorded as part of the 2010 purchase price allocation.

Income from operations

Income from operations increased $6.5 million during the year ended December 31, 2013 compared to the same period in 2012, principally as a result of the significant increase in net sales, offset in part by other factors, as described above.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net sales

Net sales for the year ended December 31, 2012 increased approximately $9.4 million, or 11.4%, over the corresponding year ended December 31, 2011. Non-Dealer sales were approximately $52.2 million in the year ended December 31, 2012 compared to $49.9 million in the same period in 2011, representing an increase of $2.3 million or 4.7%. Dealer sales totaled approximately $39.4 million in the year ended December 31, 2012 compared to $32.3 million in the same period in 2011, representing an increase of $7.1 million or 21.8%. The increase in Non-Dealer sales in 2012 is due in large part to increased sales to Liberty’s two largest Non-Dealer accounts in connection with their expansion of new stores in 2012. Liberty is the sole provider of safes to these two accounts. These increases were offset in part by the absence of sales in the second half of fiscal 2012, in connection with a large National retail account’s holiday program which generated approximately $5.0 million in sales during 2011. The significant increase in net sales at both the Dealer and Non-Dealer level is the result of (i) strong demand for Liberty branded product by many gun owners due to increased gun and ammunition sales resulting from expected challenges by Federal and state government to the second amendment, (ii) Liberty’s ongoing national radio advertising campaign in conjunction with those accounts that maintain consistent Liberty Safe product advertising at the local level through its co-op advertising program and (iii) increased availability of safes manufactured in-house on Liberty’s new production line. Dealer sales were more favorably impacted by national advertising campaign due to co-op advertising offered to Dealers.

Cost of sales

Cost of sales for the year ended December 31, 2012 increased approximately $6.5 million. The increase in cost of sales is primarily attributable to the increase in net sales for the same period. Gross profit as a percentage of net sales totaled approximately 25.7% and 25.1% for the year ended December 31, 2012 and December 31, 2011, respectively. The increase in gross profit as a percentage of sales for the year ended December 31, 2012 compared to 2011 is principally attributable to Dealer and Non-Dealer price increases enacted during the second and third quarter of 2012, and a favorable sales mix.

Selling, general and administrative expense

Selling, general and administrative expense for the year ended December 31, 2012, increased approximately $1.5 million compared to the same period in 2011. This increase is principally the result of increases in costs to support the significant increase in sales, particularly commission expense and advertising and promotion expense ($0.9 million), and personnel costs ($0.2 million) all to support growth initiatives and the resultant increase in net sales.

Income from operations

Income from operations was approximately $6.0 million for the year ended December 31, 2012 representing an increase of $1.7 million compared to the same period in 2011, which reflected operating income of $4.3 million. The improved operating results are principally due to the factors described above, particularly the increase in net sales.

Niche Industrial Businesses

Advanced Circuits

Overview

Advanced Circuits is a provider of prototype, quick-turn and volume production PCBs to customers throughout the United States. Collectively, prototype and quick-turn PCBs represent approximately 55% of Advanced Circuits’ gross revenues in 2013. Prototype and quick-turn PCBs typically command higher margins than volume production PCBs given that customers require high levels of responsiveness, technical support and timely delivery of prototype and quick-turn PCBs and are willing to pay a premium for them. Advanced Circuits is able to meet its customers’ demands by manufacturing custom PCBs in as little as 24 hours, while maintaining over 98.0% error-free production rates and real-time customer service and product tracking 24 hours per day.

We purchased a controlling interest in Advanced Circuits on May 16, 2006.

On May 23, 2012 Advanced Circuits acquired Universal Circuits for approximately $2.3 million. Universal Circuits supplies PCBs to major military, aerospace, and medical original equipment manufacturers and contract manufacturers. Universal Circuits’ Minnesota facility meets certain Department of Defense clearance requirements and is noted for custom and advanced technologies. Universal Circuits’ sales are primarily in the long-lead sector. For the year ended December 31, 2012, the consolidated results of operations of Advanced Circuits includes net sales of Universal Circuits aggregating $8.5 million and gross profit of Universal Circuits aggregating $2.0 million, respectively. The following Results of Operations does not include any operating results from Universal Circuits prior to the date of acquisition.

Results of Operations

The table below summarizes the statement of operations for Advanced Circuits for the fiscal years ending December 31, 2013, 2012 and 2011.

	Year Ended December 31,
(in thousands)	2013	2012	2011
Net sales	$87,406	$84,071	$78,506
Cost of sales	46,954	42,575	35,564

Gross profit	40,452	41,496	42,942
Selling, general and administrative expenses	13,943	13,975	12,855
Management fees	500	500	500
Amortization of intangibles	3,064	3,054	3,026

Income from operations	$22,945	$23,967	$26,561

Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012

Net sales

Net sales for the year ended December 31, 2013 increased approximately $3.3 million or 4.0% over the corresponding period ended December 31, 2012. The increase in net sales is the result of an increase in gross sales in long-lead time PCBs ($5.6 million) and assembly sales ($1.1 million) and a decrease in sales promotions and discounts ($1.3 million) in the year ended December 31, 2013 compared to the same period in 2012, offset in part by a decrease in sales of quick-turn production and prototype PCBs ($3.9 million) and sub-contract production ($0.7 million). The increase in long-lead sales for the year ended December 31, 2013 compared to the same period in 2012 is the primarily the result of incremental sales in 2013 attributable to the Universal Circuits operation acquired in May 2012. The decrease in sales of quick-turn and prototype PCBs for the year ended December 31, 2013 compared to the same period in 2012 is primarily the result of an overall decline in the business due to the state of the economy as a whole, decline in orders from Department of Defense and aerospace contractors, and pricing. Sales from quick-turn and prototype PCBs represented approximately 54.9% of gross sales in the year ended December 31, 2013 compared to 60.3% during the same period of 2012.

Cost of sales

Cost of sales for the year ended December 31, 2013 increased approximately $4.4 million compared to the same period in 2012. Gross profit as a percentage of sales decreased to 46.3% for the year ended December 31, 2013 compared to 49.4% for the year ended December 31, 2012. This decrease in gross margin is principally the result of a greater proportion of long-lead sales to total sales in the 2013 period compared to 2012. Long lead PCB sales carry a significantly lower gross margin when compared to prototype or quick-turn PCB sales.

Selling, general and administrative expense

Selling, general and administrative expense decreased less than $0.1 million during the year ended December 31, 2013 compared to the same period in 2012. There were no notable increases or decreases in cost categories.

Income from operations

Income from operations for the year ended December 31, 2013 was approximately $22.9 million compared to $24.0 million earned in the same period in 2012, a decrease of approximately $1.0 million, principally as a result of those factors described above.

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

Net sales

Net sales for the year ended December 31, 2012 increased approximately $5.6 million or 7.1%, over the corresponding year ended December 31, 2011. The increase in net sales is a result of an increase in gross sales of prototype and quick-turn production PCBs ($2.6 million), long-lead PCBs ($3.5 million) and assembly revenue ($2.0 million) during the year ended December 31, 2012 compared to the same period of 2011, offset in part by an increase in promotion and discount charges ($2.3 million). The increase in sales in all sectors, with the exception of assembly sales, is attributable to incremental sales associated with Universal Circuits during the year ended December 31, 2012. The increase in promotion and discount charges in 2012 compared to the same period of 2011 are principally the result of increased discounting and price promotions incurred during 2012 in response to competitor’s pricing in the long-lead sector. Assembly sales increased approximately $2.1 million in the year ended December 31, 2012 compared to the same period in 2011 and represented 9.2% of gross sales in 2012 compared to 7.6% in 2011.

Sales of quick-turn and prototype PCBs represented approximately 60.3% of net sales in 2012 compared to 62.9% in 2011.

Cost of sales

Cost of sales for the year ended December 31, 2012 increased approximately $7.0 million from the comparable period in 2011 due principally to the increase in sales. Gross profit as a percentage of sales decreased during the year ended December 31, 2012 (49.4% at December 31, 2012 compared to 54.7% at December 31, 2011). This decrease in margin is principally the result of: (i) the promotional pricing in long-lead PCB sales during the year ended December 31, 2012 noted above (1.3% impact); (ii) sales attributable to Universal Circuits (2.8% impact); and a larger proportion of assembly sales during the year ended December 31, 2012, compared to 2011, each which carry lower margins.

Selling, general and administrative expense

Selling, general and administrative expense increased approximately $1.1 million during the year ended December 31, 2012 compared to the same period in 2011 due principally to costs incurred at Universal Circuits for the year ended December 31, 2012. Selling, general and administrative costs were 16.6% of net sales in the year ended December 31, 2012 compared to 16.4% during the same period in 2011.

Income from operations

Operating income for the year ended December 31, 2012 was approximately $24.0 million compared to $26.6 million earned in the same period in 2011, a decrease of approximately $2.6 million, principally as a result of those factors described above.

American Furniture

Overview

Founded in 1998 and headquartered in Ecru, Mississippi, American Furniture is a leading U.S. manufacturer of upholstered furniture, focused exclusively on the promotional segment of the furniture industry. American Furniture offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $1,399. American Furniture is a low-cost manufacturer and is able to ship most products in its line to in a short period of time to meet its customer’s demands.

American Furniture’s products are adapted from established designs in the following categories: (i) motion and recliner; (ii) stationary and ; (iii) occasional chair and accent tables.

American Furniture incurred an impairment charge to its goodwill ($5.9 million), trade name ($2.4 million) and long-lived assets ($18.4 million) aggregating $26.7 million during the year ended December 31, 2011, which was triggered based on results of operations which had deteriorated significantly during the year. In addition, in connection with the cessation and outsourcing of AFM’s internal trucking operations we reclassified a number of trucks, trailers and a warehouse from property, plant and equipment to assets held for sale. In connection with this, we wrote these assets down from their net book value to an amount equal to their net realizable value less disposal costs with the difference, aggregating approximately $1.1 million, being charged to impairment expense. In all cases the write downs were triggered by a significant deterioration in American Furniture’s operations and profitability caused by an unprecedented drop in the promotional furniture market and demand for its product. The combination of increased unemployment, together with significant decreases in new home purchases and availability of consumer credit has created a depressed for promotional furniture sales over the last several years than has been experienced over the last two decades.

Results of Operations

The table below summarizes the results of operations for American Furniture for the fiscal years ending December 31, 2013, 2012 and 2011. We purchased a controlling interest in American Furniture on August 31, 2007.

	Year Ended December 31,
(in thousands)	2013	2012	2011
Net sales	$104,885	$91,455	$105,345
Cost of sales	96,571	85,530	101,030

Gross profit	8,314	5,925	4,315
Selling, general and administrative expenses	8,086	7,393	9,549
Management fees	—	—	125
Amortization of intangibles	53	52	2,108
Impairment expense	—	—	27,769

Income (loss) from operations	$175	$(1,520)	$(35,236)

Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012

Net sales

Net sales for the year ended December 31, 2013 increased approximately $13.4 million, or 14.7% over the corresponding year ended December 31, 2012. Stationary product sales increased approximately $7.5 million, recliner product sales increased approximately $5.2 million, and motion product sales increased approximately $0.5 million. Sales of other products and freight/fuel surcharges increased $0.1 million during the twelve months ended December 31, 2013 compared to 2012. The increase in sales of stationary product is the result of a strong 2013 third and fourth quarter, driven by new product introductions and increased placements with several key retail accounts. The increase in motion and recliner sales is the result of increased orders from one key account, product line improvements in the merchandising area and pricing.

Cost of sales

Cost of sales increased approximately $11.0 million in the year ended December 31, 2013 compared to the same period of 2012 and is principally due to the corresponding increase in sales. Gross profit as a percentage of sales was 7.9% in the year ended December 31, 2013 compared to 6.5% in 2012. The increase in gross profit as a percentage of sales of approximately 1.4% during the year ended December 31, 2013 is principally attributable to: (i) increased pricing and (ii) continued improvements in freight expense and trucking costs through outsourcing and fleet elimination.

Selling, general and administrative expense

Selling, general and administrative expense totaled approximately $8.1 million or 7.7% of net sales during the twelve month period ended December 31, 2013 compared to $7.4 million or 8.1% of net sales in the same period of 2012. The increase in costs are principally attributable to costs associated with increased staffing in the sales and merchandising group.

Income (loss) from operations

Income from operations totaled approximately $0.2 million for the year ended December 31, 2013 compared to a loss from operations of approximately $1.5 million in the year ended December 31, 2012, principally due the factors described above.

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

Net sales

Net sales for the year ended December 31, 2012 decreased approximately $13.9 million, or 13.2%, over the corresponding year ended December 31, 2011. Stationary product gross sales decreased approximately $13.4 million, and motion product sales decreased approximately $1.0 million during the year ended December 31, 2012 compared to the same period of 2011. Sales of other products and a reduction in fuel surcharges are responsible for the remaining decrease in net sales during the year ended December 31, 2012 compared to 2011. Recliner sales increased approximately $1.7 million during this same period. The decrease in gross sales in the stationary and motion product categories and other products is principally the result of a continued soft current retail environment which has caused increasing competition in pricing in the promotional furniture category during the year ended December 31, 2012. In addition, our inability to ship certain products during the first quarter 2012, due to a delay in receiving fabric kits that we outsource to China which we were not able to replace, contributed approximately $1.0 million to the decline in sales. Sales to a large national retailer decreased approximately $8.1 million in 2012 compared to 2011. The increase in recliner product sales is the result of supplying product to one of our largest customers for their recliner promotion event.

Cost of sales

Cost of sales decreased approximately $15.5 million in the year ended December 31, 2012 compared to the same period of 2011 and is due primarily to the corresponding decrease in sales. Gross profit as a percentage of sales was 6.5% in the year ended December 31, 2012 compared to 4.1% in 2011. The increase in gross profit as a percentage of sales of approximately 2.4% during the year ended December 31, 2012 is principally attributable to (i) a $1.6 million write off to adjust overhead absorption in inventory resulting from adjustments to its standard costs in July 2011; (ii) lower direct labor costs, primarily due to increased efficiencies in stationary and recliner production, and; (iii) increased selling prices on products and fewer closeout offerings over the course of the year due to the improvement of our inventory management. A number of cost saving initiatives were implemented throughout 2012, including facility consolidation and outsourcing frame cutting that contributed to the increase in gross profit margins in 2012 compared to 2011.

Selling, general and administrative expense

Selling, general and administrative expense for the year ended December 31, 2012, decreased approximately $2.2 million compared to the same period of 2011. This decrease is primarily due to decreased costs of advertising and marketing ($0.6 million) and salaries and benefits ($1.3 million) during the year ended December 31, 2012 compared to the same period of 2011.

Impairment expense

American Furniture incurred an impairment charge to its goodwill ($5.9 million), trade name ($2.4 million) and long-lived assets ($18.4 million) aggregating $26.7 million during the year ended December 31, 2011, which was triggered based on results of operations which had deteriorated significantly during the year. In addition, in connection with the cessation and outsourcing of AFM’s internal trucking operations, we reclassified a number of trucks, trailers and a warehouse from property, plant and equipment to assets held for sale. In connection with this, we wrote these assets down from their net book value to an amount equal to their net realizable value less disposal costs with the difference, aggregating approximately $1.1 million, being charged to impairment expense.

Loss from operations

Loss from operations totaled approximately $1.5 million for the year ended December 31, 2012 compared to a loss from operations of approximately $35.2 million in the year ended December 31, 2011. The significant decline in operating loss was principally due the factors described above, particularly the impairment charge in 2011.

Arnold

Overview

Founded in 1895 and headquartered in Rochester, New York, Arnold Magnetics (or Arnold) is a manufacturer of engineered, application specific permanent magnets. Arnold products are used in applications such as general industrial, reprographic systems, aerospace and defense, advertising and promotional, consumer and appliance, energy, automotive and medical technology. Arnold is the largest U.S. manufacturer of engineered magnets as well as only one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. Arnold operates a 70,000 sq. ft. manufacturing assembly and distribution facility in Rochester, New York with nine additional facilities worldwide, in countries including the United Kingdom, Switzerland and China. Arnold serves customers via three primary product sectors:

•

Permanent Magnet and Assemblies and Reprographics (“PMAG”) (approximately 75% of sales) – High performance magnets for precision motor/generator sensors as well as beam focusing applications and reprographic applications;

•	Flexmag (approximately 20% of net sales) – Flexible bonded magnets for advertising, consumer and industrial applications; and

•	Precision Thin Metals (approximately 5% of net sales) – Ultra thin metal foil products utilizing magnetic and non- magnetic alloys.

Arnold is also a 50% partner in a China rare earth mine-to-magnet joint venture. Arnold accounts for its activity in the joint venture utilizing the equity method of accounting. Gains and losses from the joint venture are not material during the years ended December 31, 2013 or 2012.

On March 5, 2012, we made loans to and purchased a controlling interest in Arnold for approximately $131 million, representing approximately 96.6% of the equity in Arnold Magnetics.

Results of Operations

The table below summarizes the results of operations for Arnold for the fiscal year ended December 31, 2013 and the pro-forma results of operations for the full fiscal years ended December 31, 2012 and 2011. We acquired Arnold on March 5, 2012. The following operating results are reported as if we acquired Arnold on January 1, 2011.

	Year ended December 31,
(in thousands)	2013	2012 (Pro-forma)	2011 (Pro-forma)
Net sales	$126,606	$127,433	$136,348
Cost of sales (a)	96,784	98,769	106,325

Gross profit	29,822	28,664	30,023
Selling, general and administrative expenses (b)	16,820	15,821	15,943
Management fees (c)	500	500	500
Amortization of intangibles (d)	3,588	3,499	3,498

Income from operations	$8,914	$8,844	$10,082

Pro-forma results of operations of Arnold for the annual periods ended December 31, 2012 and 2011 include the following pro-forma adjustments applied to historical results:

(a)	Cost of sales for the year ended December 31, 2012 does not include $3.1 million of amortization expense associated with the inventory fair value step-up recorded in 2012 as a result of and derived from the purchase price allocation in connection with our purchase of Arnold.
(b)	Selling, general and administrative costs were reduced by approximately $12.4 million and $0.4 million in the years ended December 31, 2012 and 2011, respectively, representing an adjustment for one-time transaction costs incurred as a result of our purchase.
(c)	Represents management fees that would have been payable to the Manager.
(d)	An increase in amortization of intangible assets totaling $0.6 million in 2012 and $2.7 million in 2011. This adjustment is a result of and was derived from the purchase price allocation in connection with our acquisition of Arnold.

Year Ended December 31, 2013 Compared to the Pro Forma Year Ended December 31, 2012

Net sales

Net sales for the year ended December 31, 2013 were approximately $126.6 million, a decrease of $0.8 million, or 0.6%, compared to the same period in 2012. The decrease in net sales is a result of decreased sales in Precision Thin Metals ($2.7 million), offset in part by sales increases in PMAG ($1.7 million) and Flexmag ($0.2 million) product sectors. The increase in PMAG sales during the year ended December 31, 2013 compared to the same period in 2012 is principally attributable to strong order flow in North America and Europe offset in part by lower reprographic application sales, a component of PMAG. The increase in Flexmag sales is due to a large non-recurring project order. PMAG sales represented approximately 74.8% of net sales for the year ended December 31, 2013 compared to 73.0% for the same period in 2012. The decrease in Precision Thin Metals sales during the current period is principally attributable to market softness in the U.S. defense market and the European energy market.

International sales, reflecting sales to geographic locations outside the United States, were $61 million during the year ended December 31, 2013 compared to $57 million during the same period in 2012, an increase of $4 million or 7.0%.

Cost of sales

Cost of sales for the year ended December 31, 2013 were approximately $96.8 million compared to approximately $98.8 million in the same period of 2012. Gross profit as a percentage of sales increased from 22.5% for the year ended December 31, 2012 to 23.6% in the corresponding period of December 31, 2013. The increase is attributable to an increase in margins at its PMAG and Flexmag product sectors, offset in part by decreased margin in the Precision Thin Metals sector due to higher material costs and unfavorable customer / product sales mixes. The increase in margins in the PMAG sector are due to a more favorable customer/product sales mix, due in part to the decrease in reprographic application sales during the year ended December 31, 2013 compared to the same period in 2012.

Selling, general and administrative expense

Selling, general and administrative expense for the year ended December 31, 2013 increased $1.0 million to approximately $16.8 million or 13.3% of net sales compared to $15.8 million or 12.4% of net sales for the same period in 2012, due principally to higher outside service costs and costs associated with hiring additional technical personnel during 2013.

Income from operations

Income from operations for the year ended December 31, 2013 was approximately $8.9 million, an increase of $0.1 million when compared to the same period in 2012, based principally on the factors described above.

Pro Forma Year Ended December 31, 2012 Compared to the Pro Forma Year Ended December 31, 2011

Net sales

Net sales for the year ended December 31, 2012 were approximately $127.4 million, a decrease of $8.9 million, or 6.5%, compared to the same period in 2011. The decrease in net sales is a result of decreased sales in the PMAG product sector ($6.2 million) and decreases in sales in the Flexmag ($0.7 million) and Precision Thin Metals ($2.0 million) sectors. PMAG sales represented approximately 73.0% of net sales for the year ended December 31, 2012 compared to 72.8% for the same period in 2011. The decrease in PMAG sales during the year ended December 31, 2012 compared to the same period in 2011 is principally attributable to lower reprographic application sales, a component of PMAG. The decrease in Precision Thin Metals sales is attributable to market softness in the U.S. defense market and the European energy market.

International sales were $57.0 million during the year ended December 31, 2012 compared to $62.0 million during the same period in 2011, a decrease of $5 million or 8.0%.

Cost of sales

Cost of sales for the year ended December 31, 2012 were approximately $98.8 million compared to approximately $106.3 million in the same period of 2011. The decrease of $7.6 million is due principally to the corresponding decrease in sales. Gross profit as a percentage of sales increased from 22.0% for the year ended December 31, 2011 to 22.5% in the year ended December 31, 2012. The increase is attributable to increased margins in the PMAG sector due to a more favorable customer/product sales mix, due in part to the decrease in reprographic application sales during the year ended December 31, 2012 compared to the same period in 2011, offset in part by a decrease in margins at its Rolled Product sector due to an unfavorable customer/product sales mix.

Selling, general and administrative expense

Selling, general and administrative expense for the year ended December 31, 2012 were approximately $15.8 million or 12.4% of net sales compared to $15.9 million or 11.7% of net sales for the same period in 2011. There were no significant changes in the components of these costs during the year.

Income from operations

Income from operations for the year ended December 31, 2012 was approximately $8.8 million compared to $10.1 million in income from operations recognized during the year ended December 31, 2011, a decrease of $1.2 million.

Tridien

Overview

Tridien, headquartered in Coral Springs, Florida, is a leading designer and manufacturer of powered and non-powered medical therapeutic support services and patient positioning devices serving the acute care, long-term care and home health care markets. Tridien is one of the nation’s leading designers and manufacturers of specialty therapeutic support surfaces with manufacturing operations in multiple locations to better serve a national customer base.

Tridien, together with its subsidiary companies, provides customers the opportunity to source leading surface technologies from the designer and manufacturer.

Tridien develops products both independently and in partnership with large distribution intermediaries. Medical distribution companies then sell or rent the therapeutic support surfaces, sometimes in conjunction with bed frames and accessories to one of three end markets: (i) acute care, (ii) long term care and (iii) home health care. The level of sophistication largely varies for each product, as some patients require simple foam mattress beds (“non-powered” support surfaces) while others may require electronically controlled, low air loss, lateral rotation, pulmonary therapy or alternating pressure surfaces (“powered” support surfaces). The design, engineering and manufacturing of all products are completed in-house (with the exception of PrimaTech products, which are manufactured in Taiwan) and are FDA compliant. Tridien historically receives approximately two-thirds of its revenues from its three largest customers.

Results of Operations

The table below summarizes the results of operations for Tridien for the fiscal years ending December 31, 2013, 2012 and 2011.

	Year Ended December 31,
(in thousands)	2013	2012	2011
Net sales	$60,072	$55,855	$55,854
Cost of sales	46,636	42,031	41,216

Gross profit	13,436	13,824	14,638
Selling, general and administrative expenses	9,145	8,502	7,958
Management fees	350	350	350
Amortization of intangibles	1,250	1,305	1,315
Impairment expense	12,918	—	—

Income (loss) from operations	$(10,227)	$3,667	$5,015

Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012

Net sales

Net sales for the year ended December 31, 2013, were approximately $60.1 million compared to approximately $55.9 million for the same period in 2012, an increase of $4.2 million or 7.5%. Sales of non-powered products (including patient positioning devices) totaled $47.2 million during the year ended December 31, 2013 representing an increase of $1.8 million compared to the same period in 2012. Sales of powered products totaled $12.8 million during the year ended December 31, 2013 representing an increase of $2.4 million compared to the same period in 2012. These increases were driven primarily by $5.5 million of new product sales combined with higher capital purchases from other customers during the period, offset in part by price concessions and reduced volumes from two large customers. One large customer has been purchasing reduced volumes of Tridien exclusively manufactured products and another large customer experienced the loss of a contract program that represented approximately $3.0 million in non- powered annual sales for Tridien.

Cost of sales

Cost of sales increased approximately $4.6 million for the year ended December 31, 2013 compared to the same period in 2012. Gross profit as a percentage of sales was 22.4% for the year ended December 31, 2013 compared to 24.8% in the corresponding period in 2012. The decrease in gross profit as a percentage of sales totaling 2.4% was primarily due to: (i) operational inefficiencies resulting from ramping up for new product releases, (ii) increased warranty costs, (iii) an unfavorable product sales mix and (iv) price concessions granted to major customers during the year ended December 31, 2013 compared to the same period in 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2013 increased $0.6 million to $9.1 million compared to the same period in 2012, principally as a result of increased research and development spending for products expected to launch in 2014 and cost associated with expansion of the management team.

Impairment expense

During the second quarter of 2013, one of Tridien’s largest customers lost a large contract program that was being serviced substantially with Tridien product. The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived asset impairment analysis. The result of these analyses supported the carrying value of goodwill but indicated that sales of product, reliant on trade names, could not fully support the carrying value of Tridien’s trade names. As such we wrote down the value of the trade names by $0.9 million to a carrying value of approximately $0.6 million at that time. At December 31 2013 further revenue decreases together with a revised 2014 forecast that indicated little to no growth prompted an additional interim impairment analysis as of December 31, 2013. The result of the year end goodwill impairment analysis (step 1) indicated that goodwill was impaired. Further testing (step 2) resulted in the following preliminary results; (i) goodwill was written down $11.5 million to a balance of $16.8 million; (ii) trade names were written down $0.4 million to a balance of $0.2 million and; (iii) technology assets were written down $0.1 million to a balance of $0.8 million.

Income (loss) from operations

Income from operations decreased approximately $13.9 million to an operating loss of $10.2 million for the year ended December 31, 2013 compared to operating income of $3.7 million in the same period in 2012 based on those factors described above, particularly the impairment expense.

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

Net sales

Net sales for the year ended December 31, 2012 were unchanged when compared to the corresponding year ended December 31, 2011. Net sales of non-powered support surfaces and patient positioning devices totaled approximately $45.5 million in 2012 compared to $44.9 million during the same period in 2011, an increase of $0.6 million or 1.0%. Non-powered sales represented approximately 80% of net sales in 2012 and 2011. Net sales of powered products totaled $10.4 million during the year ended December 31, 2012 compared to $11.0 million in 2011, a decrease of $0.6 million or 5.5%.

Cost of sales

Cost of sales increased approximately $0.8 million for the year ended December 31, 2012 compared to the same period in 2011. Gross profit as a percentage of sales was 24.7% for the year ended December 31, 2012 compared to 26.2% in the corresponding period in 2011. The decrease in gross profit as a percentage of sales was primarily due to unfavorable product mix in 2012 as compared to 2011 which had a 1.0% unfavorable impact on gross profit margins. Tridien opened a manufacturing facility in April 2011 which has allowed them to expand capacity while reducing freight costs and manufacturing lead times. This investment had a net 0.5% unfavorable impact on gross profit margin in 2012.

Selling, general and administrative expense

Selling, general and administrative expense for the year ended December 31, 2012 increased approximately $0.5 million compared to the same period in 2011. The increase is due to an increase in research and development spending ($0.3 million) and spending on growth initiatives. Tridien spent $2.1 million on research and development costs in 2012 compared to $1.8 million in 2011.

Income from operations

Income from operations decreased approximately $1.3 million to $3.7 million for the year ended December 31, 2012 compared to $5.0 million in the year ended December 31, 2011, due principally to those factors described above.

Liquidity and Capital Resources

For the year ended December 31, 2013, on a consolidated basis, cash flows provided by operating activities totaled approximately $72.4 million, which reflects the results of operations of all eight of our existing businesses during the year ended December 31, 2013 compared to $52.6 million provided by operating activities for the same period in 2012, an increase of $19.8 million. This increase is the result of (i) an increase in net income at our businesses during 2013 compare to 2012, adjusted for non-cash operating charges in each year for impairment expense, derivative mark-to-market losses and loss on debt extinguishment ($18.9 million); (ii) a decrease in payments of allocation interests during the year ended December 31, 2013, as reflected in operating activities compared to 2012 ($8.3 million); offset in part by the increase in cash absorbed through working capital needs at December 31, 2013 compared to 2012 ($5.5 million). The major working capital investments include investment in inventory ($24.5 million) and accounts receivable ($11.0 million) offset in part by increases in accrued expenses that provided short-term, temporary working capital at December 31, 2013. The investment in inventory is principally at American Furniture, Liberty and FOX. The inventory buildup at American Furniture is for “tax season” sales at AFM which typically occur January through April. The inventory buildup at Liberty and FOX is the result of steadily increasing sales during 2013 compared to a year ago. The increased balance in accounts receivable is principally attributable to FOX which recognized a considerable increase in sales in the fourth fiscal quarter of 2013 compared to 2012. The excess cash used for these working capital needs was offset in part by increases in trade accounts payable and accrued expenses that provided short-term, temporary working capital at December 31, 2013.

For the year ended December 31, 2013, on a consolidated basis, cash flows provided by investing activities totaled approximately $66.3 million, which reflects the net proceeds from the sale of subsidiary stock (FOX—$80.9 million), and sale leaseback proceeds at Advanced Circuits ($4.4 million), offset in part by capital expenditures ($20.4 million). We expect 2014 capital expenditures to approximate the amount spent in 2013.

For the year ended December 31, 2013, on a consolidated basis, cash flows used in financing activities totaled approximately $44.1 million, principally reflecting distributions to majority and non-controlling shareholders ($88.6 million), offset in part by net proceeds from the sale of IPO stock at the subsidiary level ($36.1 million) and borrowings on our long-term debt, net of loan origination costs ($8.5 million).

For the year ended December 31, 2012, on a consolidated basis, cash flows provided by operating activities totaled approximately $52.6 million, which reflects the results of operations of all eight of our existing businesses and four months of Halo activity, during the year ended December 31, 2012 compared to $91.4 million provided by operating activities for the same period in 2011, a decrease of $38.8 million. The increase in cash provided by operating income of $13.2 million in 2012 over the prior year was offset by cash used for working capital investments of $27.0 million during 2012. The major working capital investments include pay down of the supplemental put liability ($13.9 million) and investment in inventory ($13.7 million) offset in part by increases in accrued expenses that provided short-term, temporary working capital at December 31, 2012. The investment in inventory is principally at American Furniture, CamelBak and FOX. The inventory buildup at American Furniture is for “tax season” sales at AFM which typically occur January through April. The inventory buildup at CamelBak and FOX is the result of steadily increasing sales compared to a year ago.

Cash flows used in investing activities totaled approximately $84.4 million for the year ended December 31, 2012, which reflects (i) cash used for both platform and add-on acquisitions made during 2012 ($126.4 million); (ii) capital expenditures at our businesses ($18.5 million); and, (iii) additional investment made by us in our existing businesses ($15.4 million) offset in part by proceeds from the sale of our businesses in 2012 ($75.1 million).

Cash flows used in financing activities totaled approximately $82.2 million for the year ended December 31, 2012, principally reflecting: (i) net proceeds from our Credit Facility ($51.0 million), and (ii) net proceeds from non-controlling interests ($12.1 million). These inflows were more than offset by distributions to shareholders ($99.6) million and redemption of CamelBak’s preferred stock ($48.0 million).

For the year ended December 31, 2011, on a consolidated basis, cash flows provided by operating activities totaled approximately $91.4 million, which reflects the results of operations of all eight of our businesses (including Staffmark) during the year ended December 31, 2011. Consolidated net income of $72.8 million in 2011 coupled with $25.0 million in positive cash flow attributable to working capital was offset by non-cash charges aggregating approximately $5.9 million included in consolidated net income for the year. Significant non-cash charges in 2011 include (i) depreciation and amortization—$49.1 million; (ii) supplemental put expense—$11.8 million and; (iii) impairment charges at American Furniture—$27.8 million offset by the gain recorded on the sale of Staffmark of $88.6 million. Cash flows provided by operations in 2010 totaled approximately $44.8 million. The $46.5 million increase in operating cash flow is attributable to an increase in sales and operating income at our subsidiary operating segments with the exception of American Furniture.

Cash flows used in investing activities totaled approximately $86.6 million for the year ended December 31, 2011, which reflects cash used for both platform and add-on acquisitions made during 2011 totaling $278.0 million together with capital expenditures at our businesses totaling $21.9 million, offset in part by proceeds from the sale of Staffmark totaling approximately $217.2 million.

Cash flows provided by financing activities in 2011 totaled approximately $114.1 million for the year ended December 31, 2011, principally reflecting: (i) $208.3 million of net proceeds from the new Term Loan Facility after payment of fees and the original issue discount (ii) $19.6 million in net proceeds from a private placement of our common stock, and (iii) net proceeds from non-controlling interests totaling $49.5 million in connection with the acquisitions of CamelBak and Orbit Baby. These inflows were offset in part by distributions to shareholders totaling $66.9 million and repayment of amounts outstanding under our Prior Credit Agreement totaling $96.0 million.

At December 31, 2013, we had approximately $113.2 million of cash and cash equivalents on hand. The majority of our cash is invested in short-term securities and corporate debt securities and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. The primary objective of our investment activities is the preservation of principal and minimizing risk. We do not hold any investments for trading purposes.

Intercompany loans to our businesses

At December 31, 2013 we had the following outstanding loans due from our businesses:

•	CamelBak — $115.6 million;

•	Ergobaby — $42.4 million;

•	FOX — $0 million;

•	Liberty — $44.3 million.

•	Advanced Circuits — $85.8 million;

•	American Furniture — $23.0 million;

•	Arnold — $77.2 million; and

•	Tridien — $14.5 million.

Each loan has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity. As of December 31, 2013, American Furniture was not in compliance with its Maintenance Fixed Charge Coverage Ratio requirement included in the amended credit agreement with us dated December 31, 2010. We are required to fund, in the form of an additional equity investment, any shortfall in the difference between Adjusted EBITDA and Fixed Charges as defined in American Furniture’s credit agreement with us. Per the maintenance agreement, the shortfall that we are required to fund, American Furniture is in turn required to pay down its term debt with us. The amount of the shortfall at December 31, 2013, 2012 and 2011 was approximately $1.6 million, $3.5 million and $5.8 million, respectively. All of our businesses are in compliance with their financial covenants with us as of December 31, 2013.

FOX has long-term debt outstanding totaling $8.0 million as of December 31, 2013 in connection with a separate third-party revolving credit agreement.

Our primary source of cash is from the receipt of interest and principal on our outstanding loans to our businesses. Accordingly, we are dependent upon the earnings and cash flow of these businesses, which are available for (i) operating expenses; (ii) payment of principal and interest under our Credit Facility; (iii) payments to CGM due or potentially due pursuant to the revised MSA, the LLC Agreement; (iv) cash distributions to our shareholders and; (v) investments in future acquisitions. Payments made under (i) through (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures.

Credit Facility

Our Credit Facility provides for a Revolving Credit Facility totaling $320 million which matures in April 2017 and a Term Loan Facility totaling approximately $279.8 million, which matures in October 2017.

The Term Loan Facility requires quarterly payments of $0.7 million which commenced March 31, 2012, with a final payment of the outstanding principal balance due in October 2017.

On April 3, 2013, we exercised an option to increase the Term Loan Facility by $30 million. In connection with the increase, we amended the pricing of the Credit Facility wherein borrowings under the Term Loan Facility now bear interest at LIBOR plus 4.0% with a LIBOR floor of 1.0% and borrowings under the Revolving Credit Facility now bear interest at LIBOR plus 2.5%—3.5%. In addition, the amendment provided for a reduction in commitment fees on revolving loan availability to 0.75% and extended the maturity date on the Revolving Credit Facility to April 2017. All other material terms of the Credit Facility remain unchanged. We incurred fees and expenses of approximately $1.9 million in connection with this Amendment.

On August 6, 2013, we exercised an option to increase our Revolving Credit Facility by $30 million to a total of $320 million, subject to borrowing base restrictions. The Credit Facility provides for a sub-facility under the Revolving Credit Facility pursuant to which letters of credit may be issued in an aggregate amount not to exceed

$100 million outstanding at any time. At no time may the (i) aggregate principal amount of all amounts outstanding under the Revolving Credit Facility, plus (ii) the aggregate amount of all outstanding letters of credit, exceed the Revolving Loan Commitment. At December 31, 2013, we had $1.6 million in outstanding letters of credit.

At December 31, 2013, we had no outstanding borrowings under the Revolving Credit Facility.

We had approximately $318.4 million in borrowing base availability under this facility at December 31, 2013. Letters of credit totaling $1.6 million were outstanding at December 31, 2013. We currently have no exposure to failed financial institutions.

The following table reflects required and actual financial ratios as of December 31, 2013 included as part of the affirmative covenants in our Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	2.70:1.0
Total Debt to EBITDA Ratio	less than or equal to 3.5:1.0	1.62:1.0

We intend to use the availability under our Credit Facility and cash on hand to pursue acquisitions of additional businesses, to fund distributions and to provide for other working capital needs. We have considered the impact of recent market instability and credit availability in assessing the adequacy of our liquidity and capital resources.

The Credit Facility requires us to hedge the interest exposure on 50% of outstanding debt under the Term Loan Facility. On October 31, 2011, we purchased a three-year interest rate swap (“Swap”) with a notional amount of $200 million effective January 1, 2014 through December 31, 2016. The agreement requires us to pay interest on the notional amount at the rate of 2.49% in exchange for the three-month LIBOR rate, with a floor of 1.5%. At December 31, 2013, this Swap had a fair value of negative $4.1 million and is reflected as a component of other non-current liabilities ($2.1 million) with the remaining balance included as a component of current liabilities.

FOX Credit Facility

On August 7, 2013, FOX entered into a $60 million revolving credit facility with SunTrust Bank and other lenders (the “FOX Credit Facility”). The FOX Credit Facility expires on August 7, 2018 and provides a revolving loan facility of $60 million which includes up to $10 million in letters of credit and up to $5 million in swingline loans. The facility is secured by substantially all of FOX’s tangible and intangible personal property. Advances under the FOX Credit Facility bear interest at either the LIBOR or the Prime Rate, plus an applicable margin ranging from 0.50% to 1.50% based upon the Consolidated Net Leverage Ratio. At December 31, 2013, the interest rate on outstanding amounts under the facility was 2.13%. In addition to interest on amounts borrowed under the FOX Credit Facility, FOX will pay a quarterly commitment fee on the unused portion of the commitment as defined in the FOX Credit Facility, which can range from 0.20% to 0.30% based on its Consolidated Net Leverage Ratio. FOX paid approximately $0.8 million in fees upon entering into the FOX Credit Facility. FOX is subject to certain customary affirmative and restrictive covenants arising under the FOX Credit Facility. In addition, FOX is required to maintain certain financial covenants, including a Leverage Ratio and a Fixed Charge Coverage Ratio. FOX was in compliance with applicable covenants as of December 31, 2013.

FOX IPO

On August 13, 2013 FOX completed an initial public offering of its common stock pursuant to a registration statement on Form S-1. FOX sold 2,857,143 shares and certain of its shareholders sold 7,000,000 shares (including 5,800,238 shares held by us) at an initial offering price of $15.00 per share. FOX trades on the NASDAQ stock market under the ticker “FOXF”. We received approximately $80.9 million in net proceeds from the sale of our FOX shares. FOX used a portion of their net proceeds received from the sale of their shares as well as proceeds from the FOX credit facility to repay $61.5 million in outstanding indebtedness to us under their existing credit facility with the us.

As a result of the IPO we currently own approximately 53.9% of the outstanding shares of FOX.

On May 30, 2013, Advanced Circuits entered into a sale leaseback transaction for a 50,664 square foot office and manufacturing facility, land, and machinery and equipment located in Aurora CO. The net proceeds from the sale were approximately $4.1 million, paid at closing. The initial lease term is for 13.5 years with automatic ten year renewals. Rent is approximately $0.4 million per year, subject to Consumer Price Index increases.

Supplemental Put Agreement Termination

On July 1, 2013, we amended the MSA with our Manager to provide for certain modifications related to our Manager’s registration as an investment adviser under the Investment Advisers Act of 1940 (“Advisor’s Act”), as amended. In connection with the amendment resulting from the Manager’s registration as an investment adviser under the Adviser’s Act, we and our Manager agreed to terminate the Supplemental Put Agreement, which had the effect of eliminating the Manager’s right to require us to purchase the Allocation Interests upon termination of the MSA. Pursuant to the MSA, as amended, our Manager will continue to manage the day-to-day operations and affairs of the Company, oversee the management and operations of our businesses, perform certain other services for which it will continue to receive management fees, and the holders of the Allocation Interests will continue to receive the profit allocation upon the occurrence of a Sale Event or a Holding Event.

As a result of the termination of the Supplemental Put Agreement, we derecognized the supplemental put liability associated with our Manager’s put right, reversing the entire $61.3 million liability during the year ended December 31, 2013 through supplemental put expense on the consolidated statement of operations. We will record future Holding Events and Sale Events as dividends declared on Allocations Interests to stockholders’ equity when they are approved by our board of directors. As a result of the FOX IPO, our board of directors approved and declared on October 30, 2013 a profit allocation payment totaling $16.0 million which was paid to holders of Allocation Interests in November of 2013. In addition, profit allocations totaling $5.6 million were disbursed to holders of Allocation Interests as a result of FOX’s five-year Holding Event.

We believe that we currently have sufficient liquidity and capital resources, which include amounts available under our Revolving Credit Facility, to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our board of directors, over the next twelve months.

Interest Expense

We incurred interest expense totaling $19.4 million in the year ended December 31, 2013, as compared to $25.1 million in the year ended December 31, 2012 and $12.6 million for the year ended December 31, 2011. The components of interest expense in each of the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Interest on credit facilities	$15,625	$17,643	$7,509
Unused fee on Revolving Credit Facility	2,349	2,666	2,706
Amortization of original issue discount	1,243	2,312	250
Realized losses on interest rate hedges	—	166	143
Unrealized losses on interest rate derivatives	130	2,175	1,933
Letter of credit fees	53	63	60
Other	15	30	42

Interest expense	$19,415	$25,055	$12,643

Average daily balance of debt outstanding	$294,056	$271,776	$151,781

Effective interest rate	6.6%	9.2%	8.3%

Income Taxes

We incurred income tax expense of $20.7 million with an annual effective rate of 20.8% during the year ended December 31, 2013, $21.1 million in income tax expense with an annual effective tax rate of 78.6% during the year ended 2012, and $6.9 million with an effective tax rate of 26.4% during the year ended 2011. The reversal of the supplemental put expense during 2013 was not taxable as it was incurred at the LLC level. In addition, other gains and losses incurred at the Company, which is an LLC, are not tax deductible as those costs are passed through to the shareholders. A portion of the acquisition costs expensed in the year ended December 31, 2012 in connection with the Arnold and Universal Circuits acquisitions are not tax deductible, and our losses incurred at the Company, which is an LLC, are not tax deductible at the corporate level as those costs are passed through to the shareholders. For the year ended 2012, these two items accounted for 3.0% and 31.1%, respectively, of the increased effective tax rate compared to the Federal statutory rate at December 31, 2012. Goodwill impairment charges expensed in the year ended December 31, 2011 in connection with the American Furniture write-offs are not tax deductible and our losses incurred at the Company, which is an LLC, are not tax deductible at the corporate level as those costs are passed through to the shareholders. For the year ended 2011, these two items accounted for 8.0% and 30.7%, respectively, of the increased effective tax rate compared to the Federal statutory rate at December 31, 2011. The components of income tax expense as a percentage of income from continuing operations before income taxes for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year ended December 31,
	2013	2012	2011
United States Federal Statutory Rate	35.0%	35.0%	(35.0%)
Foreign and State income taxes (net of Federal benefits)	1.9	11.7	3.5
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	1.5	10.2	14.8
Effect of supplemental put expense (reversal)	(16.2)	20.9	15.9
Impact of subsidiary employee stock options	0.4	(1.8)	1.7
Domestic production activities deduction	(1.8)	(4.1)	(5.3)
Non-deductible acquisition costs	—	3.0	—
Impairment expense	—	—	8.0
Non-recognition of NOL carryforwards at subsidiaries	3.1	4.8	24.2
Other	(3.1)	(1.1)	(1.4)

Effective income tax rate	20.8%	78.6%	26.4%

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

Adjusted EBITDA – Is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by: (i) non-controlling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting , due diligences, etc.) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805; (iii) increases or decreases in supplemental put charges for periods prior to July 1, 2013, which reflected the estimated potential liability due to our Manager that required us to acquire their Allocation Interests in the Company at a price based on a percentage of the fair value in our businesses over their original basis plus a hurdle rate. ; (iv) management fees, which reflect fees due quarterly to our Manager in connection with our MSA; (v) impairment charges, which reflect write downs to goodwill or other intangible assets and (vi) gains or losses recorded in connection with the sale of fixed assets.

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

The following table reconciles EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Year ended December 31, 2013

	Consolidated	Corporate	CamelBak	Ergobaby	FOX	Liberty	Advanced Circuits	American Furniture	Arnold Magnetics	Tridien	Consolidated
Net income (loss)	$78,816	$41,482	$4,010	$4,057	$24,104	$5,487	$9,167	$(1,680)	$1,586	$(9,397)	$78,816
Adjusted for:
Provision (benefit) for income taxes	20,729	(98)	2,198	2,603	10,566	2,374	5,681	13	(535)	(2,073)	20,729
Interest expense, net	19,376	19,139	(4)	2	218	—	(2)	—	22	1	19,376
Intercompany interest	—	(41,191)	11,163	5,636	2,179	4,370	7,490	1,755	7,432	1,166	—
Depreciation and amortization	48,326	(1,541)	13,512	4,025	9,435	6,421	5,438	291	8,504	2,241	48,326
Gain (loss) on debt extinguishment	1,785	1,785	—	—	—	—	—	—	—	—	1,785

EBITDA	169,032	19,576	30,879	16,323	46,502	18,652	27,774	379	17,009	(8,062)	169,032
Income (loss), gain (loss) from discontinued operations	—	—	—	—	—	—	—	—	—	—	—
(Gain) loss on sale of fixed assets	95	—	14	23	(7)	—	(18)	—	40	43	95
Non-controlling shareholder compensation	4,683	—	945	606	2,500	391	23	—	145	73	4,683
Impairment charges	12,918	—	—	—	—	—	—	—	—	12,918	12,918
Acquisition expenses	—	—	—	—	—	—	—	—	—	—	—
Supplemental put expense (reversal)	(45,995)	(45,995)	—	—	—	—	—	—	—	—	(45,995)
Management fees	18,632	15,474	500	500	308	500	500	—	500	350	18,632

Adjusted EBITDA	$159,365	$(10,945)	$32,338	$17,452	$49,303	$19,543	$28,279	$379	$17,694	$5,322	$159,365

Adjusted EBITDA
Year ended December 31, 2012

	Consolidated	Corporate	CamelBak	Ergobaby	FOX	Liberty	Advanced Circuits	American Furniture	Arnold Magnetics	Tridien	Consolidated
Net income (loss)	$4,340	$(25,979)	$6,823	$2,626	$14,208	$723	$11,969	$(3,391)	$(5,156)	$2,517	$4,340
Adjusted for:
Provision (benefit) for income taxes	21,069	(87)	5,138	1,638	8,181	518	6,554	23	(1,946)	1,050	21,069
Interest expense, net	25,001	24,937	22	25	16	—	(2)	5	(2)	—	25,001
Intercompany interest	—	(39,796)	13,046	6,295	2,880	4,473	5,081	1,688	6,272	61	—
Depreciation and amortization	50,352	(590)	13,558	4,620	7,786	7,286	5,298	336	9,703	2,355	50,352

EBITDA	100,762	(41,515)	38,587	15,204	33,071	13,000	28,900	(1,339)	8,871	5,983	100,762
Income (loss), gain (loss) from discontinued operations	1,413	1,413	—	—	—	—	—	—	—	—	1,413
(Gain) loss on sale of fixed assets	293	—	15	—	253	(19)	—	11	18	15	293
Non-controlling shareholder compensation	4,236	—	922	465	2,148	301	24	216	69	91	4,236
Acquisition expenses	5,201	296	—	—	—	—	366	—	4,539	—	5,201
Supplemental put expense	15,995	15,995	—	—	—	—	—	—	—	—	15,995
Management fees	17,633	14,408	500	500	500	500	500	—	375	350	17,633

Adjusted EBITDA (a)	$145,533	$(9,403)	$40,024	$16,169	$35,972	$13,782	$29,790	$(1,112)	$13,872	$6,439	$145,533

(a)	As a result of the sale of our HALO subsidiary in May 2012, Adjusted EBITDA does not include EBITDA from HALO for the period January 1, 2012 through April 30, 2012 of $2.2 million

Adjusted EBITDA
Year ended December 31, 2011

	Consolidated	Corporate	CamelBak	Ergobaby	FOX	Liberty	Advanced Circuits	American Furniture	Arnold Magnetics	Tridien	Consolidated
Net income (loss)	$72,812	$81,174	$(7,167)	$1,650	$13,538	$(195)	$13,214	$(32,220)	Not Applicable	$2,818	$72,812
Adjusted for:
Provision (benefit) for income taxes	6,859	(82)	(4,281)	1,029	7,054	(172)	7,153	(5,739)		1,897	6,859
Interest expense, net	12,610	12,509	3	61	16	—	(2)	23		—	12,610
Intercompany interest	—	(23,874)	4,364	4,874	1,759	4,402	5,928	2,247		300	—
Depreciation and amortization	38,049	308	10,580	2,861	6,805	6,770	4,926	3,381		2,418	38,049
Loss on debt exchange	2,636	2,636	—	—	—	—	—	—		—	2,636

EBITDA	132,966	72,671	3,499	10,475	29,172	10,805	31,219	(32,308)		7,433	132,966
Income (loss), gain (loss) from discontinued operations	(105,613)	(105,613)	—	—	—	—	—	—		—	(105,613)
(Gain) loss on sale of fixed assets	104	—	—	16	63	23	—	2		—	104
Non-controlling shareholder compensation	960	(1,175)	112	380	1,030	287	20	216		90	960
Acquisition expenses	4,835	—	4,374	461	—	—	—	—		—	4,835
Impairment charges	27,769	—	—	—	—	—	—	27,769		—	27,769
Decrease in earnout probability	(177)	—	—	(177)	—	—	—	—		—	(177)
Supplemental put expense	11,783	11,783	—	—	—	—	—	—		—	11,783
Management fees	16,283	13,633	175	500	500	500	500	125		350	16,283

Adjusted EBITDA (a)(b)	$88,910	$(8,701)	$8,160	$11,655	$30,765	$11,615	$31,739	$(4,196)		$7,873	$88,910

(a)	As a result of the sale of our HALO subsidiary in May 2012, Adjusted EBITDA does not include EBITDA from HALO for the period January 1, 2011 through December 31, 2011 of $12.9 million.
(b)	As a result of the sale of our Staffmark subsidiary in October 2011, Adjusted EBITDA does not include EBITDA from Staffmark for the period January 1, 2011 through October 17, 2011 of $25.6 million.

The table below details cash receipts and payments that are not reflected on our income statement in order to provide an additional measure of management’s estimate of cash CAD. CAD is a non-GAAP measure that we believe provides additional information to our shareholders in order to enable them to evaluate our ability to make anticipated quarterly distributions. Because other entities do not necessarily calculate CAD the same way we do, our presentation of CAD may not be comparable to similarly titled measures provided by other entities. We believe that our historic and future CAD, together with our cash balances and access to cash via our debt facilities, will be sufficient to meet our anticipated distributions over the next twelve months. The table below reconciles CAD to net income and to cash flow provided by operating activities, which we consider to be the most directly comparable financial measure calculated and presented in accordance with GAAP.

(in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net income	$78,816	$4,340	$72,812
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	46,227	49,450	49,109
Impairment expense	12,918	—	27,769
Gain on sale of Staffmark	—	(219)	(88,592)
Loss on sale of HALO	—	464	—
Loss on debt repayment	1,785	—	2,636
Supplemental put expense (reversal)	(45,995)	15,995	11,783
Amortization of original issue discount	1,243	2,312	250
Noncontrolling stockholders charges	4,683	4,236	4,270
Amortization of debt issuance costs	2,123	1,857	1,951
Unrealized loss on derivatives	130	2,175	1,822
Deferred taxes	(5,257)	(2,060)	(17,858)
Other	(87)	986	421
Changes in operating assets and liabilities	(24,212)	(26,970)	25,001

Net cash provided by operating activities	72,374	52,566	91,374
Plus:
Unused fee on revolving credit facility (1)	2,349	2,666	2,706
Successful acquisition expense (2)	—	5,201	4,658
Sale related expenses (3)	—	1,976	6,434
Changes in operating assets and liabilities	24,212	26,970	—
Less:
Changes in operating assets and liabilities	—	—	25,001
Other	—	668	—
Maintenance capital expenditures: (4)
Compass Group Diversified Holdings LLC	—	—	—
Advanced Circuits	3,220	878	3,483
American Furniture	298	(133)	(91)
Arnold	2,839	2,382	—
CamelBak	815	1,364	556
ERGObaby	1,504	843	996
FOX	3,932	4,096	1,001
Halo (divested May 2012)	—	320	971
Liberty	1,031	441	822
Staffmark (divested October 2011)	—	—	1,957
Tridien	569	807	1,474
FOX CAD (5)	11,189	—	—

Estimated cash flow available for distribution and reinvestment	$73,538	$77,713	$69,002

Distribution paid in April 2013/2012	$(17,388)	$(17,388)	$(16,821)
Distribution paid in July 2013/2012	(17,388)	(17,388)	(16,821)
Distribution paid in October 2013/2012	(17,388)	(17,388)	(17,388)
Distribution paid in January 2014/2013	(17,388)	(17,388)	(17,388)

	$(69,552)	$(69,552)	$(68,418)

(1)	Represents the commitment fees on the unused portion of our Prior Revolving Credit Facility and Revolving Credit Facility.
(2)	Represents successful acquisition transaction costs.
(3)	Represents transaction costs incurred related to the sale of Staffmark and HALO, net of the related income tax benefit.
(4)	Represents maintenance capital expenditures that were funded from operating cash flow, net of proceeds from sales of property, plant and equipment, and excludes growth capital expenditures of approximately $6.2 million, $7.5 million and $10.6 million incurred during the year ended December 31, 2013, 2012 and 2011, respectively.
(5)	Represents FOX CAD subsequent to the IPO date. Includes approximately $20.9 million of EBITDA, less: $6.7 million of cash taxes, $0.9 million of management fees and $1.8 million of maintenance capital expenditures.

Cash flows of certain of our businesses are seasonal in nature. Cash flows from American Furniture are typically highest in the months of January through April of each year, coinciding with homeowners’ tax refunds. Revenue and earnings from FOX are typically highest in the third quarter, coinciding with the delivery of product for the new bike year. Earnings from CamelBak are typically higher in the spring and summer months than other months as this corresponds with warmer weather in the Northern Hemisphere and an increase in hydration related activities.

Related Party Transactions and Certain Transactions Involving our Businesses

We have entered into the following related party transactions with our Manager, CGM:

•	Management Services Agreement

•	LLC Agreement

•	Cost Reimbursement and Fees

Management Services Agreement

We entered into the MSA with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for us in exchange for a management fee paid quarterly and equal to 0.5% of our adjusted net assets. The management fee is required to be paid prior to the payment of any distributions to shareholders. For the year ended December 31, 2013, 2012 and 2011, we incurred $18.6 million, $17.6 million and $16.3 million, respectively, in management fees to CGM (excludes offsetting fees paid by Staffmark and HALO).

Pursuant to the MSA, CGM is entitled to enter into off-setting management service agreements with each of our segments. The amount of the fee is negotiated between CGM and the operating management of each segment and is based upon the value of the services to be provided. The fees paid directly to CGM by the segments offset on a dollar for dollar basis the amount due to CGM by the Company under the MSA.

On July 1, 2013, we and our Manager amended the MSA to provide for certain modifications related to our Manager’s registration as an investment adviser under the Investment Advisers Act of 1940 (“Advisor’s Act”), as amended. In connection with the amendment we and our Manager agreed to terminate the Supplemental Put Agreement, which had the effect of eliminating the Manager’s right to require us to purchase the Allocation Interests upon termination of the MSA. Pursuant to the MSA, as amended, our Manager will continue to manage the day-to-day operations and affairs and oversee the management and operations of the Company’s businesses, perform certain other services for which it will receive management fees, and the holders of the Allocation Interests will continue to receive the profit allocation upon the occurrence of a Sale Event or a Holding Event.

LLC Agreement

As distinguished from its provision of providing management services to us, pursuant to the amended MSA, members of CGM are owners of 53.6% of the Allocation Interests in us through their ownership in Sostratus LLC. The LLC agreement gives the holders of Allocation Interests the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Allocation Interest Holders are entitled to receive and as such can elect to receive the positive contribution-based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (Holding Event) and upon the sale of the business (Sale Event). During the year ended December 31, 2013, we paid $5.6 million to the holders of Allocation Interests related to FOX’s positive contribution-based profit (Holding Event) and $16.0 million as a result of FOX’s sale of common stock to the public (Sale Event).

Cost Reimbursement and Fees

We reimbursed CGM approximately $3.5 million, $3.5 million and $3.1 million, principally for occupancy and staffing costs incurred by CGM on our behalf during the years ended December 31, 2013, 2012 and 2011, respectively.

We have entered into the following significant transactions with our businesses during 2013:

FOX

On August 13, 2013 FOX completed an initial public offering of its common stock pursuant to a registration statement on Form S-1. In the FOX IPO, FOX sold 2,857,143 shares and certain of its shareholders sold 7,000,000 shares (including 5,800,238 shares held by CODI) at an initial offering price of $15.00 per share. FOX trades on the NASDAQ stock market under the ticker “FOXF”. We received approximately $80.9 million in net proceeds from the sale of our FOX shares. FOX used a portion of their net proceeds received from the sale of their shares as well as proceeds from a new credit facility with a third party lender to repay $61.5 million in outstanding indebtedness to us under their existing credit facility.

As a result of the FOX IPO, we currently own approximately 53.9% of the outstanding shares of FOX common stock.

FOX leases manufacturing facilities in Watsonville, California from Robert Fox, a founder and noncontrolling shareholder of FOX. The term of the lease is through July of 2018 and the rental payments can be adjusted annually for a cost-of-living increase based upon the consumer price index. FOX is responsible for all real estate taxes, insurance and maintenance related to this property. The leased facilities are 86,000 square feet and FOX paid rent under this lease of approximately $1.1 million for each of the years ended December 31, 2013, 2012 and 2011.

In January 2014, FOX hired the son-in-law of our Chairman, to be its Vice-President of Business Development.

Tridien

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

Tridien leased a facility from an affiliate of a noncontrolling shareholder of Tridien during the year ended December 31, 2013. The terms of the lease are through February of 2014. Tridien paid rent under this leases of approximately $0.7 million for the year ended December 31, 2013.

American Furniture

American Furniture was not in compliance with its Maintenance Fixed Charge Coverage Ratio requirement included in the amended credit agreement with us dated December 31, 2010. We are required to fund, in the form of an additional equity investment, any shortfall in the difference between Adjusted EBITDA and Fixed Charges as defined in American Furniture’s credit agreement with us. Per the maintenance agreement, the shortfall that we are required to fund, American Furniture is in turn required to pay down its term debt with us. The amount of the shortfall at December 31, 2013 was approximately $1.6 million.

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

The table below summarizes the payment schedule of our contractual obligations at December 31, 2013 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$349,944	$19,924	$38,992	$291,028	$—
Operating lease obligations (b)	79,023	13,038	22,129	13,455	30,401
Purchase obligations (c)	242,885	164,101	40,234	38,550	—

Total (d)	$671,852	$197,063	$101,355	$343,033	$30,401

(a)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Revolving Credit Facility and Term Loan Facility.
(b)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties.
(c)	Reflects non-cancelable commitments as of December 31, 2013, including: (i) shareholder distributions of $69.6 million, (ii) estimated management fees of $18.8 million per year over the next five years and; (iii) other obligations, including amounts due under employment agreements. Distributions to our shareholders are approved by our board of directors each fiscal quarter. The amount approved for future quarters may differ from the amount included in this schedule.
(d)	The contractual obligation table does not include approximately $8.1 million in liabilities associated with unrecognized tax benefits as of December 31, 2013 as the timing of the recognition of this liability is not certain. The amount of the liability is not expected to significantly change in the next twelve months.

Critical Accounting Estimates

The following discussion relates to critical accounting estimates for the Company, the Trust and each of our businesses at December 31, 2013.

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

On July 1, 2013, the Company and the Manager amended the MSA to provide for certain modifications related to the Manager’s registration as an investment adviser under the Investment Advisers Act of 1940 (“Advisor’s Act”), as amended. In connection with the amendment resulting from the Manager’s registration as an investment adviser under the Adviser’s Act, the Company and the Manager agreed to terminate the Supplemental Put Agreement, which had the effect of eliminating the Manager’s right to require us to purchase the Allocation Interests upon termination of the MSA. Pursuant to the MSA, as amended, the Manager will continue to manage the day-to-day operations and affairs of the Company, oversee the management and operations of our businesses, perform certain other services for us and receive management fees, and the holders of the Allocation Interests will continue to receive the profit allocation upon the occurrence of a Sale Event or a Holding Event.

As a result of the termination of the Supplemental Put Agreement, we derecognized the supplemental put liability associated with the Manager’s put right, reversing the accumulated $61.3 million liability through supplemental put expense on the condensed consolidated statement of operations during the year ended December 31, 2013. We will record future Holding Events and Sale Events as liabilities when dividends declared on Allocations Interests are approved by our board of directors. In addition we will include the estimated allocation interests due for Holding Events as a component of basic and diluted earnings per share under the two-class method. The determination of distributions due to allocation interests requires significant judgment both by our management team and by outside experts engaged to assist in this process. This judgment could result in either a higher or lower value assigned to the estimated distribution. The impact could result in either higher or lower basic and diluted earnings per share.

Revenue Recognition

We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. Provisions for customer returns and other allowances based on historical experience are recognized at the time the related sale is recognized.

Business Combinations

The acquisitions of our businesses are accounted for under the acquisition method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions are based on estimated fair values as of the date of the acquisition, with the remainder, if any, to be recorded as identifiable intangibles or goodwill. The fair values are determined by our management team, taking into consideration information supplied by the management of the acquired entities and other relevant information. Such information typically includes valuations supplied by independent appraisal experts for significant business combinations. The valuations are generally based upon future cash flow projections for the acquired assets, discounted to present value. The determination of fair values requires significant judgment both by our management team and by outside experts engaged to assist in this process. This judgment could result in either a higher or lower value assigned to amortizable or depreciable assets. The impact could result in either higher or lower amortization and/or depreciation expense.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the assets acquired. We are required to perform impairment reviews at least annually and more frequently in certain circumstances. The estimates of future earnings and other market assumptions used to derive and test the fair value at each of our reporting units requires judgment on the part of management. Even minor adjustments to those values used and assumptions made can lead to significantly different results.

Annual goodwill and intangible assets impairment testing

Goodwill represents the excess amount of the purchase price over the fair value of the assets acquired. We are required to perform impairment reviews of goodwill balances at each of our Reporting Units (“RU”) at least annually and more frequently in certain circumstances. Each of our businesses represents a RU and Arnold is comprised of three RU. Each of our RU is subject to impairment review at March 31, 2013, which represents our annual date for impairment testing, with the exception of American Furniture. The balance of American Furniture’s goodwill was completely written off in 2011.

The Financial Accounting Standards Board issued an accounting Standards Update 2011-08 (“ASU”) in September 2011 that permits companies to make a qualitative assessment of whether it is more likely than not that a RU fair value is less than it carrying amount before applying the two-step goodwill impairment test. If a company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount it is not required to perform the two-step impairment test for that reporting unit. This ASU is effective for fiscal years beginning after December 15, 2011. At March 31, 2013 we elected to use the qualitative assessment alternative to test goodwill for impairment for each of our RU that maintain a goodwill carrying value with the exception of Arnold which has three RU. We performed a step 1 valuation of each of Arnolds three RU as of March 31, 2013 and in each case it was determine that the fair value of each RU exceeded its carrying value.

As prescribed by the ASU, factors to consider when making the qualitative assessment prior to performing Step 1 of the goodwill impairment test are as follows:

•

Macroeconomic conditions such as deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets;

•

Industry and market considerations such as deterioration in the environment in which an entity operates, an increased competitive environment, a decline (both absolute and relative to its peers) in market-dependent multiples or metrics, a change in the market for an entity’s products or services, or a regulatory or political development;

•	Cost factor, such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows;

•

Overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual or planned revenue or earnings compared with actual and projected results of relevant prior periods;

•	Other relevant entity-specific events such as litigation, contemplation of bankruptcy, or changes in management, key personnel, strategy, or customers;

•

Events affecting a RU such as change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing of all or a portion, of a RU, the testing for recoverability of a significant asset group within a reporting unit, or a recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit; and

•	Sustained decrease (both absolute and relative to its peers) in share price, if applicable.

In addition to considering the above factors we performed the following procedures as of March 31, 2013 for each of our RU except Arnold;

•	Compared and assessed Trailing Twelve month (“TTM”) net sales as of March 31, 2013 to TTM nets sales as of March 31, 2013:

•	Compared and assessed TTM operating income as of March 31, 2013 to TTM operating income as of March 31, 2012;

•	Compared and assessed TTM Adjusted EBITDA as of March 31, 2013 to Adjusted EBITDA as of March 31, 2012;

•	Compared and assessed Adjusted EBITDA for the year-ended December 31, 2012 to Budget;

•	Compared and assessed Adjusted EBITDA for the three-months ended March 31, 2013 to Budget;

•

Compared the fair value of each of our RU to its carrying amount using the same metrics as those used in determining the value of the supplemental put as of March, 31 2013 and concluded that in each case the fair value of the RU was in excess of its carrying amount; and

•

Performed Market Cap reconciliation for CODI and determined that CODI’s public market cap was significantly in excess of the fair value of its consolidated equity (as derived from the aforementioned supplemental put analysis).

Based on our qualitative assessment as outlined above we believe that it is not more likely than not that the fair value of each of our RU is less than its carrying amount at March 31, 2013. The following triggering events occurred at Tridien during the twelve months ended December 31, 2013 which required us to reassess our March 31, 2013 conclusion for Tridien.

•

During the second quarter of 2013, one of Tridien’s largest customers lost a large contract program that was being serviced substantially with Tridien product. The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived asset impairment analysis. The result of these analyses supported the carrying value of goodwill but indicated that sales of product, reliant on trade names, could not fully support the carrying value of Tridien’s trade names. As such we wrote down the value of the trade names by $0.9 million to a carrying value of approximately $0.6 million at that time.

•

At December 31, 2013, further revenue decreases together with a revised 2014 forecast that indicated little to no growth prompted an additional interim impairment analysis as of December 31, 2013. The result of the year end goodwill impairment analysis (step 1) indicated that goodwill was impaired. Further testing (step 2) resulted in the following; (i) goodwill was written down $11.5 million to a balance of $16.8 million; (ii) trade names were written down $0.4 million to a balance of $0.2 million and; (iii) technology assets were written down $0.1 million to a balance of $0.8 million.

The result of the Step 2 analyses is preliminary and based on various selected market data and comparable company’s results. To the extent that the final analysis contains revised and/or updated assumptions the impairment charge will change.

In connection with the annual goodwill impairment testing, we test other indefinite-lived intangible assets (trade names) at our RU. The Financial Accounting Standards Board issued an accounting Standards Update 2012-12 (“ASU”) in January 2012, that permits companies to make a qualitative assessment of whether it is more likely than not that the fair value of an individual RU’s indefinite lived assets is not less than its carrying amount before applying a quantitative analysis. If a company concludes that it is not more likely than not that the fair value of a reporting unit’s indefinite-lived assets is not less than its carrying amount it is not required to perform a quantitative test for that reporting unit. This ASU is effective for fiscal years beginning after September 15, 2012. At March 31, 2013 we elected to use the qualitative assessment alternative to test indefinite-lived assets for impairment for each of our RU that record indefinite lived assets. At that time it was determined that the fair value of indefinite lived assets at each of our RU exceeded its carrying amount. During the second and fourth fiscal quarter of 2013 triggering events required us to perform interim quantitative impairment analysis for Tridien’s indefinite lived assets.

We test the fair value of trade names by applying the relief from royalty technique to forecasted revenues at those reporting units that do not amortize their trade name. In 2013 we determined that the carrying value of Tridien’s trade names exceeded their carrying value by $1.2 million.

Long-lived intangible assets subject to amortization, including customer relationships, non-compete agreements and technology are amortized using the straight-line method over the estimated useful lives of the intangible assets, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate long-lived assets for potential impairment whenever events occur or circumstances indicate that the carrying amount of the assets may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount of a long-lived asset is not recoverable and is greater than its fair value, the asset is impaired and an impairment loss must be recognized. During the fourth quarter of 2013 we tested the long-lived assets at Tridien and recorded an impairment charge of $0.1 million.

The determination of fair values and estimated useful lives requires significant judgment both by our management team and by outside experts engaged to assist in this process. This judgment could result in either a higher or lower value assigned to our reporting units and intangible assets. The impact could result in either higher or lower amortization and/or the incurrence of an impairment charge

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts on an entity-by-entity basis with consideration for historical loss experience, customer payment patterns and current economic trends. The Company reviews the adequacy of the allowance for doubtful accounts on a periodic basis and adjusts the balance, if necessary. The determination of the adequacy of the allowance for doubtful accounts requires significant judgment by management. The impact of either over or under estimating the allowance could have a material effect on future operating results. The consolidated allowance for doubtful accounts is approximately $3.4 million at December 31, 2013.

Deferred Tax Assets

Several of our majority owned subsidiaries have deferred tax assets recorded at December 31, 2013 which in total amount to approximately $17.4 million. This deferred tax asset is net of $12.0 million of valuation allowance primarily associated with AFM and Tridien’s inability to utilize loss carryforwards associated with impairments in 2010, 2011, and 2013. These deferred tax assets are comprised primarily of reserves not currently deductible for tax purposes. The temporary differences that have resulted in the recording of these tax assets may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Realization of the deferred tax assets is dependent on generating sufficient future taxable income. Based upon the expected future results of operations, we believe it is more likely than not that we will generate sufficient future taxable income to realize the benefit of existing temporary differences, although there can be no assurance of this. The impact of not realizing these deferred tax assets would result in an increase in income tax expense for such period when the determination was made that the assets are not realizable. (See Note K – “Income taxes in the Notes to consolidated financial statements”)

Recent Accounting Pronouncements

Refer to footnote B to our consolidated financial statements.

ITEM 7A. – Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

At December 31, 2013, we were exposed to interest rate risk primarily through borrowings under our Credit Facility because borrowings under this agreement are subject to variable interest rates. We had outstanding $279.8 million under the Term Loan Facility at December 31, 2013. Our exposure to fluctuation in variable interest on $200 million in outstanding Term Loan Facility is hedged with an interest rate cap effective December 30, 2011 with a term of two years. This cap fixed the future LIBOR rate on $200 million of debt at a maximum of 2.5%.

Interest on our Term Loan is subject to a LIBOR floor of 1.0% and three-month LIBOR is currently 24 basis points. We currently estimate that a 100 basis point increase in LIBOR would not have a material impact on our results of operations, cash flows or financial condition.

We expect to borrow under our Revolving Credit Facility in the future in order to finance our short term working capital needs and future acquisitions. These borrowings will be subject to variable interest rates.

Exchange Rate Sensitivity

At December 31, 2013, we were not exposed to significant foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations.

Credit Risk

We are exposed to credit risk associated with cash equivalents, investments, and trade receivables. We do not believe that our cash equivalents or investments present significant credit risks because the counterparties to the instruments consist of major financial institutions and we manage the notional amount of contracts entered into with any one counterparty. Our cash and cash equivalents at December 31, 2013 consists principally of (i) treasury backed securities, (ii) insured prime money market funds, (iii) FDIC insured Certificates of Deposit, and (iv) cash balances in several non-interest bearing checking accounts. Substantially all trade receivable balances of our businesses are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. Although we have a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and financial statement schedules referred to in the index contained on page F-1 of this report are incorporated herein by reference.

ITEM 9. – CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

(a) Management’s Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding require disclosure.

(b) Information with respect to Report of Management on Internal Control over Financial Reporting is contained on page F- 2 of this Annual Report on Form 10-K and is incorporated herein by reference.

(c) Information with respect to Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting is contained on page F- 3 of this Annual Report on Form 10-K and is incorporated herein by reference.

(d) Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. – OTHER INFORMATION

None

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our executive officers is incorporated herein by reference to information included in the Proxy Statement for our 2014 Annual Meeting of Shareholders.

Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for our 2014 Annual Meeting of Shareholders.

Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the Proxy Statement for our 2014 Annual Meeting of Shareholders.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the Proxy Statement for our 2014 Annual Meeting of Shareholders.

ITEM 11. – EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for our 2014 Annual Meeting of Shareholders.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for our 2014 Annual Meeting of Shareholders.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to such contractual relationships and independence is incorporated herein by reference to the information in the Proxy Statement for our 2014 Annual Meeting of Shareholders.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accounting fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for our 2014 Annual Meeting of Shareholders.

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

See “Index to Consolidated Financial Statements and Supplemental Data” set forth on page F-1.

2.	Financial Statement schedule

See “Index to Consolidated Financial Statements and Supplemental Data” set forth on page F-1.

3.	Exhibits

See “Index to Exhibits” set forth on page E-1.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Stock and Note Purchase Agreement dated as of July 31, 2006, among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 2.1 of the 8-K filed on August 1, 2006 (File No. 000-51937)).

2.2	Stock Purchase Agreement dated June 24, 2008, among Compass Group Diversified Holdings LLC and the other shareholders party thereto, Compass Group Diversified Holdings LLC, as Sellers’ Representative, Aeroglide Holdings, Inc. and Bühler AG (incorporated by reference to Exhibit 2.1 of the 8-K filed on June 26, 2008 (File No. 000-51937)).

2.3	Stock Purchase Agreement, dated October 17, 2011, by and among Recruit Co., LTD. and RGF Staffing USA, Inc., as Buyers, the shareholders of Staffmark Holdings, Inc., as Sellers, Staffmark Holdings, Inc. and Compass Group Diversified Holdings LLC as Seller Representative (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on October 18, 2011 (File No. 001-34927)).

2.4	Stock Purchase Agreement dated May 1, 2012, among Candlelight Investment Holdings, Inc., Halo Holding Corporation, Halo Lee Wayne, LLC and each of the holders of equity interests of Halo Lee Wayne, LLC listed on Exhibit A thereto (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on May 2, 2012 (File No. 001-34927)).

3.1	Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the S-1 filed on December 14, 2005 (File No. 333-130326)).

3.2	Certificate of Amendment to Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the 8-K filed on September 13, 2007 (File No. 000-51937)).

3.3	Certificate of Formation of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 3.3 of the S-1 filed on December 14, 2005 (File No. 333-130326)).

3.4	Amended and Restated Trust Agreement of Compass Diversified Trust (incorporated by reference to Exhibit 3.5 of the Amendment No. 4 to S-1 filed on April 26, 2006 (File No. 333-130326)).

3.5	Amendment No. 1 to the Amended and Restated Trust Agreement, dated as of April 25, 2006, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the 8-K filed on May 29, 2007 (File No. 000-51937)).

3.6	Second Amendment to the Amended and Restated Trust Agreement, dated as of April 25, 2006, as amended on May 23, 2007, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 3.2 of the 8-K filed on September 13, 2007 (File No. 000-51937)).

3.7	Third Amendment to the Amended and Restated Trust Agreement dated as of April 25, 2006, as amended on May 25, 2007 and September 14, 2007, of Compass Diversified Holdings among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the 8-K filed on December 21, 2007 (File No. 000-51937)).

3.8	Fourth Amendment dated as of November 1, 2010 to the Amended and Restated Trust Agreement, as amended effective November 1, 2010, of Compass Diversified Holdings, originally effective as of April 25, 2006, by and among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 3.1 of the Form 10-Q filed on November 8, 2010 (File No. 001-34927)).

3.9	Second Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated January 9, 2007 (incorporated by reference to Exhibit 10.2 of the 8-K filed on January 10, 2007, (File No. 000-51937)).

3.10	Third Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated November 1, 2010 (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed on November 8, 2010 (File No. 001-34927)).

3.11	Fourth Amended and Restated Operating Agreement of Compass Group Diversified Holdings LLC, dated January 1, 2012 (incorporated by reference to Exhibit 3.1 of the Form 10-Q filed on May 7, 2013 (File No. 001-34927)).

4.1	Specimen Certificate evidencing a share of trust of Compass Diversified Holdings (incorporated by reference to Exhibit 4.1 of the S-3 filed on November 7, 2007 (File No. 333-147218)).

4.2	Specimen LLC Interest Certificate evidencing an interest of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit A of Exhibit 10.2 of the 8-K filed on January 10, 2007 (File No. 000-51937)).

10.1	Form of Registration Rights Agreement by and among Compass Group Diversified Holdings LLC, Compass Diversified Trust and Certain Shareholders (incorporated by reference to Exhibit 10.3 of the Amendment No. 5 to S-1 filed on May 5, 2006 (File No. 333-130326)).

10.2	Form of Supplemental Put Agreement by and between Compass Group Management LLC and Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.4 of the Amendment No. 4 to S-1 filed on April 26, 2006 (File No. 333-130326)).

10.3†	Amended and Restated Employment Agreement dated as of December 1, 2008 by and between James J. Bottiglieri and Compass Group Management LLC (incorporated by reference to Exhibit 10.1 of the 8-K filed on December 3, 2008 (File No. 000-51937)).

10.4	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP (incorporated by reference to Exhibit 10.6 of the Amendment No. 5 to S-1 filed on May 5, 2006 (File No. 333-130326)).

10.5	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and Pharos I LLC (incorporated by reference to Exhibit 10.7 of the Amendment No. 5 to S-1 filed on May 5, 2006 (File No. 333-130326)).

10.6	Amended and Restated Management Services Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of December 20, 2011 and originally effective as of May 16, 2006 (incorporated by reference to Exhibit 10.06 of the Form 10-K filed on March 7, 2012 (File No. 001-34927)).

10.7	Registration Rights Agreement by and among Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP, dated as of April 3, 2007 (incorporated by reference to Exhibit 10.3 of the Amendment No. 1 to the S-1 filed on April 20, 2007 (File No. 333-141856)).

10.8	Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP, dated as of April 3, 2007 (incorporated by reference to Exhibit 10.16 of the Amendment No. 1 to the S-1 filed on April 20, 2007 (File No. 333-141856)).

10.9	Subscription Agreement dated August 24, 2011, by and among Compass Group Diversified Holdings LLC, Compass Diversified Holdings and CGI Magyar Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 25, 2011 (File No. 001-34927)).

10.10	Registration Rights Agreement dated August 24, 2011, by and among Compass Group Diversified Holdings LLC, Compass Diversified Holdings and CGI Magyar Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on August 25, 2011 (File No. 001-34927)).

10.11	Credit Agreement dated as of October 27, 2011, by and among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Toronto Dominion (Texas) LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 27, 2011 (File No. 001-34927)).

10.12	Second Amendment to Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Toronto Dominion (Texas) LLC, dated as of April 2, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 3, 2012 (File No. 001-34927)).

10.13	Incremental Facility Amendment to Credit Agreement among Compass Group Diversified Holdings LLC and Toronto Dominion (Texas) LLC, dated as of April 2, 2012 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on April 3, 2012 (File No. 001-34927)).

10.14	Third Amendment to Credit Agreement among Compass Group Diversified Holdings LLC and Toronto Dominion (Texas) LLC dated as of April 3, 2013 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 3, 2013 (File No. 0001-34927)).

10.15	Incremental Facility Amendment to Credit Agreement among Compass Group Diversified Holdings LLC and Toronto Dominion (Texas) LLC, dated as of April 3, 2013 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on April 3, 2013 (File No. 001-34927)).

10.16	Fifth Amended and Restated Management Services Agreement dated July 1, 2013 and originally effective as of May 16, 2006, by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 1, 2013 (File No. 001-34927)).

10.17†	Employment Agreement dated July 11, 2013, between Compass Group Management LLC and Ryan J. Faulkingham (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 11, 2013 (File No. 001-34927)).

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*	Section 1350 Certification of Chief Executive Officer of Registrant

32.2*	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Note Purchase and Sale Agreement dated as of July 31, 2006 among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 99.1 of the 8-K filed on August 1, 2006 (File No. 000-51937)).

99.2	Stock Purchase Agreement, dated as of February 28, 2007, by and between HA-LO Holdings, LLC and HALO Holding Corporation (incorporated by reference to Exhibit 99.3 of the 8-K filed on March 1, 2007 (File No. 000-51937)).

99.3	Purchase Agreement dated December 19, 2007, among CBS Personnel Holdings, Inc. and Staffing Holding LLC, Staffmark Merger LLC, Staffmark Investment LLC, SF Holding Corp., Stephens-SM LLC and CBS Personnel Holdings, Inc. (incorporated by reference to Exhibit 99.1 of the 8-K filed on December 20, 2007 (File No. 000-51937)).

99.4	Share Purchase Agreement dated January 4, 2008, among Fox Factory Holding Corp., Fox Factory, Inc. and Robert C. Fox, Jr. (incorporated by reference to Exhibit 99.1 of the 8-K filed on January 8, 2008 (File No. 000-51937)).

99.5	Stock Purchase Agreement dated May 8, 2008, among Mitsui Chemicals, Inc., Silvue Technologies Group, Inc., the stockholders of Silvue Technologies Group, Inc. and the holders of Options listed on the signature pages thereto, and Compass Group Management LLC, as the Stockholders Representative (incorporated by reference to Exhibit 99.1 of the 8-K filed on May 9, 2008 (File No. 000-51937)).

99.6	Stock Purchase Agreement dated March 31, 2010 by and among Gable 5, Inc., Liberty Safe and Security Products, LLC and Liberty Safe Holding Corporation (incorporated by reference to Exhibit 99.1 of the 8-K filed on April 1, 2010 (File No. 000-51937)).

99.7	Stock Purchase Agreement dated September 16, 2010, by and among ERGO Baby Intermediate Holding Corporation, The ERGO Baby Carrier, Inc., Karin A. Frost, in her individual capacity and as Trustee of the Revocable Trust of Karin A. Frost dated February 22, 2008 and as Trustee of the Karin A. Frost 2009 Qualified Annuity Trust u/a/d 12/21/2009 (incorporated by reference to Exhibit 99.1 of the 8-K filed on September 17, 2010 (File No. 000-51937)).

99.8	Securities Purchase Agreement dated August 24, 2011, by and among CBK Holdings, LLC, CamelBak Products, LLC, CamelBak Acquisition Corp., for purposes of Section 6.15 and Articles 10 only, Compass Group Diversified Holdings LLC, and for purposes of Section 6.13 and Article 10 only, IPC/CamelBak LLC (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on August 25, 2011 (File No. 001-34927)).

99.9	Stock Purchase Agreement dated as of March 5, 2012, by and among Arnold Magnetic Technologies Holdings Corporation, Arnold Magnetic Technologies, LLC and AMT Acquisition Corp. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on March 6, 2012 (File No. 001-34927)).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Denotes management contracts and compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

Date: March 11, 2014	By:	/s/ Alan B. Offenberg
Alan B. Offenberg
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Offenberg Alan B. Offenberg	Chief Executive Officer (Principal Executive Officer) and Director	March 11, 2014

/s/ Ryan J. Faulkingham Ryan J. Faulkingham	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2014

/s/ C. Sean Day C. Sean Day	Director	March 11, 2014

/s/ D. Eugene Ewing D. Eugene Ewing	Director	March 11, 2014

/s/ Harold S. Edwards Harold S. Edwards	Director	March 11, 2014

/s/ Mark H. Lazarus Mark H. Lazarus	Director	March 11, 2014

/s/ Gordon Burns Gordon Burns	Director	March 11, 2014

/s/ James J. Bottiglieri James Bottiglieri	Director	March 11, 2014

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS

Date: March 11, 2014	By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Regular Trustee

Compass Diversified Holdings

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTAL FINANCIAL DATA

Page Numbers
Historical Financial Statements:
Report of Management on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011	F-6
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011	F-7
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011	F-8
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	F-9
Notes to Consolidated Financial Statements	F-10

Supplemental Financial Data:
The following supplementary financial data of the registrant and its subsidiaries required to be included in Item 15(a) (2) of Form 10-K are listed below:

Schedule II – Valuation and Qualifying Accounts	S-1

All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in the notes thereto.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Compass Diversified Holdings is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Compass’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements issued for external purposes in accordance with accounting principles generally accepted in the United States of America (US GAAP). Compass’ internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of Compass’ internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment, management determined that Compass maintained effective internal control over financial reporting as of December 31, 2013.

The effectiveness of our internal control over financial reporting has been audited by Grant Thornton, LLP an independent registered public accounting firm, as stated in their report which appears on page F-3.

March 11, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Compass Diversified Holdings

We have audited the internal control over financial reporting of Compass Diversified Holdings (a Delaware Trust) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 11, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York

March 11, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Compass Diversified Holdings

We have audited the accompanying consolidated balance sheets of Compass Diversified Holdings (a Delaware Trust) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic financial statements include the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compass Diversified Holdings and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2014 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York

March 11, 2014

Compass Diversified Holdings

Consolidated Balance Sheets

(in thousands)	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$113,229	$18,241
Accounts receivable, less allowances of $3,424 at December 31, 2013 and $3,049 at December 31, 2012	111,736	100,647
Inventories	152,948	127,283
Prepaid expenses and other current assets	21,220	21,488

Total current assets	399,133	267,659
Property, plant and equipment, net	68,059	68,488
Goodwill	246,611	257,527
Intangible assets, net	310,359	340,666
Deferred debt issuance costs, less accumulated amortization of $4,161 at December 31, 2013 and $2,038 at December 31, 2012	8,217	8,238
Other non-current assets	12,534	12,623

Total assets	$1,044,913	$955,201

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$62,539	$52,207
Accrued expenses	55,590	48,139
Due to related party	4,528	3,765
Current portion of supplemental put obligation	—	5,185
Current portion, long-term debt	2,850	2,550
Other current liabilities	4,623	1,953

Total current liabilities	130,130	113,799
Supplemental put obligation	—	46,413
Deferred income taxes	60,024	63,982
Long-term debt, less original issue discount	280,389	267,008
Other non-current liabilities	5,435	7,787

Total liabilities	475,978	498,989
Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 48,300 shares issued and outstanding at December 31, 2013 and December 31, 2012	725,453	650,043
Accumulated other comprehensive income (loss)	693	(132)
Accumulated deficit	(252,761)	(235,283)

Total stockholders’ equity attributable to Holdings	473,385	414,628
Noncontrolling interest	95,550	41,584

Total stockholders’ equity	568,935	456,212

Total liabilities and stockholders’ equity	$1,044,913	$955,201

See notes to consolidated financial statements.

Compass Diversified Holdings

Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per share data)	2013	2012	2011

Net sales	$985,539	$884,721	$606,644
Cost of sales	679,708	605,867	427,500

Gross profit	305,831	278,854	179,144
Operating expenses:
Selling, general and administrative expense	167,738	161,141	110,031
Supplemental put expense (reversal)	(45,995)	15,995	11,783
Management fees	18,632	17,633	16,283
Amortization expense	29,632	30,268	22,072
Impairment expense	12,918	—	27,769

Operating income (loss)	122,906	53,817	(8,794)
Other income (expense):
Interest income	39	54	33
Interest expense	(19,415)	(25,055)	(12,643)
Amortization of debt issuance costs	(2,123)	(1,811)	(1,951)
Loss on debt extinguishment	(1,785)	—	(2,636)
Other income (expense), net	(77)	(183)	49

Income (loss) from continuing operations before income taxes	99,545	26,822	(25,942)
Provision for income taxes	20,729	21,069	6,859

Income (loss) from continuing operations	78,816	5,753	(32,801)
Income (loss) from discontinued operations, net of income tax	—	(1,168)	17,021
Gain (loss) on sale of discontinued operations, net of income tax	—	(245)	88,592

Net income	78,816	4,340	72,812
Less: Income from continuing operations attributable to noncontrolling interest	10,752	8,508	5,641
Less: Income (loss) from discontinued operations attributable to noncontrolling interest	—	(226)	2,212

Net income (loss) attributable to Holdings	$68,064	$(3,942)	$64,959

Amounts attributable to Holdings:
Income (loss) from continuing operations	$68,064	$(2,755)	$(38,442)
Income (loss) from discontinued operations, net of income tax	—	(942)	14,809
Gain (loss) on sale of discontinued operations, net of income tax	—	(245)	88,592

Net income (loss) attributable to Holdings	$68,064	$(3,942)	$64,959

Basic and fully diluted income (loss) per share attributable to Holdings
Continuing operations	$1.05	$(0.06)	$(0.81)
Discontinued operations	—	(0.02)	2.18

	$1.05	$(0.08)	$1.37

See notes to consolidated financial statements.

Compass Diversified Holdings

Consolidated Statements of Comprehensive Income

	Year ended December 31,
(in thousands)	2013	2012	2011
Net income	$78,816	$4,340	$72,812
Other comprehensive income (loss)
Cash flow hedge gain, net of tax	—	—	143
Foreign currency translation and other	825	(132)	—

Total comprehensive income, net of tax	$79,641	$4,208	$72,955

See notes to consolidated financial statements.

Compass Diversified Holdings

Consolidated Statements of Stockholders’ Equity

(in thousands)	Number of Shares	Amount	Accumulated Deficit	Accum. Other Comprehensive Income (Loss)	Stockholders’ Equity Attrib. to Holdings	Non- Controlling Interest	Non-controlling Interest of Disc. Ops.	Total Stockholders’ Equity
Balance — January 1, 2011	46,275	$638,763	$(150,550)	$(143)	$488,070	$33,667	$54,173	$575,910
Net income	—	—	64,959	—	64,959	5,641	2,212	72,812
Other comprehensive income – cash flow hedge gain	—	—	—	143	143	—	—	143
Issuance of Trust shares for CamelBak acquisition (see Note C)	1,575	19,688	—	—	19,688	—	—	19,688
Offering and registration costs for the issuance of Trust shares	—	(90)	—	—	(90)	—	—	(90)
Issuance of stock to noncontrolling shareholders	—	—	—	—	—	4,500	—	4,500
Issuance of preferred stock to CamelBak noncontrolling shareholders	—	—	—	—	—	45,000	—	45,000
Beneficial conversion feature—CamelBak preferred stock	—	—	(6,568)	—	(6,568)	6,568	—	—
Accretion—CamelBak preferred stock	—	—	(1,777)	—	(1,777)	1,777	—	—
Redemption of noncontrolling interest holders	—	—	—	—	—	(4,032)	—	(4,032)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	2,136	1,876	4,012
Staffmark disposition	—	—	—	—	—	—	(54,549)	(54,549)
Distributions paid	—	—	(66,916)	—	(66,916)	—	—	(66,916)

Balance — December 31, 2011	48,300	$658,361	$(160,852)	$—	$497,509	$95,257	$3,712	$596,478
Net income (loss)	—	—	(3,942)	—	(3,942)	8,508	(226)	4,340
Other comprehensive loss – foreign currency translation and other	—	—	—	(132)	(132)	—	—	(132)
Proceeds received from Arnold noncontrolling shareholders	—	—	—	—	—	1,713	—	1,713
Proceeds received from noncontrolling shareholders	—	—	—	—	—	2,916	—	2,916
Distribution to noncontrolling shareholders related to the Fox recapitalization (refer to Note P)	—	(8,544)	—	—	(8,544)	(6,555)	—	(15,099)
Distribution to noncontrolling shareholders related to the ACI recapitalization (refer to Note P)	—	—	—	—	—	(13,749)	—	(13,749)
Accretion—CamelBak preferred stock	—	—	(937)	—	(937)	937	—	—
Redemption of noncontrolling interest holders	—	226	—	—	226	(3,638)	—	(3,412)
Redemption of CamelBak preferred stock	—	—	—	—	—	(48,022)	—	(48,022)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	4,217	—	4,217
HALO disposition	—	—	—	—	—	—	(3,486)	(3,486)
Distributions paid	—	—	(69,552)	—	(69,552)	—	—	(69,552)

Balance — December 31, 2012	48,300	$650,043	$(235,283)	$(132)	$414,628	$41,584	$—	$456,212
Net income	—	—	68,064	—	68,064	10,752	—	78,816
Other comprehensive income – foreign currency translation and other	—	—	—	825	825	—	—	825
Effect of subsidiary initial public offering (refer to Note C)	—	75,410	—	—	75,410	41,628	—	117,038
Distribution to noncontrolling interest holders	—	—	—	—	—	(3,090)	—	(3,090)
Distribution to Allocation Interest holders (refer to Note B)	—	—	(15,990)	—	(15,990)	—		(15,990)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	4,676	—	4,676
Distributions paid	—	—	(69,552)	—	(69,552)	—	—	(69,552)

Balance — December 31, 2013	48,300	$725,453	$(252,761)	$693	$473,385	$95,550	$—	$568,935

See notes to consolidated financial statements.

Compass Diversified Holdings

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$78,816	$4,340	$72,812
Adjustments to reconcile net income to net cash provided by operating activities:
Gain (loss) on sale of businesses	—	245	(88,592)
Depreciation expense	16,595	14,793	10,186
Amortization expense	29,632	34,657	38,923
Impairment expense	12,918	—	27,769
Amortization of debt issuance costs and original issue discount	3,366	4,169	2,201
Loss on debt extinguishment	1,785	—	2,636
Supplemental put expense (reversal)	(45,995)	15,995	11,783
Unrealized loss on interest rate swap	130	2,175	1,822
Noncontrolling stockholder stock based compensation	4,683	4,236	4,270
Deferred taxes	(5,257)	(2,060)	(17,858)
Other	(87)	986	421
Changes in operating assets and liabilities, net of acquisition:
Increase in accounts receivable	(10,988)	(2,137)	(7,517)
(Increase) decrease in inventories	(24,454)	(13,703)	5,056
(Increase) decrease in prepaid expenses and other current assets	(413)	(1,580)	7,864
Increase in accounts payable and accrued expenses	17,246	4,336	26,490
Payment of profit allocation	(5,603)	(13,886)	(6,892)

Net cash provided by operating activities	72,374	52,566	91,374

Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,117)	(126,412)	(277,980)
Purchases of property and equipment	(20,410)	(18,546)	(21,868)
Proceeds from the FOX IPO	80,913	—	—
Proceeds from sale of businesses	2,760	75,064	217,249
Purchase of noncontrolling interest	—	(15,423)	(4,032)
Proceeds from sale leaseback transaction	4,108	—	—
Other investing activities	32	891	11

Net cash provided by (used in) investing activities	66,286	(84,426)	(86,620)

Cash flows from financing activities:
Proceeds from the issuance of Trust shares, net	—	—	19,598
Borrowings under credit facility	117,500	186,000	502,000
Repayments under credit facility	(106,275)	(135,005)	(373,000)
Proceeds from issuance of CamelBak preferred stock	—	—	45,000
Redemption of CamelBak preferred stock	—	(48,022)	—
Distributions paid	(69,552)	(69,652)	(66,916)
Net proceeds provided by noncontrolling shareholders	36,122	12,061	4,500
Distributions paid to noncontrolling shareholders	(19,081)	(30,038)	—
Debt issuance costs	(2,697)	(3,154)	(16,720)
Excess tax benefit on stock-based compensation	—	5,755	—
Other	(139)	(277)	(382)

Net cash (used in) provided by financing activities	(44,122)	(82,232)	114,080

Foreign currency impact on cash	450	(37)	—
Net increase (decrease) in cash and cash equivalents	94,988	(114,129)	118,834
Cash and cash equivalents — beginning of period	18,241	132,370	13,536

Cash and cash equivalents — end of period	$113,229	$18,241	$132,370

See notes to consolidated financial statements.

Compass Diversified Holdings

Notes to Consolidated Financial Statements

December 31, 2013

Note A — Organization and Business Operations

Compass Diversified Holdings, a Delaware statutory trust (“the Trust”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company (the “Company”), was also formed on November 18, 2005 with equity interests which were subsequently reclassified as the “Allocation Interests”. The Trust and the Company were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. In accordance with the amended and restated Trust Agreement, dated as of April 25, 2006 (the “Trust Agreement”), the Trust is sole owner of 100% of the Trust Interests (as defined in the Company’s amended and restated operating agreement, dated as of April 25, 2006 (as amended and restated, the “LLC Agreement”)) of the Company and, pursuant to the LLC Agreement, the Company has, outstanding, the identical number of Trust Interests as the number of outstanding shares of the Trust. Compass Group Diversified Holdings, LLC, a Delaware limited liability company is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.

The Company is a controlling owner of eight businesses, or operating segments, at December 31, 2013. The segments are as follows: CamelBak Products LLC. (“CamelBak”), The Ergo Baby Carrier, Inc. (“Ergobaby”), Fox Factory, Inc. (“FOX”), Liberty Safe and Security Products, Inc. (“Liberty Safe” or “Liberty”), Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), American Furniture Manufacturing, Inc. (“AFM” or “American Furniture”), AMT Acquisition Corporation (“Arnold” or “Arnold Magnetics”) and Tridien Medical, Inc. (“Tridien”). The segments are referred to interchangeably as “businesses”, “operating segments” or “subsidiaries” throughout the financial statements. Refer to Note F for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability Company (“CGM” or the “Manager”), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a management services agreement (“MSA”).

Note B — Summary of Significant Accounting Policies

Accounting principles

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

Basis of presentation

The results of operations for the years ended December 31, 2013, 2012 and 2011 represent the results of operations of the Company’s acquired businesses from the date of their acquisition by the Company, and therefore are not indicative of the results to be expected for the full year.

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

The acquisition of businesses that the Company owns or controls more than a 50% share of the voting interest are accounted for under the acquisition method of accounting. The amount assigned to the identifiable assets acquired and the liabilities assumed is based on the estimated fair values as of the date of acquisition, with the remainder, if any, recorded as goodwill.

Reclassification

Certain amounts in the historical consolidated financial statements have been reclassified to conform to the current period presentation. American Furniture implemented a revised standard costing system during 2011 which required American Furniture to reclassify certain costs between cost of sales and selling, general and administrative expenses. The change in format consists of reclassifying the trucking fleet expenses from selling, general and administrative expenses into cost of sales, as well as reclassifying certain manufacturing related expenses including rent, insurance, utilities and workers compensation from selling, general and administrative costs to cost of sales. Management believes that the format of reporting cost of sales together with the revised standard costing system and the revaluation of standard costs has allowed management to more timely react to changes in supply costs, product demand and overall price structure which in turn has helped eliminate the accumulation of lower margin product and allow for more advantageous product procurement and the proper utilization of available assets. The reclassification from selling, general and administrative expense to cost of sales during the year ended December 31, 2011 was $6.6 million. This reclassification lowered the historical gross profit recorded in these periods but had no net impact on operating income (loss) or net income (loss). In addition, this reclassification had no impact on the financial position or cash flows during these periods.

Discontinued Operations

On May 1, 2012, the Company sold its majority owned subsidiary, HALO. As a result, HALO’s net income for the periods from January 1, 2012 through the date of sale and the year ended December 31, 2011 have been reclassified to income from discontinued operations for those periods in accordance with accounting guidelines.

On October 17, 2011, the Company sold its majority owned subsidiary, Staffmark. As a result, Staffmark’s net income for the period from January 1, 2011 through the date of sale has been reclassified to income from discontinued operations for this period in accordance with accounting guidelines.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. It is possible that in 2014 actual conditions could be better or worse than anticipated when the Company developed the estimates and assumptions, which could materially affect the results of operations and financial position in the future. Such changes could result in future impairment of goodwill, intangibles and long-lived assets, inventory obsolescence, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other things. Actual results could differ from those estimates.

Termination of Supplemental Put Agreement

The Company entered into a Supplemental Put Agreement with the Manager at the time of the Company’s Initial Public Offering (“IPO”) in connection with the MSA. Pursuant to the Supplemental Put Agreement, the Manager had the right to cause the Company to purchase the Allocation Interests then owned by the Manager upon termination of the MSA for a price to be determined in accordance with the Supplemental Put Agreement. The holders of the Allocation Interests (“Holders”) are entitled to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The distributions of the profit allocation will be paid only upon the occurrence of the sale of a material amount of capital stock or assets of one of the Company’s businesses (“Sale Event”) or, at the option of the Holders, at each five year anniversary date of the acquisition of one of the Company’s businesses (“Holding Event”). The Company historically recorded the Supplemental Put obligation at an amount equal to the fair value of the profit allocation. This amount was determined using a model that multiplies the trailing twelve-month EBITDA for each business unit by an estimated enterprise value multiple to determine an estimated selling price of the business unit. This amount represented the obligation of the Company to physically settle the purchase of the Allocation Interest at the option of the Holders upon the termination of the MSA.

On July 1, 2013, the Company and the Manager amended the MSA to provide for certain modifications related to the Manager’s registration as an investment adviser under the Investment Advisers Act of 1940 (“Advisor’s Act”), as amended. In connection with the amendment resulting from the Manager’s registration as an investment adviser under the Adviser’s Act, the Company and the Manager agreed to terminate the Supplemental Put Agreement, which had the effect of eliminating the Manager’s right to require the Company to purchase the Allocation Interests upon termination of the MSA. Pursuant to the MSA, as amended, the Manager will continue to manage the day-to-day operations and affairs of the Company, oversee the management and operations of the Company’s businesses, perform certain other services for the Company and receive management fees, and the Holders will continue to receive the profit allocation upon the occurrence of a Sale Event or a Holding Event.

Prior to July 1, 2013 the Company recorded increases or decreases in the supplemental put obligation as well as payments made upon the occurrence of a Sale Event or Holding Event, through the consolidated statement of operations. For the years ended December 31, 2012 and 2011, the Company recognized approximately $16.0 million and $11.8 million, respectively in expense related to the Supplemental Put Agreement. During 2012, the Company paid $13.7 million and $0.2 million, respectively, of the supplemental put liability due to the sale of Staffmark in October 2011, and Halo in May 2012, which qualified as Sale Events. Additionally, the Company paid $5.6 million in 2013 related to a Holding Event of the FOX business, and $6.9 million in 2011 related to a Holding Event of the ACI business. The FOX Holding Event in 2013 occurred prior to the termination of the Supplemental Put Agreement and was therefore accounted for as an expense in the consolidated statement of operations.

As a result of the termination of the Supplemental Put Agreement, the Company has derecognized the supplemental put liability associated with the Manager’s put right, reversing the entire $61.3 million liability at June 30, 2013 through supplemental put expense on the consolidated statement of operations. The Company will record future Holding Events and Sale Events as dividends declared on Allocations Interests to stockholders’ equity when they are approved by the Company’s board of directors. In connection with the initial public offering of Fox Factory Holding Corp. (“FOX IPO”), the Company’s board of directors approved and declared in October 2013 a profit allocation payment totaling $16.0 million that was made to Holders in November of 2013.

Revenue recognition

In accordance with authoritative guidance on revenue recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sellers price to the buyer is fixed and determinable, and collection is reasonably assured. Shipping and handling costs are charged to operations when incurred and are classified as a component of cost of sales.

Revenue is recognized upon shipment of product to the customer, net of sales returns and allowances. Appropriate reserves are established for anticipated returns and allowances based on past experience. Revenue is typically recorded at F.O.B. shipping point for all our businesses with the exception being American Furniture which reports revenues F.O.B. destination.

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Allowance for doubtful accounts

The Company uses estimates to determine the amount of the allowance for doubtful accounts in order to reduce accounts receivable to their estimated net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. The Company’s estimate also includes analyzing existing economic conditions. When the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net receivable to the amount it reasonably believes will be collectible.

Inventories

Inventories consist of raw materials, WIP, manufactured goods and purchased goods acquired for resale. Inventories are stated at the lower of cost or market, determined on the first-in, first-out method. Cost includes raw materials, direct labor, manufacturing overhead and indirect overhead. Market value is based on current replacement cost for raw materials and supplies and on net realizable value for finished goods.

Inventory is comprised of the following (in thousands):

	December 31, 2013	December 31, 2012
Raw materials and supplies	$74,325	$62,905
Work-in-process	13,579	12,989
Finished goods	73,664	60,565
Less: obsolescence reserve	(8,620)	(9,176)

Total	$152,948	$127,283

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

The ranges of useful lives are as follows:

Machinery and equipment	2 to 25 years
Office furniture, computers and software	2 to 8 years
Leasehold improvements	Shorter of useful life or lease term

Property, plant and equipment and other long-lived assets, that have definitive lives, are evaluated for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable (‘triggering event’). Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to its fair value.

Property, plant and equipment is comprised of the following (in thousands):

	December 31, 2013	December 31, 2012
Machinery and equipment	$90,717	$79,088
Office furniture, computers and software	11,385	6,548
Leasehold improvements	15,354	11,915
Buildings and land	425	4,517

	117,881	102,068
Less: accumulated depreciation	(49,822)	(33,580)

Total	$68,059	$68,488

Depreciation expense was approximately $16.6 million, $14.8 million and $7.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Fair value of financial instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short term nature. Term Debt with a carrying value of $275.2 million, net of original issue discount, at December 31, 2013 approximated fair value. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. If measured at fair value in the financial statements, the Term Debt would be classified as Level 2 in the fair value hierarchy.

Business combinations

The Company allocates the amount it pays for each acquisition to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets which arise from a contractual or legal right or are separable from goodwill. The Company bases the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. The Company allocates any excess purchase price that exceeds the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated growth rates, cash flows, discount rates and estimated useful lives could result in different purchase price allocations and amortization expense in current and future periods. Transaction costs associated with these acquisitions are expensed as incurred through selling, general and administrative expense on the consolidated statement of operations. In those circumstances where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the contingent payments expected to be made as of the acquisition date. The Company re-measures this liability each reporting period and records changes in the fair value through a separate line item within the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The Company is required to perform impairment reviews at each of its reporting units annually and more frequently in certain circumstances.

In accordance with accounting guidelines, the Company is able to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If a company concludes that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount it is not required to perform the two-step impairment test for that reporting unit.

The first step of the process after the qualitative assessment fails is estimating the fair value of each of its reporting units based on a discounted cash flow (“DCF”) model using revenue and profit forecast and a market approach which compares peer data and earnings multiples. The Company then compares those estimated fair values with the carrying values, which include allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is then compared to its corresponding carrying value. The Company cannot predict the occurrence of certain future events that might adversely affect the implied value of goodwill and/or the fair value of intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on its customer base, and material adverse effects in relationships with significant customers.

The impact of over-estimating or under-estimating the implied fair value of goodwill at any of the reporting units could have a material effect on the results of operations and financial position. In addition, the value of the implied goodwill is subject to the volatility of the Company’s operations which may result in significant fluctuation in the value assigned at any point in time.

Refer to Note G for the results of the annual impairment tests.

Deferred debt issuance costs

Deferred debt issuance costs represent the costs associated with the issuance of debt instruments and are amortized over the life of the related debt instrument.

Warranties

The Company’s CamelBak, Ergobaby, FOX, Liberty and Tridien operating segments estimate the exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary.

Foreign currency

For the Company’s segments with certain operations outside the United States, the local currency is the functional currency, and the financial statements are translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and average exchange rates during the year for results of operations. The resulting translation gain or loss is included in stockholder’s equity as other comprehensive income or loss.

Derivatives and hedging

The Company had utilized an interest rate swap (derivative) to manage risks related to interest rates on the last $70.0 million of its Prior Term Loan Facility (“swap”) under the Prior Credit Agreement. The Company had elected hedge accounting treatment to account for its swap and had designated the swap as a cash flow hedge and as a result, unrealized changes in fair value of the hedge were reflected in comprehensive income (loss). The swap expired January 22, 2011. The Company has not elected hedge accounting treatment for its most recent interest rate derivatives entered into as part of the new Credit Facility. Refer to Note I for more information on the Company’s Credit Facility.

Noncontrolling interest

Noncontrolling interest represents the portion of a majority-owned subsidiary’s net income that is owned by noncontrolling shareholders. Noncontrolling interest on the balance sheet represents the portion of equity in a consolidated subsidiary owned by noncontrolling shareholders.

Deferred income taxes

Deferred income taxes are calculated under the asset and liability method. Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes at the enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is expected to more likely than not be realized. Several of the Company’s majority owned subsidiaries have deferred tax assets recorded at December 31, 2013 which in total amount to approximately $17.5 million. This deferred tax asset is net of $12.0 million of valuation allowance primarily associated with AFM’s inability to utilize loss carryforwards associated with impairments in 2010 and 2011 and losses in 2012 and 2013. These deferred tax assets are comprised primarily of reserves not currently deductible for tax purposes. The temporary differences that have resulted in the recording of these tax assets may be used to offset taxable income in future periods, reducing the amount of taxes required to be paid. Realization of the deferred tax assets is dependent on generating sufficient future taxable income at those subsidiaries with deferred tax assets. Based upon the expected future results of operations, the Company believes it is more likely than not that those subsidiaries with deferred tax assets will generate sufficient future taxable income to realize the benefit of existing temporary differences, although there can be no assurance of this. The impact of not realizing these deferred tax assets would result in an increase in income tax expense for such period when the determination was made that the assets are not realizable.

Earnings per share

Prior to the termination of the Supplemental Put Agreement, basic and diluted earnings per share attributable to Holdings was computed on a weighted average basis. Effective July 1, 2013, basic and fully diluted earnings per share is computed using the two-class method which requires companies to allocate participating securities that have rights to earnings that otherwise would have been available only to common shareholders as a separate class of securities in calculating earnings per share. The Company has granted Allocation Interests that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or a Sale Event.

The calculation of basic and fully diluted earnings per share reflects the effect of dividends that were declared and paid to the Holders subsequent to the termination of the Supplemental Put Agreement during 2013 and the incremental increase in the profit allocation distribution to the Holders related to Holding Events during the period. The calculation of basic and fully diluted earnings per share during 2013 reflects increases in the estimated profit allocation related to Holding Events for the period July 1, 2013 through December 31, 2013.

Basic and diluted earnings per share for the fiscal year ended December 31, 2013 is calculated as follows:

2013
Net income attributable to Holdings	$68,064
Less: Profit Allocation paid to Holders	15,990
Less: Effect of contribution based profit—Holding Event	1,480

Net income from Holdings attributable to Trust shares	$50,594

Basic and diluted weighted average shares outstanding	48,300
Income from operations—Basic and fully diluted	$1.05

The weighted average number of Trust shares outstanding for fiscal 2013 and 2012 was computed based on 48,300,000 shares outstanding for the period from January 1st through December 31st in both years. The weighted average number of Trust shares outstanding for fiscal 2011 was computed based on 46,725,000 shares outstanding for the period from January 1, 2011 through December 31, 2011 and 1,575,000 shares issued in connection with the acquisition of CamelBak outstanding for the period from August 24, 2011 through December 31, 2011.

The Company did not have any stock option plans or any other potentially dilutive securities outstanding during the years ended December 31, 2013, 2012 and 2011.

Advertising costs

Advertising costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. Advertising costs were $13.5 million, $12.9 million and $8.4 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Research and development

Research and development costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. The Company incurred research and development expense of $16.0 million, $11.8 million and $8.4 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Employee retirement plans

The Company and many of its segments sponsor defined contribution retirement plans, such as 401(k) plans. Employee contributions to the plan are subject to regulatory limitations and the specific plan provisions. The Company and its segments may match these contributions up to levels specified in the plans and may make additional discretionary contributions as determined by management. The total employer contributions to these plans were $1.4 million, $1.2 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company’s Arnold Magnetics subsidiary maintains a defined benefit plan for certain of its employees which is more fully described in Note Q. Accounting guidelines require employers to recognize the overfunded or underfunded status of defined benefit pension and postretirement plans as assets or liabilities in their consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income.

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

Stock based compensation

The Company does not have a stock based compensation plan; however, certain of the Company’s subsidiaries maintain stock based compensation plans. During the years ended December 31, 2013, 2012 and 2011, $4.7 million, $4.2 million, and $2.1 million of stock based compensation expense was recorded to each expense category that included related salary expense in the consolidated statements of operations. As of December 31, 2013, the amount to be recorded for stock-based compensation expense in future years for unvested options is approximately $8.4 million.

Recent accounting pronouncements

In July 2013, the FASB issued amended guidance for the presentation of an unrecognized tax benefit when a net operating loss carry forward exists, which is effective for the Company January 1, 2014. This amended guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carry forward, a similar tax loss or a tax credit carry forward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. The Company does not expect the adoption of this amended guidance to have a significant impact on the consolidated financial statements.

In March 2013, the FASB issued amended guidance for a parent’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity, which is effective for the Company January 1, 2014. This amended guidance was issued to resolve diversity in practice as it relates to the release of the cumulative translation adjustment into net income upon derecognition of a subsidiary or group of assets within a foreign entity. The Company does not expect the adoption of this amended guidance to have a significant impact on the consolidated financial statements.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance for presenting comprehensive income, which was effective for the Company January 1, 2013, and applied prospectively. This amended guidance requires an entity to disclose significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items in net income. The adoption of this amended guidance did not have a significant impact on the consolidated financial statements.

Note C — Initial Public Offering

FOX Initial Public Offering

On August 13, 2013, the Company’s FOX operating segment completed an initial public offering of its common stock pursuant to a registration statement on Form S-1. In the FOX IPO, FOX sold 2,857,143 shares and certain of its shareholders sold 7,000,000 shares (including 5,800,238 shares held by the Company) at an initial offering price of $15.00 per share. FOX trades on the NASDAQ stock market under the ticker “FOXF”. The Company received approximately

$80.9 million in net proceeds from the sale of their shares. Upon completion of the FOX IPO, FOX used a portion of the proceeds received from the sale of their shares as well as proceeds from a new credit facility with a third party lender to repay $61.5 million in outstanding indebtedness under their existing credit facility with the Company.

The Company’s ownership interest in FOX was reduced from 75.8% to 53.9% on a primary basis and from 70.6% to 49.8% on a fully diluted basis as a result of the FOX IPO. In connection with the FOX IPO, CGM’s Management Services Agreement with FOX (“FOX MSA”) under which the Manager provided various management services, was terminated. FOX paid $0.5 million in each of the years ended December 2012 and 2011, and $0.3 million in 2013 through the effective date of the FOX IPO under the FOX MSA.

The following table details the amounts recorded in the consolidated statement of stockholders’ equity as a result of the FOX IPO (in thousands):

	Trust Shares	NCI	Total
Effect of FOX IPO proceeds	$73,421	$36,125	$109,546
Effect of FOX IPO proceeds on NCI (1)	—	7,492	7,492
Effect of FOX IPO on majority trust shares (2)	1,989	(1,989)	—

			—
	$75,410	$41,628	$117,038

(1)	Represents the effect on noncontrolling shareholders resulting from the Company’s proceeds from the FOX IPO.
(2)	Represents the majority ownership effect on the Company resulting from the FOX IPO.

Profit Allocation Payment

As a result of the FOX IPO, the Company declared and paid approximately $16.0 million of profit allocation as a dividend to Holders in the fourth quarter of 2013. The $16.0 million is included in the cash flows from financing activities on the consolidated statement of cash flows.

Note D — Acquisition of Businesses

2012 Acquisition

Acquisition of Arnold Magnetics

On March 5, 2012, AMT Acquisition Corp. (“Arnold Acquisition”), a subsidiary of the Company, entered into a stock purchase agreement with Arnold Magnetic Technologies, LLC, and Arnold Magnetics pursuant to which Arnold Acquisition acquired all of the issued and outstanding equity of Arnold Magnetics.

Based in Rochester, NY with an operating history of more than 100 years, Arnold is a leading global manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including energy, medical, aerospace and defense, consumer electronics, general industrial and automotive. From its nine manufacturing facilities located in the United States, the United Kingdom, Switzerland and China, Arnold produces high performance permanent magnets, flexible magnets and precision foil products that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, Arnold has built a diverse and blue-chip customer base totaling more than 2,000 clients worldwide.

The Company made loans to and purchased a 96.6% controlling interest in Arnold on a primary and fully diluted basis. The purchase price, including proceeds from noncontrolling interests, was approximately $130.5 million (excluding acquisition-related costs). Acquisition related costs were approximately $4.8 million and were recorded to selling, general and administrative expense during the year ended December 31, 2012. The Company funded the acquisition through available cash on its balance sheet and a draw of $25 million on its Revolving Credit Facility. Arnold’s management and certain other investors invested in the transaction alongside the Company, collectively representing 3.4% initial noncontrolling interest on a primary and fully diluted basis. CGM acted as an advisor to the Company in the transaction and received fees and expense payments totaling approximately $1.2 million.

Joint Venture

Arnold Magnetics is a 50% partner in a China rare earth mine-to-magnet joint venture. Arnold Magnetics accounts for its activity in the joint venture utilizing the equity method of accounting. Gains and losses from the joint venture were not material for the years ended December 31, 2013 and 2012.

Other acquisitions

On October 31, 2013, the Company’s FOX subsidiary completed the acquisition of certain assets of its Germany based distributor and service center. The acquisition was accounted for as a business combination. The total consideration transferred for the acquisition was $2.5 million and consisted of cash paid at closing of $1.1 million and $1.2 million of cash to be paid in 2014. The total consideration was reduced by the effective settlement of trade receivables and payables in the amount of $0.2 million, resulting in a net purchase price of $2.3 million. In allocating the purchase consideration based on fair values, the Company recorded approximately $0.5 million of acquired intangible assets with a useful life of six years, $0.6 million to goodwill and $1.1 million to net assets assumed. The goodwill balance is deductible for tax purposes.

On May 23, 2012, the Company’s subsidiary, Advanced Circuits, completed the acquisition of Universal Circuits, Inc. a manufacturer of printed circuit boards, for approximately $2.3 million. The manufacturing facility is located in Maple Grove, Minnesota. This acquisition expands ACI’s capabilities and provides immediate access to manufacturing capabilities of more advanced higher tech PCBs.

Note E — Discontinued Operations

HALO sale

On May 1, 2012, the Company sold its majority owned subsidiary HALO, to Candlelight Investment Holdings, Inc., for a total enterprise value of $76.5 million. The transaction is subject to customary escrow requirements and adjustment for certain changes in the working capital of HALO. The HALO purchase agreement contains customary representations, warranties, covenants and indemnification provisions.

At the closing, the Company received approximately $66.0 million in cash in respect of its debt and equity interests in HALO and for the payment of accrued interest and fees after payments to non-controlling shareholders and payment of all transaction expenses. The Company also subsequently received approximately $0.8 million of proceeds that were held in escrow. In addition, the Company expects to receive a tax refund of approximately $1.0 million resulting from the tax benefit of the transaction expenses incurred in connection with the transaction. The net proceeds were used to repay outstanding debt under the Company’s Revolving Credit Facility. The Company recognized a loss of $0.5 million for the year ended December 31, 2012 as a result of the sale of HALO. The Company paid profit allocation of $0.2 million to Holders in the fourth quarter of 2012.

Summarized operating results for HALO for the period from January 1, 2012 through the date of disposition and the year ended December 31, 2011, were as follows (in thousands):

	For the period Jan. 1, 2012 through disposition	Year ended Dec. 31, 2011
Net sales	$51,253	$170,894

Operating income (loss)	(2,141)	9,034
Income (loss) from continuing operations before income taxes	(2,141)	9,091
Provision (benefit) for income taxes	(973)	2,264

Income (loss) from discontinued operations (1)	$(1,168)	$6,827

(1)	The results of for the periods from January 1, 2012 through disposition and the year ended December 31, 2011 exclude $0.7 million and $2.2 million of intercompany interest expense, respectively.

Staffmark Sale

On October 17, 2011, the Company sold its majority owned subsidiary, Staffmark, for a total enterprise value of $295 million. The Company’s share of the net proceeds, after accounting for the redemption of Staffmark’s noncontrolling holders and the payment of transaction expenses totaled approximately $229.7 million, of which $217.2 was received at closing and $12.5 million was held in escrow to be released at various times from 2012 through 2014. The profit allocation paid to Holders was $13.7 million and was paid in the first quarter of 2012. The Company recorded a gain on the sale of Staffmark of $88.6 million during the quarter ended December 31, 2011. The Company recorded additional gain on the sale of Staffmark during 2012 of $0.2 million.

Summarized operating results for Staffmark through the date of disposition were as follows (in thousands):

For the period January 1, 2011 through disposition
Net sales	$831,028

Operating income	4,503
Income from operations before income taxes	3,853
Provision (benefit) for income taxes	(6,341)

Income from discontinued operations (1)	$10,194

(1)	The results for the periods from January 1, 2011 through disposition exclude $3.0 million of intercompany interest expense.

Note F — Operating Segment Data

At December 31, 2013, the Company had eight reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products from which each segment derives its revenues is as follows:

•

CamelBak is a diversified hydration and personal protection platform, offering products for outdoor, recreation and military applications. CamelBak offers a broad range of recreational / military hydration packs, reusable water bottles, specialized military gloves and performance accessories. Through its global distribution network, CamelBak products are available in more than 65 countries worldwide. CamelBak is headquartered in Petaluma, California.

•

Ergobaby, headquartered in Los Angeles, California, is a premier designer, marketer and distributor of wearable baby carriers and related baby wearing products, as well as stroller travel systems and accessories. Ergobaby offers a broad range of wearable baby carriers, stroller travel systems and related products that are sold through more than 450 retailers and web shops in the United States and throughout the world. Ergobaby has two main product lines: baby carriers (baby carriers and accessories) and infant travel systems (strollers and accessories).

•

FOX is a designer, manufacturer and marketer of high-performance suspension products used primarily on mountain bikes, side-by-side vehicles, on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, or ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. FOX’s products offer innovative design, performance, durability and reliability that enhance ride dynamics by improving performance and control.

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

•

American Furniture is a low cost manufacturer of upholstered furniture sold to major and mid-sized retailers. American Furniture operates in the promotional-to-moderate priced upholstered segment of the furniture industry, which is characterized by affordable prices, fresh designs and fast delivery to the retailers. American Furniture was founded in 1998 and focuses on 3 product categories: (i) stationary, (ii) motion (reclining sofas/loveseats.) and (iii) recliners. AFM is headquartered in Ecru, Mississippi and its products are sold in the United States.

•

Arnold Magnetics is a leading global manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including energy, medical, aerospace and defense, consumer electronics, general industrial and automotive. Arnold Magnetics produces high performance permanent magnets (PMAG), flexible magnets (FlexMag) and precision foil products (Precision Thin Metals) that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, the company has built a diverse and blue-chip customer base totaling more than 2,000 clients worldwide. Arnold Magnetics is headquartered in Rochester, New York.

•

Tridien is a leading designer and manufacturer of powered and non-powered medical therapeutic support surfaces and patient positioning devices serving the acute care, long-term care and home health care markets. Tridien is headquartered in Coral Springs, Florida and its products are sold primarily in North America.

The tabular information that follows shows data for each of the operating segments reconciled to amounts reflected in the consolidated financial statements. The operations of each of the operating segments are included in consolidated operating results as of their date of acquisition. Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business. All our operating segments are deemed reporting units for purposes of annual or event-driven goodwill impairment testing, with the exception of Arnold Magnetics which has three reporting units (PMAG, FlexMag and Precision Thin Metals). Segment profit excludes certain charges from the acquisitions of the Company’s initial businesses not pushed down to the segments which are reflected in the Corporate and other line item. There were no significant inter-segment transactions.

A disaggregation of the Company’s consolidated revenue and other financial data for the years ended December 31, 2013, 2012 and 2011 is presented below (in thousands):

	Year ended December 31,
Net sales of operating segments	2013	2012	2011
CamelBak	$139,943	$157,633	$42,650
Ergobaby	67,340	64,032	44,327
FOX	272,746	235,869	197,740
Liberty	126,541	91,622	82,222
ACI	87,406	84,071	78,506
American Furniture	104,885	91,455	105,345
Arnold Magnetics	126,606	104,184	—
Tridien	60,072	55,855	55,854

Total	985,539	884,721	606,644
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—	—

Total consolidated revenues	$985,539	$884,721	$606,644

International Revenues

Revenues from geographic locations outside the United States were material for the following segments: CamelBak, Ergobaby, FOX and Arnold, in each of the periods presented. There were no significant inter-segment transactions.

	Year ended December 31,
International revenues	2013	2012	2011
CamelBak	$31,639	$30,095	$8,463
Ergobaby	40,322	37,576	28,196
FOX	176,633	151,586	131,975
Arnold Magnetics	61,406	45,850	—

	$310,000	$265,107	$168,634

	Year ended December 31,
Profit (loss) of operating segments (1)	2013	2012	2011
CamelBak (2)	$17,919	$25,501	$(6,801)
Ergobaby (3)	12,616	10,928	7,856
FOX	38,781	26,152	22,586
Liberty	12,458	5,985	4,336
ACI (4)	22,945	23,967	26,561
American Furniture (5)	175	(1,520)	(35,236)
Arnold Magnetics (6)	8,914	(518)	—
Tridien (7)	(10,227)	3,667	5,015

Total	103,581	94,162	24,317
Reconciliation of segment profit to consolidated income (loss) from continuing operations before income taxes:
Interest expense, net	(19,376)	(25,001)	(12,610)
Other income (expense), net	(77)	(183)	49
Corporate and other (8)	15,417	(42,156)	(37,698)

Total consolidated income (loss) from continuing operations before income taxes	$99,545	$26,822	$(25,942)

(1)	Segment profit (loss) represents operating income (loss).
(2)	The year ended December 31, 2011 results include $4.4 million of acquisition-related costs incurred in connection with the acquisition of CamelBak.
(3)	The year ended December 31, 2011 results include $0.3 million of acquisition-related costs incurred in connection with the acquisition of Ergobaby.
(4)	The year ended December 31, 2012 includes $0.4 million of acquisition-related costs incurred as a result of the acquisition of Universal Circuits.
(5)	Includes $26.6 million of goodwill, intangible assets and fixed asset impairment charges and a $1.1 million write down of assets held for sale during the year ended December 31, 2011. See Note G.

(6)	The year ended December 31, 2012 results include $4.8 million of acquisition-related costs incurred in connection with the acquisition of Arnold.
(7)	Includes $12.9 million of goodwill and intangible assets impairment charges during the year ended December 31, 2013. See Note G.
(8)	Primarily relates to supplemental put reversal as a result of termination of the MSA during 2013, fair value adjustments to the supplemental put liability during 2012 and 2011, and management fees expensed and payable to CGM.

Accounts receivable	Accounts Receivable December 31, 2013	Accounts Receivable December 31, 2012
CamelBak	$18,054	$23,665
Ergobaby	8,626	6,262
FOX	34,197	25,664
Liberty	13,029	11,914
ACI	5,542	6,045
American Furniture	11,502	8,840
Arnold Magnetics	16,922	15,850
Tridien	7,288	5,456

Total	115,160	103,696
Reconciliation of segment to consolidated totals:
Corporate and other	—	—

Total	115,160	103,696
Allowance for doubtful accounts	(3,424)	(3,049)

Total consolidated net accounts receivable	$111,736	$100,647

	Goodwill Dec. 31,	Goodwill Dec. 31,	Identifiable Assets Dec. 31,	Identifiable Assets Dec. 31,	Depreciation and Amortization Year ended December 31,
Goodwill and identifiable assets of operating segments	2013	2012	2013(1)	2012(1)	2013	2012	2011
CamelBak	$5,546	$5,546	$218,081	$231,102	$12,929	$12,973	$10,376
Ergobaby	41,664	41,664	65,838	70,002	3,686	4,215	2,553
FOX	31,924	31,372	93,700	86,188	7,759	7,204	6,598
Liberty	32,684	32,684	49,247	38,265	6,173	7,023	6,485
ACI	57,615	57,615	22,044	28,044	4,930	4,865	4,556
American Furniture	—	—	32,851	23,827	184	139	2,931
Arnold Magnetics (2)	51,767	51,767	87,921	90,877	8,135	9,373	—
Tridien (3)	16,762	19,555	15,324	18,934	2,178	2,330	2,376

Total	237,962	240,203	585,006	587,239	45,974	48,122	35,875
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	101,560	9,788	253	228	224
Amortization of debt issuance costs and original issue discount					3,366	4,169	2,201
Goodwill carried at Corporate level (4)	8,649	17,324	—	—

Total	$246,611	$257,527	$686,566	$597,027	$49,593	$52,519	$38,300

(1)	Does not include accounts receivable balances per schedule above.
(2)	Arnold Magnetics has three reporting units PMAG, FlexMag and Precision Thin Metals with goodwill balances of $40.4 million, $4.8 million and $6.5 million, respectively.
(3)	Tridien goodwill and identifiable assets reflect impairment incurred during 2013 (see Note G).
(4)	Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the segments. This amount is allocated back to the respective segments for purposes of goodwill impairment testing. During 2013 the Tridien goodwill previously carried at Corporate was pushed down to Tridien.

Note G — Goodwill and Other Intangible Assets

Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Indefinite lived intangible assets, representing trademarks and trade names, are not amortized unless their useful life is determined to be finite. Long-lived intangible assets are subject to amortization using the straight-line method. Goodwill and indefinite lived intangible assets are tested for impairment annually as of March 31st of each year and more often if a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value. Each of the Company’s businesses represents a reporting unit except Arnold, which is comprised of three reporting units.

2013 annual impairment test

The Company completed its analysis of the 2013 annual goodwill impairment testing in accordance with guidelines issued by the FASB as of March 31, 2013. Each of the Company’s reporting units (“RU”) is subject to impairment review at March 31, 2013, which represents the annual date for impairment testing, with the exception of American Furniture. The entire balance of American Furniture’s goodwill was impaired in 2010 and 2011.

At March 31, 2013, the Company elected to use the qualitative assessment alternative to test goodwill for impairment for each of the reporting units that maintain a goodwill carrying value with the exception of Arnold which required further quantitative testing (step 1), in that the Company could not conclude that the fair value of the Arnold RU exceeded the carrying value based on qualitative factors alone. As of March 31st, the Company had concluded that the estimated fair value of each of the RU subject to the qualitative assessment exceeded its carrying value. In addition, based on the step 1 quantitative impairment analysis of the 3 RU’s at Arnold, the Company has concluded that the fair value for each of Arnold’s three RU exceeded its carrying amount.

As prescribed by accounting guidelines, factors to consider when making the qualitative assessment prior to performing Step 1 of the goodwill impairment test are as follows:

•

Macroeconomic conditions such as deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets;

•

Industry and market considerations such as deterioration in the environment in which an entity operates, an increased competitive environment, a decline (both absolute and relative to its peers) in market-dependent multiples or metrics, a change in the market for an entity’s products or services, or a regulatory or political development;

•	Cost factor, such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows;

•	Overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with relevant prior periods;

•	Other relevant entity-specific events such as litigation, contemplation of bankruptcy, or changes in management, key personnel, strategy, or customers;

•

Events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing of all or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit, or a recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit; and

•	Sustained decrease (both absolute and relative to its peers) in share price, if applicable.

In addition to considering the above factors the Company performed the following procedures as of March 31, 2013 for each of the reporting units:

•	Compared and assessed trailing twelve month (“TTM”) net sales as of March 31, 2013 to TTM net sales as of March 31, 2012:

•	Compared and assessed TTM operating income as of March 31, 2013 to TTM operating income as of March 31, 2012;

•	Compared and assessed TTM Adjusted earnings before interest, taxes, depreciation and amortization (‘Adjusted EBITDA’) as of March 31, 2013 to TTM Adjusted EBITDA as of March 31, 2012;

•	Compared and assessed Adjusted EBITDA for the year-ended December 31, 2012 to budget;

•	Compared and assessed Adjusted EBITDA for the three-months ended March 31, 2013 to budget;

•

Compared the fair value of each of the reporting units to its carrying amount using the same metrics as those used in determining the value of the supplemental put as of March 31, 2013 and concluded that in each case the fair value of the reporting unit was in excess of its carrying amount; and

•

Performed market capitalization reconciliation for the Company and determined that the public market capitalization was significantly in excess of the fair value of the Company’s consolidated equity (as derived from the quarterly supplemental put analysis as of March 31, 2013).

Based on the qualitative assessment as outlined, the Company believed that it was more likely than not that the fair value of each of our reporting units was not less than its carrying amount at March 31, 2013.

2013 interim goodwill impairment testing

During the second quarter of 2013, one of Tridien’s largest customers lost a large contract program that was being serviced substantially with Tridien product. The expected lost sales and net income were significant enough to trigger an interim goodwill impairment analysis. The result of the interim goodwill impairment analysis indicated that the fair value of goodwill exceeded the carrying value of goodwill ($28.2 million) by approximately 6%. The weighted average cost of capital used in the anlaysis was 14.5%. A 1% increase in the weighted average cost of capital would have required the Company to impair Tridien’s goodwill balance at June 30, 2013.

During the fourth quarter of 2013, further revenue decreases led the Company to lower its forecasted revenue growth at Tridien to reflect expected deterioration of future growth rates based on current operating results and future negative trends at the Tridien RU. Revenue growth rates have a significant impact on the discounted cash flow models for the RU and as a result, the change in the forecast triggered an interim goodwill impairment analysis. The result of the interim impairment analysis (step 1) indicated that goodwill was impaired. Further testing (step 2) resulted in the following: (i) goodwill was written down $11.5 million to a balance of $16.8 million; (ii) trade names were written down $0.4 million to a balance of $0.2 million and; (iii) technology assets were written down $0.1 million to a balance of $0.8 million. These charges were recorded as impairment expense in the accompanying consolidated statement of operations.

2013 indefinite-lived asset impairment testing

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

As discussed above, during the fourth quarter of 2013, the Company lowered its forecasted revenue growth at Tridien to reflect expected deterioration of future growth rates based on current operating results and future negative trends at the Tridien RU. The resulting impairment test resulted in an additional impairment of trade name intangible of $0.4 million. See above for results of the testing.

2012 annual goodwill impairment testing

The Company conducted its annual goodwill impairment testing in accordance with guidelines issued by the FASB as of March 31, 2012. At each of the reporting units tested, the units’ implied fair value of goodwill exceeded its carrying value.

2012 indefinite-lived asset impairment testing

The Company completed its 2012 annual impairment testing on indefinite lived intangible assets as of March 31, 2012 and the results of the testing did not require impairment.

2011 annual impairment test

The Company conducted its annual goodwill impairment testing in accordance with guidelines issued by the FASB as of March 31, 2011. At each of the reporting units tested, the units’ implied fair value of goodwill exceeded its carrying value with the exception of American Furniture. The carrying amount of American Furniture’s goodwill exceeded its implied fair value due to the significant decrease in revenue and operating profit at American Furniture resulting from the negative impact on the promotional furniture market due to the significant decline in the U.S. housing market, high unemployment rates and aggressive pricing engaged by its competitors. As a result of the carrying amount of goodwill exceeding its implied fair value, the Company recorded a $5.9 million impairment charge for the year ended December 31, 2011 which represented the remaining balance of goodwill on American Furniture’s balance sheet. This charge was recorded in Impairment expense on the consolidated statement of operations.

Further, the Company tests other indefinite-lived intangible assets (trade names) at its reporting units. In each case the Company determined that the fair value exceeded the carrying value with the exception of American Furniture. The results of this analysis indicated that the carrying value of American Furniture’s trade name exceeded its fair value by approximately $1.8 million. The fair value of the American Furniture trade name was determined by applying the relief from royalty technique to forecasted revenues at the American Furniture reporting unit. This charge of $1.8 million was recorded in Impairment expense on the consolidated statement of operations.

2011 long-lived asset impairment

Long-lived intangible assets and fixed assets subject to amortization and depreciation, including customer relationships, non-compete agreements, technology and fixed assets are amortized or depreciated using the straight-line method over the estimated useful lives of the assets, which the Company determines based on the consideration of several factors including the period of time the asset is expected to remain in service. The Company evaluates long-lived assets for potential impairment whenever events occur or circumstances indicate that the carrying amount of the assets may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount of a long-lived asset is not recoverable and is greater than its fair value, the asset is impaired and must be written down to its fair value. Accordingly, the Company recorded an impairment charge related to AFM of $19.4 million as of December 31, 2011, which eliminated 100% of the book value of its customer lists and wrote down property, plant and equipment to $0.5 million.

In connection with this interim impairment analysis, the results indicated that the carrying value of American Furniture’s trade name exceeded its fair value by approximately $0.7 million. The fair value of the American Furniture trade name was determined by applying the relief from royalty technique to forecasted revenues at the American Furniture reporting unit. This charge of $0.7 million during the year ended December 31, 2011 was recorded in Impairment expense in the consolidated statement of operations.

A reconciliation of the change in the carrying value of goodwill for the periods ended December 31, 2013 and 2012 are as follows (in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012
Beginning balance:
Goodwill	$298,962	$247,002
Accumulated impairment losses	(41,435)	(41,435)

	257,527	205,567
Impairment losses	(11,468)	—
Acquisition of businesses (1)	552	51,441
Adjustment to purchase accounting	—	519

Total adjustments	(10,916)	51,960

Ending balance:
Goodwill	299,514	298,962
Accumulated impairment losses	(52,903)	(41,435)

	$246,611	$257,527

(1)	Relates to the add-on acquisition by FOX in the fourth quarter of 2013. Refer to Note D.

Approximately $63.6 million of goodwill is deductible for income tax purposes at December 31, 2013.

Other intangible assets subject to amortization are comprised of the following (in thousands):

	December 31, 2013	December 31, 2012	Weighted Average Useful Lives
Customer relationships	$192,387	$191,878	12
Technology and patents	89,443	89,541	8
Trade names, subject to amortization	7,595	7,595	10
Licensing and non-compete agreements	7,736	7,736	4
Distributor relations and other	606	606	5

	297,767	297,356
Accumulated amortization:
Customer relationships	(64,752)	(48,316)
Technology and patents	(44,703)	(33,808)
Trade names, subject to amortization	(1,895)	(977)
Licensing and non-compete agreements	(6,798)	(5,503)
Distributor relations and other	(606)	(516)

Total accumulated amortization	(118,754)	(89,120)
Trade names, not subject to amortization	131,346	132,430

Total intangibles, net	$310,359	$340,666

Estimated charges to amortization expense of intangible assets over the next five years, is as follows, (in thousands):

2014	$28,317
2015	24,691
2016	17,282
2017	14,285
2018	13,364

$97,939

The Company’s amortization expense of intangible assets for the years ended December 31, 2013, 2012 and 2011 totaled $29.6 million, $30.3 million and $22.1 million, respectively.

Note H — Fair Value Measurement

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2013 and 2012 (in thousands):

	Fair Value Measurements at December 31, 2013
Recurring	Carrying Value	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$—	$—	$—	$—
Liabilities:
Call option of noncontrolling shareholder (1)	25	—	—	25
Put option of noncontrolling shareholders (2)	50	—	—	50
Interest rate swap	4,126	—	4,126	—

	Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$—	$—	$—	$—
Liabilities:
Supplemental put obligation	$51,598	$—	$—	$51,598
Call option of noncontrolling shareholder	25	—	—	25
Put option of noncontrolling shareholders	50	—	—	50
Interest rate swap	3,997	—	3,997	—

(1)	Represents a noncontrolling shareholder’s call option to purchase additional common stock in Tridien.
(2)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition.

A reconciliation of the change in the carrying value of the Company’s level 3 supplemental put liability for the year ended December 31, 2013 and 2012 is as follows (in thousands):

	2013	2012
Balance at January 1	$51,598	$49,489
Payment of supplemental put liability	(5,603)	(13,886)
Supplemental put expense	15,308	15,995
Supplemental put termination	(61,303)	—

Balance at December 31	$—	$51,598

Valuation Techniques

Supplemental put:

As a result of the termination of the Supplemental Put Agreement on July 1, 2013, the Company has derecognized the supplemental put liability associated with the Manager’s put right. Refer to Note B for discussion regarding the termination of the Supplemental Put Agreement. The fair value of the supplemental put was previously determined using a model that multiplied the TTM EBITDA for each segment by an estimated enterprise value earnings multiple to determine an estimated selling price of that segment. The Company then deducted estimated selling and disposal costs in arriving at a net estimated selling price that was then input into an iterative supplemental put calculation which took into account, among other things, contractually defined cumulative contribution-based profit in order to arrive at the estimated profit allocation accrual required, reflected on the balance sheet as the supplemental put liability.

The change in the supplemental put liability during the year ended December 31, 2013 was primarily due to the termination of the Supplemental Put Agreement on July 1, 2013. In addition, during 2013, the Company paid $5.6 million of the supplemental put liability to Holders related to the contribution-based profit allocation for the fifth anniversary of the acquisition of FOX.

The change in the supplemental put liability during the year ended December 31, 2012, was primarily related to a payment of approximately $13.7 million to CGM due to the profit allocation payment to Holders related to the sale of Staffmark offset by an increase in the estimated fair value of the FOX operating segment.

Options of noncontrolling shareholders:

The call option of the noncontrolling shareholder was determined based on inputs that were not readily available in public markets or able to be derived from information available in publicly quoted markets. As such, the Company categorized the call option of the noncontrolling shareholder as Level 3. The primary inputs associated with this valuation utilizing a Black-Scholes model are volatility of 30%, an estimated term of 5 years and a discount rate of 45%. An increase or decrease in these primary inputs would not have a material impact on the determination of the fair value of this call option.

The put options of noncontrolling shareholders were determined based on inputs that were not readily available in public markets or able to be derived from information available in publicly quoted markets. As such, the Company categorized the put options of the noncontrolling shareholders as Level 3. The primary inputs associated with this valuation utilizing a Black-Scholes model are volatility of 44%, an estimated term of 5 years and the underlying price equal to the exercise price at the time of issuance. An increase or decrease in these primary inputs would not have a material impact on the determination of the fair value of these put options.

Interest rate swap—liability:

The Company’s derivative instrument at December 31, 2013 consisted of an OTC interest rate swap contract which is not traded on a public exchange. The fair value of the Company’s interest rate swap contract was determined based on inputs that were readily available in public markets or could be derived from information available in publicly quoted markets. As such, the Company categorized the swap as Level 2. The increase in the interest rate swap liability of $0.1 million during the year ended December 31, 2013 was expensed to interest expense on the consolidated statement of operations. Refer to Note J.

The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2013 (in thousands). Refer to Note G – Goodwill and Intangibles, for a description of the valuation techniques used to determine fair value of the assets measured on a non-recurring basis in the table below. There were no assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2012.

					Expense
	Fair Value Measurements at Dec. 31, 2013				Year ended
	Carrying				December 31,
Non-recurring	Value	Level 1	Level 2	Level 3	2013	2012
Assets:
Trade name (1)	$205	$—	$—	$205	$1,350	$—
Technology (1)	800	—	—	800	100	—
Goodwill (1)	16,760	—	—	16,760	$11,468	$—

(1)

Represents the fair value of the respective assets at the Tridien business segment subsequent to the goodwill impairment, indefinite-lived and long-lived asset impairment charges recognized during the year ended December 31, 2013. See Note G for further discussion regarding impairments and valuation techniques applied.

Note I – Debt

On October 27, 2011, the Company obtained a $515 million credit facility, with an optional $135 million increase, from a group of lenders (the “Credit Facility”) led by TD Securities. This Credit Facility replaced a prior credit facility. The Credit Facility provides for (i) a revolving line of credit of $290 million (the “Revolving Credit Facility”), and (ii) a $225 million term loan (the “Term Loan Facility”). The Term Loan Facility was issued at an original issuance discount of 96%. The Credit Agreement is secured by a first priority lien on all the assets of the Company (with the exception of FOX – see

“FOX Credit Facility” below), including, but not limited to, the capital stock of the businesses, loan receivables from the Company’s businesses, cash and other assets. The Revolving Credit Facility also requires that the loan agreements between the Company and its businesses be secured by a first priority lien on the assets of the businesses subject to the letters of credit issued by third party lenders on behalf of such businesses.

On April 2, 2012, the Company exercised its option for an incremental term loan in the amount of $30 million. The incremental term loan was issued at 99% of par value and increased the term loans outstanding under the Credit Facility from approximately $224.4 million to approximately $254.4 million. The quarterly amortization payments increased to approximately $0.64 million as a result of this incremental term loan. In addition, the Company amended its Credit Facility to reduce the margin on its LIBOR Loans from 6.00% to 5.00% and on its Base Rate Loans from 5.00% to 4.00% and reduce the LIBOR floor from 1.50% to 1.25%. All other terms of the Credit Facility remained unchanged. The Company paid an amendment fee in connection with this amendment of approximately $2.2 million, and incurred additional fees and expenses of approximately $0.6 million in the aggregate. Net proceeds from this incremental term loan were used to reduce the Revolving Credit Facility.

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

Revolving Credit Facility

Advances under the Revolving Credit Facility can be either base rate loans or LIBOR loans. Base rate revolving loans bear interest at a fluctuating rate per annum equal to the greatest of (i) the prime rate of interest, (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period and (iii) the sum of the applicable LIBOR rate plus 1.00%, plus a margin ranging from 1.50% to 2.50% based upon the Total Debt to EBITDA Ratio. LIBOR loans bear interest at a fluctuating rate per annum equal to LIBOR, for the relevant period plus a margin ranging from 2.50% to 3.50% based on the Total Debt to EBITDA Ratio. The Revolving Credit Facility will become due in April 2017. The Credit Facility permits the Company to increase the Revolving Credit Facility commitment and/or obtain additional term loans in an aggregate amount of up to $75 million. The borrowing availability under the Revolving Credit Facility at December 31, 2013 was approximately $318.4 million.

Term Loan Facility

The Term Loan Facility bears interest at a combination of a variable LIBOR rate for the relevant period plus 4.00% for the portion of the Term Loan Facility comprised of LIBOR loans and a fluctuating rate per annum equal to the greatest of (i) the prime rate of interest, (ii) the sum of the Federal Funds Rate plus 0.5% for the relevant period, (iii) the sum of the applicable LIBOR rate plus 4.00% or (iv) 2.50%, plus a margin of 4.00% for the portion of the Term Loan Facility comprised of base rate loans. The LIBOR rate for term loans is subject to a minimum rate of 1.0%. The Term Loan Facility requires quarterly payments of approximately $0.71 million that commenced March 31, 2012 with a final payment of all remaining principal and interest due in October 2017.

Use of Proceeds

The proceeds of the Term Loan Facility and advances under the Revolving Credit Facility were, and will be used, as applicable, (i) to refinance existing indebtedness of the Company, (ii) to pay fees and expenses, (iii) to fund acquisitions of additional businesses, (iv) to fund permitted distributions, (v) to fund loans by the Company to its subsidiaries and (vi) for other general corporate purposes of the Company.

Other

The Company pays (i) commitment fees equal 0.75 annum of the unused portion of the Revolving Credit Facility, (ii) quarterly letter of credit fees, (iii) letter of credit fronting fees of up to 0.25% per annum and (iv) administrative and agency fees. In addition, the Company paid approximately $6.6 million for administrative and closing fees during the year ended December 31, 2011. The Company recorded commitment fees related to this facility of $2.3 million and $2.7 million during 2013 and 2012, respectively, to interest expense.

Covenants

The Company is subject to certain customary affirmative and restrictive covenants arising under the Credit Facility. In addition, the Company is required to maintain certain financial ratios under the Revolving Credit Facility. The following table reflects required and actual financial ratios as of December 31, 2013 included as part of the affirmative covenants in the Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	2.70:1.0
Total Debt to EBITDA Ratio	less than or equal to 3.5:1.0	1.62:1.0

A breach of any of these covenants will be an event of default under the Credit Facility. Upon the occurrence of an event of default under the Credit Facility, the Revolving Credit Facility may be terminated, the Term Loan Facility and all outstanding loans and other obligations under the Credit Facility may become immediately due and payable and any letters of credit then outstanding may be required to be cash collateralized, and the Agent and the Lenders may exercise any rights or remedies available to them under the Credit Facility. Any such event would materially impair the Company’s ability to conduct its business. As of December 31, 2013, the Company was in compliance with all covenants as defined in the Credit Agreement.

Letters of credit

The Credit Facility allows for letters of credit in an aggregate face amount of up to $100.0 million. Letters of credit outstanding at December 31, 2013 totaled approximately $1.6 million and at December 31, 2012 totaled approximately $1.8 million. Letter of credit fees recorded to interest expense was $0.1 million in each of the years ended December 31, 2013, 2012 and 2011.

Interest hedge

The Credit Facility requires the Company to hedge the interest on 50% of outstanding debt under the Term Loan Facility. The Company has a swap contract outstanding that hedges $200 million of outstanding debt through 2016. Refer to Note J for further information on the interest rate derivatives entered into as part of the Term Loan Facility.

FOX Credit Facility

On August 7, 2013, FOX entered into a $60 million revolving credit facility with SunTrust Bank and other lenders (the “FOX Credit Facility”). The FOX Credit Facility expires on August 7, 2018 and provides a revolving loan facility of $60 million which includes up to $10 million in letters of credit and up to $5 million in swingline loans. The facility is secured by substantially all of FOX’s tangible and intangible personal property. Advances under the FOX Credit Facility bear interest at either the LIBOR or the Prime Rate, plus an applicable margin ranging from 0.50% to 1.50% based upon the Consolidated Net Leverage Ratio. At December 31, 2013, the interest rate on outstanding amounts under the facility was 1.92%. In addition to interest on amounts borrowed under the FOX Credit Facility, FOX will pay a quarterly commitment fee on the unused portion of the commitment as defined in the FOX Credit Facility, which can range from 0.20% to 0.30% based on its Consolidated Net Leverage Ratio. FOX paid approximately $0.8 million in fees upon entering into the FOX Credit Facility and recorded this amount as deferred debt issuance costs in the accompanying consolidated balance sheet. This amount will be amortized over the term of the facility.

FOX drew $28.5 million upon closing and used $21.6 million of those proceeds to repay the remaining outstanding amount of their related party facility with the Company. The remainder of the proceeds was used to pay expenses related to the FOX IPO and for working capital requirements. At December 31, 2013, $8.0 million was outstanding under the FOX Credit Facility.

FOX is subject to certain customary affirmative and restrictive covenants arising under the FOX Credit Facility. In addition, FOX is required to maintain certain financial covenants, including a Leverage Ratio and a Fixed Charge Ratio. FOX was in compliance with applicable covenants as of December 31, 2013.

The following table provides the Company’s debt holdings at December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013	December 31, 2012
Revolving Credit Facility	$—	$24,000
FOX Credit Facility	8,000	—
Term Loan Facility	279,750	252,525
Original issue discount (1)	(4,511)	(6,967)

Total debt	$283,239	$269,558

Less: Current portion, term loan facilities	(2,850)	(2,550)

Long term debt	$280,389	$267,008

(1)	The Company recorded $9.0 million in original issue discount upon issuance of the Term Loan Facility in October of 2011. This discount is being amortized over the life of the Term Loan Facility.

Annual maturities of the Term Loan Facility, Revolving Credit Facility and FOX Credit Facility are as follows (in thousands):

2014	$2,850
2015	$2,850
2016	$2,850
2017	$279,200

$287,750

The following details the components of interest expense in each of the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years ended December 31,
	2013	2012	2011
Interest on credit facilities	$15,625	$17,643	$7,509
Unused fee on Revolving Credit Facility	2,349	2,666	2,706
Amortization of original issue discount	1,243	2,312	250
Realized losses on interest rate hedges	—	166	143
Unrealized losses on interest rate derivatives	130	2,175	1,933
Letter of credit fees	53	63	60
Other	15	30	42

Interest expense	$19,415	$25,055	$12,643

Average daily balance of debt outstanding	$294,056	$271,776	$151,781

Effective interest rate	6.6%	9.2%	8.3%

Note J — Derivative Instruments and Hedging Activities

On January 22, 2008, the Company entered into a three-year interest rate swap agreement with a bank, fixing the rate of its Term Loan Facility borrowings in its prior credit agreement at 7.35%. The Company’s objective for entering into the interest rate swap was to manage the interest rate exposure on a portion of its Term Loan Facility in its prior credit agreement by fixing its interest rate at 7.35% and avoiding the potential variability of interest rate fluctuations. The interest rate swap was designated as a cash flow hedge and expired in January 2011.

The Credit Facility requires the Company to hedge the interest on 50% of its outstanding debt under the Term Loan Facility. The Company purchased the following derivative on October 31, 2011:

•

A three-year interest rate swap (“Swap”) with a notional amount of $200 million effective January 1, 2014 through December 31, 2016. The agreement requires the Company to pay interest on the notional amount at the rate of 2.49% in exchange for the three-month LIBOR rate, with a floor of 1.5%. At December 31, 2013 and 2012, this Swap had a fair value loss of $4.1 million and $4.0 million, respectively, and is reflected in other current and other non-current liabilities with its mark-to-market value reflected as a component of interest expense.

The Company did not elect hedge accounting for the above derivative transaction associated with the Credit Facility and changes in fair value are included in interest expense on the consolidated statement of operations.

Note K — Income Taxes

Compass Diversified Holdings and Compass Group Diversified Holdings LLC are classified as partnerships for U.S. Federal income tax purposes and are not subject to income taxes. Each of the Company’s majority owned subsidiaries are subject to Federal and state income taxes.

Components of the Company’s income tax provision (benefit) are as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Current taxes
Federal	$19,209	$18,306	$14,083
State	4,791	3,926	3,156
Foreign	1,986	1,054	36

Total current taxes	25,986	23,286	17,275

Deferred taxes:
Federal	(3,834)	(1,767)	(8,556)
State	(536)	107	(1,860)
Foreign	(887)	(557)	—

Total deferred taxes	(5,257)	(2,217)	(10,416)

Total tax provision	$20,729	$21,069	$6,859

The tax effects of temporary differences that have resulted in the creation of deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Tax credits	$171	$270
Accounts receivable and allowances	986	757
Net operating loss carryforwards	10,854	10,304
Accrued expenses	8,026	7,790
Other	9,514	5,983

Total deferred tax assets	$29,551	$25,104
Valuation allowance (1)	(12,028)	(8,912)

Net deferred tax assets	17,523	16,192

Deferred tax liabilities:
Intangible assets	$(46,314)	$(49,791)
Property and equipment	(12,932)	(13,362)
Prepaid and other expenses	(778)	(829)

Total deferred tax liabilities	$(60,024)	$(63,982)

Total net deferred tax liability	$(42,501)	$(47,790)

(1)	Primarily relates to the AFM and Tridien operating segments.

For the years ending December 31, 2013 and 2012, the Company recognized approximately $60.0 million and $64.0 million, respectively in deferred tax liabilities. A significant portion of the balance in deferred tax liabilities reflects temporary differences in the basis of property and equipment and intangible assets related to the Company’s purchase accounting adjustments in connection with the acquisition of certain of its businesses. For financial accounting purposes the Company has recognized a significant increase in the fair values of the intangible assets and property and equipment in certain of the businesses it acquired. For income tax purposes the existing, pre-acquisition tax basis of the intangible assets and property and equipment is utilized. In order to reflect the increase in the financial accounting basis over the existing tax basis, a deferred tax liability was recorded. This liability will decrease in future periods as these temporary differences reverse but may be replaced by deferred tax liabilities generated as a result of future acquisitions.

A valuation allowance relating to the realization of foreign tax credits and net operating losses of $12.0 million was provided at December 31, 2013 and $8.9 million was provided at December 31, 2012. A valuation allowance is provided whenever it is more likely than not that some or all of deferred assets recorded may not be realized.

The reconciliation between the Federal Statutory Rate and the effective income tax rate for 2013, 2012 and 2011 are as follows:

	Year ended December 31,
	2013	2012	2011
United States Federal Statutory Rate	35.0%	35.0%	(35.0%)
Foreign and State income taxes (net of Federal benefits)	1.9	11.7	3.5
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	1.5	10.2	14.8
Effect of supplemental put expense (reversal)	(16.2)	20.9	15.9
Impact of subsidiary employee stock options	0.4	(1.8)	1.7
Domestic production activities deduction	(1.8)	(4.1)	(5.3)
Non-deductible acquisition costs	—	3.0	—
Impairment expense	—	—	8.0
Non-recognition of NOL carryforwards at subsidiaries	3.1	4.8	24.2
Other	(3.1)	(1.1)	(1.4)

Effective income tax rate	20.8%	78.6%	26.4%

(1)	The effective income tax rate for 2013, 2012 and 2011 includes losses at the Company’s parent which is taxed as a partnership.

A reconciliation of the amount of unrecognized tax benefits for 2013, 2012 and 2011 are as follows (in thousands):

Balance at January 1, 2011	$6,009
Additions for current years’ tax positions	1,831
Additions for prior years’ tax positions	28
Reductions for prior years’ tax positions	(416)
Reductions for settlements	(483)
Reductions for expiration of statute of limitations	(284)

Balance at December 31, 2011	$6,685
Additions for current years’ tax positions	1,803
Additions for prior years’ tax positions	158
Reductions for prior years’ tax positions	(29)
Reductions for settlements	—
Reductions for expiration of statute of limitations	(835)

Balance at December 31, 2012	$7,782
Additions for current years’ tax positions	2,003
Additions for prior years’ tax positions	50
Reductions for prior years’ tax positions	(2)
Reductions for settlements	—
Reductions for expiration of statute of limitations	(1,725)

Balance at December 31, 2013	$8,108

Included in the unrecognized tax benefits at December 31, 2013 and 2012 is $7.9 million and $7.6 million, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate. The Company accrues interest and penalties related to uncertain tax positions and at December 31, 2013 and 2012, there is $0.2 million and $0.3 million accrued, respectively. Such amounts are included in the Provision (benefit) for income taxes in the accompanying consolidated statements of operations. The Company had an indemnification arrangement that offset $0.1 million and $0.5 million of the unrecognized tax benefits at December 31, 2013 and December 31, 2012, respectively. The change in the unrecognized tax benefits during 2013 and 2012 is primarily due to the uncertainty of the deductibility of amortization and depreciation established as part of initial purchase price allocations in 2008. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, we do not expect the change to have a significant impact on the consolidated results of operations or financial position.

Each of the Company’s businesses file U.S. Federal, state and foreign income tax returns in multiple jurisdictions with varying statutes of limitations. The 2009 through 2013 tax years generally remain subject to examinations by the taxing authorities.

Note L — Noncontrolling interest

Noncontrolling interest represents the portion of a majority-owned subsidiary’s net income and equity that is owned by noncontrolling shareholders.

The following tables reflect the Company’s percentage ownership of its businesses, as of December 31, 2013, 2012 and 2011 and related noncontrolling interest balances as of December 31, 2013 and 2012:

	% Ownership (1) December 31, 2013		% Ownership (1) December 31, 2012		% Ownership (1) December 31, 2011
	Primary	Fully Diluted	Primary	Fully Diluted	Primary	Fully Diluted
CamelBak	89.9	79.7	89.9	79.7	89.9	76.7
Ergobaby	81.0	75.0	81.1	77.1	81.1	74.6
FOX (refer to Note C)	53.9	49.8	75.8	70.6	78.0	67.9
Liberty	96.2	84.8	96.2	86.7	96.2	87.6
ACI	69.4	69.4	69.4	69.4	69.6	69.4
American Furniture	99.9	99.9	99.9	99.9	99.9	99.9
Arnold Magnetics	96.7	87.2	96.7	87.6	n/a	n/a
Tridien	81.3	66.5	81.3	67.4	73.9	60.0

(1)	The principal difference between primary and fully diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective business.

	Noncontrolling Interest Balances
	December 31,	December 31,
(in thousands)	2013	2012
CamelBak	$13,519	$12,173
Ergobaby	12,571	11,195
FOX	64,949	12,530
Liberty	2,339	1,752
ACI	(2,529)	(5,359)
American Furniture	260	260
Arnold Magnetics	1,808	1,610
Tridien	2,533	7,323
Allocation Interests	100	100

	$95,550	$41,584

Purchase of Noncontrolling Interest

FOX

As discussed in Note P, on June 18, 2012, the Company recapitalized FOX. As a result of this recapitalization, the Company’s ownership was 75.8% on a primary basis and 70.6% on a fully diluted basis as of December 31, 2012.

Tridien

On August 28, 2012, the Company purchased shares of stock of Tridien from a group of Tridien’s noncontrolling shareholders for an aggregate purchase price of approximately $1.9 million. As a result of this transaction the Company’s ownership interest in Tridien was 81.3% on a primary basis and 67.4% on a fully diluted basis as of December 31, 2012.

Each purchase of noncontrolling interest during the years ended December 31, 2012 and 2011 was at fair market value and resulted in no change in control of the applicable subsidiary. The carrying amount of noncontrolling interest was adjusted to reflect the change in NCI ownership percentage. The purchase of noncontrolling interest is reflected as an investing activity in the consolidated statements of cash flows. The following summarizes each purchase of noncontrolling interest by the Company during the years ended December 31, 2013, 2012 and 2011:

December 31, 2013

There were no purchases of noncontrolling interest during the year ended December 31, 2013.

December 31, 2012

(in thousands, except shares)	Shares of subsidiary	Amount Paid
FOX
(1)	8,149	$2,266
(2)	33,142	10,969
(3)	1,007	295

		$13,530

Tridien
(4)	40,060	$1,893

		$15,423

(1)	Reflects individual stock purchases from current management and the former CEO of FOX.
(2)	Reflects purchases of common stock from management in connection with the recapitalization of FOX in connection with the recapitalization in June 2012 (See Note P).
(3)	Reflects individual stock purchases from current management and the former CEO of FOX.
(4)	Reflects individual stock purchases from Tridien noncontrolling shareholders in August 2012 (see Note P).

December 31, 2011

(in thousands, except shares)	Shares of subsidiary	Amount Paid
FOX
(5)	14,500	$4,032

(5)	Reflects individual stock purchases from current management and the former CEO of FOX.

Note M — Stockholder’s Equity

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

CamelBak acquisition issuance

On August 23, 2011, in connection with funding of the acquisition of CamelBak, the Company sold 1,575,000 of its common shares in a private placement to CGI Maygar Holdings LLC (“CMH”), the Company’s largest shareholder at the closing price of $12.50 per share. Refer to Note P – Related Parties.

Distributions

During the year ended December 31, 2012, the Company paid the following distributions:

•	On January 30, 2012, the Company paid a distribution of $0.36 per share to holders of record as of January 23, 2012. This distribution was declared on January 5, 2012.

•	On April 30, 2012, the Company paid a distribution of $0.36 per share to holders of record as of April 24, 2012. This distribution was declared on April 10, 2012.

•	On July 31, 2012, the Company paid a distribution of $0.36 per share to holders of record as of July 24, 2012. This distribution was declared on July 10, 2012.

•	On October 31, 2012, the Company paid a distribution of $0.36 per share to holders of record as of October 24, 2012. This distribution was declared on October 9, 2012.

During the year ended December 31, 2013, the Company paid the following distributions:

•	On January 31, 2013, the Company paid a distribution of $0.36 per share to holders of record as of January 25, 2013. This distribution was declared on January 10, 2013.

•	On April 30, 2013, the Company paid a distribution of $0.36 per share to holders of record as of April 23, 2013. This distribution was declared on April 9, 2013.

•	On July 30, 2013, the Company paid a distribution of $0.36 per share to holders of record as of July 23, 2013. This distribution was declared on July 10, 2013.

•	On October 30, 2013, the Company paid a distribution of $0.36 per share to holders of record as of October 23, 2013. This distribution was declared on October 10, 2013.

On January 30, 2014, the Company paid a distribution of $0.36 per share to holders of record as of January 23, 2014. This distribution was declared on January 9, 2014.

Note N — Commitments and Contingencies

Leases

The Company and its subsidiaries lease office and manufacturing facilities, computer equipment and software under various operating arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property.

The future minimum rental commitments at December 31, 2013 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

2014	$13,037
2015	12,147
2016	10,600
2017	7,960
2018	5,495
Thereafter	29,784

$79,023

The Company’s rent expense for the fiscal years ended December 31, 2013, 2012 and 2011 totaled $12.9 million, $11.6 million and $7.2 million, respectively.

Legal Proceedings

In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that any unfavorable outcomes will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note O — Supplemental Data

Supplemental Balance Sheet Data (in thousands):

	December 31, 2013	December 31, 2012
Summary of accrued expenses:
Accrued payroll and fringes	$22,823	$21,300
Accrued taxes	2,342	2,308
Income taxes payable	11,089	8,480
Accrued interest	3,303	156
Warranty payable	5,815	6,410
Other accrued expenses	10,218	9,485

Total	$55,590	$48,139

	Year Ended December 31, 2013	Year Ended December 31, 2012
Warranty liability:
Beginning balance	$6,410	$4,311
Accrual	6,713	5,903
Warranty payments	(7,308)	(3,804)

Ending balance	$5,815	$6,410

Supplemental Cash Flow Statement Data (in thousands):

Non-cash investing activity:

The total purchase price of the acquisition by the Company’s FOX subsidiary on October 31, 2013 was $2.3 million, which consisted of cash paid at closing of $1.1 million and $1.2 million of cash to be paid in 2014.

In connection with the acquisition of Orbit Baby in November 2011, Ergobaby issued Ergobaby common stock valued at $2.5 million.

Other (in thousands):

	December 31, 2013	December 31, 2012	December 31, 2011
Interest paid	$16,057	$19,024	$12,576
Taxes paid	17,325	14,257	14,473

Note P — Related Party Transactions

The Company has entered into the following related party transactions with its Manager, CGM:

•	Management Services Agreement

•	LLC Agreement

•	Cost reimbursement and fees

•	Sale of common stock to majority shareholder

•	Supplemental Put Agreement (terminated in 2013 – see Note B)

Management Services Agreement — The Company entered into a MSA with CGM effective May 16, 2006, as amended. The MSA provides for, among other things, CGM to perform services for the Company in exchange for a management fee paid quarterly and equal to 0.5% of the Company’s adjusted net assets, as defined in the MSA. The Company amended the MSA on November 8, 2006, to clarify that adjusted net assets are not reduced by non-cash charges associated with the Supplemental Put Agreement, which amendment was unanimously approved by the Compensation Committee and the Board of Directors. The management fee is required to be paid prior to the payment of any distributions to shareholders.

Pursuant to the MSA, CGM is entitled to enter into off-setting management service agreements with each of the operating segments. The amount of the fee is negotiated between CGM and the operating management of each segment and is based upon the value of the services to be provided. The fees paid directly to CGM by the segments offset on a dollar for dollar basis the amount due CGM by the Company under the MSA.

For the year ended December 31, 2013, 2012 and 2011, the Company incurred the following management fees to CGM, by entity (in thousands):

	December 31, 2013	December 31, 2012	December 31, 2011
CamelBak	$500	$500	$176
Ergobaby	500	500	500
FOX	308	500	500
Liberty	500	500	500
Advanced Circuits	500	500	500
American Furniture	—	—	125
Arnold Magnetics	500	375	n/a
Tridien	350	350	350
Corporate	15,474	14,408	13,632

	$18,632	$17,633	$16,283

NOTE: Not included in the table above are management fees paid to CGM by HALO of $0.2 million and $0.5 million for the years ended December 31, 2012 and 2011, respectively. These amounts are included in income (loss) from discontinued operations on the consolidated statements of operations.

Approximately $4.5 million and $3.8 million of the management fees incurred were unpaid as of December 31, 2013 and 2012, respectively, and are reflected in Due to related party on the consolidated balance sheets.

LLC Agreement

The LLC agreement gives Holders the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Holders are entitled to receive and as such can elect to receive the positive contribution-based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (Holding Event) and upon the sale of the business (Sale Event). During the year ended December 31, 2013, Holders were paid $5.6 million related to FOX’s positive contribution-based profit (Holding Event) and $16.0 million as a result of FOX’s sale of common stock to the public (Sale Event). Members of the Manager own 53.6% of the Allocation Interests.

Cost Reimbursement and Fees

The Company reimbursed its Manager, CGM, approximately $3.6 million, $3.5 million and $3.1 million, principally for occupancy and staffing costs incurred by CGM on the Company’s behalf during the years ended December 31, 2013, 2012 and 2011, respectively.

CGM acted as an advisor for the 2012 acquisition and the 2011 acquisition for which it received transaction service and expense payments totaling approximately $1.2 million and $2.4 million, respectively.

Sale of common stock to majority shareholder

In connection with the acquisition of CamelBak, the Company issued 1,575,000 of its common shares in a private placement at the closing price of $12.50 per share on August 23, 2011, to CMH. In addition, an affiliate of CMH purchased $45 million in 11% convertible preferred stock of CamelBak to facilitate the acquisition for which the affiliate received 652 shares of common stock of CamelBak. On March 6, 2012, CamelBak redeemed its 11% convertible preferred stock for $45.3 million plus accrued dividends of $2.7 million, from an affiliate of CMH ($47.7 million), and noncontrolling shareholders ($0.3 million). The redemption was funded by additional intercompany debt and an equity contribution from the Company of $19.2 million and $25.9 million, respectively. In addition, noncontrolling shareholders of CamelBak invested $2.9 million of equity in order for the Company and noncontrolling shareholders to maintain existing ownership percentages of CamelBak common stock of 89.9% and 10.1%, respectively.

Supplemental Put Agreement

Concurrent with the IPO, CGM and the Company entered into a Supplemental Put Agreement, which required the Company to acquire the Allocation Interests upon termination of the MSA. On July 1, 2013, the Company and the Manager amended the MSA to provide for certain modifications related to the Manager’s registration as an investment adviser under the Investment Advisers Act of 1940 (“Advisor’s Act”), as amended. In connection with the amendment resulting from the Manager’s registration as an investment adviser under the Adviser’s Act, the Company and the Manager agreed to terminate the Supplemental Put Agreement, which had the effect of eliminating the Manager’s right to require the Company to purchase the Allocation Interests upon termination of the MSA. As a result of the termination of the Supplemental Put Agreement, the Company has derecognized the supplemental put liability associated with the Manager’s put right, reversing the entire $61.3 million liability at June 30, 2013 through supplemental put expense on the consolidated statement of operations. Pursuant to the MSA, as amended, the Manager will continue to manage the day-to-day operations and affairs of the Company, oversee the management and operations of the Company’s businesses, perform certain other services for the Company and receive management fees, and the Holders will continue to receive the profit allocation upon the occurrence of a Sale Event or a Holding Event.

The Company has entered into the following significant related party transactions with its businesses:

FOX

The Company leases manufacturing facilities in Watsonville, California from Robert Fox, a founder and noncontrolling shareholder of FOX. The term of the lease is through July of 2018 and the rental payments can be adjusted annually for a cost-of-living increase based upon the consumer price index. FOX is responsible for all real estate taxes, insurance and maintenance related to this property. The leased facilities are 86,000 square feet and FOX paid rent under this lease of approximately $1.1 million for each of the years ended December 31, 2013, 2012 and 2011.

On December 7, 2011, the Company bought 10,000 shares of FOX common stock from the former CEO and 4,500 shares of common stock from a former employee of FOX at a price per share equal to $278.10, aggregating approximately $2.8 million and $1.3 million, respectively.

On June 18, 2012, the Company recapitalized FOX and as a result entered into an amendment to the inter-company loan agreement with FOX (the “FOX Loan Agreement”). The FOX Loan Agreement was amended to (i) provide for term loan borrowings of $60.0 million and an increase to the revolving loan commitment of $2.0 million and to permit the proceeds thereof to fund cash distributions totaling $67.0 million by FOX to the Company and to its non-controlling shareholders, (ii) extend the maturity dates of the term loans under the FOX Loan Agreement, and (iii) modify borrowing rates under the FOX Loan Agreement. The Company’s share of the cash distribution was approximately $50.7 million with approximately $16.3 million being distributed to FOX’s non-controlling shareholders. All other material terms and conditions of the FOX Loan Agreement were unchanged. The outstanding inter-company loan was repaid in July 2013 with a portion of the proceeds received in connection with the FOX IPO (see Note C). The table below summarizes the stockholders’ equity impact as a result of the amendment to the intercompany loan agreement.

	Stockholders’ equity attributable to Holdings	NCI	Total
Recapitalization proceeds to existing shareholders	$—	$(13,252)	$(13,252	)(a)
Shares purchased from noncontrolling shareholders	(8,544)	(2,425)	(10,969	)(b)
Recapitalization proceeds to option holders	—	(3,036)	(3,036	)(c)
Shares purchased by noncontrolling shareholders	—	7,204	7,204	(d)
Tax benefit on options	—	4,954	4,954	(e)

	$(8,544)	$(6,555)	$(15,099)

(a)	Represents the portion of the dividend recapitalization proceeds of $67 million allocated to noncontrolling shareholders based on their pro rata share ownership of outstanding common stock of FOX.

(b)	The approximately $11.0 million represents the 33,142 shares of subsidiary stock owned by noncontrolling shareholders purchased by the Company. The amount recorded to the value of Trust Shares within the consolidated statement of stockholders’ equity represents the difference between the amount by which NCI was adjusted based on the percentage change in NCI ownership as a result of the purchase and the fair value of the consideration paid in accordance with accounting standards applicable to changes in a parent’s ownership interest in a subsidiary. The amount recorded to NCI represents the difference between the consideration paid and the amount recorded to Holdings’ equity.

(c)	Represents the portion of the dividend recapitalization proceeds of $67 million that stock option holders were allocated as a result of their pro rata share of ownership before the Company purchased the stock in (b) above.

(d)	Represents noncontrolling shareholders’ purchase of shares at the fair market value of the common stock on the date of recapitalization.

(e)	Represents the tax benefit on stock options exercised.

Advanced Circuits

On December 19, 2012, the Company recapitalized ACI and as a result entered into an amendment to the intercompany loan agreement with Advanced Circuits (the “ACI Loan Agreement”). The ACI Loan Agreement was amended to provide for additional term loan borrowings and to permit the proceeds thereof to fund cash distributions totaling $45.0 million by ACI to Compass AC Holdings, Inc. (“ACH”), ACI’s sole shareholder, and by ACH to its shareholders, including the Company and extend the maturity dates of the term loans under the ACI Loan Agreement. The Company’s share of the cash distribution was approximately $31.3 million with approximately $13.7 million being distributed to ACH’s non-controlling shareholders. All other material terms and conditions of the ACI Loan Agreement were unchanged.

American Furniture

American Furniture was not in compliance with its Maintenance Fixed Charge Coverage Ratio requirement included in the amended credit agreement with the Company dated December 31, 2010. The Company is required to fund, in the form of an additional equity investment, any shortfall in the difference between Adjusted EBITDA and Fixed Charges as defined in American Furniture’s credit agreement with the Company. Per the maintenance agreement, the shortfall that the Company is required to fund, American Furniture is in turn required to pay down its term debt with the Company. The amount of the shortfall at December 31, 2013 and December 31, 2012 was approximately $1.6 million and $3.5 million, respectively.

Tridien

On February 4, 2013, Tridien redeemed 175,000 shares of its Redeemable Preferred Stock at a redemption price of $100 per share, aggregating $17.5 million. The Company received $14.4 million of the redemption payout and non-controlling shareholders of Tridien received the remaining $3.1 million. In connection with this redemption, Tridien amended its inter-company loan agreement (the “Tridien Loan Agreement”). The Tridien Loan Agreement was amended to (i) provide for additional term loan borrowings of $16.5 million and an increase in the revolving loan commitment of $4.0 million and to permit the proceeds thereof to fund the preferred stock redemption totaling $17.5 million, (ii) extend the maturity dates of the term loans and revolving loan commitment under the Tridien Loan Agreement, and (iii) modify borrowing rates under the Tridien Loan Agreement. All other material terms and conditions of the Tridien Loan Agreement were unchanged.

Tridien leased a facility from an affiliate of a noncontrolling shareholder of Tridien during the year ended December 31, 2013. The term of the lease is through February of 2014. Tridien paid rent under the lease of approximately $0.4 million for the year ended December 31, 2013.

On August 28, 2012, the Company purchased shares of stock of Tridien from a group of Tridien’s noncontrolling shareholders for an aggregate purchase price of approximately $1.9 million.

On August 8, 2009, the Company exchanged a note due August 15, 2009, totaling approximately $6.9 million (including accrued interest) due from Mark Bidner, the former CEO of Tridien in exchange for shares of common stock of Tridien held by the Mr. Bidner. In addition, Mr. Bidner was granted an option to purchase approximately 10% of the outstanding shares of common stock of Tridien, at a strike price exceeding the exchange price, from the Company in the future for which Mr. Bidner exchanged Tridien common stock valued at $0.2 million (the fair value of the option at the date of grant) as consideration.

Note Q – Defined Benefit Plan

In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period. The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets at December 31, 2013 and 2012.

	December 31, 2013	Date of acquisition through December 31, 2012
Change in benefit obligation:
Benefit obligation, beginning of year	$14,395	$15,586
Service cost	484	391
Interest cost	298	316
Actuarial (gain)/loss	(336)	47
Employee contributions and transfer	394	342
Benefits paid	(2,375)	(2,110)
Foreign currency translation	526	(177)

Benefit obligation	13,386	14,395
Change in plan assets:
Fair value of assets, beginning of period	$12,881	$14,309
Actual return on plan assets	204	88
Company contribution	484	414
Employee contributions and transfer	394	342
Benefits paid	(2,375)	(2,110)
Foreign currency translation	471	(162)

Fair value of assets	12,059	12,881

Funded status	$(1,327)	$(1,514)

The unfunded liability of $1.3 million and $1.5 million at December 31, 2013 and 2012, respectively, is recognized in the consolidated balance sheet within other non-current liabilities. Net periodic benefit cost consists of the following at December 31, 2013 and 2012:

	Year ended December 31, 2013	Date of acquisition through December 31, 2012
Service cost	$484	$391
Interest cost	298	316
Expected return on plan assets	(284)	(180)

Net periodic benefit cost	$498	$527

Assumptions used to determine the benefit obligations and components of the net periodic benefit cost at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Discount rate	2.25%	2.00%
Expected return on plan assets	2.25%	2.00%
Rate of compensation increase	1.00%	1.00%

The Company considers the historical level of long-term returns and the current level of expected long-term returns for the plan assets, as well as the current and expected allocation of assets when developing its expected long-term rate of return on assets assumption. The assumptions used for the plan are based upon customary rates and practices for the location of the Company.

The Company, for 2014, will be contributing per the terms of the agreement, and the expected contribution to the plan will be approximately $0.5 million.

The following presents the benefit payments which are expected to be paid for the plan (in thousands):

Jan. 1, 2014 through Dec. 31, 2014	$528
Jan. 1, 2015 through Dec. 31, 2015	494
Jan. 1, 2016 through Dec. 31, 2016	475
Jan. 1, 2017 through Dec. 31, 2017	994
Jan. 1, 2018 through Dec. 31, 2018	503
Jan. 1, 2019 and thereafter	4,891

$7,885

Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and providing adequate liquidity to meet immediate and future benefit payment requirements.

The assets of the plan are reinsured in their entirety with Swiss Life Ltd. (“Swiss Life”) within the framework of the corresponding contracts with Swiss Life Collective BVG Foundation and Swiss Life Complementary Foundation. The assets are guaranteed by the insurance company and pooled with the assets of other participating employers. The allocation of pension plan assets by category in Swiss Life’s group life portfolio is as follows at December 31, 2013:

Certificates of deposit and cash and cash equivalents	78%
Fixed income bonds and securities	7%
Private equity and hedge funds	1%
Real estate	12%
Equity and other investments	2%

100%

The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at December 31, 2013 and 2012 were considered Level 3.

Note R – Unaudited Quarterly Financial Data

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

(in thousands)	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total revenues	$232,685	$265,512	$245,775	$241,567
Gross profit	69,629	82,472	77,357	76,373
Operating income	2,306	89,105	14,673	16,822
Income (loss) from continuing operations	(5,062)	78,296	1,956	3,626
Net income (loss) attributable to Holdings	(6,348)	73,387	(569)	1,594

Basic and fully diluted income (loss) per share attributable to Holdings	$(0.47)	$1.52	$(0.01)	$0.03

(in thousands)	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total revenues	$218,150	$241,228	$230,016	$195,327
Gross profit	67,319	76,947	72,901	61,687
Operating income (loss)	4,362	20,368	18,001	11,086
Income (loss) from continuing operations	(5,425)	6,779	4,032	367
Income (loss) from discontinued operations, net of income taxes	—	—	(1,690)	522
Gain on sale of discontinued operations, net of income tax	219	(334)	(130)	—
Net income (loss) attributable to Holdings	(6,718)	3,486	76	(786)
Basic and fully diluted income (loss ) per share attributable to Holdings:
Continuing operations	$(0.14)	$0.08	$0.03	$(0.03)
Discontinued operations	0.00	(0.01)	(0.03)	0.01

Basic and fully diluted income (loss ) per share attributable to Holdings	$(0.14)	$0.07	$—	$(0.02)

During the quarter ended June 30, 2012, the Company sold HALO and thus reclassified its historical operations to discontinued operations. The following summarizes HALO’s results that were reclassified to income (loss) from discontinued operations for the quarterly periods during 2012 (in thousands):

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total revenues	n/a	n/a	$14,177	$37,076
Gross profit			5,610	14,906
Operating income (loss)			(2,680)	539
Income (loss) from continuing operations			(1,691)	522

Note S — Subsequent Event

On March 5, 2014, FOX entered into a definitive agreement to acquire the business of Sport Truck USA (“Sport Truck”) a full service, globally recognized distributor, primarily of its own branded aftermarket suspension solutions and a reseller of FOX products. Sport Truck also designs, markets, and distributes high quality lift kit solutions through their wholly owned subsidiaries BDS Suspension and Zone Offroad Products. FOX will acquire Sport Truck in an asset purchase transaction for approximately $44 million due at closing. The transaction is being financed with debt and includes a potential earn-out opportunity of up to a maximum of $29.3 million payable over the next three years contingent upon the achievement of certain performance based financial targets. The transaction is subject to approval by the employee stock ownership plan shareholders of Sport Truck and is expected to close by the end of March 2014.

SCHEDULE II – Valuation and Qualifying Accounts

	Balance at	Additions
(in thousands)	beginning of year	Charge to costs and expense	Other		Deductions	Balance at end of Year
Allowance for doubtful accounts - 2011	$2,128	$1,021	$557	(1)	$1,286	$2,420
Allowance for doubtful accounts - 2012	$2,420	$1,796	$365	(1)	$1,532	$3,049
Allowance for doubtful accounts - 2013	$3,049	$2,475	$—		$2,100	$3,424
Valuation allowance for deferred tax assets - 2011	$—	$6,269	$—		$—	$6,269
Valuation allowance for deferred tax assets - 2012	$6,269	$1,293	$1,350	(1)	$—	$8,912
Valuation allowance for deferred tax assets - 2013	$8,912	$3,116	$—		$—	$12,028

(1)	Represents opening allowance balances related to current year acquisitions.

S-1

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Stock and Note Purchase Agreement dated as of July 31, 2006, among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 2.1 of the 8-K filed on August 1, 2006 (File No. 000-51937)).

2.2	Stock Purchase Agreement dated June 24, 2008, among Compass Group Diversified Holdings LLC and the other shareholders party thereto, Compass Group Diversified Holdings LLC, as Sellers’ Representative, Aeroglide Holdings, Inc. and Bühler AG (incorporated by reference to Exhibit 2.1 of the 8-K filed on June 26, 2008 (File No. 000-51937)).

2.3	Stock Purchase Agreement, dated October 17, 2011, by and among Recruit Co., LTD. and RGF Staffing USA, Inc., as Buyers, the shareholders of Staffmark Holdings, Inc., as Sellers, Staffmark Holdings, Inc. and Compass Group Diversified Holdings LLC as Seller Representative (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on October 18, 2011 (File No. 001-34927)).

2.4	Stock Purchase Agreement dated May 1, 2012, among Candlelight Investment Holdings, Inc., Halo Holding Corporation, Halo Lee Wayne, LLC and each of the holders of equity interests of Halo Lee Wayne, LLC listed on Exhibit A thereto (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on May 2, 2012(File No. 001-34927)).

3.1	Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the S-1 filed on December 14, 2005 (File No. 333-130326)).

3.2	Certificate of Amendment to Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the 8-K filed on September 13, 2007 (File No. 000-51937)).

3.3	Certificate of Formation of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 3.3 of the S-1 filed on December 14, 2005 (File No. 333-130326)).

3.4	Amended and Restated Trust Agreement of Compass Diversified Trust (incorporated by reference to Exhibit 3.5 of the Amendment No. 4 to S-1 filed on April 26, 2006 (File No. 333-130326)).

3.5	Amendment No. 1 to the Amended and Restated Trust Agreement, dated as of April 25, 2006, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the 8-K filed on May 29, 2007 (File No. 000-51937)).

3.6	Second Amendment to the Amended and Restated Trust Agreement, dated as of April 25, 2006, as amended on May 23, 2007, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 3.2 of the 8-K filed on September 13, 2007 (File No. 000-51937)).

3.7	Third Amendment to the Amended and Restated Trust Agreement dated as of April 25, 2006, as amended on May 25, 2007 and September 14, 2007, of Compass Diversified Holdings among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the 8-K filed on December 21, 2007 (File No. 000-51937)).

3.8	Fourth Amendment dated as of November 1, 2010 to the Amended and Restated Trust Agreement, as amended effective November 1, 2010, of Compass Diversified Holdings, originally effective as of April 25, 2006, by and among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 3.1 of the Form 10-Q filed on November 8, 2010 (File No. 001-34927)).

3.9	Second Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated January 9, 2007 (incorporated by reference to Exhibit 10.2 of the 8-K filed on January 10, 2007,(File No. 000-51937)).

3.10	Third Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated November 1, 2010 (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed on November 8, 2010 (File No. 001-34927)).

3.11	Fourth Amended and Restated Operating Agreement of Compass Group Diversified Holdings LLC, dated January 1, 2012 (incorporated by reference to Exhibit 3.1 of the Form 10-Q filed on May 7, 2013 (File No. 001-34927)).

4.1	Specimen Certificate evidencing a share of trust of Compass Diversified Holdings (incorporated by reference to Exhibit 4.1 of the S-3 filed on November 7, 2007 (File No. 333-147218)).

4.2	Specimen LLC Interest Certificate evidencing an interest of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit A of Exhibit 10.2 of the 8-K filed on January 10, 2007 (File No. 000-51937)).

10.1	Form of Registration Rights Agreement by and among Compass Group Diversified Holdings LLC, Compass Diversified Trust and Certain Shareholders (incorporated by reference to Exhibit 10.3 of the Amendment No. 5 to S-1 filed on May 5, 2006 (File No. 333-130326)).

E-1

10.2	Form of Supplemental Put Agreement by and between Compass Group Management LLC and Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.4 of the Amendment No. 4 to S-1 filed on April 26, 2006 (File No. 333-130326)).

10.3†	Amended and Restated Employment Agreement dated as of December 1, 2008 by and between James J. Bottiglieri and Compass Group Management LLC (incorporated by reference to Exhibit 10.1 of the 8-K filed on December 3, 2008 (File No. 000-51937)).

10.4	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP (incorporated by reference to Exhibit 10.6 of the Amendment No. 5 to S-1 filed on May 5, 2006 (File No. 333-130326)).

10.5	Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and Pharos I LLC (incorporated by reference to Exhibit 10.7 of the Amendment No. 5 to S-1 filed on May 5, 2006 (File No. 333-130326)).

10.6	Amended and Restated Management Services Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of December 20, 2011 and originally effective as of May 16, 2006 (incorporated by reference to Exhibit 10.06 of the Form 10-K filed on March 7, 2012 (File No. 001-34927)).
10.7	Registration Rights Agreement by and among Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP, dated as of April 3, 2007 (incorporated by reference to Exhibit 10.3 of the Amendment No. 1 to the S-1 filed on April 20, 2007 (File No. 333-141856)).

10.8	Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP, dated as of April 3, 2007 (incorporated by reference to Exhibit 10.16 of the Amendment No. 1 to the S-1 filed on April 20, 2007 (File No. 333-141856)).

10.9	Subscription Agreement dated August 24, 2011, by and among Compass Group Diversified Holdings LLC, Compass Diversified Holdings and CGI Magyar Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 25, 2011(File No. 001-34927)).

10.10	Registration Rights Agreement dated August 24, 2011, by and among Compass Group Diversified Holdings LLC, Compass Diversified Holdings and CGI Magyar Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on August 25, 2011(File No. 001-34927)).

10.11	Credit Agreement dated as of October 27, 2011, by and among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Toronto Dominion (Texas) LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 27, 2011(File No. 001-34927)).

10.12	Second Amendment to Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Toronto Dominion (Texas) LLC, dated as of April 2, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 3, 2012(File No. 001-34927)).

10.13	Incremental Facility Amendment to Credit Agreement among Compass Group Diversified Holdings LLC and Toronto Dominion (Texas) LLC, dated as of April 2, 2012 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on April 3, 2012 (File No. 001-34927)).

10.14	Third Amendment to Credit Agreement among Compass Group Diversified Holdings LLC and Toronto Dominion (Texas) LLC dated as of April 3, 2013 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 3, 2013 (File No. 0001-34927)).

10.15	Incremental Facility Amendment to Credit Agreement among Compass Group Diversified Holdings LLC and Toronto Dominion (Texas) LLC, dated as of April 3, 2013 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on April 3, 2013 (File No. 001-34927)).

10.16	Fifth Amended and Restated Management Services Agreement dated July 1, 2013 and originally effective as of May 16, 2006, by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 1, 2013 (File No. 001-34927)).

10.17†	Employment Agreement dated July 11, 2013, between Compass Group Management LLC and Ryan J. Faulkingham (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 11, 2013 (File No. 001-34927)).

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*	Section 1350 Certification of Chief Executive Officer of Registrant

32.2*	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Note Purchase and Sale Agreement dated as of July 31, 2006 among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 99.1 of the 8-K filed on August 1, 2006 (File No. 000-51937)).

99.2	Stock Purchase Agreement, dated as of February 28, 2007, by and between HA-LO Holdings, LLC and HALO Holding Corporation (incorporated by reference to Exhibit 99.3 of the 8-K filed on March 1, 2007(File No. 000-51937)).

E-2

99.3	Purchase Agreement dated December 19, 2007, among CBS Personnel Holdings, Inc. and Staffing Holding LLC, Staffmark Merger LLC, Staffmark Investment LLC, SF Holding Corp., Stephens-SM LLC and CBS Personnel Holdings, Inc. (incorporated by reference to Exhibit 99.1 of the 8-K filed on December 20, 2007 (File No. 000-51937)).

99.4	Share Purchase Agreement dated January 4, 2008, among Fox Factory Holding Corp., Fox Factory, Inc. and Robert C. Fox, Jr. (incorporated by reference to Exhibit 99.1 of the 8-K filed on January 8, 2008(File No. 000-51937)).

99.5	Stock Purchase Agreement dated May 8, 2008, among Mitsui Chemicals, Inc., Silvue Technologies Group, Inc., the stockholders of Silvue Technologies Group, Inc. and the holders of Options listed on the signature pages thereto, and Compass Group Management LLC, as the Stockholders Representative (incorporated by reference to Exhibit 99.1 of the 8-K filed on May 9, 2008(File No. 000-51937)).

99.6	Stock Purchase Agreement dated March 31, 2010 by and among Gable 5, Inc., Liberty Safe and Security Products, LLC and Liberty Safe Holding Corporation (incorporated by reference to Exhibit 99.1 of the 8-K filed on April 1, 2010(File No. 000-51937)).

99.7	Stock Purchase Agreement dated September 16, 2010, by and among ERGO Baby Intermediate Holding Corporation, The ERGO Baby Carrier, Inc., Karin A. Frost, in her individual capacity and as Trustee of the Revocable Trust of Karin A. Frost dated February 22, 2008 and as Trustee of the Karin A. Frost 2009 Qualified Annuity Trust u/a/d 12/21/2009 (incorporated by reference to Exhibit 99.1 of the 8-K filed on September 17, 2010 (File No. 000-51937)).

99.8	Securities Purchase Agreement dated August 24, 2011, by and among CBK Holdings, LLC, CamelBak Products, LLC, CamelBak Acquisition Corp., for purposes of Section 6.15 and Articles 10 only, Compass Group Diversified Holdings LLC, and for purposes of Section 6.13 and Article 10 only, IPC/CamelBak LLC (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on August 25, 2011(File No. 001-34927)).

99.9	Stock Purchase Agreement dated as of March 5, 2012, by and among Arnold Magnetic Technologies Holdings Corporation, Arnold Magnetic Technologies, LLC and AMT Acquisition Corp. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on March 6, 2012 (File No. 001-34927)).

101.INS* 101.SCH* 101.CAL* 101.DEF* 101.LAB* 101.PRE*

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Denotes management contracts and compensatory plans or arrangements.

E-3