Form 10-Q
period 2014-03-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2014-05-07
CIK 1345126, 1345122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 1, 2014, there were 48,300,000 shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2014

NOTE TO READER

In reading this Quarterly Report on Form 10-Q, references to:

•	the “Trust” and “Holdings” refer to Compass Diversified Holdings;

•	“businesses,” “operating segments,” “subsidiaries” and “reporting units” refer to, collectively, the businesses controlled by the Company;

•	the “Company” refer to Compass Group Diversified Holdings LLC;

•	the “Manager” refer to Compass Group Management LLC (“CGM”);

•	the “initial businesses” refer to, collectively, Staffmark Holdings, Inc. (“Staffmark”), Crosman Acquisition Corporation, Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”) and Silvue Technologies Group, Inc.;

•	the “2012 acquisition” refer to the acquisition of Arnold Magnetic Technologies Holdings Corporation (“Arnold” or “Arnold Magnetics”);

•	the “Trust Agreement” refer to the amended and restated Trust Agreement of the Trust dated as of November 1, 2010;

•	the “Credit Facility” refer to a credit agreement (as amended) with a group of lenders led by Toronto Dominion (Texas) LLC, as agent, which provides for the Revolving Credit Facility and the Term Loan Facility;

•	the “Revolving Credit Facility” refer to the $320 million Revolving Credit Facility provided by the Credit Facility that matures in April 2017;

•	the “Term Loan Facility” refer to the $279.0 million Term Loan Facility, as of March 31, 2014, provided by the Credit Facility that matures in October 2017;

•	the “LLC Agreement” refer to the fourth amended and restated operating agreement of the Company dated as of January 1, 2012; and

•	“we,” “us” and “our” refer to the Trust, the Company and the businesses together.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, contains both historical and forward-looking statements. We may, in some cases, use words such as “project,” “predict,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•	our ability to successfully operate our businesses on a combined basis, and to effectively integrate and improve future acquisitions;

•	our ability to remove CGM and CGM’s right to resign;

•	our organizational structure, which may limit our ability to meet our dividend and distribution policy;

•	our ability to service and comply with the terms of our indebtedness;

•	our cash flow available for distribution and reinvestment and our ability to make distributions in the future to our shareholders;

•	our ability to pay the management fee and profit allocation if and when due;

•	our ability to make and finance future acquisitions;

•	our ability to implement our acquisition and management strategies;

•	the regulatory environment in which our businesses operate;

•	trends in the industries in which our businesses operate;

•	changes in general economic or business conditions or economic or demographic trends in the United States and other countries in which we have a presence, including changes in interest rates and inflation;

•	environmental risks affecting the business or operations of our businesses;

•	our and CGM’s ability to retain or replace qualified employees of our businesses and CGM;

•	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and

•	extraordinary or force majeure events affecting the business or operations of our businesses.

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

PART I

FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

Compass Diversified Holdings

Condensed Consolidated Balance Sheets

(in thousands)	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$86,622	$113,229
Accounts receivable, less allowances of $3,758 at March 31, 2014 and $3,424 at December 31, 2013	129,563	111,736
Inventories	168,598	152,948
Prepaid expenses and other current assets	22,630	21,220

Total current assets	407,413	399,133
Property, plant and equipment, net	71,477	68,059
Goodwill	259,982	246,611
Intangible assets, net	336,334	310,359
Deferred debt issuance costs, less accumulated amortization of $4,731 at March 31, 2014 and $4,161 at December 31, 2013	7,918	8,217
Other non-current assets	13,058	12,534

Total assets	$1,096,182	$1,044,913

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$66,623	$62,539
Accrued expenses	50,845	55,590
Due to related party	4,330	4,528
Current portion, long-term debt	5,350	2,850
Other current liabilities	4,050	4,623

Total current liabilities	131,198	130,130
Deferred income taxes	59,192	60,024
Long-term debt, less original issue discount	319,471	280,389
Other non-current liabilities	23,831	5,435

Total liabilities	533,692	475,978

Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 48,300 shares issued and outstanding at March 31, 2014 and December 31, 2013	725,453	725,453
Accumulated other comprehensive income	684	693
Accumulated deficit	(265,333)	(252,761)

Total stockholders’ equity attributable to Holdings	460,804	473,385
Noncontrolling interest	101,686	95,550

Total stockholders’ equity	562,490	568,935

Total liabilities and stockholders’ equity	$1,096,182	$1,044,913

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,
	2014	2013
(in thousands, except per share data)
Net sales	$246,048	$241,567
Cost of sales	169,696	165,194

Gross profit	76,352	76,373

Operating expenses:
Selling, general and administrative expense	46,173	41,209
Supplemental put expense	—	6,396
Management fees	4,735	4,316
Amortization expense	7,349	7,630

Operating income	18,095	16,822

Other income (expense):
Interest income	9	2
Interest expense	(4,581)	(5,341)
Amortization of debt issuance costs	(570)	(485)
Other income, net	184	327

Income before income taxes	13,137	11,325
Provision for income taxes	5,764	7,699

Net income	7,373	3,626
Less: Net income attributable to noncontrolling interest	2,714	2,032

Net income attributable to Holdings	$4,659	$1,594

Basic and fully diluted net income per share attributable to Holdings (refer to Note J)	$0.08	$0.03

Weighted average number of shares of trust stock outstanding – basic and fully diluted	48,300	48,300

Cash distributions declared per share (refer to Note J)	$0.36	$0.36

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended March 31,
	2014	2013
(in thousands)
Net income	$7,373	$3,626
Other comprehensive income (loss)
Foreign currency translation and other	(9)	(718)

Total comprehensive income, net of tax	$7,364	$2,908

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands)	Number of Shares	Amount	Accumulated Deficit	Accum. Other Comprehensive Income (Loss)	Stockholders’ Equity Attrib. to Holdings	Non- Controlling Interest	Total Stockholders’ Equity
Balance — January 1, 2014	48,300	$725,453	$(252,761)	$693	$473,385	$95,550	$568,935
Net income			4,659		4,659	2,714	7,373
Other comprehensive loss – foreign currency translation and other				(9)	(9)		(9)
Option activity attributable to noncontrolling shareholders						3,579	3,579
Effect of subsidiary stock option exercise			157		157	(157)	—
Distributions paid			(17,388)		(17,388)		(17,388)

Balance — March 31, 2014	48,300	$725,453	$(265,333)	$684	$460,804	$101,686	$562,490

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$7,373	$3,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,636	3,981
Amortization expense	7,349	7,630
Amortization of debt issuance costs and original issue discount	864	845
Supplemental put expense	—	6,396
Unrealized (gain) loss on interest rate and foreign currency derivatives	92	(385)
Noncontrolling stockholder stock based compensation	1,365	1,301
Excess tax benefit from subsidiary stock options	(1,061)	—
Deferred taxes	(594)	(857)
Other	(53)	(71)
Changes in operating assets and liabilities, net of acquisition:
Increase in accounts receivable	(15,652)	(18,130)
Increase in inventories	(7,063)	(2,010)
Increase in prepaid expenses and other current assets	(3,274)	(187)
Increase (decrease) in accounts payable and accrued expenses	(22)	17,987

Net cash (used in) provided by operating activities	(6,040)	20,126

Cash flows from investing activities:
Acquisitions, net of cash acquired	(42,297)	—
Purchases of property and equipment	(3,631)	(3,328)
Proceeds from sale of businesses	—	93
Payment of interest rate swap	(495)	—
Other investing activities	7	—

Net cash used in investing activities	(46,416)	(3,235)

Cash flows from financing activities:
Borrowings under credit facility	59,000	15,000
Repayments under credit facility	(17,713)	(12,637)
Distributions paid	(17,388)	(17,388)
Net proceeds provided by noncontrolling shareholders	1,156	—
Distributions paid to noncontrolling shareholders	—	(3,090)
Debt issuance costs	(278)	—
Excess tax benefit from subsidiary stock options	1,061	—
Other	—	(22)

Net cash provided by (used in) financing activities	25,838	(18,137)

Foreign currency impact on cash	11	(495)
Net decrease in cash and cash equivalents	(26,607)	(1,741)
Cash and cash equivalents — beginning of period	113,229	18,241

Cash and cash equivalents — end of period	$86,622	$16,500

See notes to condensed consolidated financial statements.

Compass Diversified Holdings

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2014

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

The Company is a controlling owner of eight businesses, or operating segments, at March 31, 2014. The segments are as follows: CamelBak Acquisition Corp. (“CamelBak”), The Ergo Baby Carrier, Inc. (“Ergobaby”), Fox Factory, Inc. (“FOX”), Liberty Safe and Security Products, Inc. (“Liberty Safe” or “Liberty”), Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), American Furniture Manufacturing, Inc. (“AFM” or “American Furniture”), AMT Acquisition Corporation (“Arnold” or “Arnold Magnetics”) and Tridien Medical, Inc. (“Tridien”). Refer to Note D for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability Company (“CGM” or the “Manager”), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a management services agreement (“MSA”).

Note B — Presentation and principles of consolidation

The condensed consolidated financial statements for the three month periods ended March 31, 2014 and March 31, 2013, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

FOX Initial Public Offering

On August 13, 2013, the Company’s FOX operating segment completed an initial public offering of its common stock pursuant to a registration statement on Form S-1. FOX sold 2,857,143 of its shares, and certain of its shareholders, including the Company, sold 7,000,000 shares at an initial offering price of $15.00 per share. FOX trades on the NASDAQ stock market under the ticker “FOXF”. The Company’s ownership interest in FOX was reduced from 75.8% to 53.9% on a primary basis and from 70.6% to 49.8% on a fully diluted basis as a result of the FOX IPO.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update intended to provide guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The accounting standard was effective for the Company January 1, 2014. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2013, the FASB issued an accounting standards update intended to provide guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This accounting standard was effective for the Company on January 1, 2014. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2014, the FASB issued an accounting standard update related to reporting discontinued operations and disclosures of disposals of components of an entity which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The new standard applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The amendment is effective for annual reporting periods beginning after December 15, 2014, which for the Company is January 1, 2015, and interim periods within those annual periods. The adoption of this standard is not expected to change the manner in which the Company currently presents discontinued operations in the consolidated financial statements.

Note C — Acquisition

On March 31, 2014, the Company’s majority owned subsidiary, FOX, acquired certain assets and assumed certain liabilities of Sport Truck USA, Inc. (“Sport Truck”) a privately held global distributor, primarily of its own branded aftermarket suspension solutions and a reseller of FOX products. The transaction was accounted for as a business combination. FOX paid cash consideration of approximately $40.9 million, which is subject to certain working capital adjustments in accordance with the asset purchase agreement. Certain members of Sport Truck’s executive committee have agreed to refund up to $1.4 million of the proceeds from the sale, on a graduated basis, if they terminate their employment prior to March 31, 2017. As a result, such payments have been excluded from the acquisition consideration, and will be recognized as compensation expense over the three year service period. As of March 31, 2014, prepaid compensation expense of $0.5 million and $0.9 million is included in prepaid expenses and other current assets and other non-current assets, respectively, in the accompanying condensed consolidated balance sheet. The transaction is being financed with debt and includes a potential earn-out opportunity of up to a maximum of $29.3 million payable over the next three years contingent upon the achievement of certain performance based financial targets. The contingent consideration was fair valued at $19.0 million, based on probability weighted models. Refer to Note I — “Fair value measurements”. FOX will continue to assess the probability that the performance based financial targets will be met, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled. The total consideration was increased by the effective settlement of trade receivables of approximately $0.5 million.

The preliminary purchase price of Sport Truck is allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of March 31, 2014 with the excess purchase price allocated to goodwill. The preliminary allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed is as follows:

Sport Truck	Amounts Recognized as of Acquisition
(in thousands)	Date
Assets:
Cash	$—
Accounts receivable, net	1,240
Inventory	8,505
Property, plant and equipment	4,457
Intangible assets	33,270
Goodwill (1)	13,371
Other assets	1,494

Total assets	$62,337

Liabilities:
Current liabilities	$1,933

Total liabilities	$1,933

Net assets acquired	$60,404

(1) Goodwill is expected to be deductible for tax purposes.

Acquisition Consideration
(in thousands)
Cash	$40,896
Settlement of pre-existing accounts	473
Contingent consideration	19,035

Total consideration at closing	$60,404

The intangible assets recorded in connection with the Sport Truck acquisition are as follows (in thousands):

Intangible assets	Amount	Estimated Useful Life
Customer relationships	$17,000	15
Trade name	16,270	Indefinite

	$33,270

The primary areas of the preliminary purchase price allocation that have not been finalized relate to contingent consideration, intangible assets, and working capital. The values assigned to the identifiable intangible assets were determined by discounting the estimated future cash flows associated with these assets to their present value. The goodwill of $13.4 million reflects the strategic fit of Sport Truck with FOX’s operations. Sport Truck is well-aligned with FOX’s mission of improving vehicle performance, delivering best in-class service, and entering into strategic and adjacent markets. FOX incurred approximately $1.0 million in transaction costs which were expensed as incurred and included in selling, general and administrative expense in the accompanying condensed consolidated income statement, in connection with the acquisition of Sport Truck.

Note D — Operating segment data

At March 31, 2014, the Company had eight reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

•	CamelBak is a diversified hydration and personal protection platform, offering products for outdoor, recreation and military applications. CamelBak offers a broad range of recreational / military hydration packs, reusable water bottles, specialized military gloves and performance accessories. Through its global distribution network, CamelBak products are available in more than 65 countries worldwide. CamelBak is headquartered in Petaluma, California.

•	Ergobaby is a premier designer, marketer and distributor of wearable baby carriers and related baby wearing products, as well as stroller travel systems and accessories. Ergobaby offers a broad range of wearable baby carriers, stroller travel systems and related products that are sold through more than 450 retailers and web shops in the United States and throughout the world. Ergobaby has two main product lines: baby carriers (baby carriers and accessories) and infant travel systems (strollers and accessories). Ergobaby is headquartered in Los Angeles, California.

•	FOX is a designer, manufacturer and marketer of high-performance suspension products used primarily on mountain bikes, side-by-side vehicles, on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, or ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. FOX’s products offer innovative design, performance, durability and reliability that enhance ride dynamics by improving performance and control. FOX is headquartered in Scotts Valley, CA.

•	Liberty Safe is a designer, manufacturer and marketer of premium home and gun safes in North America. From it’s over 204,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. Liberty is headquartered in Payson, Utah.

•	Advanced Circuits, an electronic components manufacturing company, is a provider of prototype, quick-turn and volume production rigid printed circuit boards. ACI manufactures and delivers custom printed circuit boards to customers primarily in North America. ACI is headquartered in Aurora, Colorado.

•	American Furniture is a low cost manufacturer of upholstered furniture sold to major and mid-sized retailers. American Furniture operates in the promotional-to-moderate priced upholstered segment of the furniture industry, which is characterized by affordable prices, fresh designs and fast delivery to the retailers. American Furniture was founded in 1998 and focuses on 3 product categories: (i) stationary, (ii) motion (reclining sofas/loveseats.) and (iii) recliners. AFM is headquartered in Ecru, Mississippi and its products are sold in the United States.

•	Arnold Magnetics is a leading global manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including energy, medical, aerospace and defense, consumer electronics, general industrial and automotive. Arnold Magnetics produces high performance permanent magnets (PMAG), flexible magnets (FlexMag) and precision foil products (Precision Thin Metals) that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, the company has built a diverse and blue-chip customer base totaling more than 2,000 clients worldwide. Arnold Magnetics is headquartered in Rochester, New York.

•	Tridien is a leading designer and manufacturer of powered and non-powered medical therapeutic support surfaces and patient positioning devices serving the acute care, long-term care and home health care markets. Tridien is headquartered in Coral Springs, Florida and its products are sold primarily in North America.

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

A disaggregation of the Company’s consolidated revenue and other financial data for the three months ended March 31, 2014 and 2013 is presented below (in thousands):

Net sales of operating segments	Three months ended March 31,
	2014	2013
CamelBak	$38,770	$42,755
Ergobaby	19,572	16,207
FOX	56,108	54,879
Liberty	28,895	29,732
ACI	20,862	21,764
American Furniture	34,840	30,816
Arnold Magnetics	30,679	30,373
Tridien	16,322	15,041

Total	246,048	241,567
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—

Total consolidated revenues	$246,048	$241,567

International Revenues	Three months ended March 31,
	2014	2013
CamelBak	$10,191	$9,072
Ergobaby	11,105	9,151
FOX	32,075	35,973
Arnold Magnetics	14,268	14,914

	$67,639	$69,110

Profit (loss) of operating segments (1)	Three months ended March 31,
	2014	2013
CamelBak	$5,855	$8,938
Ergobaby	4,330	2,714
FOX	4,747	6,062
Liberty	1,710	2,857
ACI	5,402	5,907
American Furniture	1,120	573
Arnold Magnetics	1,424	1,610
Tridien	635	754

Total	25,223	29,415
Reconciliation of segment profit to consolidated income (loss) from continuing operations before income taxes:
Interest expense, net	(4,572)	(5,339)
Other income, net	184	327
Corporate and other (2)	(7,698)	(13,078)

Total consolidated income (loss) from continuing operations before income taxes	$13,137	$11,325

(1)	Segment profit (loss) represents operating income (loss).
(2)	Primarily relates to fair value adjustments related to the supplemental put liability during 2013, and management fees expensed and payable to CGM during 2014 and 2013.

Accounts receivable	Accounts Receivable March 31, 2014	Accounts Receivable December 31, 2013
CamelBak	$27,099	$18,054
Ergobaby	10,741	8,626
FOX	31,182	34,197
Liberty	15,741	13,029
ACI	5,793	5,542
American Furniture	16,798	11,502
Arnold Magnetics	16,827	16,922
Tridien	9,140	7,288

Total	133,321	115,160
Reconciliation of segment to consolidated totals:
Corporate and other	—	—

Total	133,321	115,160
Allowance for doubtful accounts	(3,758)	(3,424)

Total consolidated net accounts receivable	$129,563	$111,736

	Goodwill	Goodwill	Identifiable Assets	Identifiable Assets	Depreciation and Amortization Expense
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Three months ended March 31,
	2014	2013	2014(1)	2013(1)	2014	2013
Goodwill and identifiable assets of operating segments
CamelBak	$5,546	$5,546	$213,662	$218,081	$3,374	$3,196
Ergobaby	41,664	41,664	64,341	65,838	949	911
FOX	45,295	31,924	149,499	93,700	2,038	1,885
Liberty	32,684	32,684	45,911	49,247	1,524	1,750
ACI	57,615	57,615	21,535	22,044	1,280	1,205
American Furniture	—	—	33,725	32,851	59	43
Arnold Magnetics	51,767	51,767	86,764	87,921	2,098	1,979
Tridien	16,762	16,762	15,058	15,324	663	568

Total	251,333	237,962	630,495	585,006	11,985	11,537
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	76,142	101,560	—	74
Amortization of debt issuance costs and original issue discount	—	—	—	—	864	845
Goodwill carried at Corporate level (2)	8,649	8,649	—	—	—	—

Total	$259,982	$246,611	$706,637	$686,566	$12,849	$12,456

(1) Does not include accounts receivable balances per schedule above.

(2)    Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the segments. This amount is allocated back to the respective segments for purposes of goodwill impairment testing.

Note E — Property, plant and equipment and inventory

Property, plant and equipment

Property, plant and equipment is comprised of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Machinery and equipment	$98,880	$90,717
Office furniture, computers and software	9,530	11,385
Leasehold improvements	14,211	15,354
Buildings and land	3,331	425

	125,952	117,881
Less: accumulated depreciation	(54,475)	(49,822)

Total	$71,477	$68,059

Depreciation expense was $4.6 million and $4.0 million for the three months ended March 31, 2014 and 2013, respectively.

Inventory

Inventory is comprised of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Raw materials and supplies	$85,741	$74,325
Work-in-process	14,568	13,579
Finished goods	77,353	73,664
Less: obsolescence reserve	(9,064)	(8,620)

Total	$168,598	$152,948

Note F — Goodwill and other intangible assets

Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Indefinite lived intangible assets, representing trademarks and trade names, are not amortized unless their useful life is determined to be finite. Long-lived intangible assets are subject to amortization using the straight-line method. Goodwill and indefinite lived intangible assets are tested for impairment annually as of March 31st and more often if a triggering event occurs, by comparing the fair value of each reporting unit to its carrying value. Each of the Company’s businesses represents a reporting unit, except at Arnold, which comprises three reporting units.

2014 Annual goodwill impairment testing

At March 31, 2014, the Company elected to use the qualitative assessment alternative to test goodwill for impairment for each of the reporting units that maintain a goodwill carrying value. The Company is currently in the process of evaluating the qualitative factors (Step 0) of each reporting unit to determine if the fair values of the reporting units exceed their respective carrying values. However, the Company has determined that two of Arnold’s three reporting units will require further quantitative testing (Step 1) since the Company cannot conclude that the fair value of Arnold’s reporting units exceeds their carrying values based solely on qualitative factors. Preliminary results of the quantitative analysis indicate that the fair value of these reporting units exceeds their carrying value. The Company expects to conclude on its goodwill impairment testing during the three months ended June 30, 2014.

2013 Interim goodwill impairment testing

At December 31, 2013, the Company performed an interim impairment analysis at the Tridien operating segment as a result of continuing revenue decreases and a 2014 forecast that indicated little to no growth. The result of the interim impairment analysis (Step 1) indicated that goodwill was impaired as of December 31, 2013. The completion of Step 2 resulted in a write down of goodwill of $11.5 million and intangible assets of $0.5 million as of December 31, 2013. The results of the Step 2 were preliminary as of the filing of the Company’s December 31, 2013 10-K. The Step 2 analysis for Tridien has been finalized and no adjustments were made to the impairment charges recorded as of December 31, 2013.

A reconciliation of the change in the carrying value of goodwill for the three months ended March 31, 2014 and the year ended December 31, 2013, is as follows (in thousands):

	Three months ended March 31, 2014	Year ended December 31, 2013
Beginning balance:
Goodwill	$299,514	$298,962
Accumulated impairment losses	(52,903)	(41,435)

	246,611	257,527
Impairment losses	—	(11,468)
Acquisition of businesses (1)	13,371	552

Total adjustments	13,371	(10,916)

Ending balance:
Goodwill	312,885	299,514
Accumulated impairment losses	(52,903)	(52,903)

	$259,982	$246,611

(1)	Relates to add-on acquisitions by FOX in the fourth quarter of 2013 and the first quarter of 2014.

Other intangible assets

2014 Annual indefinite lived impairment testing

At March 31, 2014, the Company elected to use the qualitative assessment alternative to test indefinite lived intangible assets for impairment for each of the reporting units that maintain indefinite lived intangible assets. We are currently in the process of evaluating the qualitative factors (Step 0) of each indefinite lived intangible asset to determine if the fair values exceed their respective carrying values. Preliminary results of the qualitative analysis indicate that the carrying value of the Company’s indefinite-lived intangible assets are not impaired. The Company expects to conclude on its indefinite lived intangible asset impairment testing during the three months ended June 30, 2014.

Other intangible assets are comprised of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013	Weighted Average Useful Lives
Customer relationships	$209,574	$192,387	12
Technology and patents	88,887	89,443	8
Trade names, subject to amortization	8,430	7,595	10
Licensing and non-compete agreements	7,768	7,736	4
Distributor relations and other	606	606	5

	315,265	297,767
Accumulated amortization:
Customer relationships	(69,150)	(64,752)
Technology and patents	(47,322)	(44,703)
Trade names, subject to amortization	(2,408)	(1,895)
Licensing and non-compete agreements	(7,011)	(6,798)
Distributor relations and other	(606)	(606)

Total accumulated amortization	(126,497)	(118,754)
Trade names, not subject to amortization	147,566	131,346

Total intangibles, net	$336,334	$310,359

Amortization expense related to intangible assets was $7.3 million and $7.6 million for the three months ended March 31, 2014 and 2013, respectively. Estimated charges to amortization expense of intangible assets over the next five years, is as follows, (in thousands):

Apr. 1, 2014 through Dec. 31, 2014	$20,968
2015	24,691
2016	17,282
2017	14,285
2018	13,364

$90,590

Note G — Debt

On October 27, 2011, the Company obtained a $515 million credit facility, with an optional $135 million increase, from a group of lenders led by TD Securities. The Credit Facility provides for (i) a revolving line of credit of $290 million which has subsequently been increased to $320 million, and (ii) a $225 million term loan which has subsequently been increased to $279 million. The Term Loan Facility was issued at an original issuance discount of 96%. The Credit Agreement is secured by a first priority lien on all the assets of the Company (with the exception of FOX – see “FOX Credit Facility” below), including, but not limited to, the capital stock of the businesses, loan receivables from the Company’s businesses, cash and other assets. The Revolving Credit Facility also requires that the loan agreements between the Company and its businesses be secured by a first priority lien on the assets of the businesses subject to the letters of credit issued by third party lenders on behalf of such businesses. Amounts borrowed under the Revolving Credit Facility bear interest based on a leverage ratio defined in the credit agreement at either LIBOR plus a margin ranging from 2.50% to 3.50%, or base rate plus a margin ranging from 1.50% to 2.50%. Amounts outstanding under the Term Loan bear interest at LIBOR plus 4.00% with a LIBOR floor of 1.00%, or base rate plus a margin ranging from 1.50% to 2.50%

Availability under our Revolving Credit Facility was approximately $318.4 million at March 31, 2014. Letters of credit outstanding at March 31, 2014 totaled approximately $1.6 million. At March 31, 2014, the Company was in compliance with all covenants.

FOX Credit Facility

FOX entered into a $60 million revolving credit facility with SunTrust Bank and other lenders (the “FOX Credit Facility”) in August 2013 in connection with their initial public offering. In March 2014, FOX amended the FOX Credit Facility in connection with the FOX acquisition of Sport Truck (the “FOX Amended Credit Agreement”). The FOX Amended Credit Agreement added FOX’s wholly owned subsidiary, ST USA Holding Corp., as a borrower, extended the term through March 31, 2019, and provided for a term loan facility of $50 million, in addition to the $60 million revolving credit facility which includes up to $10 million in letters of credit, up to $5 million in swingline loans. The facility is secured by substantially all of FOX’s tangible and intangible personal property. The term loan facility requires quarterly payments of approximately $.63 million from June 30, 2014 through March 31, 2016, $.94 million from June 30, 2016 through March 31, 2018, $1.3 million from June 30, 2018 through December 31, 2018, with the final payment of principal and interest due March 31, 2019. The proceeds of the term loan were used, in part, to fund the purchase of Sport Truck and to pay down existing amounts outstanding under the revolving credit facility.

The term loan and advances under the revolving credit portion of the FOX Amended Credit Agreement bear interest at either LIBOR plus an applicable margin ranging from 1.50% to 2.50%, or the Prime Rate, plus an applicable margin ranging from 0.50% to 1.50%. In addition to interest on amounts borrowed under the FOX Amended Credit Agreement, FOX will pay a quarterly commitment fee on the unused portion of the commitment as defined in the FOX Amended Credit Agreement, which can range from 0.20% to 0.30%. FOX is subject to certain customary affirmative and restrictive covenants arising under the FOX Credit Facility. In addition, FOX is required to maintain certain financial covenants, including a maximum total leverage ratio and a fixed charge coverage ratio. FOX was in compliance with applicable covenants of the FOX Amended Credit Agreement as of March 31, 2014.

The following table provides the Company’s debt holdings at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Revolving Credit Facility	$—	$—
FOX Revolving Credit Facility	—	8,000
FOX Term Loan	50,000	—
Term Loan Facility	279,038	279,750
Original issue discount	(4,217)	(4,511)

Total debt	$324,821	$283,239

Less: Current portion, term loan facilities	(5,350)	(2,850)
Less: Current portion, revolving credit facilities	—	—

Long term debt	$319,471	$280,389

Note H — Derivative instruments and hedging activities

The Credit Facility requires the Company to hedge the interest on fifty percent of the outstanding debt under the Term Loan Facility. The Company purchased the following derivative on October 31, 2011:

•	A three-year interest rate swap (“Swap”) with a notional amount of $200 million effective January 1, 2014 through December 31, 2016. The agreement requires the Company to pay interest on the notional amount at the rate of 2.49% in exchange for the three-month LIBOR rate, with a floor of 1.5%. At March 31, 2014, this Swap had a fair value loss of $3.7 million. The fair value is reflected in other current liabilities of $2.0 million and other non-current liabilities of $1.7 million with its periodic mark-to-market value reflected as a component of interest expense.

The Company did not elect hedge accounting for the above derivative transaction associated with the Term Loan and as a result, periodic mark-to-market changes in fair value are reflected as a component of interest expense in the consolidated statement of operations.

Note I — Fair value measurement

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at March 31, 2014
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Call option of noncontrolling shareholder (1)	$25	$—	$—	$25
Put option of noncontrolling shareholders (2)	50	—	—	50
Contingent consideration - Sport Truck (3)	19,035	—	—	19,035
Interest rate swap	3,723	—	3,723	—

(1)	Represents a noncontrolling shareholder’s call option to purchase additional common stock in Tridien.
(2)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition.
(3)	Represents contingent purchase price consideration in connection with the Company’s FOX subsidiary’s acquisition of Sport Truck on March 31, 2014.

	Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$—	$—	$—	$—
Liabilities:
Call option of noncontrolling shareholder (1)	25	—	—	25
Put option of noncontrolling shareholders (2)	50	—	—	50
Interest rate swap	4,126	—	4,126	—

Reconciliations of the change in the carrying value of our Level 3 fair value measurements from January 1, 2014 through March 31, 2014 and from January 1, 2013 through March 31, 2013 are as follows (in thousands):

	2014	2013
Balance at January 1	$75	$51,598
Supplemental put expense (1)	—	6,396
Contingent consideration - Sport Truck	19,035	—

Balance at March 31	$19,110	$57,994

(1)	As a result of the termination of the Supplemental Put Agreement on July 1, 2013, the Company has derecognized the supplemental put liability.

Valuation Techniques

The Company has not changed its valuation techniques in measuring the fair value of any of its financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Contingent Consideration:

FOX entered into a contingent consideration arrangement associated with the purchase of Sport Truck on March 31, 2014. The earnout provision provides for the payments of cash of up to $29.3 million upon achievement of adjusted EBITDA targets by the acquired business through 2016. The contingent consideration was valued at $19 million using Level 3 unobservable inputs, primarily probability weighted models.

At March 31, 2014, the carrying value of the Company’s outstanding Term Loan Facility, including the current portion, was $279.0 million, compared with a fair value of $271.7 million. The estimated fair value of the outstanding Term Loan Facility is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 in the fair value hierarchy.

Note J — Stockholders’ equity

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

Allocation Interests

The Allocation Interests represent the original equity interest in the Company. The holders of the Allocation Interests (“Holders”) are entitled to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The distributions of the profit allocation is paid upon the occurrence of the sale of a material amount of capital stock or assets of one of the Company’s businesses (“Sale Event”) or, at the option of the Holders, at each five year anniversary date of the acquisition of one of the Company’s businesses (“Holding Event”). The Manager, as the original holders of the Allocation Interests, previously had the right to cause the Company to purchase the Allocation Interests upon termination of the MSA in accordance with a Supplemental Put Agreement. On July 1, 2013, the Company and the Manager amended the MSA to provide for certain modifications related to the Manager’s registration as an investment advisor under the Investment Advisor’s Act of 1940 (the “Advisor’s Act”), as amended. In connection with the amendment resulting from the Managers’ registration as an investment advisor under the Advisor’s Act, the Company and the Manager agreed to terminate the Supplemental Put Agreement. The Company historically recorded the obligation associated with the Supplemental Put agreement as a liability that represented the amount the Company would have to pay to physically settle the purchase of the Allocation Interests upon termination of the MSA. As a result of the termination of the Supplemental Put Agreement, the Company currently records distributions of the profit allocation to the Holders upon occurrence of a Sale Event or Holding Event as dividends declared on Allocation Interests to stockholders’ equity when they are approved by the Company’s board of directors.

Earnings per share

Prior to the termination of the Supplemental Put Agreement, basic and diluted earnings per share attributable to Holdings were calculated on a weighted average basis. Upon termination of the Supplemental Put Agreement, basic and diluted earnings per share is calculated using the two-class method which requires the Company to allocate participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the quarter ended March 31, 2014 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.

Basic and diluted earnings per share for the quarter ended March 31, 2014 is calculated as follows:

Net income attributable to Holdings	$4,659
Less: Effect of contribution based profit - Holding Event	804

Net income from Holdings attributable to Trust shares	$3,855

Basic and diluted weighted average shares outstanding	48,300
Net income per share - basic and fully diluted	$0.08

Distributions

•	On January 30, 2014, the Company paid a distribution of $0.36 per share to holders of record as of January 23, 2014. This distribution was declared on January 9, 2014.

•	On April 30, 2014, the Company paid a distribution of $0.36 per share to holders of record as of April 23, 2014. This distribution was declared on April 10, 2014.

Note K — Warranties

The Company’s CamelBak, Ergobaby, FOX, Liberty and Tridien operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. A reconciliation of the change in the carrying value of the Company’s warranty liability for the three months ended March 31, 2014 and the year ended December 31, 2013 is as follows (in thousands):

	Three months ended March 31, 2014	Year Ended December 31, 2013
Warranty liability:
Beginning balance	$5,815	$6,410
Accrual	1,509	6,713
Warranty payments	(1,342)	(7,308)

Ending balance	$5,983	$5,815

Note L — Noncontrolling interest

Noncontrolling interest represents the portion of the Company’s majority-owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of March 31, 2014 and December 31, 2013:

	% Ownership (1) March 31, 2014		% Ownership (1) December 31, 2013
	Primary	Fully Diluted	Primary	Fully Diluted
CamelBak	89.9	79.7	89.9	79.7
Ergobaby	81.0	74.7	81.0	75.0
FOX (refer to Note B)	53.5	49.8	53.9	49.8
Liberty	96.2	84.8	96.2	84.8
ACI	69.4	69.4	69.4	69.4
American Furniture	99.9	99.9	99.9	99.9
Arnold Magnetics	96.7	87.2	96.7	87.2
Tridien	81.3	65.4	81.3	66.5

	Noncontrolling Interest Balances
(in thousands)	March 31, 2014	December 31, 2013
CamelBak	$13,927	$13,519
Ergobaby	13,081	12,571
FOX	69,186	64,949
Liberty	2,460	2,339
ACI	(1,778)	(2,529)
American Furniture	260	260
Arnold Magnetics	1,823	1,808
Tridien	2,627	2,533
Allocation Interests	100	100

	$101,686	$95,550

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

The reconciliation between the Federal Statutory Rate and the effective income tax rate for the three months ended March 31, 2014 and 2013 are as follows:

	Three months ended March 31,
	2014	2013
United States Federal Statutory Rate	35.0%	35.0%
Foreign and State income taxes (net of Federal benefits)	1.0	12.2
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	6.2	21.2
Impact of subsidiary employee stock options	0.4	1.0
Domestic production activities deduction	(2.4)	(2.5)
Non-recognition of NOL carryforwards at subsidiaries	(1.2)	(2.0)
Other	4.9	3.1

Effective income tax rate	43.9%	68.0%

(1)	The effective income tax rate for all periods includes a significant loss at the Company’s parent which is taxed as a partnership.

Note N — Defined Benefit Plan

In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.

The unfunded liability of $1.2 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at March 31, 2014. Net periodic benefit cost consists of the following for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Service cost	$118	$113
Interest cost	76	70
Expected return on plan assets	(198)	(201)

Net periodic benefit cost	$(4)	$(18)

During the three months ended March 31, 2014, per the terms of the agreement, Arnold has contributed $0.1 million to the plan. For the remainder of 2014, the expected contribution to the plan will be approximately $0.4 million.

The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at March 31, 2014 were considered Level 3.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the sections entitled “Forward-Looking Statements” included elsewhere in this Quarterly Report as well as those risk factors discussed in the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013.

Overview

Compass Diversified Holdings, a Delaware statutory trust (“Holdings” or the “Trust”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company (the “Company”), was also formed on November 18, 2005. The Trust and the Company (collectively “CODI”) were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The Trust is the sole owner of 100% of the Trust Interests, as defined in our LLC Agreement, of the Company. Pursuant to the LLC Agreement, the Trust owns an identical number of Trust Interests in the Company as exist for the number of outstanding shares of the Trust. Accordingly, our shareholders are treated as beneficial owners of Trust Interests in the Company and, as such, are subject to tax under partnership income tax provisions. The Company is the operating entity with a board of directors whose corporate governance responsibilities are similar to that of a Delaware corporation. The Company’s board of directors oversees the management of the Company and our businesses and the performance of Compass Group Management LLC (“CGM” or our “Manager”). Certain members of our Manager receive a profit allocation as owners of 53.6% of the Allocation Interests in us, as defined in our LLC Agreement.

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

2014 Highlights

FOX acquisition of Sport Truck USA, Inc.

On March 31, 2014, FOX completed the acquisition of substantially all of the assets of Sport Truck USA, Inc. (“Sport Truck”), a full service, globally recognized distributor of aftermarket suspension solutions. Sport Truck primarily designs, markets, and distributes high quality lift kit solutions through its brands, BDS Suspension and Zone Offroad Products.

FOX acquired substantially all of the assets of Sport Truck for approximately $41 million, which is subject to working capital adjustments, in accordance with the asset purchase agreement. The transaction was financed with new term debt and includes a potential earn-out opportunity of up to a maximum of $29.3 million payable over the next three years contingent upon the achievement of certain performance-based financial targets.

In connection with FOX’s acquisition of Sport Truck on March 31, 2014, FOX amended its credit facility which now provides for a secured term loan in the principal amount of $50 million, subject to quarterly amortization payments. FOX also extended the term of its credit facility through March 31, 2019. The proceeds of the term loan were used to fund the purchase of the assets of Sport Truck and to pay down its revolver.

Outlook

Middle market deal flow in the first quarter of 2014 increased relative to 2013, both in terms of quantity and quality, in part due to attractive valuations for sellers. High valuation levels are being driven by the continued availability of debt capital with favorable terms and financial and strategic buyers seeking to deploy equity capital.

Results of Operations

We were formed on November 18, 2005 and acquired our existing businesses (segments) as follows:

May 16, 2006	August 1, 2006	August 31, 2007	January 4, 2008	March 31, 2010

Advanced Circuits	Tridien	American Furniture	FOX	Liberty Safe

September 16, 2010	August 24, 2011	March 5, 2012

Ergobaby	CamelBak	Arnold Magnetics

In the following results of operations, we provide (i) our actual consolidated results of operations for the three-months ended March 31, 2014 and 2013, which includes the historical results of operations of our businesses (operating segments) from the date of acquisition and (ii) comparative results of operations for each of our businesses on a stand-alone basis for the three-months ended March 31, 2014 and 2013.

Consolidated Results of Operations – Compass Diversified Holdings and Compass Group Diversified Holdings LLC

(in thousands)	Three months ended March 31, 2014	Three months ended March 31, 2013
Net sales	$246,048	$241,567
Cost of sales	169,696	165,194

Gross profit	76,352	76,373
Selling, general and administrative expense	46,172	41,209
Fees to Manager	4,735	4,316
Supplemental put expense	—	6,396
Amortization of intangibles	7,348	7,630

Operating income	$18,097	$16,822

Net sales

On a consolidated basis, net sales for the first quarter of 2014 increased by approximately $4.5 million or 1.9% when compared to last year’s first quarter. Notable sales increases at American Furniture ($4.0 million) and Ergobaby ($3.4 million) and to a lesser extent FOX, Tridien and Arnold were offset in part by decreased sales at our other businesses, particularly CamelBak ($4.0 million). Refer to “Results of Operations – Our Businesses” for a more detailed analysis of net sales by business segment.

We do not generate any revenues apart from those generated by the businesses we own. We may generate interest income on the investment of available funds, but we expect such earnings to be minimal. Our investment in our businesses is typically in the form of loans from the Company to such businesses, as well as equity interests in those companies. Cash flows coming to the Trust and the Company are the result of interest payments on those loans, amortization of those loans and, in the future, potentially, dividends on our equity ownership. However, on a consolidated basis these items will be eliminated.

Cost of sales

On a consolidated basis, cost of sales increased approximately $4.5 million during the three month period ended March 31, 2014 compared to the corresponding period in 2013. Gross profit as a percentage of sales was approximately 31.0% in the three months ended March 31, 2014 compared to 31.6% in the same period in 2013. Refer to “Results of Operations – Our Businesses” below for a more detailed analysis of cost of sales by business segment.

Selling, general and administrative expense

On a consolidated basis, selling, general and administrative expense increased approximately $5.0 million during the three month period ended March 31, 2014 compared to the corresponding period in 2013. $2.7 million of this increase is attributable to Fox with approximately $1.0 million being spent for acquisition costs in connection with Sport Truck. Refer to “Results of Operations – Our Businesses” for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, selling, general and administrative expense increased $0.5 million during the three months ended March 31, 2014 compared to the same period in 2013 as a result of higher professional fees.

Fees to manager

Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three-months ended March 31, 2014, we incurred approximately $4.7 million in expense for these fees compared to $4.3 million for the corresponding period in 2013. The increase is principally due to an increase in assets at quarter end principally resulting from the sale of FOX stock in August 2013.

Supplemental put expense

The supplemental put agreement between us and our Manager was terminated as of July 1, 2013.

Results of Operations — Our Businesses

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

The following discussion reflects a comparison of the historical results of operations of each of our businesses for the three-month periods ending March 31, 2014 and March 31, 2013 on a stand-alone basis. We believe this is the most meaningful comparison of the operating results for each of our business segments. The following results of operations at each our businesses are not necessarily indicative of the results to be expected for a full year.

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

Results of Operations

The table below summarizes the income from operations data for CamelBak for the three month periods ended March 31, 2014 and March 31, 2013.

	Three months ended
(in thousands)	March 31, 2014	March 31, 2013
Net sales	$38,770	$42,755
Cost of sales	21,865	23,136

Gross profit	16,905	19,619
Selling, general and administrative expense	8,747	8,278
Fees to manager	125	125
Amortization of intangibles	2,178	2,278

Income from operations	$5,855	$8,938

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Net sales

Net sales for the three months ended March 31, 2014 were approximately $38.8 million, a decrease of $4.0 million, or 9.3%, compared to the same period in 2013. The decrease in gross sales is a result of decreased sales in Hydration Systems ($6.5 million), and Accessories ($1.2 million), offset in part by an increase in sales in Bottles ($2.8 million) and Gloves ($0.8 million). The increase in Bottle sales during the three months ended March 31, 2014 compared to the same period in 2013 is primarily attributable to an increase in international bottle sales including, eddyTM, the Podium line of insulated bottles, and the continued expansion in its customer base, including new and existing customers, for all product lines. The increase in Glove sales during the same period is the result of timing of government orders which are sporadic in nature. The decrease in sales of Hydration systems during the three months ended March 31, 2014 compared to 2013 is primarily attributable to Marine Corps contract sales in the 2013 quarter ($5.8 million). There were no Marine Corps contract sales in the 2014 quarter.

Sales of Hydration Systems and Bottles represented approximately 87% of gross sales for the three months ended March 31, 2014 compared to 88% for the same period in 2013. Military sales were approximately 20% of gross sales for the three months ended March 31, 2014 compared to 35% for the same period in 2013. International sales were approximately 26% of gross sales for the three months ended March 31, 2014 compared to 21% for the same period in 2013. The decrease in Military sales is attributable to the absence of Marine Corps contract sales and a decrease in other Military sales due to decreased demand as a result of the drawdown of U.S. combat troops. The increase in international sales is attributable to growth in that portion of the business and timing of new product launches.

Cost of sales

Cost of sales for the three months ended March 31, 2014 were approximately $21.9 million compared to approximately $23.1 million in the same period of 2013. The decrease of $1.3 million is due principally to the corresponding decrease in sales. Gross profit as a percentage of sales decreased to 43.6% for the quarter ended March 31, 2014 compared to 45.9% in the quarter ended March 31, 2013. The decrease is attributable to an unfavorable sales mix in Bottles and Hydration Systems and a decrease in obsolescence reserve in the first quarter of 2013.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended March 31, 2014 increased to approximately $8.7 million or 22.6% of net sales compared to $8.3 million or 19.4% of net sales for the same period of 2013. This increase is attributable to increases in marketing costs to support new product launches in 2014.

Income from operations

Income from operations for the three months ended March 31, 2014 was approximately $5.9 million, a decrease of $3.1 million when compared to the same period in 2013, based on the factors described above.

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

Results of Operations

The table below summarizes the income from operations data for Ergobaby for the three month periods ended March 31, 2014 and March 31, 2013.

	Three-months ended
(in thousands)	March 31, 2014	March 31, 2013
Net sales	$19,572	$16,207
Cost of sales	7,182	6,048

Gross profit	12,390	10,159
Selling, general and administrative expense	7,179	6,577
Fees to manager	125	125
Amortization of intangibles	755	743

Income from operations	$4,331	$2,714

Three-months ended March 31, 2014 compared to the three-months ended March 31, 2013

Net sales

Net sales for the three months ended March 31, 2014 were $19.6 million, an increase of $3.4 million or 20.8% compared to the same period in 2013. During the three-months ended March 31, 2014 international sales were approximately $11.1 million, representing an increase of $2.0 million over the corresponding period in 2013. International baby carrier and accessory sales increased by approximately $1.9 million and international stroller sales increased by approximately $0.1 million. The growth in international carrier sales was due in part to shipments of the new Ergobaby 360 four position carrier as well as geographic exclusive carriers to international markets. Domestic sales were $8.5 million in the first quarter of 2014 reflecting an increase of $1.4 million over the corresponding period in 2013. The increase in domestic sales in the first quarter of 2014 compared to 2013 is primarily attributable to increased sales of strollers and accessories ($1.1 million) to specialty retail accounts. Ergobaby released the new Orbit Baby G3 stroller in January 2014 which accounts for majority of this increase. Baby carriers and accessories represented 78.8% of sales in the three-months ended March 31, 2014 compared to 82.1% in the same period in 2013.

Cost of sales

Cost of sales for the three months ended March 31, 2014 were approximately $7.2 million compared to $6.1 million in the same period of 2013. The increase of $1.1 million is principally due to the increase in sales in 2014 compared to the same period in 2013. Gross profit as a percentage of sales was 63.3% for the quarter ended March 31, 2014 compared to 62.7% for the same period in 2013. The 0.6% increase is primarily attributable to increased gross profit margins attributable to domestic stroller sales in the quarter ended March 31, 2014 compared to the same period in 2013 and to positive changes in channel mix and improved margins for the Orbit Baby G3 product line.

Selling, general and administrative expenses

Selling, general and administrative expense for the three months ended March 31, 2014 increased to approximately $7.2 million or 36.7% of net sales compared $6.6 million or 40.6% of net sales for the same period of 2013. The $0.6 million increase is primarily attributable to increases in marketing expenses in support of new product launches and consumer engagement activities.

Income from operations

Income from operations for the three months ended March 31, 2014 increased $1.6 million, to $4.3 million, compared to $2.7 million the same period of 2013, based on the factors described above.

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

On March 31, 2014, FOX completed the acquisition of substantially all of the assets of Sport Truck USA, Inc., a full service, globally recognized distributor of aftermarket suspension solutions for approximately $41 million. The transaction includes a potential earn-out opportunity of up to a maximum of $29.3 million payable over the next three years contingent upon the achievement of certain performance-based financial targets. Sport Truck primarily designs, markets, and distributes high quality lift kit solutions through its brands, BDS Suspension and Zone Off road Products.

We currently own approximately 53.5% of the outstanding shares of FOX common stock.

Results of Operations

The table below summarizes the income from operations data for FOX for the three-month periods ended March 31, 2014 and March 31, 2013.

	Three-months ended
(in thousands)	March 31, 2014	March 31, 2013
Net sales	$56,108	$54,879
Cost of sales	39,091	39,164

Gross profit	17,017	15,715
Selling, general and administrative expense	10,909	8,187
Fees to manager	—	125
Amortization of intangibles	1,361	1,341

Income from operations	$4,747	$6,062

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Net sales

Net Sales for the three months ended March 31, 2014 increased approximately $1.2 million, or 2.2%, compared to the same period in 2013. Sales of mountain bike products decreased 4.3% while sales of powered vehicle products increased 14.0% for the three months ended March 31, 2014 compared to the comparable prior year period. The decline in sales from mountain bike products was primarily driven by a planned shut-down of our factory in early January 2014 which caused some sales, which were previously planned for the first quarter of 2014, to be shipped in the fourth quarter of 2013. FOX did not experience a similar plant shutdown during the first quarter of 2013. Sales growth was primarily driven by an increase of $2.1 million in sales to Aftermarket customers in the three months ended March 31, 2014 compared to the same period in 2013. The increase in sales to Aftermarket customers is primarily due to higher end user demand for FOX products. Partially offsetting this increase was a decline in sales to OEM customers of $0.9 million to $42.8 million during the three months ended March 31, 2014 compared to $43.7 million for the same period in 2013. The decrease in OEM sales is largely the result of the aforementioned planned factory shut down.

Cost of sales

Cost of sales for the three months ended March 31, 2014 remained essentially flat at $39.1 million compared to the same period in 2013. For the three months ended March 31, 2014 gross profit as a percentage of sales was 30.3% compared to 28.6% for the same period in 2013. The 1.7% increase in gross profit margin in 2014 is due to the continued execution of cost saving initiatives which are targeted at improving factory and supply chain efficiencies.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended March 31, 2014 increased $2.7 million to approximately $10.9 million or 19.4% of net sales compared to $8.2 million or 14.9% of net sales for the same period of 2013. The 2014 increase is primarily attributable to (i) Sport Truck acquisition costs ($1.0 million); (ii) increased research and development costs ($0.7 million), and; (iii) incremental costs associated with being a public company ($0.4 million).

Income from operations

Income from operations for the three months ended March 31, 2014 decreased approximately $1.3 million, to $4.7 million, when compared to the corresponding period in 2013, principally as a result of the increase in selling, general and administrative expenses and other factors, as described above.

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

We purchased a controlling interest in Liberty Safe in March 2010.

Results of Operations

The table below summarizes the income from operations data for Liberty Safe for the three-month periods ended March 31, 2014 and March 31, 2013.

	Three-months ended
(in thousands)	March 31, 2014	March 31, 2013
Net sales	$28,895	$29,732
Cost of services	22,895	22,099

Gross profit	6,000	7,633
Selling, general and administrative expense	3,210	3,421
Fees to manager	125	125
Amortization of intangibles	955	1,230

Income from operations	$1,710	$2,857

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Net sales

Net sales for the quarter ended March 31, 2014 decreased approximately $0.8 million or 2.8% compared to the corresponding quarter ended March 31, 2013. Non-Dealer sales were approximately $16.9 million in the three months ended March 31, 2014 compared to $18.2 million for the three months ended March 31, 2013 representing a decrease of $1.3 million or 7.1%. Dealer sales totaled approximately $12.0 million in the three months ended March 31, 2014 compared to

$11.5 million in the same period in 2013, representing an increase of $0.5 million or 4.2%. The decrease in Non-Dealer sales in the three-months ended March 31, 2014 is due primarily to lower sales to one large customer that over ordered in 2013 and as a result had excess stock during the 2014 quarter and reduced sales to Lowes. The slight increase in sales to Dealer accounts is attributable to steady demand for Liberty safes as a result of gun enthusiasts perceived second amendment challenges by Federal and state governments and for some smaller Dealers, stock replenishment resulting from extended 2013 backorders. We expect this demand to decrease over the next three fiscal quarters when compared to comparable 2013 periods.

Cost of sales

Cost of sales for the quarter ended March 31, 2014 increased approximately $0.8 million when compared to the same period in 2013. Gross profit as a percentage of net sales totaled approximately 20.8% and 25.7% of net sales for the quarters ended March 31, 2014 and March 31, 2013, respectively. The decrease in gross profit as a percentage of sales during the three-months ended March 31, 2014 compared to the same period in 2013 is attributable to increases in unit production costs resulting from adding product accessories to safes that were not passed on to the customer and manufacturing inefficiencies as a result of lower manufacturing unit volume during the first quarter of 2014 compared to 2013. These costs were partially offset by price increases during February and March of this year.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended March 31, 2014 decreased to approximately $3.2 million or 11.1% of net sales compared $3.4 million or 11.5% of net sales for the same period of 2013. The $0.2 million decrease is primarily attributable to decreases in advertising costs and sales commissions during the three months ended March 31, 2014 compared to the same period of 2013.

Income from operations

Income from operations decreased $1.1 million during the three-months ended March 31, 2014 compared to the same period in 2013, principally as a result of the decrease in gross profit as a percentage of sales and other factors, as described above.

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

Results of Operations

The table below summarizes the income from operations data for Advanced Circuits for the three-month periods ended March 31, 2014 and March 31, 2013.

	Three-months ended
(in thousands)	March 31, 2014	March 31, 2013
Net sales	$20,862	$21,764
Cost of sales	11,181	11,595

Gross profit	9,681	10,169
Selling, general and administrative expense	3,387	3,370
Fees to manager	125	125
Amortization of intangibles	767	767

Income from operations	$5,402	$5,907

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Net sales

Net sales for the three months ended March 31, 2014 decreased approximately $0.9 million or 4.1% over the corresponding three month period ended March 31, 2013. The decrease in net sales is primarily the result of a decrease in gross sales in long-lead time PCBs ($0.8 million) and quick-turn production and prototype PCBs ($0.4 million) offset in part by an increase in Assembly sales ($0.2 million) and a decrease in sales promotions and discounts ($0.1 million) in the three-months ended March 31, 2014 compared to the same period in 2013. The decrease in sales of long lead time PCB’s is attributable to a reduction in orders. The decrease in sales of quick-turn and prototype PCBs in first quarter of 2014 compared to 2013 is primarily the result of a decline in orders from Department of Defense contractors. Sales from quick-turn and prototype PCBs represented approximately 57% of gross sales in the first quarter of 2014 compared to 56% during the same period of 2013.

Cost of sales

Cost of sales for the three months ended March 31, 2014 decreased approximately $0.4 million compared to the comparable period in 2013. Gross profit as a percentage of sales decreased during the three months ended March 31, 2013 (46.4% at March 31, 2014 compared to 46.7% at March 31, 2013).

Selling, general and administrative expense

Selling, general and administrative expenses were approximately $3.4 million in each of the three-month periods ended March 31, 2013 and 2014. There were no notable changes in the components of these costs during the current quarter.

Income from operations

Operating income for the three months ended March 31, 2014 was approximately $5.4 million compared to $5.9 million earned in the same period in 2013, a decrease of approximately $0.5 million, principally as a result of the decrease in net sales and other factors described above.

American Furniture

Overview

Founded in 1998 and headquartered in Ecru, Mississippi, American Furniture is a leading U.S. manufacturer of upholstered furniture, focused exclusively on the promotional segment of the furniture industry. American Furniture offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $1,399. American Furniture is a low-cost manufacturer and is able to ship most products in its line in a short period of time to meet its customer’s demands.

American Furniture’s products are adapted from established designs in the following categories: (i) motion and recliner; (ii) stationary; and (iii) occasional chair and accent tables.

We purchased a controlling interest in American Furniture in August 2007.

Results of Operations

The table below summarizes the income (loss) from operations data for American Furniture for the three-month periods ended March 31, 2014 and March 31, 2013.

	Three-months ended
(in thousands)	March 31, 2014	March 31, 2013
Net sales	$34,840	$30,816
Cost of sales	31,376	28,128

Gross profit	3,464	2,688
Selling, general and administrative expense	2,331	2,102
Fees to manager	—	—
Amortization of intangibles	13	13

Income from operations	$1,120	$573

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Net sales

Net sales for the three months ended March 31, 2014 increased approximately $4.0 million, or 13.1% over the corresponding three months ended March 31, 2013. During the three months ended March 31, 2014, stationary product sales increased approximately $2.1 million and motion and recliner product sales increased approximately $1.9 million compared to the same period in 2013. This increase in sales for both product lines is attributable to a combination of increases in average unit price and the number of products shipped to American Furniture’s top twenty customers. Historically, net sales are highest during the first quarter of each fiscal year (January – March) compared to the remaining quarters.

Cost of sales

Cost of sales increased approximately $3.2 million in the three months ended March 31, 2014 compared to the same period of 2013. Gross profit as a percentage of sales was 9.9% in the three months ended March 31, 2014 compared to 8.7% for the same period in 2013. Increases in units manufactured in the three months ended March 31, 2014 resulted in positive volume variances and lower per unit costs compared to the same period in 2013. Raw material costs were unchanged.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended March 31, 2014, increased approximately $0.2 million compared to the same period of 2013 primarily due to higher trade show costs and increased sales commissions incurred during the three months ended March 31, 2014 compared to the same period in 2013. Selling, general and administrative costs as a percentage of sales were 6.7% in the first quarter of 2014 compared to 6.8% in 2013.

Income from operations

Income from operations were $1.1 million for the three months ended March 31, 2014 compared to $0.6 million in the three months ended March 31, 2013, an increase of $0.5 million, principally due to the factors described above.

Arnold Magnetics

Overview

Founded in 1895 and headquartered in Rochester, New York, Arnold Magnetics ( “Arnold”) is a manufacturer of engineered, application specific permanent magnets. Arnold products are used in applications such as general industrial, reprographic systems, aerospace and defense, advertising and promotional, consumer and appliance, energy, automotive and medical technology. Arnold is the largest U.S. manufacturer of engineered magnets as well as only one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. Arnold operates a 70,000 sq. ft. manufacturing assembly and distribution facility in Rochester, New York with nine additional facilities worldwide, in countries including the United Kingdom, Switzerland and China. Arnold serves customers via three primary product sectors:

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

Results of Operations

The table below summarizes the income from operations data for Arnold Magnetics for the three-month periods ended March 31, 2014 and March 31, 2013.

	Three months ended
(in thousands)	March 31, 2014	March 31, 2013
Net sales	$30,679	$30,373
Cost of sales	23,433	23,467

Gross profit	7,246	6,906
Selling, general and administrative expense	4,823	4,297
Fees to manager	125	125
Amortization of intangibles	874	874

Income from operations	$1,424	$1,610

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Net sales

Net sales for the three months ended March 31, 2014 were approximately $30.7 million, an increase of $0.3 million, or 1.0%, compared to the same period in 2013. The increase in net sales is a result of increased sales in the Flexmag ($0.4 million) and Precision Thin Metals ($0.2 million) product sectors offset in part by a decrease in net sales in the PMAG sector ($0.3 million). PMAG sales represented approximately 76% of net sales for the three months ended March 31, 2014 compared to 78% for the same period in 2013. The decrease in PMAG sales during the three-months ended March 31, 2014 compared to the same period in 2013 is principally attributable to lower reprographic application sales, a component of PMAG. The increase in Flexmag and Precision Thin Metals sales is attributable to increased customer demand.

International sales were $14.3 million during the three months ended March 31, 2014 compared to $14.9 million during the same period in 2013, a decrease of $0.6 million or 4.0%.

Cost of sales

Cost of sales for the three months ended March 31, 2014 were approximately $23.4 million compared to approximately $23.5 million in the same period of 2013. Gross profit as a percentage of sales increased from 22.7% for the quarter ended March 31, 2013 to 23.6% in the quarter ended March 31, 2014. The increase is principally attributable to increased margins in the Precision Thin Metals sector due to a favorable customer/product sales mix and to a lesser extent an increase in margins at its PMAG product sector. The increase in margins in the PMAG sector are due to a more favorable customer/product sales mix, due in part to the decrease in reprographic application sales during the three-months ended March 31, 2014 compared to the same period in 2013.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended March 31, 2014 increased to approximately $4.8 million or 15.7% of net sales compared to $4.3 million or 14.2% of net sales for the same period in 2013. The $0.5 million increase in selling, general and administrative expenses in the three months ended March 31, 2014 compared to 2013 is primarily attributable to investment spending on engineering and information technology resources.

Income from operations

Income from operations for the three months ended March 31, 2014 was approximately $1.4 million, a decrease of $0.2 million when compared to the same period in 2013, based on the factors described above.

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

Tridien develops products both independently and in partnership with large distribution intermediaries. Medical distribution companies then sell or rent the therapeutic support surfaces, sometimes in conjunction with bed frames and accessories to one of three end markets: (i) acute care, (ii) long term care and (iii) home health care. The level of sophistication largely varies for each product, as some patients require simple foam mattress beds (“non-powered” support surfaces) while others may require electronically controlled, low air loss, lateral rotation, pulmonary therapy or alternating pressure surfaces (“powered” support surfaces). The design, engineering and manufacturing of all products is completed in-house (with the exception of PrimaTech products, which are manufactured in Taiwan) and are FDA compliant. Tridien historically receives approximately two-thirds of its revenues from its three largest customers.

We purchased a controlling interest in Tridien in August 2006.

Results of Operations

The table below summarizes the income from operations data for Tridien for the three-month periods ended March 31, 2014 and March 31, 2013.

	Three-months ended
(in thousands)	March 31, 2014	March 31, 2013
Net sales	$16,321	$15,041
Cost of sales	12,672	11,557

Gross profit	3,649	3,484
Selling, general and administrative expense	2,482	2,324
Fees to manager	87	87
Amortization of intangibles	445	319

Income from operations	$635	$754

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Net sales

Net sales for the three months ended March 31, 2014 were approximately $16.3 million compared to approximately $15.0 million for the same period in 2013, an increase of $1.3 million or 8.7%. Sales of non-powered products (including patient positioning devices) totaled $12.8 million during the three months ended March 31, 2014 representing an increase of $0.9 million compared to the same period in 2013. Sales of powered products totaled $3.5 million during the three months ended March 31, 2014 representing an increase of $0.4 million compared to the same period in 2013. These increases are principally the result of a large customer program that expanded into new international markets during the first quarter of 2014.

Cost of sales

Cost of sales increased approximately $1.1 million for the three months ended March 31, 2014 compared to the same period in 2013. Gross profit as a percentage of sales was 22.4% for the three months ended March 31, 2014 compared to 23.2% in the corresponding period in 2013. The decrease in gross profit as a percentage of sales was primarily due to an unfavorable product sales mix during the three months ended March 31, 2014 compared to the same period in 2013.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2014 increased $0.2 million compared to the same period in 2013. This increase is attributable to higher research and development costs and professional fees in 2014.

Income from operations

Income from operations decreased approximately $0.1 million to $0.6 million for the three months ended March 31, 2014 compared to the same period in 2013 based on those factors described above.

Liquidity and Capital Resources

For the three-months ended March 31, 2014, on a consolidated basis, cash flows used by operating activities totaled approximately $6.0 million, which represents a $26.2 million decrease compared to the three-month period ended March 31, 2013 which reflected cash provided by operations of $20.1 million. This decrease is principally the result of cash used to pay short term working capital liabilities such as accounts payable and accrued liabilities ($18.0 million) and increases in inventory ($5.1 million) particularly at those businesses that experience seasonally high sales in the second fiscal quarter.

Cash flows used in investing activities for the three-months ended March 31, 2014 totaled approximately $46.4 million, which reflects capital expenditures during the period ($3.6 million) and FOX’s acquisition of Sport Truck approximately ($41.0 million) compared to $3.2 million of cash flows used in the same period of 2013, which reflected capital expenditures.

Cash flows provided by financing activities totaled approximately $25.8 million during the three months ended March 31, 2014 principally reflecting borrowings under the FOX credit facility to fund the Sport Truck acquisition ($42 million) offset in part by distributions paid to shareholders during the quarter ($17.4 million) compared to cash flows used by financing activities during the three-months ended March 31, 2013 of approximately $18.1 million, principally reflecting; (i) distributions paid to shareholders during the quarter totaling approximately $17.4 million; (ii) the non-controlling interest portion of the Tridien preferred stock redemption ($3.1 million), offset in part by net borrowings under our Credit Facility ($2.4 million).

At March 31, 2014, we had approximately $86.6 million of cash and cash equivalents on hand. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.

As of March 31, 2014, we had the following outstanding loans due from each of our businesses:

•	Advanced Circuits — $83.2 million;

•	American Furniture — $28.9 million;

•	Arnold Magnetics — $77.9 million;

•	CamelBak — $115.4 million;

•	Ergobaby — $42.2 million;

•	FOX — $0;

•	Liberty — $43.4 million; and

•	Tridien — $14.8 million.

Each loan to our businesses has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity.

Our primary source of cash is from the receipt of interest and principal on the outstanding loans to our businesses. Accordingly, we are dependent upon the earnings of and cash flow from these businesses, which are available for (i) operating expenses; (ii) payment of principal and interest under our Credit Facility; (iii) payments to CGM due pursuant to the Management Services Agreement and the LLC Agreement; (iv) cash distributions to our shareholders; and (v) investments in future acquisitions. Payments made under (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures.

We believe that we currently have sufficient liquidity and resources to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our Board of Directors, over the next twelve months. The quarterly distribution for the three months ended March 31, 2014 was paid on April 30, 2014 and was $17.4 million.

On March 31, 2014, our Credit Facility provided for a Revolving Credit Facility totaling $320 million which matures in October 2016 and a Term Loan Facility totaling $279.0 million, which matures in October 2017.

Our subsidiary FOX has long-term debt outstanding totaling $50 million as of March 31, 2014 in connection with a separate third-party credit agreement. (See description below).

Our Term Loan Facility requires quarterly payments of $0.7 million with a final payment of the outstanding principal balance due in October 2017. The Term Loan Facility requires that net proceeds from the sale of FOX stock by us on August 13, 2013, after repayment of the Revolving Credit Facility, be reinvested within one year from receipt. To the extent that the net proceeds are not reinvested, we are required to repay the Term Loan Facility with the remaining net proceeds. To date we have not reinvested the remaining net proceeds and if we fail to reinvest the net proceeds by August 8, 2014 we will be required to repay approximately $36.9 million of the Term Loan Facility. We were in compliance with applicable covenants at March 31, 2014.

At March 31, 2014, we had $1.6 million in outstanding borrowings under the Revolving Credit Facility reflecting outstanding letters of credit.

We had $318.4 million in availability under this facility at March 31, 2014.

The following table reflects required and actual financial ratios as of March 31, 2014 included as part of the affirmative covenants in our Credit Agreement:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	2.69:1.0
Total Debt to EBITDA Ratio	less than or equal to 3.5:1.0	1.88:1.0

We intend to use the availability under our Credit Facility and cash on hand to pursue acquisitions of additional businesses to the extent permitted under our Credit Facility, to fund distributions and to provide for other working capital needs. We have considered the impact of recent market instability and credit availability in assessing the adequacy of our liquidity and capital resources.

Amended FOX Credit Facility

In March 2014, FOX amended the FOX Credit Facility in connection with its acquisition of Sport Truck by extending the term through March 31, 2019, and providing for a term loan facility of $50 million. The term loan facility requires quarterly payments of approximately $.63 million from June 30, 2014 through March 31, 2016, $.94 million from June 30, 2016 through March 31, 2018, $1.3 million from June 30, 2018 through December 31, 2018, with the final payment of principal and interest due March 31, 2019 The term loan and advances under the revolving credit portion of the FOX Amended Credit Agreement bear interest at either LIBOR plus an applicable margin ranging from 1.50% to 2.50%, or the Prime Rate, plus an applicable margin ranging from 0.50% to 1.50%. In addition to interest on amounts borrowed, FOX will pay a quarterly commitment fee on the unused portion of the commitment ranging from 0.20% to 0.30%.

At March 31, 2014 no amount was outstanding under the FOX revolving credit facility and $50.0 million was outstanding under the Fox term loan. FOX was in compliance with applicable covenants as of March 31, 2014.

Interest Expense

We incurred interest expense totaling $4.6 million for the three months ended March 31, 2014 compared to $5.3 million for the same period in 2013. The components of interest expense are as follows (in thousands):

	Three months ended March 31,
	2014	2013
Interest on credit facilities	$3,582	$4,290
Unused fee on Revolving Credit Facility	600	645
Amortization of original issue discount	294	360
Losses (gains) on interest rate derivatives	92	(3)
Letter of credit fees	10	26
Other	3	23

Interest expense	$4,581	$5,341

Average daily balance of debt outstanding	$282,742	$285,520

Effective interest rate	6.5%	7.6%

Income Taxes

We incurred income tax expense of $5.8 million with an effective tax rate of 43.9% during the three-months ended March 31, 2014 compared to $7.7 million with an effective income tax rate of 68.0% during the same period in 2013. Non-deductible costs incurred at the corporate level increased the effective income tax rate by 21.2% during the three months ended March 31, 2013. State and foreign income taxes (net of the Federal benefit) accounts for the majority of the remaining decrease in our effective income tax rates in both periods.

The components of income tax expense as a percentage of income from continuing operations before income taxes for the three months ended March 31, 2014 and 2013 are as follows:

	Three months ended M arch 31,
	2014	2013
United States Federal Statutory Rate	35.0%	35.0%
Foreign and State income taxes (net of Federal benefits)	1.0	12.2
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	6.2	21.2
Impact of subsidiary employee stock options	0.4	1.0
Domestic production activities deduction	(2.4)	(2.5)
Non-recognition of NOL carryforwards at subsidiaries	(1.2)	(2.0)
Other	4.9	3.1

Effective income tax rate	43.9%	68.0%

(1)	The effective income tax rate for all periods includes a significant loss at the Company’s parent which is taxed as a partnership.

(2) Reconciliation of Non-GAAP Financial Measures

U.S. GAAP refers to generally accepted accounting principles in the United States. From time to time we may publicly disclose certain “non-GAAP” financial measures in the course of our investor presentations, earnings releases, earnings conference calls or other venues. A non-GAAP financial measure is a numerical measure of historical or future performance, financial position or cash flow that excludes amounts, or is subject to adjustments that effectively exclude amounts, included in the most directly comparable measure calculated and presented in accordance with GAAP in our financial statements, and vice versa for measures that include amounts, or are subject to adjustments that effectively include amounts, that are excluded from the most directly comparable measure as calculated and presented.

Non-GAAP financial measures are provided as additional information to investors in order to provide them with an alternative method for assessing our financial condition and operating results. These measures are not meant to be a substitute for GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies.

The tables below reconcile the most directly comparable GAAP financial measures to Earnings before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”), Adjusted EBITDA, and Cash Flow Available for Distribution and Reinvestment (“CAD”).

Reconciliation of Net income (Loss) to EBITDA and Adjusted EBITDA

EBITDA –EBITDA is calculated as income (loss) from continuing operations before interest expense, income tax expense (benefit), depreciation expense and amortization expense. Amortization expenses consist of amortization of intangibles and debt charges, including debt issuance costs, discounts, etc.

Adjusted EBITDA – Adjusted EBITDA is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by; (i) non-controlling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting , due diligences, etc.,) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805; (iii) increases or decreases in supplemental put charges, which reflected the estimated potential liability due to our Manager that required us to acquire their Allocation Interests in the Company at a price based on a percentage of the fair value in our businesses over their original basis plus a hurdle rate (the Supplemental Put Agreement was terminated on July 1, 2013); (iv) management fees, which reflect fees due quarterly to our Manager in connection with our Management Services Agreement (“MSA’); (v) impairment charges, which reflect write downs to goodwill or other intangible assets and (vi) gains or losses recorded in connection with the sale of fixed assets.

We believe that EBITDA and Adjusted EBITDA provide useful information to investors and reflect important financial measures as they exclude the effects of items which reflect the impact of long-term investment decisions, rather than the performance of near term operations. When compared to income (loss) from continuing operations these financial measures are limited in that they do not reflect the periodic costs of certain capital assets used in generating revenues of our businesses or the non-cash charges associated with impairments. This presentation also allows investors to view the performance of our businesses in a manner similar to the methods used by us and the management of our businesses, provides additional insight into our operating results and provides a measure for evaluating targeted businesses for acquisition.

We believe these measurements are also useful in measuring our ability to service debt and other payment obligations. EBITDA and Adjusted EBITDA are not meant to be a substitute for GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies.

The following table reconciles EBITDA and Adjusted EBITDA to income (loss) from continuing operations, which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA

Three months ended March 31, 2014

	Consolidated	Corporate	CamelBak	Ergobaby	FOX	Liberty	Advanced Circuits	American Furniture	Arnold Magnetics	Tridien	Consolidated
Net income (loss)	$7,373	$(2,333)	$1,691	$1,974	$2,941	$344	$2,439	$565	$(647)	$399	$7,373
Adjusted for:
Provision (benefit) for income taxes	5,764	—	1,502	1,025	1,728	141	1,171	—	197	—	5,764
Interest expense, net	4,572	4,489	3	7	71	3	—	—	(1)	—	4,572
Intercompany interest	—	(9,312)	2,545	1,283	—	1,153	1,698	546	1,796	291	—
Depreciation and amortization	12,523	35	3,522	1,044	2,038	1,592	1,372	68	2,187	665	12,523

EBITDA	30,232	(7,121)	9,263	5,333	6,778	3,233	6,680	1,179	3,532	1,355	30,232
(Gain) loss on sale of fixed assets	(16)	—	—	—	(2)	—	—	—	(12)	(2)	(16)
Non-controlling shareholder compensation	1,365	—	236	135	821	110	6	—	37	20	1,365
Acquisition expenses	1,025	—	—	—	1,025	—	—	—	—	—	1,025
Management fees	4,735	4,022	125	125	—	125	125	—	125	88	4,735

Adjusted EBITDA	$37,341	$(3,099)	$9,624	$5,593	$8,622	$3,468	$6,811	$1,179	$3,682	$1,461	$37,341

Adjusted EBITDA

Three months ended March 31, 2013

	Consolidated	Corporate	CamelBak	Ergobaby	FOX	Liberty	Advanced Circuits	American Furniture	Arnold Magnetics	Tridien	Consolidated
Net income (loss)	$3,626	$(6,902)	$3,004	$699	$3,552	$1,150	$2,136	$94	$(453)	$346	$3,626
Adjusted for:
Provision (benefit) for income taxes	7,699	(26)	3,104	462	1,588	578	1,686	—	132	175	7,699
Interest expense, net	5,339	5,315	—	19	2	—	—	4	(1)	—	5,339
Intercompany interest	—	(10,796)	3,001	1,454	840	1,067	1,948	449	1,834	203	—
Depreciation and amortization	12,087	(131)	3,338	997	1,993	1,813	1,344	78	2,073	582	12,087

EBITDA	28,751	(12,540)	12,447	3,631	7,975	4,608	7,114	625	3,585	1,306	28,751
(Gain) loss on sale of fixed assets	16	—	14	—	(7)	—	—	(6)	(2)	17	16
Non-controlling shareholder compensation	1,301	—	236	201	700	100	6	—	35	23	1,301
Supplemental put expense	6,396	6,396	—	—	—	—	—	—	—	—	6,396
Management fees	4,316	3,478	125	125	125	125	125	—	125	88	4,316

Adjusted EBITDA	$40,780	$(2,666)	$12,822	$3,957	$8,793	$4,833	$7,245	$619	$3,743	$1,434	$40,780

Reconciliation of net income to CAD

CAD is a non-GAAP measure that we believe provides additional, useful information to evaluate our ability to make anticipated quarterly distributions. CAD is not meant to be a substitute for GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies.

The following table reconciles cash receipts and payments that are not reflected on our income statement to net income (loss) and cash flows provided by (used in) operating activities, which we consider the most directly comparable GAAP financial measures in order to provide an additional measure of management’s estimate of CAD.

(in thousands)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net income	$7,373	$3,626
Adjustment to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	11,985	11,611
Supplemental put expense	—	6,396
Amortization of debt issuance costs and original issue discount	864	845
Noncontrolling stockholders charges	1,365	1,301
Unrealized (gain) loss on interest rate and foreign currency hedges	92	(385)
Excess tax benefit from subsidiary stock option exercise (1)	(1,061)	—
Deferred taxes	(594)	(857)
Other	(53)	(71)
Changes in operating assets and liabilities	(26,011)	(2,340)

Net cash (used in) provided by operating activities	(6,040)	20,126
Plus:
Unused fee on revolving credit facility (2)	600	645
Excess tax benefit from subsidiary stock option exercise (1)	1,061	—
Changes in operating assets and liabilities	26,011	2,340
Other	53	71
Less:
Payment on swap	495	—
Maintenance capital expenditures: (3)
Compass Group Diversified Holdings LLC	—	—
Advanced Circuits	190	209
American Furniture	43	113
Arnold	891	488
CamelBak	223	212
Ergobaby	87	334
Fox	940	853
Liberty	350	76
Tridien	380	61
FOX CAD (4)	3,494	—

Estimated cash flow available for distribution and reinvestment	$14,592	$20,836

Distribution paid in April 2014/2013	$(17,388)	$(17,388)

(1)	Represents the excess tax benefit at FOX related to the exercise of stock options reclassified to the financing section of the cash flow.
(2)	Represents the commitment fee on the unused portion of our revolving credit facility.
(3)	Represents maintenance capital expenditures that were funded from operating cash flow, net of proceeds from sale of property, plant and equipment, and excludes growth capital expenditures of approximately $0.5 million and $1.0 million incurred during the three months ended March 31, 2014 and 2013, respectively.
(4)	Represents FOX CAD during the three months ended March 31, 2014. Includes approximately $7.6 million in EBITDA, less: $2.2 million of cash taxes, $0.9 million of management fees and $0.9 million of maintenance capital expenditures.

Earnings of certain of our operating segments are seasonal in nature. Earnings from AFM are typically highest in the months of January through April of each year, coinciding with homeowners’ tax refunds. Revenue and earnings from FOX are typically highest in the third quarter, coinciding with the delivery of product for the new bike year. Earnings from Liberty are typically lowest in the second quarter due to lower demand for safes at the onset of summer. Earnings from CamelBak are typically higher in the spring and summer months than other months as this corresponds with warmer weather in the Northern Hemisphere and an increase in hydration related activities.

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

The table below summarizes the payment schedule of our contractual obligations at March 31, 2014:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$385,871	$54,506	$47,308	$284,057	$—
Operating lease obligations (b)	79,023	13,038	22,129	13,455	30,401
Purchase obligations (c)	242,885	164,101	40,234	38,550	—

Total (d)	$707,779	$231,645	$109,671	$336,062	$30,401

(a)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Term Loan Facility, as well as amounts due under the FOX Amended Credit Facility. Also reflects the obligation to apply the net proceeds from the sale of FOX stock in August 2013 of approximately $36.9 million if not reinvested within one year of receipt.
(b)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.
(c)	Reflects non-cancelable commitments as of March 31, 2014, including: (i) shareholder distributions of $69.6 million; (ii) management fees of $18.0 million per year over the next five years, and (iii) other obligations including amounts due under employment agreements. Distributions to our shareholders are approved by our Board of Directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.
(d)	The contractual obligation table does not include approximately $8.1 million in liabilities associated with unrecognized tax benefits as of March 31, 2014 as the timing of the recognition of this liability is not certain. The amount of the liability is not expected to significantly change in the next twelve months.

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

Except as set forth below, our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended December 31, 2013, as filed with the SEC.

2014 Annual goodwill impairment testing

Goodwill represents the excess amount of the purchase price over the fair value of the assets acquired. We are required to perform impairment reviews of goodwill balances at each of our Reporting Units (“RU”) at least annually and more frequently in certain circumstances. Each of our businesses represents a RU and Arnold is comprised of three RUs. Each of our RU is subject to impairment review at March 31, 2014, which represents our annual date for impairment testing with the exception of American Furniture. The balance of American Furniture’s goodwill was completely written off in 2011.

At March 31, 2014, we have elected to use the optional qualitative assessment alternative to test goodwill for impairment for each of our RU that maintains a goodwill carrying value. We are currently in the process of evaluating the qualitative factors of each RU to determine that the fair value of a RU exceeds its carrying value (step 0). Preliminary results of the quantitative analysis indicates that the carrying value of these reporting units exceeds their fair value. To date, we have determined that the two of the three RUs at Arnold will require further quantitative testing (step 1) because we could not conclude that the fair value of the RUs exceeds their carrying value based on qualitative factors. Preliminary results of the quantitative analysis indicate that the fair value of these reporting units exceeds their carrying value. We expect to conclude on our goodwill impairment testing during the three months ended June 30, 2014.

2014 Annual indefinite-lived impairment testing

The Financial Accounting Standards Board issued an accounting Standards Update 2012 (“2012 ASU”) in September 2011 that permits companies to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. This ASU is effective for fiscal years beginning after December 15, 2012.

At March 31, 2014 we elected the optional qualitative assessment alternative that permits an entity to consider events and circumstances that could affect the fair value of the indefinite-lived intangible asset and avoid the quantitative test if the entity is able to support a conclusion that the indefinite-lived intangible asset is not impaired. Our indefinite-lived intangible assets consist of trade names with a carrying value of approximately $147.6 million. We are currently in the process of evaluating the qualitative factors of each trade name to determine that the fair value exceeds its carrying value (step 0). Preliminary results of the qualitative analysis indicate that the carrying value of our indefinite-live intangible assets is not impaired. We expect to conclude on our indefinite lived intangible asset impairment testing during the three months ended June 30, 2014.

Contingent Consideration

In connection with the acquisition of Sport Truck, FOX agreed to remit additional consideration to the sellers over the next three years totaling up to $29.3 million based on certain annual financial performance targets being met. Based on preliminary probability and discounted cash flow analysis we have determined that this contingency has a fair value of $19.0 million at March 31, 2014. Should circumstances change or new events arise that were not contemplated in our initial analysis, the resulting change in fair value of the contingent consideration could materially increase or decrease net income in the period of the change. Refer to footnote C to our condensed consolidated financial statements.

Recent Accounting Pronouncements

Refer to footnote B to our condensed consolidated financial statements.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk since December 31, 2013. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

At March 31, 2014, we have several derivative instruments in the form of forward contracts and options that hedge the value of the Eurodollar. The nominal value of these instruments total approximately $2.0 million. Mark-to-market gains or losses from these instruments were not material during the three-months ended March 31, 2014.

ITEM 4. – CONTROLS AND PROCEDURES

As required by Exchange Act Rule 13a-15(b), Holdings’ Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2014. Based on that evaluation, the Holdings’ Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of March 31, 2014.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal proceedings associated with the Company’s and Holdings’ business together with legal proceedings for the businesses have not changed materially from those disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on March 7, 2014.

ITEM 1A. RISK FACTORS

There have been no material changes in those risk factors and other uncertainties associated with the Company and Holdings discussed in the section entitled “Risk Factors” disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 7, 2014.

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

COMPASS DIVERSIFIED HOLDINGS

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Regular Trustee

Date: May 7, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 7, 2014

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