Form 10-Q
period 2014-06-30
Compass Diversified Holdings
filed 2014-08-06
CIK 1345126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2014, there were 48,300,000 shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2014

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

•
the “2011 Credit Facility” refer to a credit agreement (as amended) with a group of lenders led by Toronto Dominion (Texas) LLC, as agent, which provides for the Revolving Credit Facility and the Term Loan Facility;

•	the “2011 Revolving Credit Facility” refer to the $320 million Revolving Credit Facility provided by the 2011 Credit Facility;

•	the "2011 Term Loan Facility" refer to the Term Loan Facility provided by the 2011 Credit Facility;

•
the "2014 Credit Facility" refer to the credit agreement entered into on June 6, 2014 with a group of lenders led by Bank of America N.A. as administrative agent, which provides for a Revolving Credit Facility and a Term Loan Facility;

•	the “2014 Revolving Credit Facility” refer to the $400.0 million Revolving Credit Facility provided by the 2014 Credit Facility that matures in June 2019;

•	the “2014 Term Loan” refer to the $325.0 million Term Loan Facility, as of June 30, 2014, provided by the Credit Facility that matures in June 2021;

•	the “LLC Agreement” refer to the fourth amended and restated operating agreement of the Company dated as of January 1, 2012; and

•	“we,” “us” and “our” refer to the Trust, the Company and the businesses together.

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

PART I
FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

Compass Diversified Holdings
Condensed Consolidated Balance Sheets

(in thousands)	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$115,349	$113,229
Accounts receivable, less allowances of $4,236 at June 30, 2014 and $3,424 at December 31, 2013	137,215	111,736
Inventories	166,723	152,948
Prepaid expenses and other current assets	23,766	21,220
Total current assets	443,053	399,133
Property, plant and equipment, net	70,470	68,059
Goodwill	258,717	246,611
Intangible assets, net	331,121	310,359
Deferred debt issuance costs, less accumulated amortization of $331 at June 30, 2014 and $4,161 at December 31, 2013 (refer to Note G)	13,227	8,217
Other non-current assets	12,852	12,534
Total assets	$1,129,440	$1,044,913
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$65,336	$62,539
Accrued expenses	47,747	55,590
Due to related party	4,399	4,528
Current portion, long-term debt	5,750	2,850
Other current liabilities	4,760	4,623
Total current liabilities	127,992	130,130
Deferred income taxes	57,658	60,024
Long-term debt, less original issue discount	359,986	280,389
Other non-current liabilities	23,483	5,435
Total liabilities	569,119	475,978
Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 48,300 shares issued and outstanding at June 30, 2014 and December 31, 2013	725,453	725,453
Accumulated other comprehensive income	788	693
Accumulated deficit	(276,800)	(252,761)
Total stockholders’ equity attributable to Holdings	449,441	473,385
Noncontrolling interest	110,880	95,550
Total stockholders’ equity	560,321	568,935
Total liabilities and stockholders’ equity	$1,129,440	$1,044,913
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
(in thousands, except per share data)
Net sales	$269,084	$245,775	$515,132	$487,342
Cost of sales	186,542	168,418	356,238	333,612
Gross profit	82,542	77,357	158,894	153,730
Operating expenses:
Selling, general and administrative expense	48,080	40,994	94,253	82,203
Supplemental put expense	—	8,912	—	15,308
Management fees	5,023	4,434	9,758	8,750
Amortization expense	7,678	7,444	15,027	15,074
Impairment expense	—	900	—	900
Operating income	21,761	14,673	39,856	31,495
Other income (expense):
Interest expense, net	(4,810)	(4,188)	(9,382)	(9,527)
Amortization of debt issuance costs	(583)	(526)	(1,153)	(1,011)
Loss on debt extinguishment	(2,143)	(1,785)	(2,143)	(1,785)
Other income (expense), net	106	(343)	290	(16)
Income before income taxes	14,331	7,831	27,468	19,156
Provision for income taxes	2,012	5,875	7,776	13,574
Net income	12,319	1,956	19,692	5,582
Less: Net income attributable to noncontrolling interest	6,600	2,525	9,314	4,557
Net income (loss) attributable to Holdings	$5,719	$(569)	$10,378	$1,025
Basic and fully diluted income (loss) per share attributable to Holdings (refer to Note J)	$0.11	$(0.01)	$0.19	$0.02
Weighted average number of shares of trust stock outstanding – basic and fully diluted	48,300	48,300	48,300	48,300
Cash distributions declared per share (refer to Note J)	$0.36	$0.36	$0.72	$0.72
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
(in thousands)
Net income	$12,319	$1,956	$19,692	$5,582
Other comprehensive income (loss)
Foreign currency translation and other	104	293	95	(425)
Total comprehensive income, net of tax	$12,423	$2,249	$19,787	$5,157
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

(in thousands)	Number of Shares	Amount	Accumulated Deficit	Accum. Other Comprehensive Income (Loss)	Stockholders’ Equity Attrib. to Holdings	Non- Controlling Interest	Total Stockholders’ Equity
Balance — January 1, 2014	48,300	$725,453	$(252,761)	$693	$473,385	$95,550	$568,935
Net income	—	—	10,378	—	10,378	9,314	19,692
Other comprehensive loss – foreign currency translation and other	—	—	—	95	95	—	95
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	6,375	6,375
Effect of subsidiary stock options exercise	—	—	359	—	359	(359)	—
Distributions paid	—	—	(34,776)	—	(34,776)	—	(34,776)
Balance — June 30, 2014	48,300	$725,453	$(276,800)	$788	$449,441	$110,880	$560,321
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$19,692	$5,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	9,507	8,050
Amortization expense	15,027	15,074
Impairment expense	—	900
Amortization of debt issuance costs and original issue discount	1,699	1,666
Loss on debt extinguishment	2,143	1,785
Supplemental put expense	—	15,308
Unrealized (gain) loss on interest rate and foreign currency derivatives	273	(481)
Noncontrolling stockholder stock based compensation	2,969	2,312
Excess tax benefit from subsidiary stock options exercised	(1,662)	—
Deferred taxes	(2,935)	(1,573)
Other	228	46
Changes in operating assets and liabilities, net of acquisition:
Increase in accounts receivable	(24,105)	(26,148)
Increase in inventories	(5,056)	(15,843)
Increase in prepaid expenses and other current assets	(3,389)	(3,667)
Increase (decrease) in accounts payable and accrued expenses	(3,071)	24,991
Payment of profit allocation	—	(5,603)
Net cash provided by operating activities	11,320	22,399
Cash flows from investing activities:
Acquisitions, net of cash acquired	(43,014)	—
Purchases of property and equipment	(7,601)	(9,008)
Payment of interest rate swap	(996)	—
Proceeds from sale leaseback transaction	—	4,372
Other investing activities	29	272
Net cash used in investing activities	(51,582)	(4,364)
Cash flows from financing activities:
Borrowings under credit facility	388,000	70,000
Repayments under credit facility	(307,000)	(48,350)
Distributions paid	(34,776)	(34,776)
Net proceeds provided by noncontrolling shareholders	1,750	—
Distributions paid to noncontrolling shareholders	—	(3,090)
Debt issuance costs	(7,370)	(1,843)
Excess tax benefit from subsidiary stock options exercised	1,662	—
Other	(35)	(69)
Net cash provided by (used in) financing activities	42,231	(18,128)
Foreign currency impact on cash	151	(300)
Net increase (decrease) in cash and cash equivalents	2,120	(393)
Cash and cash equivalents — beginning of period	113,229	18,241
Cash and cash equivalents — end of period	$115,349	$17,848
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2014

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
The Company is a controlling owner of eight businesses, or reportable operating segments, at June 30, 2014. The segments are as follows: CamelBak Acquisition Corp. (“CamelBak”), The Ergo Baby Carrier, Inc. (“Ergobaby”), Fox Factory, Inc. (“FOX”), Liberty Safe and Security Products, Inc. (“Liberty Safe” or “Liberty”), Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), American Furniture Manufacturing, Inc. (“AFM” or “American Furniture”), AMT Acquisition Corporation (“Arnold” or “Arnold Magnetics”) and Tridien Medical, Inc. (“Tridien”). Refer to Note D for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability company (“CGM” or the “Manager”), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a management services agreement (“MSA”).

Note B — Presentation and principles of consolidation
The condensed consolidated financial statements for the three and six month periods ended June 30, 2014 and June 30, 2013, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
FOX Initial Public Offering
On August 13, 2013, the Company’s FOX operating segment completed an initial public offering of its common stock pursuant to a registration statement on Form S-1 (the "FOX IPO"). FOX sold 2,857,143 of its shares, and certain of its shareholders, including the Company, sold 7,000,000 shares at an initial offering price of $15.00 per share. FOX trades on the NASDAQ stock market under the ticker “FOXF”. The Company’s ownership interest in FOX was reduced from 75.8% to 53.9% on a primary basis and from 70.6% to 49.8% on a fully diluted basis as a result of the FOX IPO.

Recently Adopted Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update intended to provide guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The accounting standard was effective for the Company on January 1, 2014. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.
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

Recently Issued Accounting Pronouncements
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

In May 2014, the FASB issued a comprehensive new revenue recognition standard. The new standard outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries, jurisdictions and capital markets and also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Note C — Acquisition
On March 31, 2014, the Company’s majority owned subsidiary, FOX, acquired certain assets and assumed certain liabilities of Sport Truck USA, Inc. (“Sport Truck”) a privately held global distributor, primarily of its own branded aftermarket suspension solutions and a reseller of FOX products. The transaction was accounted for as a business combination. FOX paid cash consideration of approximately $40.8 million, which is subject to certain working capital adjustments in accordance with the asset purchase agreement. Certain members of Sport Truck’s executive committee have agreed to refund up to $1.4 million of the proceeds from the sale, on a graduated basis, if they terminate their employment prior to March 31, 2017. As a result, such payments have been excluded from the acquisition consideration, and will be recognized as compensation expense over the three year service period. As of June 30, 2014, prepaid compensation expense of $0.5 million and $0.8 million is included in prepaid expenses and other current assets and other non-current assets, respectively, in the accompanying condensed consolidated balance sheet. The transaction was financed with debt and includes a potential earn-out opportunity of up to a maximum of $29.3 million payable over the next three years contingent upon the achievement of certain performance based financial targets. The contingent consideration was fair valued at $19.0 million, based on probability weighted models. Refer to Note I — “Fair value measurements.” FOX will continue to assess the probability that the performance based financial targets will be met, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled. The total consideration was increased by the effective settlement of trade receivables of approximately $0.5 million.

The purchase price of Sport Truck is allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of March 31, 2014 with the excess purchase price allocated to goodwill. The allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed is as follows:

Sport Truck	Amounts Recognized as of Acquisition Date
(in thousands)
Assets:
Cash	$—
Accounts receivable, net	1,240
Inventory	8,540
Property, plant and equipment	4,488
Intangible assets	35,270
Goodwill (1)	11,962
Other assets	754
Total assets	$62,254

Liabilities:
Current liabilities	$1,976
Total liabilities	$1,976
Net assets acquired	$60,278

(1) Goodwill is expected to be deductible for tax purposes.

Acquisition Consideration
(in thousands)
Cash	$40,770
Settlement of pre-existing accounts	473
Contingent consideration	19,035
Total consideration at closing	$60,278
The intangible assets recorded in connection with the Sport Truck acquisition are as follows (in thousands):

Intangible assets	Amount	Estimated Useful Life
Customer relationships	$19,000	15
Trade name	16,270	Indefinite
	$35,270
The values assigned to the identifiable intangible assets were determined by discounting the estimated future cash flows associated with these assets to their present value. The goodwill of $12.0 million reflects the strategic fit of Sport Truck with FOX’s operations. Sport Truck is well-aligned with FOX’s mission of improving vehicle performance, delivering best in-class service, and entering into strategic and adjacent markets. FOX incurred approximately $0.2 million and $1.2 million in transaction costs for the three and six months ended June 30, 2014 in connection with the acquisition of Sport Truck, which were expensed as incurred and included in selling, general and administrative expense in the accompanying condensed consolidated income statement.

Note D — Operating segment data
At June 30, 2014, the Company had eight reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

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

•
Ergobaby is a premier designer, marketer and distributor of wearable baby carriers and related baby wearing products, as well as infant travel systems (strollers, car seats and accessories). Ergobaby offers a broad range of wearable baby carriers, infant travel systems and related products that are sold through more than 450 retailers and web shops in the United States and throughout the world. Ergobaby has two main product lines: baby carriers (baby carriers and accessories) and infant travel systems (strollers, car seats and accessories). Ergobaby is headquartered in Los Angeles, California.

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

•
American Furniture is a low cost manufacturer of upholstered furniture sold to major and mid-sized retailers. American Furniture operates in the promotional-to-moderate priced upholstered segment of the furniture industry, which is characterized by affordable prices, fresh designs and fast delivery to the retailers. American Furniture was founded in 1998 and focuses on 3 product categories: (i) stationary, (ii) motion (reclining sofas/loveseats) and (iii) recliners. AFM is headquartered in Ecru, Mississippi and its products are sold in the United States.

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
A disaggregation of the Company’s consolidated revenue and other financial data for the three and six months ended June 30, 2014 and 2013 is presented below (in thousands):

Net sales of operating segments	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
CamelBak	$40,879	$34,511	$79,649	$77,266
Ergobaby	19,467	16,420	39,039	32,627
FOX	86,373	70,316	142,481	125,195
Liberty	18,957	31,854	47,852	61,586
ACI	21,286	22,667	42,148	44,431
American Furniture	32,651	22,225	67,491	53,041
Arnold Magnetics	32,767	32,651	63,446	63,024
Tridien	16,704	15,131	33,026	30,172
Total	269,084	245,775	515,132	487,342
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—	—	—
Total consolidated revenues	$269,084	$245,775	$515,132	$487,342

International Revenues	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
CamelBak	$8,817	$6,740	$19,015	$15,812
Ergobaby	10,588	8,529	21,693	17,680
FOX	47,231	43,868	79,306	79,841
Arnold Magnetics	15,321	15,213	29,588	30,145
	$81,957	$74,350	$149,602	$143,478

Profit (loss) of operating segments(1)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
CamelBak	$5,829	$3,888	$11,684	$12,826
Ergobaby	4,228	3,250	8,558	5,964
FOX	11,736	10,143	16,483	16,205
Liberty	(2,247)	3,319	(537)	6,176
ACI	5,179	6,323	10,581	12,230
American Furniture	1,017	(221)	2,137	352
Arnold Magnetics	2,636	3,159	4,060	4,769
Tridien	523	(163)	1,158	591
Total	28,901	29,698	54,124	59,113
Reconciliation of segment profit to consolidated income from continuing operations before income taxes:
Interest expense, net	(4,810)	(4,188)	(9,382)	(9,527)
Other income, net	106	(343)	290	(16)
Corporate and other (2)	(9,866)	(17,336)	(17,564)	(30,414)
Total consolidated income from continuing operations before income taxes	$14,331	$7,831	$27,468	$19,156

(1)	Segment profit (loss) represents operating income (loss).

(2)	Primarily relates to fair value adjustments related to the supplemental put liability during 2013, management fees expensed and payable to CGM and corporate overhead expenses during 2014 and 2013.

Accounts receivable	June 30, 2014	December 31, 2013
CamelBak	$30,743	$18,054
Ergobaby	9,010	8,626
FOX	39,837	34,197
Liberty	9,685	13,029
ACI	6,259	5,542
American Furniture	16,872	11,502
Arnold Magnetics	20,248	16,922
Tridien	8,797	7,288
Total	141,451	115,160
Reconciliation of segment to consolidated totals:
Corporate and other	—	—
Total	141,451	115,160
Allowance for doubtful accounts	(4,236)	(3,424)
Total consolidated net accounts receivable	$137,215	$111,736

	Goodwill June 30,	Goodwill Dec. 31,	Identifiable Assets June 30,	Identifiable Assets Dec. 31,	Depreciation and Amortization Expense Three months ended June 30,		Depreciation and Amortization Expense Six months ended June 30,
	2014	2013	2014(1)	2013(1)	2014	2013	2014	2013
Goodwill and identifiable assets of operating segments
CamelBak	$5,546	$5,546	$208,997	$218,081	$3,475	$3,243	$6,849	$6,439
Ergobaby	41,664	41,664	63,690	65,838	957	905	1,906	1,816
FOX	43,887	31,924	155,231	93,700	2,495	1,928	4,533	3,813
Liberty	32,827	32,684	42,419	49,247	1,557	1,470	3,081	3,220
ACI	57,615	57,615	20,014	22,044	1,278	1,203	2,558	2,408
American Furniture	—	—	33,991	32,851	41	46	100	89
Arnold Magnetics	51,767	51,767	83,866	87,921	2,113	2,080	4,211	4,059
Tridien	16,762	16,762	15,699	15,324	633	556	1,296	1,124
Total	250,068	237,962	623,907	585,006	12,549	11,431	24,534	22,968
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	109,601	101,560	—	82	—	156
Amortization of debt issuance costs and original issue discount	—	—	—	—	835	821	1,699	1,666
Goodwill carried at Corporate level (2)	8,649	8,649	—	—	—	—	—	—
Total	$258,717	$246,611	$733,508	$686,566	$13,384	$12,334	$26,233	$24,790

(1)	Does not include accounts receivable balances per schedule above.

(2)
Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the segments. This amount is allocated back to the respective segments for purposes of goodwill impairment testing.

Note E — Property, plant and equipment and inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Machinery and equipment	$102,457	$90,717
Office furniture, computers and software	9,728	11,385
Leasehold improvements	13,837	15,354
Buildings and land	3,652	425
	129,674	117,881
Less: accumulated depreciation	(59,204)	(49,822)
Total	$70,470	$68,059
Depreciation expense was $4.9 million and $9.5 million for the three and six months ended June 30, 2014, respectively, and $4.1 million and $8.1 million for the three and six months ended June 30, 2013, respectively.
Inventory
Inventory is comprised of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Raw materials and supplies	$91,143	$74,325
Work-in-process	14,686	13,579
Finished goods	71,616	73,664
Less: obsolescence reserve	(10,722)	(8,620)
Total	$166,723	$152,948

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
2014 Annual goodwill impairment testing
At March 31, 2014, the Company elected to use the qualitative assessment alternative to test goodwill for impairment for each of the reporting units that maintain a goodwill carrying value. The Company determined that two of Arnold’s three reporting units required further quantitative testing (Step 1) since the Company could not conclude that the fair value of Arnold’s reporting units exceeded their carrying values based solely on qualitative factors. Results of the quantitative analysis indicated that the fair value of these reporting units exceeds their carrying value.

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

A reconciliation of the change in the carrying value of goodwill for the six months ended June 30, 2014 and the year ended December 31, 2013, is as follows (in thousands):

	Six months ended June 30, 2014	Year ended December 31, 2013
Beginning balance:
Goodwill	$299,514	$298,962
Accumulated impairment losses	(52,903)	(41,435)
	246,611	257,527
Impairment losses	—	(11,468)
Acquisition of businesses (1)	12,106	552
Total adjustments	12,106	(10,916)
Ending balance:
Goodwill	311,620	299,514
Accumulated impairment losses	(52,903)	(52,903)
	$258,717	$246,611

(1)	Primarily relates to add-on acquisitions by FOX in the fourth quarter of 2013 and the first quarter of 2014.
Other intangible assets
2014 Annual indefinite lived impairment testing
At March 31, 2014, the Company elected to use the qualitative assessment alternative to test indefinite lived intangible assets for impairment for each of the reporting units that maintain indefinite lived intangible assets. Results of the qualitative analysis indicate that the carrying value of the Company’s indefinite-lived intangible assets did not exceed their fair value.

Other intangible assets are comprised of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013	Weighted Average Useful Lives
Customer relationships	$211,615	$192,387	13
Technology and patents	90,066	89,443	8
Trade names, subject to amortization	7,722	7,595	8
Licensing and non-compete agreements	7,768	7,736	5
Distributor relations and other	606	606	5
	317,777	297,767
Accumulated amortization:
Customer relationships	(73,667)	(64,752)
Technology and patents	(49,733)	(44,703)
Trade names, subject to amortization	(2,969)	(1,895)
Licensing and non-compete agreements	(7,192)	(6,798)
Distributor relations and other	(606)	(606)
Total accumulated amortization	(134,167)	(118,754)
Trade names, not subject to amortization	147,511	131,346
Total intangibles, net	$331,121	$310,359

Amortization expense related to intangible assets was $7.7 million and $15.0 million for the three and six months ended June 30, 2014, respectively, and $7.4 million and $15.1 million for the three and six months ended June 30, 2013, respectively. Estimated charges to amortization expense of intangible assets over the next five years, is as follows, (in thousands):

July 1, 2014 through Dec. 31, 2014	$14,138
2015	25,825
2016	18,415
2017	15,418
2018	14,497
$88,293

Note G — Debt
2011 Credit Agreement
On October 27, 2011, the Company entered into a Credit Agreement with a group of lenders led by TD Securities for a $515 million credit facility, with an optional $135 million increase (the "2011 Credit Facility"). The 2011 Credit Facility provided for (i) a revolving line of credit of $290 million which was subsequently increased to $320 million (the "2011 Revolving Credit Facility"), and (ii) a $225 million term loan which was subsequently increased to $279 million (the "2011 Term Loan"). The 2011 Term Loan was issued at an original issuance discount of 96%. Amounts borrowed under the 2011 Revolving Credit Facility bore interest based on a leverage ratio defined in the credit agreement at either LIBOR plus a margin ranging from 2.50% to 3.50%, or base rate plus a margin ranging from 1.50% to 2.50%. Amounts outstanding under the 2011 Term Loan bore interest at LIBOR plus 4.00% with a LIBOR floor of 1.00%, or base rate plus a margin ranging from 1.50% to 2.50%. The 2011 Revolving Credit Facility was set to mature in October 2016, and the 2011 Term Loan required quarterly payments of approximately $0.71 million, with the final payment of all remaining outstanding principle and interest due in October 2017. The 2011 Credit Facility was terminated in June 2014. The Company was required to pay commitment fees of 1% per annum of the unused portion of the 2011 Revolving Credit Facility.

2014 Credit Agreement

On June 6, 2014, the Company obtained a $725 million credit facility from a group of lenders (the “2014 Credit Facility”) led by Bank of America N.A. as Administrative Agent. The 2014 Credit Facility provides for (i) a revolving credit facility of $400 million (the “2014 Revolving Credit Facility”) and (ii) a $325 million term loan (the “2014 Term Loan”). The 2014 Credit Facility permits the Company to increase the 2014 Revolving Credit Facility commitment and/ or obtain additional term loans in an aggregate of up to $200 million.

2014 Revolving Credit Facility

The 2014 Revolving Credit Facility will become due in June 2019. The Company can borrow, prepay and reborrow principal under the 2014 Revolving Credit Facility from time to time during its term. Advances under the 2014 Revolving Credit Facility can be either LIBOR rate loans or base rate loans. LIBOR rate revolving loans bear interest at a rate per annum equal to the London Interbank Offered Rate (the “LIBOR Rate”) plus a margin ranging from 2.00% to 2.75% based on the ratio of consolidated net indebtedness to adjusted consolidated earnings before interest expense, tax expense and depreciation and amortization expenses (the “Consolidated Leverage Ratio”). Base rate revolving loans bear interest at a fluctuating rate per annum equal to the greatest of (i) the prime rate of interest, (ii) the Federal Funds Rate plus 0.5% or (iii) LIBOR Rate plus 1% (the “Base Rate”), plus a margin ranging from 1.00% to 1.75% based upon the Consolidated Leverage Ratio.

2014 Term Loan

The 2014 Term Loan expires in June 2021 and requires quarterly payments of approximately $0.81 million commencing September 30, 2014, with a final payment of all remaining principal and interest due on June 6, 2021. The 2014 Term Loan was issued at an original issue discount of 99.5% of par value and bears interest at either the applicable LIBOR Rate plus 3.25% per annum, or Base Rate plus 2.25% per annum. The LIBOR Rate applicable to both base rate loans and LIBOR rate loans shall in no event be less than 1.00% at any time. The initial term loan was advanced as a LIBOR rate loan.

Use of Proceeds
The proceeds of the 2014 Term Loan Facility and advances under the 2014 Revolving Credit Facility were/will be used to (i) refinance existing indebtedness of the Company, (ii) pay fees and expense, (iii) fund acquisitions of additional businesses, (iv) fund working capital needs and (v) to fund permitted distributions. The Company used approximately $290.0 million of the 2014 Term Loan Facility proceeds to pay all amounts outstanding under the 2011 Credit Agreement and to pay the closing costs. In addition, approximately $1.2 million of the 2014 Revolving Credit Facility commitment was utilized in connection with the issuance of letters of credit.

Other

The 2014 Credit Facility provides for sub-facilities under the 2014 Revolving Credit Facility pursuant to which an aggregate amount of up to $100.0 million in letters of credit may be issued, as well as swing line loans of up to $25.0 million outstanding at one time. The issuance of such letters of credit and the making of any swing line loan reduces the amount available under the 2014 Revolving Credit Facility. The Company will pay (i) commitment fees on the unused portion of the 2014 Revolving Credit Facility ranging from 0.45% to 0.60% per annum based on its Consolidated Leverage Ratio, (ii) quarterly letter of credit fees, and (iii) administrative and agency fees. In connection with entering into the 2014 Credit Facility in which the loan syndication consisted of previous members of the syndication under the 2011 Credit Facility who either maintained or increased their position as well as new syndication members, the debt issuance costs associated with the 2011 Credit Facility and the 2014 Credit Facility have been classified as either debt modification costs which have been capitalized and will be amortized over the term of the 2014 Credit Facility, or debt extinguishment costs which have been recorded as an expense in the accompanying condensed consolidated statement of operations. The Company paid debt issuance costs of $7.3 million in connection with the 2014 Credit Facility (of which $0.2 million was expensed as debt modification and extinguishment costs and $7.1 million is being amortized over the term of the related debt in the 2014 Credit Facility) and recorded additional debt modification and extinguishment costs of $2.1 million to write-off previously capitalized debt issuance costs. The 2014 Revolving Credit Facility and the 2014 Term Loan are secured by all of the assets of the Company, including all of its equity interests in, and loans to, its subsidiaries (with the exception of FOX - see “FOX Credit Facility” below).

Availability under the 2014 Revolving Credit Facility was approximately $388.4 million at June 30, 2014. Letters of credit outstanding at June 30, 2014 totaled approximately $1.2 million. At June 30, 2014, the Company was in compliance with all covenants in the 2014 Credit Agreement.
FOX Credit Facility
FOX entered into a $60 million revolving credit facility with SunTrust Bank and other lenders (the “FOX Credit Facility”) in August 2013 in connection with the FOX IPO. In March 2014, FOX amended the FOX Credit Facility in connection with the FOX acquisition of Sport Truck (the “FOX Amended Credit Agreement”). The FOX Amended Credit Agreement added FOX’s wholly owned subsidiary, ST USA Holding Corp., as a borrower, extended the term through March 31, 2019, and provided for a term loan facility of $50 million, in addition to the $60 million revolving credit facility which includes up to $10 million in letters of credit, up to $5 million in swingline loans. The facility is secured by substantially all of FOX’s tangible and intangible personal property. The term loan facility requires quarterly payments of approximately $0.6 million from June 30, 2014 through March 31, 2016, $0.9 million from June 30, 2016 through March 31, 2018, $1.3 million from June 30, 2018 through December 31, 2018, with the final payment of principal and interest due March 31, 2019. The proceeds of the term loan were used, in part, to fund the purchase of Sport Truck and to pay down existing amounts outstanding under the revolving credit facility.
The term loan and advances under the revolving credit portion of the FOX Amended Credit Agreement bear interest at either LIBOR plus an applicable margin ranging from 1.50% to 2.50%, or the Prime Rate, plus an applicable margin ranging from 0.50% to 1.50%. In addition to interest on amounts borrowed under the FOX Amended Credit Agreement, FOX will pay a quarterly commitment fee on the unused portion of the commitment as defined in the FOX Amended Credit Agreement, which can range from 0.20% to 0.30%. FOX is subject to certain customary affirmative and restrictive covenants arising under the FOX Credit Facility. In addition, FOX is required to maintain certain financial covenants, including a maximum total leverage ratio and a fixed charge coverage ratio. FOX was in compliance with applicable covenants of the FOX Amended Credit Agreement as of June 30, 2014.

The following table provides the Company’s debt holdings at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Revolving Credit Facility	$—	$—
FOX Revolving Credit Facility	—	8,000
FOX Term Loan	45,375	—
Term Loan	325,000	279,750
Original issue discount	(4,639)	(4,511)
Total debt	$365,736	$283,239
Less: Current portion, term loan facilities	(5,750)	(2,850)
Less: Current portion, revolving credit facilities	—	—
Long term debt	$359,986	$280,389

Note H — Derivative instruments and hedging activities
The 2011 Credit Agreement required the Company to hedge the interest on 50 percent of the outstanding debt under the 2011 Term Loan. The Company purchased the following derivative on October 31, 2011:

•
A three-year interest rate swap (the “Swap”) with a notional amount of $200 million effective January 1, 2014 through March 31, 2016. The agreement requires the Company to pay interest on the notional amount at the rate of 2.49% in exchange for the 3-month LIBOR rate, with a floor of 1.5%. At June 30, 2014, the Swap had a fair value loss of $3.4 million. The fair value is reflected in other current liabilities of $2.0 million and other non-current liabilities of $1.4 million with its periodic mark-to-market value reflected as a component of interest expense.

The Company did not elect hedge accounting for the above derivative transaction and as a result, periodic mark-to-market changes in fair value are reflected as a component of interest expense in the consolidated statement of operations.

Note I — Fair value measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at June 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at June 30, 2014
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Call option of noncontrolling shareholder (1)	$25	$—	$—	$25
Put option of noncontrolling shareholders (2)	50	—	—	50
Contingent consideration - Sport Truck (3)	19,035	—	—	19,035
Interest rate swap	3,392	—	3,392	—
Total recorded at fair value	$22,502	$—	$3,392	$19,110

(1)	Represents a noncontrolling shareholder’s call option to purchase additional common stock in Tridien.

(2)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition.

(3)	Represents contingent purchase price consideration in connection with the Company’s FOX subsidiary’s acquisition of Sport Truck on March 31, 2014.

	Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$—	$—	$—	$—
Liabilities:
Call option of noncontrolling shareholder (1)	25	—	—	25
Put option of noncontrolling shareholders (2)	50	—	—	50
Interest rate swap	4,126	—	4,126	—
Total recorded at fair value	$4,201	$—	$4,126	$75
Reconciliations of the change in the carrying value of our Level 3 fair value measurements from January 1, 2014 through June 30, 2014 and from January 1, 2013 through June 30, 2013 are as follows (in thousands):

	2014	2013
Balance at January 1	$75	$51,673
Supplemental put expense (1)	—	6,396
Contingent consideration - Sport Truck	19,035	—
Balance at March 31	$19,110	$58,069
Supplemental put expense (1)	—	8,912
Payment of supplemental put liability	—	(5,603)
Balance at June 30	$19,110	$61,378

(1)	As a result of the termination of the Supplemental Put Agreement on July 1, 2013, the Company has derecognized the supplemental put liability.
Valuation Techniques
The Company has not changed its valuation techniques in measuring the fair value of any of its financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Contingent Consideration
FOX entered into a contingent consideration arrangement in connection with the purchase of Sport Truck on March 31, 2014. The earnout provision provides for the payments of cash of up to $29.3 million upon achievement of adjusted EBITDA targets by the acquired business through 2016. The contingent consideration was valued at $19.0 million using Level 3 unobservable inputs, primarily probability weighted models.

2014 Term Loan
At June 30, 2014, the carrying value of the principal under the Company’s outstanding 2014 Term Loan, including the current portion, was $325.0 million, which approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company's net leverage ratio. The estimated fair value of the outstanding 2014 Term Loan is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 in the fair value hierarchy.

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

Allocation Interests
The Allocation Interests represent the original equity interest in the Company. The holders of the Allocation Interests (“Holders”) are entitled to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The distributions of the profit allocation is paid upon the occurrence of the sale of a material amount of capital stock or assets of one of the Company’s businesses (“Sale Event”) or, at the option of the Holders, at each five year anniversary date of the acquisition of one of the Company’s businesses (“Holding Event”). The Manager, as the original holder of the Allocation Interests, previously had the right to cause the Company to purchase the Allocation Interests upon termination of the MSA in accordance with a Supplemental Put Agreement. On July 1, 2013, the Company and the Manager amended the MSA to provide for certain modifications related to the Manager’s registration as an investment advisor under the Investment Advisor’s Act of 1940, as amended (the “Advisor’s Act”). In connection with the amendment resulting from the Managers’ registration as an investment advisor under the Advisor’s Act, the Company and the Manager agreed to terminate the Supplemental Put Agreement. The Company historically recorded the obligation associated with the Supplemental Put agreement as a liability that represented the amount the Company would have to pay to physically settle the purchase of the Allocation Interests upon termination of the MSA. As a result of the termination of the Supplemental Put Agreement, the Company currently records distributions of the profit allocation to the Holders upon occurrence of a Sale Event or Holding Event as dividends declared on Allocation Interests to stockholders’ equity when they are approved by the Company’s board of directors.
Earnings per share
Prior to the termination of the Supplemental Put Agreement, basic and diluted earnings per share attributable to Holdings were calculated on a weighted average basis. Since the termination of the Supplemental Put Agreement, basic and diluted earnings per share is calculated using the two-class method which requires the Company to allocate participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2014 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.
Basic and diluted earnings per share for the three and six months ended June 30, 2014 is calculated as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Net income attributable to Holdings	$5,719	$10,378
Less: Effect of contribution based profit - Holding Event	573	1,196
Net income from Holdings attributable to Trust shares	$5,146	$9,182

Basic and diluted weighted average shares outstanding	48,300	48,300
Net income per share - basic and fully diluted	$0.11	$0.19

Distributions

•	On January 30, 2014, the Company paid a distribution of $0.36 per share to holders of record as of January 23, 2014. This distribution was declared on January 9, 2014.

•	On April 30, 2014, the Company paid a distribution of $0.36 per share to holders of record as of April 23, 2014. This distribution was declared on April 10, 2014.

•	On July 30, 2014, the Company paid a distribution of $0.36 per shares to holders of record as of July 23, 2014. This distribution was declared on July 10, 2014.

Note K — Warranties
The Company’s CamelBak, Ergobaby, FOX, Liberty and Tridien operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. A reconciliation of the change in the carrying value of the Company’s warranty liability for the six months ended June 30, 2014 and the year ended December 31, 2013 is as follows (in thousands):

	Six Months Ended June 30, 2014	Year ended December 31, 2013
Warranty liability:
Beginning balance	$5,815	$6,410
Accrual	2,189	6,713
Warranty payments	(1,706)	(7,308)
Ending balance	$6,298	$5,815

Note L — Noncontrolling interest

Noncontrolling interest represents the portion of the Company’s majority-owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of June 30, 2014 and December 31, 2013:

	% Ownership (1) June 30, 2014		% Ownership (1) December 31, 2013
	Primary	Fully Diluted	Primary	Fully Diluted
CamelBak	89.9	79.7	89.9	79.7
Ergobaby	81.0	74.3	81.0	75.0
FOX (refer to Note B)	53.3	49.3	53.9	49.8
Liberty	96.2	84.8	96.2	84.8
ACI	69.4	69.3	69.4	69.4
American Furniture	99.9	99.9	99.9	99.9
Arnold Magnetics	96.7	87.2	96.7	87.2
Tridien	81.3	64.7	81.3	66.5

(1) The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	June 30, 2014	December 31, 2013
CamelBak	$14,329	$13,519
Ergobaby	13,519	12,571
FOX	76,683	64,949
Liberty	2,473	2,339
ACI	(1,042)	(2,529)
American Furniture	260	260
Arnold Magnetics	1,890	1,808
Tridien	2,668	2,533
Allocation Interests	100	100
	$110,880	$95,550

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
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the six months ended June 30, 2014 and 2013 are as follows:

	Six months ended June 30,
	2014	2013
United States Federal Statutory Rate	35.0%	35.0%
Foreign and State income taxes (net of Federal benefits) (1)	(10.0)	6.0
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (2)	8.7	30.6
Impact of subsidiary employee stock options	0.6	1.1
Domestic production activities deduction	(2.8)	(3.5)
Non-recognition of NOL carryforwards at subsidiaries	(0.9)	0.6
Other	(2.3)	1.1
Effective income tax rate	28.3%	70.9%

(1)
During the quarter ended June 30, 2014, the Company's FOX operating segment recognized a discrete tax benefit of $3.8 million related to the apportionment of income amongst the jurisdictions where FOX does business. The benefit relates to the tax years 2009 through 2013 and results from a detailed study of FOX's business practice undertaken as a result of a series of legal interpretations regarding apportionment laws and court cases, and includes the impact of a reduction in the rate used to measure FOX's deferred tax liability and unrecognized tax benefit. The benefit has been accounted for as a change in estimate, and FOX anticipates filing amended state tax returns in the affected jurisdictions.

(2)	The effective income tax rate for all periods includes a significant loss at the Company's parent which is taxed as a partnership.

Note N — Defined Benefit Plan
In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $1.2 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at June 30, 2014. Net periodic benefit cost consists of the following for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Service cost	$118	$114	$236	$228
Interest cost	75	70	151	141
Expected return on plan assets	(83)	(208)	(280)	(355)
Net periodic benefit cost	$110	$(24)	$107	$14
During the three months and six months ended June 30, 2014, Arnold has contributed $0.1 million and $0.3 million to the plan, respectively. For the remainder of 2014, the expected contribution to the plan will be approximately $0.3 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at June 30, 2014 were considered Level 3.

Note O - Subsequent Event
On July 10, 2014, the Company’s FOX operating segment, which completed an initial public offering of its shares in August 2013, used a registration statement on Form S-1 under the Securities Act filed with the Securities and Exchange Commission (the "SEC") for a public offering of its common stock (the “FOX Secondary Offering”) held by certain shareholders (the "Selling Stockholders").  The Selling Stockholders sold 5,750,000 shares of FOX common stock in the FOX Secondary Offering, which included an underwriters’ option to purchase an additional 750,000 shares, at an offering price of $15.50 per share.  CODI sold 4,466,569 shares of FOX common stock, including 633,955 shares sold in connection with the underwriters’ exercise of their full option to purchase additional shares of common stock, and received net proceeds from the sale of approximately $65.5 million. FOX did not receive any proceeds from the FOX Secondary Offering.
As a result of the sale of the shares by the Company in the FOX Secondary Offering, the Company’s ownership interest in FOX will decrease to approximately 41%, which will result in the deconsolidation of the FOX operating segment in the Company’s consolidated financial statements effective as of the date of the FOX Secondary Offering. The Company has elected to account for its investment in FOX at fair value using the equity method beginning on the date the investment became subject to the equity method of accounting. The Company uses the equity method of accounting when it has the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. For equity method investments which the Company has elected to measure at fair value, unrealized gains and losses are reported in the consolidated statement of operations as income (loss) from equity method investments.
Subsequent to the sale of the shares of FOX common stock by the Company, the Company will own approximately 15.1 million shares of FOX common stock, which had a fair value of $234.2 million at July 10, 2014 based on the offering price per share. The Company will recognize a gain in the quarter ended September 30, 2014 of approximately $76.5 million related to the shares that were sold in connection with the FOX Secondary Offering, and a gain of approximately $187.8 million related to the Company’s retained interest in FOX, for a total gain of approximately $264.2 million.

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

2014 Highlights

Debt Refinancing
On June 6, 2014 we obtained a $725 million credit facility led by Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer for a group of lenders. The 2014 Credit Facility provides for (i) revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $400 million, and (ii) a $325 million term loan. The 2014 Term Loan was issued at an original issuance discount of 99.5% of par value. The 2014 Term Loan requires quarterly payments of $812,500 commencing September 30, 2014 with a final payment of all remaining principal and interest due on June 6, 2021, which is the 2014 Term Loan maturity date. All amounts outstanding under the 2014 Revolving Credit Facility will become due on June 6, 2019, which is the maturity date of loans advanced under the 2014 Revolving Credit Facility and the termination date of the revolving loan commitment. The 2014 Credit Facility also permits us, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain additional term loans in an aggregate amount of up to $200 million subject to certain restrictions and conditions.
We used approximately $290.0 million of the 2014 Term Loan proceeds to pay all amounts outstanding under the 2011 Credit Facility and to pay the closing costs. In addition, at closing, approximately $1.2 million of the revolving loan commitment was utilized in connection with the issuance of letters of credit.
Advances under the 2014 Revolving Credit Facility will be used to finance working capital, capital expenditures and other general corporate purposes (including to fund acquisitions of additional businesses, permitted distributions and loans to our businesses and, in the case of any incremental loans that are term loans, to repay amounts outstanding under the 2014 Revolving Credit Facility.

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

Sale of FOX common stock
On July 10, 2014, 5,750,000 shares of FOX common stock, held by certain FOX shareholders, including us, were sold in a secondary offering at a price of $15.50 per share for total net proceeds to selling shareholders of approximately $84.4 million.
As a selling shareholder we sold a total of 4,466,569 shares of FOX common stock, including 633,955 shares sold in connection with underwriters’ exercise of the over-allotment option in full, for total net proceeds of approximately $65.5 million. Upon completion of the offering, our ownership in FOX was lowered from approximately 53% to 41%, or 15,108,718 shares of FOX’s common stock and as a result we anticipate deconsolidating FOX as of July 10, 2014 which is consistent with our intention to streamline our consolidated financial reporting. In connection with the FOX deconsolidation we expect to record a gain of approximately $264 million in the quarter ended September 30, 2014.

Outlook
Middle market deal flow in the first half of 2014 increased relative to 2013, both in terms of quantity and quality, in part due to attractive valuations for sellers. High valuation levels continue to be driven by the availability of debt capital with favorable terms and financial and strategic buyers seeking to deploy available equity capital.

We are dependent on the earnings of, and cash receipts from, the businesses that we own to meet our corporate overhead and management fee expenses and to pay distributions. These earnings and distributions, net of any minority interests in these businesses, will be available:

     First, to meet capital expenditure requirements, management fees and corporate overhead expenses;

     Second, to fund distributions from the businesses to the Company; and

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

In the following results of operations, we provide (i) our actual consolidated results of operations for the three and six months ended June 30, 2014 and 2013, which includes the historical results of operations of our businesses (operating segments) from the date of acquisition and (ii) comparative results of operations for each of our businesses on a stand-alone basis for the three and six months ended June 30, 2014 and 2013.
Consolidated Results of Operations – Compass Diversified Holdings and Compass Group Diversified Holdings LLC

(in thousands)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net sales	$269,084	$245,775	$515,132	$487,342
Cost of sales	186,542	168,418	356,238	333,612
Gross profit	82,542	77,357	158,894	153,730
Selling, general and administrative expense	48,080	40,994	94,253	82,203
Supplemental put expense	—	8,912	—	15,308
Fees to manager	5,023	4,434	9,758	8,750
Amortization of intangibles	7,678	7,444	15,027	15,074
Impairment expense	—	900	—	900
Operating income	$21,761	$14,673	$39,856	$31,495

Net sales
On a consolidated basis, net sales for the three months ended June 30, 2014 increased by approximately $23.3 million or 9.5% and for the six months ended June 30, 2014 increased $27.8 million or 5.7%, each when compared to comparable prior year periods.   Notable sales increases for both periods at FOX, American Furniture, CamelBak and Ergobaby were offset by decreased sales at Liberty Safe for both periods.  The increase in sales at FOX is principally the result of the inclusion of Sport Truck operations acquired on March 31, 2014. The decrease in sales at Liberty Safe is the result of a steep market decline in gun safe purchases. Refer to “Results of Operations - Our Businesses” for a more detailed analysis of net sales by business segment.

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

Cost of sales
On a consolidated basis, cost of sales increased approximately $18.1 million and $22.6 million during the three and six month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013. This increase is in line with the increase in net sales. Gross profit as a percentage of sales was approximately 30.7% and 30.8% in the three and six months ended June 30, 2014, respectively, compared to 31.5% in each of the same periods in 2013. The decrease in gross profit as a percentage of sales in both the three and six month periods in 2014 is principally due to a larger proportion of sales in 2014 at those businesses that historically earn a lower margin and a steep decrease in gross profit margins at Liberty Safe resulting from a sudden market decline, inventory write down and decrease in sales backlog. Refer to “Results of Operations - Our Businesses” for a more detailed analysis of cost of sales by business segment.

Selling, general and administrative expense
On a consolidated basis, selling, general and administrative expense increased approximately $7.1 million and $12.0 million during the three and six month periods ended June 30, 2014, respectively, compared to the corresponding period in 2013. $4.8 million and $7.5 million of this increase in each respective period is attributable to FOX, with a portion of that increase supported by incremental costs at Sport Truck and approximately $1.2 million being spent for acquisition costs in connection with Sport Truck. Selling, general and administrative costs increased $1.2 million and $1.8 million in the three and six month periods, respectively, at Ergobaby with the bulk of those incremental costs spent on new product promotion and support. Refer to “Results of Operations - Our Businesses” for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, selling, general and administrative expense increased $0.4 million and $0.8 million in the three and six months ended June 30, 2014, respectively, compared to the same period in 2013 as a result of unsuccessful acquisition costs of $0.4 million incurred in the three months ended June 30, 2014 and higher audit fees aggregating $0.4 million incurred in the first quarter of 2014.

Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three and six -months ended June 30, 2014, we incurred approximately $5.0 million and $9.8 million, respectively, in expense for these fees compared to $4.4 million and $8.8 million for the corresponding periods in 2013. The increase is principally due to management fees incurred on the increase in cash on hand resulting from the sale of shares of FOX common stock in August 2013 and proceeds from debt refinancing.

Supplemental put expense
The supplemental put agreement between us and our Manager was terminated as of July 1, 2013.

Impairment expense
During the second quarter of 2013, one of Tridien’s largest customers lost a large contract program that was being serviced substantially with Tridien product. The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived asset impairment analysis. The result of these analyses supported the carrying value of goodwill but indicated that sales of product reliant on trade names could not fully support the carrying value of Tridien’s trade names. As such, we wrote down the value of the trade names by $0.9 million to a carrying value of approximately $0.6 million at June 30, 2013. There was no indication of impairment in 2014.

Results of Operations — Our Businesses

We categorize the businesses we own into two separate groups of businesses (i) branded consumer businesses and, (ii) niche industrial businesses. Branded consumer businesses are characterized as those businesses that we believe capitalize on a valuable brand name in their respective market sector. We believe that our branded consumer businesses are leaders in their particular category. Niche industrial businesses are characterized as those businesses that focus on manufacturing and selling particular products within a specific market sector. We believe that our niche industrial businesses are leaders in their specific market sector.

The following discussion reflects a comparison of the historical results of operations of each of our businesses for the three and six-month periods ending June 30, 2014 and June 30, 2013 on a stand-alone basis. We believe this is the most meaningful comparison of the operating results for each of our business segments. The following results of operations at each our businesses are not necessarily indicative of the results to be expected for a full year.

Branded Consumer Businesses
CamelBak
Overview
CamelBak, headquartered in Petaluma, California, is a premier designer and manufacturer of personal hydration products for outdoor, recreation and military applications. CamelBak offers a broad range of recreational and military personal hydration packs, reusable water bottles, specialty military gloves and performance accessories.

As the leading supplier of hydration products to specialty outdoor, cycling and military retailers, CamelBak maintains the leading market share position in recreational markets for hands-free hydration packs and the leading market share position for reusable water bottles in specialty channels. CamelBak is also the dominant supplier of hydration packs to the military, with a leading market share in post-issue hydration packs. Over its more than 25-year history, CamelBak has developed a reputation as the preferred supplier for the hydration needs of the most demanding athletes and warfighters. Across its markets, CamelBak is respected for its innovation, leadership and authenticity.
Historical Financial Performance
On August 24, 2011, we made loans to, and purchased a controlling interest in, CamelBak for approximately $258.6 million, representing approximately 90% of the equity in CamelBak.
Results of Operations
The table below summarizes the income from operations data for CamelBak for the three and six month periods ended June 30, 2014 and June 30, 2013.

	Three months ended		Six months ended
(in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net sales	$40,879	$34,511	$79,649	$77,266
Cost of sales	23,500	19,550	45,365	42,687
Gross profit	17,379	14,961	34,284	34,579
Selling, general and administrative expense	9,247	8,670	17,994	16,947
Fees to manager	125	125	250	250
Amortization of intangibles	2,178	2,278	4,356	4,556
Income from operations	$5,829	$3,888	$11,684	$12,826
Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Net sales
Net sales for the three months ended June 30, 2014 were approximately $40.9 million, an increase of $6.4 million, or 18.5%, compared to the same period in 2013. The increase in gross sales is a result of increased sales in Bottles ($6.7 million), and Accessories ($0.2 million), offset in part by a decrease in sales in Hydration systems ($0.6 million) and Gloves ($0.1 million). The increase in Bottle sales during the three months ended June 30, 2014 compared to the same period in 2013 is primarily attributable to an increase in international bottle sales including, eddyTM, the Podium line of insulated bottles, Chute, an ergonomic high-flow water bottle and the introduction of the filtered pitcher, Relay, and the continued expansion in its customer base, including new and existing customers, for all product lines. The decrease in Glove sales during the same period is the result of timing of government orders which are sporadic in nature. The decrease in sales of Hydration systems during the three months ended June 30, 2014 compared to 2013 is primarily attributable to Marine Corps contract sales in the 2013 quarter ($0.7 million). There were no Marine Corps contract sales in the 2014 quarter.

Sales of Hydration Systems and Bottles represented approximately 88% of gross sales for the three months ended June 30, 2014 compared to 86% for the same period in 2013. Military sales were approximately 17% of gross sales for the three months ended June 30, 2014 compared to 27% for the same period in 2013. International sales were approximately 21% of gross sales for the three months ended June 30, 2014 compared to 19% for the same period in 2013. The decrease in Military sales is attributable to the absence of Marine Corps contract sales and a decrease in other Military sales, including gloves, due to decreased demand as a result of the drawdown of U.S. combat troops. The increase in international sales is attributable to continued growth in that portion of the business.

Cost of sales
Cost of sales for the three months ended June 30, 2014 was approximately $23.5 million compared to approximately $19.6 million in the same period of 2013. The increase of $3.9 million is due principally to the corresponding increase in sales. Gross profit as a percentage of sales decreased to 42.5% for the quarter ended June 30, 2014 compared to 43.4% in the quarter ended June 30, 2013. The decrease is principally attributable to increased bottle supplier costs not passed on to customers and unfavorable sales mix in Hydration systems.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2014 increased to approximately $9.2 million or 22.6% of net sales compared to $8.7 million or 25.1% of net sales for the same period of 2013. This increase is attributable to increases in marketing costs to support new product launches in 2014 and severance costs in connection with closing a foreign sales office.

Income from operations
Income from operations for the three months ended June 30, 2014 was approximately $5.8 million, an increase of $1.9 million when compared to the same period in 2013, based on the factors described above.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Net sales
Net sales for the six months ended June 30, 2014 were approximately $79.6 million, an increase of $2.4 million, or 3.1%, compared to the same period in 2013. The increase in gross sales is a result of increased sales in Bottles ($9.5 million), and Gloves ($0.7 million), offset in part by a decrease in sales in Hydration systems ($7.0 million) and Accessories ($1.0 million). The increase in Bottle sales during the six months ended June 30, 2014 compared to the same period in 2013 is primarily attributable to an increase in international bottle sales including, eddyTM, the Podium line of insulated bottles, Chute, an ergonomic high-flow water bottle and the introduction of the filtered pitcher, Relay, and the continued expansion in its customer base, including new and existing customers, for all product lines. The increase in Glove sales during the same period is the result of timing of government orders which are sporadic in nature. The decrease in sales of Hydration systems during the six months ended June 30, 2014 compared to 2013 is primarily attributable to Marine Corps contract sales in the 2013 period ($6.5 million). There were no Marine Corps contract sales in 2014.

Sales of Hydration Systems and Bottles represented approximately 88% of gross sales for the six months ended June 30, 2014 compared to 87% for the same period in 2013. Military sales were approximately 18% of gross sales for the six months ended June 30, 2014 compared to 32% for the same period in 2013. International sales were approximately 24% of gross sales for the six months ended June 30, 2014 compared to 20% for the same period in 2013. The steep decrease in Military sales is attributable to the absence of Marine Corps contract sales and a decrease in other Military sales, due to decreased demand as a result of the drawdown of U.S. combat troops. The increase in international sales is attributable to continued growth in that portion of the business.

Cost of sales
Cost of sales for the six months ended June 30, 2014 were approximately $45.4 million compared to approximately $42.7 million in the same period of 2013. Gross profit as a percentage of sales decreased to 43.0% during the six months ended June 30, 2014 compared to 44.8% in the same period in 2013. The decrease is attributable to an unfavorable sales mix in Bottles and Hydration Systems and a decrease in obsolescence reserve in the first quarter of 2013, offset in part by an increase in gross margin attributable to Glove sales as a result of non-recurring discounted Glove sales in the first quarter of 2013.

Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2014 increased to approximately $18.0 million or 22.6% of net sales compared to $16.9 million or 21.9% of net sales for the same period of 2013. This increase is attributable to increases in marketing costs to support new product launches in 2014 and severance costs in connection with closing a foreign sales office.

Income from operations

Income from operations for the six months ended June 30, 2014 was approximately $11.7 million, a decrease of $1.1 million when compared to the same period in 2013, based on the factors described above.

Ergobaby
Overview
Ergobaby, headquartered in Los Angeles, California, is a premier designer, marketer and distributor of wearable baby carriers and related baby wearing products, as well as infant travel systems consisting of strollers, car seats and accessories. Ergobaby offers a broad range of wearable baby carriers, infant travel systems and related products that are sold through more than 450 retailers and web shops in the United States and throughout the world. Ergobaby has two main product lines: baby carriers (baby carriers and accessories) and infant travel systems (strollers, car seats and accessories).
On September 16, 2010, we made loans to and purchased a controlling interest in Ergobaby for approximately $85.2 million, representing approximately 84% of the equity in Ergobaby.
On November 18, 2011, Ergobaby acquired all the outstanding stock of Orbit Baby for $17.5 million. Orbit Baby produces and markets a premium line of infant travel systems. Orbit Baby’s high-quality products include stroller frames, seats, car seats and bassinets that are interchangeable using a patented hub ring.
Results of Operations
The table below summarizes the income from operations data for Ergobaby for the three and six month periods ended June 30, 2014 and June 30, 2013.

	Three months ended		Six months ended
(in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net sales	$19,467	$16,420	$39,039	$32,627
Cost of sales	7,079	6,253	14,261	12,301
Gross profit	12,388	10,167	24,778	20,326
Selling, general and administrative expense	7,279	6,049	14,459	12,626
Fees to manager	125	125	250	250
Amortization of intangibles	756	743	1,511	1,486
Income from operations	$4,228	$3,250	$8,558	$5,964
Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Net sales
Net sales for the three months ended June 30, 2014 were $19.5 million, an increase of $3.0 million or 18.6% compared to the same period in 2013. During the three-months ended June 30, 2014 international sales were approximately $10.6 million, representing an increase of $2.1 million over the corresponding period in 2013. International baby carrier and accessory sales increased by approximately $2.3 million and international infant travel systems sales decreased by approximately $0.2 million. The growth in international baby carrier sales was due to shipments of the new Ergobaby 360 four position carrier as well as increased shipments of Ergobaby’s bundle of joy (baby carrier plus infant insert). Domestic sales were $8.9 million in the second quarter of 2014 reflecting an increase of $0.9 million over the corresponding period in 2013. The increase in domestic sales in the second quarter of 2014 compared to 2013 is attributable to increased sales of both baby carrier and accessories ($0.5 million) to national and specialty retail accounts and infant travel systems and accessories ($0.4 million) to national retail and online. The baby carrier sales were attributable to the launch of Ergobaby’s 360 four position carrier as well as increases in bundle of joy sales. Ergobaby released the new Orbit Baby G3 infant travel system, which includes stroller bases, various seats and accessories, during the first quarter of 2014 into the domestic market, which accounts for the majority of this increase. The G3 infant travel system was launched in Korea in the first quarter of 2014 and will be available to the international market in July of this year. Baby carriers and accessories represented 83.7% of sales in the three-months ended June 30, 2014 compared to 81.9% in the same period in 2013.

Cost of sales
Cost of sales for the three months ended June 30, 2014 were approximately $7.1 million compared to $6.3 million in the same period of 2013. The increase of $0.8 million is principally due to the increase in sales in 2014 compared to the same period in 2013. Gross profit as a percentage of sales was 63.6% for the quarter ended June 30, 2014 compared to 61.9% for the same period in 2013. The 1.7% increase is primarily attributable to increased gross profit margins attributable to domestic infant travel systems sales resulting from improved margins for the new Orbit Baby G3 product line and to improved gross profit margins for domestic baby carrier sales. Gross margins for the quarter ended June 30, 2013 were negatively impacted by discounts given to customers as the Company transitioned to its new logo.

Selling, general and administrative expenses
Selling, general and administrative expense for the three months ended June 30, 2014 increased to approximately $7.3 million or 37.4% of net sales compared $6.0 million or 36.8% of net sales for the same period of 2013. The $1.2 million increase is primarily attributable to increases in marketing expenses, in support of new product launches and consumer engagement activities, and to increases in employee related costs due to increased headcount to support business growth.

Income from operations
Income from operations for the three months ended June 30, 2014 increased $1.0 million, to $4.3 million, compared to $3.3 million for the same period of 2013, based on the factors described above.
Six-months ended June 30, 2014 compared to the six-months ended June 30, 2013.

Net sales
Net sales for the six months ended June 30, 2014 were $39.0 million, an increase of $6.4 million or 19.7% compared to the same period in 2013. During the six-months ended June 30, 2014 international sales were approximately $21.7 million, representing an increase of $4.1 million over the corresponding period in 2013. International baby carrier and accessory sales increased by approximately $4.1 million and international infant travel system sales were flat. The growth in international baby carrier sales was due in part to shipments of the new Ergobaby 360 four position carrier as well as geographic exclusive carriers to international markets and increases in shipments of Ergobaby’s bundles of joy (baby carrier plus infant insert). Domestic sales were $17.3 million during the six months ended June 30, 2014 reflecting an increase of $2.3 million over the corresponding period in 2013. The increase in domestic sales in the six months ended June 30, 2014 compared to 2013 is primarily attributable to increased sales of infant travel systems and accessories ($1.5 million) to specialty retail accounts and online sales and baby carrier sales ($0.8 million) to national retail accounts. Ergobaby released the new Orbit Baby G3 infant travel systemr in the first quarter of 2014 in the domestic market, which accounts for the majority of the infant travel system sales increase. The G3 infant travel system was released in the Korean market in the first quarter and will be available to the international market in July of this year. The increase in baby carrier and accessory sales during the six months ended June 30, 2014 over the corresponding period in 2013 is attributable to the launch of the Ergobaby 360 four position carrier as well as increases in Ergobaby’s bundle of joy sales. These increases were partially offset by sales of old logo product in 2013. Baby carriers and accessories represented 81.2% of sales in the six-months ended June 30, 2014 compared to 82.0% in the same period in 2013.

Cost of sales
Cost of sales for the six months ended June 30, 2014 were approximately $14.3 million compared to $12.3 million in the same period of 2013. The increase of $2.0 million is principally due to the increase in sales in 2014 compared to the same period in 2013. Gross profit as a percentage of sales was 63.5% in the six months ended June 30, 2014 compared to 62.3% for the same period in 2013. The 1.2% increase is primarily attributable to increased gross profit margins attributable to domestic infant travel system sales resulting from improved margins for the new Orbit Baby G3 product line. Gross margins for the six months ended June 30, 2013 were negatively impacted by discounts given to customers as the Company transitioned to its new logo.

Selling, general and administrative expenses
Selling, general and administrative expense for the six months ended June 30, 2014 increased to approximately $14.5 million or 37.0% of net sales compared $12.6 million or 38.7% of net sales for the same period of 2013. The $1.8 million increase is primarily attributable to increases in marketing expenses in support of new product launches and consumer engagement activities, and to increases in employee related costs due to increased headcount to support business growth.

Income from operations
Income from operations for the six months ended June 30, 2014 increased $2.6 million, to $8.6 million, compared to $6.0 million the same period of 2013, based on the factors described above.

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

FOX sells to more than 150 OEM and 2,500 retail dealers and distributors across its market product categories worldwide. In each of the years 2014, 2013, and 2012, approximately 80% of sales were to OEM customers. The remaining sales were to Aftermarket customers. In each of the years 2014, 2013 and 2012, approximately two-thirds of sales were attributable to mountain bike product the remaining sales were attributable to powered vehicles product.
On March 31, 2014, FOX completed the acquisition of substantially all of the assets of Sport Truck USA, Inc., a full service, globally recognized distributor of aftermarket suspension solutions for approximately $41 million. The transaction includes a potential earn-out opportunity of up to a maximum of $29.3 million payable over the next three years, contingent upon the achievement of certain performance-based financial targets. Sport Truck primarily designs, markets, and distributes high quality lift kit solutions through its brands, BDS Suspension and Zone Off road Products.
As of July 10, 2014 we own approximately 41% of FOX on a primary basis.
Results of Operations
The table below summarizes the income from operations data for FOX for the three and six month periods ended June 30, 2014 and June 30, 2013.

	Three months ended		Six months ended
(in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net sales	$86,373	$70,316	$142,481	$125,195
Cost of sales	59,420	49,951	98,511	89,115
Gross profit	26,953	20,365	43,970	36,080
Selling, general and administrative expense	13,543	8,756	24,452	16,943
Fees to manager	—	125	—	250
Amortization of intangibles	1,674	1,341	3,035	2,682
Income from operations	$11,736	$10,143	$16,483	$16,205

Three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Net sales
Net Sales for the three months ended June 30, 2014 increased approximately $16.1 million, or 22.8%, compared to the same period in 2013. Sales growth was primarily driven by an increase of $12.8 million in sales to Aftermarket customers in the three months ended June 30, 2014 compared to the same period in 2013. Sport Truck Aftermarket sales in the three months ended June 30, 2014 accounted for approximately $12.4 million of the increase. A portion of Sport Truck's sales to its customers in the three months ended June 30. 2014 are attributable to FOX products that were eliminated in consolidation. In addition, Sport Truck's sales were positively impacted by consolidating the distribution of FOX products to certain Aftermarket customers through Sport Truck. Sales to OEM customers increased approximately $3.3 million to $57.8 million during the three months ended June 30, 2014 compared to $54.5 million for the same period in 2013.

Cost of sales

Cost of sales for the three months ended June 30, 2014 increased approximately $9.5 million, or 19.0%, compared to the same period in 2013. The increase in cost of sales was driven primarily by an increase in product sales, partially offset by cost reductions resulting from initiatives which are targeted at improving factory and supply chain efficiencies, as well as continued execution of our overall product design for manufacturability program.
For the three months ended June 30, 2014 gross profit as a percentage of sales was 31.2% compared to 29.0% for the same period in 2013. The 2.2% improvement in gross margin is primarily due to the continued execution of cost saving initiatives.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2014 increased $4.8 million to approximately $13.5 million or 15.7% of net sales compared to $8.8 million or 12.5% of net sales for the same period of 2013. The 2014 increase is primarily attributable to (i) Sport Truck incremental selling, general and administrative costs ($1.9 million); (ii) increased research and development costs ($1.0 million), (iii) increased stock compensation expense ($0.9 million) and; (iv) incremental costs associated with being a public company ($0.5 million).

Amortization of intangibles
Amortization expense increased $0.3 million in the three months ended June 30, 2014 compared to the same period in 2013 as a result of amortizing those intangible assets acquired as part of the purchase of Sport Truck.

Income from operations
Income from operations for the three months ended June 30, 2014 increased approximately $1.6 million, to $11.7 million, when compared to the corresponding period in 2013 as a result of the factors described above.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Net sales
Net Sales for the six months ended June 30, 2014 increased approximately $17.3 million, or 13.8%, compared to the same period in 2013. The sales increase reflects 35.2% growth in powered vehicle products and a 2.3% growth in mountain bike products for the six months ended June 30, 2014 compared to the same period in 2013.
Aftermarket sales increased approximately $14.9 million in the six months ended June 30, 2014 compared to the same period in 2013. The increase in sales to Aftermarket customers was primarily due to the acquisition of Sport Truck, along with higher end user demand for our FOX branded products. Sport Truck Aftermarket sales accounted for approximately $12.4 million of the increase. A portion of Sport Truck's sales to its customers in the six months ended June 30, 2014 are attributable to FOX products that were eliminated in consolidation. In addition, Sport Truck's sales were positively impacted by consolidating the distribution of FOX products to certain Aftermarket customers through Sport Truck. Sales to OEM customers increased approximately $2.4 million to $100.6 million during the six months ended June 30, 2014 compared to $98.2 million for the same period in 2013.

Cost of sales
Cost of sales for the six months ended June 30, 2014 increased approximately $9.4 million, or 10.5%, compared to the same period in 2013. The increase in cost of sales was driven primarily by an increase in product sales, partially offset by cost reductions resulting from initiatives which are targeted at improving factory and supply chain efficiencies, as well as continued execution of our overall product design for manufacturability program.
For the six months ended June 30, 2014 gross profit as a percentage of sales was 30.9% compared to 28.8% for the same period in 2013. The 2.2% improvement in gross margin is primarily due to the continued execution of cost saving initiatives.

Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2014 increased $7.5 million to approximately $24.5 million or 17.2% of net sales compared to $16.9 million or 13.5% of net sales for the same period of 2013. The 2014 increase is primarily attributable to (i) Sport Truck incremental selling, general and administrative costs ($1.9 million); (ii) increased research and development costs ($1.9 million), (iii) increased stock compensation expense ($1.1 million), (iv) incremental costs associated with being a public company ($1.0 million) and, (v) Sport Truck acquisition costs ($1.0 million). The remaining increase is principally due to additional sales and marketing costs for personnel, promotional activities and outside services to promote the FOX brand.

Amortization of intangibles
Amortization expense increased $0.4 million in the six months ended June 30, 2014 compared to the same period in 2013 principally as a result of amortizing those intangible assets acquired as part of the purchase of Sport Truck.

Income from operations
Income from operations for the six months ended June 30, 2014 increased approximately $0.3 million, to $16.5 million, when compared to the corresponding period in 2013 as a result of the factors described above.
Liberty Safe
Overview
Based in Payson, Utah and founded in 1988, Liberty Safe is the premier designer, manufacturer and marketer of home and gun safes in North America. From its over 204,000 square foot manufacturing facility, Liberty Safe produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles ranging from an entry level product to good, better and best products. Products are marketed under the Liberty brand, as well as a portfolio of licensed and private label brands, including Remington, Cabela’s and John Deere. Liberty Safe’s products are the market share leader and are sold through an independent dealer network (“Dealer sales”) in addition to various sporting goods, farm and fleet and home improvement retail outlets (“Non-Dealer, “National” sales”). Liberty has the largest independent dealer network in the industry

Liberty Safe acquired 9G products in May 2014 for approximately $0.8 million. 9G Products manufactures biometric pistol safes.

Historically, approximately 60% of Liberty Safe’s net sales are Non-Dealer sales and 40% are Dealer sales.

We purchased a controlling interest in Liberty Safe in March 2010.
Results of Operations
The table below summarizes the income from operations data for Liberty Safe for the three and six month periods ended June 30, 2014 and June 30, 2013.

	Three months ended		Six months ended
(in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net sales	$18,957	$31,854	$47,852	$61,586
Cost of sales	17,188	23,995	40,084	46,094
Gross profit	1,769	7,859	7,768	15,492
Selling, general and administrative expense	2,919	3,460	6,128	6,882
Fees to manager	125	125	250	250
Amortization of intangibles	972	955	1,927	2,184
Income (loss) from operations	$(2,247)	$3,319	$(537)	$6,176

Three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Net sales
Net sales for the quarter ended June 30, 2014 decreased approximately $12.9 million or 40.5% compared to the corresponding quarter ended June 30, 2013. Non-Dealer sales were approximately $9.0 million in the three months ended June 30, 2014 compared to $18.4 million for the three months ended June 30, 2013 representing a decrease of $9.4 million or 51.2%. Dealer sales totaled approximately $10.0 million in the three months ended June 30, 2014 compared to $13.5 million in the same period in 2013, representing a decrease of $3.5 million or 26.2%. The decrease in Non-Dealer sales in the three-months ended June 30, 2014 is due to (i) lower sales to one large customer that over ordered in 2013 and as a result had excess stock during the 2014 quarter, (ii) the reduction of sales attributable to a large National account in 2014 compared to 2013 and (iii) a reduction in sales to the majority of Liberty’s larger customers as a result of an across-the board reduction in consumer demand for gun safes as gun owners concerns of more restrictive gun control legislation, has subsided. The decrease in sales to Dealer accounts is principally attributable to the aforementioned reduced consumer demand and increased sales rebates. We expect this sales trend to continue through the remainder of the 2014. Liberty Safe’s sales backlog was approximately $6.0 million at June 30, 2014 compared to approximately $32 million at June 30, 2013.

Cost of sales
Cost of sales for the quarter ended June 30, 2014 decreased approximately $6.8 million when compared to the same period in 2013. Gross profit as a percentage of net sales totaled approximately 9.3% and 24.7% of net sales for the quarters ended June 30, 2014 and June 30, 2013, respectively. The steep decrease in gross profit as a percentage of sales during the three-months ended June 30, 2014 compared to the same period in 2013 is attributable to; (i) a write down ($1.6 million) to inventory reflecting the current price point for import safes that Liberty Safe has begun selling at a discount, (ii) negative cost variances as a result of lower manufacturing volume during the second quarter of 2014 compared to 2013, (iii) reduced margins on the sales of import safes and increased sales rebates and discounts, and, (iv) increases in unit production costs resulting from upgrades added to several 2014 safe models that were not able to passed on to customers as a result of the softening market. Going forward, Liberty Safe has mitigated a portion of its exposure to excess negative cost variances by writing down the carrying value of its import safes and reducing its workforce, but will still experience lower gross profit as a percentage of sales through the remainder of fiscal 2014 compared to comparable prior year periods as a result of higher revised standard costs based on the reduced production volume and the expected reduced margins on import safe sales.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2014 decreased to approximately $2.9 million or 15.4% of net sales compared $3.5 million or 10.9% of net sales for the same period of 2013. The $0.5 million decrease is primarily attributable to decreases in advertising costs and sales commissions ($0.3 million) and costs associated with a reduction in headcount ($0.2 million) during the three months ended June 30, 2014 compared to the same period of 2013.

Income (loss) from operations
Income from operations decreased $5.6 million during the three-months ended June 30, 2014 to a loss from operations of $2.2 million compared to the same period in 2013, principally as a result of the decrease in sales, reduced gross profit as a percentage of sales and other factors, as described above.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Net sales
Net sales for the six-months ended June 30, 2014 decreased approximately $13.7 million or 22.3% compared to the corresponding period ended June 30, 2013. Non-Dealer sales were approximately $25.9 million in the six months ended June 30, 2014 compared to $36.6 million for the six months ended June 30, 2013 representing a decrease of $10.7 million or 29.3%. Dealer sales totaled approximately $22.0 million in the six months ended June 30, 2014 compared to $25.0 million in the same period in 2013, representing a decrease of $3.0 million or 12.3%. The decrease in Non-Dealer sales in the six-months ended June 30, 2014 is due to (i) lower sales to one large customer that over ordered in 2013 and as a result has had excess stock during 2014 , (ii) the reduction of sales attributable to a large National account in 2014 compared to 2013 and (iii) a reduction in sales to the majority of Liberty’s larger customers as a result of an across-the board reduction in consumer demand for gun safes as gun owners concerns of more restrictive gun control legislation, has subsided. The decrease in sales to Dealer accounts is principally attributable to the aforementioned reduced consumer demand and increased sales rebates. We expect this sales trend to continue through the remainder of the 2014. Liberty Safe’s sales backlog was approximately $6.0 million at June 30, 2014 compared to approximately $32 million at June 30, 2013.

Cost of sales
Cost of sales for the six months ended June 30, 2014 decreased approximately $6.0 million when compared to the same period in 2013. Gross profit as a percentage of net sales totaled approximately 16.2% and 25.2% of net sales for the six-month periods ended June 30, 2014 and June 30, 2013, respectively. The steep decrease in gross profit as a percentage of sales during the six-months ended June 30, 2014 compared to the same period in 2013 is attributable to; (i) a write down ($1.6 million) to inventory reflecting the current price point for import safes that Liberty Safe has begun selling at a discount, (ii) negative cost variances as a result of lower manufacturing volume during 2014 compared to 2013, (iii) reduced margins on the sales of import safes and increased sales rebates and discounts, and, (iv) increases in unit production costs resulting from upgrades added to several 2014 safe models that were not able to passed on to customers as a result of the softening market. These costs were partially offset by price increases during the first quarter of 2014. Going forward, Liberty Safe has mitigated a portion of its exposure to excess negative cost variances by writing down the carrying value of its import safes and reducing its workforce, but will still experience lower gross profit as a percentage of sales through the remainder of fiscal 2014 compared to comparable prior year periods as a result of higher revised standard costs based on the reduced production volume and the expected reduced margins on import safe sales.

Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2014 decreased to approximately $6.1 million or 12.8% of net sales compared $6.9 million or 11.2% of net sales for the same period of 2013. The $0.8 million decrease is primarily attributable to decreases in advertising costs and sales commissions ($0.5 million) and costs associated with a reduction in headcount ($0.3 million) during the six months ended June 30, 2014 compared to the same period of 2013.

Income (loss) from operations
Income from operations decreased $6.7 million during the six-months ended June 30, 2014 to a loss from operations of $0.5 million compared to the same period in 2013, principally as a result of the decrease in sales, reduced gross profit as a percentage of sales and other factors, as described above.

Niche Industrial Businesses
Advanced Circuits
Overview
Advanced Circuits is a provider of prototype, quick-turn and volume production PCBs to customers throughout the United States. Collectively, prototype and quick-turn PCBs represented approximately 55% of Advanced Circuits’ gross revenues in 2013. Prototype and quick-turn PCBs typically command higher margins than volume production PCBs given that customers require high levels of responsiveness, technical support and timely delivery of prototype and quick-turn PCBs and are willing to pay a premium for them. Advanced Circuits is able to meet its customers’ demands by manufacturing custom PCBs in as little as 24 hours, while maintaining over 98.0% error-free production rates and real-time customer service and product tracking 24 hours per day.
We purchased a controlling interest in Advanced Circuits on May 16, 2006.
Results of Operations
The table below summarizes the income from operations data for Advanced Circuits for the three and six month periods ended June 30, 2014 and June 30, 2013.

	Three months ended		Six months ended
(in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net sales	$21,286	$22,667	$42,148	$44,431
Cost of sales	11,666	11,976	22,847	23,571
Gross profit	9,620	10,691	19,301	20,860
Selling, general and administrative expense	3,549	3,476	6,937	6,847
Fees to manager	125	125	250	250
Amortization of intangibles	767	767	1,533	1,533
Income from operations	$5,179	$6,323	$10,581	$12,230

Three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Net sales
Net sales for the three months ended June 30, 2014 decreased approximately $1.4 million or 6.1% over the corresponding three month period ended June 30, 2013. The decrease in net sales is primarily the result of a decrease in gross sales in long-lead time PCBs ($1.0 million) and quick-turn production and prototype PCBs ($0.8 million) offset in part by decrease in sales promotions and discounts ($0.4 million) in the three-months ended June 30, 2014 compared to the same period in 2013. The decrease in sales of long lead time PCB’s is attributable to a reduction in orders. The decrease in sales of quick-turn and prototype PCBs in the second quarter of 2014 compared to 2013 is primarily the result of a decline in orders from Department of Defense contractors. In addition to the decline in net sales due to lower defense spending, we believe excess capacity created by current conditions in the global PCB market has negatively impacted net sales in the current quarter as foreign and domestic competitors operating below capacity have responded by competing aggressively on price within multiple service lines. Sales from quick-turn and prototype PCBs represented approximately 54% of gross sales in the first half of 2014 compared to 53.1% during the same period of 2013.

Cost of sales
Cost of sales for the three months ended June 30, 2014 decreased approximately $0.3 million compared to the comparable period in 2013. Gross profit as a percentage of sales decreased 2% during the three months ended June 30, 2013 (45.2% at June 30, 2014 compared to 47.2% at June 30, 2013). The decrease is due to production inefficiencies realized during the 2014 quarter as a result of the reduced production volume.

Selling, general and administrative expense
Selling, general and administrative expenses were approximately $3.6 million in the three months ended June 30, 2014 compared to $3.5 million in the same period in 2013. The $0.1 million increase is primarily attributable to costs associated with an unsuccessful acquisition during the current quarter.

Income from operations
Income from operations for the three months ended June 30, 2014 was approximately $5.2 million compared to $6.3 million earned in the same period in 2013, a decrease of approximately $1.1 million, principally as a result of the decrease in net sales and other factors described above.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Net sales
Net sales for the six months ended June 30, 2014 decreased approximately $2.3 million or 5.1% over the corresponding six month period ended June 30, 2013. The decrease in net sales is primarily the result of a decrease in gross sales in long-lead time PCBs ($1.8 million) and quick-turn production and prototype PCBs ($1.1 million) offset in part by an increase in Assembly sales ($0.3 million) and a decrease in sales promotions and discounts ($0.5 million) in the six-months ended June 30, 2014 compared to the same period in 2013. The decrease in sales of long lead time PCB’s is attributable to a reduction in orders. The decrease in sales of quick-turn and prototype PCBs in the first half of 2014 compared to 2013 is primarily the result of a decline in orders from Department of Defense contractors. In addition to the decline in net sales due to lower defense spending, we believe excess capacity created by current conditions in the global PCB market has negatively impacted net sales in the current year as foreign and domestic competitors operating below capacity have responded by competing aggressively on price within multiple service lines. Sales from quick-turn and prototype PCBs represented approximately 55.4% of gross sales in the first quarter of 2014 compared to 54.6% during the same period of 2013.

Cost of sales
Cost of sales for the six months ended June 30, 2014 decreased approximately $0.7 million compared to the comparable period in 2013. Gross profit as a percentage of sales decreased during the six months ended June 30, 2013 (45.8% at June 30, 2014 compared to 46.9% at June 30, 2013). The decrease is due to production inefficiencies realized in 2014 as a result of the reduced production volume.

Selling, general and administrative expense
Selling, general and administrative expenses were approximately $6.9 million in the six months ended June 30, 2014 compared to $6.8 million in the same period in 2013. The $0.1 million increase is primarily attributable to costs associated with an unsuccessful acquisition during the most current quarter.

Income from operations
Operating income for the six months ended June 30, 2014 was approximately $10.6 million compared to $12.2 million earned in the same period in 2013, a decrease of approximately $1.6 million, principally as a result of the decrease in net sales and other factors described above.

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
Results of Operations
The table below summarizes the income (loss) from operations data for American Furniture for the three and six month periods ended June 30, 2014 and June 30, 2013.

	Three months ended		Six months ended
(in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net sales	$32,651	$22,225	$67,491	$53,041
Cost of sales	29,702	20,653	61,078	48,781
Gross profit	2,949	1,572	6,413	4,260
Selling, general and administrative expense	1,919	1,780	4,250	3,882
Fees to manager	—	—	—	—
Amortization of intangibles	13	13	26	26
Income (loss) from operations	$1,017	$(221)	$2,137	$352

Three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Net sales
Net sales for the three months ended June 30, 2014 increased approximately $10.4 million, or 46.9% over the corresponding three months ended June 30, 2013. During the three months ended June 30, 2014, stationary product gross sales increased approximately $3.4 million and motion and recliner product gross sales increased approximately $7.0 million compared to the same period in 2013. This increase in sales for both product lines is principally attributable to a combination of increases in average unit price and the number of products shipped to American Furniture’s top twenty-five customers. In addition, a large sales promotion at one of American Furniture’s major customers completed during the quarter contributed to the increase in motion product sales.

Cost of sales
Cost of sales increased approximately $9.0 million in the three months ended June 30, 2014 compared to the same period of 2013. Gross profit as a percentage of sales was 9.0% in the three months ended June 30, 2014 compared to 7.1% for the same period in 2013. A favorable sales mix and increases in units manufactured in the three months ended June 30, 2014 resulted in positive manufacturing variances resulting in lower per unit costs compared to the same period in 2013. In addition, cost saving initiatives with respect to freight costs resulted in additional cost savings.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2014, increased approximately $0.1 million compared to the same period of 2013 primarily due to higher trade show costs and increased sales commissions incurred during the three months ended June 30, 2014 compared to the same period in 2013. Selling, general and administrative costs as a percentage of sales were 5.9% in the second quarter of 2014 compared to 8.0% in 2013.

Income from operations
Income from operations was $1.0 million for the three months ended June 30, 2014 compared to a loss from operations of $0.2 million in the three months ended June 30, 2013, an increase of $1.2 million, principally due to the factors described above.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Net sales
Net sales for the six months ended June 30, 2014 increased approximately $14.5 million, or 27.2% over the corresponding six months ended June 30, 2013. During the six months ended June 30, 2014, stationary product gross sales increased approximately $5.5 million and motion and recliner product gross sales increased approximately $8.8 million compared to the same period in 2013. This increase in sales for both product lines is principally attributable to a combination of increases in average unit price and the number of products shipped to American Furniture’s top twenty-five customers. In addition, a large sales promotion at one of American Furniture’s major customers completed during the second quarter of 2014 contributed to the increase in motion product sales.

Cost of sales
Cost of sales increased approximately $12.3 million in the six months ended June 30, 2014 compared to the same period of 2013. Gross profit as a percentage of sales was 9.5% in the six months ended June 30, 2014 compared to 8.0% for the same period in 2013. A favorable sales mix and increases in units manufactured in the six months ended June 30, 2014 resulted in lower per unit costs compared to the same period in 2013. In addition, cost saving initiatives with respect to freight costs resulted in cost savings.

Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2014, increased approximately $0.4 million compared to the same period of 2013 primarily due to higher trade show costs and increased sales commissions incurred during the six months ended June 30, 2014 compared to the same period in 2013. Selling, general and administrative costs as a percentage of sales were 6.3% in the first half of 2014 compared to 7.3% in 2013.

Income from operations
Income from operations was $2.1 million for the six months ended June 30, 2014 compared to $0.4 million in the six months ended June 30, 2013, an increase of $1.8 million, principally due to the factors described above.

Arnold Magnetics
Overview
Founded in 1895 and headquartered in Rochester, New York, Arnold Magnetics (“Arnold”) is a manufacturer of engineered, application specific permanent magnets. Arnold products are used in applications such as general industrial, reprographic systems, aerospace and defense, advertising and promotional, consumer and appliance, energy, automotive and medical technology. Arnold is the largest U.S. manufacturer of engineered magnets as well as only one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. Arnold operates a 70,000 sq. ft. manufacturing assembly and distribution facility in Rochester, New York with nine additional facilities worldwide, in countries including the United Kingdom, Switzerland and China. Arnold serves customers via three primary product sectors:

•
Permanent Magnet and Assemblies and Reprographics (“PMAG”) (approximately 75% of net sales) – High performance magnets for precision motor/generator sensors as well as beam focusing applications and reprographic applications;

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
Results of Operations
The table below summarizes the income from operations data for Arnold Magnetics for the three and six month periods ended June 30, 2014 and June 30, 2013.

	Three months ended		Six months ended
(in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net sales	$32,767	$32,651	$63,446	$63,024
Cost of sales	24,960	24,242	48,393	47,708
Gross profit	7,807	8,409	15,053	15,316
Selling, general and administrative expense	4,171	4,161	8,994	8,458
Fees to manager	125	125	250	250
Amortization of intangibles	875	964	1,749	1,839
Income from operations	$2,636	$3,159	$4,060	$4,769

Three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Net sales
Net sales for the three months ended June 30, 2014 were approximately $32.8 million, an increase of $0.1 million compared to the same period in 2013. The increase in net sales is a result of increased sales in the PMAG ($0.4 million) and Precision Thin Metals ($0.6 million) product sectors offset in part by a decrease in net sales in the Flexmag sector ($0.8 million). PMAG sales represented approximately 75% of net sales for the three months ended June 30, 2014 and 2013. The increase in PMAG sales during the three-months ended June 30, 2014 compared to the same period in 2013 is principally attributable to a favorable sales mix and increased international order flow, offset in part by lower reprographic application sales, a component of PMAG. The increase in Precision Thin Metals sales is attributable to positive steps taken over the last year by management to identify new customers and applications. The decrease in Flexmag sales is the result of sales attributable to a large non-recurring project for a customer in the second quarter of 2013 that was not replicated in the second quarter of 2014.

International sales were $15.3 million during the three months ended June 30, 2014 compared to $15.2 million during the same period in 2013, an increase of $0.1 million or 0.7%.

Cost of sales
Cost of sales for the three months ended June 30, 2014 were approximately $25.0 million compared to approximately $24.2 million in the same period of 2013. Gross profit as a percentage of sales decreased from 25.8% for the quarter ended June 30, 2013 to 23.8% in the quarter ended June 30, 2014. The decrease is principally attributable to decreased margins in the Flexmag sector due to a one-time high margin project in the second quarter of 2013 that was not replicated in 2014, offset in part by increases in margins in the PMAG and Precision Thin Metals sectors. The increase in margins in the Precision Thin Metals and PMAG sector are due to a more favorable customer/product sales mix, due in part to the decrease in reprographic application sales in the PMAG sector during the three-months ended June 30, 2014 compared to the same period in 2013.

Selling, general and administrative expense
a
Selling, general and administrative expense in each of the three month periods ended June 30, 2014 and 2013 totaled approximately $4.2 million. There were no notable variances in the major expense items.

Income from operations
Income from operations for the three months ended June 30, 2014 was approximately $2.6 million, a decrease of $0.5 million when compared to the same period in 2013, principally as a result of the increase in cost of sales and other factors described above.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Net sales
Net sales for the six months ended June 30, 2014 were approximately $63.4 million, an increase of $0.4 million, or 0.7%, compared to the same period in 2013. The increase in net sales is a result of increased sales in the Precision Thin Metals ($0.8 million) product sector offset in part by a decrease in net sales in the Flexmag sector ($0.4 million). PMAG sales were flat in the six months ended June 30, 2014 compared to 2013. PMAG sales represented approximately 76% of net sales in each of the six month periods ended June 30, 2014 and 2013. The increase in Precision Thin Metals sales is attributable to positive steps taken over the last year by management to identify new customers and applications. The decrease in Flexmag sales is the result of sales attributable to a large non-recurring project for a customer in the second quarter of 2013 that was not replicated during the second quarter of 2014.

International sales were $29.6 million during the six months ended June 30, 2014 compared to $30.1 million during the same period in 2013, a decrease of $0.5 million or 0.2%.

Cost of sales
Cost of sales for the six months ended June 30, 2014 were approximately $48.4 million compared to approximately $47.7 million in the same period of 2013. Gross profit as a percentage of sales decreased from 24.3% for the six-month period ended June 30, 2013 to 23.7% for the same period ended June 30, 2014. The decrease is principally attributable to decreased margins in the Flexmag sector due to a one-time high margin project in the second quarter of 2013 that was not replicated in 2014, offset in part by increases in margins in the PMAG and Precision Thin Metals sectors. The increase in margins in the Precision Thin Metals and PMAG sector are due to a more favorable customer/product sales mix, due in part to the decrease in reprographic application sales in the PMAG sector during the six-months ended June 30, 2014 compared to the same period in 2013.

Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2014 increased to approximately $9.0 million or 14.2% of net sales compared to $8.5 million or 13.4% of net sales for the same period in 2013. The $0.5 million increase in selling, general and administrative expenses in the six months ended June 30, 2014 compared to 2013 is primarily attributable to investment spending on engineering and information technology resources.

Income from operations
Income from operations for the six months ended June 30, 2014 was approximately $4.1 million, a decrease of $0.7 million when compared to the same period in 2013, based on the factors described above.

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
We purchased a controlling interest in Tridien in August 2006.
Results of Operations
The table below summarizes the income from operations data for Tridien for the three and six month periods ended June 30, 2014 and June 30, 2013.

	Three months ended		Six months ended
(in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net sales	$16,704	$15,131	$33,026	$30,172
Cost of sales	13,027	11,798	25,700	23,355
Gross profit	3,677	3,333	7,326	6,817
Selling, general and administrative expense	2,622	2,197	5,104	4,522
Fees to manager	88	88	175	175
Amortization of intangibles	444	311	889	629
Impairment expense	—	900	—	900
Income (loss) from operations	$523	$(163)	$1,158	$591

Three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Net sales
Net sales for the three months ended June 30, 2014 were approximately $16.7 million compared to approximately $15.1 million for the same period in 2013, an increase of $1.6 million or 10.4%. Sales of non-powered products (including patient positioning devices) totaled $13.9 million during the three months ended June 30, 2014 representing an increase of $1.7 million compared to the same period in 2013. Sales of powered products totaled $2.8 million during the three months ended June 30, 2014 representing a decrease of $0.1 million compared to the same period in 2013. The increase in non-powered product sales is principally the result of a large customer program that expanded into new international markets during the first six months of 2014.

Cost of sales
Cost of sales increased approximately $1.2 million for the three months ended June 30, 2014 compared to the same period in 2013. Gross profit as a percentage of sales was approximately 22.0% in each of the three month periods ended June 30, 2014 and 2013.

Impairment expense
During the second quarter of 2013, one of Tridien’s largest customers lost a large contract program that was being serviced substantially with Tridien product. The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived asset impairment analysis. The result of these analyses supported the carrying value of goodwill but indicated that sales of product, reliant on trade names could not fully support the carrying value of Tridien’s trade names. There has been no indication of impairment in fiscal 2014. In addition as part of the 2013 analysis, Tridien shortened the life of some of the intangible assets, resulting in higher periodic intangible amortization expense.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2014 increased $0.4 million compared to the same period in 2013. This increase is attributable to higher research and development costs and professional fees in 2014.

Income from operations
Income from operations increased approximately $0.7 million to $0.5 million for the three months ended June 30, 2014 compared to the same period in 2013 primarily as a result of the impairment charge in 2013 and other factors described above.
Six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Net sales
Net sales for the six months ended June 30, 2014 were approximately $33.0 million compared to approximately $30.2 million for the same period in 2013, an increase of $2.8 million or 9.5%. Sales of non-powered products (including patient positioning devices) totaled $26.7 million during the six months ended June 30, 2014 representing an increase of $2.5 million compared to the same period in 2013. These increases are principally the result of a large customer program that expanded into new international markets during the fiscal 2014. Sales of powered products totaled $6.4 million during the six months ended June 30, 2014 representing an increase of $0.4 million compared to the same period in 2013, which reflects an increase in branded private label products.

Cost of sales

Cost of sales increased approximately $2.3 million for the six months ended June 30, 2014 compared to the same period in 2013. Gross profit as a percentage of sales was 22.2% for the six months ended June 30, 2014 compared to 22.6% in the corresponding period in 2013. The decrease in gross profit as a percentage of sales was primarily due to an unfavorable product sales mix during the six months ended June 30, 2014 compared to the same period in 2013.

Impairment expense
During the second quarter of 2013, one of Tridien’s largest customers lost a large contract program that was being serviced substantially with Tridien product. The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived asset impairment analysis. The result of these analyses supported the carrying value of goodwill but indicated that sales of product, reliant on trade names could not fully support the carrying value of Tridien’s trade names. There has been no indication of impairment in fiscal 2014. In addition, as part of the 2013 analysis, Tridien shortened the life of some of its intangible assets, resulting in higher periodic intangible amortization expense.

Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended June 30, 2014 increased $0.6 million compared to the same period in 2013. This increase is attributable to higher research and development costs and professional fees in 2014.

Income from operations
Income from operations increased approximately $0.6 million to $1.2 million for the six months ended June 30, 2014 compared to the same period in 2013 based on those factors described above.

Liquidity and Capital Resources
For the six-months ended June 30, 2014, on a consolidated basis, cash flows provided by operating activities totaled approximately $11.3 million, which represents a $11.1 million decrease compared to the six-month period ended June 30, 2013 which reflected cash provided by operations of $22.4 million. This decrease is principally the result of an increase in cash used to reduce short term working capital liabilities such as accounts payable and interest payable and other short term accrued liabilities ($28.1 million) in the six months ended June 30, 2014 compared to the same period in 2013, offset in part by a decrease in the investment of cash in working capital assets including inventory ($10.8 million) and accounts receivable ($2.0 million) during the six months ended June 30, 2014 compared to the same period in 2013. In addition, in the first fiscal half of 2013 we paid $5.6 million in profit allocations.

Cash flows used in investing activities for the six-months ended June 30, 2014 totaled approximately $51.6 million, which reflects capital expenditures during the period ($7.6 million) and FOX’s acquisition of Sport Truck approximately ($41.0 million) and fixed payments made on our interest rate swap, compared to $4.4 million of cash flows used in the same period of 2013, which reflected capital expenditures ($9.0 million) offset by sale leaseback proceeds ($4.4 million).

Cash flows provided by financing activities totaled approximately $42.2 million during the six months ended June 30, 2014 principally reflecting (i) net borrowings under the FOX credit facility used principally to fund the Sport Truck acquisition ($37.1 million), (ii) net proceeds from the 2014 Term Loan Facility ($34.6 million), (iii) non-controlling stock option proceeds ($1.8 million) and (iv) excess tax benefit at FOX ($1.7 million) offset in part by distributions paid to shareholders during the quarter ($34.8 million) compared to cash flows used by financing activities during the six-months ended June 30, 2013 of approximately $18.1 million, principally reflecting; (i) distributions paid to shareholders during the period totaling approximately $34.8 million; (ii) the non-controlling interest portion of the Tridien preferred stock redemption ($3.1 million), offset in part by net borrowings under our Credit Facility ($21.7 million).
At June 30, 2014, we had approximately $115.3 million of cash and cash equivalents on hand. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.
As of June 30, 2014, we had the following outstanding loans due from each of our businesses:

Advanced Circuits - $80.0 million;

American Furniture - $29.5 million;

Arnold Magnetics - $77.3 million;

CamelBak - $114.1 million;

Ergobaby - $36.7 million;

FOX - $0;

Liberty - $40.7 million; and

Tridien - $15.2 million.

Each loan to our businesses has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity.

Our primary source of cash is from the receipt of interest and principal on the outstanding loans to our businesses. Accordingly, we are dependent upon the earnings of and cash flow from these businesses, which are available for (i) operating expenses; (ii) payment of principal and interest under our 2014 Credit Facility; (iii) payments to CGM due pursuant to the Management Services Agreement and the LLC Agreement; (iv) cash distributions to our shareholders; and (v) investments in future acquisitions. Payments made under (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures.

We believe that we currently have sufficient liquidity and capital resources to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our Board of Directors, over the next twelve months. The quarterly distribution for the three months ended June 30, 2014 was paid on July 30, 2014 and was $17.4 million.

On June 6, 2014 we entered in a new credit facility, the 2014 Credit Facility replacing our existing 2011 Credit Facility entered into in October 2011. On June 30, 2014, our 2014 Credit Facility provided for a revolving credit facility totaling $400 million which matures in June 2019 and a 2014 Term Loan totaling $325 million, which matures in June 2021. (Refer to Note G to the Condensed Consolidated Financial Statements for a complete description of our 2014 Credit Facility.)

We had $388.4 million in availability under the 2014 Revolving Credit Facility at June 30, 2014. At June 30, 2014, we had $1.2 million in outstanding borrowings under the 2014 Revolving Credit Facility reflecting outstanding letters of credit.

Our 2014 Term Loan Facility requires quarterly payments of $0.8 million with a final payment of the outstanding principal balance due in June 2021. The 2014 Credit Facility requires that net proceeds of $65.5 million from the sale of shares of FOX common stock by us on July 10, 2014 be reinvested within eighteen months from receipt. To the extent that the net proceeds are not reinvested, we are required to pay down the 2014 Term Loan Facility with the remaining net proceeds.

We were in compliance with applicable financial covenants of our 2014 Credit Facility at June 30, 2014.

The following table reflects required and actual financial ratios as of June 30, 2014 included as part of the affirmative covenants in our 2014 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	2.62:1.0
Total Debt to EBITDA Ratio	less than or equal to 3.5:1.0	2.08:1.0

We intend to use the availability under our 2014 Credit Facility and cash on hand to pursue acquisitions of additional businesses to the extent permitted under our 2014 Credit Facility, to fund distributions and to provide for other working capital needs.

Our subsidiary FOX has long-term debt outstanding totaling $45.4 million as of June 30, 2014 in connection with a separate third-party credit agreement. (See description below).

Amended FOX Credit Facility
In March 2014, FOX amended the FOX Credit Facility in connection with its acquisition of Sport Truck by extending the term through March 31, 2019, and providing for a term loan facility of $50 million. The term loan facility requires quarterly payments of approximately $0.6 million from June 30, 2014 through March 31, 2016, $0.9 million from June 30, 2016 through March 31, 2018, $1.3 million from June 30, 2018 through December 31, 2018, with the final payment of principal and interest due March 31,

2019. The term loan and advances under the revolving credit portion of the FOX Amended Credit Agreement bear interest at either LIBOR plus an applicable margin ranging from 1.50% to 2.50%, or the Prime Rate, plus an applicable margin ranging from 0.50% to 1.50%. In addition to interest on amounts borrowed, FOX will pay a quarterly commitment fee on the unused portion of the commitment ranging from 0.20% to 0.30%.
At June 30, 2014 no amount was outstanding under the FOX revolving credit facility and $45.4 million was outstanding under the FOX term loan. FOX was in compliance with applicable covenants as of June 30, 2014.

Interest Expense
We incurred interest expense totaling $9.4 million for the six months ended June 30, 2014 compared to $9.6 million for the same period in 2013. The components of interest expense are as follows (in thousands):

	Six months ended June 30,
	2014	2013
Interest on credit facilities	$7,288	$8,098
Unused fee on Revolving Credit Facility	1,248	1,174
Amortization of original issue discount	546	655
Losses (gains) on interest rate derivatives	273	(404)
Letter of credit fees	19	30
Other	23	7
Interest expense	$9,397	$9,560
Average daily balance of debt outstanding	$310,632	$287,500
Effective interest rate	6.1%	6.7%

Income Taxes
We incurred income tax expense of $7.8 million with an effective tax rate of 28.3% during the six months ended June 30, 2014 compared to $13.6 million with an effective income tax rate of 70.9% during the same period in 2013. Non-deductible costs incurred at the corporate level increased the effective income tax rate by 8.7% for the six months ended June 30, 2014 and 30.6% during the six months ended June 30, 2013. State and foreign income taxes (net of the Federal benefit) accounts for the majority of the remaining difference in our effective income tax rates in both periods.
The components of income tax expense as a percentage of income from continuing operations before income taxes for the six months ended June 30, 2014 and 2013 are as follows:

	Six months ended June 30,
	2014	2013
United States Federal Statutory Rate	35.0%	35.0%
Foreign and State income taxes (net of Federal benefits) (1)	(10.0)	6.0
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (2)	8.7	30.6
Impact of subsidiary employee stock options	0.6	1.1
Domestic production activities deduction	(2.8)	(3.5)
Non-recognition of NOL carryforwards at subsidiaries	(0.9)	0.6
Other	(2.3)	1.1
Effective income tax rate	28.3%	70.9%

(1)
During the quarter ended June 30, 2014, FOX recognized a discrete tax benefit of $3.8 million related to the apportionment of income amongst the jurisdictions where FOX does business. The benefit relates to the tax years 2009 through 2013 and results from a detailed study of FOX's business practice undertaken as a result of a series of legal interpretations regarding apportionment laws and court cases, and includes the impact of a reduction in the rate used to measure FOX's deferred tax liability and unrecognized tax benefit. The benefit has been accounted for as a change in estimate, and FOX anticipates filing amended state tax returns in the affected jurisdictions.

(2)	The effective income tax rate for all periods includes a significant loss at the Company's parent which is taxed as a partnership.

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
The following table reconciles EBITDA and Adjusted EBITDA to income (loss) from continuing operations, which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Six months ended June 30, 2014

	Consolidated	Corporate	CamelBak	Ergobaby	FOX	Liberty	Advanced Circuits	American Furniture	Arnold Magnetics	Tridien	Consolidated
Net income (loss)	$19,692	$(6,864)	$3,342	$3,564	$14,523	$(1,762)	$4,828	$998	$443	$620	$19,692
Adjusted for:
Provision (benefit) for income taxes	7,776	—	2,967	2,356	1,687	(1,219)	2,200	—	(215)	—	7,776
Interest expense, net	9,382	9,023	5	8	345	4	(1)	—	(2)	—	9,382
Intercompany interest	—	(18,646)	5,115	2,541	—	2,290	3,365	1,123	3,615	597	—
Depreciation and amortization	25,690	58	7,146	2,096	4,622	3,218	2,743	117	4,390	1,300	25,690
Loss on debt extinguishment	2,143	2,143	—	—	—	—	—	—	—	—	2,143
EBITDA	64,683	(14,286)	18,575	10,565	21,177	2,531	13,135	2,238	8,231	2,517	64,683
(Gain) loss on sale of fixed assets	62	—	6	—	3	17	—	—	39	(3)	62
Non-controlling shareholder compensation	2,969	—	473	270	1,922	201	12	—	66	25	2,969
Acquisition expenses	1,120	—	—		1,024	96	—	—	—	—	1,120
Management fees	9,758	8,333	250	250	—	250	250	—	250	175	9,758
Adjusted EBITDA	$78,592	$(5,953)	$19,304	$11,085	$24,126	$3,095	$13,397	$2,238	$8,586	$2,714	$78,592
Adjusted EBITDA
Six months ended June 30, 2013

	Consolidated	Corporate	CamelBak	Ergobaby	FOX	Liberty	Advanced Circuits	American Furniture	Arnold Magnetics	Tridien	Consolidated
Net income (loss)	$5,582	$(16,870)	$3,322	$1,773	$9,271	$2,588	$4,944	$(567)	$1,023	$98	$5,582
Adjusted for:
Provision (benefit) for income taxes	13,574	(52)	3,435	1,124	4,962	1,343	3,042	—	(197)	(83)	13,574
Interest expense, net	9,527	9,525	(11)	2	6	—	(1)	—	6	—	9,527
Intercompany interest	—	(21,663)	5,943	2,891	1,722	2,125	3,858	867	3,724	533	—
Depreciation and amortization	24,135	(205)	6,723	1,986	4,038	3,346	2,686	160	4,246	1,155	24,135
Loss on debt exchange	1,785	1,785	—	—	—	—	—	—	—	—	1,785
EBITDA	54,603	(27,480)	19,412	7,776	19,999	9,402	14,529	460	8,802	1,703	54,603
(Gain) loss on sale of fixed assets	68	—	14	43	(7)	—	(20)	—	24	14	68
Non-controlling shareholder compensation	2,312	—	473	379	1,128	199	12	—	71	50	2,312
Impairment charges	900	—	—	—	—	—	—	—	—	900	900
Supplemental put expense	15,308	15,308	—	—	—	—	—	—	—	—	15,308
Management fees	8,750	7,075	250	250	250	250	250	—	250	175	8,750
Adjusted EBITDA	$81,941	$(5,097)	$20,149	$8,448	$21,370	$9,851	$14,771	$460	$9,147	$2,842	$81,941

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

	Six Months Ended
(in thousands)	June 30, 2014	June 30, 2013
Net income	19,692	5,582
Adjustment to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	24,534	23,124
Impairment expense	—	900
Supplemental put expense	—	15,308
Amortization of debt issuance costs and original issue discount	1,699	1,666
Noncontrolling stockholders charges	2,969	2,312
Loss on debt extinguishment	2,143	1,785
Unrealized (gain) loss on interest rate and foreign currency hedges	273	(481)
Excess tax benefit from subsidiary stock option exercise (1)	(1,662)	—
Deferred taxes	(2,935)	(1,573)
Other	228	46
Changes in operating assets and liabilities	(35,621)	(26,270)
Net cash (used in) provided by operating activities	11,320	22,399
Plus:
Unused fee on revolving credit facility (2)	1,174	1,174
Excess tax benefit from subsidiary stock option exercise (1)	1,662	—
Changes in operating assets and liabilities	35,621	26,270
Other	96	—
Less:
Payment on swap	996	—
Maintenance capital expenditures: (3)
Compass Group Diversified Holdings LLC	—	—
Advanced Circuits	335	810
American Furniture	145	198
Arnold	1,464	1,090
CamelBak	1,418	543
Ergobaby	115	715
Fox	2,241	1,817
Liberty	433	145
Tridien	492	218
FOX CAD (4)	15,039	—
Other	70	—
Estimated cash flow available for distribution and reinvestment	27,125	44,307
Distribution paid in April 2014/2013	$(17,388)	$(17,388)
Distribution paid in July 2014/2013	(17,388)	(17,388)
	$(34,776)	$(34,776)

(1) Represents the non-cash excess tax benefit at FOX related to the exercise of stock options.
(2) Represents the commitment fee on the unused portion of the revolving credit facilities.
(3) Excludes growth capital expenditures of approximately $1.0 million and $3.5 million for the six months ended June 30, 2014 and 2013, respectively.

(4) Represents FOX CAD subsequent to the FOX IPO date. For the six months ended June 30, 2014, the amount includes approximately $23.1 million of EBITDA, less: $3.6 million of cash taxes, $1.9 million of management fees, $2.2 million of maintenance capital expenditures and $0.3 million of interest expense.
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

Related Party Transactions and Certain Transactions Involving our Businesses

Sale of FOX common stock
On July 10, 2014, 5,750,000 shares of common stock held by certain FOX shareholders, including us, were sold in a secondary offering at a price of $15.50 per share for total net proceeds to selling shareholders of approximately $84.4 million.
As a selling shareholder we sold a total of 4,466,569 shares of FOX common stock, including 633,955 shares sold in connection with underwriters’ exercise of the over-allotment option in full, for total net proceeds of approximately $65.5 million. Upon completion of the offering, our ownership in FOX was lowered from approximately 53% to 41%, or 15,108,718 shares of FOX’s common stock and as a result we anticipate deconsolidating FOX as of July 10, 2014 which is consistent with our intention to streamline our consolidated financial reporting. In connection with the FOX deconsolidation we expect to record a gain of approximately $264 million in the quarter ended September 30, 2014.
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
The table below summarizes the payment schedule of our contractual obligations at June 30, 2014:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$474,198	$57,588	$41,116	$47,569	$327,925
Operating lease obligations (b)	80,746	11,789	14,655	23,797	30,505
Purchase obligations (c)	243,781	164,997	38,550	40,234	—
Total (d)	$798,725	$234,374	$94,321	$111,600	$358,430

(a)
Reflects commitment fees and letter of credit fees under our 2014 Revolving Credit Facility and amounts due, together with interest on our 2014 Term Loan Facility, as well as amounts due under the FOX Amended Credit Facility.

(b)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.

(c)
Reflects non-cancelable commitments as of June 30, 2014, including: (i) shareholder distributions of $69.6 million; (ii) management fees of $18.0 million per year over the next five years, and (iii) other obligations including amounts due under employment agreements. Distributions to our shareholders are approved by our Board of Directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.

(d)
The contractual obligation table does not include approximately $8.1 million in liabilities associated with unrecognized tax benefits as of June 30, 2014 as the timing of the recognition of this liability is not certain. The amount of the liability is not expected to significantly change in the next twelve months.

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
At March 31, 2014, we have elected to use the optional qualitative assessment alternative to test goodwill for impairment for each of our RU that maintains a goodwill carrying value. Results of the qualitative analysis indicate that the carrying value of these reporting units did not exceed their fair value. We determined that two of the three RUs at Arnold required further quantitative testing (step 1) because we could not conclude that the fair value of the RUs exceeds their carrying value based on qualitative factors. Results of the quantitative analysis indicated that the fair value of these reporting units exceeds their carrying value. The fair value of the RU was determined utilizing a discounted cash flow methodology ("DCF") on both an income and market approach for Flexmag and the income approach for Precision Thin Metals. A representative market does not exist for Precision Thin metals. The DCF utilized a weighted average cost of capital of 12.5% for Flexmag and 14.5% for Precision Thin Metals.

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
At March 31, 2014 we elected the optional qualitative assessment alternative that permits an entity to consider events and circumstances that could affect the fair value of the indefinite-lived intangible asset and avoid the quantitative test if the entity is able to support a conclusion that the indefinite-lived intangible asset is not impaired. Our indefinite-lived intangible assets consist of trade names with a carrying value of approximately $147.5 million. Results of the qualitative analysis indicated that the carrying value of our indefinite-live intangible assets did not exceed their fair value.

Contingent Consideration
In connection with the acquisition of Sport Truck, FOX agreed to remit additional consideration to the sellers over the next three years totaling up to $29.3 million based on certain annual financial performance targets being met. Based on preliminary probability and discounted cash flow analysis we have determined that this contingency has a fair value of approximately $19.0 million at June 30, 2014. Should circumstances change or new events arise that were not contemplated in our initial analysis, the resulting change in fair value of the contingent consideration could materially increase or decrease net income in the period of the change. (Refer to footnote C to our condensed consolidated financial statements).
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
At June 30, 2014, we have several derivative instruments in the form of forward contracts and options that hedge the value of the Eurodollar. The nominal value of these instruments total approximately $2.0 million. Mark-to-market gains or losses from these instruments were not material during the three and six months ended June 30, 2014.

ITEM 4. – CONTROLS AND PROCEDURES
As required by Exchange Act Rule 13a-15(b), Holdings’ Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2014. Based on that evaluation, the Holdings’ Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of June 30, 2014.

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

10.1
Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto, and Bank of America N.A., dated as of June 6, 2014 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 9, 2014 (File No. 001-34927)

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
Date: August 6, 2014
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 6, 2014

EXHIBIT INDEX

Exhibit Number	Description

10.1
Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto, and Bank of America N.A., dated as of June 6, 2014 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 9, 2014 (File No. 001-34927)

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