Form 10-Q
period 2014-09-30
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2014-11-05
CIK 1345126, 1345122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2014, there were 48,300,000 shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2014

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

•	the “2014 Revolving Credit Facility” refer to the $400 million Revolving Credit Facility provided by the 2014 Credit Facility that matures in June 2019;

•	the “2014 Term Loan” refer to the $325 million Term Loan Facility, provided by the Credit Facility that matures in June 2021;

•	the “LLC Agreement” refer to the fourth amended and restated operating agreement of the Company dated as of January 1, 2012; and

•	“we,” “us” and “our” refer to the Trust, the Company and the businesses together.

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

PART I
FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

Compass Diversified Holdings
Condensed Consolidated Balance Sheets

(in thousands)	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,269	$113,229
Accounts receivable, less allowances of $4,382 at September 30, 2014 and $3,424 at December 31, 2013	128,658	111,736
Inventories	95,790	152,948
Prepaid expenses and other current assets	21,181	21,220
Total current assets	268,898	399,133
Property, plant and equipment, net	93,019	68,059
Equity method investment (refer to Note B)	234,185	—
Goodwill	324,165	246,611
Intangible assets, net	399,959	310,359
Deferred debt issuance costs, less accumulated amortization of $727 at September 30, 2014 and $4,161 at December 31, 2013 (refer to Note G)	11,767	8,217
Other non-current assets	12,869	12,534
Total assets	$1,344,862	$1,044,913
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$43,602	$62,539
Accrued expenses	49,401	55,590
Due to related party	5,315	4,528
Current portion, long-term debt	3,250	2,850
Other current liabilities	6,269	4,623
Total current liabilities	107,837	130,130
Deferred income taxes	107,051	60,024
Long-term debt, less original issue discount	404,467	280,389
Other non-current liabilities	7,350	5,435
Total liabilities	626,705	475,978
Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 48,300 shares issued and outstanding at September 30, 2014 and December 31, 2013	725,453	725,453
Accumulated other comprehensive income (loss)	(154)	693
Accumulated deficit	(45,319)	(252,761)
Total stockholders’ equity attributable to Holdings	679,980	473,385
Noncontrolling interest	38,177	95,550
Total stockholders’ equity	718,157	568,935
Total liabilities and stockholders’ equity	$1,344,862	$1,044,913
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
(in thousands, except per share data)
Net sales	$203,140	$265,512	$718,272	$752,854
Cost of sales	141,090	183,040	497,328	516,652
Gross profit	62,050	82,472	220,944	236,202
Operating expenses:
Selling, general and administrative expense	39,686	42,468	133,939	124,671
Supplemental put expense (reversal)	—	(61,303)	—	(45,995)
Management fees	5,876	4,892	15,634	13,642
Amortization expense	6,768	7,310	21,795	22,384
Impairment expense	—	—	—	900
Operating income	9,720	89,105	49,576	120,600
Other income (expense):
Interest expense, net	(7,060)	(5,078)	(16,442)	(14,605)
Amortization of debt issuance costs	(545)	(542)	(1,698)	(1,553)
Loss on debt extinguishment	—	—	(2,143)	(1,785)
Gain on deconsolidation of subsidiary (refer to Note B)	264,325	—	264,325	—
Gain (loss) on equity method investment	—	—	—	—
Other income (expense), net	18	(75)	308	(91)
Income before income taxes	266,458	83,410	293,926	102,566
Provision for income taxes	3,928	5,114	11,704	18,688
Net income	262,530	78,296	282,222	83,878
Less: Net income attributable to noncontrolling interest	1,432	4,909	10,746	9,466
Net income attributable to Holdings	$261,098	$73,387	$271,476	$74,412
Basic and fully diluted income per share attributable to Holdings (refer to Note J)	$5.15	$1.50	$5.34	$1.52
Weighted average number of shares of trust stock outstanding – basic and fully diluted	48,300	48,300	48,300	48,300
Cash distributions declared per share (refer to Note J)	$0.36	$0.36	$1.08	$1.08
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
(in thousands)
Net income	$262,530	$78,296	$282,222	$83,878
Other comprehensive income (loss)
Foreign currency translation and other	(942)	686	(847)	261
Total comprehensive income, net of tax	$261,588	$78,982	$281,375	$84,139
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

(in thousands)	Number of Shares	Amount	Accumulated Deficit	Accum. Other Comprehensive Income (Loss)	Stockholders’ Equity Attrib. to Holdings	Non- Controlling Interest	Total Stockholders’ Equity
Balance — January 1, 2014	48,300	$725,453	$(252,761)	$693	$473,385	$95,550	$568,935
Net income	—	—	271,476	—	271,476	10,746	282,222
Other comprehensive loss – foreign currency translation and other	—	—	—	(847)	(847)	—	(847)
Effect of deconsolidation of FOX	—	—	(359)	—	(359)	(76,928)	(77,287)
Distribution to Allocation Interest Holders	—	—	(11,870)	—	(11,870)		(11,870)
Proceeds received from Clean Earth noncontrolling shareholders	—	—	—	—		2,275	2,275
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	6,893	6,893
Effect of subsidiary stock options exercise	—	—	359	—	359	(359)	—
Distributions paid	—	—	(52,164)	—	(52,164)	—	(52,164)
Balance — September 30, 2014	48,300	$725,453	$(45,319)	$(154)	$679,980	$38,177	$718,157
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$282,222	$83,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	14,089	12,286
Amortization expense	21,795	22,384
Impairment expense	—	900
Amortization of debt issuance costs and original issue discount	2,412	2,489
Loss on debt extinguishment	2,143	1,785
Supplemental put expense (reversal)	—	(45,995)
Unrealized (gain) loss on interest rate swap	2,809	68
Noncontrolling stockholder stock based compensation	3,592	3,367
Net gain on deconsolidation of subsidiary - FOX	(264,325)	—
(Gain) loss on equity method investment	—	—
Excess tax benefit from subsidiary stock options exercised	(1,662)	—
Deferred taxes	(1,944)	(2,121)
Other	361	189
Changes in operating assets and liabilities, net of acquisition:
Increase in accounts receivable	(13,685)	(28,244)
Decrease (increase) in inventories	17,052	(16,720)
Increase in prepaid expenses and other current assets	(6,008)	(668)
Increase (decrease) in accounts payable and accrued expenses	(12,691)	26,044
Payment of profit allocation	—	(5,603)
Net cash provided by operating activities	46,160	54,039
Cash flows from investing activities:
Acquisitions, net of cash acquired	(292,223)	—
Purchases of property and equipment	(10,187)	(14,673)
Proceeds from FOX stock offering	65,528	80,913
Proceeds from sale of businesses	517	1,244
Payment of interest rate swap	(1,502)	—
Proceeds from sale leaseback transaction	—	4,372
Other investing activities	(32)	260
Net cash (used in) provided by investing activities	(237,899)	72,116
Cash flows from financing activities:
Borrowings under credit facility	476,000	117,500
Repayments under credit facility	(307,813)	(89,062)
Distributions paid	(52,164)	(52,164)
Net proceeds provided by noncontrolling shareholders	4,025	36,122
Distributions paid to noncontrolling shareholders	(11,870)	(3,090)
Debt issuance costs	(7,370)	(2,697)
Excess tax benefit from subsidiary stock options exercised	1,662	—
Other	(139)	(103)
Net cash provided by financing activities	102,331	6,506
Foreign currency impact on cash	(552)	261
Net increase (decrease) in cash and cash equivalents	(89,960)	132,922
Cash and cash equivalents — beginning of period	113,229	18,241
Cash and cash equivalents — end of period	$23,269	$151,163
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2014

Note A — Organization and business operations
Compass Diversified Holdings, a Delaware statutory trust (“the Trust”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability company (the “Company” or "CODI"), was also formed on November 18, 2005 with equity interests which were subsequently reclassified as the “Allocation Interests”. The Trust and the Company were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. In accordance with the amended and restated Trust Agreement, dated as of April 25, 2006 (the “Trust Agreement”), the Trust is sole owner of 100% of the Trust Interests (as defined in the Company’s amended and restated operating agreement, dated as of April 25, 2006 (as amended and restated, the “LLC Agreement”)) of the Company and, pursuant to the LLC Agreement, the Company has, outstanding, the identical number of Trust Interests as the number of outstanding shares of the Trust. The Company is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.
The Company is a controlling owner of eight businesses, or reportable operating segments, at September 30, 2014. The segments are as follows: CamelBak Acquisition Corp. (“CamelBak”), The Ergo Baby Carrier, Inc. (“Ergobaby”), Liberty Safe and Security Products, Inc. (“Liberty Safe” or “Liberty”), Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), American Furniture Manufacturing, Inc. (“AFM” or “American Furniture”), AMT Acquisition Corporation (“Arnold” or “Arnold Magnetics”), Clean Earth Holdings, Inc. ("Clean Earth") and Tridien Medical, Inc. (“Tridien”). Refer to Note D for further discussion of the operating segments. The Company also owns a non-controlling interest of approximately 41% in Fox Factory Holding Corp. (“FOX”) which is accounted for as an equity method investment. Compass Group Management LLC, a Delaware limited liability company (“CGM” or the “Manager”), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a management services agreement (“MSA”).

Note B — Presentation and principles of consolidation
The condensed consolidated financial statements for the three and nine month periods ended September 30, 2014 and September 30, 2013, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Deconsolidation of FOX
On August 13, 2013, the Company’s FOX operating segment completed an initial public offering of its common stock pursuant to a registration statement on Form S-1 (the "FOX IPO"). FOX sold 2,857,143 of its shares, and certain of its shareholders, including the Company, sold 7,000,000 shares at an initial offering price of $15.00 per share. FOX trades on the NASDAQ Stock Market under the ticker “FOXF.” The Company’s ownership interest in FOX was reduced from 75.8% to 53.9% on a primary basis and from 70.6% to 49.8% on a fully diluted basis as a result of the FOX IPO.
On July 10, 2014, FOX used a registration statement on Form S-1 under the Securities Act filed with the Securities and Exchange Commission (the "SEC") for a public offering of its common stock (the “FOX Secondary Offering”) held by certain stockholders (the "Selling Stockholders").  The Selling Stockholders sold 5,750,000 shares of FOX common stock in the FOX Secondary Offering, which included an underwriters’ option to purchase an additional 750,000 shares, at an offering price of $15.50 per share.  CODI sold 4,466,569 shares of FOX common stock, including 633,955 shares sold in connection with the underwriters’ exercise of their full option to purchase additional shares of common stock, and received net proceeds from the sale of approximately $65.5 million. As a result of the sale of the shares by the Company in the FOX Secondary Offering, the Company’s ownership interest in FOX decreased to approximately 41%, which resulted in the deconsolidation of the FOX operating segment in the Company’s consolidated financial statements effective as of the date of the FOX Secondary Offering.

Subsequent to the sale of the shares of FOX common stock by the Company, the Company owns approximately 15.1 million shares of FOX common stock, which had a fair value of $234.2 million at July 10, 2014 based on the offering price per share. The Company recognized a gain in the quarter ended September 30, 2014 of approximately $76.2 million related to the shares that were sold in connection with the FOX Secondary Offering, and a gain of approximately $188.0 million related to the Company’s retained interest in FOX, for a total gain of approximately $264.3 million.
The Company has elected to account for its investment in FOX at fair value using the equity method beginning on the date the investment became subject to the equity method of accounting. The Company uses the equity method of accounting when it has the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. For equity method investments which the Company has elected to measure at fair value, unrealized gains and losses are reported in the consolidated statement of operations as gain (loss) from equity method investments. The equity method investment in FOX had a fair value of $234.2 million on September 30, 2014 based on the closing price of FOX shares on that date. The closing price for the FOX shares at September 30, 2014 was unchanged from the offering price of FOX shares on July 10, 2014, the date of deconsolidation, which resulted in the Company recognizing no gain or loss on the fair value of the equity method investment for the period ending September 30, 2014 in the condensed consolidated statement of operations.

The following information summarizes FOX's result of operations that are included in the Company's consolidated results of operations for the period from January 1, 2014 through July 10, 2014, the date of deconsolidation, and for the three and nine months ended September 30, 2013 (in thousands):

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net sales	$7,514	$82,293	$149,995	$207,488
Operating income	811	14,774	17,294	30,979
Net income	$524	$9,924	$15,047	$19,195
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

Note C — Acquisitions
Acquisition of Clean Earth Holdings, Inc.
On August 26, 2014, CEHI Acquisition Corp., a subsidiary of the Company, closed on the acquisition of all the issued and outstanding capital stock of Clean Earth Holdings, Inc. pursuant to a stock purchase agreement among CEHI Acquisition Corp., Clean Earth, holders of stock and options in Clean Earth, Littlejohn Fund III, L.P. and the Company, entered into on August 7, 2014.

Headquartered in Hatboro, Pennsylvania, Clean Earth provides environmental services for a variety of contaminated materials including soils, dredge material, hazardous waste and drill cuttings. Clean Earth analyzes, treats, documents and recycles waste streams generated in multiple end-markets such as power, construction, oil and gas, infrastructure, industrial and dredging. Treatment includes thermal desorption, dredged material stabilization, bioremediation, physical treatment/screening and chemical fixation. Before the company accepts contaminated materials, it identifies a third party “beneficial reuse” site such as commercial redevelopment or landfill capping where the materials will be sent after they are treated. Clean Earth holds the largest market share in the contaminated materials and dredged material management market and operates 12 permitted facilities in the Eastern U.S. Revenues from the environmental recycling facilities are generally recognized at the time of treatment.
The Company made loans to and purchased a 98% controlling interest in Clean Earth. The purchase price, including proceeds from noncontrolling interest, was approximately $252.9 million (excluding acquisition related costs) and is subject to normal post-closing working capital adjustments. The Company funded its portion of the acquisition through drawings on its 2014 Revolving Credit Facility and cash on hand. Clean Earth management invested in the transaction along with the Company representing an approximate 2% initial noncontrolling interest on a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction is accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of Clean Earth. CGM will receive integration service fees of approximately $2.5 million which will be payable quarterly as services are rendered beginning on December 31, 2014.
The results of operations of Clean Earth have been included in the consolidated results of operations since the date of acquisition. Clean Earth's results of operations are reported as a separate operating segment. The table below provides the provisional recording of assets acquired and liabilities assumed as of the acquisition date. The amounts recorded for property, plant and equipment, intangible assets and goodwill are preliminary pending finalization of valuation efforts.

Clean Earth	Amounts Recognized as of Acquisition Date
(in thousands)
Assets:
Cash	$3,683
Accounts receivable, net (1)	41,821
Property, plant and equipment (2)	43,737
Intangible assets	134,847
Goodwill	109,334
Other current and noncurrent assets	8,449
Total assets	$341,871

Liabilities and noncontrolling interest:
Current liabilities	$27,205
Other liabilities	151,158
Deferred tax liabilities	58,827
Noncontrolling interest	2,275
Total liabilities and noncontrolling interest	$239,465

Net assets acquired	$102,406
Noncontrolling interest	2,275
Intercompany loans to business	146,276
$250,957
Acquisition Consideration

Purchase price	$243,000
Working capital adjustment	6,209
Cash	3,683
$252,892

Transaction costs	$1,935

(1) Includes $42.5 million of gross contractual accounts receivable of which $0.6 million was not expected to be collected. The fair value of accounts receivable approximated book value acquired.

(2) Includes $20.9 million of property, plant and equipment basis step-up.

The Company incurred $1.9 million of transaction costs in conjunction with the Clean Earth acquisition for the three and nine months ended September 30, 2014, respectively, which is included in selling, general and administrative expense in the accompanying condensed consolidated statements of income. The goodwill of $109.3 million reflects the strategic fit of Clean Earth into the Company's niche industrial businesses. The goodwill is not expected to be deductible for tax purposes.
The values assigned to the identified intangible assets were determined by discounting the estimated future cash flows associated with these assets to their present value. The intangible assets preliminarily recorded in connection with the Clean Earth acquisition are as follows (in thousands):

Intangible assets	Amount	Estimated Useful Life
Customer relationships	$25,430	15 years
Permits and Airspace	92,417	Permits -40 years/ Airspace - 16 years
Trade name	17,000	20 years
	$134,847

Unaudited pro forma information
The following unaudited pro forma data for the nine months ended September 30, 2014 and 2013 gives effect to the acquisition of Clean Earth, as described above, as if the acquisition had been completed as of January 1, 2013. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Nine Months Ended September 30,
(in thousands)	2014	2013

Net sales	834,687	863,195
Operating income	64,615	124,932
Net income	288,433	85,371
Net income attributable to Holdings	277,570	75,859
Basic and fully diluted net income per share attributable to Holdings	5.46	1.55

FOX Acquisition of Sport Truck USA, Inc.
On March 31, 2014, the Company’s majority owned subsidiary, FOX, acquired certain assets and assumed certain liabilities of Sport Truck USA, Inc. (“Sport Truck”) a privately held global distributor, primarily of its own branded aftermarket suspension solutions and a reseller of FOX products. The transaction was accounted for as a business combination. FOX paid cash consideration of approximately $40.8 million, which is subject to certain working capital adjustments in accordance with the asset purchase agreement. The purchase price of Sport Truck was allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of March 31, 2014 with the excess purchase price allocated to goodwill.

Sport Truck	Amounts Recognized as of Acquisition Date
Acquisition Consideration
(in thousands)
Cash	$40,770
Settlement of pre-existing accounts	473
Contingent consideration	19,035
Total consideration at closing	$60,278

The net assets acquired in the Sport Truck acquisition were included in the balance of FOX that were deconsolidated as a result of the Company's ownership interest in FOX falling to 41% on July 10, 2014.

Note D — Operating segment data
At September 30, 2014, the Company had eight reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

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

•
Clean Earth provides environmental services for a variety of contaminated materials including soils, dredge material, hazardous waste and drill cuttings. Clean Earth analyzes, treats, documents and recycles waste streams generated in multiple end-markets such as power, construction, oil and gas, infrastructure, industrial and dredging. Clean Earth is headquartered in Hatboro, Pennsylvania and operates 12 facilities in the eastern United States.

•
Tridien is a leading designer and manufacturer of powered and non-powered medical therapeutic support surfaces and patient positioning devices serving the acute care, long-term care and home health care markets. Tridien is headquartered in Coral Springs, Florida and its products are sold primarily in North America.

Equity Method Investment

FOX is a designer, manufacturer and marketer of high-performance suspension products used primarily on mountain bikes, side-by-side vehicles, on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, or ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. FOX’s products offer innovative design, performance, durability and reliability that enhance ride dynamics by improving performance and control. FOX is headquartered in Scotts Valley, CA. As a result of the sale of the shares by the Company in the FOX Secondary Offering, the Company’s ownership interest in FOX decreased to approximately 41%, which resulted in the deconsolidation of the FOX operating segment from the Company’s consolidated financial statements effective July 10, 2014. The Company's investment in FOX is accounted for using the equity method effective July 10, 2014, and the results of operations for FOX for the three and nine months ended September 30, 2014 reflect the results of FOX from the beginning of the period through July 10, 2014.

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
A disaggregation of the Company’s consolidated revenue and other financial data for the three and nine months ended September 30, 2014 and 2013 is presented below (in thousands):

Net sales of operating segments	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
CamelBak	$33,496	$34,661	$113,145	$111,927
Ergobaby	22,429	16,946	61,468	49,573
FOX	7,514	82,293	149,995	207,488
Liberty	19,916	35,242	67,768	96,828
ACI	22,027	22,022	64,175	66,453
American Furniture	28,351	26,277	95,842	79,318
Arnold Magnetics	31,456	32,381	94,902	95,405
Clean Earth	20,318	—	20,318	—
Tridien	17,633	15,690	50,659	45,862
Total	203,140	265,512	718,272	752,854
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—	—	—
Total consolidated revenues	$203,140	$265,512	$718,272	$752,854

International Revenues	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
CamelBak	$6,496	$6,377	$25,512	$22,189
Ergobaby	13,319	10,727	35,013	28,408
FOX	—	55,288	79,306	135,129
Arnold Magnetics	14,415	14,971	44,003	45,116
	$34,230	$87,363	$183,834	$230,842

Profit (loss) of operating segments (1)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
CamelBak	$2,833	$3,490	$14,517	$16,316
Ergobaby	4,881	3,051	13,439	9,015
FOX	811	14,774	17,294	30,979
Liberty	(1,692)	4,224	(2,229)	10,400
ACI	5,826	5,673	16,407	17,903
American Furniture	401	(166)	2,538	186
Arnold Magnetics	2,146	2,704	6,206	7,473
Clean Earth	1,029	—	1,029	—
Tridien	574	577	1,732	1,168
Total	16,809	34,327	70,933	93,440
Reconciliation of segment profit to consolidated income from continuing operations before income taxes:
Interest expense, net	(7,060)	(5,078)	(16,442)	(14,605)
Other income (loss), net	18	(75)	308	(91)
Corporate and other (2)	256,691	54,236	239,127	23,822
Total consolidated income from continuing operations before income taxes	$266,458	$83,410	$293,926	$102,566

(1)	Segment profit (loss) represents operating income (loss).

(2)
Primarily relates to gain on deconsolidation of FOX in 2014, fair value adjustments related to the supplemental put liability during 2013, as well as management fees expensed and payable to CGM and corporate overhead expenses during 2014 and 2013.

Accounts receivable	September 30, 2014	December 31, 2013
CamelBak	$18,891	$18,054
Ergobaby	10,097	8,626
FOX (1)	—	34,197
Liberty	11,786	13,029
ACI	6,012	5,542
American Furniture	13,219	11,502
Arnold Magnetics	19,203	16,922
Clean Earth	45,837	—
Tridien	7,995	7,288
Total	133,040	115,160
Reconciliation of segment to consolidated totals:
Corporate and other	—	—
Total	133,040	115,160
Allowance for doubtful accounts	(4,382)	(3,424)
Total consolidated net accounts receivable	$128,658	$111,736

(1)
As a result of the sale of shares by the Company in the FOX Secondary Offering, the Company’s ownership interest in FOX decreased to approximately 41%, which resulted in the deconsolidation of the FOX operating segment in the Company’s consolidated financial statements effective July 10, 2014.

	Goodwill Sept. 30,	Goodwill Dec. 31,	Identifiable Assets Sept. 30,	Identifiable Assets Dec. 31,	Depreciation and Amortization Expense Three months ended September 30,		Depreciation and Amortization Expense Nine months ended September 30,
	2014	2013	2014 (1)	2013 (1)	2014	2013	2014	2013
Goodwill and identifiable assets of operating segments
CamelBak	$5,546	$5,546	$204,601	$218,081	$3,353	$3,269	$10,202	$9,708
Ergobaby	41,664	41,664	65,544	65,838	950	918	2,867	2,734
FOX (2)	—	31,924	—	93,700	252	1,944	4,785	5,757
Liberty	32,828	32,684	39,055	49,247	1,582	1,470	4,663	4,690
ACI	57,615	57,615	19,139	22,044	1,278	1,250	3,836	3,658
American Furniture	—	—	30,407	32,851	52	48	152	137
Arnold Magnetics	51,767	51,767	82,064	87,921	2,152	2,016	6,363	6,075
Clean Earth	109,334	—	188,850	—	1,116	—	1,116	—
Tridien	16,762	16,762	14,513	15,324	604	542	1,900	1,666
Total	315,516	237,962	644,173	585,006	11,339	11,457	35,884	34,425
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets (2)	—	—	247,866	101,560	—	89	—	245
Amortization of debt issuance costs and original issue discount	—	—	—	—	713	823	2,412	2,489
Goodwill carried at Corporate level (3)	8,649	8,649	—	—	—	—	—	—
Total	$324,165	$246,611	$892,039	$686,566	$12,052	$12,369	$38,296	$37,159

(1)	Does not include accounts receivable balances per schedule above.

(2)
As a result of the sale of shares by the Company in the FOX Secondary Offering, the Company’s ownership interest in FOX decreased to approximately 41%, which resulted in the deconsolidation of the FOX operating segment in the Company’s consolidated financial statements effective July 10, 2014. The 41% ownership interest in FOX is accounted for as an equity method investment as of the date of deconsolidation and is included in the balance at Corporate as of September 30, 2014.

(3)
Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the segments. This amount is allocated back to the respective segments for purposes of goodwill impairment testing.

Note E — Property, plant and equipment and inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Machinery and equipment	$114,796	$90,717
Office furniture, computers and software	10,151	11,385
Leasehold improvements	8,268	15,354
Buildings and land	13,386	425
	146,601	117,881
Less: accumulated depreciation	(53,582)	(49,822)
Total (1)	$93,019	$68,059
(1) The increase in the property, plant and equipment at September 30, 2014 is due to the acquisition of Clean Earth on August 26, 2014 - refer to Note C.

Depreciation expense was $4.6 million and $14.1 million for the three and nine months ended September 30, 2014, respectively, and $4.2 million and $12.3 million for the three and nine months ended September 30, 2013, respectively.
Inventory
Inventory is comprised of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Raw materials and supplies	$41,554	$74,325
Work-in-process	13,207	13,579
Finished goods	48,604	73,664
Less: obsolescence reserve	(7,575)	(8,620)
Total	$95,790	$152,948

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
A reconciliation of the change in the carrying value of goodwill for the nine months ended September 30, 2014 and the year ended December 31, 2013, is as follows (in thousands):

	Nine months ended September 30, 2014	Year ended December 31, 2013
Beginning balance:
Goodwill	$299,514	$298,962
Accumulated impairment losses	(52,903)	(41,435)
	246,611	257,527
Impairment losses	—	(11,468)
Acquisition of businesses (1)	121,441	552
Deconsolidation of subsidiary (2)	(43,887)	—
Total adjustments	77,554	(10,916)
Ending balance:
Goodwill	377,068	299,514
Accumulated impairment losses	(52,903)	(52,903)
	$324,165	$246,611

(1)
Acquisition of businesses relates to the acquisition of Clean Earth in August 2014 and the add-on acquisition of Sport Truck by FOX in March 2014. The $12.0 million of goodwill from the Sport Truck acquisition is included in the amount of $43.9 million that was deconsolidated during the nine months ended September 30, 2014.

(2)
As a result of the sale of the shares by the Company in the FOX Secondary Offering, the Company’s ownership interest in FOX decreased to approximately 41%, which resulted in the deconsolidation of the FOX operating segment in the Company’s consolidated financial statements effective July 10, 2014.

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

Other intangible assets are comprised of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013	Weighted Average Useful Lives
Customer relationships	$205,940	$192,387	11
Technology and patents	56,696	89,443	8
Trade names, subject to amortization	24,722	7,595	17
Licensing and non-compete agreements	7,768	7,736	5
Permits and airspace	92,417	—	39
Distributor relations and other	606	606	5
	388,149	297,767
Accumulated amortization:
Customer relationships	(69,855)	(64,752)
Technology and patents	(25,299)	(44,703)
Trade names, subject to amortization	(2,654)	(1,895)
Licensing and non-compete agreements	(7,373)	(6,798)
Permits and airspace	(350)	—
Distributor relations and other	(606)	(606)
Total accumulated amortization	(106,137)	(118,754)
Trade names, not subject to amortization	117,947	131,346
Total intangibles, net	$399,959	$310,359

Amortization expense related to intangible assets was $6.8 million and $21.8 million for the three and nine months ended September 30, 2014, respectively, and $7.3 million and $22.4 million for the three and nine months ended September 30, 2013, respectively. Estimated charges to amortization expense of intangible assets over the next five years, is as follows, (in thousands):

October 1, 2014 through Dec. 31, 2014	$6,961
2015	24,216
2016	21,419
2017	18,484
2018	17,563
$88,643

Note G — Debt
2011 Credit Agreement
On October 27, 2011, the Company entered into the 2011 Credit Facility with a group of lenders led by TD Securities for a $515 million credit facility, with an optional $135 million increase (the "2011 Credit Facility"). The 2011 Credit Facility provided for (i) a revolving line of credit of $290 million which was subsequently increased to $320 million (the "2011 Revolving Credit Facility"), and (ii) a $225 million term loan which was subsequently increased to $279 million (the "2011 Term Loan Facility"). The 2011 Term Loan Facility was issued at an original issuance discount of 96%. Amounts borrowed under the 2011 Revolving Credit Facility bore interest based on a leverage ratio defined in the credit agreement at either LIBOR plus a margin ranging from 2.50% to 3.50%, or base rate plus a margin ranging from 1.50% to 2.50%. Amounts outstanding under the 2011 Term Loan Facility bore interest at LIBOR plus 4.00% with a LIBOR floor of 1.00%, or base rate plus a margin ranging from 1.50% to 2.50%. The 2011 Revolving Credit Facility was set to mature in October 2016, and the 2011 Term Loan Facility required quarterly payments of approximately $0.71 million, with the final payment of all remaining outstanding principle and interest due in October 2017. The Company was required to pay commitment fees of 1% per annum of the unused portion of the 2011 Revolving Credit Facility. The 2011 Credit Facility was terminated in June 2014.

2014 Credit Agreement

On June 6, 2014, the Company obtained a $725 million credit facility from a group of lenders (the “2014 Credit Facility”) led by Bank of America N.A. as Administrative Agent. The 2014 Credit Facility provides for (i) a revolving credit facility of $400 million (the “2014 Revolving Credit Facility”) and (ii) a $325 million term loan (the “2014 Term Loan Facility”). The 2014 Credit Facility permits the Company to increase the 2014 Revolving Credit Facility commitment and/ or obtain additional term loans in an aggregate of up to $200 million. The 2014 Credit Agreement is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries.

2014 Revolving Credit Facility

The 2014 Revolving Credit Facility will become due in June 2019. The Company can borrow, prepay and reborrow principal under the 2014 Revolving Credit Facility from time to time during its term. Advances under the 2014 Revolving Credit Facility can be either LIBOR rate loans or base rate loans. LIBOR rate revolving loans bear interest at a rate per annum equal to the London Interbank Offered Rate (the “LIBOR Rate”) plus a margin ranging from 2.00% to 2.75% based on the ratio of consolidated net indebtedness to adjusted consolidated earnings before interest expense, tax expense and depreciation and amortization expenses (the “Consolidated Leverage Ratio”). Base rate revolving loans bear interest at a fluctuating rate per annum equal to the greatest of (i) the prime rate of interest, or (ii) the Federal Funds Rate plus 0.5% (the “Base Rate”), plus a margin ranging from 1.00% to 1.75% based upon the Consolidated Leverage Ratio.

2014 Term Loan Facility

The 2014 Term Loan Facility expires in June 2021 and requires quarterly payments of approximately $0.81 million that commenced September 30, 2014, with a final payment of all remaining principal and interest due on June 6, 2021. The 2014 Term Loan Facility was issued at an original issue discount of 99.5% of par value and bears interest at either the applicable LIBOR Rate plus 3.25% per annum, or Base Rate plus 2.25% per annum. The LIBOR Rate applicable to both base rate loans and LIBOR rate loans shall in no event be less than 1.00% at any time.

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

Debt Issuance Costs

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
Availability under the 2014 Revolving Credit Facility was approximately $308.6 million at September 30, 2014. Letters of credit outstanding at September 30, 2014 totaled approximately $3.4 million. At September 30, 2014, the Company was in compliance with all covenants in the 2014 Credit Agreement.

The following table provides the Company’s debt holdings at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Revolving Credit Facility	$88,000	$—
FOX Revolving Credit Facility (1)	—	8,000
FOX Term Loan (1)	—	—
Term Loan	324,188	279,750
Original issue discount	(4,471)	(4,511)
Total debt	$407,717	$283,239
Less: Current portion, term loan facilities	(3,250)	(2,850)
Long term debt	$404,467	$280,389

(1) As a result of the sale of the shares by the Company in the FOX Secondary Offering, the Company’s ownership interest in FOX decreased to approximately 41%, which resulted in the deconsolidation of the FOX operating segment in the Company’s consolidated financial statements effective as of July 10, 2014.

Note H — Derivative instruments and hedging activities
On September 16, 2014, the Company purchased an interest rate swap (“New Swap”) with a notional amount of $220 million effective April 1, 2016 through June 6, 2021. The agreement requires the Company to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At September 30, 2014, this Swap had a fair value loss of $2.5 million, principally reflecting the present value of future payments and receipts under the agreement and is reflected as a component of other non-current liabilities.
On October 31, 2011, the Company purchased a three-year interest rate swap (the “Swap”) with a notional amount of $200 million effective January 1, 2014 through March 31, 2016. The agreement requires the Company to pay interest on the notional amount at the rate of 2.49% in exchange for the 3-month LIBOR rate, with a floor of 1.5%. At September 30, 2014, the Swap had a fair value loss of $2.9 million.
At September 30, 2014, the Company's interest rate swaps had a fair value loss of $5.4 million. The fair value is reflected in other current liabilities of $2.0 million and other non-current liabilities of $3.4 million with its periodic mark-to-market value reflected as a component of interest expense.
The Company did not elect hedge accounting for the above derivative transactions and as a result, periodic mark-to-market changes in fair value are reflected as a component of interest expense in the consolidated statement of operations.

Note I — Fair value measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at September 30, 2014
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Equity method investment - FOX	234,185	234,185	—	—
Liabilities:
Call option of noncontrolling shareholder (1)	$(25)	$—	$—	$(25)
Put option of noncontrolling shareholders (2)	(50)	—	—	(50)
Interest rate swaps	(5,421)	—	(5,421)	—
Total recorded at fair value	$228,689	$234,185	$(5,421)	$(75)

(1)	Represents a noncontrolling shareholder’s call option to purchase additional common stock in Tridien.

(2)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition.

	Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$—	$—	$—	$—
Liabilities:
Call option of noncontrolling shareholder (1)	(25)	—	—	(25)
Put option of noncontrolling shareholders (2)	(50)	—	—	(50)
Interest rate swap	(4,126)	—	(4,126)	—
Total recorded at fair value	$(4,201)	$—	$(4,126)	$(75)
Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1, 2014 through September 30, 2014 and from January 1, 2013 through September 30, 2013 are as follows (in thousands):

	2014	2013
Balance at January 1	$(75)	$(51,673)
Supplemental put expense (1)	—	(6,396)
Contingent consideration - Sport Truck	(19,035)	—
Balance at March 31	$(19,110)	$(58,069)
Supplemental put expense (1)	—	(8,912)
Payment of supplemental put liability	—	5,603
Balance at June 30	$(19,110)	$(61,378)
Supplemental put termination (1)	—	61,303
Effect of deconsolidation of FOX (2)	19,035	$—
Balance at September 30	$(75)	$(75)

(1)	As a result of the termination of a supplemental put agreement (the "Supplemental Put Agreement") on July 1, 2013, the Company has derecognized the supplemental put liability.

(2)
As a result of the sale of the shares by the Company in the FOX Secondary Offering, the Company’s ownership interest in FOX decreased to approximately 41%, which resulted in the deconsolidation of the FOX operating segment in the Company’s consolidated financial statements effective July 10, 2014.

Valuation Techniques
The equity method investment in FOX is measured at fair value using the closing price of FOX's shares on the NASDAQ stock exchange as of the last business day in the reporting period. Since the FOX shares are traded on a public stock exchange, the fair value measurement is categorized as Level I. The Company has not changed its valuation techniques in measuring the fair value of any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

2014 Term Loan
At September 30, 2014, the carrying value of the principal under the Company’s outstanding 2014 Term Loan, including the current portion, was $324.2 million, which approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company's net leverage ratio. The estimated fair value of the outstanding 2014 Term Loan is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 in the fair value hierarchy.

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
The FOX Secondary Offering in July 2014 is considered a Sale Event and the Company's board of directors approved and declared in September 2014 a profit allocation payment totaling $11.9 million that was made to Holders on September 30, 2014.
Earnings per share
Prior to the termination of the Supplemental Put Agreement, basic and diluted earnings per share attributable to Holdings were calculated on a weighted average basis. Since the termination of the Supplemental Put Agreement, basic and diluted earnings per share is calculated using the two-class method which requires the Company to allocate participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events and the FOX Sale Event. The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 reflects the incremental increase in the profit allocation distribution to Holders related to Holding Events from July 1, 2013, the date of the termination of the Supplemental Put Agreement, through September 30, 2013.
Basic and diluted earnings per share for the three and nine months ended September 30, 2014 is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income attributable to Holdings	$261,098	$73,387	$271,476	$74,412
Less: Profit Allocation paid to Holders	11,870	—	11,870	—
Less: Effect of contribution based profit - Holding Event	649	1,057	1,757	1,057
Net income from Holdings attributable to Trust shares	$248,579	$72,330	$257,849	$73,355
Basic and diluted weighted average shares outstanding	48,300	48,300	48,300	48,300
Net income per share - basic and fully diluted	$5.15	$1.50	$5.34	$1.52

Distributions

•	On January 30, 2014, the Company paid a distribution of $0.36 per share to holders of record as of January 23, 2014. This distribution was declared on January 9, 2014.

•	On April 30, 2014, the Company paid a distribution of $0.36 per share to holders of record as of April 23, 2014. This distribution was declared on April 10, 2014.

•	On July 30, 2014, the Company paid a distribution of $0.36 per share to holders of record as of July 23, 2014. This distribution was declared on July 10, 2014.

•	On October 30, 2014, the Company paid a distribution of $0.36 per share to holders of record as of October 23, 2014. This distribution was declared on October 7, 2014.

Note K — Warranties
The Company’s CamelBak, Ergobaby, FOX, Liberty and Tridien operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. A reconciliation of the change in the carrying value of the Company’s warranty liability for the nine months ended September 30, 2014 and the year ended December 31, 2013 is as follows (in thousands):

	Nine Months Ended September 30, 2014	Year ended December 31, 2013
Warranty liability:
Beginning balance	$5,815	$6,410
Accrual	2,772	6,713
Warranty payments	(2,137)	(7,308)
Deconsolidation of subsidiary (1)	(3,880)	—
Ending balance	$2,570	$5,815

(1) As a result of the sale of the shares by the Company in the FOX Secondary Offering, the Company’s ownership interest in FOX decreased to approximately 41%, which resulted in the deconsolidation of the FOX operating segment in the Company’s consolidated financial statements effective July 10, 2014.

Note L — Noncontrolling interest

Noncontrolling interest represents the portion of the Company’s majority-owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of September 30, 2014 and December 31, 2013:

	% Ownership (1) September 30, 2014		% Ownership (1) December 31, 2013
	Primary	Fully Diluted	Primary	Fully Diluted
CamelBak	89.9	79.7	89.9	79.7
Ergobaby	81.0	74.3	81.0	75.0
FOX (2)	n/a	n/a	53.9	49.8
Liberty	96.2	84.8	96.2	84.8
ACI	69.4	69.3	69.4	69.4
American Furniture	99.9	99.9	99.9	99.9
Arnold Magnetics	96.7	87.2	96.7	87.2
Clean Earth	97.9	86.2	n/a	n/a
Tridien	81.3	64.6	81.3	66.5

(1) The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

(2) FOX was deconsolidated on July 10, 2014 after the Company's ownership in FOX fell below 50% and is therefore not a majority-owned subsidiary. Refer to Note B.

	Noncontrolling Interest Balances
(in thousands)	September 30, 2014	December 31, 2013
CamelBak	$14,616	$13,519
Ergobaby	14,059	12,571
FOX	—	64,949
Liberty	2,500	2,339
ACI	(227)	(2,529)
American Furniture	260	260
Arnold Magnetics	1,886	1,808
Clean Earth	2,274	—
Tridien	2,709	2,533
Allocation Interests	100	100
	$38,177	$95,550

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
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the nine months ended September 30, 2014 and 2013 are as follows:

	Nine months ended September 30,
	2014	2013
United States Federal Statutory Rate	35.0%	35.0%
Foreign and State income taxes (net of Federal benefits)	(0.9)	1.8
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders	1.3	0.5
Effect of deconsolidation of subsidiary (1)	(31.4)	—
Effect of supplemental put reversal (2)	—	(15.7)
Impact of subsidiary employee stock options	—	0.3
Domestic production activities deduction	(0.3)	(1.4)
Non-recognition of NOL carryforwards at subsidiaries	—	0.1
Other	0.3	(2.4)
Effective income tax rate	4.0%	18.2%

(1) The effective income tax rate for the nine months ended September 30, 2014 includes a significant gain at the Company's parent, which is taxed as a partnership, related to the deconsolidation of FOX in July 2014.

(2) The effective income tax rate for the nine months ended September 30, 2013 includes a gain at the Company's parent, which is taxed as a partnership, related to the termination of the Supplemental Put Agreement in July 2013.

Note N — Defined Benefit Plan
In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $1.1 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at September 30, 2014. Net periodic benefit cost consists of the following for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Service cost	$110	$119	$331	$357
Interest cost	70	73	211	220
Expected return on plan assets	(128)	(195)	(390)	(565)
Net periodic benefit cost	$52	$(3)	$152	$12
During the three months and nine months ended September 30, 2014, Arnold has contributed $0.1 million and $0.4 million to the plan, respectively. For the remainder of 2014, the expected contribution to the plan will be approximately $0.2 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at September 30, 2014 were considered Level 3.

Note O - Commitments and Contingencies
Legal Proceedings
Tridien
Tridien's subsidiary, AMF Support Services, Inc. ("AMF") is subject to a workers' compensation claim in the State of California, being adjudicated by the Riverside County Workers' Compensation Appeals Board.  Tridien is a majority owned subsidiary of the Company. The claim is the result of an industrial accident that occurred on March 2, 2013, and the injuries sustained by a contract employee working at Tridien's Corona, California facility.  The employee is seeking workers' compensation benefits from AMF, as the special employer, and the staffing company who employed the worker, as the general employer.  The employee has also alleged that the employee's injuries are the result of the employer's "serious and willful misconduct", and has made a claim under California Labor Code § 4553 for damages.  If proven, the "serious and willful" penalty is fixed by statute at either $0 or 50% of the value of all workers' compensation benefits paid as a result of the injury and is not insurable. The underlying workers' compensation claims are still being adjudicated. At this stage, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from these proceedings. Accordingly, no amounts in respect of this matter have been provided in the Company's accompanying financial statements.  The Company believes it has meritorious defenses to the allegations and will continue to vigorously defend against the claims.

In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that any unfavorable outcomes will have a material adverse effect on the Company's consolidated financial position or results of operations.

Note P - Subsequent Event
On October 10, 2014, the Company, through its wholly owned subsidiary business, Sternocandlelamp Holdings, Inc. (the “Purchaser”), entered into a membership interest purchase agreement (the “Sterno Purchase Agreement”) with Candle Lamp Holdings, LLC (the “Seller”), and Candle Lamp Company, LLC (“SternoCandleLamp”) pursuant to which the Purchaser acquired all of the issued and outstanding equity of SternoCandleLamp (the “Acquisition”). The purchase price of $163.2 million for the Acquisition is based on a total enterprise value for SternoCandleLamp of $161.5 million and included approximately $1.7 million of estimated cash and working capital adjustments and is subject to a post-closing working capital adjustment. Acquisition-related costs were approximately $2.7 million. The Company funded the cash consideration and acquisition-related costs through a $166 million draw on its Revolving Credit Facility. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of SternoCandleLamp. CGM will receive integration service fees of approximately $1.5 million which will be payable quarterly as services are rendered beginning on December 31, 2014.
Headquartered in Corona, California, SternoCandleLamp is the leading manufacturer and marketer of portable food warming fuel and creative table lighting solutions for the foodservice industry. SternoCandleLamp’s product line includes wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps. For the year ended December 31, 2013, SternoCandleLamp reported net revenue of approximately $133.6 million. On a primary basis, CODI will initially own all of the common equity ownership in SternoCandleLamp. In addition to its equity investment in SternoCandleLamp, the Company provided loans totaling approximately $91.6 million to SternoCandleLamp as part of the transaction. The acquisition will be accounted for as a business combination, and the consideration will be allocated to the assets and liabilities acquired based on their fair values as of the acquisition date. Any remaining amount of the purchase price allocation will be recorded as goodwill. The preliminary purchase price allocation has not been performed as of the date of the filing of this report.

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

2014 Highlights

Acquisition of Clean Earth
On August 26, 2014, we purchased a 97.9% controlling interest (86.2% on a fully diluted basis) in Clean Earth Holdings Inc. (Clean Earth). Founded in 1990 and headquartered in Hatboro, Pennsylvania, Clean Earth is a provider of environmental services for a variety of contaminated materials. Clean Earth provides a one-stop shop solution that analyzes, treats, documents and recycles waste streams generated in multiple end-markets such as power, construction, commercial development, oil & gas, infrastructure, industrial and dredging. Approximately 98% of the material processed by Clean Earth is beneficially reused for such purposes as daily landfill cover, industrial and brownfield redevelopment projects.

The purchase price, including proceeds from non-controlling interests, was approximately $253 million (excluding acquisition-related costs aggregating $1.9 million) and was based on a total enterprise value of $243 million and included approximately $9.9 million in cash and working capital. We funded the acquisition through available cash on hand and a draw of $95 million on our Revolving Credit Facility. Clean Earth’s management invested in the transaction alongside us, collectively representing approximately 2.1% in initial non-controlling interest on a primary basis. CGM acted as an advisor to us in the acquisition and will continue to provide integration services during the first year of our ownership of Clean Earth. CGM will receive integration service fees of approximately $2.5 million which will be payable quarterly as services are rendered beginning on December 31, 2014.

Sale of FOX common stock
On July 10, 2014, 5,750,000 shares of FOX common stock, held by certain FOX shareholders, including us, were sold in a secondary offering at a price of $15.50 per share for total net proceeds to selling shareholders of approximately $84.4 million.
As a selling shareholder we sold a total of 4,466,569 shares of FOX common stock, including 633,955 shares sold in connection with underwriters’ exercise of the over-allotment option in full, for total net proceeds of approximately $65.5 million. Upon completion of the offering, our ownership in FOX was lowered from approximately 53% to 41%, or 15,108,718 shares of FOX’s common stock and as a result we deconsolidated FOX as of July 10, 2014 which is consistent with our intention to streamline our consolidated financial reporting. In connection with the FOX deconsolidation we recorded a gain of $264.2 million in the quarter ended September 30, 2014.

Debt Refinancing
On June 6, 2014, we obtained a $725 million credit facility led by Bank of America, N.A., as Administrative Agent for a group of lenders. The 2014 Credit Facility provides for (i) revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $400 million, and (ii) a $325 million term loan. The 2014 Term Loan was issued at an original issuance discount of 99.5% of par value. The 2014 Term Loan requires quarterly payments of $812,500 commencing September 30, 2014 with a final payment of all remaining principal and interest due on June 6, 2021, which is the 2014 Term Loan maturity date. All amounts outstanding under the 2014 Revolving Credit Facility will become due on June 6, 2019, which is the maturity date of loans advanced under the 2014 Revolving Credit Facility and the termination date of the revolving loan commitment. The 2014 Credit Facility also permits us, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain additional term loans in an aggregate amount of up to $200 million subject to certain restrictions and conditions.
We used approximately $290.0 million of the 2014 Term Loan proceeds to pay all amounts outstanding under the 2011 Credit Facility and to pay the closing costs. In addition, at closing, approximately $1.2 million of the revolving loan commitment was utilized in connection with the issuance of letters of credit.
Future advances under the 2014 Revolving Credit Facility will be used to finance working capital, capital expenditures and other general corporate purposes (including funding acquisitions of additional businesses, permitted distributions and loans to our businesses and, in the case of any incremental loans that are term loans, to repay amounts outstanding under the 2014 Revolving Credit Facility.

Recent Events
Acquisition of SternoCandleLamp
On October 10, 2014, we purchased all of the issued and outstanding equity of SternoCandleLamp. Headquartered in Corona, California, SternoCandleLamp is the leading manufacturer and marketer of portable food warming fuel and creative table lighting solutions for the foodservice industry. SternoCandleLamp’s product line includes wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps. For the year ended December 31, 2013, SternoCandleLamp reported revenue of $133.6 million.

The purchase price, was approximately $163.2 million (excluding acquisition-related costs aggregating $2.7 million) and was based on a total enterprise value of $161.5 million and included approximately $1.7 million in cash and working capital. We funded the acquisition through available cash on hand and a drawing of approximately $166 million on our Revolving Credit Facility. CGM acted as an advisor to us in the acquisition and will continue to provide integration services during the first year of our ownership of SternoCandleLamp. CGM will receive integration service fees of approximately $1.5 million which will be payable quarterly as services are rendered beginning on December 31, 2014.

Outlook
Middle market deal flow in the nine months ended September 30, 2014 increased relative to 2013, both in terms of quantity and quality, in part due to attractive valuations for sellers. High valuation levels continue to be driven by the availability of debt capital with favorable terms and financial and strategic buyers seeking to deploy available equity capital.

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

     Second, to fund distributions from the businesses to the Company; and

     Third, to be distributed by the Trust to shareholders.

Results of Operations
We were formed on November 18, 2005 and acquired our existing businesses (segments) as follows:

May 16, 2006	August 1, 2006	August 31, 2007	March 31, 2010	September 16, 2010

Advanced Circuits	Tridien	American Furniture	Liberty Safe	Ergobaby

August 24, 2011	March 5, 2012	August 26, 2014	October 10, 2014

CamelBak	Arnold Magnetics	Clean Earth	SternoCandleLamp

In the following results of operations, we provide (i) our actual consolidated results of operations for the three and nine months ended September 30, 2014 and 2013, which includes the historical results of operations of our businesses (operating segments) from the date of acquisition and (ii) comparative results of operations for each of our businesses on a stand-alone basis for the three and nine months ended September 30, 2014 and 2013. On July 10, 2014 our ownership interest in FOX decreased to 41% and as a result, beginning July 10, 2014 FOX no longer met the requirements for inclusion in our consolidated Results of Operations. Refer to - “Related Party Transactions and Certain Transactions Involving our Businesses” - Sale of FOX common stock.

In the table below we remove the results of operations of FOX that are included in our historical condensed consolidated results of operations through July 10, 2014, in order to provide a meaningful comparison of the combined results of operations of our majority-owned businesses for the three and nine month periods ended September 30, 2014 and 2013.

Consolidated Results of Operations – Compass Diversified Holdings and Compass Group Diversified Holdings LLC

(in thousands)	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Consolidated Results of Operations	Less: FOX (10 days)	Consolidated Results less FOX	Consolidated Results of Operations	Less: FOX (three months)	Consolidated Results less FOX

Net sales	$203,140	$7,514	$195,626	$265,512	$82,293	$183,219
Cost of sales	141,090	5,190	135,900	183,040	56,960	126,080
Gross profit	62,050	2,324	59,726	82,472	25,333	57,139
Selling, general and administrative expense	39,686	1,328	38,358	42,468	9,160	33,308
Supplemental put expense	—		—	(61,303)	—	(61,303)
Fees to manager	5,876	—	5,876	4,892	58	4,834
Amortization of intangibles	6,768	185	6,583	7,310	1,341	5,969
Impairment expense	—	—	—	—	—	—
Operating income	$9,720	$811	$8,909	$89,105	$14,774	$74,331

Net sales
On a consolidated basis, net of FOX, net sales for the three months ended September 30, 2014 increased by approximately $12.4 million or 6.8%.  During the three months ended September 30, 2014 compared to 2013 notable sales increases at American Furniture ($2.1 million), Tridien ($1.9 million) and Ergobaby ($5.5 million) together with incremental net sales at Clean Earth from the acquisition date ($20.3 million) were offset in part by decreased sales at Liberty Safe ($15.3 million).  The decrease in sales at Liberty Safe is the result of a steep market decline in gun safe purchases. Refer to “Results of Operations - Our Businesses” for a more detailed analysis of net sales by business segment.

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

Cost of sales
On a consolidated basis, net of FOX, cost of sales increased approximately $9.8 million during the three month period ended September 30, 2014, compared to the corresponding period in 2013. Gross profit as a percentage of sales was approximately 30.5% in the three months ended September 30, 2014 compared to 31.2% in 2013. The decrease in gross profit as a percentage of sales in the three month period ended September 30, 2014 is principally due to a steep decrease in gross profit margins at Liberty Safe resulting from discounted sales and negative production volume variances due to the reduction in sales backlog. Refer to “Results of Operations - Our Businesses” for a more detailed analysis of cost of sales by business segment.

Selling, general and administrative expense
On a consolidated basis, net of FOX, selling, general and administrative expense increased approximately $5.1 million during the three month period ended September 30, 2014, compared to the corresponding period in 2013. The increase in expenses in the 2014 quarter compared to 2013 is principally the result of including Clean Earth costs from the acquisition date to quarter end ($4.6 million), which includes $1.9 million of acquisition transaction costs. Selling, general and administrative costs increased $2.4 million at Ergobaby in the three month period ended September 30, 2014 compared to the same 2013 period with the bulk of those incremental costs spent on new product promotion and support. These 2014 increases were offset in part by a decrease in costs at Liberty and CamelBak. Refer to “Results of Operations - Our Businesses” for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, selling, general and administrative expense decreased $0.4 million in the three months ended September 30, compared to the same period in 2013 as a result of a decrease in professional fees.

Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended September 30, 2014, we incurred approximately $5.9 million in expense for these fees compared to $4.8 million for the corresponding period in 2013. The $1.1 million increase in the three months ended September 30, 2014 is principally due to the increase in consolidated net assets resulting from the acquisition of Clean Earth.

Supplemental put expense
On July 1, 2013, we terminated the Supplemental Put Agreement with our Manager. As a result of the termination of the Supplemental Put Agreement, we derecognized the supplemental put liability associated with the Manager’s put right, reversing the entire $61.3 million liability at July 1, 2013 through supplemental put expense during the third quarter of 2013.

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Consolidated Results of Operations	Less: FOX (191 days)	Consolidated Results less FOX	Consolidated Results of Operations	Less: FOX (nine months)	Consolidated Results less FOX

Net sales	$718,272	$149,995	$568,277	$752,854	$207,488	$545,366
Cost of sales	497,328	103,701	393,627	516,652	146,076	370,576
Gross profit	220,944	46,294	174,650	236,202	61,412	174,790
Selling, general and administrative expense	133,939	25,780	108,159	124,671	26,102	98,569
Supplemental put expense	—	—	—	(45,995)	—	(45,995)
Fees to manager	15,634	—	15,634	13,642	308	13,334
Amortization of intangibles	21,795	3,220	18,575	22,384	4,023	18,361
Impairment expense	—	—	—	900	—	900
Operating income	$49,576	$17,294	$32,282	$120,600	$30,979	$89,621

Net sales
On a consolidated basis, net of FOX, net sales for the nine months ended September 30, 2014 increased by approximately $22.9 million or 4.2%.  During the nine months ended September 30, 2014 compared to 2013 notable sales increases at American Furniture ($16.5 million), Tridien ($4.8 million) and Ergobaby ($11.9 million) together with incremental sales at Clean Earth from the acquisition date ($20.3 million) were offset in part by decreased sales at Liberty Safe ($29.1 million).  The decrease in sales at Liberty Safe is the result of a steep market decline in gun safe purchases. Refer to “Results of Operations - Our Businesses” for a more detailed analysis of net sales by business segment.

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

Cost of sales
On a consolidated basis, net of FOX, cost of sales increased approximately $23.1 million during the nine month period ended September 30, 2014, compared to the corresponding period in 2013. Gross profit as a percentage of sales was approximately 30.7% in the nine months ended September 30, 2014 compared to 32.1% in 2013. The decrease in gross profit as a percentage of sales in the nine month period ended September 30, 2014 is due principally to a steep decrease in gross profit margins at Liberty Safe resulting from discounted sales and negative production volume variances due to the reduction in sales backlog. Refer to “Results of Operations - Our Businesses” for a more detailed analysis of cost of sales by business segment.

Selling, general and administrative expense
On a consolidated basis, net of FOX, selling, general and administrative expense increased approximately $9.6 million during the nine month period ended September 30, 2014, compared to the corresponding period in 2013. The increase in expenses in the 2014 quarter compared to 2013 is principally the result of including $4.6 million Clean Earth costs from the acquisition date to quarter end, which includes $1.9 million of acquisition transaction costs. Selling, general and administrative costs increased $4.2 million at Ergobaby in the nine month period ended September 30, 2014 compared to the same 2013 period, with the bulk of those incremental costs spent on new product promotion and support. These 2014 increases were offset in part by a decrease in costs at Liberty Safe. Refer to “Results of Operations - Our Businesses” for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, selling, general and administrative expense increased $0.4 million in the nine months ended September 30, 2014 compared to the same period in 2013 as a result of unsuccessful acquisition costs incurred during 2014.

Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the nine months ended September 30, 2014, we incurred approximately $15.6 million in expense for these fees compared to $13.3 million for the corresponding period in 2013. The $2.3 million increase is due principally to the increase in consolidated net assets resulting from the acquisition of Clean Earth and FOX's acquisition of Sport Truck.

Supplemental put expense
On July 1, 2013, we terminated the Supplemental Put Agreement with our Manager. As a result of the termination of the Supplemental Put Agreement, we derecognized the supplemental put liability associated with the Manager’s put right, The reversal amount reflects the balance of the supplemental put obligation as of January 1, 2013, offset in part by a payment of $5.6 million to our Manager as a result of the FOX five year Holding Event.

Impairment expense
During the second quarter of 2013, one of Tridien’s largest customers lost a large contract program that was being serviced substantially with Tridien product. The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived asset impairment analysis. The result of these analyses supported the carrying value of goodwill but indicated that sales of product reliant on trade names could not fully support the carrying value of Tridien’s trade names. As such, we wrote down the carrying value of the trade names by $0.9 million to a carrying value of approximately $0.6 million at June 30, 2013. There has been no indication of impairment in 2014.

FOX operating results
The impact of FOX operating results on each component of our consolidated results of operations for the three and nine month periods ended September 30, 2014 and 2013, is almost entirely a function of the number of days that FOX operating results are included in each of the periods presented.

Results of Operations — Our Businesses

We categorize the businesses we own into two separate groups of businesses (i) branded consumer businesses and, (ii) niche industrial businesses. Branded consumer businesses are characterized as those businesses that we believe capitalize on a valuable brand name in their respective market sector. We believe that our branded consumer businesses are leaders in their particular category. Niche industrial businesses are characterized as those businesses that focus on manufacturing, servicing and selling particular products within a specific market sector. We believe that our niche industrial businesses are leaders in their specific market sector.

The following discussion reflects a comparison of the historical results of operations of each of our businesses for the three and nine month periods ending September 30, 2014 and September 30, 2013 on a stand-alone basis. The results of operations for Clean Earth, acquired on August 26, 2014, is presented on a pro-form basis as if we acquired Clean Earth on January 1, 2013 and includes appropriate pro-forma adjustments and explanations. We believe this is the most meaningful comparison of the operating results for each of our business segments. The following results of operations at each our businesses are not necessarily indicative of the results to be expected for a full year.

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
Results of Operations
The table below summarizes the income from operations data for CamelBak for the three and nine month periods ended September 30, 2014 and September 30, 2013.

	Three months ended		Nine months ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net sales	$33,496	$34,661	$113,145	$111,927
Cost of sales	19,764	19,487	65,129	62,173
Gross profit	13,732	15,174	48,016	49,754
Selling, general and administrative expense	8,596	9,314	26,590	26,263
Fees to manager	125	125	375	375
Amortization of intangibles	2,178	2,245	6,534	6,800
Income from operations	$2,833	$3,490	$14,517	$16,316
Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Net sales
Net sales for the three months ended September 30, 2014 were approximately $33.5 million, a decrease of $1.2 million, or 3.4%, compared to the same period in 2013. The decrease in net sales is a result of a decrease in gross sales in Hydration systems ($2.0 million), Accessories ($0.3 million) and Gloves ($0.5 million) offset in part by increased gross sales in Bottles ($1.4 million). The increase in Bottle sales during the three months ended September 30, 2014 compared to the same period in 2013 is primarily attributable to an increase in international and domestic bottle sales including, eddyTM, the Podium line of insulated bottles, Chute, an ergonomic high-flow water bottle, the introduction of the filtered pitcher, Relay, and the continued expansion in its customer base, including new and existing customers, for all existing product lines. The decrease in Glove sales during the same period is the result of timing of government orders which are sporadic in nature. The decrease in sales of Hydration systems during the three months ended September 30, 2014 compared to 2013 is due to the timing of shipments for certain pack models and decreases in military sales.

Sales of Hydration systems and Bottles represented approximately 86% of gross sales for the three months ended September 30, 2014 compared to 84% for the same period in 2013. Military sales were approximately 26% of gross sales for the three months ended September 30, 2014 compared to 30% for the same period in 2013. International sales were approximately 19% of gross sales for the three months ended September 30, 2014 compared to 18% for the same period in 2013. The decrease in Military sales is attributable to the decrease in demand as a result of the drawdown of U.S. combat troops.

Cost of sales
Cost of sales for the three months ended September 30, 2014 was approximately $19.8 million compared to approximately $19.5 million in the same period of 2013. Gross profit as a percentage of sales decreased to 41.0% for the quarter ended September 30, 2014 from 43.8% in the quarter ended September 30, 2013. The decrease is principally attributable to increased bottle supplier costs not passed on to customers and an unfavorable sales mix in Hydration systems.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2014 decreased to approximately $8.6 million or 25.7% of net sales compared to $9.3 million or 26.9% of net sales for the same period of 2013. This decrease is attributable to the timing of certain cost incurrences and the closing of an international sales office.

Income from operations
Income from operations for the three months ended September 30, 2014 was approximately $2.8 million, a decrease of $0.7 million when compared to the same period in 2013, based on the factors described above.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Net sales
Net sales for the nine months ended September 30, 2014 were approximately $113.1 million, an increase of $1.2 million, or 1.1%, compared to the same period in 2013. The increase in net sales is a result of increased gross sales in Bottles ($10.9 million), and Gloves ($0.2 million), offset in part by a decrease in sales in Hydration systems ($9.0 million) and Accessories ($1.3 million). The increase in Bottle sales during the nine months ended September 30, 2014 compared to the same period in 2013 is primarily attributable to an increase in both domestic and international bottle sales including, eddyTM, the Podium line of insulated bottles, Chute, an ergonomic high-flow water bottle and the introduction of the filtered pitcher, Relay, and the continued expansion in its customer base, including new and existing customers, for all product lines. The increase in Glove sales during the same period is the result of timing of government orders which are sporadic in nature. The decrease in sales of Hydration systems during the nine months ended September 30, 2014 compared to 2013 is primarily attributable to Marine Corps contract sales in the 2013 period ($6.5 million) and the timing of shipments for certain pack models. There were no Marine Corps contract sales in 2014. The decrease in sales of Accessories during the nine months ended September 30, 2014 compared to 2013 is primarily attributable to a large order in 2013 that has not occurred in 2014.

Sales of Hydration systems and Bottles represented approximately 87% of gross sales for the nine months ended September 30, 2014 compared to 86% for the same period in 2013. Military sales were approximately 21% of gross sales for the nine months ended September 30, 2014 from 31% for the same period in 2013. International sales were approximately 22% of gross sales for the nine months ended September 30, 2014 compared to 20% for the same period in 2013. The steep decrease in Military sales is attributable to the absence of Marine Corps contract sales and a decrease in other Military sales during the nine months ended September 30, 2014, due to decreased demand as a result of the drawdown of U.S. combat troops. The increase in international sales is attributable to growth in that portion of the business.

Cost of sales
Cost of sales for the nine months ended September 30, 2014 were approximately $65.1 million compared to approximately $62.2 million in the same period of 2013. Gross profit as a percentage of sales decreased to 42.4% during the nine months ended September 30, 2014 compared to 44.5% in the same period in 2013. The decrease is attributable to an unfavorable sales mix in Bottles and Hydration Systems and a decrease in obsolescence reserve in the first quarter of 2013, offset in part by an increase in gross margin attributable to Glove sales as a result of non-recurring discounted Glove sales in the first quarter of 2013.

Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2014 increased to approximately $26.6 million or 23.5% of net sales compared to $26.3 million or 23.5% of net sales for the same period of 2013. The slight increase is attributable to increases in marketing costs to support new product launches in 2014 and severance costs that occurred in the first half of 2014, in connection with closing an international sales office.

Income from operations

Income from operations for the nine months ended September 30, 2014 was approximately $14.5 million, a decrease of $1.8 million when compared to the same period in 2013, based on the factors described above.

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
Results of Operations
The table below summarizes the income from operations data for Ergobaby for the three and nine month periods ended September 30, 2014 and September 30, 2013.

	Three months ended		Nine months ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net sales	$22,429	$16,946	$61,468	$49,573
Cost of sales	7,987	6,714	22,248	19,014
Gross profit	14,442	10,232	39,220	30,559
Selling, general and administrative expense	8,680	6,313	23,139	18,940
Fees to manager	125	125	375	375
Amortization of intangibles	756	743	2,267	2,229
Income from operations	$4,881	$3,051	$13,439	$9,015
Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Net sales
Net sales for the three months ended September 30, 2014 were $22.4 million, an increase of $5.5 million or 32.4% compared to the same period in 2013. During the three-months ended September 30, 2014 international sales were approximately $13.3 million, representing an increase of $2.5 million over the corresponding period in 2013. International baby carrier and accessory sales increased by approximately $2.1 million and international infant travel systems sales increased by approximately $0.4 million. The growth in international baby carrier sales during the three month period ended September 30, 2014 was due to shipments of the new Ergobaby 360 four position carrier as well as increased shipments of Ergobaby’s bundle of joy (baby carrier plus infant insert). Domestic sales were $9.1 million in the third quarter of 2014 reflecting an increase of $2.9 million over the corresponding period in 2013. The increase in domestic sales in the third quarter of 2014 compared to 2013 is attributable to increased sales of both baby carrier and accessories ($2.1 million) to national and specialty retail accounts and infant travel systems and accessories ($0.8 million) to national retail accounts and online. The increase in baby carrier sales was attributable to the launch of Ergobaby’s 360 four position carrier. Ergobaby released the new Orbit Baby G3 infant travel system, which includes stroller bases, various seats and accessories, into the domestic market during the first quarter of 2014. The G3 release accounts for the majority of the increase in infant travel systems and accessories net sales. The G3 infant travel system became available to the international market in the third quarter of this year. Baby carriers and accessories represented 82.7% of sales in the three-months ended September 30, 2014 compared to 84.3% in the same period in 2013.

Cost of sales
Cost of sales for the three months ended September 30, 2014 were approximately $8.0 million compared to $6.7 million in the same period of 2013. The increase of $1.3 million is principally due to the increase in sales in 2014 compared to the same period in 2013. Gross profit as a percentage of sales was 64.4% for the quarter ended September 30, 2014 compared to 60.4% for the same period in 2013. The 400 bps increase is primarily attributable to a greater percentage of domestic baby carrier sales and increased gross profit margins attributable to domestic infant travel systems sales resulting from improved margins for the new Orbit Baby G3 product line. In addition, gross margins for the quarter ended September 30, 2013 were negatively impacted by discounts given to customers as the Company transitioned to its new logo.

Selling, general and administrative expenses
Selling, general and administrative expense for the three months ended September 30, 2014 increased to approximately $8.7 million or 38.7% of net sales compared to $6.3 million or 37.3% of net sales for the same period of 2013. The $2.4 million increase in the three months ended September 30, 2014 compared to the same period in 2013 is primarily attributable to increases in marketing expenses in support of new product launches and consumer engagement activities and increases in employee related costs due to increased headcount and other variable expenses to support business growth. The 2014 quarter was also negatively impacted by unfavorable foreign exchange rates.

Income from operations
Income from operations for the three months ended September 30, 2014 increased $1.8 million, to $4.9 million, compared to $3.1 million for the same period of 2013, based on the factors described above.
Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Net sales
Net sales for the nine months ended September 30, 2014 were $61.5 million, an increase of $11.9 million or 24% compared to the same period in 2013. During the nine-months ended September 30, 2014 international sales were approximately $35.0 million, representing an increase of $6.6 million over the corresponding period in 2013. International baby carrier and accessory sales increased by approximately $6.3 million and international infant travel system sales increased by $0.3 million. The growth in international baby carrier sales in the nine months ended September 30, 2014 compared to 2013 was due in part to shipments of the new Ergobaby 360 four position carrier as well as geographic exclusive carriers to international markets and increases in shipments of Ergobaby’s bundles of joy (baby carrier plus infant insert). Domestic sales were $26.5 million during the nine months ended September 30, 2014 reflecting an increase of $5.3 million over the corresponding period in 2013. The increase in domestic sales in the nine months ended September 30, 2014 compared to 2013 is primarily attributable to increased sales of infant travel systems and accessories ($2.4 million) to specialty retail accounts and online sales and baby carrier sales ($2.9 million) to national retail accounts. Ergobaby released the new Orbit Baby G3 infant travel systems in the first quarter of 2014 in the domestic market, which accounts for the majority of the infant travel system sales increase. The G3 infant travel system was released in the international market in the third quarter of this year. The increase in baby carrier and accessory sales during the nine months ended September 30, 2014 over the corresponding period in 2013 is attributable to the launch of the Ergobaby 360 four position carrier as well as increases in Ergobaby’s bundle of joy sales. Baby carriers and accessories represented 81.8% of sales in the nine-months ended September 30, 2014 compared to 82.8% in the same period in 2013.

Cost of sales
Cost of sales for the nine months ended September 30, 2014 were approximately $22.2 million compared to $19.0 million in the same period of 2013. The increase of $3.2 million is principally due to the increase in sales in 2014 compared to the same period in 2013. Gross profit as a percentage of sales was 63.8% in the nine months ended September 30, 2014 compared to 61.6% for the same period in 2013. The 220 basis points increase is primarily attributable to increased gross profit margins from domestic infant travel system sales resulting from improved margins for the new Orbit Baby G3 product line and to improved gross profit margins for domestic baby carrier sales. In addition, gross margins for the nine months ended September 30, 2013 were negatively impacted by discounts given to customers as Ergobaby transitioned to its new logo.

Selling, general and administrative expenses
Selling, general and administrative expense for the nine months ended September 30, 2014 increased to approximately $23.1 million or 37.6% of net sales compared $18.9 million or 38.2% of net sales for the same period of 2013. The $4.2 million increase in the nine months ended September 30, 2014 compared to the same period in 2013 is primarily attributable to increases in marketing expenses in support of new product launches and consumer engagement activities and increases in employee related costs due to increased headcount and other variable expenses to support business growth and unfavorable foreign exchange rates.

Income from operations
Income from operations for the nine months ended September 30, 2014 increased $4.4 million, to $13.4 million, compared to $9.0 million the same period of 2013, based on the factors described above.
Liberty Safe
Overview
Based in Payson, Utah and founded in 1988, Liberty Safe is the premier designer, manufacturer and marketer of home and gun safes in North America. From its over 204,000 square foot manufacturing facility, Liberty Safe produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles ranging from an entry level product to good, better and best products. Products are marketed under the Liberty brand, as well as a portfolio of licensed and private label brands, including Remington, Cabela’s and John Deere. Liberty Safe’s products are the market share leader and are sold through an independent dealer network (“Dealer sales”) in addition to various sporting goods, farm and fleet and home improvement retail outlets (“Non-Dealer sales”). Liberty has the largest independent dealer network in the industry

Liberty Safe acquired 9G products in May 2014 for approximately $0.8 million. 9G Products manufactures biometric pistol safes.

Historically, approximately 60% of Liberty Safe’s net sales are Non-Dealer sales and 40% are Dealer sales.

We purchased a controlling interest in Liberty Safe in March 2010.
Results of Operations
The table below summarizes the income from operations data for Liberty Safe for the three and nine month periods ended September 30, 2014 and September 30, 2013.

	Three months ended		Nine months ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net sales	$19,916	$35,242	$67,768	$96,828
Cost of sales	17,757	26,496	57,841	72,590
Gross profit	2,159	8,746	9,927	24,238
Selling, general and administrative expense	2,746	3,442	8,874	10,323
Fees to manager	125	125	375	375
Amortization of intangibles	980	955	2,907	3,141
Income (loss) from operations	$(1,692)	$4,224	$(2,229)	$10,399

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Net sales
Net sales for the quarter ended September 30, 2014 decreased approximately $15.3 million or 44% compared to the corresponding quarter ended September 30, 2013. Non-Dealer sales were approximately $12.2 million in the three months ended September 30, 2014 compared to $21.5 million for the three months ended September 30, 2013 representing a decrease of $9.3 million or 43%. Dealer sales totaled approximately $7.7 million in the three months ended September 30, 2014 compared to $13.7 million in the same period in 2013, representing a decrease of $6.0 million or 44%. The decrease in Non-Dealer sales in the three-months ended September 30, 2014 is due to (i) lower sales to one large customer that over ordered in 2013 and as a result continued to have excess stock during the 2014 quarter, (ii) the reduction of sales attributable to a large national account in 2014 compared to 2013 and (iii) a reduction in sales to the majority of Liberty customers as a result of an across-the board reduction in consumer demand for gun safes as gun owners concerns of more restrictive gun control legislation has subsided. The decrease in sales to Dealer accounts is principally attributable to the aforementioned reduced consumer demand, increased sales rebates and deeply discounted sales prices for the import line of safes. We expect this sales trend to continue through the remainder of the 2014. Liberty Safe’s sales backlog was approximately $8.5 million at September 30, 2014 compared to approximately $17.3 million at September 30, 2013.

Cost of sales
Cost of sales for the three months ended September 30, 2014 decreased approximately $8.7 million when compared to the same period in 2013. Gross profit as a percentage of net sales totaled approximately 10.8% and 24.8% of net sales for the quarters ended September 30, 2014 and September 30, 2013, respectively. The steep decrease in gross profit as a percentage of sales during the three-months ended September 30, 2014 compared to the same period in 2013 is attributable to; (i) discounted sales prices for import safes, (ii) negative cost variances as a result of lower manufacturing volume during the third quarter of 2014 compared to 2013, and, (iii) increases in unit production costs resulting from upgrades added to several 2014 safe models that were not able to passed on to customers as a result of the softening market. Going forward, Liberty Safe has mitigated a portion of its future exposure to excess negative cost variances by writing down the carrying value of its import safes in the second quarter of 2014 and by reducing its workforce, but will still experience a significantly lower gross profit as a percentage of sales through the remainder of fiscal 2014 compared to comparable prior year periods as a result of higher revised standard costs based on the reduced production volume and the expected reduced margins on import safe sales.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2014 decreased to approximately $2.7 million or 13.8% of net sales compared $3.4 million or 9.8% of net sales for the same period of 2013. The $0.7 million decrease is primarily attributable to decreases in advertising costs and sales commissions ($0.3 million) and costs associated with a reduction in headcount ($0.2 million) during the three months ended September 30, 2014 compared to the same period of 2013.

Income (loss) from operations
Income from operations decreased $5.9 million during the three-months ended September 30, 2014 to a loss from operations of $1.7 million compared to the same period in 2013, principally as a result of the decrease in sales, reduced gross profit as a percentage of sales and other factors, as described above.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Net sales
Net sales for the nine-months ended September 30, 2014 decreased approximately $29.1 million or 30% compared to the corresponding period ended September 30, 2013. Non-Dealer sales were approximately $38.1 million in the nine months ended September 30, 2014 compared to $58.1 million for the nine months ended September 30, 2013 representing a decrease of $20 million or 34.7%. Dealer sales totaled approximately $29.6 million in the nine months ended September 30, 2014 compared to $38.7 million in the same period in 2013, representing a decrease of $9.1 million or 23.5%. The decrease in Non-Dealer sales in the nine-months ended September 30, 2014 is due to (i) lower sales to one large customer that over ordered in 2013 and as a result has had excess stock during 2014, (ii) the reduction of sales attributable to a large national account in 2014 compared to 2013 and (iii) a reduction in sales to the majority of Liberty’s larger customers as a result of an across-the board reduction in consumer demand for gun safes as gun owners concerns of more restrictive gun control legislation, has subsided. The decrease in sales to Dealer accounts is principally attributable to the aforementioned reduced consumer demand and increased sales rebates and deeply discounted sales prices for the import line of safes. We expect this sales trend to continue through the remainder of the 2014. Liberty Safe’s sales backlog was approximately $8.5 million at September 30, 2014 compared to approximately $17.3 million at September 30, 2013.

Cost of sales
Cost of sales for the nine months ended September 30, 2014 decreased approximately $14.7 million when compared to the same period in 2013. Gross profit as a percentage of net sales totaled approximately 14.6% and 25.0% of net sales for the nine-month periods ended September 30, 2014 and September 30, 2013, respectively. The steep decrease in gross profit as a percentage of sales during the nine-months ended September 30, 2014 compared to the same period in 2013 is attributable to: (i) discounted sales prices for import safes, (ii) negative cost variances as a result of lower manufacturing volume during 2014 compared to 2013 and (iii) increases in unit production costs resulting from upgrades added to several 2014 safe models that were not able to passed on to customers as a result of the softening market. These costs were partially offset by price increases during the first quarter of 2014. Going forward, Liberty Safe has mitigated a portion of its future exposure to excess negative cost variances by writing down the carrying value of its import safes and reducing its workforce, but will still experience lower gross profit as a percentage of sales through the remainder of fiscal 2014 compared to comparable prior year periods as a result of higher revised standard costs based on the reduced production volume and the expected reduced margins on import safe sales.

Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2014 decreased to approximately $8.9 million or 13.1% of net sales compared $10.3 million or 10.7% of net sales for the same period of 2013. The $1.4 million decrease is primarily attributable to decreases in advertising costs and sales commissions ($0.8 million) and costs associated with a reduction in headcount ($0.4 million) during the nine months ended September 30, 2014 compared to the same period of 2013.

Income (loss) from operations
Income from operations decreased $12.6 million during the nine-months ended September 30, 2014 to a loss from operations of $2.2 million compared to the same period in 2013, principally as a result of the decrease in sales, reduced gross profit as a percentage of sales and other factors, as described above.

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
Results of Operations
The table below summarizes the income from operations data for Advanced Circuits for the three and nine month periods ended September 30, 2014 and September 30, 2013.

	Three months ended		Nine months ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net sales	$22,027	$22,022	$64,175	$66,453
Cost of sales	11,949	11,840	34,796	35,411
Gross profit	10,078	10,182	29,379	31,042
Selling, general and administrative expense	3,360	3,617	10,297	10,464
Fees to manager	125	125	375	375
Amortization of intangibles	767	767	2,300	2,300
Income from operations	$5,826	$5,673	$16,407	$17,903

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Net sales
Net sales for both the three months ended September 30, 2014 and 2013 was approximately $22.0 million. During the three months ended September 30, 2014 gross sales in quick-turn production and prototype PCBs increased $0.3 million offset completely by a decrease in gross sales of long-lead PCBs and assembly sales when compared to the three months ended September 30, 2013. The decrease in sales of long lead time PCB’s is attributable to a reduction in orders as compared to the prior year period. Sales from quick-turn and prototype PCBs represented approximately 57% of gross sales in the third quarter of 2014 compared to 55.4% during the same period of 2013.

Cost of sales
Cost of sales for the three months ended September 30, 2014 decreased approximately $0.1 million compared to the comparable period in 2013. Gross profit as a percentage of sales decreased 40 basis points during the three months ended September 30, 2014 (45.8% at September 30, 2014 compared to 46.2% at September 30, 2013).

Selling, general and administrative expense
Selling, general and administrative expenses were approximately $3.4 million in the three months ended September 30, 2014 compared to $3.6 million in the same period in 2013. The $0.2 million decrease in the 2014 quarter compared to 2013 is primarily attributable to lower advertising costs and lower salaries and wages expense compared to the prior year period.

Income from operations
Income from operations for the three months ended September 30, 2014 was approximately $5.8 million compared to $5.7 million earned in the same period in 2013, an increase of approximately $0.1 million, principally as a result of the factors described above.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Net sales
Net sales for the nine months ended September 30, 2014 decreased approximately $2.3 million or 3.4% over the corresponding nine month period ended September 30, 2013. The decrease in net sales is primarily the result of a decrease in gross sales in long-lead time PCBs ($2.3 million) and quick-turn production and prototype PCBs ($0.8 million) offset in part by an increase in assembly sales ($0.2 million) and a decrease in sales promotions and discounts ($0.6 million) in the nine-months ended September 30, 2014 compared to the same period in 2013. The decrease in sales of long lead time PCB’s is attributable to a reduction in orders as compared to the prior year period. The decrease in sales of quick-turn and prototype PCBs in the nine months ended September 30, 2014 compared to 2013 is primarily the result of a decline in orders from Department of Defense contractors. In addition to the decline in net sales due to lower defense spending, we believe excess capacity created by current conditions in the global PCB market has negatively impacted net sales in the current year as foreign and domestic competitors operating below capacity have responded by competing aggressively on price within multiple service lines. Sales from quick-turn and prototype PCBs represented approximately 56% of gross sales in the nine months ended September 30, 2014 compared to 55 % during the same period of 2013.

Cost of sales
Cost of sales for the nine months ended September 30, 2014 decreased approximately $0.6 million compared to the comparable period in 2013. Gross profit as a percentage of sales decreased 90 basis points during the nine months ended September 30, 2014 (45.8% at September 30, 2014 compared to 46.7% at September 30, 2013). The decrease is due to production inefficiencies realized in 2014 as a result of the reduced production volume.

Selling, general and administrative expense
Selling, general and administrative expenses were approximately $10.3 million in the nine months ended September 30, 2014 compared to $10.5 million in the same period in 2013. The $0.2 million decrease is primarily attributable to costs associated with an unsuccessful acquisition during the first half of 2014.

Income from operations
Income from operations for the nine months ended September 30, 2014 was approximately $16.4 million compared to $17.9 million earned in the same period in 2013, a decrease of approximately $1.5 million, principally as a result of the decrease in net sales and other factors described above.

American Furniture
Overview

Founded in 1998 and headquartered in Ecru, Mississippi, American Furniture is a leading U.S. manufacturer of upholstered furniture, focused exclusively on the promotional segment of the furniture industry. American Furniture offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $1,499. American Furniture is a low-cost manufacturer and is able to ship most products in its line in a short period of time to meet its customer’s demands.
American Furniture’s products are adapted from established designs in the following categories: (i) motion and recliner; and (ii) stationary.
We purchased a controlling interest in American Furniture in August 2007.
Results of Operations
The table below summarizes the income (loss) from operations data for American Furniture for the three and nine month periods ended September 30, 2014 and September 30, 2013.

	Three months ended		Nine months ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net sales	$28,351	$26,277	$95,842	$79,318
Cost of sales	26,073	24,538	87,151	73,319
Gross profit	2,278	1,739	8,691	5,999
Selling, general and administrative expense	1,864	1,892	6,114	5,774
Fees to manager	—	—	—	—
Amortization of intangibles	13	13	39	39
Income (loss) from operations	$401	$(166)	$2,538	$186

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Net sales
Net sales for the three months ended September 30, 2014 increased approximately $2.1 million, or 7.9% over the corresponding three months ended September 30, 2013. During the three months ended September 30, 2014, stationary product gross sales increased by approximately $2.0 million and motion and recliner product gross sales increased approximately $0.2 million compared to the same period in 2013. This increase in sales for both product lines is principally attributable to a combination of increases in average unit price and the number of products shipped to American Furniture’s top twenty-five customers.

Cost of sales
Cost of sales increased approximately $1.5 million in the three months ended September 30, 2014 compared to the same period of 2013. Gross profit as a percentage of sales was 8.0% in the three months ended September 30, 2014 compared to 6.6% for the same period in 2013. A favorable sales mix enabled gross margins to increase in the 2014 quarter. In addition, AFM experienced positive price variances on core raw material goods. Costs saving initiatives remain in place with respect to freight and indirect labor in the 2014 quarter.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2014 were essentially flat when compared to the same period of 2013. Selling, general and administrative costs as a percentage of sales were 6.6% in the third quarter of 2014 compared to 7.2% in 2013.

Income from operations
Income from operations was $0.4 million for the three months ended September 30, 2014 compared to a loss from operations of $0.2 million in the three months ended September 30, 2013, an increase of $0.6 million, principally due to the factors described above.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Net sales
Net sales for the nine months ended September 30, 2014 increased approximately $16.5 million, or 20.8% over the corresponding nine months ended September 30, 2013. During the nine months ended September 30, 2014, stationary product gross sales increased approximately $7.4 million and motion and recliner product gross sales increased approximately $9.0 million compared to the same period in 2013. This increase in sales for both product lines is principally attributable to a combination of increases in average unit price and the number of products shipped to American Furniture’s top twenty-five customers. In addition, a large sales promotion at one of American Furniture’s major customers completed during the second quarter of 2014 contributed to the increase in motion and recliner product sales in 2014.

Cost of sales
Cost of sales increased approximately $13.8 million in the nine months ended September 30, 2014 compared to the same period of 2013. Gross profit as a percentage of sales was 9.1% in the nine months ended September 30, 2014 compared to 7.6% for the same period in 2013. A favorable sales mix and increases in units manufactured in the nine months ended September 30, 2014 resulted in lower per unit costs compared to the same period in 2013. In addition, cost saving initiatives with respect to freight costs and reduction in indirect labor resulted in cost savings.

Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2014 increased approximately $0.3 million compared to the same period of 2013 primarily due to higher trade show costs and increased sales commissions incurred during the nine months ended September 30, 2014 compared to the same period in 2013. Selling, general and administrative costs as a percentage of sales were 6.4% in the nine months ended September 30, 2014 compared to 7.3% in the same period in 2013.

Income from operations
Income from operations was $2.5 million for the nine months ended September 30, 2014 compared to $0.2 million in the nine months ended September 30, 2013, an increase of $2.3 million, principally due to the factors described above.

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
Results of Operations
The table below summarizes the income from operations data for Arnold Magnetics for the three and nine month periods ended September 30, 2014 and September 30, 2013.

	Three months ended		Nine months ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net sales	$31,456	$32,381	$94,902	$95,405
Cost of sales	24,284	24,659	72,677	72,368
Gross profit	7,172	7,722	22,225	23,037
Selling, general and administrative expense	4,017	4,019	13,011	12,475
Fees to manager	125	125	375	375
Amortization of intangibles	884	874	2,633	2,714
Income from operations	$2,146	$2,704	$6,206	$7,473

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Net sales
Net sales for the three months ended September 30, 2014 were approximately $31.5 million, a decrease of $0.9 million compared to the same period in 2013. The decrease in net sales is a result of decreased sales in PMAG ($0.8 million) and Flexmag ($0.2 million) product sectors offset in part by an increase in net sales in the Precision Thin Metals sector ($0.1 million). PMAG sales represented approximately 73% of net sales for the three months ended September 30, 2014 and 2013. The decrease in PMAG sales during the three-months ended September 30, 2014 compared to the same period in 2013 is principally attributable to an unfavorable sales mix due in part by lower reprographic application sales, a component of PMAG. The decrease in Flexmag sales is the result of sales attributable to a non-recurring project for a customer in the third quarter of 2013 that was not replicated in the third quarter of 2014. The increase in Precision Thin Metals sales is attributable to positive steps taken over the last year by management to identify new customers and applications.

International sales were $14.4 million during the three months ended September 30, 2014 compared to $15.0 million during the same period in 2013, a decrease of $0.6 million or 4%.

Cost of sales
Cost of sales for the three months ended September 30, 2014 were approximately $24.3 million compared to approximately $24.7 million in the same period of 2013. Gross profit as a percentage of sales decreased from 23.8% for the quarter ended September 30, 2013 to 22.8% in the quarter ended September 30, 2014. The decrease is principally attributable to decreased margins in the Flexmag and PMAG sectors due to less favorable customer / product sales mixes offset in part by an increase in margin in the precision thin metal's sector. The increase in margins in the Precision Thin Metals sector is due to a more favorable customer/product sales mix, during the three-months ended September 30, 2014 compared to the same period in 2013 reflecting the positive impact of new customers and applications and increased production efficiencies.

Selling, general and administrative expense
Selling, general and administrative expense in each of the three month periods ended September 30, 2014 and 2013 totaled approximately $4.0 million. There were no notable variances in the major expense items.

Income from operations
Income from operations for the three months ended September 30, 2014 was approximately $2.1 million, a decrease of $0.6 million when compared to the same period in 2013, principally as a result of the increase in cost of sales and other factors described above.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.
Net sales
Net sales for the nine months ended September 30, 2014 were approximately $94.9 million, a decrease of $0.5 million, or 0.5%, compared to the same period in 2013. The decrease in net sales is a result of decreased sales in PMAG ($0.8 million) and Flexmag ($0.6 million) product sectors offset in part by an increase in net sales in the Precision Thin Metals sector ($0.9 million). The decrease in PMAG sales in the nine months ended September 30, 2014 compared to 2013 is primarily due to a decrease in reprographic sales. PMAG sales represented approximately 75% of net sales in each of the nine month periods ended September 30, 2014 and 2013. The decrease in Flexmag sales is the result of sales attributable to non-recurring projects for a customer in 2013 that was not replicated during 2014. The increase in Precision Thin Metals sales is attributable to positive steps taken over the last year by management to identify new customers and applications.

International sales were $44.0 million during the nine months ended September 30, 2014 compared to $45.1 million during the same period in 2013, a decrease of $1.1 million or 2.4%.

Cost of sales
Cost of sales for the nine months ended September 30, 2014 were approximately $72.7 million compared to approximately $72.4 million in the same period of 2013. Gross profit as a percentage of sales decreased from 24.1% for the nine-month period ended September 30, 2013 to 23.4% for the same period ended September 30, 2014. The decrease is principally attributable to decreased margins in the Flexmag sector due to a one-time high margin project in the second quarter of 2013 that was not replicated in 2014, offset in part by an increase in margin in the Precision Thin Metals sectors. The increase in margins in the Precision Thin Metals sector is due to a more favorable customer/product sales mix during the nine-months ended September 30, 2014 compared to the same period in 2013 and the positive impact of new customers and applications and increased production efficiencies.

Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2014 increased to approximately $13.0 million or 13.7% of net sales compared to $12.5 million or 13.1% of net sales for the same period in 2013. The $0.5 million increase in selling, general and administrative expenses in the nine months ended September 30, 2014 compared to 2013 is primarily attributable to investment spending on engineering and information technology resources.

Income from operations
Income from operations for the nine months ended September 30, 2014 was approximately $6.2 million, a decrease of $1.3 million when compared to the same period in 2013, based on the factors described above.

Clean Earth
Overview
Founded in 1990 and headquartered in Hatboro, Pennsylvania, Clean Earth Holdings, Inc. (“Clean Earth”) is a provider of environmental services for a variety of contaminated materials. Clean Earth provides a one-stop shop solution that analyzes, treats, documents and recycles waste streams generated in multiple end-markets such as power, construction, commercial development, oil and gas, infrastructure, industrial and dredging. Historically, the majority of Clean Earth’s revenues have been generated by contaminated soils which includes environmentally impacted soils, drill cuttings and other materials which are treated at one of its 9 permitted soil treatment facilities. Clean Earth also operates a RCRA Part B hazardous waste facility. The remaining revenue has been generated by dredge material, which consists of sediment removed from the floor of a body of water for navigational purposes and/or environmental remediation of contaminated waterways and is treated at one of its two permitted dredge processing facilities. Approximately 98% of the material processed by Clean Earth is beneficially reused for such purposes as daily landfill cover, industrial and brownfield redevelopment projects.

On August 26, 2014, we made loans to and purchased a controlling interest in Clean Earth for approximately $253 million, representing approximately 98% of the equity in Clean Earth.
Results of Operations
The table below summarizes the pro-forma income from operations data for Clean Earth for the three and nine month periods ended September 30, 2014 and September 30, 2013.

	Three months ended		Nine months ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Pro-forma)	(Pro-forma)	(Pro-forma)	(Pro-forma)
Net sales	$48,362	$43,004	$116,415	$110,341
Cost of sales (1)	32,043	30,620	80,429	82,912
Gross profit	16,319	12,384	35,986	27,429
Selling, general and administrative expense (2)	8,685	5,843	18,784	14,394
Fees to manager (3)	125	125	375	375
Amortization of intangibles (4)	1,686	1,686	5,058	5,058
Income from operations	$5,823	$4,730	$11,769	$7,602

Pro-forma results of operations of Clean Earth for the three and nine months ended September 30, 2014 and 2013 include the following pro-forma adjustments, applied to historical results as if we acquired Clean Earth on January 1, 2013:

(1) Cost of sales was increased $0.3 million and $0.9 million for the three and nine months ended September 30, 2014 and $0.4 million for the three months ended September 30, 2013, respectively, for additional depreciation expense associated the fair value step up of property, plant and equipment, resulting from the purchase price allocation in connection with our acquisition.

(2) Selling, general and administrative costs were reduced by approximately $13.2 million in the three and nine-months ended September 30, 2014 representing an adjustment for one-time seller’s transaction costs incurred as a result of our purchase.

(3) Represents management fees that would have been payable to the Manager in each period presented.

(4) Represents an increase in amortization of intangible assets totaling $0.6 million and $3.0 million in the three month period ended September 30, 2014 and 2013 and $2.7 million and $4.1 million in the nine months ended September 30, 2014 and 2013, respectively, for additional amortization expense associated the fair value step up of intangible assets resulting from the purchase price allocation in connection with our acquisition.

Pro forma three months ended September 30, 2014 compared to the pro forma three months ended September 30, 2013.

Net sales
Net sales for the three months ended September 30, 2014 were approximately $48.4 million, an increase of $5.4 million or 12.5% compared to the same period in 2013. The increase in net sales is principally the result of increased volume in contaminated soils. Dredge material volume also increased during the current period but due to a favorable project mix in the 2013 quarter, net sales of dredge material decreased during the three months ended September 30, 2014 compared to the same period in 2013. The increase in volume of contaminated soils during the three-months ended September 30, 2014 compared to the same period in 2013 is principally attributable to increased net sales from a new treatment facility acquired in March 2013. Contaminated soils represented approximately 76% of net sales for the three months ended September 30, 2014 compared to 70% of net sales for the same period in 2013.

Cost of sales
Cost of sales for the three months ended September 30, 2014 were approximately $32.0 million compared to approximately $30.6 million in the same period of 2013. Gross profit as a percentage of sales increased from 28.8% for the three month period ended September 30, 2013 to 33.7% for the same period ended September 30, 2014. The 490 basis points improvement in gross margin during the three months ended September 30, 2014 is due to increased margins in contaminated soils due to increased net sales from a new treatment facility acquired in March 2013 during the three months ended September 30, 2014 compared to the same period in 2013.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2014 increased to approximately $8.8 million or 18% of net sales compared to $5.8 million or 13.6% of net sales for the same period in 2013. The $2.8 million increase in selling, general and administrative expenses in the three months ended September 30, 2014 compared to 2013 is primarily attributable to one time buyer transaction costs incurred in September 2014 ($1.9 million) and an increase in professional fees during the 2014 quarter.

Income from operations

Income from operations for the three months ended September 30, 2014 was approximately $5.8 million, an increase of $1.1 million when compared to the same period in 2013, as a result of those factors described above.

Pro forma nine months ended September 30, 2014 compared to the pro forma nine months ended September 30, 2013.

Net sales
Net sales for the nine months ended September 30, 2014 were approximately $116.4 million, an increase of $6.1 million or 5.5% compared to the same period in 2013. The increase in net sales is a result of increased volume in both contaminated soils and dredge material. The increase in volume of contaminated soils during the nine-months ended September 30, 2014 compared to the same period in 2013 is principally attributable to incremental net sales from a new treatment facility acquired in March 2013. The increase in volume of dredge material is principally attributable to the increase in the number of large maintenance dredge projects during the nine months ended September 30, 2014 compared to the same period in 2013. Contaminated soils represented approximately 77% of net sales for the nine months ended September 30, 2014 compared to 78% of net sales for the same period in 2013.

Cost of sales
Cost of sales for the nine months ended September 30, 2014 were approximately $80.4 million compared to approximately $82.9 million in the same period of 2013. Gross profit as a percentage of sales increased from 24.9% for the nine month period ended September 30, 2013 to 30.9% for the same period ended September 30, 2014. The 600 basis points improvement in gross margin during the nine months ended September 30, 2014 is due to reduced beneficial reuse costs in both contaminated soils and dredge material and to more favorable pricing of hazardous waste during the nine months ended September 30, 2014 compared to the same period in 2013.

Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2014 increased to approximately $18.8 million or 16.1% of net sales compared to $14.4 million or 13.0% of net sales for the same period in 2013. The $4.4 million increase in selling, general and administrative expenses in the nine months ended September 30, 2014 compared to 2013 is primarily attributable to one time buyer transaction costs incurred in September 2014 ($1.9 million), increased professional fees during the nine months ended September 30, 2014 compared to the same period in 2013, and the result of including nine months of costs related to a new treatment facility in the 2014 period compared to six months in 2013. The new treatment facility was acquired in March 2013.

Income from operations
Income from operations for the nine months ended September 30, 2014 was approximately $11.8 million, an increase of $4.2 million when compared to the same period in 2013, as a result of those factors described above.
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
Results of Operations
The table below summarizes the income from operations data for Tridien for the three and nine month periods ended September 30, 2014 and September 30, 2013.

	Three months ended		Nine months ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net sales	$17,633	$15,690	$50,659	$45,862
Cost of sales	13,967	12,342	39,667	35,698
Gross profit	3,666	3,348	10,992	10,164
Selling, general and administrative expense	2,559	2,372	7,663	6,893
Fees to manager	88	88	263	263
Amortization of intangibles	445	311	1,334	940
Impairment expense	—	—	—	900
Income from operations	$574	$577	$1,732	$1,168

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Net sales
Net sales for the three months ended September 30, 2014 were approximately $17.6 million compared to approximately $15.7 million for the same period in 2013, an increase of $1.9 million or 12.4%. Sales of non-powered products (including patient positioning devices) totaled $14.5 million during the three months ended September 30, 2014 representing an increase of $2.2 million compared to the same period in 2013. Sales of powered products totaled $3.1 million during the three months ended September 30, 2014 representing a decrease of $0.3 million compared to the same period in 2013. The increase in non-powered product sales in the three months ended September 30, 2014 compared to the same period in 2013 is principally the result of customer expansion into international markets with newly developed and existing products.

Cost of sales
Cost of sales increased approximately $1.6 million for the three months ended September 30, 2014 compared to the same period in 2013. Gross profit as a percentage of sales was approximately 20.8% in the three month period ended September 30, 2014 compared to 21.3 % in the same period of 2013. The decrease in gross profit as a percentage of sales was primarily due to an unfavorable product sales mix during the three months ended September 30, 2014 compared to the same period in 2013.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2014 increased $0.2 million compared to the same period in 2013. This increase is attributable to higher research and development costs in the three months ended September 30, 2014.

Income from operations
Income from operations was approximately $0.6 million in each of the three months ended September 30, 2014 and 2013 based on the factors described above.
Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Net sales
Net sales for the nine months ended September 30, 2014 were approximately $50.7 million compared to approximately $45.9 million for the same period in 2013, an increase of $4.8 million or 10.5%. Sales of non-powered products (including patient positioning devices) totaled $41.2 million during the nine months ended September 30, 2014 representing an increase of $4.7 million compared to the same period in 2013. The increase in non-powered product sales in the nine months ended September

30, 2014 compared to the same period in 2013 is principally the result of customer expansion into international markets with newly developed and existing products. Sales of powered products totaled $9.5 million during the nine months ended September 30, 2014 representing an increase of $0.1 million compared to the same period in 2013.

Cost of sales
Cost of sales increased approximately $4.0 million for the nine months ended September 30, 2014 compared to the same period in 2013. Gross profit as a percentage of sales was 21.7% for the nine months ended September 30, 2014 compared to 22.2% in the corresponding period in 2013. The decrease in gross profit as a percentage of sales was primarily due to an unfavorable product sales mix during the nine months ended September 30, 2014 compared to the same period in 2013.

Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2014 increased $0.8 million compared to the same period in 2013. This increase is attributable to higher research and development costs and professional fees in 2014 compared to the prior year.

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

Income from operations
Income from operations increased approximately $0.6 million to $1.7 million for the nine months ended September 30, 2014 compared to the same period in 2013 based on those factors described above.

Liquidity and Capital Resources
For the nine months ended September 30, 2014, on a consolidated basis, cash flows provided by operating activities totaled approximately $46.2 million, which represents a $7.9 million decrease compared to the nine-month period ended September 30, 2013, which reflected cash provided by operations of $54.0 million. This decrease is principally the result of (i) a decrease in cash provided by results of operations in the nine months ended September 30, 2014 compared to 2013 ($17.8 million); and (ii) an increase in cash used to reduce short term working capital liabilities such as accounts payable and interest payable and other short term accrued liabilities ($37.7 million) offset in part by a reduction in the investment of cash in working capital assets including inventory ($33.8 million) and accounts receivable ($14.5 million), in the nine months ended September 30, 2014 compared to the same period in 2013. The reduction in the investment in inventory is largely the result of a reduction in Liberty's working capital investment in inventory in 2014.

Cash flows used in investing activities for the nine-months ended September 30, 2014 totaled approximately $237.9 million, which reflects capital expenditures during the period ($10.2 million), FOX’s acquisition of Sport Truck ($41.0 million), our acquisition of Clean Earth ($250.0 million, net of cash) and fixed payments made on our interest rate swap ($1.5 million), offset in part by proceeds from the sale of FOX common stock ($65.5 million); compared to $72.1 million provided by cash flows in the same period of 2013, which reflected capital expenditures ($14.7 million) offset by proceeds from the sale of shares of FOX common stock ($80.9 million), and by sale leaseback proceeds ($4.4 million).

Cash flows provided by financing activities totaled approximately $102.3 million during the nine months ended September 30, 2014 principally reflecting: (i) net borrowings under the FOX credit facility used principally to fund the Sport Truck acquisition ($37.1 million), (ii) net proceeds from the 2014 Term Loan Facility ($34.6 million), (iii) borrowings under the 2014 Revolving Credit Facility ($96.2 million), (iv) non-controlling stock option proceeds ($4.0 million) and (v) excess tax benefit at FOX ($1.7 million) offset in part by distributions paid to shareholders during the year ($52.2 million) and a profit allocation payment to our Manager ($11.9 million) compared to cash flows provided by financing activities during the nine-months ended September 30, 2013 of approximately $6.5 million principally reflecting: (i) net proceeds from the sale of IPO stock at the subsidiary level ($36.1 million), and (ii) net borrowings in connection with the increase of our 2014 Term Loan Facility ($28.4 million), offset in part by our quarterly shareholder distribution ($52.2 million), and non-controlling shareholder distributions at Tridien ($3.1 million).

At September 30, 2014, we had approximately $23.3 million of cash and cash equivalents on hand. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.

As of September 30, 2014, we had the following outstanding loans due from each of our businesses:

Advanced Circuits - $76.1 million;

American Furniture - $25.5 million;

Arnold Magnetics - $75.6 million;

CamelBak - $98.4 million;

Clean Earth - $141.3 million;

Ergobaby - $34.7 million;

Liberty - $39.3 million; and

Tridien - $11.8 million.

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

We believe that we currently have sufficient liquidity and capital resources to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our Board of Directors, over the next twelve months. The quarterly distribution for the three months ended September 30, 2014 was paid on October 30, 2014 and was $17.4 million.

On June 6, 2014 we entered in a new credit facility, the 2014 Credit Facility replacing our existing 2011 Credit Facility entered into in October 2011. On September 30, 2014, our 2014 Credit Facility provided for a the 2014 Revolving Credit Facility totaling $400 million which matures in June 2019 and a 2014 Term Loan totaling $325 million, which matures in June 2021. Our 2014 Term Loan requires quarterly payments of $0.8 million with a final payment of the outstanding principal balance due in June 2021. (Refer to Note G to the Condensed Consolidated Financial Statements for a complete description of our 2014 Credit Facility.)

We had $308.6 million in availability under the 2014 Revolving Credit Facility at September 30, 2014. At September 30, 2014, $3.4 million in outstanding borrowings under the 2014 Revolving Credit Facility reflected in outstanding letters of credit.

The following table reflects required and actual financial ratios as of September 30, 2014 included as part of the affirmative covenants in our 2014 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	3.54:1.0
Total Debt to EBITDA Ratio	less than or equal to 4.25:1.0	3.09:1.0

We intend to use the availability under our 2014 Credit Facility and cash on hand to pursue acquisitions of additional businesses to the extent permitted under our 2014 Credit Facility, to fund distributions and to provide for other working capital needs

Interest Expense

We recorded interest expense totaling $16.5 million for the nine months ended September 30, 2014 compared to $14.6 million for the same period in 2013. In the following table we provide the effective interest rate based on periodic interest charges on incurred debt. The difference between interest expense and periodic interest charges on incurred debt is the elimination of unrealized mark-to market losses in an interest rate swap whose term does not begin until April 1, 2016. The mark-to market losses on this interest rate swap reflects the present value discount taken in the mark to market calculation.

The components of interest expense and periodic interest charges on incurred debt are as follows (in thousands):

	Nine months ended September 30,
	2014	2013
Interest on credit facilities	$11,284	$11,922
Unused fee on Revolving Credit Facility	1,635	1,738
Amortization of original issue discount	713	949
Losses (gains) on interest rate derivatives	2,797	(21)
Letter of credit fees	33	42
Other	7	10
Interest expense	$16,469	$14,640
Less: Unrealized loss on Swap (1)	(2,523)	—
Periodic interest charges on incurred debt	13,946	14,640
Average daily balance of debt outstanding	$329,437	$294,107
Effective interest rate on incurred debt	5.6%	6.6%

(1) On September 16, 2014, we purchased an interest rate swap (the “New Swap”) with a notional amount of $220 million effective April 1, 2016 through June 6, 2021. The agreement requires us to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At September 30, 2014, this New Swap had a fair value of negative $2.5 million, essentially reflecting the present value of future payments and receipts under the agreement and is reflected as a component of interest expense and other non-current liabilities. Refer to Note H of the condensed consolidated financial statements.

Income Taxes
We incurred income tax expense of $11.7 million with an effective tax rate of 4.0% during the nine months ended September 30, 2014 compared to $18.7 million with an effective income tax rate of 18.2% during the same period in 2013. The effect of the gain on the deconsolidation of FOX incurred at the corporate level decreased the effective income tax rate by (31.4)% for the nine months ended September 30, 2014, while the effect of the termination of the supplemental put agreement in July 2013 decreased the effective tax rate by (15.7)% during the nine months ended September 30, 2013. Non-deductible costs at the corporate level and state and foreign income taxes (net of the Federal benefit) account for the majority of the remaining difference in our effective income tax rates in both periods.
The components of income tax expense as a percentage of income from continuing operations before income taxes for the nine months ended September 30, 2014 and 2013 are as follows:

	Nine months ended September 30,
	2014	2013
United States Federal Statutory Rate	35.0%	35.0%
Foreign and State income taxes (net of Federal benefits)	(0.9)	1.8
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders	1.3	0.5
Effect of deconsolidation of subsidiary (1)	(31.4)	—
Effect of supplemental put reversal (2)	—	(15.7)
Impact of subsidiary employee stock options	—	0.3
Domestic production activities deduction	(0.3)	(1.4)
Non-recognition of NOL carryforwards at subsidiaries	—	0.1
Other	0.3	(2.4)
Effective income tax rate	4.0%	18.2%

(1) The effective income tax rate for the nine months ended September 30, 2014 includes a significant gain at our parent, which is taxed as a partnership, related to the deconsolidation of FOX in July 2014.

(2) The effective income tax rate for the nine months ended September 13, 2013 includes a gain at our parent, which is taxed as a partnership, related to the termination of the Supplemental Put Agreement in July 2013.

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
The following table reconciles EBITDA and Adjusted EBITDA to income (loss) from continuing operations, which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Nine months ended September 30, 2014

	Consolidated	Corporate	CamelBak	Ergobaby	Liberty	Advanced Circuits	American Furniture	Arnold Magnetics	Clean Earth	Tridien	Consolidated
Net income (loss) (1)	$267,175	$253,019	$3,770	$5,696	$(3,720)	$7,478	$822	$(669)	$(64)	$843	$267,175
Adjusted for:
Provision (benefit) for income taxes	9,747	—	3,218	3,844	(2,137)	3,641	—	1,164	(30)	47	9,747
Interest expense, net	16,063	16,011	6	9	4	(1)	—	(3)	36	1	16,063
Intercompany interest	—	(28,810)	7,563	3,747	3,413	4,996	1,694	5,435	1,077	885	—
Depreciation and amortization	32,713	65	10,646	3,140	4,866	4,114	174	6,631	1,159	1,918	32,713
Loss on debt extinguishment	2,143	2,143	—	—	—	—	—	—	—	—	2,143
EBITDA	327,841	242,428	25,203	16,436	2,426	20,228	2,690	12,558	2,178	3,694	327,841
(Gain) loss on sale of fixed assets	169	—	143	—	17	—	—	11	—	(2)	169
Non-controlling shareholder compensation	1,553	—	709	405	302	18	—	100	—	19	1,553
Acquisition expenses	2,031	—	—		96	—	—	—	1,935	—	2,031
Gain on deconsolidation of subsidiary	(264,325)	(264,325)	—	—	—	—	—	—	—	—	(264,325)
Gain (loss) on equity method investment	—	—	—	—	—	—	—	—	—	—	—
Management fees	15,634	13,496	375	375	375	375	—	375	—	263	15,634
Adjusted EBITDA (1)	$82,903	$(8,401)	$26,430	$17,216	$3,216	$20,621	$2,690	$13,044	$4,113	$3,974	$82,903

(1) As a result of the deconsolidation of our FOX subsidiary in July 2014, Net income does not include Net income from FOX of $15.0 million for the period January 1, 2014 through July 10, 2014, and Adjusted EBITDA does not include Adjusted EBITDA of $25.1 million from FOX for the period January 1, 2014 through July 10, 2014.

Adjusted EBITDA
Nine months ended September 30, 2013

	Consolidated	Corporate	CamelBak	Ergobaby	Liberty	Advanced Circuits	American Furniture	Arnold Magnetics	Clean Earth	Tridien	Consolidated
Net income (loss) (1)	$64,683	$44,487	$4,694	$2,747	$4,833	$7,102	$(1,179)	$1,700	$—	$299	$64,683
Adjusted for:
Provision (benefit) for income taxes	10,854	(75)	2,649	1,736	2,153	4,578	—	(136)	—	(51)	10,854
Interest expense, net	14,505	14,501	(8)	2	—	(1)	—	11	—	—	14,505
Intercompany interest	—	(29,545)	8,588	4,286	3,232	5,699	1,287	5,596	—	857	—
Depreciation and amortization	28,767	(1,615)	10,142	2,989	4,878	4,070	235	6,354	—	1,714	28,767
Loss on debt exchange	1,785	1,785	—	—	—	—	—	—	—	—	1,785
EBITDA	120,594	29,538	26,065	11,760	15,096	21,448	343	13,525	—	2,819	120,594
(Gain) loss on sale of fixed assets	37	—	14	23	—	(18)	(19)	21	—	16	37
Non-controlling shareholder compensation	1,692	—	709	499	290	18	—	108	—	68	1,692
Impairment charges	900	—	—	—	—	—	—	—	—	900	900
Supplemental put expense	(45,995)	(45,995)	—	—	—	—	—	—	—	—	(45,995)
Management fees	13,334	11,196	375	375	375	375	—	375	—	263	13,334
Adjusted EBITDA (1)	$90,562	$(5,261)	$27,163	$12,657	$15,761	$21,823	$324	$14,029	$—	$4,066	$90,562

(1) As a result of the deconsolidation of our FOX subsidiary in July 2014, Net income does not include Net income from FOX of $19.2 million for the period January 1, 2013 through September 30, 2013, and Adjusted EBITDA does not include Adjusted EBITDA from FOX of $38.7 million for the period January 1, 2013 through September 30, 2013.

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

	Nine Months Ended
(in thousands)	September 30, 2014	September 30, 2013
Net income	$282,222	$83,878
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	35,884	34,670
Impairment expense	—	900
Amortization of debt issuance costs and original issue discount	2,412	2,489
Unrealized (gain) loss on interest rate and foreign currency hedges	2,809	68
Loss on debt extinguishment	2,143	1,785
Excess tax benefit from subsidiary stock option exercise (1)	(1,662)	—
Supplemental put expense	—	(45,995)
Gain on deconsolidation of subsidiary	(264,325)	—
Noncontrolling shareholder charges	3,592	3,367
Other	361	189
Deferred taxes	(1,944)	(2,121)
Changes in operating assets and liabilities	(15,332)	(25,191)
Net cash provided by operating activities	46,160	54,039
Plus:
Unused fee on revolving credit facility (2)	1,635	1,738
Excess tax benefit from subsidiary stock option exercise (1)	1,662	—
Successful acquisition costs	2,030	—
Changes in operating assets and liabilities	15,332	25,191
Other	123	—
Less:
Payments on swap	1,502	—
Maintenance capital expenditures: (3)
Compass Group Diversified Holdings LLC	—	—
Advanced Circuits	482	2,638
American Furniture	335	269
Arnold	2,258	1,902
CamelBak	1,976	709
Clean Earth	170	—
Ergobaby	298	1,067
Fox	2,381	2,486
Liberty	508	529
Tridien	593	357
FOX CAD (4)	15,716	7,344
Other	201	—
Estimated cash flow available for distribution and reinvestment	40,522	63,667
Distribution paid in April 2014/2013	$(17,388)	$(17,388)
Distribution paid in July 2014/2013	(17,388)	(17,388)
Distribution paid in October 2014/ 2013	$(17,388)	$(17,388)
	$(52,164)	$(52,164)

(1) Represents the non-cash excess tax benefit at FOX related to the exercise of stock options.
(2) Represents the commitment fee on the unused portion of the revolving credit facilities.
(3) Excludes growth capital expenditures of approximately $1.2 million and $4.7 million for the nine months ended September 30, 2014 and 2013, respectively.
(4) Represents FOX CAD subsequent to the FOX IPO date. For the nine months ended September 30, 2014, the amount includes approximately $24.2 million of EBITDA, less: $3.8 million of cash taxes, $1.9 million of management fees, $2.4 million of maintenance capital expenditures and $0.4 million of interest expense.
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

Related Party Transactions and Certain Transactions Involving our Businesses

Sale of FOX common stock
On July 10, 2014, 5,750,000 shares of common stock held by certain FOX shareholders, including us, were sold in a secondary offering at a price of $15.50 per share for total net proceeds of approximately $84.4 million.
As a selling shareholder we sold a total of 4,466,569 shares of FOX common stock, including 633,955 shares sold in connection with underwriters’ exercise of the over-allotment option in full, for total net proceeds of approximately $65.5 million. Upon completion of the offering, our ownership in FOX was lowered from approximately 53% to 41%, or 15,108,718 shares of FOX’s common stock and as a result we anticipate deconsolidating FOX as of July 10, 2014 which is consistent with our intention to streamline our consolidated financial reporting. In connection with the FOX deconsolidation we recorded a gain of approximately $264.2 million in the quarter ended September 30, 2014.

As of July 10, 2014, we began to account for our investment in FOX at fair value utilizing the equity method of accounting. We elected to measure our investment in FOX at fair value, with unrealized gains and losses reflected in the consolidated statement of operations as income (loss) from equity method investments. The mark-to-market at September 30, 2014 resulted in no additional gain or loss on our retained investment in FOX.

The following table reflects the year to date activity from our investment in FOX (in thousands):

2014
Balance January 1, 2014	$—
Effect of July 10, 2014 deconsolidation (1)	234,185
Mark-to-market adjustment September 30, 2014	—
Balance September 30, 2014	$234,185

(1) See Footnote B to the condensed consolidated financial statements.

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
The table below summarizes the payment schedule of our contractual obligations at September 30, 2014:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$425,577	$51,688	$4,256	$41,708	$327,925
Operating lease obligations (b)	89,496	12,883	14,914	21,780	39,919
Purchase obligations (c)	255,496	168,362	46,900	40,234	—
Total (d)	$770,569	$232,933	$66,070	$103,722	$367,844

(a)	Reflects commitment fees and letter of credit fees under our 2014 Revolving Credit Facility and amounts due, together with interest on our 2014 Term Loan Facility.

(b)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.

(c)
Reflects non-cancelable commitments as of September 30, 2014, including: (i) shareholder distributions of $69.6 million; (ii) management fees of $23.0 million per year over the next five years, and (iii) other obligations including amounts due under employment agreements. Distributions to our shareholders are approved by our Board of Directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.

(d)
The contractual obligation table does not include approximately $0.5 million in liabilities associated with unrecognized tax benefits as of September 30, 2014 as the timing of the recognition of this liability is not certain. The amount of the liability is not expected to significantly change in the next twelve months.

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
At March 31, 2014, we elected to use the optional qualitative assessment alternative to test goodwill for impairment for each of our RU that maintains a goodwill carrying value. Results of the qualitative analysis indicate that the carrying value of these reporting units did not exceed their fair value. We determined that two of the three RUs at Arnold required further quantitative testing (step 1) because we could not conclude that the fair value of the RUs exceeds their carrying value based on qualitative factors alone. Results of the quantitative analysis indicated that the fair value of these reporting units exceeded their carrying value. The fair value of the RU was determined utilizing a discounted cash flow methodology ("DCF") on both an income and market approach for Flexmag and the income approach for Precision Thin Metals. A representative market does not exist for Precision Thin metals. The DCF utilized a weighted average cost of capital of 12.5% for Flexmag and 14.5% for Precision Thin Metals.
Liberty Safe
During the third quarter of 2014 net sales and gross profit margins declined significantly at Liberty. In addition, Liberty recorded an inventory write down in June 2014 resulting from its decision to sell a portion of their finished goods inventory (import safes) at a price below their carrying value. We believe that the significant decline in sales over the past two fiscal quarters and resulting excess finished goods inventory is due almost exclusively to an overzealous market for firearms and as a by-product, gun safes, in fiscal 2012 and 2013. We also currently believe that the market for gun safes will begin to stabilize in 2015 after retailers inventories begin to normalize. If Liberty Safe does not believe it can achieve the financial performance that we and the Management of Liberty Safe expect in 2015, it is possible that a goodwill impairment charge may result. The carrying value of goodwill at

Liberty Safe is approximately $32.8 million. There can be no assurance that future events will not result in an impairment of goodwill.

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
At March 31, 2014 we elected to use the optional qualitative assessment alternative that permits an entity to consider events and circumstances that could affect the fair value of the indefinite-lived intangible asset and avoid the quantitative test if the entity is able to support a conclusion that the indefinite-lived intangible asset is not impaired. Our indefinite-lived intangible assets consist of trade names with a carrying value of approximately $147.5 million. Results of the qualitative analysis indicated that the carrying value of our indefinite-live intangible assets did not exceed their fair value.
Recent Accounting Pronouncements
Refer to footnote B to our condensed consolidated financial statements.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk since December 31, 2013 with the exception of entering into the New Swap as explained below. For a further discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2013.
At September 30, 2014, we have several derivative instruments in the form of forward contracts and options that hedge the value of the Eurodollar. The nominal value of these instruments total approximately $2.0 million. Mark-to-market gains or losses from these instruments were not material during the three and nine months ended September 30, 2014. On September 16, 2014 we purchased an interest rate swap with a notional value of $220 million that hedges future interest payments on $220 million of our $325 million 2014 Term Loan. The New Swap term begins on April 1, 2016 and matures in June 2021, corresponding with the expiration of the 2014 Term Loan. The New Swap requires us to pay fixed interest at the rate of 2.97% on $220 million in exchange for three-month LIBOR. At September 30, 2014 the New Swap has a mark-to-market value of negative $2.5 million, which essentially reflects the present value of forecasted exchanges of payments. Should interest rates rise the value of the New Swap will increase.

ITEM 4. – CONTROLS AND PROCEDURES
As required by Exchange Act Rule 13a-15(b), Holdings’ Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2014. Based on that evaluation, the Holdings’ Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of September 30, 2014.

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Legal proceedings associated with the Company’s and Holdings’ business together with legal proceedings for the businesses have not changed materially, except as noted below in relation to Tridien, from those disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on March 7, 2014.

Tridien's subsidiary, AMF Support Services, Inc. ("AMF") is subject to a workers' compensation claim in the State of California, being adjudicated by the Riverside County Workers' Compensation Appeals Board.  Tridien is a majority owned subsidiary of the Company. The claim is the result of an industrial accident that occurred on March 2, 2013, and the injuries sustained by a contract employee working at Tridien's Corona, California facility.  The employee is seeking workers' compensation benefits from AMF, as the special employer, and the staffing company who employed the worker, as the general employer.  The employee has also alleged that the employee's injuries are the result of the employer's "serious and willful misconduct", and has made a claim under California Labor Code § 4553 for damages.  If proven, the "serious and willful" penalty is fixed by statute at either $0 or 50% of the value of all workers' compensation benefits paid as a result of the injury and is not insurable. The underlying workers' compensation claims are still being adjudicated. At this stage, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from these proceedings. Accordingly, no amounts in respect of this matter have been provided in the Company's accompanying financial statements.  The Company believes it has meritorious defenses to the allegations and will continue to vigorously defend against the claims.

ITEM 1A. RISK FACTORS

There have been no material changes in those risk factors and other uncertainties associated with the Company and Holdings discussed in the section entitled “Risk Factors” disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 7, 2014, other than as described below related to our Clean Earth subsidiary, which was acquired in August 2014, and our SternoCandleLamp subsidiary, which was acquired in October 2014.

Risks Related to Clean Earth
If Clean Earth is unable to renew its operating permits or lease agreements with regulatory bodies, its business would be adversely affected.
Clean Earth’s facilities operate using permits and licenses issued by various regulatory bodies at various local, state and federal government levels. Failure to renew its permits and licenses necessary to operate Clean Earth’s facilities on a timely basis or failure to renew or maintain compliance with its site lease agreements on a timely basis could prevent or restrict its ability to provide certain services, resulting in a material adverse effect on its business. There can be no assurance that Clean Earth will continue to be successful in obtaining timely permit or license applications approval, maintaining compliance with its lease agreements and obtaining timely lease renewals.

Clean Earth operates twelve facilities that accept, process and/or treat materials provided by its customers. These facilities may be inherently dangerous workplaces. If Clean Earth fails to maintain safe worksites, it may be subject to significant operating risks and hazards that could result in injury or death to persons, which could result in losses or liabilities to it.

Clean Earth’s safety record is an important consideration for it and for its customers. If serious accidents or fatalities occur or its safety record was to deteriorate, it may be ineligible to bid on certain work, and existing service arrangements could be terminated. Further, regulatory changes implemented by OSHA could impose additional costs on Clean Earth. Adverse experience with hazards and claims could have a negative effect on Clean Earth’s reputation with its existing or potential new customers and its prospects for future work.

If Clean Earth fails to comply with applicable environmental laws and regulations its business could be adversely affected.
The changing regulatory framework governing Clean Earth’s business creates significant risks. Clean Earth could be held liable if its operations cause contamination of air, groundwater or soil or expose its employees or the public to contamination. Under current law, Clean Earth may be held liable for damage caused by conditions that existed before it acquired the assets, business or operations involved. Also, it may be liable if it arranges for the transportation, disposal or treatment of hazardous substances that cause environmental contamination at facilities operated by others, or if a predecessor made such arrangements and Clean Earth is a successor. Liability for environmental damage could have a material adverse effect on Clean Earth’s financial condition, results of operations and cash flows.
Stringent regulations of federal, state or provincial governments have a substantial impact on Clean Earth’s contaminated soil, dredge material and solid and hazardous waste treatment, storage, disposal and beneficial use activities. Local government controls may also apply. Many complex laws, rules, orders and regulatory interpretations govern environmental protection, health, safety, noise, visual impact, odor, land use, zoning, transportation and related matters. Clean Earth also may be subject to laws concerning the protection of certain marine and bird species, their habitats, and wetlands. It may incur substantial costs in order to conduct its operations in compliance with these environmental laws and regulations. Changes in environmental laws or regulations or changes in the enforcement or interpretation of existing laws, regulations or permitted activities may require Clean Earth to make significant capital or other expenditures, to modify existing operating licenses or permits, or obtain additional approvals or limit operations. New environmental laws or regulations that raise compliance standards or require changes in operating practices or technology may impose significant costs and/or limit Clean Earth’s operations.
Clean Earth’s revenue is primarily generated as a result of requirements imposed on our customers under federal, state, and provincial laws and regulations to protect public health and the environment. If requirements to comply with laws and regulations governing management of contaminated soils, dredge material, and hazardous wastes were relaxed or less vigorously enforced, demand for Clean Earth’s services could materially decrease and its revenues and earnings could be significantly reduced.

Risks Related to SternoCandleLamp

SternoCandleLamp products operate at high temperatures and use flammable fuels, each of which could subject our business to product liability claims.

SternoCandleLamp products exposes it to potential product liability claims typical of fuel based heating products. The fuels SternoCandleLamp uses in its products are flammable and may be toxic if ingested. Although SternoCandleLamp products have comprehensive labeling and it follows government and third party based standards and protocols, it cannot guarantee there will not be accidents due to misuse or otherwise. Accidents involving SternoCandleLamp products could have an adverse effect on its reputation and reduce demand for its products. In addition, SternoCandleLamp may be held responsible for damages beyond its insurance coverage and there can be no guarantee that it will be able to procure adequate insurance coverage in the future.

ITEM 6. Exhibits

Exhibit Number	Description

10.1
Sixth Amended and Restated Management Services Agreement by and between Compass Group Diversified Holdings, LLC and Compass Group Management LLC, dated as of September 30, 2014 and originally effective as of May 16, 2016

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
Date: November 5, 2014
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 5, 2014

EXHIBIT INDEX

Exhibit Number	Description

10.1
Sixth Amended and Restated Management Services Agreement by and between Compass Group Diversified Holdings, LLC and Compass Group Management LLC, dated as of September 30, 2014 and originally effective as of May 16, 2016

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