Form 10-K
period 2014-12-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2015-03-02
CIK 1345126, 1345122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrants are collectively a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the outstanding shares of trust stock held by non-affiliates of Compass Diversified Holdings at June 30, 2014 was $719,930,250 based on the closing price on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates. There were 54,300,000 shares of trust stock without par value outstanding at February 27, 2015.
Documents Incorporated by Reference
Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2015 Annual Meeting of Stockholders is incorporated by reference into Part III.

NOTE TO READER
In reading this Annual Report on Form 10-K, references to:

•	the “Trust” and “Holdings” refer to Compass Diversified Holdings;

•	the “Company” refer to Compass Group Diversified Holdings LLC;

•	“businesses”, “operating segments”, “subsidiaries” and “reporting units” all refer to, collectively, the businesses controlled by the Company;

•	the “Manager” refer to Compass Group Management LLC (“CGM”);

•	the “initial businesses” refer to, collectively, Staffmark Holdings, Inc., Crosman Acquisition Corporation, Compass AC Holdings, Inc. and Silvue Technologies Group, Inc.;

•	the “2012 acquisition” refer to the acquisition of Arnold Magnetic Technologies;

•	the "2014 acquisitions" refer to, collectively, the acquisitions of Clean Earth Holdings, Inc. and SternoCandleLamp;

•	the “2012 disposition” refer to the sale of HALO Branded Solutions.;

•	the “Trust Agreement” refer to the amended and restated Trust Agreement of the Trust dated as of April 25, 2007;

•
the “2011 Credit Facility” refer to the Credit Facility with a group of lenders led by TD Securities (USA) LLC (“TD Securities”) which provided for the 2011 Revolving Credit Facility and the 2011 Term Loan Facility;

•
the "2014 Credit Facility" refer to the credit agreement entered into on June 14, 2014 with a group of lenders led by Bank of America N.A. as administartive agent, which provides for a Revolving Credit Facility and a Term Loan;

•	the “2014 Revolving Credit Facility” refer to the $400 million Revolving Credit Facility provided by the 2014 Credit Facility that matures in June 2019;

•	the “2014 Term Loan” refer to the $325 million Term Loan Facility, provided by the 2014 Credit Facility that matures in June 2021;

•	the “LLC Agreement” refer to the fourth amended and restated operating agreement of the Company dated as of January 1, 2012;

•	“we”, “us” and “our” refer to the Trust, the Company and the businesses together.

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
The Company is the operating entity with a board of directors whose corporate governance responsibilities are similar to that of a Delaware corporation. The Company’s board of directors oversees the management of the Company and our businesses and the performance of Compass Group Management LLC (“CGM” or our “Manager”). Certain persons who are employees and partners of our Manager receive a profit allocation as beneficial owners of 58.8% through Sostratus LLC of the Allocation Interests in us, as defined in our LLC Agreement.
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
In terms of the businesses in which we have a controlling interest as of December 31, 2014, we believe that these businesses have strong management teams, operate in strong markets with defensible market niches and maintain long standing customer relationships. We believe that the strength of this model, which provides for significant industry, customer and geographic diversity, has become even more apparent in the recent challenging economic environment.
2014 Highlights
Acquisition of Clean Earth
On August 26, 2014, we purchased a 97.9% controlling interest (86.2% on a fully diluted basis) in Clean Earth Holdings Inc. ("Clean Earth"). Founded in 1990 and headquartered in Hatboro, Pennsylvania, Clean Earth is a provider of environmental services for a variety of contaminated materials. Clean Earth provides a one-stop shop solution that analyzes, treats, documents and recycles waste streams generated in multiple end-markets such as power, construction, commercial development, oil & gas, infrastructure, industrial and dredging. Approximately 98% of the material processed by Clean Earth is beneficially reused for such purposes as daily landfill cover, industrial and brownfield redevelopment projects.

The purchase price, including proceeds from non-controlling interests, was approximately $251.4 million and was based on a total enterprise value of $243 million and included approximately $10.3 million in cash and working capital adjustments and $1.9 million in acquisition related costs. We funded the acquisition through available cash on hand and a draw of $95 million on our Revolving Credit Facility. Clean Earth’s management invested in the transaction alongside us, collectively representing approximately 2.1% in initial non-controlling interest on a primary basis. CGM acted as an advisor to us in the acquisition and will continue to provide integration services during the first year of our ownership of Clean Earth. CGM will receive integration service fees of approximately $2.5 million which will be payable quarterly as services are rendered. Clean Earth paid CGM $0.6 million in integration service fees during 2014.
Acquisition of SternoCandleLamp
On October 10, 2014, we purchased all of the issued and outstanding equity of Candle Lamp Company, LLC ("SternoCandleLamp"). Headquartered in Corona, California, SternoCandleLamp is the leading manufacturer and marketer of portable food warming fuel and creative table lighting solutions for the foodservice industry. SternoCandleLamp’s product line includes wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps.

The purchase price was approximately $160.0 million and was based on a total enterprise value of $161.5 million and included approximately $1.3 million in working capital adjustments and $2.8 million in acquisition related costs. We funded the acquisition through available cash on hand and a drawing of approximately $166 million on our Revolving Credit Facility. CGM acted as an advisor to us in the acquisition and will continue to provide integration services during the first year of our ownership of SternoCandleLamp. CGM will receive integration service fees of approximately $1.5 million which will be payable quarterly as services are rendered. SternoCandleLamp paid CGM $0.4 million in integration service fees during 2014.
Sale of FOX Common Stock
On July 10, 2014, 5,750,000 shares of Fox Factory Holding Corp. ("FOX") common stock, held by certain FOX shareholders, including us, were sold in a secondary offering at a price of $15.50 per share for total net proceeds to selling shareholders of approximately $84.4 million (the "FOX Secondary Offering").
As a selling shareholder, we sold a total of 4,466,569 shares of FOX common stock, including 633,955 shares sold in connection with underwriters’ exercise of the over-allotment option in full, for total net proceeds of approximately $65.5 million. Upon completion of the offering, our ownership in FOX decreased from approximately 53% to 41%, or 15,108,718 shares of FOX’s common stock and as a result we deconsolidated FOX as of July 10, 2014 which is consistent with our intention to streamline our consolidated financial reporting. We recorded a gain of $264.2 million in July 2014 in connection with the FOX deconsolidation.

Debt Refinancing

On June 6, 2014, we obtained a $725 million credit facility led by Bank of America, N.A., as Administrative Agent for a group of lenders. The 2014 Credit Facility provides for (i) revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $400 million (the "2014 Revolving Credit Facility"), and (ii) a $325 million term loan (the "2014 Term Loan"). The 2014 Term Loan was issued at an original issuance discount of 99.5% of par value. The 2014 Term Loan requires quarterly payments of $812,500 commencing September 30, 2014 with a final payment of all remaining principal and interest due on June 6, 2021, which is the 2014 Term Loan maturity date. All amounts outstanding under the 2014 Revolving Credit Facility will become due on June 6, 2019, which is the maturity date of loans advanced under the 2014 Revolving Credit Facility and the termination date of the revolving loan commitment. The 2014 Credit Facility also permits us, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain additional term loans in an aggregate amount of up to $200 million subject to certain restrictions and conditions.
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

Secondary Offering
On November 14, 2014, we completed a public offering of 6,000,000 Trust shares at an offering price of $17.50 per share. The net proceeds to us, after deducting the underwriter's discount and offering costs, totaled approximately $99.9 million.
2014 Distributions
For the 2014 fiscal year we declared and paid distributions to our shareholders totaling $1.44 per share.

The following is a brief summary of the businesses in which we own a controlling interest at December 31, 2014:
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
Ergobaby
Ergobaby Carrier, Inc. (“Ergobaby”), headquartered in Los Angeles, California, is a premier designer, manufacturer and distributor of wearable baby carriers and related baby wearing products, as well as stroller travel systems and accessories. Ergobaby’s reputation for product innovation, reliability and safety has led to numerous awards and accolades from consumers, industry experts and publications. Ergobaby offers a broad range of wearable baby carriers, stroller travel systems and related products that are sold through more than 450 retailers and web shops in the United States and internationally. We made loans to, and purchased a controlling interest in, Ergobaby on September 16, 2010 for approximately $85.2 million. We currently own 81.0% of the outstanding stock of Ergobaby on a primary basis and 74.3% on a fully diluted basis.
Liberty Safe
Liberty Safe and Security Products, Inc. (“Liberty Safe” or “Liberty”), headquartered in Payson, Utah, is a designer, manufacturer and marketer of premium home and gun safes in North America. From it’s over 300,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. We made loans to and purchased a controlling interest in Liberty Safe on March 31, 2010 for approximately $70.2 million. We currently own 96.2% of the outstanding stock of Liberty Safe on a primary basis and 84.8% on a fully diluted basis.

Niche Industrial Businesses
Advanced Circuits
Compass AC Holdings, Inc. (“Advanced Circuits” or “ACI”), headquartered in Aurora, Colorado, is a provider of small-run, quick-turn and volume production rigid printed circuit boards, or “PCBs”, throughout the United States. PCBs are a vital component of virtually all electronic products. The small-run and quick-turn portions of the PCB industry are characterized by customers requiring high levels of responsiveness, technical support and timely delivery. We made loans to and purchased a controlling interest in Advanced Circuits, on May 16, 2006, for approximately $81.0 million. We currently own 69.4% of the outstanding stock of Advanced Circuits on a primary basis and 69.3% on a fully diluted basis.
American Furniture
AFM Holding Corporation (“American Furniture” or “AFM”) headquartered in Ecru, Mississippi, is a leader in the manufacturing of low-cost upholstered stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products to the promotional furniture market. We made loans to and purchased a controlling interest in AFM on August 31, 2007 for approximately $97.0 million. We currently own approximately 99.9% of AFM’s outstanding stock on a primary and fully diluted basis.
Arnold
AMT Acquisition Corporation (“Arnold” or “Arnold Magnetics”), headquartered in Rochester, NY, with nine additional facilities worldwide, is a manufacturer of engineered, application specific permanent magnets. Arnold Magnetics products are used in applications such as general industrial, reprographic systems, aerospace and defense, advertising and promotional, consumer and appliance, energy, automotive and medical technology. Arnold Magnetics is the largest U.S. manufacturer of engineered magnets as well as only one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. We made loans to, and purchased a controlling interest in Arnold on March 5, 2012 for approximately $128.8 million. We currently own 96.7% of the outstanding stock of Arnold on a primary basis and 87.5% on a fully diluted basis.

Clean Earth
Clean Earth, headquartered in Hatboro, Pennsylvania, is a provider of environmental services for a variety of contaminated materials. Clean Earth provides a one-stop shop solution that analyzes, treats, documents and recycles waste streams generated in multiple end-markets such as power, construction, commercial development, oil and gas, infrastructure, industrial and dredging. We made loans to, and purchased a controlling interest in, Clean Earth on August 26, 2014 for approximately $251.4 million. We currently own 97.9% of the outstanding stock of Clean Earth on a primary basis and 86.2% on a fully diluted basis.

SternoCandleLamp
SternoCandleLamp, headquartered in Corona, California, is a leading manufacturer and marketer of portable food warming devices and creative table lighting solutions for the food service industry. SternoCandleLamp's product line includes wick and chafing fuels, butane stoves and accessories , liquid and traditional wax candles, catering equipment and lamps. We made loans to and purchased all of the equity interests in SternoCandleLamp on October 10, 2014 for approximately $160.0 million. We currently own 100% of the outstanding stock of SternoCandleLamp on a primary basis and 91.7% on a fully diluted basis.
Tridien
Anodyne Medical Device, Inc. (“Anodyne”, which was rebranded as “Tridien” in September 2010) headquartered in Coral Springs, Florida, is a leading designer and manufacturer of powered and non-powered medical therapeutic support services and patient positioning devices serving the acute care, long-term care and home health care markets. Tridien is one of the nation’s leading designers and manufacturers of specialty therapeutic support surfaces and is able to manufacture products in multiple locations to better serve a national customer base. We made loans to and purchased a controlling interest in Tridien from CGI on August 1, 2006 for approximately $31.0 million. We currently own 81.3% of the outstanding capital stock on a primary basis and 65.4% on a fully diluted basis.

Our businesses also represent our operating segments. See—“Our Businesses” and “Note F – “Operating Segment Data” to our Consolidated Financial Statements for further discussion of our businesses as our operating segments. We also own approximately 41% of the outstanding shares of FOX, which is accounted for as an equity method investment. FOX is headquartered in Scotts Valley, California, and is a designer, manufacturer and marketer of high-performance suspension products used primarily on mountain bikes, side-by-side vehicles, on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, or ATVs, snowmobiles, specialty vehicles and applications, and motorcycles.
Tax Reporting
Information returns will be filed by the Trust and the Company with the IRS, as required, with respect to income, gain, loss, deduction and other items derived from the Company’s activities. The Company has and will file a partnership return with the IRS and intends to issue a Schedule K-1 to the trustee. The trustee intends to provide information to each holder of shares using a monthly convention as the calculation period. For 2014 and future years, the Trust will continue to file a Form 1065 and issue Schedule K-1 to shareholders. For 2014, we delivered the Schedule K-1 to shareholders within the same time frame as we delivered the schedule to shareholders for the 2013 and 2012 taxable years. The relevant and necessary information for tax purposes is readily available electronically through our website. Each holder will be deemed to have consented to provide relevant information, and if the shares are held through a broker or other nominee, to allow such broker or other nominee to provide such information as is reasonably requested by us for purposes of complying with our tax reporting obligations.

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

Public Shareholders
CGI [1]
85.4%
CGI Magyar Holdings LLC
Compass Diversified Holdings "Trust"
14.6%
Sostratus LLC [2] "Sostratus"
Trust Interests
Allocation Interests [4]
Compass Group Diversified Holdings LLC "Company"
Compass Group Management LLC [3] "Manager"
Controlling Equity Interests
Management Services Agreement
CamelBak
Ergobaby
Liberty
ACI
AFM
Arnold
Clean Earth
Sterno CandleLamp
Tridien

1)
CGI and its affiliates beneficially own approximately 14.6% of the Trust shares and is our single largest holder. Mr. Offenberg, our Chief Executive Officer, is not a director, officer or member of CGI or any of its affiliates.

2)
58.8% beneficially owned by certain persons who are employees and partners of our Manager. Mr. Day, the Chairman of our Board of Directors, CGI and the former founding partner of the Manager, are non-managing members.

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
We have entered into a management services agreement, (the “Management Services Agreement” or “MSA”) pursuant to which our Manager manages the day-to-day operations and affairs of the Company and oversees the management and operations of our businesses. We pay our Manager a quarterly management fee for the services it performs on our behalf. In addition, certain persons who are employees and partners of our Manager receive a profit allocation with respect to its Allocation Interests in us. All of the Allocation Interests in us are owned by Sostratus LLC. See Part III, Item 13 “Certain Relationships and Related Transactions” for further descriptions of the management fees and profit allocations.
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
Since our inception in May 2006, we have recorded gains on sales of our businesses of approximately $198 million (excluding the gains on the sale of our shares in FOX). We sold Crosman Acquisition Company (“Crosman”) in January 2007, Aeroglide Company (“Aeroglide”) and Silvue Technologies Group, Inc. (“Silvue”) in June 2008, Staffmark Holdings Inc. (“Staffmark”) in 2011 and HALO Branded Solutions (“HALO”) in 2012. We sold Crosman, our majority owned recreational products company for approximately $143 million and our net proceeds and gain on sale were approximately $110 million and $36 million, respectively. We sold Aeroglide, our majority owned designer and manufacturer of industrial drying and cooling equipment for approximately $95 million and our net proceeds and gain on sale were approximately $78 million and $34 million, respectively. We sold Silvue, our majority owned developer and producer of proprietary, high performance liquid coating systems for approximately $95 million and our net proceeds and gain on sale were approximately $64 million and $39 million, respectively. We sold Staffmark, our majority-owned provider of temporary staffing solutions subsidiary for approximately $295 million and our net proceeds and gain on sale were approximately $217 million and $89 million, respectively. We sold HALO, our majority owned fulfillment provider of promotional items for $76.5 million and our net proceeds upon sale were approximately $66.0 million and our loss on sale was approximately $0.5 million.

In August 2013, FOX completed an initial public offering of its common stock at an initial offering price of $15.00 per share. FOX sold 2,857,143 shares and certain of its shareholders sold 7,000,000 shares (including 5,800,238 shares held by us). FOX trades on the NASDAQ stock market under the ticker “FOXF”. We received approximately $80.9 million in net proceeds from the sale of our FOX shares in the initial public offering, and our ownership interest in FOX was reduced to approximately 53.9%. No gain was reflected as a result of the sale of our FOX shares in the initial public offering because our majority classification of FOX did not change. FOX used a portion of their net proceeds received from the sale of their shares as well as proceeds from the FOX credit facility to repay $61.5 million in outstanding indebtedness to us under their existing credit facility with us. On July 10, 2014, FOX filed a registration statement on Form S-1 with the Securities and Exchange Commission (the "SEC") for the FOX Secondary Offering. Certain FOX shareholders, including us, sold shares of FOX common stock through the FOX Secondary Offering at a price of $15.50 per share. As a selling shareholder, we sold a total of 4,466,569 shares of FOX common stock, for total net proceeds of approximately $65.5 million. Upon completion of the offering, our ownership in FOX was reduced from approximately 53% to 41%, or 15,108,718 shares of FOX’s common stock. As a result of the sale of the FOX shares by the Company in the FOX Secondary Offering, we no longer hold a controlling ownership interest in FOX. We recognized a gain of approximately $76.2 million related to the shares that were sold in the FOX Secondary Offering, and a gain of approximately $188.0 million related to the deconsolidation of our retained interest in FOX, for a total gain of approximately $264.3 million.

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
Finally, because we intend to fund acquisitions through the utilization of our 2014 Revolving Credit Facility, we expect to minimize the delays and closing conditions typically associated with transaction specific financing, as is typically the case in such acquisitions. We believe this advantage can be a powerful one, especially in a tight credit environment, and is highly unusual in the marketplace for acquisitions in which we operate.
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
Financing
We have a credit facility with a group of lenders led by Bank of America N.A. that we entered into on June 6, 2014. The 2014 Credit Facility provides for (i) revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $400 million, and (ii) a $325 million term loan. The 2014 Term Loan was issued at an original issuance discount of 99.5% of par value. The 2014 Term Loan requires quarterly payments of $812,500 commencing September 30, 2014 with a final payment of all remaining principal and interest due on June 6, 2021, which is the 2014 Term Loan maturity date. At December 31, 2014, we had $323.4 million outstanding on the 2014 Term Loan. All amounts outstanding under the 2014 Revolving Credit Facility will become due on June 6, 2019, which is the maturity date of loans advanced under the 2014 Revolving Credit Facility and the termination date of the revolving loan commitment. The 2014 Credit Facility also permits us, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain additional term loans in an aggregate amount of up to $200 million subject to certain restrictions and conditions.

The 2014 Credit Facility provides for letters of credit under the 2014 Revolving Credit Facility in an aggregate face amount not to exceed $100 million outstanding at any time, as well as swing line loans of up to $25 million outstanding at one time. At no time may the (i) aggregate principal amount of all amounts outstanding under the Revolving Credit Facility, plus (ii) the aggregate amount of all outstanding letters of credit and swing line loans, exceed the borrowing availability under the 2014 Credit Facility. At December 31, 2014, we had outstanding letters of credit totaling approximately $4.5 million. The borrowing availability under the 2014 Revolving Credit Facility at December 31, 2014 was approximately $225.7 million.
The Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries. (See Note J to the consolidated financial statements for more detail regarding our 2014 Credit Facility).
We intend to finance future acquisitions through our 2014 Revolving Credit Facility, cash on hand and, if necessary, additional equity and debt financings. We believe, and it has been our experience, that having the ability to finance our acquisitions with the capital resources raised by us, rather than negotiating separate third party financing specifically related to the acquisition of individual businesses, provides us with an advantage in acquiring attractive businesses by minimizing delay and closing conditions that are often related to acquisition-specific financings. In this respect, we believe that in the future, we may need to pursue additional debt or equity financings, or offer equity in Holdings or target businesses to the sellers of such target businesses, in order to fund multiple future acquisitions.
Our Businesses
We categorize the businesses we own into two separate groups of businesses (i) branded consumer businesses and, (ii) niche industrial businesses. Branded products businesses are characterized as those businesses that we believe capitalize on a valuable brand name in their respective market sector. We believe that our branded products businesses are leaders in their particular product category. Niche industrial businesses are characterized as those businesses that focus on manufacturing and selling particular products and industrial services within a specific market sector. We believe that our niche industrial businesses are leaders in their specific market sector.
During the three years ended December 31, 2014, 2013 and 2012, 48%, 61.5%, and 62.1% of net sales are attributable to our branded consumer businesses with the remaining net sales attributable to our niche industrial businesses. The 2014 percentage includes the net sales attributable for FOX prior to July 10, 2014, when FOX became an equity method investment.
Branded Consumer Businesses
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
For the fiscal years ended December 31, 2014, 2013, and 2012, CamelBak contributed net sales of approximately $148.7 million, $139.9 million, and $157.6 million, respectively, and operating income of $17.9 million, $17.9 million and $25.5 million in 2014, 2013 and 2012, respectively. CamelBak had total assets of $235.9 million and $241.0 million at December 31, 2014 and 2013, respectively. Net sales from CamelBak represented 15.1%, 14.2%, and 17.8% of our consolidated net sales in the years ended December 31, 2014, 2013 and 2012, respectively.
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
In 2006, CamelBak expanded its recreational business into the fast growing bottle category. CamelBak’s initial launch of the innovative Better Bottle™ was followed by numerous successful bottle product introductions for everyday users, road cyclists, kids and recreational enthusiasts, including eddy™ and the podium collection. CamelBak was first to market with an entirely BPA-free plastic bottle product line.
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
Products and Services
CamelBak focuses on offering high quality, industry leading hydration and performance equipment. CamelBak’s products fall into four key categories:

Hydration Packs—CamelBak’s heritage and legacy is in hydration packs and CamelBak maintains the broadest and deepest line of packs in the industry. CamelBak’s core hydration product consists primarily of an easily cleaned and filled polyurethane reservoir, a connecting tube and a self-sealing mouthpiece, or “bite-valve,” which facilitates simple and intuitive drinking. The CamelBak hydration system allows users to conveniently carry one to three liters of water, which can be easily accessed without interruption of the user’s task or activity. The system is most often sold as an integrated backpack or waist-pack, which is uniquely designed for a specific use, such as biking, running or military applications. Hydration packs represented 37%, 44%, and 50% of CamelBak’s gross sales in the twelve months ended December 31, 2014, 2013 and 2012, respectively.
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
Bottles represented approximately 50%, 42%, and 34% of CamelBak’s gross sales for the twelve months ended December 31, 2014, 2013 and 2012, respectively.

Gloves—The evolution of CamelBak gloves parallels that of the pack business in the Government / Military channel. Initially created for pit crews in the auto racing market, members of elite squads who became aware of the product were impressed with its dexterity and durability. Following this unofficial endorsement, members of the U.S. Armed Forces began requesting CamelBak gloves. The gloves are highly-technical and difficult to produce, with some styles requiring 44 individual pieces for the assembly of the final product. Today, CamelBak gloves are exclusively a Government / Military product, as their technical characteristics exceed that which a non-military user would desire. Gloves represented approximately 3%, 3%, and 6% of CamelBak’s gross sales for the twelve months ended December 31, 2014, 2013 and 2012, respectively. The reduction in Glove sales over the past three years is consistent with the reduction of deployed U.S. troops.
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

In addition to recreational accessories, CamelBak offers a specialized line associated with its military products. These accessories help enhance the performance of military products by adding resistance to chemical and biological agents or allowing connection to standard issue gas masks. For example, the HydroLink allows warfighters to replace their bite valve with a connector, allowing them to hydrate while wearing their gas mask. Accessories accounted for approximately 9%, 11%, and 10% of CamelBak’s gross sales for the twelve months ended December 31, 2014, 2013 and 2012, respectively.
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
CamelBak launched its own direct to consumer E-Commerce site during the fourth quarter of 2012. The site offers the vast majority of CamelBak's product line.
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
CamelBak’s research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance testing center equipped to ensure product safety, durability and superior performance. The testing center collects data and tests products prior to and after commercial introduction. Research and development costs totaled $3.1 million, $3.2 million, and $3.0 million during the years 2014, 2013 and 2012, respectively.
Customers and Distribution channels
CamelBak offers a unique value proposition for its customers. As an innovative subculture sports brand, CamelBak has the authenticity and credibility to defend market share, command premium prices and leverage into new categories. The brand strength allows retailers to hold prices and thus protect margins. Further, CamelBak’s “Got Your Bak” lifetime warranty speaks to the level of quality and customer service offered. CamelBak’s products, which are sold domestically and internationally, are segmented into two major end markets: Recreational and Government/Military. CamelBak’s powerful product distribution network is comprised of long-standing, entrenched relationships with a diversified set of customers. CamelBak’s top ten non-military customers comprised approximately 42%, 38% and 30% of gross sales in the year ended December 31, 2014, 2013 and 2012, respectively CamelBak’s largest recreational customer accounted for approximately 12% of gross sales in 2014, 12% of gross sales in 2013 and approximately 8% of gross sales in 2012. Military customers comprised approximately 21%, 29% and 38% of gross sales in the year ended December 31, 2014, 2013 and 2012. International sales were approximately 25% of gross sales in 2014, 22% of gross sales for the year ended December 31, 2013 and 19% for the same period in 2012.

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
The division manages approximately 2,500 retail customers with over 10,000 retail storefronts. Current distribution channels range from specialty bicycle, outdoor, paddle sports, hunting stores and catalogs to large outdoor and sporting goods chains that reach the broader market. Importantly, CamelBak has selectively expanded and diversified its distribution channels over time. Today, notable customers include REI, Dick’s Sporting Goods, EMS, Target, Whole Foods Market, Academy and The Sports Authority.
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
Key international markets include the United Kingdom, Germany, France, Australia, Japan, Canada, and Norway. As is the case in the United States, the CamelBak brand is widely recognized and respected by enthusiasts and maintains a dominant market share.
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
CamelBak had firm sales backorders totaling $20.5 million and $21.6 million at December 31, 2014 and 2013, respectively.
Competition
CamelBak pioneered the hydration category with the introduction of the hydration pack more than 25 years ago. CamelBak’s brand admiration and customer loyalty, which are driven by its innovative products, have allowed it to continuously defend its market position in packs. These traits have also allowed CamelBak to successfully enter the bottle category where it holds a leading market position.

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
Intellectual Property
Hydration priorities include easy cleaning and filling, freshness and taste, durability, temperature, water purity, leak-proof products and sustainability, all of which improve a customer’s overall hydration experience or enable the customer to perform at high levels. As a reflection of this focus, CamelBak holds 81 active patents and 15 pending patent applications.
Regulatory Environment
Management is not aware of any existing, pending or contingent liabilities that could have a material adverse effect on CamelBak’s business. CamelBak is proactive regarding regulatory issues and is in compliance with all relevant regulations. Management is not aware of any potential environmental issues.

Employees
As of December 31, 2014, CamelBak employed approximately 275 persons. None of CamelBak’s employees are subject to collective bargaining agreements. CamelBak believes its relationship with its employees is good.
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
For the fiscal years ended December 31, 2014, 2013 and 2012, Ergobaby had net sales of approximately $82.3 million, $67.3 million and $64.0 million, respectively. Ergobaby had operating income totaling $18.1 million, $12.6 million and $10.9 million in the years ended December 31, 2014, 2013 and 2012, respectively. Ergobaby had total assets of $115.3 million at December 31, 2014 and 2013. Ergobaby’s net sales represented 8.4%, 6.8%, and 7.2% of our consolidated net sales for the year ended December 31, 2014, 2013 and 2012, respectively.
History of Ergobaby
Ergobaby was founded in 2003 by Karin Frost, who designed baby carriers following the birth of her son. The baby carrier product line has since expanded into four key categories: the Original, Organic, Performance, and 360 4-position carriers, with multiple style variations. In its second year of operations, Ergobaby sold 10,500 baby carriers and by 2014 sold over 1,103,000 in the year. In order to support the rapid growth, in 2007, Ergobaby made a strategic decision to establish an operating subsidiary (“EBEU”) in Hamburg, Germany. We purchased a majority interest in Ergobaby on September 16, 2010.
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
Both the Ergobaby and Orbit Baby brands are well regarded in the infant and juvenile industry. Ergobaby was named to the “20 Best Products in the Last 20 Years” by Parenting Magazine (2007), and continues to be recognized for its quality evident by recently being named babycenters’ 2014 “Moms’ Pick” for Best Baby Carrier and receiving the Juvenile Products Manufacturers Association ("JPMA") 2014 Innovation Award for the 360 4-Position Carrier. The Orbit Baby Infant System has received vast honors, including Baby Gizmo’s Editor’s Choice 2012, babble.com favorite Car Seats 2012, and She Knows Parenting Stroller Award 2011.
Industry
Ergobaby competes in the large and expanding infant and juvenile products industry. The industry exhibits little seasonality and is somewhat insulated from overall economic trends, as parents view spending on children as largely non-discretionary in nature. Consequently, parents spend consistently on their children, particularly on durable items, such as car seats, strollers, baby carriers, and related items that are viewed as necessities. Further, an emotional component is often a factor in parents’ purchasing decisions, as parents desire to purchase the best and safest products for their children. As a result, according to the USDA’s most recent report on Expenditures on Children by Families 2013 (released in August 2014), parents on average, spend between $9,130 and $25,700 on their child on an annual basis for related housing, food, transportation, clothes, healthcare, daycare and other items, depending on age of the child & annual income. The amount spent by parents in the highest income group (before tax income greater than $106,540) was more than twice the amounts spent by parents in the lowest income group (before tax income of less than $61,530).

On average, households spent between 14 - 25% of their before-tax income on a child. Similar patterns are seen in other counties around the world.
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
Wearable Carriers and Baby Wearing Trends
Within the broader market for infant and juvenile products, Ergobaby operates specifically within the market for child mobility and transport products. According to JPMA, reported child mobility and transport manufacturer dollar sales, which includes sales of carriers, strollers, travel systems, and related products, totaled approximately $1.2 billion in the U.S. in 2013. Penetration of baby carriers currently trails that of strollers, car seats, and other infant and juvenile products. JPMA manufacturer sales growth from 2012 to 2013 suggests that the soft carrier segment is growing more rapidly than other infant and juvenile product categories, with 22% sales dollar growth. Comparatively, stroller shipments and convertible car seat shipments increased 16% and 5%, respectively, over the same period
Management believes that continued growth within the market for wearable baby carriers is driven by several trends, including (i) lower relative penetration of baby carriers versus other infant and juvenile products; (ii) favorable demographics; (iii) increasing focus on the popularity of baby wearing; and (iv) convenience and mobility of wearable products.
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
Within the Baby Carrier product line, Ergobaby sells four key categories or collections: the Original, Organic, Performance, and 360 4-position carriers and; within each line, Ergobaby offers multiple styles and color variations. Baby Carrier sales were approximately $63.1 million, $53.8 million and $44.6 million in the years ended December 31, 2014, 2013 and 2012, respectively, and represented approximately 76.6% of total sales in 2014, 79.9% of total sales in 2013, and 70% of total sales in 2012.
Within the accessories category, the Infant Insert is the largest sales component of the accessory category, representing more than half of total accessory sales for 2014, 2013, and 2012. Accessory sales were $8.7 million, $7.2 million, and $6.0 million in 2014, 2013 and 2012, respectively and represented approximately 11% in 2014 and 2013, and 13% of total sales in 2012.
Ergobaby’s core Baby Carrier product offerings with average retail prices are summarized below:

•	4 styles of baby carriers – $115 – $195

•	3 styles of Infant Inserts – $25 – $38

Orbit Baby Infant Systems
The Orbit Baby Infant System has three main product groups: stroller travel systems, product extensions and accessories.
The Orbit Baby Stroller Travel System is a three-piece kit that includes an infant car seat, car seat base, and stroller. Unlike traditional infant travel systems, the Orbit Stroller Travel System’s unique docking technology, or “SmartHub TM", allows for easy interchange of four different seats, including the Infant Car Seat, Stroller Seat, Bassinet, and Toddler Car Seat.
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
Orbit Baby’s core product offerings, extensions and accessories and suggested retail prices are below:

•	Stroller Travel System (includes Infant Car Seat, Car Seat Base, Stroller) – $980

•	Stroller – $660 - $1,150

•	Car Seats and Car Seat Base – $380 – $440

•	Bassinet Cradle – $295

•	Accessories – $25 - $195
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
Orbit Baby Innovation – With 19 patents and 2 patents pending, Orbit Baby offers a complete child travel system, from stroller to car seat and beyond. A favorite with moms and dads alike, the integrated Orbit Baby system is designed to take your children everywhere with unprecedented ease and style. With an emphasis on advanced safety and engineering, Orbit Baby is continually recognized for its innovation, ergonomic design and environmentally friendly focus. Orbit Baby applies hands-on experience and extensive research to create products that are elegantly simple, intuitive to use, and unsurpassed in real-world safety.
Business Strategies

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
Sales & Marketing
Within the U.S., Ergobaby directly employ sales professionals and utilizes independent sales representatives assigned to differing U.S. territories managed by in-house sales professionals. Independent salespeople in the U.S. are paid on a commission basis based on customer type and sales territory. In Europe, Ergobaby directly employs its salespeople and salespeople are paid a base salary and a commission on their sales, which is standard in that territory.
Ergobaby has implemented a multi-faceted marketing plan which includes (i) targeted print advertising; (ii) online marketing efforts, including online advertisement, search engine optimization and social networking efforts; (iii) increasing tradeshow attendance; and (iv) increasing promotional activities.
Ergobaby had approximately $15.6 million and $13.2 million in firm backlog orders at December 31, 2014 and 2013, respectively.
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
The primary global competitors in this segment are Baby Bjorn, Chicco, Britax and Manduca, which also market products in the premium price range. Especially in the US, Ergobaby also competes with several smaller companies that have developed wearable carriers, such as Beco, Boba, Tula and L’il Baby. Within the soft-structured baby carrier segment, Ergobaby benefits from strong distribution, good word of mouth, and the functionality of the design.
The Orbit Baby Infant System principally competes with other premium stroller systems including Stokke, Bugaboo, UppaBaby and Britax.
Suppliers
During 2014, Ergobaby sourced its carrier and carrier accessory products from Vietnam and India and manufactures its stroller systems and accessory products in China.  In 2012, Ergobaby began sourcing carriers and accessories from a manufacturing facility in Vietnam.  Vietnam accounted for approximately 57% of Ergobaby’s purchases in 2014. Ergobaby partnered with a manufacturer located in India in 2009, which manufactures Ergobaby’s carriers and accessories, and represented approximately 20% of Ergobaby’s purchases in 2014. The Orbit Baby stroller systems and accessories manufactured in China and purchases from its primary China based manufacturing facility accounted for approximately 22% of Erbobaby purchases. Ergobaby’s manufacturers in China, Vietnam and India have the additional capacity to accommodate Ergobaby’s projected growth.
Intellectual Property
Ergobaby maintains a utility patent on its standard carrier, which was filed in 2003 and issued January 29, 2009. Ergobaby also has 19 patents and 2 patents pending for its Orbit Baby technology including Smart Hub. Ergobaby also depends on brand name recognition and premium product offering to differentiate itself from competition.
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
Employees
As of December 31, 2014 Ergobaby employed 97 persons in 5 locations. None of Ergobaby’s employees are subject to collective bargaining agreements. We believe that Ergobaby’s relationship with its employees is good.
Liberty Safe
Overview
Liberty Safe, headquartered in Payson, Utah and founded in 1988, is the premier designer, manufacturer and marketer of home, gun and office safes in North America. From its over 314,000 square foot manufacturing facility, Liberty Safe produces a wide range of home, office and gun safe models in a broad assortment of sizes, features and styles ranging from an entry level product to good, better and best products. Products are marketed under the Liberty Safe brand, as well as a portfolio of licensed and private label brands, including Remington, Cabela’s and John Deere. Liberty Safe’s products are the market share leader and are sold through an independent dealer network (“Dealer sales”) in addition to various sporting goods and home improvement retail outlets (“Non-Dealer sales” or “National sales”). Liberty Safe has the largest independent dealer network in the industry.
Historically, approximately 60% of Liberty Safe’s sales are Non-Dealer sales and 40% are Dealer sales.
For the fiscal years ended December 31, 2014, 2013 and 2012, Liberty Safe had net sales of approximately $90.1 million, $126.5 million and $91.6 million, respectively, and operating loss of $2.7 million for the year ended December 31, 2014, and operating income of $12.5 million and $6.0 million in the years ended December 31, 2013 and 2012 respectively. Liberty Safe had total assets of $78.2 million and $94.8 million at December 31, 2014 and 2013, respectively. Net sales from Liberty Safe represented 9.2%, 12.8% and 10.4% of our consolidated net sales for the year ended December 31, 2014, 2013 and 2012, respectively.
History of Liberty Safe
The Liberty Safe brand and its leading market share has been built over a 26 year history of superior product quality, engineering and design innovation, and leading customer service and sales support. Liberty Safe has a long history of continuous improvement and innovative approaches to sales and marketing, product development and manufacturing processes. Significant investments over the last five years have solidified Liberty Safe’s reputation for providing substantial value to retailers and enhanced its long-standing position as the leading producer of premium home, office and gun safes.
Liberty Safe commenced operations in 1988 and throughout 1991 and 1992, increased its distribution capabilities, establishing a regional sales force model to better serve the Dealer channel. This expanded sales coverage gave Liberty Safe the needed organizational structure to provide ready support and products nationwide, helping to establish its reputation for service to its customers. On the strength of its growing reputation and national sales presence, Liberty Safe achieved the status of the #1 selling safe company in America in 1994, according to Sargent and Greenleaf data, the major lock supplier to the industry, a position that it has maintained to this day. In 2001, Liberty Safe opened its current 314,000 square foot state-of-the-art facility in Payson, UT and consolidated all of its manufacturing and distribution operations to a centralized location. As the only facility in the industry utilizing significant automation and a streamlined roll-form manufacturing process, it represented a significant step forward when compared to the production capabilities of its competitors. Incremental investments following the consolidation have solidified Liberty Safe’s position as the pre-eminent low-cost and most efficient domestic manufacturer.
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
During 2011 Liberty Safe constructed a new production line that has allowed Liberty to build entry level safe products in-house. This production line produces home and gun safe models that were previously completely sourced through foreign manufacturers. The production line began operations in February 2012 and Liberty is currently manufacturing five different sizes of safes on this line which translates into several new SKUs. Liberty invested over $9.0 million to build the line. This investment in production capacity now makes Liberty Safe the largest manufacturer of home, office and gun safes in the world. This added investment in capacity in the U.S. will allow Liberty Safe to provide shorter lead times and more competitive pricing to its North American customer base. This will allow Liberty Safe to capture additional market share, growing its revenue base and adding more margin dollars to the bottom line.
We purchased a majority interest in Liberty Safe on March 31, 2010.
Industry
Liberty Safe competes in the broadly defined North American safe industry which includes fire and document safes, media and data safes, depository safes, gun safes and cabinets, home safes and hotel safes. According to Global Industry Analysts, (“GIA”) March 2008 report, the global safe industry was estimated to be approximately $2.9 billion of wholesale sales in 2008, and grew consistently at an estimated CAGR of 4.3% from 2000 to 2009. Consistent growth has been one of the defining characteristics of this industry, and GIA anticipates it will continue at a rate of 4.4% from 2009 through 2015. The safe industry experienced a boom and bust cycle in 2013 and 2014 as a result of the threat of increased legislation regulating gun ownership prompting significant demand in 2013. The significant increase in demand experienced in 2013 subsided in 2014 as retail chains over bought inventory in late 2013, resulting in depressed sales throughout 2014 for gun safe manufacturers.
Products & Services
Liberty Safe offers home, office and gun safes with retail prices ranging from $400 to $8,000.
Liberty Safe produces 39 home and gun safe models with the most varied assortment of sizes, feature upgrades, accessories and styling options in the industry. Liberty Safe’s premium home and gun safe product line covers sizes from 12 cu. ft. to 50 cu. ft. with smaller sizes available for its personal home safe. Liberty also imports over 40 home and gun safe models primarily for sales to Non-Dealer accounts. Liberty Safe markets its products under Company-owned brands and a portfolio of licensed and private label brands, including Remington, Cabela’s, John Deere and others. Liberty Safe also sells commercial safes, vault doors, handgun vaults, and a number of accessories and options. The overwhelming majority of revenue is derived from the sales of safes.
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
State-of-the-Art and Scalable Operations—Over the past five years, management has constructed a highly scalable operational platform and infrastructure that has positioned Liberty Safe for substantial sales growth and enhanced profitability in the coming years. Liberty Safe transitioned itself from a manufacturing oriented operating culture to a demand-based, sales-oriented organization. It’s strategic transition required the implementation of a demand-based sales and operating platform, which included (i) new equipment to drive automation and capacity improvements; (ii) re-engineered product lines and production processes to drive efficiency through greater standardization in production; and (iii) new employee incentives tied to labor efficiency, which has improved worker performance as well as employee attitude. These initiatives are enhanced by an experienced senior executive team, a balanced sourcing and in-house manufacturing production strategy, advanced distribution capabilities and sophisticated IT systems. Liberty has combined its demand-based sales and operating initiatives with upgraded production equipment to drive multiple operational improvements. Since 2007, Liberty has reduced its lead times from 4 – 6 weeks to approximately fourteen days. These shorter production cycles coupled with better demand forecasting have significantly reduced working capital needs for the business by reducing domestic inventory from approximately 7,000 units to 3,000 units since 2007. During a period of 2013 lead times actually increased due to a significant spike in demand for safes from its customers. That demand spike subsided towards the end of fiscal 2013 where again, shorter lead times were experienced. Improved automation and workflow organization have decreased labor hours over 20% per safe from 8.3 in 2005 to 6.3 in 2012 for rolled steel safes. These recent initiatives combined with Liberty’s cumulative historical investments in operational capabilities have created a lasting competitive advantage over its smaller competitors, who utilize labor-intensive operations and lack the company’s lean manufacturing culture.
Historically, Liberty Safe maintained an optimal mix of in-house and Asian-sourced manufacturing in order to improve its ability to meet customer inventory needs. Beginning in 2012, Liberty Safe began manufacturing entry level safes that were previously completely sourced from an Asian manufacturer, on its new production line. In 2013, the market enjoyed unprecedented heightened demand related to gun sales resulting from threats of additional gun legislation. This caused Liberty Safe to reinstitute its import channel of safes. In 2014, approximately 84% of safes were made in the United States while the balance came from imported product. This was necessary as demand exceeded Liberty’s manufacturing capacity in 2013. As a result of the boom and bust cycle experienced by Liberty, and the return to more normalized levels of demand, Liberty canceled its import channel of safes during the second half of 2014.
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
Trusted Supplier to National Retailer and Dealer Accounts—Liberty Safe’s comprehensive, high-quality product offering and sophisticated sales and marketing programs have made it a critical supplier to a diverse group of national accounts and dealers. Initially a key supplier primarily to the dealer channel, it has expanded its business with national accounts, such as Gander Mountain, Cabela’s and John Deere. Liberty Safe provides a superior value proposition as a supplier for its national retailers and dealers via its well-recognized brands, lifetime product warranty, tailored merchandising, category management solutions and superior supply chain execution. Further, Liberty Safe’s products generate more profitable floor-space, with both high absolute gross profit and retail margins over 30%. High retail profitability plus increased inventory turns has entrenched Liberty Safe as a key partner in customers’ success in the safe category. As a core element of building its relationships, Liberty Safe has invested significantly in making its retailers better salespeople through a proprietary suite of training tools, including in-store training, new product demonstrations, online education programs and sales strategy literature.
Business Strategies
Liberty Safe has experienced strong historical growth while executing on multiple new sales and operational initiatives, positioning it to continue to increase its scale and improve profitability. Liberty’s growth strategy is rooted in the sales and marketing and operational initiatives that have spurred its expansion into new accounts and increased penetration of existing accounts. Liberty has significant opportunity in its existing channels to continue to build upon its already strong market share. In addition to growth within its current channels, Liberty’s core competencies can be successfully applied to ventures in the broader security equipment market. Liberty has explored certain of these opportunities, but due to the prioritization of operational initiatives and expansion opportunities within existing channels, they have not been aggressively pursued. Potential near-to-medium term areas for expansion of Liberty’s platform include:

•	Expand Liberty’s product line into the broader home and office safe market through current customers or new distribution strategies;

•	Further develop international distribution by entering new countries and expanding current limited presence in Canada, Mexico and Europe;

•	Enter the residential security market through a strategic partnership with a provider of residential security service solutions to provide a more complete physical and electronic security solution;

•	Acquire businesses within the premium home and gun safe industry and/or leverage Liberty’s platform into new products or channels; and

•	Offer additional accessory products to existing distribution networks
Research and Development
Liberty Safe is the engineering and design leader in its sector, due to a history of first-to-market features and standard-setting design improvements. Liberty’s proactive solicitation of feedback and constant interaction with consumers and retail customers across diverse channels and geographies enables Liberty Safe to stay at the forefront of customer demands. Liberty’s approach to product development increases the likelihood of market acceptance by creating products that are more relevant to consumers’ demands. Research and development costs were $1.0 million in 2014, $0.7 million in 2013 and $0.8 million in 2012.
The below charts represents some of the recent innovations in product design (and functionality) that have come about from Liberty’s dedication to R&D:

Product	Function/Benefit
Cool Pocket ™	Keeps documents 50% cooler than rest of safe
Integrated lighting system	Automatic on/off interior lights
Palusol Heat activated door	Seal expands seven times its size in fire
Liberty Tough Doors	Enhanced protection against side bolt prying
Marble gloss powder coat paint	Provides smooth glass finish
4 in 1 Flex storage system	Adjustable shelving configurations
Door panels	Pocket variety to store handguns and other items
Magnetic magazine mount	Ammunition storage that adhere to any surface
Bright view wand light kit	Provides better lighting solution.
Bow hanger	Allows bow to hang in safe
Safe Alert sensor	Moniters and alerts owners of temperatures inside the safe
In addition to product enhancements, new products, such as the Fatboy® Series and the plate-door National Security Classic, have been launched from Liberty’s commitment to R&D.
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
Customers
Liberty Safe has fostered long-term relationships with leading national retailers (National or Non-Dealer) as well as numerous Dealers, enabling Liberty Safe to achieve considerable brand awareness and channel exposure. Traditionally, the Dealer channel has accounted for the majority of the Liberty Safe’s sales, but through significant investment in its national accounts sales and marketing efforts, Liberty Safe has also become the leading supplier to National accounts. Expansion into National accounts is part of Liberty Safe’s strategy to reach a broader customer base and more varied demographics. National account customers include sporting goods retailers, farm & fleet retailers, home improvement retailers and club retailers. As of December 31, 2014, 2013 and 2012, Liberty Safe had 14, 15 and 16 Non-Dealer account customers, respectively, that are estimated to have accounted for approximately 56%, 59% and 57% of net sales, respectively.

Dealer customers include local hunting and fishing stores, hardware stores and numerous other local, independent store models. As of December 31, 2014, 2013 and 2012, there were 321, 306 and 343 Dealers that accounted for 44%, 41% and 43% of net sales, respectively.
Liberty Safe’s largest customer accounted for approximately16.7%, 18.0% and 15.0% of net sales in 2014, 2013 and 2012, respectively.
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
Competition
Liberty Safe is the premier brand in the premium home and gun safe industry, with an estimated 34% market share in the category. Liberty is in a class by itself when it comes to manufacturing technology and efficiency and supply chain capabilities. Competitors are generally more heavily focused on either smaller, sourced safes or large, domestically produced safes. Competitive domestic manufacturers run “blacksmith” type factories that are small, inefficient and require a tremendous amount of manual labor that produces inconsistent product. In addition, many of Liberty’s competitors are directly tied to a third-party brand, such as Browning, Winchester or RedHead / Bass Pro.
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
Suppliers
Liberty’s primary raw materials are steel, sheetrock, wood, locks, handles and fabric, for which it receives multiple shipments per week. Materials, on average, account for approximately 60% of the total cost of a safe, with steel accounting for approximately 40% of material costs. Liberty purchases its materials from a combination of domestic and foreign suppliers. Historically, Liberty Safe has been able to pass on raw material price increases to its customers.
Liberty purchased 28.5 million pounds of steel in 2014 primarily from domestic suppliers, using contracts that lock in prices two to three fiscal quarters in advance. Liberty Safe purchases coiled and flat steel in gauges from four to fourteen. Liberty Safe specifies rigorous requirements related to surface and edge finish and grain direction. All steel products are checked to ASTM specification and dimensional tolerances before entering the production process.
Liberty Safe had approximately $9.5 million and $9.1 million in firm backlog orders at December 31, 2014 and 2013, respectively.
Intellectual Property
Liberty Safe relies upon a combination of patents and trademarks in order to secure and protect its intellectual property rights. Liberty Safe currently owns 32 trademarks and 4 patents on proprietary technologies for safe products.
Regulatory Environment
Liberty Safes’ management believes that Liberty Safe is in compliance with applicable environmental and occupational health and safety laws and regulations. Liberty Safe has recently moved to a powder paint application in order to reduce hazardous VOC emissions.
Employees
As of December 31, 2014, Liberty Safe had 315 full-time employees and 92 temporary employees. Liberty’s labor force is non-union. Management believes that Liberty Safe has an excellent relationship with its employees.
Niche Industrial Businesses
Advanced Circuits
Overview
Advanced Circuits, headquartered in Aurora, Colorado, is a provider of small-run, quick-turn and production rigid PCBs, throughout the United States. Advanced Circuits also provides its customers with assembly services in order to meet its customers’ complete PCB needs. The small-run and quick-turn portions of the PCB industry are characterized by customers requiring high levels of responsiveness, technical support and timely delivery. Due to the critical roles that PCBs play in the research and development process of electronics, customers often place more emphasis on the turnaround time and quality of a customized PCB than on the price. Advanced Circuits meets this market need by manufacturing and delivering custom PCBs in as little as 24 hours, providing customers with over 98% error-free production and real-time customer service and product tracking 24 hours per day. In each of the years 2014, 2013 and 2012, over 60% of Advanced Circuits’ sales were derived from highly profitable small-run and quick-turn production PCBs. Advanced Circuits’ success is demonstrated by its broad base of over 11,000 customers with which it does business throughout the year.
For the full fiscal years ended December 31, 2014, 2013 and 2012, Advanced Circuits had net sales of approximately $85.9 million, $87.4 million and $84.1 million, respectively, and operating income of $22.5 million, $22.9 million and $24.0 million, respectively. Advanced Circuits had total assets of $82.1 million and $84.7 million at December 31, 2014 and 2013, respectively. Net sales from Advanced Circuits represented 8.7%, 8.9% and 9.5% of our consolidated net sales for the years 2014, 2013 and 2012, respectively.
History of Advanced Circuits
Advanced Circuits commenced operations in 1989 through the acquisition of a small Denver based PCB manufacturer, Seiko Circuits. During its first years of operations, Advanced Circuits focused exclusively on manufacturing high volume, production run PCBs with a small group of proportionately large customers. In 1992, after the loss of a significant customer, Advanced Circuits made a strategic shift to limit its dependence on any one customer. As a result, Advanced Circuits began focusing on developing a diverse customer base, and in particular, on meeting the demands of equipment manufacturers with low volume, high margin, customized small-run and quick-turn PCBs.
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

In March 2010, Advanced Circuits acquired Circuit Express, Inc. (“CEI”) for approximately $16.1 million. Based in Tempe, Arizona and founded in 1987, CEI focuses on quick-turn and small-run manufacturing of rigid PCBs primarily for aerospace and defense related industry customers. CEI also specializes in expedited delivery in as fast as 24 hours.
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
Production of PCBs in North America has declined since 2000 and was flat in fiscal 2014, with a less than 1% decrease as compared to 2013, according to the IPC 2014 Analysis. Orders for the fourth quarter of 2014 increased as compared to the fourth quarter in 2013, indicating that 2015 North American PCB production should have modest growth compared to 2014. The rapid decline in United States production was caused by (i) reduced demand for and spending on PCBs following the technology and telecom industry decline in early 2000; and (ii) increased competition for volume production of PCBs from Asian competitors benefiting from both lower labor costs and less restrictive waste and environmental regulations. While Asian manufacturers have made large market share gains in the PCB industry overall, small-run and quick-turn production, some of the more complex volume production and military production have remained strong in the United States.
Both globally and domestically, the PCB market can be separated into three categories based on required lead time and order volume:

•
Small-run PCBs — These PCBs are typically manufactured for customers in research and development departments of original equipment manufacturers, or OEMs, and academic institutions. Small-run PCBs are manufactured to the specifications of the customer, within certain manufacturing guidelines designed to increase speed and reduce production costs. Prototyping is a critical stage in the research and development of new products. These small-runs are used in the design and launch of new electronic equipment and are typically ordered in volumes of 1 to 50 PCBs. Because the small-run is used primarily in the research and development phase of a new electronic product, the life cycle is relatively short and requires accelerated delivery time frames of usually less than five days and very high, error-free quality. Order, production and delivery time, as well as responsiveness with respect to each, are key factors for customers as PCBs are indispensable to their research and development activities.

•
Quick-Turn Production PCBs — These PCBs are used for intermediate stages of testing for new products prior to full scale production. After a new product has successfully completed the small-run phase, customers undergo test marketing and other technical testing. This stage requires production of larger quantities of PCBs in a short period of time, generally 10 days or less, while it does not yet require high production volumes. This transition stage between low-volume small-run production and volume production is known as quick-turn production. Manufacturing specifications conform strictly to end product requirements and order quantities are typically in volumes of 10 to 500. Similar to small-run PCBs, response time remains crucial as the delivery of quick-turn PCBs can be a gating item in the development of electronic products. Orders for quick-turn production PCBs conform specifically to the customer’s exact end product requirements.

•
Volume Production PCBs — These PCBs, which we sometimes refer to as “long lead” and “sub-contract” are used in the full scale production of electronic equipment and specifications conform strictly to end product requirements. Volume Production PCBs are ordered in large quantities, usually over 100 units, and response time is less important, ranging between 15 days to 10 weeks or more.

These categories can be further distinguished based on board complexity, with each portion facing different competitive threats. Advanced Circuits competes largely in the small-run and quick-turn production portions of the North American market, which have not been significantly impacted by Asian based manufacturers due to the quick response time required for these products. Management believes the North American PCB market is estimated to be approximately $3.5 billion in 2015.

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

•
Shifting of High Volume Production to Asia — Asian based manufacturers of PCBs are capitalizing on their lower labor costs and are increasing their market share of volume production of PCBs used, for example, in high-volume consumer electronics applications, such as personal computers and cell phones. Asian based manufacturers have been generally unable to meet the lead time requirements for small-run or quick-turn PCB production or the volume production of the most complex PCBs. This “off shoring” of high-volume production orders has placed increased pricing pressure and margin compression on many small domestic manufacturers that are no longer operating at full capacity. Many of these small producers are choosing to cease operations, rather than operate at a loss, as their scale, plant design and customer relationships do not allow them to focus profitably on the small-run and quick-turn sectors of the market.

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
Advanced Circuits assists its customers throughout the life-cycle of their products, from product conception through volume production. Advanced Circuits works closely with customers throughout each phase of the PCB development process, beginning with the PCB design verification stage using its unique online FreeDFM.com tool, FreeDFM.com™, which was launched in 2002, enables customers to receive a free manufacturability assessment report within minutes, resolving design problems that would prohibit manufacturability before the order process is completed and manufacturing begins. The combination of Advanced Circuits’ user-friendly website and its design verification tool reduces the amount of human labor involved in the manufacture of each order as PCBs move from Advanced Circuits’ website directly to its computer numerical control, or CNC, machines for production, saving Advanced Circuits and customers cost and time. As a result of its ability to rapidly and reliably respond to the critical customer requirements, Advanced Circuits receives a premium for their small-run and quick-turn PCBs as compared to volume production PCBs.
Advanced Circuits manufactures all high margin small-runs and quick-turn orders internally but often utilizes external partners to manufacture production orders that do not fit within its capabilities or capacity constraints at a given time. As a result, Advanced Circuits constantly adjusts the portion of volume production PCBs produced internally to both maximize profitability and ensure that internal capacity is fully utilized.

The following table shows Advanced Circuits’ gross revenue by products and services for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Gross Sales by Products and Services(1)
Small-run Production	23.5%	24.3%	28.4%
Quick-Turn Production	31.3%	30.6%	31.9%
Volume Production (including assembly)	44.9%	44.7%	38.1%
Third Party	0.3%	0.4%	1.6%
Total	100.0%	100.0%	100.0%

(1)	As a percentage of gross sales, exclusive of sale discounts.
Competitive Strengths
Advanced Circuits has established itself as a leading provider of small-run and quick-turn PCBs in North America and focuses on satisfying customer demand for on-time delivery of high-quality PCBs. Advanced Circuits’ management believes the following factors differentiate it from many industry competitors:

•
Numerous Unique Orders Per Day — For the year ended December 31, 2014, Advanced Circuits received on average over 300 customer orders per day. Due to the large quantity of orders received, Advanced Circuits is able to combine multiple orders in a single panel design prior to production. Through this process, Advanced Circuits is able to reduce the number of costly, labor intensive equipment set-ups required to complete several manufacturing orders. As labor represents the single largest cost of production, management believes this capability gives Advanced Circuits a unique advantage over other industry participants. Advanced Circuits maintains proprietary software that maximizes the number of units placed on any one panel design. A single panel set-up typically accommodates 1 to 12 orders. Further, as a “critical mass” of like orders is required to maximize the efficiency of this process, management believes Advanced Circuits is uniquely positioned as an efficient manufacturer of small-run and quick-turn PCBs.

•
Diverse Customer Base — Advanced Circuits possesses a customer base with little industry or customer concentration exposure. During fiscal year ended December 31, 2014, Advanced Circuits did business with over 11,000 customers and added over 180 new customers per month. For each of the years ended December 31, 2014, 2013 and 2012, no customer represented over 2% of net sales.

•
Highly Responsive Culture and Organization — A key strength of Advanced Circuits is its ability to quickly respond to customer orders and complete the production process. In contrast to many competitors that require a day or more to offer price quotes on small-run or quick-turn production, Advanced Circuits offers its customers quotes within seconds and the ability to place or track orders any time of day. In addition, Advanced Circuits’ production facility operates three shifts per day and is able to ship a customer’s product within 24 hours of receiving its order.

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

Business Strategies
Advanced Circuits’ management is focused on strategies to increase market share and further improve operating efficiencies. The following is a discussion of these strategies:

Increase Portion of Revenue from Small-run and Quick-Turn Production — Advanced Circuits’ management believes it can grow revenues and cash flow by continuing to leverage its core small-run and quick-turn capabilities. Over its history, Advanced Circuits has developed a suite of capabilities that management believes allow it to offer a combination of price and customer service unequaled in the market. Though reductions in military spending have created headwinds recently, Advanced Circuits intends to leverage this factor, as well as its core skill set, to increase net sales derived from higher margin small-run and quick-turn production PCBs. In this respect, marketing and advertising efforts focus on attracting and acquiring customers that are likely to require these premium services. And while production composition may shift, growth in these products and services is not expected to come at the expense of declining sales in volume production PCBs, as Advanced Circuits intends to leverage its extensive network of third-party manufacturing partners to continue to meet customers’ demand for these services.

Acquire Customers from Local and Regional Competitors — Advanced Circuits’ management believes the majority of its competition for small-run and quick-turn PCB orders comes from smaller scale local and regional PCB manufacturers. As an early mover in the small-run and quick-turn sector of the PCB market, Advanced Circuits has been able to grow faster and achieve greater production efficiencies than many industry participants. Management believes Advanced Circuits can continue to use these advantages to gain market share. Further, Advanced Circuits continues to enter into small-run and quick-turn manufacturing relationships with several subscale local and regional PCB manufacturers. Management believes that while many of these manufacturers maintain strong, longstanding customer relationships, they are unable to produce PCBs with short turn-around times at competitive prices. As a result, Advanced Circuits sees an opportunity for growth by providing production support to these manufacturers or direct support to the customers of these manufacturers, whereby the manufacturers act more as a broker for the relationship.

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

Customers
Advanced Circuits’ focus on customer service and product quality has resulted in a broad base of customers in a variety of end markets, including industrial, consumer, telecommunications, aerospace/defense, biotechnology and electronics manufacturing. These customers range in size from large, blue-chip manufacturers to small, not-for-profit university engineering departments. The following table sets forth management’s estimate of Advanced Circuits’ approximate customer breakdown by industry sector for the fiscal years ended December 31, 2014, 2013 and 2012:

	Customer Distribution
Industry Sector	2014	2013	2012
Electrical Equipment and Components	22%	24%	28%
Measuring Instruments	5%	7%	8%
Electronics Manufacturing Services	24%	22%	20%
Engineer Services	5%	4%	5%
Industrial and Commercial Machinery	11%	12%	12%
Business Services	1%	1%	1%
Wholesale Trade-Durable Goods	1%	1%	1%
Educational Institutions	14%	12%	10%
Transportation Equipment	11%	10%	9%
All Other Sectors Combined	6%	7%	6%
Total	100%	100%	100%
Management estimates that over 90% of its orders are generated from existing customers. Moreover, more than half of Advanced Circuits’ orders in each of the years 2014, 2013 and 2012 were delivered within five days (not including CEI orders). In a typical year, no single customer represents more than 2% of Advanced Circuits’ sales, although in 2013, one customer represented approximately 4.5% of Advanced Circuit's sales.
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
Once a new client is acquired, Advanced Circuits offers an easy to use customer-oriented website and proprietary online design and review tools to ensure high levels of retention. By maintaining contact with its customers to ensure satisfaction with each order, Advanced Circuits believes it has developed strong customer loyalty, as demonstrated by over 90% of its orders being received from existing customers. Included in each customer order is an Advanced Circuits prepaid “bounce-back” card on which a customer can evaluate Advanced Circuits’ services and send back any comments or recommendations. Each of these cards is read by senior members of management, and Advanced Circuits adjusts its services to respond to the requests of its customer base.
Substantially all revenue is derived from sales within the United States.
Advanced Circuits, due to the volume of small-run and quick turn sales, had a negligible amount in firm backlog orders at December 31, 2014 and 2013.

Competition
There are currently an estimated 238 active domestic PCB manufacturers. Advanced Circuits’ competitors differ amongst its products and services.
Competitors in the small-run and quick-turn PCBs production industry include larger companies as well as small domestic manufacturers. The two largest independent domestic small-run and quick-turn PCB manufacturers in North America are TTM Technologies, Inc. and Viasystems Group, Inc. Though each of these companies produces small-run PCBs to varying degrees, in many ways they are not direct competitors with Advanced Circuits. In recent years, each of these firms has primarily focused on producing boards with greater complexity in response to the off shoring of low and medium layer count technology to Asia. Compared to Advanced Circuits, small-run and quick-turn PCB production accounts for much smaller portions of each of these firm’s revenues. Further, these competitors often have much greater customer concentrations and a greater portion of sales through large electronics manufacturing services intermediaries. Beyond large, public companies, Advanced Circuits’ competitors include numerous small, local and regional manufacturers, often with revenues under $20 million that have long-term customer relationships and typically produce both small-run and quick-turn PCBs and production PCBs for small OEMs and EMS companies. The competitive factors in small-run and quick-turn production PCBs are response time, quality, error-free production and customer service. Competitors in the long lead-time production PCBs generally include large companies, including Asian manufacturers, where price is the key competitive factor.
New market entrants into small-run and quick-turn production PCBs confront substantial barriers including significant investments in equipment, highly skilled workforce with extensive engineering knowledge and compliance with environmental regulations. Beyond these tangible barriers, Advanced Circuits’ management believes that its network of customers, established over the last two decades, would be very difficult for a competitor to replicate.
Suppliers
Advanced Circuits’ raw materials inventory is small relative to sales and must be regularly and rapidly replenished. Advanced Circuits uses a just-in-time procurement practice to maintain raw materials inventory at low levels. Additionally, Advanced Circuits has established consignment relationships with several vendors allowing it to pay for raw materials as used. Because it provides primarily lower-volume quick-turn services, this inventory policy does not hamper its ability to complete customer orders. Raw material costs constituted approximately 20%, 21% and 20% of net sales for each of the fiscal years ended December 31, 2014, 2013 and 2012, respectively.
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
Intellectual Property
Advanced Circuits seeks to protect certain proprietary technology by entering into confidentiality and non-disclosure agreements with its employees, consultants and customers, as needed, and generally limits access to and distribution of its proprietary information and processes. Advanced Circuits’ management does not believe that patents are critical to protecting Advanced Circuits’ core intellectual property, but, rather, its effective and quick execution of fabrication techniques, its website FreeDFM.com™ and its highly skilled workforce are the primary factors in maintaining its competitive position.
Advanced Circuits uses the following brand names: FreeDFM.com™, 4pcb.com™, 4PCB.com™, 33each.com™, barebonespcb.com™ and Advanced Circuits™. These trade names have strong brand equity and are material to Advanced Circuits’ business.
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
Employees
As of December 31, 2014, Advanced Circuits employed 514 persons. Of these employees, there were 59 in sales and marketing. None of Advanced Circuits’ employees are subject to collective bargaining agreements. Advanced Circuits believes its relationship with its employees is good.

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
For the full fiscal years ended December 31, 2014, 2013 and 2012, American Furniture had net sales of approximately $129.7 million, $104.9 million and $91.5 million, respectively, and operating income of $3.7 million and $0.2 million, and an operating loss of $1.5 million, respectively. American Furniture had total assets of $44.0 million and $43.8 million at December 31, 2014, 2013 and 2012, respectively. Net sales from American Furniture represented 13.2%, 10.6% and 10.3% of our consolidated net sales for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Lead times also hinder Asian manufacturers’ ability to effectively compete in the promotional upholstered industry. As mentioned previously, Retailers use promotional furniture to drive store traffic and provide immediate delivery to the end-user of value-priced, quality upholstered furniture products. AFM aims to ship customer orders on time following receipt of an order and has the ability to deliver product within a customers requested ship date depending on the customers’ location within the U.S. Asian manufacturers typically require at least 50 days (or 7 - 8 weeks depending on business days) from order receipt to customer delivery, resulting in a significant amount of increased inventory management and advertising planning in order to effectively source upholstered product from overseas manufacturers.
Products and Services
AFM manufactures two basic categories of promotional and moderate priced upholstered products, stationary and motion. Stationary products include sofas, loveseats and sectionals, these products accounted for approximately 66%, 68% and 72% of sales in fiscal 2014, 2013 and 2012, respectively. Motion products include single rocking recliner chairs, sofas with reclining end seats, loveseats with seats that rock together or separately and reclining sectionals with storage compartments. Motion and reclining products contributed approximately 34%, 28% and 27% of fiscal 2014, 2013 and 2012 gross sales, respectively. For 2014, 2013 and 2012, accent tables and other miscellaneous revenue accounted for less than 2% of gross sales. AFM’s core product offerings with average retail prices are summarized below:

•	25 styles of stationary sofas, loveseats and chairs - $299 - $599

•	10 styles of recliners -$199 - $399

•	5 styles of motion sofas - $599 - $899

•	6 styles of stationary sectionals - Up to $999

•	1 style of motion sectional - $999 - $1,499

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
Manufacturing
AFM utilizes an assembly-line manufacturing process with a four day production cycle divided into four functions, cutting, sewing, backfill and upholstery. Employees are specialized by function and are compensated on a piece-rate basis. The limited number of styles and designs minimizes scheduling and line changes and each function is simplified by the use of common components. AFM uses one standard seat spring, one standard back spring and one standard cushion in each category of upholstery. AFM’s piece-rate compensation plan and streamlined manufacturing process combine to give AFM a low cost structure. Prior to 2009, American Furniture utilized pre-assembled cut and sewn fabric kits for approximately 20% of its upholstered furniture. These fabric kits replace the cutting and sewing function in the manufacturing process. Over the past several years AFM has increased the use of these fabric kits and virtually all of the upholstered furniture that it manufactures now uses the imported cut and sewn fabric kit. The use of these fabric kits reduces the labor component related to the cutting and sewing process in-house. These fabric kits are imported from Asia. American Furniture also eliminated its in-house frame cutting operations in 2012 and currently 100% of the frames for upholstered furniture are cut by third party providers.
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
AFM’s efficient build-to-stock manufacturing operation facilitates AFM’s strategy of offering its customers on -time shipment of product. In turn, AFM’s customers are able to offer their retail customers quality, value-priced, upholstered furniture for immediate delivery upon the day of sale, while only maintaining limited quantities of product inventory.
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
Business Strategies

Increase profit with new and existing customers —While AFM currently supplies many of the top furniture retailers, AFM believes it can further augment its customer base and is pursuing new business opportunities with selected national and regional furniture retailers, as well as in other channels. In addition, many existing customers currently purchase only a portion of AFM’s product line, representing an opportunity for AFM to increase sales to existing customers by augmenting customers’ entire promotional product line. In order to focus additional attention to major customers and expand product–line sell-through to these customers, AFM added significant infrastructure to its sales and marketing organization since 2005, increasing its sales representative network while also subdividing sales territories to allow representatives to focus more closely on the expansion of existing relationships and the addition of new customers.

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

Revise kit purchasing – American Furniture, with the help of an outside consultant, has revised the manner in which it orders fabric kits to provide a more efficient flow of kits and reduce the possibility of obsolescence. A process has been developed taking into account rate of sale, customer projections, current inventory levels, delivery lead times and safety stock for each individual SKU. A review is completed no less than weekly by SKU and orders are placed accordingly. Managing this process ties kit acquisition more closely to actual production needs and either increases or decreases the quantity of kits based on demand for the particular SKU.

Monetize excess stock – During 2013, American Furniture aggressively moved to reduce excess levels of finished goods and raw materials. This was done through a series of product promotions that have been successful while not impairing the sales of the current product line. American Furniture developed a new system to monitor each category on an ongoing basis to more quickly identify potential slow-down in specific SKU activity. This process has been integrated with the kit purchasing procedure mentioned above.
Customers
AFM serves a base of approximately 700 customers comprised of retailers and distributors at the regional, multi-regional and national levels. In 2014, 2013 and 2012, AFM’s top 20 customers accounted for approximately 73%, 70% and 67%, respectively, of AFM’s total sales.

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
American Furniture had approximately $24.6 million and $11.2 million in firm backlog orders at December 31, 2014 and 2013, respectively.
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
Suppliers
A majority of AFM’s domestic suppliers are located near AFM due to a concentration of furniture manufacturers in northeastern Mississippi. Several of AFM’s key raw materials, including wood and polyfoam, are sourced locally with alternative suppliers available at competitive prices, if necessary. In order to continually manage material costs, AFM actively sources products from Asia. AFM imports legs, show wood, accent tables and the majority of its fabric from China-based suppliers. The prices charged by manufacturers of products such as petro-chemicals and wire rod, which are the primary materials purchased by our suppliers of foam and drawn wire effect the ongoing cost of our raw materials. Raw material cost as a percentage of sales was approximately 74% in 2014, and 67% in 2013 and 2012, respectively.
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
Employees
As of December 31, 2014, American Furniture employed 556 persons. Of these employees, 482 were in production, shipping and purchasing with the remainder serving in executive, administrative office and other capacities. None of AFM’s employees are subject to collective bargaining agreements. We believe that AFM’s relationship with its employees is good.

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
For the fiscal year ended December 31, 2014, 2013 and 2012, (from date of acquisition), Arnold had net sales of approximately $123.2 million, $126.6 million and $104.2 million, respectively, with operating income of $7.1 million in 2014, $8.9 million in 2013 and operating loss of $0.5 million in 2012. Arnold had total assets of $144.8 million and $156.4 million at December 31, 2014 and 2013, respectively. Net sales from Arnold represented 12.5% and 12.8% and of our consolidated net sales for the years ended December 31, 2014 and 2013, and 11.8% of our consolidated net sales from acquisition date to December 31, 2012.
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
New Products & Technologies
Flexcoat - launched in April 2010, this product was engineered to eliminate the issues associated with the conventional flexible magnetic product laminated with a printable surface. The solution is a printable coating that is applied to the magnet, which replaces substrates such as vinyl and paper that are currently adhered to the base magnet material. This results in a printed magnet that is now completely recyclable and is easier to process.
Research and Development
Arnold has a core research and development team, which has collectively over 30 years of combined industry experience. In addition to the core engineering group, a large number of other Arnold staff members assigned to the business units contribute to the research and development effort at various stages. Product development also includes collaborating with customers and field testing. This feedback helps ensure products will meet Arnold’s demanding standards of excellence as well as the constantly changing needs of end users. Arnold’s research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance testing center equipped to ensure product safety, durability and superior performance. Arnold spent approximately $1.0 million, $0.9 million and $0.2 million in research and development activities in each of the years ended December 31, 2014, 2013 and 2012.
Customers
Arnold’s focus on customer service and product quality has resulted in a broad base of customers in a variety of end markets. Products are used in applications such as general industrial, reprographic systems, aerospace & defense, advertising and promotion, consumer and appliance, energy, automotive and medical.

The following table sets forth management’s estimate of Arnold’s approximate customer breakdown by industry sector for the fiscal year ended December 31, 2014, 2013 and 2012:

	Customer Distribution
Industry Sector	2014	2013	2012
General industrial	30%	30%	30%
Aerospace and defense	21%	18%	15%
Advertising and promotion	12%	13%	12%
Consumer and appliance	2%	2%	5%
Energy	5%	5%	7%
Automotive	9%	8%	4%
Medical	2%	2%	3%
Reprographic	16%	19%	21%
All Other Sectors Combined	3%	3%	3%
Total	100%	100%	100%
Arnold has a large and diverse, blue-chip customer base. No customer represented greater that 10% of Arnold’s annual revenue in 2014. Sales to Arnold’s top ten customers were 33%, 33% and 31% of total sales for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Flexmag Products - The Flexmag business segment services over 625 customers globally. Its sales force is comprised of seven total sales professionals and supported by seven design and application engineers. This segment is primarily book/bill and has limited revenue subject to long-term purchase commitments.

The following table sets forth Arnold’s net sales by geographic location for the fiscal years ended December 31, 2014, 2013 and 2012:

Geographic location	2014	2013	2012
North America	58%	54%	56%
Europe	33%	34%	34%
Asia Pacific	9%	12%	8%
All Other Locations Combined	—%	—%	2%
Total	100%	100%	100%
Arnold had firm backlog orders totaling approximately $28.3 million at December 31, 2014 and 2013.
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
Arnold is a major producer of both Samarium Cobalt permanent magnets under its brand name RECOMA® and Alnico (in both cast and sintered forms). Both materials from Arnold meet the current Berry Amendment or Defense Acquisition Regulations Systems (DFARS) requirements per clause 252.225.7014 further described under 10 U.S.C. 2533b. This provision covers the protection of strategic materials critical to national security. These magnet types are considered “specialty metals” under these regulations.

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
Arnold employs approximately 723 hourly and salaried employees located throughout North America, Europe and Asia. Arnold’s employees are compensated at levels commensurate with industry standards, based on their respective position and job grade.
Arnold’s workforce is non-union except for approximately 63 hourly employees at its Marengo, Illinois facilities, which are represented by the International Association of Machinists (IAM). Arnold enjoys good labor relations with its employees and union and has a three year contract in place with the IAM, which will expire in June of 2016.

Clean Earth

Overview

Headquartered in Hatboro, Pennsylvania, Clean Earth provides environmental services for a variety of contaminated materials including soils, dredged material, hazardous waste and drill cuttings. Clean Earth analyzes, treats, documents and recycles waste streams generated in multiple end markets such as power, construction, oil and gas, infrastructure, industrial and dredging. Treatment includes thermal desorption, dredged material stabilization, bioremediation, physical treatment/screening and chemical fixation. Before the company accepts contaminated materials, it identifies a third party “beneficial reuse” site such as commercial redevelopment or landfill capping where the materials will be sent after they are treated. Clean Earth operates 14 permitted facilities in the Eastern United States. Revenues from the environmental recycling facilities are generally recognized at the time of treatment.

For the fiscal year ended December 31, 2014 (from date of acquisition), Clean Earth had net sales of approximately $68.4 million and operating income of $2.7 million. Clean Earth had total assets of $365.5 million million at December 31, 2014. Net sales from Clean Earth (from acquisition date to December 31, 2014) represented 7.0% of our consolidated net sales for the year ended December 31, 2014.

We purchased a majority interest in Clean Earth on August 26, 2014.

History of Clean Earth

Clean Earth was founded in 1990 with the establishment of a contaminated material treatment facility in New Castle, Delaware focused on processing soils. The treatment of contaminated materials has diversified significantly over the years as Clean Earth now also processes dredged material, coal ash, hazardous waste and drill cuttings. Clean Earth has been able to grow consistently via both organic initiatives and acquisition. In 1997 the Company opened Clean Earth of Carteret, which was the first “fixed-based” bioremediation facility permitted in the State of New Jersey. In 1998, Clean Earth started offering hazardous waste treatment after acquiring S&W Waste, now Clean Earth of North Jersey, a fully permitted commercial Resource Conservation and Recovery Act (“RCRA”) Part B Treatment, Storage & Disposal Facility (“TSDF”). That same year Clean Earth also expanded services into the treatment of dredged material through the acquisition of Consolidated Technologies Inc. (now Clean Earth Dredging Technologies). Today, Clean Earth is one of the largest providers of contaminated materials treatment in the East. In addition to diversifying the number of contaminated materials it handles Clean Earth has also significantly expanded its geography. The Company now operates permitted facilities from New York to Florida, and with the December 2014 acquisition of AES Environmental Services, Clean Earth has expanded their footprint of permitted facilities to Kentucky and West Virginia as well.

Industry

Overview
The U.S. environmental services industry is highly fragmented, with Clean Earth most closely correlated with the remediation and hazardous waste management segments of the industry. Historically, growth in these sectors has been primarily driven by increasing regulations and growing volume of waste generated, and is now positively affected by increases in waste disposal costs and resulting landfill avoidance trends. Other trends driving growth include increasing concern in corporate America regarding environmental liabilities and a push by companies to outsource a larger amount of environmental services to a smaller number of service providers due to increasing compliance costs.

Contaminated Materials
Contamination of soils and other materials is prevalent and often caused by the introduction of chemicals, petroleum hydrocarbons, solvents, pesticides, lead and other heavy metals into the earth. These contaminants are common in areas of industrialization and severely impact the environment as a result of inadequate containment or improper disposal. As a result of their prevalence and impact, these contaminates are subject to ever more stringent environmental regulations which now govern the handling, treatment, and disposal of these contaminants. As a result, when soil or other materials are removed from a site, they must be tested. The strong likelihood that materials will contain some level of contamination generates consistent demand for treatment and beneficial reuse solutions. Contaminated materials are routinely associated with infrastructure, commercial development, and other excavation projects, heavy industrial activity, spill clean-up or environmental remediation projects, locations with former manufactured gas plants (“MGP”), underground storage tanks (“UST”) or aboveground storage tanks, and a wide variety of increasingly regulated waste streams.

Dredge Market
Dredging is the act of removing sediment from the bottom of waterways, both inland (rivers and canals) and ocean (floors, harbors, channels, etc.), and is performed for both navigational and environmental purposes. Like soil, most dredged material largely contains some level of contamination, particularly in current or historically industrially active areas. Accordingly, the Environmental Protection Agency (the "EPA") has established regulations that govern the disposal methods of dredged material, including the Marine Protection, Research and Sanctuaries Act (“MPRSA”), and the Federal Water Pollution Control Act, or the Clean Water Act.

The treatment and beneficial reuse of dredged material began in 1995, when various government entities in New Jersey and New York permitted a unique project to demonstrate the feasibility of using treated and processed dredged material to reclaim a former landfill and repurpose it for a new building project. Regulations require contaminated dredge spoils to be taken upland for treatment or disposal in accordance with Title 33 as administered by the United States Army Corps of Engineers and the EPA. Once treated, dredged material is used for structural fill and development purposes.

Hazardous Waste
The hazardous waste services industry encompasses the generation, collection, treatment, and ultimate disposal of wastes classified as hazardous by RCRA. RCRA, the primary law governing the disposal of solid and hazardous waste, was passed by Congress in 1976 to address increasing problems associated with growing volumes of municipal and industrial waste.

Accidents, spills, leaks, and improper handling and disposal of hazardous materials and waste have resulted in the contamination of land, water and air in the U.S. The U.S. generated 34 million tons of hazardous waste in 2011, according to the EPA. These wastes come primarily from three sources, Superfund sites, routine business and the increasingly expanding waste regulations.

In order to address these environmental hazards, the EPA established a program known as the Superfund, which allows the EPA to clean up such sites, or to compel responsible parties to perform clean-ups or reimburse the EPA for its clean-up expenses. This includes regulatory requirements that raise both the monetary and reputational costs for non-compliance. The Superfund program has identified tens of thousands of sites that require treatment over its more than 20-year history.

Outside of the known Superfund sites, hazardous waste is also generated during the routine course of business and manufacturing, requiring the same care of handling by a specialized treatment facility. The generation of hazardous waste is common throughout the chemicals and petrochemical, steel, general manufacturing, government, aerospace and public utilities industries. Within the U.S., the Northeast region is one of the most densely concentrated areas for generators of hazardous waste.

In addition to hazardous waste generated by industrial activity, increasingly complex regulations have expanded the scope of what is considered hazardous waste from non-traditional sources, such as retailers and households. For instance, environmental regulations require large quantity generators such as big box retailers to dispose of all returned or damaged products that include pesticides, aerosols, fertilizers and cleaners through a permitted hazardous waste disposal program. Similarly, household products, such as paints, oils, batteries, fluorescent light bulbs and pesticides, which contain potentially hazardous ingredients, require special treatment and disposal.

Growing and Increasingly Regulated Waste Streams
Federal, state and local regulators have continuously expanded legal guidelines to include additional waste streams, becoming increasingly vigilant to ensure the proper treatment and disposal of an ever-increasing number of contaminants. Two of the most prevalent increasingly regulated waste streams include drill cuttings from natural gas drilling and coal ash, a byproduct of fossil fuel power plants.

Services

Clean Earth provides services to a variety of customers handling numerous unique sites that often require a range of custom solutions based upon project-specific factors. Clean Earth provides its core material treatment capabilities and complementary services. In addition to its treatment offerings, Clean Earth also provides turnkey services that include proper identification of waste services, management of all transportation and logistics, appropriate testing and analytics, manifesting/documentation and environmentally compliant placement of treated materials at backend locations.

Site Planning and Sampling
Before work commences, Clean Earth has the ability to conduct waste characterization services consisting of field sampling, contaminated material collection and laboratory analysis. Properly identifying waste contaminants upfront can be important, as misclassification leads to mishandling of the waste, which can be costly in terms of fines, penalties, reduced recycling rates (increased disposal fees), and lost project time. Results are analyzed to assess time, cost and logistics, which give Clean Earth the ability to provide customers with a disposal recommendation and a cost-effective solution.

Testing and Analytics
Clean Earth utilizes internal and external, fully-certified and approved laboratories that perform field sampling and contaminated material collection, laboratory analysis, site sampling plans and sampling location diagrams. Laboratory testing is customizable, and Clean Earth determines appropriate testing methods to assess the quantity and type of contaminant in the material. Clean Earth analyzes the results to determine an appropriate treatment and beneficial reuse plan specific to each material. Clean Earth maintains a state-certified hazardous waste laboratory in the New York metropolitan area at its Kearny, New Jersey facility.

Transportation and Logistics
Clean Earth operates an asset-light business model in which it arranges for transportation of the materials on behalf of its customers via pre-qualified independent hauling companies. Due to Clean Earth’s ability to provide year-round work for transportation companies and its consistent payment practices, it has developed very strong and long-standing relationships with its vendors, providing a large pool of available trucks to complete projects efficiently.

Manifesting and Documentation
Clean Earth provides uniform manifests for customer projects that can be used throughout its network of facilities. These manifests provide tracking of all material moved from a customer site to its facilities and eventually to the final beneficial use site. Furthermore, these documents are maintained and submitted to regulatory agencies such as the EPA for their review.

Treatment
Clean Earth offers several processes to treat, stabilize and/or decharacterize waste material and subsequently avoid costly landfill disposal and meet strict regulatory and site-specific requirements before being beneficially reused.

•	Thermal Desorption

◦	Primarily used to treat soil with high levels of volatile contaminants by heating it in a rotating dryer to volatilize and then subsequently destroy the contaminants

◦	The treated material then enters a soil conditioner (called a pugmill), where it is cooled and rehydrated

◦	Finally, the cooled soil is stockpiled, sampled, and tested by an independent certified laboratory to ensure effective treatment and fulfillment of reuse standards

◦	This treatment method is primarily used for soils that contain high levels of contaminants, such as soil from manufactured gas plant sites

•	Stabilization of Dredged Material

◦	Dredged sediments are screened to remove large objects and excess water

◦	The remaining material is fed through a conveyor belt to a pugmill mixing system, where proprietary reagent admixtures are introduced

◦	The resulting material is valued for its geotechnical properties and is often beneficially reused as fill material

•	Bioremediation

◦	Used to treat soil that is contaminated with petroleum hydrocarbons

◦	Involves inoculating the contaminated material with engineered bacteria and nutrients to break down the contaminants

◦	The bacteria consume and process the nutrients and the hydrocarbons thereby remediating the contaminants

•	Chemical Fixation

◦	Used for light to medium hydrocarbon and/or contaminated material impacted by light or heavy metals

◦	Soil is screened, and paired with chemical additives to formulate a chemically stable and geotechnically desirable material

•	Physical Treatment/Screening

◦	Special sizing and segregation processes remove unsuitable materials from inbound materials to meet site-specific geotechnical specifications

◦	The segregated material, often rock, can be mixed with other material for reuse or crushed to create aggregate material for resale

Placement at Backend Sites
Clean Earth maintains a vast network of permitted, active backend locations owned by third parties that utilize its treated materials to achieve site specifications and/or meet regulatory obligations. Clean Earth operates a system in which before accepting any material it identifies which specific backend site will accept it and how much it will cost to treat, transport, and place. Its beneficial reuse solutions serve as an alternative to permitted landfill disposal and incineration. In order to ensure sufficient capacity for any future project, the Clean Earth continuously seeks to add backend sites to its network.

Competition

Competitive Landscape
The environmental services market is highly fragmented with numerous participants. However, a majority of these companies specialize in a narrower scope of services or treatment capabilities. Industry competitors relevant to Clean Earth’s served markets range from large public companies to small, single-service participants. Competition primarily includes processors of contaminated soils, dredging companies (to a limited extent), waste treatment providers and waste management companies. In Clean Earth’s core markets, competition tends to be primarily comprised of regional services providers or single-service companies with limited scale. Given these dynamics, we believe the industry will likely favor players such as Clean Earth that have large scale and management teams with many years of experience and extensive familiarity with the regulatory landscape.

Barriers to Entry

•
Permits - Clean Earth maintains an extensive portfolio of regulatory permits, including 107 active permits and 140 permit modifications. Each facility maintains various local, state, and federal authorizations for the acceptance, treatment, and beneficial reuse of a wide variety of hazardous and nonhazardous materials, as well as all necessary air and water discharge permits required for operation. These permits are extremely difficult to obtain due to the complex navigation of multiple layers of regulation, lengthy and costly public review periods and typical public NIMBY opposition. Clean Earth maintains a large team of environmental, health and safety experts that have developed trusted relationships and credibility with local, state and federal regulatory agencies over the last 25 years.

•
Extensive Network - The Company’s extensive network of 14 permitted facilities is strategically located near major waste generation centers with an abundance of regulations governing waste treatment and disposal. Given transportation costs, the proximity of Clean Earth’s facilities to key markets and convenient access to rail, barge, and trucking transportation are significant competitive advantages that drive profitability. Furthermore, its maintenance of multiple backend beneficial reuse sites provides flexibility to direct volume to the most appropriate facilities based on available processing and placement capacity.

Business Strategies

Growth in Clean Earth’s business is primarily focused in five areas:

Continued participation in large and growing end markets
Within the U.S. environmental services market, Clean Earth primarily operates within the remediation and hazardous waste management segments. Growth in the industry will be driven by numerous secular trends, including an increasing national awareness and dedication to environmental stewardship, regulatory guidelines for a growing number of contaminated waste streams, and increasing prevalence of and preference for cost-effective landfill avoidance and recycling strategies. As a result of these market trends, generators or those responsible for contaminated waste streams will likely seek to utilize service providers like Clean Earth that can offer environmentally compliant and cost-effective solutions for their treatment and disposal needs.

Contaminated Materials
Clean Earth’s operations are diversified across a variety of stable end markets focused primarily in the power, oil & gas, infrastructure and industrial industries. Clean Earth has also positioned itself to capitalize on future increases in the commercial development sector.

Dredged Material
Clean Earth has maintained a strong position in the New York and New Jersey harbors for its dredged material management and recycling services. Demand for Clean Earth’s services has grown such that it constructed a second dredge processing facility in

2009. Outside of the New York and New Jersey harbors, increased demand for maintenance projects is expected to be driven largely by the increasing size of heavy shipping vessels and expansion of the Panama Canal. As waterways are deepened, sediment accumulates in greater volume, which must be regularly removed to maintain the new depth.

Hazardous Waste
Clean Earth maintains unique hazardous waste operations in an active region of the United States. There are significant number of hazardous waste generators in the U.S. that are located in New York and New Jersey and Clean Earth operates one the few commercial RCRA Part B permitted TSDFs in the New York metro area. Clean Earth is currently able to accept hazardous liquids, solids and gasses, as well as a variety of other specialty waste classes, including lab-packs, electronic waste, universal waste, wastewater, household hazardous waste, used oils and antifreeze. Clean Earth can also accept nonhazardous waste at this facility.

Increasing share in existing markets
Clean Earth has historically increased the volume of materials processed at its existing facilities by expanding the scope of its existing permits and developing new treatment and processing techniques. The permitting expertise of its environmental, health, and safety organization allows Clean Earth to be proactive in seeking additional waste streams and adaptable to changing contaminants found in the materials it manages, as well as in newly regulated materials.

Numerous dynamics have made the market increasingly beneficial for Clean Earth in its core markets. These dynamics include stricter regulations, increasing levels of enforcement and a more discerning customer base.

Accelerating participation in increasingly regulated end markets
Within its current footprint, there are opportunities for Clean Earth to continue to expand the scope of its service offering by adding additional specialty waste streams.

Continued tuck-in acquisition growth
Since 2011, Clean Earth has expanded its footprint by launching operations in Florida (acquired), the Marcellus Shale (greenfield), Georgia (acquired), Kentucky (acquired), West Virginia (acquired) and the Greater Washington, D.C. region (acquired and repurposed).

The market for waste management services is highly fragmented, with many companies operating a single facility. Accordingly, there are several tuck-in acquisition opportunities in Clean Earth’s marketplace that would enable it to continue growing in existing and adjacent markets, as well as in new geographies.

Platform expansion opportunities
While Clean Earth has historically remained focused on its core markets, many opportunities exist to diversify and augment its environmental service offering using Clean Earth as a platform. Clean Earth can acquire select competitors and industrial services companies, as well as pursue vertical integration prospects and new treatment technologies.

Customers

Clean Earth serves approximately 1200 customers at more than 5500 discrete sites. The Company maintains strong relationships with customers at various levels of the decision and supply chain, including public and private corporations and property owners, as well as environmental consultants, brokers, construction firms, municipalities, and regulatory agencies, among others.

In 2014, the top 10 customers accounted for approximately 45% of net sales. While Clean Earth works with certain customers that have recurring needs for disposal and recycling solutions, its revenue per customer changes frequently. Many of the Clean Earth's customers are long-time customers, but do not generate a consistent amount of revenue year in, year out. Consequently, Clean Earth is more focused on winning specific “projects” as opposed to winning the business of a particular customer.

Sales and Marketing

Clean Earth’s team is comprised of 31 sales and marketing professionals that are primarily focused on direct selling to customers. Clean Earth is focused on servicing customers at various levels of the decision and supply chain, including waste generators, environmental service companies, consultants, construction and engineering firms, commercial developers, municipalities and government-sponsored organizations, and regulatory agencies, among others. Clean Earth has spent years developing direct relationships with its clients, many of whom routinely generate large volumes of waste and demand treatment and disposal solutions at various sites and locations.

The large dredging contractors manage the vast majority of the dredging activity. Clean Earth has built relationships with these contractors to ensure it is well-positioned to serve as many of the large or small dredging projects in the New York/New Jersey harbor and surrounding waterways, as possible.

Clean Earth is a longstanding member of multiple national, regional, and local organizations throughout the U.S. The Company also conducts annual customer surveys, manages a focused advertising campaign, participates in trade shows, and has an extensive web presence.

Regulatory Environment

Clean Earth’s facility operations are subject to various local, state, and federal authorizations for the acceptance, treatment, and beneficial reuse of a wide variety of hazardous and nonhazardous materials, as well as all necessary air and water discharge permits required for operation. These permits are extremely difficult to obtain due to the complex navigation of multiple layers of regulation, lengthy and costly public review periods, and typical public NIMBY opposition. Clean Earth maintains a large team of environmental, health, and safety experts that have developed trusted relationships and credibility with local, state, and federal regulatory agencies over the last 25 years. Management believes that Clean Earth is in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations.

Employees

Clean Earth is led by a capable management team of industry veterans that possess a balanced combination of industry experience and operational expertise. The current senior management team has over 150 years of cumulative experience with an average tenure of approximately 10 years at Clean Earth. Current management has implemented numerous operational, strategic, and financial initiatives over the past several years. In addition to the senior management team, there are operational managers that hold significant responsibilities across the business and work closely with management on a daily basis.

Clean Earth employs approximately 327 hourly and salaried employees located throughout the United States. Clean Earth’s employees are compensated at levels commensurate with industry standards, based on their respective position and job grade.

Clean Earth’s workforce is non-union except for approximately 25 hourly employees at its dredge facilities, who are represented by International Union of Operating Engineers Local No. 825 (IUOE Local 825). Clean Earth enjoys good labor relations with its employees and union and has a three year contract in place with the IUOE Local 825, which will expire in July of 2016.

SternoCandleLamp

Overview

SternoCandleLamp, headquartered in Corona, California, is a manufacturer and marketer of portable food warming fuel and creative table lighting solutions for the foodservice industry. SternoCandleLamp offers a broad range of wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps. As the leading supplier of canned chaffing fuel to the foodservice distributors and foodservice group purchasing organizations, SternoCandleLamp maintains the leading market share position in the foodservice channel. For over 100 years, the iconic "Sterno" brand has been synonymous with quality canned heat. The heritage of reliability and innovation continues today, as SternoCandleLamp continues to bring to market new products that give foodservice industry professionals greater control over food quality and décor.
For the fiscal year ended December 31, 2014 (from date of acquisition) SternoCandleLamp had net sales of approximately $36.7 million and an operating loss of $1.8 million. SternoCandleLamp had total assets of $180.8 million at December 31, 2014. SternoCandleLamp's net sales (from acquisition date to December 31, 2014) represented 3.7% of our consolidated net sales for the year ended December 31, 2014.

History

SternoCandleLamp was formed in 2012 with the merger of two manufacturers and marketers of portable food warming fuel products, The Sterno Group LLC and the Candle Lamp Company, LLC.

Sterno’s history dates back to 1893 when S. Sternau & Co. began making chafing dishes and coffee percolators in Tenafly, New Jersey. In 1914, S. Sternau & Co. introduced “canned heat” with the launch of its gelled ethanol product under the “Sterno” brand. Since then, the Sternau and Sterno names have been the most well-known names in portable food warming fuel. In 1917 S. Sternau & Co. was renamed The Sterno Corporation. During World War I, Sterno portable stoves were promoted as an essential gift for soldiers going to fight in the trenches of Europe. Sterno stoves heated water and rations, sterilized surgical instruments, and provided light and warmth in bunkers and foxholes. During World War II, Sterno produced ethanol and methanol chafing fuels under contract with the U.S. military. Sterno's production facilities were moved from New Jersey to Texarkana, Texas in the early 1980s.
The Candle Lamp Company, LLC was founded in Riverside, California in 1978, focusing initially on the liquid wax candle market. Over the next several decades, CandleLamp began to supply chaffing fuel in addition to lighting products. The Candle Lamp Company operated manufacturing facilities in Riverside, California and Memphis, Tennessee. In 2012, the Candle Lamp Company entered into negotiations to acquire The Sterno Group LLC, consummating a transaction in October of 2012, and immediately rebranded the new Company SternoCandleLamp. Today, SternoCandleLamp operates out of its corporate headquarters in Corona California and two manufacturing facilities in Texarkana, Texas and Memphis, Tennessee.
We purchased SternoCandleLamp on October 10, 2014.
Industry
SternoCandleLamp competes in the broadly defined U.S. foodservice industry which is expected to grow to at a 3% compounded annual rate through 2015. Restaurant, catering and hospitality sales accounted for approximately 67% of the market with the remainder comprised of the travel and leisure, education and healthcare related sales. At present, the SternoCandleLamp's sales are concentrated in the U.S. foodservice industry; specifically, SternoCandleLamp’s focus is on safe, portable fire solutions for cooking and warming, as well as tabletop lighting décor.
Within the foodservice industry, the catering market represents over $45 billion dollars in sales in 2013, with industry revenues doubling over the last 10 years according to the 2013 National Restaurant Association Industry Forecast. According to an IBISWorld November 2014 report, demand for catering will take a positive turn in the next five years, after the recession and low consumer sentiment temporarily stifled revenue. A rise in demand from high-income households and businesses will bolster growth, with consumers spending more money on parties and other catered functions and corporate budgets loosening in line with stronger corporate profit.
Products and markets
SternoCandleLamp is a “full-line” supplier offering a broad array of portable chaffing fuels and table lighting products with approximately 400 SKUs serving both the foodservice and retail markets. The Company originally focused on chaffing fuel (“canned heat”) products and later expanded its offerings to include table ambiance products such as liquid wax, wax candles and votive lamps. SternoCandleLamp’s 100 year history of providing the highest quality chaffing fuel products has cemented its position as the go to supplier for chaffing fuel products. SternoCandleLamp’s products fall into four major categories: canned heat, table lighting, catering equipment and butane products.
Canned Heat - The canned heat product line is composed of various chaffing fuels packaged in small, portable cans. The portable warming (canned heat) line is composed of various wick-based and gel-based chafing fuels packaged in steel cans. These products are used by foodservice professionals in a variety of food serving and holding applications and are designed to keep food products at an optimal food-safe serving temperature of 140-165 Fahrenheit. The canned heat product line is composed of two subcategories: wick chaffing fuel and gel chaffing fuel. The subcategories are distinguished based on the type of chaffing fuel being used; the four primary chaffing fuels are diethylene glycol (“DEG”), propylene glycol, ethanol and methanol. Each fuel contains unique characteristics and properties that allow the Company to offer a broad array of configurations to suit varying user requirements.
Wick Chaffing Fuel
The wick chaffing fuel line (“Wick”) is composed of either DEG or propylene glycol chaffing fuel. DEG and propylene glycol chaffing fuels have higher heat output than alternatives such as ethanol and methanol. The liquid Wick products feature a variety of wick types and burn times to meet the specific needs of the user. Wick fuels are clean burning, biodegradable, nonflammable if spilled (will not ignite without a wick) and the can stays cool to the touch when lit.
Gel Chaffing Fuel
The gel chaffing fuel line (“Gel”) is composed of either gelled ethanol or gelled methanol chaffing fuel. Ethanol chaffing fuel has a higher heat output than methanol fuel; both ethanol and methanol fuels have lower heat output than DEG and propylene glycol. The Gel product line tends to have shorter burn times than the Wick product.

Additionally, the Company offers a patented line of “Green” chafing fuels featuring USDA Certified Biobased Product formulas that are also endorsed by the Green Restaurant Association. The “Green Heat” and “Green Wick” products perform similar to the Wick and Gel chafing fuels, but are made from renewable resources that are biodegradable and more environmentally friendly.
Table Lighting - SternoCandleLamp sells a variety of products designed to enhance lighting and ambiance at meal settings. Products include liquid wax, traditional hard wax and flameless electronic candles, as well as votive lamps, shaded lamps and accent lamps.
Catering Equipment - Catering equipment products are designed to provide a complete commercial catering solution whether indoor or outdoor. Products include chaffing dish frames and lids, wind guards and buffet sets.
Butane - SternoCandleLamp produces a full line of professional quality portable butane stoves, ideal for action stations, made-to-order omelet lines, tableside and off-site cooking, outdoor events and more. Products also include select butane accessories for special culinary applications such as the culinary torch.
SternoCandleLamp sells into FoodService, Retail and OEM markets with foodservice accounts comprising approximately 75% of sales and Retail and OEM comprising approximately 25% of sales.

Competitive Strengths
Leading Brand Recognition & Market Share - SternoCandleLamp is the market share leader in the canned chaffing fuel market. SternoCandleLamp enjoys outstanding awareness and a reputation for superior quality and performance with distributors, caterers, hotels and other end users.
Low Cost versus Alternatives - SternoCandleLamp’s customers are typically caterers, hotels or restaurants who utilize canned chaffing fuel to maintain prepared food at a safe and enjoyable serving temperature. The risk of ruining a dining experience and the low proportionate cost of canned chaffing fuel relative to the cost of a catered event represent significant barriers to customers switching out of SternoCandleLamp’s canned chaffing fuel products. Additionally, management believes that there is no other technology available today that offers the portability, reliability and low cost of the SternoCandleLamp canned chaffing fuel products.
Business Strategies
Defend Leading Market Position - SternoCandleLamp’s brand position and scale relative to competitors allows for unmatched customer service and product selection. In a market characterized by fragmented competition, SternoCandleLamp will continue to leverage its scale to provide best in class service to its customers. SternoCandleLamp has been the recipient of numerous vendor awards for its high degree of customer service.
Pursue Selective Acquisitions - SternoCandleLamp views acquisitions as a potentially attractive means to expand its product offerings in the foodservice and retail channels as well as enter new international markets.
Expand Retail Distribution - SternoCandleLamp’s management believes that there is an opportunity to leverage the iconic nature of the “Sterno” brand to expand its retail product offering and to expand distribution into additional retailers.
Customers
SternoCandleLamp’s products are sold primarily through the foodservice and consumer retail channels. SternoCandleLamp’s product distribution network is comprised of long-standing, entrenched relationships with a diversified set of customers. SternoCandleLamp’s top ten customers comprised approximately 68% and 65% of gross sales in the year ended December 31, 2014 and 2013, respectively.
Foodservice - The foodservice channel consists of multiple layers of distribution comprised of broadline distributors, equipment and supply dealers and cash and carry dealers. Within the foodservice channel, SternoCandleLamp’s products are predominantly used in the restaurant, hotel and catering markets.
Retail - The retail channel consists of club stores, mass merchants, specialty retailers and grocers. The Company’s retail products are used in home, camping and emergency applications. The Company’s retail products appeal to a wide variety of consumers, from home entertainers to recreational campers and extreme outdoorsmen.

Sales and marketing
Within the foodservice channel, SternoCandleLamp directly employ sales professionals and utilizes a broad network of independent sales representative firms assigned to differing U.S. territories managed by in-house sales management professionals. The independent sales representatives have long standing relationships with distributors and end-users and typically represent 10 to 20 of the best non-food product lines alongside the Company’s products. The independent sales representatives are used primarily to manage the day to day order fulfillment and customer relationships. The independent sales representative firms are paid on a commission basis based on customer type and sales territory.
Within the retail channel, SternoCandleLamp directly employ sales professionals and utilizes a network of independent retail sales broker firms. The independent retail sales brokers are paid on a commission basis based on customer type and sales territory. SternoCandleLamp maintains direct sales relationships with all key customers.
SternoCandleLamp has implemented a multi-faceted marketing plan which includes (i) targeted print advertising; (ii) tradeshows, (iii) increasing online education through the SternoCandleLamp University and (iv) social media.

Suppliers
SternoCandleLamp’s product manufacturing is based on a dual strategy of in-house manufacturing and strategic alliances with select vendors. SternoCandleLamp operates an efficient, low-cost supply chain, sourcing materials and employing contract manufacturers from across the Asia-Pacific region and the U.S.
SternoCandleLamp’s primary raw materials are Diethylene glycol, ethanol, liquid paraffin and steel cans for which it receives multiple shipments per month. SternoCandleLamp purchases its materials from a combination of domestic and foreign suppliers. Historically, SternoCandleLamp has been able to pass on raw material price increases to its customers.
Intellectual Property
SternoCandleLamp relies upon a combination of trademarks and patents in order to secure and protect its intellectual property rights. SternoCandleLamp currently owns 44 trademarks and 6 patents in the U.S. and has 1 patent pending application at the U.S. Patent Offices.
Regulatory Environment
SternoCandleLamp is proactive regarding regulatory issues and is in compliance with all relevant regulations. SternoCandleLamp maintains adequate product liability insurance coverage. Management is not aware of any potential environmental issues.
Employees
As of December 31, 2014 SternoCandleLamp employed 370 persons in 3 locations. None of SternoCandleLamp’s employees are subject to collective bargaining agreements. We believe that SternoCandleLamp’s relationship with its employees is good.

Tridien
Overview
Tridien, headquartered in Coral Springs, Florida, is a leading developer, manufacturer and marketer of powered and non-powered medical therapeutic support surfaces and surgical patient positioning devices serving the acute care, long-term care and home health care markets. Tridien’s therapeutic support surfaces are used for the prevention and treatment of pressure ulcers and its patient positioning devices are used during surgical procedures to align various parts of the human body that must be fixed in place or require protection from injury. Tridien manufactures products as an Original Equipment Manufacturer (OEM), Contract Manufacturer (CM) and Branded/Private Label Manufacturer in multiple locations across the U.S. to serve a national customer base in an efficient, cost-effective manner. Manufacturing plants are located in Corona, California, Fishers, Indiana, and Coral Springs, Florida.
Tridien, together with its subsidiary companies, provides its OEM and CM customers the opportunity to source or co-develop innovative support surface technologies directly from the designer and manufacturer. Tridien’s customers include some of the largest and most respected providers of support surfaces and surgical patient positioners across the globe. These companies have come to rely on Tridien’s extensive experience, which spans decades and stems from multiple acquisitions of leading niche players in the mid-2000s. The consolidation of these acquired companies under the Tridien brand has uniquely positioned Tridien to provide a differentiated and value-added portfolio of products and services to its customers.

In its branded/private label category, Tridien develops and markets products independently and in partnership with large distribution intermediaries, primarily Home Medical Equipment (HME) and Durable Medical Equipment (DME) suppliers. These suppliers sell or rent therapeutic support surfaces to clinical care facilities and to patients for use in home health care, usually on a regional level, but also on a national basis with some of our largest distribution customers. The level of product sophistication varies according to the targeted care environment and the clinical needs of the patient. For example, many patients in long-term care facilities require foam mattresses (“non-powered” support surfaces) while patients in higher acuity settings such as the hospital may require surfaces with advanced features like alternating pressure (AP), low air loss (LAL), lateral rotation, pulmonary therapy and customized patient settings based on height and weight (“powered” support surfaces). All of Tridien’s products comply with FDA standards, and the majority of products are designed, developed, and manufactured in-house using a specialized team of engineers who work in close collaboration with staffed professionals in quality, regulatory, operations and account management. A minority group of products is outsourced from Taiwan; these products are also Food and Drug Administration ("FDA") compliant, and their development is usually a collaborative process between Tridien and the chosen supplier.
For the fiscal years ended December 31, 2014, 2013 and 2012, Tridien had net sales of approximately $67.3 million, $60.1 million and $55.9 million, respectively, and $2.2 million in operating income for the year ended December 31, 2014, an operating loss of $10.2 million in 2013 and operating income of $3.7 million for the year ended December 31, 2012. Tridien had total assets of $38.6 million, $39.2 million, and $44.5 million at December 31, 2014, 2013 and 2012, respectively. Net sales from Tridien represented 6.8%, 6.1% and 6.3% of our consolidated net sales for fiscal years 2014, 2013 and 2012, respectively.
History
Tridien was initially formed in February 2006 by CGI and Hollywood Capital, Inc., a private investment management firm led by Tridien’s former Chief Executive Officer, to acquire AMF Support Surfaces, Inc. ("AMF") and SenTech Medical Systems ("Sentech"), located in Corona, CA and Coral Springs, FL, respectively. AMF is a leading manufacturer of foam mattress systems, seating cushions and surgical patient positioning devices. SenTech is a leading developer, manufacturer and marketer of advanced electronically controlled (“powered”) support surfaces for the prevention and treatment of pressure ulcers (bed sores). Prior to its acquisition, SenTech had established itself as a premium brand due to its innovative proprietary technologies that set a new standard in pressure ulcer treatment in higher acuity care environments, while AMF competed in the price-sensitive, post-acute environment with the fundamental goal of pressure ulcer prevention.
On October 5, 2006, Tridien acquired Anatomic Concepts ("Anatomic") and merged its operations with those of AMF in Corona, CA. Anatomic is a leading supplier of surgical patient positioning devices which are sold primarily into hospitals and outpatient surgery centers. These products properly align various parts of the human body that must be fixed in place during surgery, and/or require protection from injury (such as a pressure ulcer or other deep tissue injury) during the procedure.
On June 27, 2007, Tridien purchased PrimaTech Medical Systems ("Primatech"), a lower price-point developer and distributor of powered therapeutic support surfaces to the long-term care and home healthcare markets. PrimaTech’s products are predominately designed in the U.S. and manufactured pursuant to an agreement with an FDA registered manufacturing partner located in Taiwan.

We purchased a controlling interest in Tridien from CGI on August 1, 2006.
Industry
The market for manufacturing medical support surfaces is fragmented and comprised of many participants. Tridien’s consolidated platform allows its customers to purchase a wide variety of surface technologies for acute care, long term care and home health care from a single source. Tridien is a full-service supplier with in-house engineering, quality, regulatory, manufacturing and customer support to quickly and cost effectively bring new, innovative products and technologies to market while maintaining high quality standards in compliance with FDA regulations and our ISO 13485 manufacturing certification.
iData Research, in its 2012 report titled, “U.S. Market for Therapeutic Support Surfaces”, calculated that the total market for therapeutic mattresses exceeded $1.4 billion in 2011, an increase of 3.2% over 2010. Therapeutic mattresses are identified as foam and foam/air hybrid systems (“non-powered”) and controller-based air and air/foam hybrid systems (“powered”). These are the types of therapeutic support surfaces offered by Tridien. In 2011, also as reported by iData Research, the powered mattress segment was valued at $861.4 million, and represented 59.1% of the total market. By 2018, this segment is expected to increase at a compounded annual growth rate of 2.6%, exceeding $1 billion and accounting for 58.5% of the total market. The non-powered mattress market was valued at $595 million in 2011, representing 40.9% of the total market. By 2018, the non-powered mattress segment is expected to grow slightly more rapidly than the powered mattress segment, and will comprise 41.5% of the total market.

Immobility caused by injury, old age, chronic illness, obesity and/or improper care is the main cause for the development of pressure ulcers. In these cases, a person lying in the same position for an extended period of time puts pressure on the bony prominences of the body surface. This pressure, if continued for a sustained period, can close blood capillaries that provide oxygen and nutrition to the skin. Over a period of time, these oxygen-deprived cells and tissues begin to break down and form sores. In addition to constant or excessive pressure, other contributing factors to the development of pressure ulcers include heat, moisture, friction and sheer.
Pressure ulcers impose a significant burden not only on the patient, but on the entire health care system. According to a study by Reddy et al. published in the Journal of American Medicine ("JAMA") in 2006, an estimated 2.5 million pressure ulcers are treated each year in the United States alone. As reported in Advances in Skin and Wound Care in 2010 by Jenkins et al., pressure ulcer prevalence in U.S. hospitals ranged from 12% to 19.7%. The National Pressure Ulcer Advisory Panel ("NPUAP") estimates that pressure ulcer incidence can range as high as 38 percent in hospitals, 23.9 percent in skilled nursing facilities, and 17 percent for home health agencies.
The Agency for Healthcare Research and Quality (AHRQ), part of the Department of Health and Human Services ("HHS"), reported in 2011 that pressure ulcers cost $9.1 billion to $11.6 billion per year in the United States, with the cost of individual patient care ranging from $20,900 to $151,700 per pressure ulcer. Medicare estimated in 2007 that each pressure ulcer added $43,180 in costs to a hospital stay.
Demographic conditions are also favorable to the market for medical support surfaces. The Centers for Disease Control and Prevention (the "CDC") in its report titled, “The State of Aging & Health in America 2013”, states that the growth in the number and proportion of older adults is unprecedented in the history of the United States. Two factors, longer life spans and aging baby boomers, will combine to double the population of Americans aged 65 years or older to about 72 million by 2030, when older adults will account for roughly 20% of the U.S. population. The growth in the elderly population should increase the number of patients requiring facility or home care beds. In addition, as individual’s age, skin becomes more susceptible to breakdown, increasing the likelihood of developing pressure ulcers.
Additionally, as reported by the National Center for Health Statistics in its 2013 report titled, “Long-Term Care Services in the United States: 2013 Overview”, the number of people using nursing facilities, alternative residential care places, or home care services is projected to increase from 15 million in 2000 to 27 million in 2050. This is a favorable trend for Tridien’s branded/private label portfolio of support surfaces which is targeted for post-acute care, including long-term care facilities and home health care.
Poor lifestyle choices may also fuel the need for Tridien’s products and services. According to the CDC, more than one-third (34.9% or 78.6 million) of U.S. adults in 2014 were obese. As published in the American Journal of Preventative Medicine in 2009, Finkelstein et al. reported that by 2030, 51% of the total U.S. population will be obese, a 33% increase in obesity prevalence and a 130% increase in severe obesity prevalence from 2010 levels. They further estimated that this forecasted increase in obesity would increase medical expenditures over the next 20 years by $550 billion. And research published in Health Affairs in 2009 concluded that the annual medical cost of obesity in the U.S. was $147 billion in 2008. On average, the medical costs for people who are obese were $1,429 higher than those of normal weight. As an individual’s weight increases, so too does the probability that the individual will become immobile. Immobility increases the likelihood that high-risk areas of the body will be subjected to prolonged periods of constant pressure. These patients are more likely to require therapeutic support surfaces.
Management believes that its differentiated, value-added business model, combined with several favorable demographic and industry trends, including an aging U.S. population, increasing life expectancies, rising obesity rates, and mounting reimbursement pressure on hospitals and long-term care facilities to prevent pressure ulcers, will provide opportunity for future growth.
Products and Services
Specialty beds, mattress replacements and mattress overlays are the primary products currently available for pressure reduction and pressure redistribution to prevent and treat pressure ulcers. The market for specialty beds and therapeutic surfaces include the acute care hospitals, long-term facilities (i.e. skilled nursing facilities), and home healthcare settings. The basic product categories are as follows:

•
Powered Support Surfaces - these are mattresses that can be used for therapy or prevention and typically use an electronic power source with air cylinders or a combination of air cylinders and foam. These products provide Alternating Pressure, Low Air Loss therapy, or Lateral Rotation.

Alternating Pressure Systems are designed to inflate specific air bladders cylinders while adjoining cylinders deflate in an alternating pattern. The alternating pattern of inflation and deflation prevents sustained pressure on an area of skin by shifting pressure from one area to another. This type of therapy provides movement under the patient’s skin to eliminate both excessive and constant pressure, the leading causes of pressure ulcers. Alternating Pressure Systems in the SenTech line incorporate Tridien’s intellectual property governing how the alternating pressure operates. This patented technology permits a maximum reduction of pressure in the deflated cells, thus nearly completely eliminating pressure on the areas of the body in contact with the cells.

A desirable feature often found in Powered Surfaces is Low Air Loss, which allows air to flow from the mattress to the patient’s skin. This helps control moisture and temperature at the mattress-skin interface in a process called “microclimate management”. Excessive moisture, temperature, and humidity are contributing factors to pressure ulcer formation and treatment hindrance. Tridien also employs patented technology in its LAL mattress systems, which many caregivers believe provides optimum healing therapy for the patient.

Another typical powered surface is Lateral Rotation, which can aid in turning a patient to reduce the risks associated with fluid build-up in a patient’s lungs. Tridien manufactures a Lateral Rotation system, which is positioned to help patients with pulmonary conditions or risk.

•
Non-Powered Support Surfaces - these are mattresses that have no powered elements. These products address the excessive pressure under a patient, but do not traditionally alternate pressure over various areas of the body. Non-powered surfaces are generally used for prevention rather than treatment and currently comprise the majority of support surfaces. Tridien manufactures a broad range of non-powered mattress systems using air, foam and gel. Non- powered support surfaces represented 60.8%, 53.7% and 53.6% of net sales in each of the years ended December 31, 2014, 2013 and 2012, respectively.

•
Positioning Devices - these products are used to position patients during surgical procedures as well as to minimize the likelihood of pressure ulcer formation during those procedures. Tridien offers a complete range of foam positioning devices. Patient positioning devices represented 21.6%, 24.9% and 27.7% of net sales in each of the years ended December 31, 2014, 2013 and 2012, respectively.

Business Strategies
Tridien’s management is concentrating on near-term strategies to improve operating efficiency while growing revenues and improving gross margins. The following is a discussion of these strategies:

Offer customers high quality, consistent product, on a national basis - Products produced by Tridien and its competitors are typically bulky in nature and may not be conducive to shipping. Management believes that many of its competitors do not have the scale or resources required to produce support surfaces for national distributors and believes that customers value manufacturers with the scale and sophistication required to meet these needs. Tridien offers its customers the highest standards of quality through its robust Quality Management Systems. All Tridien facilities are ISO 13485 registered.

Leverage scale to provide industry leading research and development - Higher acuity medical therapeutic surfaces are becoming increasingly technologically advanced. Tridien’s management believes that many smaller competitors do not have the resources required to effectively meet the increasing needs of the industry and believes that increased scale and investments in engineering and technology will allow it to better serve its customers through industry leading research, technology and development.

Pursue cost savings through scale purchasing and operational improvements - Many of the products used to manufacture medical support surfaces are standard in nature and management believes that increased scale achieved through acquisitions will allow it to benefit from lower cost of materials and therefore lower cost of sales.
Research and Development

Tridien develops therapeutic support surfaces independently (branded products) and in partnership with large manufacturers and distributors (OEM and CM products). Tridien’s offerings are comprehensive and include powered, non-powered and hybrid support surfaces. Tridien employs a team of dedicated professionals across the disciplines of engineering, quality, operations, marketing and project management. This team has expertise in the latest global standards and adheres to a multi-phase design process. Customers value Tridien’s ability to adapt to changing project needs, to conduct rapid concept and feasibility prototyping, to integrate new technology quickly and seamlessly, and to problem solve in a collaborative way. This is how Tridien stays on the cutting edge of new product development and can continually offer the next generation of support surfaces. During the years ended

December 31, 2014, 2013 and 2012, Tridien incurred $3.1 million, $2.4 million and $2.1 million, respectively, in research and development costs.
Customers
Approximately 73.2%, 68.4% and 66.6% of Tridien’s sales have been to its three largest customers in 2014, 2013 and 2012, respectively. Tridien’s top ten customers accounted for 84.0%, 85.1% and 79.7% of gross sales in 2014, 2013 and 2012, respectively. Substantially all revenue is derived from sales within the United States.
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
In January 2015, one of Tridien’s largest customers informed Tridien that they will not renew their purchase agreement when it expires on September 30, 2015. This customer represented 20% of Tridien’s sales in 2014. The expected lost sales and net income are significant enough to trigger an interim goodwill and indefinite-lived asset impairment analysis which will be performed during the first quarter of 2015.
Tridien had approximately $4.0 million and $3.4 million in firm backlog orders at December 31, 2014 and 2013, respectively.
Sales and Marketing
Tridien’s Support surfaces are primarily sold through distributors and through Durable Medical Equipment ("DME") suppliers. These customers either rent or sell to acute care (hospitals) facilities, long term care facilities and home health care organizations. The acute care distribution market for support surfaces is dominated by large suppliers such as Stryker Corporation and Hill-Rom Holdings Inc. Other national distributors usually provide specific types of support surface technology. Beyond national distribution intermediaries there are numerous smaller regional distributors who will purchase support surfaces developed by Tridien as certain brand lines are known in the market as providing proven therapy.
Tridien has a full range of support surface products that are sold or rented to healthcare distributors and occasionally sold directly to the end customer. Tridien also provides technical support and repair services for its products, an offering valued by customers.
Competition
Competition in the medical support surfaces and patient positioner market is based predominantly on product performance, features, warranties, service, price and durability. Other factors may include the ability of a manufacturer to customize their product offerings to meet the needs of large distributors. Tridien competes with manufacturers of varying sizes who then sell predominantly through distributors to the acute care, long term care and home health care markets. Tridien differentiates itself from these competitors based on its breadth of product offerings, patented technologies, quality of the products it manufacturers as well as its design and engineering capabilities to produce a full spectrum of surfaces that provide the greatest therapeutic outcome for every price point. While many competitors specialize in the production of a single type of support surface, and often outsource certain manufacturing skills required to develop and manufacture products, Tridien is able to offer its customers a full spectrum of support surfaces.
Suppliers
Tridien’s two primary raw materials used in manufacturing are polyurethane foam and fabric (primarily nylon and polycarbonate fabrics). Among Tridien’s largest raw material suppliers are Foamex International, Inc., Carpenter Company, and Dartex Coatings, Inc. Tridien uses multiple suppliers for foam and fabric and believes that these raw materials are in adequate supply and are available from many suppliers at competitive prices. The cost of raw materials as a percentage of sales was approximately 53% of gross sales in 2014, 51% of gross sales in fiscal 2013, and 48% of gross sales in fiscal 2012.

Intellectual Property
Tridien has 19 patents issued, filed from 1996 to 2014, and has 2 filed and pending patents.
Regulatory Environment
The Federal Food, Drug and Cosmetic Act (the "FFDCA"), and regulations issued or proposed there under, provide for regulation by the FDA of the marketing, manufacture, labeling, packaging and distribution of medical devices, including Tridien’s products. These regulations require, among other things that medical device manufacturers register with the FDA, list devices manufactured by them, and file various inspections by regulatory authorities and must comply with good manufacturing practices as required by the FDA and state regulatory authorities. Tridien’s management believes that Tridien is in substantial compliance with all applicable regulations.
Employees
As of December 31, 2014, Tridien employed 306 persons in all its locations together with 126 temporary employees. None of Tridien’s employees are subject to collective bargaining agreements. We believe that Tridien’s relationship with its employees is good.

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
At December 31, 2014, we had approximately $323.4 million outstanding under our 2014 Term Loan Facility and $174.2 million outstanding under our 2014 Revolving Credit Facility (representing draws under our revolver and outstanding letters of credit). We expect to increase our level of debt in the future. The terms of our 2014 Revolving Credit Facility contains a number of affirmative and restrictive covenants that, among other things, require us to:

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
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. While we have concluded that at December 31, 2014 that we have no material weaknesses in our internal controls over financial reporting we cannot assure you that we will not have a material weakness in the future. A “material weakness” is a control deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to maintain a system of internal controls over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or by the New York Stock Exchange. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected.
CGI may exercise significant influence over the Company.
CGI, through a wholly owned subsidiary, owns 7,931,000 or approximately 14.6% of our shares and may have significant influence over the election of directors in the future.

We could be negatively impacted by cybersecurity attacks.

We, and our businesses, use a variety of information technology systems in the ordinary course of business, which are potentially vulnerable to unauthorized access, computer viruses and cyber attacks, including cyber attacks to our information technology infrastructure and attempts by others to gain access to our propriety or sensitive information, and ranging from individual attempts to advanced persistent threats. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cyber security incidents. The results of these incidents could include misstated financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential customer, supplier or employee information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage, which could materially adversely affect our financial condition, business and results of operations. Any remedial costs or other liabilities related to cybersecurity incidents may not be fully insured or indemnified by other means.
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
Under the terms of the management services agreement, our Manager cannot be removed as a result of under performance. Instead, the Company’s board of directors can only remove our Manager in certain limited circumstances or upon a vote by the majority of the Company’s board of directors and the majority of our shareholders to terminate the management services agreement. This limitation could materially adversely affect the market price of our shares.
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
The management fee paid to CGM for the year ended December 31, 2014, was $22.7 million. The management fee is calculated by reference to the Company’s adjusted net assets, which will be impacted by the acquisition or disposition of businesses, which can be significantly influenced by our Manager, as well as the performance of our businesses and other businesses we may acquire in the future. Changes in adjusted net assets and in the resulting management fee could be significant, resulting in a material adverse effect on the Company’s results of operations. In addition, if the performance of the Company declines, assuming adjusted net assets remains the same, management fees will increase as a percentage of the Company’s net income.
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

The fees to be paid to our Manager pursuant to the management services agreement, the offsetting management services agreements and integration services agreements and the profit allocation to be paid to certain persons who are employees and partners of our Manager, as holders of the Allocation Interests, pursuant to the LLC Agreement may significantly reduce the amount of cash available for distribution to our shareholders.
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
Sostratus LLC, as holder of our Allocation Interests, will receive a profit allocation based on ongoing cash flows and capital gains in excess of a hurdle rate. Certain persons who are employees and partners of our Manager are owners of Sostratus LLC. In this respect, a calculation and payment of profit allocation may be triggered upon the sale of one of our businesses. As a result, our Manager may be incentivized to recommend the sale of one or more of our businesses to the Company’s board of directors at a time that may not be optimal for our shareholders.
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
Factors that could trigger impairment include the following:

•	significant under performance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period;

•
changes in our organization or management reporting structure could result in additional reporting units, which may require alternative methods of estimating fair values or greater desegregation or aggregation in our analysis by reporting unit; and

•	a decline in our market capitalization below net book value.
As of December 31, 2014, we had identified indefinite lived intangible assets with a carrying value in our financial statements of $166.7 million, and goodwill of $359.2 million.
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
Changes in inflation could materially adversely affect the costs and availability of raw materials used in our manufacturing businesses, and changes in fuel costs likely will affect the costs of transporting materials from our suppliers and shipping goods to our customers, as well as the effective areas from which we can recruit temporary staffing personnel. For example, for Advanced Circuits, the principal raw materials consist of copper and glass and represent approximately 20% of net sales in 2014. Prices for these key raw materials may fluctuate during periods of high demand. The ability by these businesses to offset the effect of increases in raw material prices by increasing their prices is uncertain. If these businesses are unable to cover price increases of these raw materials, their financial condition, business and results of operations could be materially adversely affected.
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
Our businesses have incurred and will continue to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in the products of certain of our businesses. These requirements could adversely affect the sourcing, availability and pricing of conflict minerals used in the manufacturing processes for certain products of our businesses. We have determined that certain of our subsidiaries’ products contain conflict minerals and we have developed a process to identify where such minerals originated. As of the date of our conflict minerals report for the 2013 calendar year, we were unable to determine whether or not such minerals originated in the DRC or its adjoining countries. We may continue to face difficulties in gathering this information in the future since the supply chain of certain of our businesses is complex, and we may not be able to ascertain the origins for these minerals or determine that these minerals are DRC conflict-free, which may harm the reputation of some of our businesses. Some of our businesses may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict-free, which could harm relationships with such customers and lead to a loss of revenue. Our pool of suppliers from which some of our businesses source these minerals may be limited, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase costs and adversely affect the manufacturing operations and profitability of certain of our businesses. Any one or a combination of these various factors could negatively impact our financial condition, business and results of operations.
The Budget Control Act of 2011 (“BCA”) could impact the operating results and profit of our businesses.
The U.S. government continues to focus on developing and implementing spending, tax, and other initiatives to stimulate the economy, create jobs, and reduce the deficit. One of these initiatives, the BCA, imposes greater constraints on government spending. In an attempt to balance decisions regarding defense, homeland security, and other federal spending priorities, the BCA immediately imposed spending caps that contained reductions to the Department of Defense (“DoD”) base budgets over a ten-year period ending in 2021.The Bipartisan Budget Act of 2013, enacted on December 26, 2013, reduced the impact of the “sequestration” during the government’s 2014 and 2015 fiscal years by increasing the spending caps for those years, in exchange for extending sequestration into fiscal years 2022 and 2023. Sequestration is currently scheduled to resume in the government’s 2016 fiscal year, however the proposed DoD budget for fiscal year 2016 exceeds its imposed spending caps. , A significant decline in overall U.S. government or DoD spending, a substantial reduction or elimination of particular defense-related programs or significant delays in contract or task order awards resulting from a sequestration could have a material adverse effect on our businesses, result of operations and financial condition.

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
Clean Earth’s facilities operate using permits and licenses issued by various regulatory bodies at various local, state and federal government levels. Failure to renew its permits and licenses necessary to operate Clean Earth’s facilities on a timely basis or failure to renew or maintain compliance with its permits and site lease agreements on a timely basis could prevent or restrict its ability to provide certain services, resulting in a material adverse effect on its business. There can be no assurance that Clean Earth will continue to be successful in obtaining timely permit or license applications approval, maintaining compliance with its permits and lease agreements and obtaining timely lease renewals.

Clean Earth operates fourteen facilities that accept, process and/or treat materials provided by its customers. These facilities may be inherently dangerous workplaces. If Clean Earth fails to maintain safe worksites, it may be subject to significant operating risks and hazards that could result in injury or death to persons, which could result in losses or liabilities to it.

Clean Earth’s safety record is an important consideration for it and its customers. If serious accidents or fatalities occur or its safety record was to deteriorate, it may be ineligible to bid on certain work, and existing service arrangements could be terminated. Further, regulatory changes implemented by OSHA could impose additional costs on Clean Earth. Adverse experience with hazards and claims could have a negative effect on Clean Earth’s reputation with its existing or potential new customers and its prospects for future work.

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
Clean Earth’s revenue is primarily generated as a result of requirements imposed on our customers under federal, state, and provincial laws and regulations to protect public health and the environment. If requirements to comply with laws and regulations governing management of contaminated soils, dredge dmMaterial, and hazardous wastes were relaxed or less vigorously enforced, demand for Clean Earth’s services could materially decrease and its revenues and earnings could be significantly reduced.

Risks Related to SternoCandleLamp

SternoCandleLamp products operate at high temperatures and use flammable fuels, each of which could subject our business to product liability claims.

SternoCandleLamp products expose it to potential product liability claims typical of fuel based heating products. The fuels SternoCandleLamp uses in its products are flammable and may be toxic if ingested. Although SternoCandleLamp products have comprehensive labeling and it follows government and third party based standards and protocols, it can not guarantee there will not be accidents due to misuse or otherwise. Accidents involving SternoCandleLamp products may have an adverse effect on its reputation and reduce demand for its products. In addition, SternoCandleLamp may be held responsible for damages beyond its insurance coverage and there can be no guarantee that it will be able to produce adequate insurance coverage in the future.
Risks Related to Tridien
Certain of Tridien’s products are subject to regulation by the FDA.
Certain of Tridien’s mattress products are Class II devices within Section 201(h) of the Federal FDCA (21 USC §321(h), and, as such, are subject to the requirements of the FFDCA and certain rules and regulations of the FDA. Prior to our acquisition of Tridien, one of its subsidiaries received a warning letter from the FDA in connection with certain deficiencies identified during a regular FDA audit, including noncompliance with certain design control requirements, certain of the good manufacturing practice regulations defined in 21 C.F.R. 820 and certain record keeping requirements. Tridien’s subsidiary has undertaken corrective measures to address the deficiencies and continues to fully cooperate with the FDA. Tridien is vulnerable to actions that may be taken by the FDA which have a material adverse effect on Tridien and/or its business. The FDA has the authority to inspect without notice, and to take any disciplinary action that it sees fit.
A change in Medicare Reimbursement Guidelines may reduce demand for Tridien’s products.
Certain changes in Medicare Reimbursement Guidelines may reduce demand for medical support surfaces and have a material effect on Tridien’s operating performance.

A small number of customers account for a large amount of Tridien’s sales, and Tridien’s operations may be adversely effected if it loses certain of these customers.

During the year ended December 31, 2014, three customers accounted for approximately 73% of Tridien's total sales. A decision by any of Tridien’s top customers to significantly decrease the volume of products purchased from it could substantially reduce Tridien’s revenues and may have a material adverse effect on its business, results of operations, financial condition and cash flows.

In January 2015, Tridien was notified by one of their top customers, whose sales comprised approximately 20% of Tridien's total sales in 2014, that they will not renew its contract with Tridien, which expires on October 1, 2015. In the event that Tridien is not able to replace any lost revenues from this customer with revenues from another source, the loss in revenues from this customer could lower revenues and operating earnings. Tridien expects that a small number of customers will continue to account for a significant portion of its sales for the foreseeable future.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
NONE

ITEM 2. – PROPERTIES
CamelBak
CamelBak’s headquarters is located in Petaluma, California where they lease approximately 33,000 square feet of office space and an additional 1,000 square feet of storage space. CamelBak also leases manufacturing and warehouse facilities in San Diego, California (124,000 square feet) and Tijuana, Mexico (53,000 square feet), and office space in Mareveles, Phillipines (10,000 square feet).
Ergobaby
Ergobaby operates out of five offices. Its corporate headquarters is in Los Angeles, California where it leases 8,800 square feet. Ergobaby moved into new corporate headquarters in February 2015 in Los Angeles, California where it leases 16,500 square feet. Ergobaby’s European headquarters is located in Hamburg, Germany where it leases approximately 2,411 square feet and a sales office in Paris, France. Ergobaby also leases 2,426 square feet of office space in Pukalani, Hawaii. Orbit Baby leases 41,400 square feet of office, manufacturing and warehouse space in Newark, California.
Liberty Safe
Liberty Safe leases offices and warehouse facilities at two locations in Payson, Utah. The corporate headquarters and manufacturing facility are located in a 314,000 square foot building. Liberty leases an additional warehouse facility totaling approximately 11,000 square feet.
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
American Furniture
American Furniture operates primarily from a manufacturing and warehousing facility located in Ecru, MS, of which approximately 750,000 square feet was refurbished in 2008 as a result of damage caused by a fire in 2008. This 1.1 million square foot facility includes 350,000 square feet of manufacturing space, 750,000 square feet of warehouse space and 82 shipping docks. AFM also leases approximately 19,000 square feet of showroom space in High Point, North Carolina, and Las Vegas, Nevada allowing it to showcase its products to buyers during trade shows held in those cities.

Arnold
Arnold is headquartered in Rochester, New York and has nine manufacturing facilities. The summary below outlines Arnold’s property locations. Arnold owns the Ogallala, Nebraska location and the others are leased.

Location	Sq. Ft.	Use
Marengo, IL	94,220	Office/Warehouse
Marietta, OH	81,000	Office/Warehouse
Marietta, OH	22,646	Warehouse
Marengo, IL	55,200	Office/Warehouse
Norfolk, NE	109,000	Office/Warehouse
Rochester, NY	73,000	Office/Warehouse
Ogallala, NE	25,000	Office/Warehouse
Bingham Farms, MI	675	Office
Guangdong Province, Peoples Republic of China	154,210	Office/Warehouse
Sheffield, England	25,000	Office/Warehouse
Lupfig, Switzerland	58,405	Office/Warehouse
Hanau, Germany	1,092	Office
Crolles, France	215	Office
Clean Earth
Clean Earth is headquartered in Hatboro, Pennsylvania and has fourteen permitted facilities as well as several offices. The summary below outlines Clean Earth's property locations.

Location (County, State)	Operation	Size	Leased or Owned
Montgomery, PA	Corporate Headquarters	16,669 sq. ft.	Leased
Butler, PA	Offices	7500 sq. ft.	Leased
Nassau, NY	Waste Brokerage	1,596 sq. ft.	Leased
Middlesex, NJ	Fixed Base Remediation	~ 16 acres	Leased
Hudson, NJ	Dredging Services	~ 7 acres	Leased
Hudson, NJ	RCRA TSDF	~ 14.5 acres	Owned/ Leased
Hudson, NJ	Dredging Services and Beneficial Reuse	~ 20 acres	Lease
Philadelphia, PA	Med. Temperature Thermal Desorption	8.5 acres	Owned
Bucks, PA	Med. Temperature Thermal Desorption	7.8 acres	Owned
Lycoming, PA	Drill Cuttings Stabilization	~ 2 acres	Leased
New Castle, DE	Med. Temperature Thermal Desorption	7.6 acres	Leased
Prince Georges, MD	Chemical Stabilization	42.49 acres	Owned
Washington, MD	Chemical Stabilization	13.67 acres	Owned
Glades, FL	Med. Temperature Thermal Desorption	11.29 acres	Owned
Camden, GA	Med. Temperature Thermal Desorption	2.92 acres	Owned
Marshall, KY	RCRA TSDF	~ 25.2 acres	Owned
Monongalia, WV	RCRA TSDF - Aerosol Recycling	~ 1 acres	Owned
Allegheny, PA	Transportation facility	~ 3500 sq. ft.	Leased

SternoCandleLamp
SternoCandleLamp owns a 103,000 square foot manufacturing and production facility in Memphis, Tennessee, and a 214,000 square foot manufacturing and production facility in Texarkana, Texas. The Company also leases 12,330 square feet of office space in Corona, California for its corporate headquarters.
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

ITEM 3. – LEGAL PROCEEDINGS
Tridien

Our majority owned subsidiary, Tridien, through its subsidiary, AMF Support Services, Inc. ("AMF") is subject to a workers' compensation claim in the State of California, being adjudicated by the Riverside County Workers' Compensation Appeals Board.  The claim is the result of an industrial accident that occurred on March 2, 2013, and the injuries sustained by a contract employee working at Tridien's Corona, California facility.  The employee is seeking workers' compensation benefits from AMF, as the special employer, and the staffing company who employed the worker, as the general employer.  The employee has also alleged that the employee's injuries are the result of the employer's "serious and willful misconduct", and has made a claim under California Labor Code § 4553 for damages.  If proven, the "serious and willful" penalty is fixed by statute at either $0 or 50% of the value of all workers' compensation benefits paid as a result of the injury and is not insurable. The underlying workers' compensation claims are still being adjudicated. At this stage, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from these proceedings. Accordingly, no amounts in respect of this matter have been provided in the Company's accompanying financial statements.  We believe that we have meritorious defenses to the allegations and will continue to vigorously defend against the claims.

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
Our Trust stock has traded on the New York Stock Exchange (the “NYSE”) under the symbol “CODI” since November 1, 2011. Previously, our stock was traded on the NASDAQ Global Select Market under the symbol “CODI.” The following table sets forth the high and low sales prices per share as reported NYSE, and thereafter on the NYSE. The highest and lowest sales prices per share of Trust stock were $14.81 and $19.64, respectively, for the periods presented below:

Quarter Ended	High	Low	Distribution Declared
December 31, 2014	$18.45	$15.89	$0.36
September 31, 2014	18.21	17.14	0.36
June 30, 2014	17.86	15.99	0.36
March 31, 2014	18.23	16.42	0.36
December 31, 2013	19.64	16.97	0.36
September 30, 2013	18.94	16.92	0.36
June 30, 2013	17.99	15.68	0.36
March 31, 2013	16.21	14.81	0.36
Common Stock Holders
On December 31, 2014 there were 18 registered holders of our common stock. The number of registered holders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.
COMPARATIVE PERFORMANCE OF SHARES OF TRUST STOCK
The performance graph shown below compares the change in cumulative total shareholder return on shares of Trust stock with the NASDAQ Stock Market Index, the NASDAQ Other Finance Index, the NYSE Composite Index and the NYSE Financial Sector Index from May 16, 2006, when we completed our initial public offering, through the quarter ended December 31, 2014. The graph sets the beginning value of shares of Trust stock and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of shares of Trust stock.

Data	June 30, 2006	September 30, 2006	December 31, 2006
Compass Diversified Holdings	$94.88	$102.73	$117.00
NASDAQ Stock Market Index	$97.44	$101.31	$108.35
NASDAQ Other Finance Index	$94.03	$104.02	$107.59
NYSE Financial Sector Index	$96.28	$102.56	$109.91
NYSE Composite Index	$97.39	$100.98	$108.96

Data	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Compass Diversified Holdings	$116.32	$125.83	$115.41	$109.10
NASDAQ Stock Market Index	$108.64	$116.78	$121.19	$118.98
NASDAQ Other Finance Index	$104.70	$112.86	$107.18	$108.11
NYSE Financial Sector Index	$108.12	$110.18	$106.81	$95.51
NYSE Composite Index	$110.42	$117.71	$119.69	$116.13

Data	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Compass Diversified Holdings	$98.39	$87.54	$109.45	$90.41
NASDAQ Stock Market Index	$102.24	$102.86	$93.84	$70.75
NASDAQ Other Finance Index	$86.86	$85.52	$90.56	$57.91
NYSE Financial Sector Index	$83.31	$71.39	$69.23	$44.28
NYSE Composite Index	$104.88	$103.25	$89.81	$68.64

Data	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Compass Diversified Holdings	$73.55	$68.75	$91.64	$114.42
NASDAQ Stock Market Index	$68.57	$82.32	$95.21	$101.80
NASDAQ Other Finance Index	$55.01	$68.57	$74.63	$75.76
NYSE Financial Sector Index	$33.01	$44.86	$56.70	$54.32
NYSE Composite Index	$59.39	$70.40	$82.39	$85.66

Data	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Compass Diversified Holdings	$139.58	$124.69	$152.90	$169.77
NASDAQ Stock Market Index	$107.57	$94.62	$106.26	$119.01
NASDAQ Other Finance Index	$77.58	$67.39	$70.23	$84.52
NYSE Financial Sector Index	$58.00	$49.31	$53.76	$57.05
NYSE Composite Index	$88.80	$77.13	$86.81	$94.95

Data	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Compass Diversified Holdings	$143.35	$163.05	$122.22	$126.56
NASDAQ Stock Market Index	$124.76	$124.42	$108.36	$116.87
NASDAQ Other Finance Index	$86.58	$82.50	$66.10	$71.25
NYSE Financial Sector Index	$59.27	$56.77	$43.78	$46.75
NYSE Composite Index	$100.21	$99.18	$80.97	$89.14

Data	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Compass Diversified Holdings	$153.56	$147.20	$158.36	$159.96
NASDAQ Stock Market Index	$138.69	$131.67	$139.80	$135.46
NASDAQ Other Finance Index	$83.12	$80.69	$83.59	$83.87
NYSE Financial Sector Index	$55.18	$51.30	$54.71	$58.85
NYSE Composite Index	$97.85	$93.02	$98.37	$100.67

Data	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Compass Diversified Holdings	$174.98	$195.86	$201.45	$224.45
NASDAQ Stock Market Index	$146.58	$152.67	$169.19	$187.36
NASDAQ Other Finance Index	$98.41	$102.70	$106.62	$117.93
NYSE Financial Sector Index	$63.14	$65.10	$68.66	$73.10
NYSE Composite Index	$108.58	$108.65	$114.71	$124.00

Data	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Compass Diversified Holdings	$218.56	$212.14	$206.95	$194.20
NASDAQ Stock Market Index	$188.37	$197.75	$201.58	$212.46
NASDAQ Other Finance Index	$115.15	$114.94	$113.84	$117.29
NYSE Financial Sector Index	$73.30	$75.02	$74.39	$77.17
NYSE Composite Index	$125.52	$130.90	$127.60	$129.23

Distributions
For the years 2014, 2013 and 2012, we have declared and paid quarterly cash distributions to holders of record as follows:

Quarter Ended	Declaration Date	Payment Date	Distribution Per Share
December 31, 2014	January 8, 2015	January 29, 2015	$0.36
September 30, 2014	October 7, 2014	October 30, 2014	$0.36
June 30, 2014	July 10, 2014	July 30, 2014	$0.36
March 31, 2014	April 10, 2014	April 30, 2014	$0.36
December 31, 2013	January 9, 2014	January 30, 2014	$0.36
September 30, 2013	October 10, 2013	October 30, 2013	$0.36
June 30, 2013	July 10, 2013	July 30, 2013	$0.36
March 31, 2013	April 9, 2013	April 30, 2013	$0.36
December 31, 2012	January 10, 2013	January 31, 2013	$0.36
September 30, 2012	October 9, 2012	October 31, 2012	$0.36
June 30, 2012	July 10, 2012	July 31, 2012	$0.36
March 31, 2012	April 10, 2012	April 30, 2012	$0.36
We currently intend to continue to declare and pay regular quarterly cash distributions on all outstanding shares through fiscal 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7.

ITEM 6. – SELECTED FINANCIAL DATA
The following table sets forth selected historical and other data of the Company and should be read in conjunction with the more detailed consolidated financial statements included elsewhere in this report. Selected financial data below includes the results of operations, cash flow and balance sheet data of the Company for the years ended December 31, 2014, 2013, 2012, 2011, and 2010. We completed our IPO on May 16, 2006 and used the proceeds of the IPO and separate private placement transactions that closed in conjunction with our IPO, and from our Prior Credit Agreement, to purchase controlling interests in four of our initial operating subsidiaries. The following table details our acquisitions and dispositions subsequent to our IPO.

Acquisitions:	Acquisition Date	Disposition Date
Advanced Circuits(1)	May 16, 2006	n/a
Staffmark(1)	May 16, 2006	October 17, 2011
Crosman(1)	May 16, 2006	January 5, 2007
Silvue(1)	May 16, 2006	June 25, 2008
Tridien	August 1, 2006	n/a
Aeroglide	February 28, 2007	June 24, 2008
HALO	February 28, 2007	May 1, 2012
American Furniture	August 31, 2007	n/a
FOX (2)	January 4, 2008	n/a
Liberty	March 31, 2010	n/a
Ergobaby	September 16, 2010	n/a
CamelBak	August 24, 2011	n/a
Arnold Magnetics	March 5, 2012	n/a
Clean Earth	August 26, 2014	n/a
SternoCandleLamp	October 10, 2014	n/a

(1)	Represent initial operating subsidiaries.

(2)
The Company sold 5,800,238 shares of FOX during FOX's initial public offering in August 2013, and an additional 4,466,569 shares during a FOX secondary offering in July 2014, resulting in the Company holding approximately 41% ownership interest in FOX at December 31, 2014. Effective July 11, 2014, the date that the Company's ownership interest in FOX fell below 50%, the Company began accounting for the investment in FOX as an equity method investment at fair value. FOX's results of operations and cash flows are included in the consolidated results of operations and cash flows of the Company from the date of acquisition through July 10, 2014, the date at which the Company began accounting for the investment in FOX using the equity method of accounting.

The operating results for HALO are reflected as discontinued operations in 2012, 2011, and 2010 and are not included in the continuing operations data below. The operating results for Staffmark are reflected as discontinued operations in 2011 and 2010 and are not included in the continuing operations data below. Data included below only includes activity in our operating subsidiaries from their respective dates of acquisition.

	Year ended December 31,
	2014	2013	2012	2011	2010
Statements of Operations Data:
Net sales	$982,300	$985,539	$884,721	$606,644	$504,659
Cost of sales	688,631	679,708	605,867	427,500	366,297
Gross profit	293,669	305,831	278,854	179,144	138,362
Operating expenses:
Selling, general and administrative	181,683	167,738	161,141	110,031	81,585
Supplemental put expense (reversal)	—	(45,995)	15,995	11,783	32,516
Management fees	22,722	18,632	17,633	16,283	14,576
Amortization expense	33,606	29,632	30,268	22,072	17,023
Impairment expense	—	12,918	—	27,769	38,835
Operating income (loss)	$55,658	$122,906	$53,817	$(8,794)	$(46,173)
Gain on deconsolidation of subsidiary	264,325	—	—	—	—
Gain on equity method investment	11,029	—	—	—	—
Income (loss) from continuing operations	$291,155	$78,816	$5,753	$(32,801)	$(66,324)
Income (loss) and gain (loss) from discontinued operations	—	—	(1,413)	105,613	21,554
Net income (loss)	291,155	78,816	4,340	72,812	(44,770)
Net income from continuing operations—noncontrolling interest	12,320	10,752	8,508	5,641	902
Net income (loss) from discontinued operations—noncontrolling interest	—	—	(226)	2,212	3,085
Net income (loss) attributable to Holdings	$278,835	$68,064	$(3,942)	$64,959	$(48,757)
Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$5.38	$1.05	$(0.06)	$(0.81)	$(1.64)
Discontinued operations	—	—	(0.02)	2.18	0.45
Basic and fully diluted income (loss) per share attributable to Holdings	$5.38	$1.05	$(0.08)	$1.37	$(1.19)
Cash Flow Data:
Cash provided by operating activities	$70,695	$72,374	$52,566	$91,374	$44,841
Cash provided by (used in) investing activities	(424,753)	66,286	(84,426)	(86,620)	(182,392)
Cash (used in) provided by financing activities	265,487	(44,122)	(82,232)	114,080	119,592
Net increase (decrease) in cash and cash equivalents	(89,526)	94,988	(114,129)	118,834	(17,959)

	December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Current assets	$320,799	$399,133	$267,659	$360,221	$333,339
Total assets	1,547,430	1,044,913	955,201	1,029,906	984,041
Current liabilities	141,231	130,130	113,799	118,162	151,404
Long-term debt	485,547	280,389	267,008	214,000	94,000
Total liabilities	739,096	475,978	498,989	433,428	408,131
Noncontrolling interests	40,903	95,550	41,584	98,969	87,840
Shareholders’ equity attributable to Holdings	767,431	473,385	414,628	497,509	488,070

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
From May 16, 2006 through December 31, 2014, we purchased fifteen businesses (each of our businesses is treated as a separate operating segment) and disposed of five as follows:
Acquisitions

•
On May 16, 2006, we made loans to and purchased a controlling interest in CBS Personnel Holdings for $55 million and later Staffmark Holdings, Inc., which we refer to as Staffmark, for approximately $129 million.

•	On May 16, 2006, we made loans to and purchased a controlling interest in Crosman for approximately $73 million.

•
On May 16, 2006, we made loans to and purchased a controlling interest in Advanced Circuits for approximately $81 million. As of December 31, 2014, we own approximately 69.4% of the common stock on a primary basis and 69.3% on a fully diluted basis.

•	On May 16, 2006, we made loans to and purchased a controlling interest in Silvue for approximately $36 million.

•
On August 1, 2006, we made loans to and purchased a controlling interest in Tridien for approximately $31 million. As of December 31, 2014, we own approximately 81.3% of the common stock on a primary basis and 65.4% on a fully diluted basis.

•	On February 28, 2007, we made loans to and purchased a controlling interest in Aeroglide for approximately $58 million.

•	On February 28, 2007, we made loans to and purchased a controlling interest in HALO for approximately $62 million.

•
On August 31, 2007, we made loans to and purchased a controlling interest in American Furniture for approximately $97 million. As of December 31, 2014, we own approximately 99.9% of the common stock on a primary basis and 99.9% on a fully diluted basis.

•	On January 4, 2008, we made loans to and purchased a controlling interest in FOX for approximately $80.4 million. As of December 31, 2013, we own approximately 41% of the common stock.

•
On March 31, 2010, we made loans to and purchased a controlling interest in Liberty Safe for approximately $70.2 million. As of December 31, 2014 we own approximately 96.2% on a primary basis and 84.8% on a fully diluted basis.

•
On September 16, 2010, we made loans to and purchased a controlling interest in Ergobaby for approximately $85.2 million. As of December 31, 2014, we own approximately 81.0% on a primary basis and 74.3% on a fully diluted basis.

•
On August 24, 2011, we made loans to and purchased a controlling interest in CamelBak for approximately $211.6 million. As of December 31, 2014, we own approximately 89.9% on a primary basis and 79.7% on a fully diluted basis.

•
On March 5, 2012, we made loans to and purchased a controlling interest in Arnold Magnetics for approximately $128.8 million. As of December 31, 2014, we own approximately 96.7% on a primary basis and 87.5% on a fully diluted basis.

•
On August 26, 2014, we made loans to and purchased a controlling interest in Clean Earth for approximately $251.4 million. As of December 31, 2014, we own approximately 97.9% of the common stock on a primary basis and 86.2% on a fully diluted basis.

•
On October 10, 2014, we made loans to and purchased all of the outstanding shares of SternoCandleLamp for approximately $160.0 million. As of December 31, 2014, we own approximately 100.0% of the outstanding common stock on a primary basis, and 91.7 % on a fully diluted basis.

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
In addition, FOX completed an IPO of its common stock in August 2013 in which we sold a 22% interest in FOX receiving net proceeds totaling $80.9 million, and a secondary offering of its common stock in July 2014 in which we sold a 12% interest in FOX and received net proceeds of approximately $65.5 million. We now hold approximately 41% ownership interest in FOX.

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
2014 Highlights
Acquisitions
Clean Earth
On August 26, 2014, we purchased a 97.9% controlling interest (86.2% on a fully diluted basis) in Clean Earth. Founded in 1990 and headquartered in Hatboro, Pennsylvania, Clean Earth is a provider of environmental services for a variety of contaminated materials. Clean Earth provides a one-stop shop solution that analyzes, treats, documents and recycles waste streams generated in multiple end-markets such as power, construction, commercial development, oil & gas, infrastructure, industrial and dredging. Approximately 98% of the material processed by Clean Earth is beneficially reused for such purposes as daily landfill cover, industrial and brownfield redevelopment projects.

The purchase price, including proceeds from non-controlling interests, was approximately $251.4 million and was based on a total enterprise value of $243 million and included approximately $10.3 million in cash and working capital adjustments. We funded the acquisition through available cash on hand and a draw of $95 million on our Revolving Credit Facility. Clean Earth’s management invested in the transaction alongside us, collectively representing approximately 2.1% in initial non-controlling interest on a primary basis. CGM acted as an advisor to us in the acquisition and will continue to provide integration services during the first year of our ownership of Clean Earth. CGM will receive integration service fees of approximately $2.5 million which will be payable quarterly as services are rendered beginning on October 1, 2014. CGM received $0.6 million in integration service fees during the three months ended December 31, 2014.
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

The purchase price was approximately $160.0 million based on a total enterprise value of $161.5 million, and included approximately $1.3 million in working capital adjustments. We funded the acquisition through available cash on hand and a drawing of approximately $166 million on our Revolving Credit Facility. CGM acted as an advisor to us in the acquisition and will continue to provide integration services during the first year of our ownership of SternoCandleLamp. CGM will receive integration service fees of approximately $1.5 million which will be payable quarterly as services are rendered beginning on November 1, 2014. CGM received $0.4 million in integration service fees during the three months ended December 31, 2014.

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

Public Share Offering
On November 11, 2014, we completed a public offering of 6,000,000 Trust shares at an offering price of $17.50 per share. We received net proceeds of approximately $99.9 million after deducting the underwriters' discount and offering costs. We used the proceeds from the offering to paydown our 2014 Revolving Credit Facility.

Sale of FOX common stock
On July 10, 2014, 5,750,000 shares of FOX common stock, held by certain FOX shareholders, including us, were sold in a secondary offering at a price of $15.50 per share for total net proceeds to selling shareholders of approximately $84.4 million.
As a selling shareholder we sold a total of 4,466,569 shares of FOX common stock, including 633,955 shares sold in connection with underwriters’ exercise of the over-allotment option in full, for total net proceeds of approximately $65.5 million. Upon completion of the offering, our ownership in FOX was reduced from approximately 53% to 41%, or 15,108,718 shares of FOX’s common stock. As a result of the FOX Secondary Offering, we deconsolidated FOX as of July 10, 2014 which is consistent with our intention to streamline our consolidated financial reporting. In connection with the FOX deconsolidation, we recorded a gain of $264.3 million in the quarter ended September 30, 2014.
2014 Distributions
For the 2014 fiscal year we declared distributions to our shareholders totaling $1.44 per share.
Areas of focus in 2015
The areas of focus for 2015, which are generally applicable to each of our businesses, include:

•	Achieving sales growth through a combination of new product development, increasing distribution and international expansion;

•	Taking market share, where possible, in each of our niche market leading companies, generally at the expense of less well capitalized competitors;

•	Striving for excellence in supply chain management, manufacturing and technological capabilities;

•	Continuing to pursue expense reduction and cost savings in lower margin business lines or in response to lower production volume;

•	Continuing to grow through disciplined, strategic acquisitions and rigorous integration processes; and

•
Driving free cash flow through increased net income and effective working capital management, enabling continued investment in our businesses, strategic acquisitions, and distributions to our shareholders.

Middle market deal flow in the year ended December 31, 2014 increased relative to 2013, both in terms of quantity and quality, in part due to attractive valuations for sellers. High valuation levels continue to be driven by the availability of debt capital with favorable terms and financial and strategic buyers seeking to deploy available equity capital.

Results of Operations
We were formed on November 18, 2005 and acquired our existing businesses (segments) as follows:

May 16, 2006	August 1, 2006	August 31, 2007	March 31, 2010	September 16, 2010	August 24, 2011
Advanced Circuits	Tridien	American Furniture	Liberty Safe	Ergobaby	CamelBak

March 5, 2012	August 26, 2014	October 10, 2014
Arnold	Clean Earth	SternoCandleLamp

Fiscal 2014, 2013 and 2012 each represent a full year of operating results included in our consolidated results of operations for six of our businesses. We acquired Arnold in March 2012, and Clean Earth and SternoCandleLamp in August 2014 and October 2014, respectively. Additionally, on July 10, 2014, our ownership interest in FOX decreased to approximately 41% and as a result, beginning July 10, 2014, FOX no longer met the requirements for inclusion in our consolidated results of operations. In the following results of operations, we provide (i) our actual Consolidated Results of Operations for the years ended December 31, 2014, 2013 and 2012, which includes the historical results of operations of each of our businesses (operating segments) from the date of acquisition and (ii) comparative historical results of operations for each of our businesses on a stand-alone basis (“Results of Operations – Our Businesses”), for each of the years ended December 31, 2014, 2013 and 2012, where all years presented include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable.
Consolidated Results of Operations — Compass Diversified Holdings

	Year Ended December 31, 2014
(in thousands)	Consolidated Results of Operations	Less: FOX (191 days)	Consolidated Results less FOX
Net sales	$982,300	$149,995	$832,305
Cost of sales	688,631	103,701	584,930
Gross profit	293,669	46,294	247,375
Selling, general and administrative expense	181,683	25,780	155,903
Management fees	22,722	—	22,722
Amortization of intangibles	33,606	3,220	30,386
Operating income	$55,658	$17,294	$38,364

	Year Ended December 31, 2013
(in thousands)	Consolidated Results of Operations	Less: FOX	Consolidated Results less FOX
Net sales	$985,539	$272,746	$712,793
Cost of sales	679,708	192,617	487,091
Gross profit	305,831	80,129	225,702
Selling, general and administrative expense	167,738	35,662	132,076
Management fees	18,632	308	18,324
Supplemental put reversal (1)	(45,995)	—	(45,995)
Amortization of intangibles	29,632	5,378	24,254
Impairment expense	12,918	—	12,918
Operating income	$122,906	$38,781	$84,125

(1)	Refer to – “Liquidity and Capital Resources – Termination of Supplemental Put Agreement” for more detail surrounding this transaction.

	Year Ended December 31, 2012
(in thousands)	Consolidated Results of Operations	Less: FOX	Consolidated Results less FOX
Net sales	$884,721	$235,869	$648,852
Cost of sales	605,867	173,040	432,827
Gross profit	278,854	62,829	216,025
Selling, general and administrative expense	161,141	30,862	130,279
Management fees	17,633	500	17,133
Supplemental put expense	15,995	—	15,995
Amortization of intangibles	30,268	5,315	24,953
Operating income	$53,817	$26,152	$27,665

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Net sales

On a consolidated basis, net of FOX, net sales for the year ended December 31, 2014 increased $119.5 million or 16.8% as compared to the year ended December 31, 2013. Refer to “Results of Operations – Our Businesses” for a more detailed analysis of net sales by business segment.
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

Cost of sales

On a consolidated basis, net of FOX, cost of sales increased approximately $97.8 million during the year ended December 31, 2014 as compared to the same period in 2013. Gross profit as a percentage of sales was approximately 29.7% in the year ended December 31, 2014, compared to 31.7% in 2013. This decrease in gross profit as a percentage of sales in the year ended December 31, 2014 is due principally to a decrease in gross margins at Liberty Safe resulting from discounted sales and production volume variances due to the reduction in sales, as well as the mix of sales at our subsidiaries during 2014 as compared to 2013. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of cost of sales by business segment.

Selling, general and administrative expense

On a consolidated basis, net of FOX, selling, general and administrative expense increased $23.8 million during the year ended December 31, 2014, as compared to the corresponding period in 2013. The increase in expenses was due to our acquisition of Clean Earth in August 2014 ($12.4 million in selling, general and administrative expenses from date of acquisition through year-end) and SternoCandleLamp in October 2014 ($6.3 million in selling, general and administrative expenses from the date of acquisition through year-end), as well as an increase of $5.3 million in selling, general and administrative expenses at Ergobaby during 2014 as compared to the corresponding period in 2013 related to costs associated with new product promotion and support. These 2014 increases were offset in part by a decrease in costs at Liberty Safe during 2014 as compared to 2013. At the corporate level, general and administrative expense was $11.2 million for the year ended December 31, 2014 and $10.9 million for the year ended December 31, 2013, an increase of $0.3 million.

Refer to “Results of Operations – Our Businesses”, for a more detailed analysis of selling, general and administrative expense by segment.

Management fees

Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. The management fee in 2014 as compared to 2013 increased $4.4 million, primarily as a result of the acquisition of Clean Earth in August 2014 and SternoCandleLamp in October 2014.
Refer to —“Related Party Transactions and Certain Transactions Involving our Businesses” for more information about the MSA.

Supplemental put reversal

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

Impairment expense

During fiscal 2013, one of Tridien’s largest customers lost a large contract program that was being serviced substantially with Tridien product. The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived asset impairment analysis during the second quarter of 2013, and additional declines in revenue led to impairment testing at Tridien during the fourth quarter of 2013. The interim impairment testing during 2013 resulted in impairment of the Tridien long-lived intangible assets and goodwill of $12.9 million during 2013.

Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
Net sales
On a consolidated basis, net of FOX, net sales increased by approximately $63.9 million or 9.9% for the year ended December 31, 2013 when compared to 2012. Meaningful sales increases at American Furniture ($13.4 million) and Liberty ($34.9 million) together with incremental 2013 sales at Arnold, our 2012 acquisition ($20.3 million), were offset in part by a decrease in sales at CamelBak ($17.7 million). The increase in sales at our three other businesses account for the remaining increase in sales for the year ended December 31, 2013 compared to the same period in 2012. Refer to “Results of Operations – Our Businesses” for a more detailed analysis of net sales by business segment.
Cost of sales
On a consolidated basis, net of FOX, cost of sales increased approximately $54.3 million during the year ended December 31, 2013 compared to the corresponding period in 2012. This increase is due almost entirely to the corresponding increase in net sales referred to above. Gross profit as a percentage of sales decreased approximately 160 basis points in the twelve months ended December 31, 2013 compared to the same period in 2012 which is principally the result of the decrease in CamelBak’s sales in 2013, which carry a higher margin than each of those businesses which showed meaningful sales increases in 2013.
Selling, general and administrative expense
On a consolidated basis, net of FOX, selling, general and administrative expense increased approximately $1.8 million during the year ended December 31, 2013 compared to the corresponding period in 2012. This increase is principally due to increased costs at Liberty, the business which experienced the most significant top line sales growth during the twelve months ended December 31, 2013 compared to 2012. Refer to “Results of Operations – Our Businesses” for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense increased $1.2 million during year ended December 31, 2013 compared to the same period in 2012 principally as a result of increases in legal and professional fees ($0.8 million) and unsuccessful acquisition transaction costs ($0.4 million).

Management fees
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis.
For the years ended December 31, 2013 and 2012, net of FOX, we incurred approximately $18.3 million and $17.1 million, respectively, in expense for these fees. The increase in management fees for the year ended December 31, 2013 compared to the same period in 2012 is principally due to proceeds from the FOX IPO.
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
Results of Operations — Our Businesses
As previously discussed, we acquired our businesses on various acquisition dates beginning May 16, 2006. As a result, our consolidated operating results only include the results of operations since the acquisition date associated with each of our businesses in accordance with Generally Accepted Accounting Principles. The following discussion reflects a comparison of the historical results of operations for each of our businesses (segments) for the complete fiscal years ending December 31, 2014, 2013 and 2012. For the 2014 acquisitions, the following discussion reflects comparative pro forma results of operations for the entire fiscal years ending December 31, 2014 and 2013 as if we had acquired the businesses on January 1, 2013. For the 2012 acquisition, the following discussions reflects pro forma results of operations for the entire fiscal year ending December 31, 2012 as if we had acquired the business January 1, 2012. Where appropriate, relevant pro forma adjustments are reflected as part of the historical operating results. Adjustments to depreciation and amortization resulting from purchase allocation step ups that are not “pushed down” to a business are not included as a component of operating results. We believe this presentation enhances the discussion and provides a more meaningful comparison of operating results. The following operating results of our businesses are not necessarily indicative of the results to be expected for a full year, going forward.
We categorize the businesses we own into two separate groups of businesses (i) branded consumer businesses and, (ii) niche industrial businesses. Branded consumer businesses are characterized as those businesses that we believe capitalize on a valuable brand name in their respective market sector. We believe that our branded consumer businesses are leaders in their particular category. Niche industrial businesses are characterized as those businesses that focus on manufacturing and selling particular products or services within a specific market sector. We believe that our niche industrial businesses are leaders in their specific market sector.

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
We purchased a controlling interest in CamelBak on August 24, 2011.
Results of Operations
The table below summarizes the results of operations for CamelBak for the fiscal years ended December 31, 2014, 2013 and 2012.

	Year ended December 31,
(in thousands)	2014	2013	2012
Net sales	$148,675	$139,943	$157,632
Cost of sales	86,003	78,588	85,424
Gross profit	62,672	61,355	72,208
Selling, general and administrative expenses	35,547	33,958	36,829
Management fees	500	500	500
Amortization of intangibles	8,712	8,978	9,378
Income from operations	$17,913	$17,919	$25,501

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net sales
Net sales for the year ended December 31, 2014 were approximately $148.7 million, an increase of $8.7 million, or 6.2%, compared to the same period in 2013. The increase in net sales is a result of increased gross sales in Bottles ($16.0 million), and Gloves ($1.2 million), offset in part by a decrease in sales in Hydration systems ($7.0 million) and Accessories ($1.7 million). The increase in Bottle sales during the year ended December 31, 2014 compared to the same period in 2013 is primarily attributable to an increase in both domestic and international bottle sales including, eddyTM, the Podium line of insulated bottles, Chute, an ergonomic high-flow water bottle, the introduction of the filtered pitcher, Relay, and the continued expansion in its customer base, including new and existing customers, for all product lines. The increase in Glove sales during the same period is the result of timing of government orders which are sporadic in nature. The decrease in sales of Hydration systems during the year ended December 31, 2014 compared to 2013 is primarily attributable to the United States Marine Corps ("Marine Corps") contract sales in the 2013 period ($6.5 million) and the timing of shipments for certain pack models. There were no Marine Corps contract sales in 2014. The decrease in sales of Accessories during the year ended December 31, 2014 compared to 2013 is primarily attributable to a large order in 2013 that did not occur in 2014.

Sales of Hydration systems and Bottles represented approximately 87% of gross sales for the year ended December 31, 2014 compared to 86% for the same period in 2013. Military sales were approximately 21% of gross sales for the year ended December 31, 2014, down from 29% for the same period in 2013. International sales were approximately 25% and 22% of gross sales, respectively, for the years ended December 31, 2014 and 2013. The decrease in military sales is attributable to the absence of Marine Corps contract sales and a decrease in other military sales during the year ended December 31, 2014, due to decreased demand as a result of the drawdown of U.S. combat troops.

Cost of sales
Cost of sales for the year ended December 31, 2014 were approximately $86.0 million compared to approximately $78.6 million in the same period of 2013. Gross profit as a percentage of sales decreased to 42.2% during the year ended December 31, 2014 compared to 43.8% in the same period in 2013. The decrease is attributable to an unfavorable sales mix in Bottles and Hydration Systems and a decrease in obsolescence reserve in the first quarter of 2013, offset in part by an increase in gross margin attributable to Glove sales as a result of non-recurring discounted Glove sales in the first quarter of 2013.

Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2014 increased to approximately $35.5 million or 23.9% of net sales from $34.0 million or 24.3% of net sales for the same period of 2013. The slight increase is attributable to increases in marketing costs to support new product launches in 2014 and severance costs that occurred in the first half of 2014, in connection with closing an international sales office.

Income from operations
Income from operations for the year ended December 31, 2014 was approximately $17.9 million, which was flat when compared to the same period in 2013.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Net sales
Net sales for the year ended December 31, 2013 were approximately $139.9 million, a decrease of $17.7 million, or 11.2%, compared to the same period in 2012. The decrease in gross sales is a result of decreased sales in Hydration Systems ($17.2 million) and Gloves ($5.5 million), offset in part by an increase in Bottle sales ($4.6 million) and Accessories ($0.2 million). The increase in Bottle sales during the year ended December 31, 2013 compared to the same period in 2012 is attributable to the expansion of offerings in Bottles, such as eddy™, Chute and the re-design Podium line of insulated bottles, and the continued expansion in its customer base, including new and existing customers. The decrease in sales in Hydration Systems in the year ended December 31, 2013 compared to the same period of 2012 is primarily due to substantial sales to the Marine Corps as part of their pack program during the year ended December 31, 2012. The Marine Corps contract was substantially fulfilled in the first quarter of 2013. Sales attributable to the Marine Corps contract were $13.2 million higher in 2012 than they were in 2013. To a lesser extent, cooler weather patterns during the second quarter of 2013, we believe, may have had a negative impact on sales to recreational Hydration System customers during that period that were not replaced by sales in subsequent quarters. The decrease in Glove sales in the year ended December 31, 2013 compared to the same period in 2012 is principally due to continuing decreased demand from the U.S. military as a result of the drawdown of U.S. combat troops in 2013.
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
Results of Operations
The table below summarizes the results of operations for Ergobaby for the fiscal years ended December 31, 2014, 2013 and 2012.

	Year ended December 31,
(in thousands)	2014	2013	2012
Net sales	$82,255	$67,340	$64,032
Cost of sales	29,740	25,692	25,091
Gross profit	52,515	41,648	38,941
Selling, general and administrative expenses	30,891	25,560	24,476
Management fees	500	500	500
Amortization of intangibles	2,977	2,972	3,037
Income from operations	$18,147	$12,616	$10,928

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net sales
Net sales for the year ended December 31, 2014 were $82.3 million, an increase of $14.9 million or 22.1% compared to the same period in 2013. During the year ended December 31, 2014 international sales were approximately $46.7 million, representing an increase of $6.4 million over the corresponding period in 2013. International baby carrier and accessory sales increased by approximately $5.4 million and international infant travel systems sales increased by approximately $1.0 million. The growth in international baby carrier sales was due to shipments of the new Ergobaby 360 4-position carrier as well as increased shipments of Ergobaby’s Bundle of Joy (baby carrier plus infant insert). Domestic sales were $35.6 million in the 2014 reflecting an increase of $8.5 million over the corresponding period in 2013. The increase in domestic sales in the year ended December 31, 2014 compared to 2013 is attributable to increased sales of both baby carriers and accessories ($5.9 million) to national and specialty retail accounts and infant travel systems and accessories ($2.7 million) to national retail accounts and online. The increase in baby carrier sales is partially attributable to the launch of Ergobaby’s 360 4-position carrier. Ergobaby also released the new Orbit Baby G3 infant travel system, which includes stroller bases, various seats and accessories, into the domestic market during the first quarter of 2014. The G3 release accounts for the remainder of the increase in net sales. The G3 infant travel system became available to the international market in the third quarter of 2014.

Baby carriers and accessories represented 83.0% of sales in the year ended December 31, 2014 compared to 84.7% in the same period in 2013.
Cost of sales
Cost of sales for the year ended December 31, 2014 were approximately $29.7 million compared to $25.7 million in the same period of 2013. The increase of $4.0 million is principally due to the increase in sales in 2014 compared to the same period in 2013. Gross profit as a percentage of sales was 63.8% in the year ended December 31, 2014 compared to 61.8% for the same period in 2013. The 200 basis points increase is primarily attributable to a higher percentage of domestic sales and to increased gross profit margins attributable to domestic infant travel systems sales resulting from improved gross profit margins for the new Orbit Baby G3 product line and to improved gross margins for domestic baby carrier sales. Gross margins for the year ended December 31, 2013 were negatively impacted by discounts given to customers as the Company transitioned to its new logo.

Selling, general and administrative expenses
Selling, general and administrative expense for the year ended December 31, 2014 increased to approximately $30.9 million million or 37.6% of net sales compared to $25.6 million or 38.0% of net sales for the same period of 2013. The $5.3 million increase in the year ended December 31, 2014 compared to the same period in 2013 is primarily attributable to increases in marketing expenses ($1.9 million) in support of new product launches and consumer engagement activities, and increases in employee related costs due to increased headcount to support business growth ($1.9 million). The increase was also attributable to increases in variable expenses, due to higher sales, as well as to unfavorable foreign exchange rates and lease accounting adjustments.

Income from operations
Income from operations for the year ended December 31, 2014 increased $5.5 million to $18.1 million, compared to $12.6 million the same period of 2013, based on the factors described above.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Net sales
Net sales for the year ended December 31, 2013 were $67.3 million, an increase of $3.3 million or 5.2% compared to the same period in 2012. During the year ended December 31, 2013 domestic sales were approximately $27.0 million, representing an increase of $0.4 million or 1.6% over the corresponding period in 2012. Domestic baby carrier and accessory sales increased by approximately $1.4 million, and domestic stroller and accessory sales decreased by approximately $1.0 million. The increase in baby carrier sales are primarily due to expanded domestic distribution to national retail (“Chain”) channels and discounted sales of old logo baby carrier product and accessory product during the year ended December 31, 2013 compared to 2012. The decrease in stroller sales is principally tied to reduced orders in 2013 in anticipation of the new G3 stroller launched in January 2014. International sales were approximately $40.3 million in the year ended December 31, 2013 compared to approximately $37.4 million in the same period in 2012, an increase of $2.9 million or 7.7%. International baby carrier and accessory sales increased by approximately $4.9 million and stroller sales decreased by approximately $2.0 million. The increase in international baby carrier and accessory sales during 2013 are due to expanded distribution channels. International stroller sales were negatively impacted in the year ended December 31, 2013 due to reductions in shipments to international distributers in anticipation of Orbit Baby’s 2014 product launch. Baby carriers and accessories represented 85% and 79% of net sales in the year ended December 31, 2013 and 2012, respectively.
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
Liberty Safe
Overview
Based in Payson, Utah and founded in 1988, Liberty Safe is the premier designer, manufacturer and marketer of home and gun safes in North America. From its over 314,000 square foot manufacturing facility, Liberty Safe produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles ranging from an entry level product to good, better and best products. Products are marketed under the Liberty brand, as well as a portfolio of licensed and private label brands, including Remington, Cabela’s and John Deere. Liberty Safe’s products are the market share leader and are sold through an independent dealer network (“Dealer sales”) in addition to various sporting goods, farm and fleet and home improvement retail outlets (“Non-Dealer, “National” sales”). Liberty has the largest independent dealer network in the industry.We acquired Liberty Safe on March 31, 2010. Historically, approximately 60% of Liberty Safe’s net sales are Non-Dealer sales and 40% are Dealer sales.
We acquired Liberty Safe on March 31, 2010.
Results of Operations
The table below summarizes the results of operations for Liberty Safe for the full fiscal years ended December 31, 2014, and 2013 and 2012.

	Year ended December 31,
(in thousands)	2014	2013	2012
Net sales	$90,149	$126,541	$91,622
Cost of sales	76,889	95,866	68,050
Gross profit	13,260	30,675	23,572
Selling, general and administrative expenses	11,591	13,623	12,103
Management fees	500	500	500
Amortization of intangibles	3,886	4,094	4,984
Income (loss) from operations	$(2,717)	$12,458	$5,985
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net sales
Net sales for the year ended December 31, 2014 decreased approximately $36.4 million or 28.8% compared to the corresponding period ended December 31, 2013. Non-Dealer sales were approximately $50.4 million in the year ended December 31, 2014 compared to $75.2 million for the year ended December 31, 2013 representing a decrease of $24.8 million or 33.0%. Dealer sales totaled approximately $39.7 million in the year ended December 31, 2014 compared to $51.4 million in the same period in 2013, representing a decrease of $11.7 million or 22.8%. The decrease in Non-Dealer sales in the year ended December 31, 2014 is due to (i) lower sales to one large customer that over ordered in 2013 and as a result had excess inventory during 2014 and (ii) a reduction in sales to the majority of Liberty’s larger customers as a result of an across-the board reduction in consumer demand for gun safes as gun owners concerns of more restrictive gun control legislation has subsided. The decrease in sales to Dealer accounts is principally attributable to the aforementioned reduced consumer demand and increased sales rebates and deeply discounted sales prices for the import line of safes. Liberty Safe’s sales backlog was approximately $9.5 million at December 31, 2014 compared to approximately $9.1 million at December 31, 2013.

Cost of sales
Cost of sales for the year ended December 31, 2014 decreased approximately $19.0 million when compared to the same period in 2013. Gross profit as a percentage of net sales totaled approximately 14.7% and 24.2% of net sales for the years ended December 31, 2014 and December 31, 2013, respectively. The steep decrease in gross profit as a percentage of sales during the year ended December 31, 2014 compared to the same period in 2013 is primarily attributable to: (i) discounted sales prices for import safes, (ii) negative cost variances as a result of lower manufacturing volume during 2014 compared to 2013 and (iii) increases in unit production costs resulting from upgrades added to several 2014 safe models that were not able to be passed on to customers as a result of the softening market. These costs were partially offset by price increases during the first quarter of 2014.

Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2014 decreased to approximately $11.6 million or 12.9% of net sales compared to $13.6 million or 10.8% of net sales for the same period of 2013. The $2.0 million decrease is primarily attributable to decreases in advertising costs and sales commissions ($1.7 million) and costs associated with a reduction in headcount ($0.3 million) during the year ended December 31, 2014 compared to the same period of 2013.

Income (loss) from operations
Income from operations decreased $15.2 million during the year ended December 31, 2014 to a loss from operations of $2.7 million compared to the same period in 2013, principally as a result of the decrease in sales, reduced gross profit as a percentage of sales and other factors, as described above.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Net sales
Net sales for the year ended December 31, 2013 increased approximately $34.9 million or 38.1% compared to the same period in 2012. Non-Dealer sales were approximately $75.2 million in the year ended December 31, 2013 compared to $52.2 million for the year ended December 31, 2012, representing an increase of $22.9 million or 43.9%. Dealer sales totaled approximately $51.4 million in the year ended December 31, 2013 compared to $39.4 million in the same period in 2012, representing an increase of $12.0 million or 30.5%. The increase in Non-Dealer sales in the year ended December 31, 2013 is due in large part to increased sales to Liberty’s two largest Non-Dealer accounts in connection with their expansion of new stores. Liberty is the sole provider of safes to these two accounts. In addition, the significant increase in net sales at both the Dealer and Non-Dealer level was the result of (i) strong demand for Liberty branded product by many gun owners due to increased gun and ammunition sales resulting from expected challenges by federal and state government to the second amendment, (ii) increased availability of import safes and safes manufactured in-house, on Liberty’s new production line and (iii) Non-Dealer price increases.
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
Amortization of intangibles
Intangible asset amortization decreased $0.9 million for the year ended December 31, 2013 compared to 2012 due to fully amortizing certain intangible assets recorded as part of the 2010 purchase price allocation.

Income from operations
Income from operations increased $6.5 million during the year ended December 31, 2013 compared to the same period in 2012, principally as a result of the significant increase in net sales, offset in part by other factors, as described above.

Niche Industrial Businesses
Advanced Circuits
Overview
Advanced Circuits is a provider of small-run, quick-turn and volume production PCBs to customers throughout the United States. Collectively, small-run and quick-turn PCBs represent approximately 55% of Advanced Circuits’ gross revenues in 2013. Small-run and quick-turn PCBs typically command higher margins than volume production PCBs given that customers require high levels of responsiveness, technical support and timely delivery of small-run and quick-turn PCBs and are willing to pay a premium for them. Advanced Circuits is able to meet its customers’ demands by manufacturing custom PCBs in as little as 24 hours, while maintaining over 98.0% error-free production rates and real-time customer service and product tracking 24 hours per day.
We purchased a controlling interest in Advanced Circuits on May 16, 2006.
On May 23, 2012, Advanced Circuits acquired Universal Circuits for approximately $2.3 million. Universal Circuits supplies PCBs to major military, aerospace, and medical original equipment manufacturers and contract manufacturers. Universal Circuits’ Minnesota facility meets certain Department of Defense clearance requirements and is noted for custom and advanced technologies. Universal Circuits’ sales are primarily in the long-lead sector. For the year ended December 31, 2012, the consolidated results of operations of Advanced Circuits includes net sales of Universal Circuits aggregating $8.5 million and gross profit of Universal Circuits aggregating $2.0 million, respectively. The following Results of Operations does not include any operating results from Universal Circuits prior to the date of acquisition.
Results of Operations
The table below summarizes the statement of operations for Advanced Circuits for the fiscal years ending December 31, 2014, 2013 and 2012.

	Year Ended December 31,
(in thousands)	2014	2013	2012
Net sales	$85,918	$87,406	$84,071
Cost of sales	46,801	46,954	42,575
Gross profit	39,117	40,452	41,496
Selling, general and administrative expenses	13,598	13,943	13,975
Management fees	500	500	500
Amortization of intangibles	2,564	3,064	3,054
Income from operations	$22,455	$22,945	$23,967
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net sales
Net sales for the year ended December 31, 2014 decreased approximately $1.5 million or 1.7% as compared to the corresponding year ended December 31, 2013. The decrease in net sales is primarily the result of a decrease in gross sales in long-lead time PCBs ($1.6 million) and quick-turn production and small-run PCBs ($1.2 million) offset in part by an increase in assembly sales ($0.9 million) and a decrease in sales promotions and discounts ($0.5 million) in the year ended December 31, 2014 compared to the same period in 2013. The decrease in sales of long lead time PCB’s is attributable to a reduction in orders as compared to the prior year period. The decrease in sales of quick-turn and small-run PCBs in the year ended December 31, 2014 compared to 2013 is primarily the result of a decline in orders from Department of Defense contractors. In addition to the decline in net sales due to lower defense spending, we believe excess capacity created by current conditions in the global PCB market has negatively impacted net sales in the current year as foreign and domestic competitors operating below capacity have responded by competing aggressively on price within multiple service lines. Sales from quick-turn and small-run PCBs represented approximately 55% of gross sales in the years ended December 31, 2014 and 2013.

Cost of sales
Cost of sales for the year ended December 31, 2014 decreased approximately $0.2 million compared to the comparable period in 2013. Gross profit as a percentage of sales decreased 75 basis points during the year ended December 31, 2014 (45.5% at December 31, 2014 compared to 46.3% at December 31, 2013). The decrease is due to production inefficiencies realized in 2014 as a result of the reduced production volume.

Selling, general and administrative expense
Selling, general and administrative expenses were approximately $13.6 million in the year ended December 31, 2014 compared to $13.9 million in the same period in 2013. The $0.3 million decrease is primarily attributable to additional costs incurred in 2013 related to a potential acquisition.

Income from operations
Income from operations for the year ended December 31, 2014 was approximately $22.5 million compared to $22.9 million earned in the same period in 2013, a decrease of approximately $0.5 million, principally as a result of the decrease in net sales and other factors described above.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net sales
Net sales for the year ended December 31, 2013 increased approximately $3.3 million or 4.0% over the corresponding period ended December 31, 2012. The increase in net sales is the result of an increase in gross sales in long-lead time PCBs ($5.6 million) and assembly sales ($1.1 million) and a decrease in sales promotions and discounts ($1.3 million) in the year ended December 31, 2013 compared to the same period in 2012, offset in part by a decrease in sales of quick-turn production and small-run PCBs ($3.9 million) and sub-contract production ($0.7 million). The increase in long-lead sales for the year ended December 31, 2013 compared to the same period in 2012 is the primarily the result of incremental sales in 2013 attributable to the Universal Circuits operation acquired in May 2012. The decrease in sales of quick-turn and small-run PCBs for the year ended December 31, 2013 compared to the same period in 2012 is primarily the result of an overall decline in the business due to the state of the economy as a whole, decline in orders from Department of Defense and aerospace contractors, and pricing. Sales from quick-turn and small-run PCBs represented approximately 54.9% of gross sales in the year ended December 31, 2013 compared to 60.3% during the same period of 2012.
Cost of sales
Cost of sales for the year ended December 31, 2013 increased approximately $4.4 million compared to the same period in 2012. Gross profit as a percentage of sales decreased to 46.3% for the year ended December 31, 2013 compared to 49.4% for the year ended December 31, 2012. This decrease in gross margin is principally the result of a greater proportion of long-lead sales to total sales in the 2013 period compared to 2012. Long lead PCB sales carry a significantly lower gross margin when compared to small-run or quick-turn PCB sales.
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

American Furniture
Overview
Founded in 1998 and headquartered in Ecru, Mississippi, American Furniture is a leading U.S. manufacturer of upholstered furniture, focused exclusively on the promotional segment of the furniture industry. American Furniture offers a broad product line of stationary and motion furniture, including sofas, loveseats, sectionals, recliners and complementary products, sold primarily at retail price points ranging between $199 and $1,499. American Furniture is a low-cost manufacturer and is able to ship most products in its line to in a short period of time to meet its customer’s demands. American Furniture’s products are adapted from established designs in the motion and recliner category and the stationary category.
We purchased a controlling interest in American Furniture on August 31, 2007.
Results of Operations
The table below summarizes the results of operations for American Furniture for the fiscal years ending December 31, 2014, 2013 and 2012.

	Year Ended December 31,
(in thousands)	2014	2013	2012
Net sales	$129,696	$104,885	$91,455
Cost of sales	117,879	96,571	85,530
Gross profit	11,817	8,314	5,925
Selling, general and administrative expenses	8,103	8,086	7,393
Management fees	—	—	—
Amortization of intangibles	53	53	52
Income (loss) from operations	$3,661	$175	$(1,520)
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net sales
Net sales for the year ended December 31, 2014 increased approximately $24.8 million, or 23.7% over the corresponding year ended December 31, 2013. During the year ended December 31, 2014, stationary product gross sales increased approximately $11.9 million and motion and recliner product gross sales increased approximately $12.7 million compared to the same period in 2013. This increase in sales for both product lines is principally attributable to a combination of increases in average unit price and the number of products shipped to American Furniture’s top twenty-five customers. In addition, a large sales promotion at one of American Furniture’s major customers completed during the second quarter of 2014 contributed to the increase in motion and recliner product sales in 2014.

Cost of sales
Cost of sales increased approximately $21.3 million in the year ended December 31, 2014 compared to the same period of 2013. Gross profit as a percentage of sales was 9.1% in the year ended December 31, 2014 compared to 7.9% for the same period in 2013. A favorable sales mix and increases in units manufactured in the year ended December 31, 2014 resulted in lower per unit costs compared to the same period in 2013. In addition, cost saving initiatives with respect to freight costs and reduction in indirect labor resulted in cost savings.

Selling, general and administrative expense
Selling, general and administrative expense for the years ended December 31, 2014 and 2013 were $8.1 million in each year. Although AFM had an increase in selling expenses due to higher trade show costs and increased sales commissions incurred during 2014 compared to the same period in 2013, this was offset by a decrease in professional fees during 2014 as compared to 2013. Selling, general and administrative costs as a percentage of sales were 6.2% in the year ended December 31, 2014 compared to 7.7% in the same period in 2013.

Income from operations
Income from operations was $3.7 million for the year ended December 31, 2014 compared to $0.2 million in the year ended December 31, 2013, an increase of $3.5 million, principally due to the factors described above.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
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
Arnold is also a 50% partner in a China rare earth mine-to-magnet joint venture. Arnold accounts for its activity in the joint venture utilizing the equity method of accounting. Gains and losses from the joint venture are not material during the years ended December 31, 2014, 2013 or 2012.
On March 5, 2012, we made loans to and purchased a controlling interest in Arnold for approximately $131 million, representing approximately 96.6% of the equity in Arnold Magnetics.

Results of Operations
The table below summarizes the results of operations for Arnold for the fiscal year ended December 31, 2014 and 2013 and the pro-forma results of operations for the full fiscal year ended December 31, 2012. We acquired Arnold on March 5, 2012. The following operating results are reported as if we acquired Arnold on January 1, 2012.

	Year ended December 31,
(in thousands)	2014	2013	2012 (Pro-forma)
Net sales	$123,205	$126,606	$127,433
Cost of sales (a)	95,640	96,784	98,769
Gross profit	27,565	29,822	28,664
Selling, general and administrative expenses (b)	16,456	16,820	15,821
Management fees (c)	500	500	500
Amortization of intangibles (d)	3,514	3,588	3,499
Income from operations	$7,095	$8,914	$8,844
Pro-forma results of operations of Arnold for the annual period ended December 31, 2012 includes the following pro-forma adjustments applied to historical results:

(a)
Cost of sales for the year ended December 31, 2012 does not include $3.1 million of amortization expense associated with the inventory fair value step-up recorded in 2012 as a result of and derived from the purchase price allocation in connection with our purchase of Arnold.

(b)
Selling, general and administrative costs were reduced by approximately $12.4 million in the year ended December 31, 2012, representing an adjustment for one-time transaction costs incurred as a result of our purchase.

(c)	Represents management fees that would have been payable to the Manager.

(d)
An increase in amortization of intangible assets totaling $0.6 million in 2012. This adjustment is a result of and was derived from the purchase price allocation in connection with our acquisition of Arnold.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net sales
Net sales for the year ended December 31, 2014 were approximately $123.2 million, a decrease of $3.4 million, or 2.7%, compared to the same period in 2013. The decrease in net sales is a result of decreased sales in PMAG ($2.9 million) and Flexmag ($1.0 million) product sectors offset in part by an increase in net sales in the Precision Thin Metals sector ($0.4 million). The decrease in PMAG sales in the year ended December 31, 2014 compared to 2013 is primarily due to a decrease in reprographic sales of approximately $4.1 million. PMAG sales represented approximately 75% of net sales in each of the years ended December 31, 2014 and 2013. The decrease in Flexmag sales is the result of sales attributable to non-recurring projects for a customer in 2013 that was not replicated during 2014. The increase in Precision Thin Metals sales is attributable to positive steps taken over the last year by management to identify new customers and applications.

International sales were $55.6 million during the year ended December 31, 2014 compared to $61.4 million during the same period in 2013, a decrease of $5.8 million or 9.5%.

Cost of sales
Cost of sales for the year ended December 31, 2014 were approximately $95.6 million compared to approximately $96.8 million in the same period of 2013. Gross profit as a percentage of sales decreased from 23.6% for the year ended December 31, 2013 to 22.4% for the same period ended December 31, 2014. The decrease is principally attributable to decreased margins in the Flexmag sector due to a one-time high margin project in the second quarter of 2013 that was not replicated in 2014, offset in part by an increase in margin in the Precision Thin Metals sectors. The increase in margins in the Precision Thin Metals sector is due to a more favorable customer/product sales mix during the year ended December 31, 2014 compared to the same period in 2013 and the positive impact of new customers and applications and increased production efficiencies.

Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2014 decreased to approximately $16.5 million or 13.4% of net sales compared to $16.8 million or 13.3% of net sales for the same period in 2013. The $0.4 million decrease in selling, general and administrative expenses in the year ended December 31, 2014 compared to 2013 is primarily attributable to a reduction in compensation expense for the period.

Income from operations
Income from operations for the year ended December 31, 2014 was approximately $7.1 million, a decrease of $1.8 million when compared to the same period in 2013, based on the factors described above.

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

Clean Earth
Overview
Founded in 1990 and headquartered in Hatboro, Pennsylvania, Clean Earth is a provider of environmental services for a variety of contaminated materials. Clean Earth provides a one-stop shop solution that analyzes, treats, documents and recycles waste streams generated in multiple end-markets such as power, construction, commercial development, oil and gas, infrastructure, industrial and dredging. Historically, the majority of Clean Earth’s revenues have been generated by contaminated soils which include environmentally impacted soils, drill cuttings and other materials which are treated at one of its nine permitted soil treatment facilities. Clean Earth also operates three RCRA Part B hazardous waste facilities. The remaining revenue has been generated by dredge material, which consists of sediment removed from the floor of a body of water for navigational purposes and/or environmental remediation of contaminated waterways and is treated at one of its two permitted dredge processing facilities. Approximately 98% of the material processed by Clean Earth is beneficially reused for such purposes as daily landfill cover, industrial and brownfield redevelopment projects.
On August 26, 2014, we made loans to and purchased a controlling interest in Clean Earth for approximately $251.4 million, representing approximately 98% of the equity in Clean Earth.
Results of Operations
The table below summarizes the pro forma results of operations for Clean Earth for the full fiscal years ended December 2014 and 2013. We acquired Clean Earth on August 26, 2014. The following results of operations are reported as if we acquired Clean Earth on January 1, 2013.

	Year ended December 31,
(in thousands)	2014 (Pro forma)	2013 (Pro forma)
Net sales	$164,536	$155,929
Cost of sales (a)	112,636	113,965
Gross profit	51,900	41,964
Selling, general and administrative expenses (b)	27,034	21,210
Management fees (c)	500	500
Amortization of intangibles (d)	11,524	11,524
Income from operations	$12,842	$8,730

Pro forma results of operations for Clean Earth for the annual periods ended December 31, 2014 and 2013 include the following proforma adjustments applied to historical results:

(a) Cost of sales decreased $1.5 million and $1.0 million for years ended December 31, 2014 and 2013, respectively, for a reduction in depreciation expense associated with the extension of the estimated useful lives of the property, plant and equipment resulting from the purchase price allocation in connection with our acquisition.

(b) Selling, general and administrative costs were reduced by approximately $13.7 million in the year ended December 31, 2014 representing an adjustment for one-time seller’s transaction costs incurred as a result of our purchase, offset by approximately $1.0 million in additional expense related to stock options issued to management.

(c) Represents management fees that would have been payable to the Manager in each period presented.

(d) Represents an increase in amortization of intangible assets totaling $5.6 million and $10.0 million in the years ended December 31, 2014 and 2013, respectively, for additional amortization expense associated with the fair value step up of intangible assets resulting from the purchase price allocation in connection with our acquisition.

Pro Forma Year Ended December 31, 2014 Compared to the Pro Forma Year ended December 31, 2013

Net sales
Net sales for the year ended December 31, 2014 were approximately $164.5 million, an increase of $8.6 million or 5.5% compared to the same period in 2013. The increase in net sales is a result of increased volume in both contaminated soils and dredge material. The increase in volume of contaminated soils during the year ended December 31, 2014 compared to the same period in 2013 is principally attributable to incremental net sales from a new treatment facility acquired in March 2013. The increase in volume of dredge material is principally attributable to the increase in the number of large maintenance dredge projects during the year ended December 31, 2014 compared to the same period in 2013. Contaminated soils represented approximately 74% of net sales for both the year ended December 31, 2014 and December 31, 2013.

Cost of sales
Cost of sales for the year ended December 31, 2014 were approximately $112.6 million compared to approximately $114.0 million in the same period of 2013. Gross profit as a percentage of sales increased from 26.9% for the year ended December 31, 2013 to 31.5% for the year period ended December 31, 2014. The increase in gross margin during the year ended December 31, 2014 is due to lower beneficial reuse costs during the year ended December 31, 2014 compared to the same period in 2013.

Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2014 increased to approximately $27.0 million or 16.4% of net sales compared to $21.2 million or 13.6% of net sales for the same period in 2013. The $5.8 million increase in selling, general and administrative expenses in the year ended December 31, 2014 compared to 2013 is primarily attributable to one time buyer transaction costs incurred in September 2014 ($1.9 million), increased professional fees during the year ended December 31, 2014 compared to the same period in 2013, and additional employee compensation.

Income from operations
Income from operations for the year ended December 31, 2014 was approximately $12.8 million, an increase of $4.1 million when compared to the same period in 2013 as a result of those factors described above.
SternoCandleLamp
Overview

SternoCandleLamp, headquartered in Corona, California, is a manufacturer and marketer of portable food warming fuel and creative table lighting solutions for the food service industry. SternoCandleLamp offers a broad range of wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps. SternoCandleLamp was formed in 2012 with the merger of two manufacturers and marketers of portable food warming fuel products, The Sterno Group LLC and the Candle Lamp Company, LLC.

On October 10, 2014, we made loans to and purchased all of the equity of SternoCandleLamp for approximately $160.0 million.
Results of Operations
The table below summarizes the pro forma results of operations for SternoCandleLamp for the full fiscal years ended December 2014 and 2013. We acquired SternoCandleLamp on October 10, 2014. The following results of operations are reported as if we acquired SternoCandleLamp on January 1, 2013.

	Year ended December 31,
(in thousands)	2014 (Pro forma)	2013 (Pro forma)
Net sales	$140,858	$133,603
Cost of sales (a)	111,344	106,379
Gross profit	29,514	27,224
Selling, general and administrative expenses (b)	17,150	21,139
Management fee (c)	500	500
Amortization of intangibles (d)	6,014	6,014
Income (loss) from operations	$5,850	$(429)

Pro forma results of operations for SternoCandleLamp for the annual periods ended December 31, 2014 and 2013 include the following proforma adjustments applied to historical results:

(a) Cost of sales for the year ended December 31, 2014 does not include $2.0 million of amortization expense associated with the inventory fair value step-up recorded in 2014 as a result of and derived from the purchase price allocation in connection with our purchase of SternoCandleLamp.

(b) Selling, general and administrative costs were reduced by approximately $10.8 million in the year ended December 31, 2014 representing an adjustment for one-time seller’s transaction costs incurred as a result of our purchase. An additional $0.6 million reduction in expense is recorded in 2013 related to the difference in stock compensation expense as a result of the transaction.

(c) Represents management fees that would have been payable to the Manager in each period presented.

(d) Represents an increase in amortization of intangible assets totaling $2.3 million and $3.8 million in the years ended December 31, 2014 and 2013, respectively, for additional amortization expense associated the fair value step up of intangible assets resulting from the purchase price allocation in connection with our acquisition.

Pro Forma Year Ended December 31, 2014 Compared to the Pro Forma Year ended December 31, 2013

Net sales
Net sales for the year ended December 31, 2014 were approximately $140.9 million, an increase of $7.3 million or 5.4% compared to the same period in 2013. The increase in net sales is a result of additional product placement and share growth in the retail sales channel and price increases implemented by the Company during the 2014 fiscal year.

Cost of sales
Cost of sales for the year ended December 31, 2014 were approximately $111.3 million compared to approximately $106.4 million in the same period of 2013. Gross profit as a percentage of sales increased from 20.4% for the year ended December 31, 2013 to 21.0% for the same period ended December 31, 2014. The improvement in gross margin during the year ended December 31, 2014 is primarily due to price increases net of commodity cost increases and additional efficiencies related to the merger of Candle Lamp Company, LLC and The Sterno Group LLC during the year ended December 31, 2014 compared to the same period in 2013.

Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2014 decreased to approximately $17.2 million or 12.2% of net sales compared to $21.1 million or 15.8% of net sales for the same period in 2013. The $4.0 million decrease in selling, general and administrative expenses in the year ended December 31, 2014 compared to 2013 is primarily attributable to non-recurring expenses associated with the merger of CandleLamp Co. and the Sterno Group that were incurred during 2013.

Income (loss) from operations
Income from operations for the year ended December 31, 2014 was approximately $5.9 million, an increase of $6.3 million when compared to the same period in 2013, as a result of those factors described above.

Tridien
Overview
Tridien, headquartered in Coral Springs, Florida, is a developer, manufacturer and marketer of powered and non-powered medical therapeutic support surfaces and surgical patient positioning devices serving the acute care, long-term care and home health care markets. Tridien, together with its subsidiary companies, provides its customers the opportunity to source or co-develop innovative support surface technologies directly from the designer and manufacturer. Tridien’s customers include some of the largest and most respected providers of support surfaces and surgical patient positioners across the globe.
Tridien historically receives approximately two-thirds of its revenues from its three largest customers.
Results of Operations
The table below summarizes the results of operations for Tridien for the fiscal years ending December 31, 2014, 2013 and 2012.

	Year Ended December 31,
(in thousands)	2014	2013	2012
Net sales	$67,254	$60,072	$55,855
Cost of sales	53,089	46,636	42,031
Gross profit	14,165	13,436	13,824
Selling, general and administrative expenses	9,845	9,145	8,502
Management fees	350	350	350
Amortization of intangibles	1,779	1,250	1,305
Impairment expense	—	12,918	—
Income (loss) from operations	$2,191	$(10,227)	$3,667
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net sales
Net sales for the year ended December 31, 2014 were approximately $67.3 million compared to approximately $60.1 million for the same period in 2013, an increase of $7.2 million or 12.0%. Sales of non-powered products (including patient positioning devices) totaled $55.4 million during the year ended December 31, 2014 representing an increase of $8.2 million compared to the same period in 2013. The increase in non-powered product sales in the year ended December 31, 2014 compared to the same period in 2013 is principally the result of our customer's expansion into international markets with newly developed and existing products. Sales of powered products totaled $11.8 million during the year ended December 31, 2014 representing a decrease of $1.0 million compared to the same period in 2013.

Cost of sales
Cost of sales increased approximately $6.5 million for the year ended December 31, 2014 compared to the same period in 2013. Gross profit as a percentage of sales was 21.1% for the year ended December 31, 2014 compared to 22.4% in the corresponding period in 2013. The decrease in gross profit as a percentage of sales was primarily due to an unfavorable product sales mix during the year ended December 31, 2014 compared to the same period in 2013. Non-powered products typically carry lower margins than powered products.

Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2014 increased $0.7 million compared to the same period in 2013. This increase is attributable to higher research and development costs and professional fees in 2014 compared to the prior year.

Impairment expense
During the second quarter of 2013, one of Tridien’s largest customers lost a large contract program that was being serviced substantially with Tridien product. The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived asset impairment analysis. The result of these analyses supported the carrying value of goodwill but indicated that sales of product, reliant on trade names could not fully support the carrying value of Tridien’s trade names. At December 31 2013, further revenue decreases together with a revised 2014 forecast that indicated little to no growth prompted an additional interim impairment analysis as of December 31, 2013. The result of the year end goodwill impairment analysis (step 1) indicated that goodwill was impaired. Further testing (step 2) resulted in the following results; (i) goodwill was written down $11.5 million to a balance of $16.8 million; (ii) trade names were written down $0.4 million to a balance of $0.2 million and; (iii) technology assets were written down $0.1 million to a balance of $0.8 million. In addition, as part of the 2013 analysis, Tridien shortened the life of some of its intangible assets, resulting in higher periodic intangible amortization expense.

Income from operations
Income from operations increased approximately $12.4 million to $2.2 million for the year ended December 31, 2014 compared to the same period in 2013 primarily due to the impairment expense recorded in 2013, and other factors as described above.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
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
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2013 increased $0.6 million to $9.1 million compared to the same period in 2012, principally as a result of increased research and development spending for products launched in 2014 and cost associated with expansion of the management team.
Impairment expense
During the second quarter of 2013, one of Tridien’s largest customers lost a large contract program that was being serviced substantially with Tridien product. The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived asset impairment analysis. The result of these analyses supported the carrying value of goodwill but indicated that sales of product, reliant on trade names, could not fully support the carrying value of Tridien’s trade names. As such we wrote down the value of the trade names by $0.9 million to a carrying value of approximately $0.6 million at that time. At December 31 2013 further revenue decreases together with a revised 2014 forecast that indicated little to no growth prompted an additional interim impairment analysis as of December 31, 2013. The result of the year end goodwill impairment analysis (step 1) indicated that goodwill was impaired. Further testing (step 2) resulted in the following results; (i) goodwill was written down $11.5 million to a balance of $16.8 million; (ii) trade names were written down $0.4 million to a balance of $0.2 million and; (iii) technology assets were written down $0.1 million to a balance of $0.8 million.
Income (loss) from operations
Income from operations decreased approximately $13.9 million to an operating loss of $10.2 million for the year ended December 31, 2013 compared to operating income of $3.7 million in the same period in 2012 based on those factors described above, particularly the impairment expense.

Liquidity and Capital Resources
The change in cash and cash equivalents is as follows:

	Year ended December 31,
(in thousands)	2014	2013	2012
Cash provided by operations	$70,695	$72,374	$52,566
Cash provided by (used in) investing activities	(424,753)	66,286	(84,426)
Cash provided by (used in) financing activities	265,487	(44,122)	(82,232)
Effect of exchange rates on cash and cash equivalents	(955)	450	(37)
Increase (decrease) in cash and cash equivalents	$(89,526)	$94,988	$(114,129)

Cash Flow from Operating Activities
2014
For the year ended December 31, 2014, on a consolidated basis, cash flows provided by operating activities totaled $70.7 million, which represents a $1.7 million decrease compared to the year-ended December 31, 2013. The decrease is principally the result of a decrease in net income after adjusting for non cash charges to operating results ($16.2 million) offset by changes in working capital ($14.5 million) primarily resulting from our 2014 acquisitions from date of acquisition through year-end, as well as the effect on working capital of the deconsolidation of our FOX business in July 2014. On a consolidated basis, cash flow from accounts receivable increased ($9.9 million), while there was a significant reduction in cash invested in inventory ($44.0 million). The decrease in cash invested in inventory was primarily at our Liberty segment as a result of their experiencing a significant drop off in sales during the first half of 2014, and our American Furniture segment as a result of an increase in sales orders during the fourth quarter of 2014 and a concerted effort to reduce their days sale in inventory by limiting the number of SKUs they manufacture and revising their process for ordering kits to provide a more efficient manufacturing process. Cash used for accounts payable and accrued expenses also decreased ($19.5 million) as a result of the decrease in inventory.
2013
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
2012
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
Cash Flow from Investing Activities
2014
Cash flows used in investing activities for the year ended December 31, 2014 was $424.8 million. This amount reflects the Company's purchase of our 2014 Acquisitions, Clean Earth ($250.4 million) and SternoCandleLamp ($165.3 million), as well as an add-on acquisition at Clean Earth ($15.9 million) and an acquisition by FOX prior to deconsolidation ($41.0 million), cash used for the purchase of capital expenditures ($15.3 million) and fixed cash payments on our interest rate swap ($2.0 million), offset in part by proceeds from the sale of FOX common stock ($65.5 million). We expect 2015 capital expenditures to increase to approximately $21.0 million to $26.0 million as compared to the 2014 capital expenditures due to the acquisitions of Clean Earth and SternoCandleLamp and continued investment in our businesses.
2013
For the year ended December 31, 2013, on a consolidated basis, cash flows provided by investing activities totaled approximately $66.3 million, which reflects the net proceeds from the sale of subsidiary stock (FOX—$80.9 million), and sale leaseback proceeds at Advanced Circuits ($4.4 million), offset in part by capital expenditures ($20.4 million).
2012
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
Cash Flow from Financing Activities
2014
Cash flows provided by financing activities for the year ended December 31, 2014 was $265.5 million, principally reflecting: (i)net borrowings under our 2011 and 2014 Credit Facilities ($206.3 million) which was used to fund our 2014 acquisitions and net borrowings under the FOX credit facility prior to deconsolidation ($37.1 million), (ii) proceeds from a secondary offering that we completed during the fourth quarter of 2014 ($99.9 million), (iii) stock option proceeds received from minority shareholders ($4.0 million), and (iv) excess tax benefit at FOX ($1.7 million) offset in part by the payment of quarterly distributions to our shareholders ($69.6 million) and a profit allocation payment to our Allocation Interest Holders ($11.9 million).
2013
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
2012
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

At December 31, 2014, we had approximately $23.7 million of cash and cash equivalents on hand. The majority of our cash is invested in short-term securities and corporate debt securities and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. The primary objective of our investment activities is the preservation of principal and minimizing risk. We do not hold any investments for trading purposes.
Intercompany loans to our businesses
At December 31, 2014 we had the following outstanding loans due from our businesses:

(in thousands)
CamelBak	$100,628
Ergobaby	$33,198
Liberty	$38,343
Advanced Circuits	$71,390
American Furniture	$24,385
Arnold	$73,450
Clean Earth	$160,323
SternoCandleLamp	$84,584
Tridien	$11,131

Each loan has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity. As of December 31, 2013 and 2012, American Furniture was not in compliance with its Maintenance Fixed Charge Coverage Ratio requirement included in the amended credit agreement with us dated December 31, 2010. We are required to fund, in the form of an additional equity investment, any shortfall in the difference between Adjusted EBITDA and Fixed Charges as defined in American Furniture’s credit agreement with us. Per the maintenance agreement, in exchange for the shortfall that we are required to fund, American Furniture is in turn required to pay down its term debt with us. The amount of the shortfall at December 31, 2013 and 2012 was approximately $1.6 million and $3.5 million, respectively. As of December 31, 2014, Liberty was not in compliance with either its Fixed Charge Coverage Ratio or its Leverage Ratio included in their amended credit agreement with us. We have issued a waiver to Liberty which is effective through December 31, 2015. All of our businesses with the exception of Liberty are in compliance with their financial covenants with us as of December 31, 2014.
Our primary source of cash is from the receipt of interest and principal on our outstanding loans to our businesses. Accordingly, we are dependent upon the earnings and cash flow of these businesses, which are available for (i) operating expenses; (ii) payment of principal and interest under our Credit Facility; (iii) payments to CGM due or potentially due pursuant to the revised MSA and the LLC Agreement; (iv) cash distributions to our shareholders and; (v) investments in future acquisitions. Payments made under (i) through (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures.
Credit Facility

On June 6, 2014, we entered into a new credit facility, the 2014 Credit Facility, replacing our existing 2011 Credit Facility entered into in October 2011. The 2014 Credit Facility provides for (i) revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $400 million and matures in June 2019, and (ii) a $325 million term loan. Our 2014 Term Loan requires quarterly payments of $0.8 million with a final payment of the outstanding principal balance due in June 2021. (Refer to Note J to the Consolidated Financial Statements for a complete description of our 2014 Credit Facility.) We used approximately $290.0 million of the 2014 Term Loan proceeds to pay all amounts outstanding under the 2011 Credit Facility and to pay the closing costs.
At December 31, 2014, we had $169.7 million in borrowings under the 2014 Revolving Credit Facility and Letters of Credit totaling $4.5 million were outstanding. We had approximately $225.7 million in borrowing base availability under this facility at December 31, 2014.

The following table reflects required and actual financial ratios as of December 31, 2014 included as part of the affirmative covenants in our 2014 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	4.44:1.00
Total Debt to EBITDA Ratio	less than or equal to 4.25:1.0	2.99:1.00
We intend to use the availability under our Credit Facility and cash on hand to pursue acquisitions of additional businesses, to fund distributions and to provide for other working capital needs. We have considered the impact of recent market instability and credit availability in assessing the adequacy of our liquidity and capital resources.

On September 12, 2014, we purchased an interest rate swap (“New Swap”) with a notional amount of $220 million effective April 1, 2016 through June 6, 2021. The agreement requires us to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At December 31, 2014, the New Swap had a fair value loss of $7.4 million, principally reflecting the present value of future payments and receipts under the agreement and is reflected as a component of other non-current liabilities.
The 2011 Credit Facility required us to hedge the interest exposure on 50% of outstanding debt under the 2011 Term Loan Facility. On October 31, 2011, we purchased a three-year interest rate swap (“Swap”) with a notional amount of $200 million effective January 1, 2014 through December 31, 2016. The agreement required us to pay interest on the notional amount at the rate of 2.49% in exchange for the three-month LIBOR rate, with a floor of 1.5%. At December 31, 2014, this Swap had a fair value loss of $2.5 million and is reflected as a component of other non-current liabilities ($0.5 million) with the remaining balance included as a component of current liabilities.
Investment in FOX

FOX is a designer, manufacturer and marketer of high performance suspension products used primarily on mountain bikes, off-road vehicles and trucks, snowmobiles and motorcycles. We purchased a controlling interest in FOX on January 4, 2008 for approximately $80.4 million. In August 2013, FOX completed an initial public offering of its common stock at an initial offering price of $15.00 per share. FOX sold 2,857,143 shares and certain of its shareholders sold 7,000,000 shares (including 5,800,238 shares held by us). FOX trades on the NASDAQ stock market under the ticker “FOXF”. We received approximately $80.9 million in net proceeds from the sale of our FOX shares, and our ownership interest in FOX was reduced to approximately 53.9%. FOX used a portion of their net proceeds received from the sale of their shares as well as proceeds from the FOX credit facility to repay $61.5 million in outstanding indebtedness to us under their existing credit facility with us.
On July 10, 2014, certain FOX shareholders, including us, sold shares of FOX common stock through a FOX secondary offering at a price of $15.50 per share. As a selling shareholder, we sold a total of 4,466,569 shares of FOX common stock, including 633,955 shares sold in connection with underwriters’ exercise of the over-allotment option in full, for total net proceeds of approximately $65.5 million. Upon completion of the offering, our ownership in FOX was lowered from approximately 53% to 41%, or 15,108,718 shares of FOX’s common stock. As a result of the sale of the FOX shares by the Company in the FOX Secondary Offering, we no longer hold a controlling ownership interest in FOX which resulted in the deconsolidation of the FOX operating segment effective as of the date of the FOX secondary Offering. We recognized a gain of approximately $76.2 million related to the shares that were sold in the FOX Secondary Offering, and a gain of approximately $188.0 million related to the deconsolidation of our retained interest in FOX, for a total gain of approximately $264.2 million.
We account for our remaining equity interest in FOX using the equity method of accounting. We use the equity method of accounting for investments when we have the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. We have elected to measure the FOX equity method investment at fair value with unrealized gains and losses reported in the consolidated statement of operations as gain (loss) from equity method investment. The investment in FOX had a fair value of $245.2 million at December 31, 2014, and we recorded a gain on the investment of $11.0 million for the year ended December 31, 2014.
Supplemental Put Agreement Termination
On July 1, 2013, we amended the MSA with our Manager to provide for certain modifications related to our Manager’s registration as an investment adviser under the Investment Advisers Act of 1940 (“Advisor’s Act”), as amended. In connection with the amendment resulting from the Manager’s registration as an investment adviser under the Adviser’s Act, we and our Manager agreed to terminate the Supplemental Put Agreement, which had the effect of eliminating the Manager’s right to require us to purchase the Allocation Interests upon termination of the MSA. Pursuant to the MSA, as amended, our Manager will continue to manage the day-to-day operations and affairs of the Company, oversee the management and operations of our businesses, perform certain other services for which it will continue to receive management fees, and the holders of the Allocation Interests will continue to receive the profit allocation upon the occurrence of a Sale Event or a Holding Event. As a result of the termination of the Supplemental Put Agreement, we derecognized the supplemental put liability associated with our Manager’s put right, reversing the entire $61.3 million liability during the year ended December 31, 2013 through supplemental put expense on the consolidated statement of operations. A profit allocation payment totaling $5.6 million was disbursed to holders of Allocation Interests as a result of FOX’s five-year Holding Event prior to the termination of the Supplemental Put Agreement.
Subsequent to the termination of the Supplemental Put Agreement, we record Holding Events and Sale Events as dividends declared on Allocations Interests to stockholders’ equity when they are approved by our board of directors. The FOX Secondary Offering was considered a Sale Event and in September 2014, our board of directors approved and declared a profit allocation payment totaling $11.9 million to holders of the Allocation Interests. The profit allocation payment was made on September 30, 2014. As a result of the FOX IPO, our board of directors approved and declared on October 30, 2013 a profit allocation payment totaling $16.0 million which was paid to holders of Allocation Interests in November of 2013.
We believe that we currently have sufficient liquidity and capital resources, which include amounts available under our 2014 Revolving Credit Facility, to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our board of directors, over the next twelve months.
Interest Expense
We incurred interest expense totaling $27.1 million in the year ended December 31, 2014, as compared to $19.4 million in the year ended December 31, 2013 and $25.1 million for the year ended December 31, 2012. The components of interest expense in each of the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Interest on credit facilities	$16,392	$15,625	$17,643
Unused fee on Revolving Credit Facility	1,914	2,349	2,666
Amortization of original issue discount	882	1,243	2,312
Realized losses on interest rate hedges	—	—	166
Unrealized losses on interest rate derivatives (1)	7,709	130	2,175
Letter of credit fees	62	53	63
Other	138	15	30
Interest expense	$27,097	$19,415	$25,055
Average daily balance of debt outstanding	$379,034	$294,056	$271,776
Effective interest rate	7.2%	6.6%	9.2%
(1) On September 14, 2014, we purchased an interest rate swap (the “New Swap”) with a notional amount of $220 million effective April 1, 2016 through June 6, 2021. The agreement requires us to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At December 31, 2014, this New Swap had a fair value of negative $7.4 million, essentially reflecting the present value of future payments and receipts under the agreement and is reflected as a component of interest expense and other non-current liabilities. In the above table, we provide the effective interest rate on outstanding debt, which includes the mark-to-market loss on the New Swap. The effective interest rate for incurred debt during the year ended December 31, 2014 after elimination of the New Swap, which has a term that does not begin until April 1, 2016, is 5.2%. Refer to Note K - Derivatives and Hedging Activities of the consolidated financial statements.
Income Taxes
We incurred income tax expense of $8.3 million with an annual effective rate of 2.8% during the year ended December 31, 2014, $20.7 million in income tax expense with an annual effective tax rate of 20.8% during the year ended December 31, 2013, and

$21.1 million with an effective tax rate of 78.6% during the year ended December 31, 2012. The effect of the gain on the deconsolidation of FOX incurred at the corporate level decreased the effective income tax rate by 30.8%. The reversal of the supplemental put expense during 2013 was not taxable as it was incurred at the LLC level. In addition, other gains and losses incurred at the Company, which is an LLC, are not tax deductible as those costs are passed through to the shareholders. A portion of the acquisition costs expensed in the year ended December 31, 2012 in connection with the Arnold and Universal Circuits acquisitions are not tax deductible, and our losses incurred at the Company, which is an LLC, are not tax deductible at the corporate level as those costs are passed through to the shareholders. For the year ended December 31, 2012, these two items accounted for 3.0% and 31.1%, respectively, of the increased effective tax rate compared to the Federal statutory rate at December 31, 2012. The components of income tax expense as a percentage of income from continuing operations before income taxes for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year ended December 31,
	2014	2013	2012
United States Federal Statutory Rate	35.0%	35.0%	35.0%
Foreign and State income taxes (net of Federal benefits)	(1.1)	1.9	11.7
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders	0.7	1.5	10.2
Effect of deconsolidation of subsidiary (1)	(30.8)	—	—
Effect of supplemental put expense (reversal) (2)	—	(16.2)	20.9
Impact of subsidiary employee stock options	0.1	0.4	(1.8)
Domestic production activities deduction	(0.3)	(1.8)	(4.1)
Non-deductible acquisition costs	0.1	—	3.0
Non-recognition of NOL carryforwards at subsidiaries	0.2	3.1	4.8
Other	(1.1)	(3.1)	(1.1)
Effective income tax rate	2.8%	20.8%	78.6%

(1) The effective income tax rate for the year ended December 31, 2014 includes a significant gain at our parent, which is taxed as a partnership, related to the deconsolidation of FOX in July 2014.

(2) The effective income tax rate for the year ended December 31, 2013 includes a gain at our parent, which is taxed as a partnership, related to the termination of the Supplemental Put Agreement in July 2013.
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

Adjusted EBITDA – Is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by: (i) non-controlling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting , due diligences, etc.) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805; (iii) increases or decreases in supplemental put charges for periods prior to July 1, 2013, which reflected the estimated potential liability due to our Manager that required us to acquire their Allocation Interests in the Company at a price based on a percentage of the fair value in our businesses over their original basis plus a hurdle rate; (iv) management fees, which reflect fees due quarterly to our Manager in connection with our MSA; (v) impairment charges, which reflect write downs to goodwill or other intangible assets; (vi) the gain related to the deconsolidation of FOX during the year ended December 31, 2014; (vii) gains or losses recorded in connection with changes in the fair value of our investment in FOX; and (viii) gains or losses recorded in connection with the sale of fixed assets.
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
The following table reconciles EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Year ended December 31, 2014

	Corporate	CamelBak	Ergobaby	Liberty	Advanced Circuits	American Furniture	Arnold Magnetics	Clean Earth	Sterno Candle Lamp	Tridien	Consolidated
Net income (loss) (1)	$257,305	$4,614	$8,159	$(4,488)	$11,101	$1,485	$229	$(1,317)	$(2,008)	$1,028	$276,108
Adjusted for:
Provision (benefit) for income taxes	(191)	3,144	4,735	(3,084)	4,406	28	(966)	(275)	(1,537)	47	6,307
Interest expense, net	26,509	7	25	—	(2)	—	(2)	151	—	1	26,689
Intercompany interest	(42,192)	9,917	4,917	4,572	6,561	2,222	7,219	3,997	1,645	1,142	—
Depreciation and amortization	413	13,830	4,159	6,538	4,977	228	8,884	6,776	4,707	2,561	53,073
Loss on debt extinguishment	2,143	—	—	—	—	—	—	—	—	—	2,143
EBITDA	243,987	31,512	21,995	3,538	27,043	3,963	15,364	9,332	2,807	4,779	364,320
Loss on sale of fixed assets	—	143	—	17	6	—	324	9	—	26	525
Non-controlling shareholder compensation	—	945	661	371	23	—	134	424	124	19	2,701
Acquisition expenses	—	—	—	96	—	—		1,983	2,765	—	4,844
Gain on deconsolidation of subsidiary	(264,325)	—	—	—	—	—	—	—	—	—	(264,325)
Gain on equity method investment	(11,029)	—	—	—	—	—	—	—	—	—	(11,029)
Integration services fee	—			—	—	—	—	625	375	—	1,000
Management fees	19,622	500	500	500	500	—	500	125	125	350	22,722
Adjusted EBITDA	$(11,745)	$33,100	$23,156	$4,522	$27,572	$3,963	$16,322	$12,498	$6,196	$5,174	$120,758

(1) As a result of the deconsolidation of our FOX subsidiary in July 2014, Net income (loss) in the above schedule does not include Net Income from FOX of $15.0 million for the period January 1, 2014 through July 10, 2014, and Adjusted EBITDA does not include Adjusted EBITDA of $25.1 million for FOX for the period January 1, 2014 through July 10, 2014.

Adjusted EBITDA
Year ended December 31, 2013

	Corporate	CamelBak	Ergobaby	FOX	Liberty	Advanced Circuits	American Furniture	Arnold	Tridien	Consolidated
Net income (loss)	$41,482	$4,010	$4,057	$24,104	$5,487	$9,167	$(1,680)	$1,586	$(9,397)	$78,816
Adjusted for:
Provision (benefit) for income taxes	(98)	2,198	2,603	10,566	2,374	5,681	13	(535)	(2,073)	20,729
Interest expense, net	19,139	(4)	2	218	—	(2)	—	22	1	19,376
Intercompany interest	(41,191)	11,163	5,636	2,179	4,370	7,490	1,755	7,432	1,166	—
Depreciation and amortization	(1,541)	13,512	4,025	9,435	6,421	5,438	291	8,504	2,241	48,326
Loss on debt extinguishment	1,785	—	—	—	—	—	—	—	—	1,785
EBITDA	19,576	30,879	16,323	46,502	18,652	27,774	379	17,009	(8,062)	169,032
(Gain) loss on sale of fixed assets	—	14	23	(7)	—	(18)	—	40	43	95
Non-controlling shareholder compensation	—	945	606	2,500	391	23	—	145	73	4,683
Impairment charges	—	—	—		—	—	—	—	12,918	12,918
Acquisition expenses	—	—	—	—	—	—	—	—	—	—
Supplemental put expense (reversal)	(45,995)	—	—	—	—	—	—	—	—	(45,995)
Management fees	15,474	500	500	308	500	500	—	500	350	18,632
Adjusted EBITDA	$(10,945)	$32,338	$17,452	$49,303	$19,543	$28,279	$379	$17,694	$5,322	$159,365

Adjusted EBITDA
Year ended December 31, 2012

	Corporate	CamelBak	Ergobaby	FOX	Liberty	Advanced Circuits	American Furniture	Arnold Magnetics	Tridien	Consolidated
Net income (loss)	$(25,979)	$6,823	$2,626	$14,208	$723	$11,969	$(3,391)	$(5,156)	$2,517	$(9,868)
Adjusted for:
Provision (benefit) for income taxes	(87)	5,138	1,638	8,181	518	6,554	23	(1,946)	1,050	21,069
Interest expense, net	24,937	22	25	16	—	(2)	5	(2)	—	25,001
Intercompany interest	(39,796)	13,046	6,295	2,880	4,473	5,081	1,688	6,272	61	—
Depreciation and amortization	(590)	13,558	4,620	7,786	7,286	5,298	336	9,703	2,355	50,352
EBITDA	(41,515)	38,587	15,204	33,071	13,000	28,900	(1,339)	8,871	5,983	100,762
Income (loss), gain (loss) from discontinued operations	1,413	—	—	—	—	—	—	—	—	1,413
(Gain) loss on sale of fixed assets	—	15	—	253	(19)	—	11	18	15	293
Non-controlling shareholder compensation	—	922	465	2,148	301	24	216	69	91	4,236
Acquisition expenses	296	—	—	—	—	366	—	4,539	—	5,201
Supplemental put expense	15,995	—	—	—	—	—	—	—	—	15,995
Management fees	14,408	500	500	500	500	500	—	375	350	17,633
Adjusted EBITDA (1)	$(9,403)	$40,024	$16,169	$35,972	$13,782	$29,790	$(1,112)	$13,872	$6,439	$145,533

(1) As a result of the sale of our HALO subsidiary in May 2012, Adjusted EBITDA does not include EBITDA from HALO for the period January 1, 2012 through April 30, 2012 of $2.2 million

The table below details cash receipts and payments that are not reflected on our income statement in order to provide an additional measure of management’s estimate of cash CAD. CAD is a non-GAAP measure that we believe provides additional information to our shareholders in order to enable them to evaluate our ability to make anticipated quarterly distributions. Because other entities do not necessarily calculate CAD the same way we do, our presentation of CAD may not be comparable to similarly titled measures provided by other entities. We believe that our historic and future CAD, together with our cash balances and access to cash via our debt facilities, will be sufficient to meet our anticipated distributions over the next twelve months. The table below reconciles CAD to net income and to cash flow provided by operating activities, which we consider to be the most directly comparable financial measure calculated and presented in accordance with GAAP.

(in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net income	$291,155	$78,816	$4,340
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	55,696	46,227	49,450
Impairment expense	—	12,918	—
Gain on sale of Staffmark	—	—	(219)
Loss on sale of HALO	—	—	464
Amortization of debt issuance costs and original issue discount	3,125	3,366	4,169
Unrealized loss on interest rate hedges	7,722	130	2,175
Loss on debt repayment	2,143	1,785	—
Excess tax benefit from subsidiary stock option exercise (1)	(1,662)	—	—
Supplemental put expense (reversal)	—	(45,995)	15,995
Noncontrolling stockholders charges	4,744	4,683	4,236
Gain on deconsolidation of subsidiary	(264,325)	—	—
Gain on equity method investment	(11,029)	—	—
Deferred taxes	(8,601)	(5,257)	(2,060)
Other	1,442	(87)	986
Changes in operating assets and liabilities	(9,715)	(24,212)	(26,970)
Net cash provided by operating activities	70,695	72,374	52,566
Plus:
Unused fee on revolving credit facility (2)	1,914	2,349	2,666
Excess tax benefit from subsidiary stock option exercise (1)	1,662	—	—
Successful acquisition expense	4,844	—	5,201
Integration services agreement (3)	1,000
Sale related expenses	—	—	1,976
Changes in operating assets and liabilities	9,715	24,212	26,970
Less:
Changes in operating assets and liabilities	—	—	—
Payment on interest rate swap	2,008	—	—
Other	528	—	668
Maintenance capital expenditures: (4)
Compass Group Diversified Holdings LLC	—	—	—
Advanced Circuits	568	3,220	878
American Furniture	504	298	(133)
Arnold	3,078	2,839	2,382
CamelBak	2,492	815	1,364
Clean Earth	1,944	—	—
ERGObaby	912	1,504	843
FOX	2,381	3,932	4,096
Halo (divested May 2012)	—	—	320
Liberty	848	1,031	441
SternoCandleLamp	126	—	—

Tridien	784	569	807
FOX CAD (5)	15,716	11,189	—
Estimated cash flow available for distribution and reinvestment	$57,992	$73,538	$69,002
Distribution paid in April 2014/2013	$(17,388)	$(17,388)	$(17,388)
Distribution paid in July 2014/2013	(17,388)	(17,388)	(17,388)
Distribution paid in October 2014/2013	(17,388)	(17,388)	(17,388)
Distribution paid in January 2015/2014	(19,548)	(17,388)	(17,388)
	$(71,712)	$(69,552)	$(69,552)

(1)	Represents the non-cash excess tax benefit at FOX related to the exercise of stock options.

(2)	Represents the commitment fees on the unused portion of our 2011 Revolving Credit Facility and 2014 Revolving Credit Facility.

(3)	Represents fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership, payable quarterly.

(4)
Represents maintenance capital expenditures that were funded from operating cash flow and excludes growth capital expenditures of approximately $1.6 million, $7.5 million and $10.6 million incurred during the year ended December 31, 2014, 2013 and 2012, respectively.

(5)
Represents FOX CAD subsequent to the IPO date. For the year ended December 31, 2014, the amount includes $24.2 million of EBITDA, less: $3.8 million of cash taxes, $1.9 million of management fees, $2.4 million of maintenance capital expenditures and $0.4 million of interest expense.

Earnings of certain of our businesses are seasonal in nature. Earnings from Liberty are typically lowest in the second quarter due to lower demand for safes at the onset of summer. Cash flows from American Furniture are typically highest in the months of January through April of each year, coinciding with homeowners’ tax refunds. Earnings from CamelBak are typically higher in the spring and summer months as this corresponds with warmer weather in the Northern Hemisphere and an increase in hydration related activities. Earnings from Clean Earth are typically lower during the winter months due to the limits on outdoor construction and dredging because of the colder weather in the Northeastern United States.

Related Party Transactions and Certain Transactions Involving our Businesses
We have entered into the following related party transactions with our Manager, CGM:

•	Management Services Agreement

•	LLC Agreement

•	Integration Services Agreement

•	Cost Reimbursement and Fees
Management Services Agreement
We entered into the MSA with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for us in exchange for a management fee paid quarterly and equal to 0.5% of our adjusted net assets. The management fee is required to be paid prior to the payment of any distributions to shareholders. For the years ended December 31, 2014, 2013 and 2012, we incurred $22.7 million, $18.6 million and $17.6 million, respectively, in management fees to CGM (excludes offsetting fees paid by HALO).
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

On October 7, 2014 and effective as of September 30, 2014, the Company and CGM amended the MSA, as amended, to provide for certain modifications related to FOX no longer being a consolidated subsidiary.
LLC Agreement
As distinguished from its provision of providing management services to us, pursuant to the amended MSA, members of CGM are owners of 53.6% of the Allocation Interests in us through their ownership in Sostratus LLC. The LLC agreement gives the holders of Allocation Interests the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Allocation Interest Holders are entitled to receive and as such can elect to receive the positive contribution-based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (Holding Event) and upon the sale of the business (Sale Event). During the year ended December 31, 2014, we paid $11.9 million to holders of the Allocation interests related to FOX's secondary offering (Sale Event). During the year ended December 31, 2013, we paid $5.6 million to the holders of Allocation Interests related to FOX’s positive contribution-based profit (Holding Event) and $16.0 million as a result of FOX’s sale of common stock to the public (Sale Event).

Certain persons who are employees and partners of the Manager, including the Company’s Chief Executive Officer and Chief Financial Officer, beneficially own 58.8% of the Allocation Interests, through Sostratus LLC, at December 31, 2014. Of the remaining 41.2% non-voting ownership of the Allocation Interests, 5.0% is held by CGI Diversified Holdings LP, 5.0% is held by the Chairman of the Company’s Board of Directors, and the remaining 31.2% is held by the former founding partner of the Manager.
At December 31, 2013, 53.6% of the Allocation Interests were beneficially owned by certain persons who are employees and partners of the Manager, including the Company’s Chief Executive Officer. Of the remaining 46.4% non-voting ownership of the Allocation Interests, 5.0% was held by CGI Diversified Holdings LP, 5.0% was held by the Chairman of the Company’s Board of Directors, and 31.4% was held by the former founding partner of the Manager. A Director and the former Chief Financial Officer held 5.0% of the Allocation Interests until his retirement.

The increase in beneficial ownership of the Allocation Interests by certain persons who are employees and partners of the Manager from 2013 to 2014 was a result of the retirement of the former Chief Financial Officer and the resulting assignment of Allocation Interests to other persons who are employees and partners of the Manager. The former Chief Financial Officer is entitled to continue to receive distributions from Sostratus LLC on his Allocation Interests earned prior to his retirement.

Integration Services Agreement

The 2014 acquisitions entered into Integration Services Agreements ("ISA") with CGM.  The ISA provides for CGM to provide services for the 2014 acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, including the retention of independent board members to serve on their board of directors, implement compliance and reporting requirements of the Sarbanes-Oxley Act and align the acquired entity's policies and procedures with our other subsidiaries.  Each ISA is for the twelve month period subsequent to the acquisition and is payable quarterly.  Clean Earth will pay CGM $2.5 million and SternoCandleLamp will pay CGM $1.5 million under the agreements.  During the year ended December 31, 2014, Clean Earth incurred $0.6 million in integration services fees, and SternoCandleLamp incurred $0.4 million.
Cost Reimbursement and Fees
We reimbursed CGM approximately $4.5 million, $3.5 million and $3.5 million, principally for occupancy and staffing costs incurred by CGM on our behalf during the years ended December 31, 2014, 2013 and 2012, respectively.

Our businesses had the following significant related party transactions during 2014:
FOX

On July 10, 2014, 5,750,000 shares of FOX common stock, held by certain FOX shareholders, including us, were sold in a secondary offering at a price of $15.50 per share for total net proceeds to selling shareholders of approximately $84.4 million.

As a selling shareholder, we sold a total of 4,466,569 shares of FOX common stock, including 633,955 shares sold in connection with the underwriters’ exercise of the over-allotment option in full, for total net proceeds of approximately $65.5 million. Upon completion of the offering, our ownership in FOX decreased from approximately 53% to 41%, or 15,108,718 shares of FOX’s common stock. We recorded a gain of $264.3 million in July 2014 in connection with the Fox deconsolidation.

In September 2014, the Company and FOX entered into an agreement for the provision of services to FOX for assistance in complying the Sarbanes-Oxley Act of 2002, as amended (the “Services Agreement”). The Services Agreement can be terminated by either party at any time, or will terminate on March 31, 2016. A statement of work was agreed to in connection with the Service Agreement, which provides that the Company’s internal audit team will assist FOX with various tasks, including, but not limited to, the development of internal control policies and procedures, risk and control matrices and the evaluation of internal controls. Services provided in accordance with the Services Agreement are billed on a time and materials basis. Fees for services provided in 2014 are estimated to be approximately $50,000 and fees for services to be provided in 2015 are estimated to be approximately $100,000.
In January 2014, FOX hired the son-in-law of our Chairman to be its Vice-President of Business Development.
Tridien
Tridien leased a facility from an affiliate of a noncontrolling shareholder of Tridien during the year ended December 31, 2013. The terms of the lease was through February of 2014. Tridien paid rent under this leases of approximately $0.1 million for the year ended December 31, 2014.
American Furniture
American Furniture was not in compliance with its Maintenance Fixed Charge Coverage Ratio requirement included in the amended credit agreement with us dated December 31, 2010. We are required to fund, in the form of an additional equity investment, any shortfall in the difference between Adjusted EBITDA and Fixed Charges as defined in American Furniture’s credit agreement with us. Per the maintenance agreement, the shortfall that we are required to fund, American Furniture is in turn required to pay down its term debt with us. The amount of the shortfall at December 31, 2013 was approximately $1.6 million. There was no shortfall at December 31, 2014 as American Furniture was in compliance with the Maintenance Fixed Charge Coverage Ratio.

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
The table below summarizes the payment schedule of our contractual obligations at December 31, 2014 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$596,357	$20,170	$43,938	$211,672	$320,577
Operating lease obligations (b)	93,636	15,050	24,828	17,312	36,446
Purchase obligations (c)	258,740	161,653	49,587	47,500	—
Total (d)	$948,733	$196,873	$118,353	$276,484	$357,023

(a)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Revolving Credit Facility and Term Loan Facility.

(b)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties.

(c)
Reflects non-cancelable commitments as of December 31, 2014, including: (i) shareholder distributions of $78.2 million, (ii) estimated management fees of $23.8 million per year over the next five years and; (iii) other obligations, including amounts due under employment agreements. Distributions to our shareholders are approved by our board of directors each fiscal quarter. The amount approved for future quarters may differ from the amount included in this schedule.

(d)
The contractual obligation table does not include approximately $0.7 million in liabilities associated with unrecognized tax benefits as of December 31, 2014 as the timing of the recognition of this liability is not certain. The amount of the liability is not expected to significantly change in the next twelve months.

Critical Accounting Estimates
The following discussion relates to critical accounting estimates for the Company, the Trust and each of our businesses at December 31, 2014.
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
Annual goodwill and indefinite lived intangible assets impairment testing
We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level. Each of our businesses represents a reporting unit except Arnold, which is comprised of three reporting units. We use March 31st as our annual date for impairment testing and all reporting units are tested with the exception of American Furniture. The balance of American Furniture’s goodwill was completely written off in 2011.
We are permitted under applicable accounting standards to make a qualitative assessment of whether the fair value of a reporting unit exceeds its carrying value before applying the two-step goodwill impairment test. If a company concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount it is not required to perform the two-step impairment test for that reporting unit. At March 31, 2014 we elected to use the qualitative assessment alternative to test goodwill for impairment for each of our reporting units that maintain a goodwill carrying value with the exception of two of the three reporting units at Arnold, Flexmag and Precision Thin Metals. We determined that two of the three reporting units at Arnold required further quantitative testing (step 1) because we could not conclude that the fair value of the reporting units exceeds their carrying value based on qualitative factors alone. Results of the quantitative analysis indicated that the fair value of these reporting units exceeded their carrying value. The fair value of the reporting unit was determined utilizing a discounted cash flow methodology ("DCF") on both an income and market approach for the Flexmag reporting unit and the income approach for Precision Thin Metals reporting unit. A representative market does not exist for Precision Thin metals. The DCF utilized a weighted average cost of capital of 12.5% for Flexmag and 14.5% for Precision Thin Metals.
In conducting our qualitative assessment of reporting units as of March 31, 2014, we considered the following factors prior to performing Step 1 of the goodwill impairment test:

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

•
Events affecting a reporting unit such as change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing of all or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit, or a recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit; and

•	Sustained decrease (both absolute and relative to its peers) in share price, if applicable.
In addition to considering the above factors we performed the following procedures as of March 31, 2014 for each of our reporting units except for the Arnold Flexmag and Precision Thin Metals reporting units:

•	Compared and assessed Trailing Twelve month (“TTM”) net sales as of March 31, 2014 to TTM nets sales as of March 31, 2013:

•	Compared and assessed TTM operating income as of March 31, 2014 to TTM operating income as of March 31, 2013;

•	Compared and assessed TTM Adjusted EBITDA as of March 31, 2014 to Adjusted EBITDA as of March 31, 2013;

•	Compared and assessed Adjusted EBITDA for the year-ended December 31, 2013 to Budget;

•	Compared and assessed Adjusted EBITDA for the three-months ended March 31, 2014 to Budget;

•
Compared the fair value of each of our RU to its carrying amount using the same metrics as those used in determining the value of the supplemental put as of March 31, 2014 and concluded that in each case the fair value of the RU was in excess of its carrying amount; and

•
Performed Market Cap reconciliation for CODI and determined that CODI’s public market cap was significantly in excess of the fair value of its consolidated equity (as derived from the aforementioned supplemental put analysis).

Based on our qualitative assessment as outlined above we believe that the fair value of each of our reporting units exceeds their carrying value at March 31, 2014.
In connection with the annual goodwill impairment testing, we test other indefinite-lived intangible assets (trade names) at our reporting units. We are permitted to make a qualitative assessment of whether it is more likely than not that the fair value of an individual reporting unit's indefinite lived assets exceeds its carrying amount before applying a quantitative analysis. If a company concludes that it is not more likely than not that the fair value of a reporting unit’s indefinite-lived assets exceeds its carrying amount it is not required to perform a quantitative test for that reporting unit. At March 31, 2014 we elected to use the qualitative assessment alternative to test indefinite-lived assets for impairment for each of our reporting units that record indefinite lived assets. At that time it was determined that the fair value of indefinite lived assets at each of our reporting units exceeded its carrying amount.
Long-lived intangible assets subject to amortization, including customer relationships, non-compete agreements, permits and technology are amortized using the straight-line method over the estimated useful lives of the intangible assets, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate long-lived assets for potential impairment whenever events occur or circumstances indicate that the carrying amount of the assets may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount of a long-lived asset is not recoverable and is greater than its fair value, the asset is impaired and an impairment loss must be recognized.
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

Tridien
In January 2015, one of Tridien’s largest customers informed the Company they will not renew their Purchase Agreement when it expires on September 30, 2015. This customer represented 20% of Tridien’s sales in 2014. The expected lost sales and net income are significant enough to trigger an interim goodwill and indefinite-lived asset impairment analysis which will be performed during the first quarter of 2015. At December 31, 2014, Tridien had goodwill of $16.8 million and indefinite lived intangibles of $0.1 million recorded on its balance sheet. It is possible that the result of the lost sales and net income from this customer may result in a goodwill impairment.

Allowance for Doubtful Accounts
We record an allowance for doubtful accounts on an entity-by-entity basis with consideration for historical loss experience, customer payment patterns and current economic trends. The Company reviews the adequacy of the allowance for doubtful accounts on a periodic basis and adjusts the balance, if necessary. The determination of the adequacy of the allowance for doubtful accounts requires significant judgment by management. The impact of either over or under estimating the allowance could have a material effect on future operating results. The consolidated allowance for doubtful accounts is approximately $5.2 million at December 31, 2014.
Deferred Tax Assets
Several of our majority owned subsidiaries have deferred tax assets recorded at December 31, 2014 which in total amount to approximately $17.0 million. This deferred tax asset is net of $12.7 million of valuation allowance primarily associated with AFM and Tridien’s inability to utilize loss carryforwards associated with impairments in 2010, 2011, and 2013. These deferred tax assets are comprised primarily of reserves not currently deductible for tax purposes. The temporary differences that have resulted in the recording of these tax assets may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Realization of the deferred tax assets is dependent on generating sufficient future taxable income. Based upon the expected future results of operations, we believe it is more likely than not that we will generate sufficient future taxable income to realize the benefit of existing temporary differences, although there can be no assurance of this. The impact of not realizing these deferred tax assets would result in an increase in income tax expense for such period when the determination was made that the assets are not realizable. (Refer to Note L – “Income taxes" in the notes to consolidated financial statements.)

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
At December 31, 2014, we were exposed to interest rate risk primarily through borrowings under our 2014 Credit Facility because borrowings under this agreement are subject to variable interest rates. We had $323.4 million outstanding under the 2014 Term Loan Facility at December 31, 2014. We have entered into two interest rate swaps as of December 31, 2014. On October 30, 2011, we purchased a three-year interest rate swap with a notional amount of $200 million that is effective January 1, 2011 through March 31, 2016. This swap requires us to pay interest on the notional amount at the rate of 2.49% in exchange for the three-month LIBOR rate, with a floor of 1.5%. On September 16, 2014, we purchased an interest rate swap with a notional amount of $220 million. This swap is effective April 1, 2016 through June 6, 2021, the termination date of our 2014 Term Loan, and requires us to pay interest at rates on the notional amount at 2.97% in exchange for the three-month LIBOR rate.
Interest on our Term Loan is subject to a LIBOR floor of 1.0% and three-month LIBOR is currently 26 basis points. We currently estimate that a 100 basis point increase in LIBOR would not have a material impact on our results of operations, cash flows or financial condition.
We expect to borrow under our Revolving Credit Facility in the future in order to finance our short term working capital needs and future acquisitions. These borrowings will be subject to variable interest rates.

Exchange Rate Sensitivity
At December 31, 2014, we were not exposed to significant foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations.
Credit Risk
We are exposed to credit risk associated with cash equivalents, investments, and trade receivables. We do not believe that our cash equivalents or investments present significant credit risks because the counterparties to the instruments consist of major financial institutions and we manage the notional amount of contracts entered into with any one counterparty. Our cash and cash equivalents at December 31, 2014 consists principally of (i) treasury backed securities, (ii) insured prime money market funds, (iii) FDIC insured Certificates of Deposit, and (iv) cash balances in several non-interest bearing checking accounts. Substantially all trade receivable balances of our businesses are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. Although we have a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.
Equity Method Investment
We account for our investment in FOX using the equity method of accounting fair value option therefore our investment in FOX is subject to changes in the stock price of FOX. FOX trades on the NASDAQ stock market under the ticker “FOXF”.

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
NONE

ITEM 9A – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
(a) Management’s Evaluation of Disclosure Controls and Procedures.
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding require disclosure.
(b) Information with respect to Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended (the Exchange Act)). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework). Based on our assessment under the framework in Internal Control-Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The audited financial statements of the Company included in this annual report on 10-K include the results of acquisitions from their respective dates of acquisition. Management's assessment of internal control over financial reporting for the year ended

December 31, 2014 does not include an assessment of Clean Earth Holdings, Inc. or Sternocandlelamp Holdings, Inc., majority owned subsidiaries of the Company that were acquired during the year ended December 31, 2014. The financial statements of Clean Earth Holdings, Inc. and Sternocandlelamp Holdings, Inc. reflect total assets and revenues constituting 21.2% and 10.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2104. Refer to "Note C - Acquisition of Businesses" for a description of the acquisitions of Clean Earth Holdings, Inc. and Sternocandlelamp Holdings, Inc.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report that is included herein.
(c) Information with respect to Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting is contained on page F- 3 of this Annual Report on Form 10-K and is incorporated herein by reference.
(d) Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. – OTHER INFORMATION
None
PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our executive officers is incorporated herein by reference to information included in the Proxy Statement for our 2015 Annual Meeting of Shareholders.
Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for our 2015 Annual Meeting of Shareholders.
Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the Proxy Statement for our 2015 Annual Meeting of Shareholders.
Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the Proxy Statement for our 2015 Annual Meeting of Shareholders.

ITEM 11. – EXECUTIVE COMPENSATION
Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for our 2015 Annual Meeting of Shareholders.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for our 2015 Annual Meeting of Shareholders.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to such contractual relationships and independence is incorporated herein by reference to the information in the Proxy Statement for our 2015 Annual Meeting of Shareholders.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accounting fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for our 2015 Annual Meeting of Shareholders.

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
2.1
Stock and Note Purchase Agreement dated as of July 31, 2006, among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on August 1, 2006 (File No. 000-51937)).

2.2
Stock Purchase Agreement dated June 24, 2008, among Compass Group Diversified Holdings LLC and the other shareholders party thereto, Compass Group Diversified Holdings LLC, as Sellers’ Representative, Aeroglide Holdings, Inc. and Bühler AG (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on June 26, 2008 (File No. 000-51937)).

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

3.1	Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the Form S-1 filed on December 14, 2005 (File No. 333-130326)).
3.2	Certificate of Amendment to Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on September 13, 2007 (File No. 000-51937)).
3.3	Certificate of Formation of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 3.3 of the Form S-1 filed on December 14, 2005 (File No. 333-130326)).
3.4	Amended and Restated Trust Agreement of Compass Diversified Trust (incorporated by reference to Exhibit 3.5 of the Amendment No. 4 to the Form S-1 filed on April 26, 2006 (File No. 333-130326)).
3.5
Amendment No. 1 to the Amended and Restated Trust Agreement, dated as of April 25, 2006, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on May 29, 2007 (File No. 000-51937)).

3.6
Second Amendment to the Amended and Restated Trust Agreement, dated as of April 25, 2006, as amended on May 23, 2007, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on September 13, 2007 (File No. 000-51937)).

3.7
Third Amendment to the Amended and Restated Trust Agreement dated as of April 25, 2006, as amended on May 25, 2007 and September 14, 2007, of Compass Diversified Holdings among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on December 21, 2007 (File No. 000-51937)).

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

3.9
Second Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated January 9, 2007 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on January 10, 2007, (File No. 000-51937)).

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

4.1	Specimen Certificate evidencing a share of trust of Compass Diversified Holdings (incorporated by reference to Exhibit 4.1 of the Form S-3 filed on November 7, 2007 (File No. 333-147218)).
4.2
Specimen LLC Interest Certificate evidencing an interest of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit A of Exhibit 10.2 of the Form 8-K filed on January 10, 2007 (File No. 000-51937)).

10.1
Form of Registration Rights Agreement by and among Compass Group Diversified Holdings LLC, Compass Diversified Trust and Certain Shareholders (incorporated by reference to Exhibit 10.3 of the Amendment No. 5 to the Form S-1 filed on May 5, 2006 (File No. 333-130326)).

10.2
Form of Supplemental Put Agreement by and between Compass Group Management LLC and Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.4 of the Amendment No. 4 to the Form S-1 filed on April 26, 2006 (File No. 333-130326)).

10.3†
Amended and Restated Employment Agreement dated as of December 1, 2008 by and between James J. Bottiglieri and Compass Group Management LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 3, 2008 (File No. 000-51937)).

10.4
Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP (incorporated by reference to Exhibit 10.6 of the Amendment No. 5 to the Form S-1 filed on May 5, 2006 (File No. 333-130326)).

10.5
Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and Pharos I LLC (incorporated by reference to Exhibit 10.7 of the Amendment No. 5 to the Form S-1 filed on May 5, 2006 (File No. 333-130326)).

10.6
Amended and Restated Management Services Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of December 20, 2011 and originally effective as of May 16, 2006 (incorporated by reference to Exhibit 10.06 of the Form 10-K filed on March 7, 2012 (File No. 001-34927)).

10.7
Registration Rights Agreement by and among Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP, dated as of April 3, 2007 (incorporated by reference to Exhibit 10.3 of the Amendment No. 1 to the Form S-1 filed on April 20, 2007 (File No. 333-141856)).

10.8
Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP, dated as of April 3, 2007 (incorporated by reference to Exhibit 10.16 of the Amendment No. 1 to the Form S-1 filed on April 20, 2007 (File No. 333-141856)).

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

10.16
Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Bank of America, N.A., dated as of June 6, 2014 (incorporated by reference to Exhibit 10.1 to the 8-K filed on June 9, 2014 (File No. 001-34927)).

10.17
Fifth Amended and Restated Management Services Agreement dated July 1, 2013 and originally effective as of May 16, 2006, by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 1, 2013 (File No. 001-34927)).

10.18
Sixth Amended and Restated Management Service Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of September 30, 2014 and originally effective as of May 16, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 7, 2014 (File No. 001-34927)).

10.19†
Employment Agreement dated July 11, 2013, between Compass Group Management LLC and Ryan J. Faulkingham (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 11, 2013 (File No. 001-34927)).

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1*+	Section 1350 Certification of Chief Executive Officer of Registrant
32.2*+	Section 1350 Certification of Chief Financial Officer of Registrant

99.1
Note Purchase and Sale Agreement dated as of July 31, 2006 among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on August 1, 2006 (File No. 000-51937)).

99.2
Stock Purchase Agreement, dated as of February 28, 2007, by and between HA-LO Holdings, LLC and HALO Holding Corporation (incorporated by reference to Exhibit 99.3 of the Form 8-K filed on March 1, 2007 (File No. 000-51937)).

99.3
Purchase Agreement dated December 19, 2007, among CBS Personnel Holdings, Inc. and Staffing Holding LLC, Staffmark Merger LLC, Staffmark Investment LLC, SF Holding Corp., Stephens-SM LLC and CBS Personnel Holdings, Inc. (incorporated by reference to Exhibit 99.1 of the Form8-K filed on December 20, 2007 (File No. 000-51937)).

99.4
Share Purchase Agreement dated January 4, 2008, among Fox Factory Holding Corp., Fox Factory, Inc. and Robert C. Fox, Jr. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on January 8, 2008 (File No. 000-51937)).

99.5
Stock Purchase Agreement dated May 8, 2008, among Mitsui Chemicals, Inc., Silvue Technologies Group, Inc., the stockholders of Silvue Technologies Group, Inc. and the holders of Options listed on the signature pages thereto, and Compass Group Management LLC, as the Stockholders Representative (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on May 9, 2008 (File No. 000-51937)).

99.6
Stock Purchase Agreement dated March 31, 2010 by and among Gable 5, Inc., Liberty Safe and Security Products, LLC and Liberty Safe Holding Corporation (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on April 1, 2010 (File No. 000-51937)).

99.7
Stock Purchase Agreement dated September 16, 2010, by and among ERGO Baby Intermediate Holding Corporation, The ERGO Baby Carrier, Inc., Karin A. Frost, in her individual capacity and as Trustee of the Revocable Trust of Karin A. Frost dated February 22, 2008 and as Trustee of the Karin A. Frost 2009 Qualified Annuity Trust u/a/d 12/21/2009 (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on September 17, 2010 (File No. 000-51937)).

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

99.10
Stock Purchase Agreement dated as of August 7, 2014, by and among CEHI Acquisition Corporation, Clean Earth Holdings, Inc., the holders of stock and options in Clean Earth Holdings, Inc. and Littlejohn Fund III, L.P. (incorporated by reference to Exhibit 99.1 of the 8-K filed on August 11, 2014 (File No. 001-34927)).

99.11
Membership Interest Purchase Agreement dated as of October 10, 2014, by and among Candle Lamp Holdings, LLC, Candle Lamp Company, LLC and Sternocandlelamp Holdings, Inc. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed October 10, 2014 (File No. 001-34927)).

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
+
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

Date: March 2, 2015	By:	/s/ Alan B. Offenberg
Alan B. Offenberg
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan B. Offenberg and Ryan J. Faulkingham, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Offenberg	Chief Executive Officer	March 2, 2015
Alan B. Offenberg	(Principal Executive Officer) and Director

/s/ Ryan J. Faulkingham	Chief Financial Officer	March 2, 2015
Ryan J. Faulkingham	(Principal Financial and Accounting Officer)

/s/ C. Sean Day	Director	March 2, 2015
C. Sean Day

/s/ D. Eugene Ewing	Director	March 2, 2015
D. Eugene Ewing

/s/ Harold S. Edwards	Director	March 2, 2015
Harold S. Edwards

/s/ Mark H. Lazarus	Director	March 2, 2015
Mark H. Lazarus

/s/ Gordon Burns	Director	March 2, 2015
Gordon Burns

/s/ James J. Bottiglieri	Director	March 2, 2015
James Bottiglieri

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS

Date: March 2, 2015	By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Regular Trustee

Compass Diversified Holdings
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTAL FINANCIAL DATA

Page Numbers
Historical Financial Statements:
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012	F-5
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012	F-6
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	F-8
Notes to Consolidated Financial Statements	F-9

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Compass Diversified Holdings

We have audited the internal control over financial reporting of Compass Diversified Holdings (a Delaware Trust) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Clean Earth Holdings, Inc., a 97.9 percent owned subsidiary, and SternoCandleLamp Holdings, Inc., a wholly owned subsidiary, whose financial statements, in aggregate, reflect total assets and revenues constituting 35 and 11 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014. As indicated in Management’s Report, Clean Earth Holdings, Inc. and SternoCandleLamp Holdings, Inc. were acquired during 2014. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Clean Earth Holdings, Inc. and SternoCandleLamp Holdings Inc.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
New York, New York
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Compass Diversified Holdings

We have audited the accompanying consolidated balance sheets of Compass Diversified Holdings (a Delaware Trust) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compass Diversified Holdings and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
New York, New York
March 2, 2015

Compass Diversified Holdings
Consolidated Balance Sheets

(in thousands)	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$23,703	$113,229
Accounts receivable, less allowances of $5,200 at December 31, 2014 and $3,424 at December 31, 2013	157,535	111,736
Inventories	111,214	152,948
Prepaid expenses and other current assets	28,347	21,220
Total current assets	320,799	399,133
Property, plant and equipment, net	115,871	68,059
Equity method investment (refer to Note D)	245,214	—
Goodwill	359,180	246,611
Intangible assets, net	487,220	310,359
Deferred debt issuance costs, less accumulated amortization of $1,233 at December 31, 2014 and $4,161 at December 31, 2013	11,197	8,217
Other non-current assets	7,949	12,534
Total assets	$1,547,430	$1,044,913
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$62,099	$62,539
Accrued expenses	63,378	55,590
Due to related party	6,193	4,528
Current portion, long-term debt	3,250	2,850
Other current liabilities	6,311	4,623
Total current liabilities	141,231	130,130
Deferred income taxes	97,731	60,024
Long-term debt, less original issue discount	485,547	280,389
Other non-current liabilities	14,587	5,435
Total liabilities	739,096	475,978
Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 54,300 shares issued and outstanding at December 31, 2014 and 48,300 shares issued and outstanding at December 31, 2013	825,321	725,453
Accumulated other comprehensive income (loss)	(2,542)	693
Accumulated deficit	(55,348)	(252,761)
Total stockholders’ equity attributable to Holdings	767,431	473,385
Noncontrolling interest	40,903	95,550
Total stockholders’ equity	808,334	568,935
Total liabilities and stockholders’ equity	$1,547,430	$1,044,913
See notes to consolidated financial statements.

Compass Diversified Holdings
Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per share data)	2014	2013	2012
Net sales	$982,300	$985,539	$884,721
Cost of sales	688,631	679,708	605,867
Gross profit	293,669	305,831	278,854
Operating expenses:
Selling, general and administrative expense	181,683	167,738	161,141
Supplemental put expense (reversal)	—	(45,995)	15,995
Management fees	22,722	18,632	17,633
Amortization expense	33,606	29,632	30,268
Impairment expense	—	12,918	—
Operating income	55,658	122,906	53,817
Other income (expense):
Interest expense, net	(27,068)	(19,376)	(25,001)
Gain on equity method investment	11,029	—	—
Gain on deconsolidation of subsidiary (refer to Note D)	264,325	—	—
Amortization of debt issuance costs	(2,243)	(2,123)	(1,811)
Loss on debt extinguishment	(2,143)	(1,785)	—
Other income (expense), net	(139)	(77)	(183)
Income from continuing operations before income taxes	299,419	99,545	26,822
Provision for income taxes	8,264	20,729	21,069
Income from continuing operations	291,155	78,816	5,753
Loss from discontinued operations, net of income tax	—	—	(1,168)
Loss on sale of discontinued operations, net of income tax	—	—	(245)
Net income	291,155	78,816	4,340
Less: Income from continuing operations attributable to noncontrolling interest	12,320	10,752	8,508
Less: Loss from discontinued operations attributable to noncontrolling interest	—	—	(226)
Net income (loss) attributable to Holdings	$278,835	$68,064	$(3,942)
Amounts attributable to Holdings:
Income (loss) from continuing operations	$278,835	$68,064	$(2,755)
Loss from discontinued operations, net of income tax	—	—	(942)
Loss on sale of discontinued operations, net of income tax	—	—	(245)
Net income (loss) attributable to Holdings	$278,835	$68,064	$(3,942)
Basic and fully diluted income (loss) per share attributable to Holdings
Continuing operations	$5.38	$1.05	$(0.06)
Discontinued operations	—	—	(0.02)
	$5.38	$1.05	$(0.08)

Weighted average number of shares outstanding - basic and fully diluted	49,089	48,300	48,300
Cash distribution declared per share (refer to Note N)	$1.44	$1.44	$1.44
See notes to consolidated financial statements.

Compass Diversified Holdings
Consolidated Statements of Comprehensive Income

	Year ended December 31,
(in thousands)	2014	2013	2012
Net income	$291,155	$78,816	$4,340
Other comprehensive income (loss)
Foreign currency translation and other	(3,235)	825	(132)
Total comprehensive income, net of tax	$287,920	$79,641	$4,208
See notes to consolidated financial statements.

Compass Diversified Holdings
Consolidated Statements of Stockholders’ Equity

(in thousands)	Number of Shares	Amount	Accumulated Deficit	Accum. Other Comprehensive Income (Loss)	Stockholders’ Equity Attrib. to Holdings	Non- Controlling Interest	Non-controlling Interest of Disc. Ops.	Total Stockholders’ Equity
Balance — January 1, 2012	48,300	$658,361	$(160,852)	$—	$497,509	$95,257	$3,712	$596,478
Net income	—	—	(3,942)	—	(3,942)	8,508	(226)	4,340
Other comprehensive loss – foreign currency translation and other	—	—	—	(132)	(132)	—	—	(132)
Proceeds received from Arnold noncontrolling shareholders	—	—	—	—	—	1,713	—	1,713
Proceeds received from noncontrolling shareholders	—	—	—	—	—	2,916	—	2,916
Distribution to noncontrolling shareholders related to the Fox recapitalization (refer to Note R)	—	(8,544)	—	—	(8,544)	(6,555)	—	(15,099)
Distribution to noncontrolling shareholders related to the ACI recapitalization (refer to Note R)	—	—	—	—	—	(13,749)	—	(13,749)
Accretion—CamelBak preferred stock	—	—	(937)	—	(937)	937	—	—
Redemption of noncontrolling interest holders	—	226	—	—	226	(3,638)	—	(3,412)
Redemption of CamelBak preferred stock	—	—	—	—	—	(48,022)	—	(48,022)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	4,217	—	4,217
HALO disposition	—	—	—	—	—	—	(3,486)	(3,486)
Distributions paid	—	—	(69,552)	—	(69,552)	—	—	(69,552)
Balance — December 31, 2012	48,300	$650,043	$(235,283)	$(132)	$414,628	$41,584	$—	$456,212
Net income (loss)	—	—	68,064	—	68,064	10,752	—	78,816
Other comprehensive loss – foreign currency translation and other	—	—	—	825	825	—	—	825
Effect of subsidiary initial public offering (refer to Note B)	—	75,410	—	—	75,410	41,628	—	117,038
Distribution to noncontrolling interest holders	—	—	—	—	—	(3,090)	—	(3,090)
Distribution to Allocation Interest holders (refer to Note N)	—	—	(15,990)	—	(15,990)	—	—	(15,990)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	4,676	—	4,676
Distributions paid	—	—	(69,552)	—	(69,552)	—	—	(69,552)
Balance — December 31, 2013	48,300	$725,453	$(252,761)	$693	$473,385	$95,550	$—	$568,935
Net income	—	—	278,835	—	278,835	12,320	—	291,155
Other comprehensive income – foreign currency translation and other	—	—	—	(3,235)	(3,235)	—	—	(3,235)
Issuance of Trust shares, net of offering costs	6,000	99,868	—	—	99,868	—		99,868
Effect of deconsolidation of subsidiary (refer to Note D)	—	—	(359)	—	(359)	(76,928)	—	(77,287)
Proceeds from Clean Earth noncontrolling interest holders	—	—	—	—	—	2,275	—	2,275
Distribution to Allocation Interest holders (refer to Note N)	—	—	(11,870)	—	(11,870)	—	—	(11,870)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	8,045	—	8,045
Effect of subsidiary stock option exercise	—	—	359	—	359	(359)	—	—
Distributions paid	—	—	(69,552)	—	(69,552)	—	—	(69,552)
Balance — December 31, 2014	54,300	$825,321	$(55,348)	$(2,542)	$767,431	$40,903	$—	$808,334
See notes to consolidated financial statements.

Compass Diversified Holdings
Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$291,155	$78,816	$4,340
Adjustments to reconcile net income to net cash provided by operating activities:
Gain (loss) on sale of businesses	—	—	245
Depreciation expense	20,048	16,595	14,793
Amortization expense	35,648	29,632	34,657
Impairment expense	—	12,918	—
Amortization of debt issuance costs and original issue discount	3,125	3,366	4,169
Loss on debt extinguishment	2,143	1,785	—
Supplemental put expense (reversal)	—	(45,995)	15,995
Unrealized loss on interest rate swap	7,722	130	2,175
Noncontrolling stockholder stock based compensation	4,744	4,683	4,236
Net gain on deconsolidation of subsidiary - FOX	(264,325)	—	—
Gain on equity method investment	(11,029)	—	—
Excess tax benefit from subsidiary stock options exercised	(1,662)	—	—
Deferred taxes	(8,601)	(5,257)	(2,060)
Other	1,442	(87)	986
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(20,853)	(10,988)	(2,137)
(Increase) decrease in inventories	19,588	(24,454)	(13,703)
Increase in prepaid expenses and other current assets	(6,205)	(413)	(1,580)
Increase (decrease) in accounts payable and accrued expenses	(2,245)	17,246	4,336
Payment of profit allocation	—	(5,603)	(13,886)
Net cash provided by operating activities	70,695	72,374	52,566
Cash flows from investing activities:
Acquisitions, net of cash acquired	(474,657)	(1,117)	(126,412)
Purchases of property and equipment	(15,262)	(20,410)	(18,546)
Proceeds from the FOX stock offering	65,528	80,913	—
Proceeds from sale of businesses	2,001	2,760	75,064
Purchase of noncontrolling interest	—	—	(15,423)
Payment of interest rate swap	(2,008)	—	—
Proceeds from sale leaseback transaction	—	4,108	—
Other investing activities	(355)	32	891
Net cash (used in) provided by investing activities	(424,753)	66,286	(84,426)
Cash flows from financing activities:
Proceeds from the issuance of Trust shares, net	99,868	—	—
Borrowings under credit facility	677,000	117,500	186,000
Repayments under credit facility	(426,275)	(106,275)	(135,005)
Redemption of CamelBak preferred stock	—	—	(48,022)
Distributions paid	(69,552)	(69,552)	(69,552)
Net proceeds provided by noncontrolling shareholders	4,025	36,122	12,061
Distributions paid to noncontrolling shareholders	(11,870)	(19,081)	(30,038)
Debt issuance costs	(7,370)	(2,697)	(3,154)
Excess tax benefit on stock-based compensation	1,662	—	5,755
Other	(2,001)	(139)	(277)
Net cash provided by (used in) financing activities	265,487	(44,122)	(82,232)
Foreign currency impact on cash	(955)	450	(37)
Net increase (decrease) in cash and cash equivalents	(89,526)	94,988	(114,129)
Cash and cash equivalents — beginning of period	113,229	18,241	132,370
Cash and cash equivalents — end of period	$23,703	$113,229	$18,241
See notes to consolidated financial statements.

Compass Diversified Holdings
Notes to Consolidated Financial Statements
December 31, 2014

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
The Company is a controlling owner of nine businesses, or operating segments at December 31, 2014. The segments are as follows: CamelBak Products LLC. (“CamelBak”), The Ergo Baby Carrier, Inc. (“Ergobaby”), Liberty Safe and Security Products, Inc. (“Liberty Safe” or “Liberty”), Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), American Furniture Manufacturing, Inc. (“AFM” or “American Furniture”), AMT Acquisition Corporation (“Arnold” or “Arnold Magnetics”), Clean Earth Holdings, Inc. ("Clean Earth"), Candle Lamp Company, LLC (“SternoCandleLamp”), and Tridien Medical, Inc. (“Tridien”). The segments are referred to interchangeably as “businesses”, “operating segments” or “subsidiaries” throughout the financial statements. Refer to Note F for further discussion of the operating segments. The Company also owns a non-controlling interest of approximately 41% in Fox Factory Holding Corp. (“FOX”) which is accounted for as an equity method investment. Compass Group Management LLC, a Delaware limited liability Company (“CGM” or the “Manager”), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a management services agreement (“MSA”).

Note B — Summary of Significant Accounting Policies
Accounting principles
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).
Basis of presentation
The results of operations for the years ended December 31, 2014, 2013 and 2012 represent the results of operations of the Company’s acquired businesses from the date of their acquisition by the Company, and therefore are not indicative of the results to be expected for the full year.
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
Discontinued Operations
On May 1, 2012, the Company sold its majority owned subsidiary, HALO. As a result, HALO’s net income for the period from January 1, 2012 through the date of sale has been reclassified to income from discontinued operations for that period in accordance with accounting guidelines.

Use of estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. It is possible that in 2015 actual conditions could be better or worse than anticipated when the Company developed the estimates and assumptions, which could materially affect the results of operations and financial position in the future. Such changes could result in future impairment of goodwill, intangibles and long-lived assets, inventory obsolescence, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other things. Actual results could differ from those estimates.

Deconsolidation of FOX
On August 13, 2013, the Company's FOX operating segment completed an initial public offering (the "FOX IPO") of its common stock pursuant to a registration statement on Form S-1 with the Securities and Exchange Commission (the "SEC"). In the FOX IPO, FOX sold 2,857,143 shares and certain of its shareholders sold 7,000,000 shares (including 5,800,238 shares held by the Company) at an initial offering price of $15.00 per share. FOX trades on the NASDAQ stock market under the ticker “FOXF”. The Company received approximately $80.9 million in net proceeds from the sale of their shares. The Company’s ownership interest in FOX was reduced from 75.8% to 53.9% on a primary basis and from 70.6% to 49.8% on a fully diluted basis as a result of the FOX IPO.
The following table details the amounts recorded in the consolidated statement of stockholders’ equity during the year ended December 31, 2013 as a result of the FOX IPO (in thousands):

	Trust Shares	NCI	Total
Effect of FOX IPO proceeds	$73,421	$36,125	$109,546
Effect of FOX IPO proceeds on NCI (1)	—	7,492	7,492
Effect of FOX IPO on majority trust shares (2)	1,989	(1,989)	—
	$75,410	$41,628	$117,038

(1)	Represents the effect on noncontrolling shareholders resulting from the Company’s proceeds from the FOX IPO, as determined based on the proporionate interest of the carrying value of FOX.

(2)	Represents the majority ownership effect on the Company resulting from the FOX IPO.

On July 10, 2014, FOX filed a registration statement on Form S-1 with the SEC for a public offering of its common stock (the "FOX Secondary Offering") held by certain stockholders (the "Selling Stockholders"). The Selling Stockholders sold 5,750,000 shares of FOX common stock in the FOX Secondary Offering, which included an underwriters' option to purchase an additional 750,000 shares, at an offering price of $15.50 per share. The Company sold 4,466,569 shares of FOX common stock, including 633,955 shares sold in connection with the underwriters' exercise of their full option to purchase additional shares of common stock, and received net proceeds from the sale of approximately $65.5 million. As a result of the sale of the shares by the Company in the FOX Secondary Offering, the Company's ownership interest in FOX decreased to approximately 41%, which resulted in the deconsolidation of the FOX operating segment in the Company's consolidated financial statements effective as of the date of the FOX Secondary Offering. The Company recognized a gain of approximately $76.2 million related to the shares that were sold in connection with the FOX Secondary Offering, and a gain of approximately $188.0 million related to the Company's retained interest in FOX, for a total gain of approximately $264.3 million.

Subsequent to the sale of the shares in the FOX Secondary Offering the Company owns approximately 15.1 million shares of FOX common stock.

The Company has elected to account for its investment in FOX at fair value using the equity method beginning on the date that the investment became subject to the equity method of accounting. The Company uses the equity method of accounting when it has the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. For equity method investments which the Company has elected to measure at fair value, unrealized gains and losses are reported in the consolidated statement of operations as gain (loss) from equity method investments.

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
As a result of the termination of the Supplemental Put Agreement, the Company has derecognized the supplemental put liability associated with the Manager’s put right, reversing the entire $61.3 million liability at June 30, 2013 through supplemental put expense on the consolidated statement of operations. Subsequent to the termination of the Supplemental Put Agreement, the Company records Holding Events and Sale Events as dividends declared on Allocations Interests to stockholders’ equity when they are approved by the Company’s board of directors.
Revenue recognition
In accordance with authoritative guidance on revenue recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of the product or performance of services has occurred, the sellers price to the buyer is fixed and determinable, and collection is reasonably assured. Shipping and handling costs are charged to operations when incurred and are classified as a component of cost of sales. Taxes collected from customers and remitted to governmental authorities are presented on a net basis in the accompanying Consolidated Statements of Operations.
Revenue is recognized upon shipment of product to the customer or performance of services for a customer, net of sales returns and allowances. Appropriate reserves are established for anticipated returns and allowances based on past experience. Revenue is typically recorded at F.O.B. shipping point for all our businesses with the exception being American Furniture which reports revenues F.O.B. destination.
Cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Allowance for doubtful accounts
The Company uses estimates to determine the amount of the allowance for doubtful accounts in order to reduce accounts receivable to their estimated net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. The Company’s estimate also includes analyzing existing economic conditions. When the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net receivable to the amount it reasonably believes will be collectible. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.
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
Property, plant and equipment and other long-lived assets that have definitive lives are evaluated for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable (‘triggering event’). Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to its fair value.
Fair value of financial instruments
The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short term nature. Term Debt with a carrying value of $319.1 million, net of original issue discount, at December 31, 2014 approximated fair value. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. If measured at fair value in the financial statements, the Term Debt would be classified as Level 2 in the fair value hierarchy.
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
Refer to Note H - Goodwill and Intangible Assets for the results of the annual impairment tests.
Deferred debt issuance costs
Deferred debt issuance costs represent the costs associated with the issuance of debt instruments and are amortized over the life of the related debt instrument.
Warranties
The Company’s CamelBak, Ergobaby, Liberty and Tridien operating segments estimate the exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary.
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
Derivatives and hedging
The Company utilizes interest rate swaps (derivative) to manage risks related to interest rates on the term loan portion of their Credit Facility. The Company has not elected hedge accounting treatment for the existing interest rate derivatives entered into as part of the Credit Facility. Refer to Note J - Debt for more information on the Company’s Credit Facility.

Noncontrolling interest
Noncontrolling interest represents the portion of a majority-owned subsidiary’s net income that is owned by noncontrolling shareholders. Noncontrolling interest on the balance sheet represents the portion of equity in a consolidated subsidiary owned by noncontrolling shareholders.
Deferred income taxes
Deferred income taxes are calculated under the asset and liability method. Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes at the enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is expected to more likely than not be realized. Several of the Company’s majority owned subsidiaries have deferred tax assets recorded at December 31, 2014 which in total amount to approximately $17.0 million. This deferred tax asset is net of $12.7 million of valuation allowance primarily associated with AFM’s inability to utilize loss carryforwards associated with impairments in 2010 and 2011 and losses in 2012 and 2013. These deferred tax assets are comprised primarily of reserves not currently deductible for tax purposes. The temporary differences that have resulted in the recording of these tax assets may be used to offset taxable income in future periods, reducing the amount of taxes required to be paid. Realization of the deferred tax assets is dependent on generating sufficient future taxable income at those subsidiaries with deferred tax assets. Based upon the expected future results of operations, the Company believes it is more likely than not that those subsidiaries with deferred tax assets will generate sufficient future taxable income to realize the benefit of existing temporary differences, although there can be no assurance of this. The impact of not realizing these deferred tax assets would result in an increase in income tax expense for such period when the determination was made that the assets are not realizable.
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
The calculation of basic and fully diluted earnings per share reflects the effect of dividends that were declared and paid to the Holders subsequent to the termination of the Supplemental Put Agreement and the incremental increase in the profit allocation distribution to the Holders related to Holding Events during the period.
The weighted average number of Trust shares outstanding for fiscal 2014 was computed based on 48,300,000 shares outstanding for the period from January 1, 2014 through November 14, 2014 and 6,000,000 additional shares outstanding from November 14, 2014 through December 31, 2014 issued in connection with a public share offering. The weighted average number of Trust shares outstanding for fiscal 2013 and 2012 was computed based on 48,300,000 shares outstanding for the period from January 1st through December 31st in both years.
The Company did not have any stock option plans or any other potentially dilutive securities outstanding during the years ended December 31, 2014, 2013 and 2012.
Advertising costs
Advertising costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. Advertising costs were $14.6 million, $13.5 million and $12.9 million during the years ended December 31, 2014, 2013 and 2012, respectively.
Research and development
Research and development costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. The Company incurred research and development expense of $15.7 million, $16.0 million and $11.8 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Employee retirement plans
The Company and many of its segments sponsor defined contribution retirement plans, such as 401(k) plans. Employee contributions to the plan are subject to regulatory limitations and the specific plan provisions. The Company and its segments may match these contributions up to levels specified in the plans and may make additional discretionary contributions as determined by management. The total employer contributions to these plans were $1.7 million, $1.4 million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company’s Arnold Magnetics subsidiary maintains a defined benefit plan for certain of its employees which is more fully described in Note M. Accounting guidelines require employers to recognize the overfunded or underfunded status of defined benefit pension and postretirement plans as assets or liabilities in their consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income.
Seasonality
Earnings of certain of the Company’s operating segments are seasonal in nature. Earnings from CamelBak are typically higher in the spring and summer months as this corresponds with warmer weather in the Northern Hemisphere and an increase in hydration related activities. Earnings from Liberty are typically lowest in the second quarter due to lower demand for safes at the onset of summer. Earnings from AFM are typically highest in the months of January through April of each year, coinciding with homeowners’ tax refunds. Earnings from Clean Earth are typically lower in the winter months due to lower levels of construction and development activity in the Northeastern United States.
Stock based compensation
The Company does not have a stock based compensation plan; however, certain of the Company’s subsidiaries maintain stock based compensation plans. During the years ended December 31, 2014, 2013 and 2012, $4.7 million, $4.7 million, and $4.2 million of stock based compensation expense was recorded to each expense category that included related salary expense in the consolidated statements of operations. As of December 31, 2014, the amount to be recorded for stock-based compensation expense in future years for unvested options is approximately $12.9 million.

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

Note C — Acquisition of Businesses

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

Headquartered in Hatboro, Pennsylvania, Clean Earth provides environmental services for a variety of contaminated materials including soils, dredged material, hazardous waste and drill cuttings. Clean Earth analyzes, treats, documents and recycles waste streams generated in multiple end-markets such as power, construction, oil and gas, infrastructure, industrial and dredging. Treatment includes thermal desorption, dredged material stabilization, bioremediation, physical treatment/screening and chemical fixation. Before the company accepts contaminated materials, it identifies a third party “beneficial reuse” site such as commercial redevelopment or landfill capping where the materials will be sent after they are treated. Clean Earth operates 14 permitted facilities in the Eastern U.S. Revenues from the environmental recycling facilities are generally recognized at the time of treatment.
The Company made loans to and purchased a 98% controlling interest in Clean Earth. The purchase price, including proceeds from noncontrolling interest, was approximately $251.4 million. The Company funded its portion of the acquisition through drawings on its 2014 Revolving Credit Facility and cash on hand. Clean Earth management invested in the transaction along with the Company representing an approximate 2% initial noncontrolling interest on a primary and fully diluted basis. In addition to its equity investment in Clean Earth, the Company provided loans totaling approximately $146.3 million to Clean Earth as part of the transaction. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction is accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of Clean Earth. CGM will receive integration service fees of approximately $2.5 million which will be payable quarterly as services are rendered beginning in the quarter ending December 31, 2014.
The results of operations of Clean Earth have been included in the consolidated results of operations since the date of acquisition. Clean Earth's results of operations are reported as a separate operating segment. The table below provides the provisional recording of assets acquired and liabilities assumed as of the acquisition date. The amounts recorded for intangible assets and goodwill are preliminary pending finalization of valuation efforts.

Clean Earth
(in thousands)
Acquisition Consideration
Purchase price	$243,000
Working capital adjustment	6,616
Cash acquired	3,683
Total purchase consideration	$253,299
Less: Transaction costs	(1,935)
Purchase price, net	$251,364
Amounts Recognized as of Acquisition Date
Assets:
Cash	$3,683
Accounts receivable, net (1)	41,821
Property, plant and equipment (2)	43,737
Intangible assets	135,939
Goodwill	108,675
Other current and noncurrent assets	8,499
Total assets	$342,354

Liabilities and noncontrolling interest:
Current liabilities	$27,205
Other liabilities	149,760
Deferred tax liabilities	60,338
Noncontrolling interest	2,275
Total liabilities and noncontrolling interest	$239,578

Net assets acquired	$102,776
Noncontrolling interest	2,275
Intercompany loans to business and debt assumed	148,248
$253,299

(1) Includes $42.5 million of gross contractual accounts receivable of which $0.6 million was not expected to be collected. The fair value of accounts receivable approximated book value acquired.

(2) Includes $20.9 million of property, plant and equipment basis step-up.

The Company incurred $1.9 million of transaction costs in conjunction with the Clean Earth acquisition for the year ended December 31, 2014, which is included in selling, general and administrative expense in the accompanying consolidated statements of operations. The goodwill of $108.7 million reflects the strategic fit of Clean Earth into the Company's niche industrial businesses. The goodwill is not expected to be deductible for tax purposes.

The values assigned to the identified intangible assets were determined by discounting the estimated future cash flows associated with these assets to their present value. The intangible assets preliminarily recorded in connection with the Clean Earth acquisition are as follows (in thousands):

Intangible assets	Amount	Estimated Useful Life
Customer relationships	$25,730	15 years
Permits and Airspace	93,209	10 - 20 years
Trade name	17,000	20 years
	$135,939

Acquisition of SternoCandleLamp
On October 10, 2014, the Company, through its wholly owned subsidiary business, Sternocandlelamp Holdings, Inc. (the “Purchaser”), entered into a membership interest purchase agreement (the “Sterno Purchase Agreement”) with Candle Lamp Holdings, LLC (the “Seller”), and Candle Lamp Company, LLC (“SternoCandleLamp”) pursuant to which the Purchaser acquired all of the issued and outstanding equity of SternoCandleLamp (the “Acquisition”). Headquartered in Corona, California, SternoCandleLamp is the leading manufacturer and marketer of portable food warming fuel and creative table lighting solutions for the foodservice industry. SternoCandleLamp’s product line includes wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps. The purchase price was approximately $160.0 million. On a primary basis, CODI will initially own all of the common equity ownership in SternoCandleLamp. In addition to its equity investment in SternoCandleLamp, the Company provided loans totaling approximately $91.6 million to SternoCandleLamp as part of the transaction. The transaction is accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of SternoCandleLamp. CGM will receive integration service fees of $1.5 million which will be payable quarterly as services are rendered beginning in the quarter ending December 31, 2014.
The results of operations of SternoCandleLamp have been included in the consolidated results of operations since the date of acquisition. SternoCandleLamp's results of operations are reported as a separate operating segment. The table below provides the provisional recording of assets acquired and liabilities assumed as of the acquisition date. The amounts recorded for property, plant and equipment, intangible assets and goodwill are preliminary pending finalization of valuation efforts.

SternoCandleLamp
(in thousands)
Acquisition Consideration
Purchase Price	$161,500
Working Capital Adjustment	1,251
Total purchase consideration	$162,751
Less: Transaction costs	(2,765)
Purchase price, net	$159,986

Amounts Recognized as of Acquisition Date
Assets:
Accounts Receivable (1)	$18,534
Inventory (2)	19,932
Property, plant and equipment (3)	18,004
Intangible assets	90,950
Goodwill	33,717
Other current and non-current assets	1,734
Total assets	$182,871
Liabilities:
Current liabilities	$20,120
Other liabilities	91,647
Total liabilities	$111,767

Net assets acquired	71,104
Intercompany loans to business	91,647
$162,751
(1) Includes $18.8 million of gross contractual accounts receivable of which $0.2 million was not expected to be collected. The fair value of accounts receivable approximates book value acquired.
(2) Includes $2.0 million in inventory basis step-up, which was charged to cost of goods sold during the year ended December 31, 2014.
(3) Includes $6.9 million of property, plant and equipment basis step-up.

The Company incurred $2.8 million of transaction costs in conjunction with the SternoCandleLamp acquisition for the year ended December 31, 2014, which is included in selling, general and administrative expense in the accompanying consolidated statements of operations. The goodwill of $33.7 million reflects strategic fit of SternoCandleLamp into the Company's niche industrial businesses. The goodwill is expected to be deductible for tax purposes.

The values assigned to the identified intangible assets were determined by discounting the estimated future cash flows associated with these assets to their present value. The intangible assets preliminarily recorded in connection with the SternoCandleLamp acquisition are as follows (in thousands):

Intangible assets	Amount	Estimated Useful Life
Trade name	60,140	Indefinite
Customer Relationships	30,810	10 years
	$90,950

Unaudited pro forma information
The following unaudited pro forma data for the years ended December 31, 2014 and 2013 gives effect to the acquisition of Clean Earth and SternoCandleLamp, as described above, as if the acquisitions had been completed as of January 1, 2013. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Year Ended December 31,
(in thousands)	2014	2013

Net sales	$1,182,543	$1,275,071
Operating income	66,335	124,117
Net income	291,150	74,572
Net income attributable to Holdings	278,742	63,782
Basic and fully diluted net income per share attributable to Holdings	5.38	0.96

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
Joint Venture
Arnold Magnetics is a 50% partner in a China rare earth mine-to-magnet joint venture. Arnold Magnetics accounts for its activity in the joint venture utilizing the equity method of accounting. Gains and losses from the joint venture were not material for the years ended December 31, 2014 and 2013.
Other acquisitions
Clean Earth
On December 15, 2014, the Company's Clean Earth subsidiary completed the acquisition of American Environmental Services, Inc. ("AES"), for a purchase price of approximately $16.6 million. AES provides environmental services, managing hazardous and non-hazardous waste from off-site generators. AES has two fully permitted hazardous waste facilities located in Calvert City, Kentucky and Morgantown, West Virginia, serving industrial and government customers across the region. The acquisition expands Clean Earth's customer base and geographic market penetration.

FOX
On March 31, 2014, FOX acquired certain assets and assumed certain liabilities of Sport Truck, USA, Inc. ("Sport Truck"), a privately held global distributor of its own branded aftermarket suspension solutions and a reseller of FOX products. The transaction was accounted for as a business combination. FOX paid cash consideration of approximately $40.8 million. The purchase price of Sport Truck was allocated to the assets acquired and liabilities assumed based on their respective fair values as of the date of acquisition with the excess purchase price allocated to goodwill.
On October 31, 2013, FOX completed the acquisition of certain assets of its Germany based distributor and service center. The acquisition was accounted for as a business combination. The total consideration transferred for the acquisition was $2.5 million and consisted of cash paid at closing of $1.1 million and $1.2 million of cash paid in 2014. The total consideration was reduced by the effective settlement of trade receivables and payables in the amount of $0.2 million, resulting in a net purchase price of $2.3 million.
The net assets acquired in the acquisitions by FOX in 2014 and 2013 were included in the balance of FOX that was deconsolidated as a result of the Company's ownership in FOX falling to 41% in July 2014. Refer to Note B.

Advanced Circuits
On May 23, 2012, the Company’s subsidiary, Advanced Circuits, completed the acquisition of Universal Circuits, Inc. a manufacturer of printed circuit boards, for approximately $2.3 million. The manufacturing facility is located in Maple Grove, Minnesota. This acquisition expands ACI’s capabilities and provides immediate access to manufacturing capabilities of more advanced higher tech PCBs.

Note D — Equity Method Investment
Investment in FOX

The Company owns approximately 41% of the outstanding equity of FOX, and has elected to account for its investment in FOX at fair value using the equity method beginning on the date the investment became subject to the equity method of accounting. The investment in FOX had a fair value of $245.2 million at December 31, 2014 based on the closing price of FOX shares on that date. The Company recognized a gain of $11.0 million in the consolidated statement of operations for the year ended December 31, 2014 due to an increase in the fair value of the FOX investment from the initial date of measurement through year-end.

The following table reflects the year to date activity from our investment in FOX (in thousands):

Year ended December 31, 2014
Balance January 1, 2014	$—
Effect of deconsolidation (1)	234,185
Gain on investment	11,029
Balance December 31, 2014	$245,214

(1) Refer to Footnote B to the consolidated financial statements.

The results of operations and balance sheet information of the Company's FOX investment are summarized below:

December 31, 2014
Condensed Income Statement information (1):
Net revenue	$306,734
Gross profit	94,420
Operating income	34,623
Net income	27,686

Condensed Balance Sheet information:
Current assets	$112,609
Non-current assets	145,828
$258,437

Current liabilities	$60,825
Non-current liabilities	68,806
Stockholders' equity	128,806
$258,437

(1) The condensed income statement information included in the table above reflects Fox's results of operations for the full fiscal year ending December 31, 2014. FOX's results of operations for the period from January 1, 2014 through July 10, 2014, the date of deconsolidation, are included in the results of operations of the Company for the year ending December 31, 2014.

The following table summarizes FOX's results of operations that are included in the Company's consolidated results of operations for the period from January 1, 2014 through July 10, 2014, the date of deconsolidation, and for the years ended December 31, 2013 and 2012 (in thousands):

	Year ended December 31,
	2014	2013	2012
Net revenue	$149,995	$272,746	$235,869
Gross profit	46,294	80,129	62,829
Operating income	17,294	38,781	26,152
Net income	15,047	24,102	14,210

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
Summarized operating results for HALO for the period from January 1, 2012 through the date of disposition were as follows (in thousands):

For the period Jan. 1, 2012 through disposition
Net sales	$51,253
Operating loss	(2,141)
Loss from continuing operations before income taxes	(2,141)
Benefit for income taxes	(973)
Loss from discontinued operations (1)	$(1,168)

(1)	The results of for the period from January 1, 2012 through disposition excludes $0.7 million of intercompany interest expense, respectively.

Note F — Operating Segment Data
At December 31, 2014, the Company had nine reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products from which each segment derives its revenues is as follows:

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

•
Ergobaby, headquartered in Los Angeles, California, is a designer, marketer and distributor of wearable baby carriers and related baby wearing products, as well as stroller travel systems and accessories. Ergobaby offers a broad range of wearable baby carriers, stroller travel systems and related products that are sold through more than 450 retailers and web shops in the United States and throughout the world. Ergobaby has two main product lines: baby carriers (baby carriers and accessories) and infant travel systems (strollers and accessories).

•
Liberty Safe is a designer, manufacturer and marketer of premium home and gun safes in North America. From it’s over 314,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. Liberty is headquartered in Payson, Utah.

•
Advanced Circuits, an electronic components manufacturing company, is a provider of small-run, quick-turn and volume production rigid printed circuit boards. ACI manufactures and delivers custom printed circuit boards to customers primarily in North America. ACI is headquartered in Aurora, Colorado.

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

•
Arnold Magnetics is a global manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including energy, medical, aerospace and defense, consumer electronics, general industrial and automotive. Arnold Magnetics produces high performance permanent magnets (PMAG), flexible magnets (FlexMag) and precision foil products (Precision Thin Metals) that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, the company has built a diverse and blue-chip customer base totaling more than 2,000 clients worldwide. Arnold Magnetics is headquartered in Rochester, New York.

•
Clean Earth provides environmental services for a variety of contaminated materials including soils dredged materials, hazardous waste and drill cuttings. Clean Earth analyzes, treats, documents and recycles waste streams generated in multiple end markets such as power, construction, oil and gas, infrastructure, industrial and dredging. Clean Earth is headquartered in Hatsboro, Pennsylvania and operates 14 facilities in the eastern United States.

•
SternoCandleLamp is a manufacturer and marketer of portable food warming fuel and creative table lighting solutions for the food service industry. SternoCandleLamp's products include wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps. SternoCandleLamp is headquartered in Corona, California.

•
Tridien is a designer and manufacturer of powered and non-powered medical therapeutic support surfaces and patient positioning devices serving the acute care, long-term care and home health care markets. Tridien is headquartered in Coral Springs, Florida and its products are sold primarily in North America.

The tabular information that follows shows data for each of the operating segments reconciled to amounts reflected in the consolidated financial statements. The operations of each of the operating segments are included in consolidated operating results as of their date of acquisition. FOX was an operating segment of the Company until July 10, 2014, when FOX was deconsoldiated and became an equity method investment. The results of operations of FOX are included in the disaggregated revenue and other financial data presented for the year ending December 31, 2014 for the period from January 1, 2014 through July 10, 2014. Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business. All our operating segments are deemed reporting units for purposes of annual or event-driven goodwill impairment testing, with the exception of Arnold Magnetics which has three reporting units (PMAG, FlexMag and Precision Thin Metals). Segment profit excludes certain charges from the acquisitions of the Company’s initial businesses not pushed down to the segments which are reflected in the Corporate and other line item. There were no significant inter-segment transactions.
A disaggregation of the Company’s consolidated revenue and other financial data for the years ended December 31, 2014, 2013 and 2012 is presented below (in thousands):

	Year ended December 31,
Net sales of operating segments	2014	2013	2012
CamelBak	$148,675	$139,943	$157,633
Ergobaby	82,255	67,340	64,032
FOX	149,995	272,746	235,869
Liberty	90,149	126,541	91,622
ACI	85,918	87,406	84,071
American Furniture	129,696	104,885	91,455
Arnold Magnetics	123,205	126,606	104,184
Clean Earth	68,440	—	—
SternoCandleLamp	36,713	—	—
Tridien	67,254	60,072	55,855
Total	982,300	985,539	884,721
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—	—
Total consolidated revenues	$982,300	$985,539	$884,721

International Revenues
Revenues from geographic locations outside the United States were material for the following segments: CamelBak, Ergobaby, Arnold and SternoCandleLamp, in each of the periods presented. Revenue attributable to any individual foreign country is not material. The international revenues from FOX in 2014 are for the period from January 1, 2014 through July 10, 2014, the date of deconsolidation. There were no significant inter-segment transactions.

	Year ended December 31,
International revenues	2014	2013	2012
CamelBak	$37,330	$31,639	$30,095
Ergobaby	46,702	40,322	37,576
FOX	79,306	176,633	151,586
Arnold Magnetics	55,591	61,406	45,850
SternoCandleLamp	2,137	—	—
Total international revenues	$221,066	$310,000	$265,107

	Year ended December 31,
Profit (loss) of operating segments (1)	2014	2013	2012
CamelBak	$17,913	$17,919	$25,501
Ergobaby	18,147	12,616	10,928
FOX	17,292	38,781	26,152
Liberty	(2,717)	12,458	5,985
ACI (2)	22,455	22,945	23,967
American Furniture	3,661	175	(1,520)
Arnold Magnetics (3)	7,095	8,914	(518)
Clean Earth (4)	2,737	—	—
SternoCandleLamp (5)	(1,810)	—	—
Tridien (6)	2,191	(10,227)	3,667
Total	86,964	103,581	94,162
Reconciliation of segment profit to consolidated income (loss) from continuing operations before income taxes:
Interest expense, net	(27,068)	(19,376)	(25,001)
Other income (expense), net	(139)	(77)	(183)
Gain on equity method investment	11,029	—	—
Corporate and other (7)	228,633	15,417	(42,156)
Total consolidated income (loss) from continuing operations before income taxes	$299,419	$99,545	$26,822

(1)	Segment profit (loss) represents operating income (loss).

(2)	The year ended December 31, 2012 includes $0.4 million of acquisition-related costs incurred as a result of the acquisition of Universal Circuits.

(3)
The year ended December 31, 2012 results include $4.8 million of acquisition-related costs incurred in connection with the acquisition of Arnold, and $3.1 million of cost of goods sold expense associated with the amortization of the inventory fair value step-up recorded in 2012 in connection with the acquisition of Arnold.

(4)
The year ended December 31, 2014 includes $1.9 million of acquisition related costs incurred in connection with the acquisition of Clean Earth, and $0.6 million in integration service fees paid to CGM.

(5)
The year ended December 31, 2014 includes $2.8 million of acquisition related costs incurred in connection with the acquisition of SternoCandleLamp, $2.0 million of cost of goods sold expense related to the amortization of the step-up in inventory basis resulting from the purchase price allocation of SternoCandleLamp, and $0.1 million in integration service fees paid to CGM.

(6)	Includes $12.9 million of goodwill and intangible assets impairment charges during the year ended December 31, 2013. See Note H - Property, Plant and Equipment.

(7)
Primarily relates to the gain on the deconsolidation of FOX during 2014, the supplemental put reversal as a result of termination of the MSA during 2013, fair value adjustments to the supplemental put liability during 2012, and management fees expensed and payable to CGM.

Accounts receivable	Accounts Receivable December 31, 2014	Accounts Receivable December 31, 2013
CamelBak	$23,346	$18,054
Ergobaby	9,671	8,626
FOX	—	34,197
Liberty	11,376	13,029
ACI	5,730	5,542
American Furniture	16,641	11,502
Arnold Magnetics	15,664	16,922
Clean Earth	52,059	—
SternoCandleLamp	21,113	—
Tridien	7,135	7,288
Total	162,735	115,160
Reconciliation of segment to consolidated totals:
Corporate and other	—	—
Total	162,735	115,160
Allowance for doubtful accounts	(5,200)	(3,424)
Total consolidated net accounts receivable	$157,535	$111,736

	Goodwill Dec. 31,	Goodwill Dec. 31,	Identifiable Assets Dec. 31,	Identifiable Assets Dec. 31,	Depreciation and Amortization Year ended December 31,
Goodwill and identifiable assets of operating segments	2014	2013	2014(1)	2013(1)	2014	2013	2012
CamelBak	$5,546	$5,546	$207,831	$218,081	$13,240	$12,929	$12,973
Ergobaby	41,664	41,664	65,309	65,838	3,832	3,686	4,215
FOX	—	31,924	—	93,700	4,785	7,759	7,204
Liberty	32,828	32,684	34,139	49,247	6,250	6,173	7,023
ACI	57,615	57,615	19,334	22,044	4,606	4,930	4,865
American Furniture	—	—	27,810	32,851	205	184	139
Arnold Magnetics (2)	51,767	51,767	77,610	87,921	8,528	8,135	9,373
Clean Earth	110,633	—	203,938	—	6,605	—	—
SternoCandleLamp	33,716	—	126,302	—	4,643	—	—
Tridien (3)	16,762	16,762	14,844	15,324	2,503	2,178	2,330
Total	350,531	237,962	777,117	585,006	55,197	45,974	48,122
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	253,599	101,560	501	253	228
Amortization of debt issuance costs and original issue discount					3,125	3,366	4,169
Goodwill carried at Corporate level (4)	8,649	8,649	—	—	—	—	—
Total	$359,180	$246,611	$1,030,716	$686,566	$58,823	$49,593	$52,519

(1)	Does not include accounts receivable balances per schedule above.

(2)	Arnold Magnetics has three reporting units PMAG, FlexMag and Precision Thin Metals with goodwill balances of $40.4 million, $4.8 million and $6.5 million, respectively.

(3)	Tridien goodwill and identifiable assets reflect impairment incurred during 2013 (see Note H).

(4)
Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the segments. This amount is allocated back to the respective segments for purposes of goodwill impairment testing. During 2013 the Tridien goodwill previously carried at Corporate was pushed down to Tridien. The remaining amount of goodwill at the Corporate level relates to ACI.

Note G - Property, Plant, Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following (in thousands):

	December 31, 2014	December 31, 2013
Machinery and equipment	$127,035	$90,717
Office furniture, computers and software	12,322	11,385
Leasehold improvements	10,419	15,354
Buildings and land	25,271	425
	175,047	117,881
Less: accumulated depreciation	(59,176)	(49,822)
Total	$115,871	$68,059
Depreciation expense was approximately $20.0 million, $16.6 million and $14.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Inventory
Inventory is comprised of the following (in thousands):

	December 31, 2014	December 31, 2013
Raw materials and supplies	$49,727	$74,325
Work-in-process	10,632	13,579
Finished goods	59,442	73,664
Less: obsolescence reserve	(8,587)	(8,620)
Total	$111,214	$152,948

Note H — Goodwill and Other Intangible Assets
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
2014 Annual Goodwill Impairment Testing
At March 31, 2014, the Company elected to use the qualitative assessment alternative to test goodwill for impairment for each of the reporting units that maintain a goodwill carrying value. The Company determined that two of Arnold’s three reporting units required further quantitative testing (Step 1) since the Company could not conclude that the fair value of Arnold’s reporting units exceeded their carrying values based solely on qualitative factors. Results of the quantitative analysis indicated that the fair value of these reporting units exceeds their carrying value. The fair value of the reporting unit was determined utilizing a discounted cash flow methodology ("DCF") on both an income and market approach for the Flexmag reporting unit and the income approach for Precision Thin Metals reporting unit. A representative market does not exist for Precision Thin metals. The DCF utilized a weighted average cost of capital of 12.5% for Flexmag and 14.5% for Precision Thin Metals.

The following factors were considered when making the qualitative assessment prior to performing Step 1 of the goodwill impairment test:

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

•	Other relevant entity-specific events such as litigation, contemplation of bankruptcy, or changes in management, key personnel, strategy, or customers; and

•
Events affecting a reporting unit such as change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing of all or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit, or a recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

In addition to considering the above factors we performed the following procedures as of March 31, 2014 for each of our reporting units except for the Arnold Flexmag and Precision Thin Metals reporting units:

•	Compared and assessed trailing twelve month (“TTM”) net sales as of March 31, 2014 to TTM net sales as of March 31, 2013:

•	Compared and assessed TTM operating income as of March 31, 2014 to TTM operating income as of March 31, 2013;

•	Compared and assessed TTM Adjusted EBITDA as of March 31, 2014 to Adjusted EBITDA as of March 31, 2013;

•	Compared and assessed Adjusted EBITDA for the year-ended December 31, 2013 to Budget;

•	Compared and assessed Adjusted EBITDA for the three-months ended March 31, 2014 to Budget;

•
Compared the fair value of each of our reporting units to its carrying amount as of March 31, 2014 and concluded that in each case the fair value of the reporting unit was in excess of its carrying amount; and

•	Performed Market Cap reconciliation for CODI and determined that CODI’s public market cap was in excess of the fair value of its consolidated equity.
Based on our qualitative assessment as outlined above we believe that it is more likely than not that the fair value of each of our reporting units exceeds its carrying amount at March 31, 2014.

2014 Annual Indefinite Lived Intangible Asset Impairment Testing
At March 31, 2014, the Company elected to use the qualitative assessment alternative to test indefinite lived intangible assets for impairment for each of the reporting units that maintain indefinite lived intangible assets. The optional qualitative assessment permits an entity to consider events and circumstances that could affect the fair value of the indefinite-lived intangible asset and avoid the quantitative test if the entity is able to support a conclusion that the indefinite-lived intangible asset is not impaired. The Company’s indefinite-lived intangible assets consisted of trade names with a carrying value of approximately $147.6 million at March 31, 2014. Results of the qualitative analysis indicate that the fair value of the Company’s indefinite-lived intangible assets exceeded their carrying value.
2013 Annual Goodwill Impairment Test
The Company completed its analysis of the 2013 annual goodwill impairment testing as of March 31, 2013. The Company elected to use the qualitative assessment alternative to test goodwill for impairment for each of the reporting units that maintain a goodwill carrying value with the exception of Arnold which required further quantitative testing (step 1), in that the Company could not conclude that the fair value of the Arnold reporting units exceeded the carrying value based on qualitative factors alone. As of March 31, 2013 the Company had concluded that the estimated fair value of each of the reporting units subject to the qualitative assessment exceeded its carrying value. In addition, based on the step 1 quantitative impairment analysis of the three reporting units at Arnold, the Company has concluded that the fair value for each of Arnold’s three reporting units exceeded its carrying amount.

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
During the fourth quarter of 2013, further revenue decreases led the Company to lower its forecasted revenue growth at Tridien to reflect expected deterioration of future growth rates based on current operating results and future negative trends at the Tridien reporting unit. Revenue growth rates have a significant impact on the discounted cash flow models for the reporting unit and as a result, the change in the forecast triggered an interim goodwill impairment analysis. The result of the interim impairment analysis (step 1) indicated that goodwill was impaired. Further testing (step 2) resulted in the following: (i) goodwill was written down $11.5 million to a balance of $16.8 million; (ii) trade names were written down $0.4 million to a balance of $0.2 million and; (iii) technology assets were written down $0.1 million to a balance of $0.8 million. These charges were recorded as impairment expense in the accompanying consolidated statement of operations.
2013 Annual Indefinite Lived Intangible Asset Impairment Testing
At March 31, 2013, the Company elected to use the qualitative assessment alternative to test its indefinite-lived intangible assets for impairment. As of March 31, 2013, the Company concluded that the estimated fair value of each of its indefinite lived intangible assets exceeded its carrying value.
2013 Interim Indefinite Lived Intangible Asset Impairment Testing
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
As discussed above, during the fourth quarter of 2013, the Company lowered its forecasted revenue growth at Tridien to reflect expected deterioration of future growth rates based on current operating results and future negative trends at the Tridien reporting unit. The resulting impairment test resulted in an additional impairment of trade name intangible of $0.4 million. See above for results of the testing.
2012 Annual Goodwill Impairment Testing
The Company conducted its 2012 annual goodwill impairment testing as of March 31, 2012. At each of the reporting units tested, the units’ implied fair value of goodwill exceeded its carrying value.
2012 Indefinite Lived Intangible Asset Impairment Testing
The Company completed its 2012 annual impairment testing on indefinite lived intangible assets as of March 31, 2012 and the results of the testing did not indicate impairment.

Tridien
In January 2015, one of Tridien’s largest customers informed the Company they would not renew their purchase agreement when it expires on September 30, 2015. This customer represented 20% of Tridien’s sales in 2014. The expected lost sales and net income are significant enough to trigger an interim goodwill and indefinite-lived asset impairment analysis which will be performed during the first quarter of 2015. At December 31, 2014, Tridien had goodwill of $16.8 million and indefinite lived intangibles of $0.1 million recorded on its balance sheet. It is possible that the result of the lost sales and net income from this customer may result in a goodwill impairment.

A reconciliation of the change in the carrying value of goodwill for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	December 31, 2014	December 31, 2013
Beginning balance:
Goodwill	$299,514	$298,962
Accumulated impairment losses	(52,903)	(41,435)
	246,611	257,527
Impairment losses	—	(11,468)
Acquisition of businesses (1)	157,864	552
Effect of deconsolidation of subsidiary (2)	(45,295)	—
Total adjustments	112,569	(10,916)
Ending balance:
Goodwill	412,083	299,514
Accumulated impairment losses	(52,903)	(52,903)
	$359,180	$246,611

(1)
Acquisition of businesses during the year ended December 31, 2014 relates to the acquisition of Clean Earth in August 2014, SternoCandleLamp in October 2014, the acquisition of AES by Clean Earth in December 2014, and the acquisition of Sport Truck by FOX in March 2014. The $12.0 million of goodwill related to the Sport Truck acquisition and the $0.6 million related to a prior year acquisition by FOX is included in the amount of $45.3 million that was deconsolidated during the year ended December 31, 2014.

(2)
As a result of the sale of shares by the Company in the FOX Secondary Offering, the Company's ownership interest in FOX decreased to approximately 41%, which resulted in the deconsolidation of the FOX operating segment from the Company's consolidated financial statements effective July 10, 2014.

Approximately $88.9 million of goodwill is deductible for income tax purposes at December 31, 2014.
Other intangible assets subject to amortization are comprised of the following (in thousands):

	December 31, 2014	December 31, 2013	Weighted Average Useful Lives
Customer relationships	$266,976	$192,387	12
Technology and patents	56,731	89,443	8
Trade names, subject to amortization	7,595	7,595	17
Licensing and non-compete agreements	7,856	7,736	5
Permits and airspace (1)	98,406	—	13
Distributor relations and other	606	606	5
	438,170	297,767
Accumulated amortization:
Customer relationships	(75,813)	(64,752)
Technology and patents	(26,906)	(44,703)
Trade names, subject to amortization	(3,763)	(1,895)
Licensing and non-compete agreements	(7,499)	(6,798)
Permits and airspace	(3,104)	—
Distributor relations and other	(606)	(606)
Total accumulated amortization	(117,691)	(118,754)
Trade names, not subject to amortization	166,741	131,346
Total intangibles, net	$487,220	$310,359

(1) Permits and airspace intangible assets relate to the acquisition of Clean Earth in August 2014. Permits are obtained by Clean Earth for the treatment of soil and solid waste from various government municipalities and are amortized over the estimated life of the permit. Modifications of existing permits to accept new waste streams, alterations of existing permits to enhance the permit limitations, and new permits, as well as the related costs associated with obtaining, modifying or renewing the permits, are capitalized and amortized over the estimated life of the permit.
Estimated charges to amortization expense of intangible assets over the next five years, is as follows, (in thousands):

2015	$40,589
2016	38,368
2017	35,451
2018	32,974
2019	31,556
$178,938
The Company’s amortization expense of intangible assets for the years ended December 31, 2014, 2013 and 2012 totaled $33.6 million, $29.6 million and $30.3 million, and respectively.

Note I — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2014 and 2013 (in thousands):

	Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Equity method investment - FOX	$245,214	$245,214	$—	$—
Liabilities:
Call option of noncontrolling shareholder (1)	(25)	—	—	(25)
Put option of noncontrolling shareholders (2)	(50)	—	—	(50)
Interest rate swaps	(9,828)	—	(9,828)	—
Total recorded at fair value	$235,311	$245,214	$(9,828)	$(75)

	Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$—	$—	$—	$—
Liabilities:
Call option of noncontrolling shareholder	(25)	—	—	(25)
Put option of noncontrolling shareholders	(50)	—	—	(50)
Interest rate swap	(4,126)	—	(4,126)	—
Total recorded at fair value	$(4,201)	$—	$(4,126)	$(75)

(1)	Represents a noncontrolling shareholder’s call option to purchase additional common stock in Tridien.

(2)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition.
A reconciliation of the change in the carrying value of the Company’s Level 3 fair value measurements for the year ended December 31, 2014 and 2013 is as follows (in thousands):

	2014	2013
Balance at January 1	$(75)	$(51,673)
Payment of supplemental put liability	—	5,603
Supplemental put expense	—	(15,308)
Supplemental put termination	—	61,303
Balance at December 31	$(75)	$(75)
Valuation Techniques
Equity method investment
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
The put options of noncontrolling shareholders were determined based on inputs that were not readily available in public markets or able to be derived from information available in publicly quoted markets. As such, the Company categorized the put options of the noncontrolling shareholders as Level 3. The primary inputs associated with this valuation utilizing a Black-Scholes model are volatility of 44%, an estimated term of 5 years and the underlying price equal to a calculation based on trailing twelve months earnings before interest, taxes amortization and depreciation times a multiple established in the shareholder put option agreement. An increase or decrease in these primary inputs would not have a material impact on the determination of the fair value of these put options.
Interest rate swap—liability:
The Company’s derivative instruments at December 31, 2014 consisted of over-the-counter interest rate swap contracts which are not traded on a public exchange. The fair value of the Company’s interest rate swap contracts were determined based on inputs that were readily available in public markets or could be derived from information available in publicly quoted markets. As such, the Company categorized the swaps as Level 2. Changes in the fair value of the interest rate swap liability during the year ended December 31, 2014 were expensed to interest expense on the consolidated statement of operations. Refer to "Note K - Derivative Instruments and Hedging Activities".

2014 Term Loan
At December 31, 2014, the carrying value of the principal under the Company's outstanding 2014 Term Loan, including the current portion, was $323.4 million, which approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company's net leverage ratio. The estimated fair value of the outstanding 2014 Term Loan is classified as Level 2 in the fair value hierarchy.
The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2013 (in thousands). Refer to "Note H – Goodwill and Intangibles", for a description of the valuation techniques used to determine fair value of the assets measured on a non-recurring basis in the table below. There were no assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2014.

					Expense
	Fair Value Measurements at Dec. 31, 2013				Year ended December 31,
Non-recurring	Carrying Value	Level 1	Level 2	Level 3	2013
Assets:
Trade name (1)	$205	$—	$—	$205	$1,350
Technology (1)	800	—	—	800	100
Goodwill (1)	16,760	—	—	16,760	$11,468

(1)
Represents the fair value of the respective assets at the Tridien business segment subsequent to the goodwill impairment, indefinite-lived and long-lived asset impairment charges recognized during the year ended December 31, 2013. Refer to "Note H - Goodwill and Intangibles", for further discussion regarding impairments and valuation techniques applied.

Note J – Debt

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

2014 Term Loan Facility

The 2014 Term Loan Facility expires in June 2021 and requires quarterly payments of approximately$0.81 million that commenced September 30, 2014, with a final payment of all remaining principal and interest due on June 6, 2021. The 2014 Term Loan Facility was issued at an original issue discount of 99.5% of par value and bears interest at either the applicable LIBOR Rate plus 3.25% per annum, or Base Rate plus 2.25% per annum. The LIBOR Rate applicable to both base rate loans and LIBOR rate loans shall in no event be less than 1.00% at any time.

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

2011 Credit Agreement
On October 27, 2011, the Company entered into a Credit Facility with a group of Lenders led by TD Securities for a $515 million credit facility, with an optional $135 million increase (the “2011 Credit Facility”). The 2011 Credit Facility provided for (i) a revolving line of credit of $290 million which was subsequently increased to $320 million (the "2011 Revolving credit Facility"), and (ii) a $225 million term loan which was subsequently increased to $279 million (the “2011 Term Loan Facility”). The 2011Term Loan Facility was issued at an original issuance discount of 96%. Amounts borrowed under the 2011 Revolving Credit Facility bore interest based on a leverage ratio defined in the credit agreement at either LIBOR plus a margin ranging from 2.5% to3.50%, or base rate plus a margin ranging from 1.50% to 2.50%. Amounts outstanding under the 2011 Term Loan Facility bore interest at LIBOR plus 4.00% with a LIBOR floor of 1.00%, or base rate plus a margin ranging from 1.50% to 2.50%. The 2011 Revolving Credit Facility was set to mature in October 2016, and the 2011 Term Loan Facility required quarterly payments of approximately $0.71 million, with the final payment of all remaining outstanding principle and interest due in October 2017. The Company was required to pay commitment fees of 1% per annum of the unused portion of the 2011 Revolving Credit Facility. The 2011 Credit Facility was terminated in June 2014.
Covenants
The Company is subject to certain customary affirmative and restrictive covenants arising under the 2014 Credit Facility. The following table reflects required and actual financial ratios as of December 31, 2014 included as part of the affirmative covenants in the 2014 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	4.44:1.00
Total Debt to EBITDA Ratio	less than or equal to 3.5:1.0	2.99:1.00
A breach of any of these covenants will be an event of default under the 2014 Credit Facility. Upon the occurrence of an event of default under the 2014 Credit Facility, the 2014 Revolving Credit Facility may be terminated, the 2014 Term Loan Facility and all outstanding loans and other obligations under the Credit Facility may become immediately due and payable and any letters of credit then outstanding may be required to be cash collateralized, and the Agent and the Lenders may exercise any rights or remedies available to them under the Credit Facility. Any such event would materially impair the Company’s ability to conduct its business. As of December 31, 2014, the Company was in compliance with all covenants as defined in the Credit Agreement.

Letters of credit
The Credit Facility allows for letters of credit in an aggregate face amount of up to $100.0 million. Letters of credit outstanding at December 31, 2014 totaled $4.5 million and at December 31, 2013 totaled approximately $1.6 million. Letter of credit fees recorded to interest expense was $0.1 million in each of the years ended December 31, 2014, 2013 and 2012.
Interest hedge
The Company has two swap contracts outstanding at December 31, 2014. One swap contract hedges $200 million of outstanding debt through 2016, while the second hedges $220 million of outstanding debt from April 2016 through June 2021. Refer to "Note K - Derivative Instruments and Hedging Activities" for further information on the interest rate derivatives entered into as part of the Term Loan Facility.
The following table provides the Company’s debt holdings at December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014	December 31, 2013
Revolving Credit Facility	$169,725	$—
FOX Credit Facility	—	8,000
Term Loan Facility	323,375	279,750
Original issue discount (1)	(4,303)	(4,511)
Total debt	$488,797	$283,239
Less: Current portion, term loan facilities	(3,250)	(2,850)
Long term debt	$485,547	$280,389

(1)	The Company recorded $4.6 million in original issue discount upon issuance of the 2014 Term Loan Facility in June 2014. This discount is being amortized over the life of the Term Loan Facility.
Annual maturities of the 2014 Term Loan Facility and 2014 Revolving Credit Facility are as follows (in thousands):

2015	$3,250
2016	3,250
2017	3,250
2018	3,250
2019	172,975
2020 and thereafter	$307,125
$493,100

The following details the components of interest expense in each of the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year ended December 31,
	2014	2013	2012
Interest on credit facilities	$16,392	$15,625	$17,643
Unused fee on Revolving Credit Facility	1,914	2,349	2,666
Amortization of original issue discount	882	1,243	2,312
Realized losses on interest rate hedges	—	—	166
Unrealized losses on interest rate derivatives	7,709	130	2,175
Letter of credit fees	62	53	63
Other	138	15	30
Interest expense	$27,097	$19,415	$25,055
Average daily balance of debt outstanding	$379,034	$294,056	$271,776
Effective interest rate	7.2%	6.6%	9.2%

Note K — Derivative Instruments and Hedging Activities
Interest Rate Swaps
On September 16, 2014, the Company purchased an interest rate swap ("New Swap") with a notional amount of $220 million. The New Swap is effective April 1, 2016 through June 6, 2021, the termination date of our 2014 Term Loan. The interest rate swap agreement requires the Company to pay interest rates on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At December 31, 2014, the New Swap had a fair value loss of $7.4 million, principally reflecting the present value of future payments and receipts under the agreement and is reflected as a component of other non-current liabilities.
On October 31, 2011, the Company purchased a three-year interest rate swap (the "Swap") with a notional amount of $200 million effective January 1, 2011 through March 31, 2016. The interest rate swap agreement requires the Company to pay interest on the notional amount at the rate of 2.49% in exchange for the three-month LIBOR rate, with a floor of 1.5%. At December 31, 2014 and 2013, this Swap had a fair value loss of $2.5 million and $4.1 million , respectively, and is reflected in other current and other non-current liabilities with its mark-to-market value reflected as a component of interest expense. At December 31, 2014, the fair value loss of $2.5 million is reflected as a component of other non-current liabilities $(0.5) million with the remaining balance included as a component of current liabilities.
The Company did not elect hedge accounting for the above derivative transaction associated with the Credit Facility and changes in fair value are included in interest expense on the consolidated statement of operations.

Note L — Income Taxes
Compass Diversified Holdings and Compass Group Diversified Holdings LLC are classified as partnerships for U.S. Federal income tax purposes and are not subject to income taxes. Each of the Company’s majority owned subsidiaries are subject to Federal and state income taxes.

Components of the Company’s income tax provision (benefit) are as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Current taxes
Federal	$18,324	$19,209	$18,306
State	(2,619)	4,791	3,926
Foreign	1,161	1,986	1,054
Total current taxes	16,866	25,986	23,286
Deferred taxes:
Federal	(6,993)	(3,834)	(1,767)
State	(1,186)	(536)	107
Foreign	(423)	(887)	(557)
Total deferred taxes	(8,602)	(5,257)	(2,217)
Total tax provision	$8,264	$20,729	$21,069
The tax effects of temporary differences that have resulted in the creation of deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Tax credits	$430	$171
Accounts receivable and allowances	1,649	986
Net operating loss carryforwards	12,569	10,854
Accrued expenses	7,909	8,026
Other	7,141	9,514
Total deferred tax assets	$29,698	$29,551
Valuation allowance (1)	(12,664)	(12,028)
Net deferred tax assets	17,034	17,523
Deferred tax liabilities:
Intangible assets	$(83,768)	$(46,314)
Property and equipment	(18,534)	(12,932)
Prepaid and other expenses	(1,027)	(778)
Total deferred tax liabilities	$(103,329)	$(60,024)
Total net deferred tax liability	$(86,295)	$(42,501)

(1)	Primarily relates to the AFM and Tridien operating segments.
For the years ending December 31, 2014 and 2013, the Company recognized approximately $103.3 million and $60.0 million, respectively in deferred tax liabilities. A significant portion of the balance in deferred tax liabilities reflects temporary differences in the basis of property and equipment and intangible assets related to the Company’s purchase accounting adjustments in connection with the acquisition of certain of its businesses. For financial accounting purposes the Company has recognized a significant increase in the fair values of the intangible assets and property and equipment in certain of the businesses it acquired. For income tax purposes the existing, pre-acquisition tax basis of the intangible assets and property and equipment is utilized. In order to reflect the increase in the financial accounting basis over the existing tax basis, a deferred tax liability was recorded. This liability will decrease in future periods as these temporary differences reverse but may be replaced by deferred tax liabilities generated as a result of future acquisitions.
A valuation allowance relating to the realization of foreign tax credits and net operating losses of $12.7 million was provided at December 31, 2014 and $12.0 million was provided at December 31, 2013. A valuation allowance is provided whenever it is more likely than not that some or all of deferred assets recorded may not be realized.

The reconciliation between the Federal Statutory Rate and the effective income tax rate for 2014, 2013 and 2012 are as follows:

	Year ended December 31,
	2014	2013	2012
United States Federal Statutory Rate	35.0%	35.0%	35.0%
Foreign and State income taxes (net of Federal benefits)	(1.1)	1.9	11.7
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	0.7	1.5	10.2
Effect of deconsolidation of subsidiary (2)	(30.8)	—	—
Effect of supplemental put expense (reversal) (3)	—	(16.2)	20.9
Impact of subsidiary employee stock options	0.1	0.4	(1.8)
Domestic production activities deduction	(0.3)	(1.8)	(4.1)
Non-deductible acquisition costs	0.1	—	3.0
Non-recognition of NOL carryforwards at subsidiaries	0.2	3.1	4.8
Other	(1.1)	(3.1)	(1.1)
Effective income tax rate	2.8%	20.8%	78.6%

(1)	The effective income tax rate for 2012 includes losses at the Company’s parent which is taxed as a partnership.

(2)	The effective income tax rate for the year ended December 31, 2014 includes a significant gain at the Company's parent related to the deconsolidation of FOX in July 2014.

(3)	The effective income tax rate for the year ended December 31, 2013 includes a gain at our parent related to the termination of the Supplemental Put Agreement in July 2013.
A reconciliation of the amount of unrecognized tax benefits for 2014, 2013 and 2012 are as follows (in thousands):

Balance at January 1, 2012	$6,685
Additions for current years’ tax positions	1,803
Additions for prior years’ tax positions	158
Reductions for prior years’ tax positions	(29)
Reductions for settlements	—
Reductions for expiration of statute of limitations	(835)
Balance at December 31, 2012	$7,782
Additions for current years’ tax positions	2,003
Additions for prior years’ tax positions	50
Reductions for prior years’ tax positions	(2)
Reductions for settlements	—
Reductions for expiration of statute of limitations	(1,725)
Balance at December 31, 2013	$8,108
Additions for current years’ tax positions	89
Additions for prior years’ tax positions	141
Reductions for prior years’ tax positions (1)	(7,620)
Reductions for settlements	—
Reductions for expiration of statute of limitations	(67)
Balance at December 31, 2014	$651
(1) $7.6 million of the reduction for prior year tax positions relates to the deconsolidation of FOX in July 2014.
Included in the unrecognized tax benefits at December 31, 2014 and 2013 is $0.3 million and $7.9 million, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate. The Company accrues interest and penalties related to uncertain tax positions and at December 31, 2013, there is $0.2 million accrued. The amount accrued at December 31, 2014 is not material to the Company. Such amounts are included in the Provision (benefit) for income taxes in the accompanying consolidated statements of operations. The Company had an indemnification arrangement that offset $0.1 million of the unrecognized tax benefits at December 31, 2013. The change in the unrecognized tax benefits during 2013 is primarily due to the uncertainty of the deductibility of amortization and depreciation established as part of initial purchase price allocations in 2008, primarily related to FOX. The change in 2014 in the unrecognized tax benefits resulted from the deconsolidation of FOX. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, we do not expect the change to have a significant impact on the consolidated results of operations or financial position.
Each of the Company’s businesses file U.S. Federal, state and foreign income tax returns in multiple jurisdictions with varying statutes of limitations. The 2010 through 2014 tax years generally remain subject to examinations by the taxing authorities.

Note M – Defined Benefit Plan
In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period. The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets at December 31, 2014 and 2013.

	December 31, 2014	December 31, 2013
Change in benefit obligation:
Benefit obligation, beginning of year	$13,386	$14,395
Service cost	425	484
Interest cost	271	298
Actuarial (gain)/loss	1,847	(336)
Employee contributions and transfer	363	394
Plan amendment	383	—
Benefits paid	(621)	(2,375)
Foreign currency translation	(1,342)	526
Benefit obligation	14,712	13,386
Change in plan assets:
Fair value of assets, beginning of period	$12,059	$12,881
Actual return on plan assets	362	204
Company contribution	454	484
Employee contributions and transfer	363	394
Benefits paid	(621)	(2,375)
Foreign currency translation	(1,209)	471
Fair value of assets	11,408	12,059
Funded status	$(3,304)	$(1,327)
The unfunded liability of $3.3 million and $1.3 million at December 31, 2014 and 2013, respectively, is recognized in the consolidated balance sheet within other non-current liabilities. Net periodic benefit cost consists of the following:

	Year ended December 31, 2014	Year ended December 31, 2013	Date of acquisition through December 31, 2012
Service cost	$425	$484	$391
Interest cost	271	298	316
Expected return on plan assets	(468)	(284)	(180)
Net periodic benefit cost	$228	$498	$527

Assumptions used to determine the benefit obligations and components of the net periodic benefit cost at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Discount rate	1.25%	2.25%
Expected return on plan assets	1.75%	2.25%
Rate of compensation increase	1.00%	1.00%
The Company considers the historical level of long-term returns and the current level of expected long-term returns for the plan assets, as well as the current and expected allocation of assets when developing its expected long-term rate of return on assets assumption. The assumptions used for the plan are based upon customary rates and practices for the location of the Company.
The Company, for 2015, will be contributing per the terms of the agreement, and the expected contribution to the plan will be approximately $0.6 million.
The following presents the benefit payments which are expected to be paid for the plan (in thousands):

Jan. 1, 2015 through Dec. 31, 2015	$519
Jan. 1, 2016 through Dec. 31, 2016	507
Jan. 1, 2017 through Dec. 31, 2017	855
Jan. 1, 2018 through Dec. 31, 2018	521
Jan. 1, 2019 through Dec. 31, 2019	1,332
Jan. 1, 2020 and thereafter	4,111
$7,845
Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and providing adequate liquidity to meet immediate and future benefit payment requirements.
The assets of the plan are reinsured in their entirety with Swiss Life Ltd. (“Swiss Life”) within the framework of the corresponding contracts with Swiss Life Collective BVG Foundation and Swiss Life Complementary Foundation. The assets are guaranteed by the insurance company and pooled with the assets of other participating employers. The allocation of pension plan assets by category in Swiss Life’s group life portfolio is as follows at December 31, 2014:

Certificates of deposit and cash and cash equivalents	77%
Fixed income bonds and securities	6%
Private equity and hedge funds	1%
Real estate	12%
Equity and other investments	4%
100%
The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at December 31, 2014 and 2013 were considered Level 3.

Note N — Stockholder’s Equity
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

Secondary Offering
In November 2014, the Company completed an offering of 6,000,000 Trust shares at an offering price of $17.50 per share. The net proceeds to the Company, after deducting the underwriter's discount and offering costs, totaled approximately $99.9 million.

Allocation Interests
The Allocation Interests represent the original equity interest in the Company. The holders of the Allocation Interests (“Holders”), through Sostratus LLC, are entitled to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The distributions of the profit allocation is paid upon the occurrence of the sale of a material amount of capital stock or assets of one of the Company’s businesses (“Sale Event”) or, at the option of the Holders, at each five year anniversary date of the acquisition of one of the Company’s businesses (“Holding Event”). The Manager, as the original holder of the Allocation Interests, previously had the right to cause the Company to purchase the Allocation Interests upon termination of the MSA in accordance with a Supplemental Put Agreement. On July 1, 2013, the Company and the Manager amended the MSA to provide for certain modifications related to the Manager’s registration as an investment advisor under the Investment Advisor’s Act of 1940, as amended (the “Advisor’s Act”). In connection with the amendment resulting from the Managers’ registration as an investment advisor under the Advisor’s Act, the Company and the Manager agreed to terminate the Supplemental Put Agreement. In connection with the termination of the Supplemental Put Agreement, on June 27, 2013, the Manager assigned 100% of the Allocation Interests to Sostratus LLC. The Company historically recorded the obligation associated with the Supplemental Put agreement as a liability that represented the amount the Company would have to pay to physically settle the purchase of the Allocation Interests upon termination of the MSA. As a result of the termination of the Supplemental Put Agreement, the Company currently records distributions of the profit allocation to the Holders upon occurrence of a Sale Event or Holding Event as dividends declared on Allocation Interests to stockholders’ equity when they are approved by the Company’s board of directors.
The FOX Secondary Offering in July 2014 is considered a Sale Event and the Company's board of directors approved and declared in September 2014 a profit allocation payment totaling $11.9 million that was made to Holders on September 30, 2014.
The FOX Initial Public Offering in August 2013 was considered a Sale Event and in October 2013 the Company's board of directors approved and declared a profit allocation totaling $16.0 million that was made to Holders in November 2013.

Earnings per share
Basic and diluted earnings per share for the fiscal year ended December 31, 2014 and 2013 is calculated as follows:

	2014	2013
Net income attributable to Holdings	$278,835	$68,064
Less: Profit Allocation paid to Holders	11,870	15,990
Less: Effect of contribution based profit—Holding Event	2,805	1,480
Net income from Holdings attributable to Trust shares	$264,160	$50,594
Basic and diluted weighted average shares outstanding	49,089	48,300
Income from operations—Basic and fully diluted	$5.38	$1.05
Distributions
During the year ended December 31, 2014, the Company paid the following distributions:

•	On January 30, 2014, the Company paid a distribution of $0.36 per share to holders of record as of January 23, 2014. This distribution was declared on January 9, 2014.

•	On April 30, 2014, the Company paid a distribution of $0.36 per share to holders of record as of April 23, 2014. This distribution was declared on April 10, 2012.

•	On July 30, 2014, the Company paid a distribution of $0.36 per share to holders of record as of July 23, 2014. This distribution was declared on July 10, 2014.

•	On October 30, 2014, the Company paid a distribution of $0.36 per share to holders of record as of October 23, 2014. This distribution was declared on October 7, 2014.
On January 29, 2015, the Company paid a distribution of $0.36 per share to holders of record as of January 22, 2015. This distribution was declared on January 8, 2015.

During the year ended December 31, 2013, the Company paid the following distributions:

•	On January 31, 2013, the Company paid a distribution of $0.36 per share to holders of record as of January 25, 2013. This distribution was declared on January 10, 2012.

•	On April 30, 2013, the Company paid a distribution of $0.36 per share to holders of record as of April 23, 2013. This distribution was declared on April 9, 2013.

•	On July 30, 2013, the Company paid a distribution of $0.36 per share to holders of record as of July 23, 2013. This distribution was declared on July 10, 2013.

•	On October 30, 2013, the Company paid a distribution of $0.36 per share to holders of record as of October 23, 2013. This distribution was declared on October 10, 2013.

Note O — Noncontrolling Interest
Noncontrolling interest represents the portion of a majority-owned subsidiary’s net income and equity that is owned by noncontrolling shareholders.
The following tables reflect the Company’s percentage ownership of its businesses, as of December 31, 2014, 2013 and 2012 and related noncontrolling interest balances as of December 31, 2014 and 2013:

	% Ownership (1) December 31, 2014		% Ownership (1) December 31, 2013		% Ownership (1) December 31, 2012
	Primary	Fully Diluted	Primary	Fully Diluted	Primary	Fully Diluted
CamelBak	89.9	79.7	89.9	79.7	89.9	79.7
Ergobaby	81.0	74.3	81.0	75.0	81.1	77.1
FOX (2)	n/a	n/a	53.9	49.8	75.8	70.6
Liberty	96.2	84.8	96.2	84.8	96.2	86.7
ACI	69.4	69.3	69.4	69.4	69.4	69.4
American Furniture	99.9	99.9	99.9	99.9	99.9	99.9
Arnold Magnetics	96.7	87.5	96.7	87.2	96.7	87.9
Clean Earth	97.9	86.2	n/a	n/a	n/a	n/a
SternoCandleLamp	100.0	91.7	n/a	n/a	n/a	n/a
Tridien	81.3	65.4	81.3	66.5	81.3	67.4

(1)	The principal difference between primary and fully diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective business.

(2)	FOX was deconsolidated on July 10, 2014 after the Company's ownership interest in FOX fell below 50%. Refer to Note B.

	Noncontrolling Interest Balances
(in thousands)	December 31, 2014	December 31, 2013
CamelBak	$14,932	$13,519
Ergobaby	14,783	12,571
FOX	—	64,949
Liberty	2,547	2,339
ACI	790	(2,529)
American Furniture	260	260
Arnold Magnetics	1,950	1,808
Clean Earth	2,672	—
SternoCandleLamp	125	—
Tridien	2,744	2,533
Allocation Interests	100	100
	$40,903	$95,550

Note P — Commitments and Contingencies
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
The future minimum rental commitments at December 31, 2014 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

2015	$15,050
2016	12,384
2017	10,825
2018	9,100
2019	8,398
Thereafter	37,879
$93,636
The Company’s rent expense for the fiscal years ended December 31, 2014, 2013 and 2012 totaled $14.0 million, $12.9 million and $11.6 million, respectively.
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

Note Q — Supplemental Data
Supplemental Balance Sheet Data (in thousands):

	December 31, 2014	December 31, 2013
Summary of accrued expenses:
Accrued payroll and fringes	$17,962	$22,823
Accrued taxes	2,306	2,342
Income taxes payable	2,325	11,089
Accrued interest	1,124	3,303
Accrued rebates	10,742	2,669
Warranty payable	2,540	5,815
Accrued transportation and disposal costs	9,439	—
Other accrued expenses	16,940	7,549
Total	$63,378	$55,590

	Year ended
	December 31, 2014	December 31, 2013
Warranty liability:
Beginning balance	$5,815	$6,410
Accrual	3,024	6,713
Warranty payments	(2,420)	(7,308)
Deconsolidation of subsidiary	(3,879)	—
Ending balance	$2,540	$5,815
Supplemental Cash Flow Statement Data (in thousands):

	December 31, 2014	December 31, 2013	December 31, 2012
Interest paid	$21,456	$16,057	$19,024
Taxes paid	13,081	17,325	14,257

Note R — Related Party Transactions
The Company has entered into the following related party transactions with its Manager, CGM:

•	Management Services Agreement

•	LLC Agreement

•	Integration Services Agreement

•	Cost reimbursement and fees

•	Sale of common stock to majority shareholder

•	Supplemental Put Agreement (terminated in 2013 – refer to Note B)

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
For the year ended December 31, 2014, 2013 and 2012, the Company incurred the following management fees to CGM, by entity (in thousands):

	December 31, 2014	December 31, 2013	December 31, 2012
CamelBak	$500	$500	$500
Ergobaby	500	500	500
FOX	—	308	500
Liberty	500	500	500
Advanced Circuits	500	500	500
American Furniture	—	—	—
Arnold Magnetics	500	500	375
Clean Earth	125	n/a	n/a
SternoCandleLamp	125	n/a	n/a
Tridien	350	350	350
Corporate	19,622	15,474	14,408
	$22,722	$18,632	$17,633
NOTE: Not included in the table above are management fees paid to CGM by HALO of $0.2 million for the year ended December 31, 2012. These amounts are included in income (loss) from discontinued operations on the consolidated statements of operations.
Approximately $6.2 million and $4.5 million of the management fees incurred were unpaid as of December 31, 2014 and 2013, respectively, and are reflected in Due to related party on the consolidated balance sheets.

LLC Agreement
The LLC agreement gives Holders the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Holders are entitled to receive and as such can elect to receive the positive contribution-based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (Holding Event) and upon the sale of the business (Sale Event). During the year ended December 31, 2014, Holders were paid $11.9 million related to a secondary offering completed by FOX in July 2014 (Sale Event). During the year ended December 31, 2013, Holders were paid $5.6 million related to FOX’s positive contribution-based profit (Holding Event) and $16.0 million as a result of FOX’s sale of common stock to the public (Sale Event).

Certain persons who are employees and partners of the Manager, including the Company’s Chief Executive Officer and Chief Financial Officer, beneficially own 58.8% of the Allocation Interests, through Sostratus LLC, at December 31, 2014. Of the remaining 41.2% non-voting ownership of the Allocation Interests, 5.0% is held by CGI Diversified Holdings LP, 5.0% is held by the Chairman of the Company’s Board of Directors, and the remaining 31.2% is held by the former founding partner of the Manager.
At December 31, 2013, 53.6% of the Allocation Interests were beneficially owned by certain members of the Manager, including the Company’s Chief Executive Officer. Of the remaining 46.4% non-voting ownership of the Allocation Interests, 5.0% was held by CGI Diversified Holdings LP, 5.0% was held by the Chairman of the Company’s Board of Directors, and 31.4% was held by the former founding partner of the Manager. A Director and the former Chief Financial Officer held 5.0% of the Allocation Interests until his retirement.

The increase in beneficial ownership of the Allocation Interests by certain persons who are employees and partners of the Manager from 2013 to 2014 was a result of the retirement of the former Chief Financial Officer and the resulting assignment of Allocation Interests to other persons who are employees and partners of the Manager. The former Chief Financial Officer is entitled to continue to receive distributions from Sostratus LLC on his Allocation Interests earned prior to his retirement.
Integrations Services Agreements

Clean Earth and SternoCandleLamp. (the "2014 acquisitions") entered into Integration Services Agreements ("ISA") with CGM.  The ISA provides for CGM to provide services for the 2014 acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, including the retention of independent board members to serve on their board of directors, implement compliance and reporting requirements of the Sarbanes-Oxley Act and align the acquired entity's policies and procedures with our other subsidiaries.  Each ISA is for the twelve month period subsequent to the acquisition and is payable quarterly.  Clean Earth will pay CGM $2.5 million and SternoCandleLamp will pay CGM $1.5 million under the agreements.  During the year ended December 31, 2014, Clean Earth incurred $0.6 million in integration services fees, and SternoCandleLamp incurred $0.4 million.
Cost Reimbursement and Fees
The Company reimbursed its Manager, CGM, approximately $4.5 million, $3.5 million and $3.1 million, principally for occupancy and staffing costs incurred by CGM on the Company’s behalf during the years ended December 31, 2014, 2013 and 2012, respectively.
CGM has entered into integration service agreements with the 2014 acquisitions for which it will receive $4.0 million during the twelve months subsequent to the completion of the acquisitions. CGM received $1.0 million in integration service fees during 2014 related to the 2014 acquisitions. The remaining amounts due under the integrations service agreements will be received quarterly during 2015 as services are performed.
CGM acted as an advisor for the 2012 acquisition for which it received transaction service and expense payments totaling approximately $1.2 million.
Sale of common stock to majority shareholder
In connection with the acquisition of CamelBak, the Company issued 1,575,000 of its common shares in a private placement at the closing price of $12.50 per share on August 23, 2011, to CGI Maygar Holdings, LLC ("CMH"), the Company's largest shareholder. In addition, an affiliate of CMH purchased $45 million in 11% convertible preferred stock of CamelBak to facilitate the acquisition for which the affiliate received 652 shares of common stock of CamelBak. On March 6, 2012, CamelBak redeemed its 11% convertible preferred stock for $45.3 million plus accrued dividends of $2.7 million, from an affiliate of CMH ($47.7 million), and noncontrolling shareholders ($0.3 million). The redemption was funded by additional intercompany debt and an equity contribution from the Company of $19.2 million and $25.9 million, respectively. In addition, noncontrolling shareholders of CamelBak invested $2.9 million of equity in order for the Company and noncontrolling shareholders to maintain existing ownership percentages of CamelBak common stock of 89.9% and 10.1%, respectively.
Supplemental Put Agreement
Concurrent with the IPO, CGM and the Company entered into a Supplemental Put Agreement, which required the Company to acquire the Allocation Interests upon termination of the MSA. On July 1, 2013, the Company and the Manager amended the MSA to provide for certain modifications related to the Manager’s registration as an investment adviser under the Investment Advisers Act of 1940 (“Advisor’s Act”), as amended. In connection with the amendment resulting from the Manager’s registration as an investment adviser under the Adviser’s Act, the Company and the Manager agreed to terminate the Supplemental Put Agreement, which had the effect of eliminating the Manager’s right to require the Company to purchase the Allocation Interests upon termination of the MSA. On October 7, 2014 and effective as of September 30, 2014, the Company and CGM amended the MSA, as amended, to provide for certain modifications related to FOX no longer being a consolidated subsidiary.
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

The Company has entered into the following significant related party transactions with its businesses:
FOX

On July 10, 2014, 5,750,000 shares of FOX common stock, held by certain FOX shareholders, including us, were sold in a secondary offering at a price of $15.50 per share for total net proceeds to selling shareholders of approximately $84.4 million. As a selling shareholder, we sold a total of 4,466,569 shares of FOX common stock, including 633,955 shares sold in connection with the underwriters’ exercise of the over-allotment option in full, for total net proceeds of approximately $65.5 million. Upon completion of the offering, our ownership in FOX decreased from approximately 53% to 41%, or 15,108,718 shares of FOX’s common stock. We recorded a gain of $264.3 million in July 2014 in connection with the Fox deconsolidation. Refer to Note B for additional information related to the FOX Secondary Offering and the deconsolidation of FOX.

In September 2014, the Company and FOX entered into an agreement for the provision of services to FOX for assistance in complying the Sarbanes-Oxley Act of 2002, as amended (the “Services Agreement”). The Services Agreement can be terminated by either party at any time, or will terminate on March 31, 2016. A statement of work was agreed to in connection with the Service Agreement, which provides that the Company’s internal audit team will assist FOX with various tasks, including, but not limited to, the development of internal control policies and procedures, risk and control matrices and the evaluation of internal controls. Services provided in accordance with the Services Agreement are billed on a time and materials basis. Fees for services provided in 2014 are estimated to be approximately $50,000 and fees for services to be provided in 2015 are estimated to be approximately $100,000.
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

	Stockholders’ equity attributable to Holdings	NCI	Total
Recapitalization proceeds to existing shareholders	$—	$(13,252)	$(13,252)	(a)
Shares purchased from noncontrolling shareholders	(8,544)	(2,425)	(10,969)	(b)
Recapitalization proceeds to option holders	—	(3,036)	(3,036)	(c)
Shares purchased by noncontrolling shareholders	—	7,204	7,204	(d)
Tax benefit on options	—	4,954	4,954	(e)
	$(8,544)	$(6,555)	$(15,099)

(a)	Represents the portion of the dividend recapitalization proceeds of $67 million allocated to noncontrolling shareholders based on their pro rata share ownership of outstanding common stock of FOX.

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
American Furniture
American Furniture was not in compliance with its Maintenance Fixed Charge Coverage Ratio requirement included in the amended credit agreement with the Company dated December 31, 2010. The Company is required to fund, in the form of an additional equity investment, any shortfall in the difference between Adjusted EBITDA and Fixed Charges as defined in American Furniture’s credit agreement with the Company. Per the maintenance agreement, the shortfall that the Company is required to fund, American Furniture is in turn required to pay down its term debt with the Company. The amount of the shortfall at December 31, 2013 and December 31, 2012 was approximately $1.6 million and $3.5 million, respectively. There was no shortfall at December 31, 2014 as American Furniture was in compliance with the Maintenance Fixed Charge Coverage Ratio.
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
Tridien leased a facility from an affiliate of a noncontrolling shareholder of Tridien during the year ended December 31, 2014. The term of the lease was through February of 2014. Tridien paid rent under the lease of approximately $0.1 million for the year ended December 31, 2014.
On August 28, 2012, the Company purchased shares of stock of Tridien from a group of Tridien’s noncontrolling shareholders for an aggregate purchase price of approximately $1.9 million.
On August 8, 2008, the Company exchanged a note due August 15, 2008, totaling approximately $6.9 million (including accrued interest) due from Mark Bidner, the former CEO of Tridien in exchange for shares of common stock of Tridien held by Mr. Bidner. In addition, Mr. Bidner was granted an option to purchase approximately 10% of the outstanding shares of common stock of Tridien, at a strike price exceeding the exchange price, from the Company in the future for which Mr. Bidner exchanged Tridien common stock valued at $0.2 million (the fair value of the option at the date of grant) as consideration.

Note S – Unaudited Quarterly Financial Data
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

(in thousands)	December 31, 2014 (1)	September 30, 2014 (2)	June 30, 2014 (3)	March 31, 2014
Total revenues	$264,028	$203,140	$269,084	$246,048
Gross profit	72,725	62,050	82,542	76,352
Operating income	6,082	9,720	21,761	18,095
Income (loss) from continuing operations	8,933	262,530	12,319	7,373
Net income (loss) attributable to Holdings	7,359	261,098	5,719	4,659
Basic and fully diluted income (loss) per share attributable to Holdings	$0.13	$5.15	$0.11	$0.08

(1) During the three months ended December 31, 2014, the Company acquired SternoCandleLamp for a purchase price of approximately $160.0 million - refer to "Note C - Acquisition of Businesses". Additionally, the Company completed a secondary offering of 6,000,000 Trust Shares at an offering price of $17.50 per share, resulting in net proceeds of $99.9 million.

(2) During the three months ended September 30, 2014, the Company sold 4,466,569 shares of FOX common stock, and received net proceeds from the sale of approximately $65.5 million. As a result of the sale of the shares by the Company in the FOX Secondary Offering, the Company's ownership interest in FOX decreased to approximately 41%, which resulted in the deconsolidation of the FOX operating segment in the Company's consolidated financial statements effective as of the date of the FOX Secondary Offering - refer to "Note B - Summary of Significant Accounting Policies". Additionally, the Company closed on the acquisition of all the issued and outstanding capital stock of Clean Earth Holdings, Inc. for a purchase price of approximately $251.4 million - refer to "Note C- Acquisition of Businesses".

(3) During the three months ended June 30, 2014, the Company obtained a $725 million credit facility from a group of lenders - refer to "Note J - Debt".

(in thousands)	December 31, 2013 (1)	September 30, 2013 (2)	June 30, 2013 (3)	March 31, 2013
Total revenues	$232,685	$265,512	$245,775	$241,567
Gross profit	69,629	82,472	77,357	76,373
Operating income (loss)	2,306	89,105	14,673	16,822
Income (loss) from continuing operations	(5,062)	78,296	1,956	3,626
Net income (loss) attributable to Holdings	(6,348)	73,387	(569)	1,594
Basic and fully diluted income (loss ) per share attributable to Holdings	$(0.47)	$1.52	$(0.01)	$0.03

(1) The three months ended December 31, 2013 includes an impairment loss of $12.0 million related to the goodwill and indefinite-lived intangible asset write off at the Company’s Tridien operating segment. Refer to "Note H - Goodwill and Other Intangible Assets" for a description of the impairment loss.

(2) The three months ended September 30, 2013 includes income of approximately $61.3 million related to the reversal of the Supplemental Put Liability as a result of the termination of the Supplemental Put Agreement on July 1, 2013. Refer to "Note B - Summary of Significant Accounting Policies" for a description of the termination of the Supplemental Put Agreement.

(3) The three months ended June 30, 2013 includes (i) an impairment loss of $0.9 million related to the indefinite-lived intangible asset write-off at the Company’s Tridien operating segment and (ii) a loss on debt extinguishment of $1.8 million related to an amendment to the Company’s 2011 Term Loan Facility.

SCHEDULE II – Valuation and Qualifying Accounts

	Balance at	Additions
(in thousands)	beginning of year	Charge to costs and expense	Other (1)	Deductions	Balance at end of Year
Allowance for doubtful accounts - 2012	$2,420	$1,796	$365	$1,532	$3,049
Allowance for doubtful accounts - 2013	$3,049	$2,475	$—	$2,100	$3,424
Allowance for doubtful accounts - 2014	$3,424	$3,510	$494	$2,228	$5,200
Valuation allowance for deferred tax assets - 2012	$6,269	$1,293	$1,350	$—	$8,912
Valuation allowance for deferred tax assets - 2013	$8,912	$3,116	$—	$—	$12,028
Valuation allowance for deferred tax assets - 2014	$12,028	$388	$248	$—	$12,664

(1)	Represents opening allowance balances related to current year acquisitions, and the ending allowance for FOX, which was deducted as a result of the deconsolidation of the FOX subsidiary during 2014 .

S-1

INDEX TO EXHIBITS

Exhibit Number	Description
2.1
Stock and Note Purchase Agreement dated as of July 31, 2006, among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on August 1, 2006 (File No. 000-51937)).

2.2
Stock Purchase Agreement dated June 24, 2008, among Compass Group Diversified Holdings LLC and the other shareholders party thereto, Compass Group Diversified Holdings LLC, as Sellers’ Representative, Aeroglide Holdings, Inc. and Bühler AG (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on June 26, 2008 (File No. 000-51937)).

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

3.1	Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the Form S-1 filed on December 14, 2005 (File No. 333-130326)).
3.2	Certificate of Amendment to Certificate of Trust of Compass Diversified Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on September 13, 2007 (File No. 000-51937)).
3.3	Certificate of Formation of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 3.3 of the Form S-1 filed on December 14, 2005 (File No. 333-130326)).
3.4	Amended and Restated Trust Agreement of Compass Diversified Trust (incorporated by reference to Exhibit 3.5 of the Amendment No. 4 to the Form S-1 filed on April 26, 2006 (File No. 333-130326)).
3.5
Amendment No. 1 to the Amended and Restated Trust Agreement, dated as of April 25, 2006, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on May 29, 2007 (File No. 000-51937)).

3.6
Second Amendment to the Amended and Restated Trust Agreement, dated as of April 25, 2006, as amended on May 23, 2007, of Compass Diversified Trust among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on September 13, 2007 (File No. 000-51937)).

3.7
Third Amendment to the Amended and Restated Trust Agreement dated as of April 25, 2006, as amended on May 25, 2007 and September 14, 2007, of Compass Diversified Holdings among Compass Group Diversified Holdings LLC, as Sponsor, The Bank of New York (Delaware), as Delaware Trustee, and the Regular Trustees named therein (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on December 21, 2007 (File No. 000-51937)).

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

3.9
Second Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated January 9, 2007 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on January 10, 2007,(File No. 000-51937)).

3.1
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

4.1	Specimen Certificate evidencing a share of trust of Compass Diversified Holdings (incorporated by reference to Exhibit 4.1 of the Form S-3 filed on November 7, 2007 (File No. 333-147218)).
4.2
Specimen LLC Interest Certificate evidencing an interest of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit A of Exhibit 10.2 of the Form 8-K filed on January 10, 2007 (File No. 000-51937)).

10.1
Form of Registration Rights Agreement by and among Compass Group Diversified Holdings LLC, Compass Diversified Trust and Certain Shareholders (incorporated by reference to Exhibit 10.3 of the Amendment No. 5 to the Form S-1 filed on May 5, 2006 (File No. 333-130326)).

10.2
Form of Supplemental Put Agreement by and between Compass Group Management LLC and Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit 10.4 of the Amendment No. 4 to the Form S-1 filed on April 26, 2006 (File No. 333-130326)).

10.3†
Amended and Restated Employment Agreement dated as of December 1, 2008 by and between James J. Bottiglieri and Compass Group Management LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 3, 2008 (File No. 000-51937)).

10.4
Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP (incorporated by reference to Exhibit 10.6 of the Amendment No. 5 to the Form S-1 filed on May 5, 2006 (File No. 333-130326)).

10.5
Form of Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and Pharos I LLC (incorporated by reference to Exhibit 10.7 of the Amendment No. 5 to the Form S-1 filed on May 5, 2006 (File No. 333-130326)).

10.6
Amended and Restated Management Services Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of December 20, 2011 and originally effective as of May 16, 2006 (incorporated by reference to Exhibit 10.06 of the Form 10-K filed on March 7, 2012 (File No. 001-34927)).

10.7
Registration Rights Agreement by and among Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP, dated as of April 3, 2007 (incorporated by reference to Exhibit 10.3 of the Amendment No. 1 to the Form S-1 filed on April 20, 2007 (File No. 333-141856)).

10.8
Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP, dated as of April 3, 2007 (incorporated by reference to Exhibit 10.16 of the Amendment No. 1 to the Form S-1 filed on April 20, 2007 (File No. 333-141856)).

10.9
Subscription Agreement dated August 24, 2011, by and among Compass Group Diversified Holdings LLC, Compass Diversified Holdings and CGI Magyar Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 25, 2011(File No. 001-34927)).

10.1
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

10.16
Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Bank of America, N.A., dated as of June 6, 2014 (incorporated by reference to Exhibit 10.1 to the 8-K filed on June 9, 2014 (File No. 001-34927)).

10.17
Fifth Amended and Restated Management Services Agreement dated July 1, 2013 and originally effective as of May 16, 2006, by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 1, 2013 (File No. 001-34927)).

10.18
Sixth Amended and Restated Management Service Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of September 30, 2014 and originally effective as of May 16, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 7, 2014 (File No. 001-34927)).

10.19†
Employment Agreement dated July 11, 2013, between Compass Group Management LLC and Ryan J. Faulkingham (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 11, 2013 (File No. 001-34927)).

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1*+	Section 1350 Certification of Chief Executive Officer of Registrant

32.2*+	Section 1350 Certification of Chief Financial Officer of Registrant
99.1
Note Purchase and Sale Agreement dated as of July 31, 2006 among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc. and Compass Medical Mattress Partners, LP (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on August 1, 2006 (File No. 000-51937)).

99.2
Stock Purchase Agreement, dated as of February 28, 2007, by and between HA-LO Holdings, LLC and HALO Holding Corporation (incorporated by reference to Exhibit 99.3 of the Form 8-K filed on March 1, 2007(File No. 000-51937)).

99.3
Purchase Agreement dated December 19, 2007, among CBS Personnel Holdings, Inc. and Staffing Holding LLC, Staffmark Merger LLC, Staffmark Investment LLC, SF Holding Corp., Stephens-SM LLC and CBS Personnel Holdings, Inc. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on December 20, 2007 (File No. 000-51937)).

99.4
Share Purchase Agreement dated January 4, 2008, among Fox Factory Holding Corp., Fox Factory, Inc. and Robert C. Fox, Jr. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on January 8, 2008 (File No. 000-51937)).

99.5
Stock Purchase Agreement dated May 8, 2008, among Mitsui Chemicals, Inc., Silvue Technologies Group, Inc., the stockholders of Silvue Technologies Group, Inc. and the holders of Options listed on the signature pages thereto, and Compass Group Management LLC, as the Stockholders Representative (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on May 9, 2008(File No. 000-51937)).

99.6
Stock Purchase Agreement dated March 31, 2010 by and among Gable 5, Inc., Liberty Safe and Security Products, LLC and Liberty Safe Holding Corporation (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on April 1, 2010 (File No. 000-51937)).

99.7
Stock Purchase Agreement dated September 16, 2010, by and among ERGO Baby Intermediate Holding Corporation, The ERGO Baby Carrier, Inc., Karin A. Frost, in her individual capacity and as Trustee of the Revocable Trust of Karin A. Frost dated February 22, 2008 and as Trustee of the Karin A. Frost 2009 Qualified Annuity Trust u/a/d 12/21/2009 (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on September 17, 2010 (File No. 000-51937)).

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

99.1
Stock Purchase Agreement dated as of August 7, 2014, by and among CEHI Acquisition Corporation, Clean Earth Holdings, Inc., the holders of stock and options in Clean Earth Holdings, Inc. and Littlejohn Fund III, L.P. (incorporated by reference to Exhibit 99.1 of the 8-K filed on August 11, 2014 (File No. 001-34927)).

99.11
Membership Interest Purchase Agreement dated as of October 10, 2014, by and among Candle Lamp Holdings, LLC, Candle Lamp Company, LLC and Sternocandlelamp Holdings, Inc. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed October 10, 2014 (File No. 001-34927)).

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
+
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

E-4