Form 10-Q
period 2015-03-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2015-05-06
CIK 1345126, 1345122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2015, there were 54,300,000 shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2015

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

PART I
FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

Compass Diversified Holdings
Condensed Consolidated Balance Sheets

(in thousands)	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,450	$23,703
Accounts receivable, less allowances of $5,044 at March 31, 2015 and $5,200 at December 31, 2014	153,511	157,535
Inventories	114,166	111,214
Prepaid expenses and other current assets	28,166	28,347
Total current assets	316,293	320,799
Property, plant and equipment, net	113,613	115,871
Equity method investment (refer to Note E)	231,767	245,214
Goodwill	351,496	359,180
Intangible assets, net	477,217	487,220
Deferred debt issuance costs, less accumulated amortization of $1,731 at March 31, 2015 and $1,233 at December 31, 2014	10,699	11,197
Other non-current assets	7,770	7,949
Total assets	$1,508,855	$1,547,430
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$58,981	$62,099
Accrued expenses	49,610	63,378
Due to related party	6,146	6,193
Current portion, long-term debt	3,250	3,250
Other current liabilities	6,044	6,311
Total current liabilities	124,031	141,231
Deferred income taxes	97,642	97,731
Long-term debt, less original issue discount	504,177	485,547
Other non-current liabilities	18,636	14,587
Total liabilities	744,486	739,096
Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 54,300 shares issued and outstanding at March 31, 2015 and December 31, 2014	825,321	825,321
Accumulated other comprehensive income (loss)	(2,692)	(2,542)
Accumulated deficit	(99,798)	(55,348)
Total stockholders’ equity attributable to Holdings	722,831	767,431
Noncontrolling interest	41,538	40,903
Total stockholders’ equity	764,369	808,334
Total liabilities and stockholders’ equity	$1,508,855	$1,547,430
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
	2015	2014
(in thousands, except per share data)
Net sales	$222,142	$246,048
Service revenues	35,129	—
Total net revenues	257,271	246,048
Cost of sales	157,532	169,696
Cost of service revenues	27,823	—
Gross profit	71,916	76,352
Operating expenses:
Selling, general and administrative expense	44,028	46,173
Management fees	6,858	4,735
Amortization expense	10,013	7,349
Impairment expense	8,907	—
Operating income	2,110	18,095
Other income (expense):
Interest expense, net	(9,718)	(4,572)
Amortization of debt issuance costs	(545)	(570)
Loss on equity method investment	(13,447)	—
Other income (expense), net	(307)	184
Income (loss) before income taxes	(21,907)	13,137
Provision for income taxes	3,380	5,764
Net income (loss)	(25,287)	7,373
Less: Net income (loss) attributable to noncontrolling interest	(385)	2,714
Net income (loss) attributable to Holdings	$(24,902)	$4,659
Basic and fully diluted income (loss) per share attributable to Holdings (refer to Note K)	$(0.47)	$0.08
Weighted average number of shares of trust stock outstanding – basic and fully diluted	54,300	48,300
Cash distributions declared per share (refer to Note K)	$0.36	$0.36
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2015	2014
(in thousands)
Net income (loss)	$(25,287)	$7,373
Other comprehensive income (loss)
Foreign currency translation and other	(150)	(9)
Total comprehensive income (loss), net of tax	$(25,437)	$7,364
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

(in thousands)	Number of Shares	Amount	Accumulated Deficit	Accum. Other Comprehensive Income (Loss)	Stockholders’ Equity Attrib. to Holdings	Non- Controlling Interest	Total Stockholders’ Equity
Balance — January 1, 2015	54,300	$825,321	$(55,348)	$(2,542)	$767,431	$40,903	$808,334
Net loss	—	—	(24,902)	—	(24,902)	(385)	(25,287)
Other comprehensive loss – foreign currency translation and other	—	—	—	(150)	(150)	—	(150)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	1,020	1,020
Distributions paid	—	—	(19,548)	—	(19,548)	—	(19,548)
Balance — March 31, 2015	54,300	$825,321	$(99,798)	$(2,692)	$722,831	$41,538	$764,369
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income (loss)	$(25,287)	$7,373
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	6,522	4,636
Amortization expense	10,013	7,349
Impairment expense	8,907	—
Amortization of debt issuance costs and original issue discount	713	864
Unrealized (gain) loss on interest rate swap	4,314	92
Noncontrolling stockholder stock based compensation	1,024	1,365
Loss on equity method investment	13,447	—
Excess tax benefit from subsidiary stock options exercised	—	(1,061)
Deferred taxes	(806)	(594)
Other	427	(53)
Changes in operating assets and liabilities, net of acquisition:
Decrease (increase) in accounts receivable	5,370	(15,652)
Increase in inventories	(2,952)	(7,063)
Decrease (increase) in prepaid expenses and other current assets	115	(3,274)
Decrease in accounts payable and accrued expenses	(18,520)	(22)
Net cash provided by (used in) operating activities	3,287	(6,040)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(42,297)
Purchases of property and equipment	(4,790)	(3,631)
Payment of interest rate swap	(495)	(495)
Other investing activities	125	7
Net cash used in investing activities	(5,160)	(46,416)
Cash flows from financing activities:
Borrowings under credit facility	35,500	59,000
Repayments under credit facility	(17,038)	(17,713)
Distributions paid	(19,548)	(17,388)
Net proceeds provided by noncontrolling shareholders	—	1,156
Debt issuance costs	—	(278)
Excess tax benefit from subsidiary stock options exercised	—	1,061
Other	(227)	—
Net cash (used in) provided by financing activities	(1,313)	25,838
Foreign currency impact on cash	(67)	11
Net decrease in cash and cash equivalents	(3,253)	(26,607)
Cash and cash equivalents — beginning of period	23,703	113,229
Cash and cash equivalents — end of period	$20,450	$86,622
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2015

Note A — Organization and Business Operations
Compass Diversified Holdings, a Delaware statutory trust (the "Trust” or "Holdings"), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability company (the “Company” or "CODI"), was also formed on November 18, 2005 with equity interests which were subsequently reclassified as the “Allocation Interests”. The Trust and the Company were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. In accordance with the amended and restated Trust Agreement, dated as of April 25, 2006 (the “Trust Agreement”), the Trust is sole owner of 100% of the Trust Interests (as defined in the Company’s amended and restated operating agreement, dated as of April 25, 2006 (as amended and restated, the “LLC Agreement”)) of the Company and, pursuant to the LLC Agreement, the Company has, outstanding, the identical number of Trust Interests as the number of outstanding shares of the Trust. The Company is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.
The Company is a controlling owner of nine businesses, or reportable operating segments, at March 31, 2015. The segments are as follows: CamelBak Acquisition Corp. (“CamelBak”), The Ergo Baby Carrier, Inc. (“Ergobaby”), Liberty Safe and Security Products, Inc. (“Liberty Safe” or “Liberty”), Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), American Furniture Manufacturing, Inc. (“AFM” or “American Furniture”), AMT Acquisition Corporation (“Arnold” or “Arnold Magnetics”), Clean Earth Holdings, Inc. ("Clean Earth"), Candle Lamp Company, LLC ("SternoCandleLamp") and Tridien Medical, Inc. (“Tridien”). Refer to Note D for further discussion of the operating segments. The Company also owns a non-controlling interest of approximately 41% in Fox Factory Holding Corp. (“FOX”) which is accounted for as an equity method investment. Compass Group Management LLC, a Delaware limited liability company (“CGM” or the “Manager”), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a management services agreement (“MSA”).

Note B — Presentation and Principles of Consolidation
The condensed consolidated financial statements for the three month periods ended March 31, 2015 and March 31, 2014, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Seasonality
Earnings of certain of the Company’s operating segments are seasonal in nature. Earnings from CamelBak are typically higher in the spring and summer months as this corresponds with warmer weather in the Northern Hemisphere and an increase in hydration related activities. Earnings from Liberty are typically lowest in the second quarter due to lower demand for safes at the onset of summer. Earnings from AFM are typically highest in the months of January through April of each year, coinciding with homeowners’ tax refunds. Earnings from Clean Earth are typically lower in the winter months due to reduced levels of construction and development activity in the Northeastern United States.
Consolidation
The condensed consolidated financial statements include the accounts of Holdings and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations of FOX are included in the Company's historical condensed consolidated results of operations through July 10, 2014, the date on which our investment in FOX fell below 50% and the FOX entity was deconsolidated.

Recently Adopted Accounting Pronouncements
In April 2014, the FASB issued an accounting standard update related to reporting discontinued operations and disclosures of disposals of components of an entity which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The new standard applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The amendment was effective for the Company on January 1, 2015. The adoption of this standard is not expected to change the manner in which the Company currently presents discontinued operations in the consolidated financial statements.

Recently Issued Accounting Pronouncements

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

In April 2015, the FASB issued an accounting standard update intended to simplify the presentation of debt issuance costs in the balance sheet. The new guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Accordingly, the standard is effective for the Company on January 1, 2016.

Note C — Acquisitions
Acquisition of Clean Earth Holdings, Inc.
On August 26, 2014, CEHI Acquisition Corp., a subsidiary of the Company, closed on the acquisition of all the issued and outstanding capital stock of Clean Earth Holdings, Inc. pursuant to a stock purchase agreement among CEHI Acquisition Corp., Clean Earth, holders of stock and options in Clean Earth and Littlejohn Fund III, L.P., entered into on August 7, 2014.

Headquartered in Hatboro, Pennsylvania, Clean Earth provides environmental services for a variety of contaminated materials including soils, dredged material, hazardous waste and drill cuttings. Clean Earth analyzes, treats, documents and recycles waste streams generated in multiple end-markets such as power, construction, oil and gas, infrastructure, industrial and dredging. Treatment includes thermal desorption, dredged material stabilization, bioremediation, physical treatment/screening and chemical fixation. Before the company accepts contaminated materials, it identifies a third party “beneficial reuse” site such as commercial redevelopment or landfill capping where the materials will be sent after they are treated. Clean Earth holds the largest market share in the contaminated materials and dredged material management market and operates 14 permitted facilities in the Eastern U.S. Revenues from the environmental recycling facilities are generally recognized at the time of treatment.
The Company made loans to and purchased a 98% controlling interest in Clean Earth. The purchase price, including proceeds from noncontrolling interest, was approximately $251.4 million. The Company funded its portion of the acquisition through drawings on its 2014 Revolving Credit Facility and cash on hand. Clean Earth management invested in the transaction along with the Company representing an approximate 2% initial noncontrolling interest on a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of Clean Earth. CGM will receive integration service fees of approximately $2.5 million which is payable quarterly as services are rendered beginning in the quarter ended December 31, 2014.

The results of operations of Clean Earth have been included in the consolidated results of operations since the date of acquisition. Clean Earth's results of operations are reported as a separate operating segment. The table below provides the recording of assets acquired and liabilities assumed as of the acquisition date.

Clean Earth
(in thousands)
Amounts recognized as of the acquisition date
Assets:
Cash	$3,683
Accounts receivable (1)	41,821
Property, plant and equipment (2)	43,437
Intangible assets	135,939
Goodwill	109,738
Other current and noncurrent assets	8,697
Total assets	$343,315

Liabilities and noncontrolling interest:
Current liabilities	$27,205
Other liabilities	149,760
Deferred tax liabilities	61,299
Noncontrolling interest	2,275
Total liabilities and noncontrolling interest	$240,539

Net assets acquired	$102,776
Noncontrolling interest	2,275
Intercompany loans to business	148,248
$253,299
Acquisition Consideration

Purchase price	$243,000
Working capital adjustment	6,616
Cash	3,683
Total purchase consideration	$253,299
Less: Transaction costs	1,935
Purchase price, net	$251,364

(1)	Includes $42.5 million of gross contractual accounts receivable of which $0.6 million was not expected to be collected. The fair value of accounts receivable approximated book value acquired.

(2)	Includes $20.9 million of property, plant and equipment basis step-up.

The Company incurred $1.9 million of transaction costs in conjunction with the Clean Earth acquisition during the year ended December 31, 2014 which was included in selling, general and administrative expense in the consolidated statements of income in 2014. The goodwill of $109.7 million reflects the strategic fit of Clean Earth into the Company's niche industrial businesses. The goodwill is not expected to be deductible for tax purposes.
The values assigned to the identified intangible assets were determined by discounting the estimated future cash flows associated with these assets to their present value. The intangible assets recorded in connection with the Clean Earth acquisition are as follows (in thousands):

Intangible assets	Amount	Estimated Useful Life
Customer relationships	$25,730	15 years
Permits and Airspace	93,209	10 - 20 years
Trade name	17,000	20 years
	$135,939

Acquisition of SternoCandleLamp
On October 10, 2014, the Company, through its wholly owned subsidiary business, Sternocandlelamp Holdings, Inc., entered into a membership interest purchase agreement (the “Sterno Purchase Agreement”) with Candle Lamp Holdings, LLC (the “Seller”), and Candle Lamp Company, LLC (“SternoCandleLamp”) pursuant to which the Sternocandlelamp Holdings, Inc. acquired all of the issued and outstanding equity of SternoCandleLamp (the “Acquisition”). Headquartered in Corona, California, SternoCandleLamp is the leading manufacturer and marketer of portable food warming fuel and creative table lighting solutions for the food service industry. SternoCandleLamp’s product line includes wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps. The purchase price was approximately $160.0 million. In addition to its equity investment in SternoCandleLamp, the Company provided loans totaling approximately $91.6 million to SternoCandleLamp as part of the transaction. The transaction is accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of SternoCandleLamp. CGM will receive integration service fees of $1.5 million which is payable quarterly as services are rendered beginning in the quarter ending December 31, 2014.

The results of operations of SternoCandleLamp have been included in the consolidated results of operations since the date of acquisition. SternoCandleLamp's results of operations are reported as a separate operating segment. The table below provides the recording of assets acquired and liabilities assumed as of the acquisition date.

SternoCandleLamp
(in thousands)
Amounts recognized as of the acquisition date
Accounts receivable (1)	$18,534
Inventory (2)	19,932
Property, plant and equipment (3)	18,004
Intangible assets	90,950
Goodwill	33,717
Other current and non-current assets	1,734
Total assets	$182,871
Liabilities:
Current liabilities	20,120
Other liabilities	91,647
Total liabilities	$111,767

Net assets acquired	71,104
Intercompany loans to business	91,647
$162,751
Acquisition Consideration
Purchase price	$161,500
Working capital adjustment	1,251
Total purchase consideration	$162,751
Less: Transaction costs	2,765
Purchase price, net	$159,986

(1)	Includes $18.8 million of gross contractual accounts receivable of which $0.2 million was not expected to be collected. The fair value of accounts receivable approximates book value acquired.

(2)	Includes $2.0 million in inventory basis step-up, which was charged to cost of goods sold during the year ended December 31, 2014.

(3)	Includes $6.9 million of property, plant and equipment basis step-up.

The Company incurred $2.8 million of transaction costs in conjunction with the SternoCandleLamp acquisition during the year ended December 31, 2014, which was included in selling, general and administrative expense in the consolidated statements of income during that period. The goodwill of $33.7 million reflects strategic fit of SternoCandleLamp into the Company's niche industrial businesses. The goodwill is expected to be deductible for tax purposes.

The values assigned to the identified intangible assets were determined by discounting the estimated future cash flows associated with these assets to their present value. The intangible assets recorded in connection with the SternoCandleLamp acquisition are as follows (in thousands):

Intangible assets	Amount	Estimated Useful Life
Customer relationships	$60,140	10 years
Trade name	30,810	Indefinite
	$90,950

Unaudited pro forma information
The following unaudited pro forma data for the three months ended March 31, 2014 gives effect to the acquisition of Clean Earth and SternoCandleLamp, as described above, as if the acquisition had been completed as of January 1, 2014. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

(in thousands)	Three Months Ended March 31, 2014
Net sales	$306,667
Operating income	18,107
Net income	5,851
Net income attributable to Holdings	3,148
Basic and fully diluted net income per share attributable to Holdings	$0.05

Other acquisitions
Clean Earth
On December 15, 2014, the Company's Clean Earth subsidiary completed the acquisitions of American Environmental Services, Inc. ("AES") for a purchase price of approximately $16.6 million. AES provides environmental services, managing hazardous and nonhazardous waste from off-site generators. AES has two fully permitted hazardous waste facilities located in Calvert City, Kentucky and Morgantown, West Virginia, serving industrial and government customers across the region. The acquisition expands Clean Earth's customer base and geographic market penetration. The purchase price of AES was allocated to the assets acquired and liabilities assumed based on the estimated fair value as of December 15, 2014, with the excess purchase price allocated to goodwill.

FOX
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

Note D — Operating Segment Data
At March 31, 2015, the Company had nine reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

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

•
Clean Earth provides environmental services for a variety of contaminated materials including soils, dredged material, hazardous waste and drill cuttings. Clean Earth analyzes, treats, documents and recycles waste streams generated in multiple end-markets such as power, construction, oil and gas, infrastructure, industrial and dredging. Clean Earth is headquartered in Hatboro, Pennsylvania and operates 14 facilities in the eastern United States.

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

The tabular information that follows shows data for each of the operating segments reconciled to amounts reflected in the consolidated financial statements. The results of operations of each of the operating segments are included in consolidated operating results as of their date of acquisition. FOX was an operating segment of the Company until July 10, 2014, when FOX was deconsolidated and became an equity method investment. The results of operations of FOX are included in the disaggregated and other financial data presented for the three months ended March 31, 2014.

Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business. Segment profit excludes certain charges from the acquisitions of the Company’s initial businesses not pushed down to the segments which are reflected in the Corporate and other line item. There were no significant inter-segment transactions.
A disaggregation of the Company’s consolidated revenue and other financial data for the three months ended March 31, 2015 and 2014 is presented below (in thousands):

Net sales of operating segments	Three months ended March 31,
	2015	2014
CamelBak	$36,922	$38,770
Ergobaby	20,668	19,572
FOX	—	56,108
Liberty	25,853	28,895
ACI	21,418	20,862
American Furniture	40,925	34,840
Arnold Magnetics	31,188	30,679
Clean Earth	35,129	—
SternoCandleLamp	28,604	—
Tridien	16,564	16,322
Total	257,271	246,048
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—
Total consolidated revenues	$257,271	$246,048

International Revenues	Three months ended March 31,
	2015	2014
CamelBak	$9,722	$10,191
Ergobaby	10,956	11,105
FOX	—	32,075
Arnold Magnetics	12,369	14,268
	$33,047	$67,639

Profit (loss) of operating segments (1)	Three months ended March 31,
	2015	2014
CamelBak	$4,351	$5,855
Ergobaby	5,406	4,330
FOX	—	4,747
Liberty	1,404	1,710
ACI	5,721	5,402
American Furniture	1,676	1,120
Arnold Magnetics	1,754	1,424
Clean Earth	(1,554)	—
SternoCandleLamp	1,656	—
Tridien	(8,692)	635
Total	11,722	25,223
Reconciliation of segment profit to consolidated income (loss) before income taxes:
Interest expense, net	(9,718)	(4,572)
Other income (loss), net	(307)	184
Loss on equity method investment	(13,447)	—
Corporate and other (2)	(10,157)	(7,698)
Total consolidated income (loss) before income taxes	$(21,907)	$13,137

(1)	Segment profit (loss) represents operating income (loss).

(2)	Primarily relates to management fees expensed and payable to CGM and corporate overhead expenses during 2015 and 2014.

Accounts receivable	March 31, 2015	December 31, 2014
CamelBak	$25,311	$23,346
Ergobaby	10,688	9,671
Liberty	15,003	11,376
ACI	6,166	5,730
American Furniture	19,196	16,641
Arnold Magnetics	17,882	15,664
Clean Earth	40,251	52,059
SternoCandleLamp	15,776	21,113
Tridien	8,282	7,135
Total	158,555	162,735
Reconciliation of segment to consolidated totals:
Corporate and other	—	—
Total	158,555	162,735
Allowance for doubtful accounts	(5,044)	(5,200)
Total consolidated net accounts receivable	$153,511	$157,535

	Goodwill March 31,	Goodwill Dec. 31,	Identifiable Assets March 31,	Identifiable Assets Dec. 31,	Depreciation and Amortization Expense Three months ended March 31,
	2015	2014	2015 (1)	2014 (1)	2015	2014
Goodwill and identifiable assets of operating segments
CamelBak	$5,546	$5,546	$207,894	$207,831	$3,108	$3,374
Ergobaby	41,664	41,664	66,066	65,309	850	949
FOX	—	—	—	—	—	2,038
Liberty	32,828	32,828	29,510	34,139	1,592	1,524
ACI	57,615	57,615	18,441	19,334	757	1,280
American Furniture	—	—	28,649	27,810	56	59
Arnold Magnetics	51,767	51,767	76,239	77,610	2,194	2,098
Clean Earth	111,856	110,633	194,903	203,938	5,392	—
SternoCandleLamp	33,716	33,716	128,146	126,302	1,464	—
Tridien	7,855	16,762	14,885	14,844	619	663
Total	342,847	350,531	764,733	777,117	16,032	11,985
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	239,115	253,599	503	—
Amortization of debt issuance costs and original issue discount	—	—	—	—	713	864
Goodwill carried at Corporate level (2)	8,649	8,649	—	—	—	—
Total	$351,496	$359,180	$1,003,848	$1,030,716	$17,248	$12,849

(1)	Does not include accounts receivable balances per schedule above.

(2)
Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the ACI segment. This amount is allocated back to the respective segments for purposes of goodwill impairment testing.

Note E - Equity Method Investment

Investment in FOX

FOX is a designer, manufacturer and marketer of high-performance suspension products used primarily on mountain bikes, side-by-side vehicles, on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, or ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. FOX’s products offer innovative design, performance, durability and reliability that enhance ride dynamics by improving performance and control. FOX is headquartered in Scotts Valley, California. In July 2014, FOX, a former majority owned subsidiary of the Company that is publicly traded on the NASDAQ Stock Market under the ticker “FOXF,” used a registration statement on Form S-1 under the Securities Act filed with the Securities and Exchange Commission (the "SEC") for a public offering of its common stock (the "FOX Secondary Offering"). CODI sold 4,466,569 shares of FOX common stock in connection with the FOX Secondary Offering. As a result of the sale of the shares by the Company in the FOX Secondary Offering, the Company’s ownership interest in FOX decreased to approximately 41%, which resulted in the deconsolidation of the FOX operating segment in the Company’s consolidated financial statements effective as of the date of the FOX Secondary Offering. Subsequent to the sale of the shares of FOX common stock by the Company, the Company owns approximately 15.1 million shares of FOX common stock.

The Company has elected to account for its investment in FOX at fair value using the equity method beginning on the date the investment became subject to the equity method of accounting. The Company uses the equity method of accounting when it has the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. For equity method investments which the Company has elected to measure at fair value, unrealized gains and losses are reported in the consolidated statement of operations as gain (loss) from equity method investments. The equity method investment in FOX had a fair value of $231.8 million on March 31, 2015 based on the closing price of FOX shares on that date. The Company recognized a loss of $13.4 million for the quarter ended March 31, 2015 due to a decrease in the fair value of the FOX investment during the quarter.

The condensed balance sheet information and results of operations of the Company's FOX investment are summarized below (in thousands):

Condensed Balance Sheet information
	March 31, 2015	December 31, 2014
Current assets	$120,853	$112,609
Non-current assets	144,334	145,828
	$265,187	$258,437

Current liabilities	$70,324	$60,825
Non-current liabilities	67,729	68,806
Stockholders' equity	127,134	128,806
	$265,187	$258,437

Condensed Results of Operations (1)
	Three months ended March 31, 2015
Net revenue	$67,788
Gross profit	18,783
Operating income	1,539
Net income	$770

(1)
The results of operations for FOX for the period from January 1, 2014 to March 31, 2014 are included in the results of operations of the Company in the accompanying condensed consolidation statements of income as FOX did not become accounted for as an equity method investment until July 10, 2014, the date that the Company's ceased holding a majority ownership interest in FOX.

Note F — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Machinery and equipment	$132,940	$127,035
Office furniture, computers and software	13,454	12,322
Leasehold improvements	9,447	10,419
Buildings and land	23,463	25,271
	179,304	175,047
Less: accumulated depreciation	(65,691)	(59,176)
Total	$113,613	$115,871
Depreciation expense was $6.5 million and $4.6 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

Inventory
Inventory is comprised of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Raw materials and supplies	$46,742	$49,727
Work-in-process	12,262	10,632
Finished goods	63,412	59,442
Less: obsolescence reserve	(8,250)	(8,587)
Total	$114,166	$111,214

Note G — Goodwill and Other Intangible Assets

As a result of acquisitions in prior years, the Company has significant intangible assets on its balance sheet that include goodwill and indefinite-lived intangibles (primarily trade names). Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Indefinite lived intangible assets are not amortized unless their useful life is determined to be finite. Long-lived intangible assets are subject to amortization using the straight-line method. The Company’s goodwill and indefinite-lived intangibles are tested and reviewed for impairment annually as of March 31st or more frequently if facts and circumstances warrant by comparing the fair value of each reporting unit to its carrying value. Each of the Company’s businesses represents a reporting unit, except Arnold, which comprises three reporting units.

Goodwill

2015 Interim goodwill impairment testing
In January 2015, one of Tridien's largest customer's informed the company that they would not renew their existing purchase agreement when it expires on September 30, 2015. This customer represented 20% of Tridien's sales in 2014. The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived intangible asset impairment analysis. The result of the first step of the impairment test indicated that the fair value of Tridien was less than its carrying value; therefore, it was necessary to perform the second step of the impairment test. The Company estimated the fair value of the Tridien reporting unit using a weighted average of an income and market approach. The income approach was based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital ("WACC") of 15.7%. The market approach was based on earnings multiple data and guideline public companies. Based on the second step of the impairment test, the Company concluded on a preliminary basis that the implied fair value of goodwill for Tridien was less than its carrying amount, resulting in impairment of the carrying amount of Tridien's goodwill of $8.9 million as of January 31, 2015. The Company expects to complete the interim goodwill impairment testing of Tridien during the three months ended June 30, 2015.

2015 Annual goodwill impairment testing
The Company uses a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step evaluation including, in part, the macroeconomic environment, industry and market specific conditions, financial performance, operating costs and cost impacts, as well as issues or events specific to the reporting unit. The Company is currently in the process of evaluating the qualitative factors of each reporting unit to determine if the fair values of the reporting units exceed their respective carrying values for the 2015 annual goodwill impairment testing. The Company determined that Liberty and two of Arnold’s three reporting units, Precision Magnets and Assemblies ("PMAG") and Flexible Magnets ("Flexmag"), required further quantitative testing (Step 1) since the Company could not conclude that the fair value of the Liberty and the two Arnold reporting units exceeded their carrying values based solely on qualitative factors.

A reconciliation of the change in the carrying value of goodwill for the three months ended March 31, 2015 and the year ended December 31, 2014, is as follows (in thousands):

	Three months ended March 31, 2015	Year ended December 31, 2014
Beginning balance:
Goodwill	$412,083	$299,514
Accumulated impairment losses	(52,903)	(52,903)
	359,180	246,611
Impairment losses (1)	(8,907)	—
Acquisition of businesses (2)	—	157,864
Adjustments to purchase accounting (3)	1,223	—
Deconsolidation of subsidiary (4)	—	(45,295)
Total adjustments	(7,684)	112,569
Ending balance:
Goodwill	413,306	412,083
Accumulated impairment losses	(61,810)	(52,903)
	$351,496	$359,180

(1)	Impairment loss relates to the impairment of the Tridien goodwill during the quarter ended March 31, 2015.

(2)
Acquisition of businesses relates to the acquisition of Clean Earth in August 2014, SternoCandleLamp in October 2014 and the add-on acquisition of Sport Truck by FOX in March 2014. The $12.0 million of goodwill from the Sport Truck acquisition is included in the amount of $45.3 million that was deconsolidated during the year ended December 31, 2014.

(3)
The $1.2 million in purchase accounting adjustments relate to adjustments made to the final purchase price allocation for Clean Earth during the first quarter of 2015 to record deferred tax amounts based on the state tax rate in effect for the state in which each of the intangible assets is utilized ($1.0 million), and adjustments to the purchase price allocation of AES during the first quarter of 2015 ($0.2 million).

(4)
As a result of the sale of the shares by the Company in the FOX Secondary Offering, the Company’s ownership interest in FOX decreased to approximately 41%, which resulted in the deconsolidation of the FOX operating segment in the Company’s consolidated financial statements effective July 10, 2014.

Other intangible assets
2015 Annual indefinite lived impairment testing
The Company uses a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. The Company is currently in the process of evaluating the qualitative factors of each reporting unit that maintains indefinite lived intangible assets in connection with the annual impairment testing for 2015. Preliminary results of the qualitative analysis indicate that the carrying value of the Company’s indefinite lived intangible assets did not exceed their fair value. The Company expects to conclude on the indefinite-lived intangible asset impairment testing during the second quarter of 2015.

Other intangible assets are comprised of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014	Weighted Average Useful Lives
Customer relationships	$266,976	$266,976	12
Technology and patents	56,731	56,731	8
Trade names, subject to amortization (1)	24,722	7,595	17
Licensing and non-compete agreements	7,856	7,856	5
Permits and airspace	98,406	98,406	13
Distributor relations and other	606	606	5
	455,297	438,170
Accumulated amortization:
Customer relationships	(81,886)	(75,813)
Technology and patents	(28,570)	(26,906)
Trade names, subject to amortization	(3,505)	(3,763)
Licensing and non-compete agreements	(7,603)	(7,499)
Permits and airspace	(5,535)	(3,104)
Distributor relations and other	(606)	(606)
Total accumulated amortization	(127,705)	(117,691)
Trade names, not subject to amortization (1)	149,625	166,741
Total intangibles, net	$477,217	$487,220

(1) The trade name for Clean Earth was determined to be subject to amortization, resulting in a reclass from trade names not subject to amortization during the first quarter of 2015 as part of the finalization of the purchase price allocation for Clean Earth.
Amortization expense related to intangible assets was $10.0 million and $7.3 million for the three months ended March 31, 2015 and 2014, respectively. Estimated charges to amortization expense of intangible assets over the next five years, is as follows (in thousands):

April 1, 2015 through Dec. 31, 2015	$30,442
2016	38,368
2017	35,451
2018	32,974
2019	31,556
$168,791

Note H — Debt

2014 Credit Agreement

On June 6, 2014, the Company obtained a $725 million credit facility from a group of lenders (the “2014 Credit Facility”) led by Bank of America N.A. as Administrative Agent. The 2014 Credit Facility provides for (i) a revolving credit facility of $400 million (the “2014 Revolving Credit Facility”) and (ii) a $325 million term loan (the “2014 Term Loan Facility”). The 2014 Credit Facility permits the Company to increase the 2014 Revolving Credit Facility commitment and/ or obtain additional term loans in an aggregate of up to $200 million. The 2014 Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries.

2014 Revolving Credit Facility

The 2014 Revolving Credit Facility will become due in June 2019. The Company can borrow, prepay and reborrow principal under the 2014 Revolving Credit Facility from time to time during its term. Advances under the 2014 Revolving Credit Facility can be either LIBOR rate loans or base rate loans. LIBOR rate revolving loans bear interest at a rate per annum equal to the London Interbank Offered Rate (the “LIBOR Rate”) plus a margin ranging from 2.00% to 2.75% based on the ratio of consolidated net indebtedness to adjusted consolidated earnings before interest expense, tax expense and depreciation and amortization expenses (the “Consolidated Leverage Ratio”). Base rate revolving loans bear interest at a fluctuating rate per annum equal to the greatest of (i) the prime rate of interest, or (ii) the Federal Funds Rate plus 0.50% (the “Base Rate”), plus a margin ranging from 1.00% to 1.75% based upon the Consolidated Leverage Ratio.

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

Debt Issuance Costs

In connection with entering into the 2014 Credit Facility in which the loan syndication consisted of previous members of the syndicate under the 2011 Credit Facility who either maintained or increased their position as well as new syndication members, the debt issuance costs associated with the 2011 Credit Facility and the 2014 Credit Facility have been classified as either debt modification costs which have been capitalized and will be amortized over the term of the 2014 Credit Facility, or debt extinguishment costs which have been recorded as an expense in the accompanying condensed consolidated statement of operations. The Company paid debt issuance costs of $7.3 million in connection with the 2014 Credit Facility (of which $0.2 million was expensed as debt modification and extinguishment costs and $7.1 million is being amortized over the term of the related debt in the 2014 Credit Facility) and recorded additional debt modification and extinguishment costs of $2.1 million to write-off previously capitalized debt issuance costs.

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

Availability under the 2014 Revolving Credit Facility was approximately $206.6 million at March 31, 2015. Letters of credit outstanding at March 31, 2015 totaled approximately $4.4 million. At March 31, 2015, the Company was in compliance with all covenants as defined in the 2014 Credit Facility.
The following table provides the Company’s debt holdings at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Revolving Credit Facility	$189,000	$169,725
Term Loan	322,563	323,375
Original issue discount	(4,136)	(4,303)
Total debt	$507,427	$488,797
Less: Current portion, term loan facilities	(3,250)	(3,250)
Long term debt	$504,177	$485,547

Note I — Derivative Instruments and Hedging Activities
On September 16, 2014, the Company purchased an interest rate swap (“New Swap”) with a notional amount of $220 million. The New Swap is effective April 1, 2016 through June 6, 2021, the termination date of the 2014 Term Loan. The agreement requires the Company to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At March 31, 2015 and December 31, 2014, this Swap had a fair value loss of $11.6 million and $7.4 million, respectively, principally reflecting the present value of future payments and receipts under the agreement.
On October 31, 2011, the Company purchased a three-year interest rate swap (the “Swap”) with a notional amount of $200 million effective January 1, 2014 through March 31, 2016. The agreement requires the Company to pay interest on the notional amount at the rate of 2.49% in exchange for the three-month LIBOR rate, with a floor of 1.5%. At March 31, 2015 and December 31, 2014, the Swap had a fair value loss of $2.0 million and $2.5 million, respectively.
At March 31, 2015 the Company's interest rate swaps had a fair value loss of $13.6 million, of which $2.0 million was included in current liabilities and $11.6 million was included in other non-current liabilities in the condensed consolidated balance sheet, with its periodic mark-to-market value reflected as a component of interest expense.
The Company did not elect hedge accounting for the above derivative transactions and as a result, periodic mark-to-market changes in fair value are reflected as a component of interest expense in the consolidated statement of operations.

Note J — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements at March 31, 2015
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Equity method investment - FOX	$231,767	$231,767	$—	$—
Liabilities:
Call option of noncontrolling shareholder (1)	(25)	—	—	(25)
Put option of noncontrolling shareholders (2)	(50)	—	—	(50)
Interest rate swaps	(13,648)	—	(13,648)	—
Total recorded at fair value	$218,044	$231,767	$(13,648)	$(75)

(1)	Represents a noncontrolling shareholder’s call option to purchase additional common stock in Tridien.

(2)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition.

	Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Equity method investment - FOX	$245,214	$245,214	$—	$—
Liabilities:
Call option of noncontrolling shareholder (1)	(25)	—	—	(25)
Put option of noncontrolling shareholders (2)	(50)	—	—	(50)
Interest rate swaps	(9,828)	—	(9,828)	—
Total recorded at fair value	$235,311	$245,214	$(9,828)	$(75)
Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1, 2015 through March 31, 2015 and from January 1, 2014 through March 31, 2014 are as follows (in thousands):

	2015	2014
Balance at January 1	$(75)	$(75)
Contingent consideration - Sport Truck (1)	—	(19,035)
Balance at March 31	$(75)	$(19,110)

(1)
As a result of the sale of the shares by the Company in the FOX Secondary Offering, the Company’s ownership interest in FOX decreased to approximately 41%, which resulted in the deconsolidation of the FOX operating segment in the Company’s consolidated financial statements effective July 10, 2014.

Valuation Techniques
The Company has not changed its valuation techniques in measuring the fair value of any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

2014 Term Loan
At March 31, 2015, the carrying value of the principal under the Company’s outstanding 2014 Term Loan, including the current portion, was $322.6 million, which approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company's net leverage ratio. The estimated fair value of the outstanding 2014 Term Loan is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 in the fair value hierarchy.

Nonrecurring Fair Value Measurements

The following table provides the assets carried at fair value measured on a non-recurring basis as of March 31, 2015. There were no assets carried at fair value measured on a non-recurring basis as of December 31, 2014.

					Expense
	Fair Value Measurements at March 31, 2015				Three months ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	March 31, 2015

Goodwill (1)	$7,855	$—	$—	$7,855	$8,907

(1) Represents the fair value of the goodwill at the Tridien business segment subsequent to the goodwill impairment charge recognized during the three months ended March 31, 2015. Refer to "Note G - Goodwill and Other Intangible Assets" for further discussion regarding the impairment and valuation techniques applied.

Note K — Stockholders’ Equity
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
Earnings per share
Prior to the termination of the Supplemental Put Agreement, basic and diluted earnings per share attributable to Holdings were calculated on a weighted average basis. Since the termination of the Supplemental Put Agreement, basic and diluted earnings per share is calculated using the two-class method which requires the Company to allocate participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.

Basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 is calculated as follows:

	Three months ended March 31,
	2015	2014
Net income (loss) attributable to Holdings	$(24,902)	$4,659
Less: Effect of contribution based profit - Holding Event	798	804
Net income from Holdings attributable to Trust shares	$(25,700)	$3,855
Basic and diluted weighted average shares outstanding	54,300	48,300
Net income (loss) per share - basic and fully diluted	$(0.47)	$0.08

Distributions

•	On January 29, 2015, the Company paid a distribution of $0.36 per share to holders of record as of January 22, 2015. This distribution was declared on January 8, 2015.

•	On April 29, 2015, the Company paid a distribution of $0.36 per share to holders of record as of April 22, 2015. This distribution was declared on April 9, 2015.

Note L — Warranties
The Company’s CamelBak, Ergobaby, Liberty and Tridien operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. A reconciliation of the change in the carrying value of the Company’s warranty liability for the three months ended March 31, 2015 and the year ended December 31, 2014 is as follows (in thousands):

	Three months ended March 31, 2015	Year ended December 31, 2014
Warranty liability:
Beginning balance	$2,540	$5,815
Accrual	243	3,025
Warranty payments	(282)	(2,420)
Deconsolidation of subsidiary (1)	—	(3,880)
Ending balance	$2,501	$2,540

Note M — Noncontrolling Interest

Noncontrolling interest represents the portion of the Company’s majority-owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of March 31, 2015 and December 31, 2014:

	% Ownership (1) March 31, 2015		% Ownership (1) December 31, 2014
	Primary	Fully Diluted	Primary	Fully Diluted
CamelBak	89.9	79.7	89.9	79.7
Ergobaby	81.0	74.2	81.0	74.3
Liberty	96.2	84.6	96.2	84.8
ACI	69.4	69.3	69.4	69.3
American Furniture	99.9	89.7	99.9	99.9
Arnold Magnetics	96.7	87.3	96.7	87.5
Clean Earth	97.9	86.2	97.9	86.2
SternoCandleLamp	100.0	91.3	100.0	91.7
Tridien	81.3	65.4	81.3	65.4

(1)	The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	March 31, 2015	December 31, 2014
CamelBak	$15,303	$14,932
Ergobaby	15,446	14,783
Liberty	2,648	2,547
ACI	1,534	790
American Furniture	260	260
Arnold Magnetics	1,982	1,950
Clean Earth	2,946	2,672
SternoCandleLamp	249	125
Tridien	1,070	2,744
Allocation Interests	100	100
	$41,538	$40,903

Note N — Income taxes
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

The reconciliation between the Federal Statutory Rate and the effective income tax rate for the three months ended March 31, 2015 and 2014 are as follows:

	Three months ended March 31,
	2015	2014
United States Federal Statutory Rate	(35.0)%	35.0%
Foreign and State income taxes (net of Federal benefits)	0.3	1.0
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	9.8	6.2
Effect of loss on equity method investment (2)	21.5	—
Impact of subsidiary employee stock options	0.5	0.4
Domestic production activities deduction	(0.8)	(2.4)
Effect of impairment expense	12.2	—
Non-recognition of NOL carryforwards at subsidiaries	5.1	(1.2)
Other	1.8	4.9
Effective income tax rate	15.4%	43.9%

(1)	The effective income tax rate for the three months ended March 31, 2015 and 2014 includes a significant loss at the Company's parent, which is taxed as a partnership.

(2)
The equity method investment in FOX is held at the Company's parent, which is taxed as a partnership, resulting in the gain or loss on the investment as a reconciling item in deriving the effective tax rate.

Note O — Defined Benefit Plan
In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $3.4 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at March 31, 2015. Net periodic benefit cost consists of the following for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Service cost	$162	$118
Interest cost	47	76
Expected return on plan assets	(49)	(198)
Net periodic benefit cost	$160	$(4)
During the three months ended March 31, 2015, per the terms of the pension agreement, Arnold contributed $0.1 million to the plan. For the remainder of 2015, the expected contribution to the plan will be approximately $0.5 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at March 31, 2015 were considered Level 3.

Note P - Commitments and Contingencies
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the sections entitled “Forward-Looking Statements” included elsewhere in this Quarterly Report as well as those risk factors discussed in the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014.
Overview
Compass Diversified Holdings, a Delaware statutory trust (“Holdings” or the “Trust”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company (the “Company”), was also formed on November 18, 2005. The Trust and the Company (collectively “CODI”) were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The Trust is the sole owner of 100% of the Trust Interests, as defined in our LLC Agreement, of the Company. Pursuant to the LLC Agreement, the Trust owns an identical number of Trust Interests in the Company as exist for the number of outstanding shares of the Trust. Accordingly, our shareholders are treated as beneficial owners of Trust Interests in the Company and, as such, are subject to tax under partnership income tax provisions. The Company is the operating entity with a board of directors whose corporate governance responsibilities are similar to that of a Delaware corporation. The Company’s board of directors oversees the management of the Company and our businesses and the performance of Compass Group Management LLC (“CGM” or our “Manager”). Certain persons who are employees and partners of our Manager receive a profit allocation as owners of 58.8% of the Allocation Interests in us, as defined in our LLC Agreement.
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

2015 Outlook

Middle market deal flow in the three months ended March 31, 2015 increased relative to 2014, both in terms of quantity and quality, in part due to attractive valuations for sellers. High valuation levels continue to be driven by the availability of debt capital with favorable terms and financial and strategic buyers seeking to deploy available equity capital.

Results of Operations
We were formed on November 18, 2005 and acquired our existing businesses (segments) as follows:

May 16, 2006	August 1, 2006	August 31, 2007	March 31, 2010	September 16, 2010

Advanced Circuits	Tridien	American Furniture	Liberty Safe	Ergobaby

August 24, 2011	March 5, 2012	August 26, 2014	October 10, 2014

CamelBak	Arnold Magnetics	Clean Earth	SternoCandleLamp

In the following results of operations, we provide (i) our actual consolidated results of operations for the three months ended March 31, 2015 and 2014, which includes the historical results of operations of our businesses (operating segments) from the date of acquisition and (ii) comparative results of operations for each of our businesses on a stand-alone basis for the three months ended March 31, 2015 and 2014. On July 10, 2014 our ownership interest in FOX decreased to 41% and as a result, beginning July 10, 2014 FOX no longer met the requirements for inclusion in our consolidated Results of Operations.

In the table below we remove the results of operations of FOX that are included in our historical condensed consolidated results of operations through July 10, 2014, in order to provide a meaningful comparison of the combined results of operations of our majority-owned businesses for the three month periods ended March 31, 2015 and 2014.
Consolidated Results of Operations – Compass Diversified Holdings and Compass Group Diversified Holdings LLC

(in thousands)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	Consolidated Results of Operations	Consolidated Results of Operations	Less: FOX (three months)	Consolidated Results less FOX

Net sales	$257,271	$246,048	$56,108	$189,940
Cost of sales	185,355	169,696	39,091	130,605
Gross profit	71,916	76,352	17,017	59,335
Selling, general and administrative expense	44,028	46,173	10,909	35,264
Fees to manager	6,858	4,735	—	4,735
Amortization of intangibles	10,013	7,349	1,361	5,988
Impairment expense	8,907	—	—	—
Operating income	$2,110	$18,095	$4,747	$13,348

Net sales
On a consolidated basis, net of FOX, net sales for the three months ended March 31, 2015 increased by approximately $67.3 million or 35.4%.  Our acquisitions of Clean Earth and SternoCandleLamp in August and October 2014, respectively, contributed $63.7 million of the total increase. During the three months ended March 31, 2015 compared to 2014, we also saw notable sales increases at American Furniture ($6.1 million), and Ergobaby ($1.1 million) offset in part by decreased sales at Liberty Safe ($3.0 million) and CamelBak ($1.8 million). Refer to “Results of Operations - Our Businesses” for a more detailed analysis of net sales by business segment.

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

Cost of sales
On a consolidated basis, net of FOX, cost of sales increased approximately $54.8 million during the three month period ended March 31, 2015, compared to the corresponding period in 2014. The 2014 acquisitions had cost of sales of $50.2 million during the three months ended March 31, 2015. Gross profit as a percentage of sales was approximately 28.0% in the three months ended March 31, 2015 compared to 31.2% in 2014. Refer to “Results of Operations - Our Businesses” for a more detailed analysis of cost of sales by business segment.

Selling, general and administrative expense
On a consolidated basis, net of FOX, selling, general and administrative expense increased approximately $8.8 million during the three month period ended March 31, 2015, compared to the corresponding period in 2014. The increase in expenses in the 2015 quarter compared to 2014 is principally the result of including the expenses from our 2014 acquisitions ($9.0 million). Refer to “Results of Operations - Our Businesses” for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, selling, general and administrative expense increased $0.1 million in the three months ended March 31, 2015, compared to the same period in 2014.

Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended March 31, 2015, we incurred approximately $6.9 million in expense for these fees compared to $4.7 million for the corresponding period in 2014. The $2.1 million increase in the three months ended March 31, 2015 is principally due to the increase in consolidated net assets resulting from the acquisitions of Clean Earth and SternoCandleLamp during the third and fourth quarter of 2014.

Impairment expense

In January 2015, one of Tridien's largest customers informed the Company that they would not renew their purchase agreement when it expires on September 30, 2015. This customer represented 20% of Tridien's sales in 2014. The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived asset impairment analysis which resulted in impairment of the Tridien goodwill of $8.9 million during the first quarter of 2015.

Results of Operations — Our Businesses

We categorize the businesses we own into two separate groups of businesses (i) branded products businesses and, (ii) niche industrial businesses. Branded products businesses are characterized as those businesses that we believe capitalize on a valuable brand name in their respective market sector. We believe that our branded products businesses are leaders in their particular category. Niche industrial businesses are characterized as those businesses that focus on manufacturing, servicing and selling particular products within a specific market sector. We believe that our niche industrial businesses are leaders in their specific market sector.

The following discussion reflects a comparison of the historical results of operations of each of our businesses for the three month periods ending March 31, 2015 and March 31, 2014 on a stand-alone basis. For the 2014 acquisitions, the following discussion reflects pro forma results of operations for the three months ended March 31, 2014 as if we had acquired the businesses on January 1, 2014. Where appropriate, relevant pro forma adjustments are reflected as part of the historical operating results. We believe this is the most meaningful comparison of the operating results for each of our business segments. The following results of operations at each our businesses are not necessarily indicative of the results to be expected for a full year.

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
Results of Operations
The table below summarizes the income from operations data for CamelBak for the three month periods ended March 31, 2015 and March 31, 2014.

	Three months ended
(in thousands)	March 31, 2015	March 31, 2014
Net sales	$36,922	$38,770
Cost of sales	21,690	21,865
Gross profit	15,232	16,905
Selling, general and administrative expense	8,578	8,747
Fees to manager	125	125
Amortization of intangibles	2,178	2,178
Income from operations	$4,351	$5,855
Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Net sales
Net sales for the three months ended March 31, 2015 were approximately $36.9 million, a decrease of $1.8 million, or 4.8%, compared to the same period in 2014. The decrease in net sales is a result of a decrease in gross sales in Hydration systems ($2.6 million), offset in part by an increase in gross sales in Bottles ($0.8 million), and Accessories ($0.4 million). The increase in Bottle sales during the three months ended March 31, 2015 compared to the same period in 2014 is primarily attributable to an increase in international and domestic bottle sales including, eddyTM, the Podium line of insulated bottles, Chute, an ergonomic high-flow water bottle, and the continued expansion in its customer base, including new and existing customers, for all existing product lines. The decrease in sales of Hydration systems during the three months ended March 31, 2015 compared to 2014 is due to the timing of shipments for certain pack models, reduced military demand due to troop downsizing and reduced inventory available for sale due to the West Coast port congestion in the United States.

Sales of Hydration systems and Bottles represented approximately 86% of gross sales for the three months ended March 31, 2015 compared to 87% for the same period in 2014. Military sales were approximately 19% of gross sales for the three months ended March 31, 2015 compared to 20% for the same period in 2014. International sales were approximately 26% of gross sales for the both the three months ended March 31, 2015 and 2014. The decrease in Military sales is attributable to the decrease in demand as a result of the drawdown of U.S. combat troops.

Cost of sales
Cost of sales for the three months ended March 31, 2015 was approximately $21.7 million compared to approximately $21.9 million in the same period of 2014. Gross profit as a percentage of sales decreased to 41.3% for the quarter ended March 31, 2015 from 43.6% in the quarter ended March 31, 2014. The decrease is principally attributable to the strengthening of the U.S. dollar versus the Euro and the British Pound, as well as increased freight costs due to expediting shipments via air freight to mitigate the impact of the West Coast port congestion.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2015 decreased to approximately $8.6 million or 23.2% of net sales compared to $8.7 million or 22.6% of net sales for the same period of 2014. This decrease is primarily attributable to the reduction in sales for the 2015 quarter as compared to the same period in 2014.

Income from operations
Income from operations for the three months ended March 31, 2015 was approximately $4.4 million, a decrease of $1.5 million when compared to the same period in 2014, based on the factors described above.

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
Results of Operations
The table below summarizes the income from operations data for Ergobaby for the three month periods ended March 31, 2015 and March 31, 2014.

	Three months ended
(in thousands)	March 31, 2015	March 31, 2014
Net sales	$20,668	$19,572
Cost of sales	7,155	7,182
Gross profit	13,513	12,390
Selling, general and administrative expense	7,339	7,179
Fees to manager	125	125
Amortization of intangibles	643	755
Income from operations	$5,406	$4,331

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Net sales
Net sales for the three months ended March 31, 2015 were $20.7 million, an increase of $1.1 million or 5.6% compared to the same period in 2014. During the three months ended March 31, 2015, international sales were approximately $11.0 million, representing a decrease of $0.1 million over the corresponding period in 2014. International baby carrier and accessory sales decreased by approximately $0.4 million, offset by an increase in international infant travel systems sales of approximately $0.3 million. Domestic sales were $9.7 million in the first quarter of 2015 reflecting an increase of $1.2 million over the corresponding period in 2014. The growth in domestic sales in the first quarter of 2015 compared to the same period in 2014 is attributable to increased sales of baby carrier and accessories ($2.7 million) to national and specialty retail accounts, offset by a decrease in domestic revenues for infant travel systems and accessories ($1.4 million). The increase in baby carrier sales was attributable to the demand for the Ergobaby’s 360 four position carrier, which was launched in April 2014. The decrease in infant travel systems and accessories sales was primarily attributable to higher revenues in the three month period ended March 31, 2014 in which Ergobaby launched the new Orbit Baby G3 infant travel system, which includes stroller bases, various seats and accessories, into the domestic market These launch orders were higher than the subsequent reorder revenues. Baby carriers and accessories represented 85.5% of sales in the three months ended March 31, 2015 compared to 78.8% in the same period in 2014.

Cost of sales
Cost of sales was approximately $7.2 million for both the three months ended March 31, 2015 and March 31, 2014. The increase in gross profit was primarily attributable to higher sales compared to the prior period. Gross profit as a percentage of sales was 65.4% for the quarter ended March 31, 2015 compared to 63.3% for the same period in 2014. The 210 basis point increase is primarily attributable to a higher percentage of domestic sales and to product sales mix, with a larger percentage of higher margin baby carrier sales as compared to the prior period.

Selling, general and administrative expenses
Selling, general and administrative expense for the three months ended March 31, 2015 increased to approximately $7.3 million or 35.5% of net sales compared to $7.2 million or 36.7% of net sales for the same period of 2014. The $0.2 million increase in the three months ended March 31, 2015 compared to the same period in 2014 was primarily attributable to increases in employee related costs due to increased headcount, an increase in variable distribution expenses due to higher domestic revenues, and an increase in rent expenses as a result of a new office lease.

Income from operations
Income from operations for the three months ended March 31, 2015 increased $1.1 million, to $5.4 million, compared to $4.3 million for the same period of 2014, based on the factors described above.

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

Results of Operations
The table below summarizes the income from operations data for Liberty Safe for the three month periods ended March 31, 2015 and March 31, 2014.

	Three months ended
(in thousands)	March 31, 2015	March 31, 2014
Net sales	$25,853	$28,895
Cost of sales	20,083	22,895
Gross profit	5,770	6,000
Selling, general and administrative expense	3,261	3,210
Fees to manager	125	125
Amortization of intangibles	980	955
Income from operations	$1,404	$1,710

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Net sales
Net sales for the quarter ended March 31, 2015 decreased approximately $3.0 million or 10.5% compared to the corresponding quarter ended March 31, 2014. Non-Dealer sales were approximately $14.6 million in the three months ended March 31, 2015 compared to $16.9 million for the three months ended March 31, 2014 representing a decrease of $2.3 million or 13.6%. Dealer sales totaled approximately $11.2 million in the three months ended March 31, 2015 compared to $12.0 million in the same period in 2014, representing a decrease of $0.8 million or 6.7%. The higher level of first quarter 2014 sales reflects increased consumer demand resulting from consumer concerns of more restrictive gun control legislation during 2013 and the first few months of 2014. The increased consumer demand for gun safes began to subside towards the end of the first quarter of 2014, resulting in Liberty reducing production output levels as their customers had excess level of inventories on hand. Although Liberty's customer orders have continued to increase throughout the first quarter of 2015, their production output capabilities did not return to the level of the first quarter of 2014 until late March 2015, resulting in the lower sales despite a significant increase in backlog in the first quarter of 2015 as compared to the same quarter in the prior period. Liberty Safe’s sales backlog was approximately $12.1 million at March 31, 2015 compared to approximately $7.5 million at March 31, 2014.

Cost of sales
Cost of sales for the three months ended March 31, 2015 decreased approximately $2.8 million when compared to the same period in 2014. Gross profit as a percentage of net sales totaled approximately 22.3% and 20.8% for the quarters ended March 31, 2015 and March 31, 2014, respectively. The increase in gross profit as a percentage of sales during the three months ended March 31, 2015 compared to the same period in 2014 is attributable primarily to favorable cost variances as a result of improved labor efficiencies, as well as the effect of a price increase implemented in the first quarter of 2015.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2015 increased to approximately $3.3 million or 12.6% of net sales compared $3.2 million or 11.1% of net sales for the same period of 2014. The $0.1 million increase is primarily attributable to a higher level of dealer co-op advertising and certain administrative expenses during the three months ended March 31, 2015.

Income from operations
Income from operations decreased $0.3 million during the three-months ended March 31, 2015 to $1.4 million compared to $1.7 million during the same period in 2014, principally as a result of the decrease in sales, as described above.

Niche Industrial Businesses
Advanced Circuits
Overview
Advanced Circuits is a provider of small-run, quick-turn and volume production PCBs to customers throughout the United States. Collectively, small-run and quick-turn PCBs represented approximately 55% of Advanced Circuits’ gross revenues in 2014. Small-run and quick-turn PCBs typically command higher margins than volume production PCBs given that customers require high levels of responsiveness, technical support and timely delivery of small-run and quick-turn PCBs and are willing to pay a premium for them. Advanced Circuits is able to meet its customers’ demands by manufacturing custom PCBs in as little as 24 hours, while maintaining over 98.0% error-free production rates and real-time customer service and product tracking 24 hours per day.
We purchased a controlling interest in Advanced Circuits on May 16, 2006.
Results of Operations
The table below summarizes the income from operations data for Advanced Circuits for the three month periods ended March 31, 2015 and March 31, 2014.

	Three months ended
(in thousands)	March 31, 2015	March 31, 2014
Net sales	$21,418	$20,862
Cost of sales	11,867	11,181
Gross profit	9,551	9,681
Selling, general and administrative expense	3,446	3,387
Fees to manager	125	125
Amortization of intangibles	259	767
Income from operations	$5,721	$5,402

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Net sales
Net sales for the three months ended March 31, 2015 increased approximately $0.6 million to $21.4 million as compared to the three months ended March 31, 2014. During the three months ended March 31, 2015 gross sales in long lead time PCBs and assembly sales increased $0.9 million, offset partially by a decrease in gross sales of quick-turn production and small-run PCBs when compared to the three months ended March 31, 2014. Sales from quick-turn and small-run PCBs represented approximately 54.2% of gross sales in the first quarter of 2015 compared to 56.9% during the same period of 2014.

Cost of sales
Cost of sales for the three months ended March 31, 2015 increased approximately $0.7 million compared to the comparable period in 2014. Gross profit as a percentage of sales decreased 180 basis points during the three months ended March 31, 2015 (44.6% at March 31, 2015 compared to 46.4% at March 31, 2014) primarily as a result of sales mix.

Selling, general and administrative expense
Selling, general and administrative expenses were approximately $3.4 million in both the three months ended March 31, 2015 and 2014. Selling, general and administrative expenses represented 16.1% of net sales for the three months ended March 31, 2015 compared to 16.2% of net sales in the prior year period.

Income from operations
Income from operations for the three months ended March 31, 2015 was approximately $5.7 million compared to $5.4 million in the same period in 2014, an increase of approximately $0.3 million, principally as a result of the factors described above.

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
Results of Operations
The table below summarizes the income (loss) from operations data for American Furniture for the three month periods ended March 31, 2015 and March 31, 2014.

	Three months ended
(in thousands)	March 31, 2015	March 31, 2014
Net sales	$40,925	$34,840
Cost of sales	36,810	31,376
Gross profit	4,115	3,464
Selling, general and administrative expense	2,426	2,331
Fees to manager	—	—
Amortization of intangibles	13	13
Income from operations	$1,676	$1,120

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Net sales
Net sales for the three months ended March 31, 2015 increased approximately $6.1 million, or 17.5% over the corresponding three months ended March 31, 2014. During the three months ended March 31, 2015, stationary product gross sales increased by approximately $3.4 million and motion and recliner product gross sales increased approximately $2.7 million compared to the same period in 2014. This increase in sales for both product lines is principally attributable to a combination of increases in average unit price and an increase in the number of orders received from, and amount of products shipped to, American Furniture’s top twenty-five customers.

Cost of sales
Cost of sales increased approximately $5.4 million in the three months ended March 31, 2015 compared to the same period of 2014. Gross profit as a percentage of sales was 10.1% in the three months ended March 31, 2015 compared to 9.9% for the same period in 2014. A favorable sales mix enabled gross margins to increase in the 2015 quarter. In addition, AFM experienced positive overhead absorption variances and favorable volume variances as a result of the increase in production levels during the first quarter of 2015.

Selling, general and administrative expense
Selling, general and administrative expense was $2.4 million for the three months ended March 31, 2015 as compared to $2.3 million in the same period of 2014. Selling, general and administrative costs as a percentage of sales were 5.9% in the first quarter of 2015 compared to 6.7% in 2014.

Income from operations
Income from operations was $1.7 million for the three months ended March 31, 2015 compared to $1.1 million in the three months ended March 31, 2014, an increase of $0.6 million, principally due to the factors described above.

Arnold Magnetics
Overview
Founded in 1895 and headquartered in Rochester, New York, Arnold Magnetics is a manufacturer of engineered, application specific permanent magnets. Arnold products are used in applications such as general industrial, reprographic systems, aerospace and defense, advertising and promotional, consumer and appliance, energy, automotive and medical technology. Arnold is the largest U.S. manufacturer of engineered magnets as well as only one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. Arnold operates a 70,000 sq. ft. manufacturing assembly and distribution facility in Rochester, New York with nine additional facilities worldwide, in countries including the United Kingdom, Switzerland and China. Arnold serves customers via three primary product sectors:

•
Permanent Magnet and Assemblies and Reprographics (“PMAG”) (approximately 72% of net sales) – High performance magnets for precision motor/generator sensors as well as beam focusing applications and reprographic applications;

•	Flexmag (approximately 20% of net sales) – Flexible bonded magnets for advertising, consumer and industrial applications; and

•	Precision Thin Metals (approximately 8% of net sales) – Ultra thin metal foil products utilizing magnetic and non- magnetic alloys.
On March 5, 2012, we made loans to and purchased a controlling interest in Arnold for approximately $131 million, representing approximately 96.6% of the equity in Arnold Magnetics.
Results of Operations
The table below summarizes the income from operations data for Arnold Magnetics for the three month periods ended March 31, 2015 and March 31, 2014.

	Three months ended
(in thousands)	March 31, 2015	March 31, 2014
Net sales	$31,188	$30,679
Cost of sales	24,180	23,433
Gross profit	7,008	7,246
Selling, general and administrative expense	4,248	4,823
Fees to manager	125	125
Amortization of intangibles	881	874
Income from operations	$1,754	$1,424

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Net sales
Net sales for the three months ended March 31, 2015 were approximately $31.2 million, an increase of $0.5 million compared to the same period in 2014. The increase in net sales is a result of an increase in net sales in the Precision Thin Metals sector ($1.3 million), offset by a decrease in sales in the PMAG ($0.8 million) and Flexmag ($0.1 million) product sectors. PMAG sales represented approximately 72% of net sales for the three months ended March 31, 2015 compared to 76% for the three months ended March 31, 2014. The decrease in PMAG sales during the three months ended March 31, 2015 compared to the same period in 2014 is principally attributable to lower reprographic application sales and a softening of the oil and gas industry, which are components of PMAG. The decrease in Flexmag sales is the result of reduced customer demand during the quarter. The increase in Precision Thin Metals sales is attributable to positive steps taken over the last year by management to identify new customers and applications.

International sales were $12.4 million during the three months ended March 31, 2015 compared to $14.3 million during the same period in 2014, a decrease of $1.9 million or 13.3%. The decrease in international sales is due to a decrease in sales in the PMAG sector as noted above.

Cost of sales
Cost of sales for the three months ended March 31, 2015 were approximately $24.2 million compared to approximately $23.4 million in the same period of 2014. Gross profit as a percentage of sales decreased from 23.6% for the quarter ended March 31, 2014 to 22.5% in the quarter ended March 31, 2015. The decrease is principally attributable to decreased margins in the PMAG sector due to volume reductions, offset in part by an increase in margin in the Flexmag and Precision Thin Metals sectors. The increase in margins in the Flexmag and Precision Thin Metals sector are due to a more favorable customer/product sales mix during the three months ended March 31, 2015 compared to the same period in 2014, as well as the positive impact of new customers and applications and increased production efficiencies in the Precision Thin Metals sector.

Selling, general and administrative expense
Selling, general and administrative expense in the three month period ended March 31, 2015 was $4.2 million as compared to approximately $4.8 million for the three months ended March 31, 2014. The decrease in expense is primarily attributable to headcount reduction implemented during the first and third quarter of 2014, which reduced the employee related expenses incurred in the three months ended March 31, 2015 as compared to the prior year.

Income from operations
Income from operations for the three months ended March 31, 2015 was approximately $1.8 million, an increase of $0.3 million when compared to the same period in 2014, principally as a result of the factors described above.

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

Results of Operations and Pro forma Results of Operations
The table below summarizes the income from operations data for Clean Earth for the three month period ended March 31, 2015 and the pro forma income from operations data for the three month period ended March 31, 2014.

	Three months ended
(in thousands)	March 31, 2015	March 31, 2014
		(Pro forma)
Service revenues	$35,129	$30,942
Cost of services (a)	27,823	23,204
Gross profit	7,306	7,738
Selling, general and administrative expense (b)	5,432	4,240
Fees to manager (c)	125	125
Amortization of intangibles (d)	3,303	2,881
Income (loss) from operations	$(1,554)	$492

Pro-forma results of operations of Clean Earth for the three months ended March 31, 2014 include the following pro-forma adjustments, applied to historical results as if we acquired Clean Earth on January 1, 2014:

(a) Cost of services was increased $0.3 million for the three months ended March 31, 2014 for additional depreciation expense associated the fair value step up of property, plant and equipment, resulting from the purchase price allocation in connection with our acquisition.

(b) Selling, general and administrative costs were increased by approximately $0.2 million in the three months ended March 31, 2014 representing an adjustment for additional expense related to stock options issued to management.

(c) Represents management fees that would have been payable to the Manager in the three months ended March 31, 2014.

(d) Represents an increase in amortization of intangible assets totaling $2.5 million in the three month period ended March 31, 2014 for additional amortization expense associated with the fair value step up of intangible assets resulting from the purchase price allocation in connection with our acquisition.

Three months ended March 31, 2015 compared to the pro forma three months ended March 31, 2014.

Service revenues
Service revenues for the three months ended March 31, 2015 were approximately $35.1 million, an increase of $4.2 million or 13.5% compared to the same period in 2014. The increase in service revenues is principally the result of the Clean Earth’s December 2014 acquisition of all of the assets of American Environmental Services, Inc ("AES") which operates two RCRA Part B hazardous waste facilities, and growth at its existing RCRA Part B facility. For the three months ended March 31, 2015, contaminated soil volume increased 21% as compared to the same period last year principally attributable to increased commercial development activity in the Greater Washington, D. C. area. Revenue from dredged material decreased for the three months ended March 31, 2015 as compared to the same period in 2014 due to the timing of new bidding activity. Contaminated soils represented approximately 55% of net sales for the three months ended March 31, 2015 compared to 60% of net sales for the same period in 2014.

Cost of services
Cost of services for the three months ended March 31, 2015 were approximately $27.8 million compared to approximately $23.2 million in the same period of 2014. Gross profit as a percentage of sales decreased from 25.0% for the three month period ended March 31, 2014 to 20.8% for the same period ended March 31, 2015. The 420 basis points decrease in gross margin during the three months ended March 31, 2015 was primarily due to the mix of services provided during the quarter ended March 31, 2015 as compared to the prior year, with a reduction in revenue from dredge material as well as decreased margins from contaminated soils due to increased depreciation expense and equipment rental expense.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2015 increased to approximately $5.4 million or 15.5% of service revenues compared to $4.2 million or 13.7% of service revenues for the same period in 2014. The $1.2 million increase in selling, general and administrative expenses in the three months ended March 31, 2015 compared to 2014 is primarily attributable to the acquisition of AES in December 2014, increased stock compensation expense and integration services fees associated with the acquisition of Clean Earth, as well as compensation expense associated with increased employee headcount.

Amortization expense

Amortization expense for the three months ended March 31, 2015 was $3.3 million, an increase of $0.4 million compared to the three months ended March 31, 2014. The increase is due to additional amortization expense in 2015 from the AES acquisition ($0.2 million) and an increase in the amortization of airspace, which is recognized based on usage rather than over the estimated useful life of the asset.

Income (loss) from operations
Loss from operations for the three months ended March 31, 2015 was approximately $1.6 million as compared to income from operations of $0.5 million for the three months ended March 31, 2014, a decrease of $2.0 million, primarily as a result of those factors described above.

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
Results of Operations
The table below summarizes the income from operations data for SternoCandleLamp for the three months ended March 31, 2015 and the pro forma income from operations data for the three month period ended March 31, 2014.

	Three months ended
(in thousands)	March 31, 2015	March 31, 2014
		(Pro forma)
Net sales	$28,604	$29,677
Cost of sales	22,389	23,478
Gross Profit	6,215	6,199
Selling, general and administrative expenses	3,622	3,278
Management fees (a)	125	125
Amortization of intangibles (b)	812	1,504
Income from operations	$1,656	$1,292

Pro-forma results of operations of SternoCandleLamp for the three months ended March 31, 2014 include the following pro-forma adjustments, applied to historical results as if we acquired SternoCandleLamp on January 1, 2014:

(a) Represents management fees that would have been payable to the Manager in the three months ended March 31, 2014.

(b) Represents an increase in amortization of intangible assets totaling $1.0 million in the three months ended March 31, 2014 for additional amortization expense associated the fair value step up of intangible assets resulting from the purchase price allocation in connection with our acquisition.

Three months ended March 31, 2015 compared to the pro forma three months ended March 31, 2014.

Net sales
Net sales for the three months ended March 31, 2015 were approximately $28.6 million, a decrease of $1.1 million or 3.6% compared to the same period in 2014. The decrease in net sales is primarily a result of the timing of orders from one of SternoCandleLamp's larger customers, who placed a large order during the fourth quarter of 2014 prior to the implementation of an announced price increase that went into effect in 2015.

Cost of sales
Cost of sales for the three months ended March 31, 2015 were approximately $22.4 million compared to approximately $23.5 million in the same period of 2014. Gross profit as a percentage of sales increased from 20.9% for the three months ended March 31, 2014 to 21.7% for the same period ended March 31, 2015. The increase in gross margin during the three months ended March 31, 2015 primarily reflects greater labor and manufacturing efficiencies during the first quarter of 2015 as compared to the first quarter of 2014 as SternoCandleLamp continued to integrate the acquisition of Sterno by CandleLamp, which occurred in 2013.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2015 and 2014 was approximately $3.6 million and $3.3 million, respectively. The increase is primarily a result of integration services fees incurred during the three months ended March 31, 2015. Selling general and administrative expense represented 12.7% of net sales for the three months ended March 31, 2015 as compared to compared to 11.0% of net sales for the same period in 2014.

Income (loss) from operations
Income from operations for the year ended March 31, 2015 was approximately $1.7 million, an increase of $0.4 million when compared to the same period in 2014, as a result of those factors described above as well as a decrease in amortization expense as a result of the finalization of the purchase price allocation for SternoCandleLamp in the three months ended March 31, 2015.

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

Results of Operations
The table below summarizes the income from operations data for Tridien for the three and nine month periods ended March 31, 2015 and March 31, 2014

	Three months ended
(in thousands)	March 31, 2015	March 31, 2014
Net sales	$16,564	$16,321
Cost of sales	13,357	12,672
Gross profit	3,207	3,649
Selling, general and administrative expense	2,459	2,482
Fees to manager	88	87
Amortization of intangibles	445	445
Impairment expense	8,907	—
Income (loss) from operations	$(8,692)	$635

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Net sales
Net sales for the three months ended March 31, 2015 were approximately $16.6 million compared to approximately $16.3 million for the same period in 2014, an increase of $0.2 million or 1.5%. Sales of non-powered products (including patient positioning devices) totaled $13.9 million during the three months ended March 31, 2015 representing an increase of $1.0 million compared to the same period in 2014. Sales of powered products totaled $2.8 million during the three months ended March 31, 2015 representing a decrease of $0.8 million compared to the same period in 2014. The increase in non-powered product sales in the three months ended March 31, 2015 compared to the same period in 2014 is principally the result of increased sales to two of Tridien's largest customers. Reduced powered products sales in the three months ended March 31, 2015 compared to the same period in 2014 is principally the result of lower sales of private label and branded products.

Cost of sales
Cost of sales increased approximately $0.7 million for the three months ended March 31, 2015 compared to the same period in 2014. Gross profit as a percentage of sales was approximately 19.4% in the three month period ended March 31, 2015 compared to 22.4% in the same period of 2014. The decrease in gross profit as a percentage of sales was primarily due to an unfavorable product sales mix and higher raw material and production costs incurred during the three months ended March 31, 2015 compared to the same period in 2014.

Selling, general and administrative expense
Selling, general and administrative expense for both the three months ended March 31, 2015 and 2014 was approximately $2.5 million. There were no notable changes in the components of these costs during the current quarter.

Impairment expense

In January 2015, one of Tridien's largest customers informed the Company that they would not renew their purchase agreement when it expires on September 30, 2015. This customer represented 20% of Tridien's sales in 2014. The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived asset impairment analysis. The result of this impairment analysis (step 1) indicated that goodwill was impaired. The preliminary results of the step 2 impairment analysis resulted in a write down of goodwill of $8.9 million.

Income (loss) from operations
Income from operations was approximately $(8.7) million in the three months ended March 31, 2015 as compared to $0.6 million in the three months ended March 31, 2014, a decrease of $9.3 million due primarily to the goodwill impairment.

Liquidity and Capital Resources

The change in cash and cash equivalents is as follows:

	Three months ended
(in thousands)	March 31, 2015	March 31, 2014
Cash provided by (used in) operations	$3,287	$(6,040)
Cash used in investing activities	(5,160)	(46,416)
Cash (used in) provided by financing activities	(1,313)	25,838
Effect of exchange rates on cash and cash equivalents	(67)	11
Decrease in cash and cash equivalents	$(3,253)	$(26,607)

Cash Flow from Operating Activities

For the three months ended March 31, 2015, cash flows provided by operating activities totaled approximately $3.3 million, which represents a $9.3 million increase compared to the three month period ended March 31, 2014, which reflected cash used in operations of $6.0 million. This increase is principally the result of a decrease in cash used for working capital in the three months ended March 31, 2015 as compared to the same period in 2014 ($10.0 million). Although cash used to pay short term working capital liabilities such as accounts payable and accrued expenses was $18.0 million higher in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, this was offset by a $28.5 million reduction in cash used for working capital assets in the first quarter of 2015 versus the first quarter of 2014. This variance reflects seasonal spending by FOX in 2014 which is not reflected in 2015 after the deconsolidation of FOX during the third quarter of 2014, and the investment in Clean Earth which does not require working capital investment in inventory.

Cash Flow from Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2015 totaled approximately $5.2 million, compared to $46.4 million used in investing activities in the same period of 2014. The 2014 investing activities include FOX’s acquisition of Sport Truck ($41.0 million) and an add-on acquisition at Liberty, which comprise the majority of cash used in investing activities in the first quarter of 2014. Capital expenditures in the three months ended March 31, 2015 were $4.8 million as compared to $3.6 million during the three months ended March 31, 2014, with the increase primarily due to capital expenditures at our 2014 acquisitions, Clean Earth and SternoCandleLamp.

Cash Flow from Financing Activities

Cash flows used in financing activities totaled approximately $1.3 million during the three months ended March 31, 2015 principally reflecting payment of our shareholder distribution ($19.5 million) offset by net borrowings under the 2014 Credit Facility ($18.5 million). Cash flows provided by financing activities during the three months ended March 31, 2014 were approximately $25.8 million principally reflecting borrowings by FOX to finance their acquisition of Sport Truck ($42.0 million) offset in part by our shareholder distribution ($17.4 million).

At March 31, 2015, we had approximately $20.5 million of cash and cash equivalents on hand. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.

As of March 31, 2015, we had the following outstanding loans due from each of our businesses:

(in thousands)
CamelBak	$99,628
Ergobaby	$33,598
Liberty	$33,976
Advanced Circuits	$68,142
American Furniture	$24,385
Arnold Magnetics	$74,500
Clean Earth	$157,690
SternoCandleLamp	$87,304
Tridien	$12,606

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

We believe that we currently have sufficient liquidity and capital resources to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our Board of Directors, over the next twelve months. The quarterly distribution for the three months ended March 31, 2015 was paid on April 29, 2015 and totaled $19.5 million.

On June 6, 2014 we entered in a new credit facility, the 2014 Credit Facility replacing our existing 2011 Credit Facility entered into in October 2011. The 2014 Credit Facility provides for (i) revolving loans, swing line loans and letters of credit up to an maximum aggregate amount of $400 million and matures in June 2019, and (ii) a $325 million term loan. Our 2014 Term Loan requires quarterly payments of $0.8 million with a final payment of the outstanding principal balance due in June 2021. (Refer to Note H to the Condensed Consolidated Financial Statements for a complete description of our 2014 Credit Facility.)

We had $206.6 million in availability under the 2014 Revolving Credit Facility at March 31, 2015. $4.4 million in outstanding borrowings under the 2014 Revolving Credit Facility at March 31, 2015 reflected outstanding letters of credit.

The following table reflects required and actual financial ratios as of March 31, 2015 included as part of the affirmative covenants in our 2014 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	3.81:1.0
Total Debt to EBITDA Ratio	less than or equal to 4.25:1.0	3.17:1.0

We intend to use the availability under our 2014 Credit Facility and cash on hand to pursue acquisitions of additional businesses to the extent permitted under our 2014 Credit Facility, to fund distributions and to provide for other working capital needs

Interest Expense
We recorded interest expense totaling $9.7 million for the three months ended March 31, 2015 compared to $4.6 million for the same period in 2014.

The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Three months ended March 31,
	2015	2014
Interest on credit facilities	$4,840	$3,582
Unused fee on Revolving Credit Facility	310	600
Amortization of original issue discount	168	294
Unrealized losses (gains) on interest rate derivatives (1)	4,314	92
Letter of credit fees	31	10
Other	56	3
Interest expense	$9,719	$4,581
Average daily balance of debt outstanding	$512,496	$282,742
Effective interest rate	7.6%	6.5%

(1) On September 16, 2014, we purchased an interest rate swap (the “New Swap”) with a notional amount of $220 million effective April 1, 2016 through June 6, 2021. The agreement requires us to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At March 31, 2015, the New Swap had a fair value loss of $11.6 million, reflecting the present value of future payments and receipts under the agreement and is reflected as a component of interest expense and other non-current liabilities. In the above table, we provide the effective interest rate on outstanding debt, which includes the mark-to-market loss on the New Swap. The effective interest rate for incurred debt for the three months ended March 31, 2015 after elimination of the New Swap, which has a term that does not begin until April 1, 2106, is 4.2%. Refer to Note I - Derivatives and Hedging Activities of the condensed consolidated financial statements.

Income Taxes
We incurred income tax expense of $3.4 million with an effective tax rate of 15.4% during the three months ended March 31, 2015 compared to $5.8 million with an effective income tax rate of 43.9% during the same period in 2014. Non-deductible costs at the corporate level, including the loss on our equity method investment in FOX in the three months ended March 31, 2015, account for the majority of the remaining difference in our effective income tax rates in both periods.
The components of income tax expense as a percentage of income from continuing operations before income taxes for the three months ended March 31, 2015 and 2014 are as follows:

	Three months ended March 31,
	2015	2014
United States Federal Statutory Rate	(35.0)%	35.0%
Foreign and State income taxes (net of Federal benefits)	0.3	1.0
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	9.8	6.2
Effect of loss on equity method investment (2)	21.5	—
Impact of subsidiary employee stock options	0.5	0.4
Domestic production activities deduction	(0.8)	(2.4)
Effect of impairment expense	12.2	—
Non-recognition of NOL carryforwards at subsidiaries	5.1	(1.2)
Other	1.8	4.9
Effective income tax rate	15.4%	43.9%

(1) The effective income tax rate for the three months ended March 31, 2015 and 2014 includes a significant loss at the Company's parent, which is taxed as a partnership.

(2) The equity method investment in FOX is held at the Company's parent, which is taxed as a partnership, resulting in the gain or loss on the investment being a reconciling item in deriving our effective tax rate.

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
Adjusted EBITDA – Adjusted EBITDA is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by; (i) non-controlling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting , due diligences, etc.,) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805; (iii) management fees, which reflect fees due quarterly to our Manager in connection with our Management Services Agreement (“MSA’); (iv) impairment charges, which reflect write downs to goodwill or other intangible assets; (v) gains or losses recorded in connection with our equity method investment; and (vi) gains or losses recorded in connection with the sale of fixed assets.
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

The following table reconciles EBITDA and Adjusted EBITDA to income (loss) from continuing operations, which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Three months ended March 31, 2015

	Corporate	CamelBak	Ergobaby	Liberty	Advanced Circuits	American Furniture	Arnold Magnetics	Clean Earth	Sterno Candle Lamp	Tridien	Consolidated
Net income (loss)	$(19,956)	$1,398	$2,598	$206	$2,729	$1,171	$(74)	$(4,306)	$(89)	$(8,965)	$(25,288)
Adjusted for:
Provision (benefit) for income taxes	(189)	987	1,605	86	1,419	—	(7)	(483)	(31)	(7)	3,380
Interest expense, net	9,642	—	—	—	—	—	—	76	—	—	9,718
Intercompany interest	(12,463)	1,521	1,124	1,101	1,470	510	1,740	3,014	1,718	265	—
Depreciation and amortization	457	3,231	926	1,604	850	56	2,276	5,517	1,523	633	17,073
EBITDA	(22,509)	7,137	6,253	2,997	6,468	1,737	3,935	3,818	3,121	(8,074)	4,883
(Gain) loss on sale of fixed assets	—	—	—	7	—	—	—	112	—	3	122
Non-controlling shareholder compensation	—	230	170	94	6	—	34	365	125	—	1,024
Impairment expense	—	—	—	—	—	—	—	—	—	8,907	8,907
Integration services fee	—	—		—	—	—	—	625	375	—	1,000
Loss on equity method investment	13,447	—	—	—	—	—	—	—		—	13,447
Management fees	5,896	125	125	125	125	—	125	125	125	87	6,858
Adjusted EBITDA (1)	$(3,166)	$7,492	$6,548	$3,223	$6,599	$1,737	$4,094	$5,045	$3,746	$923	$36,241
Adjusted EBITDA
Three months ended March 31, 2014

	Corporate	CamelBak	Ergobaby	Liberty	Advanced Circuits	American Furniture	Arnold Magnetics	Tridien	Consolidated
Net income (loss) (1)	$(2,333)	$1,691	$1,974	$344	$2,439	$565	$(647)	$399	$4,432
Adjusted for:
Provision (benefit) for income taxes	—	1,502	1,025	141	1,171	—	197	—	4,036
Interest expense, net	4,489	3	7	3	—	—	(1)	—	4,501
Intercompany interest	(9,312)	2,545	1,283	1,153	1,698	546	1,796	291	—
Depreciation and amortization	35	3,522	1,044	1,592	1,372	68	2,187	665	10,485
EBITDA	(7,121)	9,263	5,333	3,233	6,680	1,179	3,532	1,355	23,454
(Gain) loss on sale of fixed assets	—	—	—	—	—	—	(12)	(2)	(14)
Non-controlling shareholder compensation	—	236	135	110	6	—	37	20	544
Management fees	4,022	125	125	125	125	—	125	88	4,735
Adjusted EBITDA (1)	$(3,099)	$9,624	$5,593	$3,468	$6,811	$1,179	$3,682	$1,461	$28,719

(1) As a result of the deconsolidation of our FOX subsidiary in July 2014, Net income does not include Net income from FOX of $2.9 million for the period January 1, 2014 through March 31, 2014, and Adjusted EBITDA does not include Adjusted EBITDA from FOX of $8.6 million for the period January 1, 2014 through March 31, 2014.

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

	Three Months Ended
(in thousands)	March 31, 2015	March 31, 2014
Net income	$(25,287)	$7,373
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	16,535	11,985
Impairment expense	8,907	—
Amortization of debt issuance costs and original issue discount	713	864
Unrealized (gain) loss on interest rate and foreign currency hedges	4,314	92
Excess tax benefit from subsidiary stock option exercise (1)	—	(1,061)
Loss on equity method investment	13,447	—
Noncontrolling shareholder charges	1,024	1,365
Deferred taxes	(806)	(594)
Other	427	(53)
Changes in operating assets and liabilities	(15,987)	(26,011)
Net cash provided by operating activities	3,287	(6,040)
Plus:
Unused fee on revolving credit facility (2)	309	600
Excess tax benefit from subsidiary stock option exercise (1)	—	1,061
Integration services fee (3)	1,000	—
Changes in operating assets and liabilities	15,987	26,011
Other	—	53
Less:
Payments on swap	495	495
Maintenance capital expenditures: (4)
Compass Group Diversified Holdings LLC	—	—
Advanced Circuits	26	190
American Furniture	63	43
Arnold	260	891
CamelBak	569	223
Clean Earth	2,090	—
Ergobaby	875	87
Fox	—	940
Liberty	126	350
SternoCandleLamp	161	—
Tridien	119	380
FOX CAD (5)	—	3,494
Other	305	—
Estimated cash flow available for distribution and reinvestment	$15,494	$14,592
Distribution paid in April 2015/2014	$(19,548)	$(17,388)

(1) Represents the non-cash excess tax benefit at FOX related to the exercise of stock options.
(2) Represents the commitment fee on the unused portion of the revolving credit facilities.
(3) Represents fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership, payable quarterly.
(4) Represents maintenance capital expenditures that were funded from operating cash flow, net of proceeds from the sale of property, plant and equipment, and excludes growth capital expenditures of approximately $0.5 million for both the three months ended March 31, 2015 and 2014.
(5) Represents FOX CAD during the three months ended March 31, 2014. The amount includes approximately $7.6 million of EBITDA, less: $2.2 million of cash taxes, $0.9 million of management fees, and $0.9 million of maintenance capital expenditures.

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

Related Party Transactions

Equity method investment in FOX
As of July 10, 2014, our ownership interest in FOX decreased from 53% to approximately 41% after we sold shares in a secondary offering by FOX. Since we no longer hold a majority interest in FOX, we account for our investment in FOX at fair value utilizing the equity method of accounting. We elected to measure our investment in FOX at fair value, with unrealized gains and losses reflected in the consolidated statement of operations as income (loss) from equity method investments.

The following table reflects the year to date activity from our investment in FOX (in thousands):

2015
Balance January 1, 2015	$245,214
Mark-to-market adjustment - March 31, 2015	(13,447)
Balance March 31, 2015	$231,767

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
The table below summarizes the payment schedule of our contractual obligations at March 31, 2015:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$615,713	$20,188	$43,975	$230,973	$320,577
Operating lease obligations (2)	93,281	15,145	24,789	17,089	36,258
Purchase obligations (3)	265,553	168,490	49,563	47,500	—
Total (4)	$974,547	$203,823	$118,327	$295,562	$356,835

(1)	Reflects commitment fees and letter of credit fees under our 2014 Revolving Credit Facility and amounts due, together with interest on our 2014 Term Loan Facility.

(2)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.

(3)
Reflects non-cancelable commitments as of March 31, 2015, including: (i) shareholder distributions of $78.2 million; (ii) estimated management fees of $23.8 million per year over the next five years, and (iii) other obligations including amounts due under employment agreements. Distributions to our shareholders are approved by our Board of Directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.

(4)
The contractual obligation table does not include approximately $0.7 million in liabilities associated with unrecognized tax benefits as of March 31, 2015 as the timing of the recognition of this liability is not certain. The amount of the liability is not expected to significantly change in the next twelve months.

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
Except as set forth below, our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended December 31, 2014, as filed with the SEC.

2015 Interim Goodwill Impairment Testing
In January 2015, one of Tridien's largest customer's informed the company that they would not renew their existing purchase agreement when it expires on September 30, 2015. This customer represented 20% of Tridien's sales in 2014. The expected lost sales and net income were significant enough to trigger an interim goodwill impairment analysis as of January 31, 2015. The result of the first step of the impairment test indicated that the fair value of Tridien was less than its carrying value therefore it was necessary to perform the second step of the impairment test. We estimated the fair value of the Tridien reporting unit using a weighted average of an income and market approach. The income approach was based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital ("WACC") of 15.7%. The market approach was based on earnings multiple data and guideline public companies. The determination of fair value involves the use of significant estimates and assumptions, including revenue growth rates, operating margins, working capital requirements, capital expenditures, tax rates and terminal growth rates. Due to the inherent uncertainty associated with forming these estimates, actual results could differ from those estimates. Future events and changing market conditions may impact our assumptions as to future revenue growth rates, operating margins, market-based WACC and other factors that may result in changes in the estimates of Tridien's fair value.
Based on the second step of the impairment test, we concluded on a preliminary basis that the implied fair value of goodwill for Tridien was less than its carrying amount, resulting in impairment of the carrying amount of Tridien's goodwill of $8.9 million as of January 31, 2015. We expect to conclude on on our interim goodwill impairment testing of Tridien during the three months ended June 30, 2015.

2015 Annual Impairment Testing - Goodwill and Indefinite-lived Intangible Assets

Goodwill

Goodwill represents the excess amount of the purchase price over the fair value of the assets acquired. Our goodwill and indefinite lived intangible assets are tested for impairment on an annual basis as of March 31st, and if current events or circumstances require, on an interim basis. Goodwill is allocated to various reporting units, which are generally an operating segment or one level below the operating segment. Each of our businesses represents a reporting unit except Arnold, which is comprised of three reporting units, and each reporting unit is included in our annual impairment test with the exception of American Furniture, which has no goodwill or indefinite lived intangible assets, and Tridien, which was tested for impairment in January 2015 as a result of a triggering event.

We use a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment testing. The qualitative factors we consider include, in part, the general macroeconomic environment, industry and market specific conditions for each reporting unit, financial performance including actual versus planned results and results of relevant prior periods, operating costs and cost impacts, as well as issues or events specific to the reporting unit. If necessary, the first step in the goodwill impairment test involves comparing the fair value of each of its reporting units to the carrying value of those reporting units.

At March 31, 2015, we are currently in the process of evaluating the qualitative factors of each reporting unit to determine if the fair values of the reporting units exceed their respective carrying values for the 2015 annual goodwill impairment testing. We determined that Liberty and two of the three reporting units at Arnold, PMAG and Flexmag, required further quantitative testing (step 1) because we could not conclude that the fair value of the reporting units exceeds their carrying value based on qualitative factors alone. We expect to conclude on on our goodwill impairment testing during the three months ended June 30, 2015.

Indefinite-lived intangible assets
We use a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. Our indefinite-lived intangible assets consist of trade names with a carrying value of approximately $149.6 million. At March 31, 2015, preliminary results of the qualitative analysis of our indefinite lived intangible assets indicated that the fair value exceeded their carrying value. We expect to conclude on our indefinite lived asset impairment testing during the three months ended June 30, 2015.
Recent Accounting Pronouncements
Refer to Footnote B to our condensed consolidated financial statements.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk since December 31, 2014 with the exception of entering into the New Swap as explained below. For a further discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2014.
At March 31, 2015 we have several derivative instruments in the form of forward contracts and options that hedge the value of the Eurodollar. The nominal value of these instruments total approximately $0.5 million. Mark-to-market gains or losses from these instruments were not material during the three months ended March 31, 2015.

ITEM 4. – CONTROLS AND PROCEDURES
As required by Exchange Act Rule 13a-15(b), Holdings’ Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2015. Based on that evaluation, the Holdings’ Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of March 31, 2015.

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Legal proceedings associated with the Company’s and Holdings’ business together with legal proceedings for the businesses have not changed materially, except as noted below in relation to Tridien, from those disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 2, 2015.

Tridien's subsidiary, AMF Support Services, Inc. ("AMF") is subject to a workers' compensation claim in the State of California, being adjudicated by the Riverside County Workers' Compensation Appeals Board.  Tridien is a majority owned subsidiary of the Company. The claim is the result of an industrial accident that occurred on March 2, 2013, and the injuries sustained by a contract employee working at Tridien's Corona, California facility.  The employee is seeking workers' compensation benefits from AMF, as the special employer, and the staffing company who employed the worker, as the general employer.  The employee has also alleged that the employee's injuries are the result of the employer's "serious and willful misconduct", and has made a claim under California Labor Code § 4553 for damages.  The claim was initiated on September 13, 2013. If proven, the "serious and willful" penalty is fixed by statute at either $0 or 50% of the value of all workers' compensation benefits paid as a result of the injury and is not insurable. The underlying workers' compensation claims are still being adjudicated. At this stage, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from these proceedings. Accordingly, no amounts in respect of this matter have been provided in the Company's accompanying financial statements.  The Company believes it has meritorious defenses to the allegations and will continue to vigorously defend against the claims.

ITEM 1A. RISK FACTORS

There have been no material changes in those risk factors and other uncertainties associated with the Company and Holdings discussed in the section entitled “Risk Factors” disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 2, 2015.

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
Date: May 6, 2015
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 6, 2015

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