Form 10-Q
period 2015-06-30
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2015-08-05
CIK 1345126, 1345122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

As of August 1, 2015, there were 54,300,000 shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2015

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

•
the “2011 Credit Facility” refer to a credit agreement (as amended) with a group of lenders led by Toronto Dominion (Texas) LLC, as agent, which provided for the 2011 Revolving Credit Facility and the 2011 Term Loan Facility;

•	the “2011 Revolving Credit Facility” refer to the $320 million Revolving Credit Facility provided by the 2011 Credit Facility;

•	the "2011 Term Loan Facility" refer to the Term Loan Facility provided by the 2011 Credit Facility;

•
the "2014 Credit Facility" refer to the credit agreement, as amended from time to time, entered into on June 6, 2014 with a group of lenders led by Bank of America N.A. as administrative agent, which provides for the 2014 Revolving Credit Facility and the 2014 Term Loan Facility;

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

PART I
FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

Compass Diversified Holdings
Condensed Consolidated Balance Sheets

(in thousands)	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,379	$23,703
Accounts receivable, less allowances of $5,115 at June 30, 2015 and $5,200 at December 31, 2014	161,015	157,535
Inventories	125,232	111,214
Prepaid expenses and other current assets	28,149	28,347
Total current assets	339,775	320,799
Property, plant and equipment, net	111,521	115,871
Equity method investment (refer to Note E)	242,948	245,214
Goodwill	350,958	359,180
Intangible assets, net	467,626	487,220
Deferred debt issuance costs, less accumulated amortization of $2,362 at June 30, 2015 and $1,233 at December 31, 2014	10,448	11,197
Other non-current assets	7,420	7,949
Total assets	$1,530,696	$1,547,430
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$73,439	$62,099
Accrued expenses	54,251	63,378
Due to related party	6,124	6,193
Current portion, long-term debt	3,250	3,250
Other current liabilities	3,894	6,311
Total current liabilities	140,958	141,231
Deferred income taxes	96,820	97,731
Long-term debt, less original issue discount	503,532	485,547
Other non-current liabilities	15,775	14,587
Total liabilities	757,085	739,096
Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 54,300 shares issued and outstanding at June 30, 2015 and December 31, 2014	825,321	825,321
Accumulated other comprehensive income (loss)	(1,840)	(2,542)
Accumulated deficit	(94,889)	(55,348)
Total stockholders’ equity attributable to Holdings	728,592	767,431
Noncontrolling interest	45,019	40,903
Total stockholders’ equity	773,611	808,334
Total liabilities and stockholders’ equity	$1,530,696	$1,547,430
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
(in thousands, except per share data)
Net sales	$241,025	$269,084	$463,167	$515,132
Service revenues	43,702	—	78,831	—
Total net revenues	284,727	269,084	541,998	515,132
Cost of sales	166,830	186,542	324,362	356,238
Cost of service revenues	31,936	—	59,759	—
Gross profit	85,961	82,542	157,877	158,894
Operating expenses:
Selling, general and administrative expense	45,540	48,080	89,568	94,253
Management fees	6,791	5,023	13,649	9,758
Amortization expense	9,415	7,678	19,428	15,027
Impairment expense	258	—	9,165	—
Operating income	23,957	21,761	26,067	39,856
Other income (expense):
Interest expense, net	(3,125)	(4,810)	(12,843)	(9,382)
Amortization of debt issuance costs	(545)	(583)	(1,090)	(1,153)
Loss on debt extinguishment	—	(2,143)	—	(2,143)
Gain (loss) on equity method investment	11,181	—	(2,266)	—
Other income, net	940	106	633	290
Income before income taxes	32,408	14,331	10,501	27,468
Provision for income taxes	5,833	2,012	9,213	7,776
Net income	26,575	12,319	1,288	19,692
Less: Net income attributable to noncontrolling interest	2,118	6,600	1,733	9,314
Net income (loss) attributable to Holdings	$24,457	$5,719	$(445)	$10,378
Basic and fully diluted income (loss) per share attributable to Holdings (refer to Note K)	$0.40	$0.11	$(0.06)	$0.19
Weighted average number of shares of trust stock outstanding – basic and fully diluted	54,300	48,300	54,300	48,300
Cash distributions declared per share (refer to Note K)	$0.36	$0.36	$0.72	$0.72
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
(in thousands)
Net income	$26,575	$12,319	$1,288	$19,692
Other comprehensive income (loss)
Foreign currency translation adjustments	447	83	373	52
Pension benefit liability, net	405	21	329	43
Total comprehensive income, net of tax	$27,427	$12,423	$1,990	$19,787
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

(in thousands)	Number of Shares	Amount	Accumulated Deficit	Accum. Other Comprehensive Income (Loss)	Stockholders’ Equity Attrib. to Holdings	Non- Controlling Interest	Total Stockholders’ Equity
Balance — January 1, 2015	54,300	$825,321	$(55,348)	$(2,542)	$767,431	$40,903	$808,334
Net income (loss)	—	—	(445)	—	(445)	1,733	1,288
Total comprehensive income, net	—	—	—	702	702	—	702
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	1,883	1,883
Effect of subsidiary stock options exercise	—	—	—	—	—	500	500
Distributions paid	—	—	(39,096)	—	(39,096)	—	(39,096)
Balance — June 30, 2015	54,300	$825,321	$(94,889)	$(1,840)	$728,592	$45,019	$773,611
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$1,288	$19,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	12,817	9,507
Amortization expense	19,428	15,027
Impairment expense	9,165	—
Amortization of debt issuance costs and original issue discount	1,425	1,699
Loss on debt extinguishment	—	2,143
Unrealized loss on interest rate swap	1,867	273
Noncontrolling stockholder stock based compensation	1,883	2,969
Loss on equity method investment	2,266	—
Excess tax benefit from subsidiary stock options exercised	—	(1,662)
Deferred taxes	(1,257)	(2,935)
Other	500	228
Changes in operating assets and liabilities, net of acquisition:
Increase in accounts receivable	(1,959)	(24,105)
Increase in inventories	(14,021)	(5,056)
Increase in prepaid expenses and other current assets	(2,126)	(3,389)
Increase (decrease) in accounts payable and accrued expenses	991	(3,071)
Net cash provided by operating activities	32,267	11,320
Cash flows from investing activities:
Acquisitions, net of cash acquired	517	(43,014)
Purchases of property and equipment	(9,039)	(7,601)
Payment of interest rate swap	(995)	(996)
Other investing activities	268	29
Net cash used in investing activities	(9,249)	(51,582)
Cash flows from financing activities:
Borrowings under credit facility	71,000	388,000
Repayments under credit facility	(53,350)	(307,000)
Distributions paid	(39,096)	(34,776)
Net proceeds provided by noncontrolling shareholders	500	1,750
Debt issuance costs	(295)	(7,370)
Excess tax benefit from subsidiary stock options exercised	—	1,662
Other	(419)	(35)
Net cash (used in) provided by financing activities	(21,660)	42,231
Foreign currency impact on cash	318	151
Net increase in cash and cash equivalents	1,676	2,120
Cash and cash equivalents — beginning of period	23,703	113,229
Cash and cash equivalents — end of period	$25,379	$115,349
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2015

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
The Company is a controlling owner of nine businesses, or reportable operating segments, at June 30, 2015. The segments are as follows: CamelBak Acquisition Corp. (“CamelBak”), The Ergo Baby Carrier, Inc. (“Ergobaby”), Liberty Safe and Security Products, Inc. (“Liberty Safe” or “Liberty”), Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), American Furniture Manufacturing, Inc. (“AFM” or “American Furniture”), AMT Acquisition Corporation (“Arnold” or “Arnold Magnetics”), Clean Earth Holdings, Inc. ("Clean Earth"), Candle Lamp Company, LLC ("SternoCandleLamp") and Tridien Medical, Inc. (“Tridien”). Refer to Note D for further discussion of the operating segments. The Company also owns a non-controlling interest of approximately 41% in Fox Factory Holding Corp. (“FOX”) which is accounted for as an equity method investment. Compass Group Management LLC, a Delaware limited liability company (“CGM” or the “Manager”), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a management services agreement (“MSA”).

Note B — Presentation and Principles of Consolidation
The condensed consolidated financial statements for the three and six month periods ended June 30, 2015 and June 30, 2014, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard. The new standard outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries, jurisdictions and capital markets and also requires enhanced disclosures. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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
The Company made loans to and purchased a 98% controlling interest in Clean Earth. The purchase price, including proceeds from noncontrolling interest, was approximately $251.4 million. The Company funded its portion of the acquisition through drawings on its 2014 Revolving Credit Facility and cash on hand. Clean Earth management invested in the transaction along with the Company representing an approximate 2% initial noncontrolling interest on a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of Clean Earth. CGM will receive integration service fees of approximately $2.5 million which is payable quarterly during a twelve month period as services are rendered beginning in the quarter ended December 31, 2014.

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
	$135,939

Acquisition of SternoCandleLamp
On October 10, 2014, the Company, through its wholly owned subsidiary business, Sternocandlelamp Holdings, Inc., entered into a membership interest purchase agreement (the “Sterno Purchase Agreement”) with Candle Lamp Holdings, LLC (the “Seller”), and Candle Lamp Company, LLC (“SternoCandleLamp”) pursuant to which the Sternocandlelamp Holdings, Inc. acquired all of the issued and outstanding equity of SternoCandleLamp (the “Acquisition”). Headquartered in Corona, California, SternoCandleLamp is the leading manufacturer and marketer of portable food warming fuel and creative table lighting solutions for the food service industry. SternoCandleLamp’s product line includes wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps. The purchase price was approximately $160.0 million. In addition to its equity investment in SternoCandleLamp, the Company provided loans totaling approximately $91.6 million to SternoCandleLamp as part of the transaction. The transaction is accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of SternoCandleLamp. CGM will receive integration service fees of $1.5 million which is payable quarterly over a twelve month period as services are rendered beginning in the quarter ending December 31, 2014.

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
	$90,950

Unaudited pro forma information
The following unaudited pro forma data for the three and six months ended June 30, 2014 gives effect to the acquisition of Clean Earth and SternoCandleLamp, as described above, as if the acquisition had been completed as of January 1, 2014. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

(in thousands)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Net sales	$343,867	$650,534
Operating income	27,400	45,507
Net income	13,740	19,591
Net income attributable to Holdings	7,114	10,262
Basic and fully diluted net income per share attributable to Holdings	$0.14	$0.19

Other acquisitions
Clean Earth
On December 15, 2014, the Company's Clean Earth subsidiary completed the acquisition of American Environmental Services, Inc. ("AES") for a purchase price of approximately $16.1 million after the settlement of the working capital adjustment related to the acquisition of $0.5 million during the second quarter of 2015. AES provides environmental services, managing hazardous and nonhazardous waste from off-site generators. AES has two fully permitted hazardous waste facilities located in Calvert City, Kentucky and Morgantown, West Virginia, serving industrial and government customers across the region. The acquisition expands Clean Earth's customer base and geographic market penetration. The purchase price of AES was allocated to the assets acquired and liabilities assumed based on the estimated fair value as of December 15, 2014, with the excess purchase price allocated to goodwill.

FOX
On March 31, 2014, the Company’s formerly majority owned subsidiary, FOX, acquired certain assets and assumed certain liabilities of Sport Truck USA, Inc. (“Sport Truck”) a privately held global distributor, primarily of its own branded aftermarket suspension solutions and a reseller of FOX products. The transaction was accounted for as a business combination. FOX paid cash consideration of approximately $40.8 million, which is subject to certain working capital adjustments in accordance with the asset purchase agreement. The purchase price of Sport Truck was allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of March 31, 2014 with the excess purchase price allocated to goodwill.
The net assets acquired in the Sport Truck acquisition were included in the balance of FOX that were deconsolidated as a result of the Company's ownership interest in FOX falling to 41% on July 10, 2014.

Note D — Operating Segment Data
At June 30, 2015, the Company had nine reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

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

The tabular information that follows shows data for each of the operating segments reconciled to amounts reflected in the consolidated financial statements. The results of operations of each of the operating segments are included in consolidated operating results as of their date of acquisition. FOX was an operating segment of the Company until July 10, 2014, when FOX was deconsolidated and became an equity method investment. The results of operations of FOX are included in the disaggregated and other financial data presented for the three and six months ended June 30, 2014.

Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business. Segment profit excludes certain charges from the acquisitions of the Company’s initial businesses not pushed down to the segments which are reflected in the Corporate and other line item. There were no significant inter-segment transactions.
A disaggregation of the Company’s consolidated revenue and other financial data for the three and six months ended June 30, 2015 and 2014 is presented below (in thousands):

Net sales of operating segments	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
CamelBak	$42,574	$40,879	$79,496	$79,649
Ergobaby	21,492	19,467	42,160	39,039
FOX	—	86,373	—	142,481
Liberty	24,756	18,957	50,609	47,852
ACI	23,082	21,286	44,500	42,148
American Furniture	42,427	32,651	83,352	67,491
Arnold Magnetics	29,360	32,767	60,548	63,446
Clean Earth	43,702	—	78,831	—
SternoCandleLamp	38,366	—	66,970	—
Tridien	18,968	16,704	35,532	33,026
Total	284,727	269,084	541,998	515,132
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—	—	—
Total consolidated revenues	$284,727	$269,084	$541,998	$515,132

International Revenues	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
CamelBak	$7,075	$8,817	$16,797	$19,015
Ergobaby	12,274	10,588	23,230	21,693
FOX	—	47,231	—	79,306
Arnold Magnetics	10,645	15,321	23,014	29,588
	$29,994	$81,957	$63,041	$149,602

Profit (loss) of operating segments (1)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
CamelBak	$7,284	$5,829	$11,635	$11,684
Ergobaby	5,641	4,228	11,047	8,558
FOX	—	11,736	—	16,483
Liberty	2,764	(2,247)	4,168	(537)
ACI	6,766	5,179	12,487	10,581
American Furniture	1,549	1,017	3,225	2,137
Arnold Magnetics	1,720	2,636	3,474	4,060
Clean Earth	1,594	—	40	—
SternoCandleLamp	3,923	—	5,579	—
Tridien	1,005	523	(7,687)	1,158
Total	32,246	28,901	43,968	54,124
Reconciliation of segment profit to consolidated income (loss) before income taxes:
Interest expense, net	(3,125)	(4,810)	(12,843)	(9,382)
Other income, net	940	106	633	290
Gain (loss) on equity method investment	11,181	—	(2,266)	—
Corporate and other (2)	(8,834)	(9,866)	(18,991)	(17,564)
Total consolidated income before income taxes	$32,408	$14,331	$10,501	$27,468

(1)	Segment profit (loss) represents operating income (loss).

(2)	Primarily relates to management fees expensed and payable to CGM and corporate overhead expenses during 2015 and 2014.

Accounts receivable	June 30, 2015	December 31, 2014
CamelBak	$28,868	$23,346
Ergobaby	11,134	9,671
Liberty	13,265	11,376
ACI	6,703	5,730
American Furniture	21,627	16,641
Arnold Magnetics	16,666	15,664
Clean Earth	41,317	52,059
SternoCandleLamp	18,412	21,113
Tridien	8,138	7,135
Total	166,130	162,735
Reconciliation of segment to consolidated totals:
Corporate and other	—	—
Total	166,130	162,735
Allowance for doubtful accounts	(5,115)	(5,200)
Total consolidated net accounts receivable	$161,015	$157,535

	Goodwill		Identifiable Assets		Depreciation and Amortization Expense
	June 30,	December 31,	June 30,	December 31,	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015 (1)	2014 (1)	2015	2014	2015	2014
Goodwill and identifiable assets of operating segments
CamelBak	$5,546	$5,546	$208,278	$207,831	$3,183	$3,475	$6,291	$6,849
Ergobaby	41,664	41,664	63,767	65,309	870	957	1,720	1,906
FOX	—	—	—	—	—	2,495	—	4,533
Liberty	32,828	32,828	29,020	34,139	640	1,557	2,232	3,081
ACI	57,615	57,615	17,712	19,334	724	1,278	1,481	2,558
American Furniture	—	—	33,889	27,810	59	41	115	100
Arnold Magnetics	51,767	51,767	78,824	77,610	2,185	2,113	4,378	4,211
Clean Earth	111,339	110,633	193,308	203,938	5,067	—	10,459	—
SternoCandleLamp	33,716	33,716	125,856	126,302	2,156	—	3,620	—
Tridien	7,834	16,762	15,582	14,844	574	633	1,194	1,296
Total	342,309	350,531	766,236	777,117	15,458	12,549	31,490	24,534
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	252,487	253,599	252	—	757	—
Amortization of debt issuance costs and original issue discount	—	—	—	—	712	835	1,425	1,699
Goodwill carried at Corporate level (2)	8,649	8,649	—	—	—	—	—	—
Total	$350,958	$359,180	$1,018,723	$1,030,716	$16,422	$13,384	$33,672	$26,233

(1)	Does not include accounts receivable balances per schedule above.

(2)
Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the ACI segment. This amount is allocated back to the respective segment for purposes of goodwill impairment testing.

Note E - Equity Method Investment

Investment in FOX

FOX is a designer, manufacturer and marketer of high-performance ride dynamic products used primarily for bicycles, side-by-side vehicles, on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, snowmobiles, specialty vehicles and applications, and motorcycles. FOX’s products offer innovative design, performance, durability and reliability that enhance ride dynamics by improving performance and control. FOX is headquartered in Scotts Valley, California. In July 2014, FOX, a former majority owned subsidiary of the Company that is publicly traded on the NASDAQ Stock Market under the ticker “FOXF,” used a registration statement on Form S-1 under the Securities Act filed with the Securities and Exchange Commission (the "SEC") for a public offering of its common stock (the "FOX Secondary Offering"). CODI sold 4,466,569 shares of FOX common stock in connection with the FOX Secondary Offering. As a result of the sale of the shares by the Company in the FOX Secondary Offering, the Company’s ownership interest in FOX decreased to approximately 41%, which resulted in the deconsolidation of the FOX operating segment in the Company’s consolidated financial statements effective as of the date of the FOX Secondary Offering. Subsequent to the sale of the shares of FOX common stock by the Company, the Company owns approximately 15.1 million shares of FOX common stock.

The Company has elected to account for its investment in FOX at fair value using the equity method beginning on the date the investment became subject to the equity method of accounting. The Company uses the equity method of accounting when it has the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. For equity method investments which the Company has elected to measure at fair value, unrealized gains and losses are reported in the consolidated statement of operations as gain (loss) from equity method investments. The equity method investment in FOX had a fair value of $242.9 million on June 30, 2015 based on the closing price of FOX shares on that date. The Company recognized a gain of $11.2 million for the three months ended June 30, 2015, and a loss of $2.3 million for the six months ended June 30, 2015, respectively, due to the change in the fair value of the FOX investment.

The condensed balance sheet information and results of operations of the Company's FOX investment are summarized below (in thousands):

Condensed Balance Sheet information
	June 30, 2015	December 31, 2014
Current assets	$154,320	$112,609
Non-current assets	144,273	145,828
	$298,594	$258,437

Current liabilities	$83,596	$60,825
Non-current liabilities	79,922	68,806
Stockholders' equity	135,075	128,806
	$298,593	$258,437

Condensed Results of Operations (1)
	Three months ended June 30, 2015	Six months ended June 30, 2015
Net revenue	$97,171	$164,959
Gross profit	29,868	48,651
Operating income	10,537	12,076
Net income	$6,763	$7,533

(1)
The results of operations for FOX for the three and six months ended June 30, 2014 are included in the results of operations of the Company in the accompanying condensed consolidation statements of income as the Company did not begin accounting for FOX as an equity method investment until July 10, 2014, the date that the Company's ceased holding a majority ownership interest in FOX.

Note F — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Machinery and equipment	$136,155	$127,035
Office furniture, computers and software	14,372	12,322
Leasehold improvements	9,305	10,419
Buildings and land	23,733	25,271
	183,565	175,047
Less: accumulated depreciation	(72,044)	(59,176)
Total	$111,521	$115,871
Depreciation expense was $6.3 million and $12.8 million for the three and six months ended June 30, 2015, and $4.6 million and $9.5 million for the three and six months ended June 30, 2014, respectively.

Inventory
Inventory is comprised of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Raw materials and supplies	$56,586	$49,727
Work-in-process	12,870	10,632
Finished goods	63,700	59,442
Less: obsolescence reserve	(7,924)	(8,587)
Total	$125,232	$111,214

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

Goodwill

2015 Interim goodwill impairment testing
In January 2015, one of Tridien's largest customer's informed the company that they would not renew their existing purchase agreement when it expires on September 30, 2015. This customer represented 20% of Tridien's sales in 2014. The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived intangible asset impairment analysis. The result of the first step of the impairment test indicated that the fair value of Tridien was less than its carrying value; therefore, it was necessary to perform the second step of the impairment test. The Company estimated the fair value of the Tridien reporting unit using a weighted average of an income and market approach. The income approach was based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital ("WACC") of 15.7%. The market approach was based on earnings multiple data and guideline public companies. Based on the second step of the impairment test, the Company concluded on a preliminary basis during the quarter ended March 31, 2015 that the implied fair value of goodwill for Tridien was less than its carrying amount, resulting in impairment of the carrying amount of Tridien's goodwill of $8.9 million as of January 31, 2015. The Company completed the interim goodwill impairment testing of Tridien during the three months ended June 30, 2015 and recorded additional impairment expense of $0.2 million related to the Tridien technology and patent intangible assets.

2015 Annual goodwill impairment testing
The Company uses a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step evaluation including, in part, the macroeconomic environment, industry and market specific conditions, financial performance, operating costs and cost impacts, as well as issues or events specific to the reporting unit. The Company evaluated the qualitative factors of each reporting unit to determine if the fair values of the reporting units exceed their respective carrying values for the 2015 annual goodwill impairment testing. The Company determined that Liberty and two of Arnold’s three reporting units, Permanent Magnets and Assemblies ("PMAG") and Flexible Magnets ("Flexmag"), required further quantitative testing (Step 1) since the Company could not conclude that the fair value of the Liberty and the two Arnold reporting units exceeded their carrying values based solely on qualitative factors. Results of the quantitative analysis indicated that the fair value of these reporting units exceeds their carrying value.

A reconciliation of the change in the carrying value of goodwill for the six months ended June 30, 2015 and the year ended December 31, 2014, is as follows (in thousands):

	Six months ended June 30, 2015	Year ended December 31, 2014
Beginning balance:
Goodwill	$412,083	$299,514
Accumulated impairment losses	(52,903)	(52,903)
	359,180	246,611
Impairment losses (1)	(8,928)	—
Acquisition of businesses (2)	—	157,864
Adjustments to purchase accounting (3)	706	—
Deconsolidation of subsidiary (4)	—	(45,295)
Total adjustments	(8,222)	112,569
Ending balance:
Goodwill	412,789	412,083
Accumulated impairment losses	(61,831)	(52,903)
	$350,958	$359,180

(1)	Impairment loss relates to the impairment of the Tridien goodwill during the quarter ended March 31, 2015.

(2)
Acquisition of businesses relates to the acquisition of Clean Earth in August 2014, SternoCandleLamp in October 2014, the add-on acquisition of AES by Clean Earth in December 2014, and the add-on acquisition of Sport Truck by FOX in March 2014. The $12.0 million of goodwill from the Sport Truck acquisition is included in the amount of $45.3 million that was deconsolidated during the year ended December 31, 2014.

(3)
The $0.7 million in purchase accounting adjustments relate to adjustments made to the final purchase price allocation for Clean Earth during the first quarter of 2015 to record deferred tax amounts based on the state tax rate in effect for the state in which each of the intangible assets is utilized ($1.0 million), and adjustments to the purchase price allocation of AES during the first and second quarter of 2015 ($0.3 million, including the final settlement of working capital of $0.5 million received by Clean Earth).

(4)
As a result of the sale of the shares by the Company in the FOX Secondary Offering, the Company’s ownership interest in FOX decreased to approximately 41%, which resulted in the deconsolidation of the FOX operating segment in the Company’s consolidated financial statements effective July 10, 2014.

Other intangible assets
2015 Annual indefinite lived impairment testing
The Company uses a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. The Company evaluated the qualitative factors of each reporting unit that maintains indefinite lived intangible assets in connection with the annual impairment testing for 2015. Results of the qualitative analysis indicate that the carrying value of the Company’s indefinite lived intangible assets did not exceed their fair value.

2015 long-lived asset impairment
The Company evaluates long-lived assets for potential impairment whenever events occur or circumstances indicate that the carrying amount of the assets may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. As noted above, Tridien's expected loss of a large customer at the end of the third quarter of 2015 triggered an interim goodwill impairment which resulted in Tridien recognizing impairment of both the goodwill and the technology and patent intangible asset. The Company completed the interim impairment testing during the second quarter of 2015 and recognized $0.2 million of impairment expense related to the technology and patent intangible asset during the three months ended June 30, 2015 in the condensed consolidated statements of operations.
Other intangible assets are comprised of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014	Weighted Average Useful Lives
Customer relationships	$266,975	$266,976	12
Technology and patents	56,494	56,731	8
Trade names, subject to amortization (1)	24,722	7,595	17
Licensing and non-compete agreements	7,856	7,856	5
Permits and airspace	98,419	98,406	13
Distributor relations and other	606	606	5
	455,072	438,170
Accumulated amortization:
Customer relationships	(86,809)	(75,813)
Technology and patents	(30,212)	(26,906)
Trade names, subject to amortization	(3,974)	(3,763)
Licensing and non-compete agreements	(7,695)	(7,499)
Permits and airspace	(7,822)	(3,104)
Distributor relations and other	(606)	(606)
Total accumulated amortization	(137,118)	(117,691)
Trade names, not subject to amortization (1)	149,672	166,741
Total intangibles, net	$467,626	$487,220

(1) The trade name for Clean Earth was determined to be subject to amortization, resulting in a reclass from trade names not subject to amortization during the first quarter of 2015 as part of the finalization of the purchase price allocation for Clean Earth.
Amortization expense related to intangible assets was $9.4 million and $19.4 million for the three and six months ended June 30, 2015, respectively, and $7.7 million and $15.0 million for the three and six months ended June 30, 2014, respectively. Estimated charges to amortization expense of intangible assets over the next five years, is as follows (in thousands):

July 1, 2015 through Dec. 31, 2015	$20,294
2016	38,368
2017	35,451
2018	32,974
2019	31,556
$158,643

Note H — Debt

2014 Credit Agreement

On June 6, 2014, the Company obtained a $725 million credit facility from a group of lenders (the “2014 Credit Facility”) led by Bank of America N.A. as Administrative Agent. The 2014 Credit Facility provides for (i) a revolving credit facility of $400 million (as amended from time to time, the “2014 Revolving Credit Facility”) and (ii) a $325 million term loan (the “2014 Term Loan Facility”). The 2014 Credit Facility permits the Company to increase the 2014 Revolving Credit Facility commitment and/ or obtain additional term loans in an aggregate of up to $200 million. The 2014 Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries. The Company amended the 2014 Credit Facility in June 2015, primarily to allow for intercompany loans to, and the acquisition of, Canadian-based companies on an unsecured basis, and to modify provisions that would allows for early termination of a "Leverage Increase Period," thereby providing additional flexibility as to the timing of subsequent acquisitions. The Company incurred additional debt issuance costs of approximately $0.3 million in connection with the amendment that was recorded as deferred debt issuance costs and will be amortized over the remaining term of the 2014 Credit Facility.

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
The following table provides the Company’s debt holdings at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Revolving Credit Facility	$189,000	$169,725
Term Loan	321,750	323,375
Original issue discount	(3,968)	(4,303)
Total debt	$506,782	$488,797
Less: Current portion, term loan facilities	(3,250)	(3,250)
Long term debt	$503,532	$485,547
Net availability under the 2014 Revolving Credit Facility was approximately $206.4 million at June 30, 2015. Letters of credit outstanding at June 30, 2015 totaled approximately $4.6 million. At June 30, 2015, the Company was in compliance with all covenants as defined in the 2014 Credit Facility.

Note I — Derivative Instruments and Hedging Activities
On September 16, 2014, the Company purchased an interest rate swap (“New Swap”) with a notional amount of $220 million. The New Swap is effective April 1, 2016 through June 6, 2021, the termination date of the 2014 Term Loan. The agreement requires the Company to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At June 30, 2015 and December 31, 2014, this Swap had a fair value loss of $9.2 million and $7.4 million, respectively, principally reflecting the present value of future payments and receipts under the agreement.
On October 31, 2011, the Company purchased a three-year interest rate swap (the “Swap”) with a notional amount of $200 million effective January 1, 2014 through March 31, 2016. The agreement requires the Company to pay interest on the notional amount at the rate of 2.49% in exchange for the three-month LIBOR rate, with a floor of 1.5%. At June 30, 2015 and December 31, 2014, the Swap had a fair value loss of $1.5 million and $2.5 million, respectively.
At June 30, 2015 the Company's interest rate swaps had a fair value loss of $10.7 million, of which $1.5 million was included in current liabilities and $9.2 million was included in other non-current liabilities in the condensed consolidated balance sheet, with its periodic mark-to-market value reflected as a component of interest expense.
The Company did not elect hedge accounting for the above derivative transactions and as a result, periodic mark-to-market changes in fair value are reflected as a component of interest expense in the consolidated statement of operations.

Note J — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at June 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements at June 30, 2015
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Equity method investment - FOX	$242,948	$242,948	$—	$—
Liabilities:
Call option of noncontrolling shareholder (1)	(25)	—	—	(25)
Put option of noncontrolling shareholders (2)	(50)	—	—	(50)
Interest rate swaps	(10,700)	—	(10,700)	—
Total recorded at fair value	$232,173	$242,948	$(10,700)	$(75)

(1)	Represents a noncontrolling shareholder’s call option to purchase additional common stock in Tridien.

(2)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition.

	Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Equity method investment - FOX	$245,214	$245,214	$—	$—
Liabilities:
Call option of noncontrolling shareholder (1)	(25)	—	—	(25)
Put option of noncontrolling shareholders (2)	(50)	—	—	(50)
Interest rate swaps	(9,828)	—	(9,828)	—
Total recorded at fair value	$235,311	$245,214	$(9,828)	$(75)
Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1, 2015 through June 30, 2015 and from January 1, 2014 through June 30, 2014 are as follows (in thousands):

	2015	2014
Balance at January 1	$(75)	$(75)
Contingent consideration - Sport Truck (1)	—	(19,035)
Balance at March 31	$(75)	$(19,110)
Balance at June 30	$(75)	$(19,110)

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

2014 Term Loan

At June 30, 2015, the carrying value of the principal under the Company’s outstanding 2014 Term Loan, including the current portion, was $321.8 million, which approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company's net leverage ratio. The estimated fair value of the outstanding 2014 Term Loan is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 in the fair value hierarchy.

Nonrecurring Fair Value Measurements

The following table provides the assets carried at fair value measured on a non-recurring basis as of June 30, 2015. There were no assets carried at fair value measured on a non-recurring basis as of December 31, 2014.

					Expense
	Fair Value Measurements at June 30, 2015				Three months ended	Six months ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	June 30, 2015	June 30, 2015

Technology (1)	$313	$—	$—	$313	$237	$237
Goodwill (1)	$7,834	$—	$—	$7,834	$21	$8,928

(1) Represents the fair value of the respective assets at the Tridien business segment subsequent to the goodwill and long-lived asset impairment charge recognized during the three and six months ended June 30, 2015. Refer to "Note G - Goodwill and Other Intangible Assets" for further discussion regarding the impairment and valuation techniques applied.

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
Earnings per share
Prior to the termination of the Supplemental Put Agreement, basic and diluted earnings per share attributable to Holdings were calculated on a weighted average basis. Since the termination of the Supplemental Put Agreement, basic and diluted earnings per share is calculated using the two-class method which requires the Company to allocate participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.
Basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income (loss) attributable to Holdings	$24,457	$5,719	$(445)	$10,378
Less: Effect of contribution based profit - Holding Event	2,951	573	2,779	1,196
Net income from Holdings attributable to Trust shares	$21,506	$5,146	$(3,224)	$9,182
Basic and diluted weighted average shares outstanding	54,300	48,300	54,300	48,300
Net income (loss) per share - basic and fully diluted	$0.40	$0.11	$(0.06)	$0.19

Distributions

•	On January 29, 2015, the Company paid a distribution of $0.36 per share to holders of record as of January 22, 2015. This distribution was declared on January 8, 2015.

•	On April 29, 2015, the Company paid a distribution of $0.36 per share to holders of record as of April 22, 2015. This distribution was declared on April 9, 2015.

•	On July 29, 2015, the Company paid a distribution of $0.36 per share to holders of record as of July 22, 2015. This distribution was declared on July 9, 2015.

Note L — Warranties
The Company’s CamelBak, Ergobaby, Liberty and Tridien operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. A reconciliation of the change in the carrying value of the Company’s warranty liability for the six months ended June 30, 2015 and the year ended December 31, 2014 is as follows (in thousands):

	Six months ended June 30, 2015	Year ended December 31, 2014
Warranty liability:
Beginning balance	$2,540	$5,815
Accrual	497	3,025
Warranty payments	(196)	(2,420)
Deconsolidation of subsidiary	—	(3,880)
Ending balance	$2,841	$2,540

Note M — Noncontrolling Interest

Noncontrolling interest represents the portion of the Company’s majority-owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of June 30, 2015 and December 31, 2014:

	% Ownership (1) June 30, 2015		% Ownership (1) December 31, 2014
	Primary	Fully Diluted	Primary	Fully Diluted
CamelBak	89.9	79.7	89.9	79.7
Ergobaby	81.0	74.2	81.0	74.3
Liberty	96.2	84.6	96.2	84.8
ACI	69.4	69.3	69.4	69.3
American Furniture	99.9	89.7	99.9	99.9
Arnold Magnetics	96.7	87.3	96.7	87.5
Clean Earth	97.5	87.6	97.9	86.2
SternoCandleLamp	100.0	90.3	100.0	91.7
Tridien	81.3	65.4	81.3	65.4

(1)	The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	June 30, 2015	December 31, 2014
CamelBak	$15,929	$14,932
Ergobaby	16,182	14,783
Liberty	2,726	2,547
ACI	2,537	790
American Furniture	276	260
Arnold Magnetics	2,016	1,950
Clean Earth	3,674	2,672
SternoCandleLamp	375	125
Tridien	1,204	2,744
Allocation Interests	100	100
	$45,019	$40,903

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

The reconciliation between the Federal Statutory Rate and the effective income tax rate for the six months ended June 30, 2015 and 2014 are as follows:

	Six months ended June 30,
	2015	2014
United States Federal Statutory Rate	35.0%	35.0%
State income taxes (net of Federal benefits)	5.8	(7.9)
Foreign income taxes	(0.6)	(2.1)
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	16.0	8.7
Effect of loss on equity method investment (2)	7.6	—
Impact of subsidiary employee stock options	2.9	0.6
Domestic production activities deduction	(3.9)	(2.8)
Effect of impairment expense	21.1	—
Non-recognition of NOL carryforwards at subsidiaries	7.9	(0.9)
Other	(4.1)	(2.3)
Effective income tax rate	87.7%	28.3%

(1)	The effective income tax rate for the six months ended June 30, 2015 and 2014 includes a significant loss at the Company's parent, which is taxed as a partnership.

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
The unfunded liability of $3.0 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at June 30, 2015. Net periodic benefit cost consists of the following for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Service cost	$172	$118	$334	$236
Interest cost	51	75	98	151
Expected return on plan assets	(85)	(83)	(134)	(280)
Effect of curtailment	(901)	—	(901)	—
Net periodic benefit cost	$(763)	$110	$(603)	$107

During the second quarter of 2015, Arnold recognized a curtailment gain as a result of the termination of certain employees at the Switzerland location who were participants in the defined benefit plan. The termination of the employees resulted in a decrease in the accumulated benefit obligation liability and a curtailment gain of $0.9 million. The curtailment gain was recognized in other comprehensive income during the three months ended June 30, 2015.
During the three and six months ended June 30, 2015, per the terms of the pension agreement, Arnold contributed $0.1 million and $0.2 million, respectively, to the plan. For the remainder of 2015, the expected contribution to the plan will be approximately $0.3 million.

The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at June 30, 2015 were considered Level 3.

Note P - Commitments and Contingencies
Legal Proceedings
Tridien
Tridien's subsidiary, AMF Support Services, Inc. ("AMF") is subject to a workers' compensation claim in the State of California, being adjudicated by the Riverside County Workers' Compensation Appeals Board.  Tridien is a majority owned subsidiary of the Company. The claim is the result of an industrial accident that occurred on March 2, 2013, and the injuries sustained by a contract employee working at Tridien's Corona, California facility.  The employee is seeking workers' compensation benefits from AMF, as the special employer, and the staffing company who employed the worker, as the general employer.  The employee has also alleged that the employee's injuries are the result of the employer's "serious and willful misconduct", and has made a claim under California Labor Code § 4553 for damages.  If proven, the "serious and willful" penalty is fixed by statute at either $0 or 50% of the value of all workers' compensation benefits paid as a result of the injury and is not insurable. The underlying workers' compensation claims are still being adjudicated. On July 8, 2015, the California District Attorney's Office for the County of Riverside filed a complaint against Tridien in Superior Court of California, County of Riverside, alleging that Tridien committed a violation of Labor Code section 6425(a), a felony, by willfully and unlawfully violating an occupational safety and health standard, order, and special order, or Health and Safety Code section 25910, to wit, 8 CCR 4353(a) and 8 CCR 348(a), and that such violation caused the injuries resulting from the March 2, 2013 industrial accident referenced above. At this stage, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from these proceedings. Accordingly, no amounts in respect of this matter have been provided in the Company's accompanying financial statements.  The Company believes it has meritorious defenses to all the foregoing allegations and will continue to vigorously defend against the claims.

In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that any unfavorable outcomes will have a material adverse effect on the Company's consolidated financial position or results of operations.
Note Q - Subsequent Events

Acquisition of Manitoba Harvest

On July 10, 2015, FHF Holdings Ltd., a majority owned subsidiary of the Company, and 1037269 B.C. Ltd., a wholly owned subsidiary of FHF Holdings Ltd. (together, the “Buyer”), closed on the acquisition of all the issued and outstanding capital stock of Fresh Hemp Foods Ltd. (“Manitoba Harvest”) pursuant to a stock purchase agreement (the “Manitoba Harvest Purchase Agreement”) among Manitoba Harvest, Mike Fata, as the Stockholders’ Representative and the Signing Stockholders (as such term is defined in the Manitoba Harvest Purchase Agreement), entered into previously on June 5, 2015. Subsequent to the closing, 1037269 B.C. Ltd. merged with and into Manitoba Harvest.

Headquartered in Winnipeg, Manitoba, Manitoba Harvest is a pioneer and global leader in branded, hemp-based foods. Manitoba Harvest’s award-winning products are currently carried in about 7,000 retail stores across the U.S. and Canada. The Company made loans to and purchased an initial common equity ownership interest in Manitoba Harvest of 87% for a purchase price of approximately $104.4 million (C$132.5 million). Acquisition-related costs were approximately $1.1 million (C$1.4 million). The Company funded the transaction through drawings under its revolving credit facility. The Company provided a credit facility to FHF Holdings Ltd. (the “Borrower”) upon closing of the acquisition, pursuant to which a revolving loan commitment and term loans were made available to the Borrower (the “Manitoba Harvest Credit Agreement”). The initial amount outstanding under these facilities at the close of the Transaction was approximately $23.6 million (C$30 million). The loans to the Borrower are guaranteed by the Borrower's subsidiaries, including Manitoba Harvest. CGM will receive integration service fees of approximately $1.0 million during the first year of ownership, which will be payable quarterly as services are rendered, beginning September 30, 2015.

Sale of CamelBak

On August 3, 2015, the Company sold its majority owned subsidiary, CamelBak, based on a total enterprise value of $412.5 million. The Company’s share of the net proceeds, at closing, after accounting for the redemption of CamelBak’s noncontrolling holders and the payment of transaction expenses totaled $367.8 million. The Company anticipates recording a gain on the sale of CamelBak ranging between $150 million and $170 million for the quarter ended September 30, 2015. CGM’s profit allocation is expected to range from approximately $30 million to $34 million and is anticipated to be paid in the fourth quarter of 2015. The sale of CamelBak did not meet the criteria for the assets of CamelBak to be classified as held for sale at June 30, 2015.
The transaction is subject to typical escrow requirements and adjustments for certain changes in the working capital of CamelBak. The Stock Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions.

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

Recent Events
Acquisition of Manitoba Harvest
On July 10, 2015, we closed on the acquisition of all of the issued and outstanding capital stock of Fresh Hemp Foods Ltd. (“Manitoba Harvest”) pursuant to a stock purchase agreement entered into on June 5, 2015. Headquartered in Winnipeg, Manitoba, Manitoba Harvest is a pioneer and global leader in branded, hemp-based foods. Manitoba Harvest’s award-winning products are currently carried in about 7,000 retail stores across the U.S. and Canada.
The purchase price was approximately $104.4 million (C$132.5 million), and acquisition related costs were approximately $1.1 million (C$1.4 million). We funded the acquisition through drawings on our 2014 Revolving Credit Facility. CGM acted as an advisor to us on the deal and will continue to provide integration services during the first year of our ownership of Manitoba Harvest. CGM will receive integration service fees of approximately $1.0 million, which will be payable quarterly as services are rendered, beginning September 30, 2015.
Sale of CamelBak
On August X, 2015, we sold our majority owned subsidiary, CamelBak, for a total enterprise value of $412.5 million. Our share of the net proceeds, at closing, after accounting for the redemption of CamelBak’s noncontrolling holders and the payment of transaction expenses totaled $367.8 million. The Company anticipates recording a gain on the sale of CamelBak ranging between $150 million and $170 million for the quarter ended September 30, 2015. CGM’s profit allocation is expected to range from approximately $30 million to $34 million and is anticipated to be paid in the fourth quarter of 2015. The sale of CamelBak did not meet the criteria for the assets of CamelBak to be classified as held for sale at June 30, 2015.
The transaction is subject to adjustments for certain changes in the working capital of CamelBak. The Stock Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions.

2015 Outlook

We continue to see an increase in middle market deal flow in the first half of 2015 relative to 2014, both in terms of quantity and quality, in part due to attractive valuations for sellers. High valuation levels continue to be driven by the availability of debt capital with favorable terms and financial and strategic buyers seeking to deploy available equity capital.

Results of Operations
We were formed on November 18, 2005 and acquired our existing businesses (segments) at June 30, 2015 as follows:

May 16, 2006	August 1, 2006	August 31, 2007	March 31, 2010	September 16, 2010

Advanced Circuits	Tridien	American Furniture	Liberty Safe	Ergobaby

August 24, 2011	March 5, 2012	August 26, 2014	October 10, 2014

CamelBak	Arnold Magnetics	Clean Earth	SternoCandleLamp

In the following results of operations, we provide (i) our actual consolidated results of operations for the three and six months ended June 30, 2015 and 2014, which includes the historical results of operations of our businesses (operating segments) from the date of acquisition and (ii) comparative results of operations for each of our businesses on a stand-alone basis for the three and six months ended June 30, 2015 and 2014. On July 10, 2014 our ownership interest in FOX decreased to 41% and as a result, beginning July 10, 2014 FOX no longer met the requirements for inclusion in our consolidated Results of Operations.

In the table below we remove the results of operations of FOX that are included in our historical condensed consolidated results of operations through July 10, 2014, in order to provide a meaningful comparison of the combined results of operations of our majority-owned businesses for the three and six month periods ended June 30, 2015 and 2014.

Consolidated Results of Operations – Compass Diversified Holdings and Compass Group Diversified Holdings LLC

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
(in thousands)	Consolidated Results of Operations	Consolidated Results of Operations	Less: FOX (three months)	Consolidated Results less FOX
Net sales	$284,727	$269,084	$86,373	$182,711
Cost of sales	198,766	186,542	59,420	127,122
Gross profit	85,961	82,542	26,953	55,589
Selling, general and administrative expense	45,540	48,080	13,543	34,537
Fees to manager	6,791	5,023	—	5,023
Amortization of intangibles	9,415	7,678	1,674	6,004
Impairment expense	258	—	—	—
Operating income	$23,957	$21,761	$11,736	$10,025

	Six months ended June 30, 2015	Six Months Ended June 30, 2014
(in thousands)	Consolidated Results of Operations	Consolidated Results of Operations	Less: FOX (six months)	Consolidated Results less FOX
Net sales	$541,998	$515,132	$142,481	$372,651
Cost of sales	384,121	356,238	98,511	257,727
Gross profit	157,877	158,894	43,970	114,924
Selling, general and administrative expense	89,568	94,253	24,452	69,801
Fees to manager	13,649	9,758	—	9,758
Amortization of intangibles	19,428	15,027	3,035	11,992
Impairment expense	9,165	—	—	—
Operating income	$26,067	$39,856	$16,483	$23,373

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Net sales
On a consolidated basis, net of FOX, net sales for the three months ended June 30, 2015 increased by approximately $102.0 million or 55.8%.  Our acquisitions of Clean Earth and SternoCandleLamp in August and October 2014, respectively, contributed $82.1 million of the total increase. During the three months ended June 30, 2015 compared to 2014, we also saw notable sales increases at American Furniture ($9.8 million), and Liberty ($5.8 million) offset in part by decreased sales at Arnold Magnetics ($3.4 million). Refer to “Results of Operations - Our Businesses” for a more detailed analysis of net sales by business segment.

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

Cost of sales
On a consolidated basis, net of FOX, cost of sales increased approximately $71.6 million during the three month period ended June 30, 2015, compared to the corresponding period in 2014. The 2014 acquisitions had cost of sales of $60.6 million during the three months ended June 30, 2015. Gross profit as a percentage of sales was approximately 30.2% in the three months ended June 30, 2015 compared to 30.4% in 2014. Refer to “Results of Operations - Our Businesses” for a more detailed analysis of cost of sales by business segment.

Selling, general and administrative expense
On a consolidated basis, net of FOX, selling, general and administrative expense increased approximately $11.0 million during the three month period ended June 30, 2015, compared to the corresponding period in 2014. The increase in expenses in the 2015 quarter compared to 2014 is principally the result of including the expenses from our 2014 acquisitions ($11.2 million). Refer to “Results of Operations - Our Businesses” for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, selling, general and administrative expense decreased $0.2 million in the three months ended June 30, 2015, compared to the same period in 2014.

Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended June 30, 2015, we incurred approximately $6.8 million in expense for these fees compared to $5.0 million for the corresponding period in 2014. The $1.8 million increase in the three months ended June 30, 2015 is principally due to the increase in consolidated net assets resulting from the acquisitions of Clean Earth and SternoCandleLamp during the third and fourth quarter of 2014.

Impairment expense

In January 2015, one of Tridien's largest customers informed the Company that it would not renew its purchase agreement when it expires on September 30, 2015. This customer represented 20% of Tridien's sales in 2014. The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived asset impairment analysis which resulted in impairment of the Tridien goodwill of $8.9 million during the first quarter of 2015. We completed the impairment testing during the second quarter of 2015 and recorded an additional $0.3 million in impairment expense related to goodwill and long-lived assets.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Net sales

On a consolidated basis, net of FOX, net sales for the six months ended June 30, 2015 increased by approximately $169.3 million or 45.4%.  Our acquisitions of Clean Earth and SternoCandleLamp in August and October 2014, respectively, contributed $145.8 million of the total increase. During the six months ended June 30, 2015 compared to 2014, we also saw notable sales increases at American Furniture ($15.9 million), and Ergobaby ($3.1 million) offset in part by decreased sales at Arnold Magnetics ($2.9 million). Refer to “Results of Operations - Our Businesses” for a more detailed analysis of net sales by business segment.

Cost of sales

On a consolidated basis, net of FOX, cost of sales increased approximately $126.4 million during the six month period ended June 30, 2015, compared to the corresponding period in 2014. The 2014 acquisitions had cost of sales of $110.8 million during the six months ended June 30, 2015. Gross profit as a percentage of sales was approximately 29.1% in the six months ended June 30, 2015 compared to 30.8% in 2014. Refer to “Results of Operations - Our Businesses” for a more detailed analysis of cost of sales by business segment.

Selling, general and administrative expense

On a consolidated basis, net of FOX, selling, general and administrative expense increased approximately $19.8 million during the six month period ended June 30, 2015, compared to the corresponding period in 2014. The increase in expenses in the 2015 quarter compared to 2014 is principally the result of including the expenses from our 2014 acquisitions ($20.2 million). Refer to “Results of Operations - Our Businesses” for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, selling, general and administrative expense was flat in the six months ended June 30, 2015, compared to the same period in 2014.

Fees to manager

Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the six months ended June 30, 2015, we incurred approximately $13.6 million in expense for these fees compared to $9.8 million for the corresponding period in 2014. The $3.9 million increase in the six months ended June 30, 2015 is principally due to the increase in consolidated net assets resulting from the acquisitions of Clean Earth and SternoCandleLamp during the third and fourth quarter of 2014.

Impairment expense

In January 2015, one of Tridien's largest customers informed the Company that it would not renew its purchase agreement when it expires on September 30, 2015. This customer represented 20% of Tridien's sales in 2014. The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived asset impairment analysis which resulted in impairment of the Tridien goodwill of $8.9 million during the first quarter of 2015. We completed the impairment testing during the second quarter of 2015 and recorded an additional $0.3 million in impairment expense related to goodwill and long-lived assets.

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

The following discussion reflects a comparison of the historical results of operations of each of our businesses for the three and six month periods ending June 30, 2015 and June 30, 2014 on a stand-alone basis. For the 2014 acquisitions, the following discussion reflects pro forma results of operations for the three and six months ended June 30, 2014 as if we had acquired the businesses on January 1, 2014. Where appropriate, relevant pro forma adjustments are reflected as part of the historical operating results. We believe this is the most meaningful comparison of the operating results for each of our business segments. The following results of operations at each our businesses are not necessarily indicative of the results to be expected for a full year.

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
Historical Financial Performance
On August 3, 2015, we sold CamelBak to Vista Outdoor Inc. for an enterprise value of $412.5 million. After costs, fees and noncontrolling interest, we received approximately $367.8 million closing and expect to record a gain on the sale of CamelBak during the third quarter of 2015 ranging between $150 million and $170 million.
Results of Operations
The table below summarizes the income from operations data for CamelBak for the three and six month periods ended June 30, 2015 and June 30, 2014.

	Three months ended		Six months ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net sales	$42,574	$40,879	$79,496	$79,649
Cost of sales	23,673	23,500	45,363	45,365
Gross profit	18,901	17,379	34,133	34,284
Selling, general and administrative expense	9,314	9,247	17,892	17,994
Fees to manager	125	125	250	250
Amortization of intangibles	2,178	2,178	4,356	4,356
Income from operations	$7,284	$5,829	$11,635	$11,684
Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Net sales
Net sales for the three months ended June 30, 2015 were approximately $42.6 million, an increase of $1.7 million, or 4.1%, compared to the same period in 2014. The increase in net sales is a result of an increase in gross sales in Hydration systems ($2.3 million), Accessories ($0.6 million) and Gloves ($1.1 million), offset in part by a decrease in gross sales in Bottles ($1.4 million). The increase in Hydration systems sales during the three months ended June 30, 2015 compared to the same period in 2014 is primarily attributable to the timing of shipments of certain pack shipments as a result of the West Coast port congestion, which delayed shipments during the fourth quarter of 2014 and the first quarter of 2015, while the increase in Gloves sales is due to greater demand during the quarter from Military customers. The decrease in sales of Bottles during the three months ended June 30, 2015 compared to 2014 is due to the timing of certain customer promotions relative to the prior year.

Sales of Hydration systems and Bottles represented approximately 85% of gross sales for the three months ended June 30, 2015 compared to 88% for the same period in 2014. Military sales were approximately 21% of gross sales for the three months ended June 30, 2015 compared to 17% for the same period in 2014. International sales were approximately 16% of gross sales for the the three months ended June 30, 2015 as compared to 21% of gross sales for the three months ended June 30, 2014. The increase in Military sales is attributable to the increase in Glove sales and the timing of certain hydration orders.

Cost of sales
Cost of sales for the three months ended June 30, 2015 was approximately $23.7 million compared to approximately $23.5 million in the same period of 2014. Gross profit as a percentage of sales increased to 44.4% for the quarter ended June 30, 2015 from 42.5% in the quarter ended June 30, 2014. The increase in gross profit as a percentage of sales is principally attributable to a more favorable product mix during the quarter and a reduction in revenue derived from close-out sales as compared to the second quarter of 2014.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2015 increased slightly to $9.3 million or 21.9% of net sales compared to $9.2 million or 22.6% of net sales for the same period of 2014. This increase is primarily attributable to the increase in sales for the 2015 quarter as compared to the same period in 2014.

Income from operations
Income from operations for the three months ended June 30, 2015 was approximately $7.3 million, an increase of $1.5 million when compared to the same period in 2014, based on the factors described above.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Net sales
Net sales for the six months ended June 30, 2015 were approximately $79.5 million, a decrease of $0.2 million, or 0.2%, compared to the same period in 2014. The decrease in net sales is a result of a decrease in gross sales in Hydration systems ($0.3 million), and Bottles ($0.6 million), offset in part by an increase in sales of Accessories ($0.9 million) and Gloves ($1.1 million). The decrease in Bottle sales during the six months ended June 30, 2015 compared to the same period in 2014 is primarily attributable to the timing of certain customer promotions relative to the prior year, while the decrease in sales of Hydration systems during the six months ended June 30, 2015 compared to 2014 is due to the timing of shipments for certain pack models and the impact on revenue as a result of the strong U.S.Dollar during the period.

Sales of Hydration systems and Bottles represented approximately 85% of gross sales for the six months ended June 30, 2015 compared to 88% for the same period in 2014. Military sales were approximately 20% of gross sales for the six months ended June 30, 2015 compared to 18% for the same period in 2014. International sales were approximately 21% of gross sales for the six months ended June 30, 2015 as compared to 24% for the six months ended June 30, 2014. The increase in Military sales for the period is attributable to the increase in Glove sales and initial sales of CamelBak's Chem Bio Reservoir™ X (CBR-X) product to the U.S. Military during the second quarter of 2015.

Cost of sales
Cost of sales for both the six months ended June 30, 2015 and June 30, 2014 were approximately $45.4 million. Gross profit as a percentage of sales decreased to 42.9% for the six months ended June 30, 2015 from 43.0% in the six months ended June 30, 2014. The decrease is principally attributable to the strengthening of the U.S. dollar versus the Euro and the British Pound, as well as increased freight costs due to expediting shipments via air freight to mitigate the impact of the West Coast port congestion.

Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2015 decreased slightly to approximately $17.9 million or 22.5% of net sales compared to $18.0 million or 22.6% of net sales for the same period of 2014. This decrease is primarily attributable to the slightly lower sales for 2015 as compared to the same period in 2014.

Income from operations
Income from operations for the six months ended June 30, 2015 was flat at $11.6 million when compared to the same period in 2014, based on the factors described above.

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
Results of Operations
The table below summarizes the income from operations data for Ergobaby for the three and six month periods ended June 30, 2015 and June 30, 2014.

	Three months ended		Six months ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net sales	$21,492	$19,467	$42,160	$39,039
Cost of sales	7,348	7,079	14,503	14,261
Gross profit	14,144	12,388	27,657	24,778
Selling, general and administrative expense	7,745	7,279	15,084	14,459
Fees to manager	125	125	250	250
Amortization of intangibles	633	756	1,276	1,511
Income from operations	$5,641	$4,228	$11,047	$8,558
Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Net sales
Net sales for the three months ended June 30, 2015 were $21.5 million, an increase of $2.0 million or 10.4% compared to the same period in 2014. During the three months ended June 30, 2015, international sales were approximately $12.3 million, representing an increase of $1.7 million over the corresponding period in 2014. International baby carrier and accessory sales increased by approximately $1.5 million and international infant travel systems sales increased by approximately $0.2 million during the quarter ended June 30, 2015 as compared to the comparable quarter in 2014. Domestic sales were $9.2 million in the second quarter of 2015 reflecting an increase of $0.3 million over the corresponding period in 2014. The growth in domestic sales in the second quarter of 2015 compared to the same period in 2014 is attributable to increased sales of baby carrier and accessories ($0.8 million) to national and specialty retail accounts, offset by a decrease in domestic revenues for infant travel systems and accessories ($0.5 million). The increase in baby carrier sales was attributable to the demand for the Ergobaby’s 360 four position carrier, which was launched domestically in late Q2 2015. The decrease in infant travel systems and accessories sales was primarily attributable to higher revenues in the three month period ended June 30, 2014, the quarter following the launch of the new Orbit Baby G3 infant travel system, which includes stroller bases, various seats and accessories, into the domestic market. Baby carriers and accessories represented 84.1% of sales in the three months ended June 30, 2015 compared to 81.8% in the same period in 2014.

Cost of sales
Cost of sales was approximately $7.3 million for the three months ended June 30, 2015, as compared to $7.1 million for the three months ended June 30, 2014, an increase of $0.2 million. The increase in cost of sales was primarily attributable to higher sales compared to the prior period. Gross profit as a percentage of sales was 65.8% for the quarter ended June 30, 2015 compared to 63.6% for the same period in 2014. The 220 basis point increase is primarily attributable to product sales mix, with a larger percentage of higher margin baby carrier sales as compared to the prior period.

Selling, general and administrative expenses
Selling, general and administrative expense for the three months ended June 30, 2015 increased to approximately $7.7 million or 36.0% of net sales compared to $7.3 million or 37.4% of net sales for the same period of 2014. The $0.4 million increase in the three months ended June 30, 2015 compared to the same period in 2014 was primarily attributable to increases in employee related costs, due to increased headcount, an increase in product development related expenses, an increase in variable distribution expenses due to higher domestic revenues, and an increase in travel related expenses, partially offset by a reduction in foreign currency translation expense.

Income from operations
Income from operations for the three months ended June 30, 2015 increased $1.4 million, to $5.6 million, compared to $4.2 million for the same period of 2014, based on the factors described above.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Net sales
Net sales for the six months ended June 30, 2015 were $42.2 million, an increase of $3.1 million or 8.0% compared to the same period in 2014. During the six months ended June 30, 2015, international sales were approximately $23.2 million, representing a decrease of $1.5 million over the corresponding period in 2014. International baby carrier and accessory sales increased by approximately $1.0 million, and international infant travel systems sales increased by approximately $0.5 million during the first half of 2015 as compared to the first half of 2014. Domestic sales were $18.9 million in the first six months of 2015 reflecting an increase of $1.6 million over the corresponding period in 2014. The growth in domestic sales in the first six months of 2015 compared to the same period in 2014 is attributable to increased sales of baby carrier and accessories ($3.4 million) to national and specialty retail accounts, offset by a decrease in domestic revenues for infant travel systems and accessories ($1.9 million). The increase in baby carrier sales was attributable to the demand for the Ergobaby’s 360 four position carrier, which was domestically available late Q2 2015. The decrease in infant travel systems and accessories sales was primarily attributable to higher revenues in the six month period ended June 30, 2014 in which Ergobaby launched the new Orbit Baby G3 infant travel system, which includes stroller bases, various seats and accessories, into the domestic market. Baby carriers and accessories represented 84.0% of sales in the six months ended June 30, 2015 compared to 79.6% in the same period in 2014.

Cost of sales
Cost of sales was approximately $14.5 million for the six months ended June 30, 2015 as compared to $14.3 million for the six months ended June 30, 2014. The increase in cost of sales was primarily attributable to higher sales compared to the prior period. Gross profit as a percentage of sales was 65.6% for the six months ended June 30, 2015 compared to 63.5% for the same period in 2014. The 211 basis point increase is primarily attributable to product sales mix, with a larger percentage of higher margin baby carrier sales as compared to the prior period.

Selling, general and administrative expenses
Selling, general and administrative expense for the six months ended June 30, 2015 increased to approximately $15.1 million or 35.8% of net sales compared to $14.5 million or 37.0% of net sales for the same period of 2014. The $0.6 million increase in the six months ended June 30, 2015 compared to the same period in 2014 was primarily attributable to increases in employee related costs due to increased headcount, an increase in variable expenses due to higher domestic revenues, and an increase in rent expenses as a result of a new office lease, partially offset by a reduction in marketing expenses.

Income from operations
Income from operations for the six months ended June 30, 2015 increased $2.4 million, to $11.0 million, compared to $8.6 million for the same period of 2014, based on the factors described above.

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

We made loans to and purchased a controlling interest in Liberty Safe for approximately $70.2 million in March 2010, representing approximately 96% of the equity in Liberty.

Results of Operations
The table below summarizes the income from operations data for Liberty Safe for the three and six month periods ended June 30, 2015 and June 30, 2014.

	Three months ended		Six months ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net sales	$24,756	$18,957	$50,609	$47,852
Cost of sales	18,172	17,188	38,255	40,084
Gross profit	6,584	1,769	12,354	7,768
Selling, general and administrative expense	3,431	2,919	6,692	6,128
Fees to manager	125	125	250	250
Amortization of intangibles	264	972	1,244	1,927
Income (loss) from operations	$2,764	$(2,247)	$4,168	$(537)

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Net sales
Net sales for the quarter ended June 30, 2015 increased approximately $5.8 million or 30.6% compared to the corresponding quarter ended June 30, 2014. Non-Dealer sales were approximately $12.8 million in the three months ended June 30, 2015 compared to $8.9 million for the three months ended June 30, 2014 representing an increase of $3.9 million or 43.1%. Dealer sales totaled approximately $11.9 million in the three months ended June 30, 2015 compared to $10.0 million in the same period in 2014, representing an increase of $1.9 million or 19.9%. The increase in second quarter 2015 sales is attributable to a return to a more normalized level of market demand following the abnormal industry cycle in 2013 and 2014, particularly the market softening experienced during 2014. Liberty Safe has increased its production output to meet the current demand, and has reached targeted manufacturing output levels during the second quarter of 2015. Liberty Safe’s sales backlog was approximately $7.3 million at June 30, 2015 compared to approximately $6.0 million at June 30, 2014.

Cost of sales
Cost of sales for the three months ended June 30, 2015 increased approximately $1.0 million when compared to the same period in 2014. Gross profit as a percentage of net sales totaled approximately 26.6% and 9.3% for the quarters ended June 30, 2015 and June 30, 2014, respectively. The significant increase in gross profit as a percentage of sales during the three months ended June 30, 2015 compared to the same period in 2014 is attributable to favorable cost variances as a result of improved manufacturing efficiencies due to greater volume output, the effect of a price increase implemented in the first quarter of 2015, and an increase in the reserve for inventory during the three months ended June 30, 2014 which negatively impacted gross margin in that quarter.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2015 increased to approximately $3.4 million or 13.9% of net sales compared $2.9 million or 15.4% of net sales for the same period of 2014. The $0.5 million increase is primarily attributable to a higher level of dealer co-op advertising during the three months ended June 30, 2015.

Income (loss) from operations
Income from operations increased $5.0 million during the three months ended June 30, 2015 to $2.8 million compared to a loss from operations of $2.2 million during the same period in 2014, principally as a result of the increase in sales and gross profit, as described above.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Net sales
Net sales for the six months ended June 30, 2015 increased approximately $2.8 million or 5.8% compared to the corresponding period ended June 30, 2014. Non-Dealer sales were approximately $27.5 million in the six months ended June 30, 2015 compared to $25.9 million for the six months ended June 30, 2014 representing an increase of $1.6 million or 6.2%. Dealer sales totaled approximately $23.1 million in the six months ended June 30, 2015 compared to $21.9 million in the same period in 2014, representing an increase of $1.2 million or 5.3%. Higher production output coupled with the increase in market demand has facilitated the year over year sales growth. The increase in 2015 sales is attributable to a return to a more normalized level of market demand following the abnormal industry cycle in 2013 and 2014, particularly the market softening experienced during 2014. Liberty Safe has increased its production output to meet the current demand, and has reached targeted manufacturing output levels during the second quarter of 2015. Liberty Safe’s sales backlog was approximately $7.3 million at June 30, 2015 compared to approximately $6.0 million at June 30, 2014.

Cost of sales
Cost of sales for the six months ended June 30, 2015 decreased approximately $1.8 million when compared to the same period in 2014. Gross profit as a percentage of net sales totaled approximately 24.4% and 16.2% for the six months ended June 30, 2015 and June 30, 2014, respectively. The significant increase in gross profit as a percentage of sales during the six months ended June 30, 2015 compared to the same period in 2014 is attributable to favorable cost variances as a result of improved manufacturing efficiencies due to greater volume output, the effect of a price increase implemented in the first quarter of 2015, and an increase in the reserve for inventory during the three months ended June 30, 2014 which negatively impacted gross margin in the prior period.

Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2015 increased to approximately $6.7 million or 13.2% of net sales compared to $6.1 million or 12.8% of net sales for the same period of 2014. The $0.6 million increase is primarily attributable to a higher level of dealer co-op advertising and certain administrative expenses during the six months ended June 30, 2015.

Income (loss) from operations
Income from operations increased $4.7 million during the six months ended June 30, 2015 to $4.2 million compared to a loss from operations of $0.5 million during the same period in 2014, principally as a result of the increase in sales and gross profit, as described above.

Niche Industrial Businesses
Advanced Circuits
Overview
Advanced Circuits is a provider of small-run, quick-turn and volume production PCBs to customers throughout the United States. Collectively, small-run and quick-turn PCBs represented approximately 53% of Advanced Circuits’ gross revenues in 2015. Small-run and quick-turn PCBs typically command higher margins than volume production PCBs given that customers require high levels of responsiveness, technical support and timely delivery of small-run and quick-turn PCBs and are willing to pay a premium for them. Advanced Circuits is able to meet its customers’ demands by manufacturing custom PCBs in as little as 24 hours, while maintaining over 98.0% error-free production rates and real-time customer service and product tracking 24 hours per day.
We purchased a controlling interest in Advanced Circuits on May 16, 2006.
Results of Operations
The table below summarizes the income from operations data for Advanced Circuits for the three and six month periods ended June 30, 2015 and June 30, 2014.

	Three months ended		Six months ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net sales	$23,082	$21,286	$44,500	$42,148
Cost of sales	12,514	11,666	24,381	22,847
Gross profit	10,568	9,620	20,119	19,301
Selling, general and administrative expense	3,426	3,549	6,872	6,937
Fees to manager	125	125	250	250
Amortization of intangibles	251	767	510	1,533
Income from operations	$6,766	$5,179	$12,487	$10,581

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Net sales
Net sales for the three months ended June 30, 2015 increased approximately $1.8 million to $23.1 million as compared to the three months ended June 30, 2014. During the three months ended June 30, 2015, gross sales in Long-Lead Time PCBs increased by $1.3 million, and gross sales in Quick-Turn Small-Run and Quick-Turn Production PCBs increased by $0.7 million when compared to the three months ended June 30, 2014. Sales from Quick-Turn Small-Run and Quick-Turn Production PCBs represented approximately 52.2% of gross sales in the second quarter of 2015 compared to 54.0% during the same period of 2014.

Cost of sales
Cost of sales for the three months ended June 30, 2015 increased approximately $0.8 million compared to the comparable period in 2014. Gross profit as a percentage of sales increased 60 basis points during the three months ended June 30, 2015 (45.8% at June 30, 2015 compared to 45.2% at June 30, 2014) primarily as a result of sales mix.

Selling, general and administrative expense
Selling, general and administrative expenses were approximately $3.4 million in the three months ended June 30, 2015 as compared to $3.5 million for the three months ended June 30, 2014. Selling, general and administrative expenses represented 14.8% of net sales for the three months ended June 30, 2015 compared to 16.7% of net sales in the prior year period. The decrease in selling, general and administrative expenses is primarily due to the $0.1 million relating to unsuccessful acquisition costs recognized in the prior year period.

Income from operations
Income from operations for the three months ended June 30, 2015 was approximately $6.8 million compared to $5.2 million in the same period in 2014, an increase of approximately $1.6 million, principally as a result of the factors described above, as well as a decrease in amortization expense of $0.5 million due to certain intangible assets being fully amortized during the prior year.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Net sales
Net sales for the six months ended June 30, 2015 increased approximately $2.4 million to $44.5 million as compared to the six months ended June 30, 2014. During the six months ended June 30, 2015, gross sales increased in Long-Lead Time PCBs by $1.8 million, Assembly sales increased by $0.3 million, and Quick-Turn Production and Small-Run PCBs increased by $0.4 million when compared to the six months ended June 30, 2014. Sales from Quick-Turn production and Small-Run PCBs represented approximately 53.1% of gross sales in the first six months of 2015 compared to 55.4% during the same period of 2014.

Cost of sales
Cost of sales for the six months ended June 30, 2015 increased approximately $1.5 million compared to the comparable period in 2014. Gross profit as a percentage of sales decreased 60 basis points during the six months ended June 30, 2015 (45.2% at June 30, 2015 compared to 45.8% at June 30, 2014) primarily as a result of sales mix.

Selling, general and administrative expense
Selling, general and administrative expenses were approximately $6.9 million in both the six months ended June 30, 2015 and 2014. Selling, general and administrative expenses represented 15.4% of net sales for the six months ended June 30, 2015 compared to 16.5% of net sales in the prior year period.

Income from operations
Income from operations for the six months ended June 30, 2015 was approximately $12.5 million compared to $10.6 million in the same period in 2014, an increase of approximately $1.9 million, principally as a result of the factors described above, as well as a decrease in amortization expense of $1.0 million as a result of certain intangible assets being fully amortized during the prior year.

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
Results of Operations
The table below summarizes the income (loss) from operations data for American Furniture for the three and six month periods ended June 30, 2015 and June 30, 2014.

	Three months ended		Six months ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net sales	$42,427	$32,651	$83,352	$67,491
Cost of sales	38,584	29,702	75,394	61,078
Gross profit	3,843	2,949	7,958	6,413
Selling, general and administrative expense	2,281	1,919	4,707	4,250
Fees to manager	—	—	—	—
Amortization of intangibles	13	13	26	26
Income from operations	$1,549	$1,017	$3,225	$2,137

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Net sales
Net sales for the three months ended June 30, 2015 increased approximately $9.8 million, or 29.9% over the corresponding three months ended June 30, 2014. During the three months ended June 30, 2015, stationary product gross sales increased by approximately $5.5 million and motion and recliner product gross sales increased approximately $4.1 million compared to the same period in 2014. This increase in sales for both product lines is principally attributable to a combination of increases in average unit price and an increase in the number of orders received from, and amount of products shipped to, American Furniture’s top twenty-five customers.

Cost of sales
Cost of sales increased approximately $8.9 million in the three months ended June 30, 2015 compared to the same period of 2014. Gross profit as a percentage of sales was 9.1% in the three months ended June 30, 2015 compared to 9.0% for the same period in 2014. A favorable sales mix enabled gross margins to increase in the 2015 quarter. In addition, as a result of the increase in production levels during the second quarter of 2015, AFM experienced favorable volume variances as a result of the increase in production levels offset slightly by negative overhead absorption variances during the second quarter of 2015.

Selling, general and administrative expense
Selling, general and administrative expense was $2.3 million for the three months ended June 30, 2015 as compared to $1.9 million in the same period of 2014. Selling, general and administrative costs as a percentage of sales were 5.4% in the second quarter of 2015 compared to 5.9% in 2014. The increase in selling, general and administrative expense during the quarter was primarily due to the overall increase in revenue resulting in higher sales commissions, as well as an increase in salaries and outside services versus the comparable quarter in 2014.

Income from operations
Income from operations was approximately $1.5 million for the three months ended June 30, 2015 compared to $1.0 million in the three months ended June 30, 2014, an increase of $0.5 million, principally due to the factors described above.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Net sales
Net sales for the six months ended June 30, 2015 increased approximately $15.9 million, or 23.5% over the corresponding six months ended June 30, 2014. During the six months ended June 30, 2015, stationary product gross sales increased by approximately $8.8 million and motion and recliner product gross sales increased approximately $6.9 million compared to the same period in 2014. This increase in sales for both product lines is principally attributable to a combination of increases in average unit price and an increase in the number of orders received from, and amount of products shipped to, American Furniture’s top twenty-five customers.

Cost of sales
Cost of sales increased approximately $14.3 million in the six months ended June 30, 2015 compared to the same period of 2014, primarily as a result of the increase in revenue during the first half of 2015. Gross profit as a percentage of sales was 9.5% in both the six months ended June 30, 2015 and 2014.

Selling, general and administrative expense
Selling, general and administrative expense was $4.7 million for the six months ended June 30, 2015 as compared to $4.3 million in the same period of 2014. Selling, general and administrative costs as a percentage of sales were 5.6% in the first quarter of 2015 compared to 6.3% in 2014. The increase in selling, general and administrative expense was primarily attributable to the overall increase in revenue resulting in higher sales commissions during the first half of 2015.

Income from operations
Income from operations was approximately $3.2 million for the six months ended June 30, 2015 compared to $2.1 million in the six months ended June 30, 2014, an increase of $1.1 million, principally due to the factors described above.

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
Results of Operations
The table below summarizes the income from operations data for Arnold Magnetics for the three and six month periods ended June 30, 2015 and June 30, 2014.

	Three months ended		Six months ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net sales	$29,360	$32,767	$60,548	$63,446
Cost of sales	23,116	24,960	47,296	48,393
Gross profit	6,244	7,807	13,252	15,053
Selling, general and administrative expense	3,519	4,171	7,767	8,994
Fees to manager	125	125	250	250
Amortization of intangibles	880	875	1,761	1,749
Income from operations	$1,720	$2,636	$3,474	$4,060

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Net sales
Net sales for the three months ended June 30, 2015 were approximately $29.4 million, a decrease of $3.4 million compared to the same period in 2014. The decrease in net sales is a result of a decrease in net sales in the PMAG product sector ($3.8 million) offset by an increase in the Precision Thin Metals ($0.3 million) and Flexmag ($0.1 million) product sectors. PMAG sales represented approximately 71% of net sales for the three months ended June 30, 2015 compared to 75% for the three months ended June 30, 2014. The decrease in PMAG sales during the three months ended June 30, 2015 compared to the same period in 2014 is principally attributable to lower sales of the reprographic application of the PMAG division, as well as weaker economic conditions in Europe, primarily in the oil and gas sector, which is a component of PMAG. The increase in Flexmag sales is the result of increased customer demand during the quarter. The increase in Precision Thin Metals sales is attributable to positive steps taken over the last year by management to identify new customers and applications.

International sales were $10.6 million during the three months ended June 30, 2015 compared to $15.3 million during the same period in 2014, a decrease of $4.7 million or 30.5%. The decrease in international sales is due to a decrease in sales in the PMAG sector as noted above.

Cost of sales
Cost of sales for the three months ended June 30, 2015 were approximately $23.1 million compared to approximately $25.0 million in the same period of 2014. Gross profit as a percentage of sales decreased from 23.8% for the quarter ended June 30, 2014 to 21.3% in the quarter ended June 30, 2015. The decrease is principally attributable to decreased margins in the PMAG sector due to volume reductions, offset in part by an increase in margin in the Flexmag and Precision Thin Metals sectors. The increase in margins in the Flexmag and Precision Thin Metals sector are due to a more favorable customer/product sales mix during the three months ended June 30, 2015 compared to the same period in 2014, as well as the positive impact of new customers and applications and increased production efficiencies in the Precision Thin Metals sector.

Selling, general and administrative expense
Selling, general and administrative expense in the three month period ended June 30, 2015 was $3.5 million as compared to approximately $4.2 million for the three months ended June 30, 2014. The decrease in expense is primarily attributable to headcount reduction implemented during the first and third quarter of 2014, which reduced the employee related expenses incurred in the three months ended June 30, 2015 as compared to the prior year.

Income from operations
Income from operations for the three months ended June 30, 2015 was approximately $1.7 million, a decrease of $0.9 million when compared to the same period in 2014, principally as a result of the factors described above.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Net sales
Net sales for the six months ended June 30, 2015 were approximately $60.5 million, a decrease of $2.9 million compared to the same period in 2014. The decrease in net sales is a result of a decrease in sales in the PMAG product sector ($4.6 million), offset by an increase in net sales in the Precision Thin Metals sector ($1.5 million) and Flexmag sector ($0.2 million). PMAG sales represented approximately 72% of net sales for the six months ended June 30, 2015 compared to 76% for the six months ended June 30, 2014. The decrease in PMAG sales during the six months ended June 30, 2015 compared to the same period in 2014 is principally attributable to lower sales of the reprographic application of the PMAG division, as well as weaker economic conditions in Europe, primarily in the oil and gas sector, which is a component of PMAG. The increase in Flexmag sales is the result of increased customer demand during the quarter. The increase in Precision Thin Metals sales is attributable to positive steps taken over the last year by management to identify new customers and applications.

International sales were $23.0 million during the six months ended June 30, 2015 compared to $29.6 million during the same period in 2014, a decrease of $6.6 million or 22.2%. The decrease in international sales is due to a decrease in sales in the PMAG sector as noted above.

Cost of sales
Cost of sales for the six months ended June 30, 2015 were approximately $47.3 million compared to approximately $48.4 million in the same period of 2014. Gross profit as a percentage of sales decreased from 23.7% for the six months ended June 30, 2014 to 21.9% in the six months ended June 30, 2015. The decrease is principally attributable to decreased margins in the PMAG sector due to volume reductions, offset in part by an increase in margin in the Flexmag and Precision Thin Metals sectors. The increase in margins in the Flexmag and Precision Thin Metals sector are due to a more favorable customer/product sales mix during the six months ended June 30, 2015 compared to the same period in 2014, as well as the positive impact of new customers and applications and increased production efficiencies in the Precision Thin Metals sector.

Selling, general and administrative expense
Selling, general and administrative expense in the six month period ended June 30, 2015 was $7.8 million as compared to approximately $9.0 million for the six months ended June 30, 2014. The decrease in expense is primarily attributable to headcount reduction implemented during the third quarter of 2014, which reduced the employee related expenses incurred in the six months ended June 30, 2015 as compared to the prior year.

Income from operations
Income from operations for the six months ended June 30, 2015 was approximately $3.5 million, a decrease of $0.6 million when compared to the same period in 2014, principally as a result of the factors described above.

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
Results of Operations and Pro forma Results of Operations
The table below summarizes the income from operations data for Clean Earth for the three month period ended June 30, 2015 and the pro forma income from operations data for the three month period ended June 30, 2014.

	Three months ended		Six months ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
		(Pro forma)		(Pro forma)
Service revenues	$43,702	$37,111	$78,831	$68,053
Cost of services (a)	31,936	23,962	59,759	47,166
Gross profit	11,766	13,149	19,072	20,887
Selling, general and administrative expense (b)	7,016	6,219	12,448	10,459
Fees to manager (c)	125	125	250	250
Amortization of intangibles (d)	3,031	2,881	6,334	5,762
Income from operations	$1,594	$3,924	$40	$4,416

Pro-forma results of operations of Clean Earth for the three and six months ended June 30, 2014 include the following pro-forma adjustments, applied to historical results as if we acquired Clean Earth on January 1, 2014:

(a) Cost of services was increased $0.3 million and $0.6 million in the three months and six months ended June 30, 2014, respectively, for additional depreciation expense associated the fair value step up of property, plant and equipment, resulting from the purchase price allocation in connection with our acquisition.

(b) Selling, general and administrative costs were increased by approximately $0.2 million and $0.4 million in the three and six months ended June 30, 2014 representing an adjustment for additional expense related to stock options issued to management.

(c) Represents management fees that would have been payable to the Manager in the three and six months ended June 30, 2014.

(d) Represents an increase in amortization of intangible assets totaling $2.4 million and $4.9 million in the three and six months ended June 30, 2014, respectively, for additional amortization expense associated with the fair value step up of intangible assets resulting from the purchase price allocation in connection with our acquisition.

Three months ended June 30, 2015 compared to the pro forma three months ended June 30, 2014.

Service revenues
Service revenues for the three months ended June 30, 2015 were approximately $43.7 million, an increase of $6.6 million or 17.8% compared to the same period in 2014. The increase in service revenues is principally the result of the Clean Earth’s December 2014 acquisition of all of the assets of American Environmental Services, Inc ("AES") which operates two RCRA Part B hazardous waste facilities, and growth at its existing RCRA Part B facility. For the three months ended June 30, 2015, contaminated soil volume increased 18% as compared to the same period last year principally attributable to increased commercial development activity in the Greater Washington, D. C. area, and hazardous waste volume increased 96% primarily as a result of the AES acquisition. Revenue from dredged material decreased for the three months ended June 30, 2015 as compared to the same period in 2014 due to the timing of new bidding activity. Contaminated soils represented approximately 62% of net sales for the three months ended June 30, 2015 compared to 59% of net sales for the same period in 2014.

Cost of services
Cost of services for the three months ended June 30, 2015 were approximately $31.9 million compared to approximately $24.0 million in the same period of 2014. Gross profit as a percentage of sales decreased from 35.4% for the three month period ended

June 30, 2014 to 26.9% for the same period ended June 30, 2015. The 850 basis points decrease in gross margin during the three months ended June 30, 2015 was primarily due to the mix of services provided during the second quarter of 2015 as compared to the prior year, with a reduction in revenue from dredge material as well as decreased margins from contaminated soils due to increased depreciation expense and equipment rental expense.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2015 increased to approximately $7.0 million or 16.1% of service revenues compared to $6.2 million or 16.8% of service revenues for the same period in 2014. The $0.8 million increase in selling, general and administrative expenses in the three months ended June 30, 2015 compared to 2014 is primarily attributable to the acquisition of AES in December 2014, increased stock compensation expense and integration services fees associated with the acquisition of Clean Earth, as well as compensation expense associated with increased employee headcount.

Amortization expense

Amortization expense for the three months ended June 30, 2015 was $3.0 million, an increase of $0.2 million compared to the three months ended June 30, 2014. The increase is due to additional amortization expense in 2015 from the AES acquisition.

Income from operations
Income from operations for the three months ended June 30, 2015 was approximately $1.6 million as compared to income from operations of $3.9 million for the three months ended June 30, 2014, a decrease of $2.3 million, primarily as a result of those factors described above.

Six months ended June 30, 2015 compared to the pro forma six months ended June 30, 2014

Service revenues
Service revenues for the six months ended June 30, 2015 were approximately $78.8 million, an increase of $10.8 million or 13.7% compared to the same period in 2014. The increase in service revenues is principally the result of the Clean Earth’s December 2014 acquisition of all of the assets of American Environmental Services, Inc ("AES") which operates two RCRA Part B hazardous waste facilities, and growth at its existing RCRA Part B facility. For the six months ended June 30, 2015, contaminated soil volume increased 19% as compared to the same period last year principally attributable to increased commercial development activity in the Greater Washington, D. C. area, and hazardous waste volume increased 123% primarily as a result of the AES acquisition. Revenue from dredged material decreased for the six months ended June 30, 2015 as compared to the same period in 2014 due to the timing of new bidding activity. Contaminated soils represented approximately 59% of net sales for both the six months ended June 30, 2015 and June 30, 2014.

Cost of services
Cost of services for the six months ended June 30, 2015 were approximately $59.8 million compared to approximately $47.2 million in the same period of 2014. Gross profit as a percentage of sales decreased from 30.7% for the six month period ended June 30, 2014 to 24.2% for the same period ended June 30, 2015. The 650 basis points decrease in gross margin during the six months ended June 30, 2015 was primarily due to the mix of services provided during the six months ended June 30, 2015 as compared to the prior year, with a reduction in revenue from dredge material as well as decreased margins from contaminated soils due to increased depreciation expense and equipment rental expense.

Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2015 increased to approximately $12.4 million or 15.8% of service revenues compared to $10.5 million or 15.4% of service revenues for the same period in 2014. The $2.0 million increase in selling, general and administrative expenses in the six months ended June 30, 2015 compared to 2014 is primarily attributable to the acquisition of AES in December 2014, increased stock compensation expense and integration services fees associated with the acquisition of Clean Earth, as well as compensation expense associated with increased employee headcount.

Amortization expense
Amortization expense for the six months ended June 30, 2015 was $6.3 million, an increase of $0.6 million compared to the six months ended June 30, 2014. The increase is due to additional amortization expense in 2015 from the AES acquisition ($0.3 million) and an increase in the amortization of airspace, which is recognized based on usage rather than over the estimated useful life of the asset.

Income from operations
Income from operations for the six months ended June 30, 2015 was approximately $0.04 million as compared to income from operations of $4.4 million for the six months ended June 30, 2014, a decrease of $4.4 million, primarily as a result of those factors described above.

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
Results of Operations
The table below summarizes the income from operations data for SternoCandleLamp for the three and six months ended June 30, 2015 and the pro forma income from operations data for the three and six month period ended June 30, 2014.

	Three months ended		Six months ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
		(Pro forma)		(Pro forma)
Net sales	$38,366	$37,672	$66,970	$67,349
Cost of sales	28,645	28,922	51,034	52,400
Gross Profit	9,721	8,750	15,936	14,949
Selling, general and administrative expenses	4,169	3,603	7,791	6,911
Management fees (a)	125	125	250	250
Amortization of intangibles (b)	1,504	1,503	2,316	3,007
Income from operations	$3,923	$3,519	$5,579	$4,781

Pro-forma results of operations of SternoCandleLamp for the three and six months ended June 30, 2014 include the following pro-forma adjustments, applied to historical results as if we acquired SternoCandleLamp on January 1, 2014:

(a) Represents management fees that would have been payable to the Manager in the three and six months ended June 30, 2014.

(b) Represents an increase in amortization of intangible assets totaling $1.0 million and $1.9 million, respectively, in the three and six months ended June 30, 2014 for additional amortization expense associated the fair value step up of intangible assets resulting from the purchase price allocation in connection with our acquisition.

Three months ended June 30, 2015 compared to the pro forma three months ended June 30, 2014

Net sales
Net sales for the three months ended June 30, 2015 were approximately $38.4 million, an increase of $0.7 million or 1.8% compared to the same period in 2014. The decrease in net sales is primarily a result of the timing of orders from one of SternoCandleLamp's larger customers.

Cost of sales
Cost of sales for the three months ended June 30, 2015 were approximately $28.6 million compared to approximately $28.9 million in the same period of 2014. Gross profit as a percentage of sales increased from 23.2% for the three months ended June 30, 2014 to 25.3% for the same period ended June 30, 2015. The increase in gross margin during the three months ended June 30, 2015 primarily reflects labor and manufacturing efficiencies during the second quarter of 2015 as compared to the second quarter of 2014, and favorable sales mix.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2015 and 2014 was approximately $4.2 million and $3.6 million, respectively. The increase is primarily a result of integration services fees incurred during the three months ended June 30, 2015. Selling, general and administrative expense represented 10.9% of net sales for the three months ended June 30, 2015 as compared to 9.6% of net sales for the same period in 2014.

Income from operations
Income from operations for the three months ended June 30, 2015 was approximately $3.9 million, an increase of $0.4 million when compared to the same period in 2014, as a result of those factors described above as well as a decrease in amortization expense as a result of the finalization of the purchase price allocation for SternoCandleLamp in the three months ended March 31, 2015.

Six months ended June 30, 2015 compared to the pro forma six months ended June 30, 2014

Net sales
Net sales for the six months ended June 30, 2015 were approximately $67.0 million, a decrease of $0.4 million or 0.6% compared to the same period in 2014. The decrease in net sales is primarily a result of the timing of orders from one of SternoCandleLamp's larger customers.

Cost of sales
Cost of sales for the six months ended June 30, 2015 were approximately $51.0 million compared to approximately $52.4 million in the same period of 2014. Gross profit as a percentage of sales increased from 22.2% for the six months ended June 30, 2014 to 23.8% for the same period ended June 30, 2015. The increase in gross margin during the six months ended June 30, 2015 primarily reflects greater labor and manufacturing efficiencies during the first half of 2015 as compared to the first half of 2014 as SternoCandleLamp continued to integrate the acquisition of Sterno by CandleLamp, and favorable sales mix.

Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2015 and 2014 was approximately $7.8 million and $6.9 million, respectively. The increase is primarily a result of integration services fees incurred during the six months ended June 30, 2015. Selling, general and administrative expense represented 11.6% of net sales for the six months ended June 30, 2015 as compared to compared to 10.3% of net sales for the same period in 2014.

Income from operations
Income from operations for the six months ended June 30, 2015 was approximately $5.6 million, an increase of $0.8 million when compared to the same period in 2014, due to those factors described above as well as a decrease in amortization expense as a result of the finalization of the purchase price allocation for SternoCandleLamp in the first quarter of 2015.

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
We purchased a controlling interest in Tridien in August 2006.
Results of Operations
The table below summarizes the income from operations data for Tridien for the three and six month periods ended June 30, 2015 and June 30, 2014

	Three months ended		Six months ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net sales	$18,968	$16,704	$35,532	$33,026
Cost of sales	14,777	13,027	28,134	25,700
Gross profit	4,191	3,677	7,398	7,326
Selling, general and administrative expense	2,435	2,622	4,895	5,104
Fees to manager	88	88	175	175
Amortization of intangibles	405	444	850	889
Impairment expense	258	—	9,165	—
Income (loss) from operations	$1,005	$523	$(7,687)	$1,158

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Net sales
Net sales for the three months ended June 30, 2015 were approximately $19.0 million compared to approximately $16.7 million for the same period in 2014, an increase of $2.3 million or 13.6%. Sales of non-powered products (including patient positioning devices) totaled $14.7 million during the three months ended June 30, 2015 representing an increase of $0.8 million compared to the same period in 2014. Sales of powered products totaled $4.3 million during the three months ended June 30, 2015 representing an increase of $1.5 million compared to the same period in 2014. The increase in non-powered product sales in the three months ended June 30, 2015 compared to the same period in 2014 is principally the result of increased sales to one of Tridien's larger customers, whose contract is expiring in the fourth quarter of 2015. Improved powered products sales in the three months ended June 30, 2015 compared to the same period in 2014 is principally the result of increased sales of recently developed products.

Cost of sales
Cost of sales increased approximately $1.8 million for the three months ended June 30, 2015 compared to the same period in 2014. Gross profit as a percentage of sales was approximately 22.1% in the three month period ended June 30, 2015 compared to 22.0% in the same period of 2014. The increase in cost of sales is attributable to the increase in powered product sales for the period, which have higher margins than non-powered products.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2015 was approximately $2.4 million as compared to $2.6 million for the same period in 2014. There were no notable changes in the components of these costs during the current quarter.

Impairment expense

In January 2015, one of Tridien's largest customers informed the Company that it would not renew its purchase agreement when it expires during the fourth quarter of 2015. This customer represented 20% of Tridien's sales in 2014. The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived asset impairment analysis. The result of this impairment analysis (step 1) indicated that goodwill was impaired. The preliminary results of the step 2 impairment analysis resulted in a write down of goodwill of $8.9 million during the first quarter of 2015. We completed the step 2 impairment analysis during the second quarter of 2015 and recognized an additional $0.3 million in impairment expense, primarily related to the technology and patent long-lived asset.

Income from operations
Income from operations was approximately $1.0 million in the three months ended June 30, 2015 as compared to $0.5 million in the three months ended June 30, 2014, an increase of $0.5 million due primarily to the factors described above.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Net sales
Net sales for the six months ended June 30, 2015 were approximately $35.5 million compared to approximately $33.0 million for the same period in 2014, an increase of $2.5 million or 7.6%. Sales of non-powered products (including patient positioning devices) totaled $28.5 million during the six months ended June 30, 2015 representing an increase of $1.8 million compared to the same period in 2014. Sales of powered products totaled $7.0 million during the six months ended June 30, 2015 representing an increase of $0.6 million compared to the same period in 2014. The increase in non-powered product sales in the six months ended June 30, 2015 compared to the same period in 2014 is principally the result of increased sales to two of Tridien's largest customers, one of whose contract is expiring in the fourth quarter of 2015. Improved powered products sales in the six months ended June 30, 2015 compared to the same period in 2014 is principally the result of increased sales of recently developed products.

Cost of sales
Cost of sales increased approximately $2.4 million for the six months ended June 30, 2015 compared to the same period in 2014. Gross profit as a percentage of sales was approximately 20.8% in the six month period ended June 30, 2015 compared to 22.2% in the same period of 2014. The decrease in gross profit as a percentage of sales was primarily due to an unfavorable product sales mix and higher raw material and production costs incurred during the six months ended June 30, 2015 compared to the same period in 2014.

Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2015 was approximately $4.9 million as compared to $5.1 million for the same period in 2014. There were no notable changes in the components of these costs during the current quarter.

Impairment expense

In January 2015, one of Tridien's largest customers informed the Company that it would not renew its purchase agreement when it expires in the fourth quarter of 2015. This customer represented 20% of Tridien's sales in 2014. The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived asset impairment analysis. The result of this impairment analysis (step 1) indicated that goodwill was impaired. The results of the step 2 impairment analysis resulted in a write down of goodwill of $8.9 million and a write down of long-lived intangible assets of $0.2 million.

Income (loss) from operations
Loss from operations was approximately $7.7 million in the six months ended June 30, 2015 as compared to income from operations of approximately $1.2 million in the six months ended June 30, 2014, a decrease of approximately $8.9 million due primarily to the goodwill impairment.

Liquidity and Capital Resources

The change in cash and cash equivalents is as follows:

	Six months ended
(in thousands)	June 30, 2015	June 30, 2014
Cash provided by operations	$32,267	$11,320
Cash used in investing activities	(9,249)	(51,582)
Cash (used in) provided by financing activities	(21,660)	42,231
Effect of exchange rates on cash and cash equivalents	318	151
Increase in cash and cash equivalents	$1,676	$2,120

Cash Flow from Operating Activities

For the six months ended June 30, 2015, cash flows provided by operating activities totaled approximately $32.3 million, which represents a $20.9 million increase compared to cash provided by operations of $11.3 million during the six month period ended June 30, 2014. This increase is principally the result of a decrease in cash used for working capital in the six months ended June 30, 2015 as compared to the same period in 2014 ($18.5 million). Cash used for short term working capital assets was $14.4 million lower in the six months ended June 30, 2015 as compared to the same period in 2014, primarily as a result of the seasonality of FOX in 2014 which is not reflected in 2015 after the deconsolidation of FOX during the third quarter of 2014, and the effect of the acquisition of Clean Earth and SternoCandleLamp in the third and fourth quarter of 2014, respectively.

Cash Flow from Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2015 totaled approximately $9.2 million, compared to $51.6 million used in investing activities in the same period of 2014. The 2014 investing activities include FOX’s acquisition of Sport Truck ($41.0 million) and an add-on acquisition at Liberty, which comprise the majority of cash used in investing activities in the first half of 2014. Capital expenditures in the six months ended June 30, 2015 were $9.0 million as compared to $7.6 million during the six months ended June 30, 2014, with the increase primarily due to capital expenditures at our 2014 acquisitions, Clean Earth and SternoCandleLamp. We expect capital expenditures for the remainder of 2015 to be approximately $10 million to $15 million.

Cash Flow from Financing Activities

Cash flows used in financing activities totaled approximately $21.7 million during the six months ended June 30, 2015 principally reflecting payment of our shareholder distribution ($39.1 million) offset by net borrowings under the 2014 Credit Facility ($17.7 million). Cash flows provided by financing activities during the six months ended June 30, 2014 were approximately $42.2 million principally reflecting borrowings by FOX to finance their acquisition of Sport Truck ($42.0 million) offset in part by our shareholder distribution ($34.8 million) and the result of entering a new credit agreement in June 2014.

At June 30, 2015, we had approximately $25.4 million of cash and cash equivalents on hand. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.

As of June 30, 2015, we had the following outstanding loans due from each of our businesses:

(in thousands)
CamelBak	$99,128
Ergobaby	$28,648
Liberty	$31,312
Advanced Circuits	$63,745
American Furniture	$23,885
Arnold Magnetics	$73,100
Clean Earth	$152,835
SternoCandleLamp	$83,042
Tridien	$12,231

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

We believe that we currently have sufficient liquidity and capital resources to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our Board of Directors, over the next twelve months. The quarterly distribution for the three months ended June 30, 2015 was paid on July 29, 2015 and totaled $19.5 million.

On June 6, 2014 we entered in a new credit facility, the 2014 Credit Facility replacing our existing 2011 Credit Facility entered into in October 2011. The 2014 Credit Facility provides for (i) revolving loans, swing line loans and letters of credit up to an maximum aggregate amount of $400 million and matures in June 2019, and (ii) a $325 million term loan. Our 2014 Term Loan requires quarterly payments of $0.8 million with a final payment of the outstanding principal balance due in June 2021. (Refer to Note H to the Condensed Consolidated Financial Statements for a complete description of our 2014 Credit Facility.) We amended the 2014 Credit Facility in June 2015, primarily to allow us to make intercompany loans to, and acquire, Canadian-based companies on an unsecured basis, and to modify provisions that would allows for early termination of a "Leverage Increase Period," thereby providing us with additional flexibility as to the timing of subsequent acquisitions.

We had $206.4 million in net availability under the 2014 Revolving Credit Facility at June 30, 2015. $4.6 million in outstanding borrowings under the 2014 Revolving Credit Facility at June 30, 2015 reflected outstanding letters of credit.

The following table reflects required and actual financial ratios as of June 30, 2015 included as part of the affirmative covenants in our 2014 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	3.61:1.0
Total Debt to EBITDA Ratio	less than or equal to 4.25:1.0	3.04:1.0

We intend to use the availability under our 2014 Credit Facility and cash on hand to pursue acquisitions of additional businesses to the extent permitted under our 2014 Credit Facility, to fund distributions and to provide for other working capital needs.

Subsequent Events - Liquidity and Capital Resources

On July 10, 2015, we closed on the acquisition of approximately 87% of the outstanding common stock of Fresh Hemp Foods Ltd. (“Manitoba Harvest”). The purchase price was approximately $104.4 million (C$132.5 million), and acquisition related costs were approximately $1.1 million (C$1.4 million). We funded the acquisition through drawings on our Revolving Credit Facility.

On August 3, 2015, we sold our majority owned subsidiary, CamelBak, based on a total enterprise value of $412.5 million. Our share of the net proceeds, at closing, after accounting for the redemption of CamelBak’s noncontrolling holders and the payment of transaction expenses totaled $367.8 million. CGM’s profit allocation is expected to range from approximately $30 million to $34 million and is anticipated to be paid in the fourth quarter of 2015. We expect to use the proceeds from the sale of CamelBak to paydown the outstanding amount on the 2014 Revolving Credit Facility so that subsequent to the sale of CamelBak, we expect to have no outstanding borrowings under its revolving credit facility.

Interest Expense
We recorded interest expense totaling $12.8 million for the six months ended June 30, 2015 compared to $9.4 million for the comparable period in 2014.

The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Six months ended June 30,
	2015	2014
Interest on credit facilities	$9,838	$7,288
Unused fee on Revolving Credit Facility	606	1,248
Amortization of original issue discount	335	546
Unrealized losses (gains) on interest rate derivatives (1)	1,867	273
Letter of credit fees	63	19
Other	137	23
Interest expense	$12,846	$9,397
Average daily balance of debt outstanding	$517,503	$310,632
Effective interest rate	5.0%	6.1%

(1) On September 16, 2014, we purchased an interest rate swap (the “New Swap”) with a notional amount of $220 million effective April 1, 2016 through June 6, 2021. The agreement requires us to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At June 30, 2015, the New Swap had a fair value loss of $10.7 million, reflecting the present value of future payments and receipts under the agreement and is reflected as a component of interest expense and other non-current liabilities. In the above table, we provide the effective interest rate on outstanding debt, which includes the mark-to-market loss on the New Swap. The effective interest rate for incurred debt for the six months ended June 30, 2015 after elimination of the New Swap, which has a term that does not begin until April 1, 2016, is 4.3%. Refer to Note I - Derivatives and Hedging Activities of the condensed consolidated financial statements.

Income Taxes
We incurred income tax expense of $9.2 million with an effective tax rate of 87.7% during the six months ended June 30, 2015 compared to $7.8 million with an effective income tax rate of 28.3% during the same period in 2014. Non-deductible costs at the corporate level, including the loss on our equity method investment in FOX in the six months ended June 30, 2015 and the effect of the impairment loss at our Tridien subsidiary, account for the majority of the remaining difference in our effective income tax rates in both periods.

The components of income tax expense as a percentage of income from continuing operations before income taxes for the six months ended June 30, 2015 and 2014 are as follows:

	Six months ended June 30,
	2015	2014
United States Federal Statutory Rate	35.0%	35.0%
State income taxes (net of Federal benefits)	5.8	(7.9)
Foreign income taxes	(0.6)	(2.1)
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	16.0	8.7
Effect of loss on equity method investment (2)	7.6	—
Impact of subsidiary employee stock options	2.9	0.6
Domestic production activities deduction	(3.9)	(2.8)
Effect of impairment expense	21.1	—
Non-recognition of NOL carryforwards at subsidiaries	7.9	(0.9)
Other	(4.1)	(2.3)
Effective income tax rate	87.7%	28.3%

(1) The effective income tax rate for the six months ended June 30, 2015 and 2014 includes a significant loss at the Company's parent, which is taxed as a partnership.

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
Adjusted EBITDA – Adjusted EBITDA is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by; (i) non-controlling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting , due diligences, etc.,) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805; (iii) management fees, which reflect fees due quarterly to our Manager in connection with our Management Services Agreement (“MSA’), as well as Integration Services Fees paid by newly acquired companies; (iv) impairment charges, which reflect write downs to goodwill or other intangible assets; (v) gains or losses recorded in connection with our equity method investment; and (vi) gains or losses recorded in connection with the sale of fixed assets.
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

The following table reconciles EBITDA and Adjusted EBITDA to income (loss) from continuing operations, which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Six months ended June 30, 2015

	Corporate	CamelBak	Ergobaby	Liberty	Advanced Circuits	American Furniture	Arnold Magnetics	Clean Earth	Sterno Candle Lamp	Tridien	Consolidated
Net income (loss)	$(7,607)	$5,324	$5,474	$1,422	$6,150	$2,202	$(65)	$(4,526)	$1,163	$(8,249)	$1,288
Adjusted for:
Provision (benefit) for income taxes	(285)	3,656	3,268	499	3,230	38	(138)	(1,874)	819	—	9,213
Interest expense, net	12,645	—	—	—	—	—	—	198	—	—	12,843
Intercompany interest	(24,736)	3,065	2,145	2,185	2,901	993	3,487	5,942	3,483	535	—
Depreciation and amortization	618	6,538	1,880	2,301	1,666	115	4,554	10,706	3,735	1,222	33,335
EBITDA	(19,365)	18,583	12,767	6,407	13,947	3,348	7,838	10,446	9,200	(6,492)	56,679
(Gain) loss on sale of fixed assets	—	—	—	7	11	—	—	139	—	1	158
Non-controlling shareholder compensation	—	458	358	125	12	16	68	596	250	—	1,883
Impairment expense	—	—	—	—	—	—	—	—	—	9,165	9,165
Integration services fee	—	—		—	—	—	—	1,250	750	—	2,000
Loss on equity method investment	2,266	—	—	—	—	—	—	—		—	2,266
Management fees	11,724	250	250	250	250	—	250	250	250	175	13,649
Adjusted EBITDA (1)	$(5,375)	$19,291	$13,375	$6,789	$14,220	$3,364	$8,156	$12,681	$10,450	$2,849	$85,800
Adjusted EBITDA
Six months ended June 30, 2014

	Corporate	CamelBak	Ergobaby	Liberty	Advanced Circuits	American Furniture	Arnold Magnetics	Clean Earth	Sterno Candle Lamp	Tridien	Consolidated
Net income (loss) (1)	$(6,864)	$3,342	$3,564	$(1,762)	$4,828	$998	$443			$620	$5,169
Adjusted for:								Not Applicable	Not Applicable
Provision (benefit) for income taxes	—	2,967	2,356	(1,219)	2,200	—	(215)			—	6,089
Interest expense, net	9,023	5	8	4	(1)	—	(2)			—	9,037
Intercompany interest	(18,646)	5,115	2,541	2,290	3,365	1,123	3,615			597	—
Depreciation and amortization	58	7,146	2,096	3,218	2,743	117	4,390			1,300	21,068
Loss on debt extinguishment	2,143	—	—	—	—	—	—			—	2,143
EBITDA	(14,286)	18,575	10,565	2,531	13,135	2,238	8,231			2,517	43,506
(Gain) loss on sale of fixed assets	—	6	—	17	—	—	39			(3)	59
Non-controlling shareholder compensation	—	473	270	201	12	—	66			25	1,047
Management fees	8,333	250	250	250	250	—	250			175	9,758
Adjusted EBITDA (1)	$(5,953)	$19,304	$11,085	$3,095	$13,397	$2,238	$8,586			$2,714	$54,466

(1) As a result of the deconsolidation of our FOX subsidiary in July 2014, Net income does not include Net income from FOX of $14.5 million for the period January 1, 2014 through June 30, 2014, and Adjusted EBITDA does not include Adjusted EBITDA from FOX of $24.1 million for the period January 1, 2014 through June 30, 2014.

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

	Six Months Ended
(in thousands)	June 30, 2015	June 30, 2014
Net income	$1,288	$19,692
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	32,245	24,534
Impairment expense	9,165	—
Amortization of debt issuance costs and original issue discount	1,425	1,699
Loss on debt extinguishment	—	2,143
Unrealized (gain) loss on interest rate and foreign currency hedges	1,867	273
Excess tax benefit from subsidiary stock option exercise (1)	—	(1,662)
Loss on equity method investment	2,266	—
Noncontrolling shareholder charges	1,883	2,969
Deferred taxes	(1,257)	(2,935)
Other	500	228
Changes in operating assets and liabilities	(17,115)	(35,621)
Net cash provided by operating activities	32,267	11,320
Plus:
Unused fee on revolving credit facility (2)	606	1,174
Excess tax benefit from subsidiary stock option exercise (1)	—	1,662
Integration services fee (3)	2,000	—
Changes in operating assets and liabilities	17,115	35,621
Other	—	96
Less:
Payments on swap	995	996
Maintenance capital expenditures: (4)
Compass Group Diversified Holdings LLC	—	—
Advanced Circuits	257	335
American Furniture	147	145
Arnold	975	1,464
CamelBak	953	1,418
Clean Earth	3,536	—
Ergobaby	934	115
Fox	—	2,241
Liberty	200	433
SternoCandleLamp	627	—
Tridien	550	492
FOX CAD (5)	—	15,039
Other	342	70
Estimated cash flow available for distribution and reinvestment	$42,472	$27,125
Distribution paid in April 2015/2014	$(19,548)	$(17,388)
Distribution paid in July 2015/2014	(19,548)	(17,388)
	$(39,096)	$(34,776)

(1) Represents the non-cash excess tax benefit at FOX related to the exercise of stock options.
(2) Represents the commitment fee on the unused portion of the revolving credit facilities.
(3) Represents fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership, payable quarterly.

(4) Represents maintenance capital expenditures that were funded from operating cash flow, net of proceeds from the sale of property, plant and equipment, and excludes growth capital expenditures of approximately $0.9 million and $1.0 million for the six months ended June 30, 2015 and 2014.
(5) Represents FOX CAD during the six months ended June 30, 2014. The amount includes approximately $23.1 million of EBITDA, less: $3.6 million of cash taxes, $1.9 million of management fees, $2.2 million of maintenance capital expenditures and $0.3 million of interest expense.

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

The following table reflects the year to date activity from our investment in FOX (in thousands):

2015
Balance January 1, 2015	$245,214
Mark-to-market adjustment - March 31, 2015	(13,447)
Balance March 31, 2015	$231,767
Mark-to-market adjustment - June 30, 2015	11,181
Balance at June 30, 2015	$242,948

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
The table below summarizes the payment schedule of our contractual obligations at June 30, 2015:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$612,298	$16,763	$43,980	$230,978	$320,577
Operating lease obligations (2)	93,281	15,145	24,789	17,089	36,258
Purchase obligations (3)	266,562	169,499	49,563	47,500	—
Total (4)	$972,141	$201,407	$118,332	$295,567	$356,835

(1)	Reflects commitment fees and letter of credit fees under our 2014 Revolving Credit Facility and amounts due, together with interest on our 2014 Term Loan Facility.

(2)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.

(3)
Reflects non-cancelable commitments as of June 30, 2015, including: (i) shareholder distributions of $78.2 million; (ii) estimated management fees of $23.8 million per year over the next five years, and (iii) other obligations including amounts due under employment agreements. Distributions to our shareholders are approved by our Board of Directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.

(4)
The contractual obligation table does not include approximately $0.7 million in liabilities associated with unrecognized tax benefits as of June 30, 2015 as the timing of the recognition of this liability is not certain. The amount of the liability is not expected to significantly change in the next twelve months.

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

2015 Interim Impairment Testing - Goodwill, Indefinite-lived Intangible Assets and Long-Lived Assets
In January 2015, one of Tridien's largest customer's informed the company that they would not renew their existing purchase agreement when it expires on September 30, 2015. This customer represented 20% of Tridien's sales in 2014. The expected lost sales and net income were significant enough to trigger an interim goodwill impairment analysis as of January 31, 2015. The result of the first step of the impairment test indicated that the fair value of Tridien was less than its carrying value therefore it was necessary to perform the second step of the impairment test. We estimated the fair value of the Tridien reporting unit using a weighted average of an income and market approach. The income approach was based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital ("WACC") of 15.7%. The market approach was based on earnings multiple data and guideline public companies. The determination of fair value involves the use of significant estimates and assumptions, including revenue growth rates, operating margins, working capital requirements, capital expenditures, tax rates and terminal growth rates. Due to the inherent uncertainty associated with forming these estimates, actual results could differ from those estimates. Future events and changing market conditions may impact our assumptions as to future revenue growth rates, operating margins, market-based WACC and other factors that may result in changes in the estimates of Tridien's fair value.
Based on the second step of the impairment test, we concluded that the implied fair value of goodwill for Tridien was less than its carrying amount, resulting in impairment of the carrying amount of Tridien's goodwill of $8.9 million as of January 31, 2015. We completed our interim goodwill impairment testing of Tridien during the three months ended June 30, 2015, and in addition to the goodwill impairment expense recorded during the first quarter of 2015, we recorded an impairment of Tridien's technology and patents intangible asset of $0.2 million resulting from the Step 2 testing. Tridien's remaining goodwill balance subsequent to the impairment charge is $7.8 million, and Tridien's technology and patent intangible asset balance after the impairment charge was $0.4 million, which is being amortized over a remaining useful life of five years.

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

We use a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment testing. The qualitative factors we consider include, in part, the general macroeconomic environment, industry and market specific conditions for each reporting unit, financial performance including actual versus planned results and results of relevant prior periods, operating costs and cost impacts, as well as issues or events specific to the reporting unit. At March 31, 2015, we determined that Liberty and two of the three reporting units at Arnold, PMAG and Flexmag, required further quantitative testing (step 1) because we could not conclude that the fair value of the reporting units exceeds their carrying value based on qualitative factors alone. For the reporting units that were tested qualitatively, the results of the qualitative analysis indicated that the fair value of those reporting units exceeded their carrying value.

In the first step of the goodwill impairment test, we compare the fair value of each reporting unit to its carrying amount. We estimate the fair value of our reporting units using either an income approach or a market approach, or, where applicable, a weighting of the two methods. Under the income approach, we estimate the fair value of a reporting unit based on the present value of future cash flows. Cash flow projections are based on Management's estimate of revenue growth rates and operating margins and take into consideration industry and market conditions as well as company specific economic factors. The discount rate used is based on the weighted average cost of capital adjusted for the relevant risk associated with the business specific characteristics and the uncertainty associated with the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimate fair value based on market multiples of revenue and earnings derived from comparable public companies with operating and investment characteristics that are similar to the report unit. We weigh the fair value derived from the market approach depending on the level of comparability of these public companies to the reporting unit. When market comparables are not meaningful or available, we estimate the fair value of the reporting unit using only the income approach. For the step 1 quantitative impairment test at Liberty, we utilized both the income approach and the market approach, with a 50% weighting assigned to each method. The weighted average cost of capital used in the income approach at Liberty was 13.8%. For the step 1 quantitative impairment test at the PMAG and Flexmag reporting units of Arnold, we used only an income approach as we determined that the guideline public company comparables for both units were not representative of these reporting units' markets. In the income approach, we used a weighted average cost of capital of 13.6% for PMAG and 14.6% for Flexmag. Results of the quantitative testing of the Liberty reporting unit and Arnold's PMAG and Flexmag reporting units indicated that the fair value of these reporting units exceeded their carrying value.

Indefinite-lived intangible assets
We use a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. Our indefinite-lived intangible assets consist of trade names with a carrying value of approximately $149.7 million. The results of the qualitative analysis of our indefinite lived intangible assets, which we completed during the quarter ended June 30, 2015, indicated that the fair value of the indefinite lived intangible assets exceeded their carrying value.
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
At June 30, 2015 we have several derivative instruments in the form of forward contracts and options that hedge the value of the Eurodollar. The nominal value of these instruments total approximately $1.8 million. Mark-to-market gains or losses from these instruments were not material during the three and six months ended June 30, 2015.

ITEM 4. – CONTROLS AND PROCEDURES

As required by Exchange Act Rule 13a-15(b), Holdings’ Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2015. Based on that evaluation, the Holdings’ Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of June 30, 2015.

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

Tridien's subsidiary, AMF Support Services, Inc. ("AMF") is subject to a workers' compensation claim in the State of California, being adjudicated by the Riverside County Workers' Compensation Appeals Board.  Tridien is a majority owned subsidiary of the Company. The claim is the result of an industrial accident that occurred on March 2, 2013, and the injuries sustained by a contract employee working at Tridien's Corona, California facility.  The employee is seeking workers' compensation benefits from AMF, as the special employer, and the staffing company who employed the worker, as the general employer.  The employee has also alleged that the employee's injuries are the result of the employer's "serious and willful misconduct", and has made a claim under California Labor Code § 4553 for damages.  The claim was initiated on September 13, 2013. If proven, the "serious and willful" penalty is fixed by statute at either $0 or 50% of the value of all workers' compensation benefits paid as a result of the injury and is not insurable. The underlying workers' compensation claims are still being adjudicated. On July 8, 2015, the California District Attorney's Office for the County of Riverside filed a complaint against Tridien in Superior Court of California, County of Riverside, alleging that Tridien committed a violation of Labor Code section 6425(a), a felony, by willfully and unlawfully violating an occupational safety and health standard, order, and special order, or Health and Safety Code section 25910, to wit, 8 CCR 4353(a) and 8 CCR 348(a), and that such violation caused the injuries resulting from the March 2, 2013 industrial accident referenced above. At this stage, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from these proceedings. Accordingly, no amounts in respect of this matter have been provided in the Company's accompanying financial statements.  We believe we have meritorious defenses to all the foregoing allegations and will continue to vigorously defend against the claims.

ITEM 1A. RISK FACTORS

There have been no material changes in those risk factors and other uncertainties associated with the Company and Holdings discussed in the section entitled “Risk Factors” disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 2, 2015.

ITEM 6. Exhibits

Exhibit Number	Description

10.1
First Amendment to Credit Agreement dated June 29, 2015, by and among Compass Group Diversified Holdings LLC, the Lenders signatory thereto, U.S. Bank National Association and Bank of America, N.A. (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2015 (File No. 001-34926)) .

10.2
Stock Purchase Agreement dated as of July 24, 2015, by and among Vista Outdoor Inc., CBAC Holdings, LLC and CamelBak Acquisition Corp. (incorporated by reference to exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 27, 2015 (File No. 001-34927))

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Regular Trustee
Date: August 5, 2015
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 5, 2015

EXHIBIT INDEX

Exhibit Number	Description
10.1
First Amendment to Credit Agreement dated June 29, 2015, by and among Compass Group Diversified Holdings LLC, the Lenders signatory thereto, U.S. Bank National Association and Bank of America, N.A. (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2015 (File No. 001-34926)) .

10.2
Stock Purchase Agreement dated as of July 24, 2015, by and among Vista Outdoor Inc., CBAC Holdings, LLC and CamelBak Acquisition Corp. (incorporated by reference to exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 27, 2015 (File No. 001-34927))

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.