Form 10-Q
period 2015-09-30
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2015-11-04
CIK 1345126, 1345122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company’ in Rule 12b-2 of the Exchange Act

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2015, there were 54,300,000 shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2015

NOTE TO READER
In reading this Quarterly Report on Form 10-Q, references to:

•	the "Trust" and "Holdings" refer to Compass Diversified Holdings;

•	"businesses," "operating segments," "subsidiaries" and "reporting units" refer to, collectively, the businesses controlled by the Company;

•	the "Company" refer to Compass Group Diversified Holdings LLC;

•	the "Manager" refer to Compass Group Management LLC ("CGM");

•
the "initial businesses" refer to, collectively, Staffmark Holdings, Inc. ("Staffmark"), Crosman Acquisition Corporation, Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits") and Silvue Technologies Group, Inc.;

•	the "2014 acquisitions" refer to, collectively, the acquisitions of Clean Earth Holdings, Inc. and SternoCandleLamp;

•	the "Trust Agreement" refer to the amended and restated Trust Agreement of the Trust dated as of November 1, 2010;

•
the "2011 Credit Facility" refer to a credit agreement (as amended) with a group of lenders led by Toronto Dominion (Texas) LLC, as agent, which provided for the 2011 Revolving Credit Facility and the 2011 Term Loan Facility;

•	the "2011 Revolving Credit Facility" refer to the $320 million Revolving Credit Facility provided by the 2011 Credit Facility;

•	the "2011 Term Loan Facility" refer to the Term Loan Facility provided by the 2011 Credit Facility;

•
the "2014 Credit Facility" refer to the credit agreement, as amended from time to time, entered into on June 6, 2014 with a group of lenders led by Bank of America N.A. as administrative agent, which provides for the 2014 Revolving Credit Facility and the 2014 Term Loan Facility;

•	the "2014 Revolving Credit Facility" refer to the $400 million Revolving Credit Facility provided by the 2014 Credit Facility that matures in June 2019;

•	the "2014 Term Loan" refer to the $325 million Term Loan Facility, provided by the Credit Facility that matures in June 2021;

•	the "LLC Agreement" refer to the fourth amended and restated operating agreement of the Company dated as of January 1, 2012; and

•	"we," "us" and "our" refer to the Trust, the Company and the businesses together.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, contains both historical and forward-looking statements. We may, in some cases, use words such as "project," "predict," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could," "potentially," or "may," or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

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

PART I
FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS

Compass Diversified Holdings
Condensed Consolidated Balance Sheets

(in thousands)	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$88,725	$21,946
Accounts receivable, net	124,240	118,852
Inventories	74,296	58,308
Prepaid expenses and other current assets	24,363	23,357
Current assets held for sale	46,097	98,336
Total current assets	357,721	320,799
Property, plant and equipment, net	109,640	106,981
Equity method investment (refer to Note F)	254,733	245,214
Goodwill	376,064	353,634
Intangible assets, net	361,660	324,091
Deferred debt issuance costs, less accumulated amortization of $2,923 at September 30, 2015 and $1,233 at December 31, 2014	9,887	11,197
Other non-current assets	6,431	5,687
Non-current assets held for sale	—	179,827
Total assets	$1,476,136	$1,547,430
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$50,602	$49,201
Accrued expenses	45,902	52,028
Due to related party	6,374	6,068
Current portion, long-term debt	3,250	3,250
Other current liabilities	6,268	6,311
Current liabilities held for sale	22,396	24,373
Total current liabilities	134,792	141,231
Deferred income taxes	101,067	91,616
Long-term debt, less original issue discount	313,888	485,547
Other non-current liabilities	21,354	14,039
Non-current liabilities held for sale	—	6,663
Total liabilities	571,101	739,096
Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 54,300 shares issued and outstanding at September 30, 2015 and December 31, 2014	825,321	825,321
Accumulated other comprehensive loss	(6,973)	(2,542)
Accumulated earnings (deficit)	50,063	(55,348)
Total stockholders’ equity attributable to Holdings	868,411	767,431
Noncontrolling interest	36,624	25,711
Noncontrolling interest of discontinued operations	—	15,192
Total stockholders’ equity	905,035	808,334
Total liabilities and stockholders’ equity	$1,476,136	$1,547,430
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
(in thousands, except per share data)
Net sales	$164,056	$120,975	$464,375	$488,967
Service revenues	44,092	20,318	122,923	20,318
Total net revenues	208,148	141,293	587,298	509,285
Cost of sales	110,498	81,133	314,102	330,928
Cost of service revenues	28,671	14,120	88,430	14,120
Gross profit	68,979	46,040	184,766	164,237
Operating expenses:
Selling, general and administrative expense	38,975	29,227	105,946	101,235
Management fees	6,461	5,751	19,860	15,259
Amortization expense	7,731	4,577	22,777	15,222
Impairment expense	—	—	9,165	—
Operating income	15,812	6,485	27,018	32,521
Other income (expense):
Interest expense, net	(11,205)	(7,059)	(24,047)	(16,436)
Amortization of debt issuance costs	(561)	(545)	(1,651)	(1,698)
Loss on debt extinguishment	—	—	—	(2,143)
Gain on equity method investment	11,784	—	9,518	—
Gain on deconsolidation of subsidiary	—	264,325	—	264,325
Other income, net	(950)	(425)	(983)	(177)
Income from continuing operations before income taxes	14,880	262,781	9,855	276,392
Provision for income taxes	3,756	3,676	9,274	8,485
Income from continuing operations	11,124	259,105	581	267,907
Income from discontinued operations, net of income tax	3,819	3,425	15,650	14,315
Gain on sale of discontinued operations, net of income tax	165,337	—	165,337	—
Loss on classification as held for sale	(14,262)	—	(14,262)	—
Net income	166,018	262,530	167,306	282,222
Less: Net income attributable to noncontrolling interest	1,428	1,388	2,622	10,364
Less: Income from discontinued operations attributable to noncontrolling interest	90	44	629	382
Net income attributable to Holdings	$164,500	$261,098	$164,055	$271,476
Amounts attributable to Holdings
Income (loss) from continuing operations	9,696	257,717	(2,041)	257,543
Income from discontinued operations, net of income tax	3,729	3,381	15,021	13,933
Gain on sale of discontinued operations, net of income tax	151,075	—	151,075	—
Net income attributable to Holdings	$164,500	$261,098	$164,055	$271,476
Basic and fully diluted income (loss) per share attributable to Holdings (refer to Note L)
Continuing operations	$0.16	$5.08	$(0.09)	$5.05
Discontinued operations	2.85	0.07	3.06	0.29
	$3.01	$5.15	$2.97	$5.34
Weighted average number of shares of trust stock outstanding – basic and fully diluted	54,300	48,300	54,300	48,300
Cash distributions declared per share (refer to Note L)	$0.36	$0.36	$1.08	$1.08
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
(in thousands)
Net income	$166,018	$262,530	$167,306	$282,222
Other comprehensive income (loss)
Foreign currency translation adjustments	(5,145)	(921)	(4,772)	(783)
Pension benefit liability, net	12	(21)	341	(64)
Total comprehensive income, net of tax	$160,885	$261,588	$162,875	$281,375
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

	Trust Shares
(in thousands)	Number of Shares	Amount	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non-Controlling Interest Attrib. to Disc. Ops.	Total Stockholders’ Equity
Balance — January 1, 2015	54,300	$825,321	$(55,348)	$(2,542)	$767,431	$25,711	$15,192	$808,334
Net income (loss)	—	—	164,055	—	164,055	2,622	629	167,306
Total comprehensive income, net	—	—	—	(4,431)	(4,431)	—	—	(4,431)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	2,063	564	2,627
Effect of subsidiary stock options exercise	—	—	—	—	—	500	—	500
Acquisition of Manitoba Harvest	—	—	—	—	—	5,728	—	5,728
Disposition of CamelBak	—	—	—	—	—	—	(16,101)	(16,101)
Effect of classification of American Furniture as held for sale	—	—	—	—	—	—	(284)	(284)
Distributions paid	—	—	(58,644)	—	(58,644)	—	—	(58,644)
Balance — September 30, 2015	54,300	$825,321	$50,063	$(6,973)	$868,411	$36,624	$—	$905,035
See notes to condensed consolidated financial statements.

Compass Diversified Holdings Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$167,306	$282,222
Income from discontinued operations	15,650	14,315
Gain on sale of discontinued operations, net	151,075	—
Net income from continuing operations	581	267,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	16,310	10,308
Amortization expense	25,888	15,222
Impairment expense	9,165	—
Amortization of debt issuance costs and original issue discount	2,154	2,412
Loss on debt extinguishment	—	2,143
Unrealized loss on interest rate swap	8,044	2,809
Noncontrolling stockholder stock based compensation	2,063	2,883
Loss on equity method investment	(9,518)	—
Net gain on deconsolidation of subsidiary	—	(264,325)
Excess tax benefit from subsidiary stock options exercised	—	(1,662)
Deferred taxes	(5,220)	(3,460)
Other	287	270
Changes in operating assets and liabilities, net of acquisition:
Increase in accounts receivable	(276)	(11,348)
(Increase) decrease in inventories	(10,772)	10,289
Decrease (increase)in prepaid expenses and other current assets	1,345	(5,917)
Decrease in accounts payable and accrued expenses	(7,902)	(7,382)
Net cash provided by operating activities - continuing operations	32,149	20,149
Net cash provided by operating activities - discontinued operations	14,322	26,011
Cash provided by operating activities	46,471	46,160
Cash flows from investing activities:
Acquisitions, net of cash acquired	(98,816)	(292,223)
Purchases of property and equipment	(12,079)	(6,980)
Payment of interest rate swap	(1,502)	(1,502)
Proceeds from sale of business	244,269	517
Proceeds from FOX stock offering	—	65,528
Other investing activities	256	(58)
Net cash provided by (used in) investing activities - continuing operations	132,128	(234,718)
Net cash provided by (used in) investing activities - discontinued operations	114,466	(3,181)
Cash provided by (used in) investing activities	246,594	(237,899)

Compass Diversified Holdings Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(in thousands)	2015	2014
Cash flows from financing activities:
Borrowings under credit facility	197,000	476,000
Repayments under credit facility	(369,163)	(307,813)
Distributions paid	(58,644)	(52,164)
Net proceeds provided by noncontrolling shareholders	6,228	4,025
Distributions paid to noncontrolling shareholders	—	(11,870)
Debt issuance costs	(295)	(7,370)
Excess tax benefit from subsidiary stock options exercised	—	1,662
Other	(576)	(139)
Net cash (used in) provided by financing activities	(225,450)	102,331
Foreign currency impact on cash	(2,593)	(552)
Net increase (decrease) in cash and cash equivalents	65,022	(89,960)
Cash and cash equivalents — beginning of period (1)	23,703	113,229
Cash and cash equivalents — end of period (2)	$88,725	$23,269
(1) Includes cash from discontinued operations of $1.8 million at January 1, 2015 and $2.6 million at January 1, 2014.
(2) Includes cash from discontinued operations of $2.3 million at September 30, 2014.

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2015

Note A — Organization and Business Operations
Compass Diversified Holdings, a Delaware statutory trust (the "Trust" or "Holdings"), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability company (the "Company" or "CODI"), was also formed on November 18, 2005 with equity interests which were subsequently reclassified as the "Allocation Interests". The Trust and the Company were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. In accordance with the amended and restated Trust Agreement, dated as of April 25, 2006 (the "Trust Agreement"), the Trust is sole owner of 100% of the Trust Interests (as defined in the Company’s amended and restated operating agreement, dated as of April 25, 2006 (as amended and restated, the "LLC Agreement")) of the Company and, pursuant to the LLC Agreement, the Company has, outstanding, the identical number of Trust Interests as the number of outstanding shares of the Trust. The Company is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.
The Company is a controlling owner of eight businesses, or reportable operating segments, at September 30, 2015. The segments are as follows: The Ergo Baby Carrier, Inc. ("Ergobaby"), Liberty Safe and Security Products, Inc. ("Liberty Safe" or "Liberty"), Fresh Hemp Foods Ltd. ("Manitoba Harvest"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold" or "Arnold Magnetics"), Clean Earth Holdings, Inc. ("Clean Earth"), Candle Lamp Company, LLC ("SternoCandleLamp") and Tridien Medical, Inc. ("Tridien"). Refer to Note E for further discussion of the operating segments. The Company also owns a non-controlling interest of approximately 41% in Fox Factory Holding Corp. ("FOX") which is accounted for as an equity method investment. Compass Group Management LLC, a Delaware limited liability company ("CGM" or the "Manager"), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a management services agreement ("MSA").

Note B — Presentation and Principles of Consolidation
The condensed consolidated financial statements for the three and nine month periods ended September 30, 2015 and September 30, 2014, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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

Discontinued Operations
The Company completed the sale of its majority owned subsidiary, CamelBak Products, LLC ("CamelBak") during the third quarter of 2015. In October 2015, the Company sold its majority owned subsidiary, American Furniture Manufacturing, Inc. ("AFM" or "American Furniture") which met the criteria to be classified as a discontinued operation as of September 30, 2015. As a result, the Company reported the results of operations of CamelBak and American Furniture as discontinued operations in the condensed consolidated statements of operations for all periods presented. In addition, the assets and liabilities associated with these businesses have been reclassified as discontinued operations in the condensed consolidated balance sheets. Refer to Note D for additional information. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.

Recently Adopted Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standard update related to reporting discontinued operations and disclosures of disposals of components of an entity which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and "represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results." The new standard applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The amendment was effective for the Company on January 1, 2015.

Recently Issued Accounting Pronouncements

In September 2015, the FASB issued an accounting standard to simplify the accounting for measurement period adjustments in connection with business combinations by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard update is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The standard update is to be applied prospectively to adjustments of provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. We do not expect the adoption of this standard to have an impact on our condensed consolidated financial statements.

In July 2015, the FASB issued an accounting standard update intended to simplify the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. The new guidance applies only to inventory that is determined by methods other than last-in-first-out and the retail inventory method. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements. The guidance is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption of the guidance is permitted.

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

Note C — Acquisitions
Acquisition of Manitoba Harvest

On July 10, 2015, FHF Holdings Ltd., a majority owned subsidiary of the Company, and 1037269 B.C. Ltd., a wholly owned subsidiary of FHF Holdings Ltd. (together, the "Buyer"), closed on the acquisition of all the issued and outstanding capital stock of Fresh Hemp Foods Ltd. ("Manitoba Harvest") pursuant to a stock purchase agreement (the "Manitoba Harvest Purchase Agreement") among the Buyer, Manitoba Harvest, Mike Fata, as the Stockholders’ Representative and the Signing Stockholders (as such term is defined in the Manitoba Harvest Purchase Agreement), entered into previously on June 5, 2015. Subsequent to the closing, 1037269 B.C. Ltd. merged with and into Manitoba Harvest.

Headquartered in Winnipeg, Manitoba, Manitoba Harvest is a pioneer and global leader in branded, hemp-based foods. Manitoba Harvest’s products are currently carried in approximately 7,000 retail stores across the U.S. and Canada. The Company’s hemp-exclusive, 100% all-natural product lineup includes hemp hearts, hemp oil and protein powder.

The Company made loans to and purchased an 87% controlling interest in Manitoba Harvest. The purchase price, including proceeds from noncontrolling interest, was approximately $101.4 million (C$128.6 million). The Company funded its portion of the acquisition price through drawings on its 2014 Revolving Credit Facility. Manitoba Harvest management and a minority shareholder invested in the transaction along with the Company representing approximately 13% initial noncontrolling interest on a primary basis. The fair value of the noncontrolling interest was determined based on enterprise value of the acquired entity multiplied by the ratio number of shares acquired by the minority shareholders to total shares, less a discount applied to account for the lack of marketability of the minority holders' shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of Manitoba Harvest. CGM will receive integration services fees of $1.0 million which is payable quarterly during the twelve month period subsequent to acquisition as services are rendered.

The results of operations of Manitoba Harvest have been included in the consolidated results of operations since the date of acquisition. Manitoba Harvest's results of operations are reported as a separate operating segment. The estimated fair value of the assets acquired and liabilities assumed presented in the table below are provisional and are based on the information that was available as of the acquisition date. The amounts recorded for property, plant and equipment, intangible assets, goodwill and deferred tax liabilities are preliminary pending finalization of our valuation efforts. The table below provides the recording of assets acquired and liabilities assumed as of the acquisition date.

Manitoba Harvest
(in thousands)
Assets:
Cash	$164
Accounts receivable	3,787
Inventory (1)	8,743
Property, plant and equipment	8,203
Goodwill	32,568
Intangible assets	63,765
Other current and noncurrent assets	1,131
Total assets	$118,361

Liabilities and noncontrolling interest:
Current liabilities	$2,386
Deferred tax liabilities	13,822
Other liabilities	24,120
Noncontrolling interest	5,728
Total liabilities and noncontrolling interest	$46,056

Net assets acquired	$72,305
Noncontrolling interest	5,728
Intercompany loans to business	24,494
$102,527
Acquisition Consideration
Purchase price	$102,527
Working capital adjustment	—
Total purchase consideration	$102,527
Less: Transaction costs	1,145
Purchase price, net	$101,382

(1) Includes $3.1 million of step-up in the basis of inventory.

The Company incurred $1.1 million of transaction costs in conjunction with the acquisition of Manitoba Harvest during the three and nine months ended September 30, 2015 which are included in selling, general and administrative expenses in the consolidated statements of income. The goodwill of $32.6 million, which is not expected to be deductible for tax purposes, reflects the strategic fit of Manitoba Harvest into the Company's branded products businesses.

The values assigned to the identified intangible assets were determined by discounting estimated future cash flows associated with these assets to their present value. The intangible assets recorded in connection with the Manitoba Harvest acquisition are as follows (in thousands):

Intangible assets	Amount	Estimated Useful Life
Tradename (unamortizable)	$13,636	N/a
Technology and processes	9,616	10 years
Customer relationships	40,513	15 years
	$63,765

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

Headquartered in Hatboro, Pennsylvania, Clean Earth provides environmental services for a variety of contaminated materials including soils, dredged material, hazardous waste and drill cuttings. Clean Earth analyzes, treats, documents and recycles waste streams generated in multiple end-markets such as power, construction, oil and gas, infrastructure, industrial and dredging. Treatment includes thermal desorption, dredged material stabilization, bioremediation, physical treatment/screening and chemical fixation. Before the company accepts contaminated materials, it identifies a third party "beneficial reuse" site such as commercial redevelopment or landfill capping where the materials will be sent after they are treated. Clean Earth holds the largest market share in the contaminated materials and dredged material management market and operates 14 permitted facilities in the Eastern U.S. Revenues from the environmental recycling facilities are generally recognized at the time of treatment.
The Company made loans to and purchased a 98% controlling interest in Clean Earth. The purchase price, including proceeds from noncontrolling interest, was approximately $251.4 million. The Company funded its portion of the acquisition through drawings on its 2014 Revolving Credit Facility and cash on hand. Clean Earth management invested in the transaction along with the Company representing an approximate 2% initial noncontrolling interest on a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of Clean Earth. CGM received integration service fees of approximately $2.5 million which was payable quarterly during a twelve month period as services were rendered beginning in the quarter ended December 31, 2014.
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
	$135,939

Acquisition of SternoCandleLamp
On October 10, 2014, the Company, through its wholly owned subsidiary business, Sternocandlelamp Holdings, Inc., entered into a membership interest purchase agreement (the "Sterno Purchase Agreement") with Candle Lamp Holdings, LLC (the "Seller"), and Candle Lamp Company, LLC ("SternoCandleLamp") pursuant to which the Sternocandlelamp Holdings, Inc. acquired all of the issued and outstanding equity of SternoCandleLamp (the "Acquisition"). Headquartered in Corona, California, SternoCandleLamp is the leading manufacturer and marketer of portable food warming fuel and creative table lighting solutions for the food service industry. SternoCandleLamp’s product line includes wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps. The purchase price was approximately $160.0 million. In addition to its equity investment in SternoCandleLamp, the Company provided loans totaling approximately $91.6 million to SternoCandleLamp as part of the transaction. The transaction is accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of SternoCandleLamp. CGM received integration service fees of $1.5 million which was payable quarterly over a twelve month period as services were rendered beginning in the quarter ending December 31, 2014.
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
	$90,950

Unaudited pro forma information
The following unaudited pro forma data for the nine months ended September 30, 2015 and September 30, 2014 gives effect to the acquisition of Clean Earth, SternoCandleLamp, and Manitoba Harvest, as described above, as if the acquisition had been completed as of January 1, 2014, and the sale of CamelBak and AFM as if the dispositions had been completed on January 1, 2014. The unaudited pro forma data for the three and nine months ended September 30, 2015 gives effect to the acquisition of Manitoba Harvest as if the acquisition had been completed as of January 1, 2014. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

(in thousands)	Nine months ended September 30,
	2015	2014
Net sales	$610,511	$731,463
Operating income	28,686	38,023
Net income	381	258,932
Net income attributable to Holdings	(2,719)	248,056
Basic and fully diluted net income per share attributable to Holdings	$(0.10)	$4.85

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

Note D - Discontinued operations

Sale of CamelBak

On August 3, 2015, the Company sold its majority owned subsidiary, CamelBak, based on a total enterprise value of $412.5 million. The CamelBak purchase agreement contains customary representations, warranties, covenants and indemnification provisions, and the transaction is subject to customary working capital adjustments.

The Company received approximately $367.8 million in cash related to its debt and equity interests in CamelBak after payments to noncontrolling shareholders and payment of all transaction expenses. The Company recognized a gain of $165.3 million for the three and nine months ended September 30, 2015 as a result of the sale of CamelBak.

Summarized operating results for the three and nine months ended September 30, 2015 and 2014 through the date of disposition are as follows (in thousands):

(in thousands)	For the period July 1, 2015 through disposition	Three months ended September 30, 2014	For the period Jan. 1, 2015 through disposition	Nine months ended September 30, 2014
Net sales	$17,023	$33,496	$96,519	$113,145
Gross profit	7,282	13,732	41,415	48,016
Operating income	2,713	2,833	14,348	14,517
Income from continuing operations before income taxes	4,315	3,275	16,607	14,995
Provision for income taxes	1,355	251	5,010	3,218
Income from discontinued operations (1)	$2,960	$3,024	$11,597	$11,777

(1) The results for the periods from July 1, 2015 through disposition and January 1, 2015 through disposition, and the three and nine months ended September 30, 2014, exclude $0.6 million, $3.9 million, $2.6 million and $8.0 million, respectively, of intercompany interest expense.

Sale of AFM

On October 5, 2015, the Company sold its majority owned subsidiary, American Furniture, for a sale price of $24.1 million. The Company received approximately $23.5 million in net proceeds related to its debt and equity interests in American Furniture after payment of all transaction expenses. The sale of American Furniture met the criteria for the assets to be classified as held for sale as of September 30, 2015, and American Furniture is presented as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. The Company recognized a loss on the sale of American Furniture of $14.3 million. This loss was recognized during the quarter ended September 30, 2015 based on the initial write-down of American Furniture's carrying amounts to fair value. The fair value of the assets and liabilities of American Furniture have been classified as current at September 30, 2015.

Summarized operating results for the three and nine months ended September 30, 2015 and 2014 through the date of classification as held for sale at September 30, 2015 are as follows (in thousands):

(in thousands)	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Net sales	$39,068	$28,351	$122,420	$95,842
Gross profit	3,656	2,278	11,613	8,691
Operating income	901	401	4,126	2,538
Income from continuing operations before income taxes	902	401	4,134	2,538
Provision for income taxes	43	—	81	—
Income from discontinued operations (1)	$859	$401	$4,053	$2,538

(1) The results for the three and nine months ended September 30, 2015, and the three and nine months ended September 30, 2014, exclude $0.5 million, $1.5 million, $0.6 million and $1.7 million, respectively, of intercompany interest expense.

The following table presents summary balance sheet information of the CamelBak and American Furniture businesses held for sale as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
	American Furniture	CamelBak	American Furniture	Total
Assets:
Cash	$1,879	$975	$781	$1,756
Accounts receivable, net	17,666	22,492	16,191	38,683
Inventories	26,552	27,511	25,395	52,906
Prepaid expenses and other current assets	—	4,627	364	4,991
Current assets held for sale	$46,097	$55,605	$42,731	$98,336
Property, plant and equipment, net	—	7,987	903	8,890
Goodwill	—	5,546	—	5,546
Intangible assets, net	—	162,761	368	163,129
Other non-current assets	—	2,262	—	2,262
Noncurrent assets held for sale	$—	$178,556	$1,271	$179,827
Liabilities:
Accounts payable	19,976	6,431	6,468	12,899
Accrued expenses and other current liabilities	2,420	9,834	1,640	11,474
Current liabilities held for sale	$22,396	$16,265	$8,108	$24,373
Deferred income taxes	—	6,115	—	6,115
Other noncurrent liabilities	—	548	—	548
Noncurrent liabilities held for sale	$—	$6,663	$—	$6,663
Noncontrolling interest of discontinued operations	$284	$14,932	$260	$15,192

Note E — Operating Segment Data
At September 30, 2015, the Company had eight reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

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

•
Manitoba Harvest is a pioneer and leader in the manufacture and distribution of branded, hemp-based foods. Manitoba Harvest’s products, which include Hemp Hearts™, Hemp Heart Bites™, Hemp Heart Bars™, and Hemp protein powders, are currently carried in over 7,000 retail stores across the U.S. and Canada. Manitoba Harvest is headquartered in Winnipeg, Manitoba.

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

The tabular information that follows shows data for each of the operating segments reconciled to amounts reflected in the consolidated financial statements. The results of operations of each of the operating segments are included in consolidated operating results as of their date of acquisition. FOX was an operating segment of the Company until July 10, 2014, when FOX was deconsolidated and became an equity method investment. The results of operations of FOX are included in the disaggregated and other financial data presented for the three and nine months ended September 30, 2014.
Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business. Segment profit excludes certain charges from the acquisitions of the Company’s initial businesses not pushed down to the segments which are reflected in the Corporate and other line item. There were no significant inter-segment transactions.
A disaggregation of the Company’s consolidated revenue and other financial data for the three and nine months ended September 30, 2015 and 2014 is presented below (in thousands):

Net sales of operating segments	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Ergobaby	$21,944	$22,429	$64,104	$61,468
FOX	—	7,514	—	149,995
Liberty	23,404	19,916	74,013	67,768
Manitoba Harvest	8,856	—	8,856	—
ACI	22,234	22,027	66,734	64,175
Arnold Magnetics	32,590	31,456	93,138	94,902
Clean Earth	44,092	20,318	122,923	20,318
SternoCandleLamp	31,710	—	98,680	—
Tridien	23,318	17,633	58,850	50,659
Total	208,148	141,293	587,298	509,285
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—	—	—
Total consolidated revenues	$208,148	$141,293	$587,298	$509,285

International Revenues	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Ergobaby	$12,829	$13,319	$36,059	$35,013
FOX	—	—	—	79,306
Manitoba Harvest	5,206	—	5,206	—
Arnold Magnetics	10,798	14,415	33,812	44,003
	$28,833	$27,734	$75,077	$158,322

Profit (loss) of operating segments (1)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Ergobaby	$5,717	$4,881	$16,764	$13,439
FOX	—	811	—	17,294
Liberty	3,545	(1,692)	7,713	(2,229)
Manitoba Harvest	(3,955)	—	(3,955)	—
ACI	6,295	5,826	18,782	16,407
Arnold Magnetics	3,058	2,146	6,532	6,206
Clean Earth	4,893	1,029	4,933	1,029
SternoCandleLamp	2,707	—	8,286	—
Tridien	1,183	574	(6,504)	1,732
Total	23,443	13,575	52,551	53,878
Reconciliation of segment profit to consolidated income (loss) before income taxes:
Interest expense, net	(11,205)	(7,059)	(24,047)	(16,436)
Other income, net	(950)	(425)	(983)	(177)
Gain (loss) on equity method investment	11,784	—	9,518	—
Corporate and other (2)	(8,192)	256,690	(27,184)	239,127
Total consolidated income before income taxes	$14,880	$262,781	$9,855	$276,392

(1)	Segment profit (loss) represents operating income (loss).

(2)	Primarily relates to management fees expensed and payable to CGM, corporate overhead expenses during 2015 and 2014, and the gain on deconsolidation of FOX in 2014.

Accounts receivable	September 30, 2015	December 31, 2014
Ergobaby	$10,456	$9,671
Liberty	13,340	11,376
Manitoba Harvest	5,546	—
ACI	6,804	5,730
Arnold Magnetics	20,891	15,664
Clean Earth	41,855	52,059
SternoCandleLamp	16,959	21,113
Tridien	12,146	7,135
Total	127,997	122,748
Reconciliation of segment to consolidated totals:
Corporate and other	—	—
Total	127,997	122,748
Allowance for doubtful accounts	(3,757)	(3,896)
Total consolidated net accounts receivable	$124,240	$118,852

	Goodwill		Identifiable Assets		Depreciation and Amortization Expense
	Sept. 30,	December 31,	Sept. 30,	December 31,	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015 (1)	2014 (1)	2015	2014	2015	2014
Goodwill and identifiable assets of operating segments
Ergobaby	$41,664	$41,664	$62,277	$65,309	$876	$950	$2,596	$2,867
FOX	—	—	—	—	—	252	—	4,785
Liberty	32,828	32,828	30,746	34,139	648	1,582	2,880	4,663
Manitoba Harvest	30,652	—	76,889	—	4,011	—	4,011	—
ACI	57,615	57,615	16,426	19,334	726	1,278	2,207	3,836
Arnold Magnetics	51,767	51,767	74,318	77,610	2,182	2,152	6,561	6,363
Clean Earth	111,339	110,633	191,547	203,938	5,082	1,116	15,541	1,116
SternoCandleLamp	33,716	33,716	126,366	126,302	2,155	—	5,775	—
Tridien	7,834	16,762	15,680	14,844	641	604	1,835	1,900
Total	367,415	344,985	594,249	541,476	16,321	7,934	41,406	25,530
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	335,486	255,305	—	—	755	—
Amortization of debt issuance costs and original issue discount	—	—	—	—	729	713	2,154	2,412
Goodwill carried at Corporate level (2)	8,649	8,649	—	—	—	—	—	—
Assets of discontinued operations	—	—	46,097	278,163	—	—	—	—
Total	$376,064	$353,634	$975,832	$1,074,944	$17,050	$8,647	$44,315	$27,942

(1)	Does not include accounts receivable balances per schedule above.

(2)
Represents goodwill resulting from purchase accounting adjustments not "pushed down" to the ACI segment. This amount is allocated back to the respective segment for purposes of goodwill impairment testing.

Note F - Equity Method Investment

Investment in FOX

FOX is a designer, manufacturer and marketer of high-performance ride dynamic products used primarily for bicycles, side-by-side vehicles, on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, snowmobiles, specialty vehicles and applications, and motorcycles. FOX’s products offer innovative design, performance, durability and reliability that enhance ride dynamics by improving performance and control. FOX is headquartered in Scotts Valley, California. In July 2014, FOX, a former majority owned subsidiary of the Company that is publicly traded on the NASDAQ Stock Market under the ticker "FOXF," used a registration statement on Form S-1 under the Securities Act filed with the Securities and Exchange Commission (the "SEC") for a public offering of its common stock (the "FOX Secondary Offering"). CODI sold 4,466,569 shares of FOX common stock in connection with the FOX Secondary Offering. As a result of the sale of the shares by the Company in the FOX Secondary Offering, the Company’s ownership interest in FOX decreased to approximately 41%, which resulted in the deconsolidation of the FOX operating segment in the Company’s consolidated financial statements effective as of the date of the FOX Secondary Offering. The Company currently owns approximately 15.1 million shares of FOX common stock.

The Company has elected to account for its investment in FOX at fair value using the equity method beginning on the date the investment became subject to the equity method of accounting. The Company uses the equity method of accounting when it has the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. For equity method investments which the Company has elected to measure at fair value, unrealized gains and losses are reported in the consolidated statement of operations as gain (loss) from equity method investments. The equity method investment in FOX had a fair value of $254.7 million on September 30, 2015 based on the closing price of FOX shares on that date. The Company recognized a gain of $11.8 million for the three months ended September 30, 2015, and a gain of $9.5 million for the nine months ended September 30, 2015, respectively, due to the change in the fair value of the FOX investment.

The condensed balance sheet information and results of operations of the Company's FOX investment are summarized below (in thousands):

Condensed Balance Sheet information
	September 30, 2015	December 31, 2014
Current assets	$160,250	$112,609
Non-current assets	145,345	145,828
	$305,595	$258,437

Current liabilities	$89,813	$60,825
Non-current liabilities	71,197	68,806
Stockholders' equity	144,585	128,806
	$305,595	$258,437

Condensed Results of Operations (1)
	Three months ended September 30, 2015	Nine months ended September 30, 2015
Net revenue	$106,171	$271,130
Gross profit	34,786	83,437
Operating income	13,821	25,897
Net income	$10,591	$18,124

(1)
The results of operations for FOX for the period from January 1, 2014 through July 10, 2014 are included in the results of operations of the Company in the accompanying condensed consolidation statements of income as the Company did not begin accounting for FOX as an equity method investment until July 10, 2014, the date that the Company's ceased holding a majority ownership interest in FOX.

Note G — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Machinery and equipment	$130,024	$114,797
Office furniture, computers and software	8,837	6,653
Leasehold improvements	8,579	6,476
Buildings and land	24,239	25,096
	171,679	153,022
Less: accumulated depreciation	(62,039)	(46,041)
Total	$109,640	$106,981
Depreciation expense was $5.5 million and $16.3 million for the three and nine months ended September 30, 2015, and $3.4 million and $10.3 million for the three and nine months ended September 30, 2014, respectively.

Inventory
Inventory is comprised of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Raw materials and supplies	$29,159	$25,826
Work-in-process	9,961	7,147
Finished goods	39,496	30,315
Less: obsolescence reserve	(4,320)	(4,980)
Total	$74,296	$58,308

Note H — Goodwill and Other Intangible Assets

As a result of acquisitions of various businesses, the Company has significant intangible assets on its balance sheet that include goodwill and indefinite-lived intangibles (primarily trade names). Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Indefinite lived intangible assets are not amortized unless their useful life is determined to be finite. Long-lived intangible assets are subject to amortization using the straight-line method. The Company’s goodwill and indefinite-lived intangibles are tested and reviewed for impairment annually as of March 31st or more frequently if facts and circumstances warrant by comparing the fair value of each reporting unit to its carrying value. Each of the Company’s businesses represents a reporting unit, except Arnold, which comprises three reporting units.

Goodwill

2015 Interim goodwill impairment testing
In January 2015, one of Tridien's largest customer's informed the company that they would not renew their existing purchase agreement when it expires in the fourth quarter of 2015. This customer represented 20% of Tridien's sales in 2014. The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived intangible asset impairment analysis. The result of the first step of the impairment test indicated that the fair value of Tridien was less than its carrying value; therefore, it was necessary to perform the second step of the impairment test. The Company estimated the fair value of the Tridien reporting unit using a weighted average of an income and market approach. The income approach was based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital ("WACC") of 15.7%. The market approach was based on earnings multiple data and guideline public companies. Based on the second step of the impairment test, the Company concluded on a preliminary basis during the quarter ended March 31, 2015 that the implied fair value of goodwill for Tridien was less than its carrying amount, resulting in impairment of the carrying amount of Tridien's goodwill of $8.9 million as of January 31, 2015. The Company completed the interim goodwill impairment testing of Tridien during the three months ended June 30, 2015 and recorded additional impairment expense of $0.2 million related to the Tridien technology and patent intangible assets.

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

A reconciliation of the change in the carrying value of goodwill for the nine months ended September 30, 2015 and the year ended December 31, 2014, is as follows (in thousands):

	Nine months ended September 30, 2015	Year ended December 31, 2014
Beginning balance:
Goodwill	$406,537	$293,968
Accumulated impairment losses	(52,903)	(52,903)
	353,634	241,065
Impairment losses (1)	(8,928)	—
Acquisition of businesses (2)	32,568	157,864
Foreign currency translation	(1,916)	—
Adjustments to purchase accounting (3)	706	—
Deconsolidation of subsidiary (4)	—	(45,295)
Total adjustments	22,430	112,569
Ending balance:
Goodwill	437,895	406,537
Accumulated impairment losses	(61,831)	(52,903)
	$376,064	$353,634

(1)	Impairment loss relates to the impairment of the Tridien goodwill during the quarter ended March 31, 2015.

(2)
Acquisition of businesses during the year ended December 31, 2014 relates to the acquisition of Clean Earth in August 2014, SternoCandleLamp in October 2014, and the add-on acquisition of AES by Clean Earth in December 2014. Acquisition of businesses during the nine months ended September 30, 2015 relates to the acquisition of Manitoba Harvest in July 2015.

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
Other intangible assets are comprised of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014	Weighted Average Useful Lives
Customer relationships	$226,299	$187,976	12
Technology and patents	41,303	32,331	9
Trade names, subject to amortization (1)	25,047	7,070	17
Licensing and non-compete agreements	6,656	6,656	5
Permits and airspace	98,419	98,406	13
Distributor relations and other	606	606	5
	398,330	333,045
Accumulated amortization:
Customer relationships	(70,524)	(58,257)
Technology and patents	(18,027)	(15,423)
Trade names, subject to amortization	(4,256)	(3,606)
Licensing and non-compete agreements	(6,563)	(6,299)
Permits and airspace	(10,089)	(3,104)
Distributor relations and other	(606)	(606)
Total accumulated amortization	(110,065)	(87,295)
Trade names, not subject to amortization (1)	73,395	78,341
Total intangibles, net	$361,660	$324,091

(1) The trade name for Clean Earth was determined to be subject to amortization, resulting in a reclass from trade names not subject to amortization during the first quarter of 2015 as part of the finalization of the purchase price allocation for Clean Earth.
Amortization expense related to intangible assets was $7.7 million and $22.8 million for the three and nine months ended September 30, 2015, respectively, and $4.6 million and $15.2 million for the three and nine months ended September 30, 2014, respectively. Estimated charges to amortization expense of intangible assets over the next five years, is as follows (in thousands):

October 1, 2015 through Dec. 31, 2015	$8,872
2016	35,488
2017	33,267
2018	31,100
2019	30,123
$138,850

Note I — Debt

2014 Credit Agreement

On June 6, 2014, the Company obtained a $725 million credit facility from a group of lenders (the "2014 Credit Facility") led by Bank of America N.A. as Administrative Agent. The 2014 Credit Facility provides for (i) a revolving credit facility of $400 million (as amended from time to time, the "2014 Revolving Credit Facility") and (ii) a $325 million term loan (the "2014 Term Loan Facility"). The 2014 Credit Facility permits the Company to increase the 2014 Revolving Credit Facility commitment and/ or obtain additional term loans in an aggregate of up to $200 million. The 2014 Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries. The Company amended the 2014 Credit Facility in June 2015, primarily to allow for intercompany loans to, and the acquisition of, Canadian-based companies on an unsecured basis, and to modify provisions that would allow for early termination of a "Leverage Increase Period," thereby providing additional flexibility as to the timing of subsequent acquisitions. The Company incurred additional debt issuance costs of approximately $0.3 million in connection with the amendment that was recorded as deferred debt issuance costs and will be amortized over the remaining term of the 2014 Credit Facility.

2014 Revolving Credit Facility

The 2014 Revolving Credit Facility will become due in June 2019. The Company can borrow, prepay and reborrow principal under the 2014 Revolving Credit Facility from time to time during its term. Advances under the 2014 Revolving Credit Facility can be either LIBOR rate loans or base rate loans. LIBOR rate revolving loans bear interest at a rate per annum equal to the London Interbank Offered Rate (the "LIBOR Rate") plus a margin ranging from 2.00% to 2.75% based on the ratio of consolidated net indebtedness to adjusted consolidated earnings before interest expense, tax expense and depreciation and amortization expenses (the "Consolidated Leverage Ratio"). Base rate revolving loans bear interest at a fluctuating rate per annum equal to the greatest of (i) the prime rate of interest, or (ii) the Federal Funds Rate plus 0.50% (the "Base Rate"), plus a margin ranging from 1.00% to 1.75% based upon the Consolidated Leverage Ratio.

2014 Term Loan Facility

The 2014 Term Loan Facility expires in June 2021 and requires quarterly payments of approximately $0.8 million that commenced September 30, 2014, with a final payment of all remaining principal and interest due on June 6, 2021. The 2014 Term Loan Facility was issued at an original issue discount of 99.5% of par value and bears interest at either the applicable LIBOR Rate plus 3.25% per annum, or Base Rate plus 2.25% per annum. The LIBOR Rate applicable to both base rate loans and LIBOR rate loans shall in no event be less than 1.00% at any time.

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
The following table provides the Company’s debt holdings at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Revolving Credit Facility	$—	$169,725
Term Loan	320,938	323,375
Original issue discount	(3,800)	(4,303)
Total debt	$317,138	$488,797
Less: Current portion, term loan facilities	(3,250)	(3,250)
Long term debt	$313,888	$485,547
Net availability under the 2014 Revolving Credit Facility was approximately $395.6 million at September 30, 2015. Letters of credit outstanding at September 30, 2015 totaled approximately $4.4 million. At September 30, 2015, the Company was in compliance with all covenants as defined in the 2014 Credit Facility.

Note J — Derivative Instruments and Hedging Activities
On September 16, 2014, the Company purchased an interest rate swap ("New Swap") with a notional amount of $220 million. The New Swap is effective April 1, 2016 through June 6, 2021, the termination date of the 2014 Term Loan. The agreement requires the Company to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At September 30, 2015 and December 31, 2014, this Swap had a fair value loss of $15.4 million and $7.4 million, respectively, principally reflecting the present value of future payments and receipts under the agreement.
On October 31, 2011, the Company purchased a three-year interest rate swap (the "Swap") with a notional amount of $200 million effective January 1, 2014 through March 31, 2016. The agreement requires the Company to pay interest on the notional amount at the rate of 2.49% in exchange for the three-month LIBOR rate, with a floor of 1.5%. At September 30, 2015 and December 31, 2014, the Swap had a fair value loss of $1.0 million and $2.5 million, respectively.
At September 30, 2015 the Company's interest rate swaps had a fair value loss of $16.4 million, of which $1.0 million was included in current liabilities and $15.4 million was included in other non-current liabilities in the condensed consolidated balance sheet, with its periodic mark-to-market value reflected as a component of interest expense.
The Company did not elect hedge accounting for the above derivative transactions and as a result, periodic mark-to-market changes in fair value are reflected as a component of interest expense in the consolidated statement of operations.

Note K — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements at September 30, 2015
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Equity method investment - FOX	$254,733	$254,733	$—	$—
Liabilities:
Call option of noncontrolling shareholder (1)	(25)	—	—	(25)
Put option of noncontrolling shareholders (2)	(50)	—	—	(50)
Interest rate swaps	(16,371)	—	(16,371)	—
Total recorded at fair value	$238,287	$254,733	$(16,371)	$(75)

(1)	Represents a noncontrolling shareholder’s call option to purchase additional common stock in Tridien.

(2)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition.

	Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Equity method investment - FOX	$245,214	$245,214	$—	$—
Liabilities:
Call option of noncontrolling shareholder (1)	(25)	—	—	(25)
Put option of noncontrolling shareholders (2)	(50)	—	—	(50)
Interest rate swaps	(9,828)	—	(9,828)	—
Total recorded at fair value	$235,311	$245,214	$(9,828)	$(75)
Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1, 2015 through September 30, 2015 and from January 1, 2014 through September 30, 2014 are as follows (in thousands):

	2015	2014
Balance at January 1st	$(75)	$(75)
Contingent consideration - Sport Truck (1)	—	(19,035)
Balance at March 31st	$(75)	$(19,110)
Balance at June 30th	$(75)	$(19,110)
Effect of deconsolidation of FOX	—	19,035
Balance at September 30th	$(75)	$(75)

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

2014 Term Loan

At September 30, 2015, the carrying value of the principal under the Company’s outstanding 2014 Term Loan, including the current portion, was $320.9 million, which approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company's net leverage ratio. The estimated fair value of the outstanding 2014 Term Loan is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 in the fair value hierarchy.

Nonrecurring Fair Value Measurements

The following table provides the assets carried at fair value measured on a non-recurring basis as of September 30, 2015. There were no assets carried at fair value measured on a non-recurring basis as of December 31, 2014.

					Expense
	Fair Value Measurements at September 30, 2015				Three months ended	Nine months ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	September 30, 2015	September 30, 2015

Technology (1)	$376	$—	$—	$376	$—	$237
Goodwill (1)	$7,834	$—	$—	$7,834	$—	$8,928

(1) Represents the fair value of the respective assets at the Tridien business segment subsequent to the goodwill and long-lived asset impairment charge recognized during the three and nine months ended September 30, 2015. Refer to "Note H - Goodwill and Other Intangible Assets" for further discussion regarding the impairment and valuation techniques applied.

Sale of American Furniture

On October 5, 2015, the Company sold its majority owned subsidiary, American Furniture, for a sale price of $24.1 million. The Company received approximately $23.5 million in net proceeds related to its debt and equity interests in American Furniture after payment of all transaction expenses. The sale of American Furniture met the criteria for the assets to be classified as held for sale as of September 30, 2015, and American Furniture is presented as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. The assets and liabilities of American Furniture were recognized at fair value as of September 30, 2015 based on the net proceeds received as a result of the sale. The Company recognized a loss on the sale of American Furniture of $14.3 million during the three months ended September 30, 2015.

Note L — Stockholders’ Equity
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
Allocation Interests
The Allocation Interests represent the original equity interest in the Company. The holders of the Allocation Interests ("Holders") are entitled to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The distributions of the profit allocation is paid upon the occurrence of the sale of a material amount of capital stock or assets of one of the Company’s businesses ("Sale Event") or, at the option of the Holders, at each five year anniversary date of the acquisition of one of the Company’s businesses ("Holding Event"). The Manager, as the original holder of the Allocation Interests, previously had the right to cause the Company to purchase the Allocation Interests upon termination of the MSA in accordance with a Supplemental Put Agreement. On July 1, 2013, the Company and the Manager amended the MSA to provide for certain modifications related to the Manager’s registration as an investment advisor under the Investment Advisor’s Act of 1940, as amended (the "Advisor’s Act"). In connection with the amendment resulting from the Managers’ registration as an investment advisor under the Advisor’s Act, the Company and the Manager agreed to terminate the Supplemental Put Agreement. The Company historically recorded the obligation associated with the Supplemental Put agreement as a liability that represented the amount the Company would have to pay to physically settle the purchase of the Allocation Interests upon termination of the MSA. As a result of the termination of the Supplemental Put Agreement, the Company currently records distributions of the profit allocation to the Holders upon occurrence of a Sale Event or Holding Event as dividends declared on Allocation Interests to stockholders’ equity when they are approved by the Company’s board of directors.
Earnings per share
Prior to the termination of the Supplemental Put Agreement, basic and diluted earnings per share attributable to Holdings were calculated on a weighted average basis. Since the termination of the Supplemental Put Agreement, basic and diluted earnings per share is calculated using the two-class method which requires the Company to allocate participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.
Basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 attributable to Holdings is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Income (loss) from continuing operations attributable to Holdings	$9,696	$257,717	$(2,041)	$257,543
Less: Profit Allocation paid to Holdings	—	11,870	—	11,870
Less: Effect of contribution based profit - Holding Event	910	649	2,837	1,728
Income from continuing operation attributable to Trust shares	$8,786	$245,198	$(4,878)	$243,945

Income from discontinued operations attributable to Holdings	$154,804	$3,381	$166,096	$13,933
Less: Effect of contribution based profit	—	—	—	29
Income from discontinued operations attributable to Trust shares	$154,804	$3,381	$166,096	$13,904

Basic and diluted weighted average shares outstanding	54,300	48,300	54,300	48,300

Basic and fully diluted income per share attributable to Holdings
Continuing operations	$0.16	$5.08	$(0.09)	$5.05
Discontinued operations	2.85	0.07	3.06	0.29
	$3.01	$5.15	$2.97	$5.34

Distributions

•	On January 29, 2015, the Company paid a distribution of $0.36 per share to holders of record as of January 22, 2015. This distribution was declared on January 8, 2015.

•	On April 29, 2015, the Company paid a distribution of $0.36 per share to holders of record as of April 22, 2015. This distribution was declared on April 9, 2015.

•	On July 29, 2015, the Company paid a distribution of $0.36 per share to holders of record as of July 22, 2015. This distribution was declared on July 9, 2015.

•	On October 29, 2015, the Company paid a distribution of $0.36 per share to holders of record as of October 22, 2015. This distribution was declared on October 7, 2015.

Note M — Warranties
The Company’s Ergobaby, Liberty and Tridien operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. A reconciliation of the change in the carrying value of the Company’s warranty liability for the nine months ended September 30, 2015 and the year ended December 31, 2014 is as follows (in thousands):

	Nine months ended September 30, 2015	Year ended December 31, 2014
Warranty liability:
Beginning balance	$1,984	$5,419
Accrual	432	1,871
Warranty payments	(290)	(1,426)
Deconsolidation of subsidiary	—	(3,880)
Ending balance	$2,126	$1,984

Note N — Noncontrolling Interest

Noncontrolling interest represents the portion of the Company’s majority-owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of September 30, 2015 and December 31, 2014:

	% Ownership (1) September 30, 2015		% Ownership (1) December 31, 2014
	Primary	Fully Diluted	Primary	Fully Diluted
Ergobaby	81.0	74.2	81.0	74.3
Liberty	96.2	84.6	96.2	84.8
Manitoba Harvest	86.5	72.8	n/a	n/a
ACI	69.4	69.3	69.4	69.3
Arnold Magnetics	96.7	87.3	96.7	87.5
Clean Earth	97.5	82.5	97.9	86.2
SternoCandleLamp	100.0	89.9	100.0	91.7
Tridien	81.3	67.3	81.3	65.4

(1)	The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	September 30, 2015	December 31, 2014
Ergobaby	16,948	14,783
Liberty	2,815	2,547
Manitoba Harvest	5,310	—
ACI	3,503	790
Arnold Magnetics	2,103	1,950
Clean Earth	3,984	2,672
SternoCandleLamp	500	125
Tridien	1,361	2,744
Allocation Interests	100	100
	$36,624	$25,711

Note O — Income taxes
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
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the nine months ended September 30, 2015 and 2014 are as follows:

	Nine months ended September 30,
	2015	2014
United States Federal Statutory Rate	35.0%	35.0%
State income taxes (net of Federal benefits)	11.8	(0.7)
Foreign income taxes	(10.0)	(0.3)
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	66.3	1.4
Effect of deconsolidation of subsidiary	—	(33.5)
Effect of gain on equity method investment (2)	(33.8)	—
Impact of subsidiary employee stock options	1.6	—
Domestic production activities deduction	(6.6)	(0.3)
Effect of impairment expense	27.3	—
Non-recognition of NOL carryforwards at subsidiaries	(3.2)	—
Other	5.7	1.5
Effective income tax rate	94.1%	3.1%

(1)	The effective income tax rate for the nine months ended September 30, 2015 and 2014 includes a significant loss at the Company's parent, which is taxed as a partnership.

(2)
The equity method investment in FOX is held at the Company's parent, which is taxed as a partnership, resulting in the gain or loss on the investment as a reconciling item in deriving the effective tax rate.

Note P — Defined Benefit Plan
In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $2.9 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at September 30, 2015. Net periodic benefit cost consists of the following for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Service cost	$121	$110	$455	$331
Interest cost	34	70	132	211
Expected return on plan assets	(282)	(128)	(416)	(390)
Effect of curtailment	37	—	(864)	—
Net periodic benefit cost	$(90)	$52	$(693)	$152

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
During the three and nine months ended September 30, 2015, per the terms of the pension agreement, Arnold contributed $0.1 million and $0.3 million, respectively, to the plan. For the remainder of 2015, the expected contribution to the plan will be approximately $0.2 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at September 30, 2015 were considered Level 3.

Note Q - Commitments and Contingencies
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
Note R - Subsequent Events

Sale of American Furniture

On October 5, 2015, the Company sold its majority owned subsidiary, American Furniture, for a sale price of $24.1 million. The Company’s share of the net proceeds at closing, after accounting for the payment of transaction expenses, totaled $23.5 million.
The sale of American Furniture met the criteria for the assets to be classified as held for sale as of September 30, 2015, and the American Furniture subsidiary is presented as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. The Company recognized a loss on the sale of American Furniture of $14.3 million during the quarter ended September 30, 2015 based on the initial write-down of American Furniture's carrying amounts to fair value.

Allocation Interests - Profit Allocation Payments
Sale Events
The sale of CamelBak in August 2015 and American Furniture in October 2015 qualified as Sale Events under the Company's LLC Agreement. During the fourth quarter, the Company declared a distribution to the Allocation Member in connection with the Sale Event of CamelBak. Under the terms of the LLC Agreement, the Allocation Member has the right to defer a portion of the distribution. The Allocation Member exercised this right and deferred a portion of the distribution for the CamelBak Sale Event in the amount of the high water mark calculation as a result of the loss on the sale of American Furniture. The result is a net distribution to the Allocation Member of $14.6 million. The profit allocation payment will be made during the quarter ended December 31, 2015.
Holding Event
During the fourth quarter, the Company declared a distribution to the Allocation Member of approximately $3.1 million in connection with a Holding Event for our five year ownership of the Ergobaby subsidiary. The payment is in respect of its positive contribution-based profit since our acquisition in September of 2010, and will be paid during the quarter ended December 31, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the sections entitled "Forward-Looking Statements" included elsewhere in this Quarterly Report as well as those risk factors discussed in the section entitled "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2014 and Item 1A. Risk Factors in Part II of this quarterly report.
Overview
Compass Diversified Holdings, a Delaware statutory trust ("Holdings" or the "Trust"), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company (the "Company"), was also formed on November 18, 2005. The Trust and the Company (collectively "CODI") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The Trust is the sole owner of 100% of the Trust Interests, as defined in our LLC Agreement, of the Company. Pursuant to the LLC Agreement, the Trust owns an identical number of Trust Interests in the Company as exist for the number of outstanding shares of the Trust. Accordingly, our shareholders are treated as beneficial owners of Trust Interests in the Company and, as such, are subject to tax under partnership income tax provisions. The Company is the operating entity with a board of directors whose corporate governance responsibilities are similar to that of a Delaware corporation. The Company’s board of directors oversees the management of the Company and our businesses and the performance of Compass Group Management LLC ("CGM" or our "Manager"). Certain persons who are employees and partners of our Manager receive a profit allocation as owners of 58.8% of the Allocation Interests in us, as defined in our LLC Agreement.
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
In pursuing new acquisitions, we seek businesses with the following characteristics:

•	North American base of operations;

•	stable and growing earnings and cash flow;

•	maintains a significant market share in defensible industry niche (i.e., has a "reason to exist");

•	solid and proven management team with meaningful incentives;

•	low technological and/or product obsolescence risk; and

•	a diversified customer and supplier base.
Our management team’s strategy for our businesses involves:

•	utilizing structured incentive compensation programs tailored to each business to attract, recruit and retain talented managers to operate our businesses;

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

Recent Events
Acquisition of Manitoba Harvest
On July 10, 2015, we closed on the acquisition of all of the issued and outstanding capital stock of Fresh Hemp Foods Ltd. ("Manitoba Harvest") pursuant to a stock purchase agreement entered into on June 5, 2015. Headquartered in Winnipeg, Manitoba, Manitoba Harvest is a pioneer and global leader in branded, hemp-based foods. Manitoba Harvest’s award-winning products are currently carried in about 7,000 retail stores across the U.S. and Canada.
The purchase price was approximately $101.4 million (C$128.6 million), and acquisition related costs were approximately $1.1 million (C$1.4 million). We funded the acquisition through drawings on our 2014 Revolving Credit Facility. CGM acted as an advisor to us on the deal and will continue to provide integration services during the first year of our ownership of Manitoba Harvest. CGM receives integration service fees of approximately $1.0 million, which are payable quarterly as services are rendered, beginning September 30, 2015.
Sale of CamelBak
On August 3, 2015, pursuant to a stock purchase agreement dated July 24, 2015, we sold our majority owned subsidiary, CamelBak, based on a total enterprise value of $412.5 million. Our share of the net proceeds, at closing, after accounting for the redemption of CamelBak’s noncontrolling holders and the payment of transaction expenses totaled $367.8 million. We recognized a gain of $165.3 million for the three and nine months ended September 30, 2015 as a result of the sale of CamelBak. Refer to "Liquidity and Capital Resources, Subsequent Events - Profit Allocation Payments" for a discussion of the profit allocation payment associated with the sale of CamelBak.
The transaction is subject to adjustments for certain changes in the working capital of CamelBak. The Stock Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions.
Sale of American Furniture
On October 5, 2015, we sold our majority owned subsidiary, American Furniture, for a sale price of $24.1 million. The Company’s share of the net proceeds at closing, after accounting for the payment of transaction expenses, totaled $23.5 million. The sale of American Furniture met the criteria for the assets to be classified as held for sale as of September 30, 2015, and the American Furniture subsidiary is presented as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. The Company recognized a loss on the sale of American Furniture of $14.3 million on during the quarter ended September 30, 2015 based on the initial write-down of American Furniture's carrying amounts to fair value. Refer to "Liquidity and Capital Resources, Profit Allocation Payments" for a discussion of the profit allocation associated with the sale of American Furniture.

2015 Outlook

Middle market deal flow remained steady in 2015 year-to-date relative to 2014, in part due to continued attractive valuations for sellers.  High valuation levels continue to be driven by the availability of debt capital with favorable terms and financial and strategic buyers seeking to deploy available equity capital.

We remain focused on marketing the Company’s attractive ownership and management attributes to potential sellers of middle market businesses and intermediaries.  In addition, we continue to pursue opportunities for add-on acquisitions by certain of our existing subsidiary companies, which can be particularly attractive from a strategic perspective.

Discontinued Operations

The sale of CamelBak and American Furniture are presented as discontinued operations in our consolidated financial statements for all periods presented. See Note D - "Discontinued Operations", to our consolidated financial statements for further discussion of the operating results of our discontinued businesses.

Non-GAAP Financial Measures

U.S. GAAP refers to generally accepted accounting principles in the United States. A non-GAAP financial measure is a numerical measure of historical or future performance, financial position or cash flow that excludes amounts, or is subject to adjustments that effectively exclude amounts, included in the most directly comparable measure calculated and presented in accordance with GAAP in our financial statements, and vice versa for measures that include amounts, or are subject to adjustments that effectively include amounts, that are excluded from the most directly comparable measure as calculated and presented. Our Manitoba Harvest acquisition uses the Canadian Dollar as its functional currency. We will periodically refer to net sales and net sales growth rates in the Manitoba Harvest management's discussion and analysis on a "constant currency" basis so that the business results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of Manitoba Harvest's business performance. "Constant currency" net sales results are calculated by translating current period net sales in local currency using the prior year’s currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates. "Constant currency" measured net sales is not a measure of net sales presented in accordance with U.S. GAAP.

Results of Operations
We were formed on November 18, 2005 and acquired our existing businesses (segments) at September 30, 2015 as follows:

May 16, 2006	August 1, 2006	March 31, 2010	September 16, 2010

Advanced Circuits	Tridien	Liberty Safe	Ergobaby

March 5, 2012	August 26, 2014	October 10, 2014	July 10, 2015

Arnold Magnetics	Clean Earth	SternoCandleLamp	Manitoba Harvest

In the following results of operations, we provide (i) our actual consolidated results of operations for the three and nine months ended September 30, 2015 and 2014, which includes the historical results of operations of our businesses (operating segments) from the date of acquisition and (ii) comparative results of operations for each of our businesses on a stand-alone basis for the three and nine months ended September 30, 2015 and 2014. On July 10, 2014 our ownership interest in FOX decreased to 41% and as a result, beginning July 10, 2014 FOX no longer met the requirements for inclusion in our consolidated Results of Operations.

In the table below we remove the results of operations of FOX that are included in our historical condensed consolidated results of operations through July 10, 2014, in order to provide a meaningful comparison of the combined results of operations of our majority-owned businesses for the three and nine month periods ended September 30, 2015 and 2014.
Consolidated Results of Operations – Compass Diversified Holdings and Compass Group Diversified Holdings LLC

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
(in thousands)	Consolidated Results of Operations	Consolidated Results of Operations	Less: FOX (10 days)	Consolidated Results less FOX
Net sales	$208,148	$141,293	$7,514	$133,779
Cost of sales	139,169	81,133	5,190	90,063
Gross profit	68,979	46,040	2,324	43,716
Selling, general and administrative expense	38,975	29,227	1,328	27,899
Fees to manager	6,461	5,751	—	5,751
Amortization of intangibles	7,731	4,577	185	4,392
Operating income	$15,812	$6,485	$811	$5,674

	Nine months ended September 30, 2015	Nine Months Ended September 30, 2014
(in thousands)	Consolidated Results of Operations	Consolidated Results of Operations	Less: FOX (191 days)	Consolidated Results less FOX
Net sales	$587,298	$509,285	$149,995	$359,290
Cost of sales	402,532	345,048	103,701	241,347
Gross profit	184,766	164,237	46,294	117,943
Selling, general and administrative expense	105,946	101,235	25,780	75,455
Fees to manager	19,860	15,259	—	15,259
Amortization of intangibles	22,777	15,222	3,220	12,002
Impairment expense	9,165	—	—	—
Operating income	$27,018	$32,521	$17,294	$15,227

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Net sales
On a consolidated basis, net of FOX, net sales for the three months ended September 30, 2015 increased by approximately $74.4 million or 55.6% compared to the corresponding period in 2014.  Our acquisitions of Clean Earth and SternoCandleLamp in August and October 2014, respectively, contributed $55.5 million of the total increase, and our acquisition of Manitoba Harvest in July 2015 contributed an additional $8.9 million to the increase in net sales. During the three months ended September 30, 2015 compared to 2014, we also saw notable sales increases at Liberty ($3.5 million), Tridien ($5.7 million) and Arnold Magnetics ($1.1 million). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net sales by business segment.

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

Cost of sales
On a consolidated basis, net of FOX, cost of sales increased approximately $49.1 million during the three month period ended September 30, 2015, compared to the corresponding period in 2014. The 2014 acquisitions, less the period that Clean Earth was included in our results of operations subsequent to acquisition, accounted for $37.9 million of the increase in cost of sales during the three months ended September 30, 2015, and our Manitoba Harvest acquisition accounted for $7.3 million of the increase, including the amortization of the step up in fair value of inventory associated with the purchase price allocation ($3.1 million). Gross profit as a percentage of sales was approximately 33.1% in the three months ended September 30, 2015 compared to 32.7% in 2014. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of cost of sales by business segment.

Selling, general and administrative expense
On a consolidated basis, net of FOX, selling, general and administrative expense increased approximately $11.1 million during the three month period ended September 30, 2015, compared to the corresponding period in 2014. The increase in expenses in the 2015 quarter compared to 2014 is principally the result of including the expenses from our 2014 acquisitions ($6.8 million) and our Manitoba Harvest acquisition ($4.7 million, including acquisition costs). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, selling, general and administrative expense decreased $0.2 million in the three months ended September 30, 2015, compared to the same period in 2014.

Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended September 30, 2015, we incurred approximately $6.5 million in expense for these fees compared to $5.8 million for the corresponding period in 2014. The $0.7 million increase in the three months ended September 30, 2015 is principally due to the increase in consolidated net assets resulting from the acquisitions of SternoCandleLamp during the fourth quarter of 2014, and Manitoba Harvest in July 2015, partially offset by the effect of the sale of CamelBak in August 2015.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Net sales

On a consolidated basis, net of FOX, net sales for the nine months ended September 30, 2015 increased by approximately $228.0 million or 63.5% compared to the corresponding period in 2014.  Our acquisitions of Clean Earth and SternoCandleLamp in August and October 2014, respectively, contributed $201.3 million of the total increase, and the acquisition of Manitoba Harvest in July 2015 contributed an additional $8.9 million. During the nine months ended September 30, 2015 compared to 2014, we also saw notable sales increases at Ergobaby ($2.6 million), Liberty ($6.2 million), Advanced Circuits ($2.6 million) and Tridien ($8.1 million), offset in part by decreased sales at Arnold Magnetics ($1.8 million). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net sales by business segment.

Cost of sales

On a consolidated basis, net of FOX, cost of sales increased approximately $161.2 million during the nine month period ended September 30, 2015, compared to the corresponding period in 2014. The 2014 acquisitions ($148.7 million) and Manitoba Harvest ($7.3 million of the increase, including the amortization of the step up in fair value of inventory associated with the purchase price allocation) were the primary drivers of the increase in cost of sales during the nine months ended September 30, 2015. Gross profit as a percentage of sales was approximately 31.5% in the nine months ended September 30, 2015 compared to 32.8% in 2014. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of cost of sales by business segment.

Selling, general and administrative expense

On a consolidated basis, net of FOX, selling, general and administrative expense increased approximately $30.5 million during the nine month period ended September 30, 2015, compared to the corresponding period in 2014. The increase in expenses in 2015 compared to 2014 is principally the result of including the expenses from our 2014 acquisitions ($27.1 million) and Manitoba Harvest ($4.7 million, including acquisition costs) . Refer to "Results of Operations - Our Businesses" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, selling, general and administrative expense was flat in the nine months ended September 30, 2015, compared to the same period in 2014.

Fees to manager

Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the nine months ended September 30, 2015, we incurred approximately $19.9 million in expense for these fees compared to $15.3 million for the corresponding period in 2014. The $4.6 million increase in the nine months ended September 30, 2015 is principally due to the increase in consolidated net assets resulting from the acquisitions of Clean Earth and SternoCandleLamp during the third and fourth quarter of 2014.

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

The following discussion reflects a comparison of the historical results of operations of each of our businesses for the three and nine month periods ending September 30, 2015 and September 30, 2014 on a stand-alone basis. For the 2014 acquisitions of Clean Earth and SternoCandleLamp, the following discussion reflects pro forma results of operations for the three and nine months ended September 30, 2014 as if we had acquired the businesses on January 1, 2014. For the 2015 acquisition of Manitoba Harvest, the following discussion reflects pro forma results of operations for the three and nine months ended September 2014 and 2015 as if we had acquired Manitoba Harvest on January 1, 2014. Where appropriate, relevant pro forma adjustments are reflected as part of the historical operating results. We believe this is the most meaningful comparison of the operating results for each of our business segments. The following results of operations at each our businesses are not necessarily indicative of the results to be expected for a full year.

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
Results of Operations
The table below summarizes the income from operations data for Ergobaby for the three and nine month periods ended September 30, 2015 and September 30, 2014.

	Three months ended		Nine months ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net sales	$21,944	$22,429	$64,104	$61,468
Cost of sales	7,866	7,987	22,369	22,248
Gross profit	14,078	14,442	41,735	39,220
Selling, general and administrative expense	7,602	8,680	22,686	23,139
Fees to manager	125	125	375	375
Amortization of intangibles	634	756	1,910	2,267
Income from operations	$5,717	$4,881	$16,764	$13,439

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Net sales
Net sales for the three months ended September 30, 2015 were $21.9 million, a decrease of $0.5 million or 2.2% compared to the same period in 2014. During the three months ended September 30, 2015, international sales were approximately $12.8 million, representing a decrease of $0.5 million over the corresponding period in 2014. International sales of infant travel systems and baby carriers and accessories decreased by approximately $0.2 million and $0.3 million, respectively during the quarter ended September 30, 2015 as compared to the comparable quarter in 2014. Domestic sales were $9.1 million in the third quarter of 2015, the same as the corresponding period in 2014. The flat domestic sales activity in the third quarter of 2015 compared to the same period in 2014 was due to an increase in sales of baby carrier and accessories ($0.5 million) to national and specialty retail accounts, offset by a decrease in domestic revenues for infant travel systems and accessories ($0.5 million). The increase in baby carrier sales was attributable to the demand for the Ergobaby’s 360 four position carrier, which was launched domestically late in the second quarter of 2014. The decrease in infant travel systems and accessories sales was primarily attributable to higher revenues in the three month period ended September 30, 2014, which was still a strong sell-in period for launch of the Orbit Baby G3 infant travel system, which includes stroller bases, various seats and accessories, into the domestic market. Baby carriers and accessories represented 85.4% of sales in the three months ended September 30, 2015 compared to 82.7% in the same period in 2014.

Cost of sales
Cost of sales was approximately $7.9 million for the three months ended September 30, 2015, as compared to $8.0 million for the three months ended September 30, 2014, a decrease of $0.1 million. The decrease in cost of sales was primarily attributable to lower sales compared to the prior period. Gross profit as a percentage of sales was 64.2% for the quarter ended September 30, 2015 compared to 64.4% for the same period in 2014.

Selling, general and administrative expenses
Selling, general and administrative expense for the three months ended September 30, 2015 decreased to approximately $7.6 million or 34.6% of net sales compared to $8.7 million or 38.7% of net sales for the same period of 2014. The $1.1 million decrease in the three months ended September 30, 2015 compared to the same period in 2014 was primarily attributable to to the timing of marketing spend, lower legal fees in the 2015 period, and a decrease in foreign currency translation costs, partially offset by increases in employee related costs, due to increased headcount.

Income from operations
Income from operations for the three months ended September 30, 2015 increased $0.8 million, to $5.7 million, compared to $4.9 million for the same period of 2014, based on the factors described above.
Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Net sales
Net sales for the nine months ended September 30, 2015 were $64.1 million, an increase of $2.6 million or 4.3% compared to the same period in 2014. During the nine months ended September 30, 2015, international sales were approximately $36.1 million, representing an increase of $1.0 million over the corresponding period in 2014. International baby carrier and accessory sales increased by approximately $0.7 million, and international infant travel systems sales increased by approximately $0.3 million during the first nine months of 2015 as compared to the first nine months of 2014. Domestic sales were $28.0 million in the first nine months of 2015 reflecting an increase of $1.6 million over the corresponding period in 2014. The growth in domestic sales in the first nine months of 2015 compared to the same period in 2014 is attributable to increased sales of baby carrier and accessories ($3.9 million) to national and specialty retail accounts, offset by a decrease in domestic revenues for infant travel systems and accessories ($2.3 million). The increase in baby carrier sales was attributable to the demand for the Ergobaby’s 360 four position carrier, which was domestically available late in the second quarter of 2014. The decrease in infant travel systems and accessories sales was primarily attributable to higher revenues in the nine month period ended September 30, 2014 in which Ergobaby launched the new Orbit Baby G3 infant travel system, which includes stroller bases, various seats and accessories, into the domestic market. Baby carriers and accessories represented 85.7% of sales in the nine months ended September 30, 2015 compared to 81.8% in the same period in 2014.

Cost of sales
Cost of sales was approximately $22.4 million for the nine months ended September 30, 2015 as compared to $22.2 million for the nine months ended September 30, 2014. The increase in cost of sales was primarily attributable to higher sales volume compared to the prior period. Gross profit as a percentage of sales was 65.1% for the nine months ended September 30, 2015 compared to 63.8% for the same period in 2014. The 130 basis point increase is primarily attributable to product sales mix, with a larger percentage of higher margin baby carrier sales as compared to the prior period.

Selling, general and administrative expenses
Selling, general and administrative expense for the nine months ended September 30, 2015 decreased to approximately $22.7 million or 35.4% of net sales compared to $23.1 million or 37.6% of net sales for the same period of 2014. The $0.5 million decrease in the nine months ended September 30, 2015 compared to the same period in 2014 was primarily attributable to timing in marketing spend and a decrease in foreign currency translation costs in the period; partially offset by higher personnel costs due to increased staffing levels.

Income from operations
Income from operations for the nine months ended September 30, 2015 increased $3.3 million, to $16.8 million, compared to $13.4 million for the same period of 2014, based on the factors described above.

Liberty Safe
Overview
Based in Payson, Utah and founded in 1988, Liberty Safe is the premier designer, manufacturer and marketer of home and gun safes in North America. From its over 314,000 square foot manufacturing facility, Liberty Safe produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles ranging from an entry level product to good, better and best products. Products are marketed under the Liberty brand, as well as a portfolio of licensed and private label brands, including Remington, Cabela’s and John Deere. Liberty Safe’s products are the market share leader and are sold through an independent dealer network ("Dealer sales") in addition to various sporting goods, farm and fleet and home improvement retail outlets ("Non-Dealer sales"). Liberty has the largest independent dealer network in the industry. Historically, approximately 60% of Liberty Safe’s net sales are Non-Dealer sales and 40% are Dealer sales.

We made loans to and purchased a controlling interest in Liberty Safe for approximately $70.2 million in March 2010, representing approximately 96% of the equity in Liberty.
Results of Operations
The table below summarizes the income from operations data for Liberty Safe for the three and nine month periods ended September 30, 2015 and September 30, 2014.

	Three months ended		Nine months ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net sales	$23,404	$19,916	$74,013	$67,768
Cost of sales	16,207	17,757	54,462	57,841
Gross profit	7,197	2,159	19,551	9,927
Selling, general and administrative expense	3,263	2,746	9,955	8,874
Fees to manager	125	125	375	375
Amortization of intangibles	264	980	1,508	2,907
Income (loss) from operations	$3,545	$(1,692)	$7,713	$(2,229)

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Net sales
Net sales for the quarter ended September 30, 2015 increased approximately $3.5 million or 17.5%, to $23.4 million, compared to the corresponding quarter ended September 30, 2014. Non-Dealer sales were approximately $12.5 million in the three months ended September 30, 2015 compared to $12.2 million for the three months ended September 30, 2014 representing an increase of $0.3 million or 2.5%. Dealer sales totaled approximately $10.9 million in the three months ended September 30, 2015 compared to $7.7 million in the same period in 2014, representing an increase of $3.2 million or 41.6%. The increase in third quarter 2015 sales is attributable to a return to a more normalized level of market demand following the abnormal industry cycle in 2013 and 2014, particularly the market softening experienced during 2014. Liberty Safe has increased its production output continuously to meet the current demand, and has reached targeted manufacturing output levels during the third quarter of 2015.

Cost of sales
Cost of sales for the three months ended September 30, 2015 decreased approximately $1.6 million when compared to the same period in 2014. Gross profit as a percentage of net sales totaled approximately 30.8% and 10.8% for the quarters ended September 30, 2015 and September 30, 2014, respectively. The significant increase in gross profit as a percentage of sales during the three months ended September 30, 2015 compared to the same period in 2014 is attributable to favorable cost variances as a result of improved manufacturing efficiencies due to greater volume output and favorable material costs.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2015 increased to approximately $3.3 million or 13.9% of net sales compared $2.7 million or 13.8% of net sales for the same period of 2014. The $0.6 million increase during the three months ended September 30, 2015 is primarily attributable to a higher level of dealer advertising expense, higher sales commission expense, and an increased annual advertising allowances for national account customers.

Income (loss) from operations
Income from operations increased $5.2 million during the three months ended September 30, 2015 to $3.5 million compared to a loss from operations of $1.7 million during the same period in 2014, principally as a result of the increase in sales and gross profit, as described above.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Net sales
Net sales for the nine months ended September 30, 2015 increased approximately $6.2 million or 9.2%, to $74.0 million, compared to the corresponding period ended September 30, 2014. Non-Dealer sales were approximately $39.9 million in the nine months ended September 30, 2015 compared to $38.1 million for the nine months ended September 30, 2014 representing an increase of $1.8 million or 4.7%. Dealer sales totaled approximately $33.9 million in the nine months ended September 30, 2015 compared to $29.6 million in the same period in 2014, representing an increase of $4.3 million or 14.5%. Higher production output coupled with the increase in market demand has facilitated the year over year sales growth. In addition, the increase in 2015 sales is attributable to a return to a more normalized level of market demand following the abnormal industry cycle in 2013 and 2014, particularly the market softening experienced during 2014. Liberty Safe’s sales backlog was approximately $9.7 million at September 30, 2015 compared to approximately $8.5 million at September 30, 2014.

Cost of sales
Cost of sales for the nine months ended September 30, 2015 decreased approximately $3.4 million when compared to the same period in 2014. Gross profit as a percentage of net sales totaled approximately 26.4% and 14.6% for the nine months ended September 30, 2015 and September 30, 2014, respectively. The significant increase in gross profit as a percentage of sales during the nine months ended September 30, 2015 compared to the same period in 2014 is attributable to favorable cost variances as a result of improved manufacturing efficiencies due to greater volume output and favorable material costs.

Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2015 increased to approximately $10.0 million or 13.5% of net sales compared to $8.9 million or 13.1% of net sales for the same period of 2014. The $1.1 million increase is primarily attributable to a higher level of dealer co-op advertising, higher sales commission expense, and an increased annual advertising allowance for national account customers.

Income (loss) from operations
Income from operations increased $9.9 million during the nine months ended September 30, 2015 to $7.7 million compared to a loss from operations of $2.2 million during the same period in 2014, principally as a result of the increase in sales and gross profit, as described above.

Manitoba Harvest

Overview

Headquartered in Winnipeg, Manitoba, Manitoba Harvest is a pioneer and leader in branded, hemp-based foods. Manitoba Harvest’s products, which Management believes are the fastest growing in the hemp food market and among the fastest growing in the natural foods industry, are currently carried in approximately 7,000 retail stores across the U.S. and Canada. The Company’s hemp-exclusive, consumer-facing 100% all-natural product lineup includes hemp hearts, protein powder, hemp oil and snacks.

We made loans to and purchased a controlling interest in Manitoba Harvest for approximately $101.4 million in July 2015 representing approximately 87% of the equity in Manitoba Harvest.

Results of Operations

The table below summarizes the pro forma income from operations data for Manitoba Harvest for the three and nine month periods ended September 30, 2015 and September 30, 2014.

	Three months ended		Nine months ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Pro forma)	(Pro forma)	(Pro forma)	(Pro forma)
Net sales	$9,341	$7,681	$32,069	$26,383
Cost of sales (1)	4,414	4,231	15,645	14,859
Gross profit	4,927	3,450	16,424	11,524
Selling, general and administrative expense (2)	5,531	3,506	14,389	10,365
Fees to manager (3)	88	88	263	263
Amortization of intangibles (4)	889	1,067	2,771	3,185
Loss from operations	$(1,581)	$(1,211)	$(999)	$(2,289)

Pro forma results of operations of Manitoba Harvest for the three and nine months ended September 30, 2015 and 2014 include the following pro forma adjustments, applied to historical results as if we acquired Manitoba Harvest January 1, 2014:

(1) Cost of sales for the three and nine months ended September 30, 2015 does not include $3.1 million of amortization expense associated with the inventory fair value step-up recorded in 2015 as a result of our purchase price allocation for Manitoba Harvest.

(2) Selling, general and administrative expenses were increased by approximately $0.3 million and $0.9 million, respectively, in the three and nine months ended September 30, 2015 and 2014 as a result of stock compensation expense related to stock options granted to Manitoba Harvest employees as of the date of acquisition.

(3) Represents management fees that would have been payable to the Manager in each of the periods presented.

(4) Represents an increase in amortization of intangible assets totaling approximately $1.0 million and $3.0 million in the three and nine month periods ended September 30, 2015 and September 30, 2014, respectively, for additional amortization expense associated with the step up in fair value of intangible assets resulting from the purchase price allocation in connection with our acquisition.

Pro forma three months ended September 30, 2015 compared to pro forma three months ended September 30, 2014

Net sales
Net sales for the three months ended September 30, 2015 were approximately $9.3 million as compared to $7.7 million for the three months ended September 30, 2014, an increase of $1.7 million, or 21.6%. On a constant currency basis, net sales increased $2.1 million or 27.9%. The increase in net sales is a result of increased sell-through of existing products, new product introductions and expanded retail distribution during 2015.

Cost of sales
Cost of sales for the three months ended September 30, 2015 was approximately $4.4 million compared to approximately $4.2 million for the same period in 2014. Gross profit as a percentage of sales was 52.7% in the quarter ended September 30, 2015 and 44.9% in the quarter ended September 30, 2014, an increase of 780 basis points, primarily as a result of reduced direct labor costs due to increased manufacturing efficiencies.

Selling, general and administrative expense
Selling, general and administrative expenses for the three months ended September 30, 2015 increased to approximately $5.5 million or 59.2% of net sales compared to $3.5 million or 45.6% of net sales for the same period in 2014. The $2.0 million increase in the three months ended September 30, 2015 compared to the same period in 2014 was primarily attributable to increases in employee related costs due to increased headcount, increases in marketing expenditures and one time buyer transaction costs incurred in July 2015 ($1.1 million).

Loss from operations
Loss from operations for the three months ended September 30, 2015 was approximately $1.6 million, a decrease of $0.4 million when compared to the same period in 2014, based on the factors described above.

Pro forma nine months ended September 30, 2015 compared to pro forma nine months ended September 30, 2014

Net sales
Net sales for the nine months ended September 30, 2015 were approximately $32.1 million, an increase of $5.7 million, or 21.6% , compared to the same period in 2014. On a constant currency basis, net sales increased 31.4%. The increase in net sales is a result of increased sell-through of existing products, new product introductions and expanded retail distribution during 2015.

Cost of sales
Cost of sales for the nine months ended September 30, 2015 were approximately $15.6 million compared to approximately $14.9 million for the nine months ended September 30, 2014. Gross profit as a percentage of sales increased to 51.2% for the nine months ended September 30, 2015 from 43.7% for the nine months ended September 30, 2014. The increase in gross profit as a percentage of sales is principally attributable to reduced direct labor costs due to increased manufacturing efficiencies, and reduced material costs due to the insourcing of a portion of the production process which was temporarily outsourced for a part of 2014 while the company completed the expansion of their manufacturing facility.

Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2015 increased to approximately $14.4 million or 44.9% of net sales compared to $10.4 million or 39.3% of net sales for the same period of 2014. The $4.0 million increase in the nine months ended September 30, 2015 compared to the same period in 2014 was primarily attributable to increases in employee related costs due to increased headcount, increases in marketing expenditures and one time buyer transaction costs incurred in July 2015 ($1.1 million).

Loss from operations
Loss from operations for the nine months ended September 30, 2015 was approximately $1.0 million, a decrease of $1.3 million when compared to the same period in 2014, based on the factors described above.

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
Results of Operations
The table below summarizes the income from operations data for Advanced Circuits for the three and nine month periods ended September 30, 2015 and September 30, 2014.

	Three months ended		Nine months ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net sales	$22,234	$22,027	$66,734	$64,175
Cost of sales	12,228	11,949	36,609	34,796
Gross profit	10,006	10,078	30,125	29,379
Selling, general and administrative expense	3,335	3,360	10,207	10,297
Fees to manager	125	125	375	375
Amortization of intangibles	251	767	761	2,300
Income from operations	$6,295	$5,826	$18,782	$16,407

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Net sales
Net sales for the three months ended September 30, 2015 increased approximately $0.2 million to $22.2 million as compared to the three months ended September 30, 2014. During the three months ended September 30, 2015, gross sales in Long-Lead Time PCBs increased by $0.9 million, and gross sales in Quick-Turn Small-Run and Quick-Turn Production PCBs decreased by $0.8 million when compared to the three months ended September 30, 2014. Sales from Quick-Turn Small-Run and Quick-Turn Production PCBs represented approximately 53.1% of gross sales in the third quarter of 2015 compared to 56.9% during the same period of 2014.

Cost of sales
Cost of sales for the three months ended September 30, 2015 increased approximately $0.3 million compared to the comparable period in 2014. Gross profit as a percentage of sales decreased 80 basis points during the three months ended September 30, 2015 (45.0% at September 30, 2015 compared to 45.8% at September 30, 2014) primarily as a result of sales mix.

Selling, general and administrative expense
Selling, general and administrative expenses were approximately $3.3 million in the three months ended September 30, 2015 as compared to $3.4 million for the three months ended September 30, 2014. Selling, general and administrative expenses represented 15.0% of net sales for the three months ended September 30, 2015 compared to 15.3% of net sales in the prior year period. The decrease in selling, general and administrative expenses is primarily due to unsuccessful acquisition costs recognized in the prior year period.

Income from operations
Income from operations for the three months ended September 30, 2015 was approximately $6.3 million compared to $5.8 million in the same period in 2014, an increase of approximately $0.5 million, principally as a result of the factors described above, as well as a decrease in amortization expense of $0.5 million due to certain intangible assets being fully amortized during the prior year.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Net sales
Net sales for the nine months ended September 30, 2015 increased approximately $2.6 million to $66.7 million as compared to the nine months ended September 30, 2014. During the nine months ended September 30, 2015, gross sales increased in Long-Lead Time PCBs by $2.3 million, Assembly sales increased by $0.8 million, and Quick-Turn Production and Small-Run PCBs decreased by $0.4 million when compared to the nine months ended September 30, 2014. Sales from Quick-Turn production and Small-Run PCBs represented approximately 53.1% of gross sales in the first nine months of 2015 compared to 55.9% during the same period of 2014.

Cost of sales
Cost of sales for the nine months ended September 30, 2015 increased approximately $1.8 million compared to the comparable period in 2014. Gross profit as a percentage of sales decreased 70 basis points during the nine months ended September 30, 2015 (45.1% at September 30, 2015 compared to 45.8% at September 30, 2014) primarily as a result of sales mix.

Selling, general and administrative expense
Selling, general and administrative expenses were approximately $10.2 million in the nine months ended September 30, 2015 compared to $10.3 million in the nine months ended 2014. Selling, general and administrative expenses represented 15.3% of net sales for the nine months ended September 30, 2015 compared to 16.0% of net sales in the prior year period.

Income from operations
Income from operations for the nine months ended September 30, 2015 was approximately $18.8 million compared to $16.4 million in the same period in 2014, an increase of approximately $2.4 million, principally as a result of the factors described above, as well as a decrease in amortization expense of $1.5 million as a result of certain intangible assets being fully amortized during the prior year.

Arnold Magnetics
Overview
Founded in 1895 and headquartered in Rochester, New York, Arnold Magnetics is a manufacturer of engineered, application specific permanent magnets. Arnold products are used in applications such as general industrial, reprographic systems, aerospace and defense, advertising and promotional, consumer and appliance, energy, automotive and medical technology. Arnold is the largest U.S. manufacturer of engineered magnets as well as only one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. Arnold operates a 70,000 sq. ft. manufacturing assembly and distribution facility in Rochester, New York with nine additional facilities worldwide, in countries including the United Kingdom, Switzerland and China. Arnold serves customers via three primary product sectors:

•
Permanent Magnet and Assemblies and Reprographics ("PMAG") (approximately 72% of net sales) – High performance magnets for precision motor/generator sensors as well as beam focusing applications and reprographic applications;

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
Results of Operations
The table below summarizes the income from operations data for Arnold Magnetics for the three and nine month periods ended September 30, 2015 and September 30, 2014.

	Three months ended		Nine months ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net sales	$32,590	$31,456	$93,138	$94,902
Cost of sales	24,648	24,284	71,944	72,677
Gross profit	7,942	7,172	21,194	22,225
Selling, general and administrative expense	3,878	4,017	11,645	13,011
Fees to manager	125	125	375	375
Amortization of intangibles	881	884	2,642	2,633
Income from operations	$3,058	$2,146	$6,532	$6,206

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Net sales
Net sales for the three months ended September 30, 2015 were approximately $32.6 million, an increase of $1.1 million compared to the same period in 2014. The increase in net sales is a result of an increase in the PMAG ($0.5 million) and Precision Thin Metals ($0.9 million) product sectors offset by a decrease in net sales in the Flexmag sector ($0.3 million). PMAG sales represented approximately 72% of net sales for the three months ended September 30, 2015, compared to 73% for the three months ended September 30, 2014. The decrease in Flexmag sales during the three months ended September 30, 2015 compared to the same period in 2014 is principally attributable to lower customer demand during the quarter. The increase in PMAG sales is the result of new customer demand during the quarter, offset by a decline in its reprographics business. The increase in Precision Thin Metals sales is attributable to positive steps taken over the last year by management to identify new customers and applications.

International sales were $10.8 million during the three months ended September 30, 2015 compared to $14.4 million during the same period in 2014, a decrease of $3.6 million or 25.1%. The decrease in international sales is due to a decrease in sales in the

PMAG sector attributable to lower sales of the reprographic applications, as well as weaker economic conditions in Europe, primarily in the oil and gas sector.

Cost of sales
Cost of sales for the three months ended September 30, 2015 were approximately $24.6 million compared to approximately $24.3 million in the same period of 2014. Gross profit as a percentage of sales increased from 22.8% for the quarter ended September 30, 2014 to 24.4% in the quarter ended September 30, 2015. The increase is principally attributable to increased margins in the PMAG sector due to favorable impact of restructuring activities in Switzerland and China, offset in part by a decrease in margin in the Flexmag and Precision Thin Metals sectors. The decrease in margin in the Flexmag sector is due to a volume and customer/product sales mix during the three months ended September 30, 2015 compared to the same period in 2014. The decrease in margin in the Precision Thin Metals sector is due to customer sales mix.

Selling, general and administrative expense
Selling, general and administrative expense in the three month period ended September 30, 2015 was $3.9 million as compared to approximately $4.0 million for the three months ended September 30, 2014. The decrease in expense is primarily attributable to reduction in advertising, information technology and travel expenses, offset by an increase in professional services fees.

Income from operations
Income from operations for the three months ended September 30, 2015 was approximately $3.1 million, an increase of $0.9 million when compared to the same period in 2014, principally as a result of the factors described above.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Net sales
Net sales for the nine months ended September 30, 2015 were approximately $93.1 million, a decrease of $1.8 million compared to the same period in 2014. The decrease in net sales is a result of a decrease in sales in the PMAG product sector ($3.9 million) and Flexible product sector ($0.3 million), offset by an increase in net sales in the Precision Thin Metals sector ($2.4 million). PMAG sales represented approximately 71% of net sales for the nine months ended September 30, 2015 compared to 75% for the nine months ended September 30, 2014. The decrease in PMAG sales during the nine months ended September 30, 2015 compared to the same period in 2014 is principally attributable to lower sales of the reprographic application of the PMAG division, as well as weaker economic conditions in Europe, primarily in the oil and gas sector, which is a component of PMAG. The decrease in Flexmag sales is the result of decreased customer demand during the quarter. The increase in Precision Thin Metals sales is attributable to positive steps taken over the last year by management to identify new customers and applications.

International sales were $33.8 million during the nine months ended September 30, 2015 compared to $44.0 million during the same period in 2014, a decrease of $10.2 million or 23.2%. The decrease in international sales is due to a decrease in sales in the PMAG sector as noted above.

Cost of sales
Cost of sales for the nine months ended September 30, 2015 were approximately $71.9 million compared to approximately $72.7 million in the same period of 2014. Gross profit as a percentage of sales decreased from 23.4% for the nine months ended September 30, 2014 to 22.8% in the nine months ended September 30, 2015. The decrease is principally attributable to decreased margins in the PMAG sector due to volume reductions, and a slight decrease in margin in the Precision Thin Metals sector due to customer mix. These decreases in margins were partially offset by an increase in margins in the Flexmag sector due to successful cost saving initiatives.

Selling, general and administrative expense
Selling, general and administrative expense in the nine month period ended September 30, 2015 was $11.6 million as compared to approximately $13.0 million for the nine months ended September 30, 2014. The decrease in expense is primarily attributable to headcount reduction in Switzerland and China.

Income from operations
Income from operations for the nine months ended September 30, 2015 was approximately $6.5 million, an increase of $0.3 million when compared to the same period in 2014, principally as a result of the factors described above.

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
Results of Operations and Pro forma Results of Operations
The table below summarizes the income from operations data for Clean Earth for the three month and nine month periods ended September 30, 2015 and the pro forma income from operations data for the three and nine month periods ended September 30, 2014.

	Three months ended		Nine months ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
		(Pro forma)		(Pro forma)
Service revenues	$44,092	$48,362	$122,923	$116,415
Cost of services (a)	28,671	31,904	88,430	79,070
Gross profit	15,421	16,458	34,493	37,345
Selling, general and administrative expense (b)	7,457	8,390	19,905	18,849
Fees to manager (c)	125	125	375	375
Amortization of intangibles (d)	2,946	2,881	9,280	8,643
Income from operations	$4,893	$5,062	$4,933	$9,478

Pro-forma results of operations of Clean Earth for the three and nine months ended September 30, 2014 include the following pro-forma adjustments, applied to historical results as if we acquired Clean Earth on January 1, 2014:

(a) Cost of services was increased $0.0 million and $0.4 million in the three months and nine months ended September 30, 2014, respectively, for additional depreciation expense associated the fair value step up of property, plant and equipment, resulting from the purchase price allocation in connection with our acquisition.

(b) Selling, general and administrative costs was reduced by approximately $13.1 million in the three and nine months ended September 30, 2014 representing an adjustment for one-time seller's transaction costs as a result of our purchase, offset by additional expense related to stock options issued to management.

(c) Represents management fees that would have been payable to the Manager in the three and nine months ended September 30, 2014.

(d) Represents an increase in amortization of intangible assets totaling $2.4 million and $6.6 million in the three and nine months ended September 30, 2014, respectively, for additional amortization expense associated with the fair value step up of intangible assets resulting from the purchase price allocation in connection with our acquisition.

Three months ended September 30, 2015 compared to the pro forma three months ended September 30, 2014.

Service revenues
Service revenues for the three months ended September 30, 2015 were approximately $44.1 million, a decrease of $4.3 million or 8.8% compared to the same period in 2014. The decrease in service revenues is due to reduced dredge material revenues offset by hazardous waste revenue from American Environmental Services, Inc ("AES"), which Clean Earth acquired in December 2014. For the three months ended September 30, 2015, contaminated soil volume decreased 22% as compared to the same period last year principally attributable to timing of commercial development activity in the Greater Washington, D. C. area. Hazardous waste volume increased 90% primarily as a result of the AES acquisition. Revenue from dredged material decreased for the three months ended September 30, 2015 as compared to the same period in 2014 due to the timing of new bidding activity as well as competitive factors. Contaminated soils represented approximately 62% of net sales for both the three months ended September 30, 2015 and September 30, 2014.

Cost of services
Cost of services for the three months ended September 30, 2015 were approximately $28.7 million compared to approximately $31.9 million in the same period of 2014. Gross profit as a percentage of sales increased from 34.0% for the three month period ended September 30, 2014 to 35.0% for the same period ended September 30, 2015. The 100 basis points increase in gross margin during the three months ended September 30, 2015 was primarily due to increased dredge margins as a result of a sales mix of private versus government projects partially offset by reduced contaminated soil margins due to increased beneficial use costs at some of the contaminated soil facilities.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2015 decreased to approximately $7.5 million or 16.9% of service revenues, as compared to $8.4 million or 17.3% of service revenues for the same period in 2014. The $0.9 million decrease in selling, general and administrative expenses in the three months ended September 30, 2015 compared to 2014 is primarily attributable to reductions in transaction costs associated with the acquisition of Clean Earth in the third quarter of 2014, partially offset by incremental costs associated with the acquisition of AES in December 2014.

Amortization expense
Amortization expense for the three months ended September 30, 2015 was $2.9 million, an increase of $0.1 million compared to the three months ended September 30, 2014. The increase is due to additional amortization expense in 2015 from the AES acquisition.

Income from operations
Income from operations for the three months ended September 30, 2015 was approximately $4.9 million as compared to income from operations of $5.1 million for the three months ended September 30, 2014, a decrease of $0.2 million, primarily as a result of those factors described above.

Nine months ended September 30, 2015 compared to the pro forma nine months ended September 30, 2014

Service revenues
Service revenues for the nine months ended September 30, 2015 were approximately $122.9 million, an increase of $6.5 million or 5.3% compared to the same period in 2014. The increase in service revenues is principally the result of the Clean Earth’s December 2014 acquisition of all of the assets of American Environmental Services, Inc ("AES") which operates two RCRA Part B hazardous waste facilities, and growth at its existing RCRA Part B facility. For the nine months ended September 30, 2015, contaminated soil volumes increased 4% as compared to the same period last year principally attributable to commercial development activity in the New York City and Greater Washington, D. C. areas. Hazardous waste volume increased 105%, primarily as a result of the AES acquisition. Revenue from dredged material decreased for the nine months ended September 30, 2015 as compared to the same period in 2014 due to the timing of new bidding activity. Contaminated soils represented approximately 61% of net sales for the nine months ended September 30, 2015 and 61% of net sales for the nine months ended September 30, 2014.

Cost of services
Cost of services for the nine months ended September 30, 2015 were approximately $88.4 million compared to approximately $79.1 million in the same period of 2014. Gross profit as a percentage of sales decreased from 32.1% for the nine month period ended September 30, 2014 to 28.1% for the same period ended September 30, 2015. The 400 basis points decrease in gross margin during the nine months ended September 30, 2015 was primarily due to the mix of services provided during the nine months ended September 30, 2015 as compared to the prior year, as well as decreased margins from contaminated soils due to increased equipment rental expense and increased beneficial use costs at some of the contaminated soil facilities.

Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2015 increased to approximately $19.9 million or 16.2% of service revenues compared to $18.8 million or 16.2% of service revenues for the same period in 2014. The $1.1 million increase in selling, general and administrative expenses in the nine months ended September 30, 2015 compared to 2014 is primarily attributable to the acquisition of AES in December 2014 and costs associated with the acquisition of Clean Earth in 2014 offset by reductions in professional fees and bad debt expenses.

Amortization expense
Amortization expense for the nine months ended September 30, 2015 was $9.3 million, an increase of $0.6 million compared to the nine months ended September 30, 2014. The increase is due to additional amortization expense in 2015 from the AES acquisition ($0.4 million) and an increase in the amortization of airspace, which is recognized based on usage rather than over the estimated useful life of the asset.

Income from operations
Income from operations for the nine months ended September 30, 2015 was approximately $4.9 million as compared to income from operations of $9.5 million for the nine months ended September 30, 2014, a decrease of $4.5 million, primarily as a result of those factors described above.

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
Results of Operations
The table below summarizes the income from operations data for SternoCandleLamp for the three and nine months ended September 30, 2015 and the pro forma income from operations data for the three and nine month period ended September 30, 2014.

	Three months ended		Nine months ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
		(Pro forma)		(Pro forma)
Net sales	$31,710	$32,350	$98,680	$99,699
Cost of sales	23,390	25,472	74,424	77,872
Gross Profit	8,320	6,878	24,256	21,827
Selling, general and administrative expenses	3,985	4,097	11,776	10,978
Management fees (a)	125	125	375	375
Amortization of intangibles (b)	1,503	1,504	3,819	4,511
Income from operations	$2,707	$1,152	$8,286	$5,963

Pro-forma results of operations of SternoCandleLamp for the three and nine months ended September 30, 2014 include the following pro-forma adjustments, applied to historical results as if we acquired SternoCandleLamp on January 1, 2014:

(a) Represents management fees that would have been payable to the Manager in the three and nine months ended September 30, 2014.

(b) Represents an increase in amortization of intangible assets totaling $1.0 million and $1.9 million, respectively, in the three and nine months ended September 30, 2014 for additional amortization expense associated the fair value step up of intangible assets resulting from the purchase price allocation in connection with our acquisition.

Three months ended September 30, 2015 compared to the pro forma three months ended September 30, 2014

Net sales
Net sales for the three months ended September 30, 2015 were approximately $31.7 million, a decrease of $0.6 million or 2.0% compared to the same period in 2014. The decrease in net sales is primarily a result of the timing of orders from SternoCandleLamp's larger customers.

Cost of sales
Cost of sales for the three months ended September 30, 2015 were approximately $23.4 million compared to approximately $25.5 million in the same period of 2014. Gross profit as a percentage of sales increased from 21.3% for the three months ended September 30, 2014 to 26.2% for the same period ended September 30, 2015. The increase in gross margin during the three months ended September 30, 2015 primarily reflects labor and manufacturing efficiencies during the third quarter of 2015 as compared to the third quarter of 2014 and material savings from both lower commodity prices and material savings programs.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2015 and 2014 was approximately $4.0 million and $4.1 million, respectively. Selling, general and administrative expense represented 12.6% of net sales for the three months ended September 30, 2015 as compared to 12.7% of net sales for the same period in 2014.

Income from operations
Income from operations for the three months ended September 30, 2015 was approximately $2.7 million, an increase of $1.6 million when compared to the same period in 2014, as a result of those factors described above.

Nine months ended September 30, 2015 compared to the pro forma nine months ended September 30, 2014

Net sales
Net sales for the nine months ended September 30, 2015 were approximately $98.7 million, a decrease of $1.0 million or 1.0% compared to the same period in 2014. The decrease in net sales is primarily a result of the timing of orders from two of SternoCandleLamp's larger customers.

Cost of sales
Cost of sales for the nine months ended September 30, 2015 were approximately $74.4 million compared to approximately $77.9 million in the same period of 2014. Gross profit as a percentage of sales increased from 21.9% for the nine months ended September 30, 2014 to 24.6% for the same period ended September 30, 2015. The increase in gross margin during the nine months ended September 30, 2015 primarily reflects greater labor and manufacturing efficiencies during the first nine months of 2015 as compared to the first nine months of 2014 as SternoCandleLamp continued to integrate the acquisition of Sterno by CandleLamp during 2014, and favorable material costs reflecting lower commodity prices and material savings programs.

Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2015 and 2014 was approximately $11.8 million and $11.0 million, respectively. The increase is primarily a result of integration services fees incurred during the nine months ended September 30, 2015. Selling, general and administrative expense represented 11.9% of net sales for the nine months ended September 30, 2015 as compared to compared to 11.0% of net sales for the same period in 2014.

Income from operations
Income from operations for the nine months ended September 30, 2015 was approximately $8.3 million, an increase of $2.3 million when compared to the same period in 2014, due to those factors described above, as well as a decrease in amortization expense as a result of the finalization of the purchase price allocation for SternoCandleLamp in the three months ended March 31, 2015.

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
Tridien develops products both independently and in partnership with large distribution intermediaries. Medical distribution companies then sell or rent the therapeutic support surfaces, sometimes in conjunction with bed frames and accessories to one of three end markets: (i) acute care, (ii) long term care and (iii) home health care. The level of sophistication largely varies for each product, as some patients require simple foam mattress beds ("non-powered" support surfaces) while others may require electronically controlled, low air loss, lateral rotation, pulmonary therapy or alternating pressure surfaces ("powered" support surfaces). The design, engineering and manufacturing of all products is completed in-house (with the exception of PrimaTech products, which are manufactured in Taiwan) and are FDA compliant. Tridien historically receives approximately two-thirds of its revenues from its three largest customers.
We purchased a controlling interest in Tridien in August 2006.
Results of Operations
The table below summarizes the income from operations data for Tridien for the three and nine month periods ended September 30, 2015 and September 30, 2014

	Three months ended		Nine months ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net sales	$23,318	$17,633	$58,850	$50,659
Cost of sales	18,909	13,967	47,043	39,667
Gross profit	4,409	3,666	11,807	10,992
Selling, general and administrative expense	2,666	2,559	7,561	7,663
Fees to manager	88	88	263	263
Amortization of intangibles	472	445	1,322	1,334
Impairment expense	—	—	9,165	—
Income (loss) from operations	$1,183	$574	$(6,504)	$1,732

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Net sales
Net sales for the three months ended September 30, 2015 were approximately $23.3 million compared to approximately $17.6 million for the same period in 2014, an increase of $5.7 million or 32.2%. Sales of non-powered products (including patient positioning devices) totaled $18.2 million during the three months ended September 30, 2015 representing an increase of $3.7 million compared to the same period in 2014. Sales of powered products totaled $5.1 million during the three months ended September 30, 2015 representing an increase of $2.0 million compared to the same period in 2014. The increase in non-powered product sales in the three months ended September 30, 2015 compared to the same period in 2014 is principally the result of increased sales to one of Tridien's larger customers, whose contract is expiring in the fourth quarter of 2015. Improved powered products sales in the three months ended September 30, 2015 compared to the same period in 2014 is principally the result of increased sales of recently developed products.

Cost of sales
Cost of sales increased approximately $4.9 million for the three months ended September 30, 2015 compared to the same period in 2014. Gross profit as a percentage of sales was approximately 18.9% in the three month period ended September 30, 2015 compared to 20.8% in the same period of 2014. The decrease in gross profit as a percentage of sales was primarily due to higher cost of production for recently developed powered products.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2015 was approximately $2.7 million as compared to $2.6 million for the same period in 2014. The increase in selling, general and administrative expenses is due to increased legal fees during the quarter.

Income from operations
Income from operations was approximately $1.2 million in the three months ended September 30, 2015 as compared to $0.6 million in the three months ended September 30, 2014, an increase of $0.6 million due primarily to the factors described above.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Net sales
Net sales for the nine months ended September 30, 2015 were approximately $58.9 million compared to approximately $50.7 million for the same period in 2014, an increase of $8.2 million or 16.2%. Sales of non-powered products (including patient positioning devices) totaled $46.7 million during the nine months ended September 30, 2015 representing an increase of $5.5 million compared to the same period in 2014. Sales of powered products totaled $12.1 million during the nine months ended September 30, 2015 representing an increase of $2.7 million compared to the same period in 2014. The increase in non-powered product sales in the nine months ended September 30, 2015 compared to the same period in 2014 is principally the result of increased sales to two of Tridien's largest customers, one of whose contract is expiring in the fourth quarter of 2015. Improved powered products sales in the nine months ended September 30, 2015 compared to the same period in 2014 is principally the result of sales of recently developed products.

Cost of sales
Cost of sales increased approximately $7.4 million for the nine months ended September 30, 2015 compared to the same period in 2014. Gross profit as a percentage of sales was approximately 20.1% in the nine month period ended September 30, 2015 compared to 21.7% in the same period of 2014. The decrease in gross profit as a percentage of sales was primarily due to an unfavorable product sales mix, adjustments to inventory reserves, and higher production costs incurred during the nine months ended September 30, 2015 compared to the same period in 2014.

Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2015 was approximately $7.6 million as compared to $7.7 million for the same period in 2014. There were no notable changes in the components of these costs during the current year.

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

Income (loss) from operations
Loss from operations was approximately $6.5 million in the nine months ended September 30, 2015 as compared to income from operations of approximately $1.7 million in the nine months ended September 30, 2014, a decrease of approximately $8.2 million due primarily to the goodwill impairment.

Liquidity and Capital Resources

The change in cash and cash equivalents is as follows:

	Nine months ended
(in thousands)	September 30, 2015	September 30, 2014
Cash provided by operations	$46,471	$46,160
Cash used in investing activities	246,594	(237,899)
Cash (used in) provided by financing activities	(225,450)	102,331
Effect of exchange rates on cash and cash equivalents	(2,593)	(552)
Increase (decrease) in cash and cash equivalents	$65,022	$(89,960)

Cash Flow from Operating Activities

For the nine months ended September 30, 2015, cash flows provided by operating activities (from both continuing and discontinued operations) totaled approximately $46.5 million, which represents a $0.3 million increase compared to cash provided by operations of $46.2 million during the nine month period ended September 30, 2014. This increase is principally the result of changes in cash used for working capital in the nine months ended September 30, 2015 as compared to the same period in 2014 as a result of the seasonality of FOX in 2014 which is not reflected in 2015 after the deconsolidation of FOX during the third quarter of 2014, the effect of the acquisition of Clean Earth and SternoCandleLamp in the third and fourth quarter of 2014, respectively, the the acquisition of Manitoba Harvest in July 2015 and sale of CamelBak in August 2015.

Cash Flow from Investing Activities

Cash flows provided by investing activities for the nine months ended September 30, 2015 totaled approximately $246.6 million, compared to $237.9 million used in investing activities in the same period of 2014. The 2015 investing activities reflect the acquisition of Manitoba Harvest in the third quarter ($101.2 million) and proceeds from the sale of CamelBak in August 2015 offset by the receivable recorded to reflect the proceeds related to the sale of American Furniture, which were received in October 2015 ($244.7 million). The 2014 investing activities reflect FOX's acquisition of Sport Truck ($41.0 million) and our acquisition of Clean Earth ($250.0 million, net of cash). Capital expenditures in the nine months ended September 30, 2015 increased approximately $4.5 million (including capital expenditures at discontinued operations in both 2015 and 2014), with the increase primarily due to capital expenditures at our 2014 acquisitions, Clean Earth and SternoCandleLamp. We expect capital expenditures for the remainder of 2015 to be approximately $6 million to $8 million.

Cash Flow from Financing Activities

Cash flows used in financing activities totaled approximately $225.5 million during the nine months ended September 30, 2015 principally reflecting payment of our shareholder distribution ($58.6 million) and the repayment of our 2014 Revolving Credit Facility using the proceeds from the sale of CamelBak during the third quarter. Cash flows provided by financing activities during the nine months ended September 30, 2014 were approximately $102.3 million principally reflecting net borrowings under our credit facility to finance a portion of the acquisition purchase price for Clean Earth in the third quarter of 2014 and FOX's borrowings to finance offset in part by our shareholder distribution ($52.2 million), and a profit allocation payment to our Manager related to the FOX secondary offering ($11.9 million).

At September 30, 2015, we had approximately $88.7 million of cash and cash equivalents on hand. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.

As of September 30, 2015, we had the following outstanding loans due from each of our businesses:

(in thousands)
Ergobaby	$19,953
Liberty	$31,150
Manitoba Harvest	$23,294
Advanced Circuits	$59,547
Arnold Magnetics	$73,700
Clean Earth	$153,093
SternoCandleLamp	$83,042
Tridien	$12,231

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

On August 3, 2015, the Company sold its majority owned subsidiary, CamelBak, based on a total enterprise value of $412.5 million. The Company received approximately $367.8 million in cash related to its debt and equity interests in CamelBak after payments to noncontrolling shareholders and payment of all transaction expenses. The Company recognized a gain of $165.3 million for as a result of the sale of CamelBak.

On October 5, 2015, the Company sold its majority owned subsidiary, American Furniture, for a sale price of $24.1 million. The Company received approximately $23.5 million in net proceeds related to its debt and equity interests in American Furniture after payment of all transaction expenses. The Company recognized a loss on the sale of American Furniture of $14.3 million.

We believe that we currently have sufficient liquidity and capital resources to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our Board of Directors, over the next twelve months. The quarterly distribution for the three months ended September 30, 2015 was paid on July 29, 2015 and totaled $19.5 million.

On June 6, 2014 we entered in a new credit facility, the 2014 Credit Facility replacing our existing 2011 Credit Facility entered into in October 2011. The 2014 Credit Facility provides for (i) revolving loans, swing line loans and letters of credit up to an maximum aggregate amount of $400 million and matures in June 2019, and (ii) a $325 million term loan. Our 2014 Term Loan requires quarterly payments of $0.8 million with a final payment of the outstanding principal balance due in June 2021. (Refer to Note I to the Condensed Consolidated Financial Statements for a complete description of our 2014 Credit Facility.) We amended the 2014 Credit Facility in June 2015, primarily to allow us to make intercompany loans to, and acquire, Canadian-based companies on an unsecured basis, and to modify provisions that would allow for early termination of a "Leverage Increase Period," thereby providing us with additional flexibility as to the timing of subsequent acquisitions.

We had $395.6 million in net availability under the 2014 Revolving Credit Facility at September 30, 2015. $4.4 million in outstanding borrowings under the 2014 Revolving Credit Facility at September 30, 2015 reflected outstanding letters of credit.

The following table reflects required and actual financial ratios as of September 30, 2015 included as part of the affirmative covenants in our 2014 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	2.85:1.0
Total Debt to EBITDA Ratio	less than or equal to 4.25:1.0	1.72:1.0

We intend to use the availability under our 2014 Credit Facility and cash on hand to pursue acquisitions of additional businesses to the extent permitted under our 2014 Credit Facility, to fund distributions and to provide for other working capital needs.

Subsequent Events - Profit Allocation Payments
Sale Event
During the fourth quarter, we declared a distribution to the Allocation Member in connection with the Sale Event of CamelBak. Under the terms of the LLC Agreement, the Allocation Member has the right to defer a portion of the distribution. The Allocation Member exercised this right and deferred a portion of the distribution for the CamelBak Sale Event in the amount of the high water mark calculation as a result of the loss on the sale of American Furniture. The result is a net distribution to the Allocation Member of $14.6 million. The profit allocation payment will be made during the quarter ended December 31, 2015.
Holding Event
During the fourth quarter, we declared a distribution to the Allocation Member of approximately $3.1 million in connection with a Holding Event for our five year ownership of the Ergobaby subsidiary. The payment is in respect of its positive contribution-based profit since our acquisition in September of 2010, and will be paid during the three months ended December 31, 2015.

Interest Expense
We recorded interest expense totaling $24.1 million for the nine months ended September 30, 2015 compared to $16.5 million for the comparable period in 2014.

The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Nine months ended September 30,
	2015	2014
Interest on credit facilities	$14,137	$11,284
Unused fee on Revolving Credit Facility	1,062	1,635
Amortization of original issue discount	503	713
Unrealized losses (gains) on interest rate derivatives (1)	8,044	2,797
Letter of credit fees	94	33
Other	210	7
Interest expense	$24,050	$16,469
Average daily balance of debt outstanding	$484,603	$329,437
Effective interest rate	6.6%	6.7%

(1) On September 16, 2014, we purchased an interest rate swap (the "New Swap") with a notional amount of $220 million effective April 1, 2016 through June 6, 2021. The agreement requires us to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At September 30, 2015, the New Swap had a fair value loss of $15.4 million, reflecting the present value of future payments and receipts under the agreement and is reflected as a component of interest expense and other non-current liabilities. In the above table, we provide the effective interest rate on outstanding debt, which includes the mark-to-market loss on the New Swap. The effective interest rate for incurred debt for the nine months ended September 30, 2015 after elimination of the New Swap, which has a term that does not begin until April 1, 2016, is 4.4%. Refer to Note J - Derivatives and Hedging Activities of the condensed consolidated financial statements.

Income Taxes
We incurred income tax expense of $9.3 million with an effective tax rate of 94.1% during the nine months ended September 30, 2015 compared to $8.5 million with an effective income tax rate of 3.1% during the same period in 2014. Non-deductible costs at the corporate level, including the gain on our equity method investment in FOX in the nine months ended September 30, 2015, as well as the effect of the impairment loss at our Tridien subsidiary, account for the majority of the remaining difference in our effective income tax rates in both periods.
The components of income tax expense as a percentage of income from continuing operations before income taxes for the nine months ended September 30, 2015 and 2014 are as follows:

	Nine months ended September 30,
	2015	2014
United States Federal Statutory Rate	35.0%	35.0%
State income taxes (net of Federal benefits)	11.8	(0.7)
Foreign income taxes	(10.0)	(0.3)
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	66.3	1.4
Effect of deconsolidation of subsidiary	—	(33.5)
Effect of gain on equity method investment (2)	(33.8)	—
Impact of subsidiary employee stock options	1.6	—
Domestic production activities deduction	(6.6)	(0.3)
Effect of impairment expense	27.3	—
Non-recognition of NOL carryforwards at subsidiaries	(3.2)	—
Other	5.7	1.5
Effective income tax rate	94.1%	3.1%

(1) The effective income tax rate for the nine months ended September 30, 2015 and 2014 includes a significant loss at the Company's parent, which is taxed as a partnership.

(2) The equity method investment in FOX is held at the Company's parent, which is taxed as a partnership, resulting in the gain or loss on the investment being a reconciling item in deriving our effective tax rate.

Reconciliation of Non-GAAP Financial Measures
U.S. GAAP refers to generally accepted accounting principles in the United States. From time to time we may publicly disclose certain "non-GAAP" financial measures in the course of our investor presentations, earnings releases, earnings conference calls or other venues. A non-GAAP financial measure is a numerical measure of historical or future performance, financial position or cash flow that excludes amounts, or is subject to adjustments that effectively exclude amounts, included in the most directly comparable measure calculated and presented in accordance with GAAP in our financial statements, and vice versa for measures that include amounts, or are subject to adjustments that effectively include amounts, that are excluded from the most directly comparable measure as calculated and presented.
Non-GAAP financial measures are provided as additional information to investors in order to provide them with an alternative method for assessing our financial condition and operating results. These measures are not meant to be a substitute for GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies.
The tables below reconcile the most directly comparable GAAP financial measures to Earnings before Interest, Income Taxes, Depreciation and Amortization ("EBITDA"), Adjusted EBITDA, and Cash Flow Available for Distribution and Reinvestment ("CAD").

Reconciliation of Net income (Loss) to EBITDA and Adjusted EBITDA
EBITDA –EBITDA is calculated as income (loss) from continuing operations before interest expense, income tax expense (benefit), depreciation expense and amortization expense. Amortization expenses consist of amortization of intangibles and debt charges, including debt issuance costs, discounts, etc.
Adjusted EBITDA – Adjusted EBITDA is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by; (i) non-controlling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting , due diligences, etc.,) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805; (iii) management fees, which reflect fees due quarterly to our Manager in connection with our Management Services Agreement ("MSA’), as well as Integration Services Fees paid by newly acquired companies; (iv) impairment charges, which reflect write downs to goodwill or other intangible assets; (v) gains or losses recorded in connection with our equity method investment; and (vi) gains or losses recorded in connection with the sale of fixed assets.
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

The following table reconciles EBITDA and Adjusted EBITDA to income (loss) from continuing operations, which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Nine months ended September 30, 2015

	Corporate	Ergobaby	Liberty	Manitoba Harvest	Advanced Circuits	Arnold Magnetics	Clean Earth	Sterno Candle Lamp	Tridien	Consolidated
Net income (loss)	$141,400	$8,576	$2,968	$(3,103)	$9,293	$1,529	$(3,394)	$1,802	$(7,414)	$151,657
Adjusted for:
Provision (benefit) for income taxes	(285)	5,210	1,373	(1,293)	4,898	(335)	(1,485)	1,123	68	9,274
Interest expense, net	23,740	—	—	6	—	6	298	—	—	24,050
Intercompany interest	(31,186)	3,077	3,257	407	4,274	5,250	8,929	5,191	801	—
Depreciation and amortization	902	2,836	3,007	4,029	2,485	6,822	15,909	5,945	1,876	43,811
EBITDA	134,571	19,699	10,605	46	20,950	13,272	20,257	14,061	(4,669)	228,792
Gain on sale of discontinued operations	(151,075)	—	—	—	—	—	—	—	—	(151,075)
(Gain) loss on sale of fixed assets	—	—	7	1	—	(183)	274	—	20	119
Non-controlling shareholder compensation	—	534	156	—	18	102	877	375	1	2,063
Impairment expense	—	—	—	—	—	—	—	—	9,165	9,165
Acquisition expenses	—	—	—	1,126	—	—	—	—	—	1,126
Integration services fee	—	—	—	250	—	—	1,875	1,125	—	3,250
Gain on equity method investment	(9,518)	—	—	—	—	—	—	—	—	(9,518)
Management fees	17,261	375	375	86	375	375	375	375	263	19,860
Adjusted EBITDA (1)	$(8,761)	$20,608	$11,143	$1,509	$21,343	$13,566	$23,658	$15,936	$4,780	$103,782

Adjusted EBITDA
Nine months ended September 30, 2014

	Corporate	Ergobaby	Liberty	Manitoba Harvest	Advanced Circuits	Arnold Magnetics	Clean Earth	Sterno Candle Lamp	Tridien	Consolidated
Net income (loss) (1)	$253,019	$5,696	$(3,720)		$7,478	$(669)	$(64)		$843	$262,583
Adjusted for:				Not Applicable				Not Applicable
Provision (benefit) for income taxes	—	3,844	(2,137)		3,641	1,164	(30)		47	6,529
Interest expense, net	16,011	9	4		(1)	(3)	36		1	16,057
Intercompany interest	(28,810)	3,747	3,413		4,996	5,435	1,077		885	(9,257)
Depreciation and amortization	65	3,140	4,866		4,114	6,631	1,159		1,918	21,893
Loss on debt extinguishment	2,143	—	—		—	—	—		—	2,143
EBITDA	242,428	16,436	2,426		20,228	12,558	2,178		3,694	299,948
(Gain) loss on sale of fixed assets	—	—	17		—	11	—		(2)	26
Non-controlling shareholder compensation	—	405	302		18	100	—		19	844
Acquisition related expenses	—	—	96		—	—	1,935		—	2,031
Gain on deconsolidation of subsidiary	(264,325)	—	—		—	—	—		—	(264,325)
Management fees	13,496	375	375		375	375	—		263	15,259
Adjusted EBITDA (1)	$(8,401)	$17,216	$3,216		$20,621	$13,044	$4,113		$3,974	$53,783

(1) As a result of the deconsolidation of our FOX subsidiary in July 2014, Net income does not include Net income from FOX of $14.5 million for the period January 1, 2014 through September 30, 2014, and Adjusted EBITDA does not include Adjusted EBITDA from FOX of $24.1 million for the period January 1, 2014 through September 30, 2014.

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

	Nine Months Ended
(in thousands)	September 30, 2015	September 30, 2014
Net income	$167,306	$282,222
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	49,743	35,884
Impairment expense	9,165	—
Gain on sale of CamelBak	(165,337)	—
Loss on sale of American Furniture	14,262	—
Amortization of debt issuance costs and original issue discount	2,154	2,412
Loss on debt extinguishment	—	2,143
Unrealized (gain) loss on interest rate and foreign currency hedges	8,044	2,809
Excess tax benefit from subsidiary stock option exercise (1)	—	(1,662)
Gain on deconsolidation of subsidiary	—	(264,325)
Loss on equity method investment	(9,518)	—
Noncontrolling shareholder charges	2,627	3,592
Deferred taxes	(3,863)	(1,944)
Other	324	361
Changes in operating assets and liabilities	(28,436)	(15,332)
Net cash provided by operating activities	46,471	46,160
Plus:
Unused fee on revolving credit facility (2)	1,062	1,635
Excess tax benefit from subsidiary stock option exercise (1)	—	1,662
Integration services fee (3)	3,250	—
Successful acquisition costs	1,126	2,030
Realized loss from foreign currency effect	1,297	—
Changes in operating assets and liabilities	28,436	15,332
Other	—	123
Less:
Payments on swap	1,502	1,502
Maintenance capital expenditures: (4)
Compass Group Diversified Holdings LLC	—	—
Advanced Circuits	358	482
American Furniture	311	335
Arnold	2,038	2,258
CamelBak	1,295	1,976
Clean Earth	5,326	170
Ergobaby	1,333	298
Fox	—	2,381
Liberty	758	508

Manitoba Harvest	509	—
SternoCandleLamp	1,047	—
Tridien	710	593
FOX CAD (5)	—	15,716
Other	209	201
Estimated cash flow available for distribution and reinvestment	$66,246	$40,522
Distribution paid in April 2015/2014	$(19,548)	$(17,388)
Distribution paid in July 2015/2014	(19,548)	(17,388)
Distribution paid in October 2015/2014	(19,548)	(17,388)
	$(58,644)	$(52,164)

(1) Represents the non-cash excess tax benefit at FOX related to the exercise of stock options.
(2) Represents the commitment fee on the unused portion of the revolving credit facilities.
(3) Represents fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership, payable quarterly.
(4) Represents maintenance capital expenditures that were funded from operating cash flow, net of proceeds from the sale of property, plant and equipment, and excludes growth capital expenditures of approximately $1.0 million and $1.2 million for the nine months ended September 30, 2015 and 2014.
(5) Represents FOX CAD during the nine months ended September 30, 2014. The amount includes approximately $24.2 million of EBITDA, less: $3.8 million of cash taxes, $1.9 million of management fees, $2.4 million of maintenance capital expenditures and $0.4 million of interest expense.

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

The following table reflects the year to date activity from our investment in FOX (in thousands):

2015
Balance January 1, 2015	$245,214
Mark-to-market adjustment - March 31, 2015	(13,447)
Balance March 31, 2015	$231,767
Mark-to-market adjustment - June 30, 2015	11,181
Balance at June 30, 2015	$242,948
Mark-to market adjustment - September 30,2015	11,784
Balance at September 30, 2015	$254,732

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
The table below summarizes the payment schedule of our contractual obligations at September 30, 2015:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$414,046	$9,337	$43,088	$41,044	$320,577
Operating lease obligations (2)	72,652	12,613	19,313	12,411	28,315
Purchase obligations (3)	258,133	162,419	48,189	47,525	—
Total (4)	$744,831	$184,369	$110,590	$100,980	$348,892

(1)	Reflects commitment fees and letter of credit fees under our 2014 Revolving Credit Facility and amounts due, together with interest on our 2014 Term Loan Facility.

(2)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.

(3)
Reflects non-cancelable commitments as of September 30, 2015, including: (i) shareholder distributions of $78.2 million; (ii) estimated management fees of $23.8 million per year over the next five years, and (iii) other obligations including amounts due under employment agreements. Distributions to our shareholders are approved by our Board of Directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.

(4)
The contractual obligation table does not include approximately $0.4 million in liabilities associated with unrecognized tax benefits as of September 30, 2015 as the timing of the recognition of this liability is not certain. The amount of the liability is not expected to significantly change in the next twelve months.

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

2015 Interim Impairment Testing - Goodwill, Indefinite-lived Intangible Assets and Long-Lived Assets
In January 2015, one of Tridien's largest customer's informed the company that they would not renew their existing purchase agreement when it expires in the fourth quarter of 2015. This customer represented 20% of Tridien's sales in 2014. The expected lost sales and net income were significant enough to trigger an interim goodwill impairment analysis as of January 31, 2015. The result of the first step of the impairment test indicated that the fair value of Tridien was less than its carrying value therefore it was necessary to perform the second step of the impairment test. We estimated the fair value of the Tridien reporting unit using a weighted average of an income and market approach. The income approach was based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital ("WACC") of 15.7%. The market approach was based on earnings multiple data and guideline public companies. The determination of fair value involves the use of significant estimates and assumptions, including revenue growth rates, operating margins, working capital requirements, capital expenditures, tax rates and terminal growth rates. Due to the inherent uncertainty associated with forming these estimates, actual results could differ from those estimates. Future events and changing market conditions may impact our assumptions as to future revenue growth rates, operating margins, market-based WACC and other factors that may result in changes in the estimates of Tridien's fair value.
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

Indefinite-lived intangible assets
We use a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. Our indefinite-lived intangible assets consist of trade names with a carrying value of approximately $73.4 million. The results of the qualitative analysis of our indefinite lived intangible assets, which we completed during the quarter ended June 30, 2015, indicated that the fair value of the indefinite lived intangible assets exceeded their carrying value.
Recent Accounting Pronouncements
Refer to Footnote B to our condensed consolidated financial statements.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk since December 31, 2014. For a further discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4. – CONTROLS AND PROCEDURES
As required by Exchange Act Rule 13a-15(b), Holdings’ Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2015. Based on that evaluation, the Holdings’ Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of September 30, 2015.

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

ITEM 1A. RISK FACTORS

There have been no material changes in those risk factors and other uncertainties associated with the Company and Holdings discussed in the section entitled "Risk Factors" disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 2, 2015, other than as described below related to our Manitoba Harvest subsidiary, which was acquired in July 2015, and the risk factors in our Annual Report on Form 10-K related to American Furniture, which are no longer applicable since we have sold American Furniture.

Risks Related to Manitoba Harvest

Reduced availability of raw materials and other inputs, as well as increased costs for our raw materials and other inputs, could adversely affect us.

Our business depends heavily on raw materials and other inputs, particularly raw hemp seeds, used in the production of our products. Our raw materials are generally sourced from third-party farmers, and we are not assured of continued supply or pricing. In addition, a substantial portion of our raw materials are agricultural products, which are vulnerable to adverse weather conditions and natural disasters, such as severe rains, floods, droughts, frost, earthquakes, and pestilence. Adverse weather conditions and natural disasters also can lower hemp seeds crop yields and reduce supplies of this ingredient or increase its prices. Incremental costs, including transportation, may also be incurred if we need to find alternate short-term supplies of hemp seeds from other growers. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

Cost increases in raw materials and other inputs could cause our profits to decrease significantly compared to prior periods, as we may be unable to increase our prices to offset the increased cost of these raw materials and other inputs. If we are unable to obtain raw materials and other inputs for our products or offset any increased costs for such raw materials and inputs, our business could be negatively affected.

The loss of a significant customer could negatively impact our sales and profitability.

Manitoba Harvest’s three largest customers account for approximately 60% of their total sales. The loss of any large customer, the reduction of purchasing levels or the cancellation of any business from a large customer for an extended length of time could negatively impact our sales and may have a material adverse effect on its business, results of operations, financial conditions and cash flows.

ITEM 6. Exhibits

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Regular Trustee
Date: November 4, 2015
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 4, 2015

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.