Form 10-K
period 2015-12-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2016-02-29
CIK 1345126, 1345122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrants are collectively a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the outstanding shares of trust stock held by non-affiliates of Compass Diversified Holdings at June 30, 2015 was $742,289,290 based on the closing price on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates. There were 54,300,000 shares of trust stock without par value outstanding at February 22, 2016.
Documents Incorporated by Reference
Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2016 Annual Meeting of Stockholders is incorporated by reference into Part III.

NOTE TO READER
In reading this Annual Report on Form 10-K, references to:

•	the “Trust” and “Holdings” refer to Compass Diversified Holdings;

•	the “Company” refer to Compass Group Diversified Holdings LLC;

•	“businesses”, “operating segments”, “subsidiaries” and “reporting units” all refer to, collectively, the businesses controlled by the Company;

•	the “Manager” refer to Compass Group Management LLC (“CGM”);

•	the “initial businesses” refer to, collectively, Staffmark Holdings, Inc., Crosman Acquisition Corporation, Compass AC Holdings, Inc. and Silvue Technologies Group, Inc.;

•	the “2012 acquisition” refer to the acquisition of Arnold Magnetic Technologies;

•	the "2014 acquisitions" refer to, collectively, the acquisitions of Clean Earth Holdings, Inc. and Sterno Products;

•	the "2015 acquisition" refer to the acquisition of Fresh Hemp Foods Ltd. ("Manitoba Harvest")

•	the “2012 disposition” refer to the sale of HALO Branded Solutions.;

•	the "2015 dispositions" refer to, collectively, the sales of CamelBak Acquisition Corp. ("CamelBak") and AFM Holding Corp. ("American Furniture" or "AFM")

•	the “Trust Agreement” refer to the amended and restated Trust Agreement of the Trust dated as of April 25, 2007;

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
In terms of the businesses in which we have a controlling interest as of December 31, 2015, we believe that these businesses have strong management teams, operate in strong markets with defensible market niches and maintain long standing customer relationships. We believe that the strength of this model, which provides for significant industry, customer and geographic diversity, has become even more apparent in the recent challenging economic environment.
2015 Highlights
Acquisition of Manitoba Harvest
On July 10, 2015, we closed on the acquisition of all of the issued and outstanding capital stock of Fresh Hemp Foods Ltd. ("Manitoba Harvest") through our wholly owned subsidiary FFHF Holding Ltd. pursuant to a stock purchase agreement entered into on June 5, 2015. Headquartered in Winnipeg, Manitoba, Manitoba Harvest is a pioneer and global leader in branded, hemp-based foods. Manitoba Harvest’s award-winning products are currently carried in approximately 7,000 retail stores across the U.S. and Canada.
We made loans to Manitoba Harvest and paid a purchase price of approximately $102.7 million (C$130.3 million), and acquisition related expenses of approximately $1.1 million (C$1.4 million). We funded the acquisition through drawings on our 2014 Revolving Credit Facility. CGM acted as an advisor to us on the deal and will continue to provide integration services during the first year of our ownership of Manitoba Harvest. CGM will receive integration service fees of $1.0 million, which are payable quarterly as services are rendered, beginning September 30, 2015.
Sale of CamelBak
On August 3, 2015, pursuant to a stock purchase agreement dated July 24, 2015, we sold our majority owned subsidiary, CamelBak, based on a total enterprise value for CamelBak of $412.5 million, plus approximately $14.1 million of estimated cash and working capital adjsutments. Our share of the net proceeds, at closing, after accounting for the redemption of CamelBak’s noncontrolling holders and the payment of transaction expenses totaled $367.8 million. We recognized a gain of $164.0 million during the year ended December 31, 2015 as a result of the sale of CamelBak. Refer to "Related Party Transactions and Certain Transactions Involving Our Business - LLC Agreement" for a discussion of the profit allocation payment associated with the sale of CamelBak.
The transaction is subject to adjustments for certain changes in the working capital of CamelBak. The Stock Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions.

Sale of American Furniture
On October 5, 2015, all of the issued and outstanding shares of capital stock of our majority owned subsidiary, American Furniture, were sold for a sale price of $24.1 million. The Company’s share of the net proceeds at closing, after accounting for the redemption of American Furniture's non-controlling shareholders and the payment of transaction expenses, totaled $23.5 million. The sale of American Furniture met the criteria for the assets to be classified as held for sale as of September 30, 2015, and the American Furniture subsidiary is presented as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. The Company recognized a loss on the sale of American Furniture of $14.3 million during the year ended December 31, 2015. Refer to "Related Party Transactions and Certain Transactions Involving Our Business - LLC Agreement" for a discussion of the profit allocation associated with the sale of American Furniture.
2015 Distributions
For the 2015 fiscal year we declared and paid distributions to our shareholders totaling $1.44 per share.

The following is a brief summary of the businesses in which we own a controlling interest at December 31, 2015:
Branded Products Businesses

Ergobaby
Ergobaby Carrier, Inc. (“Ergobaby”), headquartered in Los Angeles, California, is dedicated to building a global community of confident parents with smart, ergonomic solutions that enable and encourage bonding between parents and babies. Ergobaby offers a broad range of award-winning baby carriers, strollers, car seats, swaddlers, nursing pillows, and related products that fit into families’ daily lives seamlessly, comfortably and safely. We made loans to, and purchased a controlling interest in, Ergobaby on September 16, 2010 for approximately $85.2 million. We currently own 81.0% of the outstanding stock of Ergobaby on a primary basis and 74.2% on a fully diluted basis.
Liberty Safe
Liberty Safe and Security Products, Inc. (“Liberty Safe” or “Liberty”), headquartered in Payson, Utah, is a designer, manufacturer and marketer of premium home, office and gun safes in North America. From it’s over 300,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. We made loans to, and purchased a controlling interest in, Liberty Safe on March 31, 2010 for approximately $70.2 million. We currently own 96.2% of the outstanding stock of Liberty Safe on a primary basis and 84.6% on a fully diluted basis.

Manitoba Harvest
Manitoba Harvest is a pioneer and global leader in branded, hemp-based foods. Headquartered in Winnipeg, Manitoba, Manitoba Harvest's products are currently carried in approximately 7,000 retail stores across the United States and Canada. Manitoba Harvest's hemp-exclusive, 100% all natural product lineup include hemp hearts, hemp oil and hemp protein powder. We made loans to, and purchased an 87% controlling interest in, Manitoba Harvest on July 10, 2015 for approximately $102.7 million (C$130.3 million). In December 2015, Manitoba Harvest acquired all of the outstanding stock of Hemp Oil Canada Inc. (“HOCI”), a wholesale supplier and a private label packager of hemp food products and ingredients, for approximately $32.7 million (C$44.7 million). In connection with the HOCI acquisition, the former shareholders of HOCI invested $6.8 million (C$9.3 million) in Manitoba Harvest equity, resulting in a dilution of our ownership interest. We currently own 76.6% of the outstanding stock of Manitoba Harvest on a primary basis and 65.6% on a fully diluted basis.

Niche Industrial Businesses
Advanced Circuits
Compass AC Holdings, Inc. (“Advanced Circuits” or “ACI”), headquartered in Aurora, Colorado, is a provider of small-run, quick-turn and volume production rigid printed circuit boards, or “PCBs”, throughout the United States. PCBs are a vital component of virtually all electronic products. The small-run and quick-turn portions of the PCB industry are characterized by customers requiring high levels of responsiveness, technical support and timely delivery. We made loans to, and purchased a controlling interest in, Advanced Circuits, on May 16, 2006, for approximately $81.0 million. We currently own 69.4% of the outstanding stock of Advanced Circuits on a primary basis and 69.3% on a fully diluted basis.
Arnold
AMT Acquisition Corporation (“Arnold” or “Arnold Magnetics”), headquartered in Rochester, NY, with nine additional facilities worldwide, is a manufacturer of engineered, application specific permanent magnets. Arnold Magnetics products are used in applications such as general industrial, reprographic systems, aerospace and defense, advertising and promotional, consumer and appliance, energy, automotive and medical technology. Arnold Magnetics is the largest U.S. manufacturer of engineered magnets as well as only one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. We made loans to, and purchased a controlling interest in, Arnold on March 5, 2012 for approximately $128.8 million. We currently own 96.7% of the outstanding stock of Arnold on a primary basis and 87.3% on a fully diluted basis.

Clean Earth
Clean Earth Holdings, Inc. ("Clean Earth"), headquartered in Hatboro, Pennsylvania, is a provider of environmental services for a variety of contaminated materials. Clean Earth provides a one-stop shop solution that analyzes, treats, documents and recycles waste streams generated in multiple end-markets such as power, construction, commercial development, oil and gas, infrastructure, industrial and dredging. We made loans to, and purchased a controlling interest in, Clean Earth on August 26, 2014 for approximately $251.4 million. We currently own 97.5% of the outstanding stock of Clean Earth on a primary basis and 86.2% on a fully diluted basis.

Sterno Products
Candle Lamp Company, LLC ("Sterno Products" or "Sterno"), headquartered in Corona, California, is a leading manufacturer and marketer of portable food warming devices and creative table lighting solutions for the food service industry. Sterno's product line includes wick and chafing fuels, butane stoves and accessories , liquid and traditional wax candles, catering equipment and lamps. We made loans to, and purchased all of the equity interests in, Sterno Products on October 10, 2014 for approximately $160.0 million. We currently own 100.0% of the outstanding stock of Sterno Products on a primary basis and 89.7% on a fully diluted basis.
Tridien
Anodyne Medical Device, Inc. (“Anodyne”, which was rebranded as “Tridien” in September 2010) headquartered in Coral Springs, Florida, is a leading designer and manufacturer of powered and non-powered medical therapeutic support services and patient positioning devices serving the acute care, long-term care and home health care markets. Tridien is one of the nation’s leading designers and manufacturers of specialty therapeutic support surfaces and is able to manufacture products in multiple locations to better serve a national customer base. We made loans to, and purchased a controlling interest in, Tridien from CGI on August 1, 2006 for approximately $31.0 million. We currently own 81.3% of the outstanding capital stock on a primary basis and 67.3% on a fully diluted basis.

Our businesses also represent our operating segments. See—“Our Businesses” and “Note F – Operating Segment Data” to our Consolidated Financial Statements for further discussion of our businesses as our operating segments. We also own approximately 41% of the outstanding shares of FOX, which is accounted for as an equity method investment. FOX is headquartered in Scotts Valley, California, and is a designer, manufacturer and marketer of high-performance ride dynamics products used primarily on mountain bikes, side-by-side vehicles, on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, or ATVs, snowmobiles, specialty vehicles and applications, and motorcycles.
Tax Reporting
Information returns will be filed by the Trust and the Company with the IRS, as required, with respect to income, gain, loss, deduction and other items derived from the Company’s activities. The Company has and will file a partnership return with the IRS and intends to issue a Schedule K-1 to the trustee. The trustee intends to provide information to each holder of shares using a monthly convention as the calculation period. For 2015 and future years, the Trust will continue to file a Form 1065 and issue Schedule K-1 to shareholders. For 2015, we delivered the Schedule K-1 to shareholders within the same time frame as we delivered the schedule to shareholders for the 2014 and 2013 taxable years. The relevant and necessary information for tax purposes is readily available electronically through our website. Each holder will be deemed to have consented to provide relevant information, and if the shares are held through a broker or other nominee, to allow such broker or other nominee to provide such information as is reasonably requested by us for purposes of complying with our tax reporting obligations.

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
In addition to acquiring businesses, we sell those businesses that we own from time to time when attractive opportunities arise that outweigh the future growth and value that we believe we will be able to bring such businesses consistent with our long-term investment strategy. As such, our decision to sell a business is based on our belief that doing so will increase shareholder value to a greater extent than through our continued ownership of that business. Upon the sale of a business, we may use the proceeds to retire debt or retain proceeds for acquisitions or general corporate purposes. We do not expect to make special distributions at the time of a sale of one of our businesses; instead, we expect to pay shareholder distributions over time solely through the earnings and cash flows of our businesses.
Since our inception in May 2006, we have recorded net gains on sales of our businesses of approximately $348 million (excluding the gains on the sale of our shares in FOX). We sold Crosman Acquisition Company (“Crosman”) in January 2007, Aeroglide Company (“Aeroglide”) and Silvue Technologies Group, Inc. (“Silvue”) in June 2008, Staffmark Holdings Inc. (“Staffmark”) in October 2011, HALO Branded Solutions (“HALO”) in May 2012, CamelBak in August 2015 and American Furniture in October 2015.

In August 2013, FOX completed an initial public offering of its common stock at an initial offering price of $15.00 per share. FOX sold 2,857,143 shares and certain of its shareholders sold 7,000,000 shares (including 5,800,238 shares held by us). FOX trades on the NASDAQ stock market under the ticker “FOXF”. We received approximately $80.9 million in net proceeds from the sale of our FOX shares in the initial public offering, and our ownership interest in FOX was reduced to approximately 53.9%. No gain was reflected as a result of the sale of our FOX shares in the initial public offering because our majority classification of FOX did not change. FOX used a portion of their net proceeds received from the sale of their shares as well as proceeds from a new external FOX credit facility to repay $61.5 million in outstanding indebtedness to us under their existing credit facility with us. On July 10, 2014, FOX filed a registration statement on Form S-1 with the Securities and Exchange Commission (the "SEC") for the FOX Secondary Offering. Certain FOX shareholders, including us, sold shares of FOX common stock through the FOX Secondary Offering at a price of $15.50 per share. As a selling shareholder, we sold a total of 4,466,569 shares of FOX common stock, for total net proceeds of approximately $65.5 million. Upon completion of the offering, our ownership in FOX was reduced from approximately 53% to 41%, or 15,108,718 shares of FOX’s common stock. As a result of the sale of the FOX shares by the Company in the FOX Secondary Offering, we no longer hold a controlling ownership interest in FOX. We recognized a gain of approximately $76.2 million related to the shares that were sold in the FOX Secondary Offering, and a gain of approximately $188.0 million related to the deconsolidation of our retained interest in FOX, for a total gain of approximately $264.3 million.
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
Financing
We have a credit facility with a group of lenders led by Bank of America N.A. that we entered into on June 6, 2014. The 2014 Credit Facility provides for (i) revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $400 million, and (ii) a $325 million term loan. The 2014 Term Loan was issued at an original issuance discount of 99.5% of par value. The 2014 Term Loan requires quarterly payments of $812,500 commencing September 30, 2014 with a final payment of all remaining principal and interest due on June 6, 2021, which is the 2014 Term Loan maturity date. At December 31, 2015, we had $320.1 million outstanding on the 2014 Term Loan. All amounts outstanding under the 2014 Revolving Credit Facility will become due on June 6, 2019, which is the maturity date of loans advanced under the 2014 Revolving Credit Facility and the termination date of the revolving loan commitment. The 2014 Credit Facility also permits us, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain additional term loans in an aggregate amount of up to $200 million subject to certain restrictions and conditions.
The 2014 Credit Facility provides for letters of credit under the 2014 Revolving Credit Facility in an aggregate face amount not to exceed $100 million outstanding at any time, as well as swing line loans of up to $25 million outstanding at one time. At no time may the (i) aggregate principal amount of all amounts outstanding under the Revolving Credit Facility, plus (ii) the aggregate amount of all outstanding letters of credit and swing line loans, exceed the borrowing availability under the 2014 Credit Facility. At December 31, 2015, we had outstanding letters of credit totaling approximately $4.2 million. The borrowing availability under the 2014 Revolving Credit Facility at December 31, 2015 was approximately $395.8 million.
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
Our Businesses
We categorize the businesses we own into two separate groups of businesses (i) branded consumer businesses and, (ii) niche industrial businesses. Branded products businesses are characterized as those businesses that we believe capitalize on a valuable brand name in their respective market sector. We believe that our branded consumer businesses are leaders in their particular product category. Niche industrial businesses are characterized as those businesses that focus on manufacturing and selling particular products and industrial services within a specific market sector. We believe that our niche industrial businesses are leaders in their specific market sector.
During the three years ended December 31, 2015, 2014 and 2013, 25.5%, 45.8%, and 63.0% of net sales are attributable to our branded consumer businesses with the remaining net sales attributable to our niche industrial businesses. The 2014 percentage includes the net sales attributable for FOX prior to July 10, 2014, when FOX became an equity method investment.

Branded Consumer Businesses
Ergobaby
Overview
Ergobaby is dedicated to building a global community of confident parents with smart, ergonomic solutions that enable and encourage bonding between parents and babies. Ergobaby offers a broad range of award-winning baby carriers, strollers, car seats, swaddlers, nursing pillows, and related products that fit into families’ daily lives seamlessly, comfortably and safely.  Ergobaby is headquartered in Los Angeles and is sold in more than 650 retailers and online sites in the United States and in more than 50 countries.
For the fiscal years ended December 31, 2015, 2014 and 2013, Ergobaby had net sales of approximately $86.5 million, $82.3 million and $67.3 million, respectively. Ergobaby had operating income totaling $22.2 million, $18.1 million and $12.6 million in the years ended December 31, 2015, 2014 and 2013, respectively. Ergobaby had total assets of $110.5 million and $115.3 million at December 31, 2015 and 2014. Ergobaby’s net sales represented 10.7%, 11.7%, and 9.1% of our consolidated net sales for the year ended December 31, 2015, 2014 and 2013, respectively.
History of Ergobaby
Ergobaby was founded in 2003 by Karin Frost, who designed her first baby carrier following the birth of her son. The baby carrier product line has since expanded into 3-position and 4-position carriers, with multiple style variations. In its second year of operations, Ergobaby sold 10,500 baby carriers and by 2015 sold over 1 million in the year. In order to support the rapid growth, in 2007, Ergobaby made a strategic decision to establish an operating subsidiary (“EBEU”) in Hamburg, Germany. We purchased a majority interest in Ergobaby on September 16, 2010.
On November 18, 2011 Ergobaby acquired Orbit Baby for approximately $17.5 million. Founded in 2004 and based in Newark, California, Orbit Baby produces and markets a premium line of strollers and car seats that utilize a patented hub ring to allow parents to easily move car seats from car seat bases to stroller frames in an instant without the need for any additional components. The product offering has increased to a full line of mix-and-match seats and bases.

In 2013, Ergobaby expanded its portfolio into the swaddling category. The launch of the Ergobaby Swaddler which focused on a unique, method of swaddling newborns while retaining healthy hip and arm positioning, is the first significant category expansion outside of baby carriers for the Ergobaby brand. In 2014, Ergobaby launched the Ergobaby Four-Position 360 Baby Carrier which expanded on Ergobaby’s leadership in the baby carrier category by offering an ergonomic, outward forward facing position for the baby and comfort for the parent. The Ergobaby 360 Carrier won the 2014 JPMA Innovation award in the baby carrier category. In 2015, Ergobaby launched The Ergobaby Natural Curve Nursing Pillow. Developed with input from lactation experts and nursing mothers, the Natural Curve Nursing Pillow has a unique, contoured shape to support the baby in the ideal position for more comfortable nursing. The Natural Curve Nursing Pillow won the 2015 JPMA New Product Innovation Award in its category.
Industry
Ergobaby competes in the large and expanding infant and juvenile products industry. The industry exhibits little seasonality and is somewhat insulated from overall economic trends, as parents view spending on children as largely non-discretionary in nature. Consequently, parents spend consistently on their children, particularly on durable items, such as car seats, strollers, baby carriers, and related items that are viewed as necessities. Further, an emotional component is often a factor in parents’ purchasing decisions, as parents desire to purchase the best and safest products for their children. As a result, according to the USDA’s most recent report on Expenditures on Children by Families 2013 (released in August 2014), parents on average, spend between $9,130 and $25,700 on their child on an annual basis for related housing, food, transportation, clothes, healthcare, daycare and other items, depending on age of the child and annual income. The amount spent by parents in the highest income group (before tax income greater than $106,540) was more than twice the amounts spent by parents in the lowest income group (before tax income of less than $61,530). On average, households spent between 14 - 25% of their before-tax income on a child. Similar patterns are seen in other counties around the world.
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
Safety influences not only whether parents purchase new or used products, but also which brands parents choose, which consequently impacts pricing and competition within the infant and juvenile products market. In purchases of baby durables, parents often seek well-known and trusted brands that offer a sense of comfort regarding a product’s reliability and safety. As a result, brand name, comfort and safety certifications can serve as a barrier to entry for competition in the market, as well as allow well-known brands such as Ergobaby to charge a premium.
Wearable Carriers and Baby Wearing Trends
Within the broader market for infant and juvenile products, Ergobaby operates within a number of categories, including the market for child mobility and transport products. According to JPMA, reported child mobility and transport manufacturer dollar sales, which includes sales of carriers, strollers, travel systems, and related products, totaled approximately $1.2 billion in the U.S. in 2013. Penetration of baby carriers currently trails that of strollers, car seats, and other infant and juvenile products. JPMA manufacturer sales growth from 2012 to 2013 suggests that the soft carrier segment is growing more rapidly than other infant and juvenile product categories, with 22% sales dollar growth. Comparatively, stroller shipments and convertible car seat shipments increased 16% and 5%, respectively, over the same period
Management believes that continued growth within the market for wearable baby carriers is driven by several trends, including (i) lower relative penetration of baby carriers versus other infant and juvenile products; (ii) favorable demographics; (iii) increasing focus on the popularity of baby wearing; and (iv) convenience and mobility of wearable products.

Products and Services
Ergobaby Baby Carriers
Ergobaby has two main baby carrier product lines: baby carriers and related carrier accessories. Ergobaby’s baby carrier design supports a natural, ergonomic sitting position for babies, eliminating compression of the spine and hips that can be caused by unsupported suspension. The baby carrier also balances the baby’s weight to parents’ hips and shoulders, and alleviates physical stress for the parent. Both Erogbaby’s 3-Position and 4-Position baby carriers have been recognized by the International Hip Dysplasia Institute as being “hip healthy”. Additional accessories are provided to complement the baby carriers including the popular Infant Insert.
Within the Baby Carrier product line, Ergobaby sells 3-Position and 4-Position baby carriers in a variety of style and color variations. Baby Carrier sales were approximately $68.6 million, $63.1 million and $53.8 million in the years ended December 31, 2015, 2014 and 2013, respectively, and represented approximately 79.3%, 76.8%, and 79.9% of total sales in 2015, 2014 and 2013, respectively.
Within the accessories category, the Infant Insert is the largest sales component of the accessory category, representing more than half of total accessory sales for 2015, 2014 and 2013. Accessory sales were $10.8 million, $8.7 million and $7.2 million, in 2015, 2014 and 2013, respectively and represented approximately 13% in 2015 and 11% in 2014 and 2013, of total sales.
Ergobaby’s core Baby Carrier product offerings with average retail prices are summarized below:

•	4 styles of baby carriers - $115 - $195

•	3 styles of Infant Inserts - $25 - $38
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
The third member of the Stroller Travel System is Orbit’s modern and easy-to-use stroller. As is the case with the car seat base, the circular SmartHub allows the infant car seat to dock on the stroller from any angle without adaptors, and with 360 degree rotation and recline, the baby can face rear, forward, or sideways to view the world from different perspectives. In 2015, Orbit Baby launched the 02 Hybrid Jogging Stroller, a full-featured everyday stroller and a high-performance running stroller in one.
Orbit Baby offers product extensions including additional seats and strollers, including the Double Helix Stroller for multiple children, to accommodate growing families.
Orbit Baby also offers a wide range of accessories including the Sidekick Stroller Board, Stroller Panniers, Weather Pack, Color Pack, Footmuffs, Stroller Travel Bag and Baby Gear Spa Kit.
Orbit Baby’s core product offerings, extensions and accessories and suggested retail prices are below:

•	Stroller Travel System (includes Infant Car Seat, Car Seat Base, Stroller) - $980

•	Stroller - $660 - $1,150

•	O2 Hybrid Jogging Stroller - $620

•	Car Seats and Car Seat Base - $380 - $440

•	Bassinet Cradle - $295

•	Accessories - $25 - $195
Competitive Strengths
Ergobaby innovation - Ergobaby Carriers are known for their unsurpassed comfort - Ergobaby’s superior design results in improved comfort for both parent and baby. Parents are comfortable because baby’s weight is evenly distributed between the hips and shoulders while baby sits ergonomically in a natural sitting position. The concept of baby carrying has increased in popularity in the U.S. as parents recognize the emotional and functional benefits of carrying their baby. Consumers continually cite the comfort, design, and convenient “hands free” mobility the Ergobaby carrier offers as key purchasing criteria.
Orbit Baby Innovation - With 19 patents and 2 patents pending, Orbit Baby offers a complete child travel system, from stroller to car seat and beyond. A favorite with moms and dads alike, the integrated Orbit Baby system is designed to take your children everywhere with unprecedented ease and style. With an emphasis on advanced safety and engineering, Orbit Baby is continually recognized for its innovation, ergonomic design and environmentally friendly focus. Orbit Baby applies hands-on experience and extensive research to create products that are elegantly simple, intuitive to use, and unsurpassed in real-world safety.
Business Strategies

Increase Penetration of Current U.S. Distribution Channels - Ergobaby continues to benefit from steady expansion of the market for wearable baby carriers and related accessories in the U.S. and internationally. Going forward, Ergobaby will continue to leverage and expand the awareness of its outstanding brands (both Ergobaby and Orbit Baby) in order to capture additional market share in the U.S., as parents increasingly recognize the enhanced mobility, convenience, and the ability to remain close to the child that Ergobaby carriers enable. Ergobaby currently markets its products to consumers in the U.S. through brick-and-mortar retailers, including specialty boutiques; online web shops; and directly through its website. Management has developed a targeted strategy to increase its penetration of these currently underpenetrated distribution channels that includes: (i) improved retai1 presence, including new packaging and in-store support materials; (ii) improving the effectiveness of marketing programs including utilization of social sites, digital marketing, and improved consumer engagement, and (iii) development of new products and designs.

International Market Expansion - Testimony to the global strength of its lifestyle brand, Ergobaby derives approximately 56% of its sales from international markets. Similar to the U.S., Ergobaby can continue to leverage its brand equity in the international markets it currently serves to aggressively drive future growth, as well as expand its international presence into new regions. The market for Ergobaby’s products abroad continues to grow rapidly, in part due to the growth in the number of births worldwide and the fact that in many parts of Europe and Asia, the concept of baby wearing is a culturally entrenched form of infant and child transport.

New Product Development - Management believes Ergobaby has an opportunity to leverage its unique, authentic lifestyle brand and expand its product line. Since its founding in 2003, Ergobaby has successfully introduced new carrier products to maintain innovation, uniqueness, and freshness within its baby carrier and travel system product lines. In addition to expanding into new product carriers like swaddling and nursing pillows, Ergobaby has become the baby carrier industry leader with the launch of the 4-Position 360 baby carrier and new product launches in 2016.
Customers
Ergobaby primarily sells its products through brick-and-mortar retailers, online retailers and distributors and derives approximately 56% of its sales from outside of the U.S. Within the U.S., Ergobaby sells its products through over 450 brick-and-mortar retail customers and small infant and juvenile products chains, representing an estimated 2,900 retail doors. Ergobaby products are sold through its German based subsidiary, Ergobaby Europe, which services brick-and-mortar retailers and online retailers in Germany and France as well as services a network of distributors located in the United Kingdom, Austria, Finland, Russia, Switzerland, Belgium, the Netherlands, Sweden, Norway, Spain, Denmark, Italy, Turkey and the Ukraine. Sales to customers outside of the U.S. and European markets are predominantly serviced through distributors granted rights, though not necessarily exclusive, to sell within a specific geographic region.
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
Ergobaby has implemented a multi-faceted marketing plan which includes (i) online marketing efforts, including online advertisement, search engine optimization and social networking efforts; (ii) increasing tradeshow attendance at consumer and medical professional shows; and (iii) increasing promotional activities.
Ergobaby had approximately $15.1 million and $15.6 million in firm backlog orders at December 31, 2015 and 2014, respectively.

Competition
The infant and juvenile products market is fragmented, with a few larger manufacturers and marketers with portfolios of brands and a multitude of smaller, private companies with relatively targeted product offerings.
Within the infant and juvenile products market, Ergobaby’s baby carriers primarily compete with companies that market wearable baby carriers. Within the wearable baby carrier market, several distinct segments exist, including (i) slings and wraps; (ii) soft-structured baby carriers; and (iii) hard frame baby carriers.
The primary global competitors in this segment are Baby Bjorn, Chicco, Britax and Manduca, which also market products in the premium price range. Especially in the US, Ergobaby also competes with several smaller companies that have developed wearable carriers, such as Beco, Boba, Tula and LilleBaby. Within the soft-structured baby carrier segment, Ergobaby benefits from strong distribution, good word of mouth, and the functionality of the design.
The Orbit Baby Infant System principally competes with other premium stroller systems including Stokke, Bugaboo, UppaBaby and Britax.
Suppliers
During 2015, Ergobaby sourced its carrier and carrier accessory products from Vietnam and India and manufactures its stroller systems and accessory products in China.  In 2012, Ergobaby began sourcing carriers and accessories from a manufacturing facility in Vietnam.  Vietnam accounted for approximately 64.3% of Ergobaby’s purchases in 2015. Ergobaby partnered with a manufacturer located in India in 2009, which manufactures Ergobaby’s carriers and accessories, and represented approximately 19.4% of Ergobaby’s purchases in 2015. The Orbit Baby stroller systems and accessories manufactured in China and purchases from its primary China based manufacturing facility accounted for approximately 16.3% of Ergobaby purchases. Ergobaby’s manufacturers in China, Vietnam and India have the additional capacity to accommodate Ergobaby’s projected growth.
Intellectual Property
Ergobaby prosecutes and maintains a U.S. and international patent portfolio on some of its various products, including its 3-position and 4-position carriers.  Currently, it has 8 patents and 19 patents pending. Ergobaby also has 19 patents and 2 patents pending for its Orbit Baby technology including Smart Hub. Ergobaby also depends on brand name recognition and premium product offering to differentiate itself from competition.
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
Employees
As of December 31, 2015, Ergobaby employed 107 persons in 5 locations. None of Ergobaby’s employees are subject to collective bargaining agreements. We believe that Ergobaby’s relationship with its employees is good.

Liberty Safe
Overview
Liberty Safe, headquartered in Payson, Utah and founded in 1988, is the premier designer, manufacturer and marketer of home, gun and office safes in North America. From its over 314,000 square foot manufacturing facility, Liberty Safe produces a wide range of home, office and gun safe models in a broad assortment of sizes, features and styles ranging from an entry level product to good, better and best products. Products are marketed under the Liberty Safe brand, as well as a portfolio of licensed and private label brands, including Remington, Cabela’s and John Deere. Liberty Safe’s products are the market share leader and are sold through an independent dealer network (“Dealer sales”) in addition to various sporting goods, farm and fleet, and home improvement retail outlets (“Non-Dealer sales” or “National sales”). Liberty Safe has the largest independent dealer network in the industry.
Historically, approximately 55% of Liberty Safe’s sales are Non-Dealer sales and 45% are Dealer sales.

For the fiscal years ended December 31, 2015, 2014 and 2013, Liberty Safe had net sales of approximately $101.1 million, $90.1 million and $126.5 million, respectively, and operating income of $11.9 million for the year ended December 31, 2015, an operating loss of $2.7 million in 2014, and operating income of $12.5 million in the year ended December 31, 2013. Liberty Safe had total assets of $77.1 million and $78.2 million at December 31, 2015 and 2014, respectively. Net sales from Liberty Safe represented 12.6%, 12.8% and 17.1% of our consolidated net sales for the year ended December 31, 2015, 2014 and 2013, respectively.
History of Liberty Safe
The Liberty Safe brand and its leading market share has been built over a 27 year history of superior product quality, engineering and design innovation, and leading customer service and sales support. Liberty Safe has a long history of continuous improvement and innovative approaches to sales and marketing, product development and manufacturing processes. Significant investments over the last five years have solidified Liberty Safe’s reputation for providing substantial value to retailers and enhanced its long-standing position as the leading producer of premium home, office and gun safes.
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
Industry
Liberty Safe competes in the broadly defined North American safe industry which includes fire and document safes, media and data safes, depository safes, gun safes and cabinets, home safes and hotel safes. According to Global Industry Analysts, (“GIA”) March 2008 report, the global safe industry was estimated to be approximately $2.9 billion of wholesale sales in 2008, and grew consistently at an estimated CAGR of 4.3% from 2000 to 2009. Consistent growth has been one of the defining characteristics of this industry, and GIA anticipates it will continue at a rate of 4.4% from 2009 through 2015. The safe industry experienced a boom and bust cycle in 2013 and 2014 as a result of the threat of increased legislation regulating gun ownership prompting significant demand in 2013. The significant increase in demand experienced in 2013 subsided in 2014 as retail chains over bought inventory in late 2013, resulting in depressed sales throughout 2014 for gun safe manufacturers. The industry has seen a return to normalized sales levels during 2015.
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
Competitive Strengths
#1 Premium Home and Gun Safe Brand with Strong Momentum in the Market - Liberty Safe achieved the status of #1 selling safe company in America in 1994 (per statistics provided by Sargent & Greenleaf, the primary lock supplier to the industry) and maintains this prominent position today. Management estimates that Liberty Safe’s net sales are over twice those of its next largest competitor in the category. Liberty Safe continues to gain market share from the various smaller participants who lack the distribution and sales and marketing capabilities of Liberty Safe.
State-of-the-Art and Scalable Operations - Over the past five years, management has constructed a highly scalable operational platform and infrastructure that has positioned Liberty Safe for substantial sales growth and enhanced profitability in the coming years. Liberty Safe transitioned itself from a manufacturing oriented operating culture to a demand-based, sales-oriented organization. It’s strategic transition required the implementation of a demand-based sales and operating platform, which included (i) new equipment to drive automation and capacity improvements; (ii) re-engineered product lines and production processes to drive efficiency through greater standardization in production; and (iii) new employee incentives tied to labor efficiency, which has improved worker performance as well as employee attitude. These initiatives are enhanced by an experienced senior executive team, a balanced sourcing and in-house manufacturing production strategy, advanced distribution capabilities and sophisticated IT systems. Liberty has combined its demand-based sales and operating initiatives with upgraded production equipment to drive multiple operational improvements. Since 2007, Liberty has reduced its lead times from 4 - 6 weeks to approximately twenty-one days or less. These shorter production cycles coupled with better demand forecasting have significantly reduced working capital needs for the business. During 2013, lead times actually increased due to a significant spike in demand for safes from its customers. That demand spike subsided towards the end of fiscal 2013 where again, shorter lead times were experienced. Improved automation and workflow organization have decreased labor hours over 20% per safe from 8.3 in 2005 to 6.4 in 2015 for rolled steel safes. These recent initiatives combined with Liberty’s cumulative historical investments in operational capabilities have created a lasting competitive advantage over its smaller competitors, who utilize labor-intensive operations and lack the company’s lean manufacturing culture.
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
Reputation for High Quality Products - Liberty Safe offers only the highest quality products on a consistent basis, which over the years has gained it an enviable reputation and a key point of differentiation from its competitors. Liberty Safe distinguishes its products through tested security and fire protection features and industry leading design focused on functionality and aesthetics. The design of its safes meet rigorous internal benchmarks for security and fire protection, with most receiving certification from Underwriters Laboratory, Inc. (“UL”), the leading product safety standard certification, for its security capabilities. Additionally, Liberty Safe’s investment in accessories and feature options have made Liberty safes the most visually appealing and functional in the industry, while providing more customized solutions for retailers and consumers.
Trusted Supplier to National Retailer and Dealer Accounts - Liberty Safe’s comprehensive, high-quality product offering and sophisticated sales and marketing programs have made it a critical supplier to a diverse group of national accounts and dealers. Initially a key supplier primarily to the dealer channel, it has expanded its business with national accounts, such as Gander Mountain, Cabela’s and John Deere. Liberty Safe provides a superior value proposition as a supplier for its national retailers and dealers via its well-recognized brands, lifetime product warranty, tailored merchandising, category management solutions and superior supply chain execution. Further, Liberty Safe’s products generate more profitable floor-space, with both high absolute gross profit and retail margins over 30%. High retail profitability plus increased inventory turns has entrenched Liberty Safe as a key partner in customers’ success in the safe category. As a core element of building its relationships, Liberty Safe has invested significantly in making its retailers better salespeople through a proprietary suite of training tools, including in-store training, new product demonstrations, online education programs and sales strategy literature.
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
Research and Development
Liberty Safe is the engineering and design leader in its sector, due to a history of first-to-market features and standard-setting design improvements. Liberty’s proactive solicitation of feedback and constant interaction with consumers and retail customers across diverse channels and geographies enables Liberty Safe to stay at the forefront of customer demands. Liberty’s approach to product development increases the likelihood of market acceptance by creating products that are more relevant to consumers’ demands. Research and development costs were $0.6 million in 2015, $1.0 million in 2014 and $0.8 million in 2013.
The below charts represents some of the recent innovations in product design (and functionality) that have come about from Liberty’s dedication to R&D:

Product	Function/Benefit
Cool Pocket ™	Keeps documents 50% cooler than rest of safe
Integrated lighting system	Automatic on/off interior lights
Palusol Heat activated door	Seal expands seven times its size in fire
Liberty Tough Doors	Enhanced protection against side bolt prying
Marble gloss powder coat paint	Provides smooth glass finish
4 in 1 Flex storage system	Adjustable shelving configurations
Door panels	Pocket variety to store handguns and other items
Magnetic magazine mount	Ammunition storage that adhere to any surface
Bright view wand light kit	Provides better lighting solution.
Bow hanger	Allows bow to hang in safe
Safe Alert sensor	Monitors and alerts owners of temperatures inside the safe
In addition to product enhancements, new products, such the plate-door National Security Classic, and a new, 6-SKU line of handgun vaults were launched in 2015 from Liberty’s commitment to R&D.
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
Customers
Liberty Safe has fostered long-term relationships with leading national retailers (National or Non-Dealer) as well as numerous Dealers, enabling Liberty Safe to achieve considerable brand awareness and channel exposure. Through significant investment in its national accounts sales and marketing efforts, Liberty Safe has also become the leading supplier to National accounts. Expansion into National accounts is part of Liberty Safe’s strategy to reach a broader customer base and more varied demographics. National account customers include sporting goods retailers, farm & fleet retailers, and home improvement retailers. As of December 31, 2015, 2014 and 2013, Liberty Safe had 15, 14 and 15 Non-Dealer account customers, respectively, that are estimated to have accounted for approximately 55%, 56% and 59% of net sales, respectively.
Dealer customers include local hunting and fishing stores, hardware stores and numerous other local, independent store models. As of December 31, 2015, 2014 and 2013, there were 356, 321 and 306 Dealers that accounted for 45%, 44% and 41% of net sales, respectively.
Liberty Safe’s two largest customers accounted for approximately 37.1%, 30.0% and 33.5% of net sales in 2015, 2014 and 2013, respectively.
Seasonality
Liberty Safe typically experiences its lowest earnings in the second quarter due to lower demand for safes at the onset of summer.
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
Liberty purchased approximately 35 million pounds of steel in 2015 primarily from domestic suppliers, using contracts that lock in prices two to three fiscal quarters in advance. Liberty Safe purchases coiled and flat steel in gauges from four to fourteen. Liberty Safe specifies rigorous requirements related to surface and edge finish and grain direction. All steel products are checked to ASTM specification and dimensional tolerances before entering the production process.
Liberty Safe had approximately $7.1 million and $9.5 million in firm backlog orders at December 31, 2015 and 2014, respectively.
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
Employees
As of December 31, 2015, Liberty Safe had 339 full-time employees and 157 temporary employees. Liberty’s labor force is non-union. Management believes that Liberty Safe has an excellent relationship with its employees.

Manitoba Harvest
Overview

Headquartered in Winnipeg, Manitoba, Manitoba Harvest is a pioneer and leader in branded, hemp based foods. Manitoba Harvest’s products, which Management believes are among the fastest growing in the natural foods industry, are currently carried in approximately 7,000 retail stores across the United States and Canada. Manitoba Harvest’s hemp-exclusive, all natural product lineup includes hemp hearts, protein powder, hemp oil and snacks. As the world’s largest vertically integrated hemp food manufacturer, Manitoba Harvest is involved in every aspect of the hemp production process, from “seed-to-shelf.” All of Manitoba Harvest’s products are an excellent source of plant-based protein and essential fatty acids, including omega-3, gamma-linolenic acid and stearidonic acid. The hemp-based food market is rapidly growing as consumers become aware of the unique combination of great taste and nutritional benefits of hemp-based foods. We purchased a majority interest in Manitoba Harvest on July 10, 2015.

On December 15, 2015, Manitoba Harvest acquired all of the outstanding stock of Hemp Oil Canada Inc. (“HOCI”). HOCI is a wholesale supplier and a private label packager of hemp food products and ingredients.

For the fiscal year ended December 31, 2015 (from date of acquisition), Manitoba Harvest had net sales of $17.4 million (C$23.1 million) and an operating loss of $6.2 million (C$8.2 million). Manitoba Harvest had total assets of $146.7 million (C$205.4 million). Net sales from Manitoba Harvest (from date of acquisition to December 31, 2015) represented 2.2% of our consolidated net sales for the year ended December 31, 2015. Approximately 51% of Manitoba Harvest's gross sales were to customers in the United Sates and approximately 49% of gross sales were to customers within Canada. The remaining 1% of gross sales were primarily to customers in Mexico and Japan.

History

Founded in 1998 following the legalization of industrial hemp production in Canada, Manitoba Harvest has been an industry leader in the manufacture of the highest quality hemp food products while educating people on hemp nutrition. Manitoba Harvest initially sold the company’s raw hemp seed and oil products in natural food stores with distribution and marketing efforts focused on promotion of consumer acceptance of hemp seeds as a food product. In 2001, Manitoba Harvest began selling their products at Whole Foods and Loblaws, one of Canada’s largest supermarket chains, which allowed for expansion beyond natural food stores. As hemp food products continued to gain mainstream acceptance, Manitoba Harvest launched additional hemp based products, including a hemp protein powder line, a hemp smoothie line and hemp based snacks. Manitoba Harvest’s facility in Winnipeg achieved organic certification in 2004 and non-GMO verification in 2009. Manitoba Harvest has the highest level of global certification in food safety and quality and is the first and only hemp-based food company to achieve British Retail Consortium Global Food Safety Initiative (“GFSI”) certification. Leveraging its proven innovation capabilities and position as an industry leader, Manitoba Harvest is currently introducing new product formats with broad appeal, and expanding its retail channels, particularly grocery channels, to capitalize on strong demand from existing customers and to broaden its appeal to reach mainstream consumers. With the acquisition of HOCI, Manitoba Harvest has added a leading manufacturer and supplier of hemp food products and ingredients for a global customer base.

Industry

Hemp is the distinct oilseed and fiber varieties of the plant species Cannabis sativa L., a tall fibrous plant that has been cultivated worldwide for more than 10,000 years. The hemp crop was introduced to North American in the early 1600s, and it played an integral part in North America’s early history as it was used as a material for various products including riggings and sails on naval ships, paper and fuel oil. Hemp is versatile, with diverse uses from food products to clothing, building materials, fuel and various other applications. As a food product, hemp is packed with essential nutrients such as protein, healthy fats, fiber, magnesium and all 10 essential amino acids.

As a crop, hemp is a low impact and environmentally sustainable resource that can be grown without pesticides or agricultural chemicals. Hemp is beneficial to the agricultural supply chain, aiding in weed suppression and soil building, making it a favored rotation crop. Hemp comes from the Cannabis sativa L. subspecies sativa, which is a different subspecies from that grown to produce marijuana, subspecies indica. Hemp contains 0.001% Tetrahydrocannabinol (“THC”). Although it is completely legal to further process and consume hemp-based food products in the U.S., it is currently illegal to cultivate hemp or process live seeds. As a result, United States marketers of hemp based products must import 100% of the hemp seed, oil and fiber that they need. However, the regulatory environment in the U.S. is slowly changing. The U.S. Agriculture Act of 2014 defined industrial hemp as distinct from marijuana and authorized institutions of higher learning and state agriculture departments to grow industrial hemp for research and agricultural pilot programs. As a result, certain states that have legalized hemp cultivation have begun to authorize farmers to plant and grow hemp for experimental purposes.

In Canada, the commercial cultivation of hemp was authorized in 1998 with the implementation of the Canadian Industrial Hemp Regulations, which governs the cultivation, processing, transportation, sale, import and export of industrial hemp. Since its legalization, hemp has garnered significant interest among Canadian farmers and the Canadian government has supported the industry through market development funding and a favorable regulatory environment. The Canadian agricultural industry views hemp as a valuable alternative crop that complements prairie crop production rotations and offers significant economic opportunity due to its numerous end uses.

Hemp based foods are considered a superfood that are rich in healthy fats and other important minerals; furthermore hemp seeds are an excellent dietary source of easily digestible plant based protein. The unique nutritional profile of hemp foods appeals to a broad base of modern diets, ranging from paleo to vegetarian diets. Manitoba Harvest broadly competes in the Nuts & Seeds and Protein Powder categories, which Nielsen estimates to be $4.4 billion and $540 million at retail, respectively. The Hemp Industries Association estimates that retail sales of hemp food and body care products in the United States totaled $200 million in 2014.

Products

Manitoba Harvest is a global leader in branded, hemp-based foods. The Company’s products are the fastest growing products in the hemp food market and among the fastest growing in the entire natural foods industry. The Company’s hemp-exclusive, consumer-facing 100% all-natural product lineup includes Hemp Hearts, protein powder, and snacks. HOCI processes natural and organic hemp seed which are sold as hulled seed, hemp oil, hemp protein, toasted hemp seed and coarse hemp powder.

Hemp Hearts - Hemp Hearts are raw shelled hemp seeds and have a slightly nutty taste, similar to that of a sunflower seed or a pine nut. Hemp Hearts contain 10 grams of plant-based protein and 10 grams of omega essential fatty acids per 30 gram serving. Hemp Hearts can be used as a topping for yogurt, salads, cereal, as a component for smoothies and other meals, or eaten directly from the package. Manitoba Harvest offers Hemp Hearts in all-natural and organic varieties through a number of SKUs. Hemp Hearts are all-natural and non-GMO verified. Hemp Hearts represented approximately 70% of Manitoba Harvest’s gross revenues in 2015.

Hemp Protein Powder - Manitoba Harvest offers a variety of plant based proteins that serve a multitude of culinary and dietary needs including Hemp Pro 70®, Hemp Pro 50®, Hemp Pro Fiber® and Hemp Protein Smoothie. Hemp Pro 70® is a hemp protein concentrate that is 65% protein by weight and high in omega essential fatty acids. Hemp Pro 70® is available in several flavors including vanilla and chocolate, which were introduced in 2014 as an extension of the protein powder product line. Hemp Pro 50® is a raw hemp protein powder that is 50% protein by weight and features a balance of protein and fiber. Hemp Pro 70 and Hemp Pro 50 are plant-based products that are great complements to fruit smoothies, while Hemp Pro Fiber is a great source of protein, essential fatty acids and other nutrients that also offers a high amount of fiber per serving. Hemp Pro Fiber® is raw hemp protein powder, but also offers 52% of the daily recommended fiber intake. Hemp Pro Fiber is a versatile product that can be blended into smoothies, added to yogurt and hot cereal, or incorporated into baking products. Hemp Protein Smoothie was launched in 2015 and is a plant-based nutritional powder that includes 15 grams of protein and 2.6 grams of omega essential fatty acids per 30 gram serving, and is designed to mix easily into smoothies and other drinks.     Manitoba Harvest offers hemp protein products in all-natural and organic varieties, and all protein powders are non-GMO verified. Hemp protein powders represent approximately 20% of Manitoba Harvest’s gross revenue in 2015.

Hemp Snacks and Other Products - During 2015, Manitoba Harvest expanded their product lines with the introduction of Hemp Heart Bites, a convenient, bite sized crunchy snack product, and Hemp Heart Bars, which Manitoba Harvest believes will appeal to the mainstream consumer by featuring a simple and clean ingredient list that contains 10.5 grams of plant based protein and 10 grams of omega essential fatty acids per 45 gram serving. These products were launched in response to demand from existing consumers for a convenient, hemp based food product. Manitoba Harvest’s other products include Hemp Oil, in both liquid and soft-gel formats, and Hemp Bliss, an organic non-dairy beverage. Hemp oil is a cold-pressed oil with no preservatives or artificial colors and is commonly used as a low heat culinary oil or as an ingredient in dressings or sauces. Hemp snacks, Hemp oil and Hemp Bliss comprised approximately 10% of Manitoba Harvest's gross revenues in 2015.

Competitive Strengths

Leading Brand Recognition & Market Share - Manitoba Harvest is an award winning pioneer and the global leader in branded, hemp based foods. Consumer awareness of hemp based foods and the Manitoba Harvest brand continues to grow rapidly. Manitoba Harvest has developed considerable brand equity with a growing, highly-loyal, and very passionate consumer following. Consumers tend to be extremely loyal after incorporating Manitoba Harvest’s hemp foods into their lifestyle. Management believes that Manitoba Harvest holds more than 50% of the market share of hemp heart seed sales and hemp protein powder sales in North America.

Strong Core Consumer Base - The core consumer demographic for Manitoba Harvest’s products is Naturalites, consumers who generally prefer all natural products; and consumers who focus on practicing a lifestyle of health and sustainability (“LOHAS”). Among its core consumer base, hemp-based foods have a high level of awareness and Manitoba Harvest possesses a high level of brand recognition among this consumer segment. Consumers tend to be extremely loyal after incorporating Manitoba Harvest’s hemp foods into their lifestyle. Consumers develop a bond with the Manitoba Harvest brand and appreciate that Manitoba Harvest seeks to positively impact the community and the environment with its actions. Manitoba Harvest is a registered B-Corporation. As a B-Corporation, Manitoba Harvest is dedicated to creating a general public benefit, which is defined as having a material positive impact on society and the environment. Through its actions, Manitoba Harvest inspires consumers to “live the brand” and lead happier and healthier lives.

Vertically Integrated Supply Chain with Long-Term Relationships with Suppliers - Manitoba Harvest enjoys strong relationships with hemp farmers, some dating back to their inception in 1998. Manitoba Harvest has a rigorous qualification process for its suppliers which includes an ongoing supplier scorecard and chooses to purchase hemp seeds from only the highest quality growers. With limited exception, farmers working with Manitoba Harvest are exclusive to them. In North America, hemp is only grown commercially in Canada and Manitoba Harvest accounts for more than 60% of the hemp supply, minimizing risk and ensuring quality hemp seeds for their product. The majority of Canada’s hemp supply outside of Manitoba Harvest’s business goes into ingredient and wholesale markets, making Manitoba Harvest the only vertically-integrated, branded hemp-based food company in North America.

Business Strategies

Manitoba Harvest’s management believes it is well positioned for continued topline growth. As consumer awareness of and demand for hemp based foods increases, Manitoba Harvest will continue to leverage its market leadership and strong brand awareness to grow through existing customers, broadened distribution, new product launches, and expanded ingredients business.

Increasing consumer awareness - Manitoba Harvest was founded with the mission to educate consumers on the health and environmental benefits of hemp-based food products and has taken a grassroots approach to educating consumers. Management estimates that its team interacts directly with more than 500,000 consumers annually, and distributed approximately two million samples to consumers during 2015. In addition to sampling, Manitoba Harvest is driving consumer awareness through existing customer accounts by increasing its investment in in-store displays and product demos, particularly in the United States at retail accounts where consumers are less familiar with the benefits of hemp foods. Additionally, Manitoba Harvest partners with certain retailers to increase consumer awareness. Manitoba Harvest and Whole Foods Market are co-sponsors of Hemp History Week, an annual event that features hundreds of product demonstrations and promotional events throughout the United States aimed at increasing consumer exposure to hemp based foods.

Continued growth with existing customers - Manitoba Harvest expects to grow same store sales with existing customers by expanding the presence of their products on the shelf throughout stores through the introduction of new formats, improved retail product placement and increased investment in merchandising. Manitoba Harvest also partners with its retail customers to develop new, consumer-centric products, such as the 2015 introduction of the hemp protein smoothie at a large Canadian retailer.

Expansion into new customers - Management believes it has significant opportunity to enter new grocery customers in the mainstream grocery channel, both in Canada and the United States. The grocery channels in both the United States and Canada have experienced significant sales growth in all-natural and organic product categories while sales in traditional product categories have been flat or decreased. Manitoba Harvest recently expanded its direct sales team to improve access and engagement with key retail accounts, adding additional brand ambassadors/ and territory managers for the purpose of expanding distribution with mainstream U.S. grocery chains by capitalizing on traditional US grocer emphasis on selling products that align with broad based consumer demand for healthy eating.

Continued innovation and new product development - Product innovation through new products and new packaging formats is a key component of Manitoba Harvest’s growth strategy. In 2015, the company introduced the Hemp Protein Smoothie product and a snack product line including Hemp Heart Bites and Hemp Heart Bars. Management plans to continue to innovate on existing product lines through new formats and flavors as well as continued development of new product categories to broaden customer appeal and increase the number of hemp food usage occasions.

Expanded ingredient business - With the acquisition of HOCI on December 15, 2015, Manitoba Harvest has added a leading manufacturer and supplier of hemp food products and ingredients. As hemp-based food usage continues to become more widely adopted, management believes the strategic acquisition of HOCI has positioned the company to capitalize on the growing opportunity to be the ingredient supplier of choice to other leading food manufacturers in complementary food product categories.
Research and Development

Manitoba Harvest competes in the natural products industry which is characterized by research and development which yields food product innovations that contribute to human wellness and sustainable development.   The scope of research and development is focused on new product development, product enhancement, process design and improvement, packaging, and meeting the needs of the expanding international business.  The continued growth of Manitoba Harvest and ongoing partnerships with industry and government has enabled the company to fund research with universities to support the expansion of peer reviewed publications on the benefits of hemp food products.  Additionally, Management utilizes analytics to manage the evolution of its relationships with its customers, and conducts consumer research during early stages of new product development initiatives in order to identify key success factors. Manitoba Harvest spent approximately $0.1 million on research and development during 2015 (post acquisition).

Customers and Distributions Channels

Manitoba Harvest sells its products through three primary retail channels -natural foods, club and grocery. After initially establishing the authenticity of its brand and products in the natural channel at retailers such as Whole Foods Markets and Sprouts, Manitoba Harvest expanded into the club and grocery channel, initially in Canada, and then in the United States and internationally. HOCI sells their hemp food products and ingredients to value-added manufacturers to be used in hemp cereals, hemp milk, nutrition and protein bars and powders, baked goods and salad dressings.

Manitoba Harvest's three largest customers accounted for approximately 63% of total sales during 2015 (post acquisition).

Sales and Marketing
Manitoba Harvest grows sales within existing retail partners by educating and engaging potential customers through in-store demos, consumer events and sampling.
Sales Organization - Manitoba Harvest’s sales organization consists of sales professionals with direct sales coverage of over 2,000 retail locations. The sales force is led by the Vice President of sales and consists of sales managers, territory managers and brand ambassadors dedicated to specific regions in Canada and the United States. Manitoba Harvest’s sales force is focused on the natural, club and grocery channels, through direct key account coverage and winning sales through a focus on data for category and customer management. In addition to direct sales, the company uses a network of distributors to service many of its customers.

Marketing - Manitoba Harvest focuses the majority of marketing spend in three key areas: demonstrations/sampling, fixed trade spending and promotions. Successful product demonstrations within the club and grocery channels have helped drive increased sales productivity. Manitoba Harvest utilizes fixed trade spending to secure end-cap positions, ad space and off-shelf displays at various retailers. Additionally, they strategically utilize promotions to position its products in prime display space at retailers. To drive future growth, Manitoba Harvest plans to increase spending on demonstrations and sampling - for example the company distributed two million Hemp Hearts, hemp protein powder, Hemp Heart Bites, and Hemp Heart Bars samples in 2015 alone.

Competition
The emerging hemp foods category has a limited number of participants that offer a minimal number of hemp based products while focusing on a broader assortment of food items. Competition is limited due to restricted raw hemp seed access in the United States. Manitoba Harvest’s strong supplier relationships, regulated access to hemp seeds and deep knowledge of the growing and harvesting of hemp afford the company with a unique competitive advantage.

Manitoba Harvest has the highest level of global certification in food safety and quality and is the first and only hemp-based food company to achieve British Retail Consortium (“BRC”) Global Food Safety Initiative certification.

Suppliers

Manitoba Harvest and HOCI are strategically located near their supply of hemp in Canada, the only North American country where it is currently legal to grow hemp. The commercial cultivation of hemp was authorized in 1998 with the implementation of the Canadian Industrial Hemp Regulations, which governs the cultivation, processing, transportation, sale, import and export of industrial hemp. Industrial hemp is viewed by the Canadian and agricultural industry as a valuable new alternative crop that complements prairie crop production rotations and offers significant economic opportunity through numerous end uses. The province of Manitoba and its surrounding prairie area have emerged as a leading region for growing hemp due to the ideal agricultural characteristics of the prairie provinces; a long growing season, sufficient moisture levels, and supportive local governments that view hemp as a strategic crop. The adaptability of hemp makes it ideal for areas of the provinces that have limited cropping options and where high value crops such as edible beans and sunflowers are considered high risk.
Based on its close proximity to many of its growers, Manitoba Harvest has developed longstanding relationships with hemp suppliers and currently maintains relationships that provide access to over 60% of the hemp acreage in Canada. Manitoba Harvest has a rigorous qualification process for its suppliers; maintaining an ongoing supplier scorecard and choosing to purchase hemp from high quality growers. With limited exception, farmers working with Manitoba Harvest are exclusive to them. Manitoba Harvest works with approximately 110 conventional hemp growers (48,750 acres), approximately 20 organic growers (9,990 acres), and 11 seed cleaners. As early leaders of the hemp legalization movement, Manitoba Harvest’s founders have developed in-house expertise on the plant, which they share with their hemp grower partners to help them achieve optimal yield and quality harvests.

Manitoba Harvest processes 100% of its Hemp Hearts, hemp oil and protein powder at its dedicated hemp food products manufacturing facility. Manitoba Harvest has leveraged nearly two decades of hemp food manufacturing expertise and has worked with research scientists to develop proprietary processing technology that is specific to hemp. Their facility in Winnipeg is 32,000 square feet and has an annual processing capacity of 35 million pounds of hemp seed. With the acquisition of HOCI in December 2015, Manitoba Harvest added a newly constructed 35,000 square foot facility capable of processing 50 million pounds of hemp seed.
Intellectual Property
Manitoba Harvest relies on brand name recognition and premium natural and organic offerings in the hemp food market to differentiate itself from the competition. Manitoba Harvest holds several trademark registrations in multiple jurisdictions, primarily the United States and Canada.
Regulatory Environment
Management is not aware of any existing, pending or contingent liabilities that could have a material adverse effect on Manitoba Harvest’s business. Manitoba Harvest is proactive regarding regulatory issues and is in compliance with all relevant regulations. Management is not aware of any potential environmental issues.
Employees
As of December 31, 2015, Manitoba Harvest employed approximately 140 persons. None of Manitoba Harvest employees are subject to collective bargaining agreements. Manitoba Harvest believes its relationship with its employees is good.

Niche Industrial Businesses
Advanced Circuits
Overview
Advanced Circuits, headquartered in Aurora, Colorado, is a provider of small-run, quick-turn and production rigid PCBs, throughout the United States. Advanced Circuits also provides its customers with assembly services in order to meet its customers’ complete PCB needs. The small-run and quick-turn portions of the PCB industry are characterized by customers requiring high levels of responsiveness, technical support and timely delivery. Due to the critical roles that PCBs play in the research and development process of electronics, customers often place more emphasis on the turnaround time and quality of a customized PCB than on the price. Advanced Circuits meets this market need by manufacturing and delivering custom PCBs in as little as 24 hours, providing customers with over 98% error-free production and real-time customer service and product tracking 24 hours per day. In each of the years 2015, 2014 and 2013, over 60% of Advanced Circuits’ sales were derived from highly profitable small-run and quick-turn production PCBs. Advanced Circuits’ success is demonstrated by its broad base of over 11,000 customers with which it does business throughout the year.
For the full fiscal years ended December 31, 2015, 2014 and 2013, Advanced Circuits had net sales of approximately $87.5 million, $85.9 million and $87.4 million, respectively, and operating income of $24.1 million, $22.5 million and $22.9 million, respectively. Advanced Circuits had total assets of $80.6 million and $82.1 million at December 31, 2015 and 2014, respectively. Net sales from Advanced Circuits represented 10.9%, 12.2% and 11.8% of our consolidated net sales for the years 2015, 2014 and 2013, respectively.
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

The following table shows Advanced Circuits’ gross revenue by products and services for the periods indicated:

Gross Sales by Products and Services (1)	Year Ended December 31,
	2015	2014	2013
Small-run Production	22.5%	23.5%	24.3%
Quick-Turn Production	31.0%	31.3%	30.6%
Volume Production (including assembly)	46.0%	44.9%	44.7%
Third Party	0.5%	0.3%	0.4%
Total	100.0%	100.0%	100.0%

(1)	As a percentage of gross sales, exclusive of sale discounts.
Competitive Strengths
Advanced Circuits has established itself as a leading provider of small-run and quick-turn PCBs in North America and focuses on satisfying customer demand for on-time delivery of high-quality PCBs. Advanced Circuits’ management believes the following factors differentiate it from many industry competitors:

•
Numerous Unique Orders Per Day — For the year ended December 31, 2015, Advanced Circuits received on average over 300 customer orders per day. Due to the large quantity of orders received, Advanced Circuits is able to combine multiple orders in a single panel design prior to production. Through this process, Advanced Circuits is able to reduce the number of costly, labor intensive equipment set-ups required to complete several manufacturing orders. As labor represents the single largest cost of production, management believes this capability gives Advanced Circuits a unique advantage over other industry participants. Advanced Circuits maintains proprietary software that maximizes the number of units placed on any one panel design. A single panel set-up typically accommodates 1 to 12 orders. Further, as a “critical mass” of like orders is required to maximize the efficiency of this process, management believes Advanced Circuits is uniquely positioned as an efficient manufacturer of small-run and quick-turn PCBs.

•
Diverse Customer Base — Advanced Circuits possesses a customer base with little industry or customer concentration exposure. During fiscal year ended December 31, 2015, Advanced Circuits did business with over 11,000 customers and added over 180 new customers per month. For each of the years ended December 31, 2015, 2014 and 2013, no customer represented over 2% of net sales.

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
Customers
Advanced Circuits’ focus on customer service and product quality has resulted in a broad base of customers in a variety of end markets, including industrial, consumer, telecommunications, aerospace/defense, biotechnology and electronics manufacturing. These customers range in size from large, blue-chip manufacturers to small, not-for-profit university engineering departments. The following table sets forth management’s estimate of Advanced Circuits’ approximate customer breakdown by industry sector for the fiscal years ended December 31, 2015, 2014 and 2013:

	Customer Distribution
Industry Sector	2015	2014	2013
Electrical Equipment and Components	23%	22%	24%
Measuring Instruments	6%	5%	7%
Electronics Manufacturing Services	25%	24%	22%
Engineer Services	3%	5%	4%
Industrial and Commercial Machinery	10%	11%	12%
Business Services	1%	1%	1%
Wholesale Trade-Durable Goods	1%	1%	1%
Educational Institutions	15%	14%	12%
Transportation Equipment	10%	11%	10%
All Other Sectors Combined	6%	6%	7%
Total	100%	100%	100%
Management estimates that over 90% of its orders are generated from existing customers. Moreover, more than half of Advanced Circuits’ orders in each of the years 2015, 2014 and 2013 were delivered within five days (not including CEI orders). In a typical year, no single customer represents more than 2% of Advanced Circuits’ sales, although in 2013, one customer represented approximately 4.5% of Advanced Circuit's sales.
Sales and Marketing
Advanced Circuits has established a “consumer products” marketing strategy to both acquire new customers and retain existing customers. Advanced Circuits uses initiatives such as direct mail postcards, web banners, aggressive pricing specials and proactive outbound customer call programs as part of this strategy. Advanced Circuits spends approximately 1% of net sales each year on its marketing initiatives and advertising and has 48 employees dedicated to its marketing and sales efforts. These individuals are organized geographically and each is responsible for a region of North America. The sales team takes a systematic approach to placing sales calls and receiving inquiries and, on average, will place over 200 outbound sales calls and receive approximately 140 inbound phone inquiries per day. Beyond proactive customer acquisition initiatives, management believes a substantial portion of new customers are acquired through referrals from existing customers. In addition, other customers are acquired on-line where Advanced Circuits generates over 90% of its orders from its website.
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
Advanced Circuits, due to the volume of small-run and quick turn sales, had a negligible amount in firm backlog orders at December 31, 2015 and 2014.
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
Suppliers
Advanced Circuits’ raw materials inventory is small relative to sales and must be regularly and rapidly replenished. Advanced Circuits uses a just-in-time procurement practice to maintain raw materials inventory at low levels. Additionally, Advanced Circuits has established consignment relationships with several vendors allowing it to pay for raw materials as used. Because it provides primarily lower-volume quick-turn services, this inventory policy does not hamper its ability to complete customer orders. Raw material costs constituted approximately 20%, 20% and 21% of net sales for each of the fiscal years ended December 31, 2015, 2014 and 2013, respectively.
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
Employees
As of December 31, 2015, Advanced Circuits employed 517 persons. None of Advanced Circuits’ employees are subject to collective bargaining agreements. Advanced Circuits believes its relationship with its employees is good.

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
For the fiscal year ended December 31, 2015, 2014 and 2013, Arnold had net sales of approximately $120.0 million, $123.2 million and $126.6 million, respectively, with operating income of $7.6 million in 2015, $7.1 million in 2014 and $8.9 million in 2013. Arnold had total assets of $139.0 million and $144.8 million at December 31, 2015 and 2014, respectively. Net sales from Arnold represented 14.9%, 17.5% and 17.1% of our consolidated net sales for the years ended December 31, 2015, 2014 and 2013, respectively.
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
PMAG is Arnold’s largest business unit representing approximately 71% of Arnold sales on an annualized basis (including Reprographics) with a global footprint including manufacturing facilities in the U.S., U.K., Switzerland, and China.
PMAG—Products and Applications:

•
High precision magnetic rotors for use in electric motors and generators. Typically used in demanding applications such as aerospace, oil and gas exploration, energy recovery systems and under the hood automotive

•	Sealed pump couplings

•	Beam focusing assemblies such as traveling wave tubes

•	Oil & Gas NMR tools as well as pipeline inspection and down hole power generation

•	Hall effect sensor systems
Arnold’s reprographics unit, which is part of the PMAG segment, produces systems and components for copier systems. The business unit’s state-of-the-art, high-volume precision magnetic assembly facility produces over 100,000 assemblies per year. The reprographics unit utilizes components produced by the Flexmag segment.
Reprographics—products and applications:

•	Complex, multi-component, high-accuracy copier assemblies

•	Toner rolls

•	Toner and fuser assemblies

Precision Thin Metals
Arnold’s precision thin metals segment manufactures precision thin strip and foil products from an array of materials and represents approximately 9% of Arnold sales on an annualized basis. The Precision Thin Metals segment serves the aerospace & defense, power transmission, alternative energy (hybrids, wind, battery, solar), medical, security, and general industrial end-markets. With top-of-the-line equipment (Sendzimir mills) and superior engineering, Precision Thin Metals has developed unique processing capabilities that allow it to produce foils and strip with precision and quality that are unmatched in the industry (down to 1/10th thickness of a human hair). In addition, the segment’s facility is capable of increasing production from current levels with its existing equipment and is, we believe, well-positioned to realize future growth with little incremental investment required.
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
Automotive
In the automotive sector, Arnold is selling magnets and magnetic assemblies primarily to Tier 1 and 2 companies. It is estimated that the current automobile contains over 50 magnetic systems, and this number is expected to grow due to vehicle electrification initiatives in order to meet increasing fuel efficiency standards. Typical applications include magnets for Hall Effect sensors that are used in braking, passenger restraint, and steering and engine control systems. Emerging magnetic applications include electric traction drives, regenerative braking systems, starter generators, and electric turbo charging. The auto industry continues to adopt increasingly sophisticated technology to reduce vehicle weight and improve fuel efficiency. As much of this technology utilizes magnetic systems, Arnold expects to benefit from this trend.
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
Research and Development
Arnold has a core research and development team, which has collectively over 30 years of combined industry experience. In addition to the core engineering group, a large number of other Arnold staff members assigned to the business units contribute to the research and development effort at various stages. Product development also includes collaborating with customers and field testing. This feedback helps ensure products will meet Arnold’s demanding standards of excellence as well as the constantly changing needs of end users. Arnold’s research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance testing center equipped to ensure product safety, durability and superior performance. Arnold spent approximately $0.5 million, $1.0 million and $0.9 million, respectively, in research and development activities in each of the years ended December 31, 2015, 2014 and 2013.
Customers
Arnold’s focus on customer service and product quality has resulted in a broad base of customers in a variety of end markets. Products are used in applications such as general industrial, reprographic systems, aerospace & defense, advertising and promotion, consumer and appliance, energy, automotive and medical.

The following table sets forth management’s estimate of Arnold’s approximate customer breakdown by industry sector for the fiscal year ended December 31, 2015, 2014 and 2013:

	Customer Distribution
Industry Sector	2015	2014	2013
General industrial	27%	27%	26%
Aerospace and defense	24%	21%	18%
Advertising and promotion	13%	12%	13%
Consumer and appliance	2%	2%	2%
Energy	9%	8%	9%
Automotive	8%	9%	8%
Medical	3%	2%	2%
Reprographic	11%	16%	19%
All Other Sectors Combined	3%	3%	3%
Total	100%	100%	100%
Arnold has a large and diverse, blue-chip customer base. No customer represented greater that 10% of Arnold’s annual revenue in 2015. Sales to Arnold’s top ten customers were 33% of total sales for each of the years ended December 31, 2015, 2014 and 2013, respectively.
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
Precision Thin Metals – Similar to Arnold’s PMAG segment, the vast majority of Precision Thin Metals’ sales are technically driven engineered solutions. These teams communicate closely in order to take advantage of potential cross-selling opportunities. Approximately 60% of sales are domestic, with the balance of sales to Western Europe.
Flexmag Products - The Flexmag business segment services over 625 customers globally. Its sales force is comprised of seven total sales professionals and supported by seven design and application engineers. This segment is primarily book/bill and has limited revenue subject to long-term purchase commitments.

The following table sets forth Arnold’s net sales by geographic location for the fiscal years ended December 31, 2015, 2014 and 2013:

Geographic location	2015	2014	2013
North America	66%	58%	54%
Europe	28%	33%	34%
Asia Pacific	6%	9%	12%
All Other Locations Combined	—%	—%	—%
Total	100%	100%	100%
Arnold had firm backlog orders totaling approximately $25.2 million and $28.3 million, respectively, at December 31, 2015 and 2014.
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
Patents
Arnold currently has thirteen patents and four in process; over half of the patents were granted in the U.S. with the remaining patents granted in European countries such as Germany, Great Britain, France and the Netherlands. Ten of the patents are related to methods of making magnetic strips. In 2004, Arnold was granted a patent related to a thermally-stable, high-temperature, SmCo molding compound.
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
Arnold employs approximately 690 hourly and salaried employees located throughout North America, Europe and Asia. Arnold’s employees are compensated at levels commensurate with industry standards, based on their respective position and job grade.
Arnold’s workforce is non-union except for approximately 54 hourly employees at its Marengo, Illinois facilities, which are represented by the International Association of Machinists (IAM). Arnold enjoys good labor relations with its employees and union and has a three year contract in place with the IAM, which will expire in June of 2016.

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

For the fiscal years ended December 31, 2015 and December 31, 2014 (from date of acquisition), Clean Earth had net sales of approximately $175.4 million and $68.4 million, respectively, and operating income of $11.0 million and $2.7 million, respectively. Clean Earth had total assets of $338.2 million and $365.5 million at December 31, 2015 and 2014, respectively. Net sales from Clean Earth represented 21.8% of our consolidated net sales for the year ended December 31, 2015 and 9.7% of our consolidated net sales for 2014 (from acquisition date to December 31, 2014).

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

Transportation and Logistics
Clean Earth operates an asset-light business model in which it arranges for transportation of the materials on behalf of its customers via pre-qualified independent hauling companies for the vast majority of its volume. Due to Clean Earth’s ability to provide year-round work for transportation companies and its consistent payment practices, it has developed very strong and long-standing relationships with its vendors, providing a large pool of available trucks to complete projects efficiently.

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

•	Thermal Desorption

◦	Primarily used to treat soil with high levels of volatile contaminants by heating it in a rotating dryer to volatilize and then subsequently destroy the contaminants

◦	The treated material then enters a soil conditioner (called a pugmill), where it is cooled and rehydrated

◦	Finally, the cooled soil is stockpiled, sampled, and tested by an independent certified laboratory to ensure effective treatment and fulfillment of reuse standards

◦	This treatment method is primarily used for soils that contain high levels of contaminants, such as soil from manufactured gas plant sites

•	Stabilization of Dredged Material

◦	Dredged sediments are screened to remove large objects and excess water

◦	The remaining material is fed through a conveyor belt to a pugmill mixing system, where proprietary reagent admixtures are introduced

◦	The resulting material is valued for its geotechnical properties and is beneficially reused as fill material

•	Bioremediation

◦	Used to treat soil that is contaminated with petroleum hydrocarbons

◦	Involves inoculating the contaminated material with engineered bacteria and nutrients to break down the contaminants

◦	The bacteria consume and process the nutrients and the hydrocarbons thereby remediating the contaminants

•	Chemical Fixation

◦	Used for light to medium hydrocarbon and/or contaminated material impacted by light or heavy metals

◦	Soil is screened, and paired with chemical additives to formulate a chemically stable and geotechnically desirable material

•	Physical Treatment/Screening

◦	Special sizing and segregation processes remove unsuitable materials from inbound materials to meet site-specific geotechnical specifications

◦	The segregated material, often rock, can be mixed with other material for reuse or crushed to create aggregate material for resale

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

Hazardous Waste
Clean Earth maintains unique hazardous waste operations in an active region of the United States. There are significant number of hazardous waste generators in the U.S. that are located in New York and New Jersey and Clean Earth operates one the few commercial RCRA Part B permitted TSDFs in the New York metro area. Clean Earth is currently able to accept hazardous liquids, solids and gasses, as well as a variety of other specialty waste classes, including lab-packs, electronic waste, universal waste, wastewater, household hazardous waste, used oils and antifreeze. Clean Earth can also accept nonhazardous waste at this facility. In addition to its hazardous waste facility in New Jersey, Clean Earth also operates RCRA Part B facilities in Calverty City, KY and Morgantown, WV.

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

In 2015 and 2014, the top 10 customers accounted for approximately 28% and 45% of net sales, respectively. While Clean Earth works with certain customers that have recurring needs for disposal and recycling solutions, its revenue per customer changes frequently. Many of the Clean Earth's customers are long-time customers, but do not generate a consistent amount of revenue year in, year out. Consequently, Clean Earth is more focused on winning specific “projects” as opposed to winning the business of a particular customer.

Seasonality

Clean Earth typically has lower earnings in the winter months due to limits on outdoor construction and dredging because of colder weather in the Northeastern United States.

Sales and Marketing

Clean Earth’s team is comprised of 21 sales and marketing professionals that are primarily focused on direct selling to customers. Clean Earth is focused on servicing customers at various levels of the decision and supply chain, including waste generators, environmental service companies, consultants, construction and engineering firms, commercial developers, municipalities and government-sponsored organizations, and regulatory agencies, among others. Clean Earth has spent years developing direct relationships with its clients, many of whom routinely generate large volumes of waste and demand treatment and disposal solutions at various sites and locations.

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

Clean Earth employs approximately 330 hourly and salaried employees located throughout the United States. Clean Earth’s employees are compensated at levels commensurate with industry standards, based on their respective position and job grade.

Clean Earth’s workforce is non-union except for approximately 25 hourly employees at its dredge facilities, who are represented by International Union of Operating Engineers Local No. 825 (IUOE Local 825). Clean Earth enjoys good labor relations with its employees and union and has a three year contract in place with the IUOE Local 825, which will expire in July of 2016.

Sterno Products

Overview

Sterno Products, headquartered in Corona, California, is a manufacturer and marketer of portable food warming fuel and creative table lighting solutions for the foodservice industry. Sterno Products offers a broad range of wick and gel chafing fuels, butane stoves and accessories, liquid wax, traditional wax and flameless candles, catering equipment and lamps. As the leading supplier of canned heat to foodservice distributors and foodservice group purchasing organizations, Sterno Products is always pursuing end-user solutions and innovations to strengthen its position in the marketplace. For over 100 years, the iconic "Sterno" brand has been synonymous with quality canned heat. The heritage of reliability and innovation continues today, as Sterno Products continues to bring to market new products that give foodservice industry professionals greater control over food quality and décor.
For the fiscal years ended December 31, 2015 and December 31, 2014 (from date of acquisition) Sterno Products had net sales of approximately $140.0 million and $36.7 million, respectively, and operating income of $13.2 million in 2015, and an operating loss of $1.8 million in 2014 (from date of acquisition). Sterno Products had total assets of $174.9 million and $180.8 million at December 31, 2015 and 2014, respectively. Sterno's net sales for the years ended December 31, 2015 and December 31, 2014 (from date of acquisition) represented 17.4% and 5.2% of our consolidated net sales, respectively.

History

Sterno Products was formed in 2012 with the merger of two manufacturers and marketers of portable food warming fuel products, The Sterno Group LLC and the Candle Lamp Company, LLC.
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
The Candle Lamp Company, LLC was founded in Riverside, California in 1978, focusing initially on the liquid wax candle market. Over the next several decades, CandleLamp began to supply chafing fuel in addition to lighting products. The Candle Lamp Company operated manufacturing facilities in Riverside, California and Memphis, Tennessee. In 2012, the Candle Lamp Company entered into negotiations to acquire The Sterno Group LLC, consummating a transaction in October of 2012, and immediately rebranded the new Company Sterno. Today, Sterno Products operates out of its corporate headquarters in Corona California and two manufacturing facilities in Texarkana, Texas and Memphis, Tennessee.
We purchased Sterno Products on October 10, 2014.
Industry
Sterno Products competes in the broadly defined U.S. foodservice industry which is expected to grow to at a 2-3% compounded annual rate through 2016. Restaurant, catering and hospitality sales accounted for approximately 67% of the market with the remainder comprised of the travel and leisure, education and healthcare related sales. At present, the Sterno Products' sales are concentrated in the U.S. foodservice industry; specifically, Sterno Products’ focus is on safe, portable fire solutions for cooking and warming, as well as tabletop lighting décor.
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
Products and markets
Sterno Products is a “full-line” supplier offering a broad array of portable chafing fuels and table lighting products with approximately 400 SKUs serving both the foodservice and retail markets. The Company originally focused on chafing fuel (“canned heat”) products and later expanded its offerings to include table ambiance products such as liquid wax, wax candles and votive lamps. Sterno Products' 100 year history of providing the highest quality chafing fuel products has cemented its position as the go to supplier for chafing fuel products. Sterno Products’ products fall into four major categories: canned heat, table lighting, catering equipment and butane products.
Canned Heat - The canned heat product line is composed of various chafing fuels packaged in small, portable cans. The portable warming (canned heat) line is composed of various wick-based and gel-based chafing fuels packaged in steel cans. These products are used by foodservice professionals in a variety of food serving and holding applications and are designed to keep food products at an optimal food-safe serving temperature of 140-165 Fahrenheit. The canned heat product line is composed of two subcategories: wick chafing fuel and gel chafing fuel. The subcategories are distinguished based on the type of chafing fuel being used; the four primary chafing fuels are diethylene glycol (“DEG”), propylene glycol, ethanol and methanol. Each fuel contains unique characteristics and properties that allow the Company to offer a broad array of configurations to suit varying user requirements.
Wick chafing Fuel
The wick chafing fuel line (“Wick”) is composed of either DEG or propylene glycol chafing fuel. DEG and propylene glycol chafing fuels with advance wick technology have higher heat output than alternatives such as ethanol and methanol. The liquid

Wick products feature a variety of wick types and burn times to meet the specific needs of the user. Wick fuels are clean burning, biodegradable, nonflammable if spilled (will not ignite without a wick) and the can stays cool to the touch when lit.
Gel Chafing Fuel
The gel chafing fuel line (“Gel”) is composed of either gelled ethanol or gelled methanol chafing fuel. Ethanol chafing fuel has a higher heat output than methanol fuel; both ethanol and methanol fuels have lower heat output than some DEG and propylene glycol products. The Gel product line tends to have shorter burn times than the Wick product.
For an Environmentally preferred chafing fuel, the Company offers a patented line of “Green” chafing fuels featuring USDA Certified Biobased Product formulas that are also endorsed by the Green Restaurant Association. The “Green Heat” and “Green Wick” products perform similar to the Wick and Gel chafing fuels, but are made from renewable resources that are biodegradable and more environmentally friendly.
Table Lighting - Sterno Products sells a variety of items designed to enhance lighting and ambiance at meal settings which are critical to a customer’s experience. Products include liquid wax, traditional hard wax and flameless electronic candles, as well as votive lamps, shaded lamps and accent lamps.
Catering Equipment - Catering equipment products are designed to provide a complete commercial catering solution whether indoor or outdoor. Products include chafing dish frames and lids, wind guards and buffet sets.
Butane - Sterno Products produces a full line of professional quality portable butane stoves, ideal for action stations, made-to-order omelet lines, tableside and off-site cooking, outdoor events and more. Products also include select butane accessories for special culinary applications such as the culinary torch. Sterno Products butane fuel comes with an additional safety feature called Countersink Release Vent (CRV) Technology.
Sterno Products sells into FoodService, Retail and OEM markets with foodservice accounts comprising approximately 75% of sales and Retail and OEM comprising approximately 25% of sales.

Competitive Strengths
Leading Brand Recognition & Market Share - Sterno Products is the market share leader in the canned chafing fuel market. Sterno Products enjoys outstanding brand awareness and a reputation for superior quality and performance with distributors, caterers, hotels and other end users.
Low Cost versus Alternatives - Sterno Products’ customers are typically caterers, hotels or restaurants who utilize canned chafing fuel to maintain prepared food at a safe and enjoyable serving temperature. The risk of ruining a dining experience and the low proportionate cost of canned chafing fuel relative to the cost of a catered event represent significant barriers to customers switching out of Sterno Products’ canned chafing fuel products. Additionally, management believes that there is no other technology available today that offers the portability, reliability and low cost of the Sterno Products canned chafing fuel products.
Business Strategies
Defend Leading Market Position - As a leading supplier of canned fuels, Sterno Products’ places great value delivering unmatched customer service and product selection. In a market characterized by fragmented categories and competition, Sterno Products will continue to focus on providing the best in class service to its customers. Sterno Products has been the recipient of numerous vendor awards for its high degree of customer service.
Pursue Selective Acquisitions - Sterno Products views acquisitions as a potentially attractive means to expand its product offerings in the foodservice and retail channels as well as enter new international markets.
Expand Retail Distribution - Sterno Products’ management believes that there is an opportunity to leverage the iconic nature of the “Sterno Products” brand to expand its retail product offering and to expand distribution into additional retailers.
Customers
Sterno Products’s products are sold primarily through the foodservice and consumer retail channels. Sterno Products’s product distribution network is comprised of long-standing, entrenched relationships with a diversified set of customers. Sterno Products’s top ten customers comprised approximately 69% and 67% of gross sales in the year ended December 31, 2015 and 2014, respectively.
Foodservice - The foodservice channel consists of multiple layers of distribution comprised of broadline distributors, equipment and supply dealers and cash and carry dealers. Within the foodservice channel, Sterno Products’s products are predominantly used in the restaurant, lodging/hospitality and catering markets.

Retail - The retail channel consists of club stores, mass merchants, specialty retailers and grocers. The Company’s retail products are used in home, camping and emergency applications. The Company’s retail products appeal to a wide variety of consumers, from home entertainers to recreational campers and extreme outdoorsmen.
Sterno Products had approximately $3.1 million and $3.0 million in firm backlog orders at December 31, 2015 and 2014, respectively.

Seasonality
Sterno Products typically has higher sales in the second and fourth quarter of each year, reflecting the outdoor summer season and the holiday season.

Sales and marketing
Within the foodservice channel, Sterno Products directly employ sales professionals and utilizes a broad network of independent sales representative firms assigned to differing U.S. territories managed by in-house sales management professionals. The independent sales representatives have long standing relationships with distributors and end-users and typically represent 10 to 20 of the best non-food product lines alongside the Company’s products. The independent sales representatives are used primarily to manage the day to day order fulfillment and customer relationships. The independent sales representative firms are paid on a commission basis based on customer type and sales territory.
Within the retail channel, Sterno Products directly employ sales professionals and utilizes a network of independent retail sales broker firms. The independent retail sales brokers are paid on a commission basis based on customer type and sales territory. Sterno Products maintains direct sales relationships with many key customers.
Sterno Products has implemented a multi-faceted marketing plan which includes (i) targeted print advertising; (ii) tradeshows, (iii) increasing online education through the Sterno Products University and (iv) social media.

Suppliers
Sterno Products’s product manufacturing is based on a dual strategy of in-house manufacturing and strategic alliances with select vendors. Sterno Products operates an efficient, low-cost supply chain, sourcing materials and employing contract manufacturers from across the Asia-Pacific region and the U.S.
Sterno Products’s primary raw materials are Diethylene glycol, ethanol, liquid paraffin and steel cans for which it receives multiple shipments per month. Sterno Products purchases its materials from a combination of domestic and foreign suppliers.

Intellectual Property
Sterno Products relies upon a combination of trademarks and patents in order to secure and protect its intellectual property rights. Sterno Products currently owns 44 trademarks and 6 patents in the U.S. and has 1 patent pending application at the U.S. Patent Offices.
Regulatory Environment
Sterno Products is proactive regarding regulatory issues and is in compliance with all relevant regulations. Sterno Products maintains adequate product liability insurance coverage. Management is not aware of any potential environmental issues.
Employees
As of December 31, 2015 Sterno Products employed approximately 320 persons in 3 locations, of which approximately 160 were temporary employees. None of Sterno Products’ employees are subject to collective bargaining agreements. We believe that Sterno Products’ relationship with its employees is good.

Tridien
Overview
Tridien, headquartered in Coral Springs, Florida, is a leading developer, manufacturer and marketer of powered and non-powered medical therapeutic support surfaces and surgical patient positioning devices serving the acute care, long-term care and home health care markets. Tridien’s therapeutic support surfaces are used for the prevention and treatment of pressure ulcers and its patient positioning devices are used during surgical procedures to align various parts of the human body that must be fixed in place or require protection from injury. Tridien manufactures products as an Original Equipment Manufacturer (OEM), Contract Manufacturer (CM) and Branded/Private Label Manufacturer in multiple locations across the U.S. to serve a national customer base in an efficient, cost-effective manner. Tridien’s facilities are located in Corona, California, Fishers, Indiana, and Coral Springs, Florida.
Tridien, together with its subsidiary companies, provides its OEM and CM customers the opportunity to source or co-develop innovative support surface technologies directly from the designer and manufacturer. In its branded/private label category, Tridien develops and markets products independently and in partnership with large distribution intermediaries, primarily Home Medical Equipment (HME) and Durable Medical Equipment (DME) suppliers. These suppliers sell or rent therapeutic support surfaces to clinical care facilities and to patients for use in home health care, usually on a regional level, but also on a national basis with some of our largest distribution customers. The level of product sophistication varies according to the targeted care environment and the clinical needs of the patient. For example, many patients in long-term care facilities require foam mattresses (“non-powered” support surfaces) while patients in higher acuity settings such as the hospital may require surfaces with advanced features and customized patient settings based on height and weight (“powered” support surfaces). All of Tridien’s products comply with FDA standards, and the majority of products are designed, developed, and manufactured in-house using a specialized team of engineers who work in close collaboration with staffed professionals in quality, regulatory, operations and account management. A minority group of products is outsourced from Taiwan; these products are also Food and Drug Administration ("FDA") compliant, and their development is usually a collaborative process between Tridien and the chosen supplier.
For the fiscal years ended December 31, 2015, 2014 and 2013, Tridien had net sales of approximately $77.4 million, $67.3 million and $60.1 million, respectively, and an operating loss of $8.7 million in 2015, operating income of $2.2 million for the year ended December 31, 2014, and an operating loss of $10.2 million in 2013. Tridien had total assets of $31.8 million and $38.6 million at December 31, 2015 and 2014, respectively. Net sales from Tridien represented 9.6%, 9.6% and 8.1% of our consolidated net sales for fiscal years 2015, 2014 and 2013, respectively.
History
Tridien was initially formed in February 2006 to acquire AMF Support Surfaces, Inc. ("AMF") and SenTech Medical Systems ("Sentech"), located in Corona, CA and Coral Springs, FL, respectively. AMF is a leading manufacturer of foam mattress systems, seating cushions and surgical patient positioning devices. SenTech is a leading developer, manufacturer and marketer of advanced electronically controlled (“powered”) support surfaces for the prevention and treatment of pressure ulcers (bed sores). On October 5, 2006, Tridien acquired Anatomic Concepts ("Anatomic") and merged its operations with those of AMF in Corona, CA. Anatomic is a leading supplier of surgical patient positioning devices which are sold primarily into hospitals and outpatient surgery centers. These products properly align various parts of the human body that must be fixed in place during surgery, and/or require protection from injury (such as a pressure ulcer or other deep tissue injury) during the procedure.
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

Powered support surfaces represented 20.5%, 17.6% and 21.4% of net sales in each of the years ended December 31, 2015, 2014 and 2013, respectively.

•
Non-Powered Support Surfaces - these are mattresses that have no powered elements. These products address the excessive pressure under a patient, but do not traditionally alternate pressure over various areas of the body. Non-powered surfaces are generally used for prevention rather than treatment and currently comprise the majority of support surfaces. Tridien manufactures a broad range of non-powered mattress systems using air, foam and gel. Non- powered support surfaces represented 52.2%, 60.6% and 52.7% of net sales in each of the years ended December 31, 2015, 2014 and 2013, respectively.

•
Positioning Devices - these products are used to position patients during surgical procedures as well as to minimize the likelihood of pressure ulcer formation during those procedures. Tridien offers a complete range of foam positioning devices. Patient positioning devices represented 27.3%, 21.8% and 25.9% of net sales in each of the years ended December 31, 2015, 2014 and 2013, respectively.

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
Research and Development

Tridien develops therapeutic support surfaces independently (branded products) and in partnership with large manufacturers and distributors (OEM and CM products). Tridien’s offerings are comprehensive and include powered, non-powered and hybrid support surfaces. Tridien employs a team of dedicated professionals across the disciplines of engineering, quality, operations, marketing and project management. This team has expertise in the latest global standards and adheres to a multi-phase design process. Customers value Tridien’s ability to adapt to changing project needs, to conduct rapid concept and feasibility prototyping, to integrate new technology quickly and seamlessly, and to problem solve in a collaborative way. This is how Tridien stays on the cutting edge of new product development and can continually offer the next generation of support surfaces. During the years ended December 31, 2015, 2014 and 2013, Tridien incurred $2.5 million, $3.1 million and $2.4 million, respectively, in research and development costs.

Customers
Approximately 76.8%, 73.2% and 68.4% of Tridien’s sales have been to its three largest customers in 2015, 2014 and 2013, respectively. Tridien’s top ten customers accounted for 87.9%, 84.0% and 85.1% of gross sales in 2015, 2014 and 2013, respectively. Substantially all revenue is derived from sales within the United States.
In January 2015, one of Tridien’s largest customers informed Tridien that they will not renew their purchase agreement when it expired in the fourth quarter of 2015. This customer represented 25% and 20% of Tridien’s sales in 2015 and 2014, respectively. The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived asset impairment analysis in the first quarter of 2015. The result of this analysis indicated that the fair value of Tridien was less than its carrying value and resulted in additional testing. As a result of the impairment test, Tridien recorded a write down of goodwill of $8.9 million, and an impairment of the technology and patents of $0.3 million.
During the second quarter of 2013, one of Tridien’s largest customers lost a large contract program that was being serviced substantially with Tridien product. The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived asset impairment analysis. The result of these analyses supported the carrying value of goodwill but indicated that sales of product, reliant on trade names, could not fully support the carrying value of Tridien’s trade names. As such we wrote down the value of the trade names by $0.9 million to a carrying value of approximately $0.6 million at that time. At December 31, 2013, further revenue decreases together with a revised 2014 forecast that indicated limited growth prompted an additional interim impairment analysis as of December 31, 2013. The result of the year end goodwill impairment analysis (step 1) indicated that goodwill was impaired. Further testing (step 2) resulted in the following; (i) goodwill was written down $11.5 million to a balance of $16.8 million; (ii) trade names were written down $0.4 million to a balance of $0.2 million and; (iii) technology assets were written down $0.1 million to a balance of $0.8 million.

Tridien had approximately $4.4 million and $4.0 million in firm backlog orders at December 31, 2015 and 2014, respectively.
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
Suppliers
Tridien’s two primary raw materials used in manufacturing are polyurethane foam and fabric (primarily nylon and polycarbonate fabrics). Among Tridien’s largest raw material suppliers are Foamex International, Inc., Carpenter Company, and Dartex Coatings, Inc. Tridien uses multiple suppliers for foam and fabric and believes that these raw materials are in adequate supply and are available from many suppliers at competitive prices. The cost of raw materials as a percentage of sales was approximately 54% of gross sales in 2015, 53% of gross sales in fiscal 2014, and 51% of gross sales in fiscal 2013.
Intellectual Property
Tridien has 17 patents issued, filed from 1996 to 2014, and no pending patents.

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
Employees
As of December 31, 2015, Tridien employed 285 persons in all its locations together with 79 temporary employees. None of Tridien’s employees are subject to collective bargaining agreements. We believe that Tridien’s relationship with its employees is good.

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
At December 31, 2015, we had approximately $320.1 million outstanding under our 2014 Term Loan Facility and $4.2 million outstanding under our 2014 Revolving Credit Facility (representing outstanding letters of credit). We expect to increase our level of debt in the future. The terms of our 2014 Revolving Credit Facility contains a number of affirmative and restrictive covenants that, among other things, require us to:

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
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. While we have concluded that at December 31, 2015 that we have no material weaknesses in our internal controls over financial reporting, we cannot assure you that we will not have a material weakness in the future. A “material weakness” is a control deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to maintain a system of internal controls over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or by the New York Stock Exchange. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected.
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
The management fee paid to CGM for the year ended December 31, 2015 was $26.0 million. The management fee is calculated by reference to the Company’s adjusted net assets, which will be impacted by the acquisition or disposition of businesses, which can be significantly influenced by our Manager, as well as the performance of our businesses and other businesses we may acquire in the future. Changes in adjusted net assets and in the resulting management fee could be significant, resulting in a material adverse effect on the Company’s results of operations. In addition, if the performance of the Company declines, assuming adjusted net assets remains the same, management fees will increase as a percentage of the Company’s net income.
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
As of December 31, 2015, we had identified indefinite lived intangible assets with a carrying value in our financial statements of $72.3 million, and goodwill of $398.5 million.
At Tridien we wrote down approximately $9.2 million of goodwill and intangible assets during 2015, and $12.9 million in goodwill and intangible assets during 2013, as a result of lower than anticipated sales and sales growth, and the loss of a major customer. Further adverse changes in the operations of our businesses or other unforeseeable factors could result in an additional impairment charge in future periods that would impact our results of operations and financial position in that period.
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
Changes in inflation could materially adversely affect the costs and availability of raw materials used in our manufacturing businesses, and changes in fuel costs likely will affect the costs of transporting materials from our suppliers and shipping goods to our customers, as well as the effective areas from which we can recruit temporary staffing personnel. For example, for Advanced Circuits, the principal raw materials consist of copper and glass and represent approximately 20% of net sales in 2015. Prices for these key raw materials may fluctuate during periods of high demand. The ability by these businesses to offset the effect of increases in raw material prices by increasing their prices is uncertain. If these businesses are unable to cover price increases of these raw materials, their financial condition, business and results of operations could be materially adversely affected.
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
Our businesses have incurred and will continue to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in the products of certain of our businesses. These requirements could adversely affect the sourcing, availability and pricing of conflict minerals used in the manufacturing processes for certain products of our businesses. We have determined that certain of our subsidiaries’ products contain conflict minerals and we have developed a process to identify where such minerals originated. As of the date of our conflict minerals report for the 2014 calendar year, we were unable to determine whether or not such minerals originated in the DRC or its adjoining countries. We may continue to face difficulties in gathering this information in the future since the supply chain of certain of our businesses is complex, and we may not be able to ascertain the origins for these minerals or determine that these minerals are DRC conflict-free, which may harm the reputation of some of our businesses. Some of our businesses may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict-free, which could harm relationships with such customers and lead to a loss of revenue. Our pool of suppliers from which some of our businesses source these minerals may be limited, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase costs and adversely affect the manufacturing operations and profitability of certain of our businesses. Any one or a combination of these various factors could negatively impact our financial condition, business and results of operations.

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

Manitoba Harvest's business depends heavily on raw materials and other inputs, particularly raw hemp seeds, used in the production of our products. The raw materials are generally sourced from third-party farmers, and we are not assured of continued supply or pricing. In addition, a substantial portion of our raw materials are agricultural products, which are vulnerable to adverse weather conditions and natural disasters, such as severe rains, floods, droughts, frost, earthquakes, and pestilence. Adverse weather conditions and natural disasters also can lower hemp seeds crop yields and reduce supplies of this ingredient or increase its prices. Incremental costs, including transportation, may also be incurred if we need to find alternate short-term supplies of hemp seeds from other growers. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related to Sterno Products

Sterno's products operate at high temperatures and use flammable fuels, each of which could subject our business to product liability claims.

Sterno products expose it to potential product liability claims typical of fuel based heating products. The fuels Sterno Products uses in its products are flammable and may be toxic if ingested. Although Sterno products have comprehensive labeling and it follows government and third party based standards and protocols, it can not guarantee there will not be accidents due to misuse or otherwise. Accidents involving Sterno products may have an adverse effect on its reputation and reduce demand for its products. In addition, Sterno Products may be held responsible for damages beyond its insurance coverage and there can be no guarantee that it will be able to produce adequate insurance coverage in the future.
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

During the year ended December 31, 2015, three customers accounted for approximately 77% of Tridien's total sales. A decision by any of Tridien’s top customers to significantly decrease the volume of products purchased from it could substantially reduce Tridien’s revenues and may have a material adverse effect on its business, results of operations, financial condition and cash flows.

In January 2015, Tridien was notified by one of their top customers, whose sales comprised approximately 25% of Tridien's total sales in 2015, that they will not renew its contract with Tridien, which expired in the fourth quarter of 2015. In the event that Tridien is not able to replace any lost revenues from this customer with revenues from another source, the loss in revenues from this customer could lower revenues and operating earnings. Tridien expects that a small number of customers will continue to account for a significant portion of its sales for the foreseeable future.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
NONE

ITEM 2. – PROPERTIES
Ergobaby
Ergobaby is headquartered in Los Angeles, California and has four other office locations worldwide. The summary below outlines Ergo's property locations. All locations are leased.

	Location	Square Feet
Ergobaby - Corporate	Los Angeles, CA	16,378
Orbit Baby	Newark, CA	20,000
Ergobaby	Pukalani, HI	2,907
Erbobaby Europe	Hamburg, Germany	2,410
Ergobaby France	Paris, France	4,680

Liberty Safe
Liberty Safe leases offices and warehouse facilities at two locations in Payson, Utah. The corporate headquarters and manufacturing facility are located in a 314,000 square foot building. Liberty leases an additional warehouse facility totaling approximately 11,000 square feet.

Manitoba Harvest
Manitoba Harvest leases office and warehouse facilities at two locations in a connected building in Winnipeg, Manitoba. The corporate headquarters and manufacturing and warehouse facility are located in a facility totaling approximately 14,700 square feet, and its customer experience center and additional warehouse space are located in a facility that total approximately 11,000 square feet. Manitoba Harvest's subsidiary, HOCI, owns a recently built facility on seven acres of land in St. Agathe, Manitoba. The facility is approximately 35,000 square feet and comprises manufacturing, warehouse and office space.
Advanced Circuits
Advanced Circuits' operations are located in an 113,000 square foot building in Aurora, Colorado, a 30,000 square foot building in Tempe, Arizona, and a 50,000 square foot building in Maple Grove, Minnesota. These facilities are leased and comprise both the factory and office space. The lease terms are for approximately 15 years with a renewal option at the Aurora, Colorado location for an additional 10 years.
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
Sterno Products
Sterno Products owns a 103,000 square foot manufacturing and production facility in Memphis, Tennessee, and a 214,000 square foot manufacturing and production facility in Texarkana, Texas. The Company also leases 12,330 square feet of office space in Corona, California for its corporate headquarters.

Tridien
Tridien leases a 32,600 square foot facility in Coral Springs, Florida, which houses its manufacturing and distribution operations for the east coast and an 36,500 square foot facility in Riverside, California, which houses the distribution facilities for the west coast. Tridien also leases a 105,200 square foot manufacturing and warehouse facility in Fishers, Indiana.
Our corporate offices are located in Westport, Connecticut, where we lease approximately 1,500 square feet from our Manager.
We believe that our properties and the terms of their leases at each of our businesses are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

ITEM 3. – LEGAL PROCEEDINGS
Tridien
Our majority owned subsidiary, Tridien, through its subsidiary, AMF Support Services, Inc. ("AMF") is subject to a workers' compensation claim in the State of California, being adjudicated by the Riverside County Workers' Compensation Appeals Board.  The claim is the result of an industrial accident that occurred on March 2, 2013, and the injuries sustained by a staffing company employee working at Tridien's Corona, California facility.  The employee is seeking workers' compensation benefits from AMF, as the special employer, and the staffing company who employed the worker, as the general employer.  The employee has also alleged that the employee's injuries are the result of the employer's "serious and willful misconduct", and has made a claim under California Labor Code § 4553 for damages.  If proven, the "serious and willful" penalty is fixed by statute at either $0 or 50% of the value of all workers' compensation benefits paid as a result of the injury and is not insurable. The underlying workers' compensation claims are still being adjudicated. At this stage, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from these proceedings. Accordingly, no amounts in respect of this matter have been provided in the Company's accompanying financial statements.  We believe that we have meritorious defenses to the allegations and will continue to vigorously defend against the claims. In addition, the California District Attorney's Office, County of Riverside, has charged AMF with an alleged violation of California Labor Code Sections 6425(a), 6423(a)(2), a misdemeanor criminal offense, and  Penal Code Section 25910 in connection with the above described industrial accident. The Company has reserved approximately $750,000 for legal fees, costs, and potential fines and penalties associated with the foregoing charges.

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
Our Trust stock has traded on the New York Stock Exchange (the “NYSE”) under the symbol “CODI” since November 1, 2011. Previously, our stock was traded on the NASDAQ Global Select Market under the symbol “CODI.” The following table sets forth the intraday high and low sales prices per share as reported on the NYSE for the periods indicated:

Quarter Ended	High	Low	Distribution Declared
December 31, 2015	$17.25	$15.10	$0.36
September 30, 2015	17.14	9.70	0.36
June 30, 2015	17.53	15.90	0.36
March 31, 2015	16.01	17.24	0.36
December 31, 2014	18.45	15.89	0.36
September 30, 2014	18.21	17.14	0.36
June 30, 2014	17.86	15.99	0.36
March 31, 2014	18.23	16.42	0.36
Common Stock Holders
On December 31, 2015 there were 15 registered holders of our common stock. The number of registered holders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.

Securities Authorized for Issuance under Equity Compensation Plans

There are no securities currently authorized for issuance under an equity compensation plan.

COMPARATIVE PERFORMANCE OF SHARES OF TRUST STOCK
The performance graph shown below compares the change in cumulative total shareholder return on shares of Trust stock with the NASDAQ Stock Market Index, the NASDAQ Other Finance Index, the NYSE Composite Index and the NYSE Financial Sector Index from May 16, 2006, when we completed our initial public offering, through the quarter ended December 31, 2015. The graph sets the beginning value of shares of Trust stock and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of shares of Trust stock.

Data	June 30, 2006	September 30, 2006	December 31, 2006
Compass Diversified Holdings	$94.88	$102.73	$117.00
NASDAQ Stock Market Index	$97.44	$101.31	$108.35
NASDAQ Other Finance Index	$94.03	$104.02	$107.59
NYSE Financial Sector Index	$96.28	$102.56	$109.91
NYSE Composite Index	$97.39	$100.98	$108.96

Data	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Compass Diversified Holdings	$116.32	$125.83	$115.41	$109.10
NASDAQ Stock Market Index	$108.64	$116.78	$121.19	$118.98
NASDAQ Other Finance Index	$104.70	$112.86	$107.18	$108.11
NYSE Financial Sector Index	$108.12	$110.18	$106.81	$95.51
NYSE Composite Index	$110.42	$117.71	$119.69	$116.13

Data	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Compass Diversified Holdings	$98.39	$87.54	$109.45	$90.41
NASDAQ Stock Market Index	$102.24	$102.86	$93.84	$70.75
NASDAQ Other Finance Index	$86.86	$85.52	$90.56	$57.91
NYSE Financial Sector Index	$83.31	$71.39	$69.23	$44.28
NYSE Composite Index	$104.88	$103.25	$89.81	$68.64

Data	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Compass Diversified Holdings	$73.55	$68.75	$91.64	$114.42
NASDAQ Stock Market Index	$68.57	$82.32	$95.21	$101.80
NASDAQ Other Finance Index	$55.01	$68.57	$74.63	$75.76
NYSE Financial Sector Index	$33.01	$44.86	$56.70	$54.32
NYSE Composite Index	$59.39	$70.40	$82.39	$85.66

Data	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Compass Diversified Holdings	$139.58	$124.69	$152.90	$169.77
NASDAQ Stock Market Index	$107.57	$94.62	$106.26	$119.01
NASDAQ Other Finance Index	$77.58	$67.39	$70.23	$84.52
NYSE Financial Sector Index	$58.00	$49.31	$53.76	$57.05
NYSE Composite Index	$88.80	$77.13	$86.81	$94.95

Data	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Compass Diversified Holdings	$143.35	$163.05	$122.22	$126.56
NASDAQ Stock Market Index	$124.76	$124.42	$108.36	$116.87
NASDAQ Other Finance Index	$86.58	$82.50	$66.10	$71.25
NYSE Financial Sector Index	$59.27	$56.77	$43.78	$46.75
NYSE Composite Index	$100.21	$99.18	$80.97	$89.14

Data	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Compass Diversified Holdings	$153.56	$147.20	$158.36	$159.96
NASDAQ Stock Market Index	$138.69	$131.67	$139.80	$135.46
NASDAQ Other Finance Index	$83.12	$80.69	$83.59	$83.87
NYSE Financial Sector Index	$55.18	$51.30	$54.71	$58.85
NYSE Composite Index	$97.85	$93.02	$98.37	$100.67

Data	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Compass Diversified Holdings	$174.98	$195.86	$201.45	$224.45
NASDAQ Stock Market Index	$146.58	$152.67	$169.19	$187.36
NASDAQ Other Finance Index	$98.41	$102.70	$106.62	$117.93
NYSE Financial Sector Index	$63.14	$65.10	$68.66	$73.10
NYSE Composite Index	$108.58	$108.65	$114.71	$124.00

Data	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Compass Diversified Holdings	$218.56	$212.14	$206.95	$194.20
NASDAQ Stock Market Index	$188.37	$197.75	$201.58	$212.46
NASDAQ Other Finance Index	$115.15	$114.94	$113.84	$117.29
NYSE Financial Sector Index	$73.30	$75.02	$74.39	$77.17
NYSE Composite Index	$125.52	$130.90	$127.60	$129.23

Data	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Compass Diversified Holdings	$206.87	$200.67	$199.51	$198.94
NASDAQ Stock Market Index	$219.86	$223.71	$207.26	$224.64
NASDAQ Other Finance Index	$121.74	$121.61	$112.03	$115.43
NYSE Financial Sector Index	$75.83	$76.67	$70.13	$72.55
NYSE Composite Index	$129.94	$128.82	$116.84	$120.93

Distributions
For the years 2015, 2014 and 2013, we have declared and paid quarterly cash distributions to holders of record as follows:

Quarter Ended	Declaration Date	Payment Date	Distribution Per Share
December 31, 2015	January 7, 2016	January 29, 2016	$0.36
September 30, 2015	October 7, 2015	October 29, 2015	$0.36
June 30, 2015	July 9, 2015	July 29, 2015	$0.36
March 31, 2015	April 9, 2015	April 29, 2015	$0.36
December 31, 2014	January 8, 2015	January 28, 2015	$0.36
September 30, 2014	October 7, 2014	October 30, 2014	$0.36
June 30, 2014	July 10, 2014	July 30, 2014	$0.36
March 31, 2014	April 10, 2014	April 30, 2014	$0.36
December 31, 2013	January 9, 2014	January 30, 2014	$0.36
September 30, 2013	October 10, 2013	October 30, 2013	$0.36
June 30, 2013	July 10, 2013	July 30, 2013	$0.36
March 31, 2013	April 9, 2013	April 30, 2013	$0.36
We currently intend to continue to declare and pay regular quarterly cash distributions on all outstanding shares through fiscal 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7.

Recent Sales of Unregistered Securities

None.

ITEM 6. – SELECTED FINANCIAL DATA
The following table sets forth selected historical and other data of the Company and should be read in conjunction with the more detailed consolidated financial statements included elsewhere in this Annual Report. Selected financial data below includes the results of operations, cash flow and balance sheet data of the Company for the years ended December 31, 2015, 2014, 2013, 2012, and 2011.
The Company sold 5,800,238 shares of FOX during FOX's initial public offering in August 2013, and an additional 4,466,569 shares during a FOX secondary offering in July 2014, resulting in the Company holding approximately 41% ownership interest in FOX at December 31, 2015 and 2014. Effective July 11, 2014, the date that the Company's ownership interest in FOX fell below 50%, the Company began accounting for the investment in FOX as an equity method investment at fair value. FOX's results of operations and cash flows are included in the consolidated results of operations and cash flows of the Company from the date of acquisition through July 10, 2014, the date at which the Company began accounting for the investment in FOX using the equity method of accounting.
The operating results for CamelBak and American Furniture are reflected as discontinued operations in each of the years presented in the table below and are not included in continuing operations. The operating results of HALO in 2012 and 2011, and Staffmark in 2011 are reflected as discontinued operations and are not included in the continuing operations data below. Data included below only includes activity in our operating subsidiaries from their respective dates of acquisition.

	Year ended December 31,
	2015	2014	2013	2012	2011
Statements of Operations Data:
Net sales	$805,384	$703,929	$740,711	$635,634	$458,648
Cost of sales	551,511	484,749	504,549	434,912	295,329
Gross profit	253,873	219,180	236,162	200,722	163,319
Operating expenses:
Selling, general and administrative	146,957	138,032	125,694	116,919	85,517
Supplemental put expense (reversal)	—	—	(45,995)	15,995	11,783
Management fees	26,008	22,222	18,132	17,133	15,982
Amortization expense	30,529	24,842	20,601	20,837	16,794
Impairment expense	9,165	—	12,918	—	—
Operating income	41,214	34,084	104,812	29,838	33,243
Gain on deconsolidation of subsidiary	—	264,325	—	—	—
Gain on equity method investment	4,533	11,029	—	—	—
Income (loss) from continuing operations	322	272,305	62,884	(13,142)	1,758
Income (loss) and gain (loss) from discontinued operations	165,448	18,850	15,932	17,482	71,054
Net income	165,770	291,155	78,816	4,340	72,812
Net income from continuing operations—noncontrolling interest	3,303	11,853	10,346	7,816	6,374
Net income from discontinued operations—noncontrolling interest	629	467	406	466	1,479
Net income (loss) attributable to Holdings	$161,838	$278,835	$68,064	$(3,942)	$64,959
Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(0.43)	$5.01	$0.73	$(0.43)	$1.72
Discontinued operations	3.04	0.37	0.32	0.35	(0.35)
Basic and fully diluted income (loss) per share attributable to Holdings	$2.61	$5.38	$1.05	$(0.08)	$1.37

Cash distribution declared per share	$1.44	$1.44	$1.44	$1.44	$1.44

Cash Flow Data:
Cash provided by operating activities	$84,548	$70,695	$72,374	$52,566	$91,374
Cash provided by (used in) investing activities	233,880	(424,753)	66,286	(84,426)	(86,620)
Cash (used in) provided by financing activities	(254,357)	265,487	(44,122)	(82,232)	114,080
Foreign currency impact on cash	(1,905)	(955)	450	(37)	—
Net increase (decrease) in cash and cash equivalents	$62,166	$(89,526)	$94,988	$(114,129)	$118,834

	December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Current assets	$291,363	$320,799	$399,133	$267,659	$360,221
Total assets	1,425,645	1,547,430	1,044,913	955,201	1,029,906
Current liabilities	116,479	141,231	130,130	113,799	118,162
Long-term debt	313,242	485,547	280,389	267,008	214,000
Total liabilities	552,426	739,096	475,978	498,989	433,428
Noncontrolling interests	47,135	40,903	95,550	41,584	98,969
Shareholders’ equity attributable to Holdings	826,084	767,431	473,385	414,628	497,509

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
From May 16, 2006 through December 31, 2015, we purchased sixteen businesses (each of our businesses is treated as a separate operating segment) and disposed of seven businesses. The tables below reflect summarized information relating to our acquisitions and dispositions from the date of our IPO through December 31, 2015 (in thousands):
Acquisitions

			Ownership Interest - December 31, 2015
Business	Acquisition Date	CODI Purchase Price	Primary	Diluted
CBS Holdings (Staffmark) (1)	May 16, 2006	$183,200	N/a	N/a
Crosman	May 16, 2006	$72,600	N/a	N/a
Advanced Circuits (3)	May 16, 2006	$81,000	69.4%	69.3%
Silvue	May 16, 2006	$36,000	N/a	N/a
Tridien (3)	August 1, 2006	$31,000	81.3%	67.3%
Aeroglide	February 28, 2007	$58,200	N/a	N/a
Halo	February 28, 2007	$62,300	N/a	N/a
American Furniture	August 31, 2007	$97,000	N/a	N/a
FOX (2)	January 4, 2008	$80,400	41.0%	N/a
Liberty Safe (3)	March 31, 2010	$70,200	96.2%	84.6%
Ergobaby (3)	September 16, 2010	$85,200	81.0%	74.2%
CamelBak	August 24, 2011	$251,400	N/a	N/a
Arnold Magnetics	March 5, 2012	$128,800	96.7%	87.3%
Clean Earth (3)	August 7, 2014	$251,400	97.5%	86.2%
Sterno Products (3)	October 10, 2014	$160,000	100.0%	89.7%
Manitoba Harvest (3)	July 10, 2015	$102,700	76.6%	65.6%

(1) The total purchase price for CBS Holdings includes the acquisition of Staffmark Investment LLC on January 21, 2008 for a purchase price of $128.6 million. The Company renamed its CBS Personnel business to Staffmark subsequent to the acquisition.

(2) FOX completed an IPO of its common stock in August 2013 in which we sold a 22% interest in FOX receiving net proceeds totaling $80.9 million, and a secondary offering of its common stock in July 2014 in which we sold a 12% interest in FOX and received proceeds of approximately $65.5 million. We now hold an ownership interest in FOX of approximately 41%.

(3) The total purchase price does not reflect add-on acquisitions made by our businesses subsequent to their purchase by CODI.

Dispositions

Business	Date of Disposition	Sale Price	CODI Proceeds from Disposition (1)	Gain (loss) recognized
Crosman	January 5, 2007	$143,000	$109,600	$35,800
Aeroglide	June 24, 2008	$95,000	$78,500	$34,000
Silvue	June 25, 2008	$95,000	$63,600	$39,400
Staffmark	October 17, 2011	$295,000	$216,000	$88,600
Halo	May 1, 2012	$76,500	$66,500	$(500)
CamlBak	August 3, 2015	$412,500	$367,800	$164,000
American Furniture	October 5, 2015	$24,100	$23,500	$(14,300)

(1) CODI portion of the net proceeds from disposition includes debt and equity proceeds and reflects the accounting for the redemption of the sold business's minority shareholders, transaction expenses, and the payment of CGM's profit allocation.
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
2015 Highlights
Acquisitions
Manitoba Harvest
On July 10, 2015, we closed on the acquisition of all of the issued and outstanding capital stock of Manitoba Harvest pursuant to a stock purchase agreement entered into on June 5, 2015. Headquartered in Winnipeg, Manitoba, Manitoba Harvest is a pioneer and global leader in branded, hemp-based foods. Manitoba Harvest’s award-winning products are currently carried in approximately 7,000 retail stores across the U.S. and Canada.
We made loans to Manitoba Harvest and paid a purchase price of approximately $102.7 million (C$130.3 million), and acquisition related expenses of approximately $1.1 million (C$1.4 million). We funded the acquisition through drawings on our 2014 Revolving Credit Facility. CGM acted as an advisor to us on the deal and will continue to provide integration services during the first year of our ownership of Manitoba Harvest. CGM will receive integration service fees of approximately $1.0 million, which are payable quarterly as services are rendered, beginning September 30, 2015.
Dispositions
Sale of CamelBak
On August 3, 2015, pursuant to a stock purchase agreement dated July 24, 2015, we sold our majority owned subsidiary, CamelBak, based on a total enterprise value for CamelBak of $412.5 million plus approximately $14.1 million of estimated cash and working capital adjustments. Our share of the net proceeds, at closing, after accounting for the redemption of CamelBak’s noncontrolling holders and the payment of transaction expenses totaled $367.8 million. We recognized a gain of $164.0 million during the year ended December 31, 2015 as a result of the sale of CamelBak. Refer to "Related Party Transactions and Certain Transactions Involving our Businesses - LLC Agreement" for a discussion of the profit allocation payment associated with the sale of CamelBak.
The transaction is subject to adjustments for certain changes in the working capital of CamelBak. The Stock Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions.

Sale of American Furniture
On October 5, 2015, all of the issued and outstanding shares of capital stock of American Furniture were sold for a sale price of $24.1 million. The Company’s share of the net proceeds at closing, after accounting for the redemption of American Furniture's non-controlling shareholders and the payment of transaction expenses, totaled $23.5 million. The sale of American Furniture met the criteria for the assets to be classified as held for sale as of September 30, 2015, and the American Furniture subsidiary is presented as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. The Company recognized a loss on the sale of American Furniture of $14.3 million during the year ended December 31, 2015 related to the sale of American Furniture. Refer to "Related Party Transactions and Certain Transactions Involving our Businesses - LLC Agreement" for a discussion of the profit allocation associated with the sale of American Furniture.
2015 Distributions
For the 2015 fiscal year we declared distributions to our shareholders totaling $1.44 per share.
2016 Outlook

Middle market deal flow remained steady in 2015 relative to 2014, in part due to continued attractive valuations for sellers.  High valuation levels continue to be driven by the availability of debt capital with favorable terms and financial and strategic buyers seeking to deploy available equity capital.

We remain focused on marketing the Company’s attractive ownership and management attributes to potential sellers of middle market businesses and intermediaries.  In addition, we continue to pursue opportunities for add-on acquisitions by certain of our existing subsidiary companies, which can be particularly attractive from a strategic perspective.
The areas of focus for 2016, which are generally applicable to each of our businesses, include:

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

Results of Operations
We were formed on November 18, 2005 and acquired our existing businesses (segments) as follows:

May 16, 2006	August 1, 2006	March 31, 2010	September 16, 2010
Advanced Circuits	Tridien	Liberty Safe	Ergobaby

March 5, 2012	August 26, 2014	October 10, 2014	July 10, 2015
Arnold	Clean Earth	Sterno Products	Manitoba Harvest
Fiscal 2015, 2014 and 2013 each represent a full year of operating results included in our consolidated results of operations for five of our businesses. We acquired Clean Earth and Sterno Products in August 2014 and October 2014, respectively, and Manitoba Harvest in July 2015. Additionally, on July 10, 2014, our ownership interest in FOX decreased to approximately 41% and as a result, beginning July 10, 2014, FOX no longer met the requirements for inclusion in our consolidated results of operations. In the following results of operations, we provide (i) our actual Consolidated Results of Operations for the years ended December 31, 2015, 2014 and 2013, which includes the historical results of operations of each of our businesses (operating segments) from the date of acquisition and (ii) comparative historical results of operations for each of our businesses on a stand-alone basis (“Results of Operations – Our Businesses”), for each of the years ended December 31, 2015, 2014 and 2013, where all years presented include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable.
Consolidated Results of Operations — Compass Diversified Holdings

(in thousands)	Year Ended December 31, 2015
Net revenues	$805,384
Cost of sales	551,511
Gross profit	253,873
Selling, general and administrative expense	146,957
Management fees	26,008
Amortization of intangibles	30,529
Impairment expense	9,165
Operating income	$41,214

	Year Ended December 31, 2014
(in thousands)	Consolidated Results of Operations	Less: FOX (191 days)	Consolidated Results less FOX
Net revenues	$703,929	$149,995	$553,934
Cost of sales	484,749	103,701	381,048
Gross profit	219,180	46,294	172,886
Selling, general and administrative expense	138,032	25,780	112,252
Management fees	22,222	—	22,222
Amortization of intangibles	24,842	3,220	21,622
Operating income	$34,084	$17,294	$16,790

	Year Ended December 31, 2013
(in thousands)	Consolidated Results of Operations	Less: FOX	Consolidated Results less FOX
Net revenues	$740,711	$272,746	$467,965
Cost of sales	504,549	192,617	311,932
Gross profit	236,162	80,129	156,033
Selling, general and administrative expense	125,694	35,662	90,032
Management fees	18,132	308	17,824
Supplemental put reversal	(45,995)	—	(45,995)
Amortization of intangibles	20,601	5,378	15,223
Impairment expense	12,918	—	12,918
Operating income	$104,812	$38,781	$66,031

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Net sales

On a consolidated basis, net of FOX, net sales for the year ended December 31, 2015 increased by approximately $251.5 million or 45.4% compared to the corresponding period in 2014.  Our acquisitions of Clean Earth and Sterno Products in August and October 2014, respectively, contributed $210.2 million of the total increase, and the acquisition of Manitoba Harvest in July 2015 contributed an additional $17.4 million. During the year ended December 31, 2015 compared to 2014, we also saw notable sales increases at Ergobaby ($4.3 million), Liberty ($11.0 million) and Tridien ($10.2 million), offset in part by decreased sales at Arnold Magnetics ($3.2 million). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net sales by business segment.
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

Cost of sales

On a consolidated basis, net of FOX, cost of sales increased approximately $170.5 million during the year ended December 31, 2015, compared to the corresponding period in 2014. The 2014 acquisitions ($150.7 million) and Manitoba Harvest ($11.9 million of the increase, including the amortization of the step up in fair value of inventory associated with the purchase price allocation of $3.1 million) were the primary drivers of the increase in cost of sales during the year ended December 31, 2015, as well as Tridien ($11.2 million). Gross profit as a percentage of sales was approximately 31.5% in year ended December 31, 2015 compared to 31.2% in 2014. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of cost of sales by business segment.

Selling, general and administrative expense

On a consolidated basis, net of FOX, selling, general and administrative expense increased approximately $34.7 million during the year ended December 31, 2015, compared to the corresponding period in 2014. The increase in expenses in 2015 compared to 2014 is principally the result of including the expenses from our 2014 acquisitions ($24.1 million) and Manitoba Harvest ($9.8 million, including acquisition costs). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense decreased from $11.2 million in 2014 to $10.6 million in 2015.

Fees to manager

Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the year ended December 31, 2015, we incurred approximately $26.0 million in expense for these fees compared to $22.2 million for the corresponding period in 2014. The $3.8 million increase in the year ended December 31, 2015 is principally due to the increase in consolidated net assets resulting from the 2014 acquisitions during the third and fourth quarter of 2014, respectively, and Manitoba Harvest in the third quarter of 2015, and the timing of the dispositions of CamelBak and American Furniture during the latter half of 2015.

Impairment expense

In January 2015, one of Tridien's largest customers informed the Company that it would not renew its purchase agreement when it expired in the fourth quarter of 2015. This customer represented 20% of Tridien's sales in 2014 and 25% of Tridien's sales in 2015. The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived asset impairment analysis which resulted in impairment of the Tridien goodwill of $8.9 million during the first quarter of 2015. We completed the impairment testing during the second quarter of 2015 and recorded an additional $0.3 million in impairment expense related to goodwill and long-lived assets.

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Net sales

On a consolidated basis, net of FOX, net sales for the year ended December 31, 2014 increased $86.0 million or 18.4% as compared to the year ended December 31, 2013. Refer to “Results of Operations – Our Businesses” for a more detailed analysis of net sales by business segment.

Cost of sales

On a consolidated basis, net of FOX, cost of sales increased approximately $69.1 million during the year ended December 31, 2014 as compared to the same period in 2013. Gross profit as a percentage of sales was approximately 31.2% in the year ended December 31, 2014, compared to 33.3% in 2013. This decrease in gross profit as a percentage of sales in the year ended December 31, 2014 is due principally to a decrease in gross margins at Liberty Safe resulting from discounted sales and production volume variances due to the reduction in sales, as well as the mix of sales at our subsidiaries during 2014 as compared to 2013. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of cost of sales by business segment.

Selling, general and administrative expense

On a consolidated basis, net of FOX, selling, general and administrative expense increased $22.2 million during the year ended December 31, 2014, as compared to the corresponding period in 2013. The increase in expenses was due to our acquisition of Clean Earth in August 2014 ($12.4 million in selling, general and administrative expenses from date of acquisition through year-end) and Sterno Products in October 2014 ($6.3 million in selling, general and administrative expenses from the date of acquisition through year-end), as well as an increase of $5.3 million in selling, general and administrative expenses at Ergobaby during 2014 as compared to the corresponding period in 2013 related to costs associated with new product promotion and support. These 2014 increases were offset in part by a decrease in costs at Liberty Safe during 2014 as compared to 2013. At the corporate level, general and administrative expense was $11.2 million for the year ended December 31, 2014 and $10.9 million for the year ended December 31, 2013, an increase of $0.3 million.

Refer to “Results of Operations – Our Businesses”, for a more detailed analysis of selling, general and administrative expense by segment.

Management fees

Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. The management fee in 2014 as compared to 2013 increased $4.4 million, primarily as a result of the acquisition of Clean Earth in August 2014 and Sterno Products in October 2014.

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

Results of Operations — Our Businesses
As previously discussed, we acquired our businesses on various acquisition dates beginning May 16, 2006. As a result, our consolidated operating results only include the results of operations since the acquisition date associated with each of our businesses in accordance with Generally Accepted Accounting Principles. The following discussion reflects a comparison of the historical results of operations for each of our businesses (segments) for the complete fiscal years ending December 31, 2015, 2014 and 2013. For Manitoba Harvest, which was acquired in July 2015, the following discussion reflects the comparative pro forma results of operation for the entire fiscal years ending December 31, 2015 and 2014 as if we had acquired the business January 1, 2014. For the 2014 acquisitions, the following discussion reflects historical operations for the year ending December 31, 2015, and comparative pro forma results of operations for the entire fiscal years ending December 31, 2014 and 2013 as if we had acquired the businesses on January 1, 2013. Where appropriate, relevant pro forma adjustments are reflected as part of the historical operating results. We believe this presentation enhances the discussion and provides a more meaningful comparison of operating results. The following operating results of our businesses are not necessarily indicative of the results to be expected for a full year, going forward.
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
Results of Operations
The table below summarizes the results of operations for Ergobaby for the fiscal years ended December 31, 2015, 2014 and 2013.

	Year ended December 31,
(in thousands)	2015	2014	2013
Net sales	$86,506	$82,255	$67,340
Cost of sales	30,070	29,740	25,692
Gross profit	56,436	52,515	41,648
Selling, general and administrative expenses	31,296	30,891	25,560
Management fees	500	500	500
Amortization of intangibles	2,483	2,977	2,972
Income from operations	$22,157	$18,147	$12,616

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Net sales
Net sales for the year ended December 31, 2015 were $86.5 million, an increase of $4.3 million or 5.2% compared to the same period in 2014. During the year ended December 31, 2015, international sales were approximately $48.2 million, representing an increase of $1.5 million over the corresponding period in 2014. International baby carrier and accessory sales increased by approximately $1.8 million, offset by a decrease in international infant travel systems sales by approximately $0.3 million during 2015 as compared to 2014. Domestic sales were $38.3 million during the year ended December 31, 2015, reflecting an increase of $2.7 million over the corresponding period in 2014. The growth in domestic sales during 2015 compared to 2014 is attributable to increased sales of baby carriers and accessories ($4.8 million) to national and specialty retail accounts, offset by a decrease in domestic revenues for infant travel systems and accessories ($2.1 million). The increase in baby carrier sales was attributable to the demand for the Ergobaby’s 360 four position carrier, which was domestically available late in the second quarter of 2014. The decrease in infant travel systems and accessories sales was primarily attributable to higher revenues during 2014 when Ergobaby launched the new Orbit Baby G3 infant travel system, which includes stroller bases, various seats and accessories, into the domestic market. Baby carriers and accessories represented 86.5% of sales in the year ended December 31, 2015 compared to 83.0% in the same period in 2014.

Cost of sales
Cost of sales was approximately $30.1 million for the year ended December 31, 2015 as compared to $29.7 million for the year ended December 31, 2014. The increase in cost of sales was primarily attributable to higher sales volume compared to the prior period. Gross profit as a percentage of sales was 65.2% for the year ended December 31, 2015 compared to 63.8% for the same period in 2014. The 140 basis point increase is primarily attributable to product sales mix, with a larger percentage of higher margin baby carrier sales as compared to the prior period.

Selling, general and administrative expenses
Selling, general and administrative expense for the year ended December 31, 2015 increased to approximately $31.3 million or 36.2% of net sales compared to $30.9 million or 37.6% of net sales for the same period of 2014. The $0.4 million increase in the year ended December 31, 2015 compared to the same period in 2014 was primarily attributable to higher personnel costs due to increased staffing levels; higher marketing spending to support sales growth and consumer engagement activities; increased variable expenses, such as distribution and fulfillment and commission, due to the increase in domestic sales; partially offset by lower foreign currency translation costs in the period.

Income from operations
Income from operations for the year ended December 31, 2015 increased $4.0 million, to $22.2 million, compared to $18.1 million for the same period of 2014, based on the factors described above.

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Net sales
Net sales for the year ended December 31, 2014 were $82.3 million, an increase of $14.9 million or 22.1% compared to the same period in 2013. During the year ended December 31, 2014 international sales were approximately $46.7 million, representing an increase of $6.4 million over the corresponding period in 2013. International baby carrier and accessory sales increased by approximately $5.4 million and international infant travel systems sales increased by approximately $1.0 million. The growth in international baby carrier sales was due to shipments of the new Ergobaby 360 4-position carrier as well as increased shipments of Ergobaby’s Bundle of Joy (baby carrier plus infant insert). Domestic sales were $35.6 million in 2014 reflecting an increase of $8.5 million over the corresponding period in 2013. The increase in domestic sales in the year ended December 31, 2014 compared to 2013 is attributable to increased sales of both baby carriers and accessories ($5.9 million) to national and specialty retail accounts and infant travel systems and accessories ($2.7 million) to national retail accounts and online. The increase in baby carrier sales is partially attributable to the launch of Ergobaby’s 360 4-position carrier. Ergobaby also released the new Orbit Baby G3 infant travel system, which includes stroller bases, various seats and accessories, into the domestic market during the first quarter of 2014. The G3 release accounts for the remainder of the increase in net sales. The G3 infant travel system became available to the international market in the third quarter of 2014.
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
Selling, general and administrative expenses
Selling, general and administrative expense for the year ended December 31, 2014 increased to approximately $30.9 million or 37.6% of net sales compared to $25.6 million or 38.0% of net sales for the same period of 2013. The $5.3 million increase in the year ended December 31, 2014 compared to the same period in 2013 is primarily attributable to increases in marketing expenses ($1.9 million) in support of new product launches and consumer engagement activities, and increases in employee related costs due to increased headcount to support business growth ($1.9 million). The increase was also attributable to increases in variable expenses, due to higher sales, as well as to unfavorable foreign exchange rates and lease accounting adjustments.
Income from operations
Income from operations for the year ended December 31, 2014 increased $5.5 million to $18.1 million, compared to $12.6 million the same period of 2013, based on the factors described above.
Liberty Safe
Overview
Based in Payson, Utah and founded in 1988, Liberty Safe is the premier designer, manufacturer and marketer of home, office and gun safes in North America. From its over 314,000 square foot manufacturing facility, Liberty Safe produces a wide range of home, office and gun safe models in a broad assortment of sizes, features and styles ranging from an entry level product to good, better and best products. Products are marketed under the Liberty brand, as well as a portfolio of licensed and private label brands, including Remington, Cabela’s and John Deere. Liberty Safe’s products are the market share leader and are sold through an independent dealer network (“Dealer sales”) in addition to various sporting goods, farm and fleet and home improvement retail outlets (“Non-Dealer, “National” sales”). Liberty has the largest independent dealer network in the industry. Historically, approximately 55% of Liberty Safe’s net sales are Non-Dealer sales and 45% are Dealer sales.
We acquired Liberty Safe on March 31, 2010.

Results of Operations
The table below summarizes the results of operations for Liberty Safe for the full fiscal years ended December 31, 2015, and 2014 and 2013.

	Year ended December 31,
(in thousands)	2015	2014	2013
Net sales	$101,146	$90,149	$126,541
Cost of sales	73,935	76,889	95,866
Gross profit	27,211	13,260	30,675
Selling, general and administrative expenses	13,081	11,591	13,623
Management fees	500	500	500
Amortization of intangibles	1,772	3,886	4,094
Income (loss) from operations	$11,858	$(2,717)	$12,458
Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Net sales
Net sales for the year ended December 31, 2015 increased approximately $11.0 million or 12.2%, to $101.1 million, compared to the corresponding period ended December 31, 2014. Non-Dealer sales were approximately $55.2 million in 2015 compared to $50.4 million in 2014, representing an increase of $4.8 million or 9.6%. Dealer sales totaled approximately $45.9 million in the year ended December 31, 2015 compared to $39.7 million in the same period in 2014, representing an increase of $6.2 million or 15.7%. Higher production output coupled with the increase in market demand, as well as a price increase to some of Liberty's customers in 2015, has facilitated the year over year sales growth. In addition, the increase in 2015 sales is attributable to a return to a strong level of market demand following the abnormal industry cycle in 2013 and 2014, particularly the market softening experienced during 2014. Liberty Safe’s sales backlog was approximately $7.1 million at December 31, 2015 compared to approximately $9.5 million at December 31, 2014.

Cost of sales
Cost of sales for the year ended December 31, 2015 decreased approximately $3.0 million when compared to the same period in 2014. Gross profit as a percentage of net sales totaled approximately 26.9% in 2015 compared to 14.7% in 2014. The significant increase in gross profit as a percentage of sales during the year ended December 31, 2015 compared to the same period in 2014 is attributable to favorable cost variances as a result of improved manufacturing efficiencies due to greater volume output and favorable material costs, and discounted sales prices for import safes sold in 2014 that negatively impacted gross margins.

Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2015 increased to approximately $13.1 million or 12.9% of net sales compared to $11.6 million or 12.9% of net sales for the same period of 2014. The $1.5 million increase is primarily attributable to a higher level of dealer co-op advertising, higher sales commission expense, and an increased annual advertising allowance for national account customers.

Income (loss) from operations
Income from operations increased $14.6 million during the year ended December 31, 2015 to $11.9 million compared to a loss from operations of $2.7 million during the same period in 2014, principally as a result of the increase in sales and gross profit, as described above.
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

We made loans to and purchased a controlling interest in Manitoba Harvest for approximately $102.7 million in July 2015 representing approximately 87% of the equity in Manitoba Harvest. On December 15, 2015, Manitoba Harvest acquired all of the outstanding stock of Hemp Oil Canada Inc. (“HOCI”) for approximately $32.7 million. HOCI is a wholesale supplier and a private label packager of hemp food products and ingredients.

Results of Operations

The table below summarizes the pro forma income from operations data for Manitoba Harvest for the years ended December 31, 2015 and December 31, 2014.

	Year ended December 31,
(in thousands)	2015	2014
	(Pro forma)	(Pro forma)
Net sales	$40,586	$35,535
Cost of sales (a)	20,268	19,306
Gross profit	20,318	16,229
Selling, general and administrative expense (b)	19,425	13,702
Fees to manager (c)	350	350
Amortization of intangibles (d)	3,676	4,248
Loss from operations	$(3,133)	$(2,071)

Pro forma results of operations of Manitoba Harvest for the years ended December 31, 2015 and 2014 include the following pro forma adjustments, applied to historical results as if we had acquired Manitoba Harvest January 1, 2014:
(a) Cost of sales for the year ended December 31, 2015 does not include $3.1 million of amortization expense associated with the inventory fair value step-up recorded in 2015 as a result of the purchase price allocation for Manitoba Harvest.
(b) Selling, general and administrative expenses were increased by $0.6 million and $1.0 million in the year ended December 31, 2015 and 2014, respectively, to reflect stock compensation expense for stock options granted to Manitoba Harvest employees as of the date of acquisition.
(c) Represents Management fees that would have been payable to the Manager in each of the periods presented.
(d) Represents an increase in amortization expense totaling approximately $2.0 million and $4.2 million in the years ended December 31, 2015 and 2014, respectively, for amortization expense associated with the allocation of the purchase price for Manitoba Harvest to definite lived intangible assets.
Pro forma Year Ended December 31, 2015 compared to the Pro forma Year Ended December 31, 2014
Net sales
Net sales for the year ended December 31, 2015 were approximately $40.6 million, an increase of $5.1 million, or 14.2%, compared to the same period in 2014. On a constant currency basis, net sales increased 32.0%. The increase in net sales is a result of increased sell-through of existing products, new product introductions and expanded retail distribution during 2015.
Cost of sales
Cost of sales for the year ended December 31, 2015 were approximately $20.3 million compared to approximately $19.3 million for the year ended December 31, 2014. Gross profit as a percentage of sales increased to 50.1% for the year ended December 31, 2015 from 45.7% for the year ended December 31, 2014. The increase in gross profit as a percentage of sales is principally attributable to reduced direct labor costs due to increased manufacturing efficiencies, and reduced material costs due to the insourcing of a portion of the production process which was temporarily outsourced for a part of 2014 while the company completed the expansion of its manufacturing facility.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2015 increased to approximately $19.4 million or 47.9% of net sales compared to $13.7 million or 38.6% of net sales for the same period of 2014. The $5.7 million increase in 2015 compared to 2014 was primarily attributable to increases in employee related costs due to increased headcount, increases in marketing expenditures, integration service fees payable to CGM ($0.5 million), and one time buyer transaction costs incurred in July 2015 related to the acquisition of Manitoba Harvest, and December 2015 related to the acquisition of HOCI ($1.5 million).

Loss from operations
Loss from operations for the year ended December 31, 2015 was approximately $3.1 million, as compared to a loss of $2.1 million for the same period in 2014, based on the factors described above.

Niche Industrial Businesses
Advanced Circuits

Overview
Advanced Circuits is a provider of small-run, quick-turn and volume production PCBs to customers throughout the United States. Collectively, small-run and quick-turn PCBs represent approximately 53.5% of Advanced Circuits’ gross revenues in 2015. Small-run and quick-turn PCBs typically command higher margins than volume production PCBs given that customers require high levels of responsiveness, technical support and timely delivery of small-run and quick-turn PCBs and are willing to pay a premium for them. Advanced Circuits is able to meet its customers’ demands by manufacturing custom PCBs in as little as 24 hours, while maintaining over 98.0% error-free production rates and real-time customer service and product tracking 24 hours per day.
We purchased a controlling interest in Advanced Circuits on May 16, 2006.
Results of Operations
The table below summarizes the statement of operations for Advanced Circuits for the fiscal years ending December 31, 2015, 2014 and 2013.

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net sales	$87,532	$85,918	$87,406
Cost of sales	48,201	46,801	46,954
Gross profit	39,331	39,117	40,452
Selling, general and administrative expenses	13,636	13,598	13,943
Management fees	500	500	500
Amortization of intangibles	1,051	2,564	3,064
Income from operations	$24,144	$22,455	$22,945
Year Ended December 31, 2015 compared to Year Ended December 31, 2014

Net sales
Net sales for the year ended December 31, 2015 increased approximately $1.6 million to $87.5 million as compared to the year ended December 31, 2014. During the year ended December 31, 2015, gross sales increased in Long-Lead Time PCBs by $1.0 million, Assembly sales increased by $0.9 million, and Quick-Turn Production and Small-Run PCBs decreased by $0.2 million when compared to the same period in 2014. Sales from Quick-Turn production and Small-Run PCBs represented approximately 53.5% of gross sales in 2015 compared to 54.8% during 2014.

Cost of sales
Cost of sales for the year ended December 31, 2015 increased approximately $1.4 million compared to the comparable period in 2014. Gross profit as a percentage of sales decreased 60 basis points during the year ended December 31, 2015 (44.9% in 2015 compared to 45.5% in 2014) primarily as a result of sales mix.

Selling, general and administrative expense
Selling, general and administrative expenses were approximately $13.6 million in both the year ended December 31, 2015 and 2014. Selling, general and administrative expenses represented 15.6% of net sales for the year ended December 31, 2015 compared to 15.8% of net sales in 2014.

Income from operations
Income from operations for the year ended December 31, 2015 was approximately $24.1 million compared to $22.5 million in the same period in 2014, an increase of approximately $1.7 million, principally as a result of the factors described above, as well as a decrease in amortization expense of $1.5 million as a result of certain intangible assets being fully amortized during the prior year.

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
Arnold
Overview
Founded in 1895 and headquartered in Rochester, New York, Arnold Magnetics (or Arnold) is a manufacturer of engineered, application specific permanent magnets. Arnold products are used in applications such as general industrial, reprographic systems, aerospace and defense, advertising and promotional, consumer and appliance, energy, automotive and medical technology. Arnold is the largest U.S. manufacturer of engineered magnets as well as only one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. Arnold operates a 70,000 sq. ft. manufacturing assembly and distribution facility in Rochester, New York with nine additional facilities worldwide, in countries including the United Kingdom, Switzerland and China. Arnold serves customers via three primary product sectors:

•
Permanent Magnet and Assemblies and Reprographics (“PMAG”) (approximately 71% of sales) – High performance magnets for precision motor/generator sensors as well as beam focusing applications and reprographic applications;

•	Flexmag (approximately 20% of net sales) – Flexible bonded magnets for advertising, consumer and industrial applications; and

•	Precision Thin Metals (approximately 9% of net sales) – Ultra thin metal foil products utilizing magnetic and non- magnetic alloys.
Arnold is also a 50% partner in a China rare earth mine-to-magnet joint venture. Arnold accounts for its activity in the joint venture utilizing the equity method of accounting. Gains and losses from the joint venture are not material during the years ended December 31, 2015, 2014 or 2013.
On March 5, 2012, we made loans to and purchased a controlling interest in Arnold for a net purchase price of approximately $128.8 million, representing approximately 96.6% of the equity in Arnold Magnetics.

Results of Operations
The table below summarizes the results of operations for Arnold for the fiscal year ended December 31, 2015, 2014 and 2013.

	Year ended December 31,
(in thousands)	2015	2014	2013
Net sales	$119,994	$123,205	$126,606
Cost of sales	93,559	95,640	96,784
Gross profit	26,435	27,565	29,822
Selling, general and administrative expenses	14,828	16,456	16,820
Management fees	500	500	500
Amortization of intangibles	3,523	3,514	3,588
Income from operations	$7,584	$7,095	$8,914

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

Net sales
Net sales for the year ended December 31, 2015 were approximately $120.0 million, a decrease of $3.2 million compared to the same period in 2014. The decrease in net sales is a result of a decrease in sales in the PMAG product sector ($5.9 million) and Flexible product sector ($0.3 million), offset by an increase in net sales in the Precision Thin Metals sector ($3.0 million). PMAG sales represented approximately 71% of net sales for the year ended December 31, 2015 compared to 75% for the year ended December 31, 2014. The decrease in PMAG sales during 2015 compared to 2014 is principally attributable to lower sales of the reprographic application of the PMAG division, as well as weaker economic conditions in Europe, primarily in the oil and gas sector, which is a component of PMAG. The decrease in Flexmag sales is the result of decreased customer demand. The increase in Precision Thin Metals sales is attributable to positive steps taken over the last year by management to identify new customers and applications.

International sales were $44.2 million during the year ended December 31, 2015 compared to $55.6 million during the same period in 2014, a decrease of $11.4 million or 20.5%. The decrease in international sales is due to a decrease in sales in the PMAG sector as noted above.

Cost of sales
Cost of sales for the year ended December 31, 2015 were approximately $93.6 million compared to approximately $95.6 million in the same period of 2014. Gross profit as a percentage of sales decreased from 22.4% in 2014 to 22.0% in 2015. The decrease is principally attributable to a slight decrease in the PMAG sector due to volume reductions and customer mix, partially offset by a slight increase in margin in the Precision Thin Metals sector due to volume. Flexmag margin in 2015 was consistent with 2014 due to successful cost saving initiatives.

Selling, general and administrative expense
Selling, general and administrative expense in the year ended December 31, 2015 was $14.8 million as compared to approximately $16.5 million for the year ended December 31, 2014. The decrease in expense is primarily attributable to headcount reduction in Switzerland and China, and overall reduced spending.

Income from operations
Income from operations for the year ended December 31, 2015 was approximately $7.6 million, an increase of $0.5 million when compared to the same period in 2014, principally as a result of the factors described above.

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
Results of Operations
The table below summarizes the results of operations for Clean Earth for the year ended December 31,2015, and the pro forma results of operations for Clean Earth for the full fiscal years ended December 2014 and 2013. We acquired Clean Earth on August 26, 2014. The following results of operations are reported as if we acquired Clean Earth on January 1, 2013.

	Year ended December 31,
(in thousands)	2015	2014 (Pro forma)	2013 (Pro forma)
Net service revenues	$175,386	$164,536	$155,929
Cost of services (a)	125,178	112,636	113,965
Gross profit	50,208	51,900	41,964
Selling, general and administrative expenses (b)	26,512	27,034	21,210
Management fees (c)	500	500	500
Amortization of intangibles (d)	12,183	11,524	11,524
Income from operations	$11,013	$12,842	$8,730

Pro forma results of operations for Clean Earth for the annual periods ended December 31, 2014 and 2013 include the following pro forma adjustments applied to historical results:

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

Year Ended December 31, 2015 compared to the Pro Forma Year Ended December 31, 2014

Service revenues
Service revenues for the year ended December 31, 2015 were approximately $175.4 million, an increase of $10.9 million or 6.6% compared to the same period in 2014. The increase in service revenues is principally the result of the Clean Earth’s December 2014 acquisition of all of the assets of American Environmental Services, Inc. ("AES") which operates two RCRA Part B hazardous waste facilities. For the year ended December 31, 2015, contaminated soil volumes increased 2% as compared to the same period last year principally attributable to commercial development activity in the New York City and Greater Washington, D. C. areas. Hazardous waste volume increased 46%, primarily as a result of the AES acquisition. Revenue from dredged material decreased during 2015 as compared to 2014 due to the timing and flow of new maintenance contracts in our core markets. Contaminated soils represented approximately 58% of net sales for each of the years ended December 31, 2015 and December 31, 2014.

Cost of services
Cost of services for the year ended December 31, 2015 were approximately $125.2 million compared to approximately $112.6 million in the same period of 2014. Gross profit as a percentage of sales decreased from 31.5% for the year ended December 31, 2014 to 28.6% for the year ended December 31, 2015. The 290 basis points decrease in gross margin during the year ended December 31, 2015 was primarily due to the mix of services provided during 2015 as compared to 2014, as well as decreased margins from contaminated soils due to increased equipment rental expense and increased beneficial reuse costs at some of the contaminated soil facilities.

Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2015 decreased to approximately $26.5 million or 15.1% of service revenues compared to $27.0 million or 16.4% of service revenues for the same period in 2014. The $0.5 million decrease in selling, general and administrative expenses in the year ended December 31, 2015 compared to 2014 is primarily attributable to costs associated with the acquisition of Clean Earth in 2014, partially offset by reductions in professional fees, employee compensation and bad debt expenses.

Amortization expense
Amortization expense for the year ended December 31, 2015 was $12.2 million, an increase of $0.7 million compared to 2014. The increase is due to additional amortization expense in 2015 from the AES acquisition ($0.6 million) and an increase in the amortization of airspace, which is recognized based on usage rather than over the estimated useful life of the asset.

Income from operations
Income from operations for the year ended December 31, 2015 was approximately $11.0 million as compared to income from operations of $12.8 million for the year ended December 31, 2014, a decrease of $1.8 million, primarily as a result of those factors described above.
Pro Forma Year Ended December 31, 2014 compared to the Pro Forma Year ended December 31, 2013

Net sales
Net sales for the year ended December 31, 2014 were approximately $164.5 million, an increase of $8.6 million or 5.5% compared to the same period in 2013. The increase in net sales is a result of increased volume in both contaminated soils and dredge material. The increase in volume of contaminated soils during the year ended December 31, 2014 compared to the same period in 2013 is principally attributable to incremental net sales from a new treatment facility acquired in March 2013. The increase in volume of dredge material is principally attributable to the increase in the number of large maintenance dredge projects during the year ended December 31, 2014 compared to the same period in 2013. Contaminated soils represented approximately 58% of net sales for the year ended December 31, 2014 and 56% for the year ended December 31, 2013.

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
Sterno Products
Overview

Sterno Products, headquartered in Corona, California, is a manufacturer and marketer of portable food warming fuel and creative table lighting solutions for the food service industry. Sterno Products offers a broad range of wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps. Sterno Products was formed in 2012 with the merger of two manufacturers and marketers of portable food warming fuel products, The Sterno Products Group LLC and the Candle Lamp Company, LLC.

On October 10, 2014, we made loans to and purchased all of the equity of Sterno Products for approximately $160.0 million.
Results of Operations
The table below summarizes the results of operations for Sterno Products for the year ended December 31, 2015, and the pro forma results of operations for Sterno Products for the full fiscal years ended December 2014 and 2013. We acquired Sterno

Products on October 10, 2014. The following results of operations are reported as if we acquired Sterno Products on January 1, 2013.

	Year ended December 31,
(in thousands)	2015	2014 (Pro forma)	2013 (Pro forma)
Net sales	$139,991	$140,858	$133,603
Cost of sales (a)	104,372	111,344	106,379
Gross profit	35,619	29,514	27,224
Selling, general and administrative expenses (b)	16,596	17,150	21,139
Management fee (c)	500	500	500
Amortization of intangibles (d)	5,323	6,014	6,014
Income (loss) from operations	$13,200	$5,850	$(429)

Pro forma results of operations for Sterno Products for the annual periods ended December 31, 2014 and 2013 include the following pro forma adjustments applied to historical results:

(a) Cost of sales for the year ended December 31, 2014 does not include $2.0 million of amortization expense associated with the inventory fair value step-up recorded in 2014 as a result of and derived from the purchase price allocation in connection with our purchase of Sterno.

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

Year Ended December 31, 2015 compared to the Pro Forma Year ended December 31, 2014
Net sales
Net sales for the year ended December 31, 2015 were approximately $140.0 million, a decrease of $0.9 million or 0.6% compared to the same period in 2014. The decrease in net sales is primarily a result of the timing of orders from two of Sterno Products' larger customers.

Cost of sales
Cost of sales for the year ended December 31, 2015 were approximately $104.4 million compared to approximately $111.3 million in the same period of 2014. Gross profit as a percentage of sales increased from 21.0% for the year ended December 31, 2014 to 25.4% for the same period ended December 31, 2015. The increase in gross margin during the year ended December 31, 2015 primarily reflects greater labor and manufacturing efficiencies during 2015 as compared to the 2014 as Sterno Products continued to integrate the acquisition of Sterno by CandleLamp during 2014, and favorable material costs reflecting lower commodity prices and material savings programs.

Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2015 and 2014 was approximately $16.6 million and $17.2 million, respectively. The decrease is primarily a result of acquisition related costs in the prior year of $2.8 million, offset in part by integration services fees incurred during the first nine months of 2015. Selling, general and administrative expense represented 11.9% of net sales for the year ended December 31, 2015 as compared to 12.2% of net sales for the same period in 2014.

Income from operations

Income from operations for the year ended December 31, 2015 was approximately $13.2 million, an increase of $7.4 million when compared to the same period in 2014, due to those factors described above, as well as a decrease in amortization expense as a result of the finalization of the purchase price allocation for Sterno Products in the three months ended March 31, 2015.
Pro Forma Year Ended December 31, 2014 compared to the Pro Forma Year ended December 31, 2013

Net sales
Net sales for the year ended December 31, 2014 were approximately $140.9 million, an increase of $7.3 million or 5.4% compared to the same period in 2013. The increase in net sales is a result of additional product placement and share growth in the retail sales channel and price increases implemented by Sterno Products during the 2014 fiscal year.

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
Tridien historically received approximately two-thirds of its revenues from its three largest customers.
Results of Operations
The table below summarizes the results of operations for Tridien for the fiscal years ending December 31, 2015, 2014 and 2013.

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net sales	$77,406	$67,254	$60,072
Cost of sales	64,269	53,089	46,636
Gross profit	13,137	14,165	13,436
Selling, general and administrative expenses	10,557	9,845	9,145
Management fees	350	350	350
Amortization of intangibles	1,768	1,779	1,250
Impairment expense	9,165	—	12,918
Income (loss) from operations	$(8,703)	$2,191	$(10,227)

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

Net sales
Net sales for the year ended December 31, 2015 were approximately $77.4 million compared to approximately $67.3 million for the same period in 2014, an increase of $10.2 million or 15.1%. Sales of non-powered products (including patient positioning devices) totaled $61.4 million during the year ended December 31, 2015 representing an increase of $5.9 million compared to the same period in 2014. Sales of powered products totaled $15.9 million during the year ended December 31, 2015 representing an increase of $4.0 million compared to the same period in 2014. The increase in non-powered product sales during 2015 compared to 2014 is principally the result of higher demand for patient positioning devices from a large customer whose contract with Tridien expired in the fourth quarter of 2015. Improved powered products sales in the year ended December 31, 2015 compared to the same period in 2014 is principally the result of sales of recently developed products.

Cost of sales
Cost of sales increased approximately $11.2 million for the year ended December 31, 2015 compared to the same period in 2014. Gross profit as a percentage of sales was approximately 17.0% in the year ended December 31, 2015 compared to 21.1% in the same period of 2014. The decrease in gross profit as a percentage of sales was primarily due to higher manufacturing labor costs and warranty costs for newly launched powered support surfaces, plus increased manufacturing labor costs stemming from substantial unanticipated demand for patient positioning devices from a large customer whose contract with Tridien expired in the fourth quarter of 2015, and inefficiencies in manufacturing due to a facility move during 2015.

Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2015 was approximately $10.6 million as compared to $9.8 million for the same period in 2014. The increase of $0.7 million relates primarily to a contingent liability reserve established by Tridien related to a complaint filed by the Riverside County District Attorney's office for an alleged violation of the California Labor Code.

Impairment expense

In January 2015, one of Tridien's largest customers informed the Company that it would not renew its purchase agreement when it expired in the fourth quarter of 2015. This customer represented 25% and 20% of Tridien's sales in 2015 and 2014, respectively.
The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived asset impairment analysis. The result of this impairment analysis (step 1) indicated that goodwill was impaired. The results of the step 2 impairment analysis resulted in a write down of goodwill of $8.9 million and a write down of long-lived intangible assets of $0.2 million.

Income (loss) from operations
Loss from operations was approximately $8.7 million in the year ended December 31, 2015 as compared to income from operations of approximately $2.2 million in the year ended December 31, 2014, a decrease of approximately $10.9 million due primarily to the goodwill impairment.

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

Liquidity and Capital Resources
The change in cash and cash equivalents is as follows:

	Year ended December 31,
(in thousands)	2015	2014	2013
Cash provided by operations	$84,548	$70,695	$72,374
Cash provided by (used in) investing activities	233,880	(424,753)	66,286
Cash provided by (used in) financing activities	(254,357)	265,487	(44,122)
Effect of exchange rates on cash and cash equivalents	(1,905)	(955)	450
Increase (decrease) in cash and cash equivalents	62,166	(89,526)	94,988

Cash Flow from Operating Activities
2015
For the year ended December 31, 2015, cash flows provided by operating activities (from both continuing and discontinued operations) totaled approximately $84.5 million, which represents a $13.9 million increase compared to cash flow from operating activities of $70.7 million during the year ended December 31, 2014. Net cash provided by discontinued operations totaled $14.4 million in 2015 as compared to $29.2 million in 2014, with the decrease due to the timing of the dispositions that resulted in discontinued operations during 2015. This increase in net cash provided by operating activities of continuing operations of $28.7 million is principally the result of changes in cash used for working capital in the year ended December 31, 2015 as compared to the same period in 2014 as a result of the effect of the acquisition of Clean Earth and Sterno Products in the third and fourth quarter of 2014, respectively, the acquisition of Manitoba Harvest in July 2015, and the increased operating income year over year as a result of these acquisitions.
2014
For the year ended December 31, 2014, on a consolidated basis, cash flows provided by operating activities totaled $70.7 million, which represents a $1.7 million decrease compared to the year-ended December 31, 2013. Cash from operating activities of continuing operations was $41.5 million in 2014 compared to $39.2 million in 2013. Cash from operating activities of discontinued operations was $29.2 million in 2014 compared to $33.2 million in 2013. The decrease in cash from operating activity of continuing activities is principally the result of changes in working capital primarily resulting from our 2014 acquisitions from date of acquisition through year-end, as well as the effect on working capital of the deconsolidation of our FOX business in July 2014.
2013
For the year ended December 31, 2013, on a consolidated basis, cash flows provided by operating activities totaled approximately $72.4 million, which reflects cash flow from the operating activities of continuing operations of $39.2 million and cash flow from the operations of discontinued operations of $33.2 million. Cash outflows related to the working capital of continuing operations was $20.8 million and reflected inventory build up at FOX and Liberty as a result of steadily increasing sales at those entities as well as a higher accounts receivable balance at FOX, which recognized a considerable increase in sales in the fourth fiscal quarter of 2013 compared to 2012.
Cash Flow from Investing Activities
2015

Cash flows provided by investing activities for the year ended December 31, 2015 totaled approximately $233.9 million, compared to $424.8 million used in investing activities in the same period of 2014. The 2015 investing activities reflect the acquisition of Manitoba Harvest in the third quarter and the add-on acquisition of HOCI in the fourth quarter of 2015 ($130.3 million) and net proceeds from the sale of CamelBak in August 2015 and American Furniture in October 2015 ($385.5 million in the aggregate). The 2014 investing activities reflect FOX's acquisition of Sport Truck ($41.0 million) and our acquisition of Clean Earth ($250.0 million, net of cash). Capital expenditures from continuing operations in the year ended December 31, 2015 increased approximately $5.8 million, with the increase primarily due to capital expenditures at our 2014 acquisitions, Clean Earth and Sterno Products. We expect capital expenditures for 2016 to be approximately $17 million to $22 million.
2014
Cash flows used in investing activities for the year ended December 31, 2014 was $424.8 million. This amount reflects the Company's purchase of our 2014 Acquisitions, Clean Earth ($250.4 million) and Sterno Products ($165.3 million), as well as an add-on acquisition at Clean Earth ($15.9 million) and an acquisition by FOX prior to deconsolidation ($41.0 million), cash used for the purchase of capital expenditures ($10.8 million) and fixed cash payments on our interest rate swap ($2.0 million), offset in part by proceeds from the sale of FOX common stock ($65.5 million).
2013
For the year ended December 31, 2013, on a consolidated basis, cash flows provided by investing activities totaled approximately $66.3 million, which reflects the net proceeds from the sale of subsidiary stock (FOX—$80.9 million), and sale leaseback proceeds at Advanced Circuits ($4.4 million), offset in part by capital expenditures ($20.4 million).

Cash Flow from Financing Activities
2015

Cash flows used in financing activities totaled approximately $254.4 million during the year ended December 31, 2015 principally reflecting payment of our shareholder distribution ($78.2 million), the payment of a profit allocation to our Allocation Interest Holders of $17.7 million and the repayment of our 2014 Revolving Credit Facility using the net proceeds from the sale of CamelBak during the third quarter of 2015. Cash flows provided by financing activities during the year ended December 31, 2014 were approximately $265.5 million principally reflecting net borrowings under our credit facility to finance a portion of the acquisition purchase price for Clean Earth in the third quarter of 2014 and FOX's borrowings to finance their acquisition of Sport Truck, offset in part by our shareholder distribution ($69.6 million) and a profit allocation payment related to the FOX secondary offering ($11.9 million).
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
At December 31, 2015, we had approximately $85.9 million of cash and cash equivalents on hand. The majority of our cash is invested in short-term securities and corporate debt securities and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. The primary objective of our investment activities is the preservation of principal and minimizing risk. We do not hold any investments for trading purposes.
On January 28, 2016, we paid our fourth quarter 2015 distribution to our shareholders of $19.5 million.
Total Liabilities and Intercompany loans to our businesses
The following table summarizes the total liabilities and intercompany debt of our business as of December 31, 2015:

(in thousands)	Intercompany Loans	Total Liabilities
Ergobaby	$14,603	$33,025
Liberty	30,600	43,338
Manitoba Harvest	47,064	69,856
Advanced Circuits	55,600	78,469
Arnold	70,950	92,696
Clean Earth	142,438	229,137
Sterno Products	74,929	97,474
Tridien	12,481	21,157
Total	$448,665	$665,152
Corporate and eliminations	(448,665)	(112,726)
	$—	$552,426

Each loan has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity. As of December 31, 2015, Tridien was not in compliance with its Fixed Charge Coverage Ratio included in their amended credit agreement with us. We expect to issue a waiver to Tridien related to the failure of the Fixed Charge Coverage ratio covenant. All of our businesses with the exception of Tridien are in compliance with their financial covenants with us as of December 31, 2015.
Subsequent to year-end, our Sterno Products subsidiary completed the acquisition of Northern International, Inc. (NII), a seller of flameless candles and outdoor lighting, for approximately $36 million. Sterno Products financed the acquisition and payment of the related transaction costs through the issuance of an additional $37 million in intercompany loans with the Company.
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
Credit Facility
On June 6, 2014, we entered into a new credit facility, the 2014 Credit Facility, replacing our existing 2011 Credit Facility entered into in October 2011. The 2014 Credit Facility provides for (i) revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $400 million and matures in June 2019, and (ii) a $325 million term loan. Our 2014 Term Loan requires quarterly payments of $0.8 million with a final payment of the outstanding principal balance due in June 2021. (Refer to Note J to the Consolidated Financial Statements for a complete description of our 2014 Credit Facility.) We used approximately $290.0 million of the 2014 Term Loan proceeds to pay all amounts outstanding under the 2011 Credit Facility and to pay the closing costs. The 2014 Credit Facility was amended in June 2015, primarily to allow for inter-company loans to, and the acquisition of, Canadian-based companies on an unsecured basis, and to modify provisions that would allow for early termination of a "Leverage Increase Period," thereby providing additional flexibility as to the timing of subsequent acquisitions.
At December 31, 2015, we had Letters of Credit totaling $4.1 million outstanding under the 2014 Revolving Credit Facility. We had approximately $395.8 million in borrowing base availability under this facility at December 31, 2015.
The following table reflects required and actual financial ratios as of December 31, 2015 included as part of the affirmative covenants in our 2014 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	3.26:1.00
Total Debt to EBITDA Ratio	less than or equal to 4.25:1.0	1.80:1.00
We intend to use the availability under our Credit Facility and cash on hand to pursue acquisitions of additional businesses, to fund distributions and to provide for other working capital needs. We have considered the impact of recent market instability and credit availability in assessing the adequacy of our liquidity and capital resources.
On September 12, 2014, we purchased an interest rate swap (“New Swap”) with a notional amount of $220 million effective April 1, 2016 through June 6, 2021. The agreement requires us to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At December 31, 2015, the New Swap had a fair value loss of $13.0 million, principally reflecting the present value of future payments and receipts under the agreement. $3.4 million of New Swap is reflected as a component of current liabilities and $9.6 million is reflected as a component of noncurrent liabilities in the consolidated balance sheet at December 31, 2015.
The 2011 Credit Facility required us to hedge the interest exposure on 50% of outstanding debt under the 2011 Term Loan Facility. On October 31, 2011, we purchased a three-year interest rate swap (“Swap”) with a notional amount of $200 million effective January 1, 2014 through December 31, 2016. The agreement required us to pay interest on the notional amount at the rate of 2.49% in exchange for the three-month LIBOR rate, with a floor of 1.5%. At December 31, 2015, this Swap had a fair value loss of $0.5 million and is reflected as a component of current liabilities.
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
We account for our remaining equity interest in FOX using the equity method of accounting. We use the equity method of accounting for investments when we have the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. We have elected to measure the FOX equity method investment at fair value with unrealized gains and losses reported in the consolidated statement of operations as gain (loss) from equity method investment. The investment in FOX had a fair value of $249.7 million at December 31, 2015, and we recorded a gain on the investment of $4.5 million for the year ended December 31, 2015.
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
Interest Expense
We incurred interest expense totaling $25.9 million in the year ended December 31, 2015, as compared to $27.1 million in the year ended December 31, 2014 and $19.4 million for the year ended December 31, 2013. The components of interest expense in each of the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Interest on credit facilities	$17,590	$16,392	$15,625
Unused fee on Revolving Credit Facility	1,612	1,914	2,349
Amortization of original issue discount	671	882	1,243
Unrealized losses on interest rate derivatives (1)	5,662	7,709	130
Letter of credit fees	121	62	53
Other	286	138	15
Interest expense	$25,942	$27,097	$19,415
Average daily balance of debt outstanding	$443,348	$379,034	$294,056
Effective interest rate	5.9%	7.2%	6.6%

(1) On September 14, 2014, we purchased an interest rate swap (the “New Swap”) with a notional amount of $220 million effective April 1, 2016 through June 6, 2021. The agreement requires us to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At December 31, 2015, this New Swap had a fair value of negative $13.0 million, essentially reflecting the present value of future payments and receipts under the agreement and is reflected as a component of interest expense and other non-current liabilities. In the above table, we provide the effective interest rate on outstanding debt, which includes the mark-to-market loss on the New Swap. The effective interest rate for incurred debt during the year ended December 31, 2015 after elimination of the New Swap, which has a term that does not begin until April 1, 2016, is 4.6%. Refer to Note K - Derivatives and Hedging Activities of the consolidated financial statements.
Income Taxes
We incurred income tax expense of $15.0 million with an annual effective rate of 97.9% during the year ended December 31, 2015, $5.1 million in income tax expense with an annual effective tax rate of 1.8% during the year ended December 31, 2014, and $18.5 million with an effective tax rate of 22.7% during the year ended December 31, 2013. Our gains and losses incurred at the Company, which is an LLC, are not tax deductible at the corporate level as those costs are passed through to the shareholders. During 2015, the effective rate is therefore increased as a result of the gain on sale of businesses. During 2014, the effect of the gain on the deconsolidation of FOX incurred at the corporate level decreased the effective income tax rate by 30.8%. In 2013, the reversal of the supplemental put expense during 2013 was not taxable as it was incurred at the LLC level.
The components of income tax expense as a percentage of income from continuing operations before income taxes for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year ended December 31,
	2015	2014	2013
United States Federal Statutory Rate	35.0%	35.0%	35.0%
State income taxes (net of Federal benefits)	9.3	(1.0)	3.4
Foreign income taxes	1.9	(0.2)	(1.1)
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders	45.7	2.2	1.8
Effect of deconsolidation of subsidiary (1)	—	(33.3)	—
Effect of gain on equity method investment	(10.4)	(1.4)	—
Effect of supplemental put expense (reversal) (2)	—	—	(19.8)
Impact of subsidiary employee stock options	2.1	—	0.1
Domestic production activities deduction	(5.1)	(0.3)	(1.8)
Non-deductible acquisition costs	—	0.1	—
Non-recognition of NOL carryforwards at subsidiaries	(4.7)	0.4	3.3
Impairment expense	17.6	—	—
Other	6.5	0.3	1.8
Effective income tax rate	97.9%	1.8%	22.7%

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
Adjusted EBITDA – Is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by: (i) non-controlling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting , due diligences, etc.) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805; (iii) increases or decreases in supplemental put charges for periods prior to July 1, 2013, which reflected the estimated potential liability due to our Manager that required us to acquire their Allocation Interests in the Company at a price based on a percentage of the fair value in our businesses over their original basis plus a hurdle rate; (iv) management fees, which reflect fees due quarterly to our Manager in connection with our MSA; (v) impairment charges, which reflect write downs to goodwill or other intangible assets; (vi) the gain related to the deconsolidation of FOX during the year ended December 31, 2014; (vii) gains or losses recorded in connection with changes in the fair value of our investment in FOX; (viii) gains or losses recorded in connection with the sale of fixed assets; and (ix) gains or losses recognized upon the sale of a business.
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
The following tables reconciles EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Year ended December 31, 2015

	Corporate	Ergobaby	Liberty	Manitoba Harvest	Advanced Circuits	Arnold Magnetics	Clean Earth	Sterno	Tridien	Consolidated
Net income (loss)	$133,818	$11,798	$4,956	$(5,917)	$11,868	$803	$(1,181)	$3,779	$(9,802)	$150,122
Adjusted for:
Provision (benefit) for income taxes	(286)	6,650	2,415	(1,288)	6,285	(412)	(713)	2,350	(27)	14,974
Interest expense, net	25,536	—	—	7	(1)	13	369	—	—	25,924
Intercompany interest	(41,328)	3,726	4,319	949	5,581	6,996	11,829	6,848	1,080	—
Depreciation and amortization	944	3,794	3,701	5,231	3,367	9,114	20,898	8,186	2,506	57,741
EBITDA	118,684	25,968	15,391	(1,018)	27,100	16,514	31,202	21,163	(6,243)	248,761
Gain on sale of discontinued operations	(149,798)	—	—	—	—	—	—	—	—	(149,798)
(Gain) loss on sale of fixed assets	—	—	25	3	—	(165)	280	—	20	163
Non-controlling shareholder compensation	—	728	200	419	23	136	1,145	519	2	3,172
Acquisition expenses	—	—	—	1,541	—		—	285	—	1,826
Impairment expense	—	—	—	—	—	—	—	—	9,165	9,165
Gain on equity method investment	(4,533)	—	—	—	—	—	—	—	—	(4,533)
Integration services fee	—	—	—	500	—	—	1,875	1,125	—	3,500
Management fees	22,483	500	500	175	500	500	500	500	350	26,008
Adjusted EBITDA	$(13,164)	$27,196	$16,116	$1,620	$27,623	$16,985	$35,002	$23,592	$3,294	$138,264

(1) As a result of the sale of our CamelBak and AFM subsidiaries in August and October 2015, respectively, Adjusted EBITDA does not include Adjusted EBITDA from CamelBak and AFM for the period January 1, 2015 through the dates of sales of $28.3 million.

Adjusted EBITDA
Year ended December 31, 2014

	Corporate	Ergobaby	Liberty	Manitoba Harvest	Advanced Circuits	Arnold Magnetics	Clean Earth	Sterno	Tridien	Consolidated
Net income (loss) (1)	$245,166	$8,159	$(4,488)		$11,101	$229	$(1,317)	$(2,008)	$1,028	$257,870
Adjusted for:
Provision (benefit) for income taxes	(191)	4,735	(3,084)		4,406	(966)	(275)	(1,537)	47	3,135
Interest expense, net	26,509	25	—		(2)	(2)	151	—	1	26,682
Intercompany interest	(30,053)	4,917	4,572		6,561	7,219	3,997	1,645	1,142	—
Depreciation and amortization	413	4,159	6,538		4,977	8,884	6,776	4,707	2,561	39,015
Loss on debt extinguishment	2,143	—	—	Not Applicable	—	—	—	—	—	2,143
EBITDA	243,987	21,995	3,538		27,043	15,364	9,332	2,807	4,779	328,845
Loss on sale of fixed assets	—	—	17		6	324	9	—	26	382
Non-controlling shareholder compensation	—	661	371		23	134	424	124	19	1,756
Acquisition expenses	—	—	96		—		1,983	2,765	—	4,844
Gain on deconsolidation of subsidiary	(264,325)	—	—		—	—	—	—	—	(264,325)
Gain on equity method investment	(11,029)	—	—		—	—	—	—	—	(11,029)
Integration services fee	—		—		—	—	625	375	—	1,000
Management fees	19,622	500	500		500	500	125	125	350	22,222
Adjusted EBITDA	$(11,745)	$23,156	$4,522		$27,572	$16,322	$12,498	$6,196	$5,174	$83,695

(1) As a result of the deconsolidation of our FOX subsidiary in July 2014, Net income (loss) in the above schedule does not include Net Income from FOX of $15.0 million for the period January 1, 2014 through July 10, 2014, and Adjusted EBITDA does not include Adjusted EBITDA of $25.1 million for FOX for the period January 1, 2014 through July 10, 2014.

(2) As a result of the sales of our CamelBak and AFM subsidiaries in August and October 2015, respectively, Adjusted EBITDA does not include Adjusted EBITDA for the year ending December 31, 2014 from CamelBak and AFM of $37.1 million.

Adjusted EBITDA
Year ended December 31, 2013

	Corporate	Ergobaby	FOX	Liberty	Manitoba Harvest	Advanced Circuits	Arnold	Clean Earth	Sterno	Tridien	Consolidated
Net income (loss)	$28,564	$4,057	$24,104	$5,487		$9,167	$1,586			$(9,397)	$63,568
Adjusted for:
Provision (benefit) for income taxes	(98)	2,603	10,566	2,374		5,681	(535)			(2,073)	18,518
Interest expense, net	19,139	2	218	—		(2)	22			1	19,380
Intercompany interest	(28,273)	5,636	2,179	4,370		7,490	7,432			1,166	—
Depreciation and amortization	(1,541)	4,025	9,435	6,421		5,438	8,504			2,241	34,523
Loss on debt extinguishment	1,785	—	—	—	Not Applicable	—	—	Not Applicable	Not Applicable	—	1,785
EBITDA	19,576	16,323	46,502	18,652		27,774	17,009			(8,062)	137,774
(Gain) loss on sale of fixed assets	—	23	(7)	—		(18)	40			43	81
Non-controlling shareholder compensation	—	606	2,500	391		23	145			73	3,738
Impairment charges	—	—	—	—		—	—			12,918	12,918
Acquisition expenses	—	—	—	—		—	—			—	—
Supplemental put expense (reversal)	(45,995)	—	—	—		—	—			—	(45,995)
Management fees	15,474	500	308	500		500	500			350	18,132
Adjusted EBITDA	$(10,945)	$17,452	$49,303	$19,543		$28,279	$17,694			$5,322	$126,648

(1) As a result of the sales of our CamelBak and AFM subsidiaries in August and October 2015, respectively, Adjusted EBITDA does not include Adjusted EBITDA for the year ending December 31, 2013 from CamelBak and AFM of $32.7 million.

Cash Flow Available for Distribution and Reinvestment
The table below details cash receipts and payments that are not reflected on our income statement in order to provide an additional measure of management’s estimate of cash CAD. CAD is a non-GAAP measure that we believe provides additional information to our shareholders in order to enable them to evaluate our ability to make anticipated quarterly distributions. Because other entities do not necessarily calculate CAD the same way we do, our presentation of CAD may not be comparable to similarly titled measures provided by other entities. We believe that our historic and future CAD, together with our cash balances and access to cash via our debt facilities, will be sufficient to meet our anticipated distributions over the next twelve months. The table below reconciles CAD to net income and to cash flow provided by operating activities, which we consider to be the most directly comparable financial measure calculated and presented in accordance with GAAP.

(in thousands)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net income	$165,770	$291,155	$78,816
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	63,072	55,696	46,227
Impairment expense	9,165	—	12,918
Gain on sale of businesses	(149,798)	—	—
Amortization of debt issuance costs and original issue discount	2,883	3,125	3,366
Unrealized loss on interest rate hedges	5,662	7,722	130
Loss on debt repayment	—	2,143	1,785
Excess tax benefit from subsidiary stock option exercise (1)	—	(1,662)	—
Supplemental put expense (reversal)	—	—	(45,995)
Gain on deconsolidation of subsidiary	—	(264,325)	—
Gain on equity method investment	(4,533)	(11,029)	—
Noncontrolling stockholders charges	3,737	4,744	4,683
Deferred taxes	(3,131)	(8,601)	(5,257)
Other	34	1,442	(87)
Changes in operating assets and liabilities	(8,313)	(9,715)	(24,212)
Net cash provided by operating activities	84,548	70,695	72,374
Plus:
Unused fee on revolving credit facility (2)	1,612	1,914	2,349
Excess tax benefit from subsidiary stock option exercise (1)	—	1,662	—
Successful acquisition expense	1,826	4,844	—
Integration services agreement (3)	3,500	1,000
Realized loss from foreign currency effect	2,561	—	—
Other	200	51	—
Changes in operating assets and liabilities	8,313	9,715	24,212
Less:
Changes in operating assets and liabilities	—	—	—
Payment on interest rate swap	2,007	2,008	—
Other	—	528	—
Maintenance capital expenditures: (4)
Compass Group Diversified Holdings LLC	—	—	—
Advanced Circuits	1,525	568	3,220
American Furniture (divested October 2015)	311	504	298
Arnold	2,618	3,078	2,839
CamelBak (divested August 2015)	1,295	2,492	815

Clean Earth	6,295	1,944	—
ERGObaby	1,543	912	1,504
FOX	—	2,381	3,932
Liberty	1,158	848	1,031
Manitoba Harvest	594	—	—
Sterno Products	1,928	126	—
Tridien	927	784	569
FOX CAD (5)	—	15,716	11,189
Estimated cash flow available for distribution and reinvestment	$82,359	$57,992	$73,538
Distribution paid in April 2015/2014/2013	$(19,548)	$(17,388)	$(17,388)
Distribution paid in July 2015/2014/2013	(19,548)	(17,388)	(17,388)
Distribution paid in October 2015/2014/2013	(19,548)	(17,388)	(17,388)
Distribution paid in January 2016/2015/2014	(19,548)	(19,548)	(17,388)
	$(78,192)	$(71,712)	$(69,552)

(1)	Represents the non-cash excess tax benefit at FOX related to the exercise of stock options.

(2)	Represents the commitment fees on the unused portion of our 2011 Revolving Credit Facility and 2014 Revolving Credit Facility.

(3)	Represents fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership, payable quarterly.

(4)
Represents maintenance capital expenditures that were funded from operating cash flow and excludes growth capital expenditures of approximately $1.0 million, $1.6 million and $7.5 million incurred during the years ended December 31, 2015, 2014 and 2013, respectively.

(5)
Represents FOX CAD subsequent to the IPO date. For the year ended December 31, 2014, the amount includes $24.2 million of EBITDA, less: $3.8 million of cash taxes, $1.9 million of management fees, $2.4 million of maintenance capital expenditures and $0.4 million of interest expense.

Earnings of certain of our businesses are seasonal in nature. Earnings from Liberty are typically lowest in the second quarter due to lower demand for safes at the onset of summer. Earnings from Clean Earth are typically lower during the winter months due to the limits on outdoor construction and dredging because of the colder weather in the Northeastern United States. Sterno Products typically has higher sales in the second and fourth quarter of each year, reflecting the outdoor summer season and the holiday season.

Related Party Transactions and Certain Transactions Involving our Businesses
We have entered into the following related party transactions with our Manager, CGM:

•	Management Services Agreement

•	LLC Agreement

•	Integration Services Agreement

•	Cost Reimbursement and Fees
Management Services Agreement
We entered into the MSA with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for us in exchange for a management fee paid quarterly and equal to 0.5% of our adjusted net assets. The management fee is required to be paid prior to the payment of any distributions to shareholders. For the years ended December 31, 2015, 2014 and 2013, we incurred $26.0 million, $22.2 million and $18.1 million, respectively, in management fees to CGM (excludes offsetting fees paid by CamelBak).
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
LLC Agreement
As distinguished from its provision of providing management services to us, pursuant to the amended MSA, members of CGM are owners of 53.6% of the Allocation Interests in us through their ownership in Sostratus LLC. The LLC agreement gives the holders of Allocation Interests the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Allocation Interest Holders are entitled to receive and as such can elect to receive the positive contribution-based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (Holding Event) and upon the sale of the business (Sale Event). During the year ended December 31, 2015, Holders were paid $14.6 million related to the sale of CamelBak and American Furniture (Sale Events) and $3.1 million related to the five year holding event for Ergobaby (Holding Event). During the year ended December 31, 2014, we paid $11.9 million to holders of the Allocation interests related to FOX's secondary offering (Sale Event). During the year ended December 31, 2013, we paid $5.6 million to the holders of Allocation Interests related to FOX’s positive contribution-based profit (Holding Event) and $16.0 million as a result of FOX’s sale of common stock to the public (Sale Event).

Certain persons who are employees and partners of the Manager, including the Company’s Chief Executive Officer and Chief Financial Officer, beneficially own 58.8% of the Allocation Interests, through Sostratus LLC, at December 31, 2015 and 2014. Of the remaining 41.2% non-voting ownership of the Allocation Interests, 5.0% is held by CGI Diversified Holdings LP, 5.0% is held by the Chairman of the Company’s Board of Directors, and the remaining 31.2% is held by the former founding partner of the Manager.
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
Integration Services Agreement

Manitoba Harvest, which was acquired in 2015, and the 2014 acquisitions entered into Integration Services Agreements ("ISA") with CGM.  The ISA provides for CGM to provide services for Manitoba Harvest and the 2014 acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, including the retention of independent board members to serve on their board of directors, implement compliance and reporting requirements of the Sarbanes-Oxley Act and align the acquired entity's policies and procedures with our other subsidiaries.  Each ISA is for the twelve month period subsequent to the acquisition and is payable quarterly.  Clean Earth paid CGM $2.5 million and Sterno Products paid CGM $1.5 million under the agreements.  Manitoba Harvest will pay CGM $1.0 million under the agreement. During the year ended December 31, 2015, Manitoba Harvest incurred $0.5 million in integration service fees, Clean Earth incurred $1.9 million in integration service fees, and Sterno Products incurred $1.1 million in integration service fees. During the year ended December 31, 2014, Clean Earth incurred $0.6 million in integration services fees, and Sterno Products incurred $0.4 million.

Cost Reimbursement and Fees
We reimbursed CGM approximately $3.5 million, $4.5 million and $3.5 million, principally for occupancy and staffing costs incurred by CGM on our behalf during the years ended December 31, 2015, 2014 and 2013, respectively.

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

The following table reflects the 2015 activity from our investment in FOX (in thousands):

2015
Balance January 1, 2015	$245,214
Mark-to-market adjustment - March 31, 2015	(13,447)
Balance March 31, 2015	$231,767
Mark-to-market adjustment - June 30, 2015	11,181
Balance at June 30, 2015	$242,948
Mark-to market adjustment - September 30, 2015	11,784
Balance at September 30, 2015	$254,732
Mark-to-market adjustment - December 31, 2015	(4,985)
Balance at December 31, 2015	$249,747
Our businesses had the following significant related party transactions during 2015:
FOX

In September 2014, the Company and FOX entered into an agreement for the provision of services to FOX for assistance in complying the Sarbanes-Oxley Act of 2002, as amended (the “Services Agreement”). The Services Agreement can be terminated by either party at any time, or will terminate on March 31, 2016. A statement of work was agreed to in connection with the Service Agreement, which provides that the Company’s internal audit team will assist FOX with various tasks, including, but not limited to, the development of internal control policies and procedures, risk and control matrices and the evaluation of internal controls. Services provided in accordance with the Services Agreement are billed on a time and materials basis. Fees for services provided in 2015 were approximately $135,000.
In January 2014, FOX hired the son-in-law of our Chairman to be its Vice-President of Business Development.
Tridien
Tridien leases their facility in Coral Springs, FL from a relative of a noncontrolling shareholder of Tridien. The term of the lease is through October 2017. Tridien paid rent under the lease of $0.4 million in fiscal 2015.
Liberty
During the year ended December 31, 2015, Liberty purchased approximately $3.3 million in raw materials from two vendors who are related parties to two of the executive officers of Liberty via the employment of family members at the vendors.

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
The table below summarizes the payment schedule of our contractual obligations at December 31, 2015 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$404,374	$19,363	$42,320	$40,768	$301,923
Operating lease obligations (b)	68,512	11,320	18,755	11,098	27,339
Purchase obligations (c)	277,094	192,215	42,454	42,425	—
Total (d)	$749,980	$222,898	$103,529	$94,291	$329,262

(a)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Revolving Credit Facility and Term Loan Facility.

(b)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties.

(c)
Reflects non-cancelable commitments as of December 31, 2015, including: (i) shareholder distributions of $78.2 million, (ii) estimated management fees of $21.2 million per year over the next five years and; (iii) other obligations, including amounts due under employment agreements. Distributions to our shareholders are approved by our board of directors each fiscal quarter. The amount approved for future quarters may differ from the amount included in this schedule.

(d)
The contractual obligation table does not include approximately $0.4 million in liabilities associated with unrecognized tax benefits as of December 31, 2015 as the timing of the recognition of this liability is not certain. The amount of the liability is not expected to significantly change in the next twelve months.

Critical Accounting Estimates
The following discussion relates to critical accounting estimates for the Company, the Trust and each of our businesses at December 31, 2015.
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
Revenue Recognition
We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. Provisions for customer returns and other allowances based on historical experience are recognized at the time the related sale is recognized. Revenue from the Company's Clean Earth business is recognized as services are rendered, generally when material is received at Clean Earth's facilities, and is recorded as "service revenue" in the accompanying consolidated statement of operations.
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
Annual goodwill and indefinite lived intangible assets impairment testing

Goodwill represents the excess amount of the purchase price over the fair value of the assets acquired. Our goodwill and indefinite lived intangible assets are tested for impairment on an annual basis as of March 31st, and if current events or circumstances require, on an interim basis. Goodwill is allocated to various reporting units, which are generally an operating segment or one level below the operating segment. Each of our businesses represents a reporting unit except Arnold, which is comprised of three reporting units, and each reporting unit was included in our annual impairment test at March 31, 2015, with the exception of Tridien, which was tested for impairment in January 2015 as a result of a triggering event.

We use a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment testing. The qualitative factors we consider include, in part, the general macroeconomic environment, industry and market specific conditions for each reporting unit, financial performance including actual versus planned results and results of relevant prior periods for operating income, net income and adjusted EBITDA, operating costs and cost impacts, as well as issues or events specific to the reporting unit. At March 31, 2015, we determined that Liberty ($32.8 million of goodwill) and two of the three reporting units at Arnold, PMAG ($40.4 million of goodwill) and Flexmag ($4.8 million of goodwill), required further quantitative testing (step 1) because we could not conclude that the fair value of the reporting units exceeds their carrying value based on qualitative factors alone. For the reporting units that were tested qualitatively, the results of the qualitative analysis indicated that the fair value of those reporting units exceeded their carrying value. Liberty had experienced a significant increase in product demand during 2013, which subsided in 2014 as retail chains had overbought inventory in late 2013, resulting in depressed sales throughout 2014. As a result, we determined that the Liberty operating segment required quantitative testing of goodwill. For PMAG and Flexmag, the actual financial performance of these reporting units as well as current industry trends resulted in the quantitative testing of goodwill.

In the first step of the goodwill impairment test, we compare the fair value of each reporting unit to its carrying amount. We estimate the fair value of our reporting units using either an income approach or a market approach, or, where applicable, a weighting of the two methods. Under the income approach, we estimate the fair value of a reporting unit based on the present value of future cash flows. Cash flow projections are based on Management's estimate of revenue growth rates and operating margins and take into consideration industry and market conditions as well as company specific economic factors. The discount rate used is based on the weighted average cost of capital adjusted for the relevant risk associated with the business specific characteristics and the uncertainty associated with the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimate fair value based on market multiples of revenue and earnings derived from comparable public companies with operating and investment characteristics that are similar to the report unit. We weigh the fair value derived from the market approach depending on the level of comparability of these public companies to the reporting unit. When market comparables are not meaningful or available, we estimate the fair value of the reporting unit using only the income approach. For the step 1 quantitative impairment test at Liberty, we utilized both the income approach and the market approach, with a 50% weighting assigned to each method. The weighted average cost of capital used in the income approach at Liberty was 13.8%. For the step 1 quantitative impairment test at the PMAG and Flexmag reporting units of Arnold, we used only an income approach as we determined that the guideline public company comparables for both units were not representative of these reporting units' markets. In the income approach, we used a weighted average cost of capital of 13.6% for PMAG and 14.6% for Flexmag. Results of the quantitative testing of the Liberty reporting unit and Arnold's PMAG and Flexmag reporting units indicated that the fair value of these reporting units exceeded their carrying value by 35%, 102% and 60%, respectively.

In connection with the annual goodwill impairment testing, we test other indefinite-lived intangible assets (trade names) at our reporting units. We are permitted to make a qualitative assessment of whether it is more likely than not that the fair value of an individual reporting unit's indefinite lived assets exceeds its carrying amount before applying a quantitative analysis. If a company concludes that it is not more likely than not that the fair value of a reporting unit’s indefinite-lived assets exceeds its carrying amount it is not required to perform a quantitative test for that reporting unit. At March 31, 2015 we elected to use the qualitative assessment alternative to test indefinite-lived assets for impairment for each of our reporting units that record indefinite lived assets. At that time it was determined that the fair value of indefinite lived assets at each of our reporting units exceeded its carrying amount.
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
The contract with the aforementioned customer expired during the fourth quarter of 2015. This customer represented 25% of Tridien's sales in 2015. During 2015, Tridien also recorded approximately $2.0 million in nonrecurring expenses related to legal fees and warranty claims that negatively effected the operating results, resulting in Tridien failing the fixed charge ratio covenant associated with their inter-company loan with the Company. We expect to issue a waiver to Tridien related to the fixed charge covenant failure. We expect that we will perform Step 1 goodwill testing for Tridien as of the date of our annual impairment testing in 2016.
Allowance for Doubtful Accounts
We record an allowance for doubtful accounts on an entity-by-entity basis with consideration for historical loss experience, customer payment patterns and current economic trends. The Company reviews the adequacy of the allowance for doubtful accounts on a periodic basis and adjusts the balance, if necessary. The determination of the adequacy of the allowance for doubtful accounts requires significant judgment by management. The impact of either over or under estimating the allowance could have a material effect on future operating results. The consolidated allowance for doubtful accounts is approximately $3.6 million at December 31, 2015.
Deferred Tax Assets

Several of our majority owned subsidiaries have deferred tax assets recorded at December 31, 2015 which in total amount to approximately $15.2 million. This deferred tax asset is net of $4.5 million of valuation allowance primarily associated with Tridien’s inability to utilize loss carryforwards associated with impairments in 2013. These deferred tax assets are comprised primarily of reserves not currently deductible for tax purposes. The temporary differences that have resulted in the recording of these tax assets may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Realization of the deferred tax assets is dependent on generating sufficient future taxable income. Based upon the expected future results of operations, we believe it is more likely than not that we will generate sufficient future taxable income to realize the benefit of existing temporary differences, although there can be no assurance of this. The impact of not realizing these deferred tax assets would result in an increase in income tax expense for such period when the determination was made that the assets are not realizable. (Refer to Note L – “Income taxes" in the notes to consolidated financial statements.)
Profit Allocation Interests
At the time of our Initial Public Offering, we issued Allocation Interests governed by our LLC agreement that entitle the holders (the "Holders") to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The Holders are entitled to receive and as such can elect to receive the positive contribution based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (Holding Event) and upon the sale of that business (Sale Event). During the year ended December 31, 2015, Holders were paid $14.6 million related to the sale of CamelBak and American Furniture (Sale Events) and $3.1 million related to the five year holding event for Ergobaby (Holding Event). During the year ended December 31, 2014, Holders were paid $11.9 million related to a secondary offering completed by FOX in July 2014 (Sale Event). During the year ended December 31, 2013, Holders were paid $5.6 million related to FOX’s positive contribution-based profit (Holding Event) and $16.0 million as a result of FOX’s sale of common stock to the public (Sale Event).  We account for the payments of profit allocation to the Holders as dividends declared on Allocation Interests to stockholders' equity once they are approved by our Board of Directors.
Prior to July 2013, the Holders had the right to cause us to purchase the allocation interests in accordance with the Supplemental Put Agreement upon occurrence of certain events at an amount equal to the fair value of the profit allocation which was determined using a model that multiplied trailing twelve-month EBITDA for each business unit by an estimated enterprise value multiple to determine an estimated selling price of the business unit (the "Supplemental Put Obligation"). We recorded the amount of the Supplemental Put Obligation as a liability in our consolidated balance sheet, and increases or decreases in this obligation as well as payments made upon a Sale Event or Holding Event, through the consolidated statement of operations. The Supplemental Put Agreement was terminated in July 2013, and we derecognized the liability associated with the Supplemental Put liability which resulted in Supplemental Put reversal of $46.0 million on the consolidated statement of operations during the year ended December 31, 2013.
Recent Accounting Pronouncements
Refer to "Note B - Summary of Significant Accounting Policies" to our consolidated financial statements.

ITEM 7A. – Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
At December 31, 2015, we were exposed to interest rate risk primarily through borrowings under our 2014 Credit Facility because borrowings under this agreement are subject to variable interest rates. We had $320.1 million outstanding under the 2014 Term Loan Facility at December 31, 2015. We have entered into two interest rate swaps as of December 31, 2015. On October 30, 2011, we purchased a three-year interest rate swap with a notional amount of $200 million that is effective January 1, 2011 through March 31, 2016. This swap requires us to pay interest on the notional amount at the rate of 2.49% in exchange for the three-month LIBOR rate, with a floor of 1.5%. On September 16, 2014, we purchased an interest rate swap with a notional amount of $220 million. This swap is effective April 1, 2016 through June 6, 2021, the termination date of our 2014 Term Loan, and requires us to pay interest at rates on the notional amount at 2.97% in exchange for the three-month LIBOR rate.
Interest on our Term Loan is subject to a LIBOR floor of 1.0% and three-month LIBOR is currently 61 basis points. We currently estimate that a 100 basis point increase in LIBOR would not have a material impact on our results of operations, cash flows or financial condition.
We expect to borrow under our Revolving Credit Facility in the future in order to finance our short term working capital needs and future acquisitions. These borrowings will be subject to variable interest rates.

Foreign Exchange Rate Sensitivity
During fiscal 2015, we acquired a Canadian subsidiary, Manitoba Harvest, and we are exposed to transactional foreign currency exposure related to the issuance of inter-company loans in the Canadian dollar, the functional currency of Manitoba Harvest. At December 31, 2015, the outstanding amount of inter-company loans with Manitoba Harvest was $47.1 million (C$65.3 million). We recognized foreign exchange losses of approximately $2.6 million during 2015 related to changes in the Canadian dollar subsequent to our acquisition of Manitoba Harvest in July 2015. A 10% decrease/ increase in the exchange rate would result in approximately $3.4 million additional expense/ income based on our current amount of intercompany loans outstanding. We also have translation exposure resulting from translating the financial statements of Manitoba Harvest into the U.S. Dollar.
Credit Risk
We are exposed to credit risk associated with cash equivalents, investments, and trade receivables. We do not believe that our cash equivalents or investments present significant credit risks because the counterparties to the instruments consist of major financial institutions and we manage the notional amount of contracts entered into with any one counterparty. Our cash and cash equivalents at December 31, 2015 consists principally of (i) treasury backed securities, (ii) insured prime money market funds, (iii) FDIC insured Certificates of Deposit, and (iv) cash balances in several non-interest bearing checking accounts. Substantially all trade receivable balances of our businesses are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. Although we have a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

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
NONE

ITEM 9A – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
(a) Management’s Evaluation of Disclosure Controls and Procedures.
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding require disclosure.
(b) Information with respect to Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended (the Exchange Act)). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework). Based on our assessment under the framework in Internal Control-Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The audited financial statements of the Company included in this annual report on 10-K include the results of acquisitions from their respective dates of acquisition. Management's assessment of internal control over financial reporting for the year ended December 31, 2015 does not include an assessment of Fresh Hemp Foods Ltd., a majority owned subsidiary of the Company that was acquired during the year ended December 31, 2015. The financial statements of Fresh Hemp Foods Ltd. reflect total assets and revenues constituting 10.4% and 2.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015. Refer to "Note C - Acquisition of Businesses" for a description of the acquisition of Fresh Hemp Foods Ltd. ("Manitoba Harvest").

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report that is included herein.
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

ITEM 9B. – OTHER INFORMATION
None

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our executive officers is incorporated herein by reference to information included in the Proxy Statement for our 2016 Annual Meeting of Shareholders.
Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for our 2016 Annual Meeting of Shareholders.
Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the Proxy Statement for our 2016 Annual Meeting of Shareholders.
Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the Proxy Statement for our 2016 Annual Meeting of Shareholders.

ITEM 11. – EXECUTIVE COMPENSATION
Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for our 2016 Annual Meeting of Shareholders.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for our 2016 Annual Meeting of Shareholders.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to such contractual relationships and independence is incorporated herein by reference to the information in the Proxy Statement for our 2016 Annual Meeting of Shareholders.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accounting fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for our 2016 Annual Meeting of Shareholders.

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

10.12
First Amendment to Credit Agreement dated June 29, 2015, by and among Compass Group Diversified Holdings LLC, the Lenders signatory thereto, U.S. Bank National Association and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the 8-K filed on July 2, 2015 (File No. 001-34927)).

10.13*
Second Amendment to Credit Agreement dated December 15, 2015, by and among Compass Group Diversified Holdings LLC, the Lenders signatory thereto, U.S. Bank National Association and Bank of America, N.A.

10.14
Sixth Amended and Restated Management Service Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of September 30, 2014 and originally effective as of May 16, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 7, 2014 (File No. 001-34927)).

10.15†
Employment Agreement dated July 11, 2013, between Compass Group Management LLC and Ryan J. Faulkingham (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 11, 2013 (File No. 001-34927)).

10.16
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

99.12
Stock Purchase Agreement dated as of June 5, 2015, by and among Fresh Hemp Foods Ltd., 1037270 B.C. Ltd., 1037269 B.C. Ltd., the Stockholders’ Representative and the Signing Stockholders (incorporated by reference to exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 8, 2015 (File No. 001-34927)).

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

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

Date: February 29, 2016	By:	/s/ Alan B. Offenberg
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

Signature	Title	Date

/s/ Alan B. Offenberg	Chief Executive Officer	February 29, 2016
Alan B. Offenberg	(Principal Executive Officer) and Director

/s/ Ryan J. Faulkingham	Chief Financial Officer	February 29, 2016
Ryan J. Faulkingham	(Principal Financial and Accounting Officer)

/s/ C. Sean Day	Director	February 29, 2016
C. Sean Day

/s/ D. Eugene Ewing	Director	February 29, 2016
D. Eugene Ewing

/s/ Harold S. Edwards	Director	February 29, 2016
Harold S. Edwards

/s/ Mark H. Lazarus	Director	February 29, 2016
Mark H. Lazarus

/s/ Gordon Burns	Director	February 29, 2016
Gordon Burns

/s/ James J. Bottiglieri	Director	February 29, 2016
James Bottiglieri

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS

Date: February 29, 2016	By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Regular Trustee

Compass Diversified Holdings
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTAL FINANCIAL DATA

Page Numbers
Historical Financial Statements:
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013	F-5
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013	F-6
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013	F-8
Notes to Consolidated Financial Statements	F-10

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Compass Diversified Holdings

We have audited the internal control over financial reporting of Compass Diversified Holdings (a Delaware Trust) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Fresh Hemp Foods Ltd., a majority owned subsidiary, whose financial statements reflect total assets and revenues constituting 10.4 and 2.2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015. As indicated in Management’s Report, Fresh Hemp Foods Ltd. was acquired during 2015. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Fresh Hemp Foods Ltd.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Compass Diversified Holdings

We have audited the accompanying consolidated balance sheets of Compass Diversified Holdings (a Delaware Trust) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compass Diversified Holdings and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
February 29, 2016

Compass Diversified Holdings
Consolidated Balance Sheets

(in thousands)	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$85,869	$21,946
Accounts receivable, less allowances of $3,608 at December 31, 2015 and $3,896 at December 31, 2014	114,320	118,852
Inventories	68,371	58,308
Prepaid expenses and other current assets	22,803	23,357
Current assets of discontinued operations	—	98,336
Total current assets	291,363	320,799
Property, plant and equipment, net	118,050	106,981
Equity method investment (refer to Note E)	249,747	245,214
Goodwill	398,488	353,634
Intangible assets, net	353,404	324,091
Deferred debt issuance costs, less accumulated amortization of $2,362 at December 31, 2015 and $1,233 at December 31, 2014	9,466	11,197
Other non-current assets	5,127	5,687
Non-current assets of discontinued operations	—	179,827
Total assets	$1,425,645	$1,547,430
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$50,403	$49,201
Accrued expenses	47,959	52,028
Due to related party	5,863	6,068
Current portion, long-term debt	3,250	3,250
Other current liabilities	9,004	6,311
Current liabilities of discontinued operations	—	24,373
Total current liabilities	116,479	141,231
Deferred income taxes	103,745	91,616
Long-term debt, less original issue discount	313,242	485,547
Other non-current liabilities	18,960	14,039
Non-current liabilities of discontinued operations	—	6,663
Total liabilities	552,426	739,096
Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 54,300 shares issued and outstanding at December 31, 2015 and 2014	825,321	825,321
Accumulated other comprehensive loss	(9,804)	(2,542)
Accumulated earnings (deficit)	10,567	(55,348)
Total stockholders’ equity attributable to Holdings	826,084	767,431
Noncontrolling interest	47,135	25,711
Noncontrolling interest of discontinued operations	—	15,192
Total stockholders’ equity	873,219	808,334
Total liabilities and stockholders’ equity	$1,425,645	$1,547,430
See notes to consolidated financial statements.

Compass Diversified Holdings
Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per share data)	2015	2014	2013
Net sales	$629,998	$635,489	$740,711
Service revenues	175,386	68,440	—
Total net revenues	805,384	703,929	740,711
Cost of sales	426,333	435,996	504,549
Cost of service revenues	125,178	48,753	—
Gross profit	253,873	219,180	236,162
Operating expenses:
Selling, general and administrative expense	146,957	138,032	125,694
Supplemental put reversal	—	—	(45,995)
Management fees	26,008	22,222	18,132
Amortization expense	30,529	24,842	20,601
Impairment expense	9,165	—	12,918
Operating income	41,214	34,084	104,812
Other income (expense):
Interest expense, net	(25,924)	(27,061)	(19,379)
Gain on equity method investment	4,533	11,029	—
Gain on deconsolidation of subsidiary (refer to Note E)	—	264,325	—
Amortization of debt issuance costs	(2,212)	(2,243)	(2,123)
Loss on debt extinguishment	—	(2,143)	(1,785)
Other expense, net	(2,315)	(594)	(123)
Income from continuing operations before income taxes	15,296	277,397	81,402
Provision for income taxes	14,974	5,092	18,518
Income from continuing operations	322	272,305	62,884
Income from discontinued operations, net of income tax	15,650	18,850	15,932
Gain on sale of discontinued operations, net of income tax	149,798	—	—
Net income	165,770	291,155	78,816
Less: Income from continuing operations attributable to noncontrolling interest	3,303	11,853	10,346
Less: Income from discontinued operations attributable to noncontrolling interest	629	467	406
Net income attributable to Holdings	$161,838	$278,835	$68,064
Amounts attributable to Holdings:
Income (loss) from continuing operations	$(2,981)	$260,452	$52,538
Income from discontinued operations, net of income tax	15,021	18,383	15,526
Income on sale of discontinued operations, net of income tax	149,798	—	—
Net income attributable to Holdings	$161,838	$278,835	$68,064
Basic and fully diluted income (loss) per share attributable to Holdings (refer to Note N)
Continuing operations	$(0.43)	$5.01	$0.73
Discontinued operations	3.04	0.37	0.32
	$2.61	$5.38	$1.05
Weighted average number of shares outstanding - basic and fully diluted	54,300	49,089	48,300
Cash distribution declared per share (refer to Note N)	$1.44	$1.44	$1.44
See notes to consolidated financial statements.

Compass Diversified Holdings
Consolidated Statements of Comprehensive Income

	Year ended December 31,
(in thousands)	2015	2014	2013
Net income	$165,770	$291,155	$78,816
Other comprehensive income (loss)
Foreign currency translation adjustments	(7,733)	(1,959)	612
Pension benefit liability, net	471	(1,276)	213
Total comprehensive income, net of tax	$158,508	$287,920	$79,641

See notes to consolidated financial statements.

Compass Diversified Holdings
Consolidated Statements of Stockholders’ Equity

(in thousands)	Number of Shares	Amount	Accumulated Deficit	Accum. Other Comprehensive Income (Loss)	Stockholders’ Equity Attrib. to Holdings	Non- Controlling Interest	Non-controlling Interest of Disc. Ops.	Total Stockholders’ Equity
Balance — January 1, 2013	48,300	$650,043	$(235,283)	$(132)	$414,628	$29,151	$12,433	$456,212
Net income (loss)	—	—	68,064	—	68,064	10,346	406	78,816
Total comprehensive income, net	—	—	—	825	825	—	—	825
Effect of subsidiary initial public offering (refer to Note E)	—	75,410	—	—	75,410	41,628	—	117,038
Distribution to noncontrolling interest holders	—	—	—	—	—	(3,090)	—	(3,090)
Distribution to Allocation Interest holders (refer to Note N)	—	—	(15,990)	—	(15,990)	—	—	(15,990)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	3,736	940	4,676
Distributions paid	—	—	(69,552)	—	(69,552)	—	—	(69,552)
Balance — December 31, 2013	48,300	$725,453	$(252,761)	$693	$473,385	$81,771	$13,779	$568,935
Net income	—	—	278,835	—	278,835	11,853	467	291,155
Total comprehensive income (loss), net	—	—	—	(3,235)	(3,235)	—	—	(3,235)
Issuance of Trust shares, net of offering costs	6,000	99,868	—	—	99,868	—		99,868
Effect of deconsolidation of subsidiary (refer to Note E)	—	—	(359)	—	(359)	(76,928)	—	(77,287)
Proceeds from Clean Earth noncontrolling interest holders	—	—	—	—	—	2,275	—	2,275
Distribution to Allocation Interest holders (refer to Note N)	—	—	(11,870)	—	(11,870)	—	—	(11,870)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	7,099	946	8,045
Effect of subsidiary stock option exercise	—	—	359	—	359	(359)	—	—
Distributions paid	—	—	(69,552)	—	(69,552)	—	—	(69,552)
Balance — December 31, 2014	54,300	$825,321	$(55,348)	$(2,542)	$767,431	$25,711	$15,192	$808,334
Net income	—	—	161,838	—	161,838	3,303	629	165,770
Total comprehensive income (loss), net	—	—	—	(7,262)	(7,262)	—	—	(7,262)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	3,172	564	3,736
Effect of subsidiary stock option exercise	—	—	—	—	—	500	—	500
Proceeds from Manitoba Harvest noncontrolling shareholders	—	—	—	—	—	7,638	—	7,638
Disposition of CamelBak	—	—	—	—	—	—	(16,101)	(16,101)
Disposition of American Furniture	—	—	—	—	—	—	(284)	(284)
Proceeds from Manitoba Harvest noncontrolling shareholders - HOCI	—	—	—	—	—	6,811	—	6,811
Distribution to Allocation Interest holders (refer to Note N)	—	—	(17,731)	—	(17,731)	—	—	(17,731)
Distributions paid	—	—	(78,192)	—	(78,192)	—	—	(78,192)
Balance — December 31, 2015	54,300	$825,321	$10,567	$(9,804)	$826,084	$47,135	$—	$873,219

See notes to consolidated financial statements.

Compass Diversified Holdings
Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$165,770	$291,155	$78,816
Income from discontinued operations	15,650	18,850	15,932
Gain on sale of discontinued operations	149,798	—	—
Net income from continuing operations	322	272,305	62,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	21,915	15,368	12,513
Amortization expense	33,612	26,886	20,604
Impairment expense	9,165	—	12,918
Amortization of debt issuance costs and original issue discount	2,883	3,125	3,366
Loss on debt extinguishment	—	2,143	1,785
Supplemental put expense (reversal)	—	—	(45,995)
Unrealized loss on interest rate swap	5,662	7,722	130
Noncontrolling stockholder stock based compensation	3,173	3,799	3,738
Net gain on deconsolidation of subsidiary - FOX	—	(264,325)	—
Gain on equity method investment	(4,533)	(11,029)	—
Excess tax benefit from subsidiary stock options exercised	—	(1,662)	—
Deferred taxes	(4,488)	(10,189)	(6,667)
Other	(3)	1,399	342
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	11,814	(10,522)	(14,458)
(Increase) decrease in inventories	(3,303)	13,232	(19,763)
(Increase) decrease in prepaid expenses and other current assets	398	14	(658)
Increase (decrease) in accounts payable and accrued expenses	(6,433)	(6,810)	14,049
Payment of profit allocation	—	—	(5,603)
Net cash provided by operating activities - continuing operations	70,184	41,456	39,185
Net cash provided by operating activities - discontinued operations	14,364	29,239	33,189
Net cash provided by operations	84,548	70,695	72,374
Cash flows from investing activities:
Acquisitions, net of cash acquired	(130,292)	(474,657)	(1,117)
Purchases of property and equipment	(16,588)	(10,799)	(16,319)
Proceeds from the FOX stock offering	—	65,528	80,913
Proceeds from sale of businesses	385,510	2,001	2,760
Payment of interest rate swap	(2,007)	(2,008)	—
Other investing activities	(104)	(381)	4,131
Net cash provided by (used in) investing activities - continuing operations	236,519	(420,316)	70,368
Net cash used in investing activities - discontinued operations	(2,639)	(4,437)	(4,082)
Net cash provided by (used in) investing activities	233,880	(424,753)	66,286

Cash flows from financing activities:
Proceeds from the issuance of Trust shares, net	—	99,868	—
Borrowings under credit facility	197,000	677,000	117,500
Repayments under credit facility	(369,975)	(426,275)	(106,275)
Distributions paid	(78,192)	(69,552)	(69,552)
Net proceeds provided by noncontrolling shareholders	14,949	4,025	36,122
Distributions paid to noncontrolling shareholders - Allocation Interests	(17,731)	(11,870)	(19,081)
Debt issuance costs	(440)	(7,370)	(2,697)
Excess tax benefit on stock-based compensation	—	1,662	—
Other	32	(2,001)	(139)
Net cash (used in) provided by financing activities	(254,357)	265,487	(44,122)
Foreign currency impact on cash	(1,905)	(955)	450
Net increase (decrease) in cash and cash equivalents	62,166	(89,526)	94,988
Cash and cash equivalents — beginning of period (1)	23,703	113,229	18,241
Cash and cash equivalents — end of period	$85,869	$23,703	$113,229

(1) Includes cash from discontinued operations of $1.8 million at January 1, 2015, $2.6 million at January 1, 2014, and $2.0 million at January 1, 2013.

See notes to consolidated financial statements.

Compass Diversified Holdings
Notes to Consolidated Financial Statements
December 31, 2015

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
The Company is a controlling owner of eight businesses, or operating segments at December 31, 2015. The segments are as follows: The Ergo Baby Carrier, Inc. (“Ergobaby”), Liberty Safe and Security Products, Inc. (“Liberty Safe” or “Liberty”), Fresh Hemp Foods Ltd. ("Manitoba Harvest"), Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), AMT Acquisition Corporation (“Arnold” or “Arnold Magnetics”), Clean Earth Holdings, Inc. ("Clean Earth"), Candle Lamp Company, LLC (“Sterno” or "Sterno Products"), and Tridien Medical, Inc. (“Tridien”). The segments are referred to interchangeably as “businesses”, “operating segments” or “subsidiaries” throughout the financial statements. Refer to "Note F - Operating Segment Data" for further discussion of the operating segments. The Company also owns a non-controlling interest of approximately 41% in Fox Factory Holding Corp. (“FOX”) which is accounted for as an equity method investment. Compass Group Management LLC, a Delaware limited liability Company (“CGM” or the “Manager”), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a management services agreement (“MSA”).

Note B — Summary of Significant Accounting Policies
Accounting principles
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).
Basis of presentation
The results of operations for the years ended December 31, 2015, 2014 and 2013 represent the results of operations of the Company’s acquired businesses from the date of their acquisition by the Company, and therefore are not indicative of the results to be expected for the full year.
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
Discontinued Operations
The Company completed the sale of its majority owned subsidiary, CamelBak Products, LLC ("CamelBak") during the third quarter of 2015 and its majority owned subsidiary, American Furniture Manufacturing, Inc. ("AFM" or "American Furniture"), during the fourth quarter of 2015. As a result, the Company reported the results of operations of CamelBak and American Furniture as discontinued operations in the consolidated statements of operations for all periods presented. In addition, the assets and liabilities associated with these businesses have been reclassified as discontinued operations in the consolidated balance sheets as of December 31, 2014. Refer to "Note D - Discontinued Operations" for additional information. Unless otherwise indicated, the disclosures accompanying the consolidated financial statements reflect the Company's continuing operations.
Use of estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. It is possible that in 2016 actual conditions could be better or worse than anticipated when the Company developed the estimates and assumptions, which could materially affect the results of operations and financial position in the future. Such changes could result in future impairment of goodwill, intangibles and long-lived assets, inventory obsolescence, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other things. Actual results could differ from those estimates.
Profit Allocation Interests
At the time of the Company's Initial Public Offering, the Company issued Allocation Interests governed by the LLC agreement that entitle the holders (the "Holders") to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The Holders are entitled to receive and as such can elect to receive the positive contribution based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which the Company acquired a controlling interest in that business (Holding Event) and upon the sale of that business (Sale Event). Payments of profit allocation to the Holders are accounted for as dividends declared on Allocation Interests and recorded in stockholders' equity once they are approved by our Board of Directors.
Prior to July 2013, the Holders had the right to to cause the Company to purchase the allocation interests in accordance with the Supplemental Put Agreement upon occurrence of certain events at an amount equal to the fair value of the profit allocation which was determined using a model that multiplied trailing twelve-month EBITDA for each business unit by an estimated enterprise value multiple to determine an estimated selling price of the business unit (the "Supplemental Put Obligation"). The Company recorded the amount of the Supplemental Put Obligation as a liability in the consolidated balance sheet, and increases or decreases in this obligation as well as payments made upon a Sale Event or Holding Event, through the consolidated statement of operations. The Supplemental Put Agreement was terminated in July 2013, and the Company derecognized the liability associated with the Supplemental Put liability which resulted in Supplemental Put reversal of $46.0 million on the consolidated statement of operations during the year ended December 31, 2013. Prior to the termination of the Supplemental Put Agreement, the Company paid $5.6 million in 2013 related to a Holding Event of the FOX business. Since the FOX Holding Event in 2013 occurred prior to the termination of the Supplemental Put Agreement, the payment was accounted for as an expense in the consolidated statement of operations.
Revenue recognition
In accordance with authoritative guidance on revenue recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of the product or performance of services has occurred, the sellers price to the buyer is fixed and determinable, and collection is reasonably assured. Revenue is recognized upon shipment of product to the customer or performance of services for a customer, net of sales returns and allowances. Appropriate reserves are established for anticipated returns and allowances based on historical experience.Shipping and handling costs are charged to operations when incurred and are classified as a component of cost of sales. Taxes collected from customers and remitted to governmental authorities are presented on a net basis in the accompanying Consolidated Statements of Operations. Revenue is typically recorded at F.O.B. shipping point for all our businesses.
Service revenue
Revenue from the Company's Clean Earth business is recognized as services are rendered, generally when material is received at Clean Earth's facilities.
Cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2015 and 2014, the amount of cash and cash equivalents held by our subsidiaries in foreign bank accounts was $10.9 million and $4.9 million, respectively.

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
Inventories
Inventories consist of raw materials, work-in-process, manufactured goods and purchased goods acquired for resale. Inventories are stated at the lower of cost or market, determined on the first-in, first-out method. Cost includes raw materials, direct labor, manufacturing overhead and indirect overhead. Market value is based on current replacement cost for raw materials and supplies and on net realizable value for finished goods.
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

The ranges of useful lives are as follows:

Buildings and improvements	15 to 25 years
Machinery and equipment	2 to 25 years
Office furniture, computers and software	2 to 8 years
Leasehold improvements	Shorter of useful life or lease term
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
Fair value of financial instruments
The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short term nature. Term Debt with a carrying value of $316.5 million, net of original issue discount, at December 31, 2015 approximated fair value. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. If measured at fair value in the financial statements, the Term Debt would be classified as Level 2 in the fair value hierarchy.
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
Refer to "Note H - Goodwill and Intangible Assets" for the results of the annual impairment tests.
Deferred debt issuance costs
Deferred debt issuance costs represent the costs associated with the issuance of debt instruments and are amortized over the life of the related debt instrument.
Product Warranty Costs
The Company recognizes warranty costs based on an estimate of the amounts required to meet future warranty obligations. The Company accrues an estimated liability for exposure to warranty claims at the time of a product sale based on both current and historical claim trends and warranty costs incurred. Warranty reserves are included within "Accrued expenses" in the Company's consolidated balance sheets.
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
During the current year, the Company acquired a Canadian subsidiary, Manitoba Harvest, and is exposed to transactional foreign currency gains and losses related to the issuance of inter-company loans in the Canadian dollar, the functional currency of Manitoba Harvest. Foreign currency transactional gains and losses are included in the results of operations and are generally classified as Other Income (Expense). Foreign currency transaction losses of approximately $2.6 million were recognized during 2015 related to changes in the Canadian dollar subsequent to our acquisition of Manitoba Harvest.

Derivatives and hedging
The Company utilizes interest rate swaps (derivative) to manage risks related to interest rates on the term loan portion of their Credit Facility. The Company has not elected hedge accounting treatment for the existing interest rate derivatives entered into as part of the Credit Facility. Refer to "Note J - Debt" for more information on the Company’s Credit Facility.
Noncontrolling interest
Noncontrolling interest represents the portion of a majority-owned subsidiary’s net income that is owned by noncontrolling shareholders. Noncontrolling interest on the balance sheet represents the portion of equity in a consolidated subsidiary owned by noncontrolling shareholders.
Deferred income taxes
Deferred income taxes are calculated under the asset and liability method. Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes at the enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is expected to more likely than not be realized. Several of the Company’s majority owned subsidiaries have deferred tax assets recorded at December 31, 2015 which in total amount to approximately $15.2 million. This deferred tax asset is net of $4.5 million of valuation allowance primarily associated with Tridien. These deferred tax assets are comprised primarily of reserves not currently deductible for tax purposes. The temporary differences that have resulted in the recording of these tax assets may be used to offset taxable income in future periods, reducing the amount of taxes required to be paid. Realization of the deferred tax assets is dependent on generating sufficient future taxable income at those subsidiaries with deferred tax assets. Based upon the expected future results of operations, the Company believes it is more likely than not that those subsidiaries with deferred tax assets will generate sufficient future taxable income to realize the benefit of existing temporary differences, although there can be no assurance of this. The impact of not realizing these deferred tax assets would result in an increase in income tax expense for such period when the determination was made that the assets are not realizable.
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
The weighted average number of Trust shares outstanding for 2015 was computed based on 54,300,000 shares outstanding for the period from January 1st through December 31st. The weighted average number of Trust shares outstanding for fiscal 2014 was computed based on 48,300,000 shares outstanding for the period from January 1, 2014 through November 14, 2014 and 6,000,000 additional shares outstanding from November 14, 2014 through December 31, 2014 issued in connection with a public share offering. The weighted average number of Trust shares outstanding for fiscal 2013 was computed based on 48,300,000 shares outstanding for the period from January 1st through December 31st.
The Company did not have any stock option plans or any other potentially dilutive securities outstanding during the years ended December 31, 2015, 2014 and 2013.
Advertising costs
Advertising costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. Advertising costs were $11.9 million, $14.3 million and $13.5 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Research and development
Research and development costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. The Company incurred research and development expense of $4.4 million, $15.7 million and $16.0 million during the years ended December 31, 2015, 2014 and 2013, respectively.
Employee retirement plans
The Company and many of its segments sponsor defined contribution retirement plans, such as 401(k) plans. Employee contributions to the plan are subject to regulatory limitations and the specific plan provisions. The Company and its segments may match these contributions up to levels specified in the plans and may make additional discretionary contributions as determined by management. The total employer contributions to these plans were $1.6 million, $1.3 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company’s Arnold Magnetics subsidiary maintains a defined benefit plan for certain of its employees which is more fully described in "Note M - Defined Benefit Plan". Accounting guidelines require employers to recognize the overfunded or underfunded status of defined benefit pension and postretirement plans as assets or liabilities in their consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income.
Seasonality
Earnings of certain of the Company’s operating segments are seasonal in nature. Earnings from Liberty are typically lowest in the second quarter due to lower demand for safes at the onset of summer. Earnings from Clean Earth are typically lower in the winter months due to lower levels of construction and development activity in the Northeastern United States. Sterno Products typically has higher sales in the second and fourth quarter of each year, reflecting the outdoor summer season and the holiday season.
Stock based compensation
The Company does not have a stock based compensation plan; however, certain of the Company’s subsidiaries maintain stock based compensation plans. During the years ended December 31, 2015, 2014 and 2013, $3.2 million, $3.8 million, and $3.7 million of stock based compensation expense was recorded to each expense category that included related salary expense in the consolidated statements of operations. As of December 31, 2015, the amount to be recorded for stock-based compensation expense in future years for unvested options is approximately $11.0 million.

New Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued an accounting standard update related to the accounting for leases which will require an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The standard update offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, the new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires modified retrospective adoption, with early adoption permitted. Accordingly, this standard is effective for the Company on January 1, 2019. The Company is in the process of evaluating the future impact of the new standard on our consolidated financial statements.

In November 2015, the FASB issued an accounting standard update to simplify the presentation of deferred taxes by requiring companies to classify all deferred tax assets and liabilities, along with any related valuation allowances, as noncurrent on the balance sheet. Adoption of this standard is required for annual periods beginning after December 15, 2016 and early adoption is permitted. The Company intends to early adopt this guidance, effective for interim reporting periods beginning in 2016. At December 31, 2015, the Company had $6.1 million classified as current deferred tax assets, and no amount classified as current deferred tax liabilities.

In September 2015, the FASB issued an accounting standard to simplify the accounting for measurement period adjustments in connection with business combinations by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard update is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Accordingly, the standard is effective for the Company on January 1, 2016. The standard update is to be applied prospectively to adjustments of provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued an accounting standard update intended to simplify the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. The new guidance applies only to inventory that is determined by methods other than last-in-first-out and the retail inventory method. The guidance is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption of the guidance is permitted. The Company does not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued an accounting standard update intended to simplify the presentation of debt issuance costs in the balance sheet. The new guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Accordingly, the standard is effective for the Company on January 1, 2016. The Company does not expect the adoption of this standard to have a material impact on our consolidated financial statements. At December 31, 2015, the total net deferred financing cost is $9.5 million, which will be presented as a reduction of the associated debt effective January 1, 2016 in the consolidated balance sheet.

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

Headquartered in Winnipeg, Manitoba, Manitoba Harvest is a branded, hemp-based food seller. Manitoba Harvest’s products are currently carried in approximately 7,000 retail stores across the U.S. and Canada. The Company’s hemp-exclusive, 100% all-natural product lineup includes hemp hearts, hemp oil and protein powder.

The Company made loans to and purchased an 87% controlling interest in Manitoba Harvest. The purchase price, including proceeds from noncontrolling interest, was approximately $102.7 million (C$130.3 million). The Company funded its portion of the acquisition price through drawings on its 2014 Revolving Credit Facility. Manitoba Harvest management and a minority shareholder invested in the transaction along with the Company representing approximately 13% initial noncontrolling interest on a primary basis. The fair value of the noncontrolling interest was determined based on enterprise value of the acquired entity multiplied by the ratio number of shares acquired by the minority shareholders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of Manitoba Harvest. CGM will receive integration services fees of $1.0 million which is payable quarterly during the twelve month period subsequent to acquisition as services are rendered.

The results of operations of Manitoba Harvest have been included in the consolidated results of operations since the date of acquisition. Manitoba Harvest's results of operations are reported as a separate operating segment. The table below provides the recording of assets acquired and liabilities assumed as of the acquisition date.

Manitoba Harvest
(in thousands)
Amounts Recognized as of Acquisition Date
Assets:
Cash	$164
Accounts receivable	3,787
Inventory (1)	8,743
Property, plant and equipment	8,203
Goodwill	37,882
Intangible assets	63,687
Other current and noncurrent assets	986
Total assets	$123,452

Liabilities and noncontrolling interest:
Current liabilities	3,267
Deferred tax liabilities	16,593
Other liabilities	23,332
Noncontrolling interest	7,638
Total liabilities and noncontrolling interest	$50,830

Net assets acquired	$72,622
Noncontrolling interest	7,638
Intercompany loans to business	23,593
$103,853
Acquisition Consideration
Purchase price	$104,437
Working capital adjustment	(584)
Total purchase consideration	$103,853
Less: Transaction costs	(1,145)
Purchase price, net	$102,708

(1) Includes $3.1 million of step-up in the basis of inventory, which was charged to cost of goods sold during 2015.

The Company incurred $1.1 million of transaction costs in conjunction with the acquisition of Manitoba Harvest during the year ended December 31, 2015 which are included in selling, general and administrative expenses in the consolidated statements of operations. The goodwill of $37.9 million, which is not expected to be deductible for tax purposes, reflects the strategic fit of Manitoba Harvest into the Company's branded products businesses.

The values assigned to the identified intangible assets were determined by discounting estimated future cash flows associated with these assets to their present value. The intangible assets recorded in connection with the Manitoba Harvest acquisition are as follows (in thousands):

Intangible assets	Amount	Estimated Useful Life
Tradename	$13,005	Indefinite
Technology and processes	9,616	10 years
Customer relationships	41,066	15 years
	$63,687

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
The Company made loans to and purchased a 98% controlling interest in Clean Earth. The purchase price, including proceeds from noncontrolling interest, was approximately $251.4 million. The Company funded its portion of the acquisition through drawings on its 2014 Revolving Credit Facility and cash on hand. Clean Earth management invested in the transaction along with the Company representing an approximate 2% initial noncontrolling interest on a primary and fully diluted basis. In addition to its equity investment in Clean Earth, the Company provided loans totaling approximately $146.3 million to Clean Earth as part of the transaction. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction is accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and continued to provide integration services during the first year of the Company's ownership of Clean Earth. CGM received integration service fees of $2.5 million which were payable quarterly as services were rendered beginning in the quarter ending December 31, 2014.
The results of operations of Clean Earth have been included in the consolidated results of operations since the date of acquisition. Clean Earth's results of operations are reported as a separate operating segment. The table below provides the recording of assets acquired and liabilities assumed as of the acquisition date. The purchase price for Clean Earth was finalized during the first quarter of 2015 when the Company recorded an adjustment of $1.1 million to record deferred tax amounts based on the state tax rate in effect for the states in which each of the intangible assets are utilized.

Clean Earth
(in thousands)
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

The Company incurred $1.9 million of transaction costs in conjunction with the Clean Earth acquisition for the year ended December 31, 2014, which is included in selling, general and administrative expense in the accompanying consolidated statements of operations. The goodwill of $109.7 million reflects the strategic fit of Clean Earth into the Company's niche industrial businesses. The goodwill will not be deductible for tax purposes.

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
	$135,939

Acquisition of Sterno Products
On October 10, 2014, the Company, through its wholly owned subsidiary business, Sternocandlelamp Holdings, Inc. (the “Purchaser”), entered into a membership interest purchase agreement (the “Sterno Purchase Agreement”) with Candle Lamp Holdings, LLC (the “Seller”), and Candle Lamp Company, LLC (“SternoCandleLamp”) pursuant to which the Purchaser acquired all of the issued and outstanding equity of Sterno (the “Acquisition”). Headquartered in Corona, California, Sterno is the leading manufacturer and marketer of portable food warming fuel and creative table lighting solutions for the foodservice industry. Sterno’s product line includes wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps. The purchase price was approximately $160.0 million. On a primary basis, CODI initially owns all of the common equity ownership in Sterno Products. In addition to its equity investment in Sterno Products, the Company provided loans totaling approximately $91.6 million to Sterno Products as part of the transaction. The transaction is accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and continued to provide integration services during the first year of the Company's ownership of Sterno Products. CGM received integration service fees of $1.5 million which was payable quarterly as services were rendered beginning in the quarter ending December 31, 2014.
The results of operations of Sterno Products have been included in the consolidated results of operations since the date of acquisition. Sterno's results of operations are reported as a separate operating segment. The table below provides the recording of assets acquired and liabilities assumed as of the acquisition date.

Sterno Products
(in thousands)
Amounts Recognized as of Acquisition Date
Assets:
Accounts Receivable (1)	$18,534
Inventory (2)	19,932
Property, plant and equipment (3)	18,004
Intangible assets	90,950
Goodwill	33,717
Other current and non-current assets	1,734
Total assets	$182,871
Liabilities:
Current liabilities	$20,120
Other liabilities	91,647
Total liabilities	$111,767

Net assets acquired	$71,104
Intercompany loans to business	91,647
$162,751

Acquisition Consideration
Purchase Price	$161,500
Working Capital Adjustment	1,251
Total purchase consideration	$162,751
Less: Transaction costs	(2,765)
Purchase price, net	$159,986

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

The Company incurred $2.8 million of transaction costs in conjunction with the Sterno acquisition for the year ended December 31, 2014, which is included in selling, general and administrative expense in the accompanying consolidated statements of operations. The goodwill of $33.7 million reflects strategic fit of Sterno Products into the Company's niche industrial businesses. The goodwill is expected to be deductible for tax purposes.

The values assigned to the identified intangible assets were determined by discounting the estimated future cash flows associated with these assets to their present value. The intangible assets preliminarily recorded in connection with the Sterno acquisition are as follows (in thousands):

Intangible assets	Amount	Estimated Useful Life
Customer Relationships	60,140	10 years
Trade name	30,810	Indefinite
	$90,950

Unaudited pro forma information
The following unaudited pro forma data for the years ended December 31, 2015 and 2014 gives effect to the acquisition of Manitoba Harvest, Clean Earth and Sterno Products, as described above, as if the acquisitions had been completed as of January 1, 2014, and the sale of CamelBak and AFM as if the dispositions had been completed as of January 1, 2014. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Year Ended December 31,
(in thousands)	2015	2014
Net revenues	$828,547	$939,707
Operating income	39,892	40,952
Net income from continuing operations	(1,941)	255,266
Net income from continuing operations attributable to Holdings	(5,320)	243,629
Basic and fully diluted net income per share attributable to Holdings	(0.48)	4.67

Other acquisitions
Manitoba Harvest
On December 15, 2015, the Company's Manitoba Harvest subsidiary completed the acquisition of Hemp Oil Canada, Inc. (HOCI), for a purchase price of $30.8 million (C$42.0 million). HOCI is a bulk wholesale producer, private label packager and custom processor of hemp food product ingredients, located in Ste. Agathe, Manitoba. Manitoba Harvest incurred $0.4 million (C$0.5 million) of acquisition related costs for the HOCI acquisition which are recorded in selling, general and administrative expenses in the consolidated results of operation for the year ending December 31, 2015. The purchase price is subject to standard working capital adjustments. In connection with the acquisition of HOCI, certain of the selling shareholders of HOCI invested $6.8 million (C$9.3 million) in Manitoba Harvest in exchange for approximately 11% noncontrolling interest in Manitoba Harvest. The Company has not completed the preliminary allocation of the purchase price and has recorded the excess of the purchase price over the assets acquired as goodwill at December 31, 2015. The Company expects to finalize the purchase price allocation for HOCI during 2016 within the measurement period.

Clean Earth
On December 15, 2014, the Company's Clean Earth subsidiary completed the acquisition of American Environmental Services, Inc. ("AES"), for a purchase price of approximately $16.6 million. AES provides environmental services, managing hazardous and non-hazardous waste from off-site generators. AES has two fully permitted hazardous waste facilities located in Calvert City, Kentucky and Morgantown, West Virginia, serving industrial and government customers across the region. The acquisition expanded Clean Earth's customer base and geographic market penetration.

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
The net assets acquired in the acquisitions by FOX in 2014 and 2013 were included in the balance of FOX that was deconsolidated as a result of the Company's ownership in FOX falling to 41% in July 2014. Refer to "Note E - Equity Method Investment".

Note D — Discontinued Operations

Sale of CamelBak

On August 3, 2015, the Company sold its majority owned subsidiary, CamelBak, based on a total enterprise value of $412.5 million. The CamelBak purchase agreement contains customary representations, warranties, covenants and indemnification provisions, and the transaction is subject to customary working capital adjustments.

The Company received approximately $367.8 million in cash related to its debt and equity interests in CamelBak after payments to noncontrolling shareholders and payment of all transaction expenses. Under the terms of the LLC agreement, the Allocation Member has the right to defer a portion of the distribution for the CamelBak sale. The Allocation member deferred the profit allocation from the sale of CamelBak and the loss from the sale of American Furniture was used to net the calculation of the high water mark from the Camelback sale. The result was a net distribution of $14.6 million that was paid during the fourth quarter of 2015. (Refer to "Note N - Stockholders' Equity" for a discussion of the profit allocation paid as a result of the sale of CamelBak.) The Company recognized a gain of $164.0 million, net of tax, during 2015 as a result of the sale of CamelBak, which is subject to final settlement during 2016.

Summarized operating results for CamelBak for the previous years through the date of disposition were as follows (in thousands):

(in thousands)	For the period January 1, 2015 through disposition	Year ended December 31, 2014	Year ended December 31, 2013
Net sales	$96,519	$148,675	$139,943
Gross profit	41,415	62,672	61,355
Operating income	14,348	17,913	17,919
Income from continuing operations before income taxes	16,607	18,266	17,953
Provision for income taxes	5,010	3,144	2,198
Income from discontinued operations (1)	$11,597	$15,122	$15,755

(1) The results for the periods from January 1, 2015 through disposition, the year ended December 31, 2014 and the year ended December 31, 2013, exclude $5.4 million, $10.5 million and $11.7 million, respectively, of intercompany interest expense.

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

Summarized operating results for American Furniture for the previous years through the date of disposition were as follows (in thousands):

(in thousands)	For the period January 1, 2015 through disposition	Year ended December 31, 2014	Year ended December 31, 2013
Net sales	$122,420	$129,696	$104,885
Gross profit	11,613	11,817	8,314
Operating income	4,126	3,661	175
Income from continuing operations before income taxes	4,134	3,757	193
Provision for income taxes	81	28	13
Income from discontinued operations (1)	$4,053	$3,729	$180

(1) The results for the periods from January 1, 2015 through disposition, the year ended December 31, 2014 and the year ended December 31, 2013, exclude $1.5 million, $2.2 million and $1.9 million, respectively, of intercompany interest expense.

The following table presents summary balance sheet information of the CamelBak and American Furniture businesses held for sale as of December 31, 2014 (in thousands):

	December 31, 2014
	CamelBak	American Furniture	Total
Assets:
Cash	$975	$781	$1,756
Accounts receivable, net	22,492	16,191	38,683
Inventories	27,511	25,395	52,906
Prepaid expenses and other current assets	4,627	364	4,991
Current assets held for sale	$55,605	$42,731	$98,336
Property, plant and equipment, net	7,987	903	8,890
Goodwill	5,546	—	5,546
Intangible assets, net	162,761	368	163,129
Other non-current assets	2,262	—	2,262
Noncurrent assets held for sale	$178,556	$1,271	$179,827
Liabilities:
Accounts payable	6,431	6,468	12,899
Accrued expenses and other current liabilities	9,834	1,640	11,474
Current liabilities held for sale	$16,265	$8,108	$24,373
Deferred income taxes	6,115	—	6,115
Other noncurrent liabilities	548	—	548
Noncurrent liabilities held for sale	$6,663	$—	$6,663
Noncontrolling interest of discontinued operations	$14,932	$260	$15,192

Note E — Equity Method Investment
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
The following table details the amounts recorded in the consolidated statement of stockholders’ equity during the year ended December 31, 2013 as a result of the FOX IPO (in thousands):

	Trust Shares	NCI	Total
Effect of FOX IPO proceeds	$73,421	$36,125	$109,546
Effect of FOX IPO proceeds on NCI (1)	—	7,492	7,492
Effect of FOX IPO on majority trust shares (2)	1,989	(1,989)	—
	$75,410	$41,628	$117,038

(1)	Represents the effect on noncontrolling shareholders resulting from the Company’s proceeds from the FOX IPO, as determined based on the proportionate interest of the carrying value of FOX.

(2)	Represents the majority ownership effect on the Company resulting from the FOX IPO.

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

As a result of the deconsolidation of FOX subsequent to the FOX Secondary Offering, the Company recognized a total gain of approximately $264.3 million. The $264.3 million gain on the deconsolidation of FOX was comprised of a gain related to the retained interest in FOX of $188.0 million that was calculated based on the fair value of the Company's retained interest of approximately 41% in FOX less the retained interest in the net assets of FOX as of the date of consolidation, and $76.2 million related to the sold interest in FOX. Subsequent to the sale of the shares in the FOX Secondary Offering, the Company owns approximately 15.1 million shares of FOX common stock.

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

The following table reflects the year to date activity from our investment in FOX for 2015 and 2014 from the date of deconsolidation (in thousands):

	Year ended December 31,
	2015	2014
Balance January 1st	$245,214	$—
Effect of deconsolidation	—	234,185
Gain on investment	4,533	11,029
Balance December 31st	$249,747	$245,214

The results of operations and balance sheet information of the Company's FOX investment are summarized below:

Condensed Income Statement information:
	Year ended December 31,
	2015	2014 (1)
Net revenue	$366,798	$306,734
Gross profit	112,042	94,420
Operating income	35,344	34,623
Net income	24,954	27,686

Condensed Balance Sheet information:
	December 31, 2015	December 31, 2014
Current assets	$131,941	$112,609
Non-current assets	146,556	145,828
	$278,497	$258,437

Current liabilities	$74,017	$60,825
Non-current liabilities	52,220	68,806
Stockholders' equity	152,260	128,806
	$278,497	$258,437

(1) The condensed income statement information included in the table above for 2014 reflects Fox's results of operations for the full fiscal year ending December 31, 2014. FOX's results of operations for the period from January 1, 2014 through July 10, 2014, the date of deconsolidation, are included in the results of operations of the Company for the year ending December 31, 2014.

The following table summarizes FOX's results of operations that are included in the Company's consolidated results of operations for the period from January 1, 2014 through July 10, 2014, the date of deconsolidation, and for the year ended December 31, 2013 (in thousands):

	Year ended December 31,
	2014	2013
Net revenue	$149,995	$272,746
Gross profit	46,294	80,129
Operating income	17,294	38,781
Net income	15,047	24,102

Arnold Magnetics Joint Venture
Arnold Magnetics is a 50% partner in a China rare earth mine-to-magnet joint venture. Arnold Magnetics accounts for its activity in the joint venture utilizing the equity method of accounting. Gains and losses from the joint venture were not material for the years ended December 31, 2015, 2014 and 2013.

Note F — Operating Segment Data
At December 31, 2015, the Company had eight reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products from which each segment derives its revenues is as follows:

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

•
Manitoba Harvest is a pioneer and leader in the manufacture and distribution of branded, hemp based food products. Manitoba Harvest’s products, which include Hemp Hearts™, Hemp Heart Bites™, Hemp Heart Bars™, and Hemp protein powders, are currently carried in over 7,000 retail stores across the U.S. and Canada. Manitoba Harvest is headquartered in Winnipeg, Manitoba.

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

•
Sterno Products is a manufacturer and marketer of portable food warming fuel and creative table lighting solutions for the food service industry. Sterno's products include wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps. Sterno Products is headquartered in Corona, California.

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

A disaggregation of the Company’s consolidated revenue and other financial data for the years ended December 31, 2015, 2014 and 2013 is presented below (in thousands):

	Year ended December 31,
Net sales of operating segments	2015	2014	2013
Ergobaby	$86,506	$82,255	$67,340
FOX	—	149,995	272,746
Liberty	101,146	90,149	126,541
Manitoba Harvest	17,423	—	—
ACI	87,532	85,918	87,406
Arnold Magnetics	119,994	123,205	126,606
Clean Earth	175,386	68,440	—
Sterno Products	139,991	36,713	—
Tridien	77,406	67,254	60,072
Total	805,384	703,929	740,711
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—	—
Total consolidated revenues	$805,384	$703,929	$740,711
Geographic Information
International Revenues
Revenues from geographic locations outside the United States were material for the following segments: Ergobaby, Manitoba Harvest, Arnold and Sterno Products, in each of the periods presented. Revenue attributable to Canada represented approximately 14.6% of total international revenue in 2015. Revenue attributable to any other individual foreign country is not material in 2015. Revenue attributable to any individual foreign countries was not material in 2014 or 2013. The international revenues from FOX in 2014 are for the period from January 1, 2014 through July 10, 2014, the date of deconsolidation. There were no significant inter-segment transactions.

	Year ended December 31,
International revenues	2015	2014	2013
Ergobaby	$48,237	$46,702	$40,322
FOX	—	79,306	176,633
Manitoba Harvest	8,733	—	—
Arnold Magnetics	44,187	55,591	61,406
Sterno Products	3,575	2,137	—
Total international revenues	$104,732	$183,736	$278,361

Identifiable Assets

The acquisition of Manitoba Harvest in July 2015 and HOCI in December 2015 resulted in identifiable assets located internationally in Canada. At December 31, 2015, Manitoba Harvest had $148.1 million in total assets, including $17.6 million of property, plant and equipment.

	Year ended December 31,
Profit (loss) of operating segments (1)	2015	2014	2013
Ergobaby	$22,157	$18,147	$12,616
FOX	—	17,292	38,781
Liberty	11,858	(2,717)	12,458
Manitoba Harvest (2)	(6,150)	—	—
ACI	24,144	22,455	22,945
Arnold Magnetics	7,584	7,095	8,914
Clean Earth (3)	11,013	2,737	—
Sterno Products (4)	13,200	(1,810)	—
Tridien (5)	(8,703)	2,191	(10,227)
Total	75,103	65,390	85,487
Reconciliation of segment profit to consolidated income (loss) from continuing operations before income taxes:
Interest expense, net	(25,924)	(27,061)	(19,379)
Other income (expense), net	(2,315)	(594)	(123)
Gain on equity method investment	4,533	11,029	—
Corporate and other (6)	(36,101)	228,633	15,417
Total consolidated income (loss) from continuing operations before income taxes	$15,296	$277,397	$81,402

(1)	Segment profit (loss) represents operating income (loss).

(2)
Results from the year ended December 31, 2015 include $1.1 million of acquisition related costs in connection with the acquisition of Manitoba Harvest, $0.4 million acquisition related costs in connection with Manitoba Harvest's acquisition of HOCI, $3.1 million of cost of goods sold expense related to the amortization of the step-up in inventory basis resulting from the purchase price allocation of Manitoba Harvest, and $0.5 million in integration service fees paid to CGM.

(3)
The year ended December 31, 2014 includes $1.9 million of acquisition related costs incurred in connection with the acquisition of Clean Earth, and $0.6 million in integration service fees paid to CGM. The year ended December 31, 2015 includes $1.9 million in integration service fees paid to CGM.

(4)
The year ended December 31, 2014 includes $2.8 million of acquisition related costs incurred in connection with the acquisition of Sterno, $2.0 million of cost of goods sold expense related to the amortization of the step-up in inventory basis resulting from the purchase price allocation of Sterno, and $0.4 million in integration service fees paid to CGM. The year ended December 31, 2015 includes $1.1 million in integration service fees paid to CGM.

(5)
Includes $12.9 million of goodwill and intangible assets impairment charges during the year ended December 31, 2013 and $9.2 million of impairment charges during the year ended December 31, 2015. See Note H - Goodwill and Other Intangible Assets.

(6)
Primarily relates to the gain on the deconsolidation of FOX during 2014, the supplemental put reversal as a result of termination of the MSA during 2013, and management fees expensed and payable to CGM.

Accounts receivable	December 31, 2015	December 31, 2014
Ergobaby	$8,076	$9,671
Liberty	12,941	11,376
Manitoba Harvest	5,512	—
ACI	5,946	5,730
Arnold Magnetics	15,083	15,664
Clean Earth	42,291	52,059
Sterno Products	19,508	21,113
Tridien	8,571	7,135
Total	117,928	122,748
Reconciliation of segment to consolidated totals:
Corporate and other	—	—
Total	117,928	122,748
Allowance for doubtful accounts	(3,608)	(3,896)
Total consolidated net accounts receivable	$114,320	$118,852

	Identifiable Assets		Depreciation and Amortization
	December 31		Year ended December 31,
	2015 (1)	2014 (1)	2015	2014	2013
Ergobaby	$62,436	$65,309	$3,475	$3,832	$3,686
FOX	—	—	—	4,785	7,759
Liberty	31,395	34,139	3,518	6,250	6,173
Manitoba Harvest	88,541	—	5,192	—	—
ACI	17,275	19,334	2,996	4,606	4,930
Arnold Magnetics	72,310	77,610	8,766	8,528	8,135
Clean Earth	185,087	203,939	20,410	6,605	—
Sterno Products	121,910	126,301	7,963	4,643	—
Tridien (2)	15,526	14,844	2,452	2,503	2,178
Total	594,480	541,476	54,772	41,752	32,861
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	318,357	255,305	755	501	253
Assets of discontinued operations	—	278,163	—	—	—
Amortization of debt issuance costs and original issue discount	—	—	2,883	3,125	3,366
Total	$912,837	$1,074,944	$58,410	$45,378	$36,480

(1)	Does not include accounts receivable balances per schedule above or goodwill balances.

(2)	Tridien identifiable assets reflect impairment incurred during 2015 (see "Note H - Goodwill and Other Intangible Assets").

Note G - Property, Plant, Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following (in thousands):

	December 31, 2015	December 31, 2014
Machinery and equipment	$135,357	$114,797
Office furniture, computers and software	9,500	6,653
Leasehold improvements	8,706	6,476
Buildings and land	31,856	25,096
	185,419	153,022
Less: accumulated depreciation	(67,369)	(46,041)
Total	$118,050	$106,981
Depreciation expense was approximately $21.9 million, $15.4 million and $12.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Inventory
Inventory is comprised of the following (in thousands):

	December 31, 2015	December 31, 2014
Raw materials and supplies	$29,809	$25,826
Work-in-process	9,035	7,147
Finished goods	33,653	30,315
Less: obsolescence reserve	(4,126)	(4,980)
Total	$68,371	$58,308

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

2015 Annual goodwill impairment testing
The Company uses a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step evaluation including, in part, the general macroeconomic environment, industry and market specific conditions for each reporting unit, financial performance including actual versus planned results and results of relevant prior periods for operating income, net income and adjusted EBITDA, operating costs and cost impacts, as well as issues or events specific to the reporting unit. At March 31, 2015, we determined that Liberty and two of the three reporting units at Arnold, PMAG and Flexmag , required further quantitative testing (step 1) because we could not conclude that the fair value of the reporting units exceeds their carrying value based on qualitative factors alone. For the reporting units that were tested qualitatively, the results of the qualitative analysis indicated that the fair value of those reporting units exceeded their carrying value.

In the first step of the goodwill impairment test, we compare the fair value of each reporting unit to its carrying amount. We estimate the fair value of our reporting units using either an income approach or a market approach, or, where applicable, a weighting of the two methods. Under the income approach, we estimate the fair value of a reporting unit based on the present value of future cash flows. Cash flow projections are based on Management's estimate of revenue growth rates and operating margins and take into consideration industry and market conditions as well as company specific economic factors. The discount rate used is based on the weighted average cost of capital adjusted for the relevant risk associated with the business specific characteristics and the uncertainty associated with the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimate fair value based on market multiples of revenue and earnings derived from comparable public companies with operating and investment characteristics that are similar to the reporting unit. We weigh the fair value derived from the market approach depending on the level of comparability of these public companies to the reporting unit. When market comparables are not meaningful or available, we estimate the fair value of the reporting unit using only the income approach. For the step 1 quantitative impairment test at Liberty, we utilized both the income approach and the market approach, with a 50% weighting assigned to each method. The weighted average cost of capital used in the income approach at Liberty was 13.8%. For the step 1 quantitative impairment test at the PMAG and Flexmag reporting units of Arnold, we used only an income approach as we determined that the guideline public company comparables for both units were not representative of these reporting units' markets. In the income approach, we used a weighted average cost of capital of 13.6% for PMAG and 14.6% for Flexmag. Results of the quantitative testing of the Liberty reporting unit and Arnold's PMAG and Flexmag reporting units indicated that the fair value of these reporting units exceeded their carrying value.

2015 Interim goodwill impairment testing

In January 2015, one of Tridien's largest customer's informed the company that they would not renew their existing purchase agreement when it expired in the fourth quarter of 2015. This customer represented 20% of Tridien's sales in 2014 and 25% of sales in 2015. The expected lost sales and net income were significant enough to trigger an interim goodwill and indefinite-lived intangible asset impairment analysis. The result of the first step of the impairment test indicated that the fair value of Tridien was less than its carrying value; therefore, it was necessary to perform the second step of the impairment test. The Company estimated the fair value of the Tridien reporting unit using a weighted average of an income and market approach. The income approach was based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital ("WACC") of 15.7%. The market approach was based on earnings multiple data and guideline public companies. Based on the second step of the impairment test, the Company concluded on a preliminary basis during the quarter ended March 31, 2015 that the implied fair value of goodwill for Tridien was less than its carrying amount, resulting in impairment of the carrying amount of Tridien's goodwill of $8.9 million as of January 31, 2015. The Company completed the interim goodwill impairment testing of Tridien during the three months ended June 30, 2015 and recorded additional impairment expense of $0.2 million related to the Tridien technology and patent intangible assets.

2015 Indefinite Lived Intangible Asset Impairment Testing

We use a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. Our indefinite-lived intangible assets consist of trade names with a carrying value of approximately $72.3 million at December 31, 2015. The results of the qualitative analysis of our indefinite lived intangible assets, which we completed during the quarter ended June 30, 2015, indicated that the fair value of the indefinite lived intangible assets exceeded their carrying value.
2014 Annual Goodwill Impairment Testing
At March 31, 2014, the Company elected to use the qualitative assessment alternative to test goodwill for impairment for each of the reporting units that maintain a goodwill carrying value. The Company determined that two of Arnold’s three reporting units required further quantitative testing (Step 1) since the Company could not conclude that the fair value of Arnold’s reporting units exceeded their carrying values based solely on qualitative factors. Results of the quantitative analysis indicated that the fair value of these reporting units exceeds their carrying value. The fair value of the reporting unit was determined utilizing a discounted cash flow methodology ("DCF") on both an income and market approach for the Flexmag reporting unit and the income approach for Precision Thin Metals reporting unit. A representative market does not exist for Precision Thin metals. The DCF utilized a weighted average cost of capital of 12.5% for Flexmag and 14.5% for Precision Thin Metals. Results of the quantitative analysis indicated that the fair value of these reporting units exceeds their carrying value at March 31, 2014.

2014 Indefinite Lived Intangible Asset Impairment Testing
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

Tridien
The contract with the aforementioned customer expired during the fourth quarter of 2015. This customer represented 25% of Tridien's sales in 2015. During 2015, Tridien also recorded approximately $2.0 million in nonrecurring expenses related to legal fees and warranty claims that negatively effected the operating results, resulting in Tridien failing to satisfy the fixed charge ratio covenant associated with their inter-company loan with the Company. The Company expects to issue a waiver to Tridien related to the fixed charge covenant failure. The results at Tridien may continue to decline and Tridien may be subject to additional impairment charges in the future. The Company expects that we will perform Step 1 goodwill testing for Tridien as of the date of our annual impairment testing in 2016.

The following is a summary of the net carrying amount of goodwill at December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Goodwill - gross carrying amount	$460,319	$406,537
Accumulated impairment losses	(61,831)	(52,903)
Goodwill - net carrying amount	$398,488	$353,634

A reconciliation of the change in the carrying value of goodwill for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	Corporate (1)	Ergobaby	FOX	Liberty	Manitoba Harvest	ACI	Arnold (2)	Clean Earth	Sterno	Tridien	Total
Balance as of January 1, 2014	$8,649	$41,664	$31,924	$32,684	$—	$57,615	$51,767	$—	$—	$16,762	$241,065
Acquisition of businesses (3)	—	—	13,371	144	—	—	—	110,633	33,716	—	157,864
Effect of deconsolidation of subsidiary (4)	—	—	(45,295)	—	—	—	—	—	—	—	(45,295)
Balance at December 31, 2014	8,649	41,664	—	32,828	—	57,615	51,767	110,633	33,716	16,762	353,634
Acquisition of businesses (5)	—	—	—	—	55,805	404	—	—	—	—	56,209
Impairment losses	—	—	—	—	—	—	—	—	—	(8,928)	(8,928)
Purchase accounting adjustments	—	—	—	—	—	—	—	706	—	—	706
Foreign currency translation	—	—	—	—	(3,133)	—	—	—	—	—	(3,133)
Balance as of December 31, 2015	$8,649	$41,664	$—	$32,828	$52,672	$58,019	$51,767	$111,339	$33,716	$7,834	$398,488

(1)
Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the segments. This amount is allocated back to the respective segments for purposes of goodwill impairment testing. The amount of goodwill at the Corporate level relates to ACI.

(2)	Arnold Magnetics has three reporting units PMAG, FlexMag and Precision Thin Metals with goodwill balances of $40.4 million, $4.8 million and $6.5 million, respectively.

(3)
Acquisition of businesses during the year ended December 31, 2014 for Clean Earth includes both the acquisition of Clean Earth in August 2014, and the add-on acquisition of AES by Clean Earth in December 2014.

(4)
As a result of the sale of shares by the Company in the FOX Secondary Offering, the Company's ownership interest in FOX decreased to approximately 41%, which resulted in the deconsolidation of the FOX operating segment from the Company's consolidated financial statements effective July 10, 2014.

(5)
Acquisition of businesses during the year ended December 31, 2015 includes both the acquisition of Manitoba Harvest in July 2015 ($37.9 million) and the Manitoba Harvest add-on acquisition of HOCI in December 2015 ($17.9 million). The amount allocated to goodwill for HOCI is preliminary pending finalization of our valuation efforts.

Approximately $81.8 million of goodwill is deductible for income tax purposes at December 31, 2015.
Other intangible assets subject to amortization are comprised of the following (in thousands):

	December 31, 2015	December 31, 2014	Weighted Average Useful Lives
Customer relationships	$226,722	$187,976	12
Technology and patents	41,001	32,331	9
Trade names, subject to amortization	25,130	7,070	17
Licensing and non-compete agreements	6,686	6,656	5
Permits and airspace (1)	98,673	98,406	13
Distributor relations and other	606	606	5
	398,818	333,045
Accumulated amortization:
Customer relationships	(74,519)	(58,257)
Technology and patents	(19,032)	(15,423)
Trade names, subject to amortization	(4,697)	(3,606)
Licensing and non-compete agreements	(6,575)	(6,299)
Permits and airspace	(12,313)	(3,104)
Distributor relations and other	(606)	(606)
Total accumulated amortization	(117,742)	(87,295)
Trade names, not subject to amortization	72,328	78,341
Total intangibles, net	$353,404	$324,091

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
Estimated charges to amortization expense of intangible assets over the next five years, is as follows, (in thousands):

2016	$29,756
2017	27,874
2018	26,902
2019	25,561
2020	25,315
$135,408
The Company’s amortization expense of intangible assets for the years ended December 31, 2015, 2014 and 2013 totaled $30.5 million, $24.8 million and $20.6 million, and respectively.

Note I — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2015 and 2014 (in thousands):

	Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Equity method investment - FOX	$249,747	$249,747	$—	$—
Liabilities:
Call option of noncontrolling shareholder (1)	(25)	—	—	(25)
Put option of noncontrolling shareholders (2)	(50)	—	—	(50)
Interest rate swaps	(13,483)	—	(13,483)	—
Total recorded at fair value	$236,189	$249,747	$(13,483)	$(75)

	Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Equity method investment - FOX	$245,214	$245,214	$—	$—
Liabilities:
Call option of noncontrolling shareholder (1)	(25)	—	—	(25)
Put option of noncontrolling shareholders (2)	(50)	—	—	(50)
Interest rate swap	(9,828)	—	(9,828)	—
Total recorded at fair value	$235,311	$245,214	$(9,828)	$(75)

(1)	Represents a noncontrolling shareholder’s call option to purchase additional common stock in Tridien.

(2)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition.

A reconciliation of the change in the carrying value of the Company’s Level 3 fair value measurements for the year ended December 31, 2015 and 2014 is as follows (in thousands):

	2015	2014
Balance at January 1st	$(75)	$(75)
Change in fair value	—	—
Balance at December 31st	$(75)	$(75)
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
Interest rate swap:
The Company’s derivative instruments at December 31, 2015 consisted of over-the-counter interest rate swap contracts which are not traded on a public exchange. The fair value of the Company’s interest rate swap contracts were determined based on inputs that were readily available in public markets or could be derived from information available in publicly quoted markets. As such, the Company categorized the swaps as Level 2. Changes in the fair value of the interest rate swap liability during the year ended December 31, 2015 were expensed to interest expense on the consolidated statement of operations. Refer to "Note K - Derivative Instruments and Hedging Activities".
2014 Term Loan
At December 31, 2015, the carrying value of the principal under the Company's outstanding 2014 Term Loan, including the current portion, was $320.1 million, which approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company's net leverage ratio. The estimated fair value of the outstanding 2014 Term Loan is classified as Level 2 in the fair value hierarchy.

Nonrecurring Fair Value Measurements

The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2015 and 2013 (in thousands). Refer to "Note H – Goodwill and Intangibles", for a description of the valuation techniques used to determine fair value of the assets measured on a non-recurring basis in the table below. There were no assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2014.

					Expense
	Fair Value Measurements at December 31, 2015				Year ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	December 31, 2015

Technology (1)	$220	$—	$—	$220	$237
Goodwill (1)	$7,834	$—	$—	$7,834	$8,928

(1) Represents the fair value of the respective assets at the Tridien business segment subsequent to the goodwill and long-lived asset impairment charge recognized during the year ended December 31, 2015. Refer to "Note H - Goodwill and Other Intangible Assets" for further discussion regarding the impairment and valuation techniques applied.

					Expense
	Fair Value Measurements at Dec. 31, 2013				Year ended
Non-recurring	Carrying Value	Level 1	Level 2	Level 3	December 31, 2013
Assets:
Trade name (1)	$205	$—	$—	$205	$1,350
Technology (1)	800	—	—	800	100
Goodwill (1)	16,760	—	—	16,760	$11,468

(1)
Represents the fair value of the respective assets at the Tridien business segment subsequent to the goodwill impairment, indefinite-lived and long-lived asset impairment charges recognized during the year ended December 31, 2013. Refer to "Note H - Goodwill and Intangibles", for further discussion regarding impairments and valuation techniques applied.

Note J – Debt

2014 Credit Agreement

On June 6, 2014, the Company obtained a $725 million credit facility from a group of lenders (the “2014 Credit Facility”) led by Bank of America N.A. as Administrative Agent. The 2014 Credit Facility provides for (i) a revolving credit facility of $400 million (the “2014 Revolving Credit Facility”) and (ii) a $325 million term loan (the “2014 Term Loan Facility”). The 2014 Credit Facility permits the Company to increase the 2014 Revolving Credit Facility commitment and/ or obtain additional term loans in an aggregate of up to $200 million. The 2014 Credit Agreement is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries. The 2014 Credit Facility was amended in June 2015, primarily to allow for inter-company loans to, and the acquisition of, Canadian-based companies on an unsecured basis, and to modify provisions that would allow for early termination of a "Leverage Increase Period," thereby providing additional flexibility as to the timing of subsequent acquisitions.

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

Debt Issuance Costs

In connection with entering into the 2014 Credit Facility in which the loan syndication consisted of previous members of the syndication under the 2011 Credit Facility who either maintained or increased their position as well as new syndication members, the debt issuance costs associated with the 2011 Credit Facility and the 2014 Credit Facility were classified as either debt modification costs which have been capitalized and will be amortized over the term of the 2014 Credit Facility, or debt extinguishment costs which were recorded as an expense in the accompanying condensed consolidated statement of operations. The Company paid debt issuance costs of $7.3 million in connection with the 2014 Credit Facility (of which $0.2 million was expensed as debt modification and extinguishment costs and $7.1 million is being amortized over the term of the related debt in the 2014 Credit Facility) and recorded additional debt modification and extinguishment costs of $2.1 million to write-off previously capitalized debt issuance costs.

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
Covenants
The Company is subject to certain customary affirmative and restrictive covenants arising under the 2014 Credit Facility. The following table reflects required and actual financial ratios as of December 31, 2015 included as part of the affirmative covenants in the 2014 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	3.26:1.00
Total Debt to EBITDA Ratio	less than or equal to 3.5:1.0	1.80:1.00

A breach of any of these covenants will be an event of default under the 2014 Credit Facility. Upon the occurrence of an event of default under the 2014 Credit Facility, the 2014 Revolving Credit Facility may be terminated, the 2014 Term Loan Facility and all outstanding loans and other obligations under the 2014 Credit Facility may become immediately due and payable and any letters of credit then outstanding may be required to be cash collateralized, and the Agent and the Lenders may exercise any rights or remedies available to them under the 2014 Credit Facility. Any such event would materially impair the Company’s ability to conduct its business. As of December 31, 2015, the Company was in compliance with all covenants as defined in the 2014 Credit Agreement.
Letters of credit
The 2014 Credit Facility allows for letters of credit in an aggregate face amount of up to $100.0 million. Letters of credit outstanding at December 31, 2015 totaled $4.2 million and at December 31, 2014 totaled $4.5 million. Letter of credit fees recorded to interest expense was $0.1 million in each of the years ended December 31, 2015, 2014 and 2013.
Interest hedge
The Company has two swap contracts outstanding at December 31, 2015. One swap contract hedges $200 million of outstanding debt through 2016, while the second hedges $220 million of outstanding debt from April 2016 through June 2021. Refer to "Note K - Derivative Instruments and Hedging Activities" for further information on the interest rate derivatives entered into as part of the Term Loan Facility.
The following table provides the Company’s debt holdings at December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015	December 31, 2014
Revolving Credit Facility	$—	$169,725
Term Loan Facility	320,125	323,375
Original issue discount (1)	(3,633)	(4,303)
Total debt	$316,492	$488,797
Less: Current portion, term loan facilities	(3,250)	(3,250)
Long term debt	$313,242	$485,547

(1)	The Company recorded $4.6 million in original issue discount upon issuance of the 2014 Term Loan Facility in June 2014. This discount is being amortized over the life of the 2014 Term Loan Facility.
Annual maturities of the 2014 Term Loan Facility and 2014 Revolving Credit Facility are as follows (in thousands):

2016	$3,250
2017	3,250
2018	3,250
2019	3,250
2020	3,250
Thereafter	303,875
$320,125

The following details the components of interest expense in each of the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year ended December 31,
	2015	2014	2013
Interest on credit facilities	$17,590	$16,392	$15,625
Unused fee on Revolving Credit Facility	1,612	1,914	2,349
Amortization of original issue discount	671	882	1,243
Unrealized losses on interest rate derivatives	5,662	7,709	130
Letter of credit fees	121	62	53
Other	286	138	15
Interest expense	$25,942	$27,097	$19,415
Average daily balance of debt outstanding	$443,348	$379,034	$294,056
Effective interest rate	5.9%	7.2%	6.6%

Note K — Derivative Instruments and Hedging Activities
Interest Rate Swaps
On September 16, 2014, the Company purchased an interest rate swap ("New Swap") with a notional amount of $220 million. The New Swap is effective April 1, 2016 through June 6, 2021, the termination date of our 2014 Term Loan. The interest rate swap agreement requires the Company to pay interest rates on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At December 31, 2015 and 2014, the New Swap had a fair value loss of $13.0 million and $7.4 million, respectively, principally reflecting the present value of future payments and receipts under the agreement.

On October 31, 2011, the Company purchased a three-year interest rate swap (the "Swap") with a notional amount of $200 million effective January 1, 2011 through March 31, 2016. The interest rate swap agreement requires the Company to pay interest on the notional amount at the rate of 2.49% in exchange for the three-month LIBOR rate, with a floor of 1.5%. At December 31, 2015 and 2014, this Swap had a fair value loss of $0.5 million and $2.5 million, respectively.
The following table reflects the classification of the Company's Interest Rate Swaps on the Consolidated Balance Sheets at December 31, 2015 and 2014 (in thousands):

	Year ended December 31,
	2015	2014
Other current liabilities	3,914	1,998
Other non-current liabilities	9,569	7,830
Total fair value	13,483	9,828

The Company did not elect hedge accounting for the above derivative transaction associated with the Credit Facility and changes in fair value are included in interest expense on the consolidated statement of operations.
Foreign Currency Contracts
The Company's Arnold operating segment from time to time will use forward contracts and options to to hedge the value of the Eurodollar against the Swiss Franc or the British Pound Sterling. Mark-to-market gains and losses on these instruments were not material to the consolidated results during each of the years ended December 31, 2015, 2014 or 2013. At December 31, 2015 and 2014, these contracts had notional values of €1.6 million and €1.3 million, respectively, and maturity dates within three months of year-end.

Note L — Income Taxes
Compass Diversified Holdings and Compass Group Diversified Holdings LLC are classified as partnerships for U.S. Federal income tax purposes and are not subject to income taxes. Each of the Company’s majority owned subsidiaries are subject to Federal and state income taxes.
Components of the Company's pretax income (loss) before taxes are as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Income Before Income Taxes
Domestic (including U.S. exports)	$20,736	$270,070	$77,206
Foreign subsidiaries	(5,440)	7,327	4,196
	$15,296	$277,397	$81,402
Components of the Company’s income tax provision (benefit) are as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Current taxes
Federal	$16,218	$16,916	$18,377
State	2,556	(2,711)	4,948
Foreign	688	1,008	1,860
Total current taxes	19,462	15,213	25,185
Deferred taxes:
Federal	(890)	(8,291)	(5,065)
State	41	(1,407)	(715)
Foreign	(3,639)	(423)	(887)
Total deferred taxes	(4,488)	(10,121)	(6,667)
Total tax provision	$14,974	$5,092	$18,518
The tax effects of temporary differences that have resulted in the creation of deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Tax credits	$111	$395
Accounts receivable and allowances	723	1,478
Net operating loss carryforwards	6,516	7,433
Accrued expenses	6,761	5,956
Other	5,541	4,035
Total deferred tax assets	$19,652	$19,297
Valuation allowance (1)	(4,497)	(5,214)
Net deferred tax assets	$15,155	$14,083
Deferred tax liabilities:
Intangible assets	$(92,083)	$(79,153)
Property and equipment	(18,178)	(18,919)
Prepaid and other expenses	(1,723)	(837)
Total deferred tax liabilities	$(111,984)	$(98,909)
Total net deferred tax liability	$(96,829)	$(84,826)

(1)	Primarily relates to the Tridien operating segments.

For the years ending December 31, 2015 and 2014, the Company recognized approximately $112.0 million and $98.9 million, respectively in deferred tax liabilities. A significant portion of the balance in deferred tax liabilities reflects temporary differences in the basis of property and equipment and intangible assets related to the Company’s purchase accounting adjustments in connection with the acquisition of certain of its businesses. For financial accounting purposes the Company has recognized a significant increase in the fair values of the intangible assets and property and equipment in certain of the businesses it acquired. For income tax purposes the existing, pre-acquisition tax basis of the intangible assets and property and equipment is utilized. In order to reflect the increase in the financial accounting basis over the existing tax basis, a deferred tax liability was recorded. This liability will decrease in future periods as these temporary differences reverse but may be replaced by deferred tax liabilities generated as a result of future acquisitions.
A valuation allowance relating to the realization of foreign tax credits and net operating losses of $4.5 million was provided at December 31, 2015 and $5.2 million was provided at December 31, 2014. A valuation allowance is provided whenever it is more likely than not that some or all of deferred assets recorded may not be realized.
The reconciliation between the Federal Statutory Rate and the effective income tax rate for 2015, 2014 and 2013 are as follows:

	Year ended December 31,
	2015	2014	2013
United States Federal Statutory Rate	35.0%	35.0%	35.0%
State income taxes (net of Federal benefits)	9.3	(1.0)	3.4
Foreign income taxes	1.9	(0.2)	(1.1)
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	45.7	2.2	1.8
Effect of (gain) loss on equity method investment	(10.4)	(1.4)	—
Effect of deconsolidation of subsidiary (2)	—	(33.3)	—
Effect of supplemental put expense (reversal) (3)	—	—	(19.8)
Impact of subsidiary employee stock options	2.1	—	0.1
Domestic production activities deduction	(5.1)	(0.3)	(1.8)
Non-deductible acquisition costs	—	0.1	—
Impairment expense	17.6	—	—
Non-recognition of NOL carryforwards at subsidiaries	(4.7)	0.4	3.3
Other	6.5	0.3	1.8
Effective income tax rate	97.9%	1.8%	22.7%

(1)	The effective income tax rate for each of the years presented includes losses at the Company’s parent, which is taxed as a partnership.

(2)	The effective income tax rate for the year ended December 31, 2014 includes a significant gain at the Company's parent related to the deconsolidation of FOX in July 2014.

(3)	The effective income tax rate for the year ended December 31, 2013 includes a gain at our parent related to the termination of the Supplemental Put Agreement in July 2013.

A reconciliation of the amount of unrecognized tax benefits for 2015, 2014 and 2013 are as follows (in thousands):

Balance at January 1, 2013	$7,780
Additions for current years’ tax positions	1,855
Additions for prior years’ tax positions	50
Reductions for prior years’ tax positions	—
Reductions for settlements	—
Reductions for expiration of statute of limitations	(1,725)
Balance at December 31, 2013	$7,960
Additions for current years’ tax positions	19
Additions for prior years’ tax positions	141
Reductions for prior years’ tax positions (1)	(7,620)
Reductions for settlements	—
Reductions for expiration of statute of limitations	(67)
Balance at December 31, 2014	$433
Additions for current years’ tax positions	73
Additions for prior years’ tax positions	—
Reductions for prior years’ tax positions	(15)
Reductions for settlements	—
Reductions for expiration of statute of limitations	(102)
Balance at December 31, 2015	$389
(1) $7.6 million of the reduction for prior year tax positions relates to the deconsolidation of FOX in July 2014.
Included in the unrecognized tax benefits at December 31, 2015 and 2014 is $0.2 million and $0.1 million, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate. The Company accrues interest and penalties related to uncertain tax positions and at December 31, 2013, there is $0.2 million accrued. The amounts accrued at December 31, 2015 and December 31, 2014 are not material to the Company. Such amounts are included in the provision (benefit) for income taxes in the accompanying consolidated statements of operations. The Company had an indemnification arrangement that offset $0.1 million of the unrecognized tax benefits at December 31, 2013. The change in the unrecognized tax benefit during 2015 was not material. The change in 2014 in the unrecognized tax benefits resulted from the deconsolidation of FOX. The change in the unrecognized tax benefits during 2013 is primarily due to the uncertainty of the deductibility of amortization and depreciation established as part of initial purchase price allocations in 2008, primarily related to FOX. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, we do not expect the change to have a significant impact on the consolidated results of operations or financial position.
Each of the Company’s businesses file U.S. Federal, state and foreign income tax returns in multiple jurisdictions with varying statutes of limitations. The 2011 through 2015 tax years generally remain subject to examinations by the taxing authorities.

Note M – Defined Benefit Plan
In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets at December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Change in benefit obligation:
Benefit obligation, beginning of year	$14,712	$13,386
Service cost	578	425
Interest cost	167	271
Actuarial (gain)/loss	143	1,847
Employee contributions and transfer	(497)	363
Plan amendment	(107)	383
Benefits paid	(1,579)	(621)
Foreign currency translation	(25)	(1,342)
Benefit obligation	13,392	14,712
Change in plan assets:
Fair value of assets, beginning of period	$11,408	$12,059
Actual return on plan assets	310	362
Company contribution	427	454
Employee contributions and transfer	350	363
Benefits paid	(1,579)	(621)
Foreign currency translation	(19)	(1,209)
Fair value of assets	10,897	11,408
Funded status	$(2,495)	$(3,304)
The unfunded liability of $2.5 million and $3.3 million at December 31, 2015 and 2014, respectively, is recognized in the consolidated balance sheet within other non-current liabilities. Net periodic benefit cost consists of the following (in thousands):

	Year ended December 31,
	2015	2014	2013
Service cost	$578	$425	$484
Interest cost	167	271	298
Expected return on plan assets	310	(468)	(284)
Net periodic benefit cost	$1,055	$228	$498
Assumptions used to determine the benefit obligations and components of the net periodic benefit cost at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Discount rate	1.00%	1.25%
Expected return on plan assets	1.40%	1.75%
Rate of compensation increase	1.00%	1.00%
The Company considers the historical level of long-term returns and the current level of expected long-term returns for the plan assets, as well as the current and expected allocation of assets when developing its expected long-term rate of return on assets assumption. The assumptions used for the plan are based upon customary rates and practices for the location of the Company.
The Company, for 2016, will be contributing per the terms of the agreement, and the expected contribution to the plan will be approximately $0.5 million.

The following presents the benefit payments which are expected to be paid for the plan in each year indicated (in thousands):

2016	$460
2017	755
2018	459
2019	849
2020	1,143
Thereafter	3,029
$6,695
Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and providing adequate liquidity to meet immediate and future benefit payment requirements.
The assets of the plan are reinsured in their entirety with Swiss Life Ltd. (“Swiss Life”) within the framework of the corresponding contracts with Swiss Life Collective BVG Foundation and Swiss Life Complementary Foundation. The assets are guaranteed by the insurance company and pooled with the assets of other participating employers. The allocation of pension plan assets by category in Swiss Life’s group life portfolio is as follows at December 31, 2015:

Certificates of deposit and cash and cash equivalents	71%
Fixed income bonds and securities	7%
Private equity and hedge funds	6%
Real estate	14%
Equity and other investments	2%
100%
The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at December 31, 2015 and 2014 were considered Level 3.

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
The sale of CamelBak in August 2015 and American Furniture in October 2015 qualified as Sale Events under the Company's LLC Agreement. During the fourth quarter of 2015, the Company declared a distribution to the Allocation Member in connection with the Sale Event of CamelBak. Under the terms of the LLC Agreement, the Allocation Member has the right to defer a portion of the distribution. The Allocation Member exercised this right and deferred a portion of the distribution for the CamelBak Sale Event in the amount of the high water mark calculation as a result of the loss on the sale of American Furniture. The result is a net distribution to the Allocation Member of $14.6 million. The profit allocation payment was made during the quarter ended December 31, 2015.

During the fourth quarter of 2015, the Company declared a distribution to the Allocation Member of approximately $3.1 million in connection with a Holding Event for our five year ownership of the Ergobaby subsidiary. The payment is in respect of its positive contribution-based profit since our acquisition in September of 2010, and was paid during the quarter ended December 31, 2015.
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

Earnings per share
Basic and diluted earnings per share for the fiscal year ended December 31, 2015, 2014 and 2013 is calculated as follows:

	2015	2014	2013
Income (loss) from continuing operations attributable to Holdings	$(2,981)	$260,452	$52,538
Less: Profit Allocation paid to Holders	17,731	11,870	15,990
Less: Effect of contribution based profit—Holding Event	2,804	2,805	1,480
Income (loss) from Holdings attributable to Trust shares	$(23,516)	$245,777	$35,068

Income from discontinued operations attributable to Holdings	$164,819	$18,383	$15,526
Less: Effect of contribution based profit	—	50	—
Income from discontinued operations attributable to Trust shares	$164,819	$18,333	$15,526

Basic and diluted weighted average shares outstanding	54,300	49,089	48,300

Basic and fully diluted income (loss) per share attributable to Holdings
Continuing operations	$(0.43)	$5.01	$0.73
Discontinued operations	$3.04	$0.37	$0.32
	$2.61	$5.38	$1.05
Distributions
During the year ended December 31, 2015, the Company paid the following distributions:

•	On January 29, 2015, the Company paid a distribution of $0.36 per share to holders of record as of January 22, 2015. This distribution was declared on January 8, 2015.

•	On April 29, 2015, the Company paid a distribution of $0.36 per share to holders of record as of April 22, 2015. This distribution was declared on April 9, 2015.

•	On July 29, 2015, the Company paid a distribution of $0.36 per share to holders of record as of July 22, 2015. This distribution was declared on July 9, 2015.

•	On October 29, 2015, the Company paid a distribution of $0.36 per share to holders of record as of October 22, 2015. This distribution was declared on October 7, 2015.
On January 28, 2016, the Company paid a distribution of $0.36 per share to holders of record as of January 21, 2016. This distribution was declared in January 7, 2016.

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
The following tables reflect the Company’s percentage ownership of its businesses, as of December 31, 2015, 2014 and 2013 and related noncontrolling interest balances as of December 31, 2015 and 2014:

	% Ownership (1) December 31, 2015		% Ownership (1) December 31, 2014		% Ownership (1) December 31, 2013
	Primary	Fully Diluted	Primary	Fully Diluted	Primary	Fully Diluted
Ergobaby	81.0	74.2	81.0	74.3	81.0	75.0
FOX (2)	n/a	n/a	n/a	n/a	53.9	49.8
Liberty	96.2	84.6	96.2	84.8	96.2	84.8
Manitoba Harvest	76.6	65.6	n/a	n/a	n/a	n/a
ACI	69.4	69.3	69.4	69.3	69.4	69.4
Arnold Magnetics	96.7	87.3	96.7	87.5	96.7	87.2
Clean Earth	97.5	86.2	97.9	86.2	n/a	n/a
Sterno Products	100.0	89.7	100.0	91.7	n/a	n/a
Tridien	81.3	67.3	81.3	65.4	81.3	66.5

(1)	The principal difference between primary and fully diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective business.

(2)	FOX was deconsolidated on July 10, 2014 after the Company's ownership interest in FOX fell below 50%. Refer to "Note E - Equity Method Investment".

	Noncontrolling Interest Balances
(in thousands)	December 31, 2015	December 31, 2014
Ergobaby	$17,754	$14,783
FOX	—	—
Liberty	2,934	2,547
Manitoba Harvest	14,071	n/a
ACI	4,295	790
Arnold Magnetics	2,113	1,950
Clean Earth	4,308	2,672
Sterno Products	644	125
Tridien	916	2,744
Allocation Interests	100	100
	$47,135	$25,711

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
The future minimum rental commitments at December 31, 2015 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

2016	$11,320
2017	9,344
2018	7,794
2019	5,719
2020	5,500
Thereafter	28,836
$68,513
The Company’s rent expense for the fiscal years ended December 31, 2015, 2014 and 2013 totaled $11.8 million, $10.2 million and $9.9 million, respectively.
Legal Proceedings
Tridien

Tridien's subsidiary, AMF Support Services, Inc. ("AMF") is subject to a workers' compensation claim in the State of California, being adjudicated by the Riverside County Workers' Compensation Appeals Board.  The claim is the result of an industrial accident that occurred on March 2, 2013, and the injuries sustained by a staffing company employee working at Tridien's Corona, California facility.  The employee is seeking workers' compensation benefits from AMF, as the special employer, and the staffing company who employed the worker, as the general employer.  The employee has also alleged that the employee's injuries are the result of the employer's "serious and willful misconduct", and has made a claim under California Labor Code § 4553 for damages.  If proven, the "serious and willful" penalty is fixed by statute at either $0 or 50% of the value of all workers' compensation benefits paid as a result of the injury and is not insurable. The underlying workers' compensation claims are still being adjudicated. At this stage, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from these proceedings. Accordingly, no amounts in respect of this matter have been provided in the Company's accompanying financial statements.  The Company believes that it has meritorious defenses to the allegations and will continue to vigorously defend against the claims. In addition, the

California District Attorney's Office, County of Riverside, has charged AMF with an alleged violation of California Labor Code Sections 6425(a), 6423(a)(2), a misdemeanor criminal offense, and  Penal Code Section 25910 in connection with the above described industrial accident. The Company has reserved approximately $750,000 for legal fees, costs, and potential fines and penalties associated with the foregoing charges.

In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that any unfavorable outcomes will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note Q — Supplemental Data
Supplemental Balance Sheet Data (in thousands):

	December 31, 2015	December 31, 2014
Summary of accrued expenses:
Accrued payroll and fringes	$19,610	$14,412
Accrued taxes	1,460	2,208
Income taxes payable	2,164	2,028
Accrued interest	70	1,123
Accrued rebates	8,081	8,602
Warranty payable	2,771	1,986
Accrued transportation and disposal costs	5,714	9,439
Other accrued expenses	8,089	12,230
Total	$47,959	$52,028

	Year ended December 31,
Warranty liability:	2015	2014
Beginning balance	$1,984	$5,419
Accrual	1,194	1,870
Warranty payments	(407)	(1,426)
Deconsolidation of subsidiary	—	(3,879)
Ending balance	$2,771	$1,984
Supplemental Cash Flow Statement Data (in thousands):

	December 31, 2015	December 31, 2014	December 31, 2013
Interest paid	$21,180	$21,455	$16,030
Taxes paid	$7,138	$12,456	$16,106

Note R — Related Party Transactions
The Company has entered into the following related party transactions with its Manager, CGM:

•	Management Services Agreement

•	LLC Agreement

•	Integration Services Agreement

•	Cost reimbursement and fees

•	Sale of common stock to majority shareholder

•	Supplemental Put Agreement (terminated in 2013)

Management Services Agreement
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
For the year ended December 31, 2015, 2014 and 2013, the Company incurred the following management fees to CGM, by entity (in thousands):

	December 31, 2015	December 31, 2014	December 31, 2013
Ergobaby	$500	$500	$500
FOX	—	—	308
Liberty	500	500	500
Manitoba Harvest	175	n/a	n/a
Advanced Circuits	500	500	500
Arnold Magnetics	500	500	500
Clean Earth	500	125	n/a
Sterno Products	500	125	n/a
Tridien	350	350	350
Corporate	22,483	19,622	15,474
	$26,008	$22,222	$18,132
NOTE: Not included in the table above are management fees paid to CGM by CamelBak of $0.3 million, $0.5 million and $0.5 million in each of the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are included in income (loss) from discontinued operations on the consolidated statements of operations.
Approximately $5.9 million and $6.1 million of the management fees incurred were unpaid as of December 31, 2015 and 2014, respectively, and are reflected in Due to related party on the consolidated balance sheets.
LLC Agreement
The LLC agreement gives Holders the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Holders are entitled to receive and as such can elect to receive the positive contribution-based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (Holding Event) and upon the sale of the business (Sale Event). During the year ended December 31, 2015, Holders were paid $14.6 million related to the sale of CamelBak and American Furniture (Sale Event) and $3.1 million related to the five year holding event for Ergobaby (Holding Event). During the year ended December 31, 2014, Holders were paid $11.9 million related to a secondary offering completed by FOX in July 2014 (Sale Event). During the year ended December 31, 2013, Holders were paid $5.6 million related to FOX’s positive contribution-based profit (Holding Event) and $16.0 million as a result of FOX’s sale of common stock to the public (Sale Event).

Certain persons who are employees and partners of the Manager, including the Company’s Chief Executive Officer and Chief Financial Officer, beneficially own 58.8% of the Allocation Interests, through Sostratus LLC, at December 31, 2015 and 2014. Of the remaining 41.2% non-voting ownership of the Allocation Interests, 5.0% is held by CGI Diversified Holdings LP, 5.0% is held by the Chairman of the Company’s Board of Directors, and the remaining 31.2% is held by the former founding partner of the Manager.
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
Integrations Services Agreements

Manitoba Harvest, which was acquired in 2015, and the 2014 acquisitions entered into Integration Services Agreements ("ISA") with CGM.  The ISA provides for CGM to provide services for Manitoba Harvest and the 2014 acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, including the retention of independent board members to serve on their board of directors, implement compliance and reporting requirements of the Sarbanes-Oxley Act and align the acquired entity's policies and procedures with our other subsidiaries.  Each ISA is for the twelve month period subsequent to the acquisition and is payable quarterly.  Clean Earth has paid CGM $2.5 million and Sterno Products paid CGM $1.5 million under the agreements.  Manitoba Harvest will pay CGM $1.0 million under the agreement. During the year ended December 31, 2015, Manitoba Harvest incurred $0.5 million in integration service fees, Clean Earth incurred $1.9 million in integration service fees, and Sterno Products incurred $1.1 million in integration service fees. During the year ended December 31, 2014, Clean Earth incurred $0.6 million in integration services fees, and Sterno Products incurred $0.4 million.  During the year ended December 31, 2015 and 2014, CGM received $3.5 million and $1.0 million, respectively, in total integration service fees.
Cost Reimbursement and Fees
The Company reimbursed its Manager, CGM, approximately $3.5 million, $4.5 million and $3.5 million, principally for occupancy and staffing costs incurred by CGM on the Company’s behalf during the years ended December 31, 2015, 2014 and 2013, respectively.
Supplemental Put Agreement Termination
Prior to July 2013, Holders of the Allocation Interests had the right to to cause the Company to purchase the Allocation Interests in accordance with the Supplemental Put Agreement upon occurrence of certain events at an amount equal to the fair value of the profit allocation which was determined using a model that multiplied trailing twelve-month EBITDA for each business unit by an estimated enterprise value multiple to determine an estimated selling price of the business unit (the "Supplemental Put Obligation"). We recorded the amount of the Supplemental Put Obligation as a liability in our consolidated balance sheet, and increases or decreases in this obligation as well as payments made upon a Sale Event or Holding Event, through the consolidated statement of operations. The Supplemental Put Agreement was terminated in July 2013, and we derecognized the liability associated with the Supplemental Put liability which resulted in Supplemental Put reversal of $46.0 million on the consolidated statement of operations during the year ended December 31, 2013. Prior to the termination of the Supplemental Put Agreement, the Company paid $5.6 million in 2013 related to a Holding Event of the FOX business. Since the FOX Holding Event in 2013 occurred prior to the termination of the Supplemental Put Agreement, the payment was accounted for as an expense in the consolidated statement of operations.
The Company has entered into the following significant related party transactions with its businesses:

FOX

On July 10, 2014, 5,750,000 shares of FOX common stock, held by certain FOX shareholders, including us, were sold in a secondary offering at a price of $15.50 per share for total net proceeds to selling shareholders of approximately $84.4 million. As a selling shareholder, we sold a total of 4,466,569 shares of FOX common stock, including 633,955 shares sold in connection with the underwriters’ exercise of the over-allotment option in full, for total net proceeds of approximately $65.5 million. Upon completion of the offering, our ownership in FOX decreased from approximately 53% to 41%, or 15,108,718 shares of FOX’s common stock. We recorded a gain of $264.3 million in July 2014 in connection with the Fox deconsolidation. Refer to "Note E - Equity Method Investment" for additional information related to the FOX Secondary Offering and the deconsolidation of FOX.

In September 2014, the Company and FOX entered into an agreement for the provision of services to FOX for assistance in complying the Sarbanes-Oxley Act of 2002, as amended (the “Services Agreement”). The Services Agreement can be terminated by either party at any time, or will terminate on March 31, 2016. A statement of work was agreed to in connection with the Service Agreement, which provides that the Company’s internal audit team will assist FOX with various tasks, including, but not limited to, the development of internal control policies and procedures, risk and control matrices and the evaluation of internal controls. Services provided in accordance with the Services Agreement are billed on a time and materials basis. Fees for services provided in 2014 were approximately $50,000, and fees for services to be provided in 2015 were approximately $135,000. Fees for services through March 31, 2016 are expected to be approximately $50,000.

Liberty

Liberty purchases inventory raw materials from two vendors who are related parties to Liberty through two of the executive officers of Liberty via the employment of family members at the vendors. During the year ended December 31, 2015, Liberty purchased approximately $3.3 million in raw materials from the two vendors. During 2014, Liberty purchased $0.3 million in raw materials from one of these vendors. The related party relationship at the other vendor did not exist in 2014 because the executive was not employed at Liberty during 2014. Neither related party relationship existed in 2013.
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
Tridien leased their facility in Corona, CA from an affiliate of a noncontrolling shareholder of Tridien during the year ended December 31, 2014. The term of the lease was through February of 2014. Tridien paid rent under the lease of approximately $0.1 million for the year ended December 31, 2014. Tridien leases their facility in Coral Springs, FL from a relative of a noncontrolling shareholder of Tridien. The term of the lease is through October 2017. Tridien paid rent under the lease of $0.4 in each of the years ended December 31, 2015, 2014 and 2013.
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

(in thousands)	December 31, 2015 (1)	September 30, 2015 (2)	June 30, 2015	March 31, 2015 (3)
Total revenues	$218,086	$208,148	$199,724	$179,426
Gross profit	69,107	68,979	63,216	52,571
Operating income	14,196	15,812	15,123	(3,917)
Income (loss) from continuing operations	(259)	11,124	19,467	(30,010)
Income from discontinued operations	—	3,819	7,108	4,723
Gain (loss) on sale of discontinued operations, net of income tax	(1,277)	151,075	—	—
Net income (loss) attributable to Holdings	$(2,217)	$164,500	$24,457	$(24,902)

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(0.37)	$0.16	$0.29	$(0.55)
Discontinued operations	(0.02)	2.85	0.11	0.08
Basic and fully diluted income (loss) per share attributable to Holdings	$(0.39)	$3.01	$0.40	$(0.47)

(1) The Company accrued an additional $1.3 million during the three months ended December 31, 2015 related to the expected working capital settlement for the sale of CamelBak.

(2) During the three months ended September 30, 2015, the Company sold their Camelbak operating segment and entered into a sale of their American Furniture operating segment (the sale was finalized on October 5, 2015) for a net gain on sale of approximately $151.1 million. The Company also purchased Manitoba Harvest for a purchase price of approximately $102.7 million - refer to "Note C - Acquisition of Businesses".

(3) During the three months ended March 31, 2015, the Company incurred $9.2 million of impairment charges at its Tridien operating segment - Refer to "Note H - Goodwill and Other Intangible Assets."

(in thousands)	December 31, 2014 (1)	September 30, 2014 (2)	June 30, 2014 (3)	March 31, 2014
Total revenues	$194,643	$141,292	$195,555	$172,438
Gross profit	54,942	46,039	62,215	55,983
Operating income	1,562	6,484	14,916	11,121
Income from continuing operations	4,398	259,105	6,933	1,869
Income from discontinued operations	4,535	3,425	5,386	5,504
Net income attributable to Holdings	7,359	261,098	5,719	4,659

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$0.05	$5.08	$—	$(0.03)
Discontinued operations	0.09	0.07	0.11	0.11
Basic and fully diluted income per share attributable to Holdings	$0.14	$5.15	$0.11	$0.08

(1) During the three months ended December 31, 2014, the Company acquired Sterno Products for a purchase price of approximately $160 million - refer to "Note C - Acquisition of Businesses". Additionally, the Company completed a secondary offering of 6,000,000 Trust Shares at an offering price of $17.50 per share, resulting in net proceeds of $99.9 million.

(2) During the three months ended September 30, 2014, the Company sold 4,466,569 shares of FOX common stock, and received net proceeds from the sale of approximately$65.5 million. As a result of the sale of the shares by the Company in the FOX Secondary Offering, the Company's ownership interest in FOX decreased to approximately 41%, which resulted in the deconsolidation of the FOX operating segment in the Company's consolidated financial statements effective as of the date of the FOX Secondary Offering - refer to "Note B - Summary of Significant Accounting Policies". Additionally, the Company closed on the acquisition of all the issued and outstanding capital stock of Clean Earth Holdings, Inc. for a purchase price of approximately $251.4 million - refer to "Note C- Acquisition of Businesses".

(3) During the three months ended June 30, 2014, the Company obtained a $725 million credit facility from a group of lenders - refer to "Note J - Debt".

Discontinued Operations

During the quarter ended September 30, 2015, the Company sold its CamelBak and American Furniture operating segments and thus reclassified the historical operation of both segments to discontinued operations. The following summarizes the results of CamelBak and American Furniture that were reclassified to income from discontinued operations for the quarterly periods during 2015 and 2014.

(in thousands)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total revenue	N/a	$56,102	$85,003	$77,845
Gross Profit	N/a	10,938	22,745	19,345
Operating income	N/a	3,424	8,834	6,027
Income from discontinued operations, net of tax	N/a	3,819	7,108	4,723

(in thousands)	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total revenue	$69,385	$61,848	$73,529	$73,610
Gross Profit	17,783	16,011	20,327	20,369
Operating income	4,520	3,236	6,845	6,974
Income from discontinued operations, net of tax	4,535	3,425	5,386	5,504

Note T – Subsequent Event

On January 22, 2016, Sterno Products, a wholly owned subsidiary of the company, acquired all of the outstanding stock of Northern International, Inc. (NII), for a purchase price of approximately $35.8 million (C$52.3 million). The purchase price includes a potential earn-out payable over two years of $1.8 million (C$2.5 million), and is subject to working capital adjustments. Headquartered in Coquitlam, British Columbia, Canada, NII sells flameless candles and outdoor lighting products through the retail segment. Sterno Products financed the acquisition and payment of the related transaction costs through the issuance of an additional $37.0 million in inter-company loans with the Company.

SCHEDULE II – Valuation and Qualifying Accounts

	Balance at	Additions
(in thousands)	beginning of year	Charge to costs and expense	Other (1)	Deductions	Balance at end of Year
Allowance for doubtful accounts - 2013	$1,438	$2,208	$—	$1,448	$2,198
Allowance for doubtful accounts - 2014	$2,198	$3,438	$494	$2,234	$3,896
Allowance for doubtful accounts - 2015	$3,896	$3,220	$15	$3,523	$3,608
Valuation allowance for deferred tax assets - 2013	$1,350	$2,660	$—	$—	$4,010
Valuation allowance for deferred tax assets - 2014	$4,010	$956	$248	$—	$5,214
Valuation allowance for deferred tax assets - 2015	$5,214	$752	$—	$1,469	$4,497

(1)	Represents opening allowance balances related to current year acquisitions, and the ending allowance for FOX, which was deducted as a result of the deconsolidation of the FOX subsidiary during 2014 .

S-1

INDEX TO EXHIBITS

Exhibit Number	Description
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

E-1

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

10.12
First Amendment to Credit Agreement dated June 29, 2015, by and among Compass Group Diversified Holdings LLC, the Lenders signatory thereto, U.S. Bank National Association and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the 8-K filed on July 2, 2015 (File No. 001-34927)).

10.13*
Second Amendment to Credit Agreement dated December 15, 2015, by and among Compass Group Diversified Holdings LLC, the Lenders signatory thereto, U.S. Bank National Association and Bank of America, N.A.

10.14
Sixth Amended and Restated Management Service Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of September 30, 2014 and originally effective as of May 16, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 7, 2014 (File No. 001-34927)).

10.15†
Employment Agreement dated July 11, 2013, between Compass Group Management LLC and Ryan J. Faulkingham (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 11, 2013 (File No. 001-34927)).

10.16
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

E-2

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

99.12
Stock Purchase Agreement dated as of June 5, 2015, by and among Fresh Hemp Foods Ltd., 1037270 B.C. Ltd., 1037269 B.C. Ltd., the Stockholders’ Representative and the Signing Stockholders (incorporated by reference to exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 8, 2015 (File No. 001-34927)).

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

E-3