Form 10-Q
period 2016-03-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2016-05-04
CIK 1345126, 1345122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

As of April 29, 2016, there were 54,300,000 shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2016

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

PART I
FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS

Compass Diversified Holdings
Condensed Consolidated Balance Sheets

(in thousands)	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,567	$85,869
Accounts receivable, net	127,432	114,320
Inventories	78,994	68,371
Prepaid expenses and other current assets	20,610	22,803
Total current assets	299,603	291,363
Property, plant and equipment, net	118,085	118,050
Equity method investment (refer to Note F)	191,439	249,747
Goodwill	413,735	398,488
Intangible assets, net	358,373	353,404
Other non-current assets	11,004	9,990
Total assets	$1,392,239	$1,421,042
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$52,651	$50,403
Accrued expenses	43,301	47,959
Due to related party	250	5,863
Current portion, long-term debt	3,250	3,250
Other current liabilities	9,974	9,004
Total current liabilities	109,426	116,479
Deferred income taxes	105,608	103,745
Long-term debt	308,208	308,639
Other non-current liabilities	27,441	18,960
Total liabilities	550,683	547,823
Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 54,300 shares issued and outstanding at March 31, 2016 and December 31, 2015	823,736	825,321
Accumulated other comprehensive loss	(5,107)	(9,804)
Accumulated (deficit) earnings	(25,004)	10,567
Total stockholders’ equity attributable to Holdings	793,625	826,084
Noncontrolling interest	47,931	47,135
Total stockholders’ equity	841,556	873,219
Total liabilities and stockholders’ equity	$1,392,239	$1,421,042
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
	2016	2015
(in thousands, except per share data)
Net sales	$169,761	$144,296
Service revenues	38,286	35,129
Total net revenues	208,047	179,425
Cost of sales	112,235	99,032
Cost of service revenues	29,551	27,823
Gross profit	66,261	52,570
Operating expenses:
Selling, general and administrative expense	44,473	33,026
Management fees	6,458	6,733
Amortization expense	7,826	7,822
Impairment expense	—	8,907
Operating income (loss)	7,504	(3,918)
Other income (expense):
Interest expense, net	(11,462)	(9,717)
Amortization of debt issuance costs	(570)	(545)
Loss on equity method investment	(10,623)	(13,447)
Other income, net	3,420	10
Loss from continuing operations before income taxes	(11,731)	(27,617)
Provision for income taxes	3,296	2,393
Loss from continuing operations	(15,027)	(30,010)
Income from discontinued operations, net of income tax	—	4,723
Net loss	(15,027)	(25,287)
Less: Net income (loss) attributable to noncontrolling interest	996	(526)
Less: Income from discontinued operations attributable to noncontrolling interest	—	141
Net loss attributable to Holdings	$(16,023)	$(24,902)
Amounts attributable to Holdings
Loss from continuing operations	(16,023)	(29,484)
Income from discontinued operations, net of income tax	—	4,582
Net loss attributable to Holdings	$(16,023)	$(24,902)
Basic and fully diluted income (loss) per share attributable to Holdings (refer to Note L)
Continuing operations	$(0.31)	$(0.55)
Discontinued operations	—	0.08
	$(0.31)	$(0.47)
Weighted average number of shares of trust stock outstanding – basic and fully diluted	54,300	54,300
Cash distributions declared per share (refer to Note L)	$0.36	$0.36

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2016	2015
(in thousands)
Net loss	$(15,027)	$(25,287)
Other comprehensive income (loss)
Foreign currency translation adjustments	5,220	(90)
Pension benefit liability, net	(523)	(60)
Other comprehensive income (loss)	4,697	(150)
Total comprehensive income, net of tax	(10,330)	(25,437)
Less: Net income (loss) attributable to noncontrolling interests	996	(385)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	1,226	(5)
Total comprehensive loss attributable to Holdings, net of tax	$(12,552)	$(25,047)
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

(in thousands)	Number of Shares	Amount	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Total Stockholders’ Equity
Balance — January 1, 2016	54,300	$825,321	$10,567	$(9,804)	$826,084	$47,135	$873,219
Net income (loss)	—	—	(16,023)	—	(16,023)	996	(15,027)
Total comprehensive income, net	—	—	—	4,697	4,697	—	4,697
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	1,189	1,189
Effect of subsidiary stock options exercise	—	(578)	—	—	(578)	4,333	3,755
Purchase of noncontrolling interest - Liberty (refer to Note N)	—	(1,007)	—	—	(1,007)	(469)	(1,476)
Distributions to noncontrolling shareholders - Liberty (refer to Note N)	—	—	—	—	—	(5,253)	(5,253)
Distributions paid	—	—	(19,548)	—	(19,548)	—	(19,548)
Balance — March 31, 2016	54,300	$823,736	$(25,004)	$(5,107)	$793,625	$47,931	$841,556
See notes to condensed consolidated financial statements.

Compass Diversified Holdings Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(in thousands)	2016	2015
Cash flows from operating activities:
Net loss	$(15,027)	$(25,287)
Income from discontinued operations	—	4,723
Net loss from continuing operations	(15,027)	(30,010)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	5,859	5,549
Amortization expense	9,049	7,822
Impairment expense	—	8,907
Amortization of debt issuance costs and original issue discount	738	713
Unrealized loss on interest rate swap	7,228	4,314
Noncontrolling stockholder stock based compensation	1,189	795
Loss on equity method investment	10,623	13,447
Deferred taxes	214	(1,095)
Other	(61)	390
Changes in operating assets and liabilities, net of acquisition:
Decrease in accounts receivable	6,307	10,159
Increase in inventories	(1,170)	(1,769)
Decrease (increase) in prepaid expenses and other current assets	(610)	418
Decrease in accounts payable and accrued expenses	(18,314)	(21,285)
Net cash provided by (used in) operating activities - continuing operations	6,025	(1,645)
Net cash provided by operating activities - discontinued operations	—	4,932
Cash provided by operating activities	6,025	3,287
Cash flows from investing activities:
Acquisitions, net of cash acquired	(35,553)	—
Purchases of property and equipment	(4,406)	(3,657)
Net proceeds from sale of equity investment	47,685	—
Payment of interest rate swap	(500)	(495)
Purchase of noncontrolling interest (refer to Note N)	(1,476)	—
Other investing activities	97	125
Net cash provided by (used in) investing activities - continuing operations	5,847	(4,027)
Net cash used in investing activities - discontinued operations	—	(1,133)
Cash provided by (used in) investing activities	5,847	(5,160)

Compass Diversified Holdings Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(in thousands)	2016	2015
Cash flows from financing activities:
Borrowings under credit facility	—	35,500
Repayments under credit facility	(813)	(17,038)
Distributions paid	(19,548)	(19,548)
Net proceeds provided by noncontrolling shareholders (refer to Note N)	3,755	—
Distributions paid to noncontrolling shareholders (refer to Note N)	(5,253)	—
Other	(282)	(227)
Net cash used in financing activities	(22,141)	(1,313)
Foreign currency impact on cash	(3,033)	(67)
Net decrease in cash and cash equivalents	(13,302)	(3,253)
Cash and cash equivalents — beginning of period (1)	85,869	23,703
Cash and cash equivalents — end of period (2)	$72,567	$20,450
(1) Includes cash from discontinued operations of $1.8 million at January 1, 2015.
(2) Includes cash from discontinued operations of $3.1 million at March 31, 2015.

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2016

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
The Company is a controlling owner of eight businesses, or reportable operating segments, at March 31, 2016. The segments are as follows: The Ergo Baby Carrier, Inc. ("Ergobaby"), Liberty Safe and Security Products, Inc. ("Liberty Safe" or "Liberty"), Fresh Hemp Foods Ltd. ("Manitoba Harvest"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold" or "Arnold Magnetics"), Clean Earth Holdings, Inc. ("Clean Earth"), Candle Lamp Company, LLC ("Sterno Products") and Tridien Medical, Inc. ("Tridien"). Refer to Note E for further discussion of the operating segments. The Company also owns a non-controlling interest of approximately 33.1% in Fox Factory Holding Corp. ("FOX") which is accounted for as an equity method investment. Compass Group Management LLC, a Delaware limited liability company ("CGM" or the "Manager"), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a management services agreement ("MSA").

Note B — Presentation and Principles of Consolidation
The condensed consolidated financial statements for the three month periods ended March 31, 2016 and March 31, 2015, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Discontinued Operations
The Company completed the sale of its majority owned subsidiary, CamelBak Products, LLC ("CamelBak") during the third quarter of 2015. In October 2015, the Company sold its majority owned subsidiary, American Furniture Manufacturing, Inc. ("AFM" or "American Furniture") which met the criteria to be classified as a discontinued operation as of September 30, 2015. As a result, the Company reported the results of operations of CamelBak and American Furniture as discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2015. Refer to Note D for additional information. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.

Recently Adopted Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standard update to simplify the presentation of deferred taxes by requiring companies to classify all deferred tax assets and liabilities, along with any related valuation allowances, as noncurrent on the balance sheet. Adoption of this standard is required for annual periods beginning after December 15, 2016 and early adoption is permitted. The Company adopted this guidance early, effective as of January 1, 2016, on a prospective basis, which is permitted under the standard. At January 1, 2016, the Company had $6.1 million classified as current deferred tax assets which was reclassified to long-term deferred tax assets, and no amount classified as current deferred tax liabilities.
In September 2015, the FASB issued an accounting standard to simplify the accounting for measurement period adjustments in connection with business combinations by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard update is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The standard update is to be applied prospectively to adjustments of provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements. The amendment was effective for the Company on January 1, 2016.

In April 2015, the FASB issued an accounting standard update intended to simplify the presentation of debt issuance costs in the balance sheet. The new guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. In August 2015, the FASB issued additional guidance which addresses the Security and Exchange Commission's ("SEC") comments related to the absence of authoritative guidance within the accounting standard update related to line-of-credit arrangements. The SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance cost ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the line of credit arrangement. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Retrospective adoption is required. The Company adopted this guidance on January 1, 2016 and has reclassified debt issuance costs associated with the Company's term debt of $4.4 million and $4.6 million as of March 31, 2016 and December 31, 2015, respectively, from long-term assets to long-term debt. Deferred debt issuance costs incurred in connection with the Company's revolving credit facility of $4.5 million and $4.9 million at March 31, 2016 and December 31, 2015, respectively, continue to be classified as long-term assets.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued an accounting standard update related to the accounting for leases which will require an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The standard update offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, the new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires modified retrospective adoption, with early adoption permitted. Accordingly, this standard is effective for the Company on January 1, 2019. The Company is currently assessing impact of the new standard on our consolidated financial statements.

In July 2015, the FASB issued an accounting standard update intended to simplify the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. The new guidance applies only to inventory that is determined by methods other than last-in-first-out and the retail inventory method. The Company does not believe that the adoption of this new accounting guidance will have a significant impact on its consolidated financial statements. The guidance is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption of the guidance is permitted.

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

Note C — Acquisitions
Acquisition of Manitoba Harvest

On July 10, 2015, FHF Holdings Ltd., a majority owned subsidiary of the Company, and 1037269 B.C. Ltd., a wholly owned subsidiary of FHF Holdings Ltd. (together, the "Buyer"), closed on the acquisition of all the issued and outstanding capital stock of Fresh Hemp Foods Ltd. ("Manitoba Harvest"). Subsequent to the closing, 1037269 B.C. Ltd. merged with and into Manitoba Harvest. Headquartered in Winnipeg, Manitoba, Manitoba Harvest is a global leader in branded, hemp-based foods.

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

Manitoba Harvest
(in thousands)
Assets:
Cash	$164
Accounts receivable	3,787
Inventory (1)	8,743
Property, plant and equipment	8,203
Goodwill	37,882
Intangible assets	63,687
Other current and noncurrent assets	986
Total assets	$123,452

Liabilities and noncontrolling interest:
Current liabilities	$3,267
Deferred tax liabilities	16,593
Other liabilities	23,332
Noncontrolling interest	7,638
Total liabilities and noncontrolling interest	$50,830

Net assets acquired	$72,622
Noncontrolling interest	7,638
Intercompany loans to business	23,593
$103,853

Acquisition Consideration
Purchase price	$104,437
Working capital adjustment	(584)
Total purchase consideration	$103,853
Less: Transaction costs	1,145
Purchase price, net	$102,708

(1) Includes $3.1 million of step-up in the basis of inventory.

The Company incurred $1.1 million of transaction costs in conjunction with the acquisition of Manitoba Harvest during 2015 which were included in selling, general and administrative expenses in the consolidated statements of income during the year ended December 31, 2015. The goodwill of $37.9 million, which is not expected to be deductible for tax purposes, reflects the strategic fit of Manitoba Harvest into the Company's branded products businesses.

The values assigned to the identified intangible assets were determined by discounting estimated future cash flows associated with these assets to their present value. The intangible assets recorded in connection with the Manitoba Harvest acquisition are as follows (in thousands):

Intangible assets	Amount	Estimated Useful Life
Tradename (unamortizable)	$13,005	N/a
Technology and processes	9,616	10 years
Customer relationships	41,066	15 years
	$63,687

Unaudited pro forma information
The following unaudited pro forma data for the three months ended March 31, 2015 gives effect to the acquisition of Manitoba Harvest, as described above, as if the acquisition had been completed as of January 1, 2015, and the sale of CamelBak and AFM as if the dispositions had been completed on January 1, 2015. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

(in thousands)	Three months ended March 31, 2015
Net sales	$190,055
Operating loss	(3,870)
Net loss	(30,643)
Net loss attributable to Holdings	(30,152)
Basic and fully diluted net loss per share attributable to Holdings	$(0.57)

Other acquisitions
Sterno Products
On January 22, 2016, Sterno Products, a wholly owned subsidiary of the company, acquired all of the outstanding stock of Northern International, Inc. (NII), for a total purchase price of approximately $35.8 million (C$50.6 million), plus a potential earn-out opportunity payable over the next two years up to a maximum amount of $1.8 million (C$2.5 million), and is subject to working capital adjustments. The contingent consideration was fair valued on a preliminary basis at $1.5 million, based on probability weighted models of the achievement of certain performance based financial targets. Refer to Note K - "Fair Value Measurements." for a description of the valuation technique used to fair value the contingent consideration. Headquartered in Coquitlam, British Columbia, Canada, NII sells flameless candles and outdoor lighting products through the retail segment. Sterno Products financed the acquisition and payment of the related transaction costs through the issuance of an additional $37.0 million in inter-company loans with the Company.
In connection with the acquisition, Sterno recorded a preliminary purchase price allocation of $11.6 million of goodwill, which is not expected to be deductible for income tax purposes, $8.8 in intangible assets and $1.2 million in inventory step-up. In addition, the earn-out provision of the purchase price was allocated a fair value of $1.5 million. The remainder of the purchase consideration was allocated to net assets acquired less net liabilities assumed. Sterno Products incurred $0.4 million in acquisition related costs in connection with the NII acquisition. The Company expects to finalize the purchase price allocation for NII during 2016 within the measurement period.
Manitoba Harvest
On December 15, 2015, the Company's Manitoba Harvest subsidiary completed the acquisition of Hemp Oil Canada, Inc. (HOCI), for a purchase price of $30.8 million (C$42.0 million). HOCI is a bulk wholesale producer, private label packager and custom processor of hemp food product ingredients, located in Ste. Agathe, Manitoba. Manitoba Harvest incurred $0.4 million (C$0.5 million) of acquisition related costs for the HOCI acquisition which are recorded in selling, general and administrative expenses in the consolidated results of operation for the year ending December 31, 2015. The purchase price is subject to standard working capital adjustments. In connection with the acquisition of HOCI, certain of the selling shareholders of HOCI invested $6.8 million (C$9.3 million) in Manitoba Harvest in exchange for approximately 11% noncontrolling interest in Manitoba Harvest. The Company has not completed the preliminary allocation of the purchase price and has recorded the excess of the purchase price over the assets acquired as goodwill at March 31, 2016. The Company expects to finalize the purchase price allocation for HOCI during 2016 within the measurement period.

Note D - Discontinued operations

Sale of CamelBak

On August 3, 2015, the Company sold its majority owned subsidiary, CamelBak, based on a total enterprise value of $412.5 million. The CamelBak purchase agreement contains customary representations, warranties, covenants and indemnification provisions, and the transaction is subject to customary working capital adjustments.

The Company received approximately $367.8 million in cash related to its debt and equity interests in CamelBak after payments to noncontrolling shareholders and payment of all transaction expenses. The Company recognized a gain of $164.0 million, net of tax, during 2015 as a result of the sale of CamelBak.

Sale of AFM

On October 5, 2015, the Company sold its majority owned subsidiary, American Furniture, for a sale price of $24.1 million. The Company received approximately $23.5 million in net proceeds related to its debt and equity interests in American Furniture after payment of all transaction expenses. The Company recognized a loss on the sale of American Furniture of $14.3 million during 2015.

Summarized operating results of discontinued operations for the three months ended March 31, 2015 are as follows:

	Three months ended March 31, 2015
(in thousands)	CamelBak	American Furniture	Total discontinued operations
Net sales	$36,922	$40,925	$77,847
Gross profit	15,232	4,115	19,347
Operating income	4,351	1,676	6,027
Income from continuing operations before income taxes	4,029	1,681	5,710
Provision for income taxes	987	—	987
Income from discontinued operations (1)	$3,042	$1,681	$4,723

(1) The results for the three months ended March 31, 2015 exclude $2.2 million of intercompany interest expense.

Note E — Operating Segment Data
At March 31, 2016, the Company had eight reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

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

•
Liberty Safe is a designer, manufacturer and marketer of premium home, gun and office safes in North America. From it’s over 314,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. Liberty is headquartered in Payson, Utah.

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

•
Sterno Products is a manufacturer and marketer of portable food warming fuel and creative table lighting solutions for the food service industry. Sterno Products's products include wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps. Sterno Products is headquartered in Corona, California.

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
A disaggregation of the Company’s consolidated revenue and other financial data for the three months ended March 31, 2016 and 2015 is presented below (in thousands):

Net sales of operating segments	Three months ended March 31,
	2016	2015
Ergobaby	$19,415	$20,668
Liberty	29,000	25,854
Manitoba Harvest	13,717	—
ACI	21,517	21,418
Arnold Magnetics	27,383	31,188
Clean Earth	38,286	35,129
Sterno Products	43,969	28,604
Tridien	14,760	16,564
Total	208,047	179,425
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—
Total consolidated revenues	$208,047	$179,425

Profit (loss) of operating segments (1)	Three months ended March 31,
	2016	2015
Ergobaby	$4,090	$5,406
Liberty	4,841	1,404
Manitoba Harvest	363	—
ACI	5,832	5,721
Arnold Magnetics	626	1,754
Clean Earth	(958)	(1,554)
Sterno Products	2,412	1,656
Tridien	(577)	(8,692)
Total	16,629	5,695
Reconciliation of segment profit to consolidated income (loss) before income taxes:
Interest expense, net	(11,462)	(9,717)
Other income, net	3,420	10
Loss on equity method investment	(10,623)	(13,447)
Corporate and other (2)	(9,695)	(10,158)
Total consolidated loss before income taxes	$(11,731)	$(27,617)

(1)	Segment profit (loss) represents operating income (loss).

(2)	Primarily relates to management fees expensed and payable to CGM, and corporate overhead expenses.

	Accounts Receivable		Identifiable Assets		Depreciation and Amortization Expense
	March 31,	December 31,	March 31,	December 31,	Three months ended March 31,
	2016	2015	2016 (1)	2015 (1)	2016	2015
Ergobaby	$11,130	$8,076	$59,417	$62,436	$835	$850
Liberty	12,783	12,941	29,255	31,395	656	1,592
Manitoba Harvest	8,262	5,512	88,769	88,541	1,314	—
ACI	6,747	5,946	18,421	17,275	841	757
Arnold Magnetics	18,006	15,083	69,013	72,310	2,237	2,194
Clean Earth	33,927	42,291	180,962	185,087	4,955	5,392
Sterno Products	33,922	19,508	142,403	121,910	3,451	1,464
Tridien	6,301	8,571	14,421	15,526	619	619
Allowance for doubtful accounts	(3,646)	(3,608)	—	—	—	—
Total	127,432	114,320	602,661	594,480	14,908	12,868
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	56,973	64,007	—	503
Equity method investment	—	—	191,439	249,747	—	—
Amortization of debt issuance costs and original issue discount	—	—	—	—	738	713
Total	$127,432	$114,320	$851,073	$908,234	$15,646	$14,084

(1)	Does not include accounts receivable balances per schedule above or goodwill balances - refer to "Note H - Goodwill and Other Intangible Assets".

Geographic Information

International Revenues	Three months ended March 31,
	2016	2015
Ergobaby	$10,377	$10,956
Manitoba Harvest	6,130	—
Arnold Magnetics	10,799	12,369
Sterno Products	5,192	684
	$32,498	$24,009

Note F - Equity Method Investment

Investment in FOX

FOX is a designer, manufacturer and marketer of high-performance ride dynamic products used primarily for bicycles, side-by-side vehicles, on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, snowmobiles, specialty vehicles and applications, and motorcycles. FOX’s products offer innovative design, performance, durability and reliability that enhance ride dynamics by improving performance and control. FOX is headquartered in Scotts Valley, California. In July 2014, FOX, a former majority owned subsidiary of the Company that is publicly traded on the NASDAQ Stock Market under the ticker "FOXF," used a registration statement on Form S-1 under the Securities Act filed with the Securities and Exchange Commission for a public offering of its common stock (the "FOX Secondary Offering"). CODI sold 4,466,569 shares of FOX common stock in connection with the FOX Secondary Offering. As a result of the sale of the shares by the Company in the FOX Secondary Offering, the Company’s ownership interest in FOX decreased to approximately 41.2%, which resulted in the deconsolidation of the FOX operating segment in the Company’s consolidated financial statements effective as of the date of the FOX Secondary Offering.
On March 15, 2016, the Company sold 2,500,000 of its FOX shares through a secondary offering at a price of $15.895 per share, which represented an underwriter's discount of 8.5% from the FOX share closing price on the date the offering was priced. Concurrently with the offering, FOX purchased 500,000 shares of their shares directly from the Company, also at a price of $15.895 per share. As a result of the sale of shares through the offering and the repurchase of shares by FOX, the Company sold a total of 3,000,000 shares of FOX common stock, with total net proceeds of approximately $47.7 million. Upon completion of the offering and repurchase of shares by FOX, the Company's ownership interest in FOX was reduced from approximately 41.2% to 33.1%. The Company currently owns approximately 12.1 million shares of FOX common stock.

The Company has elected to account for its investment in FOX at fair value using the equity method beginning on the date the investment became subject to the equity method of accounting. The Company uses the equity method of accounting when it has the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. For equity method investments which the Company has elected to measure at fair value, unrealized gains and losses are reported in the consolidated statement of operations as gain (loss) from equity method investments. The equity method investment in FOX had a fair value of $191.4 million on March 31, 2016 based on the closing price of FOX shares on that date. The Company recognized a loss of $10.6 million for the three months ended March 31, 2016 due to the change in the fair value of the FOX investment and the effect of the underwriter's discount on the sale of FOX shares.

The condensed balance sheet information and results of operations of the Company's FOX investment are summarized below (in thousands):

Condensed Balance Sheet information
	March 31, 2016	December 31, 2015
Current assets	$132,712	$131,941
Non-current assets	149,688	145,775
	$282,400	$277,716

Current liabilities	$71,809	$73,970
Non-current liabilities	60,766	51,486
Stockholders' equity	149,825	152,260
	$282,400	$277,716

Condensed Results of Operations
	Three months ended March 31, 2016	Three months ended March 31, 2015
Net revenue	$80,217	$67,788
Gross profit	25,118	18,783
Operating income	5,694	1,539
Net income	$3,262	$770

Note G — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Machinery and equipment	$137,866	$135,357
Office furniture, computers and software	10,302	9,500
Leasehold improvements	9,419	8,706
Buildings and land	32,767	31,856
	190,354	185,419
Less: accumulated depreciation	(72,269)	(67,369)
Total	$118,085	$118,050
Depreciation expense was $5.9 million for the three months ended March 31, 2016, and $5.5 million for the three months ended March 31, 2015.

Inventory
Inventory is comprised of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Raw materials and supplies	$30,547	$29,809
Work-in-process	10,085	9,035
Finished goods	43,018	33,653
Less: obsolescence reserve	(4,656)	(4,126)
Total	$78,994	$68,371

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

Goodwill
2016 Annual goodwill impairment testing
The Company uses a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment testing. The qualitative factors we consider include, in part, the general macroeconomic environment, industry and market specific conditions for each reporting unit, financial performance including actual versus planned results and results of relevant prior periods, operating costs and cost impacts, as well as issues or events specific to the reporting unit. At March 31, 2016, we determined that the Tridien reporting unit required further quantitative testing (step 1) because we could not conclude that the fair value of the reporting unit exceeds its carrying value based on qualitative factors alone. For the reporting units that were tested qualitatively, the results of the qualitative analysis indicated that the fair value of those reporting units exceeded their carrying value. The Company expects to conclude the goodwill impairment testing during the quarter ended June 30, 2016.
2015 Interim goodwill impairment testing

In January 2015, one of Tridien's largest customers informed Tridien that they would not renew their purchase agreement when it expired in the fourth quarter of 2015. The expected lost sales and net income from this customer were significant enough to trigger an interim goodwill impairment analysis in the first quarter of 2015, which resulted in an impairment of the carrying amount of Tridien's goodwill of $8.9 million.

A summary of the net carrying value of goodwill at March 31, 2016 and December 31, 2015, is as follows (in thousands):

	Three months ended March 31, 2016	Year ended December 31, 2015
Goodwill - gross carrying amount	475,566	460,319
Accumulated impairment losses	(61,831)	(61,831)
Goodwill - net carrying amount	$413,735	$398,488

The following is a reconciliation of the change in the carrying value of goodwill for the three months ended March 31, 2016 by operating segment (in thousands):

	Corporate (1)	Ergobaby	Liberty	Manitoba Harvest	ACI	Arnold (2)	Clean Earth	Sterno	Tridien	Total
Balance as of January 1, 2016	$8,649	$41,664	$32,828	$52,672	$58,019	$51,767	$111,339	$33,716	$7,834	$398,488
Acquisition of Northern International Inc. (3)	—	—	—	—	—	—	—	11,556	—	11,556
Foreign currency translation	—	—	—	3,691	—	—	—	—	—	3,691
Balance as of March 31, 2016	$8,649	$41,664	$32,828	$56,363	$58,019	$51,767	$111,339	$45,272	$7,834	$413,735

(1)
Represents goodwill resulting from purchase accounting adjustments not "pushed down" to the ACI segment. This amount is allocated back to the respective segment for purposes of goodwill impairment testing.

(2)	Arnold Magnetics has three reporting units PMAG, FlexMag and Precision Thin Metals with goodwill balances of $40.4 million, $4.8 million and $6.5 million, respectively.

(3)	The goodwill related to the acquisition of NII by Sterno Products in the first quarter of 2016 is based on a preliminary purchase price allocation.
Other intangible assets
2016 Annual indefinite lived impairment testing

The Company uses a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. The Company evaluated the qualitative factors of each reporting unit that maintains indefinite lived intangible assets in connection with the annual impairment testing for 2016. Results of the qualitative analysis indicate that the carrying value of the Company’s indefinite lived intangible assets did not exceed their fair value.

2015 long-lived asset impairment
The Company evaluates long-lived assets for potential impairment whenever events occur or circumstances indicate that the carrying amount of the assets may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. As noted above, Tridien's expected loss of a large customer during the fourth quarter of 2015 triggered an interim goodwill impairment which resulted in Tridien recognizing impairment of both the goodwill and the technology and patent intangible asset. The Company completed the interim impairment testing during the second quarter of 2015 and recognized $0.2 million of impairment expense related to the technology and patent intangible asset during the three months ended June 30, 2015 in the condensed consolidated statements of operations.

Other intangible assets are comprised of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015	Weighted Average Useful Lives
Customer relationships	$232,636	$226,722	12
Technology and patents	44,662	41,001	9
Trade names, subject to amortization	27,563	25,130	17
Licensing and non-compete agreements	6,786	6,686	5
Permits and airspace	98,673	98,673	13
Distributor relations and other	606	606	5
	410,926	398,818
Accumulated amortization:
Customer relationships	(78,665)	(74,519)
Technology and patents	(20,118)	(19,032)
Trade names, subject to amortization	(5,127)	(4,697)
Licensing and non-compete agreements	(6,586)	(6,575)
Permits and airspace	(14,611)	(12,313)
Distributor relations and other	(606)	(606)
Total accumulated amortization	(125,713)	(117,742)
Trade names, not subject to amortization	73,160	72,328
Total intangibles, net	$358,373	$353,404

Amortization expense related to intangible assets was $7.8 million and $7.8 million for the three months ended March 31, 2016 and 2015, respectively. Estimated charges to amortization expense of intangible assets over the next five years, is as follows (in thousands):

April 1, 2016 through Dec. 31, 2016	$22,317
2017	27,874
2018	26,902
2019	25,561
2020	25,315
$127,969

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

Debt Issuance Costs

Deferred debt issuance costs represent the costs associated with the entering into the 2014 Credit Facility and are amortized over the term of the related debt instrument. The Company's 2014 Credit Facility is comprised of the 2014 Revolving Credit Facility and the 2014 Term Loan Facility. Since the Company can borrow, repay and reborrow principal under the 2014 Revolving Credit Facility, the debt issuance costs associated with this facility have been classified as other non-current assets in the accompanying consolidated balance sheet. The debt issuance costs associated with the 2014 Term Loan are classified as a reduction of long-term debt in the accompanying consolidated balance sheet. The following table summarizes debt issuance costs at March 31, 2016 and December 31, 2015, and the balance sheet classification in each of the periods presents (in thousands):

	March 31, 2016	December 31, 2015
Deferred debt issuance costs	$12,973	$12,973
Accumulated amortization	(4,054)	(3,508)
Deferred debt issuance costs, less accumulated amortization	$8,919	$9,466

Balance Sheet classification:
Other non-current assets	$4,529	$4,863
Long-term debt	4,390	4,603
	$8,919	$9,466

The following table provides the Company’s debt holdings at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Revolving Credit Facility	$—	$—
Term Loan	319,313	320,125
Original issue discount	(3,465)	(3,633)
Debt issuance costs - term loan	(4,390)	(4,603)
Total debt	$311,458	$311,889
Less: Current portion, term loan facilities	(3,250)	(3,250)
Long term debt	$308,208	$308,639
Net availability under the 2014 Revolving Credit Facility was approximately $395.5 million at March 31, 2016. Letters of credit outstanding at March 31, 2016 totaled approximately $4.5 million. At March 31, 2016, the Company was in compliance with all covenants as defined in the 2014 Credit Facility.

Note J — Derivative Instruments and Hedging Activities
On September 16, 2014, the Company purchased an interest rate swap ("New Swap") with a notional amount of $220 million. The New Swap is effective April 1, 2016 through June 6, 2021, the termination date of the 2014 Term Loan. The agreement requires the Company to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At March 31, 2016 and December 31, 2015, this Swap had a fair value loss of $20.2 million and $13.0 million, respectively, principally reflecting the present value of future payments and receipts under the agreement.
On October 31, 2011, the Company purchased a three-year interest rate swap (the "Swap") with a notional amount of $200 million effective January 1, 2014 through March 31, 2016. The agreement requires the Company to pay interest on the notional amount at the rate of 2.49% in exchange for the three-month LIBOR rate, with a floor of 1.5%. At December 31, 2015, the Swap had a fair value loss of $0.5 million. A final payment under the Swap of $0.5 million was made on March 31, 2016 when the Swap contract ended.
The Company did not elect hedge accounting for the above derivative transactions and as a result, periodic mark-to-market changes in fair value are reflected as a component of interest expense in the consolidated statement of operations.
The following table reflects the classification of the Company's interest rate swaps on the consolidated Balance Sheets at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Other current liabilities	$4,967	$3,914
Other noncurrent liabilities	15,243	9,569
Total fair value	$20,210	$13,483

Note K — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements at March 31, 2016
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Equity method investment - FOX	$191,439	$191,439	$—	$—
Liabilities:
Call option of noncontrolling shareholder (1)	(25)	—	—	(25)
Put option of noncontrolling shareholders (2)	(50)	—	—	(50)
Contingent consideration - acquisition (3)	(1,500)	—	—	(1,500)
Interest rate swap	(20,210)	—	(20,210)	—
Total recorded at fair value	$169,654	$191,439	$(20,210)	$(1,575)

(1)	Represents a noncontrolling shareholder’s call option to purchase additional common stock in Tridien.

(2)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition.

(3)	Represents potential earn-out payable by Sterno Products for the acquisition of NII.

	Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Equity method investment - FOX	$249,747	$249,747	$—	$—
Liabilities:
Call option of noncontrolling shareholder	(25)	—	—	(25)
Put option of noncontrolling shareholders	(50)	—	—	(50)
Interest rate swaps	(13,483)	—	(13,483)	—
Total recorded at fair value	$236,189	$249,747	$(13,483)	$(75)
Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1, 2016 through March 30, 2016 are as follows (in thousands):

2016
Balance at January 1st	$(75)
Contingent consideration - acquisition	(1,500)
Balance at March 31st	$(1,575)
Valuation Techniques
Contingent Consideration:
Sterno Products entered into a contingent consideration arrangement associated with the purchase of NII in January 2016. The earnout provision provides for payments up to $1.8 million over a two year period subsequent to acquisition. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is the performance target defined and measured to determine the earnout payment due, if any, after each defined measurement period. The contingent consideration was valued at $1.5 million using probability weighted models.

The Company has not changed its valuation techniques in measuring the fair value of any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

2014 Term Loan

At March 31, 2016, the carrying value of the principal under the Company’s outstanding 2014 Term Loan, including the current portion, was $319.3 million, which approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company's net leverage ratio. The estimated fair value of the outstanding 2014 Term Loan is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 in the fair value hierarchy.

Nonrecurring Fair Value Measurements

The following table provides the assets carried at fair value measured on a non-recurring basis as of December 31, 2015. There were no assets carried at fair value measurement on a non-recurring basis as of March 31, 2016.

	Fair Value Measurements at December 31, 2015				Year ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	December 31, 2015

Technology (1)	$220	$—	$—	$220	$237
Goodwill (1)	$7,834	$—	$—	$7,834	$8,928

(1) Represents the fair value of the respective assets at the Tridien business segment subsequent to the goodwill and long-lived asset impairment charge recognized during 2015.

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
Profit Allocation Interests
The Allocation Interests represent the original equity interest in the Company. The holders of the Allocation Interests ("Holders") are entitled to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The distributions of the profit allocation are paid upon the occurrence of the sale of a material amount of capital stock or assets of one of the Company’s businesses ("Sale Event") or, at the option of the Holders, at each five year anniversary date of the acquisition of one of the Company’s businesses ("Holding Event"). The Company records distributions of the profit allocation to the Holders upon occurrence of a Sale Event or Holding Event as distributions declared on Allocation Interests to stockholders’ equity when they are approved by the Company’s board of directors. The sale of FOX shares in March 2016 (refer to "Note F - Equity Method Investment") qualified as a Sale Event under the Company's LLC Agreement. As a result, in April 2016, the Company's board of directors approved and declared a profit allocation payment totaling $8.6 million profit allocation payment that will be paid to Holders during the second quarter of 2016.
Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.

Basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 attributable to Holdings is calculated as follows:

	Three months ended March 31,
	2016	2015
Loss from continuing operations attributable to Holdings	$(16,023)	$(29,484)
Less: Effect of contribution based profit - Holding Event	850	618
Loss from continuing operation attributable to Trust shares	$(16,873)	$(30,102)

Income from discontinued operations attributable to Holdings	$—	$4,582
Less: Effect of contribution based profit	—	180
Income from discontinued operations attributable to Trust shares	$—	$4,402

Basic and diluted weighted average shares outstanding	54,300	54,300

Basic and fully diluted income (loss) per share attributable to Holdings
Continuing operations	$(0.31)	$(0.55)
Discontinued operations	—	0.08
	$(0.31)	$(0.47)

Distributions

•	On January 28, 2016, the Company paid a distribution of $0.36 per share to holders of record as of January 21, 2016. This distribution was declared on January 7, 2016.

•	On April 28, 2016, the Company paid a distribution of $0.36 per share to holders of record as of April 21, 2016. This distribution was declared on April 7, 2016.

Note M — Warranties
The Company’s Ergobaby, Liberty and Tridien operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. A reconciliation of the change in the carrying value of the Company’s warranty liability for the three months ended March 31, 2016 and the year ended December 31, 2015 is as follows (in thousands):

	Three months ended March 31, 2016	Year ended December 31, 2015
Warranty liability:
Beginning balance	$2,771	$1,984
Accrual	134	1,194
Warranty payments	(72)	(407)
Ending balance	$2,833	$2,771

Note N — Noncontrolling Interest

Noncontrolling interest represents the portion of the Company’s majority-owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of March 31, 2016 and December 31, 2015:

	% Ownership (1) March 31, 2016		% Ownership (1) December 31, 2015
	Primary	Fully Diluted	Primary	Fully Diluted
Ergobaby	81.0	74.2	81.0	74.2
Liberty	88.6	84.7	96.2	84.6
Manitoba Harvest	76.6	65.6	76.6	65.6
ACI	69.4	69.3	69.4	69.3
Arnold Magnetics	96.7	86.9	96.7	87.3
Clean Earth	97.5	86.2	97.5	86.2
Sterno Products	100.0	89.7	100.0	89.7
Tridien	81.3	67.3	81.3	67.3

(1)	The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	March 31, 2016	December 31, 2015
Ergobaby	18,353	17,754
Liberty	1,937	2,934
Manitoba Harvest	14,114	14,071
ACI	5,237	4,295
Arnold Magnetics	2,117	2,113
Clean Earth	4,519	4,308
Sterno Products	778	644
Tridien	776	916
Allocation Interests	100	100
	$47,931	$47,135

Liberty Recapitalization

During the first quarter of 2016, the Company completed a recapitalization at Liberty whereby the Company entered into an amendment to the intercompany loan agreement with Liberty (the “Liberty Loan Agreement”). The Liberty Loan Agreement was amended to (i) provide for term loan borrowings of $38.0 million and revolving credit facility borrowings of $5.0 million to fund cash distributions totaling $35.3 million to its shareholders, including the Company, and (ii) extend the maturity dates of the term loans and revolving credit facility. Liberty’s noncontrolling shareholders received approximately $5.3 million in distributions as a result of the recapitalization. Immediately prior to the recapitalization, management exercised stock options for 75,095 shares of Liberty common shares, resulting in net proceeds from stock options at Liberty of $3.8 million. Liberty recognized $0.3 million in compensation expense related to the accelerated vesting of a portion of management's stock options at the time of exercise. The Company then purchased $1.5 million in Liberty common shares from members of Liberty management, resulting in Liberty's noncontrolling shareholders holding 11.4% of Liberty's outstanding shares subsequent to the recapitalization. The purchase of the Liberty common stock from noncontrolling shareholders and issuance of Liberty common stock related to the exercise of stock options by noncontrolling shareholders were at fair value and resulted in no change in control of Liberty. The difference between the consideration paid for the noncontrolling interest and the adjustment to the carrying amount of the Company's noncontrolling interest in Liberty was recognized in the Company's equity. Subsequent to the purchase of Liberty common shares and the exercise of the options, the Company owns 88.6% of Liberty on a primary basis and 84.7% on a fully diluted basis.

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
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the three months ended March 31, 2016 and 2015 are as follows:

	Three months ended March 31,
	2016	2015
United States Federal Statutory Rate	(35.0)%	(35.0)%
State income taxes (net of Federal benefits)	1.9	0.1
Foreign income taxes	7.6	(0.1)
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	19.9	10.5
Effect of loss on equity method investment (2)	31.7	17.0
Impact of subsidiary employee stock options	1.1	0.1
Domestic production activities deduction	(2.2)	(0.6)
Effect of impairment expense	—	9.7
Non-recognition of NOL carryforwards at subsidiaries	2.4	0.2
Other	0.7	6.7
Effective income tax rate	28.1%	8.6%

(1)	The effective income tax rate for the three months ended March 31, 2016 and 2015 includes a significant loss at the Company's parent, which is taxed as a partnership.

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
The unfunded liability of $3.8 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at March 31, 2016. Net periodic benefit cost consists of the following for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015
Service cost	$109	$162
Interest cost	34	47
Expected return on plan assets	5	(49)
Net periodic benefit cost	$148	$160

During the first quarter of 2016, Arnold recognized an increase in the unfunded pension liability primarily as a result of a decrease in the discount rate used to measure the pension benefit obligation. The discount rate decreased from 1.00% at December 31, 2015 to 0.45% at March 31, 2016, resulting in an increase to the pension benefit obligation at March 31, 2016.

During the three months ended March 31, 2016, per the terms of the pension agreement, Arnold contributed $0.1 million to the plan. For the remainder of 2016, the expected contribution to the plan will be approximately $0.4 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at March 31, 2016 were considered Level 3.

Note Q - Commitments and Contingencies
Legal Proceedings
Tridien
Tridien's subsidiary, AMF Support Services, Inc. ("AMF") is subject to a workers' compensation claim in the State of California, being adjudicated by the Riverside County Workers' Compensation Appeals Board.  The claim is the result of an industrial accident that occurred on March 2, 2013, and the injuries sustained by a contract employee working at Tridien's Corona, California facility.  The employee is seeking workers' compensation benefits from AMF, as the special employer, and the staffing company who employed the worker, as the general employer.  The employee has also alleged that the employee's injuries are the result of the employer's "serious and willful misconduct", and has made a claim under California Labor Code § 4553 for damages.  If proven, the "serious and willful" penalty is fixed by statute at either $0 or 50% of the value of all workers' compensation benefits paid as a result of the injury and is not insurable. The underlying workers' compensation claims are still being adjudicated.  At this stage, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from these proceedings. Accordingly, no amounts in respect of this matter have been provided in the Company's accompanying financial statements.  The Company believes it has meritorious defenses to the foregoing allegations and will continue to vigorously defend against the claims.  In addition, in July 2015, the California District Attorney's Office for the County of Riverside filed a criminal complaint against Tridien/AMF in Superior Court of California, County of Riverside, alleging violations of the California Labor Code and Penal Code in connection with the above described industrial accident.  In March 2016, Tridien/AMF pled no contest to a 6423(a) misdemeanor charge.  As required by the sentence imposed by the court, in April 2016, Tridien made payments totaling $750,000 for fines, penalties, and assessments to the Riverside Superior Court and certain other agencies as directed by the court.  Concurrently, Tridien made a payment of $49,875 to the California Division of Occupational Safety and Health Bureau of Investigations ("CAL OSHA") pursuant to a Stipulated Settlement Agreement (admitting no fault or liability) entered into by and between Tridien and CAL OSHA to end the appeal of seven OSHA citations issued by CAL OSHA related to the aforementioned accident.   Tridien had previously accrued $750,000 for legal fees, costs and potential fines related to foregoing criminal matter.

In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that any unfavorable outcomes will have a material adverse effect on the Company's consolidated financial position or results of operations.
Note R - Subsequent Events

Allocation Interests - Profit Allocation Payments
Sale Event
The sale of a portion of the Company's FOX shares in March 2016 qualified as a Sale Event under the Company's LLC Agreement. During the second quarter, the Company's Board of Directors declared a distribution to the Holders of the Allocation Interests of $8.6 million in connection with the Sale Event of FOX. The profit allocation payment will be made during the quarter ended June 30, 2016.
Acquisition
Clean Earth add-on
On April 15, 2016, the Company's Clean Earth subsidiary acquired certain assets of Phoenix Soil, LLC ("Phoenix Soil") and WIC, LLC (together with Phoenix Soil, the "Sellers") for a purchase price of $13.3 million. Phoenix Soil is based in Plainville, CT and provides environmental services for nonhazardous contaminated soil materials with a primary focus on soil. Phoenix Soil recently completed its transition to a new 58,000 square foot thermal desorption facility owned by WIC, LLC. The acquisition will increase Clean Earth's soil treatment capabilities and expand its geographic footprint into New England. Clean Earth financed the acquisition and payment of related transaction costs through the issuance of an additional $13.7 million in inter-company loans with the Company. The Company used cash on hand to fund the purchase price of Phoenix Soil.

Recapitalization of Advanced Circuits
During the second quarter of 2016, the Company completed a recapitalization at Advanced Circuits whereby the Company entered into an amendment to the inter-company loan agreement with Advanced Circuits (the "ACI Loan Agreement"). The ACI loan agreement was amended to provide for additional term loan borrowings of $61.0 million to fund a cash distributions to shareholders totaling $60.1 million. Minority interest shareholders of Advanced Circuits, including certain members of management at Advanced Circuits, received total distribution proceeds of $18.4 million. The Company used cash on hand to fund the distribution to minority shareholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the sections entitled "Forward-Looking Statements" included elsewhere in this Quarterly Report as well as those risk factors discussed in the section entitled "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2015 and Item 1A. Risk Factors in Part II of this quarterly report.
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

Recent Events
Acquisition of Northern International Inc.
On January 22, 2016, Sterno Products, a wholly owned subsidiary of the company, acquired all of the outstanding stock of Northern International, Inc. (NII), for a purchase price of approximately $35.8 million (C$50.6 million). The purchase price includes an earn-out payable over two years of up to a maximum amount of $1.8 million (C$2.5 million), and is subject to working capital adjustments. Headquartered in Coquitlam, British Columbia, Canada, NII sells flameless candles and outdoor lighting products through the retail segment. Sterno Products financed the acquisition and payment of the related transaction costs through the issuance of an additional $37.0 million in inter-company loans with the Company.
Partial Divestiture of FOX shares
During the first quarter of 2016, our equity method investment, FOX, closed on a secondary public offering of 2,500,000 shares of FOX common shares held by the Company. Concurrently with the closing of the offering, FOX repurchased 500,000 shares of FOX common stock held by the Company. As a result of the sale of shares through the offering and the repurchase of shares by FOX, we sold a total of 3,000,000 shares of FOX common stock, with total net proceeds of approximately $47.7 million. Upon completion of the offering and repurchase of shares by FOX, our ownership interest in FOX was reduced from approximately 41% to 33%. The sale of the portion of our FOX shares in March 2016 qualified as a Sale Event under the Company's LLC Agreement. During the second quarter, our Board of Directors declared a distribution to the Holders of the Allocation Interests of $8.6 million in connection with the Sale Event of FOX. The profit allocation payment will be made during the quarter ended June 30, 2016.

2016 Outlook

Middle market deal flow in the first quarter was down compared to both the first and fourth quarter of 2015, as purchase price multiples continue to increase.  High valuation levels continue to be driven by the availability of debt capital with favorable terms and financial and strategic buyers seeking to deploy available equity capital.

We remain focused on marketing the Company’s attractive ownership and management attributes to potential sellers of middle market businesses and intermediaries.  In addition, we continue to pursue opportunities for add-on acquisitions by certain of our existing subsidiary companies, which can be particularly attractive from a strategic perspective. We completed an add-on acquisition at our Sterno Products subsidiary in the first quarter of 2016, and additional add-on acquisition at our Clean Earth subsidiary subsequent to the end of the first quarter.

Discontinued Operations

The results of operations for CamelBak and American Furniture for the three months ended March 31, 2015 are presented as discontinued operations in our consolidated financial statements as a result of the sale of these operating segments in August and October 2015, respectively. See Note D - "Discontinued Operations", to our consolidated financial statements for further discussion of the operating results of our discontinued businesses.

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

Results of Operations
We were formed on November 18, 2005 and acquired our existing businesses (segments) at March 31, 2016 as follows:

May 16, 2006	August 1, 2006	March 31, 2010	September 16, 2010

Advanced Circuits	Tridien	Liberty Safe	Ergobaby

March 5, 2012	August 26, 2014	October 10, 2014	July 10, 2015

Arnold Magnetics	Clean Earth	Sterno Products	Manitoba Harvest

In the following results of operations, we provide (i) our actual consolidated results of operations for the three months ended March 31, 2016 and 2015, which includes the historical results of operations of our businesses (operating segments) from the date of acquisition and (ii) comparative results of operations for each of our businesses on a stand-alone basis for the three months ended March 31, 2016 and 2015.

Consolidated Results of Operations – Compass Diversified Holdings and Compass Group Diversified Holdings LLC

	Consolidated Results of Operations
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
(in thousands)
Net sales	$208,047	$179,425
Cost of sales	141,786	126,855
Gross profit	66,261	52,570
Selling, general and administrative expense	44,473	33,026
Fees to manager	6,458	6,733
Amortization of intangibles	7,826	7,822
Impairment expense	—	8,907
Operating income (loss)	$7,504	$(3,918)

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Net sales
On a consolidated basis, net sales for the three months ended March 31, 2016 increased by approximately $28.6 million or 16.0% compared to the corresponding period in 2015.  Our acquisition of Manitoba Harvest in July 2015 contributed $13.7 million to the increase in net sales. During the three months ended March 31, 2016 compared to 2015, we also saw notable sales increases at Liberty ($3.1 million), Clean Earth ($3.2 million) and Sterno ($15.4 million, primarily due to the acquisition of NII in January 2016), offset by decreases in sales at Ergo ($1.3 million), Tridien ($1.8 million) and Arnold Magnetics ($3.8 million). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net sales by business segment.

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

Cost of sales
On a consolidated basis, cost of sales increased approximately $14.9 million during the three month period ended March 31, 2016, compared to the corresponding period in 2015. Manitoba Harvest accounted for $6.7 million of the increase in cost of sales during the three months ended March 31, 2016, and Sterno's acquisition, NII, accounted for $12.4 million of the increase. These increases were offset by decreases in cost of sales at other operating segments, particularly Arnold ($2.7 million). Gross profit as a percentage of sales was approximately 31.8% in the three months ended March 31, 2016 compared to 29.3% in 2015. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of cost of sales by business segment.

Selling, general and administrative expense
On a consolidated basis, selling, general and administrative expense increased approximately $11.4 million during the three month period ended March 31, 2016, compared to the corresponding period in 2015. The increase in expenses in the 2016 quarter compared to 2015 is principally the result of the Manitoba Harvest acquisition in July 2015 ($5.7 million), and Sterno Products' acquisition of NII in January 2016. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense increased from $3.2 million in the three months ended March 31, 2015 to $3.6 million in the three months ended March 31, 2016.

Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended March 31, 2016, we incurred approximately $6.5 million in expense for these fees compared to $6.7 million for the corresponding period in 2015. The decrease in the three months ended March 31, 2016 is principally due to the decrease in consolidated net assets resulting from the the sale of CamelBak in August 2015 and AFM in October 2015, partially offset by the acquisition of Manitoba Harvest in July 2015.

Impairment expense

In January 2015, one of Tridien's larger customers informed Tridien that they would not renew their purchase agreement when it expired in the fourth quarter of 2015. The expected lost sales and net income from this customer were significant enough to trigger an interim goodwill and indefinite lived impairment analysis in the first quarter of 2015, which resulted in a write down of goodwill.

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

The following discussion reflects a comparison of the historical results of operations of each of our businesses for the three month periods ending March 31, 2016 and March 31, 2015 on a stand-alone basis. For the 2015 acquisition of Manitoba Harvest, the following discussion reflects pro forma results of operations for the three months ended March 31, 2015 as if we had acquired Manitoba Harvest on January 1, 2015. Where appropriate, relevant pro forma adjustments are reflected as part of the historical operating results. We believe this is the most meaningful comparison of the operating results for each of our business segments. The following results of operations at each our businesses are not necessarily indicative of the results to be expected for a full year.

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
Results of Operations
The table below summarizes the income from operations data for Ergobaby for the three months ended March 31, 2016 and March 31, 2015.

	Three months ended
(in thousands)	March 31, 2016	March 31, 2015
Net sales	$19,415	$20,668
Cost of sales	6,802	7,155
Gross profit	12,613	13,513
Selling, general and administrative expense	7,825	7,339
Fees to manager	125	125
Amortization of intangibles	573	643
Income from operations	$4,090	$5,406
Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Net sales
Net sales for the three months ended March 31, 2016 were $19.4 million, a decrease of $1.3 million or 6.1% compared to the same period in 2015. During the three months ended March 31, 2016, international sales were approximately $10.4 million, representing a decrease of $0.6 million over the corresponding period in 2015. International sales of infant travel systems and baby carriers and accessories decreased by approximately $0.1 million and $0.5 million, respectively during the quarter ended March 31, 2016 as compared to the comparable quarter in 2015. Ergobaby is currently in the process of moving to a direct sales model from a distributor model in Canada, which negatively impacted the year-over-year quarterly international sales comparison. Domestic sales were $9.1 million in the first quarter of 2016, reflecting a decrease of $0.7 million compared to the corresponding period in 2015. The decrease in domestic sales during the first quarter of 2016 compared to the same period in 2015 was due to a decrease in sales of baby carrier and accessories ($0.3 million) to national and specialty retail accounts, and a decrease in domestic revenues for infant travel systems and accessories ($0.4 million). The decrease in baby carrier sales was attributable to lower orders for Ergobaby’s 360 four position carrier due to changes in the timing of promotional activities for Ergobaby chain customers and inconsistent order patterns for boutique retail customers. The decrease in infant travel systems and accessories sales was primarily attributable to lower demand of travel systems compared to the comparable quarter in 2015. Baby carriers and accessories represented 89.3% of sales in the three months ended March 31, 2016 compared to 85.5% in the same period in 2015.

Cost of sales
Cost of sales was approximately $6.8 million for the three months ended March 31, 2016, as compared to $7.2 million for the three months ended March 31, 2015, a decrease of $0.4 million. The decrease in cost of sales was primarily attributable to lower sales compared to the prior period. Gross profit as a percentage of sales was 65.0% for the quarter ended March 31, 2016 compared to 65.4% for the same period in 2015.

Selling, general and administrative expenses
Selling, general and administrative expense for the three months ended March 31, 2016 increased to approximately $7.8 million or 40.3% of net sales compared to $7.3 million or 35.5% of net sales for the same period of 2015. The $0.5 million increase in the three months ended March 31, 2016 compared to the same period in 2015 was primarily attributable to the timing of marketing spend, increases in employee related costs due to increased staffing levels, and higher professional fees, partially offset by decreased variable expenses, such as distribution and fulfillment and commissions, due to the decrease in domestic sales.

Income from operations
Income from operations for the three months ended March 31, 2016 decreased $1.3 million, to $4.1 million, compared to $5.4 million for the same period of 2015, based on the factors described above.
Liberty Safe
Overview
Based in Payson, Utah and founded in 1988, Liberty Safe is the premier designer, manufacturer and marketer of home and gun safes in North America. From its over 314,000 square foot manufacturing facility, Liberty Safe produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles ranging from an entry level product to good, better and best products. Products are marketed under the Liberty brand, as well as a portfolio of licensed and private label brands, including Cabela’s, Case IH and John Deere. Liberty Safe’s products are the market share leader and are sold through an independent dealer network ("Dealer sales") in addition to various sporting goods, farm and fleet and home improvement retail outlets ("Non-Dealer sales"). Liberty has the largest independent dealer network in the industry. Historically, approximately 55% of Liberty Safe’s net sales are Non-Dealer sales and 45% are Dealer sales.

We made loans to and purchased a controlling interest in Liberty Safe for approximately $70.2 million in March 2010, representing approximately 96% of the equity in Liberty.
Results of Operations
The table below summarizes the income from operations data for Liberty Safe for the three months ended March 31, 2016 and March 31, 2015.

	Three months ended
(in thousands)	March 31, 2016	March 31, 2015
Net sales	$29,000	$25,854
Cost of sales	19,699	20,083
Gross profit	9,301	5,771
Selling, general and administrative expense	4,071	3,261
Fees to manager	125	125
Amortization of intangibles	264	980
Income from operations	$4,841	$1,405

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Net sales
Net sales for the quarter ended March 31, 2016 increased approximately $3.1 million or 12.2%, to $29.0 million, compared to the corresponding quarter ended March 31, 2015. Non-Dealer sales were approximately $14.3 million in the three months ended March 31, 2016 compared to $14.6 million for the three months ended March 31, 2015, representing a decrease of $0.3 million or 2.1%. Dealer sales totaled approximately $14.7 million in the three months ended March 31, 2016 compared to $11.2 million in the same period in 2015, representing an increase of $3.5 million or 31.6%. The increase in first quarter 2016 sales is attributable to stronger overall market demand and Liberty’s increased ability to meet that demand through increased production output and the utilization of additional quantities of finished goods inventory that were built during the fourth quarter of 2015.

Cost of sales
Cost of sales for the three months ended March 31, 2016 decreased approximately $0.4 million when compared to the same period in 2015. Gross profit as a percentage of net sales totaled approximately 32.1% and 22.3% for the quarters ended March 31, 2016 and March 31, 2015, respectively. The significant increase in gross profit as a percentage of sales during the three months ended March 31, 2016 compared to the same period in 2015 is attributable to favorable cost variances as a result of improved manufacturing efficiencies due to greater volume output, and favorable material costs.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended March 31, 2016 increased to approximately $4.1 million or 14.0% of net sales compared to $3.3 million or 12.6% of net sales for the same period of 2015. The $0.8 million increase during the three months ended March 31, 2016 is primarily attributable to increased spending on radio and other advertising media, higher sales commission expense, and expenses of approximately $0.4 million related to accelerated vesting of employee stock options and legal fees associated with the recapitalization of Liberty in March 2016.

Amortization of intangibles

Amortization expense in the first quarter of 2016 decreased $0.7 million because certain intangibles assets that resulted from the purchase of Liberty in March 2010 are now fully amortized.

Income from operations
Income from operations increased $3.4 million during the three months ended March 31, 2016 to $4.8 million, compared to $1.4 million during the same period in 2015, principally as a result of the increase in sales and gross profit, and decrease in amortization expense, as described above.

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

We made loans to and purchased a controlling interest in Manitoba Harvest for approximately $102.7 million in July 2015 representing approximately 87% of the equity in Manitoba Harvest. On December 15, 2015, Manitoba Harvest acquired all of the outstanding stock of Hemp Oil Canada, Inc. ("HOCI") for approximately $30.8 million. HOCI is a wholesale supplier and a private label packager of hemp food products and ingredients.

Results of Operations

The table below summarizes the income from operations data for Manitoba Harvest for the three months ended March 31, 2016 and the pro forma income from operations for the three months ended March 31, 2015. The results of operations for HOCI are included subsequent to acquisition and are not included in the proforma 2015 presentation.

	Three months ended
(in thousands)	March 31, 2016	March 31, 2015
		(Pro forma)
Net sales	$13,717	$10,630
Cost of sales (1)	6,668	5,135
Gross profit	7,049	5,495
Selling, general and administrative expense (2)	5,742	3,986
Fees to manager (3)	88	88
Amortization of intangibles (4)	856	945
Income from operations	$363	$476

Pro forma results of operations of Manitoba Harvest for the three months ended March 31, 2015 include the following pro forma adjustments, applied to historical results as if we acquired Manitoba Harvest January 1, 2015:

(1) Cost of sales for the three months ended March 31, 2015 does not include $3.1 million of amortization expense associated with the inventory fair value step-up recorded in 2015 as a result of our purchase price allocation for Manitoba Harvest.

(2) Selling, general and administrative expenses were increased by approximately $0.3 million in the three months ended March 31, 2015 as a result of stock compensation expense related to stock options granted to Manitoba Harvest employees as of the date of acquisition.

(3) Represents management fees that would have been payable to the Manager in each of the periods presented.

(4) Represents an increase in amortization of intangible assets totaling approximately $1.0 million in the three months ended March 31, 2015 for additional amortization expense associated with the step up in fair value of intangible assets resulting from the purchase price allocation in connection with our acquisition.

Three months ended March 31, 2016 compared to pro forma three months ended March 31, 2015

Net sales
Net sales for the three months ended March 31, 2016 were approximately $13.7 million as compared to $10.6 million for the three months ended March 31, 2015, an increase of $3.1 million, or 29.0%. Net sales of HOCI for the three months ended March 31, 2016 were $4.9 million. Manitoba Harvest on a stand alone basis had a decrease in net sales of $0.7 million, or $0.4 million on a constant currency basis, primarily due to a decrease in private label sales for the first quarter of 2016 versus the comparable prior year period, and a slight increase in sales discounts during the period. In the first quarter of 2015, one of Manitoba Harvest's private label customers expanded distribution into additional stores, resulting in a higher level of private label sales versus the current period.
Cost of sales
Cost of sales for the three months ended March 31, 2016 was approximately $6.7 million compared to approximately $5.1 million for the same period in 2015. Cost of sales for HOCI were $2.6 million. Gross profit as a percentage of sales was 51.4% in the quarter ended March 31, 2016 and 51.7% in the quarter ended March 31, 2015, a decrease of 300 basis points, primarily as a result of the gross margins at HOCI, which are historically lower since HOCI is a wholesale provider of ingredients. After removing the effect of HOCI from gross margins, Manitoba Harvest's gross margin increased from 51.7% on a pro forma basis for the first quarter of 2015 to 53.5% for the first quarter of 2016, primarily as a result of efficiencies in operations.
Selling, general and administrative expense
Selling, general and administrative expenses for the three months ended March 31, 2016 increased to approximately $5.7 million or 41.9% of net sales compared to $4.0 million or 37.5% of net sales for the same period in 2015. The $1.8 million increase in the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to additional selling and administrative expenses attributable to HOCI ($0.7 million), increases in employee related costs due to increased headcount, and higher expenses to support retail advertising, product demonstrations and marketing expenditures.
Income from operations
Income from operations for the three months ended March 31, 2016 was approximately $0.4 million, a decrease of $0.1 million when compared to the same period in 2015, based on the factors described above.

Niche Industrial Businesses
Advanced Circuits
Overview
Advanced Circuits is a provider of small-run, quick-turn and volume production PCBs to customers throughout the United States. Historically, small-run and quick-turn PCBs have represented approximately 54% of Advanced Circuits’ gross revenues. Small-run and quick-turn PCBs typically command higher margins than volume production PCBs given that customers require high levels of responsiveness, technical support and timely delivery of small-run and quick-turn PCBs and are willing to pay a premium for them. Advanced Circuits is able to meet its customers’ demands by manufacturing custom PCBs in as little as 24 hours, while maintaining over 98.0% error-free production rates and real-time customer service and product tracking 24 hours per day.
We purchased a controlling interest in Advanced Circuits on May 16, 2006.

Results of Operations
The table below summarizes the income from operations data for Advanced Circuits for the three month periods ended March 31, 2016 and March 31, 2015.

	Three months ended
(in thousands)	March 31, 2016	March 31, 2015
Net sales	$21,517	$21,418
Cost of sales	11,826	11,867
Gross profit	9,691	9,551
Selling, general and administrative expense	3,423	3,446
Fees to manager	125	125
Amortization of intangibles	311	259
Income from operations	$5,832	$5,721

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Net sales
Net sales for the three months ended March 31, 2016 increased approximately $0.1 million to $21.5 million as compared to the three months ended March 31, 2015. During the three months ended March 31, 2016, gross sales in Long-Lead Time PCBs decreased by $1.0 million, offset by increases of $0.2 million in gross sales of Quick-Turn Small-Run and Quick-Turn Production PCBs and $0.9 million in gross sales from Assembly. Sales from Quick-Turn Small-Run and Quick-Turn Production PCBs represented approximately 54.5% of gross sales in the first quarter of 2016 compared to 54.2% during the same period of 2015.

Cost of sales
Cost of sales for the three months ended March 31, 2016 increased approximately the same as compared to the three months ended March 31, 2015. Gross profit as a percentage of sales decreased 40 basis points during the three months ended March 31, 2016 (45.0% at March 31, 2016 compared to 44.6% at March 31, 2015) primarily as a result of sales mix.

Selling, general and administrative expense
Selling, general and administrative expenses were approximately $3.4 million in both the three months ended March 31, 2016 and the three months ended March 31, 2015. Selling, general and administrative expenses represented 15.9% of net sales for the three months ended March 31, 2016 compared to 16.1% of net sales in the prior year period.

Income from operations
Income from operations for the three months ended March 31, 2016 was approximately $5.8 million compared to $5.7 million in the same period in 2015, an increase of approximately $0.1 million, principally as a result of the factors described above.

Arnold Magnetics
Overview
Founded in 1895 and headquartered in Rochester, New York, Arnold Magnetics is a manufacturer of engineered, application specific permanent magnets. Arnold products are used in applications such as general industrial, reprographic systems, aerospace and defense, advertising and promotional, consumer and appliance, energy, automotive and medical technology. Arnold is the largest U.S. manufacturer of engineered magnets as well as only one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. Arnold operates a 70,000 sq. ft. manufacturing assembly and distribution facility in Rochester, New York with nine additional facilities worldwide, in countries including the United Kingdom, Switzerland and China. Arnold serves customers via three primary product sectors:

•
Permanent Magnet and Assemblies and Reprographics ("PMAG") (historically approximately 70% of net sales) – High performance magnets for precision motor/generator sensors as well as beam focusing applications and reprographic applications;

•	Flexmag (historically approximately 20% of net sales) – Flexible bonded magnets for advertising, consumer and industrial applications; and

•	Precision Thin Metals (historically approximately 10% of net sales) – Ultra thin metal foil products utilizing magnetic and non- magnetic alloys.
On March 5, 2012, we made loans to and purchased a controlling interest in Arnold for approximately $128.8 million, representing approximately 96.6% of the equity in Arnold Magnetics.
Results of Operations
The table below summarizes the income from operations data for Arnold Magnetics for the three month periods ended March 31, 2016 and March 31, 2015.

	Three months ended
(in thousands)	March 31, 2016	March 31, 2015
Net sales	$27,383	$31,188
Cost of sales	21,499	24,180
Gross profit	5,884	7,008
Selling, general and administrative expense	4,252	4,248
Fees to manager	125	125
Amortization of intangibles	881	881
Income from operations	$626	$1,754

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Net sales
Net sales for the three months ended March 31, 2016 were approximately $27.4 million, a decrease of $3.8 million compared to the same period in 2015. The decrease in net sales is primarily a result of decreases in the PMAG ($2.7 million) and Precision Thin Metals ($1.0 million) product sectors. PMAG sales represented approximately 73% of net sales for the three months ended March 31, 2016, compared to 72% for the three months ended March 31, 2015. The decrease in Precision Thin Metal sales during the three months ended March 31, 2016 compared to the same period in 2015 is principally attributable to lower customer demand during the quarter. The decrease in PMAG sales is the principally attributable to weakness in the oil and gas sector negatively impacting PMAG sales, particularly in Europe, and lower sales of reprographic products.

International sales were $10.8 million during the three months ended March 31, 2016 compared to $12.4 million during the same period in 2015, a decrease of $1.6 million or 12.7%. The decrease in international sales is due to a decrease in sales in the PMAG sector attributable to weaker economic conditions in Europe, primarily in the oil and gas sector.

Cost of sales
Cost of sales for the three months ended March 31, 2016 were approximately $21.5 million compared to approximately $24.2 million in the same period of 2015. Gross profit as a percentage of sales decreased from 22.5% for the quarter ended March 31, 2015 to 21.5% in the quarter ended March 31, 2016 principally due to lower sales volume.

Selling, general and administrative expense
Selling, general and administrative expense in the three month period ended March 31, 2016 was $4.3 million as compared to approximately $4.2 million for the three months ended March 31, 2015. The increase in expense is primarily attributable to a one time adjustment to the Swiss Pension Plan resulting from the relocation of certain positions in Switzerland to the United Kingdom.

Income from operations
Income from operations for the three months ended March 31, 2016 was approximately $0.6 million, a decrease of $1.1 million when compared to the same period in 2015, principally as a result of the factors described above.

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
Results of Operations
The table below summarizes the income from operations data for Clean Earth for the three month periods ended March 31, 2016 and March 31, 2015.

	Three months ended
(in thousands)	March 31, 2016	March 31, 2015
Service revenues	$38,286	$35,129
Cost of services	29,551	27,823
Gross profit	8,735	7,306
Selling, general and administrative expense	6,592	5,432
Fees to manager	125	125
Amortization of intangibles	2,976	3,303
Loss from operations	$(958)	$(1,554)

Three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Service revenues
Service revenues for the three months ended March 31, 2016 were approximately $38.3 million, an increase of $3.2 million or 9.0% compared to the same period in 2015. The increase in service revenues is due to an increase in contaminated soil volume, hazardous waste revenue and transportation revenue on projects where Clean Earth schedules the transportation. Transportation revenue has very low margins and is generally a pass-through to the customer.

For the three months ended March 31, 2016, contaminated soil volume increased 14% as compared to the same period last year principally attributable to increased commercial development activity in the Northeast. Hazardous waste revenues increased 9% principally as a result of increased drum and aerosol can volume. Revenue from dredged material decreased for the three months ended March 31, 2016 as compared to the same period in 2015 due to the timing of new bidding activity as well as competitive factors. Contaminated soils represented approximately 63% of net sales for the three months ended March 31, 2016 compared to 55% for the three months ended March 31, 2015.

Cost of services
Cost of services for the three months ended March 31, 2016 were approximately $29.6 million compared to approximately $27.8 million in the same period of 2015. Gross profit as a percentage of sales increased from 20.8% for the three month period ended March 31, 2015 to 22.8% for the same period ended March 31, 2016. The 200 basis points increase in gross margin during the three months ended March 31, 2016 was primarily due to the reclassification of certain labor costs associated with American Environmental Services ("AES"), which was acquired in December 2014, that had previously been classified by AES as cost of sales but were determined to be selling, general and administrative costs. Excluding this reclassification, gross margin decreased as a result of the sales mix in the first quarter of 2016 versus the first quarter of 2015.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2016 increased to approximately $6.6 million or 17.2% of service revenues, as compared to $5.4 million or 15.5% of service revenues for the same period in 2015. The $1.2 million increase in selling, general and administrative expenses in the three months ended March 31, 2016 compared to 2015 is primarily attributable to the reclassification of certain labor costs associated with AES from cost of sales to selling, general and administrative expense.

Amortization expense
Amortization expense for the three months ended March 31, 2016 was $3.0 million, an decrease of $0.3 million compared to the three months ended March 31, 2015.

Loss from operations
Loss from operations for the three months ended March 31, 2016 was approximately $1.0 million as compared to loss from operations of $1.6 million for the three months ended March 31, 2015, a decrease of $0.6 million, primarily as a result of those factors described above. Clean Earth's results of operations are historically lower in the first quarter of the fiscal year due to reduced levels of construction and development activity in the Northeastern United States during winter.

Sterno Products
Overview

Sterno Products, headquartered in Corona, California, is a manufacturer and marketer of portable food warming fuel and creative table lighting solutions for the food service industry. Sterno Products offers a broad range of wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps. Sterno Products was formed in 2012 with the merger of two manufacturers and marketers of portable food warming fuel products, The Sterno Group LLC and the Candle Lamp Company, LLC. On January 22, 2016, Sterno Products acquired Northern International, Inc. ("NII"), which sells flameless candles and outdoor lighting products through the retail segment.

On October 10, 2014, we made loans to and purchased all of the equity of Sterno Products for approximately $160.0 million.
Results of Operations
The table below summarizes the income from operations data for Sterno Products for the three months ended March 31, 2016 and March 31, 2015. The results of NII have been included from the date of acquisition through the end of the quarter.

	Three months ended
(in thousands)	March 31, 2016	March 31, 2015
Net sales	$43,969	$28,604
Cost of sales	33,123	22,389
Gross Profit	10,846	6,215
Selling, general and administrative expenses	6,790	3,622
Management fees	125	125
Amortization of intangibles	1,519	812
Income from operations	$2,412	$1,656

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Net sales
Net sales for the three months ended March 31, 2016 were approximately $44.0 million, an increase of $15.4 million or 53.7% compared to the same period in 2015. The increase in net sales is primarily a result of the acquisition of NII in January 2016 ($15.2 million in net sales) and the timing of stocking programs of key Sterno customers.

Cost of sales
Cost of sales for the three months ended March 31, 2016 were approximately $33.1 million compared to approximately $22.4 million in the same period of 2015. Cost of sales for NII were approximately $12.4 million, and includes $1.2 million in expense associated with the inventory step-up recorded in connection with the preliminary purchase price allocation for NII. Gross profit as a percentage of sales increased from 21.7% for the three months ended March 31, 2015 to 24.7% for the same period ended March 31, 2016. The increase in gross margin during the three months ended March 31, 2016 primarily reflects a favorable margin mix with the acquisition of NII, manufacturing efficiencies resulting from investment in automation and favorable trend in global commodity prices.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2016 and 2015 was approximately $6.8 million and $3.6 million, respectively. Selling, general and administrative expense represented 15.4% of net sales for the three months ended March 31, 2016 as compared to 12.7% of net sales for the same period in 2015. The increase in selling, general and administrative expenses during the first quarter of 2016 reflects the acquisition of NII, which has historically had a higher selling, general and administrative expense as a percentage of revenue, as well as an increase in staffing to strengthen sales and marketing and increased professional service costs associated with the acquisition of NII.

Income from operations
Income from operations for the three months ended March 31, 2016 was approximately $2.4 million, an increase of $0.8 million when compared to the same period in 2015, as a result of those factors described above.

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
Tridien develops products both independently and in partnership with large distribution intermediaries. Medical distribution companies then sell or rent the therapeutic support surfaces, sometimes in conjunction with bed frames and accessories to one of three end markets: (i) acute care, (ii) long term care and (iii) home health care. The level of sophistication largely varies for each product, as some patients require simple foam mattress beds ("non-powered" support surfaces) while others may require electronically controlled, low air loss, lateral rotation, pulmonary therapy or alternating pressure surfaces ("powered" support surfaces). Tridien receives approximately two-thirds of its revenues from its two largest customers.
We purchased a controlling interest in Tridien in August 2006.
Results of Operations
The table below summarizes the income from operations data for Tridien for the three month periods ended March 31, 2016 and March 31, 2015

	Three months ended
(in thousands)	March 31, 2016	March 31, 2015
Net sales	$14,760	$16,564
Cost of sales	12,618	13,357
Gross profit	2,142	3,207
Selling, general and administrative expense	2,185	2,459
Fees to manager	88	88
Amortization of intangibles	446	445
Impairment expense	—	8,907
Loss from operations	$(577)	$(8,692)

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Net sales
Net sales for the three months ended March 31, 2016 were approximately $14.8 million compared to approximately $16.6 million for the same period in 2015, a decrease of $1.8 million or 10.9%. Sales of non-powered products totaled $10.5 million during the three months ended March 31, 2016 representing a decrease of $3.4 million compared to the same period in 2015. Sales of powered products totaled $4.4 million during the three months ended March 31, 2016 representing an increase of $1.6 million compared to the same period in 2015. The decrease in non-powered product sales in the three months ended March 31, 2016 compared to the same period in 2015 is due to the loss of one of Tridien's larger customers, whose contract expired in the fourth quarter of 2015. Improved powered products sales in the three months ended March 31, 2016 compared to the same period in 2015 is principally the result of increased sales of two new products launched in 2015.

Cost of sales
Cost of sales decreased approximately $0.7 million for the three months ended March 31, 2016 compared to the same period in 2014. Gross profit as a percentage of sales was approximately 14.5% in the three month period ended March 31, 2016 compared to 19.4% in the three month period ended March 31, 2015. The decrease in gross profit as a percentage of sales was primarily due to higher labor costs to meet unexpected demand from one of Tridien’s larger customers during the three months ending March 31, 2016.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2016 was approximately $2.2 million as compared to $2.5 million for the same period in 2015. Tridien incurred higher research and development costs during the first quarter of 2015 leading up to the launch of two new powered products.

Impairment expense

In January 2015, one of Tridien's larger customers informed Tridien that they would not renew their purchase agreement when it expired in the fourth quarter of 2015. The expected lost sales and net income from this customer were significant enough to trigger an interim goodwill and indefinite lived impairment analysis in the first quarter of 2015, which resulted in a write down of goodwill.

Loss from operations
Loss from operations was approximately $0.6 million in the three months ended March 31, 2016 as compared to $8.7 million in the three months ended March 31, 2015, a decrease of $8.1 million due primarily to the factors described above.

Liquidity and Capital Resources

Liquidity

At March 31, 2016, we had approximately $72.6 million of cash and cash equivalents on hand. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.

The change in cash and cash equivalents is as follows:

	Three months ended
(in thousands)	March 31, 2016	March 31, 2015
Cash provided by operations	$6,025	$3,287
Cash provided by (used in) investing activities	5,847	(5,160)
Cash used in financing activities	(22,141)	(1,313)
Effect of exchange rates on cash and cash equivalents	(3,033)	(67)
Decrease in cash and cash equivalents	$(13,302)	$(3,253)

Cash Flow from Operating Activities

For the three months ended March 31, 2016, cash flows provided by operating activities totaled approximately $6.0 million, which represents a $2.7 million increase compared to cash provided by operations of $3.3 million during the three month period ended March 31, 2015 (from both continuing and discontinued operations). This increase is principally the result of changes in cash used for working capital in the three months ended March 31, 2016 as compared to the same period in 2015, primarily as a result of the lower net loss in 2016 compared to 2015, and the effect of the cash flows from discontinued operations. Both American Furniture and CamelBak, which were sold in 2015 and are presented as discontinued operations, had higher working capital needs in the first quarter of our fiscal year due to their seasonality.

Cash Flow from Investing Activities

Cash flows provided by investing activities for the three months ended March 31, 2016 totaled approximately $5.8 million, compared to $5.2 million used in investing activities in the same period of 2015. The 2016 investing activities reflect the acquisition of NII by Sterno in January 2016 ($35.6 million), offset by the proceeds from the partial divestiture of FOX shares of $47.7 million. Capital expenditures in the three months ended March 31, 2016 decreased approximately $0.4 million (including capital expenditures at discontinued operations in 2015). We expect capital expenditures for the full year of 2016 to be approximately $16 million to $21 million.

Cash Flow from Financing Activities

Cash flows used in financing activities totaled approximately $22.1 million during the three months ended March 31, 2016 principally reflecting payment of our shareholder distribution ($19.5 million) and distributions to noncontrolling shareholders of $5.3 million as a result of the Liberty recapitalization. Cash flows provided by financing activities during the three months ended March 31, 2015 were approximately $1.3 million principally reflecting the payment of our shareholder distribution offset by borrowings under our 2014 revolving credit facility.

Inter-company Debt

A component of our acquisition financing strategy that we utilize in acquiring the businesses we own and manage is to provide both equity capital and debt capital, raised at the parent level through our existing credit facility. Our strategy of providing inter-company debt financing within the capital structure of the businesses that we acquire and manage allows us the ability to distribute cash to the parent company through monthly interest payments and amortization of the principle on these inter-company loans. Each loan to our businesses has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity. Certain of our businesses have paid down their respective inter-

company debt balances through the cash flow generated by these businesses and we have recapitalized, and expect to continue to recapitalize, these businesses in the normal course of our business. The recapitalization process involves funding the inter-company debt using either cash on hand at the parent or our revolving credit facility, and serves the purpose of optimizing the capital structure at our subsidiaries and providing the noncontrolling shareholders with a distribution on their ownership interest in a cash flow positive business.

During the first quarter of 2016, we completed a recapitalization at Liberty whereby we entered into an amendment to the inter-company loan agreement with Liberty (the “Liberty Loan Agreement”). The Liberty Loan Agreement was amended to (i) provide for term loan borrowings of $38.0 million and revolving credit facility borrowings of $5.0 million to fund cash distributions totaling $35.3 million to its shareholders, including the Company, and (ii) extend the maturity dates of the term loans and revolving credit facility. Liberty’s noncontrolling shareholders received approximately $5.3 million in distributions as a result of the recapitalization. Certain members of Liberty's management also exercised stock option immediately prior to the recapitalization, resulting in net proceeds from stock options at Liberty of $3.8 million. The Company then purchased $1.5 million in shares from members of Liberty management, resulting in Liberty's noncontrolling shareholders holding 11.4% of Liberty's outstanding shares subsequent to the recapitalization.

During the first quarter of 2016 we waived certain financial covenant defaults under the inter-company loan agreement with Tridien, which occurred during the fourth quarter of 2015.

As of March 31, 2016, we had the following outstanding loans due from each of our businesses:

(in thousands)
Ergobaby	$13,753
Liberty	$57,775
Manitoba Harvest	$45,646
Advanced Circuits	$53,952
Arnold Magnetics	$71,265
Clean Earth	$144,083
Sterno Products	$108,191
Tridien	$11,856

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

FOX Equity Investment
During the first quarter of 2016, the Company's equity method investment, FOX, closed on a secondary public offering if 2,500,000 shares of FOX common shares held by the Company. Concurrently with the closing of the offering, FOX repurchased 500,000 shares of FOX common stock held by the Company. As a result of the sale of shares through the offering and the repurchase of shares by FOX, the Company sold a total of 3,000,000 shares of FOX common stock, with total net proceeds of approximately $47.7 million. Upon completion of the offering and repurchase of shares by FOX, the Company's ownership interest in FOX was reduced from approximately 41% to 33%. The sale of a portion of the Company's FOX shares in March 2016 qualified as a Sale Event under the Company's LLC Agreement. During the second quarter, the Company's Board of Directors declared a distribution to the Holders of the Allocation Interests of $8.6 million in connection with the Sale Event of FOX. The profit allocation payment will be made during the quarter ended June 30, 2016.

We believe that we currently have sufficient liquidity and capital resources to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our Board of Directors, over the next twelve months. The quarterly distribution for the three months ended March 31, 2016 was paid on April 28, 2016 and totaled $19.5 million.

2014 Credit Facility

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

We had $395.5 million in net availability under the 2014 Revolving Credit Facility at March 31, 2016. The $4.5 million in outstanding borrowings under the 2014 Revolving Credit Facility at March 31, 2016 reflect outstanding letters of credit.

The following table reflects required and actual financial ratios as of March 31, 2016 included as part of the affirmative covenants in our 2014 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	3.72:1.0
Total Debt to EBITDA Ratio	less than or equal to 4.25:1.0	1.80:1.0

We intend to use the availability under our 2014 Credit Facility and cash on hand to pursue acquisitions of additional businesses to the extent permitted under our 2014 Credit Facility, to fund distributions and to provide for other working capital needs.

Subsequent Events

Recapitalization of Advanced Circuits
During the second quarter of 2016, the Company completed a recapitalization at Advanced Circuits whereby the Company entered into an amendment to the inter-company loan agreement with Advanced Circuits (the "ACI Loan Agreement"). The ACI loan agreement was amended to provide for additional term loan borrowings of $60.1 million to fund a cash distributions to shareholders totaling $61.0 million. Minority interest shareholders of Advanced Circuits, including certain members of management at Advanced Circuits, received total distribution proceeds of $18.4 million. The Company used cash on hand to fund the distribution to minority shareholders.
Acquisition - Clean Earth add-on
Subsequent to the end of the quarter, the Company's Clean Earth subsidiary completed an add-on acquisition. Clean Earth acquired Phoenix Soil, LLC, a Connecticut based provider of environmental services, for a purchase price of approximately $13.3 million, The Clean Earth add-on acquisition was funded using cash on hand.

Interest Expense
We recorded interest expense totaling $11.5 million for the three months ended March 31, 2016 compared to $9.7 million for the comparable period in 2015.

The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Three months ended March 31,
	2016	2015
Interest on credit facilities	$3,439	$4,840
Unused fee on Revolving Credit Facility	500	310
Amortization of original issue discount	168	168
Unrealized losses on interest rate derivatives (1)	7,228	4,314
Letter of credit fees	24	31
Other	119	55
Interest expense	$11,478	$9,718
Average daily balance of debt outstanding	$320,116	$512,496
Effective interest rate (1)	14.3%	7.6%

(1) On September 16, 2014, we purchased an interest rate swap (the "New Swap") with a notional amount of $220 million effective April 1, 2016 through June 6, 2021. The agreement requires us to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At March 31, 2016, the New Swap had a fair value loss of $20.2 million, reflecting the present value of future payments and receipts under the agreement and is reflected as a component of interest expense and other non-current liabilities. Removing the effect of the unrealized loss on the interest rate swap results in an effective interest rate of 5.3% for the first quarter of 2016 and 4.2% for the first quarter of 2015. Refer to Note J - Derivatives and Hedging Activities of the condensed consolidated financial statements.

Income Taxes
We incurred income tax expense of $3.3 million with an effective tax rate of 28.1% during the three months ended March 31, 2016 compared to $2.4 million with an effective income tax rate of 8.6% during the same period in 2015. Non-deductible costs at the corporate level, including the gain on our equity method investment in FOX in the three months ended March 31, 2016, as well as the effect of the impairment loss at our Tridien subsidiary in 2015, account for the majority of the remaining difference in our effective income tax rates in both periods.
The components of income tax expense as a percentage of income from continuing operations before income taxes for the three months ended March 31, 2016 and 2015 are as follows:

	Three months ended March 31,
	2016	2015
United States Federal Statutory Rate	(35.0)%	(35.0)%
State income taxes (net of Federal benefits)	1.9	0.1
Foreign income taxes	7.6	(0.1)
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	19.9	10.5
Effect of deconsolidation of subsidiary	—	—
Effect of gain on equity method investment (2)	31.7	17.0
Impact of subsidiary employee stock options	1.1	0.1
Domestic production activities deduction	(2.2)	(0.6)
Effect of impairment expense	—	9.7
Non-recognition of NOL carryforwards at subsidiaries	2.4	0.2
Other	0.7	6.7
Effective income tax rate	28.1%	8.6%

(1) The effective income tax rate for the three months ended March 31, 2016 and 2015 includes a significant loss at the Company's parent, which is taxed as a partnership.

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
Adjusted EBITDA – Adjusted EBITDA is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by; (i) non-controlling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting , due diligences, etc.,) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805; (iii) management fees, which reflect fees due quarterly to our Manager in connection with our Management Services Agreement ("MSA’), as well as Integration Services Fees paid by newly acquired companies; (iv) impairment charges, which reflect write downs to goodwill or other intangible assets; (v) gains or losses recorded in connection with our equity method investment; (vi) gains or losses recorded in connection with the sale of fixed assets and (vii) foreign currency transaction gains or losses incurred in connection with the conversion of inter-company debt from a foreign functional currency to U.S. dollar.
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
The following table reconciles EBITDA and Adjusted EBITDA to income (loss) from continuing operations, which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Three months ended March 31, 2016

	Corporate	Ergobaby	Liberty	Manitoba Harvest	Advanced Circuits	Arnold Magnetics	Clean Earth	Sterno Products	Tridien	Consolidated
Net income (loss)	$(17,284)	$2,129	$2,490	$(799)	$3,063	$(1,538)	$(2,361)	$28	$(755)	$(15,027)
Adjusted for:
Provision (benefit) for income taxes	—	1,368	1,188	138	1,477	389	(1,608)	344	—	3,296
Interest expense, net	11,314	—	—	1	—	(1)	136	12	—	11,462
Intercompany interest	(10,426)	517	1,045	858	1,251	1,687	2,758	1,981	329	—
Depreciation and amortization	109	914	780	1,368	934	2,323	5,074	3,512	632	15,646
EBITDA	(16,287)	4,928	5,503	1,566	6,725	2,860	3,999	5,877	206	15,377
(Gain) loss on sale of fixed assets	—	—	—	—	(10)	1	(5)	—	(164)	(178)
Non-controlling shareholder compensation	—	195	298	230	6	55	270	134	1	1,189
Acquisition expenses and other	—	300	—	—	—	—	—	189	—	489
Integration services fee	—	—	—	250	—	—	—	—	—	250
Loss on equity method investment	10,623	—	—	—	—	—	—	—	—	10,623
Gain on foreign currency transaction and other	(3,317)	—	—	—	—	—	—	—	—	(3,317)
Management fees	5,536	125	125	84	125	125	125	125	88	6,458
Adjusted EBITDA	$(3,445)	$5,548	$5,926	$2,130	$6,846	$3,041	$4,389	$6,325	$131	$30,891

Adjusted EBITDA
Three months ended March 31, 2015

	Corporate	Ergobaby	Liberty	Manitoba Harvest	Advanced Circuits	Arnold Magnetics	Clean Earth	Sterno Products	Tridien	Consolidated
Loss from continuing operations	$(22,109)	$2,598	$206		$2,729	$(74)	$(4,306)	$(89)	$(8,965)	$(30,010)
Adjusted for:				Not Applicable
Provision (benefit) for income taxes	(189)	1,605	86		1,419	(7)	(483)	(31)	(7)	2,393
Interest expense, net	9,642	—	—		—	—	76	—	—	9,718
Intercompany interest	(10,310)	1,124	1,101		1,470	1,740	3,014	1,718	265	122
Depreciation and amortization	457	926	1,604		850	2,276	5,517	1,523	633	13,786
EBITDA	(22,509)	6,253	2,997		6,468	3,935	3,818	3,121	(8,074)	(3,991)
(Gain) loss on sale of fixed assets	—	—	7		—	—	112	—	3	122
Non-controlling shareholder compensation	—	170	94		6	34	365	125	—	794
Impairment expense	—	—	—		—	—	—	—	8,907	8,907
Acquisition related expenses	—	—	—		—	—	625	375	—	1,000
Loss on equity method investment	13,447	—	—		—	—	—		—	13,447
Management fees	5,896	125	125		125	125	125	125	87	6,733
Adjusted EBITDA (1)	$(3,166)	$6,548	$3,223		$6,599	$4,094	$5,045	$3,746	$923	$27,012

(1) As a result of the sale of our CamelBak and American Furniture subsidiaries in August and October 2015, respectively, Adjusted EBITDA for the three months ended March 31, 2015 does not include Adjusted EBITDA from CamelBak and American Furniture of $9.2 million.

Cash Flow Available for Distribution and Reinvestment

The table below details cash receipts and payments that are not reflected on our income statement in order to provide an additional measure of management's estimate of cash available for distribution ("CAD"). CAD is a non-GAAP measure that we believe provides additional, useful information to our shareholders in order to enable them to evaluate our ability to make anticipated quarterly distributions. CAD is not meant to be a substitute for GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies.
The following table reconciles CAD to net income (loss) and cash flows provided by (used in) operating activities, which we consider to be the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three Months Ended
(in thousands)	March 31, 2016	March 31, 2015
Net loss	$(15,027)	$(25,287)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	14,908	16,535
Impairment expense	—	8,907
Amortization of debt issuance costs and original issue discount	738	713
Unrealized loss on interest rate and foreign currency hedges	7,228	4,314
Loss on equity method investment	10,623	13,447
Noncontrolling shareholder charges	1,189	1,024
Deferred taxes	214	(806)
Other	(61)	427
Changes in operating assets and liabilities	(13,787)	(15,987)
Net cash provided by operating activities	6,025	3,287
Plus:
Unused fee on revolving credit facility (1)	500	309
Integration services fee (2)	250	1,000
Successful acquisition costs	489	—
Changes in operating assets and liabilities	13,787	15,987
Less:
Payments on swap	500	495
Maintenance capital expenditures: (3)
Compass Group Diversified Holdings LLC	—	—
Advanced Circuits	465	26
American Furniture	—	63
Arnold	670	260
CamelBak	—	569
Clean Earth	902	2,090
Ergobaby	45	875
Liberty	643	126
Manitoba Harvest	210	—
Sterno Products	538	161
Tridien	211	119
Realized gain from foreign currency (4)	3,079	—
Other	187	305
Estimated cash flow available for distribution and reinvestment	$13,601	$15,494

Distribution paid in April 2016/2015	$(19,548)	$(19,548)

(1) Represents the commitment fee on the unused portion of the revolving credit facilities.
(2) Represents fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership, payable quarterly.
(3) Represents maintenance capital expenditures that were funded from operating cash flow, net of proceeds from the sale of property, plant and equipment, and excludes growth capital expenditures of approximately $0.7 million and $0.5 million for the three months ended March 31, 2016 and 2015.

(4)	Reflects the foreign currency transaction gain or loss resulting from the Canadian dollar intercompany loans issued to Manitoba Harvest.

Seasonality
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

Related Party Transactions
Liberty Recapitalization
During the first quarter of 2016, we completed a recapitalization at Liberty whereby we entered into an amendment to the intercompany loan agreement with Liberty (the “Liberty Loan Agreement”). The Liberty Loan Agreement was amended to (i) provide for term loan borrowings of $38.0 million and revolving credit facility borrowings of $5.0 million to fund cash distributions totaling $35.3 million to its shareholders, including the Company, and (ii) extend the maturity dates of the term loans and revolving credit facility. Liberty’s noncontrolling shareholders received approximately $5.3 million in distributions as a result of the recapitalization. Certain members of Liberty's management also exercised stock option immediately prior to the recapitalization, resulting in net proceeds from stock options at Liberty of $3.8 million. The Company then purchased $1.5 million in shares from members of Liberty management, resulting in Liberty's noncontrolling shareholders holding 11.4% of Liberty's outstanding shares subsequent to the recapitalization.
Equity method investment in FOX
During the first quarter of 2016, the Company's equity method investment, FOX, closed on a secondary public offering if 2,500,000 shares of FOX common shares held by the Company. Concurrently with the closing of the offering, FOX repurchased 500,000 shares of FOX common stock held by the Company. As a result of the sale of shares through the offering and the repurchase of shares by FOX, the Company sold a total of 3,000,000 shares of FOX common stock, with total net proceeds of approximately $47.7 million. Upon completion of the offering and repurchase of shares by FOX, the Company's ownership interest in FOX was reduced from approximately 41% to 33%. The sale of a portion of the Company's FOX shares in March 2016 qualified as a Sale Event under the Company's LLC Agreement. During the second quarter, the Company's Board of Directors declared a distribution to the Holders of the Allocation Interests of $8.6 million in connection with the Sale Event of FOX. The profit allocation payment will be made during the quarter ended June 30, 2016.

The following table reflects the year to date activity from our investment in FOX (in thousands):

2015
Balance January 1, 2016	$249,747
Proceeds from sale of FOX shares	(52,110)
Discount on sale of FOX shares	4,425
Mark-to-market adjustment - March 31, 2016	(10,623)
Balance March 31, 2016	$191,439

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

The table below summarizes the payment schedule of our contractual obligations at March 31, 2016:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$400,980	$15,970	$42,319	$40,768	$301,923
Operating lease obligations (2)	68,512	11,320	18,755	11,098	27,339
Purchase obligations (3)	277,326	191,926	42,950	42,450	—
Total (4)	$746,818	$219,216	$104,024	$94,316	$329,262

(1)	Reflects commitment fees and letter of credit fees under our 2014 Revolving Credit Facility and amounts due, together with interest on our 2014 Term Loan Facility.

(2)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.

(3)
Reflects non-cancelable commitments as of March 31, 2016, including: (i) shareholder distributions of $78.2 million; (ii) estimated management fees of $21.6 million per year over the next five years, and (iii) other obligations including amounts due under employment agreements. Distributions to our shareholders are approved by our Board of Directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.

(4)
The contractual obligation table does not include approximately $0.4 million in liabilities associated with unrecognized tax benefits as of March 31, 2016 as the timing of the recognition of this liability is not certain. The amount of the liability is not expected to significantly change in the next twelve months.

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
Except as set forth below, our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended December 31, 2015, as filed with the SEC.
2016 Annual Impairment Testing - Goodwill and Indefinite Lived Impairment Testing

Goodwill

Goodwill represents the excess amount of the purchase price over the fair value of the assets acquired. Our goodwill and indefinite lived intangible assets are tested for impairment on an annual basis as of March 31st, and if current events or circumstances require, on an interim basis. Goodwill is allocated to various reporting units, which are generally an operating segment or one level below the operating segment. Each of our businesses represents a reporting unit except Arnold, which is comprised of three reporting units, and each reporting unit is included in our annual impairment test.

We use a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment testing. The qualitative factors we consider include, in part, the general macroeconomic environment, industry and market specific conditions for each reporting unit, financial performance including actual versus planned results and results of relevant prior periods, operating costs and cost impacts, as well as issues or events specific to the reporting unit. At March 31, 2016, we determined that the Tridien reporting unit required further quantitative testing (step 1) because we could not conclude that the fair value of the reporting unit exceeds its carrying value based on qualitative factors alone. For the reporting units that were tested qualitatively, the results of the qualitative analysis indicated that the fair value of those reporting units exceeded their carrying value. We expect to conclude our goodwill impairment testing during the quarter ended June 30, 2016.

Indefinite-lived intangible assets
We use a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. Our indefinite-lived intangible assets consist of trade names with a carrying value of approximately $73.2 million. The results of the qualitative analysis of our indefinite lived intangible assets, which we completed as of March 31, 2016, indicated that the fair value of the indefinite lived intangible assets exceeded their carrying value.
Recent Accounting Pronouncements
Refer to Footnote B to our condensed consolidated financial statements.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk since December 31, 2015. For a further discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4. – CONTROLS AND PROCEDURES
As required by Exchange Act Rule 13a-15(b), Holdings’ Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2016. Based on that evaluation, the Holdings’ Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of March 31, 2016.

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Legal proceedings associated with the Company’s and Holdings’ business together with legal proceedings for the businesses have not changed materially, except as noted below in relation to Tridien, from those disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on February 29, 2016.

Tridien's subsidiary, AMF Support Services, Inc. ("AMF") is subject to a workers' compensation claim in the State of California, being adjudicated by the Riverside County Workers' Compensation Appeals Board.  Tridien is a majority owned subsidiary of the Company. The claim is the result of an industrial accident that occurred on March 2, 2013, and the injuries sustained by a contract employee working at Tridien's Corona, California facility.  The employee is seeking workers' compensation benefits from AMF, as the special employer, and the staffing company who employed the worker, as the general employer.  The employee has also alleged that the employee's injuries are the result of the employer's "serious and willful misconduct", and has made a claim under California Labor Code § 4553 for damages.  The claim was initiated on September 13, 2013. If proven, the "serious and willful" penalty is fixed by statute at either $0 or 50% of the value of all workers' compensation benefits paid as a result of the injury and is not insurable. The underlying workers' compensation claims are still being adjudicated. In addition, in July 2015, the California District Attorney's Office for the County of Riverside filed a criminal complaint against Tridien/AMF in Superior Court of California, County of Riverside, alleging violations of the California Labor Code and Penal Code in connection with the above described industrial accident.  In March 2016, Tridien/AMF pled no contest to a 6423(a) misdemeanor charge.  As required by the sentence imposed by the court, in April 2016, Tridien made payments totaling $750,000 for fines, penalties, and assessments to the Riverside Superior Court and certain other agencies as directed by the court.  Concurrently, Tridien made a payment of $49,875 to the California Division of Occupational Safety and Health Bureau of Investigations ("CAL OSHA") pursuant to a Stipulated Settlement Agreement (admitting no fault or liability) entered into by and between Tridien and CAL OSHA to end the appeal of seven OSHA citations issued by CAL OSHA related to the aforementioned accident. Tridien had previously accrued $750,000 for legal fees, costs and potential fines related to the settled charges.

ITEM 1A. RISK FACTORS

There have been no material changes in those risk factors and other uncertainties associated with the Company and Holdings discussed in the section entitled "Risk Factors" disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 29, 2016.

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
Date: May 4, 2016
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 4, 2016

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