Form 10-Q
period 2016-06-30
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2016-08-03
CIK 1345126, 1345122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

As of July 29, 2016, there were 54,300,000 shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2016

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

PART I
FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS

Compass Diversified Holdings
Condensed Consolidated Balance Sheets

(in thousands)	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,160	$85,869
Accounts receivable, net	125,314	114,320
Inventories	81,813	68,371
Prepaid expenses and other current assets	19,274	22,803
Total current assets	247,561	291,363
Property, plant and equipment, net	124,474	118,050
Equity method investment (refer to Note F)	210,328	249,747
Goodwill	488,990	398,488
Intangible assets, net	365,169	353,404
Other non-current assets	13,209	9,990
Total assets	$1,449,731	$1,421,042
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$54,383	$50,403
Accrued expenses	50,622	47,959
Due to related party	6,087	5,863
Current portion, long-term debt	3,250	3,250
Other current liabilities	10,253	9,004
Total current liabilities	124,595	116,479
Deferred income taxes	104,433	103,745
Long-term debt	385,776	308,639
Other non-current liabilities	27,897	18,960
Total liabilities	642,701	547,823
Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 54,300 shares issued and outstanding at June 30, 2016 and December 31, 2015	825,321	825,321
Accumulated other comprehensive loss	(6,452)	(9,804)
Accumulated (deficit) earnings	(41,667)	10,567
Total stockholders’ equity attributable to Holdings	777,202	826,084
Noncontrolling interest	29,828	47,135
Total stockholders’ equity	807,030	873,219
Total liabilities and stockholders’ equity	$1,449,731	$1,421,042
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
(in thousands, except per share data)
Net sales	$185,154	$156,023	$354,915	$300,319
Service revenues	44,234	43,702	82,520	78,831
Total net revenues	229,388	199,725	437,435	379,150
Cost of sales	120,614	104,572	232,849	203,604
Cost of service revenues	29,553	31,936	59,104	59,759
Gross profit	79,221	63,217	145,482	115,787
Operating expenses:
Selling, general and administrative expense	46,738	33,945	91,211	66,971
Management fees	6,676	6,666	13,134	13,399
Amortization expense	8,609	7,224	16,435	15,046
Impairment expense	—	258	—	9,165
Loss on disposal of assets	6,663	—	6,663	—
Operating income	10,535	15,124	18,039	11,206
Other income (expense):
Interest expense, net	(7,366)	(3,125)	(18,828)	(12,842)
Amortization of debt issuance costs	(570)	(545)	(1,140)	(1,090)
Gain (loss) on equity method investment	18,889	11,181	8,266	(2,266)
Other income (expense), net	(542)	(43)	2,878	(33)
Income (loss) from continuing operations before income taxes	20,946	22,592	9,215	(5,025)
Provision for income taxes	1,588	3,125	4,884	5,518
Income (loss) from continuing operations	19,358	19,467	4,331	(10,543)
Income from discontinued operations, net of income tax	—	7,108	—	11,831
Net income	19,358	26,575	4,331	1,288
Less: Net income attributable to noncontrolling interest	119	1,720	1,115	1,194
Less: Income from discontinued operations attributable to noncontrolling interest	—	398	—	539
Net income (loss) attributable to Holdings	$19,239	$24,457	$3,216	$(445)
Amounts attributable to Holdings
Income (loss) from continuing operations	19,239	17,747	3,216	(11,737)
Income from discontinued operations, net of income tax	—	6,710	—	11,292
Net income (loss) attributable to Holdings	$19,239	$24,457	$3,216	$(445)
Basic and fully diluted income (loss) per share attributable to Holdings (refer to Note L)
Continuing operations	$0.33	$0.29	$0.03	$(0.25)
Discontinued operations	—	0.11	—	0.19
	$0.33	$0.40	$0.03	$(0.06)
Weighted average number of shares of trust stock outstanding – basic and fully diluted	54,300	54,300	54,300	54,300
Cash distributions declared per share (refer to Note L)	$0.36	$0.36	$0.72	$0.72

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
(in thousands)
Net income	$19,358	$26,575	$4,331	$1,288
Other comprehensive income (loss)
Foreign currency translation adjustments	(632)	447	4,588	373
Pension benefit liability, net	(713)	405	(1,236)	329
Other comprehensive income (loss)	(1,345)	852	3,352	702
Total comprehensive income, net of tax	18,013	27,427	7,683	1,990
Less: Net income attributable to noncontrolling interests	119	2,118	1,115	1,733
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(29)	28	1,197	23
Total comprehensive income attributable to Holdings, net of tax	$17,923	$25,281	$5,371	$234
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

(in thousands)	Number of Shares	Amount	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Total Stockholders’ Equity
Balance — January 1, 2016	54,300	$825,321	$10,567	$(9,804)	$826,084	$47,135	$873,219
Net income	—	—	3,216	—	3,216	1,115	4,331
Total comprehensive income, net	—	—	—	3,352	3,352	—	3,352
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	2,048	2,048
Effect of subsidiary stock options exercise - Liberty	—	—	(578)	—	(578)	4,333	3,755
Excess tax benefit on stock compensation - Liberty	—	—	—	—	—	366	366
Issuance of subsidiary shares - Ergo (refer to Note N)	—	—	4,809	—	4,809	3,392	8,201
Repurchase of subsidiary shares - Ergo (refer to Note N)	—	—	(10,945)	—	(10,945)	(4,462)	(15,407)
Purchase of noncontrolling interest - Liberty (refer to Note N)	—	—	(1,007)	—	(1,007)	(469)	(1,476)
Distributions to noncontrolling shareholders - Liberty (refer to Note N)	—	—	—	—	—	(5,253)	(5,253)
Distributions to noncontrolling shareholders - ACI (refer to Note N)	—	—	—	—	—	(18,377)	(18,377)
Distribution to Allocation Interest holders (refer to Note L)	—	—	(8,633)	—	(8,633)	—	(8,633)
Distributions paid	—	—	(39,096)	—	(39,096)	—	(39,096)
Balance — June 30, 2016	54,300	$825,321	$(41,667)	$(6,452)	$777,202	$29,828	$807,030
See notes to condensed consolidated financial statements.

Compass Diversified Holdings Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$4,331	$1,288
Income from discontinued operations	—	11,831
Net income (loss) from continuing operations	4,331	(10,543)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	11,832	10,793
Amortization expense	18,088	15,048
Impairment expense	—	9,165
Loss on disposal of assets	6,663	—
Amortization of debt issuance costs and original issue discount	1,475	1,425
Unrealized loss on interest rate swap	9,983	1,867
Noncontrolling stockholder stock based compensation	2,048	1,409
Excess tax benefit from subsidiary stock options exercised	(366)	—
(Gain) loss on equity method investment	(8,266)	2,266
Deferred taxes	(5,991)	(2,749)
Other	282	498
Changes in operating assets and liabilities, net of acquisition:
Decrease in accounts receivable	10,750	8,555
Increase in inventories	(505)	(5,016)
Increase in prepaid expenses and other current assets	(2)	(372)
Decrease in accounts payable and accrued expenses	(4,788)	(8,757)
Net cash provided by operating activities - continuing operations	45,534	23,589
Net cash provided by operating activities - discontinued operations	—	8,678
Cash provided by operating activities	45,534	32,267
Cash flows from investing activities:
Acquisitions, net of cash acquired	(133,430)	517
Purchases of property and equipment	(10,789)	(7,079)
Net proceeds from sale of equity investment	47,685	—
Payment of interest rate swap	(1,794)	(995)
Purchase of noncontrolling interest (refer to Note N)	(1,476)	—
Other investing activities	215	268
Net cash used in investing activities - continuing operations	(99,589)	(7,289)
Net cash used in investing activities - discontinued operations	—	(1,960)
Cash used in investing activities	(99,589)	(9,249)

Compass Diversified Holdings Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(in thousands)	2016	2015
Cash flows from financing activities:
Borrowings under credit facility	187,200	71,000
Repayments under credit facility	(110,825)	(53,350)
Distributions paid	(39,096)	(39,096)
Net proceeds provided by noncontrolling shareholders (refer to Note N)	3,755	500
Distributions paid to noncontrolling shareholders (refer to Note N)	(23,630)	—
Distributions paid to allocation interest holders (refer to Note L)	(8,633)	—
Repurchase of subsidiary stock	(15,407)	—
Excess tax benefit from subsidiary stock options exercised	366	—
Debt issuance costs	—	(295)
Other	(561)	(419)
Net cash used in financing activities	(6,831)	(21,660)
Foreign currency impact on cash	(3,823)	318
Net (decrease) increase in cash and cash equivalents	(64,709)	1,676
Cash and cash equivalents — beginning of period (1)	85,869	23,703
Cash and cash equivalents — end of period (2)	$21,160	$25,379
(1) Includes cash from discontinued operations of $1.8 million at January 1, 2015.
(2) Includes cash from discontinued operations of $3.0 million at June 30, 2015.

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2016

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
The Company is a controlling owner of eight businesses, or reportable operating segments, at June 30, 2016. The segments are as follows: The Ergo Baby Carrier, Inc. ("Ergobaby"), Liberty Safe and Security Products, Inc. ("Liberty Safe" or "Liberty"), Fresh Hemp Foods Ltd. ("Manitoba Harvest"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold" or "Arnold Magnetics"), Clean Earth Holdings, Inc. ("Clean Earth"), Sterno Products, LLC ("Sterno Products") and Tridien Medical, Inc. ("Tridien"). Refer to Note E for further discussion of the operating segments. The Company also owns a non-controlling interest of approximately 33.1% in Fox Factory Holding Corp. ("FOX") which is accounted for as an equity method investment. Compass Group Management LLC, a Delaware limited liability company ("CGM" or the "Manager"), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a management services agreement ("MSA").

Note B — Presentation and Principles of Consolidation
The condensed consolidated financial statements for the three and six month periods ended June 30, 2016 and June 30, 2015, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Discontinued Operations
The Company completed the sale of its majority owned subsidiary, CamelBak Products, LLC ("CamelBak") during the third quarter of 2015. In October 2015, the Company sold its majority owned subsidiary, American Furniture Manufacturing, Inc. ("AFM" or "American Furniture") which met the criteria to be classified as a discontinued operation as of September 30, 2015. As a result, the Company reported the results of operations of CamelBak and American Furniture as discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2015. Refer to Note D for additional information. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.

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

In April 2015, the FASB issued an accounting standard update intended to simplify the presentation of debt issuance costs in the balance sheet. The new guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. In August 2015, the FASB issued additional guidance which addresses the Security and Exchange Commission's ("SEC") comments related to the absence of authoritative guidance within the accounting standard update related to line-of-credit arrangements. The SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance cost ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the line of credit arrangement. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Retrospective adoption is required. The Company adopted this guidance on January 1, 2016 and has reclassified debt issuance costs associated with the Company's term debt of $4.6 million as of December 31, 2015, from long-term assets to long-term debt. Deferred debt issuance costs incurred in connection with the Company's revolving credit facility of $4.2 million and $4.9 million at June 30, 2016 and December 31, 2015, respectively, continue to be classified as long-term assets.

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

The Company made loans to and purchased an 87% controlling interest in Manitoba Harvest. The purchase price, including proceeds from noncontrolling interest, was approximately $102.7 million (C$130.3 million). Manitoba Harvest management and a minority shareholder invested in the transaction along with the Company representing approximately 13% initial noncontrolling interest on a primary basis. The fair value of the noncontrolling interest was determined based on enterprise value of the acquired entity multiplied by the ratio number of shares acquired by the minority shareholders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of Manitoba Harvest. CGM received integration services fees of $1.0 million which were payable quarterly during the twelve month period subsequent to acquisition as services are rendered.

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
	$63,687

Unaudited pro forma information
The following unaudited pro forma data for the three and six months ended June 30, 2015 gives effect to the acquisition of Manitoba Harvest, as described above, as if the acquisition had been completed as of January 1, 2015, and the sale of CamelBak and AFM as if the dispositions had been completed on January 1, 2015. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

(in thousands)	Three months ended June 30, 2015	Six months ended June 30, 2015
Net sales	$211,671	$401,726
Operating income	15,013	11,144
Net income (loss)	18,523	(12,119)
Net income (loss) attributable to Holdings	16,800	(13,352)
Basic and fully diluted net income (loss) per share attributable to Holdings	$0.27	$(0.28)

Other acquisitions
Ergobaby
On May 11, 2016, the Company's Ergobaby subsidiary acquired all of the outstanding membership interests in New Baby Tula LLC ("Baby Tula"), a maker of premium baby carriers, toddler carriers, slings, blankets and wraps. The purchase price was $73.8 million, plus a potential earn-out of $8.2 million based on 2017 financial performance. Ergobaby paid $0.8 million in transaction costs in connection with the acquisition. Ergobaby funded the acquisition and payment of related transaction costs through the issuance of an additional $68.2 million in inter-company loans with the Company, and the issuance of $8.2 million in Ergobaby shares to the selling shareholders. The fair value of the Ergobaby shares issued to the selling shareholders was determined based on a model that multiplies the trailing twelve months earnings before interest, taxes, depreciation and amortization by an estimated enterprise value multiple to determine an estimated fair value. The Company then assumes proceeds from the conversion of outstanding stock options, deducts the carrying value of debt at Ergobaby and estimated selling costs of the entity, and divides the resulting amount by the total number of outstanding shares, including converted stock options, to determine a per share value for the stock issued. The Company funded the additional inter-company loans used for the acquisition with available cash on the balance sheet and a draw on the 2014 Revolving Credit Facility. Ergobaby has not yet completed the preliminary allocation of the purchase price and has recorded the excess of the purchase price, including the potential earn-out, over the assets acquired as goodwill at June 30, 2016. The Company expects to finalize the purchase price during 2016 within the measurement period.
Clean Earth
On June 1, 2016, the Company's Clean Earth subsidiary acquired certain of the assets and liabilities of EWS Alabama, Inc. ("EWS") for a purchase price of $20.2 million. Clean Earth funded the acquisition and the related transaction costs through the issuance of additional inter-company debt with the Company. Based in Glencoe, Alabama, EWS provides a range of hazardous and non-hazardous waste management services from a fully permitted hazardous waste RCRA Part B facility. The Company funded the additional inter-company loans with Clean Earth through a draw on its 2014 Revolving Credit Facility. Clean Earth has not yet completed the preliminary allocation of the purchase price and has recorded the excess of the purchase price over the assets acquired as goodwill at June 30, 2016. The Company expects to finalize the purchase price during 2016 within the measurement period.
On April 15, 2016, Clean Earth acquired certain assets of Phoenix Soil, LLC ("Phoenix Soil") and WIC, LLC (together with Phoenix Soil, the "Sellers") for a purchase price of $13.7 million. Phoenix Soil is based in Plainville, CT and provides environmental services for nonhazardous contaminated soil materials with a primary focus on soil. Phoenix Soil recently completed its transition to a new 58,000 square foot thermal desorption facility owned by WIC, LLC. The acquisition increases Clean Earth's soil treatment capabilities and expand its geographic footprint into New England. Clean Earth financed the acquisition and payment of related transaction costs through the issuance of an additional $13.7 million in inter-company loans with the Company. The Company used cash on hand to fund the purchase price of Phoenix Soil. In connection with the acquisition, Clean Earth recorded a preliminary purchase price allocation of $3.2 million in goodwill and $5.6 million in intangible assets in the second quarter of 2016. The Company expects to finalize the purchase price during the third quarter of 2016.
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
In connection with the acquisition, Sterno recorded a preliminary purchase price allocation of $6.0 million of goodwill, which is not expected to be deductible for income tax purposes, $12.7 million in intangible assets and $1.2 million in inventory step-up. In addition, the earn-out provision of the purchase price was allocated a fair value of $1.5 million. The remainder of the purchase consideration was allocated to net assets acquired. Sterno Products incurred $0.4 million in acquisition related costs in connection with the NII acquisition. The Company expects to finalize the purchase price allocation for NII during 2016 within the measurement period.
Manitoba Harvest
On December 15, 2015, the Company's Manitoba Harvest subsidiary completed the acquisition of Hemp Oil Canada, Inc. (HOCI), for a purchase price of $30.4 million (C$41.5 million). The final purchase price was reduced by $0.4 million (C$0.5 million) after the settlement of the working capital adjustment during the second quarter of 2016. HOCI is a bulk wholesale producer, private label packager and custom processor of hemp food product ingredients, located in Ste. Agathe, Manitoba. Manitoba Harvest incurred $0.4 million (C$0.5 million) of acquisition related costs for the HOCI acquisition which are recorded in selling, general and administrative expenses in the consolidated results of operation for the year ending December 31, 2015. In connection with the acquisition of HOCI, certain of the selling shareholders of HOCI invested $6.8 million (C$9.3 million) in Manitoba Harvest in exchange for approximately 11% noncontrolling interest in Manitoba Harvest.

Manitoba Harvest recorded a preliminary purchase price allocation of $7.3 million in goodwill, which is expected to be deductible for income tax purposes, $10.8 million of intangible assets, and $0.3 million in inventory step-up. The remainder of the purchase consideration was allocated to net assets acquired. The Company expects to finalize the purchase price for HOCI during the third quarter of 2016.

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

Summarized operating results of discontinued operations for the three and six months ended June 30, 2015 are as follows:

	Three months ended June 30, 2015			Six months ended June 30, 2015
(in thousands)	CamelBak	American Furniture	Total discontinued operations	CamelBak	American Furniture	Total discontinued operations
Net sales	$42,574	$42,427	$85,001	$79,496	$83,352	$162,848
Gross profit	18,900	3,842	22,742	34,132	7,957	42,089
Operating income	7,284	1,549	8,833	11,635	3,225	14,860
Income from continuing operations before income taxes	8,263	1,552	9,815	12,292	3,233	15,525
Provision for income taxes	2,669	38	2,707	3,656	38	3,694
Income from discontinued operations (1)	$5,594	$1,514	$7,108	$8,636	$3,195	$11,831

(1) The results for the three and six months ended June 30, 2015 exclude $2.2 million and $4.3 million of intercompany interest expense.

Note E — Operating Segment Data
At June 30, 2016, the Company had eight reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

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

•
Manitoba Harvest is a pioneer and leader in the manufacture and distribution of branded, hemp-based foods and hemp based ingredients. Manitoba Harvest’s products, which include Hemp Hearts™, Hemp Heart Bites™, Hemp Heart Bars™, and Hemp protein powders, are currently carried in over 7,000 retail stores across the U.S. and Canada. Manitoba Harvest is headquartered in Winnipeg, Manitoba.

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

•
Clean Earth provides environmental services for a variety of contaminated materials including soils, dredged material, hazardous waste and drill cuttings. Clean Earth analyzes, treats, documents and recycles waste streams generated in multiple end-markets such as power, construction, oil and gas, infrastructure, industrial and dredging. Clean Earth is headquartered in Hatboro, Pennsylvania and operates 16 facilities in the eastern United States.

•
Sterno Products is a manufacturer and marketer of portable food warming fuel and creative table lighting solutions for the food service industry and flameless candles and outdoor lighting products for consumers. Sterno Products's products include wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and outdoor lighting products. Sterno Products is headquartered in Corona, California.

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

A disaggregation of the Company’s consolidated revenue and other financial data for the three and six months ended June 30, 2016 and 2015 is presented below (in thousands):

Net sales of operating segments	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Ergobaby	$25,969	$21,492	$45,384	$42,160
Liberty	21,903	24,756	50,903	50,609
Manitoba Harvest	14,684	—	28,401	—
ACI	21,749	23,082	43,266	44,500
Arnold Magnetics	28,496	29,360	55,879	60,548
Clean Earth	44,234	43,702	82,520	78,831
Sterno Products	57,141	38,365	101,110	66,970
Tridien	15,212	18,968	29,972	35,532
Total	229,388	199,725	437,435	379,150
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—	—	—
Total consolidated revenues	$229,388	$199,725	$437,435	$379,150

Profit (loss) of operating segments (1)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Ergobaby	$342	$5,641	$4,432	$11,047
Liberty	2,621	2,764	7,462	4,168
Manitoba Harvest	(1,782)	—	(1,419)	—
ACI	5,650	6,766	11,482	12,487
Arnold Magnetics	2,351	1,720	2,977	3,474
Clean Earth	3,225	1,594	2,267	40
Sterno Products	6,147	3,923	8,559	5,579
Tridien	47	1,005	(530)	(7,687)
Total	18,601	23,413	35,230	29,108
Reconciliation of segment profit to consolidated income (loss) before income taxes:
Interest expense, net	(7,366)	(3,125)	(18,828)	(12,842)
Other income, net	(542)	(43)	2,878	(33)
Loss on equity method investment	18,889	11,181	8,266	(2,266)
Corporate and other (2)	(8,636)	(8,834)	(18,331)	(18,992)
Total consolidated loss before income taxes	$20,946	$22,592	$9,215	$(5,025)

(1)	Segment profit (loss) represents operating income (loss).

(2)	Primarily relates to management fees expensed and payable to CGM, and corporate overhead expenses.

	Accounts Receivable		Identifiable Assets		Depreciation and Amortization Expense
	June 30,	December 31,	June 30,	December 31,	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016 (1)	2015 (1)	2016	2015	2016	2015
Ergobaby	$11,473	$8,076	$62,868	$62,436	$802	$870	$1,637	$1,720
Liberty	11,302	12,941	29,249	31,395	653	640	1,309	2,232
Manitoba Harvest	6,223	5,512	103,801	88,541	2,154	—	3,468	—
ACI	6,758	5,946	19,881	17,275	859	724	1,700	1,481
Arnold Magnetics	16,262	15,083	67,031	72,310	2,273	2,185	4,510	4,378
Clean Earth	39,788	42,291	185,753	185,087	5,075	5,067	10,030	10,459
Sterno Products	31,115	19,508	142,131	121,910	2,580	2,156	6,031	3,620
Tridien	6,567	8,571	14,151	15,526	616	574	1,235	1,194
Allowance for doubtful accounts	(4,174)	(3,608)	—	—	—	—	—	—
Total	125,314	114,320	624,865	594,480	15,012	12,216	29,920	25,084
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	234	64,007	—	252	—	757
Equity method investment	—	—	210,328	249,747	—	—	—	—
Amortization of debt issuance costs and original issue discount	—	—	—	—	737	712	1,475	1,425
Total	$125,314	$114,320	$835,427	$908,234	$15,749	$13,180	$31,395	$27,266

(1)	Does not include accounts receivable balances per schedule above or goodwill balances - refer to "Note H - Goodwill and Other Intangible Assets".

Geographic Information

International Revenues	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Ergobaby	$13,582	$12,274	$23,959	$23,230
Manitoba Harvest	6,280	—	12,410	—
Arnold Magnetics	10,647	10,645	21,446	23,014
Sterno Products	4,847	1,681	10,039	997
	$35,356	$24,600	$67,854	$47,241

Note F - Equity Method Investment

Investment in FOX

FOX, a former majority owned subsidiary of the Company that is publicly traded on the NASDAQ Stock Market under the ticker "FOXF," is a designer, manufacturer and marketer of high-performance ride dynamic products used primarily for bicycles, side-by-side vehicles, on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, snowmobiles, specialty vehicles and applications, and motorcycles. FOX’s products offer innovative design, performance, durability and reliability that enhance ride dynamics by improving performance and control. FOX is headquartered in Scotts Valley, California. In July 2014, FOX used a registration statement on Form S-1 under the Securities Act filed with the Securities and Exchange Commission for a public offering of its common stock (the "FOX Secondary Offering"). CODI sold 4,466,569 shares of FOX common stock in connection with the FOX Secondary Offering. As a result of the sale of the shares by the Company in the FOX Secondary Offering, the Company’s ownership interest in FOX decreased to approximately 41.2%, which resulted in the deconsolidation of the FOX operating segment in the Company’s consolidated financial statements effective as of the date of the FOX Secondary Offering.
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

The Company has elected to account for its investment in FOX at fair value using the equity method beginning on the date the investment became subject to the equity method of accounting. The Company uses the equity method of accounting when it has the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. For equity method investments which the Company has elected to measure at fair value, unrealized gains and losses are reported in the consolidated statement of operations as gain (loss) from equity method investments. The equity method investment in FOX had a fair value of $210.3 million on June 30, 2016 based on the closing price of FOX shares on that date. The Company recognized a gain of $18.9 million and $8.3 million, respectively, for the three and six months ended June 30, 2016 due to the change in the fair value of the FOX investment and the effect of the underwriter's discount on the sale of FOX shares.

The condensed balance sheet information and results of operations of the Company's FOX investment are summarized below (in thousands):

Condensed Balance Sheet information
	July 1, 2016	December 31, 2015
Current assets	$163,342	$131,941
Non-current assets	155,435	145,775
	$318,777	$277,716

Current liabilities	$88,585	$73,970
Non-current liabilities	70,515	51,486
Stockholders' equity	159,677	152,260
	$318,777	$277,716

Condensed Results of Operations
	Three months ended		Six months ended
	July 1, 2016	June 30, 2015	July 1, 2016	June 30, 2015
Net revenue	$102,294	$97,171	$182,511	$164,959
Gross profit	32,327	29,868	57,445	48,651
Operating income	11,278	10,357	16,971	12,076
Net income	$8,917	$6,763	$12,178	$7,533

Note G — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Machinery and equipment	$144,940	$135,357
Office furniture, computers and software	10,636	9,500
Leasehold improvements	8,768	8,706
Buildings and land	36,520	31,856
	200,864	185,419
Less: accumulated depreciation	(76,390)	(67,369)
Total	$124,474	$118,050
Depreciation expense was $6.0 million and $11.8 million for the three and six months ended June 30, 2016, and $5.2 million and $10.8 million for the three and six months ended June 30, 2015.
Inventory
Inventory is comprised of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Raw materials and supplies	$30,870	$29,809
Work-in-process	9,491	9,035
Finished goods	47,495	33,653
Less: obsolescence reserve	(6,043)	(4,126)
Total	$81,813	$68,371

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

Goodwill
2016 Annual goodwill impairment testing
The Company uses a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment testing. The qualitative factors we consider include, in part, the general macroeconomic environment, industry and market specific conditions for each reporting unit, financial performance including actual versus planned results and results of relevant prior periods, operating costs and cost impacts, as well as issues or events specific to the reporting unit. At March 31, 2016, we determined that the Tridien reporting unit required further quantitative testing (step 1) because we could not conclude that the fair value of the reporting unit exceeds its carrying value based on qualitative factors alone. For the step 1 quantitative impairment test at Tridien, the Company utilized both the market approach and the income approach, with a 50% weighting assigned to each method. The weighted average cost of capital used in the income approach at Tridien was 14.1%. Results of the step 1 quantitative testing of Tridien indicated that the fair value of Tridien exceeded its carrying value. For the reporting units that were tested qualitatively, the results of the qualitative analysis indicated that the fair value of those reporting units exceeded their carrying value.
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

A summary of the net carrying value of goodwill at June 30, 2016 and December 31, 2015, is as follows (in thousands):

	Six months ended June 30, 2016	Year ended December 31, 2015
Goodwill - gross carrying amount	550,821	460,319
Accumulated impairment losses	(61,831)	(61,831)
Goodwill - net carrying amount	$488,990	$398,488

The following is a reconciliation of the change in the carrying value of goodwill for the six months ended June 30, 2016 by operating segment (in thousands):

	Corporate (1)	Ergobaby	Liberty	Manitoba Harvest	ACI	Arnold (2)	Clean Earth	Sterno	Tridien	Total
Balance as of January 1, 2016	$8,649	$41,664	$32,828	$52,672	$58,019	$51,767	$111,339	$33,716	$7,834	$398,488
Purchase adjustments - Northern International Inc. (3)	—	—	—	—	—	—	—	6,006	—	6,006
Acquisition of Phoenix Soil (3)	—	—	—	—	—	—	3,212	—	—	3,212
Acquisition of EWS (4)	—	—	—	—	—	—	19,177	—	—	19,177
Acquisition of BabyTula (4)	—	68,946	—	—	—	—	—	—	—	68,946
Purchase adjustments - HOCI (3)	—	—	—	(10,579)	—	—	—	—	—	(10,579)
Foreign currency translation	—	—	—	3,740	—	—	—	—	—	3,740
Balance as of June 30, 2016	$8,649	$110,610	$32,828	$45,833	$58,019	$51,767	$133,728	$39,722	$7,834	$488,990

(1)
Represents goodwill resulting from purchase accounting adjustments not "pushed down" to the ACI segment. This amount is allocated back to the respective segment for purposes of goodwill impairment testing.

(2)	Arnold Magnetics has three reporting units PMAG, FlexMag and Precision Thin Metals with goodwill balances of $40.4 million, $4.8 million and $6.5 million, respectively.

(3)	The goodwill related to the acquisition of HOCI by Manitoba Harvest, NII by Sterno Products and Phoenix Soil by Clean Earth is based on a preliminary purchase price allocation.

(4)
The preliminary purchase price allocation related to the acquisition of EWS by Clean Earth and Baby Tula by Ergobaby has not yet been prepared. The goodwill related to these acquisitions represents the excess of the purchase price over the net assets acquired.

Long lived assets
Orbitbaby
During the second quarter of 2016, Ergobaby's board of directors approved a plan to dispose of the Orbitbaby product line. Ergobaby determined at the time the plan was approved that the carrying value of the long lived assets associated with the Orbitbaby product line was not recoverable, and therefore, Ergobaby recorded a loss on disposal of assets of $6.7 million related to the write off of the long-lived assets of Orbitbaby. The loss is comprised of the write-off of intangible assets of $5.5 million, property, plant and equipment of $0.4 million, and other assets of $0.8 million. Ergobaby will continue to sell the remaining Orbitbaby inventory through the end of 2016.

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
Other intangible assets are comprised of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015	Weighted Average Useful Lives
Customer relationships	$247,011	$226,722	12
Technology and patents	50,119	41,001	9
Trade names, subject to amortization	27,309	25,130	16
Licensing and non-compete agreements	7,375	6,686	5
Permits and airspace	99,914	98,673	13
Distributor relations and other	606	606	5
	432,334	398,818
Accumulated amortization:
Customer relationships	(85,156)	(74,519)
Technology and patents	(24,932)	(19,032)
Trade names, subject to amortization	(5,624)	(4,697)
Licensing and non-compete agreements	(7,094)	(6,575)
Permits and airspace	(16,945)	(12,313)
Distributor relations and other	(606)	(606)
Total accumulated amortization	(140,357)	(117,742)
Trade names, not subject to amortization	73,192	72,328
Total intangibles, net	$365,169	$353,404

Amortization expense related to intangible assets was $8.6 million and $16.4 million for the three and six months ended June 30, 2016, and $7.2 million and $15.0 million for the three and six months ended June 30, 2015, respectively. Estimated charges to amortization expense of intangible assets over the next five years, is as follows (in thousands):

July 1, 2016 through Dec. 31, 2016	$16,403
2017	31,045
2018	30,027
2019	28,682
2020	28,436
$134,593

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

Debt Issuance Costs

Deferred debt issuance costs represent the costs associated with the entering into the 2014 Credit Facility and are amortized over the term of the related debt instrument. The Company's 2014 Credit Facility is comprised of the 2014 Revolving Credit Facility and the 2014 Term Loan Facility. Since the Company can borrow, repay and reborrow principal under the 2014 Revolving Credit Facility, the debt issuance costs associated with this facility have been classified as other non-current assets in the accompanying consolidated balance sheet. The debt issuance costs associated with the 2014 Term Loan are classified as a reduction of long-

term debt in the accompanying consolidated balance sheet. The following table summarizes debt issuance costs at June 30, 2016 and December 31, 2015, and the balance sheet classification in each of the periods presents (in thousands):

	June 30, 2016	December 31, 2015
Deferred debt issuance costs	$12,973	$12,973
Accumulated amortization	(4,625)	(3,508)
Deferred debt issuance costs, less accumulated amortization	$8,348	$9,466

Balance Sheet classification:
Other non-current assets	$4,171	$4,863
Long-term debt	4,177	4,603
	$8,348	$9,466
The following table provides the Company’s debt holdings at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Revolving Credit Facility	$78,000	$—
Term Loan	318,500	320,125
Original issue discount	(3,297)	(3,633)
Debt issuance costs - term loan	(4,177)	(4,603)
Total debt	$389,026	$311,889
Less: Current portion, term loan facilities	(3,250)	(3,250)
Long term debt	$385,776	$308,639
Net availability under the 2014 Revolving Credit Facility was approximately $318.2 million at June 30, 2016. Letters of credit outstanding at June 30, 2016 totaled approximately $3.8 million. At June 30, 2016, the Company was in compliance with all covenants as defined in the 2014 Credit Facility.

Note J — Derivative Instruments and Hedging Activities
On September 16, 2014, the Company purchased an interest rate swap ("New Swap") with a notional amount of $220 million. The New Swap is effective April 1, 2016 through June 6, 2021, the termination date of the 2014 Term Loan. The agreement requires the Company to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At June 30, 2016 and December 31, 2015, this Swap had a fair value loss of $21.7 million and $13.0 million, respectively, principally reflecting the present value of future payments and receipts under the agreement.
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
The following table reflects the classification of the Company's interest rate swaps on the consolidated balance sheets at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Other current liabilities	$5,142	$3,914
Other noncurrent liabilities	16,530	9,569
Total fair value	$21,672	$13,483

Note K — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at June 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements at June 30, 2016
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Equity method investment - FOX	$210,328	$210,328	$—	$—
Liabilities:
Call option of noncontrolling shareholder (1)	(25)	—	—	(25)
Put option of noncontrolling shareholders (2)	(50)	—	—	(50)
Contingent consideration - acquisition (3)	(1,500)	—	—	(1,500)
Interest rate swap	(21,672)	—	(21,672)	—
Total recorded at fair value	$187,081	$210,328	$(21,672)	$(1,575)

(1)	Represents a noncontrolling shareholder’s call option to purchase additional common stock in Tridien.

(2)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition.

(3)
Represents potential earn-out payable by Sterno Products for the acquisition of NII. The potential earn-out payable by Ergobaby in connection with their acquisition of Baby Tula in the second quarter of 2015 has not been fair valued at June 30, 2016 because Ergobaby has not completed the preliminary purchase price allocation.

	Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Equity method investment - FOX	$249,747	$249,747	$—	$—
Liabilities:
Call option of noncontrolling shareholder	(25)	—	—	(25)
Put option of noncontrolling shareholders	(50)	—	—	(50)
Interest rate swaps	(13,483)	—	(13,483)	—
Total recorded at fair value	$236,189	$249,747	$(13,483)	$(75)
Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1, 2016 through June 30, 2016 are as follows (in thousands):

2016
Balance at January 1st	$(75)
Contingent consideration - acquisition	(1,500)
Balance at March 31st	$(1,575)
Contingent consideration - acquisition	—
Balance at June 30th	$(1,575)
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
In connection with the acquisition of Baby Tula in May 2016, Ergobaby entered into a contingent consideration arrangement. The earnout provision provides for additional consideration of $8.2 million if the gross profit for Baby Tula for the 2017 fiscal year exceeds a specified level. No earnout amount will be paid if the specified gross profit level is not met. Ergobaby has not completed the initial purchase price allocation for Baby Tula at June 30, 2016, therefore the contingent consideration has not been recorded yet at fair value.

The Company has not changed its valuation techniques in measuring the fair value of any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

2014 Term Loan

At June 30, 2016, the carrying value of the principal under the Company’s outstanding 2014 Term Loan, including the current portion, was $318.5 million, which approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company's net leverage ratio. The estimated fair value of the outstanding 2014 Term Loan is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 in the fair value hierarchy.

Nonrecurring Fair Value Measurements

The following table provides the assets carried at fair value measured on a non-recurring basis as of June 30, 2016 and December 31, 2015.

					Expense
	Fair Value Measurements at June 30, 2016				Three months ended	Six months ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	June 30, 2016

Property, Plant and Equipment (1)	—	—	—	—	375	375
Tradename (1)	—	—	—	—	20	20
Technology (1)	—	—	—	—	3,460	3,460
Customer relationships (1)	—	—	—	—	2,007	2,007

					Expense
	Fair Value Measurements at December 31, 2015				Year ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	December 31, 2015

Technology (2)	$220	$—	$—	$220	$237
Goodwill (2)	$7,834	$—	$—	$7,834	$8,928

(1) Represents the fair value of the respective assets of the Orbitbaby product line. Refer to Note H "Goodwill and Other Intangible Assets" for a description of the loss on disposal of long-lived asset charge recognized during 2016.

(2) Represents the fair value of the respective assets at the Tridien business segment subsequent to the goodwill and long-lived asset impairment charge recognized during 2015.

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
Profit Allocation Interests
The Allocation Interests represent the original equity interest in the Company. The holders of the Allocation Interests ("Holders") are entitled to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The distributions of the profit allocation are paid upon the occurrence of the sale of a material amount of capital stock or assets of one of the Company’s businesses ("Sale Event") or, at the option of the Holders, at each five year anniversary date of the acquisition of one of the Company’s businesses ("Holding Event"). The Company records distributions of the profit allocation to the Holders upon occurrence of a Sale Event or Holding Event as distributions declared on Allocation Interests to stockholders’ equity when they are approved by the Company’s board of directors. The sale of FOX shares in March 2016 (refer to "Note F - Equity Method Investment") qualified as a Sale Event under the Company's LLC Agreement. As a result, in April 2016, the Company's board of directors approved and declared a profit allocation payment totaling $8.6 million that was paid to Holders during the second quarter of 2016.
Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.
Basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015 attributable to Holdings is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Income (loss) from continuing operations attributable to Holdings	$19,239	$17,747	$3,216	$(11,737)
Less: Effect of contribution based profit - Holding Event	1,269	2,200	1,422	2,059
Income (loss) from continuing operation attributable to Trust shares	$17,970	$15,547	$1,794	$(13,796)

Income from discontinued operations attributable to Holdings	$—	$6,710	$—	$11,292
Less: Effect of contribution based profit	—	751	—	720
Income from discontinued operations attributable to Trust shares	$—	$5,959	$—	$10,572

Basic and diluted weighted average shares outstanding	54,300	54,300	54,300	54,300

Basic and fully diluted income (loss) per share attributable to Holdings
Continuing operations	$0.33	$0.29	$0.03	$(0.25)
Discontinued operations	—	0.11	—	0.19
	$0.33	$0.40	$0.03	$(0.06)

Distributions

•	On January 28, 2016, the Company paid a distribution of $0.36 per share to holders of record as of January 21, 2016. This distribution was declared on January 7, 2016.

•	On April 28, 2016, the Company paid a distribution of $0.36 per share to holders of record as of April 21, 2016. This distribution was declared on April 7, 2016.

•	On July 28, 2016, the Company paid a distribution of $0.36 per share to holders of record as of July 21, 2016. This distribution was declared on July 7, 2016.

Note M — Warranties
The Company’s Ergobaby, Liberty and Tridien operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. A reconciliation of the change in the carrying value of the Company’s warranty liability for the six months ended June 30, 2016 and the year ended December 31, 2015 is as follows (in thousands):

	Six months ended June 30, 2016	Year ended December 31, 2015
Warranty liability:
Beginning balance	$2,771	$1,984
Accrual	280	1,194
Warranty payments	(518)	(407)
Ending balance	$2,533	$2,771

Note N — Noncontrolling Interest

Noncontrolling interest represents the portion of the Company’s majority-owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of June 30, 2016 and December 31, 2015:

	% Ownership (1) June 30, 2016		% Ownership (1) December 31, 2015
	Primary	Fully Diluted	Primary	Fully Diluted
Ergobaby	83.9	76.2	81.0	74.2
Liberty	88.6	84.7	96.2	84.6
Manitoba Harvest	76.6	66.1	76.6	65.6
ACI	69.4	69.3	69.4	69.3
Arnold Magnetics	96.7	86.9	96.7	87.3
Clean Earth	97.5	86.2	97.5	86.2
Sterno Products	100.0	89.7	100.0	89.7
Tridien	81.3	67.3	81.3	67.3

(1)	The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	June 30, 2016	December 31, 2015
Ergobaby	17,340	17,754
Liberty	2,378	2,934
Manitoba Harvest	13,644	14,071
ACI	(12,506)	4,295
Arnold Magnetics	2,199	2,113
Clean Earth	4,778	4,308
Sterno Products	931	644
Tridien	964	916
Allocation Interests	100	100
	$29,828	$47,135

ACI Recapitalization

During the second quarter of 2016, the Company completed a recapitalization at ACI whereby the Company entered into an amendment to the intercompany debt agreement with ACI (the "ACI Loan Agreement"). The ACI loan agreement was amended to provide for additional term loan borrowings of $61.0 million to fund a cash distribution to shareholders totaling $60.1 million. Minority interest shareholders of Advanced Circuits, including certain members of management at Advanced Circuits, received total distribution proceeds of $18.4 million. The Company used cash on hand to fund the distribution to minority shareholders.

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

Ergobaby Share Issuance

In connection with the Ergobaby acquisition of Baby Tula in May 2016, Ergobaby issued shares of their stock valued at $8.2 million to the selling shareholders (refer to Note C - Acquisitions for the methodology used to determine the value of the shares at issuance). Subsequent to the issuance of the shares, the noncontrolling interest in Ergobaby was 77.9% on a primary basis and 71.2% on a fully diluted basis.

Ergobaby Share Repurchase

In June 2016, Ergobaby repurchased 77,425 shares of Ergobaby common stock from certain noncontrolling interest shareholders for a total purchase price of $15.4 million. Ergobaby financed the repurchase of shares with an increase to the intercompany debt facility with the Company. The difference between the consideration paid for the noncontrolling interest and the adjustment to the carrying amount of the Company's noncontrolling interest in Ergobaby was recognized in the Company's equity. Subsequent to the repurchase, the noncontrolling interest in Ergobaby is 83.9% on a primary basis and 76.2% on a fully diluted basis. The repurchased shares have been accounted for as treasury shares by Ergobaby.

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
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the six months ended June 30, 2016 and 2015 are as follows:

	Six months ended June 30,
	2016	2015
United States Federal Statutory Rate	35.0%	(35.0)%
State income taxes (net of Federal benefits)	3.2	7.1
Foreign income taxes	5.8	(1.2)
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	37.1	63.5
Effect of (gain) loss on equity method investment (2)	(31.4)	15.8
Impact of subsidiary employee stock options	3.4	2.9
Domestic production activities deduction	(3.2)	(8.1)
Effect of impairment expense	—	53.5
Non-recognition of NOL carryforwards at subsidiaries	(0.8)	4.7
Other	3.9	6.6
Effective income tax rate	53.0%	109.8%

(1)	The effective income tax rate for the six months ended June 30, 2016 and 2015 includes a significant loss at the Company's parent, which is taxed as a partnership.

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
The unfunded liability of $4.5 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at June 30, 2016. Net periodic benefit cost consists of the following for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Service cost	$107	$172	$214	$334
Interest cost	34	51	68	98
Expected return on plan assets	5	(85)	10	(134)
Effect of curtailment	—	(901)	—	(901)
Net periodic benefit cost	$146	$(763)	$292	$(603)

During the first half of 2016, Arnold recognized an increase in the unfunded pension liability primarily as a result of a decrease in the discount rate used to measure the pension benefit obligation. The discount rate decreased from 1.00% at December 31, 2015 to 0.15% at June 30, 2016, resulting in an increase to the pension benefit obligation at June 30, 2016.
During the three and six months ended June 30, 2016, per the terms of the pension agreement, Arnold contributed $0.1 million and $0.2 million, respectively, to the plan. For the remainder of 2016, the expected contribution to the plan will be approximately $0.3 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at June 30, 2016 were considered Level 3.

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

During the second quarter of 2016, Tridien received approximately $1.2 million related to the settlement of a class action lawsuit against manufacturers and suppliers of polyurethane foam. The class action lawsuit alleged that the defendant individuals and businesses had engaged in a conspiracy to increase the prices of flexible polyurethane foam and not compete for customers. The defendants settled the lawsuit in 2015, and payment of the settlement was sent to claimants during the second quarter of 2016. Tridien recorded the settlement received as "other income" in the accompanying consolidated statement of operations.

In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that any unfavorable outcomes will have a material adverse effect on the Company's consolidated financial position or results of operations.
Note R - Subsequent Events

Acquisition

5.11 Tactical

On July 29, 2016, 5.11 ABR Corp., a Delaware corporation and majority owned subsidiary of the Company ("Parent") and 5.11 ABR Merger Corp., a Delaware corporation and wholly owned subsidiary of the Parent (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”) with 5.11 Acquisition Corp., a Delaware corporation (“5.11 Tactical”), and TA

Associates Management, L.P., as the agent and attorney in fact of the holders of stock and options in 5.11 Tactical, pursuant to which Merger Sub will merge with and into 5.11 Tactical, with 5.11 Tactical as the surviving entity (the “Merger”). Upon the consummation of the Merger, Merger Sub will cease to exist, and 5.11 Tactical will become a wholly owned subsidiary of the Parent.

The purchase price for 5.11 Tactical will be $400 million, subject to working capital and certain other adjustments upon closing. 5.11 Tactical reported net revenue of approximately $284 million for the year ended December 31, 2015. The Company’s initial equity ownership in 5.11 Tactical will be approximately 97.5%, and 5.11 Tactical’s management team will also invest in the transaction alongside the Company. The Merger is subject to customary closing conditions and is expected to close within 45 days of entry into the Merger Agreement or such other time as the parties may mutually agree. In connection with the execution of the Merger Agreement, the Company entered into a commitment letter, dated August 1, 2016 (the “Commitment Letter”), with Bank of America, N.A., as sole administrative agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book runner. The Commitment Letter provides for a $150 million Incremental Tranche B Term Facility (the “Commitment”) that is on identical terms as the 2014 Term Loan under the 2014 Credit Facility, among the Company, the financial institutions party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. The Commitment may be used to finance a portion of the aggregate cash consideration of, and to pay the fees and expenses in connection with, the Merger.

5.11 Tactical is a leading designer and marketer of purpose-built tactical apparel and gear serving a wide range of global customers including law enforcement, military special operations and firefighters, as well as outdoor enthusiasts. Headquartered in Irvine, California, 5.11 Tactical operates international sales offices in Sweden, Mexico, Australia, China and UAE.

Allocation Interests - Profit Allocation Payments

Holding Event

Subsequent to the end of the second quarter, the Company declared an $8.2 million distribution to the Allocation Member in connection with a Holding Event of our ownership of the Advanced Circuits subsidiary. The payment is in respect to its positive contribution-based profit in the five year holding period ending June 30, 2016, and will be paid during the quarter ended September 30, 2016.

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

Recent Events
Acquisition of Baby Tula
On May 11, 2016, the Company's Erbobaby subsidiary, acquired all of the outstanding membership interests in New Baby Tula LLC ("Baby Tula"), a maker of premium baby carriers, toddler carriers, slings, blankets and wraps. The purchase price was $73.8 million, plus a potential earn-out of $8.2 million based on 2017 financial performance. Ergobaby paid $0.8 million in transaction costs in connection with the acquisition. Ergobaby funded the acquisition and payment of related transaction costs through the issuance of an additional $68.2 million in inter-company loans with the Company, and the issuance of $8.2 million in Ergobaby shares to the selling shareholders.
Acquisitions of EWS and Phoenix Soil
On June 1, 2016, the Company's Clean Earth subsidiary acquired certain of the assets and liabilities of EWS Alabama, Inc. ("EWS") for a purchase price of $20.2 million. Clean Earth funded the acquisition and the related transaction costs through the issuance of additional inter-company debt with the Company. Based in Glencoe, Alabama, EWS provides a range of hazardous and non-hazardous waste management services from a fully permitted hazardous waste RCRA Part B facility.
On April 15, 2016, Clean Earth acquired certain assets and liabilities of Phoenix Soil, LLC ("Phoenix Soil") and WIC, LLC (together with Phoenix Soil, the "Sellers") for a purchase price of $13.7 million. Clean Earth funded the acquisition and the related transaction costs through the issuance of additional inter-company debt with the Company. Phoenix Soil is based in Plainville, CT and provides environmental services for nonhazardous contaminated soil materials with a primary focus on soil. Phoenix Soil recently completed its transition to a new 58,000 square foot thermal desorption facility owned by WIC, LLC. The acquisition increased Clean Earth's soil treatment capabilities and expand its geographic footprint into New England.
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
Partial Divestiture of FOX shares
During the first quarter of 2016, our equity method investment, FOX, closed on a secondary public offering of 2,500,000 shares of FOX common shares held by the Company. Concurrently with the closing of the offering, FOX repurchased 500,000 shares of FOX common stock held by the Company. As a result of the sale of shares through the offering and the repurchase of shares by FOX, we sold a total of 3,000,000 shares of FOX common stock, with total net proceeds of approximately $47.7 million. Upon completion of the offering and repurchase of shares by FOX, our ownership interest in FOX was reduced from approximately 41% to 33%. The sale of the portion of our FOX shares in March 2016 qualified as a Sale Event under the Company's LLC Agreement. During the second quarter, our Board of Directors declared a distribution to the Holders of the Allocation Interests of $8.6 million in connection with the Sale Event of FOX. The profit allocation payment was made during the quarter ended June 30, 2016.

Ergobaby Share Repurchase

In June 2016, Ergobaby repurchased 77,425 shares of Ergobaby common stock from certain noncontrolling interest shareholders for a total purchase price of $15.4 million. Ergobaby financed the repurchase of shares with an increase to the intercompany debt facility with the Company. Subsequent to the repurchase, the noncontrolling interest in Ergobaby is 83.9% on a primary basis and 76.2% on a fully diluted basis. The shares have been accounted for as treasury shares by Ergobaby.

2016 Outlook

Middle market deal flow in the first six months of 2016 was down compared to 2015, as purchase price multiples continue to increase.  High valuation levels continue to be driven by the availability of debt capital with favorable terms and financial and strategic buyers seeking to deploy available equity capital.

We remain focused on marketing the Company’s attractive ownership and management attributes to potential sellers of middle market businesses and intermediaries.  In addition, we continue to pursue opportunities for add-on acquisitions by certain of our existing subsidiary companies, which can be particularly attractive from a strategic perspective. We completed an add-on acquisition at our Sterno Products subsidiary in the first quarter of 2016, and additional add-on acquisitions at our Clean Earth and Ergobaby subsidiaries in the second quarter.

Discontinued Operations

The results of operations for CamelBak and American Furniture for the three and six months ended June 30, 2015 are presented as discontinued operations in our consolidated financial statements as a result of the sale of these operating segments in August and October 2015, respectively. See Note D - "Discontinued Operations", to our consolidated financial statements for further discussion of the operating results of our discontinued businesses.

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

Results of Operations
We were formed on November 18, 2005 and acquired our existing businesses (segments) at June 30, 2016 as follows:

May 16, 2006	August 1, 2006	March 31, 2010	September 16, 2010

Advanced Circuits	Tridien	Liberty Safe	Ergobaby

March 5, 2012	August 26, 2014	October 10, 2014	July 10, 2015

Arnold Magnetics	Clean Earth	Sterno Products	Manitoba Harvest

In the following results of operations, we provide (i) our actual consolidated results of operations for the three and six months ended June 30, 2016 and 2015, which includes the historical results of operations of our businesses (operating segments) from the date of acquisition and (ii) comparative results of operations for each of our businesses on a stand-alone basis for the three and six months ended June 30, 2016 and 2015.

Consolidated Results of Operations – Compass Diversified Holdings and Compass Group Diversified Holdings LLC

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
(in thousands)
Net sales	$229,388	$199,725	$437,435	$379,150
Cost of sales	150,167	136,508	291,953	263,363
Gross profit	79,221	63,217	145,482	115,787
Selling, general and administrative expense	46,738	33,945	91,211	66,971
Fees to manager	6,676	6,666	13,134	13,399
Amortization of intangibles	8,609	7,224	16,435	15,046
Impairment expense	—	258	—	9,165
Loss on disposal of assets	6,663	—	6,663	—
Operating income	$10,535	$15,124	$18,039	$11,206

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Net sales
On a consolidated basis, net sales for the three months ended June 30, 2016 increased by approximately $29.7 million or 14.9% compared to the corresponding period in 2015.  Our acquisition of Manitoba Harvest in July 2015 contributed $14.7 million to the increase in net sales. During the three months ended June 30, 2016 compared to 2015, we also saw notable sales increases at Ergobaby ($4.5 million, primarily due to the acquisition of Baby Tula in May 2016), Clean Earth ($0.5 million) and Sterno ($18.8 million, primarily due to the acquisition of NII in January 2016), offset by decreases in sales at ACI ($1.3 million), Tridien ($3.8 million) and Arnold Magnetics ($0.9 million). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net sales by business segment.

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

Cost of sales
On a consolidated basis, cost of sales increased approximately $13.7 million during the three month period ended June 30, 2016, compared to the corresponding period in 2015. Manitoba Harvest accounted for $8.8 million of the increase in cost of sales during the three months ended June 30, 2016, and Sterno's acquisition, NII, accounted for $13.1 million of the increase. These increases were offset by decreases in cost of sales at other operating segments, particularly Liberty ($2.4 million), Arnold ($1.3 million), Clean Earth ($2.4 million) and Tridien ($2.2 million). Gross profit as a percentage of sales was approximately 34.5% in the three months ended June 30, 2016 compared to 31.7% in 2015. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of cost of sales by business segment.

Selling, general and administrative expense
On a consolidated basis, selling, general and administrative expense increased approximately $12.8 million during the three month period ended June 30, 2016, compared to the corresponding period in 2015. The increase in expenses in the 2016 quarter compared to 2015 is principally the result of the Manitoba Harvest acquisition in July 2015 ($6.3 million), and the effect of our add-on acquisitions during the quarter. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense was $2.2 million in both the three months ended June 30, 2015 and the three months ended June 30, 2016.

Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For both the three months ended June 30, 2016 and 2015, we incurred approximately $6.7 million in expense for these fees. The decrease in the management fees that occurred as a result of the decrease in consolidated net assets resulting from the sale of CamelBak in August 2015 and AFM in October 2015 was offset by the acquisition of Manitoba Harvest in July 2015, and the add-on acquisitions completed during the first half of 2016.

Impairment expense

In January 2015, one of Tridien's larger customers informed Tridien that they would not renew their purchase agreement when it expired in the fourth quarter of 2015. The expected lost sales and net income from this customer were significant enough to trigger an interim goodwill and indefinite lived impairment analysis in the first quarter of 2015, which resulted in a write down of goodwill. The impairment testing was finalized in the second quarter of 2015, resulting in an additional $0.3 million in impairment expense recognized during the three months ended June 30, 2015.

Loss on disposal of assets

Ergobaby recorded a $6.7 million loss on disposal of assets during the second quarter of 2016 related to its decision to dispose of the Orbitbaby product line. Refer to the Ergobaby section for additional details regarding the loss on disposal.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Net sales
On a consolidated basis, net sales for the six months ended June 30, 2016 increased by approximately $58.3 million or 15.4% compared to the corresponding period in 2015.  Our acquisition of Manitoba Harvest in July 2015 contributed $28.4 million to the increase in net sales. During the six months ended June 30, 2016 compared to 2015, we also saw notable sales increases at Ergobaby ($3.2 million, primarily due to the acquisition of Baby Tula), Clean Earth ($3.7 million) and Sterno ($34.1 million, primarily due to the acquisition of NII in January 2016), offset by decreases in sales at Advanced Circuits ($1.2 million), Tridien ($5.6 million) and Arnold Magnetics ($4.7 million). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net sales by business segment.

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

Cost of sales
On a consolidated basis, cost of sales increased approximately $28.6 million during the six month period ended June 30, 2016, compared to the corresponding period in 2015. Manitoba Harvest accounted for $15.4 million of the increase in cost of sales during the six months ended June 30, 2016, and Sterno's acquisition, NII, accounted for $25.5 million of the increase. These increases were offset by decreases in cost of sales at other operating segments, particularly Liberty ($2.7 million), Arnold ($4.0 million) and Tridien ($2.9 million). Gross profit as a percentage of sales was approximately 33.3% in the six months ended June 30, 2016 compared to 30.5% in 2015. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of cost of sales by business segment.

Selling, general and administrative expense
On a consolidated basis, selling, general and administrative expense increased approximately $24.2 million during the six month period ended June 30, 2016, compared to the corresponding period in 2015. The increase in expenses in 2016 compared to 2015 is principally the result of the Manitoba Harvest acquisition in July 2015 ($5.7 million), and Sterno Products' acquisition of NII in January 2016. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense increased from $5.4 million in the six months ended June 30, 2015 to $5.6 million in the six months ended June 30, 2016.

Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the six months ended June 30, 2016, we incurred approximately $13.1 million in expense for these fees compared to $13.4 million for the corresponding period in 2015. The decrease in the management fees that occurred due to the decrease in consolidated net assets resulting from the sale of CamelBak in August 2015 and AFM in October 2015 was offset by the acquisition of Manitoba Harvest in July 2015, and the add-on acquisitions completed during the first half of 2016.

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

Loss on disposal of assets

Ergobaby recorded a $6.7 million loss on disposal of assets during the second quarter of 2016 related to its decision to dispose of the Orbitbaby product line. Refer to the Ergobaby section for additional details regarding the loss on disposal.

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

The following discussion reflects a comparison of the historical results of operations of each of our businesses for the three and six month periods ending June 30, 2016 and June 30, 2015 on a stand-alone basis. For the 2015 acquisition of Manitoba Harvest, the following discussion reflects pro forma results of operations for the three and six months ended June 30, 2015 as if we had acquired Manitoba Harvest on January 1, 2015. Where appropriate, relevant pro forma adjustments are reflected as part of the historical operating results. We believe this is the most meaningful comparison of the operating results for each of our business segments. The following results of operations at each our businesses are not necessarily indicative of the results to be expected for a full year.

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
We made loans to and purchased a controlling interest in Ergobaby on September 16, 2010, for approximately $85.2 million, representing approximately 84% of the equity in Ergobaby.
On November 18, 2011, Ergobaby acquired all the outstanding stock of Orbitbaby for $17.5 million. Orbitbaby produces and markets a premium line of infant travel systems. Orbitbaby’s high-quality products include stroller frames, seats, car seats and bassinets that are interchangeable using a patented hub ring. During the second quarter of 2016, Ergobaby's board of directors approved a plan to dispose of the Orbitbaby product line.
On May 12, 2016, Ergobaby acquired membership interests of New Baby Tula LLC (“Baby Tula”) for approximately $73.8 million, excluding a potential earn-out payment. Baby Tula designs, markets and distributes baby carriers and accessories. The results of operations of Baby Tula are included from the date of acquisition through June 30, 2016.

Results of Operations
The table below summarizes the income from operations data for Ergobaby for the three and six months ended June 30, 2016 and June 30, 2015.

	Three months ended		Six months ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net sales	$25,969	$21,492	$45,384	$42,160
Cost of sales	8,549	7,348	15,351	14,503
Gross profit	17,420	14,144	30,033	27,657
Selling, general and administrative expense	9,715	7,745	17,540	15,084
Fees to manager	125	125	250	250
Amortization of intangibles	575	633	1,148	1,276
Loss on disposal of assets	6,663	—	6,663	—
Income from operations	$342	$5,641	$4,432	$11,047
Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Net sales
Net sales for the three months ended June 30, 2016 were $26.0 million, an increase of $4.5 million or 20.8% compared to the same period in 2015. Net sales from Baby Tula for the period subsequent to acquisition were $4.8 million. During the three months ended June 30, 2016, international sales were approximately $13.6 million, representing an increase of $1.3 million over the corresponding period in 2015. International sales of baby carriers and accessories increased by approximately $1.5 million and international sales of infant travel systems decreased by approximately $0.3 million during the quarter ended June 30, 2016 as compared to the comparable quarter in 2015. Domestic sales were $12.4 million in the second quarter of 2016, reflecting an increase of $3.2 million compared to the corresponding period in 2015. Baby Tula sales represent an increase of $3.9 million in domestic sales. The $0.7 million decrease in Ergobaby domestic sales during the second quarter of 2016 compared to the same period in 2015 was due to a decrease in sales of baby carrier and accessories ($0.2 million) to national and specialty retail accounts, and a decrease in domestic revenues for infant travel systems and accessories ($0.5 million). The decrease in infant travel systems and accessories sales was primarily attributable to lower demand of travel systems compared to the comparable quarter in 2015. Baby carriers and accessories represented 91.7% of sales in the three months ended June 30, 2016 compared to 85.5% in the same period in 2015.

Cost of sales
Cost of sales was approximately $8.5 million for the three months ended June 30, 2016, as compared to $7.3 million for the three months ended June 30, 2015, an increase of $1.2 million. The increase in cost of sales was primarily attributable to higher sales compared to the prior period. Gross profit as a percentage of sales was 67.1% for the quarter ended June 30, 2016 compared to 65.8% for the same period in 2015.

Selling, general and administrative expenses
Selling, general and administrative expense for the three months ended June 30, 2016 increased to approximately $9.7 million or 37.4% of net sales compared to $7.7 million or 36.0% of net sales for the same period of 2015. The $2.0 million increase in the three months ended June 30, 2016 compared to the same period in 2015 was primarily attributable to the acquisition costs related to the Baby Tula acquisition, the timing of marketing spend, increases in employee related costs due to increased staffing levels, partially offset by decreased variable expenses, such as distribution and fulfillment and commissions, due to the decrease in domestic sales.

Loss on disposal of assets
Ergobaby recorded a $6.7 million loss on disposal of assets during the second quarter of 2016 related to its decision to dispose of the Orbitbaby product line. The loss is comprised of the write-off of intangible assets of $5.5 million, property, plant and equipment of $0.4 million, and other assets of $0.8 million.

Income from operations
Income from operations for the three months ended June 30, 2016 decreased $5.3 million, to $0.3 million, compared to $5.6 million for the same period of 2015, primarily due to the loss on disposal of assets.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Net sales
Net sales for the six months ended June 30, 2016 were $45.4 million, an increase of $3.2 million or 7.6% compared to the same period in 2015. During the six months ended June 30, 2016, international sales were approximately $24.0 million, representing an increase of $0.7 million over the corresponding period in 2015. International sales of baby carriers and accessories increased by approximately $1.5 million and international sales of infant travel systems decreased by approximately $0.8 million during the six months ended June 30, 2016 as compared to the comparable six-month period in 2015. Baby Tula international sales represent an increase of $0.9 million. During the six months ended June 30, 2016, Ergobaby moved to a direct sales model from a distributor model in Canada and the UK, which negatively impacted the international sales comparison. Domestic sales were $21.4 million during the six months ended June 30, 2016, reflecting an increase of $2.5 million compared to the corresponding period in 2015. Baby Tula domestic sales represent an increase of $3.9 million. The $1.4 million decrease in Ergobaby domestic sales during the six months ending July, 30 2016 compared to the same period in 2015 was due to a decrease in sales of baby carrier and accessories ($0.5) million to national and specialty retail accounts, and a decrease in domestic infant travel systems and accessories sales ($0.9) million. The decrease in infant travel systems and accessories sales was primarily attributable to lower demand of travel systems compared to the comparable six months in 2015. Baby carriers and accessories represented 90.7% of sales in the six months ended June 30, 2016 compared to 85.8% in the same period in 2015.

Cost of sales
Cost of sales was approximately $15.4 million for the six months ended June 30, 2016, as compared to $14.5 million for the six months ended June 30, 2015, an increase of $0.8 million The increase in cost of sales was primarily attributable to higher sales compared to the prior period. Gross profit as a percentage of sales was 66.2% for the six months ended June 30, 2016 compared to 65.6% for the same period in 2015.

Selling, general and administrative expenses
Selling, general and administrative expense for the six months ended June 30, 2016 increased to approximately $17.5 million or 38.6% of net sales compared to $15.1 million or 35.8% of net sales for the same period of 2015. The $2.5 million increase in the six months ended June 30, 2016 compared to the same period in 2015 was primarily attributable to the acquisition costs related to the Baby Tula acquisition, the timing of marketing spend, and increases in employee related costs due to increased staffing levels, partially offset by decreased variable expenses, such as distribution and fulfillment and commissions, due to the decrease in domestic baby carrier and travel system sales.

Loss on disposal of assets
Ergobaby recorded a $6.7 million loss on disposal of assets during the second quarter of 2016 related to its decision to dispose of the Orbitbaby product line. The loss is comprised of the write-off of intangible assets of $5.5 million, property, plant and equipment of $0.4 million, and other assets of $0.8 million.

Income from operations
Income from operations for the six months ended June 30, 2016 decreased $6.6 million, to $4.4 million, compared to $11.0 million for the same period of 2015, primarily as a result of the loss on disposal of assets.
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
Results of Operations
The table below summarizes the income from operations data for Liberty Safe for the three and six months ended June 30, 2016 and June 30, 2015.

	Three months ended		Six months ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net sales	$21,903	$24,756	$50,903	$50,609
Cost of sales	15,818	18,172	35,517	38,255
Gross profit	6,085	6,584	15,386	12,354
Selling, general and administrative expense	3,080	3,431	7,151	6,692
Fees to manager	125	125	250	250
Amortization of intangibles	259	264	523	1,244
Income from operations	$2,621	$2,764	$7,462	$4,168

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Net sales
Net sales for the quarter ended June 30, 2016 decreased approximately $2.9 million or 11.5%, to $21.9 million, compared to the corresponding quarter ended June 30, 2015. Non-Dealer sales were approximately $10.2 million in the three months ended June 30, 2016 compared to $12.8 million for the three months ended June 30, 2015, representing a decrease of $2.6 million or 20.4%. Dealer sales totaled approximately $11.7 million in the three months ended June 30, 2016 compared to $11.9 million in the same period in 2015, representing a decrease of $0.2 million or 2.0%. The decrease in second quarter 2016 sales for the non-dealer channel is primarily attributable to a significant reduction in shipments to one key customer. The slight decrease in sales in the dealer channel can be attributed to a mild softening in demand during the second quarter.

Cost of sales
Cost of sales for the three months ended June 30, 2016 decreased approximately $2.4 million when compared to the same period in 2015. Gross profit as a percentage of net sales totaled approximately 27.8% and 26.6% for the quarters ended June 30, 2016 and June 30, 2015, respectively. The increase in gross profit as a percentage of sales during the three months ended June 30, 2016 compared to the same period in 2015 is primarily attributable to favorable material cost variances related to the cost of steel, which is Liberty's primary raw material, and the reduction of other manufacturing expenses. Liberty expects the favorable material pricing advantage related to steel to return to more normal levels beginning in the third quarter of 2016.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2016 decreased to approximately $3.1 million or 14.1% of net sales compared to $3.4 million or 13.9% of net sales for the same period of 2015. The $0.4 million decrease during the three months ended June 30, 2016 is primarily attributable to decreased variable selling expenses as a result of lower sales as well as decreased co-op advertising expense.

Income from operations
Income from operations decreased $0.1 million during the three months ended June 30, 2016 to $2.6 million, principally as a result of the decrease in sales and gross profit, as described above.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Net sales
Net sales for the six months ended June 30, 2016 increased approximately $0.3 million or 0.6%, to $50.9 million, compared to the corresponding six months ended June 30, 2015. Non-Dealer sales were approximately $24.5 million in the six months ended June 30, 2016 compared to $27.5 million for the six months ended June 30, 2015, representing a decrease of $3.0 million or 10.9%. Dealer sales totaled approximately $26.4 million in the six months ended June 30, 2016 compared to $23.1 million in the same period in 2015, representing an increase of $3.3 million or 14.3%. The increase in sales is attributable to stronger overall market demand during the first quarter of 2016 and Liberty’s increased ability to meet that demand through increased production output.

Cost of sales
Cost of sales for the six months ended June 30, 2016 decreased approximately $2.7 million when compared to the same period in 2015. Gross profit as a percentage of net sales totaled approximately 30.2% and 24.4% for the six months ended June 30, 2016 and June 30, 2015, respectively. The increase in gross profit as a percentage of sales during the six months ended June 30, 2016 compared to the same period in 2015 is attributable to favorable cost variances as a result of improved manufacturing efficiencies due to greater volume output, and favorable material costs related to the cost of steel, which is Liberty's primary raw material. Liberty expects the favorable material pricing advantage related to steel to return to more normal levels beginning in the third quarter of 2016.

Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2016 increased to approximately $7.2 million or 14.0% of net sales compared to $6.7 million or 13.2% of net sales for the same period of 2015. The $0.5 million increase during the six months ended June 30, 2016 is primarily attributable to increased spending on radio and other advertising media, higher sales commission expense, and expenses of approximately $0.4 million related to accelerated vesting of employee stock options and legal fees associated with the recapitalization of Liberty in March 2016.

Amortization of intangibles

Amortization expense in the first six months of 2016 decreased $0.7 million because certain intangible assets that resulted from the purchase of Liberty in March 2010 are now fully amortized.

Income from operations
Income from operations increased $3.3 million during the six months ended June 30, 2016 to $7.5 million, compared to $4.2 million during the same period in 2015, principally as a result of the increase in sales and gross profit, and decrease in amortization expense, as described above.

Manitoba Harvest

Overview

Headquartered in Winnipeg, Manitoba, Manitoba Harvest is a pioneer and leader in branded, hemp-based foods. Manitoba Harvest’s products, which Management believes are the fastest growing in the hemp food market and among the fastest growing in the natural foods industry, are currently carried in approximately 7,000 retail stores across the U.S. and Canada. Manitoba Harvest’s hemp-exclusive, consumer-facing 100% all-natural product lineup includes hemp hearts, protein powder, hemp oil and snacks.

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

Results of Operations

The table below summarizes the income from operations data for Manitoba Harvest for the three and six months ended June 30, 2016 and the pro forma income from operations for the three and six months ended June 30, 2015. The results of operations for HOCI are included subsequent to acquisition and are not included in the proforma 2015 presentation.

	Three months ended		Six months ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
		(Pro forma)		(Pro forma)
Net sales	$14,684	$11,946	$28,401	$22,576
Cost of sales (1)	8,786	5,888	15,454	11,023
Gross profit	5,898	6,058	12,947	11,553
Selling, general and administrative expense (2)	6,258	4,713	12,001	8,700
Fees to manager (3)	88	88	175	175
Amortization of intangibles (4)	1,334	939	2,190	1,884
(Loss) income from operations	$(1,782)	$318	$(1,419)	$794

Pro forma results of operations of Manitoba Harvest for the three and six months ended June 30, 2015 include the following pro forma adjustments, applied to historical results as if we acquired Manitoba Harvest January 1, 2015:

(1) Cost of sales for the three and six months ended June 30, 2015 does not include $3.1 million of amortization expense associated with the inventory fair value step-up recorded in 2015 as a result of our purchase price allocation for Manitoba Harvest.

(2) Selling, general and administrative expenses were increased by approximately $0.3 million and $0.6 million in the three and six months ended June 30, 2015 as a result of stock compensation expense related to stock options granted to Manitoba Harvest employees as of the date of acquisition.

(3) Represents management fees that would have been payable to the Manager in each of the periods presented.

(4) Represents an increase in amortization of intangible assets totaling approximately $1.1 million and $2.2 million in the three and six months ended months ended June 30, 2015, respectively, for additional amortization expense associated with the step up in fair value of intangible assets resulting from the purchase price allocation in connection with our acquisition.

Three months ended June 30, 2016 compared to pro forma three months ended June 30, 2015

Net sales
Net sales for the three months ended June 30, 2016 were approximately $14.7 million as compared to $11.9 million for the three months ended June 30, 2015, an increase of $2.7 million, or 22.9%. Net sales of HOCI for the three months ended June 30, 2016 were $5.3 million. Manitoba Harvest on a stand alone basis had a decrease in net sales of $2.3 million, or $0.3 million on a constant currency basis, primarily due to a shift in product mix from 2015 to 2016 which led to a higher level of sales discounts during the current quarter compared to 2015, as well as a lack of availability in 2016 of organic hemp seed which limited sales of organic based hemp hearts.

Cost of sales
Cost of sales for the three months ended June 30, 2016 was approximately $8.8 million compared to approximately $5.9 million for the same period in 2015. Cost of sales for HOCI were $3.6 million. Gross profit as a percentage of sales was 40.2% in the quarter ended June 30, 2016 and 50.7% in the quarter ended June 30, 2015. The decrease in gross profit percentage is primarily as a result of the gross margins at HOCI, which are historically lower since HOCI is a wholesale provider of ingredients, and an inventory charge of $0.3 million in the current quarter related to the step up in inventory recorded as part of the purchase price allocation at HOCI.

Selling, general and administrative expense
Selling, general and administrative expenses for the three months ended June 30, 2016 increased to approximately $6.3 million or 42.6% of net sales compared to $4.7 million or 39.5% of net sales for the same period in 2015. The $1.5 million increase in the three months ended June 30, 2016 compared to the same period in 2015 was primarily due to additional selling and administrative expenses attributable to HOCI ($0.5 million), increases in employee related costs due to increased headcount, and higher expenses to support retail advertising, product demonstrations and marketing expenditures.

(Loss) income from operations
Loss from operations for the three months ended June 30, 2016 was approximately $1.8 million, a decrease of $2.1 million when compared to the same period in 2015, based on the factors described above.

Six months ended June 30, 2016 compared to pro forma six months ended June 30, 2015

Net sales
Net sales for the six months ended June 30, 2016 were approximately $28.4 million as compared to $22.6 million for the six months ended June 30, 2015, an increase of $5.8 million, or 25.8%. Net sales of HOCI for the six months ended June 30, 2016 were $10.0 million. Manitoba Harvest on a stand alone basis had a decrease in net sales of $4.2 million, or $2.6 million on a constant currency basis, primarily due to a shift in product sales mix, the lack of availability of organic hemp seed in 2016, and a decrease in private label sales for the first quarter of 2016 versus the comparable prior year period. In the first quarter of 2015, one of Manitoba Harvest's private label customers expanded distribution into additional stores, resulting in a higher level of private label sales versus the current period.

Cost of sales
Cost of sales for the six months ended June 30, 2016 was approximately $15.5 million compared to approximately $11.0 million for the same period in 2015. Cost of sales for HOCI were $6.2 million. Gross profit as a percentage of sales was 45.6% in the six months ended June 30, 2016 and 51.2% in the six months ended June 30, 2015, a decrease of 560 basis points, primarily as a result of the gross margins at HOCI, which are historically lower since HOCI is a wholesale provider of ingredients. After removing the effect of HOCI from gross margins, Manitoba Harvest's gross margin decreased from 51.7% on a pro forma basis for the first six months of 2015 to 50.7% for the first six months of 2016, primarily as a result of the lack of availability of organic hemp seed, which has higher gross margins.

Selling, general and administrative expense
Selling, general and administrative expenses for the six months ended June 30, 2016 increased to approximately $12.0 million or 42.3% of net sales compared to $8.7 million or 38.5% of net sales for the same period in 2015. The $3.3 million increase in the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to additional selling and administrative expenses attributable to HOCI ($1.2 million), increases in employee related costs due to increased headcount, and higher expenses to support retail advertising, product demonstrations, marketing expenditures, as well as costs associated with the integration of HOCI post-acquisition.
(Loss) income from operations
Loss from operations for the six months ended June 30, 2016 was approximately $1.4 million, compared to income from operations of $0.8 million in the same period in 2015, based on the factors described above.

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

Results of Operations
The table below summarizes the income from operations data for Advanced Circuits for the three and six month periods ended June 30, 2016 and June 30, 2015.

	Three months ended		Six months ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net sales	$21,749	$23,082	$43,266	$44,500
Cost of sales	12,132	12,514	23,958	24,381
Gross profit	9,617	10,568	19,308	20,119
Selling, general and administrative expense	3,530	3,426	6,953	6,872
Fees to manager	125	125	250	250
Amortization of intangibles	312	251	623	510
Income from operations	$5,650	$6,766	$11,482	$12,487

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Net sales
Net sales for the three months ended June 30, 2016 decreased approximately $1.3 million to $21.7 million as compared to the three months ended June 30, 2015. The decrease in net sales was due to decreased gross sales in Long-Lead Time PCBs of $1.5 million and a decrease in gross sales of Quick-Turn Small-Run and Quick-Turn Production PCBs of $0.7 million, offset by increases of $0.8 million in gross sales from Assembly and $0.1 million in Subcontract gross sales. Sales from Quick-Turn Small-Run and Quick-Turn Production PCBs represented approximately 52.2% of gross sales in the second quarter of both 2016 and 2015.

Cost of sales
Cost of sales for the three months ended June 30, 2016 decreased approximately $0.4 million as compared to the three months ended June 30, 2015. Gross profit as a percentage of sales decreased 160 basis points during the three months ended June 30, 2016 compared to the prior period (44.2% at June 30, 2016 compared to 45.8% at June 30, 2015) primarily as a result of sales mix.

Selling, general and administrative expense
Selling, general and administrative expenses were approximately $3.5 million in the three months ended June 30, 2016 and $3.4 million in the three months ended June 30, 2015. Selling, general and administrative expenses represented 16.2% of net sales for the three months ended June 30, 2016 compared to 14.8% of net sales in the prior year period.

Income from operations
Income from operations for the three months ended June 30, 2016 was approximately $5.7 million compared to $6.8 million in the same period in 2015, a decrease of approximately $1.1 million, principally as a result of the factors described above.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Net sales
Net sales for the six months ended June 30, 2016 decreased approximately $1.2 million to $43.3 million as compared to the six months ended June 30, 2015. During the six months ended June 30, 2016, gross sales in Long-Lead Time PCBs decreased by $2.5 million and gross sales in Quick-Turn Small-Run and Quick-Turn Production PCBs decreased by $0.5 million, offset by increases of $1.7 million in gross sales from Assembly and $0.2 million from Subcontract. Sales from Quick-Turn Small-Run and Quick-Turn Production PCBs represented approximately 53.3% of gross sales in the first six months of 2016 compared to 53.2% during the same period of 2015.

Cost of sales
Cost of sales for the six months ended June 30, 2016 decreased approximately $0.4 million compared to the six months ended June 30, 2015. Gross profit as a percentage of sales decreased 70 basis points during the six months ended June 30, 2016 compared to the same period in 2015 (44.6% at June 30, 2016 compared to 45.2% at June 30, 2015) primarily as a result of sales mix.

Selling, general and administrative expense
Selling, general and administrative expenses were approximately $7.0 million in the six months ended June 30, 2016 as compared to $6.9 million in the six months ended June 30, 2015. Selling, general and administrative expenses represented 16.1% of net sales for the six months ended June 30, 2016 compared to 15.4% of net sales in the prior year period.

Income from operations
Income from operations for the six months ended June 30, 2016 was approximately $11.5 million compared to $12.5 million in the same period in 2015, a decrease of approximately $1.0 million, principally as a result of the factors described above.

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
On March 5, 2012, we made loans to and purchased a controlling interest in Arnold for approximately $128.8 million, representing 96.6% of the equity in Arnold Magnetics.
Results of Operations
The table below summarizes the income from operations data for Arnold Magnetics for the three and six month periods ended June 30, 2016 and June 30, 2015.

	Three months ended		Six months ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net sales	$28,495	$29,360	$55,878	$60,548
Cost of sales	21,810	23,116	43,309	47,296
Gross profit	6,685	6,244	12,569	13,252
Selling, general and administrative expense	3,329	3,519	7,581	7,767
Fees to manager	125	125	250	250
Amortization of intangibles	880	880	1,761	1,761
Income from operations	$2,351	$1,720	$2,977	$3,474

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Net sales
Net sales for the three months ended June 30, 2016 were approximately $28.5 million, a decrease of $0.9 million compared to the same period in 2015. The decrease in net sales is primarily a result of decreases in the Flexmag ($0.3 million) and Precision Thin Metals ($0.6 million) product sectors. The decrease in Flexmag and Precision Thin Metal sales during the three months ended June 30, 2016 compared to the same period in 2015 is principally attributable to lower customer demand during the quarter.

International sales were $10.6 million during both the three months ended June 30, 2016 and June 30, 2015.

Cost of sales
Cost of sales for the three months ended June 30, 2016 were approximately $21.8 million compared to approximately $23.1 million in the same period of 2015. Gross profit as a percentage of sales increased from 21.3% for the quarter ended June 30, 2015 to 23.5% in the quarter ended June 30, 2016 principally due to favorable currency movement and spending reductions.

Selling, general and administrative expense
Selling, general and administrative expense in the three month period ended June 30, 2016 was $3.3 million as compared to approximately $3.5 million for the three months ended June 30, 2015. The decrease in expense is primarily attributable to an overall reduction in spending.

Income from operations
Income from operations for the three months ended June 30, 2016 was approximately $2.4 million, an increase of $0.6 million when compared to the same period in 2015, principally as a result of the factors described above.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Net sales
Net sales for the six months ended June 30, 2016 were approximately $55.9 million, a decrease of $4.7 million compared to the same period in 2015. The decrease in net sales is primarily a result of decreases in the PMAG ($2.7 million) and Precision Thin Metals ($1.5 million) product sectors. PMAG sales represented approximately 73% of net sales for the six months ended June 30, 2016, compared to 72% for the six months ended June 30, 2015. The decrease in Precision Thin Metal sales during the six months ended June 30, 2016 compared to the same period in 2015 is principally attributable to lower customer demand during the first half of the year. The decrease in PMAG sales is principally attributable to weakness in the oil and gas sector negatively impacting PMAG sales, particularly in Europe, and lower sales of reprographic products.

International sales were $21.4 million during the six months ended June 30, 2016 compared to $23.0 million during the same period in 2015, a decrease of $1.6 million or 6.8%. The decrease in international sales is due to a decrease in sales in the PMAG sector attributable to weaker economic conditions in Europe, primarily in the oil and gas sector.

Cost of sales
Cost of sales for the six months ended June 30, 2016 were approximately $43.3 million compared to approximately $47.3 million in the same period of 2015. Gross profit as a percentage of sales increased from 21.9% for the six months ended June 30, 2015 to 22.5% in the six months ended June 30, 2016 principally due to a reduction in spending and favorable currency movement.

Selling, general and administrative expense
Selling, general and administrative expense in the six month period ended June 30, 2016 was $7.6 million as compared to approximately $7.8 million for the six months ended June 30, 2015. The decrease in expense is primarily attributable to a reduction in personnel costs.

Income from operations
Income from operations for the six months ended June 30, 2016 was approximately $3.0 million, a decrease of $0.5 million when compared to the same period in 2015, principally as a result of the factors described above.

Clean Earth

Overview

Founded in 1990 and headquartered in Hatboro, Pennsylvania, Clean Earth is a provider of environmental services for a variety of contaminated materials. Clean Earth provides a one-stop shop solution that analyzes, treats, documents and recycles waste streams generated in multiple end-markets such as power, construction, commercial development, oil and gas, infrastructure, industrial and dredging. Historically, the majority of Clean Earth’s revenues have been generated by contaminated soils which includes environmentally impacted soils, drill cuttings and other materials which are treated at one of its nine permitted soil treatment facilities. Clean Earth also operates four RCRA Part B hazardous waste facilities. The remaining revenue has been generated by dredge material, which consists of sediment removed from the floor of a body of water for navigational purposes and/or environmental remediation of contaminated waterways and is treated at one of its two permitted dredge processing facilities. Approximately 98% of the material processed by Clean Earth is beneficially reused for such purposes as daily landfill cover, industrial and brownfield redevelopment projects.

On August 26, 2014, we made loans to and purchased a controlling interest in Clean Earth for approximately $251.4 million, representing approximately 98% of the equity in Clean Earth. Clean Earth completed two add-on acquisitions during the second quarter of 2016, Phoenix Soil and EWS. The results of operations for the add-on acquisitions have been included in Clean Earth's results from the date of acquisition through the end of the reporting period.
Results of Operations
The table below summarizes the income from operations data for Clean Earth for the three and six month periods ended June 30, 2016 and June 30, 2015.

	Three months ended		Six months ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Service revenues	$44,234	$43,702	$82,520	$78,831
Cost of services	29,553	31,936	59,104	59,759
Gross profit	14,681	11,766	23,416	19,072
Selling, general and administrative expense	8,319	7,016	14,911	12,448
Fees to manager	125	125	250	250
Amortization of intangibles	3,012	3,031	5,988	6,334
Income from operations	$3,225	$1,594	$2,267	$40

Three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Service revenues
Service revenues for the three months ended June 30, 2016 were approximately $44.2 million, an increase of $0.5 million or 1.2% compared to the same period in 2015. The increase in service revenues is due to an increase in hazardous waste revenue as a result of a new acquisition and an increase in dredge volume an partially offset by a reduction in contaminated soil and transportation revenue on projects where Clean Earth schedules the transportation. Transportation revenue has very low margins and is generally a pass-through to the customer.

For the three months ended June 30, 2016, contaminated soil revenue decreased 13% as compared to the same period last year principally attributable to project timing. Hazardous waste revenues increased 11% principally as a result of increased drum and aerosol can volume as well as volume from a recent acquisition. Revenue from dredged material increased for the three months ended June 30, 2016 as compared to the same period in 2015 due to the timing of new bidding activity. Contaminated soils represented approximately 56% of net sales for the three months ended June 30, 2016 compared to 66% for the three months ended June 30, 2015.

Cost of services
Cost of services for the three months ended June 30, 2016 were approximately $29.6 million compared to approximately $31.9 million in the same period of 2015. Gross profit as a percentage of sales increased from 26.9% for the three month period ended June 30, 2015 to 33.2% for the same period ended June 30, 2016. The increase in gross margin during the three months ended June 30, 2016 was primarily due to lower back-end costs at some of our soil facilities and increased pricing across hazardous waste volumes.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2016 increased to approximately $8.3 million or 18.8% of service revenues, as compared to $7.0 million or 16.1% of service revenues for the same period in 2015. The $1.3 million increase in selling, general and administrative expenses in the three months ended June 30, 2016 compared to 2015 is primarily attributable to the expenses associated with new acquisitions.

Income from operations
Income from operations for the three months ended June 30, 2016 was approximately $3.2 million as compared to income from operations of $1.6 million for the three months ended June 30, 2015, an increase of $1.6 million, primarily as a result of those factors described above.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Service revenues
Service revenues for the six months ended June 30, 2016 were approximately $82.5 million, an increase of $3.7 million or 4.5% compared to the same period in 2015. The increase in service revenues is principally due to two acquisitions in 2016 and transportation revenue on projects where Clean Earth schedules the transportation. Transportation revenue has very low margins and is generally a pass-through to the customer.

For the six months ended June 30, 2016, contaminated soil revenue increased 2% as compared to the same period last year principally attributable to increased commercial development activity in the Northeast. Hazardous waste revenues increased 10% principally as a result of increased drum and aerosol can volume as well as volume from a recent acquisition. Revenue from dredged material increased 2% for the six months ended June 30, 2016 as compared to the same period in 2015 due to the timing of new bidding activity. Contaminated soils represented approximately 59% of net sales for the six months ended June 30, 2016 compared to 61% for the six months ended June 30, 2015.

Cost of services
Cost of services for the six months ended June 30, 2016 were approximately $59.1 million compared to approximately $59.8 million in the same period of 2015. Gross profit as a percentage of sales increased from 24.2% for the six month period ended June 30, 2015 to 28.4% for the same period ended June 30, 2016. The increase in gross margin during the six months ended June 30, 2016 was primarily due to lower back-end costs at some of our soil facilities and increased pricing across hazardous waste volumes.

Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2016 increased to approximately $14.9 million or 16.2% of service revenues, as compared to $12.4 million or 16.2% of service revenues for the same period in 2015. The $2.5 million increase in selling, general and administrative expenses in the three months ended June 30, 2016 compared to 2015 is primarily attributable to the reclassification of certain labor costs associated with AES from cost of services to selling, general and administrative expenses, as well as a slight increase in labor costs and increased expenses associated with new acquisitions.

Amortization expense
Amortization expense for the six months ended June 30, 2016 was $6.0 million, a decrease of $0.3 million compared to the six months ended June 30, 2015.

Income from operations
Income from operations for the six months ended June 30, 2016 was approximately $2.3 million for the six months ended June 30, 2016, an increase of $2.2 million as compared to the six months ended June 30, 2015, primarily as a result of those factors described above.

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
Results of Operations
The table below summarizes the income from operations data for Sterno Products for the three and six months ended June 30, 2016 and June 30, 2015. The results of NII have been included from the date of acquisition through the end of the reporting period.

	Three months ended		Six months ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net sales	$57,141	$38,365	$101,110	$66,970
Cost of sales	40,857	28,645	73,980	51,034
Gross Profit	16,284	9,720	27,130	15,936
Selling, general and administrative expenses	8,222	4,169	15,012	7,791
Management fees	125	125	250	250
Amortization of intangibles	1,790	1,504	3,309	2,316
Income from operations	$6,147	$3,922	$8,559	$5,579

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Net sales
Net sales for the three months ended June 30, 2016 were approximately $57.1 million, an increase of $18.8 million or 48.9% compared to the same period in 2015. The increase in net sales is a result of the acquisition of NII in January 2016 ($19.1 million in net sales), offset by the timing of stocking programs of key Sterno customers.

Cost of sales
Cost of sales for the three months ended June 30, 2016 were approximately $40.9 million compared to approximately $28.6 million in the same period of 2015. Cost of sales for NII were approximately $13.1 million. Gross profit as a percentage of sales increased from 25.3% for the three months ended June 30, 2015 to 28.5% for the same period ended June 30, 2016. The increase in gross margin during the three months ended June 30, 2016 primarily reflects a favorable margin mix with the acquisition of NII, manufacturing efficiencies resulting from investment in automation and favorable trends in global commodity prices.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2016 and 2015 was approximately $8.2 million and $4.2 million, respectively. Selling, general and administrative expense represented 14.4% of net sales for the three months ended June 30, 2016 as compared to 10.9% of net sales for the same period in 2015. The increase in selling, general and administrative expenses during the second quarter of 2016 reflects the acquisition of NII, which has historically had a higher selling, general and administrative expense as a percentage of revenue, as well as an increase in staffing to strengthen sales and marketing and increased professional service costs associated with the acquisition of NII.

Income from operations
Income from operations for the three months ended June 30, 2016 was approximately $6.1 million, an increase of $2.2 million when compared to the same period in 2015, as a result of those factors described above.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Net sales
Net sales for the six months ended June 30, 2016 were approximately $101.1 million, an increase of $34.1 million or 51.0% compared to the same period in 2015. The increase in net sales is a result of the acquisition of NII in January 2016 ($34.3 million in net sales), offset by the timing of stocking programs of key Sterno customers.

Cost of sales
Cost of sales for the six months ended June 30, 2016 were approximately $74.0 million compared to approximately $51.0 million in the same period of 2015. Cost of sales for NII were approximately $25.5 million, and includes $1.2 million in expense associated with the inventory step-up recorded in connection with the preliminary purchase price allocation for NII. Gross profit as a percentage of sales increased from 23.8% for the six months ended June 30, 2015 to 26.8% for the same period ended June 30, 2016. The increase in gross margin during the six months ended June 30, 2016 primarily reflects a favorable margin mix with the acquisition of NII, manufacturing efficiencies resulting from investment in automation and favorable trends in global commodity prices.

Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2016 and 2015 was approximately $15.0 million and $7.8 million, respectively. Selling, general and administrative expense represented 11.9% of net sales for the six months ended June 30, 2016 as compared to 11.0% of net sales for the same period in 2015. The increase in selling, general and administrative expenses during the first half of 2016 reflects the acquisition of NII, which has historically had a higher selling, general and administrative expense as a percentage of revenue, as well as an increase in staffing to strengthen sales and marketing and increased professional service costs associated with the acquisition of NII.

Income from operations
Income from operations for the six months ended June 30, 2016 was approximately $8.6 million, an increase of $3.0 million when compared to the same period in 2015, as a result of those factors described above.

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
We purchased a controlling interest in Tridien in August 2006.

Results of Operations
The table below summarizes the income from operations data for Tridien for the three and six month periods ended June 30, 2016 and June 30, 2015

	Three months ended		Six months ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net sales	$15,212	$18,968	$29,972	$35,532
Cost of sales	12,661	14,777	25,279	28,134
Gross profit	2,551	4,191	4,693	7,398
Selling, general and administrative expense	1,970	2,435	4,156	4,895
Fees to manager	88	88	175	175
Amortization of intangibles	446	405	892	850
Impairment expense	—	258	—	9,165
Income (loss) from operations	$47	$1,005	$(530)	$(7,687)

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Net sales
Net sales for the three months ended June 30, 2016 were approximately $15.2 million compared to approximately $19.0 million for the same period in 2015, a decrease of $3.8 million or 19.8%. Sales of non-powered products totaled $11.3 million during the three months ended June 30, 2016 representing a decrease of $3.4 million compared to the same period in 2015. Sales of powered products totaled $3.9 million during the three months ended June 30, 2016 representing a decrease of $0.4 million compared to the same period in 2015. The decrease in non-powered product sales in the three months ended June 30, 2016 compared to the same period in 2015 is due to the loss of one of Tridien's larger customers, whose contract expired in the fourth quarter of 2015.

Cost of sales
Cost of sales decreased approximately $2.1 million for the three months ended June 30, 2016 compared to the same period in 2015. Gross profit as a percentage of sales was approximately 16.8% in the three month period ended June 30, 2016 compared to 22.1% in the three month period ended June 30, 2015. The decrease in gross profit as a percentage of sales is due to sales mix and lower absorption of fixed overhead costs from reduced production volumes resulting from the loss of one of Tridien's largest customers whose contract expired in the fourth quarter of 2015.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2016 was approximately $2.0 million as compared to $2.4 million for the same period in 2015. Tridien downsized its selling, general and administrative functions in 2016 due to lower revenue as a result of the loss of one of its larger customers.

Impairment expense

In January 2015, one of Tridien's larger customers informed Tridien that they would not renew their purchase agreement when it expired in the fourth quarter of 2015. The expected lost sales and net income from this customer were significant enough to trigger an interim goodwill and indefinite lived impairment analysis in the first quarter of 2015, which resulted in a write down of goodwill of $8.9 million. The impairment expense calculation was finalized in the second quarter of 2015, resulting in additional impairment expense of $0.3 million.

Income from operations
Income from operations was approximately $0.05 million in the three months ended June 30, 2016 as compared to $1.0 million in the three months ended June 30, 2015, a decrease of $1.0 million due primarily to the factors described above.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Net sales
Net sales for the six months ended June 30, 2016 were approximately $30.0 million compared to approximately $35.5 million for the same period in 2015, a decrease of $5.6 million or 15.6%. Sales of non-powered products totaled $21.9 million during the six months ended June 30, 2016 representing a decrease of $6.8 million compared to the same period in 2015. Sales of powered products totaled $8.2 million during the six months ended June 30, 2016 representing an increase of $1.2 million compared to the same period in 2015. The decrease in non-powered product sales in the six months ended June 30, 2016 compared to the same period in 2015 is due to the loss of one of Tridien's larger customers, whose contract expired in the fourth quarter of 2015. Improved powered products sales in the six months ended June 30, 2016 compared to the same period in 2015 is principally the result of increased sales of new products launched in 2015.

Cost of sales
Cost of sales decreased approximately $2.9 million for the six months ended June 30, 2016 compared to the same period in 2015. Gross profit as a percentage of sales was approximately 15.7% in the six month period ended June 30, 2016 compared to 20.8% in the six month period ended June 30, 2015. The decrease in gross profit as a percentage of sales was due to sales mix and lower absorption of overhead from reduced production volumes resulting from the loss of one of Tridien’s larger customers whose contract expired in the fourth quarter of 2015. Additionally, Tridien incurred higher labor costs during the first three months of 2016 to meet unexpected demand from one of its larger customers.

Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2016 was approximately $4.2 million as compared to $4.9 million for the same period in 2015. Tridien downsized its selling, general and administrative functions in 2016 as the result of lower revenue from the loss of one of its larger customers.

Impairment expense
In January 2015, one of Tridien's larger customers informed Tridien that they would not renew their purchase agreement when it expired in the fourth quarter of 2015. The expected lost sales and net income from this customer were significant enough to trigger an interim goodwill and indefinite lived impairment analysis in the first quarter of 2015, which resulted in a write down of goodwill of $9.2 million.

Loss from operations
Loss from operations was approximately $0.5 million in the six months ended June 30, 2016 as compared to a loss from operations of $7.7 million in the six months ended June 30, 2015, an increase in earnings from operations of $7.2 million due primarily to the factors described above.

Liquidity and Capital Resources

Liquidity

At June 30, 2016, we had approximately $21.2 million of cash and cash equivalents on hand. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.

The change in cash and cash equivalents is as follows:

	Six months ended
(in thousands)	June 30, 2016	June 30, 2015
Cash provided by operations	$45,534	$32,267
Cash provided by (used in) investing activities	(99,589)	(9,249)
Cash used in financing activities	(6,831)	(21,660)
Effect of exchange rates on cash and cash equivalents	(3,823)	318
(Decrease) increase in cash and cash equivalents	$(64,709)	$1,676

Operating Activities:

For the six months ended June 30, 2016, cash flows provided by operating activities totaled approximately $45.5 million, which represents a $13.3 million increase compared to cash provided by operations of $32.3 million during the six month period ended June 30, 2015 (from both continuing and discontinued operations). This increase is principally the result of changes in cash used for working capital in the six months ended June 30, 2016 as compared to the same period in 2015, primarily as a result of the higher net income in 2016 compared to 2015, and the effect of the cash flows from add-on acquisitions.

Investing Activities:

Cash flows used in investing activities for the six months ended June 30, 2016 totaled approximately $99.6 million, compared to $9.2 million used in investing activities in the same period of 2015. Capital expenditures in the six months ended June 30, 2016 increased approximately $1.8 million (including capital expenditures at discontinued operations in 2015). The increase in capital expenditures is attributable to our acquisition of Manitoba Harvest in July 2015, and additional investment in manufacturing lines at Sterno and Liberty during the first six months of 2016 compared to the prior year. We expect capital expenditures for the full year of 2016 to be approximately $16 million to $22 million. The 2016 investing activities reflect the acquisition of NII by Sterno in January 2016 ($35.2 million), EWS and Phoenix Soil by Clean Earth ($33.6 million), and Baby Tula by Ergobaby ($65.0 million), offset by the proceeds from the partial divestiture of FOX shares ($47.7 million).

Financing Activities:

Cash flows used in financing activities totaled approximately $6.8 million during the six months ended June 30, 2016 compared to cash flows used financing activities of $21.7 million during the six months ended June 30, 2015. Highlights of financing activities include:

•	The payment of our shareholder distribution of $39.1 million in the six months ended June 30, 2016 and 2015;

•	Distributions of $23.6 million paid during 2016 to noncontrolling shareholders as a result of the Liberty and ACI recapitalizations;

•
Net borrowings during the six months ended June 30, 2016 under our 2014 Credit Facility totaled $76.4 million, which was used to fund the acquisitions of EWS and Baby Tula during the second quarter, and the repurchase of Ergobaby common stock from noncontrolling shareholders. Net borrowings under our 2014 Credit Facility during the six months ended June 30, 2015 were $17.7 million, and were used primarily to fund working capital needs at our subsidiaries.

Inter-company Debt

A component of our acquisition financing strategy that we utilize in acquiring the businesses we own and manage is to provide both equity capital and debt capital, raised at the parent level through our existing credit facility. Our strategy of providing inter-company debt financing within the capital structure of the businesses that we acquire and manage allows us the ability to distribute cash to the parent company through monthly interest payments and amortization of the principle on these inter-company loans. Each loan to our businesses has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity. Certain of our businesses have paid down their respective inter-company debt balances through the cash flow generated by these businesses and we have recapitalized, and expect to continue to recapitalize, these businesses in the normal course of our business. The recapitalization process involves funding the inter-company debt using either cash on hand at the parent or our revolving credit facility, and serves the purpose of optimizing the capital structure at our subsidiaries and providing the noncontrolling shareholders with a distribution on their ownership interest in a cash flow positive business.

During the second quarter of 2016, we completed a recapitalization at Advanced Circuits whereby the Company entered into an amendment to the inter-company loan agreement with Advanced Circuits (the "ACI Loan Agreement"). The ACI loan agreement was amended to provide for additional term loan borrowings of $60.1 million and to extend the maturity date for the term loans. The ACI noncontrolling shareholders received approximately $18.6 million in distributions as a result of the recapitalization.

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

During the first quarter of 2016 we waived certain financial covenant defaults under the inter-company loan agreement with Tridien, which occurred during the fourth quarter of 2015. As of June 30, 2016, Manitoba Harvest was in default of certain financial covenants under the inter-company loan agreement with the Company. The Company is in the process of determining the treatment of the default.

As of June 30, 2016, we had the following outstanding loans due from each of our businesses:

(in thousands)
Ergobaby	$95,024
Liberty	$55,250
Manitoba Harvest	$45,724
Advanced Circuits	$112,448
Arnold Magnetics	$68,965
Clean Earth	$174,235
Sterno Products	$95,803
Tridien	$11,106

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

FOX Equity Investment
During the first quarter of 2016, the Company's equity method investment, FOX, closed on a secondary public offering of 2,500,000 shares of FOX common shares held by the Company. Concurrently with the closing of the offering, FOX repurchased 500,000 shares of FOX common stock held by the Company. As a result of the sale of shares through the offering and the repurchase of shares by FOX, the Company sold a total of 3,000,000 shares of FOX common stock, with total net proceeds of approximately $47.7 million. Upon completion of the offering and repurchase of shares by FOX, the Company's ownership interest in FOX was reduced from approximately 41% to 33%. The sale of a portion of the Company's FOX shares in March 2016 qualified as a Sale Event under the Company's LLC Agreement. During the second quarter, the Company's Board of Directors declared a distribution to the Holders of the Allocation Interests of $8.6 million in connection with the Sale Event of FOX. The profit allocation payment was made during the quarter ended June 30, 2016.

We believe that we currently have sufficient liquidity and capital resources to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our Board of Directors, over the next twelve months. The quarterly distribution for the three months ended June 30, 2016 was paid on July 28, 2016 and totaled $19.5 million.

2014 Credit Facility

On June 6, 2014 we entered in a new credit facility, the 2014 Credit Facility replacing our existing 2011 Credit Facility entered into on October 2011. The 2014 Credit Facility provides for (i) revolving loans, swing line loans and letters of credit up to an maximum aggregate amount of $400 million and matures in June 2019, and (ii) a $325 million term loan. Our 2014 Term Loan requires quarterly payments of $0.8 million with a final payment of the outstanding principal balance due in June 2021. (Refer to Note I to the Condensed Consolidated Financial Statements for a complete description of our 2014 Credit Facility.) We amended the 2014 Credit Facility in June 2015, primarily to allow us to make intercompany loans to, and acquire, Canadian-based companies on an unsecured basis, and to modify provisions that would allow for early termination of a "Leverage Increase Period," thereby providing us with additional flexibility as to the timing of subsequent acquisitions.

We had $318.2 million in net availability under the 2014 Revolving Credit Facility at June 30, 2016. The outstanding borrowings under the 2014 Revolving Credit Facility includes $3.8 million at June 30, 2016 of outstanding letters of credit.

The following table reflects required and actual financial ratios as of June 30, 2016 included as part of the affirmative covenants in our 2014 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.50:1.0	4.76:1.0
Total Debt to EBITDA Ratio	less than or equal to 3.50:1.0	2.35:1.0

We intend to use the availability under our 2014 Credit Facility and cash on hand to pursue acquisitions of additional businesses to the extent permitted under our 2014 Credit Facility, to fund distributions and to provide for other working capital needs.

Subsequent Events

Acquisition - 5.11 Tactical

On July 29, 2016, 5.11 ABR Corp., a Delaware corporation and majority owned subsidiary of the Company ("Parent") and 5.11 ABR Merger Corp., a Delaware corporation and wholly owned subsidiary of the Parent (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”) with 5.11 Acquisition Corp., a Delaware corporation (“5.11 Tactical”), and TA Associates Management, L.P., as the agent and attorney in fact of the holders of stock and options in 5.11 Tactical, pursuant to which Merger Sub will merge with and into 5.11 Tactical, with 5.11 Tactical as the surviving entity (the “Merger”). The purchase price for 5.11 Tactical will be $400 million, subject to working capital and certain other adjustments upon closing. 5.11 Tactical reported net revenue of approximately $284 million for the year ended December 31, 2015. The Company’s initial equity ownership in 5.11 Tactical will be approximately 97.5%, and 5.11 Tactical’s management team will also invest in the transaction alongside the Company. The Merger is subject to customary closing conditions and is expected to close within 45 days of entry into the Merger Agreement or such other time as the parties may mutually agree.

In connection with the execution of the Merger Agreement, the Company entered into a commitment letter, dated August 1, 2016 (the “Commitment Letter”), with Bank of America, N.A., as sole administrative agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book runner. The Commitment Letter provides for a $150 million Incremental Tranche B Term Facility (the “Commitment”) that is on identical terms as the 2014 Term Loan under the 2014 Credit Facility, among the Company, the financial institutions party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. The Commitment may be used to finance a portion of the aggregate cash consideration of, and to pay the fees and expenses in connection with, the Merger.

5.11 Tactical is a leading designer and marketer of purpose-built tactical apparel and gear serving a wide range of global customers including law enforcement, military special operations and firefighters, as well as outdoor enthusiasts. Headquartered in Irvine, California, 5.11 Tactical operates international sales offices in Sweden, Mexico, Australia, China and UAE.

Profit Allocation Payment - Holding Event

Subsequent to the end of the second quarter, the Company declared an $8.2 million distribution to the Allocation Member in connection with a Holding Event of our ownership of the Advanced Circuits subsidiary. The payment is in respect to its positive contribution-based profit in the five year holding period ending June 30, 2016, and will be paid during the quarter ended September 30, 2016.

Interest Expense
We recorded interest expense totaling $18.8 million for the six months ended June 30, 2016 compared to $12.8 million for the comparable period in 2015.

The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Six months ended June 30,
	2016	2015
Interest on credit facilities	$7,325	$9,838
Unused fee on Revolving Credit Facility	937	606
Amortization of original issue discount	335	335
Unrealized losses on interest rate derivatives (1)	9,983	1,867
Letter of credit fees	52	63
Other	217	136
Interest expense	$18,849	$12,845
Average daily balance of debt outstanding	$344,695	$517,503
Effective interest rate (1)	10.9%	5.0%

(1) On September 16, 2014, we purchased an interest rate swap (the "New Swap") with a notional amount of $220 million effective April 1, 2016 through June 6, 2021. The agreement requires us to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At June 30, 2016, the New Swap had a fair value loss of $21.7 million, reflecting the present value of future payments and receipts under the agreement and is reflected as a component of interest expense and other non-current liabilities. Removing the effect of the unrealized loss on the interest rate swap results in an effective interest rate of 5.1% for the first six months of 2016 and 4.3% for the first six months of 2015. Refer to Note J - Derivatives and Hedging Activities of the condensed consolidated financial statements.

Income Taxes
We incurred income tax expense of $4.9 million with an effective tax rate of 53.0% during the six months ended June 30, 2016 compared to $5.5 million with an effective income tax rate of 109.8% during the same period in 2015. Non-deductible costs at the corporate level, including the gain on our equity method investment in FOX in the six months ended June 30, 2016, as well as the effect of the impairment loss at our Tridien subsidiary in 2015, account for the majority of the remaining difference in our effective income tax rates in both periods.

The components of income tax expense as a percentage of income from continuing operations before income taxes for the six months ended June 30, 2016 and 2015 are as follows:

	Six months ended June 30,
	2016	2015
United States Federal Statutory Rate	35.0%	(35.0)%
State income taxes (net of Federal benefits)	3.2	7.1
Foreign income taxes	5.8	(1.2)
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	37.1	63.5
Effect of (gain) loss on equity method investment (2)	(31.4)	15.8
Impact of subsidiary employee stock options	3.4	2.9
Domestic production activities deduction	(3.2)	(8.1)
Effect of impairment expense	—	53.5
Non-recognition of NOL carryforwards at subsidiaries	(0.8)	4.7
Other	3.9	6.6
Effective income tax rate	53.0%	109.8%

(1) The effective income tax rate for the six months ended June 30, 2016 and 2015 includes a significant loss at the Company's parent, which is taxed as a partnership.

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
The following table reconciles EBITDA and Adjusted EBITDA to income (loss) from continuing operations, which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Six months ended June 30, 2016

	Corporate	Ergobaby	Liberty	Manitoba Harvest	Advanced Circuits	Arnold Magnetics	Clean Earth	Sterno Products	Tridien	Consolidated
Net income (loss)	$(1,491)	$1,630	$3,026	$(3,574)	$5,121	$(258)	$(2,858)	$2,483	$252	$4,331
Adjusted for:
Provision (benefit) for income taxes	—	1,033	2,175	(943)	2,646	(308)	(1,491)	1,770	—	4,882
Interest expense, net	18,561	—	—	4	—	(1)	252	12	—	18,828
Intercompany interest	(22,718)	1,605	2,117	1,787	3,369	3,369	5,817	4,004	650	—
Depreciation and amortization	297	1,804	1,459	3,545	1,923	4,682	10,267	6,157	1,261	31,395
EBITDA	(5,351)	6,072	8,777	819	13,059	7,484	11,987	14,426	2,163	59,436
(Gain) loss on sale of fixed assets	—	—	—	—	(10)	1	307	—	(164)	134
Non-controlling shareholder compensation	—	390	312	410	12	95	542	287	—	2,048
Acquisition expenses and other	—	799	—	—	—	—	738	189	—	1,726
Loss on disposal of assets	—	6,663	—	—	—	—	—	—	—	6,663
Integration services fee	—	—	—	500	—	—	—	—	—	500
Gain on equity method investment	(8,266)	—	—	—	—	—	—	—	—	(8,266)
Gain on foreign currency transaction and other	(3,297)	—	—	—	—	—	—	—	—	(3,297)
Management fees	11,286	250	250	173	250	250	250	250	175	13,134
Adjusted EBITDA	$(5,628)	$14,174	$9,339	$1,902	$13,311	$7,830	$13,824	$15,152	$2,174	$72,078

Adjusted EBITDA
Six months ended June 30, 2015

	Corporate	Ergobaby	Liberty	Manitoba Harvest	Advanced Circuits	Arnold Magnetics	Clean Earth	Sterno Products	Tridien	Consolidated
Loss from continuing operations	$(11,665)	$5,474	$1,422		$6,150	$(65)	$(4,526)	$1,163	$(8,249)	$(10,296)
Adjusted for:				Not Applicable
Provision (benefit) for income taxes	(285)	3,268	499		3,230	(138)	(1,874)	819	—	5,519
Interest expense, net	12,645	—	—		—	—	198	—	—	12,843
Intercompany interest	(20,678)	2,145	2,185		2,901	3,487	5,942	3,483	535	—
Depreciation and amortization	618	1,880	2,301		1,666	4,554	10,706	3,735	1,222	26,682
EBITDA	(19,365)	12,767	6,407		13,947	7,838	10,446	9,200	(6,492)	34,748
(Gain) loss on sale of fixed assets	—	—	7		11	—	139	—	1	158
Non-controlling shareholder compensation	—	358	125		12	68	596	250	—	1,409
Impairment expense	—	—	—		—	—	—	—	9,165	9,165
Acquisition related expenses	—	—	—		—	—	1,250	750	—	2,000
Loss on equity method investment	2,266	—	—		—	—	—		—	2,266
Management fees	11,724	250	250		250	250	250	250	175	13,399
Adjusted EBITDA (1)	$(5,375)	$13,375	$6,789		$14,220	$8,156	$12,681	$10,450	$2,849	$63,145

(1) As a result of the sale of our CamelBak and American Furniture subsidiaries in August and October 2015, respectively, Adjusted EBITDA for the six months ended June 30, 2015 does not include Adjusted EBITDA from CamelBak and American Furniture of $18.6 million.

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

	Six Months Ended
(in thousands)	June 30, 2016	June 30, 2015
Net income	$4,331	$1,288
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	29,920	32,245
Impairment expense	—	9,165
Loss on disposal of assets	6,663	—
Amortization of debt issuance costs and original issue discount	1,475	1,425
Unrealized loss on interest rate and foreign currency hedges	9,983	1,867
(Gain) loss on equity method investment	(8,266)	2,266
Noncontrolling shareholder charges	2,048	1,883
Excess tax benefit on stock compensation	(366)	—
Deferred taxes	(5,991)	(1,257)
Other	282	500
Changes in operating assets and liabilities	5,455	(17,115)
Net cash provided by operating activities	45,534	32,267
Plus:
Unused fee on revolving credit facility (1)	937	606
Integration services fee (2)	500	2,000
Successful acquisition costs	1,727	—
Excess tax benefit on stock compensation	366	—
Changes in operating assets and liabilities	—	17,115
Other	128	—
Less:
Payments on swap	1,794	995
Changes in operating assets and liabilities	5,455	—
Maintenance capital expenditures: (3)
Compass Group Diversified Holdings LLC	—	—
Advanced Circuits	2,319	257
American Furniture	—	147
Arnold	1,054	975
CamelBak	—	953
Clean Earth	3,215	3,536
Ergobaby	221	934
Liberty	766	200
Manitoba Harvest	844	—
Sterno Products	949	627
Tridien	298	550
Realized gain from foreign currency (4)	3,059	—
Other	—	342
Estimated cash flow available for distribution and reinvestment	$29,218	$42,472

Distribution paid in April 2016/2015	$(19,548)	$(19,548)
Distribution paid in July 2016/2015	(19,548)	(19,548)
	$(39,096)	$(39,096)

(1) Represents the commitment fee on the unused portion of the revolving credit facilities.
(2) Represents fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership, payable quarterly.
(3) Represents maintenance capital expenditures that were funded from operating cash flow, net of proceeds from the sale of property, plant and equipment, and excludes growth capital expenditures of approximately $0.9 million for both the six months ended June 30, 2016 and 2015.

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

Related Party Transactions

ACI Recapitalization
During the second quarter of 2016, the Company completed a recapitalization at ACI whereby the Company entered into an amendment to the intercompany debt agreement with ACI (the "ACI Loan Agreement"). The ACI Loan Agreement was amended to provide for additional term loan borrowings of $61.0 million to fund a cash distributions to shareholders totaling $60.1 million. Minority interest shareholders of Advanced Circuits, including certain members of management at Advanced Circuits, received total distribution proceeds of $18.4 million. The Company used cash on hand to fund the distribution to minority shareholders.
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
Ergobaby Share Repurchase
In June 2016, Ergobaby repurchased 77,425 shares of Ergobaby common stock from certain noncontrolling interest shareholders for a total purchase price of $15.4 million. Ergobaby financed the repurchase of shares with an increase to the intercompany debt facility with the Company. Subsequent to the repurchase, the noncontrolling interest in Ergobaby is 83.9% on a primary basis and 76.2% on a fully diluted basis. The shares have been accounted for as treasury shares by Ergobaby.
Equity method investment in FOX
During the first quarter of 2016, the Company's equity method investment, FOX, closed on a secondary public offering of 2,500,000 shares of FOX common shares held by the Company. Concurrently with the closing of the offering, FOX repurchased 500,000 shares of FOX common stock held by the Company. As a result of the sale of shares through the offering and the repurchase of shares by FOX, the Company sold a total of 3,000,000 shares of FOX common stock, with total net proceeds of approximately $47.7 million. Upon completion of the offering and repurchase of shares by FOX, the Company's ownership interest in FOX was reduced from approximately 41% to 33%. The sale of a portion of the Company's FOX shares in March 2016 qualified as a Sale Event under the Company's LLC Agreement. During the second quarter, the Company's Board of Directors declared a distribution to the Holders of the Allocation Interests of $8.6 million in connection with the Sale Event of FOX. The profit allocation payment was made during the quarter ended June 30, 2016.

The following table reflects the year to date activity from our investment in FOX (in thousands):

2016
Balance January 1, 2016	$249,747
Proceeds from sale of FOX shares	(52,110)
Discount on sale of FOX shares	4,425
Mark-to-market adjustment - March 31, 2016	(10,623)
Balance March 31, 2016	$191,439
Mark-to-market adjustment - June 30, 2016	18,889
Balance at June 30, 2016	$210,328

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
The table below summarizes the payment schedule of our contractual obligations at June 30, 2016:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$488,174	$14,049	$49,339	$122,863	$301,923
Operating lease obligations (2)	68,512	11,320	18,755	11,098	27,339
Purchase obligations (3)	261,434	176,384	42,640	42,410	—
Total (4)	$818,120	$201,753	$110,734	$176,371	$329,262

(1)	Reflects commitment fees and letter of credit fees under our 2014 Revolving Credit Facility and amounts due, together with interest on our 2014 Term Loan Facility.

(2)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.

(3)
Reflects non-cancelable commitments as of June 30, 2016, including: (i) shareholder distributions of $78.2 million; (ii) estimated management fees of $21.6 million per year over the next five years, and (iii) other obligations including amounts due under employment agreements. Distributions to our shareholders are approved by our Board of Directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.

(4)
The contractual obligation table does not include approximately $0.4 million in liabilities associated with unrecognized tax benefits as of June 30, 2016 as the timing of the recognition of this liability is not certain. The amount of the liability is not expected to significantly change in the next twelve months.

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

We use a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment testing. The qualitative factors we consider include, in part, the general macroeconomic environment, industry and market specific conditions for each reporting unit, financial performance including actual versus planned results and results of relevant prior periods, operating costs and cost impacts, as well as issues or events specific to the reporting unit. At March 31, 2016, we determined that the Tridien reporting unit required further quantitative testing (step 1) because we could not conclude that the fair value of the reporting unit exceeds its carrying value based on qualitative factors alone. For the step 1 quantitative impairment test at Tridien, the Company utilized both the market approach and the income approach, with a 50% weighting assigned to each method. The weighted average cost of capital used in the income approach at Tridien was 14.1%. Results of the step 1 quantitative testing of Tridien indicated that the fair value of Tridien exceeded its carrying value. For the reporting units that were tested qualitatively, the results of the qualitative analysis indicated that the fair value of those reporting units exceeded their carrying value.

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

Long lived assets
Orbitbaby
During the second quarter of 2016, Ergobaby's board of directors approved a plan to dispose of the Orbitbaby product line. Ergobaby determined at the time the plan was approved that the carrying value of the long lived assets associated with the Orbitbaby product line was not recoverable, and therefore, Ergobaby recorded a loss on disposal of assets of $6.7 million related to the write off of the long-lived assets of Orbitbaby. The loss is comprised of the write-off of intangible assets of $5.5 million, property, plant and equipment of $0.4 million, and other assets of $0.8 million. Ergobaby will continue to sell the remaining Orbitbaby inventory through the end of 2016.
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

ITEM 4. – CONTROLS AND PROCEDURES
As required by Exchange Act Rule 13a-15(b), Holdings’ Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2016. Based on that evaluation, the Holdings’ Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of June 30, 2016.

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
Date: August 3, 2016
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 3, 2016

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