Form 10-Q
period 2016-09-30
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2016-11-02
CIK 1345126, 1345122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

As of November 1, 2016, there were 54,300,000 shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2016

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

•	the "2014 Revolving Credit Facility" refer to the $550 million Revolving Credit Facility provided by the 2014 Credit Facility that matures in June 2019;

•	the "2014 Term Loan" refer to the $325 million Term Loan Facility, provided by the 2014 Credit Facility that matures in June 2021;

•	the "2016 Incremental Term Loan" refer to the $250 million Tranche B Term Facility provided by the 2014 Credit Facility (together with the 2014 Term Loan, the "Term Loans");

•	the "LLC Agreement" refer to the fourth amended and restated operating agreement of the Company dated as of January 1, 2012; and

•	"we," "us" and "our" refer to the Trust, the Company and the businesses together.

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

PART I
FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS

Compass Diversified Holdings
Condensed Consolidated Balance Sheets

(in thousands)	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,389	$85,240
Accounts receivable, net	173,921	105,910
Inventories	231,987	59,905
Prepaid expenses and other current assets	22,893	21,536
Current assets of discontinued operations	—	18,772
Total current assets	455,190	291,363
Property, plant and equipment, net	145,447	115,948
Equity method investment (refer to Note F)	197,742	249,747
Goodwill	485,054	390,655
Intangible assets, net	549,014	350,687
Other non-current assets	13,307	9,819
Non-current assets of discontinued operations	—	12,823
Total assets	$1,845,754	$1,421,042
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$55,111	$46,140
Accrued expenses	84,110	43,767
Due to related party	8,236	5,863
Current portion, long-term debt	5,685	3,250
Other current liabilities	13,024	9,004
Current liabilities of discontinued operations	—	8,455
Total current liabilities	166,166	116,479
Deferred income taxes	103,898	103,635
Long-term debt	714,954	308,639
Other non-current liabilities	26,711	18,960
Non-current liabilities of discontinued operations	—	110
Total liabilities	1,011,729	547,823
Stockholders’ equity
Trust shares, no par value, 500,000 authorized; 54,300 shares issued and outstanding at September 30, 2016 and December 31, 2015	825,321	825,321
Accumulated other comprehensive loss	(7,817)	(9,804)
Accumulated (deficit) earnings	(19,706)	10,567
Total stockholders’ equity attributable to Holdings	797,798	826,084
Noncontrolling interest	36,227	46,219
Noncontrolling interest of discontinued operations	—	916
Total stockholders’ equity	834,025	873,219
Total liabilities and stockholders’ equity	$1,845,754	$1,421,042
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
(in thousands, except per share data)
Net sales	$200,770	$140,738	$525,713	$405,524
Service revenues	51,515	44,092	134,035	122,923
Total net revenues	252,285	184,830	659,748	528,447
Cost of sales	133,006	91,589	340,576	267,059
Cost of service revenues	36,864	28,671	95,968	88,430
Gross profit	82,415	64,570	223,204	172,958
Operating expenses:
Selling, general and administrative expense	53,648	36,310	140,702	98,385
Management fees	8,435	6,373	21,394	19,597
Amortization expense	8,423	7,259	23,966	21,455
Loss on disposal of assets	551	—	7,214	—
Operating income	11,358	14,628	29,928	33,521
Other income (expense):
Interest expense, net	(4,376)	(11,205)	(23,204)	(24,047)
Amortization of debt issuance costs	(687)	(561)	(1,827)	(1,651)
Gain on equity method investment	50,414	11,784	58,680	9,518
Other expense, net	(3,271)	(949)	(1,852)	(983)
Income from continuing operations before income taxes	53,438	13,697	61,725	16,358
Provision for income taxes	4,894	3,688	9,778	9,206
Income from continuing operations	48,544	10,009	51,947	7,152
Income (loss) from discontinued operations, net of income tax	(455)	4,934	473	9,079
Gain on sale of discontinued operations, net of income tax	2,134	151,075	2,134	151,075
Net income	50,223	166,018	54,554	167,306
Less: Net income attributable to noncontrolling interest	682	1,272	1,749	4,006
Less: Income (loss) from discontinued operations attributable to noncontrolling interest	(164)	246	(116)	(755)
Net income attributable to Holdings	$49,705	$164,500	$52,921	$164,055
Amounts attributable to Holdings
Income from continuing operations	47,862	8,737	50,198	3,146
Income (loss) from discontinued operations, net of income tax	(291)	4,688	589	9,834
Gain on sale of discontinued operations, net of income tax	2,134	151,075	2,134	151,075
Net income attributable to Holdings	$49,705	$164,500	$52,921	$164,055
Basic and fully diluted income per share attributable to Holdings (refer to Note L)
Continuing operations	$0.72	$0.14	$0.59	$0.01
Discontinued operations	0.03	2.87	0.05	2.96
	$0.75	$3.01	$0.64	$2.97
Weighted average number of shares of trust stock outstanding – basic and fully diluted	54,300	54,300	54,300	54,300
Cash distributions declared per share (refer to Note L)	$0.36	$0.36	$1.08	$1.08

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
(in thousands)
Net income	$50,223	$166,018	$54,554	$167,306
Other comprehensive income (loss)
Foreign currency translation adjustments	(1,945)	(5,145)	3,275	(4,772)
Pension benefit liability, net	(765)	12	(1,288)	341
Other comprehensive income (loss)	(2,710)	(5,133)	1,987	(4,431)
Total comprehensive income, net of tax	47,513	160,885	56,541	162,875
Less: Net income attributable to noncontrolling interests	518	1,518	1,633	3,251
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(268)	(612)	929	(589)
Total comprehensive income attributable to Holdings, net of tax	$47,263	$159,979	$53,979	$160,213
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

(in thousands)	Number of Shares	Amount	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non-Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
Balance — January 1, 2016	54,300	$825,321	$10,567	$(9,804)	$826,084	$46,219	$916	$873,219
Net income	—	—	52,921	—	52,921	1,749	(116)	54,554
Total comprehensive income, net	—	—	—	1,987	1,987	—	—	1,987
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	3,011	1	3,012
Effect of subsidiary stock options exercise - Liberty	—	—	(578)	—	(578)	4,333	—	3,755
Excess tax benefit on stock compensation - Liberty	—	—	—	—	—	366	—	366
Issuance of subsidiary shares - Ergo (refer to Note N)	—	—	4,809	—	4,809	3,392	—	8,201
Repurchase of subsidiary shares - Ergo (refer to Note N)	—	—	(10,945)	—	(10,945)	(4,462)	—	(15,407)
Purchase of noncontrolling interest - Liberty (refer to Note N)	—	—	(1,007)	—	(1,007)	(469)	—	(1,476)
Distributions to noncontrolling shareholders - Liberty (refer to Note N)	—	—	—	—	—	(5,253)	—	(5,253)
Distributions to noncontrolling shareholders - ACI (refer to Note N)	—	—	—	—	—	(18,377)	—	(18,377)
Acquisition of 5.11	—	—	—	—	—	5,718	—	5,718
Disposition of Tridien	—	—	—	—	—	—	(801)	(801)
Distribution to Allocation Interest holders (refer to Note L)	—	—	(16,829)	—	(16,829)	—	—	(16,829)
Distributions paid	—	—	(58,644)	—	(58,644)	—	—	(58,644)
Balance — September 30, 2016	54,300	$825,321	$(19,706)	$(7,817)	$797,798	$36,227	$—	$834,025
See notes to condensed consolidated financial statements.

Compass Diversified Holdings Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$54,554	$167,306
Income from discontinued operations	473	9,079
Gain on sale of discontinued operations, net	2,134	151,075
Net income from continuing operations	51,947	7,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	19,481	15,797
Amortization expense	32,691	24,566
Loss on disposal of assets	7,214	—
Amortization of debt issuance costs and original issue discount	2,363	2,154
Unrealized loss on interest rate swap	8,322	8,044
Noncontrolling stockholder stock based compensation	3,011	2,063
Excess tax benefit from subsidiary stock options exercised	(366)	—
Gain on equity method investment	(58,680)	(9,518)
Deferred taxes	(4,479)	(4,352)
Other	384	259
Changes in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivable	(8,797)	4,735
Decrease (increase) in inventories	440	(8,730)
Increase in prepaid expenses and other current assets	2,081	953
Increase (decrease) in accounts payable and accrued expenses	1,296	(11,290)
Net cash provided by operating activities - continuing operations	56,908	31,833
Net cash provided by operating activities - discontinued operations	3,686	14,638
Cash provided by operating activities	60,594	46,471
Cash flows from investing activities:
Acquisitions, net of cash acquired	(528,642)	(98,816)
Purchases of property and equipment	(15,528)	(11,369)
Net proceeds from sale of equity investment	110,685	—
Payment of interest rate swap	(3,114)	(1,502)
Purchase of noncontrolling interest (refer to Note N)	(1,476)	—
Proceeds from sale of business	11,249	244,269
Other investing activities	350	256
Net cash (used in) provided by investing activities - continuing operations	(426,476)	132,838
Net cash provided by investing activities - discontinued operations	9,192	113,756
Cash used in investing activities	(417,284)	246,594

Compass Diversified Holdings Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(in thousands)	2016	2015
Cash flows from financing activities:
Borrowings under credit facility	633,798	197,000
Repayments under credit facility	(221,719)	(369,163)
Distributions paid	(58,644)	(58,644)
Net proceeds provided by noncontrolling shareholders (refer to Note N)	9,473	6,228
Distributions paid to noncontrolling shareholders (refer to Note N)	(23,630)	—
Distributions paid to allocation interest holders (refer to Note L)	(16,829)	—
Repurchase of subsidiary stock (refer to Note L)	(15,407)	—
Excess tax benefit from subsidiary stock options exercised	366	—
Debt issuance costs	(5,993)	(295)
Other	(1,008)	(576)
Net cash provided by (used in) financing activities	300,407	(225,450)
Foreign currency impact on cash	(3,197)	(2,593)
Net (decrease) increase in cash and cash equivalents	(59,480)	65,022
Cash and cash equivalents — beginning of period (1)	85,869	23,703
Cash and cash equivalents — end of period (2)	$26,389	$88,725
(1) Includes cash from discontinued operations of $0.6 million at January 1, 2016 and $1.8 million at January 1, 2015.
(2) Does not include any cash from discontinued operations at September 30, 2015 because Tridien had no cash balance as of that date.

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2016

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
The Company is a controlling owner of eight businesses, or reportable operating segments, at September 30, 2016. The segments are as follows: 5.11 Acquisition Corp. ("5.11" or "5.11 Tactical"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Liberty Safe and Security Products, Inc. ("Liberty Safe" or "Liberty"), Fresh Hemp Foods Ltd. ("Manitoba Harvest"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold" or "Arnold Magnetics"), Clean Earth Holdings, Inc. ("Clean Earth"), and Sterno Products, LLC ("Sterno Products"). Refer to Note E for further discussion of the operating segments. The Company also owns a non-controlling interest of approximately 23.3% in Fox Factory Holding Corp. ("FOX") which is accounted for as an equity method investment. Compass Group Management LLC, a Delaware limited liability company ("CGM" or the "Manager"), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a management services agreement ("MSA").

Note B — Presentation and Principles of Consolidation
The condensed consolidated financial statements for the three and nine month periods ended September 30, 2016 and September 30, 2015, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Discontinued Operations
During the third quarter of 2016, the Company completed the sale of Tridien Medical, Inc. ("Tridien"), and during the third quarter of 2015, the Company completed the sale of its subsidiary, CamelBak Products, LLC ("CamelBak"). Additionally, in October 2015, the Company sold its subsidiary, American Furniture Manufacturing, Inc. ("AFM" or "American Furniture") which met the criteria to be classified as a discontinued operation as of September 30, 2015. As a result of these sales, the results of operations of Tridien are reported as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, and the results of operations of CamelBak and American Furniture are reported as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September

30, 2015. Refer to Note D for additional information. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.

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

In April 2015, the FASB issued an accounting standard update intended to simplify the presentation of debt issuance costs in the balance sheet. The new guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. In August 2015, the FASB issued additional guidance which addresses the Security and Exchange Commission's ("SEC") comments related to the absence of authoritative guidance within the accounting standard update related to line-of-credit arrangements. The SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance cost ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the line of credit arrangement. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Retrospective adoption is required. The Company adopted this guidance on January 1, 2016 and has reclassified debt issuance costs associated with the Company's term debt of $4.6 million as of December 31, 2015, from long-term assets to long-term debt. Deferred debt issuance costs incurred in connection with the Company's revolving credit facility of $5.2 million and $4.9 million at September 30, 2016 and December 31, 2015, respectively, continue to be classified as long-term assets.

Recently Issued Accounting Pronouncements
In August 2016, the FASB issued an accounting standard update which updates the guidance as to how certain cash receipts and cash payments should be presented and classified within the statement of cash flows. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period.
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

Note C — Acquisitions
Acquisition of 5.11 Tactical
On August 31, 2016, 5.11 ABR Merger Corp. ("Merger Sub"), a wholly owned subsidiary of 5.11 ABR Corp. ("Parent"), which in turn is a wholly owned subsidiary of the Company, merged with and into 5.11 Tactical, with 5.11 Tactical as the surviving entity, pursuant to an agreement and plan of merger among Merger Sub, Parent, 5.11 Tactical, and TA Associates Management L.P. entered into on July 29, 2016.

5.11 Tactical is a leading provider of purpose-built tactical apparel and gear crafted for law enforcement, firefighters, EMS, and military special operations as well as outdoor and adventure enthusiasts. 5.11 is a brand known for innovation and authenticity, and works directly with end users to create purpose-built apparel and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide.   Headquartered in Irvine, California, 5.11 operates sales offices and distribution centers globally, and 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and on 511tactical.com.

The Company made loans to, and purchased a 97.5% controlling interest in 5.11 ABR Corp.. The purchase price, including proceeds from noncontrolling interest and net of transaction costs, was approximately $405.1 million. The Company funded its portion of the acquisition through an amendment to the 2014 Credit Facility that allowed for an increase in the 2014 Revolving Credit Facilty and the 2016 Incremental Term Loan (refer to Note I - Debt). 5.11 management invested in the transaction along with the Company, representing approximately 2.5% initial noncontrolling interest on a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of 5.11. CGM will receive integration service fees of $3.5 million payable quarterly over a twelve month period as services are rendered beginning in the quarter ended December 31, 2016.

The results of operations of 5.11 Tactical have been included in the consolidated results of operations since the date of acquisition. 5.11's results of operations are reported as a separate operating segment. The table below provides the preliminary recording of assets acquired and liabilities assumed as of the acquisition date.

5.11 Tactical
(in thousands)
Amounts recognized as of the acquisition date
Assets:
Cash	$12,581
Accounts receivable (1)	38,323
Inventory (2)	163,507
Property, plant and equipment (3)	22,723
Intangible assets	127,706
Goodwill	76,186
Other current and noncurrent assets	5,316
Total assets	446,342

Liabilities and noncontrolling interest:
Current liabilities	$38,229
Other liabilities	180,231
Deferred tax liabilities	—
Noncontrolling interest	5,568
Total liabilities and noncontrolling interest	224,028

Net assets acquired	222,314
Noncontrolling interest	5,568
Intercompany loans to business	179,237
$407,119

Acquisition Consideration
Purchase price	$400,000
Working capital adjustment	(910)
Cash	8,029
Total purchase consideration	$407,119
Less: Transaction costs	2,063
Purchase price, net	$405,056

(1) Includes $40.1 million of gross contractual accounts receivable of which $1.7 million was not expected to be collected. The fair value of accounts receivable approximated book value acquired.
(2) Includes $42.3 million in inventory basis step-up, which will be charged to cost of goods sold over the inventory turns of the acquired entity.

(3) Includes $7.6 million of property, plant and equipment basis step-up.

The Company incurred $2.1 million of transaction costs in conjunction with the 5.11 acquisition, which was included in selling, general and administrative expense in the consolidated statements of income during that period. The preliminary allocation of the purchase price presented above is based upon management's estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets and current and other liabilities are estimated at their historical carrying values. Property, plant and equipment is valued through a preliminary purchase price appraisal and will be depreciated on a straight-line basis over the respective remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. The goodwill of $76.2 million reflects the strategic fit of 5.11 in the Company's branded products business and is not expected to be deductible for income tax purposes.

The intangible assets recorded related to the 5.11 acquisition are as follows (in thousands):

Intangible assets	Amount	Estimated Useful Life
Trade name	$48,665	20 years
Customer relationships	74,343	10 - 15 years
Technology	4,698	10 years
	$127,706

The customer relationships intangible asset was valued at $74.3 million using an excess earnings methodology, in which an asset is valuable to the extent it enables its owners to earn a return in excess of the required returns on and of the other assets utilized in the business. Customer relationships intangible asset was derived using a risk-adjusted discount rate. The tradename intangible asset and the design patent technology asset were valued using a royalty savings methodology, in which an asset is valuable to the extent that the ownership of the asset relieves the company from the obligation of paying royalties for the benefits generated by the asset.
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
Amounts recognized as of the acquisition date
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
	$63,687

Unaudited pro forma information
The following unaudited pro forma data for the three and nine months ended September 30, 2016 and September 30, 2015 gives effect to the acquisition of Manitoba Harvest and 5.11 Tactical, as described above, as if the acquisitions had been completed as of January 1, 2015, and the sale of CamelBak, AFM and Tridien as if the dispositions had been completed on January 1, 2015. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Three months ended		Nine months ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net sales	$299,737	$271,488	$845,212	$766,929
Operating income	11,769	20,913	29,603	42,755
Net income (loss)	46,468	9,284	38,989	(1,163)
Net income (loss) attributable to Holdings	45,795	8,033	37,271	(5,515)
Basic and fully diluted net income (loss) per share attributable to Holdings	$0.68	$0.13	$0.40	$(0.15)

Other acquisitions
Ergobaby
On May 11, 2016, the Company's Ergobaby subsidiary acquired all of the outstanding membership interests in New Baby Tula LLC ("Baby Tula"), a maker of premium baby carriers, toddler carriers, slings, blankets and wraps. The purchase price was $73.8 million, net of transaction costs, plus a potential earn-out of $8.2 million based on 2017 financial performance. Ergobaby paid $0.8 million in transaction costs in connection with the acquisition. Ergobaby funded the acquisition and payment of related transaction costs through the issuance of an additional $68.2 million in inter-company loans with the Company, and the issuance of $8.2 million in Ergobaby shares to the selling shareholders. The fair value of the Ergobaby shares issued to the selling shareholders was determined based on a model that multiplies the trailing twelve months earnings before interest, taxes, depreciation and amortization by an estimated enterprise value multiple to determine an estimated fair value. The fair value calculation assumes proceeds from the conversion of outstanding stock options, deducts the carrying value of debt at Ergobaby and estimated selling costs of the entity, and divides the resulting amount by the total number of outstanding shares, including converted stock options, to determine a per share value for the stock issued. The Company funded the additional inter-company loans used for the acquisition with available cash on the balance sheet and a draw on the 2014 Revolving Credit Facility. Ergobaby recorded a preliminary purchase price allocation of $13.2 million in goodwill, which is expected to be deductible for income tax purposes, $55.3 million in intangible assets comprised of $52.9 million in finite lived tradenames, $1.7 million in non-compete agreements; and $0.7 million in customer relationships, and $4.8 million in inventory step-up. $3.7 million of the inventory step-up has been charged to cost of goods sold during the quarter ended September 30, 2016, and the remaining amount will be charged to cost of goods sold during the fourth quarter of 2016. In addition, the earn-out provision of the purchase price was allocated a fair value of $3.8 million. The remainder of the purchase consideration was allocated to net assets acquired. Ergobaby paid $0.7 million in transaction costs related to the acquisition of Baby Tula. The Company expects to finalize the purchase price during the fourth quarter of 2016.
Clean Earth
On June 1, 2016, the Company's Clean Earth subsidiary acquired certain of the assets and liabilities of EWS Alabama, Inc. ("EWS"). Clean Earth funded the acquisition and the related transaction costs through the issuance of additional inter-company debt with the Company. Based in Glencoe, Alabama, EWS provides a range of hazardous and non-hazardous waste management services from a fully permitted hazardous waste RCRA Part B facility. The Company funded the additional inter-company loans with Clean Earth through a draw on its 2014 Revolving Credit Facility. In connection with the acquisition, Clean Earth recorded a preliminary purchase price allocation of $3.3 million in goodwill and $12.1 million in intangible assets. The Company expects to finalize the purchase price during the fourth quarter of 2016.
On April 15, 2016, Clean Earth acquired certain assets of Phoenix Soil, LLC ("Phoenix Soil") and WIC, LLC (together with Phoenix Soil, the "Sellers"). Phoenix Soil is based in Plainville, CT and provides environmental services for nonhazardous contaminated soil materials with a primary focus on soil. Phoenix Soil recently completed its transition to a new 58,000 square foot thermal desorption facility owned by WIC, LLC. The acquisition increases Clean Earth's soil treatment capabilities and expand its geographic footprint into New England. Clean Earth financed the acquisition and payment of related transaction costs through the issuance of additional inter-company loans with the Company. The Company used cash on hand to fund the purchase price of Phoenix Soil. In connection with the acquisition, Clean Earth recorded a preliminary purchase price allocation of $3.2 million in goodwill and $5.6 million in intangible assets in the second quarter of 2016. The Company expects to finalize the purchase price during the fourth quarter of 2016.
Sterno Products
On January 22, 2016, Sterno Products, a wholly owned subsidiary of the company, acquired all of the outstanding stock of Northern International, Inc. (NII), for a total purchase price of approximately $35.8 million (C$50.6 million), plus a potential earn-out opportunity payable over the next two years up to a maximum amount of $1.8 million (C$2.5 million), and is subject to working capital adjustments. The contingent consideration was fair valued on a preliminary basis at $1.5 million, based on probability weighted models of the achievement of certain performance based financial targets. Refer to Note K - "Fair Value Measurements". for a description of the valuation technique used to fair value the contingent consideration. Headquartered in Coquitlam, British Columbia, Canada, NII sells flameless candles and outdoor lighting products through the retail segment. Sterno Products financed the acquisition and payment of the related transaction costs through the issuance of an additional $37.0 million in inter-company loans with the Company.
In connection with the acquisition, Sterno recorded a purchase price allocation of $6.0 million of goodwill, which is not expected to be deductible for income tax purposes, $12.7 million in intangible assets and $1.2 million in inventory step-up. In addition, the earn-out provision of the purchase price was allocated a fair value of $1.5 million. The remainder of the purchase consideration was allocated to net assets acquired. Sterno Products incurred $0.4 million in acquisition related costs in connection with the NII acquisition.
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
Manitoba Harvest recorded a purchase price allocation of $7.3 million in goodwill, which is expected to be deductible for income tax purposes, $10.8 million of intangible assets, and $0.3 million in inventory step-up. The remainder of the purchase consideration was allocated to net assets acquired.

Note D - Discontinued operations

Sale of Tridien

On September 21, 2016, the Company sold its majority owned subsidiary, Tridien, based on an enterprise value of $25 million. After the allocation of the sale proceeds to non-controlling equity holders and the payment of transaction expenses, the Company received approximately $22.7 million in net proceeds at closing related to its debt and equity interests in Tridien. The Company recognized a gain of $1.5 million for the three and nine months ended September 30, 2016 as a result of the sale of Tridien. Approximately $1.6 million of the proceeds received by the Company from the sale of Tridien have been reserved to support the Company’s indemnification obligations for future claims against Tridien that the Company may be liable for under the terms of the Tridien sale agreement.

The following table presents summary balance sheet information of the Tridien business that is presented as discontinued operations as of December 31, 2015 (in thousands):

December 31, 2015
Assets:
Cash	$629
Accounts receivable	8,410
Inventories	8,466
Prepaid expenses and current assets	1,267
Current assets of discontinued operations	$18,772
Property, plant and equipment, net	2,103
Goodwill	7,833
Intangible assets, net	2,717
Other noncurrent assets	170
Noncurrent assets of discontinued operations	$12,823
Liabilities
Accounts payable	4,263
Accrued expenses and other current liabilities	4,192
Current liabilities of discontinued operations	$8,455
Noncurrent liabilities of discontinued operations	$110
Noncontrolling interest of discontinued operations	$916

Sale of CamelBak

On August 3, 2015, the Company sold its majority owned subsidiary, CamelBak, based on a total enterprise value of $412.5 million. The CamelBak purchase agreement contains customary representations, warranties, covenants and indemnification provisions, and the transaction is subject to customary working capital adjustments.

The Company received approximately $367.8 million in cash related to its debt and equity interests in CamelBak after payments to noncontrolling shareholders and payment of all transaction expenses. The Company recognized a gain of $164.0 million, net of tax, during 2015 as a result of the sale of CamelBak. During the third quarter of 2016, the Company settled the outstanding working capital adjustments related to CamelBak, resulting in the recognition of additional gain on the sale of business of $0.6 million during the quarter ended September 30, 2016.

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

Operating results of discontinued operations

Summarized operating results of discontinued operations for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three months ended September 30, 2016 (1)	Nine months ended September 30, 2016 (1)
(in thousands)	Tridien	Tridien
Net sales	$15,978	$45,951
Gross profit	3,223	7,917
Operating income	967	437
Income (loss) from continuing operations before income taxes	(440)	488
Provision for income taxes	15	15
Income (loss) from discontinued operations (2)	$(455)	$473

(1) The results of operations of Triden for the three and nine months ended September 30, 2016 include the results from July 1, 2016 through the date of disposition and January 1, 2016 through the date of disposition, respectively.

(2) The results for the three and nine months ended September 30, 2016 exclude $0.4 million and $1.1 million of intercompany interest expense.

	Three months ended September 30, 2015				Nine months ended September 30, 2015
(in thousands)	CamelBak (1)	American Furniture	Tridien	Total discontinued operations	CamelBak (1)	American Furniture	Tridien	Total discontinued operations
Net sales	$17,023	$39,068	$23,318	$79,409	$96,519	$122,420	$58,850	$277,789
Gross profit	7,282	3,656	4,409	15,347	41,415	11,613	11,807	64,835
Operating income (loss)	2,713	901	1,183	4,797	14,348	4,126	(6,504)	11,970
Income (loss) from continuing operations before income taxes	4,315	902	1,183	6,400	16,607	4,134	(6,503)	14,238
Provision for income taxes	1,355	43	68	1,466	5,010	81	68	5,159
Income (loss) from discontinued operations (2)	$2,960	$859	$1,115	$4,934	$11,597	$4,053	$(6,571)	$9,079

(1) The results of operations of Camelbak for the three and nine months ended September 30, 2015 include the results from July 1, 2015 through the date of disposition and January 1, 2015 through the date of disposition, respectively.

(2) The results for the three and nine months ended September 30, 2015 exclude $2.9 million and $7.7 million of intercompany interest expense.

Note E — Operating Segment Data
At September 30, 2016, the Company had eight reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

•
5.11 Tactical is a leading provider of purpose-built tactical apparel and gear crafted for law enforcement, firefighters, EMS, and military special operations as well as outdoor and adventure enthusiasts. 5.11 is a brand known for innovation and authenticity, and works directly with end users to create purpose-built apparel and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide.   Headquartered in Irvine, California, 5.11 operates sales offices and distribution centers globally, and 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and on 511tactical.com.

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

A disaggregation of the Company’s consolidated revenue and other financial data for the three and nine months ended September 30, 2016 and 2015 is presented below (in thousands):

Net sales of operating segments	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
5.11 Tactical	$27,203	$—	$27,203	$—
Ergobaby	29,664	21,944	75,048	64,104
Liberty	23,810	23,404	74,713	74,013
Manitoba Harvest	15,920	8,856	44,321	8,856
ACI	21,679	22,234	64,945	66,734
Arnold Magnetics	26,912	32,590	82,791	93,138
Clean Earth	51,515	44,092	134,035	122,922
Sterno Products	55,582	31,710	156,692	98,680
Total	252,285	184,830	659,748	528,447
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—	—	—
Total consolidated revenues	$252,285	$184,830	$659,748	$528,447

Profit (loss) of operating segments (1)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
5.11 Tactical	$(1,794)	$—	$(1,794)	$—
Ergobaby	4,671	5,717	9,101	16,764
Liberty	2,417	3,545	9,879	7,713
Manitoba Harvest	554	(3,955)	(865)	(3,955)
ACI	5,759	6,295	17,241	18,782
Arnold Magnetics	851	3,058	3,828	6,532
Clean Earth	3,593	4,893	5,860	4,933
Sterno Products	5,536	2,707	14,095	8,286
Total	21,587	22,260	57,345	59,055
Reconciliation of segment profit to consolidated income (loss) before income taxes:
Interest expense, net	(4,376)	(11,205)	(23,204)	(24,047)
Other income, net	(3,271)	(949)	(1,852)	(983)
Gain on equity method investment	50,414	11,784	58,680	9,518
Corporate and other (2)	(10,916)	(8,193)	(29,244)	(27,185)
Total consolidated loss before income taxes	$53,438	$13,697	$61,725	$16,358

(1)	Segment profit (loss) represents operating income (loss).

(2)	Primarily relates to management fees expensed and payable to CGM, and corporate overhead expenses.

	Accounts Receivable		Identifiable Assets		Depreciation and Amortization Expense
	Sept. 30,	December 31,	Sept. 30,	December 31,	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016 (1)	2015 (1)	2016	2015	2016	2015
5.11 Tactical	$45,321	$—	$322,200	$—	$5,192	$—	$5,192	$—
Ergobaby	11,768	8,076	116,660	62,436	4,409	876	6,046	2,596
Liberty	13,000	12,941	27,931	31,395	616	648	1,925	2,880
Manitoba Harvest	8,249	5,512	100,833	88,541	1,732	4,011	5,200	4,048
ACI	6,166	5,946	18,298	17,275	885	726	2,585	2,207
Arnold Magnetics	16,269	15,083	64,987	72,310	2,268	2,182	6,778	6,561
Clean Earth	44,705	42,291	199,621	185,087	5,989	5,082	16,019	15,541
Sterno Products	34,373	19,508	137,780	121,910	2,396	2,155	8,427	5,775
Allowance for doubtful accounts	(5,930)	(3,447)	—	—	—	—	—	—
Total	173,921	105,910	988,310	578,954	23,487	15,680	52,172	39,608
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	727	64,180	—	—	—	755
Equity method investment	—	—	197,742	249,747	—	—	—	—
Amortization of debt issuance costs and original issue discount	—	—	—	—	888	729	2,363	2,154
Assets of discontinued operations	—	—	—	31,596	—	—	—	—
Total	$173,921	$105,910	$1,186,779	$924,477	$24,375	$16,409	$54,535	$42,517

(1)	Does not include accounts receivable balances per schedule above or goodwill balances - refer to "Note H - Goodwill and Other Intangible Assets".

Geographic Information

International Revenues	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
5.11 Tactical	$6,141	$—	$6,141	$—
Ergobaby	16,701	12,829	40,660	36,059
Manitoba Harvest	8,573	5,206	20,983	5,206
Arnold Magnetics	12,208	10,798	33,654	33,812
Sterno Products	6,327	883	16,366	2,564
	$49,950	$29,716	$117,804	$77,641

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
On March 15, 2016, the Company sold 2,500,000 of its FOX shares through a secondary offering (the "March Offering") at a price of $15.895 per share, which represented an underwriter's discount of 8.5% from the FOX share closing price on the date the offering was priced. Concurrently with the March Offering, FOX purchased 500,000 shares of their shares directly from the Company, also at a price of $15.895 per share. As a result of the sale of shares through the March Offering and the repurchase of shares by FOX, the Company sold a total of 3,000,000 shares of FOX common stock, with total net proceeds of approximately $47.7 million. Upon completion of the March Offering and repurchase of shares by FOX, the Company's ownership interest in FOX was reduced from approximately 41.2% to 33.1%. During the third quarter of 2016, FOX closed on a secondary public offering (the "August Offering") of 4,025,000 shares held by certain FOX shareholders, including the Company. The Company sold a total of 3,500,000 shares of FOX common stock in the August Offering, for total net proceeds of $63.0 million. Upon completion of the August Offering, the Company's ownership of FOX decreased from approximately 33% to approximately 23%. The Company currently owns approximately 8.6 million shares of FOX common stock.
The sale of the FOX shares in the March Offering and August Offering qualified as a Sale Event under the Company's LLC Agreement. The Company's Board of Directors declared a distribution to the Holders of the Allocation Interests of $8.6 million and $11.6 million, respectively, in connection with the Sale Events of FOX. The profit allocation payment related to the March Offering was made in the quarter ended June 30, 2016, and the profit allocation related to the August Offering will be made during the quarter ended December 31, 2016. The profit allocation for the August Offering will total a net distribution to Holders of $7.0 million after the effect of the Sale Event related to Tridien is used to offset this payment.

The Company has elected to account for its investment in FOX at fair value using the equity method beginning on the date the investment became subject to the equity method of accounting. The Company uses the equity method of accounting when it has the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. For equity method investments which the Company has elected to measure at fair value, unrealized gains and losses are reported in the consolidated statement of operations as gain (loss) from equity method investments. The equity method investment in FOX had a fair value of $197.7 million on September 30, 2016 based on the closing price of FOX shares on that date. The Company recognized a gain of $50.4 million and $58.7 million, respectively, for the three and nine months ended September 30, 2016 due to the change in the fair value of the FOX investment and the effect of the underwriter's discount on the sale of FOX shares.

The condensed balance sheet information and results of operations of the Company's FOX investment are summarized below (in thousands):

Condensed Balance Sheet information
	September 30, 2016	December 31, 2015
Current assets	$170,837	$131,941
Non-current assets	153,738	145,775
	$324,575	$277,716

Current liabilities	$80,795	$73,970
Non-current liabilities	69,562	51,486
Stockholders' equity	174,218	152,260
	$324,575	$277,716

Condensed Results of Operations
	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net revenue	$109,011	$106,171	$291,522	$271,130
Gross profit	34,886	34,786	92,331	83,437
Operating income	15,086	13,821	32,057	25,897
Net income	$13,684	$10,591	$25,862	$18,124

Note G — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Machinery and equipment	$152,757	$126,850
Office furniture, computers and software	12,813	8,771
Leasehold improvements	13,232	7,582
Buildings and land	43,008	31,856
	221,810	175,059
Less: accumulated depreciation	(76,363)	(59,111)
Total	$145,447	$115,948
Depreciation expense was $7.3 million and $19.5 million for the three and nine months ended September 30, 2016, and $5.2 million and $15.8 million for the three and nine months ended September 30, 2015.
Inventory
Inventory is comprised of the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Raw materials and supplies	$26,022	$23,604
Work-in-process	8,966	8,763
Finished goods (1)	204,910	31,196
Less: obsolescence reserve	(7,911)	(3,658)
Total	$231,987	$59,905

(1) Finished goods balance at September 30, 2016 includes $37.6 million inventory step-up related to the preliminary purchase price allocation for 5.11 Tactical.

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

Goodwill
2016 Annual goodwill impairment testing
The Company uses a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment testing. The qualitative factors we consider include, in part, the general macroeconomic environment, industry and market specific conditions for each reporting unit, financial performance including actual versus planned results and results of relevant prior periods, operating costs and cost impacts, as well as issues or events specific to the reporting unit. At March 31, 2016, we determined that the Tridien reporting unit (which is reported as a discontinued operations in the accompanying financial statements after the sale of the reporting unit in September 2016) required further quantitative testing (step 1) because we could not conclude that the fair value of the reporting unit exceeds its carrying value based on qualitative factors alone. Results of the step 1 quantitative testing of Tridien indicated that the fair value of Tridien exceeded its carrying value. For the reporting units that were tested qualitatively, the results of the qualitative analysis indicated that the fair value of those reporting units exceeded their carrying value.
Arnold
Arnold has experienced declines in revenue and operating income during the first nine months of 2016 as compared to the prior year. The results at Arnold may continue to be be lower than forecast and as a result, it may be necessary to perform interim Step 1 goodwill impairment testing at Arnold in the fourth quarter of 2016.
A summary of the net carrying value of goodwill at September 30, 2016 and December 31, 2015, is as follows (in thousands):

	Nine months ended September 30, 2016	Year ended December 31, 2015
Goodwill - gross carrying amount	485,054	390,655
Accumulated impairment losses	—	—
Goodwill - net carrying amount	$485,054	$390,655

The following is a reconciliation of the change in the carrying value of goodwill for the nine months ended September 30, 2016 by operating segment (in thousands):

	Corporate (1)	5.11	Ergobaby	Liberty	Manitoba Harvest	ACI	Arnold (2)	Clean Earth	Sterno	Total
Balance as of January 1, 2016	$8,649	$—	$41,664	$32,828	$52,673	$58,019	$51,767	$111,339	$33,716	$390,655
Acquisition of Northern International Inc.	—	—	—	—	—	—	—	—	5,980	5,980
Acquisition of Phoenix Soil (3)	—	—	—	—	—	—	—	3,212	—	3,212
Acquisition of EWS (3)	—	—	—	—	—	—	—	3,313	—	3,313
Acquisition of BabyTula (3)	—	—	13,193	—	—	—	—	—	—	13,193
Purchase adjustments - HOCI	—	—	—	—	(10,579)	—	—	—	—	(10,579)
Acquisition of 5.11 (3)	—	76,186	—	—	—	—	—	—	—	76,186
Foreign currency translation	—	—	—	—	3,094	—	—	—	—	3,094
Balance as of Sept. 30, 2016	$8,649	$76,186	$54,857	$32,828	$45,188	$58,019	$51,767	$117,864	$39,696	$485,054

(1)
Represents goodwill resulting from purchase accounting adjustments not "pushed down" to the ACI segment. This amount is allocated back to the respective segment for purposes of goodwill impairment testing.

(2)	Arnold Magnetics has three reporting units PMAG, FlexMag and Precision Thin Metals with goodwill balances of $40.4 million, $4.8 million and $6.5 million, respectively.

(3)	The goodwill related to the acquisitions of 5.11 Tactical, and the acquisitions of Phoenix Soil and EWS by Clean Earth and Baby Tula by Ergobaby is based on a preliminary purchase price allocation.

Long lived assets
Orbitbaby
During the second quarter of 2016, Ergobaby's board of directors approved a plan to dispose of the Orbitbaby product line. Ergobaby determined at the time the plan was approved that the carrying value of the long lived assets associated with the Orbitbaby product line was not recoverable, and therefore, Ergobaby recorded a loss on disposal of assets of $7.2 million related to the write off of the long-lived assets of Orbitbaby. The loss is comprised of the write-off of intangible assets of $5.5 million, property, plant and equipment of $0.4 million, other assets of $1.0 million, and $0.3 million in early lease termination costs. Ergobaby will continue to sell the remaining Orbitbaby inventory through the end of 2016.
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
Other intangible assets are comprised of the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015	Weighted Average Useful Lives
Customer relationships	$308,336	$212,454	13
Technology and patents	51,953	38,230	9
Trade names, subject to amortization	129,007	25,003	15
Licensing and non-compete agreements	8,645	6,024	5
Permits and airspace	110,624	98,673	13
Distributor relations and other	606	606	5
	609,171	380,990
Accumulated amortization:
Customer relationships	(76,803)	(62,679)
Technology and patents	(23,393)	(16,481)
Trade names, subject to amortization	(6,053)	(4,639)
Licensing and non-compete agreements	(6,637)	(5,913)
Permits and airspace	(19,651)	(12,313)
Distributor relations and other	(606)	(606)
Total accumulated amortization	(133,143)	(102,631)
Trade names, not subject to amortization	72,986	72,328
Total intangibles, net	$549,014	$350,687
Amortization expense related to intangible assets was $8.4 million and $24.0 million for the three and nine months ended September 30, 2016, and $7.3 million and $21.5 million for the three and nine months ended September 30, 2015, respectively. Estimated charges to amortization expense of intangible assets over the next five years, is as follows (in thousands):

July 1, 2016 through Dec. 31, 2016	$19,454
2017	43,542
2018	43,046
2019	42,162
2020	41,916
$190,120

Note I — Debt

2014 Credit Facility

The 2014 Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries. The Company amended the 2014 Credit Facility in June 2015, primarily to allow for intercompany loans to, and the acquisition of, Canadian-based companies on an unsecured basis, and to modify provisions that would allow for early termination of a "Leverage Increase Period," thereby providing additional flexibility as to the timing of subsequent acquisitions. On August 15, 2016, the Company amended the 2014 Credit Facility to, among other things, increase the aggregate amount of the 2014 Credit Facility by $400 million. On August 31, 2016, the Company entered into an Incremental Facility Amendment to the 2014 Credit Agreement (the "Incremental Facility Amendment"). The Incremental Facility Amendment provided for an increase to the 2014 Revolving Credit Facility of $150 million, and the 2016 Incremental Term Loan, in the amount of $250 million. As a result of the Incremental Facility Amendment, the 2014 Credit Facility currently provides for (i) a revolving credit facility of $550 million (as amended from time to time, the "2014 Revolving Credit Facility"), (ii) a $325 million term loan (the "2014 Term Loan Facility"), and (iii) a $250 million incremental term loan ""the "2016 Incremental Term Loan").

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

Term Loans

2014 Term Loan

The 2014 Term Loan Facility expires in June 2021 and requires quarterly payments that commenced September 30, 2014, with a final payment of all remaining principal and interest due on June 6, 2021. The 2014 Term Loan Facility was issued at an original issue discount of 99.5% of par value and bears interest at either the applicable LIBOR Rate plus 3.25% per annum, or Base Rate plus 2.25% per annum. The LIBOR Rate applicable to both base rate loans and LIBOR rate loans shall in no event be less than 1.00% at any time.

2016 Incremental Term Loan

The 2016 Incremental Term Loan was issued at an original issue discount of 99.25% of par value. The Company incurred $6.0 million in additional debt issuance costs related to the Incremental Credit Facility, which will be recognized as expense during the remaining term of the related 2014 Revolving Credit Facility, and 2014 Term Loan and 2016 Incremental Term Loan. The Incremental Facility Amendment did not change the due dates or applicable interest rates of the 2014 Credit Agreement. The quarterly payments for the term advances under the 2014 Credit Agreement increased to approximately $1.4 million per quarter. The Company used the proceeds from the Incremental Facility Amendment to fund the acquisition of 5.11 Tactical (refer to Note C - "Acquisitions").

The additional advances under the Incremental Credit Facility was a loan modification for accounting purposes. Consequently, the Company capitalized debt issuance costs of $6.0 million associated with fees charged by lenders of the Incremental Credit Facility. The capitalized debt issuance costs will be amortized over the remaining period of the 2014 Credit Facility.

Other

The 2014 Credit Facility provides for sub-facilities under the 2014 Revolving Credit Facility pursuant to which an aggregate amount of up to $100 million in letters of credit may be issued, as well as swing line loans of up to $25 million outstanding at one time. The issuance of such letters of credit and the making of any swing line loan reduces the amount available under the 2014 Revolving Credit Facility. The Company will pay (i) commitment fees on the unused portion of the 2014 Revolving Credit Facility ranging from 0.45% to 0.60% per annum based on its Consolidated Leverage Ratio, (ii) quarterly letter of credit fees, and (iii) administrative and agency fees.

Debt Issuance Costs

Deferred debt issuance costs represent the costs associated with the entering into the 2014 Credit Facility as well as the issuance costs associated with the August 2016 Incremental Facility Amendment and are amortized over the term of the related debt instrument. The Company's 2014 Credit Facility is comprised of the 2014 Revolving Credit Facility and the 2014 Term Loan Facility. Since the Company can borrow, repay and reborrow principal under the 2014 Revolving Credit Facility, the debt issuance costs associated with this facility have been classified as other non-current assets in the accompanying consolidated balance sheet. The debt issuance costs associated with the 2014 Term Loan are classified as a reduction of long-term debt in the accompanying consolidated balance sheet.

The following table summarizes debt issuance costs at September 30, 2016 and December 31, 2015, and the balance sheet classification in each of the periods presents (in thousands):

	September 30, 2016	December 31, 2015
Deferred debt issuance costs	$18,966	$12,973
Accumulated amortization	(5,312)	(3,508)
Deferred debt issuance costs, less accumulated amortization	$13,655	$9,466

Balance Sheet classification:
Other non-current assets	$5,187	$4,863
Long-term debt	8,468	4,603
	$13,655	$9,466
The following table provides the Company’s debt holdings at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Revolving Credit Facility	$167,000	$—
Term Loan	567,079	320,125
Original issue discount	(4,972)	(3,633)
Debt issuance costs - term loan	(8,468)	(4,603)
Total debt	$720,639	$311,889
Less: Current portion, term loan facilities	(5,685)	(3,250)
Long term debt	$714,954	$308,639
Net availability under the 2014 Revolving Credit Facility was approximately $377.9 million at September 30, 2016. Letters of credit outstanding at September 30, 2016 totaled approximately $5.1 million. At September 30, 2016, the Company was in compliance with all covenants as defined in the 2014 Credit Facility.

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

At September 30, 2016 and December 31, 2015, this Swap had a fair value loss of $18.7 million and $13.0 million, respectively, principally reflecting the present value of future payments and receipts under the agreement.
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
The following table reflects the classification of the Company's interest rate swaps on the consolidated balance sheets at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Other current liabilities	$4,546	$3,914
Other noncurrent liabilities	14,145	9,569
Total fair value	$18,691	$13,483

Note K — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements at September 30, 2016
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Equity method investment - FOX	$197,742	$197,742	$—	$—
Liabilities:
Put option of noncontrolling shareholder (1)	(50)	—	—	(50)
Put option of noncontrolling shareholders (2)	(50)	—	—	(50)
Contingent consideration - acquisitions (3)	(4,830)	—	—	(4,830)
Interest rate swap	(18,691)	—	(18,691)	—
Total recorded at fair value	$174,121	$197,742	$(18,691)	$(4,930)

(1)	Represents a put option issued to a noncontrolling shareholder in connection with the 5.11 Tactical acquisition.

(2)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition.

(3)	Represents potential earn-outs payable by Sterno Products for the acquisition of NII and Ergobaby in connection with their acquisition of Baby Tula.

	Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Equity method investment - FOX	$249,747	$249,747	$—	$—
Liabilities:
Put option of noncontrolling shareholders	(50)	—	—	(50)
Interest rate swaps	(13,483)	—	(13,483)	—
Total recorded at fair value	$236,214	$249,747	$(13,483)	$(50)

Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1, 2016 through September 30, 2016 are as follows (in thousands):

2016
Balance at January 1st	$(50)
Contingent consideration - acquisition	(1,500)
Balance at March 31st	$(1,550)
Balance at June 30th	$(1,550)
Contingent consideration acquisition	(3,780)
Put option - noncontrolling shareholder	(50)
Contingent consideration - payment	450
Balance at September 30th	$(4,930)
Valuation Techniques
Contingent Consideration:
Sterno Products entered into a contingent consideration arrangement associated with the purchase of NII in January 2016. The earnout provision provides for payments up to $1.8 million over a two year period subsequent to acquisition. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is the performance target defined and measured to determine the earnout payment due, if any, after each defined measurement period. The contingent consideration was valued at $1.5 million using probability weighted models. During the quarter ended September 30, 2016, Sterno paid $0.5 million of the contingent consideration and determined that the remaining fair value of the liability was appropriate.
In connection with the acquisition of Baby Tula in May 2016, Ergobaby entered into a contingent consideration arrangement with the sellers. The earnout provision provides for additional consideration of $8.2 million if the gross profit for Baby Tula for the 2017 fiscal year exceeds a specified level. No earnout amount will be paid if the specified gross profit level is not met. Ergobaby valued the contingent consideration at a fair value of $3.8 million using a a probability weighted option pricing model.
The Company has not changed its valuation techniques in measuring the fair value of any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

2014 Term Loan

At September 30, 2016, the carrying value of the principal under the Company’s outstanding Term Loans, including the current portion, was $567.1 million, which approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company's net leverage ratio. The estimated fair value of the outstanding 2014 Term Loan is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 in the fair value hierarchy.

Nonrecurring Fair Value Measurements

The following table provides the assets carried at fair value measured on a non-recurring basis as of September 30, 2016.

					Expense
	Fair Value Measurements at September 30, 2016				Three months ended	Nine months ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	September 30, 2016

Property, Plant and Equipment (1)	—	—	—	—	—	375
Tradename (1)	—	—	—	—	—	20
Technology (1)	—	—	—	—	—	3,460
Customer relationships (1)	—	—	—	—	—	2,007

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
Profit Allocation Interests
The Allocation Interests represent the original equity interest in the Company. The holders of the Allocation Interests ("Holders") are entitled to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The distributions of the profit allocation are paid upon the occurrence of the sale of a material amount of capital stock or assets of one of the Company’s businesses ("Sale Event") or, at the option of the Holders, at each five year anniversary date of the acquisition of one of the Company’s businesses ("Holding Event"). The Company records distributions of the profit allocation to the Holders upon occurrence of a Sale Event or Holding Event as distributions declared on Allocation Interests to stockholders’ equity when they are approved by the Company’s board of directors. The sale of FOX shares in March 2016 (refer to "Note F - Equity Method Investment") qualified as a Sale Event under the Company's LLC Agreement. As a result, in April 2016, in respect to the March Offering, the Company's board of directors approved and declared a profit allocation payment totaling $8.6 million that was paid to Holders during the second quarter of 2016. In November 2016, in respect to the August Offering and the sale of Tridien, both qualifying as Sale Events, the Company's board of directors approved and declared a profit allocation payment of $7.0 million which will be paid during the fourth quarter of 2016.
The Company's board of directors also declared and the Company paid an $8.2 million distribution in the third quarter of 2016 to the Allocation Member in connection with a Holding Event of our ownership of the Advanced Circuits subsidiary. The payment is in respect to Advanced Circuits' positive contribution-based profit in the five year holding period ending June 30, 2016.
Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.

Basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 attributable to Holdings is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Income (loss) from continuing operations attributable to Holdings	$47,862	$8,737	$50,198	$3,146
Less: Profit Allocation paid to Holdings	8,196	—	16,829	—
Less: Effect of contribution based profit - Holding Event	812	883	1,292	2,837
Income (loss) from continuing operation attributable to Trust shares	$38,854	$7,854	$32,077	$309

Income from discontinued operations attributable to Holdings	$1,843	$155,763	$2,723	$160,909
Less: Effect of contribution based profit	—	27	—	—
Income from discontinued operations attributable to Trust shares	$1,843	$155,736	$2,723	$160,909

Basic and diluted weighted average shares outstanding	54,300	54,300	54,300	54,300

Basic and fully diluted income (loss) per share attributable to Holdings
Continuing operations	$0.72	$0.14	$0.59	$0.01
Discontinued operations	0.03	2.87	0.05	2.96
	$0.75	$3.01	$0.64	$2.97

Distributions

•	On January 28, 2016, the Company paid a distribution of $0.36 per share to holders of record as of January 21, 2016. This distribution was declared on January 7, 2016.

•	On April 28, 2016, the Company paid a distribution of $0.36 per share to holders of record as of April 21, 2016. This distribution was declared on April 7, 2016.

•	On July 28, 2016, the Company paid a distribution of $0.36 per share to holders of record as of July 21, 2016. This distribution was declared on July 7, 2016.

•	On October 27, 2016, the Company paid a distribution of $0.36 per share to holders of record as of October 20, 2016. This distribution was declared on October 6, 2016.

Note M — Warranties
The Company’s Ergobaby and Liberty operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. A reconciliation of the change in the carrying value of the Company’s warranty liability for the nine months ended September 30, 2016 and the year ended December 31, 2015 is as follows (in thousands):

	Nine months ended September 30, 2016	Year ended December 31, 2015
Warranty liability:
Beginning balance	$1,258	$1,262
Accrual	267	344
Warranty payments	(170)	(348)
Ending balance	$1,355	$1,258

Note N — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority-owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of September 30, 2016 and December 31, 2015:

	% Ownership (1) September 30, 2016		% Ownership (1) December 31, 2015
	Primary	Fully Diluted	Primary	Fully Diluted
5.11 Tactical	97.5	97.5	N/a	N/a
Ergobaby	83.9	76.2	81.0	74.2
Liberty	88.6	84.7	96.2	84.6
Manitoba Harvest	76.6	66.7	76.6	65.6
ACI	69.4	69.3	69.4	69.3
Arnold Magnetics	96.7	84.7	96.7	87.3
Clean Earth	97.5	79.8	97.5	86.2
Sterno Products	100.0	89.7	100.0	89.7

(1)	The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	September 30, 2016	December 31, 2015
5.11 Tactical	5,640	—
Ergobaby	17,786	17,754
Liberty	2,498	2,934
Manitoba Harvest	13,677	14,071
ACI	(11,835)	4,295
Arnold Magnetics	2,173	2,113
Clean Earth	5,072	4,308
Sterno Products	1,116	644
Allocation Interests	100	100
	$36,227	$46,219

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
The computation of the annual estimated effective tax rate in each interim period requires certain estimates and significant judgment, including the projected operating income for the year, projections of the proportion of income earned and taxed in other jurisdictions, permanent and temporary differences and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, as additional information is obtained or as the tax environment changes. Certain foreign operations are subject to foreign income taxation under existing provisions of the laws of those jurisdictions. Pursuant to U.S. tax laws, earnings from those jurisdictions will be subject to the U.S. income tax rate when those earnings are repatriated. During the quarter ending September 30, 2016, management changed the previously asserted tax position that Arnold planned to permanently re-invest foreign earnings of controlled foreign corporations. The principal reason for changing our position is managements' plan to repatriate excess foreign cash at Arnold to pay down the inter-company debt with the Company. A deferred tax liability of $2.8 million related to Arnold's foreign subsidiaries was recorded as a result of the change in position pursuant to APB 23.
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the nine months ended September 30, 2016 and 2015 are as follows:

	Nine months ended September 30,
	2016	2015
United States Federal Statutory Rate	35.0%	35.0%
State income taxes (net of Federal benefits)	0.2	7.6
Foreign income taxes	1.4	(6.0)
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	6.3	41.7
Effect of (gain) loss on equity method investment (2)	(33.3)	(20.4)
Impact of subsidiary employee stock options	0.7	1.0
Domestic production activities deduction	(0.6)	(3.7)
Effect of undistributed foreign earnings	4.5	—
Non-recognition of NOL carryforwards at subsidiaries	—	(0.1)
Other	1.6	1.2
Effective income tax rate	15.8%	56.3%

(1)	The effective income tax rate for the nine months ended September 30, 2016 and 2015 includes a significant loss at the Company's parent, which is taxed as a partnership.

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
The unfunded liability of $4.6 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at September 30, 2016. Net periodic benefit cost consists of the following for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service cost	$111	$121	$325	$455
Interest cost	35	34	103	132
Expected return on plan assets	5	(282)	15	(416)
Effect of curtailment	—	37	—	(864)
Net periodic benefit cost	$151	$(90)	$443	$(693)

During the first half of 2016, Arnold recognized an increase in the unfunded pension liability primarily as a result of a decrease in the discount rate used to measure the pension benefit obligation. The discount rate decreased from 1.00% at December 31, 2015 to 0.15% at September 30, 2016, resulting in an increase to the pension benefit obligation at September 30, 2016.
During the three and nine months ended September 30, 2016, per the terms of the pension agreement, Arnold contributed $0.1 million and $0.3 million, respectively, to the plan. For the remainder of 2016, the expected contribution to the plan will be approximately $0.1 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at September 30, 2016 were considered Level 3.

Note Q - Commitments and Contingencies
In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that any unfavorable outcomes will have a material adverse effect on the Company's consolidated financial position or results of operations.
Note R - Subsequent Events

Allocation Interests - Profit Allocation Payment

The sale of FOX shares in the August Offering and the sale of Tridien in September 2016 qualified as Sale Events under the Company's LLC Agreement. During the fourth quarter, the Company's board of directors declared a distribution to the Allocation Member in connection with the FOX Sale Event. Under the terms of the LLC Agreement, the loss on the sale of Tridien is an offset against the gain on the sale of FOX shares. The result is a net distribution to the Allocation Member of $7.0 million. The profit allocation payment will be made during the quarter ended December 31, 2016.

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

Recent Events
Acquisition of 5.11 Tactical
On August 31, 2016, we closed on the acquisition of 5.11 Tactical, a designer and marketer of purpose-built tactical apparel and gear serving a wide range of global customers including law enforcement, military special operations and fire fighters, as well as outdoor enthusiasts. The purchase price for 5.11, net of transaction costs of $2.1 million, was $405.1 million We funded the acquisition through an Incremental Facility Amendment to the 2014 Credit Agreement. The Incremental Facility Amendment provided an increase to the 2014 Revolving Credit Facility of $150.0 million, and an advance under the 2016 Incremental Term Loan in the amount of $250.0 million.
Disposition of Tridien Medical
On September 21, 2016, a subsidiary of Hill-Rom Holdings, Inc. acquired our Tridien subsidiary, based on an enterprise value of $25 million. After the allocation of the sales price to non-controlling equity holders and the payment of transaction expenses, the Company received approximately $21 million in net proceeds at closing. We recognized a gain of $1.5 million on the sale of Tridien during the quarter ended September 30, 2016.
Partial Divestiture of FOX shares
On August 12, 2016, FOX, closed on a secondary public offering of 4,025,000 shares held by certain FOX shareholders, including the Company. The Company sold a total of 3,500,000 shares of FOX common stock in this offering , for total net proceeds of $63.0 million. Upon completion of the offering, our ownership of FOX decreased from approximately 33% to approximately 23%, which is our ownership level currently. This sale of the portion of our FOX shares in August 2016 qualified as a Sale Event under the Company's LLC Agreement. Our board of directors declared a distribution to the Holders of the Allocation Interests of $11.6 million in connection with the Sale Event of FOX in August 2016. The profit allocation payment will be made during the quarter ended December 31, 2016.
During the first quarter of 2016, FOX closed on a secondary public offering of 2,500,000 shares of FOX common shares held by the Company. Concurrently with the closing of the offering, FOX repurchased 500,000 shares of FOX common stock held by the Company. As a result of the sale of shares through the offering and the repurchase of shares by FOX, we sold a total of 3,000,000 shares of FOX common stock, with total net proceeds of approximately $47.7 million. Upon completion of the offering and repurchase of shares by FOX, our ownership interest in FOX was reduced from approximately 41% to 33%. This sale of the portion of our FOX shares in March 2016 qualified as a Sale Event under the Company's LLC Agreement. During the second quarter, our board of directors declared a distribution to the Holders of the Allocation Interests of $8.6 million in connection with the Sale Event of FOX. The profit allocation payment was made during the quarter ended June 30, 2016.
Acquisition of Baby Tula
On May 11, 2016, the Company's Erbobaby subsidiary, acquired all of the outstanding membership interests in New Baby Tula LLC ("Baby Tula"), a maker of premium baby carriers, toddler carriers, slings, blankets and wraps. The purchase price was $73.8 million, net of transaction costs, plus a potential earn-out of $8.2 million based on 2017 financial performance. Ergobaby paid $0.8 million in transaction costs in connection with the acquisition. Ergobaby funded the acquisition and payment of related transaction costs through the issuance of an additional $68.2 million in inter-company loans with the Company, and the issuance of $8.2 million in Ergobaby shares to the selling shareholders.
Acquisitions of EWS and Phoenix Soil
On June 1, 2016, the Company's Clean Earth subsidiary acquired certain of the assets and liabilities of EWS Alabama, Inc. ("EWS") . Clean Earth funded the acquisition and the related transaction costs through the issuance of additional inter-company debt with the Company. Based in Glencoe, Alabama, EWS provides a range of hazardous and non-hazardous waste management services from a fully permitted hazardous waste RCRA Part B facility.
On April 15, 2016, Clean Earth acquired certain assets and liabilities of Phoenix Soil, LLC ("Phoenix Soil") and WIC, LLC (together with Phoenix Soil, the "Sellers"). Clean Earth funded the acquisition and the related transaction costs through the issuance of additional inter-company debt with the Company. Phoenix Soil is based in Plainville, CT and provides environmental services for nonhazardous contaminated soil materials with a primary focus on soil. Phoenix Soil recently completed its transition to a new 58,000 square foot thermal desorption facility owned by WIC, LLC. The acquisition increased Clean Earth's soil treatment capabilities and expand its geographic footprint into New England.

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

Discontinued Operations
The results of operations for CamelBak and American Furniture for the three and nine months ended September 30, 2015 are presented as discontinued operations in our consolidated financial statements as a result of the sale of these operating segments in August and October 2015, respectively. The results of operations for Tridien for the three and nine months ended September 30, 2016 and 2015 are presented as discontinued operations in our consolidated financial statements as a result of the sale of Tridien in September 2016. See Note D - "Discontinued Operations", to our consolidated financial statements for further discussion of the operating results of our discontinued businesses.

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
Results of Operations
We were formed on November 18, 2005 and acquired our existing businesses (segments) at September 30, 2016 as follows:

May 16, 2006	March 31, 2010	September 16, 2010	March 5, 2012

Advanced Circuits	Liberty Safe	Ergobaby	Arnold Magnetics

August 26, 2014	October 10, 2014	July 10, 2015	August 31, 2016

Clean Earth	Sterno Products	Manitoba Harvest	5.11 Tactical

In the following results of operations, we provide (i) our actual consolidated results of operations for the three and nine months ended September 30, 2016 and 2015, which includes the historical results of operations of our businesses (operating segments) from the date of acquisition and (ii) comparative results of operations for each of our businesses on a stand-alone basis for the three and nine months ended September 30, 2016 and 2015.
Consolidated Results of Operations – Compass Diversified Holdings and Compass Group Diversified Holdings LLC

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
(in thousands)
Net sales	$252,285	$184,830	$659,748	$528,447
Cost of sales	169,870	120,260	436,544	355,489
Gross profit	82,415	64,570	223,204	172,958
Selling, general and administrative expense	53,648	36,310	140,702	98,385
Fees to manager	8,435	6,373	21,394	19,597
Amortization of intangibles	8,423	7,259	23,966	21,455
Loss on disposal of assets	551	—	7,214	—
Operating income	$11,358	$14,628	$29,928	$33,521

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Net sales
On a consolidated basis, net sales for the three months ended September 30, 2016 increased by approximately $67.5 million or 36.5% compared to the corresponding period in 2015.  Our acquisition of 5.11 Tactical on August 31, 2016 contributed $27.2 million to the increase in net sales. During the three months ended September 30, 2016 compared to 2015, we also saw notable sales increases at Ergobaby ($7.7 million, primarily due to the acquisition of Baby Tula in May 2016), Manitoba Harvest ($7.1 million, primarily due to the acquisition of HOCI in December 2015), Clean Earth ($7.4 million) and Sterno ($23.9 million, primarily due to the acquisition of NII in January 2016), offset by a decrease in sales at Arnold Magnetics ($5.7 million). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net sales by business segment.

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

Cost of sales
On a consolidated basis, cost of sales increased approximately $49.6 million during the three month period ended September 30, 2016, compared to the corresponding period in 2015. 5.11 Tactical accounted for $20.2 million of the increase in cost of sales during the three months ended September 30, 2016, Clean Earth accounted for $8.2 million of the increase, Manitoba Harvest accounted for $4.6 million of the increase, and Sterno's acquisition, NII, accounted for $16.9 million of the increase. These increases were offset by decreases in cost of sales at other operating segments, particularly Arnold ($4.1 million). Gross profit as a percentage of sales was approximately 32.7% in the three months ended September 30, 2016 compared to 34.9% in 2015. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of cost of sales by business segment.

Selling, general and administrative expense
On a consolidated basis, selling, general and administrative expense increased approximately $17.3 million during the three month period ended September 30, 2016, compared to the corresponding period in 2015. The increase in expenses in the 2016 quarter compared to 2015 is principally the result of the 5.11 Tactical acquisition in August 2016 ($8.7 million), and the effect of our add-on acquisitions during the quarter. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense were $2.7 million in the third quarter of 2016 and $2.1 million in the three months ended September 30, 2015.

Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended September 30, 2016, we incurred approximately $8.4 million in management fees as compared to $6.4 million in fees in the three months ended September 30, 2015. The increase in the management fees that occurred is a result of the increase in consolidated net assets resulting from the add-on acquisitions completed during the first half of 2016, and the acquisition of 5.11 Tactical in the third quarter of 2016.

Loss on disposal of assets

Ergobaby recorded a $0.6 million loss on disposal of assets during the third quarter of 2016 related to its decision to dispose of the Orbitbaby product line. Refer to the Ergobaby section for additional details regarding the loss on disposal.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Net sales
On a consolidated basis, net sales for the nine months ended September 30, 2016 increased by approximately $131.3 million or 24.8% compared to the corresponding period in 2015.  Our acquisition of 5.11 Tactical on August 31, 2016 contributed $27.2 million to the increase in net sales. During the nine months ended September 30, 2016 compared to 2015, we also saw notable sales increases at Ergobaby ($10.9 million, primarily due to the acquisition of Baby Tula), Manitoba Harvest ($12.2 million, primarily due to the acquisition of HOCI in December 2015), Clean Earth ($11.1 million, primarily due to the acquisitions of EWS and Phoenix Soil) and Sterno ($58.0 million, primarily due to the acquisition of NII in January 2016), offset by decreases in sales at Advanced Circuits ($1.8 million), and Arnold Magnetics ($10.3 million). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net sales by business segment.

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

Cost of sales
On a consolidated basis, cost of sales increased approximately $81.1 million during the nine month period ended September 30, 2016, compared to the corresponding period in 2015. The acquisition of 5.11 Tactical accounted for $20.2 million of the increase in cost of sales during the nine months ended September 30, 2016, Ergobaby contributed $6.8 million to the increase (primarily due to the Baby Tula acquisition), Manitoba Harvest contributed $8.8 million to the increase (primarily due to the acquisition of HOCI) and Sterno's acquisition, NII, accounted for $42.3 million of the increase. These increases were offset by decreases in cost of sales at other operating segments, particularly Arnold ($8.1 million). Gross profit as a percentage of sales was approximately 33.8% in the nine months ended September 30, 2016 compared to 32.7% in 2015. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of cost of sales by business segment.

Selling, general and administrative expense
On a consolidated basis, selling, general and administrative expense increased approximately $42.3 million during the nine month period ended September 30, 2016, compared to the corresponding period in 2015. The increase in expenses in 2016 compared to 2015 is principally the result of the 5.11 Tactical acquisition in August 2016 ($8.7 million), and Sterno Products' acquisition of NII in January 2016. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense increased from $7.5 million in the nine months ended September 30, 2015 to $8.6 million in the nine months ended September 30, 2016.

Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the nine months ended September 30, 2016, we incurred approximately $21.4 million in expense for these fees compared to $19.6 million for the corresponding period in

2015. The increase in the management fees that occurred is a result of the increase in consolidated net assets resulting from the add-on acquisitions completed during the first half of 2016, and the acquisition of 5.11 Tactical in the third quarter of 2016.

Loss on disposal of assets

Ergobaby recorded a $7.2 million loss on disposal of assets during the nine months ended September 30, 2016 related to its decision to dispose of the Orbitbaby product line. Refer to the Ergobaby section for additional details regarding the loss on disposal.

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

The following discussion reflects a comparison of the historical results of operations of each of our businesses for the three and nine month periods ending September 30, 2016 and September 30, 2015 on a stand-alone basis. For the 2015 acquisition of Manitoba Harvest, the following discussion reflects pro forma results of operations for the three and nine months ended September 30, 2015 as if we had acquired Manitoba Harvest on January 1, 2015. For the 5.11 Tactical acquisition, the following discussion reflects pro forma results of operations for the three and nine months ended September 30, 2016 and 2015 as if we had acquired 5.11 on January 1, 2015. Where appropriate, relevant pro forma adjustments are reflected as part of the historical operating results. We believe this is the most meaningful comparison of the operating results for each of our business segments. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.

Branded Products Businesses
5.11 Tactical
Overview
5.11 Tactical is a leading provider of purpose-built tactical apparel and gear crafted for law enforcement, firefighters, EMS, and military special operations as well as outdoor and adventure enthusiasts. 5.11 is a brand known for innovation and authenticity, and works directly with end users to create purpose-built apparel and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide.   Headquartered in Irvine, California, 5.11 operates sales offices and distribution centers globally, and 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and on 511tactical.com.
We made loans to and purchased a controlling interest in 5.11 Tactical for $407.1 million in August 2016, representing approximately 97.5% of the initial outstanding equity of 5.11 ABR Corp.
Results of Operations
The table below summarizes the income from operations data for 5.11 Tactical on a proforma basis for the three and nine months ended September 30, 2016 and 2015.

	Three months ended		Nine months ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(Pro forma)		(Pro forma)
Net sales	$74,655	$86,173	$212,667	$215,269
Cost of sales (1)	46,797	48,791	123,857	123,329
Gross profit	27,858	37,382	88,810	91,940
Selling, general and administrative expense (2)	25,954	25,023	78,998	71,864
Fees to manager (3)	250	250	750	750
Amortization of intangibles (4)	2,047	2,047	6,140	6,140
Income (loss) from operations	(393)	10,062	2,922	13,186

Pro forma results of operations of 5.11 Tactical for the three and nine months ended September 30, 2016 and 2015 include the following pro forma adjustments, applied to historical results as if we had acquired 5.11 on January 1, 2015:
(1) Pro forma cost of sales for the three and nine months ended September 30, 2016 prior to acquisition does not include $42.3 million of expense associated with the inventory fair value step-up recorded in 2016 as a result of the preliminary purchase price allocation for 5.11 Tactical. Subsequent to the acquisition, the step-up in inventory value will increase cost of goods sold over approximately nine months as the inventory is sold. $4.7 million was expensed in September 30, 2016 in the actual results of 5.11 subsequent to acquisition.
(2) Selling, general and administrative expenses were increased by approximately $0.7 and $2.0 million in the three and nine months ended September 30, 2016 and 2015, respectively, as a result of stock compensation expense related to stock options that will be granted to 5.11 employees as a result of the acquisition.
(3) Represents management fees that would have been payable to the Manager in each of the periods presented.
(4) Represents amortization of intangible assets in the three and nine month periods ended September 2016 and 2015, respectively, for amortization expense associated with the allocation of the fair value of intangible assets resulting from the preliminary purchase price allocation in connection with our acquisition.
Pro forma three months ended September 30, 2016 compared to the pro forma three months ended September 30, 2015

Net sales
Net sales for the three months ended September 30, 2016 were $74.7 million as compared to net sales of $86.2 million for the three months ended September 30, 2015, a decrease of $11.5 million, or 13.4%. This decrease is due primarily to a large direct-to-agency order of approximately $13.5 million that shipped in August 2015, which did not repeat during the three months ended September 30, 2016. Base revenues, which are considered all revenues outside of direct-to-agency business, decreased 4% over the comparable period. This decrease was primarily driven by timing differences of shipments between quarters. This decrease was partially offset by strength in retail and e-commerce revenues which grew 123% and 26%, respectively. Retail revenues grew due to four new store openings since September of 2015 (bringing the total store count to eight as of September 30, 2016).
Cost of sales
Cost of sales for the three months ended September 30, 2016 were $46.8 million as compared to $48.8 million for the comparable period in 2015, a decrease of $2.0 million. Gross profit as a percentage of sales was 37.3% in the three months ended September 30, 2016 as compared to 43.4% in the three months ended September 30, 2015. Cost of sales for the three months ended September 30, 2016 also includes $4.7 million in expense related to a $42.3 million inventory step-up resulting from the preliminary acquisition purchase price allocation. The total inventory step-up amount of $42.3 million will be expensed to cost of goods sold over the expected turns of 5.11's inventory. The remaining amount of the change in gross profit percentage (30 bps increase in gross profit as a percentage of sales) was due to slightly lower discounts and promotional activity as compared to the prior period and a larger proportion of revenues from the higher margin retail and e-commerce distribution channels as compared to the prior period.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2016 was $26.0 million, or 34.8% of net sales compared to $25.0 million, or 29.0% for the comparable period in 2015. This increase in selling, general and administrative expense was primarily due to increases in employee related costs and retail stores that were not open in the prior comparable period. Selling, general and administrative expenses were a larger percentage of net sales for the three months ended September 30, 2016 due to a lower revenue base as compared to the prior year period during which a large direct-to-agency order occurred in August 2015.
Income (loss) from operations
Loss from operations for the three months ended September 30, 2016 was $0.4 million, a decrease of $10.5 million when compared to income from operations of $10.1 million for the same period in 2015, based on the factors described above.

Pro forma nine months ended September 30, 2016 compared to pro forma nine months ended September 30, 2015

Net sales
Net sales for the nine months ended September 30, 2016 were $212.7 million, a decrease of $2.6 million, or 1.2%, compared to the same period in 2015. The decrease in net sales is due primarily to a large direct-to-agency order of approximately $13.5 million which shipped in August 2015, which did not repeat during the nine months ended September 30, 2016. Base revenues, which are considered all revenues outside of direct-to-agency business increased 5% over the comparable period. This increase was driven primarily by strength in retail and e-commerce revenues which grew 131% and 20%, respectively. Retail revenues grew due to five new store openings since January of 2015 (bringing the total store count to eight as of September 30, 2016), and a comparable store sales increase of 23%. In addition, sales increased 11% in the consumer wholesale channel due to strong sell-through in the outdoor and sporting goods accounts.

Cost of sales
Cost of sales for the nine months ended September 30, 2016 were $123.9 million compared to $123.3 million for the nine months ended September 30, 2015. Gross profit as a percentage of sales decreased from 42.7% in the nine months ended September 30, 2015 to 41.8% in the nine months ended September 30, 2016. Cost of sales for the nine months ended September 30, 2016 includes $4.7 million in expense related to a $42.3 million inventory step-up resulting from the acquisition purchase price allocation. The total inventory step-up amount of $42.3 million will be expensed to cost of goods sold over the expected turns of 5.11's inventory. The gross profit as a percentage of sales increased 120 bps after eliminating the effect of the inventory step up expense. This increase was due to lower discounts and promotional activity and a larger proportion of revenues from the higher margin retail and e-commerce distribution channels as compared to the prior year period. During the nine months ended September 30, 2015, the Company incurred unusually high levels of discounts and promotional activity caused by the West Coast Port slowdown. These discounts and promotional activity did not recur in the nine months ended September 30, 2016.

Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2016 increased to $79.0 million or 37.1% of net sales compared to $71.9 million or 33.4% of net sales in the same period in 2015. This increase in selling, general and administrative expenses was primarily attributable to increases in employee related costs including wage increases and slightly increased staffing levels. In addition, the increase is due to five new retail stores that were not open in the prior year comparable period. Selling, general and administrative expenses were a larger percentage of net sales for the nine months ended September 30, 2016 due to a lower revenue base as compared to the prior year period during which a large direct-to-agency order occurred in August 2015.

Income from operations
Income from operations for the nine months ended September 30, 2016 was $2.9 million, a decrease of $10.3 million when compared to the same period in 2015, based on the factors noted above.
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

On May 12, 2016, Ergobaby acquired membership interests of New Baby Tula LLC (“Baby Tula”) for approximately $73.8 million, excluding a potential earn-out payment. Baby Tula designs, markets and distributes baby carriers and accessories. The results of operations of Baby Tula are included from the date of acquisition through September 30, 2016.
Results of Operations
The table below summarizes the income from operations data for Ergobaby for the three and nine months ended September 30, 2016 and September 30, 2015.

	Three months ended		Nine months ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net sales	$29,664	$21,944	$75,048	$64,104
Cost of sales	13,818	7,866	29,169	22,369
Gross profit	15,846	14,078	45,879	41,735
Selling, general and administrative expense	9,947	7,602	27,489	22,686
Fees to manager	125	125	375	375
Amortization of intangibles	552	634	1,700	1,910
Loss on disposal of assets	551	—	7,214	—
Income from operations	$4,671	$5,717	$9,101	$16,764
Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Net sales
Net sales for the three months ended September 30, 2016 were $29.7 million, an increase of $7.7 million or 35.2% compared to the same period in 2015. Net sales from Baby Tula for the third quarter were $5.8 million. During the three months ended September 30, 2016, international sales were approximately $16.7 million, representing an increase of $3.9 million over the corresponding period in 2015. International sales from Baby Tula for the third quarter were $2.1 million. International sales of baby carriers and accessories, including Baby Tula, increased by approximately $4.4 million and international sales of infant travel systems decreased by approximately $0.5 million during the quarter ended September 30, 2016 as compared to the comparable quarter in 2015. Domestic sales were $12.9 million in the third quarter of 2016, reflecting an increase of $3.8 million compared to the corresponding period in 2015. The increase in domestic sales was due to a $4.9 million increase in sales of baby carrier and accessories and a $1.1 million decrease in domestic sales of infant travel systems and accessories. Baby Tula sales represent an increase of $3.6 million in domestic baby carrier and accessories sales. The decrease in infant travel systems and accessories sales was primarily attributable to lower demand of travel systems and the decision to exit the Orbit Baby brand. Baby carriers and accessories represented 94.7% of sales in the three months ended September 30, 2016 compared to 85.4% in the same period in 2015.

Cost of sales
Cost of sales was approximately $13.8 million for the three months ended September 30, 2016, as compared to $7.9 million for the three months ended September 30, 2015, an increase of $6.0 million. Cost of sales for Baby Tula were approximately $5.4 million, and includes $3.7 million in expense associated with the inventory step-up recorded in connection with the purchase price allocation for Baby Tula. The increase in cost of sales was primarily attributable to higher sales compared to the prior period. Gross profit as a percentage of sales was 53.4% for the quarter ended September 30, 2016 compared to 64.2% for the same period in 2015. Excluding the impact of the inventory step-up expense on cost of sales, gross profit as a percentage of sales was 65.9% for the three months ended September 30, 2016.

Selling, general and administrative expenses
Selling, general and administrative expense for the three months ended September 30, 2016 increased to approximately $9.9 million or 33.5% of net sales compared to $7.6 million or 34.6% of net sales for the same period of 2015. The $2.3 million increase in the three months ended September 30, 2016 compared to the same period in 2015 was primarily attributable to the increases in employee related costs due to increased staffing levels, increases in professional fees, and higher distribution and fulfillment and commissions due to the increase in domestic sales.

Loss on disposal of assets
Ergobaby recorded a $0.6 million loss on disposal of assets during the third quarter of 2016 related to its decision in the second quarter to dispose of the Orbitbaby product line. In October 2016, Ergobaby sold a majority of the Orbit Baby intellectual property and tooling assets. The proceeds of the sale will reduce the loss recorded on disposal of assets by approximately $1.0 million in the fourth quarter of 2016.

Income from operations
Income from operations for the three months ended September 30, 2016 decreased $1.0 million, to $4.7 million, compared to $5.7 million for the same period of 2015, primarily due to the loss on disposal of assets.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Net sales
Net sales for the nine months ended September 30, 2016 were $75.0 million, an increase of $10.9 million or 17.1% compared to the same period in 2015. Net sales for Baby Tula subsequent to acquisition were $10.6 million. During the nine months ended September 30, 2016, international sales were approximately $40.7 million, representing an increase of $4.6 million over the corresponding period in 2015. International sales of baby carriers and accessories increased by approximately $6.4 million and international sales of infant travel systems decreased by approximately $1.3 million during the nine months ended September 30, 2016 as compared to the comparable nine month period in 2015. Baby Tula international sales represent an increase of $3.5 million. During the nine months ended September 30, 2016, Ergobaby moved to a direct sales model from a distributor model in Canada and the United Kingdom, which negatively impacted the international sales comparison. Domestic sales were $34.4 million during the nine months ended September 30, 2016, reflecting an increase of $6.3 million compared to the corresponding period in 2015. Domestic sales of baby carriers and accessories increased $7.9 million and domestic sales of infant travel systems and accessories decreased $2.1 million during the nine months ended September 30, 2016 compared to the same period in 2015. Baby Tula domestic sales represent an increase of $7.0 million. The decrease in domestic infant travel systems and accessories was .primarily attributable to lower demand of travel systems and the decision to exit the Orbit Baby brand. Baby carriers and accessories represented 92.3% of sales in the nine months ended September 30, 2016 compared to 85.7% in the same period in 2015.

Cost of sales
Cost of sales was approximately $29.2 million for the nine months ended September 30, 2016, as compared to $22.4 million for the nine months ended September 30, 2015, an increase of $6.8 million. Cost of sales for Baby Tula were approximately $6.6 million, and includes $3.7 million in expense associated with the inventory step-up recorded in connection with the purchase price allocation for Baby Tula. The increase in cost of sales was primarily attributable to higher sales compared to the prior period. Gross profit as a percentage of sales was 61.1% for the nine months ended September 30, 2016 compared to 65.1% for the same period in 2015. Excluding the impact of the inventory step-up expense on cost of sales, gross profit as a percentage of sales was 66.1% for the nine months ended September 30, 2016

Selling, general and administrative expenses
Selling, general and administrative expense for the nine months ended September 30, 2016 increased to approximately $27.5 million or 36.6% of net sales compared to $22.7 million or 35.4% of net sales for the same period of 2015. The $4.8 million increase in the nine months ended September 30, 2016 compared to the same period in 2015 was primarily attributable to the acquisition costs and additional selling, general and administrative expenses related to Baby Tula, and to higher marketing spend, increases in employee related costs due to increased staffing levels, partially offset by decreased variable expenses, such as distribution and fulfillment and commissions, due to the decrease in domestic travel system sales.

Loss on disposal of assets
Ergobaby recorded a $7.2 million loss on disposal of assets during the nine months ended September 30, 2016 related to its decision to dispose of the Orbitbaby product line. The loss is comprised of the write-off of intangible assets of $5.5 million, property, plant and equipment of $0.4 million, and other assets of $1.0 million. Ergobaby recorded additional expense of $0.6 million in the third quarter of 2016, primarily related to the early termination of the Orbitbaby lease. In October 2016, Ergobaby sold a majority of the Orbit Baby intellectual property and tooling assets. The proceeds of the sale will reduce the loss recorded on disposal of assets by approximately $1.0 million in the fourth quarter of 2016.

Income from operations
Income from operations for the nine months ended September 30, 2016 decreased $7.7 million, to $9.1 million, compared to $16.8 million for the same period of 2015, primarily as a result of the loss on disposal of assets.
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

Results of Operations

The table below summarizes the income from operations data for Liberty Safe for the three and nine months ended September 30, 2016 and September 30, 2015.

	Three months ended		Nine months ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net sales	$23,810	$23,404	$74,713	$74,013
Cost of sales	17,680	16,207	53,197	54,462
Gross profit	6,130	7,197	21,516	19,551
Selling, general and administrative expense	3,332	3,263	10,483	9,955
Fees to manager	125	125	375	375
Amortization of intangibles	256	264	779	1,508
Income from operations	$2,417	$3,545	$9,879	$7,713

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Net sales
Net sales for the quarter ended September 30, 2016 increased approximately $0.4 million or 1.7%, to $23.8 million, compared to the corresponding quarter ended September 30, 2015. Non-Dealer sales were approximately $11.9 million in the three months ended September 30, 2016 compared to $12.5 million for the three months ended September 30, 2015, representing a decrease of $0.6 million or 5.0%. Dealer sales totaled approximately $11.9 million in the three months ended September 30, 2016 compared to $10.9 million in the same period in 2015, representing an increase of $1.0 million or 9.2%. The decrease in third quarter 2016 sales for the non-dealer channel is primarily attributable to a reduction in shipments to a couple of key customers. The increase in sales in the dealer channel can be attributed to strong overall consumer demand as well as growth in the handgun vault business.

Cost of sales
Cost of sales for the three months ended September 30, 2016 increased approximately $1.5 million when compared to the same period in 2015. Gross profit as a percentage of net sales totaled approximately 25.7% and 30.8% for the quarters ended September 30, 2016 and September 30, 2015, respectively. The decrease in gross profit as a percentage of sales during the three months ended September 30, 2016 compared to the same period in 2015 is primarily attributable to more promotional activity during third quarter of 2016 designed to drive additional sales, and a reduction of favorable overhead variances in 2016 as compared to 2015 due to more units produced in the third quarter of 2015 than in 2016. Liberty expects the favorable material pricing advantage related to steel to return to more normal levels beginning in the fourth quarter of 2016.

Selling, general and administrative expense
Selling, general and administrative expense was $3.3 million for both the three months ended September 30, 2016 and the three months ended September 30, 2015, representing 14.0% of net sales in 2016 and 13.9% of net sales for the same period of 2015.

Income from operations
Income from operations decreased $1.1 million during the three months ended September 30, 2016 to $2.4 million, principally as a result of the decrease in sales and gross profit, as described above.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Net sales
Net sales for the nine months ended September 30, 2016 increased approximately $0.7 million or 0.9%, to $74.7 million, compared to the corresponding nine months ended September 30, 2015. Non-Dealer sales were approximately $36.4 million in the nine months ended September 30, 2016 compared to $40.0 million for the nine months ended September 30, 2015, representing a decrease of $3.6 million or 9.1%. Dealer sales totaled approximately $38.3 million in the nine months ended September 30, 2016 compared to $34.0 million in the same period in 2015, representing an increase of $4.3 million or 12.7%. The increase in sales is attributable to strong overall market demand during the first and third quarters of 2016 and Liberty’s increased ability to meet that demand, particularly in the first quarter, and growth in the handgun vault business.

Cost of sales
Cost of sales for the nine months ended September 30, 2016 decreased approximately $1.3 million when compared to the same period in 2015. Gross profit as a percentage of net sales totaled approximately 28.8% and 26.4% for the nine months ended September 30, 2016 and September 30, 2015, respectively. The increase in gross profit as a percentage of sales during the nine months ended September 30, 2016 compared to the same period in 2015 is attributable to favorable cost variances as a result of improved manufacturing efficiencies due to greater volume output, and favorable material costs related to the cost of steel, which is Liberty's primary raw material. Liberty expects to see the favorable material pricing advantage related to steel returning to more normal levels beginning in the fourth quarter of 2016.

Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2016 increased to approximately $10.5 million or 14.0% of net sales compared to $10.0 million or 13.5% of net sales for the same period of 2015. The $0.5 million increase during the nine months ended September 30, 2016 is primarily attributable to increased spending on radio and other advertising media, higher sales commission expense, and additional expenses related to accelerated vesting of employee stock options and legal fees associated with the recapitalization of Liberty in March 2016.

Amortization of intangibles

Amortization expense in the first nine months of 2016 decreased $0.7 million because certain intangible assets that resulted from the purchase of Liberty in March 2010 are now fully amortized.

Income from operations
Income from operations increased $2.2 million during the nine months ended September 30, 2016 to $9.9 million, compared to $7.7 million during the same period in 2015, principally as a result of the increase in sales and gross profit, and decrease in amortization expense, as described above.

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

Results of Operations

The table below summarizes the income from operations data for Manitoba Harvest for the three and nine months ended September 30, 2016 and the pro forma income from operations for the three and nine months ended September 30, 2015. The results of operations for HOCI are included subsequent to acquisition and are not included in the proforma 2015 presentation.

	Three months ended		Nine months ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
		(Pro forma)		(Pro forma)
Net sales	$15,920	$9,341	$44,321	$32,069
Cost of sales (1)	8,988	4,414	24,442	15,645
Gross profit	6,932	4,927	19,879	16,424
Selling, general and administrative expense (2)	5,072	5,531	17,075	14,389
Fees to manager (3)	88	88	261	263
Amortization of intangibles (4)	1,218	889	3,408	2,771
Income (loss) from operations	$554	$(1,581)	$(865)	$(999)

Pro forma results of operations of Manitoba Harvest for the three and nine months ended September 30, 2015 include the following pro forma adjustments, applied to historical results as if we acquired Manitoba Harvest January 1, 2015:

(1) Cost of sales for the three and nine months ended September 30, 2015 does not include $3.1 million of expense associated with the inventory fair value step-up recorded in 2015 as a result of our purchase price allocation for Manitoba Harvest.

(2) Selling, general and administrative expenses were increased by approximately $0.3 million and $0.6 million in the three and nine months ended September 30, 2015 as a result of stock compensation expense related to stock options granted to Manitoba Harvest employees as of the date of acquisition.

(3) Represents management fees that would have been payable to the Manager in each of the periods presented.

(4) Represents an increase in amortization of intangible assets totaling approximately $1.1 million and $2.2 million in the three and nine months ended months ended September 30, 2015, respectively, for additional amortization expense associated with the step up in fair value of intangible assets resulting from the purchase price allocation in connection with our acquisition.

Three months ended September 30, 2016 compared to pro forma three months ended September 30, 2015

Net sales
Net sales for the three months ended September 30, 2016 were approximately $15.9 million as compared to $9.3 million for the three months ended September 30, 2015, an increase of $6.6 million, or 70.4%. Net sales of HOCI for the three months ended September 30, 2016 were $5.1 million. Manitoba Harvest on a stand alone basis had a increase in net sales of $1.5 million, due to higher demand in United States and international club sales from 2015 to 2016, and an increase in conventional hemp hearts demand partially offset by the lack of availability of organic based hemp hearts supply to meet demand levels.

Cost of sales
Cost of sales for the three months ended September 30, 2016 was approximately $9.0 million compared to approximately $4.4 million for the same period in 2015. Cost of sales for HOCI were $3.2 million. Gross profit as a percentage of sales was 43.5% in the quarter ended September 30, 2016 and 52.7% in the quarter ended September 30, 2015. The decrease in gross profit percentage is primarily as a result of the gross margins at HOCI, which are historically lower since HOCI is a wholesale provider of ingredients, as well as an increase in discounts and promotional expense at Manitoba Harvest in 2016, and additional expenses for slow moving inventory in 2016.

Selling, general and administrative expense
Selling, general and administrative expenses for the three months ended September 30, 2016 decreased to approximately $5.1 million or 31.9% of net sales compared to $5.5 million or 59.2% of net sales for the same period in 2015. The $0.5 million decrease in the three months ended September 30, 2016 compared to the same period in 2015 was primarily due to higher expenses incurred in 2015 related to the acquisition of Manitoba Harvest, partially offset by additional selling and administrative expenses attributable to HOCI ($0.6 million) in 2016.
Income (loss) from operations
Income from operations for the three months ended September 30, 2016 was approximately $0.6 million, an increase of $2.1 million when compared to the same period in 2015, based on the factors described above.

Nine months ended September 30, 2016 compared to pro forma nine months ended September 30, 2015

Net sales
Net sales for the nine months ended September 30, 2016 were approximately $44.3 million as compared to $32.1 million for the nine months ended September 30, 2015, an increase of $12.3 million, or 38.2%. Net sales of HOCI for the nine months ended September 30, 2016 were $15.1 million. Manitoba Harvest on a stand alone basis had a decrease in net sales of $2.9 million, or $1.1 million on a constant currency basis, primarily due to a shift in product sales mix, increases in sales discounts and promotion expenses, the lack of availability of organic hemp seed in 2016, and a decrease in private label sales for the first quarter of 2016 versus the comparable prior year period. In the first quarter of 2015, one of Manitoba Harvest's private label customers expanded distribution into additional stores, resulting in a higher level of private label sales versus the current period.

Cost of sales
Cost of sales for the nine months ended September 30, 2016 was approximately $24.4 million compared to approximately $15.6 million for the same period in 2015. Cost of sales for HOCI were $9.4 million. Gross profit as a percentage of sales was 44.9% in the nine months ended September 30, 2016 and 51.2% in the nine months ended September 30, 2015, a decrease of 630 basis points, primarily as a result of the gross margins at HOCI, which are historically lower since HOCI is a wholesale provider of ingredients. After removing the effect of HOCI from gross margins, Manitoba Harvest's gross margin decreased from 51.7% on a pro forma basis for the first nine months of 2015 to 50.7% for the first nine months of 2016, primarily as a result of the lack of availability of organic hemp seed, which has higher gross margins, and additional reserves recorded for slow moving inventory and discounts and promotions expense in the current year as compared to 2015.

Selling, general and administrative expense
Selling, general and administrative expenses for the nine months ended September 30, 2016 increased to approximately $17.1 million or 38.5% of net sales compared to $14.4 million or 44.9% of net sales for the same period in 2015. The $2.7 million increase in the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to additional selling and administrative expenses attributable to HOCI ($1.7 million), increases in employee related costs due to increased headcount, and higher expenses to support retail advertising, product demonstrations, marketing expenditures, as well as costs associated with the integration of HOCI post-acquisition.
Loss from operations
Loss from operations for the nine months ended September 30, 2016 was approximately $0.9 million, compared to loss from operations of $1.0 million in the same period in 2015, based on the factors described above.

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
Results of Operations
The table below summarizes the income from operations data for Advanced Circuits for the three and nine month periods ended September 30, 2016 and September 30, 2015.

	Three months ended		Nine months ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net sales	$21,679	$22,234	$64,945	$66,734
Cost of sales	12,066	12,228	36,024	36,609
Gross profit	9,613	10,006	28,921	30,125
Selling, general and administrative expense	3,417	3,335	10,370	10,207
Fees to manager	125	125	375	375
Amortization of intangibles	312	251	935	761
Income from operations	$5,759	$6,295	$17,241	$18,782

Three months ended September 30, 2016 compared to the three months ended September 30, 2015
Net sales
Net sales for the three months ended September 30, 2016 decreased approximately $0.6 million to $21.7 million as compared to the three months ended September 30, 2015. The decrease in net sales was due to decreased gross sales in Long-Lead Time PCBs of $1.0 million and a decrease in gross sales of Quick-Turn Small-Run and Quick-Turn Production PCBs of $0.1 million, offset by increases of $0.3 million in gross sales from Assembly and $0.2 million in Subcontract gross sales. Sales from Quick-Turn Small-Run and Quick-Turn Production PCBs represented approximately 54.0% of gross sales in the third quarter of 2016 as compared to approximately 53.1% of gross sales in the third quarter of 2015.

Cost of sales
Cost of sales for the three months ended September 30, 2016 decreased approximately $0.2 million as compared to the three months ended September 30, 2015. Gross profit as a percentage of sales decreased 70 basis points during the three months ended September 30, 2016 compared to the prior period (44.3% at September 30, 2016 compared to 45.0% at September 30, 2015) primarily as a result of sales mix.
Selling, general and administrative expense
Selling, general and administrative expenses were approximately $3.4 million in the three months ended September 30, 2016 and $3.3 million in the three months ended September 30, 2015. Selling, general and administrative expenses represented 15.8% of net sales for the three months ended September 30, 2016 compared to 15.0% of net sales in the prior year period.

Income from operations
Income from operations for the three months ended September 30, 2016 was approximately $5.8 million compared to $6.3 million in the same period in 2015, a decrease of approximately $0.5 million, principally as a result of the factors described above.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015
Net sales
Net sales for the nine months ended September 30, 2016 decreased approximately $1.8 million to $64.9 million as compared to the nine months ended September 30, 2015. During the nine months ended September 30, 2016, gross sales in Long-Lead Time PCBs decreased by $3.5 million and gross sales in Quick-Turn Small-Run and Quick-Turn Production PCBs decreased by $0.6 million, offset by increases of $2.0 million in gross sales from Assembly and $0.4 million from Subcontract. Sales from Quick-Turn Small-Run and Quick-Turn Production PCBs represented approximately 53.6% of gross sales in the first nine months of 2016 compared to 53.1% during the same period of 2015.

Cost of sales
Cost of sales for the nine months ended September 30, 2016 decreased approximately $0.6 million compared to the nine months ended September 30, 2015. Gross profit as a percentage of sales decreased 60 basis points during the nine months ended September 30, 2016 compared to the same period in 2015 (44.5% at September 30, 2016 compared to 45.1% at September 30, 2015) primarily as a result of sales mix.

Selling, general and administrative expense
Selling, general and administrative expenses were approximately $10.4 million in the nine months ended September 30, 2016 as compared to $10.2 million in the nine months ended September 30, 2015. Selling, general and administrative expenses represented 16.0% of net sales for the nine months ended September 30, 2016 compared to 15.3% of net sales in the prior year period.

Income from operations
Income from operations for the nine months ended September 30, 2016 was approximately $17.2 million compared to $18.8 million in the same period in 2015, a decrease of approximately $1.54 million, principally as a result of the factors described above.

Arnold Magnetics
Overview
Founded in 1895 and headquartered in Rochester, New York, Arnold Magnetics is a manufacturer of engineered, application specific, permanent magnets. Arnold products are critical components in general industrial assemblies, reprographic systems, aerospace and defense, advertising and promotional, consumer and appliance, energy, automotive and medical technology. Arnold is the largest U.S. manufacturer of engineered magnets as well as only one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. Arnold operates a 70,000 sq. ft. manufacturing assembly and distribution facility in Rochester, New York with nine additional facilities worldwide, including sites in the United Kingdom, Switzerland and China. Arnold serves customers via three primary product sectors:

•
Permanent Magnet and Assemblies and Reprographics (PMAG) (historically approximately 70% of net sales) - High performance magnets for precision motor/generator sensors as well as beam focusing and reprographics applications;

•	Flexmag (historically approximately 20% of net sales) - Flexible bonded magnetic materials for advertising, consumer and industrial applications; and

•	Precision Thin Metals (PTM) (historically approximately 10% of net sales) - Ultra thin metal foil products utilizing magnetic and non- magnetic alloys.
On March 5, 2012, we made loans to and purchased a controlling interest in Arnold for approximately $128.8 million, representing 96.6% of the equity in Arnold Magnetics.
Results of Operations
The table below summarizes the income from operations data for Arnold Magnetics for the three and nine month periods ended September 30, 2016 and September 30, 2015.

	Three months ended		Nine months ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net sales	$26,912	$32,590	$82,791	$93,138
Cost of sales	20,520	24,648	63,829	71,944
Gross profit	6,392	7,942	18,962	21,194
Selling, general and administrative expense	4,535	3,878	12,117	11,645
Fees to manager	125	125	375	375
Amortization of intangibles	881	881	2,642	2,642
Income from operations	$851	$3,058	$3,828	$6,532

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Net sales
Net sales for the three months ended September 30, 2016 were approximately $26.9 million, a decrease of $5.7 million compared to the same period in 2015. The decrease in net sales is primarily result of decreases in all product sectors. The decrease in the PMAG ($4.8 million) product sector is primarily due to a non-recurring sale in September 2015 and lower customer demand. Decreases in the Flexmag ($0.7 million) and PTM ($0.2 million) product sectors are primarily due to lower customer demand.

International sales were $12.2 million during the three months ended September 30, 2016 and $10.8 million in the three months ended September 30, 2015.

Cost of sales
Cost of sales for the three months ended September 30, 2016 were approximately $20.5 million compared to approximately $24.6 million in the same period of 2015. Gross profit as a percentage of sales decreased from 24.4% for the quarter ended September 30, 2015 to 23.8% in the quarter ended September 30, 2016 principally due to currency movement.

Selling, general and administrative expense
Selling, general and administrative expense in the three month period ended September 30, 2016 was $4.5 million as compared to approximately $3.9 million for the three months ended September 30, 2015. The increase in expense is predominantly the result of severance pay in connection with changes in executive management.

Income from operations
Income from operations for the three months ended September 30, 2016 was approximately $0.9 million, a decrease of $2.2 million when compared to the same period in 2015, principally as a result of the factors previously mentioned.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015
Net sales
Net sales for the nine months ended September 30, 2016 were approximately $82.8 million, a decrease of $10.3 million compared to the same period in 2015. The decrease in net sales is a result of decreases in the PMAG ($7.4 million), Precision Thin Metals ($1.8 million) and Flexmag ($1.1 million) product sectors. PMAG sales represented 72% of net sales for the nine months ended September 30, 2016, compared to 71% for the nine months ended September 30, 2015. The decrease in PMAG sales is mainly attributable to weakness in the oil and gas sector and lower sales of reprographic products. The decrease in Precision Thin Metals and Flexmag sales during the nine months ended September 30, 2016 compared to the same period in 2015 is largely due to decreased customer demand.

International sales were $33.7 million during the nine months ended September 30, 2016 compared to $33.8 million during the same period in 2015, a decrease of $0.2 million or 0.5%. The decrease in international sales is due to a decrease in sales in the PMAG sector as a result of weaker economic conditions in Europe, primarily in the oil and gas sector.

Cost of sales
Cost of sales for the nine months ended September 30, 2016 were approximately $63.8 million compared to approximately $71.9 million in the same period of 2015. Gross profit as a percentage of sales remained stable, increasing slightly from 22.8% for the nine months ended September 30, 2015 to 22.9% in the nine months ended September 30, 2016.

Selling, general and administrative expense
Selling, general and administrative expense in the six month period ended September 30, 2016 was $12.1 million as compared to approximately $11.6 million for the nine months ended September 30, 2015. The increase in expense is primarily attributable to severance related to changes within management.

Income from operations
Income from operations for the nine months ended September 30, 2016 was approximately $3.8 million, a decrease of $2.7 million when compared to the same period in the prior year, principally as a result of the factors previously discussed above.

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
Results of Operations
The table below summarizes the income from operations data for Clean Earth for the three and nine month periods ended September 30, 2016 and September 30, 2015.

	Three months ended		Nine months ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Service revenues	$51,515	$44,092	$134,035	$122,923
Cost of services	36,863	28,671	95,967	88,430
Gross profit	14,652	15,421	38,068	34,493
Selling, general and administrative expense	7,352	7,457	22,263	19,905
Fees to manager	125	125	375	375
Amortization of intangibles	3,582	2,946	9,570	9,280
Income from operations	$3,593	$4,893	$5,860	$4,933

Three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Service revenues
Service revenues for the three months ended September 30, 2016 were approximately $51.5 million, an increase of $7.4 million or 16.8% compared to the same period in 2015. The increase in service revenues is due to an increase in contaminated soil and hazardous waste revenues as a result of new acquisitions and an increase in dredge volume due to an increase in bidding activity.

For the three months ended September 30, 2016, contaminated soil revenue increased 4% as compared to the same period last year principally attributable to project timing as well as from a recent acquisition. Hazardous waste revenues increased 49% principally as a result of increased drum and aerosol can volume as well as volume from a recent acquisition. Revenue from dredged material increased for the three months ended September 30, 2016 as compared to the same period in 2015 due to project timing. Contaminated soils represented approximately 55% of net sales for the three months ended September 30, 2016 compared to 62% for the three months ended September 30, 2015.

Cost of services
Cost of services for the three months ended September 30, 2016 were approximately $36.9 million compared to approximately $28.7 million in the same period of 2015. Gross profit as a percentage of sales decreased from 35.0% for the three month period ended September 30, 2015 to 28.4% for the same period ended September 30, 2016. The increase in gross margin during the three months ended September 30, 2016 was primarily due to higher back-end costs at some of our soil facilities.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2016 decreased to approximately $7.4 million or 14.3% of service revenues, as compared to $7.5 million or 16.9% of service revenues for the same period in 2015.

Income from operations
Income from operations for the three months ended September 30, 2016 was approximately $3.6 million as compared to income from operations of $4.9 million for the three months ended September 30, 2015, a decrease of $1.3 million, primarily as a result of those factors described above.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Service revenues
Service revenues for the nine months ended September 30, 2016 were approximately $134.0 million, an increase of $11.1 million or 9.0% compared to the same period in 2015. The increase in service revenues is principally due to two acquisitions in 2016 and transportation revenue on projects where Clean Earth schedules the transportation. Transportation revenue has very low margins and is generally a pass-through to the customer.

For the nine months ended September 30, 2016, contaminated soil revenue increased 3% as compared to the same period last year principally attributable to increased commercial development activity in the Northeast. Hazardous waste revenues increased 22% principally as a result of increased drum and aerosol can volume as well as revenue from a recent acquisition. Revenue from dredged material increased 8% for the nine months ended September 30, 2016 as compared to the same period in 2015 due to the project timing. Contaminated soils represented approximately 58% of net sales for the nine months ended September 30, 2016 compared to 61% for the nine months ended September 30, 2015.

Cost of services
Cost of services for the nine months ended September 30, 2016 were approximately $96.0 million compared to approximately $88.4 million in the same period of 2015. Gross profit as a percentage of sales increased from 28.1% for the nine month period ended September 30, 2015 to 28.4% for the same period ended September 30, 2016. The increase in gross margin during the nine months ended September 30, 2016 was primarily due to increased pricing across hazardous waste volumes.

Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2016 increased to approximately $22.3 million or 16.6% of service revenues, as compared to $19.9 million or 16.2% of service revenues for the same period in 2015. The $2.4 million increase in selling, general and administrative expenses in the three months ended September 30, 2016 compared to 2015 is primarily attributable to the reclassification of certain labor costs from cost of services to selling, general and administrative expenses, as well as a slight increase in labor costs and increased expenses associated with new acquisitions.

Amortization expense
Amortization expense for the nine months ended September 30, 2016 was $9.6 million, an increase of $0.3 million compared to the nine months ended September 30, 2015.

Income from operations
Income from operations for the nine months ended September 30, 2016 was approximately $5.9 million, an increase of $0.9 million as compared to the nine months ended September 30, 2015, primarily as a result of those factors described above.

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
Results of Operations
The table below summarizes the income from operations data for Sterno Products for the three and nine months ended September 30, 2016 and September 30, 2015. The results of NII have been included from the date of acquisition through the end of the reporting period.

	Three months ended		Nine months ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net sales	$55,582	$31,710	$156,692	$98,680
Cost of sales	39,744	23,390	113,724	74,424
Gross Profit	15,838	8,320	42,968	24,256
Selling, general and administrative expenses	8,556	3,985	23,568	11,776
Management fees	125	125	375	375
Amortization of intangibles	1,621	1,503	4,930	3,819
Income from operations	$5,536	$2,707	$14,095	$8,286

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Net sales
Net sales for the three months ended September 30, 2016 were approximately $55.6 million, an increase of $23.9 million or 75.3% compared to the same period in 2015. The increase in net sales is a result of the acquisition of NII in January 2016 ($23.5 million in net sales), and the timing of stocking programs of key Sterno customers.

Cost of sales
Cost of sales for the three months ended September 30, 2016 were approximately $39.7 million compared to approximately $23.4 million in the same period of 2015. Cost of sales for NII were approximately $16.9 million. Gross profit as a percentage of sales increased from 26.2% for the three months ended September 30, 2015 to 28.5% for the same period ended September 30, 2016. The increase in gross margin during the three months ended September 30, 2016 primarily reflects a favorable margin mix with the acquisition of NII, manufacturing efficiencies resulting from investment in automation and favorable trends in global commodity prices.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2016 and 2015 was approximately $8.6 million and $4.0 million, respectively. Selling, general and administrative expense represented 15.4% of net sales for the three months ended September 30, 2016 as compared to 12.6% of net sales for the same period in 2015. The increase in selling, general and administrative expenses during the third quarter of 2016 reflects the acquisition of NII, which has historically had a higher selling, general and administrative expense as a percentage of revenue, as well as an increase in staffing to strengthen sales and marketing and increased professional service costs associated with the acquisition of NII.

Income from operations
Income from operations for the three months ended September 30, 2016 was approximately $5.5 million, an increase of $2.8 million when compared to the same period in 2015, as a result of those factors described above.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Net sales
Net sales for the nine months ended September 30, 2016 were approximately $156.7 million, an increase of $58.0 million or 58.8% compared to the same period in 2015. The increase in net sales is a result of the acquisition of NII in January 2016 ($57.8 million in net sales), offset by the timing of stocking programs of key Sterno customers.
Cost of sales
Cost of sales for the nine months ended September 30, 2016 were approximately $113.7 million compared to approximately $74.4 million in the same period of 2015. Cost of sales for NII were approximately $42.3 million, and includes $1.2 million in expense associated with the inventory step-up recorded in connection with the preliminary purchase price allocation for NII. Gross profit as a percentage of sales increased from 24.6% for the nine months ended September 30, 2015 to 27.4% for the same period ended September 30, 2016. The increase in gross margin during the nine months ended September 30, 2016 primarily reflects a favorable margin mix with the acquisition of NII, manufacturing efficiencies resulting from investment in automation and favorable trends in global commodity prices.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2016 and 2015 was approximately $23.6 million and $11.8 million, respectively. Selling, general and administrative expense represented 15.0% of net sales for the nine months ended September 30, 2016 as compared to 11.9% of net sales for the same period in 2015. The increase in selling, general and administrative expenses during the nine months ended September 30, 2016 reflects the acquisition of NII, which has historically had a higher selling, general and administrative expense as a percentage of revenue, as well as an increase in staffing to strengthen sales and marketing and increased professional service costs associated with the acquisition of NII.
Income from operations
Income from operations for the nine months ended September 30, 2016 was approximately $14.1 million, an increase of $5.8 million when compared to the same period in 2015, as a result of those factors described above.

Liquidity and Capital Resources

Liquidity

At September 30, 2016, we had approximately $26.4 million of cash and cash equivalents on hand. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.

The change in cash and cash equivalents is as follows:

	Nine months ended
(in thousands)	September 30, 2016	September 30, 2015
Cash provided by operations	$60,594	$46,471
Cash (used in) provided by investing activities	(417,284)	246,594
Cash provided by (used in) financing activities	300,407	(225,450)
Effect of exchange rates on cash and cash equivalents	(3,197)	(2,593)
(Decrease) increase in cash and cash equivalents	$(59,480)	$65,022

Operating Activities:

For the nine months ended September 30, 2016, cash flows provided by operating activities totaled approximately $60.6 million, which represents a $14.1 million increase compared to cash provided by operations of $46.5 million during the nine month period ended September 30, 2015 (from both continuing and discontinued operations). This increase is principally the result of changes in cash used for working capital in the nine months ended September 30, 2016 as compared to the same period in 2015, primarily as a result of the higher net income from continuing operations in 2016 compared to 2015, and the effect of the cash flows from add-on acquisitions.

Investing Activities:

Cash flows used in investing activities for the nine months ended September 30, 2016 totaled approximately $417.3 million, compared to $246.6 million provided by investing activities in the same period of 2015. Capital expenditures in the nine months ended September 30, 2016 increased approximately $4.2 million. The increase in capital expenditures is attributable to our acquisition of 5.11 Tactical in August 2016, and additional investment in manufacturing lines at Sterno, Advanced Circuits and Liberty during the first nine months of 2016 compared to the prior year. We expect capital expenditures for the full year of 2016 to be approximately $18 million to $20 million. The 2016 investing activities reflect the acquisition of NII by Sterno in January 2016 ($35.6 million), EWS and Phoenix Soil by Clean Earth ($33.1 million), Baby Tula by Ergobaby ($65.0 million) and the Company's acquisition of 5.11 Tactical ($395.4 million), offset by the proceeds from the partial divestiture of FOX shares ($110.7 million) and the sale of Tridien ($12.3 million). The Company also settled the escrow related to our sale of Camelbak during the third quarter of 2016, resulting in a payment of $1.3 million.

Financing Activities:

Cash flows provided by financing activities totaled approximately $300.4 million during the nine months ended September 30, 2016 compared to cash flows used in financing activities of $225.5 million during the nine months ended September 30, 2015. Highlights of financing activities include:

•	The acquisition of 5.11 Tactical in August 2016, and the related increase in borrowings under our 2014 Credit Facility;

•	The payments of our shareholder distributions of $58.6 million in the nine months ended September 30, 2016 and 2015;

•	Distributions of $23.6 million paid during 2016 to noncontrolling shareholders as a result of the Liberty and ACI recapitalizations;

•
Net borrowings during the nine months ended September 30, 2016 under our 2014 Credit Facility totaled $412.1 million, including borrowings under our 2016 Incremental Term Loan, which was used to fund the acquisitions of 5.11 Tactical during the third quarter, EWS and Baby Tula during the second quarter, and the repurchase of Ergobaby common stock from noncontrolling shareholders during the third quarter.

•	Distributions of $16.8 million to the Holders of the allocation interest related to a Sale Event (March Offering of FOX) and a Holding Event (ACI).

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

As of June 30, 2016, Manitoba Harvest was in default of certain financial covenants under the inter-company loan agreement with the Company. The Company waived the default by amending its inter-company loan agreement with Manitoba Harvest. The amendment includes certain provisions that provide relief of Manitoba Harvest’s financial covenants through June 30, 2017.

As of September 30, 2016, we had the following outstanding loans due from each of our businesses:

(in thousands)
5.11 Tactical	$178,059
Ergobaby	$88,224
Liberty	$53,075
Manitoba Harvest	$46,911
Advanced Circuits	$108,552
Arnold Magnetics	$68,115
Clean Earth	$173,645
Sterno Products	$91,416

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

FOX Equity Investment
In March 2016, we sold 2,500,000 of our FOX shares through a secondary offering . Concurrently with the offering, FOX purchased 500,000 of their shares directly from us, resulting in the sale of a total of 3,000,000 shares of FOX common stock (the "March Offering"). Total net proceeds from the March Offering was approximately $47.7 million. Upon completion of the March Offering and purchase of shares by FOX, our ownership interest in FOX was reduced from approximately 41% to 33%. In August 2016, FOX closed on another secondary offering (the "August Offering") through which we sold 3,050,000 shares of FOX common stock for net proceeds of approximately $63.0 million. The proceeds from the August Offering were used to pay down a portion of the outstanding amount of our 2014 Revolving Credit Facility. Upon completion of the August Offering, our ownership of FOX decreased from 33% to approximately 23%. We currently own approximately 8.6 million shares of FOX common stock.
The sale of FOX shares in the March Offering and August Offering qualified as Sale Events under our LLC Agreement. Our Board of Directors declared a distribution of $8.6 million and $11.6 million, respectively, in connection with the March Offering and August Offering. The profit allocation related to the March Offering was made in the quarter ended June 30, 2016, and the profit allocation payment related to the August Offering will be made during the fourth quarter of 2016.

We believe that we currently have sufficient liquidity and capital resources to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our Board of Directors, over the next twelve months. The quarterly distribution for the three months ended September 30, 2016 was paid on October 27, 2016 and totaled $19.5 million.

2014 Credit Facility

On June 6, 2014 we entered in a new credit facility, the 2014 Credit Facility, which replaced our then existing 2011 Credit Facility entered into in October 2011. On August 31, 2016, we entered into an Incremental Facility Amendment to the 2014 Credit Agreement. The Incremental Facility Amendment provided an increase to the 2014 Revolving Credit Facility of $150.0 million, and the 2016 Incremental Term Loan in the amount of $250.0 million. The 2014 Credit Facility now provides for (i) revolving loans, swing line loans and letters of credit up to an maximum aggregate amount of $550 million and matures in June 2019, (ii) a $325 million term loan, and (iii) a $250 million incremental term loan. Our 2014 Term Loan requires quarterly payments with a final payment of the outstanding principal balance due in June 2021. (Refer to Note I to the Condensed Consolidated Financial Statements for a complete description of our 2014 Credit Facility.)

In connection with the 2016 Incremental Facility Amendment, we incurred $6.0 million in additional debt issuance costs which will be recognized as expense during the remaining term of the related 2014 Revolving Credit Facility and 2014 Term Loan and the 2016 Incremental Term Loan. The Incremental Facility Amendment did not change the due dates or applicable interest rates of the 2014 Credit Agreement. The quarterly payments for the term loan advances under the 2014 Credit Facility increased to approximately $1.4 million per quarter. We used the proceeds from the Incremental Facility Amendment to fund the acquisition of 5.11 Tactical.

We had $377.9 million in net availability under the 2014 Revolving Credit Facility at September 30, 2016. The outstanding borrowings under the 2014 Revolving Credit Facility includes $5.1 million at September 30, 2016 of outstanding letters of credit.

The following table reflects required and actual financial ratios as of September 30, 2016 included as part of the affirmative covenants in our 2014 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.50:1.0	4.76:1.0
Total Debt to EBITDA Ratio	less than or equal to 4.25:1.0	3.70:1.0

We intend to use the availability under our 2014 Credit Facility and cash on hand to pursue acquisitions of additional businesses to the extent permitted under our 2014 Credit Facility, to fund distributions and to provide for other working capital needs.

Subsequent Events

Profit Allocation Payment - Sale Event
The sale of FOX shares in August 2016 and the sale of Tridien in September 2016 qualified as Sale Events under our LLC Agreement. In November 2016 as a result of the FOX shares in August 2016 and the sale of Tridien, both qualifying as Sale Events, the Company's board of directors approved and declared a profit allocation payment of $7.0 million which will be paid during the fourth quarter of 2016.

Interest Expense
We recorded interest expense totaling $23.2 million for the nine months ended September 30, 2016 compared to $24.0 million for the comparable period in 2015. The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Nine months ended September 30,
	2016	2015
Interest on credit facilities	$12,612	$14,137
Unused fee on Revolving Credit Facility	1,356	1,062
Amortization of original issue discount	536	503
Unrealized losses on interest rate derivatives (1)	8,322	8,044
Letter of credit fees	79	94
Other	320	207
Interest expense	$23,225	$24,047
Average daily balance of debt outstanding	$403,988	$484,603
Effective interest rate (1)	7.7%	6.6%

(1) On September 16, 2014, we purchased an interest rate swap (the "New Swap") with a notional amount of $220 million effective April 1, 2016 through June 6, 2021. The agreement requires us to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At September 30, 2016, the New Swap had a fair value loss of $18.7 million, reflecting the present value of future payments and receipts under the agreement and is reflected as a component of interest expense and other non-current liabilities. Removing the effect of the unrealized loss on the interest rate swap results in an effective interest rate of 4.1% for the first nine months of 2016 and 4.4% for the first nine months of 2015. Refer to Note J - Derivatives and Hedging Activities of the condensed consolidated financial statements.

Income Taxes
We incurred income tax expense of $9.8 million with an effective tax rate of 15.8% during the nine months ended September 30, 2016 compared to $9.2 million with an effective income tax rate of 56.3% during the same period in 2015. Non-deductible costs at the corporate level, including the gain on our equity method investment in FOX in the nine months ended September 30, 2016, account for the majority of the remaining difference in our effective income tax rates in both periods. Certain foreign operations are subject to foreign income taxation under existing provisions of the laws of those jurisdictions. Pursuant to U.S. tax laws, earnings from those jurisdictions will be subject to the U.S. income tax rate when those earnings are repatriated. During the quarter ending September 30, 2016, management changed our previously asserted tax position that we planned to permanently re-invest foreign earnings of controlled foreign corporations at our Arnold subsidiary. The principal reason for changing our position is Arnold's planned repatriation of excess foreign cash to pay down the inter-company debt with the Company. We have recorded a deferred tax liability of $2.8 million related to the Arnold's foreign subsidiaries as a result of the change in position pursuant to APB 23.
The components of income tax expense as a percentage of income from continuing operations before income taxes for the nine months ended September 30, 2016 and 2015 are as follows:

	Nine months ended September 30,
	2016	2015
United States Federal Statutory Rate	35.0%	35.0%
State income taxes (net of Federal benefits)	0.2	7.6
Foreign income taxes	1.4	(6.0)
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	6.3	41.7
Effect of (gain) loss on equity method investment (2)	(33.3)	(20.4)
Impact of subsidiary employee stock options	0.7	1.0
Domestic production activities deduction	(0.6)	(3.7)
Effect of undistributed foreign earnings	4.5	—
Non-recognition of NOL carryforwards at subsidiaries	—	(0.1)
Other	1.6	1.2
Effective income tax rate	15.8%	56.3%

(1) The effective income tax rate for the nine months ended September 30, 2016 and 2015 includes a significant loss at the Company's parent, which is taxed as a partnership.

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
The following table reconciles EBITDA and Adjusted EBITDA to income (loss) from continuing operations, which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Nine months ended September 30, 2016

	Corporate	5.11 Tactical	Ergobaby	Liberty	Manitoba Harvest	Advanced Circuits	Arnold Magnetics	Clean Earth	Sterno Products	Consolidated
Net income (loss) (1)	$49,623	$(3,167)	$3,192	$3,942	$(4,084)	$7,297	$(3,961)	$(3,544)	$4,783	$54,081
Adjusted for:
Provision (benefit) for income taxes	—	(1,963)	2,242	2,614	(1,468)	3,846	2,486	(832)	2,853	9,778
Interest expense, net	22,840	6	—	—	7	—	(2)	341	12	23,204
Intercompany interest	(36,432)	1,206	3,405	3,172	2,932	5,619	5,046	9,156	5,896	—
Depreciation and amortization	667	5,237	6,306	2,099	5,256	2,938	7,035	16,380	8,617	54,535
EBITDA	36,698	1,319	15,145	11,827	2,643	19,700	10,604	21,501	22,161	141,598
Gain on sale of business	(2,134)	—	—	—	—	—	—	—	—	(2,134)
(Gain) loss on sale of fixed assets	—	—	—	48	2	(10)	—	375	—	415
Non-controlling shareholder compensation	—	—	585	327	564	18	192	853	472	3,011
Acquisition expenses and other	98	2,063	799	—	—	—	—	738	189	3,887
Loss on disposal of assets	—	—	7,214	—	—	—	—	—	—	7,214
Integration services fee	—	292	—	—	500	—	—	—	—	792
Gain on equity method investment	(58,680)	—	—	—	—	—	—	—	—	(58,680)
Gain on foreign currency transaction and other	(2,396)	—	—	—	—	—	—	—	—	(2,396)
Management fees	18,800	83	375	375	261	375	375	375	375	21,394
Adjusted EBITDA	$(7,614)	$3,757	$24,118	$12,577	$3,970	$20,083	$11,171	$23,842	$23,197	$115,101

(1) Net income (loss) does not include income (loss) from discontinued operations for the nine months ended September 30, 2016.

Adjusted EBITDA
Nine months ended September 30, 2015

	Corporate	5.11 Tactical	Ergobaby	Liberty	Manitoba Harvest	Advanced Circuits	Arnold Magnetics	Clean Earth	Sterno Products	Consolidated
Net income (loss) (1)	$140,556		$8,576	$2,968	$(3,103)	$9,293	$1,529	$(3,394)	$1,802	$158,227
Adjusted for:		Not Applicable
Provision (benefit) for income taxes	(285)		5,210	1,373	(1,293)	4,898	(335)	(1,485)	1,123	9,206
Interest expense, net	23,737		—	—	6	—	6	298	—	24,047
Intercompany interest	(30,385)		3,077	3,257	407	4,274	5,250	8,929	5,191	—
Depreciation and amortization	902		2,836	3,007	4,029	2,485	6,822	15,909	5,945	41,935
EBITDA	134,525		19,699	10,605	46	20,950	13,272	20,257	14,061	233,415
Gain on sale of businesses	(151,075)		—	—	—	—	—	—	—	(151,075)
(Gain) loss on sale of fixed assets	—		—	7	1	—	(183)	274	—	99
Non-controlling shareholder compensation	—		534	156	—	18	102	877	375	2,062
Acquisition related expenses	—		—	—	1,126	—	—	—	—	1,126
Integration services fee	—		—	—	250	—	—	1,875	1,125	3,250
Loss on equity method investment	(9,518)		—	—	—	—	—	—		(9,518)
Management fees	17,261		375	375	86	375	375	375	375	19,597
Adjusted EBITDA (2)	$(8,807)		$20,608	$11,143	$1,509	$21,343	$13,566	$23,658	$15,936	$98,956

(1) Net income (loss) does not include income from discontinued operations for the nine months ended September 30, 2015.

(2) As a result of the sale of our Tridien subsidiary in September 2016, Adjusted EBITDA for the nine months ended September 30, 2015 does not include Adjusted EBITDA from Tridien of $4.0 million.

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

	Nine Months Ended
(in thousands)	September 30, 2016	September 30, 2015
Net income	$54,554	$167,306
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	53,972	49,743
Impairment expense	—	9,165
Loss on disposal of assets	7,214	—
Gain on sale of businesses	(2,134)	(151,075)
Amortization of debt issuance costs and original issue discount	2,363	2,154
Unrealized loss on interest rate and foreign currency hedges	8,322	8,044
Gain loss on equity method investment	(58,680)	(9,518)
Noncontrolling shareholder charges	3,012	2,627
Excess tax benefit on stock compensation	(366)	—
Deferred taxes	(4,280)	(3,863)
Other	408	324
Changes in operating assets and liabilities	(3,791)	(28,436)
Net cash provided by operating activities	60,594	46,471
Plus:
Unused fee on revolving credit facility (1)	1,355	1,062
Integration services fee (2)	792	3,250
Successful acquisition costs	3,888	1,126
Realized loss from foreign currency (4)	—	1,297
Excess tax benefit on stock compensation	366	—
Changes in operating assets and liabilities	3,791	28,436
Other	245	—
Less:
Payments on swap	3,114	1,502
Maintenance capital expenditures: (3)
Compass Group Diversified Holdings LLC	—	—
5.11 Tactical	540	—
Advanced Circuits	2,845	358
American Furniture	—	311
Arnold	1,625	2,038
CamelBak	—	1,295
Clean Earth	4,504	5,326
Ergobaby	441	1,333
Liberty	850	758
Manitoba Harvest	1,146	509
Sterno Products	1,408	1,047
Tridien	385	710
Realized gain from foreign currency (4)	2,396	—
Other	—	209
Estimated cash flow available for distribution and reinvestment	$51,777	$66,246

Distribution paid in April 2016/2015	$(19,548)	$(19,548)
Distribution paid in July 2016/2015	(19,548)	(19,548)
Distribution paid in October 2016/ 2015	(19,548)	(19,548)
	$(58,644)	$(58,644)

(1) Represents the commitment fee on the unused portion of the revolving credit facilities.
(2) Represents fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership, payable quarterly.

(3) Represents maintenance capital expenditures that were funded from operating cash flow, net of proceeds from the sale of property, plant and equipment, and excludes growth capital expenditures of approximately $1.6 million for the nine months ended September 30, 2016 and $1.0 million for the nine months ended September 30, 2015.

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
Equity method investment in FOX
During the first quarter of 2016, the Company's equity method investment, FOX, closed on a secondary public offering of 2,500,000 shares of FOX common shares held by the Company. Concurrently with the closing of the March Offering, FOX repurchased 500,000 shares of FOX common stock held by the Company. As a result of the sale of shares through the March Offering and the repurchase of shares by FOX, the Company sold a total of 3,000,000 shares of FOX common stock, with total net proceeds of approximately $47.7 million. Upon completion of the March Offering and repurchase of shares by FOX, the Company's ownership interest in FOX was reduced from approximately 41% to 33%. The sale of a portion of the Company's FOX shares in March 2016 qualified as a Sale Event under the Company's LLC Agreement. During the second quarter, the Company's board of directors declared a distribution to the Holders of the Allocation Interests of $8.6 million in connection with the Sale Event of FOX. The profit allocation payment was made during the quarter ended June 30, 2016.
During the third quarter of 2016, FOX closed on a secondary public offering of 4,025,000 shares held by certain FOX shareholders, including the Company. The Company sold a total of 3,500,000 shares of FOX common stock in the August Offering, for total net proceeds of $63.0 million. Upon completion of the August offering, our ownership of FOX decreased from approximately 33% to approximately 23%. The sale of the portion of our FOX shares in August 2016 qualified as a Sale Event under the

Company's LLC Agreement. Our board of directors declared a distribution to the Holders of the Allocation Interests in connection with the August Sale Event of FOX. The profit allocation payment will be made during the quarter ended December 31, 2016.

The following table reflects the year to date activity from our investment in FOX (in thousands):

2016
Balance January 1, 2016	$249,747
Proceeds from sale of FOX shares	(52,110)
Discount on sale of FOX shares	4,425
Mark-to-market adjustment - March 31, 2016	(10,623)
Balance March 31, 2016	$191,439
Mark-to-market adjustment - June 30, 2016	18,889
Balance at June 30, 2016	$210,328
Proceeds from sale of FOX shares	(69,335)
Discount on sale of FOX shares	6,335
Mark-to market adjustment - September 30, 2016	50,414
Balance at September 30, 2016	$197,742

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
The table below summarizes the payment schedule of our contractual obligations at September 30, 2016:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$870,963	$15,883	$77,879	$239,719	$537,482
Operating lease obligations (2)	74,485	10,914	21,785	13,581	28,205
Purchase obligations (3)	252,403	167,441	42,562	42,400	—
Total (4)	$1,197,851	$194,238	$142,226	$295,700	$565,687

(1)	Reflects commitment fees and letter of credit fees under our 2014 Revolving Credit Facility and amounts due, together with interest on our 2014 Term Loan Facility.

(2)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms running from one to fourteen years.

(3)
Reflects non-cancelable commitments as of September 30, 2016, including: (i) shareholder distributions of $78.2 million; (ii) estimated management fees of $21.6 million per year over the next five years, and (iii) other obligations including amounts due under employment agreements. Distributions to our shareholders are approved by our Board of Directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.

(4)
The contractual obligation table does not include approximately $0.4 million in liabilities associated with unrecognized tax benefits as of September 30, 2016 as the timing of the recognition of this liability is not certain. The amount of the liability is not expected to significantly change in the next twelve months.

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

We use a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment testing. The qualitative factors we consider include, in part, the general macroeconomic environment, industry and market specific conditions for each reporting unit, financial performance including actual versus planned results and results of relevant prior periods, operating costs and cost impacts, as well as issues or events specific to the reporting unit. At March 31, 2016, we determined that the Tridien reporting unit, which we sold in September 2016 and is presented as a discontinued operation, required further quantitative testing (step 1) because we could not conclude that the fair value of the reporting unit exceeds its carrying value based on qualitative factors alone. For the step 1 quantitative impairment test at Tridien, the Company utilized both the market approach and the income approach, with a 50% weighting assigned to each method. The weighted average cost of capital used in the income approach at Tridien was 14.1%. Results of the step 1 quantitative testing of Tridien indicated that the fair value of Tridien exceeded its carrying value. For the reporting units that were tested qualitatively, the results of the qualitative analysis indicated that the fair value of those reporting units exceeded their carrying value.
Arnold
Arnold has experienced declines in revenue and operating income during the first nine months of 2016 as compared to the prior year. The results at Arnold may continue to be be lower than forecast and as a result, it may be necessary to perform interim Step 1 goodwill impairment testing at Arnold in the fourth quarter of 2016.

Indefinite-lived intangible assets
We use a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. Our indefinite-lived intangible assets consist of trade names with a carrying value of approximately $73.0 million. The results of the qualitative analysis of our indefinite lived intangible assets, which we completed as of March 31, 2016, indicated that the fair value of the indefinite lived intangible assets exceeded their carrying value.

Long lived assets
Orbitbaby
During the second quarter of 2016, Ergobaby's board of directors approved a plan to dispose of the Orbitbaby product line. Ergobaby determined at the time the plan was approved that the carrying value of the long lived assets associated with the Orbitbaby product line was not recoverable, and therefore, Ergobaby recorded a loss on disposal of assets of $7.2 million related to the write off of the long-lived assets of Orbitbaby. The loss is comprised of the write-off of intangible assets of $5.5 million, property, plant and equipment of $0.4 million, and other assets of $0.8 million. Ergobaby will continue to sell the remaining Orbitbaby inventory through the end of 2016. Ergobaby recorded additional expense of $0.6 million in the third quarter of 2016, primarily related to the early termination of the Orbitbaby lease. In October 2016, Ergobaby sold a majority of the Orbit Baby intellectual property and tooling assets. The proceeds of the sale will reduce the loss recorded on disposal of assets by approximately $1.0 million in the fourth quarter of 2016.
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

ITEM 4. – CONTROLS AND PROCEDURES
As required by Exchange Act Rule 13a-15(b), Holdings’ Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2016. Based on that evaluation, the Holdings’ Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of September 30, 2016.

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

10.1
Commitment Letter dated August 1, 2016, from Bank of America, N.A., and Merrill Lynch, Pierce and Smith Incorporated (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 1, 2016 (File No. 001-34927))

10.2
Third Amendment to the Credit Agreement, dated August 15, 2016, by and among Compass Group Diversified Holdings LLC, Bank of America, N.A., and the lenders thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 15, 2016 (File No. 001-34927))

10.3
First Incremental Facility Amendment, dated August 31, 2016 by and among Compass Group Diversified Holdings LLC, Bank of America, N.A., Exhibit 10.1 of the Form 8-K filed on August 31, 2016 (File No. 001-34927))

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
Date: November 2, 2016
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 2, 2016

EXHIBIT INDEX

Exhibit Number	Description

10.1
Commitment Letter dated August 1, 2016, from Bank of America, N.A., and Merrill Lynch, Pierce and Smith Incorporated (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 1, 2016 (File No. 001-34927))

10.2
Third Amendment to the Credit Agreement, dated August 15, 2016, by and among Compass Group Diversified Holdings LLC, Bank of America, N.A., and the lenders thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 15, 2016 (File No. 001-34927))

10.3
First Incremental Facility Amendment, dated August 31, 2016 by and among Compass Group Diversified Holdings LLC, Bank of America, N.A., Exhibit 10.1 of the Form 8-K filed on August 31, 2016 (File No. 001-34927))

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