Form 10-K
period 2016-12-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2017-03-02
CIK 1345126, 1345122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 001-34927

Compass Diversified Holdings
(Exact name of registrant as specified in its charter)

Delaware	57-6218917
(Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Commission File Number: 001-34926

Compass Group Diversified Holdings LLC
(Exact name of registrant as specified in its charter)

Delaware	20-3812051
(Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Sixty One Wilton Road Second Floor Westport, CT	06880
(Address of principal executive offices)	(Zip Code)
(203) 221-1703
(Registrants’ telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Shares representing beneficial interests in Compass Diversified Holdings (“Common shares”)	New York Stock Exchange
Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrants are collectively a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrants are collectively not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrants have submitted electronically and posted on their corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrants are collectively a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrants are collectively a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the outstanding common shares of trust stock held by non-affiliates of Compass Diversified Holdings at June 30, 2016 was $747,581,483 based on the closing price on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates. There were 59,900,000 common shares of trust stock without par value outstanding at February 24, 2017.
Documents Incorporated by Reference
Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2016 Annual Meeting of Stockholders is incorporated by reference into Part III.

NOTE TO READER
In reading this Annual Report on Form 10-K, references to:

•	the “Trust” and “Holdings” refer to Compass Diversified Holdings;

•	the “Company” refer to Compass Group Diversified Holdings LLC;

•	“businesses”, “operating segments”, “subsidiaries” and “reporting units” all refer to, collectively, the businesses controlled by the Company;

•	the “Manager” refer to Compass Group Management LLC (“CGM”);

•	the “initial businesses” refer to, collectively, Staffmark Holdings, Inc., Crosman Acquisition Corporation, Compass AC Holdings, Inc. and Silvue Technologies Group, Inc.;

•	the "2014 acquisitions" refer to, collectively, the acquisitions of Clean Earth Holdings, Inc. and Sterno Products;

•	the "2015 acquisition" refer to the acquisition of Fresh Hemp Foods Ltd. ("Manitoba Harvest")

•	the "2015 dispositions" refer to, collectively, the sales of CamelBak Acquisition Corp. ("CamelBak") and AFM Holding Corp. ("American Furniture" or "AFM")

•	the “Trust Agreement” refer to the Second Amended and Restated Trust Agreement of the Trust dated as of December 6, 2016;

•
the “2011 Credit Facility” refer to the Credit Facility with a group of lenders led by TD Securities (USA) LLC (“TD Securities”) which provided for the 2011 Revolving Credit Facility and the 2011 Term Loan Facility;

•
the "2014 Credit Facility" refer to the credit agreement entered into on June 14, 2014 with a group of lenders led by Bank of America N.A. as administrative agent, as amended from time to time, which provides for a Revolving Credit Facility and a Term Loan;

•	the "2014 Revolving Credit Facility" refer to the $550 million Revolving Credit Facility provided by the 2014 Credit Facility that matures in June 2019;

•	the "2014 Term Loan" refer to the $325 million Term Loan Facility, provided by the 2014 Credit Facility that matures in June 2021;

•	the "2016 Incremental Term Loan" refer to the $250 million Tranche B Term Facility provided by the 2014 Credit Facility (together with the 2014 Term Loan, the "Term Loans");

•	the “LLC Agreement” refer to the fifth amended and restated operating agreement of the Company dated as of December 6, 2016;

•	“we”, “us” and “our” refer to the Trust, the Company and the businesses together.

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
The Company is the operating entity with a board of directors whose corporate governance responsibilities are similar to that of a Delaware corporation. The Company’s board of directors oversees the management of the Company and our businesses and the performance of Compass Group Management LLC (“CGM” or our “Manager”). Certain persons who are employees and partners of our Manager receive a profit allocation as beneficial owners of 60.4% through Sostratus LLC of the Allocation Interests in us, as defined in our LLC Agreement.
Overview
We acquire controlling interests in and actively manage businesses that we believe (i) operate in industries with long-term macroeconomic growth opportunities, (ii) have positive and stable cash flows, (iii) face minimal threats of technological or competitive obsolescence, and (iv) have strong management teams largely in place.
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
In terms of the businesses in which we have a controlling interest as of December 31, 2016, we believe that these businesses have strong management teams, operate in strong markets with defensible market niches and maintain long-standing customer relationships. We believe that the strength of this model, which provides for significant industry, customer and geographic diversity, has become even more apparent in the recent challenging economic environment.

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
The following is a brief summary of the businesses in which we own a controlling interest at December 31, 2016:
Branded Consumer Businesses

5.11
5.11 ABR Corp. ("5.11 Tactical" or "5.11") is a leading provider of purpose-built tactical apparel and gear for law enforcement, firefighters, EMS, and military special operations as well as outdoor and adventure enthusiasts. 5.11 is a brand known for innovation and authenticity, and works directly with end users to create purpose-built apparel and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide.   Headquartered in Irvine, California, 5.11 operates sales offices and distribution centers globally, and 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and on 511tactical.com. We made loans to and purchased a controlling interest in 5.11 Tactical for approximately $408.2 million in August 2016. We currently own 97.5% of the outstanding stock of 5.11 on a primary basis and 85.1% on a fully diluted basis.

Ergobaby
Ergobaby Carrier, Inc. (“Ergobaby”), headquartered in Los Angeles, California, is dedicated to building a global community of confident parents with smart, ergonomic solutions that enable and encourage bonding between parents and babies. Ergobaby offers a broad range of award-winning baby carriers, strollers, car seats, swaddlers, nursing pillows, and related products that fit into families’ daily lives seamlessly, comfortably and safely. We made loans to, and purchased a controlling interest in, Ergobaby on September 16, 2010 for approximately $85.2 million. We currently own 83.5% of the outstanding stock of Ergobaby on a primary basis and 76.9% on a fully diluted basis.
Liberty Safe
Liberty Safe and Security Products, Inc. (“Liberty Safe” or “Liberty”), headquartered in Payson, Utah, is a designer, manufacturer and marketer of premium home, office and gun safes in North America. From its over 300,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. We made loans to, and purchased a controlling interest in, Liberty Safe on March 31, 2010 for approximately $70.2 million. We currently own 88.6% of the outstanding stock of Liberty Safe on a primary basis and 84.7% on a fully diluted basis.

Manitoba Harvest
Manitoba Harvest is a pioneer and global leader in branded, hemp-based foods. Headquartered in Winnipeg, Manitoba, Manitoba Harvest's products are currently carried in approximately 13,000 retail stores across the United States and Canada. Manitoba Harvest's hemp-exclusive, 100% all natural product lineup includes hemp hearts, hemp oil and hemp protein powder. We made loans to, and purchased an 87% controlling interest in, Manitoba Harvest on July 10, 2015 for approximately $102.7 million (C$130.3 million). In December 2015, Manitoba Harvest acquired all of the outstanding stock of Hemp Oil Canada Inc. (“HOCI”), a wholesale supplier and a private label packager of hemp food products and ingredients, for approximately $32.7 million (C$44.7 million). In connection with the HOCI acquisition, the former shareholders of HOCI invested $6.8 million (C$9.3 million) in Manitoba Harvest equity, resulting in a dilution of our ownership interest. We currently own 76.6% of the outstanding stock of Manitoba Harvest on a primary basis and 65.6% on a fully diluted basis.
Niche Industrial Businesses
Advanced Circuits
Compass AC Holdings, Inc. (“Advanced Circuits” or “ACI”), headquartered in Aurora, Colorado, is a provider of small-run, quick-turn and volume production rigid printed circuit boards, or “PCBs”, throughout the United States. PCBs are a vital component of virtually all electronic products. The small-run and quick-turn portions of the PCB industry are characterized by customers requiring high levels of responsiveness, technical support and timely delivery. We made loans to, and purchased a controlling interest in, Advanced Circuits, on May 16, 2006 for approximately $81.0 million. We currently own 69.4% of the outstanding stock of Advanced Circuits on a primary basis and 69.3% on a fully diluted basis.
Arnold
AMT Acquisition Corporation (“Arnold” or “Arnold Magnetics”), headquartered in Rochester, New York, with nine additional facilities worldwide, is a manufacturer of engineered, application specific permanent magnets. Arnold Magnetics products are used in applications such as aerospace and defense, motorsport/ automotive, oil and gas, medical, general industrial, electric utility, reprographics, and advertising specialties. Arnold Magnetics is the largest U.S. manufacturer of engineered magnets as well as only one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. We made loans to, and purchased a controlling interest in, Arnold on March 5, 2012 for approximately $128.8 million. We currently own 96.7% of the outstanding stock of Arnold on a primary basis and 84.7% on a fully diluted basis.
Clean Earth
Clean Earth Holdings, Inc. ("Clean Earth"), headquartered in Hatboro, Pennsylvania, is a provider of environmental services for a variety of contaminated materials. Clean Earth provides a one-stop shop solution that analyzes, treats, documents and recycles waste streams generated in multiple end-markets such as power, construction, commercial development, oil and gas, medical, infrastructure, industrial and dredging. We made loans to, and purchased a controlling interest in, Clean Earth on August 26, 2014 for approximately $251.4 million. We currently own 97.5% of the outstanding stock of Clean Earth on a primary basis and 79.8% on a fully diluted basis.
Sterno Products
Candle Lamp Company, LLC ("Sterno Products" or "Sterno"), headquartered in Corona, California, is a leading manufacturer and marketer of portable food warming devices and creative table lighting solutions for the food service industry and flameless candles and outdoor lighting products for consumers. Sterno's product line includes wick and chafing fuels, butane stoves and accessories , liquid and traditional wax candles, catering equipment and lamps. We made loans to, and purchased all of the equity interests in, Sterno Products on October 10, 2014 for approximately $160.0 million. We currently own 100.0% of the outstanding stock of Sterno Products on a primary basis and 89.5% on a fully diluted basis.

Our businesses also represent our operating segments. See—“Our Businesses” and “Note E – Operating Segment Data” to our Consolidated Financial Statements for further discussion of our businesses as our operating segments, including information related to geographies. We also own approximately 14% of the Fox Factory Holding Corp., which we refer to as FOX, headquartered in Scotts Valley, California. FOX is a designer, manufacturer and marketer of high-performance suspension products used primarily on mountain bikes, side-by-side vehicles, on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, or ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. FOX’s products offer innovative design, performance, durability and reliability that enhance ride dynamics by improving performance and control. The FOX brand is associated with high-performance and technologically advanced products. We made loans to and purchased a controlling interest in FOX on January 4, 2008, for approximately $80.4 million. In July 2014, through a secondary offering, our ownership in FOX was lowered from approximately 53% to approximately 41%, and as a result we deconsolidated FOX as of July 10, 2014. In March and August 2016, through two more secondary offerings and a share repurchase by FOX, our ownership in the outstanding common stock of FOX was further lowered to approximately 23% as of September 30, 2016. In November 2016, through another secondary offering, our ownership in the outstanding common stock of FOX was further lowered to approximately 14% as of November 16, 2016.
2016 Highlights
Acquisition of 5.11
On August 31, 2016, we closed on the acquisition of 5.11, a leading provider of purpose-built tactical apparel and gear for law enforcement, firefighters, EMS, and military special operations as well as outdoor and adventure enthusiasts. The purchase price for 5.11, net of transaction costs of $2.1 million, was $408.2 million. We funded the acquisition through an Incremental Facility Amendment to the 2014 Credit Agreement. The Incremental Facility Amendment provided an increase to the 2014 Revolving Credit Facility of $150.0 million, and an advance under the 2016 Incremental Term Loan in the amount of $250.0 million.

Disposition of Tridien Medical
On September 21, 2016, a subsidiary of Hill-Rom Holdings, Inc. acquired our Tridien subsidiary, based on an enterprise value of $25 million. After the allocation of the sales price to non-controlling equity holders and the payment of transaction expenses, the Company received approximately $22.7 million in net proceeds related to the sale. We recognized a gain of $1.7 million on the sale of Tridien during the year ended December 31, 2016.
Sale of Trust Common Shares
On December 13, 2016, the Company closed on an underwritten public offering of 5,600,000 common shares of the Trust at a price of $18.65 per share (the "Offering"), for proceeds of $99.4 million after deducting the underwriter's discount and offering costs. In connection with the Offering, the Trust, the Company and Compass Group Management LLC entered into an Underwriting Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as managers of the several underwriters listed therein (collectively, the “Underwriters”), pursuant to which CODI agreed to sell and the Underwriters agreed severally to purchase, subject to and upon terms and conditions set forth therein, 5,600,000 common shares.
Partial Divestiture of FOX shares
In November 2016,the Company sold 3,500,000 shares of FOX common stock in a secondary offering, for total net proceeds of $71.8 million. This sale of the portion of our FOX shares in November 2016 qualified as a Sale Event under the Company's LLC Agreement. Our board of directors declared a distribution to the Holders of the Allocation Interests of $13.4 million in connection with the Sale Event in the fourth quarter of 2016. The profit allocation payment was made during the first quarter of 2017. As a result of the November 2016 sale of FOX shares, our ownership interest in FOX was reduced to approximately 14%.
On August 12, 2016, FOX closed on a secondary public offering of 4,025,000 shares held by certain FOX shareholders, including the Company. The Company sold a total of 3,500,000 shares of FOX common stock in this offering, for total net proceeds of $63.0 million. Upon completion of the offering, our ownership of FOX decreased from approximately 33% to approximately 23%. This sale of the portion of our FOX shares in August 2016 qualified as a Sale Event under the Company's LLC Agreement. Our board of directors declared a distribution to the Holders of the Allocation Interests of $11.6 million in connection with the Sale Event of FOX in August 2016. The profit allocation payment, offset by the negative profit allocation resulting from the disposition of Tridien, was made during the quarter ended December 31, 2016.
During the first quarter of 2016, the Company sold 2,500,000 shares of FOX common stock in a secondary public offering. Concurrently with the closing of the offering, FOX repurchased 500,000 shares of FOX common stock held by the Company. As a result of the sale of shares through the offering and the repurchase of shares by FOX, we sold a total of 3,000,000 shares of FOX common stock, with total net proceeds of approximately $47.7 million. Upon completion of the offering and repurchase of shares by FOX, our ownership interest in FOX was reduced from approximately 41% to 33%. This sale of the portion of our FOX shares in March 2016 qualified as a Sale Event under the Company's LLC Agreement. During the second quarter, our board of directors declared a distribution to the Holders of the Allocation Interests of $8.6 million in connection with the Sale Event of FOX. The profit allocation payment was made during the quarter ended June 30, 2016.
Acquisition of Baby Tula
On May 11, 2016, the Company's Ergobaby subsidiary acquired all of the outstanding membership interests in New Baby Tula LLC ("Baby Tula"), a maker of premium baby carriers, toddler carriers, slings, blankets and wraps. The purchase price was $73.8 million, net of transaction costs, plus a potential earn-out of $8.2 million based on 2017 financial performance. Ergobaby paid $0.8 million in transaction costs in connection with the acquisition. Ergobaby funded the acquisition and payment of related transaction costs through the issuance of an additional $68.2 million in intercompany loans with the Company, and the issuance of $8.2 million in Ergobaby shares to the selling shareholders.
Acquisitions of EWS and Phoenix Soil
On June 1, 2016, the Company's Clean Earth subsidiary acquired certain of the assets and liabilities of EWS Alabama, Inc. ("EWS") . Clean Earth funded the acquisition and the related transaction costs through the issuance of additional intercompany debt with the Company. Based in Glencoe, Alabama, EWS provides a range of hazardous and non-hazardous waste management services from a fully permitted hazardous waste RCRA Part B facility.
On April 15, 2016, Clean Earth acquired certain assets and liabilities of Phoenix Soil, LLC ("Phoenix Soil") and WIC, LLC (together with Phoenix Soil, the "Sellers"). Clean Earth funded the acquisition and the related transaction costs through the issuance of additional intercompany debt with the Company. Phoenix Soil is based in Plainville, Connecticut and provides environmental services for nonhazardous contaminated materials with a primary focus on soil. Phoenix Soil recently completed its transition to a new 58,000 square foot thermal desorption facility owned by WIC, LLC. The acquisition increased Clean Earth's soil treatment capabilities and expand its geographic footprint into New England.
Acquisition of Northern International, Inc.
On January 22, 2016, Sterno Products, a wholly owned subsidiary of the Company, acquired all of the outstanding stock of Northern International, Inc. (NII), for a purchase price of approximately $35.8 million (C$50.6 million). The purchase price includes an earn-out payable over two years of up to a maximum amount of $1.8 million (C$2.5 million), and is subject to working capital adjustments. Headquartered in Coquitlam, British Columbia, Canada, NII sells flameless candles and outdoor lighting products through the retail segment. Sterno Products financed the acquisition and payment of the related transaction costs through the issuance of an additional $37.0 million in intercompany loans with the Company.

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
2016 Distributions
For the 2016 fiscal year, we declared and paid distributions to our shareholders totaling $1.44 per share.
Tax Reporting
Information returns will be filed by the Trust and the Company with the IRS, as required, with respect to income, gain, loss, deduction and other items derived from the Company’s activities. The Company has and will file a partnership return with the IRS and intends to issue a Schedule K-1 to the trustee. The trustee intends to provide information to each holder of shares using a monthly convention as the calculation period. For 2016 and future years, the Trust will continue to file a Form 1065 and issue Schedule K-1 to shareholders. For 2016, we delivered the Schedule K-1 to shareholders within the same time frame as we delivered the schedule to shareholders for the 2015 and 2014 taxable years. The relevant and necessary information for tax purposes is readily available electronically through our website. Each holder will be deemed to have consented to provide relevant information, and if the shares are held through a broker or other nominee, to allow such broker or other nominee to provide such information as is reasonably requested by us for purposes of complying with our tax reporting obligations.

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

Organizational Structure (1)

Public Shareholders (2)
Path Spirit Limited (2)
86.8%
CGI Magyar Holdings LLC
13.2%
Compass Diversified Holdings "Trust"
Trust Interests
Sostratus LLC(3) "Sostratus"
Allocation Interests (5)
Compass Group Diversified Holdings LLC "Company"
Compass Group Management LLC (4) "Manager"
14% Ownership Interest
Management Services Agreement
FOX
NASDAQ: FOXF
Controlling Equity Interests
5.11 Tactical
Ergobaby
Liberty
Manitoba Harvest
ACI
Arnold
Clean Earth
Sterno

1)	The percentage holdings shown in respect to the trust reflect the ownership of the common shares as of December 31, 2016.
2)
Our non-affiliated holders of common shares own approximately 84.6% of the Trust common shares and CGI Maygar Holdings, LLC owns approximately 13.2% of the Trust common shares and is our single largest holder. Path Spirit Limited is the ultimate controlling person of CGI Maygar LLC. Mr. Offenberg, our Chief Executive Officer, is not a director, officer or member of CGI or any of its affiliates.

3)
60.4% beneficially owned by certain persons who are employees and partners of our Manager. C. Sean Day, the Chairman of our Board of Directors, CGI and the former founding partner of the Manager, are non-managing members.

4)	Mr. Offenberg is a partner of this entity.
5)	The Allocation Interests, which carry the right to receive a profit allocation, represent less than 0.1% equity interest in the Company.
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
The Company’s Chief Executive Officer and Chief Financial Officer are employees of our Manager and have been seconded to us. Neither the Trust nor the Company has any other employees. Although our Chief Executive Officer and Chief Financial Officer are employees of our Manager, they report directly to the Company’s board of directors. The management fee paid to our Manager covers all expenses related to the services performed by our Manager, including the compensation of our Chief Executive Officer and other personnel providing services to us. The Company reimburses our Manager for the compensation and related costs and expenses of our Chief Financial Officer and his staff, who dedicate substantially all of their time to the affairs of the Company.
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
Frequently, opportunities exist to augment existing management at such businesses and improve the performance of these businesses upon their acquisition. In the past, our management team has acquired businesses that were owned by entrepreneurs or large corporate parents. In these cases, our management team has frequently found that there have been opportunities to further build upon the management teams of acquired businesses beyond those that existed at the time of acquisition. In addition, our management team has frequently found that financial reporting and management information systems of acquired businesses may be improved, both of which can lead to improvements in earnings and cash flow. Finally, because these businesses tend to be too small to have their own corporate development efforts, opportunities frequently exist to assist these businesses as they pursue organic or external growth strategies that were often not pursued by their previous owners.
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

•	assisting management in their analysis and pursuit of prudent organic growth strategies;

•	identifying and working with management to execute attractive external growth and acquisition opportunities;

•	assisting management in controlling and right-sizing overhead costs; and

•	forming strong subsidiary level boards of directors to supplement management in their development and implementation of strategic goals and objectives.

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
Acquisition Strategy
Our acquisition strategy involves the acquisition of businesses that we expect to produce stable and growing earnings and cash flow. In this respect, we expect to make acquisitions in industries other than those in which our businesses currently operate if we believe an acquisition presents an attractive opportunity. We believe that attractive opportunities will continue to present themselves, as private sector owners seek to monetize their interests in long-standing and privately-held businesses and large corporate parents seek to dispose of their “non-core” operations.
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
The process of acquiring new businesses is both time-consuming and complex. Our management team historically has taken from two to twenty-four months to perform due diligence, negotiate and close acquisitions. Although our management team is always at various stages of evaluating several transactions at any given time, there may be periods of time during which our management team does not recommend any new acquisitions to us. Even if an acquisition is recommended by our management team, our board of directors may not approve it.

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
Since our inception in May 2006, we have recorded net gains on sales of our businesses of approximately $350 million (excluding the gains on the sale of our shares in FOX). We sold Crosman Acquisition Company (“Crosman”) in January 2007, Aeroglide Company (“Aeroglide”) and Silvue Technologies Group, Inc. (“Silvue”) in June 2008, Staffmark Holdings Inc. (“Staffmark”) in October 2011, HALO Branded Solutions (“HALO”) in May 2012, CamelBak in August 2015, American Furniture in October 2015, and Tridien in September 2016.

Investment in FOX
We own approximately 14% of the Fox Factory Holding Corp. (NASDAQ - FOXF) as of December 31, 2016. We made loans to and purchased a controlling interest in FOX on January 4, 2008, for approximately $80.4 million. In August 2013, FOX completed an initial public offering of its common stock. As a result of the initial public offering, our ownership interest in FOX was reduced to approximately 53.9%. No gain was reflected as a result of the sale of our FOX shares in the initial public offering because our majority classification of FOX did not change. FOX used a portion of their net proceeds received from the sale of their shares as well as proceeds from a new external FOX credit facility to repay $61.5 million in outstanding indebtedness to us under their existing credit facility with us. In July 2014, through a secondary offering, our ownership in FOX was lowered from approximately 53% to approximately 41%, and as a result we deconsolidated FOX as of July 10, 2014. In March and August 2016, through two more secondary offerings and a share repurchase by FOX, our ownership in the outstanding common stock of FOX was further lowered to approximately 23% as of September 30, 2016. In November 2016, through another secondary offering, our ownership in the outstanding common stock of FOX was further lowered to approximately 14%. We have recognized total net proceeds from the sales of our FOX shares of approximately $328.9 million.
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
Financing
We have a credit facility with a group of lenders led by Bank of America N.A. that we entered into on June 6, 2014. The 2014 Credit Facility provided for (i) revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $400 million, and (ii) a $325 million term loan. On August 15, 2016, the Company amended the 2014 Credit Facility to, among other things, increase the aggregate amount of the 2014 Credit Facility by $400 million. On August 31, 2016, the Company entered into an Incremental Facility Amendment to the 2014 Credit Agreement (the "Incremental Facility Amendment"). As a result of the Incremental Facility Amendment, the 2014 Credit Facility currently provides for (i) a revolving credit facility of $550 million (as amended from time to time, the "2014 Revolving Credit Facility"), (ii) a $325 million term loan (the "2014 Term Loan Facility"), and (iii) a $250 million incremental term loan (the "2016 Incremental Term Loan"). The 2014 Term Loan and 2016 Incremental Term Loan expire in June 2021.
At December 31, 2016, we had $565.7 million outstanding on the 2014 Term Loan and 2016 Incremental Term Loan. All amounts outstanding under the 2014 Revolving Credit Facility will become due on June 6, 2019, which is the maturity date of loans advanced under the 2014 Revolving Credit Facility and the termination date of the revolving loan commitment. The 2014 Credit Facility also permits us, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain additional term loans in an aggregate amount of up to $200 million subject to certain restrictions and conditions.
The 2014 Credit Facility provides for letters of credit under the 2014 Revolving Credit Facility in an aggregate face amount not to exceed $100 million outstanding at any time, as well as swing line loans of up to $25 million outstanding at one time. At no time may the (i) aggregate principal amount of all amounts outstanding under the Revolving Credit Facility, plus (ii) the aggregate amount of all outstanding letters of credit and swing line loans, exceed the borrowing availability under the 2014 Credit Facility. At December 31, 2016, we had outstanding letters of credit totaling approximately $4.2 million. The borrowing availability under the 2014 Revolving Credit Facility at December 31, 2016 was approximately $541.2 million.

The 2014 Credit Facility and 2016 Incremental Facility are secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries. (See "Note J - Debt" to the consolidated financial statements for more detail regarding our 2014 Credit Facility and 2016 Incremental Facility).
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
Our Businesses
We categorize the businesses we own into two separate groups of businesses (i) branded consumer businesses, and (ii) niche industrial businesses. Branded consumer businesses are characterized as those businesses that we believe capitalize on a valuable brand name in their respective market sector. We believe that our branded consumer businesses are leaders in their particular product category. Niche industrial businesses are characterized as those businesses that focus on manufacturing and selling particular products and industrial services within a specific market sector. We believe that our niche industrial businesses are leaders in their specific market sector.
The following table represents the percentage of net revenue and operating income each of our businesses contributed to our consolidated results since the date of acquisition for the years ended December 31, 2016, 2015 and 2014.

	Year ended December 31,			Year ended December 31,
	2016	2015	2014	2016	2015	2014
	Net Revenue			Operating Income
Branded Consumer:
5.11	11.2%	n/a	n/a	(17.8)%	n/a	n/a
Ergobaby	10.6%	11.9%	12.9%	30.0%	26.4%	28.7%
FOX (1)	n/a	n/a	23.6%	n/a	n/a	27.4%
Liberty Safe	10.6%	13.9%	14.2%	23.2%	14.1%	(4.3)%
Manitoba Harvest	6.1%	2.4%	n/a	0.6%	(7.3)%	n/a
	38.5%	28.2%	50.6%	36.0%	33.2%	51.8%
Niche Industrial:
Advanced Circuits	8.8%	12.0%	13.5%	39.8%	28.8%	35.5%
Arnold Magnetics	11.1%	16.5%	19.4%	(22.6)%	9.0%	11.2%
Clean Earth	19.3%	24.1%	10.7%	13.9%	13.1%	4.3%
Sterno Products	22.4%	19.2%	5.8%	32.9%	15.8%	(2.9)%
	61.5%	71.8%	49.4%	64.0%	66.8%	48.2%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) The 2014 percentage includes the net sales attributable for FOX prior to July 10, 2014, when our ownership interest in FOX fell below 50%.
Branded Consumer Businesses
5.11

Overview
5.11 is a leading provider of purpose-built tactical apparel and gear for law enforcement, firefighters, EMS, and military special operations as well as outdoor and adventure enthusiasts. 5.11 is committed to product innovation, and works directly with end users to create apparel and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide. Headquartered in Irvine, California, 5.11 operates sales offices and distribution centers globally. 5.11 products are widely distributed in law enforcement dealers, uniform stores, military exchanges, outdoor retail stores, company owned retail stores and online.
For the fiscal year ended December 31, 2016 (from the date of acquisition), 5.11 had net sales of approximately $109.8 million and an operating loss of $10.2 million. 5.11 had total assets of $452.1 million at December 31, 2016. 5.11 net sales (from the date of acquisition) represented 11.2% of our consolidated net sales for the year ended December 31, 2016.
History of 5.11
5.11 was formed in 2003 after spinning out of outdoor apparel company, Royal Robins®. The roots of 5.11, however, trace back to 1975, when American rock climber Royal Robins designed the 5.11® Pant; named after the difficulty level in the Yosemite Decimal System rating scale for rock climbing. With difficulty levels ranging at the time from 5.0 (easy) to 5.10 (difficult), 5.11 was then described: “After thorough inspection, you conclude this move is impossible; however, occasionally someone actually accomplishes it.”
A product designed for people who were pushing the limits of what was possible, the 5.11® Pant was a success among climbers and outdoor enthusiasts. In 1992, the FBI Academy, in Quantico, Virginia adopted the original 5.11® Pant as its primary training pant, forging a decades-long relationship that supports 5.11’s commitment to the public safety and the first responder communities.
In 2011, 5.11’s corporate headquarters was relocated from Modesto, California to Irvine, California. In 2012, 5.11 acquired Beyond Clothing LLC, a technical survival systems outerwear company located in Seattle, Washington. We acquired a majority interest in 5.11 on August 31, 2016.
Industry
5.11 participates in the global professional and consumer soft goods market for tactical gear and apparel; the addressable global soft goods market is estimated by management to be approximately $79 billion.
The domestic professional public safety market for tactical soft goods is estimated by management to be a $1.7 billion market consisting of sales to active-duty military, law enforcement, private security, fire, corrections officers and EMS. The addressable domestic work wear and consumer wear markets are estimated by management to be $4.3 billion and $13.2 billion, respectively.
The international professional public safety market for tactical soft goods is estimated by management to be a $11.7 billion market. The addressable international work wear and consumer wear markets are estimated by management to be $11.4 billion and $36.3 billion, respectively.
Products and Services
5.11 offers a portfolio of unique head-to-toe tactical gear with patented functional features for both professional and consumer use. No individual product style accounts for more than 9% of total sales, and most product styles tend to have multi-year lifecycles. 5.11 focuses its product offering through six major categories: tactical apparel, bags and packs, footwear, special make ups/uniforms, accessories, and Beyond Clothing Systems (“Beyond”).
Tactical apparel represents 5.11’s largest product category. Within this category, 5.11 offers a broad assortment of men’s and women’s pants, shorts, shirts, outerwear and base layers. Apparel is offered in a variety of styles and fits intended to enhance comfort and mobility. 5.11 has historically designed and developed innovative “families” of products around proprietary fabrics that the company has created to meet the needs of its unique target market. These product “families” typically start with a pant and then expand into other products. Today, 5.11 offers four distinct pant lines, which anchor four different apparel families: the Apex™ Pant, the 5.11 Stryke™ Pant, the Taclite® Pro Pant, and the 5.11® Tactical Pant.
5.11 bags and packs provide reliable, multifunctional storage options designed to excel in a wide range of operational and recreational settings. This category includes backpacks, cases, load-bearing equipment, range bags and duffels. In addition to bags/packs and apparel, 5.11 sells footwear, including boots, low-profile tactical shoes, socks and accessories, as well as special make ups or customized uniforms for public safety agencies. 5.11 also offers a wide selection of accessories including belts, hats, flashlights, gloves, knives, eyewear, watches, patches, slings and holsters.
Beyond, a wholly-owned subsidiary of 5.11, offers technical survival outerwear systems engineered specifically for missions in extreme temperatures. Products are marketed under the Beyond brand name and include base layers and briefs, pullovers, softshell jackets, wind pants, rain pants and jackets made of advanced fabrics. Virtually all Beyond products are manufactured in the United States to comply with the Berry Amendment.

5.11’s core product offerings and suggested average retail prices are listed below:

•	Pants and Shorts (Men’s and Women’s) - $49.99 to $269.99

•	Woven Tops (Men’s and Women’s) - $39.99 to $229.99

•	Outerwear (Men’s and Women’s) - $69.99 to $119.99

•	Footwear (Men’s and Women’s) - $99.99 to $149.99

•	Bags and Packs - $59.99 to $249.99

•	Accessories - $19.99 to $79.99
Competitive Strengths
Leading Brand Recognition and Market Share - 5.11 is a leader in the tactical apparel market. 5.11 enjoys strong brand awareness and affinity in the public safety market given its long history of creating high performance and innovative products for public safety operators. 5.11’s heritage of developing purpose-built clothing and gear for law enforcement, firefighters, EMS, and military special operations has imbued the 5.11 brand with unrivaled authenticity in the tactical apparel and gear markets.
Diverse Customer Base - 5.11 has direct relationships with over 12,500 governmental departments and agencies, and utilizes an established network of over 1,500 dealers in over 90 countries. 5.11 wins a significant amount of business in the public safety channel through the achievement of “specified” product in thousands of individual contracts with governmental departments and agencies, providing for a broad base of long-term relationships.
Product Breadth and “At-Once” Availability - Requirements of outfitting entire agencies or departments necessitates carrying numerous, often infrequently used, sizes and colors of a given product. These requirements, coupled with “at-once” product fulfillment demands and often poorly capitalized dealer customers carrying low levels of inventory, makes 5.11 the go-to provider of tactical gear and apparel. 5.11’s significant investment in inventory provides a competitive advantage versus its smaller less well capitalized competitors.
Business Strategies
Further Expand into Consumer Market - 5.11 is well-positioned to continue investing in retail locations throughout the United States. 5.11 currently has ten company-owned retail locations, and management believes that there are significant opportunities to increase this footprint. 5.11 also sells to many outdoor specialty retailers and management believes there are opportunities to expand sales through increased penetration and improved merchandising.
Continue Penetration of Domestic Professional Channel - 5.11 continues to benefit from the domestic professional public safety market, which provides a stable base of recurring growth. Going forward, 5.11 will continue to grow within the domestic professional public safety channel through (i) continued conversion of institutional contract opportunity pipeline; and (ii) market share gains from continued product innovation and improved merchandising.
International Market Expansion - The international market remains an underpenetrated opportunity for 5.11. 5.11 will continue international sales development through building country-specific sales and operations infrastructure, executing on both near and medium term large foreign government contract opportunities, and expanding consumer awareness of the 5.11 brand.
Customers and Distribution Channels
5.11 services a wide range of customers including first responders, the military, and outdoors enthusiasts in over 90 countries. The primary distribution channels can be segmented into two categories: professional and consumer. 5.11's working capital needs do not differ substantially from those of its competitors in the industry and generally reflect the need to carry significant amounts of inventory to meet the requirements of its customers.
The domestic professional channel is characterized by thousands of unique “specified” product contracts with individual public safety departments, serviced through a network of more than one-thousand local third party dealers. Public safety departments include federal, state, county, city and local law enforcement, firefighters, and EMS,. Similar to the domestic professional channel, the international professional channel also consists of many unique “specified” product contracts with individual foreign governmental departments, serviced either directly by 5.11 or through a network of international dealers. Large contracts with government agencies are referred to as Direct-to-Agency (“DTA”). A typical DTA sales process is driven primarily by lengthy governmental approval processes and can take upwards of 18 to 36 months.
Within the consumer segment, the consumer wholesale channel is comprised of (i) outdoor specialty retailers, (ii) military exchanges, and (iii) online. The consumer direct channel is comprised of (i) e-commerce sales directly through the 5.11 website, www.511tactical.com, and (ii) company-owned retail stores. 5.11 has ten company-owned retail locations in the U.S.; six stores are located in California (Fresno, Riverside, Sacramento, Carson, and San Diego) and one store is located in each Las Vegas, Nevada, Denver, Colorado, Salt Lake City, Utah, and Dallas, Texas.
For the year ending December 31, 2016, professional channel sales accounted for approximately 69% of total sales; approximately 5% of total sales were in the form of DTA sales. The consumer channel accounted for approximately 26% of total sales.
5.11’s top 10 customers comprised approximately 27% and 29% of total sales in the year ended December 31, 2016 and 2015, respectively.
Sales and Marketing
5.11’s sales organization consists of a mix of direct employees, independent contractors and sales agencies. The domestic salesforce develops direct relationships with thousands of individual public safety departments around the U.S. and participates in thousands of requests for proposal (RFP) processes annually. The salesforce works directly with over 925 local dealers to service local public safety departments once a 5.11 product receives “spec” as part of the RFP process.
The international salesforce covers three primary regions: Asia Pacific, Europe, Middle East and Africa ("EMEA") and Latin America. While the company does fulfill some orders directly to international customers through its 5.11 website, most sales are serviced through third party distributors and dealers in foreign jurisdictions.
5.11 has implemented a multi-pronged marketing plan including investments in (i) professional and consumer product catalogues; (ii) print media; (iii) tradeshows; (iv) shop-in-shop retail concepts; and (v) digital and social media content.
Suppliers
5.11 operates an efficient, low-cost supply chain, sourcing most its products through contract manufacturers in the Asia Pacific region. Production from Vietnam accounted for approximately 40% of 5.11’s purchases for the year ending December 31, 2016 and represented 5.11’s largest sourcing region. No single core product is 100% sourced by any one vendor. Management believes that 5.11’s principal manufacturers have the additional capacity to accommodate future growth.
Production of Beyond products occurs primarily through domestic subcontract facilities in the U.S. and through the brand’s headquarters in Seattle, Washington.
To ensure vendor reliability and quality, 5.11 established a sourcing office in Hong Kong. The office employs approximately 50 individuals whose primary functions include vendor management, commercialization, product development, production planning, vendor compliance, quality assurance and compliance.
Intellectual Property
5.11 relies on brand name recognition and a combination of trademarks and patents in order to differentiate itself from the competition. 5.11 currently has 14 utility patents and 7 design patents issued, in addition to 14 utility and 3 design patents pending registration. 5.11 currently owns 306 registered trademarks including 2 trade dress registrations. The company has in-house general counsel that manages the registration and defense of 5.11 intellectual property.
Regulatory Environment
Management is not aware of any existing, pending, or contingent liabilities that could have a material adverse effect on 5.11’s business. 5.11 is proactive regarding regulatory issues and is in compliance with all relevant regulations. Management is not aware of any potential environmental issues.
Employees
As of December 31, 2016, 5.11 employed a total of 553 non-unionized, full-time employees, 36 independent contractors, and 66 temporary workers. None of 5.11’s employees are subject to collective bargaining agreements. Management believes that 5.11 has an excellent relationship with its employees.
Ergobaby
Overview
Ergobaby is dedicated to building a global community of confident parents with smart, ergonomic solutions that enable and encourage bonding between parents and babies. Ergobaby offers a broad range of award-winning baby carriers, blankets and swaddlers, nursing pillows, and related products that fit into families’ daily lives seamlessly, comfortably and safely.  Ergobaby is headquartered in Los Angeles, California.
For the fiscal years ended December 31, 2016, 2015 and 2014, Ergobaby had net sales of approximately $103.3 million, $86.5 million and $82.3 million, respectively. Ergobaby had operating income totaling $17.2 million, $22.2 million and $18.1 million in the years ended December 31, 2016, 2015 and 2014, respectively. Ergobaby had total assets of $184.4 million and $110.5 million at December 31, 2016 and 2015. Ergobaby’s net sales represented 10.6%, 11.9% and 12.9% of our consolidated net sales for the year ended December 31, 2016, 2015 and 2014, respectively.
History of Ergobaby
Ergobaby was founded in 2003 by Karin Frost, who designed her first baby carrier following the birth of her son. The baby carrier product line has since expanded into 3-position and 4-position carriers, with multiple style variations. In its second year of operations, Ergobaby sold 10,500 baby carriers and by 2016 sold over 1.1 million in the year. In order to support the rapid growth, in 2007, Ergobaby made a strategic decision to establish an operating subsidiary (“EBEU”) in Hamburg, Germany. We purchased a majority interest in Ergobaby on September 16, 2010.
On November 18, 2011 Ergobaby acquired Orbit Baby for approximately $17.5 million. Founded in 2004 and based in Newark, California, Orbit Baby produced and marketed a luxury line of strollers and car seats that utilized a patented hub ring to allow parents to easily move car seats from car seat bases to stroller frames in an instant without the need for any additional components. During the second quarter of 2016, Ergobaby's board of directors approved a plan to dispose of the Orbit Baby product line and in the fourth quarter of 2016, most of the Orbit Baby tooling and intellectual property was sold to Orbit Baby’s Korean distributor.
On May 12, 2016, Ergobaby acquired membership interests of New Baby Tula LLC (“Baby Tula”) for approximately $73.8 million, excluding a potential earn-out payment. Baby Tula designs, markets and distributes baby carriers and accessories.

In 2013, Ergobaby expanded its portfolio into the sleep category. The launch of the Ergobaby Swaddler which focused on a unique, method of swaddling newborns while retaining healthy hip and arm positioning, was the first significant category expansion outside of baby carriers for the Ergobaby brand. In 2016, Ergobaby expanded its offering in the sleep category with the launch of its Baby Sleeping Bag. Baby Tula is also in the sleep category with its blanket offering.

In 2014, Ergobaby launched the Ergobaby Four-Position 360 Baby Carrier which expanded on Ergobaby’s leadership in the baby carrier category by offering an ergonomic, outward forward facing position for the baby and comfort for the parent. The Ergobaby 360 Carrier won the 2014 JPMA Innovation award in the baby carrier category. In 2016, Ergobaby launched the 3-Position Adapt Baby Carrier that is geared for newborns to toddlers (7lbs-45lbs).
Industry
Ergobaby competes in the large and expanding infant and juvenile products industry. The industry exhibits little seasonality and is somewhat insulated from overall economic trends, as parents view spending on children as largely non-discretionary in nature. Consequently, parents spend consistently on their children, particularly on durable items, such as car seats, strollers, baby carriers, and related items that are viewed as necessities. Further, an emotional component is often a factor in parents’ purchasing decisions, as parents’ desire to purchase the best and safest products for their children. As a result, according to the USDA’s most recent report on Expenditures on Children by Families 2013 (released in August 2014), parents on average, spend between $9,130 and $25,700 on their child on an annual basis for related housing, food, transportation, clothes, healthcare, daycare and other items, depending on age of the child and annual income. The amount spent by parents in the highest income group (before tax income greater than $106,540) was more than twice the amounts spent by parents in the lowest income group (before tax income of less than $61,530). On average, households spent between 14 - 25% of their before-tax income on a child. Similar patterns are seen in other counties around the world.
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
In purchases of baby durables, parents often seek well-known and trusted brands that offer a sense of comfort regarding a product’s reliability and safety. As a result, brand name, comfort and safety certifications can serve as a barrier to entry for competition in the market, as well as allow well-known brands such as Ergobaby and Baby Tula to compete in a growing premium segment.

Products and Services
Baby Carriers
Ergobaby has two main baby carrier product lines: baby carriers and related carrier accessories, sold under both the Ergobaby and Tula brands. Ergobaby’s baby carrier designs supports a natural, ergonomic sitting position for babies, eliminating compression of the spine and hips that can be caused by unsupported suspension. The baby carrier also balances the baby’s weight to parents’ hips and shoulders, and alleviates physical stress for the parent. Both Ergobaby’s 3-Position and 4-Position baby carriers have been recognized by the International Hip Dysplasia Institute as being “hip healthy”. Additional accessories are provided to complement the baby carriers including the popular Infant Insert.
Within the Ergobaby Baby Carrier product line, Ergo sells 3-Position and 4-Position baby carriers in a variety of style and color variations and Baby Tula sells 3-Position, Standard, Toddler and Wrap Conversion fashion-oriented baby carriers. Baby Carrier sales were approximately $84.0 million, $68.6 million and $63.1 million in the years ended December 31, 2016, 2015, and 2014, respectively, and represented approximately 81%, 79% and 77%, of total sales in 2016, 2015, and 2014, respectively.
Within the baby carrier accessories category, the Infant Insert is the largest sales component of the accessory category, representing more than half of total accessory sales for 2016, 2015, and 2014. Accessory sales were $10.5 million, $9.1 million, and $8.7 million, in 2016, 2015, and 2014, respectively and represented approximately 10% in 2016, 11% in 2015 and 11% in 2014, of total sales.
Ergobaby’s core Baby Carrier product offerings with average retail prices are summarized below:
Ergo

•	4 styles of baby carriers - $115 - $195

•	3 styles of Infant Inserts - $25 - $38

Tula

•	3 styles of baby carriers - $149 - $900

•	1 styles of Infant Inserts - $40
Competitive Strengths
Ergobaby innovation - Ergobaby Carriers are known for their unsurpassed comfort. Ergobaby’s superior design results in improved comfort for both parent and baby. Parents are comfortable because baby’s weight is evenly distributed between the hips and shoulders while baby sits ergonomically in a natural sitting position. The concept of baby carrying has increased in popularity in the U.S. as parents recognize the emotional and functional benefits of carrying their baby. Consumers continually cite the comfort, design, and convenient “hands free” mobility the Ergobaby carrier offers as key purchasing criteria. Ergobaby is also recognized as an industry leader in innovation. With the relatively recent launch of the Ergo Four Position 360 Carrier in 2014 and the launch of the Three Position ADAPT carrier in 2016, Ergobaby continues to innovate in the baby carrier segment on a regular basis.
Baby Tula Community - Tula enjoys an active and enthusiastic community who are vocal advocates for the brand. The Tula community acts as both an avid source of feedback on new product launches, which influence future product and patterns, as well as brand influencers to the broader new parenting community.
Business Strategies

Increase Penetration of Current U.S. Distribution Channels - Ergobaby continues to benefit from steady expansion of the market for wearable baby carriers and related accessories in the U.S. and internationally. Going forward, Ergobaby will continue to leverage and expand the awareness of its outstanding brands (both Ergobaby and Baby Tula) in order to capture additional market share in the U.S., as parents increasingly recognize the enhanced mobility, convenience, and the ability to remain close to the child that all Ergobaby carriers enable. Ergobaby currently markets its products to consumers in the U.S. through brick-and-mortar retailers, national chain stores; online retailers; and directly through Ergobaby.com and Babytula.com websites.

International Market Expansion - Testimony to the global strength of its lifestyle brand, Ergobaby derives approximately 56% of its sales from international markets. Like it has in the U.S., Ergobaby can continue to leverage the Ergo and Tula brand equity in the international markets it currently serves to aggressively drive future growth, as well as expand its international presence into new regions. The market for Ergobaby’s products abroad continues to grow rapidly, in part due to the growth in the number of births worldwide and the fact that in many parts of Europe and Asia, the concept of baby wearing is a culturally entrenched form of infant and child transport.

New Product Development - Management believes Ergobaby has an opportunity to leverage its unique, authentic lifestyle brands and expand its product line. Since its founding in 2003, Ergobaby has successfully introduced new carrier products to maintain innovation, uniqueness, and freshness within its baby carrier and travel system product lines. In addition to expanding into new product carriers like swaddling and nursing pillows, Ergobaby has become the baby carrier industry leader with the launch of the 4-Position 360 baby carrier and looks to continue its leadership position with new product launches in 2017.
Customers and Distribution Channels
Ergobaby primarily sells its products through brick-and-mortar retailers, national chain stores, online retailers and distributors and derives approximately 56% of its sales from outside of the U.S. In Europe, Ergobaby products are sold through its German based subsidiary, which services brick-and-mortar retailers and online retailers in Germany and France; it’s United Kingdom based subsidiary; and its Tula subsidiary in Poland; as well as a network of distributors located in Finland, Russia, Belgium, the Netherlands, Sweden, Norway, Spain, Denmark, Italy, Turkey and the Ukraine. Customers in Canada are predominately serviced by Ergobaby’s Canadian subsidiary. Sales to customers outside of the U.S. and European markets are predominantly serviced through distributors granted rights, though not necessarily exclusive, to sell within a specific geographic region.
Sales and Marketing
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
Ergobaby had approximately $12.8 million and $15.1 million in firm backlog orders at December 31, 2016 and 2015, respectively.
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
The primary global competitors in this segment are Baby Bjorn, Chicco, Britax and Manduca, which also market products in the premium price range. Especially in the U.S., Ergobaby brands also compete with several smaller companies that have developed wearable carriers, such as Beco, Boba, and LilleBaby. Within the soft-structured baby carrier segment, Ergobaby benefits from strong distribution, good word of mouth, and the functionality of the design.
Suppliers
During 2016, Ergobaby sourced its Ergo carrier and carrier accessory products from Vietnam and India, and manufactured its stroller systems and accessory products in China.  Baby Tula products predominantly were produced from factories in Mexico, Poland and Turkey and were also produced in its own facility located in Poland. In 2012, Ergobaby began sourcing carriers and accessories from a manufacturing facility in Vietnam.  Vietnam accounted for approximately 63% of Ergobaby’s purchases in 2016. Ergobaby partnered with a manufacturer located in India in 2009, which manufactures Ergobaby’s carriers and accessories, and represented approximately 18% of Ergobaby’s purchases in 2016. The Orbit Baby stroller systems and accessories were manufactured in China and purchases from its primary China based manufacturing facility accounted for approximately 7% of Ergobaby purchases. Baby Tula sourced its carrier and accessory and blanket products from Mexico, Poland and Turkey, purchases from these three locations accounted for approximately 11% of Ergobaby purchases. Management believes its manufacturing partners have the additional capacity to accommodate Ergobaby’s projected growth.

Intellectual Property
Ergobaby maintains and defends a U.S. and international patent portfolio on some of its various products, including its 3-position and 4-position carriers.  Currently, it has 11 patents (including allowances) and 21 patents pending in the U.S. and other countries. Ergobaby also depends on brand name recognition and premium product offering to differentiate itself from competition.
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
Employees
As of December 31, 2016, Ergobaby employed 203 persons in 9 locations. None of Ergobaby’s employees are subject to collective bargaining agreements. We believe that Ergobaby’s relationship with its employees is good.

Liberty Safe
Overview
Liberty Safe, headquartered in Payson, Utah and founded in 1988, is the premier designer, manufacturer, and marketer of home, gun and office safes in North America. From its over 314,000 square foot manufacturing facility, Liberty Safe produces a wide range of home, office and gun safe models in a broad assortment of sizes, features and styles ranging from an entry level product to good, better and best products. Products are marketed under the Liberty Safe brand, as well as a portfolio of licensed and private label brands, including including Cabela’s, Case IH, and John Deere. Liberty Safe’s products are the market share leader and are sold through an independent dealer network (“Dealer sales”) in addition to various sporting goods, farm and fleet, and home improvement retail outlets (“Non-Dealer sales” or “National sales”). Liberty Safe has the largest independent dealer network in the industry.
Historically, approximately 55% of Liberty Safe’s net sales are Non-Dealer sales and 45% are Dealer sales.
For the fiscal years ended December 31, 2016, 2015 and 2014, Liberty Safe had net sales of approximately $103.8 million, $101.1 million and $90.1 million, respectively, and operating income of $13.2 million and $11.9 million for the years ended December 31, 2016 and 2015, respectively, and an operating loss of $2.7 million in 2014. Liberty Safe had total assets of $72.1 million and $77.1 million at December 31, 2016 and 2015, respectively. Net sales from Liberty Safe represented 10.6%, 13.9% and 14.2% of our consolidated net sales for the year ended December 31, 2016, 2015 and 2014, respectively.
History of Liberty Safe
The Liberty Safe brand and its leading market share has been built over a 28 year history of superior product quality, engineering and design innovation, and leading customer service and sales support. Liberty Safe has a long history of continuous improvement and innovative approaches to sales and marketing, product development and manufacturing processes. Significant investments over the last five years have solidified Liberty Safe’s reputation for providing substantial value to retailers and enhanced its long-standing position as the leading producer of premium home, office and gun safes.
Liberty Safe commenced operations in 1988 and throughout 1991 and 1992, increased its distribution capabilities, establishing a regional sales force model to better serve the Dealer channel. This expanded sales coverage gave Liberty Safe the needed organizational structure to provide ready support and products nationwide, helping to establish its reputation for service to its customers. On the strength of its growing reputation and national sales presence, Liberty Safe achieved the status of the #1 selling safe company in America in 1994, according to Sargent and Greenleaf data, the major lock supplier to the industry, a position that it has maintained to this day. In 2001, Liberty Safe opened its current state-of-the-art facility in Payson, Utah and consolidated all of its manufacturing and distribution operations to a centralized location. As the only facility in the industry utilizing significant automation and a streamlined roll-form manufacturing process, it represented a significant step forward when compared to the production capabilities of its competitors. Incremental investments following the consolidation have solidified Liberty Safe’s position as the preeminent low-cost and most efficient domestic manufacturer.

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
During 2011, Liberty Safe constructed a new production line that has allowed Liberty to build entry level safe products in-house. This production line produces home and gun safe models that were previously completely sourced through foreign manufacturers. The production line began operations in February 2012 and Liberty is currently manufacturing three different sizes of safes on this line which translates into several new SKUs. Liberty invested over $9.0 million to build the line. This investment in production capacity now makes Liberty Safe the largest manufacturer of home, office and gun safes in the world. This added investment in capacity in the U.S. will allow Liberty Safe to provide shorter lead times and more competitive pricing to its North American customer base. This will allow Liberty Safe to capture additional market share, growing its revenue base and adding more margin dollars to the bottom line.
We purchased a majority interest in Liberty Safe on March 31, 2010.
Industry
Liberty Safe competes in the broadly defined North American safe industry which includes fire and document safes, media and data safes, depository safes, gun safes and cabinets, home safes and hotel safes. According to Global Industry Analysts, (“GIA”) March 2008 report, the global safe industry was estimated to be approximately $2.9 billion of wholesale sales in 2008, and grew consistently at an estimated CAGR of 4.3% from 2000 to 2009. Consistent growth has been one of the defining characteristics of this industry. The safe industry experienced a boom and bust cycle in 2013 and 2014 as a result of the threat of increased legislation regulating gun ownership prompting significant demand in 2013. The significant increase in demand experienced in 2013 subsided in 2014 as retail chains overbought inventory in late 2013, resulting in depressed sales throughout 2014 for gun safe manufacturers. The industry saw a return to normalized sales levels during 2015.
Products and Services
Liberty Safe offers home, office and gun safes with retail prices ranging from $400 to $8,000. Liberty Safe produces 32 home and gun safe models with the most varied assortment of sizes, feature upgrades, accessories and styling options in the industry. Liberty Safe’s premium home and gun safe product line covers sizes from 12 cu. ft. to 50 cu. ft. with smaller sizes available for its personal home safe. Liberty Safe markets its products under Company-owned brands and a portfolio of licensed and private label brands, including Case IH, Cabela’s, John Deere and others. Liberty Safe also sells commercial safes, vault doors, handgun vaults, and a number of accessories and options. The overwhelming majority of revenue is derived from the sales of safes.
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
State-of-the-Art and Scalable Operations - Over the past five years, management has constructed a highly scalable operational platform and infrastructure that has positioned Liberty Safe for substantial sales growth and enhanced profitability in the coming years. Liberty Safe transitioned itself from a manufacturing oriented operating culture to a demand-based, sales-oriented organization. Its strategic transition required the implementation of a demand-based sales and operating platform, which included (i) new equipment to drive automation and capacity improvements; (ii) re-engineered product lines and production processes to drive efficiency through greater standardization in production; and (iii) new employee incentives tied to labor efficiency, which has improved worker performance as well as employee attitude. These initiatives are enhanced by an experienced senior executive team, a balanced sourcing and in-house manufacturing production strategy, advanced distribution capabilities and sophisticated IT systems. Liberty has combined its demand-based sales and operating initiatives with upgraded production equipment to drive multiple operational improvements. Since 2007, Liberty has reduced its lead times from 4 - 6 weeks to approximately twenty-one days or less. These shorter production cycles coupled with better demand forecasting have significantly reduced working capital needs for the business. During 2013, lead times actually increased due to a significant spike in demand for safes from its customers. That demand spike subsided towards the end of fiscal 2013 where again, shorter lead times were experienced. Improved automation and workflow organization have decreased labor hours from 8.2 in 2005 to 7.7 in 2016 for rolled steel safes. For the new production line built in 2011, the average labor hours per safe is 2.4. These recent initiatives combined with Liberty’s cumulative historical investments in operational capabilities have created a lasting competitive advantage over its smaller competitors, who utilize labor-intensive operations and lack the company’s lean manufacturing culture.
Historically, Liberty Safe maintained an optimal mix of in-house and Asian-sourced manufacturing in order to improve its ability to meet customer inventory needs. Beginning in 2012, Liberty Safe began manufacturing entry level safes that were previously completely sourced from an Asian manufacturer, on its new production line. In 2013, the market enjoyed unprecedented heightened demand related to gun sales resulting from threats of additional gun legislation. This caused Liberty Safe to reinstitute its import channel of safes. In 2014, approximately 84% of safes were made in the United States while the balance came from imported product. This was necessary as demand exceeded Liberty’s manufacturing capacity in 2013. As a result of the boom and bust cycle experienced by Liberty, and the return to more normalized levels of demand, Liberty canceled most of its import channel of safes during the second half of 2014. In 2016, only about 3% of safes sold by Liberty were sourced in Asia.
For the past ten years, Liberty Safe has leased a manufacturing and distribution facility in Payson, Utah that management believes represents the most scalable domestic facility in the industry. Liberty Safe’s multi-faceted production capabilities allow for substantial flexibility and scalable capacity, thus assuring a level of supply chain execution far superior to any of its competitors.
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
Business Strategies
Liberty Safe has experienced strong historical growth while executing on multiple new sales and operational initiatives, positioning it to continue to increase its scale and improve profitability. Liberty’s growth strategy is rooted in the sales and marketing and operational initiatives that have spurred its expansion into new accounts and increased penetration of existing accounts. Liberty has significant opportunity in its existing channels to continue to build upon its already strong market share. In addition to growth within its current channels, Liberty’s core competencies can be successfully applied to ventures in the broader security equipment market. Liberty has explored certain of these opportunities, but due to the prioritization of operational initiatives and expansion opportunities within existing channels, they have not been aggressively pursued. Potential near-to-medium term areas for expansion of Liberty’s platform include:

•	Expand Liberty’s product line into the broader home and office safe market through current customers or new distribution strategies;

•	Further develop international distribution by entering new countries and expanding current limited presence in Canada, Mexico and Europe;

•	Enter the residential security market through a strategic partnership with a provider of residential security service solutions to provide a more complete physical and electronic security solution;

•	Acquire businesses within the premium home and gun safe industry and/or leverage Liberty’s platform into new products or channels; and

•	Offer additional accessory products to existing distribution networks.

Research and Development
Liberty Safe is the engineering and design leader in its sector, due to a history of first-to-market features and standard-setting design improvements. Liberty’s proactive solicitation of feedback and constant interaction with consumers and retail customers across diverse channels and geographies enables Liberty Safe to stay at the forefront of customer demands. Liberty’s approach to product development increases the likelihood of market acceptance by creating products that are more relevant to consumers’ demands. Research and development costs were $0.3 million in 2016, $0.6 million in 2015, and $1.0 million in 2014.
The below charts represents some of the recent innovations in product design (and functionality) that have come about from Liberty’s dedication to R&D:

Product	Function/Benefit
Cool Pocket ™	Keeps documents 50% cooler than rest of safe
Integrated lighting system	Automatic on/off interior lights
New Palusol Heat activated door seal	Seal expands seven times its size in fire
Liberty Tough Doors	Enhanced protection against side bolt prying
Marble gloss powder coat paint	Provides smooth glass finish
4 in 1 Flex storage system	Adjustable shelving configurations
Door panels	Pocket variety to store handguns and other items
Magnetic magazine mount	Ammunition storage that adhere to any surface
Bright view wand light kit	Provides better lighting solution
Bow hanger	Allows bow to hang in safe
Safe Alert sensor	Monitors and alerts owners of temperatures inside the safe
In addition to product enhancements, new products, such the plate-door National Security Classic, and a new, 6-SKU line of handgun vaults were launched in 2015 from Liberty’s commitment to R&D. In 2016, Liberty introduced a new 3-section “Extreme” interior design, new safe covers, new handgun vault designs, a couple of new safe sizes, and a few other new products.
Based on consumer feedback, Liberty saw demand for safes that were capable of holding more valuables within the safe but at a lower price point than Liberty’s current large safe models. Within 3 months of conception, Liberty introduced the successful Fatboy® series in February 2010. The Fatboy® and Fatboy Jr.® models, which are wider and deeper than traditional safes, were a natural complement to Liberty’s current products, targeted at a specific customer need. The introduction and success of the Fatboy® series demonstrates Liberty’s proven ability to recognize market opportunities, engineer a responsive product and execute market delivery. Beginning in 2012, Liberty Safe introduced five new SKUs, manufactured on its new production line, with a unique locking system to service the entry level safe market.
Customers and Distribution Channels
Liberty Safe has fostered long-term relationships with leading national retailers (National or Non-Dealer) as well as numerous Dealers, enabling Liberty Safe to achieve considerable brand awareness and channel exposure. Through significant investment in its national accounts sales and marketing efforts, Liberty Safe has also become the leading supplier to National accounts. Expansion into National accounts is part of Liberty Safe’s strategy to reach a broader customer base and more varied demographics. National account customers include sporting goods retailers, farm and fleet retailers, and home improvement retailers. As of December 31, 2016, 2015 and 2014, Liberty Safe had 13, 15 and 14 Non-Dealer account customers, respectively, that are estimated to have accounted for approximately 50%, 55% and 56% of net sales, respectively.
Dealer customers include local hunting and fishing stores, hardware stores and numerous other local, independent store models. As of December 31, 2016, 2015 and 2014, there were 392, 356 and 321 Dealers that accounted for 50%, 45% and 44% of net sales, respectively.
Liberty Safe’s two largest customers accounted for approximately 36.5%, 37.1% and 30.0% of net sales in 2016, 2015 and 2014, respectively.
Seasonality
Liberty Safe typically experiences its lowest earnings in the second quarter due to lower demand for safes at the onset of summer.

Sales and Marketing
Liberty Safe possesses robust sales and marketing capabilities in the safe industry. Liberty Safe utilizes separate sales teams for National accounts and Dealers, which enables it to provide more focused and effective strategies to manage and develop relationships within different channels. Liberty Safe has made significant recent investments in the development of a comprehensive sales and marketing program including merchandising, sales training and tools, promotions and supply chain management. Through these various initiatives, Liberty Safe offers highly adaptable programs to suit the varying needs of its retailers. This has enabled Liberty Safe to become a key supplier across diverse channels. Liberty Safe began advertising nationally on the Glenn Beck radio show in the second half of 2010. This advertising has been highly successful and Liberty has continued this advertising in each of the following years and intends on continuing this advertisement in the future. Liberty also began advertising nationally with Sean Hannity during the last few months of 2016, and will continue that campaign throughout 2017.
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
Liberty purchased approximately 29 million pounds of steel in 2016 primarily from domestic suppliers, using contracts that lock in prices two fiscal quarters in advance. Liberty Safe purchases coiled and flat steel in gauges from four to fourteen. Liberty Safe specifies rigorous requirements related to surface and edge finish and grain direction. All steel products are checked to ASTM specification and dimensional tolerances before entering the production process.
Liberty Safe had approximately $8.4 million and $7.1 million in firm backlog orders at December 31, 2016 and 2015, respectively.
Intellectual Property
Liberty Safe relies upon a combination of patents and trademarks in order to secure and protect its intellectual property rights. Liberty Safe currently owns 32 trademarks and 4 patents on proprietary technologies for safe products.

Regulatory Environment
Liberty Safe's management believes that Liberty Safe is in compliance with applicable environmental and occupational health and safety laws and regulations. Liberty Safe has recently moved to a powder paint application in order to reduce hazardous VOC emissions.
Employees
As of December 31, 2016, Liberty Safe had 322 full-time employees and 139 temporary employees. Liberty’s labor force is non-union. Management believes that Liberty Safe has an excellent relationship with its employees.

Manitoba Harvest
Overview

Headquartered in Winnipeg, Manitoba, Manitoba Harvest is a pioneer and leader in branded, hemp-based foods. Manitoba Harvest’s products, which Management believes are among the fastest growing in the natural foods industry, are currently carried in approximately 13,000 retail stores across the United States and Canada. Manitoba Harvest’s hemp-exclusive, all natural product lineup includes hemp hearts, protein powder, hemp oil and snacks. As the world’s largest vertically-integrated hemp food manufacturer, Manitoba Harvest is involved in every aspect of the hemp production process, from “seed-to-shelf.” All of Manitoba Harvest’s products are an excellent source of plant-based protein and essential fatty acids, including omega-3, gamma-linolenic acid and stearidonic acid. The hemp-based food market is rapidly growing as consumers become aware of the unique combination of great taste and nutritional benefits of hemp-based foods. We purchased a majority interest in Manitoba Harvest on July 10, 2015.

On December 15, 2015, Manitoba Harvest acquired all of the outstanding stock of Hemp Oil Canada Inc. (“HOCI”). HOCI is a wholesale supplier and a private label packager of hemp food products and ingredients.

For the fiscal years ended December 31, 2016 and December 31, 2015 (from the date of acquisition), Manitoba Harvest had net sales of $59.3 million (C$79.9 million) and $17.4 million (C$23.1 million), respectively, and operating income of $0.3 million (C$0.4 million) in 2016, and an operating loss of $0.3 million (C$8.2 million) in 2015. Manitoba Harvest had total assets of $148.4 million (C$200.8 million) at December 31, 2016 and $146.7 million (C$205.4 million) at December 31, 2015. Net sales for Manitoba Harvest in 2016 represented 6.1% of our consolidated net sales. Net sales for Manitoba Harvest (from the date of acquisition to December 31, 2015) represented 2.4% of our consolidated net sales for the year ended December 31, 2015. In 2016, approximately 53% of Manitoba Harvest's gross sales were to customers in the United Sates and approximately 36% of gross sales were to customers within Canada. The remaining 11% of gross sales were primarily to customers in Korea and Japan.

History of Manitoba Harvest

Founded in 1998 following the legalization of industrial hemp production in Canada, Manitoba Harvest has been an industry leader in the manufacture of the highest quality hemp food products while educating people on hemp nutrition. Manitoba Harvest initially sold the company’s raw hemp seed and oil products in natural food stores with distribution and marketing efforts focused on promotion of consumer acceptance of hemp seeds as a food product. In 2001, Manitoba Harvest began selling their products at Whole Foods and Loblaws, one of Canada’s largest supermarket chains, which allowed for expansion beyond natural food stores. As hemp food products continued to gain mainstream acceptance, Manitoba Harvest launched additional hemp-based products, including a hemp protein powder line, a hemp smoothie line and hemp based snacks. Manitoba Harvest’s facility in Winnipeg achieved organic certification in 2004 and non-GMO verification in 2009. Manitoba Harvest has the highest level of global certification in food safety and quality and is the first and only hemp-based food company to achieve British Retail Consortium Global Food Safety Initiative (“GFSI”) certification. Leveraging its proven innovation capabilities and position as an industry leader, Manitoba Harvest is currently introducing new product formats with broad appeal, and expanding its retail channels, particularly grocery channels, to capitalize on strong demand from existing customers and to broaden its appeal to reach mainstream consumers. With the acquisition of HOCI, Manitoba Harvest has added a leading manufacturer and supplier of hemp food products and ingredients for a global customer base.

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

As a crop, hemp is a low impact and environmentally sustainable resource that can be grown without pesticides or agricultural chemicals. Hemp is beneficial to the agricultural supply chain, aiding in weed suppression and soil building, making it a favored rotation crop. Hemp comes from the Cannabis sativa L. subspecies sativa, which is a different subspecies from that grown to produce marijuana, subspecies indica. Hemp contains 0.001% Tetrahydrocannabinol (“THC”). Although it is completely legal to further process and consume hemp-based food products in the U.S., it is currently illegal to cultivate hemp or process live seeds. As a result, U.S. marketers of hemp based products must import 100% of the hemp seed, oil and fiber that they need. However, the regulatory environment in the U.S. is slowly changing. The U.S. Agriculture Act of 2014 defined industrial hemp as distinct from marijuana and authorized institutions of higher learning and state agriculture departments to grow industrial hemp for research and agricultural pilot programs. As a result, certain states that have legalized hemp cultivation have begun to authorize farmers to plant and grow hemp for experimental purposes.

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

Hemp-based foods are considered a superfood that are rich in healthy fats and other important minerals; furthermore, hemp seeds are an excellent dietary source of easily digestible plant based protein. The unique nutritional profile of hemp foods appeals to a broad base of modern diets, ranging from paleo to vegetarian diets. Manitoba Harvest broadly competes in the Nuts & Seeds and Protein Powder categories, which Nielsen estimates to be $4.4 billion and $540 million at retail, respectively. The Hemp Industries Association estimates that retail sales of hemp food and body care products in the United States totaled $283 million in 2015.

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

Hemp Hearts - Hemp Hearts are raw shelled hemp seeds and have a slightly nutty taste, similar to that of a sunflower seed or a pine nut. Hemp Hearts contain 10 grams of plant-based protein and 10 grams of omega essential fatty acids per 30 gram serving. Hemp Hearts can be used as a topping for yogurt, salads, cereal, as a component for smoothies and other meals, or eaten directly from the package. Manitoba Harvest offers Hemp Hearts in all-natural and organic varieties through a number of SKUs. Hemp Hearts are all-natural and non-GMO verified. Hemp Hearts represented approximately 69% of Manitoba Harvest’s gross revenues in 2016.

Hemp Protein Powder - Manitoba Harvest offers a variety of plant based proteins that serve a multitude of culinary and dietary needs including Hemp Pro 70®, Hemp Pro 50®, Hemp Pro Fiber® and Hemp Protein Smoothie. Hemp Pro 70® is a hemp protein concentrate that is 65% protein by weight and high in omega essential fatty acids. Hemp Pro 70® is available in several flavors including vanilla and chocolate, which were introduced in 2014 as an extension of the protein powder product line. Hemp Pro 50® is a raw hemp protein powder that is 50% protein by weight and features a balance of protein and fiber. Hemp Pro 70 and Hemp Pro 50 are plant-based products that are great complements to fruit smoothies, while Hemp Pro Fiber is a great source of protein, essential fatty acids and other nutrients that also offers a high amount of fiber per serving. Hemp Pro Fiber® is raw hemp protein powder, but also offers 52% of the daily recommended fiber intake. Hemp Pro Fiber is a versatile product that can be blended into smoothies, added to yogurt and hot cereal, or incorporated into baking products. Hemp Protein Smoothie was launched in 2015 and is a plant-based nutritional powder that includes 15 grams of protein and 2.6 grams of omega essential fatty acids per 30 gram serving, and is designed to mix easily into smoothies and other drinks.     Manitoba Harvest offers hemp protein products in all-natural and organic varieties, and all protein powders are non-GMO verified. Hemp protein powders represent approximately 17% of Manitoba Harvest’s gross revenue in 2016.

Hemp Snacks and Other Products - During 2015, Manitoba Harvest expanded their product lines with the introduction of Hemp Heart Bites, a convenient, bite sized crunchy snack product, and Hemp Heart Bars, which Manitoba Harvest believes will appeal to the mainstream consumer by featuring a simple and clean ingredient list that contains 10.5 grams of plant based protein and 10 grams of omega essential fatty acids per 45 gram serving. These products were launched in response to demand from existing consumers for a convenient, hemp-based food product. Manitoba Harvest’s other products include Hemp Oil, in both liquid and soft-gel formats, and Hemp Bliss, an organic non-dairy beverage. Hemp oil is a cold-pressed oil with no preservatives or artificial colors and is commonly used as a low heat culinary oil or as an ingredient in dressings or sauces. Hemp snacks, Hemp oil and Hemp Bliss comprised approximately 14% of Manitoba Harvest's gross revenues in 2016.

Competitive Strengths

Leading Brand Recognition & Market Share - Manitoba Harvest is an award winning pioneer and the global leader in branded, hemp based foods. Consumer awareness of hemp-based foods and the Manitoba Harvest brand continues to grow rapidly. Manitoba Harvest has developed considerable brand equity with a growing, highly-loyal, and very passionate consumer following. Consumers tend to be extremely loyal after incorporating Manitoba Harvest’s hemp foods into their lifestyle. Management believes that Manitoba Harvest holds more than 50% of the market share of hemp heart seed sales and hemp protein powder sales in North America.

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

Vertically-Integrated Supply Chain with Long-Term Relationships with Suppliers - Manitoba Harvest enjoys strong relationships with hemp farmers, some dating back to their inception in 1998. Manitoba Harvest has a rigorous qualification process for its suppliers which includes an ongoing supplier scorecard and chooses to purchase hemp seeds from only the highest quality growers. With limited exception, farmers working with Manitoba Harvest are exclusive to them. In North America, hemp is only grown commercially in Canada and Manitoba Harvest accounts for more than 60% of the hemp supply, minimizing risk and ensuring quality hemp seeds for their product. The majority of Canada’s hemp supply outside of Manitoba Harvest’s business goes into ingredient and wholesale markets, making Manitoba Harvest the only vertically-integrated, branded hemp-based food company in North America.

Business Strategies

Manitoba Harvest’s management believes it is well positioned for continued topline growth. As consumer awareness of and demand for hemp based foods increases, Manitoba Harvest will continue to leverage its market leadership and strong brand awareness to grow through existing customers, broadened distribution, new product launches, and expanded ingredients business.

Increasing consumer awareness - Manitoba Harvest was founded with the mission to educate consumers on the health and environmental benefits of hemp-based food products and has taken a grassroots approach to educating consumers. Management estimates that its team interacts directly with more than 300,000 consumers annually, and distributed approximately two million samples to consumers during 2016. In addition to sampling, Manitoba Harvest is driving consumer awareness through existing customer accounts by increasing its investment in in-store displays and product demos, particularly in the United States at retail accounts where consumers are less familiar with the benefits of hemp foods. Additionally, Manitoba Harvest partners with certain retailers to increase consumer awareness. Manitoba Harvest is a co-sponsor of Hemp History Week, an annual event that features hundreds of product demo’s and promo events in major retailers throughout the U.S., including Whole Foods Market.

Continued growth with existing customers - Manitoba Harvest expects to grow same store sales with existing customers by expanding the presence of their products on the shelf throughout stores through the introduction of new formats, improved retail product placement and increased investment in merchandising. Manitoba Harvest also partners with its retail customers to develop new, consumer-centric products, such as the 2015 introduction of the hemp protein smoothie at a large Canadian retailer. In 2016, the hemp protein smoothies were expanded into all channels in Canada and in the United States.

Expansion into new customers - Management believes it has significant opportunity to enter new grocery customers in the mainstream grocery channel, both in Canada and the United States. The grocery channels in both the United States and Canada have experienced significant sales growth in all-natural and organic product categories while sales in traditional product categories have been flat or decreased. Manitoba Harvest recently expanded its direct sales team to improve access and engagement with key retail accounts, adding additional brand ambassadors and territory managers for the purpose of expanding distribution with mainstream U.S. grocery chains by capitalizing on traditional US grocer emphasis on selling products that align with broad based consumer demand for healthy eating.

Continued innovation and new product development - In 2016, the company introduced Hemp Heart Toppers, and two new flavors of Hemp Heart Bites.  Additionally, a new portable, single serve format was introduced for Hemp Protein Smoothie and Hemp Heart Bites. Management plans to continue to innovate on existing product lines through new formats and flavors as well as continued development of new product categories to broaden customer appeal and increase the number of hemp food usage occasions.

Expanded ingredient business - With the acquisition of HOCI in December 2015, Manitoba Harvest added a leading manufacturer and supplier of hemp food products and ingredients. As hemp-based food usage continues to become more widely adopted, management believes the strategic acquisition of HOCI has positioned the company to capitalize on the growing opportunity to be the ingredient supplier of choice to other leading food manufacturers in complementary food product categories.
Research and Development

Manitoba Harvest competes in the natural products industry, which is characterized by research and development and which yields food product innovations that contribute to human wellness and sustainable development.   The scope of research and development is focused on new product development, product enhancement, process design and improvement, packaging, and meeting the needs of the expanding international business.  The continued growth of Manitoba Harvest and ongoing partnerships with industry and government has enabled the company to fund research with universities to support the expansion of peer reviewed publications on the benefits of hemp food products.  Additionally, Management utilizes analytics to manage the evolution of its relationships with its customers, and conducts consumer research during early stages of new product development initiatives in order to identify key success factors. Manitoba Harvest spent approximately $0.3 million on research and development in 2016, and $0.1 million on research and development during 2015 (post-acquisition).

Customers and Distributions Channels

Manitoba Harvest sells its products through three primary retail channels: natural foods, club and grocery. After initially establishing the authenticity of its brand and products in the natural channel at retailers such as Whole Foods Markets and Sprouts, Manitoba Harvest expanded into the club and grocery channel, initially in Canada, and then in the United States and internationally. HOCI sells their hemp food products and ingredients to value-added manufacturers to be used in hemp cereals, hemp milk, nutrition and protein bars and powders, baked goods and salad dressings.

Manitoba Harvest's three largest customers accounted for approximately 47% of total sales in 2016, and approximately 63% of total sales during 2015 (post acquisition).

Sales and Marketing
Manitoba Harvest grows sales within existing retail partners by educating and engaging potential customers through in-store demos, consumer events and sampling.
Sales Organization - In addition to partnering with national natural food channel brokers, Manitoba Harvest’s sales organization consists of sales professionals with direct sales coverage of over 1,000 retail locations. The sales force is led by the Vice President of sales and consists of sales managers, territory managers and brand ambassadors dedicated to specific regions in Canada and the United States. Manitoba Harvest’s sales force is focused on the natural, club and grocery channels, through direct key account coverage and winning sales through a focus on data for category and customer management. In addition to direct sales, the company uses a network of distributors to service many of its customers.

Marketing - Manitoba Harvest focuses the majority of marketing spend in three key areas: demonstrations/sampling, fixed trade spending and promotions. Successful product demonstrations within the club and grocery channels have helped drive increased sales productivity. Manitoba Harvest utilizes fixed trade spending to secure end-cap positions, ad space and off-shelf displays at various retailers. Additionally, they strategically utilize promotions to position its products in prime display space at retailers. To drive future growth, Manitoba Harvest plans to increase spending on demonstrations and sampling - for example the company distributed approximately two million Hemp Hearts, hemp protein powder, Hemp Heart Bites, and Hemp Heart Bars samples in 2016 alone.

Competition
The emerging hemp foods category has a limited number of participants that offer a minimal number of hemp-based products while focusing on a broader assortment of food items. While increasing, competition remains limited due to restricted raw hemp seed access in the United States. Manitoba Harvest’s strong supplier relationships, regulated access to hemp seeds and deep knowledge of the growing and harvesting of hemp afford the company with a unique competitive advantage.

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
Based on its close proximity to many of its growers, Manitoba Harvest has developed long-standing relationships with hemp suppliers and currently maintains relationships that provide access to over 60% of the hemp acreage in Canada. Manitoba Harvest has a rigorous qualification process for its suppliers - maintaining an ongoing supplier scorecard and choosing to purchase hemp from high quality growers. With limited exception, farmers working with Manitoba Harvest are exclusive to them. Manitoba Harvest works with approximately 110 conventional hemp growers (48,750 acres), approximately 20 organic growers (18,000 acres), and 7 hemp seed cleaners. As early leaders of the hemp legalization movement, Manitoba Harvest’s founders have developed in-house expertise on the plant, which they share with their hemp grower partners to help them achieve optimal yield and quality harvests.
Manitoba Harvest processes 100% of its Hemp Hearts, hemp oil and protein powder at its dedicated hemp food products manufacturing facility. Manitoba Harvest has leveraged nearly two decades of hemp food manufacturing expertise and has worked with research scientists to develop proprietary processing technology that is specific to hemp. Their facility in Winnipeg is 32,000 square feet and has an annual processing capacity of 35 million pounds of hemp seed. With the acquisition of HOCI in December 2015, Manitoba Harvest added a newly constructed 37,000 square foot facility capable of processing 50 million pounds of hemp seed.
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
Employees
As of December 31, 2016, Manitoba Harvest employed approximately 150 persons. None of Manitoba Harvest employees are subject to collective bargaining agreements. Manitoba Harvest believes its relationship with its employees is good.

Niche Industrial Businesses
Advanced Circuits
Overview
Advanced Circuits, headquartered in Aurora, Colorado, is a provider of small-run, quick-turn and production rigid PCBs, throughout the United States. Advanced Circuits also provides its customers with assembly services in order to meet its customers’ complete PCB needs. The small-run and quick-turn portions of the PCB industry are characterized by customers requiring high levels of responsiveness, technical support and timely delivery. Due to the critical roles that PCBs play in the research and development process of electronics, customers often place more emphasis on the turnaround time and quality of a customized PCB than on the price. Advanced Circuits meets this market need by manufacturing and delivering custom PCBs in as little as 24 hours, providing customers with over 98% error-free production and real-time customer service and product tracking 24 hours per day. In each of the years 2016, 2015 and 2014, over 60% of Advanced Circuits’ sales were derived from highly profitable small-run and quick-turn production PCBs. Advanced Circuits’ success is demonstrated by its broad base of over 11,000 customers with which it does business throughout the year.
For the full fiscal years ended December 31, 2016, 2015 and 2014, Advanced Circuits had net sales of approximately $86.0 million, $87.5 million and $85.9 million, respectively, and operating income of $22.7 million, $24.1 million and $22.5million, respectively. Advanced Circuits had total assets of $80.9 million and $80.6 million at December 31, 2016 and 2015, respectively. Net sales from Advanced Circuits represented 8.8%, 12.0% and 13.5% of our consolidated net sales for the years 2016, 2015 and 2014, respectively.
History of Advanced Circuits
Advanced Circuits commenced operations in 1989 through the acquisition of a small Denver-based PCB manufacturer, Seiko Circuits. During its first years of operations, Advanced Circuits focused exclusively on manufacturing high volume, production run PCBs with a small group of proportionately large customers. In 1992, after the loss of a significant customer, Advanced Circuits made a strategic shift to limit its dependence on any one customer. As a result, Advanced Circuits began focusing on developing a diverse customer base, and in particular, on meeting the demands of equipment manufacturers with low-volume, high-margin, customized small-run and quick-turn PCBs.
In 1997, Advanced Circuits increased its capacity and consolidated its facilities into its current headquarters in Aurora, Colorado. In 2003, to support its growth, Advanced Circuits expanded its PCB manufacturing facility by approximately 37,000 square feet or approximately 150%. In 2013, Advanced Circuits added approximately 50,000 square feet and moved its administrative and engineering group next door to its production facilities.
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
Production of PCBs in North America has declined since 2000 and was flat in the most recent fiscal years, with a less than 1% decrease, according to the IPC 2014 Analysis. Orders for the fourth quarter of 2014 increased as compared to the fourth quarter in 2013, indicating that 2015 North American PCB production should have modest growth compared to 2014. The rapid decline in United States production was caused by (i) reduced demand for and spending on PCBs following the technology and telecom industry decline in early 2000; and (ii) increased competition for volume production of PCBs from Asian competitors benefiting from both lower labor costs and less restrictive waste and environmental regulations. While Asian manufacturers have made large market share gains in the PCB industry overall, small-run and quick-turn production, some of the more complex volume production and military production have remained strong in the United States.
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

These categories can be further distinguished based on board complexity, with each portion facing different competitive threats. Advanced Circuits competes largely in the small-run and quick-turn production portions of the North American market, which have not been significantly impacted by Asian-based manufacturers due to the quick response time required for these products. Management believes the North American PCB market is estimated to be approximately $3.5 billion in 2016.
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
The following table shows Advanced Circuits’ gross revenue by products and services for the periods indicated:

Gross Sales by Products and Services (1)	Year Ended December 31,
	2016	2015	2014
Small-run Production	21.8%	22.5%	23.5%
Quick-Turn Production	31.8%	31.0%	31.3%
Volume Production (including assembly)	45.2%	46.0%	44.9%
Third Party	1.2%	0.5%	0.3%
Total	100.0%	100.0%	100.0%

(1)	As a percentage of gross sales, exclusive of sale discounts.
Competitive Strengths
Advanced Circuits has established itself as a leading provider of small-run and quick-turn PCBs in North America and focuses on satisfying customer demand for on-time delivery of high-quality PCBs. Advanced Circuits’ management believes the following factors differentiate it from many industry competitors:

•
Numerous Unique Orders Per Day — For the year ended December 31, 2016, Advanced Circuits received on average over 300 customer orders per day. Due to the large quantity of orders received, Advanced Circuits is able to combine multiple orders in a single panel design prior to production. Through this process, Advanced Circuits is able to reduce the number of costly, labor intensive equipment set-ups required to complete several manufacturing orders. As labor represents the single largest cost of production, management believes this capability gives Advanced Circuits a unique advantage over other industry participants. Advanced Circuits maintains proprietary software that maximizes the number of units placed on any one panel design. A single panel set-up typically accommodates 1 to 12 orders. Further, as a “critical mass” of like orders is required to maximize the efficiency of this process, management believes Advanced Circuits is uniquely positioned as an efficient manufacturer of small-run and quick-turn PCBs.

•
Diverse Customer Base — Advanced Circuits possesses a customer base with little industry or customer concentration exposure. During the fiscal year ended December 31, 2016, Advanced Circuits did business with over 9,000 customers and added over 180 new customers per month. For each of the years ended December 31, 2016, 2015 and 2014, no customer represented over 2% of net sales.

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

Acquire Customers from Local and Regional Competitors — Advanced Circuits’ management believes the majority of its competition for small-run and quick-turn PCB orders comes from smaller scale local and regional PCB manufacturers. As an early mover in the small-run and quick-turn sector of the PCB market, Advanced Circuits has been able to grow faster and achieve greater production efficiencies than many industry participants. Management believes Advanced Circuits can continue to use these advantages to gain market share. Further, Advanced Circuits continues to enter into small-run and quick-turn manufacturing relationships with several subscale local and regional PCB manufacturers. Management believes that while many of these manufacturers maintain strong, long-standing customer relationships, they are unable to produce PCBs with short turn-around times at competitive prices. As a result, Advanced Circuits sees an opportunity for growth by providing production support to these manufacturers or direct support to the customers of these manufacturers, whereby the manufacturers act more as a broker for the relationship.

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

Opportunistically Acquire Smaller PCB Manufacturers — Historically, Advanced Circuits has selectively made tuck-in acquisitions of regional PCB manufacturers, including the acquisitions of Circuit Express, Inc. in 2010 and Universal Circuits, Inc. in 2012. Management will continue to seek tuck-in acquisitions of smaller PCB manufacturers where sales and operational efficiencies can be realized, or strategic technical capabilities expanded.
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
Customers and Distribution Channels
Advanced Circuits’ focus on customer service and product quality has resulted in a broad base of customers in a variety of end markets, including industrial, consumer, telecommunications, aerospace/defense, biotechnology and electronics manufacturing. These customers range in size from large, blue-chip manufacturers to small, not-for-profit university engineering departments. The following table sets forth management’s estimate of Advanced Circuits’ approximate customer breakdown by industry sector for the fiscal years ended December 31, 2016, 2015 and 2014:

	Customer Distribution
Industry Sector	2016	2015	2014
Electrical Equipment and Components	22%	23%	22%
Measuring Instruments	4%	6%	5%
Electronics Manufacturing Services	21%	25%	24%
Engineer Services	4%	3%	5%
Industrial and Commercial Machinery	12%	10%	11%
Business Services	2%	1%	1%
Wholesale Trade-Durable Goods	1%	1%	1%
Educational Institutions	17%	15%	14%
Transportation Equipment	12%	10%	11%
All Other Sectors Combined	5%	6%	6%
Total	100%	100%	100%
Management estimates that over 75% of its orders are generated from existing customers. Moreover, more than half of Advanced Circuits’ orders in each of the years 2016, 2015 and 2014 were delivered within five days (not including CEI orders). In a typical year, no single customer represents more than 2% of Advanced Circuits’ sales.
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
Once a new client is acquired, Advanced Circuits offers an easy to use customer-oriented website and proprietary online design and review tools to ensure high levels of retention. By maintaining contact with its customers to ensure satisfaction with each order, Advanced Circuits believes it has developed strong customer loyalty, as demonstrated by over 75% of its orders being received from existing customers. Included in each customer order is an Advanced Circuits prepaid “bounce-back” card on which a customer can evaluate Advanced Circuits’ services and send back any comments or recommendations. Each of these cards is read by senior members of management, and Advanced Circuits adjusts its services to respond to the requests of its customer base.
Substantially all revenue is derived from sales within the United States.
Advanced Circuits, due to the volume of small-run and quick turn sales, had a negligible amount in firm backlog orders at December 31, 2016 and 2015.
Competition
There are currently an estimated 170 active domestic PCB manufacturers. Advanced Circuits’ competitors differ amongst its products and services.
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
Suppliers
Advanced Circuits’ raw materials inventory is small relative to sales and must be regularly and rapidly replenished. Advanced Circuits uses a just-in-time procurement practice to maintain raw materials inventory at low levels. Additionally, Advanced Circuits has established consignment relationships with several vendors allowing it to pay for raw materials as used. Because it provides primarily lower-volume quick-turn services, this inventory policy does not hamper its ability to complete customer orders. Raw material costs constituted approximately 19%, 20% and 20% of net sales for each of the fiscal years ended December 31, 2016, 2015 and 2014, respectively.
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
Employees
As of December 31, 2016, Advanced Circuits employed 517 persons. None of Advanced Circuits’ employees are subject to collective bargaining agreements. Advanced Circuits believes its relationship with its employees is good.

Arnold
Overview
Founded in 1895 and now headquartered in Rochester, New York, Arnold is a manufacturer of engineered, application specific magnet solutions. Arnold manufactures a wide range of permanent magnets and precision magnetic assemblies with facilities in the United States, the United Kingdom, Switzerland and China. Arnold has hundreds of customers in its primary markets including aerospace and defense, motorsport/ automotive, oil and gas, medical, general industrial, electric utility, reprographics,and advertising specialties. Arnold is the largest and, we believe, the most technically advanced U.S. manufacturer of engineered magnets. Arnold is one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. Arnold serves customers and generates revenues via three business units:

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
Arnold operates a 70,000 square foot manufacturing assembly and distribution facility in Rochester, New York with nine additional facilities worldwide in countries including the U.K., Switzerland and China.
For the fiscal year ended December 31, 2016, 2015 and 2014, Arnold had net sales of approximately $108.2 million, $120.0 million and $123.2 million, respectively, with an operating loss of $12.9 million in 2016, and operating income of $7.6 million in 2015 and $7.1 million in 2014. Arnold had total assets of $114.9 million and $139.0 million at December 31, 2016 and 2015, respectively. Net sales from Arnold represented 11.1%, 16.5% and 19.4% of our consolidated net sales for the years ended December 31, 2016, 2015 and 2014, respectively.
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
SPS Technologies (SPS), at the time a publicly traded company, purchased Arnold Engineering Company from Allegheny in 1986. Under SPS, Arnold made a series of acquisitions and partnerships to expand its portfolio and geographic reach. At the end of 2003, Precision Castparts, also a publicly traded company, acquired SPS. In January 2005, Audax, a Boston-based private equity firm acquired Arnold from Precision Castparts.

In February 2007, Arnold Magnetic Technologies completed the acquisition of Precision Magnetics with operations in Sheffield, England; Lupfig, Switzerland; and Wayne, New Jersey. The Wayne, New Jersey facility was relocated to Rochester, NewJersey later that year.  In addition, Arnold’s Lupfig, Switzerland operation is a joint venture partner with a Chinese rare earth producer. The joint venture manufactures RECOMA® Samarium Cobalt blocks for the Asian market.
We purchased a majority interest in Arnold on March 5, 2012.
Industry
Permanent Magnets
There exists a broad range of permanent magnets which include Rare Earth Magnets and magnets made from specialty magnetic alloys. Magnets produced from these materials may be sliced, ground, coated and magnetized to customer requirements. Those industry players with the broadest portfolio of these magnets, such as Arnold, maintain a significant competitive advantage over competitors as they are able to offer one-stop shop capabilities to customers. Management believes that being a manufacturer of these magnets, subject to patent rights, is another critical market advantage.
Rare Earth Magnets

•
Samarium Cobalt (SmCo) – SmCo magnets are typically used in critical applications that require corrosion resistance or high temperature stability, such as motors, generators, actuators and sensors. Arnold markets its SmCo magnets under the trade name of RECOMA ®, and is DFARS (Defense Federal Acquisition Regulation) compliant.

•
Neodymium (Neo) – Neo magnets offer the highest magnetic energy level of any material in the market. Applications include motors and generators, VCM’s, magnetic resonance imaging, magnetic inspection systems, sensors and loudspeakers.

Other Permanent Magnet Types

•
AlNiCo – The AlNiCo family of magnets remains a preferred material for many mission critical applications. Its favorable linear temperature characteristics, high magnetic flux density and good corrosion resistance are ideally suited for use in applications requiring magnetic stability. This material is manufactured by Arnold, making it a DFARS compliant material.

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
Flexible Magnets
Flexible magnet products span the range of applications from advertising (refrigerator magnets and displays) to medical applications (needle counters) to sealing and holding applications (door gaskets).
Products and Services
PMAG
Arnold’s Precision Magnets and Assemblies (PMAG) segment is a leading global manufacturer of precision magnetic assemblies and high-performance magnets. The segment’s products include tight tolerance assemblies consisting of many dozens of components and employing RECOMA® SmCo, Neo, and AlNiCo magnets. These products are sold to a wide range of industries including aerospace and defense, motorsport/ automotive, oil and gas, medical, general industrial, electric utility and reprographics. Arnold has established a reputation in the magnetic industry as the engineering solutions provider, assisting customers to ensure their critical assemblies meet expectations.
PMAG is Arnold’s largest business unit representing approximately 72% of Arnold sales on an annualized basis (including Reprographics) with a global footprint including manufacturing facilities in the U.S., U.K., Switzerland, and China.
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
Arnold’s reprographics unit, which is part of the PMAG segment, produces systems and components for copier systems. The business unit’s state-of-the-art, high-volume precision magnetic assembly facility produces numerous assemblies per year. The reprographics unit utilizes components produced by the Flexmag segment.
Reprographics—products and applications:

•	Complex, multi-component, high-accuracy copier assemblies

•	Toner rolls

•	Toner and fuser assemblies

Precision Thin Metals
Arnold’s precision thin metals segment manufactures precision thin strip and foil products from an array of materials and represents approximately 8% of Arnold sales on an annualized basis. The Precision Thin Metals segment serves the aerospace and defense, power transmission, alternative energy (hybrids, wind, battery, solar), medical, security, and general industrial end-markets. With top-of-the-line equipment and superior engineering, Precision Thin Metals has developed unique processing capabilities that allow it to produce foils and strip with precision and quality that are unmatched in the industry (down to 1/10th thickness of a human hair). In addition, the segment’s facility is capable of increasing production from current levels with its existing equipment and is, we believe, well-positioned to realize future growth.
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
Flexmag—products and applications:

•	Extruded and calendared flexible rubber magnets with optional laminated printable substrates

•	Retail displays

•	Theft detection/ security

•	Seals and enclosures

•	Signage for various advertising and promotions
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

Business Strategies
Engineering and Product Development
Arnold’s engineers work closely with the customer to co-develop a product or process to provide system solutions, representing a significant competitive advantage. Arnold’s engineering expertise is leveraged with state-of-the-art technology across the various business units located in North America, Europe and Asia Pacific. Arnold’s engineers work with customers on a global basis to optimize designs, guide material choices, and create magnetic models resulting in Arnold’s products being specified into customer designs.
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
Growth in Arnold’s business is primarily focused in three areas:
(i) Growing market share in existing end-markets and geographies, with a focus on aerospace and defense, and medical;
(ii) Vertical integration through new products and technologies; and
(iii) Completing opportunistic acquisitions and partnerships to reduce product introduction and market penetration time.
Existing End-Markets and Geographies
Aerospace and Defense
In the aerospace and defense sector, Arnold is selling magnets, magnetic assemblies and ultra-thin foil solutions. Specifically, in the aerospace industry, Arnold’s assemblies have been designed into products, which enables Arnold to benefit from the market growth and a healthy flow of business based on current airframe orders. Through its OEM customers, essentially all new commercial aircraft placed in service contain assemblies produced by Arnold. Arnold’s sales to large aerospace and defense manufactures includes magnetic assemblies used in applications such as motors and generators, actuators, trigger mechanisms, and guidance systems, as well as magnets for these and other uses. In addition, it sells its ultra-thin foil for use in military countermeasures, honeycomb structures, brazing alloys, and motor laminations.

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
Oil and Gas
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
General Industrial
Within the industrial sector, Arnold provides magnet assemblies as well as magnets for custom made motor systems. These include stepper motors, pick and place robotic systems, and new designs that are increasingly being required by regulation to meet energy efficiency standards. An example is a motor utilizing Arnold’s bonded magnets for use in commercial refrigeration systems. Arnold also produces magnetic couplings for seal-less pumps used in chemical and oil & gas applications that allow chemical companies to meet environmental requirements.
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
New Products & Technologies
Flexcoat, launched in April 2010, this product was engineered to eliminate the issues associated with the conventional flexible magnetic product laminated with a printable surface. The solution is a printable coating that is applied to the magnet, which replaces substrates such as vinyl and paper that are currently adhered to the base magnet material. This results in a printed magnet that is now completely recyclable and is easier to process.
Research and Development
Arnold has a core research and development team, which has collectively over 30 years of combined industry experience. In addition to the core engineering group, a large number of other Arnold staff members assigned to the business units contribute to the research and development effort at various stages. Product development also includes collaborating with customers and field testing. This feedback helps ensure products will meet Arnold’s demanding standards of excellence as well as the constantly changing needs of end users. Arnold’s research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance testing center equipped to ensure product safety, durability and superior performance. Arnold spent approximately $0.3 million, $0.5 million and $1.0 million, respectively, in research and development activities in each of the years ended December 31, 2016, 2015 and 2014.

Customers and Distribution Channels
Arnold’s focus on customer service and product quality has resulted in a broad base of customers in a variety of end markets. Products are used in applications such as general industrial, reprographic systems, aerospace and defense, advertising and promotion, consumer and appliance, energy, automotive and medical.
The following table sets forth management’s estimate of Arnold’s approximate customer breakdown by industry sector for the fiscal year ended December 31, 2016, 2015 and 2014:

	Customer Distribution
Industry Sector	2016	2015	2014
General industrial	24%	27%	27%
Aerospace and defense	28%	24%	21%
Advertising and promotion	13%	13%	12%
Consumer and appliance	2%	2%	2%
Energy	3%	9%	8%
Automotive	10%	8%	9%
Medical	3%	3%	2%
Reprographic	11%	11%	16%
All Other Sectors Combined	6%	3%	3%
Total	100%	100%	100%
Arnold has a large and diverse, blue-chip customer base. No customer represented greater that 10% of Arnold’s annual revenue in 2016. Sales to Arnold’s top ten customers were 29% of total sales for the year ended December 31, 2016, and 33% of total sales for each of the years ended December 31, 2015 and 2014, respectively.
Sales and Marketing
PMAG - Arnold’s PMAG segment supports a global team of direct sales and marketing professionals and critical design and application engineers. The PMAG sales force is organized for regional coverage with a focus on sales in U.S., Europe, and South East Asia. Arnold serves over 840 active customers globally. As the majority of revenues are project based in the PMAG business unit, technical sales are critical to the segment’s success. Arnold’s highly-qualified application engineers are often integrated into its customers’ product design, planning, and implementation phases, offering the most cost effective solution for demanding clients. The resulting intimate customer relationships yield a high close rate, with revenue achieved primarily after the prototype phase.
Precision Thin Metals – Similar to Arnold’s PMAG segment, the vast majority of Precision Thin Metals’ sales are technically driven engineered solutions. These teams communicate closely in order to take advantage of potential cross-selling opportunities. Approximately 80% of sales are in the domestic market.
Flexmag Products - The Flexmag business segment services over 540 customers globally. Its sales force is comprised of seven total sales professionals and supported by seven design and application engineers. This segment is primarily book/bill and has limited revenue subject to long-term purchase commitments.
The following table sets forth Arnold’s net sales by geographic location for the fiscal years ended December 31, 2016, 2015 and 2014:

Geographic location	2016	2015	2014
North America	66%	66%	58%
Europe	28%	28%	33%
Asia Pacific	6%	6%	9%
All Other Locations Combined	—%	—%	—%
Total	100%	100%	100%
Arnold had firm backlog orders totaling approximately $28.1 million and $25.2 million, respectively, at December 31, 2016 and 2015.

Competition
Management believes the following companies represent Arnold’s top competitors:

•	Thomas & Skinner

•	Magnum Magnetics

•	Electron Energy

•	Vacuumschmelze Gruner, Germany-based
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
Patents
Arnold currently has 14 patents; over half of the patents were granted in the U.S. with the remaining patents granted in European countries such as Germany, Great Britain, France and the Netherlands. Ten of the patents are related to methods of making magnetic strips. In 2004, Arnold was granted a patent related to a thermally-stable, high-temperature, SmCo molding compound.
Trademarks
Arnold currently has 86 trademarks, 12 of which are in the U.S. The most notable trademarked items are the following: “RECOMA”, “PLASTIFORM”, “FLEXMAG” & “ARNOLD”. Application dates for various trademarks date back to as early as 1960.
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
Employees
Arnold is led by a capable management team of industry veterans that possess a balanced combination of industry experience and operational expertise. Arnold employs approximately 681 hourly and salaried employees located throughout North America, Europe and Asia. Arnold’s employees are compensated at levels commensurate with industry standards, based on their respective position and job grade.
Arnold’s workforce is non-union except for approximately 64 hourly employees at its Marengo, Illinois facilities, which are represented by the International Association of Machinists (IAM). Arnold enjoys good labor relations with its employees and union and has a three year contract in place with the IAM, which will expire in June 2019.

Clean Earth

Overview

Headquartered in Hatboro, Pennsylvania, Clean Earth provides environmental services for a variety of contaminated materials including soils, dredged material, hazardous waste and drill cuttings. Clean Earth analyzes, treats, documents and recycles waste streams generated in multiple end markets such as power, construction, oil and gas, medical, infrastructure, industrial and dredging. Treatment includes thermal desorption, dredged material stabilization, bioremediation, physical treatment/screening and chemical fixation. Before the company accepts contaminated materials, it identifies a third party “beneficial reuse” site such as commercial redevelopment or landfill capping where the materials will be sent after they are treated. Clean Earth operates 18 permitted facilities in the Eastern United States. Revenues from the environmental recycling facilities are generally recognized at the time of receipt.

For the fiscal years ended December 31, 2016, December 31, 2015 and December 31, 2014 (from the date of acquisition), Clean Earth had net sales of approximately $189.0 million, $175.4 million and $68.4 million, respectively, and operating income of $7.9 million, $11.0 million and $2.7 million, respectively. Clean Earth had total assets of $356.3 million and $338.2 million at December 31, 2016 and 2015, respectively. Net sales from Clean Earth represented 19.3% of our consolidated net sales for the year ended December 31, 2016, 24.1% of our consolidated net sales for 2015, and 9.7% of our consolidated net sales for 2014 (from the date of acquisition).

We purchased a majority interest in Clean Earth on August 26, 2014.

History of Clean Earth

Clean Earth was founded in 1990 with the establishment of a contaminated material treatment facility in New Castle, Delaware focused on processing soils. The treatment of contaminated materials has diversified significantly over the years as Clean Earth now also processes dredged material, coal ash, hazardous waste and drill cuttings. Clean Earth has been able to grow consistently via both organic initiatives and acquisition. In 1997, the Company opened Clean Earth of Carteret, which was the first “fixed-based” bioremediation facility permitted in the State of New Jersey. In 1998, Clean Earth started offering hazardous waste treatment after acquiring S&W Waste, now Clean Earth of North Jersey, a fully permitted commercial Resource Conservation and Recovery Act (“RCRA”) Part B Treatment, Storage & Disposal Facility (“TSDF”). That same year, Clean Earth also expanded services into the treatment of dredged material through the acquisition of Consolidated Technologies Inc. (now Clean Earth Dredging Technologies). Today, Clean Earth is one of the largest providers of contaminated materials treatment in the East. In addition to diversifying the number of contaminated materials it handles, Clean Earth has also significantly expanded its geography. The Company now operates permitted facilities from Connecticut to Florida, and with its recent acquisitions, Clean Earth has expanded their footprint of permitted facilities to Kentucky, West Virginia and Alabama.

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

Hazardous Waste
Clean Earth maintains unique hazardous waste operations in an active region of the United States. There are significant number of hazardous waste generators in the U.S. that are located in New York and New Jersey and Clean Earth operates one the few commercial RCRA Part B permitted TSDFs in the New York metro area. Clean Earth is currently able to accept hazardous liquids, solids and gasses, as well as a variety of other specialty waste classes, including lab-packs, electronic waste, universal waste, wastewater, household hazardous waste, medical waste, used oils and antifreeze. Clean Earth can also accept nonhazardous waste at this facility. In addition to its hazardous waste facility in New Jersey, Clean Earth also operates RCRA Part B facilities in Calvert City, KY and Morgantown, WV.

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

Continued tuck-in acquisition growth
Since 2011, Clean Earth has expanded its footprint by launching operations in Florida (acquired), the Marcellus Shale (greenfield), Georgia (acquired), Kentucky (acquired), West Virginia (acquired), Greater Washington, D.C. region (acquired and repurposed) Connecticut (acquired) and Alabama (acquired).

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

Customers
Clean Earth serves approximately 1,700 customers at more than 6,300 discrete sites. The Company maintains strong relationships with customers at various levels of the decision and supply chain, including public and private corporations and property owners, as well as environmental consultants, brokers, construction firms, municipalities, and regulatory agencies, among others.

In 2016, 2015 and 2014, the top 10 customers accounted for approximately 25%, 28% and 45% of net sales, respectively. While Clean Earth works with certain customers that have recurring needs for disposal and recycling solutions, its revenue per customer changes frequently. Many of the Clean Earth's customers are long-time customers, but do not generate a consistent amount of revenue year in, year out. Consequently, Clean Earth is more focused on winning specific “projects” as opposed to winning the business of a particular customer.

Seasonality
Clean Earth typically has lower earnings in the winter months due to limits on outdoor construction due to colder weather and dredging due to environmental restrictions in certain waterways in the Northeastern United States.

Sales and Marketing
Clean Earth’s team is comprised of 28 sales and marketing professionals that are primarily focused on direct selling to customers. Clean Earth is focused on servicing customers at various levels of the decision and supply chain, including waste generators, environmental service companies, consultants, construction and engineering firms, commercial developers, municipalities and government-sponsored organizations, and regulatory agencies, among others. Clean Earth has spent years developing direct relationships with its clients, many of whom routinely generate large volumes of waste and demand treatment and disposal solutions at various sites and locations.

The large dredging contractors manage the vast majority of the dredging activity. Clean Earth has built relationships with these contractors to ensure it is well-positioned to serve as many of the large or small dredging projects in the New York/New Jersey harbor and surrounding waterways, as possible.

Clean Earth is a long-standing member of multiple national, regional, and local organizations throughout the U.S. The Company also conducts annual customer surveys, manages a focused advertising campaign, participates in trade shows, and has an extensive web presence.

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

•
Extensive Network - The Company’s extensive network of 18 permitted facilities is strategically located near major waste generation centers with an abundance of regulations governing waste treatment and disposal. Given transportation costs, the proximity of Clean Earth’s facilities to key markets and convenient access to rail, barge, and trucking transportation are significant competitive advantages that drive profitability. Furthermore, its maintenance of multiple backend beneficial reuse sites provides flexibility to direct volume to the most appropriate facilities based on available processing and placement capacity.

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

Clean Earth employs approximately 434 hourly and salaried employees located throughout the United States. Clean Earth’s employees are compensated at levels commensurate with industry standards, based on their respective position and job grade.

Clean Earth’s workforce is non-union except for approximately 25 hourly employees at its dredge facilities, who are represented by International Union of Operating Engineers Local No. 825 (IUOE Local 825). Clean Earth enjoys good labor relations with its employees and union and has a three year contract in place with the IUOE Local 825, which will expire in July 2019.

Sterno Products

Overview
Sterno Products, headquartered in Corona, California, is a manufacturer and marketer of portable food warming fuel and creative table lighting solutions for the foodservice industry. Sterno Products offers a broad range of wick and gel chafing fuels, butane stoves and accessories, liquid wax, traditional wax and flameless candles, catering equipment and lamps. As the leading supplier of canned heat to foodservice distributors and foodservice group purchasing organizations, Sterno Products is always pursuing end-user solutions and innovations to strengthen its position in the marketplace. For over 100 years, the iconic "Sterno" brand has been synonymous with quality canned heat. The heritage of reliability and innovation continues today, as Sterno Products continues to bring to market new products that give foodservice industry professionals greater control over food quality and décor. In January 2016, Sterno Products acquired all of the outstanding stock of Northern International, Inc. (NII). NII markets and manufactures a complete array of outdoor and indoor lighting products aimed at the Home Improvement / Home Decor Market. NII’s product offerings includes a full line of innovative patented flameless candles, traditional house and garden lighting including path lights, spotlights, bollards, coach and security lights as well as emerging décor categories of illuminated products such as post caps, deck, patio and fence lighting and other popular novelty products including stick lights, string lights, baskets and lanterns. The flameless candles and novelty lighting are powered by solar or battery power and the more traditional outdoor lighting fixtures are driven via solar power or low voltage technologies. Northern International Inc. (NII) brands include Candle Impressions®, Mirage®, Night Splendor® and Inglow® for flameless candles as well as Paradise Garden Lighting®, Manor House®, Style Line® and Lumabrite® for outdoor décor and security lighting.
For the fiscal years ended December 31, 2016, December 31, 2015 and December 31, 2014 (from the date of acquisition) Sterno Products had net sales of approximately $218.8 million, $140.0 million and $36.7 million, respectively, and operating income of $18.8 million and $13.2 million in 2016 and 2015, respectively, and an operating loss of $1.8 million in 2014 (from date of acquisition). Sterno Products had total assets of $213.4 million and $174.9 million at December 31, 2016 and 2015, respectively. Sterno's net sales for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 (from the date of acquisition) represented 22.4%, 19.2% and 5.8% of our consolidated net sales, respectively.

History of Sterno Products
Sterno Products was formed in 2012 with the merger of two manufacturers and marketers of portable food warming fuel products, The Sterno Group LLC and the Candle Lamp Company, LLC. Sterno’s history dates back to 1893 when S. Sternau & Co. began making chafing dishes and coffee percolators in Tenafly, New Jersey. In 1914, S. Sternau & Co. introduced “canned heat” with the launch of its gelled ethanol product under the “Sterno” brand. Since then, the Sternau and Sterno names have been the most well-known names in portable food warming fuel. In 1917, S. Sternau & Co. was renamed The Sterno Corporation. During World

War I, Sterno portable stoves were promoted as an essential gift for soldiers going to fight in the trenches of Europe. Sterno stoves heated water and rations, sterilized surgical instruments, and provided light and warmth in bunkers and foxholes. During World War II, Sterno produced ethanol and methanol chafing fuels under contract with the U.S. military. Sterno's production facilities were moved from New Jersey to Texarkana, Texas in the early 1980s.
The Candle Lamp Company, LLC was founded in Riverside, California in 1978, focusing initially on the liquid wax candle market. Over the next several decades, CandleLamp began to supply chafing fuel in addition to lighting products. The Candle Lamp Company operated manufacturing facilities in Riverside, California and Memphis, Tennessee. In 2012, the Candle Lamp Company entered into negotiations to acquire The Sterno Group LLC, consummating a transaction in October 2012, and immediately rebranded the new company Sterno Products. Today, Sterno Products operates out of its corporate headquarters in Corona California and two manufacturing facilities in Texarkana, Texas and Memphis, Tennessee.
NII was formed in 1997 by its three founding partners who had been in the import and product development business since 1979. The success in the outdoor lighting an innovative use of LED technology evolved into the development of patented flameless candle product line. NII’s flameless candle evolved the battery operated candle market from a functional safety oriented product into an attractive décor piece meant to enhance the beauty of consumer’s homes.

We purchased Sterno Products on October 10, 2014.
Industry
Sterno Products competes in the broadly defined U.S. foodservice industry, which is expected to grow to at a 2-3% compounded annual rate through 2016. Restaurant, catering and hospitality sales accounted for approximately 67% of the market with the remainder comprised of the travel and leisure, education and healthcare related sales. At present, the Sterno Products' sales are concentrated in the U.S. foodservice industry; specifically, Sterno Products’ focus is on safe, portable fire solutions for cooking and warming, as well as tabletop lighting décor.
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
NII competes in the outdoor lighting and home decor industry. NII's sales are concentrated in the United States and Canada, with a small percentage of sales coming through global retailers with locations in Japan, Taiwan, the United Kingdom and Australia. Management believes that a rise in demand from high-income households and businesses will bolster growth, with consumers spending more money on the cocooning trend and specifically on beautifying their indoor and outdoor home, changing out trendy accent items more frequently and investing in more spacious and comfortable outdoor spaces with many equivalent amenities of their indoor spaces.
Products and Services
Sterno Products is a “full-line” supplier offering a broad array of portable chafing fuels, table lighting and outdoor lighting products with approximately 400 SKUs serving the foodservice and retail markets. The Company originally focused on chafing fuel (“canned heat”) products and later expanded its offerings to include table ambiance products such as liquid wax, wax candles and votive lamp, as well as outdoor lighting with the acquisition of NII in 2016. Sterno Products’ products fall into five major categories: canned heat, table lighting, flameless candles and outdoor lighting, catering equipment and butane products.
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
Flameless Candles and Outdoor Lighting - Through the NII subsidiary, Sterno offers a offers a wide selection of lighting for your home, garden, patio and yard with over 1000 SKUS available in our retail markets. NII first delved into lighting with lighting fixtures for illuminating front and backyard pathways. NII quickly expanded its line to include other types of home lighting products, most notably bollards, shepherd hook lights and line voltage powered coach lights and street lights. NII’s 20-year history of providing high quality, low cost consumer-directed lighting has cemented it as a top tier supplier in both the flameless candle and outdoor lighting categories. All of NII’s products are powered by one of the following:

•	Solar - solar panel with rechargeable power source - usually a rechargeable battery

•	Battery - battery operated

•	Plug-in - plugs directly into a regular wall socket either with 2 or 3 prong plug and with or without included and attached transformer

•	Low Voltage - part of a set which includes a stand-alone transformer. Fixtures connect through a stand-alone wire via clip connectors

•	Line Voltage - hardwired into a home's electrical circuitry

•	Rechargeable - product is recharged when empty usually through a plug in wire and an onboard rechargeable power source

Flameless Candles
The flameless candle product line is made up of various types and sizes of candles with all of them sharing the one main attribute: their glow is powered by an artificial power source, most often battery. This makes them inherently safer than traditional candles as there is no flame or even heat generated to cause any type of accidents. Although pillar type candles are the most common shape, NII also designs and manufactures votives, tealights, tapers as well as specialty molded candles. NII was also the first to introduce the timer function to their flameless candle line. NII’s candles stand out from the competition as they are the only manufacturer that offers the patented black wick. NII also developed its unique algorithm-based light circuit which gives the candle a naturally random flicker and glow.
Landscape Lighting
The landscape lighting category was NII’s first offering. Starting with simple low voltage path lights, NII quickly expanded its offering to reflect the growing needs of the DIY and home décor consumer. Landscape lighting is lighting that promotes and accentuates elements of a consumer’s home, yard or garden so its beauty can be enjoyed both in daytime and nighttime. Another benefit of landscape lighting is added safety as it is easier to navigate around a home at night when it is reasonably well-lit. Landscape lighting was originally most commonly powered through a low voltage setup but as solar technologies have rapidly developed, many of these fixtures can achieve their lighting purposes with only a solar panel as power generation. Consumers with higher and more consistent lighting requirements most often opt for low voltage kits using wire and transformers to light their fixtures. Solar powered fixtures are advantageous for those consumers looking for cheaper and quicker to set up lighting solutions even if it often means lesser lumens and light. Another notable technology has been the development of LED lighting. LED’s more efficient power generation technology has allowed for advantageous fixture designs and a higher level of power generation which were not easy or as cost effective to achieve as with legacy lighting technologies such as incandescent or halogen. LEDs also last longer and are generally more robust than older technologies.
Décor Lighting

Décor lighting is NII’s newest category. Décor lighting has similar functions to landscape lighting but is usually less about safety and functionality and more about accenting an area of the outside home with ornamentation of some sort. With a décor piece, the light the piece gives off and the item itself together become elements of beauty in the setting. Because these items are very trend driven, consumers are more apt to switch them out more often therefore increasing repeat purchase potential and other recurrent sales opportunities for NII. Some of the most common categories of décor lighting are lanterns and baskets and string lighting.

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

Competitive Strengths
Leading Brand Recognition & Market Share - Sterno Products is the market share leader in the canned chafing fuel market. Management believes Sterno Products enjoys outstanding brand awareness and a reputation for superior quality and performance with distributors, caterers, hotels and other end users. NII offers a wide variety of products to a cross section of North American retail and our diversity gives us a unique standing in this marketplace. Most of NII’s competitors specialize in one aspect of fulfilling the market. They either only sell to a few retailers or only actively develop few or even only one category of product. This exposes them to major financial challenges when they lose that account or when that product is beat out by a competitor or starts to wane in the marketplace.
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
Business Strategies
Defend Leading Market Position - As a leading supplier of canned fuels , flameless candles and outdoor lighting, Sterno Products’ places great value delivering unmatched customer service and product selection. In a market characterized by fragmented categories and competition, Sterno Products will continue to focus on providing the best in class service to its customers. Sterno Products has been the recipient of numerous vendor awards for its high degree of customer service.
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
Customers and Distribution Channels
Sterno's products are sold primarily through the foodservice and consumer retail channels. Sterno’s product distribution network is comprised of long-standing, entrenched relationships with a diversified set of customers. Sterno’s top ten customers comprised approximately 59% and 69% of gross sales in the year ended December 31, 2016 and 2015, respectively.
Foodservice - The foodservice channel consists of multiple layers of distribution comprised of broadline distributors, equipment and supply dealers and cash and carry dealers. Within the foodservice channel, Sterno’s products are predominantly used in the restaurant, lodging/hospitality and catering markets.
Retail - The retail channel consists of club stores, mass merchants, specialty retailers, grocers and national and regional DIY stores. The Company’s retail products are used in home, camping and emergency applications. The Company’s retail products appeal to a wide variety of consumers, from home entertainers to recreational campers and extreme outdoorsmen. Online retail sales are also an important channel for NII. With an online dynamic, it is also much easier to showcase how NII’s products look in actual dark use conditions, directly addressing NII product’s primary merchandising challenge.
Sterno Products had approximately $25.3 million and $3.6 million in firm backlog orders at December 31, 2016 and 2015, respectively, with the increase in 2016 backlog reflecting the acquisition of NII in January 2016.

Seasonality
Sterno typically has higher sales in the second and fourth quarter of each year, reflecting the outdoor summer season and the holiday season.

Sales and marketing
Within the foodservice channel, Sterno Products directly employ sales professionals and utilizes a broad network of independent sales representative firms assigned to differing U.S. territories managed by in-house sales management professionals. The independent sales representatives have long-standing relationships with distributors and end-users and typically represent 10 to 20 of the best non-food product lines alongside the Company’s products. The independent sales representatives are used primarily to manage the day to day order fulfillment and customer relationships. The independent sales representative firms are paid on a commission basis based on customer type and sales territory.
Within the retail channel, Sterno Products directly employ sales professionals and utilizes a network of independent retail sales broker firms. The independent retail sales brokers are paid on a commission basis based on customer type and sales territory. Sterno Products maintains direct sales relationships with many key customers. NII also utilizes a broad network of independent sales representative firms and retail-linked agencies. These agents and rep firms are managed by NII’s in-house sales management professionals.
Sterno Products has implemented a multi-faceted marketing plan which includes (i) targeted print advertising; (ii) tradeshows; (iii) increasing online education through the Sterno Products University and the NII websites; and (iv) social media.
Suppliers
Sterno's product manufacturing is based on a dual strategy of in-house manufacturing and strategic alliances with select vendors. Sterno operates an efficient, low-cost supply chain, sourcing materials and employing contract manufacturers from across the Asia-Pacific region and the U.S.
Sterno’s primary raw materials are Diethylene glycol, ethanol, liquid paraffin and steel cans for which it receives multiple shipments per month. Sterno Products purchases its materials from a combination of domestic and foreign suppliers.
NII sources all of their inventory from China. NII operates an efficient supply chain with emphasis on quality production and low cost. NII’s China-based support team in the Yuyao office permits NII to be more hands on in the factories reporting proactively on potential issues and working to implement practical solutions when required.
Intellectual Property
Sterno Products relies upon a combination of trademarks and patents in order to secure and protect its intellectual property rights. Sterno currently owns 44 trademarks and 6 patents in the U.S. and has 1 patent pending application at the U.S. Patent Offices. NII currently owns 125 trademarks and 122 patents in the U.S. and has 51 patent pending application at the U.S. Patent Offices.
Regulatory Environment
Sterno Products is proactive regarding regulatory issues and is in compliance with all relevant regulations. Sterno Products maintains adequate product liability insurance coverage. Management believes that Sterno is in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations.
Employees
As of December 31, 2016 Sterno Products employed approximately 320 persons in 3 locations, of which approximately 160 were temporary employees. None of Sterno Products’ employees are subject to collective bargaining agreements. We believe that Sterno Products’ relationship with its employees is good.

ITEM 1A. RISK FACTORS
Risks Related to Our Business and Structure
Our future success is dependent on the employees of our Manager and the management teams of our businesses, the loss of any of whom could materially adversely affect our financial condition, business and results of operations.
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
The Trust’s sole asset is its interest in the Company, which holds controlling interests in our businesses. Therefore, we are dependent upon the ability of our businesses to generate earnings and cash flow and distribute them to us in the form of interest and principal payments on indebtedness and, from time to time, dividends on equity to enable us, first, to satisfy our financial obligations and second to make distributions to our shareholders. This ability may be subject to limitations under laws of the jurisdictions in which they are incorporated or organized. If, as a consequence of these various restrictions, we are unable to generate sufficient receipts from our businesses, we may not be able to declare, or may have to delay or cancel payment of, distributions to our shareholders.
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
At December 31, 2016, we had approximately $565.7 million outstanding under our 2014 Term Loan and 2016 Incremental Term Loan Facility and $8.6 million outstanding under our 2014 Revolving Credit Facility (representing the outstanding revolver balance and outstanding letters of credit). We expect to increase our level of debt in the future. The terms of our 2014 Revolving Credit Facility contains a number of affirmative and restrictive covenants that, among other things, require us to:

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
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. While we have concluded that at December 31, 2016 that we have no material weaknesses in our internal controls over financial reporting, we cannot assure you that we will not have a material weakness in the future. A “material weakness” is a control deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to maintain a system of internal controls over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or by the New York Stock Exchange. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected.
CGI may exercise significant influence over the Company.
CGI, through a wholly owned subsidiary, owns 7,931,000 or approximately 13.2% of our shares and may have significant influence over the election of directors in the future.

We could be negatively impacted by cybersecurity attacks.

We, and our businesses, use a variety of information technology systems in the ordinary course of business, which are potentially vulnerable to unauthorized access, computer viruses and cybersecurity attacks, including cybersecurity attacks to our information technology infrastructure and attempts by others to gain access to our propriety or sensitive information, and ranging from individual attempts to advanced persistent threats. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cybersecurity incidents. The results of these incidents could include misstated financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential customer, supplier or employee information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage, which could materially adversely affect our financial condition, business and results of operations. Any remedial costs or other liabilities related to cybersecurity incidents may not be fully insured or indemnified by other means.
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
Under the terms of the management services agreement, our Manager cannot be removed as a result of under-performance. Instead, the Company’s board of directors can only remove our Manager in certain limited circumstances or upon a vote by the majority of the Company’s board of directors and the majority of our shareholders to terminate the management services agreement. This limitation could materially adversely affect the market price of our shares.
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
The management fee paid to CGM for the year ended December 31, 2016 was $29.4 million. The management fee is calculated by reference to the Company’s adjusted net assets, which will be impacted by the acquisition or disposition of businesses, which can be significantly influenced by our Manager, as well as the performance of our businesses and other businesses we may acquire in the future. Changes in adjusted net assets and in the resulting management fee could be significant, resulting in a material adverse effect on the Company’s results of operations. In addition, if the performance of the Company declines, assuming adjusted net assets remains the same, management fees will increase as a percentage of the Company’s net income.
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
As of December 31, 2016, we had identified indefinite lived intangible assets with a carrying value in our financial statements of $72.2 million, and goodwill of $491.6 million.
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
Each business's success depends in part on their, or licenses to use others’, brand names, proprietary technology and manufacturing techniques. These businesses rely on a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures and contractual provisions to protect their intellectual property rights. The steps they have taken to protect their intellectual property rights may not prevent third parties from using their intellectual property and other proprietary information without their authorization or independently developing intellectual property and other proprietary information that is similar. In addition, the laws of foreign countries may not protect our businesses’ intellectual property rights effectively or to the same extent as the laws of the United States.
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
Changes in inflation could materially adversely affect the costs and availability of raw materials used in our manufacturing businesses, and changes in fuel costs likely will affect the costs of transporting materials from our suppliers and shipping goods to our customers, as well as the effective areas from which we can recruit temporary staffing personnel. For example, for Advanced Circuits, the principal raw materials consist of copper and glass and typically represent approximately 20% of net sales. Prices for these key raw materials may fluctuate during periods of high demand. The ability by these businesses to offset the effect of increases in raw material prices by increasing their prices is uncertain. If these businesses are unable to cover price increases of these raw materials, their financial condition, business and results of operations could be materially adversely affected.
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
Some of the facilities and operations of our businesses are and may be subject to a variety of federal, state and foreign environmental laws and regulations including laws and regulations pertaining to the handling, storage and transportation of raw materials, products and wastes, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations currently in place and in the future. Compliance with current and future environmental laws is a major consideration for our businesses as any material violations of these laws can lead to substantial liability, revocations of discharge permits, fines or penalties. Because some of our businesses use hazardous materials and generate hazardous wastes in their operations, they may be subject to potential financial liability for costs associated with the investigation and remediation of their own sites, or sites at which they have arranged for the disposal of hazardous wastes, if such sites become contaminated. Even if they fully comply with applicable environmental laws and are not directly at fault for the contamination, our businesses may still be liable. Our businesses may also be held liable for damages caused by environmental and other conditions that existed prior to our acquisition the assets, business or operations involved, whether or not such damages are subject to indemnification from a prior owner. Costs associated with these risks could have a material adverse effect on our financial condition, business and results of operations.
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
Our businesses have incurred and will continue to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in the products of certain of our businesses. These requirements could adversely affect the sourcing, availability and pricing of conflict minerals used in the manufacturing processes for certain products of our businesses. We have determined that certain of our subsidiaries’ products contain conflict minerals and we have developed a process to identify where such minerals originated. As of the date of our conflict minerals report for the 2015 calendar year, we were unable to determine whether or not such minerals originated in the DRC or its adjoining countries. We may continue to face difficulties in gathering this information in the future since the supply chain of certain of our businesses is complex, and we may not be able to ascertain the origins for these minerals or determine that these minerals are DRC conflict-

free, which may harm the reputation of some of our businesses. Our pool of suppliers from which some of our businesses source these minerals may be limited, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase costs and adversely affect the manufacturing operations and profitability of certain of our businesses. Any one or a combination of these various factors could negatively impact our financial condition, business and results of operations.

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
Clean Earth operates eighteen facilities that accept, process and/or treat materials provided by its customers. These facilities may be inherently dangerous workplaces. If Clean Earth fails to maintain safe worksites, it may be subject to significant operating risks and hazards that could result in injury or death to persons, which could result in losses or liabilities to it.
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
If Clean Earth fails to comply with applicable environmental laws and regulations, its business could be adversely affected.
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

Risks Related to Liberty Safe

A limited number of customers in the retail segment account for a large amount of Liberty's non-dealer sales, and Liberty's operations may be adversely affected by the loss of one of these customers.
During the year ended December 31, 2016 and 2015, sales to Liberty's two largest customers accounted for approximately 36% and 37%, respectively, of Liberty's total sales. The loss of either of these retail customers could have an adverse effect on on its business, results of operations, financial condition and cash flows.

Risks Related to Manitoba Harvest
Reduced availability of raw materials and other inputs, as well as increased costs for our raw materials and other inputs, could adversely affect us.
Manitoba Harvest's business depends heavily on raw materials and other inputs used in the production of our products, particularly raw hemp seeds and organic raw hemp seeds. The raw materials are generally sourced from third-party farmers, and we are not assured of continued supply or pricing. In addition, a substantial portion of our raw materials are agricultural products, which are vulnerable to adverse weather conditions and natural disasters, such as severe rains, floods, droughts, frost, earthquakes, and pestilence. Adverse weather conditions and natural disasters also can lower hemp seeds crop yields and reduce supplies of this ingredient or increase its prices. Incremental costs, including transportation, may also be incurred if we need to find alternate short-term supplies of hemp seeds from other growers. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

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
Manitoba Harvest’s three largest customers account for approximately 47% of their total sales. The loss of any large customer, the reduction of purchasing levels or the cancellation of any business from a large customer for an extended length of time could negatively impact our sales and may have a material adverse effect on its business, results of operations, financial conditions and cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
NONE

ITEM 2. PROPERTIES
Our corporate offices are located in Westport, Connecticut, where we lease approximately 1,500 square feet from our Manager. The following is a summary as of December 31, 2016 of the properties owned or leased by our business.

5.11
5.11 is headquartered in Irvine, California and leases offices and warehouse space in locations worldwide. The summary below outlines 5.11's leased offices and warehouse space.

Location	Square Feet	Use
Lathrop, CA	221,893	Warehouse

Modesto, CA	66,545	Warehouse/Office
Irvine, CA	21,807	Office
Irvine, CA	1,073	Office
Irvine, CA	4,381	Office
Manteca, CA	400,000	Warehouse
Penrose Place, CO	1,100	Office
Seattle, WA	11,340	Office
Mexico City, Mexico	2,583	Office
Bankstown, Australia	10,387	Office
Malmo, Sweden	6,049	Office
Kowloon Bay, Hong Kong	13,613	Office
Dubai, UAE	1,951	Office
In addition, at December 31, 2016, 5.11 leased space for 10 retail stores, ranging in size from 3,250 square feet to 8,375 square feet.
Ergobaby
Ergobaby is headquartered in Los Angeles, California and has four other office locations worldwide. The summary below outlines Ergobaby's property locations. All locations are leased.

	Location	Square Feet
Ergobaby - Corporate	Los Angeles, CA	16,378
Ergobaby - Office	Los Angeles, CA	3,292
Ergobaby - Office	Salt Lake City, Utah	3,550
Ergobaby	Pukalani, HI	2,907
Ergobaby Europe	Hamburg, Germany	2,410
Ergobaby France	Paris, France	4,680
Ergobaby UK	Surrey, United Kingdom	251
Tula	San Diego, CA	6,221
Tula	Bialystok, Poland	9,688
Liberty Safe
Liberty Safe leases offices and warehouse facilities at two locations in Payson, Utah, where it is headquartered. The corporate headquarters and manufacturing facility are located in a 314,000 square foot building. Liberty leases an additional warehouse facility totaling approximately 11,000 square feet.
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
Arnold

Arnold is headquartered in Rochester, New York and has nine manufacturing facilities. The summary below outlines Arnold’s property locations. Arnold owns the Ogallala, Nebraska location and the other locations are leased.

Location	Sq. Ft.	Use
Marengo, IL	94,220	Office/Warehouse
Marietta, OH	81,000	Office/Warehouse
Marietta, OH	22,646	Warehouse
Marengo, IL	55,200	Office/Warehouse
Norfolk, NE	109,000	Office/Warehouse
Rochester, NY	73,000	Office/Warehouse
Ogallala, NE	25,000	Office/Warehouse
Guangdong Province, China	154,210	Office/Warehouse
Sheffield, England	25,000	Office/Warehouse
Lupfig, Switzerland	58,405	Office/Warehouse
Hanau, Germany	1,092	Office
Crolles, France	215	Office
Clean Earth
Clean Earth is headquartered in Hatboro, Pennsylvania and has eighteen permitted facilities as well as several offices. The summary below outlines Clean Earth's property locations.

Location (County, State)	Operation	Size	Leased or Owned
Montgomery, PA	Corporate Headquarters	16,669 sq. ft.	Leased
Butler, PA	Offices	7,525 sq. ft.	Leased
Middlesex, NJ	Fixed Base Remediation	~ 16 acres	Leased
Hudson, NJ	Dredged Material Processing and Beneficial Reuse	~ 7 acres	Leased
Hudson, NJ	RCRA TSDF	~ 14.5 acres	Owned/ Leased
Hudson, NJ	Dredging Services and Beneficial Reuse	~ 20 acres	Lease
Philadelphia, PA	Med. Temperature Thermal Desorption	8.5 acres	Owned
Bucks, PA	Med. Temperature Thermal Desorption	7.8 acres	Owned
Lycoming, PA	Drill Cuttings Stabilization	~ 2 acres	Leased
New Castle, DE	Med. Temperature Thermal Desorption	7.6 acres	Leased
Prince Georges, MD	Chemical Stabilization	42.49 acres	Owned
Washington, MD	Chemical Stabilization	13.67 acres	Owned
Glades, FL	Med. Temperature Thermal Desorption	11.29 acres	Owned
Camden, GA	Med. Temperature Thermal Desorption	2.92 acres	Owned
Marshall, KY	RCRA TSDF	~ 25.2 acres	Owned
Monongalia, WV	RCRA TSDF - Aerosol Recycling	~ 1 acres	Owned
Butler, PA	Transportation facility	1,500 sq. ft.	Leased
Newport News, VA	Office & Warehouse	3,200 sq, ft.	Leased
Hartford, CT	Thermal Desorption	16 acres	Owned
Etowah, AL	RCRA Part B Permitted Hazardous Waste TSDF	42 acres	Owned

Sterno Products
Sterno Products is headquartered in Corona, California. Sterno Products owns a 103,500 square foot manufacturing and production facility in Memphis, Tennessee, and a 214,000 square foot manufacturing and production facility in Texarkana, Texas. All other properties are leased.

Location	Square Feet	Use
Corona, CA	12,330	Corporate Office
Memphis, TN	103,500	Manufacturing
Texarkana, TX	214,000	Manufacturing
Texarkana, TX	16,000	Warehouse
Des Plaines, IL	11,400	Office (subleased)
Toronto, Canada	13,867	Office
Vancouver, Canada	50,372	Office
Vancouver, CA	33,711	Warehouse
Montreal, CA	2,100	Warehouse
Montreal, Canada	12,500	Office
Atlanta, GA	1,235	Showroom
Las Vegas, NV	342	Showroom
Yuyao, China	2,982	Office
Yuyao, China	323	Office
Shunde, China	343	Office

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

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES
Market Information
Our Trust stock has traded on the New York Stock Exchange (the “NYSE”) under the symbol “CODI” since November 1, 2011. Previously, our stock was traded on the NASDAQ Global Select Market under the symbol “CODI.” The following table sets forth the intraday high and low sales prices per share as reported on the NYSE for the periods indicated:

Quarter Ended	High	Low	Distribution Declared
December 31, 2016	$19.50	$16.95	$0.36
September 30, 2016	17.58	16.51	0.36
June 30, 2016	17.00	15.41	0.36
March 31, 2016	16.09	13.65	0.36
December 31, 2015	17.25	15.10	0.36
September 30, 2015	17.14	9.70	0.36
June 30, 2015	17.53	15.90	0.36
March 31, 2015	16.01	17.24	0.36
Common Stock Holders
On December 31, 2016 there were 15 registered holders of our common stock. The number of registered holders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.

Securities Authorized for Issuance under Equity Compensation Plans

There are no securities currently authorized for issuance under an equity compensation plan.

COMPARATIVE PERFORMANCE OF SHARES OF TRUST STOCK
The performance graph shown below compares the change in cumulative total shareholder return on shares of Trust stock with the NASDAQ Stock Market Index, the NASDAQ Other Finance Index, the NYSE Composite Index and the NYSE Financial Sector Index for the previous five years, through the quarter ended December 31, 2016. The graph sets the beginning value of shares of Trust stock and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of shares of Trust stock.

Data	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Compass Diversified Holdings	$153.56	$147.20	$158.36	$159.96
NASDAQ Stock Market Index	$138.69	$131.67	$139.80	$135.46
NASDAQ Other Finance Index	$83.12	$80.69	$83.59	$83.87
NYSE Financial Sector Index	$55.18	$51.30	$54.71	$58.85
NYSE Composite Index	$97.85	$93.02	$98.37	$100.67

Data	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Compass Diversified Holdings	$174.98	$195.86	$201.45	$224.45
NASDAQ Stock Market Index	$146.58	$152.67	$169.19	$187.36
NASDAQ Other Finance Index	$98.41	$102.70	$106.62	$117.93
NYSE Financial Sector Index	$63.14	$65.10	$68.66	$73.10
NYSE Composite Index	$108.58	$108.65	$114.71	$124.00

Data	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Compass Diversified Holdings	$218.56	$212.14	$206.95	$194.20
NASDAQ Stock Market Index	$188.37	$197.75	$201.58	$212.46
NASDAQ Other Finance Index	$115.15	$114.94	$113.84	$117.29
NYSE Financial Sector Index	$73.30	$75.02	$74.39	$77.17
NYSE Composite Index	$125.52	$130.90	$127.60	$129.23

Data	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Compass Diversified Holdings	$206.87	$200.67	$199.51	$198.94
NASDAQ Stock Market Index	$219.86	$223.71	$207.26	$224.64
NASDAQ Other Finance Index	$121.74	$121.61	$112.03	$115.43
NYSE Financial Sector Index	$75.83	$76.67	$70.13	$72.55
NYSE Composite Index	$129.94	$128.82	$116.84	$120.93

Data	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Compass Diversified Holdings	$198.47	$225.44	$198.47	$225.44
NASDAQ Stock Market Index	$218.46	$238.30	$218.46	$238.30
NASDAQ Other Finance Index	$114.3	$123.62	$114.30	$123.62
NYSE Financial Sector Index	$68.25	$71.76	$68.25	$71.76
NYSE Composite Index	$121.7	$127.83	$121.70	$127.83

Distributions
For the years 2016, 2015 and 2014, we have declared and paid quarterly cash distributions to holders of record as follows:

Quarter Ended	Declaration Date	Payment Date	Distribution Per Share
December 31, 2016	January 5, 2017	January 26, 2017	$0.36
September 30, 2016	October 6, 2016	October 27, 2016	$0.36
June 30, 2016	July 7, 2016	July 28, 2016	$0.36
March 31, 2016	April 7, 2016	April 28, 2016	$0.36
December 31, 2015	January 7, 2016	January 28, 2016	$0.36
September 30, 2015	October 7, 2015	October 29, 2015	$0.36
June 30, 2015	July 9, 2015	July 29, 2015	$0.36
March 31, 2015	April 9, 2015	April 29, 2015	$0.36
December 31, 2014	January 8, 2015	January 28, 2015	$0.36
September 30, 2014	October 7, 2014	October 30, 2014	$0.36
June 30, 2014	July 10, 2014	July 30, 2014	$0.36
March 31, 2014	April 10, 2014	April 30, 2014	$0.36
We currently intend to continue to declare and pay regular quarterly cash distributions on all outstanding shares through fiscal 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7.

Recent Sales of Unregistered Securities

None.
Purchases of Equity Securities by Issuer and Affiliated Partners
None.

ITEM 6. – SELECTED FINANCIAL DATA
The following table sets forth selected historical and other data of the Company and should be read in conjunction with the more detailed consolidated financial statements included elsewhere in this Annual Report. Selected financial data below includes the results of operations, cash flow and balance sheet data of the Company for the years ended December 31, 2016, 2015, 2014, 2013, and 2012.
The Company sold 5,800,238 shares of FOX during FOX's initial public offering in August 2013, and an additional 4,466,569 shares during a FOX secondary offering in July 2014, resulting in the Company holding approximately 41% ownership interest in FOX at December 31, 2015 and 2014. Effective July 11, 2014, the date that the Company's ownership interest in FOX fell below 50%, the Company began accounting for the investment in FOX as an equity method investment at fair value. FOX's results of operations and cash flows are included in the consolidated results of operations and cash flows of the Company from the date of acquisition through July 10, 2014, the date at which the Company began accounting for the investment in FOX using the equity method of accounting. On November 16, 2016, our ownership interest in FOX fell below 20%. We use the fair value option to account for the FOX investment whereby gains or losses resulting from changes in the fair value of the investment are recorded through the statement of operations. Therefore, despite the decrease in the ownership interest in FOX below 20%, changes in the fair value of the investment will continue to be recorded in our net income (loss) for the period.
The operating results for Tridien are reflected as discontinued operations in each of the years presented in the table below and are not included in continuing operations. The operating results of CamelBak and American Furniture in 2015, 2014, 2013 and 2012 and HALO in 2012 are reflected as discontinued operations and are not included in the continuing operations data below. Data included below only includes activity in our operating subsidiaries from their respective dates of acquisition.

	Year ended December 31,
	2016	2015	2014	2013	2012
Statements of Operations Data:
Net sales	$978,309	$727,978	$636,675	$680,639	$579,778
Cost of sales	651,739	487,242	431,658	457,913	392,881
Gross profit	326,570	240,736	205,017	222,726	186,897
Operating expenses:
Selling, general and administrative	217,830	136,399	128,190	116,549	108,418
Supplemental put expense (reversal)	—	—	—	(45,995)	15,995
Management fees	29,406	25,658	21,872	17,782	16,783
Amortization expense	35,069	28,761	23,063	19,350	19,532
Impairment expense/ loss on disposal of assets	25,204	—	—	—	—
Operating income	19,061	49,918	31,892	115,040	26,169
Gain on deconsolidation of subsidiary	—	—	264,325	—	—
Gain on equity method investment	74,490	4,533	11,029	—	—
Income (loss) from continuing operations	53,749	8,991	270,077	71,052	(15,745)
Income and gain from discontinued operations	2,781	156,779	21,078	7,764	20,085
Net income	56,530	165,770	291,155	78,816	4,340
Net income from continuing operations—noncontrolling interest	1,961	5,133	11,661	12,124	7,232
Net income (loss) from discontinued operations—noncontrolling interest	(116)	(1,201)	659	(1,372)	1,050
Net income (loss) attributable to Holdings	$54,685	$161,838	$278,835	$68,064	$(3,942)
Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$0.46	$(0.30)	$4.98	$0.86	$(0.48)
Discontinued operations	0.05	2.91	0.40	0.19	0.40
Basic and fully diluted income (loss) per share attributable to Holdings	$0.51	$2.61	$5.38	$1.05	$(0.08)

Cash distribution declared per share	$1.44	$1.44	$1.44	$1.44	$1.44

Cash Flow Data:
Cash provided by operating activities	$111,372	$84,548	$70,695	$72,374	$52,566
Cash (used in) provided by investing activities	(363,021)	233,880	(424,753)	66,286	(84,426)
Cash provided by (used in) financing activities	208,726	(254,357)	265,487	(44,122)	(82,232)
Foreign currency impact on cash	(3,174)	(1,905)	(955)	450	(37)
Net increase (decrease) in cash and cash equivalents	$(46,097)	$62,166	$(89,526)	$94,988	$(114,129)

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Current assets	$452,819	$291,363	$320,799	$399,133	$267,659
Total assets	1,777,155	1,421,042	1,547,430	1,044,913	955,201
Current liabilities	202,521	116,479	141,231	130,130	113,799
Long-term debt	551,652	308,639	485,547	280,389	267,008
Total liabilities	882,611	547,823	739,096	475,978	498,989
Noncontrolling interests	38,139	47,135	40,903	95,550	41,584
Shareholders’ equity attributable to Holdings	856,405	826,084	767,431	473,385	414,628

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Based on the experience of our management team and its ability to identify and negotiate acquisitions, we believe we are well- positioned to acquire additional attractive businesses. Our management team has a large network of approximately 2,000 deal intermediaries to whom it actively markets and who we expect to expose us to potential acquisitions. Through this network, as well as our management team’s active proprietary transaction sourcing efforts, we typically have a substantial pipeline of potential acquisition targets. In consummating transactions, our management team has, in the past, been able to successfully navigate complex situations surrounding acquisitions, including corporate spin-offs, transitions of family-owned businesses, management buy-outs and reorganizations. We believe the flexibility, creativity, experience and expertise of our management team in structuring transactions provides us with a strategic advantage by allowing us to consider non-traditional and complex transactions tailored to fit a specific acquisition target.
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
From May 16, 2006 through December 31, 2016, we purchased seventeen businesses (each of our businesses is treated as a separate operating segment) and disposed of seven businesses. The tables below reflect summarized information relating to our acquisitions and dispositions from the date of our IPO through December 31, 2016 (in thousands):
Acquisitions

			Ownership Interest - December 31, 2016
Business	Acquisition Date	CODI Purchase Price	Primary	Diluted
CBS Holdings (Staffmark) (1)	May 16, 2006	$183,200	N/a	N/a
Crosman	May 16, 2006	$72,600	N/a	N/a
Advanced Circuits (3)	May 16, 2006	$81,000	69.4%	69.3%
Silvue	May 16, 2006	$36,000	N/a	N/a
Tridien (3)	August 1, 2006	$31,000	N/a	N/a
Aeroglide	February 28, 2007	$58,200	N/a	N/a
Halo	February 28, 2007	$62,300	N/a	N/a
American Furniture	August 31, 2007	$97,000	N/a	N/a
FOX (2)	January 4, 2008	$80,400	14.0%	N/a
Liberty Safe (3)	March 31, 2010	$70,200	88.6%	84.7%
Ergobaby (3)	September 16, 2010	$85,200	83.5%	76.9%
CamelBak	August 24, 2011	$251,400	N/a	N/a
Arnold Magnetics	March 5, 2012	$128,800	96.7%	84.7%
Clean Earth (3)	August 7, 2014	$251,400	97.5%	79.8%
Sterno Products (3)	October 10, 2014	$160,000	100.0%	89.5%
Manitoba Harvest (3)	July 10, 2015	$102,700	76.6%	65.6%
5.11	August 31, 2016	$408,200	97.5%	85.1%

(1) The total purchase price for CBS Holdings includes the acquisition of Staffmark Investment LLC on January 21, 2008 for a purchase price of $128.6 million. The Company renamed its CBS Personnel business to Staffmark subsequent to the acquisition.

(2) FOX completed an IPO of its common stock in August 2013 in which we sold a 22% interest in FOX, reducing our ownership interest to 53%. In July 2014, FOX completed a secondary offering in which we sold a 12% interest in FOX, reducing our ownership interest to 41% and resulting in the deconsolidation of FOX from our financial results. We now hold an ownership interest in FOX of approximately 14%. We have recognized total net proceeds from the sale of our FOX shares of approximately $328.9 million.

(3) The total purchase price does not reflect add-on acquisitions made by our businesses subsequent to their purchase by CODI.

Dispositions

Business	Date of Disposition	Sale Price	CODI Proceeds from Disposition (1)	Gain (loss) recognized
Crosman	January 5, 2007	$143,000	$109,600	$35,800
Aeroglide	June 24, 2008	$95,000	$78,500	$34,000
Silvue	June 25, 2008	$95,000	$63,600	$39,400
Staffmark	October 17, 2011	$295,000	$216,000	$88,600
Halo	May 1, 2012	$76,500	$66,500	$(500)
CamelBak	August 3, 2015	$412,500	$367,800	$164,000
American Furniture	October 5, 2015	$24,100	$23,500	$(14,300)
Tridien	September 21, 2016	$25,000	$22,700	$1,680

(1) CODI portion of the net proceeds from disposition includes debt and equity proceeds and reflects the accounting for the redemption of the sold business's minority shareholders and transaction expenses.
We are dependent on the earnings of, and cash receipts from, the businesses that we own in order to meet our corporate overhead and management fee expenses and to pay distributions. The earnings and distributions of our businesses are generally lowest in the first quarter, and strongest in the third and fourth quarter, of each fiscal year. These earnings and distributions, net of any non-controlling interest in these businesses, are available to:

•	meet capital expenditure requirements, management fees and corporate overhead charges;

•	fund distributions from the businesses to the Company; and

•	be distributed by the Trust to shareholders.
2016 Highlights
Acquisitions
Platform Acquisition
5.11
On August 31, 2016, we closed on the acquisition of 5.11, a leading provider of purpose-built tactical apparel and gear for law enforcement, firefighters, EMS, and military special operations as well as outdoor and adventure enthusiasts. The purchase price for 5.11, net of transaction costs of $2.1 million was $408.2 million. We funded the acquisition through an Incremental Facility Amendment to the 2014 Credit Agreement. The Incremental Facility Amendment provided an increase to the 2014 Revolving Credit Facility of $150.0 million, and an advance under the 2016 Incremental Term Loan in the amount of $250.0 million.
Add-ons
Acquisition of Baby Tula
On May 11, 2016, the Company's Ergobaby subsidiary, acquired all of the outstanding membership interests in New Baby Tula LLC ("Baby Tula"), a maker of premium baby carriers, toddler carriers, slings, blankets and wraps. The purchase price was $73.8 million, net of transaction costs, plus a potential earn-out of $8.2 million based on 2017 financial performance. Ergobaby paid $0.8 million in transaction costs in connection with the acquisition. Ergobaby funded the acquisition and payment of related transaction costs through the issuance of an additional $68.2 million in intercompany loans with the Company, and the issuance of $8.2 million in Ergobaby shares to the selling shareholders.
Acquisitions of EWS and Phoenix Soil
On June 1, 2016, the Company's Clean Earth subsidiary acquired certain of the assets and liabilities of EWS Alabama, Inc. ("EWS".) Clean Earth funded the acquisition and the related transaction costs through the issuance of additional intercompany debt with the Company. Based in Glencoe, Alabama, EWS provides a range of hazardous and non-hazardous waste management services from a fully permitted hazardous waste RCRA Part B facility.
On April 15, 2016, Clean Earth acquired certain assets and liabilities of Phoenix Soil, LLC ("Phoenix Soil") and WIC, LLC (together with Phoenix Soil, the "Sellers"). Clean Earth funded the acquisition and the related transaction costs through the issuance of additional intercompany debt with the Company. Phoenix Soil is based in Plainville, CT and provides environmental services for nonhazardous contaminated soil materials with a primary focus on soil. Phoenix Soil recently completed its transition to a new 58,000 square foot thermal desorption facility owned by WIC, LLC. The acquisition increased Clean Earth's soil treatment capabilities and expand its geographic footprint into New England.
Acquisition of Northern International, Inc.
On January 22, 2016, Sterno Products, a wholly owned subsidiary of the company, acquired all of the outstanding stock of Northern International, Inc. (NII), for a purchase price of approximately $35.8 million (C$50.6 million). The purchase price includes an earn-out payable over two years of up to a maximum amount of $1.8 million (C$2.5 million). Headquartered in Coquitlam, British Columbia, Canada, NII sells flameless candles and outdoor lighting products through the retail segment. Sterno Products financed the acquisition and payment of the related transaction costs through the issuance of an additional $37.0 million in intercompany loans with the Company.
Dispositions
Disposition of Tridien Medical
On September 21, 2016, a subsidiary of Hill-Rom Holdings, Inc. acquired our Tridien subsidiary, based on an enterprise value of $25 million. After the allocation of the sales price to non-controlling equity holders and the payment of transaction expenses, the Company received approximately $22.7 million in net proceeds related to the sale. We recognized a gain of $1.7 million on the sale of Tridien during the year ended December 31, 2016.

Partial Divestiture of FOX shares
In November 2016, FOX closed on a secondary offering of 3,500,000 shares of FOX common stock held by the Company, for total net proceeds of $71.8 million. This sale of the portion of our FOX shares in November 2016 qualified as a Sale Event under the Company's LLC Agreement. Our board of directors declared a distribution to the Holders of the Allocation Interests of $13.4 million in connection with the Sale Event in the fourth quarter of 2016. The profit allocation payment was made during the first quarter of 2017. As a result of the November 2016 sale of FOX shares, our ownership interest in FOX was reduced to approximately 14%. We continue to evaluate opportunities to divest the remainder of our FOX shares.
On August 12, 2016, FOX, closed on a secondary public offering of 4,025,000 shares held by certain FOX shareholders, including the Company. The Company sold a total of 3,500,000 shares of FOX common stock in this offering, for total net proceeds of $63.0 million. Upon completion of the offering, our ownership of FOX decreased from approximately 33% to approximately 23%. This sale of the portion of our FOX shares in August 2016 qualified as a Sale Event under the Company's LLC Agreement. Our board of directors declared a distribution to the Holders of the Allocation Interests of $11.6 million in connection with the Sale Event of FOX in August 2016. The profit allocation payment, offset by the negative profit allocation resulting from the disposition of Tridien, was made during the quarter ended December 31, 2016.
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
Sale of Trust Common Shares
In December 2016, the Company completed an offering of 5,600,000 Trust common shares at an offering price of $18.65 per share. The net proceeds to the Company, after deducting the underwriter's discount and offering costs, totaled approximately $99.4 million.
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

2016 Distributions
For the 2016 fiscal year we declared distributions to our shareholders totaling $1.44 per share.
2017 Outlook

Middle market deal flow remained steady in 2016 relative to 2015, in part due to continued attractive valuations for sellers.  High valuation levels continue to be driven by the availability of debt capital with favorable terms and financial and strategic buyers seeking to deploy available equity capital.

We remain focused on marketing the Company’s attractive ownership and management attributes to potential sellers of middle market businesses and intermediaries.  In addition, we continue to pursue opportunities for add-on acquisitions by certain of our existing subsidiary companies, which can be particularly attractive from a strategic perspective.
The areas of focus for 2017, which are generally applicable to each of our businesses, include:

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
Fiscal 2016, 2015 and 2014 each represent a full year of operating results included in our consolidated results of operations for four of our businesses. We acquired 5.11 in August 2016, Manitoba Harvest in July 2015, and Clean Earth and Sterno Products in August 2014 and October 2014, respectively. Additionally, on July 10, 2014, our ownership interest in FOX decreased below 50% and as a result, beginning July 10, 2014, FOX no longer met the requirements for inclusion in our consolidated results of operations. In the following results of operations, we provide (i) our actual Consolidated Results of Operations for the years ended December 31, 2016, 2015 and 2014, which includes the historical results of operations of each of our businesses (operating segments) from the date of acquisition and (ii) comparative historical results of operations for each of our businesses on a stand-alone basis (“Results of Operations – Our Businesses”), for each of the years ended December 31, 2016, 2015 and 2014, where all years presented include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable.
Consolidated Results of Operations — Compass Diversified Holdings

	Year Ended
(in thousands)	December 31, 2016	December 31, 2015
Net revenues	$978,309	$727,978
Cost of sales	651,739	487,242
Gross profit	326,570	240,736
Selling, general and administrative expense	217,830	136,399
Management fees	29,406	25,658
Amortization of intangibles	35,069	28,761
Impairment expense	16,000	—
Loss on disposal of assets	9,204	—
Operating income	$19,061	$49,918

	Year Ended December 31, 2014
(in thousands)	Consolidated Results of Operations	Less: FOX	Consolidated Results less FOX
Net revenues	$636,675	$149,995	$486,680
Cost of sales	431,658	103,701	327,957
Gross profit	205,017	46,294	158,723
Selling, general and administrative expense	128,190	25,780	102,410
Management fees	21,872	—	21,872
Amortization of intangibles	23,063	3,220	19,843
Operating income	$31,892	$17,294	$14,598

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Net sales

On a consolidated basis, net sales for the year ended December 31, 2016 increased by approximately $250.3 million or 34.4% compared to the corresponding period in 2015.  5.11 sales since the date of acquisition were $109.8 million, while $41.9 million of the increase reflects a full year of net sales at Manitoba Harvest in 2016 as compared to 2015. The remaining amount of the increase was primarily due to add-on acquisitions made during 2016, specifically the Ergobaby acquisition of Baby Tula in May 2016 ($16.3 million in net sales from date of acquisition), and the Sterno acquisition of NII in January 2016 ($77.9 million in net sales from the date of acquisition). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net sales by business segment.
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

Cost of sales

On a consolidated basis, cost of sales increased approximately $164.5 million during the year ended December 31, 2016, compared to the corresponding period in 2015. 5.11 cost of sales since the date of acquisition were $78.8 million, while $20.9 million of the increase reflects a full year of cost of sales at Manitoba Harvest in 2016 as compared to 2015. The remaining amount of the increase was primarily due to add-on acquisitions made during 2016, specifically the Ergobaby acquisition of Baby Tula in May 2016 ($4.7 million in cost of sales from date of acquisition), and the Sterno acquisition of NII in January 2016 ($58.1 million in net sales from the date of acquisition). Gross profit as a percentage of sales was approximately 33.4% in year ended December 31, 2016 compared to 33.1% in 2015. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of cost of sales by business segment.

Selling, general and administrative expense

On a consolidated basis, selling, general and administrative expense increased approximately $81.4 million during the year ended December 31, 2016, compared to the corresponding period in 2015. The increase in expenses in 2016 compared to 2015 is principally the result of the acquisition of 5.11 in August 2016 ($38.1 million in selling, general and administrative expenses, including $2.1 million in acquisition costs), a full year of expense related to our 2015 acquisition, Manitoba Harvest, ($11.5 million), and the add on acquisitions of Baby Tula by Ergobaby and NII by Sterno Products ($3.9 million and $18.6 million, respectively, in selling, general and administrative expense). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense increased from $10.6 million in 2015 to $12.3 million in 2016.

Fees to manager

Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the year ended December 31, 2016, we incurred approximately $29.4 million in expense for these fees compared to $25.7 million for the corresponding period in 2015. The $3.8 million increase in the year ended December 31, 2016 is principally due to the increase in consolidated net assets resulting from the acquisition of 5.11 in August 2016, and the add-on acquisitions by our businesses that occurred throughout 2016.

Impairment expense

The Company performed interim goodwill impairment testing on the three reporting units of Arnold as of December 31, 2016. The results of the impairment test (Step 1) indicated that the goodwill associated with the PMAG reporting unit was impaired. The Company developed an estimated range of the potential goodwill impairment at PMAG of between $14 million and $19 million, and has recorded impairment expense of $16 million at December 31, 2016. The result of the Step 2 analysis is expected to be recorded in the first quarter of 2017.

Loss on disposal of assets

Both the Ergobaby and Clean Earth businesses recognized losses on disposal of assets during 2016. Ergobaby recorded a $5.9 million loss on disposal of assets during the year ended December 31, 2016 related to its decision to dispose of the Orbit Baby product line. The loss is comprised of the write-off of intangible assets of $5.5 million, property, plant and equipment of $0.4 million, and other assets of $1.0 million. In October 2016, Ergobaby sold a majority of the Orbit Baby intellectual property and tooling assets. The proceeds of the sale reduced the loss recorded on disposal of assets by approximately $1.0 million in the fourth quarter of 2016. Clean Earth recognized a loss on disposal of assets of $3.3 million during the fourth quarter of 2016 related to the closure of the Company’s Williamsport, Pennsylvania site which processed drill cuttings. The loss was comprised of intangible assets specific to the Williamsport location, as well as equipment that could not be repurposed to other sites at the time of the closing of the facility.

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Net sales

On a consolidated basis, net of FOX, net sales for the year ended December 31, 2015 increased by approximately $241.3 million or 49.6% compared to the corresponding period in 2014.  Our acquisitions of Clean Earth and Sterno Products in August and October 2014, respectively, contributed $210.2 million of the total increase, and the acquisition of Manitoba Harvest in July 2015 contributed an additional $17.4 million. During the year ended December 31, 2015 compared to 2014, we also saw notable sales increases at Ergobaby ($4.3 million) and Liberty ($11.0 million), offset in part by decreased sales at Arnold Magnetics ($3.2 million). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net sales by business segment.

Cost of sales

On a consolidated basis, net of FOX, cost of sales increased approximately $159.3 million during the year ended December 31, 2015, compared to the corresponding period in 2014. The 2014 acquisitions ($150.7 million) and Manitoba Harvest ($11.9 million of the increase, including the amortization of the step up in fair value of inventory associated with the purchase price allocation of $3.1 million) were the primary drivers of the increase in cost of sales during the year ended December 31, 2015. Gross profit as a percentage of sales was approximately 33.1% in year ended December 31, 2015 compared to 32.6% in 2014. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of cost of sales by business segment.

Selling, general and administrative expense

On a consolidated basis, net of FOX, selling, general and administrative expense increased approximately $34.0 million during the year ended December 31, 2015, compared to the corresponding period in 2014. The increase in expenses in 2015 compared to 2014 is principally the result of including a full year of expenses from our 2014 acquisitions (an increase of $24.1 million), as well as the expenses from Manitoba Harvest ($9.8 million, including acquisition costs). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense decreased from $11.2 million in 2014 to $10.6 million in 2015.

Fees to manager

Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the year ended December 31, 2015, we incurred approximately $25.7 million in expense for these fees compared to $21.9 million for the corresponding period in 2014. The $3.8 million increase in the year ended December 31, 2015 is principally due to the increase in consolidated net assets resulting from the 2014 acquisitions during the third and fourth quarter of 2014, respectively, and Manitoba Harvest in the third quarter of 2015, and the timing of the dispositions of CamelBak and American Furniture during the latter half of 2015.

Amortization expense

Amortization expense increased $8.9 million, from $19.8 million for the year ended December 31, 2014 to $28.8 million for the year ended December 31, 2015. The increase primarily relates to a full year of amortization expense in 2015 for our 2014 acquisitions (resulting in an increase of $11.1 million), offset by a decrease in amortization at our Liberty Safe business related to certain intangibles that were fully amortized in 2014.

Results of Operations — Our Businesses
As previously discussed, we acquired our businesses on various acquisition dates beginning May 16, 2006. As a result, our consolidated operating results only include the results of operations since the acquisition date associated with each of our businesses in accordance with Generally Accepted Accounting Principles. The following discussion reflects a comparison of the historical results of operations for each of our businesses (segments) for the complete fiscal years ending December 31, 2016, 2015 and 2014. For 5.11, which we acquired in August 2016, the following discussion reflects the comparative pro forma results of operations for the fiscal years ended December 31, 2016, 2015 and 2014 as if we had acquired the business on January 1, 2014. For Manitoba Harvest, which was acquired in July 2015, the following discussion reflects the historical operations for the year ended December 31, 2016, and comparative pro forma results of operation for the entire fiscal years ending December 31, 2015 and 2014 as if we had acquired the business January 1, 2014. For the 2014 acquisitions, the following discussion reflects historical operations for the year ending December 31, 2016 and 2015, and comparative pro forma results of operations for the entire fiscal year ending December 31, 2014, as if we had acquired the businesses on January 1, 2014. Where appropriate, relevant pro forma adjustments are reflected as part of the historical operating results. We believe this presentation enhances the discussion and provides a more meaningful comparison of operating results. The following operating results of our businesses are not necessarily indicative of the results to be expected for a full year, going forward.
We categorize the businesses we own into two separate groups of businesses (i) branded consumer businesses, and (ii) niche industrial businesses. Branded consumer businesses are characterized as those businesses that we believe capitalize on a valuable brand name in their respective market sector. We believe that our branded consumer businesses are leaders in their particular category. Niche industrial businesses are characterized as those businesses that focus on manufacturing and selling particular products or services within a specific market sector. We believe that our niche industrial businesses are leaders in their specific market sector.

Branded Consumer Businesses
5.11
Overview
5.11 is a leading provider of purpose-built tactical apparel and gear for law enforcement, firefighters, EMS, and military special operations as well as outdoor and adventure enthusiasts. 5.11 is a brand known for innovation and authenticity, and works directly with end users to create purpose-built apparel and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide.   Headquartered in Irvine, California, 5.11 operates sales offices and distribution centers globally, and 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and on 511tactical.com.
We made loans to and purchased a controlling interest in 5.11 for a net purchase price of $408.2 million in August 2016, representing approximately 97.5% of the initial outstanding equity of 5.11 ABR Corp.
Results of Operations
The table below summarizes the pro forma results of operations for 5.11 for the years ended December 31, 2016, 2015 and 2014. We acquired 5.11 on August 31, 2016. The following results are reported as if we had acquired 5.11 on January 1, 2014.

	Year ended December 31,
	2016	2015	2014
(in thousands)	(Pro forma)	(Pro forma)	(Pro forma)
Net sales	$295,256	$284,471	$278,852
Cost of sales (a)	182,456	161,785	156,693
Gross profit	112,800	122,686	122,159
Selling, general and administrative expenses (b)	107,149	97,953	98,370
Management fees (c)	1,000	1,000	1,000
Amortization of intangibles (d)	8,503	8,189	8,189
(Loss) income from operations	$(3,852)	$15,544	$14,600

Pro forma results of operations for 5.11 for the annual periods ended December 31, 2016, 2015 and 2014 include the following pro forma adjustments applied to historical results:

(a) The purchase price allocation for 5.11 included a step-up in the value of inventory of $39.1 million which is being recognized through cost of sales over the inventory turns of 5.11 of approximately 1.3x annually. $17.4 million in expense was recognized from the date of acquisition through December 31, 2016, and the remaining amount of inventory step-up will be recognized through cost of sales in the first and second quarter of 2017.

(b) Selling, general and administrative expenses were increased by approximately $0.9 million, $1.1 million and $0.7 million in the years ended December 31, 2016, 2015 and 2014, respectively, as a result of stock compensation expense related to stock options that have been granted to 5.11 employees as a result of the acquisition.

(c) Represents management fees that would have been payable to the Manager in each period presented.

(d) Represents amortization of intangible assets in the three years ended December 31, 2016, 2015 and 2014, respectively, for amortization expense associated with the allocation of the fair value of intangible assets resulting from the final purchase price allocation in connection with our acquisition.
Pro Forma Year Ended December 31, 2016 compared to the Pro Forma Year Ended December 31, 2015
Net sales
Net sales for the year ended December 31, 2016 were $295.3 million, an increase of $10.8 million, or 3.8%, compared to the same period in 2015. Base revenues, which are considered all revenues outside of direct-to-agency business, increased $15.8 million, or 6% over the comparable period. This increase was driven primarily by growing demand in the consumer wholesale channel, which increased 11% due to strong sell-through in the outdoor and sporting goods accounts. Retail and e-commerce revenues grew 131% and 20%, respectively. Retail revenues grew due to six new store openings since January 2015 (bringing the total store count to ten as of December 31, 2016), and a comparable store sales increase of 16%. Direct-to-agency sales decreased $5.7 million in fiscal 2016 compared to 2015, primarily as a result of a significant contract that shipped in the third quarter of 2015 but did not recur in 2016.

Cost of sales
Cost of sales for the year ended December 31, 2016 were $182.5 million compared to $161.8 million for the year ended December 31, 2015. Gross profit as a percentage of sales decreased from 43.1% in the year ended December 31, 2015 to 38.2% in the year ended December 31, 2016. Cost of sales for the year ended December 31, 2016 includes $17.4 million in expense related to a $39.1 million inventory step-up resulting from the acquisition purchase price allocation. The total inventory step-up amount of $39.1 million will be expensed to cost of goods sold over the expected turns of 5.11's inventory, with the remaining amount of $21.7 million at December 31, 2016 recognized during the first half of 2017. Excluding the effect of $17.4 million of expense associated with the inventory step-up, gross profit as a percentage of sales increased from 43.1% for the year ended December 31, 2015 to 44.1% for the year ended December 31, 2016. The gross profit as a percentage of sales increased 100 bps due to lower discounts and promotional activity and a larger proportion of revenues from the higher margin retail and e-commerce distribution channels as compared to the prior year period. During the year ended December 31, 2015, 5.11 incurred unusually high levels of discounts and promotional activity caused by the West Coast Port slowdown. These unusually high levels of discounts and promotional activity did not recur in the year ended December 31, 2016.

Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2016 increased to $107.1 million or 36.3% of net sales compared to $98.0 million or 34.4% of net sales in the same period in 2015. This increase in selling, general and administrative expenses was primarily attributable to increases in employee related costs including wage increases and slightly increased staffing levels, as well as six new retail stores that were not open in the prior year comparable period. Selling, general and administrative expense for the year ended December 31, 2016 also includes $1.2 million in integration fees paid to CGM and $2.1 million in one-time buyer transaction costs incurred in August 2016 related to the 5.11 acquisition by the Company.

(Loss) income from operations
Loss from operations for the year ended December 31, 2016 was $3.9 million, a decrease of $19.4 million when compared to the same period in 2015, primarily due to the amortization of the inventory step-up resulting from the purchase price allocation, transaction related costs resulting from the acquisition, as well as the other factors noted above.

Pro Forma Year Ended December 31, 2015 compared to the Pro Forma Year Ended December 31, 2014
Net sales
Net sales for the year ended December 31, 2015 were $284.5 million, an increase of $5.6 million, or 2.0%, compared to the same period in 2014. Base revenues, which are considered all revenues outside of direct-to-agency business increased 7% over the comparable period. This increase was driven primarily by growing demand in the domestic and international professional channel. In addition, 5.11 experienced 11% growth in the consumer wholesale channel due to strong sell-through in outdoor and sporting goods accounts. Retail and e-commerce revenues grew 118% and 16%, respectively. Retail revenues grew due to three new store openings since January of 2014 (bringing the total store count to four as of December 31, 2015). Direct-to-agency sales decreased $11.6 million in fiscal 2015 compared to 2014, primarily as a result of a certain contracts that shipped in 2014 that did not recur in 2015.

Cost of sales
Cost of sales for the year ended December 31, 2015 were $161.8 million compared to $156.7 million for the year ended December 31, 2014. Gross profit as a percentage of sales decreased from 43.8% in the year ended December 31, 2014 to 43.1% in the year ended December 31, 2015. During the year ended December 31, 2015, the Company incurred unusually high levels of discounts and promotional activity caused by the West Coast Port slowdown. These unusually high levels of discounts and promotional activity did not occur in the year ended December 31, 2014 as there were no significant port issues during that year.

Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2015 were $98.0 million or 34.4% of net sales compared to $98.4 million or 35.3% of net sales in the same period in 2014. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to leveraging fixed costs over a higher revenue base.

Income from operations
Income from operations for the year ended December 31, 2015 was $15.5 million, an increase of $0.9 million when compared to the same period in 2014, based on the factors noted above.
Ergobaby
Overview
Ergobaby, headquartered in Los Angeles, California, is a designer, marketer and distributor of wearable baby carriers and accessories, blankets and swaddlers, nursing pillows, and related products.  Ergobaby primarily sells its Ergobaby and Baby Tula branded products through brick-and-mortar retailers, national chain stores, online retailers, its own websites and distributors and derives approximately 56% of its sales from outside of the United States.
We made loans to and purchased a controlling interest in Ergobaby on September 16, 2010, for approximately $85.2 million, representing approximately 84% of the equity in Ergobaby.
On November 18, 2011 Ergobaby acquired Orbit Baby for approximately $17.5 million. Founded in 2004 and based in Newark, California, Orbit Baby produced and marketed a luxury line of strollers and car seats that utilized a patented hub ring to allow parents to easily move car seats from car seat bases to stroller frames in an instant without the need for any additional components. During the second quarter of 2016, Ergobaby's board of directors approved a plan to dispose of the Orbit Baby product line and in the fourth quarter of 2016, most of the Orbit Baby tooling and intellectual property was sold to Orbit Baby’s Korean distributor. Ergobaby recognized a net loss on the disposal of the Orbit Baby assets of $5.9 million during 2016.
On May 12, 2016, Ergobaby acquired membership interests of New Baby Tula LLC (“Baby Tula”) for approximately $73.8 million, excluding a potential earn-out payment. Baby Tula designs, markets and distributes baby carriers and accessories. The results of operations of Baby Tula are included from the date of acquisition through December 31, 2016.
Results of Operations
The table below summarizes the results of operations for Ergobaby for the fiscal years ended December 31, 2016, 2015 and 2014.

	Year ended December 31,
(in thousands)	2016	2015	2014
Net sales	$103,348	$86,506	$82,255
Cost of sales	39,962	30,070	29,740
Gross profit	63,386	56,436	52,515
Selling, general and administrative expenses	37,703	31,296	30,891
Management fees	500	500	500
Amortization of intangibles	2,133	2,483	2,977
Loss on disposal of assets	5,899	—	—
Income from operations	$17,151	$22,157	$18,147

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Net sales
Net sales for the year ended December 31, 2016 were $103.3 million, an increase of $16.8 million or 19.5% compared to the same period in 2015. Net sales for Baby Tula subsequent to the acquisition were $16.3 million. During the year ended December 31, 2016, international sales were approximately $57.4 million, representing an increase of $9.2 million over the corresponding period in 2015. International sales of baby carriers, accessories and product adjacencies (sleep and nursing) increased by approximately $10.7 million and international sales of infant travel systems decreased by approximately $1.5 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. Baby Tula international sales represent an increase of $5.2 million. During 2016, Ergobaby moved to a direct sales model from a distributor model in Canada, the United Kingdom and Switzerland, which negatively impacted the year-over-year international sales comparison. Domestic sales were $45.9 million during the year ended December 31, 2016, reflecting an increase of $7.7 million compared to the corresponding period in 2015. Domestic sales of baby carriers, accessories and product adjacencies (sleep and nursing) increased $10.3 million and domestic sales of infant travel systems and accessories decreased $2.6 million during the year ended December 31, 2016 compared to the same period in 2015. Baby Tula domestic sales represent an increase of $11.1 million. The decrease in domestic infant travel systems and accessories was primarily attributable to lower demand of travel systems and the decision to exit the Orbit Baby brand. Baby carriers, accessories and product adjacencies (sleep and nursing) represented 93% of sales in the year ended December 31, 2016 compared to 87% in the same period in 2015.

Cost of sales
Cost of sales was approximately $40.0 million for the year ended December 31, 2016 as compared to $30.1 million for the year ended December 31, 2015. Cost of sales for Baby Tula were approximately $10.1 million, and includes $4.7 million in expense associated with the inventory step-up recorded in connection with the purchase price allocation for Baby Tula. The increase in cost of sales was primarily attributable to higher sales compared to the prior period. Gross profit as a percentage of sales was 61.3% for the year ended December 31, 2016 compared to 65.2% for the same period in 2015. Excluding the impact of the inventory step-up expense on cost of sales, gross profit as a percentage of sales was 65.9% for the year ended December 31, 2016.

Selling, general and administrative expenses
Selling, general and administrative expense for the year ended December 31, 2016 increased to approximately $37.7 million or 36.5% of net sales compared to $31.3 million or 36.2% of net sales for the same period of 2015. The $6.4 million increase in the year ended December 31, 2016 compared to the same period in 2015 was primarily attributable to the acquisition costs and additional selling, general and administrative expenses related to Baby Tula, higher marketing spend, increases in employee related costs due to increased staffing levels, and increased legal fees, partially offset by decreased variable expenses, such as distribution and fulfillment and commissions.

Loss on disposal of assets
Ergobaby recorded a $5.9 million loss on disposal of assets during the year ended December 31, 2016 related to its decision to dispose of the Orbit Baby product line. The loss is comprised of the write-off of intangible assets of $5.5 million, property, plant and equipment of $0.4 million, and other assets of $1.0 million. In October 2016, Ergobaby sold a majority of the Orbit Baby intellectual property and tooling assets. The proceeds of the sale reduced the loss recorded on disposal of assets by approximately $1.0 million in the fourth quarter of 2016.

Income from operations
Income from operations for the year ended December 31, 2016 decreased $5.0 million, to $17.2 million, compared to $22.2 million for the same period of 2015, primarily as a result of the loss on disposal of assets.

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

We made loans to, and purchased a controlling interest in, Liberty Safe for approximately $70.2 million in March 2010, representing approximately 96% of the equity in Liberty.

Results of Operations
The table below summarizes the results of operations for Liberty Safe for the full fiscal years ended December 31, 2016, and 2015 and 2014.

	Year ended December 31,
(in thousands)	2016	2015	2014
Net sales	$103,812	$101,146	$90,149
Cost of sales	74,305	73,935	76,889
Gross profit	29,507	27,211	13,260
Selling, general and administrative expenses	14,737	13,081	11,591
Management fees	500	500	500
Amortization of intangibles	1,036	1,772	3,886
Income (loss) from operations	$13,234	$11,858	$(2,717)
Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Net sales
Net sales for the year ended December 31, 2016 increased approximately $2.7 million or 2.6%, to $103.8 million, compared to the corresponding period ended December 31, 2015. Non-Dealer sales were approximately $52.5 million in 2016 compared to $55.2 million in 2015, representing a decrease of $2.7 million or 5.0%. Dealer sales totaled approximately $51.3 million in the year ended December 31, 2016 compared to $45.9 million in the same period in 2015, representing an increase of $5.4 million or 11.8%. The increase in sales is attributable to good overall market demand during the year, particularly in the first quarter of 2016, and Liberty’s increased ability to meet that demand with pre-built inventory and increased production capacity. 2016 also saw significant growth in Liberty's handgun vault business. Liberty Safe’s sales backlog was approximately $8.4 million at December 31, 2016 compared to approximately $7.1 million at December 31, 2015.

Cost of sales
Cost of sales for the year ended December 31, 2016 increased approximately $0.4 million when compared to the same period in 2015. Gross profit as a percentage of net sales totaled approximately 28.4% in 2016 compared to 26.9% in 2015. The increase in gross profit as a percentage of sales during the year ended December 31, 2016 compared to the same period in 2015 is attributable primarily to favorable material costs related to the cost of steel, which is Liberty's primary raw material. Liberty expects to see the cost of steel returning to more normal levels beginning in the first quarter of 2017.

Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2016 increased to approximately $14.7 million or 14.2% of net sales compared to $13.1 million or 12.9% of net sales for the same period of 2015. The $1.7 million increase is primarily attributable to increased spending on radio and other advertising media, higher sales commission expense, and additional expenses related to accelerated vesting of employee stock options and legal fees associated with the recapitalization of Liberty in March 2016.

Income from operations
Income from operations increased $1.4 million during the year ended December 31, 2016 to $13.2 million compared to income from operations of $11.9 million during the same period in 2015, principally as a result of the increase in sales and gross profit, as described above.

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

Manitoba Harvest

Overview

Headquartered in Winnipeg, Manitoba, Manitoba Harvest is a pioneer and leader in branded, hemp-based foods. Manitoba Harvest’s products, which management believes are one of the fastest growing in the hemp food market and among the fastest growing in the natural foods industry, are currently carried in approximately 13,000 retail stores across the U.S. and Canada. The Company’s hemp-exclusive, consumer-facing 100% all-natural product lineup includes hemp hearts, protein powder, hemp oil and snacks.

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

Results of Operations

The table below summarizes the results of operations for Manitoba Harvest for the year ended December 31, 2016, and the pro forma results of operations for Manitoba Harvest for the full fiscal years ended December 31, 2015 and December 31, 2014.

	Year ended December 31,
(in thousands)	2016	2015	2014
		(Pro forma)	(Pro forma)
Net sales	$59,323	$40,586	$35,535
Cost of sales (a)	32,818	20,268	19,306
Gross profit	26,505	20,318	16,229
Selling, general and administrative expense (b)	21,326	19,425	13,702
Fees to manager (c)	350	350	350
Amortization of intangibles (d)	4,508	3,676	4,248
Income (loss) from operations	$321	$(3,133)	$(2,071)

Pro forma results of operations of Manitoba Harvest for the years ended December 31, 2015 and 2014 include the following pro forma adjustments, applied to historical results as if we had acquired Manitoba Harvest January 1, 2014:
(a) The purchase price allocation for Manitoba Harvest included an inventory step-up of $3.1 million, which was charged to cost of sales over the estimated turns of Manitoba Harvest during 2015.
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

Year Ended December 31, 2016 compared to the Pro forma Year Ended December 31, 2015
Net sales
Net sales for the year ended December 31, 2016 were approximately $59.3 million, an increase of $18.7 million, or 46.2%, compared to the same period in 2015. Net sales of HOCI for the year ended December 31, 2016 were $20.7 million. Manitoba Harvest on a stand-alone basis had a decrease in net sales of $2.2 million, or an increase of $0.9 million on a constant currency basis, primarily due to a shift in product sales mix, increases in sales discounts and promotion expenses, the lack of availability of organic hemp seed during most of 2016, and a decrease in private label sales for the first quarter of 2016 versus the comparable prior year period. In the first quarter of 2015, one of Manitoba Harvest's private label customers expanded distribution into additional stores, resulting in a higher level of private label sales versus the current period.
Cost of sales
Cost of sales for the year ended December 31, 2016 were approximately $32.8 million compared to approximately $20.3 million for the year ended December 31, 2015. Gross profit as a percentage of sales decreased to 44.7% for the year ended December 31, 2016 from 50.1% for the year ended December 31, 2015, primarily as a result of the gross margins at HOCI, which are historically lower since HOCI is a wholesale provider of ingredients. After removing the effect of HOCI from gross margins, Manitoba Harvest's gross margin at 45.7% is down 4% compared to the prior year, primarily as a result of the lack of availability of organic hemp seed, which has higher gross margins, sales deduction, additional reserves recorded for slow moving inventory, and higher discounts and promotions expense in the current year as compared to 2015.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2016 increased to approximately $21.3 million or 35.9% of net sales compared to $19.4 million or 47.9% of net sales for the same period of 2015. The $1.9 million increase in 2016 compared to 2015 is primarily due to additional selling and administrative expenses attributable to HOCI ($2.0 million), increases in employee related costs due to increased headcount, and higher expenses to support retail advertising, product demonstrations, marketing expenditures, as well as costs associated with the integration of HOCI post-acquisition. The 2015 costs include one-time buyer transaction costs incurred in July 2015 related to the acquisition of Manitoba Harvest, and December 2015 related to the acquisition of HOCI ($1.5 million).
Income (loss) from operations
Income from operations for the year ended December 31, 2016 was approximately $0.3 million, as compared to a loss of $3.1 million for the same period in 2015, based on the factors described above.

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
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2015 increased to approximately $19.4 million or 47.9% of net sales compared to $13.7 million or 38.6% of net sales for the same period of 2014. The $5.7 million increase in 2015 compared to 2014 was primarily attributable to increases in employee related costs due to increased headcount, increases in marketing expenditures, integration service fees payable to CGM ($0.5 million), and one-time buyer transaction costs incurred in July 2015 related to the acquisition of Manitoba Harvest, and December 2015 related to the acquisition of HOCI ($1.5 million).
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
Results of Operations
The table below summarizes the statement of operations for Advanced Circuits for the fiscal years ending December 31, 2016, 2015 and 2014.

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net sales	$86,041	$87,532	$85,918
Cost of sales	47,997	48,201	46,801
Gross profit	38,044	39,331	39,117
Selling, general and administrative expenses	13,579	13,636	13,598
Management fees	500	500	500
Amortization of intangibles	1,247	1,051	2,564
Income from operations	$22,718	$24,144	$22,455
Year Ended December 31, 2016 compared to Year Ended December 31, 2015
Net sales
Net sales for the year ended December 31, 2016 were approximately $86.0 million compared to approximately $87.5 million for the same period in 2015, a decrease of approximately $1.5 million or 1.7%. The decrease in net sales was due to decreased sales in Long-Lead Time PCBs by approximately $3.5 million, and Quick-Turn Small-Run PCBs by approximately $1.0 million. This was partially offset by increases in Quick-Turn Production PCBs sales by approximately $0.3 million, Assembly sales by approximately $2.0 million, Subcontract sales by approximately $0.6 million, and decreased promotion expense by approximately $0.1 million. On a consolidated basis, Quick-Turn Small-Run comprised approximately 21.8% of gross sales and Quick-Turn Production PCBs represented approximately 31.8% of gross sales for the twelve months ended December 31, 2016. Quick-Turn

Small-Run comprised approximately 22.5% of gross sales and Quick-Turn Production PCBs represented approximately 31.0% of gross sales for the twelve months ended December 31, 2015.

Cost of sales
Cost of sales for the year ended December 31, 2016 decreased approximately $0.2 million compared to the comparable period in 2015. Gross profit as a percentage of sales decreased 70 basis points during the year ended December 31, 2016 (44.2% in 2016 compared to 44.9% in 2015) primarily as a result of sales mix.

Selling, general and administrative expense
Selling, general and administrative expenses were approximately $13.6 million in both the year ended December 31, 2016 and 2015. Selling, general and administrative expenses represented 15.8% of net sales for the year ended December 31, 2016 compared to 15.6% of net sales in 2015.

Income from operations
Income from operations for the year ended December 31, 2016 was approximately $22.7 million compared to $24.1 million in the same period in 2015, a decrease of approximately $1.4 million, as a result of the factors described above.
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
Arnold
Overview
Founded in 1895 and headquartered in Rochester, New York, Arnold Magnetics ("Arnold") is a manufacturer of engineered, application specific permanent magnets. Arnold products are used in applications such as general industrial, reprographic systems, aerospace and defense, advertising and promotional, consumer and appliance, energy, automotive and medical technology. Arnold is the largest U.S. manufacturer of engineered magnets as well as only one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. Arnold operates a 70,000 square foot manufacturing assembly and distribution facility in Rochester, New York with nine additional facilities worldwide, in countries including the United Kingdom, Switzerland and China. Arnold serves customers via three primary product sectors:

•
Permanent Magnet and Assemblies and Reprographics (“PMAG”) (approximately 72% of sales) – High performance magnets for precision motor/generator sensors as well as beam focusing applications and reprographic applications;

•	Flexmag (approximately 20% of net sales) – Flexible bonded magnets for advertising, consumer and industrial applications; and

•	Precision Thin Metals (approximately 8% of net sales) – Ultra thin metal foil products utilizing magnetic and non- magnetic alloys.
Arnold is also a 50% partner in a China rare earth mine-to-magnet joint venture. Arnold accounts for its activity in the joint venture utilizing the equity method of accounting. Gains and losses from the joint venture are not material during the years ended December 31, 2016, 2015, or 2014.
On March 5, 2012, we made loans to, and purchased a controlling interest in, Arnold for a net purchase price of approximately $128.8 million, representing approximately 96.6% of the equity in Arnold Magnetics.
Results of Operations
The table below summarizes the results of operations for Arnold for the fiscal years ending December 31, 2016, 2015 and 2014.

	Year ended December 31,
(in thousands)	2016	2015	2014
Net sales	$108,179	$119,994	$123,205
Cost of sales	84,475	93,559	95,640
Gross profit	23,704	26,435	27,565
Selling, general and administrative expenses	16,602	14,828	16,456
Management fees	500	500	500
Amortization of intangibles	3,523	3,523	3,514
Impairment expense	16,000	—	—
(Loss) income from operations	$(12,921)	$7,584	$7,095

Year Ended December 31, 2016 compared to Year Ended December 31, 2015

Net sales
Net sales for the year ended December 31, 2016 were approximately $108.2 million, a decrease of $11.8 million compared to the same period in 2015. The decrease in net sales is a result of decreases in the PMAG ($7.9 million), Precision Thin Metals ($2.4 million) and Flexmag ($1.5 million) product sectors. PMAG sales represented 72% of net sales for the year ended December 31, 2016, compared to 71% for the year ended December 31, 2015. The decrease in PMAG sales is mainly attributable to weakness in the oil and gas sector and lower sales of reprographic products. The decrease in Precision Thin Metals and Flexmag sales during the year ended December 31, 2016 compared to the same period in 2015 is largely due to decreased customer demand. International sales were $42.0 million during the year ended December 31, 2016 compared to $44.2 million during the same period in 2015, a decrease of $2.2 million or 4.9%. The decrease in international sales is due to a decrease in sales in the PMAG sector as noted above.

Cost of sales
Cost of sales for the year ended December 31, 2016 were approximately $84.5 million compared to approximately $93.6 million in the same period of 2015. Gross profit as a percentage of sales decreased from 22.0% in 2015 to 21.9% in 2016. The decrease is principally attributable to a slight decrease in the PMAG sector due to volume reductions and customer mix, partially offset by an increase in margin in the Precision Thin Metals sector due to customer mix. Flexmag margin in 2016 was consistent with 2015.

Selling, general and administrative expense
Selling, general and administrative expense in the year ended December 31, 2016 was $16.6 million as compared to approximately $14.8 million for the year ended December 31, 2015. The increase in expense is primarily attributable to severance related to changes within management and a one-time expense related to the Swiss pension.

Impairment expense
The Company performed interim goodwill impairment testing on the three reporting units of Arnold as of December 31, 2016. The results of the impairment test (step 1) indicated that the goodwill associated with the PMAG reporting unit was impaired. The Company developed an estimated range of the potential goodwill impairment at PMAG of between $14 million and $19 million, and has recorded impairment expense of $16 million at December 31, 2016. The result of the step 2 analysis is expected to be recorded in the first quarter of 2017.

(Loss) income from operations
Arnold had a loss from operations for the year ended December 31, 2016 of approximately $12.9 million, as compared to income from operations of $7.6 million for the year ended December 31, 2015. This decrease of $20.5 million is primarily the result of the impairment expense as well as the overall decrease in net sales, as described above.

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

Clean Earth

Overview
Founded in 1990 and headquartered in Hatboro, Pennsylvania, Clean Earth is a provider of environmental services for a variety of contaminated materials. Clean Earth provides a one-stop shop solution that analyzes, treats, documents and recycles waste streams generated in multiple end-markets such as power, construction, commercial development, oil and gas, medical, infrastructure, industrial and dredging. Historically, the majority of Clean Earth’s revenues have been generated by contaminated soils, which includes environmentally impacted soils, drill cuttings and other materials which are treated at one of its nine permitted soil treatment facilities. Clean Earth also operates four RCRA Part B hazardous waste facilities. The remaining revenue has been generated by dredge material, which consists of sediment removed from the floor of a body of water for navigational purposes and/or environmental remediation of contaminated waterways and is treated at one of its two permitted dredge processing facilities. Approximately 98% of the material processed by Clean Earth is beneficially reused for such purposes as daily landfill cover, industrial and brownfield redevelopment projects.
On August 26, 2014, we made loans to and purchased a controlling interest in Clean Earth for approximately $251.4 million, representing approximately 98% of the equity in Clean Earth. Clean Earth completed an add-on acquisition in December 2014, AES Environmental Services, and two add-on acquisitions during the second quarter of 2016, Phoenix Soil and EWS. The results of operations for the add-on acquisitions have been included in Clean Earth's results from the date of acquisition through the end of the reporting period.
Results of Operations
The table below summarizes the results of operations for Clean Earth for the years ended December 31, 2016 and 2015, and the pro forma results of operations for Clean Earth for the full fiscal year ended December 31, 2014. We acquired Clean Earth on August 26, 2014. The following results of operations are reported as if we acquired Clean Earth on January 1, 2014.

	Year ended December 31,
(in thousands)	2016	2015	2014
			(Pro forma)
Net service revenues	$188,997	$175,386	$164,536
Cost of services (a)	134,667	125,178	112,636
Gross profit	54,330	50,208	51,900
Selling, general and administrative expenses (b)	30,018	26,512	27,034
Management fees (c)	500	500	500
Amortization of intangibles (d)	12,578	12,183	11,524
Loss on disposal of assets	3,305	—	—
Income from operations	$7,929	$11,013	$12,842

Pro forma results of operations for Clean Earth for the annual period ended December 31, 2014 includes the following pro forma adjustments applied to historical results:
(a) Cost of services decreased $1.5 million for the year ended December 31, 2014 for a reduction in depreciation expense associated with the extension of the estimated useful lives of the property, plant and equipment resulting from the purchase price allocation in connection with our acquisition.
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
(d) Represents an increase in amortization of intangible assets totaling $5.6 million in the year ended December 31, 2014 for additional amortization expense associated with the fair value step up of intangible assets resulting from the purchase price allocation in connection with our acquisition.
Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Service revenues
Service revenues for the year ended December 31, 2016 were approximately $189.0 million, an increase of $13.6 million or 7.8% compared to the same period in 2015. The increase in service revenues is principally due to two acquisitions in 2016. For the year ended December 31, 2016, contaminated soil volumes increased 4% as compared to the same period last year principally attributable to commercial development activity in the New York City area, and its acquisition of Phoenix Soil in April 2016. Revenue from dredged material decreased during 2016 as compared to 2015 due to the timing and flow of new maintenance contracts in our core markets. Contaminated soils represented approximately 55% and 58%, respectively, of net sales for the years ended December 31, 2016 and 2015.

Cost of services
Cost of services for the year ended December 31, 2016 were approximately $134.7 million compared to approximately $125.2 million in the same period of 2015, an increase of $9.5 million, primarily as a result of the two acquisitions made in 2016. Gross profit as a percentage of sales increased from 28.6% for the year ended December 31, 2015 to 28.7% for the year ended December 31, 2016.

Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2016 increased to approximately $30.0 million or 15.9% of service revenues compared to $26.5 million or 15.1% of service revenues for the same period in 2015. The $3.5 million increase in selling, general and administrative expenses in the year ended December 31, 2016 compared to 2015 is primarily attributable to Clean Earth's recent acquisitions.

Amortization expense
Amortization expense for the year ended December 31, 2016 was $12.6 million, an increase of $0.4 million compared to 2015. The increase is due to additional amortization expense in 2016 from the amortization of airspace, which is recognized based on usage rather than over the estimated useful life of the asset.

Loss on disposal of assets

Clean Earth recognized a loss on disposal of assets of $3.3 million during the fourth quarter of 2016 related to the closure of the Company’s Williamsport, Pennsylvania site which processed drill cuttings. The loss was comprised of intangible assets specific to the Williamsport location, as well as equipment that could not be repurposed to other sites at the time of the closing of the facility.

Income from operations
Income from operations for the year ended December 31, 2016 was approximately $7.9 million as compared to income from operations of $11.0 million for the year ended December 31, 2015, a decrease of $3.1 million, primarily as a result of the loss on disposal of assets related to the closure of Clean Earth's Williamsport site.
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
Results of Operations
The table below summarizes the results of operations for Sterno Products for the years ended December 31, 2016 and 2015, and the pro forma results of operations for Sterno Products for the full fiscal year ended December 31, 2014. We acquired Sterno Products on October 10, 2014. The following results of operations are reported as if we acquired Sterno Products on January 1, 2014.

	Year ended December 31,
	2016	2015	2014
(in thousands)			(Pro forma)
Net sales	$218,817	$139,991	$140,858
Cost of sales (a)	158,722	104,372	111,344
Gross profit	60,095	35,619	29,514
Selling, general and administrative expenses (b)	34,362	16,596	17,150
Management fee (c)	500	500	500
Amortization of intangibles (d)	6,434	5,323	6,014
Income (loss) from operations	$18,799	$13,200	$5,850

Pro forma results of operations for Sterno Products for the annual period ended December 31, 2014 include the following pro forma adjustments applied to historical results:

(a) The purchase price allocation for Sterno included an inventory step up of $2.0 million, which was recognized to cost of sales during the estimated turns of Sterno's inventory in 2014 and 2015.
(b) Selling, general and administrative costs were reduced by approximately $10.8 million in the year ended December 31, 2014 representing an adjustment for one-time seller’s transaction costs incurred as a result of our purchase.
(c) Represents management fees that would have been payable to the Manager.
(d) Represents an increase in amortization of intangible assets totaling $2.3 million in the year ended December 31, 2014 for additional amortization expense associated the fair value step up of intangible assets resulting from the purchase price allocation in connection with our acquisition.

Year Ended December 31, 2016 compared to the Year ended December 31, 2015
Net sales
Net sales for the year ended December 31, 2016 were approximately $218.8 million, an increase of $78.8 million or 56.3% compared to the same period in 2015. The increase in net sales is a result of the acquisition of NII in January 2016 ($74.6 million in net sales), offset by the timing of stocking programs of key Sterno customers.

Cost of sales
Cost of sales for the year ended December 31, 2016 were approximately $158.7 million compared to approximately $104.4 million in the same period of 2015. The increase in cost of sales was primarily due to the acquisition of NII. Gross profit as a percentage of sales increased from 25.4% for the year ended December 31, 2015 to 27.5% for the same period ended December 31, 2016. The increase in gross margin during the year ended December 31, 2016 primarily reflects a favorable margin mix with the acquisition of NII, manufacturing efficiencies resulting from investment in automation and favorable trends in global commodity prices.

Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2016 and 2015 was approximately $34.4 million and $16.6 million, respectively. Selling, general and administrative expense represented 15.7% of net sales for the year ended December 31, 2016 as compared to 11.9% of net sales for the same period in 2015. The increase in selling, general and administrative expenses during the year ended December 31, 2016 reflects the acquisition of NII, which has historically had a higher selling, general and administrative expense as a percentage of revenue, as well as an increase in staffing to strengthen sales and marketing, and increased professional service costs associated with the acquisition of NII.

Income from operations
Income from operations for the year ended December 31, 2016 was approximately $18.8 million, an increase of $5.6 million when compared to the same period in 2015, due to those factors described above.
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

Liquidity and Capital Resources
The change in cash and cash equivalents is as follows:

	Year ended December 31,
(in thousands)	2016	2015	2014
Cash provided by operations	$111,372	$84,548	$70,695
Cash (used in) provided by investing activities	(363,021)	233,880	(424,753)
Cash provided by (used in) financing activities	208,726	(254,357)	265,487
Effect of exchange rates on cash and cash equivalents	(3,174)	(1,905)	(955)
(Decrease) increase in cash and cash equivalents	$(46,097)	$62,166	$(89,526)

Cash Flow from Operating Activities
2016
For the year ended December 31, 2016, cash flows provided by operating activities (from both continuing and discontinued operations) totaled approximately $111.4 million, which represents a $26.8 million increase compared to cash flow from operating activities of $84.5 million during the year ended December 31, 2015. Net cash provided by discontinued operations totaled $3.7 million in 2016 as compared to $15.5 million in 2015, with the decrease due to the number of dispositions reflected in each year as well as the timing of the dispositions. The increase in net cash provided by operating activities of continuing operations of $38.7 million, which is principally the result of higher net income in 2016 and changes in cash provided by working capital in the year ended December 31, 2016 as compared to the same period in 2015 (an increase of $13.2 million), as a result of the acquisitions completed during 2016.
2015
For the year ended December 31, 2015, on a consolidated basis, cash flows provided by operating activities (from both continuing and discontinued operations) totaled $84.5 million, which represents a $13.9 million increase compared to the year-ended December 31, 2014. Cash from operating activities of continuing operations was $69.0 million in 2015 compared to $36.2 million in 2014. Cash from operating activities of discontinued operations was $15.5 million in 2015 compared to $34.4 million in 2014. The increase in cash from operating activity of continuing activities is principally the result of changes in working capital primarily resulting from our 2014 acquisitions of Clean Earth and Sterno Products in the third and fourth quarter of 2014, respectively, and the acquisition of Manitoba Harvest in July 2015, and the increased operating income year over year as a result of these acquisitions.
2014
For the year ended December 31, 2014, on a consolidated basis, cash flows provided by operating activities totaled $70.7 million, which represents a $1.7 million decrease compared to the year ended December 31, 2013. Cash from operating activities of continuing operations was $36.2 million in 2014 compared to $35.5 million in 2013. Cash from operating activities of discontinued operations was $34.4million in 2014 compared to $33.2 million in 2013. The decrease in cash from operating activity of continuing activities is principally the result of changes in working capital primarily resulting from our 2014 acquisitions from date of acquisition through year-end, as well as the effect on working capital of the deconsolidation of our FOX business in July 2014.
Cash Flow from Investing Activities
2016

Cash flows used in investing activities for the year ended December 31, 2016 totaled approximately $363.0 million, compared to $233.9 million provided by investing activities in the same period of 2015. The 2016 investing activities primarily reflect the acquisition of 5.11 in the third quarter and the add-on acquisition of NII, Baby Tula, Phoenix Soil and EWS ($536.2 million) and net proceeds from the sale of Tridien in September 2016 ($11.2 million in net proceeds). Capital expenditures from continuing operations in the year ended December 31, 2016 increased approximately $8.3 million, from $15.7 million in 2015 to $24.0 million in 2016. The increase in capital expenditures is attributable to our acquisition of 5.11 in August 2016, and additional investment in Sterno, Advanced Circuits and Liberty during 2016 compared to the prior year. We expect capital expenditures for fiscal 2017 to be approximately $35 million to $45 million. The 2016 investing activities also reflect proceeds from the sale of FOX shares during the year of $182.5 million.

2015
Cash flows provided by investing activities for the year ended December 31, 2015 was $233.9 million compared to $424.8 million used in investing activities in the same period of 2014. The 2015 investing activities reflect the acquisition of Manitoba Harvest in the third quarter and the add-on acquisition of HOCI in the fourth quarter of 2015 ($130.3 million) and net proceeds from the sale of CamelBak in August 2015 and American Furniture in October 2015 ($385.5 million in the aggregate). Capital expenditures from continuing operations in the year ended December 31, 2015 increased approximately $5.7 million, from $10.0 million in 2014 to $15.7 million in 2015, with the increase primarily due to capital expenditures at our 2014 acquisitions, Clean Earth and Sterno Products.
2014
Cash flows used in investing activities for the year ended December 31, 2014 was $424.8 million. This amount reflects the Company's purchase of our 2014 Acquisitions, Clean Earth ($250.4 million) and Sterno Products ($165.3 million), as well as an add-on acquisition at Clean Earth ($15.9 million) and an acquisition by FOX prior to deconsolidation ($41.0 million), cash used for the purchase of capital expenditures ($10.0 million) and fixed cash payments on our interest rate swap ($2.0 million), offset in part by proceeds from the sale of FOX common stock ($65.5 million).
Cash Flow from Financing Activities
2016

Cash flows provided by financing activities totaled approximately $208.7 million during the year ended December 31, 2016 principally reflecting the following:

•	The payments of our shareholder distributions of $78.2 million in the year ended December 31, 2016 and 2015;

•	Distributions of $23.6 million paid during 2016 to noncontrolling shareholders as a result of the Liberty and ACI recapitalizations;

•
Net borrowings during the year ended December 31, 2016 under our 2014 Credit Facility totaled $248.1 million, including borrowings under our 2016 Incremental Term Loan, which was used to fund the acquisitions of 5.11 during the third quarter, EWS and Baby Tula during the second quarter, and the repurchase of Ergobaby common stock from noncontrolling shareholders during the third quarter;

•	Distributions of $23.8 million to the Holders of the allocation interest related to Sale Events (March and August Offerings of FOX, and September Disposition of Tridien) and a Holding Event (ACI); and

•	Issuance of Trust common shares for net proceeds of $99.4 million.
2015
Cash flows used in financing activities for the year ended December 31, 2015 was $254.4 million, principally reflecting:

•	payment of our shareholder distribution ($78.2 million);

•	the payment of profit allocation to our Allocation Interest Holders of $17.7 million; and

•	the repayment of our 2014 Revolving Credit Facility using the net proceeds from the sale of CamelBak in the third quarter of 2015.
2014
Cash flows provided by financing activities for the year ended December 31, 2014 was $265.5 million, principally reflecting:

•
net borrowings under our 2011 and 2014 Credit Facilities ($206.3 million) which was used to fund our 2014 acquisitions and net borrowings under the FOX credit facility prior to deconsolidation ($37.1 million);

•	proceeds from a secondary offering that we completed during the fourth quarter of 2014 ($99.9 million);

•	stock option proceeds received from minority shareholders ($4.0 million); and

•
excess tax benefit at FOX ($1.7 million) offset in part by the payment of quarterly distributions to our shareholders ($69.6 million) and a profit allocation payment to our Allocation Interest Holders ($11.9 million).

At December 31, 2016, we had approximately $39.8 million of cash and cash equivalents on hand. The majority of the cash held at corporate is invested in short-term securities and corporate debt securities and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. The primary objective of our investment activities is the preservation of principal and minimizing risk. We do not hold any investments for trading purposes.

On January 26, 2017, we paid our fourth quarter 2016 distribution to our shareholders of $21.6 million.
Total Liabilities and Intercompany loans to our businesses
The following table summarizes the total liabilities and intercompany debt of our business as of December 31, 2016:

(in thousands)	Intercompany Loans	Total Liabilities
5.11	$174,661	$229,403
Ergobaby	83,925	108,680
Liberty	51,200	63,796
Manitoba Harvest	46,157	73,227
Advanced Circuits	104,855	129,598
Arnold	68,315	93,433
Clean Earth	169,683	249,139
Sterno Products	84,678	128,927
Total	$783,474	$1,076,203
Corporate and eliminations	(783,474)	(193,592)
	$—	$882,611

Each loan has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity. A component of our acquisition financing strategy that we utilize in acquiring the businesses we own and manage is to provide both equity capital and debt capital, raised at the parent level through our existing credit facility. Our strategy of providing intercompany debt financing within the capital structure of the businesses that we acquire and manage allows us the ability to distribute cash to the parent company through monthly interest payments and amortization of the principle on these intercompany loans. Each loan to our businesses has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity. Certain of our businesses have paid down their respective intercompany debt balances through the cash flow generated by these businesses and we have recapitalized, and expect to continue to recapitalize, these businesses in the normal course of our business. The recapitalization process involves funding the intercompany debt using either cash on hand at the parent or our revolving credit facility, and serves the purpose of optimizing the capital structure at our subsidiaries and providing the noncontrolling shareholders with a distribution on their ownership interest in a cash flow positive business.

During the second quarter of 2016, we completed a recapitalization at Advanced Circuits whereby the Company entered into an amendment to the intercompany loan agreement with Advanced Circuits (the "ACI Loan Agreement"). The ACI loan agreement was amended to provide for additional term loan borrowings of $60.1 million and to extend the maturity date for the term loans. The ACI noncontrolling shareholders received approximately $18.6 million in distributions as a result of the recapitalization.

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

As of June 30, 2016, Manitoba Harvest was in default of certain financial covenants under the intercompany loan agreement with the Company. The Company waived the default by amending its intercompany loan agreement with Manitoba Harvest. The amendment includes certain provisions that provide relief of Manitoba Harvest’s financial covenants through June 30, 2017. All of our businesses except as noted above are in compliance with their financial covenants with us at December 31, 2016.

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
Credit Facility
On June 6, 2014 we entered in a new credit facility, the 2014 Credit Facility, which replaced our then existing 2011 Credit Facility entered into in October 2011. On August 31, 2016, we entered into an Incremental Facility Amendment to the 2014 Credit Agreement. The Incremental Facility Amendment provided an increase to the 2014 Revolving Credit Facility of $150.0 million, and the 2016 Incremental Term Loan in the amount of $250.0 million. The 2014 Credit Facility now provides for (i) revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $550 million and matures in June 2019, (ii) a $325 million term loan, and (iii) a $250 million incremental term loan. Our 2014 Term Loan requires quarterly payments with a final payment of the outstanding principal balance due in June 2021. (Refer to Note J - Debt in the consolidated financial statements for a complete description of our 2014 Credit Facility.)
In connection with the 2016 Incremental Facility Amendment, we incurred $5.9 million in additional debt issuance costs which will be recognized as expense during the remaining term of the related 2014 Revolving Credit Facility and 2014 Term Loan and the 2016 Incremental Term Loan. The Incremental Facility Amendment did not change the due dates or applicable interest rates of the 2014 Credit Agreement. The quarterly payments for the term loan advances under the 2014 Credit Facility increased to approximately $1.4 million per quarter. We used the proceeds from the Incremental Facility Amendment to fund the acquisition of 5.11 Tactical.
The 2014 Credit Facility was also amended in June 2015, primarily to allow for intercompany loans to, and the acquisition of, Canadian-based companies on an unsecured basis, and to modify provisions that would allow for early termination of a "Leverage Increase Period," thereby providing additional flexibility as to the timing of subsequent acquisitions.
At December 31, 2016, we had Letters of Credit totaling $4.2 million outstanding under the 2014 Revolving Credit Facility. We had approximately $541.2 million in borrowing base availability under this facility at December 31, 2016.
The following table reflects required and actual financial ratios as of December 31, 2016 included as part of the affirmative covenants in our 2014 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	4.24:1.00
Total Debt to EBITDA Ratio	less than or equal to 4.25:1.0	2.88:1.00
We intend to use the availability under our Credit Facility and cash on hand to pursue acquisitions of additional businesses, to fund distributions and to provide for other working capital needs. We have considered the impact of recent market instability and credit availability in assessing the adequacy of our liquidity and capital resources.
On September 12, 2014, we purchased an interest rate swap (“New Swap”) with a notional amount of $220 million effective April 1, 2016 through June 6, 2021. The agreement requires us to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At December 31, 2016, the New Swap had a fair value loss of $10.7 million, principally reflecting the present value of future payments and receipts under the agreement. $4.0 million of New Swap is reflected as a component of current liabilities and $6.7 million is reflected as a component of noncurrent liabilities in the consolidated balance sheet at December 31, 2016.
Investment in FOX
FOX is a designer, manufacturer and marketer of high performance suspension products used primarily on mountain bikes, off-road vehicles and trucks, snowmobiles and motorcycles. We purchased a controlling interest in FOX on January 4, 2008 for approximately $80.4 million. In August 2013, FOX completed an initial public offering of its common stock. FOX trades on the NASDAQ stock market under the ticker “FOXF”. We retained approximately 53% of the outstanding shares of FOX immediately subsequent to their initial public offering. After our sale of FOX common shares through an additional secondary offerings of FOX in July 2014, our ownership interest in FOX decreased to 41%. As a result of the decrease in ownership interest, we deconsolidated FOX and we began accounting for the investment in FOX at fair value using the equity method of accounting, with unrealized investment gains and losses reported in the consolidated statement of operations as gain (loss) from equity method investment. We sold additional common shares of FOX through FOX secondary offerings in March, August and November 2016. Subsequent to the November 2016 secondary offering, our ownership in FOX decreased to approximately 14%, and we no longer account for the investment in FOX as an equity method investment. We recorded an unrealized gain on the equity method investment of $74.5 million for the the year ended December 31, 2016. We account for our remaining 14% equity interest in FOX using the fair value method and gains or losses resulting from changes in the fair value of the FOX investment are recorded in our consolidated statement of operations. We continue to evaluate opportunities to divest the remainder of our FOX shares. The investment in FOX had a fair value of $141.8 million at December 31, 2016.
We believe that we currently have sufficient liquidity and capital resources, which include amounts available under our 2014 Revolving Credit Facility, to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our board of directors, over the next twelve months.
Interest Expense
We incurred interest expense totaling $24.7 million in the year ended December 31, 2016, as compared to $25.9 million in the year ended December 31, 2015 and $27.1 million for the year ended December 31, 2014. The components of interest expense in each of the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Interest on credit facilities	$19,861	$17,590	$16,392
Unused fee on Revolving Credit Facility	1,947	1,612	1,914
Amortization of original issue discount	802	671	882
Unrealized losses on interest rate derivatives (1)	1,539	5,662	7,709
Letter of credit fees	108	121	62
Other	415	286	138
Interest expense	$24,672	$25,942	$27,097
Average daily balance of debt outstanding	$477,656	$443,348	$379,034
Effective interest rate	5.2%	5.9%	7.2%
(1) On September 14, 2014, we purchased an interest rate swap (the “New Swap”) with a notional amount of $220 million effective April 1, 2016 through June 6, 2021. The agreement requires us to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At December 31, 2016 and 2015, this New Swap had a fair value of negative $10.7 million and $13.0 million, respectively, essentially reflecting the present value of future payments and receipts under the agreement and is reflected as a component of interest expense and other non-current liabilities. In the above table, we provide the effective interest rate on outstanding debt, which includes the mark-to-market loss on the New Swap. Refer to Note K - Derivatives and Hedging Activities of the consolidated financial statements.
Income Taxes
We incurred income tax expense of $9.5 million with an annual effective rate of 15.0% during the year ended December 31, 2016, $15.0 million in income tax expense with an annual effective tax rate of 62.5% during the year ended December 31, 2015, and $5.0 million with an effective tax rate of 1.8% during the year ended December 31, 2014. Our gains and losses incurred at the Company, which is an LLC, are not tax deductible at the corporate level as those costs are passed through to the shareholders. During 2015, the effective rate is therefore increased as a result of the gain on sale of businesses. During 2014, the effect of the gain on the deconsolidation of FOX incurred at the corporate level decreased the effective income tax rate by 30.8%.
The components of income tax expense as a percentage of income from continuing operations before income taxes for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Year ended December 31,
	2016	2015	2014
United States Federal Statutory Rate	35.0%	35.0%	35.0%
State income taxes (net of Federal benefits)	0.6	6.5	(1.0)
Foreign income taxes	1.5	1.2	(0.3)
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	3.6	29.1	2.3
Effect of deconsolidation of subsidiary (2)	—	—	(33.6)
Effect of gain on investment in FOX	(41.2)	(6.6)	(1.4)
Impact of subsidiary employee stock options	1.3	1.3	—
Domestic production activities deduction	(0.9)	(3.2)	(0.3)
Non-deductible acquisition costs	1.9	—	0.1
Effect of undistributed foreign earnings (3)	4.2	—	—
Non-recognition of NOL carryforwards at subsidiaries	3.6	(6.1)	0.5
Other	5.4	5.3	0.5
Effective income tax rate	15.0%	62.5%	1.8%

(1)	The effective income tax rate for each of the years presented includes losses at the Company’s parent, which is taxed as a partnership.

(2)	The effective income tax rate for the year ended December 31, 2014 includes a significant gain at the Company's parent related to the deconsolidation of FOX in July 2014.

(3)
During the quarter ended September 30, 2016, management changed the previously asserted position that Arnold planned to permanently reinvest foreign earnings of controlled foreign corporations. The principal reason for changing our position is management's plan to repatriate excess foreign cash at Arnold to pay down intercompany debt at the Company.

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
Adjusted EBITDA – Is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by: (i) non-controlling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting , due diligences, etc.) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805; (iii) management fees, which reflect fees due quarterly to our Manager in connection with our MSA; (iv) impairment charges, which reflect write downs to goodwill or other intangible assets; (v) the gain related to the deconsolidation of FOX during the year ended December 31, 2014; (vi) gains or losses recorded in connection with changes in the fair value of our investment in FOX; (viii) gains or losses recorded in connection with the sale of fixed assets; and (vii) gains or losses recognized upon the sale of a business.

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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Year ended December 31, 2016

	Corporate	5.11	Ergobaby	Liberty	Manitoba Harvest	Advanced Circuits	Arnold Magnetics	Clean Earth	Sterno	Consolidated
Net income (loss) (1)	$70,381	$(10,441)	$5,916	$5,409	$(4,972)	$9,294	$(22,782)	$(3,158)	$6,411	$56,058
Adjusted for:
Provision (benefit) for income taxes	—	(5,190)	4,440	3,449	(1,682)	5,020	2,761	(2,782)	3,453	9,469
Interest expense, net	24,131	40	—	—	9	—	—	460	12	24,652
Intercompany interest	(52,609)	4,847	5,134	4,203	4,065	7,810	6,721	12,437	7,392	—
Depreciation and amortization	(805)	23,594	9,350	2,956	6,487	3,938	9,421	21,640	12,589	89,170
EBITDA	41,098	12,850	24,840	16,017	3,907	26,062	(3,879)	28,597	29,857	179,349
Gain on sale of discontinued operations	(2,308)	—	—	—	—	—	—	—	—	(2,308)
(Gain) loss on sale of fixed assets	—	—	—	48	1,120	(10)	5	484		1,647
Non-controlling shareholder compensation	—	473	677	342	780	23	184	1,240	661	4,380
Acquisition expenses	98	2,063	799	—	—	—	—	738	189	3,887
Impairment/ Loss on disposal of assets	—	—	5,899	—	—	—	16,000	3,305	—	25,204
Gain on equity method investment	(74,490)	—	—	—	—	—	—	—	—	(74,490)
Adjustment to earnout provision	—	—	—	—	—	—	—	—	394	394
(Gain) loss on foreign currency transaction and other	(1,327)	—	—	—	—	—	—	—	—	(1,327)
Integration services fee	—	1,167	—	—	500	—	—	—	—	1,667
Management fees	25,723	333	500	500	350	500	500	500	500	29,406
Adjusted EBITDA (2)	$(11,206)	$16,886	$32,715	$16,907	$6,657	$26,575	$12,810	$34,864	$31,601	$167,809

(1) Net income (loss) does not include income (loss) from discontinued operations for the year ended December 31, 2016.
(2) As a result of the sale of Tridien in September 2016, Adjusted EBITDA does not include $4.0 million of Adjusted EBITDA from Tridien.

Adjusted EBITDA
Year ended December 31, 2015

	Corporate	5.11	Ergobaby	Liberty	Manitoba Harvest	Advanced Circuits	Arnold Magnetics	Clean Earth	Sterno	Consolidated
Net income (loss) (1)	$132,683		$11,798	$4,956	$(5,917)	$11,868	$803	$(1,181)	$3,779	$158,789
Adjusted for:
Provision (benefit) for income taxes	(286)		6,650	2,415	(1,288)	6,285	(412)	(713)	2,350	15,001
Interest expense, net	25,536		—	—	7	(1)	13	369	—	25,924
Intercompany interest	(40,248)		3,726	4,319	949	5,581	6,996	11,829	6,848	—
Depreciation and amortization	999		3,794	3,701	5,231	3,367	9,114	20,898	8,186	55,290
EBITDA	118,684	Not Applicable	25,968	15,391	(1,018)	27,100	16,514	31,202	21,163	255,004
Gain on sale of discontinued operations	(149,798)		—	—	—	—	—	—	—	(149,798)
(Gain) loss on sale of fixed assets	—		—	25	3	—	(165)	280	—	143
Non-controlling shareholder compensation	—		728	200	419	23	136	1,145	519	3,170
Acquisition expenses	—		—	—	1,541	—		—	285	1,826
Impairment expense	—		—	—	—	—	—	—	—	—
Gain on equity method investment	(4,533)		—	—	—	—	—	—	—	(4,533)
Integration services fee	—		—	—	500	—	—	1,875	1,125	3,500
Management fees	22,483		500	500	175	500	500	500	500	25,658
Adjusted EBITDA (2)	$(13,164)		$27,196	$16,116	$1,620	$27,623	$16,985	$35,002	$23,592	$134,970

(1) Net income (loss) does not include income (loss) from discontinued operations for the year ended December 31, 2015.

(2) As a result of the sale of our CamelBak and AFM subsidiaries in August and October 2015, respectively, and the sale of Tridien in September 2016, Adjusted EBITDA does not include Adjusted EBITDA from CamelBak and AFM for the period January 1, 2015 through the dates of sales, and Tridien, of $31.6 million.

Adjusted EBITDA
Year ended December 31, 2014

	Corporate	5.11	Ergobaby	Liberty	Manitoba Harvest	Advanced Circuits	Arnold Magnetics	Clean Earth	Sterno	Consolidated
Net income (loss) (1)	$243,353		$8,159	$(4,488)		$11,101	$229	$(1,317)	$(2,008)	$255,029
Adjusted for:
Provision (benefit) for income taxes	(191)		4,735	(3,084)		4,406	(966)	(275)	(1,537)	3,088
Interest expense, net	26,509		25	—		(2)	(2)	151	—	26,681
Intercompany interest	(28,911)		4,917	4,572		6,561	7,219	3,997	1,645	—
Depreciation and amortization	1,084		4,159	6,538		4,977	8,884	6,776	4,707	37,125
Loss on debt extinguishment	2,143	Not Applicable	—	—	Not Applicable	—	—	—	—	2,143
EBITDA	243,987		21,995	3,538		27,043	15,364	9,332	2,807	324,066
Loss on sale of fixed assets	—		—	17		6	324	9	—	356
Non-controlling shareholder compensation	—		661	371		23	134	424	124	1,737
Acquisition expenses	—		—	96		—		1,983	2,765	4,844
Gain on deconsolidation of subsidiary	(264,325)		—	—		—	—	—	—	(264,325)
Gain on equity method investment	(11,029)		—	—		—	—	—	—	(11,029)
Integration services fee	—			—		—	—	625	375	1,000
Management fees	19,622		500	500		500	500	125	125	21,872
Adjusted EBITDA (2)	$(11,745)		$23,156	$4,522		$27,572	$16,322	$12,498	$6,196	$78,521

(1) As a result of the deconsolidation of our FOX subsidiary in July 2014, net income (loss) in the above schedule does not include net .ncome from FOX of $15.0 million for the period January 1, 2014 through July 10, 2014, and Adjusted EBITDA does not include Adjusted EBITDA of $25.1 million for FOX for the period January 1, 2014 through July 10, 2014. Net income (loss) also does not include income (loss) from discontinued operations for the year ended December 31, 2014.

(2) As a result of the sales of our CamelBak and AFM subsidiaries in August and October 2015, respectively, and the sale of Tridien in September 2016, Adjusted EBITDA does not include Adjusted EBITDA for the year ending December 31, 2014 from CamelBak, AFM and Tridien of $42.2 million.

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

	Year ended December 31,
(in thousands)	2016	2015	2014
Net income	$56,530	$165,770	$291,155
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	87,405	63,072	55,696
Impairment expense/ Loss on disposal of assets	25,204	9,165	—
Gain on sale of businesses	(2,308)	(149,798)	—
Amortization of debt issuance costs and original issue discount	3,565	2,883	3,125
Unrealized loss on interest rate hedges	1,539	5,662	7,722
Loss on debt repayment	—	—	2,143
Excess tax benefit from subsidiary stock option exercise	(1,163)	—	(1,662)
Gain on deconsolidation of subsidiary	—	—	(264,325)
Gain on equity method investment	(74,490)	(4,533)	(11,029)
Noncontrolling stockholders charges	4,382	3,737	4,744
Deferred taxes	(9,669)	(3,131)	(8,601)
Other	1,893	34	1,442
Changes in operating assets and liabilities	18,484	(8,313)	(9,715)
Net cash provided by operating activities	111,372	84,548	70,695
Plus:
Unused fee on revolving credit facility	1,947	1,612	1,914
Excess tax benefit from subsidiary stock option exercise	1,163	—	1,662
Successful acquisition expense	3,888	1,826	4,844
Integration services agreement (1)	1,667	3,500	1,000
Realized loss from foreign currency effect (2)	—	2,561	—
Earnout provision adjustment (3)	394	—	—
Other	421	200	51
Changes in operating assets and liabilities	—	8,313	9,715
Less:
Changes in operating assets and liabilities	18,484	—	—
Payment on interest rate swap	4,303	2,007	2,008
Realized gain from foreign currency effect (2)	1,327	—	—
Other	—	—	528
Maintenance capital expenditures: (4)
Compass Group Diversified Holdings LLC	—	—	—
5.11	1,838	—	—
Advanced Circuits	2,931	1,525	568
American Furniture (divested October 2015)	—	311	504

Arnold	3,801	2,618	3,078
CamelBak (divested August 2015)	—	1,295	2,492
Clean Earth	6,202	6,295	1,944
ERGObaby	826	1,543	912
FOX	—	—	2,381
Liberty	1,098	1,158	848
Manitoba Harvest	1,495	594	—
Sterno Products	1,787	1,928	126
Tridien (divested September 2016)	385	927	784
FOX CAD (5)	—	—	15,716
Estimated cash flow available for distribution and reinvestment	$76,375	$82,359	$57,992
Distribution paid in April 2016/2015/2014	$(19,548)	$(19,548)	$(17,388)
Distribution paid in July 2016/2015/2014	(19,548)	(19,548)	(17,388)
Distribution paid in October 2016/2015/2014	(19,548)	(19,548)	(17,388)
Distribution paid in January 2017/2016/2015	(21,564)	(19,548)	(19,548)
	$(80,208)	$(78,192)	$(71,712)

(1)	Represents fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership, payable quarterly.

(2)	Represents the foreign currency transaction gain or loss resulting from the Canadian dollar intercompany loans issued to Manitoba Harvest.

(3)	Earnout provision adjustment related to the change in estimate of contingent consideration that was recorded in the consolidated statement of operations.

(4)
Represents maintenance capital expenditures that were funded from operating cash flow and excludes growth capital expenditures of approximately $3.4 million, $1.0 million and $1.6 million incurred during the years ended December 31, 2016, 2015 and 2014, respectively.

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
Management Services Agreement
We entered into the MSA with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for us in exchange for a management fee paid quarterly and equal to 0.5% of our adjusted net assets. The management fee is required to be paid prior to the payment of any distributions to shareholders. For the years ended December 31, 2016, 2015, and 2014, we incurred $29.4 million, $28.8 million, and $21.9 million, respectively, in management fees to CGM (excludes offsetting fees paid by CamelBak and Tridien).

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
On October 7, 2014 and effective as of September 30, 2014, the Company and CGM amended the MSA, to provide for certain modifications related to FOX no longer being a consolidated subsidiary.
LLC Agreement
As distinguished from its provision of providing management services to us, pursuant to the amended MSA, members of CGM are owners of 60.4% of the Allocation Interests in us through their ownership in Sostratus LLC. The LLC agreement gives the holders of Allocation Interests the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Allocation Interest Holders are entitled to receive and as such can elect to receive the positive contribution-based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (Holding Event) and upon the sale of the business (Sale Event). During the year ended December 31, 2016, Holders received $23.8 million in total distributions related to Sale Events of FOX shares in March and August 2016, a fifth year anniversary Holding Event of our ACI business, and the sale of Tridien in September 2016. During the year ended December 31, 2016, Holders were paid $14.6 million related to the sale of CamelBak and American Furniture (Sale Events) and $3.1 million related to the five year holding event for Ergobaby (Holding Event). During the year ended December 31, 2014, we paid $11.9 million to holders of the Allocation interests related to a FOX secondary offering (Sale Event). At December 31, 2016, we accrued a distribution payable to the Allocation Interest Holders of $13.4 million related to our November 2016 sale of FOX shares. This distribution was paid in the first quarter of 2017.
Certain persons who are employees and partners of the Manager, including the Company’s Chief Executive Officer and Chief Financial Officer, beneficially own 60.4% of the Allocation Interests, through Sostratus LLC, at December 31, 2016, and 58.8% at December 31, 2015. Of the remaining 39.6% non-voting ownership of the Allocation Interests, 5.0% is held by CGI Diversified Holdings LP, 5.0% is held by the Chairman of the Company’s Board of Directors, and the remaining 29.6% is held by the former founding partner of the Manager.
Integration Services Agreement

5.11, which was acquired in 2016, Manitoba Harvest, which was acquired in 2015, and the 2014 acquisitions entered into Integration Services Agreements ("ISA") with CGM.  The ISA provides for CGM to provide services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, including the retention of independent board members to serve on their board of directors, implement compliance and reporting requirements of the Sarbanes-Oxley Act and align the acquired entity's policies and procedures with our other subsidiaries.  Each ISA is for the twelve month period subsequent to the acquisition and is payable quarterly.  Manitoba Harvest paid CGM $1.0 million in integration services fees, Clean Earth paid CGM $2.5 million and Sterno Products paid CGM $1.5 million under the agreements.  5.11 will pay CGM $3.5 million under the agreement. During the year ended December 31, 2016, 5.11incurred $1.2 million in integration service fees, with the remaining $2.3 million to be paid in 2017.
Cost Reimbursement and Fees
We reimbursed CGM approximately $3.8 million, $3.5 million, and $4.5 million, principally for occupancy and staffing costs incurred by CGM on our behalf during the years ended December 31, 2016, 2015 and 2014, respectively.
Investment in FOX
As of July 10, 2014, our ownership interest in FOX decreased from 53% to approximately 41% after we sold shares in a secondary offering by FOX. Since we no longer held a majority interest in FOX, we began accounting for our investment in FOX at fair value utilizing the equity method of accounting. We elected to measure our investment in FOX using the fair value option fair value, with unrealized gains and losses reflected in the consolidated statement of operations as income (loss). In November 2016, our ownership interest in FOX decreased to approximately 14%, and we continue to account for changes in the fair value of the investment in FOX as gain/loss on investment through the consolidated statement of operations.

The following table reflects the 2016 and 2015 activity from our investment in FOX (in thousands):

	Year ended December 31,
	2016	2015
Balance January 1st	$249,747	$245,214
Proceeds from sale of FOX shares, net - March 2016	(47,685)	—
Proceeds from sale of FOX shares, net - August 2016	(63,000)	—
Proceeds from sale of FOX shares, net - November 2016	(71,785)	—
Mark-to-market adjustment - investment (1)	74,490	4,533
Balance December 31st	$141,767	$249,747
(1) The mark-to-market adjustment represents the change in the fair value of the FOX common shares for the period indicated.
The Company and its businesses have the following significant related party transactions:
FOX

In September 2014, the Company and FOX entered into an agreement for the provision of services to FOX for assistance in complying the Sarbanes-Oxley Act of 2002, as amended (the “Services Agreement”). The Services Agreement can be terminated by either party at any time, or will terminate on March 31, 2016. A statement of work was agreed to in connection with the Service Agreement, which provides that the Company’s internal audit team will assist FOX with various tasks, including, but not limited to, the development of internal control policies and procedures, risk and control matrices and the evaluation of internal controls. Services provided in accordance with the Services Agreement are billed on a time and materials basis. Fees paid for services provided in 2016 and 2015 were approximately $72,000 and $135,000, respectively

5.11

Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the year ended December 31, 2016 (from the date of acquisition) 5.11 purchased approximately $2.3 million in inventory from the vendor.

ACI
Recapitalization - During the second quarter of 2016, the Company completed a recapitalization at ACI whereby the Company entered into an amendment to the intercompany debt agreement with ACI (the "ACI Loan Agreement"). The ACI loan agreement was amended to provide for additional term loan borrowings of $61.0 million to fund a cash distribution to shareholders totaling $60.1 million. Minority interest shareholders of Advanced Circuits, including certain members of management at Advanced Circuits, received total distribution proceeds of $18.4 million. The Company used cash on hand to fund the distribution to minority shareholders.
Liberty
Recapitalization - During the first quarter of 2016, we completed a recapitalization at Liberty whereby we entered into an amendment to the intercompany loan agreement with Liberty (the “Liberty Loan Agreement”). The Liberty Loan Agreement was amended to (i) provide for term loan borrowings of $38.0 million and revolving credit facility borrowings of $5.0 million to fund cash distributions totaling $35.3 million to its shareholders, including the Company, and (ii) extend the maturity dates of the term loans and revolving credit facility. Liberty’s noncontrolling shareholders received approximately $5.3 million in distributions as a result of the recapitalization. Immediately prior to the recapitalization, management exercised stock options for 75,095 shares of Liberty common shares, resulting in net proceeds from stock options at Liberty of $3.8 million. Liberty recognized $0.3 million in compensation expense related to the accelerated vesting of a portion of management's stock options at the time of exercise. We then purchased $1.5 million in Liberty common shares from members of Liberty management, resulting in Liberty's noncontrolling shareholders holding 11.4% of Liberty's outstanding shares subsequent to the recapitalization. The purchase of the Liberty common stock from noncontrolling shareholders and issuance of Liberty common stock related to the exercise of stock options by noncontrolling shareholders were at fair value and resulted in no change in control of Liberty. The difference between the consideration paid for the noncontrolling interest and the adjustment to the carrying amount of our noncontrolling interest in

Liberty was recognized in our equity. Subsequent to the purchase of Liberty common shares and the exercise of the options, we own 88.6% of Liberty on a primary basis and 84.7% on a fully diluted basis.

Liberty Related Party Vendor Purchases - Liberty purchases inventory raw materials from two vendors who are related parties to Liberty through two of the executive officers of Liberty via the employment of family members at the vendors. During the years ended December 31, 2016 and 2015, Liberty purchased approximately $2.5 million and $3.3 million, respectively, in raw materials from the two vendors. During 2014, Liberty purchased $0.3 million in raw materials from one of these vendors. The related party relationship at the other vendor did not exist in 2014 because the executive was not employed at Liberty during 2014.

Off-Balance Sheet Arrangements
We have no special purpose entities or off balance sheet arrangements, other than operating leases entered into in the ordinary course of business.
Contractual Obligations
Long-term contractual obligations, except for our long-term debt obligations, are generally not recognized in our consolidated balance sheet. Non-cancelable purchase obligations are obligations we incur during the normal course of business, based on projected needs.
The table below summarizes the payment schedule of our contractual obligations at December 31, 2016 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$864,696	$10,129	$77,366	$239,719	$537,482
Operating lease obligations (b)	95,892	15,003	24,864	17,489	38,536
Purchase obligations (c)	374,372	222,150	86,722	65,500	—
Total (d)	$1,334,960	$247,282	$188,952	$322,708	$576,018

(a)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Revolving Credit Facility and Term Loan Facility.

(b)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties.

(c)
Reflects non-cancelable commitments as of December 31, 2016, including: (i) shareholder distributions of $86.3 million; (ii) estimated management fees of $32.8 million per year over the next five years: and (iii) other obligations, including amounts due under employment agreements. Distributions to our shareholders are approved by our board of directors each fiscal quarter. The amount approved for future quarters may differ from the amount included in this schedule.

(d)
The contractual obligation table does not include approximately $10.5 million in liabilities associated with unrecognized tax benefits as of December 31, 2016 as the timing of the recognition of this liability is not certain. The amount of the liability is not expected to significantly change in the next twelve months.

Critical Accounting Estimates
The following discussion relates to critical accounting estimates for the Company, the Trust and each of our businesses at December 31, 2016.
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
Annual goodwill and indefinite lived intangible assets impairment testing

Goodwill represents the excess amount of the purchase price over the fair value of the assets acquired. Our goodwill and indefinite lived intangible assets are tested for impairment on an annual basis as of March 31st, and if current events or circumstances require, on an interim basis. Goodwill is allocated to various reporting units, which are generally an operating segment or one level below the operating segment. Each of our businesses represents a reporting unit except Arnold, which is comprised of three reporting units, and each reporting unit was included in our annual impairment test at March 31, 2016.

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

At December 31, 2016, as a result of decreases in forecasted revenue, operating income and cash flows at Arnold, as well as a shortfall in revenue and operating income during the latter half of 2016 as compared to budgeted amounts, we determined that it was necessary to perform interim goodwill impairment testing on each of the three reporting units at Arnold. In the first step of the goodwill impairment test, we compare the fair value of each reporting unit to its carrying amount. We estimate the fair value of our reporting units using either an income approach or a market approach, or, where applicable, a weighting of the two methods. Under the income approach, we estimate the fair value of a reporting unit based on the present value of future cash flows. Cash flow projections are based on Management's estimate of revenue growth rates and operating margins and take into consideration industry and market conditions as well as company specific economic factors. The discount rate used is based on the weighted average cost of capital adjusted for the relevant risk associated with the business specific characteristics and the uncertainty associated with the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimate fair value based on market multiples of revenue and earnings derived from comparable public companies with operating and investment characteristics that are similar to the report unit. We weigh the fair value derived from the market approach depending on the level of comparability of these public companies to the reporting unit. When market comparables are not meaningful or available, we estimate the fair value of the reporting unit using only the income approach. For purposes of the Step 1 for the Arnold reporting units, we estimated the fair value of the reporting unit using only an income approach, whereby we estimate the fair value of a reporting unit based on the present value of future cash flows. We do not believe that the market approach results in relevant data points for market multiples or comparative data from comparable public companies since most of Arnold's competitors are privately held and do not publish data that can be used in a market approach. In the income approach, we used a weighted average cost of capital of 12.5% for PMAG, 12.0% for FlexMag, and 13.0% for PTM. Results of the Step 1 testing for Arnold's FlexMag and PTM reporting units indicated that the fair value of these reporting units exceeded their carrying value by 34% and 38%, respectively. The results of the Step 1 test for the PMAG unit indicated a potential impairment of goodwill and the Company performed the second step of goodwill impairment testing (Step 2) to determine the amount of impairment of the PMAG reporting unit.
We have not completed the Step 2 testing for PMAG, and as a result, we have estimated a range of impairment loss as of December 31, 2016 of $14 million to $19 million based on the value of the total invested capital of the PMAG unit as well as the results of the Step 1 testing of the fair value of PMAG. We recorded an estimated impairment loss for PMAG of $16 million at December 31, 2016. The Step 2 test for PMAG is expected to be completed during the first quarter of 2017 and the Company will record any necessary adjustments to the impairment loss estimate based on the results of the final testing.
In connection with the annual goodwill impairment testing, we test other indefinite-lived intangible assets (trade names) at our reporting units. We are permitted to make a qualitative assessment of whether it is more likely than not that the fair value of an individual reporting unit's indefinite lived assets exceeds its carrying amount before applying a quantitative analysis. If a company concludes that it is not more likely than not that the fair value of a reporting unit’s indefinite-lived assets exceeds its carrying amount it is not required to perform a quantitative test for that reporting unit. At March 31, 2016, we elected to use the qualitative assessment alternative to test indefinite-lived assets for impairment for each of our reporting units that record indefinite lived assets. At that time, it was determined that the fair value of indefinite lived assets at each of our reporting units exceeded its carrying amount.
Long-lived intangible assets subject to amortization, including customer relationships, non-compete agreements, permits and technology are amortized using the straight-line method over the estimated useful lives of the intangible assets, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate long-lived assets for potential impairment whenever events occur or circumstances indicate that the carrying amount of the assets may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount of a long-lived asset is not recoverable and is greater than its fair value, the asset is impaired and an impairment loss must be recognized.  Both the Ergobaby and Clean Earth businesses recognized losses on disposal of assets during 2016. Ergobaby recorded a $5.9 million loss on disposal of assets during the year ended December 31, 2016 related to its decision to dispose of the Orbit Baby product line. The loss is comprised of the write-off of intangible assets of $5.5 million, property, plant and equipment of $0.4 million, and other assets of $1.0 million. In October 2016, Ergobaby sold a majority of the Orbit Baby intellectual property and tooling assets. The proceeds of the sale reduced the loss recorded on disposal of assets by approximately $1.0 million in the fourth quarter of 2016. Clean Earth recognized a loss on disposal of assets of $3.3 million during the fourth quarter of 2016 related to the closure of the Company’s Williamsport, Pennsylvania site which processed drill cuttings. The loss was comprised of intangible assets specific to the Williamsport location, as well as equipment that could not be repurposed to other sites at the time of the closing of the facility.
The determination of fair values and estimated useful lives requires significant judgment both by our management team and by outside experts engaged to assist in this process. This judgment could result in either a higher or lower value assigned to our reporting units and intangible assets. The impact could result in either higher or lower amortization and/or the incurrence of an impairment charge.
Allowance for Doubtful Accounts
We record an allowance for doubtful accounts on an entity-by-entity basis with consideration for historical loss experience, customer payment patterns and current economic trends. The Company reviews the adequacy of the allowance for doubtful accounts on a periodic basis and adjusts the balance, if necessary. The determination of the adequacy of the allowance for doubtful accounts requires significant judgment by management. The impact of either over or under estimating the allowance could have a material effect on future operating results. The consolidated allowance for doubtful accounts is approximately $5.5 million at December 31, 2016.
Deferred Tax Assets
Several of our majority owned subsidiaries have deferred tax assets recorded at December 31, 2016 which in total amount to approximately $45.4 million. This deferred tax asset is net of $7.3 million of valuation allowance primarily associated with 5.11 and Arnold related to an expected inability to utilize foreign tax credits. These deferred tax assets are comprised primarily of reserves not currently deductible for tax purposes. The temporary differences that have resulted in the recording of these tax assets may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Realization of the deferred tax assets is dependent on generating sufficient future taxable income. Based upon the expected future results of operations, we believe it is more likely than not that we will generate sufficient future taxable income to realize the benefit of existing temporary differences, although there can be no assurance of this. The impact of not realizing these deferred tax assets would result in an increase in income tax expense for such period when the determination was made that the assets are not realizable. (Refer to Note L – “Income taxes" in the notes to consolidated financial statements.)
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
At December 31, 2016, we were exposed to interest rate risk primarily through borrowings under our 2014 Credit Facility because borrowings under this agreement are subject to variable interest rates. We had $565.7 million outstanding under the 2014 Term Loan Facility and 2016 Incremental Term Loan at December 31, 2016. We have entered into an interest rate swap as of December 31, 2016. On September 16, 2014, we purchased an interest rate swap with a notional amount of $220 million. This swap is effective April 1, 2016 through June 6, 2021, the termination date of our 2014 Term Loan, and requires us to pay interest at rates on the notional amount at 2.97% in exchange for the three-month LIBOR rate.
Interest on our Term Loan is subject to a LIBOR floor of 1.0% and three-month LIBOR is approximately 100 basis points at December 31, 2016. We currently estimate that a 100 basis point increase in LIBOR would not have a material impact on our results of operations, cash flows or financial condition.
We expect to borrow under our Revolving Credit Facility in the future in order to finance our short term working capital needs and future acquisitions. These borrowings will be subject to variable interest rates.
Foreign Exchange Rate Sensitivity
During fiscal 2015, we acquired a Canadian subsidiary, Manitoba Harvest, and we are exposed to transactional foreign currency exposure related to the issuance of intercompany loans in the Canadian dollar, the functional currency of Manitoba Harvest. At December 31, 2016, the outstanding amount of intercompany loans with Manitoba Harvest was $46.2 million (C$61.2 million). We recognized foreign exchange losses of approximately $1.3 million during 2016 related to changes in the Canadian dollar. A 10% decrease/ increase in the exchange rate would result in approximately $5.5 million additional expense/ income based on our current amount of intercompany loans outstanding. We also have translation exposure resulting from translating the financial statements of Manitoba Harvest into the U.S. Dollar.
Credit Risk
We are exposed to credit risk associated with cash equivalents, investments, and trade receivables. We do not believe that our cash equivalents or investments present significant credit risks because the counterparties to the instruments consist of major financial institutions and we manage the notional amount of contracts entered into with any one counterparty. Our cash and cash equivalents at December 31, 2016 consists principally of (i) treasury backed securities, (ii) insured prime money market funds, (iii) FDIC insured Certificates of Deposit, and (iv) cash balances in several non-interest bearing checking accounts. Substantially all trade receivable balances of our businesses are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. Although we have a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

Investment in FOX
We account for our investment in FOX using the fair value method therefore our investment in FOX is subject to changes in the stock price of FOX. FOX trades on the NASDAQ stock market under the ticker “FOXF”.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and financial statement schedules referred to in the index contained on page F-1 of this report are incorporated herein by reference.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
(a) Management’s Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.
(b) Information with respect to Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework). Based on our assessment under the framework in Internal Control-Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The audited financial statements of the Company included in this annual report on 10-K include the results of acquisitions from their respective dates of acquisition. Management's assessment of internal control over financial reporting for the year ended December 31, 2016 does not include an assessment of 5.11 ABR Corp., a majority owned subsidiary of the Company that was acquired during the year ended December 31, 2016. The financial statements of 5.11 ABR Corp. reflect total assets and revenues constituting 25% and 11%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016. Refer to "Note C - Acquisition of Businesses" for a description of the acquisition of 5.11 ABR Corp. ("5.11").

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report that is included herein.
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

ITEM 9B. OTHER INFORMATION
None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our executive officers is incorporated herein by reference to information included in the Proxy Statement for our 2017 Annual Meeting of Shareholders.
Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for our 2017 Annual Meeting of Shareholders.
Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the Proxy Statement for our 2017 Annual Meeting of Shareholders.
Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the Proxy Statement for our 2017 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for our 2017 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for our 2017 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to such contractual relationships and independence is incorporated herein by reference to the information in the Proxy Statement for our 2017 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accounting fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for our 2017 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements
For the Registrant, see “Index to Consolidated Financial Statements and Supplemental Data” set forth on page F-1.

For 50%-or-less owned persons, the consolidated financial statements of FOX (14%-owned at November 16, 2016 through December 30, 2016) are incorporated by reference in Exhibit 99.14 of this Annual Report pursuant to Rule 3-09 of Regulation S-X. Management’s Report on Internal Control Over Financial Reporting of FOX is not included as part of Exhibit 99.14.

2.	Financial Statement schedule
For the Registrant, see “Index to Consolidated Financial Statements and Supplemental Data” set forth on page F-1.

For 50%-or-less owned persons, the consolidated financial statements of FOX (14%-owned at November 16, 2016 through December 30, 2016) are incorporated by reference in Exhibit 99.14 of this Annual Report pursuant to Rule 3-09 of Regulation S-X. Management’s Report on Internal Control Over Financial Reporting of FOX is not included as part of Exhibit 99.14.

3.	Exhibits
For the Registrant, see “Index to Exhibits” set forth on page E-1.

INDEX TO EXHIBITS

Exhibit Number	Description
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

3.9	Second Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on December 7, 2016 (File No. 001-34927)).
3.10
Second Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated January 9, 2007 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on January 10, 2007, (File No. 000-51937)).

3.11
Third Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated November 1, 2010 (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed on November 8, 2010 (File No. 001-34927)).

3.12
Fourth Amended and Restated Operating Agreement of Compass Group Diversified Holdings LLC, dated January 1, 2012 (incorporated by reference to Exhibit 3.1 of the Form 10-Q filed on May 7, 2013 (File No. 001-34927)).

3.13	Fifth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on December 7, 2016 (File No. 001-34927)).
4.1	Specimen Certificate evidencing a share of trust of Compass Diversified Holdings (incorporated by reference to Exhibit 4.1 of the Form S-3 filed on November 7, 2007 (File No. 333-147218)).

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

10.17
Commitment Letter, dated August 1, 2016, from Bank of America, N.A. Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 1, 2016 (File No. 001-34927)).

10.18
Third Amendment to the Credit Agreement, dated August 15, 2016, by and among Compass Diversified Holdings LLC, Bank of America, N.A., and the lenders thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 1, 2016 (File No. 001-34927)).

10.19
First Incremental Facility Amendment, dated August 31, 2016, by and among Compass Diversified Holdings LLC, Bank of America, N.A., and the lenders thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 1, 2016 (File No. 001-34927)).

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm with respect to the Registrant's consolidated financial statements
23.2*	Consent of Independent Registered Public Accounting Firm with respect to the consolidated financial statements of Fox Factory Holding Corp.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1*+	Section 1350 Certification of Chief Executive Officer of Registrant
32.2*+	Section 1350 Certification of Chief Financial Officer of Registrant
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

99.13
Agreement and Plan of Merger, dated as of July 29, 2016, by and among 5.11 ABR Corp., 5.11 ABR Merger Corp., 5.11 Acquisition Corp., TA Associates Management, L.P., as the agent and attorney in fact of the holders of stock and options in 5.11 Acquisition Corp. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on August 1, 2016 (File No. 001-34927)).

99.14
Consolidated financial statements of Fox Factory Holding Corp. (incorporated by reference to the consolidated financial statements of FOX included in FOX’s Annual Report on Form 10-K for the year ended December 30, 2016 filed on March 1, 2017 (File No. 001-36040).

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

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

Date: 3/1/2017	By:	/s/ Alan B. Offenberg
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

Signature	Title	Date

/s/ Alan B. Offenberg	Chief Executive Officer	March 1, 2017
Alan B. Offenberg	(Principal Executive Officer) and Director

/s/ Ryan J. Faulkingham	Chief Financial Officer	March 1, 2017
Ryan J. Faulkingham	(Principal Financial and Accounting Officer)

/s/ C. Sean Day	Director	March 1, 2017
C. Sean Day

/s/ D. Eugene Ewing	Director	March 1, 2017
D. Eugene Ewing

/s/ Harold S. Edwards	Director	March 1, 2017
Harold S. Edwards

/s/ Gordon Burns	Director	March 1, 2017
Gordon Burns

/s/ James J. Bottiglieri	Director	March 1, 2017
James Bottiglieri

/s/ Sarah G. McCoy	Director	March 1, 2017
Sarah G. McCoy

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS

Date: 3/1/2017	By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Regular Trustee

Compass Diversified Holdings
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTAL FINANCIAL DATA

Page Numbers
Historical Financial Statements:
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014	F-5
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014	F-6
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014	F-9
Notes to Consolidated Financial Statements	F-11

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Compass Diversified Holdings

We have audited the internal control over financial reporting of Compass Diversified Holdings (a Delaware Trust) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of 5.11 ABR Corp. (“5.11”). 5.11 is a majority owned subsidiary, whose financial statements reflect total assets and revenues constituting 25.4 and 11.2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016. As indicated in Management’s Report, 5.11 was acquired during 2016. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of 5.11.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ GRANT THORNTON LLP
New York, New York
March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Compass Diversified Holdings

We have audited the accompanying consolidated balance sheets of Compass Diversified Holdings (a Delaware Trust) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compass Diversified Holdings and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an unqualified opinion thereon.
/s/ GRANT THORNTON LLP
New York, New York
March 1, 2017

Compass Diversified Holdings
Consolidated Balance Sheets

(in thousands)	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$39,772	$85,240
Accounts receivable, net	181,191	105,910
Inventories	212,984	59,905
Prepaid expenses and other current assets	18,872	21,536
Current assets of discontinued operations	—	18,772
Total current assets	452,819	291,363
Property, plant and equipment, net	142,370	115,948
Investment in FOX (refer to Note F)	141,767	249,747
Goodwill	491,637	390,655
Intangible assets, net	539,211	350,687
Other non-current assets	9,351	9,819
Non-current assets of discontinued operations	—	12,823
Total assets	$1,777,155	$1,421,042
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$61,512	$46,140
Accrued expenses	91,041	43,767
Due to related parties (refer to Note R)	20,848	5,863
Current portion, long-term debt	5,685	3,250
Other current liabilities	23,435	9,004
Current liabilities of discontinued operations	—	8,455
Total current liabilities	202,521	116,479
Deferred income taxes	110,838	103,635
Long-term debt	551,652	308,639
Other non-current liabilities	17,600	18,960
Non-current liabilities of discontinued operations	—	110
Total liabilities	882,611	547,823
Stockholders’ equity
Trust common shares, no par value, 500,000 authorized; 59,900 shares issued and outstanding at December 31, 2016 and 54,300 shares issued and outstanding at December 31, 2015	924,680	825,321
Accumulated other comprehensive loss	(9,515)	(9,804)
Accumulated earnings (deficit)	(58,760)	10,567
Total stockholders’ equity attributable to Holdings	856,405	826,084
Noncontrolling interest	38,139	46,219
Noncontrolling interest of discontinued operations	—	916
Total stockholders’ equity	894,544	873,219
Total liabilities and stockholders’ equity	$1,777,155	$1,421,042
See notes to consolidated financial statements.

Compass Diversified Holdings
Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per share data)	2016	2015	2014
Net sales	$789,312	$552,592	$568,235
Service revenues	188,997	175,386	68,440
Total net revenues	978,309	727,978	636,675
Cost of sales	517,072	362,064	382,905
Cost of service revenues	134,667	125,178	48,753
Gross profit	326,570	240,736	205,017
Operating expenses:
Selling, general and administrative expense	217,830	136,399	128,190
Management fees	29,406	25,658	21,872
Amortization expense	35,069	28,761	23,063
Impairment expense	16,000	—	—
Loss on disposal of assets	9,204	—	—
Operating income	19,061	49,918	31,892
Other income (expense):
Interest expense, net	(24,651)	(25,924)	(27,060)
Gain on investment (refer to Note F)	74,490	4,533	11,029
Gain on deconsolidation of subsidiary (refer to Note F)	—	—	264,325
Amortization of debt issuance costs	(2,763)	(2,212)	(2,243)
Loss on debt extinguishment	—	—	(2,143)
Other expense, net	(2,919)	(2,323)	(677)
Income from continuing operations before income taxes	63,218	23,992	275,123
Provision for income taxes	9,469	15,001	5,046
Income from continuing operations	53,749	8,991	270,077
Income from discontinued operations, net of income tax	473	6,981	21,078
Gain on sale of discontinued operations, net of income tax	2,308	149,798	—
Net income	56,530	165,770	291,155
Less: Income from continuing operations attributable to noncontrolling interest	1,961	5,133	11,661
Less: Income (loss) from discontinued operations attributable to noncontrolling interest	(116)	(1,201)	659
Net income attributable to Holdings	$54,685	$161,838	$278,835
Amounts attributable to Holdings:
Income from continuing operations	$51,788	$3,858	$258,416
Income from discontinued operations, net of income tax	589	8,182	20,419
Gain on sale of discontinued operations, net of income tax	2,308	149,798	—
Net income attributable to Holdings	$54,685	$161,838	$278,835
Basic and fully diluted income (loss) per share attributable to Holdings (refer to Note N)
Continuing operations	$0.46	$(0.30)	$4.98
Discontinued operations	0.05	2.91	0.40
	$0.51	$2.61	$5.38

Weighted average number of shares outstanding - basic and fully diluted	54,591	54,300	49,089
Cash distribution declared per share (refer to Note N)	$1.44	$1.44	$1.44
See notes to consolidated financial statements.

Compass Diversified Holdings
Consolidated Statements of Comprehensive Income

	Year ended December 31,
(in thousands)	2016	2015	2014
Net income	$56,530	$165,770	$291,155
Other comprehensive income (loss)
Foreign currency translation adjustments	615	(7,733)	(1,959)
Pension benefit liability, net	(326)	471	(1,276)
Total comprehensive income, net of tax	56,819	158,508	287,920
Less: Net income attributable to noncontrolling interests	1,845	3,932	12,320
Less: Other comprehensive income (loss) attributable to noncontrolling interests	516	(1,624)	(107)
Total comprehensive income attributable to Holdings, net of tax	$54,458	$156,200	$275,707

See notes to consolidated financial statements.

Compass Diversified Holdings
Consolidated Statements of Stockholders’ Equity

(in thousands)	Number of Common Shares	Amount	Accumulated Deficit	Accum. Other Comprehensive Income (Loss)	Stockholders’ Equity Attrib. to Holdings	Non- Controlling Interest	Non-controlling Interest of Disc. Ops.	Total Stockholders’ Equity
Balance — January 1, 2014	48,300	$725,453	$(252,761)	$693	$473,385	$79,238	$16,312	$568,935
Net income	—	—	278,835	—	278,835	11,661	659	291,155
Total comprehensive income (loss), net	—	—	—	(3,235)	(3,235)	—	—	(3,235)
Issuance of Trust common shares, net of offering costs	6,000	99,868	—	—	99,868	—	—	99,868
Effect of deconsolidation of subsidiary (refer to Note F)	—	—	(359)	—	(359)	(76,928)	—	(77,287)
Proceeds from Clean Earth noncontrolling interest holders	—	—	—	—	—	2,275	—	2,275
Distribution to Allocation Interest holders (refer to Note N)	—	—	(11,870)	—	(11,870)	—	—	(11,870)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	7,080	965	8,045
Effect of subsidiary stock option exercise	—	—	359	—	359	(359)	—	—
Distributions paid	—	—	(69,552)	—	(69,552)	—	—	(69,552)
Balance — December 31, 2014	54,300	$825,321	$(55,348)	$(2,542)	$767,431	$22,967	$17,936	$808,334
Net income	—	—	161,838	—	161,838	5,133	(1,201)	165,770
Total comprehensive loss, net	—	—	—	(7,262)	(7,262)	—	—	(7,262)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	3,170	566	3,736
Effect of subsidiary stock option exercise	—	—	—	—	—	500	—	500
Proceeds from Manitoba Harvest noncontrolling shareholders	—	—	—	—	—	7,638	—	7,638
Disposition of CamelBak	—	—	—	—	—	—	(16,101)	(16,101)
Disposition of American Furniture	—	—	—	—	—	—	(284)	(284)
Proceeds from Manitoba Harvest noncontrolling shareholders - HOCI	—	—	—	—	—	6,811	—	6,811
Distribution to Allocation Interest holders (refer to Note N)	—	—	(17,731)	—	(17,731)	—	—	(17,731)
Distributions paid	—	—	(78,192)	—	(78,192)	—	—	(78,192)
Balance — December 31, 2015	54,300	$825,321	$10,567	$(9,804)	$826,084	$46,219	$916	$873,219

Compass Diversified Holdings
Consolidated Statements of Stockholders’ Equity

Balance — December 31, 2015 (continued)	54,300	$825,321	$10,567	$(9,804)	$826,084	$46,219	$916	$873,219

Net income	—	—	54,685	—	54,685	1,961	(116)	56,530
Total comprehensive income, net	—	—	—	289	289	—	—	289
Issuance of Trust common shares, net of offering costs	5,600	99,359	—	—	99,359	—	—	99,359
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	4,381	1	4,382
Effect of subsidiary stock option exercise	—	—	(578)	—	(578)	4,333	—	3,755
Excess tax benefit on stock compensation	—	—	—	—	—	1,163	—	1,163
Issuance of subsidiary shares - Ergo	—	—	4,809	—	4,809	3,392	—	8,201
Repurchase of subsidiary shares - Ergo	—	—	(11,911)	—	(11,911)	(4,929)	—	(16,840)
Purchase of noncontrolling interest - Liberty	—	—	(1,007)	—	(1,007)	(469)	—	(1,476)
Distributions to noncontrolling shareholders - Liberty	—	—	—	—	—	(5,253)	—	(5,253)
Distributions to noncontrolling shareholders - ACI	—	—	—	—	—	(18,377)	—	(18,377)
Acquisition of 5.11	—	—	—	—	—	5,718	—	5,718
Disposition of Tridien	—	—			—		(801)	(801)
Distribution to Allocation Interest Holders (refer to Note N)	—	—	(23,779)	—	(23,779)	—	—	(23,779)
Distributions payable to Allocation Interest Holders (refer to Note N)	—	—	(13,354)	—	(13,354)	—	—	(13,354)
Distributions paid	—	—	(78,192)	—	(78,192)	—	—	(78,192)
Balance — December 31, 2016	59,900	$924,680	$(58,760)	$(9,515)	$856,405	$38,139	$—	$894,544

See notes to consolidated financial statements.

Compass Diversified Holdings
Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$56,530	$165,770	$291,155
Income from discontinued operations	473	6,981	21,078
Gain on sale of discontinued operations	2,308	149,798	—
Net income from continuing operations	53,749	8,991	270,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	26,853	21,231	14,644
Amortization expense	58,752	31,844	25,107
Amortization of debt issuance costs and original issue discount	3,565	2,883	3,125
Impairment expense	16,000	—	—
Loss on disposal of assets	9,204	—	—
Loss on debt extinguishment	—	—	2,143
Unrealized loss on interest rate swap	1,539	5,662	7,722
Noncontrolling stockholder stock based compensation	4,382	3,171	3,779
Net gain on deconsolidation of subsidiary - FOX	—	—	(264,325)
Gain on equity method investment	(74,490)	(4,533)	(11,029)
Excess tax benefit from subsidiary stock options exercised	(1,163)	—	(1,662)
Deferred taxes	(9,868)	(4,333)	(10,124)
Other	1,868	(44)	1,365
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(15,596)	13,243	(10,675)
(Increase) decrease in inventories	2,893	(1,810)	14,859
Decrease in prepaid expenses and other current assets	4,850	805	190
Increase (decrease) in accounts payable and accrued expenses	25,148	(8,108)	(8,948)
Net cash provided by operating activities - continuing operations	107,686	69,002	36,248
Net cash provided by operating activities - discontinued operations	3,686	15,546	34,447
Net cash provided by operations	111,372	84,548	70,695
Cash flows from investing activities:
Acquisitions, net of cash acquired	(536,175)	(130,292)	(474,657)
Purchases of property and equipment	(23,969)	(15,661)	(10,015)
Proceeds from the FOX stock offering	182,470	—	65,528
Proceeds from sale of businesses	11,249	385,510	2,001
Purchase of noncontrolling interest	(1,475)	—	—
Payment of interest rate swap	(4,303)	(2,007)	(2,008)
Other investing activities	(10)	(104)	(381)
Net cash (used in) provided by investing activities - continuing operations	(372,213)	237,446	(419,532)
Net cash provided by (used in) investing activities - discontinued operations	9,192	(3,566)	(5,221)
Net cash (used in) provided by investing activities	(363,021)	233,880	(424,753)

Compass Diversified Holdings
Consolidated Statements of Cash Flows

Cash flows from financing activities:
Proceeds from the issuance of Trust common shares, net	99,359	—	99,868
Borrowings under credit facility	671,298	197,000	677,000
Repayments under credit facility	(423,240)	(369,975)	(426,275)
Distributions paid	(78,192)	(78,192)	(69,552)
Net proceeds provided by noncontrolling shareholders	8,887	14,949	4,025
Distributions paid to noncontrolling shareholders	(23,630)	—	—
Distributions paid to noncontrolling shareholders - Allocation Interests	(23,779)	(17,731)	(11,870)
Repurchase of subsidiary stock	(15,407)	—	—
Debt issuance costs	(5,986)	(440)	(7,370)
Excess tax benefit on stock-based compensation	1,163	—	1,662
Other	(1,747)	32	(2,001)
Net cash provided by (used in) financing activities	208,726	(254,357)	265,487
Foreign currency impact on cash	(3,174)	(1,905)	(955)
Net increase (decrease) in cash and cash equivalents	(46,097)	62,166	(89,526)
Cash and cash equivalents — beginning of period (1)	85,869	23,703	113,229
Cash and cash equivalents — end of period	$39,772	$85,869	$23,703

(1) Includes cash from discontinued operations of $0.6 million at January 1, 2016, $1.8 million at January 1, 2015, and $2.8 million at January 1, 2014.

See notes to consolidated financial statements.

Compass Diversified Holdings
Notes to Consolidated Financial Statements
December 31, 2016

Note A — Organization and Business Operations
Compass Diversified Holdings, a Delaware statutory trust (“the Trust”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company (the “Company”), was also formed on November 18, 2005 with equity interests which were subsequently reclassified as the “Allocation Interests”. The Trust and the Company were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. In accordance with the amended and restated Trust Agreement, dated as of April 25, 2006 (the “Trust Agreement”), the Trust is sole owner of 100% of the Trust Interests (as defined in the Company’s amended and restated operating agreement, dated as of April 25, 2006 (as amended and restated, the “LLC Agreement”)) of the Company and, pursuant to the LLC Agreement, the Company has, outstanding, the identical number of Trust Interests as the number of outstanding common shares of the Trust. Compass Group Diversified Holdings, LLC, a Delaware limited liability company is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.
The Company is a controlling owner of eight businesses, or operating segments at December 31, 2016. The segments are as follows: 5.11 Acquisition Corp. ("5.11" or "5.11 Tactical"), The Ergo Baby Carrier, Inc. (“Ergobaby”), Liberty Safe and Security Products, Inc. (“Liberty Safe” or “Liberty”), Fresh Hemp Foods Ltd. ("Manitoba Harvest"), Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), AMT Acquisition Corporation (“Arnold” or “Arnold Magnetics”), Clean Earth Holdings, Inc. ("Clean Earth"), and Sterno Products, LLC (“Sterno” or "Sterno Products"). The segments are referred to interchangeably as “businesses”, “operating segments” or “subsidiaries” throughout the financial statements. Refer to Note E - "Operating Segment Data" for further discussion of the operating segments. The Company also owns a non-controlling interest of approximately 14% in Fox Factory Holding Corp. (“FOX”). Compass Group Management LLC, a Delaware limited liability Company (“CGM” or the “Manager”), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a management services agreement (“MSA”).

Note B — Summary of Significant Accounting Policies
Accounting principles
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).
Basis of presentation
The results of operations for the years ended December 31, 2016, 2015 and 2014 represent the results of operations of the Company’s acquired businesses from the date of their acquisition by the Company, and therefore are not indicative of the results to be expected for the full year.
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
Discontinued Operations
The Company completed the sale of its majority owned subsidiary, Tridien Medical, Inc. ("Tridien") during the third quarter of 2016, the sale of its majority owned subsidiary CamelBak Products, LLC ("CamelBak") in the third quarter of 2015 and the sale of its majority owned subsidiary, American Furniture Manufacturing, Inc. ("AFM" or "American Furniture"), during the fourth quarter of 2015. The results of operations of Tridien are presented as discontinued operations in the consolidated statements of operations for all periods presented. The results of operations of CamelBak and American Furniture are presented as discontinued

operations in the consolidated statements of operations for the years ended December 31, 2015 and 2014. In addition, the assets and liabilities associated with Tridien have been reclassified as discontinued operations in the consolidated balance sheets as of December 31, 2015. Refer to "Note D - Discontinued Operations" for additional information. Unless otherwise indicated, the disclosures accompanying the consolidated financial statements reflect the Company's continuing operations.
Use of estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. It is possible that in 2017 actual conditions could be better or worse than anticipated when the Company developed the estimates and assumptions, which could materially affect the results of operations and financial position in the future. Such changes could result in future impairment of goodwill, intangibles and long-lived assets, inventory obsolescence, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other things. Actual results could differ from those estimates.
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
Revenue recognition
The Company records revenue for goods and services when persuasive evidence of an arrangement exists, delivery of the product or performance of services has occurred, and collectability of the fixed or determinable sales price is reasonably assured. Revenue is recognized upon shipment of product to the customer or performance of services for a customer, net of sales returns and allowances. Appropriate reserves are established for anticipated returns and allowances based on historical experience. Shipping and handling costs are charged to operations when incurred and are generally classified as a component of cost of sales. Taxes collected from customers and remitted to governmental authorities are presented on a net basis in the accompanying Consolidated Statements of Operations. Revenue is typically recorded at F.O.B. shipping point for all of our businesses.
Service revenue
Revenue from the Company's Clean Earth business is recognized as services are rendered, generally when material is received at Clean Earth's facilities.
Cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2016 and 2015, the amount of cash and cash equivalents held by our subsidiaries in foreign bank accounts was $16.7 million and $10.9 million, respectively.
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

The ranges of useful lives are as follows:

Buildings and improvements	15 to 25 years
Machinery and equipment	2 to 20 years
Office furniture, computers and software	2 to 8 years
Leasehold improvements	Shorter of useful life or lease term
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
Fair value of financial instruments
The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short term nature. Term Debt with a carrying value of $561.0 million, net of original issue discount, at December 31, 2016 approximated fair value. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. If measured at fair value in the financial statements, the Term Debt would be classified as Level 2 in the fair value hierarchy.
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
Deferred debt issuance costs
Deferred debt issuance costs represent the costs associated with the issuance of debt instruments and are amortized over the life of the related debt instrument. The Company adopted new guidance effective January 1, 2016 that requires debt issuance costs to be presented in the balance sheet as a deduction from the carrying value of the associated debt liability rather than as an asset.
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
Foreign currency
Certain of the Company’s segments have operations outside the United States, and the local currency is typically the functional currency. The financial statements are translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and average exchange rates during the year for results of operations. The resulting translation gain or loss is included in stockholder’s equity as other comprehensive income or loss.
In 2015, the Company acquired a Canadian subsidiary, Manitoba Harvest, and is exposed to transactional foreign currency gains and losses related to the issuance of intercompany loans in the Canadian dollar, the functional currency of Manitoba Harvest. Foreign currency transactional gains and losses are included in the results of operations and are generally classified as Other Income (Expense).
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

Deferred income taxes
Deferred income taxes are calculated under the asset and liability method. Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes at the enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is expected to more likely than not be realized. Several of the Company’s majority owned subsidiaries have deferred tax assets recorded at December 31, 2016 which in total amount to approximately $45.4 million. This deferred tax asset is net of $7.3 million of valuation allowance primarily associated with net operating losses and foreign tax credits at Arnold and 5.11. These deferred tax assets are comprised primarily of reserves not currently deductible for tax purposes. The temporary differences that have resulted in the recording of these tax assets may be used to offset taxable income in future periods, reducing the amount of taxes required to be paid. Realization of the deferred tax assets is dependent on generating sufficient future taxable income at those subsidiaries with deferred tax assets. Based upon the expected future results of operations, the Company believes it is more likely than not that those subsidiaries with deferred tax assets will generate sufficient future taxable income to realize the benefit of existing temporary differences, although there can be no assurance of this. The impact of not realizing these deferred tax assets would result in an increase in income tax expense for such period when the determination was made that the assets are not realizable.
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
The weighted average number of Trust common shares outstanding for fiscal 2016 was computed based on 54,300,000 shares outstanding for the period from January 1st through December 13th and 5,600,000 additional shares outstanding for the period from December 13th through December 31st. The weighted average number of Trust common shares outstanding for 2015 was computed based on 54,300,000 shares outstanding for the period from January 1st through December 31st. The weighted average number of Trust common shares outstanding for fiscal 2014 was computed based on 48,300,000 shares outstanding for the period from January 1st through November 14th and 6,000,000 additional shares outstanding from November 14th through December 31st issued in connection with a public share offering.
The Company did not have any stock option plans or any other potentially dilutive securities outstanding during the years ended December 31, 2016, 2015 and 2014.
Advertising costs
Advertising costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. Advertising costs were $15.6 million, $11.8 million and $11.0 million during the years ended December 31, 2016, 2015 and 2014, respectively.
Research and development
Research and development costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. The Company incurred research and development expense of $1.7 million, $2.1 million and $9.5 million during the years ended December 31, 2016, 2015 and 2014, respectively.
Employee retirement plans
The Company and many of its segments sponsor defined contribution retirement plans, such as 401(k) plans. Employee contributions to the plan are subject to regulatory limitations and the specific plan provisions. The Company and its segments may match these contributions up to levels specified in the plans and may make additional discretionary contributions as determined by management. The total employer contributions to these plans were $2.2 million, $1.8 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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
Stock based compensation
The Company does not have a stock based compensation plan; however, all of the Company’s subsidiaries maintain stock based compensation plans. During the years ended December 31, 2016, 2015 and 2014, $4.4 million, $3.2 million, and $3.8 million of stock based compensation expense was recorded to each expense category that included related salary expense in the consolidated statements of operations. As of December 31, 2016, the amount to be recorded for stock-based compensation expense in future years for unvested options is approximately $25.5 million.

New Accounting Pronouncements

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

In April 2015, the FASB issued an accounting standard update intended to simplify the presentation of debt issuance costs in the balance sheet. The new guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. In August 2015, the FASB issued additional guidance which addresses the Security and Exchange Commission's ("SEC") comments related to the absence of authoritative guidance within the accounting standard update related to line-of-credit arrangements. The SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance cost ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the line of credit arrangement. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Retrospective adoption is required. The Company adopted this guidance on January 1, 2016 and has reclassified debt issuance costs associated with the Company's term debt of $4.6 million as of December 31, 2015, from long-term assets to long-term debt. Deferred debt issuance costs incurred in connection with the Company's revolving credit facility of $4.9 million at December 31, 2015 continues to be classified as a long-term asset.

Recently Issued Accounting Pronouncements
In January 2017, the FASB issued new accounting guidance to simplify the accounting for goodwill impairment. The guidance removes Step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new guidance, a goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative test to determine if a quantitative test is necessary. The guidance is effective for annual and interim periods in fiscal years beginning after December 31, 2019 with early adoption permitted for any goodwill impairment tests performed after January 1, 2017 and will be applied prospectively.
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
In February 2016, the FASB issued an accounting standard update related to the accounting for leases which will require an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The standard update offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, the new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires modified retrospective adoption, with early adoption permitted. Accordingly, this standard is effective for the Company on January 1, 2019. The Company is currently assessing the impact of the new standard on our consolidated financial statements.
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
In May 2014, the FASB issued a comprehensive new revenue recognition standard. The new standard outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is designed to create greater comparability for financial statement users across industries, jurisdictions and capital markets and also requires enhanced disclosures. The new standard will be effective for the Company beginning January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company currently anticipates adopting the standard using the cumulative catch-up transition method. The Company has commenced its initial assessment to assess the impact, if any, the new revenue standard will have on the Company’s consolidated financial statements. During this initial assessment, the Company has identified certain differences that will likely have the most impact; however, how significant of an impact cannot be determined during this phase of the Company’s implementation process. These differences relate to the new concepts of variable consideration, consideration payable and the focus on control to determine when and how revenue should be recognized (i.e. point in time versus over time). The Company expects to complete its initial assessment by the end of the third quarter of 2017 and expects to finalize its implementation process prior to the adoption of the new revenue standard on January 1, 2018. The Company will also continue to monitor for any additional implementation or other guidance that may be issued in 2017 with respect to the new revenue standard and adjust its assessment and implementation plans accordingly.

Note C — Acquisition of Businesses
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

5.11 Tactical is a is a leading provider of purpose-built tactical apparel and gear for law enforcement, firefighters, EMS, and military special operations as well as outdoor and adventure enthusiasts. 5.11 is a brand known for innovation and authenticity, and works directly with end users to create purpose-built apparel and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide.   Headquartered in Irvine, California, 5.11 operates sales offices and distribution centers globally, and 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and on 511tactical.com.

The Company made loans to, and purchased a 97.5% controlling interest in 5.11 ABR Corp.. The purchase price, including proceeds from noncontrolling interest and net of transaction costs, was approximately $408.2 million after final settlement of the working capital in the fourth quarter of 2016. The Company funded its portion of the acquisition through an amendment to the 2014 Credit Facility that allowed for an increase in the 2014 Revolving Credit Facility and the 2016 Incremental Term Loan (refer to Note J - Debt). 5.11 management invested in the transaction along with the Company, representing approximately 2.5% initial noncontrolling interest on a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of 5.11. CGM will receive integration service fees of $3.5 million payable quarterly over a twelve month period as services are rendered beginning in the quarter ended December 31, 2016.

The results of operations of 5.11 have been included in the consolidated results of operations since the date of acquisition. 5.11's results of operations are reported as a separate operating segment. The table below provides the recording of assets acquired and liabilities assumed as of the acquisition date.

5.11 Tactical
(in thousands)
Amounts Recognized as of Acquisition Date
Assets:
Cash	$12,581
Accounts receivable (1)	38,323
Inventory (2)	160,304
Property, plant and equipment (3)	22,723
Intangible assets	127,890
Goodwill	92,966
Other current and noncurrent assets	4,884
Total assets	$459,671
Liabilities and noncontrolling interest:
Current liabilities	$38,229
Other liabilities	180,231
Deferred tax liabilities	10,163
Noncontrolling interest	5,568
Total liabilities and noncontrolling interest	$234,191

Net assets acquired	$225,480
Noncontrolling interest	5,568
Intercompany loans to business	179,237
$410,285
Acquisition Consideration
Purchase price	$400,000
Working capital adjustment	(2,296)
Cash	12,581
Total purchase consideration	$410,285
Less: Transaction costs	2,063
Purchase price, net	$408,222
(1) Includes $40.1 million of gross contractual accounts receivable of which $1.7 million was not expected to be collected. The fair value of accounts receivable approximated book value acquired.
(2) Includes $39.1 million in inventory basis step-up, which will be charged to cost of goods sold over the inventory turns of the acquired entity.

(3) Includes $7.6 million of property, plant and equipment basis step-up.

The Company incurred $2.1 million of transaction costs in conjunction with the 5.11 acquisition, which was included in selling, general and administrative expense in the consolidated statements of operations in the year of acquisition. The allocation of the purchase price presented above is based upon management's estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets and current and other liabilities are estimated at their historical carrying values. Property, plant and equipment is valued through a purchase price appraisal and will be depreciated on a straight-line basis over the respective remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. The goodwill of $93.0 million reflects the strategic fit of 5.11 in the Company's branded products business and is not expected to be deductible for income tax purposes. The purchase accounting for 5.11 was finalized during the fourth quarter of 2016, with the changes from the provisional purchase price allocation related to the settlement of working capital and the recording of a change in the deferred taxes related to a reduction of net operating loss carryforwards.

The intangible assets recorded related to the 5.11 acquisition are as follows (in thousands):

Intangible assets	Amount	Estimated Useful Life
Trade name	$48,665	15 years
Customer relationships	75,218	15 years
Technology	4,007	10 years
	$127,890

The customer relationships intangible asset was valued at $75.2 million using an excess earnings methodology, in which an asset is valuable to the extent it enables its owners to earn a return in excess of the required returns on and of the other assets utilized in the business. Customer relationships intangible asset was derived using a risk-adjusted discount rate. The tradename intangible asset and the design patent technology asset were valued using a royalty savings methodology, in which an asset is valuable to the extent that the ownership of the asset relieves the company from the obligation of paying royalties for the benefits generated by the asset.
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

The Company made loans to and purchased an 87% controlling interest in Manitoba Harvest. The purchase price, including proceeds from noncontrolling interest, was approximately $102.7 million (C$130.3 million). The Company funded its portion of the acquisition price through drawings on its 2014 Revolving Credit Facility. Manitoba Harvest management and a minority shareholder invested in the transaction along with the Company representing approximately 13% initial noncontrolling interest on a primary basis. The fair value of the noncontrolling interest was determined based on enterprise value of the acquired entity multiplied by the ratio number of shares acquired by the minority shareholders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of Manitoba Harvest. CGM received integration services fees of $1.0 million which was payable quarterly during the twelve month period subsequent to acquisition as services were rendered.

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
	$63,687

Unaudited pro forma information
The following unaudited pro forma data for the years ended December 31, 2016 and 2015 gives effect to the acquisition of 5.11 Tactical and Manitoba Harvest, as described above, as if the acquisitions had been completed as of January 1, 2015, and the sale of Tridien, CamelBak and AFM as if the dispositions had been completed as of January 1, 2015. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Year Ended December 31,
(in thousands)	2016	2015
Net revenues	$1,163,773	$1,035,612
Gross profit	408,369	375,019
Operating income	20,028	56,711
Net income (loss) from continuing operations	43,973	(5,000)
Net income (loss) from continuing operations attributable to Holdings	42,013	(10,275)
Basic and fully diluted net loss per share attributable to Holdings	0.28	(0.57)

Other acquisitions
Ergobaby
On May 11, 2016, the Company's Ergobaby subsidiary acquired all of the outstanding membership interests in New Baby Tula LLC ("Baby Tula"), a maker of premium baby carriers, toddler carriers, slings, blankets and wraps. The purchase price was $73.8 million, net of transaction costs, plus a potential earn-out of $8.2 million based on 2017 financial performance. Ergobaby paid $0.8 million in transaction costs in connection with the acquisition. Ergobaby funded the acquisition and payment of related transaction costs through the issuance of an additional $68.2 million in intercompany loans with the Company, and the issuance of $8.2 million in Ergobaby shares to the selling shareholders. The fair value of the Ergobaby shares issued to the selling shareholders was determined based on a model that multiplies the trailing twelve months earnings before interest, taxes, depreciation and amortization by an estimated enterprise value multiple to determine an estimated fair value. The fair value calculation assumes proceeds from the conversion of outstanding stock options, deducts the carrying value of debt at Ergobaby and estimated selling costs of the entity, and divides the resulting amount by the total number of outstanding shares, including converted stock options, to determine a per share value for the stock issued. The Company funded the additional intercompany loans used for the acquisition with available cash on the balance sheet and a draw on the 2014 Revolving Credit Facility. Ergobaby recorded a purchase price allocation of $13.2 million in goodwill, which is expected to be deductible for income tax purposes, $55.3 million in intangible assets comprised of $52.9 million in finite lived tradenames, $1.7 million in non-compete agreements; and $0.7 million in customer relationships, and $4.8 million in inventory step-up. The inventory step-up has been charged to cost of goods sold during the third and fourth quarters of 2016. In addition, the earn-out provision of the purchase price was allocated a fair value of $3.8 million. The remainder of the purchase consideration was allocated to net assets acquired. The Company finalized the purchase accounting for the Baby Tula acquisition during the fourth quarter of 2016.

Clean Earth
On June 1, 2016, the Company's Clean Earth subsidiary acquired certain of the assets and liabilities of EWS Alabama, Inc. ("EWS"). Clean Earth funded the acquisition and the related transaction costs through the issuance of additional intercompany debt with the Company. Based in Glencoe, Alabama, EWS provides a range of hazardous and non-hazardous waste management services from a fully permitted hazardous waste RCRA Part B facility. The Company funded the additional intercompany loans with Clean Earth through a draw on its 2014 Revolving Credit Facility. In connection with the acquisition, Clean Earth recorded a purchase price allocation of $3.6 million in goodwill and $12.1 million in intangible assets. The Company finalized the purchase price during the fourth quarter of 2016.
On April 15, 2016, Clean Earth acquired certain assets of Phoenix Soil, LLC ("Phoenix Soil") and WIC, LLC (together with Phoenix Soil, the "Sellers"). Phoenix Soil is based in Plainville, CT and provides environmental services for nonhazardous contaminated soil materials with a primary focus on soil. Phoenix Soil recently completed its transition to a new 58,000 square foot thermal desorption facility owned by WIC, LLC. The acquisition increases Clean Earth's soil treatment capabilities and expand its geographic footprint into New England. Clean Earth financed the acquisition and payment of related transaction costs through the issuance of additional intercompany loans with the Company. The Company used cash on hand to fund the purchase price of Phoenix Soil. In connection with the acquisition, Clean Earth recorded a purchase price allocation of $3.2 million in goodwill and $5.6 million in intangible assets in the second quarter of 2016. The Company finalized the purchase price during the fourth quarter of 2016.
Sterno Products
On January 22, 2016, Sterno Products, a wholly owned subsidiary of the company, acquired all of the outstanding stock of Northern International, Inc. (NII), for a total purchase price of approximately $35.8 million (C$50.6 million), plus a potential earn-out opportunity payable over the next two years up to a maximum amount of $1.8 million (C$2.5 million). The contingent consideration was fair valued at $1.5 million, based on probability weighted models of the achievement of certain performance based financial targets. Refer to Note I - "Fair Value Measurements" for a description of the valuation technique used to fair value the contingent consideration. Headquartered in Coquitlam, British Columbia, Canada, NII sells flameless candles and outdoor lighting products through the retail segment. Sterno Products financed the acquisition and payment of the related transaction costs through the issuance of an additional $37.0 million in intercompany loans with the Company.
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
Manitoba Harvest
On December 15, 2015, the Company's Manitoba Harvest subsidiary completed the acquisition of Hemp Oil Canada, Inc. (HOCI), for a purchase price of $30.8 million (C$42.0 million). The final purchase price was reduced by $0.4 million (C$0.5 million) after the settlement of the working capital adjustment during the second quarter of 2016. HOCI is a bulk wholesale producer, private label packager and custom processor of hemp food product ingredients, located in Ste. Agathe, Manitoba. Manitoba Harvest incurred $0.4 million (C$0.5 million) of acquisition related costs for the HOCI acquisition which are recorded in selling, general and administrative expenses in the consolidated results of operation for the year ending December 31, 2015. In connection with the acquisition of HOCI, certain of the selling shareholders of HOCI invested $3.4 million (C$9.3 million) in Manitoba Harvest in exchange for approximately 11% noncontrolling interest in Manitoba Harvest.
Manitoba Harvest recorded a purchase price allocation of $7.3 million in goodwill, which is expected to be deductible for income tax purposes, $10.8 million of intangible assets, and $0.3 million in inventory step-up. The remainder of the purchase consideration was allocated to net assets acquired.

Note D — Discontinued Operations

Sale of Tridien

On September 21, 2016, the Company sold its majority owned subsidiary, Tridien, based on an enterprise value of $25 million. After the allocation of sale proceeds to non-controlling interest holders and the payment of transaction expenses, the Company received approximately $22.7 million in net proceeds related to its debt and equity interests in Tridien. The Company recognized a gain of $1.7 million in September 2016 as a result of the sale of Tridien. Approximately $1.6 million of the proceeds received by the Company from the sale of Tridien have been reserved as support for the Company's indemnification obligations for future claims against Tridien that the Company may be liable for under the terms of the Tridien sale agreement.

Summarized operating results for Tridien for the previous years through the date of disposition were as follows (in thousands):

(in thousands)	For the period January 1, 2016 through disposition	Year ended December 31, 2015	Year ended December 31, 2014
Net sales	45,951	77,406	67,254
Gross profit	7,917	13,137	14,165
Operating income	437	(8,703)	2,191
Income from continuing operations before income taxes	488	(8,696)	2,274
Provision for income taxes	15	(27)	47
Income from discontinued operations (1)	473	(8,669)	2,227

(1) The results of operations for the period from January 1, 2016 through the date of disposition, and for the years ended December 31, 2015 and December 31, 2014 exclude $1.1 million, $1.1 million and $1.2 million, respectively, of intercompany interest expense.

The following table presents summary balance sheet information of the Tridien businesses as of December 31, 2015 (in thousands):

Tridien
Assets:
Cash	$629
Accounts receivable, net	8,411
Inventories	8,465
Prepaid expenses and other current assets	1,267
Current assets held for sale	$18,772
Property, plant and equipment, net	2,102
Goodwill	7,834
Intangible assets, net	2,717
Other non-current assets	170
Noncurrent assets held for sale	$12,823
Liabilities:
Accounts payable	4,264
Accrued expenses and other current liabilities	4,191
Current liabilities held for sale	$8,455
Deferred income taxes	110
Other noncurrent liabilities	—
Noncurrent liabilities held for sale	$110
Noncontrolling interest of discontinued operations	$916

Sale of CamelBak

On August 3, 2015, the Company sold its majority owned subsidiary, CamelBak, based on a total enterprise value of $412.5 million. The CamelBak purchase agreement contains customary representations, warranties, covenants and indemnification provisions, and the transaction is subject to customary working capital adjustments.

The Company received approximately $367.8 million in cash related to its debt and equity interests in CamelBak after payments to noncontrolling shareholders and payment of all transaction expenses. Under the terms of the LLC agreement, the Allocation Member has the right to defer a portion of the distribution for the CamelBak sale. The Allocation member deferred the profit allocation from the sale of CamelBak and the loss from the sale of American Furniture was used to net the calculation of the high water mark from the Camelback sale. The result was a net distribution of $14.6 million that was paid during the fourth quarter of 2015. (Refer to "Note N - Stockholders' Equity" for a discussion of the profit allocation paid as a result of the sale of CamelBak.) The Company recognized a gain of $164.0 million, net of tax, during 2015 as a result of the sale of CamelBak, which was subject to final settlement during 2016. During the third quarter of 2016, the Company, settled the outstanding working capital adjustments related to CamelBak, resulting in the recognition of additional gain on the sale of business of $0.6 million during the quarter ended September 30, 2016.

Summarized operating results for CamelBak for the previous years through the date of disposition were as follows (in thousands):

(in thousands)	For the period January 1, 2015 through disposition	Year ended December 31, 2014
Net sales	$96,519	$148,675
Gross profit	41,415	62,672
Operating income	14,348	17,913
Income from continuing operations before income taxes	16,607	18,266
Provision for income taxes	5,010	3,144
Income from discontinued operations (1)	$11,597	$15,122

(1) The results for the periods from January 1, 2015 through disposition and the year ended December 31, 2014 exclude $5.4 million and $10.5 million, respectively, of intercompany interest expense.

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

Summarized operating results for American Furniture for the previous years through the date of disposition were as follows (in thousands):

(in thousands)	For the period January 1, 2015 through disposition	Year ended December 31, 2014
Net sales	$122,420	$129,696
Gross profit	11,613	11,817
Operating income	4,126	3,661
Income from continuing operations before income taxes	4,134	3,757
Provision for income taxes	81	28
Income from discontinued operations (1)	$4,053	$3,729

(1) The results for the periods from January 1, 2015 through disposition and the year ended December 31, 2014 exclude $1.5 million, and $2.2 million, respectively, of intercompany interest expense.

Note E — Operating Segment Data
At December 31, 2016, the Company had eight reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products from which each segment derives its revenues is as follows:

•
5.11 is a is a leading provider of purpose-built tactical apparel and gear for law enforcement, firefighters, EMS, and military special operations as well as outdoor and adventure enthusiasts. 5.11 is a brand known for innovation and authenticity, and works directly with end users to create purpose-built apparel and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide.   Headquartered in Irvine, California, 5.11 operates sales offices and distribution centers globally, and 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and on 511tactical.com.

•
Ergobaby, headquartered in Los Angeles, California, is a designer, marketer and distributor of wearable baby carriers and accessories, blankets and swaddlers, nursing pillows, and related products.  Ergobaby primarily sells its Ergobaby and Baby Tula branded products through brick-and-mortar retailers, national chain stores, online retailers, its own websites and distributors and derives approximately 56% of its sales from outside of the United States.

•
Liberty Safe is a designer, manufacturer and marketer of premium home, office and gun safes in North America. From its over 300,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. Liberty is headquartered in Payson, Utah.

•
Manitoba Harvest is a pioneer and leader in the manufacture and distribution of branded, hemp-based food products. Manitoba Harvest’s products, which include Hemp Hearts™, Hemp Heart Bites™, Hemp Heart Bars™, and Hemp protein powders, are currently carried in over 7,000 retail stores across the U.S. and Canada. Manitoba Harvest is headquartered in Winnipeg, Manitoba.

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

•
Clean Earth provides environmental services for a variety of contaminated materials including soils dredged materials, hazardous waste and drill cuttings. Clean Earth analyzes, treats, documents and recycles waste streams generated in multiple end markets such as power, construction, oil and gas, medical, infrastructure, industrial and dredging. Clean Earth is headquartered in Hatsboro, Pennsylvania and operates 18 facilities in the eastern United States.

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

The tabular information that follows shows data for each of the operating segments reconciled to amounts reflected in the consolidated financial statements. The operations of each of the operating segments are included in consolidated operating results as of their date of acquisition. FOX was an operating segment of the Company until July 10, 2014, when FOX was deconsolidated due to the Company's ownership interest falling below 50%. The results of operations of FOX are included in the disaggregated revenue and other financial data presented for the year ending December 31, 2014 for the period from January 1, 2014 through July 10, 2014. Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business. All our operating segments are deemed reporting units for purposes of annual or event-driven goodwill impairment testing, with the exception of Arnold Magnetics which has three reporting units (PMAG, FlexMag and Precision Thin Metals). Segment profit excludes certain charges from the acquisitions of the Company’s initial businesses not pushed down to the segments which are reflected in the Corporate and other line item. There were no significant inter-segment transactions.

A disaggregation of the Company’s consolidated revenue and other financial data for the years ended December 31, 2016, 2015 and 2014 is presented below (in thousands):

	Year ended December 31,
Net sales of operating segments	2016	2015	2014
5.11	$109,792	$—	$—
Ergobaby	103,348	86,506	82,255
FOX	—	—	149,995
Liberty	103,812	101,146	90,149
Manitoba Harvest	59,323	17,423	—
ACI	86,041	87,532	85,918
Arnold Magnetics	108,179	119,994	123,205
Clean Earth	188,997	175,386	68,440
Sterno Products	218,817	139,991	36,713
Total	978,309	727,978	636,675
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—	—
Total consolidated revenues	$978,309	$727,978	$636,675
Geographic Information
International Revenues
Revenues from geographic locations outside the United States were material for the following segments: 5.11 Tactical, Ergobaby, Manitoba Harvest, Arnold and Sterno Products, in each of the periods presented. Revenue attributable to Canada represented approximately 24.0% of total international revenue in 2016 and 14.6% of total international revenue in 2015. Revenue attributable to any other individual foreign country was not material in 2016 or 2015. Revenue attributable to any individual foreign countries was not material in 2014. The international revenues from FOX in 2014 are for the period from January 1, 2014 through July 10, 2014, the date of deconsolidation. There were no significant inter-segment transactions.

	Year ended December 31,
International revenues	2016	2015	2014
5.11	$30,363	$—	$—
Ergobaby	57,431	48,237	46,702
FOX	—	—	79,306
Manitoba Harvest	30,418	8,733	—
Arnold Magnetics	42,019	44,187	55,591
Sterno Products	19,407	3,575	2,137
Total international revenues	$179,638	$104,732	$183,736

Identifiable Assets

The acquisition of Manitoba Harvest in July 2015 and HOCI in December 2015 resulted in identifiable assets located internationally in Canada. In addition, several of the Company's subsidiaries have foreign locations with assets located outside of the United States. At December 31, 2016 and 2015, the Company had $266.0 million and $177.8 million in assets held in foreign locations. Of the amount of assets held in foreign locations at December 31, 2016 and 2015, 74% and 82%, respectively, were located in Canada.

	Year ended December 31,
Profit (loss) of operating segments (1)	2016	2015	2014
5.11 (2)	$(10,153)	$—	$—
Ergobaby	17,151	22,157	18,147
FOX	—	—	17,292
Liberty	13,234	11,858	(2,717)
Manitoba Harvest (3)	321	(6,150)	—
ACI	22,718	24,144	22,455
Arnold Magnetics (4)	(12,921)	7,584	7,095
Clean Earth (5)	7,929	11,013	2,737
Sterno Products (6)	18,799	13,200	(1,810)
Total	57,078	83,806	63,199
Reconciliation of segment profit to consolidated income (loss) from continuing operations before income taxes:
Interest expense, net	(24,651)	(25,924)	(27,060)
Other income (expense), net	(2,919)	(2,323)	(593)
Gain on equity method investment	74,490	4,533	11,029
Corporate and other (7)	(40,780)	(36,100)	228,548
Total consolidated income (loss) from continuing operations before income taxes	$63,218	$23,992	$275,123

(1)	Segment profit (loss) represents operating income (loss).

(2)
The year ended December 31, 2016 includes $2.1 million of acquisition related costs incurred in connection with the acquisition of 5.11, $17.4 million of cost of goods sold expense related to the amortization of the step-up in inventory basis resulting from the purchase price allocation of 5.11, and $1.2 million in integration services fees paid to CGM.

(3)
Results from the year ended December 31, 2015 include $1.1 million of acquisition related costs in connection with the acquisition of Manitoba Harvest, $0.4 million acquisition related costs in connection with Manitoba Harvest's acquisition of HOCI, $3.1 million of cost of goods sold expense related to the amortization of the step-up in inventory basis resulting from the purchase price allocation of Manitoba Harvest, and $0.5 million in integration service fees paid to CGM. The year ended December 31, 2015 includes $0.5 million in integration services fees paid to CGM.

(4)
Operating loss from Arnold Magnetics for the year ended December 31, 2016 includes $16.0 million in goodwill impairment expense related to the PMAG reporting unit. Refer to "Note H - Goodwill and Intangible Assets."

(5)
The year ended December 31, 2014 includes $1.9 million of acquisition related costs incurred in connection with the acquisition of Clean Earth, and $0.6 million in integration service fees paid to CGM. The year ended December 31, 2015 includes $1.9 million in integration service fees paid to CGM.

(6)
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

(7)	Primarily relates to the gain on the deconsolidation of FOX during 2014, and management fees expensed and payable to CGM.

	Accounts Receivable		Identifiable Assets		Depreciation and Amortization
	December 31,		December 31		Year ended December 31,
	2016	2015	2016 (1)	2015 (1)	2016	2015	2014
5.11	49,653	—	$311,560	$—	$23,414	$—	$—
Ergobaby	11,018	8,076	113,814	62,436	7,769	3,475	3,832
FOX	—	—	—	—	—	—	4,785
Liberty	13,077	12,941	26,344	31,395	2,758	3,518	6,250
Manitoba Harvest	6,468	5,512	97,977	88,541	6,403	5,192	—
ACI	6,686	5,946	16,541	17,275	3,476	2,996	4,606
Arnold Magnetics	15,195	15,083	64,209	72,310	9,079	8,766	8,528
Clean Earth	45,619	42,291	193,250	185,087	21,157	20,410	6,605
Sterno Products	38,986	19,508	134,661	121,910	11,549	7,963	4,643
Allowance for doubtful accounts	(5,511)	(3,447)	—	—	—	—	—
Total	181,191	105,910	958,356	578,954	85,605	52,320	39,249
Reconciliation of segment to consolidated totals:
Corporate and other identifiable assets	—	—	145,971	313,929	—	755	501
Assets of discontinued operations	—	—	—	31,595	—	—	—
Amortization of debt issuance costs and original issue discount	—	—	—	—	3,565	2,883	3,125
Total	$181,191	$105,910	$1,104,327	$924,478	$89,170	$55,958	$42,875

(1)	Does not include goodwill balances - refer to "Note H - Goodwill and Other Intangible Assets" for a schedule of goodwill by segment.

Note F — Investment
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

As a result of the deconsolidation of FOX subsequent to the FOX Secondary Offering, the Company recognized a total gain of approximately $264.3 million. The $264.3 million gain on the deconsolidation of FOX was comprised of a gain related to the retained interest in FOX of $188.0 million that was calculated based on the fair value of the Company's retained interest of approximately 41% in FOX less the retained interest in the net assets of FOX as of the date of consolidation, and $76.2 million related to the sold interest in FOX. Subsequent to the sale of the shares in the FOX Secondary Offering, the Company owned approximately 15.1 million shares of FOX common stock. The Company has made an irrevocable election to account for the investment in FOX at fair value, with changes in fair value reported in earnings. The Company elected to apply fair value accounting to these investments because it believes that fair value is the most relevant measurement attribute for these investments.

Investment in FOX
In March 2016, FOX closed on a secondary public offering of 2,500,000 shares of FOX common shares held by the Company. Concurrently with the closing of the March Offering, FOX repurchased 500,000 shares of FOX common stock held by the Company. As a result of the sale of shares through the March Offering and the repurchase of shares by FOX, the Company sold a total of 3,000,000 shares of FOX common stock, with total net proceeds of approximately $47.7 million. Upon completion of the March Offering and repurchase of shares by FOX, the Company's ownership interest in FOX was reduced from approximately 41% to 33%.
In August 2016, FOX closed on a secondary public offering of 4,025,000 shares held by certain FOX shareholders, including the Company. The Company sold a total of 3,500,000 shares of FOX common stock in the August Offering, for total net proceeds of $63.0 million. Upon completion of the August offering, our ownership of FOX decreased from approximately 33% to approximately 23%.
In November 2016, FOX closed on a secondary offering of 3,500,000 shares of FOX common stock held by the Company, for total net proceeds of $71.8 million. Upon completion of the August offering, our ownership of FOX decreased from approximately 23% to approximately 14%.
The Company accounted for its investment in FOX after its ownership interest fell below 50% on July 10, 2014 using the fair value option for equity method investment. The Company uses the equity method of accounting when it has the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. After the offering of FOX shares in November 2016, the Company's ownership interest was reduced to 14.0% and the Company's investment no longer qualified for the equity method of accounting for investments since the Company no longer had the ability to exercise significant influence. Since the Company chose to use the fair value option to account for the FOX investment, changes in the fair value of the investment will continue to be recorded through the consolidated statement of operations.
The sale of a portion of the Company's FOX shares in March 2016, August 2016 and November 2016 qualified as a Sale Event under the Company's LLC Agreement. During the second quarter, the Company's board of directors declared a distribution to the Holders of the Allocation Interests of $8.6 million in connection with the sale of FOX shares in March 2016. The profit allocation payment was made during the quarter ended June 30, 2016. The Company's board of directors declared a distribution to the Holders of the Allocation Interests of $11.6 million in connection with the sale of FOX shares in August 2016. That payment was made, offset by negative profit allocation related to the Sale Event from the Tridien disposition, in the fourth quarter of 2016. The Company's board of directors declared a distribution to the Holders of the Allocation Interests of $13.4 million related to the November 2016 sale of FOX shares in the fourth quarter of 2016. The amount of the distribution was accrued at December 31, 2016 in the line Due to Related Party in the consolidated Balance Sheet, and paid in January 2017.

The following table reflects the year to date activity from our investment in FOX for 2016 and 2015:

	Year ended December 31,
	2016	2015
Balance January 1st	$249,747	$245,214
Proceeds from sale of FOX shares, net - March 2016	(47,685)	—
Proceeds from sale of FOX shares, net - August 2016	(63,000)	—
Proceeds from sale of FOX shares, net - November 2016	(71,785)	—
Mark to market adjustment on investment (1)	74,490	4,533
Balance December 31st	$141,767	$249,747
(1) The mark-to-market adjustment is the result of the fair value changes of the FOX investment during the year.

The Company evaluates its equity method investment to determine if it is significant as defined in the regulation promulgated by the United States Securities and Exchange Commission.  As of and for the years ended December 31, 2015 and 2014, the investment in FOX did not meet the significance criteria.  As such, the Company was not required to present separate financial statements for FOX.  As of November 16, 2016, the date that the Company’s ownership interest in FOX was reduced to 14%, and the Company ceased accounting for FOX as an equity method investment, the investment did meet the significance criteria and the Company has incorporated by reference into the Company’s Form 10-K for the year ending December 31, 2016, the financial statements of FOX as of December 30, 2016 and December 31, 2015, which includes the consolidated balance sheets of FOX as of December 30, 2016 and December 31, 2015, and the consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of FOX for each of the three years in the period ended December 30, 2016.

The following table summarizes FOX's results of operations that are included in the Company's consolidated results of operations for the period from January 1, 2014 through July 10, 2014, the date of deconsolidation (in thousands):

Year ended December 31,
2014
Net revenue	$149,995
Gross profit	46,294
Operating income	17,294
Net income	$15,047
Arnold Magnetics Joint Venture
Arnold Magnetics is a 50% partner in a China rare earth mine-to-magnet joint venture. Arnold Magnetics accounts for its activity in the joint venture utilizing the equity method of accounting. Gains and losses from the joint venture were not material for the years ended December 31, 2016, 2015 and 2014.

Note G - Property, Plant, Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following (in thousands):

	December 31, 2016	December 31, 2015
Machinery and equipment	$155,591	$126,850
Office furniture, computers and software	13,737	8,771
Leasehold improvements	14,156	7,582
Construction in process	8,308	1,612
Buildings and land	35,392	30,244
	227,184	175,059
Less: accumulated depreciation	(84,814)	(59,111)
Total	$142,370	$115,948
Depreciation expense was approximately $26.9 million, $21.2 million and $14.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Inventory
Inventory is comprised of the following (in thousands):

	December 31, 2016	December 31, 2015
Raw materials and supplies	$29,708	$23,604
Work-in-process	8,281	8,763
Finished goods	182,886	31,196
Less: obsolescence reserve	(7,891)	(3,658)
Total	$212,984	$59,905

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
2016 Interim goodwill impairment testing
Arnold
As a result of decreases in forecasted revenue, operating income and cash flows at Arnold, as well as a shortfall in revenue and operating income during the latter half of 2016 as compared to budgeted amounts, the Company determined that it was necessary to perform interim goodwill impairment testing on each of the three reporting units at Arnold. The Company performed the first step ("Step 1") of the goodwill impairment assessment at December 31, 2016. In Step 1 of the goodwill impairment test, the Company compared the fair value of the reporting units to the carrying amount. Based on the results of the valuation, the fair value of the FlexMag and PTM reporting units exceeded the carrying amount, therefore no additional goodwill testing was required. The results of the Step 1 test for the PMAG unit indicated a potential impairment of goodwill and the Company performed the second step of goodwill impairment testing (Step 2) to determine the amount of impairment of the PMAG reporting unit.
In the first test of goodwill impairment testing, we compare the fair value of each reporting unit to its carrying amount. For purposes of the Step 1 for the Arnold reporting units, we estimated the fair value of the reporting unit using an income approach, whereby we estimate the fair value of a reporting unit based on the present value of future cash flows. Cash flow projections are based on Management's estimate of revenue growth rates and operating margins and take into consideration industry and market conditions as well as company and reporting unit specific economic factors. The discount rate used is based on the weighted average cost of capital adjusted for the relevant risk associated with the business specific characteristics and the uncertainty associated with the reporting unit's ability to execute on the projected cash flows. For the step 1 quantitative impairment testing for Arnold's reporting units, we used only an income approach because we determined that the guideline public company comparables for PMAG, FlexMag and PTM were not representative of these reporting three reporting units. In the income approach, we used a weighted average cost of capital of 12.5% for PMAG, 12.0% for Flexmag and 13% for PTM.
The Step 2 goodwill impairment test of the PMAG reporting unit has not been completed. The Company has estimated a range of impairment loss of $14 million to $19 million based on the value of the total invested capital of the PMAG unit as well as the results of the Step 1 testing of the fair value of PMAG. The Company recorded an estimated impairment loss for PMAG of $16 million at December 31, 2016. The Step 2 test for PMAG is expected to be completed during the first quarter of 2017 and the Company will record any necessary adjustments to the impairment loss estimate based on the results of the final testing.
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
2016 Indefinite Lived Intangible Asset Impairment Testing

The Company uses a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. The Company evaluated the qualitative factors of each reporting unit that maintains indefinite lived intangible assets in connection with the annual impairment testing for 2016. Our indefinite-lived intangible assets consist of trade names with a carrying value of approximately $72.2 million at December 31, 2016. The results of the qualitative analysis of our indefinite lived intangible assets, which we completed during the quarter ended June 30, 2016, indicated that the fair value of the indefinite lived intangible assets exceeded their carrying value.

2015 Annual goodwill impairment testing
The Company used a qualitative approach to test goodwill for impairment for the 2015 annual impairment test. At March 31, 2015, we determined that Liberty and two of the three reporting units at Arnold, PMAG and Flexmag , required further quantitative testing (step 1) because we could not conclude that the fair value of the reporting units exceeds their carrying value based on qualitative factors alone. For the reporting units that were tested qualitatively, the results of the qualitative analysis indicated that the fair value of those reporting units exceeded their carrying value.

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

Long lived assets
Orbit Baby
During the second quarter of 2016, Ergobaby's board of directors approved a plan to dispose of the Orbit Baby product line. Ergobaby determined at the time the plan was approved that the carrying value of the long lived assets associated with the Orbit Baby product line was not recoverable, and therefore, Ergobaby recorded a loss on disposal of assets of $5.9 million related to the write off of the long-lived assets of Orbit Baby. The loss is comprised of the write-off of intangible assets of $5.5 million, property, plant and equipment of $0.4 million. Ergobaby received approximately $1.0 million during the fourth quarter of 2016 related to the sale of certain assets of the Orbit Baby product line, which reduced the loss on disposal.

Clean Earth
Clean Earth recognized a loss on disposal of assets of $3.3 million during the fourth quarter of 2016 related to the closure of the Clean Earth’s Williamsport, Pennsylvania site which processed drill cuttings. The loss was comprised of intangible assets specific to the Williamsport location ($1.9 million), as well as equipment ($1.4 million) that could not be repurposed to other sites at the time of the closing of the facility.
The following is a summary of the net carrying amount of goodwill at December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Goodwill - gross carrying amount	$507,637	$390,655
Accumulated impairment losses	(16,000)	—
Goodwill - net carrying amount	$491,637	$390,655

A reconciliation of the change in the carrying value of goodwill for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	Corporate (1)	5.11	Ergobaby	Liberty	Manitoba Harvest	ACI	Arnold (2)	Clean Earth	Sterno	Total
Balance at January 1, 2015	$8,649	$—	$41,664	$32,828	$—	$57,615	$51,767	$110,633	$33,716	$336,872
Acquisition of businesses (3)	—	—	—	—	55,805	404	—	—	—	56,209
Purchase accounting adjustments	—	—	—	—	—	—	—	706	—	706
Foreign currency translation	—	—	—	—	(3,132)	—	—	—	—	(3,132)
Balance as of December 31, 2015	8,649	—	41,664	32,828	52,673	58,019	51,767	111,339	33,716	390,655
Acquisition of businesses (4)	—	92,966	19,367	—	—	—	—	6,885	6,266	125,484
Purchase accounting adjustments	—	—		—	(10,579)	—	—	—	—	(10,579)
Impairment loss	—	—	—	—	—	—	(16,000)	—	—	(16,000)
Foreign currency translation	—	—		—	2,077	—	—	—	—	2,077
Balance as of December 31, 2016	$8,649	$92,966	$61,031	$32,828	$44,171	$58,019	$35,767	$118,224	$39,982	$491,637

(1)	Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the ACI segment. This amount is allocated back to the ACI segment for purposes of goodwill impairment testing.

(2)	Arnold Magnetics has three reporting units PMAG, FlexMag and Precision Thin Metals with goodwill balances of $24.4 million, $4.8 million and $6.5 million, respectively.

(3)
Acquisition of businesses during the year ended December 31, 2015 includes both the acquisition of Manitoba Harvest in July 2015 ($37.9 million) and the Manitoba Harvest add-on acquisition of HOCI in December 2015 ($17.9 million). The amount allocated to goodwill for HOCI was finalized during 2016.

(4)
Acquisition of businesses during the year ended December 31, 2016 includes the acquisition of 5.11 by the Company in August 2016, and the add-on acquisitions of NII by Sterno, Phoenix Soil and EWS by Clean Earth and Baby Tula by Ergobaby.

Approximately $103.0 million of goodwill is deductible for income tax purposes at December 31, 2016.

Other intangible assets subject to amortization are comprised of the following (in thousands):

	December 31, 2016	December 31, 2015	Weighted Average Useful Lives
Customer relationships	$304,751	$212,454	13
Technology and patents	44,710	38,230	9
Trade names, subject to amortization	128,675	25,003	15
Licensing and non-compete agreements	7,845	6,024	4
Permits and airspace (1)	113,295	98,673	13
Distributor relations and other	606	606	5
	599,882	380,990
Accumulated amortization:
Customer relationships	(79,607)	(62,679)
Technology and patents	(18,290)	(16,481)
Trade names, subject to amortization	(6,833)	(4,639)
Licensing and non-compete agreements	(5,987)	(5,913)
Permits and airspace	(21,531)	(12,313)
Distributor relations and other	(606)	(606)
Total accumulated amortization	(132,854)	(102,631)
Trade names, not subject to amortization	72,183	72,328
Total intangibles, net	$539,211	$350,687
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
Estimated charges to amortization expense of intangible assets over the next five years, is as follows, (in thousands):

2017	$40,808
2018	39,420
2019	38,130
2020	37,644
2021	37,641
$193,643
The Company’s amortization expense of intangible assets for the years ended December 31, 2016, 2015 and 2014 totaled $35.1 million, $28.8 million and $23.1 million, and respectively.

Note I — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2016 and 2015 (in thousands):

	Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3
Assets:
investment - FOX	$141,767	$141,767	$—	$—
Liabilities:
Put option of noncontrolling shareholders (1)	(180)	—	—	(180)
Contingent consideration - acquisitions (2)	(4,830)	—	—	(4,830)
Interest rate swap	(10,719)	—	(10,719)	—
Total recorded at fair value	$126,038	$141,767	$(10,719)	$(5,010)

	Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Equity method investment - FOX	$249,747	$249,747	$—	$—
Liabilities:
Put option of noncontrolling shareholders (3)	(50)	—	—	(50)
Interest rate swap	(13,483)	—	(13,483)	—
Total recorded at fair value	$236,214	$249,747	$(13,483)	$(50)

(1)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition in 2010 and the 5.11 acquisition in 2016.

(2)	Represents potential earn-outs payable as additional purchase price consideration by Sterno in connection with the acquisition of NII and Ergobaby in connection with the acquisition of Baby Tula.

(3)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition.
A reconciliation of the change in the carrying value of the Company’s Level 3 fair value measurements for the year ended December 31, 2016 and 2015 is as follows (in thousands):

	2016	2015
Balance at January 1st	$(50)	$(50)
Contingent consideration - NII	(1,500)	—
Contingent consideration - Baby Tula	(3,780)	—
Put option issued to noncontrolling shareholder - 5.11	(50)	—
Payment of contingent consideration - NII	450	—
Increase in the fair value of put option of noncontrolling shareholders - Liberty	(80)	—
Balance at December 31st	$(5,010)	$(50)
Valuation Techniques
Investment in FOX
The investment in FOX is measured at fair value using the closing price of FOX's shares on the NASDAQ stock exchange as of the last business day in the reporting period. Since the FOX shares are traded on a public stock exchange, the fair value measurement is categorized as Level I.
Options of noncontrolling shareholders:
The put options of noncontrolling shareholders were determined based on inputs that were not readily available in public markets or able to be derived from information available in publicly quoted markets. As such, the Company categorized the put options of the noncontrolling shareholders as Level 3. The primary inputs associated with this valuation are earnings before interest, taxes amortization and depreciation times a multiple established in the shareholder put option agreement, which is used to determine a per share equity value for the shares that can be put back to the Company. The per share equity value of the Liberty put option is discounted for liquidity and marketability, as well as a the probability of a triggering event. An increase or decrease in these primary inputs would not have a material impact on the determination of the fair value of these put options. As a result of the Liberty recapitalization (refer to "Note O - Noncontrolling Interest" for a description of the transaction), the number of shares that can be put back to the Company by the noncontrolling shareholders increased, resulting in an increase in the fair value of the put option.
Interest rate swap:
The Company’s derivative instruments at December 31, 2016 consisted of over-the-counter interest rate swap contracts which are not traded on a public exchange. The fair value of the Company’s interest rate swap contracts were determined based on inputs that were readily available in public markets or could be derived from information available in publicly quoted markets. As such, the Company categorized the swaps as Level 2. Changes in the fair value of the interest rate swap liability during the year ended December 31, 2016 were expensed to interest expense on the consolidated statement of operations. Refer to "Note K - Derivative Instruments and Hedging Activities".
Contingent Consideration:
Sterno Products entered into a contingent consideration arrangement associated with the purchase of NII in January 2016. The earnout provision provides for payments up to $1.8 million over a two year period subsequent to acquisition. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is the performance target defined and measured to determine the earnout payment due, if any, after each defined measurement period. The contingent consideration was valued at $1.5 million using probability weighted models. During the quarter ended September 30, 2016, Sterno paid $0.5 million of the contingent consideration. At December 31, 2016, Sterno determined that it was more likely than not that the full amount of the contingent consideration would be paid out, and recorded an additional $0.4 million in earnout, which was recorded though the statement of operations.
In connection with the acquisition of Baby Tula in May 2016, Ergobaby entered into a contingent consideration arrangement with the sellers. The earnout provision provides for additional consideration of $8.2 million if the gross profit for Baby Tula for the 2017 fiscal year exceeds a specified level. No earnout amount will be paid if the specified gross profit level is not met. Ergobaby valued the contingent consideration at a fair value of $3.8 million using a probability weighted option pricing model. At December 31, 2016, Ergobaby determined that the fair value of the liability was appropriate.
2014 Term Loan and 2016 Incremental Term Loan
At December 31, 2016, the carrying value of the principal under the Company's outstanding 2014 Term Loan, including the current portion, was $565.7 million, which approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company's net leverage ratio. The estimated fair value of the outstanding 2014 Term Loan is classified as Level 2 in the fair value hierarchy.

Nonrecurring Fair Value Measurements
The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2016 (in thousands). Refer to "Note H – Goodwill and Intangibles", for a description of the valuation techniques used to determine fair value of the assets measured on a non-recurring basis in the table below. There were no assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2015 or 2014.

					Expense
	Fair Value Measurements at December 31, 2016				Year ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	December 31, 2016
Goodwill - Arnold	$35,767	$—	$—	$35,767	$16,000
Property, plant and equipment (1)	$—	$—	$—	$—	$1,824
Tradename (1)	$—	$—	$—	$—	$317
Technology (1)	$—	$—	$—	$—	$3,460
Customer relationships (1)	$—	$—	$—	$—	$2,426
Permits (1)	$—	$—	$—	$—	$1,177

(1) Represents the fair value of the respective assets at the Orbit Baby product line, and the Clean Earth Williamsport site. Refer to "Note H - Goodwill and Other Intangible Assets" for further discussion regarding the impairment and valuation techniques applied.

Note J – Debt

2014 Credit Agreement

On June 6, 2014, the Company obtained a $725 million credit facility from a group of lenders (the “2014 Credit Facility”) led by Bank of America N.A. as Administrative Agent. The 2014 Credit Facility provides for (i) a revolving credit facility of $400 million (the “2014 Revolving Credit Facility”) and (ii) a $325 million term loan (the “2014 Term Loan Facility”). The 2014 Credit Facility permits the Company to increase the 2014 Revolving Credit Facility commitment and/ or obtain additional term loans in an aggregate of up to $200 million. The 2014 Credit Agreement is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries. The 2014 Credit Facility was amended in June 2015, primarily to allow for intercompany loans to, and the acquisition of, Canadian-based companies on an unsecured basis, and to modify provisions that would allow for early termination of a "Leverage Increase Period," thereby providing additional flexibility as to the timing of subsequent acquisitions. On August 15, 2016, the Company amended the 2014 Credit Facility to, among other things, increase the aggregate amount of the 2014 Credit Facility by $400 million. On August 31, 2016, the Company entered into an Incremental Facility Amendment to the 2014 Credit Agreement (the "Incremental Facility Amendment"). The Incremental Facility Amendment provided for an increase to the 2014 Revolving Credit Facility of $150 million, and the 2016 Incremental Term Loan, in the amount of $250 million. As a result of the Incremental Facility Amendment, the 2014 Credit Facility currently provides for (i) a revolving credit facility of $550 million (as amended from time to time, the "2014 Revolving Credit Facility"), (ii) a $325 million term loan (the "2014 Term Loan Facility"), and (iii) a $250 million incremental term loan "the "2016 Incremental Term Loan").

2014 Revolving Credit Facility

The 2014 Revolving Credit Facility will become due in June 2019. The Company can borrow, prepay and re-borrow principal under the 2014 Revolving Credit Facility from time to time during its term. Advances under the 2014 Revolving Credit Facility can be either LIBOR rate loans or base rate loans. LIBOR rate revolving loans bear interest at a rate per annum equal to the London Interbank Offered Rate (the “LIBOR Rate”) plus a margin ranging from 2.00% to 2.75% based on the ratio of consolidated net indebtedness to adjusted consolidated earnings before interest expense, tax expense and depreciation and amortization expenses (the “Consolidated Leverage Ratio”). Base rate revolving loans bear interest at a fluctuating rate per annum equal to the greatest of (i) the prime rate of interest, or (ii) the Federal Funds Rate plus 0.5% (the “Base Rate”), plus a margin ranging from 1.00% to 1.75% based upon the Consolidated Leverage Ratio.

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

Debt Issuance Costs
Deferred debt issuance costs represent the costs associated with the entering into the 2014 Credit Facility as well as the issuance costs associated with the August 2016 Incremental Facility Amendment and are amortized over the term of the related debt instrument. Since the Company can borrow, repay and re-borrow principal under the 2014 Revolving Credit Facility, the debt issuance costs associated with this facility have been classified as other non-current assets in the accompanying consolidated balance sheet. The debt issuance costs associated with the 2014 Term Loan and 2016 Incremental Term Loan are classified as a reduction of long-term debt in the accompanying consolidated balance sheet.

The Company paid debt issuance costs of $7.3 million in connection with the 2014 Credit Facility (of which $0.2 million was expensed as debt modification and extinguishment costs and $7.1 million is being amortized over the term of the related debt in the 2014 Credit Facility) and recorded additional debt modification and extinguishment costs of $2.1 million to write-off previously capitalized debt issuance costs associated with the Company's prior credit facility. The Company paid $6.0 million in debt issuance costs in connection with the 2016 Incremental Facility Amendment.

The following table summarizes debt issuance costs at December 31, 2016 and December 31, 2015, and the balance sheet classification in each of the periods presents (in thousands):

	December 31, 2016	December 31, 2015
Deferred debt issuance costs	$18,960	$12,974
Accumulated amortization	(6,248)	(3,508)
Deferred debt issuance costs, net	$12,712	$9,466

Balance sheet classification:
Other noncurrent assets	$4,698	$4,863
Long-term debt	8,014	4,603
	$12,712	$9,466

Covenants
The Company is subject to certain customary affirmative and restrictive covenants arising under the 2014 Credit Facility. The following table reflects required and actual financial ratios as of December 31, 2015 included as part of the affirmative covenants in the 2014 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	4.24:1.00
Total Debt to EBITDA Ratio	less than or equal to 4:25:1.0	2.88:1.00
A breach of any of these covenants will be an event of default under the 2014 Credit Facility. Upon the occurrence of an event of default under the 2014 Credit Facility, the 2014 Revolving Credit Facility may be terminated, the 2014 Term Loan Facility and all outstanding loans and other obligations under the 2014 Credit Facility may become immediately due and payable and any letters of credit then outstanding may be required to be cash collateralized, and the Agent and the Lenders may exercise any rights or remedies available to them under the 2014 Credit Facility. Any such event would materially impair the Company’s ability to conduct its business. As of December 31, 2016, the Company was in compliance with all covenants as defined in the 2014 Credit Agreement.
Letters of credit
The 2014 Credit Facility allows for letters of credit in an aggregate face amount of up to $100.0 million. Letters of credit outstanding at December 31, 2016 totaled $4.2 million and at December 31, 2015 totaled $4.2 million. Letter of credit fees recorded to interest expense was $0.1 million in each of the years ended December 31, 2016, 2015 and 2014.
Interest hedge
The Company entered into an interest rate swap on $220 million of outstanding debt for a period from April 2016 through June 2021 in connection with the term of our 2014 Term Loan. Refer to "Note K - Derivative Instruments and Hedging Activities" for further information on the interest rate derivatives entered into as part of the Term Loan Facility.

The following table provides the Company’s debt holdings at December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016	December 31, 2015
Revolving Credit Facility	$4,400	$—
Term Loan Facility	565,658	320,125
Original issue discount (1)	(4,706)	(3,633)
Deferred financing costs - term debt	(8,015)	(4,603)
Total debt	$557,337	$311,889
Less: Current portion, term loan facilities	(5,685)	(3,250)
Long term debt	$551,652	$308,639

(1)
The Company recorded $4.6 million in original issue discount upon issuance of the 2014 Term Loan Facility in June 2014 and $1.9 million in original issue discount upon issuance of the 2016 Incremental Term Loan. This discount is being amortized over the life of the 2014 Term Loan Facility and 2016 Incremental Term Loan.

Annual maturities of the Company's debt obligations under the 2014 Credit Facility are as follows (in thousands):

2017	$5,685
2018	5,685
2019	10,085
2020	5,685
2021	538,212
$565,352
The following details the components of interest expense in each of the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year ended December 31,
	2016	2015	2014
Interest on credit facilities	$19,861	$17,590	$16,392
Unused fee on Revolving Credit Facility	1,947	1,612	1,914
Amortization of original issue discount	802	671	882
Unrealized losses on interest rate derivatives	1,539	5,662	7,709
Letter of credit fees	108	121	62
Other	415	286	138
Interest expense	$24,672	$25,942	$27,097
Average daily balance of debt outstanding	$477,656	$443,348	$379,034
Effective interest rate	5.2%	5.9%	7.2%

Note K — Derivative Instruments and Hedging Activities
Interest Rate Swaps
On September 16, 2014, the Company purchased an interest rate swap ("New Swap") with a notional amount of $220 million. The New Swap is effective April 1, 2016 through June 6, 2021, the termination date of our 2014 Term Loan. The interest rate swap agreement requires the Company to pay interest rates on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At December 31, 2016 and 2015, the New Swap had a fair value loss of $10.7 million and $13.0 million, respectively, principally reflecting the present value of future payments and receipts under the agreement.
In October 2011, the Company purchased a three-year interest rate swap (the "Swap") with a notional amount of $200 million effective January 1, 2011 through March 31, 2016. The interest rate swap agreement required the Company to pay interest on the notional amount at the rate of 2.49% in exchange for the three-month LIBOR rate, with a floor of 1.5%. At December 31, 2015, this Swap had a fair value loss of $0.5 million. A final payment under the Swap of $0.5 million was made on March 31, 2016 when the Swap contract ended.
The following table reflects the classification of the Company's Interest Rate Swaps on the Consolidated Balance Sheets at December 31, 2016 and 2015 (in thousands):

	Year ended December 31,
	2016	2015
Other current liabilities	$4,010	$3,914
Other non-current liabilities	6,709	9,569
Total fair value	$10,719	$13,483
The Company did not elect hedge accounting for the above derivative transaction associated with the Credit Facility and changes in fair value are included in interest expense on the consolidated statement of operations.
Foreign Currency Contracts
The Company's Arnold operating segment from time to time will use forward contracts and options to hedge the value of the Eurodollar against the Swiss Franc or the British Pound Sterling. Mark-to-market gains and losses on these instruments were not material to the consolidated results during each of the years ended December 31, 2016, 2015 or 2014. At December 31, 2016 and 2015, these contracts had notional values of €0.8 million and €1.6 million, respectively, and maturity dates within three months of year-end.

Note L — Income Taxes
Compass Diversified Holdings and Compass Group Diversified Holdings LLC are classified as partnerships for U.S. Federal income tax purposes and are not subject to income taxes. Each of the Company’s majority owned subsidiaries are subject to Federal and state income taxes.
Components of the Company's pretax income (loss) before taxes are as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Income Before Income Taxes
Domestic (including U.S. exports)	$63,783	$29,432	$267,796
Foreign subsidiaries	(564)	(5,440)	7,327
	$63,219	$23,992	$275,123
Components of the Company’s income tax provision (benefit) are as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Current taxes
Federal	$12,994	$16,079	$16,821
State	2,486	2,567	(2,728)
Foreign	3,857	688	1,008
Total current taxes	19,337	19,334	15,101
Deferred taxes:
Federal	(5,816)	(764)	(8,238)
State	(1,357)	70	(1,394)
Foreign	(2,695)	(3,639)	(423)
Total deferred taxes	(9,868)	(4,333)	(10,055)
Total tax provision	$9,469	$15,001	$5,046

The tax effects of temporary differences that have resulted in the creation of deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Tax credits	$11,485	$60
Accounts receivable and allowances	1,032	661
Net operating loss carryforwards	28,896	6,254
Accrued expenses	7,324	5,927
Other	3,966	3,243
Total deferred tax assets	$52,703	$16,145
Valuation allowance (1)	(7,256)	(1,308)
Net deferred tax assets	$45,447	$14,837
Deferred tax liabilities:
Intangible assets	$(120,645)	$(92,083)
Property and equipment	(19,810)	(17,750)
Repatriation of foreign earnings	(8,973)	—
Prepaid and other expenses	(6,857)	(1,723)
Total deferred tax liabilities	$(156,285)	$(111,556)
Total net deferred tax liability	$(110,838)	$(96,719)

(1)	Primarily relates to the 5.11 and Arnold operating segments.
For the years ending December 31, 2016 and 2015, the Company recognized approximately $156.3 million and $111.6 million, respectively in deferred tax liabilities. A significant portion of the balance in deferred tax liabilities reflects temporary differences in the basis of property and equipment and intangible assets related to the Company’s purchase accounting adjustments in connection with the acquisition of certain of its businesses. For financial accounting purposes the Company has recognized a significant increase in the fair values of the intangible assets and property and equipment in certain of the businesses it acquired. For income tax purposes the existing, pre-acquisition tax basis of the intangible assets and property and equipment is utilized. In order to reflect the increase in the financial accounting basis over the existing tax basis, a deferred tax liability was recorded. This liability will decrease in future periods as these temporary differences reverse but may be replaced by deferred tax liabilities generated as a result of future acquisitions.
A valuation allowance relating to the realization of foreign tax credits and net operating losses of $7.3 million was provided at December 31, 2016 and $1.3 million was provided at December 31, 2015. A valuation allowance is provided whenever it is more likely than not that some or all of deferred assets recorded may not be realized.

The reconciliation between the Federal Statutory Rate and the effective income tax rate for 2016, 2015 and 2014 are as follows:

	Year ended December 31,
	2016	2015	2014
United States Federal Statutory Rate	35.0%	35.0%	35.0%
State income taxes (net of Federal benefits)	0.6	6.5	(1.0)
Foreign income taxes	1.5	1.2	(0.3)
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	3.6	29.1	2.3
Effect of (gain) loss on equity method investment	(41.2)	(6.6)	(1.4)
Effect of deconsolidation of subsidiary (2)	—	—	(33.6)
Impact of subsidiary employee stock options	1.3	1.3	—
Domestic production activities deduction	(0.9)	(3.2)	(0.3)
Non-deductible acquisition costs	1.9	—	0.1
Effect of undistributed foreign earnings (3)	4.2	—	—
Non-recognition of NOL carryforwards at subsidiaries	3.6	(6.1)	0.5
Other	5.4	5.3	0.5
Effective income tax rate	15.0%	62.5%	1.8%

(1)	The effective income tax rate for each of the years presented includes losses at the Company’s parent, which is taxed as a partnership.

(2)	The effective income tax rate for the year ended December 31, 2014 includes a significant gain at the Company's parent related to the deconsolidation of FOX in July 2014.

(3)
During the quarter ended September 30, 2016, management changed the previously asserted position that Arnold planned to permanently reinvest foreign earnings of controlled foreign corporations. The principal reason for changing our position is management's plan to repatriate excess foreign cash at Arnold to pay down intercompany debt at the Company.

A reconciliation of the amount of unrecognized tax benefits for 2016, 2015 and 2014 are as follows (in thousands):

Balance at January 1, 2014	$7,960
Additions for current years’ tax positions	19
Additions for prior years’ tax positions	141
Reductions for prior years’ tax positions (1)	(7,620)
Reductions for settlements	—
Reductions for expiration of statute of limitations	(67)
Balance at December 31, 2014	$433
Additions for current years’ tax positions	73
Additions for prior years’ tax positions	—
Reductions for prior years’ tax positions	(15)
Reductions for settlements	—
Reductions for expiration of statute of limitations	(102)
Balance at December 31, 2015	$389
Additions for current years’ tax positions	64
Additions for prior years’ tax positions (2)	10,150
Reductions for prior years’ tax positions	(16)
Reductions for settlements	—
Reductions for expiration of statute of limitations	(87)
Balance at December 31, 2016	$10,500
(1) $7.6 million of the reduction for prior year tax positions relates to the deconsolidation of FOX in July 2014.
(2) The increase in prior year tax positions during the year ended December 31, 2016 relates to an unrecognized tax benefit at the Company's 5.11 business, which was acquired in September 2016.

Included in the unrecognized tax benefits at December 31, 2016 and 2015 is $10.4 million and $0.2 million, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate. The Company accrues interest and penalties related to uncertain tax positions. The amounts accrued at December 31, 2016, 2015 and 2014 are not material to the Company. Such amounts are included in the provision (benefit) for income taxes in the accompanying consolidated statements of operations. The change in the unrecognized tax benefit during 2016 resulted from the acquisition of 5.11. The change in the unrecognized tax benefit during 2015 was not material. The change in 2014 in the unrecognized tax benefits resulted from the deconsolidation of FOX. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, we do not expect the change to have a significant impact on the consolidated results of operations or financial position.
Each of the Company’s businesses file U.S. Federal, state and foreign income tax returns in multiple jurisdictions with varying statutes of limitations. The 2012 through 2016 tax years generally remain subject to examinations by the taxing authorities.

Note M – Defined Benefit Plan
In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets at December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Change in benefit obligation:
Benefit obligation, beginning of year	$13,392	$14,712
Service cost	409	578
Interest cost	130	167
Actuarial (gain)/loss	817	143
Employee contributions and transfer	—	(497)
Plan amendment	315	(107)
Benefits paid	(810)	(1,579)
Foreign currency translation	(449)	(25)
Benefit obligation	13,804	13,392
Change in plan assets:
Fair value of assets, beginning of period	$10,897	$11,408
Actual return on plan assets	122	310
Company contribution	390	427
Employee contributions and transfer	315	350
Benefits paid	(810)	(1,579)
Foreign currency translation	(365)	(19)
Fair value of assets	10,549	10,897
Funded status	$(3,255)	$(2,495)
The unfunded liability of $3.3 million and $2.5 million at December 31, 2016 and 2015, respectively, is recognized in the consolidated balance sheet within other non-current liabilities. Net periodic benefit cost consists of the following (in thousands):

	Year ended December 31,
	2016	2015	2014
Service cost	$409	$578	$425
Interest cost	130	167	271
Expected return on plan assets	15	310	(468)
Net periodic benefit cost	$554	$1,055	$228

Assumptions used to determine the benefit obligations and components of the net periodic benefit cost at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Discount rate	0.65%	1.00%
Expected return on plan assets	1.40%	1.40%
Rate of compensation increase	1.00%	1.00%
The Company considers the historical level of long-term returns and the current level of expected long-term returns for the plan assets, as well as the current and expected allocation of assets when developing its expected long-term rate of return on assets assumption. The assumptions used for the plan are based upon customary rates and practices for the location of the Company.
The Company, for 2017, will be contributing per the terms of the agreement, and the expected contribution to the plan will total approximately $0.7 million.
The following presents the benefit payments which are expected to be paid for the plan in each year indicated (in thousands):

2017	$676
2018	502
2019	873
2020	1,132
2021	645
Thereafter	3,140
$6,968
Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and providing adequate liquidity to meet immediate and future benefit payment requirements.
The assets of the plan are reinsured in their entirety with Swiss Life Ltd. (“Swiss Life”) within the framework of the corresponding contracts with Swiss Life Collective BVG Foundation and Swiss Life Complementary Foundation. The assets are guaranteed by the insurance company and pooled with the assets of other participating employers. The allocation of pension plan assets by category in Swiss Life’s group life portfolio is as follows at December 31, 2016:

Certificates of deposit and cash and cash equivalents	68%
Fixed income bonds and securities	7%
Private equity and hedge funds	1%
Real estate	15%
Equity and other investments	9%
100%
The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at December 31, 2016 and 2015 were considered Level 3.

Note N — Stockholder’s Equity
Trust Common Shares
The Trust is authorized to issue 500,000,000 Trust common shares and the Company is authorized to issue a corresponding number of LLC interests. The Company will, at all times, have the identical number of LLC interests outstanding as Trust shares. Each Trust share represents an undivided beneficial interest in the Trust, and each Trust share is entitled to one vote per share on any matter with respect to which members of the Company are entitled to vote.

Trust Preferred Shares
Pursuant to the Trust agreement, the Trust is authorized to issue up to 50,000,000 Trust preferred shares and the Company is authorized to issue a corresponding number of Trust Interests. As of December 31, 2016, the trust had no preferred shares outstanding.
Secondary Offering
In December 2016, the Company completed an offering of 5,600,000 Trust common shares at an offering price of $18.65 per share. The net proceeds to the Company, after deducting the underwriter's discount and offering costs, totaled approximately $99.4 million.
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
The following is a summary of the profit allocation payments made to the Allocation Interest Holders during each of the year ended December 31, 2016, 2015 and 2014:
Year ended December 31, 2016

•	$8.6 million paid in the second quarter as a result of a Sale Event related to the sale of FOX shares in March 2016 (refer to "Note F - Investment");

•
$8.2 million paid in the third quarter as a result of the five year ownership holding period of our ACI business. The payment is in respect of its positive contribution-based profit during the five years ended June 30, 2016;

•
$7.0 million paid in the fourth quarter as a result of a Sale Event related to the sale of FOX shares in August 2016 (refer to "Note F - Investment") and the sale of Tridien in September 2016 (refer to "Note D - Discontinued Operations"). Under the terms of the Company's LLC Agreement, the Company offset the profit allocation distribution resulting from the FOX Sale Event by the negative profit allocation amount from the Tridien Sale Event, resulting in a net distribution to the Allocation Member;

Year ended December 31, 2015

•
$14.6 million paid in the fourth quarter as a result of a Sale Event related to the sale of CamelBak in August 2015 and the sale of Tridien in October 2015 (refer to "Note D - Discontinued Operations"). Under the terms of the Company's LLC Agreement, the Company offset the profit allocation distribution resulting from the CamelBak Sale Event by the negative profit allocation amount related to the American Furniture Sale Event, resulting in a net distribution to the Allocation Member.

•
$3.1 million paid in the fourth quarter as a result of a Holding Event for our five year ownership holding period of our Ergobaby business. The payment is in respect of its positive contribution-based profit since our acquisition in September of 2010.

Year ended December 31, 2014

•	$11.9 million paid in the third quarter of 2014 as a result of a Sale Event related to the Sale of FOX shares in September 2014.

In the fourth quarter of 2016, the Company's board of directors declared a profit allocation payment to the Allocation Interest Holders of $13.4 million as a result of a Sale Event related to the Sale of FOX shares in November 2016. This amount has been recorded as "Due to related parties" in the accompanying balance sheet at December 31, 2016, and will be paid in the first quarter of 2017.
Earnings per share
Basic and diluted earnings per share for the fiscal year ended December 31, 2016, 2015 and 2014 is calculated as follows:

	2016	2015	2014
Income (loss) from continuing operations attributable to Holdings	$51,788	$3,858	$258,416
Less: Profit Allocation paid to Holders	23,779	17,731	11,870
Less: Effect of contribution based profit—Holding Event	2,862	2,804	2,259
Income (loss) from Holdings attributable to Trust common shares	$25,147	$(16,677)	$244,287

Income from discontinued operations attributable to Holdings	$2,898	$157,980	$20,419
Less: Effect of contribution based profit	—	—	546
Income from discontinued operations attributable to Trust common shares	$2,898	$157,980	$19,873

Basic and diluted weighted average shares outstanding	54,591	54,300	49,089

Basic and fully diluted income (loss) per share attributable to Holdings
Continuing operations	$0.46	$(0.30)	$4.98
Discontinued operations	$0.05	$2.91	$0.40
	$0.51	$2.61	$5.38
Distributions
During the year ended December 31, 2016, the Company paid the following distributions:

•	On January 28, 2016, the Company paid a distribution of $0.36 per share to holders of record as of January 21, 2016. This distribution was declared on January 7, 2016.

•	On April 28, 2016, the Company paid a distribution of $0.36 per share to holders of record as of April 22, 2016. This distribution was declared on April 7, 2016.

•	On July 28, 2016, the Company paid a distribution of $0.36 per share to holders of record as of July 21, 2016. This distribution was declared on July 7, 2016.

•	On October 27, 2016, the Company paid a distribution of $0.36 per share to holders of record as of October 20, 2016. This distribution was declared on October 6, 2016.
On January 26, 2017, the Company paid a distribution of $0.36 per share to holders of record as of January 19, 2017. This distribution was declared in January 5, 2017.
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
The following tables reflect the Company’s percentage ownership of its businesses, as of December 31, 2016, 2015 and 2014 and related noncontrolling interest balances as of December 31, 2016 and 2015:

	% Ownership (1) December 31, 2016		% Ownership (1) December 31, 2015		% Ownership (1) December 31, 2014
	Primary	Fully Diluted	Primary	Fully Diluted	Primary	Fully Diluted
5.11 Tactical	97.5	85.1	n/a	n/a	n/a	n/a
Ergobaby	83.5	76.9	81.0	74.2	81.0	74.3
Liberty	88.6	84.7	96.2	84.6	96.2	84.8
Manitoba Harvest	76.6	65.6	76.6	65.6	n/a	n/a
ACI	69.4	69.3	69.4	69.3	69.4	69.3
Arnold Magnetics	96.7	84.7	96.7	87.3	96.7	87.5
Clean Earth	97.5	79.8	97.5	86.2	97.9	86.2
Sterno Products	100.0	89.5	100.0	89.7	100.0	91.7

(1)	The principal difference between primary and fully diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective business.

	Noncontrolling Interest Balances
(in thousands)	December 31, 2016	December 31, 2015
5.11 Tactical	$5,934	$—
Ergobaby	18,647	17,754
FOX	—	—
Liberty	2,681	2,934
Manitoba Harvest	13,687	14,071
ACI	(11,220)	4,295
Arnold Magnetics	1,536	2,113
Clean Earth	5,469	4,308
Sterno Products	1,305	644
Allocation Interests	100	100
	$38,139	$46,219

The Company's businesses had the following transactions with minority shareholders during the year ended December 31, 2016:

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

Ergobaby Share Issuance
In connection with the Ergobaby acquisition of Baby Tula in May 2016, Ergobaby issued shares of their stock valued at $8.2 million to the selling shareholders (refer to Note C - Acquisitions for the methodology used to determine the value of the shares at issuance). Subsequent to the issuance of the shares, the Company's ownership interest in Ergobaby was 77.9% on a primary basis and 71.2% on a fully diluted basis.

Ergobaby Share Repurchase
In June 2016, Ergobaby repurchased 77,425 shares of Ergobaby common stock from certain noncontrolling interest shareholders for a total purchase price of $15.4 million. Ergobaby financed the repurchase of shares with an increase to the intercompany debt facility with the Company. The difference between the consideration paid for the noncontrolling interest and the adjustment to the carrying amount of the Company's noncontrolling interest in Ergobaby was recognized in the Company's equity. Subsequent to the repurchase, the Company's ownership interest in Ergobaby was 83.9% on a primary basis and 76.2% on a fully diluted basis. The repurchased shares have been accounted for as treasury shares by Ergobaby.

Ergobaby Share Issuance and Share Repurchase

In December 2016, an Ergobaby employee exercised stock options resulting in the issuance of 10,989 shares of Ergobaby common stock. Ergobaby then repurchased 6,204 of these shares from the employee for a total purchase price of $1.4 million. The difference between the consideration paid for the noncontrolling interest and the adjustment to the carrying amount of the Company's noncontrolling interest in Ergobaby was recognized in the Company's equity. Subsequent to the option exercise and repurchase, the Company's ownership interest in Ergobaby was 83.5% on a primary basis and 76.9% on a fully diluted basis. The repurchased shares have been accounted for as treasury shares by Ergobaby.

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

The future minimum rental commitments at December 31, 2016 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

2017	$15,002
2018	12,882
2019	10,363
2020	9,412
2021	7,824
Thereafter	40,409
$95,892
The Company’s rent expense for the fiscal years ended December 31, 2016, 2015 and 2014 totaled $15.9 million, $10.7 million and $9.1 million, respectively.
Legal Proceedings
In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that any unfavorable outcomes will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note Q — Supplemental Data
Supplemental Balance Sheet Data (in thousands):

	December 31, 2016	December 31, 2015
Summary of accrued expenses:
Accrued payroll and fringes	$22,440	$18,350
Accrued taxes	5,307	1,435
Income taxes payable	6,232	2,164
Accrued interest	182	70
Accrued rebates	12,289	8,081
Warranty payable	1,258	1,259
Accrued inventory	20,763	—
Accrued transportation and disposal costs	7,324	5,714
Other accrued expenses	15,246	6,694
Total	$91,041	$43,767

	Year ended December 31,
Warranty liability:	2016	2015
Beginning balance	$1,259	$1,264
Accrual	252	343
Warranty payments	(253)	(348)
Ending balance	$1,258	$1,259

Supplemental Statement of Operations Data (in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
Other expense, net:
Foreign currency gain (loss)	$(1,386)	$(2,561)	$389
Gain (loss) on sale of capital assets	(1,249)	(138)	(288)
Other income (expense)	(284)	376	(778)
	$(2,919)	$(2,323)	$(677)
Supplemental Cash Flow Statement Data (in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
Interest paid	$22,840	$21,180	$21,455
Taxes paid	$15,324	$6,494	$12,226

Note R — Related Party Transactions
The Company has entered into the following related party transactions with its Manager, CGM:

•	Management Services Agreement

•	LLC Agreement

•	Integration Services Agreement

•	Cost reimbursement and fees
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
For the year ended December 31, 2016, 2015 and 2014, the Company incurred the following management fees to CGM, by entity (in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
5.11	$333	n/a	n/a
Ergobaby	500	$500	$500
Liberty	500	500	500
Manitoba Harvest	350	175	n/a
Advanced Circuits	500	500	500
Arnold Magnetics	500	500	500
Clean Earth	500	500	125
Sterno Products	500	500	125
Corporate	25,723	22,483	19,622
	$29,406	$25,658	$21,872
Not included in the table above are management fees paid to CGM by Tridien of $0.2 million, $0.4 million and $0.4 million in each of the years ended December 31, 2016, 2015 and 2014, respectively, and CamelBak of $0.3 million, and $0.5 million in each of the years ended December 31, 2015 and 2014, respectively. These amounts are included in income (loss) from discontinued operations on the consolidated statements of operations.
Approximately $7.4 million and $5.9 million of the management fees incurred were unpaid as of December 31, 2016 and 2015, respectively, and are reflected in Due to related party on the consolidated balance sheets.
LLC Agreement
The LLC agreement gives Holders the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Holders are entitled to receive and as such can elect to receive the positive contribution-based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (Holding Event) and upon the sale of the business (Sale Event). Holders received $23.8 million in distributions related to Sale and Holding Events that occurred during 2016. Additionally, at December 31, 2016, a distribution payable of $13.4 million due to Holders as a result of the sale of FOX shares in November 2016 has been accrued and will be paid to Holders during the first quarter of 2017. Refer to "Note N - Stockholders' Equity" for a description of the 2016 profit allocation payments.
During the year ended December 31, 2015, Holders were paid $14.6 million related to the sale of CamelBak and American Furniture (Sale Event) and $3.1 million related to the five year holding event for Ergobaby (Holding Event). During the year ended December 31, 2014, Holders were paid $11.9 million related to a secondary offering completed by FOX in July 2014 (Sale Event).

Certain persons who are employees and partners of the Manager, including the Company’s Chief Executive Officer, beneficially own (through Sostratus LLC) 60.4% of the Allocation Interests at December 31, 2016 and 58.8% of the Allocation Interests at December 31, 2015. Of the remaining 39.6% non-voting ownership of the Allocation Interests, 5.0% is held by CGI Diversified Holdings LP, 5.0% is held by the Chairman of the Company’s Board of Directors, and the remaining 29.6% is held by the former founding partner of the Manager.
Integrations Services Agreements

5.11, which was acquired in 2016, Manitoba Harvest, which was acquired in 2015, and the 2014 acquisitions entered into Integration Services Agreements ("ISA") with CGM.  The ISA provides for CGM to provide services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, including the retention of independent board members to serve on their board of directors, implement compliance and reporting requirements of the Sarbanes-Oxley Act and align the acquired entity's policies and procedures with our other subsidiaries.  Each ISA is for the twelve month period subsequent to the acquisition and is payable quarterly.  Clean Earth paid CGM $2.5 million and Sterno Products paid CGM $1.5 million under the agreements.  Manitoba Harvest paid CGM $1.0 million under the agreement. 5.11 Tactical will pay CGM $3.5 million under the agreement, During the year ended December 31, 2016, 5.11 paid CGM $1.2 million in integration services fees and Manitoba Harvest paid $0.5 million in integration services fees. During the year ended December 31, 2015, Manitoba Harvest incurred $0.5 million in integration service fees, Clean Earth incurred $1.9 million in integration service fees, and Sterno Products incurred $1.1 million in integration service fees. During the year ended December 31, 2014, Clean Earth incurred $0.6 million in integration services fees, and Sterno Products incurred $0.4 million.  During the year ended December 31, 2016, 2015 and 2014, CGM received $1.7 million, $3.5 million and $1.0 million, respectively, in total integration service fees.
Cost Reimbursement and Fees
The Company reimbursed its Manager, CGM, approximately $3.8 million, $3.5 million, and $4.5 million, principally for occupancy and staffing costs incurred by CGM on the Company’s behalf during the years ended December 31, 2016, 2015 and 2014, respectively.
The Company and its businesses have the following significant related party transactions:
FOX
Investment in FOX - The Company owns approximately 14.0% of FOX at December 31, 2016. The Company purchased a controlling interest in FOX on January 4, 2008. On July 10, 2014, 5,750,000 shares of FOX common stock, held by certain FOX shareholders, including us, were sold in a secondary offering. As a selling shareholder, we sold a total of 4,466,569 shares of FOX common stock. Upon completion of the offering, our ownership in FOX decreased from approximately 53% to 41%, or 15,108,718 shares of FOX’s common stock. We recorded a gain of $264.3 million in July 2014 in connection with the Fox deconsolidation.

In March, August and November 2016, through three additional secondary offerings and a share repurchase by FOX, the Company's ownership in the outstanding common stock of FOX was further reduced to 14.0%. Refer to "Note F - Investment" for additional information related to the Company's investment in FOX.

FOX Services Agreement - In September 2014, the Company and FOX entered into an agreement for the provision of services to FOX for assistance in complying the Sarbanes-Oxley Act of 2002, as amended (the “Services Agreement”). The Services Agreement terminated on March 31, 2016. A statement of work was agreed to in connection with the Service Agreement, which provided that the Company’s internal audit team would assist FOX with various tasks, including, but not limited to, the development of internal control policies and procedures, risk and control matrices and the evaluation of internal controls. Services provided in accordance with the Services Agreement were billed on a time and materials basis. Fees paid for services provided in 2016, 2015 and 2014 were approximately $72,000, $135,000, and $50,000, respectively.

5.11

Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the year ended December 31, 2016 (from the date of acquisition) 5.11 purchased approximately $2.3 million in inventory from the vendor.

Liberty

Liberty Recapitalization - Refer to "Note O - Noncontrolling Interest" for additional details with regards to the Liberty recapitalization.
Liberty Related Party Vendor Purchases - Liberty purchases inventory raw materials from two vendors who are related parties to Liberty through two of the executive officers of Liberty via the employment of family members at the vendors. During the years ended December 31, 2016 and 2015, Liberty purchased approximately $2.5 million and $3.3 million, respectively, in raw materials from the two vendors. During 2014, Liberty purchased $0.3 million in raw materials from one of these vendors. The related party relationship at the other vendor did not exist in 2014 because the executive was not employed at Liberty during 2014.
Advanced Circuits
Advanced Circuits Recapitalization - Refer to "Note O - Noncontrolling Interest" for additional details with regards to the Advanced Circuits recapitalization.

Note S – Unaudited Quarterly Financial Data
The following table presents the unaudited quarterly financial data. This information has been prepared on a basis consistent with that of the audited consolidated financial statements and all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the unaudited quarterly financial data. The quarterly results of operations for these periods are not necessarily indicative of future results of operations. Typically, the first quarter of each fiscal year has the lower results than the remainder of the year, representing the Company's weakest quarter due to seasonality at our businesses. The per share calculations for each of the quarters are based on the weighted average number of shares for each period using the two class method, which requires companies to allocate participating securities that have rights to earnings that otherwise would have been available only to common shareholders as a separate class of securities in calculating earnings per share; therefore, the sum of the quarters will not equal to the full year per share amount.

(in thousands)	December 31, 2016 (1)	September 30, 2016 (2)	June 30, 2016	March 31, 2016
Total revenues	$318,561	$252,285	$214,176	$193,287
Gross profit	103,366	82,415	76,670	64,119
Operating income	(10,867)	11,358	10,489	8,081
Income (loss) from continuing operations	1,802	48,544	18,017	(14,614)
Income from discontinued operations	—	(455)	1,341	(413)
Gain (loss) on sale of discontinued operations, net of income tax	175	2,134	—	—
Net income (loss) attributable to Holdings	$1,764	$49,705	$19,239	$(16,023)

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(0.14)	$0.72	$(0.05)	$(0.31)
Discontinued operations	—	0.03	0.11	—
Basic and fully diluted income (loss) per share attributable to Holdings	$(0.14)	$0.75	$0.06	$(0.31)

(1) The quarter ended December 31, 2016 includes a full quarter of operating results from 5.11, which the Company acquired on August 31, 2016, and reflects the goodwill impairment expense of our Arnold business of $16.0 million. The Company recognized an additional $0.2 gain on the sale of Tridien in the fourth quarter related to the working capital settlement with the buyer.

(2) During the three months ended September 30, 2016, the Company sold their Tridien operating segment for a net gain on sale of approximately $1.5 million. The Company also purchased 5.11 Tactical for a purchase price of approximately $408.2 million - refer to "Note C - Acquisition of Businesses".

(in thousands)	December 31, 2015 (1)	September 30, 2015 (2)	June 30, 2015	March 31, 2015
Total revenues	$199,531	$184,830	$180,757	$162,860
Gross profit	67,598	64,750	59,025	49,363
Operating income	16,397	14,628	14,119	4,774
Income from continuing operations	1,839	10,009	18,467	(21,324)
Income from discontinued operations	(2,098)	4,934	8,108	(3,963)
Gain on sale of discontinued operation, net of tax	(1,277)	151,075	—	—
Net income attributable to Holdings	(2,217)	164,500	24,457	(24,902)

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(0.37)	$0.14	$0.28	$(0.42)
Discontinued operations	(0.02)	2.87	0.12	(0.05)
Basic and fully diluted income per share attributable to Holdings	$(0.39)	$3.01	$0.40	$(0.47)

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

Discontinued Operations

During the quarter ended September 30, 2016, the Company sold its Tridien operating segment and reclassified the historical operations of Tridien to discontinued operations. During the quarter ended September 30, 2015, the Company sold its CamelBak and American Furniture operating segments and thus reclassified the historical operation of both segments to discontinued operations. The following summarizes the results of Tridien that were reclassified as discontinued operations during the 2016 and 2015 quarterly periods, and the results of CamelBak and American Furniture that were reclassified to discontinued operations during the 2015 quarterly period.

(in thousands)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total revenue	N/a	$15,978	$15,212	$14,760
Gross Profit	N/a	3,223	2,821	2,142
Operating income	N/a	967	1,107	(577)
Income from discontinued operations, net of tax	N/a	(455)	1,341	(413)

(in thousands)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015 (1)
Total revenue	$18,555	$79,409	$89,519	$94,409
Gross Profit	1,509	15,347	13,483	22,552
Operating income	(2,201)	4,797	14,473	(2,665)
Income from discontinued operations, net of tax	(2,098)	4,934	8,108	(3,963)

(1) During the three months ended March 31, 2015, the Company incurred $9.2 million of impairment charges at its Tridien operating segment.

SCHEDULE II – Valuation and Qualifying Accounts

	Balance at	Additions
(in thousands)	beginning of year	Charge to costs and expense	Other (1)	Deductions	Balance at end of Year
Allowance for doubtful accounts - 2014	$2,065	$3,431	$494	$2,234	$3,756
Allowance for doubtful accounts - 2015	$3,756	$3,164	$15	$3,490	$3,445
Allowance for doubtful accounts - 2016	$3,445	$4,775	$2,105	$4,814	$5,511
Valuation allowance for deferred tax assets - 2014	$1,348	$1,180	$248	$—	$2,776
Valuation allowance for deferred tax assets - 2015	$2,776	$1	$—	$1,469	$1,308
Valuation allowance for deferred tax assets - 2016	$1,308	$2,266	$3,692	$10	$7,256

(1)	Represents opening allowance balances related to current year acquisitions, and the ending allowance for FOX, which was deducted as a result of the deconsolidation of the FOX subsidiary during 2014.

S-1

INDEX TO EXHIBITS

Exhibit Number	Description
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

3.9	Second Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on December 7, 2016 (File No. 001-34927)).
3.10
Second Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated January 9, 2007 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on January 10, 2007,(File No. 000-51937)).

3.11
Third Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated November 1, 2010 (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed on November 8, 2010 (File No. 001-34927)).

3.12
Fourth Amended and Restated Operating Agreement of Compass Group Diversified Holdings LLC, dated January 1, 2012 (incorporated by reference to Exhibit 3.1 of the Form 10-Q filed on May 7, 2013 (File No. 001-34927)).

3.13	Fifth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on December 7, 2016 (File No. 001-34927)).
4.1	Specimen Certificate evidencing a share of trust of Compass Diversified Holdings (incorporated by reference to Exhibit 4.1 of the Form S-3 filed on November 7, 2007 (File No. 333-147218)).

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

10.17
Commitment Letter, dated August 1, 2016, from Bank of America, N.A. Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 1, 2016 (File No. 001-34927)).

10.18
Third Amendment to the Credit Agreement, dated August 15, 2016, by and among Compass Diversified Holdings LLC, Bank of America, N.A., and the lenders thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 1, 2016 (File No. 001-34927)).

10.19
First Incremental Facility Amendment, dated August 31, 2016, by and among Compass Diversified Holdings LLC, Bank of America, N.A., and the lenders thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 1, 2016 (File No. 001-34927)).

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm with respect to the Registrant's consolidated financial statements
23.2*	Consent of Independent Registered Public Accounting Firm with respect to the consolidated financial statements of Fox Factory Holding Corp.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1*+	Section 1350 Certification of Chief Executive Officer of Registrant

32.2*+	Section 1350 Certification of Chief Financial Officer of Registrant
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

99.13
Agreement and Plan of Merger, dated as of July 29, 2016, by and among 5.11 ABR Corp., 5.11 ABR Merger Corp., 5.11 Acquisition Corp., TA Associates Management, L.P., as the agent and attorney in fact of the holders of stock and options in 5.11 Acquisition Corp. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on August 1, 2016 (File No. 001-34927)).

99.14
Consolidated financial statements of Fox Factory Holding Corp. (incorporated by reference to the consolidated financial statements of FOX included in FOX’s Annual Report on Form 10-K for the year ended December 30, 2016 filed on March 1, 2017 (File No. 001-36040).

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