Form 10-Q
period 2017-03-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2017-05-03
CIK 1345126, 1345122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
301 Riverside Avenue
Second Floor
Westport, CT 06880
(203) 221-1703
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2017, there were 59,900,000 shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2017

NOTE TO READER
In reading this Quarterly Report on Form 10-Q, references to:

•	the "Trust" and "Holdings" refer to Compass Diversified Holdings;

•	"businesses," "operating segments," "subsidiaries" and "reporting units" refer to, collectively, the businesses controlled by the Company;

•	the "Company" refer to Compass Group Diversified Holdings LLC;

•	the "Manager" refer to Compass Group Management LLC ("CGM");

•	the "Trust Agreement" refer to the Second Amended and Restated Trust Agreement of the Trust dated as of December 6, 2016;

•
the "2011 Credit Facility" refer to a credit agreement (as amended) with a group of lenders led by Toronto Dominion (Texas) LLC, as agent, which provided for the 2011 Revolving Credit Facility and the 2011 Term Loan Facility;

•
the "2014 Credit Facility" refer to the credit agreement, as amended from time to time, entered into on June 6, 2014 with a group of lenders led by Bank of America N.A. as administrative agent, which provides for a Revolving Credit Facility and a Term Loan;

•	the "2014 Revolving Credit Facility" refer to the $550 million Revolving Credit Facility provided by the 2014 Credit Facility that matures in June 2019;

•	the "2014 Term Loan" refer to the $325 million Term Loan Facility, provided by the 2014 Credit Facility that matures in June 2021;

•	the "2016 Incremental Term Loan" refer to the $250 million Tranche B Term Facility provided by the 2014 Credit Facility (together with the 2014 Term Loan, the "Term Loans");

•	the "LLC Agreement" refer to the fifth amended and restated operating agreement of the Company dated as of December 6, 2016; and

•	"we," "us" and "our" refer to the Trust, the Company and the businesses together.

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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Compass Diversified Holdings
Condensed Consolidated Balance Sheets

(in thousands)	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$115,281	$39,772
Accounts receivable, net	172,885	181,191
Inventories	208,326	212,984
Prepaid expenses and other current assets	18,234	18,872
Total current assets	514,726	452,819
Property, plant and equipment, net	143,172	142,370
Investment in FOX (refer to Note F)	—	141,767
Goodwill	489,877	491,637
Intangible assets, net	529,579	539,211
Other non-current assets	9,153	9,351
Total assets	$1,686,507	$1,777,155
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$59,273	$61,512
Accrued expenses	88,292	91,041
Due to related party	542	20,848
Current portion, long-term debt	5,685	5,685
Other current liabilities	13,013	23,435
Total current liabilities	166,805	202,521
Deferred income taxes	103,232	110,838
Long-term debt	545,536	551,652
Other non-current liabilities	16,500	17,600
Total liabilities	832,073	882,611
Stockholders’ equity
Trust common shares, no par value, 500,000 authorized; 59,900 shares issued and outstanding at March 31, 2017 and December 31, 2016	924,680	924,680
Accumulated other comprehensive loss	(8,428)	(9,515)
Accumulated deficit	(101,929)	(58,760)
Total stockholders’ equity attributable to Holdings	814,323	856,405
Noncontrolling interest	40,111	38,139
Total stockholders’ equity	854,434	894,544
Total liabilities and stockholders’ equity	$1,686,507	$1,777,155
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
	2017	2016
(in thousands, except per share data)
Net sales	$242,716	$155,001
Service revenues	47,276	38,286
Total net revenues	289,992	193,287
Cost of sales	160,318	99,617
Cost of service revenues	35,341	29,551
Gross profit	94,333	64,119
Operating expenses:
Selling, general and administrative expense	78,723	42,287
Management fees	7,848	6,371
Amortization expense	10,310	7,380
Impairment expense	8,864	—
Operating income (loss)	(11,412)	8,081
Other income (expense):
Interest expense, net	(7,136)	(11,462)
Amortization of debt issuance costs	(933)	(570)
Loss on investment in FOX	(5,620)	(10,623)
Other income (expense), net	(22)	3,256
Loss from continuing operations before income taxes	(25,123)	(11,318)
(Benefit) provision for income taxes	(3,648)	3,296
Loss from continuing operations	(21,475)	(14,614)
Loss from discontinued operations, net of income tax	—	(413)
Gain on sale of discontinued operations, net of income tax	340	—
Net loss	(21,135)	(15,027)
Less: Net income attributable to noncontrolling interest	470	1,137
Less: Net loss from discontinued operations attributable to noncontrolling interest	—	(141)
Net loss attributable to Holdings	$(21,605)	$(16,023)
Amounts attributable to Holdings
Loss from continuing operations	(21,945)	(15,751)
Loss from discontinued operations, net of income tax	—	(272)
Gain on sale of discontinued operations, net of income tax	340	—
Net loss attributable to Holdings	$(21,605)	$(16,023)
Basic and fully diluted income (loss) per share attributable to Holdings (refer to Note L)
Continuing operations	$(0.61)	$(0.31)
Discontinued operations	0.01	—
	$(0.60)	$(0.31)
Weighted average number of shares of trust stock outstanding – basic and fully diluted	59,900	54,300
Cash distributions declared per share (refer to Note L)	$0.36	$0.36

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2017	2016
(in thousands)
Net loss	$(21,135)	$(15,027)
Other comprehensive income (loss)
Foreign currency translation adjustments	1,031	5,220
Pension benefit liability, net	56	(523)
Other comprehensive income (loss)	1,087	4,697
Total comprehensive loss, net of tax	(20,048)	(10,330)
Less: Net income attributable to noncontrolling interests	470	996
Less: Other comprehensive income attributable to noncontrolling interests	185	1,226
Total comprehensive loss attributable to Holdings, net of tax	$(20,703)	$(12,552)
See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

(in thousands)	Number of Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Total Stockholders’ Equity
Balance — January 1, 2017	59,900	$924,680	$(58,760)	$(9,515)	$856,405	$38,139	$894,544
Net loss	—	—	(21,605)	—	(21,605)	470	(21,135)
Total comprehensive income, net	—	—	—	1,087	1,087	—	1,087
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	1,452	1,452
Effect of issuance of subsidiary stock	—	—	—	—	—	50	50
Distributions paid	—	—	(21,564)	—	(21,564)	—	(21,564)
Balance — March 31, 2017	59,900	$924,680	$(101,929)	$(8,428)	$814,323	$40,111	$854,434
See notes to condensed consolidated financial statements.

Compass Diversified Holdings Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(in thousands)	2017	2016
Cash flows from operating activities:
Net loss	$(21,135)	$(15,027)
Loss from discontinued operations	—	(413)
Gain on sale of discontinued operations, net	340	—
Net loss from continuing operations	(21,475)	(14,614)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	8,046	5,668
Amortization expense	23,349	8,620
Impairment expense	8,864	—
Amortization of debt issuance costs and original issue discount	1,199	738
Unrealized (gain) loss on interest rate swap	(229)	7,228
Noncontrolling stockholder stock based compensation	1,452	1,188
Loss on investment in FOX	5,620	10,623
Provision for loss on receivables	3,318	130
Deferred taxes	(7,634)	(74)
Other	318	(266)
Changes in operating assets and liabilities, net of acquisition:
Decrease in accounts receivable	5,710	4,037
Increase in inventories	(8,076)	(1,473)
Increase in prepaid expenses and other current assets	(967)	(299)
Decrease in accounts payable and accrued expenses	(20,909)	(15,996)
Net cash (used in) provided by operating activities - continuing operations	(1,414)	5,510
Net cash provided by operating activities - discontinued operations	—	515
Cash (used in) provided by operating activities	(1,414)	6,025
Cash flows from investing activities:
Acquisitions, net of cash acquired	(6,721)	(35,553)
Purchases of property and equipment	(8,693)	(4,195)
Net proceeds from sale of equity investment	136,147	47,685
Payment of interest rate swap	(1,089)	(500)
Purchase of noncontrolling interest	—	(1,475)
Proceeds from sale of business	340	182
Other investing activities	31	(86)
Net cash provided by investing activities - continuing operations	120,015	6,058
Net cash used in investing activities - discontinued operations	—	(211)
Cash provided by investing activities	120,015	5,847

Compass Diversified Holdings Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(in thousands)	2017	2016
Cash flows from financing activities:
Borrowings under credit facility	51,500	—
Repayments under credit facility	(57,321)	(813)
Distributions paid	(21,564)	(19,548)
Net proceeds provided by noncontrolling shareholders	40	3,755
Distributions paid to noncontrolling shareholders	—	(5,253)
Distributions paid to allocation interest holders (refer to Note L)	(13,354)	—
Debt issuance costs	(1,414)	—
Other	(783)	(282)
Net cash used in financing activities	(42,896)	(22,141)
Foreign currency impact on cash	(196)	(3,033)
Net increase (decrease) in cash and cash equivalents	75,509	(13,302)
Cash and cash equivalents — beginning of period (1)	39,772	85,869
Cash and cash equivalents — end of period (2)	$115,281	$72,567
(1) Includes cash from discontinued operations of $0.6 million at January 1, 2016.
(2) Tridien had no cash balance as of March 31, 2016.

See notes to condensed consolidated financial statements.

Compass Diversified Holdings
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2017

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
The Company is a controlling owner of eight businesses, or reportable operating segments, at March 31, 2017. The segments are as follows: 5.11 Acquisition Corp. ("5.11" or "5.11 Tactical"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Liberty Safe and Security Products, Inc. ("Liberty Safe" or "Liberty"), Fresh Hemp Foods Ltd. ("Manitoba Harvest"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold" or "Arnold Magnetics"), Clean Earth Holdings, Inc. ("Clean Earth"), and Sterno Products, LLC ("Sterno" or "Sterno Products"). Refer to Note E - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability company ("CGM" or the "Manager"), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a management services agreement ("MSA").
Note B - Presentation and Principles of Consolidation
The condensed consolidated financial statements for the three month periods ended March 31, 2017 and March 31, 2016, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
Discontinued Operations
During the third quarter of 2016, the Company completed the sale of Tridien Medical, Inc. ("Tridien"). The results of operations of Tridien are reported as discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2016. Refer to Note D - "Discontinued Operations" for additional information. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.
Recently Adopted Accounting Pronouncements
In January 2017, the FASB issued new accounting guidance to simplify the accounting for goodwill impairment. The guidance removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new guidance, a goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains largely unchanged. Entities will continue to have the option to perform a qualitative test to determine if a quantitative test is necessary. The guidance is effective for fiscal years and interim periods within those year, after December 31, 2019, with early adoption permitted for any goodwill impairment tests performed after January 1, 2017 and will be applied prospectively. The Company adopted this guidance early, effective January 1, 2017, on a prospective basis, and will apply the guidance as necessary to annual and interim goodwill testing performed subsequent to January 1, 2017.
Recently Issued Accounting Pronouncements
In March 2017, the FASB issued new guidance that will require employers that sponsor defined benefit plans to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period, and requires the other components of net periodic pension cost to be presented in the income statement separately from the service component cost and outside a subtotal of income from operations. The new guidance shall be applied retrospectively for the presentation of of the service cost component and the other components of net periodic pension cost. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company's Arnold business segment has a defined benefit plan covering substantially all of Arnold's employees at its Switzerland location. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.
In January 2017, the FASB issued new guidance that changes the definition of a business to assist entities in evaluating when a set of transferred assets and activities constitutes a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the set of transferred asset and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the new revenue recognition guidance. The new standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.
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
In May 2014, the FASB issued a comprehensive new revenue recognition standard. The new standard outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is designed to create greater comparability for financial statement users across industries, jurisdictions and capital markets and also requires enhanced disclosures. The new standard will be effective for the Company beginning January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company currently anticipates adopting the standard using the cumulative catch-up transition method. The Company has commenced its initial assessment to evaluate the impact, if any, the new revenue standard will have on the Company’s consolidated financial statements. During this initial assessment, the Company has identified certain differences that will likely have the most impact; however, the significance of any impact cannot be determined during this phase of the Company’s implementation process. These differences relate to the new concepts of variable consideration, consideration payable and the focus on control to determine when and how revenue should be recognized (i.e. point in time versus over time). The Company expects to complete its initial assessment by the end of the third quarter of 2017 and finalize its implementation process prior to the adoption of the new revenue standard on January 1, 2018. The Company will also continue to monitor for any additional implementation or other guidance that may be issued in 2017 with respect to the new revenue standard and adjust its assessment and implementation plans accordingly.

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

The Company made loans to, and purchased a 97.5% controlling interest in 5.11 ABR Corp.. The purchase price, including proceeds from noncontrolling interest and net of transaction costs, was approximately $408.2 million. The Company funded its portion of the acquisition through an amendment to the 2014 Credit Facility that allowed for an increase in the 2014 Revolving Credit Facility and the 2016 Incremental Term Loan (refer to Note I - "Debt"). 5.11 management invested in the transaction along with the Company, representing approximately 2.5% initial noncontrolling interest on a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of 5.11. CGM will receive integration service fees of $3.5 million payable quarterly over a twelve month period as services are rendered beginning in the quarter ended December 31, 2016.

The results of operations of 5.11 have been included in the consolidated results of operations since the date of acquisition. 5.11's results of operations are reported as a separate operating segment. The table below provides the recording of assets acquired and liabilities assumed as of the acquisition date.

5.11 Tactical
(in thousands)
Amounts recognized as of the acquisition date
Assets:
Cash	$12,581
Accounts receivable (1)	38,323
Inventory (2)	160,304
Property, plant and equipment (3)	22,723
Intangible assets	127,890
Goodwill	92,966
Other current and noncurrent assets	4,884
Total assets	459,671

Liabilities and noncontrolling interest:
Current liabilities	$38,229
Other liabilities	180,231
Deferred tax liabilities	10,163
Noncontrolling interest	5,568
Total liabilities and noncontrolling interest	234,191

Net assets acquired	225,480
Noncontrolling interest	5,568
Intercompany loans to business	179,237
$410,285

Acquisition Consideration
Purchase price	$400,000
Working capital adjustment	(2,296)
Cash	12,581
Total purchase consideration	$410,285
Less: Transaction costs	2,063
Purchase price, net	$408,222
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

The Company incurred $2.1 million of transaction costs in conjunction with the 5.11 acquisition, which was included in selling, general and administrative expense in the consolidated statements of income during the year of acquisition. The allocation of the purchase price presented above is based upon management's estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets and current and other liabilities are estimated at their historical carrying values. Property, plant and equipment is valued through a purchase price appraisal and will be depreciated on a straight-line basis over the respective remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. The goodwill of $93.0 million reflects the strategic fit of 5.11 in the Company's branded products business and is not expected to be deductible for income tax purposes. The purchase accounting for 5.11 was finalized during the fourth quarter of 2016, with the changes from the provisional purchase price allocation related to the settlement of working capital and the recording of a change in the deferred taxes related to a reduction of net operating loss carryforwards.

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

Unaudited pro forma information
The following unaudited pro forma data for the three months ended March 31, 2016 gives effect to the acquisition of 5.11 Tactical, as described above, as if the acquisition had been completed as of January 1, 2016, and the sale of Tridien as if the disposition had been completed on January 1, 2016. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

Three months ended
(in thousands)	March 31, 2016
Net sales	$261,265
Gross profit	94,216
Operating income	6,769
Net loss	(19,236)
Net loss attributable to Holdings	(20,343)
Basic and fully diluted net loss per share attributable to Holdings	$(0.39)

Other acquisitions
Ergobaby
On May 11, 2016, the Company's Ergobaby subsidiary acquired all of the outstanding membership interests in New Baby Tula LLC ("Baby Tula"), a maker of premium baby carriers, toddler carriers, slings, blankets and wraps. The purchase price was $73.8 million, net of transaction costs, plus a potential earn-out of $8.2 million based on 2017 financial performance. Ergobaby paid $0.8 million in transaction costs in connection with the acquisition. Ergobaby funded the acquisition and payment of related transaction costs through the issuance of an additional $68.2 million in intercompany loans with the Company, and the issuance of $8.2 million in Ergobaby shares to the selling shareholders. Ergobaby recorded a purchase price allocation of $13.2 million in goodwill, which is expected to be deductible for income tax purposes, $55.3 million in intangible assets comprised of $52.9 million in finite lived tradenames, $1.7 million in non-compete agreements; and $0.7 million in customer relationships, and $4.8 million in inventory step-up. In addition, the earn-out provision of the purchase price was allocated a fair value of $3.8 million. The remainder of the purchase consideration was allocated to net assets acquired. The Company finalized the purchase price for the Baby Tula acquisition during the fourth quarter of 2016.
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
On April 15, 2016, Clean Earth acquired certain assets of Phoenix Soil, LLC ("Phoenix Soil") and WIC, LLC (together with Phoenix Soil, the "Sellers"). Phoenix Soil is based in Plainville, Connecticut and provides environmental services for nonhazardous contaminated soil materials with a primary focus on soil. Phoenix Soil recently completed its transition to a new 58,000 square foot thermal desorption facility owned by WIC, LLC. The acquisition increases Clean Earth's soil treatment capabilities and expand its geographic footprint into New England. Clean Earth financed the acquisition and payment of related transaction costs through the issuance of additional intercompany loans with the Company. In connection with the acquisition, Clean Earth recorded a purchase price allocation of $3.2 million in goodwill and $5.6 million in intangible assets.
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

Note D - Discontinued operations

Sale of Tridien

On September 21, 2016, the Company sold its majority owned subsidiary, Tridien, based on an enterprise value of $25 million. After the allocation of the sale proceeds to non-controlling equity holders and the payment of transaction expenses, the Company received approximately $22.7 million in net proceeds at closing related to its debt and equity interests in Tridien. The Company recognized a gain of $1.7 million for the year ended December 31, 2016 as a result of the sale of Tridien. Approximately $1.6 million of the proceeds received by the Company from the sale of Tridien have been reserved to support the Company’s indemnification obligations for future claims against Tridien that the Company may be liable for under the terms of the Tridien sale agreement.

Operating results of discontinued operations

Summarized operating results of discontinued operations for the three months ended March 31, 2016 are as follows:

Three months ended March 31, 2016
(in thousands)	Tridien
Net sales	$14,760
Gross profit	2,142
Operating loss	(577)
Income from continuing operations before income taxes	413
Provision for income taxes	—
Income from discontinued operations (1)	$413

(1) The results for the three months ended March 31, 2016 exclude $0.3 million of intercompany interest expense.

Gain on sale of businesses

During the first quarter of 2017, the Company settled the remaining outstanding escrow items related to the sale of American Furniture Manufacturing, Inc. in 2015, and received a settlement related to the Camelbak Products, LLC business, which was also sold in 2015. As a result of these transactions, the Company recognized a gain on sale of discontinued operations of $0.3 million for the three months ended March 31, 2017.

Note E — Operating Segment Data
At March 31, 2017, the Company had eight reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

•
5.11 Tactical is a leading provider of purpose-built tactical apparel and gear for law enforcement, firefighters, EMS, and military special operations as well as outdoor and adventure enthusiasts. 5.11 is a brand known for innovation and authenticity, and works directly with end users to create purpose-built apparel and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide.   Headquartered in Irvine, California, 5.11 operates

sales offices and distribution centers globally, and 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and on 511tactical.com.

•
Ergobaby, headquartered in Los Angeles, California, is a designer, marketer and distributor of wearable baby carriers and accessories, blankets and swaddlers, nursing pillows, and related products.  Ergobaby primarily sells its Ergobaby and Baby Tula branded products through brick-and-mortar retailers, national chain stores, online retailers, its own websites and distributors and derives approximately 57% of its sales from outside of the United States.

•
Liberty Safe is a designer, manufacturer and marketer of premium home, gun and office safes in North America. From it’s over 300,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. Liberty is headquartered in Payson, Utah.

•
Manitoba Harvest is a pioneer and leader in the manufacture and distribution of branded, hemp-based foods and hemp based ingredients. Manitoba Harvest’s products, which include Hemp Hearts™, Hemp Heart Bites™, Hemp Heart Bars™, and Hemp protein powders, are currently carried in over 13,000 retail stores across the U.S. and Canada. Manitoba Harvest is headquartered in Winnipeg, Manitoba.

•
Advanced Circuits, an electronic components manufacturing company, is a provider of small-run, quick-turn and volume production rigid printed circuit boards. ACI manufactures and delivers custom printed circuit boards to customers primarily in North America. ACI is headquartered in Aurora, Colorado.

•
Arnold Magnetics is a global manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including aerospace and defense, motorsport/automotive, oil and gas, medical, general industrial, electric utility, reprographics and advertising specialty markets. Arnold Magnetics produces high performance permanent magnets (PMAG), flexible magnets (FlexMag) and precision foil products (Precision Thin Metals) that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, Arnold has built a diverse and blue-chip customer base totaling more than 2,000 clients worldwide. Arnold Magnetics is headquartered in Rochester, New York.

•
Clean Earth provides environmental services for a variety of contaminated materials including soils, dredged material, hazardous waste and drill cuttings. Clean Earth analyzes, treats, documents and recycles waste streams generated in multiple end-markets such as power, construction, oil and gas, infrastructure, industrial and dredging. Clean Earth is headquartered in Hatboro, Pennsylvania and operates 18 facilities in the eastern United States.

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

A disaggregation of the Company’s consolidated revenue and other financial data for the three months ended March 31, 2017 and 2016 is presented below (in thousands):

Net sales of operating segments	Three months ended March 31,
	2017	2016
5.11 Tactical	$78,513	$—
Ergobaby	22,613	19,415
Liberty	27,978	29,000
Manitoba Harvest	13,128	13,717
ACI	21,460	21,517
Arnold Magnetics	26,496	27,383
Clean Earth	47,276	38,286
Sterno Products	52,528	43,969
Total	289,992	193,287
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—
Total consolidated revenues	$289,992	$193,287

Profit (loss) of operating segments (1)	Three months ended March 31,
	2017	2016
5.11 Tactical	$(9,485)	$—
Ergobaby	5,200	4,090
Liberty	2,480	4,841
Manitoba Harvest	223	363
ACI	5,640	5,832
Arnold Magnetics	(8,397)	626
Clean Earth	(446)	(958)
Sterno Products	3,652	2,412
Total	(1,133)	17,206
Reconciliation of segment profit to consolidated income (loss) before income taxes:
Interest expense, net	(7,136)	(11,462)
Other income (expense), net	(22)	3,256
Loss on equity method investment	(5,620)	(10,623)
Corporate and other (2)	(11,212)	(9,695)
Total consolidated loss before income taxes	$(25,123)	$(11,318)

(1)	Segment profit (loss) represents operating income (loss).

(2)	Primarily relates to management fees expensed and payable to CGM, and corporate overhead expenses.

	Accounts Receivable		Identifiable Assets		Depreciation and Amortization Expense
	March 31,	December 31,	March 31,	December 31,	Three months ended March 31,
	2017	2016	2017 (1)	2016 (1)	2017	2016
5.11 Tactical	$46,707	$49,653	$294,159	$311,560	$17,532	$—
Ergobaby	9,359	11,018	113,559	113,814	653	835
Liberty	14,941	13,077	26,399	26,344	599	656
Manitoba Harvest	5,568	6,468	96,164	97,977	1,510	1,314
ACI	6,598	6,686	16,404	16,541	873	841
Arnold Magnetics	15,145	15,195	65,490	64,209	2,045	2,237
Clean Earth	46,142	45,619	189,979	193,250	5,227	4,955
Sterno Products	36,547	38,986	135,514	134,661	2,956	3,451
Allowance for doubtful accounts	(8,122)	(5,511)	—	—	—	—
Total	172,885	181,191	937,668	958,356	31,395	14,289
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets (2)	—	—	86,077	145,971	—	—
Amortization of debt issuance costs and original issue discount	—	—	—	—	1,199	738
Total	$172,885	$181,191	$1,023,745	$1,104,327	$32,594	$15,027

(1)	Does not include accounts receivable balances per schedule above or goodwill balances - refer to Note H - "Goodwill and Other Intangible Assets".

(2)
Corporate and other identifiable assets for the year ended December 31, 2016 includes the Company's investment in FOX, which was sold during the first quarter of 2017 - refer to Note F - "Investment in FOX".

Geographic Information

International Revenues	Three months ended March 31,
	2017	2016
5.11 Tactical	$25,266	$—
Ergobaby	12,814	10,377
Manitoba Harvest	5,895	6,130
Arnold Magnetics	11,055	10,799
Sterno Products	634	5,192
	$55,664	$32,498

Note F - Investment in FOX

FOX, a former majority owned subsidiary of the Company that is publicly traded on the NASDAQ Stock Market under the ticker "FOXF," is a designer, manufacturer and marketer of high-performance ride dynamic products used primarily for bicycles, side-by-side vehicles, on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, snowmobiles, specialty vehicles and applications, and motorcycles. The Company held a 41%, ownership interest in FOX as of January 1, 2016, and a 14% ownership interest as of January 1, 2017. The investment in FOX was accounted for using the fair value option.

In March 2016, FOX closed on a secondary public offering (the March 2016 Offering") of 2,500,000 FOX common shares held by the Company. Concurrently with the closing of the March 2016 Offering, FOX repurchased 500,000 shares of FOX common shares directly from the Company. As a result of the sale of shares through the March 2016 Offering and the repurchase of shares by FOX, the Company sold a total of 3,000,000 shares of FOX common stock, with total net proceeds of approximately $47.7 million. Upon completion of the March 2016 Offering and repurchase of shares by FOX, the Company's ownership interest in FOX was reduced from approximately 41% to 33%.
In August 2016, FOX closed on a secondary public offering (the "August Offering") of 4,025,000 shares held by certain FOX shareholders, including the Company. The Company sold a total of 3,500,000 shares of FOX common stock in the August Offering, for total net proceeds of $63.0 million. Upon completion of the August Offering, the Company's ownership of FOX decreased from approximately 33% to approximately 23%.
In November 2016, FOX closed on a secondary public offering (the "November Offering") of 3,500,000 shares of FOX common stock held by the Company, for total net proceeds of $71.8 million. Upon completion of the November Offering, the Company's ownership of FOX decreased from approximately 23% to approximately 14%. The Company's investment in FOX had a fair value of $141.8 million on December 31, 2016 based on the closing price of FOX shares on that date.
In March 2017, FOX closed on a secondary public offering (the "March 2017 Offering") through which the Company sold their remaining 5,108,718 shares in FOX for total net proceeds of $136.1 million. Subsequent to the March 2017 Offering, the Company no longer holds an ownership interest in FOX.

Note G — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Machinery and equipment	$151,876	$155,591
Furniture, fixtures and other	20,876	13,737
Leasehold improvements	15,207	14,156
Buildings and land	35,551	35,392
Construction in process	12,592	8,308
	236,102	227,184
Less: accumulated depreciation	(92,930)	(84,814)
Total	$143,172	$142,370
Depreciation expense was $8.0 million for the three months ended March 31, 2017, and $5.7 million for the three months ended March 31, 2016.
Inventory
Inventory is comprised of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Raw materials and supplies	$30,404	$29,708
Work-in-process	9,570	8,281
Finished goods	176,669	182,886
Less: obsolescence reserve	(8,317)	(7,891)
Total	$208,326	$212,984

Note H — Goodwill and Other Intangible Assets

As a result of acquisitions of various businesses, the Company has significant intangible assets on its balance sheet that include goodwill and indefinite-lived intangibles. Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Indefinite lived intangible assets are not amortized unless their useful life is determined to be finite. Long-lived intangible assets are subject to amortization using the straight-line method. The Company’s goodwill and indefinite-lived intangibles are tested and reviewed for impairment annually as of March 31st or more frequently if facts and circumstances warrant by comparing the fair value of each reporting unit to its carrying value. Each of the Company’s businesses represents a reporting unit, except Arnold, which comprises three reporting units.

Goodwill
2017 Annual goodwill impairment testing
The Company uses a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment testing. The qualitative factors we consider include, in part, the general macroeconomic environment, industry and market specific conditions for each reporting unit, financial performance including actual versus planned results and results of relevant prior periods, operating costs and cost impacts, as well as issues or events specific to the reporting unit. At March 31, 2017, we determined that the Manitoba Harvest reporting unit required further quantitative testing (step 1) because we could not conclude that the fair value of the reporting unit exceeds its carrying value based on qualitative factors alone. The Company utilized an income approach to perform the Step 1 testing at Manitoba Harvest. The weighted average cost of capital used in the income approach for Manitoba Harvest was 12.0%. Results of the step 1 quantitative testing of Manitoba Harvest indicated that the fair value of Manitoba Harvest exceeded its carrying value by 15.0%. For the reporting units that were tested qualitatively, the Company concluded that the results of the qualitative analysis indicated that the fair value of those reporting units exceeded their carrying value and that a quantitative analysis was not necessary. The Company expects to conclude the goodwill impairment testing during the quarter ended June 30, 2017.
2016 Interim goodwill impairment testing
Arnold
As a result of decreases in forecasted revenue, operating income and cash flows at Arnold, as well as a shortfall in revenue and operating income during the latter half of 2016 as compared to budgeted amounts, the Company determined that it was necessary to perform interim goodwill impairment testing on each of the three reporting units at Arnold. The Company performed Step 1 of the goodwill impairment assessment at December 31, 2016. In Step 1 of the goodwill impairment test, the Company compared the fair value of the reporting units to the carrying amount. Based on the results of the valuation, the fair value of the FlexMag and PTM reporting units exceeded the carrying amount, therefore no additional goodwill testing was required. The results of the Step 1 test for the PMAG unit indicated a potential impairment of goodwill and the Company performed the second step of goodwill impairment testing (Step 2) to determine the amount of impairment of the PMAG reporting unit.
In the first test of goodwill impairment testing, we compare the fair value of each reporting unit to its carrying amount. For purposes of the Step 1 for the Arnold reporting units, we estimated the fair value of the reporting unit using an income approach, whereby we estimate the fair value of a reporting unit based on the present value of future cash flows. Cash flow projections are based on management's estimate of revenue growth rates and operating margins and take into consideration industry and market conditions as well as company and reporting unit specific economic factors. The discount rate used is based on the weighted average cost of capital adjusted for the relevant risk associated with the business specific characteristics and the uncertainty associated with the reporting unit's ability to execute on the projected cash flows. For the step 1 quantitative impairment testing for Arnold's reporting units, we used only an income approach because we determined that the guideline public company comparables for PMAG, FlexMag and PTM were not representative of these three reporting units. In the income approach, we used a weighted average cost of capital of 12.5% for PMAG, 12.0% for Flexmag and 13.0% for PTM.
The Company had not completed the Step 2 analysis as of December 31, 2016, and therefore estimated a range of impairment loss of $14 million to $19 million based on the value of the total invested capital of the PMAG unit as well as the results of the Step 1 testing of the fair value of PMAG. The Company recorded an estimated impairment loss for PMAG of $16 million at December 31, 2016 based on that range. The Company completed the Step 2 goodwill impairment test of the PMAG reporting unit in the first quarter of 2017, and the results indicated total impairment of the goodwill of the PMAG reporting unit of $24.9 million. The Step 2 impairment was higher than the initial estimate at December 31, 2016 due primarily to the valuation of PMAG's property, plant and equipment during the Step 2 exercise. The Company recorded the additional impairment loss of $8.9 million in the first quarter of 2017.
2016 Annual goodwill impairment testing
At March 31, 2016, we determined that the Tridien reporting unit (which is reported as a discontinued operations in the accompanying financial statements after the sale of the reporting unit in September 2016) required further quantitative testing (step 1) because we could not conclude that the fair value of the reporting unit exceeds its carrying value based on qualitative factors alone. Results of the step 1 quantitative testing of Tridien indicated that the fair value of Tridien exceeded its carrying value. For the reporting units that were tested qualitatively, the results of the qualitative analysis indicated that the fair value of those reporting units exceeded their carrying value.

A summary of the net carrying value of goodwill at March 31, 2017 and December 31, 2016, is as follows (in thousands):

	Three months ended March 31, 2017	Year ended December 31, 2016
Goodwill - gross carrying amount	514,741	507,637
Accumulated impairment losses	(24,864)	(16,000)
Goodwill - net carrying amount	$489,877	$491,637

The following is a reconciliation of the change in the carrying value of goodwill for the three months ended March 31, 2017 by operating segment (in thousands):

	Corporate (1)	5.11	Ergobaby	Liberty	Manitoba Harvest	ACI	Arnold (2)	Clean Earth	Sterno	Total
Balance as of January 1, 2017	$8,649	$92,966	$61,031	$32,828	$44,171	$58,019	$35,767	$118,224	$39,982	$491,637
Acquisition (3)	—	—	—	—	—	—	—	6,722	—	6,722
Impairment expense	—	—	—	—	—	—	(8,864)	—	—	(8,864)
Foreign currency translation	—	—	(3)	—	385	—	—	—	—	382
Balance as of March 31, 2017	$8,649	$92,966	$61,028	$32,828	$44,556	$58,019	$26,903	$124,946	$39,982	$489,877

(1)	Represents goodwill resulting from purchase accounting adjustments not "pushed down" to the ACI segment. This amount is allocated back to the ACI segment for purposes of goodwill impairment testing.

(2)	Arnold Magnetics has three reporting units PMAG, FlexMag and Precision Thin Metals with goodwill balances of $15.6 million, $4.8 million and $6.5 million, respectively.

(3)	The goodwill related to an acquisition by Clean Earth is based on a preliminary purchase price allocation.
Long lived assets
2017 Annual indefinite lived impairment testing
The Company uses a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. The Company evaluated the qualitative factors of each reporting unit that maintains indefinite lived intangible assets in connection with the annual impairment testing for 2017. Results of the qualitative analysis indicate that the carrying value of the Company’s indefinite lived intangible assets did not exceed their fair value. The Company expects to conclude the goodwill impairment testing during the quarter ended June 30, 2017.
2016 Annual indefinite lived impairment testing

The Company used a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. The Company evaluated the qualitative factors of each reporting unit that maintains indefinite lived intangible assets in connection with the annual impairment testing for 2016. Results of the qualitative analysis indicate that the carrying value of the Company’s indefinite lived intangible assets did not exceed their fair value.

Other intangible assets are comprised of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016	Weighted Average Useful Lives
Customer relationships	$305,151	$304,751	13
Technology and patents	44,850	44,710	9
Trade names, subject to amortization	128,697	128,675	13
Licensing and non-compete agreements	7,845	7,845	4
Permits and airspace	113,321	113,295	13
Distributor relations and other	606	606	5
	600,470	599,882
Accumulated amortization:
Customer relationships	(84,776)	(79,607)
Technology and patents	(19,451)	(18,290)
Trade names, subject to amortization	(8,394)	(6,833)
Licensing and non-compete agreements	(6,113)	(5,987)
Permits and airspace	(23,841)	(21,531)
Distributor relations and other	(606)	(606)
Total accumulated amortization	(143,181)	(132,854)
Trade names, not subject to amortization	72,290	72,183
Total intangibles, net	$529,579	$539,211
Amortization expense related to intangible assets was $10.3 million for the three months ended March 31, 2017, and $7.4 million for the three months ended March 31, 2016. Estimated charges to amortization expense of intangible assets over the next five years, is as follows (in thousands):

April 1, 2016 through Dec. 31, 2017	$30,606
2018	39,420
2019	38,130
2020	37,644
2021	37,341
$183,141

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

2014 Revolving Credit Facility

The 2014 Revolving Credit Facility will become due in June 2019. The Company can borrow, prepay and reborrow principal under the 2014 Revolving Credit Facility from time to time during its term. Advances under the 2014 Revolving Credit Facility can be either LIBOR rate loans (as defined below) or base rate loans. LIBOR rate revolving loans bear interest at a rate per annum equal to the London Interbank Offered Rate (the "LIBOR Rate") plus a margin ranging from 2.00% to 2.75% based on the ratio of consolidated net indebtedness to adjusted consolidated earnings before interest expense, tax expense and depreciation and amortization expenses (the "Consolidated Leverage Ratio"). Base rate revolving loans bear interest at a fluctuating rate per annum equal to the greatest of (i) the prime rate of interest, or (ii) the Federal Funds Rate plus 0.50% (the "Base Rate"), plus a margin ranging from 1.00% to 1.75% based upon the Consolidated Leverage Ratio.

Term Loans

2014 Term Loan
The 2014 Term Loan Facility expires in June 2021 and requires quarterly payments that commenced September 30, 2014, with a final payment of all remaining principal and interest due on June 6, 2021. The 2014 Term Loan Facility was issued at an original issue discount of 99.5% of par value.

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

In March 2017, the Company amended the 2014 Credit Facility (the "Fourth Amendment") to reduce the applicable rate of interest for the 2014 Term Loan and 2016 Incremental Term Loan. Under the Fourth Amendment, outstanding LIBOR loans bear interest at LIBOR plus an applicable rate of 2.75% and outstanding Base Rate loans bear interest at Base Rate plus 1.75%. Prior to the amendment, the outstanding term loans bore interest at LIBOR plus 3.25% or Base Rate plus 2.25%. In connection with the Fourth Amendment, the Company capitalized debt issuance costs of $1.2 million associated with fees charged by term loan lenders.

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

Debt Issuance Costs

Deferred debt issuance costs represent the costs associated with the entering into the 2014 Credit Facility as well as amendments to the 2014 Credit Facility, and are amortized over the term of the related debt instrument. Since the Company can borrow, repay and reborrow principal under the 2014 Revolving Credit Facility, the debt issuance costs associated with this facility have been classified as other non-current assets in the accompanying consolidated balance sheet. The debt issuance costs associated with the 2014 Term Loan and 2016 Incremental Term Loan are classified as a reduction of long-term debt in the accompanying consolidated balance sheet.

The following table summarizes debt issuance costs at March 31, 2017 and December 31, 2016, and the balance sheet classification in each of the periods presents (in thousands):

	March 31, 2017	December 31, 2016
Deferred debt issuance costs	$20,122	$18,960
Accumulated amortization	(7,180)	(6,248)
Deferred debt issuance costs, less accumulated amortization	$12,942	$12,712

Balance Sheet classification:
Other non-current assets	$4,219	$4,698
Long-term debt	8,723	8,014
	$12,942	$12,712
The following table provides the Company’s debt holdings at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Revolving Credit Facility	$—	$4,400
Term Loan	564,236	565,658
Original issue discount	(4,292)	(4,706)
Debt issuance costs - term loan	(8,723)	(8,015)
Total debt	$551,221	$557,337
Less: Current portion, term loan facilities	(5,685)	(5,685)
Long term debt	$545,536	$551,652
Net availability under the 2014 Revolving Credit Facility was approximately $546.1 million at March 31, 2017. Letters of credit outstanding at March 31, 2017 totaled approximately $3.9 million. At March 31, 2017, the Company was in compliance with all covenants as defined in the 2014 Credit Facility.

Note J — Derivative Instruments and Hedging Activities
On September 16, 2014, the Company purchased an interest rate swap ("New Swap") with a notional amount of $220 million. The New Swap is effective April 1, 2016 through June 6, 2021, the termination date of the 2014 Term Loan. The agreement requires the Company to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At March 31, 2017 and December 31, 2016, this Swap had a fair value loss of $9.4 million and $10.7 million, respectively, principally reflecting the present value of future payments and receipts under the agreement.
The Company did not elect hedge accounting for the above derivative transaction and as a result, periodic mark-to-market changes in fair value are reflected as a component of interest expense in the consolidated statement of operations.
The following table reflects the classification of the Company's interest rate swap on the consolidated balance sheets at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Other current liabilities	$3,568	$4,010
Other noncurrent liabilities	5,834	6,709
Total fair value	$9,402	$10,719

Note K — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements at March 31, 2017
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(180)	$—	$—	$(180)
Contingent consideration - acquisitions (2)	(4,830)	—	—	(4,830)
Interest rate swap	(9,402)	—	(9,402)	—
Total recorded at fair value	$(14,412)	$—	$(9,402)	$(5,010)

(1)	Represents put option issued to noncontrolling shareholders in connection with the 5.11 Tactical and Liberty acquisitions.

(2)	Represents potential earn-outs payable by Sterno Products for the acquisition of NII and Ergobaby in connection with their acquisition of Baby Tula.

	Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Equity method investment - FOX	$141,767	$141,767	$—	$—
Liabilities:
Put option of noncontrolling shareholders	(180)	—	—	(180)
Contingent consideration	(4,830)	—	—	(4,830)
Interest rate swap	(10,719)	—	(10,719)	—
Total recorded at fair value	$126,038	$141,767	$(10,719)	$(5,010)
Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1st through March 31st in 2017 and 2016 are as follows (in thousands):

	2017	2016
Balance at January 1st	$(5,010)	$(50)
Contingent consideration - acquisition	—	(1,500)
Balance at March 31st	$(5,010)	$(1,550)
Valuation Techniques
The Company has not changed its valuation techniques in measuring the fair value of any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

2014 Term Loan and 2016 Incremental Term Loan

At March 31, 2017, the carrying value of the principal under the Company’s outstanding Term Loans, including the current portion, was $564.2 million, which approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company's net leverage ratio. The estimated fair value of the outstanding 2014 Term Loan is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 in the fair value hierarchy.

Nonrecurring Fair Value Measurements

The following table provides the assets carried at fair value measured on a non-recurring basis as of March 31, 2017 and December 31, 2016.

	Fair Value Measurements at March 31, 2017				Three months ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Expense

Goodwill (1)	26,903	—	—	26,903	8,864
(1) Represents the fair value of the goodwill of the Arnold business segment. Refer to Note H "Goodwill and Other Intangible Assets" for further discussion regarding the impairment and valuation techniques applied.

	Fair Value Measurements at December 31, 2016				Year ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Expense

Goodwill	35,767	—	—	35,767	16,000
Property, Plant and Equipment (1)	—	—	—	—	1,824
Tradename (1)	—	—	—	—	317
Technology (1)	—	—	—	—	3,460
Customer relationships (1)	—	—	—	—	2,426
Permits (1)	—	—	—	—	1,177

(1) Represents the fair value of the respective assets of the Orbitbaby product line of Ergobaby and the Clean Earth Williamsport site, both of which were disposed of during 2016.

Note L — Stockholders’ Equity
Trust Common Shares
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
Trust Preferred Shares
Pursuant to the Trust Agreement, the Trust is authorized to issue up to 50,000,000 Trust preferred shares and the Company is authorized to issue a corresponding number of Trust Interests. As of March 31, 2017, the Trust had no preferred shares outstanding.
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
The sale of FOX shares in March 2017 (refer to Note F - "Investment in FOX") qualified as a Sale Event under the Company's LLC Agreement. In April 2017, with respect to the sale of FOX shares in March 2017, the Company's board of directors approved and declared a profit allocation payment totaling $25.8 million that will be paid in the second quarter of 2017.
The sale of FOX shares in March 2016 (refer to Note F - "Investment in FOX") qualified as a Sale Event under the Company's LLC Agreement. In April 2016, with respect to the March 2016 Offering, the Company's board of directors approved and declared a profit allocation payment totaling $8.6 million that was paid to Holders during the second quarter of 2016. In November 2016, with respect to the sale of FOX shares in August 2016 and the sale of Tridien, both qualifying as Sale Events, the Company's board of directors approved and declared a profit allocation payment of $7.0 million that was paid during the fourth quarter of 2016. In the fourth quarter of 2016, the Company's board of directors declared a profit allocation payment to the Allocation Interest Holders of $13.4 million related to the FOX November Offering (refer to Note F - "Investment in FOX"). This amount was paid in the first quarter of 2017.
The Company's board of directors also declared and the Company paid an $8.2 million distribution in the third quarter of 2016 to the Allocation Member in connection with a Holding Event of our ownership of the Advanced Circuits subsidiary. The payment is in respect to Advanced Circuits' positive contribution-based profit in the five year holding period ending June 30, 2016.
Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.
Basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 attributable to Holdings is calculated as follows:

	Three months ended March 31,
	2017	2016
Loss from continuing operations attributable to Holdings	$(21,945)	$(15,751)
Less: Profit Allocation paid to Holdings	13,354	—
Less: Effect of contribution based profit - Holding Event	1,258	850
Loss from continuing operation attributable to Trust shares	$(36,557)	$(16,601)

Income (loss) from discontinued operations attributable to Holdings	$340	$(272)
Less: Effect of contribution based profit	—	—
Income (loss) from discontinued operations attributable to Trust shares	$340	$(272)

Basic and diluted weighted average shares outstanding	59,900	54,300

Basic and fully diluted income (loss) per share attributable to Holdings
Continuing operations	$(0.61)	$(0.31)
Discontinued operations	0.01	—
	$(0.60)	$(0.31)

Distributions

•	On January 26, 2017, the Company paid a distribution of $0.36 per share to holders of record as of January 19, 2017. This distribution was declared on January 5, 2017.

•	On April 27, 2017, the Company paid a distribution of $0.36 per share to holders of record as of April 21, 2017. This distribution was declared on April 6, 2017.

Note M — Warranties
The Company’s Ergobaby and Liberty operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. A reconciliation of the change in the carrying value of the Company’s warranty liability for the three months ended March 31, 2017 and the year ended December 31, 2016 is as follows (in thousands):

	Three months ended March 31, 2017	Year ended December 31, 2016
Warranty liability:
Beginning balance	$1,258	$1,259
Accrual	45	252
Warranty payments	(42)	(253)
Ending balance	$1,261	$1,258

Note N — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority-owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of March 31, 2017 and December 31, 2016:

	% Ownership (1) March 31, 2017		% Ownership (1) December 31, 2016
	Primary	Fully Diluted	Primary	Fully Diluted
5.11 Tactical	97.5	85.1	97.5	85.1
Ergobaby	83.5	77.3	83.5	76.9
Liberty	88.6	84.7	88.6	84.7
Manitoba Harvest	76.6	65.1	76.6	65.6
ACI	69.4	69.3	69.4	69.3
Arnold Magnetics	96.7	84.7	96.7	84.7
Clean Earth	97.5	79.8	97.5	79.8
Sterno Products	100.0	89.5	100.0	89.5

(1)	The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	March 31, 2017	December 31, 2016
5.11 Tactical	6,336	5,934
Ergobaby	19,063	18,647
Liberty	2,783	2,681
Manitoba Harvest	13,640	13,687
ACI	(10,333)	(11,220)
Arnold Magnetics	1,235	1,536
Clean Earth	5,797	5,469
Sterno Products	1,490	1,305
Allocation Interests	100	100
	$40,111	$38,139

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
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the three months ended March 31, 2017 and 2016 are as follows:

	Three months ended March 31,
	2017	2016
United States Federal Statutory Rate	(35.0)%	(35.0)%
State income taxes (net of Federal benefits)	(2.0)	1.7
Foreign income taxes	4.4	7.9
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	1.0	21.7
Impairment expense	12.7	—
Effect of loss on equity method investment (2)	7.8	32.9
Impact of subsidiary employee stock options	0.4	1.1
Domestic production activities deduction	(0.7)	(2.3)
Effect of undistributed foreign earnings	0.7	—
Non-recognition of NOL carryforwards at subsidiaries	(2.7)	(0.6)
Other	(1.1)	1.6
Effective income tax rate	(14.5)%	29.0%

(1)	The effective income tax rate for the three months ended March 31, 2017 and 2016 includes a loss at the Company's parent, which is taxed as a partnership.

(2)	The investment in FOX is held at the Company's parent, which is taxed as a partnership, resulting in the gain or loss on the investment as a reconciling item in deriving the effective tax rate.

Note P — Defined Benefit Plan
In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $3.5 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at March 31, 2017. Net periodic benefit cost consists of the following for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016
Service cost	$131	$109
Interest cost	23	34
Expected return on plan assets	23	5
Net periodic benefit cost	$177	$148

During the three months ended March 31, 2017, Arnold contributed $0.1 million to the plan utilizing reserves from prior years over funding of the plan. For the remainder of 2017, the expected contribution to the plan will be approximately $0.6 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at March 31, 2017 were considered Level 3.

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
Note R - Subsequent Events

Allocation Interests - Profit Allocation Payment

The sale of FOX shares in a secondary offering in March 2017 qualified as a Sale Event under the Company's LLC Agreement. During the second quarter, the Company's board of directors declared a distribution to the Allocation Member in connection with the FOX Sale Event of $25.8 million. The profit allocation payment will be made during the quarter ended June 30, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the sections entitled "Forward-Looking Statements" included elsewhere in this Quarterly Report as well as those risk factors discussed in the section entitled "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2016 and Item 1A. Risk Factors in Part II of this quarterly report.
Overview
Compass Diversified Holdings, a Delaware statutory trust ("Holdings" or the "Trust"), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company (the "Company"), was also formed on November 18, 2005. The Trust and the Company (collectively "CODI") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The Trust is the sole owner of 100% of the Trust Interests, as defined in our LLC Agreement, of the Company. Pursuant to the LLC Agreement, the Trust owns an identical number of Trust Interests in the Company as exist for the number of outstanding shares of the Trust. Accordingly, our shareholders are treated as beneficial owners of Trust Interests in the Company and, as such, are subject to tax under partnership income tax provisions. The Company is the operating entity with a board of directors whose corporate governance responsibilities are similar to that of a Delaware corporation. The Company’s board of directors oversees the management of the Company and our businesses and the performance of Compass Group Management LLC ("CGM" or our "Manager"). Certain persons who are employees and partners of our Manager receive a profit allocation as owners of 61.4% of the Allocation Interests in us, as defined in our LLC Agreement.
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
We are dependent on the earnings of, and cash receipts from our businesses to meet our corporate overhead and management fee expenses and to pay distributions. These earnings and distributions, net of any minority interests in these businesses, are generally available:

•	first, to meet capital expenditure requirements, management fees and corporate overhead expenses;

•	second, to fund distributions from the businesses to the Company; and

•	third, to be distributed by the Trust to shareholders.

We acquired our existing businesses (segments) at March 31, 2017 as follows:

		Ownership Interest - March 31, 2017
Business	Acquisition Date	Primary	Diluted
Advanced Circuits	May 16, 2006	69.4%	69.3%
Liberty Safe	March 31, 2010	88.6%	84.7%
Ergobaby	September 16, 2010	83.5%	77.3%
Arnold Magnetics	March 5, 2012	96.7%	84.7%
Clean Earth	August 7, 2014	97.5%	79.8%
Sterno Products	October 10, 2014	100.0%	89.5%
Manitoba Harvest	July 10, 2015	76.6%	65.1%
5.11 Tactical	August 31, 2016	97.5%	85.1%
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

Recent Events
Divestiture of FOX shares
On March 13, 2017, Fox Factory Holding Corp. ("FOX") closed on a secondary public offering of 5,108,718 shares of FOX common stock held by CODI, which represented CODI's remaining investment in FOX. CODI received $136.1 million in net proceeds as a result of the sale.
This sale of the portion of our FOX shares in March 2017 qualified as a Sale Event under the Company's LLC Agreement. During the second quarter, our board of directors declared a distribution to the Holders of the Allocation Interests of $25.8 million in connection with the Sale Event of FOX. The profit allocation payment will be made during the quarter ended June 30, 2017.
2017 Outlook
Middle market deal flow continues to remain steady, in part due to continued attractive valuations for sellers.  High valuation levels continue to be driven by the availability of debt capital with favorable terms and financial and strategic buyers seeking to deploy available equity capital. We remain focused on marketing the Company’s attractive ownership and management attributes to potential sellers of middle market businesses and intermediaries.  In addition, we continue to pursue opportunities for add-on acquisitions by certain of our existing subsidiary companies, which can be particularly attractive from a strategic perspective.

Discontinued Operations
The results of operations for Tridien for the three months ended March 31, 2016 are presented as discontinued operations in our consolidated financial statements as a result of the sale of Tridien in September 2016. See Note D - "Discontinued Operations", to our consolidated financial statements for further discussion of the operating results of our discontinued businesses.

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
Results of Operations
In the following results of operations, we provide (i) our actual consolidated results of operations for the three months ended March 31, 2017 and 2016, which includes the historical results of operations of our businesses (operating segments) from the date of acquisition and (ii) comparative results of operations for each of our businesses on a stand-alone basis for the three months ended March 31, 2017 and 2016, where all periods presented include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable.
Consolidated Results of Operations – Compass Diversified Holdings and Compass Group Diversified Holdings LLC

	Three months ended
	March 31, 2017	March 31, 2016
(in thousands)
Net sales	$289,992	$193,287
Cost of sales	195,659	129,168
Gross profit	94,333	64,119
Selling, general and administrative expense	78,723	42,287
Fees to manager	7,848	6,371
Amortization of intangibles	10,310	7,380
Impairment expense	8,864	—
Operating (loss) income	$(11,412)	$8,081

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Net sales
On a consolidated basis, net sales for the three months ended March 31, 2017 increased by approximately $96.7 million or 50.0% compared to the corresponding period in 2016.  Our acquisition of 5.11 Tactical on August 31, 2016 contributed $78.5 million to the increase in net sales. During the three months ended March 31, 2017 compared to 2016, we also saw notable sales increases at Ergobaby ($3.2 million, primarily due to the acquisition of Baby Tula in May 2016), Clean Earth ($9.0 million, primarily due to the acquisitions of EWS and Phoenix Soil during 2016) and Sterno ($8.6 million, primarily due to the acquisition of NII in January 2016). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net sales by business segment.

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

Cost of sales
On a consolidated basis, cost of sales increased approximately $66.5 million during the three month period ended March 31, 2017, compared to the corresponding period in 2016. 5.11 Tactical accounted for $54.7 million of the increase in cost of sales during the three months ended March 31, 2017, including $13.0 million in expense related to the amortization of the inventory step-up resulting from purchase accounting, Clean Earth accounted for $5.8 million of the increase, and Sterno accounted for $5.9 million of the increase. These increases were offset by decreases in cost of sales at other operating segments, particularly Arnold ($1.3 million). Gross profit as a percentage of sales was approximately 32.5% in the three months ended March 31, 2017 compared to 33.2% in the three months ended March 31, 2016. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of cost of sales by business segment.

Selling, general and administrative expense
On a consolidated basis, selling, general and administrative expense increased approximately $36.4 million during the three month period ended March 31, 2017, compared to the corresponding period in 2016. The increase in selling, general and administrative expenses in the 2017 quarter compared to 2016 is principally the result of the 5.11 Tactical acquisition in August 2016 ($30.8 million). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense was $3.5 million in the first quarter of 2017 and $3.6 million in the first quarter of 2016.

Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended March 31, 2017, we incurred approximately $7.8 million in management fees as compared to $6.4 million in fees in the three months ended March 31, 2016. The increase in the management fees that occurred is a result of the increase in consolidated net assets resulting from the add-on acquisitions completed during the first half of 2016, and the acquisition of 5.11 Tactical in the third quarter of 2016.

Impairment expense
Arnold performed an interim impairment test at each of its reporting units in the fourth quarter of 2016, which resulted in the recording of preliminary impairment expense of the PMAG reporting unit of $16.0 million. In the first quarter of 2017, Arnold completed the impairment testing of the PMAG reporting unit and recorded an additional $8.9 million impairment expense based on the results of the Step 2 impairment testing.

Results of Operations - Our Businesses

The following discussion reflects a comparison of the historical results of operations of each of our businesses for the three month periods ending March 31, 2017 and March 31, 2016 on a stand-alone basis. For the 2016 acquisition of 5.11, the following discussion reflects pro forma results of operations for the three months ended March 31, 2016 as if we had acquired 5.11 on January 1, 2016. Where appropriate, relevant pro forma adjustments are reflected as part of the historical operating results. We believe this is the most meaningful comparison of the operating results for each of our business segments. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.

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
We made loans to, and purchased a controlling interest in, 5.11 for a net purchase price of $408.2 million in in August 2016, representing approximately 97.5% of the initial outstanding equity of 5.11 ABR Corp.
Results of Operations
The table below summarizes the income from operations data for 5.11 Tactical for the three months ended March 31, 2017, and the pro forma income from operations data for the three months ended March 31, 2016.

	Three months ended
(in thousands)	March 31, 2017	March 31, 2016
		(Pro forma)
Net sales	$78,513	$67,978
Cost of sales (1)	54,663	37,881
Gross profit	23,850	30,097
Selling, general and administrative expense (2)	30,763	27,244
Fees to manager (3)	250	250
Amortization of intangibles (4)	2,322	2,165
Income (loss) from operations	$(9,485)	$438
Pro forma results of operations of 5.11 Tactical for the three months ended March 31, 2016 include the following pro forma adjustments, applied to historical results as if we had acquired 5.11 on January 1, 2016:
(1) The purchase price allocation for 5.11 included a step-up in the value of inventory of $39.1 million which is being recognized through cost of sales over the inventory turns of 5.11 of approximately 1.3x annually. $17.4 million in expense was recognized from the date of acquisition through December 31, 2016, and $13.0 million in expense was recognized in the first quarter of 2017. The remaining amount of inventory step-up will be recognized through cost of sales in the second quarter of 2017.
(2) Selling, general and administrative expenses were increased by approximately $0.2 in the three months ended March 31, 2016 as a result of stock compensation expense related to stock options that were granted to 5.11 employees as a result of the acquisition.
(3) Represents management fees that would have been payable to the Manager in the first quarter of 2016.
(4) Represents amortization of intangible assets in the three month period ended March 31, 2016 for amortization expense associated with the allocation of the fair value of intangible assets resulting from the purchase price allocation in connection with our acquisition.
Three months ended March 31, 2017 compared to the pro forma three months ended March 31, 2016
Net sales
Net sales for the three months ended March 31, 2017 were $78.5 million as compared to net sales of $68.0 million for the three months ended March 31, 2016, an increase of $10.5 million, or 15.5%. This increase is due primarily to a $9.8 million increase in international direct-to-agency business. Direct-to-agency sales represent large non-recurring contracts consisting primarily of special-make-up (SMU) uniform product designed for large law enforcement divisions. Retail and e-commerce revenues grew $2.4 million, or 37%, driven by growing demand in direct to consumer channels. Retail revenues grew due to eight new retail store openings since March 2016 (bringing the total store count to 12 as of March 31, 2017), and a comparable store sales increase of 15%. The consumer wholesale channel experienced a $1.1 million decrease due primarily to the bankruptcy of a large outdoor retail customer.
Cost of sales
Cost of sales for the three months ended March 31, 2017 were $54.7 million as compared to $37.9 million for the comparable period in 2016, an increase of $16.8 million. Gross profit as a percentage of sales was 30.4% in the three months ended March 31, 2017 as compared to 44.3% in the three months ended March 31, 2016. Cost of sales for the three months ended March 31, 2017 includes $13.0 million in expense related to a $39.1 million inventory step-up resulting from the acquisition purchase price allocation. The total inventory step-up amount of $39.1 million will be expensed to cost of goods sold over the expected turns of 5.11's inventory. Excluding the effect of the $13.0 million of expense associated with the inventory step-up, gross profit as a percentage of sales increased 260 basis points to 46.9% for the three months ended March 31, 2017 compared to 44.3% for the three months ended March 31, 2016. This increase in gross profit percentage is due to lower product costs from efficiency in sourcing operations, improved gross margins on new product introductions, and a larger proportion of revenues from the higher margin retail and e-commerce distribution channels as compared to the prior period.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2017 was $30.8 million, or 39.2% of net sales compared to $27.2 million, or 40.1% for the comparable period in 2016. This increase in selling, general and administrative expense was primarily due to an accounts receivable reserve for a large outdoor retail customer that filed bankruptcy, eight new retail stores that were not open in the prior comparable period, and integration service fees billed by CGM to 5.11.
(Loss) income from operations
Loss from operations for the three months ended March 31, 2017 was $9.5 million, a decrease of $9.9 million when compared to income from operations of $0.4 million for the same period in 2016, based on the factors described above.
Ergobaby
Overview
Ergobaby, headquartered in Los Angeles, California, is a designer, marketer and distributor of wearable baby carriers and accessories, blankets and swaddlers, nursing pillows, and related products.  Ergobaby primarily sells its Ergobaby and Baby Tula branded products through brick-and-mortar retailers, national chain stores, online retailers, its own websites and distributors and derives approximately 57% of its sales from outside of the United States.
On May 12, 2016, Ergobaby acquired membership interests of New Baby Tula LLC (“Baby Tula”) for approximately $73.8 million, excluding a potential earn-out payment. Baby Tula designs, markets and distributes baby carriers and accessories.
Results of Operations
The table below summarizes the income from operations data for Ergobaby for the three months ended March 31, 2017 and March 31, 2016.

	Three months ended
(in thousands)	March 31, 2017	March 31, 2016
Net sales	$22,613	$19,415
Cost of sales	7,515	6,802
Gross profit	15,098	12,613
Selling, general and administrative expense	9,307	7,825
Fees to manager	125	125
Amortization of intangibles	466	573
Income from operations	$5,200	$4,090

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Net sales
Net sales for the three months ended March 31, 2017 were $22.6 million, an increase of $3.2 million or 16.5% compared to the same period in 2016. Net sales from Baby Tula for the first quarter were $5.4 million. During the second quarter of 2016, Ergobaby’s Board of Directors approved a plan to dispose of the Orbit Baby infant travel system product line. Net sales from Orbit Baby branded infant travel systems were $2.1 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, international sales were approximately $12.8 million, representing an increase of $2.4 million over the corresponding period in 2016. International sales from Baby Tula for the first quarter were $1.7 million. International sales of baby carriers and accessories, including Baby Tula, increased by approximately $2.8 million and international sales of infant travel systems decreased by approximately $0.3 million during the quarter ended March 31, 2017 as compared to the comparable quarter in 2016. Domestic sales were $9.8 million in the first quarter of 2017, reflecting an increase of $0.8 million compared to the corresponding period in 2016. The increase in domestic sales was due to a $2.4 million increase in sales of baby carrier and accessories and a $1.8 million decrease in domestic sales of infant travel systems and accessories. Baby Tula sales represent an increase of $3.6 million in domestic baby carrier and accessories sales. Baby carriers and accessories represented 100% of sales in the three months ended March 31, 2017 compared to 89.3% in the same period in 2016.

Cost of sales
Cost of sales was approximately $7.5 million for the three months ended March 31, 2017, as compared to $6.8 million for the three months ended March 31, 2016, an increase of $0.7 million. Cost of sales for Baby Tula were approximately $1.8 million. The increase in cost of sales was primarily attributable to higher sales compared to the prior period. Gross profit as a percentage of sales was 66.8% for the quarter ended March 31, 2017 compared to 65.0% for the same period in 2016.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2017 increased to approximately $9.3 million or 41.2% of net sales compared to $7.8 million or 40.3% of net sales for the same period of 2016. The $1.5 million increase in the three months ended March 31, 2017 compared to the same period in 2016 was primarily attributable to the increases in employee related costs due to increased staffing levels, increases in professional fees, and higher distribution and fulfillment and commissions due to the increase in domestic sales.

Income from operations
Income from operations for the three months ended March 31, 2017 increased $1.1 million, to $5.2 million, compared to $4.1 million for the same period of 2016.
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

Results of Operations

The table below summarizes the income from operations data for Liberty Safe for the three months ended March 31, 2017 and March 31, 2016.

	Three months ended
(in thousands)	March 31, 2017	March 31, 2016
Net sales	$27,978	$29,000
Cost of sales	20,138	19,699
Gross profit	7,840	9,301
Selling, general and administrative expense	4,979	4,071
Fees to manager	125	125
Amortization of intangibles	256	264
Income from operations	$2,480	$4,841

Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Net sales
Net sales for the quarter ended March 31, 2017 decreased approximately $1.0 million or 3.5%, to $28.0 million, compared to the corresponding quarter ended March 31, 2016. Non-Dealer sales were approximately $13.7 million in the three months ended March 31, 2017 compared to $14.3 million for the three months ended March 31, 2016 representing a decrease of $0.6 million or 4.2%. Dealer sales totaled approximately $14.3 million in the three months ended March 31, 2017 compared to $14.7 million in the same period in 2016, representing a decrease of $0.4 million or 2.7%. The decrease in first quarter 2017 sales for the non-dealer channel is primarily attributable to the bankruptcy filing by a national retailer in the first quarter of 2017. The decrease in sales in the dealer channel can be attributed to slightly softer market conditions.

Cost of sales
Cost of sales for the three months ended March 31, 2017 increased approximately $0.4 million when compared to the same period in 2016. Gross profit as a percentage of net sales totaled approximately 28.0% and 32.1% for the quarters ended March 31, 2017 and March 31, 2016, respectively. The decrease in gross profit as a percentage of sales during the three months ended March 31, 2017 compared to the same period in 2016 is primarily attributable to higher sales to national accounts, which have lower margins, in the first quarter of 2017 versus the prior year.
Selling, general and administrative expense
Selling, general and administrative expense was $5.0 million for the three months ended March 31, 2017 as compared to $4.1 million for the three months ended March 31, 2016, an increase of $0.9 million. Selling, general and administrative expense represented 17.8% of net sales in 2017 and 14.0% of net sales for the same period of 2016. The increase in selling, general and administrative expense is primarily due to the establishment of a reserve of $1.4 million on the outstanding receivables of the aforementioned mentioned retailer that filed for bankruptcy in March 2017, offset by a decrease in employee expenses for the period.

Income from operations
Income from operations decreased $2.4 million during the three months ended March 31, 2017 to $2.5 million, compared to the corresponding period in 2016. This decrease was principally the result of the decrease in sales and increase in selling, general and administrative expense, as described above.

Manitoba Harvest

Overview
Headquartered in Winnipeg, Manitoba, Manitoba Harvest is a pioneer and leader in branded, hemp-based foods and ingredients. Manitoba Harvest’s products, which management believes are one of the fastest growing in the hemp food market and among the fastest growing in the natural foods industry, are currently carried in approximately 13,000 retail stores across the United States and Canada. The Company’s hemp-exclusive, consumer-facing 100% all-natural product lineup includes hemp hearts, protein powder, hemp oil and snacks.

Results of Operations

The table below summarizes the income from operations data for Manitoba Harvest for the three months ended March 31, 2017 and March 31, 2016.

	Three months ended
(in thousands)	March 31, 2017	March 31, 2016
Net sales	$13,128	$13,717
Cost of sales	6,912	6,668
Gross profit	6,216	7,049
Selling, general and administrative expense	4,795	5,742
Fees to manager	88	88
Amortization of intangibles	1,110	856
Income from operations	$223	$363

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Net sales
Net sales for the three months ended March 31, 2017 were approximately $13.1 million as compared to $13.7 million for the three months ended March 30, 2016, a decrease of $0.6 million, or 4.3%. During the first quarter of 2017, Manitoba Harvest experienced lower retail and private label sales demand, offset partially by higher club store demand. International sales were $5.9 million in the first quarter of 2017 compared to $6.1 million in the comparable prior year.

Cost of sales
Cost of sales for the three months ended March 31, 2017 was approximately $6.9 million compared to approximately $6.7 million for the same period in 2016. Gross profit as a percentage of sales was 47.3% in the quarter ended March 31, 2017 and 51.4% in the quarter ended March 31, 2016. The decrease in gross profit in the first quarter of 2017 as compared to the same quarter in the prior year is attributable to higher raw seed cost and an increase in inventory reserves.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2017 decreased to approximately $4.8 million, or 36.5% of net sales compared to $5.7 million, or 41.9% of net sales for the same period in 2016. The $0.9 million decrease in the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to lower advertising and promotions and shipping costs.
Income from operations
Income from operations for the three months ended March 31, 2017 was approximately $0.2 million, a decrease of $0.1 million when compared to the same period in 2016, based on the factors described above.

Niche Industrial Businesses
Advanced Circuits
Overview
Advanced Circuits is a provider of small-run, quick-turn and volume production printed circuit boards ("PCBs") to customers throughout the United States. Historically, small-run and quick-turn PCBs have represented approximately 54% of Advanced Circuits’ gross revenues. Small-run and quick-turn PCBs typically command higher margins than volume production PCBs given that customers require high levels of responsiveness, technical support and timely delivery of small-run and quick-turn PCBs and are willing to pay a premium for them. Advanced Circuits is able to meet its customers’ demands by manufacturing custom PCBs in as little as 24 hours, while maintaining over 98.0% error-free production rates and real-time customer service and product tracking 24 hours per day.
Results of Operations
The table below summarizes the income from operations data for Advanced Circuits for the three month periods ended March 31, 2017 and March 31, 2016.

	Three months ended
(in thousands)	March 31, 2017	March 31, 2016
Net sales	$21,460	$21,517
Cost of sales	11,839	11,826
Gross profit	9,621	9,691
Selling, general and administrative expense	3,544	3,423
Fees to manager	125	125
Amortization of intangibles	312	311
Income from operations	$5,640	$5,832

Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Net sales
Net sales for the three months ended March 31, 2017 decreased approximately $0.1 million to $21.5 million compared to the three months ended March 31, 2016. The decrease in net sales was due to decreased sales in Quick-Turn Small-Run PCBs by approximately $0.4 million and Assembly by approximately $0.3 million, partially offset by increased sales in Quick-Turn Production by approximately $0.3 million and Long-Lead Time PCBs by approximately $0.2 million. On a consolidated basis, Quick-Turn Small-Run PCBs comprised approximately 20.8% of gross sales and Quick-turn Production PCBs represented approximately 33.5% of gross sales for the first quarter of 2017. Quick-Turn Small-Run PCBs comprised approximately 22.3% of gross sales and Quick-turn Production PCBs represented approximately 32.1% of gross sales for the first quarter of 2016.

Cost of sales
Cost of sales for both the three months ended March 31, 2017 and the three months ended March 31, 2016 were $11.8 million. Gross profit as a percentage of sales decreased 20 basis points during the three months ended March 31, 2017 compared to the corresponding period in 2016 (44.8% at March 31, 2017 compared to 45.0% at March 31, 2016) primarily as a result of sales mix.
Selling, general and administrative expense
Selling, general and administrative expense was approximately $3.5 million in the three months ended March 31, 2017 and $3.4 million in the three months ended March 31, 2016. Selling, general and administrative expense represented 16.5% of net sales for the three months ended March 31, 2017 compared to 15.9% of net sales in the corresponding period in 2016.
Income from operations
Income from operations for the three months ended March 31, 2017 was approximately $5.6 million compared to $5.8 million in the same period in 2016, a decrease of approximately $0.2 million, principally as a result of the factors described above.

Arnold Magnetics
Overview
Founded in 1895 and headquartered in Rochester, New York, Arnold Magnetics is a global manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including aerospace and defense, motorsport/automotive, oil and gas, medical, general industrial, electric utility, reprographics and advertising specialties markets. Arnold is the largest and, we believe, most technically advanced U. S. manufacturer of engineered magnets. Arnold is one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. Arnold operates a 70,000 square foot manufacturing assembly and distribution facility in Rochester, New York with nine additional facilities worldwide, including sites in the United Kingdom, Switzerland and China. Arnold serves customers via three primary product sectors:

•
Permanent Magnet and Assemblies and Reprographics (PMAG) (historically approximately 70% of net sales) - High performance magnets for precision motor/generator sensors as well as beam focusing and reprographics applications;

•	Flexmag (historically approximately 20% of net sales) - Flexible bonded magnetic materials for advertising, consumer and industrial applications; and

•	Precision Thin Metals (PTM) (historically approximately 10% of net sales) - Ultra thin metal foil products utilizing magnetic and non- magnetic alloys.
Results of Operations
The table below summarizes the income from operations data for Arnold Magnetics for the three months ended March 31, 2017 and March 31, 2016.

	Three months ended
(in thousands)	March 31, 2017	March 31, 2016
Net sales	$26,496	$27,383
Cost of sales	20,226	21,499
Gross profit	6,270	5,884
Selling, general and administrative expense	4,797	4,252
Fees to manager	125	125
Amortization of intangibles	881	881
Impairment expense	8,864	—
(Loss) income from operations	$(8,397)	$626

Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Net sales
Net sales for the three months ended March 31, 2017 were approximately $26.5 million, a decrease of $0.9 million compared to the same period in 2016. The decrease in net sales is primarily a result of a decrease in reprographic sales in the PMAG reporting unit. International sales were $11.1 million during the three months ended March 31, 2017 and $10.8 million in the three months ended March 31, 2016.

Cost of sales
Cost of sales for the three months ended March 31, 2017 were approximately $20.2 million compared to approximately $21.5 million in the same period of 2016. Gross profit as a percentage of sales increased from 21.5% for the quarter ended March 31, 2016 to 23.7% in the quarter ended March 31, 2017 principally due to improved material costs.

Selling, general and administrative expense
Selling, general and administrative expense in the three month period ended March 31, 2017 was $4.8 million as compared to approximately $4.3 million for the three months ended March 31, 2016. The increase in expense is the result of increased legal costs and professional fees.

Impairment expense
Arnold performed an interim impairment test at each of its reporting units in the fourth quarter of 2016, which resulted in the recording of preliminary impairment expense of the PMAG reporting unit of $16.0 million. In the first quarter of 2017, Arnold completed the impairment testing of the PMAG reporting unit and recorded an additional $8.9 million impairment expense based on the results of the Step 2 impairment testing.

(Loss) income from operations
Loss from operations for the three months ended March 31, 2017 was approximately $8.4 million, a decrease of $9.0 million when compared to the same period in 2016, principally as a result of the goodwill impairment expense recorded in the first quarter related to the PMAG reporting unit.

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

Results of Operations
The table below summarizes the income from operations data for Clean Earth for the three and nine month periods ended March 31, 2017 and March 31, 2016.

	Three months ended
(in thousands)	March 31, 2017	March 31, 2016
Service revenues	$47,276	$38,286
Cost of services	35,341	29,551
Gross profit	11,935	8,735
Selling, general and administrative expense	9,151	6,592
Fees to manager	125	125
Amortization of intangibles	3,105	2,976
Loss from operations	$(446)	$(958)

Three months ended March 31, 2017 compared to the three months ended March 31, 2016.
Service revenues
Revenues for the three months ended March 31, 2017 were approximately $47.3 million, an increase of $9.0 million or 23.5% compared to the same period in 2016. The increase in service revenues is primarily due to acquisitions made in the second quarter of 2016 as well as an increase in contaminated soil revenue. For the three months ended March 31, 2017, contaminated soil revenue increased 15% as compared to the same period last year, which is principally attributable to project timing as well as from a prior year acquisition. Hazardous waste revenues increased 34% principally as a result of increased drum and aerosol can volume as well as volume from a prior year acquisition. Revenue from dredged material increased for the three months ended March 31, 2017 as compared to the same period in 2016 due to a higher priced job that began in 2017. Contaminated soils represented approximately 58% of net sales for the three months ended March 31, 2017 compared to 63% for the three months ended March 31, 2016.

Cost of services
Cost of services for the three months ended March 31, 2017 were approximately $35.3 million compared to approximately $29.6 million in the same period of 2016. Gross profit as a percentage of sales increased from 22.8% for the three month period ended March 31, 2016 to 25.2% for the same period ended March 31, 2017. The increase in gross margin during the three months ended March 31, 2017 was primarily due to a higher priced dredging job that generated higher gross margins.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2017 increased to approximately $9.2 million or 19.4% of service revenues, as compared to $6.6 million or 17.2% of service revenues for the same period in 2016. The increase was primarily due to the aforementioned acquisitions and increased labor costs.

Loss from operations
Loss from operations for the three months ended March 31, 2017 was approximately $0.4 million as compared to loss from operations of $1.0 million for the three months ended March 31, 2016, a decrease of $0.5 million, primarily as a result of those factors described above.

Sterno Products
Overview

Sterno Products, headquartered in Corona, California, is a manufacturer and marketer of portable food warming fuel and creative table lighting solutions for the food service industry. Sterno Products offers a broad range of wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps. Sterno Products was formed in 2012 with the merger of two manufacturers and marketers of portable food warming fuel products, The Sterno Products Group LLC and the Candle Lamp Company, LLC. On January 22, 2016, Sterno Products acquired Northern International, Inc. ("NII"), a seller of flameless candles and outdoor lighting products through the retail segment.
Results of Operations
The table below summarizes the income from operations data for Sterno Products for the three months ended March 31, 2017 and March 31, 2016.

	Three months ended
(in thousands)	March 31, 2017	March 31, 2016
Net sales	$52,528	$43,969
Cost of sales	39,025	33,123
Gross Profit	13,503	10,846
Selling, general and administrative expenses	7,867	6,790
Management fees	125	125
Amortization of intangibles	1,859	1,519
Income from operations	$3,652	$2,412
Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Net sales
Net sales for the three months ended March 31, 2017 were approximately $52.5 million, an increase of $8.6 million or 19.5% compared to the same period in 2016. The increase in net sales is a result of the acquisition of NII in late January 2016. NII had net sales of $24.2 million in the first quarter of 2017 as compared to net sales of $15.2 million in the first quarter of 2016, post acquisition. The increase in net sales at NII was offset by a slight decrease in sales of the Sterno product line of $0.4 million due to the timing of stocking programs of key Sterno customers.
Cost of sales
Cost of sales for the three months ended March 31, 2017 were approximately $39.0 million compared to approximately $33.1 million in the same period of 2016. Gross profit as a percentage of sales increased from 24.7% for the three months ended March 31, 2016 to 25.7% for the same period ended March 31, 2017. The increase in gross margin during the three months ended March 31, 2017 primarily reflects a favorable margin mix with the acquisition of NII, manufacturing efficiencies resulting from investment in automation, and continuing favorable trends in global commodity prices.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2017 and 2016 was approximately $7.9 million and $6.8 million, respectively. Selling, general and administrative expense represented 15.0% of net sales for the three months ended March 31, 2017 as compared to 15.4% of net sales for the same period in 2016. The increase in selling, general and administrative expense during the first quarter of 2017 reflects the timing of the acquisition of NII in late January 2016 compared to the expenses for the full first quarter of 2017.
Income from operations
Income from operations for the three months ended March 31, 2017 was approximately $3.7 million, an increase of $1.2 million when compared to the same period in 2016, as a result of those factors described above.
Liquidity and Capital Resources

Liquidity

At March 31, 2017, we had approximately $115.3 million of cash and cash equivalents on hand, an increase of $75.5 million as compared to the year ended December 31, 2016. The increase in cash is due primarily to the sale of our remaining shares of our FOX investment in the first quarter of 2017, which resulted in net proceeds of $136.1 million. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.

The change in cash and cash equivalents is as follows:

	Three months ended
(in thousands)	March 31, 2017	March 31, 2016
Cash (used in) provided by operations	$(1,414)	$6,025
Cash provided by investing activities	120,015	5,847
Cash used in financing activities	(42,896)	(22,141)
Effect of exchange rates on cash and cash equivalents	(196)	(3,033)
Increase (decrease) in cash and cash equivalents	$75,509	$(13,302)

Operating Activities:

For the three months ended March 31, 2017, cash flows used in operating activities totaled approximately $1.4 million, which represents a $7.4 million decrease compared to cash provided by operating activities of $6.0 million during the three month period ended March 31, 2016 (from both continuing and discontinued operations). This decrease is principally the result of changes in cash used for working capital in the three months ended March 31, 2017 as compared to the same period in 2016, primarily as a result of the 5.11 acquisition, which occurred in the third quarter of 2016, and the effect of the cash flows from add-on acquisitions completed in 2016.

Investing Activities:

Cash flows provided by investing activities for the three months ended March 31, 2017 totaled approximately $120.0 million, compared to cash used in investing activities of $5.8 million in the same period of 2016. In the current year, we received approximately $136.1 million related to the sale of our remaining investment in FOX. The 2017 investing activities reflect an acquisition by Clean Earth in March, while the 2016 investing activities reflect the acquisition of NII by Sterno in January 2016 ($35.6 million). Capital expenditures in the three months ended March 31, 2017 increased approximately $4.5 million, due primarily to expenditures at our 5.11 business. We expect capital expenditures for the full year of 2017 to be approximately $35 million to $45 million.

Financing Activities:

Cash flows used in financing activities totaled approximately $42.9 million during the three months ended March 31, 2017 compared to cash flows used in financing activities of $22.1 million during the three months ended March 31, 2016. Financing activities reflect the payment of our quarterly distribution ($21.6 million in 2017 and $19.5 million in 2016), activity on our credit facility and the payment of a profit allocation related to the sale of FOX shares that occurred in the fourth quarter of 2016 ($13.4 million).

Intercompany Debt

A component of our acquisition financing strategy that we utilize in acquiring the businesses we own and manage is to provide both equity capital and debt capital, raised at the parent level through our existing credit facility. Our strategy of providing intercompany debt financing within the capital structure of the businesses that we acquire and manage allows us the ability to distribute cash to the parent company through monthly interest payments and amortization of the principal on these intercompany loans. Each loan to our businesses has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity. Certain of our businesses have paid down their respective intercompany debt balances through the cash flow generated by these businesses and we have recapitalized, and expect to continue to recapitalize, these businesses in the normal course of our business. The recapitalization process involves funding the intercompany debt using either cash on hand at the parent or our revolving credit facility, and serves the purpose of optimizing the capital structure at our subsidiaries and providing the noncontrolling shareholders with a distribution on their ownership interest in a cash flow positive business.

As of June 30, 2016, Manitoba Harvest was in default of certain financial covenants under the intercompany loan agreement with the Company. The Company waived the default by amending its intercompany loan agreement with Manitoba Harvest. The amendment includes certain provisions that provide relief of Manitoba Harvest’s financial covenants through June 30, 2017.

As of March 31, 2017, we had the following outstanding loans due from each of our businesses:

(in thousands)
5.11 Tactical	$171,874
Ergobaby	$81,076
Liberty	$50,325
Manitoba Harvest	$46,864
Advanced Circuits	$101,858
Arnold Magnetics	$72,365
Clean Earth	$179,437
Sterno Products	$82,691

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

We believe that we currently have sufficient liquidity and capital resources to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our Board of Directors, over the next twelve months. The quarterly distribution for the three months ended March 31, 2017 was paid on April 27, 2017 and totaled $21.6 million.
Investment in FOX
On March 13, 2017, Fox Factory Holding Corp. ("FOX") closed on a secondary public offering of 5,108,718 shares of FOX common stock held by CODI, which represented CODI's remaining investment in FOX. CODI received $136.1 million in net proceeds as a result of the sale. We acquired a controlling interest in FOX in January 2008 for approximately $80.4 million. FOX completed an initial public offering in August 2013, and additional secondary offerings in July 2014, March, August and November 2016, and March 2017. We sold shares of FOX in each of these offerings, recognizing total net proceeds of $465.1 million.

2014 Credit Facility

On June 6, 2014 we entered into a new credit facility, the 2014 Credit Facility, which replaced our then existing 2011 Credit Facility entered into in October 2011. On August 31, 2016, we entered into an Incremental Facility Amendment to the 2014 Credit Agreement. The Incremental Facility Amendment provided an increase to the 2014 Revolving Credit Facility of $150.0 million, and the 2016 Incremental Term Loan in the amount of $250.0 million. The 2014 Credit Facility now provides for (i) revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $550 million and matures in June 2019, (ii) a $325 million term loan, and (iii) a $250 million incremental term loan. Our 2014 Term Loan and 2016 Incremental Term Loan requires quarterly payments with a final payment of the outstanding principal balance due in June 2021. (Refer to Note I - "Debt" to the Condensed Consolidated Financial Statements for a complete description of our 2014 Credit Facility.)

In March 2017, we amended the 2014 Credit Facility (the "Fourth Amendment") to reduce the applicable rate of interest for the 2014 Term Loan and 2016 Incremental Term Loan. Under the Fourth Amendment, outstanding LIBOR loans bear interest at LIBOR plus an applicable rate of 2.75% and outstanding Base Rate loans bear interest at Base Rate plus 1.75%. Prior to the amendment, the outstanding term loans bore interest at LIBOR plus 3.25% or Base Rate plus 2.25%.

We had $546.1 million in net availability under the 2014 Revolving Credit Facility at March 31, 2017. The outstanding borrowings under the 2014 Revolving Credit Facility includes $3.9 million at March 31, 2017 of outstanding letters of credit.

The following table reflects required and actual financial ratios as of March 31, 2017 included as part of the affirmative covenants in our 2014 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.50:1.0	3.32:1.0
Total Debt to EBITDA Ratio	less than or equal to 4.25:1.0	2.46:1.0

We intend to use the availability under our 2014 Credit Facility and cash on hand to pursue acquisitions of additional businesses to the extent permitted under our 2014 Credit Facility, to fund distributions and to provide for other working capital needs.

Subsequent Events

Profit Allocation Payment - Sale Event
The sale of the portion of our FOX shares in March 2017 qualified as a Sale Event under the Company's LLC Agreement. During the second quarter, our board of directors declared a distribution to the Holders of the Allocation Interests of $25.8 million in connection with the Sale Event of FOX. The profit allocation payment will be made during the quarter ended June 30, 2017.

Interest Expense
We recorded interest expense totaling $7.1 million for the three months ended March 31, 2017 compared to $11.5 million for the comparable period in 2016. The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Three months ended March 31,
	2017	2016
Interest on credit facilities	$6,116	$3,439
Unused fee on Revolving Credit Facility	777	500
Amortization of original issue discount	266	168
Unrealized loss (gain) on interest rate derivatives (1)	(229)	7,228
Letter of credit fees	29	24
Other	188	119
Interest expense	$7,147	$11,478
Average daily balance of debt outstanding	$593,223	$320,116
Effective interest rate (1)	4.8%	14.3%

(1) On September 16, 2014, we purchased an interest rate swap (the "New Swap") with a notional amount of $220 million effective April 1, 2016 through June 6, 2021. The agreement requires us to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At March 31, 2017, the New Swap had a fair value loss of $9.4 million, reflecting the present value of future payments and receipts under the agreement and is reflected as a component of interest expense and other non-current liabilities. Removing the effect of the unrealized loss on the interest rate swap prior to its effective date results in an effective interest rate of 5.3% for the first quarter of 2016. Refer to "Note J - Derivatives and Hedging Activities" of the condensed consolidated financial statements.

Income Taxes
We incurred an income tax benefit of $3.6 million with an effective tax rate of (14.5)% during the three months ended March 31, 2017 compared to income tax expense of $3.3 million with an effective income tax rate of 29.0% during the same period in 2016. The impairment expense at our Arnold business accounts and non-deductible costs at the corporate level account for the majority of the remaining difference in our effective income tax rates in the first quarter of 2017, while non-deductible costs at the corporate level account for the majority of the remaining differences in the first quarter of 2016. Certain foreign operations are subject to foreign income taxation under existing provisions of the laws of those jurisdictions. Pursuant to U.S. tax laws, earnings from those jurisdictions will be subject to the U.S. income tax rate when those earnings are repatriated.

The components of income tax expense as a percentage of income from continuing operations before income taxes for the three months ended March 31, 2017 and 2016 are as follows:

	Three months ended March 31,
	2017	2016
United States Federal Statutory Rate	(35.0)%	(35.0)%
State income taxes (net of Federal benefits)	(2.0)	1.7
Foreign income taxes	4.4	7.9
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	1.0	21.7
Impairment expense	12.7	—
Effect of loss on equity method investment (2)	7.8	32.9
Impact of subsidiary employee stock options	0.4	1.1
Domestic production activities deduction	(0.7)	(2.3)
Effect of undistributed foreign earnings	0.7	—
Non-recognition of NOL carryforwards at subsidiaries	(2.7)	(0.6)
Other	(1.1)	1.6
Effective income tax rate	(14.5)%	29.0%

(1) The effective income tax rate for the three months ended March 31, 2017 and 2016 includes a loss at the Company's parent, which is taxed as a partnership.

(2) The equity method investment in FOX was held at the Company's parent, which is taxed as a partnership, resulting in the gain or loss on the investment being a reconciling item in deriving our effective tax rate.

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
Adjusted EBITDA – Adjusted EBITDA is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by; (i) non-controlling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting , due diligence, etc.,) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805; (iii) management fees, which reflect fees due quarterly to our Manager in connection with our Management Services Agreement ("MSA’), as well as Integration Services Fees paid by newly acquired companies; (iv) impairment charges, which reflect write downs to goodwill or other intangible assets; (v) gains or losses recorded in connection with our investment; (vi) gains or losses recorded in connection with the sale of fixed assets and (vii) foreign currency transaction gains or losses incurred in connection with the conversion of intercompany debt from a foreign functional currency to U.S. dollar.
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
We believe that these measurements are also useful in measuring our ability to service debt and other payment obligations. EBITDA and Adjusted EBITDA are not meant to be a substitute for GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies.
The following table reconciles EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Three months ended March 31, 2017

	Corporate	5.11 Tactical	Ergobaby	Liberty	Manitoba Harvest	Advanced Circuits	Arnold Magnetics	Clean Earth	Sterno Products	Consolidated
Net income (loss)	$(6,672)	$(7,748)	$1,794	$1,024	$(939)	$2,885	$(10,547)	$(2,388)	$1,456	$(21,135)
Adjusted for:
Provision (benefit) for income taxes	—	(5,384)	1,139	456	(71)	580	365	(1,444)	711	(3,648)
Interest expense, net	6,991	29	—	—	4	—	—	112	—	7,136
Intercompany interest	(15,503)	3,528	1,635	988	1,115	2,092	1,711	3,224	1,210	—
Depreciation and amortization	(105)	17,655	1,254	621	1,539	939	2,130	5,348	3,213	32,594
EBITDA	(15,289)	8,080	5,822	3,089	1,648	6,496	(6,341)	4,852	6,590	14,947
Gain on sale of business	(340)	—	—	—	—	—	—	—	—	(340)
(Gain) loss on sale of fixed assets	—	—	—	3	—	(10)	(9)	(42)	—	(58)
Non-controlling shareholder compensation	—	544	121	(15)	172	6	51	388	185	1,452
Impairment expense	—	—	—	—	—	—	8,864	—	—	8,864
Integration services fee	—	875	—	—	—	—	—	—	—	875
Loss on equity method investment	5,620	—	—	—	—	—	—	—	—	5,620
Gain on foreign currency transaction and other	(390)	—	—	—	—	—	—	—	—	(390)
Management fees	6,761	250	125	125	87	125	125	125	125	7,848
Adjusted EBITDA	$(3,638)	$9,749	$6,068	$3,202	$1,907	$6,617	$2,690	$5,323	$6,900	$38,818

Adjusted EBITDA
Three months ended March 31, 2016

	Corporate	5.11 Tactical	Ergobaby	Liberty	Manitoba Harvest	Advanced Circuits	Arnold Magnetics	Clean Earth	Sterno Products	Consolidated
Net income (loss) (1)	$(17,284)		$2,129	$2,490	$(799)	$3,063	$(1,538)	$(2,361)	$28	$(14,272)
Adjusted for:		Not Applicable
Provision (benefit) for income taxes	—		1,368	1,188	138	1,477	389	(1,608)	344	3,296
Interest expense, net	11,314		—	—	1	—	(1)	136	12	11,462
Intercompany interest	(10,097)		517	1,045	858	1,251	1,687	2,758	1,981	—
Depreciation and amortization	109		914	780	1,368	934	2,323	5,074	3,512	15,014
EBITDA	(15,958)		4,928	5,503	1,566	6,725	2,860	3,999	5,877	15,500
(Gain) loss on sale of fixed assets	—		—	—	—	(10)	1	(5)	—	(14)
Non-controlling shareholder compensation	—		195	298	230	6	55	270	134	1,188
Acquisition related expenses	—		300	—	—	—	—	—	189	489
Integration services fee	—		—	—	250	—	—	—	—	250
Loss on equity method investment	10,623		—	—	—	—	—	—		10,623
Gain on foreign currency transaction and other	(3,317)		—	—	—	—	—	—	—	(3,317)
Management fees	5,536		125	125	84	125	125	125	125	6,370
Adjusted EBITDA (2)	$(3,116)		$5,548	$5,926	$2,130	$6,846	$3,041	$4,389	$6,325	$31,089

(1) Net income (loss) does not include income from discontinued operations for the three months ended March 31, 2016.

(2) As a result of the sale of our Tridien subsidiary in September 2016, Adjusted EBITDA for the three months ended March 31, 2016 does not include Adjusted EBITDA from Tridien of $(0.2) million.

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

	Three Months Ended
(in thousands)	March 31, 2017	March 31, 2016
Net loss	$(21,135)	$(15,027)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	31,395	14,908
Impairment expense	8,864	—
Gain on sale of businesses	(340)	—
Amortization of debt issuance costs and original issue discount	1,199	738
Unrealized (gain) loss on interest rate hedges	(229)	7,228
Loss on equity method investment	5,620	10,623
Noncontrolling shareholder charges	1,452	1,189
Provision for loss on receivables	3,318	130
Deferred taxes	(7,634)	214
Other	318	(191)
Changes in operating assets and liabilities	(24,242)	(13,787)
Net cash (used in) provided by operating activities	(1,414)	6,025
Plus:
Unused fee on revolving credit facility	777	500
Integration services fee (1)	875	250
Successful acquisition costs	—	489
Changes in operating assets and liabilities	24,242	13,787
Less:
Payments on swap	1,089	500
Maintenance capital expenditures: (2)
Compass Group Diversified Holdings LLC	—	—
5.11 Tactical	1,462	—
Advanced Circuits	34	465
Arnold	668	670
Clean Earth	1,762	902
Ergobaby	137	45
Liberty	143	643
Manitoba Harvest	158	210
Sterno Products	367	538
Tridien	—	211
Realized gain from foreign currency (3)	390	3,079
Other (4)	3,356	187
Estimated cash flow available for distribution and reinvestment	$14,914	$13,601

Distribution paid in April 2017/2016	$(21,564)	$(19,548)

(1) Represents fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership, payable quarterly.
(2) Represents maintenance capital expenditures that were funded from operating cash flow, net of proceeds from the sale of property, plant and equipment, and excludes growth capital expenditures of approximately $3.9 million for the three months ended March 31, 2017 and $0.7 million for the three months ended March 31, 2016.

(3)	Reflects the foreign currency transaction gain or loss resulting from the Canadian dollar intercompany loans issued to Manitoba Harvest.

(4)	Includes amounts for the establishment of accounts receivable reserves related to a retail customer who filed bankruptcy during the first quarter of 2017.

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

Related Party Transactions
Equity method investment in FOX
In March 2017, FOX closed on a secondary offering through which the Company sold their remaining 5,108,718 shares in FOX for total net proceeds of $136.1 million, after the underwriter's discount of $8.9 million. Subsequent to the sale of FOX shares in March 2017, the Company no longer holds an ownership interest in FOX. The sale of FOX shares in a secondary offering in March 2017 qualified as a Sale Event under the Company's LLC Agreement. During the second quarter, the Company's board of directors declared a distribution to the Allocation Member in connection with the FOX Sale Event of $25.8 million. The profit allocation payment will be made during the quarter ended June 30, 2017.

The following table reflects the year to date activity from our investment in FOX (in thousands):

2017
Balance January 1, 2017	$141,767
Proceeds from sale of FOX shares	(136,147)
Mark-to-market adjustment - March 7, 2017 (1)	(5,620)
Balance March 31, 2017	$—

(1) Represents the unrealized loss on the investment in FOX as of the date of the FOX secondary offering through which we sold our remaining shares in FOX.

5.11 - Related Party Vendor Purchases
5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the quarter ended March 31, 2017, 5.11 purchased approximately $1.4 million in inventory from this vendor.
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
The table below summarizes the payment schedule of our contractual obligations at March 31, 2017:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$681,565	$32,589	$68,131	$580,845
Operating lease obligations (2)	92,467	12,013	24,695	17,333	38,426
Purchase obligations (3)	313,524	158,096	89,928	65,500
Total (4)	$1,087,556	$202,698	$182,754	$663,678	$38,426

(1)	Reflects commitment fees and letter of credit fees under our 2014 Revolving Credit Facility and amounts due, together with interest on our 2014 Term Loan and 2016 Incremental Term Loan.

(2)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms.

(3)
Reflects non-cancelable commitments as of March 31, 2017, including: (i) shareholder distributions of $86.3 million; (ii) estimated management fees of $32.8 million per year over the next five years, and (iii) other obligations including amounts due under employment agreements. Distributions to our shareholders are approved by our Board of Directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.

(4)
The contractual obligation table does not include approximately $10.5 million in liabilities associated with unrecognized tax benefits as of March 31, 2017 as the timing of the recognition of this liability is not certain. The amount of the liability is not expected to significantly change in the next twelve months.

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
Except as set forth below, our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended December 31, 2016, as filed with the Securities and Exchange Commission ("SEC").
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

2017 Annual Impairment Testing

At March 31, 2017, we determined that the Manitoba Harvest reporting unit required further quantitative testing (step 1) because we could not conclude that the fair value of the reporting unit exceeds its carrying value based on qualitative factors alone. For the step 1 quantitative impairment test at Manitoba, the Company utilized an income approach. The weighted average cost of capital used in the income approach at Manitoba was 12.0%. Results of the step 1 quantitative testing of Manitoba Harvest indicated that the fair value of Manitoba Harvest exceeded its carrying value. For the reporting units that were tested qualitatively, the results of the qualitative analysis indicated that the fair value of those reporting units exceeded their carrying value. The Company expects to conclude the goodwill impairment testing during the quarter ended June 30, 2017.
2016 Interim Impairment Testing
As a result of decreases in forecasted revenue, operating income and cash flows at Arnold, as well as a shortfall in revenue and operating income during the latter half of 2016 as compared to budgeted amounts, we determined that it was necessary to perform interim goodwill impairment testing on each of the three reporting units at Arnold. We performed Step 1 of the goodwill impairment assessment at December 31, 2016. For purposes of Step 1 for the Arnold reporting units, we estimated the fair value of the reporting unit using only an income approach, whereby we estimate the fair value of a reporting unit based on the present value of future cash flows. We do not believe that the market approach results in relevant data points for market multiples or comparative data from comparable public companies since most of Arnold's competitors are privately held and do not publish data that can be used in a market approach. In the income approach, we used a weighted average cost of capital of 12.5% for PMAG, 12.0% for FlexMag, and 13.0% for PTM. Results of the Step 1 testing for Arnold's FlexMag and PTM reporting units indicated that the fair value of these reporting units exceeded their carrying value by 34% and 38%, respectively. The results of the Step 1 test for the PMAG unit indicated a potential impairment of goodwill and the Company performed the second step of goodwill impairment testing (Step 2) to determine the amount of impairment of the PMAG reporting unit.
We had not completed the Step 2 testing for PMAG at December 31, 2016, and recorded an estimated impairment loss for PMAG of $16 million based on a range of impairment loss. During the first quarter of 2017, we recorded an additional $8.9 million of goodwill impairment after the results of the Step 2 indicated total goodwill impairment of the PMAG reporting unit of $24.9 million. The Step 2 impairment was higher than the initial estimate at December 31, 2016 due primarily to the valuation of PMAG's property, plant and equipment during the Step 2 exercise.

Indefinite-lived intangible assets
We use a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. Our indefinite-lived intangible assets consist of trade names with a carrying value of approximately $72.3 million. The Manitoba Harvest trade name, which had a carrying value of $12.4 million at March 31, 2017, was included in the Step 1 impairment testing for Manitoba Harvest as noted above. The results of the qualitative analysis of our other reporting unit's indefinite lived intangible assets, which we completed as of March 31, 2017, indicated that the fair value of the indefinite lived intangible assets exceeded their carrying value. The Company expects to conclude the goodwill impairment testing during the quarter ended June 30, 2017.
Recent Accounting Pronouncements
Refer to Note B - "Presentation and Principles of Consolidation" to our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk since December 31, 2016. For a further discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 2, 2017.

ITEM 4. CONTROLS AND PROCEDURES
As required by Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15(b), Holdings’ Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures, (as defined in Exchange Act Rules 13a-15(e) and 15d - 15(e)), as of March 31, 2017. Based on that evaluation, the Holdings’ Regular Trustees and the

Table of Contents

Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of March 31, 2017.

There have been no material changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There have been no material changes to those legal proceedings associated with the Company’s and Holdings’ business together with legal proceedings for the businesses discussed in the section entitled "Legal Proceedings" disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 2, 2017.

ITEM 1A. RISK FACTORS

There have been no material changes in those risk factors and other uncertainties associated with the Company and Holdings discussed in the section entitled "Risk Factors" disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 2, 2017.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1*	Fourth Amendment to the Credit Agreement, dated March 16, 2017, by and among Compass Group Diversified Holdings LLC, Bank of America, N.A., and the lenders thereto

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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
Date: May 3, 2017
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 3, 2017

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Fourth Amendment to the Credit Agreement, dated March 16, 2017, by and among Compass Group Diversified Holdings LLC, Bank of America, N.A., and the lenders thereto

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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