Form 10-Q
period 2017-06-30
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2017-08-02
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of August 1, 2017, there were 59,900,000 Trust common shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2017

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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, contains both historical and forward-looking statements. We may, in some cases, use words such as "project," "predict," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could," "potentially," "may," or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,287	$39,772
Accounts receivable, net	194,823	181,191
Inventories	229,465	212,984
Prepaid expenses and other current assets	25,922	18,872
Total current assets	489,497	452,819
Property, plant and equipment, net	157,588	142,370
Investment in FOX (refer to Note F)	—	141,767
Goodwill	630,143	491,637
Intangible assets, net	516,512	539,211
Other non-current assets	9,205	9,351
Total assets	$1,802,945	$1,777,155
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$78,024	$61,512
Accrued expenses	97,969	91,041
Due to related party	7,598	20,848
Current portion, long-term debt	5,685	5,685
Other current liabilities	14,000	23,435
Total current liabilities	203,276	202,521
Deferred income taxes	126,538	110,838
Long-term debt	548,546	551,652
Other non-current liabilities	18,352	17,600
Total liabilities	896,712	882,611
Stockholders’ equity
Trust preferred shares, 50,000 authorized; 4,000 shares issued and outstanding at June 30, 2017	96,577	—
Trust common shares, no par value, 500,000 authorized; 59,900 shares issued and outstanding at June 30, 2017 and December 31, 2016	924,680	924,680
Accumulated other comprehensive loss	(5,550)	(9,515)
Accumulated deficit	(153,439)	(58,760)
Total stockholders’ equity attributable to Holdings	862,268	856,405
Noncontrolling interest	43,965	38,139
Total stockholders’ equity	906,233	894,544
Total liabilities and stockholders’ equity	$1,802,945	$1,777,155
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Net sales	$256,963	$169,942	$499,679	$324,943
Service revenues	50,418	44,234	97,694	82,520
Total net revenues	307,381	214,176	597,373	407,463
Cost of sales	162,150	107,953	322,468	207,570
Cost of service revenues	35,511	29,553	70,852	59,104
Gross profit	109,720	76,670	204,053	140,789
Operating expenses:
Selling, general and administrative expense	79,575	44,767	158,298	87,054
Management fees	8,183	6,588	16,031	12,959
Amortization expense	14,779	8,163	25,089	15,543
Impairment expense	—	—	8,864	—
Loss on disposal of assets	—	6,663	—	6,663
Operating income (loss)	7,183	10,489	(4,229)	18,570
Other income (expense):
Interest expense, net	(8,418)	(7,366)	(15,554)	(18,828)
Amortization of debt issuance costs	(1,003)	(570)	(1,936)	(1,140)
Gain (loss) on investment in FOX	—	18,889	(5,620)	8,266
Other income (expense), net	952	(1,837)	930	1,419
Income (loss) from continuing operations before income taxes	(1,286)	19,605	(26,409)	8,287
Provision (benefit) for income taxes	1,454	1,588	(2,194)	4,884
Income (loss) from continuing operations	(2,740)	18,017	(24,215)	3,403
Income from discontinued operations, net of income tax	—	1,341	—	928
Gain on sale of discontinued operations, net of income tax	—	—	340	—
Net income (loss)	(2,740)	19,358	(23,875)	4,331
Less: Net income (loss) attributable to noncontrolling interest	1,372	(70)	1,842	1,067
Less: Net income from discontinued operations attributable to noncontrolling interest	—	189	—	48
Net income (loss) attributable to Holdings	$(4,112)	$19,239	$(25,717)	$3,216
Amounts attributable to Holdings
Income (loss) from continuing operations	(4,112)	18,087	(26,057)	2,336
Income from discontinued operations, net of income tax	—	1,152	—	880
Gain on sale of discontinued operations, net of income tax	—	—	340	—
Net income (loss) attributable to Holdings	$(4,112)	$19,239	$(25,717)	$3,216
Basic and fully diluted income (loss) per common share attributable to Holdings (refer to Note L)
Continuing operations	$(0.53)	$0.31	$(1.14)	$0.02
Discontinued operations	—	0.02	0.01	0.01
	$(0.53)	$0.33	$(1.13)	$0.03
Weighted average number of shares of trust common stock outstanding – basic and fully diluted	59,900	54,300	59,900	54,300
Cash distributions declared per common share (refer to Note L)	$0.36	$0.36	$0.72	$0.72

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016

Net income (loss)	$(2,740)	$19,358	$(23,875)	$4,331
Other comprehensive income (loss)
Foreign currency translation adjustments	2,554	(632)	3,585	4,588
Pension benefit liability, net	324	(713)	380	(1,236)
Other comprehensive income (loss)	2,878	(1,345)	3,965	3,352
Total comprehensive income (loss), net of tax	138	18,013	(19,910)	7,683
Less: Net income attributable to noncontrolling interests	1,372	119	1,842	1,115
Less: Other comprehensive income (loss) attributable to noncontrolling interests	473	(29)	659	1,197
Total comprehensive income (loss) attributable to Holdings, net of tax	$(1,707)	$17,923	$(22,411)	$5,371
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares	Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Total Stockholders’ Equity
Balance — January 1, 2017	$—	$924,680	$(58,760)	$(9,515)	$856,405	$38,139	$894,544
Net income (loss)	—	—	(25,717)	—	(25,717)	1,842	(23,875)
Total comprehensive income, net	—	—	—	3,965	3,965	—	3,965
Issuance of Trust preferred shares, net of offering costs	96,577	—	—	—	96,577	—	96,577
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	3,250	3,250
Effect of issuance of subsidiary stock	—	—	—	—	—	40	40
Acquisition of Crosman	—	—	—	—	—	694	694
Distribution to Allocation Interest holders (refer to Note L)	—	—	(25,834)	—	(25,834)	—	(25,834)
Distributions paid	—	—	(43,128)	—	(43,128)	—	(43,128)
Balance — June 30, 2017	$96,577	$924,680	$(153,439)	$(5,550)	$862,268	$43,965	$906,233
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six months ended June 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income (loss)	$(23,875)	$4,331
Income from discontinued operations	—	928
Gain on sale of discontinued operations, net	340	—
Net income (loss) from continuing operations	(24,215)	3,403
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	15,761	11,488
Amortization expense	46,821	17,197
Impairment expense	8,864	—
Loss on disposal of assets	—	6,663
Amortization of debt issuance costs and original issue discount	2,460	1,475
Unrealized loss on interest rate swap	1,268	9,983
Noncontrolling stockholder stock based compensation	3,250	2,048
Excess tax benefit from subsidiary stock options exercised	—	(366)
Loss (gain) on investment in FOX	5,620	(8,266)
Provision for loss on receivables	3,327	203
Deferred taxes	(11,940)	(6,124)
Other	704	42
Changes in operating assets and liabilities, net of acquisition:
Decrease in accounts receivable	2,201	8,746
Increase in inventories	(12,072)	(1,012)
(Increase) decrease in prepaid expenses and other current assets	(3,751)	107
Decrease in accounts payable and accrued expenses	(2,430)	(2,400)
Net cash provided by operating activities - continuing operations	35,868	43,187
Net cash provided by operating activities - discontinued operations	—	2,347
Cash provided by operating activities	35,868	45,534
Cash flows from investing activities:
Acquisitions, net of cash acquired	(158,980)	(133,430)
Purchases of property and equipment	(19,561)	(10,491)
Net proceeds from sale of equity investment	136,147	47,685
Payment of interest rate swap	(2,115)	(1,794)
Purchase of noncontrolling interest	—	(1,476)
Proceeds from sale of business	340	182
Other investing activities	(217)	33
Net cash used in investing activities - continuing operations	(44,386)	(99,291)
Net cash used in investing activities - discontinued operations	—	(298)
Cash used in investing activities	(44,386)	(99,589)

COMPASS DIVERSIFED HOLDINGS CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
(in thousands)	2017	2016
Cash flows from financing activities:
Proceeds from the issuance of Trust preferred shares, net	96,577	—
Borrowings under credit facility	171,500	187,200
Repayments under credit facility	(175,093)	(110,825)
Distributions paid	(43,128)	(39,096)
Net proceeds provided by noncontrolling shareholders	734	3,755
Distributions paid to noncontrolling shareholders	—	(23,630)
Distributions paid to allocation interest holders (refer to Note L)	(39,188)	(8,633)
Repurchase of subsidiary stock	—	(15,407)
Excess tax benefit from subsidiary stock options exercised	—	366
Debt issuance costs	(1,433)	—
Other	(1,437)	(561)
Net cash provided by (used in) financing activities	8,532	(6,831)
Foreign currency impact on cash	(499)	(3,823)
Net decrease in cash and cash equivalents	(485)	(64,709)
Cash and cash equivalents — beginning of period (1)	39,772	85,869
Cash and cash equivalents — end of period (2)	$39,287	$21,160
(1) Includes cash from discontinued operations of $0.6 million at January 1, 2016.
(2) Tridien had no cash balance as of June 30, 2016.

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017

Note A — Organization and Business Operations
Compass Diversified Holdings, a Delaware statutory trust (the "Trust" or "Holdings"), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability company (the "Company" or "CODI"), was also formed on November 18, 2005 with equity interests which were subsequently reclassified as the "Allocation Interests". The Trust and the Company were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. In accordance with the amended and restated Trust Agreement, dated as of December 6, 2016 (the "Trust Agreement"), the Trust is sole owner of 100% of the Trust Interests (as defined in the Company’s amended and restated operating agreement, dated as of December 6, 2016 (as amended and restated, the "LLC Agreement")) of the Company and, pursuant to the LLC Agreement, the Company has, outstanding, the identical number of Trust Interests as the number of outstanding shares of the Trust. The Company is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.
The Company is a controlling owner of nine businesses, or reportable operating segments, at June 30, 2017. The segments are as follows: 5.11 Acquisition Corp. ("5.11" or "5.11 Tactical"), CBCP Acquisition Corp. ("Crosman"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Liberty Safe and Security Products, Inc. ("Liberty Safe" or "Liberty"), Fresh Hemp Foods Ltd. ("Manitoba Harvest"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold" or "Arnold Magnetics"), Clean Earth Holdings, Inc. ("Clean Earth"), and Sterno Products, LLC ("Sterno" or "Sterno Products"). Refer to Note E - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability company ("CGM" or the "Manager"), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a management services agreement ("MSA").
Note B - Presentation and Principles of Consolidation
The condensed consolidated financial statements for the three and six month periods ended June 30, 2017 and June 30, 2016, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Seasonality
Earnings of certain of the Company’s operating segments are seasonal in nature. Earnings from Liberty are typically lowest in the second quarter due to lower demand for safes at the onset of summer. Crosman typically has higher sales in the third and fourth quarter each year, reflecting the hunting and holiday seasons. Earnings from Clean Earth are typically lower during the winter months due to the limits on outdoor construction and development activity because of the colder weather in the Northeastern United States. Sterno Products typically has higher sales in the second and fourth quarter of each year, reflecting the outdoor summer and holiday seasons, respectively.
Consolidation
The condensed consolidated financial statements include the accounts of Holdings and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Discontinued Operations
During the third quarter of 2016, the Company completed the sale of Tridien Medical, Inc. ("Tridien"). The results of operations of Tridien are reported as discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2016. Refer to Note D - "Discontinued Operations" for additional information. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.
Recently Adopted Accounting Pronouncements
In January 2017, the FASB issued new accounting guidance to simplify the accounting for goodwill impairment. The guidance removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new guidance, a goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains largely unchanged. Entities will continue to have the option to perform a qualitative test to determine if a quantitative test is necessary. The guidance is effective for fiscal years and interim periods within those years, after December 31, 2019, with early adoption permitted for any goodwill impairment tests performed after January 1, 2017 and will be applied prospectively. The Company adopted this guidance early, effective January 1, 2017, on a prospective basis, and will apply the guidance as necessary to annual and interim goodwill testing performed subsequent to January 1, 2017.
Recently Issued Accounting Pronouncements
In March 2017, the FASB issued new guidance that will require employers that sponsor defined benefit plans to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period, and requires the other components of net periodic pension cost to be presented in the income statement separately from the service component cost and outside a subtotal of income from operations. The new guidance shall be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company's Arnold business segment has a defined benefit plan covering substantially all of Arnold's employees at its Switzerland location. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.
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
In August 2016, the FASB issued an accounting standard update which updates the guidance as to how certain cash receipts and cash payments should be presented and classified within the statement of cash flows. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
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

Note C — Acquisitions

Acquisition of Crosman
On June 2, 2017, CBCP Acquisition Corp. (the "Buyer"), a wholly owned subsidiary of the Company, entered into an equity purchase agreement pursuant to which it acquired all of the outstanding equity interests of Bullseye Acquisition Corporation, ("Bullseye"), the indirect owner of the equity interests of Crosman Corp. ("Crosman"). Crosman is a designer, manufacturer and marketer of airguns, archery products and related accessories. Headquartered in Bloomfield, New York, Crosman serves over 425 customers worldwide, including mass merchants, sporting goods retailers, online channels and distributors serving smaller specialty stores and international markets. Its diversified product portfolio includes the widely known Crosman, Benjamin and CenterPoint brands.

The Company made loans to, and purchased a 98.9% controlling interest in, Crosman Corp. The purchase price, including proceeds from noncontrolling interests and net of transaction costs, was approximately $150.8 million. Crosman management invested in the transaction along with the Company, representing approximately 1.1% initial noncontrolling interest on a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of Crosman. CGM will receive integration service fees of $1.5 million payable quarterly over a twelve month period as services are rendered beginning in the quarter ended September 30, 2017. The Company incurred $1.4 million of transaction costs in conjunction with the Crosman acquisition, which was included in selling, general and administrative expense in the consolidated statements of income during the second quarter of 2017.

The results of operations of Crosman have been included in the consolidated results of operations since the date of acquisition. Crosman's results of operations are reported as a separate operating segment as a branded consumer business. The table below provides the preliminary recording of assets acquired and liabilities assumed as of the acquisition date. The preliminary purchase price allocation has not been completed and the excess of purchase price over net assets acquired has been recorded as goodwill. The Company expects to have a provisional recording of the purchase price allocation in the September 30, 2017 financial statements.

Crosman - Amounts recognized as of the acquisition date
(in thousands)
Assets:
Cash	$429
Accounts receivable (1)	16,751
Inventory	25,598
Property, plant and equipment	10,963
Intangible assets	—
Goodwill	139,434
Other current and noncurrent assets	2,348
Total assets	$195,523

Liabilities and noncontrolling interest:
Current liabilities	$15,502
Other liabilities	91,268
Deferred tax liabilities	27,286
Noncontrolling interest	694
Total liabilities and noncontrolling interest	$134,750

Net assets acquired	$60,773
Noncontrolling interest	694
Intercompany loans to business	90,742
$152,209

Acquisition Consideration
Purchase price	$151,800
Cash acquired	1,417
Working capital adjustment	(1,008)
Total purchase consideration	152,209
Less: Transaction costs	1,397
Purchase price, net	$150,812
(1) Includes $18.0 million of gross contractual accounts receivable of which $1.2 million was not expected to be collected. The fair value of accounts receivable approximated book value acquired.

Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and is not expected to be deductible for income tax purposes. The Company expects to complete the preliminary purchase price allocation during the third quarter of 2017 and will allocate excess purchase price fair value to intangible assets, property, plant and equipment and inventory.

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

The Company made loans to, and purchased a 97.5% controlling interest in, 5.11 ABR Corp. The purchase price, including proceeds from noncontrolling interest and net of transaction costs, was approximately $408.2 million. 5.11 management invested in the transaction along with the Company, representing approximately 2.5% initial noncontrolling interest on a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of 5.11. CGM will receive integration service fees of $3.5 million payable quarterly over a twelve month period as services are rendered beginning in the quarter ended December 31, 2016.

The results of operations of 5.11 have been included in the consolidated results of operations since the date of acquisition. 5.11's results of operations are reported as a separate operating segment. The Company incurred $2.1 million of transaction costs in conjunction with the 5.11 acquisition, which was included in selling, general and administrative expense in the consolidated statements of income during the year of acquisition. The allocation of the purchase price, which was finalized during the fourth quarter of 2016, was based upon management's estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates were based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets and current and other liabilities were estimated at their historical carrying values. Property, plant and equipment was valued through a purchase price appraisal and will be depreciated on a straight-line basis over the respective remaining useful lives. Goodwill was calculated as the excess of the consideration transferred over the fair value of the identifiable net assets and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. The goodwill of $93.0 million reflects the strategic fit of 5.11 in the Company's branded products business and is not expected to be deductible for income tax purposes.

The customer relationships intangible asset was valued at $75.2 million using an excess earnings methodology, in which an asset is valuable to the extent it enables its owners to earn a return in excess of the required returns on and of the other assets utilized in the business. The tradename intangible asset ($48.7 million) and the design patent technology asset ($4.0 million) were valued using a royalty savings methodology, in which an asset is valuable to the extent that the ownership of the asset relieves the company from the obligation of paying royalties for the benefits generated by the asset.
Unaudited pro forma information
The following unaudited pro forma data for the three and six months ended June 30, 2017 and June 30, 2016 gives effect to the acquisition of Crosman and 5.11 Tactical, as described above, as if the acquisitions had been completed as of January 1, 2016, and the sale of Tridien as if the disposition had been completed on January 1, 2016. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Net sales	$326,236	$311,522	$639,019	$596,328
Gross profit	114,237	114,263	214,799	214,717
Operating income (loss)	7,047	11,443	(4,719)	17,639
Net income (loss)	(1,182)	13,658	(23,103)	(4,125)
Net income (loss) attributable to Holdings	(2,554)	13,733	(24,945)	(5,156)
Basic and fully diluted net income (loss) per share attributable to Holdings	$(0.52)	$0.23	$(1.12)	$(0.12)

Other acquisitions
Ergobaby
On May 11, 2016, the Company's Ergobaby subsidiary acquired all of the outstanding membership interests in New Baby Tula LLC ("Baby Tula"), a maker of premium baby carriers, toddler carriers, slings, blankets and wraps. The purchase price was $73.8 million, net of transaction costs, plus a potential earn-out of $8.2 million based on 2017 financial performance. Ergobaby paid $0.8 million in transaction costs in connection with the acquisition. Ergobaby funded the acquisition and payment of related transaction costs through the issuance of an additional $68.2 million in intercompany loans with the Company, and the issuance of $8.2 million in Ergobaby shares to the selling shareholders. Ergobaby recorded a purchase price allocation of $13.2 million in goodwill, which is expected to be deductible for income tax purposes, $55.3 million in intangible assets comprised of $52.9 million in finite lived tradenames, $1.7 million in non-compete agreements, $0.7 million in customer relationships, and $4.8 million in inventory step-up. In addition, the earn-out provision of the purchase price was allocated a fair value of $3.8 million. The remainder of the purchase consideration was allocated to net assets acquired. The Company finalized the purchase price for the Baby Tula acquisition during the fourth quarter of 2016.
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
On April 15, 2016, Clean Earth acquired certain assets of Phoenix Soil, LLC ("Phoenix Soil") and WIC, LLC (together with Phoenix Soil, the "Sellers"). Phoenix Soil is based in Plainville, Connecticut and provides environmental services for nonhazardous contaminated soil materials with a primary focus on soil. Phoenix Soil recently completed its transition to a new 58,000 square foot thermal desorption facility owned by WIC, LLC. The acquisition increased Clean Earth's soil treatment capabilities and expanded its geographic footprint into New England. Clean Earth financed the acquisition and payment of related transaction costs through the issuance of additional intercompany loans with the Company. In connection with the acquisition, Clean Earth recorded a purchase price allocation of $3.2 million in goodwill and $5.6 million in intangible assets.

Sterno Products
On January 22, 2016, Sterno Products, a wholly owned subsidiary of the Company, acquired all of the outstanding stock of Northern International, Inc. ("NII"), for a total purchase price of approximately $35.8 million (C$50.6 million), plus a potential earn-out opportunity payable over the next two years up to a maximum amount of $1.8 million (C$2.5 million), and is subject to working capital adjustments. The contingent consideration was fair valued at $1.5 million, based on probability weighted models of the achievement of certain performance based financial targets. Headquartered in Coquitlam, British Columbia, Canada, NII sells flameless candles and outdoor lighting products through the retail segment. Sterno Products financed the acquisition and payment of the related transaction costs through the issuance of an additional $37.0 million in intercompany loans with the Company.
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

Operating results of discontinued operations
Summarized operating results of Tridien for the three and six months ended June 30, 2016 are as follows:

(in thousands)	Three months ended June 30, 2016	Six months ended June 30, 2016
Net sales	$15,212	$29,972
Gross profit	2,551	4,693
Operating income (loss)	47	(530)
Income from continuing operations before income taxes	1,341	928
Provision for income taxes	—	—
Income from discontinued operations (1)	$1,341	$928

(1) The results for the three and six months ended June 30, 2016 exclude $0.3 million and $0.7 million, respectively, of intercompany interest expense.

Gain on sale of businesses
During the first quarter of 2017, the Company settled the remaining outstanding escrow items related to the sale of American Furniture Manufacturing, Inc. in 2015, and received a settlement related to the CamelBak Products, LLC business, which was also sold in 2015. As a result of these transactions, the Company recognized a gain on sale of discontinued operations of $0.3 million for the six months ended June 30, 2017.

Note E — Operating Segment Data
At June 30, 2017, the Company had nine reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

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

•
Crosman is a leading designer, manufacturer, and marketer of airguns, archery products and related accessories. Crosman offers its products under the highly recognizable Crosman, Benjamin and CenterPoint brands that are available through national retail chains, mass merchants, dealer and distributor networks. Crosman is headquartered in Bloomfield, New York.

•
Ergobaby is a designer, marketer and distributor of wearable baby carriers and accessories, blankets and swaddlers, nursing pillows, and related products.  Ergobaby primarily sells its Ergobaby and Baby Tula branded products through brick-and-mortar retailers, national chain stores, online retailers, its own websites and distributors and derives approximately 57% of its sales from outside of the United States. Ergobaby is headquartered in Los Angeles, California,

•
Liberty Safe is a designer, manufacturer and marketer of premium home, gun and office safes in North America. From its over 300,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. Liberty is headquartered in Payson, Utah.

•
Manitoba Harvest is a pioneer and leader in the manufacture and distribution of branded, hemp-based foods and hemp based ingredients. Manitoba Harvest’s products, which include Hemp Hearts™, Hemp Heart Bites™, and Hemp protein powders, are currently carried in over 13,000 retail stores across the United States and Canada. Manitoba Harvest is headquartered in Winnipeg, Manitoba.

•
Advanced Circuits is an electronic components manufacturing company that provides small-run, quick-turn and volume production rigid printed circuit boards. ACI manufactures and delivers custom printed circuit boards to customers primarily in North America. ACI is headquartered in Aurora, Colorado.

•
Arnold Magnetics is a global manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including aerospace and defense, motorsport/automotive, oil and gas, medical, general industrial, electric utility, reprographics and advertising specialty markets. Arnold Magnetics produces high performance permanent magnets (PMAG), flexible magnets (FlexMag) and precision foil products (Precision Thin Metals or "PTM") that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, Arnold has built a diverse and blue-chip customer base totaling more than 2,000 clients worldwide. Arnold Magnetics is headquartered in Rochester, New York.

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

Summary of Operating Segments

Net Revenues	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016

5.11 Tactical	$77,953	$—	$156,466	$—
Crosman	9,753	—	9,753	—
Ergobaby	27,289	25,969	49,902	45,384
Liberty	19,607	21,903	47,585	50,903
Manitoba Harvest	15,549	14,684	28,677	28,401
ACI	22,508	21,749	43,968	43,266
Arnold Magnetics	26,436	28,496	52,932	55,879
Clean Earth	50,418	44,234	97,694	82,520
Sterno Products	57,868	57,141	110,396	101,110
Total segment revenue	307,381	214,176	597,373	407,463
Corporate and other	—	—	—	—
Total consolidated revenues	$307,381	$214,176	$597,373	$407,463

Segment profit (loss) (1)	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016

5.11 Tactical	$(4,804)	$—	$(14,289)	$—
Crosman	(199)	—	(199)	—
Ergobaby	3,644	342	8,844	4,432
Liberty	2,370	2,621	4,850	7,462
Manitoba Harvest	21	(1,782)	244	(1,419)
ACI	6,275	5,650	11,915	11,482
Arnold Magnetics	1,846	2,351	(6,551)	2,977
Clean Earth	2,451	3,225	2,005	2,267
Sterno Products	5,320	6,147	8,972	8,559
Total	16,924	18,554	15,791	35,760
Reconciliation of segment profit (loss) to consolidated income (loss) before income taxes:
Interest expense, net	(8,418)	(7,366)	(15,554)	(18,828)
Other income (expense), net	952	(542)	930	2,878
Loss on equity method investment	—	18,889	(5,620)	8,266
Corporate and other (2)	(10,744)	(9,930)	(21,956)	(19,789)
Total consolidated income (loss) before income taxes	$(1,286)	$19,605	$(26,409)	$8,287

(1)	Segment profit (loss) represents operating income (loss).

(2)	Primarily relates to management fees expensed and payable to CGM, and corporate overhead expenses.

Depreciation and Amortization Expense	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016

5.11 Tactical	$13,012	$—	$30,544	$—
Crosman	249	—	249	—
Ergobaby	5,665	802	6,318	1,637
Liberty	338	653	937	1,309
Manitoba Harvest	1,521	2,154	3,031	3,468
ACI	827	859	1,700	1,700
Arnold Magnetics	1,465	2,273	3,510	4,510
Clean Earth	5,226	5,075	10,453	10,030
Sterno Products	2,884	2,580	5,840	6,031
Total	31,187	14,396	62,582	28,685
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs and original issue discount	1,261	737	2,460	1,475
Consolidated total	$32,448	$15,133	$65,042	$30,160

	Accounts Receivable		Identifiable Assets
	June 30,	December 31,	June 30,	December 31,
(in thousands)	2017	2016	2017 (1)	2016 (1)
5.11 Tactical	$49,374	$49,653	$292,948	$311,560
Crosman	19,463	—	41,690	—
Ergobaby	12,398	11,018	109,113	113,814
Liberty	10,769	13,077	27,504	26,344
Manitoba Harvest	5,645	6,468	100,629	97,977
ACI	6,780	6,686	15,487	16,541
Arnold Magnetics	15,618	15,195	67,110	64,209
Clean Earth	42,985	45,619	184,866	193,250
Sterno Products	41,493	38,986	130,197	134,661
Allowance for doubtful accounts	(9,702)	(5,511)	—	—
Total	194,823	181,191	969,544	958,356
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets (2)	—	—	8,435	145,971
Total	$194,823	$181,191	$977,979	$1,104,327

(1)	Does not include accounts receivable balances per schedule above or goodwill balances - refer to Note H - "Goodwill and Other Intangible Assets".

(2)
Corporate and other identifiable assets for the year ended December 31, 2016 includes the Company's investment in FOX, which was sold during the first quarter of 2017 - refer to Note F - "Investment in FOX".

Geographic Information

International Revenues	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
5.11 Tactical	$18,584	$—	$43,850	$—
Crosman	1,870	—	1,870	—
Ergobaby	16,431	13,582	29,229	23,959
Manitoba Harvest	3,363	6,280	9,259	12,410
Arnold Magnetics	10,066	10,647	21,121	21,446
Sterno Products	9,822	4,847	10,456	10,039
	$60,136	$35,356	$115,785	$67,854

Note F - Investment in FOX

Fox Factory Holdings Corp. ("FOX"), a former majority owned subsidiary of the Company that is publicly traded on the NASDAQ Stock Market under the ticker "FOXF," is a designer, manufacturer and marketer of high-performance ride dynamic products used primarily for bicycles, side-by-side vehicles, on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, snowmobiles, specialty vehicles and applications, and motorcycles. The Company held a 41%, ownership interest in FOX as of January 1, 2016, and a 14% ownership interest as of January 1, 2017. The investment in FOX was accounted for using the fair value option.
In March 2016, FOX closed on a secondary public offering (the "March 2016 Offering") of 2,500,000 FOX common shares held by the Company. Concurrently with the closing of the March 2016 Offering, FOX repurchased 500,000 shares of FOX common shares directly from the Company. As a result of the sale of shares through the March 2016 Offering and the repurchase of shares by FOX, the Company sold a total of 3,000,000 shares of FOX common stock, with total net proceeds of approximately $47.7 million. Upon completion of the March 2016 Offering and repurchase of shares by FOX, the Company's ownership interest in FOX was reduced from approximately 41% to 33%.
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

Note G — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Machinery and equipment	$159,995	$155,591
Furniture, fixtures and other	24,126	13,737
Leasehold improvements	16,520	14,156
Buildings and land	38,210	35,392
Construction in process	19,034	8,308
	257,885	227,184
Less: accumulated depreciation	(100,297)	(84,814)
Total	$157,588	$142,370

Depreciation expense was $7.7 million and $15.8 million for the three and six months ended June 30, 2017, and $5.8 million and $11.5 million for the three and six months ended June 30, 2016, respectively.
Inventory
Inventory is comprised of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$38,471	$29,708
Work-in-process	11,489	8,281
Finished goods	188,357	182,886
Less: obsolescence reserve	(8,852)	(7,891)
Total	$229,465	$212,984

Note H — Goodwill and Other Intangible Assets

As a result of acquisitions of various businesses, the Company has significant intangible assets on its balance sheet that include goodwill and indefinite-lived intangibles. The Company’s goodwill and indefinite-lived intangibles are tested and reviewed for impairment annually as of March 31st or more frequently if facts and circumstances warrant by comparing the fair value of each reporting unit to its carrying value. Each of the Company’s businesses represent a reporting unit, except Arnold, which comprises three reporting units.

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
2016 Annual goodwill impairment testing
At March 31, 2016, we determined that the Tridien reporting unit (which is reported as a discontinued operation in the accompanying financial statements after the sale of the reporting unit in September 2016) required further quantitative testing (Step 1) because we could not conclude that the fair value of the reporting unit exceeds its carrying value based on qualitative factors alone. Results of the Step 1 quantitative testing of Tridien indicated that the fair value of Tridien exceeded its carrying value. For the reporting units that were tested qualitatively, the results of the qualitative analysis indicated that the fair value of those reporting units exceeded their carrying value.
A summary of the net carrying value of goodwill at June 30, 2017 and December 31, 2016, is as follows (in thousands):

	Six months ended June 30, 2017	Year ended December 31, 2016
Goodwill - gross carrying amount	$655,007	$507,637
Accumulated impairment losses	(24,864)	(16,000)
Goodwill - net carrying amount	$630,143	$491,637
The following is a reconciliation of the change in the carrying value of goodwill for the six months ended June 30, 2017 by operating segment (in thousands):

	Balance at January 1, 2017	Acquisitions (1)	Goodwill Impairment	Foreign currency translation	Other (4)	Balance at June 30, 2017
5.11	$92,966	$—	$—	$—	$—	$92,966
Crosman	—	139,434	—	—	—	139,434
Ergobaby	61,031	—	—	—	—	61,031
Liberty	32,828	—	—	—	—	32,828
Manitoba Harvest	44,171	—	—	1,576	—	45,747
ACI	58,019	—	—	—	—	58,019
Arnold (2)	35,767	—	(8,864)	—	—	26,903
Clean Earth	118,224	6,213	—	—	—	124,437
Sterno	39,982	—	—	—	147	40,129
Corporate (3)	8,649	—	—	—	—	8,649
Total	$491,637	$145,647	$(8,864)	$1,576	$147	$630,143

(1)
The preliminary purchase price allocation for Crosman is expected to be completed during the third quarter of 2017. The goodwill related to the Crosman acquisition represents the excess of purchase price over net assets acquired at June 30, 2017. The goodwill related to an acquisition by Clean Earth is based on a preliminary purchase price allocation.

(2)	Arnold Magnetics has three reporting units PMAG, FlexMag and Precision Thin Metals with goodwill balances of $15.6 million, $4.8 million and $6.5 million, respectively.

(3)	Represents goodwill resulting from purchase accounting adjustments not "pushed down" to the ACI segment. This amount is allocated back to the ACI segment for purposes of goodwill impairment testing.

(4)	Represents the final settlement related to Sterno's acquisition of NII.

Long lived assets
Annual indefinite lived impairment testing
The Company used a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. The Company evaluated the qualitative factors of each reporting unit that maintains indefinite lived intangible assets in connection with the annual impairment testing for 2017 and 2016. Results of the qualitative analysis indicate that the carrying value of the Company’s indefinite lived intangible assets did not exceed their fair value.
Other intangible assets are comprised of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$306,383	$(90,175)	$216,208	$304,751	$(79,607)	$225,144
Technology and patents	45,215	(20,429)	24,786	44,710	(18,290)	26,420
Trade names, subject to amortization	128,794	(14,667)	114,127	128,675	(6,833)	121,842
Licensing and non-compete agreements	7,845	(6,239)	1,606	7,845	(5,987)	1,858
Permits and airspace	113,329	(26,105)	87,224	113,295	(21,531)	91,764
Distributor relations and other	606	(606)	—	606	(606)	—
Total	602,172	(158,221)	443,951	599,882	(132,854)	467,028
Trade names, not subject to amortization	72,561	—	72,561	72,183	—	72,183
Total intangibles, net	$674,733	$(158,221)	$516,512	$672,065	$(132,854)	$539,211
Amortization expense related to intangible assets was $14.8 million and $25.1 million for the three and six months ended June 30, 2017, and $8.2 million and $15.5 million for the three and six months ended June 30, 2016, respectively. Estimated charges to amortization expense of intangible assets over the next five years, is as follows (in thousands):

July 1, 2017 through Dec. 31, 2017	$23,050
2018	44,710
2019	43,420
2020	42,934
2021	42,631
$196,745

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
The following table provides the Company’s debt holdings at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Revolving Credit Facility	$3,650	$4,400
Term Loan	562,815	565,658
Original issue discount	(4,034)	(4,706)
Debt issuance costs - term loan	(8,200)	(8,015)
Total debt	$554,231	$557,337
Less: Current portion, term loan facilities	(5,685)	(5,685)
Long term debt	$548,546	$551,652
Net availability under the 2014 Revolving Credit Facility was approximately $544.6 million at June 30, 2017. Letters of credit outstanding at June 30, 2017 totaled approximately $1.8 million. At June 30, 2017, the Company was in compliance with all covenants as defined in the 2014 Credit Facility.

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

The following table summarizes debt issuance costs at June 30, 2017 and December 31, 2016, and the balance sheet classification in each of the periods presents (in thousands):

	June 30, 2017	December 31, 2016
Deferred debt issuance costs	$20,142	$18,960
Accumulated amortization	(8,184)	(6,248)
Deferred debt issuance costs, less accumulated amortization	$11,958	$12,712

Balance Sheet classification:
Other non-current assets	$3,758	$4,698
Long-term debt	8,200	8,014
	$11,958	$12,712

Note J — Derivative Instruments and Hedging Activities
On September 16, 2014, the Company purchased an interest rate swap ("New Swap") with a notional amount of $220 million. The New Swap is effective April 1, 2016 through June 6, 2021, the termination date of the 2014 Term Loan. The agreement requires the Company to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At June 30, 2017 and December 31, 2016, the New Swap had a fair value loss of $9.9 million and $10.7 million, respectively, principally reflecting the present value of future payments and receipts under the agreement.
The Company did not elect hedge accounting for the above derivative transaction and as a result, periodic mark-to-market changes in fair value are reflected as a component of interest expense in the consolidated statement of operations.
The following table reflects the classification of the Company's interest rate swap on the consolidated balance sheets at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Other current liabilities	$3,420	$4,010
Other noncurrent liabilities	6,452	6,709
Total fair value	$9,872	$10,719

Note K — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at June 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements at June 30, 2017
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(180)	$—	$—	$(180)
Contingent consideration - acquisitions (2)	(4,367)	—	—	(4,367)
Interest rate swap	(9,872)	—	(9,872)	—
Total recorded at fair value	$(14,419)	$—	$(9,872)	$(4,547)

(1)	Represents put option issued to noncontrolling shareholders in connection with the 5.11 Tactical and Liberty acquisitions.

(2)	Represents potential earn-outs payable by Sterno Products for the acquisition of NII and Ergobaby in connection with their acquisition of Baby Tula.

	Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Equity method investment - FOX	$141,767	$141,767	$—	$—
Liabilities:
Put option of noncontrolling shareholders	(180)	—	—	(180)
Contingent consideration - acquisitions	(4,830)	—	—	(4,830)
Interest rate swap	(10,719)	—	(10,719)	—
Total recorded at fair value	$126,038	$141,767	$(10,719)	$(5,010)
Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1st through June 30th in 2017 and 2016 are as follows (in thousands):

	2017	2016
Balance at January 1st	$(5,010)	$(50)
Contingent consideration - acquisition	—	(1,500)
Balance at March 31st	$(5,010)	$(1,550)
Contingent consideration - acquisition	—	(3,780)
Payment of contingent consideration	463	—
Balance at June 30th	$(4,547)	$(5,330)
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

2014 Term Loan and 2016 Incremental Term Loan

At June 30, 2017, the carrying value of the principal under the Company’s outstanding Term Loans, including the current portion, was $562.8 million, which approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company's net leverage ratio. The estimated fair value of the outstanding 2014 Term Loan is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 in the fair value hierarchy.

Nonrecurring Fair Value Measurements

The following table provides the assets carried at fair value measured on a non-recurring basis as of June 30, 2017 and December 31, 2016:

	Fair Value Measurements at June 30, 2017				Six months ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Expense

Goodwill (1)	26,903	—	—	26,903	8,864
(1) Represents the fair value of the goodwill of the Arnold business segment. Refer to Note H - "Goodwill and Other Intangible Assets" for further discussion regarding the impairment and valuation techniques applied.

	Fair Value Measurements at December 31, 2016				Year ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Expense

Goodwill	35,767	—	—	35,767	16,000
Property, Plant and Equipment (1)	—	—	—	—	1,824
Tradename (1)	—	—	—	—	317
Technology (1)	—	—	—	—	3,460
Customer relationships (1)	—	—	—	—	2,426
Permits (1)	—	—	—	—	1,177

(1) Represents the fair value of the respective assets of the Orbit Baby product line of Ergobaby and the Clean Earth Williamsport site, both of which were disposed of during 2016.

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
Trust Preferred Shares
The Trust is authorized to issue up to 50,000,000 Trust preferred shares and the Company is authorized to issue a corresponding number of trust preferred interests. On June 28, 2017, the Trust issued 4,000,000 7.250% Series A Preferred Shares (the "Series A Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.6 million net of underwriters' discount and issuance costs. When, and if declared by the Company's board of directors, distribution on the Series A Preferred Shares will be payable quarterly on January 30, April 30, July 30, and October 30 of each year, beginning on October 30, 2017, at a rate per annum of 7.250%. Distributions on the Series A Preferred Shares are discretionary and non-cumulative. The Company has no obligation to pay distributions for a quarterly distribution period if the board of directors does not declare the distribution before the scheduled record of date for the period, whether or not distributions are paid for any subsequent distribution periods with respect to the Series A Preferred Shares, or the Trust common shares. If the Company's board of directors does not declare a distribution for the Series A Preferred Shares for a quarterly distribution period, during the remainder of that quarterly distribution period the Company cannot declare or pay distributions on the Trust common shares. The Series A Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the preferred shares.
The Series A Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after July 30, 2022, at a price of $25.00 per share, plus declared and unpaid distribution to, but excluding, the redemption date, without payment of any undeclared distributions. Holders of Series A Preferred Shares will have no right to require the redemption of the Series A Preferred Shares and there is no maturity date.
If a certain tax redemption event occurs prior to July 30, 2022, the Series A Preferred Shares may be redeemed at the Company's option, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such tax redemption event, at a price of $25.25 per share, plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions. If a certain fundamental change related to the Series A Preferred Shares or the Company occurs (whether before, on or after July 30, 2022), the Company will be required to repurchase the Series A Preferred Shares at a price of $25.25 per share, plus declared and unpaid distributions to, but excluding, the date of purchase, without payment of any undeclared distributions. If (i) a fundamental change occurs and (ii) the Company does not give notice prior to the 31st day following the fundamental change to repurchase all the outstanding Series A Preferred Shares, the distribution rate per annum on the Series A Preferred Shares will increase by 5.00%, beginning on the 31st day following such fundamental change. Notwithstanding any requirement that the Company repurchase all of the outstanding Series A Preferred Shares, the increase in the distribution rate is the sole remedy to holders in the event the Company fails to do so, and following any such increase, the Company will be under no obligation to repurchase any Series A Preferred Shares.

Profit Allocation Interests
The Allocation Interests represent the original equity interest in the Company. The holders of the Allocation Interests ("Holders") are entitled to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The distributions of the profit allocation are paid upon the occurrence of the sale of a material amount of capital stock or assets of one of the Company’s businesses ("Sale Event") or, at the option of the Holders, at each five-year anniversary date of the acquisition of one of the Company’s businesses ("Holding Event"). The Company records distributions of the profit allocation to the Holders upon occurrence of a Sale Event or Holding Event as distributions declared on Allocation Interests to stockholders’ equity when they are approved by the Company’s board of directors.
The sale of FOX shares in March 2017 (refer to Note F - "Investment in FOX") qualified as a Sale Event under the Company's LLC Agreement. In April 2017, with respect to the March 2017 Offering, the Company's board of directors approved and declared a profit allocation payment totaling $25.8 million that was paid in the second quarter of 2017.
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
Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.
Basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 attributable to Holdings is calculated as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Income (loss) from continuing operations attributable to Holdings	$(4,112)	$18,087	$(26,057)	$2,336
Less: Profit Allocation paid to Holders	25,766	—	39,120	—
Less: Effect of contribution based profit - Holding Event	1,862	1,156	3,027	1,422
Income (loss) from continuing operation attributable to Trust shares	$(31,740)	$16,931	$(68,204)	$914

Income (loss) from discontinued operations attributable to Holdings	$—	$1,152	$340	$880
Less: Effect of contribution based profit	—	113	—	—
Income (loss) from discontinued operations attributable to Trust common shares	$—	$1,039	$340	$880

Basic and diluted weighted average shares outstanding	59,900	54,300	59,900	54,300

Basic and fully diluted income (loss) per share attributable to Holdings
Continuing operations	$(0.53)	$0.31	$(1.14)	$0.02
Discontinued operations	—	0.02	0.01	0.01
	$(0.53)	$0.33	$(1.13)	$0.03

Distributions

•	On January 26, 2017, the Company paid a distribution of $0.36 per share to holders of record as of January 19, 2017. This distribution was declared on January 5, 2017.

•	On April 27, 2017, the Company paid a distribution of $0.36 per share to holders of record as of April 20, 2017. This distribution was declared on April 6, 2017.

•	On July 27, 2017, the Company paid a distribution of $0.36 per share to holders of record as of July 20, 2017. The distribution was declared on July 6, 2017.

Note M — Warranties
The Company’s Crosman, Ergobaby and Liberty operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. A reconciliation of the change in the carrying value of the Company’s warranty liability for the six months ended June 30, 2017 and the year ended December 31, 2016 is as follows (in thousands):

	Six months ended June 30, 2017	Year ended December 31, 2016
Warranty liability:
Beginning balance	$1,258	$1,259
Accrual	302	252
Warranty payments	(262)	(253)
Other (1)	442	—
Ending balance	$1,740	$1,258

(1) Represents the warranty liability recorded in relation to the Crosman acquisition in June 2017.

Note N — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of June 30, 2017 and December 31, 2016:

	% Ownership (1) June 30, 2017		% Ownership (1) December 31, 2016
	Primary	Fully Diluted	Primary	Fully Diluted
5.11 Tactical	97.5	85.1	97.5	85.1
Crosman	98.9	98.9	N/a	N/a
Ergobaby	83.5	76.5	83.5	76.9
Liberty	88.6	84.7	88.6	84.7
Manitoba Harvest	76.6	67.9	76.6	65.6
ACI	69.4	69.2	69.4	69.3
Arnold Magnetics	96.7	84.7	96.7	84.7
Clean Earth	97.5	79.8	97.5	79.8
Sterno Products	100.0	89.5	100.0	89.5

(1)	The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	June 30, 2017	December 31, 2016
5.11 Tactical	$6,827	$5,934
Crosman	682	N/a
Ergobaby	19,920	18,647
Liberty	2,888	2,681
Manitoba Harvest	13,778	13,687
ACI	(9,352)	(11,220)
Arnold Magnetics	1,279	1,536
Clean Earth	6,168	5,469
Sterno Products	1,675	1,305
Allocation Interests	100	100
	$43,965	$38,139

Note O — Income taxes
Each fiscal quarter, the Company estimates its annual effective tax rate and applies that rate to its interim pre-tax earnings. In this regard, the Company reflects the full year’s estimated tax impact of certain unusual or infrequently occurring items and the effects of changes in tax laws or rates in the interim period in which they occur.
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
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the six months ended June 30, 2017 and 2016 is as follows:

	Six months ended June 30,
	2017	2016
United States Federal Statutory Rate	(35.0)%	35.0%
State income taxes (net of Federal benefits)	(2.2)	3.5
Foreign income taxes	3.4	6.4
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	3.3	44.1
Impairment expense	11.4	—
Effect of loss on equity method investment (2)	7.4	(34.9)
Impact of subsidiary employee stock options	1.3	3.8
Domestic production activities deduction	(1.0)	(3.2)
Effect of undistributed foreign earnings	1.3	—
Non-recognition of NOL carryforwards at subsidiaries	(2.2)	—
Other	4.0	4.2
Effective income tax rate	(8.3)%	58.9%

(1)	The effective income tax rate for the six months ended June 30, 2017 and 2016 includes a loss at the Company's parent, which is taxed as a partnership.

(2)	The investment in FOX was held at the Company's parent, which is taxed as a partnership, resulting in the gain or loss on the investment as a reconciling item in deriving the effective tax rate.

Note P — Defined Benefit Plan
In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $3.4 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at June 30, 2017. Net periodic benefit cost consists of the following for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Service cost	$136	$107	$267	$214
Interest cost	24	34	47	68
Expected return on plan assets	(40)	(38)	(78)	(77)
Amortization of unrecognized loss	$64	$43	$125	$87
Net periodic benefit cost	$184	$146	$361	$292
During the three and six months ended June 30, 2017, Arnold contributed $0.1 million and $0.2 million to the plan utilizing reserves from prior years over funding of the plan, respectively. For the remainder of 2017, the expected contribution to the plan will be approximately $0.6 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at June 30, 2017 were considered Level 3.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the sections entitled "Forward-Looking Statements" included elsewhere in this Quarterly Report on Form 10-Q as well as those risk factors discussed in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 and in the section entitled "Risk Factors" in Part II, Item 1A Quarterly Report on Form 10-Q.
Overview
Compass Diversified Holdings, a Delaware statutory trust ("Holdings" or the "Trust"), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC, a Delaware limited liability Company (the "Company"), was also formed on November 18, 2005. The Trust and the Company (collectively "CODI") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The Trust is the sole owner of 100% of the Trust Interests, as defined in our LLC Agreement, of the Company. Pursuant to the LLC Agreement, the Trust owns an identical number of Trust Interests in the Company as exist for the number of outstanding shares of the Trust. Accordingly, our shareholders are treated as beneficial owners of Trust Interests in the Company and, as such, are subject to tax under partnership income tax provisions. The Company is the operating entity with a board of directors whose corporate governance responsibilities are similar to that of a Delaware corporation. The Company’s board of directors oversees the management of the Company and our businesses and the performance of Compass Group Management LLC ("CGM" or our "Manager"). Certain persons who are employees and partners of our Manager receive a profit allocation as owners of 60.4% of the Allocation Interests in us, as defined in our LLC Agreement.
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
We are dependent on the earnings of, and cash receipts from our businesses to meet our corporate overhead and management fee expenses and to pay distributions. These earnings and distributions, net of any minority interests in these businesses, are generally available:

•	first, to meet capital expenditure requirements, management fees and corporate overhead expenses;

•	second, to fund distributions from the businesses to the Company; and

•	third, to be distributed by the Trust to shareholders.

We acquired our existing businesses (segments) at June 30, 2017 as follows:

		Ownership Interest - June 30, 2017
Business	Acquisition Date	Primary	Diluted
Advanced Circuits	May 16, 2006	69.4%	69.2%
Liberty Safe	March 31, 2010	88.6%	84.7%
Ergobaby	September 16, 2010	83.5%	76.5%
Arnold Magnetics	March 5, 2012	96.7%	84.7%
Clean Earth	August 7, 2014	97.5%	79.8%
Sterno Products	October 10, 2014	100.0%	89.5%
Manitoba Harvest	July 10, 2015	76.6%	67.9%
5.11 Tactical	August 31, 2016	97.5%	85.1%
Crosman	June 2, 2017	98.9%	98.9%
We categorize the businesses we own into two separate groups of businesses: (i) branded consumer businesses, and (ii) niche industrial businesses. Branded consumer businesses are characterized as those businesses that we believe capitalize on a valuable brand name in their respective market sector. We believe that our branded consumer businesses are leaders in their particular product category. Niche industrial businesses are characterized as those businesses that focus on manufacturing and selling particular products and industrial services within a specific market sector. We believe that our niche industrial businesses are leaders in their specific market sector.

Recent Events
Trust Preferred Share Issuance
On June 28, 2017, the Company issued 4,000,000 7.250% Series A Trust Preferred Shares (the "Series A Preferred Shares") for gross proceeds of $100.0 million, or $96.6 million net of underwriters' discount and issuance costs.
Acquisition of Crosman
On June 2, 2017, through a wholly owned subsidiary, Crosman Acquisition Corp., we acquired 98.9% of the outstanding equity of Bullseye Acquisition Corporation, which is the sole owner of Crosman Corp. ("Crosman"). Crosman is a designer, manufacturer and marketer of airguns, archery products and related accessories. Headquartered in Bloomfield, New York, Crosman serves over 425 customers worldwide, including mass merchants, sporting goods retailers, online channels and distributors serving smaller specialty stores and international markets. Its diversified product portfolio includes the widely known Crosman, Benjamin and CenterPoint brands. The purchase price, including proceeds from noncontrolling interests and net of transaction costs, was approximately $150.8 million. Crosman management invested in the transaction along with the Company, representing approximately 1.1% initial noncontrolling interest.
Divestiture of FOX shares
On March 13, 2017, Fox Factory Holding Corp. ("FOX") closed on a secondary public offering of 5,108,718 shares of FOX common stock held by CODI, which represented CODI's remaining investment in FOX. CODI received $136.1 million in net proceeds as a result of the sale. As a result of this secondary offering, the Company no longer holds an ownership interest in FOX.
This sale of the portion of our FOX shares in March 2017 qualified as a Sale Event under the Company's LLC Agreement. During the second quarter, our board of directors declared a distribution to the Holders of the Allocation Interests of $25.8 million in connection with the Sale Event of FOX. The profit allocation payment was made during the quarter ended June 30, 2017.
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

Discontinued Operations
The results of operations for Tridien for the three and six months ended June 30, 2016 are presented as discontinued operations in our consolidated financial statements as a result of the sale of Tridien in September 2016. Refer to Note D - "Discontinued Operations", of the consolidated financial statements for further discussion of the operating results of our discontinued businesses.

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
Results of Operations
In the following results of operations, we provide (i) our actual consolidated results of operations for the three and six months ended June 30, 2017 and 2016, which includes the historical results of operations of our businesses (operating segments) from the date of acquisition and (ii) comparative results of operations for each of our businesses on a stand-alone basis for the three and six months ended June 30, 2017 and 2016, where all periods presented include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable.
Consolidated Results of Operations – Compass Diversified Holdings and Compass Group Diversified Holdings LLC

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
(in thousands)
Net sales	$307,381	$214,176	$597,373	$407,463
Cost of sales	197,661	137,506	393,320	266,674
Gross profit	109,720	76,670	204,053	140,789
Selling, general and administrative expense	79,575	44,767	158,298	87,054
Fees to manager	8,183	6,588	16,031	12,959
Amortization of intangibles	14,779	8,163	25,089	15,543
Impairment expense	—	—	8,864	—
Loss on disposal of assets	—	6,663	—	6,663
Operating (loss) income	$7,183	$10,489	$(4,229)	$18,570

Three months ended June 30, 2017 compared to three months ended June 30, 2016
Net sales
On a consolidated basis, net sales for the three months ended June 30, 2017 increased by approximately $93.2 million or 43.5% compared to the corresponding period in 2016.  Our acquisition of 5.11 Tactical on August 31, 2016 contributed $78.0 million to the increase in net sales, while our acquisition of Crosman on June 2, 2017 contributed $9.8 million. During the three months ended June 30, 2017 compared to 2016, we also saw notable sales increases at Ergobaby ($1.3 million, primarily due to the acquisition of Baby Tula in May 2016), Clean Earth ($6.2 million, primarily due to two acquisitions in 2016 and one acquisition in 2017), partially offset by a decrease in sales at our Liberty ($2.3 million decrease) and Arnold ($2.1 million decrease) subsidiaries. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net sales by business segment.

We do not generate any revenues apart from those generated by the businesses we own. We may generate interest income on the investment of available funds, but we expect such earnings to be minimal. Our investment in our businesses is typically in the form of loans from the Company to such businesses, as well as equity interests in those companies. Cash flows coming to the Trust and the Company are the result of interest payments on those loans, amortization of those loans and dividends on our equity ownership. However, on a consolidated basis, these items will be eliminated.

Cost of sales
On a consolidated basis, cost of sales increased approximately $60.2 million during the three month period ended June 30, 2017, compared to the corresponding period in 2016. 5.11 Tactical accounted for $49.5 million of the increase, including $8.7 million in expense related to the amortization of the inventory step-up resulting from purchase accounting, while our Crosman acquisition accounted for $7.3 million of the increase in cost of sales during the three months ended June 30, 2017. Clean Earth accounted for $6.0 million of the increase due to acquisitions in the prior and current year, and Sterno accounted for $1.2 million of the increase. These increases were offset by decreases in cost of sales at other operating segments, particularly Liberty ($1.8 million) and Arnold ($2.3 million). Gross profit as a percentage of sales was approximately 35.7% in the three months ended June 30, 2017 compared to 35.8% in the three months ended June 30, 2016. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of cost of sales by business segment.
Selling, general and administrative expense
On a consolidated basis, selling, general and administrative expense increased approximately $34.8 million during the three month period ended June 30, 2017, compared to the corresponding period in 2016. The increase in selling, general and administrative expense in the 2017 quarter compared to 2016 is principally the result of the 5.11 Tactical acquisition in August 2016 ($30.9 million) and Crosman in June 2017 ($2.6 million, including $1.4 million in transaction costs incurred for the acquisition of Crosman). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense was $2.7 million in the second quarter of 2017 and $2.3 million in the second quarter of 2016.

Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended June 30, 2017, we incurred approximately $8.2 million in management fees as compared to $6.6 million in fees in the three months ended June 30, 2016. The increase in the management fees that occurred is a result of the increase in consolidated net assets resulting from the acquisitions of 5.11 Tactical in the third quarter of 2016 and Crosman in the second quarter of 2017.
Amortization expense
Amortization expense for the three months ended June 30, 2017 increased $6.6 million as compared to the three months ended June 30, 2016 as a result of the acquisition of 5.11 in August 2016 and the add-on acquisitions at Clean Earth and Ergobaby in 2016.
Loss on disposal of assets
Ergobaby recorded a $6.7 million loss on disposal of assets during the second quarter of 2016 related to its decision to dispose of the Orbit Baby product line. Refer to the Ergobaby section under "Results of Operations - Our Businesses" for additional details regarding the loss on disposal.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Net sales
On a consolidated basis, net sales for the six months ended June 30, 2017 increased by approximately $189.9 million or 46.6% compared to the corresponding period in 2016.  Our acquisition of 5.11 in August 2016 contributed $156.5 million to the increase in net sales and our acquisition of Crosman in June 2016 contributed $9.8 million to the increase. During the six months ended June 30, 2017 compared to 2016, we also saw notable sales increases at Ergobaby ($4.5 million, primarily due to the acquisition of Baby Tula), Clean Earth ($15.2 million, primarily due to two acquisition in 2016 and one in 2017) and Sterno ($9.3 million, primarily due to the acquisition of NII in January 2016), offset by decreases in sales at Liberty ($3.3 million) and Arnold Magnetics ($2.9 million). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net sales by business segment.

We do not generate any revenues apart from those generated by the businesses we own. We may generate interest income on the investment of available funds, but we expect such earnings to be minimal. Our investment in our businesses is typically in the form of loans from the Company to such businesses, as well as equity interests in those companies. Cash flows coming to the Trust and the Company are the result of interest payments on those loans, amortization of those loans and dividends on our equity ownership. However, on a consolidated basis, these items will be eliminated.

Cost of sales
On a consolidated basis, cost of sales increased approximately $126.6 million during the six month period ended June 30, 2017, compared to the corresponding period in 2016. 5.11 accounted for $104.1 million of the increase in cost of sales, including $27.1 in expense related to the amortization of the inventory step-up resulting from purchase accounting during the six months ended June 30, 2017, while our Crosman acquisition accounted for $7.3 million of the increase. Clean Earth accounted for $11.7 million of the increase due to acquisitions in the prior and current year, and Sterno accounted for $7.1 million of the increase. These increases were offset by decreases in cost of sales at other operating segments, particularly Liberty ($1.4 million) and Arnold ($3.6 million). Gross profit as a percentage of sales was approximately 34.2% in the six months ended June 30, 2017 compared to 34.6% in the six months ended June 30, 2016. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of cost of sales by business segment.

Selling, general and administrative expense
On a consolidated basis, selling, general and administrative expense increased approximately $71.2 million during the six month period ended June 30, 2017, compared to the corresponding period in 2016. The increase in selling, general and administrative expense in 2017 compared to 2016 is principally the result of the 5.11 acquisition in August 2016 ($61.6 million), and Crosman in June 2017 ($2.6 million, including $1.4 million in transaction costs related to the acquisition). We also saw notable increases in selling general and administrative expenses for the six months ended June 30, 2017 at Clean Earth ($3.5 million due to acquisition in the current and prior year) and Sterno ($1.4 million). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense increased from $5.9 million in the six months ended June 30, 2016 to $6.2 million in the six months ended June 30, 2017.

Fees to manager
Pursuant to the MSA, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the six months ended June 30, 2017, we incurred approximately $16.0 million in expense for these fees compared to $13.0 million for the corresponding period in 2016. The increase in the management fees that occurred due to the increase in consolidated net assets resulting from the the acquisition of 5.11 in August 2016, and the acquisition of Crosman in June 2017.
Amortization expense
Amortization expense for the six months ended June 30, 2017 increased $9.5 million as compared to the six months ended June 30, 2016 as a result of the acquisition of 5.11 in August 2016 and the add-on acquisitions at Clean Earth and Ergobaby in 2016.
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

Loss on disposal of assets
Ergobaby recorded a $6.7 million loss on disposal of assets during the second quarter of 2016 related to its decision to dispose of the Orbitbaby product line. Refer to the Ergobaby section under "Results of Operations - Our Businesses" for additional details regarding the loss on disposal.

Results of Operations - Our Businesses

The following discussion reflects a comparison of the historical results of operations of each of our businesses for the three and six month periods ending June 30, 2017 and June 30, 2016 on a stand-alone basis. For the 2017 acquisition of Crosman, the following discussion reflects pro forma results of operations for the three and six months ended June 30, 2017 and 2016 as if we had acquired Crosman January 1, 2016. For the 2016 acquisition of 5.11, the following discussion reflects pro forma results of operations for the three and six months ended June 30, 2016 as if we had acquired 5.11 on January 1, 2016. Where appropriate, relevant pro forma adjustments are reflected as part of the historical operating results. We believe this is the most meaningful comparison of the operating results for each of our business segments. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.

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
We made loans to, and purchased a controlling interest in, 5.11 for a net purchase price of $408.2 million in August 2016, representing approximately 97.5% of the initial outstanding equity of 5.11 ABR Corp.
Results of Operations
The table below summarizes the income from operations data for 5.11 Tactical for the three and six months ended June 30, 2017, and the pro forma income from operations data for the three and six months ended June 30, 2016.

	Three months ended		Six months ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
		(Pro forma)		(Pro forma)
Net sales	$77,953	$70,033	$156,466	$138,011
Cost of sales (1)	49,475	39,179	104,138	77,060
Gross profit	28,478	30,854	52,328	60,951
Selling, general and administrative expense (2)	30,867	26,444	61,630	53,688
Fees to manager (3)	250	250	500	500
Amortization of intangibles (4)	2,165	2,165	4,487	4,330
Income (loss) from operations	$(4,804)	$1,995	$(14,289)	$2,433
Pro forma results of operations of 5.11 Tactical for the three and six months ended June 30, 2016 include the following pro forma adjustments, applied to historical results as if we had acquired 5.11 on January 1, 2016:
(1) The purchase price allocation for 5.11 included a step-up in the value of inventory of $39.1 million which was recognized through cost of sales over the inventory turns of 5.11 of approximately 1.3x annually. $17.4 million in expense was recognized from the date of acquisition through December 31, 2016, $13.0 million in expense was recognized in the first quarter of 2017 and $8.7 million in expense was recognized in the second quarter of 2017.
(2) Selling, general and administrative expense was increased by approximately $0.2 and $0.3 million in the three and six months ended June 30, 2016, respectively, as a result of stock compensation expense related to stock options that were granted to 5.11 employees as a result of the acquisition.
(3) Represents management fees that would have been payable to the Manager in the first and second quarter of 2016.
(4) Represents amortization of intangible assets in the three and six month period ended June 30, 2016 for amortization expense associated with the allocation of the fair value of intangible assets resulting from the purchase price allocation in connection with our acquisition.
Three months ended June 30, 2017 compared to the pro forma three months ended June 30, 2016
Net sales
Net sales for the three months ended June 30, 2017 were $78.0 million as compared to net sales of $70.0 million for the three months ended June 30, 2016, an increase of $7.9 million, or 11.3%. This increase is due primarily to an increase in international direct-to-agency business ($2.8 million) and retail and e-commerce revenues ($4.0 million). Direct-to-agency sales represent large non-recurring contracts consisting primarily of special-make-up ("SMU") uniform product designed for large law enforcement divisions. Retail and e-commerce revenues grew 51%, driven by growing demand in direct to consumer channels. Retail revenues grew due to eight new retail store openings since June 2016 (bringing the total store count to 14 as of June 30, 2017).
Cost of sales
Cost of sales for the three months ended June 30, 2017 were $49.5 million as compared to $39.2 million for the comparable period in 2016, an increase of $10.3 million. Gross profit as a percentage of sales was 36.5% in the three months ended June 30, 2017 as compared to 44.1% in the three months ended June 30, 2016. Cost of sales for the three months ended June 30, 2017 includes $8.7 million in expense related to a $39.1 million inventory step-up resulting from the acquisition purchase price allocation. The total inventory step-up amount of $39.1 million was expensed to cost of goods sold over the expected turns of 5.11's inventory. Excluding the effect of the $8.7 million of expense associated with the inventory step-up, gross profit as a percentage of sales increased 370 basis points to 47.7% for the three months ended June 30, 2017 compared to 44.1% for the three months ended June 30, 2016. This increase in gross profit percentage is due to lower product costs from efficiency in sourcing operations, improved gross margins on new product introductions, and a larger proportion of revenues from the higher margin retail and e-commerce distribution channels as compared to the prior period.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2017 was $30.9 million, or 39.6% of net sales compared to $26.4 million, or 37.8%, for the comparable period in 2016. This increase in selling, general and administrative expense was primarily due to eight new retail stores that were not open in the prior comparable period, and integration service fees billed by CGM to 5.11.
(Loss) income from operations
Loss from operations for the three months ended June 30, 2017 was $4.8 million, a decrease of $6.8 million when compared to income from operations of $2.0 million for the same period in 2016, based on the factors described above.
Six months ended June 30, 2017 compared to the pro forma six months ended June 30, 2016
Net sales
Net sales for the six months ended June 30, 2017 were $156.5 million as compared to net sales of $138.0 million for the six months ended June 30, 2016, an increase of $18.5 million, or 13.4%. This increase is due primarily to an increase in international direct-to-agency business ($12.5 million). Direct-to-agency sales represent large non-recurring contracts consisting primarily of special-make-up (SMU) uniform product designed for large law enforcement divisions. Retail and e-commerce revenues grew $6.4 million, or 45%, driven by growing demand in direct to consumer channels. Retail revenues grew due to eight new retail store openings since June 2016 (bringing the total store count to 14 as of June 30, 2017). The consumer wholesale channel experienced a $1.6 million decrease due primarily to the bankruptcy of a large outdoor retail customer.
Cost of sales
Cost of sales for the six months ended June 30, 2017 were $104.1 million as compared to $77.1 million for the comparable period in 2016, an increase of $27.1 million. Gross profit as a percentage of sales was 33.4% in the six months ended June 30, 2017 as compared to 44.2% in the six months ended June 30, 2016. Cost of sales for the six months ended June 30, 2017 includes $21.7 million in expense related to a $39.1 million inventory step-up resulting from the acquisition purchase price allocation. The total inventory step-up amount of $39.1 million was expensed to cost of goods sold over the expected turns of 5.11's inventory. Excluding the effect of the $21.7 million of expense associated with the inventory step-up, gross profit as a percentage of sales increased 320 basis points to 47.3% for the six months ended June 30, 2017 compared to 44.2% for the six months ended June 30, 2016. This increase in gross profit percentage is due to lower product costs from efficiency in sourcing operations, improved gross margins on new product introductions, and a larger proportion of revenues from the higher margin retail and e-commerce distribution channels as compared to the prior period.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2017 was $61.6 million, or 39.4% of net sales compared to $53.7 million, or 38.9%, for the comparable period in 2016. This increase in selling, general and administrative expense was primarily due to an accounts receivable reserve for a large outdoor retail customer that filed for bankruptcy, eight new retail stores that were not open in the prior comparable period, and integration service fees billed by CGM to 5.11.
(Loss) income from operations
Loss from operations for the six months ended June 30, 2017 was $14.3 million, a decrease of $16.7 million when compared to income from operations of $2.4 million for the same period in 2016, based on the factors described above.

Crosman
Overview
Crosman, headquartered in Bloomfield, New York, is a leading designer, manufacturer, and marketer of airguns, archery products and related accessories. Crosman offers its products under the highly recognizable Crosman, Benjamin and CenterPoint brands that are available through national retail chains, mass merchants, dealer and distributor networks. Airguns historically represent Crosman's largest product category, with more than 50% of gross sales. The airgun product category consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Crosman's other primary product categories are archery, with products including CenterPoint crossbows and the Pioneer Airbow, consumables, which includes steel and plastic BBs, lead pellets and CO2 cartridges, and airsoft products. We made loans to, and purchased a controlling interest in, Crosman for a net purchase price of $150.8 million in June 2016, representing approximately 98.9% of the initial outstanding equity of Crosman Corp.
Results of Operations
The table below summarizes the pro forma income from operations data for Crosman for the three and six months ended June 30, 2017 and June 30, 2016. The purchase price allocation for Crosman has not been prepared therefore the pro forma amounts reflect historical amounts and do not reflect depreciation, amortization or the effect of an expected step-up in the fair value of inventory related to the acquisition purchase price.

	Three months ended		Six months ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Pro forma)		(Pro forma)
Net sales	$28,608	$27,313	$51,399	$50,853
Cost of sales	21,650	20,574	38,211	37,876
Gross profit	6,958	6,739	13,188	12,977
Selling, general and administrative expense	4,731	3,292	8,577	7,392
Fees to Manager	125	125	250	250
Amortization expense	1,964	1,963	3,925	3,925
Income from operations	$138	$1,359	$436	$1,410
Pro forma three months ended June 30, 2017 compared to the pro forma three months ended June 30, 2016
Net sales
Net sales for the three months ended June 30, 2017 were $28.6 million, an increase of $1.3 million or 4.7%, compared to the same period in 2016. The increase in net sales for the three months ended June 30, 2017 is primarily due to growth in the archery products category.
Cost of sales
Cost of sales for the three months ended June 30, 2017 were $21.7 million as compared to $20.6 million for the comparable period in 2016, an increase of $1.1 million, which is consistent with the net sales increase. Gross profit as a percentage of sales was 24.3% for the three months ended June 30, 2017 as compared to 24.7% in the three months ended June 30, 2016 due to the mix of products sold during the two periods.
Selling general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2017 was $4.7 million, or 16.5% of net sales compared to $3.3 million or 12.1%, for the three months ended June 30, 2016. The June 30, 2017 expense includes $1.4 million in transaction costs paid in relation to the acquisition of Crosman in June 2017.
Income from operations
Income from operations for the three months ended June 30, 2017 was $0.1 million, a decrease of $1.2 million when compared to income from operations of $1.4 million for the same period in 2016, based on the factors described above.
Pro forma six months ended June 30, 2017 compared to the pro forma six months ended June 30, 2016
Net sales
Net sales for the six months ended June 30, 2017 were $51.4 million compared to net sales of $50.9 million for the six months ended June 30, 2016, an increase of $0.5 million or 1.1%. The increase in net sales for the six months ended June 30, 2017 is primarily due to growth in the archery products category.

Cost of sales
Cost of sales for the six month period ended June 30, 2017 were $38.2 million, an increase of $0.3 million as compared to the comparable period in 2016. Gross profit as a percentage of sales was 25.7% for the six months ended June 30, 2017 as compared to 25.5% for the six months ended June 30, 2016 due to the mix of products sold during the two periods.

Selling general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2017 was $8.6 million, or 16.7% of net sales compared to $7.4 million, or 14.5%, for the six months ended June 30, 2016. The June 30, 2017 expense includes $1.4 million in transaction costs paid in relation to the acquisition of Crosman in June 2017. Excluding the transaction costs from the selling, general and administrative expense, there was no material change in expense items.

Income from operations
Income from operations for the six months ended June 30, 2017 was $0.4 million, a decrease of $1.0 million when compared to income from operations of $1.4 million for the comparable period in 2016, based on the factors described above.
Ergobaby
Overview
Ergobaby, headquartered in Los Angeles, California, is a designer, marketer and distributor of wearable baby carriers and accessories, blankets and swaddlers, nursing pillows, and related products.  Ergobaby primarily sells its Ergobaby and Baby Tula branded products through brick-and-mortar retailers, national chain stores, online retailers, its own websites and distributors and derives approximately 59% of its sales from outside of the United States.
On May 12, 2016, Ergobaby acquired New Baby Tula LLC (“Baby Tula”) for approximately $73.8 million, excluding a potential earn-out payment. Baby Tula designs, markets and distributes baby carriers and accessories.
Results of Operations
The table below summarizes the income from operations data for Ergobaby for the three and six months ended June 30, 2017 and June 30, 2016.

	Three months ended		Six months ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net sales	$27,289	$25,969	$49,902	$45,384
Cost of sales	8,973	8,549	16,488	15,351
Gross profit	18,316	17,420	33,414	30,033
Selling, general and administrative expense	9,079	9,715	18,386	17,540
Fees to manager	125	125	250	250
Amortization of intangibles	5,468	575	5,934	1,148
Loss on disposal of assets	—	6,663	—	6,663
Income from operations	$3,644	$342	$8,844	$4,432

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Net sales
Net sales for the three months ended June 30, 2017 were $27.3 million, an increase of $1.3 million or 5.1% compared to the same period in 2016. Net sales from Baby Tula for the second quarter were $6.3 million, compared to $4.8 million for the corresponding period in 2016. During the second quarter of 2016, Ergobaby’s Board of Directors approved a plan to dispose of the Orbit Baby infant travel system product line. Net sales from Orbit Baby branded infant travel systems were $2.1 million for the three months ended June 30, 2016. During the three months ended June 30, 2017, international sales were approximately $16.4 million, representing an increase of $2.8 million over the corresponding period in 2016. International sales from Baby Tula for the second quarter of 2017 were $2.4 million. International sales of baby carriers and accessories, including Baby Tula, increased by approximately $3.2 million and international sales of infant travel systems decreased by approximately $0.4 million during the quarter ended June 30, 2017 as compared to the comparable quarter in 2016. Domestic sales were $10.9 million in the second quarter of 2017, reflecting a decrease of $1.5 million compared to the corresponding period in 2016. The decrease in domestic sales was due to a $1.7 million decrease in domestic sales of infant travel systems and accessories, which was partially offset by a $0.2 million increase in sales of baby carrier and accessories. Baby carriers and accessories represented 100% of sales in the three months ended June 30, 2017 compared to 92% in the same period in 2016.
Cost of sales
Cost of sales was approximately $9.0 million for the three months ended June 30, 2017, as compared to $8.5 million for the three months ended June 30, 2016, an increase of $0.4 million. Cost of sales for Baby Tula were approximately $2.1 million. The increase in cost of sales was primarily attributable to higher sales compared to the prior period. Gross profit as a percentage of sales was 67.1% for both the quarter ended June 30, 2017 and 2016.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2017 decreased to approximately $9.1 million or 33.3% of net sales compared to $9.7 million or 37.4% of net sales for the same period of 2016. The $0.6 million decrease in the three months ended June 30, 2017 compared to the same period in 2016 was primarily attributable to reductions in Baby Tula related acquisition expenses, incurred in 2016, which were not recorded in 2017.
Amortization of intangible assets
Amortization of intangible assets increased $4.9 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 due primarily to the amortization of intangible assets associated with the acquisition of Baby Tula in the prior year.
Loss on disposal of assets
Ergobaby recorded a $6.7 million loss on disposal of assets during the second quarter of 2016 related to its decision to dispose of the Orbit Baby product line. The loss is comprised of the write-off of intangible assets of $5.5 million, property, plant and equipment of $0.4 million, and other assets of $0.8 million.

Income from operations
Income from operations for the three months ended June 30, 2017 increased $3.3 million, to $3.6 million, compared to $0.3 million for the same period of 2016, primarily as a result of the loss on disposal of assets that was recorded in 2016.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Net sales
Net sales for the six months ended June 30, 2017 were $49.9 million, an increase of $4.5 million or 10.0% compared to the same period in 2016. Net sales from Baby Tula for the six months ended June 30, 2017 were $11.7 million, compared to $4.8 million in sales in the post-May acquisition period in 2016. During the six months ended June 30, 2017, international sales were approximately $29.2 million, representing an increase of $5.3 million over the corresponding period in 2016. International sales of baby carriers and accessories increased by approximately $6.0 million and international sales of infant travel systems decreased by approximately $0.7 million during the six months ended June 30, 2017 as compared to the comparable six-month period in 2016. Baby Tula international sales represent an increase of $3.3 million. Domestic sales were $20.7 million during the six months ended June 30, 2017, reflecting a decrease of $0.8 million compared to the corresponding period in 2016. The decrease in domestic sales is attributable to a $3.4 million decrease in domestic infant travel systems and accessories sales, a $1.1 million decrease in sales of Ergo branded baby carrier and accessories to national and specialty retail accounts, partially offset by a $3.6 million increase in Baby Tula domestic sales. The decrease in baby carrier and accessories sales was attributable to the overall weakness in the U.S. retail market during the six months ended June 30, 2017. The decrease in infant travel systems and accessories sales was primarily attributable to exiting the Orbit Baby business during 2016. Baby carriers and accessories represented 100% of sales in the six months ended June 30, 2017 compared to 91% in the same period in 2016.

Cost of sales
Cost of sales was approximately $16.5 million for the six months ended June 30, 2017, as compared to $15.4 million for the six months ended June 30, 2016, an increase of $1.1 million. The increase in cost of sales was primarily attributable to higher sales compared to the prior period. Gross profit as a percentage of sales was 67.0% for the six months ended June 30, 2017 compared to 66.2% for the same period in 2016.

Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2017 increased to approximately $18.4 million or 36.8% of net sales compared to $17.5 million or 38.6% of net sales for the same period of 2016. The $0.8 million increase in the six months ended June 30, 2017 compared to the same period in 2016 was primarily attributable to increases in variable expenses, such as distribution and fulfillment and commission, due to the increases in direct market sales, and to increases in employee related costs due to increased staffing levels, due in part to the addition of Baby Tula in 2016. These increases were partially offset by lower marketing expenses, due to the timing of marketing spend, and lower acquisition costs, related to the 2016 Baby Tula acquisition.
Amortization of intangible assets
Amortization of intangible assets increased $4.8 million for the six months ended June 30, 2017 as compared to six months ended June 30, 2016 due primarily to the amortization of intangible assets associated with the acquisition of Baby Tula in the prior year.
Loss on disposal of assets
Ergobaby recorded a $6.7 million loss on disposal of assets during the second quarter of 2016 related to its decision to dispose of the Orbit Baby product line. The loss was comprised of the write-off of intangible assets of $5.5 million, property, plant and equipment of $0.4 million, and other assets of $0.8 million.

Income from operations
Income from operations for the six months ended June 30, 2017 increased $4.4 million, to $8.8 million, compared to $4.4 million for the same period of 2016, primarily as a result of the loss on disposal of assets that was recorded in 2016.
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

Results of Operations

The table below summarizes the income from operations data for Liberty Safe for the three and six months ended June 30, 2017 and June 30, 2016.

	Three months ended		Six months ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net sales	$19,607	$21,903	$47,585	$50,903
Cost of sales	13,993	15,818	34,131	35,517
Gross profit	5,614	6,085	13,454	15,386
Selling, general and administrative expense	3,101	3,080	8,080	7,151
Fees to manager	125	125	250	250
Amortization of intangibles	18	259	274	523
Income from operations	$2,370	$2,621	$4,850	$7,462

Three months ended June 30, 2017 compared to the three months ended June 30, 2016
Net sales
Net sales for the quarter ended June 30, 2017 decreased approximately $2.3 million or 10.5%, to $19.6 million, compared to the corresponding quarter ended June 30, 2016. Non-Dealer sales were approximately $8.3 million in the three months ended June 30, 2017 compared to $10.2 million for the three months ended June 30, 2016 representing a decrease of $1.9 million or 18.6%. Dealer sales totaled approximately $11.3 million in the three months ended June 30, 2017 compared to $11.7 million in the same period in 2016, representing a decrease of $0.4 million or 3.4%. The decrease in second quarter 2017 sales for the Non-Dealer channel is primarily attributable to the bankruptcy filing by a national retailer in the first quarter of 2017. The decrease in sales in the Dealer channel can be attributed to lower overall market demand in the second quarter of 2017 as compared to the second quarter of 2016.

Cost of sales
Cost of sales for the three months ended June 30, 2017 decreased approximately $1.8 million when compared to the same period in 2016. Gross profit as a percentage of net sales totaled approximately 28.6% and 27.8% for the quarters ended June 30, 2017 and June 30, 2016, respectively. The increase in gross profit as a percentage of sales during the three months ended June 30, 2017 compared to the same period in 2016 is primarily attributable to lower sales to national accounts, which have lower margins, in the second quarter of 2017 versus the prior year.
Selling, general and administrative expense
Selling, general and administrative expense was $3.1 million for both the three months ended June 30, 2017 and June 30, 2016. Selling, general and administrative expense represented 15.8% of net sales in 2017 and 14.1% of net sales for the same period of 2016. The increase in selling, general and administrative expense as a percentage of net sales is a result of the decrease in net sales for the quarter ended June 30, 2017 as compared to the corresponding second quarter in 2016.

Income from operations
Income from operations decreased $0.3 million during the three months ended June 30, 2017 to $2.4 million, compared to the corresponding period in 2016. This decrease was principally based on the factors described above.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Net sales
Net sales for the six months ended June 30, 2017 decreased approximately $3.3 million or 6.5%, to $47.6 million, compared to the corresponding six months ended June 30, 2016. Non-Dealer sales were approximately $22.0 million in the six months ended June 30, 2017 compared to $24.5 million for the six months ended June 30, 2016, representing a decrease of $2.5 million or 10.2%. Dealer sales totaled approximately $25.6 million in the six months ended June 30, 2017 compared to $26.4 million in the same period in 2016, representing a decrease of $0.8 million or 3.0%. The decrease in sales is attributable to lower overall market demand during the first half of 2017 as compared to the prior year.

Cost of sales
Cost of sales for the six months ended June 30, 2017 decreased approximately $1.4 million when compared to the same period in 2016. Gross profit as a percentage of net sales totaled approximately 28.3% and 30.2% for the six months ended June 30, 2017 and June 30, 2016, respectively. The decrease in gross profit as a percentage of sales during the six months ended June 30, 2017 compared to the same period in 2016 is attributable to higher raw material costs.

Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2017 increased to approximately $8.1 million or 17.0% of net sales compared to $7.2 million or 14.0% of net sales for the same period of 2016. The $0.9 million increase during the six months ended June 30, 2017 is primarily attributable to a $1.4 million reserve established to reserve against outstanding accounts receivable of a retail customer that filed for bankruptcy in the first quarter of 2017.

Income from operations
Income from operations decreased $2.6 million during the six months ended June 30, 2017 to $4.9 million, compared to $7.5 million during the same period in 2016, principally as a result of the decrease in sales, as described above.

Manitoba Harvest

Overview
Headquartered in Winnipeg, Manitoba, Manitoba Harvest is a pioneer and leader in branded, hemp-based foods and ingredients. Manitoba Harvest’s products, which management believes are one of the fastest growing in the hemp food market and among the fastest growing in the natural foods industry, are currently carried in approximately 13,000 retail stores across the United States and Canada. The Company’s hemp-based, 100% all-natural consumer products include hemp hearts, protein powder, hemp oil and snacks.

Results of Operations

The table below summarizes the income from operations data for Manitoba Harvest for the three and six months ended June 30, 2017 and June 30, 2016.

	Three months ended		Six months ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net sales	$15,549	$14,684	$28,677	$28,401
Cost of sales	8,708	8,786	15,620	15,454
Gross profit	6,841	5,898	13,057	12,947
Selling, general and administrative expense	5,641	6,258	10,437	12,001
Fees to manager	88	88	175	175
Amortization of intangibles	1,091	1,334	2,201	2,190
Income (loss) from operations	$21	$(1,782)	$244	$(1,419)

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Net sales
Net sales for the three months ended June 30, 2017 were approximately $15.5 million as compared to $14.7 million for the three months ended June 30, 2016, an increase of $0.9 million, or 5.9%. During the second quarter of 2017, Manitoba Harvest experienced strong growth in their branded hemp heart and hemp oil businesses, partially offset by declines in branded protein powders and the discontinuance of hemp heart bars. International sales were $3.4 million in the second quarter of 2017 compared to $6.3 million in the comparable prior year quarter, primarily driven by an oversaturation of hemp ingredient supply in an international market in the second half of 2016.

Cost of sales
Cost of sales for the three months ended June 30, 2017 was approximately $8.7 million compared to approximately $8.8 million for the same period in 2016. Gross profit as a percentage of sales was 44.0% in the quarter ended June 30, 2017 and 40.2% in the quarter ended June 30, 2016. The increase in gross profit as a percentage of sales in the second quarter of 2017 as compared to the same quarter in the prior year is primarily attributable to higher sales of branded hemp products, which have a higher gross margin percentage than our bulk ingredient business.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2017 decreased to approximately $5.6 million, or 36.3% of net sales compared to $6.3 million, or 42.6% of net sales for the same period in 2016. The $0.6 million decrease in the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to lower customer shipping costs, more efficient field selling costs and lower event and sampling spending.
Income (loss) from operations
Income from operations for the three months ended June 30, 2017 increased $1.8 million when compared to the same period in 2016, based on the factors described above.

Six months ended June 30, 2017 compared to six months ended June 30, 2016
Net sales
Net sales for the six months ended June 30, 2017 were approximately $28.7 million as compared to $28.4 million for the six months ended June 30, 2016, an increase of $0.3 million, or 1.0%. Manitoba Harvest experienced strong growth in their U.S. Club and online businesses, driven by sales of branded hemp heart products. Year-to-date growth was muted by declines in bulk hemp seed ingredient sales to international markets. International sales in the six months ended June 30, 2017 were $6.3 million as compared to $12.4 million for the six months ended June 30, 2016, a decrease of $6.1 million.

Cost of sales
Cost of sales for the six months ended June 30, 2017 was approximately $15.6 million compared to approximately $15.5 million for the same period in 2016. Gross profit as a percentage of sales was 45.5% in the six months ended June 30, 2017 and 45.6% in the six months ended June 30, 2016, a decrease of 10 basis points. For the first six months of the year, gross profit margins in our branded business expanded due to improving product mix and lower material costs. Gross profit margins in our ingredient business declined due to less fixed costs leverage and increased hemp seed cleaning costs.

Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2017 decreased to approximately $10.4 million or 36.4% of net sales compared to $12.0 million or 42.3% of net sales for the same period in 2016. The $1.6 million decrease in the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to lower customer shipping costs, more efficient field selling operations and the timing of our consumer promotion spending.
Income (loss) from operations
Income from operations for the six months ended June 30, 2017 was approximately $0.2 million, compared to loss from operations of $1.4 million in the same period in 2016, based on the factors described above.

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
Results of Operations
The table below summarizes the income from operations data for Advanced Circuits for the three and six months ended June 30, 2017 and June 30, 2016.

	Three months ended		Six months ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net sales	$22,508	$21,749	$43,968	$43,266
Cost of sales	12,119	12,132	23,958	23,958
Gross profit	10,389	9,617	20,010	19,308
Selling, general and administrative expense	3,678	3,530	7,222	6,953
Fees to manager	125	125	250	250
Amortization of intangibles	311	312	623	623
Income from operations	$6,275	$5,650	$11,915	$11,482

Three months ended June 30, 2017 compared to the three months ended June 30, 2016
Net sales
Net sales for the three months ended June 30, 2017 increased approximately $0.8 million to $22.5 million compared to the three months ended June 30, 2016. The increase in net sales was due to increased sales in Quick-Turn Small-Run PCBs by approximately $0.1 million, Quick-Turn Production PCBs by approximately $0.7 million, Long-Lead Time PCBs by approximately $0.1 million, and Subcontract sales by approximately $0.2 million, offset by a decrease in Assembly sales by approximately $0.4 million. On a consolidated basis, Quick-Turn Small-Run PCBs comprised approximately 21.0% of gross sales and Quick-Turn Production PCBs represented approximately 32.8% of gross sales for the second quarter of 2017. Quick-Turn Small-Run PCBs comprised approximately 21.4% of gross sales and Quick-Turn Production PCBs represented approximately 30.8% of gross sales for the second quarter of 2016.

Cost of sales
Cost of sales for both the three months ended June 30, 2017 and the three months ended June 30, 2016 were $12.1 million. Gross profit as a percentage of sales increased 200 basis points during the three months ended June 30, 2017 compared to the corresponding period in 2016 (46.2% at June 30, 2017 compared to 44.2% at June 30, 2016) primarily as a result of sales mix.

Selling, general and administrative expense
Selling, general and administrative expense was approximately $3.7 million in the three months ended June 30, 2017 and $3.5 million in the three months ended June 30, 2016. Selling, general and administrative expense represented 16.3% of net sales for the three months ended June 30, 2017 compared to 16.2% of net sales in the corresponding period in 2016.
Income from operations
Income from operations for the three months ended June 30, 2017 was approximately $6.3 million compared to $5.7 million in the same period in 2016, an increase of approximately $0.6 million, principally as a result of the factors described above.

Six months ended June 30, 2017 compared to six months ended June 30, 2016
Net sales
Net sales for the six months ended June 30, 2017 increased approximately $0.7 million to $44.0 million as compared to the six months ended June 30, 2016. The increase in net sales during the six months ended June 30, 2017 was due to an increase in Quick-Turn Production PCBs by approximately $1.0 million, Long-Lead Time PCBs by approximately $0.3 million, Subcontract sales by approximately $0.3 million, and a decrease in customer promotions by approximately $0.2 million. This was partially offset by decreases in Assembly sales by approximately $0.7 million and Quick-Turn Small-Run PCBs by approximately $0.4 million. On a consolidated basis, Quick-Turn Small-Run comprised approximately 20.9% of gross sales and Quick-Turn Production PCBs represented approximately 33.2% of gross sales for the six months ended June 30, 2017. Quick-Turn Small-Run comprised approximately 21.9% of gross sales and Quick-Turn Production PCBs represented approximately 31.5% of gross sales for the six months ended June 30, 2016.
Cost of sales
Cost of sales for both the six months ended June 30, 2017 and June 30, 2016 were $24.0 million. Gross profit as a percentage of sales increased 90 basis points during the six months ended June 30, 2017 compared to the same period in 2016 (45.5% at June 30, 2017 compared to 44.6% at June 30, 2016) primarily as a result of sales mix.

Selling, general and administrative expense
Selling, general and administrative expense was approximately $7.2 million in the six months ended June 30, 2017 as compared to $7.0 million in the six months ended June 30, 2016. Selling, general and administrative expense represented 16.4% of net sales for the six months ended June 30, 2017 compared to 16.1% of net sales in the prior year period.

Income from operations
Income from operations for the six months ended June 30, 2017 was approximately $11.9 million compared to $11.5 million in the same period in 2016, an increase of approximately $0.4 million, principally as a result of the factors described above.

Arnold Magnetics
Overview
Founded in 1895 and headquartered in Rochester, New York, Arnold Magnetics is a global manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including aerospace and defense, motorsport/automotive, oil and gas, medical, general industrial, electric utility, reprographics and advertising specialties markets. Arnold is the largest and, we believe, most technically advanced U. S. manufacturer of engineered magnets. Arnold is one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. Arnold operates a 70,000 square foot manufacturing assembly and distribution facility in Rochester, New York with nine additional facilities worldwide, including sites in the United Kingdom, Switzerland and China. Arnold serves customers via three primary product sectors:

•
Permanent Magnet and Assemblies and Reprographics (PMAG) (historically approximately 70% of net sales) - High performance permanent magnets and magnetic assemblies with a wide variety of applications including precision motor/generator sensors as well as beam focusing and reprographics applications;

•	Flexible Magnets ("Flexmag") (historically approximately 20% of net sales) - Flexible bonded magnetic materials for commercial printing, advertising, and industrial applications; and

•	Precision Thin Metals (PTM) (historically approximately 10% of net sales) - Ultra thin metal foil products utilizing magnetic and non- magnetic alloys.

Results of Operations
The table below summarizes the income from operations data for Arnold Magnetics for the three and six months ended June 30, 2017 and June 30, 2016.

	Three months ended		Six months ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net sales	$26,436	$28,495	$52,932	$55,878
Cost of sales	19,485	21,810	39,711	43,309
Gross profit	6,951	6,685	13,221	12,569
Selling, general and administrative expense	4,114	3,329	8,911	7,581
Fees to manager	125	125	250	250
Amortization of intangibles	866	880	1,747	1,761
Impairment expense	—	—	8,864	—
Income (loss) from operations	$1,846	$2,351	$(6,551)	$2,977

Three months ended June 30, 2017 compared to the three months ended June 30, 2016
Net sales
Net sales for the three months ended June 30, 2017 were approximately $26.4 million, a decrease of $2.1 million compared to the same period in 2016. The decrease in net sales is primarily a result of a decrease in aerospace and defense and reprographic sales in the PMAG reporting unit. International sales were $10.1 million in the three months ended June 30, 2017 as compared to $10.6 million in the three months ended June 30, 2016, a decrease of $0.6 million, primarily as a result of the decrease in sales at PMAG.
Cost of sales
Cost of sales for the three months ended June 30, 2017 were approximately $19.5 million compared to approximately $21.8 million in the same period of 2016. Gross profit as a percentage of sales increased from 23.5% for the quarter ended June 30, 2016 to 26.3% in the quarter ended June 30, 2017 principally due to improved material costs.

Selling, general and administrative expense
Selling, general and administrative expense in the three month period ended June 30, 2017 was $4.1 million as compared to approximately $3.3 million for the three months ended June 30, 2016. The increase in expense is primarily attributable to increased legal costs and professional fees.

Income from operations
Income from operations for the three months ended June 30, 2017 was approximately $1.8 million, a decrease of $0.5 million when compared to the same period in 2016, principally as a result of the factors noted above.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Net sales
Net sales for the six months ended June 30, 2017 were approximately $52.9 million, a decrease of $2.9 million compared to the same period in 2016. The decrease in net sales is primarily a result of decreases in the PMAG ($2.2 million) and FlexMag ($1.5 million) product sectors. PMAG sales represented approximately 73% of net sales for both the six months ended June 30, 2017 and the six months ended June 30, 2016. The decrease in PMAG sales is principally attributable to lower sales of reprographic products. The decrease in FlexMag sales is attributable to lower overall customer demand.

International sales were $21.1 million during the six months ended June 30, 2017 compared to $21.4 million during the same period in 2016, a decrease of $0.3 million or 1.5%. The decrease in international sales is due to a decrease in sales at PMAG.
Cost of sales
Cost of sales for the six months ended June 30, 2017 were approximately $39.7 million compared to approximately $43.3 million in the same period of 2016. Gross profit as a percentage of sales increased from 22.5% for the six months ended June 30, 2016 to 25.0% in the six months ended June 30, 2017 principally due to a reduction in material costs.

Selling, general and administrative expense
Selling, general and administrative expense in the six month period ended June 30, 2017 was $8.9 million as compared to approximately $7.6 million for the six months ended June 30, 2016. The increase in expense is primarily attributable to increased legal and professional fees.

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

(Loss) income from operations
Loss from operations for the six months ended June 30, 2017 was approximately $6.6 million, a decrease of $9.5 million when compared to the same period in 2016, principally as a result of the impairment expense recognized in the first quarter of 2017, and the factors described above.

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

Results of Operations
The table below summarizes the income from operations data for Clean Earth for the three and six months ended June 30, 2017 and June 30, 2016.

	Three months ended		Six months ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Service revenues	$50,418	$44,234	$97,694	$82,520
Cost of services	35,511	29,553	70,852	59,104
Gross profit	14,907	14,681	26,842	23,416
Selling, general and administrative expense	9,272	8,319	18,423	14,911
Fees to manager	125	125	250	250
Amortization of intangibles	3,059	3,012	6,164	5,988
Income from operations	$2,451	$3,225	$2,005	$2,267

Three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Service revenues
Revenues for the three months ended June 30, 2017 were approximately $50.4 million, an increase of $6.2 million or 14.0% compared to the same period in 2016. The increase in revenues is primarily due to acquisitions made in the second quarter of 2016 and the first quarter of 2017 as well as an increase in contaminated soil revenue. For the three months ended June 30, 2017, contaminated soil revenue increased 16% as compared to the same period last year, which is principally attributable to project timing as well as from a prior year acquisition. Hazardous waste revenues increased 34% principally as a result of acquisitions. Revenue from dredged material decreased for the three months ended June 30, 2017 as compared to the same period in 2016 due to the timing of projects. Contaminated soils represented approximately 57% of net sales for the three months ended June 30, 2017 compared to 56% for the three months ended June 30, 2016.

Cost of services
Cost of services for the three months ended June 30, 2017 were approximately $35.5 million compared to approximately $29.6 million in the same period of 2016. Gross profit as a percentage of sales decreased from 33.2% for the three month period ended June 30, 2016 to 29.6% for the same period ended June 30, 2017. The decrease in gross margin during the three months ended June 30, 2017 was primarily due to reduced dredged material volume.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2017 increased to approximately $9.3 million or 18.4% of service revenues, as compared to $8.3 million or 18.8% of service revenues for the same period in 2016. The increase was primarily due to the aforementioned acquisitions and increased labor costs.

Income from operations
Income from operations for the three months ended June 30, 2017 was approximately $2.5 million as compared to income from operations of $3.2 million for the three months ended June 30, 2016, a decrease of $0.8 million, primarily as a result of those factors described above.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Service revenues
Service revenues for the six months ended June 30, 2017 were approximately $97.7 million, an increase of $15.2 million or 18.4% compared to the same period in 2016. The increase in service revenues is principally due to two acquisitions in 2016 and one in 2017, as well as increased contaminated soil revenue, offset in part by lower dredge revenue.

For the six months ended June 30, 2017, contaminated soil revenue increased 15% as compared to the same period last year principally attributable to increased development activity in the Northeast and an acquisition made in 2016. Hazardous waste revenues increased 34% principally as a result of acquisitions. Revenue from dredged material decreased 38% for the six months ended June 30, 2017 as compared to the same period in 2016 due to the timing of new bidding activity. Contaminated soils represented approximately 58% of net sales for the six months ended June 30, 2017 compared to 59% for the six months ended June 30, 2016.

Cost of services
Cost of services for the six months ended June 30, 2017 were approximately $70.9 million compared to approximately $59.1 million in the same period of 2016. Gross profit as a percentage of sales decreased from 28.4% for the six month period ended June 30, 2016 to 27.5% for the same period ended June 30, 2017. The decrease in gross margin during the six months ended June 30, 2017 was primarily due to reduced dredged material volume

Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2017 increased to approximately $18.4 million or 18.9% of service revenues, as compared to $14.9 million or 18.1% of service revenues for the same period in 2016. The $3.5 million increase in selling, general and administrative expense in the six months ended June 30, 2017 compared to 2016 is primarily attributable to acquisitions and increased corporate expenses.

Income from operations
Income from operations for the six months ended June 30, 2017 was approximately $2.0 million, a decrease of $0.3 million as compared to the six months ended June 30, 2016, primarily as a result of those factors described above.

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

Results of Operations
The table below summarizes the income from operations data for Sterno Products for the three and six months ended June 30, 2017 and June 30, 2016.

	Three months ended		Six months ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net sales	$57,868	$57,141	$110,396	$101,110
Cost of sales	42,085	40,857	81,110	73,980
Gross Profit	15,783	16,284	29,286	27,130
Selling, general and administrative expenses	8,539	8,222	16,406	15,012
Management fees	125	125	250	250
Amortization of intangibles	1,799	1,790	3,658	3,309
Income from operations	$5,320	$6,147	$8,972	$8,559
Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Net sales
Net sales for the three months ended June 30, 2017 were approximately $57.9 million, an increase of $0.7 million or 1.3% compared to the same period in 2016.
Cost of sales
Cost of sales for the three months ended June 30, 2017 were approximately $42.1 million compared to approximately $40.9 million in the same period of 2016. Gross profit as a percentage of sales decreased from 28.5% for the three months ended June 30, 2016 to 27.3% for the same period ended June 30, 2017. The decrease in gross margin during the three months ended June 30, 2017 primarily reflects an increase in chemical material costs and lower margins on certain sales.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2017 and 2016 was approximately $8.5 million and $8.2 million, respectively. Selling, general and administrative expense represented 14.8% of net sales for the three months ended June 30, 2017 as compared to 14.4% of net sales for the same period in 2016. The increase in selling, general and administrative expense during the second quarter of 2017 reflects higher commissions and an increase in product development costs.
Income from operations
Income from operations for the three months ended June 30, 2017 was approximately $5.3 million, a decrease of $0.8 million when compared to the same period in 2016, as a result of those factors described above.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Net sales
Net sales for the six months ended June 30, 2017 were approximately $110.4 million, an increase of $9.3 million or 9.2% compared to the same period in 2016. The increase in net sales is a result of the acquisition of NII in January 2016. NII had net sales of $9.0 million in the period prior to acquisition in January 2016.

Cost of sales
Cost of sales for the six months ended June 30, 2017 were approximately $81.1 million compared to approximately $74.0 million in the same period of 2016. Gross profit as a percentage of sales decreased from 26.8% for the six months ended June 30, 2016 to 26.5% for the same period ended June 30, 2017. The decrease in gross margin during the six months ended June 30, 2017 primarily reflects an increase in chemical material costs.

Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2017 and 2016 was approximately $16.4 million and $15.0 million, respectively. Selling, general and administrative expense represented 14.9% of net sales for the six months ended June 30, 2017 as compared to 14.8% of net sales for the same period in 2016. The increase in selling, general and administrative expense during the first half of 2017 reflects the acquisition of NII, which has historically had a higher selling, general and administrative expense as a percentage of revenue, as well as an increase in staffing to strengthen sales and marketing and increased professional service costs associated with the acquisition of NII.

Income from operations
Income from operations for the six months ended June 30, 2017 was approximately $9.0 million, an increase of $0.4 million when compared to the same period in 2016, as a result of those factors described above.

Liquidity and Capital Resources

Liquidity

At June 30, 2017, we had approximately $39.3 million of cash and cash equivalents on hand, a decrease of $0.5 million as compared to the year ended December 31, 2016. The decrease in cash is due primarily to our acquisition of Crosman and our first quarter distribution, offset by the sale of our remaining shares of our FOX investment in the first quarter of 2017, which resulted in net proceeds of $136.1 million, and the issuance of preferred shares in the second quarter of 2017. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.

The change in cash and cash equivalents is as follows:

	Six months ended
(in thousands)	June 30, 2017	June 30, 2016
Cash provided by operations	$35,868	$45,534
Cash used investing activities	(44,386)	(99,589)
Cash provided by (used in) financing activities	8,532	(6,831)
Effect of exchange rates on cash and cash equivalents	(499)	(3,823)
Increase (decrease) in cash and cash equivalents	$(485)	$(64,709)

Operating Activities:
For the six months ended June 30, 2017, cash flows provided by operating activities totaled approximately $35.9 million, which represents a $9.7 million decrease compared to cash provided by operating activities of $45.5 million during the six month period ended June 30, 2016 (from both continuing and discontinued operations). This decrease is principally the result of changes in cash used for working capital and non-cash charges in the six months ended June 30, 2017 as compared to the same period in 2016, primarily as a result of the 5.11 acquisition, which occurred in the third quarter of 2016, and the effect of the cash flows from add-on acquisitions completed in 2016. Cash used in operating activities for working capital for the six months ended June 30, 2017 was $16.1 million, as compared to cash provided by working capital of $5.4 million for the six months ended June 30, 2016. The increase was primarily due to cash used for working capital by our 5.11 and Sterno subsidiaries (combined cash used for working capital of $13.5 million).

Investing Activities:
Cash flows used in investing activities for the six months ended June 30, 2017 totaled approximately $44.4 million, compared to cash used in investing activities of $99.6 million in the same period of 2016. In the current year, we received approximately $136.1 million related to the sale of our remaining investment in FOX, offset by cash used for our Crosman acquisition and a Clean Earth add-on acquisition ($159.0 million) and capital expenditures ($19.6 million). Capital expenditures in the six months ended June 30, 2017 increased approximately $9.1 million compared to the prior year, due primarily to expenditures at our 5.11 business. We expect capital expenditures for the full year of 2017 to be approximately $45 million to $55 million. The 2016 investing activities reflect the acquisition of NII by Sterno in January 2016 ($35.6 million), Baby Tula by Ergobaby ($65.0 million) and add-on acquisitions at Clean Earth ($33.6 million), offset by proceeds from a partial divestiture of our FOX shares of $47.7 million.

Financing Activities:
Cash flows provided by financing activities totaled approximately $8.5 million during the six months ended June 30, 2017 compared to cash flows used in financing activities of $6.8 million during the six months ended June 30, 2016. Financing activities reflect the payment of our quarterly distribution ($43.1 million in 2017 and $39.1 million in 2016), activity on our credit facility and the payment of a profit allocation related to the sale of FOX shares ($39.2 million in 2017 and $8.6 million in 2016). In the six months ended June 30, 2017, activity on our credit facility totaled $3.6 million of cash repayments, while the activity for the six months ended June 30, 2016 reflected net borrowings of $76.4 million, which was used to fund the acquisitions of Baby Tula by Ergobaby, a Clean Earth add-on acquisition and the repurchase of Ergobaby common stock from a noncontrolling shareholder. We also completed a preferred share offering during the second quarter of 2017, resulting in cash proceeds net of transaction costs, of $96.6 million.
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

As a result of significant investment in operational improvements to enhance its competitive position, including planned capital expenditures to reposition Arnold for future growth, we have granted Arnold a waiver for certain financial covenants under their intercompany debt agreement effective the quarter ended June 30, 2017 through December 31, 2017. At June 30, 2016, Manitoba Harvest was in default of certain financial covenants under the intercompany loan agreement with the Company. The Company waived the default by amending its intercompany loan agreement with Manitoba Harvest. The amendment included certain provisions that provided relief of Manitoba Harvest’s financial covenants through June 30, 2017. Manitoba Harvest was in compliance with the financial covenants under the intercompany loan agreement effective June 30, 2017, the date of the expiration of the waiver.

As of June 30, 2017, we had the following outstanding loans due from each of our businesses:

(in thousands)
5.11 Tactical	$175,313
Crosman	$92,000
Ergobaby	$76,177
Liberty	$47,850
Manitoba Harvest	$48,393
Advanced Circuits	$98,361
Arnold Magnetics	$72,265
Clean Earth	$171,749
Sterno Products	$79,203

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

We believe that we currently have sufficient liquidity and capital resources to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our board of directors, over the next twelve months. The quarterly distribution for the quarter ended June 30, 2017 was paid on July 27, 2017 and totaled $21.6 million.

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

2014 Credit Facility
On June 6, 2014, we entered into a new credit facility, the 2014 Credit Facility, which replaced our then existing 2011 Credit Facility entered into in October 2011. On August 31, 2016, we entered into an Incremental Facility Amendment to the 2014 Credit Agreement. The Incremental Facility Amendment provided an increase to the 2014 Revolving Credit Facility of $150.0 million, and the 2016 Incremental Term Loan in the amount of $250.0 million. The 2014 Credit Facility now provides for (i) revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $550 million and matures in June 2019, (ii) a $325 million term loan, and (iii) a $250 million incremental term loan. Our 2014 Term Loan and 2016 Incremental Term Loan requires quarterly payments with a final payment of the outstanding principal balance due in June 2021. (Refer to Note I - "Debt" of the condensed consolidated financial statements for a complete description of our 2014 Credit Facility.)

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

We had $544.6 million in net availability under the 2014 Revolving Credit Facility at June 30, 2017. The outstanding borrowings under the 2014 Revolving Credit Facility includes $1.8 million at June 30, 2017 of outstanding letters of credit.

The following table reflects required and actual financial ratios as of June 30, 2017 included as part of the affirmative covenants in our 2014 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.50:1.0	3.70:1.0
Total Debt to EBITDA Ratio	less than or equal to 4.25:1.0	2.59:1.0

We intend to use the availability under our 2014 Credit Facility and cash on hand to pursue acquisitions of additional businesses to the extent permitted under our 2014 Credit Facility, to fund distributions and to provide for other working capital needs.

Interest Expense
We recorded interest expense totaling $15.6 million for the six months ended June 30, 2017 compared to $18.8 million for the comparable period in 2016. The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Six months ended June 30,
	2017	2016
Interest on credit facilities	$12,015	$7,325
Unused fee on Revolving Credit Facility	1,473	937
Amortization of original issue discount	524	335
Unrealized loss (gain) on interest rate derivatives (1)	1,268	9,983
Letter of credit fees	51	52
Other	310	217
Interest expense	$15,641	$18,849
Average daily balance of debt outstanding	$593,223	$344,695
Effective interest rate (1)	5.3%	10.9%

(1) On September 16, 2014, we purchased an interest rate swap (the "New Swap") with a notional amount of $220 million effective April 1, 2016 through June 6, 2021. The agreement requires us to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At June 30, 2017, the New Swap had a fair value loss of $9.9 million, reflecting the present value of future payments and receipts under the agreement and is reflected as a component of interest expense and current and other non-current liabilities. Refer to "Note J - Derivatives and Hedging Activities" of the condensed consolidated financial statements for a description of the New Swap.

Income Taxes
We incurred an income tax benefit of $2.2 million with an effective tax rate of (8.3)% during the six months ended June 30, 2017 compared to income tax expense of $4.9 million with an effective income tax rate of 58.9% during the same period in 2016. The impairment expense at our Arnold business and non-deductible costs at the corporate level account, including the effect of the loss on our equity investment of FOX prior to the sale of our FOX shares in the first quarter, account for the majority of the remaining difference in our effective income tax rates in the first half of 2017, while non-deductible costs at the corporate level, including the gain on our equity investment in FOX, account for the majority of the remaining differences in the first half of 2016. Certain foreign operations are subject to foreign income taxation under existing provisions of the laws of those jurisdictions. Pursuant to U.S. tax laws, earnings from those jurisdictions will be subject to the U.S. income tax rate when those earnings are repatriated.
The components of income tax expense as a percentage of income from continuing operations before income taxes for the six months ended June 30, 2017 and 2016 are as follows:

	Six months ended June 30,
	2017	2016
United States Federal Statutory Rate	(35.0)%	35.0%
State income taxes (net of Federal benefits)	(2.2)	3.5
Foreign income taxes	3.4	6.4
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	3.3	44.1
Impairment expense	11.4	—
Effect of loss on equity method investment (2)	7.4	(34.9)
Impact of subsidiary employee stock options	1.3	3.8
Domestic production activities deduction	(1.0)	(3.2)
Effect of undistributed foreign earnings	1.3	—
Non-recognition of NOL carryforwards at subsidiaries	(2.2)	—
Other	4.0	4.2
Effective income tax rate	(8.3)%	58.9%

(1) The effective income tax rate for the six months ended June 30, 2017 and 2016 includes a loss at the Company's parent, which is taxed as a partnership.

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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Six months ended June 30, 2017

	Corporate	5.11	Crosman	Ergobaby	Liberty	Manitoba Harvest	ACI	Arnold	Clean Earth	Sterno	Consolidated
Net income (loss)	$(7,741)	$(12,573)	$(1,053)	$770	$1,837	$(1,787)	$6,074	$(10,684)	$(3,079)	$4,361	$(23,875)
Adjusted for:
Provision (benefit) for income taxes	—	(9,079)	227	4,205	1,013	(481)	1,434	548	(1,895)	1,834	(2,194)
Interest expense, net	15,333	50	4	—	—	7	(11)	—	171	—	15,554
Intercompany interest	(31,775)	7,035	590	3,184	1,972	2,252	4,161	3,426	6,648	2,507	—
Depreciation and amortization	677	30,784	272	6,926	980	3,087	1,832	3,679	10,695	6,110	65,042
EBITDA	(23,506)	16,217	40	15,085	5,802	3,078	13,490	(3,031)	12,540	14,812	54,527
Gain on sale of business	(340)	—	—	—	—	—	—	—	—	—	(340)
(Gain) loss on sale of fixed assets	—	—	—	(2)	29	(71)	(10)	(9)	(43)	455	349
Non-controlling shareholder compensation	—	1,165	—	321	(3)	508	12	100	777	370	3,250
Acquisition expenses and other	—	—	1,473	—	—	—	—	—	—	—	1,473
Impairment expense	—	—	—	—	—	—	—	8,864	—	—	8,864
Integration services fee	—	1,750	—	—	—	—	—	—	—	—	1,750
Loss on equity method investment	5,620	—	—	—	—	—	—	—	—	—	5,620
Gain on foreign currency transaction and other	(1,650)	—	—	—	—	—	—	—	—	—	(1,650)
Management fees	13,816	500	40	250	250	175	250	250	250	250	16,031
Adjusted EBITDA	$(6,060)	$19,632	$1,553	$15,654	$6,078	$3,690	$13,742	$6,174	$13,524	$15,887	$89,874

Adjusted EBITDA
Six months ended June 30, 2016

	Corporate	5.11	Crosman	Ergobaby	Liberty	Manitoba Harvest	ACI	Arnold	Clean Earth	Sterno	Consolidated
Net income (loss) (1)	$(1,491)			$1,630	$3,026	$(3,574)	$5,121	$(258)	$(2,858)	$2,483	$4,079
Adjusted for:		Not Applicable	Not Applicable
Provision (benefit) for income taxes	—			1,033	2,175	(943)	2,646	(308)	(1,491)	1,770	4,882
Interest expense, net	18,561			—	—	4	—	(1)	252	12	18,828
Intercompany interest	(22,068)			1,605	2,117	1,787	3,369	3,369	5,817	4,004	—
Depreciation and amortization	297			1,804	1,459	3,545	1,923	4,682	10,267	6,157	30,134
EBITDA	(4,701)			6,072	8,777	819	13,059	7,484	11,987	14,426	57,923
Gain on sale of businesses	—			—	—	—	—	—	—	—	—
(Gain) loss on sale of fixed assets	—			—	—	—	(10)	1	307	—	298
Non-controlling shareholder compensation	—			390	312	410	12	95	542	287	2,048
Loss on disposal of assets	—			6,663	—	—	—	—	—	—	6,663
Acquisition related expenses	—			799	—	—	—	—	738	189	1,726
Integration services fee	—			—	—	500	—	—	—	—	500
Gain on equity method investment	(8,266)			—	—	—	—	—	—		(8,266)
Gain on foreign currency transaction and other	(3,297)			—	—	—	—	—	—	—	(3,297)
Management fees	11,286			250	250	173	250	250	250	250	12,959
Adjusted EBITDA (2)	$(4,978)			$14,174	$9,339	$1,902	$13,311	$7,830	$13,824	$15,152	$70,554

(1) Net income (loss) does not include income from discontinued operations for the six months ended June 30, 2016.

(2) As a result of the sale of our Tridien subsidiary in September 2016, Adjusted EBITDA for the six months ended June 30, 2016 does not include Adjusted EBITDA from Tridien of $1.5 million.

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

	Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016
Net loss	$(23,875)	$4,331
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	62,582	29,920
Impairment expense/ loss on disposal of assets	8,864	6,663
Gain on sale of businesses	(340)	—
Amortization of debt issuance costs and original issue discount	2,460	1,475
Unrealized loss on interest rate hedges	1,268	9,983
Loss (gain) on equity method investment	5,620	(8,266)
Noncontrolling shareholder charges	3,250	2,048
Excess tax benefit on stock compensation	—	(366)
Provision for loss on receivables	3,327	203
Deferred taxes	(11,940)	(5,991)
Other	704	79
Changes in operating assets and liabilities	(16,052)	5,455
Net cash provided by operating activities	35,868	45,534
Plus:
Unused fee on revolving credit facility	1,473	937
Integration services fee (1)	1,750	500
Successful acquisition costs	1,473	1,727
Excess tax benefit on stock compensation	—	366
Changes in operating assets and liabilities	16,052	—
Other	—	128
Less:
Payments on swap	2,115	1,794
Changes in operating assets and liabilities	—	5,455
Maintenance capital expenditures: (2)
Compass Group Diversified Holdings LLC	—	—
5.11 Tactical	1,931	—
Advanced Circuits	111	2,319
Arnold	1,660	1,054
Clean Earth	2,753	3,215
Crosman	455	—
Ergobaby	490	221
Liberty	299	766
Manitoba Harvest	303	844
Sterno Products	1,066	949
Tridien	—	298
Realized gain from foreign currency (3)	1,650	3,059
Other (4)	3,366	—
Estimated cash flow available for distribution and reinvestment	$40,417	$29,218

Distribution paid in April 2017/2016	$(21,564)	$(19,548)
Distribution paid in July 2017/2016	(21,564)	(19,548)
	$(43,128)	$(39,096)

(1) Represents fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership, payable quarterly.
(2) Represents maintenance capital expenditures that were funded from operating cash flow, net of proceeds from the sale of property, plant and equipment, and excludes growth capital expenditures of approximately $10.4 million for the six months ended June 30, 2017 and $0.9 million for the six months ended June 30, 2016.

(3)	Reflects the foreign currency transaction gain or loss resulting from the Canadian dollar intercompany loans issued to Manitoba Harvest.

(4)	Includes amounts for the establishment of accounts receivable reserves related to a retail customer who filed bankruptcy during the first quarter of 2017.

Seasonality
Earnings of certain of our operating segments are seasonal in nature. Earnings from Liberty are typically lowest in the second quarter due to lower demand for safes at the onset of summer. Crosman typically has higher sales in the third and fourth quarter each year, reflecting the hunting and holiday seasons. Earnings from Clean Earth are typically lower during the winter months due to the limits on outdoor construction and dredging because of the colder weather in the Northeastern United States. Sterno Products typically has higher sales in the second and fourth quarter of each year, reflecting the outdoor summer and holiday seasons, respectively.

Related Party Transactions
Equity method investment in FOX
In March 2017, FOX closed on a secondary offering through which we sold our remaining 5,108,718 shares in FOX for total net proceeds of $136.1 million, after the underwriter's discount of $8.9 million. Subsequent to the sale of FOX shares in March 2017, we no longer hold an ownership interest in FOX. The sale of FOX shares in a secondary offering in March 2017 qualified as a Sale Event under the Company's LLC Agreement. During the second quarter, our board of directors declared a distribution to the Allocation Member in connection with the FOX Sale Event of $25.8 million. The profit allocation payment was made during the quarter ended June 30, 2017.

The following table reflects the year to date activity from our investment in FOX (in thousands):

2017
Balance January 1, 2017	$141,767
Proceeds from sale of FOX shares	(136,147)
Mark-to-market adjustment - March 7, 2017 (1)	(5,620)
Balance June 30, 2017	$—

(1) Represents the unrealized loss on the investment in FOX as of the date of the FOX secondary offering through which we sold our remaining shares in FOX.

5.11 - Related Party Vendor Purchases
5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the three and six months ended June 30, 2017, 5.11 purchased approximately $2.3 million and $3.7 million, respectively, in inventory from this vendor.
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

The table below summarizes the payment schedule of our contractual obligations at June 30, 2017:

(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$673,347	$26,563	$67,360	$579,424	$—
Operating lease obligations (2)	92,734	12,231	24,744	17,333	38,426
Purchase obligations (3)	424,688	233,454	125,734	65,500	—
Total (4)	$1,190,769	$272,248	$217,838	$662,257	$38,426

(1)	Reflects commitment fees and letter of credit fees under our 2014 Revolving Credit Facility and amounts due, together with interest on our 2014 Term Loan and 2016 Incremental Term Loan.

(2)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms.

(3)
Reflects non-cancelable commitments as of June 30, 2017, including: (i) shareholder distributions of $86.3 million; (ii) estimated management fees of $32.8 million per year over the next five years, and (iii) other obligations including amounts due under employment agreements. Distributions to our shareholders are approved by our board of directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.

(4)
The contractual obligation table does not include approximately $10.5 million in liabilities associated with unrecognized tax benefits as of June 30, 2017 as the timing of the recognition of this liability is not certain. The amount of the liability is not expected to significantly change in the next twelve months.

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
Goodwill and Indefinite-lived Intangible Asset Impairment Testing

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

Indefinite-lived intangible assets
We use a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. Our indefinite-lived intangible assets consist of trade names with a carrying value of approximately $72.6 million. The Manitoba Harvest trade name, which had a carrying value of $12.4 million at March 31, 2017, was included in the Step 1 impairment testing for Manitoba Harvest as noted above. The results of the qualitative analysis of our other reporting unit's indefinite-lived intangible assets, which we completed as of March 31, 2017, indicated that the fair value of the indefinite lived intangible assets exceeded their carrying value.
Recent Accounting Pronouncements
Refer to Note B - "Presentation and Principles of Consolidation" of the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk since December 31, 2016. For a further discussion of our exposure to market risk, refer to the section entitled "Quantitative and Qualitative Disclosures about Market Risk" that was disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 2, 2017.

ITEM 4. CONTROLS AND PROCEDURES
As required by Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15(b), Holdings’ Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures, (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2017. Based on that evaluation, the Holdings’ Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of June 30, 2017.

There have been no material changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There have been no material changes to those legal proceedings associated with the Company’s and Holdings’ business together with legal proceedings for the businesses discussed in the section entitled "Legal Proceedings" that was disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 2, 2017.

ITEM 1A. RISK FACTORS

There have been no material changes in those risk factors and other uncertainties associated with the Company and Holdings discussed in the section entitled "Risk Factors" that was disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 2, 2017 except as noted below related to our acquisition of Crosman in June 2017, and our issuance of Series A Preferred Shares in June 2017.

Risks Related to Crosman
Crosman’s products are subject to product safety and liability lawsuits, which could materially and adversely affect its financial condition, business and results of operations.
As a manufacturer of recreational airguns and archery products, Crosman is involved in various litigation matters that occur in the ordinary course of business. Although Crosman provides information regarding safety procedures and warnings with all of its product packaging, not all users of its products will observe all proper safety practices. Failure to observe proper safety practices may result in injuries that give rise to product liability and personal injury claims and lawsuits, as well as claims for breach of contract, loss of profits and consequential damages.

If any unresolved lawsuits or claims are determined adversely, they could have a material adverse effect on Crosman, its financial condition, business and results of operations. As more of Crosman’s products are sold to and used by its consumers, the likelihood of product liability claims being made against it increases. In addition, the running of statutes of limitations in the United States for personal injuries to minor children may be suspended during a child’s legal minority. Therefore, it is possible that accidents resulting in injuries to minors may not give rise to lawsuits until a number of years later.

While Crosman maintains product liability insurance to insure against potential claims, there is a risk such insurance may not be sufficient to cover all liabilities incurred in connection with such claims and the financial consequences of these claims and lawsuits will have a material adverse effect on its business, financial condition, liquidity and results of operations.
Risks Related to the Series A Preferred Shares
Distributions on the Series A Preferred Shares are discretionary and non-cumulative.
Distributions on the Series A Preferred Shares are discretionary and non-cumulative. Holders of the Series A Preferred Shares will only receive distributions of the Series A Preferred Shares when, as and if declared by the board of directors of the Company. Consequently, if the board of directors of the Company does not authorize and declare a distribution for a distribution period, holders of the Series A Preferred Shares would not be entitled to receive any distribution for such distribution period, and such unpaid distribution will not be payable in such distribution period or in later distribution periods. We will have no obligation to pay distributions for a distribution period if the board of directors of the Company does not declare such distribution before the scheduled record date for such period, whether or not distributions are declared or paid for any subsequent distribution period with respect to the Series A Preferred Shares, or any other preferred shares we may issue or our common shares. This may result in holders of the Series A Preferred Shares not receiving the full amount of distributions that they expect to receive, or any distributions, and may make it more difficult to resell Series A Preferred Shares or to do so at a price that the holder finds attractive.
The board of directors of the Company may, in its sole discretion, determine to suspend distributions on the Series A Preferred Shares, which may have a material adverse effect on the market price of the Series A Preferred Shares. There can be no assurances that our operations will generate sufficient cash flows to enable us to pay distributions on the Series A Preferred Shares. Our financial and operating performance is subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond our control.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Share Designation of Compass Diversified Holdings with respect to Series A Preferred Shares (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on June 28, 2017 (File No. 001-34927))

3.2
Trust Interest Designation of Compass Diversified Holdings LLC with respect to Series A Trust Preferred Interests (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on June 28, 2017 (File No. 001-34927))

4.1	Form of 7.250% Series A Preferred Share Certificate (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on June 28, 2017 (File No. 001-34927))

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Regular Trustee
Date: 8/2/2017
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: 8/2/2017

EXHIBIT INDEX

Description

3.1	Share Designation of Compass Diversified Holdings with respect to Series A Preferred Shares (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on June 28, 2017 (File No. 001-34927))

3.2
Trust Interest Designation of Compass Diversified Holdings LLC with respect to Series A Trust Preferred Interests (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on June 28, 2017 (File No. 001-34927))

4.1	Form of 7.250% Series A Preferred Share Certificate (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on June 28, 2017 (File No. 001-34927))

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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