Form 10-Q
period 2017-09-30
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2017-11-08
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of November 1, 2017, there were 59,900,000 Trust common shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2017

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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,487	$39,772
Accounts receivable, net	198,111	181,191
Inventories	242,817	212,984
Prepaid expenses and other current assets	27,145	18,872
Total current assets	509,560	452,819
Property, plant and equipment, net	170,827	142,370
Investment in FOX (refer to Note F)	—	141,767
Goodwill	539,925	491,637
Intangible assets, net	591,878	539,211
Other non-current assets	8,616	9,351
Total assets	$1,820,806	$1,777,155
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$77,417	$61,512
Accrued expenses	105,058	91,041
Due to related party	7,553	20,848
Current portion, long-term debt	5,685	5,685
Other current liabilities	15,493	23,435
Total current liabilities	211,206	202,521
Deferred income taxes	122,033	110,838
Long-term debt	569,755	551,652
Other non-current liabilities	18,570	17,600
Total liabilities	921,564	882,611
Stockholders’ equity
Trust preferred shares, 50,000 authorized; 4,000 shares issued and outstanding at September 30, 2017	96,417	—
Trust common shares, no par value, 500,000 authorized; 59,900 shares issued and outstanding at September 30, 2017 and December 31, 2016	924,680	924,680
Accumulated other comprehensive loss	(2,184)	(9,515)
Accumulated deficit	(167,297)	(58,760)
Total stockholders’ equity attributable to Holdings	851,616	856,405
Noncontrolling interest	47,626	38,139
Total stockholders’ equity	899,242	894,544
Total liabilities and stockholders’ equity	$1,820,806	$1,777,155
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Net sales	$268,281	$200,770	$767,960	$525,713
Service revenues	55,676	51,515	153,370	134,035
Total net revenues	323,957	252,285	921,330	659,748
Cost of sales	166,445	133,006	488,913	340,576
Cost of service revenues	39,787	36,864	110,639	95,968
Gross profit	117,725	82,415	321,778	223,204
Operating expenses:
Selling, general and administrative expense	80,804	53,648	239,102	140,702
Management fees	8,277	8,435	24,308	21,394
Amortization expense	14,167	8,423	39,256	23,966
Impairment expense	—	—	8,864	—
Loss on disposal of assets	—	551	—	7,214
Operating income	14,477	11,358	10,248	29,928
Other income (expense):
Interest expense, net	(6,945)	(4,376)	(22,499)	(23,204)
Amortization of debt issuance costs	(1,004)	(687)	(2,940)	(1,827)
Gain (loss) on investment in FOX	—	50,414	(5,620)	58,680
Other income (expense), net	2,020	(3,271)	2,950	(1,852)
Income (loss) from continuing operations before income taxes	8,548	53,438	(17,861)	61,725
Provision (benefit) for income taxes	192	4,894	(2,002)	9,778
Income (loss) from continuing operations	8,356	48,544	(15,859)	51,947
Income (loss) from discontinued operations, net of income tax	—	(455)	—	473
Gain on sale of discontinued operations, net of income tax	—	2,134	340	2,134
Net income (loss)	8,356	50,223	(15,519)	54,554
Less: Net income attributable to noncontrolling interest	650	682	2,492	1,749
Less: Net loss from discontinued operations attributable to noncontrolling interest	—	(164)	—	(116)
Net income (loss) attributable to Holdings	$7,706	$49,705	$(18,011)	$52,921
Amounts attributable to Holdings
Income (loss) from continuing operations	$7,706	$47,862	$(18,351)	$50,198
Income (loss) from discontinued operations, net of income tax	—	(291)	—	589
Gain on sale of discontinued operations, net of income tax	—	2,134	340	2,134
Net income (loss) attributable to Holdings	$7,706	$49,705	$(18,011)	$52,921
Basic and fully diluted income (loss) per common share attributable to Holdings (refer to Note L)
Continuing operations	$0.10	$0.72	$(1.03)	$0.59
Discontinued operations	—	0.03	0.01	0.05
	$0.10	$0.75	$(1.02)	$0.64
Weighted average number of shares of common shares outstanding – basic and fully diluted	59,900	54,300	59,900	54,300
Cash distributions declared per common share (refer to Note L)	$0.36	$0.36	$1.08	$1.08

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016

Net income (loss)	$8,356	$50,223	$(15,519)	$54,554
Other comprehensive income (loss)
Foreign currency translation adjustments	3,370	(1,945)	6,955	3,275
Pension benefit liability, net	(4)	(765)	376	(1,288)
Other comprehensive income (loss)	3,366	(2,710)	7,331	1,987
Total comprehensive income (loss), net of tax	11,722	47,513	(8,188)	56,541
Less: Net income attributable to noncontrolling interests	650	518	2,492	1,633
Less: Other comprehensive income (loss) attributable to noncontrolling interests	675	(268)	1,336	929
Total comprehensive income (loss) attributable to Holdings, net of tax	$10,397	$47,263	$(12,016)	$53,979
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares	Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Total Stockholders’ Equity
Balance — January 1, 2017	$—	$924,680	$(58,760)	$(9,515)	$856,405	$38,139	$894,544
Net income (loss)	—	—	(18,011)	—	(18,011)	2,492	(15,519)
Total comprehensive income, net	—	—	—	7,331	7,331	—	7,331
Issuance of Trust preferred shares, net of offering costs	96,417	—	—	—	96,417	—	96,417
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	4,952	4,952
Effect of subsidiary stock option exercise	—	—	—	—	—	1,222	1,222
Effect of issuance of subsidiary stock	—	—	—	—	—	40	40
Acquisition of Crosman	—	—	—	—	—	781	781
Distributions paid - Allocation Interests (refer to Note L)	—	—	(25,834)	—	(25,834)	—	(25,834)
Distributions paid - Trust Common Shares	—	—	(64,692)	—	(64,692)	—	(64,692)
Balance — September 30, 2017	$96,417	$924,680	$(167,297)	$(2,184)	$851,616	$47,626	$899,242
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income (loss)	$(15,519)	$54,554
Income from discontinued operations	—	473
Gain on sale of discontinued operations, net	340	2,134
Net income (loss) from continuing operations	(15,859)	51,947
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	24,505	19,481
Amortization expense	64,154	32,691
Impairment expense	8,864	—
Loss on disposal of assets	—	7,214
Amortization of debt issuance costs and original issue discount	3,721	2,363
Unrealized loss on interest rate swap	1,178	8,322
Noncontrolling stockholder stock based compensation	4,952	3,011
Excess tax benefit from subsidiary stock options exercised	(417)	(366)
Loss (gain) on investment in FOX	5,620	(58,680)
Provision for loss on receivables	4,310	59
Deferred taxes	(17,937)	(4,479)
Other	494	325
Changes in operating assets and liabilities, net of acquisition:
Increase in accounts receivable	(1,015)	(8,797)
(Increase) decrease in inventories	(24,222)	440
(Increase) decrease in prepaid expenses and other current assets	(4,501)	2,081
Increase in accounts payable and accrued expenses	5,389	1,296
Net cash provided by operating activities - continuing operations	59,236	56,908
Net cash provided by operating activities - discontinued operations	—	3,686
Cash provided by operating activities	59,236	60,594
Cash flows from investing activities:
Acquisitions, net of cash acquired	(164,742)	(528,642)
Purchases of property and equipment	(30,955)	(15,528)
Net proceeds from sale of equity investment	136,147	110,685
Payment of interest rate swap	(3,050)	(3,114)
Purchase of noncontrolling interest	—	(1,476)
Proceeds from sale of business	340	11,249
Other investing activities	(696)	350
Net cash used in investing activities - continuing operations	(62,956)	(426,476)
Net cash provided by investing activities - discontinued operations	—	9,192
Cash used in investing activities	(62,956)	(417,284)

COMPASS DIVERSIFIED HOLDINGS CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
(in thousands)	2017	2016
Cash flows from financing activities:
Proceeds from the issuance of Trust preferred shares, net	96,417	—
Borrowings under credit facility	214,500	633,798
Repayments under credit facility	(197,664)	(221,719)
Distributions paid	(64,692)	(58,644)
Net proceeds provided by noncontrolling shareholders	821	9,473
Distributions paid to noncontrolling shareholders	—	(23,630)
Distributions paid to allocation interest holders (refer to Note L)	(39,188)	(16,829)
Repurchase of subsidiary stock	—	(15,407)
Excess tax benefit from subsidiary stock options exercised	417	366
Debt issuance costs	(1,433)	(5,993)
Other	(1,316)	(1,008)
Net cash provided by financing activities	7,862	300,407
Foreign currency impact on cash	(2,427)	(3,197)
Net increase (decrease) in cash and cash equivalents	1,715	(59,480)
Cash and cash equivalents — beginning of period (1)	39,772	85,869
Cash and cash equivalents — end of period	$41,487	$26,389
(1) Includes cash from discontinued operations of $0.6 million at January 1, 2016.

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017

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
The Company is a controlling owner of nine businesses, or reportable operating segments, at September 30, 2017. The segments are as follows: 5.11 Acquisition Corp. ("5.11" or "5.11 Tactical"), Crosman Corp. ("Crosman"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Liberty Safe and Security Products, Inc. ("Liberty Safe" or "Liberty"), Fresh Hemp Foods Ltd. ("Manitoba Harvest"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold" or "Arnold Magnetics"), Clean Earth Holdings, Inc. ("Clean Earth"), and Sterno Products, LLC ("Sterno" or "Sterno Products"). Refer to Note E - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability company ("CGM" or the "Manager"), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a management services agreement ("MSA").
Note B - Presentation and Principles of Consolidation
The condensed consolidated financial statements for the three and nine month periods ended September 30, 2017 and September 30, 2016, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
Discontinued Operations
During the third quarter of 2016, the Company completed the sale of Tridien Medical, Inc. ("Tridien"). The results of operations of Tridien are reported as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016. Refer to Note D - "Discontinued Operations" for additional information. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.
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
In May 2014, the FASB issued a comprehensive new revenue recognition standard. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is designed to create greater comparability for financial statement users across industries, jurisdictions and capital markets and also requires enhanced disclosures. The new standard will be effective for the Company beginning January 1, 2018. The FASB issued four subsequent standards in 2016 containing implementation guidance related to the new standard. These standards provide additional guidance related to principal versus agent considerations, licensing, and identifying performance obligations. Additionally, these standards provide narrow-scope improvements and practical expedients as well as technical corrections and improvements.
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company will be adopting the standard using the modified retrospective method effective January 1, 2018.
The Company has developed implementation procedures specific to each of its reportable segments. The Company has designed these procedures to assess the impact that the new revenue standard will have on the Company’s financial statements and to make any changes necessary to its current accounting practices and internal controls over financial reporting. The Company expects to complete the implementation procedures during the fourth quarter of 2017. The Company has identified certain differences as it relates to the concepts of variable consideration, consideration payable to a customer and the focus on control to determine when and how revenue should be recognized (i.e. point in time versus over time) during the implementation process. Although certain differences have been identified around variable consideration and consideration payable to a customer, the total impact on each reportable segment will not be material to the financial statements. The Company has identified two reportable segments where revenue recognition will change to over time recognition from historical point in time revenue recognition. Although the timing of revenue recognition for these two reportable segments will change, these changes will not have a material impact on the Company’s financial statements. The Company expects to adopt certain practical expedients and make certain policy elections related to the accounting for significant financing components, sales taxes, shipping and handling, costs to obtain a contract and immaterial promised goods or services which mitigates any potential differences. In addition, the Company is currently analyzing our internal control over financial reporting framework to determine if controls should be added or modified as a result of adopting this standard, and reviewing the tax impact, if any, the option of the new standard may have. We also expect that the adoption of the new standard will result in expanded and disaggregated disclosure requirements.

Note C — Acquisitions

Acquisition of Crosman
On June 2, 2017, CBCP Acquisition Corp. (the "Buyer"), a wholly owned subsidiary of the Company, entered into an equity purchase agreement pursuant to which it acquired all of the outstanding equity interests of Bullseye Acquisition Corporation, the indirect owner of the equity interests of Crosman Corp. ("Crosman"). Crosman is a designer, manufacturer and marketer of airguns, archery products, laser aiming devices and related accessories. Headquartered in Bloomfield, New York, Crosman serves over 425 customers worldwide, including mass merchants, sporting goods retailers, online channels and distributors serving smaller specialty stores and international markets. Its diversified product portfolio includes the widely known Crosman, Benjamin and CenterPoint brands.

The Company made loans to, and purchased a 98.9% controlling interest in, Crosman. The purchase price, including proceeds from noncontrolling interests and net of transaction costs, was approximately $150.4 million. Crosman management invested in the transaction along with the Company, representing approximately 1.1% of the initial noncontrolling interest on a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of Crosman. CGM will receive integration service fees of $1.5 million payable quarterly over a twelve month period as services are rendered beginning in the quarter ended September 30, 2017. The Company incurred $1.5 million of transaction costs in conjunction with the Crosman acquisition, which was included in selling, general and administrative expense in the consolidated statements of income during the second quarter of 2017.

The results of operations of Crosman have been included in the consolidated results of operations since the date of acquisition. Crosman's results of operations are reported as a separate operating segment as a branded consumer business. The table below provides the preliminary recording of assets acquired and liabilities assumed as of the acquisition date.

	Preliminary Allocation	Measurement Period Adjustments	Revised Preliminary Allocation
(in thousands)	As of 6/2/2017		As of 9/30/17
Assets:
Cash	$429	$781	$1,210
Accounts receivable (1)	16,751	—	16,751
Inventory	25,598	3,166	28,764
Property, plant and equipment	10,963	6,610	17,573
Intangible assets	—	82,773	82,773
Goodwill	139,434	(91,316)	48,118
Other current and noncurrent assets	2,348	—	2,348
Total assets	$195,523	$2,014	$197,537

Liabilities and noncontrolling interest:
Current liabilities	$15,502	$781	$16,283
Other liabilities	91,268	189	91,457
Deferred tax liabilities	27,286	1,382	28,668
Noncontrolling interest	694	—	694
Total liabilities and noncontrolling interest	$134,750	$2,352	$137,102

Net assets acquired	$60,773	$(338)	$60,435
Noncontrolling interest	694	—	694
Intercompany loans to business	90,742	—	90,742
	$152,209	$(338)	$151,871

Acquisition Consideration
Purchase price	$151,800	$—	$151,800
Cash acquired	1,417	(207)	1,210
Working capital adjustment	(1,008)	(131)	(1,139)
Total purchase consideration	152,209	(338)	151,871
Less: Transaction costs	1,397	76	1,473
Purchase price, net	$150,812	$(414)	$150,398
(1) Includes $18.0 million of gross contractual accounts receivable of which $1.2 million was not expected to be collected. The fair value of accounts receivable approximated book value acquired.

The allocation of the purchase price presented above is based on management's estimate of the fair values using valuation techniques including income, cost and market approach. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets and current and other liabilities are valued at historical carrying values. Property, plant and equipment is valued through a purchase price appraisal and will be depreciated on a straight-line basis over the respective remaining useful lives of the assets. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. The goodwill of $48.1 million reflects the strategic fit of Crosman in the Company's branded consumer business and is not expected to be deductible for income tax purposes. The purchase accounting for Crosman is expected to be finalized during the fourth quarter of 2017.

The intangible assets recorded related to the Crosman acquisition are as follows (in thousands):

Intangible Assets	Amount	Estimated Useful Life
Tradename	$51,642	20 years
Customer relationships	28,718	15 years
Technology	2,413	15 years
	$82,773

The tradename was valued at $51.6 million using a multi-period excess earnings methodology. The customer relationships intangible asset was valued at $28.7 million using the distributor method, a variation of the multi-period excess earnings methodology, in which an asset is valuable to the extent it enables its owners to earn a return in excess of the required returns on the other assets utilized in the business. The technology was valued at $2.4 million using a relief from royalty method.

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

The Company made loans to, and purchased a 97.5% controlling interest in, 5.11 ABR Corp. The purchase price, including proceeds from noncontrolling interest and net of transaction costs, was approximately $408.2 million. 5.11 management invested in the transaction along with the Company, representing approximately 2.5% initial noncontrolling interest on a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of 5.11. CGM received integration service fees of $3.5 million payable quarterly over a twelve month period as services are rendered beginning in the quarter ended December 31, 2016.

The results of operations of 5.11 have been included in the consolidated results of operations since the date of acquisition. 5.11's results of operations are reported as a separate operating segment. The Company incurred $2.1 million of transaction costs in conjunction with the 5.11 acquisition, which was included in selling, general and administrative expense in the consolidated statements of income during the year of acquisition. The allocation of the purchase price, which was finalized during the fourth quarter of 2016, was based upon management's estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates were based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets and current and other liabilities were estimated at their historical carrying values. Property, plant and equipment was valued through a purchase price appraisal and will be depreciated on a straight-line basis over the respective remaining useful lives. Goodwill was calculated as the excess of the consideration transferred over the fair value of the identifiable net assets and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. The goodwill of $93.0 million reflects the strategic fit of 5.11 in the Company's branded consumer business and is not expected to be deductible for income tax purposes.
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
Unaudited pro forma information
The following unaudited pro forma data for the nine months ended September 30, 2017 and the three and nine months ended September 30, 2016 gives effect to the acquisition of Crosman and 5.11 Tactical, as described above, as if the acquisitions had been completed as of January 1, 2016, and the sale of Tridien as if the disposition had been completed on January 1, 2016. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Three months ended September 30,	Nine months ended September 30,
(in thousands)	2016	2017	2016
Net sales	$331,829	$962,976	$928,157
Gross profit	111,811	332,682	326,936
Operating income	13,463	11,924	36,424
Net income (loss)	46,054	(12,581)	52,461
Net income (loss) attributable to Holdings	45,381	(15,073)	50,743
Basic and fully diluted net income (loss) per share attributable to Holdings	$0.67	$(0.97)	$0.60

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

Note D - Discontinued Operations

Sale of Tridien
On September 21, 2016, the Company sold its majority owned subsidiary, Tridien, based on an enterprise value of $25 million. After the allocation of the sale proceeds to noncontrolling equity holders and the payment of transaction expenses, the Company received approximately $22.7 million in net proceeds at closing related to its debt and equity interests in Tridien. The Company recognized a gain of $1.7 million for the year ended December 31, 2016 as a result of the sale of Tridien. Approximately $1.6 million of the proceeds received by the Company from the sale of Tridien have been reserved to support the Company’s indemnification obligations for future claims against Tridien that the Company may be liable for under the terms of the Tridien sale agreement.

Operating results of discontinued operations
Summarized operating results of Tridien for the three and nine months ended September 30, 2016 are as follows:

(in thousands)	Three months ended September 30, 2016	Nine months ended September 30, 2016
Net sales	$15,978	$45,951
Gross profit	3,223	7,917
Operating income	967	437
Income (loss) from continuing operations before income taxes	(440)	488
Provision for income taxes	15	15
Income (loss) from discontinued operations (1)	$(455)	$473

(1) The results for the three and nine months ended September 30, 2016 exclude $0.4 million and $1.1 million, respectively, of intercompany interest expense.

Gain on sale of businesses
During the first quarter of 2017, the Company settled the remaining outstanding escrow items related to the sale of American Furniture Manufacturing, Inc. in 2015, and received a settlement related to the CamelBak Products, LLC business, which was also sold in 2015. As a result of these transactions, the Company recognized a gain on sale of discontinued operations of $0.3 million for the nine months ended September 30, 2017.

Note E — Operating Segment Data
At September 30, 2017, the Company had nine reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

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

•
Crosman is a leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices and related accessories. Crosman offers its products under the highly recognizable Crosman, Benjamin and CenterPoint brands that are available through national retail chains, mass merchants, dealer and distributor networks. Crosman is headquartered in Bloomfield, New York.

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

•
Manitoba Harvest is a pioneer and leader in the manufacture and distribution of branded, hemp-based foods and hemp-based ingredients. Manitoba Harvest’s products, which include Hemp Hearts™, Hemp Heart Bites™, and Hemp protein powders, are currently carried in over 13,000 retail stores across the United States and Canada. Manitoba Harvest is headquartered in Winnipeg, Manitoba.

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
Summary of Operating Segments

Net Revenues	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016

5.11 Tactical	$72,005	$27,203	$228,471	$27,203
Crosman	34,449	—	44,202	—
Ergobaby	27,835	29,664	77,737	75,048
Liberty	18,423	23,810	66,008	74,713
Manitoba Harvest	13,948	15,920	42,625	44,321
ACI	22,436	21,679	66,404	64,945
Arnold Magnetics	26,489	26,912	79,421	82,791
Clean Earth	55,676	51,515	153,370	134,035
Sterno Products	52,696	55,582	163,092	156,692
Total segment revenue	323,957	252,285	921,330	659,748
Corporate and other	—	—	—	—
Total consolidated revenues	$323,957	$252,285	$921,330	$659,748

Segment profit (loss) (1)	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016

5.11 Tactical	$(253)	$(1,794)	$(14,542)	$(1,794)
Crosman	(1,388)	—	(1,587)	—
Ergobaby	5,884	4,671	14,728	9,101
Liberty	2,050	2,417	6,900	9,879
Manitoba Harvest	(169)	554	75	(865)
ACI	6,191	5,759	18,106	17,241
Arnold Magnetics	2,000	851	(4,551)	3,828
Clean Earth	5,592	3,593	7,597	5,860
Sterno Products	4,411	5,536	13,383	14,095
Total	24,318	21,587	40,109	57,345
Reconciliation of segment profit (loss) to consolidated income (loss) before income taxes:
Interest expense, net	(6,945)	(4,376)	(22,499)	(23,204)
Other income (expense), net	2,020	(3,271)	2,950	(1,852)
Gain (loss) on equity method investment	—	50,414	(5,620)	58,680
Corporate and other (2)	(10,845)	(10,916)	(32,801)	(29,244)
Total consolidated income (loss) before income taxes	$8,548	$53,438	$(17,861)	$61,725

(1)	Segment profit (loss) represents operating income (loss).

(2)	Primarily relates to management fees expensed and payable to CGM, and corporate overhead expenses.

Depreciation and Amortization Expense	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016

5.11 Tactical	$4,338	$5,192	$34,882	$5,192
Crosman	5,593	—	5,842	—
Ergobaby	3,068	4,409	9,386	6,046
Liberty	358	616	1,295	1,925
Manitoba Harvest	1,891	1,732	4,922	5,200
ACI	817	885	2,517	2,585
Arnold Magnetics	1,452	2,268	4,962	6,778
Clean Earth	5,687	5,989	16,140	16,019
Sterno Products	2,873	2,396	8,713	8,427
Total	26,077	23,487	88,659	52,172
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs and original issue discount	1,261	888	3,721	2,363
Consolidated total	$27,338	$24,375	$92,380	$54,535

	Accounts Receivable		Identifiable Assets
	September 30,	December 31,	September 30,	December 31,
(in thousands)	2017	2016	2017 (1)	2016 (1)
5.11 Tactical	$46,112	$49,653	$313,072	$311,560
Crosman	24,904	—	134,047	—
Ergobaby	11,140	11,018	105,627	113,814
Liberty	13,708	13,077	27,901	26,344
Manitoba Harvest	5,251	6,468	100,330	97,977
ACI	7,010	6,686	15,847	16,541
Arnold Magnetics	15,407	15,195	69,154	64,209
Clean Earth	47,659	45,619	187,460	193,250
Sterno Products	37,389	38,986	126,135	134,661
Allowance for doubtful accounts	(10,469)	(5,511)	—	—
Total	198,111	181,191	1,079,573	958,356
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets (2)	—	—	3,197	145,971
Total	$198,111	$181,191	$1,082,770	$1,104,327

(1)	Does not include accounts receivable balances per schedule above or goodwill balances - refer to Note H - "Goodwill and Other Intangible Assets".

(2)
Corporate and other identifiable assets for the year ended December 31, 2016 includes the Company's investment in FOX, which was sold during the first quarter of 2017 - refer to Note F - "Investment in FOX".

Geographic Information

International Revenues	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
5.11 Tactical	$19,238	$6,141	$63,088	$6,141
Crosman	4,542	—	6,412	—
Ergobaby	17,048	16,701	46,277	40,660
Manitoba Harvest	10,720	8,573	19,979	20,983
Arnold Magnetics	10,556	12,208	31,677	33,654
Sterno Products	5,809	6,327	16,265	16,366
	$67,913	$49,950	$183,698	$117,804

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

Note G — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Machinery and equipment	$168,621	$155,591
Furniture, fixtures and other	27,005	13,737
Leasehold improvements	18,337	14,156
Buildings and land	39,964	35,392
Construction in process	24,699	8,308
	278,626	227,184
Less: accumulated depreciation	(107,799)	(84,814)
Total	$170,827	$142,370
Depreciation expense was $8.7 million and $24.5 million for the three and nine months ended September 30, 2017, and $7.3 million and $19.5 million for the three and nine months ended September 30, 2016, respectively.
Inventory
Inventory is comprised of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$38,388	$29,708
Work-in-process	12,294	8,281
Finished goods	201,348	182,886
Less: obsolescence reserve	(9,213)	(7,891)
Total	$242,817	$212,984

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

Goodwill
2017 Annual goodwill impairment testing
The Company uses a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment testing. The qualitative factors we consider include, in part, the general macroeconomic environment, industry and market specific conditions for each reporting unit, financial performance including actual versus planned results and results of relevant prior periods, operating costs and cost impacts, as well as issues or events specific to the reporting unit. At March 31, 2017, we determined that the Manitoba Harvest reporting unit required further quantitative testing (Step 1) because we could not conclude that the fair value of the reporting unit exceeds its carrying value based on qualitative factors alone. The Company utilized an income approach to perform the Step 1 testing at Manitoba Harvest. The weighted average cost of capital used in the income approach for Manitoba Harvest was 12.0%. Results of the Step 1 quantitative testing of Manitoba Harvest indicated that the fair value of Manitoba Harvest exceeded its carrying value by 15.0%. Manitoba Harvest's goodwill balance as of the date of the annual impairment testing was approximately $44.5 million. For the reporting units that were tested qualitatively, the Company concluded that the results of the qualitative analysis indicated that the fair value of those reporting units exceeded their carrying value and that a quantitative analysis was not necessary.
Manitoba Harvest
The Company performed Step 1 testing during the 2017 annual impairment testing for Manitoba Harvest. Subsequent to the annual impairment test, the Company has compared the Manitoba Harvest operating results to the forecasts used in the Step 1 testing and has noted no material variances in the results. However, there is a significant degree of uncertainty inherent in the assumptions used to develop the forecast amounts used in the annual impairment test given the changing nature of consumer tastes, particularly related to future years. Therefore, the results of the forecast process for 2018, which are expected to be finalized in the fourth quarter of 2017, may make it necessary to perform interim goodwill impairment testing at Manitoba Harvest at December 31, 2017.
2016 Interim goodwill impairment testing
Arnold
As a result of decreases in forecasted revenue, operating income and cash flows at Arnold, as well as a shortfall in revenue and operating income during the latter half of 2016 as compared to budgeted amounts, the Company determined that it was necessary to perform interim goodwill impairment testing on each of the three reporting units at Arnold. The Company performed Step 1 of the goodwill impairment assessment at December 31, 2016. In Step 1 of the goodwill impairment test, the Company compared the fair value of the reporting units to the carrying amount. Based on the results of the valuation, the fair value of the Flexmag and PTM reporting units exceeded the carrying amount, therefore, no additional goodwill testing was required. The results of the Step 1 test for the PMAG unit indicated a potential impairment of goodwill and the Company performed the second step of goodwill impairment testing (Step 2) to determine the amount of impairment of the PMAG reporting unit.
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

A summary of the net carrying value of goodwill at September 30, 2017 and December 31, 2016, is as follows (in thousands):

	Nine months ended September 30, 2017	Year ended December 31, 2016
Goodwill - gross carrying amount	$564,789	$507,637
Accumulated impairment losses	(24,864)	(16,000)
Goodwill - net carrying amount	$539,925	$491,637
The following is a reconciliation of the change in the carrying value of goodwill for the nine months ended September 30, 2017 by operating segment (in thousands):

	Balance at January 1, 2017	Acquisitions (1)	Goodwill Impairment	Foreign currency translation	Other (4)	Balance at September 30, 2017
5.11	$92,966	$—	$—	$—	$—	$92,966
Crosman	—	49,880	—	—	—	49,880
Ergobaby	61,031	—	—	—	—	61,031
Liberty	32,828	—	—	—	—	32,828
Manitoba Harvest	44,171	—	—	3,425	—	47,596
ACI	58,019	—	—	—	—	58,019
Arnold (2)	35,767	—	(8,864)	—	—	26,903
Clean Earth	118,224	802	—	—	—	119,026
Sterno	39,982	2,898	—	—	147	43,027
Corporate (3)	8,649	—	—	—	—	8,649
Total	$491,637	$53,580	$(8,864)	$3,425	$147	$539,925

(1)
The purchase price allocation for Crosman is preliminary and is expected to be completed during the fourth quarter of 2017. Clean Earth, Sterno and Crosman each completed add-on acquisitions during 2017. The goodwill related to the Clean Earth acquisition is based on a preliminary purchase price allocation. Crosman and Sterno completed small add-on acquisitions during the third quarter of 2017, and the preliminary purchase price allocations for these add-on acquisitions have not been prepared yet. The goodwill related to these add-on acquisitions represents the excess of purchase price over net assets acquired at September 30, 2017.

(2)	Arnold Magnetics has three reporting units PMAG, Flexmag and Precision Thin Metals with goodwill balances of $15.6 million, $4.8 million and $6.5 million, respectively.

(3)	Represents goodwill resulting from purchase accounting adjustments not "pushed down" to the ACI segment. This amount is allocated back to the ACI segment for purposes of goodwill impairment testing.

(4)	Represents the final settlement related to Sterno's acquisition of Sterno Home Inc. ("Sterno Home", formerly NII).
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

Other intangible assets are comprised of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$338,461	$(96,449)	$242,012	$304,751	$(79,607)	$225,144
Technology and patents	48,452	(21,502)	26,950	44,710	(18,290)	26,420
Trade names, subject to amortization	180,565	(19,194)	161,371	128,675	(6,833)	121,842
Licensing and non-compete agreements	7,865	(6,365)	1,500	7,845	(5,987)	1,858
Permits and airspace	115,130	(28,612)	86,518	113,295	(21,531)	91,764
Distributor relations and other	606	(606)	—	606	(606)	—
Total	691,079	(172,728)	518,351	599,882	(132,854)	467,028
Trade names, not subject to amortization	73,527	—	73,527	72,183	—	72,183
Total intangibles, net	$764,606	$(172,728)	$591,878	$672,065	$(132,854)	$539,211
Amortization expense related to intangible assets was $14.2 million and $39.3 million for the three and nine months ended September 30, 2017, and $8.4 million and $24.0 million for the three and nine months ended September 30, 2016, respectively. Estimated charges to amortization expense of intangible assets over the next five years, is as follows (in thousands):

October 1, through Dec. 31, 2017	$12,689
2018	49,367
2019	48,077
2020	47,592
2021	47,288
$205,013

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

Other
The 2014 Credit Facility provides for sub-facilities under the 2014 Revolving Credit Facility pursuant to which an aggregate amount of up to $100 million in letters of credit may be issued, as well as swing line loans of up to $25 million outstanding at one time. The issuance of such letters of credit and the making of any swing line loan would reduce the amount available under the 2014 Revolving Credit Facility. The Company will pay (i) commitment fees on the unused portion of the 2014 Revolving Credit Facility ranging from 0.45% to 0.60% per annum based on its Consolidated Leverage Ratio, (ii) quarterly letter of credit fees, and (iii) administrative and agency fees.
The following table provides the Company’s debt holdings at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Revolving Credit Facility	$25,500	$4,400
Term Loan	561,394	565,658
Original issue discount	(3,777)	(4,706)
Debt issuance costs - term loan	(7,677)	(8,015)
Total debt	$575,440	$557,337
Less: Current portion, term loan facilities	(5,685)	(5,685)
Long term debt	$569,755	$551,652
Net availability under the 2014 Revolving Credit Facility was approximately $523.2 million at September 30, 2017. Letters of credit outstanding at September 30, 2017 totaled approximately $1.3 million. At September 30, 2017, the Company was in compliance with all covenants as defined in the 2014 Credit Facility.
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

The following table summarizes debt issuance costs at September 30, 2017 and December 31, 2016, and the balance sheet classification in each of the periods presents (in thousands):

	September 30, 2017	December 31, 2016
Deferred debt issuance costs	$20,142	$18,960
Accumulated amortization	(9,188)	(6,248)
Deferred debt issuance costs, less accumulated amortization	$10,954	$12,712

Balance Sheet classification:
Other non-current assets	$3,277	$4,698
Long-term debt	7,677	8,014
	$10,954	$12,712

Note J — Derivative Instruments and Hedging Activities
On September 16, 2014, the Company purchased an interest rate swap ("New Swap") with a notional amount of $220 million. The New Swap is effective April 1, 2016 through June 6, 2021, the termination date of the 2014 Term Loan. The agreement requires the Company to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At September 30, 2017 and December 31, 2016, the New Swap had a fair value loss of $8.8 million and $10.7 million, respectively, principally reflecting the present value of future payments and receipts under the agreement.
The Company did not elect hedge accounting for the above derivative transaction and as a result, periodic mark-to-market changes in fair value are reflected as a component of interest expense in the consolidated statement of operations.
The following table reflects the classification of the Company's interest rate swap on the consolidated balance sheets at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Other current liabilities	$3,190	$4,010
Other noncurrent liabilities	5,657	6,709
Total fair value	$8,847	$10,719

Note K — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements at September 30, 2017
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(192)	$—	$—	$(192)
Contingent consideration - acquisitions (2)	(4,367)	—	—	(4,367)
Interest rate swap	(8,847)	—	(8,847)	—
Total recorded at fair value	$(13,406)	$—	$(8,847)	$(4,559)

(1)	Represents put option issued to noncontrolling shareholders in connection with the 5.11 Tactical and Liberty acquisitions.

(2)	Represents potential earn-outs payable by Sterno Products for the acquisition of NII and Ergobaby in connection with their acquisition of Baby Tula.

	Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Equity method investment - FOX	$141,767	$141,767	$—	$—
Liabilities:
Put option of noncontrolling shareholders	(180)	—	—	(180)
Contingent consideration - acquisitions	(4,830)	—	—	(4,830)
Interest rate swap	(10,719)	—	(10,719)	—
Total recorded at fair value	$126,038	$141,767	$(10,719)	$(5,010)
Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1st through September 30th in 2017 and 2016 are as follows (in thousands):

	2017	2016
Balance at January 1st	$(5,010)	$(50)
Contingent consideration - acquisition	—	(1,500)
Balance at March 31st	$(5,010)	$(1,550)
Contingent consideration - acquisition	—	(3,780)
Payment of contingent consideration	463	—
Balance at June 30th	$(4,547)	$(5,330)
Put option - noncontrolling shareholder	(12)	(50)
Contingent consideration - payment	—	450
Balance at September 30th	$(4,559)	$(4,930)
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

2014 Term Loan and 2016 Incremental Term Loan

At September 30, 2017, the carrying value of the principal under the Company’s outstanding Term Loans, including the current portion, was $561.4 million, which approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company's net leverage ratio. The estimated fair value of the outstanding 2014 Term Loan is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 in the fair value hierarchy.

Nonrecurring Fair Value Measurements

The following table provides the assets carried at fair value measured on a non-recurring basis as of September 30, 2017 and December 31, 2016:

	Fair Value Measurements at September 30, 2017				Nine months ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Expense

Goodwill (1)	26,903	—	—	26,903	8,864
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
Trust Preferred Shares
The Trust is authorized to issue up to 50,000,000 Trust preferred shares and the Company is authorized to issue a corresponding number of trust preferred interests. On June 28, 2017, the Trust issued 4,000,000 7.250% Series A Preferred Shares (the "Series A Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.4 million net of underwriters' discount and issuance costs. When, and if declared by the Company's board of directors, distribution on the Series A Preferred Shares will be payable quarterly on January 30, April 30, July 30, and October 30 of each year, beginning on October 30, 2017, at a rate per annum of 7.250%. Distributions on the Series A Preferred Shares are discretionary and non-cumulative. The Company has no obligation to pay distributions for a quarterly distribution period if the board of directors does not declare the distribution before the scheduled record of date for the period, whether or not distributions are paid for any subsequent distribution periods with respect to the Series A Preferred Shares, or the Trust common shares. If the Company's board of directors does not declare a distribution for the Series A Preferred Shares for a quarterly distribution period, during the remainder of that quarterly distribution period the Company cannot declare or pay distributions on the Trust common shares. The Series A Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the preferred shares.
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
Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate to participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.
Basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 attributable to Holdings is calculated as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Income (loss) from continuing operations attributable to Holdings	$7,706	$47,862	$(18,351)	$50,198
Less: Profit Allocation paid to Holders	—	8,196	39,120	16,829
Less: Effect of contribution based profit - Holding Event	1,620	812	3,954	1,292
Income (loss) from continuing operation attributable to common shares	$6,086	$38,854	$(61,425)	$32,077

Income from discontinued operations attributable to Holdings	$—	$1,843	$340	$2,723
Less: Effect of contribution based profit - Holding Event	—	—	—	—
Income from discontinued operations attributable to common shares	$—	$1,843	$340	$2,723

Basic and diluted weighted average common shares outstanding	59,900	54,300	59,900	54,300

Basic and fully diluted income (loss) per common share attributable to Holdings
Continuing operations	$0.10	$0.72	$(1.03)	$0.59
Discontinued operations	—	0.03	0.01	0.05
	$0.10	$0.75	$(1.02)	$0.64

Distributions
Trust Common Shares

•	On January 26, 2017, the Company paid a distribution of $0.36 per share to holders of record of the Company's common shares as of January 19, 2017. This distribution was declared on January 5, 2017.

•	On April 27, 2017, the Company paid a distribution of $0.36 per share to holders of record of the Company's common shares as of April 20, 2017. This distribution was declared on April 6, 2017.

•	On July 27, 2017, the Company paid a distribution of $0.36 per share to holders of record of the Company's common shares as of July 20, 2017. The distribution was declared on July 6, 2017.

•	On October 26, 2017, the Company paid a distribution of $0.36 per share to holders of record of the Company's common shares as of October 19, 2017. This distribution was declared on October 5, 2017.

Trust Preferred Shares

•
On October 30, 2017, the Company paid a distribution of $0.61423611 per share on the Company’s Series A Preferred Shares. The distribution on the Series A Preferred Shares covers the period from and including June 28, 2017, the original issue date of the Preferred Shares, up to, but excluding, October 30, 2017. This distribution was declared on October 5, 2017 and was payable to holders of record of the Company's Series A Preferred Shares as of October 15, 2017.

Note M — Warranties
The Company’s Crosman, Ergobaby and Liberty operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. A reconciliation of the change in the carrying value of the Company’s warranty liability for the nine months ended September 30, 2017 and the year ended December 31, 2016 is as follows (in thousands):

	Nine months ended September 30, 2017	Year ended December 31, 2016
Warranty liability:
Beginning balance	$1,258	$1,259
Accrual	507	252
Warranty payments	(266)	(253)
Other (1)	509	—
Ending balance	$2,008	$1,258
(1) Represents the warranty liability recorded in relation to the Crosman acquisition in June 2017 and an add-on acquisition by Crosman in July 2017.

Note N — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of September 30, 2017 and December 31, 2016:

	% Ownership (1) September 30, 2017		% Ownership (1) December 31, 2016
	Primary	Fully Diluted	Primary	Fully Diluted
5.11 Tactical	97.5	85.7	97.5	85.1
Crosman	98.8	89.2	N/a	N/a
Ergobaby	82.7	76.6	83.5	76.9
Liberty	88.6	84.7	88.6	84.7
Manitoba Harvest	76.6	67.0	76.6	65.6
ACI	69.4	69.2	69.4	69.3
Arnold Magnetics	96.7	84.7	96.7	84.7
Clean Earth	97.5	79.8	97.5	79.8
Sterno Products	100.0	89.5	100.0	89.5

(1)	The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	September 30, 2017	December 31, 2016
5.11 Tactical	$7,387	$5,934
Crosman	744	N/a
Ergobaby	21,282	18,647
Liberty	2,976	2,681
Manitoba Harvest	13,852	13,687
ACI	(8,502)	(11,220)
Arnold Magnetics	1,342	1,536
Clean Earth	6,585	5,469
Sterno Products	1,860	1,305
Allocation Interests	100	100
	$47,626	$38,139

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
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the nine months ended September 30, 2017 and 2016 is as follows:

	Nine months ended September 30,
	2017	2016
United States Federal Statutory Rate	(35.0)%	35.0%
State income taxes (net of Federal benefits)	(1.0)	0.2
Foreign income taxes	4.5	1.4
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	0.3	6.3
Impairment expense	16.9	—
Effect of loss (gain) on equity method investment (2)	11.0	(33.3)
Impact of subsidiary employee stock options	2.5	0.7
Credit utilization	(7.7)	—
Domestic production activities deduction	(2.3)	(0.6)
Effect of undistributed foreign earnings	2.0	4.5
Non-recognition of NOL carryforwards at subsidiaries	(3.5)	—
Other	1.1	1.6
Effective income tax rate	(11.2)%	15.8%

(1)	The effective income tax rate for the nine months ended September 30, 2017 and 2016 includes a loss at the Company's parent, which is taxed as a partnership.

(2)	The investment in FOX was held at the Company's parent, which is taxed as a partnership, resulting in the gain or loss on the investment as a reconciling item in deriving the effective tax rate.

Note P — Defined Benefit Plan
In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $3.5 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at September 30, 2017. Net periodic benefit cost consists of the following for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Service cost	$134	$111	$401	$325
Interest cost	24	35	71	103
Expected return on plan assets	(39)	(40)	(117)	(117)
Amortization of unrecognized loss	63	45	188	132
Net periodic benefit cost	$182	$151	$543	$443
During the three and nine months ended September 30, 2017, Arnold contributed $0.1 million and $0.3 million to the plan utilizing reserves from prior years over funding of the plan, respectively. For the remainder of 2017, the expected contribution to the plan will be approximately $0.1 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at September 30, 2017 were considered Level 3.
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

Note R - Subsequent Event
In October 2017, the Company further amended the 2014 Credit Facility (the "First Refinancing Amendment") to, in effect, refinance the 2014 Term Loan and the 2016 Incremental Term Loan (together, the “Term Loans”). Pursuant to the First Refinancing Amendment, outstanding Term Loans at LIBOR Rate bear interest at LIBOR plus an applicable rate of 2.25% and outstanding Term Loans at Base Rate bear interest at Base Rate plus 1.25%. Prior to the amendment, the outstanding Term Loans bore interest at LIBOR plus 2.75% or Base Rate plus 1.75%. In connection with the First Refinancing Amendment, the Company incurred $1.4 million of debt issuance costs associated with fees charged by term loan lenders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the sections entitled "Forward-Looking Statements" included elsewhere in this Quarterly Report on Form 10-Q as well as those risk factors discussed in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 and in the section entitled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
We are dependent on the earnings of, and cash receipts from our businesses to meet our corporate overhead and management fee expenses and to pay distributions. These earnings and distributions, net of any minority interests in these businesses, are generally available:

•	first, to meet capital expenditure requirements, management fees and corporate overhead expenses;

•	second, to fund distributions from the businesses to the Company; and

•	third, to be distributed by the Trust to shareholders.

We acquired our existing businesses (segments) at September 30, 2017 as follows:

		Ownership Interest - September 30, 2017
Business	Acquisition Date	Primary	Diluted
Advanced Circuits	May 16, 2006	69.4%	69.2%
Liberty Safe	March 31, 2010	88.6%	84.7%
Ergobaby	September 16, 2010	82.7%	76.6%
Arnold Magnetics	March 5, 2012	96.7%	84.7%
Clean Earth	August 7, 2014	97.5%	79.8%
Sterno Products	October 10, 2014	100.0%	89.5%
Manitoba Harvest	July 10, 2015	76.6%	67%
5.11 Tactical	August 31, 2016	97.5%	85.7%
Crosman	June 2, 2017	98.8%	89.2%
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
Recent Events
Trust Preferred Share Issuance
On June 28, 2017, the Trust issued 4,000,000 7.250% Series A Trust Preferred Shares (the "Series A Preferred Shares") for gross proceeds of $100.0 million, or $96.4 million net of underwriters' discount and issuance costs.
Acquisition of Crosman
On June 2, 2017, through a wholly owned subsidiary, Crosman Acquisition Corp., we acquired 98.9% of the outstanding equity of Bullseye Acquisition Corporation, which is the sole owner of Crosman Corp. ("Crosman"). Crosman is a designer, manufacturer and marketer of airguns, archery products and related accessories. Headquartered in Bloomfield, New York, Crosman serves over 425 customers worldwide, including mass merchants, sporting goods retailers, online channels and distributors serving smaller specialty stores and international markets. Its diversified product portfolio includes the widely known Crosman, Benjamin and CenterPoint brands. The purchase price, including proceeds from noncontrolling interests and net of transaction costs, was approximately $150.4 million. Crosman management invested in the transaction along with the Company, representing approximately 1.1% of the initial noncontrolling interest.
Divestiture of FOX shares
On March 13, 2017, Fox Factory Holding Corp. ("FOX") closed on a secondary public offering of 5,108,718 shares of FOX common stock held by CODI, which represented CODI's remaining investment in FOX. CODI received $136.1 million in net proceeds as a result of the sale. As a result of this secondary public offering, the Company no longer holds an ownership interest in FOX.
This sale of the portion of our FOX shares in March 2017 qualified as a Sale Event under the Company's LLC Agreement. During the second quarter of 2017, our board of directors declared a distribution to the Holders of the Allocation Interests of $25.8 million in connection with the Sale Event of FOX. The profit allocation payment was made during the quarter ended June 30, 2017.
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

Discontinued Operations
The results of operations for Tridien for the three and nine months ended September 30, 2016 are presented as discontinued operations in our consolidated financial statements as a result of the sale of Tridien in September 2016. Refer to Note D - "Discontinued Operations", of the condensed consolidated financial statements for further discussion of the operating results of our discontinued businesses.

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
Results of Operations
In the following results of operations, we provide (i) our actual consolidated results of operations for the three and nine months ended September 30, 2017 and 2016, which includes the historical results of operations of our businesses (operating segments) from the date of acquisition and (ii) comparative results of operations for each of our businesses on a stand-alone basis for the three and nine months ended September 30, 2017 and 2016, where all periods presented include relevant proforma adjustments for pre-acquisition periods and explanations where applicable.
Consolidated Results of Operations – Compass Diversified Holdings and Compass Group Diversified Holdings LLC

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
(in thousands)
Net sales	$323,957	$252,285	$921,330	$659,748
Cost of sales	206,232	169,870	599,552	436,544
Gross profit	117,725	82,415	321,778	223,204
Selling, general and administrative expense	80,804	53,648	239,102	140,702
Fees to manager	8,277	8,435	24,308	21,394
Amortization of intangibles	14,167	8,423	39,256	23,966
Impairment expense	—	—	8,864	—
Loss on disposal of assets	—	551	—	7,214
Operating income	$14,477	$11,358	$10,248	$29,928

Three months ended September 30, 2017 compared to three months ended September 30, 2016
Net sales
On a consolidated basis, net sales for the three months ended September 30, 2017 increased by approximately $71.7 million, or 28.4%, compared to the corresponding period in 2016.  Our acquisition of 5.11 Tactical on August 31, 2016 contributed $44.8 million to the increase in net sales, while our acquisition of Crosman on June 2, 2017 contributed $34.4 million. During the three months ended September 30, 2017 compared to 2016, we also saw a notable sales increase at Clean Earth ($4.2 million, primarily due to two acquisitions in 2016 and one acquisition in 2017), partially offset by a decrease in sales at our Liberty ($5.4 million decrease), Ergobaby ($1.8 million decrease), Manitoba Harvest ($2.0 million decrease) and Sterno ($2.9 million decrease) subsidiaries. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net sales by business segment.

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

Cost of sales
On a consolidated basis, cost of sales increased approximately $36.4 million during the three month period ended September 30, 2017, compared to the corresponding period in 2016. 5.11 Tactical accounted for $17.2 million of the increase, while our Crosman acquisition accounted for $29.0 million of the increase in cost of sales during the three months ended September 30, 2017. Clean Earth accounted for $2.9 million of the increase due to acquisitions in the prior and current year. These increases were offset by decreases in cost of sales at other operating segments, particularly Ergobaby ($4.8 million), Liberty ($4.7 million) and Arnold ($1.4 million). Gross profit as a percentage of sales was approximately 36.3% in the three months ended September 30, 2017 compared to 32.7% in the three months ended September 30, 2016. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of cost of sales by business segment.
Selling, general and administrative expense
On a consolidated basis, selling, general and administrative expense increased approximately $27.2 million during the three month period ended September 30, 2017, compared to the corresponding period in 2016. The increase in selling, general and administrative expense in the 2017 quarter compared to 2016 is principally the result of the 5.11 Tactical acquisition in August 2016 ($23.6 million) and Crosman in June 2017 ($5.1 million, including $0.3 million in transaction costs incurred for acquisition costs during the quarter). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense was $2.8 million in the third quarter of 2017 and $2.7 million in the third quarter of 2016.

Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended September 30, 2017, we incurred approximately $8.3 million in management fees as compared to $8.4 million in fees in the three months ended September 30, 2016.
Amortization expense
Amortization expense for the three months ended September 30, 2017 increased $5.7 million as compared to the three months ended September 30, 2016 primarily as a result of the acquisitions of 5.11 in August 2016 and Crosman in June 2017.
Loss on disposal of assets
Ergobaby recorded a $0.6 million loss on disposal of assets during the third quarter of 2016 related to its decision to dispose of the Orbit Baby product line. Refer to the Ergobaby section under "Results of Operations - Our Businesses" for additional details regarding the loss on disposal.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Net sales
On a consolidated basis, net sales for the nine months ended September 30, 2017 increased by approximately $261.6 million, or 39.6%, compared to the corresponding period in 2016.  Our acquisition of 5.11 in August 2016 contributed $201.3 million to the increase in net sales and our acquisition of Crosman in June 2016 contributed $44.2 million to the increase. During the nine months ended September 30, 2017 compared to 2016, we also saw notable sales increases at Ergobaby ($2.7 million, primarily due to the acquisition of Baby Tula), Clean Earth ($19.3 million, primarily due to two acquisitions in 2016 and one in 2017) and Sterno ($6.4 million, primarily due to the acquisition of Sterno Home Inc. ("Sterno Home", formerly Northern International, Inc.) in January 2016), offset by decreases in sales at Liberty ($8.7 million) and Arnold Magnetics ($3.4 million). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net sales by business segment.

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

Cost of sales
On a consolidated basis, cost of sales increased approximately $163.0 million during the nine month period ended September 30, 2017, compared to the corresponding period in 2016. 5.11 accounted for $121.4 million of the increase in cost of sales, including $21.7 in expense related to the amortization of the inventory step-up resulting from purchase accounting during the nine months ended September 30, 2017, while our Crosman acquisition accounted for $36.3 million of the increase. Clean Earth accounted for $14.7 million of the increase due to acquisitions in the prior and current year, and Sterno accounted for $6.3 million of the increase. These increases were offset by decreases in cost of sales at other operating segments, particularly Liberty ($6.0 million) and Arnold ($5.0 million). Gross profit as a percentage of sales was approximately 34.9% in the nine months ended September 30, 2017 compared to 33.8% in the nine months ended September 30, 2016. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of cost of sales by business segment.

Selling, general and administrative expense
On a consolidated basis, selling, general and administrative expense increased approximately $98.4 million during the nine month period ended September 30, 2017, compared to the corresponding period in 2016. The increase in selling, general and administrative expense in 2017 compared to 2016 is principally the result of the 5.11 acquisition in August 2016 ($85.3 million), and Crosman in June 2017 ($7.7 million, including $1.8 million in acquisition related expenses). We also saw an increase in selling general and administrative expense for the nine months ended September 30, 2017 at Clean Earth ($2.9 million due to acquisitions in the current and prior year), and an increase in selling, general and administrative expense at Ergobaby and Liberty due to the effect of bankruptcy filings by two major retailers during 2017. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense increased from $8.6 million in the nine months ended September 30, 2016 to $9.0 million in the nine months ended September 30, 2017.

Fees to manager
Pursuant to the MSA, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the nine months ended September 30, 2017, we incurred approximately $24.3 million in expense for these fees compared to $21.4 million for the corresponding period in 2016. The increase in the management fees that occurred is primarily due to the increase in consolidated net assets resulting from the acquisition of 5.11 in August 2016, and the acquisition of Crosman in June 2017.
Amortization expense
Amortization expense for the nine months ended September 30, 2017 increased $15.3 million as compared to the nine months ended September 30, 2016 as a result of the acquisition of 5.11 in August 2016 and Crosman in June 2017.
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

Loss on disposal of assets
Ergobaby recorded a $7.2 million loss on disposal of assets during 2016 related to its decision to dispose of the Orbitbaby product line. Refer to the Ergobaby section under "Results of Operations - Our Businesses" for additional details regarding the loss on disposal.

Results of Operations - Our Businesses

The following discussion reflects a comparison of the historical results of operations of each of our businesses for the three and nine month periods ending September 30, 2017 and September 30, 2016 on a stand-alone basis. For the 2017 acquisition of Crosman, the following discussion reflects pro forma results of operations for the three and nine months ended September 30, 2017 and 2016 as if we had acquired Crosman January 1, 2016. For the 2016 acquisition of 5.11, the following discussion reflects pro forma results of operations for the three and nine months ended September 30, 2016 as if we had acquired 5.11 on January 1, 2016. Where appropriate, relevant pro forma adjustments are reflected as part of the historical operating results. We believe this is the most meaningful comparison of the operating results for each of our business segments. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.
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
Results of Operations
In the following results of operations, we provide (i) the actual consolidated results of operations for 5.11 for the three and nine months ended September 30, 2017, and (ii) comparative results of operations for 5.11 for the three and nine months ended September 30, 2016, as if we had acquired the business on January 1, 2016, including relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable.

	Three months ended		Nine months ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
		(Pro forma)		(Pro forma)
Net sales	$72,005	$74,655	$228,471	$212,667
Cost of sales (1)	37,452	46,797	141,590	123,857
Gross profit	34,553	27,858	86,881	88,810
Selling, general and administrative expense (2)	32,370	25,954	94,000	78,998
Fees to manager (3)	250	250	750	750
Amortization of intangibles (4)	2,186	2,047	6,673	6,140
Income (loss) from operations	$(253)	$(393)	$(14,542)	$2,922
Pro forma results of operations of 5.11 Tactical for the three and nine months ended September 30, 2016 include the following pro forma adjustments, applied to historical results as if we had acquired 5.11 on January 1, 2016:
(1) Cost of sales was decreased by $0.02 million and $0.08 million, respectively, for the three and nine months ended September 30, 2016 to reflect the increase in the depreciable lives for machinery and equipment.
(2) Selling, general and administrative expense was decreased by approximately $0.5 million and $2.3 million, respectively, for the three and nine months ended September 30, 2016 to reflect the increase in the depreciable lives for property, plant and equipment. Selling, general and administrative expense was increased by approximately $0.4 and $0.9 million in the three and nine months ended September 30, 2016, respectively, as a result of stock compensation expense related to stock options that were granted to 5.11 employees as a result of the acquisition.
(3) Represents management fees that would have been payable to the Manager in the nine months ending September 30, 2016.
(4) Represents amortization of intangible assets in the three and nine month period ended September 30, 2016 for amortization expense associated with the allocation of the fair value of intangible assets resulting from the purchase price allocation in connection with our acquisition.
Three months ended September 30, 2017 compared to the pro forma three months ended September 30, 2016
Net sales
Net sales for the three months ended September 30, 2017 were $72.0 million as compared to net sales of $74.7 million for the three months ended September 30, 2016, a decrease of $2.7 million, or 3.5%. This decrease is due primarily to a $3.8 million decrease in international direct-to-agency business. Direct-to-agency sales represent large non-recurring contracts consisting primarily of special-make-up ("SMU") uniform product designed for large law enforcement divisions. Retail and e-commerce sales grew $4.3 million or 56%, driven by growing demand in direct to consumer channels. Retail sales grew largely due to sixteen new retail store openings since September 2016 (bringing the total store count to 24 as of September 30, 2017). 5.11 implemented a new Enterprise Resource Planning (ERP) system and as part of the go-live process 5.11 shut down its warehouse as planned on September 28, 2017 to begin the cut-over activities. As a result, 5.11 had less shipping days during the third quarter of 2017 as compared to the prior year, which resulted in approximately $4 million to $5 million in sales shifting to the fourth quarter of 2017. The warehouse reopened on October 9, 2017, and 5.11 has resumed warehouse and shipping operations.
Cost of sales
Cost of sales for the three months ended September 30, 2017 were $37.5 million as compared to $46.8 million for the comparable period in 2016, a decrease of $9.3 million. Gross profit as a percentage of sales was 48.0% in the three months ended September 30, 2017 as compared to 37.3% in the three months ended September 30, 2016. Cost of sales for the three months ended September 30, 2016 includes $4.7 million in expense related to a $39.1 million inventory step-up resulting from the acquisition purchase price allocation. The total inventory step-up amount of $39.1 million was expensed to cost of goods sold over the expected turns of 5.11's inventory. The increase in gross profit percentage is due to lower product costs from efficiency in sourcing operations, improved gross margins on new product introductions, and a larger proportion of revenues from the higher margin retail and e-commerce distribution channels as compared to the same period in 2016.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2017 was $32.4 million, or 45.0%, of net sales compared to $26.0 million, or 34.8% of net sales for the comparable period in 2016. This increase in selling, general and administrative expense was primarily due to sixteen new retail stores that were not open in the prior comparable period, strategic investments into sales and marketing, and integration service fees billed by CGM to 5.11.
Loss from operations
Loss from operations for the three months ended September 30, 2017 was $0.3 million, an increase of $0.1 million when compared to loss from operations of $0.4 million for the same period in 2016, based on the factors described above.
Nine months ended September 30, 2017 compared to the pro forma nine months ended September 30, 2016
Net sales
Net sales for the nine months ended September 30, 2017 were $228.5 million as compared to net sales of $212.7 million for the nine months ended September 30, 2016, an increase of $15.8 million, or 7.4%. This increase is due primarily to an $8.7 million increase in international direct-to-agency business, and increased retail and e-commerce sales. Direct-to-agency sales represent large non-recurring contracts consisting primarily of SMU uniform product designed for large law enforcement divisions. Retail and e-commerce sales grew $10.7 million, or 45%, driven by growing demand in direct to consumer channels. Retail sales grew largely due to sixteen new retail store openings since September 2016 (bringing the total store count to 24 as of September 30, 2017). The consumer wholesale channel experienced a $4.2 million decrease due primarily to the bankruptcy of a large outdoor retail customer. 5.11 implemented a new Enterprise Resource Planning (ERP) system and as part of the go-live process 5.11 shut down its warehouse as planned on September 28, 2017 to begin the cut-over activities. As a result, 5.11 had less shipping days during the third quarter of 2017 as compared to the prior year, which resulted in approximately $4 million to $5 million in sales shifting to the fourth quarter of 2017. The warehouse reopened on October 9, 2017, and 5.11 has resumed warehouse and shipping operations.
Cost of sales
Cost of sales for the nine months ended September 30, 2017 were $141.6 million as compared to $123.9 million for the comparable period in 2016, an increase of $17.7 million. Gross profit as a percentage of sales was 38.0% in the nine months ended September 30, 2017 as compared to 41.8% in the nine months ended September 30, 2016. Cost of sales for the nine months ended September 30, 2017 includes $21.7 million in expense related to a $39.1 million inventory step-up resulting from the acquisition purchase price allocation while the nine months ended September 30, 2016 included $4.7 million in expense related to the inventory step-up resulting from the acquisition purchase price allocation, an increase of $17 million year-over-year. The total inventory step-up amount of $39.1 million was expensed to cost of goods sold over the expected turns of 5.11's inventory. Excluding the effect of the expense associated with the inventory step-up in both periods, gross profit as a percentage of sales increased 350 basis points to 47.5% for the nine months ended September 30, 2017 compared to 44.0% for the nine months ended September 30, 2016. This increase in gross profit percentage is due to lower product costs from efficiency in sourcing operations, improved gross margins on new product introductions, and a larger proportion of revenues from the higher margin retail and e-commerce distribution channels as compared to the same period in 2016.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2017 was $94.0 million, or 41.1% of net sales compared to $79.0 million, or 37.1%, of net sales for the comparable period in 2016. This increase in selling, general and administrative expense was primarily due to an accounts receivable reserve for a large outdoor retail customer that filed for bankruptcy, sixteen new retail stores that were not open in the prior comparable period, strategic investments into sales and marketing, and integration service fees billed by CGM to 5.11.

(Loss) income from operations
Loss from operations for the nine months ended September 30, 2017 was $14.5 million, a decrease of $17.5 million when compared to income from operations of $2.9 million for the same period in 2016, based on the factors described above.
Crosman
Overview
Crosman, headquartered in Bloomfield, New York, is a leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices and related accessories. Crosman offers its products under the highly recognizable Crosman, Benjamin and CenterPoint brands that are available through national retail chains, mass merchants, dealer and distributor networks. Airguns historically represent Crosman's largest product category, with more than 50% of gross sales. The airgun product category consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Crosman's other primary product categories are archery, with products including CenterPoint crossbows and the Pioneer Airbow, consumables, which includes steel and plastic BBs, lead pellets and CO2 cartridges, and airsoft products. We made loans to, and purchased a controlling interest in, Crosman for a net purchase price of $150.4 million in June 2017, representing approximately 98.9% of the initial outstanding equity of Crosman Corp.
Results of Operations
In the following results of operations, we provide (i) the actual consolidated results of operations for Crosman for the three months ended September 30, 2017, and (ii) comparative results of operations for Crosman for the nine months ended September 30, 2017 and three and nine months ended September 30, 2016, as if we had acquired the business on January 1, 2016, including relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable.

	Three months ended		Nine months ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
		(Pro forma)	(Pro forma)
Net sales	$34,449	$32,092	$85,848	$82,945
Cost of sales (1)	29,034	23,543	67,088	61,012
Gross profit	5,415	8,549	18,760	21,933
Selling, general and administrative expense	5,121	3,780	13,715	11,111
Fees to manager (2)	125	125	375	375
Amortization of intangibles (3)	1,557	1,164	3,498	3,493
Income from operations	$(1,388)	$3,480	$1,172	$6,954
Pro forma results of operations of Crosman for the nine months ended September 30, 2017 and the three and nine months ended September 30, 2016 include the following pro forma adjustments, applied to historical results as if we had acquired Crosman on January 1, 2016:
(1) Cost of sales was decreased by $0.2 million for the nine months ended September 30, 2017, and $0.1 million and $0.5 million, respectively, for the three and nine months ended September 30, 2016, to reflect the increase in the depreciable lives for machinery and equipment.
(2) Represents management fees that would have been payable to the Manager in the nine months ended September 30, 2017 and the three and nine months ended September 30, 2016.
(3) Represents amortization of intangible assets in the three and nine month period ended September 30, 2017 and 2016 associated with the allocation of the fair value of intangible assets resulting from the purchase price allocation in connection with our acquisition.
Three months ended September 30, 2017 compared to the pro forma three months ended September 30, 2016
Net sales
Net sales for the three months ended September 30, 2017 were $34.4 million, an increase of $2.4 million or 7.3%, compared to the same period in 2016. The increase in net sales for the three months ended September 30, 2017 is primarily due to growth in the archery products category and an add-on acquisition during the third quarter of 2017.
Cost of sales
Cost of sales for the three months ended September 30, 2017 were $29.0 million as compared to $23.5 million for the comparable period in 2016, an increase of $5.5 million, which is consistent with the net sales increase and also includes $3.2 million in expense related to the inventory step-up resulting from the preliminary purchase price allocation. After excluding the impact of the inventory step-up expense, gross profit as a percentage of sales was 24.9% for the three months ended

September 30, 2017 as compared to 26.6% in the three months ended September 30, 2016 due to the mix of products sold during the two periods.
Selling general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2017 was $5.1 million, or 14.9% of net sales compared to $3.8 million, or 11.8% of net sales for the three months ended September 30, 2016. The selling, general and administrative expense for the three months ended September 30, 2017 includes $0.4 million of acquisition related expenses, $0.4 million of integration services fees payable to CGM, $0.2 million of non-recurring consultant fees and increased expenses associated with higher sales.
(Loss) income from operations
Loss from operations for the three months ended September 30, 2017 was $1.4 million, a decrease of $4.9 million when compared to income from operations of $3.5 million for the same period in 2016, based on the factors described above.
Pro forma nine months ended September 30, 2017 compared to the pro forma nine months ended September 30, 2016
Net sales
Net sales for the nine months ended September 30, 2017 were $85.8 million compared to net sales of $82.9 million for the nine months ended September 30, 2016, an increase of $2.9 million or 3.5%. The increase in net sales for the nine months ended September 30, 2017 is primarily due to growth in the archery products category and an add-on acquisition during the third quarter of 2017.

Cost of sales
Cost of sales for the nine month period ended September 30, 2017 were $67.1 million, an increase of $6.1 million as compared to the comparable period in 2016. Cost of sales for the nine months ended September 30, 2017 includes $3.2 million in expense related to the inventory step-up resulting from the preliminary purchase price allocation. Excluding the effect of the inventory step-up, gross profit as a percentage of sales was 25.5% for the nine months ended September 30, 2017 as compared to 26.4% for the nine months ended September 30, 2016 due to the mix of products sold during the two periods.

Selling general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2017 was $13.7 million, or 16.0% of net sales compared to $11.1 million, or 13.4%, for the nine months ended September 30, 2016. Selling, general and administrative expense for the nine months ended September 30, 2017 includes $1.8 million in transaction costs paid in relation to the acquisition of Crosman in June 2017 and an add-on acquisition at Crosman completed during the third quarter of 2017, as well as $0.4 million in integration services fees payable to CGM. Excluding the transaction costs and integration services fee from the selling, general and administrative expense, there was no material change in expense items.

Income from operations
Income from operations for the nine months ended September 30, 2017 was $1.2 million, a decrease of $5.8 million when compared to income from operations of $7.0 million for the comparable period in 2016, based on the factors described above.
Ergobaby
Overview
Ergobaby, headquartered in Los Angeles, California, is a designer, marketer and distributor of wearable baby carriers and accessories, blankets and swaddlers, nursing pillows, and related products.  On May 12, 2016, Ergobaby acquired New Baby Tula LLC (“Baby Tula”) for approximately $73.8 million, excluding a potential earn-out payment. Baby Tula designs, markets and distributes baby carriers and accessories. Ergobaby primarily sells its Ergobaby and Baby Tula branded products through brick-and-mortar retailers, national chain stores, online retailers, its own websites and distributors. Historically, Ergobaby derives approximately 59% of its sales from outside of the United States.

Results of Operations
The table below summarizes the income from operations data for Ergobaby for the three and nine months ended September 30, 2017 and September 30, 2016.

	Three months ended		Nine months ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net sales	$27,835	$29,664	$77,737	$75,048
Cost of sales	9,003	13,818	25,491	29,169
Gross profit	18,832	15,846	52,246	45,879
Selling, general and administrative expense	9,973	9,947	28,359	27,489
Fees to manager	125	125	375	375
Amortization of intangibles	2,850	552	8,784	1,700
Loss on disposal of assets	—	551	—	7,214
Income from operations	$5,884	$4,671	$14,728	$9,101
Three months ended September 30, 2017 compared to the three months ended September 30, 2016
Net sales
Net sales for the three months ended September 30, 2017 were $27.8 million, a decrease of $1.8 million, or 6.2%, compared to the same period in 2016. Net sales from Baby Tula for the third quarter were $4.8 million, compared to $5.8 million for the corresponding period in 2016. During the second quarter of 2016, Ergobaby’s board of directors approved a plan to dispose of the Orbit Baby infant travel system product line. Net sales from Orbit Baby branded infant travel systems were $1.6 million for the three months ended September 30, 2016. During the three months ended September 30, 2017, international sales were approximately $17.0 million, representing a decrease of $0.3 million over the corresponding period in 2016. International sales from Baby Tula for the third quarter of 2017 were $1.6 million. International sales of baby carriers and accessories, including Baby Tula, increased by approximately $0.8 million and international sales of infant travel systems decreased by approximately $0.5 million during the quarter ended September 30, 2017 as compared to the comparable quarter in 2016. Domestic sales were $10.8 million in the third quarter of 2017, reflecting a decrease of $2.1 million compared to the corresponding period in 2016. The decrease in domestic sales was due to a $1.0 million decrease in domestic sales of infant travel systems and accessories and a $1.1 million decrease in sales of baby carrier and accessories. Baby carriers and accessories represented 100% of sales in the three months ended September 30, 2017 compared to 95% in the same period in 2016.
Cost of sales
Cost of sales was approximately $9.0 million for the three months ended September 30, 2017, as compared to $13.8 million for the three months ended September 30, 2016, a decrease of $4.8 million. Cost of sales for the quarter ended September 30, 2016 included expense of $3.7 million related to the inventory step-up at Baby Tula resulting from the purchase price allocation. The remaining increase in cost of sales is primarily attributable to the reduction of sales compared to the prior period. Gross profit as a percentage of sales was 67.7% for the quarter ended September 30, 2017, as compared to 65.9% (excluding the effect of the inventory step-up at Baby Tula) for the three months ended September 30, 2016.

Selling, general and administrative expense
Selling, general and administrative expense was $10.0 million, or 35.8% of net sales for the three months ended September 30, 2017 as compared to $9.9 million or 33.5% of net sales for the same period of 2016. While selling, general and administrative expenses were flat, this resulted from an increase in a bad debt reserve related to a large retail customer that filed for bankruptcy during the third quarter of 2017, which was offset by lower professional fees.
Loss on disposal of assets
Ergobaby recorded a $0.6 million loss on disposal of assets during the third quarter of 2016 related to its decision to dispose of the Orbit Baby product line.

Income from operations
Income from operations for the three months ended September 30, 2017 increased $1.2 million, to $5.9 million, compared to $4.7 million for the same period of 2016, primarily as a result of the loss on disposal of assets and the absence of the inventory step-up at Baby Tula that was recorded in 2016.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Net sales
Net sales for the nine months ended September 30, 2017 were $77.7 million, an increase of $2.7 million, or 3.6%, compared to the same period in 2016. Net sales from Baby Tula for the nine months ended September 30, 2017 were $16.5 million, compared to $10.6 million in sales in the post-May acquisition period in 2016. During the nine months ended September 30, 2017, international sales were approximately $46.3 million, representing an increase of $5.6 million over the corresponding period in 2016. International sales of baby carriers and accessories increased by approximately $6.8 million and international sales of infant travel systems decreased by approximately $1.2 million during the nine months ended September 30, 2017 as compared to the comparable nine month period in 2016. Baby Tula international sales during the nine months ended September 30, 2017 increased $2.8 million from the corresponding period in 2017. Domestic sales were $31.4 million during the nine months ended September 30, 2017, reflecting a decrease of $2.9 million compared to the corresponding period in 2016. The decrease in domestic sales is attributable to a $4.4 million decrease in domestic infant travel systems and accessories sales, a $1.7 million decrease in sales of Ergo branded baby carrier and accessories to national and specialty retail accounts, partially offset by a $3.2 million increase in Baby Tula domestic sales. The decrease in baby carrier and accessories sales was attributable to the overall weakness in the U.S. retail market during the nine months ended September 30, 2017. The decrease in infant travel systems and accessories sales was primarily attributable to exiting the Orbit Baby business during 2016. Baby carriers and accessories represented 100% of sales in the nine months ended September 30, 2017 compared to 92% in the same period in 2016.

Cost of sales
Cost of sales was approximately $25.5 million for the nine months ended September 30, 2017, as compared to $29.2 million for the nine months ended September 30, 2016, a decrease of $3.7 million. Cost of sales for the nine months ended September 30, 2016 included expense of $3.7 million related to the inventory step-up at Baby Tula resulting from the purchase price allocation. Gross profit as a percentage of sales was 67.2% for the nine months ended September 30, 2017 compared to 66.1% for the same period in 2016 after excluding the effect of the inventory step-up at Baby Tula.

Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2017 increased to approximately $28.4 million, or 36.5%, of net sales compared to $27.5 million or 36.6% of net sales for the same period of 2016. The $0.9 million increase in the nine months ended September 30, 2017 compared to the same period in 2016 is primarily attributable to increases in variable expenses, such as distribution and fulfillment and commission, due to the increases in direct market sales, to increases in employee related costs due to increased staffing levels, due in part to the addition of Baby Tula in 2016 and to a bad debt reserve related to a large retail customer that filed for bankruptcy in the third quarter of 2017. These increases were partially offset by lower professional fees and marketing expenses, due to the timing of marketing spend, and to lower acquisition costs, related to the 2016 Baby Tula acquisition.
Amortization of intangible assets
Amortization of intangible assets increased $7.1 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due primarily to the amortization of intangible assets associated with the acquisition of Baby Tula in the prior year.
Loss on disposal of assets
Ergobaby recorded a $7.2 million loss on disposal of assets during 2016 related to its decision to dispose of the Orbit Baby product line. The loss was comprised of the write-off of intangible assets of $5.5 million, property, plant and equipment of $0.4 million, and other assets of $1.0 million. Ergobaby also recorded expense of $0.3 million related to the early termination of the Orbitbaby lease.

Income from operations
Income from operations for the nine months ended September 30, 2017 increased $5.6 million, to $14.7 million, compared to $9.1 million for the same period of 2016, primarily as a result of the loss on disposal of assets that was recorded in 2016.
Liberty Safe
Overview
Based in Payson, Utah and founded in 1988, Liberty Safe is the premier designer, manufacturer and marketer of home and gun safes in North America. From its over 300,000 square foot manufacturing facility, Liberty Safe produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles ranging from an entry level product to good, better and best products. Products are marketed under the Liberty brand, as well as a portfolio of licensed and private label brands, including Cabela’s, Case IH, Colt and John Deere. Liberty Safe’s products are the market share leader and are sold through an independent dealer network ("Dealer sales") in addition to various sporting goods, farm and fleet and home improvement retail outlets ("Non-Dealer sales"). Liberty has the largest independent dealer network in the industry. Historically, approximately 55% of Liberty Safe’s net sales are Non-Dealer sales and 45% are Dealer sales.

Results of Operations

The table below summarizes the income from operations data for Liberty Safe for the three and nine months ended September 30, 2017 and September 30, 2016.

	Three months ended		Nine months ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net sales	$18,423	$23,810	$66,008	$74,713
Cost of sales	13,026	17,680	47,157	53,197
Gross profit	5,397	6,130	18,851	21,516
Selling, general and administrative expense	3,204	3,332	11,284	10,483
Fees to manager	125	125	375	375
Amortization of intangibles	18	256	292	779
Income from operations	$2,050	$2,417	$6,900	$9,879

Three months ended September 30, 2017 compared to the three months ended September 30, 2016
Net sales
Net sales for the quarter ended September 30, 2017 decreased approximately $5.4 million, or 22.6%, to $18.4 million, compared to the corresponding quarter ended September 30, 2016. Non-Dealer sales were approximately $7.9 million in the three months ended September 30, 2017 compared to $11.9 million for the three months ended September 30, 2016 representing a decrease of $4.0 million, or 33.6%. Dealer sales totaled approximately $10.5 million in the three months ended September 30, 2017 compared to $11.9 million in the same period in 2016, representing a decrease of $1.4 million or 11.8%. The decrease in third quarter 2017 sales for the Non-Dealer channel is primarily attributable to the bankruptcy filing by a national retailer in the first quarter of 2017. The decrease in sales in the Dealer channel can be attributed to lower overall market demand in the third quarter of 2017 as compared to the third quarter of 2016.

Cost of sales
Cost of sales for the three months ended September 30, 2017 decreased approximately $4.7 million when compared to the same period in 2016. Gross profit as a percentage of net sales totaled approximately 29.3% and 25.7% for the quarters ended September 30, 2017 and September 30, 2016, respectively. The increase in gross profit as a percentage of sales during the three months ended September 30, 2017 compared to the same period in 2016 is primarily attributable to lower sales to national accounts, which have lower margins, in the third quarter of 2017 versus the prior year.
Selling, general and administrative expense
Selling, general and administrative expense was $3.2 million for the three months ended September 30, 2017 compared to $3.3 million for the three months ended September 30, 2016. Selling, general and administrative expense represented 17.4% of net sales in 2017 and 14.0% of net sales for the same period of 2016. The increase in selling, general and administrative expense as a percentage of net sales is a result of the decrease in net sales for the quarter ended September 30, 2017 as compared to the corresponding third quarter in 2016.

Income from operations
Income from operations decreased $0.4 million during the three months ended September 30, 2017 to $2.1 million, compared to the corresponding period in 2016. This decrease was principally based on the factors described above.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Net sales
Net sales for the nine months ended September 30, 2017 decreased approximately $8.7 million or 11.7%, to $66.0 million, compared to the corresponding nine months ended September 30, 2016. Non-Dealer sales were approximately $29.9 million in the nine months ended September 30, 2017 compared to $36.4 million for the nine months ended September 30, 2016, representing a decrease of $6.5 million or 17.9%. Dealer sales totaled approximately $36.1 million in the nine months ended

September 30, 2017 compared to $38.3 million in the same period in 2016, representing a decrease of $2.2 million or 5.7%. The decrease in sales is attributable to lower overall market demand.

Cost of sales
Cost of sales for the nine months ended September 30, 2017 decreased approximately $6.0 million when compared to the same period in 2016. Gross profit as a percentage of net sales totaled approximately 28.6% and 28.8% for the nine months ended September 30, 2017 and September 30, 2016, respectively. The decrease in gross profit as a percentage of sales during the nine months ended September 30, 2017 compared to the same period in 2016 is attributable to higher raw material costs, offset by gains in manufacturing efficiencies.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2017 increased to approximately $11.3 million or 17.1% of net sales compared to $10.5 million or 14.0% of net sales for the same period of 2016. The $0.8 million increase during the nine months ended September 30, 2017 is primarily attributable to a $1.4 million reserve established to reserve against outstanding accounts receivable of a retail customer that filed for bankruptcy in the first quarter of 2017.

Income from operations
Income from operations decreased $3.0 million during the nine months ended September 30, 2017 to $6.9 million, compared to $9.9 million during the same period in 2016, principally as a result of the decrease in sales, as described above.

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

Results of Operations

The table below summarizes the income from operations data for Manitoba Harvest for the three and nine months ended September 30, 2017 and September 30, 2016.

	Three months ended		Nine months ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net sales	$13,948	$15,920	$42,625	$44,321
Cost of sales	7,792	8,988	23,412	24,442
Gross profit	6,156	6,932	19,213	19,879
Selling, general and administrative expense	5,065	5,072	15,502	17,075
Fees to manager	87	88	262	261
Amortization of intangibles	1,173	1,218	3,374	3,408
Income (loss) from operations	$(169)	$554	$75	$(865)

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Net sales
Net sales for the three months ended September 30, 2017 were approximately $13.9 million as compared to $15.9 million for the three months ended September 30, 2016, a decrease of $2.0 million, or 12.4%. During the third quarter of 2017, Manitoba Harvest experienced declining ingredients shipments to Asia as well as weak sales of protein powders. This was offset by the return of organic hemp hearts to store shelves after a lack of availability in organic based hemp seeds in 2016, which helped drive growth with key retailers in the United States and Canada. In addition, the company experienced strong growth in their core product line with key online retailers.

Cost of sales
Cost of sales for the three months ended September 30, 2017 was approximately $7.8 million compared to approximately $9.0 million for the same period in 2016. Gross profit as a percentage of sales was 44.1% in the quarter ended September 30, 2017 and 43.5% in the quarter ended September 30, 2016. The increase in gross profit as a percentage of sales in the third quarter of 2017 as compared to the same quarter in the prior year is primarily attributable to higher sales of branded hemp products in 2017, which have a higher gross margin percentage than bulk ingredient products.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2017 was approximately $5.1 million in both the third quarter of 2017 and 2016. Selling, general and administrative expense was 36.3% of net sales in the third quarter of 2017 as compared to 31.9% of net sales for the same period in 2016. The increase in selling, general and administrative expense as a percentage of sales in the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to ongoing investments in key operating capability initiatives such as marketing, sales and research and development.
Income (loss) from operations
Income from operations for the three months ended September 30, 2017 decreased $0.7 million when compared to the same period in 2016, based on the factors described above.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
Net sales
Net sales for the nine months ended September 30, 2017 were approximately $42.6 million as compared to $44.3 million for the nine months ended September 30, 2016, a decrease of $1.7 million, or 3.8%. Manitoba Harvest experienced declines in bulk hemp seed ingredient sales to international markets. This was partially offset by growth in their Canadian retail, U.S. club and online businesses, driven by sales of branded hemp heart products and hemp oil.

Cost of sales
Cost of sales for the nine months ended September 30, 2017 was approximately $23.4 million compared to approximately $24.4 million for the same period in 2016. Gross profit as a percentage of sales was 45.1% in the nine months ended September 30, 2017 and 44.9% in the nine months ended September 30, 2016. For the first nine months of the year, gross profit margins in our branded business expanded due to improving product mix and lower material costs. Gross profit margins in our ingredient business declined due to a more competitive pricing environment and less fixed cost leverage.

Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2017 decreased to approximately $15.5 million or 36.4% of net sales compared to $17.1 million or 38.5% of net sales for the same period in 2016. The $1.6 million decrease in the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to lower customer shipping costs, more efficient field selling operations and the timing of our consumer promotion spending.
Income (loss) from operations
Income from operations for the nine months ended September 30, 2017 was approximately $0.1 million, compared to loss from operations of $0.9 million in the same period in 2016, based on the factors described above.

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

Results of Operations
The table below summarizes the income from operations data for Advanced Circuits for the three and nine months ended September 30, 2017 and September 30, 2016.

	Three months ended		Nine months ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net sales	$22,436	$21,679	$66,404	$64,945
Cost of sales	12,137	12,066	36,095	36,024
Gross profit	10,299	9,613	30,309	28,921
Selling, general and administrative expense	3,673	3,417	10,895	10,370
Fees to manager	125	125	375	375
Amortization of intangibles	310	312	933	935
Income from operations	$6,191	$5,759	$18,106	$17,241

Three months ended September 30, 2017 compared to the three months ended September 30, 2016
Net sales
Net sales for the three months ended September 30, 2017 increased approximately $0.8 million to $22.4 million compared to the three months ended September 30, 2016. The increase in net sales was due to increased sales in Quick-Turn Production PCBs by approximately $0.3 million, Long-Lead Time PCBs by approximately $0.4 million, and Subcontract by approximately $0.2 million, partially offset by decreased sales in Quick-Turn Small-Run PCBs by approximately $0.3 million. On a consolidated basis, Quick-Turn Small-Run PCBs comprised approximately 20.2% of gross sales and Quick-turn production PCBs represented approximately 32.4% of gross sales for the third quarter 2017. Quick-Turn Small-Run PCBs comprised approximately 21.9% of gross sales and Quick-turn production PCBs represented approximately 32.1% of gross sales for the third quarter 2016.

Cost of sales
Cost of sales for both the three months ended September 30, 2017 and the three months ended September 30, 2016 were $12.1 million. Gross profit as a percentage of sales increased 160 basis points during the three months ended September 30, 2017 compared to the corresponding period in 2016 (45.9% at September 30, 2017 compared to 44.3% at September 30, 2016) primarily as a result of sales mix.
Selling, general and administrative expense
Selling, general and administrative expense was approximately $3.7 million in the three months ended September 30, 2017 and $3.4 million in the three months ended September 30, 2016. Selling, general and administrative expense represented 16.4% of net sales for the three months ended September 30, 2017 compared to 15.8% of net sales in the corresponding period in 2016.
Income from operations
Income from operations for the three months ended September 30, 2017 was approximately $6.2 million compared to $5.8 million in the same period in 2016, an increase of approximately $0.4 million, principally as a result of the factors described above.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
Net sales
Net sales for the nine months ended September 30, 2017 increased approximately $1.5 million to $66.4 million as compared to the nine months ended September 30, 2016. The increase in net sales during the nine months ended September 30, 2017 was due to increased sales in Quick-Turn Production PCBs by approximately $1.2 million, Long-Lead Time PCBs by approximately $0.7 million, Subcontract by approximately $0.5 million, and decreased promotions by approximately $0.3 million. This was partially offset by decreases in Assembly by approximately $0.7 million and Quick-Turn Small-Run PCBs by approximately $0.6 million. On a consolidated basis, Quick-Turn Small-Run comprised approximately 20.7% of gross sales and Quick-Turn Production PCBs represented approximately 32.9% of gross sales for the nine months ended September

30, 2017. Quick-Turn Small-Run comprised approximately 21.9% of gross sales and Quick-Turn Production PCBs represented approximately 31.7% of gross sales for the nine months ended September 30, 2016.
Cost of sales
Cost of sales for the nine months ended September 30, 2017 was $36.1 million as compared to $36.0 million for the nine months ended September 30, 2016. Gross profit as a percentage of sales increased 110 basis points during the nine months ended September 30, 2017 compared to the same period in 2016 (45.6% at September 30, 2017 compared to 44.5% at September 30, 2016) primarily as a result of sales mix.

Selling, general and administrative expense
Selling, general and administrative expense was approximately $10.9 million in the nine months ended September 30, 2017 as compared to $10.4 million in the nine months ended September 30, 2016. Selling, general and administrative expense represented 16.4% of net sales for the nine months ended September 30, 2017 compared to 16.0% of net sales in the prior year's corresponding period.

Income from operations
Income from operations for the nine months ended September 30, 2017 was approximately $18.1 million compared to $17.2 million in the same period in 2016, an increase of approximately $0.9 million, principally as a result of the factors described above.

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

•	Flexible Magnets ("Flexmag") (historically approximately 20% of net sales) - Flexible bonded magnetic materials for commercial printing, advertising, and industrial applications; and

•	Precision Thin Metals ("PTM") (historically approximately 10% of net sales) - Ultra thin metal foil products utilizing magnetic and non- magnetic alloys.
Results of Operations
The table below summarizes the income from operations data for Arnold Magnetics for the three and nine months ended September 30, 2017 and September 30, 2016.

	Three months ended		Nine months ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net sales	$26,489	$26,912	$79,421	$82,791
Cost of sales	19,136	20,520	58,847	63,829
Gross profit	7,353	6,392	20,574	18,962
Selling, general and administrative expense	4,374	4,535	13,285	12,117
Fees to manager	125	125	375	375
Amortization of intangibles	854	881	2,601	2,642
Impairment expense	—	—	8,864	—
Income (loss) from operations	$2,000	$851	$(4,551)	$3,828

Three months ended September 30, 2017 compared to the three months ended September 30, 2016
Net sales
Net sales for the three months ended September 30, 2017 were approximately $26.5 million, a decrease of $0.4 million compared to the same period in 2016. The decrease in net sales is primarily a result of a decrease in reprographic sales in the PMAG reporting unit. International sales were $10.6 million in the three months ended September 30, 2017 as compared to $12.2 million in the three months ended September 30, 2016, a decrease of $1.7 million, primarily as a result of the decrease in sales at PMAG.
Cost of sales
Cost of sales for the three months ended September 30, 2017 were approximately $19.1 million compared to approximately $20.5 million in the same period of 2016. Gross profit as a percentage of sales increased from 23.8% for the quarter ended September 30, 2016 to 27.8% in the quarter ended September 30, 2017 principally due to manufacturing efficiencies and favorable sales mix.

Selling, general and administrative expense
Selling, general and administrative expense in the three month period ended September 30, 2017 was $4.4 million, comparable to approximately $4.5 million for the three months ended September 30, 2016.

Income from operations
Income from operations for the three months ended September 30, 2017 was approximately $2.0 million, an increase of $1.1 million when compared to the same period in 2016, principally as a result of the factors noted above.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
Net sales
Net sales for the nine months ended September 30, 2017 were approximately $79.4 million, a decrease of $3.4 million compared to the same period in 2016. The decrease in net sales is primarily a result of decreases in the PMAG ($1.8 million) and Flexmag ($1.5 million) product sectors. PMAG sales represented approximately 73% of net sales for the nine months ended September 30, 2017 and 72% of net sales for the nine months ended September 30, 2016. The decrease in PMAG sales is principally attributable to lower sales of reprographic products. The decrease in Flexmag sales is attributable to lower overall customer demand.
International sales were $31.7 million during the nine months ended September 30, 2017 compared to $33.7 million during the same period in 2016, a decrease of $2.0 million or 5.9%. The decrease in international sales is due to a decrease in sales at PMAG.
Cost of sales
Cost of sales for the nine months ended September 30, 2017 were approximately $58.8 million compared to approximately $63.8 million in the same period of 2016. Gross profit as a percentage of sales increased from 22.9% for the nine months ended September 30, 2016 to 25.9% in the nine months ended September 30, 2017 principally due to a reduction in material costs and lower depreciation expense.

Selling, general and administrative expense
Selling, general and administrative expense in the nine month period ended September 30, 2017 was $13.3 million as compared to approximately $12.1 million for the nine months ended September 30, 2016. The increase in expense is primarily attributable to increased legal and professional fees.

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

(Loss) income from operations
Loss from operations for the nine months ended September 30, 2017 was approximately $4.6 million, a decrease of $8.4 million when compared to the same period in 2016, principally as a result of the impairment expense recognized in the first quarter of 2017, and the factors described above. Excluding the impairment expense, income from operations increased $0.5 million, or 12%, when compared to the same period in 2016.

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

Results of Operations
The table below summarizes the income from operations data for Clean Earth for the three and nine months ended September 30, 2017 and September 30, 2016.

	Three months ended		Nine months ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Service revenues	$55,676	$51,515	$153,370	$134,035
Cost of services	39,787	36,863	110,639	95,967
Gross profit	15,889	14,652	42,731	38,068
Selling, general and administrative expense	6,782	7,352	25,205	22,263
Fees to manager	125	125	375	375
Amortization of intangibles	3,390	3,582	9,554	9,570
Income from operations	$5,592	$3,593	$7,597	$5,860

Three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Service revenues
Revenues for the three months ended September 30, 2017 were approximately $55.7 million, an increase of $4.2 million, or 8.1%, compared to the same period in 2016. The increase in revenues is primarily due to acquisitions made in the second quarter of 2016 and the first quarter of 2017 as well as an increase in contaminated soil revenue. For the three months ended September 30, 2017, contaminated soil revenue increased 8% as compared to the same period last year, which is principally attributable to recent large project awards. Hazardous waste revenues increased 30% principally as a result of acquisitions. Revenue from dredged material decreased for the three months ended September 30, 2017 as compared to the same period in 2016 due to the timing of projects. Contaminated soils represented approximately 55% of net service revenues for both the three months ended September 30, 2017 and the three months ended September 30, 2016.

Cost of services
Cost of services for the three months ended September 30, 2017 were approximately $39.8 million compared to approximately $36.9 million in the same period of 2016. The increase in costs of services was primarily due to the increased revenue and volume, as well as the mix of services. Gross profit as a percentage of service revenues was flat quarter over quarter, increasing from 28.4% for the three month period ended September 30, 2016 to 28.5% for the same period ended September 30, 2017.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2017 decreased to approximately $6.8 million, or 12.2%, of service revenues, as compared to $7.4 million, or 14.3%, of service revenues for the same period in 2016. The decrease was primarily due to decreased labor costs.

Income from operations
Income from operations for the three months ended September 30, 2017 was approximately $5.6 million as compared to income from operations of $3.6 million for the three months ended September 30, 2016, an increase of $2.0 million, primarily as a result of those factors described above.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
Service revenues
Service revenues for the nine months ended September 30, 2017 were approximately $153.4 million, an increase of $19.3 million, or 14.4%, compared to the same period in 2016. The increase in service revenues is principally due to two acquisitions in 2016 and one in 2017, as well as increased contaminated soil revenue, offset in part by lower dredge revenue.

For the nine months ended September 30, 2017, contaminated soil revenue increased 13% as compared to the same period last year principally attributable to increased development activity in the Northeast and an acquisition made in 2016. Hazardous waste revenues increased 32% principally as a result of acquisitions. Revenue from dredged material decreased 44% for the nine months ended September 30, 2017 as compared to the same period in 2016 due to the timing of new bidding activity. Contaminated soils represented approximately 57% of net service revenues for the nine months ended September 30, 2017 compared to 58% for the nine months ended September 30, 2016.

Cost of services
Cost of services for the nine months ended September 30, 2017 were approximately $110.6 million compared to approximately $96.0 million in the same period of 2016. Gross profit as a percentage of service revenues decreased from 28.4% for the nine month period ended September 30, 2016 to 27.9% for the same period ended September 30, 2017. The decrease in gross margin during the nine months ended September 30, 2017 was primarily due to reduced dredged material volume.

Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2017 increased to approximately $25.2 million, or 16.4%, of service revenues, as compared to $22.3 million, or 16.6%, of service revenues for the same period in 2016. The $2.9 million increase in selling, general and administrative expense in the nine months ended September 30, 2017 compared to 2016 is primarily attributable to acquisitions and increased corporate expenses.
Income from operations
Income from operations for the nine months ended September 30, 2017 was approximately $7.6 million, an increase of $1.7 million as compared to the nine months ended September 30, 2016, primarily as a result of those factors described above.

Sterno Products
Overview
Sterno Products, headquartered in Corona, California, is a manufacturer and marketer of portable food warming fuel and creative table lighting solutions for the food service industry. Sterno Products offers a broad range of wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps. Sterno Products was formed in 2012 with the merger of two manufacturers and marketers of portable food warming fuel products, The Sterno Products Group LLC and the Candle Lamp Company, LLC. On January 22, 2016, Sterno Products acquired Sterno Home, a seller of flameless candles and outdoor lighting products through the retail segment.
Results of Operations
The table below summarizes the income from operations data for Sterno Products for the three and nine months ended September 30, 2017 and September 30, 2016.

	Three months ended		Nine months ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net sales	$52,696	$55,582	$163,092	$156,692
Cost of sales	38,865	39,744	119,975	113,724
Gross Profit	13,831	15,838	43,117	42,968
Selling, general and administrative expense	7,466	8,556	23,872	23,568
Management fees	125	125	375	375
Amortization of intangibles	1,829	1,621	5,487	4,930
Income from operations	$4,411	$5,536	$13,383	$14,095
Three months ended September 30, 2017 compared to the three months ended September 30, 2016
Net sales
Net sales for the three months ended September 30, 2017 were approximately $52.7 million, a decrease of $2.9 million, or 5.2%, compared to the same period in 2016. The sales variance reflects a decrease in sales at the candle and outdoor divisions of Sterno Home, offset by the timing of stocking programs of key Sterno food service customers.
Cost of sales
Cost of sales for the three months ended September 30, 2017 were approximately $38.9 million compared to approximately $39.7 million in the same period of 2016. Gross profit as a percentage of sales decreased from 28.5% for the three months ended September 30, 2016 to 26.2% for the same period ended September 30, 2017. The decrease in gross profit during the three months ended September 30, 2017 primarily reflects an increase in chemical material costs and lower margins on certain sales.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2017 and 2016 was approximately $7.5 million and $8.6 million, respectively. Selling, general and administrative expense represented 14.2% of net sales for the three months ended September 30, 2017 as compared to 15.4% of net sales for the same period in 2016. The decrease in selling, general and administrative expense of $1.1 million during the third quarter of 2017 reflects Sterno Home staffing reductions due to restructuring, as well as reduced legal fees, licensing and royalty costs.
Income from operations
Income from operations for the three months ended September 30, 2017 was approximately $4.4 million, a decrease of $1.1 million when compared to the same period in 2016, as a result of those factors described above.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
Net sales
Net sales for the nine months ended September 30, 2017 were approximately $163.1 million, an increase of $6.4 million, or 4.1%, compared to the same period in 2016. The increase in net sales is a result of the acquisition of Sterno Home in January 2016, partially offset by sales shortfall at Sterno Home's candle division due to reduced demand and non-repeating orders. Sterno Home had net sales of $9.0 million in the period prior to acquisition in January 2016.

Cost of sales
Cost of sales for the nine months ended September 30, 2017 were approximately $120.0 million compared to approximately $113.7 million in the same period of 2016. Gross profit as a percentage of sales decreased from 27.4% for the nine months ended September 30, 2016 to 26.4% for the same period ended September 30, 2017. The decrease in gross margin during the nine months ended September 30, 2017 primarily reflects an increase in chemical material costs.

Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2017 and 2016 was approximately $23.9 million and $23.6 million, respectively. Selling, general and administrative expense represented 14.6% of net sales for the nine months ended September 30, 2017 as compared to 15.0% of net sales for the same period in 2016. The decrease as a percentage of net sales during the nine months ended September 30, 2017 as compared to the same period in 2016 reflects the increase in sales during the period and Sterno Home reorganization efforts to reduce staff, as well as lower consulting fees, R&D expense and reduced legal expense.

Income from operations
Income from operations for the nine months ended September 30, 2017 was approximately $13.4 million, a decrease of $0.7 million when compared to the same period in 2016, as a result of those factors described above.

Liquidity and Capital Resources

Liquidity

At September 30, 2017, we had approximately $41.5 million of cash and cash equivalents on hand, an increase of $1.7 million as compared to the year ended December 31, 2016. The increase in cash is due primarily to the sale of our remaining shares of our FOX investment in the first quarter of 2017, which resulted in net proceeds of $136.1 million, and the issuance of preferred shares in the second quarter of 2017, offset by our acquisition of Crosman and our common share distributions. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.

The change in cash and cash equivalents is as follows:

	Nine months ended
(in thousands)	September 30, 2017	September 30, 2016
Cash provided by operations	$59,236	$60,594
Cash used investing activities	(62,956)	(417,284)
Cash provided by financing activities	7,862	300,407
Effect of exchange rates on cash and cash equivalents	(2,427)	(3,197)
Increase (decrease) in cash and cash equivalents	$1,715	$(59,480)

Operating Activities:
For the nine months ended September 30, 2017, cash flows provided by operating activities totaled approximately $59.2 million, which represents a $1.4 million decrease compared to cash provided by operating activities of $60.6 million during the nine month period ended September 30, 2016 (from both continuing and discontinued operations). This decrease is principally the result of changes in cash used for working capital and non-cash charges in the nine months ended September 30, 2017 as compared to the same period in 2016, primarily as a result of the 5.11 acquisition, which occurred in the third quarter of 2016, and the effect of the cash flows from add-on acquisitions completed in 2016. Cash used in operating activities for working capital for the nine months ended September 30, 2017 was $24.3 million, as compared to cash used in operating activities for working capital of $5.0 million for the nine months ended September 30, 2016. The increase was primarily due to cash used for inventory by our branded consumer businesses during the third quarter.
Investing Activities:
Cash flows used in investing activities for the nine months ended September 30, 2017 totaled approximately $63.0 million, compared to cash used in investing activities of $417.3 million in the same period of 2016. In the current year, we received approximately $136.1 million related to the sale of our remaining investment in FOX, offset by cash used for our Crosman acquisition and add-on acquisitions at our Clean Earth, Crosman and Sterno businesses ($164.7 million in total) and capital expenditures ($31.0 million). Capital expenditures in the nine months ended September 30, 2017 increased approximately $15.4 million compared to the prior year, due primarily to expenditures at our 5.11 business. We expect capital expenditures for the full year of 2017 to be approximately $42 million to $47 million. The 2016 investing activities reflect the acquisition of 5.11 in August 2016 ($395.4 million) and add-on acquisitions by Sterno in January 2016 ($35.6 million), Ergobaby in May 2016 ($65.0 million) and add-on acquisitions at Clean Earth during the first and second quarter of 2016 ($33.6 million), offset by proceeds from a partial divestiture of our FOX shares of $47.7 million.

Financing Activities:
Cash flows provided by financing activities totaled approximately $7.9 million during the nine months ended September 30, 2017 compared to cash flows provided by financing activities of $300.4 million during the nine months ended September 30, 2016. Financing activities reflect the payment of our quarterly distribution ($64.7 million in 2017 and $58.6 million in 2016), activity on our credit facility and the payment of a profit allocation related to the sale of FOX shares ($39.2 million in 2017 and $16.8 million in 2016). In the nine months ended September 30, 2017, activity on our credit facility totaled $16.8 million of cash borrowings, while the activity for the nine months ended September 30, 2016 reflected net borrowings of $412.1 million, which was used to fund the acquisitions of 5.11, as well as the acquisitions of Baby Tula by Ergobaby, a Clean Earth add-on acquisition and the repurchase of Ergobaby common stock from a noncontrolling shareholder. We also completed the Series A Preferred Share offering during the second quarter of 2017, resulting in cash proceeds net of transaction costs, of $96.4 million.
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

As a result of significant investment in operational improvements to enhance its competitive position, including planned capital expenditures to reposition Arnold for future growth, we have granted Arnold a waiver for certain financial covenants under their intercompany debt agreement effective the quarter ended June 30, 2017 through December 31, 2017. Additionally, due to significant capital expenditures related to the implementation of a new ERP system and a warehouse expansion, we have granted 5.11 a waiver under their intercompany debt agreement effective the quarter ended September 30, 2017. The waiver permits 5.11 to exclude certain capital expenditures associated with the ERP system and warehouse expansion from the calculation of the fixed charge coverage ratio.

As of September 30, 2017, we had the following outstanding loans due from each of our businesses:

(in thousands)
5.11 Tactical	$185,750
Crosman	$97,327
Ergobaby	$66,448
Liberty	$49,737
Manitoba Harvest	$48,273
Advanced Circuits	$95,064
Arnold Magnetics	$72,715
Clean Earth	$172,786
Sterno Products	$75,127

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

We believe that we currently have sufficient liquidity and capital resources to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our board of directors, over the next twelve months. The quarterly distribution for the quarter ended September 30, 2017 on our common shares was paid on October 26, 2017 and totaled $21.6 million. A distribution on our Series A Preferred Shares of $2.5 million was paid on October 30, 2017.

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
In October 2017, the Company further amended the 2014 Credit Facility (the "First Refinancing Amendment") to, in effect, refinance the 2014 Term Loan and the 2016 Incremental Term Loan (together, the “Term Loans”). Pursuant to the First Refinancing Amendment, outstanding Term Loans at LIBOR Rate bear interest at LIBOR plus an applicable rate of 2.25% and outstanding Term Loans at Base Rate bear interest at Base Rate plus 1.25%. Prior to the amendment, the outstanding Term Loans bore interest at LIBOR plus 2.75% or Base Rate plus 1.75%.

We had $523.2 million in net availability under the 2014 Revolving Credit Facility at September 30, 2017. The outstanding borrowings under the 2014 Revolving Credit Facility includes $1.3 million at September 30, 2017 of outstanding letters of credit.

The following table reflects required and actual financial ratios as of September 30, 2017 included as part of the affirmative covenants in our 2014 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.50:1.0	3.12:1.0
Total Debt to EBITDA Ratio	less than or equal to 3.50:1.0	2.76:1.0

We intend to use the availability under our 2014 Credit Facility and cash on hand to pursue acquisitions of additional businesses to the extent permitted under our 2014 Credit Facility, to fund distributions and to provide for other working capital needs.

Interest Expense
We recorded interest expense totaling $22.6 million for the nine months ended September 30, 2017 compared to $23.2 million for the comparable period in 2016. The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Nine months ended September 30,
	2017	2016
Interest on credit facilities	$18,008	$12,612
Unused fee on Revolving Credit Facility	2,143	1,356
Amortization of original issue discount	781	536
Unrealized loss on interest rate derivatives (1)	1,178	8,322
Letter of credit fees	63	79
Other	414	320
Interest expense	$22,587	$23,225
Average daily balance of debt outstanding	$593,314	$403,988
Effective interest rate (1)	5.1%	7.7%

(1) On September 16, 2014, we purchased an interest rate swap (the "New Swap") with a notional amount of $220 million effective April 1, 2016 through June 6, 2021. The agreement requires us to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At September 30, 2017, the New Swap had a fair value loss of $8.8 million, reflecting the present value of future payments and receipts under the agreement and is reflected as a component of interest expense and current and other non-current liabilities. Refer to "Note J - Derivatives and Hedging Activities" of the condensed consolidated financial statements for a description of the New Swap.

Income Taxes
We incurred an income tax benefit of $2.0 million with an effective income tax rate of (11.2)% during the nine months ended September 30, 2017 compared to income tax expense of $9.8 million with an effective income tax rate of 15.8% during the same period in 2016. The impairment expense at our Arnold business and non-deductible costs at the corporate level, including the effect of the loss on our equity investment of FOX prior to the sale of our FOX shares in the first quarter, account for the majority of the remaining difference in our effective income tax rates in the first nine months of 2017, while non-deductible costs at the corporate level, including the gain on our equity investment in FOX, account for the majority of the remaining differences in the first nine months of 2016. Certain foreign operations are subject to foreign income taxation under existing provisions of the laws of those jurisdictions. Pursuant to U.S. tax laws, earnings from those jurisdictions will be subject to the U.S. income tax rate when those earnings are repatriated.
The components of income tax expense as a percentage of income from continuing operations before income taxes for the nine months ended September 30, 2017 and 2016 are as follows:

	Nine months ended September 30,
	2017	2016
United States Federal Statutory Rate	(35.0)%	35.0%
State income taxes (net of Federal benefits)	(1.0)	0.2
Foreign income taxes	4.5	1.4
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	0.3	6.3
Impairment expense	16.9	—
Effect of loss (gain) on equity method investment (2)	11.0	(33.3)
Credit utilization	(7.7)	—
Impact of subsidiary employee stock options	2.5	0.7
Domestic production activities deduction	(2.3)	(0.6)
Effect of undistributed foreign earnings	2.0	4.5
Non-recognition of NOL carryforwards at subsidiaries	(3.5)	—
Other	1.1	1.6
Effective income tax rate	(11.2)%	15.8%

(1) The effective income tax rate for the nine months ended September 30, 2017 and 2016 includes a loss at the Company's parent, which is taxed as a partnership.

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
Adjusted EBITDA – Adjusted EBITDA is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by; (i) noncontrolling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting, due diligence, etc.,) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805; (iii) management fees, which reflect fees due quarterly to our Manager in connection with our Management Services Agreement ("MSA’), as well as Integration Services Fees paid by newly acquired companies; (iv) impairment charges, which reflect write downs to goodwill or other intangible assets; (v) gains or losses recorded in connection with our investment; (vi) gains or losses recorded in connection with the sale of fixed assets and (vii) foreign currency transaction gains or losses incurred in connection with the conversion of intercompany debt from a foreign functional currency to U.S. dollar.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Nine months ended September 30, 2017

	Corporate	5.11	Crosman	Ergobaby	Liberty	Manitoba Harvest	ACI	Arnold	Clean Earth	Sterno	Consolidated
Net income (loss)	$(5,407)	$(15,043)	$(3,375)	$5,364	$2,522	$(2,505)	$8,839	$(10,282)	$(1,980)	$6,348	$(15,519)
Adjusted for:
Provision (benefit) for income taxes	—	(10,405)	(962)	3,941	1,351	(944)	2,755	270	(1,041)	3,034	(2,001)
Interest expense, net	22,154	51	23	—	—	37	(11)	—	245	—	22,499
Intercompany interest	(49,297)	10,697	2,561	4,628	2,989	3,211	6,194	5,194	10,108	3,715	—
Depreciation and amortization	1,392	35,233	5,932	10,002	1,359	5,011	2,716	5,238	16,502	8,995	92,380
EBITDA	(31,158)	20,533	4,179	23,935	8,221	4,810	20,493	420	23,834	22,092	97,359
Gain on sale of business	(340)	—	—	—	—	—	—	—	—	—	(340)
(Gain) loss on sale of fixed assets	—	—	—	—	46	(227)	(10)	(9)	(56)	486	230
Noncontrolling shareholder compensation	—	1,786	—	521	7	750	18	149	1,166	555	4,952
Acquisition expenses and other	—	—	1,836	—	—	—	—	—	—	—	1,836
Impairment expense	—	—	—	—	—	—	—	8,864	—	—	8,864
Integration services fee	—	2,333	375	—	—	—	—	—	—	—	2,708
Loss on equity method investment	5,620	—	—	—	—	—	—	—	—	—	5,620
Gain on foreign currency transaction and other	(3,583)	—	—	—	—	—	—	—	—	—	(3,583)
Management fees	20,881	750	165	375	375	262	375	375	375	375	24,308
Adjusted EBITDA	$(8,580)	$25,402	$6,555	$24,831	$8,649	$5,595	$20,876	$9,799	$25,319	$23,508	$141,954

Adjusted EBITDA
Nine months ended September 30, 2016

	Corporate	5.11	Crosman	Ergobaby	Liberty	Manitoba Harvest	ACI	Arnold	Clean Earth	Sterno	Consolidated
Net income (loss) (1)	$49,623	$(3,167)		$3,192	$3,942	$(4,084)	$7,297	$(3,961)	$(3,544)	$4,783	$54,081
Adjusted for:			Not Applicable
Provision (benefit) for income taxes	—	(1,963)		2,242	2,614	(1,468)	3,846	2,486	(832)	2,853	9,778
Interest expense, net	22,840	6		—	—	7	—	(2)	341	12	23,204
Intercompany interest	(36,432)	1,206		3,405	3,172	2,932	5,619	5,046	9,156	5,896	—
Depreciation and amortization	667	5,237		6,306	2,099	5,256	2,938	7,035	16,380	8,617	54,535
EBITDA	36,698	1,319		15,145	11,827	2,643	19,700	10,604	21,501	22,161	141,598
Gain on sale of businesses	(2,134)	—		—	—	—	—	—	—	—	(2,134)
(Gain) loss on sale of fixed assets	—	—		—	48	2	(10)	—	375	—	415
Noncontrolling shareholder compensation	—	—		585	327	564	18	192	853	472	3,011
Loss on disposal of assets	—	—		7,214	—	—	—	—	—	—	7,214
Acquisition related expenses	98	2,063		799	—	—	—	—	738	189	3,887
Integration services fee	—	292		—	—	500	—	—	—	—	792
Gain on equity method investment	(58,680)	—		—	—	—	—	—	—		(58,680)
Gain on foreign currency transaction and other	(2,396)	—		—	—	—	—	—	—	—	(2,396)
Management fees	18,800	83		375	375	261	375	375	375	375	21,394
Adjusted EBITDA (2)	$(7,614)	$3,757		$24,118	$12,577	$3,970	$20,083	$11,171	$23,842	$23,197	$115,101

(1) Net income (loss) does not include income from discontinued operations for the nine months ended September 30, 2016.

(2) As a result of the sale of our Tridien subsidiary in September 2016, Adjusted EBITDA for the nine months ended September 30, 2016 does not include Adjusted EBITDA from Tridien of $1.5 million.

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

	Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2016
Net income (loss)	$(15,519)	$54,554
Adjustment to reconcile net (income) loss to cash provided by operating activities:
Depreciation and amortization	88,659	53,972
Impairment expense/ loss on disposal of assets	8,864	7,214
Gain on sale of businesses	(340)	(2,134)
Amortization of debt issuance costs and original issue discount	3,721	2,363
Unrealized loss on interest rate hedges	1,178	8,322
Loss (gain) on equity method investment	5,620	(58,680)
Noncontrolling shareholder charges	4,952	3,012
Excess tax benefit on stock compensation	(417)	(366)
Provision for loss on receivables	4,310	59
Deferred taxes	(17,937)	(4,280)
Other	494	349
Changes in operating assets and liabilities	(24,349)	(3,791)
Net cash provided by operating activities	59,236	60,594
Plus:
Unused fee on revolving credit facility	2,143	1,355
Integration services fee (1)	2,708	792
Successful acquisition costs	1,836	3,888
Excess tax benefit on stock compensation	417	366
Changes in operating assets and liabilities	24,349	3,791
Other	—	245
Less:
Payments on swap	3,050	3,114
Maintenance capital expenditures: (2)
Compass Group Diversified Holdings LLC	—	—
5.11 Tactical	2,914	540
Advanced Circuits	219	2,845
Arnold	2,548	1,625
Clean Earth	3,591	4,504
Crosman	968	—
Ergobaby	788	441
Liberty	389	850
Manitoba Harvest	625	1,146
Sterno Products	1,373	1,408
Tridien	—	385
Realized gain from foreign currency (3)	3,583	2,396
Other (4)	3,980	—
Estimated cash flow available for distribution and reinvestment	$66,661	$51,777

Distribution paid in April 2017/2016	$(21,564)	$(19,548)
Distribution paid in July 2017/2016	(21,564)	(19,548)

Distribution paid in October 2017/ 2016	(21,564)	(19,548)
	$(64,692)	$(58,644)
(1) Represents fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership, payable quarterly.
(2) Represents maintenance capital expenditures that were funded from operating cash flow, net of proceeds from the sale of property, plant and equipment, and excludes growth capital expenditures of approximately $17.5 million for the nine months ended September 30, 2017 and $1.6 million for the nine months ended September 30, 2016.

(3)	Reflects the foreign currency transaction gain or loss resulting from the Canadian dollar intercompany loans issued to Manitoba Harvest.

(4)	Includes amounts for the establishment of accounts receivable reserves related to two retail customers who filed bankruptcy during the first and third quarters of 2017.

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

Related Party Transactions
Equity method investment in FOX
In March 2017, FOX closed on a secondary offering through which we sold our remaining 5,108,718 shares in FOX for total net proceeds of $136.1 million, after the underwriter's discount of $8.9 million. Subsequent to the sale of FOX shares in March 2017, we no longer hold an ownership interest in FOX. The sale of FOX shares in a secondary offering in March 2017 qualified as a Sale Event under the Company's LLC Agreement. During the second quarter of 2017, our board of directors declared a distribution to the Allocation Member in connection with the FOX Sale Event of $25.8 million. The profit allocation payment was made during the quarter ended June 30, 2017.

The following table reflects the year to date activity from our investment in FOX (in thousands):

2017
Balance January 1, 2017	$141,767
Proceeds from sale of FOX shares	(136,147)
Mark-to-market adjustment - March 7, 2017 (1)	(5,620)
Balance September 30, 2017	$—

(1) Represents the unrealized loss on the investment in FOX as of the date of the FOX secondary offering through which we sold our remaining shares in FOX.

5.11 - Related Party Vendor Purchases
5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the three and nine months ended September 30, 2017, 5.11 purchased approximately $1.0 million and $4.7 million, respectively, in inventory from this vendor.
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

The table below summarizes the payment schedule of our contractual obligations at September 30, 2017:

(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$688,792	$21,231	$89,699	$577,862	$—
Operating lease obligations (2)	92,734	12,231	24,744	17,333	38,426
Purchase obligations (3)	408,105	237,110	105,495	65,500	—
Total (4)	$1,189,631	$270,572	$219,938	$660,695	$38,426

(1)	Reflects commitment fees and letter of credit fees under our 2014 Revolving Credit Facility and amounts due, together with interest on our 2014 Term Loan and 2016 Incremental Term Loan.

(2)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms.

(3)
Reflects non-cancelable commitments as of September 30, 2017, including: (i) shareholder distributions of $86.3 million; (ii) estimated management fees of $32.8 million per year over the next five years, and (iii) other obligations including amounts due under employment agreements. Distributions to our shareholders are approved by our board of directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.

(4)
The contractual obligation table does not include approximately $10.5 million in liabilities associated with unrecognized tax benefits as of September 30, 2017 as the timing of the recognition of this liability is not certain. The amount of the liability is not expected to significantly change in the next twelve months.

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
Except as set forth below, our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended December 31, 2016, as filed with the Securities and Exchange Commission ("SEC") on March 2, 2017.
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

Manitoba Harvest
We performed Step 1 testing during the 2017 annual impairment testing for Manitoba Harvest. Subsequent to the annual impairment test, we have compared the Manitoba Harvest operating results to the forecasts used in the Step 1 testing and noted no material variances in the results. However, there is a significant degree of uncertainty inherent in the assumptions used to develop the forecast amounts used in the annual impairment test given the changing nature of consumer tastes, particularly related to future years. Therefore, the results of the forecast process for 2018, which are expected to be finalized in the fourth quarter of 2017, may make it necessary to perform interim goodwill impairment testing at Manitoba Harvest in the fourth quarter of 2017.
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

Indefinite-lived intangible assets
We use a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. Our indefinite-lived intangible assets consist of trade names with a carrying value of approximately $73.5 million. The Manitoba Harvest trade name, which had a carrying value of $12.4 million at March 31, 2017, was included in the Step 1 impairment testing for Manitoba Harvest as noted above. The results of the qualitative analysis of our other reporting unit's indefinite-lived intangible assets, which we completed as of March 31, 2017, indicated that the fair value of the indefinite lived intangible assets exceeded their carrying value.
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

ITEM 4. CONTROLS AND PROCEDURES
As required by Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15(b), Holdings’ Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures, (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2017. Based on that evaluation, the Holdings’ Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of September 30, 2017.

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
As a manufacturer of recreational airguns, archery products, laser aiming devices and related accessories, Crosman is involved in various litigation matters that occur in the ordinary course of business. Although Crosman provides information regarding safety procedures and warnings with all of its product packaging, not all users of its products will observe all proper safety practices. Failure to observe proper safety practices may result in injuries that give rise to product liability and personal injury claims and lawsuits, as well as claims for breach of contract, loss of profits and consequential damages.

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

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1*	First Refinancing Amendment to the Credit Agreement, dated October 25, 2017, by and among Compass Group Diversified Holdings LLC, Bank of America, N.A., and the lenders thereto

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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
Date: 11/8/2017
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: 11/8/2017

EXHIBIT INDEX

Description

10.1*	First Refinancing Amendment to the Credit Agreement, dated October 25, 2017, by and among Compass Group Diversified Holdings LLC, Bank of America, N.A., and the lenders thereto

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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