Form 10-K
period 2017-12-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2018-02-28
CIK 1345126, 1345122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 001-34927

Compass Diversified Holdings
(Exact name of registrant as specified in its charter)

Delaware	57-6218917
(Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Commission File Number: 001-34926

Compass Group Diversified Holdings LLC
(Exact name of registrant as specified in its charter)

Delaware	20-3812051
(Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Riverside Avenue Second Floor Westport, CT	06880
(Address of principal executive offices)	(Zip Code)
(203) 221-1703
(Registrants’ telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Shares representing beneficial interests in Compass Diversified Holdings (“common shares”)	New York Stock Exchange
Series A Preferred Shares representing Series A Trust Preferred Interest in Compass Diversified Holdings ("Series A Preferred Shares")	New York Stock Exchange
Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrants are collectively a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No ☐
Indicate by check mark if the registrants are collectively not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☑
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrants have submitted electronically and posted on their corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).    Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrants are collectively a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrants are collectively a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
The aggregate market value of the outstanding common shares of trust stock held by non-affiliates of Compass Diversified Holdings at June 30, 2017 was $880,939,012 based on the closing price on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates. There were 59,900,000 common shares of trust stock without par value outstanding at February 23, 2018.
Documents Incorporated by Reference
Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2018 Annual Meeting of Shareholders is incorporated by reference into Part III.

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
In terms of the businesses in which we have a controlling interest as of December 31, 2017, we believe that these businesses have strong management teams, operate in strong markets with defensible market niches and maintain long-standing customer relationships.
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
The following is a brief summary of the businesses in which we own a controlling interest at December 31, 2017:
Branded Consumer Businesses

5.11
5.11 ABR Corp. ("5.11 Tactical" or "5.11") is a leading provider of purpose-built tactical apparel and gear for law enforcement, firefighters, EMS, and military special operations as well as outdoor and adventure enthusiasts. 5.11 is a brand known for innovation and authenticity, and works directly with end users to create purpose-built apparel and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide.  Headquartered in Irvine, California, 5.11 operates sales offices and distribution centers globally, and 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and on 511tactical.com. We made loans to and purchased a controlling interest in 5.11 Tactical for approximately $408.2 million in August 2016. We currently own 97.5% of the outstanding stock of 5.11 on a primary basis and 85.5% on a fully diluted basis.

Crosman
Crosman Corp. ("Crosman") is a leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices, and related accessories. Crosman offers its products under the highly recognizable Crosman, Benjamin and CenterPoint brands that are available through national retail chains, mass merchants, dealer and distributor networks. Crosman is headquartered in Bloomfield, New York. We made loans to, and purchased a controlling interest in, Crosman on June 2, 2017 for approximately $150.4 million. We currently own 98.8% of the outstanding stock of Crosman on a primary basis and 89.2% on a fully diluted basis.
Ergobaby
Ergobaby Carrier, Inc. (“Ergobaby”), headquartered in Los Angeles, California, is dedicated to building a global community of confident parents with smart, ergonomic solutions that enable and encourage bonding between parents and babies. Ergobaby offers a broad range of award-winning baby carriers, strollers, car seats, swaddlers, nursing pillows, and related products that fit into families’ daily lives seamlessly, comfortably and safely. We made loans to, and purchased a controlling interest in, Ergobaby on September 16, 2010 for approximately $85.2 million. We currently own 82.7% of the outstanding stock of Ergobaby on a primary basis and 76.6% on a fully diluted basis.
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
Manitoba Harvest
Manitoba Harvest ("Manitoba Harvest" or "Manitoba"), headquartered in Winnipeg, Manitoba, is a pioneer and leader in the manufacture and distribution of branded, hemp-based foods and hemp-based ingredients. Manitoba Harvest’s products, which include Hemp Hearts™, Hemp Heart Bites™, and Hemp protein powders, are currently carried in approximately 13,000 retail stores across the United States and Canada. We made loans to, and purchased a controlling interest in, Manitoba Harvest on July 10, 2015 for approximately $102.7 million (C$130.3 million). We currently own 76.6% of the outstanding stock of Manitoba Harvest on a primary basis and 67.0% on a fully diluted basis.
Niche Industrial Businesses
Advanced Circuits
Compass AC Holdings, Inc. (“Advanced Circuits” or “ACI”), headquartered in Aurora, Colorado, is a provider of small-run, quick-turn and volume production rigid printed circuit boards, or “PCBs”, throughout the United States. PCBs are a vital component of virtually all electronic products. The small-run and quick-turn portions of the PCB industry are characterized by customers requiring high levels of responsiveness, technical support and timely delivery. We made loans to, and purchased a controlling interest in, Advanced Circuits, on May 16, 2006 for approximately $81.0 million. We currently own 69.4% of the outstanding stock of Advanced Circuits on a primary basis and 69.2% on a fully diluted basis.
Arnold
AMT Acquisition Corporation (“Arnold” or “Arnold Magnetics”), headquartered in Rochester, New York, with nine additional facilities worldwide, is a global manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including aerospace and defense, motorsport/automotive, oil and gas, medical, general industrial, electric utility, reprographics and advertising specialty markets. Arnold Magnetics produces high performance permanent magnets (PMAG), precision foil products (Precision Thin Metals or "PTM"), and flexible magnets (Flexmag) that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, Arnold has built a diverse and blue-chip customer base totaling more than 2,000 customers worldwide. We made loans to, and purchased a controlling interest in, Arnold on March 5, 2012 for approximately $128.8 million. We currently own 96.7% of the outstanding stock of Arnold on a primary basis and 84.7% on a fully diluted basis.
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
Sterno
Candle Lamp Company, LLC ("Sterno"), headquartered in Corona, California, is a leading manufacturer and marketer of portable food warming devices and creative table lighting solutions for the food service industry and flameless candles and outdoor lighting products for consumers. Sterno's product line includes wick and chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps. We made loans to, and purchased all of the equity interests in, Sterno on October 10, 2014 for approximately $160.0 million. We currently own 100.0% of the outstanding stock of Sterno on a primary basis and 89.5% on a fully diluted basis.
Our businesses also represent our operating segments. See “Our Businesses” and “Note E – Operating Segment Data” to our Consolidated Financial Statements for further discussion of our businesses as our operating segments, including information related to geographies.
2017 Highlights and Recent Events
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
2017 Distributions
Common shares - For the 2017 fiscal year we declared distributions to our common shareholders totaling $1.44 per share.

Preferred shares - For the 2017 fiscal year we declared distributions to our preferred shareholders totaling $1.067 per share on our Series A Preferred Shares
Subsequent Events
Acquisition of Foam Fabricators
In January 2018, we entered into an agreement to acquire Foam Fabricators, Inc. (“Foam Fabricators”) for a purchase price of $247.5 million (excluding working capital and certain other adjustments upon closing). Headquartered in Scottsdale, Arizona, Foam Fabricators is a leading designer and manufacturer of custom molded protective foam solutions and OEM components made from expanded polymers such as expanded polystyrene (EPS) and expanded polypropylene (EPP). Founded in 1957, the Foam Fabricators operates 13 state-of-the-art molding and fabricating facilities across North America. Foam Fabricators provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, and building products. For the trailing twelve months ended November 30, 2017, Foam Fabricators reported net revenue of approximately $126 million. The acquisition of Foam Fabricators closed on February 15, 2018, with the Company funding the acquisition through a draw on our 2014 Revolving Credit Facility.
Acquisition of Rimports
In January 2018, our Sterno business entered into an agreement to acquire Rimports, Inc. ("Rimports") for a purchase price of approximately $145 million, excluding working capital and other adjustments upon closing, plus a potential earn-out of up to $25 million based on future financial performance of Rimports. Rimports is a manufacturer and distributor of branded and private label scented, wickless candle products used for home decor and fragrance. Headquartered in Provo, Utah, Rimports offers an extensive line of ceramic wax warmers, scented wax cubes, essential oils and diffusers through the mass retail channel. For the trailing twelve months ended November 30, 2017, Rimports reported net revenue of $155.4 million. The acquisition of Rimports closed on February 26, 2018, with the Company funding the acquisition through a draw on our 2014 Revolving Credit Facility.
Tax Reporting
Information returns will be filed by the Trust and the Company with the Internal Revenue Service ("IRS"), as required, with respect to income, gain, loss, deduction and other items derived from the Company’s activities. The Company has and will file a partnership return with the IRS and intends to issue a Schedule K-1 to the trustee. The trustee intends to provide information to each holder of shares using a monthly convention as the calculation period. For 2017 and future years, the Trust will continue to file a Form 1065 and issue Schedule K-1 to shareholders. For 2017, we delivered the Schedule K-1 to shareholders within the same time frame as we delivered the schedule to shareholders for the 2016 and 2015 taxable years. The relevant and necessary information for tax purposes is readily available electronically through our website. Each holder will be deemed to have consented to provide relevant information, and if the shares are held through a broker or other nominee, to allow such broker or other nominee to provide such information as is reasonably requested by us for purposes of complying with our tax reporting obligations.

WHERE YOU CAN FIND ADDITIONAL INFORMATION
We file reports with the Securities and Exchange Commission (the "SEC" or the "Commission"), including Forms S-1 and S-3 under the Securities Act of 1933, as amended (the "Securities Act"), and Forms 10-K, 10-Q, and 8-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which include exhibits, schedules and amendments to those reports. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. In addition, copies of such reports are available free of charge through our website at http://www.compassdiversifiedholdings.com as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC.

Organizational Structure (1)

Public Shareholders (2)
Path Spirit Limited (2)
84.2%
CGI Magyar Holdings LLC
13.2%
Compass Diversified Holdings "Trust"
Sostratus LLC(3) "Sostratus"
Allocation Interests (5)
Compass Group Diversified Holdings LLC "Company"
Compass Group Management LLC (4) "Manager"
Management Services Agreement
Controlling Equity Interests
5.11 Tactical
Crosman
Ergobaby
Liberty
Manitoba Harvest
ACI
Arnold
Clean Earth
Sterno

1)	The percentage holdings shown in respect to the trust reflect the ownership of the Trust common shares as of December 31, 2017.
2)
Our non-affiliated holders of common shares own approximately 84.2% of the Trust common shares and CGI Maygar Holdings, LLC owns approximately 13.2% of the Trust common shares and is our single largest holder. Path Spirit Limited is the ultimate controlling person of CGI Maygar LLC. Mr. Offenberg, our Chief Executive Officer, is not a director, officer or member of CGI or any of its affiliates. The remaining 2.6% of Trust common shares are owned by our Directors and Officers.

3)
63.4% beneficially owned by certain persons who are employees and partners of our Manager. C. Sean Day, the Chairman of our Board of Directors, CGI and the former founding partner of the Manager, are non-managing members.

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
Since our inception in May 2006, we have recorded net gains on sales of our businesses of approximately $772 million. We sold Crosman Acquisition Company (“Crosman”) in January 2007, Aeroglide Company (“Aeroglide”) and Silvue Technologies Group, Inc. (“Silvue”) in June 2008, Staffmark Holdings Inc. (“Staffmark”) in October 2011, HALO Branded Solutions (“HALO”) in May 2012, CamelBak Products, LLC ("CamelBak") in August 2015, American Furniture Manufacturing, Inc. ("American Furniture") in October 2015, and Tridien Medical Inc. ("Tridien") in September 2016. In addition, we sold our FOX subsidiary through an initial public offering and secondary issuances from August 2013 through March 2017.
Investment in FOX
We owned approximately 14% of the Fox Factory Holding Corp. (NASDAQ - FOXF) as of January 1, 2017. We made loans to and purchased a controlling interest in FOX on January 4, 2008, for approximately $80.4 million. In August 2013, FOX completed an initial public offering of its common stock. As a result of the initial public offering, our ownership interest in FOX was reduced to approximately 53.9%. No gain was reflected as a result of the sale of our FOX shares in the initial public offering because our majority classification of FOX did not change. FOX used a portion of their net proceeds received from the sale of their shares as well as proceeds from a new external FOX credit facility to repay $61.5 million in outstanding indebtedness to us under their existing credit facility with us. In July 2014, through a secondary offering, our ownership in FOX was lowered from approximately 53% to approximately 41%, and as a result we deconsolidated FOX as of July 10, 2014. In March and August 2016, through two more secondary offerings and a share repurchase by FOX, our ownership in the outstanding common stock of FOX was further lowered to approximately 23% as of September 30, 2016. In November 2016, through another secondary offering, our ownership in the outstanding common stock of FOX was further lowered to approximately 14%. On March 13, 2017, FOX closed on a secondary public offering of 5,108,718 shares of FOX common stock held by CODI, which represented CODI's remaining investment in FOX. CODI received $136.1 million in net proceeds as a result of the sale. We recognized total net proceeds from the sales of our FOX shares of approximately $465.1 million, and a total gain of $428.7 million.
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
Our management team has a large network that we estimate to be approximately 2,000 deal intermediaries who we expect to expose us to potential acquisitions. Through this network, as well as our management team’s proprietary transaction sourcing efforts, we have a substantial pipeline of potential acquisition targets. Our management team also has a well-established network of contacts, including professional managers, attorneys, accountants and other third-party consultants and advisors, who may be available to assist us in the performance of due diligence and the negotiation of acquisitions, as well as the management and operation of our acquired businesses.
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
At December 31, 2017, we had $560.0 million outstanding on the 2014 Term Loan and 2016 Incremental Term Loan, and $42.0 million outstanding on our 2014 Revolving Credit Facility. All amounts outstanding under the 2014 Revolving Credit Facility will become due on June 6, 2019, which is the maturity date of loans advanced under the 2014 Revolving Credit Facility and the termination date of the revolving loan commitment. The 2014 Credit Facility also permits us, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain additional term loans in an aggregate amount of up to $200 million subject to certain restrictions and conditions.

The 2014 Credit Facility provides for letters of credit under the 2014 Revolving Credit Facility in an aggregate face amount not to exceed $100 million outstanding at any time, as well as swing line loans of up to $25 million outstanding at one time. At no time may the (i) aggregate principal amount of all amounts outstanding under the Revolving Credit Facility, plus (ii) the aggregate amount of all outstanding letters of credit and swing line loans, exceed the borrowing availability under the 2014 Credit Facility. At December 31, 2017, we had outstanding letters of credit totaling approximately $0.6 million. The borrowing availability under the 2014 Revolving Credit Facility at December 31, 2017 was approximately $507.4 million.
The 2014 Credit Facility and 2016 Incremental Facility are secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries. (See "Note J - Debt" to the consolidated financial statements for more detail regarding our 2014 Credit Facility and 2016 Incremental Facility).
We intend to finance future acquisitions through our 2014 Revolving Credit Facility, cash on hand and, if necessary, additional equity and debt financings. We believe, and it has been our experience, that having the ability to finance our acquisitions with the capital resources raised by us, rather than negotiating separate third party financing specifically related to the acquisition of individual businesses, provides us with an advantage in acquiring attractive businesses by minimizing delay and closing conditions that are often related to acquisition-specific financings. In this respect, we believe that in the future, we may need to pursue additional debt or equity financings, or offer equity in Holdings or target businesses to the sellers of such target businesses, in order to fund multiple future acquisitions. For example, in light of our recently announced acquisitions of Foam Fabricators and Rimports, we are considering, subject to market conditions among other factors, appropriate debt and other instruments to provide medium and longer term financing for acquisitions.
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
The following table represents the percentage of net revenue and operating income each of our businesses contributed to our consolidated results since the date of acquisition for the years ended December 31, 2017, 2016 and 2015, and the total assets of each of our businesses as a percentage of the consolidated total as of December 31, 2017 and 2016.

	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2017	2016	2015	2017	2016	2015	2017	2016
	Net Revenue			Operating Income (1)			Total Assets
Branded Consumer:
5.11	24.4%	11.2%	n/a	(10.5)%	(17.8)%	n/a	26.1%	25.4%
Crosman	6.2%	n/a	n/a	1.9%	n/a	n/a	10.9%	—%
Ergobaby	8.1%	10.6%	11.9%	36.1%	30.0%	26.4%	9.8%	10.4%
Liberty Safe	7.2%	10.6%	13.9%	13.9%	23.2%	14.1%	4.0%	4.1%
Manitoba Harvest	4.4%	6.1%	2.4%	(13.7)%	0.6%	(7.3)%	7.8%	8.4%
	50.3%	38.5%	28.2%	27.7%	36.0%	33.2%	58.6%	48.2%
Niche Industrial:
Advanced Circuits	6.9%	8.8%	12.0%	34.7%	39.8%	28.8%	4.4%	4.6%
Arnold Magnetics	8.3%	11.1%	16.5%	(8.4)%	(22.6)%	9.0%	6.0%	6.5%
Clean Earth	16.6%	19.3%	24.1%	17.7%	13.9%	13.1%	19.4%	20.0%
Sterno	17.8%	22.4%	19.2%	28.2%	32.9%	15.8%	11.2%	12.0%
	49.7%	61.5%	71.8%	72.3%	64.0%	66.8%	41.0%	43.1%
Corporate	—	—	—	—	—	—	0.4%	8.7%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Operating income (loss) reflected is as a percentage of the total contributed by the businesses and does not include expenses incurred at the corporate level.

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
History of 5.11
5.11 was formed in 2003 after spinning out of outdoor apparel company, Royal Robbins®. The roots of 5.11, however, trace back to 1975, when American rock climber Royal Robbins designed the 5.11® Pant; named after the difficulty level in the Yosemite Decimal System rating scale for rock climbing. With difficulty levels ranging at the time from 5.0 (easy) to 5.10 (difficult), 5.11 was then described: “After thorough inspection, you conclude this move is impossible; however, occasionally someone actually accomplishes it.”
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
Products and Services
5.11 offers a portfolio of unique head-to-toe tactical gear with patented functional features for both professional and consumer use. No individual product style accounts for more than 7% of total sales, and most product styles tend to have multi-year lifecycles. 5.11 focuses its product offering through six major categories: tactical apparel, bags and packs, footwear, special make ups/uniforms, accessories, and Beyond Clothing Systems (“Beyond”).
Tactical apparel represents 5.11’s largest product category. Within this category, 5.11 offers a broad assortment of men’s and women’s pants, shorts, shirts, outerwear and base layers. Apparel is offered in a variety of styles and fits intended to enhance comfort and mobility. 5.11 has historically designed and developed innovative “families” of products around proprietary fabrics that the company has created to meet the needs of its unique target market. These product “families” typically start with a pant and then expand into other products. Today, 5.11 offers five distinct pant lines, which anchor five different apparel families: the Defender Flex Pant, the Apex™ Pant, the 5.11 Stryke™ Pant, the Taclite® Pro Pant, and the 5.11® Tactical Pant.
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
Business Strategies
Further Expand into Consumer Market - 5.11 is well-positioned to continue investing in retail locations throughout the United States. 5.11 currently has twenty-seven company-owned retail locations, and management believes that there are significant opportunities to increase this footprint. 5.11 also sells to many outdoor specialty retailers and management believes there are opportunities to expand sales through increased penetration and improved merchandising.
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
The domestic professional channel is characterized by thousands of unique “specified” product contracts with individual public safety departments, serviced through a network of more than one-thousand local third party dealers. Public safety departments include federal, state, county, city and local law enforcement, firefighters, and EMS. Similar to the domestic professional channel, the international professional channel also consists of many unique “specified” product contracts with individual foreign governmental departments, serviced either directly by 5.11 or through a network of international dealers. Large contracts with government agencies are referred to as Direct-to-Agency (“DTA”). A typical DTA sales process is driven primarily by lengthy governmental approval processes and can take upwards of 18 to 36 months.

Within the consumer segment, the consumer wholesale channel is comprised of (i) outdoor specialty retailers, (ii) military exchanges, and (iii) online. The consumer direct channel is comprised of (i) e-commerce sales directly through the 5.11 website, www.511tactical.com, and (ii) company-owned retail stores. At the end of 2017, 5.11 operated twenty-seven company-owned retail locations in fourteen states. During 2017, 5.11 opened seventeen retail stores in twelve states.
For the year ending December 31, 2017, professional channel sales accounted for approximately 64% of total sales; approximately 7% of total sales were in the form of DTA sales. The consumer channel accounted for approximately 29% of total sales.
5.11’s top 10 customers comprised approximately 26%, 27% and 29% of total sales in the years ended December 31, 2017, 2016 and 2015, respectively.
Sales and Marketing
5.11’s sales organization consists of a mix of direct employees, independent contractors and sales agencies. The domestic salesforce develops direct relationships with thousands of individual public safety departments around the U.S. and participates in thousands of requests for proposal (RFP) processes annually. The salesforce works directly with over 900 local dealers to service local public safety departments once a 5.11 product receives “spec” as part of the RFP process.
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
5.11 had a backlog of $26.4 million and $1.7 million at December 31, 2017 and 2016, respectively.
Suppliers
5.11 operates an efficient, low-cost supply chain, sourcing most its products through contract manufacturers in the Asia Pacific region. Production from Vietnam accounted for approximately 35% of 5.11’s purchases for the year ending December 31, 2017 and represented 5.11’s largest sourcing region. No single core product is 100% sourced by any one vendor. Management believes that 5.11’s principal manufacturers have the additional capacity to accommodate future growth.
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
Intellectual Property
5.11 relies on brand name recognition and a combination of trademarks and patents in order to differentiate itself from the competition. 5.11 currently has 18 utility patents and 10 design patents issued, in addition to 17 utility and 3 design patents pending registration. 5.11 currently owns 319 registered trademarks including 3 trade dress registrations. The company has in-house general counsel that manages the registration and defense of 5.11 intellectual property.
Regulatory Environment
Management is not aware of any existing, pending, or contingent liabilities that could have a material adverse effect on 5.11’s business. 5.11 is proactive regarding regulatory issues and is in compliance with all relevant regulations. Management is not aware of any potential environmental issues.
Employees
As of December 31, 2017, 5.11 employed a total of 588 non-unionized, full-time employees, 45 independent contractors, and 234 temporary workers. None of 5.11’s employees are subject to collective bargaining agreements. Management believes that 5.11 has an excellent relationship with its employees.
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
History of Crosman
Crosman was founded in 1923 as Crosman Rifle Company and was one of the first manufacturers of recreational airguns in the United States. Crosman acquired Visible Impact Target Company in 1991 and Benjamin Sheridan Corporation in 1992. Benjamin has continued as a dominant U.S. manufacturer of high-end pneumatic and CO2 powered airguns while Sheridan was one of the world’s foremost manufacturers of high quality paintball markers. In 2007, Crosman expanded its offerings outside the traditional airgun category with the debut of its new optics division, CenterPoint Precision Optics. In 2008, Crosman diversified further by adding Crosman Archery to its list of branded products and introduced two new hunting crossbows in addition to youth archery products. In 2016, Crosman debuted its CenterPoint line of crossbows and the Benjamin Pioneer Airbow, the first ever mass-produced air powered archery device. In 2017, Crosman acquired the commercial product line of LaserMax, a leading designer and manufacturer of gun-mounted laser aiming devices.
Today, Crosman is an international designer, manufacturer and marketer of Crosman and Benjamin airguns including related ammunition and accessories, airsoft rifles, pistols, and ammunition, archery products, laser aiming devices, and precision optics.
Industry
Crosman primarily competes within the airgun and archery sub-segments of the broader outdoor recreational products industry, which together management estimates constitute approximately $1.0 billion of annual retail revenue. Both categories share certain common characteristics, including consumer demand for innovation, similar sales channels, and unique regulatory frameworks.
The airgun industry is estimated by management to constitute approximately $275 million to $325 million of annual retail revenue, excluding consumables and accessories. With a history stretching back over a century, the industry is generally considered to be a mature sector, with stable growth rates in the low single digits. Airgun products are largely sold through mass merchants and national retailers, with each accounting for roughly 40% of purchases. Independent dealers and online platforms account for approximately 9% and 8% of purchases, respectively, while the balance is purchased directly from the manufacturer. Airguns are less seasonal than archery because there is no defined hunting season, although sales spike somewhat around holidays.
The archery equipment market is estimated by management to constitute between $750 million and $850 million of annual retail sales, of which $400-$450 million is attributable to bows and $350-$400 million is attributable to related archery accessories. Vertical and compound bows are the most prolific type of bow, comprising about half of the category sales, while crossbows make up approximately 35% and youth bows account for the remaining 15%. Outdoor retailers comprise the largest sales channel, accounting for approximately 45% of consumer purchases, while independent archery stores and big box retailers constitute 25% and 13% of total purchases, respectively. E-commerce has grown to hold a 15% share, primarily at the expense of independent archery retailers and big box stores while 2% are direct from the manufacturer.
Products and Services
Crosman designs, manufacturers and markets five categories of products: (i) airguns, (ii) archery products, (iii) consumables, or pellets, BBs and CO2 cartridges, (iv) optics, and (v) airsoft. Crosman’s product strategy encompasses producing high quality, feature-rich products recognized by consumers for their craftsmanship and value, and building on a rich history to introduce innovative new products.
Airguns
Airguns represent Crosman’s largest product category, with gross sales comprising approximately 55% of 2017 sales. The airgun product line consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Crosman’s airguns are designed to be multi-purpose, multi-occasion products, for use in recreational plinking and target shooting, pest control, and hunting. The Company offers a “good, better, best” array of airguns under the Crosman and Benjamin brands. The Crosman brand is known for high value at an accessible price, where the Benjamin brand is typically associated with premium products falling within the mid- to high-price point. Additionally, Crosman rounds out its offering with mid-level products produced under an exclusive licensing agreement with Remington for its Remington, Marlin, DPMS, and Bushmaster brands.

Archery Products
Crosman re-entered the archery market in 2015 with a product line anchored by the CenterPoint crossbow and the first-of-its-kind Pioneer Airbow. The Company’s archery segment comprised 15% of 2017 gross sales. CenterPoint has grown rapidly since it was launched to become the second largest player in the crossbow category. The CenterPoint Sniper 370 is the top-selling SKU in the crossbow market, with more than twice the volume of its nearest competitor. CenterPoint acquired market share by offering features like an aluminum frame, higher shooting velocity, integrated string stops, a 4x32mm scope and shoulder sling at very competitive retail prices.
Concurrent with the launch of the CenterPoint line of crossbows, Crosman also introduced the Pioneer Airbow under the Benjamin brand. The Pioneer Airbow created a new sportsman category as the first ever mass-produced air-powered archery device, effectively bridging the gap between airguns and archery. Management has worked with state regulators to develop regulatory frameworks for the Airbow, which is currently legal to use for whitetail hunting in eight states and predator hunting in 30 states.
Consumables
Crosman’s consumables segment consists of steel and plastic BBs, various styles of lead pellets, and single-use CO2 cartridges used to power airguns. BBs are typically used for plinking, training, or target shooting at a more affordable cost, while different pellet styles are designed either for accuracy, maximum penetration, or a combination of the two. Crosman is the world’s largest provider and only domestic manufacturer of CO2 cartridges, having first introduced the use of C02 as an airgun propellant in 1961. Consumables are produced under the Crosman, Benjamin, and Copperhead brand names. The consumables product line comprised approximately 17% of 2017 Crosman’s gross sales.
Optics
Launched in 2006, Crosman’s line of optics products offers high-performance, value-priced optics under the CenterPoint brand. The scopes, sights, binoculars, lights, and lasers are marketed for traditional firearms, in addition to select airgun and crossbow offerings. In 2017, Crosman added to their optics product line with the acquisition of the commercial division of LaserMax. LaserMax is a global leader in hardened and miniaturized laser systems, offering a comprehensive line of premium laser sights for home defense, personal protection and training use. LaserMax’s commercial business provides laser sighting solutions and tactical lights to the firearm original equipment manufacturers ("OEM") and retail channels.  Management believes that the addition of the LaserMax products will enable Crosman to reach a wider range of new customers across retail channels. Crosman’s line of high-quality optics represented 5% of gross sales in 2017.
Airsoft
Airsoft guns are a class of air, CO2, gas, or electric-powered guns that are typically made from high-impact plastics and are engineered with recreation in mind to fire safe, plastic BBs quickly and accurately. Airsoft products are most often used for recreational purposes by a younger demographic and a strong user base amongst military and law enforcement customers. Crosman offers a broad portfolio of airsoft rifles and pistols under its owned Crosman Elite and Game Face brands, as well as the licensed U.S. Marines brand. Sales of airsoft products comprised approximately 8% of Crosman’s gross sales in 2017.
Competitive Conditions
Airguns
Crosman’s airgun line competes with offerings from several airgun manufacturers, including Daisy Outdoor Products, Gamo Outdoor USA (which acquired Daisy in July 2016 but remains separately branded), Germany-based Umarex, and more recently Sig-Sauer, which has begun to produce its own line of airguns to complement its powdered firearms offering. The market for airguns is relatively concentrated, led by Crosman, Daisy, Gamo, and Umarex, according to Sports OneSource data. Key determinants in consumer purchasing decisions include product performance, quality, and brand loyalty.
Archery
The archery market competes within a “good, better, best” spectrum. Crosman’s CenterPoint product line, as a value-for-price, entry to mid-level brand, tends to lie between the “good” and “better” segments, competing with Barnett Outdoors, Bear Archery, and PSE technologies, among others. Consumers tend to make purchasing decisions based on brand awareness, reliability, customer service, and pricing. Although CenterPoint is a recent entry into the archery market, the brand has been able to outpace more established brands on the reliability, pricing, and service aspects to win market share.
The crossbow category within the archery market is slightly less concentrated than the airgun segment, with four brands holding notable market shares: TenPoint, Barnett, CenterPoint, and PSE.

Business Strategies
Continued Innovation in Existing Product Categories
Crosman plans to continue to build on its successful history of bringing new, technically superior products to market through leveraging its stringent new product development process, internal manufacturing capabilities, and a flexible supply chain. The Company has near-term new product launches and existing product updates planned across all categories, including the highlights below.

◦
Airguns - Crosman is still in the early stages of rolling out its new Silencing Barrel Device (“SBD”) technology, a patent-pending asymmetrical barrel design that limits air rifle firing noise to one-third of a non-silenced air rifle. Developed in 2016 and launched in 2017, management believes the SBD will serve as a point of differentiation from the competition, particularly in the break-barrel segment, over the next several years. Additionally, the Company is in the process of gradually upgrading break barrel models with a more effective hydraulic pressure device. More broadly, Crosman began releasing new products under its revitalized licensing agreement with Remington in 2017, enabling the Company to capture additional market share at the mid-level price point between the Crosman and Benjamin brands.

◦
Archery - On the heels of the successful 2016 launch of the CenterPoint crossbow line, the Company has introduced new crossbow models at higher price point segments of the market, while continuing to build out its archery product line to include accessories and inclusive “ready-to-hunt” kits.

◦
Optics - In addition to the recently launched three-model CenterPoint Spectrum First Focal Plane series of scopes, the Company has plans to expand the CenterPoint optics offering to include binoculars and scope adapters. Additionally, the Company launched its GripSense lasers in 2017, the only firearm laser that is activated simply by a person's grip.

Expand into Adjacent Product Categories
Management believes that the Company can leverage in-house manufacturing and sourcing partners to develop products in new categories that utilize Crosman’s existing distribution network and brand strength. Most notably, within the archery segment, the Company is in the early stages of rolling out a line of vertical bow SKUs as well as an accessory offering including arrows, scopes, bags, and rope cockers.
Further Penetration of Existing Customer Accounts
Management has identified several strategies for further penetrating its existing customer accounts. First, Crosman has identified opportunities to leverage its existing relationships with retailers to drive expanded SKU offerings across categories. For example, only 5 of Crosman’s top 10 customers listed CenterPoint crossbows in calendar year 2016. Management has already attained listings with several of the remaining retailers who did not previously list Crosman archery products. Additionally, management believes the Company can cross-sell airguns into the archery category, building on the recent success and credibility established by the Airbow product. Furthermore, management believes that the Company is well positioned to grow as its brick-and-mortar customers adapt to a changing retail landscape. Crosman can leverage its structured analytical sales approach and new marketing initiatives to assist retailers with enhancing their online sales, similar to the strategies it already employs working with pure e-commerce customers like Amazon and PyramydAir.
Consolidation Platform
With a well-developed global supply chain, refined manufacturing capabilities, sophisticated management systems infrastructure, and extensive network of relevant relationships, Crosman sees itself as a platform for consolidation within both the broader outdoor recreational goods space and the archery space specifically. Management has identified a pipeline of potential acquisition targets that would help Crosman strengthen and expand its product offering and address new market segments.
International Growth
Crosman is exploring opportunities to grow international sales and increase market share by pursuing new international distributor relationships. Management has recently focused its efforts on key markets within Latin America. However, with a more fulsome archery product line in development, the Company is well positioned to expand into key international bowhunting markets such as Europe, Australia, New Zealand, and South Africa.
New Product Development
Crosman has developed a repeatable, structured product development process that integrates all areas of the business, including sales, marketing, engineering, purchasing, production and finance. New products must pass a 6 to 18 month, stage gating process designed to ensure engineering and commercial viability. Once a product idea is identified, a five-phase step-by-step process is used to either (a) refine the idea into a producible, marketable good, or (b) identify contradicting data that may warrant the project being tabled or canceled altogether. A Product Development Committee must approve the advancement of a new product from one phase to the next. To balance the Company’s new product pipeline, aging and underperforming SKUs are regularly culled. This intentional focus on constant innovation and consumer feedback has helped Crosman establish a portfolio of highly-regarded brands across several product categories.
Customers
Crosman sells its products through nearly all major domestic mass merchants and sporting goods retailers, and has established a strong e-commerce platform to allow for flexibility in a changing retail environment. The three largest customers represent 47% of gross sales in 2017 and three major sales channels; mass merchant, e-commerce, and regional retail.
Seasonality
Crosman typically has higher sales in the third and fourth quarter each year, reflecting the hunting and holiday seasons, respectively.
Sales and Marketing
Crosman’s products are sold through over 425 customers across a mix of sales channels, including mass merchants, national retailers, distributors/dealers/regional chains, international distributors, and e-commerce. Over the last 5 years, Management has successfully diversified both its sales channel composition and customer mix.
Crosman sells its products through nearly all major domestic mass merchants and sporting goods retailers currently selling airguns, and has established a strong e-commerce platform to allow for flexibility in a changing retail environment. The Company has been selling to many of its customers for over 20 years, maintaining close relationships with key purchasing personnel through high-touch customer service. Crosman is one of the only players in the sportsman category offering category management services, product assortment, and SKU optimization feedback typical of larger multinational consumer products companies. This data-sharing has resulted in higher retailer sell-through and margin enhancement, more accurate sales forecasting, and a 98% fulfillment rate, all of which are key components in maintaining status as a vendor of choice.
Crosman maintains an internal sales team responsible for covering 45 of the Company’s top 50 customer relationships, or approximately 90% of total sales. Furthermore, Crosman supplements its in-house team with four independent sales representative organizations, providing coverage for approximate 375 additional customers across their respective geographic territories. International sales efforts are handled by four Crosman-employed account executives who work through local distributors in order to ensure that products conform to local regulatory standards.
Crosman had a backlog of $12.1 million at December 31, 2017.
Manufacturing and Distribution Channels
Crosman’s product manufacturing is based on a dual strategy of in-house manufacturing and strategic alliances with select sub-contractors and vendors. Crosman conducts its domestic manufacturing operations in a 225,000 square foot facility on a Company-owned 49 acre campus located in East Bloomfield, New York, approximately 30 miles southeast of Rochester. In addition, the Company utilizes approximately 144,000 square feet of leased warehouse space in nearby Farmington, New York, five miles from the East Bloomfield facility.
Intellectual Property
Crosman currently has a global portfolio of more than 100 registered trademarks. Additionally, the Company has a global portfolio of more than 20 issued patents and many more pending. Management believes that patents are useful in maintaining the Company’s competitive position, but it considers its trademarked brand names, preeminent name recognition, ability to design innovative products, and technical and marketing expertise to be its primary competitive advantages.
Regulatory Environment
Airguns
Airguns enjoy a relatively unrestrictive federal regulatory framework, with most regulations determined at the state level. Although there are no federal laws regulating their transfer, possession or use, non-powder guns are subject to oversight from the Consumer Product Safety Commission (“CSPC”). Therefore, airguns are subject to generalized statutory limitations involving “substantial product hazard” and articles that pose a substantial risk of injury to children, though the CSPC has not adopted specific mandatory regulations in this area. Federal law prevents states from prohibiting the sale of airguns, but allows for state-by-state restrictions on sales of airguns to minors. Thirteen states have imposed such restrictions. Historically, there have not been attempts to grandfather the regulation of airguns into that of traditional powdered firearms, as legislative efforts have largely focused on responding to and refining the existing regulatory frameworks for each respective category rather than overhauling the coordination or transfer of enforcement duties across agencies.

Archery
Crossbow hunting restrictions have become less stringent over the last ten years. Since 2006, 12 states, including populous hunting states like Wisconsin, Pennsylvania, and North Carolina, have legalized crossbow hunting, while many others moved to relax restrictions through the opening of limited seasons or creation of exceptions to hunting restrictions for those with disabilities. Today, only Oregon classifies crossbows as illegal. As of 2017, nearly 90% of all hunting permits are filed in states that currently allow crossbow hunting for at least part of the season. Although continued deregulation is expected, it likely will not continue to be a large driver for the crossbow category moving forward.
Employees
Crosman had 263 employees at December 31, 2017. Crosman’s labor force is non-union. Management believes that Crosman has an excellent relationship with its employees.
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
History of Ergobaby
Ergobaby was founded in 2003 by Karin Frost, who designed her first baby carrier following the birth of her son. The baby carrier product line has since expanded into 3-position and 4-position carriers, with multiple style variations. In its second year of operations, Ergobaby sold 10,500 baby carriers and by 2017 sold over 1.1 million in the year. In order to support the rapid growth, in 2007, Ergobaby made a strategic decision to establish an operating subsidiary (“EBEU”) in Hamburg, Germany. We purchased a majority interest in Ergobaby on September 16, 2010.
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
On May 12, 2016, Ergobaby acquired membership interests of New Baby Tula LLC (“Baby Tula”) for approximately $73.8 million, excluding a potential earn-out payment. Baby Tula designs, markets and distributes premium baby carriers and accessories and focuses its efforts on both the ergonomics and fashion of its products.

In 2013, Ergobaby expanded its portfolio into the sleep category. The launch of the Ergobaby Swaddler which focused on a unique, method of swaddling newborns while retaining healthy hip and arm positioning, was the first significant category expansion outside of baby carriers for the Ergobaby brand. In 2016, Ergobaby expanded its offering in the sleep category with the launch of its Baby Sleeping Bag. Baby Tula is also in the sleep category with its blanket offering, focusing on limited edition fashion prints.

In 2014, Ergobaby launched the Ergobaby Four-Position 360 Baby Carrier which expanded on Ergobaby’s leadership in the baby carrier category by offering an ergonomic, outward forward facing position for the baby and comfort for the parent. The Ergobaby 360 Carrier won the 2014 JPMA Innovation award in the baby carrier category. In 2016, Ergobaby launched the 3-Position Adapt Baby Carrier that is geared for newborns to toddlers (7lbs-45lbs) and offers some unique parent comfort features including lumbar support and crossable shoulder straps, as well as the benefit of being an all-in-one carrier with no need for an infant insert accessory (for babies 7-12lbs.). In 2017, Ergobaby launched the All Position, All-in-One Omni 360 Baby Carrier that is geared for newborns to toddlers (7lbs-45lbs) and includes all of Ergobaby’s parent & baby comfort features from the 360 and Adapt Baby Carriers, as well as the same consumer benefit of no infant insert accessory needed. In the past four years, the 360 Baby Carrier ($160 MSRP), Adapt Baby Carrier ($140 MSRP) and Omni 360 Baby Carrier ($180 MSRP) have all successfully traded up consumers globally who appreciate the comfort and innovation that Ergobaby has brought to the category from its Original Baby Carrier ($115 MSRP).
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
Products and Services
Baby Carriers
Ergobaby has two main baby carrier product lines: baby carriers and related carrier accessories, sold under both the Ergobaby and Tula brands. Ergobaby’s baby carrier designs supports a natural, ergonomic ("M" shaped) sitting position for babies, eliminating compression of the spine and hips that can be caused by unsupported suspension. The baby carrier also distributes the baby’s weight evenly between parents’ hips and shoulders, and alleviates physical stress for the parent. Both Ergobaby’s 3-Position and 4-Position baby carriers have been recognized by the International Hip Dysplasia Institute as being “hip healthy”. Additional accessories are provided to complement the baby carriers including the popular Infant Insert.
Within the Ergobaby Baby Carrier product line, Ergo sells 3-Position and 4-Position baby carriers in a variety of style and color variations and Baby Tula sells 3-Position, Standard, Toddler and Wrap Conversion fashion-oriented baby carriers. Baby Carrier sales were approximately $96.0 million, $84.0 million and $68.6 million in the years ended December 31, 2017, 2016, and 2015, respectively, and represented approximately 88%, 81% and 79%, of total sales in 2017, 2016, and 2015, respectively.
Within the baby carrier accessories category, the Infant Insert is the largest sales component of the accessory category, representing more than half of total accessory sales for 2017, 2016, and 2015. Accessory sales were $8.6 million, $10.5 million, and $9.1 million, in 2017, 2016, and 2015, respectively and represented approximately 8.4% in 2017, 10% in 2016 and 11% in 2015, of total sales.
Ergobaby’s core Baby Carrier product offerings with average retail prices are summarized below:
Ergo

•	4 styles of baby carriers - $115 - $180

•	3 styles of Infant Inserts - $25 - $38

Tula

•	3 styles of baby carriers - $149 - $900

•	1 styles of Infant Inserts - $40
Competitive Strengths
Ergobaby innovation - Ergobaby Carriers are known for their unsurpassed comfort. Ergobaby’s superior design results in improved comfort for both parent and baby. Parents are comfortable because baby’s weight is evenly distributed between the hips and shoulders while baby sits ergonomically in a natural ("M" shaped) sitting position. The concept of baby carrying has increased in popularity in the U.S. as parents recognize the emotional and functional benefits of carrying their baby. Consumers continually cite the comfort, design, and convenient “hands free” mobility the Ergobaby carrier offers as key purchasing criteria. Ergobaby is also recognized as an industry leader in innovation. With the launch of the Ergo 4-Position 360 Carrier in 2014, the launch of the 3-Position ADAPT carrier in 2016, and the launch of the All Position Omni 360 carrier in 2017, Ergobaby continues to innovate in the baby carrier segment on a regular basis.

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

International Market Expansion - Testimony to the global strength of its lifestyle brand, Ergobaby derives approximately 61% of its sales from international markets. Like it has in the U.S., Ergobaby can continue to leverage the Ergo and Tula brand equity in the international markets it currently serves to aggressively drive future growth, as well as expand its international presence into new regions. The market for Ergobaby’s products abroad continues to grow rapidly, in part due to the growth in the number of births worldwide and the fact that in many parts of Europe and Asia, the concept of baby wearing is a culturally entrenched form of infant and child transport.

New Product Development - Management believes Ergobaby has an opportunity to leverage its unique, authentic lifestyle brands and expand its product line. Since its founding in 2003, Ergobaby has successfully introduced new carrier products to maintain innovation, uniqueness, and freshness within its baby carrier and travel system product lines. In addition to expanding into new product carriers like swaddling and nursing pillows, Ergobaby has become the baby carrier industry leader with the launch of the 4-Position 360 baby carrier and looks to continue its leadership position with new product launches in 2018.
Customers and Distribution Channels
Ergobaby primarily sells its products through brick-and-mortar retailers, national chain stores, online retailers and distributors and derives approximately 61% of its sales from outside of the U.S. In Europe, Ergobaby products are sold through its German based subsidiary, which services brick-and-mortar retailers and online retailers in Germany and France; it’s United Kingdom based subsidiary; and its Tula subsidiary in Poland; as well as a network of distributors located in Finland, Russia, Belgium, the Netherlands, Sweden, Norway, Spain, Denmark, Italy, Turkey and the Ukraine. Customers in Canada are predominately serviced by Ergobaby’s Canadian subsidiary. Sales to customers outside of the U.S. and European markets are predominantly serviced through distributors granted rights, though not necessarily exclusive, to sell within a specific geographic region.
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
Ergobaby had approximately $9.2 million and $12.8 million in firm backlog orders at December 31, 2017 and 2016, respectively.
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
The primary global competitors in this segment are BabyBjorn, Chicco, Britax and Manduca, which also market products in the premium price range. Especially in the U.S., Ergobaby brands also compete with several smaller companies that have developed wearable carriers, such as Infantino, Boba, and Lillebaby. Within the soft-structured baby carrier segment, Ergobaby benefits from strong distribution, good word of mouth, and the functionality of the design.
Suppliers
During 2017, Ergobaby sourced its Ergo carrier and carrier accessory products from Vietnam and India, and manufactured its stroller systems and accessory products in China.  Baby Tula products predominantly were produced from factories in India, Poland and Mexico and were also produced in its own facility located in Poland.  In 2012, Ergobaby began sourcing carriers and accessories from a manufacturing facility in Vietnam and in 2009, Ergobaby partnered with a manufacturer located in India.  More than 50% of Ergobaby’s carriers and accessories came from Vietnam in 2017. Baby Tula sourced its carrier, accessories and blanket products from Mexico, Poland, Vietnam, India and Turkey, with purchases from these locations accounted for approximately 16% of total Ergobaby purchases.  Management believes its manufacturing partners have the additional capacity to accommodate Ergobaby’s projected growth.
Intellectual Property
Ergobaby maintains and defends a U.S. and international patent portfolio on some of its various products, including its 3-position and 4-position carriers.  Currently, it has 18 patents (including allowances) and 13 patents pending in the U.S. and other countries. Ergobaby also depends on brand name recognition and premium product offering to differentiate itself from competition.
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
Employees
As of December 31, 2017, Ergobaby employed 208 persons in 6 locations. None of Ergobaby’s employees are subject to collective bargaining agreements. We believe that Ergobaby’s relationship with its employees is good.
Liberty Safe
Overview
Liberty Safe, headquartered in Payson, Utah and founded in 1988, is the premier designer, manufacturer, and marketer of home, gun and office safes in North America. From its over 300,000 square foot manufacturing facility, Liberty Safe produces a wide range of home, office and gun safe models in a broad assortment of sizes, features and styles ranging from an entry level product to good, better and best products. Products are marketed under the Liberty Safe brand, as well as a portfolio of licensed and private label brands, including Cabela’s, Case IH, and John Deere. Liberty Safe’s products are the market share leader and are sold through an independent dealer network (“Dealer sales”) in addition to various sporting goods, farm and fleet, and home improvement retail outlets (“Non-Dealer sales” or “National sales”). Liberty Safe has the largest independent dealer network in the industry, with more than 50% of Liberty's sales in the last two years coming from the dealer network.
History of Liberty Safe
The Liberty Safe brand and its leading market share has been built over a 29 year history of superior product quality, engineering and design innovation, and leading customer service and sales support. Liberty Safe has a long history of continuous improvement and innovative approaches to sales and marketing, product development and manufacturing processes. Significant investments over the last five years have solidified Liberty Safe’s reputation for providing substantial value to retailers and enhanced its long-standing position as the leading producer of premium home, office and gun safes.
Liberty Safe commenced operations in 1988 and in 2001 opened its current state-of-the-art facility in Payson, Utah. The new facility allowed Liberty Safe to consolidate all of its manufacturing and distribution operations to a centralized location. As the only facility in the industry utilizing significant automation and a streamlined roll-form manufacturing process, it represented a significant step forward when compared to the production capabilities of its competitors. Incremental investments following the consolidation have solidified Liberty Safe’s position as the preeminent low-cost and most efficient domestic manufacturer.
During 2011, Liberty Safe constructed a new production line that allowed Liberty to build entry level safe products in-house. This production line produces home and gun safe models that were previously completely sourced through foreign manufacturers. This investment in production capacity makes Liberty Safe the largest manufacturer of home, office and gun safes in the world. This added investment in capacity in the U.S. allowed Liberty Safe to provide shorter lead times and more competitive pricing to its North American customer base.
We purchased a majority interest in Liberty Safe on March 31, 2010.
Industry
Liberty Safe competes in the broadly defined North American safe and vault industry which includes fire and document safes, media and data safes, depository safes, gun safes and cabinets, home safes and hotel safes. According to Technavio's 2016 global safes and vaults market report, the global safe market was estimated to be approximately $2.9 billion in 2015, and is projected to grow at a CAGR of 5.5% through 2020. Gun safes and vaults comprise approximately 16.5% of the global safe market and it is expected that percentage will remain consistent through 2020. Domestically, demand for safes depends on several key factors, including per capita disposable income since safes are largely considered a discretionary purchase in most households. The gun safe segment of the industry typically sees demand that closely correlates to the demand from guns and ammunition manufacturers. When gun sales increase, the potential market for gun safes typically also increases. Increased fears surrounding violence in the country along with political uncertainty concerning gun ownership laws play a part in changes in gun ownership and subsequently, demand for gun safes. The profitability of individual companies depends on efficient operations and effective marketing, with large companies able to take advantage of economies of scale in production and distribution, while smaller companies compete through specialty products.
The domestic safe industry continues to see increased competition from imports, particularly those sourced from China. Imported safes were expected to comprise approximately one-third of the domestic sales in 2017, with competition from imports highest in the small safe product group, which are targeted at households. Imported safes compete on price, with foreign manufacturers passing along savings from operational efficiencies, lower cost labor and raw materials to the end consumer. The competition from imported safes may make it harder to pass increasing costs, including the cost of steel, to the end consumer.
Products and Services
Liberty Safe offers home, office and gun safes with retail prices ranging from $400 to $8,000. Liberty Safe produces 32 home and gun safe models with the most varied assortment of sizes, feature upgrades, accessories and styling options in the industry. Liberty Safe’s premium home and gun safe product line covers sizes from 12 cu. ft. to 50 cu. ft. with smaller sizes available for its personal home safe. Liberty Safe markets its products under Company-owned brands and a portfolio of licensed and private label brands, including Cabela’s, Case IH, Colt and John Deere. Liberty Safe also sells commercial safes, vault doors, handgun vaults, and a number of accessories and options. The overwhelming majority of revenue is derived from the sales of safes.
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
State-of-the-Art and Scalable Operations - Liberty's management has constructed a highly scalable operational platform and infrastructure that has positioned Liberty Safe for substantial sales growth and enhanced profitability in the coming years. Liberty Safe transitioned itself from a manufacturing oriented operating culture to a demand-based, sales-oriented organization. Its strategic transition required the implementation of a demand-based sales and operating platform, which included (i) new equipment to drive automation and capacity improvements; (ii) re-engineered product lines and production processes to drive efficiency through greater standardization in production; and (iii) new employee incentives tied to labor efficiency, which has improved worker performance as well as employee attitude. These initiatives are enhanced by an experienced senior executive team, a balanced sourcing and in-house manufacturing production strategy, advanced distribution capabilities and sophisticated IT systems. Liberty has combined its demand-based sales and operating initiatives with upgraded production equipment to drive multiple operational improvements. These initiatives combined with Liberty’s cumulative historical investments in operational capabilities have created a lasting competitive advantage over its smaller competitors, who utilize labor-intensive operations and lack the company’s lean manufacturing culture. For the past seventeen years, Liberty Safe has leased a manufacturing and distribution facility in Payson, Utah that management believes represents the most scalable domestic facility in the industry. Liberty Safe’s multi-faceted production capabilities allow for substantial flexibility and scalable capacity, thus assuring a level of supply chain execution far superior to any of its competitors.
Historically, Liberty Safe maintained an optimal mix of in-house and Asian-sourced manufacturing in order to improve its ability to meet customer inventory needs. Beginning in 2012, Liberty Safe began manufacturing entry level safes that were previously completely sourced from an Asian manufacturer, on its new production line. In 2017, only about 3% of safes sold by Liberty were sourced in Asia.
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
Trusted Supplier to National Retailer and Dealer Accounts - Liberty Safe’s comprehensive, high-quality product offering and sophisticated sales and marketing programs have made it a critical supplier to a diverse group of national accounts and dealers. Initially a key supplier primarily to the dealer channel, it has expanded its business with national accounts, such as Cabela’s and John Deere. Liberty Safe provides a superior value proposition as a supplier for its national retailers and dealers via its well-recognized brands, lifetime product warranty, tailored merchandising, category management solutions and superior supply chain execution. Further, Liberty Safe’s products generate more profitable floor-space, with both high absolute gross profit and retail margins over 30%. High retail profitability plus increased inventory turns has entrenched Liberty Safe as a key partner in customers’ success in the safe category. As a core element of building its relationships, Liberty Safe has invested significantly in making its retailers better salespeople through a proprietary suite of training tools, including in-store training, new product demonstrations, online education programs and sales strategy literature.
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
Research and Development
Liberty Safe is the engineering and design leader in its sector, due to a history of first-to-market features and standard-setting design improvements. Liberty’s proactive solicitation of feedback and constant interaction with consumers and retail customers across diverse channels and geographies enables Liberty Safe to stay at the forefront of customer demands. Liberty’s approach to product development increases the likelihood of market acceptance by creating products that are more relevant to consumers’ demands. Research and development costs were $0.5 million in 2017, $0.3 million in 2016, and $0.6 million in 2015.
In addition to product enhancements, new products, such as the plate-door National Security Classic, and a new, 6-SKU line of handgun vaults were launched in 2015 from Liberty’s commitment to R&D. In 2016, Liberty introduced a new 3-section “Extreme” interior design, new safe covers, new handgun vault designs, and several0 new safe sizes.
Customers and Distribution Channels
Liberty Safe has fostered long-term relationships with leading national retailers (National or Non-Dealer) as well as numerous Dealers, enabling Liberty Safe to achieve considerable brand awareness and channel exposure. Through significant investment in its national accounts sales and marketing efforts, Liberty Safe has also become a leading supplier to National accounts. Expansion into National accounts is part of Liberty Safe’s strategy to reach a broader customer base and more varied demographics. National account customers include sporting goods retailers, farm and fleet retailers, and home improvement retailers. As of December 31, 2017, 2016 and 2015, Liberty Safe had 16, 13 and 15 Non-Dealer account customers, respectively, that are estimated to have accounted for approximately 46%, 50% and 55% of net sales, respectively.
Dealer customers include local hunting and fishing stores, hardware stores and numerous other local, independent store models. As of December 31, 2017, 2016 and 2015, there were 406, 392 and 356 Dealers that accounted for 54%, 50% and 45% of net sales, respectively.
Liberty Safe’s two largest customers accounted for approximately 32.6%, 36.5% and 37.1% of net sales in 2017, 2016 and 2015, respectively.
Seasonality
Liberty Safe typically experiences its lowest earnings in the second quarter due to lower demand for safes at the onset of summer.
Sales and Marketing
Liberty Safe possesses robust sales and marketing capabilities in the safe industry. Liberty Safe utilizes separate sales teams for National accounts and Dealers, which enables it to provide more focused and effective strategies to manage and develop relationships within different channels. Liberty Safe has made significant recent investments in the development of a comprehensive sales and marketing program including merchandising, sales training and tools, promotions and supply chain management. Through these various initiatives, Liberty Safe offers highly adaptable programs to suit the varying needs of its retailers. This has enabled Liberty Safe to become a key supplier across diverse channels. Liberty Safe began advertising nationally on the Glenn Beck radio show in the second half of 2010. This advertising has been highly successful and Liberty has continued this advertising in each of the following years and intends on continuing this advertisement in the future. Liberty also began advertising nationally with Sean Hannity during the last few months of 2016, and continued that campaign throughout 2017 and into 2018.
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

Liberty purchased approximately 22 million pounds of steel in 2017 primarily from domestic suppliers, using contracts that lock in prices two fiscal quarters in advance. Liberty Safe purchases coiled and flat steel in gauges from four to fourteen. Liberty Safe specifies rigorous requirements related to surface and edge finish and grain direction. All steel products are checked to ASTM specification and dimensional tolerances before entering the production process.
Liberty Safe had approximately $6.2 million and $8.4 million in firm backlog orders at December 31, 2017 and 2016, respectively.
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
Employees
As of December 31, 2017, Liberty Safe had 343 full-time employees and 28 temporary employees. Liberty’s labor force is non-union. Management believes that Liberty Safe has an excellent relationship with its employees.
Manitoba Harvest
Overview
Headquartered in Winnipeg, Manitoba, Manitoba Harvest is a pioneer and leader in branded, hemp-based foods. Manitoba Harvest’s products, which Management believes are among the fastest growing in the natural foods industry, are currently carried in approximately 13,000 retail stores across the United States and Canada. Manitoba Harvest’s hemp-based, all natural product lineup includes hemp hearts, protein powder, hemp oil and snacks. As the world’s largest vertically-integrated hemp food manufacturer, Manitoba Harvest is involved in every aspect of the hemp production process, from “seed-to-shelf.” All of Manitoba Harvest’s products are an excellent source of plant-based protein and essential fatty acids, including omega-3, gamma-linolenic acid and stearidonic acid. The hemp-based food market is rapidly growing as consumers become aware of the unique combination of great taste and nutritional benefits of hemp-based foods.
We purchased a majority interest in Manitoba Harvest on July 10, 2015.

History of Manitoba Harvest
Founded in 1998 following the legalization of industrial hemp production in Canada, Manitoba Harvest has been the industry leader in the manufacture of the highest quality hemp food products while educating people on the benefits of hemp nutrition. Manitoba Harvest initially sold the company’s raw hemp seed and oil products in natural food stores with distribution and marketing efforts focused on promotion of consumer acceptance of hemp seeds as a food product. In 2001, Manitoba Harvest began selling their products at Whole Foods and Loblaws, one of Canada’s largest supermarket chains, which allowed for expansion beyond natural food stores. As hemp food products continued to gain mainstream acceptance, Manitoba Harvest launched additional hemp-based products, including a hemp protein powder line, a hemp smoothie line and hemp-based snacks. Manitoba Harvest’s facility in Winnipeg achieved organic certification in 2004 and non-GMO verification in 2009. Manitoba Harvest has the highest level of global certification in food safety and quality and is the first and only hemp-based food company to achieve British Retail Consortium Global Food Safety Initiative (“BRC”) certification. Leveraging its proven innovation capabilities and position as an industry leader, Manitoba Harvest is currently introducing new product formats with broad appeal, and expanding its retail channels, particularly grocery channels, to capitalize on strong demand from existing customers and to broaden its appeal to reach mainstream consumers.
On December 15, 2015, Manitoba Harvest acquired all the outstanding stock of Hemp Oil Canada Inc. (“HOCI”). HOCI is a wholesale supplier and a private label packager of hemp food products and ingredients. With the acquisition of HOCI, Manitoba Harvest has added a leading manufacturer and supplier of hemp food products and ingredients for a global customer base.

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
As a crop, hemp is a low impact and environmentally sustainable resource that can be grown without pesticides or agricultural chemicals. Hemp is beneficial to the agricultural supply chain, aiding in weed suppression and soil building, making it a favored rotation crop. Hemp comes from the Cannabis sativa L. subspecies sativa, which is a different subspecies from that grown to produce marijuana, subspecies indica. Hemp contains 0.001% Tetrahydrocannabinol (“THC”). Although it is completely legal to further process and consume hemp-based food products in the U.S., it is currently illegal to cultivate hemp or process live seeds. As a result, U.S. marketers of hemp-based products must import 100% of the hemp seed, oil and fiber that they need. However, the regulatory environment in the U.S. is slowly changing. The U.S. Agriculture Act of 2014 defined industrial hemp as distinct from marijuana and authorized institutions of higher learning and state agriculture departments to grow industrial hemp for research and agricultural pilot programs, leading to certain states that have legalized hemp cultivation and have begun to authorize farmers to plant and grow hemp for experimental purposes.

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

Hemp-based foods are considered a superfood that are rich in healthy fats and other important minerals; furthermore, hemp seeds are an excellent dietary source of easily digestible plant based protein. The unique nutritional profile of hemp foods appeals to a broad base of modern diet trends, ranging from paleo to vegetarian diets. Manitoba Harvest broadly competes in the Nuts & Seeds and Protein Powder categories, which Nielsen estimates to be $4.4 billion and $540 million at retail, respectively. The Hemp Industries Association estimates that retail sales of hemp food and body care products in the United States totaled $283 million in 2015.
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

Hemp Hearts - Hemp Hearts are raw shelled hemp seeds and have a slightly nutty taste, similar to that of a sunflower seed or a pine nut. Hemp Hearts contain 10 grams of plant-based protein and 10 grams of omega essential fatty acids per 30 gram serving. Hemp Hearts can be used as a topping for yogurt, salads, cereal, as a component for smoothies and other meals, or eaten directly from the package. Manitoba Harvest offers Hemp Hearts in all-natural and organic varieties through a number of SKUs. Hemp Hearts are all-natural and non-GMO verified. Hemp Hearts represented approximately 67% of Manitoba Harvest’s gross revenues in 2017.

Hemp Protein Powder - Manitoba Harvest offers a variety of plant based proteins that serve a multitude of culinary and dietary needs including Hemp Pro 70®, Hemp Pro 50®, Hemp Pro Fiber® and Hemp Protein Smoothie. Hemp Pro 70® is a hemp protein concentrate that is 65% protein by weight and high in omega essential fatty acids. Hemp Pro 70® is available in several flavors including vanilla and chocolate, which were introduced in 2014 as an extension of the protein powder product line. Hemp Pro 50® is a raw hemp protein powder that is 50% protein by weight and features a balance of protein and fiber. Hemp Pro 70 and Hemp Pro 50 are plant-based products that are great complements to fruit smoothies, while Hemp Pro Fiber is a great source of protein, essential fatty acids and other nutrients that also offers a high amount of fiber per serving. Hemp Pro Fiber® is raw hemp protein powder, but also offers 52% of the daily recommended fiber intake. Hemp Pro Fiber is a versatile product that can be blended into smoothies, added to yogurt and hot cereal, or incorporated into baking products. Hemp Protein Smoothie was launched in 2015 and is a plant-based nutritional powder that includes 15 grams of protein and 2.6 grams of omega essential fatty acids per 30 gram serving, and is designed to mix easily into smoothies and other drinks. Manitoba Harvest offers hemp protein products in all-natural and organic varieties, and all protein powders are non-GMO verified. Hemp protein powders represent approximately 16% of Manitoba Harvest’s gross revenues in 2017.

Hemp Snacks and Other Products - During 2015, Manitoba Harvest expanded their product lines with the introduction of Hemp Heart Bites, a convenient, bite sized crunchy snack product, which appeal to the mainstream consumer by featuring a simple and clean ingredient list that contains 10.5 grams of plant based protein and 10 grams of omega essential fatty acids per 45 gram serving. Hemp Heart Bites were launched in response to demand from existing consumers for a convenient, hemp-based food product. Manitoba Harvest’s other products include Hemp Oil, in both liquid and soft-gel formats, and Hemp Bliss, an organic non-dairy beverage. Hemp oil is a cold-pressed oil with no preservatives or artificial colors and is commonly used as a low heat culinary oil or as an ingredient in dressings or sauces. Hemp snacks, Hemp oil and Hemp Bliss comprised approximately 17% of Manitoba Harvest's gross revenues in 2017.

Competitive Strengths
Leading Brand Recognition & Market Share - Manitoba Harvest is an award winning pioneer and global leader in branded, hemp-based foods. Consumer awareness of hemp-based foods and the Manitoba Harvest brand continues to grow rapidly. Manitoba Harvest has developed considerable brand equity with a growing, highly-loyal, and very passionate consumer following. Consumers tend to be extremely loyal after incorporating Manitoba Harvest’s hemp foods into their lifestyle. Management believes that Manitoba Harvest holds more than 50% of the market share of hemp heart seed sales and hemp protein powder sales in North America.

Strong Core Consumer Base - Manitoba Harvest’s core consumers are those who generally prefer all-natural products and focus on practicing a lifestyle of health and sustainability. Among its core consumer base, hemp-based foods have a high level of awareness and Manitoba Harvest possesses a high level of brand recognition among this consumer segment. Consumers tend to be extremely loyal after incorporating Manitoba Harvest’s hemp foods into their lifestyle. Consumers develop a bond with the Manitoba Harvest brand and appreciate that Manitoba Harvest seeks to positively impact the community and the environment with its actions. Manitoba Harvest is committed to having a material positive impact on society and the environment. The company takes this commitment very seriously, and communicates this to consumers, in part, by maintaining certification as a registered “B-Corporation”. Through its actions, Manitoba Harvest inspires consumers to “live the brand” and lead happier and healthier lives.

Vertically-Integrated Supply Chain with Long-Term Relationships with Suppliers - Manitoba Harvest enjoys strong relationships with hemp producers, some dating back to their inception in 1998. Manitoba Harvest has a rigorous qualification process for its suppliers which includes an ongoing supplier scorecard and chooses to purchase hemp seeds from only the highest quality growers. With limited exception, farmers working with Manitoba Harvest are exclusive to them. In North America, hemp is only grown commercially in Canada and Manitoba Harvest accounts for more than 60% of the hemp supply, minimizing risk and ensuring quality hemp seeds for their product. The majority of Canada’s hemp supply outside of Manitoba Harvest’s business goes into ingredient and wholesale markets, making Manitoba Harvest the only vertically-integrated, branded hemp-based food company in North America.

Business Strategies
Manitoba Harvest’s management believes it is well positioned for continued topline growth. As consumer awareness of and demand for hemp-based foods increases, Manitoba Harvest will continue to leverage its market leadership and strong brand awareness to grow through existing customers, broadened distribution, new product launches, and expanded ingredients business.
Increasing consumer awareness - Manitoba Harvest was founded with the mission to educate consumers on the health and environmental benefits of hemp-based food products and has taken a grassroots approach to educating consumers. Management estimates that its team interacted directly with more than half a million consumers and distributed more than two million samples to consumers in 2017.  Public relations outreach yielded more than 50 million impressions in 2017 in a variety of national publications.  In addition to sampling, Manitoba Harvest is driving consumer awareness through media outreach, a growing social media community, digital media and network of brand ambassadors.  Manitoba Harvest is increasing its investment in signage, coupons, in-store displays and product demos at key retailers in the United States.  Educating shoppers in the U.S., many of whom are unaware of the benefits of hemp foods, will continue to drive sales among shoppers and build relationships at accounts.  Manitoba Harvest is also a co-sponsor of Hemp History Week, an annual event that features hundreds of product demos and promotional events at major retailers throughout the U.S., including Whole Foods Market.
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
Expansion into new customers - Management believes it has significant opportunity to enter new grocery customers in the mainstream grocery channel, both in Canada and the United States. The grocery channels in both the United States and Canada have experienced significant sales growth in all-natural and organic product categories while sales in traditional product categories have been flat or decreased. Manitoba Harvest recently expanded its direct sales team to improve access and engagement with key retail accounts, adding additional brand ambassadors and territory managers to expand distribution with mainstream U.S. grocery chains by capitalizing on traditional US grocer emphasis on selling products that align with broad based consumer demand for healthy eating.
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
Research and Development
Manitoba Harvest competes in the natural products industry, which is characterized by research and development and which yields food product innovations that contribute to human wellness and sustainable development.   The scope of research and development is focused on new product development, product enhancement, process design and improvement, packaging, and meeting the needs of the expanding international business.  Additionally, management utilizes analytics to manage the evolution of its relationships with its customers, and conducts consumer research during early stages of new product development initiatives in order to identify key success factors. Manitoba Harvest spent approximately $0.7 million on research and development in 2017, $0.3 million on research and development in 2016, and $0.1 million on research and development during 2015 (post-acquisition).
Customers and Distributions Channels
Manitoba Harvest sells its products through four primary retail channels: natural foods, club, conventional grocery, and e-commerce. After initially establishing the authenticity of its brand and products in the natural channel at retailers such as Whole Foods Markets and Sprouts, Manitoba Harvest expanded into the club and grocery channel, initially in Canada, and then in the United States and internationally. In addition, the company sells their hemp food products and ingredients to value-added manufacturers to be used in hemp cereals, hemp milk, nutrition and protein bars and powders, baked goods and salad dressings.

Manitoba Harvest's three largest customers accounted for approximately 36% of total sales in 2017, 47% of total sales in 2016, and approximately 63% of total sales during 2015 (post acquisition). In 2017, approximately 57% of Manitoba Harvest's gross sales were to customers in the United States and approximately 38% were to customers in Canada. The remaining 5% were primarily to customers in a broad range of international locations. In 2016, approximately 53% of Manitoba Harvest's gross sales were to customers in the United Sates and approximately 36% of gross sales were to customers within Canada. The remaining 11% of gross sales were primarily to customers in Asia.
Sales and Marketing
Manitoba Harvest grows sales within existing retail partners by educating and engaging potential customers through in-store demos, consumer events and sampling.
In addition to partnering with national natural food channel brokers, Manitoba Harvest’s sales organization consists of sales professionals with direct sales coverage of over 1,000 retail locations. The sales force is led by the Senior Vice President of Sales and consists of sales managers, territory managers and brand ambassadors dedicated to specific regions in Canada and the United States. Manitoba Harvest’s sales force is focused on the natural, club and grocery channels, through direct key account coverage and winning sales through a focus on data for category and customer management. In addition to direct sales, the company uses a network of distributors to service many of its customers.
Manitoba Harvest focuses the majority of sales spending in three key areas: demonstrations/sampling, fixed trade spending and promotions. Successful product demonstrations within the club and grocery channels have helped drive increased sales productivity. Manitoba Harvest utilizes fixed trade spending to secure end-cap positions, ad space and off-shelf displays at various retailers. Additionally, they strategically utilize promotions to position its products in prime display space at retailers.

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
Suppliers
Manitoba Harvest is strategically located near their supply of hemp in Canada. The commercial cultivation of hemp was authorized in Canada in 1998 with the implementation of the Canadian Industrial Hemp Regulations. This governs the cultivation, processing, transportation, sale, import and export of industrial hemp. Industrial hemp is viewed by the Canadian and agricultural industry as a valuable new alternative crop that complements crop production rotations and offers significant economic opportunity through numerous end uses. The prairie provinces of Manitoba, Saskatchewan and Alberta have emerged as a leading region for growing hemp due to the ideal agricultural characteristics: a long growing season, sufficient moisture levels, and supportive local governments that view hemp as a strategic crop. The adaptability of hemp makes it ideal for areas of the provinces that have limited cropping options and where high value crops such as edible beans and sunflowers are considered high risk.
Based on its proximity to many of its growers, Manitoba Harvest has developed long-standing relationships with hemp suppliers and currently maintains relationships that provide access to over 60% of the hemp acreage in Canada. Manitoba Harvest has a rigorous qualification process for its suppliers - maintaining an ongoing supplier scorecard and choosing to purchase hemp from high quality growers. With limited exception, farmers working with Manitoba Harvest are exclusive to them. Manitoba Harvest works with approximately 110 conventional hemp growers (48,750 acres), approximately 20 organic growers (18,000 acres), and 7 hemp seed cleaners. As early leaders of the hemp legalization movement, Manitoba Harvest’s founders have developed in-house expertise on the plant, which they share with their hemp grower partners to help them achieve optimal yield and quality harvests.
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
Employees
As of December 31, 2017, Manitoba Harvest employed approximately 140 persons. None of Manitoba Harvest's employees are subject to collective bargaining agreements. Manitoba Harvest believes its relationship with its employees is good.

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
History of Advanced Circuits
Advanced Circuits commenced operations in 1989 through the acquisition of a small Denver-based PCB manufacturer. During its first years of operations, Advanced Circuits focused exclusively on manufacturing high volume, production run PCBs with a small group of proportionately large customers. After the loss of a significant customer in the early 1990s, Advanced Circuits began focusing on developing a diverse customer base, and in particular, on meeting the demands of equipment manufacturers with low-volume, high-margin, customized small-run and quick-turn PCBs.
We purchased a controlling interest in Advanced Circuits on May 16, 2006. Since our acquisition, Advanced Circuits has completed several add-on acquisitions that expanded their customer base in various industries and sectors, including the aerospace and defense industry and the long-lead sector. Over 50% of Advanced Circuits’ sales are derived from highly profitable small-run and quick-turn production PCBs. Advanced Circuits’ success is demonstrated by its broad base of over 11,000 customers with which it does business throughout the year.
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
Several significant trends are present within the PCB manufacturing industry. Production of PCBs in North America has declined in recent years due to increased competition for volume production of PCBs from Asian competitors benefiting from both lower labor costs and less restrictive waste and environmental regulations. Asian based manufacturers of PCBs are capitalizing on their lower labor costs and increasing their market share of volume production PCBs, which are used in high volume consumer electronics application such as computers and cell phones. This “offshoring” of high-volume production orders has placed increased pricing pressure and margin compression on many small domestic manufacturers that are no longer operating at full capacity. Many of these small producers are choosing to cease operations, rather than operate at a loss, as their scale, plant design and customer relationships do not allow them to focus profitably on the small-run and quick-turn sectors of the market. While Asian manufacturers have made large market share gains in the PCB industry overall, small-run and quick-turn production, some of the more complex volume production, and military production have remained strong in the United States. Rapid advances in technology are significantly shortening product life-cycles and placing increased pressure on original equipment manufacturers ("OEMs") to develop new products in shorter periods of time. In response to these pressures, OEMs invest heavily in research and development, which results in a demand for PCB companies that can offer engineering support and quick-turn production services to minimize the product development process. Additionally, increased complexity of electronic equipment requires maintaining the production infrastructure necessary to manufacture PCBs of increasing complexity. This often requires significant capital expenditures and has acted to reduce the competitiveness of local and regional PCB manufacturers lacking the scale to make such investments.
Both globally and domestically, the PCB market can be separated into three categories based on required lead time and order volume:

•
Small-run PCBs — These PCBs are typically manufactured for customers in research and development departments of OEMs, and academic institutions. Small-run PCBs are manufactured to the specifications of the customer, within certain manufacturing guidelines designed to increase speed and reduce production costs. Prototyping is a critical stage in the research and development of new products. These small-runs are used in the design and launch of new electronic equipment and are typically ordered in volumes of 1 to 50 PCBs. Because the small-run is used primarily in the research and development phase of a new electronic product, the life cycle is relatively short and requires accelerated delivery time frames of usually less than five days and very high, error-free quality. Order, production and delivery time, as well as responsiveness with respect to each, are key factors for customers as PCBs are indispensable to their research and development activities.

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

These categories can be further distinguished based on board complexity, with each portion facing different competitive threats. Advanced Circuits competes largely in the small-run and quick-turn production portions of the North American market, which have not been significantly impacted by Asian-based manufacturers due to the quick response time required for these products. Management believes the North American PCB market was estimated to be approximately $3.5 billion in 2017.
Products and Services
A PCB is comprised of layers of laminate and contains patterns of electrical circuitry to connect electronic components. Advanced Circuits typically manufactures 2 to 20 layer PCBs, and has the capability to manufacture even higher layer PCBs. The level of PCB complexity is determined by several characteristics, including size, layer count, density (line width and spacing), materials and functionality. Beyond complexity, a PCB’s unit cost is determined by the quantity of identical units ordered, as engineering and production setup costs per unit decrease with order volume, and required production time, as longer times often allow increased efficiencies and better production management. Advanced Circuits primarily manufactures lower complexity PCBs.
Advanced Circuits assists its customers throughout the life-cycle of their products, from product conception through volume production. Advanced Circuits works closely with customers throughout each phase of the PCB development process, beginning with the PCB design verification stage using its unique online FreeDFM.com tool, FreeDFM.com™, which enables customers to receive a free manufacturability assessment report within minutes, resolving design problems that would prohibit manufacturability before the order process is completed and manufacturing begins. The combination of Advanced Circuits’ user-friendly website and its design verification tool reduces the amount of human labor involved in the manufacture of each order as PCBs move from Advanced Circuits’ website directly to its computer numerical control, or CNC, machines for production, saving Advanced Circuits and customers cost and time. As a result of its ability to rapidly and reliably respond to the critical customer requirements, Advanced Circuits receives a premium for their small-run and quick-turn PCBs as compared to volume production PCBs.
Advanced Circuits manufactures all high margin small-runs and quick-turn orders internally and occasionally utilizes external partners to manufacture production orders that do not fit within its capabilities or capacity constraints at a given time. As a result, Advanced Circuits constantly adjusts the portion of volume production PCBs produced internally to both maximize profitability and ensure that internal capacity is fully utilized.
The following table shows Advanced Circuits’ gross revenue by products and services for the periods indicated:

Gross Sales by Products and Services (1)	Year Ended December 31,
	2017	2016	2015
Small-run Production	20.4%	21.8%	22.5%
Quick-Turn Production	33.0%	31.8%	31.0%
Volume Production (including assembly)	44.8%	45.2%	46.0%
Third Party	1.8%	1.2%	0.5%
Total	100.0%	100.0%	100.0%

(1)	As a percentage of gross sales, exclusive of sale discounts.

Competitive Strengths
Advanced Circuits has established itself as a leading provider of small-run and quick-turn PCBs in North America and focuses on satisfying customer demand for on-time delivery of high-quality PCBs. Advanced Circuits’ management believes the following factors differentiate it from many industry competitors:

•
Numerous Unique Orders Per Day — Advanced Circuits receives on average over 300 customer orders per day. Due to the large quantity of orders received, Advanced Circuits is able to combine multiple orders in a single panel design prior to production. Through this process, Advanced Circuits is able to reduce the number of costly, labor intensive equipment set-ups required to complete several manufacturing orders. As labor represents the single largest cost of production, management believes this capability gives Advanced Circuits a unique advantage over other industry participants.

•
Diverse Customer Base — Advanced Circuits possesses a customer base with little industry or customer concentration exposure. For each of the years ended December 31, 2017, 2016 and 2015, no customer represented more than 2% of net sales.

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

•
Proprietary FreeDFM.comTM Software — Advanced Circuits offers its customers unique design verification services through its online FreeDFM.com tool. This tool enables customers to receive a free manufacturability assessment report, within minutes, resolving design problems before customers place their orders. The service is relied upon by many of Advanced Circuits’ customers to reduce design errors and minimize production costs. Beyond improved customer service, FreeDFM.comTM has the added benefit of improving the efficiency of Advanced Circuits’ engineers, as many routine design problems, which typically require an engineer’s time and attention to identify, are identified and sent back to customers automatically.

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

Business Strategies
Advanced Circuits’ management is focused on strategies to increase market share and further improve operating efficiencies. The following is a discussion of these strategies:
Increase Portion of Revenue from Small-run and Quick-Turn Production — Advanced Circuits’ management believes it can grow revenues and cash flow by continuing to leverage its core small-run and quick-turn capabilities. Over its history, Advanced Circuits has developed a suite of capabilities that management believes allow it to offer a combination of price and customer service unequaled in the market. Though reductions in military spending have created headwinds in recent years, Advanced Circuits intends to leverage this factor, as well as its core skill set, to increase net sales derived from higher margin small-run and quick-turn production PCBs.
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

Opportunistically Acquire Smaller PCB Manufacturers — Historically, Advanced Circuits has selectively made tuck-in acquisitions of regional PCB manufacturers. Management will continue to seek tuck-in acquisitions of smaller PCB manufacturers where sales and operational efficiencies can be realized, or strategic technical capabilities expanded.
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
Customers and Distribution Channels
Advanced Circuits’ focus on customer service and product quality has resulted in a broad base of customers in a variety of end markets, including industrial, consumer, telecommunications, aerospace/defense, biotechnology and electronics manufacturing. These customers range in size from large, blue-chip manufacturers to small, not-for-profit university engineering departments. The following table sets forth management’s estimate of Advanced Circuits’ approximate customer breakdown by industry sector for the fiscal years ended December 31, 2017, 2016 and 2015:

	Customer Distribution
Industry Sector	2017	2016	2015
Electrical Equipment and Components	24%	22%	23%
Measuring Instruments	5%	4%	6%
Electronics Manufacturing Services	24%	21%	25%
Engineer Services	3%	4%	3%
Industrial and Commercial Machinery	15%	12%	10%
Business Services	1%	2%	1%
Wholesale Trade-Durable Goods	1%	1%	1%
Educational Institutions	10%	17%	15%
Transportation Equipment	8%	12%	10%
All Other Sectors Combined	9%	5%	6%
Total	100%	100%	100%
Management estimates that over 75% of its orders are generated from existing customers. Moreover, more than half of Advanced Circuits’ orders in each of the years 2017, 2016 and 2015 were delivered within five days (not including long-lead orders). In a typical year, no single customer represents more than 2% of Advanced Circuits’ sales.
Sales and Marketing
Advanced Circuits has established a “consumer products” marketing strategy to both acquire new customers and retain existing customers. Advanced Circuits uses initiatives such as direct mail postcards, web banners, aggressive pricing specials and proactive outbound customer call programs as part of this strategy. Advanced Circuits spends approximately 1% of net sales each year on its marketing initiatives and advertising and has employees organized geographically throughout North America dedicated to its marketing and sales efforts. The sales team takes a systematic approach to placing sales calls and receiving inquiries and, on average, will place over 200 outbound sales calls and receive approximately 140 inbound phone inquiries per day. Beyond proactive customer acquisition initiatives, management believes a substantial portion of new customers are acquired through referrals from existing customers. In addition, other customers are acquired on-line where Advanced Circuits generates over 90% of its orders from its website. Substantially all revenue is derived from sales within the United States.
Advanced Circuits, due to the volume of small-run and quick turn sales, had a negligible amount in firm backlog orders at December 31, 2017 and 2016.
Competition
There are currently an estimated 170 active domestic PCB manufacturers. Advanced Circuits’ competitors differ amongst its products and services.
Competitors in the small-run and quick-turn PCBs production industry include larger companies as well as small domestic manufacturers. The largest independent domestic small-run and quick-turn PCB manufacturer in North America is TTM

Technologies, Inc. Though this company produces small-run PCBs to varying degrees, in many ways it is not a direct competitor with Advanced Circuits. In recent years, larger competitors have primarily focused on producing boards with greater complexity in response to the offshoring of low and medium layer count technology to Asia. Compared to Advanced Circuits, small-run and quick-turn PCB production accounts for much smaller portions of larger competitors revenues. Further, these competitors often have much greater customer concentrations and a greater portion of sales through large electronics manufacturing services intermediaries. Beyond large, public companies, Advanced Circuits’ competitors include numerous small, local and regional manufacturers, often with revenues under $20 million that have long-term customer relationships and typically produce both small-run and quick-turn PCBs and production PCBs for small OEMs and EMS companies. The competitive factors in small-run and quick-turn production PCBs are response time, quality, error-free production and customer service. Competitors in the long lead-time production PCBs generally include large companies, including Asian manufacturers, where price is the key competitive factor.
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
Suppliers
Advanced Circuits’ raw materials inventory is small relative to sales and must be regularly and rapidly replenished. Advanced Circuits uses a just-in-time procurement practice to maintain raw materials inventory at low levels. Additionally, Advanced Circuits has established consignment relationships with several vendors allowing it to pay for raw materials as used. Because it provides primarily lower-volume quick-turn services, this inventory policy does not hamper its ability to complete customer orders. Raw material costs constituted approximately 21%, 19% and 20% of net sales for each of the fiscal years ended December 31, 2017, 2016 and 2015, respectively.
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
Regulatory Environment
Advanced Circuits’ manufacturing operations and facilities are subject to evolving federal, state and local environmental and occupational health and safety laws and regulations. These include laws and regulations governing air emissions, wastewater discharge and the storage and handling of chemicals and hazardous substances. Management believes that Advanced Circuits is in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations. New requirements, more stringent application of existing requirements, or discovery of previously unknown environmental conditions may result in material environmental expenditures in the future. Advanced Circuits has been recognized three times for exemplary environmental compliance and it was awarded the Denver Metro Wastewater Reclamation District Gold Award the seven of the last ten years.
Employees
As of December 31, 2017, Advanced Circuits employed 523 persons. None of Advanced Circuits’ employees are subject to collective bargaining agreements. Advanced Circuits believes its relationship with its employees is good.

Arnold
Overview
Headquartered in Rochester, New York, Arnold serves a variety of markets including aerospace and defense, motorsport/ automotive, oil and gas, medical, general industrial, energy, reprographics and advertising specialties. Over the course of 100+ years, Arnold has successfully evolved and adapted our products, technologies, and manufacturing presence to meet the demands of current and emerging markets. Arnold has expanded globally and built strong relationships with our customers worldwide. As a result, Arnold has led the way in our chosen industries with new materials and solutions that empower our customers to develop next generation technologies. Arnold is the largest and, we believe, the most technically advanced U.S. manufacturer of engineered magnetic systems. Arnold is one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. Arnold serves customers and generates revenues via three business units:

•
PMAG - Permanent Magnets and Assemblies Group- Arnold’s high performance permanent magnets have a wide variety of applications, from electric motors on military ships, military and commercial aircraft, and motorsport to pump couplings, batteries, solar panels and NMR Equipment.

•
Precision Thin Metals - Produces thin and ultra-thin alloys that improve the power density of motors, transformers, batteries and many other applications in automotive, aerospace, energy exploration, industrial and medical markets.

•
Flexmag™ - The highest quality flexible magnetic sheet and strip for over a quarter of a century, Flexmag products cover a wide range of applications, from industrial, automotive and medical applications to signage, displays and novelty items.

Arnold operates 9 manufacturing facilities worldwide split under the three business units shown above but functions as one company and one team.
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
SPS Technologies (SPS), at the time a publicly traded company, purchased Arnold Engineering Company from Allegheny in 1986. Under SPS, Arnold made a series of acquisitions and partnerships to expand its portfolio and geographic reach. In 2003, Precision Castparts, also a publicly traded company, acquired SPS. In January 2005, Audax, a Boston-based private equity firm acquired Arnold from Precision Castparts.
In February 2007, Arnold Magnetic Technologies completed the acquisition of Precision Magnetics, which expanded its geographic footprint to include operations in Sheffield, England and Lupfig, Switzerland.  In addition, Arnold’s Lupfig, Switzerland operation is a joint venture partner with a Chinese rare earth producer. The joint venture manufactures RECOMA® Samarium Cobalt blocks for select markets.
In 2016 Arnold developed and launched the world’s strongest Samarium Cobalt magnet grade, RECOMA 35E, that enables significant opportunity for increased performance in smaller packages, and at higher temperatures, with no trade off in stability.
We purchased a majority interest in Arnold on March 5, 2012. With the support of CODI, Arnold has made significant investment to support future growth strategies.
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
Products and Services
Permanent Magnets and Assemblies Group
Arnold’s Permanent Magnets and Assemblies Group (PMAG) segment is a leading global manufacturer of precision magnetic assemblies and high-performance magnets. The segment’s products include tight tolerance assemblies consisting of many dozens of components and employing RECOMA® SmCo, Neo, and AlNiCo magnets. These products are sold to a wide range of industries including aerospace and defense, motorsport/ automotive, oil and gas, medical, general industrial, energy and reprographics. Arnold has established a reputation in the magnetic industry as the engineering solutions provider, assisting customers to ensure their critical assemblies meet expectations.
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

•	Sealed pump couplings

•	Beam focusing assemblies such as traveling wave tubes

•	Oil & Gas NMR tools as well as pipeline inspection and down hole power generation

•	Linear positioning Hall effect sensor systems
Rare Earth Magnets

•
Samarium Cobalt (SmCo) - SmCo magnets are typically used in critical applications that require corrosion resistance or high temperature stability, such as motors, generators, actuators and sensors. Arnold markets its SmCo magnets under the trade name of RECOMA ®, and is DFARS (Defense Federal Acquisition Regulation) compliant.

•
Neodymium (Neo) - Neo magnets offer the highest magnetic energy level of any material in the market. Applications include motors and generators, VCM’s, magnetic resonance imaging, magnetic inspection systems, sensors and loudspeakers.

Other Permanent Magnet Types

•
AlNiCo - The AlNiCo family of magnets remains a preferred material for many mission critical applications. Its favorable linear temperature characteristics, high magnetic flux density and good corrosion resistance are ideally suited for use in applications requiring magnetic stability. This material is manufactured by Arnold in the United States, making it a DFARS compliant material.

•
Hard Ferrite - Hard ferrite (ceramic) magnets were developed as a low cost alternative to metallic magnets (steel and AlNiCo). Although they exhibit lower energy when compared to other materials available today and are relatively brittle, ferrite magnets have gained acceptance due to their low price per magnetic output.

•
Injection Molded - Injection molded magnets are a composite of various types of resin and magnetic powders. The physical and magnetic properties of the product depend on the raw materials, but are generally lower in magnetic strength and resemble plastics in their physical properties. However, a major benefit of the injection molding process is that magnet material can be injection or over-molded, eliminating subsequent manufacturing steps.

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
Competitive Strengths
Competitive Landscape
The specialty magnetic systems industry is highly fragmented, creating a competitive landscape with a variety of magnetic component manufacturers. However, few have the breadth of capabilities that Arnold possesses. Manufacturers compete on the basis of technical innovation, co-development capabilities, time-to-market, quality, geographic reach and total cost of ownership. Industry competitors relevant to Arnold’s served markets range from large multinational manufacturers to small, regional participants. Given these dynamics, we believe the industry will likely favor players that are able to achieve vertical integration and a diversification of offerings across a breadth of products along with magnet engineering and design expertise. The focus will be engineering solutions together with our customers.
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

Business Strategies
Engineering and Product Development
Arnold’s engineers work closely with the customer to provide system solutions, representing a significant competitive advantage. Arnold’s engineering expertise is leveraged with state-of-the-art technology across the various business units located in North America, Europe and Asia Pacific. Arnold’s engineers work with customers on a global basis to optimize designs, guide material choices, and create magnetic models resulting in Arnold’s products being specified into customer designs.
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
Growth in Arnold’s business is primarily focused in three areas:
(i) Growing market share in existing end-markets and geographies, with a focus on aerospace and defense, medical and niche industrial systems;
(ii) Vertical integration through new products and technologies;
(iii) Completing opportunistic acquisitions and partnerships to reduce product introduction and market penetration time.
Existing End-Markets and Geographies
Aerospace and Defense
In the aerospace and defense sector, Arnold is selling magnets, magnetic assemblies and ultra-thin foil solutions. Specifically, in the aerospace industry, Arnold’s assemblies have been designed into products, which enables Arnold to benefit from the market growth and a healthy flow of business based on current airframe orders. Through its OEM customers, essentially all new commercial aircraft placed in service contain assemblies produced by Arnold. Arnold’s sales to large aerospace and defense manufacturers includes magnetic assemblies used in applications such as motors and generators, actuators, trigger mechanisms, and guidance systems, as well as magnets for these and other uses. In addition, it sells its ultra-thin foil for use in military countermeasures, honeycomb structures, brazing alloys, and motor laminations.
Motorsport / Automotive
Arnold produces high performance motor components and sub-assemblies for motorsport and automotive applications, such as Kinetic Energy Recovery System, which includes a composite sleeved RECOMA® SmCo magnet rotor for a 50,000+ RPM, 100KW+ system and Electric Turbo Chargers that operate at > 100,000 RPM. Further emerging magnetic applications include electric traction drives, regenerative braking systems, starter generators, and electric turbo charging. As much of this technology utilizes magnetic systems, Arnold expects to benefit from this trend.
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

Energy
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
Research and Development
Arnold has a core research and development team, which has collectively over 120 years of combined industry experience. In addition to the core engineering group, a large number of other Arnold staff members assigned to the business units contribute to the research and development effort at various stages. Product development also includes collaborating with customers and field testing. This feedback helps ensure products will meet Arnold’s demanding standards of excellence as well as the constantly changing needs of end users. Arnold’s research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance testing center equipped to ensure product safety, durability and superior performance.
Customers and Distribution Channels
Arnold’s focus on customer service and product quality has resulted in a broad base of customers in a variety of end markets. Products are used in applications such as aerospace and defense, motorsport / automotive, oil and gas, medical, general industrial, energy, reprographics ,and advertising specialties.
The following table sets forth management’s estimate of Arnold’s approximate customer breakdown by industry sector for the fiscal years ended December 31, 2017, 2016 and 2015:

	Customer Distribution
Industry Sector	2017	2016	2015
Aerospace and Defense	25%	28%	23%
Motorsport/ automotive	13%	12%	9%
Oil and Gas	4%	2%	6%
Medical	3%	3%	3%
General Industrial	28%	24%	24%
Energy	4%	3%	7%
Reprographic	7%	11%	11%
Advertising specialties	13%	13%	13%
All Other Sectors Combined	3%	4%	4%
Total	100%	100%	100%
Arnold has a large and diverse, blue-chip customer base. Sales to Arnold’s top ten customers were 24% of total sales for the year ended December 31, 2017, 29% of total sales for the year ended December 31, 2016, and 33% of total sales for the year ended December 31, 2015. No customer represented greater that 10% of Arnold’s annual revenue in 2017.
Sales and Marketing
Arnold has a global team of direct sales and marketing professionals and critical design and application engineers for each of its product lines. The Arnold sales force is organized for regional coverage with a focus on sales in the U.S., Europe, and Asia-Pacific. The majority of revenues for each business unit are project based, and Arnold’s highly-qualified application engineers are often integrated into its customers’ product design, planning, and implementation phases, offering the most cost-effective solution for demanding clients.
The following table sets forth Arnold’s net sales by geographic location for the fiscal years ended December 31, 2017, 2016 and 2015:

Geographic location	2017	2016	2015
North America	63%	66%	66%
Europe	32%	28%	28%
Asia Pacific	5%	6%	6%
Total	100%	100%	100%

Arnold had firm backlog orders totaling approximately $43.7 million and $28.1 million, respectively, at December 31, 2017 and 2016.
Competition
Management believes the following companies represent Arnold’s top competitors:

•	Magnum Magnetics Corporation

•	Dexter Magnetic Technologies

•	Electron Energy Corp

•	Vacuumschmelze Gruner

•	Thomas & Skinner
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
Patents
Arnold currently has 1 patent in force in the United States. Arnold also has one pending patent application in the United States and corresponding pending applications in Europe and Japan.
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
Arnold is a major producer of both Samarium Cobalt permanent magnets under its brand name RECOMA® and Alnico (in both cast and sintered forms). Both materials from Arnold meet the current Berry Amendment or Defense Federal Acquisition Regulations Systems (DFARS) requirements per clause 252.225.7014 further described under 10 U.S.C. 2533b. This provision covers the protection of strategic materials critical to national security. These magnet types are considered “specialty metals” under these regulations.
Employees
Arnold is led by a capable management team of industry veterans that possess a balanced combination of industry experience and operational expertise. Arnold employs approximately 660 hourly and salaried employees located throughout North America, Europe and Asia. Arnold’s employees are compensated at levels commensurate with industry standards, based on their respective position and job grade.
Arnold’s workforce is non-union except for approximately 61 hourly employees at its Marengo, Illinois facilities, which are represented by the International Association of Machinists (IAM). Arnold enjoys good labor relations with its employees and union and has a three year contract in place with the IAM, which will expire in June 2019.

Clean Earth

Overview
Headquartered in Hatboro, Pennsylvania, Clean Earth provides environmental services for a variety of contaminated materials including soils, dredged material, hazardous waste and drill cuttings. Clean Earth analyzes, treats, documents and recycles waste streams generated in multiple end markets such as power, construction, oil and gas, medical, infrastructure, industrial and dredging. Treatment includes thermal desorption, dredged material stabilization, bioremediation, physical treatment/screening and chemical fixation. Before the company accepts contaminated materials, it identifies a third party “beneficial reuse” site such as commercial redevelopment or landfill capping where the materials will be sent after they are treated. Clean Earth operates 24 permitted facilities in the Eastern United States. Revenues from the environmental recycling facilities are generally recognized at the time of receipt.
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

We purchased a majority interest in Clean Earth on August 26, 2014.
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
Continued tuck-in acquisition growth
Since 2011, Clean Earth has expanded its footprint and technical capabilities by launching operations in Florida (acquired), the Marcellus Shale (greenfield), Georgia (acquired), Kentucky (acquired), West Virginia (acquired), Greater Washington, D.C. region (acquired and repurposed) Connecticut (acquired), Alabama (acquired) and Pennsylvania (acquired).
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
In 2017, 2016 and 2015, the top 10 customers accounted for approximately 29%, 27% and 28% of net sales, respectively. While Clean Earth works with certain customers that have recurring needs for disposal and recycling solutions, its revenue per customer changes frequently. Many of the Clean Earth's customers are long-time customers, but do not generate a consistent amount of revenue year in, year out. Consequently, Clean Earth is more focused on winning specific “projects” as opposed to winning the business of a particular customer.
Seasonality
Clean Earth typically has lower earnings in the winter months due to limits on outdoor construction due to colder weather and dredging due to environmental restrictions in certain waterways in the Northeastern United States.
Sales and Marketing
Clean Earth’s team is comprised of sales and marketing professionals that are primarily focused on direct selling to customers. Clean Earth is focused on servicing customers at various levels of the decision and supply chain, including waste generators, environmental service companies, consultants, construction and engineering firms, commercial developers, municipalities and government-sponsored organizations, and regulatory agencies, among others. Clean Earth has spent years developing direct relationships with its clients, many of whom routinely generate large volumes of waste and demand treatment and disposal solutions at various sites and locations.
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
Barriers to Entry

•
Permits - Clean Earth maintains an extensive portfolio of regulatory permits, including approximately 180 active permits and 200 permit modifications. Each facility maintains various local, state, and federal authorizations for the acceptance, treatment, and beneficial reuse of a wide variety of hazardous and nonhazardous materials, as well as all necessary air and water discharge permits required for operation. These permits are extremely difficult to obtain due to the complex navigation of multiple layers of regulation, lengthy and costly public review periods and typical public NIMBY opposition. Clean Earth maintains a large team of environmental, health and safety experts that have developed trusted relationships and credibility with local, state and federal regulatory agencies over the last 25 years.

•
Extensive Network - The Company’s extensive network of 24 permitted facilities is strategically located near major waste generation centers with an abundance of regulations governing waste treatment and disposal. Given transportation costs, the proximity of Clean Earth’s facilities to key markets and convenient access to rail, barge, and trucking transportation are significant competitive advantages that drive profitability. Furthermore, its maintenance of multiple backend beneficial reuse sites provides flexibility to direct volume to the most appropriate facilities based on available processing and placement capacity.

Regulatory Environment
Clean Earth’s facility operations are subject to various local, state, and federal authorizations for the acceptance, treatment, and beneficial reuse of a wide variety of hazardous and nonhazardous materials, as well as all necessary air and water discharge permits required for operation. These permits are extremely difficult to obtain due to the complex navigation of multiple layers of regulation, lengthy and costly public review periods, and typical public NIMBY opposition. Clean Earth maintains a large team of environmental, health, and safety experts that have developed trusted relationships and credibility with local, state, and federal regulatory agencies over the last 25 years. Management believes that Clean Earth is in compliance, in all material respects, w ith applicable environmental and occupational health and safety laws and regulations.

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
Clean Earth employs approximately 522 hourly and salaried employees located throughout the United States. Clean Earth’s employees are compensated at levels commensurate with industry standards, based on their respective position and job grade.
Clean Earth’s workforce is non-union except for approximately 19 hourly employees at its dredge facilities, who are represented by International Union of Operating Engineers Local No. 825 (IUOE Local 825). Clean Earth enjoys good labor relations with its employees and union and has a three year contract in place with the IUOE Local 825, which will expire in July 2019.

Sterno
Overview
Sterno, headquartered in Corona, California, is a manufacturer and marketer of portable food warming fuel and creative table lighting solutions for the foodservice industry. Through its two divisions, Sterno Products and Sterno Home, Sterno offers a broad range of wick and gel chafing fuels, butane stoves and accessories, liquid wax, traditional wax and flameless candles, catering equipment and lamps. For over 100 years, the iconic "Sterno" brand has been synonymous with quality canned heat. The heritage of reliability and innovation continues today, as Sterno continues to bring to market new products that give foodservice industry professionals greater control over food quality and décor. As the leading supplier of canned heat to foodservice distributors and foodservice group purchasing organizations, Sterno is always pursuing end-user solutions and innovations to strengthen its position in the marketplace.
In January 2016, Sterno acquired all of the outstanding stock of Northern International, Inc. ("Sterno Home"). Sterno Home markets and manufactures a complete array of outdoor and indoor lighting products aimed at the Home Improvement / Home Decor Market. Sterno Home's product offerings includes a full line of innovative patented flameless candles, traditional house and garden lighting including path lights, spotlights, bollards, coach and security lights as well as emerging décor categories of illuminated products such as post caps, deck, patio and fence lighting and other popular novelty products including stick lights, string lights, baskets and lanterns. The flameless candles and novelty lighting are powered by solar or battery power and the more traditional outdoor lighting fixtures are driven via solar power or low voltage technologies. Sterno Home brands include Candle Impressions®, Mirage®, Night Splendor® and Inglow® for flameless candles as well as Paradise Garden Lighting®, Manor House®, Style Line® and Lumabrite® for outdoor décor and security lighting.
History of Sterno
Sterno’s history dates back to 1893 when S. Sternau & Co. began making chafing dishes and coffee percolators in Tenafly, New Jersey. In 1914, S. Sternau & Co. introduced “canned heat” with the launch of its gelled ethanol product under the “Sterno” brand. Since then, the Sternau and Sterno names have been the most well-known names in portable food warming fuel. In 1917, S. Sternau & Co. was renamed The Sterno Corporation. During World War I, Sterno portable stoves were promoted as an essential gift for soldiers going to fight in the trenches of Europe. Sterno stoves heated water and rations, sterilized surgical instruments, and provided light and warmth in bunkers and foxholes. During World War II, Sterno produced ethanol and methanol chafing fuels under contract with the U.S. military. Sterno's production facilities were moved from New Jersey to Texarkana, Texas in the early 1980s. In 2012, Sterno merged with the Candle Lamp Company, LLC ("CandleLamp"). CandleLamp was founded in Riverside, California in 1978, focusing initially on the liquid wax candle market. Over the next several decades, CandleLamp began to supply chafing fuel in addition to lighting products. Today, Sterno operates out of its corporate headquarters in Corona California and two manufacturing facilities in Texarkana, Texas and Memphis, Tennessee.
Sterno Home was formed in 1997 by its three founding partners who had been in the import and product development business since 1979. The success in the outdoor lighting an innovative use of LED technology evolved into the development of patented flameless candle product line. Sterno Home's flameless candle evolved the battery operated candle market from a functional safety oriented product into an attractive décor piece meant to enhance the beauty of consumer’s homes.
We purchased Sterno on October 10, 2014.

Industry
Sterno competes in the broadly defined U.S. foodservice industry and the flameless candle and outdoor lighting home décor industry. In the foodservice industry, restaurant, catering and hospitality sales account for approximately 67% of the market with the remainder comprised of the travel and leisure, education and healthcare related sales. The Sterno Product line focuses on safe, portable fire solutions for cooking and warming, as well as tabletop lighting décor.
Sterno Home competes in the outdoor lighting and home decor industry. Sterno Home's sales are concentrated in the United States and Canada, with a small percentage of sales coming through global retailers with locations in Japan, Taiwan, the United Kingdom and Australia. Management believes that a rise in demand from high-income households and businesses will bolster growth, with consumers spending more money on the cocooning trend and specifically on beautifying their indoor and outdoor home, changing out trendy accent items more frequently and investing in more spacious and comfortable outdoor spaces with many equivalent amenities of their indoor spaces.
Products and Services
Sterno Products is a “full-line” supplier offering a broad array of portable chafing fuels, table lighting and outdoor lighting products with approximately 400 SKUs serving the foodservice and retail markets. Sterno originally focused on chafing fuel (“canned heat”) products and later expanded its offerings to include table ambiance products such as liquid wax, wax candles and votive lamp, as well as outdoor lighting with the acquisition of Sterno Home in 2016. Sterno’s products fall into five major categories: canned heat, table lighting, flameless candles and outdoor lighting, catering equipment and butane products.
Canned Heat - The canned heat product line is composed of various chafing fuels packaged in small, portable cans. The portable warming (canned heat) line is composed of wick-based and gel-based chafing fuels packaged in steel cans. These products are used by foodservice professionals in a variety of food serving and holding applications and are designed to keep food products at an optimal food-safe serving temperature of 140-165 Fahrenheit. The canned heat product line is composed of two subcategories: wick chafing fuel and gel chafing fuel. The subcategories are distinguished based on the type of chafing fuel being used; the four primary chafing fuels are diethylene glycol (“DEG”), propylene glycol, ethanol and methanol. Each fuel contains unique characteristics and properties that allow the Company to offer a broad array of configurations to suit varying user requirements.
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
Table Lighting - Sterno sells a variety of items designed to enhance lighting and ambiance at meal settings which are critical to a customer’s experience. Products include liquid wax, traditional hard wax and flameless electronic candles, as well as votive lamps, shaded lamps and accent lamps.
Flameless Candles and Outdoor Lighting - Through Sterno Home, Sterno offers a wide selection of lighting for your home, garden, patio and yard with over 1000 SKUS available in our retail markets. Sterno Home first delved into lighting with lighting fixtures for illuminating front and backyard pathways. Sterno Home quickly expanded its line to include other types of home lighting products, most notably bollards, shepherd hook lights and line voltage powered coach lights and street lights. Sterno Home’s 20-year history of providing high quality, low cost consumer-directed lighting has cemented it as a top tier supplier in both the flameless candle and outdoor lighting categories. All of Sterno Home’s products are powered by one of the following:

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
Flameless Candles
The flameless candle product line is made up of various types and sizes of candles with all of them sharing the one main attribute: their glow is powered by an artificial power source, most often battery. This makes them inherently safer than traditional candles as there is no flame or even heat generated to cause any type of accidents. Although pillar type candles are the most common shape, Sterno Home also designs and manufactures votives, tealights, tapers as well as specialty molded candles. Sterno Home was also the first to introduce the timer function to their flameless candle line. Sterno Home’s candles stand out from the competition as they are the only manufacturer that offers the patented black wick. Sterno Home also developed its unique algorithm-based light circuit which gives the candle a naturally random flicker and glow.
Landscape Lighting
The landscape lighting category was Sterno Home’s first offering. Starting with simple low voltage path lights, Sterno Home quickly expanded its offering to reflect the growing needs of the DIY and home décor consumer. Landscape lighting is lighting that promotes and accentuates elements of a consumer’s home, yard or garden so its beauty can be enjoyed both in daytime and nighttime. Another benefit of landscape lighting is added safety as it is easier to navigate around a home at night when it is reasonably well-lit. Landscape lighting was originally most commonly powered through a low voltage setup but as solar technologies have rapidly developed, many of these fixtures can achieve their lighting purposes with only a solar panel as power generation. Consumers with higher and more consistent lighting requirements most often opt for low voltage kits using wire and transformers to light their fixtures. Solar powered fixtures are advantageous for those consumers looking for cheaper and quicker to set up lighting solutions even if it often means lesser lumens and light. Another notable technology has been the development of LED lighting. LED’s more efficient power generation technology has allowed for advantageous fixture designs and a higher level of power generation which were not easy or as cost effective to achieve as with legacy lighting technologies such as incandescent or halogen. LEDs also last longer and are generally more robust than older technologies.
Décor Lighting
Décor lighting is Sterno Home’s newest category. Décor lighting has similar functions to landscape lighting but is usually less about safety and functionality and more about accenting an area of the outside home with ornamentation of some sort. With a décor piece, the light the piece gives off and the item itself together become elements of beauty in the setting. Because these items are very trend driven, consumers are more apt to switch them out more often therefore increasing repeat purchase potential and other recurrent sales opportunities for Sterno Home. Some of the most common categories of décor lighting are lanterns and baskets and string lighting.
Catering Equipment - Catering equipment products are designed to provide a complete commercial catering solution whether indoor or outdoor. Products include chafing dish frames and lids, wind guards and buffet sets.
Butane - Sterno produces a full line of professional quality portable butane stoves, ideal for action stations, made-to-order omelet lines, tableside and off-site cooking, outdoor events and more. Products also include select butane accessories for special culinary applications such as the culinary torch. Sterno butane fuel comes with an additional safety feature called Countersink Release Vent (CRV) Technology.
Sterno sells into Foodservice, Retail and OEM markets. The following table sets forth Sterno’s gross revenue by product for the fiscal years ended December 31, 2017, 2016 and 2015:

Gross sales by product (1)	2017	2016	2015
Canned Heat	46%	47%	72%
Flameless Candle and Outdoor Lighting	34%	35%	—%
Table Lighting	6%	6%	10%
Other	14%	12%	18%
	100%	100%	100%
(1) As a percentage of gross sales, exclusive of sale discounts.

Competitive Strengths
Leading Brand Recognition & Market Share - Sterno is the market share leader in the canned chafing fuel market. Management believes Sterno enjoys outstanding brand awareness and a reputation for superior quality and performance with distributors, caterers, hotels and other end users. Sterno Home offers a wide variety of products to a cross section of North American retail and our diversity gives us a unique standing in this marketplace. Most of Stern Home's competitors specialize in one aspect of fulfilling the market. They either only sell to a few retailers or only actively develop few or even only one category of product. This exposes them to major financial challenges when they lose that account or when that product is beat out by a competitor or starts to wane in the marketplace.
Low Cost versus Alternatives - Sterno's customers are typically caterers, hotels or restaurants who utilize canned chafing fuel to maintain prepared food at a safe and enjoyable serving temperature. The risk of ruining a dining experience and the low proportionate cost of canned chafing fuel relative to the cost of a catered event represent significant barriers to customers switching out of Sterno’s canned chafing fuel products. Additionally, management believes that there is no other technology available today that offers the portability, reliability and low cost of the Sterno canned chafing fuel products.
Business Strategies
Defend Leading Market Position - As a leading supplier of canned fuels, flameless candles and outdoor lighting, Sterno’s places great value delivering unmatched customer service and product selection. In a market characterized by fragmented categories and competition, Sterno will continue to focus on providing the best in class service to its customers. Sterno has been the recipient of numerous vendor awards for its high degree of customer service.
Pursue Selective Acquisitions - Sterno views acquisitions as a potentially attractive means to expand its product offerings in the foodservice and retail channels as well as enter new international markets.
Expand Retail Distribution - Sterno’s management believes that there is an opportunity to leverage the iconic nature of the “Sterno Products” brand to expand its retail product offering and to expand distribution into additional retailers.
Customers and Distribution Channels
Sterno's products are sold primarily through the foodservice and consumer retail channels. Sterno’s product distribution network is comprised of long-standing, entrenched relationships with a diversified set of customers. Sterno’s top ten customers comprised approximately 68%, 59%, 69% of gross sales in the year ended December 31, 2017, 2016 and 2015, respectively.
Foodservice - The foodservice channel consists of multiple layers of distribution comprised of broadline distributors, equipment and supply dealers and cash and carry dealers. Within the foodservice channel, Sterno’s products are predominantly used in the restaurant, lodging/hospitality and catering markets.
Retail - The retail channel consists of club stores, mass merchants, specialty retailers, grocers and national and regional DIY stores. The Company’s retail products are used in home, camping and emergency applications. The Company’s retail products appeal to a wide variety of consumers, from home entertainers to recreational campers and extreme outdoorsmen. Online retail sales are also an important channel for Sterno Home. With an online dynamic, it is also much easier to showcase how Sterno Home’s products look in actual dark use conditions, directly addressing Sterno Home product’s primary merchandising challenge.
Sterno had approximately $28.7 million and $25.3 million in firm backlog orders at December 31, 2017 and 2016, respectively.
Seasonality
Sterno typically has higher sales in the second and fourth quarter of each year, reflecting the outdoor summer season and the holiday season.
Sales and marketing
Within the foodservice channel, Sterno directly employ sales professionals and utilizes a broad network of independent sales representative firms assigned to differing U.S. territories managed by in-house sales management professionals. The independent sales representatives have long-standing relationships with distributors and end-users and typically represent 10 to 20 of the best non-food product lines alongside the Company’s products. The independent sales representatives are used primarily to manage the day to day order fulfillment and customer relationships. The independent sales representative firms are paid on a commission basis based on customer type and sales territory.
Within the retail channel, Sterno directly employ sales professionals and utilizes a network of independent retail sales broker firms. The independent retail sales brokers are paid on a commission basis based on customer type and sales territory. Sterno maintains direct sales relationships with many key customers. Sterno Home also utilizes a broad network of independent sales representative firms and retail-linked agencies. These agents and firms are managed by Sterno Home's in-house sales management professionals.
Sterno has implemented a multi-faceted marketing plan which includes (i) targeted print advertising; (ii) tradeshows; (iii) increasing online education through the Sterno Products University and the Sterno Home websites; and (iv) social media.
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
Sterno Home sources all their entire inventory from China. Sterno Home operates an efficient supply chain with emphasis on quality production and low cost. Sterno Home’s China-based support team in the Yuyao office permits Sterno Home to be more hands on in the factories reporting proactively on potential issues and working to implement practical solutions when required.
Intellectual Property
Sterno relies upon a combination of trademarks and patents in order to secure and protect its intellectual property rights. Sterno currently owns approximately 218 registered trademarks and 101 patents globally, and has 26 applications for pending.
Regulatory Environment
Sterno is proactive regarding regulatory issues and is in compliance with all relevant regulations. Sterno maintains adequate product liability insurance coverage. Management believes that Sterno is in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations.
Employees
As of December 31, 2017 Sterno Products employed approximately 580 persons in 8 locations. None of Sterno’s employees are subject to collective bargaining agreements. We believe that Sterno’s relationship with its employees is good.

ITEM 1A. RISK FACTORS
Our business, operations and financial condition are subject to various risks and uncertainties. The following discussion of risk factors should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) section and the consolidated financial statements and related notes. In addition to the factors affecting our specific operating segments identified in connection with the descriptions of these segments and the financial results of the operations of these operating segments elsewhere in this report, the most significant factors affecting our operations include the following:
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
At December 31, 2017, we had approximately $560.0 million outstanding under our 2014 Term Loan and 2016 Incremental Term Loan Facility and $42.6 million outstanding under our 2014 Revolving Credit Facility (representing the outstanding revolver balance and outstanding letters of credit). We expect to increase our level of debt in the future. The terms of our 2014 Revolving Credit Facility contains a number of affirmative and restrictive covenants that, among other things, require us to:

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
CGI, through a wholly owned subsidiary, owns 7,931,000 or approximately 13.2% of our common shares and may have significant influence over the election of directors in the future.

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
Under the terms of the LLC Agreement, we have the latitude to make investments in businesses that we will not operate or control. If we make significant investments in businesses that we do not operate or control or cease to operate and control our businesses, we may be deemed to be an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. If we were deemed to be an investment company, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our investments or organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, cause us to lose our status as an exempt publicly traded partnership for federal income tax purposes, materially adversely affect our financial condition, business and results of operations, materially limit our ability to borrow funds or engage in other transactions involving leverage and require us to add directors who are independent of us or our Manager and otherwise will subject us to additional regulation that will be costly and time-consuming.
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
The management fee paid to CGM for the year ended December 31, 2017 was $32.7 million. The management fee is calculated by reference to the Company’s adjusted net assets, which will be impacted by the acquisition or disposition of businesses, which can be significantly influenced by our Manager, as well as the performance of our businesses and other businesses we may acquire in the future. Changes in adjusted net assets and in the resulting management fee could be significant, resulting in a material adverse effect on the Company’s results of operations. In addition, if the performance of the Company declines, assuming adjusted net assets remains the same, management fees will increase as a percentage of the Company’s net income.
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
For so long as the Company or the Trust (if it is treated as a tax partnership) would not be required to register as an investment company under the Investment Company Act of 1940 and at least 90% of our gross income for each taxable year constitutes ‘‘qualifying income’’ within the meaning of Section 7704(d) of the Internal Revenue Code of 1986, as amended (the ‘‘Code’’), on a continuing basis, we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. In that case our shareholders will be subject to U.S. federal income tax and, possibly, state, local and foreign income tax, on their share of the Company’s taxable income, which taxes or taxable income could exceed the cash distributions they receive from the Trust. There is, accordingly, a risk that our shareholders may not receive cash distributions equal to that portion of our taxable income or sufficient in amount even to satisfy their personal tax liability that results from that income. This may result from gains on the sale or exchange of stock or debt of subsidiaries that will be allocated to shareholders who hold (or are deemed to hold) shares on the day such gains were realized if there is no corresponding distribution of the proceeds from such sales, or where a shareholder disposes of shares after an allocation of gain but before proceeds (if any) are distributed by the Company. Shareholders may also realize income in excess of distributions due to the Company’s use of cash from operations or sales proceeds for uses other than to make distributions to shareholders, including funding acquisitions, satisfying short- and long-term working capital needs of our businesses, or satisfying known or unknown liabilities. In addition, certain financial covenants with the Company’s lenders may limit or prohibit the distribution of cash to shareholders. The Company’s board of directors is also free to change the Company’s distribution policy. The Company is under no obligation to make distributions to shareholders equal to or in excess of their portion of our taxable income or sufficient in amount even to satisfy the tax liability that results from that income.
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
Risks Relating Generally to Our Businesses
Impairment of our goodwill, indefinite-lived intangible assets or other long-lived assets could result in significant charges that would adversely impact our future operating results.
A significant portion of our long-term assets are comprised of intangible assets, including goodwill and indefinite lived intangible assets recorded as a result of past acquisitions. We assess the potential impairment of goodwill and indefinite lived intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If our analysis indicates that an individual asset’s carrying value exceeds its fair market value, we will record a loss equal to the excess of the individual asset’s carrying value over its fair value. The impairment testing steps require significant amounts of judgment and subjectivity.
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
As of December 31, 2017, we had identified indefinite lived intangible assets with a carrying value in our financial statements of $71.3 million, and goodwill of $531.7 million.
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
Certain of our businesses are dependent on a limited number of customers to derive a large portion of their revenue, and the loss of one of these customers may adversely affect the financial condition, business and results of operations of these businesses.
Our Crosman, Liberty, Manitoba Harvest and Sterno businesses derive a significant amount of revenue from a concentrated number of retailers and distributors. Any negative change involving these retailers or distributors, including industry consolidation, store closings, reduction in purchasing levels or bankruptcies, could negatively impact the sales of these businesses and may have a material adverse effect on the results of operations, financial condition and cash flows of these businesses.
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
Risks Related to Crosman
Crosman’s products are subject to product safety and liability lawsuits, which could materially adversely affect its financial condition, business and results of operations.
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
If any unresolved lawsuits or claims are determined adversely, they could have a material adverse effect on Crosman, its financial condition, business and results of operations. As more of Crosman’s products are sold to and used by its consumers, the likelihood of product liability claims being made against it increases. In addition, the running of statutes of limitations in the United States for personal injuries to minor children may be suspended during the child’s legal minority. Therefore, it is possible that accidents resulting in injuries to minors may not give rise to lawsuits until a number of years later.

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
Risks Related to Sterno
Sterno's products operate at high temperatures and use flammable fuels, each of which could subject our business to product liability claims.
Sterno products expose it to potential product liability claims typical of fuel based heating products. The fuels Sterno uses in its products are flammable and may be toxic if ingested. Although Sterno products have comprehensive labeling and it follows government and third party based standards and protocols, it cannot guarantee there will not be accidents due to misuse or otherwise. Accidents involving Sterno products may have an adverse effect on its reputation and reduce demand for its products. In addition, Sterno Products may be held responsible for damages beyond its insurance coverage and there can be no guarantee that it will be able to produce adequate insurance coverage in the future.
ITEM 1B. UNRESOLVED STAFF COMMENTS
NONE

ITEM 2. PROPERTIES
The following is a summary as of December 31, 2017 of the properties owned or leased by our business.
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
In addition, at December 31, 2017, 5.11 leased space for 31 retail stores, ranging in size from 3,250 square feet to 8,375 square feet.

Crosman
Crosman is headquartered in Bloomfield, New York. Crosman owns a 225,000 square foot manufacturing facility in Bloomfield, New York that also holds their corporate offices, and leases a 144,000 square foot finished goods warehouse in Farmington, New York.
Ergobaby
Ergobaby is headquartered in Los Angeles, California and has four other office locations worldwide. The summary below outlines Ergobaby's property locations. All locations are leased.

	Location	Square Feet
Ergobaby - Corporate	Los Angeles, CA	16,378
Ergobaby - Office	Los Angeles, CA	3,292
Ergobaby - Office	Salt Lake City, Utah	3,550
Ergobaby	Pukalani, HI	2,907
Ergobaby Europe	Hamburg, Germany	2,410
Ergobaby France	Paris, France	4,680
Ergobaby UK	Surrey, United Kingdom	251
Tula	San Diego, CA	4,915
Tula	Bialystok, Poland	9,688
Liberty Safe
Liberty Safe is headquartered in Payson, Utah. Liberty leases offices and warehouse facilities at two locations in Payson, Utah, where it is headquartered. The corporate headquarters and manufacturing facility are located in a 314,000 square foot building. Liberty leases an additional warehouse facility totaling approximately 30,000 square feet.
Manitoba Harvest
Manitoba Harvest is headquartered in Winnipeg, Manitoba. Manitoba Harvest leases office and warehouse facilities at two locations in a connected building in Winnipeg, Manitoba. The manufacturing and warehouse facility are located in a facility totaling approximately 14,700 square feet, and its customer experience center and additional warehouse space are located in a facility that total approximately 11,000 square feet. Manitoba Harvest's subsidiary, HOCI, owns a recently built facility on seven acres of land in St. Agathe, Manitoba. The facility is approximately 35,000 square feet and comprises manufacturing, warehouse and office space. Manitoba Harvest also leases a corporate office in Minneapolis, Minnesota which opened in 2017.
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

Location	Square Feet	Use
Marengo, IL	94,220	Office/Warehouse
Marietta, OH	81,000	Office/Warehouse
Marietta, OH	22,646	Warehouse
Marengo, IL	55,200	Office/Warehouse
Norfolk, NE	109,000	Office/Warehouse
Rochester, NY	73,000	Office/Warehouse
Ogallala, NE	25,000	Office/Warehouse
Guangdong Province, China	154,210	Office/Warehouse
Sheffield, England	25,000	Office/Warehouse
Lupfig, Switzerland	58,405	Office/Warehouse
Hanau, Germany	1,092	Office
Crolles, France	215	Office
Algonquin, IL	~750	Corporate
Clean Earth
Clean Earth is headquartered in Hatboro, Pennsylvania and has eighteen permitted facilities as well as several offices. The summary below outlines Clean Earth's property locations.

Location (County, State)	Operation	Size	Leased or Owned
Montgomery, PA	Corporate Headquarters	16,669 sq. ft.	Leased
Butler, PA	Offices	7,525 sq. ft.	Leased
Middlesex, NJ	Fixed Base Remediation	~ 16 acres	Leased
Hudson, NJ	Dredged Material Processing and Beneficial Reuse	~ 7 acres	Leased
Hudson, NJ	RCRA TSDF	~ 14.5 acres	Owned/ Leased
Hudson, NJ	Dredging Services and Beneficial Reuse	~ 20 acres	Lease
Philadelphia, PA	Med. Temperature Thermal Desorption	8.5 acres	Owned
Bucks, PA	Med. Temperature Thermal Desorption	7.8 acres	Owned
Lycoming, PA	Drill Cuttings Stabilization	~ 2 acres	Leased
New Castle, DE	Med. Temperature Thermal Desorption	7.6 acres	Leased
Prince Georges, MD	Chemical Stabilization	42.49 acres	Owned
Washington, MD	Chemical Stabilization	13.67 acres	Owned
Glades, FL	Med. Temperature Thermal Desorption	11.29 acres	Owned
Camden, GA	Med. Temperature Thermal Desorption	2.92 acres	Owned
Marshall, KY	RCRA TSDF	~ 25.2 acres	Owned
Monongalia, WV	RCRA TSDF - Aerosol Recycling	~ 1 acres	Owned
Butler, PA	Transportation facility	1,500 sq. ft.	Leased
Newport News, VA	Office & Warehouse	3,200 sq. ft.	Leased
Hartford, CT	Thermal Desorption	16 acres	Owned
Etowah, AL	RCRA Part B Permitted Hazardous Waste TSDF	42 acres	Owned
Allentown, PA	PADEP Solid Waste permit Handler	32,000 sq. ft.	Leased
Allentown, PA	PADEP RCRA Part B Mercury (D009) PCB Capacitors	32,132 sq. ft.	Leased
Richmond, VA	Universal waste/Electronic Waste/10-day In-transit Storage	10,625 sq. ft.	Leased
West Melbourne, FL	FLDEP U&E Waste Handler	15,000 sq. ft.	Leased
West Melbourne, FL	RCRA PART B Mercury/PCB's/10-=day In-transit Storage	13,000 sq. ft.	Leased

Hayward, CA	DTSC RCRA Permit For Mercury (D009)	6,892 sq. ft.	Leased
Modesto, CA	Registerd U & E Waste Handler	25,992 sq. ft.	Leased
Sterno
Sterno is headquartered in Corona, California. Sterno owns a 103,500 square foot manufacturing and production facility in Memphis, Tennessee, a 214,000 square foot manufacturing and production facility in Texarkana, Texas, and a 15,000 square foot facility La Porte County, Indiana. All other properties are leased.

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
Our corporate offices are located in Westport, Connecticut, where we lease approximately 4,800 square feet from our Manager. We believe that our properties and the terms of their leases at each of our businesses are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.
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

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES
Market Information
Our common shares of Trust stock has traded on the New York Stock Exchange (the “NYSE”) under the symbol “CODI” since November 1, 2011. Previously, our stock was traded on the NASDAQ Global Select Market under the symbol “CODI.” The following table sets forth the intraday high and low sales prices per share as reported on the NYSE for the periods indicated:

Quarter Ended	High	Low	Distribution Declared
December 31, 2017	$18.35	$16.30	$0.36
September 30, 2017	17.90	16.50	0.36
June 30, 2017	17.45	15.95	0.36
March 31, 2017	18.40	15.90	0.36
December 31, 2016	19.50	16.95	0.36
September 30, 2016	17.58	16.51	0.36
June 30, 2016	17.00	15.41	0.36
March 31, 2016	16.09	13.65	0.36
Common Stock Holders
On December 31, 2017 there were 19 registered holders of our common stock. The number of registered holders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.

Securities Authorized for Issuance under Equity Compensation Plans
There are no securities currently authorized for issuance under an equity compensation plan.

COMPARATIVE PERFORMANCE OF SHARES OF TRUST COMMON STOCK
The performance graph shown below compares the change in cumulative total shareholder return on common shares of Trust stock with the NASDAQ Stock Market Index, the NASDAQ Other Finance Index, the NYSE Composite Index and the NYSE Financial Sector Index for the previous five years, through the quarter ended December 31, 2017. The graph sets the beginning value of shares of Trust stock and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of common shares of Trust stock.

Data	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Compass Diversified Holdings	$174.98	$195.86	$201.45	$224.45
NASDAQ Stock Market Index	$146.58	$152.67	$169.19	$187.36
NASDAQ Other Finance Index	$98.41	$102.70	$106.62	$117.93
NYSE Financial Sector Index	$63.14	$65.10	$68.66	$73.10
NYSE Composite Index	$108.58	$108.65	$114.71	$124.00

Data	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Compass Diversified Holdings	$218.56	$212.14	$206.95	$194.20
NASDAQ Stock Market Index	$188.37	$197.75	$201.58	$212.46
NASDAQ Other Finance Index	$115.15	$114.94	$113.84	$117.29
NYSE Financial Sector Index	$73.30	$75.02	$74.39	$77.17
NYSE Composite Index	$125.52	$130.90	$127.60	$129.23

Data	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Compass Diversified Holdings	$206.87	$200.67	$199.51	$198.94
NASDAQ Stock Market Index	$219.86	$223.71	$207.26	$224.64
NASDAQ Other Finance Index	$121.74	$121.61	$112.03	$115.43
NYSE Financial Sector Index	$75.83	$76.67	$70.13	$72.55
NYSE Composite Index	$129.94	$128.82	$116.84	$120.93

Data	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Compass Diversified Holdings	$198.47	$212.87	$225.44	$234.50
NASDAQ Stock Market Index	$218.46	$217.24	$238.3	$241.49
NASDAQ Other Finance Index	$114.3	$117.57	$123.62	$133.75
NYSE Financial Sector Index	$68.25	$67.88	$71.76	$80.10
NYSE Composite Index	$121.7	$125.06	$127.83	$131.82

Data	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Compass Diversified Holdings	$219.71	$233.46	$239.93	$231.39
NASDAQ Stock Market Index	$265.2	$275.46	$291.41	$309.69
NASDAQ Other Finance Index	$138.49	$148.74	$155.32	$164.29
NYSE Financial Sector Index	$83.03	$85.93	$89.52	$94.76
NYSE Composite Index	$137.02	$140.23	$145.56	$152.71

Distributions
For the years 2017, 2016 and 2015, we have declared and paid quarterly cash distributions to holders of record of our common shares as follows:

Quarter Ended	Declaration Date	Payment Date	Distribution Per Share
December 31, 2017	January 4, 2018	January 25, 2018	$0.36
September 30, 2017	October 5, 2017	October 26, 2017	$0.36
June 30, 2017	July 6, 2017	July 27, 2017	$0.36
March 31, 2017	April 6, 2017	April 27, 2017	$0.36
December 31, 2016	January 5, 2017	January 26, 2017	$0.36
September 30, 2016	October 6, 2016	October 27, 2016	$0.36
June 30, 2016	July 7, 2016	July 28, 2016	$0.36
March 31, 2016	April 7, 2016	April 28, 2016	$0.36
December 31, 2015	January 7, 2016	January 28, 2016	$0.36
September 30, 2015	October 7, 2015	October 29, 2015	$0.36
June 30, 2015	July 9, 2015	July 29, 2015	$0.36
March 31, 2015	April 9, 2015	April 29, 2015	$0.36
We currently intend to continue to declare and pay regular quarterly cash distributions on all outstanding common shares through fiscal year 2018. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7.

Recent Sales of Unregistered Securities

None.
Purchases of Equity Securities by Issuer and Affiliated Partners
None.

ITEM 6. – SELECTED FINANCIAL DATA
The following table sets forth selected historical and other data of the Company and should be read in conjunction with the more detailed consolidated financial statements included elsewhere in this Annual Report. Selected financial data below includes the results of operations, cash flow and balance sheet data of the Company for the years ended December 31, 2017, 2016, 2015, 2014, and 2013.
The Company sold 5,800,238 shares of FOX during FOX's initial public offering in August 2013, and an additional 4,466,569 shares during a FOX secondary offering in July 2014, resulting in the Company holding approximately 41% ownership interest in FOX at December 31, 2015 and 2014. Effective July 11, 2014, the date that the Company's ownership interest in FOX fell below 50%, the Company began accounting for the investment in FOX as an equity method investment at fair value. FOX's results of operations and cash flows are included in the consolidated results of operations and cash flows of the Company from the date of acquisition through July 10, 2014, the date at which the Company began accounting for the investment in FOX using the equity method of accounting. In March 2017, we sold our remaining ownership interest in FOX.
The operating results for Tridien in 2016, 2015, 2014 and 2013 are reflected as discontinued operations in each of the years presented in the table below and are not included in continuing operations. The operating results of CamelBak and American Furniture in 2015, 2014, and 2013 are reflected as discontinued operations and are not included in the continuing operations data below. Data included below only includes activity in our operating subsidiaries from their respective dates of acquisition.

	Year ended December 31,
	2017	2016	2015	2014	2013
Statements of Operations Data:
Net sales	$1,269,729	$978,309	$727,978	$636,675	$680,639
Cost of sales	822,020	651,739	487,242	431,658	457,913
Gross profit	447,709	326,570	240,736	205,017	222,726
Operating expenses:
Selling, general and administrative	318,484	217,830	136,399	128,190	116,549
Supplemental put expense (reversal)	—	—	—	—	(45,995)
Management fees	32,693	29,406	25,658	21,872	17,782
Amortization expense	52,003	35,069	28,761	23,063	19,350
Impairment expense/ loss on disposal of assets	17,325	25,204	—	—	—
Operating income	27,204	19,061	49,918	31,892	115,040
Gain on deconsolidation of subsidiary	—	—	—	264,325	—
(Loss) gain on equity method investment	(5,620)	74,490	4,533	11,029	—
Income from continuing operations	33,272	53,749	8,991	270,077	71,052
Income and gain from discontinued operations	340	2,781	156,779	21,078	7,764
Net income	33,612	56,530	165,770	291,155	78,816
Net income from continuing operations—noncontrolling interest	5,621	1,961	5,133	11,661	12,124
Net income (loss) from discontinued operations—noncontrolling interest	—	(116)	(1,201)	659	(1,372)
Net income attributable to Holdings	$27,991	$54,685	$161,838	$278,835	$68,064
Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(0.45)	$0.46	$(0.30)	$4.98	$0.86
Discontinued operations	0.01	0.05	2.91	0.40	0.19
Basic and fully diluted income (loss) per share attributable to Holdings	$(0.44)	$0.51	$2.61	$5.38	$1.05

Cash distribution declared per common share	$1.44	$1.44	$1.44	$1.44	$1.44

Cash Flow Data:
Cash provided by operating activities	$81,771	$111,372	$84,548	$70,695	$72,374
Cash (used in) provided by investing activities	(77,278)	(363,021)	233,880	(424,753)	66,286
Cash (used in) provided by financing activities	(2,588)	208,726	(254,357)	265,487	(44,122)
Foreign currency impact on cash	(1,792)	(3,174)	(1,905)	(955)	450
Net increase (decrease) in cash and cash equivalents	$113	$(46,097)	$62,166	$(89,526)	$94,988

	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Current assets	$526,818	$452,819	$291,363	$320,799	$399,133
Total assets	1,820,303	1,777,155	1,421,042	1,547,430	1,044,913
Current liabilities	212,193	202,521	116,479	141,231	130,130
Long-term debt	584,347	551,652	308,639	485,547	280,389
Total liabilities	894,304	882,611	547,823	739,096	475,978
Noncontrolling interests	52,791	38,139	47,135	40,903	95,550
Shareholders’ equity attributable to Holdings	873,208	856,405	826,084	767,431	473,385

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
From May 16, 2006 through December 31, 2017, we purchased seventeen businesses (each of our businesses is treated as a separate operating segment) and disposed of seven businesses. The tables below reflect summarized information relating to our acquisitions and dispositions from the date of our IPO through December 31, 2017 (in thousands):
Acquisitions

			Ownership Interest - December 31, 2017
Business	Acquisition Date	CODI Purchase Price	Primary	Diluted
CBS Holdings (Staffmark) (1)	May 16, 2006	$183,200	N/a	N/a
Crosman (4)	May 16, 2006	$72,600	N/a	N/a
Advanced Circuits (3)	May 16, 2006	$81,000	69.4%	69.2%
Silvue	May 16, 2006	$36,000	N/a	N/a
Tridien (3)	August 1, 2006	$31,000	N/a	N/a
Aeroglide	February 28, 2007	$58,200	N/a	N/a
Halo	February 28, 2007	$62,300	N/a	N/a
American Furniture	August 31, 2007	$97,000	N/a	N/a
FOX (2)	January 4, 2008	$80,400	N/a	N/a
Liberty Safe (3)	March 31, 2010	$70,200	88.6%	84.7%
Ergobaby (3)	September 16, 2010	$85,200	82.7%	76.6%
CamelBak	August 24, 2011	$251,400	N/a	N/a
Arnold Magnetics	March 5, 2012	$128,800	96.7%	84.7%
Clean Earth (3)	August 7, 2014	$251,400	97.5%	79.8%
Sterno (3)	October 10, 2014	$160,000	100.0%	89.5%
Manitoba Harvest (3)	July 10, 2015	$102,700	76.6%	67%
5.11	August 31, 2016	$408,200	97.5%	85.5%
Crosman (3) (4)	June 2, 2017	$150,400	98.8%	89.2%

(1) The total purchase price for CBS Holdings includes the acquisition of Staffmark Investment LLC on January 21, 2008 for a purchase price of $128.6 million. The Company renamed its CBS Personnel business Staffmark subsequent to the acquisition.
(2) FOX completed an IPO of its common stock in August 2013 in which we sold a 22% interest in FOX, reducing our ownership interest to 53%. In July 2014, FOX completed a secondary offering in which we sold a 12% interest in FOX, reducing our ownership interest to 41% and resulting in the deconsolidation of FOX from our financial results. We subsequently sold our remaining shares of FOX and now hold no ownership interest in FOX. We recognized total net proceeds from the sale of our FOX shares of approximately $465.1 million.
(3) The total purchase price does not reflect add-on acquisitions made by our businesses subsequent to their purchase by CODI.

(4) Crosman was purchased by the Company in May 2006 and subsequently sold in January 2007. We reacquired Crosman in June 2017.

Dispositions

Business	Date of Disposition	Sale Price	CODI Proceeds from Disposition (1)	Gain (loss) recognized (2)
Crosman	January 5, 2007	$143,000	$109,600	$35,800
Aeroglide	June 24, 2008	$95,000	$78,500	$33,700
Silvue	June 25, 2008	$95,000	$63,600	$39,600
Staffmark	October 17, 2011	$295,000	$216,000	$88,500
Halo	May 1, 2012	$76,500	$66,500	$(300)
CamelBak	August 3, 2015	$412,500	$367,800	$158,300
American Furniture	October 5, 2015	$24,100	$23,500	$(14,100)
Tridien	September 21, 2016	$25,000	$22,700	$1,700
FOX	*	*	$526,600	$428,700

(1) CODI portion of the net proceeds from disposition includes debt and equity proceeds and reflects the accounting for the redemption of the sold business's minority shareholders and transaction expenses.
(2) Gain (loss) recognized on sale of our businesses is calculated by deducting our total invested capital from the net sale proceeds received.

* We made loans to and purchased a controlling interest in FOX on January 4, 2008, for approximately $80.4 million. In August 2013, FOX completed an initial public offering of its common stock. As a result of the initial public offering, our ownership interest in FOX was reduced to approximately 53.9%. No gain was reflected as a result of the sale of our FOX shares in the initial public offering because our majority classification of FOX did not change. FOX used a portion of their net proceeds received from the sale of their shares as well as proceeds from a new external FOX credit facility to repay $61.5 million in outstanding indebtedness to us under their existing credit facility with us. In July 2014, through a secondary offering, our ownership in FOX was lowered from approximately 53% to approximately 41%, and as a result we deconsolidated FOX as of July 10, 2014. In March and August 2016, through two more secondary offerings and a share repurchase by FOX, our ownership in the outstanding common stock of FOX was further lowered to approximately 23% as of September 30, 2016. In November 2016, through another secondary offering, our ownership in the outstanding common stock of FOX was further lowered to approximately 14%. On March 13, 2017, FOX closed on a secondary public offering of 5,108,718 shares of FOX common stock held by CODI, which represented CODI's remaining investment in FOX. We recognized total net proceeds from the sales of our FOX shares of approximately $465.1 million, plus proceeds from the repayment of the FOX credit facility of $61.5 million upon completion of their initial public offering, and a total gain of $428.7 million.
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
2017 Highlights and Recent Events
Acquisition of Crosman
On June 2, 2017, through a wholly owned subsidiary, Crosman Acquisition Corp., we acquired 98.9% of the outstanding equity of Bullseye Acquisition Corporation, which is the sole owner of Crosman Corp. ("Crosman"). Crosman is a designer, manufacturer and marketer of airguns, archery products, laser aiming devices, and related accessories. Headquartered in Bloomfield, New York, Crosman serves over 425 customers worldwide, including mass merchants, sporting goods retailers, online channels and distributors serving smaller specialty stores and international markets. Its diversified product portfolio includes the widely known Crosman, Benjamin and CenterPoint brands. The purchase price, including proceeds from noncontrolling interests and net of transaction costs, was approximately $150.4 million. Crosman management invested in the transaction along with the Company, representing approximately 1.1% of the initial noncontrolling interest.

Divestiture of FOX shares
On March 13, 2017, Fox Factory Holding Corp. ("FOX") closed on a secondary public offering of 5,108,718 shares of FOX common stock held by CODI, which represented CODI's remaining investment in FOX. CODI received $136.1 million in net proceeds as a result of the sale. As a result of this secondary public offering, the Company no longer holds an ownership interest in FOX. We recognized total net proceeds from the sales of our FOX shares of approximately $465.1 million.
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
2017 Distributions
Common shares - For the 2017 fiscal year we declared distributions to our common shareholders totaling $1.44 per share.
Preferred shares - For the 2017 fiscal year we declared distributions to our preferred shareholders totaling $1.067 per share on our Series A Preferred Shares.
Subsequent Events
Acquisition of Foam Fabricators
In January 2018, we entered into an agreement to acquire Foam Fabricators, Inc. (“Foam Fabricators”) for a purchase price of $247.5 million (excluding working capital and certain other adjustments upon closing). Headquartered in Scottsdale, Arizona, Foam Fabricators is a leading designer and manufacturer of custom molded protective foam solutions and OEM components made from expanded polymers such as expanded polystyrene (EPS) and expanded polypropylene (EPP). Founded in 1957, the Foam Fabricators operates 13 state-of-the-art molding and fabricating facilities across North America. Foam Fabricators provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, and building products. For the trailing twelve months ended November 30, 2017, Foam Fabricators reported net revenue of approximately $126 million. The acquisition of Foam Fabricators closed on February 15, 2018, with the Company funding the acquisition through a draw on our 2014 Revolving Credit Facility.
Acquisition of Rimports
In January 2018, our Sterno business entered into an agreement to acquire Rimports, Inc. ("Rimports") for a purchase price of approximately $145 million, excluding working capital and other adjustments upon closing, plus a potential earn-out of up to $25 million based on future financial performance of Rimports. Rimports is a manufacturer and distributor of branded and private label scented, wickless candle products used for home decor and fragrance. Headquartered in Provo, Utah, Rimports offers an extensive line of ceramic wax warmers, scented wax cubes, essential oils and diffusers through the mass retail channel. For the trailing twelve months ended November 30, 2017, Rimports reported net revenue of $155.4 million. The acquisition of Rimports closed on February 26, 2018, with the Company funding the acquisition through a draw on our 2014 Revolving Credit Facility.
2018 Outlook
Middle market deal flow remained steady in 2017 relative to 2016, in part due to continued attractive valuations for sellers.  High valuation levels continue to be driven by the availability of debt capital with favorable terms and financial and strategic buyers seeking to deploy available equity capital.

We remain focused on marketing the Company’s attractive ownership and management attributes to potential sellers of middle market businesses and intermediaries.  In addition, we continue to pursue opportunities for add-on acquisitions by certain of our existing subsidiary companies, which can be particularly attractive from a strategic perspective.
The areas of focus for 2018, which are generally applicable to each of our businesses, include:

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

Results of Operations
We were formed on November 18, 2005 and acquired our existing businesses (segments) as follows:

May 16, 2006	March 31, 2010	September 16, 2010	March 5, 2012	August 26, 2014
Advanced Circuits	Liberty Safe	Ergobaby	Arnold	Clean Earth

October 10, 2014	July 10, 2015	August 31, 2016	June 2, 2017
Sterno	Manitoba Harvest	5.11	Crosman
Fiscal years 2017, 2016 and 2015 each represent a full year of operating results included in our consolidated results of operations for six of our businesses. We acquired Crosman in June 2017, 5.11 in August 2016, and Manitoba Harvest in July 2015. In the following results of operations, we provide (i) our actual Consolidated Results of Operations for the years ended December 31, 2017, 2016 and 2015, which includes the historical results of operations of each of our businesses (operating segments) from the date of acquisition and (ii) comparative historical results of operations for each of our businesses on a stand-alone basis (“Results of Operations – Our Businesses”), for each of the years ended December 31, 2017, 2016 and 2015, where all years presented include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable.
Consolidated Results of Operations — Compass Diversified Holdings

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net revenues	$1,269,729	$978,309	$727,978
Cost of sales	822,020	651,739	487,242
Gross profit	447,709	326,570	240,736
Selling, general and administrative expense	318,484	217,830	136,399
Management fees	32,693	29,406	25,658
Amortization of intangibles	52,003	35,069	28,761
Impairment expense	17,325	16,000	—
Loss on disposal of assets	—	9,204	—
Operating income	$27,204	$19,061	$49,918
Year ended December 31, 2017 compared to the Year ended December 31, 2016
Net sales
Net sales for the year ended December 31, 2017 increased by approximately $291.4 million or 29.8% compared to the corresponding period in 2016.  Crosman sales since the date of acquisition were $78.4 million, while $200.0 million of the increase reflects a full year of net sales at 5.11 in 2017 as compared to 2016. We also saw notable sales increases at Clean earth ($22.3 million, primarily due to two acquisitions in 2016 and one acquisition in 2017) and Sterno ($7.3 million, primarily due to the acquisition of Sterno Home in January 2016), offset by decreases in sales at Liberty ($11.9 million) and Manitoba Harvest ($3.6 million) in 2017 as compared to 2016. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net sales by business segment.
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
Cost of sales
On a consolidated basis, cost of sales increased approximately $170.3 million during the year ended December 31, 2017, compared to the corresponding period in 2016. Crosman cost of sales since the date of acquisition were $61.7 million, while 5.11 Tactical accounted for $103.5 million of the increase, reflecting a full year of ownership in 2017. The remaining amount of the increase was primarily due to add-on acquisitions made during 2016 at Clean Earth, Sterno and Ergobaby. Gross profit as a percentage of sales was approximately 35.3% in year ended December 31, 2017 compared to 33.4% in 2016. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of cost of sales by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $100.7 million during the year ended December 31, 2017, compared to the corresponding period in 2016. The increase in expenses in 2017 compared to 2016 is principally the result of the acquisition of Crosman in June 2017 ($12.3 million in selling, general and administrative expenses, including $1.8 million in acquisition costs for Crosman and the add-on acquisition of Lasermax in July 2017), and a full year of ownership of 5.11 ($125.0 million in selling, general and administrative expenses in 2017 compared to $38.1 million in 2016). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense increased from $12.3 million in 2016 to $12.7 million in 2017, primarily due to increased professional fees associated with compliance costs.
Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the year ended December 31, 2017, we incurred approximately $32.7 million in expense for these fees compared to $29.4 million for the corresponding period in 2016. The $3.3 million increase in the year ended December 31, 2017 is principally due to the increase in consolidated net assets resulting from the acquisition of Crosman in June 2017, 5.11 in August 2016, and the add-on acquisitions by our businesses that occurred throughout 2016.
Amortization expense
Amortization expense for the year ended December 31, 2017 increased $16.9 million to $52.0 million as compared to the prior year, primarily as a result of the acquisition of Crosman in June 2017 and 5.11 in August 2016.
Impairment expense
Manitoba Harvest performed an interim impairment test of goodwill and its indefinite lived trade name in the fourth quarter of 2017, which resulted in the recording of preliminary impairment expense of $8.5 million. $6.2 million of the impairment expense related to goodwill, and $2.3 million of the impairment expense related to the Manitoba Harvest trade name. We expect to finalize the impairment test in the first quarter of 2018.
Arnold performed an interim impairment test at each of its reporting units in the fourth quarter of 2016, which resulted in the recording of preliminary impairment expense of the PMAG reporting unit of $16.0 million as of December 31, 2016. In the first quarter of 2017, Arnold completed the impairment testing of the PMAG reporting unit and recorded an additional $8.9 million impairment expense based on the results of the Step 2 impairment testing.
Year ended December 31, 2016 compared to the Year ended December 31, 2015
Net sales
On a consolidated basis, net sales for the year ended December 31, 2016 increased by approximately $250.3 million or 34.4% compared to the corresponding period in 2015.  5.11 sales since the date of acquisition were $109.8 million, while $41.9 million of the increase reflects a full year of net sales at Manitoba Harvest in 2016 as compared to 2015. The remaining amount of the increase was primarily due to add-on acquisitions made during 2016, specifically the Ergobaby acquisition of Baby Tula in May 2016 ($16.3 million in net sales from date of acquisition), and the Sterno acquisition of Sterno Home in January 2016 ($77.9 million in Sterno Home sales from the date of acquisition). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net sales by business segment.
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
Cost of sales
On a consolidated basis, cost of sales increased approximately $164.5 million during the year ended December 31, 2016, compared to the corresponding period in 2015. 5.11 cost of sales since the date of acquisition were $78.8 million, while $20.9 million of the increase reflects a full year of cost of sales at Manitoba Harvest in 2016 as compared to 2015. The remaining amount of the increase was primarily due to add-on acquisitions made during 2016, specifically the Ergobaby acquisition of Baby Tula in May 2016 ($4.7 million in cost of sales from date of acquisition), and the Sterno acquisition of Sterno Home in January 2016 ($58.1 million in net sales from the date of acquisition). Gross profit as a percentage of sales was approximately 35.3% in the year ended December 31, 2016 compared to 33.1% in 2015. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of cost of sales by business segment.
Selling, general and administrative expense
On a consolidated basis, selling, general and administrative expense increased approximately $81.4 million during the year ended December 31, 2016, compared to the corresponding period in 2015. The increase in expenses in 2016 compared to 2015 is principally the result of the acquisition of 5.11 in August 2016 ($38.1 million in selling, general and administrative expenses, including $2.1 million in acquisition costs), a full year of expense related to our 2015 acquisition, Manitoba Harvest, ($11.5 million), and the add on acquisitions of Baby Tula by Ergobaby and Sterno Home by Sterno ($3.9 million and $18.6 million, respectively, in selling, general and administrative expense). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense increased from $10.6 million in 2015 to $12.3 million in 2016.
Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the year ended December 31, 2016, we incurred approximately $32.7 million in expense for these fees compared to $25.7 million for the corresponding period in 2015. The $3.7 million increase in the year ended December 31, 2016 is principally due to the increase in consolidated net assets resulting from the acquisition of 5.11 in August 2016, and the add-on acquisitions by our businesses that occurred throughout 2016.
Amortization expense
Amortization expense increased $6.3 million, from $25.7 million for the year ended December 31, 2015 to $35.1 million for the year ended December 31, 2016. The increase primarily relates to our acquisition of 5.11 in August 2016 ($2.8 million), a full year of amortization at Manitoba Harvest in 2016, and the amortization of intangible assets for the 2016 add-on acquisitions.
Impairment expense
The Company performed interim goodwill impairment testing on the three reporting units of Arnold as of December 31, 2016. The results of the impairment test (Step 1) indicated that the goodwill associated with the PMAG reporting unit was impaired. The Company developed an estimated range of the potential goodwill impairment at PMAG of between $14 million and $19 million, and recorded impairment expense of $16 million at December 31, 2016. The result of the Step 2 analysis was completed during the first quarter of 2017, resulting in additional impairment expense of $8.9 million.
Loss on disposal of assets
Both the Ergobaby and Clean Earth businesses recognized losses on disposal of assets during 2016. Ergobaby recorded a $5.9 million loss on disposal of assets during the year ended December 31, 2016 related to its decision to dispose of the Orbit Baby product line. The loss is comprised of the write-off of intangible assets of $5.5 million, property, plant and equipment of $0.4 million, and other assets of $1.0 million. In October 2016, Ergobaby sold a majority of the Orbit Baby intellectual property and tooling assets. The proceeds of the sale reduced the loss recorded on disposal of assets by approximately $1.0 million in the fourth quarter of 2016. Clean Earth recognized a loss on disposal of assets of $0.0 million during the fourth quarter of 2016 related to the closure of the Company’s Williamsport, Pennsylvania site which processed drill cuttings. The loss was comprised of intangible assets specific to the Williamsport location, as well as equipment that could not be repurposed to other sites at the time of the closing of the facility.
Results of Operations — Our Businesses
As previously discussed, we acquired our businesses on various acquisition dates beginning May 16, 2006. As a result, our consolidated operating results only include the results of operations since the acquisition date associated with each of our businesses in accordance with generally accepted accounting principles in the United States ("GAAP"). The following discussion reflects a comparison of the historical results of operations for each of our businesses (segments) for the complete fiscal years ending December 31, 2017, 2016 and 2015. For Crosman, which we acquired in June 2017, the following discussion reflects comparative pro forma results as if we had acquired the business on January 1, 2016. For 5.11, which we acquired in August 2016, the following discussion reflects the historical results of operations for the fiscal year ended December 31, 2017, and the comparative pro forma results of operations for the fiscal years ended December 31, 2016 and 2015 as if we had acquired the business on January 1, 2015. For Manitoba Harvest, which was acquired in July 2015, the following discussion reflects the historical operations for the years ended December 31, 2017 and 2016, and comparative pro forma results of operation for the fiscal year ending December 31, 2015 as if we had acquired the business January 1, 2015. Where appropriate, relevant pro forma adjustments are reflected as part of the historical operating results. We believe this presentation enhances the discussion and provides a more meaningful comparison of operating results. The following operating results of our businesses are not necessarily indicative of the results to be expected for a full year, going forward.
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
Results of Operations
In the following results of operations, we provide (i) the actual consolidated results of operations for 5.11 for the year ended December 31, 2017, and (ii) comparative results of operations for 5.11 for the years ended December 31, 2016 and 2015, as if we had acquired the business on January 1, 2015, including relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable.

	Year ended December 31,
	2017	2016	2015
(in thousands)		(Pro forma)	(Pro forma)
Net sales	$309,999	$295,256	$284,471
Cost of sales (1)	182,291	182,456	161,785
Gross profit	127,708	112,800	122,686
Selling, general and administrative expenses (2)	124,970	107,149	97,953
Management fees (3)	1,000	1,000	1,000
Amortization of intangibles (4)	8,859	8,503	8,189
(Loss) income from operations	$(7,121)	$(3,852)	$15,544

Pro forma results of operations for 5.11 for the annual periods ended December 31, 2016 and 2015 include the following pro forma adjustments applied to historical results:

(1) Cost of sales was decreased by $0.1 million and $0.2 million, for the years ended December 31, 2016 and 2015, respectively, to reflect the increase in the depreciable lives for machinery and equipment.

(2) Selling, general and administrative expenses were increased by approximately $0.9 million and $1.1 million in the years ended December 31, 2016 and 2015, respectively, as a result of stock compensation expense related to stock options that have been granted to 5.11 employees as a result of the acquisition.

(3) Represents management fees that would have been payable to the Manager in each period presented.

(4) Represents amortization of intangible assets for the years ended December 31, 2016 and 2015, respectively, for amortization expense associated with the allocation of the fair value of intangible assets resulting from the final purchase price allocation in connection with our acquisition.

Year ended December 31, 2017 compared to the Pro Forma Year ended December 31, 2016
Net sales
Net sales for the year ended December 31, 2017 were $310.0 million, an increase of $14.7 million, or 5.0%, compared to the same period in 2016. This increase is due primarily to an $8.2 million increase in international direct-to-agency business, and increased retail and e-commerce sales. Direct-to-agency sales represent large non-recurring contracts consisting primarily of SMU uniform product designed for large law enforcement divisions. Retail and e-commerce sales grew $16.3 million, or 50%, driven by growing demand in direct to consumer channels. Retail sales grew largely due to seventeen new retail store openings in 2017 (bringing the total store count to 27 as of December 31, 2017). The consumer wholesale channel experienced a $4.6 million decrease due primarily to the bankruptcy of a large outdoor retail customer. 5.11 implemented a new Enterprise Resource Planning (ERP) system and as part of the go-live process 5.11 shut down its warehouse as planned on September 28, 2017 to begin the cut-over activities. Upon reopening the warehouse on October 9, 2017, 5.11 encountered shipping challenges due to the ERP system not functioning as designed. This resulted in lost orders and an order backlog that reached over $20.0 million as of December 31, 2017. This backlog carried forward and will ship in January and February of 2018 as 5.11 has resolved most of its ERP system challenges and has resumed normal shipping operations.

Cost of sales
Cost of sales for the year ended December 31, 2017 were $182.3 million compared to $182.5 million for the year ended December 31, 2016. Gross profit as a percentage of sales increased from 38.2% in the year ended December 31, 2016 to 41.2% in the year ended December 31, 2017. Cost of sales for the year ended December 31, 2017 includes $21.7 million in expense related to a $39.1 million inventory step-up resulting from the acquisition purchase price allocation, while cost of sales for the year ended December 31, 2016 includes $17.4 million in expense related to the purchase price allocation. The total inventory step-up amount of $39.1 million was expensed to cost of goods sold over the expected turns of 5.11's inventory. Excluding the effect of the expense associated with the inventory step-up in both periods, gross profit as a percentage of sales increased 420 basis points to 48.2% for the year ended December 31, 2017 compared to 44.0% for the year ended December 31, 2016. This increase in gross profit percentage is due to lower product costs from efficiency in sourcing operations, improved gross margins on new product introductions, and a larger proportion of revenues from the higher margin retail and e-commerce distribution channels as compared to the same period in 2016.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2017 increased to $125.0 million or 40.3% of net sales compared to $107.1 million or 36.3% of net sales in the same period in 2016. This increase in selling, general and administrative expenses was primarily attributable to seventeen new retail stores that were not open in the prior comparable period, strategic investments into sales and marketing, and integration service fees billed by CGM to 5.11 ($1.2 million in 2016 compared to $2.3 million in 2017).
Loss from operations
Loss from operations for the year ended December 31, 2017 was $7.1 million, a decrease of $3.3 million when compared to the same period in 2016, primarily due to the amortization of the inventory step-up resulting from the purchase price allocation, as well as the other factors noted above.
Pro Forma Year ended December 31, 2016 compared to Pro Forma Year ended December 31, 2015
Net sales
Net sales for the year ended December 31, 2016 were $295.3 million, an increase of $10.8 million, or 3.8%, compared to the same period in 2015. Base revenues, which are considered all revenues outside of direct-to-agency business, increased $15.8 million, or 6% over the comparable period. This increase was driven primarily by growing demand in the consumer wholesale channel, which increased 11% due to strong sell-through in the outdoor and sporting goods accounts. Retail and e-commerce revenues grew 131% and 20%, respectively. Retail revenues grew due to six new store openings since January 2015 (bringing the total store count to ten as of December 31, 2016), and a comparable store sales increase of 16%. Direct-to-agency sales decreased $5.7 million in fiscal year 2016 compared to 2015, primarily as a result of a significant contract that shipped in the third quarter of 2015 but did not recur in 2016.
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
Results of Operations
In the following results of operations, we provide comparative results of operations for Crosman for the years ended December 31, 2017 and 2016 as if we had acquired the business on January 1, 2016, including relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable.

	Year ended December 31,
	2017	2016
(in thousands)	(Pro forma)	(Pro forma)
Net sales	$120,033	$118,736
Cost of sales (1)	92,392	87,009
Gross profit	27,641	31,727
Selling, general and administrative expenses (2)	18,636	15,660
Management fees (3)	500	500
Amortization of intangibles (4)	4,749	4,658
Income from operations	$3,756	$10,909
Pro forma results of operations of Crosman for the years ended December 31, 2017 and December 31, 2016 include the following pro forma adjustments, applied to historical results as if we had acquired Crosman on January 1, 2016:
(1) Cost of sales was decreased by $0.2 million for the year ended December 31, 2017, and $0.6 million for the year ended December 31, 2016, to reflect the increase in the depreciable lives for machinery and equipment.

(2) Selling, general and administrative expense was increased by $0.4 million for the year ended December 31, 2017, and $0.8 million for the year ended December 31, 2016, to reflect stock compensation expense related to profit interests that have been granted to Crosman employees as a result of the acquisition.
(3) Represents management fees that would have been payable to the Manager in the years ended December 31, 2017 and 2016.
(4) Represents amortization of intangible assets in the years ended December 31, 2017 and 2016 associated with the allocation of the fair value of intangible assets resulting from the purchase price allocation in connection with our acquisition.
Pro Forma Year ended December 31, 2017 compared to the Pro Forma Year ended December 31, 2016
Net sales
Net sales for the year ended December 31, 2017 were $120.0 million compared to net sales of $118.7 million for the year ended December 31, 2016, an increase of $1.3 million or 1.1%. The increase in net sales for the year ended December 31, 2017 is primarily due to growth in the archery products category and an add-on acquisition during the third quarter of 2017.
Cost of sales
Cost of sales for the year ended December 31, 2017 were $92.4 million, an increase of $5.4 million as compared to the comparable period in 2016. Cost of sales for the year ended December 31, 2017 includes $3.3 million in expense related to the inventory step-up resulting from the purchase price allocation for Crosman. Excluding the effect of the inventory step-up, gross profit as a percentage of sales was 25.8% for the year ended December 31, 2017 as compared to 26.7% for the year ended December 31, 2016 due to the mix of products sold during the two periods.
Selling general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2017 was $18.6 million, or 15.5% of net sales compared to $15.7 million, or 13.2% of net sales, for the year ended December 31, 2016. Selling, general and administrative expense for the year ended December 31, 2017 includes $1.8 million in transaction costs paid in relation to the acquisition of Crosman in June 2017 and an add-on acquisition at Crosman completed during the third quarter of 2017, as well as $0.7 million in integration services fees paid or payable to CGM. Excluding the transaction costs and integration services fee from the selling, general and administrative expense, there was no material change in expense items.
Income from operations
Income from operations for the year ended December 31, 2017 was $3.8 million, a decrease of $7.2 million when compared to income from operations of $10.9 million for the comparable period in 2016, based on the factors described above.

Ergobaby
Overview
Ergobaby, headquartered in Los Angeles, California, is a designer, marketer and distributor of wearable baby carriers and accessories, blankets and swaddlers, nursing pillows, and related products.  Ergobaby primarily sells its Ergobaby and Baby Tula branded products through brick-and-mortar retailers, national chain stores, online retailers, its own websites and distributors and derives approximately 61% of its sales from outside of the United States.
On November 18, 2011, Ergobaby acquired Orbit Baby for approximately $17.5 million. Orbit Baby produced and marketed a luxury line of strollers and car seats that utilized a patented hub ring to allow parents to easily move car seats from car seat bases to stroller frames in an instant without the need for any additional components. During the second quarter of 2016, Ergobaby's board of directors approved a plan to dispose of the Orbit Baby product line and in the fourth quarter of 2016, most of the Orbit Baby tooling and intellectual property was sold to Orbit Baby’s Korean distributor. Ergobaby recognized a net loss on the disposal of the Orbit Baby assets of $5.9 million during 2016.
On May 12, 2016, Ergobaby acquired membership interests of New Baby Tula LLC (“Baby Tula”) for approximately $73.8 million, excluding a potential earn-out payment. Baby Tula designs, markets and distributes baby carriers and accessories. The results of operations of Baby Tula are included from the date of acquisition.

Results of Operations
The table below summarizes the results of operations for Ergobaby for the fiscal years ended December 31, 2017, 2016 and 2015.

	Year ended December 31,
(in thousands)	2017	2016	2015
Net sales	$102,969	$103,348	$86,506
Cost of sales	34,024	39,962	30,070
Gross profit	68,945	63,386	56,436
Selling, general and administrative expenses	33,359	37,703	31,296
Management fees	500	500	500
Amortization of intangibles	10,583	2,133	2,483
Loss on disposal of assets	—	5,899	—
Income from operations	$24,503	$17,151	$22,157

Year ended December 31, 2017 compared to the Year ended December 31, 2016
Net sales
Net sales for the year ended December 31, 2017 were $103.0 million, a decrease of $0.4 million or 0.4% compared to the same period in 2016. Net sales from Baby Tula for the year ended December 31, 2017 were $22.4 million, compared to $16.3 million in sales in the post-May acquisition period in 2016. During the year ended December 31, 2017, international sales were approximately $62.6 million, representing an increase of $5.2 million over the corresponding period in 2016. International sales of baby carriers and accessories increased by approximately $7.2 million and international sales of infant travel systems decreased by approximately $1.4 million during the year ended December 31, 2017 as compared to the comparable period in 2016. Baby Tula international sales during the year ended December 31, 2017 increased $3.3 million from the corresponding period in 2016. Domestic sales were $40.4 million during the year ended December 31, 2017, reflecting a decrease of $6.4 million compared to the corresponding period in 2016. The decrease in domestic sales is attributable to a $6.1 million decrease in domestic infant travel systems and accessories sales, a $2.1 million decrease in sales of Ergo branded baby carrier and accessories to national and specialty retail accounts, partially offset by a $1.8 million increase in Baby Tula domestic sales. The decrease in baby carrier and accessories sales was attributable to the overall weakness in the U.S. retail market during 2017, as well as the bankruptcy of a large national retailer. The decrease in infant travel systems and accessories sales was primarily attributable to exiting the Orbit Baby business during 2016. Baby carriers, sleep products and accessories represented 100% of sales in 2017 compared to 93% in 2016.
Cost of sales
Cost of sales was approximately $34.0 million for the year ended December 31, 2017 as compared to $40.0 million for the year ended December 31, 2016, a decrease of $5.9 million. Cost of sales for the year ended December 31, 2016 included expense of $4.7 million related to the inventory step-up at Baby Tula resulting from the purchase price allocation. Gross profit as a percentage of sales was 67.0% for the year ended December 31, 2017 compared to 61.3% for the same period in 2016. Excluding the step-up in inventory at Baby Tula 2016, gross margin would have been 66.0% in the prior year.
Selling, general and administrative expenses
Selling, general and administrative expense for the year ended December 31, 2017 decreased to approximately $33.4 million or 32.4% of net sales compared to $37.7 million or 36.5% of net sales for the same period of 2016. The $4.3 million decrease in the year ended December 31, 2017 compared to the same period in 2016 was primarily attributable to the reversal of the fair value of the contingent consideration related to Ergobaby's acquisition of Baby Tula. The contingent consideration related to the acquisition of Baby Tula had a fair value of $3.8 million and was reversed as of December 31, 2017, when the metrics related to the earnout were not met. The decrease in expense was also due to lower professional fees and marketing expenses, due to the timing of marketing spend, and to lower acquisition costs, related to the 2016 Baby Tula acquisition.
Amortization of intangible assets
Amortization of intangible assets increased $8.5 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 due primarily to the amortization of intangible assets associated with the acquisition of Baby Tula in the prior year.

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
Income from operations
Income from operations for the year ended December 31, 2017 increased $7.4 million, to $24.5 million, compared to $17.2 million for the same period of 2016, primarily as a result of the factors described above, and the prior year loss on disposal of assets.
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

Liberty Safe
Overview
Based in Payson, Utah and founded in 1988, Liberty Safe is the premier designer, manufacturer and marketer of home, office and gun safes in North America. From its over 314,000 square foot manufacturing facility, Liberty Safe produces a wide range of home, office and gun safe models in a broad assortment of sizes, features and styles ranging from an entry level product to good, better and best products. Products are marketed under the Liberty brand, as well as a portfolio of licensed and private label brands, including Cabela’s, Case IH and John Deere. Liberty Safe’s products are the market share leader and are sold through an independent dealer network (“Dealer sales”) in addition to various sporting goods, farm and fleet and home improvement retail outlets (“Non-Dealer Sales”). Liberty Safe has the largest independent dealer network in the industry, with more than 50% of Liberty's sales in the last two years coming from the Dealer network.
Results of Operations
The table below summarizes the results of operations for Liberty Safe for the full fiscal years ended December 31, 2017, and 2016 and 2015.

	Year ended December 31,
(in thousands)	2017	2016	2015
Net sales	$91,956	$103,812	$101,146
Cost of sales	66,311	74,305	73,935
Gross profit	25,645	29,507	27,211
Selling, general and administrative expenses	15,361	14,737	13,081
Management fees	500	500	500
Amortization of intangibles	309	1,036	1,772
Income from operations	$9,475	$13,234	$11,858
Year ended December 31, 2017 compared to the Year ended December 31, 2016
Net sales
Net sales for the year ended December 31, 2017 decreased approximately $11.9 million or 11.4%, to $92.0 million, compared to the corresponding period ended December 31, 2016. Non-Dealer sales were approximately $42.3 million in 2017 compared to $52.5 million in 2016, representing a decrease of $10.2 million or 19.4%. Dealer sales totaled approximately $49.5 million in the year ended December 31, 2017 compared to $51.3 million in the same period in 2016, representing a decrease of $1.8 million or 3.5%. The decrease in sales is attributable to lower overall market demand during the current year as compared to 2016, when uncertainty surrounding the 2016 domestic elections and regulatory environment led to an increased level of demand for safes. The non-dealer channel also saw a decrease in sales due to the bankruptcy of a large outdoor retailer in the first quarter of 2017. Liberty Safe’s sales backlog was approximately $6.2 million at December 31, 2017 compared to approximately $8.4 million at December 31, 2016.
Cost of sales
Cost of sales for the year ended December 31, 2017 decreased approximately $8.0 million when compared to the same period in 2016. Gross profit as a percentage of net sales totaled approximately 27.9% in 2017 compared to 28.4% in 2016. The decrease in gross profit as a percentage of sales during the year ended December 31, 2017 compared to the same period in 2016 is attributable primarily to higher material costs related to the cost of steel, which is Liberty's primary raw material, partially offset by gains in manufacturing efficiencies.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2017 increased to approximately $15.4 million or 16.7% of net sales compared to $14.7 million or 14.2% of net sales for the same period of 2016. The $0.6 million increase is primarily attributable to a $1.9 million reserve established against the outstanding accounts receivable of a retail customer that filed for bankruptcy in the first quarter of 2017, offset by a reduction in administrative expenses.
Income from operations
Income from operations decreased $3.8 million during the year ended December 31, 2017 to $9.5 million compared to income from operations of $13.2 million during the same period in 2016, principally as a result of the decrease in sales and gross profit in 2017, as described above.

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
Results of Operations
The table below summarizes the results of operations for Manitoba Harvest for the years ended December 31, 2017 and 2016, and the pro forma results of operations for Manitoba Harvest for the full fiscal year ended December 31, 2015.

	Year ended December 31,
	2017	2016	2015
(in thousands)			(Pro forma)
Net sales	$55,699	$59,323	$40,586
Cost of sales	30,598	32,818	20,268
Gross profit	25,101	26,505	20,318
Selling, general and administrative expense (1)	21,092	21,326	19,425
Fees to manager (2)	350	350	350
Amortization of intangibles (3)	4,530	4,508	3,676
Impairment expense	8,461	—	—
Income (loss) from operations	$(9,332)	$321	$(3,133)

Pro forma results of operations of Manitoba Harvest for the year ended December 31, 2015 include the following pro forma adjustments, applied to historical results as if we had acquired Manitoba Harvest January 1, 2015:
(1) Selling, general and administrative expenses were increased by $0.6 million in the year ended December 31, 2015 to reflect stock compensation expense for stock options granted to Manitoba Harvest employees as of the date of acquisition.
(2) Represents Management fees that would have been payable to the Manager in each of the periods presented.
(3) Represents an increase in amortization expense totaling approximately $2.0 million in the year ended December 31, 2015 for amortization expense associated with the allocation of the purchase price for Manitoba Harvest to definite lived intangible assets.
Year ended December 31, 2017 compared to the Year ended December 31, 2016
Net sales
Net sales for the year ended December 31, 2017 were approximately $55.7 million, a decrease of $3.6 million, or 6.1%, compared to the same period in 2016. Manitoba Harvest experienced declines in bulk hemp seed ingredient sales to international markets in the current year, which was partially offset by growth in their Canadian retail, U.S. club and online businesses, driven by sales of branded hemp heart products and hemp oil.
Cost of sales
Cost of sales for the year ended December 31, 2017 were approximately $30.6 million compared to approximately $32.8 million for the year ended December 31, 2016. Gross profit as a percentage of sales increased to 45.1% for the year ended December 31, 2017 from 44.7% for the year ended December 31, 2016, primarily due to the decrease in sales of ingredients, which have historically had lower margins than the branded Manitoba Harvest products. Gross profit margins in our branded business increased due to improving product mix and lower material costs. Gross profit margins in our ingredient business declined due to a more competitive pricing environment and less fixed cost leverage.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2017 decreased to approximately $21.1 million or 37.9% of net sales compared to $21.3 million or 35.9% of net sales for the same period of 2016. The $0.2 million decrease in 2017 compared to 2016 is primarily due to lower customer shipping costs, and more efficient field selling operations.
Impairment expense
Manitoba Harvest performed an interim impairment test of goodwill and its indefinite lived trade name in the fourth quarter of 2017, which resulted in the recording of preliminary impairment expense of $8.5 million. $6.2 million of the impairment expense related to goodwill, and $2.3 million of the impairment expense related to the Manitoba Harvest trade name. We expect to finalize the impairment test in the first quarter of 2018.
Income (loss) from operations
Loss from operations for the year ended December 31, 2017 was approximately $9.3 million, as compared to income of $0.3 million for the same period in 2016, based on the factors described above.

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
Niche Industrial Businesses
Advanced Circuits
Overview
Advanced Circuits is a provider of small-run, quick-turn and volume production PCBs to customers throughout the United States. Historically, small-run and quick-turn PCBs have represented approximately 50% to 54% of Advanced Circuits’ gross revenues. Small-run and quick-turn PCBs typically command higher margins than volume production PCBs given that customers require high levels of responsiveness, technical support and timely delivery of small-run and quick-turn PCBs and are willing to pay a premium for them. Advanced Circuits is able to meet its customers’ demands by manufacturing custom PCBs in as little as 24 hours, while maintaining over 98.0% error-free production rates and real-time customer service and product tracking 24 hours per day.
Results of Operations
The table below summarizes the statement of operations for Advanced Circuits for the fiscal years ending December 31, 2017, 2016 and 2015.

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net sales	$87,782	$86,041	$87,532
Cost of sales	47,898	47,997	48,201
Gross profit	39,884	38,044	39,331
Selling, general and administrative expenses	14,565	13,579	13,636
Management fees	500	500	500
Amortization of intangibles	1,244	1,247	1,051
Income from operations	$23,575	$22,718	$24,144
Year ended December 31, 2017 compared to Year ended December 31, 2016
Net sales
Net sales for the year ended December 31, 2017 were approximately $87.8 million compared to approximately $86.0 million for the same period in 2016, an increase of approximately $1.7 million or 2.0%. The increase in net sales during the year ended December 31, 2017 was due to increased sales in Quick-Turn Production PCBs by approximately $1.5 million, Long-Lead Time PCBs by approximately $0.5 million, Subcontract by approximately $0.6 million, and a decrease in promotions by approximately $0.4 million. This was partially offset by decreases in Assembly by approximately $0.3 million and Quick-Turn Small-Run PCBs by approximately $1.0 million. On a consolidated basis, Quick-Turn Small-Run PCBs comprised approximately 20.4% of gross sales and Quick-Turn Production PCBs represented approximately 33.0% of gross sales for the twelve months ended December 31, 2017. Quick-Turn Small-Run PCBs comprised approximately 21.8% of gross sales and Quick-Turn Production PCBs represented approximately 31.8% of gross sales for the twelve months ended December 31, 2016.
Cost of sales
Cost of sales for the year ended December 31, 2017 decreased approximately $0.1 million compared to the comparable period in 2016. Gross profit as a percentage of sales increased 120 basis points during the year ended December 31, 2017 (45.4% in 2017 compared to 44.2% in 2016) primarily as a result of sales mix.
Selling, general and administrative expense
Selling, general and administrative expenses were approximately $14.6 million in the year ended December 31, 2017 as compared to $13.6 million in the year ended December 31, 2016, an increase of approximately $1.0 million. The increase in selling, general and administrative expense is primarily due to growth within financial, sales, and production management in the current year. Selling, general and administrative expenses represented 16.6% of net sales for the year ended December 31, 2017 compared to 15.8% of net sales in 2016.
Income from operations
Income from operations for the year ended December 31, 2017 was approximately $23.6 million compared to $22.7 million in the same period in 2016, an increase of approximately $0.9 million, as a result of the factors described above.
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
Arnold
Overview
Headquartered in Rochester, New York, Arnold serves a variety of markets including aerospace and defense, motorsport/ automotive, oil and gas, medical, general industrial, energy, reprographics and advertising specialties. Over the course of 100+ years, Arnold has successfully evolved and adapted our products, technologies, and manufacturing presence to meet the demands of current and emerging markets. Arnold has expanded globally and built strong relationships with our customers worldwide. As a result, Arnold has led the way in our chosen industries with new materials and solutions that empower our customers to develop next generation technologies. Arnold is the largest and, we believe, the most technically advanced U.S. manufacturer of engineered magnetic systems. Arnold is one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. Arnold serves customers and generates revenues via three business units:

•
PMAG - Permanent Magnet and Assemblies Group- Arnold’s high performance permanent magnets have a wide variety of applications, from electric motors on military ships, military and commercial aircraft, and motorsport to pump couplings, batteries, solar panels and NMR Equipment.

•
Precision Thin Metals - Produces thin and ultra-thin alloys that improve the power density of motors, transformers, batteries and many other applications in automotive, aerospace, energy exploration, industrial and medical markets.

•
Flexmag™ - The highest quality flexible magnetic sheet and strip for over a quarter of a century. Flexmag products cover a wide range of applications, from industrial, automotive and medical applications to signage and displays, to novelty items.

Arnold is also a 50% partner in a China rare earth mine-to-magnet joint venture. Arnold accounts for its activity in the joint venture utilizing the equity method of accounting. Gains and losses from the joint venture were not material during the years ended December 31, 2017, 2016, or 2015.
Arnold operates 9 manufacturing facilities worldwide split under the three business units shown above but functions as one company and one team.
Results of Operations
The table below summarizes the results of operations for Arnold for the fiscal years ending December 31, 2017, 2016 and 2015.

	Year ended December 31,
(in thousands)	2017	2016	2015
Net sales	$105,580	$108,179	$119,994
Cost of sales	78,863	84,475	93,559
Gross profit	26,717	23,704	26,435
Selling, general and administrative expenses	19,583	16,602	14,828
Management fees	500	500	500
Amortization of intangibles	3,463	3,523	3,523
Impairment expense	8,864	16,000	—
(Loss) income from operations	$(5,693)	$(12,921)	$7,584

Year ended December 31, 2017 compared to Year ended December 31, 2016
Net sales
Net sales for the year ended December 31, 2017 were approximately $105.6 million, a decrease of $2.6 million compared to the same period in 2016. The decrease in net sales is primarily a result of decreases in the PMAG ($2.1 million), and Flexmag ($1.5 million) product sectors. PMAG sales represented 72% of net sales in each of the years ended December 31, 2017 and 2016. The decrease in PMAG sales is mainly attributable to lower sales of reprographic products. The decrease in Flexmag sales during the year ended December 31, 2017 compared to the same period in 2016 is largely due to decreased customer demand. International sales were $42.3 million and $42.0 million for the years ended December 31, 2017 and 2016, respectively.
Cost of sales
Cost of sales for the year ended December 31, 2017 were approximately $78.9 million compared to approximately $84.5 million in the same period of 2016. Gross profit as a percentage of sales increased from 21.9% in 2016 to 25.3% in 2017 despite lower sales. The increase is principally attributable to an increase in Precision Thin Metals margins partially offset by the impact of PMAG volume reductions. Flexmag margin in 2017 was consistent with 2016.
Selling, general and administrative expense
Selling, general and administrative expense in the year ended December 31, 2017 was $19.6 million as compared to approximately $16.6 million for the year ended December 31, 2016. The increase in expense is primarily attributable to a one-time increase in legal, professional and environmental fees.
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
Loss from operations
Arnold had a loss from operations for the year ended December 31, 2017 of approximately $5.7 million, as compared to a loss from operations of $12.9 million for the year ended December 31, 2016, with the loss in both years primarily as a result of the impairment expense.
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

Impairment expense
The Company performed interim goodwill impairment testing on the three reporting units of Arnold as of December 31, 2016. The results of the impairment test (step 1) indicated that the goodwill associated with the PMAG reporting unit was impaired. The Company developed an estimated range of the potential goodwill impairment at PMAG of between $14 million and $19 million, and has recorded impairment expense of $16 million at December 31, 2016. The result of the Step 2 analysis was recorded in the first quarter of 2017.

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
Clean Earth completed two add-on acquisitions during the second quarter of 2016, Phoenix Soil and EWS, and a small add-on acquisition in March 2017, AERC. The results of operations for the add-on acquisitions have been included in Clean Earth's results from the date of acquisition through the end of the reporting period.
Results of Operations
The table below summarizes the results of operations for Clean Earth for the fiscal years ended December 31, 2017, 2016 and 2015.

	Year ended December 31,
(in thousands)	2017	2016	2015
Net service revenues	$211,247	$188,997	$175,386
Cost of revenues	150,028	134,667	125,178
Gross profit	61,219	54,330	50,208
Selling, general and administrative expenses	35,875	30,018	26,512
Management fees	500	500	500
Amortization of intangibles	12,807	12,578	12,183
Loss on disposal of assets	—	3,305	—
Income from operations	$12,037	$7,929	$11,013

Year ended December 31, 2017 compared to the Year ended December 31, 2016
Service revenues
Service revenues for the year ended December 31, 2017 were approximately $211.2 million, an increase of $22.3 million or 11.8% compared to the same period in 2016. The increase in service revenues is principally due to two acquisitions in 2016 and one in 2017. For the year ended December 31, 2017, contaminated soil volumes increased 11% as compared to the same period last year principally attributable to commercial development activity in the New York City area, and the acquisition of Phoenix Soil in April 2016. Revenue from dredged material decreased during 2017 as compared to 2016 due to the timing and flow of new maintenance contracts in our core markets. Contaminated soils represented approximately 55% of net sales for both the years ended December 31, 2017 and 2016.

Cost of revenues
Cost of services for the year ended December 31, 2017 were approximately $150.0 million compared to approximately $134.7 million in the same period of 2016, an increase of $15.4 million, primarily as a result of the two acquisitions in 2016 and one acquisition in 2017. Gross profit as a percentage of sales increased from 28.7% for the year ended December 31, 2016 to 29.0% for the year ended December 31, 2017.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2017 increased to approximately $35.9 million or 17.0% of service revenues compared to $30.0 million or 15.9% of service revenues for the same period in 2016. The $5.9 million increase in selling, general and administrative expenses in the year ended December 31, 2017 compared to 2016 is primarily attributable to Clean Earth's recent acquisitions.
Amortization expense
Amortization expense for the year ended December 31, 2017 was $12.8 million, an increase of $0.2 million compared to 2016.
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

Income from operations
Income from operations for the year ended December 31, 2017 was approximately $12.0 million as compared to income from operations of $7.9 million for the year ended December 31, 2016, an increase of $4.1 million, primarily as a result of the loss on disposal of assets related to the closure of Clean Earth's Williamsport site.
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
Cost of revenues
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
Sterno
Overview
Sterno, headquartered in Corona, California, is a manufacturer and marketer of portable food warming fuel and creative table lighting solutions for the food service industry. Sterno offers a broad range of wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through their Sterno Products division. In January 2016, Sterno acquired Northern International, Inc. ("Sterno Home"), which sells flameless candles and outdoor lighting products through the retail segment.
Results of Operations
The table below summarizes the results of operations for Sterno for the fiscal years ended December 31, 2017, 2016 and 2015.

	Year ended December 31,
(in thousands)	2017	2016	2015
Net sales	$226,110	$218,817	$139,991
Cost of sales	170,355	158,722	104,372
Gross profit	55,755	60,095	35,619
Selling, general and administrative expenses	28,662	34,362	16,596
Management fee	500	500	500
Amortization of intangibles	7,399	6,434	5,323
Income from operations	$19,194	$18,799	$13,200
Year ended December 31, 2017 compared to the Year ended December 31, 2016
Net sales
Net sales for the year ended December 31, 2017 were approximately $226.1 million, an increase of $7.3 million or 3.3% compared to the same period in 2016. The increase in net sales is a result of the acquisition of Sterno Home in January 2016, partially offset by sales shortfall at Sterno Home's candle division due to reduced demand and non-repeating orders. Sterno Home had net sales of $9.0 million in the period prior to acquisition in January 2016.
Cost of sales
Cost of sales for the year ended December 31, 2017 were approximately $170.4 million compared to approximately $158.7 million in the same period of 2016. Gross profit as a percentage of sales decreased from 27.5% for the year ended December 31, 2016 to 24.7% for the same period ended December 31, 2017. The decrease in gross margin during 2017 primarily reflects an increase in chemical material costs, and a reclassification of certain expenses at Sterno Home from selling, general and administrative expense to cost of goods sold. The reclassification was approximately $3.2 million and was made to align costs related to quality assurance and engineering with the classification used by Sterno Products.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2017 was approximately $28.7 million as compared to $34.4 million in the year ended December 31, 2016, a decrease of $5.7 million or 16.6%. Selling, general and administrative expense represented 12.7% of net sales for the year ended December 31, 2017 as compared to 15.7% of net sales for the same period in 2016. The decrease as a percentage of net sales in 2017 as compared to the same period in 2016 reflects the increase in sales during the period and Sterno Home reorganization efforts to reduce staff, as well as the reclassification of certain expenses related to Sterno Home from selling, general and administrative expense to cost of goods sold. The reclassification was approximately $3.2 million and was made to align costs related to quality assurance and engineering with the classification used by Sterno Products. Sterno also recognized a reversal of the fair value of the contingent consideration related to the acquisition of Sterno Home $1.0 million in the fourth quarter of 2017.
Income from operations
Income from operations for the year ended December 31, 2017 was approximately $19.2 million, a decrease of $0.4 million when compared to the same period in 2016, due primarily to the increase in material costs in 2017 as described above.
Year ended December 31, 2016 compared to the Year ended December 31, 2015
Net sales
Net sales for the year ended December 31, 2016 were approximately $218.8 million, an increase of $78.8 million or 56.3% compared to the same period in 2015. The increase in net sales is a result of the acquisition of Sterno Home in January 2016 ($74.6 million in net sales), offset by the timing of stocking programs of key Sterno customers.
Cost of sales
Cost of sales for the year ended December 31, 2016 were approximately $158.7 million compared to approximately $104.4 million in the same period of 2015. The increase in cost of sales was primarily due to the acquisition of Sterno Home. Gross profit as a percentage of sales increased from 25.4% for the year ended December 31, 2015 to 27.5% for the same period ended December 31, 2016. The increase in gross margin during the year ended December 31, 2016 primarily reflects a favorable margin mix with the acquisition of Sterno Home, manufacturing efficiencies resulting from investment in automation and favorable trends in global commodity prices.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2016 and 2015 was approximately $34.4 million and $16.6 million, respectively. Selling, general and administrative expense represented 15.7% of net sales for the year ended December 31, 2016 as compared to 11.9% of net sales for the same period in 2015. The increase in selling, general and administrative expenses during the year ended December 31, 2016 reflects the acquisition of Sterno Home, which has historically had a higher selling, general and administrative expense as a percentage of revenue, as well as an increase in staffing to strengthen sales and marketing, and increased professional service costs associated with the acquisition of Sterno Home.
Income from operations
Income from operations for the year ended December 31, 2016 was approximately $18.8 million, an increase of $5.6 million when compared to the same period in 2015, due to those factors described above.

Liquidity and Capital Resources
The change in cash and cash equivalents is as follows:

	Year ended December 31,
(in thousands)	2017	2016	2015
Cash provided by operating activities	$81,771	$111,372	$84,548
Cash (used in) provided by investing activities	(77,278)	(363,021)	233,880
Cash provided by (used in) financing activities	(2,588)	208,726	(254,357)
Effect of exchange rates on cash and cash equivalents	(1,792)	(3,174)	(1,905)
(Decrease) increase in cash and cash equivalents	$113	$(46,097)	$62,166
Cash Flow from Operating Activities
2017
Cash flows provided by operating activities totaled approximately $81.8 million for the year ended December 31, 2017, which represents a decrease of $29.6 million compared to cash flow from operating activities of $111.4 million for the year ended December 31, 2016. Cash used in operating activities for working capital for the year ended December 31, 2017 was $40.4 million as compared to cash provided by working capital of $18.5 million for the year ended December 31, 2016. The increase was primarily due to cash used for inventory by our branded consumer businesses during 2017, as well as a full year of operations at 5.11 (acquired in August 2016) and the acquisition of Crosman in June 2017. The change in cash used to purchase inventory in 2017 was approximately $31.1 million as compared to the prior year, with $29.8 million of the variance related to the branded consumer businesses.
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
2015
For the year ended December 31, 2015, on a consolidated basis, cash flows provided by operating activities (from both continuing and discontinued operations) totaled $84.5 million, which represents a $13.9 million increase compared to the year ended December 31, 2014. Cash from operating activities of continuing operations was $69.0 million in 2015 compared to $36.2 million in 2014. Cash from operating activities of discontinued operations was $15.5 million in 2015 compared to $34.4 million in 2014. The increase in cash from operating activity of continuing activities is principally the result of changes in working capital primarily resulting from our 2014 acquisitions of Clean Earth and Sterno in the third and fourth quarter of 2014, respectively, and the acquisition of Manitoba Harvest in July 2015, and the increased operating income year over year as a result of these acquisitions.
Cash Flow from Investing Activities
2017
Cash flows used in investing activities totaled approximately $77.3 million, compared to $363.0 million used in investing activities during the year ended December 31, 2016, a decrease of $285.7 million. During 2016, we completed our acquisition of 5.11 in August, and several add-on acquisitions including the acquisition of Baby Tula by Ergobaby and Sterno Home by Sterno for a total of $536.2 million in cash investment, while in 2017, our total cash paid for acquisitions of $165.0 million related to our acquisition of Crosman and two smaller add-on acquisitions. Capital expenditures in the year ended December 31, 2017 increased $20.8 million, due primarily to expenditures at our 5.11 business related to investments in various infrastructure and systems projects to position them for future growth. We expect capital expenditures for fiscal year 2018 to be approximately $45 million to $55 million. The cash paid for acquisitions and capital expenditures was offset in both years by proceeds from the sale of our investment in FOX, $136.1 million in 2017 and $182.5 million in 2016, as well as the sale of our Tridien business in 2016. The sale of our FOX shares in 2017 represented our remaining investment in FOX.

2016
Cash flows used in investing activities for the year ended December 31, 2016 totaled approximately $363.0 million, compared to $233.9 million provided by investing activities in the same period of 2015. The 2016 investing activities primarily reflect the acquisition of 5.11 in the third quarter and the add-on acquisition of Sterno Home, Baby Tula, Phoenix Soil and EWS ($536.2 million) and net proceeds from the sale of Tridien in September 2016 ($11.2 million in net proceeds). Capital expenditures from continuing operations in the year ended December 31, 2016 increased approximately $8.3 million, from $15.7 million in 2015 to $24.0 million in 2016. The increase in capital expenditures is attributable to our acquisition of 5.11 in August 2016, and additional investment in Sterno, Advanced Circuits and Liberty during 2016 compared to the prior year. The 2016 investing activities also reflect proceeds from the sale of FOX shares during the year of $182.5 million.
2015
Cash flows provided by investing activities for the year ended December 31, 2015 was $233.9 million compared to $424.8 million used in investing activities in the same period of 2014. The 2015 investing activities reflect the acquisition of Manitoba Harvest in the third quarter and the add-on acquisition of HOCI in the fourth quarter of 2015 ($130.3 million) and net proceeds from the sale of CamelBak in August 2015 and American Furniture in October 2015 ($385.5 million in the aggregate). Capital expenditures from continuing operations in the year ended December 31, 2015 increased approximately $5.7 million, from $15.7 million in 2014 to $24.0 million in 2015, with the increase primarily due to capital expenditures from our 2014 acquisitions, Clean Earth and Sterno.
Cash Flow from Financing Activities
2017
Cash flows used in financing activities totaled approximately $2.6 million for the year ended December 31, 2017, as compared to cash flows provided by financing activities of $208.7 million. Our financing cash flows in 2017 principally reflect the following:

•	The payments of our shareholder distributions of $86.3 million related to our common shares and $2.5 million related to our Series A Preferred Shares;

•	Distributions of $39.2 million paid during 2017 to Holders of the allocation interest related to the sale of our FOX shares;

•	Proceeds of $96.4 million from a preferred stock offering completed in June 2017; and

•	Net borrowings during the year of $31.9 million under our 2014 Credit Facility.
The decrease in cash flows from financing activities in 2017 as compared to 2016 is primarily due to the borrowings in the prior year related to the amendment of our credit facility, including borrowings under our 2016 Incremental Term Loan of $250 million, which was used to fund the acquisition of 5.11.
2016
Cash flows provided by financing activities totaled approximately $208.7 million during the year ended December 31, 2016 principally reflecting the following:

•	The payments of our shareholder distributions of $78.2 million in the year ended December 31, 2016;

•	Distributions of $23.6 million paid during 2016 to noncontrolling shareholders as a result of the Liberty and ACI recapitalizations;

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
2015
Cash flows used in financing activities for the year ended December 31, 2015 was $208.7 million, principally reflecting:

•	payment of our shareholder distribution ($78.2 million);

•	the payment of profit allocation to our Allocation Interest Holders of $17.7 million; and

•	the repayment of our 2014 Revolving Credit Facility using the net proceeds from the sale of CamelBak in the third quarter of 2015.
At December 31, 2017, we had approximately $39.9 million of cash and cash equivalents on hand. The majority of the cash held at corporate was held in checking and money market accounts at December 31, 2017. At the corporate level, cash balances are maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. The primary objective of our investment activities is the preservation of principal and minimizing risk. We do not hold any investments for trading purposes.
On January 25, 2018, we paid our fourth quarter 2017 common share distribution to our shareholders of $21.6 million, and on January 30, 2018 we paid our fourth quarter 2017 preferred share distribution of $1.8 million.
Total Liabilities and Intercompany loans to our businesses
The following table summarizes the total liabilities and intercompany debt of our business as of December 31, 2017:

(in thousands)	Intercompany Loans	Total Liabilities
5.11	$199,452	$259,168
Crosman	93,415	127,204
Ergobaby	66,648	83,411
Liberty	48,787	59,724
Manitoba Harvest	48,507	73,550
Advanced Circuits	91,418	110,977
Arnold	70,465	95,614
Clean Earth	168,575	232,004
Sterno	64,127	107,514
Total	$851,394	$1,149,166
Corporate and eliminations	(851,394)	(254,862)
	$—	$894,304
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
Subsequent to year end in January 2018, the Company completed a recapitalization at Sterno whereby the Company entered into an amendment to the intercompany loan agreement with Sterno (the "Sterno Loan Agreement"). The Sterno Loan

Agreement was amended to (i) provide for term loan borrowings of $56.8 million to fund a distribution to the Company, which owned 100% of the outstanding equity of Sterno at the time of the recapitalization, and (ii) extend the maturity dates of the term loans. In connection with the recapitalization, Sterno's management team exercised all of their vested stock options, which represented 58,000 shares of Sterno. The Company then used a portion of the distribution to repurchase the 58,000 shares from management for a total purchase price of $6.0 million. In addition, Sterno issued new stock options to replace the exercised option, thus maintaining the same percentage of fully diluted non-controlling interest that existed prior to the recapitalization. In February 2018, Sterno completed the acquisition of Rimports (refer to "Note T - Subsequent Events" for a description of the transaction) for a purchase price of approximately $145 million. Concurrent with the closing of the acquisition of Rimports, we amended the Sterno Loan Agreement to provide for the advance of additional term loans in the aggregate amount of $136 million, and revolving loans in the amount of $10 million.
During 2017, we granted three of our subsidiaries waivers or amendments to their intercompany credit agreement that waived certain financial covenants that the subsidiaries were in violation of under their intercompany credit agreements. As a result of significant investment in operational improvements to enhance its competitive position, including planned capital expenditures to reposition Arnold for future growth, we granted Arnold an amendment to their intercompany debt agreement effective the quarter ended June 30, 2017 that waived the default of their fixed charge coverage ratio and amended the covenant compliance levels through December 31, 2017. Additionally, due to significant capital expenditures related to the implementation of a new ERP system, warehouse expansion and retail roll out, we have granted 5.11 waivers under their intercompany debt agreement effective the quarter ended September 30, 2017 through December 31, 2018. The waivers permit 5.11 to increase its allowable capital expenditure limits and exclude certain capital expenditures associated with the ERP system and warehouse expansion from the calculation of the fixed charge coverage ratio. Manitoba Harvest was not in compliance with the financial covenants under their intercompany loan agreement at December 31, 2017, and we amended the Manitoba Harvest intercompany debt agreement to grant a waiver to them through December 31, 2018. Except as previously noted, all of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at December 31, 2017.
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
Investment in FOX
FOX is a designer, manufacturer and marketer of high performance suspension products used primarily on mountain bikes, off-road vehicles and trucks, snowmobiles and motorcycles. We purchased a controlling interest in FOX on January 4, 2008 for approximately $80.4 million. In August 2013, FOX completed an initial public offering of its common stock. FOX trades on the NASDAQ stock market under the ticker “FOXF”. We retained approximately 53% of the outstanding shares of FOX immediately subsequent to their initial public offering. After our sale of FOX common shares through an additional secondary offerings of FOX in July 2014, our ownership interest in FOX decreased to 41%. As a result of the decrease in ownership interest, we deconsolidated FOX and we began accounting for the investment in FOX at fair value using the equity method of accounting, with unrealized investment gains and losses reported in the consolidated statement of operations as gain (loss) from equity method investment. We sold additional common shares of FOX through FOX secondary offerings in March, August and November 2016. Subsequent to the November 2016 secondary offering, our ownership in FOX decreased to approximately 14%, and we no longer account for the investment in FOX as an equity method investment. We recorded an unrealized loss on the equity method investment of $5.6 million for the year ended December 31, 2016. The investment in FOX had a fair value of $141.8 million at December 31, 2016. On March 13, 2017, FOX closed on a secondary public offering of 5,108,718 shares of FOX common stock held by CODI, which represented CODI's remaining investment in FOX. CODI received $136.1 million in net proceeds as a result of the sale. We acquired a controlling interest in FOX in January 2008 for approximately $80.4 million. Our total net proceeds from the sale of shares of FOX was approximately $465.1 million.
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
In October 2017, the Company further amended the 2014 Credit Facility (the "First Refinancing Amendment") to, in effect, refinance the 2014 Term Loan and the 2016 Incremental Term Loan (together, the “Term Loans”). Pursuant to the First Refinancing Amendment, outstanding Term Loans at LIBOR Rate bear interest at LIBOR plus an applicable rate of 2.25% and outstanding Term Loans at Base Rate bear interest at Base Rate plus 1.25%. Prior to this amendment, the outstanding Term Loans bore interest at LIBOR plus 2.75% or Base Rate plus 1.75%.
At December 31, 2017, we had Letters of Credit totaling $0.6 million outstanding under the 2014 Revolving Credit Facility. We had approximately $507.4 million in borrowing base availability under this facility at December 31, 2017. Subsequent to year end, we completed the acquisitions of Foam Fabricators, Inc. on February 15, 2018 and Rimports, Inc. on February 26, 2018. We utilized our 2014 Revolving Credit Facility to finance the acquisitions, resulting in a borrowing base of availability of between $50 million and $75 million after completion of the acquisitions.
The following table reflects required and actual financial ratios as of December 31, 2017 included as part of the affirmative covenants in our 2014 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.5:1.0	2.82:1.00
Total Debt to EBITDA Ratio	less than or equal to 3.50:1.0	3.00:1.00
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
On September 12, 2014, we purchased an interest rate swap (“New Swap”) with a notional amount of $220 million effective April 1, 2016 through June 6, 2021. The agreement requires us to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At December 31, 2017, the New Swap had a fair value loss of $6.1 million, principally reflecting the present value of future payments and receipts under the agreement. $2.5 million of New Swap is reflected as a component of current liabilities and $3.6 million is reflected as a component of noncurrent liabilities in the consolidated balance sheet at December 31, 2017.
Interest Expense
We incurred interest expense totaling $27.8 million in the year ended December 31, 2017, as compared to $24.7 million in the year ended December 31, 2016 and $25.9 million for the year ended December 31, 2015. The components of interest expense in each of the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Interest on credit facilities	$23,940	$19,861	$17,590
Unused fee on Revolving Credit Facility	2,856	1,947	1,612
Amortization of original issue discount	1,037	802	671
Unrealized (gains) losses on interest rate derivatives (1)	(648)	1,539	5,662
Letter of credit fees	70	108	121
Other	538	415	286
Interest expense	$27,793	$24,672	$25,942
Average daily balance of debt outstanding	$597,114	$477,656	$443,348
Effective interest rate	4.7%	5.2%	5.9%

(1) On September 14, 2014, we purchased an interest rate swap (the “New Swap”) with a notional amount of $220 million effective April 1, 2016 through June 6, 2021. The agreement requires us to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At December 31, 2016 and 2015, this New Swap had a fair value of negative $10.7 million and $13.0 million, respectively, essentially reflecting the present value of future payments and receipts under the agreement and is reflected as a component of interest expense and other non-current liabilities. In the above table, we provide the effective interest rate on outstanding debt, which includes the mark-to-market loss on the New Swap. Refer to Note K - Derivative Instruments and Hedging Activities of the consolidated financial statements.
Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code which may impact, positively or negatively, the Company and our portfolio companies for taxable years ended December 31, 2017 and thereafter. The impact of many provisions of the Tax Act are unclear and subject to interpretation pending further guidance from the Internal Revenue Service. The ultimate impact of the Tax Act on the Company and its portfolio companies is dependent on ongoing review and analysis.
Among other important changes in the Tax Act, the tax rate on corporations was reduced from 35% to 21%; a limitation on the deduction of interest expense was enacted; certain tangible property acquired after September 27, 2017 will qualify for 100% expensing; gain from the sale of a partnership interest by a foreign person will be subject to U.S. tax to the extent that the partnership is engaged in a trade or business; a special deduction for qualified business income from pass-through entities was added; U.S. federal income taxes on foreign earnings was eliminated (subject to several important exceptions), and new provisions designed to tax currently global intangible low taxed income and a new base erosion anti-abuse tax were added.
For taxable years beginning after December 31, 2017, a deduction for interest will generally be allowed for any entity only up to 30% of adjusted taxable income (determined without regard to interest income or expense) plus the amount of interest income. Only interest income and expense incurred in a trade or business is taken into account, i.e., investment interest income and deductions are ignored. For partnerships, the limitation is applied at the partnership level and then adjustments are made at the partner level to avoid double counting and to allow an owner to use any excess income in calculating the interest deduction at his or her level. It is not expected that the provision will limit the deduction of interest by the Company for 2018 but it may impact the deduction for certain of the portfolio companies.
Although the Trust and the Company are treated as partnerships for U.S. federal income tax purposes, and therefore not subject to net income tax, for U.S. GAAP purposes, we consolidate the results of our businesses in which we own or control more than a 50% share of the voting interest. We have made a reasonable estimate of the effects of the Tax Act on the existing deferred tax balances and the one-time transition tax. We have substantially completed our accounting for the revaluation of our net U.S. federal deferred tax liabilities and recorded a tax benefit of approximately $34.7 million in the fourth quarter of 2017. The one-time transition tax under the Tax Act is based on earnings and profits ("E&P") that were previously deferred from U.S. income taxes. For the year ended December 31, 2017, the provision for income taxes includes provisional tax expense of $4.9 million related to the one-time transition tax liability of our foreign subsidiaries. We have not completed the calculation of the total E&P for these foreign subsidiaries and expect to refine our calculations as additional analysis is completed. In addition, the Company's estimates may be affected as additional regulatory guidance is issued with respect to the Tax Act. Any adjustments to the provisional amounts will be recognized as a component of the provision for income taxes in the period in which such adjustments are determined within the annual period following the enactment of the Tax Act.
We recorded an income tax benefit of $40.7 million with an annual effective rate of (549.2)% during the year ended December 31, 2017, $9.5 million in income tax expense with an annual effective tax rate of 15% during the year ended December 31, 2016, and $15.0 million in income tax expense with an effective tax rate of 62.5% during the year ended December 31, 2015. Our gains and losses incurred at the Company's parent, which is an LLC, are not tax deductible at the corporate level as those costs are passed through to the shareholders. During 2015, the effective rate is therefore increased as a result of the gain on sale of businesses.

The components of our income tax (benefit) expense as a percentage of income from continuing operations before income taxes for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Year ended December 31,
	2017	2016	2015
United States Federal Statutory Rate	(35.0)%	35.0%	35.0%
State income taxes (net of Federal benefits)	(6.5)	0.6	6.5
Foreign income taxes	(18.4)	1.5	1.2
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	(3.3)	3.6	29.1
Impairment expense	69.4	—	—
Effect of gain on investment in FOX	26.6	(41.2)	(6.6)
Impact of subsidiary employee stock options	9.9	1.3	1.3
Domestic production activities deduction	(8.4)	(0.9)	(3.2)
Non-deductible acquisition costs	4.6	1.9	—
Effect of undistributed foreign earnings	(18.7)	4.2	—
Non-recognition of NOL carryforwards at subsidiaries	(18.1)	3.6	(6.1)
Adjustments to uncertain tax positions (2)	(124.0)	—	—
Utilization of tax credits	(40.1)	(0.7)	(1.1)
Effect of Tax Act - remeasurement of deferred tax assets and liabilities (3)	(468.0)	—	—
Effect of Tax Act - transition tax on non-U.S. subsidiaries' earnings (3)	65.6	—	—
Other	15.2	6.1	6.4
Effective income tax rate	(549.2)%	15.0%	62.5%

(1)	The effective income tax rate for each of the years presented includes losses at the Company’s parent, which is taxed as a partnership.

(2)
Represents the effect of the reversal of an uncertain tax position at our 5.11 business that existed as of the acquisition date and was settled during the fourth quarter of 2017, resulting in a tax benefit of $9.2 million in our 2017 tax provision.

(3)
The effect of the enactment of the Tax Act on our tax provision for the year ended December 31, 2017 was a benefit of $34.7 million related to the reduction in the U.S. federal corporate income tax rate from 35% to 21%, and tax expense of $4.9 million related to the one-time transition tax liability of our foreign subsidiaries. Our income before income taxes for 2017 was $7.4 million, and as a result, the effect from the Tax Act on the reconciliation in the table above was significant.

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
Adjusted EBITDA – Is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by: (i) non-controlling shareholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting, due diligences, etc.) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805; (iii) management fees, which reflect fees due quarterly to our Manager in connection with our MSA; (iv) impairment charges, which reflect write downs to goodwill or other intangible assets; (v) gains or losses recorded in connection with changes in the fair value of our investment in FOX; (vi) gains or losses recorded in connection with the sale of fixed assets; and (vii) gains or losses recognized upon the sale of a business.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Year ended December 31, 2017

	Corporate	5.11	Crosman	Ergobaby	Liberty	Manitoba Harvest	Advanced Circuits	Arnold	Clean Earth	Sterno	Consolidated
Net income (loss)	$(4,577)	$(9,405)	$7,634	$16,674	$4,861	$(12,359)	$17,503	$(10,740)	$13,309	$10,712	$33,612
Adjusted for:
Provision (benefit) for income taxes	—	(12,492)	(11,274)	917	531	(1,469)	(2,518)	(2,337)	(15,469)	3,432	(40,679)
Interest expense, net	27,047	53	167	—	—	41	(12)	—	327	—	27,623
Intercompany interest	(66,811)	14,521	4,590	5,990	4,029	4,150	8,171	6,996	13,468	4,896	—
Depreciation and amortization	2,150	40,393	7,878	12,042	1,742	6,458	3,578	6,821	22,128	11,868	115,058
EBITDA	(42,191)	33,070	8,995	35,623	11,163	(3,179)	26,722	740	33,763	30,908	135,614
Gain on sale of business	(340)	—	—	—	—	—	—	—	—	—	(340)
(Gain) loss on sale of fixed assets	—	(160)	43	—	46	(244)	(4)	(7)	(40)	216	(150)
Non-controlling shareholder compensation	—	2,301	508	698	17	996	23	191	1,553	740	7,027
Acquisition expenses	—	—	1,836	—	—	—	—	—	—	214	2,050
Impairment expense	—	—	—	—	—	8,461	—	8,864	—	—	17,325
Loss on equity method investment	5,620	—	—	—	—	—	—	—	—	—	5,620
Adjustment to earnout provision	—	—	—	(3,780)	—	—	—	—	—	(956)	(4,736)
(Gain) loss on foreign currency transaction and other	(3,137)	—	—	—	—	—	—	—	—	—	(3,137)
Integration services fee	—	2,333	750	—	—	—	—	—	—	—	3,083
Management fees	28,053	1,000	290	500	500	350	500	500	500	500	32,693
Adjusted EBITDA	$(11,995)	$38,544	$12,422	$33,041	$11,726	$6,384	$27,241	$10,288	$35,776	$31,622	$195,049

Adjusted EBITDA
Year ended December 31, 2016

	Corporate	5.11	Crosman	Ergobaby	Liberty	Manitoba Harvest	Advanced Circuits	Arnold	Clean Earth	Sterno	Consolidated
Net income (loss) (1)	$70,381	$(10,441)		$5,916	$5,409	$(4,972)	$9,294	$(22,782)	$(3,158)	$6,411	$56,058
Adjusted for:
Provision (benefit) for income taxes	—	(5,190)		4,440	3,449	(1,682)	5,020	2,761	(2,782)	3,453	9,469
Interest expense, net	24,131	40		—	—	9	—	—	460	12	24,652
Intercompany interest	(52,609)	4,847		5,134	4,203	4,065	7,810	6,721	12,437	7,392	—
Depreciation and amortization	(805)	23,594		9,350	2,956	6,487	3,938	9,421	21,640	12,589	89,170
EBITDA	41,098	12,850	Not Applicable	24,840	16,017	3,907	26,062	(3,879)	28,597	29,857	179,349
Gain on sale of discontinued operations	(2,308)	—		—	—	—	—	—	—	—	(2,308)
(Gain) loss on sale of fixed assets	—	—		—	48	1,120	(10)	5	484	—	1,647
Non-controlling shareholder compensation	—	473		677	342	780	23	184	1,240	661	4,380
Acquisition expenses	98	2,063		799	—	—	—	—	738	189	3,887
Impairment expense/ Loss on disposal of assets	—	—		5,899	—	—	—	16,000	3,305	—	25,204
Gain on equity method investment	(74,490)	—		—	—	—	—	—	—	—	(74,490)
Adjustment to earnout provision	—	—		—	—	—	—	—	—	394	394
(Gain) loss on foreign currency transaction and other	(1,327)	—		—	—	—	—	—	—	—	(1,327)
Integration services fee	—	1,167		—	—	500	—	—	—	—	1,667
Management fees	25,723	333		500	500	350	500	500	500	500	29,406
Adjusted EBITDA (2)	$(11,206)	$16,886		$32,715	$16,907	$6,657	$26,575	$12,810	$34,864	$31,601	$167,809
(1) Net income (loss) does not include income (loss) from discontinued operations for the year ended December 31, 2016.
(2) As a result of the sale of Tridien in September 2016, Adjusted EBITDA does not include $4.0 million of Adjusted EBITDA from Tridien.

Adjusted EBITDA
Year ended December 31, 2015

	Corporate	5.11	Crosman	Ergobaby	Liberty	Manitoba Harvest	Advanced Circuits	Arnold	Clean Earth	Sterno	Consolidated
Net income (loss) (1)	$132,683			$11,798	$4,956	$(5,917)	$11,868	$803	$(1,181)	$3,779	$158,789
Adjusted for:
Provision (benefit) for income taxes	(286)			6,650	2,415	(1,288)	6,285	(412)	(713)	2,350	15,001
Interest expense, net	25,536			—	—	7	(1)	13	369	—	25,924
Intercompany interest	(40,248)			3,726	4,319	949	5,581	6,996	11,829	6,848	—
Depreciation and amortization	999			3,794	3,701	5,231	3,367	9,114	20,898	8,186	55,290
EBITDA	118,684	Not Applicable	Not Applicable	25,968	15,391	(1,018)	27,100	16,514	31,202	21,163	255,004
Gain on sale of discontinued operations	(149,798)			—	—	—	—	—	—	—	(149,798)
(Gain) loss on sale of fixed assets	—			—	25	3	—	(165)	280	—	143
Non-controlling shareholder compensation	—			728	200	419	23	136	1,145	519	3,170
Acquisition expenses	—			—	—	1,541	—		—	285	1,826
Gain on equity method investment	(4,533)			—	—	—	—	—	—	—	(4,533)
Integration services fee	—				—	500	—	—	1,875	1,125	3,500
Management fees	22,483			500	500	175	500	500	500	500	25,658
Adjusted EBITDA (2)	$(13,164)			$27,196	$16,116	$1,620	$27,623	$16,985	$35,002	$23,592	$134,970

(1) Net income (loss) does not include income (loss) from discontinued operations for the year ended December 31, 2015.
(2) As a result of the sale of our CamelBak and AFM subsidiaries in August and October 2015, respectively, and the sale of Tridien in September 2016, Adjusted EBITDA does not include Adjusted EBITDA from CamelBak and AFM for the period January 1, 2015 through the dates of sales, and Tridien for fiscal year 2015, of $31.6 million.

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

	Year ended December 31,
(in thousands)	2017	2016	2015
Net income	$33,612	$56,530	$165,770
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	110,051	87,405	63,072
Impairment expense/ Loss on disposal of assets	17,325	25,204	9,165
Gain on sale of businesses	(340)	(2,308)	(149,798)
Amortization of debt issuance costs and original issue discount	5,007	3,565	2,883
Unrealized (gain) loss on interest rate hedges	(648)	1,539	5,662
Noncontrolling stockholders charges	7,027	4,382	3,737
Loss (gain) on equity method investment	5,620	(74,490)	(4,533)
Excess tax benefit on stock compensation	(417)	(1,163)	—
Provision for loss on receivables	3,964	407	(48)
Deferred taxes	(59,429)	(9,669)	(3,131)
Other	393	1,486	82
Changes in operating assets and liabilities	(40,394)	18,484	(8,313)
Net cash provided by operating activities	81,771	111,372	84,548
Plus:
Unused fee on revolving credit facility	2,856	1,947	1,612
Excess tax benefit from subsidiary stock option exercise	417	1,163	—
Successful acquisition expense	2,050	3,888	1,826
Integration services agreement (1)	3,083	1,667	3,500
Realized loss from foreign currency effect (2)	—	—	2,561
Earnout provision adjustment (3)	—	394	—
Other	—	421	200
Changes in operating assets and liabilities	40,394	—	8,313
Less:
Changes in operating assets and liabilities	—	18,484	—
Payment on interest rate swap	3,964	4,303	2,007
Earnout provision adjustment (3)	4,736	—	—
Realized gain from foreign currency effect (2)	3,315	1,327	—
Other (4)	3,586	—	—
Maintenance capital expenditures: (5)
Compass Group Diversified Holdings LLC	—	—	—
5.11	2,934	1,838	—
Advanced Circuits	628	2,931	1,525
American Furniture (divested October 2015)	—	—	311

Arnold	4,851	3,801	2,618
CamelBak (divested August 2015)	—	—	1,295
Clean Earth	5,289	6,202	6,295
Crosman	1,831	—	—
Ergobaby	1,041	826	1,543
Liberty	706	1,098	1,158
Manitoba Harvest	647	1,495	594
Sterno	2,343	1,787	1,928
Tridien (divested September 2016)	—	385	927
Preferred share distributions	2,457	—	—
Estimated cash flow available for distribution and reinvestment	$92,243	$76,375	$82,359

Distribution paid in April 2017/2016/2015	$(21,564)	$(19,548)	$(19,548)
Distribution paid in July 2017/2016/2015	(21,564)	(19,548)	(19,548)
Distribution paid in October 2017/2016/2015	(21,564)	(19,548)	(19,548)
Distribution paid in January 2018/2017/2016	(21,564)	(21,564)	(19,548)
	$(86,256)	$(80,208)	$(78,192)

(1)	Represents fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership, payable quarterly.

(2)	Represents the foreign currency transaction gain or loss resulting from the Canadian dollar intercompany loans issued to Manitoba Harvest.

(3)	Earnout provision adjustment related to the change in estimate of contingent consideration that was recorded in the consolidated statement of operations.

(4)	Includes amounts for the establishment of accounts receivable reserves related to two retail customers who filed bankruptcy during the first and third quarters of 2017.

(5)
Represents maintenance capital expenditures that were funded from operating cash flow and excludes growth capital expenditures of approximately $24.3 million, $3.4 million and $1.0 million incurred during the years ended December 31, 2017, 2016 and 2015, respectively.

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
Management Services Agreement
We entered into the MSA with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for us in exchange for a management fee paid quarterly and equal to 0.5% of our adjusted net assets. The management fee is required to be paid prior to the payment of any distributions to shareholders. For the years ended December 31, 2017, 2016, and 2015, we incurred $32.7 million, $29.4 million, and $25.7 million, respectively, in management fees to CGM (excludes offsetting fees paid by CamelBak in 2015 and Tridien in 2016 and 2015).
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
LLC Agreement
As distinguished from its provision of providing management services to us, pursuant to the amended MSA, members of CGM are owners of 60.4% of the Allocation Interests in us through their ownership in Sostratus LLC. The LLC agreement gives the holders of Allocation Interests the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Allocation Interest Holders are entitled to receive and as such can elect to receive the positive contribution-based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (Holding Event) and upon the sale of the business (Sale Event). During the year ended December 31, 2017, Holders received $39.2 million in distributions related to Sale Events in November 2016 and March 2017 of FOX shares. At December 31, 2016, we accrued a distribution payable to the Allocation Interest Holders of $13.4 million related to our November 2016 sale of FOX shares. This distribution was paid in the first quarter of 2017. Holders received $25.8 million related to the March 2017 sale of FOX shares. During the year ended December 31, 2016, Holders received $23.8 million in total distributions related to Sale Events of FOX shares in March and August 2016, a fifth year anniversary Holding Event of our ACI business, and the sale of Tridien in September 2016. During the year ended December 31, 2015, Holders were paid $14.6 million related to the sale of CamelBak and American Furniture (Sale Events) and $3.1 million related to the five year holding event for Ergobaby (Holding Event).
Certain persons who are employees and partners of the Manager, including the Company’s Chief Executive Officer and Chief Financial Officer, beneficially own 60.4% of the Allocation Interests, through Sostratus LLC, at December 31, 2017 and 2016, and 58.8% at December 31, 2015. Of the remaining 39.6% non-voting ownership of the Allocation Interests, 5.0% is held by CGI Diversified Holdings LP, 5.0% is held by the Chairman of the Company’s Board of Directors, and the remaining 29.6% is held by the former founding partner of the Manager.
Integration Services Agreement
Integration services represent fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership. Crosman, which was acquired in June 2017, 5.11, which was acquired in 2016, and Manitoba Harvest, which was acquired in 2015, entered into Integration Services Agreements ("ISA") with CGM.  The ISA provides for CGM to provide services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, including the retention of independent board members to serve on their board of directors, implement compliance and reporting requirements of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act") and align the acquired entity's policies and procedures with our other subsidiaries.  Each ISA is for the twelve month period subsequent to the acquisition and is payable quarterly.  Crosman will pay CGM a total integration service fee of $1.5 million, with $0.75 million paid in 2017, and $0.75 to be paid in 2018. 5.11 paid CGM $3.5 million under the agreement, with $1.2 million paid in 2016, and $2.3 million paid in 2017. Manitoba Harvest paid CGM $1.0 million in integration services fees under the agreement.
Cost Reimbursement and Fees
We reimbursed CGM approximately $3.8 million, $3.8 million, and $3.5 million, principally for occupancy and staffing costs incurred by CGM on our behalf during the years ended December 31, 2017, 2016 and 2015, respectively.
Investment in FOX
As of July 10, 2014, our ownership interest in FOX decreased from 53% to approximately 41% after we sold shares in a secondary offering by FOX. Since we no longer held a majority interest in FOX, we began accounting for our investment in FOX at fair value utilizing the equity method of accounting. We elected to measure our investment in FOX using the fair value option fair value, with unrealized gains and losses reflected in the consolidated statement of operations as income (loss). In November 2016, our ownership interest in FOX decreased to approximately 14%. In March 2017, FOX closed on a secondary offering through which we sold our remaining 5,108,718 shares in FOX for total net proceeds of $136.1 million, after the underwriter's discount of $8.9 million. Subsequent to the sale of FOX shares in March 2017, we no longer hold an ownership interest in FOX.

The following table reflects the 2017 and 2016 activity from our investment in FOX (in thousands):

	Year ended December 31,
	2017	2016
Balance January 1st	$141,767	$249,747
Proceeds from sale of FOX shares, net - March	(136,147)	(47,685)
Proceeds from sale of FOX shares, net - August	—	(63,000)
Proceeds from sale of FOX shares, net - November	—	(71,785)
Mark-to-market adjustment - investment (1)	(5,620)	74,490
Balance December 31st	$—	$141,767
(1) The mark-to-market adjustment represents the change in the fair value of the FOX common shares for the period indicated. The 2017 mark-to-market adjustment represents the unrealized loss on the investment in FOX as of the date of the FOX secondary offering through which we sold our remaining shares in FOX.
The Company and its businesses have the following significant related party transactions:
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the years ended December 31, 2017 and 2016 (from the date of acquisition) 5.11 purchased approximately $5.6 million and $2.3 million, respectively, in inventory from the vendor.
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

Liberty Related Party Vendor Purchases - Liberty purchases inventory raw materials from two vendors who are related parties to Liberty through two of the executive officers of Liberty via the employment of family members at the vendors. During the years ended December 31, 2017, 2016 and 2015, Liberty purchased approximately $2.1 million, $2.5 million and $3.3 million, respectively, in raw materials from the two vendors.
FOX
In September 2014, the Company and FOX entered into an agreement for the provision of services to FOX for assistance in complying the Sarbanes-Oxley Act of 2002, as amended (the “Services Agreement”). The Services Agreement terminated on March 31, 2016. A statement of work was agreed to in connection with the Service Agreement, which provided that the Company’s internal audit team will assist FOX with various tasks, including, but not limited to, the development of internal control policies and procedures, risk and control matrices and the evaluation of internal controls. Services provided in accordance with the Services Agreement were billed on a time and materials basis. Fees paid for services provided in 2016 and 2015 were approximately $72,000 and $135,000, respectively.
Sterno
Recapitalization - In January 2018, the Company completed a recapitalization at Sterno whereby the Company entered into an amendment to the intercompany loan agreement with Sterno (the "Sterno Loan Agreement"). The Sterno Loan Agreement was amended to (i) provide for term loan borrowings of $56.8 million to fund a distribution to the Company, which owned 100% of the outstanding equity of Sterno at the time of the recapitalization, and (ii) extend the maturity dates of the term loans. In connection with the recapitalization, Sterno's management team exercised all of their vested stock options, which represented 58,000 shares of Sterno. The Company then used a portion of the distribution to repurchase the 58,000 shares from management for a total purchase price of $6.0 million. In addition, Sterno issued new stock options to replace the exercised option, thus maintaining the same percentage of fully diluted non-controlling interest that existed prior to the recapitalization.
Clean Earth
In January 2018, Clean Earth purchased a permit and some tangible property consisting primarily of machinery and equipment from an officer of the company for approximately $2 million.
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
The table below summarizes the payment schedule of our contractual obligations at December 31, 2017 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$689,062	$33,760	$102,186	$553,116	$—
Operating lease obligations (2)	106,867	17,858	26,198	21,220	41,591
Purchase obligations (3)	382,377	213,544	96,033	72,800	—
Total (4)	$1,178,306	$265,162	$224,417	$647,136	$41,591

(1)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Revolving Credit Facility and Term Loan Facility.

(2)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties.

(3)
Reflects non-cancelable commitments as of December 31, 2017, including: (i) shareholder distributions of $93.5 million; (ii) estimated management fees of $36.4 million per year over the next five years; and (iii) other obligations, including amounts due under employment agreements. Distributions to our shareholders are approved by our board of directors each fiscal quarter. The amount approved for future quarters may differ from the amount included in this schedule.

(4)
The contractual obligation table does not include approximately $1.1 million in liabilities associated with unrecognized tax benefits as of December 31, 2017 as the timing of the recognition of this liability is not certain. The amount of the liability is not expected to significantly change in the next twelve months.

Critical Accounting Policies and Estimates
The preparation of our financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. Such estimates and judgments may involve varying degrees of uncertainty. Actual results could differ from these estimates under different assumptions and changes in other facts and circumstances, and potentially could result in materially different results. Our critical accounting estimates are discussed below. For a summary of our significant accounting policies, including those policies discussed below, refer to "Note B - Summary of Significant Accounting Policies" to our consolidated financial statements.

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
Business Combinations
The acquisitions of our businesses are accounted for under the acquisition method of accounting. Accounting for business combinations requires the use of estimates and assumptions in determining the fair value of assets acquired and liabilities assumed in order to allocate the purchase price. The estimates of fair value of the assets acquired and liabilities assumed are based upon assumptions believed to be reasonable using established valuation methods, taking into consideration information supplied by the management of the acquired entities and other relevant information. The determination of fair values requires significant judgment both by our management team and, when appropriate, valuations by independent third-party appraisers. We amortize intangible assets, such as trademarks and customer relationships, as well as property, plant and equipment, over their economic useful lives, unless those lives are indefinite. We consider factors such as historical information, our plans for the asset and similar assets held by our previously acquired portfolio companies. The impact could result in either higher or lower amortization and/or depreciation expense.
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
Goodwill and Indefinite Lived Intangible Assets
Goodwill represents the excess amount of the purchase price over the fair value of the assets acquired. Our goodwill and indefinite lived intangible assets are tested for impairment on an annual basis as of March 31st, and if current events or circumstances require, on an interim basis. Goodwill is allocated to various reporting units, which are generally an operating segment or one level below the operating segment. Each of our businesses represents a reporting unit except Arnold, which is comprised of three reporting units, and each reporting unit was included in our annual impairment test at March 31, 2017.
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
2017 Interim Impairment Testing
As a result of operating results that were below forecasted amounts, as well as a failure of the financial covenants associated with the intercompany credit facility, we determined that a triggering event had occurred at Manitoba Harvest in the fourth quarter of 2017. We performed impairment testing of the goodwill and the indefinite lived tradename at Manitoba Harvest as of December 31, 2017. For the quantitative impairment test at Manitoba, we utilized an income approach. The weighted average cost of capital used in the income approach at Manitoba was 11.7%. Under the new guidance, a goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Results of the quantitative testing of Manitoba Harvest indicated that the carrying value of Manitoba Harvest exceeded its fair value by $6.3 million, and we recorded $6.2 million (after the effect of foreign currency translation) as impairment expense at December 31, 2017. For the indefinite lived trade name, quantitative testing of the Manitoba Harvest tradename indicated that the carrying value exceeded its fair value by $2.3 million, and we recorded $2.3 million (after the effect of foreign currency translation) of impairment expense at December 31, 2017. We expect to finalize the Manitoba Harvest impairment testing during the first quarter of 2018.

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
In connection with the annual goodwill impairment testing, we test other indefinite-lived intangible assets (trade names) at our reporting units. We are permitted to make a qualitative assessment of whether it is more likely than not that the fair value of an individual reporting unit's indefinite lived assets exceeds its carrying amount before applying a quantitative analysis. If a company concludes that it is not more likely than not that the fair value of a reporting unit’s indefinite-lived assets exceeds its carrying amount it is not required to perform a quantitative test for that reporting unit. At March 31, 2017, we elected to use the qualitative assessment alternative to test indefinite-lived assets for impairment for each of our reporting units that record indefinite lived assets except Manitoba Harvest, where we preformed a Step 1. At that time, it was determined that the fair value of indefinite lived assets at each of our reporting units exceeded its carrying amount.
Definite-Lived Intangible Assets
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
Allowance for Doubtful Accounts
We record an allowance for doubtful accounts on an entity-by-entity basis with consideration for historical loss experience, customer payment patterns and current economic trends. The Company reviews the adequacy of the allowance for doubtful accounts on a periodic basis and adjusts the balance, if necessary. The determination of the adequacy of the allowance for doubtful accounts requires significant judgment by management. The impact of either over or under estimating the allowance could have a material effect on future operating results. The consolidated allowance for doubtful accounts is approximately $10.0 million at December 31, 2017.

Income taxes
On December 22, 2017, the U.S. government enacted the Tax Act which significantly revises the U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a partial territorial tax system, imposing a one-time tax on foreign unremitted earnings and setting limitations on the deductibility of certain costs. Due to the complexities of accounting for the effect of the Tax Act, the U.S. Securities and Exchange Commission issued guidance that requires companies to include in their financial statements a reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. The Company has made a reasonable estimate of the effects of the Tax Act on its existing deferred tax balances and the one-time transition tax. The Company has substantially completed its accounting for the revaluation of its net U.S. federal deferred tax liabilities and recorded a tax benefit of approximately $34.7 million in the fourth quarter of 2017. The one-time transition tax under the Tax Act is based on earnings and profits ("E&P) that were previously deferred from U.S. income taxes. For the year ended December 31, 2017, the provision for income taxes includes provisional tax expense of $4.9 million related to the one-time transition tax liability of our foreign subsidiaries. The Company has not completed the calculation of the total E&P for these foreign subsidiaries and expects to refine its calculations as additional analysis is completed. In addition, the Company's estimates may be affected as additional regulatory guidance is issued with respect to the Tax Act. Any adjustments to the provisional amounts will be recognized as a component of the provision for income taxes in the period in which such adjustments are determined within the annual period following the enactment of the Tax Act.
Several of our majority owned subsidiaries have deferred tax assets recorded at December 31, 2017 which in total amount to approximately $38.9 million. This deferred tax asset is net of $5.9 million of valuation allowance primarily associated with 5.11 and Arnold related to an expected inability to utilize foreign tax credits. These deferred tax assets are comprised primarily of reserves not currently deductible for tax purposes. The temporary differences that have resulted in the recording of these tax assets may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Realization of the deferred tax assets is dependent on generating sufficient future taxable income. Based upon the expected future results of operations, we believe it is more likely than not that we will generate sufficient future taxable income to realize the benefit of existing temporary differences, although there can be no assurance of this. The impact of not realizing these deferred tax assets would result in an increase in income tax expense for such period when the determination was made that the assets are not realizable. (Refer to "Note L – “Income Taxes" in the notes to consolidated financial statements.)
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
Recent Accounting Pronouncements
Refer to "Note B - Summary of Significant Accounting Policies" to our consolidated financial statements for a discussion of recent accounting pronouncements.
ITEM 7A. – Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
At December 31, 2017, we were exposed to interest rate risk primarily through borrowings under our 2014 Credit Facility because borrowings under this agreement are subject to variable interest rates. We had $560.0 million outstanding under the 2014 Term Loan Facility and 2016 Incremental Term Loan at December 31, 2017. On September 16, 2014, we purchased an interest rate swap with a notional amount of $220 million. This swap is effective April 1, 2016 through June 6, 2021, the termination date of our 2014 Term Loan, and requires us to pay interest at rates on the notional amount at 2.97% in exchange for the three-month LIBOR rate.
Interest on our 2014 Term Loan Facility and 2016 Incremental Term Loan is subject to a LIBOR floor of 1.0% and three-month LIBOR is approximately 169 basis points at December 31, 2017. We currently estimate that a 100 basis point increase in LIBOR would not have a material impact on our results of operations, cash flows or financial condition.
We expect to borrow under our Revolving Credit Facility in the future in order to finance our short term working capital needs and future acquisitions. These borrowings will be subject to variable interest rates.

Foreign Exchange Rate Sensitivity
During fiscal year 2015, we acquired a Canadian subsidiary, Manitoba Harvest, and we are exposed to transactional foreign currency exposure related to the issuance of intercompany loans in the Canadian dollar, the functional currency of Manitoba Harvest. At December 31, 2017, the outstanding amount of intercompany loans with Manitoba Harvest was $48.5 million (C$60.9 million). We recognized foreign exchange gains of approximately $3.3 million during 2017 related to changes in the Canadian dollar. A 10% decrease/ increase in the exchange rate would result in approximately $4.6 million additional expense/ income based on our current amount of intercompany loans outstanding. We also have translation exposure resulting from translating the financial statements of Manitoba Harvest into the U.S. Dollar.
Credit Risk
We are exposed to credit risk associated with cash equivalents, investments, and trade receivables. We do not believe that our cash equivalents or investments present significant credit risks because the counterparties to the instruments consist of major financial institutions and we manage the notional amount of contracts entered into with any one counterparty. Our cash and cash equivalents at December 31, 2017 consists principally of (i) treasury backed securities, (ii) insured prime money market funds, (iii) FDIC insured Certificates of Deposit, and (iv) cash balances in several non-interest bearing checking accounts. Substantially all trade receivable balances of our businesses are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. Although we have a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and financial statement schedules referred to in the index contained on page F-1 of this report are incorporated herein by reference.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
(a) Management’s Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.
(b) Information with respect to Report of Management on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework). Based on our assessment under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The audited financial statements of the Company included in this Annual Report on 10-K include the results of acquisitions from their respective dates of acquisition. Management's assessment of internal control over financial reporting for the year ended December 31, 2017 does not include an assessment of Crosman, a majority owned subsidiary of the Company that was acquired during the year ended December 31, 2017. The financial statements of Crosman reflect total assets and revenues constituting 11% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017. Refer to "Note C - Acquisition of Businesses" for a description of the acquisition of Crosman.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report that is included herein.
(c) Information with respect to Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting is contained on page F-2 of this Annual Report on Form 10-K and is incorporated herein by reference.
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

ITEM 9B. OTHER INFORMATION
NONE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our executive officers is incorporated herein by reference to information included in the Proxy Statement for our 2018 Annual Meeting of Shareholders.
Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for our 2018 Annual Meeting of Shareholders.
Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the Proxy Statement for our 2018 Annual Meeting of Shareholders.
Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the Proxy Statement for our 2018 Annual Meeting of Shareholders.
ITEM 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for our 2018 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for our 2018 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to such contractual relationships and independence is incorporated herein by reference to the information in the Proxy Statement for our 2018 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for our 2018 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements
For the Registrant, see “Index to Consolidated Financial Statements and Supplemental Financial Data” set forth on page F-1.

2.	Financial Statement Schedule
For the Registrant, see “Index to Consolidated Financial Statements and Supplemental Financial Data” set forth on page F-1.

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
3.10
Second Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated January 9, 2007 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on January 10, 2007 (File No. 000-51937)).

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

3.13	Fifth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on December 7, 2016 (File No. 001-34927)).
3.14	Compass Diversified Holdings Share Designation of Series A Preferred Shares (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on June 28, 2017 (File No. 001-34927)).

Exhibit Number	Description
3.15
Compass Group Diversified Holdings LLC Trust Interest Designation of Series A Trust Preferred Interests (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on June 28, 2017 (File No. 001-34927)).

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

4.3	Form of 7.250% Series A Preferred Share Certificate (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on June 28, 2017 (File No. 001-34927)).
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

10.11
Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Bank of America, N.A., dated as of June 6, 2014 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 9, 2014 (File No. 001-34927)).

10.12
First Amendment to Credit Agreement dated June 29, 2015, by and among Compass Group Diversified Holdings LLC, the Lenders signatory thereto, U.S. Bank National Association and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 2, 2015 (File No. 001-34927)).

10.13
Second Amendment to Credit Agreement, dated December 15, 2015, by and among Compass Group Diversified Holdings LLC, the Lenders signatory thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.13 of the Form 10-K filed on February 29, 2016 (File No. 001-34927)).

10.14
Sixth Amended and Restated Management Service Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of September 30, 2014 and originally effective as of May 16, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 7, 2014 (File No. 001-34927)).

10.15†
Employment Agreement dated July 11, 2013, between Compass Group Management LLC and Ryan J. Faulkingham (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 11, 2013 (File No. 001-34927)).

10.16
Stock Purchase Agreement dated as of July 24, 2015, by and among Vista Outdoor Inc., CBAC Holdings, LLC and CamelBak Acquisition Corp. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on July 27, 2015 (File No. 001-34927)).

10.17
Commitment Letter, dated August 1, 2016, from Bank of America, N.A. Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 1, 2016 (File No. 001-34927)).

10.18
Third Amendment to the Credit Agreement, dated August 15, 2016, by and among Compass Group Diversified Holdings LLC, the Lenders identified thereto and Bank of America, N.A., (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 19, 2016 (File No. 001-34927)).

10.19
First Incremental Facility Amendment, dated August 31, 2016, by and among Compass Diversified Holdings LLC, Bank of America, N.A., and the lenders thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 31, 2016 (File No. 001-34927)).

10.20
Fourth Amendment to Credit Agreement, dated March 16, 2017, by and among Compass Group Diversified Holdings LLC, the Lenders identified thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on May 3, 2017 (File No. 001-34927)).

10.21
First Refinancing Amendment to the Credit Agreement, dated October 25, 2017, among Compass Group Diversified Holdings LLC, the Refinancing Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on November 8, 2017 (File No. 001-34927)).

10.22*	Fifth Amendment to Credit Agreement, dated February 14, 2017, by and among Compass Group Diversified Holdings LLC, the Lenders identified thereto and Bank of America, N.A.
12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm with respect to the Registrant's consolidated financial statements
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1*+	Section 1350 Certification of Chief Executive Officer of Registrant
32.2*+	Section 1350 Certification of Chief Financial Officer of Registrant
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

99.3
Stock Purchase Agreement dated May 8, 2008, among Mitsui Chemicals, Inc., Silvue Technologies Group, Inc., the stockholders of Silvue Technologies Group, Inc. and the holders of Options listed on the signature pages thereto, and Compass Group Management LLC, as the Stockholders Representative (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on May 9, 2008 (File No. 000-51937)).

99.4
Stock Purchase Agreement dated March 31, 2010 by and among Gable 5, Inc., Liberty Safe and Security Products, LLC and Liberty Safe Holding Corporation (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on April 1, 2010 (File No. 000-51937)).

99.5
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

99.6
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

99.7
Stock Purchase Agreement dated as of March 5, 2012, by and among Arnold Magnetic Technologies Holdings Corporation, Arnold Magnetic Technologies, LLC and AMT Acquisition Corp. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on March 6, 2012 (File No. 001-34927)).

99.8
Stock Purchase Agreement dated as of August 7, 2014, by and among CEHI Acquisition Corporation, Clean Earth Holdings, Inc., the holders of stock and options in Clean Earth Holdings, Inc. and Littlejohn Fund III, L.P. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on August 8, 2014 (File No. 001-34927)).

99.9
Membership Interest Purchase Agreement dated as of October 10, 2014, by and among Candle Lamp Holdings, LLC, Candle Lamp Company, LLC and Sternocandlelamp Holdings, Inc. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed October 14, 2014 (File No. 001-34927)).

99.10
Stock Purchase Agreement dated as of June 5, 2015, by and among Fresh Hemp Foods Ltd., 1037270 B.C. Ltd., 1037269 B.C. Ltd., the Stockholders’ Representative and the Signing Stockholders (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on June 8, 2015 (File No. 001-34927)).

99.11
Agreement and Plan of Merger, dated as of July 29, 2016, by and among 5.11 ABR Corp., 5.11 ABR Merger Corp., 5.11 Acquisition Corp., TA Associates Management, L.P., as the agent and attorney in fact of the holders of stock and options in 5.11 Acquisition Corp. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on August 1, 2016 (File No. 001-34927)).

99.12
Equity Purchase Agreement, dated June 2, 2017, by and among Bullseye Holding Company LLC, Bullseye Acquisition Corporation, CBCP Acquisition Corp. and Wellspring Capital Partners IV, L.P. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on June 5, 2017 (File No. 001-34927)).

99.13
Stock Purchase Agreement, dated January 18, 2018, between Warren F. Florkiewicz and FFI Compass, Inc. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on January 18, 2018 (File No. 001-34927)).

99.14
Stock Purchase Agreement, dated January 23, 2018, by and among Rimports Inc., Jeffery W. Palmer, the Jeffery Wayne Palmer Dynasty Trust dated December 26, 2011, the Angela Marie Palmer Irrevocable Trust dated December 26, 2011, the Angela Marie Palmer Charitable Lead Trust, the Fidelity Investments Charitable Gift Fund, the TAK Irrevocable Trust dated June 7, 2012, and the SAK Irrevocable Trust dated June 7, 2012, Todd Knapp and Signe Knapp, and Sterno Products, LLC (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on January 24, 2018 (File No. 001-34927)).

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

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

Date: 2/28/2018	By:	/s/ Alan B. Offenberg
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

Signature	Title	Date

/s/ Alan B. Offenberg	Chief Executive Officer	February 28, 2018
Alan B. Offenberg	(Principal Executive Officer) and Director

/s/ Ryan J. Faulkingham	Chief Financial Officer	February 28, 2018
Ryan J. Faulkingham	(Principal Financial and Accounting Officer)

/s/ C. Sean Day	Director	February 28, 2018
C. Sean Day

/s/ D. Eugene Ewing	Director	February 28, 2018
D. Eugene Ewing

/s/ Harold S. Edwards	Director	February 28, 2018
Harold S. Edwards

/s/ Gordon Burns	Director	February 28, 2018
Gordon Burns

/s/ James J. Bottiglieri	Director	February 28, 2018
James J. Bottiglieri

/s/ Sarah G. McCoy	Director	February 28, 2018
Sarah G. McCoy

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS

Date: 2/28/2018	By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Regular Trustee

COMPASS DIVERSIFIED HOLDINGS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTAL FINANCIAL DATA

Page
Historical Financial Statements:
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets	F-5
Consolidated Statements of Operations	F-6
Consolidated Statements of Comprehensive Income	F-7
Consolidated Statements of Stockholders’ Equity	F-8
Consolidated Statements of Cash Flows	F-10
Notes to Consolidated Financial Statements	F-12

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders'
Compass Diversified Holdings

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Compass Diversified Holdings (a Delaware trust) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 28, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Crosman Corp., a majority-owned subsidiary, whose financial statements reflect total assets and revenues constituting 11 and 6 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017. As indicated in Management’s Report, Crosman Corp. was acquired during 2017. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Crosman Corp.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP

New York, New York
February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders'
Compass Diversified Holdings

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Compass Diversified Holdings (a Delaware trust) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2018 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

New York, New York
February 28, 2018

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$39,885	$39,772
Accounts receivable, net	215,108	181,191
Inventories	246,928	212,984
Prepaid expenses and other current assets	24,897	18,872
Total current assets	526,818	452,819
Property, plant and equipment, net	173,081	142,370
Investment in FOX (refer to Note F)	—	141,767
Goodwill	531,689	491,637
Intangible assets, net	580,517	539,211
Other non-current assets	8,198	9,351
Total assets	$1,820,303	$1,777,155
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$84,538	$61,512
Accrued expenses	106,873	91,041
Due to related parties (refer to Note R)	7,796	20,848
Current portion, long-term debt	5,685	5,685
Other current liabilities	7,301	23,435
Total current liabilities	212,193	202,521
Deferred income taxes	81,049	110,838
Long-term debt	584,347	551,652
Other non-current liabilities	16,715	17,600
Total liabilities	894,304	882,611

Commitments and contingencies (Note P)

Stockholders’ equity
Trust preferred shares, no par value, 50,000 authorized; 4,000 shares issued and outstanding at December 31, 2017 and none issued at December 31, 2016	96,417	—
Trust common shares, no par value, 500,000 authorized; 59,900 shares issued and outstanding at December 31, 2017 and December 31, 2016	924,680	924,680
Accumulated other comprehensive loss	(2,573)	(9,515)
Accumulated earnings (deficit)	(145,316)	(58,760)
Total stockholders’ equity attributable to Holdings	873,208	856,405
Noncontrolling interest	52,791	38,139
Total stockholders’ equity	925,999	894,544
Total liabilities and stockholders’ equity	$1,820,303	$1,777,155

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2017	2016	2015
Net revenues	$1,269,729	$978,309	$727,978
Cost of revenues	822,020	651,739	487,242
Gross profit	447,709	326,570	240,736
Operating expenses:
Selling, general and administrative expense	318,484	217,830	136,399
Management fees	32,693	29,406	25,658
Amortization expense	52,003	35,069	28,761
Impairment expense	17,325	16,000	—
Loss on disposal of assets	—	9,204	—
Operating income	27,204	19,061	49,918
Other income (expense):
Interest expense, net	(27,623)	(24,651)	(25,924)
Gain (loss) on investment (refer to Note F)	(5,620)	74,490	4,533
Amortization of debt issuance costs	(4,002)	(2,763)	(2,212)
Other income (expense), net	2,634	(2,919)	(2,323)
Income (loss) from continuing operations before income taxes	(7,407)	63,218	23,992
Provision (benefit) for income taxes	(40,679)	9,469	15,001
Income from continuing operations	33,272	53,749	8,991
Income from discontinued operations, net of income tax	—	473	6,981
Gain on sale of discontinued operations, net of income tax	340	2,308	149,798
Net income	33,612	56,530	165,770
Less: Income from continuing operations attributable to noncontrolling interest	5,621	1,961	5,133
Less: Income (loss) from discontinued operations attributable to noncontrolling interest	—	(116)	(1,201)
Net income attributable to Holdings	27,991	54,685	161,838
Less: Distributions paid - Allocation Interests	39,188	23,779	17,731
Less: Distributions paid - Preferred Shares	2,457	—	—
Net income (loss) attributable to common shares of Holdings	$(13,654)	$30,906	$144,107

Amounts attributable to common shares of Holdings:
Income (loss) from continuing operations	$(13,994)	$28,009	$(13,873)
Income from discontinued operations, net of income tax	—	589	8,182
Gain on sale of discontinued operations, net of income tax	340	2,308	149,798
Net income (loss) attributable to Holdings	$(13,654)	$30,906	$144,107
Basic and fully diluted income (loss) per share attributable to Holdings (refer to Note N)
Continuing operations	$(0.45)	$0.46	$(0.30)
Discontinued operations	0.01	0.05	2.91
	$(0.44)	$0.51	$2.61

Weighted average number of shares outstanding - basic and fully diluted	59,900	54,591	54,300
Cash distribution declared per share (refer to Note N)	$1.44	$1.44	$1.44

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands)	2017	2016	2015
Net income	$33,612	$56,530	$165,770
Other comprehensive income (loss)
Foreign currency translation adjustments	6,533	615	(7,733)
Pension benefit liability, net	409	(326)	471
Total comprehensive income, net of tax	40,554	56,819	158,508
Less: Net income attributable to noncontrolling interests	5,621	1,845	3,932
Less: Other comprehensive income (loss) attributable to noncontrolling interests	1,223	516	(1,624)
Total comprehensive income attributable to Holdings, net of tax	$33,710	$54,458	$156,200

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)	Trust Preferred Shares	Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity Attributable to Holdings	Non- Controlling Interest	Non-Controlling Interest of Disc. Ops.	Total Stockholders’ Equity
Balance — January 1, 2015	$—	$825,321	$(55,348)	$(2,542)	$767,431	$22,967	$17,936	$808,334
Net income	—	—	161,838	—	161,838	5,133	(1,201)	165,770
Total comprehensive loss, net	—	—	—	(7,262)	(7,262)	—	—	(7,262)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	3,170	566	3,736
Effect of subsidiary stock option exercise	—	—	—	—	—	500	—	500
Proceeds from noncontrolling shareholders	—	—	—	—	—	14,449	—	14,449
Disposition of businesses	—	—	—	—	—	—	(16,385)	(16,385)
Distribution paid - Allocation Interest holders (refer to Note N)	—	—	(17,731)	—	(17,731)	—	—	(17,731)
Distributions paid - Trust common shares	—	—	(78,192)	—	(78,192)	—	—	(78,192)
Balance — December 31, 2015	$—	$825,321	$10,567	$(9,804)	$826,084	$46,219	$916	$873,219
Net income	—	—	54,685	—	54,685	1,961	(116)	56,530
Total comprehensive income, net	—	—	—	289	289	—	—	289
Issuance of Trust common shares, net of offering costs	—	99,359	—	—	99,359	—	—	99,359
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	4,381	1	4,382
Effect of subsidiary stock option exercise	—	—	(578)	—	(578)	5,496	—	4,918
Issuance of subsidiary shares	—	—	4,809	—	4,809	3,392	—	8,201
Repurchase of subsidiary shares - Ergo	—	—	(11,911)	—	(11,911)	(4,929)	—	(16,840)
Purchase of noncontrolling interest	—	—	(1,007)	—	(1,007)	(469)	—	(1,476)
Distributions to noncontrolling shareholders	—	—	—	—	—	(23,630)	—	(23,630)
Acquisition of 5.11	—	—	—	—	—	5,718	—	5,718
Disposition of Tridien	—	—	—	—	—	—	(801)	(801)
Distribution paid - Allocation Interest Holders (refer to Note N)	—	—	(23,779)	—	(23,779)	—	—	(23,779)
Distributions payable to Allocation Interest Holders (refer to Note N)	—	—	(13,354)	—	(13,354)	—	—	(13,354)
Distributions paid - Trust common shares	—	—	(78,192)	—	(78,192)	—	—	(78,192)
Balance — December 31, 2016	$—	$924,680	$(58,760)	$(9,515)	$856,405	$38,139	$—	$894,544

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)	Trust Preferred Shares	Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity Attributable to Holdings	Non- Controlling Interest	Non-Controlling Interest of Disc. Ops.	Total Stockholders’ Equity
Balance — December 31, 2016	—	924,680	(58,760)	(9,515)	856,405	38,139	—	894,544
Net income	—	—	27,991	—	27,991	5,621	—	33,612
Total comprehensive income, net	—	—	—	6,942	6,942	—	—	6,942
Issuance of Trust preferred shares, net of offering costs	96,417	—	—	—	96,417	—	—	96,417
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	7,028	—	7,028
Effect of subsidiary stock option exercise	—	—	—	—	—	1,222	—	1,222
Issuance of subsidiary shares	—	—	—	—	—	40	—	40
Repurchase of subsidiary shares	—	—	—	—	—	(40)	—	(40)
Acquisition of Crosman	—	—	—	—	—	781	—	781
Distribution paid - Allocation Interest Holders (refer to Note N)	—	—	(25,834)	—	(25,834)	—	—	(25,834)
Distributions paid - Trust common shares	—	—	(86,256)	—	(86,256)	—	—	(86,256)
Distributions paid - Trust preferred shares	—	—	(2,457)	—	(2,457)	—	—	(2,457)
Balance — December 31, 2017	$96,417	$924,680	$(145,316)	$(2,573)	$873,208	$52,791	$—	$925,999

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$33,612	$56,530	$165,770
Income from discontinued operations	—	473	6,981
Gain on sale of discontinued operations	340	2,308	149,798
Net income from continuing operations	33,272	53,749	8,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	33,041	26,853	21,231
Amortization expense	77,010	58,752	31,844
Amortization of debt issuance costs and original issue discount	5,007	3,565	2,883
Impairment expense	17,325	16,000	—
Loss on disposal of assets	—	9,204	—
Unrealized (gain) loss on interest rate swap	(648)	1,539	5,662
Noncontrolling stockholder stock based compensation	7,028	4,382	3,171
Excess tax benefit from subsidiary stock options exercised	(417)	(1,163)	—
Loss (gain) on equity method investment	5,620	(74,490)	(4,533)
Provision for loss on receivables	3,964	448	(69)
Deferred taxes	(59,429)	(9,868)	(4,333)
Other	392	1,420	25
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(17,581)	(15,596)	13,243
(Increase) decrease in inventories	(28,247)	2,893	(1,810)
(Increase) decrease in prepaid expenses and other current assets	(3,312)	4,850	805
Increase (decrease) in accounts payable and accrued expenses	8,746	25,148	(8,108)
Net cash provided by operating activities - continuing operations	81,771	107,686	69,002
Net cash provided by operating activities - discontinued operations	—	3,686	15,546
Net cash provided by operations	81,771	111,372	84,548
Cash flows from investing activities:
Acquisitions, net of cash acquired	(164,950)	(536,175)	(130,292)
Purchases of property and equipment	(44,767)	(23,969)	(15,661)
Proceeds from FOX stock offerings	136,147	182,470	—
Proceeds from sale of businesses	340	11,249	385,510
Purchase of noncontrolling interest	—	(1,475)	—
Payment of interest rate swap	(3,964)	(4,303)	(2,007)
Other investing activities	(84)	(10)	(104)
Net cash (used in) provided by investing activities - continuing operations	(77,278)	(372,213)	237,446
Net cash provided by (used in) investing activities - discontinued operations	—	9,192	(3,566)
Net cash (used in) provided by investing activities	(77,278)	(363,021)	233,880

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2017	2016	2015
Cash flows from financing activities:
Proceeds from the issuance of Trust common shares, net	—	99,359	—
Proceeds from the issuance of Trust preferred shares, net	96,417	—	—
Borrowings under credit facility	260,500	671,298	197,000
Repayments under credit facility	(228,585)	(423,240)	(369,975)
Distributions paid - common shares	(86,256)	(78,192)	(78,192)
Distributions paid - preferred shares	(2,457)	—	—
Net proceeds provided by noncontrolling shareholders	822	8,887	14,949
Distributions paid to noncontrolling shareholders	—	(23,630)	—
Distributions paid - Allocation Interests	(39,188)	(23,779)	(17,731)
Repurchase of subsidiary stock	—	(15,407)	—
Debt issuance costs	(2,899)	(5,986)	(440)
Excess tax benefit on stock-based compensation	417	1,163	—
Other	(1,359)	(1,747)	32
Net cash (used in) provided by financing activities	(2,588)	208,726	(254,357)
Foreign currency impact on cash	(1,792)	(3,174)	(1,905)
Net increase (decrease) in cash and cash equivalents	113	(46,097)	62,166
Cash and cash equivalents — beginning of period (1)	39,772	85,869	23,703
Cash and cash equivalents — end of period	$39,885	$39,772	$85,869

(1) Includes cash from discontinued operations of $0.6 million at January 1, 2016, and $1.8 million at January 1, 2015.

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
The Company is a controlling owner of nine businesses, or operating segments at December 31, 2017. The segments are as follows: 5.11 Acquisition Corp. ("5.11" or "5.11 Tactical"), Crosman Corp. ("Crosman"), The Ergo Baby Carrier, Inc. (“Ergobaby”), Liberty Safe and Security Products, Inc. (“Liberty Safe” or “Liberty”), Fresh Hemp Foods Ltd. ("Manitoba Harvest" or "Manitoba"), Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), AMT Acquisition Corporation (“Arnold”), Clean Earth Holdings, Inc. ("Clean Earth"), and Sterno Products, LLC (“Sterno”). The segments are referred to interchangeably as “businesses”, “operating segments” or “subsidiaries” throughout the financial statements. Refer to Note E - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability Company (“CGM” or the “Manager”), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a management services agreement (“MSA”).
Note B — Summary of Significant Accounting Policies
Accounting principles
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).
Basis of presentation
The results of operations for the years ended December 31, 2017, 2016 and 2015 represent the results of operations of the Company’s acquired businesses from the date of their acquisition by the Company, and therefore are not indicative of the results to be expected for the full year.
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
Discontinued Operations
The Company completed the sale of its majority owned subsidiary, Tridien Medical, Inc. ("Tridien") during the third quarter of 2016, the sale of its majority owned subsidiary CamelBak Products, LLC ("CamelBak") in the third quarter of 2015 and the sale of its majority owned subsidiary, American Furniture Manufacturing, Inc. ("AFM" or "American Furniture"), during the fourth quarter of 2015. The results of operations of Tridien are presented as discontinued operations in the consolidated statements of operations for the years ended December 31, 2016 and 2015. The results of operations of CamelBak and American Furniture are presented as discontinued operations in the consolidated statements of operations for the year ended December 31, 2015. Refer to "Note D - Discontinued Operations" for additional information. Unless otherwise indicated, the disclosures accompanying the consolidated financial statements reflect the Company's continuing operations.

Use of estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. It is possible that in 2018 actual conditions could be better or worse than anticipated when the Company developed the estimates and assumptions, which could materially affect the results of operations and financial position in the future. Such changes could result in future impairment of goodwill, intangibles and long-lived assets, inventory obsolescence, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other things. Actual results could differ from those estimates.
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
Revenue recognition
The Company records revenue for goods and services when persuasive evidence of an arrangement exists, delivery of the product or performance of services has occurred, and collectability of the fixed or determinable sales price is reasonably assured. Revenue is recognized upon shipment of product to the customer or performance of services for a customer, net of sales returns and allowances. Appropriate reserves are established for anticipated returns and allowances based on historical experience. Shipping and handling costs are charged to operations when incurred and are generally classified as a component of cost of sales. Taxes collected from customers and remitted to governmental authorities are presented on a net basis in the accompanying Consolidated Statements of Operations. Revenue is typically recorded at F.O.B. shipping point for our businesses. Revenue from the Company's Clean Earth business is recognized as services are rendered, generally when material is received at Clean Earth's facilities.
Cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2017 and 2016, the amount of cash and cash equivalents held by our subsidiaries in foreign bank accounts was $16.0 million and $16.7 million, respectively.
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

The ranges of useful lives are as follows:

Buildings and improvements	6 to 25 years
Machinery and equipment	2 to 20 years
Office furniture, computers and software	2 to 8 years
Leasehold improvements	Shorter of useful life or lease term
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
Fair value of financial instruments
The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short term nature. Term Debt with a carrying value of $556.5 million, net of original issue discount, at December 31, 2017 approximated fair value. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. If measured at fair value in the financial statements, the Term Debt would be classified as Level 2 in the fair value hierarchy.
Business combinations
The Company allocates the amount it pays for each acquisition to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets which arise from a contractual or legal right or are separable from goodwill. The Company bases the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. The Company allocates any excess purchase price that exceeds the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated growth rates, cash flows, discount rates and estimated useful lives could result in different purchase price allocations and amortization expense in current and future periods. Transaction costs associated with these acquisitions are expensed as incurred through selling, general and administrative expense on the consolidated statement of operations. In those circumstances where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the contingent payments expected to be made as of the acquisition date. The Company re-measures this liability each reporting period and records changes in the fair value through operating income within the consolidated statements of operations.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The Company is required to perform impairment reviews at each of its reporting units annually and more frequently in certain circumstances. In accordance with accounting guidelines, the Company is able to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the quantitative goodwill impairment test.
In January 2017, the FASB issued new accounting guidance to simplify the accounting for goodwill impairment. The guidance removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new guidance, a goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company adopted this guidance early, effective January 1, 2017, on a prospective basis, and applied the guidance as necessary to annual and interim goodwill testing performed subsequent to January 1, 2017.
The first step of the process after the qualitative assessment fails is estimating the fair value of each of its reporting units based on a discounted cash flow (“DCF”) model using revenue and profit forecast and a market approach which compares peer data and earnings multiples. The Company then compares those estimated fair values with the carrying values, which include allocated goodwill. If the estimated fair value is less than the carrying value, then a goodwill impairment is recorded.
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
Foreign currency
Certain of the Company’s segments have operations outside the United States, and the local currency is typically the functional currency. The financial statements are translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and average exchange rates during the year for results of operations. The resulting translation gain or loss is included in stockholders' equity as other comprehensive income or loss.
In 2015, the Company acquired a Canadian subsidiary, Manitoba Harvest, and is exposed to transactional foreign currency gains and losses related to the issuance of intercompany loans in the Canadian dollar, the functional currency of Manitoba Harvest. Foreign currency transactional gains and losses are included in the results of operations and are generally classified as Other Income (Expense).
Derivatives and hedging
The Company utilizes interest rate swaps to manage risks related to interest rates on the term loan portion of their Credit Facility. The Company has not elected hedge accounting treatment for the existing interest rate derivatives entered into as part of the Credit Facility. Refer to "Note J - Debt" for more information on the Company’s Credit Facility.
Noncontrolling interest
Noncontrolling interest represents the portion of a majority-owned subsidiary’s net income that is owned by noncontrolling shareholders. Noncontrolling interest on the balance sheet represents the portion of equity in a consolidated subsidiary owned by noncontrolling shareholders.
Income taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code which may impact, positively or negatively, the Company and our portfolio companies for taxable years ended December 31, 2017 and thereafter. The impact of many provisions of the Tax Act are unclear and subject to interpretation pending further guidance from the Internal Revenue Service. The ultimate impact of the Tax Act on the Company and its portfolio companies is dependent on ongoing review and analysis.
Among other important changes in the Tax Act, the tax rate on corporations was reduced from 35% to 21%; a limitation on the deduction of interest expense was enacted; certain tangible property acquired after September 27, 2017 will qualify for 100% expensing; gain from the sale of a partnership interest by a foreign person will be subject to U.S. tax to the extent that the partnership is engaged in a trade or business; a special deduction for qualified business income from pass-through entities was added; U.S. federal income taxes on foreign earnings was eliminated (subject to several important exceptions), and new provisions designed to tax currently global intangible low taxed income and a new base erosion anti-abuse tax were added.

For taxable years beginning after December 31, 2017, a deduction for interest will generally be allowed for any entity only up to 30% of adjusted taxable income (determined without regard to interest income or expense) plus the amount of interest income. Only interest income and expense incurred in a trade or business is taken into account, i.e., investment interest income and deductions are ignored. For partnerships, the limitation is applied at the partnership level and then adjustments are made at the partner level to avoid double counting and to allow an owner to use any excess income in calculating the interest deduction at his or her level. It is not expected that the provision will limit the deduction of interest by the Company for 2018 but it may impact the deduction for certain of the portfolio companies.
Although the Trust and the Company are treated as partnerships for U.S. federal income tax purposes, and therefore not subject to net income tax, for U.S. GAAP purposes, we consolidate the results of our businesses in which we own or control more than a 50% share of the voting interest. The Company has made a reasonable estimate of the effects of the Tax Act on its existing deferred tax balances and the one-time transition tax. The Company has substantially completed its accounting for the revaluation of its net U.S. federal deferred tax liabilities and recorded a tax benefit of approximately $34.7 million in the fourth quarter of 2017. The one-time transition tax under the Tax Act is based on earnings and profits ("E&P) that were previously deferred from U.S. income taxes. For the year ended December 31, 2017, the provision for income taxes includes provisional tax expense of $4.9 million related to the one-time transition tax liability of our foreign subsidiaries. The Company has not completed the calculation of the total E&P for these foreign subsidiaries and expects to refine its calculations as additional analysis is completed. In addition, the Company's estimates may be affected as additional regulatory guidance is issued with respect to the Tax Act. Any adjustments to the provisional amounts will be recognized as a component of the provision for income taxes in the period in which such adjustments are determined within the annual period following the enactment of the Tax Act.
Deferred income taxes are calculated under the asset and liability method. Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes at the enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is expected to more likely than not be realized. Several of the Company’s majority owned subsidiaries have deferred tax assets recorded at December 31, 2017 which in total amount to approximately $38.9 million. This deferred tax asset is net of $5.9 million of valuation allowance primarily associated with net operating losses and foreign tax credits at Arnold and 5.11. These deferred tax assets are comprised primarily of reserves not currently deductible for tax purposes. The temporary differences that have resulted in the recording of these tax assets may be used to offset taxable income in future periods, reducing the amount of taxes required to be paid. Realization of the deferred tax assets is dependent on generating sufficient future taxable income at those subsidiaries with deferred tax assets. Based upon the expected future results of operations, the Company believes it is more likely than not that those subsidiaries with deferred tax assets will generate sufficient future taxable income to realize the benefit of existing temporary differences, although there can be no assurance of this. The impact of not realizing these deferred tax assets would result in an increase in income tax expense for such period when the determination was made that the assets are not realizable.
Earnings per common share
Basic and fully diluted earnings per Trust common share is computed using the two-class method which requires companies to allocate participating securities that have rights to earnings that otherwise would have been available only to common shareholders as a separate class of securities in calculating earnings per share. The Company has granted Allocation Interests that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or a Sale Event, and has issued preferred shares that have rights to distributions when, and if, declared by the Company's board of directors.
The calculation of basic and fully diluted earnings per common share is computed by dividing income available to common share holders by the weighted average number of Trust common shares outstanding during the period. Earnings per common share reflects the effect of distributions that were declared and paid to the Holders and distributions that were paid on preferred shares during the period.
The weighted average number of Trust common shares outstanding for fiscal year 2017 was computed based on 59,900,000 shares outstanding for the period from January 1st through December 31st. The weighted average number of Trust common shares outstanding for fiscal year 2016 was computed based on 54,300,000 shares outstanding for the period from January 1st through December 13th and 5,600,000 additional shares outstanding for the period from December 13th through December 31st. The weighted average number of Trust common shares outstanding for fiscal 2015 was computed based on 54,300,000 shares outstanding for the period from January 1st through December 31st.
The Company did not have any stock option plans or any other potentially dilutive securities outstanding during the years ended December 31, 2017, 2016 and 2015.

Advertising costs
Advertising costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. Advertising costs were $17.8 million, $15.6 million and $11.8 million during the years ended December 31, 2017, 2016 and 2015, respectively.
Research and development
Research and development costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. The Company incurred research and development expense of $1.9 million, $1.7 million and $2.1 million during the years ended December 31, 2017, 2016 and 2015, respectively.
Employee retirement plans
The Company and many of its segments sponsor defined contribution retirement plans, such as 401(k) plans. Employee contributions to the plan are subject to regulatory limitations and the specific plan provisions. The Company and its segments may match these contributions up to levels specified in the plans and may make additional discretionary contributions as determined by management. The total employer contributions to these plans were $3.4 million, $2.2 million and $1.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company’s Arnold subsidiary maintains a defined benefit plan for certain of its employees which is more fully described in "Note M - Defined Benefit Plan". Accounting guidelines require employers to recognize the overfunded or underfunded status of defined benefit pension and postretirement plans as assets or liabilities in their consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income.
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
Stock based compensation
The Company does not have a stock based compensation plan; however, all of the Company’s subsidiaries maintain stock based compensation plans. During the years ended December 31, 2017, 2016 and 2015, $7.0 million, $4.4 million, and $3.2 million of stock based compensation expense was recorded to each expense category that included related salary expense in the consolidated statements of operations. As of December 31, 2017, the amount to be recorded for stock-based compensation expense in future years for unvested options is approximately $27.2 million.

New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued new accounting guidance to simplify the accounting for goodwill impairment. The guidance removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new guidance, a goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains largely unchanged. Entities will continue to have the option to perform a qualitative test to determine if a quantitative test is necessary. The guidance is effective for fiscal years and interim periods within those years, after December 31, 2019, with early adoption permitted for any goodwill impairment tests performed after January 1, 2017 and will be applied prospectively. The Company adopted this guidance early, effective January 1, 2017, on a prospective basis, and will apply the guidance as necessary to annual and interim goodwill testing performed subsequent to January 1, 2017.
Simplifying the Measurement of Inventory
In July 2015, the FASB issued an accounting standard update intended to simplify the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. The new guidance applies only to inventory that is determined by methods other than last-in-first-out and the retail inventory method. The guidance was effective for the Company as of January 1, 2017. Adoption of this new accounting guidance did not have a significant impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements
Improving the Presentation of Net Periodic Pension Costs
In March 2017, the FASB issued guidance that requires presentation of all components of net periodic pension and postretirement benefit costs, other than service costs, in an income statement line item outside of a subtotal of income from operations. The service cost component will continue to be presented in the same line items as other employee compensation costs. The new guidance is effective January 1, 2018 for the Company's Arnold business, which has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location (refer to "Note M - Defined Benefit Plan"). The guidance is required to be adopted retrospectively with respect to the income statement presentation requirement. See "Note M - Defined Benefit Plan" for the amount of each component of net periodic pension and postretirement benefit costs that Arnold has reported historically. These amounts of net periodic pension and postretirement benefit costs are not necessarily indicative of future amounts that may arise in years following implementation of the new accounting pronouncement.
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued an accounting standard update which updates the guidance as to how certain cash receipts and cash payments should be presented and classified within the statement of cash flows. The guidance eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayments or extinguishment costs, the maturing of zero coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and distributions received from equity method investees. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted.  The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.
Leases
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
Revenue from Contracts with Customers
In May 2014, the FASB issued a comprehensive new revenue recognition standard. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is designed to create greater comparability for financial statement users across industries, jurisdictions and capital markets and also requires enhanced disclosures. The new standard will be effective for the Company beginning January 1, 2018. The FASB issued four subsequent standards in 2016 containing implementation guidance related to the new standard. These standards provide additional guidance related to principal versus agent considerations, licensing, and identifying performance obligations. Additionally, these standards provide narrow-scope improvements and practical expedients as well as technical corrections and improvements.
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company will be adopting the standard as of January 1, 2018, using the modified retrospective method applied to contracts which were not completed as of that date. We expect that the adoption of Topic 606 will not have a material impact to our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Operations.
The impact to the Company’s future results are not expected to be material based on the analysis of revenue streams and contracts under the new revenue recognition guidance which supports revenue recognition at a point in time for seven out of nine of our reportable segments. For the seven reportable segments, this is consistent with the Company’s previous revenue recognition model whereby the majority of revenue was recognized based on the Company’s shipping terms. The Company has identified two reportable segments where revenue recognition will change to over time recognition from historical point in time revenue recognition. Although the timing of revenue recognition for these two reportable segments will change, these changes will not have a material impact on the Company’s consolidated financial statements due to the over time recognition being closely aligned with point in time recognition.
The impacts from the adoption of the revenue standard update primarily relate to the timing of revenue recognition for variable consideration received, consideration payable to a customer and recording right of return assets. Although these differences have been identified, the total impact to each reportable segment will not be material to the consolidated financial statements. In addition the accounting for the estimate of variable consideration in our contracts is not materially different compared to our current practice.
The Company will adopt practical expedients and make policy elections related to the accounting for sales taxes, shipping and handling, costs to obtain a contract and immaterial promised goods or services which mitigates any potential differences. The Company is not expecting significant changes in the internal controls over financial reporting that will have a material effect to our internal controls over financial reporting.
Note C — Acquisition of Businesses
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

	Preliminary Allocation	Measurement Period Adjustments	Final Purchase Allocation
(in thousands)	As of 6/2/17		As of 12/31/17
Assets:
Cash	$429	$781	$1,210
Accounts receivable (1)	16,751	—	16,751
Inventory	25,598	3,275	28,873
Property, plant and equipment	10,963	4,051	15,014
Intangible assets	—	84,594	84,594
Goodwill	139,434	(90,675)	48,759
Other current and noncurrent assets	2,348	—	2,348
Total assets	$195,523	$2,026	$197,549

Liabilities and noncontrolling interest:
Current liabilities	$15,502	$781	$16,283
Other liabilities	91,268	354	91,622
Deferred tax liabilities	27,286	1,229	28,515
Noncontrolling interest	694	—	694
Total liabilities and noncontrolling interest	$134,750	$2,364	$137,114

Net assets acquired	$60,773	(338)	$60,435
Noncontrolling interest	694	—	694
Intercompany loans to business	90,742	—	90,742
	$152,209	(338)	$151,871

Acquisition Consideration
Purchase price	$151,800	$—	$151,800
Cash acquired	1,417	(207)	1,210
Working capital adjustment	(1,008)	(131)	(1,139)
Total purchase consideration	$152,209	$(338)	$151,871
Less: Transaction costs	1,397	76	1,473
Purchase price, net	$150,812	$(414)	$150,398
(1) Includes $18.0 million of gross contractual accounts receivable of which $1.2 million was not expected to be collected. The fair value of accounts receivable approximated net book value acquired.

The allocation of the purchase price presented above is based on management's estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets and current and other liabilities are valued at historical carrying values, which approximates fair value. Property, plant and equipment is valued through a purchase price appraisal and will be depreciated on a straight-line basis over the respective remaining useful lives of the assets. The inventory was valued at fair value, resulting in a basis step-up of $3.3 million, which was charged to cost of goods sold over the inventory turns of the acquired entity. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. The goodwill of $48.8 million reflects the strategic fit of Crosman in the Company's branded consumer business and is not expected to be deductible for income tax purposes. The purchase accounting for Crosman was finalized during the fourth quarter of 2017.

The intangible assets recorded related to the Crosman acquisition are as follows (in thousands):

Intangible Assets	Amount	Estimated Useful Life
Tradename	$53,463	20 years
Customer relationships	28,718	15 years
Technology	2,413	15 years
	$84,594

The tradename was valued at $53.5 million using a multi-period excess earnings methodology. The customer relationships intangible asset was valued at $28.7 million using the distributor method, a variation of the multi-period excess earnings methodology, in which an asset is valuable to the extent it enables its owners to earn a return in excess of the required returns on the other assets utilized in the business. The technology was valued at $2.4 million using a relief from royalty method.

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

The Company made loans to, and purchased a 97.5% controlling interest in 5.11 ABR Corp. The purchase price, including proceeds from noncontrolling interest and net of transaction costs, was approximately $408.2 million after final settlement of the working capital in the fourth quarter of 2016. The Company funded its portion of the acquisition through an amendment to the 2014 Credit Facility that allowed for an increase in the 2014 Revolving Credit Facility and the 2016 Incremental Term Loan (refer to Note J - Debt). 5.11 management invested in the transaction along with the Company, representing approximately 2.5% initial noncontrolling interest on a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of 5.11. CGM received integration service fees of $3.5 million payable quarterly over a twelve month period as services were rendered beginning in the quarter ended December 31, 2016.

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
(2) Includes $39.1 million in inventory basis step-up, which was charged to cost of goods sold over the inventory turns of the acquired entity.

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
Unaudited pro forma information
The following unaudited pro forma data for the years ended December 31, 2017 and 2016 gives effect to the acquisition of Crosman and 5.11 Tactical, as described above, as if the acquisitions had been completed as of January 1, 2016, and the sale of Tridien as if the disposition had been completed as of January 1, 2016. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Year Ended December 31,
(in thousands)	2017	2016
Net revenues	$1,311,375	$1,282,509
Gross profit	458,613	440,095
Operating income	28,920	29,004
Net income from continuing operations	36,590	50,591
Net income from continuing operations attributable to Holdings	30,969	48,632
Basic and fully diluted net income (loss) per share attributable to Holdings	(0.39)	0.40
Other acquisitions
Ergobaby
On May 11, 2016, the Company's Ergobaby subsidiary acquired all of the outstanding membership interests in New Baby Tula LLC ("Baby Tula"), a maker of premium baby carriers, toddler carriers, slings, blankets and wraps. The purchase price was $73.8 million, net of transaction costs, plus a potential earn-out of $8.2 million based on 2017 financial performance. Ergobaby paid $0.8 million in transaction costs in connection with the acquisition. Ergobaby funded the acquisition and payment of related transaction costs through the issuance of an additional $68.2 million in intercompany loans with the Company, and the issuance of $8.2 million in Ergobaby shares to the selling shareholders. The fair value of the Ergobaby shares issued to the selling shareholders was determined based on a model that multiplies the trailing twelve months earnings before interest, taxes, depreciation and amortization by an estimated enterprise value multiple to determine an estimated fair value. The fair value calculation assumes proceeds from the conversion of outstanding stock options, deducts the carrying value of debt at Ergobaby and estimated selling costs of the entity, and divides the resulting amount by the total number of outstanding shares, including converted stock options, to determine a per share value for the stock issued. The Company funded the additional intercompany loans used for the acquisition with available cash on the balance sheet and a draw on the 2014 Revolving Credit Facility. Ergobaby recorded a purchase price allocation of $13.2 million in goodwill, which is expected to be deductible for income tax purposes, $55.3 million in intangible assets comprised of $52.9 million in finite lived tradenames, $1.7 million in non-compete agreements; and $0.7 million in customer relationships, and $4.8 million in inventory step-up. The inventory step-up has been charged to cost of goods sold during the third and fourth quarters of 2016. In addition, the earn-out provision of the purchase price was allocated a fair value of $3.8 million. The remainder of the purchase consideration was allocated to net assets acquired. The Company finalized the purchase accounting for the Baby Tula acquisition during the fourth quarter of 2016. In the fourth quarter of 2017, Ergobaby determined that the earn-out related to the Baby Tula acquisition would not be paid out and reversed the fair value of the earn-out, recording the reversal in operating income.
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
Sterno
On January 22, 2016, Sterno, a wholly owned subsidiary of the company, acquired all of the outstanding stock of Northern International, Inc. ("Sterno Home"), for a total purchase price of approximately $35.8 million (C$50.6 million), plus a potential earn-out opportunity payable over the next two years up to a maximum amount of $1.8 million (C$2.5 million). The contingent consideration was fair valued at $1.5 million, based on probability weighted models of the achievement of certain performance based financial targets. Refer to Note I - "Fair Value Measurement" for a description of the valuation technique used to fair value the contingent consideration. Headquartered in Coquitlam, British Columbia, Canada, Sterno Home sells flameless candles and outdoor lighting products through the retail segment. Sterno financed the acquisition and payment of the related transaction costs through the issuance of an additional $37.0 million in intercompany loans with the Company.
In connection with the acquisition, Sterno recorded a purchase price allocation of $6.0 million of goodwill, which is not expected to be deductible for income tax purposes, $12.7 million in intangible assets and $1.2 million in inventory step-up. In addition, the earn-out provision of the purchase price was allocated a fair value of $1.5 million. The remainder of the purchase consideration was allocated to net assets acquired. Sterno incurred $0.4 million in acquisition related costs in connection with the Sterno Home acquisition.
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

Summarized operating results for Tridien for the previous years through the date of disposition were as follows (in thousands):

(in thousands)	For the period January 1, 2016 through disposition	Year ended December 31, 2015
Net sales	$45,951	$77,406
Gross profit	7,917	13,137
Operating income	437	(8,703)
Income from continuing operations before income taxes	488	(8,696)
Provision for income taxes	15	(27)
Income from discontinued operations (1)	$473	$(8,669)

(1) The results of operations for the period from January 1, 2016 through the date of disposition, and for the year ended December 31, 2015 exclude $1.1 million and $1.1 million, respectively, of intercompany interest expense.
Sale of CamelBak
On August 3, 2015, the Company sold its majority owned subsidiary, CamelBak, based on a total enterprise value of $412.5 million. The CamelBak purchase agreement contains customary representations, warranties, covenants and indemnification provisions, and the transaction was subject to customary working capital adjustments.

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

Summarized operating results for CamelBak through the date of disposition were as follows (in thousands):

(in thousands)	For the period January 1, 2015 through disposition
Net sales	$96,519
Gross profit	41,415
Operating income	14,348
Income from continuing operations before income taxes	16,607
Provision for income taxes	5,010
Income from discontinued operations (1)	$11,597

(1) The results for the period from January 1, 2015 through disposition exclude $5.4 million of intercompany interest expense.

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

Summarized operating results for American Furniture for the previous years through the date of disposition were as follows (in thousands):

(in thousands)	For the period January 1, 2015 through disposition
Net sales	$122,420
Gross profit	11,613
Operating income	4,126
Income from continuing operations before income taxes	4,134
Provision for income taxes	81
Income from discontinued operations (1)	$4,053

(1) The results for the period from January 1, 2015 through disposition exclude $1.5 million of intercompany interest expense.
Note E — Operating Segment Data
At December 31, 2017, the Company had nine reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products from which each segment derives its revenues is as follows:

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

•
Ergobaby, headquartered in Los Angeles, California, is a designer, marketer and distributor of wearable baby carriers and accessories, blankets and swaddlers, nursing pillows, and related products.  Ergobaby primarily sells its

Ergobaby and Baby Tula branded products through brick-and-mortar retailers, national chain stores, online retailers, its own websites and distributors and derives more than 50% of its sales from outside of the United States.

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

•
Arnold is a global manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including aerospace and defense, motorsport/automotive, oil and gas, medical, general industrial, electric utility, reprographics and advertising specialty markets. Arnold produces high performance permanent magnets (PMAG), precision foil products (Precision Thin Metals or "PTM") and flexible magnets (Flexmag) that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, Arnold has built a diverse and blue-chip customer base totaling more than 2,000 clients worldwide. Arnold is headquartered in Rochester, New York.

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

•
Sterno is a manufacturer and marketer of portable food warming fuel and creative table lighting solutions for the food service industry and flameless candles and outdoor lighting products for consumers. Sterno's products include wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and outdoor lighting products. Sterno is headquartered in Corona, California.

The tabular information that follows shows data for each of the operating segments reconciled to amounts reflected in the consolidated financial statements. The operations of each of the operating segments are included in consolidated operating results as of their date of acquisition. Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business. All our operating segments are deemed reporting units for purposes of annual or event-driven goodwill impairment testing, with the exception of Arnold which has three reporting units (PMAG, Precision Thin Metals and Flexmag). There were no significant inter-segment transactions.
Summary of Operating Segments

Net Revenues	Year ended December 31,
(in thousands)	2017	2016	2015
5.11	$309,999	$109,792	$—
Crosman	78,387	—	—
Ergobaby	102,969	103,348	86,506
Liberty	91,956	103,812	101,146
Manitoba Harvest	55,699	59,323	17,423
ACI	87,782	86,041	87,532
Arnold	105,580	108,179	119,994
Clean Earth	211,247	188,997	175,386
Sterno	226,110	218,817	139,991
Total	1,269,729	978,309	727,978
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—	—
Total consolidated revenues	$1,269,729	$978,309	$727,978

Segment Profit (Loss) (1)	Year ended December 31,
(in thousands)	2017	2016	2015
5.11 (2)	$(7,121)	$(10,153)	$—
Crosman (3)	1,308	—	—
Ergobaby	24,503	17,151	22,157
Liberty	9,475	13,234	11,858
Manitoba Harvest (4)	(9,332)	321	(6,150)
ACI	23,575	22,718	24,144
Arnold (5)	(5,693)	(12,921)	7,584
Clean Earth	12,037	7,929	11,013
Sterno	19,194	18,799	13,200
Total	67,946	57,078	83,806
Reconciliation of segment profit (loss) to consolidated income from continuing operations before income taxes:
Interest expense, net	(27,623)	(24,651)	(25,924)
Other income (expense), net	2,634	(2,919)	(2,323)
Gain (loss) on equity method investment	(5,620)	74,490	4,533
Corporate and other	(44,744)	(40,780)	(36,100)
Total consolidated (loss) income from continuing operations before income taxes	$(7,407)	$63,218	$23,992

(1)	Segment profit (loss) represents operating income (loss).

(2)
5.11 - The year ended December 31, 2017 includes $21.7 million cost of goods sold expense related to the amortization of the step-up in inventory basis resulting from the purchase price allocation of 5.11, and $2.3 million in integration services fees paid to CGM. The year ended December 31, 2016 includes $2.1 million of acquisition related costs incurred in connection with the acquisition of 5.11, $17.4 million of cost of goods sold expense related to the amortization of the step-up in inventory basis resulting from the purchase price allocation of 5.11, and $1.2 million in integration services fees paid to CGM.

(3)
Crosman - The year ended December 31, 2017 includes $1.8 million in acquisition related costs, $3.3 million cost of goods sold expense related to the amortization of the step-up in inventory basis resulting from the purchase price allocation of Crosman, and $0.75 million in integration services fees paid to CGM.

(4)
Manitoba Harvest - The year ended December 31, 2017 includes $8.5 million in impairment expense related to goodwill and the Manitoba Harvest tradename. The year ended December 31, 2016 includes $0.5 million in integration services fees paid to CGM. Results from the year ended December 31, 2015 include $1.5 million of acquisition related costs, $3.1 million of cost of goods sold expense related to the amortization of the step-up in inventory basis resulting from the purchase price allocation of Manitoba Harvest, and $0.5 million in integration service fees paid to CGM.

(5)
Arnold - Operating loss from Arnold for the years ended December 31, 2017 and 2016 includes $8.9 million and $16.0 million, respectively, in goodwill impairment expense related to the PMAG reporting unit. Refer to "Note H - Goodwill and Intangible Assets."

	Accounts Receivable		Identifiable Assets		Depreciation and Amortization
	December 31,		December 31		Year ended December 31,
	2017	2016	2017 (1)	2016 (1)	2017	2016	2015
5.11	$60,481	$49,653	$324,068	$311,560	$39,934	$23,414	$—
Crosman	20,396	—	129,033	—	7,726	—	—
Ergobaby	12,869	11,018	105,672	113,814	11,419	7,769	3,475
Liberty	13,679	13,077	26,715	26,344	1,657	2,758	3,518
Manitoba Harvest	5,663	6,468	95,046	97,977	6,344	6,403	5,192
ACI	6,525	6,686	14,522	16,541	3,323	3,476	2,996
Arnold	14,804	15,195	66,979	64,209	6,428	9,079	8,766
Clean Earth	50,599	45,619	183,508	193,250	21,647	21,157	20,410
Sterno	40,087	38,986	125,937	134,661	11,573	11,549	7,963
Sales allowance accounts	(9,995)	(5,511)	—	—	—	—	—
Total	215,108	181,191	1,071,480	958,356	110,051	85,605	52,320
Reconciliation of segment to consolidated totals:
Corporate and other identifiable assets	—	—	2,026	145,971	—	—	755
Amortization of debt issuance costs and original issue discount	—	—	—	—	5,007	3,565	2,883
Total	$215,108	$181,191	$1,073,506	$1,104,327	$115,058	$89,170	$55,958

(1)	Does not include goodwill balances - refer to "Note H - Goodwill and Other Intangible Assets" for a schedule of goodwill by segment.
Geographic Information
Net Revenues
The segments in the table below had revenues from geographic locations outside the United States in each of the periods presented. Revenue attributable to Canada represented approximately 22.4% of total international revenue in 2017, 24.0% of total international revenue in 2016 and 14.6% of total international revenue in 2015. Revenue attributable to any other individual foreign country was not material in 2017, 2016 or 2015.

Net Revenues	Year ended December 31,
	2017	2016	2015
United States	$1,020,948	$798,671	$623,246
Canada	55,556	42,241	14,310
Europe	89,661	58,730	46,431
Asia Pacific	55,082	52,612	40,872
Other international	48,482	26,055	3,119
Total net revenues	$1,269,729	$978,309	$727,978

Identifiable Assets
The Company's Manitoba Harvest segment is based in Canada, and several of the Company's operating segments have subsidiaries with assets located outside of the United States. The following table presents identifiable assets by geographic area:

Identifiable Assets	December 31,
	2017	2016
United States	$878,322	$890,537
Canada	130,033	145,032
Europe	47,574	41,285
Other international	17,577	27,473
Total identifiable assets	$1,073,506	$1,104,327

Note F — Investment
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
The sale of a portion of the Company's FOX shares in March 2016, August 2016, November 2016 and March 2017 qualified as a Sale Event under the Company's LLC Agreement. During the second quarter, the Company's board of directors declared a distribution to the Holders of the Allocation Interests of $8.6 million in connection with the sale of FOX shares in March 2016. The profit allocation payment was made during the quarter ended June 30, 2016. The Company's board of directors declared a distribution to the Holders of the Allocation Interests of $11.6 million in connection with the sale of FOX shares in August 2016. That payment was made, offset by negative profit allocation related to the Sale Event from the Tridien disposition, in the fourth quarter of 2016. The Company's board of directors declared a distribution to the Holders of the Allocation Interests of $13.4 million related to the November 2016 sale of FOX shares in the fourth quarter of 2016. The amount of the distribution was accrued at December 31, 2016 in the line Due to Related Party in the consolidated Balance Sheet, and paid in January 2017. The sale of FOX shares in March 2017 qualified as a Sale Event under the Company's LLC Agreement. In April 2017, with respect to the March 2017 Offering, the Company's board of directors approved and declared a profit allocation payment totaling $25.8 million that was paid in the second quarter of 2017.

The following table reflects the year to date activity from our investment in FOX for 2017 and 2016:

	Year ended December 31,
	2017	2016
Balance January 1st	$141,767	$249,747
Proceeds from sale of FOX shares, net - March 2017 and 2016	(136,147)	(47,685)
Proceeds from sale of FOX shares, net - August 2016	—	(63,000)
Proceeds from sale of FOX shares, net - November 2016	—	(71,785)
Mark to market adjustment on investment (1)	(5,620)	74,490
Balance December 31st	$—	$141,767

(1) The mark-to-market adjustment is the result of the fair value changes of the FOX investment during the year. The 2017 mark-to-market adjustment represents the unrealized loss on the investment in FOX as of the date of the FOX secondary offering through which the Company sold our remaining shares in FOX.

Arnold Joint Venture
Arnold is a 50% partner in a China rare earth mine-to-magnet joint venture. Arnold accounts for its activity in the joint venture utilizing the equity method of accounting. Gains and losses from the joint venture were not material for the years ended December 31, 2017, 2016 and 2015.
Note G - Inventory and Property, Plant, and Equipment
Inventory
Inventory is comprised of the following (in thousands):

	December 31, 2017	December 31, 2016
Raw materials and supplies	$36,124	$29,708
Work-in-process	13,921	8,281
Finished goods	205,512	182,886
	255,557	220,875
Less: obsolescence reserve	(8,629)	(7,891)
Total	$246,928	$212,984
Property, plant and equipment
Property, plant and equipment is comprised of the following (in thousands):

	December 31, 2017	December 31, 2016
Machinery and equipment	$178,187	$155,591
Office furniture, computers and software	28,824	13,737
Leasehold improvements	20,630	14,156
Construction in process	18,153	8,308
Buildings and land	40,015	35,392
	285,809	227,184
Less: accumulated depreciation	(112,728)	(84,814)
Total	$173,081	$142,370
Depreciation expense was approximately $33.0 million, $26.9 million and $21.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
2017 Interim Impairment Testing
Manitoba Harvest
The Company performed Step 1 testing during the 2017 annual impairment testing for Manitoba Harvest. As a result of operating results that were below forecasted amounts, as well as a failure of the financial covenants associated with the intercompany credit facility, we determined that a triggering event had occurred at Manitoba Harvest in the fourth quarter of 2017. We performed impairment testing of the goodwill and indefinite lived tradename at December 31, 2017. For the quantitative impairment test at Manitoba, we utilized an income approach. The weighted average cost of capital used in the income approach at Manitoba was 11.7%. Under the new guidance, a goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Results of the quantitative testing of Manitoba Harvest indicated that the carrying value of Manitoba Harvest exceeded its fair value by $6.3 million, and the Company recorded $6.2 million (after the effect of foreign currency translation) as impairment expense at December 31,

2017. For the indefinite lived trade name, quantitative testing of the Manitoba Harvest tradename indicated that the carrying value exceeded its fair value by $2.3 million, and the Company recorded $2.3 million (after the effect of foreign currency translation) of impairment expense at December 31, 2017. The Company expects to finalize the Manitoba Harvest impairment testing during the first quarter of 2018.
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
2017 Indefinite Lived Intangible Asset Impairment Testing
The Company used a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. The Company evaluated the qualitative factors of each reporting unit that maintains indefinite lived intangible assets in connection with the annual impairment testing for 2017. Our indefinite lived intangible assets consist of trade names with a carrying value of approximately $71.3 million at December 31, 2017. The results of the qualitative analysis of our indefinite lived intangible assets, which we completed during the quarter ended June 30, 2017, indicated that the fair value of the indefinite lived intangible assets exceeded their carrying value. The indefinite lived trade name of Manitoba Harvest was tested in connection with the Step 1 test at March 31, 2017 - refer to above.
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
In the first test of goodwill impairment testing, we compare the fair value of each reporting unit to its carrying amount. For purposes of the Step 1 for the Arnold reporting units, we estimated the fair value of the reporting unit using an income approach, whereby we estimate the fair value of a reporting unit based on the present value of future cash flows. Cash flow projections are based on Management's estimate of revenue growth rates and operating margins and take into consideration industry and market conditions as well as company and reporting unit specific economic factors. The discount rate used is based on the weighted average cost of capital adjusted for the relevant risk associated with the business specific characteristics and the uncertainty associated with the reporting unit's ability to execute on the projected cash flows. For the Step 1 quantitative impairment testing for Arnold's reporting units, we used only an income approach because we determined that the guideline public company comparables for PMAG, PTM, and Flexmag were not representative of these reporting three reporting units. In the income approach, we used a weighted average cost of capital of 12.5% for PMAG, 13.0% for PTM and 12% for Flexmag.
The Company had not completed the Step 2 testing for PMAG at December 31, 2016, and recorded an estimated impairment loss for PMAG of $16 million based on a range of impairment loss. During the first quarter of 2017, the Company recorded an additional $8.9 million of goodwill impairment after the results of the Step 2 indicated total goodwill impairment of the PMAG reporting unit of $24.9 million. The Step 2 impairment was higher than the initial estimate at December 31, 2016 due primarily to the valuation of PMAG's property, plant and equipment during the Step 2 exercise.

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
2015 Indefinite Lived Intangible Asset Impairment Testing
We use a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. Our indefinite lived intangible assets consist of trade names with a carrying value of approximately $72.2 million at December 31, 2015. Results of the qualitative analysis indicate that the carrying value of the Company’s indefinite lived intangible assets did not exceed their fair value.

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
The following is a summary of the net carrying amount of goodwill at December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Goodwill - gross carrying amount	$562,842	$507,637
Accumulated impairment losses	(31,153)	(16,000)
Goodwill - net carrying amount	$531,689	$491,637
A reconciliation of the change in the carrying value of goodwill for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	Balance at January 1, 2017	Acquisitions (1)	Goodwill Impairment	Foreign currency translation	Other (4)	Balance at December 31, 2017
5.11	$92,966	$—	$—	$—	$—	$92,966
Crosman	—	49,352	—	—	—	49,352
Ergobaby	61,031	—	—	—	—	61,031
Liberty	32,828	—	—	—	—	32,828
Manitoba Harvest	44,171	—	(6,289)	3,142	—	41,024
ACI	58,019	—	—	—	—	58,019
Arnold (2)	35,767	—	(8,864)	—	—	26,903
Clean Earth	118,224	875	—	—	—	119,099
Sterno	39,982	1,689	—	—	147	41,818
Corporate (3)	8,649	—	—	—	—	8,649
Total	$491,637	$51,916	$(15,153)	$3,142	$147	$531,689
(1) Acquisition of businesses during the year ended December 31, 2017 includes the acquisition of Crosman by the Company in June 2017, and add-on acquisitions at Clean Earth in March 2017, Crosman in July 2017 and Sterno in August 2017.
(2) Arnold has three reporting units PMAG, Precision Thin Metals and Flexmag with goodwill balances of $15.6 million, $6.5 million and $4.8 million, respectively.
(3) Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the ACI segment. This amount is allocated back to the ACI segment for purposes of goodwill impairment testing.
(4) Represents the final settlement related to Sterno's acquisition of Sterno Home Inc. ("Sterno Home", formerly NII).

	Balance at January 1, 2016	Acquisitions (1)	Goodwill Impairment	Foreign currency translation	Other (4)	Balance at December 31, 2016
5.11	$—	$92,966	$—	$—	$—	$92,966
Ergobaby	41,664	19,367	—	—	—	61,031
Liberty	32,828	—	—	—	—	32,828
Manitoba Harvest	52,673	—	—	2,077	(10,579)	44,171
ACI	58,019	—	—	—	—	58,019
Arnold (2)	51,767	—	(16,000)	—	—	35,767
Clean Earth	111,339	6,885	—	—	—	118,224
Sterno	33,716	6,266	—	—	—	39,982
Corporate (3)	8,649	—	—	—	—	8,649
Total	$390,655	$125,484	$(16,000)	$2,077	$(10,579)	$491,637

(1)
Acquisition of businesses during the year ended December 31, 2016 includes the acquisition of 5.11 by the Company in August 2016, and the add-on acquisitions by Sterno in January 2016, Clean Earth in April and June 2016, and Ergobaby in May 2016.

(2)	Arnold has three reporting units PMAG, Precision Thin Metals and Flexmag with goodwill balances of $24.4 million, $6.5 million and $4.8 million, respectively.

(3)	Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the ACI segment. This amount is allocated back to the ACI segment for purposes of goodwill impairment testing.

(4)	Purchase accounting adjustments related to the Manitoba acquisition of HOCI in December 2015. The purchase accounting for HOCI was finalized in the first quarter of 2016.
Approximately $91.1 million of goodwill is deductible for income tax purposes at December 31, 2017.
Other intangible assets subject to amortization are comprised of the following (in thousands):

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Lives
Customer relationships	$338,719	$(102,271)	$236,448	$304,751	$(79,607)	$225,144	13
Technology and patents	49,075	(22,492)	26,583	44,710	(18,290)	$26,420	9
Trade names, subject to amortization	182,976	(22,518)	160,458	128,675	(6,833)	$121,842	15
Licensing and non-compete agreements	7,965	(6,488)	1,477	7,845	(5,987)	$1,858	4
Permits and airspace (1)	115,230	(31,026)	84,204	113,295	(21,531)	$91,764	13
Distributor relations and other	726	(646)	80	606	(606)	$—	5
	694,691	(185,441)	509,250	599,882	(132,854)	467,028
Trade names, not subject to amortization	71,267	—	71,267	72,183	—	72,183
Total intangibles, net	$765,958	(185,441)	580,517	$672,065	$(132,854)	$539,211

(1) Permits and airspace intangible assets relate to the Company's Clean Earth business. Permits are obtained by Clean Earth for the treatment of soil and solid waste from various government municipalities and are amortized over the estimated life of the permit. Modifications of existing permits to accept new waste streams, alterations of existing permits to enhance the permit limitations, and new permits, as well as the related costs associated with obtaining, modifying or renewing the permits, are capitalized and amortized over the estimated life of the permit.

Estimated charges to amortization expense of intangible assets over the next five years, is as follows, (in thousands):

2018	$62,983
2019	61,930
2020	52,308
2021	42,596
2022	40,917
$260,734
The Company’s amortization expense of intangible assets for the years ended December 31, 2017, 2016 and 2015 totaled $52.0 million, $35.1 million and $28.8 million, and respectively.
Note I — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017 and 2016 (in thousands):

	Fair Value Measurements at December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	(178)	—	—	(178)
Interest rate swap	(6,107)	—	(6,107)	—
Total recorded at fair value	$(6,285)	$—	$(6,107)	$(178)

(1)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition in 2010 and the 5.11 acquisition in 2016.

	Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Equity method investment - FOX	$141,767	$141,767	$—	$—
Liabilities:
Put option of noncontrolling shareholders (3)	(180)	—	—	(180)
Contingent consideration - acquisitions (2)	(4,830)	—	—	(4,830)
Interest rate swap	(10,719)	—	(10,719)	—
Total recorded at fair value	$126,038	$141,767	$(10,719)	$(5,010)

(1)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition in 2010 and the 5.11 acquisition in 2016.

(2)
Represents potential earn-outs payable as additional purchase price consideration by Sterno in connection with the acquisition of Sterno Home and Ergobaby in connection with the acquisition of Baby Tula.

(3)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition.

A reconciliation of the change in the carrying value of the Company’s Level 3 fair value measurements for the year ended December 31, 2017 and 2016 is as follows (in thousands):

	2017	2016
Balance at January 1st	$(5,010)	$(50)
Contingent consideration - Sterno Home	(382)	(1,500)
Contingent consideration - Baby Tula	—	(3,780)
Put option issued to noncontrolling shareholder - 5.11	—	(50)
Payment of contingent consideration - Sterno Home	475	450
(Increase) decrease in the fair value of put option of noncontrolling shareholders - Liberty	8	(80)
Increase in the fair value of put option of noncontrolling shareholder - 5.11	(5)	—
Reversal of contingent consideration - Baby Tula	3,780	—
Reversal of contingent consideration - Sterno Home	956	—
Balance at December 31st	$(178)	$(5,010)
Valuation Techniques
Options of noncontrolling shareholders
The put options of noncontrolling shareholders were determined based on inputs that were not readily available in public markets or able to be derived from information available in publicly quoted markets. As such, the Company categorized the put options of the noncontrolling shareholders as Level 3. The primary inputs associated with this valuation are earnings before interest, taxes amortization and depreciation times a multiple established in the shareholder put option agreement, which is used to determine a per share equity value for the shares that can be put back to the Company. The per share equity value of the Liberty put option is discounted for liquidity and marketability, as well as a the probability of a triggering event. An increase or decrease in these primary inputs would not have a material impact on the determination of the fair value of these put options. As a result of the Liberty recapitalization (refer to "Note O - Noncontrolling Interest" for a description of the transaction), the number of shares that can be put back to the Company by the noncontrolling shareholders increased, resulting in an increase in the fair value of the put option.
Interest rate swap
The Company’s derivative instruments at December 31, 2017 consisted of an over-the-counter interest rate swap contract which is not traded on a public exchange. The fair value of the Company’s interest rate swap contract was determined based on inputs that were readily available in public markets or could be derived from information available in publicly quoted markets. As such, the Company categorized the swap as Level 2. Changes in the fair value of the interest rate swap liability during the year ended December 31, 2017 were expensed to interest expense on the consolidated statement of operations. Refer to "Note K - Derivative Instruments and Hedging Activities" for further information.
Contingent Consideration
Sterno entered into a contingent consideration arrangement associated with the purchase of Sterno Home (formerly NII) in January 2016. The earnout provision provides for payments up to $1.8 million over a two year period subsequent to acquisition. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is the performance target defined and measured to determine the earnout payment due, if any, after each defined measurement period. The contingent consideration was valued at $1.5 million using probability weighted models. During the quarter ended September 30, 2016, Sterno paid $0.5 million of the contingent consideration. At December 31, 2016, Sterno determined that it was more likely than not that the full amount of the contingent consideration would be paid out, and recorded an additional $0.4 million in earnout, which was recorded though the statement of operations. Sterno paid an additional $0.5 million in the first quarter of 2017 related to an earnout milestone as of December 31, 2016. At December 31, 2017, Sterno determined that the final earnout milestone had not been met, and reversed the remaining contingent consideration liability.
In connection with the acquisition of Baby Tula in May 2016, Ergobaby entered into a contingent consideration arrangement with the sellers. The earnout provision provides for additional consideration of $8.2 million if the gross profit for Baby Tula for the 2017 fiscal year exceeds a specified level. No earnout amount will be paid if the specified gross profit level is not met. Ergobaby valued the contingent consideration at a fair value of $3.8 million using a probability weighted option pricing model. At December 31, 2017, Ergobaby determined that the earnout provision would not be met and reversed the fair value of the liability.

2014 Term Loan and 2016 Incremental Term Loan
At December 31, 2017, the carrying value of the principal under the Company's outstanding 2014 Term Loan, including the current portion, was $560.0 million, which approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company's net leverage ratio. The estimated fair value of the outstanding 2014 Term Loan is classified as Level 2 in the fair value hierarchy.

Nonrecurring Fair Value Measurements
The following tables provide the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2017 and 2016 (in thousands). Refer to "Note H – Goodwill and Intangibles", for a description of the valuation techniques used to determine fair value of the assets measured on a non-recurring basis in the table below. There were no assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2015.

					Expense
	Fair Value Measurements at December 31, 2017				Year ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	December 31, 2017
Goodwill - Arnold	$26,903	$—	$—	$26,903	$8,864
Goodwill - Manitoba Harvest	41,024	—	—	41,024	6,188
Tradename - Manitoba	10,834	—	—	11,550	2,273
					$17,325

					Expense
	Fair Value Measurements at December 31, 2016				Year ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	December 31, 2016
Goodwill - Arnold	$35,767	$—	$—	$35,767	$16,000
Property, plant and equipment (1)	$—	$—	$—	$—	$1,824
Tradename (1)	$—	$—	$—	$—	$317
Technology (1)	$—	$—	$—	$—	$3,460
Customer relationships (1)	$—	$—	$—	$—	$2,426
Permits (1)	$—	$—	$—	$—	$1,177
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

2016 Incremental Term Loan
The 2016 Incremental Term Loan was issued at an original issue discount of 99.25% of par value. The Company incurred $6.0 million in additional debt issuance costs related to the Incremental Credit Facility, which will be recognized as expense during the remaining term of the related 2014 Revolving Credit Facility, and 2014 Term Loan and 2016 Incremental Term Loan. The Incremental Facility Amendment did not change the due dates or applicable interest rates of the 2014 Credit Agreement. The quarterly payments for the term advances under the 2014 Credit Agreement increased to approximately $1.4 million per quarter. The Company used the proceeds from the Incremental Facility Amendment to fund the acquisition of 5.11 Tactical (refer to "Note C - Acquisition of Businesses"").
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

The following table provides the Company’s debt holdings at December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017	December 31, 2016
Revolving Credit Facility	$42,000	$4,400
Term Loan Facility	559,973	565,658
Original issue discount (1)	(3,483)	(4,706)
Deferred financing costs - term debt	(8,458)	(8,015)
Total debt	$590,032	$557,337
Less: Current portion, term loan facilities	(5,685)	(5,685)
Long-term debt	$584,347	$551,652

(1)
The Company recorded $4.6 million in original issue discount upon issuance of the 2014 Term Loan Facility in June 2014 and $1.9 million in original issue discount upon issuance of the 2016 Incremental Term Loan. This discount is being amortized over the life of the 2014 Term Loan Facility and 2016 Incremental Term Loan.

Annual maturities of the Company's debt obligations under the 2014 Credit Facility are as follows (in thousands):

2018	5,685
2019	47,685
2020	5,685
2021	539,435
$598,490

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

The following table summarizes debt issuance costs at December 31, 2017 and December 31, 2016, and the balance sheet classification in each of the periods presents (in thousands):

	December 31, 2017	December 31, 2016
Deferred debt issuance costs	$21,491	$18,960
Accumulated amortization	(10,250)	(6,248)
Deferred debt issuance costs, net	$11,241	$12,712

Balance sheet classification:
Other noncurrent assets	$2,784	$4,698
Long-term debt	8,458	8,014
	$11,241	$12,712

Covenants
The Company is subject to certain customary affirmative and restrictive covenants arising under the 2014 Credit Facility. The following table reflects required and actual financial ratios as of December 31, 2017 included as part of the affirmative covenants in the 2014 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.50: 1.00	2.82:1.00
Total Debt to EBITDA Ratio	less than or equal to 3:50: 1.00	3.00:1.00
A breach of any of these covenants will be an event of default under the 2014 Credit Facility. Upon the occurrence of an event of default under the 2014 Credit Facility, the 2014 Revolving Credit Facility may be terminated, the 2014 Term Loan Facility and all outstanding loans and other obligations under the 2014 Credit Facility may become immediately due and payable and any letters of credit then outstanding may be required to be cash collateralized, and the Agent and the Lenders may exercise any rights or remedies available to them under the 2014 Credit Facility. Any such event would materially impair the Company’s ability to conduct its business. As of December 31, 2017, the Company was in compliance with all covenants as defined in the 2014 Credit Agreement.
Letters of credit
The 2014 Credit Facility allows for letters of credit in an aggregate face amount of up to $100.0 million. Letters of credit outstanding at December 31, 2017 totaled $0.6 million and at December 31, 2016 totaled $4.2 million. Letter of credit fees recorded to interest expense totaled $0.1 million in each of the years ended December 31, 2017, 2016 and 2015.
Interest hedge
The Company entered into an interest rate swap on $220 million of outstanding debt for a period from April 2016 through June 2021 in connection with the term of our 2014 Term Loan. Refer to "Note K - Derivative Instruments and Hedging Activities" for further information on the interest rate derivatives entered into as part of the Term Loan Facility.
Interest expense
The following details the components of interest expense in each of the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year ended December 31,
	2017	2016	2015
Interest on credit facilities	$23,940	$19,861	$17,590
Unused fee on Revolving Credit Facility	2,856	1,947	1,612
Amortization of original issue discount	1,037	802	671
Unrealized (gains) losses on interest rate derivatives	(648)	1,539	5,662
Letter of credit fees	70	108	121
Other	538	415	286
Interest expense	$27,793	$24,672	$25,942
Average daily balance of debt outstanding	$597,114	$477,656	$443,348
Effective interest rate	4.7%	5.2%	5.9%

Note K — Derivative Instruments and Hedging Activities
Interest Rate Swaps
On September 16, 2014, the Company purchased an interest rate swap ("New Swap") with a notional amount of $220 million. The New Swap is effective April 1, 2016 through June 6, 2021, the termination date of our 2014 Term Loan. The interest rate swap agreement requires the Company to pay interest rates on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At December 31, 2017 and 2016, the New Swap had a fair value loss of $6.1 million and $10.7 million, respectively, principally reflecting the present value of future payments and receipts under the agreement.
In October 2011, the Company purchased a three-year interest rate swap (the "Swap") with a notional amount of $200 million effective January 1, 2012 through March 31, 2016. The interest rate swap agreement required the Company to pay interest on the notional amount at the rate of 2.49% in exchange for the three-month LIBOR rate, with a floor of 1.5%. At December 31, 2015, this Swap had a fair value loss of $0.5 million. A final payment under the Swap of $0.5 million was made on March 31, 2016 when the Swap contract ended.
The following table reflects the classification of the Company's Interest Rate Swap on the Consolidated Balance Sheets at December 31, 2017 and 2016 (in thousands):

	Year ended December 31,
	2017	2016
Other current liabilities	$2,468	$4,010
Other non-current liabilities	3,639	6,709
Total fair value	$6,107	$10,719
The Company did not elect hedge accounting for the above derivative transaction associated with the Credit Facility and changes in fair value are included in interest expense on the consolidated statement of operations.
Foreign Currency Contracts
The Company's Arnold operating segment from time to time will use forward contracts and options to hedge the value of the Eurodollar against the Swiss Franc or the British Pound Sterling. Mark-to-market gains and losses on these instruments were not material to the consolidated results during each of the years ended December 31, 2017, 2016 or 2015. At December 31, 2017 and 2016, these contracts had notional values of €0.3 million and €0.8 million, respectively, and maturity dates within three months of year end.
Note L — Income Taxes
Compass Diversified Holdings and Compass Group Diversified Holdings LLC are classified as partnerships for U.S. Federal income tax purposes and are not subject to income taxes. Each of the Company’s majority owned subsidiaries are subject to Federal and state income taxes.
Components of the Company's pretax income (loss) before taxes are as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Domestic (including U.S. exports)	$(13,276)	$63,782	$29,432
Foreign subsidiaries	5,869	(564)	(5,440)
	$(7,407)	$63,218	$23,992
Components of the Company’s income tax provision (benefit) are as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Current taxes
Federal	$10,293	$12,994	$16,079
State	2,221	2,486	2,567
Foreign	6,236	3,857	688
Total current taxes	18,750	19,337	19,334
Deferred taxes:
Federal	(55,299)	(5,816)	(764)
State	(1,712)	(1,357)	70
Foreign	(2,418)	(2,695)	(3,639)
Total deferred taxes	(59,429)	(9,868)	(4,333)
Total tax provision	$(40,679)	$9,469	$15,001

The tax effects of temporary differences that have resulted in the creation of deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Tax credits	$5,035	$11,485
Accounts receivable and allowances	1,134	1,032
Net operating loss carryforwards	27,631	28,896
Accrued expenses	5,789	7,324
Other	5,174	3,966
Total deferred tax assets	$44,763	$52,703
Valuation allowance (1)	(5,912)	(7,256)
Net deferred tax assets	$38,851	$45,447
Deferred tax liabilities:
Intangible assets	$(102,581)	$(120,645)
Property and equipment	(17,060)	(19,810)
Repatriation of foreign earnings	(68)	(8,973)
Prepaid and other expenses	(191)	(6,857)
Total deferred tax liabilities	$(119,900)	$(156,285)
Total net deferred tax liability	$(81,049)	$(110,838)

(1)	Primarily relates to the 5.11 and Arnold operating segments.
For the years ending December 31, 2017 and 2016, the Company recognized approximately $119.9 million and $156.3 million, respectively in deferred tax liabilities. A significant portion of the balance in deferred tax liabilities reflects temporary differences in the basis of property and equipment and intangible assets related to the Company’s purchase accounting adjustments in connection with the acquisition of certain of its businesses. For financial accounting purposes the Company has recognized a significant increase in the fair values of the intangible assets and property and equipment in certain of the businesses it acquired. For income tax purposes the existing, pre-acquisition tax basis of the intangible assets and property and equipment is utilized. In order to reflect the increase in the financial accounting basis over the existing tax basis, a deferred tax liability was recorded. This liability will decrease in future periods as these temporary differences reverse but may be replaced by deferred tax liabilities generated as a result of future acquisitions.
A valuation allowance relating to the realization of foreign tax credits and net operating losses of $5.9 million was provided at December 31, 2017 and $7.3 million was provided at December 31, 2016. A valuation allowance is provided whenever it is more likely than not that some or all of deferred assets recorded may not be realized.

The reconciliation between the Federal Statutory Rate and the effective income tax rate for 2017, 2016 and 2015 are as follows:

	Year ended December 31,
	2017	2016	2015
United States Federal Statutory Rate	(35.0)%	35.0%	35.0%
State income taxes (net of Federal benefits)	(6.5)	0.6	6.5
Foreign income taxes	(18.4)	1.5	1.2
Expenses of Compass Group Diversified Holdings, LLC representing a pass through to shareholders (1)	(3.3)	3.6	29.1
Effect of (gain) loss on equity method investment	26.6	(41.2)	(6.6)
Impact of subsidiary employee stock options	9.9	1.3	1.3
Domestic production activities deduction	(8.4)	(0.9)	(3.2)
Non-deductible acquisition costs	4.6	1.9	—
Impairment expense	69.4	—	—
Effect of undistributed foreign earnings	(18.7)	4.2	—
Non-recognition of NOL carryforwards at subsidiaries	(18.1)	3.6	(6.1)
Adjustments to uncertain tax positions (2)	(124.0)	—	—
Utilization of tax credits	(40.1)	(0.7)	(1.1)
Effect of Tax Act - remeasurement of deferred tax assets and liabilities (3)	(468.0)	—	—
Effect of Tax Act - transition tax on non-U.S. subsidiaries' earnings(3)	65.6	—	—
Other	15.2	6.1	6.4
Effective income tax rate	(549.2)%	15.0%	62.5%

(1)	The effective income tax rate for each of the years presented includes losses at the Company’s parent, which is taxed as a partnership.

(2)
Represents the effect of the reversal of an uncertain tax position at our 5.11 business that existed as of the acquisition date and was settled during the fourth quarter of 2017, resulting in a tax benefit of $9.2 million in our 2017 tax provision.

(3)
The effect of the enactment of the Tax Act on our tax provision for the year ended December 31, 2017 was a benefit of $34.7 million related to the reduction in the U.S. federal corporate income tax rate from 35% to 21%, and tax expense of $4.9 million related to the one-time transition tax liability of our foreign subsidiaries. Our loss before income taxes for 2017 was $7.4 million, and as a result, the effect from the Tax Act on the reconciliation in the table above was significant.

A reconciliation of the amount of unrecognized tax benefits for 2017, 2016 and 2015 are as follows (in thousands):

Balance at January 1, 2015	$433
Additions for current years’ tax positions	73
Additions for prior years’ tax positions	—
Reductions for prior years’ tax positions	(15)
Reductions for settlements	—
Reductions for expiration of statute of limitations	(102)
Balance at December 31, 2015	$389
Additions for current years’ tax positions	64
Additions for prior years’ tax positions (1)	10,150
Reductions for prior years’ tax positions	(16)
Reductions for settlements	—
Reductions for expiration of statute of limitations	(87)
Balance at December 31, 2016	$10,500

Additions for current years’ tax positions	96
Additions for prior years’ tax positions	23
Reductions for prior years’ tax positions (1)	(9,397)
Reductions for settlements	—
Reductions for expiration of statute of limitations	(87)
Balance at December 31, 2017	$1,135
(1) The increase in prior year tax positions during the year ended December 31, 2016 related to an unrecognized tax benefit at the Company's 5.11 business, which was acquired in August 2016. The uncertainty was resolved in the fourth quarter of 2017 and the amount was reversed.
Included in the unrecognized tax benefits at December 31, 2017 and 2016 is $1.0 million and $10.4 million, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate. The Company accrues interest and penalties related to uncertain tax positions. The amounts accrued at December 31, 2017, 2016 and 2015 are not material to the Company. Such amounts are included in the provision (benefit) for income taxes in the accompanying consolidated statements of operations. The change in the unrecognized tax benefit during 2017 and 2016 resulted from the acquisition of 5.11. The change in the unrecognized tax benefit during 2015 was not material. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, we do not expect the change to have a significant impact on the consolidated results of operations or financial position.
Each of the Company’s businesses file U.S. Federal, state and foreign income tax returns in multiple jurisdictions with varying statutes of limitations. The 2013 through 2017 tax years generally remain subject to examinations by the taxing authorities.
Note M – Defined Benefit Plan
In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets at December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Change in benefit obligation:
Benefit obligation, beginning of year	$13,804	$13,392
Service cost	534	409
Interest cost	94	130
Actuarial (gain)/loss	(59)	817
Employee contributions and transfer	319	315
Benefits paid	(555)	(810)
Foreign currency translation	616	(449)
Benefit obligation	$14,753	$13,804
Change in plan assets:
Fair value of assets, beginning of period	$10,549	$10,897
Actual return on plan assets	348	122
Company contribution	7	390
Employee contributions and transfer	319	315
Benefits paid	(555)	(810)
Foreign currency translation	464	(365)
Fair value of assets	11,132	10,549
Funded status	$(3,621)	$(3,255)

The unfunded liability of $3.6 million and $3.3 million at December 31, 2017 and 2016, respectively, is recognized in the consolidated balance sheet within other non-current liabilities. Net periodic benefit cost consists of the following (in thousands):

	Year ended December 31,
	2017	2016	2015
Service cost	$534	$409	$578
Interest cost	94	130	167
Expected return on plan assets	(155)	(147)	310
Amortization of unrecognized loss	250	165	—
Net periodic benefit cost	$723	$557	$1,055
Assumptions used to determine the benefit obligations and components of the net periodic benefit cost at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Discount rate	0.65%	0.65%
Expected return on plan assets	1.40%	1.40%
Rate of compensation increase	1.00%	1.00%
The Company considers the historical level of long-term returns and the current level of expected long-term returns for the plan assets, as well as the current and expected allocation of assets when developing its expected long-term rate of return on assets assumption. The assumptions used for the plan are based upon customary rates and practices for the location of the Company.
The Company, for 2018, will be contributing per the terms of the agreement, and the expected contribution to the plan will total approximately $0.6 million.
The following presents the benefit payments which are expected to be paid for the plan in each year indicated (in thousands):

2018	$551
2019	963
2020	1,254
2021	706
2022	635
Thereafter	3,692
$7,801
Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and providing adequate liquidity to meet immediate and future benefit payment requirements.
The assets of the plan are reinsured in their entirety with Swiss Life Ltd. (“Swiss Life”) within the framework of the corresponding contracts with Swiss Life Collective BVG Foundation and Swiss Life Complementary Foundation. The assets are guaranteed by the insurance company and pooled with the assets of other participating employers. The allocation of pension plan assets by category in Swiss Life’s group life portfolio is as follows at December 31, 2017:

Certificates of deposit and cash and cash equivalents	66%
Fixed income bonds and securities	8%
Equities and investment funds	8%
Real estate	16%
Other investments	2%
100%

The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at December 31, 2017 and 2016 were considered Level 3.
Note N — Stockholders' Equity
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
Trust Preferred Shares
Pursuant to the Trust agreement, the Trust is authorized to issue up to 50,000,000 Trust preferred shares and the Company is authorized to issue a corresponding number of Trust Interests. On June 28, 2017, the Trust issued 4,000,000 7.250% Series A Preferred Shares (the "Series A Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.4 million net of underwriters' discount and issuance costs. When, and if declared by the Company's board of directors, distribution on the Series A Preferred Shares will be payable quarterly on January 30, April 30, July 30, and October 30 of each year, beginning on October 30, 2017, at a rate per annum of 7.250%. Distributions on the Series A Preferred Shares are discretionary and non-cumulative. The Company has no obligation to pay distributions for a quarterly distribution period if the board of directors does not declare the distribution before the scheduled record of date for the period, whether or not distributions are paid for any subsequent distribution periods with respect to the Series A Preferred Shares, or the Trust common shares. If the Company's board of directors does not declare a distribution for the Series A Preferred Shares for a quarterly distribution period, during the remainder of that quarterly distribution period the Company cannot declare or pay distributions on the Trust common shares. The Series A Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series A Preferred Shares.
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
Profit Allocation Interests
The Profit Allocation Interests represent the original equity interest in the Company. The holders of the Allocation Interests (“Holders”), through Sostratus LLC, are entitled to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The distributions of the profit allocation is paid upon the occurrence of the sale of a material amount of capital stock or assets of one of the Company’s businesses (“Sale Event”) or, at the option of the Holders, at each five year anniversary date of the acquisition of one of the Company’s businesses (“Holding Event”). The Company records distributions of the profit allocation to the Holders upon occurrence of a Sale Event or Holding Event as dividends declared on Allocation Interests to stockholders’ equity when they are approved by the Company’s board of directors.

The following is a summary of the profit allocation payments made to the Allocation Interest Holders during each of the year ended December 31, 2017, 2016 and 2015:
Year ended December 31, 2017

•
The Company's board of directors approved and declared a profit allocation payment in the fourth quarter of 2016 to the Allocation Interest Holders of $13.4 million related to the FOX November Offering (refer to Note F - "Investment"). This amount was recorded as "Due to related parties" in the accompanying balance sheet at December 31, 2016, and was paid in the first quarter of 2017.

•	$25.8 million paid in the second quarter of 2017 resulting from the sale of FOX shares in March 2017 (refer to Note F - "Investment") which qualified as a Sale Event under the Company's LLC Agreement.
Year ended December 31, 2016

•	$8.6 million paid in the second quarter as a result of a Sale Event related to the sale of FOX shares in March 2016 (refer to "Note F - Investment");

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

Earnings per share
Basic and diluted earnings per share for the fiscal year ended December 31, 2017, 2016 and 2015 is calculated as follows:

	2017	2016	2015
Income (loss) from continuing operations attributable to common shares of Holdings	$(13,994)	$28,009	$(13,873)
Less: Effect of contribution based profit—Holding Event	12,726	2,862	2,804
Income (loss) from Holdings attributable to common shares	$(26,720)	$25,147	$(16,677)

Income from discontinued operations attributable to Holdings	$340	$2,898	$157,980
Less: Effect of contribution based profit	—	—	—
Income from discontinued operations of Holdings attributable to common shares	$340	$2,898	$157,980

Basic and diluted weighted average common shares of Holdings outstanding	59,900	54,591	54,300

Basic and fully diluted income (loss) per common share attributable to Holdings
Continuing operations	$(0.45)	$0.46	$(0.30)
Discontinued operations	$0.01	$0.05	$2.91
	$(0.44)	$0.51	$2.61

Distributions
During the year ended December 31, 2017, the Company paid the following distributions:
Trust Common Shares

•	On January 26, 2017, the Company paid a distribution of $0.36 per share to holders of record as of January 19, 2017. This distribution was declared on January 5, 2017.

•	On April 27, 2017, the Company paid a distribution of $0.36 per share to holders of record as of April 20, 2017. This distribution was declared on April 6, 2017.

•	On July 27, 2017, the Company paid a distribution of $0.36 per share to holders of record as of July 20, 2017. This distribution was declared on July 6, 2017.

•	On October 26, 2017, the Company paid a distribution of $0.36 per share to holders of record as of October 19, 2017. This distribution was declared on October 5, 2017.
On January 25, 2018, the Company paid a distribution of $0.36 per share to holders of record as of January 18, 2018. This distribution was declared on January 4, 2018.
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
Trust Preferred Shares

•
On October 30, 2017, the Company paid a distribution of $0.61423611 per share on the Company’s Series A Preferred Shares. The distribution on the Series A Preferred Shares covers the period from and including June 28, 2017, the original issue date of the Series A Preferred Shares, up to, but excluding, October 30, 2017. This distribution was declared on October 5, 2017 and was payable to holders of record of the Company's Series A Preferred Shares as of October 15, 2017.

On January 30, 2018, the Company paid a distribution of $0.453125 per share on the Company’s Series A Preferred Shares. This distribution was declared on January 4, 2018.
Note O — Noncontrolling Interest
Noncontrolling interest represents the portion of a majority-owned subsidiary’s net income and equity that is owned by noncontrolling shareholders.

The following tables reflect the Company’s percentage ownership of its businesses, as of December 31, 2017, 2016 and 2015 and related noncontrolling interest balances as of December 31, 2017 and 2016:

	% Ownership (1) December 31, 2017		% Ownership (1) December 31, 2016		% Ownership (1) December 31, 2015
	Primary	Fully Diluted	Primary	Fully Diluted	Primary	Fully Diluted
5.11 Tactical	97.5	85.5	97.5	85.1	n/a	n/a
Crosman	98.8	89.2	n/a	n/a	n/a	n/a
Ergobaby	82.7	76.6	83.5	76.9	81.0	74.2
Liberty	88.6	84.7	88.6	84.7	96.2	84.6
Manitoba Harvest	76.6	67.0	76.6	65.6	76.6	65.6
ACI	69.4	69.2	69.4	69.3	69.4	69.3
Arnold	96.7	84.7	96.7	84.7	96.7	87.3
Clean Earth	97.5	79.8	97.5	79.8	97.5	86.2
Sterno	100.0	89.5	100.0	89.5	100.0	89.7

(1)	The principal difference between primary and fully diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective business.

	Noncontrolling Interest Balances
(in thousands)	December 31, 2017	December 31, 2016
5.11 Tactical	$8,003	$5,934
Crosman	1,373	—
Ergobaby	23,416	18,647
Liberty	3,254	2,681
Manitoba Harvest	11,725	13,687
ACI	(5,850)	(11,220)
Arnold	1,368	1,536
Clean Earth	7,357	5,469
Sterno	2,045	1,305
Allocation Interests	100	100
	$52,791	$38,139

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

Ergobaby Share Issuance
In connection with the Ergobaby acquisition of Baby Tula in May 2016, Ergobaby issued shares of their stock valued at $8.2 million to the selling shareholders (refer to "Note C - Acquisition of Businesses" for the methodology used to determine the value of the shares at issuance). Subsequent to the issuance of the shares, the Company's ownership interest in Ergobaby was 77.9% on a primary basis and 71.2% on a fully diluted basis.

Ergobaby Share Repurchase
In June 2016, Ergobaby repurchased 77,425 shares of Ergobaby common stock from certain noncontrolling shareholders for a total purchase price of $15.4 million. Ergobaby financed the repurchase of shares with an increase to the intercompany debt facility with the Company. The difference between the consideration paid for the noncontrolling interest and the adjustment to the carrying amount of the Company's noncontrolling interest in Ergobaby was recognized in the Company's equity. Subsequent to the repurchase, the Company's ownership interest in Ergobaby was 83.9% on a primary basis and 76.2% on a fully diluted basis. The repurchased shares have been accounted for as treasury shares by Ergobaby.

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
The future minimum rental commitments at December 31, 2017 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

2018	$17,857
2019	14,005
2020	12,540
2021	11,327
2022	9,595
Thereafter	41,518
$106,842
The Company’s rent expense for the fiscal years ended December 31, 2017, 2016 and 2015 totaled $23.5 million, $15.9 million and $10.7 million, respectively.

Legal Proceedings
In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that any unfavorable outcomes will have a material adverse effect on the Company’s consolidated financial position or results of operations.
Note Q — Supplemental Data
Supplemental Balance Sheet Data (in thousands):

Summary of accrued expenses:	December 31, 2017	December 31, 2016
Accrued payroll and fringes	$23,905	$22,440
Accrued taxes	3,441	5,307
Income taxes payable	6,873	6,232
Accrued interest	221	182
Accrued rebates	13,516	12,289
Warranty payable	2,197	1,258
Accrued inventory	32,810	20,763
Accrued transportation and disposal costs	4,985	7,324
Other accrued expenses	18,925	15,246
Total	$106,873	$91,041

	Year ended December 31,
Warranty liability:	2017	2016
Beginning balance	$1,258	$1,259
Accrual	1,982	252
Warranty payments	(1,552)	(253)
Other (1)	509	—
Ending balance	$2,197	$1,258
(1) Represents warranty liabilities of acquired businesses.

Supplemental Statement of Operations Data (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
Other income (expense), net:
Foreign currency gain (loss)	$3,268	$(1,386)	$(2,561)
Gain (loss) on sale of capital assets	47	(1,249)	(138)
Other income (expense)	(681)	(284)	376
	$2,634	$(2,919)	$(2,323)
Supplemental Cash Flow Statement Data (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
Interest paid	$27,754	$22,840	$21,180
Taxes paid	$19,326	$15,324	$6,494

Note R — Related Party Transactions
The Company has entered into the following related party transactions with its Manager, CGM:

•	Management Services Agreement

•	LLC Agreement

•	Integration Services Agreement

•	Cost reimbursement and fees
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
For the year ended December 31, 2017, 2016 and 2015, the Company incurred the following management fees to CGM, by entity (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
5.11	$1,000	$333	n/a
Crosman	290	n/a	n/a
Ergobaby	500	500	$500
Liberty	500	500	500
Manitoba Harvest	350	350	175
Advanced Circuits	500	500	500
Arnold	500	500	500
Clean Earth	500	500	500
Sterno	500	500	500
Corporate	28,053	25,723	22,483
	$32,693	$29,406	$25,658
Not included in the table above are management fees paid to CGM by Tridien of $0.2 million and $0.4 million in the years ended December 31, 2016 and 2015, respectively, and CamelBak of $0.3 million in the year ended December 31, 2015. These amounts are included in income (loss) from discontinued operations on the consolidated statements of operations.
Approximately $7.8 million and $7.4 million of the management fees incurred were unpaid as of December 31, 2017 and 2016, respectively, and are reflected in Due to related party on the consolidated balance sheets.
LLC Agreement
The LLC agreement gives Holders the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Holders are entitled to receive and as such can elect to receive the positive contribution-based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (Holding Event) and upon the sale of the business (Sale Event). Holders received $41.5 million in distributions related to Sale and Holding Events that occurred during 2017, 2016 and 2015. Refer to "Note N - Stockholders' Equity" for a description of the 2017, 2016 and 2015 profit allocation payments.
Certain persons who are employees and partners of the Manager, including the Company’s Chief Executive Officer, beneficially own (through Sostratus LLC) 60.4% of the Allocation Interests at December 31, 2017 and 2016, and 58.8% of the Allocation Interests at December 31, 2015. Of the remaining 39.6% non-voting ownership of the Allocation Interests, 5.0% is held by CGI Diversified Holdings LP, 5.0% is held by the Chairman of the Company’s Board of Directors, and the remaining 29.6% is held by the former founding partner of the Manager.

Integrations Services Agreements
Crosman, which was acquired in 2017, 5.11, which was acquired in 2016, and Manitoba, which was acquired in 2015, entered into Integration Services Agreements ("ISA") with CGM.  The ISA provides for CGM to provide services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act and align the acquired entity's policies and procedures with our other subsidiaries.  Each ISA is for the twelve month period subsequent to the acquisition and is payable quarterly.  Manitoba Harvest paid CGM $1.0 million under the agreement ($0.5 million in integration service fees in 2015 and $0.5 million in 2016) and 5.11 Tactical paid CGM $3.5 million under the agreement ($1.2 million in integration services fees in 2016 and $2.3 million in 2017).  Crosman paid CGM $0.75 million in integration services fees during 2017 and will pay $0.75 million in integration services fees in 2018. During the year ended December 31, 2017, 2016 and 2015, CGM received $3.1 million, $1.7 million, and $3.5 million, respectively, in total integration service fees.
Cost Reimbursement and Fees
The Company reimbursed its Manager, CGM, approximately $3.8 million, $3.8 million, and $3.5 million, principally for occupancy and staffing costs incurred by CGM on the Company’s behalf during the years ended December 31, 2017, 2016 and 2015, respectively.
The Company and its businesses have the following significant related party transactions:
FOX
Investment in FOX - The Company purchased a controlling interest in FOX on January 4, 2008. On July 10, 2014, 5,750,000 shares of FOX common stock, held by certain FOX shareholders, including us, were sold in a secondary offering. As a selling shareholder, we sold a total of 4,466,569 shares of FOX common stock. Upon completion of the offering, our ownership in FOX decreased from approximately 53% to 41%, or 15,108,718 shares of FOX’s common stock. We recorded a gain of $264.3 million in July 2014 in connection with the Fox deconsolidation. In March, August and November 2016, through three additional secondary offerings and a share repurchase by FOX, the Company's ownership in the outstanding common stock of FOX was further reduced to 14.0%. In March 2017, FOX closed on a secondary offering through which we sold our remaining 5,108,718 shares in FOX for total net proceeds of $136.1 million, after the underwriter's discount of $8.9 million. Subsequent to the sale of FOX shares in March 2017, we no longer hold an ownership interest in FOX. Refer to "Note F - Investment" for additional information related to the Company's investment in FOX.
FOX Services Agreement - In September 2014, the Company and FOX entered into an agreement for the provision of services to FOX for assistance in complying with the Sarbanes-Oxley Act of 2002, as amended (the “Services Agreement”). The Services Agreement terminated on March 31, 2016. A statement of work was agreed to in connection with the Service Agreement, which provided that the Company’s internal audit team would assist FOX with various tasks, including, but not limited to, the development of internal control policies and procedures. Services provided in accordance with the Services Agreement were billed on a time and materials basis. Fees paid for services provided in 2016 and 2015 were approximately $72,000 and $135,000, respectively.
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
Liberty
Liberty Recapitalization - Refer to "Note O - Noncontrolling Interest" for additional details with regards to the Liberty recapitalization.
Related Party Vendor Purchases - Liberty purchases inventory raw materials from two vendors who are related parties to Liberty through two of the executive officers of Liberty via the employment of family members at the vendors. During the years ended December 31, 2017, 2016 and 2015, Liberty purchased approximately $2.1 million, $2.5 million and $3.3 million, respectively, in raw materials from the two vendors.
Advanced Circuits
Advanced Circuits Recapitalization - Refer to "Note O - Noncontrolling Interest" for additional details with regards to the Advanced Circuits recapitalization.
Clean Earth
In January 2018, Clean Earth purchased a permit and some tangible property consisting primarily of machinery and equipment from an officer of the company for approximately $2.0 million.

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

(in thousands)	December 31, 2017 (1)	September 30, 2017	June 30, 2017	March 31, 2017 (2)
Total revenues	$348,199	$323,957	$307,581	$289,992
Gross profit	125,931	117,725	109,720	94,333
Operating income	11,956	14,477	12,183	(11,412)
Income (loss) from continuing operations	44,131	8,356	2,260	(21,475)
Gain on sale of discontinued operations, net of tax	—	—	—	340
Net income (loss) attributable to Holdings	$41,002	$7,706	$888	$(21,605)

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$0.53	$0.10	$(0.45)	$(0.61)
Discontinued operations	—	—	—	0.01
Basic and fully diluted income (loss) per share attributable to Holdings	$0.53	$0.10	$(0.45)	$(0.60)

(1)
As a result of Tax Act, the Company recognized a tax benefit of $29.8 million in the fourth quarter, representing the effect of the reduction in the U.S. federal corporate income tax rate from 35% to 21%, offset by the one-time transition tax liability of our foreign subsidiaries. The Company also recognized impairment expense related to our Manitoba business of $8.5 million in the fourth quarter of 2017.

(2)	The Company recorded goodwill impairment expense of $8.9 million related to the Arnold business in the first quarter of 2017.

(in thousands)	December 31, 2016 (1)	September 30, 2016 (2)	June 30, 2016	March 31, 2016
Total revenues	$318,561	$252,285	$214,176	$193,287
Gross profit	103,366	82,415	76,670	64,119
Operating income	(10,867)	11,358	10,489	8,081
Income from continuing operations	1,802	48,544	18,017	(14,614)
Income from discontinued operations	—	(455)	1,341	(413)
Gain on sale of discontinued operation, net of tax	175	2,134	—	—
Net income attributable to Holdings	1,764	49,705	19,239	(16,023)

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(0.14)	$0.72	$(0.05)	$(0.31)
Discontinued operations	—	0.03	0.11	—
Basic and fully diluted income per share attributable to Holdings	$(0.14)	$0.75	$0.06	$(0.31)

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

NOTE T - SUBSEQUENT EVENTS

Acquisition of Foam Fabricators
In January 2018, the Company entered into an agreement to acquire Foam Fabricators, Inc. (“Foam Fabricators”) for a purchase price of $247.5 million (excluding working capital and certain other adjustments upon closing). Headquartered in Scottsdale, AZ, Foam Fabricators is a leading designer and manufacturer of custom molded protective foam solutions and OEM components made from expanded polymers such as expanded polystyrene (EPS) and expanded polypropylene (EPP). Founded in 1957, the Foam Fabricators operates 13 state-of-the-art molding and fabricating facilities across North America. Foam Fabricators provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, and building products. For the trailing twelve months ended November 30, 2017, Foam Fabricators reported net revenue of approximately $126 million. The acquisition of Foam Fabricators closed on February 15, 2018, with the Company funding the acquisition through a draw on the 2014 Revolving Credit Facility.
Acquisition of Rimports
In January 2018, our Sterno business entered into an agreement to acquire Rimports, Inc. (Rimports) for a purchase price of approximately $145 million, excluding working capital and other adjustments upon closing, plus a potential earn-out of up to $25 million based on future financial performance of Rimports. Rimports is a manufacturer and distributor of branded and private label scented, wickless candle products used for home decor and fragrance. Headquartered in Provo, Utah, Rimports offers an extensive line of ceramic wax warmers, scented wax cubes, essential oils and diffusers through the mass retail channel. For the trailing twelve months ended November 30, 2017, Rimports reported net revenue of $155.4 million. The acquisition of Rimports closed on February 26, 2018, with the Company funding the acquisition through a draw on the 2014 Revolving Credit Facility.
Recapitalization
In January 2018, the Company completed a recapitalization at Sterno whereby the Company entered into an amendment to the intercompany loan agreement with Sterno (the "Sterno Loan Agreement"). The Sterno Loan Agreement was amended to (i) provide for term loan borrowings of $56.8 million to fund a distribution to the Company, which owned 100% of the outstanding equity of Sterno at the time of the recapitalization, and (ii) extend the maturity dates of the term loans. In connection with the recapitalization, Sterno's management team exercised all of their vested stock options, which represented 58,000 shares of Sterno. The Company then used a portion of the distribution to repurchase the 58,000 shares from management for a total purchase price of $6.0 million. In addition, Sterno issued new stock options to replace the exercised option, thus maintaining the same percentage of fully diluted non-controlling interest that existed prior to the recapitalization.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in thousands)	Balance at beginning of Year	Charge to costs and expense	Other (1)	Deductions	Balance at end of Year
Sales allowance accounts - 2015	$3,756	$3,164	$15	$3,490	$3,445
Sales allowance accounts - 2016	$3,445	$4,775	$2,105	$4,814	$5,511
Sales allowance accounts - 2017	$5,511	$15,612	$1,164	$12,292	$9,995
Valuation allowance for deferred tax assets - 2015	$2,776	$1	$—	$1,469	$1,308
Valuation allowance for deferred tax assets - 2016	$1,308	$2,266	$3,692	$10	$7,256
Valuation allowance for deferred tax assets - 2017	$7,256	$625	$—	$1,969	$5,912

(1)	Represents opening allowance balances related to acquisitions made during the period indicated.

S-1

INDEX TO EXHIBITS

Exhibit Number	Description
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
3.10
Second Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated January 9, 2007 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on January 10, 2007 (File No. 000-51937)).

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

3.13	Fifth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on December 7, 2016 (File No. 001-34927)).
3.14	Compass Diversified Holdings Share Designation of Series A Preferred Shares (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on June 28, 2017 (File No. 001-34927)).
3.15
Compass Group Diversified Holdings LLC Trust Interest Designation of Series A Trust Preferred Interests (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on June 28, 2017 (File No. 001-34927)).

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

4.3	Form of 7.250% Series A Preferred Share Certificate (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on June 28, 2017 (File No. 001-34927)).
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

10.11
Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Bank of America, N.A., dated as of June 6, 2014 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 9, 2014 (File No. 001-34927)).

10.12
First Amendment to Credit Agreement dated June 29, 2015, by and among Compass Group Diversified Holdings LLC, the Lenders signatory thereto, U.S. Bank National Association and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 2, 2015 (File No. 001-34927)).

10.13
Second Amendment to Credit Agreement, dated December 15, 2015, by and among Compass Group Diversified Holdings LLC, the Lenders signatory thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.13 of the Form 10-K filed on February 29, 2016 (File No. 001-34927)).

10.14
Sixth Amended and Restated Management Service Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of September 30, 2014 and originally effective as of May 16, 2006 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 7, 2014 (File No. 001-34927)).

10.15†
Employment Agreement dated July 11, 2013, between Compass Group Management LLC and Ryan J. Faulkingham (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 11, 2013 (File No. 001-34927)).

10.16
Stock Purchase Agreement dated as of July 24, 2015, by and among Vista Outdoor Inc., CBAC Holdings, LLC and CamelBak Acquisition Corp. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on July 27, 2015 (File No. 001-34927)).

10.17
Commitment Letter, dated August 1, 2016, from Bank of America, N.A. Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 1, 2016 (File No. 001-34927)).

10.18
Third Amendment to the Credit Agreement, dated August 15, 2016, by and among Compass Group Diversified Holdings LLC, the Lenders identified thereto and Bank of America, N.A., (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 19, 2016 (File No. 001-34927)).

10.19
First Incremental Facility Amendment, dated August 31, 2016, by and among Compass Diversified Holdings LLC, Bank of America, N.A., and the lenders thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 31, 2016 (File No. 001-34927)).

10.20
Fourth Amendment to Credit Agreement, dated March 16, 2017, by and among Compass Group Diversified Holdings LLC, the Lenders identified thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on May 3, 2017 (File No. 001-34927)).

10.21
First Refinancing Amendment to the Credit Agreement, dated October 25, 2017, among Compass Group Diversified Holdings LLC, the Refinancing Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on November 8, 2017 (File No. 001-34927)).

10.22*	Fifth Amendment to Credit Agreement, dated February 14, 2017, by and among Compass Group Diversified Holdings LLC, the Lenders identified thereto and Bank of America, N.A.
12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm with respect to the Registrant's consolidated financial statements
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1*+	Section 1350 Certification of Chief Executive Officer of Registrant

32.2*+	Section 1350 Certification of Chief Financial Officer of Registrant
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

99.3
Stock Purchase Agreement dated May 8, 2008, among Mitsui Chemicals, Inc., Silvue Technologies Group, Inc., the stockholders of Silvue Technologies Group, Inc. and the holders of Options listed on the signature pages thereto, and Compass Group Management LLC, as the Stockholders Representative (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on May 9, 2008 (File No. 000-51937)).

99.4
Stock Purchase Agreement dated March 31, 2010 by and among Gable 5, Inc., Liberty Safe and Security Products, LLC and Liberty Safe Holding Corporation (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on April 1, 2010 (File No. 000-51937)).

99.5
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

99.6
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

99.7
Stock Purchase Agreement dated as of March 5, 2012, by and among Arnold Magnetic Technologies Holdings Corporation, Arnold Magnetic Technologies, LLC and AMT Acquisition Corp. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on March 6, 2012 (File No. 001-34927)).

99.8
Stock Purchase Agreement dated as of August 7, 2014, by and among CEHI Acquisition Corporation, Clean Earth Holdings, Inc., the holders of stock and options in Clean Earth Holdings, Inc. and Littlejohn Fund III, L.P. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on August 8, 2014 (File No. 001-34927)).

99.9
Membership Interest Purchase Agreement dated as of October 10, 2014, by and among Candle Lamp Holdings, LLC, Candle Lamp Company, LLC and Sternocandlelamp Holdings, Inc. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed October 14, 2014 (File No. 001-34927)).

99.10
Stock Purchase Agreement dated as of June 5, 2015, by and among Fresh Hemp Foods Ltd., 1037270 B.C. Ltd., 1037269 B.C. Ltd., the Stockholders’ Representative and the Signing Stockholders (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on June 8, 2015 (File No. 001-34927)).

99.11
Agreement and Plan of Merger, dated as of July 29, 2016, by and among 5.11 ABR Corp., 5.11 ABR Merger Corp., 5.11 Acquisition Corp., TA Associates Management, L.P., as the agent and attorney in fact of the holders of stock and options in 5.11 Acquisition Corp. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on August 1, 2016 (File No. 001-34927)).

99.12
Equity Purchase Agreement, dated June 2, 2017, by and among Bullseye Holding Company LLC, Bullseye Acquisition Corporation, CBCP Acquisition Corp. and Wellspring Capital Partners IV, L.P. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on June 5, 2017 (File No. 001-34927)).

99.13
Stock Purchase Agreement, dated January 18, 2018, between Warren F. Florkiewicz and FFI Compass, Inc. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on January 18, 2018 (File No. 001-34927)).

99.14
Stock Purchase Agreement, dated January 23, 2018, by and among Rimports Inc., Jeffery W. Palmer, the Jeffery Wayne Palmer Dynasty Trust dated December 26, 2011, the Angela Marie Palmer Irrevocable Trust dated December 26, 2011, the Angela Marie Palmer Charitable Lead Trust, the Fidelity Investments Charitable Gift Fund, the TAK Irrevocable Trust dated June 7, 2012, and the SAK Irrevocable Trust dated June 7, 2012, Todd Knapp and Signe Knapp, and Sterno Products, LLC (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on January 24, 2018 (File No. 001-34927)).

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