Form 10-Q
period 2018-03-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2018-05-02
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act

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

As of May 1, 2018, there were 59,900,000 Trust common shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2018

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

•
the "2018 Credit Facility" refer to the amended and restated credit agreement entered into on April 18, 2018 among the Company, the Lenders from time to time party thereto (the "Lenders"), Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the "agent") and other agents party thereto.

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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
(in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,325	$39,885
Accounts receivable, net	256,807	215,108
Inventories	294,736	246,928
Prepaid expenses and other current assets	34,686	24,897
Total current assets	632,554	526,818
Property, plant and equipment, net	200,230	173,081
Goodwill	728,276	531,689
Intangible assets, net	687,622	580,517
Other non-current assets	9,064	8,198
Total assets	$2,257,746	$1,820,303
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$85,295	$84,538
Accrued expenses	108,889	106,873
Due to related party	10,299	7,796
Current portion, long-term debt	5,685	5,685
Other current liabilities	5,873	7,301
Total current liabilities	216,041	212,193
Deferred income taxes	76,538	81,049
Long-term debt	932,299	584,347
Other non-current liabilities	39,577	16,715
Total liabilities	1,264,455	894,304
Stockholders’ equity
Trust preferred shares, 50,000 authorized; 8,000 shares issued and outstanding at March 31, 2018 and 4,000 shares issued and outstanding at December 31, 2017
Series A preferred shares, no par value; 4,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	96,417	96,417
Series B preferred shares, no par value; 4,000 shares issued and outstanding at March 31, 2018	96,713	—
Trust common shares, no par value, 500,000 authorized; 59,900 shares issued and outstanding at March 31, 2018 and December 31, 2017	924,680	924,680
Accumulated other comprehensive loss	(3,155)	(2,573)
Accumulated deficit	(171,034)	(145,316)
Total stockholders’ equity attributable to Holdings	943,621	873,208
Noncontrolling interest	49,670	52,791
Total stockholders’ equity	993,291	925,999
Total liabilities and stockholders’ equity	$2,257,746	$1,820,303
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2018	2017
Net revenues	$360,693	$289,992
Cost of revenues	234,582	195,659
Gross profit	126,111	94,333
Operating expenses:
Selling, general and administrative expense	97,865	78,723
Management fees	10,849	7,848
Amortization expense	12,699	10,310
Impairment expense	—	8,864
Operating income (loss)	4,698	(11,412)
Other income (expense):
Interest expense, net	(6,186)	(7,136)
Amortization of debt issuance costs	(1,098)	(933)
Loss on investment in FOX	—	(5,620)
Other income (expense), net	(1,381)	(22)
Loss from continuing operations before income taxes	(3,967)	(25,123)
Benefit for income taxes	(2,346)	(3,648)
Loss from continuing operations	(1,621)	(21,475)
Gain on sale of discontinued operations, net of income tax	—	340
Net loss	(1,621)	(21,135)
Less: Net income attributable to noncontrolling interest	720	470
Net loss attributable to Holdings	$(2,341)	$(21,605)
Less: Distributions paid - Allocation Interests	—	13,354
Less: Distributions paid - Preferred Shares	1,813	—
Net income (loss) attributable to common shares of Holdings	$(4,154)	$(34,959)

Amounts attributable to common shares of Holdings
Loss from continuing operations	$(4,154)	$(35,299)
Gain on sale of discontinued operations, net of income tax	—	340
Net loss attributable to Holdings	$(4,154)	$(34,959)
Basic and fully diluted income (loss) per common share attributable to Holdings (refer to Note L)
Continuing operations	$(0.09)	$(0.61)
Discontinued operations	—	0.01
	$(0.09)	$(0.60)
Weighted average number of shares of common shares outstanding – basic and fully diluted	59,900	59,900
Cash distributions declared per common share (refer to Note L)	$0.36	$0.36

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
(in thousands)	2018	2017

Net loss	$(1,621)	$(21,135)
Other comprehensive income (loss)
Foreign currency translation adjustments	(1,023)	1,031
Pension benefit liability, net	441	56
Other comprehensive income (loss)	(582)	1,087
Total comprehensive loss, net of tax	(2,203)	(20,048)
Less: Net income attributable to noncontrolling interests	720	470
Less: Other comprehensive income attributable to noncontrolling interests	354	185
Total comprehensive loss attributable to Holdings, net of tax	$(3,277)	$(20,703)
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares		Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Total Stockholders’ Equity
	Series A	Series B
Balance — January 1, 2018	$96,417	—	$924,680	$(145,316)	$(2,573)	$873,208	$52,791	$925,999
Net income (loss)	—	—	—	(2,341)	—	(2,341)	720	(1,621)
Total comprehensive income, net	—	—	—	—	(582)	(582)	—	(582)
Issuance of Trust preferred shares, net of offering costs	—	96,713	—	—	—	96,713	—	96,713
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	2,551	2,551
Effect of subsidiary stock option exercise	—	—	—	—	—	—	(6,392)	(6,392)
Distributions paid - Trust Common Shares	—	—	—	(21,564)	—	(21,564)	—	(21,564)
Distributions paid - Trust Preferred Shares	—	—	—	(1,813)	—	(1,813)	—	(1,813)
Balance — March 31, 2018	$96,417	$96,713	$924,680	$(171,034)	$(3,155)	$943,621	$49,670	$993,291
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three months ended March 31,
(in thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(1,621)	$(21,135)
Gain on sale of discontinued operations, net	—	340
Net loss from continuing operations	(1,621)	(21,475)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	9,590	8,046
Amortization expense	13,343	23,349
Impairment expense	—	8,864
Amortization of debt issuance costs and original issue discount	1,353	1,199
Unrealized gain on interest rate swap	(2,901)	(229)
Noncontrolling stockholder stock based compensation	2,551	1,452
Loss on investment in FOX	—	5,620
Provision for loss on receivables	328	3,318
Deferred taxes	(4,311)	(7,634)
Other	(177)	318
Changes in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivable	(4,455)	5,710
(Increase) in inventories	(7,164)	(8,076)
(Increase) in prepaid expenses and other current assets	(4,839)	(967)
Increase (decrease) in accounts payable and accrued expenses	4,946	(20,909)
Cash provided by (used in) operating activities	6,643	(1,414)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(402,770)	(6,721)
Purchases of property and equipment	(12,214)	(8,693)
Net proceeds from sale of equity investment	—	136,147
Payment of interest rate swap	(706)	(1,089)
Proceeds from sale of business	—	340
Other investing activities	62	31
Cash (used in) provided by investing activities	(415,628)	120,015

COMPASS DIVERSIFIED HOLDINGS CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
(in thousands)	2018	2017
Cash flows from financing activities:
Proceeds from the issuance of Trust preferred shares, net	96,713	—
Borrowings under credit facility	465,500	51,500
Repayments under credit facility	(118,421)	(57,321)
Distributions paid - common shares	(21,564)	(21,564)
Distributions paid - preferred shares	(1,813)	—
Net proceeds provided by noncontrolling shareholders	—	40
Distributions paid to allocation interest holders (refer to Note L)	—	(13,354)
Repurchase of subsidiary stock	(6,392)	—
Debt issuance costs	(138)	(1,414)
Other	(467)	(783)
Net cash provided by (used in) financing activities	413,418	(42,896)
Foreign currency impact on cash	2,007	(196)
Net increase in cash and cash equivalents	6,440	75,509
Cash and cash equivalents — beginning of period	39,885	39,772
Cash and cash equivalents — end of period	$46,325	$115,281

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

Note A — Organization and Business Operations
Compass Diversified Holdings, a Delaware statutory trust (the "Trust" or "Holdings"), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability company (the "Company" or "CODI"), was also formed on November 18, 2005 with equity interests which were subsequently reclassified as the "Allocation Interests". The Trust and the Company were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. In accordance with the second amended and restated Trust Agreement, dated as of December 6, 2016 (the "Trust Agreement"), the Trust is sole owner of 100% of the Trust Interests (as defined in the Company’s fifth amended and restated operating agreement, dated as of December 6, 2016 (as amended and restated, the "LLC Agreement")) of the Company and, pursuant to the LLC Agreement, the Company has, outstanding, the identical number of Trust Interests as the number of outstanding shares of the Trust. The Company is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.
The Company is a controlling owner of ten businesses, or reportable operating segments, at March 31, 2018. The segments are as follows: 5.11 Acquisition Corp. ("5.11" or "5.11 Tactical"), Crosman Corp. ("Crosman"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Liberty Safe and Security Products, Inc. ("Liberty Safe" or "Liberty"), Fresh Hemp Foods Ltd. ("Manitoba Harvest"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold" or "Arnold Magnetics"), Clean Earth Holdings, Inc. ("Clean Earth"), FFI Compass Inc. ("Foam Fabricators" or "Foam") and Sterno Products, LLC ("Sterno"). Refer to Note E - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability company ("CGM" or the "Manager"), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a management services agreement ("MSA").
Note B - Presentation and Principles of Consolidation
The condensed consolidated financial statements for the three month periods ended March 31, 2018 and March 31, 2017, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Recently Adopted Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the FASB issued a comprehensive new revenue recognition standard. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the standard requires disclosure of the amount, timing and uncertainty of cash flows arising from contracts with customers. The new standard, and all related amendments, was effective for the Company beginning January 1, 2018 and was adopted using the modified retrospective method for all contracts not completed as of the date of adoption.
The reported results for reporting periods after January 1, 2018 are presented under the new revenue recognition guidance while prior period amounts were prepared under the previous revenue guidance which is also referred to herein as the "previous guidance". The Company determined that the impact from the new standard is immaterial to our revenue recognition model since the vast majority of our recognition is based on point in time control. Accordingly, the Company has not made any adjustments to opening retained earnings.
The adoption of the new revenue guidance represents a change in accounting principle that will more closely align revenue recognition with the transfer of control of the Company's goods and services and will provide financial statement readers with enhanced disclosures. In accordance with the new revenue guidance, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from customers which are subsequently remitted to government authorities. The impacts from the adoption of the new revenue guidance primarily relates to the timing of revenue recognition for variable consideration received, consideration payable to a customer and recording right of return assets. Although these differences have been identified, the total impact to each reportable segment will not be material to the consolidated financial statements. In addition the accounting for the estimate of variable consideration in our contracts is not materially different compared to our current practice. The Company has established monitoring controls to identify new sales arrangements and changes in our business environment that could impact our current accounting assessment.
Performance Obligations - For 5.11, Crosman, Ergobaby, Liberty Safe, Manitoba Harvest, Sterno, Arnold and Foam Fabricators, revenues are recognized when control of the promised goods or service is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. Each product or service represents a separate performance obligation. For contracts that contain multiple products, the Company will evaluate those products to determine if they represent performance obligations based on whether those goods or services are distinct (by themselves or as part of a bundle of products). Further, the Company evaluated if the products were separately identifiable from other products in the contract. The Company concluded that the products are distinct and separately identifiable from other products in the contracts. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. The standalone selling price is directly observable as it is the price at which the Company sells its products separately to the customer. As the Company does not meet any of the requirements for over time recognition for any of its products at these operating segments, it will recognize revenue based on the point in time criteria based on the definition of control, which is generally upon shipment terms for products and when the service is performed for services. Transfer of control for Advanced Circuit’s products qualify for over time revenue recognition because the products represent assets with no alternative use and the contracts include an enforceable right to payment for work completed to date. Advanced Circuits has selected the cost to cost input method of measuring progress to recognize revenue over time, based on the status of the work performed. The cost to cost method is representative of the value provided to the customer as it represents the Company’s performance completed to date. However, due to the short-term nature of Advanced Circuit's production cycle, there is an immaterial difference between revenue recognition under the previous guidance and the new revenue recognition guidance. Clean Earth’s arrangements qualify for over time revenue recognition as the customer simultaneously receives and consumes the benefits provided by the Company’s performance. As the Company performs the service, another party would not need to re-perform any of the work completed by the Company to date. Clean Earth has elected to apply the as-invoiced practical expedient to record revenue as the services are provided, given the nature of the services provided and the frequency of billing under the customer contracts.
Shipping and handling costs - Costs associated with shipment of products to a customer are accounted for as a fulfillment cost and are included in cost of revenues. The Company has elected to apply the practical expedient for shipping costs under the new revenue guidance and will account for shipping and handling activities performed after control of a good has been transferred to the customer as a fulfillment cost and not a performance obligation. Therefore, both revenue and costs of shipping and handling will be recorded at the same time. As a result, any consideration (including freight and landing costs) related to these activities will be included as a component of the overall transaction consideration and allocated to the performance obligations of the contract.
Warranty - For product sales, the Company provides standard assurance-type warranties as the Company only warrants its products against defects in materials and workmanship (i.e., manufacturing flaws). Although the warranties are not required by law, the tasks performed over the warranty period are only to remediate instances when products do not meet the promised specifications. Customers do not have the option to purchase warranties separately. The

Company’s warranty periods generally range from 90 days to three years depending on the nature of the product and are consistent with industry standards. The periods are reasonable to assure that products conform to specifications. The Company does not have a history of performing activities outside the scope of the standard warranty.
Significant Judgments - The Company’s contracts with customers often include promises to transfer multiple products to a customer. Determining whether the promises are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Once the performance obligations are identified, the Company determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. The Company then allocates the transaction price to each performance obligation in the contract based on a relative stand-alone selling price method. The corresponding revenues are recognized as the related performance obligations are satisfied as discussed above. Judgment is required to determine the standalone selling price for each distinct performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately and therefore observable.
Variable Consideration - Upon adoption of the new revenue guidance, the Company’s policy around estimating variable consideration related to sales incentives (early pay discounts, rights of return, rebates, chargebacks, and other discounts) included in certain customer contracts remained consistent with previous guidance. These incentives are recorded as a reduction in the transaction price. Under the new guidance, variable consideration is estimated and included in total consideration at contract inception based on either the expected value method or the most likely outcome method. The method was applied consistently among each type of variable consideration and the Company applies the expected value method to estimate variable consideration. These estimates are based on historical experience, anticipated performance and the Company’s best judgment at the time and as a result, reflect applicable constraints. The Company includes in the transaction price an amount of variable consideration estimated in accordance with the new guidance only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
In certain of the Company’s arrangements related to product sales, a right of return exists, which is included in the transaction price. For these right of return arrangements, an asset (and corresponding adjustment to cost of sale) for its right to recover the products from the customers is recorded. The asset recognized will be the carrying amount of the product (for example, inventory) less any expected costs to recover the products (including potential decreases in the value to the Company of the returned product). Additionally, the Company records a refund liability for the amount of consideration that it does not expect to be entitled. The amounts associated with right of return arrangements are not material to the Company's statement of position or operating results.
Sales and Other Similar Taxes - The Company notes that under its contracts with customers, the customer is responsible for all sales and other similar taxes, which the Company will invoice the customer for if they are applicable. The new revenue guidance allows entities to make an accounting policy election to exclude sales taxes and other similar taxes from the measurement of the transaction price. The scope of this accounting policy election is the same as the scope of the policy election in the previous guidance. As the Company presents taxes on a net basis under the previous guidance there will be no change to the current presentation (net) as a result.
Practical Expedients - The Company has elected to make the following accounting policy elections through the adoption of the following practical expedients:
Right to Invoice (Clean Earth) - The Company will record the consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date (for example, in a service contract where 25% of the service has been performed, the Company would recognized 25% of the revenue), the entity may recognize revenue in the amount to which the entity has a right to invoice.
Sales and Other Similar Taxes - The Company will exclude sales taxes and similar taxes from the measurement of transaction price and will ensure that it complies with the disclosure requirements of applicable accounting guidance.
Cost to Obtain a Contract - The Company will recognize the incremental costs of obtaining a contract as an expense when incurred as the amortization period of the asset that the Company otherwise would have recognized is one year or less.
Promised Goods or Services that are Immaterial in the Context of a Contract - The Company has elected to assess promised goods or services as performance obligations that are deemed to be immaterial in the context of a contract. As such, the Company will not aggregate and assess immaterial items at the entity level. That is, when determining whether a good or service is immaterial in the context of a contract, the assessment will be made based on the application of the new revenue guidance at the contract level.

Disaggregated Revenue - Revenue Streams & Timing of Revenue Recognition - The Company disaggregates revenue by strategic business unit and by geography for each strategic business unit which are categories that depict how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors. This disaggregation also represents how the Company evaluates its financial performance, as well as how the Company communicates its financial performance to the investors and other users of its financial statements. Each strategic business unit represents the Company’s reportable segments and offers different products and services. Refer to Note E - Operating Segment Data for disaggregation of revenue by reportable segment geography.
Improving the Presentation of Net Periodic Pension Costs
In March 2017, the FASB issued new guidance that will require employers that sponsor defined benefit plans to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period, and requires the other components of net periodic pension cost to be presented in the income statement separately from the service component cost and outside a subtotal of income from operations. The new guidance shall be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company's Arnold business segment has a defined benefit plan covering substantially all of Arnold's employees at its Switzerland location. The adoption of this guidance on January 1, 2018 did not have a material impact upon our financial condition or results of operations.
Changes to the Definition of a Business
In January 2017, the FASB issued new guidance that changes the definition of a business to assist entities in evaluating when a set of transferred assets and activities constitutes a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the set of transferred asset and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the new revenue recognition guidance. The new standard was effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The adoption of this guidance did not have a material impact upon our financial condition or results of operations.
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued an accounting standard update which updates the guidance as to how certain cash receipts and cash payments should be presented and classified within the statement of cash flows. The amended guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period. The adoption of this guidance on January 1, 2018 did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements
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
Note C — Acquisitions
Acquisition of Foam Fabricators
On February 15, 2018, pursuant to a stock purchase agreement entered into on January 18, 2018, the Company, through a wholly owned subsidiary, FFI Compass, Inc. (“Buyer”), entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Warren F. Florkiewicz (“Seller”) pursuant to which Buyer acquired all of the issued and outstanding capital stock of Foam Fabricators, Inc., a Delaware corporation (“Foam Fabricators”). Foam Fabricators is a leading designer and manufacturer of custom molded protective foam solutions and original equipment manufacturer ("OEM") components made from expanded polymers such as expanded polystyrene (EPS) and expanded polypropylene (EPP). Founded in 1957 and headquartered in Scottsdale, Arizona, it operates 13 molding and fabricating facilities across North America and provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building and other products.
The Company made loans to, and purchased a 100% controlling interest in Foam Fabricators. The purchase price, net of transaction costs, was approximately $250.3 million, subject to any working capital adjustment. The Company funded the acquisition through a draw on the 2014 Revolving Credit Facility. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership. CGM will receive integration service fees of $2.25 million payable over a twelve month period as services are rendered.
The results of operations of Foam Fabricators have been included in the consolidated results of operations since the date of acquisition. Foam Fabricator's results of operations are reported as a separate operating segment. The table below provides the recording of assets acquired and liabilities assumed as of the acquisition date.

Preliminary Purchase Allocation
(in thousands)	As of 2/15/18
Assets:
Cash	$6,282
Accounts receivable (1)	19,058
Inventory (2)	13,218
Property, plant and equipment (3)	23,485
Intangible assets	121,392
Goodwill	71,489
Other current and noncurrent assets	2,945
Total assets	257,869

Liabilities:
Current liabilities	5,968
Other liabilities	115,033
Total liabilities	121,001

Net assets acquired	136,868
Intercompany loans to business	115,033
$251,901

Acquisition Consideration
Purchase price	$247,500
Cash acquired	3,646
Working capital adjustment	755
Total purchase consideration	$251,901
Less: Transaction costs	1,552
Purchase price, net	$250,349

(1) Includes $19.4 million of gross contractual accounts receivable of which $0.3 million is not expected to be collected. The fair value of accounts receivable approximated book value acquired.
(2) Includes $0.7 million in inventory basis step-up, which was charged to cost of goods sold in the first quarter of 2018.
(3) Includes $15.6 million of property, plant and equipment basis step-up.
The Company incurred $1.6 million of transaction costs in conjunction with the Foam Fabricators acquisition, which is included in selling, general and administrative expense in the consolidated results of operations in the quarter ended

March 31, 2018. The allocation of the purchase price presented above is based on management's estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets and current and other liabilities are valued at historical carrying values. Property, plant and equipment is valued through a purchase price appraisal and will be depreciated on a straight-line basis over the respective remaining useful lives of the assets. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. The goodwill of $71.5 million reflects the strategic fit of Foam Fabricators in the Company's niche industrial business and is expected to be deductible for income tax purposes. The purchase accounting for Foam Fabricators is preliminary and is expected to be finalized during the second quarter of 2018.
The intangible assets recorded on a preliminary basis related to the Foam Fabricators acquisition are as follows (in thousands):

Intangible assets	Amount	Estimated Useful Life
Tradename	$4,215	10 years
Customer Relationships	117,177	15 years
	$121,392
The tradename was valued at $4.2 million using a relief from royalty methodology, in which an asset is valuable to the extent that the ownership of the asset relieves the company from the obligation of paying royalties for the benefits generated by the asset. The customer relationships intangible asset was valued at $117.2 million using an excess earnings methodology, in which an asset is valuable to the extent it enables its owners to earn a return in excess of the required returns on the other assets utilized in the business. The customer relationships intangible asset was derived using a risk adjusted discount rate.
Acquisition of Rimports
On February 26, 2018, the Company's Sterno subsidiary acquired all of the issued and outstanding capital stock of Rimports, Inc., a Utah corporation (“Rimports”), pursuant to a Stock Purchase Agreement, dated January 23, 2018, by and among Sterno and Jeffery W. Palmer, individually and in his capacity as Seller Representative, the Jeffery Wayne Palmer Dynasty Trust dated December 26, 2011, the Angela Marie Palmer Irrevocable Trust dated December 26, 2011, the Angela Marie Palmer Charitable Lead Trust, the Fidelity Investments Charitable Gift Fund, the TAK Irrevocable Trust dated June 7, 2012, and the SAK Irrevocable Trust dated June 7, 2012. Headquartered in Provo, UT, Rimports is a manufacturer and distributor of branded and private label scented wickless candle products used for home décor and fragrance. Rimports offers an extensive line of wax warmers, scented wax cubes, essential oils and diffusers, and other home fragrance systems, through the mass retailer channel.
Sterno purchased a 100% controlling interest in Rimports. The purchase price, net of transaction costs, was approximately $149.8 million, subject to any working capital adjustment. The purchase price of Rimports includes a potential earn-out of up to $25 million contingent on the attainment of certain future performance criteria of Rimports for the twelve-month period from May 1, 2017 to April 30, 2018 and the fourteen month period from March 1, 2018 to April 30, 2019. The fair value of the contingent consideration related to the earn-out has not yet been determined therefore the contingent consideration is reflected in the condensed consolidated balance sheet at the full settlement amount. Sterno funded the acquisition through their intercompany credit facility with the Company. The transaction was accounted for as a business combination.
The results of operations of Rimports have been included in the consolidated results of operations since the date of acquisition. Rimport's results of operations are included in the Sterno operating segment. The table below provides the recording of assets acquired and liabilities assumed as of the acquisition date. A full and detailed valuation of the assets and liabilities of Rimports is in process and the information related to the purchase price allocation remains pending at this time. The purchase price allocation for Rimports is expected to result in a step up in the fair value of the inventory and property, plant and equipment, as well as a portion of the purchase price allocated to intangible assets. Goodwill will be calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. The goodwill resulting from the purchase price allocation is expected to be deductible for income tax purposes.

Preliminary Purchase Allocation
(in thousands)	As of 2/26/18
Assets:
Cash	$10,025
Accounts receivable (1)	21,431
Inventory	29,691
Property, plant and equipment	1,493
Intangible assets	—
Goodwill	121,364
Other current and noncurrent assets	446
Total assets	184,450

Liabilities
Current liabilities	9,034
Other liabilities (2)	25,000
Total liabilities	34,034

Net assets acquired	$150,416

Acquisition Consideration
Purchase price	$145,000
Cash acquired	9,500
Working capital adjustment	(4,084)
Total purchase consideration	150,416
Less: Transaction costs	632
Purchase price, net	$149,784

(1) Includes $23.8 million of gross contractual accounts receivable of which $2.4 million is not expected to be collected. The fair value of accounts receivable approximated book value acquired.
(2) The purchase price of Rimports includes a potential earn-out of up to $25 million contingent on the attainment of certain future performance criteria of Rimports for the twelve-month period from May 1, 2017 to April 30, 2018 and the fourteen month period from March 1, 2018 to April 30, 2019.

Sterno incurred $0.6 million of transaction costs in conjunction with the acquisition of Rimports, which was included in selling, general and administrative expense in the consolidated results of operations in the quarter ended March 31, 2018.

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
The Company made loans to, and purchased a 98.9% controlling interest in, Crosman. The purchase price, including proceeds from noncontrolling interests and net of transaction costs, was approximately $150.4 million. Crosman management invested in the transaction along with the Company, representing approximately 1.1% of the initial noncontrolling interest on a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of Crosman. CGM will receive integration service fees of $1.5 million payable quarterly over a twelve month period as services are rendered beginning in the quarter ended September 30, 2017. The Company incurred $1.5 million of transaction costs in conjunction with the Crosman acquisition, which was included in selling, general and administrative expense in the consolidated results of operations in the second quarter of 2017.

The results of operations of Crosman have been included in the consolidated results of operations since the date of acquisition. Crosman's results of operations are reported as a separate operating segment as a branded consumer business. The table below provides the recording of assets acquired and liabilities assumed as of the acquisition date.

	Preliminary Purchase Allocation	Measurement Period Adjustments	Final Purchase Allocation
(in thousands)	As of 6/2/2017		December 31, 2017
Assets:
Cash	$429	$781	$1,210
Accounts receivable (1)	16,751	—	16,751
Inventory	25,598	3,275	28,873
Property, plant and equipment	10,963	4,051	15,014
Intangible assets	—	84,594	84,594
Goodwill	139,434	(90,675)	48,759
Other current and noncurrent assets	2,348	—	2,348
Total assets	$195,523	$2,026	$197,549

Liabilities and noncontrolling interest:
Current liabilities	$15,502	$781	$16,283
Other liabilities	91,268	354	91,622
Deferred tax liabilities	27,286	1,229	28,515
Noncontrolling interest	694	—	694
Total liabilities and noncontrolling interest	$134,750	$2,364	$137,114

Net assets acquired	$60,773	$(338)	$60,435
Noncontrolling interest	694	—	694
Intercompany loans to business	90,742	—	90,742
	$152,209	$(338)	$151,871

Acquisition Consideration
Purchase price	$151,800	$—	$151,800
Cash acquired	1,417	(207)	1,210
Working capital adjustment	(1,008)	(131)	(1,139)
Total purchase consideration	152,209	(338)	151,871
Less: Transaction costs	1,397	76	1,473
Purchase price, net	$150,812	$(414)	$150,398
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
Unaudited pro forma information
The following unaudited pro forma data for the three months ended March 31, 2018 and March 31, 2017 gives effect to the acquisition of Crosman, Foam Fabricators and Sterno's acquisition of Rimports, as described above, as if the acquisitions had been completed as of January 1, 2017. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period. The preliminary purchase price for Rimports has not yet been completed and the pro forma data does not include the expected effect of intangible amortization and depreciation of the step-up in basis of property, plant and equipment.

	Three months ended March 31,
(in thousands)	2018	2017
Net sales	$400,521	$375,499
Gross profit	136,457	118,870
Operating income (loss)	8,423	(2,056)
Net loss	(3,240)	(8,701)
Net loss attributable to Holdings	(3,960)	(9,171)
Basic and fully diluted net loss per share attributable to Holdings	$(0.12)	$(0.40)

Note D — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Machinery and equipment	$194,651	$178,187
Furniture, fixtures and other	39,954	28,824
Leasehold improvements	23,422	20,630
Buildings and land	42,893	40,015
Construction in process	25,625	18,153
	326,545	285,809
Less: accumulated depreciation	(126,315)	(112,728)
Total	$200,230	$173,081
Depreciation expense was $9.6 million for the three months ended March 31, 2018, and $8.0 million for the three months ended March 31, 2017.
Inventory
Inventory is comprised of the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$55,636	$36,124
Work-in-process	16,357	13,921
Finished goods	237,364	205,512
Less: obsolescence reserve	(14,621)	(8,629)
Total	$294,736	$246,928

Note E — Operating Segment Data
At March 31, 2018, the Company had ten reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

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

•
Crosman is a leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices and related accessories. Crosman offers its products under the highly recognizable Crosman, Benjamin, LaserMax and CenterPoint brands that are available through national retail chains, mass merchants, dealer and distributor networks. Crosman is headquartered in Bloomfield, New York.

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

•
Clean Earth provides environmental services for a variety of contaminated materials including soils, dredged material, hazardous waste and drill cuttings. Clean Earth analyzes, treats, documents and recycles waste streams generated in multiple end-markets such as power, construction, oil and gas, infrastructure, industrial and dredging. Clean Earth is headquartered in Hatboro, Pennsylvania and operates 24 facilities in the eastern United States.

•
Foam Fabricators is a designer and manufacturer of custom molded protective foam solutions and original equipment manufacturer components made from expanded polystyrene and expanded polypropylene. Foam Fabricators provides products to a variety of end markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building and other products. Foam Fabricators is headquartered in Scottsdale, Arizona and operates 13 molding and fabricating facilities across North America.

•
Sterno is a manufacturer and marketer of portable food warming fuel and creative table lighting solutions for the food service industry and flameless candles, outdoor lighting products, scented wax cubes and warmer products for consumers. Sterno's products include wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, scented wax cubes and warmer products used for home decor and fragrance systems, catering equipment and outdoor lighting products. Sterno is headquartered in Corona, California.

The tabular information that follows shows data for each of the operating segments reconciled to amounts reflected in the consolidated financial statements. The results of operations of each of the operating segments are included in consolidated operating results as of their date of acquisition. There were no significant inter-segment transactions.
Summary of Operating Segments

Net Revenues	Three months ended March 31,
(in thousands)	2018	2017

5.11 Tactical	$83,957	$78,513
Crosman	24,407	—
Ergobaby	22,162	22,613
Liberty	23,453	27,978
Manitoba Harvest	16,342	13,128
ACI	22,063	21,460
Arnold Magnetics	29,399	26,496
Clean Earth	58,221	47,276
Foam Fabricators	15,457	—
Sterno	65,232	52,528
Total segment revenue	360,693	289,992
Corporate and other	—	—
Total consolidated revenues	$360,693	$289,992

Segment profit (loss) (1)	Three months ended March 31,
(in thousands)	2018	2017

5.11 Tactical	$(617)	$(9,485)
Crosman	273	—
Ergobaby	2,340	5,200
Liberty	2,815	2,480
Manitoba Harvest	(869)	223
ACI	5,932	5,640
Arnold Magnetics	1,725	(8,397)
Clean Earth	759	(446)
Foam Fabricators	725	—
Sterno	4,751	3,652
Total	17,834	(1,133)
Reconciliation of segment profit (loss) to consolidated income (loss) before income taxes:
Interest expense, net	(6,186)	(7,136)
Other expense, net	(1,381)	(22)
Loss on equity method investment	—	(5,620)
Corporate and other (2)	(14,234)	(11,212)
Total consolidated loss before income taxes	$(3,967)	$(25,123)

(1)	Segment profit (loss) represents operating income (loss).

(2)	Primarily relates to management fees expensed and payable to CGM, and corporate overhead expenses.

Depreciation and Amortization Expense	Three months ended March 31,
(in thousands)	2018	2017

5.11 Tactical	$5,372	$17,532
Crosman	1,991	—
Ergobaby	2,042	653
Liberty	343	599
Manitoba Harvest	1,621	1,510
ACI	804	873
Arnold Magnetics	1,516	2,045
Clean Earth	5,460	5,227
Foam Fabricators	885	—
Sterno	2,899	2,956
Total	22,933	31,395
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs and original issue discount	1,353	1,199
Consolidated total	$24,286	$32,594

	Accounts Receivable		Identifiable Assets
	March 31,	December 31,	March 31,	December 31,
(in thousands)	2018	2017	2018 (1)	2017 (1)
5.11 Tactical	$62,088	$60,481	$313,859	$324,068
Crosman	15,922	20,396	131,709	129,033
Ergobaby	12,265	12,869	106,142	105,672
Liberty	13,083	13,679	28,175	26,715
Manitoba Harvest	6,704	5,663	92,841	95,046
ACI	6,591	6,525	15,365	14,522
Arnold Magnetics	17,658	14,804	67,204	66,979
Clean Earth	51,137	50,599	182,611	183,508
Foam Fabricators	20,596	—	165,490	—
Sterno	62,619	40,087	164,315	125,937
Allowance for doubtful accounts	(11,856)	(9,995)	—	—
Total	256,807	215,108	1,267,711	1,071,480
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	4,952	2,026
Total	$256,807	$215,108	$1,272,663	$1,073,506

(1)	Does not include accounts receivable balances per schedule above or goodwill balances - refer to Note G - "Goodwill and Other Intangible Assets".

Geographic Information

Net Revenues	Three months ended March 31,
(in thousands)	2018	2017
United States	$297,822	$228,467
Canada	13,655	12,634
Europe	28,742	20,418
Asia Pacific	11,607	12,133
Other international	8,867	16,340
	$360,693	$289,992

The following tables provide disaggregation of revenue by reportable segment geography:

	Three months ended March 31, 2018
	5.11	Crosman	Ergo	Liberty	Manitoba Harvest	ACI	Arnold	Clean Earth	Foam	Sterno	Total
United States	$64,452	$20,085	$8,203	$22,756	$11,015	$22,063	$17,282	$58,221	$13,486	$60,259	$297,822
Canada	2,017	1,353	765	697	4,514	—	368	—	—	3,941	13,655
Europe	8,558	1,508	7,158	—	532	—	10,146	—	—	840	28,742
Asia Pacific	4,241	330	5,692	—	270	—	911	—	—	163	11,607
Other international	4,689	1,131	344	—	11	—	692	—	1,971	29	8,867
	$83,957	$24,407	$22,162	$23,453	$16,342	$22,063	$29,399	$58,221	$15,457	$65,232	$360,693

	Three months ended March 31, 2017
	5.11	Ergo	Liberty	Manitoba Harvest	ACI	Arnold	Clean Earth	Sterno	Total
United States	$53,247	$9,815	$27,978	$7,232	$21,460	$15,442	$47,276	$46,017	$228,467
Canada	1,529	662	—	5,086	—	327	—	5,030	12,634
Europe	4,815	5,267	—	713	—	8,564	—	1,059	20,418
Asia Pacific	3,592	6,479	—	97	—	1,630	—	335	12,133
Other international	15,330	390	—	—	—	533	—	87	16,340
	$78,513	$22,613	$27,978	$13,128	$21,460	$26,496	$47,276	$52,528	$289,992

Note F - Investment in FOX
Fox Factory Holdings Corp. ("FOX"), a former majority owned subsidiary of the Company that is publicly traded on the NASDAQ Stock Market under the ticker "FOXF," is a designer, manufacturer and marketer of high-performance ride dynamic products used primarily for bicycles, side-by-side vehicles, on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, snowmobiles, specialty vehicles and applications, and motorcycles. The Company held a 14% ownership interest as of January 1, 2017. The investment in FOX was accounted for using the fair value option.
In March 2017, FOX closed on a secondary public offering (the "March 2017 Offering") through which the Company sold their remaining 5,108,718 shares in FOX for total net proceeds of $136.1 million. Subsequent to the March 2017 Offering, the Company no longer holds an ownership interest in FOX.

Note G — Goodwill and Other Intangible Assets
As a result of acquisitions of various businesses, the Company has significant intangible assets on its balance sheet that include goodwill and indefinite-lived intangibles. The Company’s goodwill and indefinite-lived intangibles are tested and reviewed for impairment annually as of March 31st or more frequently if facts and circumstances warrant by comparing the fair value of each reporting unit to its carrying value. Each of the Company’s businesses represent a reporting unit, except Arnold, which the Company determined comprised three reporting units when it was acquired in March 2012. As a result of changes implemented by Arnold management during 2016 and 2017, the Company reassessed the reporting units at Arnold as of the annual impairment testing date in 2018. After evaluating changes in the operation of the reporting units that led to increased integration and altered how the financial results of the Arnold operating segment were assessed by Arnold management, the Company determined that the previously identified reporting units no longer operate in the same manner as they did when the Company acquired Arnold. As a result, the separate Arnold reporting units were determined to only comprise one reporting unit at the Arnold operating segment level as of March 31, 2018. As part of the exercise of combining the separate Arnold reporting units into one reporting unit, the Company will perform "before" and "after" goodwill impairment testing whereby we will preform the annual impairment testing for each of the existing reporting units of Arnold and then subsequent to the completion of the annual impairment testing of the separate reporting units, we will perform a quantitative impairment test of the Arnold operating segment, which will represent the reporting unit for future impairment tests. We expect to conclude the goodwill impairment testing during the quarter ended June 30, 2018.
Goodwill
2018 Annual Impairment Testing
The Company uses a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform quantitative goodwill impairment testing. The qualitative factors we consider include, in part, the general macroeconomic environment, industry and market specific conditions for each reporting unit, financial performance including actual versus planned results and results of relevant prior periods, operating costs and cost impacts, as well as issues or events specific to the reporting unit. For the reporting units that were tested qualitatively, the results of the qualitative analysis indicated that the fair value exceeded their carrying value. At March 31, 2018, we determined that the Flexmag reporting unit required additional quantitative testing because we could not conclude that the fair value of the reporting unit exceeded its carrying value based on qualitative factors alone. We expect to conclude the goodwill impairment testing during the quarter ended June 30, 2018.
2017 Interim Impairment Testing
Manitoba Harvest
The Company performed quantitative testing during the 2017 annual impairment testing for Manitoba Harvest, the results of which indicated that the fair value of Manitoba Harvest exceeded the carrying value. As a result of operating results that were below forecasted amounts, as well as a failure of the financial covenants associated with the intercompany credit facility, we determined that a triggering event had occurred at Manitoba Harvest in the fourth quarter of 2017. We performed impairment testing of the goodwill and indefinite lived tradename at December 31, 2017. For the quantitative impairment test at Manitoba Harvest, we utilized an income approach. The weighted average cost of capital used in the income approach at Manitoba Harvest was 11.7%. Under the new guidance, a goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Results of the quantitative testing of Manitoba Harvest indicated that the carrying value of Manitoba Harvest exceeded its fair value by $6.3 million, and the Company recorded $6.2 million (after the effect of foreign currency translation) as impairment expense at December 31, 2017. For the indefinite lived trade name, quantitative testing of the Manitoba Harvest tradename indicated that the carrying value exceeded its fair value by $2.3 million, and the Company recorded $2.3 million (after the effect of foreign currency translation) of impairment expense at December 31, 2017. The Company finalized the Manitoba Harvest impairment testing during the first quarter of 2018 with no changes to the impairment expense recorded as of December 31, 2017.
2017 Annual Goodwill Impairment Testing
At March 31, 2017, we determined that the Manitoba Harvest reporting unit required further quantitative testing because we could not conclude that the fair value of the reporting unit exceeds its carrying value based on qualitative factors alone. The Company utilized an income approach to perform the Step 1 testing at Manitoba Harvest. The weighted average cost of capital used in the income approach for Manitoba Harvest was 12.0%. Results of the Step 1 quantitative testing of Manitoba Harvest indicated that the fair value of Manitoba Harvest exceeded its carrying value by 15.0%. Manitoba Harvest's goodwill balance as of the date of the annual impairment testing was approximately $44.5 million. For the reporting units that were tested qualitatively, the Company concluded that the results of the qualitative analysis indicated that the fair value of those reporting units exceeded their carrying value and that a quantitative analysis was not necessary.
2016 Interim goodwill impairment testing
Arnold
As a result of decreases in forecasted revenue, operating income and cash flows at Arnold, as well as a shortfall in revenue and operating income during the latter half of 2016 as compared to budgeted amounts, the Company performed interim goodwill impairment testing on each of the three reporting units at Arnold. Based on the results of the impairment, the fair value of the Flexmag and PTM reporting units exceeded the carrying amount, therefore, no additional goodwill testing was required. The results of the impairment test for the PMAG unit indicated a potential impairment of goodwill and the Company performed additional impairment testing to determine the amount of impairment of the PMAG reporting unit.
The Company had not completed the impairment analysis of PMAG as of December 31, 2016, and therefore estimated a range of impairment loss of $14 million to $19 million based on the value of the total invested capital of the PMAG unit as well as the results of the testing of the fair value of PMAG. The Company recorded an estimated impairment loss for PMAG of $16 million at December 31, 2016 based on that range. The Company completed the goodwill impairment test of the PMAG reporting unit in the first quarter of 2017, and the results indicated total impairment of the goodwill of the PMAG reporting unit of $24.9 million. The impairment was higher than the initial estimate at December 31, 2016 due primarily to the valuation of PMAG's property, plant and equipment during the impairment exercise. The Company recorded the additional impairment loss of $8.9 million in the first quarter of 2017.

A summary of the net carrying value of goodwill at March 31, 2018 and December 31, 2017, is as follows (in thousands):

	Three months ended March 31, 2018	Year ended December 31, 2017
Goodwill - gross carrying amount	$759,429	$562,842
Accumulated impairment losses	(31,153)	(31,153)
Goodwill - net carrying amount	$728,276	$531,689
The following is a reconciliation of the change in the carrying value of goodwill for the three months ended March 31, 2018 by operating segment (in thousands):

	Balance at January 1, 2018	Acquisitions (1)	Goodwill Impairment	Foreign currency translation	Other	Balance at March 31, 2018
5.11	$92,966	$—	$—	$—	$—	$92,966
Crosman	49,352	—	—	—	70	49,422
Ergobaby	61,031	—	—	—	—	61,031
Liberty	32,828	—	—	—	—	32,828
Manitoba Harvest	41,024	—	—	(1,114)	—	39,910
ACI	58,019	—	—	—	—	58,019
Arnold (2)	26,903	—	—	—	—	26,903
Clean Earth	119,099	4,778	—	—	—	123,877
Foam Fabricators	—	71,489	—	—	—	71,489
Sterno	41,818	121,364	—	—	—	163,182
Corporate (3)	8,649	—	—	—	—	8,649
Total	$531,689	$197,631	$—	$(1,114)	$70	$728,276

(1)
The purchase price allocation for Foam Fabricators is preliminary and is expected to be completed during the second quarter of 2018. Clean Earth and Sterno each completed add-on acquisitions during 2018. The goodwill related to the Clean Earth acquisition is based on a preliminary purchase price allocation. The preliminary purchase price allocations for the Sterno add-on acquisition has not been prepared yet. The goodwill related to this add-on acquisitions represents the excess of purchase price over net assets acquired at March 31, 2018.

(2)	Arnold Magnetics had three reporting units at March 31, 2018, PMAG, Flexmag and Precision Thin Metals with goodwill balances of $15.6 million, $4.8 million and $6.5 million, respectively.

(3)	Represents goodwill resulting from purchase accounting adjustments not "pushed down" to the ACI segment. This amount is allocated back to the ACI segment for purposes of goodwill impairment testing.
Long lived assets
Annual indefinite lived impairment testing
The Company used a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. The Company evaluated the qualitative factors of each reporting unit that maintains indefinite lived intangible assets in connection with the annual impairment testing for 2018 and 2017. Results of the qualitative analysis indicate that the carrying value of the Company’s indefinite lived intangible assets did not exceed their fair value. The Manitoba Harvest trade name was tested for impairment as part of the interim impairment testing for Manitoba Harvest at December 31, 2017 as noted above, resulting in impairment expense of $2.3 million at December 31, 2017.

Other intangible assets are comprised of the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$454,562	$(107,882)	$346,680	$338,719	$(102,271)	$236,448
Technology and patents	48,760	(23,386)	25,374	49,075	(22,492)	26,583
Trade names, subject to amortization	187,275	(25,783)	161,492	182,976	(22,518)	160,458
Licensing and non-compete agreements	7,965	(6,600)	1,365	7,965	(6,488)	1,477
Permits and airspace	115,230	(33,482)	81,748	115,230	(31,026)	84,204
Distributor relations and other	726	(676)	50	726	(646)	80
Total	814,518	(197,809)	616,709	694,691	(185,441)	509,250
Trade names, not subject to amortization	70,913	—	70,913	71,267	—	71,267
Total intangibles, net	$885,431	$(197,809)	$687,622	$765,958	$(185,441)	$580,517
Amortization expense related to intangible assets was $12.7 million for the three months ended March 31, 2018, and $10.3 million for the three months ended March 31, 2017, respectively. Estimated charges to amortization expense of intangible assets over the next five years, is as follows (in thousands):

April 1, through Dec. 31, 2018	$53,412
2019	70,163
2020	60,542
2021	50,829
2022	49,150
$284,096

Note H — Warranties
The Company’s Crosman, Ergobaby and Liberty operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. A reconciliation of the change in the carrying value of the Company’s warranty liability for the three months ended March 31, 2018 and the year ended December 31, 2017 is as follows (in thousands):

	Three months ended March 31, 2018	Year ended December 31, 2017
Warranty liability:
Beginning balance	$2,197	$1,258
Provision for warranties issued during the period	602	1,982
Fulfillment of warranty obligations	(888)	(1,552)
Other (1)	—	509
Ending balance	$1,911	$2,197
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
The following table provides the Company’s debt holdings at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Revolving Credit Facility	$390,500	$42,000
Term Loan	558,551	559,973
Original issue discount	(3,228)	(3,483)
Debt issuance costs - term loan	(7,839)	(8,458)
Total debt	$937,984	$590,032
Less: Current portion, term loan facilities	(5,685)	(5,685)
Long term debt	$932,299	$584,347
Net availability under the 2014 Revolving Credit Facility was approximately $159.2 million at March 31, 2018. Letters of credit outstanding at March 31, 2018 totaled approximately $0.3 million. At March 31, 2018, the Company was in compliance with all covenants as defined in the 2014 Credit Facility.
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

The following table summarizes debt issuance costs at March 31, 2018 and December 31, 2017, and the balance sheet classification in each of the periods presents (in thousands):

	March 31, 2018	December 31, 2017
Deferred debt issuance costs	$21,628	$21,491
Accumulated amortization	(11,347)	(10,250)
Deferred debt issuance costs, less accumulated amortization	$10,281	$11,241

Balance Sheet classification:
Other non-current assets	$2,441	$2,783
Long-term debt	7,840	8,458
	$10,281	$11,241

Note J — Derivative Instruments and Hedging Activities
On September 16, 2014, the Company purchased an interest rate swap ("New Swap") with a notional amount of $220 million. The New Swap is effective April 1, 2016 through June 6, 2021, the termination date of the 2014 Term Loan. The agreement requires the Company to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At March 31, 2018 and December 31, 2017, the New Swap had a fair value loss of $2.5 million and $6.1 million, respectively, principally reflecting the present value of future payments and receipts under the agreement.

The Company did not elect hedge accounting for the above derivative transaction and as a result, periodic mark-to-market changes in fair value are reflected as a component of interest expense in the consolidated statement of operations.
The following table reflects the classification of the Company's interest rate swap on the consolidated balance sheets at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Other current liabilities	$1,334	$2,468
Other noncurrent liabilities	1,165	3,639
Total fair value	$2,499	$6,107

Note K — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements at March 31, 2018
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(178)	$—	$—	$(178)
Contingent consideration - acquisitions (2)	(25,000)	—	—	(25,000)
Interest rate swap	(2,499)	—	(2,499)	—
Total recorded at fair value	$(27,677)	$—	$(2,499)	$(25,178)

(1)	Represents put option issued to noncontrolling shareholders in connection with the 5.11 Tactical and Liberty acquisitions.

(2)
Represents potential earn-out payable by Sterno for the acquisition of Rimports. The preliminary purchase allocation of Rimports has not been prepared, therefore the earn out has been recorded at the settlement amount at March 31, 2018.

	Fair Value Measurements at December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders	$(178)	—	—	$(178)
Interest rate swap	(6,107)	—	(6,107)	—
Total recorded at fair value	$(6,285)	$—	$(6,107)	$(178)
Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1, 2017 through March 31, 2018 are as follows (in thousands):

Level 3
Balance at January 1, 2017	$(5,010)
Contingent consideration - Sterno Home	(382)
Payment of contingent consideration - Sterno Home	475
Reversal of contingent consideration - Baby Tula	3,780
Reversal of contingent consideration - Sterno Home	956
Change in noncontrolling shareholder put options	3
Balance at January 1, 2018	$(178)
Contingent consideration - acquisition (1)	(25,000)
Balance at March 31, 2018	$(25,178)

(1) The contingent consideration relates to Sterno's acquisition of Rimports in February 2018. The purchase price of Rimports includes a potential earn-out of up to $25 million contingent on the attainment of certain future performance criteria of Rimports for the twelve-month period from May 1, 2017 to April 30, 2018 and the fourteen month period from March 1, 2018 to April 30, 2019. The fair value of the contingent consideration related to the earn-out has not yet been determined therefore the contingent consideration is reflected in the condensed consolidated balance sheet at the full settlement amount.
Valuation Techniques
The Company has not changed its valuation techniques in measuring the fair value of any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

2014 Term Loan and 2016 Incremental Term Loan
At March 31, 2018, the carrying value of the principal under the Company’s outstanding Term Loans, including the current portion, was $558.6 million, which approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company's net leverage ratio. The estimated fair value of the outstanding 2014 Term Loan is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 in the fair value hierarchy.

Nonrecurring Fair Value Measurements
The following table provides the assets carried at fair value measured on a non-recurring basis as of December 31, 2017. There was no assets carried at fair value on a non-recurring basis at March 31, 2018.
(1) Represents the fair value of the goodwill of the Arnold business segment. Refer to Note G - "Goodwill and Other Intangible Assets" for further discussion regarding the impairment and valuation techniques applied.

	Fair Value Measurements at December 31, 2017				Year ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Expense

Goodwill - Arnold	$26,903	—	—	$26,903	$8,864
Goodwill - Manitoba Harvest	41,024	—	—	41,024	6,188
Tradename - Manitoba Harvest	10,834	—	—	10,834	2,273

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
Series B Preferred Shares
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of 25.00 per share, for gross proceeds of $100.0 million, or $96.7 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018, at a rate per annum of 7.875%. Distributions on the Series B Preferred Shares are cumulative. Unless full cumulative distributions on the Series B Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series B Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series B Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the preferred shares.
The Series B Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after April 30, 2028, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series B Preferred Shares will have no right to require the redemption of the Series B Preferred Shares and there is no maturity date.
If a certain tax redemption event occurs prior to April 30, 2028, the Series B Preferred Shares may be redeemed at the Company's option, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such tax redemption event, at a price of $25.25 per share, plus accumulated and unpaid distributions to, but excluding, the redemption date. If a certain fundamental change related to the Series B Preferred Shares or the Company occurs (whether before, on or after April 30, 2028), the Company will be required to repurchase the Series B Preferred Shares at a price of $25.25 per share, plus accumulated and unpaid distributions to, but excluding, the date of purchase. If (i) a fundamental change occurs and (ii) the Company does not give notice prior to the 31st day following the fundamental change to repurchase all the outstanding Series B Preferred Shares, the distribution rate per annum on the Series B Preferred Shares will increase by 5.00%, beginning on the 31st day following such fundamental change. Notwithstanding any requirement that the Company repurchase all of the outstanding Series A Preferred Shares, the increase in the distribution rate is the sole remedy to holders in the event the Company fails to do so, and following any such increase, the Company will be under no obligation to repurchase any Series A Preferred Shares.
Series A Preferred Shares
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

Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate to participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.
Basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 attributable to Holdings is calculated as follows (in thousands, except per share data):

	Three months ended March 31,
	2018	2017
Loss from continuing operations attributable to common shares of Holdings	$(4,154)	$(35,299)
Less: Effect of contribution based profit - Holding Event	1,400	1,258
Loss from continuing operation attributable to common shares of Holdings	$(5,554)	$(36,557)

Income from discontinued operations attributable to Holdings	$—	$340
Income from discontinued operations attributable to common shares of Holdings	$—	$340

Basic and diluted weighted average common shares outstanding	59,900	59,900

Basic and fully diluted income (loss) per common share attributable to Holdings
Continuing operations	$(0.09)	$(0.61)
Discontinued operations	—	0.01
	$(0.09)	$(0.60)
Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares:

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date
		(in thousands)
Trust Common Shares:
January 1, 2018 - March 31, 2018 (1)	$0.36	$21,564	April 19, 2018	April 26, 2018
October 1, 2017 - December 31, 2017	$0.36	$21,564	January 19, 2018	January 25, 2018
July 1, 2017 - September 30, 2017	$0.36	$21,564	October 19, 2017	October 26, 2017
April 1, 2017 - June 30, 2017	$0.36	$21,564	July 20, 2017	July 27, 2017
January 1, 2017 - March 31, 2017	$0.36	$21,564	April 20, 2017	April 27, 2017
October 1, 2016 - December 31, 2016	$0.36	$21,564	January 19, 2017	January 26, 2017

Series A Preferred Shares:
January 30, 2018 - April 29, 2018 (1)	$0.453125	$1,813	April 15, 2018	April 30, 2018
October 30, 2017 - January 29, 2018	$0.453125	$1,813	January 15, 2018	January 30, 2018
June 28, 2017 - October 29, 2017	$0.61423611	$2,457	October 15, 2017	October 30, 2017
(1) This distribution was     declared on April 5, 2018.

Note M — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of March 31, 2018 and December 31, 2017:

	% Ownership (1) March 31, 2018		% Ownership (1) December 31, 2017
	Primary	Fully Diluted	Primary	Fully Diluted
5.11 Tactical	97.5	85.4	97.5	85.5
Crosman	98.8	89.2	98.8	89.2
Ergobaby	82.7	76.2	82.7	76.6
Liberty	88.6	85.2	88.6	84.7
Manitoba Harvest	76.6	67.0	76.6	67.0
ACI	69.4	69.2	69.4	69.2
Arnold Magnetics	96.7	79.9	96.7	84.7
Clean Earth	97.5	79.8	97.5	79.8
Foam Fabricators	100.0	91.5	N/a	N/a
Sterno	100.0	88.5	100.0	89.5

(1)	The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	March 31, 2018	December 31, 2017
5.11 Tactical	$8,535	$8,003
Crosman	1,740	N/a
Ergobaby	23,518	23,416
Liberty	3,333	3,254
Manitoba Harvest	11,583	11,725
ACI	(4,891)	(5,850)
Arnold Magnetics	1,407	1,368
Clean Earth	7,687	7,357
Foam Fabricators	85	—
Sterno	(3,427)	2,045
Allocation Interests	100	100
	$49,670	$52,791

Note N — Income taxes
Each fiscal quarter, the Company estimates its annual effective tax rate and applies that rate to its interim pre-tax earnings. In this regard, the Company reflects the full year’s estimated tax impact of certain unusual or infrequently occurring items and the effects of changes in tax laws or rates in the interim period in which they occur.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%, and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The one-time transition tax under the Tax Act is based on earnings and profits ("E&P) that were previously deferred from U.S. income taxes. For the year ended December 31, 2017, the provision for income taxes included provisional tax expense of $4.9 million related to the one-time transition tax liability of our foreign subsidiaries. The Company has substantially completed the calculation of the total E&P for these foreign subsidiaries although the Company's estimates may be affected as additional regulatory guidance is issued with respect to the Tax Act. Any adjustments to the provisional amounts will be recognized as a component of the provision for income taxes in the period in which such adjustments are determined within the annual period following the enactment of the Tax Act.
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
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended March 31,
	2018	2017
United States Federal Statutory Rate	(21.0)%	(35.0)%
State income taxes (net of Federal benefits)	(8.6)	(2.0)
Foreign income taxes	(2.7)	4.4
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	(0.8)	1.0
Impairment expense	—	12.7
Effect of loss on equity method investment (2)	—	7.8
Impact of subsidiary employee stock options	(18.5)	0.4
Credit utilization	(5.4)	(2.4)
Domestic production activities deduction	—	(0.7)
Effect of undistributed foreign earnings	—	0.7
Non-recognition of NOL carryforwards at subsidiaries	6.7	(2.7)
Effect of Tax Act	(2.2)	—
Other	(6.6)	1.3
Effective income tax rate	(59.1)%	(14.5)%

(1)	The effective income tax rate for the three months ended March 31, 2018 and 2017 includes a loss at the Company's parent, which is taxed as a partnership.

(2)	The investment in FOX was held at the Company's parent, which is taxed as a partnership, resulting in the gain or loss on the investment as a reconciling item in deriving the effective tax rate.

Note O — Defined Benefit Plan
In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $3.2 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at March 31, 2018. Net periodic benefit cost consists of the following for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018	2017
Service cost	$137	$131
Interest cost	25	23
Expected return on plan assets	(40)	(38)
Amortization of unrecognized loss	50	61
Net periodic benefit cost	$172	$177

During the three months ended March 31, 2018, Arnold contributed $0.1 million to the plan. For the remainder of 2018, the expected contribution to the plan will be approximately $0.6 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore, the fair values of the pension plan assets at March 31, 2018 were considered Level 3.
Note P - Commitments and Contingencies
In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that any unfavorable outcomes will have a material adverse effect on the Company's consolidated financial position or results of operations.
Note Q — Related Party Transactions
Integrations Services Agreements
Foam Fabricators, which was acquired in 2018, and Crosman, which was acquired in 2017, entered into Integration Services Agreements ("ISA") with CGM.  The ISA provides for CGM to provide services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act and align the acquired entity's policies and procedures with our other subsidiaries.  Each ISA is for the twelve month period subsequent to the acquisition. Crosman paid CGM $0.75 million in integration services fees during 2017 and will pay $0.75 million in integration services fees in 2018. Foam Fabricators will pay CGM $2.25 million over the term of the ISA, $2.0 million in 2018 and $0.25 million in 2019.
The Company and its businesses have the following significant related party transactions:
Sterno Recapitalization
In January 2018, the Company completed a recapitalization at Sterno whereby the Company entered into an amendment to the intercompany loan agreement with Sterno (the "Sterno Loan Agreement"). The Sterno Loan Agreement was amended to (i) provide for term loan borrowings of $57.7 million to fund a distribution to the Company, which owned 100% of the outstanding equity of Sterno at the time of the recapitalization, and (ii) extend the maturity dates of the term loans. In connection with the recapitalization, Sterno's management team exercised all of their vested stock options, which represented 58,000 shares of Sterno. The Company then used a portion of the distribution to repurchase the 58,000 shares from management for a total purchase price of $6.0 million. In addition, Sterno issued new stock options to replace the exercised options, thus maintaining the same percentage of fully diluted non-controlling interest that existed prior to the recapitalization.
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the quarter ended March 31, 2018 and 2017, 5.11 purchased approximately $1.6 million and $1.4 million, respectively, in inventory from the vendor.

Note R - Subsequent Event
Senior Notes
On April 18, 2018, the Company consummated the issuance and sale of $400,000,000 aggregate principal amount of its 8.000% Senior Notes due 2026 (the “Notes”) offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons under Regulation S under the Securities Act. The Company used the net proceeds from the sale of the Notes to repay debt under its existing credit facilities in connection with a concurrent refinancing transaction described below. Any remaining proceeds are expected to be used for general corporate purposes. The Notes were issued pursuant to an indenture, dated as of April 18, 2018 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”).
The Notes will bear interest at the rate of 8.000% per annum and will mature on May 1, 2026. Interest on the Notes is payable in cash on May 1st and November 1st of each year, beginning on November 1, 2018. The Notes are general senior unsecured obligations of the Company and are not guaranteed by the subsidiaries through which the Company currently conducts substantially all of its operations. The Notes rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness, and rank senior in right of payment to all of the Company’s future subordinated indebtedness, if any. The Notes will be effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including the indebtedness under the Company’s credit facilities described below.

The Indenture contains several restrictive covenants including, but not limited to, limitations on the following: (i) the incurrence of additional indebtedness, (ii) restricted payments, (iii) dividends and other payments affecting restricted subsidiaries, (iv) the issuance of preferred stock of restricted subsidiaries, (v) transactions with affiliates, (vi) asset sales and mergers and consolidations, (vii) future subsidiary guarantees and (viii) liens, subject in each case to certain exceptions.
Amended and Restated Credit Agreement
On April 18, 2018, the Company entered into an Amended and Restated Credit Agreement to amend and restate the 2014 Credit Facility, originally dated as of June 6, 2014 (as previously amended, the “Existing Credit Agreement” and as further amended by the Amended and Restated Credit Agreement, the “New Credit Agreement”), among the Company, the lenders from time to time party thereto (the “Lenders”), Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the “Agent”), and the other agents party thereto.
The New Credit Agreement provides for (i) revolving loans, swing line loans and letters of credit (the “New Revolving Line of Credit”) up to a maximum aggregate amount of $600 million (the “New Revolving Loan Commitment”), and (ii) a $500 million term loan (the “New Term Loan”). The New Term Loan was issued at an original issuance discount of 99.75%. The New Term Loan requires quarterly payments of $1.25 million commencing June 30, 2018, with a final payment of all remaining principal and interest due on April 18, 2025, which is the New Term Loan’s maturity date. All amounts outstanding under the New Revolving Line of Credit will become due on April 18, 2023, which is the maturity date of loans advanced under the New Revolving Line of Credit and the termination date of the New Revolving Loan Commitment. The New Credit Agreement also permits the Company, prior to the applicable maturity date, to increase the New Revolving Loan Commitment and/or obtain additional term loans in an aggregate amount of up to $250 million (the “Incremental Loans”), subject to certain restrictions and conditions. On the Closing Date, the New Term Loan was advanced in full and the initial borrowings outstanding under the New Revolving Line of Credit were approximately $73 million.
The Company used the proceeds from the New Credit Agreement and the proceeds from the Notes offering to pay all amounts outstanding under the Existing Credit Agreement and to pay the fees, original issue discount and expenses incurred in connection with the New Credit Agreement and Notes. Further advances under the New Revolving Line of Credit and any Incremental Loans will be used to finance working capital, capital expenditures and other general corporate purposes of the Company (including to fund acquisitions of additional businesses, permitted distributions and loans by the Company to its subsidiaries) and, in the case of Incremental Loans that are term loans, to repay amounts outstanding under the New Revolving Line of Credit.
The Company may borrow, prepay and reborrow principal under the New Revolving Line of Credit from time to time during its term. Advances under the New Revolving Line of Credit can be either Eurodollar rate loans or base rate loans. Eurodollar rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum based on the London Interbank Offered Rate approved by the Agent (the “Eurodollar Rate”) for such interest period plus a margin ranging from 1.50% to 2.50%, based on the ratio of consolidated net indebtedness to adjusted consolidated earnings before interest expense, tax expense, and depreciation and amortization expenses for such period (the “Consolidated Total Leverage Ratio”). Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the Agent as its “prime rate”, and (iii) Eurodollar Rate plus 1.0% (the “Base Rate”), plus a margin ranging from 0.50% to 1.50%, based on its Consolidated Total Leverage Ratio.
Advances under term loans can be either Eurodollar rate loans or base rate loans. Eurodollar rate term loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum based on the Eurodollar Rate for such interest period plus a margin of either 2.25% or 2.50%, based on the Consolidated Total Leverage Ratio. Base rate term loans bear interest on the outstanding principal amount thereof from the applicable borrowing date at a rate per annum equal to the Base Rate plus either 1.25% or 1.50%, based on the Consolidated Total Leverage Ratio. The initial New Term Loan was advanced as a Eurodollar rate loan.

The Company will pay to the Agent on a quarterly basis, for the account of each Lender in accordance with its applicable percentage of the New Revolving Loan Commitment, a commitment fee equal to the product of (i) a rate ranging from 0.25% to 0.45% per annum, based on its Consolidated Total Leverage Ratio, times (ii) the actual daily amount by which the New Revolving Loan Commitment exceeds the sum of (A) the outstanding amount of revolving loans plus (B) the outstanding amount of letter of credit obligations. The Company will pay to the Agent on a quarterly basis, for the account of each Lender in accordance with its applicable percentage of the New Revolving Loan Commitment, a letter of credit fee equal to a rate ranging from 1.50% to 2.50%, based on its Consolidated Total Leverage Ratio, times the daily amount available to be drawn under such letters of credit (the “Stated Amount”). The Company will also pay to the Agent letter of credit fronting fees equal to 0.125% per annum with respect to each letter of credit issued by the Agent and certain other administrative and agency fees.
The New Revolving Line of Credit and the New Term Loan are secured by all of the assets of the Company, including all of its equity interests in, and loans to, its subsidiaries, pursuant to an Amended and Restated Security and Pledge Agreement dated as of April 18, 2018 between the Company and the Agent for the benefit of the Lenders (the “New Security Agreement”).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the section entitled "Forward-Looking Statements" included elsewhere in this Quarterly Report on Form 10-Q as well as those risk factors discussed in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 and in the section entitled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Overview
Compass Diversified Holdings, a Delaware statutory trust ("Holdings" or the "Trust"), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC, a Delaware limited liability Company (the "Company"), was also formed on November 18, 2005. The Trust and the Company (collectively "CODI") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The Trust is the sole owner of 100% of the Trust Interests, as defined in our LLC Agreement, of the Company. Pursuant to the LLC Agreement, the Trust owns an identical number of Trust Interests in the Company as exist for the number of outstanding shares of the Trust. Accordingly, our shareholders are treated as beneficial owners of Trust Interests in the Company and, as such, are subject to tax under partnership income tax provisions. The Company is the operating entity with a board of directors whose corporate governance responsibilities are similar to that of a Delaware corporation. The Company’s board of directors oversees the management of the Company and our businesses and the performance of Compass Group Management LLC ("CGM" or our "Manager"). Certain persons who are employees and partners of our Manager receive a profit allocation as owners of 63.4% of the Allocation Interests in us, as defined in our LLC Agreement.
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
We are dependent on the earnings of, and cash receipts from our businesses to meet our corporate overhead and management fee expenses and to pay distributions. These earnings and distributions, net of any minority interests in these businesses, are generally available:

•	first, to meet capital expenditure requirements, management fees and corporate overhead expenses;

•	second, to fund distributions from the businesses to the Company; and

•	third, to be distributed by the Trust to shareholders.
We acquired our existing businesses (segments) at March 31, 2018 as follows:

		Ownership Interest - March 31, 2018
Business	Acquisition Date	Primary	Diluted
Advanced Circuits	May 16, 2006	69.4%	69.2%
Liberty Safe	March 31, 2010	88.6%	85.2%
Ergobaby	September 16, 2010	82.7%	76.2%
Arnold Magnetics	March 5, 2012	96.7%	79.9%
Clean Earth	August 7, 2014	97.5%	79.8%
Sterno	October 10, 2014	100.0%	88.5%
Manitoba Harvest	July 10, 2015	76.6%	67%
5.11 Tactical	August 31, 2016	97.5%	85.4%
Crosman	June 2, 2017	98.8%	89.2%
Foam Fabricators	February 15, 2018	100.0%	91.5%
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
Recent Events
Trust Preferred Share Issuance
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Trust Preferred Shares (the "Series B Preferred Shares") for gross proceeds of $100.0 million, or $96.7 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018. Distributions on the Series B Preferred Shares are cumulative.
Acquisition of Foam Fabricators
On February 15, 2018, the Company, through a wholly owned subsidiary FFI Compass, Inc., acquired all of the issued and outstanding capital stock of Foam Fabricators, Inc., a Delaware corporation (“Foam Fabricators”) for a purchase price of approximately $250.3 million. Foam Fabricators is a leading designer and manufacturer of custom molded protective foam solutions and OEM components made from expanded polymers such as expanded polystyrene (EPS) and expanded polypropylene (EPP). Founded in 1957 and headquartered in Scottsdale, Arizona, it operates 13 molding and fabricating facilities across North America and provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building products and others. We funded our acquisition of Foam Fabricators with a draw on our 2014 Revolving Credit Facility.
Acquisition of Rimports
On February 26, 2018, our Sterno subsidiary acquired all of the issued and outstanding capital stock of Rimports, Inc., a Utah corporation (“Rimports”), pursuant to a Stock Purchase Agreement, dated January 23, 2018. Sterno purchased a 100% controlling interest in Rimports. Headquartered in Provo, UT, Rimports is a manufacturer and distributor of branded and private label scented wickless candle products used for home décor and fragrance. Rimports offers an extensive line of wax warmers, scented wax cubes, essential oils and diffusers, and other home fragrance systems, through the mass retailer channel. The purchase price, net of transaction costs, was approximately $149.8 million, subject to any working capital adjustment. The purchase price of Rimports includes a potential earn-out of up to $25 million contingent on the attainment of certain future performance criteria of Rimports. Sterno funded the acquisition through their intercompany credit facility with the Company.

Senior Notes and 2018 Credit Facility
On April 18, 2018, we consummated the issuance and sale of $400,000,000 aggregate principal amount of its 8.000% Senior Notes due 2026 (the “Notes”) offered pursuant to a private offering. The Company used the net proceeds from the sale of the Notes to repay debt under its existing credit facilities in connection with a concurrent refinancing of our 2014 Credit Facility. The Notes will bear interest at the rate of 8.000% per annum and will mature on May 1, 2026. Interest on the Notes is payable in cash on May 1st and November 1st of each year, beginning on November 1, 2018. The Notes are general senior unsecured obligations and are not guaranteed by our subsidiaries.
Concurrent with the issuance of the Notes, we entered into an Amended and Restated Credit Agreement to amend and restate the 2014 Credit Facility, originally dated as of June 6, 2014 (as previously amended, the “Existing Credit Agreement” and as further amended by the Amended and Restated Credit Agreement, the “New Credit Agreement”). The New Credit Agreement provides for (i) revolving loans, swing line loans and letters of credit (the “New Revolving Line of Credit”) up to a maximum aggregate amount of $600 million (the “New Revolving Loan Commitment”), and (ii) a $500 million term loan (the “New Term Loan”). The New Term Loan was issued at an original issuance discount of 99.75%. The Company used the proceeds from the New Credit Agreement and the proceeds from the Notes offering to pay all amounts outstanding under the Existing Credit Agreement and to pay the fees, original issue discount and expenses incurred in connection with the New Credit Agreement and Notes.
2018 Outlook
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

Non-GAAP Financial Measures
"U.S. GAAP" or "GAAP" refer to generally accepted accounting principles in the United States. A non-GAAP financial measure is a numerical measure of historical or future performance, financial position or cash flow that excludes amounts, or is subject to adjustments that effectively exclude amounts, included in the most directly comparable measure calculated and presented in accordance with GAAP in our financial statements, and vice versa for measures that include amounts, or are subject to adjustments that effectively include amounts, that are excluded from the most directly comparable measure as calculated and presented. Our Manitoba Harvest acquisition uses the Canadian Dollar as its functional currency. We will periodically refer to net sales and net sales growth rates in the Manitoba Harvest management's discussion and analysis on a "constant currency" basis so that the business results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of Manitoba Harvest's business performance. "Constant currency" net sales results are calculated by translating current period net sales in local currency using the prior year’s currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates. "Constant currency" measured net sales is not a measure of net sales presented in accordance with U.S. GAAP.
Results of Operations
In the following results of operations, we provide (i) our actual consolidated results of operations for the three months ended March 31, 2018 and 2017, which includes the historical results of operations of our businesses (operating segments) from the date of acquisition and (ii) comparative results of operations for each of our businesses on a stand-alone basis for the three months ended March 31, 2018 and 2017 where all periods presented include relevant proforma adjustments for pre-acquisition periods and explanations where applicable.

Consolidated Results of Operations – Compass Diversified Holdings and Compass Group Diversified Holdings LLC

	Three months ended
	March 31, 2018	March 31, 2017
(in thousands)
Net revenues	$360,693	$289,992
Cost of revenues	234,582	195,659
Gross profit	126,111	94,333
Selling, general and administrative expense	97,865	78,723
Fees to manager	10,849	7,848
Amortization of intangibles	12,699	10,310
Impairment expense	—	8,864
Operating income (loss)	$4,698	$(11,412)

Three months ended March 31, 2018 compared to three months ended March 31, 2017
Net revenues
On a consolidated basis, net revenues for the three months ended March 31, 2018 increased by approximately $70.7 million, or 24.4%, compared to the corresponding period in 2017.  Our acquisitions of Foam Fabricators and Rimports in February 2018 contributed $15.5 million and $12.0 million, respectively, to the increase in net revenues, while our acquisition of Crosman in June 2017 contributed $24.4 million to the increase in net revenues. During the three months ended March 31, 2018 compared to 2017, we also saw a notable revenue increases at Clean Earth ($10.9 million increase, primarily due to two acquisitions in 2016 and one acquisition in 2017), 5.11 ($5.4 million increase) and Manitoba Harvest ($3.2 million increase) partially offset by a decrease in sales at our Liberty ($4.5 million decrease), business. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net revenues by business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $38.9 million during the three month period ended March 31, 2018, compared to the corresponding period in 2017. Our acquisitions of Foam Fabricators and Rimports in February 2018 contributed $11.9 million and $8.5 million, respectively, to the increase, while our acquisition of Crosman in June 2017 contributed $17.3 million to the increase in cost of goods sold. Clean Earth's cost of revenue increased $7.6 million, in line with the increase in revenues in the first quarter of 2018. These increases were offset by decreases in cost of revenues at other operating segments, particularly 5.11 ($9.3 million decrease as compared to the cost of revenues during the corresponding period in 2017 that included $13.0 million in expense associated with the basis step up of inventory from the purchase price allocation), and Liberty ($2.9 million decrease). Gross profit as a percentage of net revenues was approximately 35.0% in the three months ended March 31, 2018 compared to 32.5% in the three months ended March 31, 2017. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of cost of revenues by business segment.
Selling, general and administrative expense
On a consolidated basis, selling, general and administrative expense increased approximately $19.1 million during the three month period ended March 31, 2018, compared to the corresponding period in 2017. The increase in selling, general and administrative expense in the 2018 quarter compared to 2017 is principally the result of the acquisition of Foam Fabricators ($2.7 million, including $1.6 million in acquisition costs), Rimports ($1.4 million, including $0.6 million in acquisition costs) and Crosman ($5.5 million), as well as notable increases at 5.11 Tactical ($6.0 million increase). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense was $3.6 million in the first quarter of 2018 and $3.5 million in the first quarter of 2017.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended March 31, 2018, we incurred approximately $10.8 million in management fees as compared to $7.8 million in fees in the three months ended March 31, 2017. The increase was the result of our Foam Fabricators and Rimports acquisitions in February 2018.
Amortization expense
Amortization expense for the three months ended March 31, 2018 increased $2.4 million as compared to the three months ended March 31, 2017 primarily as a result of the acquisition of Crosman in June 2017 and add-on acquisitions in the prior year.
Results of Operations - Our Businesses
The following discussion reflects a comparison of the historical results of operations of each of our businesses for the three month periods ending March 31, 2018 and March 31, 2017 on a stand-alone basis. For the 2018 acquisitions of Foam Fabricators and Rimports, the pro forma results of operations have been prepared as if we purchased these businesses on January 1, 2017. The historical operating results of Rimports prior to acquisition have been added to the previously reported Sterno results of operations for the three months ended March 31, 2017, and the Rimports results of operations for the 2018 period prior to acquisition by Sterno on February 26, 2018 have been added to the results of operations of Sterno for the three months ended March 31, 2018 for comparability purposes. For the 2017 acquisition of Crosman, the following discussion reflects pro forma results of operations for the three ended March 31, 2017 as if we had acquired Crosman January 1, 2017. Where appropriate, relevant pro forma adjustments are reflected as part of the historical operating results. We believe this is the most meaningful comparison of the operating results for each of our business segments. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.
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
Results of Operations
The table below summarizes the results of operations data for 5.11 for the three months ended March 31, 2018 and March 31, 2017.

	Three months ended
(in thousands)	March 31, 2018	March 31, 2017
Net sales	$83,957	$78,513
Cost of sales	45,406	54,663
Gross profit	38,551	23,850
Selling, general and administrative expense	36,731	30,763
Fees to manager	250	250
Amortization of intangibles	2,187	2,322
Loss from operations	$(617)	$(9,485)

Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Net sales
Net sales for the three months ended March 31, 2018 were $84.0 million as compared to net sales of $78.5 million for the three months ended March 31, 2017, an increase of $5.4 million, or 6.9%. This increase is due primarily to retail and e-commerce sales growth of $6.3 million or 68%, driven by growing demand in direct to consumer channels. Retail sales grew largely due to twenty new retail store openings since March 2017 (bringing the total store count to 32 as of March 31, 2018). The increase in net sales for the three months ended March 31, 2018 as compared to the corresponding period in the prior year was offset by a $10.8 million decline in Direct-to-Agency sales.
Cost of sales
Cost of sales for the three months ended March 31, 2018 were $45.4 million as compared to $54.7 million for the comparable period in 2017, a decrease of $9.3 million. Gross profit as a percentage of net sales was 45.9% in the three months ended March 31, 2018 as compared to 30.4% in the three months ended March 31, 2017. Cost of sales for the three months ended March 31, 2017 includes $13.0 million in expense related to a $39.1 million inventory step-up resulting from the acquisition purchase price allocation. The total inventory step-up amount of $39.1 million was expensed to cost of goods sold over the expected turns of 5.11's inventory. Excluding the effect of the inventory step-up, the gross profit for the three months ended March 31, 2017 was 46.9%. The decrease in gross profit in the quarter ended March 31, 2018 was primarily due to a higher level of chargebacks incurred and discretionary discounts granted to customers while we worked through the backlog associated with challenges experienced while implementing a new Enterprise Resource planning (ERP) system.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2018 was $36.7 million, or 43.7%, of net sales compared to $30.8 million, or 39.2% of net sales for the comparable period in 2017. This increase in selling, general and administrative expense as a percentage of net sales was primarily due to twenty new retail stores that were not open in the prior comparable period, higher temporary labor costs associated with the ERP implementation and costs to move into 5.11’s new Manteca warehouse facility, which is planned for the second quarter of 2018.
Loss from operations
Loss from operations for the three months ended March 31, 2018 was $0.6 million, a decrease of $8.9 million when compared to loss from operations of $9.5 million for the same period in 2017, based on the factors described above.

Crosman
Overview
Crosman, headquartered in Bloomfield, New York, is a leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices and related accessories. Crosman offers its products under the highly recognizable Crosman, Benjamin, LaserMax and CenterPoint brands that are available through national retail chains, mass merchants, dealer and distributor networks. Airguns historically represent Crosman's largest product category, with more than 50% of gross sales. The airgun product category consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Crosman's other primary product categories are archery, with products including CenterPoint crossbows and the Pioneer Airbow, consumables, which includes steel and plastic BBs, lead pellets and CO2 cartridges, lasers for firearms, and airsoft products. We made loans to, and purchased a controlling interest in, Crosman for a net purchase price of $150.4 million in June 2017, representing approximately 98.9% of the initial outstanding equity of Crosman.
Results of Operations
In the following results of operations, we provide (i) the actual consolidated results of operations for Crosman for the three months ended March 31, 2018, and (ii) comparative results of operations for Crosman for the three months ended March 31, 2017, as if we had acquired the business on January 1, 2017, including relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable.

	Three months ended
(in thousands)	March 31, 2018	March 31, 2017
		(Pro forma)
Net sales	$24,407	$22,790
Cost of sales (1)	17,328	16,459
Gross profit	7,079	6,331
Selling, general and administrative expense	5,471	4,085
Fees to manager (2)	125	125
Amortization of intangibles (3)	1,210	1,164
Income from operations	$273	$957
Pro forma results of operations of Crosman for the three months ended March 31, 2017 include the following pro forma adjustments, applied to historical results as if we had acquired Crosman on January 1, 2017:
(1) Cost of sales was decreased by $0.1 million for the three months ended March 31, 2017, to reflect the increase in the depreciable lives for machinery and equipment.
(2) Represents management fees that would have been payable to the Manager in the three months ended March 31, 2017.
(3) Represents amortization of intangible assets in the three month period ended March 31, 2017 associated with the allocation of the fair value of intangible assets resulting from the purchase price allocation in connection with our acquisition.
Three months ended March 31, 2018 compared to pro forma three months ended March 31, 2017
Net sales
Net sales for the three months ended March 31, 2018 were $24.4 million, an increase of $1.6 million or 7.1%, compared to the same period in 2017. The increase in net sales for the three months ended March 31, 2018 is primarily due to an add-on acquisition in the third quarter of 2017.
Cost of sales
Cost of sales for the three months ended March 31, 2018 were $17.3 million as compared to $16.5 million for the comparable period in 2017, an increase of $0.9 million, which is consistent with the net sales increase. Gross profit as a percentage of net sales was 29.0% for the three months ended March 31, 2018 as compared to 27.8% in the three months ended March 31, 2017 due to the mix of products sold during the two periods.
Selling general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2018 was $5.5 million, or 22.4% of net sales compared to $4.1 million, or 17.9% of net sales for the three months ended March 31, 2017. The selling, general and administrative expense for the three months ended March 31, 2018 includes $0.4 million of integration services fees payable to CGM. The balance of the expense growth is related to increase in sales support expenses, impact of the acquisition, and increased marketing spend.
Income from operations
Income from operations for the three months ended March 31, 2018 was $0.3 million, a decrease of $0.7 million when compared to income from operations of $1.0 million for the same period in 2017, based on the factors described above.

Ergobaby
Overview
Ergobaby, headquartered in Los Angeles, California, is a designer, marketer and distributor of wearable baby carriers and accessories, blankets and swaddlers, nursing pillows, and related products.  On May 12, 2016, Ergobaby acquired New Baby Tula LLC (“Baby Tula”) for approximately $73.8 million, excluding a potential earn-out payment. Baby Tula designs, markets and distributes baby carriers and accessories. Ergobaby primarily sells its Ergobaby and Baby Tula branded products through brick-and-mortar retailers, national chain stores, online retailers, its own websites and distributors. Historically, Ergobaby derives more than 50% of its sales from outside of the United States.

Results of Operations
The table below summarizes the income from operations data for Ergobaby for the three months ended March 31, 2018 and March 31, 2017.

	Three months ended
(in thousands)	March 31, 2018	March 31, 2017
Net sales	$22,162	$22,613
Cost of sales	7,223	7,515
Gross profit	14,939	15,098
Selling, general and administrative expense	10,671	9,307
Fees to manager	125	125
Amortization of intangibles	1,803	466
Income from operations	$2,340	$5,200
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Net sales
Net sales for the three months ended March 31, 2018 were $22.2 million, a decrease of $0.5 million, or 2.0%, compared to the same period in 2017. Net sales from Baby Tula for the first quarter of 2018 were $5.8 million, compared to $5.4 million for the corresponding period in 2017. During the three months ended March 31, 2018, international sales were approximately $13.9 million, representing an increase of $1.1 million over the corresponding period in 2017. Domestic sales were $8.2 million in the first quarter of 2018, reflecting a decrease of $1.6 million compared to the corresponding period in 2017. The decrease in domestic sales was primarily the result of the disruption in the retail landscape in the first quarter of 2018, including the continuing effect of the bankruptcy of a large national retail customer in the third quarter of 2017.
Cost of sales
Cost of sales was approximately $7.2 million for the three months ended March 31, 2018, as compared to $7.5 million for the three months ended March 31, 2017, a decrease of $0.3 million. The decrease in cost of sales is consistent with the decrease in net sales. Gross profit as a percentage of net sales was 67.4% for the quarter ended March 31, 2018, as compared to 66.8% for the three months ended March 31, 2017.

Selling, general and administrative expense
Selling, general and administrative expense was $10.7 million, or 48.1% of net sales for the three months ended March 31, 2018 as compared to $9.3 million or 41.2% of net sales for the same period of 2017. The increase in selling, general and administrative expense in the three months ended March 31, 2018 as compared to the comparable period in the prior quarter is due to increases in employee related costs, additional marketing for the new stroller product category launch, additional expense related to the closure of a large retail account, as well as higher distribution, fulfillment, commissions due to the mix of sales.
Amortization expense
Amortization of intangible assets increased $1.3 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due primarily to the intangible assets associated with the acquisition of Baby Tula.
Income from operations
Income from operations for the three months ended March 31, 2018 decreased $2.9 million, to $2.3 million, compared to $5.2 million for the same period of 2017. This decrease was principally based on the factors described above.

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

Results of Operations
The table below summarizes the income from operations data for Liberty Safe for the three months ended March 31, 2018 and March 31, 2017.

	Three months ended
(in thousands)	March 31, 2018	March 31, 2017
Net sales	$23,453	$27,978
Cost of sales	17,204	20,138
Gross profit	6,249	7,840
Selling, general and administrative expense	3,291	4,979
Fees to manager	125	125
Amortization of intangibles	18	256
Income from operations	$2,815	$2,480
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Net sales
Net sales for the quarter ended March 31, 2018 decreased approximately $4.5 million, or 16.2%, to $23.5 million, compared to the corresponding quarter ended March 31, 2017. Non-Dealer sales were approximately $9.0 million in the three months ended March 31, 2018 compared to $13.7 million for the three months ended March 31, 2017, representing a decrease of $4.7 million, or 34.3%. Dealer sales totaled approximately $14.4 million in the three months ended March 31, 2018 compared to $14.2 million in the same period in 2017, representing an increase of $0.2 million or 1.4%. The decrease in first quarter 2018 sales for the Non-Dealer channel compared to the prior year is primarily attributable to the bankruptcy filing by a national retailer in the first quarter of 2017.
Cost of sales
Cost of sales for the three months ended March 31, 2018 decreased approximately $2.9 million when compared to the same period in 2017. Gross profit as a percentage of net sales totaled approximately 26.6% and 28.0% for the quarters ended March 31, 2018 and March 31, 2017, respectively. The decrease in gross profit as a percentage of sales during the three months ended March 31, 2018 compared to the same period in 2017 is primarily attributable to cost increases in raw materials. Liberty expects raw material costs, particularly the cost of steel, to continue to rise during 2018 as the potential for tariffs on imported steel has led to rising domestic prices. On average, materials account for approximately 60% of the total costs of a safe, with steel accounting for 40% of material costs.
Selling, general and administrative expense
Selling, general and administrative expense was $3.3 million for the three months ended March 31, 2018 compared to $5.0 million for the three months ended March 31, 2017. Selling, general and administrative expense represented 14.0% of net sales in 2018 and 17.8% of net sales for the same period of 2017. The decrease in selling, general and administrative expense as a percentage of net sales is primarily a result of the decrease in net sales for the quarter ended as well as a reserve recorded in the first quarter of 2017 related to a national retailer bankruptcy.
Income from operations
Income from operations increased $0.3 million during the three months ended March 31, 2018 to $2.8 million, compared to the corresponding period in 2017. This increase was principally based on the factors described above.

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
Results of Operations
The table below summarizes the income (loss) from operations data for Manitoba Harvest for the three months ended March 31, 2018 and March 31, 2017.

	Three months ended
(in thousands)	March 31, 2018	March 31, 2017
Net sales	$16,342	$13,128
Cost of sales	9,396	6,912
Gross profit	6,946	6,216
Selling, general and administrative expense	6,566	4,795
Fees to manager	87	88
Amortization of intangibles	1,162	1,110
Income (loss) from operations	$(869)	$223

Three months ended March 31, 2018 compared to three months ended March 31, 2017
Net sales
Net sales for the three months ended March 31, 2018 were approximately $16.3 million as compared to $13.1 million for the three months ended March 31, 2017, an increase of $3.2 million, or 24.5%. During the first quarter of 2018, Manitoba Harvest experienced strong growth across both the branded and ingredient segments. In addition, all three of the company’s core product groups (Hemp Hearts, Hemp Protein, and Hemp Oil) experienced strong double-digit growth rates in the first quarter of 2018.
Cost of sales
Cost of sales for the three months ended March 31, 2018 was approximately $9.4 million compared to approximately $6.9 million for the same period in 2017. Gross profit as a percentage of net sales was 42.5% in the quarter ended March 31, 2018 and 47.3% in the quarter ended March 30, 2017. The decrease in gross profit as a percentage of net sales in the first quarter of 2018 as compared to the same quarter in the prior year is primarily attributable to expense related to bulk hemp protein powder obsolescence charged during the first quarter of 2018.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2018 was approximately $6.6 million in the quarter ended March 31, 2018 as compared to $4.8 million in the quarter ended March 31, 2017. Selling, general and administrative expense was 40.2% of net sales in the first quarter of 2018 as compared to 36.5% of net sales for the same period in 2017. The increase in selling, general and administrative expense as a percentage of net sales in the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to ongoing investments in key operating capability initiatives such as marketing, sales and research and development.
Income (loss) from operations
Loss from operations for the three months ended March 31, 2018 was $0.9 million, a decrease of $1.1 million when compared to income from operations of $0.2 million for the same period in 2017, based on the factors described above.

Niche Industrial Businesses
Advanced Circuits
Overview
Advanced Circuits is a provider of small-run, quick-turn and volume production printed circuit boards ("PCBs") to customers throughout the United States. Historically, small-run and quick-turn PCBs have represented approximately 54% of Advanced Circuits’ gross sales. Small-run and quick-turn PCBs typically command higher margins than volume production PCBs given that customers require high levels of responsiveness, technical support and timely delivery of small-run and quick-turn PCBs and are willing to pay a premium for them. Advanced Circuits is able to meet its customers’ demands by manufacturing custom PCBs in as little as 24 hours, while maintaining over 98.0% error-free production rates and real-time customer service and product tracking 24 hours per day.
Results of Operations
The table below summarizes the income from operations data for Advanced Circuits for the three months ended March 31, 2018 and March 31, 2017.

	Three months ended
(in thousands)	March 31, 2018	March 31, 2017
Net sales	$22,063	$21,460
Cost of sales	12,037	11,839
Gross profit	10,026	9,621
Selling, general and administrative expense	3,658	3,544
Fees to manager	125	125
Amortization of intangibles	311	312
Income from operations	$5,932	$5,640
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Net sales
Net sales for the three months ended March 31, 2018 increased approximately $0.6 million to $22.1 million compared to the three months ended March 31, 2017. The increase in net sales was due to increased sales in Quick-Turn Production PCBs by approximately $0.3 million, Long-Lead Time PCBs by approximately $0.3 million, Subcontract by approximately $0.3 million, and a decrease in promotions by approximately $0.2 million. This was partially offset by decreases in Assembly by approximately $0.2 million and Quick-Turn Small-Run PCBs by approximately $0.3 million. On a consolidated basis, Quick-Turn Small-Run PCBs comprised approximately 19.4% of gross sales and Quick-turn production PCBs represented approximately 34.3% of gross sales for the first quarter 2018. Quick-Turn Small-Run PCBs comprised approximately 20.8% of gross sales and Quick-turn production PCBs represented approximately 33.5% of gross sales for the first quarter 2017.
Cost of sales
Cost of sales for the three months ended March 31, 2018 was $12.0 million as compared to costs of sales of $11.8 million for the three months ended March 31, 2017. Gross profit as a percentage of net sales increased 60 basis points during the three months ended March 31, 2018 compared to the corresponding period in 2017 (45.4% at March 31, 2018 compared to 44.8% at March 31, 2017) primarily as a result of sales mix.
Selling, general and administrative expense
Selling, general and administrative expense was approximately $3.7 million in the three months ended March 31, 2018 and $3.5 million in the three months ended March 31, 2017. Selling, general and administrative expense represented 16.6% of net sales for the three months ended March 31, 2018 compared to 16.5% of net sales in the corresponding period in 2017.
Income from operations
Income from operations for the three months ended March 31, 2018 was approximately $5.9 million compared to $5.6 million in the same period in 2017, an increase of approximately $0.3 million, principally as a result of the factors described above.

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

Results of Operations
The table below summarizes the income (loss) from operations data for Arnold Magnetics for the three months ended March 31, 2018 and March 31, 2017.

	Three months ended
(in thousands)	March 31, 2018	March 31, 2017
Net sales	$29,399	$26,496
Cost of sales	21,689	20,226
Gross profit	7,710	6,270
Selling, general and administrative expense	4,999	4,797
Fees to manager	125	125
Amortization of intangibles	861	881
Impairment expense	—	8,864
Income (loss) from operations	$1,725	$(8,397)

Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Net sales
Net sales for the three months ended March 31, 2018 were approximately $29.4 million, an increase of $2.9 million compared to the same period in 2017. The increase in net sales is primarily a result of increased demand across various markets. International sales were $12.1 million in the three months ended March 31, 2018 as compared to $11.1 million in the three months ended March 31, 2017, an increase of $1.1 million, primarily as a result of the increase in sales at PMAG.
Cost of sales
Cost of sales for the three months ended March 31, 2018 were approximately $21.7 million compared to approximately $20.2 million in the same period of 2017. Gross profit as a percentage of sales increased from 23.7% for the quarter ended March 31, 2017 to 26.2% in the quarter ended March 31, 2018 principally due to manufacturing efficiencies and favorable sales mix.
Selling, general and administrative expense
Selling, general and administrative expense in the three month period ended March 31, 2018 was $5.0 million, comparable to approximately $4.8 million for the three months ended March 31, 2017.
Impairment expense
In the first quarter of 2017, Arnold recorded goodwill impairment expense of $8.9 million related to an interim goodwill impairment test at December 31, 2016.

Income (loss) from operations
Income from operations for the three months ended March 31, 2018 was approximately $1.7 million, an increase of $10.1 million when compared to the same period in 2017, principally as a result of the factors noted above.

Clean Earth
Overview
Founded in 1990 and headquartered in Hatboro, Pennsylvania, Clean Earth is a provider of environmental services for a variety of contaminated materials. Clean Earth provides a one-stop shop solution that analyzes, treats, documents and recycles waste streams generated in multiple end-markets such as power, construction, commercial development, oil and gas, medical, infrastructure, industrial and dredging. Historically, the majority of Clean Earth’s revenues have been generated by contaminated soils, which includes environmentally impacted soils, drill cuttings and other materials which are treated at one of its nine permitted soil treatment facilities. Clean Earth also operates five RCRA Part B hazardous waste facilities. The remaining revenue has been generated by dredge material, which consists of sediment removed from the floor of a body of water for navigational purposes and/or environmental remediation of contaminated waterways and is treated at one of its two permitted dredge processing facilities. Approximately 98% of the material processed by Clean Earth is beneficially reused for such purposes as daily landfill cover, industrial and brownfield redevelopment projects.
Results of Operations
The table below summarizes the income (loss) from operations data for Clean Earth for the three months ended March 31, 2018 and March 31, 2017.

	Three months ended
(in thousands)	March 31, 2018	March 31, 2017
Net revenues	$58,221	$47,276
Cost of revenues	42,943	35,341
Gross profit	15,278	11,935
Selling, general and administrative expense	11,137	9,151
Fees to manager	125	125
Amortization of intangibles	3,257	3,105
Income from operations	$759	$(446)

Three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Net revenues
Net revenues for the three months ended March 31, 2018 were approximately $58.2 million, an increase of $10.9 million, or 23.2%, compared to the same period in 2017. The increase in net revenues is primarily due to an acquisition made in the first quarter of 2017 as well as an increase in dredge processed revenue. For the three months ended March 31, 2018, contaminated soil revenue increased 5% as compared to the same period last year, which is principally attributable to recent large project awards. Hazardous waste revenues increased 24% principally as a result of acquisitions. Net revenues from dredged material increased $5.3 million or 213% for the three months ended March 31, 2018 as compared to the same period in 2017 due to the timing of projects. Contaminated soils represented approximately 50% of net revenues for the three months ended March 31, 2018 and 58% of net revenues for the three months ended March 31, 2017.
Cost of revenues
Cost of revenues for the three months ended March 31, 2018 were approximately $42.9 million compared to approximately $35.3 million in the same period of 2017. The increase in cost of revenues was primarily due to the increased revenue and volume, as well as the mix of services. Gross profit as a percentage of net revenues was increased from 25.2% for the three month period ended March 31, 2017 to 26.2% for the same period ended March 31, 2018.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2018 increased to approximately $11.1 million, or 19.1%, of net revenues, as compared to $9.2 million, or 19.4%, of net revenues for the same period in 2017. The increase was consistent with the increase in revenues.

Income from operations
Income from operations for the three months ended March 31, 2018 was approximately $0.8 million as compared to loss from operations of $0.4 million for the three months ended March 31, 2017, an increase of $1.2 million, primarily as a result of those factors described above.

Foam Fabricators
Overview
Founded in 1957 and headquartered in Scottsdale, Arizona, Foam Fabricators is a designer and manufacturer of custom molded protective foam solutions and original equipment manufacturer (OEM) components made from expanded polystyrene (EPS) and expanded polypropylene (EPP). Foam Fabricators operates 13 molding and fabricating facilities across North America and provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building products and others.
Results of Operations
In the following results of operations, we provide comparative pro forma results of operations for Foam Fabricators for the three months ended March 31, 2018 and 2017 as if we had acquired the business on January 1, 2017, including relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. The operating results for Foam Fabricators have been included in the consolidated results of operation from the date of acquisition through March 31, 2018.

	Three months ended
	March 31, 2018	March 31, 2017
(in thousands)	(Pro forma)	(Pro forma)
Net sales	$30,490	$30,094
Cost of sales (1)	23,040	21,081
Gross profit	7,450	9,013
Selling, general and administrative expense (2)	4,418	3,156
Fees to manager (3)	125	125
Amortization expense (4)	2,058	2,058
Income from operations	$849	$3,674
Pro forma results of operations of Foam Fabricators for the three months ended March 31, 2018 and March 31, 2017 include the following pro forma adjustments applied to historical results as if we had acquired Foam Fabricators on January 1, 2017:
(1) The cost of sales was increased by approximately $0.4 million in both periods presented to reflect the increase in the depreciable lives for machinery and equipment.
(2) Selling, general and administrative expense was increased by approximately $0.2 million and $0.3 million, respectively, in the three months ended March 31, 2018 and 2017 to reflect stock compensation expense related to stock options issued to Foam Fabricators' employees upon acquisition.
(3) Represents management fees that would have been payable to the Manager.
(4) Represents amortization of intangible assets for the three months ended March 31, 2018 and 2017 for amortization expense associated with the allocation of the fair value of intangible assets resulting from the final purchase price allocation in connection with our acquisition.

Pro forma three months ended March 31, 2018 compared to pro forma three months ended March 31, 2017
Net sales
Net sales for the quarter ended March 31, 2018 were $30.5 million, an increase of $0.4 million, or 1.3%, compared to the quarter ended March 31, 2017. The increase in net sales was primarily due to organic growth with the existing customer base, mainly in the appliance and insulated shipping container categories.
Cost of sales
Cost of sales was $23.0 million for the three months ended March 31, 2018 compared to $21.1 million for the three months ended March 31, 2017, an increase of $2.0 million. The cost of sales for the three months ended March 31, 2018 includes $0.7 million related to the inventory step-up resulting from the acquisition purchase price allocation. Gross profit as a percentage of net sales was 24.4% and 29.9%, respectively, for the three months ended March 31, 2018 and 2017. Excluding the effect of the inventory step-up, the gross profit as a percentage of net sales for the three months ended March 31, 2018 was 26.6%, a decrease of 330 basis points compared to the prior year comparable period. The decrease in gross profit percentage was primarily due to due to increased raw material costs and, to a lesser degree, increased compensation, benefits and other plant expenses.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2018 was $4.4 million as compared to $3.2 million for the three months ended March 31, 2017, an increase of $1.3 million. Selling, general and administrative expense for the three months ended March 31, 2018 includes $0.3 million in integration service fees paid to CGM and $1.5 million in transaction costs paid in relation to the acquisition of Foam Fabricators. Excluding the integration fees and transaction costs, selling, general and administrative expense for the three months ended March 31, 2018 was $0.4 million lower than the comparable period in the prior year due to lower management bonus expenses.
Income from operations
Income from operations was $0.8 million for the three months ended March 31, 2018 as compared to $3.7 million for the three months ended March 31, 2017, a decrease of $2.8 million based on the factors noted above.
Sterno
Overview
Sterno, headquartered in Corona, California, is a manufacturer and marketer of portable food warming fuel and creative ambience solutions for the hospitality and consumer markets. Sterno offers a broad range of wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through their Sterno Products division. In January 2016, Sterno acquired Northern International, Inc. ("Sterno Home"), which sells flameless candles and outdoor lighting products through the retail segment, and in February 2018 Sterno acquired Rimports, which is a manufacturer and distributor of branded and private label scented wax cubes and warmer products used for home decor and fragrance systems.
Results of Operations
In the following results of operations, we provide comparative results for Sterno for the three months ended March 31, 2018 and March 31, 2017 as if Sterno had acquired Rimports on January 1, 2017. The purchase price allocation for Rimports has not been prepared therefore the pro forma amounts for Rimports reflect historical amounts and do not reflect depreciation, amortization or the effect of the expected step-up in the fair value of the inventory related to the acquisition purchase price allocation. The operating results for Rimports have been included in Sterno's results of operation from the date of acquisition through March 31, 2018.

	Three months ended
(in thousands)	March 31, 2018	March 31, 2017
	(Pro forma)	(Pro forma)
Net sales	$90,027	$85,151
Cost of sales	67,796	62,416
Gross Profit	22,231	22,735
Selling, general and administrative expense	10,024	9,886
Management fees	125	125
Amortization of intangibles	1,891	1,859
Income from operations	$10,191	$10,865
Pro forma three months ended March 31, 2018 compared to pro forma three months ended March 31, 2017
Net sales
Net sales for the three months ended March 31, 2018 were approximately $90.0 million, an increase of $4.9 million, or 5.7%, compared to the same period in 2017. The sales variance reflects stronger Sterno Products sales with foodservice accounts and increased retail sales of scented wax products and essential oils at Rimports.
Cost of sales
Cost of sales for the three months ended March 31, 2018 were approximately $67.8 million compared to approximately $62.4 million in the same period of 2017. Gross profit as a percentage of sales decreased from 26.7% for the three months ended March 31, 2017 to 24.7% for the same period ended March 31, 2018. The decrease in gross profit during the three months ended March 31, 2018 primarily reflects an increase in chemical material costs, higher freight and carrier costs and lower margins on certain sales.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2018 and 2017 was approximately $10.0 million and $9.9 million, respectively. Selling, general and administrative expense represented 11.1% of net sales for the three months ended March 31, 2018 as compared to 11.6% of net sales for the same period in 2017. The increase in selling, general and administrative expense of $0.1 million during the first quarter of 2018 reflects the expenses associated with the acquisition of Rimports in February 2018.
Income from operations
Income from operations for the three months ended March 31, 2018 was approximately $10.2 million, a decrease of $0.7 million when compared to the same period in 2017, as a result of those factors described above.

Liquidity and Capital Resources
Liquidity
At March 31, 2018, we had approximately $46.3 million of cash and cash equivalents on hand, an increase of $6.4 million as compared to the year ended December 31, 2017. The increase in cash is due primarily to the operating cash flows from our subsidiaries during the first quarter of 2018. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.

The change in cash and cash equivalents is as follows:

	Three months ended
(in thousands)	March 31, 2018	March 31, 2017
Cash provided by (used in) operating activities	$6,643	$(1,414)
Cash (used in) provided by investing activities	(415,628)	120,015
Cash provided by (used in) financing activities	413,418	(42,896)
Effect of exchange rates on cash and cash equivalents	2,007	(196)
Increase in cash and cash equivalents	$6,440	$75,509

Operating Activities:
For the three months ended March 31, 2018, cash flows provided by operating activities totaled approximately $6.6 million, which represents a $8.1 million increase compared to cash used in operating activities of $1.4 million during the three month period ended March 31, 2017. This increase is principally the result of changes in cash used for working capital and non-cash charges in the three months ended March 31, 2018 as compared to the same period in 2017. Cash used in operating activities for working capital for the three months ended March 31, 2018 was $11.5 million, as compared to cash used in operating activities for working capital of $24.2 million for the three months ended March 31, 2017. In the prior year, the timing of payments of accounts payable and accrued expenses, particularly for inventory by our branded consumer businesses, was significantly higher than during the current quarter, resulting in the variance in cash used for working capital.
Investing Activities:
Cash flows used in investing activities for the three months ended March 31, 2018 totaled approximately $415.6 million, compared to cash provided by investing activities of $120.0 million in the same period of 2017. In the current year, we acquired Foam Fabricators and Rimports in February, and had a small add-on acquisition at Clean Earth, spending approximately $402.8 million. In the three months ended March 31, 2017, we received approximately $136.1 million related to the sale of our remaining investment in Fox Factory Holdings Corp. ("FOX"). Capital expenditures in the three months ended March 31, 2018 increased approximately $3.5 million compared to the same period in the prior year, due primarily to expenditures at our 5.11 business. We expect capital expenditures for the full year of 2018 to be approximately $45 million to $55 million.
Financing Activities:
Cash flows provided by financing activities totaled approximately $413.4 million during the three months ended March 31, 2018 compared to cash flows used in financing activities of $42.9 million during the three months ended March 31, 2017. The 2018 activity primarily related to the financing of our acquisitions of Foam Fabricators and Rimports in February 2018, which were financed through draws on our 2014 Revolving Credit Facility, partially offset by proceeds of $96.7 million in net proceeds from the Series B Preferred Share offering in March 2018 which was used to repay a portion of the outstanding amount on the 2014 Revolving Credit Facility. In addition to activity on our credit facility, financing activities reflect the payment of our quarterly common share distributions ($21.6 million in 2018 and 2017) and preferred share distribution ($1.8 million in 2018), and the payment of a profit allocation ($13.4 million in 2017).
Intercompany Debt
A component of our acquisition financing strategy that we utilize in acquiring the businesses we own and manage is to provide both equity capital and debt capital, raised at the parent level through our existing credit facility. Our strategy of providing intercompany debt financing within the capital structure of the businesses that we acquire and manage allows us the ability to distribute cash to the parent company through monthly interest payments and amortization of the principal on these intercompany loans. Each loan to our businesses has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity. Certain of our businesses have paid down their respective intercompany debt balances through the cash flow generated by these businesses and we have recapitalized, and expect to continue to recapitalize, these businesses in the normal course of our business. The recapitalization process involves funding the intercompany debt using either cash on hand at the parent or our applicable Credit Agreement, and serves the purpose of optimizing the capital structure at our subsidiaries and providing the noncontrolling shareholders with a distribution on their ownership interest in a cash flow positive business. In January 2018, the Company completed a recapitalization at Sterno whereby the Company entered into an amendment to the intercompany loan agreement with Sterno (the "Sterno Loan Agreement"). The Sterno Loan Agreement was amended to (i) provide for term loan borrowings of $57.7 million to fund a distribution to the Company, which owned 100% of the outstanding equity of Sterno at the time of the recapitalization, and (ii) extend the maturity dates of the term loans.

In the first quarter of 2018, we amended the credit facility with Arnold whereby the maturity date of the Term A loan was extended to February 2024, and the maturity date of the Term B loan was extended to February 2025, and the financial covenants in the Arnold credit facility were updated to reflect changes in the company subsequent to acquisition in March 2012. Additionally, due to significant capital expenditures related to the implementation of a new ERP system, warehouse expansion and retail roll out, we have granted 5.11 waivers under their intercompany debt agreement effective as of the quarter ended September 30, 2017 through December 31, 2018. The waivers permit 5.11 to increase its allowable capital expenditure limits and exclude certain capital expenditures associated with the ERP system and warehouse expansion from the calculation of the fixed charge coverage ratio. Manitoba Harvest was not in compliance with the financial covenants under their intercompany loan agreement at December 31, 2017, and we amended the Manitoba Harvest intercompany debt agreement to grant a waiver to them through December 31, 2018. Except as previously noted, all of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at March 31, 2018.
As of March 31, 2018, we had the following outstanding loans due from each of our businesses:

(in thousands)
5.11 Tactical	$203,390
Crosman	$93,887
Ergobaby	$64,949
Liberty	$47,209
Manitoba Harvest	$48,163
Advanced Circuits	$87,821
Arnold Magnetics	$73,330
Clean Earth	$174,612
Foam Fabricators	$110,983
Sterno	$276,313

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

We believe that we currently have sufficient liquidity and capital resources to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our board of directors, over the next twelve months. The quarterly distribution for the quarter ended March 31, 2018 on our common shares was paid on April 26, 2018 and totaled $21.6 million. A distribution on our Series A Preferred Shares of $1.8 million was paid on April 30, 2018.
2014 Credit Facility
On June 6, 2014, we entered into a credit facility, the 2014 Credit Facility, which replaced our then existing 2011 Credit Facility entered into in October 2011. On August 31, 2016, we entered into an Incremental Facility Amendment to the 2014 Credit Agreement. The Incremental Facility Amendment provided an increase to the 2014 Revolving Credit Facility of $150.0 million, and the 2016 Incremental Term Loan in the amount of $250.0 million. The 2014 Credit Facility now provides for (i) revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $550 million and matures in June 2019, (ii) a $325 million term loan, and (iii) a $250 million incremental term loan. Our 2014 Term Loan and 2016 Incremental Term Loan requires quarterly payments with a final payment of the outstanding principal balance due in June 2021. (Refer to Note I - "Debt" of the condensed consolidated financial statements for a complete description of our 2014 Credit Facility.)

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

We had $159.2 million in net availability under the 2014 Revolving Credit Facility at March 31, 2018. The outstanding borrowings under the 2014 Revolving Credit Facility includes $0.3 million at March 31, 2018 of outstanding letters of credit.

The following table reflects required and actual financial ratios as of March 31, 2018 included as part of the affirmative covenants in our 2014 Credit Facility. Subsequent to the quarter ended March 31, 2018, we amended and restated our 2014 Credit Facility. The following covenant calculations reflect the financial ratios in effect as of March 31, 2018 and do not take into account the changes in the terms of our credit facility resulting from the amended and restated credit facility. Compliance with the covenants applicable under the amended and restated credit facility commence as of the quarter ended June 30, 2018.

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	greater than or equal to 1.50:1.0	5.37:1.0
Total Debt to EBITDA Ratio	less than or equal to 4.25:1.0	3.54:1.0

2018 Credit Facility
In April 2018, we entered into an Amended and Restated Credit Agreement to amend and restate the 2014 Credit Facility, originally dated as of June 6, 2014 (as previously amended, the “Existing Credit Agreement” and as further amended by the Amended and Restated Credit Agreement, the “New Credit Agreement”). The New Credit Agreement provides for (i) revolving loans, swing line loans and letters of credit (the “New Revolving Line of Credit”) up to a maximum aggregate amount of $600 million (the “New Revolving Loan Commitment”), and (ii) a $500 million term loan (the “New Term Loan”). The New Term Loan was issued at an original issuance discount of 99.75%.
Under the New Term Loan, advances under term loans can be either Eurodollar rate loans or base rate loans. Eurodollar rate term loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum based on the Eurodollar Rate for such interest period plus a margin of either 2.25% or 2.50%, based on the Consolidated Total Leverage Ratio. Base rate term loans bear interest on the outstanding principal amount thereof from the applicable borrowing date at a rate per annum equal to the Base Rate plus either 1.25% or 1.50%, based on the Consolidated Total Leverage Ratio. The initial New Term Loan was advanced as a Eurodollar rate loan. Advances under the New Revolving Line of Credit can be either Eurodollar rate loans or base rate loans. Eurodollar rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum based on the London Interbank Offered Rate approved by the Agent (the “Eurodollar Rate”) for such interest period plus a margin ranging from 1.50% to 2.50%, based on the ratio of consolidated net indebtedness to adjusted consolidated earnings before interest expense, tax expense, and depreciation and amortization expenses for such period (the “Consolidated Total Leverage Ratio”). Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the Agent as its “prime rate”, and (iii) Eurodollar Rate plus 1.0% (the “Base Rate”), plus a margin ranging from 0.50% to 1.50%, based on its Consolidated Total Leverage Ratio.
Interest Expense
We recorded interest expense totaling $6.2 million for the three months ended March 31, 2018 compared to $7.1 million for the comparable period in 2017. The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Three months ended March 31,
	2018	2017
Interest on credit facilities	$8,284	$6,116
Unused fee on Revolving Credit Facility	452	777
Amortization of original issue discount	255	266
Unrealized gain on interest rate derivatives (1)	(2,901)	(229)
Letter of credit fees	4	29
Other	107	188
Interest expense	$6,201	$7,147
Average daily balance of debt outstanding	$808,260	$593,333
Effective interest rate (1)	3.1%	4.8%

(1) On September 16, 2014, we purchased an interest rate swap (the "New Swap") with a notional amount of $220 million effective April 1, 2016 through June 6, 2021. The agreement requires us to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At March 31, 2018, the New Swap had a fair value gain of $2.5 million, reflecting the present value of future payments and receipts under the agreement and is reflected as a component of interest expense and current and other non-current liabilities. Refer to "Note J - Derivative Instruments and Hedging Activities" of the condensed consolidated financial statements for a description of the New Swap.
Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code which may impact, positively or negatively, the Company and our portfolio companies for taxable years ended December 31, 2017 and thereafter. Among other important changes in the Tax Act, the tax rate on corporations was reduced from 35% to 21%; a limitation on the deduction of interest expense was enacted; certain tangible property acquired after September 27, 2017 will qualify for 100% expensing; gain from the sale of a partnership interest by a foreign person will be subject to U.S. tax to the extent that the partnership is engaged in a trade or business; a special deduction for qualified business income from pass-through entities was added; U.S. federal income taxes on foreign earnings was eliminated (subject to several important exceptions) and new provisions designed to tax currently global intangible low taxed income and a new base erosion anti-abuse tax were added.
Although the Trust and the Company are treated as partnerships for U.S. federal income tax purposes, and therefore not subject to net income tax, for U.S. GAAP purposes, we consolidate the results of our businesses in which we own or control more than a 50% share of the voting interest. At December 31, 2017, we had made a reasonable estimate of the effects of the Tax Act on the existing deferred tax balances and the one-time transition tax. The one-time transition tax under the Tax Act is based on earnings and profits ("E&P") that were previously deferred from U.S. income taxes. For the year ended December 31, 2017, the provision for income taxes included provisional tax expense of $4.9 million related to the one-time transition tax liability of our foreign subsidiaries. We had not completed the calculation of the total E&P for these foreign subsidiaries at December 31, 2017. Any adjustments to the provisional amounts will be recognized as a component of the provision for income taxes in the period in which such adjustments are determined within the annual period following the enactment of the Tax Act. During the first quarter of 2018, we did not have any material adjustments to our tax provision resulting from the calculation of the E&P for our foreign subsidiaries.
We had an income tax benefit of $2.3 million with an effective income tax rate of (59.1)% during the three months ended March 31, 2018 compared to income tax benefit of $3.6 million with an effective income tax rate of (14.5)% during the same period in 2017. In the current quarter, the effect of the recapitalization at Sterno and state income taxes had the largest impact on our effective tax rate. In the prior year, the impairment expense at our Arnold business and non-deductible costs at the corporate level, including the effect of the loss on our equity investment of FOX prior to the sale of our FOX shares in the first quarter, account for the majority of the remaining difference in our effective income tax rates in the first three months of 2017.

The components of income tax expense as a percentage of income from continuing operations before income taxes for the three months ended March 31, 2018 and 2017 are as follows:

	Three months ended March 31,
	2018	2017
United States Federal Statutory Rate	(21.0)%	(35.0)%
State income taxes (net of Federal benefits)	(8.6)	(2.0)
Foreign income taxes	(2.7)	4.4
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	(0.8)	1.0
Impairment expense	—	12.7
Effect of loss on equity method investment (2)	—	7.8
Credit utilization	(5.4)	(2.4)
Impact of subsidiary employee stock options	(18.5)	0.4
Domestic production activities deduction	—	(0.7)
Effect of undistributed foreign earnings	—	0.7
Non-recognition of NOL carryforwards at subsidiaries	6.7	(2.7)
Effect of Tax Act	(2.2)	—
Other	(6.6)	1.3
Effective income tax rate	(59.1)%	(14.5)%

(1) The effective income tax rate for the three months ended March 31, 2018 and 2017 includes a loss at the Company's parent, which is taxed as a partnership.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Three months ended March 31, 2018

	Corporate	5.11	Crosman	Ergobaby	Liberty	Manitoba Harvest	ACI	Arnold	Clean Earth	Foam	Sterno	Consolidated
Net income (loss)	$155	$(2,775)	$(1,286)	$674	$1,318	$(1,548)	$3,118	$91	$(2,316)	$(597)	$1,545	$(1,621)
Adjusted for:
Provision (benefit) for income taxes	—	(1,779)	(485)	262	452	(485)	887	(135)	(617)	(3)	(443)	(2,346)
Interest expense, net	6,038	8	73	—	—	3	—	—	64	—	—	6,186
Intercompany interest	(21,147)	4,099	1,915	1,316	1,012	1,126	1,887	1,630	3,470	1,172	3,520	—
Depreciation and amortization	770	5,481	2,049	2,050	363	1,649	842	1,602	5,579	913	2,988	24,286
EBITDA	(14,184)	5,034	2,266	4,302	3,145	745	6,734	3,188	6,180	1,485	7,610	26,505
(Gain) loss on sale of fixed assets	—	—	—	—	57	6	—	49	40	6	—	158
Noncontrolling shareholder compensation	—	612	381	271	19	212	6	36	388	85	541	2,551
Acquisition expenses and other	5	—	—	—	—	—	—	—	—	1,552	632	2,189
Integration services fee	—	—	375	—	—	—	—	—	—	281	—	656
Loss on foreign currency transaction and other	1,339	—	—	—	—	—	—	—	—	—	—	1,339
Management fees	9,543	250	125	125	125	87	125	125	125	94	125	10,849
Adjusted EBITDA	$(3,297)	$5,896	$3,147	$4,698	$3,346	$1,050	$6,865	$3,398	$6,733	$3,503	$8,908	$44,247

Adjusted EBITDA
Three months ended March 31, 2017

	Corporate	5.11	Crosman	Ergo	Liberty	Manitoba Harvest	ACI	Arnold	Clean Earth	FFI	Sterno	Consolidated
Net income (loss)	$(6,672)	$(7,748)		$1,794	$1,024	$(939)	$2,885	$(10,547)	$(2,388)		$1,456	$(21,135)
Adjusted for:			Not Applicable							Not Applicable
Provision (benefit) for income taxes	—	(5,384)		1,139	456	(71)	580	365	(1,444)		711	(3,648)
Interest expense, net	6,991	29		—	—	4	—	—	112		—	7,136
Intercompany interest	(15,503)	3,528		1,635	988	1,115	2,092	1,711	3,224		1,210	—
Depreciation and amortization	(105)	17,655		1,254	621	1,539	939	2,130	5,348		3,213	32,594
EBITDA	(15,289)	8,080		5,822	3,089	1,648	6,496	(6,341)	4,852		6,590	14,947
Gain on sale of businesses	(340)	—		—	—	—	—	—	—		—	(340)
(Gain) loss on sale of fixed assets	—	—		—	3	—	(10)	(9)	(42)		—	(58)
Noncontrolling shareholder compensation	—	544		121	(15)	172	6	51	388		185	1,452
Impairment expense	—	—		—	—	—	—	8,864	—		—	8,864
Integration services fee	—	875		—	—	—	—	—	—		—	875
Gain on equity method investment	5,620	—		—	—	—	—	—	—			5,620
Gain on foreign currency transaction and other	(390)	—		—	—	—	—	—	—		—	(390)
Management fees	6,761	250		125	125	87	125	125	125		125	7,848
Adjusted EBITDA	$(3,638)	$9,749		$6,068	$3,202	$1,907	$6,617	$2,690	$5,323		$6,900	$38,818

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

	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017
Net loss	$(1,621)	$(21,135)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	22,933	31,395
Impairment expense	—	8,864
Gain on sale of businesses	—	(340)
Amortization of debt issuance costs and original issue discount	1,353	1,199
Unrealized gain on interest rate hedges	(2,901)	(229)
Loss on equity method investment	—	5,620
Noncontrolling shareholder charges	2,551	1,452
Provision for loss on receivables	328	3,318
Deferred taxes	(4,311)	(7,634)
Other	(177)	318
Changes in operating assets and liabilities	(11,512)	(24,242)
Net cash provided by (used in) operating activities	6,643	(1,414)
Plus:
Unused fee on revolving credit facility	452	777
Integration services fee (1)	656	875
Successful acquisition costs	2,189	—
Realized loss from foreign currency (2)	1,339	—
Changes in operating assets and liabilities	11,512	24,242
Less:
Payments on swap	706	1,089
Maintenance capital expenditures: (3)
Compass Group Diversified Holdings LLC	—	—
5.11 Tactical	1,362	1,462
Advanced Circuits	97	34
Arnold	1,252	668
Clean Earth	1,257	1,762
Crosman	787	—
Ergobaby	288	137
Foam Fabricators	398	—
Liberty	61	143
Manitoba Harvest	86	158
Sterno	384	367
Realized gain from foreign currency (3)	—	390
Other (4)	282	3,356
Preferred share distribution	1,813	—
Estimated cash flow available for distribution and reinvestment	$14,018	$14,914

Distribution paid in April 2018/2017	$(21,564)	$(21,564)

(1) Represents fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership, payable quarterly.
(2) Reflects the foreign currency transaction gain or loss resulting from the Canadian dollar intercompany loans issued to Manitoba Harvest.

(3)
Represents maintenance capital expenditures that were funded from operating cash flow, net of proceeds from the sale of property, plant and equipment, and excludes growth capital expenditures of approximately $6.2 million for the three months ended March 31, 2018 and $3.9 million for the three months ended March 31, 2017.

(4)	Includes amounts for the establishment of additional accounts receivable reserves related to a retail customer who filed bankruptcy during the third quarter of 2017.

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

Related Party Transactions
Integrations Services Agreements
Foam Fabricators, which was acquired in 2018, and Crosman, which was acquired in 2017, entered into Integration Services Agreements ("ISA") with CGM.  The ISA provides for CGM to provide services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act and align the acquired entity's policies and procedures with our other subsidiaries.  Each ISA is for the twelve month period subsequent to the acquisition. Crosman paid CGM $0.75 million in integration services fees during 2017 and will pay $0.75 million in integration services fees in 2018. Foam Fabricators will pay CGM $2.25 million over the term of the ISA, $2.0 million in 2018 and $0.25 million in 2019.
Sterno Recapitalization
In January 2018, the Company completed a recapitalization at Sterno whereby the Company entered into an amendment to the intercompany loan agreement with Sterno (the "Sterno Loan Agreement"). The Sterno Loan Agreement was amended to (i) provide for term loan borrowings of $57.7 million to fund a distribution to the Company, which owned 100% of the outstanding equity of Sterno at the time of the recapitalization, and (ii) extend the maturity dates of the term loans. In connection with the recapitalization, Sterno's management team exercised all of their vested stock options, which represented 58,000 shares of Sterno. The Company then used a portion of the distribution to repurchase the 58,000 shares from management for a total purchase price of $6.0 million. In addition, Sterno issued new stock options to replace the exercised options, thus maintaining the same percentage of fully diluted non-controlling interest that existed prior to the recapitalization.

5.11 - Related Party Vendor Purchases
5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the quarter ended March 31, 2018 and 2017, 5.11 purchased approximately $1.6 million and $1.4 million, respectively, in inventory from the vendor.
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

The table below summarizes the payment schedule of our contractual obligations at March 31, 2018:

(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$1,052,578	$41,789	$457,673	$553,116	$—
Operating lease obligations (2)	137,302	22,657	40,162	29,133	45,350
Purchase obligations (3)	399,961	204,902	122,259	72,800	—
Total (4)	$1,589,841	$269,348	$620,094	$655,049	$45,350

(1)	Reflects commitment fees and letter of credit fees under our 2014 Revolving Credit Facility and amounts due, together with interest on our 2014 Term Loan and 2016 Incremental Term Loan.

(2)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms.

(3)
Reflects non-cancelable commitments as of March 31, 2018, including: (i) shareholder distributions of $93.5 million; (ii) estimated management fees of $36.4 million per year over the next five years, and (iii) other obligations including amounts due under employment agreements. Distributions to our shareholders are approved by our board of directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.

(4)
The contractual obligation table does not include approximately $1.1 million in liabilities associated with unrecognized tax benefits as of March 31, 2018 as the timing of the recognition of this liability is not certain. The amount of the liability is not expected to significantly change in the next twelve months.

Subsequent to the first quarter of 2018, we issued $400 million in 8.000% Notes, and entered into the New Credit Agreement for (i) the New Revolving Line of Credit up to a maximum aggregate amount of $600 million, and (ii) a $500 million New Term Loan. Our total debt outstanding at the closing of these transactions was approximately $973 million.
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
Except as set forth below, our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended December 31, 2017, as filed with the Securities and Exchange Commission ("SEC") on February 28, 2018.
Goodwill and Indefinite-lived Intangible Asset Impairment Testing
Goodwill
Goodwill represents the excess amount of the purchase price over the fair value of the assets acquired. Our goodwill and indefinite lived intangible assets are tested for impairment on an annual basis as of March 31st, and if current events or circumstances require, on an interim basis. Goodwill is allocated to various reporting units, which are generally an operating segment or one level below the operating segment. Each of our businesses represents a reporting unit except Arnold, which we determined comprised three reporting units when it was acquired in March 2012. As a result of changes implemented by Arnold management during 2016 and 2017, we reassessed the reporting units at Arnold as of the annual impairment testing date in 2018. After evaluating changes in the operation of the reporting units that led to increased integration and altered how the financial results of the Arnold operating segment were assessed by Arnold management, the Company determined that the previously identified reporting units no longer operate in the same manner as they did when the Company acquired Arnold. As a result, the separate Arnold reporting units were determined to only comprise one reporting unit at the Arnold operating segment level as of March 31, 2018. As part of the exercise of combining the separate Arnold reporting units into one reporting unit, we will perform "before" and "after" goodwill impairment testing whereby we will preform the annual impairment testing for each of the existing reporting units of Arnold and then subsequent to the completion of the annual impairment testing of the separate reporting units, we will perform a quantitative impairment test of the Arnold operating segment, which will represent the reporting unit for future impairment tests. We expect to conclude the goodwill impairment testing during the quarter ended June 30, 2018.
We use a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment testing. The qualitative factors we consider include, in part, the general macroeconomic environment, industry and market specific conditions for each reporting unit, financial performance including actual versus planned results and results of relevant prior periods, operating costs and cost impacts, as well as issues or events specific to the reporting unit. As part of the assessment of the Arnold reporting units at March 31, 2018, we performed impairment testing on the three separate reporting units. Two of the Arnold reporting units, PMAG and PTM, were tested qualitatively, while a quantitative impairment test was performed on the Flexmag reporting unit because we could not determine that it was more-likely than-not that the fair value of a reporting unit exceeded its carrying value. As part of the exercise of combining the separate Arnold reporting units into one reporting unit, subsequent to the completion of the annual impairment testing of the separate reporting units, we will perform a quantitative impairment test of the Arnold operating segment, which will represent the reporting unit for future impairment tests. We expect to conclude the goodwill impairment testing during the quarter ended June 30, 2018.
2018 Annual Impairment Testing
At March 31, 2018, we determined that the Flexmag reporting unit at Arnold required additional quantitative testing because we could not conclude that the fair value of the reporting unit exceeded its carrying value based on qualitative factors alone. For the reporting units that were tested qualitatively, the results of the qualitative analysis indicated that the fair value exceeded their carrying value. We expect to conclude the goodwill impairment testing during the quarter ended June 30, 2018.
2017 Interim Impairment Testing
As a result of operating results that were below forecasted amounts, as well as a failure of the financial covenants associated with the intercompany credit facility, we determined that a triggering event had occurred at Manitoba Harvest in the fourth quarter of 2017. We performed impairment testing of the goodwill and the indefinite lived tradename at Manitoba Harvest as of December 31, 2017. For the quantitative impairment test at Manitoba Harvest, we utilized an income approach. The weighted average cost of capital used in the income approach at Manitoba Harvest was 11.7%. Under the new guidance, a goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Results of the quantitative testing of Manitoba Harvest indicated that the carrying value of Manitoba Harvest exceeded its fair value by $6.3 million, and we recorded $6.2 million (after the effect of foreign currency translation) as impairment expense at December 31, 2017. For the indefinite lived trade name, quantitative testing of the Manitoba Harvest tradename indicated that the carrying value exceeded its fair value by $2.3 million, and we recorded $2.3 million (after the effect of foreign currency translation) of impairment expense at December 31, 2017. We finalized the Manitoba Harvest impairment testing during the first quarter of 2018 with no changes to the original estimate.
2017 Annual Impairment Testing
At March 31, 2017, we determined that the Manitoba Harvest reporting unit required further quantitative testing because we could not conclude that the fair value of the reporting unit exceeds its carrying value based on qualitative factors alone. For the quantitative impairment test at Manitoba Harvest, the Company utilized an income approach. The weighted average cost of capital used in the income approach at Manitoba Harvest was 12.0%. Results of the quantitative testing of Manitoba Harvest indicated that the fair value of Manitoba Harvest exceeded its carrying value. For the reporting units that were tested qualitatively, the results of the qualitative analysis indicated that the fair value of those reporting units exceeded their carrying value.
Indefinite-lived intangible assets
We use a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. Our indefinite-lived intangible assets consist of trade names with a carrying value of approximately $70.9 million. The Manitoba Harvest trade name was tested for impairment as part of the interim impairment testing for Manitoba Harvest at December 31, 2017 as noted above. The results of the qualitative analysis of our other reporting unit's indefinite-lived intangible assets, which we completed as of March 31, 2018, indicated that the fair value of the indefinite lived intangible assets exceeded their carrying value.

Revenue from Contracts with Customers
In May 2014, the FASB issued a comprehensive new revenue recognition standard. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the standard requires disclosure of the amount, timing and uncertainty of cash flows arising from contracts with customers. The new standard, and all related amendments, was effective for us beginning January 1, 2018 and was adopted using the modified retrospective method for all contracts not completed as of the date of adoption.
The reported results for reporting periods after January 1, 2018 are presented under the new revenue recognition guidance while prior period amounts were prepared under the previous revenue guidance which is also referred to herein as the "previous guidance". We determined that the impact from the new standard is immaterial to our revenue recognition model since the vast majority of our recognition is based on point in time control. Accordingly, we have not made any adjustments to opening retained earnings.
The adoption of the new revenue guidance represents a change in accounting principle that will more closely align revenue recognition with the transfer of control of our goods and services and will provide financial statement readers with enhanced disclosures. In accordance with the new revenue guidance, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from customers which are subsequently remitted to government authorities. The impacts from the adoption of the new revenue guidance primarily relates to the timing of revenue recognition for variable consideration received, consideration payable to a customer and recording right of return assets. Although these differences have been identified, the total impact to each reportable segment will not be material to the consolidated financial statements. In addition the accounting for the estimate of variable consideration in our contracts is not materially different compared to our current practice. The Company has established monitoring controls to identify new sales arrangements and changes in our business environment that could impact our current accounting assessment.
Recent Accounting Pronouncements
Refer to Note B - "Presentation and Principles of Consolidation" of the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk since December 31, 2017. For a further discussion of our exposure to market risk, refer to the section entitled "Quantitative and Qualitative Disclosures about Market Risk" that was disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 28, 2018.

ITEM 4. CONTROLS AND PROCEDURES
As required by Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15(b), Holdings’ Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2018. Based on that evaluation, the Holdings’ Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of March 31, 2018.

There have been no material changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There have been no material changes to those legal proceedings associated with the Company’s and Holdings’ business together with legal proceedings for the businesses discussed in the section entitled "Legal Proceedings" that was disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 28, 2018.

ITEM 1A. RISK FACTORS
There have been no material changes in those risk factors and other uncertainties associated with the Company and Holdings discussed in the section entitled "Risk Factors" that was disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 28, 2018.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Share Designation of Compass Diversified Holdings with respect to Series B Preferred Shares (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on March 13, 2018 (File No. 001-34927))

3.2
Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series B Trust Preferred Interests (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on March 13, 2018 (File No. 001-34927))

4.1	Form of 7.875% Series B Fixed-to-Floating Rate Cumulative Preferred Share Certificate (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on March 13, 2018 (File No. 001-34927))

4.2
Indenture between Compass Group Diversified Holdings LLC and U.S. Bank National Association, dated as of April 18, 2018 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on April 18, 2018 (File No. 001-34927))

10.1
Amended and Restated Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Bank of America, N.A., dated as of April 18, 2018 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 18, 2018 (File No. 001-34927))

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
Date: 5/2/2018
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: 5/2/2018

EXHIBIT INDEX

Description

3.1	Share Designation of Compass Diversified Holdings with respect to Series B Preferred Shares (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on March 13, 2018 (File No. 001-34927))

3.2
Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series B Trust Preferred Interests (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on March 13, 2018 (File No. 001-34927))

4.1	Form of 7.875% Series B Fixed-to-Floating Rate Cumulative Preferred Share Certificate (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on March 13, 2018 (File No. 001-34927))

4.2
Indenture between Compass Group Diversified Holdings LLC and U.S. Bank National Association, dated as of April 18, 2018 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on April 18, 2018 (File No. 001-34927))

10.1*
Amended and Restated Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Bank of America, N.A., dated as of April 18, 2018 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 18, 2018 (File No. 001-34927))

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