Form 10-Q
period 2018-06-30
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2018-08-01
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of August 1, 2018, there were 59,900,000 Trust common shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2018

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

•	the "2018 Revolving Credit Facility" refers to the $600 million in revolving loans, swing line loans and letters of credit provided by the 2018 Credit Facility that matures in 2023;

•	the "2018 Term Loan" refer to the $500 million term loan provided by the 2018 Credit Facility that matures in June 2021;

•	the "LLC Agreement" refer to the fifth amended and restated operating agreement of the Company dated as of December 6, 2016; and

•	"we," "us" and "our" refer to the Trust, the Company and the businesses together.

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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
(in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,456	$39,885
Accounts receivable, net	272,707	215,108
Inventories	300,263	246,928
Prepaid expenses and other current assets	37,656	24,897
Total current assets	648,082	526,818
Property, plant and equipment, net	212,610	173,081
Goodwill	645,102	531,689
Intangible assets, net	753,210	580,517
Other non-current assets	12,292	8,198
Total assets	$2,271,296	$1,820,303
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$103,718	$84,538
Accrued expenses	118,126	106,873
Due to related party	10,247	7,796
Current portion, long-term debt	5,000	5,685
Other current liabilities	4,749	7,301
Total current liabilities	241,840	212,193
Deferred income taxes	77,263	81,049
Long-term debt	963,851	584,347
Other non-current liabilities	18,310	16,715
Total liabilities	1,301,264	894,304
Commitments and contingencies
Stockholders’ equity
Trust preferred shares, 50,000 authorized; 8,000 shares issued and outstanding at June 30, 2018 and 4,000 shares issued and outstanding at December 31, 2017
Series A preferred shares, no par value; 4,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	96,417	96,417
Series B preferred shares, no par value; 4,000 shares issued and outstanding at June 30, 2018	96,504	—
Trust common shares, no par value, 500,000 authorized; 59,900 shares issued and outstanding at June 30, 2018 and December 31, 2017	924,680	924,680
Accumulated other comprehensive loss	(5,991)	(2,573)
Accumulated deficit	(195,318)	(145,316)
Total stockholders’ equity attributable to Holdings	916,292	873,208
Noncontrolling interest	53,740	52,791
Total stockholders’ equity	970,032	925,999
Total liabilities and stockholders’ equity	$2,271,296	$1,820,303
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Net revenues	$429,757	$307,381	$790,450	$597,373
Cost of revenues	279,075	197,661	513,657	393,320
Gross profit	150,682	109,720	276,793	204,053
Operating expenses:
Selling, general and administrative expense	100,407	79,575	198,272	158,298
Management fees	11,011	8,183	21,860	16,031
Amortization expense	19,019	14,779	31,718	25,089
Impairment expense	—	—	—	8,864
Operating income (loss)	20,245	7,183	24,943	(4,229)
Other income (expense):
Interest expense, net	(13,580)	(8,418)	(19,766)	(15,554)
Amortization of debt issuance costs	(953)	(1,003)	(2,051)	(1,936)
Loss on investment in FOX	—	—	—	(5,620)
Other income (expense), net	(2,205)	952	(3,586)	930
Income (loss) from continuing operations before income taxes	3,507	(1,286)	(460)	(26,409)
Provision (benefit) for income taxes	4,139	1,454	1,793	(2,194)
Loss from continuing operations	(632)	(2,740)	(2,253)	(24,215)
Gain on sale of discontinued operations, net of income tax	1,165	—	1,165	340
Net income (loss)	533	(2,740)	(1,088)	(23,875)
Less: Net income attributable to noncontrolling interest	1,441	1,372	2,161	1,842
Net loss attributable to Holdings	$(908)	$(4,112)	$(3,249)	$(25,717)

Amounts attributable to Holdings
Loss from continuing operations	$(2,073)	$(4,112)	$(4,414)	$(26,057)
Gain on sale of discontinued operations, net of income tax	1,165	—	1,165	340
Net loss attributable to Holdings	$(908)	$(4,112)	$(3,249)	$(25,717)
Basic income (loss) per common share attributable to Holdings (refer to Note I)
Continuing operations	$(0.12)	$(0.53)	$(0.20)	$(1.14)
Discontinued operations	0.02	—	0.02	0.01
	$(0.10)	$(0.53)	$(0.18)	$(1.13)

Basic weighted average number of shares of common shares outstanding	59,900	59,900	59,900	59,900
Cash distributions declared per Trust common share (refer to Note I)	$0.36	$0.36	$0.72	$0.72

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017

Net income (loss)	$533	$(2,740)	$(1,088)	$(23,875)
Other comprehensive income (loss)
Foreign currency translation adjustments	(3,004)	2,554	(4,027)	3,585
Pension benefit liability, net	168	324	609	380
Other comprehensive income (loss)	(2,836)	2,878	(3,418)	3,965
Total comprehensive income (loss), net of tax	(2,303)	138	(4,506)	(19,910)
Less: Net income attributable to noncontrolling interests	1,441	1,372	2,161	1,842
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(352)	473	(727)	659
Total comprehensive loss attributable to Holdings, net of tax	$(3,392)	$(1,707)	$(5,940)	$(22,411)
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares		Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Total Stockholders’ Equity
	Series A	Series B
Balance — January 1, 2018	$96,417	—	$924,680	$(145,316)	$(2,573)	$873,208	$52,791	$925,999
Net income (loss)	—	—	—	(3,249)	—	(3,249)	2,161	(1,088)
Total comprehensive loss, net	—	—	—	—	(3,418)	(3,418)	—	(3,418)
Issuance of Trust preferred shares, net of offering costs	—	96,504	—	—	—	96,504	—	96,504
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	5,165	5,165
Effect of subsidiary stock option exercise	—	—	—	—	—	—	(6,377)	(6,377)
Distributions paid - Trust Common Shares	—	—	—	(43,128)	—	(43,128)	—	(43,128)
Distributions paid - Trust Preferred Shares	—	—	—	(3,625)	—	(3,625)	—	(3,625)
Balance — June 30, 2018	$96,417	$96,504	$924,680	$(195,318)	$(5,991)	$916,292	$53,740	$970,032
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six months ended June 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(1,088)	$(23,875)
Gain on sale of discontinued operations, net	1,165	340
Net loss from continuing operations	(2,253)	(24,215)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	20,132	15,761
Amortization expense	36,999	46,821
Impairment expense	—	8,864
Amortization of debt issuance costs and original issue discount	2,324	2,460
Unrealized (gain) loss on interest rate swap	(3,900)	1,268
Noncontrolling stockholder stock based compensation	5,165	3,250
Loss on investment in FOX	—	5,620
Provision for loss on receivables	98	3,327
Deferred taxes	(3,242)	(11,940)
Other	135	704
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(12,261)	2,201
Inventories	(13,821)	(12,072)
Other current and non-current assets	(8,263)	(3,751)
Accounts payable and accrued expenses	14,199	(2,430)
Cash provided by operating activities	35,312	35,868
Cash flows from investing activities:
Acquisitions, net of cash acquired	(424,895)	(158,980)
Purchases of property and equipment	(28,778)	(19,561)
Net proceeds from sale of equity investment	—	136,147
Payment of interest rate swap	(1,086)	(2,115)
Proceeds from sale of business	—	340
Other investing activities	44	(217)
Cash used in investing activities	(454,715)	(44,386)

COMPASS DIVERSIFIED HOLDINGS CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
(in thousands)	2018	2017
Cash flows from financing activities:
Proceeds from the issuance of Trust preferred shares, net	96,504	96,577
Borrowings under credit facility	1,093,750	171,500
Repayments under credit facility	(1,106,223)	(175,093)
Issuance of senior notes	400,000	—
Distributions paid - common shares	(43,128)	(43,128)
Distributions paid - preferred shares	(3,625)	—
Net proceeds provided by noncontrolling shareholders	14	734
Distributions paid to allocation interest holders (refer to Note I)	—	(39,188)
Repurchase of subsidiary stock	(6,392)	—
Debt issuance costs	(14,860)	(1,433)
Other	(682)	(1,437)
Net cash provided by financing activities	415,358	8,532
Foreign currency impact on cash	1,616	(499)
Net decrease in cash and cash equivalents	(2,429)	(485)
Cash and cash equivalents — beginning of period	39,885	39,772
Cash and cash equivalents — end of period	$37,456	$39,287

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

Note A - Presentation and Principles of Consolidation
Compass Diversified Holdings, a Delaware statutory trust (the "Trust" or "Holdings") and Compass Group Diversified Holdings, LLC, a Delaware limited liability company (the "Company" or "CODI"), were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. In accordance with the second amended and restated Trust Agreement, dated as of December 6, 2016 (as amended and restated, the "Trust Agreement"), the Trust is sole owner of 100% of the Trust Interests (as defined in the Company’s fifth amended and restated operating agreement, dated as of December 6, 2016 (as amended and restated, the "LLC Agreement")) of the Company and, pursuant to the LLC Agreement, the Company has, outstanding, the identical number of Trust Interests as the number of outstanding shares of the Trust. The Company is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.
The Company is a controlling owner of ten businesses, or reportable operating segments, at June 30, 2018. The segments are as follows: 5.11 Acquisition Corp. ("5.11" or "5.11 Tactical"), Crosman Corp. ("Crosman"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Liberty Safe and Security Products, Inc. ("Liberty Safe" or "Liberty"), Fresh Hemp Foods Ltd. ("Manitoba Harvest"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold"), Clean Earth Holdings, Inc. ("Clean Earth"), FFI Compass Inc. ("Foam Fabricators" or "Foam") and Sterno Products, LLC ("Sterno"). Refer to Note D - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability company ("CGM" or the "Manager"), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a management services agreement ("MSA").
Basis of Presentation
The condensed consolidated financial statements for the three and six month periods ended June 30, 2018 and June 30, 2017, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Consolidation
The condensed consolidated financial statements include the accounts of Holdings and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Discontinued Operations
On September 21, 2016, the Company sold its Tridien subsidiary based on an enterprise value of $25 million. After the allocation of proceeds to non-controlling interest holders and the payment of transaction expenses, the Company received approximately $22.7 million in net proceeds related to debt and equity interests in Tridien. The Company recognized a gain of $1.7 million in September 2016 as a result of the sale of Tridien. Approximately $1.6 million of the proceeds received by the Company from the sale of Tridien were reserved as support for the Company's indemnification obligations for future claims against Tridien that the Company may have been liable for under the terms of the Tridien sale agreement. In the second quarter of 2018, all indemnification claims had been settled, and the Company recognized an additional $1.2 million in gain on the sale of Tridien.
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
Recently Adopted Accounting Pronouncements
Revenue from Contracts with Customers
As of January 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) ("ASC 606"). The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The underlying principle of the new standard is that a company will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires disclosure of the amount, timing and uncertainty of cash flows arising from contracts with customers. The Company adopted the standard using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for reporting periods after January 1, 2018 are presented under the new revenue recognition guidance while prior period amounts were prepared under the previous revenue guidance which is also referred to herein as the "previous guidance". The Company determined that the impact from the new standard is immaterial to our revenue recognition model since the vast majority of our recognition is based on point in time control. Accordingly, the Company has not made any adjustments to opening retained earnings. Refer to Note C - "Revenue" for additional information regarding the Company's adoption of ASC 606.
Improving the Presentation of Net Periodic Pension Costs
In March 2017, the Financial Accounting Standards Board ("FASB") issued new guidance that will require employers that sponsor defined benefit plans to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period, and requires the other components of net periodic pension cost to be presented in the income statement separately from the service component cost and outside a subtotal of income from operations. The new guidance shall be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company's Arnold business segment has a defined benefit plan covering substantially all of Arnold's employees at its Switzerland location. The adoption of this guidance on January 1, 2018 did not have a material impact upon our financial condition or results of operations.
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
Recently Issued Accounting Pronouncements
Leases
In February 2016, the FASB issued an accounting standard update related to the accounting for leases which will require an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The standard update offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, the new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires modified retrospective adoption, with early adoption permitted. Accordingly, this standard is effective for the Company on January 1, 2019. The Company is currently evaluating the effects of adoption of this new standard on the Company’s consolidated financial statements.  This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population, and analyzing the practical expedients available. Based on a preliminary assessment, the Company expects that most of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on the consolidated balance sheet. The Company is continuing its assessment, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.
Note B — Acquisitions
Acquisition of Foam Fabricators
On February 15, 2018, pursuant to an agreement entered into on January 18, 2018, the Company, through a wholly owned subsidiary, FFI Compass, Inc. (“Buyer”), entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Warren F. Florkiewicz (“Seller”) pursuant to which Buyer acquired all of the issued and outstanding capital stock of Foam Fabricators, Inc., a Delaware corporation (“Foam Fabricators”). Foam Fabricators is a leading designer and manufacturer of custom molded protective foam solutions and original equipment manufacturer ("OEM") components made from expanded polymers such as expanded polystyrene (EPS) and expanded polypropylene (EPP). Founded in 1957 and headquartered in Scottsdale, Arizona, it operates 13 molding and fabricating facilities across North America and provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building and other products.
The Company made loans to, and purchased a 100% controlling interest in Foam Fabricators. The final purchase price, after the working capital settlement and net of transaction costs, was approximately $253.4 million. The Company funded the acquisition through a draw on the 2014 Revolving Credit Facility. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership. CGM will receive integration service fees of $2.25 million payable over a twelve month period as services are rendered.
The results of operations of Foam Fabricators have been included in the consolidated results of operations since the date of acquisition. Foam Fabricator's results of operations are reported as a separate operating segment. The table below provides the recording of assets acquired and liabilities assumed as of the acquisition date.

	Preliminary Purchase Allocation	Measurement Period Adjustments	Preliminary Purchase Price Allocation
(in thousands)	As of 2/15/18		As of 6/30/18
Assets:
Cash	$6,282	$—	$6,282
Accounts receivable (1)	19,058	—	19,058
Inventory (2)	13,218	(6)	13,212
Property, plant and equipment (3)	23,485	4,885	28,370
Intangible assets	121,392	(3,050)	118,342
Goodwill	71,489	1,219	72,708
Other current and noncurrent assets	2,945	—	2,945
Total assets	257,869	3,048	260,917

Liabilities:
Current liabilities	5,968	—	5,968
Other liabilities	115,033		115,033
Total liabilities	121,001	—	121,001

Net assets acquired	136,868	3,048	139,916
Intercompany loans to business	115,033	—	115,033
	$251,901	$3,048	$254,949

Acquisition Consideration
Purchase price	$247,500	$—	$247,500
Cash acquired	3,646	2,433	3,188
Working capital adjustment	755	615	4,261
Total purchase consideration	$251,901	$3,048	$254,949
Less: Transaction costs	1,552	—	1,552
Purchase price, net	$250,349	$3,048	$253,397

(1) Includes $19.4 million of gross contractual accounts receivable of which $0.03 million is not expected to be collected. The fair value of accounts receivable approximated book value acquired.
(2) Includes $0.7 million in inventory basis step-up, which was charged to cost of goods sold in the first quarter of 2018.
(3) Includes $20.0 million of property, plant and equipment basis step-up.
The Company incurred $1.6 million of transaction costs in conjunction with the Foam Fabricators acquisition, which was included in selling, general and administrative expense in the consolidated results of operations in the quarter ended March 31, 2018. The allocation of the purchase price presented above is based on management's estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets and current and other liabilities are valued at historical carrying values. Property, plant and equipment is valued through a purchase price appraisal and will be depreciated on a straight-line basis over the respective remaining useful lives of the assets. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. The goodwill of $72.7 million reflects the strategic fit of Foam Fabricators in the Company's niche industrial business. Foam Fabricators was an S corporation under Section 1362 of the Internal Revenue Code, and accordingly, taxable income of Foam Fabricators flowed through to its stockholder. The Company and the selling shareholder have agreed to make a joint Section 338(h)(10) election which will treat the acquisition as a deemed asset purchase for United States Federal income tax purposes and accordingly the goodwill is expected to be deductible for income tax purposes. The purchase accounting for Foam Fabricators is preliminary and is expected to be finalized during the third quarter of 2018.
The intangible assets recorded on a preliminary basis related to the Foam Fabricators acquisition are as follows (in thousands):

Intangible assets	Amount	Estimated Useful Life
Tradename	$4,215	10 years
Customer Relationships	114,127	15 years
	$118,342
The tradename was valued at $4.2 million using a relief from royalty methodology, in which an asset is valuable to the extent that the ownership of the asset relieves the company from the obligation of paying royalties for the benefits generated by the asset. The customer relationships intangible asset was valued at $114.1 million using an excess earnings methodology, in which an asset is valuable to the extent it enables its owners to earn a return in excess of the required returns on the other assets utilized in the business. The customer relationships intangible asset was derived using a risk adjusted discount rate.
Acquisition of Rimports
On February 26, 2018, the Company's Sterno subsidiary acquired all of the issued and outstanding capital stock of Rimports, Inc., a Utah corporation (“Rimports”), pursuant to a Stock Purchase Agreement, dated January 23, 2018, by and among Sterno and Jeffery W. Palmer, individually and in his capacity as Seller Representative, the Jeffery Wayne Palmer Dynasty Trust dated December 26, 2011, the Angela Marie Palmer Irrevocable Trust dated December 26, 2011, the Angela Marie Palmer Charitable Lead Trust, the Fidelity Investments Charitable Gift Fund, the TAK Irrevocable Trust dated June 7, 2012, and the SAK Irrevocable Trust dated June 7, 2012. Headquartered in Provo, Utah, Rimports is a manufacturer and distributor of branded and private label scented wickless candle products used for home décor and fragrance. Rimports offers an extensive line of wax warmers, scented wax cubes, essential oils and diffusers, and other home fragrance systems, through the mass retailer channel.
Sterno purchased a 100% controlling interest in Rimports. The purchase price, after the working capital settlement and net of transaction costs, was approximately $154.4 million, subject to any working capital adjustment. The purchase price of Rimports includes a potential earn-out of up to $25 million contingent on the attainment of certain future performance criteria of Rimports for the twelve-month period from May 1, 2017 to April 30, 2018 and the fourteen month period from March 1, 2018 to April 30, 2019. The fair value of the contingent consideration was estimated at $4.1 million. Sterno funded the acquisition through their intercompany credit facility with the Company. The transaction was accounted for as a business combination.
The results of operations of Rimports have been included in the consolidated results of operations since the date of acquisition. Rimport's results of operations are included in the Sterno operating segment. The table below provides the preliminary recording of assets acquired and liabilities assumed as of the acquisition date. The goodwill resulting from the purchase price allocation is expected to be deductible for income tax purposes since Rimports was previously an S-Corporation for Federal income tax purposes and the Company and the selling shareholders have agreed to make a joint Section 338(h)(10) election which will treat the acquisition as a deemed asset purchase for United States Federal income tax purposes.

	Preliminary Purchase Allocation	Measurement Period Adjustments	Preliminary Purchase Allocation
(in thousands)	As of 2/26/18		As of 6/30/18
Assets:
Cash	$10,025	$—	$10,025
Accounts receivable (1)	21,431	—	21,431
Inventory	29,691	2,666	32,357
Property, plant and equipment	1,493	1,886	3,379
Intangible assets	—	86,900	86,900
Goodwill	121,364	(107,711)	13,653
Other current and noncurrent assets	446	—	446
Total assets	184,450	(16,259)	168,191

Liabilities
Current liabilities	9,034	—	9,034
Other liabilities (2)	25,000	(20,900)	4,100
Total liabilities	34,034	(20,900)	13,134

Net assets acquired	$150,416	$4,641	$155,057

Acquisition Consideration
Purchase price	$145,000	$—	$145,000
Cash acquired	9,500	525	10,025
Working capital adjustment	(4,084)	4,116	32
Total purchase consideration	150,416	4,641	155,057
Less: Transaction costs	632	—	632
Purchase price, net	$149,784	$4,641	$154,425

(1) Includes $23.8 million of gross contractual accounts receivable of which $2.4 million is not expected to be collected. The fair value of accounts receivable approximated book value acquired.
(2) The purchase price of Rimports includes a potential earn-out of up to $25 million contingent on the attainment of certain future performance criteria of Rimports for the twelve-month period from May 1, 2017 to April 30, 2018 and the fourteen month period from March 1, 2018 to April 30, 2019. The earn-out was valued at $4.1 million using a probability weighted model.
The intangible assets recorded on a preliminary basis related to the Rimports acquisition are as follows (in thousands):

Intangible assets	Amount	Estimated Useful Life
Tradename	$6,600	8 years
Customer Relationships	80,300	9 years
	$86,900

Sterno incurred $0.6 million of transaction costs in conjunction with the acquisition of Rimports, which was included in selling, general and administrative expense in the consolidated results of operations in the quarter ended March 31, 2018. The allocation of the purchase price presented above is based on management's estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets and current liabilities are valued at historical carrying values. Property, plant and equipment was valued through a purchase price appraisal and will be depreciated on a straight-line basis over the respective remaining useful lives of the assets. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies.

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
The Company made loans to, and purchased an initial 98.9% controlling interest in Crosman. The purchase price, including proceeds from noncontrolling interests and net of transaction costs, was approximately $150.4 million. Crosman management invested in the transaction along with the Company, representing approximately 1.1% of the initial noncontrolling interest on a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of Crosman. CGM will receive integration service fees of $1.5 million payable quarterly over a twelve month period as services are rendered beginning in the quarter ended September 30, 2017. The Company incurred $1.5 million of transaction costs in conjunction with the Crosman acquisition, which was included in selling, general and administrative expense in the consolidated results of operations in the second quarter of 2017.

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
Unaudited pro forma information
The following unaudited pro forma data for the six months ended June 30, 2018 and the three and six months ended June 30, 2017 gives effect to the acquisition of Crosman, Foam Fabricators and Sterno's acquisition of Rimports, as described above, as if the acquisitions had been completed as of January 1, 2017. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies and should not be construed as representing results for any future period.

	Three months ended June 30,	Six months ended June 30,
(in thousands)	2017	2018	2017
Net sales	$384,203	$830,278	$759,702
Gross profit	130,991	287,211	249,900
Operating income	12,063	28,114	7,826
Net loss	(3,765)	(3,836)	(23,471)
Net loss attributable to Holdings	(5,137)	(5,997)	(25,313)
Basic and fully diluted net loss per share attributable to Holdings	$(0.55)	$(0.23)	$(1.13)
Other acquisitions
Clean Earth
On May 23, 2018, Clean Earth acquired all of the outstanding capital stock of Environmental Soil Management, Inc. (“ESMI”), located in Fort Edward, New York and Loudon, New Hampshire. The acquisition provided Clean Earth the opportunity to geographically expand their soil and hazardous waste solutions in the New York and New England market. The purchase price was approximately $30.7 million. Clean Earth has not completed the preliminary purchase price allocation for ESMI and therefore has recorded the excess amount of the purchase price over assets acquired less liabilities assumed as goodwill at June 30, 2018.
Note C — Revenue
Effective January 1, 2018, the Company adopted the provisions of Revenue from Contracts with Customers, or ASC 606. The adoption of the new revenue guidance represents a change in accounting principle that will more closely align revenue recognition with the transfer of control of the Company's goods and services and will provide financial statement readers with enhanced disclosures. In accordance with the new revenue guidance, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from customers which are subsequently remitted to government authorities. The impacts from the adoption of the new revenue guidance primarily relates to the timing of revenue recognition for variable consideration received, consideration payable to a customer and recording right of return assets. Although these differences have been identified, the total impact to each reportable segment was not material to the consolidated financial statements. In addition, the accounting for the estimate of variable consideration in our contracts is not materially different compared to our current practice. The Company has established monitoring controls to identify new sales arrangements and changes in our business environment that could impact our current accounting assessment.
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
Practical Expedients - The Company has elected to make the following accounting policy elections through the adoption of the following practical expedients:
Right to Invoice (Clean Earth) - The Company will record the consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date (for example, in a service contract where 25% of the service has been performed, the Company would recognize 25% of the revenue), the entity may recognize revenue in the amount to which the entity has a right to invoice.
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

The following tables provide disaggregation of revenue by reportable segment geography for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30, 2018
	5.11	Crosman	Ergo	Liberty	Manitoba Harvest	ACI	Arnold	Clean Earth	Foam	Sterno	Total
United States	$65,845	$30,682	$9,397	$20,107	$13,752	$22,967	$18,933	$70,241	$28,740	$84,520	$365,184
Canada	2,456	1,703	815	309	5,437	—	346	—	—	2,875	13,941
Europe	7,905	1,638	6,675	—	253	—	9,529	—	—	122	26,122
Asia Pacific	4,184	273	6,845	—	(12)	—	1,581	—	—	209	13,080
Other international	4,333	1,274	222	—	97	—	807	—	4,454	243	11,430
	$84,723	$35,570	$23,954	$20,416	$19,527	$22,967	$31,196	$70,241	$33,194	$87,969	$429,757

	Three months ended June 30, 2017
	5.11	Crosman	Ergo	Liberty	Manitoba Harvest	ACI	Arnold	Clean Earth	Sterno	Total
United States	$59,369	$7,883	$10,858	$19,607	$12,186	$22,508	$16,369	$50,418	$53,774	$252,972
Canada	1,875	641	867	—	2,811	—	277	—	3,247	9,718
Europe	6,225	768	5,965	—	257	—	7,994	—	410	21,619
Asia Pacific	4,289	122	9,205	—	143	—	897	—	392	15,048
Other international	6,195	339	394	—	152	—	899	—	45	8,024
	$77,953	$9,753	$27,289	$19,607	$15,549	$22,508	$26,436	$50,418	$57,868	$307,381

	Six months ended June 30, 2018
	5.11	Crosman	Ergo	Liberty	Manitoba Harvest	ACI	Arnold	Clean Earth	Foam	Sterno	Total
United States	$130,297	$50,767	$17,600	$42,863	$24,767	$45,030	$36,215	$128,462	$42,226	$144,779	$663,006
Canada	4,473	3,056	1,580	1,006	9,951	—	714	—	—	6,816	27,596
Europe	16,463	3,146	13,833	—	785	—	19,675	—	—	962	54,864
Asia Pacific	8,425	603	12,537	—	258	—	2,492	—	—	372	24,687
Other international	9,022	2,405	566	—	108	—	1,499	—	6,425	272	20,297
	$168,680	$59,977	$46,116	$43,869	$35,869	$45,030	$60,595	$128,462	$48,651	$153,201	$790,450

	Six months ended June 30, 2017
	5.11	Crosman	Ergo	Liberty	Manitoba Harvest	ACI	Arnold	Clean Earth	Sterno	Total
United States	$112,616	$7,883	$20,673	$47,585	$19,418	$43,968	$31,811	$97,694	$99,791	$481,439
Canada	3,404	641	1,529	—	7,897	—	604	—	8,277	22,352
Europe	11,040	768	11,232	—	970	—	16,558	—	1,469	42,037
Asia Pacific	5,352	122	15,684	—	240	—	2,527	—	727	24,652
Other international	24,054	339	784	—	152	—	1,432	—	132	26,893
	$156,466	$9,753	$49,902	$47,585	$28,677	$43,968	$52,932	$97,694	$110,396	$597,373

Note D — Operating Segment Data
At June 30, 2018, the Company had ten reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

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

•
Arnold is a global manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including aerospace and defense, motorsport/automotive, oil and gas, medical, general industrial, electric utility, reprographics and advertising specialty markets. Arnold produces high performance permanent magnets (PMAG), precision foil products (Precision Thin Metals or "PTM"), and flexible magnets (Flexmag™) that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, Arnold has built a diverse and blue-chip customer base totaling more than 2,000 clients worldwide. Arnold is headquartered in Rochester, New York.

•
Clean Earth provides environmental services for a variety of contaminated materials including soils, dredged material, hazardous waste and drill cuttings. Clean Earth analyzes, treats, documents and recycles waste streams generated in multiple end-markets such as power, construction, oil and gas, infrastructure, industrial and dredging. Clean Earth is headquartered in Hatboro, Pennsylvania and operates 26 facilities in the eastern United States.

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
Summary of Operating Segments

Net Revenues	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017

5.11 Tactical	$84,723	$77,953	$168,680	$156,466
Crosman	35,570	9,753	59,977	9,753
Ergobaby	23,954	27,289	46,116	49,902
Liberty	20,416	19,607	43,869	47,585
Manitoba Harvest	19,527	15,549	35,869	28,677
ACI	22,967	22,508	45,030	43,968
Arnold	31,196	26,436	60,595	52,932
Clean Earth	70,241	50,418	128,462	97,694
Foam Fabricators	33,194	—	48,651	—
Sterno	87,969	57,868	153,201	110,396
Total segment revenue	429,757	307,381	790,450	597,373
Corporate and other	—	—	—	—
Total consolidated revenues	$429,757	$307,381	$790,450	$597,373

Segment profit (loss) (1)	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017

5.11 Tactical	$2,020	$(4,804)	$1,403	$(14,289)
Crosman	3,019	(199)	3,292	(199)
Ergobaby	3,575	3,644	5,915	8,844
Liberty	1,612	2,370	4,427	4,850
Manitoba Harvest	1,084	21	215	244
ACI	6,368	6,275	12,300	11,915
Arnold	2,945	1,846	4,670	(6,551)
Clean Earth	7,458	2,451	8,217	2,005
Foam Fabricators	3,031	—	3,756	—
Sterno	2,728	5,320	7,479	8,972
Total	33,840	16,924	51,674	15,791
Reconciliation of segment profit (loss) to consolidated income (loss) before income taxes:
Interest expense, net	(13,580)	(8,418)	(19,766)	(15,554)
Other income (expense), net	(2,205)	952	(3,586)	930
Loss on equity method investment	—	—	—	(5,620)
Corporate and other (2)	(14,548)	(10,744)	(28,782)	(21,956)
Total consolidated income (loss) before income taxes	$3,507	$(1,286)	$(460)	$(26,409)

(1)	Segment profit (loss) represents operating income (loss).

(2)	Primarily relates to management fees expensed and payable to CGM, and corporate overhead expenses.

Depreciation and Amortization Expense	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017

5.11 Tactical	$5,187	$13,012	$10,559	$30,544
Crosman	2,013	249	4,004	249
Ergobaby	2,246	5,665	4,288	6,318
Liberty	373	338	716	937
Manitoba Harvest	1,580	1,521	3,201	3,031
ACI	794	827	1,598	1,700
Arnold	1,568	1,465	3,084	3,510
Clean Earth	5,583	5,226	11,043	10,453
Foam Fabricators	3,882	—	4,767	—
Sterno	10,972	2,884	13,871	5,840
Total	34,198	31,187	57,131	62,582
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs and original issue discount	971	1,261	2,324	2,460
Consolidated total	$35,169	$32,448	$59,455	$65,042

	Accounts Receivable		Identifiable Assets
	June 30,	December 31,	June 30,	December 31,
(in thousands)	2018	2017	2018 (1)	2017 (1)
5.11 Tactical	$57,818	$60,481	$315,721	$324,068
Crosman	24,348	20,396	131,579	129,033
Ergobaby	11,288	12,869	101,745	105,672
Liberty	12,917	13,679	29,410	26,715
Manitoba Harvest	6,709	5,663	93,934	95,046
ACI	8,014	6,525	16,378	14,522
Arnold	19,100	14,804	64,962	66,979
Clean Earth	66,865	50,599	181,619	183,508
Foam Fabricators	22,996	—	159,219	—
Sterno	55,634	40,087	253,570	125,937
Allowance for doubtful accounts	(12,982)	(9,995)	—	—
Total	272,707	215,108	1,348,137	1,071,480
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	5,350	2,026
Total	$272,707	$215,108	$1,353,487	$1,073,506

(1)	Does not include accounts receivable balances per schedule above or goodwill balances - refer to Note F - "Goodwill and Other Intangible Assets".

Note E — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Machinery and equipment	$203,072	$178,187
Furniture, fixtures and other	42,418	28,824
Leasehold improvements	38,987	20,630
Buildings and land	42,341	40,015
Construction in process	17,642	18,153
	344,460	285,809
Less: accumulated depreciation	(131,850)	(112,728)
Total	$212,610	$173,081
Depreciation expense was $10.5 million and $20.1 million for the three and six months ended June 30, 2018, and $8.0 million and $15.8 million for the three and six months ended June 30, 2017, respectively.
Inventory
Inventory is comprised of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$56,163	$36,124
Work-in-process	17,398	13,921
Finished goods	243,672	205,512
Less: obsolescence reserve	(16,970)	(8,629)
Total	$300,263	$246,928

Note F — Goodwill and Other Intangible Assets
As a result of acquisitions of various businesses, the Company has significant intangible assets on its balance sheet that include goodwill and indefinite-lived intangibles. The Company’s goodwill and indefinite-lived intangibles are tested and reviewed for impairment annually as of March 31st or more frequently if facts and circumstances warrant by comparing the fair value of each reporting unit to its carrying value. Each of the Company’s businesses represent a reporting unit. The Arnold business previously comprised three reporting units when it was acquired in March 2012, but as a result of changes implemented by Arnold management during 2016 and 2017, the Company reassessed the reporting units at Arnold as of the annual impairment testing date in 2018. After evaluating changes in the operation of the reporting units that led to increased integration and altered how the financial results of the Arnold operating segment were assessed by Arnold management, the Company determined that the previously identified reporting units no longer operate in the same manner as they did when the Company acquired Arnold. As a result, the separate Arnold reporting units were determined to only comprise one reporting unit at the Arnold operating segment level as of March 31, 2018. As part of the exercise of combining the separate Arnold reporting units into one reporting unit, the Company performed "before" and "after" goodwill impairment testing, whereby we performed the annual impairment testing for each of the existing reporting units of Arnold and then subsequent to the completion of the annual impairment testing of the separate reporting units, we performed a quantitative impairment test of the Arnold operating segment, which will represent the reporting unit for future impairment tests.
Goodwill
2018 Annual Impairment Testing
The Company uses a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform quantitative goodwill impairment testing. For the reporting units that were tested qualitatively for the 2018 annual impairment testing, the results of the qualitative analysis indicated that the fair value exceeded their carrying value. At March 31, 2018, we determined that the Flexmag reporting unit of Arnold required additional quantitative testing because we could not conclude that the fair value of the reporting unit exceeded its carrying value based on qualitative factors alone. For the quantitative impairment test of Flexmag, we estimated the fair value of the reporting unit using an income approach, whereby we estimate the fair value of the reporting unit based on the present value of future cash flows. Cash flow projections are based on management's estimate of revenue growth rates and operating margins and take into consideration industry and market conditions as well as company and reporting unit specific economic conditions. The discount rate used is based on the weighted average cost of capital adjusted for the relevant risk associated with the business and the uncertainty associated with the reporting unit's ability to execute on the projected cash flows. The discount rate used in the income approach for Flexmag was 12.4%.
For the reporting unit change at Arnold, a quantitative impairment test was performed of the Arnold business at March 31, 2018 using an income approach. The discount rate used in the income approach was 12.6%. The results of the impairment testing indicated that the fair value of the Arnold reporting unit exceeded the carrying value.
2017 Interim Impairment Testing
Manitoba Harvest
The Company performed quantitative testing during the 2017 annual impairment testing for Manitoba Harvest, the results of which indicated that the fair value of Manitoba Harvest exceeded the carrying value. As a result of operating results that were below forecast amounts, as well as a failure of the financial covenants associated with the intercompany credit facility, we determined that a triggering event had occurred at Manitoba Harvest in the fourth quarter of 2017. We performed impairment testing of the goodwill and indefinite lived tradename at December 31, 2017. For the quantitative impairment test at Manitoba Harvest, we utilized an income approach. The weighted average cost of capital used in the income approach at Manitoba Harvest was 11.7%. Results of the quantitative testing of Manitoba Harvest indicated that the carrying value of Manitoba Harvest exceeded its fair value by $6.3 million, and the Company recorded $6.2 million (after the effect of foreign currency translation) as impairment expense at December 31, 2017. For the indefinite lived trade name, quantitative testing of the Manitoba Harvest tradename indicated that the carrying value exceeded its fair value by $2.3 million, and the Company recorded $2.3 million (after the effect of foreign currency translation) of impairment expense at December 31, 2017. The Company finalized the Manitoba Harvest impairment testing during the first quarter of 2018 with no changes to the impairment expense recorded as of December 31, 2017.
A summary of the net carrying value of goodwill at June 30, 2018 and December 31, 2017, is as follows (in thousands):

	Six months ended June 30, 2018	Year ended December 31, 2017
Goodwill - gross carrying amount	$676,255	$562,842
Accumulated impairment losses	(31,153)	(31,153)
Goodwill - net carrying amount	$645,102	$531,689

The following is a reconciliation of the change in the carrying value of goodwill for the six months ended June 30, 2018 by operating segment (in thousands):

	Balance at January 1, 2018	Acquisitions (1)	Goodwill Impairment	Foreign currency translation	Other	Balance at June 30, 2018
5.11	$92,966	$—	$—	$—	$—	$92,966
Crosman	49,352	—	—	—	70	49,422
Ergobaby	61,031	—	—	—	—	61,031
Liberty	32,828	—	—	—	—	32,828
Manitoba Harvest	41,024	—	—	(1,840)	—	39,184
ACI	58,019	—	—	—	—	58,019
Arnold (2)	26,903	—	—	—	—	26,903
Clean Earth	119,099	28,812	—	—	—	147,911
Foam Fabricators	—	72,708	—	—	—	72,708
Sterno	41,818	13,663	—	—	—	55,481
Corporate (3)	8,649	—	—	—	—	8,649
Total	$531,689	$115,183	$—	$(1,840)	$70	$645,102

(1)
The purchase price allocation for Foam Fabricators is preliminary and is expected to be completed during the third quarter of 2018. Sterno's acquisition of Rimports is based on a preliminary purchase price allocation that is expected to be finalized during the third quarter of 2018. The preliminary purchase price for Clean Earth's acquisition of ESMI has not been completed and the goodwill reflected in the table represents the excess of the purchase price over the net assets acquired.

(2)	Arnold had three reporting units which were combined into one reporting unit effective March 31, 2018.

(3)	Represents goodwill resulting from purchase accounting adjustments not "pushed down" to the ACI segment. This amount is allocated back to the ACI segment for purposes of goodwill impairment testing.
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

Other intangible assets are comprised of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$532,200	$(120,369)	$411,831	$338,719	$(102,271)	$236,448
Technology and patents	49,059	(24,705)	24,354	49,075	(22,492)	26,583
Trade names, subject to amortization	193,906	(29,668)	164,238	182,976	(22,518)	160,458
Licensing and non-compete agreements	7,965	(6,715)	1,250	7,965	(6,488)	1,477
Permits and airspace	116,851	(36,055)	80,796	115,230	(31,026)	84,204
Distributor relations and other	726	(706)	20	726	(646)	80
Total	900,707	(218,218)	682,489	694,691	(185,441)	509,250
Trade names, not subject to amortization	70,721	—	70,721	71,267	—	71,267
Total intangibles, net	$971,428	$(218,218)	$753,210	$765,958	$(185,441)	$580,517
Amortization expense related to intangible assets was $19.0 million and $14.8 million for the three months ended June 30, 2018 and 2017, respectively, and $31.7 million and $25.1 million for the six months ended June 30, 2018 and 2017, respectively. Estimated charges to amortization expense of intangible assets for the remainder of 2018 and the next four years, is as follows (in thousands):

2018	2019	2020	2021	2022

$39,568	$79,707	$70,086	$60,373	$58,694
Note G — Warranties
The Company’s Crosman, Ergobaby and Liberty operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. A reconciliation of the change in the carrying value of the Company’s warranty liability for the six months ended June 30, 2018 and the year ended December 31, 2017 is as follows (in thousands):

	Six months ended June 30, 2018	Year ended December 31, 2017
Warranty liability:
Beginning balance	$2,197	$1,258
Provision for warranties issued during the period	1,435	1,982
Fulfillment of warranty obligations	(1,734)	(1,552)
Other (1)	—	509
Ending balance	$1,898	$2,197
(1) Represents the warranty liability recorded in relation to the Crosman acquisition in June 2017 and an add-on acquisition by Crosman in July 2017.

Note H — Debt
Credit Facility
On April 18, 2018, the Company entered into an Amended and Restated Credit Agreement (the "2018 Credit Facility") to amend and restate the 2014 Credit Facility, originally dated as of June 6, 2014 (as previously amended) among the Company, the lenders from time to time party thereto (the “Lenders”), and Bank of America, N.A., as Administrative Agent. The 2018 Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries.

The 2018 Credit Facility provides for (i) revolving loans, swing line loans and letters of credit (the “2018 Revolving Credit Facility”) up to a maximum aggregate amount of $600 million, and (ii) a $500 million term loan (the “2018 Term Loan”). The 2018 Term Loan was issued at an original issuance discount of 99.75%. The 2018 Term Loan requires quarterly payments of $1.25 million commencing June 30, 2018, with a final payment of all remaining principal and interest due on April 18, 2025, the maturity date of the 2018 Term Loan. All amounts outstanding under the 2018 Revolving Credit Facility will become due on April 18, 2023, which is the maturity date of loans advanced under the 2018 Revolving Credit Facility. The 2018 Credit Facility also permits the Company, prior to the applicable maturity date, to increase the 2018 Revolving Loan Commitment and/or obtain additional term loans in an aggregate amount of up to $250 million (the “Incremental Loans”), subject to certain restrictions and conditions.
The Company may borrow, prepay and reborrow principal under the 2018 Revolving Credit Facility from time to time during its term. Advances under the 2018 Revolving Credit Facility can be either Eurodollar rate loans or base rate loans. Eurodollar rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum based on the London Interbank Offered Rate (the “Eurodollar Rate”) for such interest period plus a margin ranging from 1.50% to 2.50%, based on the ratio of consolidated net indebtedness to adjusted consolidated earnings before interest expense, tax expense, and depreciation and amortization expenses for such period (the “Consolidated Total Leverage Ratio”). Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds rate plus 0.50%, (ii) the “prime rate”, and (iii) Eurodollar Rate plus 1.0% (the “Base Rate”), plus a margin ranging from 0.50% to 1.50%, based on the Company's Consolidated Total Leverage Ratio.
Under the 2018 Revolving Credit Facility, an aggregate amount of up to $100 million in letters of credit may be issued, as well as swing line loans of up to $25 million outstanding at one time. The issuance of such letters of credit and the making of any swing line loan would reduce the amount available under the 2018 Revolving Credit Facility.
2014 Credit Facility
The 2014 Credit Facility, as amended, provided for (i) a revolving credit facility of $550 million, (ii) a $325 million term loan (the "2014 Term Loan"), and (iii) a $250 million incremental term loan (the "2016 Incremental Term Loan"). The 2018 Credit Facility amended and restated the 2014 Credit Facility.
Senior Notes
On April 18, 2018, the Company consummated the issuance and sale of $400.0 million aggregate principal amount of its 8.000% Senior Notes due 2026 (the “Notes” or Senior Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons under Regulation S under the Securities Act. The Company used the net proceeds from the sale of the Notes to repay debt under its existing credit facilities in connection with a concurrent refinancing transaction described above. The Notes were issued pursuant to an indenture, dated as of April 18, 2018 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”).
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

The following table provides the Company’s debt holdings at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Senior Notes	400,000	—
Revolving Credit Facility	$92,000	$42,000
Term Loan	498,750	559,973
Less: unamortized discounts and debt issuance costs	(21,899)	(11,941)
Total debt	$968,851	$590,032
Less: Current portion, term loan facilities	(5,000)	(5,685)
Long term debt	$963,851	$584,347
Net availability under the 2018 Revolving Credit Facility was approximately $507.7 million at June 30, 2018. Letters of credit outstanding at June 30, 2018 totaled approximately $0.3 million. At June 30, 2018, the Company was in compliance with all covenants as defined in the 2018 Credit Facility.
At June 30, 2018, the carrying value of the principal under the Company’s outstanding Term Loan, including the current portion, was $498.8 million, which approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company's net leverage ratio. The estimated fair value of the outstanding 2018 Term Loan is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 in the fair value hierarchy. The Company's Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	June 30, 2018
	Maturity Date	Rate		Carrying Value	Fair Value
Senior Notes	May 1, 2026	8.000%	2	400,000	394,000

Debt Issuance Costs
Deferred debt issuance costs represent the costs associated with the issuance of the Company's financing arrangements. The Company paid $7.0 million in debt issuance costs related to the Senior Notes issuance, comprised of bank fees, rating agency fees and professional fees. The 2018 Credit Facility was categorized as a debt modification, and the Company incurred $8.4 million of debt issuance costs, $7.8 million of which were capitalized and will be amortized over the life of the related debt instrument, and $0.6 million that were expensed as costs incurred. The Company recorded additional debt modification expense of $0.6 million to write off previously capitalized debt issuance costs. Since the Company can borrow, repay and reborrow principal under the 2018 Revolving Credit Facility, the debt issuance costs associated with the 2014 and 2018 Revolving Credit Facility of $5.9 million and $2.8 million at June 30, 2018 and December 31, 2017, respectively, have been classified as other non-current assets in the accompanying consolidated balance sheet. The original issue discount and the debt issuance costs associated with the 2018 Term Loan and Senior Notes are classified as a reduction of long-term debt in the accompanying consolidated balance sheet.
Interest Rate Swap
In September 2014, the Company purchased an interest rate swap (the "Swap") with a notional amount of $220 million. The Swap is effective April 1, 2016 through June 6, 2021, the original termination date of the 2014 Term Loan. The agreement requires the Company to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At June 30, 2018 and December 31, 2017, the Swap had a fair value loss of $1.1 million and $6.1 million, respectively, principally reflecting the present value of future payments and receipts under the agreement.
The following table reflects the classification of the Company's Swap on the consolidated balance sheets at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Other current liabilities	$922	$2,468
Other noncurrent liabilities	199	3,639
Total fair value	$1,121	$6,107

Note I — Stockholders’ Equity
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
Series B Preferred Shares
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Trust Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018, at a rate per annum of 7.875%. Distributions on the Series B Preferred Shares are cumulative. Unless full cumulative distributions on the Series B Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series B Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series B Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the preferred shares. The Series B Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after April 30, 2028, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series B Preferred Shares will have no right to require the redemption of the Series B Preferred Shares and there is no maturity date.
If a certain tax redemption event occurs prior to April 30, 2028, the Series B Preferred Shares may be redeemed at the Company's option, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such tax redemption event, at a price of $25.25 per share, plus accumulated and unpaid distributions to, but excluding, the redemption date. If a certain fundamental change related to the Series B Preferred Shares or the Company occurs (whether before, on or after April 30, 2028), the Company will be required to repurchase the Series B Preferred Shares at a price of $25.25 per share, plus accumulated and unpaid distributions to, but excluding, the date of purchase. If (i) a fundamental change occurs and (ii) the Company does not give notice prior to the 31st day following the fundamental change to repurchase all the outstanding Series B Preferred Shares, the distribution rate per annum on the Series B Preferred Shares will increase by 5.00%, beginning on the 31st day following such fundamental change. Notwithstanding any requirement that the Company repurchase all of the outstanding Series B Preferred Shares, the increase in the distribution rate is the sole remedy to holders in the event the Company fails to do so, and following any such increase, the Company will be under no obligation to repurchase any Series B Preferred Shares.
Series A Preferred Shares
On June 28, 2017, the Trust issued 4,000,000 7.250% Series A Trust Preferred Shares (the "Series A Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.4 million net of underwriters' discount and issuance costs. When, and if declared by the Company's board of directors, distribution on the Series A Preferred Shares will be payable quarterly on January 30, April 30, July 30, and October 30 of each year, beginning on October 30, 2017, at a rate per annum of 7.250%. Distributions on the Series A Preferred Shares are discretionary and non-cumulative. The Company has no obligation to pay distributions for a quarterly distribution period if the board of directors does not declare the distribution before the scheduled record of date for the period, whether or not distributions are paid for any subsequent distribution periods with respect to the Series A Preferred Shares, or the Trust common shares. If the Company's board of directors does not declare a distribution for the Series A Preferred Shares for a quarterly distribution period, during the remainder of that quarterly distribution period the Company cannot declare or pay distributions on the Trust common shares. The Series A Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the preferred shares.

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
The sale of Fox Factory Holding Corp. ("FOX") shares in March 2017 (refer to Note N - "Investment in FOX") qualified as a Sale Event under the Company's LLC Agreement. In April 2017, with respect to the March 2017 Offering, the Company's board of directors approved and declared a profit allocation payment totaling $25.8 million that was paid in the second quarter of 2017.
Reconciliation of net income (loss) available to common shares of Holdings
The following table reconciles net loss attributable to Holdings to net loss attributable to the common shares of Holdings (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net loss from continuing operations attributable to Holdings	$(2,073)	$(4,112)	$(4,414)	$(26,057)

Less: Distributions paid - Allocation Interests	—	25,766	—	39,120
Less: Distributions paid - Preferred Shares	1,813	—	3,625	—
Less: Accrued distributions - Preferred Shares	2,341	—	2,341	—

Net loss from continuing operations attributable to common shares of Holdings	$(6,227)	$(29,878)	$(10,380)	$(65,177)
Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate to participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.
Basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 attributable to the common shares of Holdings is calculated as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Loss from continuing operations attributable to common shares of Holdings	$(6,227)	$(29,878)	$(10,380)	$(65,177)
Less: Effect of contribution based profit - Holding Event	1,086	1,862	1,708	3,027
Loss from continuing operation attributable to common shares of Holdings	$(7,313)	$(31,740)	$(12,088)	$(68,204)

Income from discontinued operations attributable to common shares of Holdings	$1,165	$—	$1,165	$340

Basic and diluted weighted average common shares outstanding	59,900	59,900	59,900	59,900

Basic and fully diluted income (loss) per common share attributable to Holdings
Continuing operations	$(0.12)	$(0.53)	$(0.20)	$(1.14)
Discontinued operations	0.02	—	0.02	0.01
	$(0.10)	$(0.53)	$(0.18)	$(1.13)
Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares:

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date
		(in thousands)
Trust Common Shares:
April 1, 2018 - June 30, 2018 (1)	$0.36	$21,564	July 19, 2018	July 26, 2018
January 1, 2018 - March 31, 2018	$0.36	$21,564	April 19, 2018	April 26, 2018
October 1, 2017 - December 31, 2017	$0.36	$21,564	January 19, 2018	January 25, 2018
July 1, 2017 - September 30, 2017	$0.36	$21,564	October 19, 2017	October 26, 2017
April 1, 2017 - June 30, 2017	$0.36	$21,564	July 20, 2017	July 27, 2017
January 1, 2017 - March 31, 2017	$0.36	$21,564	April 20, 2017	April 27, 2017
October 1, 2016 - December 31, 2016	$0.36	$21,564	January 19, 2017	January 26, 2017

Series A Preferred Shares:
April 30, 2018 - June 29, 2018 (1)	$0.453125	$1,813	July 16, 2018	July 30, 2018
January 30, 2018 - April 29, 2018	$0.453125	$1,813	April 15, 2018	April 30, 2018
October 30, 2017 - January 29, 2018	$0.453125	$1,813	January 15, 2018	January 30, 2018
June 28, 2017 - October 29, 2017	$0.61423611	$2,457	October 15, 2017	October 30, 2017

Series B Preferred Shares:
March 13, 2018 - June 29, 2018 (1)	$0.74	$2,960	July 16, 2018	July 30, 2018

(1) This distribution was     declared on July 5, 2018.
Note J — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of June 30, 2018 and December 31, 2017:

	% Ownership (1) June 30, 2018		% Ownership (1) December 31, 2017
	Primary	Fully Diluted	Primary	Fully Diluted
5.11 Tactical	97.5	86.8	97.5	85.5
Crosman	98.7	89.0	98.8	89.2
Ergobaby	82.7	76.0	82.7	76.6
Liberty	88.6	85.2	88.6	84.7
Manitoba Harvest	76.6	68.0	76.6	67.0
ACI	69.4	69.2	69.4	69.2
Arnold	96.7	80.0	96.7	84.7
Clean Earth	97.5	79.8	97.5	79.8
Foam Fabricators	100.0	91.5	N/a	N/a
Sterno	100.0	88.5	100.0	89.5

(1)	The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	June 30, 2018	December 31, 2017
5.11 Tactical	$9,080	$8,003
Crosman	2,145	1,373
Ergobaby	24,028	23,416
Liberty	3,390	3,254
Manitoba Harvest	11,749	11,725
ACI	(3,709)	(5,850)
Arnold	1,412	1,368
Clean Earth	8,132	7,357
Foam Fabricators	339	—
Sterno	(2,926)	2,045
Allocation Interests	100	100
	$53,740	$52,791

Note K — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at June 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements at June 30, 2018
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(178)	$—	$—	$(178)
Contingent consideration - acquisition (2)	(4,100)	—	—	(4,100)
Interest rate swap	(1,121)	—	(1,121)	—
Total recorded at fair value	$(5,399)	$—	$(1,121)	$(4,278)

(1)	Represents put option issued to noncontrolling shareholders in connection with the 5.11 Tactical and Liberty acquisitions.

(2)	Represents potential earn-out payable by Sterno for the acquisition of Rimports.

	Fair Value Measurements at December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders	$(178)	—	—	$(178)
Interest rate swap	(6,107)	—	(6,107)	—
Total recorded at fair value	$(6,285)	$—	$(6,107)	$(178)
Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1, 2017 through June 30, 2018 are as follows (in thousands):

Level 3
Balance at January 1, 2017	$(5,010)
Contingent consideration - Sterno Home	(382)
Payment of contingent consideration - Sterno Home	475
Reversal of contingent consideration - Baby Tula	3,780
Reversal of contingent consideration - Sterno Home	956
Change in noncontrolling shareholder put options	3
Balance at January 1, 2018	$(178)
Contingent consideration - acquisition (1)	(4,100)
Balance at June 30, 2018	$(4,278)
(1) The contingent consideration relates to Sterno's acquisition of Rimports in February 2018. The purchase price of Rimports includes a potential earn-out of up to $25 million contingent on the attainment of certain future performance criteria of Rimports for the twelve-month period from May 1, 2017 to April 30, 2018 and the fourteen month period from March 1, 2018 to April 30, 2019. The fair value of the contingent consideration related to the earn-out was allocated a fair value of $4.1 million using a probability weighted option pricing model and is recorded as a current liability in the consolidated balance sheet at June 30, 2018.
Valuation Techniques
Debt
We classify our fixed and floating rate debt as Level 2 items based on quoted market prices for similar debt issues. In April 2018, the Company issued $400.0 million aggregate principal amount of its Senior Notes due 2026. The fair value of the Senior Notes was determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined this to be a Level 2 measurement as all significant inputs into the quote provided by our pricing source are observable in active markets. At June 30, 2018, the carrying value of the principal under the Company’s outstanding 2018 Term Loan, including the current portion, was $498.8 million, which approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company's net leverage ratio.
The Company has not changed its valuation techniques in measuring the fair value of any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Nonrecurring Fair Value Measurements
The following table provides the assets carried at fair value measured on a non-recurring basis as of December 31, 2017. There were no assets carried at fair value on a non-recurring basis at June 30, 2018.

	Fair Value Measurements at December 31, 2017				Year ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Expense

Goodwill - Arnold	$26,903	—	—	$26,903	$8,864
Goodwill - Manitoba Harvest	41,024	—	—	41,024	6,188
Tradename - Manitoba Harvest	10,834	—	—	10,834	2,273

Note L — Income taxes
Each fiscal quarter, the Company estimates its annual effective tax rate and applies that rate to its interim pre-tax earnings. In this regard, the Company reflects the full year’s estimated tax impact of certain unusual or infrequently occurring items and the effects of changes in tax laws or rates in the interim period in which they occur.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The one-time transition tax under the Tax Act is based on earnings and profits ("E&P") that were previously deferred from U.S. income taxes. For the year ended December 31, 2017, the provision for income taxes included provisional tax expense of $4.9 million related to the one-time transition tax liability of our foreign subsidiaries. The Company has substantially completed the calculation of the total E&P for these foreign subsidiaries although the Company's estimates may be affected as additional regulatory guidance is issued with respect to the Tax Act. Any adjustments to the provisional amounts will be recognized as a component of the provision for income taxes in the period in which such adjustments are determined within the annual period following the enactment of the Tax Act.
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
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the six months ended June 30, 2018 and 2017 is as follows:

	Six months ended June 30,
	2018	2017
United States Federal Statutory Rate	(21.0)%	(35.0)%
State income taxes (net of Federal benefits)	(105.9)	(2.2)
Foreign income taxes	290.7	3.4
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	161.2	3.3
Impairment expense	—	11.4
Effect of loss on equity method investment (2)	—	7.4
Impact of subsidiary employee stock options	(127.6)	1.3
Credit utilization	(198.7)	(4.8)
Domestic production activities deduction	—	(1.0)
Effect of undistributed foreign earnings	—	1.3
Non-recognition of NOL carryforwards at subsidiaries	64.6	(2.2)
Effect of Tax Act	329.3	—
Other	(2.8)	8.8
Effective income tax rate	389.8%	(8.3)%

(1)	The effective income tax rate for the six months ended June 30, 2018 and 2017 includes a loss at the Company's parent, which is taxed as a partnership.

(2)
The equity method investment was held at the Company's parent, which is taxed as a partnership, resulting in the gain or loss on the investment as a reconciling item in deriving the effective tax rate.

Note M — Defined Benefit Plan
In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $3.2 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at June 30, 2018. Net periodic benefit cost consists of the following for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Service cost	$131	$136	$268	$267
Interest cost	24	24	49	47
Expected return on plan assets	(38)	(40)	(78)	(78)
Amortization of unrecognized loss	48	64	98	125
Net periodic benefit cost	$165	$184	$337	$361
During the six months ended June 30, 2018, Arnold contributed $0.2 million to the plan. For the remainder of 2018, the expected contribution to the plan will be approximately $0.3 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore, the fair values of the pension plan assets at June 30, 2018 were considered Level 3.
Note N - Investment in FOX
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

Note O - Commitments and Contingencies
In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that any unfavorable outcomes will have a material adverse effect on the Company's consolidated financial position or results of operations.
Note P — Related Party Transactions
Integration Services Agreements
Foam Fabricators, which was acquired in 2018, and Crosman, which was acquired in 2017, entered into Integration Services Agreements ("ISA") with CGM.  The ISA provides for CGM to provide services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act of 2002, as amended, and align the acquired entity's policies and procedures with our other subsidiaries.  Each ISA is for the twelve month period subsequent to the acquisition. Crosman paid CGM $0.75 million in integration services fees during 2017 and $0.75 million in integration services fees in 2018. Foam Fabricators will pay CGM $2.25 million over the term of the ISA, $2.0 million in 2018 and $0.25 million in 2019. Integration services fees are included in selling, general and administrative expense on the subsidiaries' statement of operations in the period in which they are incurred.

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
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the three and six months ended June 30, 2018, 5.11 purchased approximately $1.4 million and $2.0 million, respectively, in inventory from the vendor.

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
Overview
Compass Diversified Holdings ("Holdings") was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC (the "Company") was also formed on November 18, 2005. Holdings and the Company (collectively "CODI") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The Company is the operating entity and is a controlling owner of ten businesses, or operating segments, at June 30, 2018. The segments are as follows: 5.11 Acquisition Corp. ("5.11" or "5.11 Tactical"), Crosman Corp. ("Crosman"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Liberty Safe and Security Products, Inc. ("Liberty Safe" or "Liberty"), Fresh Hemp Foods Ltd. ("Manitoba Harvest"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold"), Clean Earth Holdings, Inc. ("Clean Earth"), FFI Compass, Inc. ("Foam Fabricators" or "Foam") and Sterno Products, LLC ("Sterno").
We acquired our existing businesses (segments) at June 30, 2018 as follows:

		Ownership Interest - June 30, 2018
Business	Acquisition Date	Primary	Diluted
Advanced Circuits	May 16, 2006	69.4%	69.2%
Liberty Safe	March 31, 2010	88.6%	85.2%
Ergobaby	September 16, 2010	82.7%	76.0%
Arnold	March 5, 2012	96.7%	80.0%
Clean Earth	August 7, 2014	97.5%	79.8%
Sterno	October 10, 2014	100.0%	88.5%
Manitoba Harvest	July 10, 2015	76.6%	68.0%
5.11 Tactical	August 31, 2016	97.5%	86.8%
Crosman	June 2, 2017	98.7%	89%
Foam Fabricators	February 15, 2018	100.0%	91.5%
We categorize the businesses we own into two separate groups of businesses: (i) branded consumer businesses, and (ii) niche industrial businesses. Branded consumer businesses are characterized as those businesses that we believe capitalize on a valuable brand name in their respective market sector. We believe that our branded consumer businesses are leaders in their particular product category. Niche industrial businesses are characterized as those businesses that focus on manufacturing and selling particular products and industrial services within a specific market sector. We believe that our niche industrial businesses are leaders in their specific market sector. The following is an overview of each of our businesses:
Branded Consumer
5.11 Tactical - 5.11 is a leading provider of purpose-built tactical apparel and gear for law enforcement, firefighters, EMS, and military special operations as well as outdoor and adventure enthusiasts. 5.11 is a brand known for innovation and authenticity, and works directly with end users to create purpose-built apparel and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide.  5.11 operates sales offices and distribution centers globally, and 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and on 511tactical.com.

Crosman - Crosman is a leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices and related accessories. Crosman offers its products under the highly recognizable Crosman, Benjamin, LaserMax and CenterPoint brands that are available through national retail chains, mass merchants, dealer and distributor networks. Airguns historically represent Crosman's largest product category, with more than 50% of gross sales. The airgun product category consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Crosman's other primary product categories are archery, with products including CenterPoint crossbows and the Pioneer Airbow, consumables, which includes steel and plastic BBs, lead pellets and CO2 cartridges, lasers for firearms, and airsoft products.
Ergobaby - Ergobaby is a designer, marketer and distributor of wearable baby carriers and accessories, blankets and swaddlers, nursing pillows, and related products.  In May 2016, Ergobaby acquired New Baby Tula LLC (“Baby Tula”), a maker of premium carriers, slings, blankets and wraps. Ergobaby primarily sells its Ergobaby and Baby Tula branded products through brick-and-mortar retailers, national chain stores, online retailers, its own websites and distributors. Historically, Ergobaby derives more than 50% of its sales from outside of the United States.
Liberty - Founded in 1988, Liberty Safe is the premier designer, manufacturer and marketer of home and gun safes in North America. From its over 300,000 square foot manufacturing facility, Liberty Safe produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles ranging from an entry level product to good, better and best products. Products are marketed under the Liberty brand, as well as a portfolio of licensed and private label brands, including Cabela’s, Case IH, Colt and John Deere. Liberty Safe’s products are the market share leader and are sold through an independent dealer network ("Dealer sales") in addition to various sporting goods, farm and fleet and home improvement retail outlets ("Non-Dealer sales"). Liberty has the largest independent dealer network in the industry.
Manitoba Harvest - Headquartered in Winnipeg, Manitoba, Manitoba Harvest is a pioneer and leader in branded, hemp-based foods and ingredients. Manitoba Harvest’s products, which management believes are one of the fastest growing in the hemp food market and among the fastest growing in the natural foods industry, are currently carried in approximately 13,000 retail stores across the United States and Canada. The company’s hemp-based, 100% all-natural consumer products include hemp hearts, protein powder, hemp oil and snacks.
Niche Industrial
Advanced Circuits - Advanced Circuits is a provider of small-run, quick-turn and volume production printed circuit boards ("PCBs") to customers throughout the United States. Historically, small-run and quick-turn PCBs have represented approximately 54% of Advanced Circuits’ gross sales. Small-run and quick-turn PCBs typically command higher margins than volume production PCBs given that customers require high levels of responsiveness, technical support and timely delivery of small-run and quick-turn PCBs and are willing to pay a premium for them. Advanced Circuits is able to meet its customers’ demands by manufacturing custom PCBs in as little as 24 hours, while maintaining over 98.0% error-free production rates and real-time customer service and product tracking 24 hours per day.
Arnold - Arnold is a global manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including aerospace and defense, motorsport/automotive, oil and gas, medical, general industrial, electric utility, reprographics and advertising specialty markets. Arnold produces high performance permanent magnets (PMAG), precision foil products (Precision Thin Metals or "PTM"), and flexible magnets (Flexmag™) that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, Arnold has built a diverse and blue-chip customer base totaling more than 2,000 clients worldwide. Arnold is headquartered in Rochester, New York.
Clean Earth - Founded in 1990, Clean Earth is a provider of environmental services for a variety of contaminated materials. Clean Earth provides a one-stop shop solution that analyzes, treats, documents and recycles waste streams generated in multiple end-markets such as power, construction, commercial development, oil and gas, medical, infrastructure, industrial and dredging. Historically, the majority of Clean Earth’s revenues have been generated by contaminated soils, which includes environmentally impacted soils, drill cuttings and other materials which are treated at one of its eleven permitted soil treatment facilities. Clean Earth also operates five RCRA Part B hazardous waste facilities. The remaining revenue has been generated by dredge material, which consists of sediment removed from the floor of a body of water for navigational purposes and/or environmental remediation of contaminated waterways and is treated at one of its two permitted dredge processing facilities. Approximately 98% of the material processed by Clean Earth is beneficially reused for such purposes as daily landfill cover, industrial and brownfield redevelopment projects.

Foam Fabricators - Founded in 1957 and headquartered in Scottsdale, Arizona, Foam Fabricators is a designer and manufacturer of custom molded protective foam solutions and original equipment manufacturer (OEM) components made from expanded polystyrene (EPS) and expanded polypropylene (EPP). Foam Fabricators operates 13 molding and fabricating facilities across North America and provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building products and others.
Sterno - Sterno is a manufacturer and marketer of portable food warming fuel and creative ambience solutions for the hospitality and consumer markets. Sterno offers a broad range of wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through their Sterno Products division. In January 2016, Sterno acquired Northern International, Inc. ("Sterno Home"), which sells flameless candles and outdoor lighting products through the retail segment, and in February 2018 Sterno acquired Rimports, which is a manufacturer and distributor of branded and private label scented wax cubes and warmer products used for home decor and fragrance systems.
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
While our businesses have different growth opportunities and potential rates of growth, we work with the management teams of each of our businesses to increase the value of, and cash generated by, each business through various initiatives, including making selective capital investments to expand geographic reach, increase capacity or reduce manufacturing costs of our businesses; improving and expanding existing sales and marketing programs; and assisting in the acquisition and integration of complementary businesses.
We remain focused on marketing our Company's attractive ownership and management attributes to potential sellers of middle market businesses. In addition, we continue to pursue opportunities for add-on acquisitions by our existing subsidiary companies, which can be particularly attractive from a strategic perspective. Middle market deal flow has remained consistent in 2018, with valuation levels remaining high, driven by the availability of debt capital with favorable terms and financial and strategic buyers seeking to deploy available equity capital.
Recent Events
Senior Notes and 2018 Credit Facility
On April 18, 2018, we consummated the issuance and sale of $400.0 million aggregate principal amount of its 8.000% Senior Notes due 2026 (the “Notes” or "Senior Notes") offered pursuant to a private offering. We used the net proceeds from the sale of the Notes to repay debt under our existing credit facilities in connection with a concurrent refinancing of our 2014 Credit Facility. The Notes will bear interest at the rate of 8.000% per annum and will mature on May 1, 2026. Interest on the Notes is payable in cash on May 1st and November 1st of each year, beginning on November 1, 2018. The Notes are general senior unsecured obligations and are not guaranteed by our subsidiaries.
Concurrent with the issuance of the Notes, we entered into an Amended and Restated Credit Agreement (the "2018 Credit Facility") to amend and restate the 2014 Credit Facility, originally dated as of June 6, 2014 (as previously amended) among the Company, the lenders from time to time party thereto (the “Lenders”), and Bank of America, N.A., as Administrative Agent. The 2018 Credit Facility provides for (i) revolving loans, swing line loans and letters of credit (the “2018 Revolving Credit Facility”) up to a maximum aggregate amount of $600 million, and (ii) a $500 million term loan (the “2018 Term Loan”). The 2018 Term Loan was issued at an original issuance discount of 99.75%. We used the proceeds from the 2018 Credit Facility and the proceeds from the Notes offering to pay all amounts outstanding under our existing credit agreement and to pay the fees, original issue discount and expenses incurred in connection with the 2018 Credit Facility and Notes.

Trust Preferred Share Issuance
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Trust Preferred Shares (the "Series B Preferred Shares") for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018. Distributions on the Series B Preferred Shares are cumulative.
Acquisition of Foam Fabricators
On February 15, 2018, the Company, through a wholly owned subsidiary FFI Compass, Inc., acquired all of the issued and outstanding capital stock of Foam Fabricators, Inc., a Delaware corporation (“Foam Fabricators”), for a purchase price of approximately $250.3 million. Foam Fabricators is a leading designer and manufacturer of custom molded protective foam solutions and OEM components made from expanded polymers such as expanded polystyrene and expanded polypropylene. Founded in 1957 and headquartered in Scottsdale, Arizona, it operates 13 molding and fabricating facilities across North America and provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building products and others. We funded our acquisition of Foam Fabricators with a draw on our 2014 Revolving Credit Facility.
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
Acquisition of ESMI
On May 23, 2018, Clean Earth acquired all of the outstanding capital stock of Environmental Soil Management, Inc.(“ESMI”), located in Fort Edward, New York and Loudon, New Hampshire. The acquisition provided Clean Earth the opportunity to geographically expand their soil and hazardous waste solutions in the New York and New England market. The purchase price was approximately $30.7 million.

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
Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the three and six months ended June 30, 2018 and June 30, 2017, and components of the results of operations as well as those components presented as a percent of net revenues, for each of our businesses on a stand-alone basis. For the 2018 acquisitions of Foam Fabricators and Rimports, the pro forma results of operations have been prepared as if we purchased these businesses on January 1, 2017. The historical operating results of Rimports prior to acquisition have been added to the previously reported Sterno results of operations for the three and six months ended June 30, 2017, and the Rimports results of operations for the 2018 period prior to acquisition by Sterno on February 26, 2018 have been added to the results of operations of Sterno for the three and six months ended June 30, 2018 for comparability purposes. For the 2017 acquisition of Crosman, the following discussion reflects pro forma results of operations for the three and six months ended June 30, 2017 as if we had acquired Crosman January 1, 2017. Where appropriate, relevant pro forma adjustments are reflected as part of the historical operating results. We believe this is the most meaningful comparison of the operating results for each of our business segments. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.
All dollar amounts in the financial tables are presented in thousands. References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Three months ended June 30, 2018 compared to three months ended June 30, 2017
Consolidated
The following table sets forth our unaudited results of operations for the three months ended June 30, 2018 and 2017:

	Three months ended
	June 30, 2018	June 30, 2017
Net revenues	$429,757	$307,381
Cost of revenues	279,075	197,661
Gross profit	150,682	109,720
Selling, general and administrative expense	100,407	79,575
Fees to manager	11,011	8,183
Amortization of intangibles	19,019	14,779
Operating income	20,245	7,183
Interest expense	(13,580)	(8,418)
Amortization of debt issuance costs	(953)	(1,003)
Other income (expense)	(2,205)	952
Loss from continuing operations before income taxes	3,507	(1,286)
Provision for income taxes	4,139	1,454
Loss from continuing operations	$(632)	$(2,740)

Net revenues
On a consolidated basis, net revenues for the three months ended June 30, 2018 increased by approximately $122.4 million, or 39.8%, compared to the corresponding period in 2017.  Our acquisitions of Foam Fabricators and Rimports in February 2018 contributed $33.2 million and $29.8 million, respectively, to the increase in net revenues, while our acquisition of Crosman in June 2017 contributed $25.8 million to the increase in net revenues. During the three months ended June 30, 2018 compared to 2017, we also saw notable revenue increases at Clean Earth ($19.8 million increase due to improved performance across each of Clean Earth's service lines), 5.11 ($6.8 million increase), Manitoba Harvest ($4.0 million increase) and Arnold ($4.8 million increase) partially offset by a decrease in sales at our Ergobaby business ($3.3 million decrease). Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by business segment.
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

Cost of revenues
On a consolidated basis, cost of revenues increased approximately $81.4 million during the three-month period ended June 30, 2018 compared to the corresponding period in 2017. Our acquisitions of Foam Fabricators and Rimports in February 2018 contributed $24.2 million and $20.7 million, respectively, to the increase, while our acquisition of Crosman in June 2017 contributed $18.0 million to the increase in cost of goods sold. Clean Earth's cost of revenue increased $12.0 million, in line with the increase in revenues in the second quarter of 2018. These increases were offset by decreases in cost of revenues at other operating segments, particularly 5.11 ($5.4 million decrease as compared to the cost of revenues during the corresponding period in 2017 that included $13.0 million in expense associated with the basis step up of inventory from the purchase price allocation). Gross profit as a percentage of net revenues was approximately 35.1% in the three months ended June 30, 2018 compared to 35.7% in the three months ended June 30, 2017. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
On a consolidated basis, selling, general and administrative expense increased approximately $20.8 million during the three-month period ended June 30, 2018, compared to the corresponding period in 2017. The increase in selling, general and administrative expense in the second quarter of 2018 compared to 2017 is principally the result of the acquisition of Foam Fabricators ($3.1 million increase), Rimports ($1.5 million increase) and Crosman ($3.3 million reflecting the full quarter of ownership in the current quarter), as well as notable increases at 5.11 Tactical ($5.4 million increase) and Clean Earth ($2.4 million increase). Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense was $3.6 million in the second quarter of 2018 and $3.5 million in the second quarter of 2017. Included in corporate was $0.6 million of professional fees associated with the refinancing of our credit facility that were expensed in the second quarter of 2018.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended June 30, 2018, we incurred approximately $11.0 million in management fees as compared to $8.2 million in fees in the three months ended June 30, 2017. The increase was the result of our Foam Fabricators and Rimports acquisitions in February 2018.
Amortization expense
Amortization expense for the three months ended June 30, 2018 increased $4.2 million as compared to the three months ended June 30, 2017 primarily as a result of the acquisition of Foam Fabricators and Rimports in February 2018, Crosman in June 2017 and add-on acquisitions in the prior year.
Interest Expense
We recorded interest expense totaling $13.6 million for the three months ended June 30, 2018 compared to $8.4 million for the comparable period in 2017. The increase in interest expense for the quarter reflects the interest associated with the issuance of our Senior Notes in April 2018. The first payment of interest on the Senior Notes will be in November 2018, and for the period from the date of issuance through June 30, 2018, we recorded $6.5 million in interest expense.
Income Taxes
We had an income tax provision of $4.1 million with an effective income tax rate of 118% during the three months ended June 30, 2018 compared to income tax provision of $1.5 million with an effective income tax rate of (113)% during the same period in 2017. In December 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the "Tax Act") which made broad and complex changes to the U.S. tax code. Among other changes of the Tax Act, the tax rate on corporations was reduced from from 35% to 21%; a limitation on the deduction of interest expense was enacted, certain tangible property acquired after September 2017 will qualify for 100% expensing, U.S federal income tax on foreign earnings was eliminated (subject to certain exceptions) and a new base erosion anti-tax abuse tax were added. Although the Company is treated as a partnership for U.S. federal income tax purposes, each of our businesses was affected by the Tax Act, and the resulting impact significantly affected the calculation of our consolidated income tax provision in the second quarter of 2018, resulting in the effective income tax rate of 118%.

Business segments

Branded Consumer Businesses
5.11 Tactical

	Three months ended
	June 30, 2018		June 30, 2017
Net sales	$84,723	100.0%	$77,953	100.0%
Gross profit	$40,674	48.0%	$28,478	36.5%
SG&A	$36,219	42.7%	$30,867	39.6%
Operating income (loss)	$2,020	2.4%	$(4,804)	(6.2)%
Net sales
Net sales for the three months ended June 30, 2018 were $84.7 million as compared to net sales of $78.0 million for the three months ended June 30, 2017, an increase of $6.8 million, or 8.7%. This increase is due primarily to retail and e-commerce sales growth of $6.5 million or 55%, driven by growing demand in direct to consumer channels. Retail sales grew largely due to twenty-two new retail store openings since June 2017 (bringing the total store count to thirty-six as of June 30, 2018). The increase in net sales for the three months ended June 30, 2018 as compared to the corresponding period in the prior year was offset by a $2.5 million decline in Direct-to-Agency sales.
Gross profit
Gross profit as a percentage of net sales was 48.0% in the three months ended June 30, 2018 as compared to 36.5% in the three months ended June 30, 2017. Cost of sales for the three months ended June 30, 2017 includes $8.7 million in expense related to a $39.1 million inventory step-up resulting from the acquisition purchase price allocation. The total inventory step-up amount of $39.1 million was expensed to cost of goods sold over the expected turns of 5.11's inventory. Excluding the effect of the $8.7 million in expense associated with the inventory step-up, the gross profit for the three months ended June 30, 2017 was 47.7%. The increase in gross profit in the quarter ended June 30, 2018 was primarily due to a higher proportion of direct to consumer sales in the mix of products sold during the quarter.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2018 was $36.2 million, or 42.7% of net sales compared to $30.9 million, or 39.6% of net sales for the comparable period in 2017. This increase in selling, general and administrative expense as a percentage of net sales was primarily due to new retail stores that were not open in the prior comparable period, higher temporary labor costs associated with the ERP implementation, higher software maintenance costs related to the new ERP system and costs to move into 5.11’s new Manteca warehouse facility, which occurred in the second quarter of 2018.
Income (loss) from operations
Income from operations for the three months ended June 30, 2018 was $2.0 million, an increase of $6.8 million when compared to a loss from operations of $4.8 million for the same period in 2017, based on the factors described above.

Crosman

	Three months ended
	June 30, 2018		June 30, 2017 (1)
			Pro forma
Net sales	$35,570	100.0%	$28,608	100.0%
Gross profit	$10,224	28.7%	$6,828	23.9%
SG&A	$5,871	16.5%	$4,879	17.1%
Operating income	$3,019	8.5%	$660	2.3%
(1) Pro forma financial information for Crosman for the three months ended June 30, 2017 includes pre-acquisition results of operations for the period from April 1, 2017 through June 2, 2017, the date of the Crosman acquisition, for comparative purposes. The historical results of Crosman have been adjusted to reflect the purchase accounting adjustments recorded in connection with the acquisition: $0.25 million in stock compensation expense.

Net sales
Net sales for the three months ended June 30, 2018 were $35.6 million, an increase of $7.0 million or 24.3%, compared to the same period in 2017. The increase in net sales for the three months ended June 30, 2018 is primarily due to Junior Reserve Officers Training Corps sales along with an add-on acquisition in the third quarter of 2017.
Gross profit
Gross profit as a percentage of net sales was 28.7% for the three months ended June 30, 2018 as compared to 23.9% in the three months ended June 30, 2017 due to the mix of products sold during the two periods.
Selling general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2018 was $5.9 million, or 16.5% of net sales compared to $4.9 million, or 17.1% of net sales for the three months ended June 30, 2017. The selling, general and administrative expense for the three months ended June 30, 2017 includes $1.4 million of transactions costs paid in relation to the acquisition of Crosman in June 2017. The increase in expense in the current quarter reflects increases in sales support expenses, integration services fees paid to CGM, impact of the add-on acquisition that occurred in the third quarter of 2017, and increased marketing spend.
Income from operations
Income from operations for the three months ended June 30, 2018 was $3.0 million, an increase of $2.4 million when compared to income from operations of $0.7 million for the same period in 2017, based on the factors described above.

Ergobaby

	Three months ended
	June 30, 2018		June 30, 2017
Net sales	$23,954	100.0%	$27,289	100.0%
Gross profit	$15,784	65.9%	$18,316	67.1%
SG&A	$10,083	42.1%	$9,079	33.3%
Operating income	$3,575	14.9%	$3,644	13.4%
Net sales
Net sales for the three months ended June 30, 2018 were $24.0 million, a decrease of $3.3 million, or 12.2%, compared to the same period in 2017. Net sales from Baby Tula for the second quarter of 2018 were $5.1 million, compared to $6.4 million for the corresponding period in 2017. During the three months ended June 30, 2018, international sales were approximately $14.6 million, representing a decrease of $1.9 million over the corresponding period in 2017, primarily as a result of decreased sales volume at one of Ergobaby's Asian distributors. Domestic sales were $9.4 million in the second quarter of 2018, reflecting a decrease of $1.4 million compared to the corresponding period in 2017. The decrease in domestic sales was primarily the result of the continued disruption in the retail landscape in the second quarter of 2018, including the continuing effect of the bankruptcy of a large national retail customer that began in the third quarter of 2017.
Gross profit
Gross profit as a percentage of net sales was 65.9% for the quarter ended June 30, 2018, as compared to 67.1% for the three months ended June 30, 2017. The decrease in gross profit was due to increased production costs as a result of the stroller launch and increased chargebacks during the quarter.
Selling, general and administrative expense
Selling, general and administrative expense was $10.1 million, or 42.1% of net sales for the three months ended June 30, 2018 as compared to $9.1 million or 33.3% of net sales for the same period of 2017. The increase in selling, general and administrative expense in the three months ended June 30, 2018 as compared to the comparable period in the prior year is due to is due to increases in employee related costs, additional marketing for the new stroller product category launch, higher distribution and fulfillment costs due to the mix of sales as well as the impact of foreign exchange rates.

Income from operations
Income from operations for the three months ended June 30, 2018 decreased $0.1 million, compared to the same period of 2017, with the factors noted above offset by a decrease in amortization expense in the second quarter of 2018 versus the second quarter of 2017.

Liberty Safe

	Three months ended
	June 30, 2018		June 30, 2017
Net sales	$20,416	100.0%	$19,607	100.0%
Gross profit	$5,019	24.6%	$5,614	28.6%
SG&A	$3,265	16.0%	$3,101	15.8%
Operating income	$1,612	7.9%	$2,370	12.1%
Net sales
Net sales for the quarter ended June 30, 2018 increased approximately $0.8 million, or 4.1%, to $20.4 million, compared to the corresponding quarter ended June 30, 2017. Non-Dealer sales were approximately $8.2 million in the three months ended June 30, 2018 compared to $8.3 million for the three months ended June 30, 2017, representing a decrease of $0.1 million, or 1.2%. Dealer sales totaled approximately $12.2 million in the three months ended June 30, 2018 compared to $11.3 million in the same period in 2017, representing an increase of $0.9 million or 8.0%.
Gross profit
Gross profit as a percentage of net sales totaled approximately 24.6% and 28.6% for the quarters ended June 30, 2018 and June 30, 2017, respectively. The decrease in gross profit as a percentage of net sales during the three months ended June 30, 2018 compared to the same period in 2017 is primarily attributable to cost increases in raw materials. Liberty expects raw material costs, particularly the cost of steel, to continue to rise during 2018 as the tariffs on imported steel has led to rising domestic steel prices. On average, materials account for approximately 60% of the total costs of a safe, with steel accounting for 40% of material costs.
Selling, general and administrative expense
Selling, general and administrative expense was $3.3 million for the three months ended June 30, 2018 compared to $3.1 million for the three months ended June 30, 2017. Selling, general and administrative expense represented 16.0% of net sales in 2018 and 15.8% of net sales for the same period of 2017.
Income from operations
Income from operations decreased $0.8 million during the three months ended June 30, 2018 to $1.6 million, compared to the corresponding period in 2017. This decrease was primarily a result of the decrease in gross profit for the quarter, for the reasons noted above.

Manitoba Harvest

	Three months ended
	June 30, 2018		June 30, 2017
Net sales	$19,527	100.0%	$15,549	100.0%
Gross profit	$9,502	48.7%	$6,841	44.0%
SG&A	$7,191	36.8%	$5,641	36.3%
Operating income	$1,084	5.6%	$21	0.1%
Net sales
Net sales for the three months ended June 30, 2018 were approximately $19.5 million as compared to $15.5 million for the three months ended June 30, 2017, an increase of $4.0 million, or 25.6%. During the second quarter of 2018, Manitoba Harvest continued to deliver strong growth in their branded product segment driven by new distribution gains and awareness initiatives. The company’s ingredients product segment posted strong quarterly gains in their hemp seed, protein and oil products, which were partially offset by lower seed sales compared to a very strong selling season a year ago.
Gross profit
Gross profit for the three months ended June 30, 2018 was approximately $9.5 million compared to approximately $6.8 million for the same period in 2017. Gross profit as a percentage of net sales was 48.7% in the quarter ended June 30, 2018 and 44.0% in the quarter ended June 30, 2017. The increase in gross profit as a percentage of net sales in the second quarter of 2018 as compared to the same quarter in the prior year is primarily attributable to lower spending on sales discounts and supply chain productivity initiatives.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2018 was approximately $7.2 million in the quarter ended June 30, 2018 as compared to $5.6 million in the quarter ended June 30, 2017, an increase of $1.6 million driven by investments in sales and marketing initiatives. Selling, general and administrative expense as a percentage of net sales in the three months ended June 30, 2018 compared to the same period in 2017 was consistent quarter over quarter, representing 36.8% of net sales in the second quarter of 2018 as compared to 36.3% of net sales for the same period in 2017.
Income from operations
Income from operations for the three months ended June 30, 2018 was $1.1 million, an increase of $1.1 million when compared to income from operations for the same period in 2017, based on the factors described above.

Niche Industrial Businesses
Advanced Circuits

	Three months ended
	June 30, 2018		June 30, 2017
Net sales	$22,967	100.0%	$22,508	100.0%
Gross profit	$10,489	45.7%	$10,389	46.2%
SG&A	$3,688	16.1%	$3,678	16.3%
Operating income	$6,368	27.7%	$6,275	27.9%
Net sales
Net sales for the three months ended June 30, 2018 were $23.0 million, an increase of approximately $0.5 million compared to the three months ended June 30, 2017. The increase in net sales was due to increased sales in our Quick-Turn Production PCBs, Long-Lead Time PCBs, Subcontract PCBs, and assembly offset by decreased sales in Quick-Turn Small-Run PCBs by approximately $0.4 million. Quick-Turn Small-Run PCBs comprised approximately 19.1% of gross sales and Quick-Turn Production PCBs represented approximately 32.9% of gross sales for the second quarter of 2018. Quick-Turn Small-Run PCBs comprised approximately 21.0% of gross sales and Quick-Turn Production PCBs represented approximately 32.8% of gross sales for the second quarter 2017.
Gross profit
Gross profit as a percentage of net sales decreased 50 basis points during the three months ended June 30, 2018 compared to the corresponding period in 2017 (45.7% at June 30, 2018 compared to 46.2% at June 30, 2017) primarily as a result of sales mix.
Selling, general and administrative expense
Selling, general and administrative expense was approximately $3.7 million in both the three months ended June 30, 2018 and the three months ended June 30, 2017. Selling, general and administrative expense represented 16.1% of net sales for the three months ended June 30, 2018 compared to 16.3% of net sales in the corresponding period in 2017.

Income from operations
Income from operations for the three months ended June 30, 2018 was approximately $6.4 million compared to $6.3 million in the same period in 2017, an increase of approximately $0.1 million, principally as a result of the factors described above.

Arnold

	Three months ended
	June 30, 2018		June 30, 2017
Net sales	$31,196	100.0%	$26,436	100.0%
Gross profit	$8,785	28.2%	$6,951	26.3%
SG&A	$4,857	15.6%	$4,114	15.6%
Operating income	$2,945	9.4%	$1,846	7.0%
Net sales
Net sales for the three months ended June 30, 2018 were approximately $31.2 million, an increase of $4.8 million compared to the same period in 2017. The increase in net sales is primarily a result of increased demand across various markets. International sales were $12.3 million in the three months ended June 30, 2018 as compared to $10.1 million in the three months ended June 30, 2017, an increase of $2.2 million, primarily as a result of the increase in sales at PMAG.
Gross profit
Gross profit for the three months ended June 30, 2018 were approximately $8.8 million compared to approximately $7.0 million in the same period of 2017. Gross profit as a percentage of net sales increased from 26.3% for the quarter ended June 30, 2017 to 28.2% in the quarter ended June 30, 2018 principally due to increased sales volume and manufacturing efficiencies.
Selling, general and administrative expense
Selling, general and administrative expense in the three month period ended June 30, 2018 was $4.9 million, compared to approximately $4.1 million for the three months ended June 30, 2017. Selling, general and administrative expense was 15.6% of net sales in both the three months ended June 30, 2018 and 2017.
Income from operations
Income from operations for the three-months ended June 30, 2018 was approximately $2.9 million, an increase of $1.1 million when compared to the same period in 2017, based on the factors noted above.

Clean Earth

	Three months ended
	June 30, 2018		June 30, 2017
Net revenues	$70,241	100.0%	$50,418	100.0%
Gross profit	$22,701	32.3%	$14,907	29.6%
SG&A	$11,704	16.7%	$9,272	18.4%
Operating income	$7,458	10.6%	$2,451	4.9%
Net revenues
Net revenues for the three months ended June 30, 2018 were approximately $70.2 million, an increase of $19.8 million, or 39.3%, compared to the same period in 2017. The increase in net revenues is due to improved performance across each of Clean Earth's service lines, as well as acquisitions made in the last year. For the three months ended June 30, 2018, contaminated soil revenue increased 33% as compared to the same period last year, which is principally attributable to recent large project awards. Hazardous waste revenues increased 30% principally as a result of a non-recurring large customer project in the current quarter. Net revenues from dredged material increased $4.0 million during th

e three months ended June 30, 2018 as compared to the same period in 2017 due to the timing of projects. Contaminated soils represented approximately 55% of net revenues for the three months ended June 30, 2018 and 57% of net revenues for the three months ended June 30, 2017.
Gross profit
Gross profit for the three months ended June 30, 2018 was approximately $22.7 million compared to approximately $14.9 million in the same period of 2017, with a majority of the increase in gross profit reflecting the increase in hazardous and non-hazardous soil volume during the period and improved processing efficiencies. Gross profit as a percentage of net revenues increased from 29.6% for the three-month period ended June 30, 2017 to 32.3% for the same period ended June 30, 2018.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2018 increased to approximately $11.7 million, or 16.7%, of net revenues, as compared to $9.3 million, or 18.4%, of net revenues for the same period in 2017. The increased spending is related to the integration of recent acquisitions and increased bonus expense.
Income from operations
Income from operations for the three months ended June 30, 2018 was approximately $7.5 million as compared to income from operations of $2.5 million for the three months ended June 30, 2017, an increase of $5.0 million, primarily as a result of those factors described above.

Foam Fabricators

	Three months ended
	June 30, 2018		June 30, 2017
			Pro forma
Net sales	$33,194	100.0%	$32,021	100.0%
Gross profit	$9,017	27.2%	$9,467	29.6%
SG&A	$3,054	9.2%	$3,292	10.3%
Operating income	$3,031	9.1%	$3,980	12.4%
Pro forma financial information for Foam Fabricators for the three months ended June 30, 2017 includes pre-acquisition results of operations for the period from April 1, 2017 through June 30, 2017, for comparative purposes. The historical results of Foam Fabricators have been adjusted to reflect the purchase accounting adjustments recorded in connection with the acquisition: $0.3 million in stock compensation expense and $2.0 million in amortization expense, as well as $0.1 million in management fees that would have been incurred by Foam Fabricators if we owned the company during this period.
Net sales
Net sales for the quarter ended June 30, 2018 were $33.2 million, an increase of $1.2 million, or 3.7%, compared to the quarter ended June 30, 2017. The increase in net sales was primarily due to organic growth with the existing customer base, primarily related to the appliance and protective packaging categories.
Gross profit
Gross profit as a percentage of net sales was 27.2% and 29.6% for the three months ended June 30, 2018 and 2017, respectively. The decrease in gross profit percentage was primarily due to increased raw material costs and, to a lesser degree, increased compensation, benefits and other plant expenses. A majority of Foam Fabricator's products are made with expanded polystyrene ("EPS") resin, an oil & natural gas derived polymer with an added expansion agent, therefore raw material costs will increase with increases in the price of oil and natural gas.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2018 was $3.1 million as compared to $3.3 million for the three months ended June 30, 2017, a decrease of $0.2 million. Selling, general and administrative expense for the three months ended June 30, 2018 includes $0.3 million in integration service fees paid to CGM. Excluding the integration fees, selling, general and administrative expense for the three months ended June 30, 2018 was $0.5 million lower than the comparable period in the prior year due to lower management bonus expenses.
Income from operations
Income from operations was $3.0 million for the three months ended June 30, 2018 as compared to $4.0 million for the three months ended June 30, 2017, a decrease of $0.9 million, primarily as a result of the catch-up amortization expense related to the purchase price valuation of intangibles.
Sterno

	Three months ended
	June 30, 2018		June 30, 2017
			Pro forma
Net sales	$87,969	100.0%	$83,815	100.0%
Gross profit	$18,486	21.0%	$23,200	27.7%
SG&A	$10,493	11.9%	$10,670	12.7%
Operating income	$2,728	3.1%	$8,169	9.7%
Pro forma financial information for Sterno for the three months ended June 30, 2017 includes pre-acquisition results of operations for Rimports, which was acquired by Sterno on February 28, 2018, for the period from April 1, 2017 through June 30, 2017 for comparative purposes. The historical results of Rimports have been adjusted to reflect an additional $2.4 million in amortization expense recorded in connection with the purchase accounting adjustments related to the acquisition.
Net sales
Net sales for the three months ended June 30, 2018 were approximately $88.0 million, an increase of $4.2 million, or 5.0%, compared to the same period in 2017. The net sales variance reflects stronger Sterno Products sales with foodservice accounts and increased retail sales of scented wax products and essential oils at Rimports.
Gross profit
Gross profit as a percentage of net sales decreased from 27.7% for the three months ended June 30, 2017 to 21.0% for the same period ended June 30, 2018. Sterno recognized $4.6 million in cost of goods sold in the second quarter of 2018 related to the amortization of the inventory step-up resulting from the purchase price allocation of the Rimports acquisition. After eliminating the effect of the inventory step-up, gross profit as a percentage of net sales was 26.3% for the three months ended June 30, 2018. The decrease in gross profit percentage of 140 basis points compared to the quarter ended June 30, 2017 primarily reflects an increase in chemical and other material costs, as well as higher freight and carrier costs.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2018 and 2017 was approximately $10.5 million and $10.7 million, respectively. Selling, general and administrative expense represented 11.9% of net sales for the three months ended June 30, 2018 as compared to 12.7% of net sales for the same period in 2017. Selling, general and administrative expense decreased as a percentage of sales during the three months ended June 30, 2018 due to lower advertising and marketing costs, commissions, development expense and royalty costs at Sterno Home.
Income from operations
Income from operations for the three months ended June 30, 2018 was approximately $2.7 million, a decrease of $5.4 million when compared to the same period in 2017, primarily as a result of the effect of the inventory step-up expense associated with the Rimports acquisition, as described above.

Six months ended June 30, 2018 compared to six months ended June 30, 2017
Consolidated
The following table sets forth our unaudited results of operations for the six months ended June 30, 2018 and 2017:

	Six months ended
	June 30, 2018	June 30, 2017
(in thousands)
Net revenues	$790,450	$597,373
Cost of revenues	513,657	393,320
Gross profit	276,793	204,053
Selling, general and administrative expense	198,272	158,298
Fees to manager	21,860	16,031
Amortization of intangibles	31,718	25,089
Impairment expense	—	8,864
Operating income (loss)	24,943	(4,229)
Interest expense	(19,766)	(15,554)
Amortization of debt issuance costs	(2,051)	(1,936)
Other income (expense)	(3,586)	(4,690)
Loss from continuing operations before income taxes	(460)	(26,409)
Provision for income taxes	1,793	(2,194)
Loss from continuing operations	$(2,253)	$(24,215)

Net revenues
On a consolidated basis, net revenues for the six months ended June 30, 2018 increased by approximately $193.1 million, or 32.3%, compared to the corresponding period in 2017.  Our acquisitions of Foam Fabricators and Rimports in February 2018 contributed $48.7 million and $41.9 million, respectively, to the increase in net revenues, while our acquisition of Crosman in June 2017 contributed $50.2 million to the increase in net revenues. During the six months ended June 30, 2018 compared to 2017, we also saw notable revenue increases at Clean Earth ($30.8 million increase), 5.11 ($12.2 million increase), Arnold ($7.7 million increase) and Manitoba Harvest ($7.2 million increase) partially offset by a decrease in sales at our Liberty and Ergobaby businesses ($3.7 million and $3.8 million decrease, respectively). Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $120.3 million during the six-month period ended June 30, 2018 compared to the corresponding period in 2017. Our acquisitions of Foam Fabricators and Rimports in February 2018 contributed $36.1 million and $29.2 million, respectively, to the increase, while our acquisition of Crosman in June 2017 contributed $35.4 million to the increase in cost of goods sold. Clean Earth's cost of revenue increased $19.6 million, in line with the increase in revenues during the first half of 2018. These increases were offset by decreases in cost of revenues at other operating segments, particularly 5.11 ($14.7 million decrease as compared to the cost of revenues during the corresponding period in 2017 that included $21.7 million in expense associated with the basis step up of inventory from the purchase price allocation). Gross profit as a percentage of net revenues was approximately 35.0% in the six months ended June 30, 2018 compared to 34.2% in the six months ended June 30, 2017. Refer to "Results of Operations - Business Segments" for a more detailed analysis of cost of revenues by business segment.
Selling, general and administrative expense
On a consolidated basis, selling, general and administrative expense increased approximately $40.0 million during the six-month period ended June 30, 2018, compared to the corresponding period in 2017. The increase in selling, general and administrative expense in the first half of 2018 compared to the first half of 2017 is principally the result of the acquisition of Foam Fabricators ($5.8 million, including $1.6 million in acquisition costs), Rimports ($2.9 million, including $0.6 million in acquisition costs) and Crosman ($8.7 million), as well as a notable increase at 5.11 Tactical ($11.3 million increase). Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense was $7.6 million in the six months ended June 30, 2018 compared to $6.2 million in the six months ended June 30, 2017. Included in corporate was $0.6 million of professional fees associated with the refinancing of our credit facility that were expensed in the second quarter of 2018. The remaining amount of the increase at corporate was due to professional fees incurred in 2018 to implement the new revenue recognition standard at our businesses.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the six months ended June 30, 2018, we incurred approximately $21.9 million in management fees as compared to $16.0 million in fees in the six months ended June 30, 2017. The increase was the result of our Foam Fabricators and Rimports acquisitions in February 2018.
Amortization expense
Amortization expense for the six months ended June 30, 2018 increased $6.6 million as compared to the six months ended June 30, 2017 primarily as a result of the acquisition of Foam Fabricators and Rimports in February 2018, Crosman in June 2017 and add-on acquisitions in the prior year.
Interest Expense
We recorded interest expense totaling $19.8 million for the six months ended June 30, 2018 compared to $15.6 million for the comparable period in 2017, an increase of $4.2 million. The increase in interest expense primarily reflects the interest associated with the issuance of our Senior Notes in April 2018. The first payment of interest on the Senior Notes will be in November 2018, and for the period from the date of issuance through June 30, 2018, we recorded $6.5 million in interest expense. Our interest expense also reflects the effect of the unrealized gains or losses on our interest rate swap. In 2018, we recognized an unrealized gain of $3.9 million, which reduced our interest expense, while in 2017, we recognized an unrealized loss of $1.2 million, which was additional interest expense in the first half of 2017.
Income Taxes
We had income tax expense of $1.8 million with an effective income tax rate of (389.8)% during the six months ended June 30, 2018 compared to income tax benefit of $2.2 million with an effective income tax rate of 8.3% during the same period in 2017. The effective tax rate for the six months ended June 30, 2018 and 2017 includes a loss at our parent company, which is taxed as a partnership. In December 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the "Tax Act") which made broad and complex changes to the U.S. tax code. Among other changes of the Tax Act, the tax rate on corporations was reduced from from 35% to 21%; a limitation on the deduction of interest expense was enacted, certain tangible property acquired after September 2017 will qualify for 100% expensing, U.S federal income tax on foreign earnings was eliminated (subject to certain exceptions) and a new base erosion anti-tax abuse tax were added. Although the Company is treated as a partnership for U.S. federal income tax purposes, each of our businesses was affected by the Tax Act, and the resulting impact significantly affected the calculation of our year-to-date consolidated income tax provision in 2018. Additionally, in the current year, the effect of the recapitalization at Sterno and state income taxes as well as the geographic mix of income had a significant impact on our effective tax rate. In the prior year, the impairment expense at our Arnold business and non-deductible costs at the corporate level, including the effect of the loss on our equity investment of FOX prior to the sale of our FOX shares in the first quarter, account for the majority of the remaining difference in our effective income tax rates in the first six months of 2017.

Business segments

Branded Consumer Businesses
5.11 Tactical

	Six months ended
	June 30, 2018		June 30, 2017
Net sales	$168,680	100.0%	$156,466	100.0%
Gross profit	$79,225	47.0%	$52,328	33.4%
SG&A	$72,950	43.2%	$61,630	39.4%
Operating income (loss)	$1,403	0.8%	$(14,289)	(9.1)%
Net sales
Net sales for the six months ended June 30, 2018 were $168.7 million as compared to net sales of $156.5 million for the six months ended June 30, 2017, an increase of $12.2 million, or 7.8%. This increase is due primarily to retail and e-commerce sales growth of $12.8 million or 60.8%, driven by growing demand in direct to consumer channels. Retail sales grew largely due to twenty-two new retail store openings since June 2017 (bringing the total store count to thirty-six as of June 30, 2018). The increase in net sales for the six months ended June 30, 2018 as compared to the corresponding period in the prior year was offset by a $12.9 million decline in Direct-to-Agency sales.
Gross profit
Gross profit as a percentage of net sales was 47.0% in the six months ended June 30, 2018 as compared to 33.4% in the six months ended June 30, 2017. Cost of sales for the six months ended June 30, 2017 includes $21.7 million in expense related to a $39.1 million inventory step-up resulting from the acquisition purchase price allocation. The total inventory step-up amount of $39.1 million was expensed to cost of goods sold over the expected turns of 5.11's inventory. Excluding the effect of the inventory step-up, the gross profit for the six months ended June 30, 2017 was 47.3%. The decrease in gross profit in the quarter ended June 30, 2018 was primarily due to a higher level of chargebacks incurred and discretionary discounts granted to customers while we worked through the backlog associated with challenges experienced while implementing a new Enterprise Resource Planning (ERP) system.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2018 was $73.0 million, or 43.2%, of net sales compared to $61.6 million, or 39.4% of net sales for the comparable period in 2017. This increase in selling, general and administrative expense as a percentage of net sales was primarily due to twenty-two new retail stores that were not open in the prior comparable period, higher temporary labor costs associated with the ERP implementation, higher software maintenance costs related to the ERP system and costs to move into 5.11’s new Manteca warehouse facility, which occurred in the second quarter of 2018.
Income (loss) from operations
Income from operations for the six months ended June 30, 2018 was $1.4 million, an increase of $15.7 million when compared to loss from operations of $14.3 million for the same period in 2017, based on the factors described above.
Crosman

	Six months ended
	June 30, 2018		June 30, 2017 (1)
			Pro forma
Net sales	$59,977	100.0%	$51,398	100.0%
Gross profit	$17,303	28.8%	$13,159	25.6%
SG&A	$11,342	18.9%	$8,963	17.4%
Operating income	$3,292	5.5%	$1,618	3.1%

Pro forma financial information for Crosman for the six months ended June 30, 2017 includes pre-acquisition results of operations for the period from January 1, 2017 through June 2, 2017, the date of the Crosman acquisition, for comparative purposes. The historical results of Crosman have been adjusted to reflect the purchase accounting adjustments recorded in connection with the acquisition: $0.5 million in stock compensation expense, and a reduction in amortization expense of $0.9 million.
Net sales
Net sales for the six months ended June 30, 2018 were $60.0 million, an increase of $8.6 million or 16.7%, compared to the same period in 2017. The increase in net sales for the six months ended June 30, 2018 is primarily due to Junior Reserve Officers Training Corps sales along with an add-on acquisition in the third quarter of 2017.
Gross profit
Gross profit as a percentage of net sales was 28.8% for the six months ended June 30, 2018 as compared to 25.6% in the six months ended June 30, 2017 due to the mix of products sold during the two periods.
Selling general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2018 was $11.3 million, or 18.9% of net sales compared to $9.0 million, or 17.4% of net sales for the six months ended June 30, 2017. The selling, general and administrative expense for the six months ended June 30, 2018 includes $0.8 million of integration services fees payable to CGM. The balance of the expense growth is related to increase in sales support expenses, impact of the add-on acquisition, and increased marketing spend.
Income from operations
Income from operations for the six months ended June 30, 2018 was $3.3 million, an increase of $1.7 million when compared to income from operations of $1.6 million for the same period in 2017, based on the factors described above.
Ergobaby

	Six months ended
	June 30, 2018		June 30, 2017
Net sales	$46,116	100.0%	$49,902	100.0%
Gross profit	$30,723	66.6%	$33,414	67.0%
SG&A	$20,754	45.0%	$18,386	36.8%
Operating income	$5,915	12.8%	$8,844	17.7%
Net sales
Net sales for the six months ended June 30, 2018 were $46.1 million, a decrease of $3.8 million, or 7.6%, compared to the same period in 2017. Net sales from Baby Tula for the first half of 2018 were $10.9 million, compared to $11.7 million for the corresponding period in 2017. During the six months ended June 30, 2018, international sales were approximately $28.5 million, representing a decrease of $0.7 million over the corresponding period in 2017. Domestic sales were $17.7 million in the first half of 2018, reflecting a decrease of $3.0 million compared to the corresponding period in 2017. The decrease in domestic sales was primarily the result of the disruption in the retail landscape in the first half of 2018, including the continuing effect of the bankruptcy of a large national retail customer in the third quarter of 2017.
Gross profit
Gross profit was $30.7 million for the six months ended June 30, 2018, or 66.6% of net sales, as compared to $33.4 million, or 67.0% of net sales for the six months ended June 30, 2017. The decrease in gross profit as a percentage of net sales in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was due to changes in product mix and increased production costs as a result of the launch of a new stroller product.

Selling, general and administrative expense
Selling, general and administrative expense was $20.8 million, or 45.0% of net sales for the six months ended June 30, 2018 as compared to $18.4 million or 36.8% of net sales for the same period of 2017. The increase in selling, general and administrative expense in the six months ended June 30, 2018 as compared to the comparable period in the prior year is due to increases in employee related costs, additional marketing for the new stroller product category launch, additional expense related to the closure of a large retail account, higher distribution and fulfillment costs, commissions due to the mix of sales, as well as the impact of foreign exchange rates.
Income from operations
Income from operations for the six months ended June 30, 2018 decreased $2.9 million, to $5.9 million, compared to $8.8 million for the same period of 2017. This decrease was principally based on the factors described above.

Liberty Safe

	Six months ended
	June 30, 2018		June 30, 2017
Net sales	$43,869	100.0%	$47,585	100.0%
Gross profit	$11,268	25.7%	$13,454	28.3%
SG&A	$6,556	14.9%	$8,080	17.0%
Operating income	$4,427	10.1%	$4,850	10.2%
Net sales
Net sales for the six months ended June 30, 2018 decreased approximately $3.7 million, or 7.8%, to $43.9 million, compared to the six months ended June 30, 2017. Non-Dealer sales were approximately $17.2 million in the six months ended June 30, 2018 compared to $22.0 million for the six months ended June 30, 2017, representing a decrease of $4.7 million, or 21.4%. Dealer sales totaled approximately $26.6 million in the six months ended June 30, 2018 compared to $25.6 million in the same period in 2017, representing an increase of $1.0 million or 3.9%. The decrease in 2018 sales for the Non-Dealer channel compared to the prior year is primarily attributable to the bankruptcy filing by a national retailer in the first quarter of 2017, and softer sales at retailers dealing in sporting goods.
Gross profit
Gross profit as a percentage of net sales totaled approximately 25.7% and 28.3% for the six months ended June 30, 2018 and June 30, 2017, respectively. The decrease in gross profit as a percentage of net sales during the six months ended June 30, 2018 compared to the same period in 2017 is primarily attributable to cost increases in raw materials. Liberty expects raw material costs, particularly the cost of steel, to continue to rise during 2018 as the tariffs on imported steel has led to a significant increase in domestic prices. On average, materials account for approximately 60% of the total costs of a safe, with steel accounting for 40% of material costs.
Selling, general and administrative expense
Selling, general and administrative expense was $6.6 million for the six months ended June 30, 2018 compared to $8.1 million for the six months ended June 30, 2017. Selling, general and administrative expense represented 14.9% of net sales in the first half of 2018 and 17.0% of net sales for the same period of 2017. The decrease in selling, general and administrative expense as a percentage of net sales is primarily a result of the decrease in net sales for the six months ended June 30, 2018 as well as a reserve recorded in the first quarter of 2017 related to a national retailer bankruptcy.
Income from operations
Income from operations decreased $0.4 million during the six months ended June 30, 2018 to $4.4 million, compared to the corresponding period in 2017. This decrease was principally based on the factors described above.

Manitoba Harvest

	Six months ended
	June 30, 2018		June 30, 2017
Net sales	$35,869	100.0%	$28,677	100.0%
Gross profit	$16,448	45.9%	$13,057	45.5%
SG&A	$13,757	38.4%	$10,437	36.4%
Operating income	$215	0.6%	$244	0.9%

Net sales
Net sales for the six months ended June 30, 2018 were approximately $35.9 million as compared to $28.7 million for the six months ended June 30, 2017, an increase of $7.2 million, or 25.1%. During the first six months of 2018, Manitoba Harvest experienced strong growth across both the branded and ingredient segments. Strong branded distribution gains and consumer awareness continue to drive sales of our shelled hemp seed and hemp oil products.
Gross profit
Gross profit for the six months ended June 30, 2018 was approximately $16.4 million compared to approximately $13.1 million for the same period in 2017, an increase of $3.4 million. Gross profit as a percentage of net sales was 45.9% in the six months ended June 30, 2018 and 45.5% in the six months ended June 30, 2017. The increase in gross profit as a percentage of net sales in the first six months of 2018 as compared to the same period in the prior year is primarily attributable to a reduction in sales discounts in the current year as compared to the six months ended June 30, 2017.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2018 was approximately $13.8 million as compared to $10.4 million in the six months ended June 30, 2017. Selling, general and administrative expense was 38.4% of net sales in the first six months of 2018 as compared to 36.4% of net sales for the same period in 2017. The increase in selling, general and administrative expense in the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to ongoing investments in key operating capability initiatives such as marketing, sales and research and development.
Income from operations
Income from operations for both the six months ended June 30, 2018 and June 30, 2017 was $0.2 million, based on the factors described above. While gross profit for the six months ended June 30, 2018 increased $3.4 million, the ongoing investment in their business that Manitoba Harvest has made has led to an offsetting increase in selling, general and administrative expense in the current year.

Niche Industrial Businesses
Advanced Circuits

	Six months ended
	June 30, 2018		June 30, 2017
Net sales	$45,030	100.0%	$43,968	100.0%
Gross profit	$20,515	45.6%	$20,010	45.5%
SG&A	$7,346	16.3%	$7,222	16.4%
Operating income	$12,300	27.3%	$11,915	27.1%
Net sales
Net sales for the six months ended June 30, 2018 increased approximately $1.1 million to $45.0 million compared to the six months ended June 30, 2017. The increase in net sales was due to increased sales in Quick-Turn Production PCBs by approximately $0.4 million, Long-Lead Time PCBs by approximately $0.4 million, Subcontract by approximately $0.6 million, and decreased Promotion by approximately $0.5 million. This was partially offset by decreases in Assembly by approximately $0.1 million and Quick-Turn Small-Run PCBs by approximately $0.7 million. On a consolidated basis, Quick-Turn Small-Run PCBs comprised approximately 19.2% of gross sales and Quick-Turn Production PCBs represented approximately 33.6% of gross sales for the six months ended June 30, 2018. Quick-Turn Small-Run PCBs comprised approximately 20.9% of gross sales and Quick-Turn Production PCBs represented approximately 33.2% of gross sales for the six months ended June 30, 2017.
Gross profit
Gross profit as a percentage of net sales increased 10 basis points during the six months ended June 30, 2018 compared to the corresponding period in 2017 (45.6% at June 30, 2018 compared to 45.5% at June 30, 2017) primarily as a result of sales mix.
Selling, general and administrative expense
Selling, general and administrative expense was approximately $7.3 million in the six months ended June 30, 2018 and $7.2 million in the six months ended June 30, 2017. Selling, general and administrative expense represented 16.3% of net sales for the six months ended June 30, 2018 compared to 16.4% of net sales in the corresponding period in 2017.
Income from operations
Income from operations for the six months ended June 30, 2018 was approximately $12.3 million compared to $11.9 million in the same period in 2017, an increase of approximately $0.4 million, principally as a result of the factors described above.

Arnold

	Six months ended
	June 30, 2018		June 30, 2017
Net sales	$60,595	100.0%	$52,932	100.0%
Gross profit	$16,495	27.2%	$13,221	25.0%
SG&A	$9,856	16.3%	$8,911	16.8%
Operating income (loss)	$4,670	7.7%	$(6,551)	(12.4)%
Net sales
Net sales for the six months ended June 30, 2018 were approximately $60.6 million, an increase of $7.7 million compared to the same period in 2017. The increase in net sales is primarily a result of increased demand across various markets. International sales were $24.4 million in the six months ended June 30, 2018 as compared to $21.1 million in the six months ended June 30, 2017, an increase of $3.3 million, primarily as a result of the increase in sales at PMAG.
Gross profit
Gross profit for the six months ended June 30, 2018 was approximately $16.5 million compared to approximately $13.2 million in the same period of 2017. Gross profit as a percentage of net sales increased from 25.0% for the six months ended June 30, 2017 to 27.2% in the six months ended June 30, 2018 principally due to increased sales volume and manufacturing efficiencies.
Selling, general and administrative expense
Selling, general and administrative expense in the six-month period ended June 30, 2018 was $9.9 million, compared to approximately $8.9 million for the six months ended June 30, 2017. Selling, general and administrative expense represented 16.3% of net sales for the six months ended June 30, 2018 compared to 16.8% of net sales in the corresponding period in 2017. During the six months ended June 30, 2017, Arnold had increased legal and professional fees that did not recur in the six months ended June 30, 2018 resulting in the decrease in selling, general and administrative expense as a percentage of net sales during the current year.
Income (loss) from operations
Income from operations for the six months ended June 30, 2018 was approximately $4.7 million, an increase of $11.2 million when compared to the same period in 2017. In the first quarter of 2017, Arnold recorded goodwill impairment expense of $8.9 million related to an interim goodwill impairment test at December 31, 2016. The remaining amount of the increase in income from operations was primarily as a result of those factors described above.

Clean Earth

	Six months ended
	June 30, 2018		June 30, 2017
Net revenues	$128,462	100.0%	$97,694	100.0%
Gross profit	$37,979	29.6%	$26,842	27.5%
SG&A	$22,841	17.8%	$18,423	18.9%
Operating income	$8,217	6.4%	$2,005	2.1%
Net revenues
Net revenues for the six months ended June 30, 2018 were approximately $128.5 million, an increase of $30.8 million, or 31.5%, compared to the same period in 2017. For the six months ended June 30, 2018, contaminated soil revenue increased 19% as compared to the same period last year, which is principally attributable to recent large project awards and the impact of a recent acquisition. Hazardous waste revenues increased 24% principally as a result of a large customer project and recent acquisitions. Net revenues from dredged material increased $9.4 million for the six months ended June 30, 2018 as compared to the same period in 2017 due to the timing of projects. Contaminated soils represented approximately 53% of net revenues for the six months ended June 30, 2018 and 58% of net revenues for the six months ended June 30, 2017.
Gross profit
Gross profit for the six months ended June 30, 2018 was approximately $38.0 million compared to approximately $26.8 million in the same period of 2017, with increases in the gross profit at each of Clean Earth's service lines during the current period and improved processing efficiencies. Gross profit as a percentage of net revenues increased from 27.5% for the six-month period ended June 30, 2017 to 29.6% for the six months ended June 30, 2018.

Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2018 increased to approximately $22.8 million, or 17.8%, of net revenues, as compared to $18.4 million, or 18.9%, of net revenues for the six months ended June 30, 2017. The increase was consistent with the increase in revenues.

Income from operations
Income from operations for the six months ended June 30, 2018 was approximately $8.2 million as compared to $2.0 million for the six months ended June 30, 2017, an increase of $6.2 million, primarily as a result of those factors described above.

Foam Fabricators

	Six months ended
	June 30, 2018		June 30, 2017
	Pro forma		Pro forma
Net sales	$63,684	100.0%	$62,114	100.0%
Gross profit	$16,538	26.0%	$18,479	29.8%
SG&A	$7,398	11.6%	$6,448	10.4%
Operating income	$5,017	7.9%	$7,641	12.3%

Pro forma financial information for Foam Fabricators for the six months ended June 30, 2018 and 2017 includes pre-acquisition results of operations for the period from January 1, 2017 through June 30, 2017, and January 1, 2018 through February 15, 2018, the acquisition date of Foam Fabricators, for comparative purposes. The historical results of Foam Fabricators for the six months ended June 30, 2017 and the period from January 1, 2018 through February 15, 2018 have been adjusted to reflect the purchase accounting adjustments recorded in connection with the acquisition. In the six months ended June 30, 2017, we recorded $0.5 million in stock compensation expense, $0.1 million in depreciation expense and $4.0 million in amortization expense, as well as $0.3 million in management fees that would have been incurred by Foam Fabricators if we owned the company during this period. The historical results of Foam Fabricators for the period from January 1, 2018 through February 15, 2018 have been adjusted to reflect $0.2 million in stock compensation expense,

$0.1 million in depreciation expense, and $1.0 million in amortization expense, as well as $0.1 million in management fees that would have been incurred by Foam Fabricators if we owned the company during this period.
Net sales
Net sales for the six months ended June 30, 2018 were $63.7 million, an increase of $1.6 million, or 2.5%, compared to the six months ended June 30, 2017. The increase in net sales was due to organic growth with the existing customer base, primarily related to the appliance and other packaging categories.
Gross profit
Gross profit as a percentage of net sales was 26.0% and 29.8%, respectively, for the six months ended June 30, 2018 and 2017. The cost of sales for the six months ended June 30, 2018 includes $0.7 million related to the inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the inventory step-up, the gross profit as a percentage of net sales for the six months ended June 30, 2018 was 27.0%, a decrease of 390 basis points compared to the comparable period in the prior year. The decrease in gross profit percentage was primarily due to due to increased raw material costs and, to a lesser degree, increased compensation, benefits and other plant expenses.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2018 was $7.4 million as compared to $6.4 million for the six months ended June 30, 2017, an increase of $1.0 million. Selling, general and administrative expense for the six months ended June 30, 2018 includes $0.9 million in integration service fees paid to CGM and $1.5 million in transaction costs paid in relation to the acquisition of Foam Fabricators. Excluding the integration fees and transaction costs, selling, general and administrative expense for the six months ended June 30, 2018 was $1.4 million lower than the comparable period in the prior year due to lower management bonus expenses.
Income from operations
Income from operations was $5.0 million for the six months ended June 30, 2018 as compared to $7.6 million for the six months ended June 30, 2017, a decrease of $2.6 million based on the factors noted above.

Sterno

	Six months ended
	June 30, 2018		June 30, 2017
	Pro forma		Pro forma
Net sales	$177,996	100.0%	$168,966	100.0%
Gross profit	$40,717	22.9%	$45,935	27.2%
SG&A	$20,585	11.6%	$20,569	12.2%
Operating income	$11,225	6.3%	$16,584	9.8%
Pro forma financial information for Sterno for the six months ended June 30, 2018 and 2017 includes pre-acquisition results of operations for Rimports, which was acquired by Sterno on February 28, 2018. The historical results of Sterno have been adjusted to include the results of Rimports for all periods presented. The historical results of Rimports reflect the purchase accounting adjustments recorded in connection with the acquisition. For the two months ended February 28, 2018, the historical results of Rimports include an additional $1.6 million in amortization expense recorded in connection with the purchase accounting adjustments related to the acquisition, and for the six months ended June 30, 2017, the historical results of Rimports include an additional $4.9 million in amortization expense recorded in connection with the purchase accounting adjustments related to the acquisition.
Net sales
Net sales for the six months ended June 30, 2018 were approximately $178.0 million, an increase of $9.0 million, or 5.3%, compared to the same period in 2017. The sales variance reflects stronger Sterno Products sales with foodservice accounts and increased retail sales of scented wax products and essential oils at Rimports.
Gross profit
Gross profit as a percentage of net sales decreased from 27.2% for the six months ended June 30, 2017 to 22.9% for the same period ended June 30, 2018. Sterno recognized $4.6 million in cost of goods sold in the second quarter of 2018 related to the amortization of the inventory step-up resulting from the purchase price allocation of the Rimports acquisition. After eliminating the effect of the inventory step-up, gross profit as a percentage of net sales was 25.5% for the six months ended June 30, 2018. The decrease in gross profit during the six months ended June 30, 2018 primarily reflects an increase in chemical and other material costs, as well as higher freight and carrier costs.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2018 and 2017 was approximately $20.6 million for both the six months ended June 30, 2018 and 2017. Selling, general and administrative expense represented 11.6% of net sales for the six months ended June 30, 2018 as compared to 12.2% of net sales for the six months ended June 30, 2017. Selling, general and administrative expense decreased as a percentage of net sales during the six months ended June 30, 2018 due to increase in sales during the period, and lower marketing costs, commissions, development expense and reduced legal fees at Sterno Home.
Income from operations
Income from operations for the six months ended June 30, 2018 was approximately $11.2 million, a decrease of $5.4 million when compared to the same period in 2017, primarily as a result of the effect of the inventory step-up expense associated with the Rimports acquisition, as described above.

Liquidity and Capital Resources
Liquidity
At June 30, 2018, we had approximately $37.5 million of cash and cash equivalents on hand, a decrease of $2.4 million as compared to the year ended December 31, 2017. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.
The change in cash and cash equivalents is as follows:
Operating Activities:

	Six months ended
(in thousands)	June 30, 2018	June 30, 2017
Cash provided by operating activities	$35,312	$35,868

For the six months ended June 30, 2018, cash flows provided by operating activities totaled approximately $35.3 million, which represents a $0.6 million decrease compared to cash used in operating activities of $35.9 million during the six-month period ended June 30, 2017. This decrease is principally the result of changes in cash used for working capital in the six months ended June 30, 2018 as compared to the same period in 2017. Cash used in operating activities for working capital for the six months ended June 30, 2018 was $20.1 million, as compared to cash used in operating activities for working capital of $16.1 million for the six months ended June 30, 2017. The increase in cash used for working capital purposes in the current year primarily reflects the effect of our acquisitions that occurred in February 2018.
Investing Activities:

	Six months ended
(in thousands)	June 30, 2018	June 30, 2017
Cash used in investing activities	$(454,715)	$(44,386)

Cash flows used in investing activities for the six months ended June 30, 2018 totaled approximately $454.7 million, compared to cash used in investing activities of $44.4 million in the same period of 2017. In the current year, we acquired Foam Fabricators and Rimports in February, and had two add-on acquisitions at Clean Earth, spending approximately $424.9 million. In the six months ended June 30, 2017, we received approximately $136.1 million related to the sale of our remaining investment in FOX and used approximately $150.8 million for our acquisition of Crosman in June 2017. Capital expenditures in the six months ended June 30, 2018 increased approximately $9.2 million compared to the same period in the prior year, due primarily to expenditures at our 5.11 and Arnold business, as well as the effect of a full year of Crosman ownership, and our Foam Fabricators acquisition. We expect capital expenditures for the full year of 2018 to be approximately $45 million to $55 million.
Financing Activities:

	Six months ended
(in thousands)	June 30, 2018	June 30, 2017
Cash provided by financing activities	$415,358	$8,532

Cash flows provided by financing activities totaled approximately $415.4 million during the six months ended June 30, 2018 compared to cash flows provided by financing activities of $8.5 million during the six months ended June 30, 2017. The 2018 activity primarily related to the financing of our acquisitions of Foam Fabricators and Rimports in February 2018, which were financed through draws on our 2014 Revolving Credit Facility, partially offset by net proceeds of $96.5 million from the Series B Preferred Shares offering in March 2018 which was used to repay a portion of the outstanding amount on the 2014 Revolving Credit Facility. In April 2018, we issued $400.0 million in Senior Notes and amended our credit facility. The proceeds from the issuance of the Senior Notes were used to pay down outstanding amounts under our credit facility. Concurrently with the issuance of our Senior Notes, we refinanced our 2014 Credit Facility and reduced the amount outstanding amount on our term loan from $558.6 million to $500 million. In addition to activity on our credit facility, financing activities reflect the payment of our quarterly common share distributions ($43.1 million in 2018 and 2017) and preferred share distributions ($3.6 million in 2018), and the payment of a profit allocation ($39.2 million in 2017) related to the sale of our FOX shares.
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

In the first quarter of 2018, we amended the credit facility with Arnold whereby the maturity date of the Term A loan was extended to February 2024, and the maturity date of the Term B loan was extended to February 2025, and the financial covenants in the Arnold credit facility were updated to reflect changes in the company subsequent to acquisition in March 2012. Additionally, due to significant capital expenditures related to the implementation of a new ERP system, warehouse expansion and retail roll out, we have granted 5.11 waivers under their intercompany debt agreement effective as of the quarter ended September 30, 2017 through December 31, 2018. The waivers permit 5.11 to increase its allowable capital expenditure limits and exclude certain capital expenditures associated with the ERP system and warehouse expansion from the calculation of the fixed charge coverage ratio. Manitoba Harvest was not in compliance with the financial covenants under their intercompany loan agreement at December 31, 2017, and we amended the Manitoba Harvest intercompany debt agreement to grant a waiver to them through December 31, 2018. Except as previously noted, all of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at June 30, 2018.

As of June 30, 2018, we had the following outstanding loans due from each of our businesses:

(in thousands)
5.11 Tactical	$203,328
Crosman	$95,325
Ergobaby	$59,110
Liberty	$47,559
Manitoba Harvest	$48,168
Advanced Circuits	$85,525
Arnold	$71,780
Clean Earth	$205,949
Foam Fabricators	$107,958
Sterno	$264,006

Our primary source of cash is from the receipt of interest and principal on the outstanding loans to our businesses. Accordingly, we are dependent upon the earnings of and cash flow from these businesses, which are available for (i) operating expenses; (ii) payment of principal and interest under our 2018 Credit Facility; (iii) payments to CGM due pursuant to the MSA and the LLC Agreement; (iv) cash distributions to our shareholders; and (v) investments in future acquisitions. Payments made under (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures.
We believe that we currently have sufficient liquidity and capital resources to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our board of directors, over the next twelve months.
Financing Arrangements
2018 Credit Facility
In April 2018, we entered into an Amended and Restated Credit Agreement to amend and restate the 2014 Credit Facility, originally dated as of June 6, 2014 (as previously amended, the “Existing Credit Agreement” and as further amended by the Amended and Restated Credit Agreement, the “2018 Credit Agreement”). The 2018 Credit Agreement provides for (i) revolving loans, swing line loans and letters of credit (the “2018 Revolving Line of Credit”) up to a maximum aggregate amount of $600 million (the “2018 Revolving Loan Commitment”), and (ii) a $500 million term loan (the “2018 Term Loan”).
Under the 2018 Term Loan, advances under term loans can be either Eurodollar rate loans or base rate loans. Eurodollar rate term loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum based on the Eurodollar Rate for such interest period plus a margin of either 2.25% or 2.50%, based on the Consolidated Total Leverage Ratio. Base rate term loans bear interest on the outstanding principal amount thereof from the applicable borrowing date at a rate per annum equal to the Base Rate plus either 1.25% or 1.50%, based on the Consolidated Total Leverage Ratio. The initial 2018 Term Loan was advanced as a Eurodollar rate loan. Advances under the 2018 Revolving Line of Credit can be either Eurodollar rate loans or base rate loans. Eurodollar rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum based on the London Interbank Offered Rate approved by the Agent (the “Eurodollar Rate”) for such interest period plus a margin ranging from 1.50% to 2.50%, based on the ratio of consolidated net indebtedness to adjusted consolidated earnings before interest expense, tax expense, and depreciation and amortization expenses for such period (the “Consolidated Total Leverage Ratio”). Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the Agent as its “prime rate”, and (iii) Eurodollar Rate plus 1.0% (the “Base Rate”), plus a margin ranging from 0.50% to 1.50%, based on its Consolidated Total Leverage Ratio.
(Refer to Note H - "Debt" of the condensed consolidated financial statements for a complete description of our 2018 Credit Facility.)

We had $507.7 million in net availability under the 2018 Revolving Credit Facility at June 30, 2018. The outstanding borrowings under the 2018 Revolving Credit Facility include $0.3 million of outstanding letters of credit at June 30, 2018.

Senior Notes
On April 18, 2018, we consummated the issuance and sale of $400 million aggregate principal amount of our Senior Notes offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons under Regulation S under the Securities Act. We used the net proceeds from the sale of the Notes to repay debt under our existing credit facilities in connection with a concurrent refinancing transaction described above. The Notes were issued pursuant to an indenture, dated as of April 18, 2018 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The Notes will bear interest at the rate of 8.000% per annum and will mature on May 1, 2026. Interest on the Notes is payable in cash on May 1st and November 1st of each year, beginning on November 1, 2018. The Notes are general senior unsecured obligations of the Company and are not guaranteed by our subsidiaries.
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

The following table reflects required and actual financial ratios as of June 30, 2018 included as part of the affirmative covenants in our 2018 Credit Facility.

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio
Fixed Charge Coverage Ratio	Greater than or equal to 1.50:1.0	4:47:1.0
Total Secured Debt to EBITDA Ratio	Less than or equal to 3.00:1.0	2.11:1.0
Total Debt to EBITDA Ratio	Less than or equal to 5.00:1.0	3.54:1.0
Interest Expense
The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Six months ended June 30,
	2018	2017
Interest on credit facilities	$15,581	$12,015
Unused fee on Revolving Credit Facility	855	1,473
Amortization of original issue discount	424	524
Interest on Senior Notes	6,488	—
Unrealized (gain) loss on interest rate derivative (1)	(3,900)	1,268
Letter of credit fees	4	51
Other	342	310
Interest expense	$19,794	$15,641
Average daily balance of debt outstanding	$900,092	$596,404
Effective interest rate (1)	4.4%	5.2%

(1) On September 16, 2014, we purchased an interest rate swap (the "Swap") with a notional amount of $220 million effective April 1, 2016 through June 6, 2021. The agreement requires us to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At June 30, 2018, the Swap had a fair value of $1.1 million, reflecting the present value of future payments and receipts under the agreement and is reflected as a component of interest expense and current and other non-current liabilities.

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

Reconciliation of Net income (Loss) to EBITDA and Adjusted EBITDA
EBITDA – EBITDA is calculated as net income (loss) before interest expense, income tax expense (benefit), depreciation expense and amortization expense. Amortization expenses consist of amortization of intangibles and debt charges, including debt issuance costs, discounts, etc.
Adjusted EBITDA – Adjusted EBITDA is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by: (i) noncontrolling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting, due diligence, etc.) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805; (iii) management fees, which reflect fees due quarterly to our Manager in connection with our MSA, as well as Integration Services Fees paid by newly acquired companies; (iv) impairment charges, which reflect write downs to goodwill or other intangible assets; (v) gains or losses recorded in connection with our investment; (vi) gains or losses recorded in connection with the sale of fixed assets and (vii) foreign currency transaction gains or losses incurred in connection with the conversion of intercompany debt from a foreign functional currency to U.S. dollar.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Six months ended June 30, 2018

	Corporate	5.11	Crosman	Ergobaby	Liberty	Manitoba Harvest	ACI	Arnold	Clean Earth	Foam	Sterno	Consolidated
Net income (loss)	$(2,363)	$(5,873)	$(567)	$2,279	$1,731	$(1,598)	$6,969	$(980)	$(59)	$184	$(811)	$(1,088)
Adjusted for:
Provision (benefit) for income taxes	—	(1,321)	(374)	911	598	(673)	1,434	2,346	379	(208)	(1,299)	1,793
Interest expense, net	19,440	5	148	1	—	8	(1)	—	165	—	—	19,766
Intercompany interest	(46,457)	8,438	3,977	2,588	2,060	2,415	3,739	3,145	7,438	3,511	9,148	2
Depreciation and amortization	1,137	10,774	4,118	4,303	756	3,257	1,673	3,194	11,297	4,879	14,067	59,455
EBITDA	(28,243)	12,023	7,302	10,082	5,145	3,409	13,814	7,705	19,220	8,366	21,105	79,928
Gain on sale of business	(1,165)	—	—	—	—	—	—	—	—	—	—	(1,165)
(Gain) loss on sale of fixed assets	—	—	—	—	59	6	—	48	40	6	—	159
Noncontrolling shareholder compensation	—	1,235	764	503	28	389	12	77	777	339	1,041	5,165
Acquisition expenses and other	5	—	—	—	—	—	—	—	158	1,552	632	2,347
Integration services fee	—	—	750	—	—	—	—	—	—	844	—	1,594
Loss on foreign currency transaction and other	2,247	—	—	—	—	—	—	—	—	—	—	2,247
Management fees	19,154	500	250	250	250	175	250	250	250	281	250	21,860
Adjusted EBITDA	$(8,002)	$13,758	$9,066	$10,835	$5,482	$3,979	$14,076	$8,080	$20,445	$11,388	$23,028	$112,135

Adjusted EBITDA
Six months ended June 30, 2017

	Corporate	5.11	Crosman	Ergo	Liberty	Manitoba Harvest	ACI	Arnold	Clean Earth	Foam	Sterno	Consolidated
Net income (loss)	$(7,741)	$(12,573)	$(1,053)	$770	$1,837	$(1,787)	$6,074	$(10,684)	$(3,079)		$4,361	$(23,875)
Adjusted for:										Not Applicable
Provision (benefit) for income taxes	—	(9,079)	227	4,205	1,013	(481)	1,434	548	(1,895)		1,834	(2,194)
Interest expense, net	15,333	50	4	—	—	7	(11)	—	171		—	15,554
Intercompany interest	(31,775)	7,035	590	3,184	1,972	2,252	4,161	3,426	6,648		2,507	—
Depreciation and amortization	677	30,784	272	6,926	980	3,087	1,832	3,679	10,695		6,110	65,042
EBITDA	(23,506)	16,217	40	15,085	5,802	3,078	13,490	(3,031)	12,540		14,812	54,527
Gain on sale of businesses	(340)	—	—	—	—	—	—	—	—		—	(340)
(Gain) loss on sale of fixed assets	—	—	—	(2)	29	(71)	(10)	(9)	(43)		455	349
Noncontrolling shareholder compensation	—	1,165	—	321	(3)	508	12	100	777		370	3,250
Impairment expense	—	—	—	—	—	—	—	8,864	—		—	8,864
Acquisition related expenses	—	—	1,473	—	—	—	—	—	—		—	1,473
Integration services fee	—	1,750	—	—	—	—	—	—	—		—	1,750
Gain on equity method investment	5,620	—	—	—	—	—	—	—	—		—	5,620
Gain on foreign currency transaction and other	(1,650)	—	—	—	—	—	—	—	—		—	(1,650)
Management fees	13,816	500	40	250	250	175	250	250	250		250	16,031
Adjusted EBITDA	$(6,060)	$19,632	$1,553	$15,654	$6,078	$3,690	$13,742	$6,174	$13,524		$15,887	$89,874

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
The following table reconciles CAD to net income (loss) and cash flows provided by operating activities, which we consider to be the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017
Net loss	$(1,088)	$(23,875)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	57,131	62,582
Impairment expense	—	8,864
Gain on sale of businesses	(1,165)	(340)
Amortization of debt issuance costs and original issue discount	2,324	2,460
Unrealized (gain) loss on interest rate hedges	(3,900)	1,268
Loss on equity method investment	—	5,620
Noncontrolling shareholder charges	5,165	3,250
Provision for loss on receivables	98	3,327
Deferred taxes	(3,242)	(11,940)
Other	135	704
Changes in operating assets and liabilities	(20,146)	(16,052)
Net cash provided by operating activities	35,312	35,868
Plus:
Unused fee on revolving credit facility	855	1,473
Integration services fee (1)	1,594	1,750
Successful acquisition costs	2,347	1,473
Realized loss from foreign currency (2)	2,247	—
Changes in operating assets and liabilities	20,146	16,052
Other	791	—
Less:
Payment of interest rate swap	1,086	2,115
Maintenance capital expenditures: (3)
Compass Group Diversified Holdings LLC	—	—
5.11 Tactical	2,429	1,931
Advanced Circuits	523	111
Arnold	2,123	1,660
Clean Earth	3,313	2,753
Crosman	2,299	455
Ergobaby	407	490
Foam Fabricators	940	—
Liberty	935	299
Manitoba Harvest	257	303
Sterno	1,042	1,066
Realized gain from foreign currency (2)	—	1,650
Other (4)	—	3,366
Preferred share distribution	3,625	—
Estimated cash flow available for distribution and reinvestment	$44,313	$40,417

Distribution paid in April 2018/2017	$(21,564)	$(21,564)
Distribution paid in July 2018/2017	(21,564)	(21,564)
	$(43,128)	$(43,128)

(1) Represents fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership, payable quarterly.
(2) Reflects the foreign currency transaction gain or loss resulting from the Canadian dollar intercompany loans issued to Manitoba Harvest.

(3)
Represents maintenance capital expenditures that were funded from operating cash flow, net of proceeds from the sale of property, plant and equipment, and excludes growth capital expenditures of approximately $14.5 million for the six months ended June 30, 2018 and $10.4 million for the six months ended June 30, 2017.

(4)	Includes amounts for the establishment of accounts receivable reserves related to a retail customer who filed bankruptcy during 2017.

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

Related Party Transactions
Integrations Services Agreements
Foam Fabricators, which was acquired in 2018, and Crosman, which was acquired in 2017, entered into Integration Services Agreements ("ISA") with CGM.  The ISA provides for CGM to provide services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act and align the acquired entity's policies and procedures with our other subsidiaries.  Each ISA is for the twelve-month period subsequent to the acquisition. Crosman paid CGM $0.75 million in integration services fees during 2017 and $0.75 million in integration services fees in 2018. Foam Fabricators will pay CGM $2.25 million over the term of the ISA, $2.0 million in 2018 and $0.25 million in 2019.
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

5.11 - Related Party Vendor Purchases
5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the three and six months ended June 30, 2018, 5.11 purchased approximately $1.4 million and $2.0 million, respectively, in inventory from the vendor.
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

The table below summarizes the payment schedule of our contractual obligations at June 30, 2018:

(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$1,341,644	$39,117	$120,800	$193,746	$987,981
Operating lease obligations (2)	137,291	22,646	41,057	28,679	44,909
Purchase obligations (3)	429,450	240,580	111,037	74,141	3,692
Total (4)	$1,908,385	$302,343	$272,894	$296,566	$1,036,582

(1)	Reflects amounts due under our 2018 Credit Facility, as well as our Senior Notes, together with interest on our debt obligations.

(2)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms.

(3)
Reflects non-cancelable commitments as of June 30, 2018, including: (i) shareholder distributions of $93.5 million; (ii) estimated management fees of $36.4 million per year over the next five years; and (iii) other obligations including amounts due under employment agreements. Distributions to our shareholders are approved by our board of directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.

(4)
The contractual obligation table does not include approximately $1.1 million in liabilities associated with unrecognized tax benefits as of June 30, 2018 as the timing of the recognition of this liability is not certain. The amount of the liability is not expected to significantly change in the next twelve months.

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
Goodwill represents the excess amount of the purchase price over the fair value of the assets acquired. Our goodwill and indefinite lived intangible assets are tested for impairment on an annual basis as of March 31st, and if current events or circumstances require, on an interim basis. Goodwill is allocated to various reporting units, which are generally an operating segment or one level below the operating segment. Each of our businesses represents a reporting unit except Arnold, which we determined comprised three reporting units when it was acquired in March 2012. As a result of changes implemented by Arnold management during 2016 and 2017, we reassessed the reporting units at Arnold as of the annual impairment testing date in 2018. After evaluating changes in the operation of the reporting units that led to increased integration and altered how the financial results of the Arnold operating segment were assessed by Arnold management, the Company determined that the previously identified reporting units no longer operate in the same manner as they did when the Company acquired Arnold. As a result, the separate Arnold reporting units were determined to only comprise one reporting unit at the Arnold operating segment level as of March 31, 2018. As part of the exercise of combining the separate Arnold reporting units into one reporting unit, we performed "before" and "after" goodwill impairment testing, whereby we performed the annual impairment testing for each of the existing reporting units of Arnold and then subsequent to the completion of the annual impairment testing of the separate reporting units, we performed a quantitative impairment test of the Arnold operating segment, which will represent the reporting unit for future impairment tests.
We use a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment testing. The qualitative factors we consider include, in part, the general macroeconomic environment, industry and market specific conditions for each reporting unit, financial performance including actual versus planned results and results of relevant prior periods, operating costs and cost impacts, as well as issues or events specific to the reporting unit. As part of the assessment of the Arnold reporting units at March 31, 2018, we performed impairment testing on the three separate reporting units. Two of the Arnold reporting units, PMAG and PTM, were tested qualitatively, while a quantitative impairment test was performed on the Flexmag reporting unit because we could not determine that it was more-likely than-not that the fair value of a reporting unit exceeded its carrying value. We then performed a quantitative impairment test of the Arnold operating segment, which combined the three reporting units. The results of the quantitative impairment testing of the Arnold reporting unit indicated that the fair value of the Arnold reporting unit exceeded the carrying value. For the reporting units that were tested qualitatively, the results of the qualitative analysis indicated that the fair value exceeded their carrying value.
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
Indefinite-lived intangible assets
We use a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. Our indefinite-lived intangible assets consist of trade names with a carrying value of approximately $70.7 million. The Manitoba Harvest trade name was tested for impairment as part of the interim impairment testing for Manitoba Harvest at December 31, 2017 as noted above. The results of the qualitative analysis of our other reporting unit's indefinite-lived intangible assets, which we completed as of March 31, 2018, indicated that the fair value of the indefinite lived intangible assets exceeded their carrying value.
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued a comprehensive new revenue recognition standard. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the standard requires disclosure of the amount, timing and uncertainty of cash flows arising from contracts with customers. The new standard, and all related amendments, was effective for us beginning January 1, 2018 and was adopted using the modified retrospective method for all contracts not completed as of the date of adoption.
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
The adoption of the new revenue guidance represents a change in accounting principle that will more closely align revenue recognition with the transfer of control of our goods and services and will provide financial statement readers with enhanced disclosures. In accordance with the new revenue guidance, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from customers which are subsequently remitted to government authorities. The impacts from the adoption of the new revenue guidance primarily relates to the timing of revenue recognition for variable consideration received, consideration payable to a customer and recording right of return assets. Although these differences have been identified, the total impact to each reportable segment will not be material to the consolidated financial statements. In addition, the accounting for the estimate of variable consideration in our contracts is not materially different compared to our current practice. The Company has established monitoring controls to identify new sales arrangements and changes in our business environment that could impact our current accounting assessment.
Recent Accounting Pronouncements
Refer to Note A - "Presentation and Principles of Consolidation" of the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

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

ITEM 4. CONTROLS AND PROCEDURES
As required by Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15(b), Holdings’ Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2018. Based on that evaluation, the Holdings’ Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of June 30, 2018.

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
Date: 8/1/2018
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: 8/1/2018

EXHIBIT INDEX

Description

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