Form 10-Q
period 2018-09-30
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2018-10-31
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, there were 59,900,000 Trust common shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2018

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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
(in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,156	$39,885
Accounts receivable, net	308,627	215,108
Inventories	328,548	246,928
Prepaid expenses and other current assets	38,479	24,897
Total current assets	711,810	526,818
Property, plant and equipment, net	226,270	173,081
Goodwill	736,947	531,689
Intangible assets, net	750,072	580,517
Other non-current assets	12,666	8,198
Total assets	$2,437,765	$1,820,303
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$105,865	$84,538
Accrued expenses	145,034	106,873
Due to related party	10,891	7,796
Current portion, long-term debt	5,000	5,685
Other current liabilities	16,181	7,301
Total current liabilities	282,971	212,193
Deferred income taxes	78,207	81,049
Long-term debt	1,104,348	584,347
Other non-current liabilities	18,212	16,715
Total liabilities	1,483,738	894,304
Commitments and contingencies
Stockholders’ equity
Trust preferred shares, 50,000 authorized; 8,000 shares issued and outstanding at September 30, 2018 and 4,000 shares issued and outstanding at December 31, 2017
Series A preferred shares, no par value; 4,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	96,417	96,417
Series B preferred shares, no par value; 4,000 shares issued and outstanding at September 30, 2018	96,504	—
Trust common shares, no par value, 500,000 authorized; 59,900 shares issued and outstanding at September 30, 2018 and December 31, 2017	924,680	924,680
Accumulated other comprehensive loss	(4,354)	(2,573)
Accumulated deficit	(216,929)	(145,316)
Total stockholders’ equity attributable to Holdings	896,318	873,208
Noncontrolling interest	57,709	52,791
Total stockholders’ equity	954,027	925,999
Total liabilities and stockholders’ equity	$2,437,765	$1,820,303
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Net revenues	$448,700	$323,957	$1,239,150	$921,330
Cost of revenues	298,996	206,232	812,653	599,552
Gross profit	149,704	117,725	426,497	321,778
Operating expenses:
Selling, general and administrative expense	96,906	80,804	295,178	239,102
Management fees	10,982	8,277	32,842	24,308
Amortization expense	17,562	14,167	49,280	39,256
Impairment expense	—	—	—	8,864
Operating income	24,254	14,477	49,197	10,248
Other income (expense):
Interest expense, net	(15,699)	(6,945)	(35,465)	(22,499)
Amortization of debt issuance costs	(927)	(1,004)	(2,978)	(2,940)
Loss on investment in FOX	—	—	—	(5,620)
Other income (expense), net	492	2,020	(3,094)	2,950
Income (loss) from continuing operations before income taxes	8,120	8,548	7,660	(17,861)
Provision (benefit) for income taxes	2,354	192	4,147	(2,002)
Income (loss) from continuing operations	5,766	8,356	3,513	(15,859)
Gain on sale of discontinued operations, net of income tax	—	—	1,165	340
Net income (loss)	5,766	8,356	4,678	(15,519)
Less: Net income attributable to noncontrolling interest	1,040	650	3,201	2,492
Net income (loss) attributable to Holdings	$4,726	$7,706	$1,477	$(18,011)

Amounts attributable to Holdings
Income (loss) from continuing operations	$4,726	$7,706	$312	$(18,351)
Gain on sale of discontinued operations, net of income tax	—	—	1,165	340
Net income (loss) attributable to Holdings	$4,726	$7,706	$1,477	$(18,011)
Basic income (loss) per common share attributable to Holdings (refer to Note I)
Continuing operations	$(0.07)	$0.10	$(0.22)	$(1.03)
Discontinued operations	—	—	0.02	0.01
	$(0.07)	$0.10	$(0.20)	$(1.02)

Basic weighted average number of shares of common shares outstanding	59,900	59,900	59,900	59,900
Cash distributions declared per Trust common share (refer to Note I)	$0.36	$0.36	$1.08	$1.08

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017

Net income (loss)	$5,766	$8,356	$4,678	$(15,519)
Other comprehensive income (loss)
Foreign currency translation adjustments	1,603	3,370	(2,424)	6,955
Pension benefit liability, net	34	(4)	643	376
Other comprehensive income (loss)	1,637	3,366	(1,781)	7,331
Total comprehensive income (loss), net of tax	7,403	11,722	2,897	(8,188)
Less: Net income attributable to noncontrolling interests	1,040	650	3,201	2,492
Less: Other comprehensive income (loss) attributable to noncontrolling interests	266	675	(462)	1,336
Total comprehensive income (loss) attributable to Holdings, net of tax	$6,097	$10,397	$158	$(12,016)

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares		Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Total Stockholders’ Equity
	Series A	Series B
Balance — January 1, 2017	$—	$—	$924,680	$(58,760)	$(9,515)	$856,405	$38,139	$894,544
Net income (loss)	—	—	—	(18,011)	—	(18,011)	2,492	(15,519)
Total comprehensive loss, net	—	—	—	—	7,331	7,331	—	7,331
Issuance of Trust preferred shares, net of offering costs	96,417	—	—	—	—	96,417	—	96,417
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	4,952	4,952
Effect of subsidiary stock option exercise	—	—	—	—	—	—	1,222	1,222
Issuance of subsidiary shares	—	—	—	—	—	—	40	40
Acquisition of Velocity Outdoor (formerly Crosman)	—	—	—	—	—	—	781	781
Distributions paid - Allocation Interests	—	—	—	(25,834)	—	(25,834)	—	(25,834)
Distributions paid - Trust Common Shares	—	—	—	(64,692)	—	(64,692)	—	(64,692)
Balance — September 30, 2017	$96,417	—	$924,680	$(167,297)	$(2,184)	$851,616	$47,626	$899,242

Balance — January 1, 2018	$96,417	—	$924,680	$(145,316)	$(2,573)	$873,208	$52,791	$925,999
Net income (loss)	—	—	—	1,477	—	1,477	3,201	4,678
Total comprehensive loss, net	—	—	—	—	(1,781)	(1,781)	—	(1,781)
Issuance of Trust preferred shares, net of offering costs	—	96,504	—	—	—	96,504	—	96,504
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	7,694	7,694
Effect of subsidiary stock option exercise	—	—	—	—	—	—	395	395
Purchase of noncontrolling interest	—	—	—	—	—	—	(6,372)	(6,372)
Distributions paid - Trust Common Shares	—	—	—	(64,692)	—	(64,692)	—	(64,692)
Distributions paid - Trust Preferred Shares	—	—	—	(8,398)	—	(8,398)	—	(8,398)
Balance — September 30, 2018	$96,417	$96,504	$924,680	$(216,929)	$(4,354)	$896,318	$57,709	$954,027
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income (loss)	$4,678	$(15,519)
Gain on sale of discontinued operations, net	1,165	340
Net income (loss) from continuing operations	3,513	(15,859)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	31,272	24,505
Amortization expense	56,606	64,154
Impairment expense	—	8,864
Amortization of debt issuance costs and original issue discount	3,403	3,721
Unrealized (gain) loss on interest rate swap	(4,649)	1,178
Noncontrolling stockholder stock based compensation	7,694	4,952
Excess tax benefit from subsidiary stock options exercised	—	(417)
Loss on investment in FOX	—	5,620
Provision for loss on receivables	459	4,310
Deferred taxes	(6,622)	(17,937)
Other	46	494
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(37,103)	(1,015)
Inventories	(31,242)	(24,222)
Other current and non-current assets	(9,434)	(4,501)
Accounts payable and accrued expenses	44,829	5,389
Cash provided by operating activities	58,772	59,236
Cash flows from investing activities:
Acquisitions, net of cash acquired	(551,873)	(164,742)
Purchases of property and equipment	(41,158)	(30,955)
Net proceeds from sale of equity investment	—	136,147
Payment of interest rate swap	(1,444)	(3,050)
Proceeds from sale of business	—	340
Other investing activities	(230)	(696)
Cash used in investing activities	(594,705)	(62,956)

COMPASS DIVERSIFIED HOLDINGS CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
(in thousands)	2018	2017
Cash flows from financing activities:
Proceeds from the issuance of Trust preferred shares, net	96,504	96,417
Borrowings under credit facility	1,252,750	214,500
Repayments under credit facility	(1,125,473)	(197,664)
Issuance of Senior Notes	400,000	—
Distributions paid - common shares	(64,692)	(64,692)
Distributions paid - preferred shares	(8,398)	—
Net proceeds provided by noncontrolling shareholders	395	821
Distributions paid to allocation interest holders (refer to Note I)	—	(39,188)
Repurchase of subsidiary stock	(6,372)	—
Excess tax benefit from subsidiary stock options exercised	—	417
Debt issuance costs	(14,887)	(1,433)
Other	1,461	(1,316)
Net cash provided by financing activities	531,288	7,862
Foreign currency impact on cash	916	(2,427)
Net decrease in cash and cash equivalents	(3,729)	1,715
Cash and cash equivalents — beginning of period	39,885	39,772
Cash and cash equivalents — end of period	$36,156	$41,487

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

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
The Company is a controlling owner of ten businesses, or reportable operating segments, at September 30, 2018. The segments are as follows: 5.11 Acquisition Corp. ("5.11" or "5.11 Tactical"), Velocity Outdoor, Inc. (formerly Crosman Corp.) ("Velocity Outdoor" or "Velocity"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Liberty Safe and Security Products, Inc. ("Liberty Safe" or "Liberty"), Fresh Hemp Foods Ltd. ("Manitoba Harvest"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold"), Clean Earth Holdings, Inc. ("Clean Earth"), FFI Compass Inc. ("Foam Fabricators" or "Foam") and Sterno Products, LLC ("Sterno"). Refer to Note D - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability company ("CGM" or the "Manager"), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a management services agreement ("MSA").
Basis of Presentation
The condensed consolidated financial statements for the three and nine month periods ended September 30, 2018 and September 30, 2017, are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Seasonality
Earnings of certain of the Company’s operating segments are seasonal in nature. Earnings from Liberty are typically lowest in the second quarter due to lower demand for safes at the onset of summer. Velocity Outdoor typically has higher sales in the third and fourth quarter each year, reflecting the hunting and holiday seasons. Earnings from Clean Earth are typically lower during the winter months due to the limits on outdoor construction and development activity because of the colder weather in the Northeastern United States. Sterno typically has higher sales in the second and fourth quarter of each year, reflecting the outdoor summer and holiday seasons, respectively.
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
Recently Issued Accounting Pronouncements
Leases
In February 2016, the FASB issued an accounting standard update related to the accounting for leases (Leases "Topic 842") which will require an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The standard update offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, the new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Accordingly, this standard is effective for the Company on January 1, 2019. In July 2018, the FASB issued two updates to Topic 842 to clarify how to apply certain aspects of the new lease standard, and to give entities another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows entities to not apply the new lease standard in the comparative periods presented in the financial statements in the year of adoption. The Company is currently evaluating the effects of adoption of this new standard on the Company’s consolidated financial statements as well as the expected transition method that will be used.  This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population, analyzing the practical expedients available, implementing processes and information technology tools to assist in our ongoing lease data collection and analysis and updating our accounting policies and internal controls that will be impacted by Topic 842. Based on a preliminary assessment, the Company expects that most of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on the consolidated balance sheet. The Company is continuing its assessment, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.
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

	Preliminary Purchase Allocation	Measurement Period Adjustments	Final Purchase Allocation
(in thousands)	As of 2/15/18		As of 9/30/18
Assets:
Cash	$6,282	$—	$6,282
Accounts receivable (1)	19,058	—	19,058
Inventory (2)	13,218	(6)	13,212
Property, plant and equipment (3)	23,485	4,885	28,370
Intangible assets	121,392	(3,050)	118,342
Goodwill	71,489	1,219	72,708
Other current and noncurrent assets	2,945	—	2,945
Total assets	257,869	3,048	260,917

Liabilities:
Current liabilities	5,968	—	5,968
Other liabilities	115,033		115,033
Total liabilities	121,001	—	121,001

Net assets acquired	136,868	3,048	139,916
Intercompany loans to business	115,033	—	115,033
	$251,901	$3,048	$254,949

Acquisition Consideration
Purchase price	$247,500	$—	$247,500
Cash acquired	3,646	2,433	3,188
Working capital adjustment	755	615	4,261
Total purchase consideration	$251,901	$3,048	$254,949
Less: Transaction costs	1,552	—	1,552
Purchase price, net	$250,349	$3,048	$253,397

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
The intangible assets recorded related to the Foam Fabricators acquisition are as follows (in thousands):

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

	Preliminary Purchase Allocation	Measurement Period Adjustments	Preliminary Purchase Allocation
(in thousands)	As of 2/26/18		As of 9/30/18
Assets:
Cash	$10,025	$—	$10,025
Accounts receivable (1)	21,431	—	21,431
Inventory	29,691	4,711	34,402
Property, plant and equipment	1,493	1,886	3,379
Intangible assets	—	86,890	86,890
Goodwill	121,364	(109,746)	11,618
Other current and noncurrent assets	446	—	446
Total assets	184,450	(16,259)	168,191

Liabilities
Current liabilities	9,034	—	9,034
Other liabilities (2)	25,000	(20,900)	4,100
Total liabilities	34,034	(20,900)	13,134

Net assets acquired	$150,416	$4,641	$155,057

Acquisition Consideration
Purchase price	$145,000	$—	$145,000
Cash acquired	9,500	525	10,025
Working capital adjustment	(4,084)	4,116	32
Total purchase consideration	150,416	4,641	155,057
Less: Transaction costs	632	—	632
Purchase price, net	$149,784	$4,641	$154,425

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

Acquisition of Velocity Outdoor (formerly Crosman Corp.)
On June 2, 2017, CBCP Acquisition Corp. (the "Buyer"), a wholly owned subsidiary of the Company, entered into an equity purchase agreement pursuant to which it acquired all of the outstanding equity interests of Bullseye Acquisition Corporation, the indirect owner of the equity interests of Crosman Corp. which is now known as Velocity Outdoor. Velocity Outdoor is a designer, manufacturer and marketer of airguns, archery products, laser aiming devices and related accessories. Headquartered in Bloomfield, New York, Velocity Outdoor serves over 425 customers worldwide, including mass merchants, sporting goods retailers, online channels and distributors serving smaller specialty stores and international markets.
The Company made loans to, and purchased an initial 98.9% controlling interest in Velocity. The purchase price, including proceeds from noncontrolling interests and net of transaction costs, was approximately $150.4 million. Velocity's management invested in the transaction along with the Company, representing approximately 1.1% of the initial noncontrolling interest on a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and provided integration services during the first year of the Company's ownership of Velocity Outdoor. CGM received integration service fees of $1.5 million payable quarterly over a twelve month period as services were rendered beginning in the quarter ended September 30, 2017. The Company incurred $1.5 million of transaction costs in conjunction with the Velocity acquisition, which was included in selling, general and administrative expense in the consolidated results of operations in the second quarter of 2017. The results of operations of Velocity Outdoor have been included in the consolidated results of operations since the date of acquisition. Velocity's results of operations are reported as a separate operating segment as a branded consumer business.

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
Unaudited pro forma information
The following unaudited pro forma data for the nine months ended September 30, 2018 and the three and nine months ended September 30, 2017 gives effect to the acquisition of Velocity, Foam Fabricators and Sterno's acquisition of Rimports, as described above, as if the acquisitions had been completed as of January 1, 2017. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies and should not be construed as representing results for any future period.

	Three months ended September 30,	Nine months ended September 30,
(in thousands)	2017	2018	2017
Net sales	$400,014	$1,278,978	$1,159,717
Gross profit	139,596	436,915	390,620
Operating income	24,239	52,305	33,797
Net loss	12,141	1,876	(8,448)
Net loss attributable to Holdings	11,491	(1,325)	(10,940)
Basic and fully diluted net loss per share attributable to Holdings	$0.16	$(0.25)	$(0.90)
Other acquisitions
Clean Earth
On May 23, 2018, Clean Earth acquired all of the outstanding capital stock of Environmental Soil Management, Inc. (“ESMI”), located in Fort Edward, New York and Loudon, New Hampshire. The acquisition provided Clean Earth the opportunity to geographically expand their soil and hazardous waste solutions in the New York and New England market. The purchase price was approximately $30.7 million. In connection with the acquisition, Clean Earth recorded a preliminary purchase price allocation of approximately $8.4 million in goodwill, and $10.4 million in intangible assets.
On September 5, 2018, Clean Earth acquired the assets of Disposal and Recycling Technologies, Inc. ("DART"), for a purchase price of approximately $17.6 million. DART has a RCRA Part B hazardous waste site in Charlotte, North Carolina and a water waste treatment facility in Detroit, Michigan. The acquisition of DART expands Clean Earth's geographical reach in the Midwest and Mid-Atlantic hazardous and non-hazardous waste markets and represents Clean Earth's first water waste treatment facility. Clean Earth has not completed the preliminary purchase price for DART and therefore has recorded the excess amount of the purchase price over net assets acquired as goodwill at September 30, 2018.
Velocity Outdoor
On September 4, 2018, Velocity Outdoor (formerly "Crosman Corp.") acquired all of the outstanding membership interests in Ravin Crossbows, LLC ("Ravin") for a purchase price of approximately $98.0 million, net of transaction costs, plus a potential earn-out of up to $25.0 million based on gross profit levels for the trailing twelve month period ending December 31, 2018. Velocity funded the acquisition and payment of related transaction costs through the issuance of an additional $38.9 million in intercompany loans and the issuance of additional equity to the Company of $60.6 million. Velocity has not completed the preliminary purchase price allocation for Ravin and has therefore recorded the excess amount of the purchase price over assets acquired less liabilities assumed of $86.9 million as goodwill at September 30, 2018. The potential earn-out has been valued at $8.1 million based on actual results to date and a forecast for the fourth quarter of 2018.

Velocity incurred $1.3 million in acquisition related costs in connection with the Ravin acquisition which were included in selling, general and administrative expense in the third quarter of 2018.
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
Performance Obligations - For 5.11, Velocity Outdoor, Ergobaby, Liberty Safe, Manitoba Harvest, Sterno, Arnold and Foam Fabricators, revenues are recognized when control of the promised goods or service is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. Each product or service represents a separate performance obligation. For contracts that contain multiple products, the Company will evaluate those products to determine if they represent performance obligations based on whether those goods or services are distinct (by themselves or as part of a bundle of products). Further, the Company evaluated if the products were separately identifiable from other products in the contract. The Company concluded that the products are distinct and separately identifiable from other products in the contracts. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. The standalone selling price is directly observable as it is the price at which the Company sells its products separately to the customer. As the Company does not meet any of the requirements for over time recognition for any of its products at these operating segments, it will recognize revenue based on the point in time criteria based on the definition of control, which is generally upon shipment terms for products and when the service is performed for services. Transfer of control for Advanced Circuit’s products qualify for over time revenue recognition because the products represent assets with no alternative use and the contracts include an enforceable right to payment for work completed to date. Advanced Circuits has selected the cost to cost input method of measuring progress to recognize revenue over time, based on the status of the work performed. The cost to cost method is representative of the value provided to the customer as it represents the Company’s performance completed to date. However, due to the short-term nature of Advanced Circuit's production cycle, there is an immaterial difference between revenue recognition under the previous guidance and the new revenue recognition guidance. Clean Earth’s arrangements qualify for over time revenue recognition as the customer simultaneously receives and consumes the benefits provided by the Company’s performance. As the Company performs the service, another party would not need to re-perform any of the work completed by the Company to date. Clean Earth has elected to apply the as-invoiced practical expedient to record revenue as the services are provided, given the nature of the services provided and the frequency of billing under the customer contracts.
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
The following tables provide disaggregation of revenue by reportable segment geography for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30, 2018
	5.11	Ergo	Liberty	Manitoba Harvest	Velocity	ACI	Arnold	Clean Earth	Foam	Sterno	Total
United States	$62,085	$8,190	$17,263	$11,970	$29,862	$23,424	$18,202	$71,117	$28,378	$110,274	$380,765
Canada	1,465	697	609	4,859	2,062	—	264	—	—	2,934	12,890
Europe	6,871	7,962	—	334	1,231	—	9,390	—	—	248	26,036
Asia Pacific	3,919	7,176	—	100	375	—	1,311	—	—	110	12,991
Other international	9,002	235	—	37	759	—	724	—	4,959	302	16,018
	$83,342	$24,260	$17,872	$17,300	$34,289	$23,424	$29,891	$71,117	$33,337	$113,868	$448,700

	Three months ended September 30, 2017
	5.11	Ergo	Liberty	Manitoba Harvest	Velocity	ACI	Arnold	Clean Earth	Sterno	Total
United States	$52,767	$10,787	$18,423	$3,228	$29,907	$22,436	$15,933	$55,676	$47,036	$256,193
Canada	1,749	916	—	10,123	1,842	—	366	—	4,344	19,340
Europe	6,082	7,901	—	387	1,372	—	8,771	—	814	25,327
Asia Pacific	2,001	7,991	—	341	318	—	1,013	—	285	11,949
Other international	9,406	240	—	(131)	1,010	—	406	—	217	11,148
	$72,005	$27,835	$18,423	$13,948	$34,449	$22,436	$26,489	$55,676	$52,696	$323,957

	Nine months ended September 30, 2018
	5.11	Ergo	Liberty	Manitoba Harvest	Velocity	ACI	Arnold	Clean Earth	Foam	Sterno	Total
United States	$192,382	$25,790	$60,126	$36,737	$80,629	$68,454	$54,417	$199,579	$70,604	$255,054	$1,043,772
Canada	5,938	2,277	1,615	14,810	5,118	—	978	—	—	9,750	40,486
Europe	23,334	21,795	—	1,119	4,377	—	29,065	—	—	1,210	80,900
Asia Pacific	12,344	19,713	—	358	978	—	3,803	—	—	481	37,677
Other international	18,024	801	—	145	3,164	—	2,223	—	11,384	574	36,315
	$252,022	$70,376	$61,741	$53,169	$94,266	$68,454	$90,486	$199,579	$81,988	$267,069	$1,239,150

	Nine months ended September 30, 2017
	5.11	Ergo	Liberty	Manitoba Harvest	Velocity	ACI	Arnold	Clean Earth	Sterno	Total
United States	$165,383	$31,460	$66,008	$22,646	$37,790	$66,404	$47,744	$153,370	$146,827	$737,632
Canada	5,153	2,445	—	18,020	2,483	—	970	—	12,621	41,692
Europe	17,122	19,133	—	1,357	2,140	—	25,329	—	2,283	67,364
Asia Pacific	7,353	23,675	—	581	440	—	3,540	—	1,012	36,601
Other international	33,460	1,024	—	21	1,349	—	1,838	—	349	38,041
	$228,471	$77,737	$66,008	$42,625	$44,202	$66,404	$79,421	$153,370	$163,092	$921,330

Note D — Operating Segment Data
At September 30, 2018, the Company had ten reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

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

•
Velocity Outdoor is a leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices and related accessories. Velocity Outdoor offers its products under the highly recognizable Crosman, Benjamin, Ravin, LaserMax and CenterPoint brands that are available through national retail chains, mass merchants, dealer and distributor networks. Velocity Outdoor is headquartered in Bloomfield, New York.

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

•
Clean Earth provides environmental services for a variety of contaminated materials including soils, dredged material, hazardous waste and drill cuttings. Clean Earth analyzes, treats, documents and recycles waste streams generated in multiple end-markets such as power, construction, oil and gas, infrastructure, industrial and dredging. Clean Earth is headquartered in Hatboro, Pennsylvania and operates 28 facilities in the eastern United States.

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
Summary of Operating Segments

Net Revenues	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017

5.11 Tactical	$83,342	$72,005	$252,022	$228,471
Ergobaby	24,260	27,835	70,376	77,737
Liberty	17,872	18,423	61,741	66,008
Manitoba Harvest	17,300	13,948	53,169	42,625
Velocity Outdoor	34,289	34,449	94,266	44,202
ACI	23,424	22,436	68,454	66,404
Arnold	29,891	26,489	90,486	79,421
Clean Earth	71,117	55,676	199,579	153,370
Foam Fabricators	33,337	—	81,988	—
Sterno	113,868	52,696	267,069	163,092
Total segment revenue	448,700	323,957	1,239,150	921,330
Corporate and other	—	—	—	—
Total consolidated revenues	$448,700	$323,957	$1,239,150	$921,330

Segment profit (loss) (1)	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017

5.11 Tactical	$1,740	$(253)	$3,143	$(14,542)
Ergobaby	4,191	5,884	10,106	14,728
Liberty	467	2,050	4,894	6,900
Manitoba Harvest	(885)	(169)	(670)	75
Velocity Outdoor	1,833	(1,388)	5,125	(1,587)
ACI	6,902	6,191	19,202	18,106
Arnold	2,287	2,000	6,957	(4,551)
Clean Earth	4,278	5,592	12,495	7,597
Foam Fabricators	4,100	—	7,856	—
Sterno	11,634	4,411	19,113	13,383
Total	36,547	24,318	88,221	40,109
Reconciliation of segment profit (loss) to consolidated income (loss) before income taxes:
Interest expense, net	(15,699)	(6,945)	(35,465)	(22,499)
Other income (expense), net	492	2,020	(3,094)	2,950
Loss on equity method investment	—	—	—	(5,620)
Corporate and other (2)	(13,220)	(10,845)	(42,002)	(32,801)
Total consolidated income (loss) before income taxes	$8,120	$8,548	$7,660	$(17,861)

(1)	Segment profit (loss) represents operating income (loss).

(2)	Primarily relates to management fees expensed and payable to CGM, and corporate overhead expenses.

Depreciation and Amortization Expense	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017

5.11 Tactical	$5,323	$4,338	$15,882	$34,882
Ergobaby	2,086	3,068	6,374	9,386
Liberty	414	358	1,130	1,295
Manitoba Harvest	1,599	1,891	4,800	4,922
Velocity Outdoor	2,077	5,593	6,081	5,842
ACI	786	817	2,384	2,517
Arnold	1,572	1,452	4,656	4,962
Clean Earth	6,349	5,687	17,392	16,140
Foam Fabricators	2,957	—	7,724	—
Sterno	7,584	2,873	21,455	8,713
Total	30,747	26,077	87,878	88,659
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs and original issue discount	1,079	1,261	3,403	3,721
Consolidated total	$31,826	$27,338	$91,281	$92,380

	Accounts Receivable		Identifiable Assets
	September 30,	December 31,	September 30,	December 31,
(in thousands)	2018	2017	2018 (1)	2017 (1)
5.11 Tactical	$53,509	$60,481	$320,777	$324,068
Ergobaby	12,612	12,869	102,251	105,672
Liberty	9,477	13,679	29,368	26,715
Manitoba Harvest	6,596	5,663	92,307	95,046
Velocity Outdoor	28,362	20,396	149,681	129,033
ACI	8,356	6,525	15,391	14,522
Arnold	20,506	14,804	64,843	66,979
Clean Earth	64,771	50,599	199,134	183,508
Foam Fabricators	25,012	—	159,748	—
Sterno	92,535	40,087	255,726	125,937
Allowance for doubtful accounts	(13,109)	(9,995)	—	—
Total	308,627	215,108	1,389,226	1,071,480
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	2,965	2,026
Total	$308,627	$215,108	$1,392,191	$1,073,506

(1)	Does not include accounts receivable balances per schedule above or goodwill balances - refer to Note F - "Goodwill and Other Intangible Assets".

Note E — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Machinery and equipment	$215,575	$178,187
Furniture, fixtures and other	45,283	28,824
Leasehold improvements	43,098	20,630
Buildings and land	47,740	40,015
Construction in process	17,373	18,153
	369,069	285,809
Less: accumulated depreciation	(142,799)	(112,728)
Total	$226,270	$173,081
Depreciation expense was $11.1 million and $31.3 million for the three and nine months ended September 30, 2018, and $8.7 million and $24.5 million for the three and nine months ended September 30, 2017, respectively.

Inventory
Inventory is comprised of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$67,795	$36,124
Work-in-process	17,275	13,921
Finished goods	261,558	205,512
Less: obsolescence reserve	(18,080)	(8,629)
Total	$328,548	$246,928

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
A summary of the net carrying value of goodwill at September 30, 2018 and December 31, 2017, is as follows (in thousands):

	Nine months ended September 30, 2018	Year ended December 31, 2017
Goodwill - gross carrying amount	$768,100	$562,842
Accumulated impairment losses	(31,153)	(31,153)
Goodwill - net carrying amount	$736,947	$531,689
The following is a reconciliation of the change in the carrying value of goodwill for the nine months ended September 30, 2018 by operating segment (in thousands):

	Balance at January 1, 2018	Acquisitions (1)	Goodwill Impairment	Foreign currency translation	Other	Balance at September 30, 2018
5.11	$92,966	$—	$—	$—	$—	$92,966
Ergobaby	61,031	—	—	—	—	61,031
Liberty	32,828	—	—	—	—	32,828
Manitoba Harvest	41,024	—	—	(1,130)	—	39,894
Velocity Outdoor	49,352	86,890	—	—	70	136,312
ACI	58,019	—	—	—	—	58,019
Arnold (2)	26,903	—	—	—	—	26,903
Clean Earth	119,099	35,102	—	—	—	154,201
Foam Fabricators	—	72,708	—	—	—	72,708
Sterno	41,818	11,618	—	—	—	53,436
Corporate (3)	8,649	—	—	—	—	8,649
Total	$531,689	$206,318	$—	$(1,130)	$70	$736,947

(1)
Sterno's acquisition of Rimports and Clean Earth's acquisition of ESMI are based on a preliminary purchase price allocations that are expected to be finalized during the fourth quarter of 2018. The preliminary purchase prices for Clean Earth's acquisition of ESMI and Velocity's acquisition of Ravin have not been completed and the goodwill reflected in the table represents the excess of the purchase price over the net assets acquired.

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
Other intangible assets are comprised of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$538,148	$(130,653)	$407,495	$338,719	$(102,271)	$236,448
Technology and patents	50,714	(25,751)	24,963	49,075	(22,492)	26,583
Trade names, subject to amortization	194,814	(33,337)	161,477	182,976	(22,518)	160,458
Licensing and non-compete agreements	8,055	(6,836)	1,219	7,965	(6,488)	1,477
Permits and airspace	122,722	(38,713)	84,009	115,230	(31,026)	84,204
Distributor relations and other	726	(726)	—	726	(646)	80
Total	915,179	(236,016)	679,163	694,691	(185,441)	509,250
Trade names, not subject to amortization	70,909	—	70,909	71,267	—	71,267
Total intangibles, net	$986,088	$(236,016)	$750,072	$765,958	$(185,441)	$580,517
Amortization expense related to intangible assets was $17.6 million and $14.2 million for the three months ended September 30, 2018 and 2017, respectively, and $49.3 million and $39.3 million for the nine months ended September 30, 2018 and 2017, respectively. Estimated charges to amortization expense of intangible assets for the remainder of 2018 and the next four years, is as follows (in thousands):

2018	2019	2020	2021	2022

$19,784	$79,707	$70,086	$60,373	$58,694
Note G — Warranties
The Company’s Velocity Outdoor, Ergobaby and Liberty operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. A reconciliation of the change in the carrying value of the Company’s warranty liability for the nine months ended September 30, 2018 and the year ended December 31, 2017 is as follows (in thousands):

	Nine months ended September 30, 2018	Year ended December 31, 2017
Warranty liability:
Beginning balance	$2,197	$1,258
Provision for warranties issued during the period	2,252	1,982
Fulfillment of warranty obligations	(2,417)	(1,552)
Other (1)	154	509
Ending balance	$2,186	$2,197
(1) Represents the warranty liability recorded in relation to acquisitions. Warranty liabilities of acquisitions are recorded at fair value as of the date of acquisition.

Note H — Debt
2018 Credit Facility
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
2014 Credit Facility
The 2014 Credit Facility, as amended, provided for (i) a revolving credit facility of $550 million, (ii) a $325 million term loan (the "2014 Term Loan"), and (iii) a $250 million incremental term loan. The 2018 Credit Facility amended and restated the 2014 Credit Facility.
Senior Notes
On April 18, 2018, the Company consummated the issuance and sale of $400 million aggregate principal amount of its 8.000% Senior Notes due 2026 (the “Notes” or "Senior Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons under Regulation S under the Securities Act. The Company used the net proceeds from the sale of the Notes to repay debt under its existing credit facilities in connection with a concurrent refinancing transaction described above. The Notes were issued pursuant to an indenture, dated as of April 18, 2018 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”).
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

The following table provides the Company’s debt holdings at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Senior Notes	400,000	—
Revolving Credit Facility	$233,000	$42,000
Term Loan	497,500	559,973
Less: unamortized discounts and debt issuance costs	(21,152)	(11,941)
Total debt	$1,109,348	$590,032
Less: Current portion, term loan facilities	(5,000)	(5,685)
Long term debt	$1,104,348	$584,347
Net availability under the 2018 Revolving Credit Facility was approximately $366.7 million at September 30, 2018. Letters of credit outstanding at September 30, 2018 totaled approximately $0.3 million. At September 30, 2018, the Company was in compliance with all covenants as defined in the 2018 Credit Facility.
At September 30, 2018, the carrying value of the principal under the Company’s outstanding Term Loan, including the current portion, was $497.5 million, which approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company's net leverage ratio. The estimated fair value of the outstanding 2018 Term Loan is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 in the fair value hierarchy. The Company's Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	September 30, 2018
	Maturity Date	Rate		Carrying Value	Fair Value
Senior Notes	May 1, 2026	8.000%	2	400,000	416,000

Debt Issuance Costs
Deferred debt issuance costs represent the costs associated with the issuance of the Company's financing arrangements. The Company paid $7.0 million in debt issuance costs related to the Senior Notes issuance, comprised of bank fees, rating agency fees and professional fees. The 2018 Credit Facility was categorized as a debt modification, and the Company incurred $8.4 million of debt issuance costs, $7.8 million of which were capitalized and will be amortized over the life of the related debt instrument, and $0.6 million that were expensed as costs incurred. The Company recorded additional debt modification expense of $0.6 million to write off previously capitalized debt issuance costs. Since the Company can borrow, repay and reborrow principal under the 2018 Revolving Credit Facility, the debt issuance costs associated with the 2014 and 2018 Revolving Credit Facility of $5.6 million and $2.8 million at September 30, 2018 and December 31, 2017, respectively, have been classified as other non-current assets in the accompanying consolidated balance sheet. The original issue discount and the debt issuance costs associated with the 2018 Term Loan and Senior Notes are classified as a reduction of long-term debt in the accompanying consolidated balance sheet.
Interest Rate Swap
In September 2014, the Company purchased an interest rate swap (the "Swap") with a notional amount of $220 million. The Swap is effective April 1, 2016 through June 6, 2021, the original termination date of the 2014 Term Loan. The agreement requires the Company to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At September 30, 2018 and December 31, 2017, the Swap had a fair value loss of $0.0 million and $6.1 million, respectively, principally reflecting the present value of future payments and receipts under the agreement.

The following table reflects the classification of the Company's Swap on the consolidated balance sheets at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Other non-current assets	$539	$—
Other current liabilities	(553)	(2,468)
Other noncurrent liabilities	—	(3,639)
Total fair value	$(14)	$(6,107)
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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income (loss) from continuing operations attributable to Holdings	$4,726	$7,706	$312	$(18,351)

Less: Distributions paid - Allocation Interests	—	—	—	39,120
Less: Distributions paid - Preferred Shares	4,773	—	8,398	—
Less: Accrued distributions - Preferred Shares	1,619	—	1,619	—

Net income (loss) from continuing operations attributable to common shares of Holdings	$(1,666)	$7,706	$(9,705)	$(57,471)
Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate to participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.
Basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 attributable to the common shares of Holdings is calculated as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Income (loss) from continuing operations attributable to common shares of Holdings	$(1,666)	$7,706	$(9,705)	$(57,471)
Less: Effect of contribution based profit - Holding Event	2,404	1,620	3,719	3,954
Income (loss) from continuing operation attributable to common shares of Holdings	$(4,070)	$6,086	$(13,424)	$(61,425)

Income from discontinued operations attributable to common shares of Holdings	$—	$—	$1,165	$340

Basic and diluted weighted average common shares outstanding	59,900	59,900	59,900	59,900

Basic and fully diluted income (loss) per common share attributable to Holdings
Continuing operations	$(0.07)	$0.10	$(0.22)	$(1.03)
Discontinued operations	—	—	0.02	0.01
	$(0.07)	$0.10	$(0.20)	$(1.02)
Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares:

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date
		(in thousands)
Trust Common Shares:
July 1, 2018 - September 30, 2018 (1)	$0.36	$21,564	October 18, 2018	October 25, 2018
April 1, 2018 - June 30, 2018	$0.36	$21,564	July 19, 2018	July 26, 2018
January 1, 2018 - March 31, 2018	$0.36	$21,564	April 19, 2018	April 26, 2018
October 1, 2017 - December 31, 2017	$0.36	$21,564	January 19, 2018	January 25, 2018
July 1, 2017 - September 30, 2017	$0.36	$21,564	October 19, 2017	October 26, 2017
April 1, 2017 - June 30, 2017	$0.36	$21,564	July 20, 2017	July 27, 2017
January 1, 2017 - March 31, 2017	$0.36	$21,564	April 20, 2017	April 27, 2017
October 1, 2016 - December 31, 2016	$0.36	$21,564	January 19, 2017	January 26, 2017

Series A Preferred Shares:
July 30, 2018 - October 29, 2018 (1)	$0.453125	$1,813	October 15, 2018	October 30, 2018
April 30, 2018 - July 29, 2018	$0.453125	$1,813	July 16, 2018	July 30, 2018
January 30, 2018 - April 29, 2018	$0.453125	$1,813	April 15, 2018	April 30, 2018
October 30, 2017 - January 29, 2018	$0.453125	$1,813	January 15, 2018	January 30, 2018
June 28, 2017 - October 29, 2017	$0.61423611	$2,457	October 15, 2017	October 30, 2017

Series B Preferred Shares:
July 30, 2018 - October 29, 2018 (1)	$0.4921875	$1,969	October 15, 2018	October 30, 2018
March 13, 2018 - July 29, 2018	$0.74	$2,960	July 16, 2018	July 30, 2018
(1) This distribution was     declared on October 4, 2018.
Note J — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of September 30, 2018 and December 31, 2017:

	% Ownership (1) September 30, 2018		% Ownership (1) December 31, 2017
	Primary	Fully Diluted	Primary	Fully Diluted
5.11 Tactical	97.5	87.7	97.5	85.5
Ergobaby	82.1	76.8	82.7	76.6
Liberty	88.6	85.2	88.6	84.7
Manitoba Harvest	76.6	68.0	76.6	67.0
Velocity Outdoor	99.4	94.2	98.8	89.2
ACI	69.4	69.2	69.4	69.2
Arnold	96.7	79.4	96.7	84.7
Clean Earth	97.5	79.8	97.5	79.8
Foam Fabricators	100.0	91.5	N/a	N/a
Sterno	100.0	88.5	100.0	89.5

(1)	The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	September 30, 2018	December 31, 2017
5.11 Tactical	$9,655	$8,003
Ergobaby	25,046	23,416
Liberty	3,348	3,254
Manitoba Harvest	11,507	11,725
Velocity Outdoor	2,458	1,373
ACI	(2,580)	(5,850)
Arnold	1,474	1,368
Clean Earth	8,578	7,357
Foam Fabricators	594	—
Sterno	(2,471)	2,045
Allocation Interests	100	100
	$57,709	$52,791

Note K — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements at September 30, 2018
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(178)	$—	$—	$(178)
Contingent consideration - acquisition (2)	(12,179)	—	—	(12,179)
Interest rate swap	(14)	—	(14)	—
Total recorded at fair value	$(12,371)	$—	$(14)	$(12,357)

(1)	Represents put option issued to noncontrolling shareholders in connection with the 5.11 Tactical and Liberty acquisitions.

(2)	Represents potential earn-out payable by Sterno for the acquisition of Rimports, and Velocity for the acquisition of Ravin.

	Fair Value Measurements at December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders	$(178)	—	—	$(178)
Interest rate swap	(6,107)	—	(6,107)	—
Total recorded at fair value	$(6,285)	$—	$(6,107)	$(178)
Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1, 2017 through September 30, 2018 are as follows (in thousands):

Level 3
Balance at January 1, 2017	$(5,010)
Contingent consideration - Sterno Home	(382)
Payment of contingent consideration - Sterno Home	475
Reversal of contingent consideration - Baby Tula	3,780
Reversal of contingent consideration - Sterno Home	956
Change in noncontrolling shareholder put options	3
Balance at January 1, 2018	$(178)
Contingent consideration - Rimports (1)	(4,100)
Contingent consideration - Ravin (2)	(8,079)
Balance at September 30, 2018	$(12,357)
(1) The contingent consideration relates to Sterno's acquisition of Rimports in February 2018. The purchase price of Rimports includes a potential earn-out of up to $25 million contingent on the attainment of certain future performance criteria of Rimports for the twelve-month period from May 1, 2017 to April 30, 2018 and the fourteen month period from March 1, 2018 to April 30, 2019. The fair value of the contingent consideration related to the earn-out was allocated a fair value of $4.1 million using a probability weighted option pricing model and is recorded as a current liability in the consolidated balance sheet at September 30, 2018.
(2) The contingent consideration relates to Velocity's acquisition of Ravin in September 2018. The purchase price of Ravin includes a potential earn-out of up to $25.0 million contingent on the achievement certain financial metrics for the trailing twelve month period ending December 31, 2018. The fair value of the contingent consideration was calculated based on actual results to date and a forecast for the fourth quarter of 2018.
Valuation Techniques
Debt
We classify our fixed and floating rate debt as Level 2 items based on quoted market prices for similar debt issues. In April 2018, the Company issued $400.0 million aggregate principal amount of its Senior Notes due 2026. The fair value of the Senior Notes was determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined this to be a Level 2 measurement as all significant inputs into the quote provided by our pricing source are observable in active markets. At September 30, 2018, the carrying value of the principal under the Company’s outstanding 2018 Term Loan, including the current portion, was $497.5 million, which approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company's net leverage ratio.
The Company has not changed its valuation techniques in measuring the fair value of any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Nonrecurring Fair Value Measurements
The following table provides the assets carried at fair value measured on a non-recurring basis as of December 31, 2017. There were no assets carried at fair value on a non-recurring basis at September 30, 2018.

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
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the nine months ended September 30, 2018 and 2017 is as follows:

	Nine months ended September 30,
	2018	2017
United States Federal Statutory Rate	21.0%	(35.0)%
State income taxes (net of Federal benefits)	(4.1)	(1.0)
Foreign income taxes	23.1	4.5
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	12.0	0.3
Impairment expense	—	16.9
Effect of loss on equity method investment (2)	—	11.0
Impact of subsidiary employee stock options	(8.6)	2.5
Credit utilization	(6.9)	(7.7)
Domestic production activities deduction	—	(2.3)
Effect of undistributed foreign earnings	—	2.0
Non-recognition of NOL carryforwards at subsidiaries	20.4	(3.5)
Effect of Tax Act	(3.2)	—
Other	0.4	1.1
Effective income tax rate	54.1%	(11.2)%

(1)	The effective income tax rate for the nine months ended September 30, 2018 and 2017 includes a loss at the Company's parent, which is taxed as a partnership.

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
The unfunded liability of $3.4 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at September 30, 2018. Net periodic benefit cost consists of the following for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Service cost	$135	$134	$403	$401
Interest cost	24	24	72	71
Expected return on plan assets	(39)	(39)	(117)	(117)
Amortization of unrecognized loss	49	63	148	188
Net periodic benefit cost	$169	$182	$506	$543
During the nine months ended September 30, 2018, Arnold used previously funded contribution reserves to fund the employers' contribution to the pension plan. The total expected contribution by Arnold to the plan will be approximately $0.6 million, which will be paid using the plan's contribution reserves.
The plan assets are pooled with assets of other participating employers and are not separable; therefore, the fair values of the pension plan assets at September 30, 2018 were considered Level 3.
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
Note P — Related Party Transactions
Integration Services Agreements
Foam Fabricators, which was acquired in 2018, and Velocity Outdoor, which was acquired in 2017, entered into Integration Services Agreements ("ISA") with CGM.  The ISA provides for CGM to provide services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act of 2002, as amended, and align the acquired entity's policies and procedures with our other subsidiaries.  Each ISA is for the twelve month period subsequent to the acquisition. Velocity Outdoor paid CGM $0.75 million in integration services fees during 2017 and $0.75 million in integration services fees in 2018. Foam Fabricators will pay CGM $2.25 million over the term of the ISA, $2.0 million in 2018 and $0.25 million in 2019. Integration services fees are included in selling, general and administrative expense on the subsidiaries' statement of operations in the period in which they are incurred.

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
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the three and nine months ended September 30, 2018, 5.11 purchased approximately $0.9 million and $2.9 million, respectively, in inventory from the vendor.

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
Overview
Compass Diversified Holdings ("Holdings") was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC (the "Company") was also formed on November 18, 2005. Holdings and the Company (collectively "CODI") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The Company is the operating entity and is a controlling owner of ten businesses, or operating segments, at September 30, 2018. The segments are as follows: 5.11 Acquisition Corp. ("5.11" or "5.11 Tactical"), Velocity Outdoor, Inc. (formerly "Crosman Corp.) ("Velocity Outdoor" or "Velocity"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Liberty Safe and Security Products, Inc. ("Liberty Safe" or "Liberty"), Fresh Hemp Foods Ltd. ("Manitoba Harvest"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold"), Clean Earth Holdings, Inc. ("Clean Earth"), FFI Compass, Inc. ("Foam Fabricators" or "Foam") and Sterno Products, LLC ("Sterno").
We acquired our existing businesses (segments) at September 30, 2018 as follows:

		Ownership Interest - September 30, 2018
Business	Acquisition Date	Primary	Diluted
Advanced Circuits	May 16, 2006	69.4%	69.2%
Liberty Safe	March 31, 2010	88.6%	85.2%
Ergobaby	September 16, 2010	82.1%	76.8%
Arnold	March 5, 2012	96.7%	79.4%
Clean Earth	August 7, 2014	97.5%	79.8%
Sterno	October 10, 2014	100.0%	88.5%
Manitoba Harvest	July 10, 2015	76.6%	68.0%
5.11 Tactical	August 31, 2016	97.5%	87.7%
Velocity Outdoor	June 2, 2017	99.4%	94.2%
Foam Fabricators	February 15, 2018	100.0%	91.5%
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

Velocity Outdoor - Velocity Outdoor is a leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices and related accessories. Velocity Outdoor offers its products under the highly recognizable Crosman, Benjamin, LaserMax, Ravin and CenterPoint brands that are available through national retail chains, mass merchants, dealer and distributor networks. Airguns historically represent Velocity Outdoor's largest product category, with more than 50% of gross sales. The airgun product category consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Velocity Outdoor's other primary product categories are archery, with products including CenterPoint crossbows and the Pioneer Airbow, consumables, which includes steel and plastic BBs, lead pellets and CO2 cartridges, lasers for firearms, and airsoft products. In September 2018, Velocity acquired Ravin Crossbows LLC ("Ravin"), a manufacturer and innovator of crossbows and accessories. Ravin primarily focuses on the higher-end segment of the crossbow market and has developed significant intellectual property related to the advancement of crossbow technology.
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
Clean Earth - Founded in 1990, Clean Earth is a provider of environmental services for a variety of contaminated materials. Clean Earth provides a one-stop shop solution that analyzes, treats, documents and recycles waste streams generated in multiple end-markets such as power, construction, commercial development, oil and gas, medical, infrastructure, industrial and dredging. Historically, the majority of Clean Earth’s revenues have been generated by contaminated soils, which includes environmentally impacted soils, drill cuttings and other materials which are treated at one of its eleven permitted soil treatment facilities. Clean Earth also operates six RCRA Part B hazardous waste facilities, and a water waste treatment facility. The remaining revenue has been generated by dredge material, which consists of sediment removed from the floor of a body of water for navigational purposes and/or environmental remediation of contaminated waterways and is treated at one of its two permitted dredge processing facilities.

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
Acquisition of Ravin
On September 4, 2018, Velocity Outdoor (formerly "Crosman Corp.") acquired all of the outstanding membership interests in Ravin for a purchase price of approximately $98.0 million, net of transaction costs, plus a potential earn-out of up to $25.0 million based on gross profit levels as of December 31, 2018. Headquartered in Superior, Wisconsin, Ravin Crossbows is a leading designer, manufacturer and innovator of crossbows and accessories. Ravin primarily focuses on the higher-end segment of the crossbow market and has developed significant intellectual property related to the advancement of crossbow technology. The acquisition of Ravin positions Velocity Outdoor to more fully capitalize on the sizeable crossbow market, further diversify its customer base and take advantage of the product and market expertise inside of Ravin.

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
Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the three and nine months ended September 30, 2018 and September 30, 2017, and components of the results of operations as well as those components presented as a percent of net revenues, for each of our businesses on a stand-alone basis. For the 2018 acquisitions of Foam Fabricators and Rimports, the pro forma results of operations have been prepared as if we purchased these businesses on January 1, 2017. The historical operating results of Rimports prior to acquisition have been added to the previously reported Sterno results of operations for the three and nine months ended September 30, 2017, and the Rimports results of operations for the 2018 period prior to acquisition by Sterno on February 26, 2018 have been added to the results of operations of Sterno for the three and nine months ended September 30, 2018 for comparability purposes. For the 2017 acquisition of Velocity Outdoor, the following discussion reflects pro forma results of operations for the nine months ended September 30, 2017 as if we had acquired Velocity January 1, 2017. Where appropriate, relevant pro forma adjustments are reflected as part of the historical operating results. We believe this is the most meaningful comparison of the operating results for each of our business segments. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.
All dollar amounts in the financial tables are presented in thousands. References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Three months ended September 30, 2018 compared to three months ended September 30, 2017
Consolidated
The following table sets forth our unaudited results of operations for the three months ended September 30, 2018 and 2017:

	Three months ended
	September 30, 2018	September 30, 2017
Net revenues	$448,700	$323,957
Cost of revenues	298,996	206,232
Gross profit	149,704	117,725
Selling, general and administrative expense	96,906	80,804
Fees to manager	10,982	8,277
Amortization of intangibles	17,562	14,167
Operating income	24,254	14,477
Interest expense	(15,699)	(6,945)
Amortization of debt issuance costs	(927)	(1,004)
Other income (expense)	492	2,020
Income from continuing operations before income taxes	8,120	8,548
Provision for income taxes	2,354	192
Income from continuing operations	$5,766	$8,356

Net revenues
On a consolidated basis, net revenues for the three months ended September 30, 2018 increased by approximately $124.7 million, or 38.5%, compared to the corresponding period in 2017.  Our acquisitions of Foam Fabricators and Rimports in February 2018 contributed $33.3 million and $50.4 million, respectively, to the increase in net revenues. During the three months ended September 30, 2018 compared to 2017, we also saw notable revenue increases at

Clean Earth ($15.4 million increase due to improved performance across each of Clean Earth's service lines as well as add-on acquisitions in the current year), 5.11 ($11.3 million increase), Manitoba Harvest ($3.4 million increase), Arnold ($3.4 million increase) and our legacy Sterno business, exclusive of Rimports ($10.7 million) partially offset by a decrease in sales at our Ergobaby business ($3.6 million decrease). Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $92.8 million during the three-month period ended September 30, 2018 compared to the corresponding period in 2017. Our acquisitions of Foam Fabricators and Rimports in February 2018 contributed $23.9 million and $38.5 million, respectively, to the increase. Clean Earth's cost of revenue increased $12.7 million, in line with the increase in revenues in the third quarter of 2018, 5.11's cost of sales increased $5.9 million as compared to the cost of sales during the corresponding period in 2017, and our legacy Sterno business had an increase in cost of sales of $5.2 million. Gross profit as a percentage of net revenues was approximately 33.4% in the three months ended September 30, 2018 compared to 36.3% in the three months ended September 30, 2017. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $16.1 million during the three-month period ended September 30, 2018, compared to the corresponding period in 2017. The increase in selling, general and administrative expense in the third quarter of 2018 compared to 2017 is principally the result of the acquisition of Foam Fabricators ($3.1 million increase) and Rimports ($2.9 million increase), as well as notable increases at 5.11 Tactical ($3.4 million increase) and Clean Earth ($3.8 million increase). Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense was $2.7 million in the third quarter of 2018 and $2.8 million in the third quarter of 2017.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended September 30, 2018, we incurred approximately $11.0 million in management fees as compared to $8.3 million in fees in the three months ended September 30, 2017. The increase was the result of our Foam Fabricators and Rimports acquisitions in February 2018.
Amortization expense
Amortization expense for the three months ended September 30, 2018 increased $3.4 million as compared to the three months ended September 30, 2017 primarily as a result of the acquisition of Foam Fabricators and Rimports in February 2018, and add-on acquisitions in the current year at Clean Earth.
Interest Expense
We recorded interest expense totaling $15.7 million for the three months ended September 30, 2018 compared to $6.9 million for the comparable period in 2017, an increase of $8.8 million. The increase in interest expense for the quarter reflects the interest associated with the issuance of our Senior Notes in April 2018, as well as an increase of the amount outstanding under our revolving credit facility as a result of add-on acquisitions made during the third quarter of 2018. The first payment of interest on the Senior Notes will be in November 2018, and for the third quarter of 2018, we recorded $8.0 million in interest expense in connection with the Senior Notes.
Income Taxes
We had an income tax provision of $2.4 million with an effective income tax rate of 29% during the three months ended September 30, 2018 compared to an income tax provision of $0.2 million with an effective income tax rate of 2.2%

during the same period in 2017. In December 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the "Tax Act") which made broad and complex changes to the U.S. tax code. Among other changes of the Tax Act, the tax rate on corporations was reduced from 35% to 21%; a limitation on the deduction of interest expense was enacted, certain tangible property acquired after September 2017 will qualify for 100% expensing, U.S federal income tax on foreign earnings was eliminated (subject to certain exceptions) and a new base erosion anti-tax abuse tax were added. Although the Company is treated as a partnership for U.S. federal income tax purposes, each of our businesses was affected by the Tax Act. While our earnings before taxes for the quarter ended September 30, 2018 decreased by approximately $0.4 million, the effect of foreign, state and local taxes at our subsidiaries increased the effective tax rate during the quarter.

Branded Consumer Businesses
5.11 Tactical

	Three months ended
	September 30, 2018		September 30, 2017
Net sales	$83,342	100.0%	$72,005	100.0%
Gross profit	$39,969	48.0%	$34,553	48.0%
SG&A	$35,792	42.9%	$32,370	45.0%
Operating income (loss)	$1,740	2.1%	$(253)	(0.4)%
Net sales
Net sales for the three months ended September 30, 2018 were $83.3 million as compared to net sales of $72.0 million for the three months ended September 30, 2017, an increase of $11.3 million, or 15.7%. This increase is due primarily to retail and e-commerce sales growth of $5.3 million or 44%, driven by growing demand in direct to consumer channels. Retail sales grew largely due to twenty-eight new retail store openings since September 2017 (bringing the total store count to forty-two as of September 30, 2018). The increase in net sales for the three months ended September 30, 2018 as compared to the corresponding period in the prior year was offset by a $0.7 million decline in Direct-to-Agency sales.
Gross profit
Gross profit as a percentage of net sales was 48.0% in both the three months ended September 30, 2018 and September 30, 2017, with the increase in cost of goods sold consistent with the increase in net sales.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2018 was $35.8 million, or 42.9% of net sales compared to $32.4 million, or 45.0% of net sales for the comparable period in 2017. The decrease in selling, general and administrative expense as a percentage of net sales was primarily due to reduction in spend, primarily in the areas of travel and marketing.
Income (loss) from operations
Income from operations for the three months ended September 30, 2018 was $1.7 million, an increase of $2.0 million when compared to a loss from operations of $0.3 million for the same period in 2017, based on the factors described above.

Ergobaby

	Three months ended
	September 30, 2018		September 30, 2017
Net sales	$24,260	100.0%	$27,835	100.0%
Gross profit	$16,028	66.1%	$18,832	67.7%
SG&A	$9,890	40.8%	$9,973	35.8%
Operating income	$4,191	17.3%	$5,884	21.1%

Net sales
Net sales for the three months ended September 30, 2018 were $24.3 million, a decrease of $3.6 million, or 12.8%, compared to the same period in 2017. Net sales from Baby Tula for each of the third quarters of 2018 and 2017 were $4.8 million. During the three months ended September 30, 2018, international sales were approximately $16.1 million, representing a decrease of $1.0 million over the corresponding period in 2017, primarily as a result of decreased sales volume at Ergobaby's Asia-Pacific distributors. Domestic sales were $8.1 million in the third quarter of 2018, reflecting a decrease of $2.7 million compared to the corresponding period in 2017. The decrease in domestic sales was primarily the result of the continued effect of the bankruptcy of a large national retail customer that began in the third quarter of 2017 as well as one-time favorable credit adjustments in the prior year quarter.
Gross profit
Gross profit as a percentage of net sales was 66.1% for the quarter ended September 30, 2018, as compared to 67.7% for the three months ended September 30, 2017. The decrease in gross profit was due to increased production costs as a result of the stroller launch and increased chargebacks during the quarter.
Selling, general and administrative expense
Selling, general and administrative expense was consistent quarter over quarter, with expense of $9.9 million, or 40.8% of net sales for the three months ended September 30, 2018 as compared to $10.0 million or 35.8% of net sales for the same period of 2017. The increase in selling, general and administrative expense as a percentage of net sales in the three months ended September 30, 2018 as compared to the comparable period in the prior year is due to the decline in distributor revenue which has minimal associated costs.
Income from operations
Income from operations for the three months ended September 30, 2018 decreased $1.7 million, compared to the same period of 2017, based on the factors noted above.

Liberty Safe

	Three months ended
	September 30, 2018		September 30, 2017
Net sales	$17,872	100.0%	$18,423	100.0%
Gross profit	$4,062	22.7%	$5,397	29.3%
SG&A	$3,452	19.3%	$3,204	17.4%
Operating income	$467	2.6%	$2,050	11.1%
Net sales
Net sales for the quarter ended September 30, 2018 decreased approximately $0.6 million, or 3.0%, to $17.9 million, compared to the corresponding quarter ended September 30, 2017. Non-Dealer sales were approximately $7.0 million in the three months ended September 30, 2018 compared to $7.9 million for the three months ended September 30, 2017, representing a decrease of $0.9 million, or 11.4%. Dealer sales totaled approximately $10.8 million in the three months ended September 30, 2018 compared to $10.5 million in the same period in 2017, representing an increase of $0.3 million or 2.9%.
Gross profit
Gross profit as a percentage of net sales totaled approximately 22.7% and 29.3% for the quarters ended September 30, 2018 and September 30, 2017, respectively. The decrease in gross profit as a percentage of net sales during the three months ended September 30, 2018 compared to the same period in 2017 is primarily attributable to cost increases in raw materials. Liberty has continued to see a rise in raw material costs, particularly the cost of steel, during 2018 as the tariffs on imported steel has led to rising domestic steel prices. On average, materials account for approximately 60% of the total costs of a safe, with steel accounting for 40% of material costs.

Selling, general and administrative expense
Selling, general and administrative expense was $3.5 million for the three months ended September 30, 2018 compared to $3.2 million for the three months ended September 30, 2017. The increase in selling, general and administrative expense during the current quarter is primarily related to increased co-op advertising expense for national accounts. Selling, general and administrative expense represented 19.3% of net sales in 2018 and 17.4% of net sales for the same period of 2017.
Income from operations
Income from operations decreased $1.6 million during the three months ended September 30, 2018 to $0.5 million, compared to the corresponding period in 2017. This decrease was primarily a result of the decrease in gross profit for the quarter, for the reasons noted above.

Manitoba Harvest

	Three months ended
	September 30, 2018		September 30, 2017
Net sales	$17,300	100.0%	$13,948	100.0%
Gross profit	$7,098	41.0%	$6,156	44.1%
SG&A	$6,770	39.1%	$5,065	36.3%
Operating loss	$(885)	(5.1)%	$(169)	(1.2)%
Net sales
Net sales for the three months ended September 30, 2018 were $17.3 million as compared to $13.9 million for the three months ended September 30, 2017, an increase of $3.4 million, or 24.0%. During the third quarter of 2018, Manitoba Harvest continued to deliver strong growth in their branded product segment driven by new distribution gains, national hemp seed promotions with key retailers, new product innovation, and consumer awareness initiatives. The company’s ingredients product segment posted strong overall growth for the most recent quarter, driven by their hemp protein and oil product lines.
Gross profit
Gross profit for the three months ended September 30, 2018 was approximately $7.1 million compared to approximately $6.2 million for the same period in 2017. Gross profit as a percentage of net sales was 41.0% in the quarter ended September 30, 2018 and 44.1% in the quarter ended September 30, 2017. The decrease in gross profit as a percentage of net sales in the third quarter of 2018 as compared to the same quarter in the prior year is primarily attributable a one-time promotion with a key retailer that led to higher production and logistics costs.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2018 was approximately $6.8 million as compared to $5.1 million in the quarter ended September 30, 2017, an increase of $1.7 million driven by investments in sales and marketing initiatives. Selling, general and administrative expense as a percentage of net sales in the three months ended September 30, 2018 increased compared to the same period in 2017, representing 39.1% of net sales in the third quarter of 2018 as compared to 36.3% of net sales for the same period in 2017.
Loss from operations
Manitoba Harvest had a loss from operations for the three months ended September 30, 2018 of $0.9 million, as compared to a loss from operations of $0.2 million for the quarter ended September 30, 2017, an increase of $0.7 million, based on the factors described above.

Velocity Outdoor

	Three months ended
	September 30, 2018		September 30, 2017
Net sales	$34,289	100.0%	$34,449	100.0%
Gross profit	$9,171	26.7%	$5,415	15.7%
SG&A	$5,993	17.5%	$5,121	14.9%
Operating income (loss)	$1,833	5.3%	$(1,388)	(4.0)%
Net sales
Net sales for the three months ended September 30, 2018 were $34.3 million, a decrease of $0.2 million or 0.5%, compared to the same period in 2017. Net sales of Ravin included in the third quarter of 2018 were $4.4 million. Excluding the net sales from Ravin, the decline in net sales for the three months ended September 30, 2018 is primarily due to softness in core airgun and archery product lines as a result of a decline in the outdoor sporting market.
Gross profit
Gross profit as a percentage of net sales was 26.7% for the three months ended September 30, 2018 as compared to 15.7% in the three months ended September 30, 2017. The cost of goods sold for the quarter ended September 30, 2017 included expense of $3.2 million reflecting the impact of the inventory step-up expense resulting from our acquisition of Velocity in June 2017. Excluding the effect of the amortization of the inventory step-up in the prior year, gross profit as a percentage of net sales in the third quarter of 2017 was 25.1%.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2018 was $6.0 million, or 17.5% of net sales compared to $5.1 million, or 14.9% of net sales for the three months ended September 30, 2017. The selling, general and administrative expense for the three months ended September 30, 2018 included $1.3 million in transaction costs related to the acquisition of Ravin in September 2018, while the third quarter of 2017 included $0.4 million in integration service fees paid to CGM. The remaining expense variance, after consideration of the Ravin acquisition costs, is related to cost containment activities and the end of the integration fees paid to CGM.
Income (loss) from operations
Income from operations for the three months ended September 30, 2018 was $1.8 million, an increase of $3.2 million when compared to a loss from operations of $1.4 million for the same period in 2017, based on the factors described above.

Niche Industrial Businesses
Advanced Circuits

	Three months ended
	September 30, 2018		September 30, 2017
Net sales	$23,424	100.0%	$22,436	100.0%
Gross profit	$11,067	47.2%	$10,299	45.9%
SG&A	$3,739	16.0%	$3,673	16.4%
Operating income	$6,902	29.5%	$6,191	27.6%
Net sales
Net sales for the three months ended September 30, 2018 were $23.4 million, an increase of approximately $1.0 million compared to the three months ended September 30, 2017. The increase in net sales was due to increased sales in their Quick-Turn Production PCBs, Long-Lead Time PCBs, Subcontract PCBs, partially offset by decreased sales in Assembly by approximately $0.5 million. Quick-Turn Small-Run PCBs comprised approximately 19.6% of gross sales and Quick-Turn Production PCBs represented approximately 33.3% of gross sales for the third quarter of 2018. Quick-Turn Small-Run PCBs comprised approximately 20.2% of gross sales and Quick-Turn Production PCBs represented approximately 32.4% of gross sales for the third quarter 2017.

Gross profit
Gross profit as a percentage of net sales increased 130 basis points during the three months ended September 30, 2018 compared to the corresponding period in 2017 (47.2% at September 30, 2018 compared to 45.9% at September 30, 2017) primarily as a result of sales mix.
Selling, general and administrative expense
Selling, general and administrative expense was approximately $3.7 million in both the three months ended September 30, 2018 and the three months ended September 30, 2017. Selling, general and administrative expense represented 16.0% of net sales for the three months ended September 30, 2018 compared to 16.4% of net sales in the corresponding period in 2017.
Income from operations
Income from operations for the three months ended September 30, 2018 was approximately $6.9 million compared to $6.2 million in the same period in 2017, an increase of approximately $0.7 million, principally as a result of the factors described above.

Arnold

	Three months ended
	September 30, 2018		September 30, 2017
Net sales	$29,891	100.0%	$26,489	100.0%
Gross profit	$7,588	25.4%	$7,353	27.8%
SG&A	$4,321	14.5%	$4,374	16.5%
Operating income	$2,287	7.7%	$2,000	7.6%
Net sales
Net sales for the three months ended September 30, 2018 were approximately $29.9 million, an increase of $3.4 million compared to the same period in 2017. The increase in net sales is primarily a result of increased demand across various markets. International sales were $11.7 million in the three months ended September 30, 2018 as compared to $10.6 million in the three months ended September 30, 2017, an increase of $1.1 million, primarily as a result of the increase in sales at PMAG.
Gross profit
Gross profit for the three months ended September 30, 2018 was approximately $7.6 million compared to approximately $7.4 million in the same period of 2017. Gross profit as a percentage of net sales decreased from 27.8% for the quarter ended September 30, 2017 to 25.4% in the quarter ended September 30, 2018 principally due to product mix and increased raw material costs.
Selling, general and administrative expense
Selling, general and administrative expense in the three month period ended September 30, 2018 was $4.3 million, compared to approximately $4.4 million for the three months ended September 30, 2017. Selling, general and administrative expense was 14.5% of net sales in the three months ended September 30, 2018 and 16.5% in the three months ended September 30, 2017.
Income from operations
Income from operations for the three-months ended September 30, 2018 was approximately $2.3 million, an increase of $0.3 million when compared to the same period in 2017, based on the factors noted above.

Clean Earth

	Three months ended
	September 30, 2018		September 30, 2017
Net revenues	$71,117	100.0%	$55,676	100.0%
Gross profit	$18,611	26.2%	$15,889	28.5%
SG&A	$10,559	14.8%	$6,782	12.2%
Operating income	$4,278	6.0%	$5,592	10.0%

Net revenues
Net revenues for the three months ended September 30, 2018 were approximately $71.1 million, an increase of $15.4 million, or 27.7%, compared to the same period in 2017. The increase in net revenues is due to improved performance across each of Clean Earth's service lines, as well as acquisitions made in the last year. For the three months ended September 30, 2018, contaminated soil revenue increased 26% as compared to the same period last year, which is principally attributable to a recent acquisition. Hazardous waste revenues increased 18% principally as a result of recent acquisitions and growth in the base business. Net revenues from dredged material increased $3.5 million during the three months ended September 30, 2018 as compared to the same period in 2017 due to the timing of projects. Contaminated soils represented approximately 54% of net revenues for the three months ended September 30, 2018 and 55% of net revenues for the three months ended September 30, 2017.
Gross profit
Gross profit for the three months ended September 30, 2018 was approximately $18.6 million compared to approximately $15.9 million in the same period of 2017, with a majority of the increase in gross profit reflecting the increase in hazardous and non-hazardous soil volume during the current period, recent acquisitions and improved processing efficiencies. Gross profit as a percentage of net revenues decreased from 28.5% for the three-month period ended September 30, 2017 to 26.2% for the same period ended September 30, 2018. The decrease in gross profit as a percentage of net revenues is due to increased back-end costs for certain soil facilities.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2018 increased to approximately $10.6 million, or 14.8%, of net revenues, as compared to $6.8 million, or 12.2%, of net revenues for the same period in 2017. The increased spending is related to the transaction and integration costs of recent acquisitions and increased labor expenses.
Income from operations
Income from operations for the three months ended September 30, 2018 was approximately $4.3 million as compared to income from operations of $5.6 million for the three months ended September 30, 2017, a decrease of $1.3 million, primarily as a result of those factors described above.

Foam Fabricators

	Three months ended
	September 30, 2018		September 30, 2017
			Pro forma
Net sales	$33,337	100.0%	$32,986	100.0%
Gross profit	$9,447	28.3%	$10,057	30.5%
SG&A	$3,101	9.3%	$3,190	9.7%
Operating income	$4,100	12.3%	$4,672	14.2%
Pro forma financial information for Foam Fabricators for the three months ended September 30, 2017 includes pre-acquisition results of operations for the period from July 1, 2017 through September 30, 2017, for comparative purposes. The historical results of Foam Fabricators have been adjusted to reflect the purchase accounting adjustments recorded in connection with the acquisition: $0.3 million in stock compensation expense and $2.0 million in amortization expense, as well as $0.2 million in management fees that would have been incurred by Foam Fabricators if we owned the company during this period.
Net sales
Net sales for the quarter ended September 30, 2018 were $33.3 million, an increase of $0.4 million, or 1.1%, compared to the quarter ended September 30, 2017. The increase in net sales was primarily due to organic growth within the existing customer base, primarily related to the appliance and protective packaging categories.
Gross profit
Gross profit as a percentage of net sales was 28.3% and 30.5% for the three months ended September 30, 2018 and 2017, respectively. The decrease in gross profit percentage was primarily due to increased raw material costs and, to a lesser degree, increased compensation, benefits and other plant expenses. A majority of Foam Fabricator's products are made with expanded polystyrene ("EPS") resin, an oil & natural gas derived polymer with an added expansion agent, therefore raw material costs will increase with increases in the price of oil and natural gas.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2018 was $3.1 million as compared to $3.2 million for the three months ended September 30, 2017, a decrease of $0.1 million. Selling, general and administrative expense for the three months ended September 30, 2018 includes $0.6 million in integration service fees paid to CGM. Excluding the integration fees, selling, general and administrative expense for the three months ended September 30, 2018 was $0.7 million lower than the comparable period in the prior year due to lower management bonus expenses and nonrecurring expenses related to the compensation of the previous owner.
Income from operations
Income from operations was $4.1 million for the three months ended September 30, 2018 as compared to $4.7 million for the three months ended September 30, 2017, a decrease of $0.6 million, primarily as a result of the factors noted above.
Sterno

	Three months ended
	September 30, 2018		September 30, 2017
			Pro forma
Net sales	$113,868	100.0%	$95,768	100.0%
Gross profit	$26,664	23.4%	$25,645	26.8%
SG&A	$10,577	9.3%	$9,637	10.1%
Operating income	$11,634	10.2%	$11,617	12.1%
Pro forma financial information for Sterno for the three months ended September 30, 2017 includes pre-acquisition results of operations for Rimports, which was acquired by Sterno on February 28, 2018, for the period from July 1, 2017 through September 30, 2017 for comparative purposes. The historical results of Rimports have been adjusted to reflect an additional $2.4 million in amortization expense recorded in connection with the purchase accounting adjustments related to the acquisition.
Net sales
Net sales for the three months ended September 30, 2018 were approximately $113.9 million, an increase of $18.1 million, or 18.9%, compared to the same period in 2017. The net sales variance reflects increased Rimports sales relating to harvest promotions, scented wax products and essential oils, as well as stronger Sterno Home candle and outdoor sales.
Gross profit
Gross profit as a percentage of net sales decreased from 26.8% for the three months ended September 30, 2017 to 23.4% for the same period ended September 30, 2018. Sterno recognized an additional $2.0 million in expense related to the amortization of the inventory step-up resulting from the purchase price allocation of the Rimports acquisition during the third quarter of 2018. Removing the effect of the amortization of the step-up results in a gross profit percentage of 25.2%, a decrease of 160 basis points in the third quarter of 2018 as compared to the third quarter of 2017. The decrease in gross profit percentage as compared to the quarter ended September 30, 2017 primarily reflects an increase in chemical and other material costs, as well as higher freight and carrier costs.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2018 and 2017 was approximately $10.6 million and $9.6 million, respectively. Selling, general and administrative expense represented 9.3% of net sales for the three months ended September 30, 2018 as compared to 10.1% of net sales for the same period in 2017. Selling, general and administrative expense decreased as a percentage of net sales during the three months ended September 30, 2018 due to lower advertising and marketing costs, commissions, development expense and royalty costs at Sterno Home.

Income from operations
Income from operations for both the three months ended September 30, 2018 and 2017 was approximately $11.6 million, based on the factors noted above.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017
Consolidated
The following table sets forth our unaudited results of operations for the nine months ended September 30, 2018 and 2017:

	Nine months ended
	September 30, 2018	September 30, 2017

Net revenues	$1,239,150	$921,330
Cost of revenues	812,653	599,552
Gross profit	426,497	321,778
Selling, general and administrative expense	295,178	239,102
Fees to manager	32,842	24,308
Amortization of intangibles	49,280	39,256
Impairment expense	—	8,864
Operating income	49,197	10,248
Interest expense	(35,465)	(22,499)
Amortization of debt issuance costs	(2,978)	(2,940)
Other income (expense)	(3,094)	(2,670)
Income (loss) from continuing operations before income taxes	7,660	(17,861)
Provision (benefit) for income taxes	4,147	(2,002)
Income (loss) from continuing operations	$3,513	$(15,859)

Net revenues
On a consolidated basis, net revenues for the nine months ended September 30, 2018 increased by approximately $317.8 million, or 34.5%, compared to the corresponding period in 2017.  Our acquisitions of Foam Fabricators and Rimports in February 2018 contributed $82.0 million and $92.3 million, respectively, to the increase in net revenues, while our acquisition of Velocity Outdoor in June 2017 contributed $50.2 million to the increase in net revenues. During the nine months ended September 30, 2018 compared to 2017, we also saw notable revenue increases at Clean Earth ($46.2 million increase), 5.11 ($23.6 million increase), Arnold ($11.1 million increase), our legacy Sterno business exclusive of Rimports ($11.6 million increase) and Manitoba Harvest ($10.5 million increase), partially offset by a decrease in sales at our Liberty and Ergobaby businesses ($4.3 million and $7.4 million decrease, respectively). Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $213.1 million during the nine month period ended September 30, 2018 compared to the corresponding period in 2017. Our acquisitions of Foam Fabricators and Rimports in February 2018 contributed $60.0 million and $72.3 million, respectively, to the increase, while our acquisition of Velocity Outdoor in June 2017 contributed $35.4 million to the increase in cost of goods sold. Clean Earth's cost of revenue increased $32.4 million, in line with the increase in revenues during the first three quarters of 2018. These i ncreases were offset by decreases in cost of revenues at other operating segments, particularly 5.11 ($8.8 million decrease as compared to the cost of revenues during the corresponding period in 2017 that included $21.7 million in expense associated with the basis step up of inventory from the purchase price allocation). Gross profit as a percentage of net revenues was approximately 34.4% in the nine months ended September 30, 2018 compared to 34.9% in the nine months ended September 30, 2017. Refer to "Results of Operations - Business Segments" for a more detailed analysis of cost of revenues by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $56.1 million during the nine month period ended September 30, 2018, compared to the corresponding period in 2017. The increase in selling, general and administrative expense in the first three quarters of 2018 compared to the first three quarters of 2017 is principally the result of the acquisition of Foam Fabricators ($8.8 million, including $1.6 million in acquisition costs), Rimports ($6.2 million, including $0.6 million in acquisition costs) and Velocity Outdoor ($8.7 million), as well as notable increases at 5.11 Tactical ($14.7 million increase) Clean Earth ($8.2 million increase) and Manitoba Harvest ($5.0 million increase). Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense was $10.3 million in the nine months ended September 30, 2018 compared to $9.0 million in the nine months ended September 30, 2017. Included in corporate was $0.6 million of professional fees associated with the refinancing of our credit facility that were expensed in the second quarter of 2018. The remaining amount of the increase at corporate was due to professional fees incurred in 2018 to implement the new revenue recognition standard at our businesses.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the nine months ended September 30, 2018, we incurred approximately $32.8 million in management fees as compared to $24.3 million in fees in the nine months ended September 30, 2017. The increase was the result of our Foam Fabricators and Rimports acquisitions in February 2018.
Amortization expense
Amortization expense for the nine months ended September 30, 2018 increased $10.0 million as compared to the nine months ended September 30, 2017 primarily as a result of the acquisition of Foam Fabricators and Rimports in February 2018, Velocity Outdoor in June 2017 and add-on acquisitions in the current and prior year.
Interest Expense
We recorded interest expense totaling $35.5 million for the nine months ended September 30, 2018 compared to $22.5 million for the comparable period in 2017, an increase of $13.0 million. The increase in interest expense primarily reflects the interest associated with the issuance of our Senior Notes in April 2018 and the increase in the amount outstanding on our revolving credit facility in the current year. The first payment of interest on the Senior Notes will be in November 2018, and for the period from the date of issuance through September 30, 2018, we recorded $14.5 million in interest expense. The average amount outstanding on our revolving credit facility in the first three quarters of 2017 was $29.1 million, while the average amount outstanding during the first nine months of 2018 was $187.0 million as a result of our add-on acquisition that occurred in 2018. Our interest expense also reflects the effect of the unrealized gains or losses on our interest rate swap. In 2018, we recognized an unrealized gain of $4.6 million, which reduced our interest expense, while in 2017, we recognized an unrealized loss of $1.2 million, which was additional interest expense in 2017.

Income Taxes
We had income tax expense of $4.1 million with an effective income tax rate of 54.1% during the nine months ended September 30, 2018 compared to income tax benefit of $2.0 million with an effective income tax rate of (11.2%) during the same period in 2017. The effective tax rate for the nine months ended September 30, 2018 and 2017 includes a loss at our parent company, which is taxed as a partnership. In December 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the "Tax Act") which made broad and complex changes to the U.S. tax code. Among other changes of the Tax Act, the tax rate on corporations was reduced from from 35% to 21%; a limitation on the deduction of interest expense was enacted, certain tangible property acquired after September 2017 will qualify for 100% expensing, U.S federal income tax on foreign earnings was eliminated (subject to certain exceptions) and a new base erosion anti-tax abuse tax were added. Although the Company is treated as a partnership for U.S. federal income tax purposes, each of our businesses was affected by the Tax Act, and the resulting impact significantly affected the calculation of our year-to-date consolidated income tax provision in 2018. Additionally, in the current year, the effect of the recapitalization at Sterno and state income taxes as well as the geographic mix of income had a significant impact on our effective tax rate. In the prior year, the impairment expense at our Arnold business and non-deductible costs at the corporate level, including the effect of the loss on our equity investment of Fox Factory Holding Corp. ("FOX") prior to the sale of our remaining FOX shares in the first quarter of 2017, account for the majority of the remaining difference in our effective income tax rates in the first nine months of 2017.

Branded Consumer Businesses
5.11 Tactical

	Nine months ended
	September 30, 2018		September 30, 2017
Net sales	$252,022	100.0%	$228,471	100.0%
Gross profit	$119,194	47.3%	$86,881	38.0%
SG&A	$108,742	43.1%	$94,000	41.1%
Operating income (loss)	$3,143	1.2%	$(14,542)	(6.4)%
Net sales
Net sales for the nine months ended September 30, 2018 were $252.0 million as compared to net sales of $228.5 million for the nine months ended September 30, 2017, an increase of $23.6 million, or 10.3%. This increase is due primarily to retail and e-commerce sales growth of $18.1 million or 54.7%, driven by growing demand in direct to consumer channels. Retail sales grew largely due to twenty-eight new retail store openings since September 2017 (bringing the total store count to forty-two as of September 30, 2018). The increase in net sales for the nine months ended September 30, 2018 as compared to the corresponding period in the prior year was offset by a $13.7 million decline in Direct-to-Agency sales.
Gross profit
Gross profit as a percentage of net sales was 47.3% in the nine months ended September 30, 2018 as compared to 38.0% in the nine months ended September 30, 2017. Cost of sales for the nine months ended September 30, 2017 includes $21.7 million in expense related to a $39.1 million inventory step-up resulting from the acquisition purchase price allocation. The total inventory step-up amount of $39.1 million was expensed to cost of goods sold over the expected turns of 5.11's inventory. Excluding the effect of the inventory step-up, the gross profit for the nine months ended September 30, 2017 was 47.5%. The decrease in gross profit percentage in the nine months ended September 30, 2018 was primarily due to a higher level of chargebacks incurred and discretionary discounts granted to customers while working through the backlog associated with challenges experienced while implementing a new Enterprise Resource Planning (ERP) system.

Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2018 was $108.7 million, or 43.1%, of net sales compared to $94.0 million, or 41.1% of net sales for the comparable period in 2017. This increase in selling, general and administrative expense as a percentage of net sales was primarily due to twenty-eight new retail stores that were not open in the prior comparable period, higher temporary labor costs associated with the ERP implementation, higher software maintenance costs related to the ERP system and costs to move into 5.11’s new Manteca warehouse facility, which occurred in the second quarter of 2018.
Income (loss) from operations
Income from operations for the nine months ended September 30, 2018 was $3.1 million, an increase of $17.7 million when compared to loss from operations of $14.5 million for the same period in 2017, based on the factors described above.
Ergobaby

	Nine months ended
	September 30, 2018		September 30, 2017
Net sales	$70,376	100.0%	$77,737	100.0%
Gross profit	$46,751	66.4%	$52,246	67.2%
SG&A	$30,644	43.5%	$28,359	36.5%
Operating income	$10,106	14.4%	$14,728	18.9%
Net sales
Net sales for the nine months ended September 30, 2018 were $70.4 million, a decrease of $7.4 million, or 9.5%, compared to the same period in 2017. Net sales from Baby Tula for the first nine months of 2018 were $15.8 million, compared to $16.5 million for the corresponding period in 2017. During the nine months ended September 30, 2018, international sales were approximately $44.6 million, representing a decrease of $1.7 million over the corresponding period in 2017. Domestic sales were $25.8 million in the first nine months of 2018, reflecting a decrease of $5.7 million compared to the corresponding period in 2017. The decrease in domestic sales was primarily the result of the disruption in the retail landscape during 2018, including the continuing effect of the bankruptcy of a large national retail customer.
Gross profit
Gross profit was $46.8 million for the nine months ended September 30, 2018, or 66.4% of net sales, as compared to $52.2 million, or 67.2% of net sales for the nine months ended September 30, 2017. The decrease in gross profit as a percentage of net sales in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was due to changes in product mix and increased production costs as a result of the launch of a new stroller product.

Selling, general and administrative expense
Selling, general and administrative expense was $30.6 million, or 43.5% of net sales for the nine months ended September 30, 2018 as compared to $28.4 million or 36.5% of net sales for the same period of 2017. The increase in selling, general and administrative expense in the nine months ended September 30, 2018 as compared to the comparable period in the prior year is due to increases in employee related costs, additional marketing for the new stroller product category launch, additional expense related to the closure of a large retail account, higher distribution and fulfillment costs, commissions due to the mix of sales, as well as the impact of foreign exchange rates.
Income from operations
Income from operations for the nine months ended September 30, 2018 decreased $4.6 million, to $10.1 million, compared to $14.7 million for the same period of 2017. This decrease was principally based on the factors described above.

Liberty Safe

	Nine months ended
	September 30, 2018		September 30, 2017
Net sales	$61,741	100.0%	$66,008	100.0%
Gross profit	$15,330	24.8%	$18,851	28.6%
SG&A	$10,008	16.2%	$11,284	17.1%
Operating income	$4,894	7.9%	$6,900	10.5%
Net sales
Net sales for the nine months ended September 30, 2018 decreased approximately $4.3 million, or 6.5%, to $61.7 million, compared to the nine months ended September 30, 2017. Non-Dealer sales were approximately $24.2 million in the nine months ended September 30, 2018 compared to $29.9 million for the nine months ended September 30, 2017, representing a decrease of $5.7 million, or 19.0%. Dealer sales totaled approximately $37.5 million in the nine months ended September 30, 2018 compared to $36.1 million in the same period in 2017, representing an increase of $1.4 million or 3.9%. Liberty continues to face negative trends in the U.S. outdoor retail market, including the bankruptcy filing by a national retailer in the prior year, slower ordering and reductions of inventory levels as a result of the merger of two major outdoor retailers and softer sales at retailers dealing in sporting goods.
Gross profit
Gross profit as a percentage of net sales totaled approximately 24.8% and 28.6% for the nine months ended September 30, 2018 and September 30, 2017, respectively. The decrease in gross profit as a percentage of net sales during the nine months ended September 30, 2018 compared to the same period in 2017 is primarily attributable to cost increases in raw materials. Liberty has continued to see a rise in raw material costs, particularly the cost of steel, during 2018 as the tariffs on imported steel has led to rising domestic steel prices. On average, materials account for approximately 60% of the total costs of a safe, with steel accounting for 40% of material costs.
Selling, general and administrative expense
Selling, general and administrative expense was $10.0 million for the nine months ended September 30, 2018 compared to $11.3 million for the nine months ended September 30, 2017. Selling, general and administrative expense represented 16.2% of net sales in the first three quarters of 2018 and 17.1% of net sales for the same period of 2017. The decrease in selling, general and administrative expense as a percentage of net sales is primarily a result of a reserve recorded in the first quarter of 2017 related to a national retailer bankruptcy.
Income from operations
Income from operations decreased $2.0 million during the nine months ended September 30, 2018 to $4.9 million, compared to the corresponding period in 2017. This decrease was principally based on the factors described above.

Manitoba Harvest

	Nine months ended
	September 30, 2018		September 30, 2017
Net sales	$53,169	100.0%	$42,625	100.0%
Gross profit	$23,546	44.3%	$19,213	45.1%
SG&A	$20,527	38.6%	$15,502	36.4%
Operating income (loss)	$(670)	(1.3)%	$75	0.2%
Net sales
Net sales for the nine months ended September 30, 2018 were approximately $53.2 million as compared to $42.6 million for the nine months ended September 30, 2017, an increase of $10.5 million, or 24.7%. During the first nine months of 2018, Manitoba Harvest experienced strong growth across both the branded and ingredient segments. Consumer awareness programs, new distribution gains, and consumer demand for plant-based protein continue to drive sales of their shelled hemp seed and hemp oil products.
Gross profit
Gross profit for the nine months ended September 30, 2018 was approximately $23.5 million compared to approximately $19.2 million for the same period in 2017, an increase of $4.3 million. Gross profit as a percentage of net sales was 44.3% in the nine months ended September 30, 2018 and 45.1% in the nine months ended September 30, 2017. The decrease in gross profit as a percentage of net sales in the first nine months of 2018 as compared to the same period in the prior year is primarily attributable to higher logistics costs.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2018 was approximately $20.5 million as compared to $15.5 million in the nine months ended September 30, 2017. Selling, general and administrative expense was 38.6% of net sales in the first nine months of 2018 as compared to 36.4% of net sales for the same period in 2017. The increase in selling, general and administrative expense in the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to ongoing investments in key operating capability initiatives such as creative production, digital media, public relations, creative production, field sales and research and development.

Income (loss) from operations
Manitoba Harvest had a loss from operations for the nine months ended September 30, 2018 of $0.7 million, as compared to income from operations of $0.1 million for the nine months ended September 30, 2017. While gross profit for the nine months ended September 30, 2018 increased $4.3 million, the ongoing investment in their business that Manitoba Harvest has made has led to an offsetting increase in selling, general and administrative expense in the current year.

Velocity Outdoor

	Nine months ended
	September 30, 2018		September 30, 2017 (1)
			Pro forma
Net sales	$94,266	100.0%	$85,848	100.0%
Gross profit	$26,474	28.1%	$18,760	21.9%
SG&A	$17,335	18.4%	$13,715	16.0%
Operating income	$5,125	5.4%	$1,172	1.4%
Pro forma financial information for Velocity Outdoor for the nine months ended September 30, 2017 includes pre-acquisition results of operations for the period from January 1, 2017 through June 2, 2017, the date of the Velocity Outdoor acquisition, for comparative purposes. The historical results of Velocity Outdoor were adjusted in the prior year to reflect the purchase accounting adjustments recorded in connection with the acquisition.
Net sales
Net sales for the nine months ended September 30, 2018 were $94.3 million, an increase of $8.4 million or 9.8%, compared to the same period in 2017. The increase in net sales for the nine months ended September 30, 2018 is primarily due to Junior Reserve Officers Training Corps sales along with add on acquisitions in the third quarters of 2017 and 2018.
Gross profit
Gross profit as a percentage of net sales was 28.1% for the nine months ended September 30, 2018 as compared to 21.9% in the nine months ended September 30, 2017. The cost of goods sold for the nine months ended September 30, 2017 included expense of $3.2 million reflecting the impact of the inventory step-up expense resulting from our acquisition of Velocity in June 2017.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2018 was $17.3 million, or 18.4% of net sales compared to $13.7 million, or 16.0% of net sales for the nine months ended September 30, 2017. The selling, general and administrative expense for the nine months ended September 30, 2018 includes $0.4 million of incremental integration services fees payable to CGM, and $1.3 million in acquisition costs related to our acquisition of Ravin in September 2018. The balance of the expense growth is related to increased sales support, marketing spend, and the impacts of the 2017 and 2018 acquisitions.
Income from operations
Income from operations for the nine months ended September 30, 2018 was $5.1 million, an increase of $4.0 million when compared to income from operations of $1.2 million for the same period in 2017, based on the factors described above.
Niche Industrial Businesses
Advanced Circuits

	Nine months ended
	September 30, 2018		September 30, 2017
Net sales	$68,454	100.0%	$66,404	100.0%
Gross profit	$31,582	46.1%	$30,309	45.6%
SG&A	$11,085	16.2%	$10,895	16.4%
Operating income	$19,202	28.1%	$18,106	27.3%
Net sales
Net sales for the nine months ended September 30, 2018 increased approximately $2.1 million to $68.5 million compared to the nine months ended September 30, 2017. The increase in net sales was due to increased sales in Quick-Turn Production PCBs by approximately $0.9 million, Long-Lead Time PCBs by approximately $1.2 million, Subcontract by approximately $0.8 million, and decreased Promotion by approximately $0.6 million. This was partially offset by decreases in Assembly sales by approximately $0.7 million and Quick-Turn Small-Run PCBs by approximately $0.7 million. On a consolidated basis at ACI, Quick-Turn Small-Run PCBs comprised approximately 19.3% of gross sales and Quick-Turn Production PCBs represented approximately 33.5% of gross sales for the nine months ended September 30, 2018. Quick-Turn Small-Run PCBs comprised approximately 20.7% of gross sales and Quick-Turn Production PCBs represented approximately 32.9% of gross sales for the nine months ended September 30, 2017.
Gross profit
Gross profit as a percentage of net sales increased 50 basis points during the nine months ended September 30, 2018 compared to the corresponding period in 2017 (46.1% at September 30, 2018 compared to 45.6% at September 30, 2017) primarily as a result of sales mix.
Selling, general and administrative expense
Selling, general and administrative expense was approximately $11.1 million in the nine months ended September 30, 2018 and $10.9 million in the nine months ended September 30, 2017. Selling, general and administrative expense represented 16.2% of net sales for the nine months ended September 30, 2018 compared to 16.4% of net sales in the corresponding period in 2017.
Income from operations
Income from operations for the nine months ended September 30, 2018 was approximately $19.2 million compared to $18.1 million in the same period in 2017, an increase of approximately $1.1 million, principally as a result of the factors described above.

Arnold

	Nine months ended
	September 30, 2018		September 30, 2017
Net sales	$90,486	100.0%	$79,421	100.0%
Gross profit	$24,083	26.6%	$20,574	25.9%
SG&A	$14,177	15.7%	$13,285	16.7%
Operating income (loss)	$6,957	7.7%	$(4,551)	(5.7)%
Net sales
Net sales for the nine months ended September 30, 2018 were approximately $90.5 million, an increase of $11.1 million compared to the same period in 2017. The increase in net sales is primarily a result of increased demand across various markets, particularly aerospace and defense. International sales were $36.1 million in the nine months ended September 30, 2018 as compared to $31.7 million in the nine months ended September 30, 2017, an increase of $4.4 million, primarily as a result of an increase in sales at PMAG.

Gross profit
Gross profit for the nine months ended September 30, 2018 was approximately $24.1 million compared to approximately $20.6 million in the same period of 2017. Gross profit as a percentage of net sales increased from 25.9% for the nine months ended September 30, 2017 to 26.6% in the nine months ended September 30, 2018 principally due to increased sales volume and manufacturing efficiencies.
Selling, general and administrative expense
Selling, general and administrative expense in the nine-month period ended September 30, 2018 was $14.2 million, compared to approximately $13.3 million for the nine months ended September 30, 2017. Selling, general and administrative expense represented 15.7% of net sales for the nine months ended September 30, 2018 compared to 16.7% of net sales in the corresponding period in 2017.
Income (loss) from operations
Income from operations for the nine months ended September 30, 2018 was approximately $7.0 million, an increase of $11.5 million when compared to the same period in 2017. In the first quarter of 2017, Arnold recorded goodwill impairment expense of $8.9 million related to an interim goodwill impairment test at December 31, 2016. The remaining amount of the increase in income from operations was based on the factors described above.

Clean Earth

	Nine months ended
	September 30, 2018		September 30, 2017
Net revenues	$199,579	100.0%	$153,370	100.0%
Gross profit	$56,590	28.4%	$42,731	27.9%
SG&A	$33,399	16.7%	$25,205	16.4%
Operating income	$12,495	6.3%	$7,597	5.0%
Net revenues
Net revenues for the nine months ended September 30, 2018 were approximately $199.6 million, an increase of $46.2 million, or 30.1%, compared to the same period in 2017. For the nine months ended September 30, 2018, contaminated soil revenue increased 22% as compared to the same period last year, which is principally attributable to recent large project awards and the impact of a recent acquisition. Hazardous waste revenues increased 24% principally as a result of a large customer project and recent acquisitions. Net revenues from dredged material increased $12.9 million for the nine months ended September 30, 2018 as compared to the same period in 2017 due to the timing of projects. Contaminated soils represented approximately 53% of net revenues for the nine months ended September 30, 2018 and 57% of net revenues for the nine months ended September 30, 2017.
Gross profit
Gross profit for the nine months ended September 30, 2018 was approximately $56.6 million compared to approximately $42.7 million in the same period of 2017, with increases in the gross profit at each of Clean Earth's service lines during the current period and improved processing efficiencies. Gross profit as a percentage of net revenues increased from 27.9% for the nine-month period ended September 30, 2017 to 28.4% for the nine months ended September 30, 2018.

Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2018 increased to approximately $33.4 million, or 16.7%, of net revenues, as compared to $25.2 million, or 16.4%, of net revenues for the nine months ended September 30, 2017. The increase was consistent with the increase in net revenues.

Income from operations
Income from operations for the nine months ended September 30, 2018 was approximately $12.5 million as compared to $7.6 million for the nine months ended September 30, 2017, an increase of $4.9 million, primarily as a result of those factors described above.

Foam Fabricators

	Nine months ended
	September 30, 2018		September 30, 2017
	Pro forma		Pro forma
Net sales	$97,021	100.0%	$95,100	100.0%
Gross profit	$25,985	26.8%	$29,661	31.2%
SG&A	$10,560	10.9%	$9,524	10.0%
Operating income	$9,054	9.3%	$13,550	14.2%

Pro forma financial information for Foam Fabricators for the nine months ended September 30, 2018 and 2017 includes pre-acquisition results of operations for the period from January 1, 2017 through September 30, 2017, and January 1, 2018 through February 15, 2018, the acquisition date of Foam Fabricators, for comparative purposes. The historical results of Foam Fabricators for the nine months ended September 30, 2017 and the period from January 1, 2018 through February 15, 2018 have been adjusted to reflect the purchase accounting adjustments recorded in connection with the acquisition. In the nine months ended September 30, 2017, we recorded $0.8 million in stock compensation expense, $0.3 million reduction in depreciation expense and $6.0 million in amortization expense, as well as $0.6 million in management fees that would have been incurred by Foam Fabricators if we owned the company during this period. The historical results of Foam Fabricators for the period from January 1, 2018 through February 15, 2018 have been adjusted to reflect $0.2 million in stock compensation expense, $0.1 million in depreciation expense, and $1.0 million in amortization expense, as well as $0.1 million in management fees that would have been incurred by Foam Fabricators if we owned the company during this period.
Net sales
Net sales for the nine months ended September 30, 2018 were $97.0 million, an increase of $1.9 million, or 2.0%, compared to the nine months ended September 30, 2017. The increase in net sales was due to organic growth with the existing customer base, primarily related to the appliance and other packaging categories.
Gross profit
Gross profit as a percentage of net sales was 26.8% and 31.2%, respectively, for the nine months ended September 30, 2018 and 2017. The cost of sales for the nine months ended September 30, 2018 includes $0.7 million related to the inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the inventory step-up, the gross profit as a percentage of net sales for the nine months ended September 30, 2018 was 27.5%, a decrease of 370 basis points compared to the comparable period in the prior year. The decrease in gross profit percentage was primarily due to due to increased raw material costs and, to a lesser degree, increased compensation, benefits and other plant expenses.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2018 was $10.6 million as compared to $9.5 million for the nine months ended September 30, 2017, an increase of $1.0 million. Selling, general and administrative expense for the nine months ended September 30, 2018 includes $1.4 million in integration service fees paid to CGM and $1.5 million in transaction costs paid in relation to the acquisition of Foam Fabricators. Excluding the integration fees and transaction costs, selling, general and administrative expense for the nine months ended September 30, 2018 was $1.9 million lower than the comparable period in the prior year due to lower management bonus expenses and nonrecurring expenses related to the compensation of the previous owner.
Income from operations
Income from operations was $9.1 million for the nine months ended September 30, 2018 as compared to $13.6 million for the nine months ended September 30, 2017, a decrease of $4.5 million based on the factors noted above.
Sterno

	Nine months ended
	September 30, 2018		September 30, 2017
	Pro forma		Pro forma
Net sales	$291,864	100.0%	$264,734	100.0%
Gross profit	$67,381	23.1%	$71,580	27.0%
SG&A	$31,161	10.7%	$30,205	11.4%
Operating income	$22,860	7.8%	$28,203	10.7%
Pro forma financial information for Sterno for the nine months ended September 30, 2018 and 2017 includes pre-acquisition results of operations for Rimports, which was acquired by Sterno on February 28, 2018. The historical results of Sterno have been adjusted to include the results of Rimports for all periods presented. The historical results of Rimports reflect the purchase accounting adjustments recorded in connection with the acquisition. For the two months ended February 28, 2018, the historical results of Rimports include an additional $1.6 million in amortization expense recorded in connection with the purchase accounting adjustments related to the acquisition, and for the nine months ended September 30, 2017, the historical results of Rimports include an additional $4.9 million in amortization expense recorded in connection with the purchase accounting adjustments related to the acquisition.
Net sales
Net sales for the nine months ended September 30, 2018 were approximately $291.9 million, an increase of $27.1 million, or 10.2%, compared to the same period in 2017. The net sales variance reflects increased Rimports sales relating to harvest promotions, scented wax products and essential oils, as well as stronger Sterno Home candle and outdoor sales.

Gross profit
Gross profit as a percentage of net sales decreased from 27.0% for the nine months ended September 30, 2017 to 23.1% for the same period ended September 30, 2018. Sterno recognized $4.6 million in cost of goods sold in the second quarter of 2018 and $2.0 million in the third quarter of 2018 related to the amortization of the inventory step-up resulting from the purchase price allocation of the Rimports acquisition. After eliminating the effect of the inventory step-up, gross profit as a percentage of net sales was 25.4% for the nine months ended September 30, 2018. The decrease in gross profit percentage during the nine months ended September 30, 2018 primarily reflects an increase in chemical and other material costs, as well as higher freight and carrier costs.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2018 was approximately $31.2 million, as compared to $30.2 million for the nine months ended September 30, 2017 an increase of $1.0 million. Selling, general and administrative expense represented 10.7% of net sales for the nine months ended September 30, 2018 as compared to 11.4% of net sales for the nine months ended September 30, 2017. Selling, general and administrative expense decreased as a percentage of net sales during the nine months ended September 30, 2018 due to an increase in sales during the current period, and lower marketing costs, commissions, development expense and reduced legal fees at Sterno Home.
Income from operations
Income from operations for the nine months ended September 30, 2018 was approximately $22.9 million, a decrease of $5.3 million when compared to the same period in 2017, primarily as a result of the effect of the inventory step-up expense associated with the Rimports acquisition, as described above.

Liquidity and Capital Resources
Liquidity
At September 30, 2018, we had approximately $36.2 million of cash and cash equivalents on hand, a decrease of $3.7 million as compared to the year ended December 31, 2017. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.
The change in cash and cash equivalents is as follows:
Operating Activities:

	Nine months ended
(in thousands)	September 30, 2018	September 30, 2017
Cash provided by operating activities	$58,772	$59,236

For the nine months ended September 30, 2018, cash flows provided by operating activities totaled approximately $58.8 million, which represents a $0.5 million decrease compared to cash provided by operating activities of $59.2 million during the nine-month period ended September 30, 2017. Cash used in operating activities for working capital for the nine months ended September 30, 2018 was $33.0 million, as compared to cash used in operating activities for working capital of $24.3 million for the nine months ended September 30, 2017. The increase in cash used for working capital purposes in the current year primarily reflects the effect of our acquisitions that occurred in February 2018 which resulted in a significant increase in operational cash flows, particularly at Rimports, our Sterno add-on acquisition, which has higher second and third quarter cash usage that is not reflected in the prior period.
Investing Activities:

	Nine months ended
(in thousands)	September 30, 2018	September 30, 2017
Cash used in investing activities	$(594,705)	$(62,956)

Cash flows used in investing activities for the nine months ended September 30, 2018 totaled approximately $594.7 million, compared to cash used in investing activities of $63.0 million in the same period of 2017. In the current year, we had a platform acquisition in the first quarter, Foam Fabricators, and several add on acquisitions at our subsidiaries. Sterno acquired Rimports in February 2018, Clean Earth has had several add-on acquisitions throughout this year, and our Velocity Outdoor subsidiary acquired Ravin in September 2018. The total amount spent on acquisitions in the nine months ended September 30, 2018 was approximately $551.9 million, while in the nine months ended September 30, 2017, we spent approximately $164.7 million on acquisitions, including our platform acquisition of Velocity Outdoor in June 2017. In the prior year, we received approximately $136.1 million related to the sale of our remaining investment in FOX, which offset the cash used for investing activities. Capital expenditures in the nine months ended September 30, 2018 increased approximately $10.2 million compared to the same period in the prior year, due primarily to expenditures at our 5.11 and Arnold businesses, as well as the effect of a full year of Velocity Outdoor ownership, and our Foam Fabricators acquisition. We expect capital expenditures for the full year of 2018 to be approximately $45 million to $55 million.
Financing Activities:

	Nine months ended
(in thousands)	September 30, 2018	September 30, 2017
Cash provided by financing activities	$531,288	$7,862

Cash flows provided by financing activities totaled approximately $531.3 million during the nine months ended September 30, 2018 compared to cash flows provided by financing activities of $7.9 million during the nine months ended September 30, 2017. The 2018 activity primarily related to the financing of our acquisitions of Foam Fabricators and Rimports in February 2018, which were financed through draws on our 2014 Revolving Credit Facility, partially offset by net proceeds of $96.5 million from the Series B Preferred Shares offering in March 2018 which was used to repay a portion of the outstanding amount on the 2014 Revolving Credit Facility. In April 2018, we issued $400 million in Senior Notes and amended our credit facility. The proceeds from the issuance of the Senior Notes were used to pay down outstanding amounts under our credit facility. Concurrently with the issuance of our Senior Notes, we refinanced our 2014 Credit Facility and reduced the amount outstanding on our term loan from $558.6 million to $500 million. In addition to activity on our credit facility, financing activities reflect the payment of our quarterly common share distributions ($64.7 million in 2018 and 2017) and preferred share distributions ($8.4 million in 2018), and the payment of a profit allocation ($39.2 million in 2017) related to the sale of our FOX shares.
Intercompany Debt
A component of our acquisition financing strategy that we utilize in acquiring the businesses we own and manage is to provide both equity capital and debt capital, raised at the parent level through our existing credit facility. Our strategy of providing intercompany debt financing within the capital structure of the businesses that we acquire and manage allows us the ability to distribute cash to the parent company through monthly interest payments and amortization of the principal on these intercompany loans. Each loan to our businesses has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity. Certain of our businesses have paid down their respective intercompany debt balances through the cash flow generated by these businesses and we have recapitalized, and expect to continue to recapitalize, these businesses in the normal course of our business. The recapitalization process involves funding the intercompany debt using either cash on hand at the parent or our applicable Credit Facility, and serves the purpose of optimizing the capital structure at our subsidiaries and providing the noncontrolling shareholders with a distribution on their ownership interest in a cash flow positive business. In January 2018, the Company completed a recapitalization at Sterno whereby the Company entered into an amendment to the intercompany loan agreement with Sterno (the "Sterno Loan Agreement"). The Sterno Loan Agreement was amended to (i) provide for term loan borrowings of $57.7 million to fund a distribution to the Company, which owned 100% of the outstanding equity of Sterno at the time of the recapitalization, and (ii) extend the maturity dates of the term loans.

In the first quarter of 2018, we amended the credit facility with Arnold whereby the maturity date of the Term A loan was extended to February 2024, and the maturity date of the Term B loan was extended to February 2025, and the financial covenants in the Arnold credit facility were updated to reflect changes in the company subsequent to acquisition in March 2012. Additionally, due to significant capital expenditures related to the implementation of a new ERP system, warehouse expansion and retail roll out, we have granted 5.11 waivers under their intercompany debt agreement effective as of the quarter ended September 30, 2017 through December 31, 2018. The waivers permit 5.11 to increase its allowable capital expenditure limits and exclude certain capital expenditures associated with the ERP system and warehouse expansion from the calculation of the fixed charge coverage ratio. Manitoba Harvest was not in compliance with the financial covenants under their intercompany loan agreement at December 31, 2017, and we amended the

Manitoba Harvest intercompany debt agreement to grant a waiver to them through December 31, 2018. Subsequent to the third quarter of 2018, we amended the Sterno Loan Agreement to increase the amount available to Sterno under their intercompany revolving credit facility. Except as previously noted, all of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at September 30, 2018.
As of September 30, 2018, we had the following outstanding loans due from each of our businesses:

(in thousands)
5.11 Tactical	$203,765
Ergobaby	$56,760
Liberty	$47,504
Manitoba Harvest	$49,355
Advanced Circuits	$82,727
Arnold	$72,580
Clean Earth	$217,985
Foam Fabricators	$105,958
Sterno	$281,506
Velocity Outdoor	$130,763

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
Financing Arrangements
2018 Credit Facility
In April 2018, we entered into an Amended and Restated Credit Agreement to amend and restate the 2014 Credit Facility, originally dated as of June 6, 2014 (as previously amended, the “Existing Credit Agreement” and as further amended by the Amended and Restated Credit Agreement, the “2018 Credit Facility”). The 2018 Credit Facility provides for (i) revolving loans, swing line loans and letters of credit (the “2018 Revolving Line of Credit”) up to a maximum aggregate amount of $600 million (the “2018 Revolving Loan Commitment”), and (ii) a $500 million term loan (the “2018 Term Loan”).
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

We had $366.7 million in net availability under the 2018 Revolving Credit Facility at September 30, 2018. The outstanding borrowings under the 2018 Revolving Credit Facility include $0.3 million of outstanding letters of credit at September 30, 2018.
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

The following table reflects required and actual financial ratios as of September 30, 2018 included as part of the affirmative covenants in our 2018 Credit Facility.

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Fixed Charge Coverage Ratio	Greater than or equal to 1.50:1.0	4:66:1.0
Total Secured Debt to EBITDA Ratio	Less than or equal to 3.50:1.0	2.49:1.0
Total Debt to EBITDA Ratio	Less than or equal to 5.00:1.0	3.85:1.0
Interest Expense
The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Nine months ended September 30,
	2018	2017
Interest on credit facilities	$23,293	$18,008
Unused fee on Revolving Credit Facility	1,282	2,143
Amortization of original issue discount	576	781
Interest on Senior Notes	14,489	—
Unrealized (gain) loss on interest rate derivative (1)	(4,649)	1,178
Letter of credit fees	6	63
Other	524	414
Interest expense	$35,521	$22,587
Average daily balance of debt outstanding	$953,152	$593,314
Effective interest rate (1)	5.0%	5.1%

(1) On September 16, 2014, we purchased an interest rate swap (the "Swap") with a notional amount of $220 million effective April 1, 2016 through June 6, 2021. The agreement requires us to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At September 30, 2018, the current portion of the Swap was in a liability position and had a fair value of $0.5 million, and the non-current portion of the Swap was in an asset position with a fair value of $0.5 million. The fair value of the Swap reflects the present value of future payments and receipts under the agreement and is reflected as a component of interest expense and non-current assets and current liabilities at September 30, 2018.

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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Nine months ended September 30, 2018

	Corporate	5.11	Ergobaby	Liberty	Manitoba Harvest	Velocity Outdoor	ACI	Arnold	Clean Earth	Foam	Sterno	Consolidated
Net income (loss)	$(3,216)	$(9,612)	$4,550	$1,282	$(3,349)	$(934)	$10,646	$(330)	$2,229	$530	$2,882	$4,678
Adjusted for:
Provision (benefit) for income taxes	—	(586)	1,697	420	(1,163)	(736)	2,790	2,446	(2,247)	689	837	4,147
Interest expense, net	34,980	13	1	—	10	235	(2)	—	228	—	—	35,465
Intercompany interest	(72,887)	12,904	3,661	3,139	3,732	6,401	5,605	4,660	11,844	5,898	15,043	—
Depreciation and amortization	1,620	16,201	6,397	1,190	4,884	6,252	2,497	4,789	17,781	7,912	21,758	91,281
EBITDA	(39,503)	18,920	16,306	6,031	4,114	11,218	21,536	11,565	29,835	15,029	40,520	135,571
Gain on sale of business	(1,165)	—	—	—	—	—	—	—	—	—	—	(1,165)
(Gain) loss on sale of fixed assets	—	(259)	—	59	13	—	—	48	53	72	—	(14)
Noncontrolling shareholder compensation	—	1,903	733	37	557	1,074	18	117	1,165	594	1,496	7,694
Acquisition expenses and other	5	—	—	—	—	1,362	—	—	1,444	1,552	632	4,995
Integration services fee	—	—	—	—	—	750	—	—	—	1,406	—	2,156
Loss on foreign currency transaction and other	1,364	—	—	—	—	—	—	—	—	—	—	1,364
Management fees	28,734	750	375	375	263	375	375	375	375	470	375	32,842
Adjusted EBITDA	$(10,565)	$21,314	$17,414	$6,502	$4,947	$14,779	$21,929	$12,105	$32,872	$19,123	$43,023	$183,443

Adjusted EBITDA
Nine months ended September 30, 2017

	Corporate	5.11	Ergo	Liberty	Manitoba Harvest	Velocity Outdoor	ACI	Arnold	Clean Earth	Foam	Sterno	Consolidated
Net income (loss)	$(5,407)	$(15,043)	$5,364	$2,522	$(2,505)	$(3,375)	$8,839	$(10,282)	$(1,980)		$6,348	$(15,519)
Adjusted for:										Not Applicable
Provision (benefit) for income taxes	—	(10,405)	3,941	1,351	(944)	(962)	2,755	270	(1,041)		3,034	(2,001)
Interest expense, net	22,154	51	—	—	37	23	(11)	—	245		—	22,499
Intercompany interest	(49,297)	10,697	4,628	2,989	3,211	2,561	6,194	5,194	10,108		3,715	—
Depreciation and amortization	1,392	35,233	10,002	1,359	5,011	5,932	2,716	5,238	16,502		8,995	92,380
EBITDA	(31,158)	20,533	23,935	8,221	4,810	4,179	20,493	420	23,834		22,092	97,359
Gain on sale of businesses	(340)	—	—	—	—	—	—	—	—		—	(340)
(Gain) loss on sale of fixed assets	—	—	—	46	(227)	—	(10)	(9)	(56)		486	230
Noncontrolling shareholder compensation	—	1,786	521	7	750	—	18	149	1,166		555	4,952
Impairment expense	—	—	—	—	—	—	—	8,864	—		—	8,864
Acquisition related expenses	—	—	—	—	—	1,836	—	—	—		—	1,836
Integration services fee	—	2,333	—	—	—	375	—	—	—		—	2,708
Gain on equity method investment	5,620	—	—	—	—	—	—	—	—		—	5,620
Gain on foreign currency transaction and other	(3,583)	—	—	—	—	—	—	—	—		—	(3,583)
Management fees	20,881	750	375	375	262	165	375	375	375		375	24,308
Adjusted EBITDA	$(8,580)	$25,402	$24,831	$8,649	$5,595	$6,555	$20,876	$9,799	$25,319		$23,508	$141,954

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

	Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2017
Net income (loss)	$4,678	$(15,519)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	87,878	88,659
Impairment expense	—	8,864
Gain on sale of businesses	(1,165)	(340)
Amortization of debt issuance costs and original issue discount	3,403	3,721
Unrealized (gain) loss on interest rate hedges	(4,649)	1,178
Loss on equity method investment	—	5,620
Noncontrolling shareholder charges	7,694	4,952
Excess tax benefit from subsidiary stock options exercised	—	(417)
Provision for loss on receivables	459	4,310
Deferred taxes	(6,622)	(17,937)
Other	46	494
Changes in operating assets and liabilities	(32,950)	(24,349)
Net cash provided by operating activities	58,772	59,236
Plus:
Unused fee on revolving credit facility	1,282	2,143
Integration services fee (1)	2,156	2,708
Successful acquisition costs	4,995	1,836
Realized loss from foreign currency (2)	1,364	—
Excess tax benefit from subsidiary stock options exercised	—	417
Changes in operating assets and liabilities	32,950	24,349
Other	885	—
Less:
Payment of interest rate swap	1,444	3,050
Maintenance capital expenditures: (3)
Compass Group Diversified Holdings LLC	—	—
5.11 Tactical	2,629	2,914
Advanced Circuits	1,169	219
Arnold	3,160	2,548
Clean Earth	5,998	3,591
Ergobaby	646	788
Foam Fabricators	1,455	—
Liberty	1,039	389
Manitoba Harvest	342	625
Sterno	2,320	1,373
Velocity Outdoor	3,063	968
Realized gain from foreign currency (2)	—	3,583
Other (4)	—	3,980
Preferred share distribution	8,398	—
Estimated cash flow available for distribution and reinvestment	$70,741	$66,661

Distribution paid in April 2018/2017	$(21,564)	$(21,564)
Distribution paid in July 2018/2017	(21,564)	(21,564)
Distribution paid in October 2018/2017	(21,564)	(21,564)
	$(64,692)	$(64,692)
(1) Represents fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership, payable quarterly.
(2) Reflects the foreign currency transaction gain or loss resulting from the Canadian dollar intercompany loans issued to Manitoba Harvest.

(3)
Represents maintenance capital expenditures that were funded from operating cash flow, net of proceeds from the sale of property, plant and equipment, and excludes growth capital expenditures of approximately $19.2 million for the nine months ended September 30, 2018 and $17.5 million for the nine months ended September 30, 2017.

(4)	Includes amounts for the establishment of accounts receivable reserves related to two retail customers who filed for bankruptcy during 2017.

Seasonality
Earnings of certain of our operating segments are seasonal in nature. Earnings from Liberty are typically lowest in the second quarter due to lower demand for safes at the onset of summer. Velocity Outdoor typically has higher sales in the third and fourth quarter each year, reflecting the hunting and holiday seasons. Earnings from Clean Earth are typically lower during the winter months due to the limits on outdoor construction and development activity because of the colder weather in the Northeastern United States. Sterno typically has higher sales in the second and fourth quarter of each year, reflecting the outdoor summer and holiday seasons, respectively.
Related Party Transactions
Integrations Services Agreements
Foam Fabricators, which was acquired in 2018, and Velocity Outdoor, which was acquired in 2017, entered into Integration Services Agreements ("ISA") with CGM.  The ISA provides for CGM to provide services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act and align the acquired entity's policies and procedures with our other subsidiaries.  Each ISA is for the twelve-month period subsequent to the acquisition. Velocity Outdoor paid CGM $0.75 million in integration services fees during 2017 and $0.75 million in integration services fees in 2018. Foam Fabricators will pay CGM $2.25 million over the term of the ISA, $2.0 million in 2018 and $0.25 million in 2019.
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

5.11 - Related Party Vendor Purchases
5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the three and nine months ended September 30, 2018, 5.11 purchased approximately $0.9 million and $2.9 million, respectively, in inventory from the vendor.
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
The table below summarizes the payment schedule of our contractual obligations at September 30, 2018:

(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$1,526,473	$33,196	$120,800	$353,746	$1,018,731
Operating lease obligations (2)	137,762	22,324	42,974	28,607	43,857
Purchase obligations (3)	426,929	245,766	103,297	74,174	3,692
Total (4)	$2,091,164	$301,286	$267,071	$456,527	$1,066,280

(1)	Reflects amounts due under our 2018 Credit Facility, as well as our Senior Notes, together with interest on our debt obligations.

(2)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms.

(3)
Reflects non-cancelable commitments as of September 30, 2018, including: (i) shareholder distributions of $93.5 million over the next year; (ii) estimated management fees of $36.4 million per year over the next five years; and (iii) other obligations including amounts due under employment agreements. Distributions to our shareholders are approved by our board of directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.

(4)
The contractual obligation table does not include approximately $1.1 million in liabilities associated with unrecognized tax benefits as of September 30, 2018 as the timing of the recognition of this liability is not certain. The amount of the liability is not expected to significantly change in the next twelve months.

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
We use a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment testing. The qualitative factors we consider include, in part, the general macroeconomic environment, industry and market specific conditions for each reporting unit, financial performance including actual versus planned results and results of relevant prior periods, operating costs and cost impacts, as well as issues or events specific to the reporting unit. As part of the assessment of the Arnold reporting units at March 31, 2018, we performed impairment testing on the three separate reporting units. Two of the Arnold reporting units, PMAG and PTM, were tested qualitatively, while a quantitative impairment test was performed on the Flexmag reporting unit because we could not determine that it was more-likely than-not that the fair value of a reporting unit exceeded its carrying value. We then performed a quantitative impairment test of the Arnold operating segment, which combined the three reporting units. The results of the quantitative impairment testing of the Arnold reporting unit indicated that the fair value of the Arnold reporting unit exceeded the carrying value by 254%. For the reporting units that were tested qualitatively, the results of the qualitative analysis indicated that the fair value exceeded their carrying value.
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

ITEM 4. CONTROLS AND PROCEDURES
As required by Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15(b), Holdings’ Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2018. Based on that evaluation, the Holdings’ Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of September 30, 2018.

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
Date: 10/31/2018
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: 10/31/2018

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