Form 10-K
period 2018-12-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2019-02-27
CIK 1345126, 1345122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 001-34927

Compass Diversified Holdings
(Exact name of registrant as specified in its charter)

Delaware	57-6218917
(Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Commission File Number: 001-34926

Compass Group Diversified Holdings LLC
(Exact name of registrant as specified in its charter)

Delaware	20-3812051
(Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Riverside Avenue Second Floor Westport, CT	06880
(Address of principal executive offices)	(Zip Code)
(203) 221-1703
(Registrants’ telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Shares representing beneficial interests in Compass Diversified Holdings (“common shares”)	New York Stock Exchange
Series A Preferred Shares representing Series A Trust Preferred Interest in Compass Diversified Holdings ("Series A Preferred Shares")	New York Stock Exchange
Series B Preferred Shares representing Series B Trust Preferred Interest in Compass Diversified Holdings ("Series B Preferred Shares")	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

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
If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrants are collectively a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☑
The aggregate market value of the outstanding common shares of trust stock held by non-affiliates of Compass Diversified Holdings at June 30, 2018 was $878,535,519 based on the closing price on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates. There were 59,900,000 common shares of trust stock without par value outstanding at February 22, 2019.
Documents Incorporated by Reference
Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2019 Annual Meeting of Shareholders is incorporated by reference into Part III.

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

•
the "2014 Credit Facility" refer to the credit agreement, as amended, entered into on June 14, 2014 with a group of lenders led by Bank of America N.A. as administrative agent, as amended from time to time, which provides for a Revolving Credit Facility and a Term Loan;

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
The Company is the operating entity with a board of directors whose corporate governance responsibilities are similar to that of a Delaware corporation. The Company’s board of directors oversees the management of the Company and our businesses and the performance of Compass Group Management LLC (“CGM” or our “Manager”). Certain persons who are employees and partners of our Manager receive a profit allocation as beneficial owners of 49.0% through Sostratus LLC of the Allocation Interests in us, as defined in our LLC Agreement.
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

In terms of the businesses in which we have a controlling interest as of December 31, 2018, we believe that these businesses have strong management teams, operate in strong markets with defensible market niches and maintain long-standing customer relationships.
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
The following is a brief summary of the businesses in which we own a controlling interest at December 31, 2018:
Branded Consumer Businesses

5.11
5.11 ABR Corp. ("5.11 Tactical" or "5.11") is a leading provider of purpose-built tactical apparel and gear for law enforcement, firefighters, EMS, and military special operations as well as outdoor and adventure enthusiasts. 5.11 is a brand known for innovation and authenticity, and works directly with end users to create purpose-built apparel and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide.  Headquartered in Irvine, California, 5.11 operates sales offices and distribution centers globally, and 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and on 511tactical.com. We made loans to and purchased a controlling interest in 5.11 Tactical for approximately $408.2 million in August 2016. We currently own 97.5% of the outstanding stock of 5.11 on a primary basis and 88.7% on a fully diluted basis.
Ergobaby
Ergobaby Carrier, Inc. (“Ergobaby”), headquartered in Los Angeles, California, is dedicated to building a global community of confident parents with smart, ergonomic solutions that enable and encourage bonding between parents and babies. Ergobaby offers a broad range of award-winning baby carriers, strollers, car seats, swaddlers, nursing pillows, and related products that fit into families’ daily lives seamlessly, comfortably and safely. We made loans to, and purchased a controlling interest in, Ergobaby on September 16, 2010 for approximately $85.2 million. We currently own 81.9% of the outstanding stock of Ergobaby on a primary basis and 76.4% on a fully diluted basis.
Liberty Safe
Liberty Safe and Security Products, Inc. (“Liberty Safe” or “Liberty”), headquartered in Payson, Utah, is a designer, manufacturer and marketer of premium home, office and gun safes in North America. From its over 300,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. We made loans to, and purchased a controlling interest in, Liberty Safe on March 31, 2010 for approximately $70.2 million. We currently own 88.6% of the outstanding stock of Liberty Safe on a primary basis and 85.2% on a fully diluted basis.
Manitoba Harvest
Fresh Hemp Foods Ltd. ("Manitoba Harvest" or "Manitoba"), headquartered in Winnipeg, Manitoba, is a pioneer and leader in the manufacture and distribution of branded, hemp-based foods and hemp-based ingredients. Manitoba Harvest’s products, which include Hemp Hearts™, Hemp Heart Bites™, and Hemp protein powders, are currently carried in approximately 13,000 retail stores across the United States and Canada. We made loans to, and purchased a controlling interest in, Manitoba Harvest on July 10, 2015 for approximately $102.7 million (C$130.3 million). We currently own 76.6% of the outstanding stock of Manitoba Harvest on a primary basis and 68.1% on a fully diluted basis.
Velocity Outdoor
Velocity Outdoor Inc. ("Velocity Outdoor" or "Velocity") (formerly Crosman Corp.) is a leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices and related accessories. Velocity Outdoor offers its products under the highly recognizable Crosman, Benjamin, LaserMax, Ravin and CenterPoint brands that are available through national retail chains, mass merchants, dealer and distributor networks. The airgun product category consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Velocity Outdoor's other primary product categories are archery, with products including CenterPoint crossbows and the Pioneer Airbow, consumables, which includes steel and plastic BBs, lead pellets and CO2 cartridges, lasers for firearms, and airsoft products. We made loans to, and purchased a controlling interest in, Velocity Outdoor on June 2, 2017 for approximately $150.4 million. In September 2018, Velocity acquired Ravin Crossbows LLC ("Ravin" or "Ravin Crossbows"), a manufacturer and innovator of crossbows and accessories. Ravin primarily focuses on the higher-end segment of the crossbow market and has developed significant intellectual property related to the advancement of crossbow technology. Velocity Outdoor is headquartered in Bloomfield, New York. We currently own 99.2% of the outstanding stock of Velocity Outdoor on a primary basis and 91.0% on a fully diluted basis.
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
Arnold
AMT Acquisition Corp. ("Arnold") serves a variety of markets including aerospace and defense, motorsport/ automotive, oil and gas, medical, general industrial, energy, reprographics and advertising specialties. Over the course of 100+ years, Arnold has successfully evolved and adapted our products, technologies, and manufacturing presence to meet the demands of current and emerging markets. Arnold produces high performance permanent magnets (PMAG), precision foil products (Precision Thin Metals or "PTM"), and flexible magnets (Flexmag™) that are mission critical in motors, generators, sensors and other systems and components. Arnold has expanded globally and built strong relationships with our customers worldwide. Arnold is the largest and, we believe, the most technically advanced U.S. manufacturer of engineered magnetic systems. Arnold is headquartered in Rochester, New York. We made loans to, and purchased a controlling interest in, Arnold on March 5, 2012 for approximately $128.8 million. We currently own 96.7% of the outstanding stock of Arnold on a primary basis and 79.4% on a fully diluted basis.
Clean Earth
Clean Earth Holdings, Inc. ("Clean Earth"), headquartered in Hatboro, Pennsylvania, is a provider of environmental services for a variety of contaminated materials. Clean Earth provides a one-stop shop solution that analyzes, treats, documents and recycles waste streams generated in multiple end-markets such as utilities, infrastructure, chemicals, aerospace and defense, non-public/ private development, medical, industrial and dredging. We made loans to, and purchased a controlling interest in, Clean Earth on August 26, 2014 for approximately $251.4 million. We currently own 97.5% of the outstanding stock of Clean Earth on a primary basis and 79.8% on a fully diluted basis.
Foam Fabricators
Foam Fabricators Inc. ("Foam Fabricators"), headquartered in Scottsdale, Arizona, is a designer and manufacturer of custom molded protective foam solutions and OEM components made from expanded polystyrene (EPS) and other expanded polymers. Foam Fabricators provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building products and others. Foam Fabricators’ molded foam solutions offer shock and vibration protection, surface protection, temperature control, resistance to water absorption and vapor transmission and other protective properties critical for shipping small, delicate items, heavy equipment or temperature-sensitive goods. Foam Fabricators operates 13 molding and fabricating facilities across North America, creating a geographic footprint of strategically located manufacturing plants to efficiently serve national customer accounts. We acquired Foam Fabricators on February 15, 2018 for a purchase price of approximately $253.4 million. We currently own 100.0% of the outstanding stock of Foam Fabricators on a primary basis and 91.5% on a fully diluted basis.

Sterno
The Sterno Group LLC ("Sterno"), headquartered in Corona, California, is the parent company of Sterno Products, LLC ("Sterno Products"), Sterno Home Inc. ("Sterno Home"), and Rimports, LLC. Sterno is a leading manufacturer and marketer of of portable food warming fuels for the hospitality and consumer markets, flameless candles and house and garden lighting for the home decor market, and wickless candle products used for home decor and fragrance systems. We made loans to, and purchased all of the equity interests in, Sterno on October 10, 2014 for approximately $160.0 million. Sterno offers a broad range of wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through their Sterno Products division. In January 2016, Sterno acquired Northern International, Inc. ("Sterno Home"), which sells flameless candles and outdoor lighting products through the retail segment, and in February 2018, Sterno acquired Rimports, Inc. ("Rimports"), which is a manufacturer and distributor of branded and private label scented wax cubes and warmer products used for home decor and fragrance systems. We currently own 100.0% of the outstanding stock of Sterno on a primary basis and 88.9% on a fully diluted basis.
Our businesses also represent our operating segments. See “Our Businesses” and “Note E – Operating Segment Data” to our Consolidated Financial Statements for further discussion of our businesses as our operating segments, including information related to geographies.
2018 Highlights and Recent Events
2018 Acquisitions
Acquisition of Foam Fabricators
On February 15, 2018, the Company, through our wholly owned subsidiary FFI Compass, Inc., acquired all of the issued and outstanding capital stock of Foam Fabricators, Inc., a Delaware corporation (“Foam Fabricators”), for a purchase price of approximately $253.4 million. Foam Fabricators is a leading designer and manufacturer of custom molded protective foam solutions and OEM components made from expanded polymers such as expanded polystyrene and expanded polypropylene. Founded in 1957 and headquartered in Scottsdale, Arizona, it operates 13 molding and fabricating facilities across North America and provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building products and others.
Acquisition of Rimports
On February 26, 2018, our Sterno subsidiary acquired all of the issued and outstanding capital stock of Rimports, Inc., a Utah corporation, pursuant to a Stock Purchase Agreement, dated January 23, 2018. Sterno purchased a 100% controlling interest in Rimports. Headquartered in Provo, Utah, Rimports is a manufacturer and distributor of branded and private label scented wickless candle products used for home décor and fragrance. Rimports offers an extensive line of wax warmers, scented wax cubes, essential oils and diffusers, and other home fragrance systems, through the mass retailer channel. The purchase price, net of transaction costs, was approximately $154.4 million. The purchase price of Rimports includes a potential earn-out of up to $25 million contingent on the attainment of certain future performance criteria of Rimports. Sterno funded the acquisition through their intercompany credit facility with the Company.
Acquisition of ESMI
On May 23, 2018, Clean Earth acquired all of the outstanding capital stock of Environmental Soil Management, Inc.(“ESMI”), located in Fort Edward, New York and Loudon, New Hampshire. The acquisition provided Clean Earth the opportunity to geographically expand their soil and hazardous waste solutions in the New York and New England market. The purchase price was approximately $31.0 million.
Acquisition of Ravin Crossbows
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

Senior Notes and 2018 Credit Facility
On April 18, 2018, we consummated the issuance and sale of $400 million aggregate principal amount of our 8.000% Senior Notes due 2026 (the “Notes” or "Senior Notes") offered pursuant to a private offering. We used the net proceeds from the sale of the Notes to repay debt under our existing credit facilities in connection with a concurrent refinancing of our 2014 Credit Facility. The Notes will bear interest at the rate of 8.000% per annum and will mature on May 1, 2026. Interest on the Notes is payable in cash on May 1st and November 1st of each year, beginning on November 1, 2018. The Notes are general senior unsecured obligations and are not guaranteed by our subsidiaries.
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
Trust Preferred Share Issuance
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Preferred Shares (the "Series B Preferred Shares") for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018. Distributions on the Series B Preferred Shares are cumulative.
2018 Distributions
Common shares - For the 2018 fiscal year we declared distributions to our common shareholders totaling $1.44 per share.
Preferred shares - For the 2018 fiscal year we declared distributions to our preferred shareholders totaling $1.8125 per share on our Series A Preferred Shares and $1.724375 per share on our Series B Preferred Shares.
Subsequent Events
Manitoba Harvest
On February 19, 2019, we entered into a definitive agreement (the "Agreement") with Tilray, Inc. ("Tilray") and a wholly-owned subsidiary of Tilray, 1197879 B.C. Ltd. (“Tilray Subco”), to sell to Tilray, Inc., through Tilray Subco, all of the issued and outstanding securities of Manitoba Harvest for total consideration of up to C$419 million. Subject to certain customary adjustments, the shareholders of Manitoba Harvest, including the Company, may receive the following from Tilray as consideration for their shares of Manitoba Harvest: (i) C$150 million in cash to the holders of preferred shares of Manitoba Harvest and the holders of common shares of Manitoba Harvest (“Common Holders”) and C$127.5 million in shares of class 2 Common Stock of Tilray (“Common Stock”) to the Common Holders on the closing date of the sale (the “Closing Date Consideration”), (ii) C$50 million in cash and C$42.5 million in Common Stock to the Common Holders on the date that is six months after the closing date of the Arrangement (the “Deferred Consideration”) and (iii) C$49 million in Common Stock to the Common Holders, which amount may be reduced, potentially to zero, if Manitoba Harvest fails to attain certain levels of U.S. branded gross sales of edible or topical products containing broad spectrum hemp extracts or cannabidiols prior to December 31, 2019. The cash portion of the Closing Date Consideration will be reduced by the amount of the net indebtedness of Manitoba Harvest on the closing date and transaction expenses expected to be approximately $5 million. The Common Stock consideration is expected to be issued in reliance on the exemption from the registration requirements of the U.S. Securities Act and pursuant to exemptions from applicable securities laws of any state of the United States, such that any shares of Common Stock received by the Common Holders will be freely tradeable. The sale of Manitoba Harvest will occur pursuant to a plan of arrangement under the Business Operations Act (British Columbia). The completion of the plan of arrangement is subject to approval by the British Columbia Supreme Court. The sale is expected to close as soon as practicable following receipt of court approval.

Tax Reporting
Information returns will be filed by the Trust and the Company with the Internal Revenue Service ("IRS"), as required, with respect to income, gain, loss, deduction and other items derived from the Company’s activities. The Company has and will file a partnership return with the IRS and intends to issue a Schedule K-1 to the trustee. The trustee intends to provide information to each holder of shares using a monthly convention as the calculation period. For 2018 and future years, the Trust will continue to file a Form 1065 and issue Schedule K-1 to shareholders. For 2018, we delivered the Schedule K-1 to shareholders within the same time frame as we delivered the schedule to shareholders for the 2017 and 2016 taxable years. The relevant and necessary information for tax purposes is readily available electronically through our website. Each holder will be deemed to have consented to provide relevant information, and if the shares are held through a broker or other nominee, to allow such broker or other nominee to provide such information as is reasonably requested by us for purposes of complying with our tax reporting obligations.

WHERE YOU CAN FIND ADDITIONAL INFORMATION
We file reports with the Securities and Exchange Commission (the "SEC" or the "Commission"), including Forms S-1 and S-3 under the Securities Act of 1933, as amended (the "Securities Act"), and Forms 10-K, 10-Q, and 8-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which include exhibits, schedules and amendments to those reports, as well as other filings required by the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. In addition, copies of such reports are available free of charge through our website at http://www.compassdiversifiedholdings.com as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC.

Organizational Structure (1)

1)	The percentage holdings shown in respect to the trust reflect the ownership of the Trust common shares as of December 31, 2018.

2)
Our non-affiliated holders of common shares own approximately 84.0% of the Trust common shares and CGI Maygar Holdings, LLC owns approximately 13.4% of the Trust common shares and is our single largest holder. Path Spirit Limited is the ultimate controlling person of CGI Maygar LLC. Mr. Sabo, our Chief Executive Officer, is not a director, officer or member of CGI or any of its affiliates. The remaining 2.6% of Trust common shares are owned by our Directors and Officers.

3)
49.0% beneficially owned by certain persons who are employees and partners of our Manager. C. Sean Day, the Chairman of our Board of Directors, CGI and the former founding partners of the Manager, are non-managing members.

4)	Mr. Sabo is a partner of this entity.
5)	The Allocation Interests, which carry the right to receive a profit allocation, represent less than 0.1% equity interest in the Company.
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
Our Strategy
We have two primary strategies that we use in order to provide distributions to our shareholders and increase shareholder value. First, we focus on growing the earnings and cash flow from our acquired businesses. We believe that the scale and scope of our businesses give us a diverse base of cash flow upon which to further build. Second, we identify, perform due diligence on, negotiate and consummate additional platform acquisitions of small to middle market businesses in attractive industry sectors in accordance with acquisition criteria established by the board of directors.
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
Since our inception in May 2006, we have recorded net gains on sales of our businesses of approximately $772 million. We sold Crosman Acquisition Company (“Crosman”) in January 2007, Aeroglide Company (“Aeroglide”) and Silvue Technologies Group, Inc. (“Silvue”) in June 2008, Staffmark Holdings Inc. (“Staffmark”) in October 2011, HALO Branded Solutions (“HALO”) in May 2012, CamelBak Products, LLC ("CamelBak") in August 2015, American Furniture Manufacturing, Inc. ("American Furniture") in October 2015, and Tridien Medical Inc. ("Tridien") in September 2016. In addition, we sold our Fox Factory Holding Corp. ("FOX") subsidiary through an initial public offering and secondary issuances from August 2013 through March 2017. We sold our Manitoba Harvest Business in February 2019 and anticipate recording a gain on sale during the first quarter of 2019.
Investment in FOX
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
Financing
Credit Facility
In April 2018, we entered into the 2018 Credit Facility to amend and restate the 2014 Credit Facility, originally dated as of June 6, 2014. The 2018 Credit Facility provides for (i) revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $600 million (the “2018 Revolving Loan Commitment”), and (ii) a $500 million term loan.
At December 31, 2018, we had $496.3 million outstanding on the 2018 Term Loan and $228.0 million outstanding on our 2018 Revolving Credit Facility. All amounts outstanding under the 2018 Revolving Credit Facility will become due on April 18, 2023, which is the maturity date of loans advanced under the 2018 Revolving Credit Facility and the termination date of the revolving loan commitment. The 2018 Credit Facility also permits us, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain additional term loans in an aggregate amount of up to $250 million subject to certain restrictions and conditions.
The 2018 Credit Facility provides for letters of credit under the 2018 Revolving Credit Facility in an aggregate face amount not to exceed $100 million outstanding at any time, as well as swing line loans of up to $25 million outstanding at one time. At no time may the (i) aggregate principal amount of all amounts outstanding under the Revolving Credit Facility, plus (ii) the aggregate amount of all outstanding letters of credit and swing line loans, exceed the borrowing availability under the 2014 Credit Facility. At December 31, 2018, we had outstanding letters of credit totaling approximately $0.3 million. The borrowing availability under the 2018 Revolving Credit Facility at December 31, 2018 was approximately $371.7 million.
The 2018 Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries. (See "Note H - Debt" to the consolidated financial statements for more detail regarding our 2018 Credit Facility).
Senior Notes
On April 18, 2018, we consummated the issuance and sale of $400 million aggregate principal amount of our Senior Notes offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. We used the net proceeds from the sale of the Notes to repay debt under our existing credit facilities in connection with a concurrent refinancing transaction described above. The Notes were issued pursuant to an indenture, dated as of April 18, 2018 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The Notes will bear interest at the rate of 8.000% per annum and will mature on May 1, 2026. Interest on the Notes is payable in cash on May 1st and November 1st of each year, beginning on November 1, 2018. The Notes are general senior unsecured obligations of the Company and are not guaranteed by our subsidiaries.
We intend to finance future acquisitions through our 2018 Revolving Credit Facility, cash on hand and, if necessary, additional equity and debt financings. We believe, and it has been our experience, that having the ability to finance our acquisitions with the capital resources raised by us, rather than negotiating separate third party financing specifically related to the acquisition of individual businesses, provides us with an advantage in acquiring attractive businesses by minimizing delay and closing conditions that are often related to acquisition-specific financings. In this respect, we believe that in the future, we may need to pursue additional debt or equity financings, or offer equity in Holdings or target businesses to the sellers of such target businesses, in order to fund multiple future acquisitions.
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
The following table represents the percentage of net revenue and operating income each of our businesses contributed to our consolidated results since the date of acquisition for the years ended December 31, 2018, 2017 and 2016, and the total assets of each of our businesses as a percentage of the consolidated total as of December 31, 2018 and 2017.

	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2018	2017	2016	2018	2017	2016	2018	2017
	Net Revenue			Operating Income (1)			Total Assets
Branded Consumer:
5.11	20.6%	24.4%	11.2%	3.2%	(10.5)%	(17.8)%	19.8%	26.1%
Ergobaby	5.4%	8.1%	10.6%	9.4%	36.1%	30.0%	7.2%	9.8%
Liberty Safe	4.9%	7.2%	10.6%	4.8%	13.9%	23.2%	3.0%	4.0%
Manitoba Harvest	4.0%	4.4%	6.1%	(1.4)%	(13.7)%	0.6%	5.5%	7.8%
Velocity Outdoor	7.8%	6.2%	n/a	4.0%	1.9%	n/a	12.3%	10.9%
	42.6%	50.3%	38.5%	20.0%	27.7%	36.0%	47.8%	58.6%
Niche Industrial:
Advanced Circuits	5.5%	6.9%	8.8%	21.5%	34.7%	39.8%	3.4%	4.4%
Arnold Magnetics	7.0%	8.3%	11.1%	6.1%	(8.4)%	(22.6)%	4.6%	6.0%
Clean Earth	15.8%	16.6%	19.3%	11.8%	17.7%	13.9%	17.2%	19.4%
Foam Fabricators	6.7%	n/a	n/a	9.0%	n/a	n/a	10.6%	n/a
Sterno	22.5%	17.8%	22.4%	31.7%	28.2%	32.9%	15.9%	11.2%
	57.4%	49.7%	61.5%	80.0%	72.3%	64.0%	51.8%	41.0%
Corporate	—	—	—	—	—	—	0.4%	0.5%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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
Business Strategies
Further Expand into Consumer Market - 5.11 is well-positioned to continue investing in retail locations throughout the United States. 5.11 currently has forty-five company-owned retail locations, and management believes that there are significant opportunities to increase this footprint. 5.11 also sells to many outdoor specialty retailers and management believes there are opportunities to expand sales through increased penetration and improved merchandising.
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
International Market Expansion - The international market remains an under-penetrated opportunity for 5.11. 5.11 will continue international sales development through building country-specific sales and operations infrastructure, executing on both near and medium term large foreign government contract opportunities, and expanding consumer awareness of the 5.11 brand.
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
Within the consumer segment, the consumer wholesale channel is comprised of (i) outdoor specialty retailers, (ii) military exchanges, and (iii) online. The consumer direct channel is comprised of (i) e-commerce sales directly through the 5.11 website, www.511tactical.com, and (ii) company-owned retail stores. At the end of 2018, 5.11 operated forty-five company-owned retail locations in twenty-two states.
For the year ended December 31, 2018, professional channel sales accounted for approximately 64% of total sales; approximately 1% of total sales were in the form of DTA sales. The consumer channel accounted for approximately 35% of total sales.
5.11’s top 10 customers comprised approximately 21%, 26% and 27% of total sales in the years ended December 31, 2018, 2017 and 2016, respectively.
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
5.11 had a backlog of $17.3 million and $26.4 million at December 31, 2018 and 2017, respectively.
Suppliers
5.11 operates an efficient, low-cost supply chain, sourcing most its products through contract manufacturers in the Asia Pacific region. Production from Vietnam accounted for approximately 35% of 5.11’s purchases for the year ended December 31, 2017 and represented 5.11’s largest sourcing region. No single core product is 100% sourced by any one vendor. Management believes that 5.11’s principal manufacturers have the additional capacity to accommodate future growth.
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
Employees
As of December 31, 2018, 5.11 employed a total of 629 non-unionized, full-time employees, 47 independent contractors, and 132 temporary workers. None of 5.11’s employees are subject to collective bargaining agreements. Management believes that 5.11 has an excellent relationship with its employees.
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
History of Ergobaby
Ergobaby was founded in 2003 by Karin Frost, who designed her first baby carrier following the birth of her son. The baby carrier product line has since expanded into 3-position and 4-position carriers, with multiple style variations. In its second year of operations, Ergobaby sold 10,500 baby carriers and today sells over 1 million a year. In order to support the rapid growth, in 2007, Ergobaby made a strategic decision to establish an operating subsidiary (“EBEU”) in Hamburg, Germany. We purchased a majority interest in Ergobaby on September 16, 2010.
On May 12, 2016, Ergobaby acquired membership interests of New Baby Tula LLC (“Baby Tula”) for approximately $73.8 million, excluding a potential earn-out payment. Baby Tula designs, markets and distributes premium baby carriers and accessories and focuses its efforts on both the ergonomics and fashion of its products.

In 2013, Ergobaby expanded its portfolio into the sleep category. The launch of the Ergobaby Swaddler which focused on a unique method of swaddling newborns while retaining healthy hip and arm positioning, was the first significant category expansion outside of baby carriers for the Ergobaby brand. In 2016, Ergobaby expanded its offering in the sleep category with the launch of its Baby Sleeping Bag. Baby Tula is also in the sleep category with its blanket offering, focusing on limited edition fashion prints.
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
In 2018, Ergobaby entered into the stroller category with 2 new models. The first product launched was a full-size option called the 180 Reversible Stroller. This was followed later in the year by a premium compact option, the Metro Compact City Stroller.
Industry
Ergobaby competes in the large and expanding infant and juvenile products industry. The industry exhibits little seasonality and is somewhat insulated from overall economic trends, as parents view spending on children as largely non-discretionary in nature. Consequently, parents spend consistently on their children, particularly on durable items, such as car seats, strollers, baby carriers, and related items that are viewed as necessities. Further, an emotional component is often a factor in parents’ purchasing decisions, as parents’ desire to purchase the best and safest products for their children. As a result, according to the USDA’s most recent report on Expenditures on Children by Families 2013 (August 2014), parents on average, spend between $9,130 and $25,700 on their child on an annual basis for related housing, food, transportation, clothes, healthcare, daycare and other items, depending on age of the child and annual income. The amount spent by parents in the highest income group (before tax income greater than $106,540) was more than twice the amounts spent by parents in the lowest income group (before tax income of less than $61,530). On average, households spent between 14 - 25% of their before-tax income on a child. Similar patterns are seen in other counties around the world.
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
Within the Ergobaby Baby Carrier product line, Ergo sells 3-Position and 4-Position baby carriers in a variety of style and color variations and Baby Tula sells 3-Position, Standard, Toddler and Wrap Conversion fashion-oriented baby carriers. Baby Carrier sales were approximately $85.7 million, $96.0 million and $84.0 million in the years ended

December 31, 2018, 2017, and 2016, respectively, and represented approximately 89%, 88% and 81%, of total sales in 2018, 2017, and 2016, respectively.
Within the baby carrier accessories category, the Infant Insert is the largest sales component of the accessory category. Accessory sales were $6.7 million, $8.6 million, and $10.5 million, in 2018, 2017, and 2016, respectively, and represented approximately 7.0% in 2018, 8.4% in 2017 and 10% in 2016, of total sales.
Ergobaby’s core Baby Carrier product offerings with average retail prices are summarized below:
Ergo

•	4 styles of baby carriers - $115 - $180

•	3 styles of Infant Inserts - $25 - $38
Tula

•	3 styles of baby carriers - $149 - $900

•	1 style of Infant Inserts - $40
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

International Market Expansion - Testimony to the global strength of its lifestyle brand, Ergobaby has historically derived approximately 60% of its sales from international markets. Like it has in the U.S., Ergobaby can continue to leverage the Ergo and Tula brand equity in the international markets it currently serves to aggressively drive future growth, as well as expand its international presence into new regions. The market for Ergobaby’s products abroad continues to grow rapidly, in part due to the growth in the number of births worldwide and the fact that in many parts of Europe and Asia, the concept of baby wearing is a culturally entrenched form of infant and child transport.

New Product Development - Management believes Ergobaby has an opportunity to leverage its unique, authentic lifestyle brands and expand its product line. Since its founding in 2003, Ergobaby has successfully introduced new carrier products to maintain innovation, uniqueness, and freshness within its baby carrier and travel system product lines and has become the baby carrier industry leader with the launch of the 4-Position 360 baby carrier. In addition to expanding into new product carriers like swaddling and nursing pillows, in 2018, Ergobaby entered the stroller category by introducing a new premium compact stroller (Metro Compact City Stroller) and a full-size stroller (180 Reversible Stroller).

Customers and Distribution Channels
Ergobaby primarily sells its products through brick-and-mortar retailers, national chain stores, online retailers and distributors. In Europe, Ergobaby products are sold through its German based subsidiary, which services brick-and-mortar retailers and online retailers in Germany and France; it’s United Kingdom based subsidiary; and its Tula subsidiary in Poland; as well as a network of distributors located in Finland, Russia, Belgium, the Netherlands, Sweden, Norway, Spain, Denmark, Italy, Turkey and the Ukraine. Customers in Canada are predominately serviced by Ergobaby’s Canadian subsidiary. Sales to customers outside of the U.S. and European markets are predominantly serviced through distributors granted rights, though not necessarily exclusive, to sell within a specific geographic region.
Sales and Marketing
Within the U.S., Ergobaby directly employs sales professionals and utilizes independent sales representatives assigned to differing U.S. territories managed by in-house sales professionals. Independent salespeople in the U.S. are paid on a commission basis based on customer type and sales territory. In Europe, Ergobaby directly employs its salespeople and salespeople are paid a base salary and a commission on their sales, which is standard in that territory.
Ergobaby has implemented a multi-faceted marketing plan which includes (i) online marketing efforts, including online advertisement, search engine optimization and social networking efforts; (ii) increasing tradeshow attendance at consumer and medical professional shows; and (iii) increasing promotional activities.
Ergobaby had approximately $11.9 million and $9.2 million in firm backlog orders at December 31, 2018 and 2017, respectively.
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
Suppliers
During 2018, Ergobaby sourced its Ergo carrier and carrier accessory products from Vietnam and India, and manufactured its stroller systems and accessory products in China.  Baby Tula products predominantly were produced from factories in India and Poland and were also produced in its own facility located in Poland.  In 2012, Ergobaby began sourcing carriers and accessories from a manufacturing facility in Vietnam and in 2009, Ergobaby partnered with a manufacturer located in India.  More than 50% of Ergobaby’s carriers and accessories came from Vietnam in 2018. Baby Tula sourced its carrier, accessories and blanket products from Poland, Vietnam and India, with purchases from these locations accounted for approximately 11% of total Ergobaby purchases.  Management believes its manufacturing partners have the additional capacity to accommodate Ergobaby’s projected growth.
Intellectual Property
Ergobaby maintains and defends a U.S. and international patent portfolio on some of its various products, including its 3-position and 4-position carriers.  Currently, it has 24 patents (including allowances) and 17 patents pending in the U.S. and other countries. Ergobaby also depends on brand name recognition and premium product offering to differentiate itself from competition.
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

Employees
As of December 31, 2018, Ergobaby employed 171 persons in 6 locations. None of Ergobaby’s employees are subject to collective bargaining agreements. We believe that Ergobaby’s relationship with its employees is good.
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
History of Liberty Safe
The Liberty Safe brand and its leading market share has been built over a 30-year history of superior product quality, engineering and design innovation, and leading customer service and sales support. Liberty Safe has a long history of continuous improvement and innovative approaches to sales and marketing, product development and manufacturing processes. Significant investments over the last five years have solidified Liberty Safe’s reputation for providing substantial value to retailers and enhanced its long-standing position as the leading producer of premium home, office and gun safes.
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
During 2011, Liberty Safe constructed a new production line that allowed Liberty to build entry level safe products in-house. This production line produces home and gun safe models that were previously completely sourced through foreign manufacturers. This investment in production capacity makes Liberty Safe one of the largest manufacturer of home, office and gun safes in the world. This added investment in capacity in the U.S. allowed Liberty Safe to provide shorter lead times and more competitive pricing to its North American customer base.
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
The domestic safe industry continues to see increased competition from imports, particularly those sourced from China. Imported safes were expected to comprise approximately one-third of the domestic sales in 2018, with competition from imports highest in the small safe product group, which are targeted at households. Imported safes compete on price, with foreign manufacturers passing along savings from operational efficiencies, lower cost labor and raw materials to the end consumer. The competition from imported safes may make it harder to pass increasing costs, including the cost of steel, to the end consumer.
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
Historically, Liberty Safe maintained an optimal mix of in-house and Asian-sourced manufacturing in order to improve its ability to meet customer inventory needs. Beginning in 2012, Liberty Safe began manufacturing entry level safes that were previously completely sourced from an Asian manufacturer, on its new production line. In 2018, only 4% of safes (excluding handgun safes) sold by Liberty were sourced in Asia.
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
Research and Development
Liberty Safe is the engineering and design leader in its sector, due to a history of first-to-market features and standard-setting design improvements. Liberty’s proactive solicitation of feedback and constant interaction with consumers and retail customers across diverse channels and geographies enables Liberty Safe to stay at the forefront of customer demands. Liberty’s approach to product development increases the likelihood of market acceptance by creating products that are more relevant to consumers’ demands. Research and development costs were $0.2 million in 2018, $0.5 million in 2017, and $0.3 million in 2016.
In addition to product enhancements, new products, such as the plate-door National Security Classic, and a new, 6-SKU line of handgun vaults were launched in 2015 from Liberty’s commitment to R&D. In 2016, Liberty introduced a new 3-section “Extreme” interior design, new safe covers, new handgun vault designs, and several new safe sizes.  In 2018, Liberty introduced a new flat pin design (patent pending) in all of its large safes.  This new design provides a much higher level of security against pry-attacks.
Customers and Distribution Channels
Liberty Safe has fostered long-term relationships with leading national retailers (National or Non-Dealer) as well as numerous Dealers, enabling Liberty Safe to achieve considerable brand awareness and channel exposure. Through significant investment in its national accounts sales and marketing efforts, Liberty Safe has also become a leading supplier to National accounts. Expansion into National accounts is part of Liberty Safe’s strategy to reach a broader customer base and more varied demographics. National account customers include sporting goods retailers, farm and fleet retailers, and home improvement retailers. As of December 31, 2018, 2017 and 2016, Liberty Safe had 20, 16 and 13 Non-Dealer account customers, respectively, that are estimated to have accounted for approximately 40%, 46% and 50% of net sales, respectively.
Dealer customers include local hunting and fishing stores, hardware stores and numerous other local, independent store models. As of December 31, 2018, 2017 and 2016, there were 405, 406 and 392 Dealers that accounted for 60%, 54% and 50% of net sales, respectively.
Liberty Safe’s two largest customers accounted for approximately 29.5%, 32.6% and 36.5% of net sales in 2018, 2017 and 2016, respectively.
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
Competition
Liberty Safe is the premier brand in the premium home and gun safe industry, with an estimated 34% market share in the category. Liberty is in a class by itself when it comes to manufacturing technology and efficiency and supply chain capabilities. Competitors are generally more heavily focused on either smaller, sourced safes or large, domestically produced safes. Competitive domestic manufacturers run “blacksmith” type factories that are small, inefficient and require a tremendous amount of manual labor that produces inconsistent product. In addition, many of Liberty’s competitors are directly tied to a third-party brand, such as Browning or Winchester.
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
Suppliers
Liberty’s primary raw materials are steel, sheetrock, wood, locks, handles and fabric, for which it receives multiple shipments per week. Materials, on average, account for approximately 60% of the total cost of a safe, with steel accounting for approximately 45% of material costs. Liberty purchases its materials from a combination of domestic and foreign suppliers. Historically, Liberty Safe has been able to pass on raw material price increases to its customers.
Liberty purchased approximately 18 million pounds of steel in 2018 primarily from domestic suppliers, using contracts that lock in prices two fiscal quarters in advance. Liberty Safe purchases coiled and flat steel in gauges from four to fourteen. Liberty Safe specifies rigorous requirements related to surface and edge finish and grain direction. All steel products are checked to ASTM specification and dimensional tolerances before entering the production process.
Liberty Safe had approximately $6.0 million and $6.2 million in firm backlog orders at December 31, 2018 and 2017, respectively.
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
Employees
As of December 31, 2018, Liberty Safe had 344 full-time employees and 6 temporary employees. Liberty’s labor force is non-union. Management believes that Liberty Safe has an excellent relationship with its employees.
Manitoba Harvest
Overview
Headquartered in Winnipeg, Manitoba, Manitoba Harvest is a pioneer and leader in branded, hemp-based foods. Manitoba Harvest’s products, which Management believes are among the fastest growing in the natural foods industry, are currently carried in approximately 16,500 retail stores across the United States and Canada. Manitoba Harvest’s hemp-based, all-natural product lineup includes hemp hearts, protein powder, hemp oil, hemp milk substitute, and snacks. As the world’s largest vertically-integrated hemp food manufacturer, Manitoba Harvest is involved in every aspect of the hemp production process, from “seed-to-shelf.” All of Manitoba Harvest’s products are an excellent source of plant-based protein and essential fatty acids, including omega-3, gamma-linolenic acid and stearidonic acid. The hemp-based food market is rapidly growing as consumers become aware of the unique combination of great taste and nutritional benefits of hemp-based foods.
We purchased a majority interest in Manitoba Harvest on July 10, 2015, and we sold Manitoba Harvest subsequent to year-end in the first quarter of 2019.

History of Manitoba Harvest
Founded in 1998 following the legalization of industrial hemp production in Canada, Manitoba Harvest has been the industry leader in the manufacture of the highest quality hemp food products while educating people on the benefits of hemp nutrition. Manitoba Harvest initially sold the company’s raw hemp seed and oil products in natural food stores with distribution and marketing efforts focused on promotion of consumer acceptance of hemp seeds as a food product. In 2001, Manitoba Harvest began selling their products at Whole Foods and Loblaws, one of Canada’s largest supermarket chains, which allowed for expansion beyond natural food stores. As hemp food products continued to gain mainstream acceptance, Manitoba Harvest launched additional hemp-based products, including a hemp protein powder line, a hemp smoothie line and hemp-based snacks. Manitoba Harvest’s facility in Winnipeg achieved organic certification in 2004 and non-GMO verification in 2009. Manitoba Harvest has the highest level of global certification in food safety and quality and is the first and only hemp-based food company to achieve British Retail Consortium Global Food Safety Initiative (“BRC”) AA+ certification. Leveraging its proven innovation capabilities and position as an industry leader, Manitoba Harvest is currently introducing new product formats with broad appeal, and expanding its presence in retail channels, particularly grocery channels and e-commerce, to capitalize on strong demand from existing customers and to broaden its appeal to reach mainstream consumers.
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
As a crop, hemp is a low impact and environmentally sustainable resource that can be grown without pesticides or agricultural chemicals. Hemp is beneficial to the agricultural supply chain, aiding in weed suppression and soil building, making it a favored rotation crop. Hemp comes from the Cannabis sativa L. subspecies sativa, which is a different subspecies from that grown to produce marijuana, subspecies indica. Hemp contains 0.001% Tetrahydrocannabinol (“THC”). Although it is completely legal to further process and consume hemp-based food products in the U.S., until recently there have been legal restrictions against cultivation of hemp or the processing of live seeds. As a result, U.S. marketers of hemp-based products were required to import essentially all of the hemp seed, oil and fiber that they need. However, the regulatory environment in the U.S. is slowly changing. The U.S. Agriculture Act of 2014 defined industrial hemp as distinct from marijuana and authorized institutions of higher learning and state agriculture departments to grow industrial hemp for research and agricultural pilot programs, leading to certain states that have legalized hemp cultivation and have begun to authorize farmers to plant and grow hemp for experimental purposes. Further, the U.S. Farm Bill passed December 2018 fully legalized the cultivation and sale of industrial hemp at the federal level, effective January 1, 2019.

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

Hemp-based foods are considered a superfood that are rich in healthy fats and other important minerals; furthermore, hemp seeds are an excellent dietary source of easily digestible plant-based protein. The unique nutritional profile of hemp foods appeals to a broad base of modern diet trends, ranging from paleo to vegetarian diets. Manitoba Harvest broadly competes in the Nuts & Seeds and Protein Powder categories, which Nielsen estimates to be $4.4 billion and $540 million at retail, respectively. The QYR Food and Beverages Research Center estimated hemp-based food and personal care revenue for the United States and Canada at just under USD $372 million in 2017.
Products
Manitoba Harvest is a global leader in branded, hemp-based foods. The company’s products are the fastest growing products in the hemp food market and among the fastest growing in the entire natural foods industry. The company’s hemp-exclusive, consumer-facing 100% all-natural product lineup includes Hemp Hearts, protein powder, and snacks. Manitoba Harvest processes natural and organic hemp seed which are sold as hulled seed, hemp oil, hemp protein, toasted hemp seed and coarse hemp powder.

Hemp Hearts - Hemp Hearts are raw shelled hemp seeds and have a slightly nutty taste, similar to that of a sunflower seed or a pine nut. Hemp Hearts contain 10 grams of plant-based protein and 12 grams of omega essential fatty acids per 30 gram serving. Hemp Hearts can be used as a topping for yogurt, salads, cereal, as a component for smoothies and other meals, or eaten directly from the package. Manitoba Harvest offers Hemp Hearts in all-natural and organic varieties through a number of SKUs. Hemp Hearts are all-natural and non-GMO verified. Hemp Hearts represented approximately 72% of Manitoba Harvest’s gross revenues in 2018.

Hemp Protein Powder - Manitoba Harvest offers a variety of plant-based proteins that serve a multitude of culinary and dietary needs including HempYeah! Plant Protein Blends in three flavors, HempYeah! Max Protein, Hemp Yeah! Balanced Protein + Fiber, and HempYeah! Max Fiber in three flavors. Manitoba Harvest protein powders are plant-based products that are great complements to fruit smoothies, added to yogurt, hot cereal, or incorporated into baking products. Manitoba Harvest offers hemp protein products in all-natural and organic varieties, and all protein powders are non-GMO verified. Hemp protein powders represent approximately 15% of Manitoba Harvest’s gross revenues in 2018.

Hemp Oil, Hemp Bliss and Other Products - Manitoba Harvest’s other products include Hemp Oil, in both liquid and soft-gel formats, and Hemp Bliss, a non-dairy beverage. Hemp oil is a cold-pressed oil with no preservatives or artificial colors and is commonly used as a low heat culinary oil or as an ingredient in dressings or sauces. Hemp snacks, Hemp oil and Hemp Bliss comprised approximately 13% of Manitoba Harvest's gross revenues in 2018.

Competitive Strengths
Leading Brand Recognition & Market Share - Manitoba Harvest is an award-winning pioneer and global leader in branded, hemp-based foods. Consumer awareness of hemp-based foods and the Manitoba Harvest brand continues to grow rapidly. Manitoba Harvest has developed considerable brand equity with a growing, highly-loyal, and very passionate consumer following. Management believes that Manitoba Harvest holds more than 50% of the market share of hemp heart seed sales and hemp protein powder sales in North America.

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
Increasing consumer awareness - Manitoba Harvest was founded with the mission to educate consumers on the health and environmental benefits of hemp-based food products and is working to drive awareness with consumers on multiple fronts. Manitoba Harvest is driving consumer awareness through media outreach, a growing social media community, digital media and network of brand ambassadors.  Manitoba Harvest is increasing its investment in digital media, coupons, in-store displays, and product demos at key retailers in the United States and Canada.  Educating shoppers in the U.S., many of whom are unaware of the benefits of hemp foods, will continue to drive sales among shoppers and build relationships at accounts.  Manitoba Harvest is also a co-sponsor of Hemp History Week, an annual event that features hundreds of product demos and promotional events at major retailers throughout the U.S., including Whole Foods Market.
Continued growth with existing customers - Manitoba Harvest expects to grow same store sales with existing customers by expanding the presence of their products on the shelf throughout stores through the introduction of new formats, improved retail product placement and increased investment in merchandising.
Expansion into new customers - Management believes it has significant opportunity to enter new grocery customers in the mainstream grocery channel, both in Canada and the United States. The grocery channels in both the United States and Canada have experienced significant sales growth in all-natural and organic product categories while sales in traditional product categories have been flat or decreased. Manitoba Harvest continues to invest in its sales capabilities to improve access and engagement with key retail accounts in order to capitalize on consumer demand for healthy eating.
Continued innovation and new product development - In 2018, the company introduced a new line of plant protein blends under the newly created HempYeah! Brand. In addition, all hemp protein powders were renovated under the HempYeah! Brand with clearer consumer positing and updated packaging. Management plans to continue to innovate on existing product lines through new formats and flavors as well as continued development of new product categories to broaden customer appeal and increase the number of hemp food usage occasions.

Expanded ingredient business - With the acquisition of HOCI in 2015, Manitoba Harvest added a leading manufacturer and supplier of hemp food products and ingredients. As hemp-based food usage continues to become more widely adopted, management believes the strategic acquisition of HOCI has positioned the company to capitalize on the growing opportunity to be the ingredient supplier of choice to other leading food manufacturers in complementary food product categories.
Research and Development
Manitoba Harvest competes in the natural products industry, which is characterized by research and development and which yields food product innovations that contribute to human wellness and sustainable development.   The scope of research and development is focused on new product development, product enhancement, process design and improvement, packaging, and meeting the needs of the expanding international business.  Additionally, management utilizes analytics to manage the evolution of its relationships with its customers, and conducts consumer research during early stages of new product development initiatives in order to identify key success factors. Manitoba Harvest spent approximately $0.6 million, $0.7 million and $0.3 million, respectively, on research and development in 2018, 2017, and 2016. In 2018, hemp seeds, oils and protein powders received GRAS (Generally Regarded As Safe) status from the FDA.
Customers and Distributions Channels
Manitoba Harvest sells its products through four primary retail channels: natural foods, club, conventional grocery, and e-commerce. After initially establishing the authenticity of its brand and products in the natural channel at retailers such as Whole Foods Markets and Sprouts, Manitoba Harvest expanded into the club and grocery channel, initially in Canada, and then in the United States and internationally. In addition, the company sells their hemp food products and ingredients to value-added manufacturers to be used in hemp cereals, hemp milk, nutrition and protein bars and powders, baked goods, and salad dressings.

Manitoba Harvest's three largest customers accounted for approximately 40% of total sales in 2018, 36% of total sales in 2017, and approximately 47% of total sales during 2016. In 2018, approximately 69% of Manitoba Harvest's gross sales were to customers in the United States and approximately 28% were to customers in Canada. The remaining 3% were primarily to customers in a broad range of international locations. In 2017, approximately 57% of Manitoba Harvest's gross sales were to customers in the United Sates and approximately 38% of gross sales were to customers within Canada. The remaining 5% were primarily to customers in a broad range of international locations.
Sales and Marketing
Manitoba Harvest grows sales within existing retail partners by educating and engaging potential consumers through in-store demos, consumer events and sampling.
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

Manitoba Harvest has the highest level of global certification in food safety and quality and is the first and only hemp-based food company to achieve British Retail Consortium (“BRC”) AA+ Global Food Safety Initiative certification.
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
Based on its proximity to many of its growers, Manitoba Harvest has developed long-standing relationships with hemp suppliers and currently maintains relationships that provide access to over 60% of the hemp acreage in Canada. Manitoba Harvest has a rigorous qualification process for its suppliers - maintaining an ongoing supplier scorecard and choosing to purchase hemp from high quality growers. With limited exception, farmers working with Manitoba Harvest are exclusive to them. Manitoba Harvest works with approximately 130 conventional and organic hemp growers in Western Canada and the province of Quebec, and 5 hemp seed cleaners. As early leaders of the hemp legalization movement, Manitoba Harvest’s founders have developed in-house expertise on the plant, which they share with their hemp grower partners to help them achieve optimal yield and quality harvests.
Manitoba Harvest processes 100% of its Hemp Hearts, hemp oil and protein powder at its dedicated hemp food products manufacturing facilities. Manitoba Harvest has leveraged nearly two decades of hemp food manufacturing expertise and has worked with research scientists to develop proprietary processing technology that is specific to hemp. Their two hemp manufacturing facilities in the province of Manitoba can produce up to 65 million pounds of hemp seed annually. The Winnipeg facility is 25,700 square feet and the St. Agathe facility is 37,000 square feet.
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
Employees
As of December 31, 2018, Manitoba Harvest employed approximately 157 persons. None of Manitoba Harvest's employees are subject to collective bargaining agreements. Manitoba Harvest believes its relationship with its employees is good.

Velocity Outdoor
Overview
Velocity Outdoor, headquartered in Bloomfield, New York, is a leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices and related accessories. We acquired a majority interest in Velocity Outdoor for a net purchase price of $150.4 million in June 2017. Velocity Outdoor offers its products under the highly recognizable Crosman, Benjamin, LaserMax, Ravin and CenterPoint brands that are available through national retail chains, mass merchants, dealer and distributor networks. Airguns historically represent Velocity Outdoor's largest product category. The airgun product category consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Velocity Outdoor's other primary product categories are archery, with products including CenterPoint crossbows and the Pioneer Airbow, consumables, which includes steel and plastic BBs, lead pellets and CO2 cartridges, lasers for firearms, and airsoft products. In September 2018, Velocity acquired Ravin Crossbows, a manufacturer and innovator of crossbows and accessories. Ravin primarily focuses on the higher-end segment of the crossbow market and has developed significant intellectual property related to the advancement of crossbow technology.
History of Velocity Outdoor
Velocity was founded in 1923 as Crosman Rifle Company and was one of the first manufacturers of recreational airguns in the United States. Velocity Outdoor acquired Visible Impact Target Company in 1991 and Benjamin Sheridan Corporation in 1992. Benjamin was, and continues to be, a dominant U.S. producer of high-end pneumatic and CO2 powered airguns while Sheridan was one of the world’s foremost manufacturers of high quality paintball markers. In 2007, Velocity expanded its offerings outside the traditional airgun category with the debut of its new optics division, CenterPoint Precision Optics. In 2008, Velocity diversified further by adding Crosman Archery to its list of branded products and introduced two new hunting crossbows in addition to youth archery products. In 2016, Velocity debuted its CenterPoint line of crossbows and the Benjamin Pioneer Airbow, the first ever mass-produced air powered archery device and with the 2018 acquisition of Ravin Crossbows, Velocity expanded their archery product line into the higher-end segment of the crossbow market. In 2017, Velocity acquired the commercial product line of LaserMax, a leading designer and manufacturer of gun-mounted laser aiming devices.
Today, Velocity Outdoor is an international designer, manufacturer and marketer of Crosman and Benjamin airguns including related ammunition and accessories, archery products including the Ravin and CenterPoint crossbows, airsoft rifles, pistols, and ammunition, laser aiming devices, and precision optics.
Industry
Velocity Outdoor primarily competes within the airgun and archery sub-segments of the broader outdoor recreational products industry, which together management estimates constitute approximately $1.0 billion of annual retail revenue. Both categories share certain common characteristics, including consumer demand for innovation, similar sales channels, and unique regulatory frameworks.
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
Products and Services
Velocity designs, manufacturers and markets five categories of products: (i) airguns, (ii) archery products, (iii) consumables, or pellets, BBs and CO2 cartridges, (iv) optics, and (v) airsoft. Velocity's product strategy encompasses producing high quality, feature-rich products recognized by consumers for their craftsmanship and value, and building on a rich history to introduce innovative new products.
Airguns
Airguns represent Velocity's largest product category. The airgun product line consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Velocity's airguns are designed to be multi-purpose, multi-occasion products, for use in recreational plinking and target shooting, pest control, and hunting. Velocity offers a “good, better, best” array of airguns under the Crosman and Benjamin brands. The Crosman brand is known for high value at an accessible price, where the Benjamin brand is typically associated with premium products falling within the mid- to high-price point. Additionally, Velocity rounds out its offering with mid-level products produced under an exclusive licensing agreement with Remington for its Remington, Marlin, DPMS, and Bushmaster brands.

Archery Products
Velocity re-entered the archery market in 2016 with a product line anchored by the CenterPoint crossbow and the first-of-its-kind Pioneer Airbow. CenterPoint has grown rapidly since it was launched to become the second largest player in the crossbow category. The CenterPoint Sniper 370 is the top-selling SKU in the crossbow market, with more than twice the volume of its nearest competitor. CenterPoint acquired market share by offering features like an aluminum frame, higher shooting velocity, integrated string stops, a 4x32mm scope and shoulder sling at very competitive retail prices.
Concurrent with the launch of the CenterPoint line of crossbows, Velocity also introduced the Pioneer Airbow. The Pioneer Airbow created a new sportsman category as the first ever mass-produced air-powered archery device, effectively bridging the gap between airguns and archery. Velocity acquired Ravin Crossbows in 2018, further expanding its product line in the archery market. Ravin Crossbows is a leading designer, manufacturer and innovator of crossbows and accessories. Ravin primarily focuses on the higher-end segment of the crossbow market and has developed significant intellectual property related to the advancement of crossbow technology.
Consumables
Velocity's consumables segment consists of steel and plastic BBs, various styles of lead pellets, and single-use CO2 cartridges used to power airguns. BBs are typically used for plinking, training, or target shooting at a more affordable cost, while different pellet styles are designed either for accuracy, maximum penetration, or a combination of the two. Velocity is the world’s largest provider and only domestic manufacturer of CO2 cartridges, having first introduced the use of C02 as an airgun propellant in 1961. Consumables are produced under the Crosman, Benjamin, and Copperhead brand names.
Optics
Launched in 2006, Velocity's line of optics products offers high-performance, value-priced optics under the CenterPoint brand. The scopes, sights, binoculars, lights, and lasers are marketed for traditional firearms, in addition to select airgun and crossbow offerings. In 2017, Velocity added to their optics product line with the acquisition of the commercial division of LaserMax. LaserMax is a global leader in hardened and miniaturized laser systems, offering a comprehensive line of premium laser sights for home defense, personal protection and training use. LaserMax’s commercial business provides laser sighting solutions and tactical lights to the firearm original equipment manufacturers ("OEM") and retail channels.  Management believes that the addition of the LaserMax products enables Velocity to reach a wider range of new customers across retail channels.
Airsoft
Airsoft guns are a class of air, CO2, gas, or electric-powered guns that are typically made from high-impact plastics and are engineered with recreation in mind to fire safe, plastic BBs quickly and accurately. Airsoft products are most often used for recreational purposes by a younger demographic and a strong user base amongst military and law enforcement customers. Velocity offers a broad portfolio of airsoft rifles and pistols under its owned Crosman Elite and Game Face brands, as well as the licensed U.S. Marines brand.
Competitive Conditions
Airguns
Velocity's airgun line competes with offerings from several airgun manufacturers, including Daisy Outdoor Products, Gamo Outdoor USA (which acquired Daisy in July 2016 but remains separately branded), Germany-based Umarex, and more recently Sig-Sauer, which has begun to produce its own line of airguns to complement its powdered firearms offering. The market for airguns is relatively concentrated, led by Crosman, Daisy, Gamo, and Umarex, according to Sports OneSource data. Key determinants in consumer purchasing decisions include product performance, quality, and brand loyalty.
Archery
The archery market competes within a “good, better, best” spectrum. Velocity's CenterPoint product line, as a value-for-price, entry to mid-level brand, tends to lie between the “good” and “better” segments, competing with Barnett Outdoors, Killer Instinct, and PSE technologies, among others. Consumers tend to make purchasing decisions based on brand awareness, reliability, customer service, and pricing. Although CenterPoint is a recent entry into the archery market, the brand has been able to outpace more established brands on the reliability, pricing, and service aspects to win market share. The Ravin product line has a higher price point and falls within the "best" segment for crossbows, competing with the higher end Tenpoint crossbows. Ravin entered the market in 2017 and has since become the number one selling brand as measured by retail dollars.
Business Strategies
Continued Innovation in Existing Product Categories
Velocity plans to continue to build on its successful history of bringing new, technically superior products to market through leveraging its stringent new product development process, internal manufacturing capabilities, and a flexible supply chain. The company has near-term new product launches and existing product updates planned across all categories, including the highlights below.

◦
Airguns - Building on the Silencing Barrel Device (SBD) technology, Velocity is introducing a line of multi-shot break-barrel models that feature a 10 shot clip that advances automatically. Velocity is also enjoying success with licensed products under the Remington, DPMS, and Bushmaster brands.

◦
Archery - On the heels of the successful 2016 launch of the CenterPoint crossbow line,Velocity has introduced new crossbow models at higher price point segments of the market, while continuing to build out its archery product line to include accessories and inclusive “ready-to-hunt” kits. Ravin recently introduced two new crossbow models that offer the same speed and accuracy as the current products in a lighter and shorter profile.

◦
Optics - In addition to the recently launched three-model CenterPoint Spectrum First Focal Plane series of scopes, the company has plans to expand the CenterPoint optics offering to include binoculars and scope adapters. Additionally, following the launch of the grip activated GripSense lasers in 2017, the company has introduced a universal rail mounted laser featuring the same activation technology.

Expand into Adjacent Product Categories
Management believes that the company can leverage in-house manufacturing and sourcing partners to develop products in new categories that utilize Velocity's existing distribution network and brand strength.
Further Penetration of Existing Customer Accounts
Management has identified several strategies for further penetrating its existing customer accounts. First, Velocity has identified opportunities to leverage its existing relationships with retailers to drive expanded SKU offerings across categories. Additionally, management believes the company can expand the CenterPoint brand into the dealer network due to the acquisition of Ravin. Furthermore, management believes that the company is well positioned to grow as its brick-and-mortar customers adapt to a changing retail landscape. Velocity can leverage its structured analytical sales approach and new marketing initiatives to assist retailers with enhancing their online sales, similar to the strategies it already employs working with pure e-commerce customers like Amazon and Pyramyd Air.
Consolidation Platform
With a well-developed global supply chain, refined manufacturing capabilities, sophisticated management systems infrastructure, and extensive network of relevant relationships, Velocity sees itself as a platform for consolidation within both the broader outdoor recreational goods space and the archery space specifically. Management has identified a pipeline of potential acquisition targets that would help Velocity strengthen and expand its product offering and address new market segments.
International Growth
Velocity is exploring opportunities to grow international sales and increase market share by pursuing new international distributor relationships. Management has recently focused its efforts on key markets within Latin America. However, with a more fulsome archery product line in development, the Company is well positioned to expand into key international bowhunting markets such as Europe, Australia, New Zealand, and South Africa.
New Product Development
Velocity has developed a repeatable, structured product development process that integrates all areas of the business, including sales, marketing, engineering, purchasing, production and finance. New products must pass a 6 to 18 month stage gating process designed to ensure engineering and commercial viability. Once a product idea is identified, a five-phase step-by-step process is used to either (a) refine the idea into a producible, marketable good, or (b) identify contradicting data that may warrant the project being tabled or canceled altogether. A Product Development Committee must approve the advancement of a new product from one phase to the next. To balance the company’s new product pipeline, aging and underperforming SKUs are regularly culled. This intentional focus on constant innovation and consumer feedback has helped Velocity establish a portfolio of highly-regarded brands across several product categories.
Customers
Velocity sells its products through nearly all major domestic mass merchants and sporting goods retailers, and has established a strong e-commerce platform to allow for flexibility in a changing retail environment. The four largest customers represent 44% of gross sales in 2018. Three represent the major sales channels; mass merchant, e-commerce, and regional retail, while the fourth represents the Junior Reserves Officers Training Corps (JROTC) contract award.
Seasonality
Velocity typically has higher sales in the third and fourth quarter each year, reflecting the hunting and holiday seasons, respectively.
Sales and Marketing
Velocity's products are sold through over 425 customers across a mix of sales channels, including mass merchants, national retailers, distributors/dealers/regional chains, international distributors, and e-commerce. Over the last 5 years, Management has successfully diversified both its sales channel composition and customer mix.
Velocity sells its products through nearly all major domestic mass merchants and sporting goods retailers currently selling airguns, and has established a strong e-commerce platform to allow for flexibility in a changing retail environment. The company has been selling to many of its customers for over 20 years, maintaining close relationships with key purchasing personnel through high-touch customer service. Velocity is one of the only players in the sportsman category offering category management services, product assortment, and SKU optimization feedback typical of larger multinational consumer products companies. This data-sharing has resulted in higher retailer sell-through and margin enhancement, more accurate sales forecasting, and a 98% fulfillment rate, all of which are key components in maintaining status as a vendor of choice.
Velocity maintains an internal sales team responsible for covering the vast majority of its customer relationships, or approximately 90% of total sales. Furthermore, Velocity supplements its in-house team with four independent sales representative organizations, providing coverage for approximate 375 additional customers across their respective geographic territories. International sales efforts are handled by Velocity-employed account executives who work through local distributors in order to ensure that products conform to local regulatory standards.
Velocity had a backlog of $3.5 million and $12.1 million, respectively, at December 31, 2018 and 2017.
Manufacturing and Distribution Channels
Velocity's product manufacturing is based on a dual strategy of in-house manufacturing and strategic alliances with select sub-contractors and vendors. Velocity conducts its domestic manufacturing operations in two locations. The first is a 225,000 square foot facility on a company-owned 49-acre campus located in East Bloomfield, New York, approximately 30 miles southeast of Rochester. The second is an 85,000 square foot leased facility in Superior, Wisconsin. In addition, the company utilizes approximately 144,000 square feet of leased warehouse space in nearby Farmington, New York, five miles from the East Bloomfield facility.
Intellectual Property
Velocity Outdoor currentlyholds a global portfolio of more than 100 registered trademarks and a global patent portfolio of more than 50 issued patents with many more pending. Management considers its patent holdings, trademarked brand names, preeminent name recognition, ability to design innovative products, and technical and marketing expertise to be its primary competitive advantages.
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
Employees
Velocity had 333 employees at December 31, 2018. Velocity’s labor force is non-union. Management believes that Velocity has an excellent relationship with its employees.
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

These categories can be further distinguished based on board complexity, with each portion facing different competitive threats. Advanced Circuits competes largely in the small-run and quick-turn production portions of the North American market, which have not been significantly impacted by Asian-based manufacturers due to the quick response time required for these products. Management believes the North American PCB market was estimated to be approximately $3.5 billion in 2018.
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
The following table shows Advanced Circuits’ gross revenue by products and services for the periods indicated:

Gross Sales by Products and Services (1)	Year Ended December 31,
	2018	2017	2016
Small-run Production	18.9%	20.4%	21.8%
Quick-Turn Production	33.0%	33.0%	31.8%
Volume Production (including assembly)	45.4%	44.8%	45.2%
Third Party	2.7%	1.8%	1.2%
Total	100.0%	100.0%	100.0%

(1)	As a percentage of gross sales, exclusive of sale discounts.
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

•
Diverse Customer Base — Advanced Circuits possesses a customer base with little industry or customer concentration exposure. For each of the years ended December 31, 2018, 2017 and 2016, no customer represented more than 2% of net sales.

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
Customers and Distribution Channels
Advanced Circuits’ focus on customer service and product quality has resulted in a broad base of customers in a variety of end markets, including industrial, consumer, telecommunications, aerospace/defense, biotechnology and electronics manufacturing. These customers range in size from large, blue-chip manufacturers to small, not-for-profit university engineering departments. The following table sets forth management’s estimate of Advanced Circuits’ approximate customer breakdown by industry sector for the fiscal years ended December 31, 2018, 2017 and 2016:

	Customer Distribution
Industry Sector	2018	2017	2016
Electrical Equipment and Components	25%	24%	22%
Measuring Instruments	3%	5%	4%
Electronics Manufacturing Services	21%	24%	21%
Engineer Services	2%	3%	4%
Industrial and Commercial Machinery	16%	15%	12%
Business Services	1%	1%	2%
Wholesale Trade-Durable Goods	1%	1%	1%
Educational Institutions	12%	10%	17%
Transportation Equipment	7%	8%	12%
All Other Sectors Combined	12%	9%	5%
Total	100%	100%	100%
Management estimates that over 75% of its orders are generated from existing customers. Moreover, more than half of Advanced Circuits’ orders in each of the years 2018, 2017 and 2016 were delivered within five days (not including long-lead orders). In a typical year, no single customer represents more than 3% of Advanced Circuits’ sales.
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
Advanced Circuits, due to the volume of small-run and quick turn sales, had a negligible amount in firm backlog orders at December 31, 2018 and 2017.
Competition
There are currently an estimated 165 active domestic PCB manufacturers. Advanced Circuits’ competitors differ amongst its products and services.
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
Suppliers
Advanced Circuits’ raw materials inventory is small relative to sales and must be regularly and rapidly replenished. Advanced Circuits uses a just-in-time procurement practice to maintain raw materials inventory at low levels. Additionally, Advanced Circuits has established consignment relationships with several vendors allowing it to pay for raw materials as used. Because it provides primarily lower-volume quick-turn services, this inventory policy does not hamper its ability to complete customer orders. Raw material costs constituted approximately 23%, 21% and 19% of net sales for each of the fiscal years ended December 31, 2018, 2017 and 2016, respectively.
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
Regulatory Environment
Advanced Circuits’ manufacturing operations and facilities are subject to evolving federal, state and local environmental and occupational health and safety laws and regulations. These include laws and regulations governing air emissions, wastewater discharge and the storage and handling of chemicals and hazardous substances. Management believes that Advanced Circuits is in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations. New requirements, more stringent application of existing requirements, or discovery of previously unknown environmental conditions may result in material environmental expenditures in the future. Advanced Circuits has been recognized three times for exemplary environmental compliance and it was awarded the Denver Metro Wastewater Reclamation District Gold Award for seven of the last ten years.
Employees
As of December 31, 2018, Advanced Circuits employed 474 persons. None of Advanced Circuits’ employees are subject to collective bargaining agreements. Advanced Circuits believes its relationship with its employees is good.
Arnold
Overview
Headquartered in Rochester, New York, Arnold serves a variety of markets including aerospace and defense, motorsport/ automotive, oil and gas, medical, general industrial, energy, reprographics and advertising specialties. Over the course of 100+ years, Arnold has successfully evolved and adapted our products, technologies, and manufacturing presence to meet the demands of current and emerging markets. Arnold has expanded globally and built strong relationships with our customers worldwide. As a result, Arnold leads the way in our chosen industries with new materials and solutions that empower our customers to develop next generation technologies. Arnold is the largest and, we believe, the most technically advanced U.S. manufacturer of engineered magnetic systems. Arnold is one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. Arnold serves customers and generates revenues via three business units:

•
PMAG - Permanent Magnets and Assemblies Group- Arnold’s high performance permanent magnets have a wide variety of applications, mainly used for rotating electrical machinery such as motor and generators. Industries include aerospace and defense, energy exploration, industrial, medical and motorsport.

•
Precision Thin Metals - Produces thin and ultra-thin alloys that improve the power density electrical systems such as motors, generators, and transformers along with thin foils for other applications such as electromagnetic shielding, lightweight structures, and implantable structures. Industries include aerospace and defense, energy exploration, industrial, medical, and motorsport.

•
Flexmag™ - The highest quality flexible magnetic sheet and strip, Flexmag products not only are magnetic but their processing capabilities allow for loading of a variety of materials into their flexible sheet products. Industries include industrial, medical, defense, marketing, and automotive.

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
Magnetic Assemblies- Arnold offers complex, customized value added magnetic assemblies. These assemblies are used in devices such as motors, generators, beam focusing arrays, sensors, and solenoid actuators. Magnetic assembly production capabilities include machined metal components, magnet fabrication, machining, encapsulation or sleeving, balancing, and field mapping.

Precision Strip and Foil
Precision rolled thin metal foil products are manufactured from a wide range of materials for use in applications such as transformers, motor laminations, lightweight structures, shielding, and composite structures. They have the unique processing capability to roll foils as thin as 2.5 microns while providing critical heat treatment maintaining competitive material properties. Once completed the product is coated if necessary and is slit to the application width.
Flexible Magnets
Flexible magnet products span the range of applications from advertising (refrigerator magnets and displays) to medical applications (needle counters) to sealing and holding applications (door gaskets). Other applications include Electromagnetic or Radio Frequency Shielding for high end electronics.
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
PMAG is Arnold’s largest business unit representing approximately 74% of Arnold sales on an annualized basis (including Reprographics) with a global footprint including manufacturing facilities in the U.S., U.K., Switzerland, and China.
PMAG—Products and Applications:

•
High precision magnetic rotors for use in electric motors and generators. Typically used in demanding applications such as aerospace and defense, oil and gas exploration, energy recovery systems, power dense medical equipment, and under the hood automotive

•	Sealed pump couplings

•	Beam focusing assemblies such as traveling wave tubes

•	Oil & Gas exploration tools as well as pipeline inspection and down hole power generation

•	Linear positioning Hall effect sensor systems
Rare Earth Magnets

•
Samarium Cobalt (SmCo) - SmCo magnets are typically used in critical applications that require corrosion resistance or high temperature stability, such as motors, generators, actuators and sensors. Arnold markets its SmCo magnets under the trade name of RECOMA ®, and is DFARS (Defense Federal Acquisition Regulation) compliant.

•
Neodymium (Neo) - Neo magnets offer the highest magnetic energy level of any material in the market. Applications include motors and generators, magnetic resonance imaging, magnetic inspection systems, sensors and loudspeakers.

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
Precision Thin Metals—Products and Applications:

•	Electrical steels for hybrid propulsion systems, electric motors, and micro turbines

•	Electromagnetic and Radio Frequency Shielding

•	Lightweight structures for aerospace applications

•	Irradiation windows

•	Batteries

•	Military countermeasures
Flexmag
Arnold is one of two North American manufacturers of flexible rubber magnets for specialty advertising, medical, and reprographic applications. Flexmag represents approximately 18% of Arnold sales on an annualized basis. It primarily sells its products to specialty advertisers and original equipment manufacturers. With highly automated manufacturing processes, Flexmag can accommodate customers required short lead times. Flexmag benefits from a loyal customer base and significant barriers to entry in the industry. Flexmag’s success is driven by superior customer service, and proprietary formulations offering enhanced product performance.
Flexmag—Products and Applications:

•	Extruded and calendared flexible rubber magnets with optional laminated printable substrates

•	Electromagnetic and Radio Frequency Shielding

•	Retail displays

•	Theft detection/ security

•	Seals and enclosures

•	Signage for various advertising and promotions
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
Existing End-Markets and Geographies
Aerospace and Defense
In the aerospace and defense sector, Arnold is selling magnets, magnetic assemblies and ultra-thin foil solutions. Specifically, in the aerospace industry, Arnold’s assemblies have been designed into products, which enables Arnold to benefit from the market growth and a healthy flow of business based on current airframe orders. Through its OEM customers, essentially all new commercial aircraft placed in service contain assemblies produced by Arnold. Arnold’s sales to large aerospace and defense manufacturers includes magnetic assemblies used in applications such as motors and generators, actuators, trigger mechanisms, and guidance systems, as well as magnets for these and other uses. In addition, it sells its ultra-thin foil for use in military countermeasures, lightweight structures, brazing alloys, and motor laminations.
Motorsport / Automotive
Arnold produces high performance motor components and sub-assemblies for motorsport and automotive applications, such as Kinetic Energy Recovery System, which includes a composite sleeved RECOMA® SmCo magnet rotor for a high speed, high power system and Electric Turbo Chargers that operate at > 100,000 RPM. Further emerging magnetic applications include electric traction drives, regenerative braking systems, starter generators, and electric turbo charging. As much of this technology utilizes magnetic systems, Arnold expects to benefit from this trend.
Oil and Gas
Arnold currently provides magnets and precision assemblies for use in oil and gas exploration and production, applications which typically require exceptional collaboration and co-development with its customers. Arnold supplies products used in applications such as electric submersible pumps, oil well shutoff valves, down-hole logging while drilling tooling, and a down-hole magnetic transfer coupling. Other applications for which Arnold is actively involved include pipeline inspection, wireless tomography tools, and chip collection.
Medical
Within the medical sector, Arnold provides magnetic assemblies, magnets, flexible magnets, and ultrathin foils. Its magnet assemblies and magnets are critical parts of motor systems for dental instruments as well as saws and grinders. Magnet assemblies are also provided for skin expansion systems, shunt valves, and position sensors. Its Precision Thin Metals business unit is providing a specialty alloy for advanced breast cancer treatment. They also provide precision titanium used for implantable devices.
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
Research and Development
Arnold has a core research and development team with extensive industry experience. In addition to the core engineering group, a large number of other Arnold staff members assigned to the business units contribute to the research and development effort at various stages. Product development also includes collaborating with customers and field testing. This feedback helps ensure products will meet Arnold’s demanding standards of excellence as well as the constantly changing needs of end users. Arnold’s research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance testing center equipped to ensure product safety, durability and superior performance.
Customers and Distribution Channels
Arnold’s focus on customer service and product quality has resulted in a broad base of customers in a variety of end markets. Products are used in applications such as aerospace and defense, motorsport / automotive, oil and gas, medical, general industrial, energy, reprographics ,and advertising specialties.
The following table sets forth management’s estimate of Arnold’s approximate customer breakdown by industry sector for the fiscal years ended December 31, 2018, 2017 and 2016:

	Customer Distribution
Industry Sector	2018	2017	2016
Aerospace and Defense	31%	25%	28%
General Industrial	26%	28%	24%
Advertising specialties	12%	13%	13%
Motorsport/ automotive	11%	13%	12%
Reprographic	6%	7%	11%
Oil and Gas	5%	4%	2%
Energy	4%	4%	3%
Medical	3%	3%	3%
All Other Sectors Combined	2%	3%	4%
Total	100%	100%	100%

Arnold has a large and diverse, blue-chip customer base. Sales to Arnold’s top ten customers were 26% of total sales for the year ended December 31, 2018, 24% of total sales for the year ended December 31, 2017, and 29% of total sales for the year ended December 31, 2016. No customer represented greater that 10% of Arnold’s net revenues in 2018.
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
Arnold had firm backlog orders totaling approximately $48.3 million and $43.7 million, respectively, at December 31, 2018 and 2017.
Competition
Management believes the following companies represent Arnold’s top competitors:

•	Vacuumschmelze Gruner

•	Dexter Magnetic Technologies

•	Electron Energy Corp

•	Magnum Magnetics Corporation

•	Thomas & Skinner
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
Employees
Arnold is led by a capable management team of industry veterans that possess a balanced combination of industry experience and operational expertise. Arnold employed approximately 702 hourly and salaried employees located throughout North America, Europe and Asia at December 31, 2018. Arnold’s employees are compensated at levels commensurate with industry standards, based on their respective position and job grade.
Arnold’s workforce is non-union except for approximately 71 hourly employees at its Marengo, Illinois facilities, which are represented by the International Association of Machinists (IAM). Arnold enjoys good labor relations with its employees and union and has a three year contract in place with the IAM, which will expire in June 2019.
Clean Earth

Overview
Headquartered in Hatboro, Pennsylvania, Clean Earth provides environmental services for a variety of contaminated materials including soils, dredged material, and hazardous waste. Clean Earth analyzes, treats, documents and recycles waste streams generated in multiple end markets such as utilities, infrastructure, chemicals, aerospace and defense, non-public/ private development, medical, industrial and dredging. Treatment includes thermal desorption, dredged material stabilization, bioremediation, physical treatment/screening and chemical fixation. Before the company accepts contaminated materials, it identifies a third party “beneficial reuse” site such as infrastructure projects, commercial redevelopment or daily landfill cover and capping where the materials will be sent after they are treated. Clean Earth operates 29 permitted facilities in the Eastern United States. Revenues from the environmental processing facilities are generally recognized at the time of receipt.
History of Clean Earth
Clean Earth was founded in 1990 with the establishment of a contaminated material treatment facility in New Castle, Delaware focused on processing soils. The treatment of contaminated materials has diversified significantly over the years as Clean Earth now also processes hazardous waste, dredged material, coal ash and hazardous wastewater. Clean Earth has been able to grow consistently via both organic initiatives and acquisition. In 1997, the Company opened Clean Earth of Carteret, which was the first “fixed-based” bioremediation facility permitted in the State of New Jersey. In 1998, Clean Earth started offering hazardous waste treatment after acquiring S&W Waste, now Clean Earth of North Jersey, a fully permitted commercial Resource Conservation and Recovery Act (“RCRA”) Part B Treatment, Storage & Disposal Facility (“TSDF”). That same year, Clean Earth also expanded services into the treatment of dredged material through the acquisition of Consolidated Technologies Inc. (now Clean Earth Dredging Technologies). Today, Clean Earth is one of the largest providers of contaminated materials and hazardous waste treatment in the East. In addition to diversifying the number of contaminated materials it handles, Clean Earth has also significantly expanded its geography. The Company now operates permitted facilities from New Hampshire to Florida, and with its recent acquisitions, Clean Earth has expanded its footprint of permitted facilities to Kentucky, West Virginia, Alabama, California, Virginia, Georgia, New York, Michigan, New Hampshire and North Carolina.
We purchased a majority interest in Clean Earth on August 26, 2014.
Industry
Overview
The U.S. environmental services industry is highly fragmented, with Clean Earth most closely correlated with the contaminated materials treatment and hazardous waste management segments of the industry. Historically, growth in these sectors has been primarily driven by increasing regulations and growing volume of waste generated and is now positively affected by increases in waste disposal costs and resulting landfill avoidance trends. Other trends driving growth include increasing concern in corporate America regarding environmental liabilities and a push by companies to outsource a larger amount of environmental services to a smaller number of service providers due to increasing compliance costs.

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
The treatment and beneficial reuse of dredged material began in 1995, when various government entities in New Jersey and New York permitted a unique project to demonstrate the feasibility of using treated and processed dredged material to reclaim a former landfill and repurpose it for a new building project. Regulations require contaminated dredge materials to be taken upland for treatment or disposal in accordance with Title 33 as administered by the United States Army Corps of Engineers and the EPA. Once treated, dredged material is used for structural fill and development purposes.

Hazardous Waste
The hazardous waste services industry encompasses the generation, collection, treatment, and ultimate disposal of wastes classified as hazardous by RCRA. RCRA, the primary law governing the disposal of solid and hazardous waste, was passed by Congress in 1976 to address increasing problems associated with growing volumes of municipal and industrial waste.
In addition to hazardous waste generated by industrial activity, improper handling and disposal of hazardous materials and waste, accidents, spills, and leaks have resulted in the contamination of land, water and air in the U.S. The U.S. generated 34 million tons of hazardous waste in 2015, according to the EPA. These wastes come primarily from three sources, routine business, increasingly expanding waste regulations and Superfund sites.

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

Growing and Increasingly Regulated Waste Streams
Federal, state and local regulators have continuously expanded legal guidelines to include additional waste streams, becoming increasingly vigilant to ensure the proper treatment and disposal of an ever-increasing number of contaminants. Two of the most prevalent increasingly regulated waste streams include hazardous waste water from natural gas drilling and coal ash, a byproduct of fossil fuel power plants.
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
Placement at Backend Sites
Clean Earth maintains a vast network of permitted, active backend locations owned by third parties that utilize its treated materials to achieve site specifications and/or meet regulatory obligations. Clean Earth operates a system in which before accepting any material it identifies which specific backend site will accept it and how much it will cost to treat, transport, and place. Its beneficial reuse solutions serve as an alternative to permitted landfill disposal and incineration. In order to ensure sufficient capacity for any future project, Clean Earth continuously seeks to add backend sites to its network.
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
Contaminated Materials
Clean Earth’s operations are diversified across a variety of stable end markets focused primarily in the utilities, infrastructure and industrial industries.
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
Hazardous Waste
Clean Earth maintains unique hazardous waste operations in an active region of the United States. There is a significant number of hazardous waste generators in the U.S. that are located in New York and New Jersey and Clean Earth operates one of the two commercial RCRA Part B permitted TSDFs in the New York metro area. Clean Earth is currently able to accept hazardous liquids, solids and gasses, as well as a variety of other specialty waste classes, including lab-packs, electronic waste, universal waste, wastewater, household hazardous waste, medical waste, used oils and antifreeze. Clean Earth can also accept nonhazardous waste at this facility. In addition to its hazardous waste facility in New Jersey, Clean Earth also operates RCRA Part B facilities in Calvert City, KY, Morgantown, WV, Glencoe, AL, Doraville, GA and Charlotte, NC.
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
Continued tuck-in acquisition growth
Since 2011, Clean Earth has expanded its footprint and technical capabilities by launching operations in Florida (acquired), the Marcellus Shale (greenfield), Georgia (acquired), Kentucky (acquired), West Virginia (acquired), Greater Washington, D.C. region (acquired and repurposed) Connecticut (acquired), Alabama (acquired), California (acquired), Virginia (acquired), New Hampshire (acquired), upstate New York (acquired), Pennsylvania (acquired), and North Carolina (acquired) and Michigan (acquired).
The market for waste management services is highly fragmented, with many companies operating a single facility. Accordingly, there are many tuck-in acquisition opportunities in Clean Earth’s marketplace that would enable it to continue growing in existing and adjacent markets, as well as in new geographies.
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
In 2018, 2017 and 2016, the top 10 customers accounted for approximately 27%, 29% and 27% of net sales, respectively. While Clean Earth works with certain customers that have recurring needs for disposal and recycling solutions, its revenue per customer changes frequently.
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
Hazardous waste treatment services are managed both directly with generators and through broker networks.

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
Barriers to Entry

•
Permits - Clean Earth maintains an extensive portfolio of regulatory permits, including approximately 220 active permits and 200 permit modifications. Each facility maintains various local, state, and federal authorizations for the acceptance, treatment, and beneficial reuse of a wide variety of hazardous and nonhazardous materials, as well as all necessary air and water discharge permits required for operation. These permits are extremely difficult to obtain due to the complex navigation of multiple layers of regulation, lengthy and costly public review periods and typical public NIMBY opposition. Clean Earth maintains a large team of environmental, health and safety experts that have developed trusted relationships and credibility with local, state and federal regulatory agencies over the last 25 years.

•
Extensive Network - Clean Earth’s extensive network of permitted facilities is strategically located near major waste generation centers with an abundance of regulations governing waste treatment and disposal. Given transportation costs, the proximity of Clean Earth’s facilities to key markets and convenient access to rail, barge, and trucking transportation are significant competitive advantages that drive profitability. Furthermore, its maintenance of multiple backend beneficial reuse sites provides flexibility to direct volume to the most appropriate facilities based on available processing and placement capacity.

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
Clean Earth employed approximately 624 hourly and salaried employees located throughout the United States at December 31, 2018. Clean Earth’s employees are compensated at levels commensurate with industry standards, based on their respective position and job grade.
Clean Earth’s workforce is non-union except for approximately 15 hourly employees at its dredge facilities, who are represented by International Union of Operating Engineers Local No. 825 (IUOE Local 825). Clean Earth enjoys good labor relations with its employees and union and has a three year contract in place with the IUOE Local 825, which will expire in July 2019.

Foam Fabricators
Overview
Foam Fabricators, headquartered in Scottsdale, Arizona, is a designer and manufacturer of custom molded protective foam solutions and OEM components made from expanded polystyrene (EPS) and other expanded polymers. Foam Fabricators provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building products and others. Foam Fabricators’ molded foam solutions offer shock and vibration protection, surface protection, temperature control, resistance to water absorption and vapor transmission and other protective properties critical for shipping small, delicate items, heavy equipment or temperature-sensitive goods. Foam Fabricators operates 13 molding and fabricating facilities across North America, creating a geographic footprint of strategically located manufacturing plants to efficiently serve national customer accounts.
History of Foam Fabricators
Foam Fabricators was founded in 1957 and began its operations as a single plant in St. Louis, MO, dedicated to the manufacture of rigid foam plastics. In 1959, Foam Fabricators expanded its product range to include ice chests, packaging and swim toys. In the 1970s and 1980s, Foam Fabricators expanded its geographic footprint, adding six more shape molding plants. In 1983, Texstyrene Plastics, a publicly-traded competitor and manufacturer of polystyrene products, acquired Foam Fabricators. Shortly thereafter, Foam Fabricators added three new plants to its operation.
In 1989, Texstyrene split off its various business divisions and sold Foam Fabricators to the then current management team of Texstyrene. Through the 1990s and early 2000s, Foam Fabricators grew partially through acquisitions purchasing four competitors. Foam Fabricators also opened two greenfield plants in Mexico to better serve their multinational manufacturing customers. Today, Foam Fabricators operates out of its corporate headquarters in Scottsdale, Arizona and 13 manufacturing facilities across North America.
We purchased Foam Fabricators on February 15, 2018.
Industry
Foam Fabricators competes in the broadly defined global protective packaging market which was valued at $23.5 billion in 2017. On the basis of product type, this market is segmented into rigid protective, flexible protective, and foam protective applications. Foam Fabricators primarily competes in the North American foam protective packaging market which was valued at $6.2 billion in 2017 and includes expanded polyurethane foams, loose fills, foam in place polyurethane, and molded foams products. Producers of molded foam products generally fall into two categories: block molders and shape molders. Block molders manufacture large blocks of EPS foam that are typically used as insulation in building products such as walls, roofs and floors and are closely tied to the construction market. Shape molders, such as Foam Fabricators, manufacture customized molded foam solutions for protective packaging applications, insulated shipping containers and internal parts and components for OEMs. Products made of EPS foam have broad applications across various end markets due to a unique combination of performance characteristics. The superior cushioning and barrier properties paired with insulating and hydrophobic properties make it an ideal material for protective packaging of heavy or valuable goods as well as insulated shipping containers for temperature and moisture sensitive products.
Products and Services
Foam Fabricators designs and manufactures a broad array of custom molded protective foam solutions and OEM components serving various end markets. Foam Fabricators’ molded foam products are predominately made of expandable polystyrene (EPS), which is a rigid, closed-cell foam. EPS is comprised of polystyrene, a thermoplastic derived from the styrene monomer and benzene, and an added expansion agent, usually pentane. The final shape mold finished product is 98% air and is created in a low-pressure press which heats EPS beads that expand and fill a customer-specific mold. Foam Fabricators also uses other moldable materials including expandable polypropylene (EPP) and expandable polyethylene (EPE) depending on project and customer requirements. EPS foam is an environmentally friendly material that is fully recyclable, uses less energy to produce, generates fewer emissions and has less environmental impact than most competitive material options.

Foam Fabricators’ custom-engineered molded foam products fall into four major categories: protective packaging, insulated shipping containers, OEM parts and componentry and fabricated foam. These products are used across a variety of end markets including consumer electronics, appliances, temperature-sensitive pharmaceuticals and food, automotive, home and office furnishings and building products among others.

Protective Packaging - Foam Fabricators creates custom molded corner pads, edge pads, “clear-view” packages and other protective foam packaging solutions for durable goods such as large and counter-top appliances, furniture, consumer electronics and military applications. Molded foam is an ideal protective packaging choice because it can be shaped into almost any form at tight tolerances and provides lightweight yet strong cushioning during product shipment.

Insulated Shipping Containers - Transporting healthcare and pharmaceutical products requires complex logistical processes, specific equipment, storage facilities and special handling procedures to maintain product integrity. These requirements make EPS foam an ideal material to be used in insulated shipping containers due to its thermal insulation, water impermeability and shock absorbing properties. Similar to its uses in the healthcare industry, Foam Fabricators manufactures insulated shipping containers for online grocers and meal delivery services to transport prepared meals and perishable food and beverage products that must be shipped in a temperature-controlled environment.

OEM Parts and Componentry - Foam Fabricators manufactures a variety of internal components used by OEMs as replacements for injection molded plastic or sheet metal parts across various end-markets. Compared to traditional plastic parts, foam offers vibration protection, insulation benefits, lower tooling costs and shorter lead times. Foam Fabricators offers thin-wall molded air ducts and other internal components for household appliances such as refrigerators and air conditioners. In the automotive sector, Foam Fabricators manufactures foam door panels, trunk liners, bumper components, instrument panels, center consoles, side pillars, seat components and head rests. Foam is increasingly being used in new vehicle designs because it offers equivalent impact strength and toughness to traditional chassis materials with 10 to 40% less weight. Foam Fabricators also makes products used in personal watercraft floatation and seating parts as well as recreational vehicle roof panels and core laminates that go underneath aluminum outer skins. Lastly, Foam Fabricators produces building products for the construction market including insulated concrete forms. Insulated concrete forms are hollow sections of molded foam that construction crews stack into the shape of the walls of a building and fill with concrete to create the permanent structure.

Fabricated Foam - Foam Fabricators also uses a variety of methods including die cutting, saw cutting, hot wire slicing and pressure cutting to create fabricated foam shapes as opposed to molded shapes. These products do not require tooling or dies so there is less upfront costs for the customer and are usually best suited for medium to low volume projects. Fabricated foam products represent a small portion of Foam Fabricators overall net sales.

Competitive Strengths
National Scale and Proximity to Customers - Foam Fabricators maintains a national footprint of 13 manufacturing locations across North America. Facilities are strategically located near customers’ production locations enabling Foam Fabricators to be one of only a few foam molders capable of serving large national accounts. Due to foam’s high volume-to-weight ratio, foam manufacturers generally confine product shipments to a 300-mile radius in which shipping costs are economically viable. Thus, Foam Fabricators is uniquely positioned to provide multi-facility support to its largest customers who often have multiple manufacturing or distribution locations.

Engineering and Design Capabilities - Foam Fabricators has five coordinated design and testing centers with experienced packaging and mechanical engineers that work closely with customers to support packaging design needs. Engineering services include optimizing molds to meet customer needs and address complex design requirements, identifying pre-manufacturing challenges, solving post-manufacturing issues, improving packaging processes and laboratory testing final designs. Early customer involvement and collaboration to develop packaging solutions has resulted in increased project win rates and better visibility into product development pipelines.
Barriers to Entry

•
High Customer Switching Costs - The operational risk and disruption associated with switching existing molds to operate on a competitor’s press makes shifting or splitting business between different shape molders difficult and infrequent. In general, most customers pay for their own molds, which are custom built for a specific molders’ presses. The financial cost of retooling is estimated to be $5,000 - $25,000 per mold, making it cost prohibitive to change molders on existing projects.

•
Favorable Cost-to-value Proposition - The high cost of failure, relatively low proportionate cost of foam to the final product being protected, and sometimes lengthy testing and qualification process represent significant barriers to customers changing solution providers or packaging material choices.

•
Equipment and Processing Infrastructure - Foam Fabricators’ existing base of production equipment has a significant estimated replacement cost. Management estimates the cost of opening a new shape molding facility at approximately $5 million, excluding real estate, and must meet stringent environmental standards. A new entrant could require as much as 1-2 years of lead time to match the process performance requirements, customization of equipment and material formulations necessary to effectively compete in the molded foam industry. Moreover, Foam Fabricators has a strong preventive maintenance program and in-house equipment division that is responsible for repairing and rebuilding presses. This allows Foam Fabricators to significantly extend the average useful life of its machinery and reduce the ongoing capital investment requirements, creating an advantage over competitors.

Business Strategies
Defend Market Position - As a leading supplier of custom molded foam solutions, management believes Foam Fabricators enjoys strong brand awareness and a reputation for superior quality and service in the industry. In a market characterized by fragmented competition, Foam Fabricators will continue to focus on providing a best in class suite of products and capabilities.
Remain Committed to Customers - Functional and error-free products are key considerations for its customers and Foam Fabricators has maintained a disciplined approach to ensure its products meet the highest standard of quality. Utilizing a balanced scorecard, Foam Fabricators has achieved a 99.0% 1st piece acceptance rate, less than 2 complaints per 1000 shipments and a less than 0.05% rejection rate. As a result of this system of checks, Foam Fabricators has had little customer attrition.
Pursue Selective Acquisitions - Foam Fabricators views acquisitions as a potentially attractive means to expand its national footprint or broaden its current product offering. Management will continue to seek tuck-in acquisitions of regional foam molders and other packaging suppliers where sales and operational efficiencies can be realized, or to diversify into packaging products other than molded foam.
Customers
Foam Fabricators maintains a broad base of over 300 customers across a wide variety of end-markets, including appliances, pharmaceuticals, food and beverage, consumer electronics, automotive, furniture, building products and logistics. Foam Fabricators’ products are sold primarily direct to the customer or through third-party packaging distributors. Foam Fabricators has maintained long-standing relationships with its top customers, often averaging ten or more years. Foam Fabricators three largest customers comprised approximately 40%, 37%, 35% of sales in the year ended December 31, 2018, 2017 and 2016, respectively.
Foam Fabricators often maintains resin cost pass-through provisions with its contracted customers, allowing them to pass-through material resin price changes - resin constitutes their primary raw material cost.
The following table sets forth Foam Fabricator's customer breakdown by sector for the fiscal years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016

Appliance	37.8%	37.6%	36.2%
Insulated shipping containers	33.9%	33.9%	32.9%
Automotive	4.8%	6.0%	6.5%
Protective packaging	7.8%	7.9%	9.1%
Office furniture	3.8%	3.9%	3.5%
Construction	2.9%	3.0%	3.3%
Other	9.0%	7.7%	8.5%
	100%	100%	100%
Sales and Marketing
Foam Fabricators sales and marketing efforts are decentralized and generally carried out by one or two full-time salespeople who are typically also engineers at each of the manufacturing facilities. The dedicated sales team report to regional managers and vice presidents, who are collectively responsible for driving overall sales activities in their respective markets. Key customer accounts are directly managed by senior management, who coordinate efforts between manufacturing facilities to fulfill orders.

Foam Fabricators spends less than 1% of net sales each year on traditional marketing, which consists of targeted brochure advertising and maintaining its website which new customers use to make product inquiries.

Manufacturing and Distribution
Foam Fabricators maintains 13 manufacturing facilities across North America with 11 located in the U.S. and two in Mexico, as well as one non-manufacturing corporate headquarters. Given the high volume, low density nature of foam, Foam Fabricators’ manufacturing facilities are strategically located near its largest customers’ production locations to minimize freight and logistics costs. Foam Fabricators geographic footprint covers a large portion of the continental U.S. and Mexico. Each plant has a warehouse space for raw materials, supplies and finished goods. Several plants also use third-party warehousing to store excess inventory. Foam Fabricators uses common carriers to deliver finished product and in certain cases, some customers pick up directly from the plants.

Suppliers
The primary raw materials that are used in production are plastic resins, such as expandable polystyrene (EPS), expandable polypropylene (EPP) and expandable polyethylene (EPE). In addition to plastic resins, Foam Fabricators also purchases fabricating material including blocks of EPE and EPP foam, polyethylene and urethane, as well as other packaging materials including corrugate, boxes, paperboard, tape and plastic film. Foam Fabricators purchases its materials from a combination of domestic and foreign suppliers and has maintained strong relationships with key resin suppliers for over 30 years. Adequate amounts of all raw materials have been available in the past, and Foam Fabricators’ management believes this will continue in the foreseeable future.
Regulatory Environment
Foam Fabricators’ manufacturing operations and facilities are subject to federal, state and local environmental and occupational health and safety laws and regulations. These include laws and regulations governing air emissions, wastewater discharge and the storage and handling of chemicals and hazardous materials. Management believes that Foam Fabricators is in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations.
Employees
As of December 31, 2018, Foam Fabricators employed 563 full-time employees in 14 locations. None of Foam Fabricators’ U.S.-based employees are subject to collective bargaining agreements. Under Mexican Federal Labor Law, 137 employees at the two Mexican manufacturing facilities are unionized. Foam Fabricators believes its relationship with its employees is good.
Sterno
Overview
The Sterno Group LLC ("Sterno"), headquartered in Corona, California, is the parent company of Sterno Products, LLC ("Sterno Products"), Sterno Home Inc. ("Sterno Home"), and Rimports, LLC ("Rimports"). Sterno operates via three product divisions:

•
Sterno Products - Sterno Products offers a broad range of wick and gel chafing fuels, liquid and traditional wax candles, butane stoves and accessories, and catering equipment and lamps for restaurants, hotel and home entertainment uses, selling both Sterno Brand and private label. As the leading supplier of canned heat to foodservice distributors and foodservice group purchasing organizations, Sterno is always pursuing end-user solutions and innovations to strengthen its position in the marketplace.

•
Sterno Home - Sterno Home's product offerings include a full line of innovative patented flameless candles, traditional house and garden lighting including path lights, spotlights, bollards, coach and security lights as well as emerging décor categories of illuminated products such as post caps, deck, patio and fence lighting and other popular novelty products including stick lights, string lights, baskets and lanterns. The flameless candles and novelty lighting are powered by solar or battery power and the more traditional outdoor lighting fixtures are driven via solar power or low voltage technologies.

•
Rimports - Rimports is a manufacturer and distributor of branded and private label wickless candle products used for home decor and fragrance systems under the ScentSationals, Better Home & Garden, AmbiEscents, Oak & Rye, Estate and Ador brands. The company offers unique lines of wickless candle products including ceramic wax warmers, scented wax cubes and essential oil and diffusers. Sterno acquired Rimports in February 2018.

History of Sterno
Sterno’s history dates back to 1893 when S. Sternau & Co. began making chafing dishes and coffee percolators in Tenafly, New Jersey. In 1914, S. Sternau & Co. introduced “canned heat” with the launch of its gelled ethanol product under the “Sterno” brand. Since then, the Sternau and Sterno names have been the most well-known names in portable food warming fuel. In 1917, S. Sternau & Co. was renamed The Sterno Corporation. During World War I, Sterno portable stoves were promoted as an essential gift for soldiers going to fight in the trenches of Europe. Sterno stoves heated water and rations, sterilized surgical instruments, and provided light and warmth in bunkers and foxholes. During World War II, Sterno produced ethanol and methanol chafing fuels under contract with the U.S. military. Sterno's production facilities were moved from New Jersey to Texarkana, Texas in the early 1980s. In 2012, Sterno merged with the Candle Lamp Company, LLC ("CandleLamp"). CandleLamp was founded in Riverside, California in 1978, focusing initially on the liquid wax candle market. Over the next several decades, CandleLamp began to supply chafing fuel in addition to lighting products. We purchased Sterno on October 10, 2014.
In January 2016, Sterno expanded their product offering with the acquisition of Northern International Inc. ("Sterno Home"). Sterno Home was formed in 1997 by its three founding partners who had been in the import and product development business since 1979. The success in the outdoor lighting an innovative use of LED technology evolved into the development of patented flameless candle product line. Sterno Home's flameless candle evolved the battery operated candle market from a functional safety oriented product into an attractive décor piece meant to enhance the beauty of consumer’s homes.
In February 2018, Sterno acquired Rimports. Rimports is a manufacturer and distributor of branded and private label wickless candle products used for home decor and fragrance systems under the ScentSationals, Better Home & Garden, AmbiEscents, Oak & Rye, Estate and Ador brands. Rimports offers unique lines of wickless candle products including ceramic wax warmers, scented wax cubes and essential oil and diffusers.
Today, Sterno operates out of its corporate headquarters in Corona California, two manufacturing facilities in Texarkana, Texas and Memphis, Tennessee, and the Rimports facility in Provo, Utah.
Industry
Sterno Products competes in the broadly defined U.S. foodservice industry where restaurant, catering and hospitality sales account for approximately 67% of the market with the remainder comprised of the travel and leisure, education and healthcare related sales. The Sterno Products product offerings focus on safe, portable fire solutions for cooking and warming, as well as tabletop lighting décor.
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
Rimports operates in the broad U.S. home decor space (retail) which is heavily correlated to general consumer spending. Flameless and reusable wax products have seen increased adoption by younger consumers who prioritize economical and environmentally friendly products. Within the home decor space, Rimports competes in the U.S. candle space and the U.S. home fragrance space.
Products and Services
Sterno is a “full-line” supplier offering a broad array of portable chafing fuels, table lighting, outdoor lighting products, wickless candles and fragrance products with approximately 4000 SKUs serving the foodservice and retail markets. Sterno originally focused on chafing fuel (“canned heat”) products and later expanded its offerings to include table ambiance products such as liquid wax, wax candles and votive lamp, as well as outdoor lighting with the acquisition of Sterno Home in 2016, and wax cubes and warmer products through its acquisition of Rimports. Sterno’s products fall into six major categories: canned heat, catering equipment and butane products, table lighting, flameless candles and outdoor lighting, wickless candle and fragrance products.
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
Wickless Candle and Fragrance Products
WaxWarmers and Scented Wax Cubes
The wax and wax warmer line is composed of a large variety of fragrance and warmer design choices for consumers. The wax cubes are long-lasting and consistently release strong fragrance. The consumer likes the product because the scented wax cubes are an impulse item ($2~ price range) and this product makes it easy and quick for the customer to change fragrance. The flameless feature is a plus in that it is very safe. The proprietary formula and world-class fragrances add to the high quality of the domestically-made products. Ongoing research ensures consumer loyalty, superior quality, and well-rounded fragrance programs. The wax warmers are made up of quality materials including wood, metal, ceramic, and glass.
Essential Oils and Diffusers
The 100% Pure Essential Oil lines and brands consists of Peppermint, Lavender, Lemon, Eucalyptus, Sweet Orange, Grapefruit, Tea tree, Cinnamon, etc. Customers are attracted to high quality, 100 percent pure oil products with no additives or fillers. Attractively designed diffusers appeal to consumers in the Aromatherapy Home Fragrance section.
ScentCharms
ScentCharms is Rimports’ newest product category. With various interchangeable high-quality fragrance oils and plug-in designs, consumers enjoy a personalized experience. The product is designed to be no spill, no mess, clutter-free, and long-lasting.
Aromatherapy Products
The aromatherapy line consists of room sprays, liquid hand soaps, foaming hand soaps, hand sanitizers, body lotions, and body scrubs, etc. The five unique fragrance combinations - lavender and chamomile, eucalyptus and rosemary, orange and vanilla, lemon and grapefruit, and peppermint and geranium - are made with 100 percent pure essential oils.

Sterno sells into Foodservice, Retail and OEM markets. The following table sets forth Sterno’s gross revenue by product for the fiscal years ended December 31, 2018, 2017 and 2016:

Gross sales by product (1)	2018	2017	2016
Canned Heat	28%	46%	47%
Wickless Candle Products	27%	—%	—%
Flameless Candle and Outdoor Lighting	24%	34%	35%
Diffusers and Essential Oils	6%	—%	—%
Table Lighting	5%	6%	6%
Other	10%	14%	12%
	100%	100%	100%
(1) As a percentage of gross sales, exclusive of sale discounts.
Competitive Strengths
Leading Brand Recognition & Market Share - Sterno Products is the market share leader in the canned chafing fuel market. Management believes Sterno Products enjoys outstanding brand awareness and a reputation for superior quality and performance with distributors, caterers, hotels and other end users. Sterno Home offers a wide variety of products to a cross section of North American retail and our diversity gives us a unique standing in this marketplace. Most of Stern Home's competitors specialize in one aspect of fulfilling the market. They either only sell to a few retailers or only actively develop few or even only one category of product. This exposes them to major financial challenges when they lose that account or when that product is beat out by a competitor or starts to wane in the marketplace. Rimports is the market share leader in fragrance systems, particularly the wickless candle market, and growing in the essential oils and diffusers and plug-in liquid fragrance markets. Rimports offers a large variety of products to retailers in North America, Canada, China, and the United Kingdom.
Low Cost versus Alternatives - Sterno Product's customers are typically caterers, hotels or restaurants who utilize canned chafing fuel to maintain prepared food at a safe and enjoyable serving temperature. The risk of ruining a dining experience and the low proportionate cost of canned chafing fuel relative to the cost of a catered event represent significant barriers to customers switching out of Sterno’s canned chafing fuel products. Additionally, management believes that there is no other technology available today that offers the portability, reliability and low cost of the Sterno canned chafing fuel products. Rimports’ ultimate consumers seek high quality products in the Home Fragrance section. This high value strength ensures consumer loyalty and satisfaction.
Business Strategies
Defend Leading Market Position - As a leading supplier of canned fuels, flameless candles and outdoor lighting, wickless candles and fragrance products, Sterno’s places great value delivering unmatched customer service and product selection. In a market characterized by fragmented categories and competition, Sterno will continue to focus on providing the best in class service to its customers. Sterno Products has been the recipient of numerous vendor awards for its high degree of customer service.
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
Create Innovative Products - Having innovative design, marketing, and production teams enables Rimports to expand into new fragrance systems markets, as it has done with Essential Oil Diffusers and ScentCharms (Decorative Liquid plug-in fragrance units). Rimports will continue to focus on providing the best quality products and low prices to retailers and end-users.
Customers and Distribution Channels
Sterno's products are sold primarily through the foodservice and consumer retail channels. Sterno’s product distribution network is comprised of long-standing, entrenched relationships with a diversified set of customers. Sterno’s top ten customers comprised approximately 79%, 68%, 59% of gross sales in the year ended December 31, 2018, 2017 and 2016, respectively.
Foodservice - The foodservice channel consists of multiple layers of distribution comprised of broadline distributors, equipment and supply dealers and cash and carry dealers. Within the foodservice channel, Sterno’s products are predominantly used in the restaurant, lodging/hospitality and catering markets.
Retail - The retail channel consists of club stores, mass merchants, specialty retailers, grocers and national and regional DIY stores. The Company’s retail products are used in home, camping and emergency applications. The Company’s retail products appeal to a wide variety of consumers, from home entertainers to recreational campers and extreme outdoorsmen. Online retail sales are also an important channel for Sterno Home and Rimports. With an online dynamic, it is also much easier to showcase how Sterno Home’s and Rimport's products look in actual dark use conditions, directly addressing their primary merchandising challenge.
Sterno had approximately $26.5 million and $28.7 million in firm backlog orders at December 31, 2018 and 2017, respectively.
Seasonality
Sterno typically has higher sales in the second and fourth quarter of each year, reflecting the outdoor summer season and the holiday season. Rimports typically has higher sales in the third and fourth quarter of each year, reflecting the holiday season.
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
Within the retail channel, Sterno directly employ sales professionals and utilizes a network of independent retail sales broker firms. The independent retail sales brokers are paid on a commission basis based on customer type and sales territory. Sterno maintains direct sales relationships with many key customers. Sterno Home also utilizes a broad network of independent sales representative firms and retail-linked agencies. These agents and firms are managed by Sterno Home's in-house sales management professionals. Rimports’ sales representatives have long-standing relationships with distributors and end-users. The sales team works closely with the marketing, design, and production teams to ensure priority customer service and satisfaction.
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
Sterno Products' primary raw materials are Diethylene glycol, ethanol, liquid paraffin and steel cans for which it receives multiple shipments per month. Sterno Products purchases its materials from a combination of domestic and foreign suppliers.
Sterno Home sources all their entire inventory from China. Sterno Home operates an efficient supply chain with emphasis on quality production and low cost. Sterno Home’s China-based support team in the Yuyao office permits Sterno Home to be more hands on in the factories reporting proactively on potential issues and working to implement practical solutions when required.
Rimports sources raw materials from and outsources manufacturing processes to companies in the U.S. and China. Raw materials include wax, fragrances, and color dye for waxes; essential oils; wood, metal, ceramic, and glass for warmers and diffusers; and packaging supplies. Products are shipped to retailers from outsourced manufacturing warehouses and Rimports’ two Utah warehouses.

Intellectual Property
Sterno relies upon a combination of trademarks and patents in order to secure and protect its intellectual property rights. Sterno currently owns approximately 230 registered trademarks and 85 patents globally, and has 53 applications for pending.
Regulatory Environment
Sterno is proactive regarding regulatory issues and is in compliance with all relevant regulations. Sterno maintains adequate product liability insurance coverage. Management believes that Sterno is in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations.
Employees
As of December 31, 2018 Sterno employed approximately 773 persons in 11 locations. None of Sterno’s employees are subject to collective bargaining agreements. We believe that Sterno’s relationship with its employees is good.

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
Our financing arrangements expose us to additional risks associated with leverage and inhibits our operating flexibility and reduces cash flow available for distributions to our shareholders.
At December 31, 2018, we had approximately $1.1 billion of consolidated debt outstanding. This level of consolidated debt could have important consequences, such as (i) limiting our ability to obtain additional financing to fund our potential growth; (ii) increasing the cost of future borrowings; (iii) limiting our ability to use operating cash flow in our other areas of our business because of cash requirements to service our debt; and (iv) increasing our vulnerability to adverse economic conditions. Our financing arrangements subject the Company to certain customary affirmative and restrictive covenants. If we violate any of these covenants, our lender may accelerate the maturity of any debt outstanding under our 2018 Credit Facility. Our ability to meet our debt service obligations may be affected by events beyond our control and will depend primarily upon cash produced by our businesses. Any failure to comply with the terms of our indebtedness could materially adversely affect us.
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
CGI, through a wholly owned subsidiary, owns 8,053,000 or approximately 13.4% of our common shares and may have significant influence over the election of directors in the future.

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
Risks Related to the Preferred Shares
Distributions on the Series A Preferred Shares are discretionary and non-cumulative.
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
The Series A and Series B Preferred Shares are equity securities and are subordinated to our existing and future indebtedness.
The Series A and Series B Preferred Shares are our equity interests and do not constitute indebtedness. This means that the Series A and Series B Preferred Shares rank junior to all of our indebtedness and to other non-equity claims on us and our assets available to satisfy claims on us, including claims in our liquidation. In addition, the rights allocated to the Company’s allocation interests may reduce the amount available for distribution by the trust upon its liquidation, dissolution or winding up. Further, the Series A and Series B Preferred Shares place no restrictions on our business or operations or on our ability to incur indebtedness or engage in any transactions, subject only to the limited voting rights.
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
The management fee paid to CGM for the year ended December 31, 2018 was $44.3 million. The management fee is calculated by reference to the Company’s adjusted net assets, which will be impacted by the acquisition or disposition of businesses, which can be significantly influenced by our Manager, as well as the performance of our businesses and other businesses we may acquire in the future. Changes in adjusted net assets and in the resulting management fee could be significant, resulting in a material adverse effect on the Company’s results of operations. In addition, if the performance of the Company declines, assuming adjusted net assets remains the same, management fees will increase as a percentage of the Company’s net income.
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
As of December 31, 2018, we had identified indefinite lived intangible assets with a carrying value in our financial statements of $70.4 million, and goodwill of $653.7 million.
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
Our Velocity, Liberty, Manitoba Harvest and Sterno businesses derive a significant amount of revenue from a concentrated number of retailers and distributors. Any negative change involving these retailers or distributors, including industry consolidation, store closings, reduction in purchasing levels or bankruptcies, could negatively impact the sales of these businesses and may have a material adverse effect on the results of operations, financial condition and cash flows of these businesses.
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

Arnold's operations and the prior operations of predecessor companies expose it to the risk of material environmental liabilities, which could have a negative effect on its financial condition or results of operations.
Arnold may be subject to potential liabilities related to the remediation of environmental hazards and to claims of personal injuries or property damages that may be caused by hazardous substance releases and exposures, mainly because of past operations and the operations of predecessor companies. We continue to incur remedial response and voluntary clean-up costs for site contamination, even though we are indemnified for such costs, and are a party to lawsuits and claims associated with environmental and safety matters, including past production of products containing hazardous materials. Arnold also may become party to various legal proceedings relating to alleged impacts from pollutants released into the environment. Various federal, state, local and foreign governments regulate the discharge of materials into the environment and can impose substantial fines and criminal sanctions for violations. In addition, changes in laws, regulations and enforcement of policies, the discovery of previously unknown contamination or information related to individual sites, the establishment of stricter state or federal toxicity standards with respect to certain contaminants, or the imposition of new clean-up requirements or remedial techniques could require Arnold to incur additional costs in the future that would have a negative effect on its financial condition or results of operations.
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
Clean Earth operates facilities that accept, process and/or treat materials provided by its customers. These facilities may be inherently dangerous workplaces. If Clean Earth fails to maintain safe worksites, it may be subject to significant operating risks and hazards that could result in injury or death to persons, which could result in losses or liabilities to it.
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
Clean Earth’s revenue is primarily generated as a result of requirements imposed on our customers under federal, state, and provincial laws and regulations to protect public health and the environment. If requirements to comply with laws and regulations governing management of contaminated soils, dredge material, and hazardous wastes were relaxed or less vigorously enforced at the federal, state, and local levels, demand for Clean Earth’s services could materially decrease and its revenues and earnings could be significantly reduced.
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
Sterno products expose it to potential product liability claims typical of fuel based heating products. The fuels Sterno uses in its products are flammable and may be toxic if ingested. Although Sterno products have comprehensive labeling and it follows government and third party based standards and protocols, it cannot guarantee there will not be accidents due to misuse or otherwise. Accidents involving Sterno products may have an adverse effect on its reputation and reduce demand for its products. In addition, Sterno may be held responsible for damages beyond its insurance coverage and there can be no guarantee that it will be able to produce adequate insurance coverage in the future.
Risks Related to Velocity Outdoor
Velocity’s products are subject to product safety and liability lawsuits, which could materially adversely affect its financial condition, business and results of operations.
As a manufacturer of recreational airguns and archery products, Velocity is involved in various litigation matters that occur in the ordinary course of business. Although Velocity provides information regarding safety procedures and warnings with all of its product packaging, not all users of its products will observe all proper safety practices. Failure to observe proper safety practices may result in injuries that give rise to product liability and personal injury claims and lawsuits, as well as claims for breach of contract, loss of profits and consequential damages.

If any unresolved lawsuits or claims are determined adversely, they could have a material adverse effect on Velocity, its financial condition, business and results of operations. As more of Velocity’s products are sold to and used by its consumers, the likelihood of product liability claims being made against it increases. In addition, the running of statutes of limitations in the United States for personal injuries to minor children may be suspended during the child’s legal minority. Therefore, it is possible that accidents resulting in injuries to minors may not give rise to lawsuits until a number of years later.

While Velocity maintains product liability insurance to insure against potential claims, there is a risk such insurance may not be sufficient to cover all liabilities incurred in connection with such claims and the financial consequences of these claims and lawsuits will have a material adverse effect on its business, financial condition, liquidity and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
NONE

ITEM 2. PROPERTIES
The following is a summary as of December 31, 2018 of the properties owned or leased by our business.
5.11
5.11 is headquartered in Irvine, California and leases offices and warehouse space in locations worldwide. The summary below outlines 5.11's leased offices and warehouse space.

Location	Square Feet	Use
Irvine, CA	21,807	Office
Irvine, CA	1,073	Office
Irvine, CA	4,381	Office
Manteca, CA	400,000	Warehouse
Penrose Place, CO	1,100	Office
Seattle, WA	11,340	Office
Mexico City, Mexico	4,628	Office
Bankstown, Australia	10,387	Office
Malmo, Sweden	6,049	Office
Kowloon Bay, Hong Kong	17,759	Office
Dubai, UAE	1,951	Office
Sao Paolo, Brazil	1,798	Office
In addition, at December 31, 2018, 5.11 leased space for 46 retail stores, ranging in size from 3,250 square feet to 8,375 square feet.
Ergobaby
Ergobaby is headquartered in Los Angeles, California and has four other office locations worldwide. The summary below outlines Ergobaby's property locations. All locations are leased.

	Location	Square Feet
Ergobaby - Corporate	Los Angeles, CA	16,378
Ergobaby - Office	Los Angeles, CA	3,292
Ergobaby - Office	Salt Lake City, Utah	3,550
Ergobaby Europe	Hamburg, Germany	2,410
Ergobaby France	Paris, France	4,680
Ergobaby UK	Swinden, United Kingdom	251

Tula	San Diego, CA	4,915
Tula	Bialystok, Poland	9,688
Liberty Safe
Liberty Safe is headquartered in Payson, Utah. Liberty leases office and warehouse facilities in Payson, Utah, where it is headquartered. The corporate headquarters and manufacturing facility are located in a 312,000 square foot building. Liberty leases an additional warehouse facility totaling approximately 13,000 square feet.
Manitoba Harvest
Manitoba Harvest is headquartered in Winnipeg, Manitoba. Manitoba Harvest leases office and warehouse facilities at two locations in a connected building in Winnipeg, Manitoba. The manufacturing and warehouse facility are located in a facility totaling approximately 20,000 square feet, and its customer experience center and additional warehouse space are located in a facility that total approximately 11,000 square feet. Manitoba Harvest's subsidiary, HOCI, owns a recently built facility on seven acres of land in St. Agathe, Manitoba. The facility is approximately 35,000 square feet and comprises manufacturing, warehouse and office space. Manitoba Harvest also leases a corporate office in Minneapolis, Minnesota which opened in 2017.
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

Location	Square Feet	Use
Marengo, IL	94,220	Office/Warehouse
Marietta, OH	81,000	Office/Warehouse
Marengo, IL	55,200	Office/Warehouse
Norfolk, NE	109,000	Office/Warehouse
Rochester, NY	73,000	Office/Warehouse
Ogallala, NE	25,000	Office/Warehouse
Guangdong Province, China	154,210	Office/Warehouse
Sheffield, England	25,000	Office/Warehouse
Lupfig, Switzerland	52,937	Office/Warehouse
Saint-Martin, France	1,528	Office
Algonquin, IL	~750	Corporate
Madison, WI	~1277	Research
Clean Earth
Clean Earth is headquartered in Hatboro, Pennsylvania and has eighteen permitted facilities as well as several offices. The summary below outlines Clean Earth's property locations.

Location (County, State)	Operation	Size	Leased or Owned
Montgomery, PA	Corporate Headquarters	16,669 sq. ft.	Leased
Butler, PA	Offices	7,525 sq. ft.	Leased
Middlesex, NJ	Fixed Base Remediation	~ 16 acres	Leased
Hudson, NJ	Dredged Material Processing and Beneficial Reuse	~ 7 acres	Leased
Hudson, NJ	RCRA TSDF	~ 14.5 acres	Owned/ Leased

Hudson, NJ	Dredging Services and Beneficial Reuse	~ 20 acres	Lease
Philadelphia, PA	Med. Temperature Thermal Desorption	8.5 acres	Owned
Bucks, PA	Med. Temperature Thermal Desorption	7.8 acres	Owned
Lycoming, PA	Drill Cuttings Stabilization	~ 2 acres	Leased
New Castle, DE	Med. Temperature Thermal Desorption	7.6 acres	Leased
Prince Georges, MD	Chemical Stabilization	42.49 acres	Owned
Washington, MD	Chemical Stabilization	13.67 acres	Owned
Glades, FL	Med. Temperature Thermal Desorption	11.29 acres	Owned
Camden, GA	Med. Temperature Thermal Desorption	2.92 acres	Owned
Marshall, KY	RCRA TSDF	~ 25.2 acres	Owned
Monongalia, WV	RCRA TSDF - Aerosol Recycling	~ 1 acres	Owned
Butler, PA	Transportation facility	1,500 sq. ft.	Leased
Newport News, VA	Office & Warehouse	3,200 sq. ft.	Leased
Hartford, CT	Thermal Desorption	16 acres	Owned
Etowah, AL	RCRA Part B Permitted Hazardous Waste TSDF	42 acres	Owned
Allentown, PA	PADEP Solid Waste permit Handler	32,000 sq. ft.	Leased
Allentown, PA	PADEP RCRA Part B Mercury (D009) PCB Capacitors	32,132 sq. ft.	Leased
Richmond, VA	Universal waste/Electronic Waste/10-day In-transit Storage	10,625 sq. ft.	Leased
West Melbourne, FL	FLDEP U&E Waste Handler	15,000 sq. ft.	Leased
West Melbourne, FL	RCRA PART B Mercury/PCB's/10-=day In-transit Storage	13,000 sq. ft.	Leased
Hayward, CA	DTSC RCRA Permit For Mercury (D009)	6,892 sq. ft.	Leased
Modesto, CA	Registered U & E Waste Handler	25,992 sq. ft.	Leased
DeKalb, GA	RCRA Part B Permitted Hazardous Waste TSDF	~ 1 acres	Owned
DeKalb, GA	RCRA Part B Permitted Hazardous Waste TSDF, Storage	~ 1 acres	Leased
Washington, NY	Thermal Desorption	16.7 acres	Owned
Merrimack, NH	Thermal Desorption	21.6 acres	Owned
Wayne, MI	Non Hazardous Waste Water Treatment	2.4 acres	Owned
Mecklenburg, NC	RCRA PART B Permitted Hazardous Waste TSDF and Waste Water Treatment	3.3 acres	Owned
Foam Fabricators
Foam Fabricators is headquartered in Scottsdale, Arizona and operates 13 molding and fabricating facilities across North America.

Location	Square Feet	Leased or Owned
Anderson, South Carolina	133,250	Leased
Compton, California	44,000	Leased
Erie, Pennsylvania	199,962	Leased
Fort Madison, Iowa	80,000	Leased
Jackson, Tennessee	55,000	Leased
Jefferson, Georgia	60,000	Leased
Keller, Texas	131,073	Leased
Modesto, California	79,000	Leased
El Dorado Springs, Missouri	38,000	Owned
New Albany, Indiana	65,000	Owned

Bloomsburg, Pennsylvania	54,000	Owned
Tijuana, Mexico	60,000	Leased
Queretaro, Mexico	100,000	Leased
Scottsdale, Arizona	7,000	Leased
Louisville, Kentucky	3,000	Leased
Sterno
Sterno is headquartered in Corona, California. Sterno owns a 103,500 square foot manufacturing and production facility in Memphis, Tennessee, a 214,000 square foot manufacturing and production facility in Texarkana, Texas, and a 15,000 square foot facility La Porte County, Indiana. All other properties are leased.

Location	Square Feet	Use
Corona, CA	12,330	Corporate Office
Memphis, TN	103,500	Manufacturing
Texarkana, TX	214,080	Manufacturing
Delta, Canada	45,000	Warehouse
La Porte, IN	15,000	Office
Toronto, Canada	13,867	Office
Vancouver, Canada	50,372	Office
Vancouver, Canada	33,711	Warehouse
Montreal, Canada	2,100	Warehouse
Montreal, Canada	12,500	Office
Atlanta, GA	1,235	Showroom
Las Vegas, NV	342	Showroom
Yuyao, China	2,982	Office
Yuyao, China	323	Office
Shunde, China	343	Office
Provo, UT	171,361	Office/Warehouse
Spanish Fork, UT	313,719	Warehouse
Bentonville, AR	3,000	Office
Calgary, Canada	15,961	Office/Warehouse
Velocity Outdoor
Velocity Outdoor is headquartered in Bloomfield, New York. Velocity owns a 225,000 square foot manufacturing facility in Bloomfield, New York that also holds their corporate offices, and leases a 144,000 square foot finished goods warehouse in Farmington, New York. Velocity's Ravin subsidiary operates an 80,000 square foot manufacturing facility in Superior, Wisconsin.
Our corporate offices are located in Westport, Connecticut, and Irvine, California, where we utilize space provided by our Manager. We believe that our properties and the terms of their leases at each of our businesses are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.
ITEM 3. LEGAL PROCEEDINGS
In the normal course of business, we are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, we do not believe that their outcome will have a material adverse effect on our financial position or results of operations.

Arnold
Our Arnold subsidiary, was named as co-defendant, together with 300 West LLC (“300 West”), in a suit filed in the Twenty-Second Judicial Circuit, McHenry County, Illinois, Chancery Division (Case No. 13CH1046) in 2013 by the State of Illinois (the “Marengo Litigation”). Arnold leases a site in Marengo, McHenry County, Illinois (the “Site”) from 300 West. Since 2008, Arnold and 300 West have been a part of the Illinois Remediation Program with respect to the Site. In the Marengo Litigation, the plaintiff claimed that 300 West and Arnold discharged Chlorinated VOCs into the groundwater on-Site, which has since migrated off-Site into private drinking wells. The State has sought injunctive relief and civil penalties. Any damages incurred by Arnold in connection with the Marengo Litigation are subject to indemnification pursuant to the Stock Purchase Agreement, among SPS Technologies, LLC (“SPS”), SPS Technologies Limited (“SPS Ltd.”), Precision Castparts Corp. (collectively with SPS and SPS Ltd., the “SPS Entities”), Arnold and Audax Private Equity Fund, L.P., dated December 20, 2004, and prior consents to indemnification given by the SPS Entities. Arnold has cooperated with the governmental agencies in the Marengo Litigation investigations and proceedings. CODI does not believe that the outcome of the Marengo Litigation will have a material adverse effect on its financial position or results of operations.
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
Common Stock Holders
On December 31, 2018 there were 16 registered holders of our common stock. The number of registered holders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.

COMPARATIVE PERFORMANCE OF SHARES OF TRUST COMMON STOCK
The performance graph shown below compares the change in cumulative total shareholder return on common shares of Trust stock with the NASDAQ Stock Market Index, the NASDAQ Other Finance Index, the NYSE Composite Index and the NYSE Financial Sector Index for the previous five years, through the quarter ended December 31, 2018. The graph sets the beginning value of common shares of Trust stock and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of common shares of Trust stock.

Data	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Compass Diversified Holdings	$218.56	$212.14	$206.95	$194.20
NASDAQ Stock Market Index	$188.37	$197.75	$201.58	$212.46
NASDAQ Other Finance Index	$115.15	$114.94	$113.84	$117.29
NYSE Financial Sector Index	$73.30	$75.02	$74.39	$77.17
NYSE Composite Index	$125.52	$130.90	$127.60	$129.23

Data	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Compass Diversified Holdings	$206.87	$200.67	$199.51	$198.94
NASDAQ Stock Market Index	$219.86	$223.71	$207.26	$224.64
NASDAQ Other Finance Index	$121.74	$121.61	$112.03	$115.43
NYSE Financial Sector Index	$75.83	$76.67	$70.13	$72.55
NYSE Composite Index	$129.94	$128.82	$116.84	$120.93

Data	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Compass Diversified Holdings	$198.47	$212.87	$225.44	$234.50
NASDAQ Stock Market Index	$218.46	$217.24	$238.30	$241.49
NASDAQ Other Finance Index	$114.30	$117.57	$123.62	$133.75
NYSE Financial Sector Index	$68.25	$67.88	$71.76	$80.10
NYSE Composite Index	$121.70	$125.06	$127.83	$131.82

Data	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Compass Diversified Holdings	$219.71	$233.46	$239.93	$231.39
NASDAQ Stock Market Index	$265.2	$275.46	$291.41	$309.69
NASDAQ Other Finance Index	$138.49	$148.74	$155.32	$164.29
NYSE Financial Sector Index	$83.03	$85.93	$89.52	$94.76
NYSE Composite Index	$137.02	$140.23	$145.56	$152.71

Data	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Compass Diversified Holdings	$225.63	$238.79	$251	$172.49
NASDAQ Stock Market Index	$316.87	$336.92	$360.96	$297.66
NASDAQ Other Finance Index	$167.07	$169.96	$169.04	$146.99
NYSE Financial Sector Index	$90.71	$89.54	$91.81	$79.68
NYSE Composite Index	$148.46	$149.08	$155.98	$135.61

Distributions
For the years 2018, 2017 and 2016, we have declared and paid quarterly cash distributions to holders of record of our common shares as follows:

Quarter Ended	Declaration Date	Payment Date	Distribution Per Share
December 31, 2018	January 3, 2019	January 24, 2019	$0.36
September 30, 2018	October 4, 2018	October 25, 2018	$0.36
June 30, 2018	July 5, 2018	July 26, 2018	$0.36
March 31, 2018	April 5, 2018	April 26, 2018	$0.36
December 31, 2017	January 4, 2018	January 25, 2018	$0.36
September 30, 2017	October 5, 2017	October 26, 2017	$0.36
June 30, 2017	July 6, 2017	July 27, 2017	$0.36
March 31, 2017	April 6, 2017	April 27, 2017	$0.36
December 31, 2016	January 5, 2017	January 26, 2017	$0.36
September 30, 2016	October 6, 2016	October 27, 2016	$0.36
June 30, 2016	July 7, 2016	July 28, 2016	$0.36
March 31, 2016	April 7, 2016	April 28, 2016	$0.36
We currently intend to continue to declare and pay regular quarterly cash distributions on all outstanding common shares through fiscal year 2019. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7.

Recent Sales of Unregistered Securities

None.
Purchases of Equity Securities by Issuer and Affiliated Purchasers
None.

ITEM 6. – SELECTED FINANCIAL DATA
The following table sets forth selected historical and other data of the Company and should be read in conjunction with the more detailed consolidated financial statements included elsewhere in this Annual Report. Selected financial data below includes the results of operations, cash flow and balance sheet data of the Company for the years ended December 31, 2018, 2017, 2016, 2015, and 2014.
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
The operating results for Tridien in 2016, 2015, and 2014 are reflected as discontinued operations in the table below and are not included in continuing operations. The operating results of CamelBak and American Furniture in 2015 and 2014 are reflected as discontinued operations and are not included in the continuing operations data below. Data included below only includes activity in our operating subsidiaries from their respective dates of acquisition.

	Year ended December 31,
(in thousands, except per share data)	2018 (1)	2017 (1)	2016 (1)	2015 (1)	2014 (1)

Statements of Operations Data:
Net sales	$1,691,673	$1,269,729	$978,309	$727,978	$636,675
Gross profit	574,188	447,709	326,570	240,736	205,017
Management fees	44,294	32,693	29,406	25,658	21,872
Impairment expense/ loss on disposal of assets	—	17,325	25,204	—	—
Operating income	69,318	27,204	19,061	49,918	31,892
Gain on deconsolidation of subsidiary	—	—	—	—	264,325
Income (loss) from continuing operations	(3,048)	33,272	53,749	8,991	270,077
Income and gain from discontinued operations	1,258	340	2,781	156,779	21,078

Net income (loss)	$(1,790)	$33,612	$56,530	$165,770	$291,155
Net income from continuing operations—noncontrolling interest	3,912	5,621	1,961	5,133	11,661
Net income (loss) from discontinued operations—noncontrolling interest	—	—	(116)	(1,201)	659
Net income (loss) attributable to Holdings	$(5,702)	$27,991	$54,685	$161,838	$278,835
Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(0.44)	$(0.45)	$0.46	$(0.30)	$4.98
Discontinued operations	0.02	0.01	0.05	2.91	0.40
Basic and fully diluted income (loss) per share attributable to Holdings	$(0.42)	$(0.44)	$0.51	$2.61	$5.38

Cash distribution declared per common share	$1.44	$1.44	$1.44	$1.44	$1.44

Cash Flow Data:
Depreciation and amortization	$120,575	$110,051	$85,608	$53,075	$39,751
Cash provided by operating activities	114,452	81,771	111,372	84,548	70,695
Acquisitions of businesses	(552,062)	(164,950)	(536,175)	(130,292)	(474,657)
Cash (used in) provided by investing activities	(604,080)	(77,278)	(363,021)	233,880	(424,753)

	Year ended December 31,
(in thousands, except per share data)	2018 (1)	2017 (1)	2016 (1)	2015 (1)	2014 (1)
Net amounts borrowed (repaid)	121,028	31,915	248,058	(172,975)	250,725
Cash (used in) provided by financing activities	500,111	(2,588)	208,726	(254,357)	265,487

Balance Sheet Data:
Current assets	$681,185	$526,818	$452,819	$291,363	$320,799
Total assets	2,372,335	1,820,303	1,777,155	1,421,042	1,547,430
Current liabilities	259,280	212,193	202,521	116,479	141,231
Long-term debt	1,098,871	584,347	551,652	308,639	485,547
Noncontrolling interests	59,970	52,791	38,139	47,135	40,903
Shareholders’ equity attributable to Holdings	859,372	873,208	856,405	826,084	767,431
(1) Includes the effect of material business acquisitions as follows:

•	The year ended December 31, 2018 includes the operating results of Foam Fabricators, acquired on February 15, 2018, and Rimports, acquired by our Sterno subsidiary on February 26, 2018.

•	The year ended December 31, 2017 includes the operating results of Velocity Outdoor, acquired on June 2, 2017.

•	The year ended December 31, 2016 includes the operating results of 5.11 Tactical, acquired on August 31, 2016.

•	The year ended December 31, 2015 includes the operating results of Manitoba Harvest, acquired on July 10, 2015.

•	The year ended December 31, 2014 includes the operating results of Clean Earth, acquired on August 7, 2014 and Sterno, acquired on October 10, 2014.

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
From May 16, 2006 through December 31, 2018, we purchased nineteen businesses (each of our businesses is treated as a separate operating segment) and disposed of seven businesses. The tables below reflect summarized information relating to our acquisitions and dispositions from the date of our IPO through December 31, 2018 (in thousands):
Acquisitions

			Ownership Interest - December 31, 2018
Business	Acquisition Date	CODI Purchase Price	Primary	Diluted
CBS Holdings (Staffmark) (1)	May 16, 2006	$183,200	N/a	N/a
Crosman (4)	May 16, 2006	$72,600	N/a	N/a
Advanced Circuits (3)	May 16, 2006	$81,000	69.4%	69.2%
Silvue	May 16, 2006	$36,000	N/a	N/a
Tridien (3)	August 1, 2006	$31,000	N/a	N/a
Aeroglide	February 28, 2007	$58,200	N/a	N/a
Halo	February 28, 2007	$62,300	N/a	N/a
American Furniture	August 31, 2007	$97,000	N/a	N/a
FOX (2)	January 4, 2008	$80,400	N/a	N/a
Liberty Safe (3)	March 31, 2010	$70,200	88.6%	85.2%
Ergobaby (3)	September 16, 2010	$85,200	81.9%	76.4%
CamelBak	August 24, 2011	$251,400	N/a	N/a
Arnold Magnetics	March 5, 2012	$128,800	96.7%	79.4%
Clean Earth (3)	August 7, 2014	$251,400	97.5%	79.8%
Sterno (3) (4)	October 10, 2014	$314,400	100.0%	88.9%
Manitoba Harvest (3)	July 10, 2015	$102,700	76.6%	68.1%
5.11	August 31, 2016	$408,200	97.5%	88.7%
Velocity Outdoor (3) (5)	June 2, 2017	$150,400	99.2%	91%
Foam Fabricators	February 15, 2018	$253,400	100%	91.5%

(1) The total purchase price for CBS Holdings includes the acquisition of Staffmark Investment LLC in January 2008 for a purchase price of $128.6 million. The Company renamed its CBS Personnel business Staffmark subsequent to the acquisition.
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
(3) The total purchase price does not reflect add-on acquisitions made by our businesses subsequent to their purchase by CODI unless indicated.
(4) The total purchase price of Sterno includes the acquisition of Rimports, Inc. in February 2018 for a purchase price of $154.4 million.

(5) Velocity Outdoor (formerly "Crosman Corp.") was purchased by the Company in May 2006 and subsequently sold in January 2007. We reacquired Velocity Outdoor in June 2017.
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
2018 Highlights and Recent Events
Acquisition of Foam Fabricators
On February 15, 2018, the Company, through a wholly owned subsidiary FFI Compass, Inc., acquired all of the issued and outstanding capital stock of Foam Fabricators, Inc., a Delaware corporation (“Foam Fabricators”), for a purchase price of approximately $253.4 million. Foam Fabricators is a leading designer and manufacturer of custom molded protective foam solutions and OEM components made from expanded polymers such as expanded polystyrene and expanded polypropylene. Founded in 1957 and headquartered in Scottsdale, Arizona, it operates 13 molding and fabricating facilities across North America and provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building products and others. We funded our acquisition of Foam Fabricators with a draw on our 2014 Revolving Credit Facility.
Acquisition of Rimports
On February 26, 2018, our Sterno subsidiary acquired all of the issued and outstanding capital stock of Rimports, Inc.,, pursuant to a Stock Purchase Agreement, dated January 23, 2018. Sterno purchased a 100% controlling interest in Rimports. Headquartered in Provo, Utah, Rimports is a manufacturer and distributor of branded and private label scented wickless candle products used for home décor and fragrance. Rimports offers an extensive line of wax warmers, scented wax cubes, essential oils and diffusers, and other home fragrance systems, through the mass retailer channel. The purchase price, net of transaction costs, was approximately $154.4 million, subject to any working capital adjustment. The purchase price of Rimports includes a potential earn-out of up to $25 million contingent on the attainment of certain future performance criteria of Rimports. At December 31, 2018, the earn-out was not expected to be paid. Sterno funded the acquisition through their intercompany credit facility with the Company.
Acquisition of ESMI
On May 23, 2018, Clean Earth acquired all of the outstanding capital stock of Environmental Soil Management, Inc.(“ESMI”), located in Fort Edward, New York and Loudon, New Hampshire. The acquisition provided Clean Earth the opportunity to geographically expand their soil and hazardous waste solutions in the New York and New England market. The purchase price was approximately $31.0 million.
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
Trust Preferred Share Issuance
On March 13, 2018, the Trust issued 4,000,000 Series B Preferred Shares for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018. Distributions on the Series B Preferred Shares are cumulative.
Senior Notes and 2018 Credit Facility
On April 18, 2018, we consummated the issuance and sale of $400.0 million aggregate principal amount of our 8.000% Senior Notes due 2026 (the “Notes” or "Senior Notes") offered pursuant to a private offering. We used the net proceeds from the sale of the Notes to repay debt under our existing credit facilities in connection with a concurrent refinancing of our 2014 Credit Facility. The Notes will bear interest at the rate of 8.000% per annum and will mature on May 1, 2026. Interest on the Notes is payable in cash on May 1st and November 1st of each year, beginning on November 1, 2018. The Notes are general senior unsecured obligations and are not guaranteed by our subsidiaries.
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

2018 Distributions
Common shares - For the 2018 fiscal year we declared distributions to our common shareholders totaling $1.44 per share.
Preferred shares - For the 2018 fiscal year we declared distributions to our preferred shareholders totaling $1.8125 per share on our Series A Preferred Shares and $1.724375 on our Series B Preferred Shares.
Subsequent Event
Manitoba Harvest
On February 19, 2019, we entered into a definitive agreement (the "Agreement") with Tilray, Inc. ("Tilray") and a wholly-owned subsidiary of Tilray, 1197879 B.C. Ltd. (“Tilray Subco”), to sell to Tilray, Inc., through Tilray Subco, all of the issued and outstanding securities of Manitoba Harvest for total consideration of up to C$419 million. Subject to certain customary adjustments, the shareholders of Manitoba Harvest, including the Company, may receive the following from Tilray as consideration for their shares of Manitoba Harvest: (i) C$150 million in cash to the holders of preferred shares of Manitoba Harvest and the holders of common shares of Manitoba Harvest (“Common Holders”) and C$127.5 million in shares of class 2 Common Stock of Tilray (“Common Stock”) to the Common Holders on the closing date of the sale (the “Closing Date Consideration”), (ii) C$50 million in cash and C$42.5 million in Common Stock to the Common Holders on the date that is six months after the closing date of the Arrangement (the “Deferred Consideration”) and (iii) C$49 million in Common Stock to the Common Holders, which amount may be reduced, potentially to zero, if Manitoba Harvest fails to attain certain levels of U.S. branded gross sales of edible or topical products containing broad spectrum hemp extracts or cannabidiols prior to December 31, 2019. The cash portion of the Closing Date Consideration will be reduced by the amount of the net indebtedness of Manitoba Harvest on the closing date and transaction expenses expected to be approximately $5 million. The Common Stock consideration is expected to be issued in reliance on the exemption from the registration requirements of the U.S. Securities Act and pursuant to exemptions from applicable securities laws of any state of the United States, such that any shares of Common Stock received by the Common Holders will be freely tradeable. The sale of Manitoba Harvest will occur pursuant to a plan of arrangement under the Business Operations Act (British Columbia). The completion of the plan of arrangement was subject to approval by the British Columbia Supreme Court, which occurred on February 21, 2019. The sale is expected to close as soon as practicable following receipt of court approval.
2019 Outlook and Significant Trends
During 2018, the middle market continued to be an active segment for deal flow, with further acceleration of deal flow expected in 2019. High valuation levels continue to be driven by the availability of debt capital with favorable terms and financial and strategic buyers seeking to deploy available equity capital. We believe that companies will focus on expanding their customer bases by diversifying their products and services in existing geographic areas during 2019.
We remain focused on marketing the Company’s attractive ownership and management attributes to potential sellers of middle market businesses and intermediaries. In addition, we continue to pursue opportunities for add-on acquisitions by certain of our existing subsidiary companies, which can be particularly attractive from a strategic perspective.
Business Outlook
For 2019, we anticipate our niche industrial companies, combined as a whole, will continue to grow revenue and earnings as a result of the overall health of the economy.  Our branded consumer companies, combined as a whole, may be impacted in 2019 by the continued weakening in the U.S. retail landscape, specifically, lower consumer foot traffic in brick and mortar retail, and the related shift to more online shopping.  We believe our branded consumer companies’ combined as a whole, with their strong positions in their respective markets and powerful brands, remain well positioned to grow revenue and earnings in 2019, notwithstanding this difficult landscape.
The areas of focus for 2019, which are generally applicable to each of our businesses, include:

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

Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the years ended December 31, 2018, 2017 and 2016, and components of the results of operations as well as those components presented as a percent of net revenues, for each of our businesses on a stand-alone basis.
We acquired Foam Fabricators in February 2018, Velocity Outdoor in June 2017, 5.11 in August 2016 and our Sterno business acquired Rimports in February 2018. In the following results of operations, we provide (i) our actual Consolidated Results of Operations for the years ended December 31, 2018, 2017 and 2016, which includes the historical results of operations of each of our businesses (operating segments) from the date of acquisition in accordance with generally accepted accounting principles in the United States ("GAAP") and (ii) comparative historical components of the results of operations for each of our businesses on a stand-alone basis (“Results of Operations – Our Businesses”), for each of the years ended December 31, 2018, 2017 and 2016, where all years presented include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. For the 2018 acquisitions of Foam Fabricators and Rimports, the pro forma results of operations have been prepared as if we purchased these businesses on January 1, 2017. The historical operating results of Rimports have been added to the previously reported Sterno results of operations for the year ended December 31, 2017 and the Sterno results of operations for the 2018 period prior to acquisition by Sterno. For the 2017 acquisition of Velocity Outdoor and the 2016 acquisition of 5.11, the pro forma results of operations have been prepared as if we purchased these businesses on January 1, 2016. We believe this presentation enhances the discussion and provides a more meaningful comparison of operating results. The following operating results of our businesses are not necessarily indicative of the results to be expected for a full year, going forward.
All dollar amounts in the financial tables are presented in thousands. References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Consolidated Results of Operations — Compass Diversified Holdings

	Year Ended December 31,
	2018	2017	2016

Net revenues	$1,691,673	$1,269,729	$978,309
Cost of revenues	1,117,485	822,020	651,739
Gross profit	574,188	447,709	326,570
Selling, general and administrative expense	392,501	318,484	217,830
Management fees	44,294	32,693	29,406
Amortization of intangibles	68,076	52,003	35,069
Asset impairment / Loss on disposal of assets	—	17,325	25,204
Operating income	69,317	27,204	19,061
Interest expense	(55,577)	(27,623)	(24,651)
Amortization of debt issuance costs	(3,905)	(4,002)	(2,763)
Other income (expense)	(6,335)	(2,986)	71,571
Income (loss) from continuing operations before income taxes	3,500	(7,407)	63,218
Provision (benefit) for income taxes	6,548	(40,679)	9,469
Income (loss) from continuing operations	$(3,048)	$33,272	$53,749
Year ended December 31, 2018 compared to the Year ended December 31, 2017
Net revenues
Net revenues for the year ended December 31, 2018 increased by approximately $421.9 million or 33.2% compared to the corresponding period in 2017.  Our acquisitions of Foam Fabricators and Rimports in February 2018 contributed $113.4 million and $145.6 million, respectively, to the increase in revenue, while our acquisition of Velocity Outdoor in June 2017 contributed $52.9 million to the increase, reflecting a full year of ownership compared to the corresponding period in 2017, as well as the acquisition of Ravin in September 2018. We also saw notable sales increases at Clean

Earth ($55.7 million), 5.11 ($37.9 million), Manitoba ($11.7 million), Arnold ($12.3 million) and our legacy Sterno business exclusive of Rimports ($9.4 million). These increases in revenue were partially offset by decreases in net revenue at Liberty ($9.3 million) and Ergo ($12.4 million) in 2018 as compared to 2017. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net revenue by business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $295.5 million during the year ended December 31, 2018, compared to the corresponding period in 2017. Our acquisitions of Foam Fabricators and Rimports in February 2018 contributed $82.6 million and $110.5 million, respectively, to the increase in cost of revenues, while our acquisition of Velocity Outdoor in June 2017 contributed $35.3 million to the increase, reflecting a full year of ownership compared to the corresponding period in 2017, as well as the acquisition of Ravin in September 2018. Clean Earth's cost of revenue increased $41.4 million, in line with the increase in revenues during 2018, while our legacy Sterno business exclusive of Rimports had an increase in cost of revenues of $9.3 million, Manitoba Harvest ($8.0 million) and Arnold had an increase in cost of revenues of $8.6 million, both in line with the increase in revenues at these entities. These increases were offset by decreases in cost of revenues at other operating segments, particularly Ergo ($3.1 million decrease) and Liberty ($3.3 million decrease).
Gross profit as a percentage of net revenues was approximately 33.9% in year ended December 31, 2018 compared to 35.3% in 2017. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $74.0 million during the year ended December 31, 2018, compared to the corresponding period in 2017. The increase in expenses in 2018 compared to 2017 is principally the result of the acquisition of Foam Fabricators ($12.3 million including $1.6 million in acquisition costs), Rimports ($4.0 million, including $0.6 million in acquisition costs) and Velocity Outdoor ($10.4 million) reflecting a full year of ownership compared to the corresponding period in 2017, as well as the acquisition of Ravin in September 2018 and acquisition costs related to Ravin of $1.4 million. We also saw notable increases in selling, general and administrative year-over-year at 5.11 ($22.2 million) and Clean Earth ($10.8 million). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense increased from $12.7 million in 2017 to $14.3 million in 2018, primarily due to increased professional fees associated with governance and compliance costs related to the implementation of new accounting standards.
Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the year ended December 31, 2018, we incurred approximately $44.3 million in expense for these fees compared to $32.7 million for the corresponding period in 2017. The $11.6 million increase in the year ended December 31, 2018 is principally due to the increase in consolidated net assets resulting from the acquisition of Foam Fabricators in February 2018, and the add-on acquisitions by our businesses that occurred throughout 2018.
Amortization expense
Amortization expense for the year ended December 31, 2018 increased $16.1 million to $68.1 million as compared to the prior year, primarily as a result of the acquisitions of Foam Fabricators and Rimports in February 2018.
Impairment expense
Manitoba Harvest performed an interim impairment test of goodwill and its indefinite lived trade name in the fourth quarter of 2017, which resulted in the recording of impairment expense of $8.5 million. $6.2 million of the impairment expense related to goodwill, and $2.3 million of the impairment expense related to the Manitoba Harvest trade name.

Interest Expense
We recorded interest expense totaling $55.6 million for the year ended December 31, 2018 compared to $27.6 million for the comparable period in 2017, an increase of $28.0 million. The increase in interest expense primarily reflects the interest associated with the issuance of our Senior Notes in April 2018 and the increase in the amount outstanding on our revolving credit facility in the current year. We recorded $22.5 million in interest expense for the period from the date of issuance through December 31, 2018 related to the Senior Notes. The average amount outstanding on our revolving credit facility in 2017 was $33.6 million, while the average amount outstanding during 2018 was $205.1 million as a result of our add-on acquisitions that occurred in 2018. Our interest expense also reflects the effect of the unrealized gains or losses on our interest rate swap. In 2018 and 2017, we recognized unrealized gains of $2.3 million and $0.6 million, respectively, which reduced our interest expense.
Income Taxes
We had income tax expense of $6.5 million with an effective income tax rate of 187.1% during the year ended December 31, 2018 compared to income tax benefit of $40.7 million with an effective income tax rate of (549.2%) during the same period in 2017. The effective tax rate for the years ended December 31, 2018 and 2017 includes a loss at our parent company, which is taxed as a partnership. In December 2017, the U.S. government enacted the Tax Cuts and Jobs Act of 2017 (the "Tax Act") which made broad and complex changes to the U.S. tax code. Among other changes of the Tax Act, the tax rate on corporations was reduced from from 35% to 21%; a limitation on the deduction of interest expense was enacted, certain tangible property acquired after September 2017 will qualify for 100% expensing, U.S federal income tax on foreign earnings was eliminated (subject to certain exceptions) and a new base erosion anti-tax abuse tax were added. Although the Company is treated as a partnership for U.S. federal income tax purposes, each of our businesses was affected by the Tax Act, and the resulting impact significantly affected the calculation of our year-to-date consolidated income tax provision in 2018 and 2017. Additionally, in the current year, the effect of the recapitalization at Sterno and state income taxes as well as the geographic mix of income had a significant impact on our effective tax rate. In the prior year, the impairment expense at our Arnold business and non-deductible costs at the corporate level, including the effect of the loss on our equity investment of FOX prior to the sale of our remaining FOX shares in the first quarter of 2017, account for the majority of the remaining difference in our effective income tax rates year over year.
Year ended December 31, 2017 compared to the Year ended December 31, 2016
Net revenues
On a consolidated basis, net revenues for the year ended December 31, 2017 increased by approximately $291.4 million or 29.8% compared to the corresponding period in 2016.  Velocity Outdoor sales since the date of acquisition were $78.4 million, while $200.0 million of the increase reflects a full year of net sales at 5.11 in 2017 as compared to 2016. We also saw notable sales increases at Clean Earth ($22.3 million, primarily due to two acquisitions in 2016 and one acquisition in 2017) and Sterno ($7.3 million, primarily due to the acquisition of Sterno Home in January 2016), offset by decreases in sales at Liberty ($11.9 million) and Manitoba Harvest ($3.6 million) in 2017 as compared to 2016. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net revenues by business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $170.3 million during the year ended December 31, 2017, compared to the corresponding period in 2016. Velocity cost of sales since the date of acquisition were $61.7 million, while 5.11 Tactical accounted for $103.5 million of the increase, reflecting a full year of ownership in 2017. The remaining amount of the increase was primarily due to add-on acquisitions made during 2016 at Clean Earth, Sterno and Ergobaby. Gross profit as a percentage of net revenues was approximately 35.3% in year ended December 31, 2017 compared to 33.4% in 2016. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of gross profit by business segment.

Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $100.7 million during the year ended December 31, 2017, compared to the corresponding period in 2016. The increase in expenses in 2017 compared to 2016 is principally the result of the acquisition of Velocity in June 2017 ($12.3 million in selling, general and administrative expenses, including $1.8 million in acquisition costs for Velocity and the add-on acquisition of Lasermax in July 2017), and a full year of ownership of 5.11 ($125.0 million in selling, general and administrative expenses in 2017 compared to $38.1 million in 2016). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense increased from $12.3 million in 2016 to $12.7 million in 2017, primarily due to increased professional fees associated with compliance costs.
Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the year ended December 31, 2017, we incurred approximately $32.7 million in expense for these fees compared to $29.4 million for the corresponding period in 2016. The $3.3 million increase in the year ended December 31, 2017 is principally due to the increase in consolidated net assets resulting from the acquisition of Velocity in June 2017, 5.11 in August 2016, and the add-on acquisitions by our businesses that occurred throughout 2016.
Amortization expense
Amortization expense for the year ended December 31, 2017 increased $16.9 million to $52.0 million as compared to the prior year, primarily as a result of the acquisition of Velocity in June 2017 and 5.11 in August 2016.
Impairment expense and Loss on disposal of assets
Manitoba Harvest performed an interim impairment test of goodwill and its indefinite lived trade name in the fourth quarter of 2017, which resulted in the recording of preliminary impairment expense of $8.5 million. $6.2 million of the impairment expense related to goodwill, and $2.3 million of the impairment expense related to the Manitoba Harvest trade name.
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
Interest expense
We recorded interest expense totaling $27.6 million in the year ended December 31, 2017, an increase of $3.0 million compared to the prior year. The increase was a result of a full year of interest on our 2016 Incremental Term Loan, which we entered into in August 2016, as well as an increase in the unused fee we pay on our Revolving Credit Facility. The average amount outstanding on our revolving credit facility in 2017 was $29.1 million, while the average outstanding amount in 2016 was $27.4 million.
Income Taxes
We recorded an income tax benefit of $40.7 million with an effective tax rate of (549.2%) for the year ended December 31, 2017 and $9.5 million of income tax expense with an effective tax rate of 15% for the year ended December 31, 2016. In December 2017, the U.S. government enacted comprehensive tax legislation which made broad changes to the U.S. tax code, including a reduction in the tax rate on corporations from 35% to 21%, a limitation on the deduction of interest expense, U.S. federal income taxes on foreign earnings was eliminated (subject to several exceptions) and new provisions designed to tax currently global intangible low taxed income and a new base erosion anti-abuse tax were added. Although the Trust and the Company are treated as partnerships for U.S. income tax purposes and are therefore not subject to net income taxes, we consolidate the results of the businesses in which we own or control more than a 50% share of the voting interest. The income tax benefit in 2017 reflects the accounting for the effect of the changes resulting from the new tax legislation at our consolidated subsidiaries.
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
Results of Operations
In the following results of operations, we provide (i) the actual consolidated results of operations for 5.11 for the years ended December 31, 2018 and 2017, and (ii) comparative results of operations for 5.11 for the year ended December 31, 2016, as if we had acquired the business on January 1, 2016, including relevant pro forma adjustments for the pre-acquisition period and explanations where applicable.

	Year ended December 31,
(in thousands)	2018		2017		2016
					(Pro forma)
Net sales	$347,921	100.0%	$309,999	100.0%	$295,256	100.0%
Gross profit (1)	$160,798	46.2%	$127,708	41.2%	$112,800	38.2%
Selling, general and administrative expense (2)	$147,137	42.3%	$124,970	40.3%	$107,149	36.3%
Operating income (loss)	$3,916	1.1%	$(7,121)	(2.3)%	$(3,852)	(1.3)%

Pro forma results of operations for 5.11 for the annual period ended December 31, 2016 include the following pro forma adjustments applied to historical results:

(1) Gross profit was increased by $0.1 million for the year ended December 31, 2016 to reflect the increase in the depreciable lives for machinery and equipment.
(2) Selling, general and administrative expense was increased by approximately $0.9 million in the year ended December 31, 2016 related to stock compensation expense for stock options that were granted to 5.11 employees as a result of the acquisition.
Year ended December 31, 2018 compared to the Year ended December 31, 2017
Net sales
Net sales for the year ended December 31, 2018 were $347.9 million, an increase of $37.9 million, or 12.2%, compared to the same period in 2017. This increase is due primarily to retail and e-commerce sales growth of $25.4 million or 51%, driven by growing demand in direct to consumer channels. Retail sales grew largely due to eighteen new retail store openings since December 2017 (bringing the total store count to forty-five as of December 31, 2018). The increase in net sales for the year ended December 31, 2018 as compared to the corresponding period in the prior year was offset by a $17.6 million decline in Direct-to-Agency sales. Direct-to-agency sales represent large contracts consisting primarily of SMU (special make-up) custom uniform product designed for large law enforcement divisions. The Direct-to-agency contract process is driven primarily by lengthy governmental approval processes and can take upwards of 18 to 36 months, therefore revenue streams are not consistent year-over-year.

Gross Profit
Gross profit as a percentage of net sales increased from 41.2% in the year ended December 31, 2017 to 46.2% in the year ended December 31, 2018. Cost of sales for the year ended December 31, 2017 included $21.7 million in expense related to a $39.1 million inventory step-up resulting from the acquisition purchase price allocation. The total inventory step-up amount of $39.1 million was expensed to cost of goods sold over the expected turns of 5.11's inventory. Excluding the effect of the expense associated with the inventory step-up in 2017, gross profit for the year ended December 31, 2017 was 48.2%. The decrease in gross profit percentage in the year ended December 31, 2018 was primarily due to a higher level of chargebacks incurred and discretionary discounts granted to customers while working through the backlog associated with challenges experienced while implementing a new Enterprise Resource Planning (ERP) system.
Selling, general and administrative expense
Selling, general and administrative expenses for the year ended December 31, 2018 increased to $147.1 million or 42.3% of net sales compared to $125.0 million or 40.3% of net sales in the same period in 2017. This increase in selling, general and administrative expense as a percentage of net sales was primarily due to eighteen new retail stores that were not open in the prior comparable period, higher temporary labor costs associated with the ERP implementation, higher software maintenance costs related to the ERP system and costs to move into 5.11’s new Manteca warehouse facility, which occurred in the second quarter of 2018.
Income (loss) from operations
Income from operations for the year ended December 31, 2018 was $3.9 million, an increase of $11.0 million when compared to the same period in 2017, primarily due to the amortization of the inventory step-up resulting from the purchase price allocation and the increase in selling, general and administrative expense as noted above.
Year ended December 31, 2017 compared to Pro Forma Year ended December 31, 2016
Net sales
Net sales for the year ended December 31, 2017 were $310.0 million, an increase of $14.7 million, or 5.0%, compared to the same period in 2016. This increase is due primarily to an $8.2 million increase in international direct-to-agency business, and increased retail and e-commerce sales. Direct-to-agency sales represent large non-recurring contracts consisting primarily of SMU (special make-up) custom uniform product designed for large law enforcement divisions. Retail and e-commerce sales grew $16.3 million, or 50%, driven by growing demand in direct to consumer channels. Retail sales grew largely due to seventeen new retail store openings in 2017 (bringing the total store count to 27 as of December 31, 2017). The consumer wholesale channel experienced a $4.6 million decrease due primarily to the bankruptcy of a large outdoor retail customer. 5.11 implemented a new Enterprise Resource Planning (ERP) system and as part of the go-live process 5.11 shut down its warehouse as planned on September 28, 2017 to begin the cut-over activities. Upon reopening the warehouse on October 9, 2017, 5.11 encountered shipping challenges due to the ERP system not functioning as designed. This resulted in lost orders and an order backlog that reached over $20.0 million as of December 31, 2017.
Gross Profit
Gross profit as a percentage of net sales increased from 38.2% in the year ended December 31, 2016 to 41.2% in the year ended December 31, 2017. Cost of sales for the year ended December 31, 2017 includes $21.7 million in expense related to a $39.1 million inventory step-up resulting from the acquisition purchase price allocation, while cost of sales for the year ended December 31, 2016 includes $17.4 million in expense related to the purchase price allocation. The total inventory step-up amount of $39.1 million was expensed to cost of goods sold over the expected turns of 5.11's inventory. Excluding the effect of the expense associated with the inventory step-up in both periods, gross profit as a percentage of net sales increased 420 basis points to 48.2% for the year ended December 31, 2017 compared to 44.0% for the year ended December 31, 2016. This increase in gross profit percentage is due to lower product costs from efficiency in sourcing operations, improved gross margins on new product introductions, and a larger proportion of revenues from the higher margin retail and e-commerce distribution channels as compared to the same period in 2016.
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

Ergobaby
Overview
Ergobaby, headquartered in Los Angeles, California, is a designer, marketer and distributor of wearable baby carriers and accessories, blankets and swaddlers, nursing pillows, and related products.  Ergobaby primarily sells its Ergobaby and Baby Tula branded products through brick-and-mortar retailers, national chain stores, online retailers, its own websites and distributors and derives more than half of its sales from outside of the United States.
On May 12, 2016, Ergobaby acquired membership interests of New Baby Tula LLC (“Baby Tula”) for approximately $73.8 million, excluding a potential earn-out payment. Baby Tula designs, markets and distributes baby carriers and accessories. The results of operations of Baby Tula are included from the date of acquisition.
Results of Operations

	Year ended December 31,
(in thousands)	2018		2017		2016
Net sales	$90,566	100.0%	$102,969	100.0%	$103,348	100.0%
Gross profit	$59,686	65.9%	$68,945	67.0%	$63,386	61.3%
Selling, general and administrative expense	$40,215	44.4%	$33,359	32.4%	$37,703	36.5%
Income from operations	$11,522	12.7%	$24,503	23.8%	$17,151	16.6%
Year ended December 31, 2018 compared to the Year ended December 31, 2017
Net sales
Net sales for the year ended December 31, 2018 were $90.6 million, a decrease of $12.4 million or 12.0% compared to the same period in 2017. Net sales from Baby Tula for the year ended December 31, 2018 were $19.4 million, compared to $22.4 million in net sales in the year ended December 31, 2017. During the year ended December 31, 2018, international sales were approximately $58.0 million, representing a decrease of $4.6 million over the corresponding period in 2017. Baby Tula international sales during the year ended December 31, 2018 increased $1.0 million from the corresponding period in 2017. Domestic sales were $32.6 million during the year ended December 31, 2018, reflecting a decrease of $7.8 million compared to the corresponding period in 2017. The decrease in domestic sales was primarily the result of the disruption in the retail landscape during 2018, including the continuing effect of the liquidation of a large U.S. retail customer.
Cost of sales
Gross profit as a percentage of net sales was 65.9% for the year ended December 31, 2018 compared to 67.0% for the same period in 2017. The decrease in gross profit as a percentage of net sales in the year ended December 31, 2018 compared to the year ended December 31, 2017 was due to changes in product mix and increased production costs as a result of the launch of a new stroller product.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2018 increased to approximately $40.2 million or 44.4% of net sales compared to $33.4 million or 32.4% of net sales for the same period of 2017. Selling, general and administrative expense in the prior year included the reversal of the fair value of the contingent consideration related to Ergobaby's acquisition of Baby Tula of $3.8 million. Eliminating the effect of the contingent consideration, the increase in Ergobaby's selling, general and administrative expense for the year ended December 31, 2018 compared to the same period in 2017 was primarily due to increases in employee related costs, additional marketing for the new stroller product category launch, additional expense related to the closure of a large retail account, higher distribution and fulfillment costs, commissions due to the mix of sales, as well as the impact of foreign exchange rates.

Income from operations
Income from operations for the year ended December 31, 2018 decreased $13.0 million, to $11.5 million, compared to $24.5 million for the same period of 2017, primarily as a result of the factors described above.
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
Gross Profit
Gross profit as a percentage of net sales was 67.0% for the year ended December 31, 2017 compared to 61.3% for the same period in 2016. Gross profit for the year ended December 31, 2016 included expense of $4.7 million related to the inventory step-up at Baby Tula resulting from the purchase price allocation. Excluding the step-up in inventory at Baby Tula 2016, gross margin would have been 66.0% in the prior year.
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
Income from operations
Income from operations for the year ended December 31, 2017 increased $7.4 million, to $24.5 million, compared to $17.2 million for the same period of 2016, primarily as a result of a $5.9 million loss on disposal of assets recorded during the year ended December 31, 2016 related to its decision to dispose of the Orbit Baby product line.
Liberty Safe
Overview
Founded in 1988 and based in Payson, Utah, Liberty Safe is the premier designer, manufacturer and marketer of home and gun safes in North America. From its over 300,000 square foot manufacturing facility, Liberty Safe produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles ranging from an entry level product to good, better and best products. Products are marketed under the Liberty brand, as well as a portfolio of licensed and private label brands, including Cabela’s, Case IH, Colt and John Deere. Liberty Safe’s products are the market share leader and are sold through an independent dealer network ("Dealer sales") in addition to various sporting goods, farm and fleet and home improvement retail outlets ("Non-Dealer sales"). Liberty has the largest independent dealer network in the industry.

Results of Operations

	Year ended December 31,
(in thousands)	2018		2017		2016
Net sales	$82,658	100.0%	$91,956	100.0%	$103,812	100.0%
Gross profit	$19,634	23.8%	$25,645	27.9%	$29,507	28.4%
Selling, general and administrative expense	$13,158	15.9%	$15,361	16.7%	$14,737	14.2%
Income from operations	$5,906	7.1%	$9,475	10.3%	$13,234	12.7%
Year ended December 31, 2018 compared to the Year ended December 31, 2017
Net sales
Net sales for the year ended December 31, 2018 decreased approximately $9.3 million or 10.1%, to $82.7 million, compared to the corresponding period ended December 31, 2017. Non-Dealer sales were approximately $32.9 million in 2018 compared to $42.3 million in 2017, representing a decrease of $9.4 million or 22.2%. Dealer sales totaled approximately $49.7 million in the year ended December 31, 2018 compared to $49.5 million in the same period in 2017, representing an increase of $0.2 million or 0.4%. Liberty continues to face negative trends in the U.S. outdoor retail market, including the bankruptcy filing by a national retailer in the prior year, slower ordering and reductions of inventory levels as a result of the merger of two major outdoor retailers and softer sales at retailers dealing in sporting goods. Liberty Safe’s sales backlog was approximately $6.0 million at December 31, 2018 compared to approximately $6.2 million at December 31, 2017.
Gross Profit
Gross profit as a percentage of net sales totaled approximately 23.8% in 2018 compared to 27.9% in 2017. The decrease in gross profit as a percentage of sales during the year ended December 31, 2018 compared to the same period in 2017 is attributable primarily to cost increases in raw materials. Liberty has continued to see a rise in raw material costs, particularly the cost of steel, during 2018 as the tariffs on imported steel has led to rising domestic steel prices. On average, materials account for approximately 60% of the total costs of a safe, with steel accounting for 45% of material costs.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2018 decreased to approximately $13.2 million or 15.9% of net sales compared to $15.4 million or 16.7% of net sales for the same period of 2017. The $2.2 million decrease is primarily attributable to a nonrecurring $1.9 million reserve recorded in the first quarter of 2017 against the outstanding accounts receivable of a retail customer that filed for bankruptcy.
Income from operations
Income from operations decreased $3.6 million during the year ended December 31, 2018 to $5.9 million compared to income from operations of $9.5 million during the same period in 2017, principally as a result of the decrease in sales and gross profit in 2018, as described above.
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

Gross Profit
Gross profit as a percentage of net sales totaled approximately 27.9% in 2017 compared to 28.4% in 2016. The decrease in gross profit as a percentage of net sales during the year ended December 31, 2017 compared to the same period in 2016 is attributable primarily to higher material costs related to the cost of steel, which is Liberty's primary raw material, partially offset by gains in manufacturing efficiencies.
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
Manitoba Harvest
Overview
Headquartered in Winnipeg, Manitoba, Manitoba Harvest is a pioneer and leader in branded, hemp-based foods and ingredients. Manitoba Harvest’s products, which management believes are one of the fastest growing in the hemp food market and among the fastest growing in the natural foods industry, are currently carried in approximately 16,500 retail stores across the United States and Canada. The company’s hemp-based, 100% all-natural consumer products include hemp hearts, protein powder, hemp oil and snacks.
Results of Operations

	Year ended December 31,
(in thousands)	2018		2017		2016
Net sales	$67,437	100.0%	$55,699	100.0%	$59,323	100.0%
Gross profit	$28,877	42.8%	$25,101	45.1%	$26,505	44.7%
Selling, general and administrative expense	$25,741	38.2%	$21,092	37.9%	$21,326	35.9%
Income (loss) from operations	$(1,754)	(2.6)%	$(9,332)	(16.8)%	$321	0.5%
Year ended December 31, 2018 compared to the Year ended December 31, 2017
Net sales
Net sales for the year ended December 31, 2018 were approximately $67.4 million, an increase of $11.7 million, or 21.1%, compared to the same period in 2017. During 2018, Manitoba Harvest experienced strong growth across both the branded and ingredient product lines. Consumer awareness programs, new distribution gains, and consumer demand for plant-based protein continue to drive sales of their shelled hemp seed and hemp oil products.
Gross Profit
Gross profit for the year ending December 31, 2018 was $28.9 million, an increase of $3.8 million compared to the prior year. Gross profit as a percentage of net sales was 42.8% for the year ended December 31, 2018 as compared to 45.1% for the year ended December 31, 2017. The decrease in gross profit as a percentage of net sales in the current year was primarily driven by protein powder work in process inventory adjustments, incremental third party warehousing to support customer service and consumer demand, and costs related to the realignment of logistics between our Winnipeg and St. Agathe facilities.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2018 increased to approximately $25.7 million or 38.2% of net sales compared to $21.1 million or 37.9% of net sales for the same period of 2017. The $4.6 million increase in 2018 compared to 2017 is primarily due to ongoing investments in key operating capability initiatives such as creative production, digital media, public relations, creative production, field sales and research and development.
Loss from operations
Loss from operations for the year ended December 31, 2018 was approximately $1.8 million, as compared to a loss from operations of $9.3 million for the same period in 2017. Manitoba Harvest performed an interim impairment test of goodwill and its indefinite lived trade name in the fourth quarter of 2017, which resulted in the recording of impairment expense of $8.5 million. Approximately $6.2 million of the impairment expense related to goodwill, and $2.3 million of the impairment expense related to the Manitoba Harvest trade name. While Manitoba Harvest saw a significant increase in net sales and gross profit compared to the prior year, the ongoing investment in their business has led to an offsetting increase in selling, general and administrative expense in the current year, resulting in the loss from operations.
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
Gross Profit
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
Income (loss) from operations
Loss from operations for the year ended December 31, 2017 was approximately $9.3 million, as compared to income of $0.3 million for the same period in 2016. Manitoba Harvest performed an interim impairment test of goodwill and its indefinite lived trade name in the fourth quarter of 2017, which resulted in the recording of impairment expense of $8.5 million. $6.2 million of the impairment expense related to goodwill, and $2.3 million of the impairment expense related to the Manitoba Harvest trade name. The impairment expense recognized in 2017 was the primary factor contributing to the loss from operations.
Velocity Outdoor
Overview
Velocity Outdoor is a leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices and related accessories. Velocity Outdoor offers its products under the highly recognizable Crosman, Benjamin, LaserMax, Ravin and CenterPoint brands that are available through national retail chains, mass merchants, dealer and distributor networks. Airguns historically represent Velocity Outdoor's largest product category. The airgun product category consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Velocity Outdoor's other primary product categories are archery, with products including CenterPoint and Ravin crossbows, consumables, which includes steel and plastic BBs, lead pellets and CO2 cartridges, lasers for firearms, and airsoft products. In September 2018, Velocity acquired Ravin Crossbows, a manufacturer and innovator of crossbows and accessories. Ravin primarily focuses on the higher-end segment of the crossbow market and has developed significant intellectual property related to the advancement of crossbow technology.

Results of Operations
Velocity Outdoor was acquired in June 2017. In the following results of operations, we provide the actual results of operations for the year ended December 31, 2018, as well as comparative results of operations for Velocity for the years ended December 31, 2017 and 2016 as if we had acquired the business on January 1, 2016, including relevant pro forma adjustments for pre-acquisition periods and explanations where applicable.

	Year ended December 31,
	2018		2017		2016
(in thousands)			(Pro forma)		(Pro forma)
Net sales	$131,296	100.0%	$120,033	100.0%	$118,736	100.0%
Gross profit (1)	$34,372	26.2%	$27,641	23.0%	$31,727	26.7%
Selling, general and administrative expense (2)	$22,761	17.3%	$18,636	15.5%	$15,660	13.2%
Income from operations	$4,850	3.7%	$3,756	3.1%	$10,909	9.2%
Pro forma results of operations of Velocity for the years ended December 31, 2017 and December 31, 2016 include the following pro forma adjustments, applied to historical results as if we had acquired Velocity on January 1, 2016:
(1) Gross profit was decreased by $0.2 million for the year ended December 31, 2017, and $0.6 million for the year ended December 31, 2016, to reflect the increase in the depreciable lives for machinery and equipment.
(2) Selling, general and administrative expense was increased by $0.4 million for the year ended December 31, 2017, and $0.8 million for the year ended December 31, 2016, to reflect stock compensation expense related to profit interests that were granted to Velocity employees as a result of the acquisition.
Year ended December 31, 2018 compared to the Pro Forma Year ended December 31, 2017
Net sales
Net sales for the year ended December 31, 2018 were $131.3 million compared to net sales of $120.0 million for the year ended December 31, 2017, an increase of $11.3 million or 9.4%. The increase in net sales for the year ended December 31, 2018 is primarily due to add-on acquisitions in the third quarters of 2017 and 2018.
Gross Profit
Gross profit as a percentage of net sales was 26.2% for the year ended December 31, 2018 as compared to 23.0% in the year December 31, 2017. Cost of sales for the year ended December 31, 2018 included $2.5 million in expense related to the inventory step-up resulting from the purchase price allocation for Ravin, while cost of sales for the year ended December 31, 2017 included $3.3 million in expense related to the inventory step-up resulting from the purchase price allocation for Velocity. Excluding the effect of the inventory step-ups, gross profit as a percentage of net sales was 28.1% for the year ended December 31, 2018 as compared to 25.8% for the year ended December 31, 2017 due to the mix of products sold during the two periods.
Selling general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2018 was $22.8 million, or 17.3% of net sales compared to $18.6 million, or 15.5% of net sales, for the year ended December 31, 2017. The selling, general and administrative expense for the year ended December 31, 2018 included $1.3 million in acquisition costs related to our acquisition of Ravin in September 2018. Selling, general and administrative expense for the year ended December 31, 2017 included $1.8 million in transaction costs paid in relation to the acquisition of Velocity in June 2017 and an add-on acquisition at Velocity completed during the third quarter of 2017. The balance of the expense growth in 2018 is related to increased sales support, marketing spend and the impact from the 2017 and 2018 add-on acquisitions.
Income from operations
Income from operations for the year ended December 31, 2018 was $4.9 million, an increase of $1.1 million when compared to income from operations of $3.8 million for the comparable period in 2017, based on the factors described above.

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
Gross Profit
Gross profit as a percentage of net sales was 23.0% for the year ended December 31, 2017 compared to 26.7% for the year ended December 31, 2016. Cost of sales for the year ended December 31, 2017 included $3.3 million in expense related to the inventory step-up resulting from the purchase price allocation for Velocity. Excluding the effect of the inventory step-up, gross profit as a percentage of net sales was 25.8% for the year ended December 31, 2017 as compared to 26.7% for the year ended December 31, 2016 due to the mix of products sold during the two periods.
Selling general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2017 was $18.6 million, or 15.5% of net sales compared to $15.7 million, or 13.2% of net sales, for the year ended December 31, 2016. Selling, general and administrative expense for the year ended December 31, 2017 includes $1.8 million in transaction costs paid in relation to the acquisition of Velocity in June 2017 and an add-on acquisition at Velocity completed during the third quarter of 2017, as well as $0.7 million in integration services fees paid or payable to CGM. Excluding the transaction costs and integration services fee from the selling, general and administrative expense, there was no material change in expense items.
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
Results of Operations

	Year Ended December 31,
(in thousands)	2018		2017		2016
Net sales	$92,511	100.0%	$87,782	100.0%	$86,041	100.0%
Gross profit	$43,166	46.7%	$39,884	45.4%	$38,044	44.2%
Selling, general and administrative expense	$15,108	16.3%	$14,565	16.6%	$13,579	15.8%
Income from operations	$26,335	28.5%	$23,575	26.9%	$22,718	26.4%
Year ended December 31, 2018 compared to the Year ended December 31, 2017
Net sales
Net sales for the year ended December 31, 2018 were approximately $92.5 million compared to approximately $87.8 million for the same period in 2017, an increase of approximately $4.7 million or 5.4%. The increase in net sales was due to increased sales in Quick-Turn Production PCBs by approximately $1.3 million, Long-Lead Time PCBs by approximately $2.4 million, Subcontract by approximately $1.0 million, and decreased Promotion by approximately

$0.8 million. This was partially offset by decreases in Assembly sales by approximately $0.1 million and Quick-Turn Small-Run PCBs by approximately $0.7 million. On a consolidated basis at ACI, Quick-Turn Small-Run PCBs comprised approximately 18.9% of gross sales and Quick-Turn Production PCBs represented approximately 33.0% of gross sales for the year ended December 31, 2018. Quick-Turn Small-Run PCBs comprised approximately 20.4% of gross sales and Quick-Turn Production PCBs represented approximately 33.0% of gross sales for the year ended December 31, 2017.
Gross profit
Gross profit as a percentage of net sales increased 130 basis points during the year ended December 31, 2018 (46.7% in 2018 compared to 45.4% in 2017) primarily as a result of sales mix.
Selling, general and administrative expense
Selling, general and administrative expenses were approximately $15.1 million in the year ended December 31, 2018 as compared to $14.6 million in the year ended December 31, 2017, an increase of approximately $0.5 million. The increase in selling, general and administrative expense is primarily due to increased commissions from higher sales and a full year of expense for the financial, sales, and production management added in 2017. Selling, general and administrative expenses represented 16.3% of net sales for the year ended December 31, 2018 compared to 16.6% of net sales in 2017.
Income from operations
Income from operations for the year ended December 31, 2018 was approximately $26.3 million compared to $23.6 million in the same period in 2017, an increase of approximately $2.8 million, as a result of the factors described above.
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
Gross Profit
Gross profit as a percentage of net sales increased 120 basis points during the year ended December 31, 2017 (45.4% in 2017 compared to 44.2% in 2016) primarily as a result of sales mix.
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

Over the course of 100+ years, Arnold has successfully evolved and adapted our products, technologies, and manufacturing presence to meet the demands of current and emerging markets. Arnold has expanded globally and built strong relationships with our customers worldwide. As a result, Arnold leads the way in our chosen industries with new materials and solutions that empower our customers to develop next generation technologies. Arnold is the largest and, we believe, the most technically advanced U.S. manufacturer of engineered magnetic systems. Arnold is one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. Arnold serves customers and generates revenues via three business units, Permanent Magnets and Assemblies Group ("PMAG"), Precision Thin Metals ("PTM") and Flexmag.
Results of Operations

	Year ended December 31,
(in thousands)	2018		2017		2016
Net sales	$117,860	100.0%	$105,580	100.0%	$108,179	100.0%
Gross profit	$30,381	25.8%	$26,717	25.3%	$23,704	21.9%
Selling, general and administrative expense	$19,036	16.2%	$19,583	18.5%	$16,602	15.3%
Impairment expense	$—	—%	$8,864	8.4%	$16,000	14.8%
Income (loss) from operations	$7,416	6.3%	$(5,693)	(5.4)%	$(12,921)	(11.9)%
Year ended December 31, 2018 compared to the Year ended December 31, 2017
Net sales
Net sales for the year ended December 31, 2018 were approximately $117.9 million, an increase of $12.3 million compared to the same period in 2017. The increase in net sales is primarily a result of increased demand across various product sectors and markets. PMAG sales represented 74% of net sales in the year ended December 31, 2018 and 72% of net sales in the year ended December 31, 2017. International sales were $47.8 million and $42.3 million for the years ended December 31, 2018 and 2017, respectively, an increase of $5.5 million, primarily as a result of the increased sales at PMAG.
Gross Profit
Gross profit was $30.4 million for the year ended December 31, 2018 as compared to $26.7 million for the same period in 2017. Gross profit as a percentage of net sales increased from 25.3% in 2017 to 25.8% in 2018. The increase is principally attributable to an increase in sales volume and manufacturing efficiencies.
Selling, general and administrative expense
Selling, general and administrative expense in the year ended December 31, 2018 was $19.0 million as compared to approximately $19.6 million for the year ended December 31, 2017. The decrease in expense is primarily attributable to non-recurring legal and environmental expenses and reduced consulting fees. Selling, general and administrative expense represented 16.2% of net sales for the year ended December 31, 2018 as compared to 18.5% for the same period in 2017.
Income (loss) from operations
Arnold had income from operations of approximately $7.4 million for the year ended December 31, 2018, as compared to a loss from operations of $5.7 million for the year ended December 31, 2017, with the loss in the prior year primarily as a result of the impairment expense.
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

Gross Profit
Gross profit as a percentage of net sales increased from 21.9% in 2016 to 25.3% in 2017 despite lower sales. The increase is principally attributable to an increase in Precision Thin Metals margins partially offset by the impact of PMAG volume reductions. Flexmag margin in 2017 was consistent with 2016.
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

Clean Earth
Overview
Founded in 1990, Clean Earth is a provider of environmental services for a variety of contaminated materials. Clean Earth provides a one-stop shop solution that analyzes, treats, documents and recycles waste streams generated in multiple end-markets such as utilities, infrastructure, chemicals, aerospace and defense, non-public/ private development, medical, industrial and dredging. Historically, the majority of Clean Earth’s revenues have been generated by contaminated soils, which includes environmentally impacted soils and other materials which are treated at one of its eleven permitted soil treatment facilities. Clean Earth also operates six RCRA Part B hazardous waste facilities, and a water waste treatment facility. The remaining revenue has been generated by dredge material, which consists of sediment removed from the floor of a body of water for navigational purposes and/or environmental remediation of contaminated waterways and is treated at one of its two permitted dredge processing facilities. Approximately 98% of the material processed by Clean Earth is beneficially reused for such purposes as infrastructure projects, daily landfill cover, industrial and brownfield redevelopment projects.
Results of Operations

	Year ended December 31,
(in thousands)	2018		2017		2016
Net revenues	$266,916	100.0%	$211,247	100.0%	$188,997	100.0%
Gross profit	$75,470	28.3%	$61,219	29.0%	$54,330	28.7%
Selling, general and administrative expense	$46,677	17.5%	$35,875	17.0%	$30,018	15.9%
Income from operations	$14,443	5.4%	$12,037	5.7%	$7,929	4.2%
Year ended December 31, 2018 compared to the Year ended December 31, 2017
Net revenues
Net revenues for the year ended December 31, 2018 were approximately $266.9 million, an increase of $55.7 million or 26.4% compared to the same period in 2017. Contaminated soil revenue increased 20% as compared to the same period last year, which is principally attributable to large project awards and the impact of recent acquisitions. Hazardous waste revenue increased 21% in the current year as compared to the prior year as a result of recent acquisitions and growth in the base business. Net revenues from dredge increased $14.3 million in 2018 as compared to the prior year, due to the timing of projects. Contaminated soils represented approximately 53% of net revenues for the year ended December 31, 2018 and 55% of net revenues for the year ended December 31, 2017.

Gross profit
Gross profit for the year ended December 31, 2018 was approximately $75.5 million compared to approximately $61.2 million in the same period of 2017, an increase of $14.3 million, primarily as a result of increases in the gross profit at each of Clean Earths' service lines. Gross profit as a percentage of net revenues decreased from 29.0% for the year ended December 31, 2017 to 28.3% for the year ended December 31, 2018. The decrease in gross profit as a percentage of net revenues is due to increased back-end costs for certain soil facilities.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2018 increased to approximately $46.7 million or 17.5% of net revenues compared to $35.9 million or 17.0% of net revenues for the same period in 2017. The $10.8 million increase in selling, general and administrative expenses in the year ended December 31, 2018 compared to 2017 is primarily attributable to Clean Earth's recent acquisitions.
Income from operations
Income from operations for the year ended December 31, 2018 was approximately $14.4 million as compared to income from operations of $12.0 million for the year ended December 31, 2017, an increase of $2.4 million, primarily as a result of those factors described above.
Year ended December 31, 2017 compared to the Year ended December 31, 2016
Net revenues
Net revenues for the year ended December 31, 2017 were approximately $211.2 million, an increase of $22.3 million or 11.8% compared to the same period in 2016. The increase in service revenues is principally due to two acquisitions in 2016 and one in 2017. For the year ended December 31, 2017, contaminated soil volumes increased 11% as compared to the same period last year principally attributable to commercial development activity in the New York City area, and the acquisition of Phoenix Soil in April 2016. Revenue from dredged material decreased during 2017 as compared to 2016 due to the timing and flow of new maintenance contracts in our core markets. Contaminated soils represented approximately 55% of net revenues for both the years ended December 31, 2017 and 2016.
Gross profit
Gross profit for the year ended December 31, 2017 were approximately $61.2 million compared to approximately $54.3 million in the same period of 2017, an increase of $6.9 million, primarily as a result of the two acquisitions in 2016 and one acquisition in 2017. Gross profit as a percentage of net revenues increased from 28.7% for the year ended December 31, 2016 to 29.0% for the year ended December 31, 2017.
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
Income from operations
Income from operations for the year ended December 31, 2017 was approximately $12.0 million as compared to income from operations of $7.9 million for the year ended December 31, 2016, an increase of $4.1 million, primarily as a result of a loss on disposal of assets of $3.3 million in the prior year related to the closure of Clean Earth's Williamsport site.
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

Results of Operations
Foam Fabricators was acquired in February 2018. In the following results of operations, we provide comparative results of operations for Foam Fabricators for the years ended December 31, 2018 and 2017 as if we had acquired the business on January 1, 2017, including relevant pro forma adjustments for pre-acquisition periods and explanations where applicable.

	Year ended December 31,
	2018		2017
(in thousands)	(Pro forma)		(Pro forma)
Net sales	$128,465	100.0%	$126,389	100.0%
Gross profit	$34,839	27.1%	$38,959	30.8%
Selling, general and administrative expense	$14,028	10.9%	$12,722	10.1%
Income from operations	$12,196	9.5%	$17,457	13.8%
Pro forma financial information for Foam Fabricators for the years ended December 31, 2018 and 2017 includes pre-acquisition results of operations for the period from January 1, 2017 through December 31, 2017, and January 1, 2018 through February 15, 2018, the acquisition date of Foam Fabricators, for comparative purposes. The historical results of Foam Fabricators for the year ended December 31, 2017 and the period from January 1, 2018 through February 15, 2018 have been adjusted to reflect the purchase accounting adjustments recorded in connection with the acquisition. In the year ended December 31, 2017, we recorded $1.0 million in stock compensation expense, $0.2 million reduction in depreciation expense and $8.0 million in amortization expense, as well as $0.8 million in management fees that would have been incurred by Foam Fabricators if we owned the company during this period. The historical results of Foam Fabricators for the period from January 1, 2018 through February 15, 2018 have been adjusted to reflect $0.2 million in stock compensation expense, $0.1 million in depreciation expense, and $1.0 million in amortization expense, as well as $0.1 million in management fees that would have been incurred by Foam Fabricators if we owned the company during this period.
Pro Forma Year ended December 31, 2018 compared to the Pro Forma Year ended December 31, 2017
Net sales
Net sales for the year ended December 31, 2018 were $128.5 million, an increase of $2.1 million, or 1.6%, compared to the year ended December 31, 2017. The increase in net sales was due to organic growth with the existing customer base, primarily related to the appliance and other packaging categories.
Gross profit
Gross profit as a percentage of net sales was 27.1% and 30.8%, respectively, for the years ended December 31, 2018 and 2017. The cost of sales for the year ended December 31, 2018 includes $0.7 million related to the inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the inventory step-up, the gross profit as a percentage of net sales for the year ended December 31, 2018 was 27.6%, a decrease of 320 basis points compared to the comparable period in the prior year. The decrease in gross profit percentage was primarily due to due to increased raw material costs and, to a lesser degree, increased compensation, benefits and other plant expenses.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2018 was $14.0 million as compared to $12.7 million for the year ended December 31, 2017, an increase of $1.3 million. Selling, general and administrative expense for the year ended December 31, 2018 includes $2.0 million in integration service fees paid to CGM and $1.5 million in transaction costs paid in relation to the acquisition of Foam Fabricators. Excluding the integration fees and transaction costs, selling, general and administrative expense for the year ended December 31, 2018 was $2.2 million lower than the comparable period in the prior year due to lower management bonus expenses and nonrecurring expenses related to the compensation of the previous owner.
Income from operations
Income from operations was $12.2 million for the year ended December 31, 2018 as compared to $17.5 million for the year ended December 31, 2017, a decrease of $5.3 million based on the factors noted above.

Sterno
Overview
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
Results of Operations
The table below summarizes the results of operations for Sterno for the fiscal years ended December 31, 2018, 2017 and 2016. The historical operating results of Rimports have been added to the previously reported Sterno results of operations for the year ended December 31, 2017 and the Sterno results of operations for the 2018 period prior to acquisition by Sterno, as if Sterno had acquired Rimports on January 1, 2017, including relevant pro forma adjustments for pre-acquisition periods and explanations where applicable. The historical results of operations of Sterno for the year ended December 31, 2017 are presented in the table below as previously reported in the December 31, 2017 10-K as well for purposes of comparison to the year ended December 31, 2016.

	Year ended December 31,
(in thousands)	2018		2017		2017		2016
	Pro Forma		Pro Forma
Net sales	$405,870	100.0%	$383,401	100.0%	$226,110	100.0%	$218,817	100.0%
Gross profit	$97,381	24.0%	$99,201	25.9%	$55,755	24.7%	$60,095	27.5%
Selling, general and administrative expense	$37,131	9.1%	$37,891	9.9%	$28,662	12.7%	$34,362	15.7%
Income from operations	$42,500	10.5%	$43,797	11.4%	$19,194	8.5%	$18,799	8.6%
Pro forma financial information for Sterno for the years ended December 31, 2018 and 2017 includes pre-acquisition results of operations of Rimports for the period from January 1, 2017 through December 31, 2017, and January 1, 2018 through February 28, 2018, the acquisition date of Rimports, for comparative purposes. The historical results of Sterno for the year ended December 31, 2017 and the period from January 1, 2018 through February 28, 2018 have been adjusted to reflect the purchase accounting adjustments recorded in connection with the acquisition. In the year ended December 31, 2017, $0.1 million reduction in depreciation expense and $9.6 million in amortization expense. The historical results of Sterno for the period from January 1, 2018 through February 15, 2018 have been adjusted to reflect $0.1 million in depreciation expense, and $1.6 million in amortization expense.
Pro Forma Year ended December 31, 2018 compared to the Pro Forma Year ended December 31, 2017
Net sales
Net sales for the year ended December 31, 2018 were approximately $405.9 million, an increase of $22.5 million or 5.9% compared to the same period in 2017. The net sales variance reflects increased Rimports sales relating to harvest promotions, scented wax products and essential oils, as well as stronger Sterno Home candle and outdoor sales.
Gross Profit
Gross profit as a percentage of net sales decreased from 25.9% for the year ended December 31, 2017 to 24.0% for the same period ended December 31, 2018. Sterno recognized $4.6 million in cost of goods sold in the second quarter of 2018 and $2.0 million in the third quarter of 2018 related to the amortization of the inventory step-up resulting from the purchase price allocation of the Rimports acquisition. After eliminating the effect of the inventory step-up, gross profit as a percentage of net sales was 25.6% for the year ended December 31, 2018. The decrease in gross profit percentage during the year ended December 31, 2018 primarily reflects an increase in chemical and other material costs, as well as higher freight and carrier costs.

Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2018 was approximately $37.1 million as compared to $37.9 million in the year ended December 31, 2017, a decrease of $0.8 million or 2.0%. Selling, general and administrative expense represented 9.1% of net sales for the year ended December 31, 2018 as compared to 9.9% of net sales for the same period in 2017. The decrease as a percentage of net sales in 2018 as compared to the same period in 2017 reflects the reversal of the fair value of the contingent consideration related to the acquisition of Rimports of $4.8 million, the increase in sales during the current period, and lower marketing costs, commissions, and development expense.
Income from operations
Income from operations for the year ended December 31, 2018 was approximately $42.5 million, a decrease of $1.3 million when compared to the same period in 2017, due primarily to the increased costs associated with the Rimports acquisition, including the inventory step-up expense noted above.
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
Gross Profit
Gross profit as a percentage of net sales decreased from 27.5% for the year ended December 31, 2016 to 24.7% for the same period ended December 31, 2017. The decrease in gross margin during 2017 primarily reflects an increase in chemical material costs, and a reclassification of certain expenses at Sterno Home from selling, general and administrative expense to cost of goods sold. The reclassification was approximately $3.2 million and was made to align costs related to quality assurance and engineering with the classification used by Sterno Products.
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

Liquidity and Capital Resources
The change in cash and cash equivalents is as follows:

	Year ended December 31,
(in thousands)	2018	2017	2016
Cash provided by operating activities	$114,452	$81,771	$111,372
Cash used in investing activities	(604,080)	(77,278)	(363,021)
Cash provided by (used in) financing activities	500,111	(2,588)	208,726
Effect of exchange rates on cash and cash equivalents	2,958	(1,792)	(3,174)
Increase (decrease) in cash and cash equivalents	$13,441	$113	$(46,097)
Cash Flow from Operating Activities
2018
Cash flows provided by operating activities totaled approximately $114.5 million for the year ended December 31, 2018, which represents an increase of $32.7 million compared to cash flow from operating activities of $81.8 million for the year ended December 31, 2017. Cash used in operating activities for working capital for the year ended December 31, 2018 was $6.3 million as compared to cash used for working capital of $40.4 million for the year ended December 31, 2017. Our working capital cash flows in the current year reflect a significant decrease in the cash flows from accounts receivable as well as a significant increase in cash flows from accounts payable and accrued expenses compared to the prior year, resulting in an overall decrease in the cash used for working capital. This decrease mostly reflects timing of collections and payments in the current year.
2017
Cash flows provided by operating activities totaled approximately $81.8 million for the year ended December 31, 2017, which represents a decrease of $29.6 million compared to cash flow from operating activities of $111.4 million for the year ended December 31, 2016. Cash used in operating activities for working capital for the year ended December 31, 2017 was $40.4 million as compared to cash provided by working capital of $18.5 million for the year ended December 31, 2016. The increase was primarily due to cash used for inventory by our branded consumer businesses during 2017, as well as a full year of operations at 5.11 (acquired in August 2016) and the acquisition of Velocity in June 2017. The change in cash used to purchase inventory in 2017 was approximately $31.1 million as compared to the prior year, with $29.8 million of the variance related to the branded consumer businesses.
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
Cash Flow from Investing Activities
2018
Cash flows used in investing activities totaled approximately $604.1 million, compared to $77.3 million used in investing activities during the year ended December 31, 2017, an increase of $526.8 million. In the current year, we had a platform acquisition in the first quarter, Foam Fabricators, and several add-on acquisitions at our subsidiaries. Sterno acquired Rimports in February 2018, Clean Earth has had several add-on acquisitions throughout the year, and our Velocity Outdoor subsidiary acquired Ravin in September 2018. The total total cash paid for these current year acquisitions was $552.1 million, while in the prior year, we spent approximately $165.0 million related to our acquisition of Velocity Outdoor and two smaller add-on acquisitions. Capital expenditures in the year ended December 31, 2018 increased $5.5 million, due primarily to expenditures at our 5.11 business related to investments in various infrastructure and systems projects to position them for future growth. We expect capital expenditures for fiscal year 2019 to be approximately $45 million to $55 million.
2017
Cash flows used in investing activities totaled approximately $77.3 million, compared to $363.0 million used in investing activities during the year ended December 31, 2016, a decrease of $285.7 million. During 2016, we completed our acquisition of 5.11 in August, and several add-on acquisitions including the acquisition of Baby Tula by Ergobaby and Sterno Home by Sterno for a total of $536.2 million in cash investment, while in 2017, our total cash paid for acquisitions of $165.0 million related to our acquisition of Velocity Outdoor and two smaller add-on acquisitions. Capital expenditures in the year ended December 31, 2017 increased $20.8 million, due primarily to expenditures at our 5.11 business related to investments in various infrastructure and systems projects to position them for future growth. The cash paid for acquisitions and capital expenditures was offset in both years by proceeds from the sale of our investment in FOX, $136.1 million in 2017 and $182.5 million in 2016, as well as the sale of our Tridien business in 2016. The sale of our FOX shares in 2017 represented our remaining investment in FOX.
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
Cash Flow from Financing Activities
2018
Cash flows provided by financing activities totaled approximately $500.1 million for the year ended December 31, 2018, as compared to cash flows used in financing activities of $2.6 million for the year ended December 31, 2017. Our financing cash flows in 2018 primarily related to the financing of our acquisitions of Foam Fabricators and Rimports in February 2018, which were financed through draws on our 2014 Revolving Credit Facility, partially offset by net proceeds of $96.5 million from the Series B Preferred Shares offering in March 2018 which was used to repay a portion of the outstanding amount on the 2014 Revolving Credit Facility. In April 2018, we issued $400 million in Senior Notes and amended our credit facility. The proceeds from the issuance of the Senior Notes were used to pay down outstanding amounts under our credit facility. Concurrently with the issuance of our Senior Notes, we refinanced our 2014 Credit Facility and reduced the amount outstanding on our term loan from $558.6 million to $500 million. In addition to activity on our credit facility, financing activities reflect the payment of our quarterly common share distributions ($86.3 million in 2018 and 2017) and preferred share distributions ($12.2 million in 2018 and $2.5 million in 2017).
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
On January 24, 2019, we paid our fourth quarter 2018 common share distribution to our shareholders of $21.6 million, and on January 30, 2019 we paid our fourth quarter 2018 distributions for our Series A and Series B Preferred Shares of $3.8 million.
Total Liabilities and Intercompany loans to our businesses
The following table summarizes the total liabilities and intercompany debt of our business as of December 31, 2018:

(in thousands)	Intercompany Loans	Total Liabilities
5.11	$203,702	$265,089
Ergobaby	54,780	71,317
Liberty	46,539	56,750
Manitoba Harvest	48,062	73,100
Velocity Outdoor	124,919	163,512
Advanced Circuits	76,638	96,776
Arnold	72,830	97,863
Clean Earth	207,672	286,062
Foam Fabricators	101,225	110,307
Sterno	263,498	322,375
Total	$1,199,865	$1,543,151
Corporate and eliminations	(1,199,865)	(90,158)
	$—	$1,452,993
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
In January 2018, the Company completed a recapitalization at Sterno whereby the Company entered into an amendment to the intercompany loan agreement with Sterno (the "Sterno Loan Agreement"). The Sterno Loan Agreement was amended to (i) provide for term loan borrowings of $56.8 million to fund a distribution to the Company, which owned 100% of the outstanding equity of Sterno at the time of the recapitalization, and (ii) extend the maturity dates of the term loans. In connection with the recapitalization, Sterno's management team exercised all of their vested stock options, which represented 58,000 shares of Sterno. The Company then used a portion of the distribution to repurchase the 58,000 shares from management for a total purchase price of $6.0 million. In addition, Sterno issued new stock options to replace the exercised options, thus maintaining the same percentage of fully diluted non-controlling interest that existed prior to the recapitalization. In February 2018, Sterno completed the acquisition of Rimports (refer to "Note C - Acquisition of Businesses" for a description of the transaction) for a purchase price of approximately $145 million. Concurrent with the closing of the acquisition of Rimports, we amended the Sterno Loan Agreement to provide for the advance of additional term loans in the aggregate amount of $136 million, and revolving loans in the amount of $10 million.
In the first quarter of 2018, we amended the credit facility with Arnold whereby the maturity date of the Term A loan was extended to February 2024, the maturity date of the Term B loan was extended to February 2025, and the financial covenants were updated to reflect changes in the company subsequent to acquisition in March 2012. Additionally, due to significant capital expenditures related to the implementation of a new ERP system, warehouse expansion and retail roll out, we have granted 5.11 waivers under their intercompany debt agreement effective as of the quarter ended September 30, 2017 through December 31, 2018. The waivers permit 5.11 to increase its allowable capital expenditure limits and exclude certain capital expenditures associated with the ERP system and warehouse expansion from the calculation of the fixed charge coverage ratio. We further amended the 5.11 intercompany debt agreement during 2018 to allow for an additional $5.0 million outstanding debt to be permitted under 5.11's Term B loan. Manitoba Harvest was not in compliance with the financial covenants under their intercompany loan agreement at December 31, 2017, and we amended the Manitoba Harvest intercompany debt agreement to grant a waiver to them through the quarter ended December 31, 2018. Subsequent to the third quarter of 2018, we amended the Sterno Loan Agreement to increase the amount available to Sterno under their intercompany revolving credit facility. Liberty was not in compliance with the financial covenants under their intercompany loan agreement at December 31, 2018, and we amended the Liberty intercompany debt agreement to grant a waiver to them through the quarter ended December 31, 2019. Clean Earth was not in compliance with the financial covenants under their intercompany loan agreement at December 31, 2018 as a result of financing various add-on acquisitions during the year, and we amended the Clean Earth intercompany debt agreement to grant a waiver to them through the quarter ended December 31, 2019. Except as previously noted, all of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at December 31, 2018.
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
Financing Arrangements
2018 Credit Facility
In April 2018, we entered into an Amended and Restated Credit Agreement to amend and restate the 2014 Credit Facility. The 2018 Credit Facility provides for (i) revolving loans, swing line loans and letters of credit (the “2018 Revolving Credit Facility”) up to a maximum aggregate amount of $600 million, and (ii) a $500 million term loan.
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
(Refer to "Note H - Debt" of the consolidated financial statements for a complete description of our 2018 Credit Facility.)
At December 31, 2018, we had Letters of Credit totaling $0.3 million outstanding under the 2018 Revolving Credit Facility. We had approximately $371.7 million in borrowing base availability under this facility at December 31, 2018.
2014 Credit Facility
The 2014 Credit Facility, as amended, provided for (i) a revolving credit facility of $550 million, (ii) a $325 million term loan (the "2014 Term Loan"), and (iii) a $250 million incremental term loan. The 2018 Credit Facility amended and restated the 2014 Credit Facility.
Senior Notes
On April 18, 2018, we consummated the issuance and sale of $400 million aggregate principal amount of our Senior Notes offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. We used the net proceeds from the sale of the Notes to repay debt under our existing credit facilities in connection with a concurrent refinancing transaction described above. The Notes were issued pursuant to an indenture, dated as of April 18, 2018 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The Notes will bear interest at the rate of 8.000% per annum and will mature on May 1, 2026. Interest on the Notes is payable in cash on May 1st and November 1st of each year, beginning on November 1, 2018. The Notes are general senior unsecured obligations of the Company and are not guaranteed by our subsidiaries.
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
The following table reflects required and actual financial ratios as of December 31, 2018 included as part of the affirmative covenants in our 2018 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Fixed Charge Coverage Ratio	Greater than or equal to 1.50:1.00	2.81:1.00
Total Secured Debt to EBITDA Ratio	Less than or equal to 3.50:1.00	2.54:1.00
Total Debt to EBITDA Ratio	Less than or equal to 5.00:1.00	3.96:1.00
We intend to use the availability under our Credit Facility and cash on hand to pursue acquisitions of additional businesses, to fund distributions and to provide for other working capital needs. We believe that we currently have sufficient liquidity and capital resources, which include amounts available under our 2018 Revolving Credit Facility, to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our board of directors, over the next twelve months.
On September 16, 2014, we purchased an interest rate swap (“Swap”) with a notional amount of $220 million effective April 1, 2016 through June 6, 2021. The agreement requires us to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At December 31, 2018, the Swap had a fair value loss of $2.1 million, principally reflecting the present value of future payments and receipts under the agreement. $0.6 million of Swap is reflected as a component of current liabilities and $1.5 million is reflected as a component of noncurrent liabilities in the consolidated balance sheet at December 31, 2018.

Interest Expense
We incurred interest expense totaling $55.6 million in the year ended December 31, 2018, as compared to $27.6 million in the year ended December 31, 2017 and $24.7 million for the year ended December 31, 2016. The components of interest expense on our outstanding debt are as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Interest on credit facilities	$32,414	$23,940	$19,861
Interest on Senior Notes	22,489	—	—
Unused fee on Revolving Credit Facility	1,630	2,856	1,947
Amortization of original issue discount	729	1,037	802
Unrealized (gain) loss on interest rate derivatives (1)	(2,251)	(648)	1,539
Letter of credit fees	8	70	108
Other, net	558	368	394
Interest expense, net	$55,577	$27,623	$24,651

Average daily balance outstanding - credit facilities	$721,643	$597,114	$477,656
Effective interest rate - credit facilities	4.6%	4.7%	5.2%
In the above table, we provide the effective interest rate on our credit facilities, including the effect of the Swap, and excluding the interest on our Senior Notes, which is at a fixed 8.000%.
(1) On September 16, 2014, we purchased an interest rate swap (the “Swap”) with a notional amount of $220 million effective April 1, 2016 through June 6, 2021. The agreement requires us to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate.
Income Taxes
Compass Diversified Holdings and Compass Group Diversified Holdings LLC are classified as partnerships for U.S. Federal income tax purposes and are not subject to income taxes. Each of the Company’s majority owned subsidiaries are subject to Federal, state and in some cases, foreign income taxes. On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21% and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. The Company made a reasonable estimate of the effects of the Tax Act on its existing deferred tax balances and the one-time transition tax as of December 31, 2017. The Company substantially completed its accounting for the revaluation of its net U.S. federal deferred tax liabilities and recorded a tax benefit of approximately $34.7 million in the fourth quarter of 2017. The one-time transition tax under the Tax Act is based on earnings and profits ("E&P) that were previously deferred from U.S. income taxes. For the year ended December 31, 2017, the provision for income taxes included provisional tax expense of $4.9 million related to the one-time transition tax liability of our foreign subsidiaries. The Company completed the calculation of the total E&P for these foreign subsidiaries during 2018 and recorded additional adjustments to the provisional amounts of $0.4 million that is recognized as a component of the provision for income taxes in the year ended December 31, 2018.
The Tax Act also subjects the Company to tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. The Company has elected to account for GILTI as a period cost in the year the tax is incurred.
We recorded an income tax provision of $6.5 million with an annual effective rate of 187.1% during the year ended December 31, 2018, an income tax benefit of $40.7 million with an annual effective tax rate of (549.2)% during the year ended December 31, 2017, and $9.5 million in income tax expense with an effective tax rate of 15% during the year ended December 31, 2016. Our gains and losses incurred at the Company's parent, which is an LLC, are not tax deductible at the corporate level as those costs are passed through to the shareholders.

The components of our income tax (benefit) expense as a percentage of income from continuing operations before income taxes for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Year ended December 31,
	2018	2017	2016
United States Federal Statutory Rate	21.0%	(35.0)%	35.0%
State income taxes (net of Federal benefits)	(22.0)	(6.5)	0.6
Foreign income taxes	23.0	(18.4)	1.5
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	84.6	(3.3)	3.6
Impairment expense	—	69.4	—
Effect of gain on investment in FOX	—	26.6	(41.2)
Impact of subsidiary employee stock options	1.7	9.9	1.3
Domestic production activities deduction	—	(8.4)	(0.9)
Non-deductible acquisition costs	3.1	4.6	1.9
Effect of undistributed foreign earnings	—	(18.7)	4.2
Non-recognition of NOL carryforwards at subsidiaries	27.9	(18.1)	3.6
Adjustments to uncertain tax positions (2)	—	(124.0)	—
Utilization of tax credits	(15.9)	(40.1)	(0.7)
Effect of Tax Act - GILTI tax	49.5	—	—
Effect of Tax Act - remeasurement of deferred tax assets and liabilities (3)	0.5	(468.0)	—
Effect of Tax Act - transition tax on non-U.S. subsidiaries' earnings (3)	10.0	65.6	—
Other	3.7	15.2	6.1
Effective income tax rate	187.1%	(549.2)%	15.0%

(1)	The effective income tax rate for each of the years presented includes losses at the Company’s parent, which is taxed as a partnership.

(2)
Represents the effect of the reversal of an uncertain tax position at our 5.11 business that existed as of the acquisition date and was settled during the fourth quarter of 2017, resulting in a tax benefit of $9.2 million in our 2017 tax provision.

(3)
The effect of the enactment of the Tax Act on our tax provision for the year ended December 31, 2017 was a benefit of $34.7 million related to the reduction in the U.S. federal corporate income tax rate from 35% to 21%, and tax expense of $4.9 million related to the one-time transition tax liability of our foreign subsidiaries. Our income before income taxes for 2017 was a loss of $7.4 million, and as a result, the effect from the Tax Act on the reconciliation in the table above was significant.

Reconciliation of Non-GAAP Financial Measures
From time to time we may publicly disclose certain “non-GAAP” financial measures in the course of our investor presentations, earnings releases, earnings conference calls or other venues. A non-GAAP financial measure is a numerical measure of historical or future performance, financial position or cash flow that excludes amounts, or is subject to adjustments that effectively exclude amounts, included in the most directly comparable measure calculated and presented in accordance with GAAP in our financial statements, and vice versa for measures that include amounts, or are subject to adjustments that effectively include amounts, that are excluded from the most directly comparable measure as calculated and presented. GAAP or US GAAP refers to generally accepted accounting principles in the United States.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Year ended December 31, 2018

	Corporate	5.11	Ergobaby	Liberty	Manitoba Harvest	Velocity Outdoor	Advanced Circuits	Arnold	Clean Earth	Foam	Sterno	Consolidated
Net income (loss)	$(12,848)	$(12,079)	$4,937	$1,161	$(5,492)	$(4,458)	$15,029	$(740)	$(854)	$1,103	$12,451	$(1,790)
Adjusted for:
Provision (benefit) for income taxes	—	(2,180)	1,634	409	(1,460)	(598)	3,736	1,731	(2,458)	1,152	4,582	6,548
Interest expense, net	54,994	14	1	—	13	281	(46)	—	319	—	1	55,577
Intercompany interest	(100,246)	17,486	4,674	4,233	5,056	9,298	7,402	6,213	16,482	8,228	21,174	—
Depreciation and amortization	2,107	21,898	8,523	1,620	6,301	12,352	3,310	6,384	24,205	10,973	27,385	125,058
EBITDA	(55,993)	25,139	19,769	7,423	4,418	16,875	29,431	13,588	37,694	21,456	65,593	185,393
Gain on sale of business	(1,258)	—	—	—	—	—	—	—	—	—	—	(1,258)
(Gain) loss on sale of fixed assets	—	(194)	—	92	15	47	—	55	430	73	19	537
Non-controlling shareholder compensation	—	2,183	869	45	711	1,009	23	(167)	1,553	848	1,901	8,975
Acquisition expenses	115	—	—	—	—	1,362	—		1,682	1,552	632	5,343
Integration services fee	—	—	—	—	—	750	—	—	—	1,969	—	2,719
Earnout provision adjustment	—	—	—	—	—	—	—	—	—	—	(4,800)	(4,800)
Inventory adjustment	—	4,175	—	—	—	—	—	—	—	—	—	4,175
Loss on foreign currency transaction and other	4,083	—	—	—	—	—	—	—	—	—	—	4,083
Management fees	38,786	1,000	500	500	350	500	500	500	500	658	500	44,294
Adjusted EBITDA	$(14,267)	$32,303	$21,138	$8,060	$5,494	$20,543	$29,954	$13,976	$41,859	$26,556	$63,845	$249,461

Adjusted EBITDA
Year ended December 31, 2017

	Corporate	5.11	Ergobaby	Liberty	Manitoba Harvest	Velocity Outdoor	ACI	Arnold	Clean Earth	Foam	Sterno	Consolidated
Net income (loss)	$(4,577)	$(9,405)	$16,674	$4,861	$(12,359)	$7,634	$17,503	$(10,740)	$13,309		$10,712	$33,612
Adjusted for:
Provision (benefit) for income taxes	—	(12,492)	917	531	(1,469)	(11,274)	(2,518)	(2,337)	(15,469)		3,432	(40,679)
Interest expense, net	27,047	53	—	—	41	167	(12)	—	327		—	27,623
Intercompany interest	(66,811)	14,521	5,990	4,029	4,150	4,590	8,171	6,996	13,468		4,896	—
Depreciation and amortization	2,150	40,393	12,042	1,742	6,458	7,878	3,578	6,821	22,128		11,868	115,058
EBITDA	(42,191)	33,070	35,623	11,163	(3,179)	8,995	26,722	740	33,763		30,908	135,614
Gain on sale of business	(340)	—	—	—	—	—	—	—	—	Not Applicable	—	(340)
(Gain) loss on sale of fixed assets	—	(160)	—	46	(244)	43	(4)	(7)	(40)		216	(150)
Non-controlling shareholder compensation	—	2,301	698	17	996	508	23	191	1,553		740	7,027
Acquisition expenses	—	—	—	—	—	1,836	—	—	—		214	2,050
Impairment expense	—	—	—	—	8,461	—	—	8,864	—		—	17,325
Loss on equity method investment	5,620	—	—	—	—	—	—	—	—		—	5,620
Adjustment to earnout provision	—	—	(3,780)	—	—	—	—	—	—		(956)	(4,736)
(Gain) loss on foreign currency transaction and other	(3,137)	—	—	—	—	—	—	—	—		—	(3,137)
Integration services fee	—	2,333	—	—	—	750	—	—	—		—	3,083
Management fees	28,053	1,000	500	500	350	290	500	500	500		500	32,693
Adjusted EBITDA	$(11,995)	$38,544	$33,041	$11,726	$6,384	$12,422	$27,241	$10,288	$35,776		$31,622	$195,049

Adjusted EBITDA
Year ended December 31, 2016

	Corporate	5.11	Ergobaby	Liberty	Manitoba Harvest	Velocity Outdoor	ACI	Arnold	Clean Earth	Foam	Sterno	Consolidated
Net income (loss) (1)	$70,381	$(10,441)	$5,916	$5,409	$(4,972)		$9,294	$(22,782)	$(3,158)		$6,411	$56,058
Adjusted for:
Provision (benefit) for income taxes	—	(5,190)	4,440	3,449	(1,682)		5,020	2,761	(2,782)		3,453	9,469
Interest expense, net	24,131	40	—	—	9		—	—	460		12	24,652
Intercompany interest	(52,609)	4,847	5,134	4,203	4,065		7,810	6,721	12,437		7,392	—
Depreciation and amortization	(805)	23,594	9,350	2,956	6,487		3,938	9,421	21,640		12,589	89,170
EBITDA	41,098	12,850	24,840	16,017	3,907		26,062	(3,879)	28,597		29,857	179,349
Gain on sale of businesses	(2,308)	—	—	—	—	Not Applicable	—	—	—	Not Applicable	—	(2,308)
(Gain) loss on sale of fixed assets	—	—	—	48	1,120		(10)	5	484		—	1,647
Non-controlling shareholder compensation	—	473	677	342	780		23	184	1,240		661	4,380
Acquisition expenses	98	2,063	799	—	—		—	—	738		189	3,887
Impairment expense/ Loss on disposal of assets	—	—	5,899	—	—		—	16,000	3,305		—	25,204
Gain on equity method investment	(74,490)	—	—	—	—		—	—	—		—	(74,490)
Adjustment to earnout provision	—	—	—	—	—		—	—	—		394	394
(Gain) loss on foreign currency transaction and other	(1,327)	—	—	—	—		—	—	—		—	(1,327)
Integration services fee	—	1,167	—	—	500		—	—	—		—	1,667
Management fees	25,723	333	500	500	350		500	500	500		500	29,406
Adjusted EBITDA (2)	$(11,206)	$16,886	$32,715	$16,907	$6,657		$26,575	$12,810	$34,864		$31,601	$167,809
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

	Year ended December 31,
(in thousands)	2018	2017	2016
Net income (loss)	$(1,790)	$33,612	$56,530
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	120,575	110,051	87,405
Impairment expense/ Loss on disposal of assets	—	17,325	25,204
Gain on sale of businesses	(1,258)	(340)	(2,308)
Amortization of debt issuance costs and original issue discount	4,483	5,007	3,565
Unrealized (gain) loss on interest rate hedges	(2,251)	(648)	1,539
Noncontrolling stockholders charges	8,975	7,027	4,382
Loss (gain) on equity method investment	—	5,620	(74,490)
Excess tax benefit on stock compensation	—	(417)	(1,163)
Provision for loss on receivables	433	3,964	407
Deferred taxes	(9,472)	(59,429)	(9,669)
Other	1,007	393	1,486
Changes in operating assets and liabilities	(6,250)	(40,394)	18,484
Net cash provided by operating activities	114,452	81,771	111,372
Plus:
Unused fee on revolving credit facility	1,630	2,856	1,947
Excess tax benefit from subsidiary stock option exercise	—	417	1,163
Successful acquisition expense	5,343	2,050	3,888
Integration services agreement (1)	2,719	3,083	1,667
Realized loss from foreign currency effect (2)	4,083	—	—
Earnout provision adjustment (3)	—	—	394
Other (4)	5,181	—	421
Changes in operating assets and liabilities	6,250	40,394	—
Less:
Changes in operating assets and liabilities	—	—	18,484
Payment on interest rate swap	1,783	3,964	4,303
Earnout provision adjustment (3)	4,800	4,736	—
Realized gain from foreign currency effect (2)	—	3,315	1,327
Other (5)	—	3,586	—
Maintenance capital expenditures: (6)
Compass Group Diversified Holdings LLC	—	—	—
5.11	2,322	2,934	1,838
Advanced Circuits	1,588	628	2,931

Arnold	4,708	4,851	3,801
Clean Earth	8,023	5,289	6,202
Ergobaby	737	1,041	826
Foam Fabricators	1,795	—	—
Liberty	1,130	706	1,098
Manitoba Harvest	481	647	1,495
Sterno	2,694	2,343	1,787
Tridien (divested September 2016)	—	—	385
Velocity	3,768	1,831	—
Preferred share distributions	12,179	2,457	—
Estimated cash flow available for distribution and reinvestment	$93,650	$92,243	$76,375

Distribution paid in April 2018/2017/2016	$(21,564)	$(21,564)	$(19,548)
Distribution paid in July 2018/2017/2016	(21,564)	(21,564)	(19,548)
Distribution paid in October 2018/2017/2016	(21,564)	(21,564)	(19,548)
Distribution paid in January 2019/2018/2017	(21,564)	(21,564)	(21,564)
	$(86,256)	$(86,256)	$(80,208)

(1)	Represents fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership, payable quarterly.

(2)	Represents the foreign currency transaction gain or loss resulting from the Canadian dollar intercompany loans issued to Manitoba Harvest.

(3)	Earnout provision adjustment related to the change in estimate of contingent consideration that was recorded in the consolidated statement of operations.

(4)	Includes $4.2 million in additional reserves recorded in the fourth quarter of 2018 for slow moving inventory acquired prior to our ownership of 5.11.

(5)	Includes amounts for the establishment of accounts receivable reserves related to two retail customers who filed bankruptcy during the first and third quarters of 2017.

(6)
Represents maintenance capital expenditures that were funded from operating cash flow and excludes growth capital expenditures of approximately $22.5 million, $24.3 million and $3.4 million incurred during the years ended December 31, 2018, 2017 and 2016, respectively.

Seasonality
The following table presents the net sales by quarter as a percentage of our annual net sales.

	Year Ended December 31,
Quarter Ended	2018	2017	2016

March 31	21.3%	22.8%	19.8%
June 30	25.4%	24.2%	21.9%
September 30	26.5%	25.5%	25.8%
December 31	26.8%	27.4%	32.6%
Earnings of certain of our operating segments are seasonal in nature due to various recurring events, holidays and seasonal weather patterns, as well as the timing of our acquisitions during a given year. Historically, the third and fourth quarter produce the highest net sales during our fiscal year.

Related Party Transactions and Certain Transactions Involving our Businesses
We have entered into related party transactions with our Manager, CGM including the following:

•	Management Services Agreement

•	LLC Agreement

•	Integration Services Agreement

•	Cost Reimbursement and Fees
Management Services Agreement
We entered into the MSA with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for us in exchange for a management fee paid quarterly and equal to 0.5% of our adjusted net assets. The management fee is required to be paid prior to the payment of any distributions to shareholders. For the years ended December 31, 2018, 2017, and 2016, we incurred $44.3 million, $32.7 million, and $29.4 million, respectively, in management fees to CGM (excludes offsetting fees paid by Tridien in 2016).
Pursuant to the MSA, CGM is entitled to enter into off-setting management service agreements with each of our segments. The amount of the fee is negotiated between CGM and the operating management of each segment and is based upon the value of the services to be provided. The fees paid directly to CGM by the segments offset on a dollar for dollar basis the amount due to CGM by the Company under the MSA. During the current year, the Company paid CGM $0.4 million representing the management fee due from Manitoba Harvest in 2018. At December 31, 2018, Manitoba Harvest has accrued $0.4 million due to the Company to reimburse us for the management fee paid on their behalf. Additionally, during the third quarter of 2018, CGM waived $0.6 million in management fees attributable to the assets acquired in September related to the acquisitions by Velocity Outdoor and Clean Earth.
LLC Agreement
As distinguished from its provision of providing management services to us, pursuant to the amended MSA, members of CGM are owners of 49.0% of the Allocation Interests in us through their ownership in Sostratus LLC. The LLC agreement gives the holders of Allocation Interests the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Allocation Interest Holders are entitled to receive and as such can elect to receive the positive contribution-based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (Holding Event) and upon the sale of the business (Sale Event). During the year ended December 31, 2017, Holders received $39.2 million in distributions related to Sale Events in November 2016 and March 2017 of FOX shares. At December 31, 2016, we accrued a distribution payable to the Allocation Interest Holders of $13.4 million related to our November 2016 sale of FOX shares. This distribution was paid in the first quarter of 2017. Holders received $25.8 million related to the March 2017 sale of FOX shares. During the year ended December 31, 2016, Holders received $23.8 million in total distributions related to Sale Events of FOX shares in March and August 2016, a fifth year anniversary Holding Event of our ACI business, and the sale of Tridien in September 2016. No Sale or Holding Events occurred during 2018.
Certain persons who are employees and partners of the Manager, including the Company’s Chief Executive Officer and Chief Financial Officer, beneficially own 49.0% of the Allocation Interests, through Sostratus LLC, at December 31, 2018. Of the remaining 51.0% non-voting ownership of the Allocation Interests, 5.0% is held by CGI Diversified Holdings LP, 5.0% is held by the Chairman of the Company’s Board of Directors, and the remaining 41.0% is held by the former founding partners of the Manager.
Integration Services Agreement
Integration services represent fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership. Foam Fabricators, which was acquired in 2018, Velocity Outdoor, which was acquired in June 2017, and 5.11, which was acquired in 2016, each entered into Integration Services Agreements ("ISA") with CGM.  The ISA provides for CGM to provide services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, including the retention of independent board members to serve on their board of directors, implement compliance and reporting requirements of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act") and align the acquired entity's policies and procedures with our other subsidiaries.  Each ISA is for the twelve month period subsequent to the acquisition and is payable quarterly.  Foam paid or will pay CGM a total integration service fee of $2.3 million, with $2.0 million paid in 2018, and the remainder to be paid in the first quarter of 2019. Velocity paid CGM a total integration service fee of $1.5 million, with $0.75 million paid in 2017, and $0.75 million paid in 2018. 5.11 paid CGM $3.5 million under the agreement, with $1.2 million paid in 2016, and $2.3 million paid in 2017.
Consulting Agreement
During 2018, one of our directors was engaged by our Manager to provide certain consulting services to our Manager. The director was paid $0.2 million by our Manager for the provision of such services to our Manager. Our Manager is entitled to receive certain payments from us as set forth in our Management Services Agreement. The Company did not pay the Manager for any payments to the director and was not a participant in the transaction.
Cost Reimbursement and Fees
We reimbursed CGM approximately $4.1 million, $3.8 million, and $3.8 million, principally for occupancy and staffing costs incurred by CGM on our behalf during the years ended December 31, 2018, 2017 and 2016, respectively.
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
The Company and its businesses have the following significant related party transactions:
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the years ended December 31, 2018 and 2017, 5.11 purchased approximately $5.0 million and $5.6 million, respectively, in inventory from the vendor.
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

Liberty Related Party Vendor Purchases - Liberty purchases inventory raw materials from two vendors who are related parties to Liberty through two of the executive officers of Liberty via the employment of family members at the vendors. During the years ended December 31, 2018, 2017 and 2016, Liberty purchased approximately $2.1 million, $2.5 million and $3.3 million, respectively, in raw materials from the two vendors.
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
The table below summarizes the payment schedule of our contractual obligations at December 31, 2018:

(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt obligations (1)	$1,505,430	$68,129	$122,813	$350,019	$964,469
Operating lease obligations (2)	153,208	28,069	48,743	32,009	44,387
Purchase obligations (3)	862,448	248,537	317,760	296,066	85
Total (4)	$2,521,086	$344,735	$489,316	$678,094	$1,008,941

(1)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Term Loan Facility and Senior Notes.

(2)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties.

(3)
Reflects non-cancelable commitments as of December 31, 2018, including: (i) shareholder distributions of $101.4 million; (ii) estimated management fees of $46.6 million per year over the next five years; and (iii) other obligations, including amounts due under employment agreements. Distributions to our shareholders are approved by our board of directors each fiscal quarter. The amount approved for future quarters may differ from the amount included in this schedule.

(4)
The contractual obligation table does not include approximately $1.1 million in liabilities associated with unrecognized tax benefits as of December 31, 2018 as the timing of the recognition of this liability is not certain. The amount of the liability is not expected to significantly change in the next twelve months.

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
Indefinite-lived intangible assets
We use a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. Our indefinite-lived intangible assets consist of trade names with a carrying value of approximately $70.4 million. The Manitoba Harvest trade name was tested for impairment as part of the interim impairment testing for Manitoba Harvest at December 31, 2017 as noted above. The results of the qualitative analysis of our other reporting unit's indefinite-lived intangible assets, which we completed as of March 31, 2018, indicated that the fair value of the indefinite lived intangible assets exceeded their carrying value.
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
Income taxes
On December 22, 2017, the U.S. government enacted the Tax Act. Among other important changes in the Tax Act, the tax rate on corporations was reduced from 35% to 21%; a limitation on the deduction of interest expense was enacted; gain from the sale of a partnership interest by a foreign person will be subject to U.S. tax to the extent that the partnership is engaged in a trade or business; a special deduction for qualified business income from pass-through entities was added; U.S. federal income taxes on foreign earnings were eliminated (subject to several important exceptions), and new provisions designed to tax currently global intangible low taxed income ("GILTI") and a new base erosion anti-abuse tax were added.
For taxable years beginning after December 31, 2017, a deduction for interest will generally be allowed for any entity only up to 30% of adjusted taxable income (determined without regard to interest income or expense) plus the amount of interest income. Only interest income and expense incurred in a trade or business is taken into account, i.e., investment interest income and deductions are ignored. For partnerships, the limitation is applied at the partnership level and then adjustments are made at the partner level to avoid double counting and to allow an owner to use any excess income in calculating the interest deduction at his or her level. The provision will not limit the deduction of interest by the Company but it may have an impact the deduction for certain of the portfolio companies.
Several of our majority owned subsidiaries have deferred tax assets recorded at December 31, 2018 which in total amount to approximately $55.2 million. This deferred tax asset is net of $6.9 million of valuation allowance primarily associated with net operating losses and foreign tax credits and the limitation on the deduction of interest expense at Arnold and 5.11. These deferred tax assets are comprised primarily of reserves not currently deductible for tax purposes. The temporary differences that have resulted in the recording of these tax assets may be used to offset taxable income in future periods, reducing the amount of taxes required to be paid. Realization of the deferred tax assets is dependent on generating sufficient future taxable income at those subsidiaries with deferred tax assets. Based upon the expected future results of operations, the Company believes it is more likely than not that those subsidiaries with deferred tax assets will generate sufficient future taxable income to realize the benefit of existing temporary differences, although there can be no assurance of this. The impact of not realizing these deferred tax assets would result in an increase in income tax expense for such period when the determination was made that the assets are not realizable. (Refer to "Note L – “Income Taxes" in the notes to consolidated financial statements.)
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
At December 31, 2018, we were exposed to interest rate risk primarily through borrowings under our 2018 Credit Facility because borrowings under this agreement are subject to variable interest rates. We had $496.3 million outstanding under the 2018 Term Loan at December 31, 2018. On September 16, 2014, we purchased an interest rate swap (the "Swap") with a notional amount of $220 million. The Swap is effective April 1, 2016 through June 6, 2021, and requires us to pay interest at rates on the notional amount at 2.97% in exchange for the three-month LIBOR rate.

The three-month LIBOR is approximately 280 basis points at December 31, 2018. We currently estimate that a 100 basis point increase in LIBOR would not have a material impact on our results of operations, cash flows or financial condition.
We expect to borrow under our Revolving Credit Facility in the future in order to finance our short term working capital needs and future acquisitions. These borrowings will be subject to variable interest rates.
Foreign Exchange Rate Sensitivity
During fiscal year 2015, we acquired a Canadian subsidiary, Manitoba Harvest, and we are exposed to transactional foreign currency exposure related to the issuance of intercompany loans in the Canadian dollar, the functional currency of Manitoba Harvest. At December 31, 2018, the outstanding amount of intercompany loans with Manitoba Harvest was $48.1 million (C$65.5 million). We recognized foreign exchange losses of approximately $4.1 million during 2018 related to changes in the Canadian dollar. We are also exposed to foreign currency exchange rate risk arising from transactions in the normal course of business at certain of our subsidiaries, such as sales to third party customers, foreign plant operations, and purchases from suppliers. We may also experience foreign currency exchange rate exposure as a result of the volatility and uncertainty that may arise as a result of the United Kingdom's process for exiting the European Union.
Credit Risk
We are exposed to credit risk associated with cash equivalents, investments, and trade receivables. We do not believe that our cash equivalents or investments present significant credit risks because the counterparties to the instruments consist of major financial institutions and we manage the notional amount of contracts entered into with any one counterparty. Our cash and cash equivalents at December 31, 2018 consists principally of (i) treasury backed securities, (ii) insured prime money market funds, and (iii) cash balances in several non-interest bearing checking accounts. Substantially all trade receivable balances of our businesses are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. Although we have a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and financial statement schedules referred to in the index contained on page F-1 of this report are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
(a) Management’s Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.
(b) Information with respect to Report of Management on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework). Based on our assessment under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report that is included herein.
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

ITEM 9B. OTHER INFORMATION
NONE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our executive officers is incorporated herein by reference to information included in the Proxy Statement for our 2019 Annual Meeting of Shareholders.
Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for our 2019 Annual Meeting of Shareholders.
Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the Proxy Statement for our 2019 Annual Meeting of Shareholders.
Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the Proxy Statement for our 2019 Annual Meeting of Shareholders.
ITEM 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for our 2019 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for our 2019 Annual Meeting of Shareholders.
Securities Authorized for Issuance under Equity Compensation Plans
There are no securities currently authorized for issuance under an equity compensation plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to such contractual relationships and independence is incorporated herein by reference to the information in the Proxy Statement for our 2019 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for our 2019 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements
For the Registrant, see “Index to Consolidated Financial Statements and Supplemental Financial Data” set forth on page F-1.

2.	Financial Statement Schedule
For the Registrant, see “Index to Consolidated Financial Statements and Supplemental Financial Data” set forth on page S-1.

3.	Exhibits
For the Registrant, see “Index to Exhibits” set forth on page E-1.

ITEM 16. FORM 10-K SUMMARY

NONE

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

3.16	Share Designation of Compass Diversified Holdings with respect to Series B Preferred Shares (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on March 13, 2018 (File No. 001-34927)).
3.17
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

4.3	Form of 7.250% Series A Preferred Share Certificate (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on June 28, 2017 (File No. 001-34927)).
4.4	Form of 7.875% Series B Fixed-to-Floating Rate Cumulative Preferred Share Certificate (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on March 13, 2018 (File No. 001-34927)).
4.5
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

Exhibit Number	Description
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

10.22
Fifth Amendment to Credit Agreement, dated February 14, 2017, by and among Compass Group Diversified Holdings LLC, the Lenders identified thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.22 of the Form 10-K filed on February 28, 2018 (File No. 001-34927)).

10.23
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

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

Date: 2/27/2019	By:	/s/ Elias J. Sabo
Elias J. Sabo
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Elias J. Sabo and Ryan J. Faulkingham, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elias J. Sabo	Chief Executive Officer	February 27, 2019
Elias J. Sabo	(Principal Executive Officer) and Director

/s/ Ryan J. Faulkingham	Chief Financial Officer	February 27, 2019
Ryan J. Faulkingham	(Principal Financial and Accounting Officer)

/s/ C. Sean Day	Director	February 27, 2019
C. Sean Day

/s/ D. Eugene Ewing	Director	February 27, 2019
D. Eugene Ewing

/s/ Harold S. Edwards	Director	February 27, 2019
Harold S. Edwards

/s/ Gordon Burns	Director	February 27, 2019
Gordon Burns

/s/ James J. Bottiglieri	Director	February 27, 2019
James J. Bottiglieri

/s/ Sarah G. McCoy	Director	February 27, 2019
Sarah G. McCoy

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS

Date: 2/27/2019	By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Regular Trustee

COMPASS DIVERSIFIED HOLDINGS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTAL FINANCIAL DATA

Page
Historical Financial Statements:
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Comprehensive Income	F-6
Consolidated Statements of Stockholders’ Equity	F-7
Consolidated Statements of Cash Flows	F-9
Notes to Consolidated Financial Statements	F-11

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders'
Compass Diversified Holdings
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Compass Diversified Holdings (a Delaware trust) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 27, 2019 expressed an unqualified opinion on those financial statements.
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
February 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders'
Compass Diversified Holdings
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Compass Diversified Holdings (a Delaware trust) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2019 expressed an unqualified opinion.
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

New York, New York
February 27, 2019

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$53,326	$39,885
Accounts receivable, net	272,403	215,108
Inventories	318,873	246,928
Prepaid expenses and other current assets	36,583	24,897
Total current assets	681,185	526,818
Property, plant and equipment, net	226,817	173,081
Goodwill	653,670	531,689
Intangible assets, net	798,654	580,517
Other non-current assets	12,009	8,198
Total assets	$2,372,335	$1,820,303

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$107,563	$84,538
Accrued expenses	127,433	106,873
Due to related parties (refer to Note S)	11,443	7,796
Current portion, long-term debt	5,000	5,685
Other current liabilities	7,841	7,301
Total current liabilities	259,280	212,193
Deferred income taxes	74,959	81,049
Long-term debt	1,098,871	584,347
Other non-current liabilities	19,883	16,715
Total liabilities	1,452,993	894,304

Commitments and contingencies (refer to Note R)

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 8,000 shares issued and outstanding at December 31, 2018 and 4,000 issued and outstanding at December 31, 2017
Series A preferred shares, no par value, 4,000 shares issued and outstanding at December 31, 2018 and December 31, 2017	96,417	96,417
Series B preferred shares, no par value, 4,000 shares issued and outstanding at December 31, 2018 and none issued at December 31, 2017	96,504	—
Trust common shares, no par value, 500,000 authorized; 59,900 shares issued and outstanding at December 31, 2018 and December 31, 2017	924,680	924,680
Accumulated other comprehensive loss	(8,776)	(2,573)
Accumulated deficit	(249,453)	(145,316)
Total stockholders’ equity attributable to Holdings	859,372	873,208
Noncontrolling interest	59,970	52,791
Total stockholders’ equity	919,342	925,999
Total liabilities and stockholders’ equity	$2,372,335	$1,820,303
See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2018	2017	2016
Net revenues	$1,691,673	$1,269,729	$978,309
Cost of revenues	1,117,485	822,020	651,739
Gross profit	574,188	447,709	326,570
Operating expenses:
Selling, general and administrative expense	392,500	318,484	217,830
Management fees	44,294	32,693	29,406
Amortization expense	68,076	52,003	35,069
Impairment expense	—	17,325	16,000
Loss on disposal of assets	—	—	9,204
Operating income	69,318	27,204	19,061
Other income (expense):
Interest expense, net	(55,577)	(27,623)	(24,651)
Gain (loss) on investment (refer to Note P)	—	(5,620)	74,490
Amortization of debt issuance costs	(3,905)	(4,002)	(2,763)
Other income (expense), net	(6,336)	2,634	(2,919)
Income (loss) from continuing operations before income taxes	3,500	(7,407)	63,218
Provision (benefit) for income taxes	6,548	(40,679)	9,469
Income (loss) from continuing operations	(3,048)	33,272	53,749
Income from discontinued operations, net of income tax	—	—	473
Gain on sale of discontinued operations, net of income tax	1,258	340	2,308
Net income (loss)	(1,790)	33,612	56,530
Less: Income from continuing operations attributable to noncontrolling interest	3,912	5,621	1,961
Less: Loss from discontinued operations attributable to noncontrolling interest	—	—	(116)
Net income (loss) attributable to Holdings	$(5,702)	$27,991	$54,685

Amounts attributable to common shares of Holdings:
Income (loss) from continuing operations	$(6,960)	$27,651	$51,788
Income from discontinued operations, net of income tax	—	—	589
Gain on sale of discontinued operations, net of income tax	1,258	340	2,308
Net income (loss) attributable to Holdings	$(5,702)	$27,991	$54,685
Basic and fully diluted income (loss) per share attributable to Holdings (refer to Note K)
Continuing operations	$(0.44)	$(0.45)	$0.46
Discontinued operations	0.02	0.01	0.05
	$(0.42)	$(0.44)	$0.51

Weighted average number of shares outstanding - basic and fully diluted	59,900	59,900	54,591
Cash distribution declared per share (refer to Note K)	$1.44	$1.44	$1.44

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands)	2018	2017	2016
Net income (loss)	$(1,790)	$33,612	$56,530
Other comprehensive income (loss)
Foreign currency translation adjustments	(6,630)	6,533	615
Pension benefit liability, net	427	409	(326)
Total comprehensive income (loss), net of tax	(7,993)	40,554	56,819
Less: Net income attributable to noncontrolling interests	3,912	5,621	1,845
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(1,247)	1,223	516
Total comprehensive income (loss) attributable to Holdings, net of tax	$(10,658)	$33,710	$54,458

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Trust Preferred Shares		Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity Attributable to Holdings	Non- Controlling Interest	Non-Controlling Interest of Disc. Ops.	Total Stockholders’ Equity
(in thousands)	Series A	Series B
Balance — January 1, 2016	$—	—	$825,321	$10,567	$(9,804)	$826,084	$46,219	$916	$873,219
Net income	—	—	—	54,685	—	54,685	1,961	(116)	56,530
Total comprehensive income, net	—	—	—	—	289	289	—	—	289
Issuance of Trust common shares, net of offering costs	—	—	99,359	—	—	99,359	—	—	99,359
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	4,381	1	4,382
Effect of subsidiary stock option exercise	—	—	—	(578)	—	(578)	5,496	—	4,918
Issuance of subsidiary shares	—	—	—	4,809	—	4,809	3,392	—	8,201
Repurchase of subsidiary shares - Ergo	—	—	—	(11,911)	—	(11,911)	(4,929)	—	(16,840)
Purchase of noncontrolling interest	—	—	—	(1,007)	—	(1,007)	(469)	—	(1,476)
Distributions to noncontrolling shareholders	—	—	—	—	—	—	(23,630)	—	(23,630)
Acquisition of 5.11	—	—	—	—	—	—	5,718	—	5,718
Disposition of Tridien	—	—	—	—	—	—	—	(801)	(801)
Distribution paid - Allocation Interest Holders (refer to Note K)	—	—	—	(23,779)	—	(23,779)	—	—	(23,779)
Distributions payable to Allocation Interest Holders (refer to Note K)	—	—	—	(13,354)	—	(13,354)	—	—	(13,354)
Distributions paid - Trust common shares	—	—	—	(78,192)	—	(78,192)	—	—	(78,192)
Balance — December 31, 2016	—	—	924,680	(58,760)	(9,515)	856,405	38,139	—	894,544
Net income	—	—	—	27,991	—	27,991	5,621	—	33,612
Total comprehensive income, net	—	—	—	—	6,942	6,942	—	—	6,942
Issuance of Trust preferred shares, net of offering costs	96,417	—	—	—	—	96,417	—	—	96,417
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	7,028	—	7,028
Effect of subsidiary stock option exercise	—	—	—	—	—	—	1,222	—	1,222
Issuance of subsidiary shares	—	—	—	—	—	—	40	—	40
Repurchase of subsidiary shares	—	—	—	—	—	—	(40)	—	(40)
Acquisition of Velocity Outdoor	—	—	—	—	—	—	781	—	781
Distribution paid - Allocation Interest Holders (refer to Note K)	—	—	—	(25,834)	—	(25,834)	—	—	(25,834)
Distributions paid - Trust preferred shares	—	—	—	(2,457)	—	(2,457)	—	—	(2,457)
Distributions paid - Trust common shares	—	—	—	(86,256)	—	(86,256)	—	—	(86,256)
Balance — December 31, 2017	96,417	—	924,680	(145,316)	(2,573)	873,208	52,791	—	925,999

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Trust Preferred Shares		Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity Attributable to Holdings	Non- Controlling Interest	Non-Controlling Interest of Disc. Ops.	Total Stockholders’ Equity
(in thousands)	Series A	Series B
Balance — December 31, 2017	96,417	—	924,680	(145,316)	(2,573)	873,208	52,791	—	925,999
Net income	—	—	—	(5,702)	—	(5,702)	3,912	—	(1,790)
Total comprehensive income, net	—	—	—	—	(6,203)	(6,203)	—	—	(6,203)
Issuance of Trust preferred shares, net of offering costs	—	96,504	—	—	—	96,504	—	—	96,504
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	8,975	—	8,975
Effect of subsidiary stock option exercise	—	—	—	—	—	—	404	—	404
Purchase of noncontrolling interest	—	—	—	—	—	—	(6,112)	—	(6,112)
Distributions paid - Trust Preferred Shares	—	—	—	(12,179)	—	(12,179)	—	—	(12,179)
Distributions paid - Trust Common Shares	—	—	—	(86,256)	—	(86,256)	—	—	(86,256)
Balance — December 31, 2018	$96,417	$96,504	$924,680	$(249,453)	$(8,776)	$859,372	$59,970	$—	$919,342

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$(1,790)	$33,612	$56,530
Income from discontinued operations	—	—	473
Gain on sale of discontinued operations	1,258	340	2,308
Net income (loss) from continuing operations	(3,048)	33,272	53,749
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	42,679	33,041	26,853
Amortization expense	77,896	77,010	58,752
Amortization of debt issuance costs and original issue discount	4,483	5,007	3,565
Impairment expense	—	17,325	16,000
Loss on disposal of assets	—	—	9,204
Unrealized (gain) loss on interest rate swap	(2,251)	(648)	1,539
Noncontrolling stockholder stock based compensation	8,975	7,028	4,382
Excess tax benefit from subsidiary stock options exercised	—	(417)	(1,163)
Loss (gain) on equity method investment	—	5,620	(74,490)
Provision for loss on receivables	433	3,964	448
Deferred taxes	(9,472)	(59,429)	(9,868)
Other	1,007	392	1,420
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(875)	(17,581)	(15,596)
(Increase) decrease in inventories	(20,948)	(28,247)	2,893
(Increase) decrease in prepaid expenses and other current assets	(8,348)	(3,312)	4,850
Increase in accounts payable and accrued expenses	23,921	8,746	25,148
Net cash provided by operating activities - continuing operations	114,452	81,771	107,686
Net cash provided by operating activities - discontinued operations	—	—	3,686
Net cash provided by operations	114,452	81,771	111,372
Cash flows from investing activities:
Acquisitions, net of cash acquired	(552,062)	(164,950)	(536,175)
Purchases of property and equipment	(50,315)	(44,767)	(23,969)
Proceeds from FOX stock offerings	—	136,147	182,470
Proceeds from sale of businesses	94	340	11,249
Purchase of noncontrolling interest	—	—	(1,475)
Payment of interest rate swap	(1,783)	(3,964)	(4,303)
Other investing activities	(14)	(84)	(10)
Net cash used in investing activities - continuing operations	(604,080)	(77,278)	(372,213)
Net cash provided by investing activities - discontinued operations	—	—	9,192
Net cash used in investing activities	(604,080)	(77,278)	(363,021)

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2018	2017	2016
Cash flows from financing activities:
Proceeds from the issuance of Trust common shares, net	—	—	99,359
Proceeds from the issuance of Trust preferred shares, net	96,504	96,417	—
Borrowings under credit facility	1,307,250	260,500	671,298
Repayments under credit facility	(1,186,222)	(228,585)	(423,240)
Issuance of Senior Notes	400,000	—	—
Distributions paid - common shares	(86,256)	(86,256)	(78,192)
Distributions paid - preferred shares	(12,179)	(2,457)	—
Net proceeds provided by noncontrolling shareholders	404	822	8,887
Distributions paid to noncontrolling shareholders	—	—	(23,630)
Distributions paid - Allocation Interests	—	(39,188)	(23,779)
Repurchase of subsidiary stock	(6,112)	—	(15,407)
Debt issuance costs	(14,887)	(2,899)	(5,986)
Excess tax benefit on stock-based compensation	—	417	1,163
Other	1,609	(1,359)	(1,747)
Net cash provided by (used in) financing activities	500,111	(2,588)	208,726
Foreign currency impact on cash	2,958	(1,792)	(3,174)
Net increase (decrease) in cash and cash equivalents	13,441	113	(46,097)
Cash and cash equivalents — beginning of period (1)	39,885	39,772	85,869
Cash and cash equivalents — end of period	$53,326	$39,885	$39,772

(1) Includes cash from discontinued operations of $0.6 million at January 1, 2016

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
The Company is a controlling owner of ten businesses, or operating segments at December 31, 2018. The segments are as follows: 5.11 Acquisition Corp. ("5.11" or "5.11 Tactical"), The Ergo Baby Carrier, Inc. (“Ergobaby”), Liberty Safe and Security Products, Inc. (“Liberty Safe” or “Liberty”), Fresh Hemp Foods Ltd. ("Manitoba Harvest" or "Manitoba"), Velocity Outdoor, Inc. (formerly "Crosman Corp.") ("Velocity Outdoor" or "Velocity"), Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), AMT Acquisition Corporation (“Arnold”), Clean Earth Holdings, Inc. ("Clean Earth"), FFI Compass Inc. ("Foam Fabricators" or "Foam") and Sterno Products, LLC (“Sterno”). The segments are referred to interchangeably as “businesses”, “operating segments” or “subsidiaries” throughout the financial statements. Refer to Note E - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability Company (“CGM” or the “Manager”), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a management services agreement (the "Management Services Agreement" or “MSA”).
Note B — Summary of Significant Accounting Policies
Accounting principles
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "US GAAP").
Basis of presentation
The results of operations for the years ended December 31, 2018, 2017 and 2016 represent the results of operations of the Company’s acquired businesses from the date of their acquisition by the Company, and therefore are not indicative of the results to be expected for the full year.
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
Discontinued Operations
The Company completed the sale of its majority owned subsidiary, Tridien Medical, Inc. ("Tridien") during the third quarter of 2016. The results of operations of Tridien are presented as discontinued operations in the consolidated statements of operations for the year ended December 31, 2016. Refer to "Note Q - Discontinued Operations" for additional information. Unless otherwise indicated, the disclosures accompanying the consolidated financial statements reflect the Company's continuing operations.

Use of estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. It is possible that in 2019 actual conditions could be better or worse than anticipated when the Company developed the estimates and assumptions, which could materially affect the results of operations and financial position in the future. Such changes could result in future impairment of goodwill, intangibles and long-lived assets, inventory obsolescence, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other things. Actual results could differ from those estimates.
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
Revenue recognition
Effective January 1, 2018, the Company adopted the provisions of Revenue from Contracts with Customers, or ASC 606. In accordance with the new revenue guidance, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from customers which are subsequently remitted to government authorities. Refer to "Note D - Revenue" for a detailed description of the Company's revenue recognition policies.
Cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2018 and 2017, the amount of cash and cash equivalents held by our subsidiaries in foreign bank accounts was $18.8 million and $16.0 million, respectively.
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
Fair value of financial instruments
The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short term nature. Term Debt with a carrying value of $492.4 million, net of original issue discount, at December 31, 2018 approximated fair value. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. Senior Notes with a fair value of $396 million have a carrying value of $400 million. If measured at fair value in the financial statements, the Term Debt and Senior Notes would be classified as Level 2 in the fair value hierarchy.
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
In January 2017, the Financial Accounting Standard Board ("FASB") issued new accounting guidance to simplify the accounting for goodwill impairment. The guidance removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new guidance, a goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company adopted this guidance early, effective January 1, 2017, on a prospective basis, and applied the guidance as necessary to annual and interim goodwill testing performed subsequent to January 1, 2017.

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
Refer to "Note G - Goodwill and Intangible Assets" for the results of the annual impairment tests.
Deferred debt issuance costs
Deferred debt issuance costs represent the costs associated with the issuance of debt instruments and are amortized over the life of the related debt instrument. Deferred debt issuance costs are presented in the balance sheet as a deduction from the carrying value of the associated debt liability.
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
Derivatives and hedging
The Company utilizes interest rate swaps to manage risks related to interest rates on the term loan portion of their Credit Facility. The Company has not elected hedge accounting treatment for the existing interest rate derivatives entered into as part of the Credit Facility. Refer to "Note H - Debt" for more information on the Company’s Credit Facility.
Noncontrolling interest
Noncontrolling interest represents the portion of a majority-owned subsidiary’s net income that is owned by noncontrolling shareholders. Noncontrolling interest on the balance sheet represents the portion of equity in a consolidated subsidiary owned by noncontrolling shareholders.
Income taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). Among other important changes in the Tax Act, the tax rate on corporations was reduced from 35% to 21%; a limitation on the deduction of interest expense was enacted; gain from the sale of a partnership interest by a foreign person will be subject to U.S. tax to the extent that the partnership is engaged in a trade or business; a special deduction for qualified business income from pass-through entities was added; U.S. federal income taxes on foreign earnings was eliminated (subject to several important exceptions), and new provisions designed to tax currently global intangible low taxed income ("GILTI") and a new base erosion anti-abuse tax were added.

For taxable years beginning after December 31, 2017, a deduction for interest will generally be allowed for any entity only up to 30% of adjusted taxable income (determined without regard to interest income or expense) plus the amount of interest income. Only interest income and expense incurred in a trade or business is taken into account, i.e., investment interest income and deductions are ignored. For partnerships, the limitation is applied at the partnership level and then adjustments are made at the partner level to avoid double counting and to allow an owner to use any excess income in calculating the interest deduction at his or her level. The provision will not limit the deduction of interest by the Company for 2018 but it did have an impact the deduction for certain of the portfolio companies, resulting in an additional valuation allowance for deferred tax assets of $2.1 million.
Provisional Amounts
In March 2018, the FASB issued ASU 2018-05, "Income Taxes - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" ("SAB 118"). The guidance provided for a provisional one-year measurement period for entities to finalize their accounting for certain tax effects related to the Tax Act. The Tax Act required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The one-time transition tax under the Tax Act is based on earnings and profits ("E&P") that were previously deferred from U.S. income taxes. For the year ended December 31, 2017, the provision for income taxes included provisional tax expense of $4.9 million related to the one-time transition tax liability of our foreign subsidiaries. The Company has completed the calculation of the total E&P for these foreign subsidiaries although the Company's estimates may be affected as additional regulatory guidance is issued with respect to the Tax Act. Adjustments to the provisional amounts of $0.4 million were recognized as a component of the provision for income taxes in the year-ending December 31, 2018.
Deferred Income Taxes
Deferred income taxes are calculated under the asset and liability method. Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes at the enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is expected to more likely than not be realized. Several of the Company’s majority owned subsidiaries have deferred tax assets recorded at December 31, 2018 which in total amount to approximately $55.2 million. This deferred tax asset is net of $6.9 million of valuation allowance primarily associated with net operating losses and foreign tax credits and the limitation on the deduction of interest expense at Arnold and 5.11. These deferred tax assets are comprised primarily of reserves not currently deductible for tax purposes. The temporary differences that have resulted in the recording of these tax assets may be used to offset taxable income in future periods, reducing the amount of taxes required to be paid. Realization of the deferred tax assets is dependent on generating sufficient future taxable income at those subsidiaries with deferred tax assets. Based upon the expected future results of operations, the Company believes it is more likely than not that those subsidiaries with deferred tax assets will generate sufficient future taxable income to realize the benefit of existing temporary differences, although there can be no assurance of this. The impact of not realizing these deferred tax assets would result in an increase in income tax expense for such period when the determination was made that the assets are not realizable.
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
The calculation of basic and fully diluted earnings per common share is computed by dividing income available to common shareholders by the weighted average number of Trust common shares outstanding during the period. Earnings per common share reflects the effect of distributions that were declared and paid to the Holders and distributions that were paid on preferred shares during the period.
The weighted average number of Trust common shares outstanding for fiscal years 2018 and 2017 were computed based on 59,900,000 shares outstanding for the period from January 1st through December 31st. The weighted average number of Trust common shares outstanding for fiscal year 2016 was computed based on 54,300,000 shares outstanding for the period from January 1st through December 13th and 5,600,000 additional shares outstanding for the period from December 13th through December 31st.

The Company did not have any stock option plans or any other potentially dilutive securities outstanding during the years ended December 31, 2018, 2017 and 2016.
Advertising costs
Advertising costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. Advertising costs were $21.1 million, $17.8 million and $15.6 million during the years ended December 31, 2018, 2017 and 2016, respectively.
Research and development
Research and development costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. The Company incurred research and development expense of $1.6 million, $1.9 million and $1.7 million during the years ended December 31, 2018, 2017 and 2016, respectively.
Employee retirement plans
The Company and many of its segments sponsor defined contribution retirement plans, such as 401(k) plans. Employee contributions to the plan are subject to regulatory limitations and the specific plan provisions. The Company and its segments may match these contributions up to levels specified in the plans and may make additional discretionary contributions as determined by management. The total employer contributions to these plans were $4.8 million, $3.4 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company’s Arnold subsidiary maintains a defined benefit plan for certain of its employees which is more fully described in "Note J - Defined Benefit Plan". Accounting guidelines require employers to recognize the overfunded or underfunded status of defined benefit pension and postretirement plans as assets or liabilities in their consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income.
Seasonality
Earnings of certain of our operating segments are seasonal in nature due to various recurring events, holidays and seasonal weather patterns, as well as the timing of our acquisitions during a given year. Historically, the third and fourth quarter produce the highest net sales during our fiscal year.
Stock based compensation
The Company does not have a stock based compensation plan; however, all of the Company’s subsidiaries maintain stock based compensation plans. During the years ended December 31, 2018, 2017 and 2016, $9.0 million, $7.0 million, and $4.4 million of stock based compensation expense was recorded to each expense category that included related salary expense in the consolidated statements of operations. As of December 31, 2018, the amount to be recorded for stock-based compensation expense in future years for unvested options is approximately $22.8 million.
Recently Adopted Accounting Pronouncements
Revenue from Contracts with Customers
As of January 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) ("ASC 606"). The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The underlying principle of the new standard is that a company will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires disclosure of the amount, timing and uncertainty of cash flows arising from contracts with customers. The Company adopted the standard using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for reporting periods after January 1, 2018 are presented under the new revenue recognition guidance while prior period amounts were prepared under the previous revenue guidance which is also referred to herein as the "previous guidance". The Company determined that the impact from the new standard is immaterial to our revenue recognition model since the vast majority of our recognition is based on point in time control. Accordingly, the Company has not made any adjustments to opening retained earnings. Refer to "Note D - Revenue" for additional information regarding the Company's adoption of ASC 606.

Improving the Presentation of Net Periodic Pension Costs
In March 2017, the FASB issued new guidance that will require employers that sponsor defined benefit plans to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period, and requires the other components of net periodic pension cost to be presented in the income statement separately from the service component cost and outside a subtotal of income from operations. The new guidance shall be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company's Arnold business segment has a defined benefit plan covering substantially all of Arnold's employees at its Switzerland location (refer to "Note J - Defined Benefit Plan"). The adoption of this guidance on January 1, 2018 did not have a material impact upon our financial condition or results of operations.
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
Recently Issued Accounting Pronouncements
Leases
In February 2016, the FASB issued an accounting standard update related to the accounting for leases (Leases "Topic 842") which will require an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. For public companies, the new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. In July 2018, the FASB issued two updates to Topic 842 to clarify how to apply certain aspects of the new lease standard, and to give entities another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows entities to not apply the new lease standard in the comparative periods presented in the financial statements in the year of adoption. The Company will adopt the new standard using the optional transition method effective January 1, 2019.
The new standard provides a number of optional practical expedients in transition. The Company will elect to use the package of practical expedients that allows us to not reassess: (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. We additionally will elect to use the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component and the practical expedient pertaining to land easements. In addition, the new standard provides for an accounting election that permits a lessee to elect not to apply the recognition requirements of Topic 842 to short-term leases by class of underlying asset. The Company will adopt this accounting election for all classes of assets.
The Company has performed an assessment of the impact of the adoption of Topic 842 on the Company's consolidated financial position and results of operations for the Company's leases, which consist of manufacturing facilities, warehouses, office facilities, retail stores, equipment and vehicle leases. The adoption of the new lease standard is not expected to have a material effect on our consolidated statement of operations or consolidated statement of cash flows, our liquidity or our covenant compliance.
Note C — Acquisition of Businesses
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

	Preliminary Purchase Allocation	Measurement Period Adjustments	Final Purchase Allocation
(in thousands)	As of 2/15/18
Assets:
Cash	$6,282	$—	$6,282
Accounts receivable (1)	19,058	—	19,058
Inventory (2)	13,218	(6)	13,212
Property, plant and equipment (3)	23,485	4,885	28,370
Intangible assets	121,392	(3,050)	118,342
Goodwill	71,489	1,219	72,708
Other current and noncurrent assets	2,945	—	2,945
Total assets	257,869	3,048	260,917

Liabilities:
Current liabilities	5,968	—	5,968
Other liabilities	115,033		115,033
Total liabilities	121,001	—	121,001

Net assets acquired	136,868	3,048	139,916
Intercompany loans to business	115,033	—	115,033
	$251,901	$3,048	$254,949

Acquisition Consideration
Purchase price	$247,500	$—	$247,500
Working capital adjustment	755	615	1,370
Cash acquired	3,646	2,433	6,079
Total purchase consideration	$251,901	$3,048	$254,949
Less: Transaction costs	1,552	—	1,552
Purchase price, net	$250,349	$3,048	$253,397
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
Sterno purchased a 100% controlling interest in Rimports. The purchase price, after the working capital settlement and net of transaction costs, was approximately $154.4 million. The purchase price of Rimports included a potential earn-out of up to $25 million contingent on the attainment of certain future performance criteria of Rimports for the twelve-month period from May 1, 2017 to April 30, 2018 and the fourteen month period from March 1, 2018 to April 30, 2019. The fair value of the contingent consideration was estimated at $4.8 million as part of the purchase price allocation. Sterno funded the acquisition through their intercompany credit facility with the Company. The transaction was accounted for as a business combination.
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

	Preliminary Purchase Allocation	Measurement Period Adjustments	Final Purchase Allocation
(in thousands)	As of 2/26/18		As of 12/31/18
Assets:
Cash	$10,025	$—	$10,025
Accounts receivable (1)	21,431	—	21,431
Inventory (2)	29,691	4,701	34,392
Property, plant and equipment	1,493	1,886	3,379
Intangible assets	—	85,700	85,700
Goodwill	121,364	(107,846)	13,518
Other current and noncurrent assets	446	—	446
Total assets	184,450	(15,559)	168,891

Liabilities
Current liabilities	9,034	—	9,034
Other liabilities (3)	25,000	(20,200)	4,800
Total liabilities	34,034	(20,200)	13,834

Net assets acquired	$150,416	$4,641	$155,057

Acquisition Consideration
Purchase price	$145,000	$—	$145,000
Cash acquired	9,500	525	10,025
Working capital adjustment	(4,084)	4,116	32
Total purchase consideration	150,416	4,641	155,057
Less: Transaction costs	632	—	632
Purchase price, net	$149,784	$4,641	$154,425
(1) Includes $23.8 million of gross contractual accounts receivable of which $2.4 million is not expected to be collected. The fair value of accounts receivable approximated book value acquired.
(2) Includes $6.7 million in inventory basis step-up, which was charged to cost of goods sold in the second and third quarter of 2018.
(3) The purchase price of Rimports includes a potential earn-out of up to $25 million contingent on the attainment of certain future performance criteria of Rimports for the twelve-month period from May 1, 2017 to April 30, 2018 and the fourteen month period from March 1, 2018 to April 30, 2019. The earn-out was valued at $4.8 million using a probability weighted model.
The intangible assets recorded related to the Rimports acquisition are as follows (in thousands):

Intangible assets	Amount	Estimated Useful Life
Tradename	$6,600	8 years
Customer Relationships	79,100	9 years
	$85,700

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
The Company made loans to, and purchased a 98.9% controlling interest in, Velocity. The purchase price, including proceeds from noncontrolling interests and net of transaction costs, was approximately $150.4 million. Velocity management invested in the transaction along with the Company, representing approximately 1.1% of the initial noncontrolling interest on a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of Velocity Outdoor. CGM received integration service fees of $1.5 million payable quarterly over a twelve month period as services were rendered beginning in the quarter ended September 30, 2017. The Company incurred $1.5 million of transaction costs in conjunction with the Velocity acquisition, which was included in selling, general and administrative expense in the consolidated statements of income during the second quarter of 2017.
The results of operations of Velocity have been included in the consolidated results of operations since the date of acquisition. Velocity's results of operations are reported as a separate operating segment as a branded consumer business. The table below provides the recording of assets acquired and liabilities assumed as of the acquisition date.

Final Purchase Allocation
(in thousands)	As of 12/31/17
Assets:
Cash	$1,210
Accounts receivable (1)	16,751
Inventory	28,873
Property, plant and equipment	15,014
Intangible assets	84,594
Goodwill	48,759
Other current and noncurrent assets	2,348
Total assets	$197,549

Liabilities and noncontrolling interest:
Current liabilities	$16,283
Other liabilities	91,622
Deferred tax liabilities	28,515
Noncontrolling interest	694
Total liabilities and noncontrolling interest	$137,114

Net assets acquired	$60,435
Noncontrolling interest	694
Intercompany loans to business	90,742
$151,871

Acquisition Consideration
Purchase price	$151,800
Cash acquired	1,210
Working capital adjustment	(1,139)
Total purchase consideration	$151,871
Less: Transaction costs	1,473
Purchase price, net	$150,398
(1) Includes $18.0 million of gross contractual accounts receivable of which $1.2 million was not expected to be collected. The fair value of accounts receivable approximated net book value acquired.

The allocation of the purchase price presented above is based on management's estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets and current and other liabilities are valued at historical carrying values, which approximates fair value. Property, plant and equipment is valued through a purchase price appraisal and will be depreciated on a straight-line basis over the respective remaining useful lives of the assets. The inventory was valued at fair value, resulting in a basis step-up of $3.3 million, which was charged to cost of goods sold over the inventory turns of the acquired entity. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. The goodwill of $48.8 million reflects the strategic fit of Velocity in the Company's branded consumer business and is not expected to be deductible for income tax purposes. The purchase accounting for Velocity was finalized during the fourth quarter of 2017.
The intangible assets recorded related to the Velocity acquisition are as follows (in thousands):

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
The Company made loans to, and purchased a 97.5% controlling interest in 5.11 ABR Corp. The purchase price, including proceeds from noncontrolling interest and net of transaction costs, was approximately $408.2 million after final settlement of the working capital in the fourth quarter of 2016. The Company funded its portion of the acquisition through an amendment to the 2014 Credit Facility that allowed for an increase in the 2014 Revolving Credit Facility and the 2016 Incremental Term Loan (refer to "Note H - Debt"). 5.11 management invested in the transaction along with the Company, representing approximately 2.5% initial noncontrolling interest on a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of 5.11. CGM received integration service fees of $3.5 million payable quarterly over a twelve month period as services were rendered beginning in the quarter ended December 31, 2016.

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

Unaudited pro forma information
The following unaudited pro forma data for the years ended December 31, 2018 and 2017 gives effect to the acquisition of Foam Fabricators, Rimports and Velocity Outdoor, as described above, as if the acquisitions had been completed as of January 1, 2017. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Year Ended December 31,
(in thousands)	2018	2017
Net revenues	$1,731,501	$1,595,055
Gross profit	584,606	541,018
Operating income	72,447	63,278
Net income (loss) from continuing operations	(4,668)	49,027
Net income (loss) from continuing operations attributable to Holdings	(756)	43,406
Basic and fully diluted net income (loss) per share attributable to Holdings	(0.34)	(0.18)
Other acquisitions
Velocity Outdoor
Ravin Crossbows - On September 4, 2018, Velocity Outdoor (formerly "Crosman Corp.") acquired all of the outstanding membership interests in Ravin Crossbows, LLC ("Ravin" or "Ravin Crossbows") for a purchase price of approximately $98.0 million, net of transaction costs, plus a potential earn-out of up to $25.0 million based on gross profit levels for the trailing twelve month period ending December 31, 2018. Velocity funded the acquisition and payment of related transaction costs through the issuance of an additional $38.9 million in intercompany loans and the issuance of additional equity to the Company of $60.6 million. Velocity has recorded a preliminary purchase price allocation for Ravin as of December 31, 2018 comprised of $67.5 million in intangible assets ($14.1 million in finite lived trade name, $42.6 million in technologies valued using an excess earnings methodology, and $10.8 million in customer relationships), $2.5 million in inventory step-up, and $13.3 million in goodwill which is expected to be deductible for income tax purposes. The remainder of the purchase consideration was allocated to net assets acquired. The potential earn-out was valued at $4.7 million as part of the purchase price allocation. Velocity incurred transaction costs of $1.4 million related to the Ravin acquisition, which are recorded as selling, general and administrative costs in the accompanying statement of operations as of December 31, 2018. The purchase price allocation is expected to be finalized during the first quarter of 2019.
Ergobaby
Baby Tula - On May 11, 2016, the Company's Ergobaby subsidiary acquired all of the outstanding membership interests in New Baby Tula LLC ("Baby Tula"), a maker of premium baby carriers, toddler carriers, slings, blankets and wraps. The purchase price was $73.8 million, net of transaction costs, plus a potential earn-out of $8.2 million based on 2017 financial performance. Ergobaby paid $0.8 million in transaction costs in connection with the acquisition. Ergobaby funded the acquisition and payment of related transaction costs through the issuance of an additional $68.2 million in intercompany loans with the Company, and the issuance of $8.2 million in Ergobaby shares to the selling shareholders. The fair value of the Ergobaby shares issued to the selling shareholders was determined based on a model that multiplies the trailing twelve months earnings before interest, taxes, depreciation and amortization by an estimated enterprise value multiple to determine an estimated fair value. The fair value calculation assumes proceeds from the conversion of outstanding stock options, deducts the carrying value of debt at Ergobaby and estimated selling costs of the entity, and divides the resulting amount by the total number of outstanding shares, including converted stock options, to determine a per share value for the stock issued. The Company funded the additional intercompany loans used for the acquisition with available cash on the balance sheet and a draw on the 2014 Revolving Credit Facility. Ergobaby recorded a purchase price allocation of $13.2 million in goodwill, which is expected to be deductible for income tax purposes, $55.3 million in intangible assets comprised of $52.9 million in finite lived tradenames, $1.7 million in non-compete agreements; and $0.7 million in customer relationships, and $4.8 million in inventory step-up. The inventory step-up has been charged to cost of goods sold during the third and fourth quarters of 2016. In addition, the earn-out provision of the purchase price was allocated a fair value of $3.8 million. The remainder of the purchase consideration was allocated to net assets acquired. The Company finalized the purchase accounting for the Baby Tula acquisition during the fourth quarter of 2016. In the fourth quarter of 2017, Ergobaby determined that the earn-out related to the Baby Tula acquisition would not be paid out and reversed the fair value of the earn-out, recording the reversal in operating income.
Clean Earth
ESMI - On May 23, 2018, Clean Earth acquired all of the outstanding capital stock of Environmental Soil Management, Inc. (“ESMI”), located in Fort Edward, New York and Loudon, New Hampshire. The acquisition provided Clean Earth the opportunity to geographically expand their soil and hazardous waste solutions in the New York and New England market. The purchase price was approximately $31.0 million. In connection with the acquisition, Clean Earth recorded a purchase price allocation of approximately $12.5 million in goodwill, and $10.4 million in intangible assets. The Company finalized the purchase price in the fourth quarter of 2018.
DART - On September 5, 2018, Clean Earth acquired the assets of Disposal and Recycling Technologies, Inc. ("DART"), for a purchase price of approximately $18.7 million. DART has a RCRA Part B hazardous waste site in Charlotte, North Carolina and a water waste treatment facility in Detroit, Michigan. The acquisition of DART expands Clean Earth's geographical reach in the Midwest and Mid-Atlantic hazardous and non-hazardous waste markets and represents Clean Earth's first waste water treatment facility. In connection with the acquisition, Clean Earth recorded $5.0 million in intangible assets and $8.3 million in goodwill.
EWS - On June 1, 2016, the Company's Clean Earth subsidiary acquired certain of the assets and liabilities of EWS Alabama, Inc. ("EWS"). Clean Earth funded the acquisition and the related transaction costs through the issuance of additional intercompany debt with the Company. Based in Glencoe, Alabama, EWS provides a range of hazardous and non-hazardous waste management services from a fully permitted hazardous waste RCRA Part B facility. The Company funded the additional intercompany loans with Clean Earth through a draw on its 2014 Revolving Credit Facility. In connection with the acquisition, Clean Earth recorded a purchase price allocation of $3.6 million in goodwill and $12.1 million in intangible assets. The Company finalized the purchase price during the fourth quarter of 2016.
Phoenix Soil - On April 15, 2016, Clean Earth acquired certain assets of Phoenix Soil, LLC ("Phoenix Soil") and WIC, LLC (together with Phoenix Soil, the "Sellers"). Phoenix Soil is based in Plainville, CT and provides environmental services for nonhazardous contaminated soil materials with a primary focus on soil. Phoenix Soil recently completed its transition to a new 58,000 square foot thermal desorption facility owned by WIC, LLC. The acquisition increases Clean Earth's soil treatment capabilities and expand its geographic footprint into New England. Clean Earth financed the acquisition and payment of related transaction costs through the issuance of additional intercompany loans with the Company. The Company used cash on hand to fund the purchase price of Phoenix Soil. In connection with the acquisition, Clean Earth recorded a purchase price allocation of $3.2 million in goodwill and $5.6 million in intangible assets in the second quarter of 2016. The Company finalized the purchase price during the fourth quarter of 2016.
Sterno
Sterno Home - On January 22, 2016, Sterno, a wholly owned subsidiary of the company, acquired all of the outstanding stock of Northern International, Inc. ("Sterno Home"), for a total purchase price of approximately $35.8 million (C$50.6 million), plus a potential earn-out opportunity payable over the next two years up to a maximum amount of $1.8 million (C$2.5 million). The contingent consideration was fair valued at $1.5 million, based on probability weighted models of the achievement of certain performance based financial targets. Refer to Note M - "Fair Value Measurement" for a description of the valuation technique used to fair value the contingent consideration. Headquartered in Coquitlam, British Columbia, Canada, Sterno Home sells flameless candles and outdoor lighting products through the retail segment. Sterno financed the acquisition and payment of the related transaction costs through the issuance of an additional $37.0 million in intercompany loans with the Company.
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

Note D - Revenue
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

The following tables provide disaggregation of revenue by reportable segment geography for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year ended December 31, 2018
	5.11	Ergo	Liberty	Manitoba Harvest	Velocity	ACI	Arnold	Clean Earth	Foam	Sterno	Total
United States	$265,306	$32,558	$80,334	$46,703	$113,915	$92,511	$70,049	$266,916	$97,118	$365,403	$1,430,813
Canada	7,808	3,076	2,324	18,827	6,162		1,177	—	—	13,304	52,678
Europe	31,026	28,482	—	1,072	5,574	—	38,536	—	—	1,218	105,908
Asia Pacific	16,168	25,488	—	536	1,200	—	5,176	—	—	169	48,737
Other international	27,614	962	—	299	4,445	—	2,922	—	16,314	981	53,537
	$347,922	$90,566	$82,658	$67,437	$131,296	$92,511	$117,860	$266,916	$113,432	$381,075	$1,691,673

	Year ended December 31, 2017
	5.11	Ergo	Liberty	Manitoba Harvest	Velocity	ACI	Arnold	Clean Earth	Sterno	Total
United States	$224,141	$40,870	$89,969	$31,169	$68,393	$87,782	$62,667	$211,247	$204,710	$1,020,948
Canada	6,180	3,473	1,987	21,359	4,070	—	1,237	—	17,250	55,556
Europe	24,552	25,973	—	1,647	3,066	—	32,101	—	2,322	89,661
Asia Pacific	14,800	32,617	—	689	756	—	4,976	—	1,244	55,082
Other international	40,326	36	—	835	2,102	—	4,599	—	584	48,482
	$309,999	$102,969	$91,956	$55,699	$78,387	$87,782	$105,580	$211,247	$226,110	$1,269,729

	Year ended December 31, 2016
	5.11	Ergo	Liberty	Manitoba Harvest	ACI	Arnold	Clean Earth	Sterno	Total
United States	$79,429	$47,509	$103,812	$27,725	$86,041	$66,161	$188,997	$198,997	$798,671
Canada	1,732	2,436	—	21,344	—	1,235	—	15,494	42,241
Europe	7,816	17,538	—	—	—	31,172	—	2,204	58,730
Asia Pacific	4,400	33,599	—	6,837	—	6,366	—	1,410	52,612
Other international	16,415	2,266	—	3,417	—	3,245	—	712	26,055
	$109,792	$103,348	$103,812	$59,323	$86,041	$108,179	$188,997	$218,817	$978,309

Note E — Operating Segment Data
At December 31, 2018, the Company had ten reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products from which each segment derives its revenues is as follows:

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

•
Arnold is a global manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including aerospace and defense, motorsport/ automotive, oil and gas, medical, general industrial, energy, reprographics and advertising specialties. Arnold produces high performance permanent magnets (PMAG), precision foil products (Precision Thin Metals or "PTM"), and flexible magnets (Flexmag™) that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, Arnold has built a diverse and blue-chip customer base totaling more than 2,000 clients worldwide. Arnold is headquartered in Rochester, New York.

•
Clean Earth provides environmental services for a variety of contaminated materials including soils, hazardous waste and dredged materials. Clean Earth analyzes, treats, documents and recycles waste streams generated in multiple end markets such as utilities, infrastructure, chemicals, aerospace and defense, non-public/ private development, medical, industrial and dredging. Clean Earth is headquartered in Hatboro, Pennsylvania and operates 27 facilities in the eastern United States.

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

Summary of Operating Segments

Net Revenues	Year ended December 31,
(in thousands)	2018	2017	2016
5.11	$347,922	$309,999	$109,792
Ergobaby	90,566	102,969	103,348
Liberty	82,658	91,956	103,812
Manitoba Harvest	67,437	55,699	59,323
Velocity Outdoor	131,296	78,387	—
ACI	92,511	87,782	86,041
Arnold	117,860	105,580	108,179
Clean Earth	266,916	211,247	188,997
Foam Fabricators	113,432	—	—
Sterno	381,075	226,110	218,817
Total	1,691,673	1,269,729	978,309
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—	—
Total consolidated revenues	$1,691,673	$1,269,729	$978,309

Segment Profit (Loss) (1)	Year ended December 31,
(in thousands)	2018	2017	2016
5.11 (2)	$3,916	$(7,121)	$(10,153)
Ergobaby	11,522	24,503	17,151
Liberty	5,906	9,475	13,234
Manitoba Harvest (3)	(1,754)	(9,332)	321
Velocity Outdoor (4)	4,850	1,308	—
ACI	26,335	23,575	22,718
Arnold (5)	7,416	(5,693)	(12,921)
Clean Earth	14,443	12,037	7,929
Foam Fabricators	10,998	—	—
Sterno	38,730	19,194	18,799
Total	122,362	67,946	57,078
Reconciliation of segment profit (loss) to consolidated income from continuing operations before income taxes:
Interest expense, net	(55,577)	(27,623)	(24,651)
Other income (expense), net	(6,336)	2,634	(2,919)
Gain (loss) on equity method investment	—	(5,620)	74,490
Corporate and other	(56,949)	(44,744)	(40,780)
Total consolidated income from continuing operations before income taxes	$3,500	$(7,407)	$63,218

(1)	Segment profit (loss) represents operating income (loss).

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

(4)
Velocity Outdoor - The year ended December 31, 2017 includes $1.8 million in acquisition related costs, $3.3 million cost of goods sold expense related to the amortization of the step-up in inventory basis resulting from the purchase price allocation of Velocity, and $0.75 million in integration services fees paid to CGM.

(5)
Arnold - Operating loss from Arnold for the years ended December 31, 2017 and 2016 includes $8.9 million and $16.0 million, respectively, in goodwill impairment expense related to the PMAG reporting unit. Refer to "Note G - Goodwill and Intangible Assets."

Depreciation and Amortization Expense	Year ended December 31,
(in thousands)	2018	2017	2016

5.11 Tactical	$21,477	$39,934	$23,414
Ergobaby	8,493	11,419	7,769
Liberty	1,541	1,657	2,758
Manitoba Harvest	6,192	6,344	6,403
Velocity Outdoor	12,119	7,726	—
ACI	3,160	3,323	3,476
Arnold	6,229	6,428	9,079
Clean Earth	23,683	21,647	21,157
Foam Fabricators	10,712	—	—
Sterno	26,969	11,573	11,549
Total	120,575	110,051	85,605
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs and original issue discount	4,483	5,007	3,565
Consolidated total	$125,058	$115,058	$89,170

	Accounts Receivable		Identifiable Assets
	December 31,		December 31
(in thousands)	2018	2017	2018 (1)	2017 (1)
5.11	$52,069	$60,481	$319,583	$324,068
Ergobaby	11,361	12,869	100,679	105,672
Liberty	10,416	13,679	27,881	26,715
Manitoba Harvest	7,276	5,663	86,756	95,046
Velocity	21,881	20,396	209,398	129,033
ACI	9,193	6,525	13,407	14,522
Arnold	16,298	14,804	66,744	66,979
Clean Earth	60,317	50,599	204,316	183,508
Foam Fabricators	23,848	—	155,504	—
Sterno	72,361	40,087	253,637	125,937
Sales allowance accounts	(12,617)	(9,995)	—	—
Total	272,403	215,108	1,437,905	1,071,480
Reconciliation of segment to consolidated totals:
Corporate and other identifiable assets	—	—	8,357	2,026
Amortization of debt issuance costs and original issue discount	—	—	—	—
Total	$272,403	$215,108	$1,446,262	$1,073,506

(1)	Does not include goodwill balances - refer to "Note G - Goodwill and Intangible Assets" for a schedule of goodwill by segment.

Geographic Information
Net Revenues
Revenue attributable to Canada represented approximately 20.2% of total international revenues in 2018, 22.4% of total international revenues in 2017, and 24.0% of total international revenues in 2016. Revenue attributable to any other individual foreign country was not material in 2018, 2017 or 2016.

Identifiable Assets
The Company's Manitoba Harvest segment is based in Canada, and several of the Company's operating segments have subsidiaries with assets located outside of the United States. The following table presents identifiable assets by geographic area:

Identifiable Assets	December 31,
(in thousands)	2018	2017
United States	$1,259,089	$878,322
Canada	125,631	130,033
Europe	37,286	47,574
Other international	24,256	17,577
Total identifiable assets	$1,446,262	$1,073,506
Note F - Inventory and Property, Plant, and Equipment

Inventory	December 31,
(in thousands)	2018	2017
Raw materials and supplies	$64,441	$36,124
Work-in-process	16,048	13,921
Finished goods	259,553	205,512
	340,042	255,557
Less: obsolescence reserve	(21,169)	(8,629)
Total	$318,873	$246,928

Property, plant and equipment	December 31,
(in thousands)	2018	2017
Machinery and equipment	$245,046	$178,187
Office furniture, computers and software	35,848	28,824
Leasehold improvements	36,768	20,630
Construction in process	12,715	18,153
Buildings and land	47,774	40,015
	378,151	285,809
Less: accumulated depreciation	(151,334)	(112,728)
Total	$226,817	$173,081
Depreciation expense was approximately $42.7 million, $33.0 million and $26.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note G — Goodwill and Intangible Assets
Goodwill
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
A reconciliation of the change in the carrying value of goodwill by segment for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	Balance at January 1, 2018	Acquisitions (1)	Goodwill Impairment	Foreign currency translation	Other	Balance at December 31, 2018
5.11	$92,966	$—	$—	$—	$—	$92,966
Ergobaby	61,031	—	—	—	—	61,031
Liberty	32,828	—	—	—	—	32,828
Manitoba Harvest	41,024	—	—	(3,247)	—	37,777
Velocity Outdoor	49,352	13,253	—	—	70	62,675
ACI	58,019	—	—	—	—	58,019
Arnold (2)	26,903	—	—	—	—	26,903
Clean Earth	119,099	25,679	—	—	—	144,778
Foam Fabricators	—	72,708	—	—	—	72,708
Sterno	41,818	13,518	—	—	—	55,336
Corporate (3)	8,649	—	—	—	—	8,649
Total	$531,689	$125,158	$—	$(3,247)	$70	$653,670
(1) Acquisition of businesses during the year ended December 31, 2018 includes the acquisition of Foam Fabricators by the Company, Sterno's acquisition of Rimports, Clean Earth's acquisitions of ESMI and DART and Velocity's acquisition of Ravin.

(2)	Arnold had three reporting units which were combined into one reporting unit effective March 31, 2018.

(3)	Represents goodwill resulting from purchase accounting adjustments not "pushed down" to the ACI segment. This amount is allocated back to the ACI segment for purposes of goodwill impairment testing.

	Balance at January 1, 2017	Acquisitions (1)	Goodwill Impairment	Foreign currency translation	Other (4)	Balance at December 31, 2017
5.11	$92,966	$—	$—	$—	$—	$92,966
Ergobaby	61,031	—	—	—	—	61,031
Liberty	32,828	—	—	—	—	32,828
Manitoba Harvest	44,171	—	(6,289)	3,142	—	41,024
Velocity Outdoor	—	49,352	—	—	—	49,352
ACI	58,019	—	—	—	—	58,019
Arnold (2)	35,767	—	(8,864)	—	—	26,903
Clean Earth	118,224	875	—	—	—	119,099
Sterno	39,982	1,689	—	—	147	41,818
Corporate (3)	8,649	—	—	—	—	8,649
Total	$491,637	$51,916	$(15,153)	$3,142	$147	$531,689
(1) Acquisition of businesses during the year ended December 31, 2017 includes the acquisition of Velocity by the Company in June 2017, and add-on acquisitions at Clean Earth in March 2017, Velocity Outdoor in July 2017 and Sterno in August 2017.
(2) Arnold had three reporting units, PMAG, Precision Thin Metals and Flexmag with goodwill balances of $15.6 million, $6.5 million and $4.8 million, respectively.
(3) Represents goodwill resulting from purchase accounting adjustments not “pushed down” to the ACI segment. This amount is allocated back to the ACI segment for purposes of goodwill impairment testing.
(4) Represents the final settlement related to Sterno's acquisition of Sterno Home Inc. ("Sterno Home", formerly NII).
Approximately $112.6 million of goodwill is deductible for income tax purposes at December 31, 2018.
2018 Annual Impairment Testing
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
2017 Interim Impairment Testing
Manitoba Harvest
The Company performed quantitative testing during the 2017 annual impairment testing for Manitoba Harvest. As a result of operating results that were below forecasted amounts, as well as a failure of the financial covenants associated with the intercompany credit facility, we determined that a triggering event had occurred at Manitoba Harvest in the fourth quarter of 2017. We performed impairment testing of the goodwill and indefinite lived tradename at December 31, 2017. For the quantitative impairment test at Manitoba, we utilized an income approach. The weighted average cost of capital used in the income approach at Manitoba was 11.7%. Results of the quantitative testing of Manitoba Harvest indicated that the carrying value of Manitoba Harvest exceeded its fair value by $6.3 million, and the Company recorded $6.2 million (after the effect of foreign currency translation) as impairment expense at December 31, 2017. For the indefinite lived trade name, quantitative testing of the Manitoba Harvest tradename indicated that the carrying value exceeded its fair value by $2.3 million, and the Company recorded $2.3 million (after the effect of foreign currency translation) of impairment expense at December 31, 2017.

2017 Annual Goodwill Impairment Testing
For the reporting units that were tested qualitatively for the 2017 annual impairment testing, the results of the qualitative analysis indicated that the fair value exceeded their carrying value. At March 31, 2017, we determined that the Manitoba Harvest reporting unit required further quantitative testing because we could not conclude that the fair value of the reporting unit exceeds its carrying value based on qualitative factors alone. The Company utilized an income approach to perform the quantitative testing at Manitoba Harvest. The weighted average cost of capital used in the income approach for Manitoba Harvest was 12.0%. Results of the Step 1 quantitative testing of Manitoba Harvest indicated that the fair value of Manitoba Harvest exceeded its carrying value by 15.0%. Manitoba Harvest's goodwill balance as of the date of the annual impairment testing was approximately $44.5 million.
2016 Interim Goodwill Impairment Testing
Arnold
As a result of decreases in forecasted revenue, operating income and cash flows at Arnold, as well as a shortfall in revenue and operating income during the latter half of 2016 as compared to budgeted amounts, the Company determined that it was necessary to perform interim goodwill impairment testing on each of the three reporting units at Arnold at December 31, 2016. Based on the results of the valuation, the fair value of the Flexmag and PTM reporting units exceeded the carrying amount, therefore no additional goodwill testing was required. The results of the quantitative test for the PMAG unit indicated a potential impairment of goodwill and the Company performed the second step of goodwill impairment testing to determine the amount of impairment of the PMAG reporting unit.
In the first test of goodwill impairment testing, we compared the fair value of each reporting unit to its carrying amount. For the Arnold reporting units, we estimated the fair value of the reporting unit using an income approach, whereby we estimate the fair value of a reporting unit based on the present value of future cash flows. Cash flow projections are based on Management's estimate of revenue growth rates and operating margins and take into consideration industry and market conditions as well as company and reporting unit specific economic factors. The discount rate used was based on the weighted average cost of capital adjusted for the relevant risk associated with the business specific characteristics and the uncertainty associated with the reporting unit's ability to execute on the projected cash flows. For the quantitative impairment testing for Arnold's reporting units, we used only an income approach because we determined that the guideline public company comparables for PMAG, PTM, and Flexmag were not representative of these three reporting units. In the income approach, we used a weighted average cost of capital of 12.5% for PMAG, 13.0% for PTM and 12% for Flexmag.
The Company had not completed the testing for PMAG at December 31, 2016, and recorded an estimated impairment loss for PMAG of $16 million based on a range of impairment loss. During the first quarter of 2017, the Company recorded an additional $8.9 million of goodwill impairment after the results of the testing indicated total goodwill impairment of the PMAG reporting unit of $24.9 million. The impairment was higher than the initial estimate at December 31, 2016 due primarily to the valuation of PMAG's property, plant and equipment during the valuation exercise.
2016 Annual Goodwill Impairment Testing
For the reporting units that were tested qualitatively for the 2017 annual impairment testing, the results of the qualitative analysis indicated that the fair value exceeded their carrying value. At March 31, 2016, we determined that the Tridien reporting unit (which is reported as a discontinued operations in the accompanying financial statements after the sale of the reporting unit in September 2016) required further quantitative testing because we could not conclude that the fair value of the reporting unit exceeds its carrying value based on qualitative factors alone. Results of the quantitative testing of Tridien indicated that the fair value of Tridien exceeded its carrying value.
The following is a summary of the net carrying amount of goodwill at December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Goodwill - gross carrying amount	$684,823	$562,842
Accumulated impairment losses	(31,153)	(31,153)
Goodwill - net carrying amount	$653,670	$531,689

Intangible Assets
Intangible assets are comprised of the following (in thousands):

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Lives
Customer relationships	$545,471	$(140,395)	$405,076	$338,719	$(102,271)	$236,448	13
Technology and patents	91,676	(27,454)	64,222	49,075	(22,492)	26,583	13
Trade names, subject to amortization	209,080	(37,222)	171,858	182,976	(22,518)	160,458	15
Licensing and non-compete agreements	8,205	(6,972)	1,233	7,965	(6,488)	1,477	5
Permits and airspace (1)	127,146	(41,291)	85,855	115,230	(31,026)	84,204	13
Distributor relations and other	726	(726)	—	726	(646)	80	5
	982,304	(254,060)	728,244	694,691	(185,441)	509,250
Trade names, not subject to amortization	70,410	—	70,410	71,267	—	71,267
Total intangibles, net	$1,052,714	(254,060)	798,654	$765,958	$(185,441)	$580,517
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
The Company’s amortization expense of intangible assets for the years ended December 31, 2018, 2017 and 2016 totaled $68.1 million, $52.0 million and $35.1 million, and respectively.
Estimated charges to amortization expense of intangible assets over the next five years, is as follows, (in thousands):

2019	$73,322
2020	72,121
2021	71,458
2022	69,796
2023	69,399
$356,096

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
Clean Earth
Clean Earth recognized a loss on disposal of assets of $3.3 million during the fourth quarter of 2016 related to the closure of the Clean Earth’s Williamsport, Pennsylvania site which processed hazardous waste water. The loss was comprised of intangible assets specific to the Williamsport location ($1.9 million), as well as equipment ($1.4 million) that could not be repurposed to other sites at the time of the closing of the facility.

Note H – Debt
Financing Arrangements
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
Under the 2018 Revolving Credit Facility, an aggregate amount of up to $100.0 million in letters of credit may be issued, as well as swing line loans of up to $25 million outstanding at one time. The issuance of such letters of credit and the making of any swing line loan would reduce the amount available under the 2018 Revolving Credit Facility. The Company will pay (i) commitment fees on the unused portion of the 2018 Revolving Credit Facility ranging from 0.45% to 0.60% per annum based on its Consolidated Leverage Ratio, (ii) quarterly letter of credit fees, and (iii) administrative and agency fees.
2014 Credit Facility
The 2014 Credit Facility, as amended, provided for (i) a revolving credit facility of $550 million (the “2014 Revolving Credit Facility”), (ii) a $325 million term loan (the “2014 Term Loan Facility”) and iii) a $250 million incremental term loan.
Senior Notes
On April 18, 2018, the Company consummated the issuance and sale of $400 million aggregate principal amount of its 8.000% Senior Notes due 2026 (the “Notes” or "Senior Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons under Regulation S under the Securities Act. The Company used the net proceeds from the sale of the Notes to repay debt under its existing credit facilities in connection with a concurrent refinancing transaction described above. The Notes were issued pursuant to an indenture, dated as of April 18, 2018 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee.
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
The following table provides the Company’s debt holdings at December 31, 2018 and December 31, 2017:

	December 31,
(in thousands):	2018	2017
Senior Notes	$400,000	$—
Revolving Credit Facility	228,000	42,000
Term Loan Facility	496,250	559,973
Less: unamortized discounts and debt issuance costs	(20,379)	(11,941)
Total debt	$1,103,871	$590,032
Less: Current portion, term loan facilities	(5,000)	(5,685)
Long-term debt	$1,098,871	$584,347
Annual maturities of the Company's debt obligations are as follows (in thousands):

2019	$5,000
2020	5,000
2021	5,000
2022	5,000
2023	233,000
2024 and thereafter	867,419
$1,120,419

Debt Issuance Costs
Deferred debt issuance costs represent the costs associated with the issuance of the Company's financing arrangements. The Company paid $7.0 million in debt issuance costs related to the Senior Notes issuance, comprised of bank fees, rating agency fees and professional fees. The 2018 Credit Facility was categorized as a debt modification, and the Company incurred $8.4 million of debt issuance costs, $7.8 million of which were capitalized and will be amortized over the life of the related debt instrument, and $0.6 million that were expensed as costs incurred. The Company recorded additional debt modification expense of $0.6 million to write off previously capitalized debt issuance costs. Since the Company can borrow, repay and reborrow principal under the 2018 Revolving Credit Facility, the debt issuance costs associated with the 2014 and 2018 Revolving Credit Facility have been classified as other non-current assets in the accompanying consolidated balance sheet. The original issue discount and the debt issuance costs associated with the 2018 Term Loan and Senior Notes are classified as a reduction of long-term debt in the accompanying consolidated balance sheet.

The following table summarizes debt issuance costs at December 31, 2018 and December 31, 2017, and the balance sheet classification in each of the periods presents (in thousands):

	December 31,
	2018	2017
Deferred debt issuance costs	$24,609	$21,491
Accumulated amortization	(2,807)	(10,250)
Deferred debt issuance costs, net	$21,802	$11,241

Balance sheet classification:
Other noncurrent assets	$5,254	$2,784
Long-term debt	16,548	8,458
	$21,802	$11,241
Covenants
The Company is subject to certain customary affirmative and restrictive covenants arising under the 2018 Credit Facility. The following table reflects required and actual financial ratios as of December 31, 2018 included as part of the affirmative covenants in the 2018 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Fixed Charge Coverage Ratio	Greater than or equal to 1.50: 1.00	2.81:1.00
Total Secured Debt to EBITDA Ratio	Less than or equal to 3.50: 1.00	2.54:1.00
Total Debt to EBITDA Ratio	Less than or equal to 5.00: 1.00	3.96:1.00
A breach of any of these covenants will be an event of default under the 2018 Credit Facility. Upon the occurrence of an event of default under the 2018 Credit Facility, the 2018 Revolving Credit Facility may be terminated, the 2018 Term Loan Facility and all outstanding loans and other obligations under the 2018 Credit Facility may become immediately due and payable and any letters of credit then outstanding may be required to be cash collateralized, and the Agent and the Lenders may exercise any rights or remedies available to them under the 2018 Credit Facility. Any such event would materially impair the Company’s ability to conduct its business. As of December 31, 2018, the Company was in compliance with all covenants as defined in the 2018 Credit Agreement.
Letters of credit
The 2018 Credit Facility allows for letters of credit in an aggregate face amount of up to $100.0 million. Letters of credit outstanding at December 31, 2018 totaled $0.3 million and at December 31, 2017 totaled $0.6 million. Letter of credit fees recorded to interest expense were immaterial in 2018 and totaled $0.1 million in each of the years ended December 31, 2017 and 2016.
Interest hedge
The Company entered into an interest rate swap on $220 million of outstanding debt on our Term Loan Facility for a period from April 2016 through June 2021. Refer to "Note I - Derivative Instruments and Hedging Activities" for further information on the interest rate derivative entered into as part of the Term Loan Facility.

Interest expense
The following details the components of interest expense in each of the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
(in thousands)	2018	2017	2016
Interest on credit facilities	$32,414	$23,940	$19,861
Interest on Senior Notes	22,489	—	—
Unused fee on Revolving Credit Facility	1,630	2,856	1,947
Amortization of original issue discount	729	1,037	802
Unrealized (gains) losses on interest rate derivatives	(2,251)	(648)	1,539
Letter of credit fees	8	70	108
Other, net	558	368	394
Interest expense, net	$55,577	$27,623	$24,651

Average daily balance outstanding - credit facilities	$721,643	$597,114	$477,656
Effective interest rate - credit facilities	4.6%	4.7%	5.2%

Note I — Derivative Instruments and Hedging Activities
Interest Rate Swap
On September 16, 2014, the Company purchased an interest rate swap (the "Swap") with a notional amount of $220 million. The Swap is effective April 1, 2016 through June 6, 2021, the original termination date of our 2014 Term Loan. The interest rate swap agreement requires the Company to pay interest rates on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At December 31, 2018 and 2017, the Swap had a fair value loss of $2.1 million and $6.1 million, respectively, principally reflecting the present value of future payments and receipts under the agreement.
The following table reflects the classification of the Swap on the Consolidated Balance Sheets at December 31, 2018 and 2017 (in thousands):

	Year ended December 31,
	2018	2017
Other current liabilities	$582	$2,468
Other non-current liabilities	1,490	3,639
Total fair value	$2,072	$6,107
The Company did not elect hedge accounting for the above derivative transaction associated with the Credit Facility and changes in fair value are included in interest expense on the consolidated statement of operations.
Foreign Currency Contracts
The Company's Arnold operating segment from time to time will use forward contracts and options to hedge the value of the Eurodollar against the Swiss Franc or the British Pound Sterling. Mark-to-market gains and losses on these instruments were not material to the consolidated results during each of the years ended December 31, 2018, 2017 or 2016. At December 31, 2017, these contracts had notional values of €0.3 million, and maturity dates within three months of year end. At December 31, 2018, Arnold had no currency contracts outstanding.
Note J – Defined Benefit Plan
In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets at December 31, 2018 and 2017:

	December 31,
(in thousands)	2018	2017
Change in benefit obligation:
Benefit obligation, beginning of year	$14,753	$13,804
Service cost	536	534
Interest cost	96	94
Actuarial (gain)/loss	(239)	(59)
Plan amendment	(21)	—
Employee contributions and transfer	365	319
Benefits paid	(417)	(555)
Foreign currency translation	(56)	616
Benefit obligation	$15,017	$14,753
Change in plan assets:
Fair value of assets, beginning of period	$11,132	$10,549
Actual return on plan assets	224	348
Company contribution	4	7
Employee contributions and transfer	365	319
Benefits paid	(417)	(555)
Foreign currency translation	(56)	464
Fair value of assets	11,252	11,132
Funded status	$(3,765)	$(3,621)
The unfunded liability of $3.8 million and $3.6 million at December 31, 2018 and 2017, respectively, is recognized in the consolidated balance sheet within other non-current liabilities. Net periodic benefit cost consists of the following:

	Year ended December 31,
(in thousands)	2018	2017	2016

Service cost	$536	$534	$409
Interest cost	96	94	130
Expected return on plan assets	(156)	(155)	(147)
Amortization of unrecognized loss	197	250	165
Net periodic benefit cost	$673	$723	$557
Assumptions used to determine the benefit obligations and components of the net periodic benefit cost at December 31, 2018 and 2017:

	December 31,
	2018	2017

Discount rate	0.88%	0.65%
Expected return on plan assets	1.20%	1.40%
Rate of compensation increase	1.00%	1.00%
The Company considers the historical level of long-term returns and the current level of expected long-term returns for the plan assets, as well as the current and expected allocation of assets when developing its expected long-term rate of return on assets assumption. The assumptions used for the plan are based upon customary rates and practices for the location of the Company.
Arnold expects to contribute approximately $0.4 million to the defined benefit plan in 2019.

The following presents the benefit payments which are expected to be paid for the plan in each year indicated (in thousands):

2019	$809
2020	1,323
2021	740
2022	662
2023	538
Thereafter	3,905
$7,977
Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and providing adequate liquidity to meet immediate and future benefit payment requirements.
The assets of the plan are reinsured in their entirety with Swiss Life Ltd. (“Swiss Life”) within the framework of the corresponding contracts with Swiss Life Collective BVG Foundation and Swiss Life Complementary Foundation. The assets are guaranteed by the insurance company and pooled with the assets of other participating employers. The allocation of pension plan assets by category in Swiss Life’s group life portfolio is as follows at December 31, 2018:

Certificates of deposit and cash and cash equivalents	62%
Fixed income bonds and securities	8%
Equities and investment funds	12%
Real estate	17%
Other investments	1%
100%
The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at December 31, 2018 and 2017 were considered Level 3.
Note K — Stockholders' Equity
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
Series B Preferred Shares
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018, at a rate per annum of 7.875%. Distributions on the Series B Preferred Shares are cumulative and at December 31, 2018, $1.3 million of Series B distributions are accumulated and unpaid. Unless full cumulative distributions on the Series B Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series B Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series B Preferred Shares are not convertible into

Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series B Preferred Shares. The Series B Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after April 30, 2028, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series B Preferred Shares will have no right to require the redemption of the Series B Preferred Shares and there is no maturity date.
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
There were no allocation payments made to the Allocation Interest Holders in 2018. The following is a summary of the profit allocation payments made to the Allocation Interest Holders during each of the year ended December 31, 2017 and 2016:
Year ended December 31, 2017

•
The Company's board of directors approved and declared a profit allocation payment in the fourth quarter of 2016 to the Allocation Interest Holders of $13.4 million related to the FOX November Offering (refer to Note P - "Investment"). This amount was recorded as "Due to related parties" in the accompanying balance sheet at December 31, 2016, and was paid in the first quarter of 2017.

•	$25.8 million paid in the second quarter of 2017 resulting from the sale of FOX shares in March 2017 (refer to Note P - "Investment") which qualified as a Sale Event under the Company's LLC Agreement.
Year ended December 31, 2016

•	$8.6 million paid in the second quarter as a result of a Sale Event related to the sale of FOX shares in March 2016 (refer to "Note P - Investment");

•
$8.2 million paid in the third quarter as a result of the five year ownership holding period of our ACI business. The payment is in respect of its positive contribution-based profit during the five years ended June 30, 2016;

•
$7.0 million paid in the fourth quarter as a result of a Sale Event related to the sale of FOX shares in August 2016 (refer to "Note P - Investment") and the sale of Tridien in September 2016 (refer to "Note Q - Discontinued Operations"). Under the terms of the Company's LLC Agreement, the Company offset the profit allocation distribution resulting from the FOX Sale Event by the negative profit allocation amount from the Tridien Sale Event, resulting in a net distribution to the Allocation Member;

Reconciliation of net income (loss) available to common shares of Holdings
The following table reconciles net loss attributable to Holdings to net loss attributable to the common shares of Holdings:

	Year ended December 31,
(in thousands)	2018	2017	2016

Net income (loss) from continuing operations attributable to Holdings	$(6,960)	$27,651	$51,788

Less: Distributions paid - Allocation Interests	—	39,188	23,779
Less: Distributions paid - Preferred Shares	12,179	2,457	—
Less: Accrued distributions - Preferred Shares	1,334	—	—

Net income (loss) from continuing operations attributable to common shares of Holdings	$(20,473)	$(13,994)	$28,009
Earnings per share
Basic and diluted earnings per share for the fiscal year ended December 31, 2018, 2017 and 2016 is calculated as follows:

	2018	2017	2016
Income (loss) from continuing operations attributable to common shares of Holdings	$(20,473)	$(13,994)	$28,009
Less: Effect of contribution based profit—Holding Event	5,893	12,726	2,862
Income (loss) from Holdings attributable to common shares	$(26,366)	$(26,720)	$25,147

Income from discontinued operations attributable to Holdings	$1,258	$340	$2,898
Less: Effect of contribution based profit	—	—	—

Income from discontinued operations of Holdings attributable to common shares	$1,258	$340	$2,898

Basic and diluted weighted average common shares of Holdings outstanding	59,900	59,900	54,591

Basic and fully diluted income (loss) per common share attributable to Holdings
Continuing operations	$(0.44)	$(0.45)	$0.46
Discontinued operations	$0.02	$0.01	$0.05
	$(0.42)	$(0.44)	$0.51
Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares:

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date
		(in thousands)
Trust Common Shares:
October 1, 2018 - December 31, 2018 (1)	$0.36	$21,564	January 17, 2019	January 24, 2019
July 1, 2018 - September 30, 2018	$0.36	$21,564	October 18, 2018	October 25, 2018
April 1, 2018 - June 30, 2018	$0.36	$21,564	July 19, 2018	July 26, 2018
January 1, 2018 - March 31, 2018	$0.36	$21,564	April 19, 2018	April 26, 2018
October 1, 2017 - December 31, 2017	$0.36	$21,564	January 19, 2018	January 25, 2018
July 1, 2017 - September 30, 2017	$0.36	$21,564	October 19, 2017	October 26, 2017
April 1, 2017 - June 30, 2017	$0.36	$21,564	July 20, 2017	July 27, 2017
January 1, 2017 - March 31, 2017	$0.36	$21,564	April 20, 2017	April 27, 2017
October 1, 2016 - December 31, 2016	$0.36	$21,564	January 19, 2017	January 26, 2017
July 1, 2016 - September 30, 2016	$0.36	$21,564	October 20, 2016	October 27, 2016
April 1, 2016 - June 30, 2016	$0.36	$21,564	July 21, 2016	July 28, 2016
January 1, 2016 - March 31, 2016	$0.36	$21,564	April 22, 2016	April 28, 2016

Series A Preferred Shares:
October 30, 2018 - January 29, 2019 (1)	$0.453125	$1,813	January 15, 2019	January 30, 2019
July 30, 2018 - October 29, 2018	$0.453125	$1,813	October 15, 2018	October 30, 2018
April 30, 2018 - July 29, 2018	$0.453125	$1,813	July 16, 2018	July 30, 2018
January 30, 2018 - April 29, 2018	$0.453125	$1,813	April 15, 2018	April 30, 2018
October 30, 2017 - January 29, 2017	$0.453125	$1,813	January 15, 2018	January 30, 2018
June 28, 2017 - October 29, 2017	$0.61423611	$2,457	October 15, 2017	October 30, 2017

Series B Preferred Shares:
October 30, 2018 - January 29, 2019 (1)	$0.4921875	$1,969	January 15, 2019	January 30, 2019
July 30, 2018 - October 29, 2018	$0.4921875	$1,969	October 15, 2018	October 30, 2018
March 13, 2018 - July 29, 2018	$0.74	$2,960	July 16, 2018	July 30, 2018
(1) This distribution was     declared on January 3, 2019.

Note L — Income Taxes
Compass Diversified Holdings and Compass Group Diversified Holdings LLC are classified as partnerships for U.S. Federal income tax purposes and are not subject to income taxes. Each of the Company’s majority owned subsidiaries are subject to Federal, state and in some cases, foreign income taxes. On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21% and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. The Company made a reasonable estimate of the effects of the Tax Act on its existing deferred tax balances and the one-time transition tax as of December 31, 2017. The Company substantially completed its accounting for the revaluation of its net U.S. federal deferred tax liabilities and recorded a tax benefit of approximately $34.7 million in the fourth quarter of 2017. The one-time transition tax under the Tax Act is based on earnings and profits ("E&P) that were previously deferred from U.S. income taxes. For the year ended December 31, 2017, the provision for income taxes included provisional tax expense of $4.9 million related to the one-time transition tax liability of our foreign subsidiaries. The Company completed the calculation of the total E&P for these foreign subsidiaries during 2018 and recorded additional adjustments to the provisional amounts of $0.4 million that is recognized as a component of the provision for income taxes in the year ended December 31, 2018.
The Tax Act also subjects the Company to tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. The Company has elected to account for GILTI as a period cost in the year the tax is incurred.
Components of the Company's pretax income (loss) before taxes are as follows:

	Year ended December 31,
(in thousands)	2018	2017	2016

Domestic (including U.S. exports)	$(4,118)	$(13,276)	$63,782
Foreign subsidiaries	7,618	5,869	(564)
	$3,500	$(7,407)	$63,218
Components of the Company’s income tax provision (benefit) are as follows:

	Year ended December 31,
(in thousands)	2018	2017	2016

Current taxes
Federal	$8,501	$10,293	$12,994
State	2,684	2,221	2,486
Foreign	4,835	6,236	3,857
Total current taxes	16,020	18,750	19,337
Deferred taxes:
Federal	(3,493)	(55,299)	(5,816)
State	(3,032)	(1,712)	(1,357)
Foreign	(2,947)	(2,418)	(2,695)
Total deferred taxes	(9,472)	(59,429)	(9,868)
Total tax provision	$6,548	$(40,679)	$9,469

The tax effects of temporary differences that have resulted in the creation of deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are as follows:

	December 31,
(in thousands)	2018	2017

Deferred tax assets:
Tax credits	$4,369	$5,035
Accounts receivable and allowances	1,676	1,134
Net operating loss carryforwards	33,355	27,631
Accrued expenses	7,311	5,789
Interest expense limitation carryforwards	6,190	—
Other	9,168	5,174
Total deferred tax assets	$62,069	$44,763
Valuation allowance (1)	(6,904)	(5,912)
Net deferred tax assets	$55,165	$38,851
Deferred tax liabilities:
Intangible assets	$(101,539)	$(102,581)
Property and equipment	(27,539)	(17,060)
Repatriation of foreign earnings	(38)	(68)
Prepaid and other expenses	(1,008)	(191)
Total deferred tax liabilities	$(130,124)	$(119,900)
Total net deferred tax liability	$(74,959)	$(81,049)

(1)	Primarily relates to the 5.11 and Arnold operating segments.
For the years ending December 31, 2018 and 2017, the Company recognized approximately $130.1 million and $119.9 million, respectively in deferred tax liabilities. A significant portion of the balance in deferred tax liabilities reflects temporary differences in the basis of property and equipment and intangible assets related to the Company’s purchase accounting adjustments in connection with the acquisition of certain of its businesses. For financial accounting purposes the Company has recognized a significant increase in the fair values of the intangible assets and property and equipment in certain of the businesses it acquired. For income tax purposes the existing, pre-acquisition tax basis of the intangible assets and property and equipment is utilized. In order to reflect the increase in the financial accounting basis over the existing tax basis, a deferred tax liability was recorded. This liability will decrease in future periods as these temporary differences reverse but may be replaced by deferred tax liabilities generated as a result of future acquisitions.
A valuation allowance relating to the realization of foreign tax credits and the limitation on the deduction of interest expense of $6.9 million was provided at December 31, 2018 and a valuation allowance related to the realization of foreign tax credits of $5.9 million was provided at December 31, 2017. A valuation allowance is provided whenever it is more likely than not that some or all of deferred assets recorded may not be realized. For taxable years beginning after December 31, 2017, a deduction for interest will generally be allowed for any entity only up to 30% of adjusted taxable income (determined without regard to interest income or expense) plus the amount of interest income. The provision will not limit the deduction of interest by the Company for 2018 but it did have an impact the deduction for certain of the portfolio companies, resulting in an additional valuation allowance for deferred tax assets of $2.1 million.

The reconciliation between the Federal Statutory Rate and the effective income tax rate for 2018, 2017 and 2016 are as follows:

	Year ended December 31,
	2018	2017	2016
United States Federal Statutory Rate	21.0%	(35.0)%	35.0%
State income taxes (net of Federal benefits)	(22.0)	(6.5)	0.6
Foreign income taxes	23.0	(18.4)	1.5
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	84.6	(3.3)	3.6
Effect of (gain) loss on equity method investment	—	26.6	(41.2)
Impact of subsidiary employee stock options	1.7	9.9	1.3
Domestic production activities deduction	—	(8.4)	(0.9)
Non-deductible acquisition costs	3.1	4.6	1.9
Impairment expense	—	69.4	—
Effect of undistributed foreign earnings	—	(18.7)	4.2
Non-recognition of NOL carryforwards at subsidiaries	27.9	(18.1)	3.6
Adjustments to uncertain tax positions (2)	—	(124.0)	—
Utilization of tax credits	(15.9)	(40.1)	(0.7)
Effect of Tax Act - GILTI tax	49.5	—	—
Effect of Tax Act - remeasurement of deferred tax assets and liabilities (3)	0.5	(468.0)	—
Effect of Tax Act - transition tax on non-U.S. subsidiaries' earnings(3)	10.0	65.6	—
Other	3.7	15.2	6.1
Effective income tax rate	187.1%	(549.2)%	15.0%

(1)	The effective income tax rate for each of the years presented includes losses at the Company’s parent, which is taxed as a partnership.

(2)
Represents the effect of the reversal of an uncertain tax position at our 5.11 business that existed as of the acquisition date and was settled during the fourth quarter of 2017, resulting in a tax benefit of $9.2 million in our 2017 tax provision.

(3)
The effect of the enactment of the Tax Act on our tax provision for the year ended December 31, 2017 was a benefit of $34.7 million related to the reduction in the U.S. federal corporate income tax rate from 35% to 21%, and tax expense of $4.9 million related to the one-time transition tax liability of our foreign subsidiaries. Our loss before income taxes for 2017 was $7.4 million, and as a result, the effect from the Tax Act on the reconciliation in the table above for the year ended December 31, 2017 was significant.

A reconciliation of the amount of unrecognized tax benefits for 2018, 2017 and 2016 are as follows (in thousands):

Balance at January 1, 2016	$389
Additions for current years’ tax positions	64
Additions for prior years’ tax positions (1)	10,150
Reductions for prior years’ tax positions	(16)
Reductions for settlements	—
Reductions for expiration of statute of limitations	(87)
Balance at December 31, 2016	$10,500
Additions for current years’ tax positions	96
Additions for prior years’ tax positions	23
Reductions for prior years’ tax positions (1)	(9,397)
Reductions for settlements	—
Reductions for expiration of statute of limitations	(87)
Balance at December 31, 2017	$1,135

Additions for current years’ tax positions	50
Additions for prior years’ tax positions	4
Reductions for prior years’ tax positions	(18)
Reductions for settlements	—
Reductions for expiration of statute of limitations	(99)
Balance at December 31, 2018	$1,072
(1) The increase in prior year tax positions during the year ended December 31, 2016 related to an unrecognized tax benefit at the Company's 5.11 business, which was acquired in August 2016. The uncertainty was resolved in the fourth quarter of 2017 and the amount was reversed.
Included in the unrecognized tax benefits at December 31, 2018 and 2017 is $1.1 million and $1.0 million, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate. The Company accrues interest and penalties related to uncertain tax positions. The amounts accrued at December 31, 2018, 2017 and 2016 are not material to the Company. Such amounts are included in the provision (benefit) for income taxes in the accompanying consolidated statements of operations. The change in the unrecognized tax benefit during 2017 and 2016 resulted from the acquisition of 5.11. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, we do not expect the change to have a significant impact on the consolidated results of operations or financial position.
Each of the Company’s businesses file U.S. Federal, state and foreign income tax returns in multiple jurisdictions with varying statutes of limitations. The 2014 through 2018 tax years generally remain subject to examinations by the taxing authorities.
Note M — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2018 and 2017 (in thousands):

	Fair Value Measurements at December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	(173)	—	—	(173)
Contingent consideration - acquisitions (2)	(4,374)	—	—	(4,374)
Interest rate swap	(2,072)	—	(2,072)	—
Total recorded at fair value	$(6,619)	$—	$(2,072)	$(4,547)

(1)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition in 2010 and the 5.11 acquisition in 2016.

(2)	Represents potential earn-out payable as additional purchase price consideration by Velocity Outdoor in connection with the acquisition of Ravin.

	Fair Value Measurements at December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	(178)	—	—	(178)
Interest rate swap	(6,107)	—	(6,107)	—
Total recorded at fair value	$(6,285)	$—	$(6,107)	$(178)

(1)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition in 2010 and the 5.11 acquisition in 2016.

A reconciliation of the change in the carrying value of the Company’s Level 3 fair value measurements is as follows:

	Year ended December 31,
(in thousands)	2018	2017

Balance at January 1st	$(178)	$(5,010)
Contingent consideration - Sterno Home	—	(382)
Contingent consideration - Rimports	(4,800)	—
Contingent consideration - Ravin	(4,734)	—
Payment of contingent consideration - Sterno Home	—	475
(Increase) decrease in the fair value of put option of noncontrolling shareholders - Liberty	—	8
(Increase) decrease in the fair value of put option of noncontrolling shareholder - 5.11	5	(5)
Adjustment to Ravin contingent consideration	360	—
Reversal of contingent consideration - Rimports	4,800	—
Reversal of contingent consideration - Baby Tula	—	3,780
Reversal of contingent consideration - Sterno Home	—	956
Balance at December 31st	$(4,547)	$(178)
Valuation Techniques
Options of noncontrolling shareholders
The put options of noncontrolling shareholders were determined based on inputs that were not readily available in public markets or able to be derived from information available in publicly quoted markets. As such, the Company categorized the put options of the noncontrolling shareholders as Level 3. The primary inputs associated with this valuation are earnings before interest, taxes amortization and depreciation times a multiple established in the shareholder put option agreement, which is used to determine a per share equity value for the shares that can be put back to the Company. The per share equity value of the Liberty put option is discounted for liquidity and marketability, as well as the probability of a triggering event. An increase or decrease in these primary inputs would not have a material impact on the determination of the fair value of these put options. As a result of the Liberty recapitalization (refer to "Note N - Noncontrolling Interest" for a description of the transaction), the number of shares that can be put back to the Company by the noncontrolling shareholders increased, resulting in an increase in the fair value of the put option.
Interest rate swap
The Company’s derivative instruments at December 31, 2018 consisted of an over-the-counter interest rate swap contract which is not traded on a public exchange. The fair value of the Company’s interest rate swap contract was determined based on inputs that were readily available in public markets or could be derived from information available in publicly quoted markets. As such, the Company categorized the swap as Level 2. Changes in the fair value of the interest rate swap liability during the year ended December 31, 2018 were expensed to interest expense on the consolidated statement of operations. Refer to "Note I - Derivative Instruments and Hedging Activities" for further information.
Contingent Consideration
For certain acquisition of businesses that the Company or its subsidiaries make, a portion of the acquisition price will be contingent consideration. The following is a summary of the contingent consideration arrangements entered into by the Company's subsidiaries in the prior three years and the valuation methodologies:

•
Sterno entered into a contingent consideration arrangement in connection with their purchase of Rimports in February 2018. The purchase price of Rimports includes a potential earn-out of up to$25 million contingent on the attainment of certain future performance criteria of Rimports for the twelve-month period from May 1, 2017 to April 30, 2018 and the fourteen month period from March 1, 2018 to April 30, 2019. The fair value of the contingent consideration was estimated at $4.8 million at acquisition date and was calculated as the present value of a probability adjusted earnout payment based on the expected term of the payment and a risk-adjusted discount rate. At December 31, 2018, the Company determined that the probability of achieving the earn-out was zero and therefore reversed the amount that was recorded as part of the purchase consideration.

•
Velocity Outdoor entered into a contingent consideration arrangement in connection with their purchase of Ravin Crossbows in September 2018. The purchase price of Ravin includes a potential earn-out of up to $25.0 million based on gross profit levels for the trailing twelve month period ending December 31, 2018. The fair value of the contingent consideration was estimated at $4.7 million at acquisition date and was calculated using a risk-adjusted option pricing model. The earnout was adjusted to $4.3 million at December 31, 2018 based on actual results to date. The earn-out is expected to be paid in the second quarter of 2019.

•
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

•
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

2018 Term Loan
At December 31, 2018, the carrying value of the principal under the Company's outstanding 2018 Term Loan, including the current portion, net of original issue discount, was $492.4 million, which approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company's net leverage ratio. The estimated fair value of the outstanding 2018 Term Loan is classified as Level 2 in the fair value hierarchy.
Senior Notes
The Company's Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	December 31, 2018
	Maturity Date	Rate		Carrying Value	Fair Value
Senior Notes	May 1, 2026	8.000%	2	400,000	396,000

Nonrecurring Fair Value Measurements
The following tables provide the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2017 and 2016. Refer to "Note G – Goodwill and Intangible Assets", for a description of the valuation techniques used to determine fair value of the assets measured on a non-recurring basis in the table below. There were no assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2018.

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
(1) Represents the fair value of the respective assets at the Orbit Baby product line, and the Clean Earth Williamsport site. Refer to "Note G - Goodwill and Intangible Assets" for further discussion regarding the impairment and valuation techniques applied.
Note N — Noncontrolling Interest
Noncontrolling interest represents the portion of a majority-owned subsidiary’s net income and equity that is owned by noncontrolling shareholders.
The following tables reflect the Company’s percentage ownership of its businesses, as of December 31, 2018, 2017 and 2016 and related noncontrolling interest balances as of December 31, 2018 and 2017:

	% Ownership (1) December 31, 2018		% Ownership (1) December 31, 2017		% Ownership (1) December 31, 2016
	Primary	Fully Diluted	Primary	Fully Diluted	Primary	Fully Diluted
5.11 Tactical	97.5	88.7	97.5	85.5	97.5	85.1
Ergobaby	81.9	76.4	82.7	76.6	83.5	76.9
Liberty	88.6	85.2	88.6	84.7	88.6	84.7
Manitoba Harvest	76.6	68.1	76.6	67.0	76.6	65.6
Velocity	99.2	91.0	98.8	89.2	n/a	n/a
ACI	69.4	69.2	69.4	69.2	69.4	69.3
Arnold	96.7	79.4	96.7	84.7	96.7	84.7
Clean Earth	97.5	79.8	97.5	79.8	97.5	79.8
Foam Fabricators	100.0	91.5	N/a	N/a	N/a	N/a
Sterno	100.0	88.9	100.0	89.5	100.0	89.5

(1)	The principal difference between primary and fully diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective business.

	Noncontrolling Interest Balances
(in thousands)	December 31, 2018	December 31, 2017
5.11 Tactical	$9,873	$8,003
Velocity	2,523	1,373
Ergobaby	25,362	23,416
Liberty	3,349	3,254
Manitoba Harvest	11,154	11,725
ACI	(1,236)	(5,850)
Arnold	1,176	1,368
Clean Earth	8,888	7,357
Foam Fabricators	848	—
Sterno	(2,067)	2,045
Allocation Interests	100	100
	$59,970	$52,791

The Company's businesses had the following transactions with minority shareholders during the years ended December 31, 2018, 2017 and 2016:
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
Note O — Supplemental Data
Supplemental Balance Sheet Data (in thousands):

Summary of accrued expenses:	December 31,
	2018	2017

Accrued payroll and fringes	$29,368	$23,905
Accrued taxes	6,156	3,441
Income taxes payable	5,788	6,873
Accrued interest	5,773	221
Accrued rebates	11,739	13,516
Warranty payable	1,528	2,197
Accrued inventory	38,177	32,810
Accrued transportation and disposal costs	3,777	4,985
Other accrued expenses	25,127	18,925
Total	$127,433	$106,873

Warranty liability	Year ended December 31,
	2018	2017

Beginning balance	$2,197	$1,258
Accrual	3,531	1,982
Warranty payments	(4,258)	(1,552)
Other (1)	154	509
Ending balance	$1,624	$2,197
(1) Represents warranty liabilities of acquired businesses.

Supplemental Statement of Operations Data (in thousands):

Other income (expense), net	Year ended December 31,
	2018	2017	2016
Foreign currency gain (loss)	$(5,355)	$3,268	$(1,386)
Gain (loss) on sale of capital assets	(605)	47	(1,249)
Other income (expense)	(376)	(681)	(284)
	$(6,336)	$2,634	$(2,919)
Supplemental Cash Flow Statement Data (in thousands):

	Year ended December 31,
	2018	2017	2016

Interest paid	$51,697	$27,754	$22,840
Taxes paid	$16,518	$19,326	$15,324
Note P - Investment
Investment in FOX
Fox Factory Holding Corp. ("FOX"), a former majority owned subsidiary of the Company that is publicly traded on the NASDAQ Stock Market under the ticker "FOXF," is a designer, manufacturer and marketer of high-performance ride dynamic products used primarily for bicycles, side-by-side vehicles, on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, snowmobiles, specialty vehicles and applications, and motorcycles. The Company held a 41%, ownership interest in FOX as of January 1, 2016, and a 14% ownership interest as of January 1, 2017. The investment in FOX was accounted for using the fair value option.
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
The sale of a portion of the Company's FOX shares in March 2016, August 2016, November 2016 and March 2017 qualified as a Sale Event under the Company's LLC Agreement. During the second quarter, the Company's board of directors declared a distribution to the Holders of the Allocation Interests of $8.6 million in connection with the sale of FOX shares in March 2016. The profit allocation payment was made during the quarter ended June 30, 2016. The Company's board of directors declared a distribution to the Holders of the Allocation Interests of $11.6 million in connection with the sale of FOX shares in August 2016. That payment was made, offset by negative profit allocation related to the Sale Event from the Tridien disposition, in the fourth quarter of 2016. The Company's board of directors declared a distribution to the Holders of the Allocation Interests of $13.4 million related to the November 2016 sale of FOX shares in the fourth quarter of 2016. The amount of the distribution was accrued at December 31, 2016 in the line Due to Related Party in the Consolidated Balance Sheets and paid in January 2017. The sale of FOX shares in March 2017 qualified as a Sale Event under the Company's LLC Agreement. In April 2017, with respect to the March 2017 Offering, the Company's board of directors approved and declared a profit allocation payment totaling $25.8 million that was paid in the second quarter of 2017.
Arnold Joint Venture
Arnold is a 50% partner in a China rare earth mine-to-magnet joint venture. Arnold accounts for its activity in the joint venture utilizing the equity method of accounting. Gains and losses from the joint venture were not material for the years ended December 31, 2018, 2017 and 2016.
Note Q — Discontinued Operations
Sale of Tridien
On September 21, 2016, the Company sold its majority owned subsidiary, Tridien, based on an enterprise value of $25 million. After the allocation of sale proceeds to non-controlling interest holders and the payment of transaction expenses, the Company received approximately $22.7 million in net proceeds related to its debt and equity interests in Tridien. The Company recognized a gain of $1.7 million in September 2016 as a result of the sale of Tridien. Approximately $1.6 million of the proceeds received by the Company from the sale of Tridien were reserved as support for the Company's indemnification obligations for future claims against Tridien that the Company may have been liable for under the terms of the Tridien sale agreement. In the second quarter of 2018, all indemnification claims had been settled, and the Company recognized an additional $1.3 million in gain on the sale of Tridien.

Summarized operating results for Tridien for the 2016 through the date of disposition were as follows (in thousands):

(in thousands)	For the period January 1, 2016 through disposition
Net sales	$45,951
Gross profit	7,917
Operating income	437
Income from continuing operations before income taxes	488
Provision for income taxes	15
Income from discontinued operations (1)	$473

(1) The results of operations for the period from January 1, 2016 through the date of disposition, excludes $1.1 million of intercompany interest expense.
Note R — Commitments and Contingencies
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

The future minimum rental commitments at December 31, 2018 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

2019	$28,070
2020	26,090
2021	22,652
2022	18,952
2023	13,058
Thereafter	44,386
$153,208
The Company’s rent expense for the fiscal years ended December 31, 2018, 2017 and 2016 totaled $33.8 million, $23.5 million and $15.9 million, respectively.
Legal Proceedings
In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that any unfavorable outcomes will have a material adverse effect on the Company’s consolidated financial position or results of operations.
Note S — Related Party Transactions
The Company has entered into related party transactions with its Manager, CGM, including the following:

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
Pursuant to the MSA, CGM is entitled to enter into off-setting management service agreements with each of the operating segments. The amount of the fee is negotiated between CGM and the operating management of each segment and is based upon the value of the services to be provided. The fees paid directly to CGM by the segments offset on a dollar for dollar basis the amount due CGM by the Company under the MSA. During the current year, the Company paid CGM $0.4 million representing the management fee due from Manitoba Harvest in 2018. At December 31, 2018, Manitoba Harvest has accrued $0.4 million due to the Company to reimburse us for the management fee paid on their behalf. Additionally, during the third quarter of 2018, CGM waived $0.6 million in management fees attributable to the assets acquired in September related to the acquisitions by Velocity Outdoor and Clean Earth.

For the year ended December 31, 2018, 2017 and 2016, the Company incurred the following management fees to CGM, by entity:

	Year ended December 31,
(in thousands)	2018	2017	2016

5.11	$1,000	$1,000	$333
Ergobaby	500	500	500
Liberty	500	500	500
Manitoba Harvest	350	350	350
Velocity	500	290	n/a
Advanced Circuits	500	500	500
Arnold	500	500	500
Clean Earth	500	500	500
Foam Fabricators	658	n/a	n/a
Sterno	500	500	500
Corporate	38,786	28,053	25,723
	$44,294	$32,693	$29,406
Not included in the table above are management fees paid to CGM by Tridien of $0.2 million in the year ended December 31, 2016. This amount is included in income (loss) from discontinued operations on the consolidated statements of operations.
Approximately $11.4 million and $7.8 million of the management fees incurred were unpaid as of December 31, 2018 and 2017, respectively, and are reflected in Due to related party on the consolidated balance sheets.
LLC Agreement
The LLC agreement gives Holders the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Holders are entitled to receive and as such can elect to receive the positive contribution-based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (Holding Event) and upon the sale of the business (Sale Event). Holders received $63.0 million in distributions related to Sale and Holding Events that occurred during 2017 and 2016. Refer to "Note K - Stockholders' Equity" for a description of the 2017 and 2016 profit allocation payments.
Certain persons who are employees and partners of the Manager, including the Company’s Chief Executive Officer, beneficially own (through Sostratus LLC) 49.0% of the Allocation Interests at December 31, 2018, and 60.4% of the Allocation Interests at December 31, 2017 and 2016. Of the remaining 51.0% at December 31, 2018, 5.0% is held by CGI Diversified Holdings LP, 5.0% is held by the Chairman of the Company’s Board of Directors, and the remaining 41% is held by the former founding partners of the Manager. Of the remaining 39.6% non-voting ownership of the Allocation Interests at December 31, 2017 and 2016, 5.0% was held by CGI Diversified Holdings LP, 5.0% was held by the Chairman of the Company’s Board of Directors, and the remaining 29.6% was held by the former founding partner of the Manager.
Integrations Services Agreements
Foam Fabricators, which was acquired in 2018, Velocity, which was acquired in 2017, 5.11, which was acquired in 2016, and Manitoba Harvest, which was acquired in 2015, entered into Integration Services Agreements ("ISA") with CGM.  The ISA provides for CGM to provide services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act and align the acquired entity's policies and procedures with our other subsidiaries.  Each ISA is for the twelve month period subsequent to the acquisition and is payable quarterly.  5.11 Tactical paid CGM $3.5 million under the agreement ($1.2 million in integration services fees in 2016 and $2.3 million in 2017).  Velocity paid CGM $0.75 million in integration services fees during 2017 and $0.75 million in integration services fees in 2018. Foam Fabricators paid or will pay CGM $2.3 million over the term of the ISA, ($2.0 million in integration service fees in 2018 and $0.3 million in 2019) During the year ended December 31, 2018, 2017 and 2016, CGM received $2.7 million, $3.1 million, and $1.7 million, respectively, in total integration service fees.

Cost Reimbursement and Fees
The Company reimbursed its Manager, CGM, approximately $4.1 million, $3.8 million, and $3.8 million, principally for occupancy and staffing costs incurred by CGM on the Company’s behalf during the years ended December 31, 2018, 2017 and 2016, respectively.
The Company and its businesses have the following significant related party transactions:
FOX
Investment in FOX - The Company purchased a controlling interest in FOX on January 4, 2008. On July 10, 2014, 5,750,000 shares of FOX common stock, held by certain FOX shareholders, including us, were sold in a secondary offering. As a selling shareholder, we sold a total of 4,466,569 shares of FOX common stock. Upon completion of the offering, our ownership in FOX decreased from approximately 53% to 41%, or 15,108,718 shares of FOX’s common stock. We recorded a gain of $264.3 million in July 2014 in connection with the Fox deconsolidation. In March, August and November 2016, through three additional secondary offerings and a share repurchase by FOX, the Company's ownership in the outstanding common stock of FOX was further reduced to 14.0%. In March 2017, FOX closed on a secondary offering through which we sold our remaining 5,108,718 shares in FOX for total net proceeds of $136.1 million, after the underwriter's discount of $8.9 million. Subsequent to the sale of FOX shares in March 2017, we no longer hold an ownership interest in FOX. Refer to "Note P - Investment" for additional information related to the Company's investment in FOX.
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the year ended December 31, 2018, 2017 and 2016 (from the date of acquisition) 5.11 purchased approximately $5.0 million, $5.6 million, and $2.3 million, respectively, in inventory from the vendor.
Liberty
Liberty Recapitalization - Refer to "Note N - Noncontrolling Interest" for additional details with regards to the Liberty recapitalization.
Related Party Vendor Purchases - Liberty purchases inventory raw materials from two vendors who are related parties to Liberty through two of the executive officers of Liberty via the employment of family members at the vendors. During the years ended December 31, 2018, 2017 and 2016, Liberty purchased approximately $2.1 million, $2.1 million and $2.5 million, respectively, in raw materials from the two vendors.
Advanced Circuits
Advanced Circuits Recapitalization - Refer to "Note N - Noncontrolling Interest" for additional details with regards to the Advanced Circuits recapitalization.
Clean Earth
In January 2018, Clean Earth purchased a permit and some tangible property consisting primarily of machinery and equipment from an officer of the company for approximately $2.0 million.
Sterno
Sterno Recapitalization - Refer to "Note N - Noncontrolling Interest" for additional details with regards to the Sterno recapitalization.
Note T – Unaudited Quarterly Financial Data
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

(in thousands)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total revenues	$452,523	$448,700	$429,757	$360,693
Gross profit	147,691	149,704	150,682	126,111
Operating income	20,121	24,254	20,245	4,698
Income (loss) from continuing operations	(6,561)	5,766	(632)	(1,621)
Gain on sale of discontinued operations, net of tax	93	—	1,165	—
Net income (loss) attributable to Holdings	(7,179)	4,726	(908)	(2,341)

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(0.25)	$(0.07)	$(0.12)	$(0.09)
Discontinued operations	$—	$—	$—	$—
Basic and fully diluted income (loss) per share attributable to Holdings	(0.25)	(0.07)	(0.12)	(0.09)

(in thousands)	December 31, 2017 (1)	September 30, 2017	June 30, 2017	March 31, 2017 (2)
Total revenues	$348,199	$323,957	$307,581	$289,992
Gross profit	125,931	117,725	109,720	94,333
Operating income	11,956	14,477	12,183	(11,412)
Income (loss) from continuing operations	44,131	8,356	2,260	(21,475)
Gain on sale of discontinued operations, net of tax	—	—	—	340
Net income (loss) attributable to Holdings	$41,002	$7,706	$888	$(21,605)

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$0.53	$0.10	$(0.45)	$(0.61)
Discontinued operations	—	—	—	0.01
Basic and fully diluted income (loss) per share attributable to Holdings	$0.53	$0.10	$(0.45)	$(0.60)

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

Note U - Subsequent Event
Manitoba Harvest
On February 19, 2019, the Company entered into a definitive agreement (the "Agreement") with Tilray, Inc. ("Tilray") and a wholly-owned subsidiary of Tilray, 1197879 B.C. Ltd. (“Tilray Subco”), to sell to Tilray, Inc., through Tilray Subco, all of the issued and outstanding securities of Manitoba Harvest for total consideration of up to C$419 million. Subject to certain customary adjustments, the shareholders of Manitoba Harvest, including the Company, may receive the following from Tilray as consideration for their shares of Manitoba Harvest: (a) C$150 million in cash to the holders of preferred shares of Manitoba Harvest and the holders of common shares of Manitoba Harvest (“Common Holders”) and C$127.5 million in shares of class 2 Common Stock of Tilray (“Common Stock”) to the Common Holders on the closing date of the sale (the “Closing Date Consideration”), (b) C$50 million in cash and C$42.5 million in Common Stock to the Common Holders on the date that is six months after the closing date of the Arrangement (the “Deferred Consideration”) and (c) C$49 million in Common Stock to the Common Holders, which amount may be reduced, potentially to zero, if Manitoba Harvest fails to attain certain levels of U.S. branded gross sales of edible or topical products containing broad spectrum hemp extracts or cannabidiols prior to December 31, 2019. The cash portion of the Closing Date Consideration will be reduced by the amount of the net indebtedness of Manitoba Harvest on the closing date and transaction expenses expected to be approximately $5 million. The Common Stock consideration is expected to be issued in reliance on the exemption from the registration requirements of the U.S. Securities Act and pursuant to exemptions from applicable securities laws of any state of the United States, such that any shares of Common Stock received by the Common Holders will be freely tradeable. The sale of Manitoba Harvest will occur pursuant to a plan of arrangement under the Business Operations Act (British Columbia). The completion of the plan of arrangement was subject to approval by the British Columbia Supreme Court, which occurred on February 21, 2019. The sale is expected to close as soon as practicable following receipt of court approval.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in thousands)	Balance at beginning of Year	Charge to costs and expense	Other (1)	Deductions	Balance at end of Year
Sales allowance accounts - 2018	$9,995	$3,974	$2,965	$4,317	$12,617
Sales allowance accounts - 2017	$5,511	$15,612	$1,164	$12,292	$9,995
Sales allowance accounts - 2016	$3,445	$4,775	$2,105	$4,814	$5,511

Valuation allowance for deferred tax assets - 2018	$5,912	$1,108	$—	$116	$6,904
Valuation allowance for deferred tax assets - 2017	$7,256	$625	$—	$1,969	$5,912
Valuation allowance for deferred tax assets - 2016	$1,308	$2,266	$3,692	$10	$7,256

(1)	Represents opening allowance balances related to acquisitions made during the period indicated.

S-1

INDEX TO EXHIBITS

Exhibit Number	Description
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
3.10
Second Amended and Restated Operating Agreement of Compass Group Diversified Holdings LLC dated January 9, 2007 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on January 10, 2007 (File No. 000-51937)).

3.11
Third Amended and Restated Operating Agreement of Compass Group Diversified Holdings LLC dated November 1, 2010 (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed on November 8, 2010 (File No. 001-34927)).

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

3.16	Share Designation of Compass Diversified Holdings with respect to Series B Preferred Shares (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on March 13, 2018 (File No. 001-34927)).

3.17
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

4.3	Form of 7.250% Series A Preferred Share Certificate (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on June 28, 2017 (File No. 001-34927)).
4.4	Form of 7.875% Series B Fixed-to-Floating Rate Cumulative Preferred Share Certificate (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on March 13, 2018 (File No. 001-34927)).
4.5
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

10.22
Fifth Amendment to Credit Agreement, dated February 14, 2017, by and among Compass Group Diversified Holdings LLC, the Lenders identified thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.22 of the Form 10-K filed on February 28, 2018 (File No. 001-34927)).

10.23
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