Form 10-Q
period 2019-03-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2019-05-01
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

As of April 30, 2019, there were 59,900,000 Trust common shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2019

NOTE TO READER
In reading this Quarterly Report on Form 10-Q, references to:

•	the "Trust" and "Holdings" refer to Compass Diversified Holdings;

•	the "Company" refer to Compass Group Diversified Holdings LLC;

•	"businesses," "operating segments," "subsidiaries" and "reporting units" refer to, collectively, the businesses controlled by the Company;

•	the "Manager" refer to Compass Group Management LLC ("CGM");

•	the "Trust Agreement" refer to the Second Amended and Restated Trust Agreement of the Trust dated as of December 6, 2016;

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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
(in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,837	$50,749
Accounts receivable, net	263,494	265,234
Inventories	313,910	307,437
Prepaid expenses and other current assets	87,964	35,810
Current assets of discontinued operations	—	21,955
Total current assets	705,205	681,185
Property, plant and equipment, net	203,549	208,661
Operating lease right-of-use assets	103,442	—
Goodwill	611,883	615,893
Intangible assets, net	733,347	745,121
Other non-current assets	12,200	12,008
Non-current assets of discontinued operations	—	109,467
Total assets	$2,369,626	$2,372,335

COMPASS DIVERSIFIED HOLDINGS CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2019	December 31, 2018
(in thousands)	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$91,341	$103,304
Accrued expenses	115,824	123,120
Due to related party	10,609	11,093
Current portion, long-term debt	5,000	5,000
Current portion, operating lease liabilities	19,574	—
Other current liabilities	7,764	7,334
Current liabilities of discontinued operations	—	9,429
Total current liabilities	250,112	259,280
Deferred income taxes	61,023	62,284
Long-term debt	955,395	1,098,871
Operating lease liabilities	90,701	—
Other non-current liabilities	11,614	17,790
Non-current liabilities of discontinued operations	—	14,768
Total liabilities	1,368,845	1,452,993

Commitments and contingencies

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 8,000 shares issued and outstanding at March 31, 2019 at December 31, 2018
Series A preferred shares, no par value; 4,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	96,417	96,417
Series B preferred shares, no par value; 4,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	96,504	96,504
Trust common shares, no par value, 500,000 authorized; 59,900 shares issued and outstanding at March 31, 2019 and December 31, 2018	924,680	924,680
Accumulated other comprehensive loss	(3,517)	(8,776)
Accumulated deficit	(165,490)	(249,453)
Total stockholders’ equity attributable to Holdings	948,594	859,372
Noncontrolling interest	52,187	48,810
Noncontrolling interest of discontinued operations	—	11,160
Total stockholders’ equity	1,000,781	919,342
Total liabilities and stockholders’ equity	$2,369,626	$2,372,335

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2019	2018
Net revenues	$402,489	$344,352
Cost of revenues	266,300	225,186
Gross profit	136,189	119,166
Operating expenses:
Selling, general and administrative expense	93,199	91,300
Management fees	11,082	10,762
Amortization expense	17,040	11,537
Operating income	14,868	5,567
Other income (expense):
Interest expense, net	(18,582)	(6,182)
Loss on sale of securities (refer to Note C)	(5,300)	—
Amortization of debt issuance costs	(927)	(1,098)
Other income (expense), net	(571)	(1,374)
Loss from continuing operations before income taxes	(10,512)	(3,087)
Provision (benefit) for income taxes	403	(1,860)
Loss from continuing operations	(10,915)	(1,227)
Loss from discontinued operations, net of income tax	(586)	(394)
Gain on sale of discontinued operations	121,659	—
Net income (loss)	110,158	(1,621)
Less: Net income from continuing operations attributable to noncontrolling interest	1,300	359
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest	(450)	361
Net income (loss) attributable to Holdings	$109,308	$(2,341)

Amounts attributable to Holdings
Loss from continuing operations	$(12,215)	$(1,586)
Loss from discontinued operations, net of income tax	$(136)	$(755)
Gain on sale of discontinued operations, net of income tax	121,659	—
Net income (loss) attributable to Holdings	$109,308	$(2,341)
Basic income (loss) per common share attributable to Holdings (refer to Note J)
Continuing operations	$(0.31)	$(0.08)
Discontinued operations	2.03	(0.01)
	$1.72	$(0.09)

Basic weighted average number of shares of common shares outstanding	59,900	59,900
Cash distributions declared per Trust common share (refer to Note J)	$0.36	$0.36

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
(in thousands)	2019	2018

Net income (loss)	$110,158	$(1,621)
Other comprehensive income (loss)
Foreign currency translation adjustments	577	(1,023)
Foreign currency amounts reclassified from accumulated other comprehensive income (loss) that increase (decrease) net income:
Disposition of Manitoba Harvest	4,791	—
Pension benefit liability, net	(109)	441
Other comprehensive income (loss)	5,259	(582)
Total comprehensive income (loss), net of tax	$115,417	$(2,203)
Less: Net income attributable to noncontrolling interests	850	720
Less: Other comprehensive income attributable to noncontrolling interests	2	354
Total comprehensive income (loss) attributable to Holdings, net of tax	$114,565	$(3,277)

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares		Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B
Balance — January 1, 2018	$96,417	$—	$924,680	$(145,316)	$(2,573)	$873,208	$41,066	$11,725	$925,999
Net income (loss)	—	—	—	(2,341)	—	(2,341)	359	361	(1,621)
Total comprehensive loss, net	—	—	—	—	(582)	(582)	—	—	(582)
Issuance of Trust preferred shares, net of offering costs	—	96,713	—	—	—	96,713	—	—	96,713
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	2,551	—	2,551
Effect of subsidiary stock option exercise	—	—	—	—	—	—	(6,392)	—	(6,392)
Distributions paid - Trust Common Shares	—	—	—	(21,564)	—	(21,564)	—	—	(21,564)
Distributions paid - Trust Preferred Shares	—	—	—	(1,813)	—	(1,813)	—	—	(1,813)
Balance — March 31, 2018	$96,417	$96,713	$924,680	$(171,034)	$(3,155)	$943,621	$37,584	$12,086	$993,291

Balance — January 1, 2019	$96,417	$96,504	$924,680	$(249,453)	$(8,776)	$859,372	$48,810	$11,160	$919,342
Net income (loss)	—	—	—	109,308	—	109,308	1,300	(450)	110,158
Total comprehensive income, net	—	—	—	—	5,259	5,259	—	—	5,259
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	2,116	89	2,205
Purchase of noncontrolling interest	—	—	—	—	—	—	(39)	—	(39)
Disposition of Manitoba Harvest	—	—	—	—	—	—	—	(10,799)	(10,799)
Distributions paid - Trust Common Shares	—	—	—	(21,564)	—	(21,564)	—	—	(21,564)
Distributions paid - Trust Preferred Shares	—	—	—	(3,781)	—	(3,781)	—	—	(3,781)
Balance — March 31, 2019	$96,417	$96,504	$924,680	$(165,490)	$(3,517)	$948,594	$52,187	$—	$1,000,781
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three months ended March 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income (loss)	$110,158	$(1,621)
Loss from discontinued operations, net of income tax	(586)	(394)
Gain on sale of discontinued operations	121,659	—
Net loss from continuing operations	(10,915)	(1,227)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	10,581	9,104
Amortization expense	17,040	12,208
Amortization of debt issuance costs and original issue discount	1,079	1,353
Unrealized (gain) loss on interest rate swap	1,099	(2,901)
Noncontrolling stockholder stock based compensation	2,116	2,340
Provision for loss on receivables	696	328
Deferred taxes	(1,626)	(3,644)
Other	392	(228)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	958	(3,314)
Inventories	(6,624)	(5,465)
Other current and non-current assets	(2,735)	(4,644)
Accounts payable and accrued expenses	(20,969)	2,879
Cash provided by (used in) operating activities - continuing operations	(8,908)	6,789
Cash used in operating activities - discontinued operations	(28)	(146)
Cash provided by (used in) operating activities	(8,936)	6,643
Cash flows from investing activities:
Acquisitions, net of cash acquired	(878)	(402,770)
Purchases of property and equipment	(7,528)	(12,128)
Payment of interest rate swap	(94)	(706)
Proceeds from sale of business	124,166	—
Other investing activities	1,777	68
Cash provided by (used in) investing activities - continuing operations	117,443	(415,536)
Cash provided by (used in) investing activities - discontinued operations	51,501	(92)
Cash provided by (used in) investing activities	168,944	(415,628)

COMPASS DIVERSIFIED HOLDINGS CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
(in thousands)	2019	2018
Cash flows from financing activities:
Proceeds from the issuance of Trust preferred shares, net	—	96,713
Borrowings under credit facility	49,000	465,500
Repayments under credit facility	(193,250)	(118,421)
Distributions paid - common shares	(21,564)	(21,564)
Distributions paid - preferred shares	(3,781)	(1,813)
Repurchase of subsidiary stock	—	(6,392)
Purchase of noncontrolling interest	(39)	—
Debt issuance costs	—	(138)
Other	(2,814)	(467)
Net cash provided by (used in) financing activities	(172,448)	413,418
Foreign currency impact on cash	(1,049)	2,007
Net increase (decrease) in cash and cash equivalents	(13,489)	6,440
Cash and cash equivalents — beginning of period(1)	53,326	39,885
Cash and cash equivalents — end of period	$39,837	$46,325
(1) Includes cash from discontinued operations of $2.6 million at January 1, 2019 and $1.3 million at January 1, 2018.

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019

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
The Company is a controlling owner of nine businesses, or reportable operating segments, at March 31, 2019. The segments are as follows: 5.11 Acquisition Corp. ("5.11" or "5.11 Tactical"), Velocity Outdoor, Inc. (formerly Crosman Corp.) ("Velocity Outdoor" or "Velocity"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Liberty Safe and Security Products, Inc. ("Liberty Safe" or "Liberty"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold"), Clean Earth Holdings, Inc. ("Clean Earth"), FFI Compass Inc. ("Foam Fabricators" or "Foam") and The Sterno Group, LLC ("Sterno"). Refer to Note E - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability company ("CGM" or the "Manager"), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a Management Services Agreement ("MSA").
Basis of Presentation
The condensed consolidated financial statements for the three month periods ended March 31, 2019 and March 31, 2018 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Consolidation
The condensed consolidated financial statements include the accounts of Holdings and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Discontinued Operations
During the first quarter of 2019, the Company completed the sale of Fresh Hemp Foods Ltd. ("Manitoba Harvest"). The results of operations of Manitoba Harvest are reported as discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2019. Refer to Note C - "Discontinued Operations" for additional information. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.
Seasonality
Earnings of certain of our operating segments are seasonal in nature due to various recurring events, holidays and seasonal weather patterns, as well as the timing of our acquisitions during a given year. Historically, the third and fourth quarter produce the highest net sales during our fiscal year.

Recently Adopted Accounting Pronouncements
Leases
As of January 1, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases ("Topic 842"). The new standard requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The standard update offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the Financial Accounting Standards Board ("FASB") issued two updates to Topic 842 to clarify how to apply certain aspects of the new lease standard, and to give entities another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows entities to not apply the new lease standard in the comparative periods presented in the financial statements in the year of adoption. The Company adopted the new standard using the optional transition method. The reported results for reporting periods after January 1, 2019 are presented under the new lease guidance while prior period amounts were prepared under the previous lease guidance.
The new standard provides a number of optional practical expedients in transition. The Company elected to use the package of practical expedients that allows us to not reassess: (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. We additionally elected to use the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component and the practical expedient pertaining to land easements. In addition, the new standard provides for an accounting election that permits a lessee to elect not to apply the recognition requirements of Topic 842 to short-term leases by class of underlying asset. The Company adopted this accounting election for all classes of assets.
The Company has performed an assessment of the impact of the adoption of Topic 842 on the Company's consolidated financial position and results of operations for the Company's leases, which consist of manufacturing facilities, warehouses, office facilities, retail stores, equipment and vehicle leases. The adoption of the new lease standard on January 1, 2019 resulted in the recognition of right-of-use assets of approximately$106.9 million and lease liabilities for operating leases of approximately $115.4 million on our Consolidated Balance Sheets, with no material impact to its Consolidated Statements of Operations or Consolidated Statement of Cash Flows. We implemented processes and a lease accounting system to ensure adequate internal controls were in place to assess our leasing arrangements and enable proper accounting and reporting of financial information upon adoption. No cumulative effect adjustment was recognized as the amount was not material. Refer to "Note O - Commitments and Contingencies" for additional information regarding the Company's adoption of Topic 842.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses, which will require companies to present assets held at amortized cost and available for sale debt securities net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2019 and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
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

The Company made loans to, and purchased a 100% controlling interest in Foam Fabricators. The final purchase price, after the working capital settlement and net of transaction costs, was approximately $253.4 million. The Company funded the acquisition through a draw on the 2014 Revolving Credit Facility. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and provided integration services during the first year of the Company's ownership. CGM received integration service fees of $2.25 million payable over a twelve month period as services were rendered. The Company incurred $1.6 million of transaction costs in conjunction with the Foam Fabricators acquisition, which was included in selling, general and administrative expense in the consolidated results of operations in the quarter ended March 31, 2018. The results of operations of Foam Fabricators have been included in the consolidated results of operations since the date of acquisition. Foam Fabricator's results of operations are reported as a separate operating segment.
The allocation of the purchase price, which was finalized during the fourth quarter of 2018, was based upon management's estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates were based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets and current and other liabilities were estimated at their historical carrying values. Property, plant and equipment was valued through a purchase price appraisal and will be depreciated on a straight-line basis over the respective remaining useful lives. Goodwill was calculated as the excess of the consideration transferred over the fair value of the identifiable net assets and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. The tradename was valued at $4.2 million using a relief from royalty methodology, in which an asset is valuable to the extent that the ownership of the asset relieves the company from the obligation of paying royalties for the benefits generated by the asset. The customer relationships intangible asset was valued at $114.1 million using an excess earnings methodology, in which an asset is valuable to the extent it enables its owners to earn a return in excess of the required returns on the other assets utilized in the business. The customer relationships intangible asset was derived using a risk adjusted discount rate.
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
Sterno purchased a 100% controlling interest in Rimports. The purchase price, after the working capital settlement and net of transaction costs, was approximately $154.4 million. The purchase price of Rimports included a potential earn-out of up to $25 million contingent on the attainment of certain future performance criteria of Rimports for the twelve-month period from May 1, 2017 to April 30, 2018 and the fourteen month period from March 1, 2018 to April 30, 2019. The fair value of the contingent consideration was estimated at $4.8 million. Sterno funded the acquisition through their intercompany credit facility with the Company. The transaction was accounted for as a business combination. Sterno incurred $0.6 million of transaction costs in conjunction with the acquisition of Rimports, which was included in selling, general and administrative expense in the consolidated results of operations in the quarter ended March 31, 2018. The results of operations of Rimports have been included in the consolidated results of operations since the date of acquisition. Rimport's results of operations are included in the Sterno operating segment.
The allocation of the purchase price, which was finalized during the fourth quarter of 2018, was based upon management's estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates were based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets and current and other liabilities were estimated at their historical carrying values. Property, plant and equipment was valued through a purchase price appraisal and will be depreciated on a straight-line basis over the respective remaining useful lives. Goodwill was calculated as the excess of the consideration transferred over the fair value of the identifiable net assets and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. The tradename was valued at $6.6 million using a relief from royalty methodology, in which an asset is valuable to the extent that the ownership of the asset relieves the company from the obligation of paying royalties for the benefits generated by the asset. The customer relationships intangible asset was valued at $79.1 million using an excess earnings methodology, in which an asset is valuable to the extent it enables its owners to earn a return in excess of the required returns on the other assets utilized in the business. The customer relationships intangible asset was derived using a risk adjusted discount rate.
Unaudited pro forma information
The following unaudited pro forma data for the three months ended March 31, 2018 gives effect to the acquisition of Foam Fabricators and Sterno's acquisition of Rimports, as described above, and the disposition of Manitoba Harvest, as if these transactions had been completed as of January 1, 2018. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies and should not be construed as representing results for any future period.

(in thousands)	Three months ended March 31, 2018
Net revenues	$384,180
Gross profit	129,584
Operating income	8,697
Net loss	(2,847)
Net loss attributable to Holdings	(3,206)
Basic and fully diluted net loss per share attributable to Holdings	$(0.11)
Other acquisitions
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
Velocity Outdoor
Ravin Crossbows - On September 4, 2018, Velocity Outdoor (formerly Crosman Corp.) acquired all of the outstanding membership interests in Ravin Crossbows, LLC ("Ravin" or "Ravin Crossbows") for a purchase price of approximately $98.0 million, net of transaction costs, plus a potential earn-out of up to $25.0 million based on gross profit levels for the trailing twelve month period ending December 31, 2018. Velocity funded the acquisition and payment of related transaction costs through the issuance of an additional $38.9 million in intercompany loans and the issuance of additional equity to the Company of $60.6 million. Velocity recorded a purchase price allocation for Ravin comprised of $67.5 million in intangible assets ($14.1 million in finite lived trade name, $42.6 million in technologies valued using an excess earnings methodology, and $10.8 million in customer relationships), $2.5 million in inventory step-up, and $13.3 million in goodwill which is expected to be deductible for income tax purposes. The remainder of the purchase consideration was allocated to net assets acquired. The potential earn-out was valued at $4.7 million as part of the purchase price allocation. Velocity incurred transaction costs of $1.4 million related to the Ravin acquisition, which were recorded as selling, general and administrative costs in the accompanying statement of operations as of December 31, 2018. The purchase price allocation was finalized during the first quarter of 2019.

Note C — Discontinued Operations
Sale of Manitoba Harvest
On February 19, 2019, the Company, as majority shareholder of Manitoba Harvest and as Shareholder Representative, entered into a definitive agreement (the “Arrangement Agreement”) with Tilray, Inc. ("Tilray"), the other shareholders of Manitoba Harvest and a wholly-owned subsidiary of Tilray, 1197879 B.C. Ltd. (“Tilray Subco”), to sell to Tilray, Inc., through Tilray Subco, all of the issued and outstanding securities of Manitoba Harvest.

On February 28, 2019, Tilray Subco completed the acquisition of all the issued and outstanding securities of Manitoba Harvest pursuant to the Arrangement Agreement. Subject to certain customary adjustments, the shareholders of Manitoba Harvest, including the Company, received or will receive the following from Tilray as consideration for their shares of Manitoba Harvest: (i) C$150 million in cash to the holders of preferred shares of Manitoba Harvest and the holders of common shares of Manitoba Harvest (“Common Holders”) and C$127.5 million in shares of class 2 Common Stock of Tilray (“Tilray Common Stock”) to the Common Holders on the closing date of the sale (the “Closing Date Consideration”), and (ii) C$50 million in cash and C$42.5 million in Tilray Common Stock to the Common Holders on the date that is six months after the closing date of the arrangement (the “Deferred Consideration”). The sale consideration also includes a potential earnout of up to C$49 million in Tilray Common Stock to the Common Holders, if Manitoba Harvest achieves certain levels of U.S. branded gross sales of edible or topical products containing broad spectrum hemp extracts or cannabidiols prior to December 31, 2019.
The cash portion of the Closing Date Consideration was reduced by the amount of the net indebtedness (including accrued interest) of Manitoba Harvest on the closing date of C$71.3 million ($53.7 million) and transaction expenses of approximately C$5.0 million. The Company's share of the net proceeds after accounting for the redemption of the noncontrolling shareholders and the payment of net indebtedness of Manitoba Harvest and transaction expenses was approximately $124.2 million in cash proceeds and in Tilray Common Stock. We recorded a receivable of $48.0 million as of March 31, 2019 related to the Deferred Consideration portion of the proceeds. The Company recognized a gain on the sale of Manitoba Harvest of $121.7 million in the three months ended March 31, 2019. No amount has been recorded related to the potential earnout as of March 31, 2019 based on an assessment of probability at the end of the quarter.
The Tilray Common Stock consideration was issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") and pursuant to exemptions from applicable securities laws of any state of the United States, such that any shares of Tilray Common Stock received by the Common Holders were freely tradeable. The Company sold the Tilray Common Stock during March 2019, recognizing a net loss of $5.3 million in Other income/ (expense) during the quarter ended March 31, 2019.
Summarized results of operations of Manitoba Harvest for the three months ended March 31, 2019 and 2018 through the date of disposition are as follows (in thousands):

	For the period January 1, 2019 through disposition	Three months ended March 31, 2018
Net revenues	$10,024	$16,341
Gross profit	4,874	6,945
Operating loss	(1,118)	(869)
Loss before income taxes	(1,127)	(880)
Provision (benefit) for income taxes	(541)	(486)
Loss from discontinued operations (1)	$(586)	$(394)
(1) The results of operations for the periods from January 1, 2019 through date of disposition and the three months ended March 31, 2018 exclude $1.0 million and $1.2 million, respectively, of intercompany interest expense.

The following table presents summary balance sheet information of the Manitoba Harvest business that is presented as discontinued operations as of December 31, 2018 (in thousands):

December 31, 2018
Assets:
Cash and cash equivalents	$2,577
Accounts receivable, net	7,169
Inventories	11,436
Prepaid expenses and other current assets	773
Current assets of discontinued operations	$21,955
Property, plant and equipment, net	18,157
Goodwill	37,777
Intangible assets, net	53,533
Non-current assets of discontinued operations	$109,467
Liabilities:
Accounts payable	4,259
Accrued expenses	4,313
Due to related party	350
Other current liabilities	507
Current liabilities of discontinued operations	$9,429
Deferred income taxes	12,675
Other non-current liabilities	2,093
Non-current liabilities of discontinued operations	$14,768
Noncontrolling interest of discontinued operations	$11,160

Note D — Revenue
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
Disaggregated Revenue - Revenue Streams and Timing of Revenue Recognition - The Company disaggregates revenue by strategic business unit and by geography for each strategic business unit which are categories that depict how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors. This disaggregation also represents how the Company evaluates its financial performance, as well as how the Company communicates its financial performance to the investors and other users of its financial statements. Each strategic business unit represents the Company’s reportable segments and offers different products and services.

The following tables provide disaggregation of revenue by reportable segment geography for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31, 2019
	5.11	Ergo	Liberty	Velocity	ACI	Arnold	Clean Earth	Foam	Sterno	Total
United States	$70,477	$7,335	$21,736	$26,164	$23,069	$17,916	$63,632	$26,137	$85,134	$341,600
Canada	1,664	819	468	1,477	—	179	—	—	5,032	9,639
Europe	7,282	6,531	—	2,201	—	9,770	—	—	683	26,467
Asia Pacific	3,414	7,306	—	229	—	1,260	—	—	290	12,499
Other international	5,252	461	—	1,066	—	903	—	4,545	57	12,284
	$88,089	$22,452	$22,204	$31,137	$23,069	$30,028	$63,632	$30,682	$91,196	$402,489

	Three months ended March 31, 2018
	5.11	Ergo	Liberty	Velocity	ACI	Arnold	Clean Earth	Foam	Sterno	Total
United States	$64,452	$8,203	$22,757	$20,085	$22,063	$17,282	$58,221	13,486	$60,259	$286,808
Canada	2,017	765	697	1,353	—	368	—	—	3,941	9,141
Europe	8,558	7,158	—	1,508	—	10,146	—	—	840	28,210
Asia Pacific	4,241	5,692	—	330	—	911	—	—	163	11,337
Other international	4,689	344	—	1,131	—	692	—	1,971	29	8,856
	$83,957	$22,162	$23,454	$24,407	$22,063	$29,399	$58,221	$15,457	$65,232	$344,352

Note E — Operating Segment Data
At March 31, 2019, the Company had nine reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

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

•
Clean Earth is a provider of environmental services for a variety of contaminated materials. Clean Earth provides a one-stop shop solution that analyzes, treats, documents and recycles waste streams generated in multiple end-markets such as utilities, infrastructure, chemicals, aerospace and defense, non-public/ private development, medical, industrial and dredging. Clean Earth is headquartered in Hatboro, Pennsylvania.

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
Summary of Operating Segments

Net Revenues	Three months ended March 31,
(in thousands)	2019	2018

5.11 Tactical	$88,089	$83,957
Ergobaby	22,452	22,162
Liberty	22,204	23,454
Velocity Outdoor	31,137	24,407
ACI	23,069	22,063
Arnold	30,028	29,399
Clean Earth	63,632	58,221
Foam Fabricators	30,682	15,457
Sterno	91,196	65,232
Total segment revenue	402,489	344,352
Corporate and other	—	—
Total consolidated revenues	$402,489	$344,352

Segment profit (loss) (1)	Three months ended March 31,
(in thousands)	2019	2018

5.11 Tactical	$2,338	$(617)
Ergobaby	3,136	2,340
Liberty	1,415	2,815
Velocity Outdoor	341	273
ACI	6,481	5,932
Arnold	1,477	1,725
Clean Earth	1,256	759
Foam Fabricators	3,506	725
Sterno	7,982	4,751
Total	27,932	18,703
Reconciliation of segment profit (loss) to consolidated income (loss) before income taxes:
Interest expense, net	(18,582)	(6,182)
Other income (expense), net	(5,871)	(1,374)
Corporate and other (2)	(13,991)	(14,234)
Total consolidated income (loss) before income taxes	$(10,512)	$(3,087)

(1)	Segment profit (loss) represents operating income (loss).

(2)	Primarily relates to management fees expensed and payable to CGM, and corporate overhead expenses.

Depreciation and Amortization Expense	Three months ended March 31,
(in thousands)	2019	2018

5.11 Tactical	$5,157	$5,372
Ergobaby	2,111	2,042
Liberty	407	343
Velocity Outdoor	3,251	1,991
ACI	669	804
Arnold	1,622	1,516
Clean Earth	6,035	5,460
Foam Fabricators	2,997	885
Sterno	5,372	2,899
Total	27,621	21,312
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs and original issue discount	1,079	1,353
Consolidated total	$28,700	$22,665

	Accounts Receivable		Identifiable Assets
	March 31,	December 31,	March 31,	December 31,
(in thousands)	2019	2018	2019 (1)	2018 (1)
5.11 Tactical	$53,161	$52,069	$349,336	$319,583
Ergobaby	13,914	11,361	101,686	100,679
Liberty	11,937	10,416	36,871	27,881
Velocity Outdoor	20,025	21,881	208,809	209,398
ACI	8,394	9,193	18,493	13,407
Arnold	18,393	16,298	78,319	66,744
Clean Earth	58,558	60,317	222,773	204,316
Foam Fabricators	24,024	23,848	166,255	155,504
Sterno	68,286	72,361	259,332	253,637
Allowance for doubtful accounts	(13,198)	(12,510)	—	—
Total	263,494	265,234	1,441,874	1,351,149
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	52,375	8,357
Assets of discontinued operations	—	—	—	131,702
Total	$263,494	$265,234	$1,494,249	$1,491,208

(1)	Does not include accounts receivable balances per schedule above or goodwill balances - refer to Note G - "Goodwill and Other Intangible Assets".

Note F — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Machinery and equipment	$238,754	$234,083
Furniture, fixtures and other	35,650	34,149
Leasehold improvements	34,873	35,458
Buildings and land	41,945	39,973
Construction in process	8,828	11,189
	360,050	354,852
Less: accumulated depreciation	(156,501)	(146,191)
Total	$203,549	$208,661
Depreciation expense was $10.6 million and $9.1 million and for the three months ended March 31, 2019 and March 31, 2018, respectively.

Inventory
Inventory is comprised of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$60,694	$60,788
Work-in-process	14,297	12,915
Finished goods	260,028	253,982
Less: obsolescence reserve	(21,109)	(20,248)
Total	$313,910	$307,437

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
Goodwill
2019 Annual Impairment Testing
The Company uses a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform quantitative goodwill impairment testing. All of the Company's reporting units except Liberty were tested qualitatively at March 31, 2019. We determined that the Liberty reporting unit required additional quantitative testing because we could not conclude that the fair value of the reporting unit exceeded its carrying value based on qualitative factors alone. We expect to conclude the goodwill impairment testing during the quarter ended June 30, 2019. For the reporting units that were tested qualitatively for the 2019 annual impairment testing, the results of the qualitative analysis indicated that it is more likely than not that the fair value exceeded their carrying value.
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

For the reporting unit change at Arnold, a quantitative impairment test was performed of the Arnold business at March 31, 2018 using an income approach. The discount rate used in the income approach was 12.6%. The results of the quantitative impairment testing indicated that the fair value of the Arnold reporting unit exceeded the carrying value.
A summary of the net carrying value of goodwill at March 31, 2019 and December 31, 2018, is as follows (in thousands):

	Three months ended March 31, 2019	Year ended December 31, 2018
Goodwill - gross carrying amount	$643,036	$647,046
Accumulated impairment losses	(31,153)	(31,153)
Goodwill - net carrying amount	$611,883	$615,893
The following is a reconciliation of the change in the carrying value of goodwill for the three months ended March 31, 2019 by operating segment (in thousands):

	Balance at January 1, 2019	Acquisitions (1)	Goodwill Impairment	Other	Balance at March 31, 2019
5.11	$92,966	$—	$—	$—	$92,966
Ergobaby	61,031	—	—	—	61,031
Liberty	32,828	—	—	—	32,828
Velocity Outdoor	62,675	284	—	—	62,959
ACI	58,019	—	—	—	58,019
Arnold (2)	26,903	—	—	—	26,903
Clean Earth	144,778	(4,294)	—	—	140,484
Foam Fabricators	72,708	—	—	—	72,708
Sterno	55,336	—	—	—	55,336
Corporate (3)	8,649	—	—	—	8,649
Total	$615,893	$(4,010)	$—	$—	$611,883

(1)	Clean Earth's acquisition of DART and Velocity's acquisition of Ravin were finalized during the first quarter of 2019.

(2)	Arnold had three reporting units which were combined into one reporting unit effective March 31, 2018.

(3)	Represents goodwill resulting from purchase accounting adjustments not "pushed down" to the ACI segment. This amount is allocated back to the ACI segment for purposes of goodwill impairment testing.
Long lived assets
Annual indefinite lived impairment testing
The Company used a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. The Company evaluated the qualitative factors of each indefinite lived intangible asset in connection with the annual impairment testing for 2019 and 2018. Results of the qualitative analysis indicate that it is more likely than not that the fair value of the reporting units that maintain indefinite lived intangible assets exceeded the carrying value.

Other intangible assets are comprised of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$500,358	$(139,413)	$360,945	$500,358	$(130,157)	$370,201
Technology and patents	79,707	(24,772)	54,935	79,646	(23,409)	56,237
Trade names, subject to amortization	208,161	(40,808)	167,353	208,074	(36,912)	171,162
Licensing and non-compete agreements	8,205	(7,104)	1,101	8,205	(6,972)	1,233
Permits and airspace	132,409	(43,769)	88,640	127,146	(41,291)	85,855
Distributor relations and other	726	(726)	—	726	(726)	—
Total	929,566	(256,592)	672,974	924,155	(239,467)	684,688
Trade names, not subject to amortization	60,373	—	60,373	60,433	—	60,433
Total intangibles, net	$989,939	$(256,592)	$733,347	$984,588	$(239,467)	$745,121
Amortization expense related to intangible assets was $17.0 million and $11.5 million for the three months ended March 31, 2019 and 2018, respectively. Estimated charges to amortization expense of intangible assets for the remainder of 2019 and the next four years, is as follows (in thousands):

2019	2020	2021	2022	2023

$54,121	$67,560	$66,990	$65,451	$65,062
Note H — Warranties
The Company’s Velocity Outdoor, Ergobaby and Liberty operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. A reconciliation of the change in the carrying value of the Company’s warranty liability for the three months ended March 31, 2019 and the year ended December 31, 2018 is as follows (in thousands):

	Three months ended March 31, 2019	Year ended December 31, 2018
Warranty liability:
Beginning balance	$1,624	$2,197
Provision for warranties issued during the period	676	3,531
Fulfillment of warranty obligations	(836)	(4,258)
Other (1)	—	154
Ending balance	$1,464	$1,624
(1) Represents the warranty liability recorded in relation to acquisitions. Warranty liabilities of acquisitions are recorded at fair value as of the date of acquisition.

Note I — Debt
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
The Notes will bear interest at the rate of 8.000% per annum and will mature on May 1, 2026. Interest on the Notes is payable in cash on May 1st and November 1st of each year, beginning on November 1, 2018. The Notes are general senior unsecured obligations of the Company and are not guaranteed by the subsidiaries through which the Company currently conducts substantially all of its operations. The Notes rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness, and rank senior in right of payment to all of the Company’s future subordinated indebtedness, if any. The Notes will be effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including the indebtedness under the Company’s credit facilities described above.
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

The following table provides the Company’s debt holdings at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Senior Notes	400,000	400,000
Revolving Credit Facility	$85,000	$228,000
Term Loan	495,000	496,250
Less: unamortized discounts and debt issuance costs	(19,605)	(20,379)
Total debt	$960,395	$1,103,871
Less: Current portion, term loan facilities	(5,000)	(5,000)
Long term debt	$955,395	$1,098,871
Net availability under the 2018 Revolving Credit Facility was approximately $514.8 million at March 31, 2019. Letters of credit outstanding at March 31, 2019 totaled approximately $0.3 million. At March 31, 2019, the Company was in compliance with all covenants as defined in the 2018 Credit Facility.
At March 31, 2019, the carrying value of the principal under the Company’s outstanding Term Loan, including the current portion, was $495.0 million, which approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company's net leverage ratio. The estimated fair value of the outstanding 2018 Term Loan is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 in the fair value hierarchy. The Company's Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	March 31, 2019
	Maturity Date	Rate		Carrying Value	Fair Value
Senior Notes	May 1, 2026	8.000%	2	400,000	419,000

Debt Issuance Costs
Deferred debt issuance costs represent the costs associated with the issuance of the Company's financing arrangements. The Company paid $7.0 million in debt issuance costs related to the Senior Notes issuance, comprised of bank fees, rating agency fees and professional fees. The 2018 Credit Facility was categorized as a debt modification, and the Company incurred $8.4 million of debt issuance costs, $7.8 million of which were capitalized and will be amortized over the life of the related debt instrument, and $0.6 million that were expensed as costs incurred. The Company recorded additional debt modification expense of $0.6 million to write off previously capitalized debt issuance costs. Since the Company can borrow, repay and reborrow principal under the 2018 Revolving Credit Facility, the debt issuance costs associated with the 2014 and 2018 Revolving Credit Facility of $4.9 million and $5.3 million at March 31, 2019 and December 31, 2018, respectively, have been classified as other non-current assets in the accompanying consolidated balance sheet. The original issue discount and the debt issuance costs associated with the 2018 Term Loan and Senior Notes are classified as a reduction of long-term debt in the accompanying consolidated balance sheet.
Interest Rate Swap
In September 2014, the Company purchased an interest rate swap (the "Swap") with a notional amount of $220 million. The Swap is effective April 1, 2016 through June 6, 2021, the original termination date of the 2014 Term Loan. The agreement requires the Company to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At March 31, 2019 and December 31, 2018, the Swap had a fair value loss of $3.1 million and $2.1 million, respectively, principally reflecting the present value of future payments and receipts under the agreement.
The following table reflects the classification of the Company's Swap on the consolidated balance sheets at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Other current liabilities	$1,041	$582
Other noncurrent liabilities	2,036	1,490
Total fair value	$3,077	$2,072

Note J — Stockholders’ Equity
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
Series A Preferred Shares
On June 28, 2017, the Trust issued 4,000,000 7.250% Series A Trust Preferred Shares (the "Series A Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.4 million net of underwriters' discount and issuance costs. When, and if declared by the Company's board of directors, distribution on the Series A Preferred Shares will be payable quarterly on January 30, April 30, July 30, and October 30 of each year, beginning on October 30, 2017, at a rate per annum of 7.250%. Distributions on the Series A Preferred Shares are discretionary and non-cumulative. The Company has no obligation to pay distributions for a quarterly distribution period if the board of directors does not declare the distribution before the scheduled record of date for the period, whether or not distributions are paid for any subsequent distribution periods with respect to the Series A Preferred Shares, or the Trust common shares. If the Company's board of directors does not declare a distribution for the Series A Preferred Shares for a quarterly distribution period, during the remainder of that quarterly distribution period the Company cannot declare or pay distributions on the Trust common shares. The Series A Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after July 30, 2022, at a price of $25.00 per share, plus any declared and unpaid distributions. Holders of Series A Preferred Shares will have no right to require the redemption of the Series A Preferred Shares and there is no maturity date. The Series A Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the preferred shares.
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

Sale Event
The sale of Manitoba Harvest in February 2019 qualified as a Sale Event under the Company's LLC Agreement. During the second quarter of 2019, the Company declared a distribution to the Allocation Member of $7.7 million which will be paid in the second quarter of 2019. The profit allocation distribution was calculated based on the portion of the gain on sale related to the Closing Date Consideration, less the loss on sale of shares that were received as part of the Closing Consideration. An additional profit allocation distribution related to the Sale Event of Manitoba Harvest will be declared subsequent to receipt of the Deferred Consideration in August 2019.
Reconciliation of net income (loss) available to common shares of Holdings
The following table reconciles net loss attributable to Holdings to net loss attributable to the common shares of Holdings (in thousands):

	Three months ended March 31,
	2019	2018
Net loss from continuing operations attributable to Holdings	$(12,215)	$(1,586)

Less: Distributions paid - Preferred Shares	3,781	1,813
Less: Accrued distributions - Preferred Shares	1,334	—
Net loss from continuing operations attributable to common shares of Holdings	$(17,330)	$(3,399)
Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate to participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.
Basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 attributable to the common shares of Holdings is calculated as follows (in thousands, except per share data):

	Three months ended March 31,
	2019	2018
Loss from continuing operations attributable to common shares of Holdings	$(17,330)	$(3,399)
Less: Effect of contribution based profit - Holding Event	981	1,400
Loss from continuing operations attributable to common shares of Holdings	$(18,311)	$(4,799)

Income (loss) from discontinued operations attributable to common shares of Holdings	$121,523	$(755)

Basic and diluted weighted average common shares outstanding	59,900	59,900

Basic and fully diluted income (loss) per common share attributable to Holdings
Continuing operations	$(0.31)	$(0.08)
Discontinued operations	2.03	(0.01)
	$1.72	$(0.09)

Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares (in thousands, except per share data):

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date

Trust Common Shares:
January 1, 2019 - March 31, 2019 (1)	$0.36	$21,564	April 18, 2019	April 25, 2019
October 1, 2018 - December 31, 2018	$0.36	$21,564	January 17, 2019	January 24, 2019
July 1, 2018 - September 30, 2018	$0.36	$21,564	October 18, 2018	October 25, 2018
April 1, 2018 - June 30, 2018	$0.36	$21,564	July 19, 2018	July 26, 2018
January 1, 2018 - March 31, 2018	$0.36	$21,564	April 19, 2018	April 26, 2018
October 1, 2017 - December 31, 2017	$0.36	$21,564	January 19, 2018	January 25, 2018

Series A Preferred Shares:
January 30, 2019 - April 29, 2019 (1)	$0.453125	$1,813	April 15, 2019	April 30, 2019
October 30, 2018 - January 29, 2019	$0.453125	$1,813	January 15, 2019	January 30, 2019
July 30, 2018 - October 29, 2018	$0.453125	$1,813	October 15, 2018	October 30, 2018
April 30, 2018 - July 29, 2018	$0.453125	$1,813	July 16, 2018	July 30, 2018
January 30, 2018 - April 29, 2018	$0.453125	$1,813	April 15, 2018	April 30, 2018
October 30, 2017 - January 29, 2018	$0.453125	$1,813	January 15, 2018	January 30, 2018

Series B Preferred Shares:
January 30, 2019 - April 29, 2019 (1)	$0.4921875	$1,969	April 15, 2019	April 30, 2019
October 30, 2018 - January 29, 2019	$0.4921875	$1,969	January 15, 2019	January 30, 2019
July 30, 2018 - October 29, 2018	$0.4921875	$1,969	October 15, 2018	October 30, 2018
March 13, 2018 - July 29, 2018	$0.74	$2,960	July 16, 2018	July 30, 2018
(1) This distribution was     declared on April 4, 2019.
Note K — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of March 31, 2019 and December 31, 2018:

	% Ownership (1) March 31, 2019		% Ownership (1) December 31, 2018
	Primary	Fully Diluted	Primary	Fully Diluted
5.11 Tactical	97.5	89.1	97.5	88.7
Ergobaby	81.9	75.4	81.9	76.4
Liberty	88.6	85.2	88.6	85.2
Velocity Outdoor	99.2	92.0	99.2	91.0
ACI	69.4	69.1	69.4	69.2
Arnold	96.7	80.2	96.7	79.4
Clean Earth	97.5	79.8	97.5	79.8
Foam Fabricators	100.0	91.5	100.0	91.5
Sterno	100.0	88.5	100.0	88.9

(1)	The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	March 31, 2019	December 31, 2018
5.11 Tactical	$10,386	$9,873
Ergobaby	25,861	25,362
Liberty	3,369	3,342
Velocity Outdoor	2,740	2,524
ACI	(98)	(1,236)
Arnold	1,166	1,176
Clean Earth	9,208	8,888
Foam Fabricators	1,102	848
Sterno	(1,647)	(2,067)
Allocation Interests	100	100
	$52,187	$48,810

Note L — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at March 31, 2019
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(173)	$—	$—	$(173)
Contingent consideration - acquisition (2)	(4,374)	—	—	(4,374)
Interest rate swap	(3,077)	—	(3,077)	—
Total recorded at fair value	$(7,624)	$—	$(3,077)	$(4,547)

(1)	Represents put option issued to noncontrolling shareholders in connection with the 5.11 Tactical and Liberty acquisitions.

(2)	Represents potential earn-out payable as additional purchase price consideration by Velocity Outdoor in connection with the acquisition of Ravin.

	Fair Value Measurements at December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(173)	—	—	$(173)
Contingent consideration - acquisition (2)	(4,374)	—	—	(4,374)
Interest rate swap	(2,072)	—	(2,072)	—
Total recorded at fair value	$(6,619)	$—	$(2,072)	$(4,547)

(1)	Represents put option issued to noncontrolling shareholders in connection with the 5.11 Tactical and Liberty acquisitions.

(2)	Represents potential earn-out payable as additional purchase price consideration by Velocity Outdoor in connection with the acquisition of Ravin.

Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1, 2018 through March 31, 2019 are as follows (in thousands):

Level 3
Balance at January 1, 2018	$(178)
Contingent consideration - Rimports (1)	(4,800)
Contingent consideration - Ravin (2)	(4,734)
Decrease in the fair value of put option of noncontrolling shareholder - 5.11	5
Adjustment to Ravin contingent consideration	360
Reversal of contingent consideration - Rimports	4,800
Balance at January 1, 2019	$(4,547)

Balance at March 31, 2019	$(4,547)
(1) The contingent consideration relates to Sterno's acquisition of Rimports in February 2018. The purchase price of Rimports includes a potential earn-out of up to $25 million contingent on the attainment of certain future performance criteria of Rimports for the twelve-month period from May 1, 2017 to April 30, 2018 and the fourteen month period from March 1, 2018 to April 30, 2019. The fair value of the contingent consideration related to the earn-out was estimated at $4.8 million at acquisition date and was calculated as the present value of a probability adjusted earnout payment based on the expected term of the payment and a risk-adjusted discount rate. At December 31, 2018, the Company determined that the probability of achieving the earn-out was zero and therefore reversed the amount that was recorded as part of the purchase consideration.
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
Valuation Techniques
2018 Term Loan
We classify our fixed and floating rate debt as Level 2 items based on quoted market prices for similar debt issues. In April 2018, the Company issued $400.0 million aggregate principal amount of its Senior Notes due 2026. The fair value of the Senior Notes was determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined this to be a Level 2 measurement as all significant inputs into the quote provided by our pricing source are observable in active markets. At March 31, 2019, the carrying value of the principal under the Company’s outstanding 2018 Term Loan, including the current portion, was $495.0 million, which approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company's net leverage ratio.
The Company has not changed its valuation techniques in measuring the fair value of any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Nonrecurring Fair Value Measurements
There were no assets carried at fair value on a non-recurring basis at March 31, 2019 and December 31, 2018, respectively.

Note M — Income taxes
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
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the three months ended March 31, 2019 and 2018 is as follows:

	Three months ended March 31,
	2019	2018
United States Federal Statutory Rate	(21.0)%	(21.0)%
State income taxes (net of Federal benefits)	0.7	(11.3)
Foreign income taxes	(3.6)	(3.2)
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	24.0	(1.0)
Impact of subsidiary employee stock options	0.6	(24.2)
Credit utilization	(0.9)	(7.0)
Non-recognition of NOL carryforwards at subsidiaries	1.1	8.6
Effect of Tax Act	3.5	(2.9)
Other	(0.5)	1.7
Effective income tax rate	3.9%	(60.3)%

(1)	The effective income tax rate for the three months ended March 31, 2019 and 2018 includes a loss at the Company's parent, which is taxed as a partnership.

Note N — Defined Benefit Plan
In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $3.9 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at March 31, 2019. Net periodic benefit cost consists of the following for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018
Service cost	$127	$137
Interest cost	33	25
Expected return on plan assets	(40)	(40)
Amortization of unrecognized loss	34	50
Net periodic benefit cost	$154	$172
During the three months ended March 31, 2019, per the terms of the pension agreement, Arnold contributed $0.1 million to the plan. For the remainder of 2019, the expected contribution to the plan will be approximately $0.7 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore, the fair values of the pension plan assets at March 31, 2019 were considered Level 3.
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

Leases
The Company and its subsidiaries lease manufacturing facilities, warehouses, office facilities, retail stores, equipment and vehicles under various operating arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics.  The variable lease expense has not been material on a historic basis and no amount was incurred during the quarter ending March 31, 2019.
The cost components of our operating leases were as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease cost (1)	$7,637
Total	$7,637

(1)	Includes short-term leases, which are immaterial.
The maturities of lease liabilities at March 31, 2019 were as follows (in thousands):

2019 (excluding three months ended March 31, 2019)	$20,530
2020	26,163
2021	22,793
2022	19,133
2023	13,087
Thereafter	44,432
Total undiscounted lease payments	$146,138
Less: Interest	35,863
Present value of lease liabilities	$110,275
The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and discount rate used to present value the minimum lease payments. The Company's lease agreements often include one or more options to renew at the company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonable certain. Regarding the discount rate, Topic 842 requires the use of a rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes the incremental borrowing rate of the subsidiary entering into the lease arrangement, on a collateralized basis, over a similar term as adjusted for any country specific risk. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of March 31, 2019:

Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases	6.56

Weighted-average discount rate
Operating leases	7.74%

Supplemental cash flow information related to leases was as follows (in thousands):

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,637

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$417
Note P — Related Party Transactions
Integration Services Agreements
Foam Fabricators, which was acquired in 2018, and Velocity Outdoor, which was acquired in 2017, entered into Integration Services Agreements ("ISA") with CGM.  The ISA provides for CGM to provide services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act of 2002, as amended, and align the acquired entity's policies and procedures with our other subsidiaries.  Each ISA is for the twelve month period subsequent to the acquisition. Velocity Outdoor paid CGM a total of $1.5 million in integration services fees, with $0.75 million paid in 2018. Foam Fabricators paid CGM $2.25 million over the term of the ISA, $2.0 million in 2018 and $0.3 million in 2019. Integration services fees are included in selling, general and administrative expense on the subsidiaries' statement of operations in the period in which they are incurred.
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
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the three months ended March 31, 2019, 5.11 purchased approximately $1.3 million in inventory from the vendor.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the section entitled "Forward-Looking Statements" included elsewhere in this Quarterly Report on Form 10-Q as well as those risk factors discussed in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 and in the section entitled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Overview
Compass Diversified Holdings ("Holdings") was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC (the "Company") was also formed on November 18, 2005. Holdings and the Company (collectively "CODI") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The Company is the operating entity and is a controlling owner of nine businesses, or operating segments, at March 31, 2019. The segments are as follows: 5.11 Acquisition Corp. ("5.11" or "5.11 Tactical"), Velocity Outdoor, Inc. (formerly "Crosman Corp.) ("Velocity Outdoor" or "Velocity"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Liberty Safe and Security Products, Inc. ("Liberty Safe" or "Liberty"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold"), Clean Earth Holdings, Inc. ("Clean Earth"), FFI Compass, Inc. ("Foam Fabricators" or "Foam") and Sterno Products, LLC ("Sterno").
We acquired our existing businesses (segments) at March 31, 2019 as follows:

		Ownership Interest - March 31, 2019
Business	Acquisition Date	Primary	Diluted
Advanced Circuits	May 16, 2006	69.4%	69.1%
Liberty Safe	March 31, 2010	88.6%	85.2%
Ergobaby	September 16, 2010	81.9%	75.4%
Arnold	March 5, 2012	96.7%	80.2%
Clean Earth	August 7, 2014	97.5%	79.8%
Sterno	October 10, 2014	100.0%	88.5%
5.11 Tactical	August 31, 2016	97.5%	89.1%
Velocity Outdoor	June 2, 2017	99.2%	92.0%
Foam Fabricators	February 15, 2018	100.0%	91.5%
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
Ergobaby - Headquartered in Los Angeles, California, Ergobaby is dedicated to building a global community of confident parents with smart, ergonomic solutions that enable and encourage bonding between parents and babies. Ergobaby offers a broad range of award-winning baby carriers, strollers, car seats, swaddlers, nursing pillows, and related products that fit into families’ daily lives seamlessly, comfortably and safely. Historically, Ergobaby derives more than 50% of its sales from outside of the United States.
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
Velocity Outdoor - A leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices and related accessories, Velocity Outdoor offers its products under the highly recognizable Crosman, Benjamin, LaserMax, Ravin and CenterPoint brands that are available through national retail chains, mass merchants, dealer and distributor networks. The airgun product category consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Velocity Outdoor's other primary product categories are archery, with products including CenterPoint crossbows and the Pioneer Airbow, consumables, which includes steel and plastic BBs, lead pellets and CO2 cartridges, lasers for firearms, and airsoft products. In September 2018, Velocity acquired Ravin Crossbows, LLC ("Ravin" or "Ravin Crossbows"), a manufacturer and innovator of crossbows and accessories. Ravin primarily focuses on the higher-end segment of the crossbow market and has developed significant intellectual property related to the advancement of crossbow technology. Velocity Outdoor is headquartered in Bloomfield, New York.
Niche Industrial
Advanced Circuits - Advanced Circuits is a provider of small-run, quick-turn and volume production printed circuit boards ("PCBs") to customers throughout the United States. Historically, small-run and quick-turn PCBs have represented approximately 50% - 55% of Advanced Circuits’ gross sales. Small-run and quick-turn PCBs typically command higher margins than volume production PCBs given that customers require high levels of responsiveness, technical support and timely delivery of small-run and quick-turn PCBs and are willing to pay a premium for them. Advanced Circuits is able to meet its customers’ demands by manufacturing custom PCBs in as little as 24 hours, while maintaining over 98.0% error-free production rates and real-time customer service and product tracking 24 hours per day.
Arnold - Arnold serves a variety of markets including aerospace and defense, motorsport/ automotive, oil and gas, medical, general industrial, energy, reprographics and advertising specialties. Over the course of 100+ years, Arnold has successfully evolved and adapted our products, technologies, and manufacturing presence to meet the demands of current and emerging markets. Arnold produces high performance permanent magnets (PMAG), precision foil products (Precision Thin Metals or "PTM"), and flexible magnets (Flexmag™) that are mission critical in motors, generators, sensors and other systems and components. Arnold has expanded globally and built strong relationships with our customers worldwide. Arnold is the largest and, we believe, the most technically advanced U.S. manufacturer of engineered magnetic systems. Arnold is headquartered in Rochester, New York.
Clean Earth - Headquartered in Hatboro, Pennsylvania, is a provider of environmental services for a variety of contaminated materials. Clean Earth provides a one-stop shop solution that analyzes, treats, documents and recycles waste streams generated in multiple end-markets such as utilities, infrastructure, chemicals, aerospace and defense, non-public/ private development, medical, industrial and dredging.
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
Sterno - The Sterno Group LLC ("Sterno"), headquartered in Corona, California, is the parent company of Sterno Products, LLC ("Sterno Products"), Sterno Home Inc. ("Sterno Home"), and Rimports, LLC. Sterno is a leading manufacturer and marketer of portable food warming fuels for the hospitality and consumer markets, flameless candles and house and garden lighting for the home decor market, and wickless candle products used for home decor and fragrance systems. We made loans to, and purchased all of the equity interests in, Sterno on October 10, 2014 for approximately $160.0 million. Sterno offers a broad range of wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through their Sterno Products division. In January 2016, Sterno acquired Northern International, Inc. ("Sterno Home"), which sells flameless candles and outdoor lighting products through the retail segment, and in February 2018, Sterno acquired Rimports, Inc. ("Rimports"), which is a manufacturer and distributor of branded and private label scented wax cubes and warmer products used for home decor and fragrance systems.
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
We remain focused on marketing our Company's attractive ownership and management attributes to potential sellers of middle market businesses. In addition, we continue to pursue opportunities for add-on acquisitions by our existing subsidiary companies, which can be particularly attractive from a strategic perspective. The middle market continues to be an active segment for deal flow, with further acceleration of deal flow expected in 2019. High valuation levels continue to be driven by the availability of debt capital with favorable terms and financial and strategic buyers seeking to deploy available equity capital. We believe that companies will focus on expanding their customer bases by diversifying their products and services in existing geographic areas during 2019.
Recent Events
Sale of Manitoba Harvest
On February 19, 2019, we entered into a definitive agreement with Tilray, Inc. ("Tilray") and a wholly-owned subsidiary of Tilray, 1197879 B.C. Ltd. (“Tilray Subco”), to sell to Tilray, through Tilray Subco, all of the issued and outstanding securities of our majority owned subsidiary, Manitoba Harvest for total consideration of up to C$419 million. The completion of the sale of Manitoba Harvest was subject to approval by the British Columbia Supreme Court, which occurred on February 21, 2019. The sale closed on February 28, 2019. Subject to certain customary adjustments, the shareholders of Manitoba Harvest, including the Company, received or will receive the following from Tilray as consideration for their shares of Manitoba Harvest: (i) C$150 million in cash to the holders of preferred shares of Manitoba Harvest and the holders of common shares of Manitoba Harvest (“Common Holders”) and C$127.5 million in shares of class 2 Common Stock of Tilray (“Tilray Common Stock”) to the Common Holders on the closing date of the sale (the “Closing Date Consideration”), and (ii) C$50 million in cash and C$42.5 million in Common Stock to the Common Holders on the date that is six months after the closing date of the arrangement (the “Deferred Consideration”). The sale consideration also includes a potential earnout of up to C$49 million in Tilray Common Stock to the Common Holders, if Manitoba Harvest achieves certain levels of U.S. branded gross sales of edible or topical products containing broad spectrum hemp extracts or cannabidiols prior to December 31, 2019.
The cash portion of the Closing Date Consideration was reduced by the amount of the net indebtedness (including accrued interest) of Manitoba Harvest on the closing date of C$71.3 million ($53.7 million) and transaction expenses of approximately C$5.0 million. We recognized a gain on the sale of Manitoba Harvest of $121.7 million in the first quarter of 2019. Refer to "Liquidity and Capital Resources, Profit Allocation Payments" for a discussion of the profit allocation associated with the sale of Manitoba Harvest. Our share of the net proceeds after accounting for the redemption of the noncontrolling shareholders and the payment of net indebtedness of Manitoba Harvest and transaction expenses was approximately $124.2 million in cash proceeds and in Tilray Common Stock. We recorded a receivable of $48.0 million as of March 31, 2019 related to the Deferred Consideration portion of the proceeds. No amount has been recorded related to the potential earnout as of March 31, 2019 based on an assessment of probability at the end of the quarter.
The Tilray Common Stock consideration was issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") and pursuant to exemptions from applicable securities laws of any state of the United States, such that any shares of Common Stock received by the Common Holders were freely tradeable. We sold the Tilray Common Stock during March 2019, recognizing a net loss of $5.3 million in Other income (expense) during the quarter ended March 31, 2019.

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
Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the three months ended March 31, 2019 and March 31, 2018, and components of the results of operations as well as those components presented as a percent of net revenues, for each of our businesses on a stand-alone basis. For the 2018 acquisitions of Foam Fabricators and Rimports, the pro forma results of operations have been prepared as if we purchased these businesses on January 1, 2018. The historical operating results of Rimports prior to acquisition by Sterno on February 26, 2018 have been added to the results of operations of Sterno for the three months ended March 31, 2018 for comparability purposes. Where appropriate, relevant pro forma adjustments are reflected as part of the historical operating results. We believe this is the most meaningful comparison of the operating results for each of our business segments. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.
All dollar amounts in the financial tables are presented in thousands. References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Three months ended March 31, 2019 compared to three months ended March 31, 2018
Results of Operations - Consolidated
The following table sets forth our unaudited results of operations for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31, 2019	March 31, 2018
Net revenues	$402,489	$344,352
Cost of revenues	266,300	225,186
Gross profit	136,189	119,166
Selling, general and administrative expense	93,199	91,300
Fees to manager	11,082	10,762
Amortization of intangibles	17,040	11,537
Operating income	14,868	5,567
Interest expense	(18,582)	(6,182)
Amortization of debt issuance costs	(927)	(1,098)
Other income (expense)	(5,871)	(1,374)
Loss from continuing operations before income taxes	(10,512)	(3,087)
Provision (benefit) for income taxes	403	(1,860)
Loss from continuing operations	$(10,915)	$(1,227)

Net revenues
On a consolidated basis, net revenues for the three months ended March 31, 2019 increased by approximately $58.1 million, or 16.9%, compared to the corresponding period in 2018.  Our acquisitions of Foam Fabricators and Rimports in February 2018 contributed $15.3 million and $32.4 million, respectively, to the increase in net revenues. During the three months ended March 31, 2019 compared to 2018, we also saw notable revenue increases at Clean Earth ($5.4 million increase primarily due to add-on acquisitions in the prior year), 5.11 ($4.1 million increase), and Velocity Outdoor ($6.7 million increase related to the Ravin acquisition), partially offset by a decrease in sales at our Liberty business ($1.2 million decrease). Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $41.1 million during the three-month period ended March 31, 2019 compared to the corresponding period in 2018. Our acquisitions of Foam Fabricators and Rimports in February 2018 contributed $10.3 million and $24.9 million, respectively, to the increase. Clean Earth's cost of revenue increased $4.1 million due to the prior year acquisitions, and Velocity's cost of sales increased $4.5 million as a result of the Ravin acquisition. Gross profit as a percentage of net revenues was approximately 33.8% in the three months ended March 31, 2019 compared to 34.6% in the three months ended March 31, 2018. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $1.9 million during the three-month period ended March 31, 2019, compared to the corresponding period in 2018. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense was $3.3 million in the first quarter of 2019 and $3.6 million in the first quarter of 2018.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended March 31, 2019, we incurred approximately $11.1 million in management fees as compared to $10.8 million in fees in the three months ended March 31, 2018. The increase was attributable to add-on acquisitions at Clean Earth and the Ravin acquisition by Velocity in the second and third quarter of 2018, offset by the sale of Manitoba Harvest in the first quarter of 2019.
Amortization expense
Amortization expense for the three months ended March 31, 2019 increased $5.5 million as compared to the three months ended March 31, 2018 primarily as a result of the acquisition of Foam Fabricators and Rimports in February 2018, and add-on acquisitions at Clean Earth and Velocity in 2018.
Interest Expense
We recorded interest expense totaling $18.6 million for the three months ended March 31, 2019 compared to $6.2 million for the comparable period in 2018, an increase of $12.4 million. The increase in interest expense for the quarter reflects the interest associated with the issuance of our Senior Notes in April 2018, as well as an increase of the average amount outstanding under our revolving credit facility in the first quarter of 2019 as compared to the first quarter of 2018.

Other income (expense)
For the quarter ended March 31, 2019, we recorded $5.9 million in other expense as compared to $1.4 million in other expense in the quarter ended March 31, 2018, an increase in expense of $4.5 million. In the current quarter, we incurred $5.3 million in loss on the sale of the Tilray Common Stock we received related to the sale of Manitoba Harvest, and a loss of $0.4 million related to foreign exchange losses on the repayment of the intercompany loans of Manitoba Harvest.
Income Taxes
We had an income tax provision of $0.4 million with an effective income tax rate of (3.9%) from continuing operations during the three months ended March 31, 2019 compared to an income tax benefit of $1.9 million with an effective income tax rate of 60.3% from continuing operations during the same period in 2018. While our earnings before taxes for the quarter ended March 31, 2019 decreased by approximately $7.4 million as compared to the prior year quarter ended March 31, 2018, the effect of foreign taxes at our subsidiaries increased our current tax expense provision during the quarter.

Results of Operations - Business Segments
Branded Consumer Businesses
5.11 Tactical

	Three months ended
	March 31, 2019		March 31, 2018
Net sales	$88,089	100.0%	$83,957	100.0%
Gross profit	$42,945	48.8%	$38,551	45.9%
SG&A	$38,171	43.3%	$36,731	43.7%
Operating income (loss)	$2,338	2.7%	$(617)	(0.7)%
Net sales
Net sales for the three months ended March 31, 2019 were $88.1 million as compared to net sales of $84.0 million for the three months ended March 31, 2018, an increase of $4.1 million, or 4.9%. This increase is due primarily to retail and e-commerce sales growth of $5.8 million or 29%, driven by growing demand in direct to consumer channels. Retail sales grew largely due to thirteen new retail store openings since March 2018 (bringing the total store count to forty-five as of March 31, 2019). The increase in net sales for the three months ended March 31, 2019 as compared to the corresponding period in the prior year was offset by a $3.9 million decline in professional sales. During the quarter ended March 31, 2018, 5.11 shipped a larger than usual amount of professional orders as they entered 2018 with a large backlog resulting from the implementation of a new enterprise resource planning (ERP) system in 2017 which affects the quarter over quarter comparison of professional sales.
Gross profit
Gross profit as a percentage of net sales was 48.8% in the three months ended March 31, 2019 as compared to 45.9% for the three months ended March 31, 2018. The prior period cost of sales included a higher level of chargebacks and discretionary discounts granted to customers as 5.11 worked through the backlog associated with challenges experienced while implementing the new ERP system.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2019 was $38.2 million, or 43.3% of net sales compared to $36.7 million, or 43.7% of net sales for the comparable period in 2018. The increase in selling, general and administrative expense is consistent with the increase in net sales in the current period.
Income (loss) from operations
Income from operations for the three months ended March 31, 2019 was $2.3 million, an increase of $3.0 million when compared to a loss from operations of $0.6 million for the same period in 2018, based on the factors described above.

Ergobaby

	Three months ended
	March 31, 2019		March 31, 2018
Net sales	$22,452	100.0%	$22,162	100.0%
Gross profit	$14,218	63.3%	$14,939	67.4%
SG&A	$9,132	40.7%	$10,671	48.1%
Operating income	$3,136	14.0%	$2,340	10.6%
Net sales
Net sales for the three months ended March 31, 2019 were $22.5 million, an increase of $0.3 million, or 1.3%, compared to the same period in 2018. During the three months ended March 31, 2019, international sales were approximately $15.6 million, representing an increase of $1.6 million over the corresponding period in 2018, primarily as a result of increased sales volume at Ergobaby's Asia-Pacific distributors. Domestic sales were $6.9 million in the first quarter of 2019, reflecting a decrease of $1.3 million compared to the corresponding period in 2018. The decrease in domestic sales was primarily the result of a decline in the Tula domestic business.
Gross profit
Gross profit as a percentage of net sales was 63.3% for the quarter ended March 31, 2019, as compared to 67.4% for the three months ended March 31, 2018. The decrease in gross profit was due to a shift in the sales mix from higher margin channels to lower margin channels quarter over quarter.
Selling, general and administrative expense
Selling, general and administrative expense decreased quarter over quarter, with expense of $9.1 million, or 40.7% of net sales for the three months ended March 31, 2019 as compared to $10.7 million or 48.1% of net sales for the same period of 2018. The decrease in selling, general and administrative expense as a percentage of net sales in the three months ended March 31, 2019 as compared to the comparable period in the prior year is due to expenses related to the bankruptcy of a large U.S. retail customer that were incurred in the first quarter of 2018, reduction in marketing spend, lower variable expenses related to sales, and a decrease in payroll expense during the current quarter.
Income from operations
Income from operations for the three months ended March 31, 2019 increased $0.8 million, compared to the same period of 2018, based on the factors noted above.

Liberty Safe

	Three months ended
	March 31, 2019		March 31, 2018
Net sales	$22,204	100.0%	$23,453	100.0%
Gross profit	$4,421	19.9%	$6,249	26.6%
SG&A	$2,863	12.9%	$3,291	14.0%
Operating income	$1,415	6.4%	$2,815	12.0%
Net sales
Net sales for the quarter ended March 31, 2019 decreased approximately $1.2 million, or 5.3%, to $22.2 million, compared to the corresponding quarter ended March 31, 2018. Non-Dealer sales were approximately $7.7 million in the three months ended March 31, 2019 compared to $9.0 million for the three months ended March 31, 2018, representing a decrease of $1.3 million, or 14.4%. The decrease is Non-Dealer sales was primarily due to softer demand in the sporting goods channel. Dealer sales totaled approximately $14.6 million in the three months ended March 31, 2019 compared to $14.4 million in the same period in 2018, representing an increase of $0.2 million or 1.4%.

Gross profit
Gross profit as a percentage of net sales totaled approximately 19.9% and 26.6% for the quarters ended March 31, 2019 and March 31, 2018, respectively. The decrease in gross profit as a percentage of net sales during the three months ended March 31, 2019 compared to the same period in 2018 is primarily attributable to cost increases in raw materials and manufacturing and overhead variances resulting from lower production levels in the first quarter of 2019. Liberty has continued to see a rise in raw material costs, particularly the cost of steel, during 2019 as the tariffs on imported steel has led to rising domestic steel prices. The tariffs began affecting steel costs in the second quarter of 2018, therefore the steel costs in the prior year do not yet reflect the effect of the tariffs on steel costs. On average, materials account for approximately 60% of the total costs of a safe, with steel accounting for 40% of material costs.
Selling, general and administrative expense
Selling, general and administrative expense was $2.9 million for the three months ended March 31, 2019 compared to $3.3 million for the three months ended March 31, 2018. The decrease in selling, general and administrative expense during the current quarter is primarily related to planned expense reductions and the timing of annual adverting spend. Selling, general and administrative expense represented 12.9% of net sales in the three months ended March 31, 2019 and 14.0% of net sales for the same period of 2018.
Income from operations
Income from operations decreased $1.4 million during the three months ended March 31, 2019 to $1.4 million, compared to the corresponding period in 2018. This decrease was primarily a result of the decrease in gross profit for the quarter, for the reasons noted above.

Velocity Outdoor

	Three months ended
	March 31, 2019		March 31, 2018
Net sales	$31,137	100.0%	$24,407	100.0%
Gross profit	$9,287	29.8%	$7,079	29.0%
SG&A	$6,543	21.0%	$5,471	22.4%
Operating income	$341	1.1%	$273	1.1%
Net sales
Net sales for the three months ended March 31, 2019 were $31.1 million, an increase of $6.7 million or 27.6%, compared to the same period in 2018. The increase in net sales for the three months ended March 31, 2019 is primarily due to the add on acquisition of Ravin Crossbows, which had net sales of $9.9 million in the quarter ended March 31, 2019, partially offset by sales associated with the Junior Reserve Officer Training Corps (JROTC) contract that shipped in the first quarter of 2018 along with general softness in the archery product line.
Gross profit
Gross profit as a percentage of net sales was 29.8% for the three months ended March 31, 2019 as compared to 29.0% in the three months ended March 31, 2018. The increase in gross profit of $2.2 million was driven primarily by sales associated with the Ravin acquisition.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2019 was $6.5 million, or 21.0% of net sales compared to $5.5 million, or 22.4% of net sales for the three months ended March 31, 2018. The increase in selling, general and administrative expense for the three months ended March 31, 2019 is primarily related to the Ravin acquisition offset by the non-recurrence of the integration fee paid in 2018 to CGM.
Income from operations
Income from operations for the three months ended March 31, 2019 was $0.34 million, an increase of $0.07 million when compared to income from operations of $0.27 million for the same period in 2018, based on the factors described above.

Niche Industrial Businesses
Advanced Circuits

	Three months ended
	March 31, 2019		March 31, 2018
Net sales	$23,069	100.0%	$22,063	100.0%
Gross profit	$10,604	46.0%	$10,026	45.4%
SG&A	$3,767	16.3%	$3,658	16.6%
Operating income	$6,481	28.1%	$5,932	26.9%
Net sales
Net sales for the three months ended March 31, 2019 were $23.1 million, an increase of approximately $1.0 million or 4.6% compared to the three months ended March 31, 2018. The increase in net sales was due to increased sales in Quick-Turn Small-Run PCBs, Long-Lead Time PCBs, Subcontract PCBs, and a decrease in promotions, partially offset by decreased sales in Quick-Turn Production PCBs. Quick-Turn Small-Run PCBs comprised approximately 19.4% of gross sales and Quick-Turn Production PCBs represented approximately 31.8% of gross sales for the first quarter of 2019. Quick-Turn Small-Run PCBs comprised approximately 19.4% of gross sales and Quick-Turn Production PCBs represented approximately 34.3% of gross sales for the first quarter 2018.
Gross profit
Gross profit as a percentage of net sales increased 60 basis points during the three months ended March 31, 2019 compared to the corresponding period in 2018 (46.0% at March 31, 2019 compared to 45.4% at March 31, 2018) primarily as a result of sales mix.
Selling, general and administrative expense
Selling, general and administrative expense was approximately $3.8 million in the three months ended March 31, 2019 compared to $3.7 million in the three months ended March 31, 2018. Selling, general and administrative expense represented 16.3% of net sales for the three months ended March 31, 2019 compared to 16.6% of net sales in the corresponding period in 2018.
Income from operations
Income from operations for the three months ended March 31, 2019 was approximately $6.5 million compared to $5.9 million in the same period in 2018, an increase of approximately $0.5 million, principally as a result of the factors described above.

Arnold

	Three months ended
	March 31, 2019		March 31, 2018
Net sales	$30,028	100.0%	$29,399	100.0%
Gross profit	$7,239	24.1%	$7,710	26.2%
SG&A	$4,797	16.0%	$4,999	17.0%
Operating income	$1,477	4.9%	$1,725	5.9%
Net sales
Net sales for the three months ended March 31, 2019 were approximately $30.0 million, an increase of $0.6 million compared to the same period in 2018. The increase in net sales is primarily a result of increased demand in the aerospace and defense markets. International sales were $12.1 million in both the three months ended March 31, 2019 and March 31, 2018.

Gross profit
Gross profit for the three months ended March 31, 2019 was approximately $7.2 million compared to approximately $7.7 million in the same period of 2018. Gross profit as a percentage of net sales decreased from 26.2% for the quarter ended March 31, 2018 to 24.1% in the quarter ended March 31, 2019 principally due to unfavorable currency fluctuations.
Selling, general and administrative expense
Selling, general and administrative expense in the three month period ended March 31, 2019 was $4.8 million, compared to approximately $5.0 million for the three months ended March 31, 2018. Selling, general and administrative expense was 16.0% of net sales in the three months ended March 31, 2019 and 17.0% in the three months ended March 31, 2018.
Income from operations
Income from operations for the three-months ended March 31, 2019 was approximately $1.5 million, a decrease of $0.2 million when compared to the same period in 2018, as a result of the factors noted above.

Clean Earth

	Three months ended
	March 31, 2019		March 31, 2018
Net revenues	$63,632	100.0%	$58,221	100.0%
Gross profit	$16,634	26.1%	$15,278	26.2%
SG&A	$11,802	18.5%	$11,137	19.1%
Operating income	$1,257	2.0%	$759	1.3%
Net revenues
Net revenues for the three months ended March 31, 2019 were approximately $63.6 million, an increase of $5.4 million, or 9.3%, compared to the same period in 2018. The increase in net revenues is due to acquisitions made in the last year as well as improved performance in the hazardous waste base business. For the three months ended March 31, 2019, contaminated soil revenue increased 12% as compared to the same period last year, which is principally attributable to a recent acquisition. Hazardous waste revenues increased 32% principally as a result of recent acquisitions and growth in the base business. Net revenues from dredged material decreased $4.9 million during the three months ended March 31, 2019 as compared to the same period in 2018 due to the timing of projects. Contaminated soils represented approximately 51% of net revenues for the three months ended March 31, 2019 and 50% of net revenues for the three months ended March 31, 2018.
Gross profit
Gross profit for the three months ended March 31, 2019 was approximately $16.6 million compared to approximately $15.3 million in the same period of 2018, with a majority of the increase in gross profit reflecting the increase in hazardous volume during the current period, recent acquisitions and improved processing efficiencies. Gross profit as a percentage of net revenues was consistent quarter over quarter at 26.2% for the three-month period ended March 31, 2018 compared to 26.1% for the same period ended March 31, 2019.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2019 increased to approximately $11.8 million, or 18.5%, of net revenues, as compared to $11.1 million, or 19.1%, of net revenues for the same period in 2018. The increased spending is related to the integration costs of recent acquisitions and increased labor expenses as a result of the acquisitions.
Income from operations
Income from operations for the three months ended March 31, 2019 was approximately $1.3 million as compared to income from operations of $0.8 million for the three months ended March 31, 2018, an increase of $0.5 million, primarily as a result of those factors described above.

Foam Fabricators

	Three months ended
	March 31, 2019		March 31, 2018
			Pro forma
Net sales	$30,682	100.0%	$30,490	100.0%
Gross profit	$8,488	27.7%	$7,450	24.4%
SG&A	$2,736	8.9%	$4,418	14.5%
Operating income	$3,506	11.4%	$786	2.6%
Pro forma financial information for Foam Fabricators for the three months ended March 31, 2018 includes pre-acquisition results of operations for the period from January 1, 2018 through February 15, 2018, the date of acquisition of Foam, for comparative purposes. The historical results of Foam Fabricators have been adjusted to reflect the purchase accounting adjustments recorded in connection with the acquisition: $0.2 million in stock compensation expense and $1.0 million in amortization expense, as well as $0.1 million in management fees that would have been incurred by Foam Fabricators if we owned the company during this period.
Net sales
Net sales for the quarter ended March 31, 2019 were $30.7 million, an increase of $0.2 million, or 0.6%, compared to the quarter ended March 31, 2018. The increase in net sales was primarily due to organic growth within the existing customer base, primarily related to the appliance and protective packaging categories.
Gross profit
Gross profit as a percentage of net sales was 27.7% and 24.4% for the three months ended March 31, 2019 and 2018, respectively. Cost of sales for the quarter ended March 31, 2018 includes $0.7 million of expense related to the amortization of inventory step-up resulting from the purchase price allocation of Foam Fabricators. Excluding the effect of the inventory step-up, prior year gross profit as a percentage of net sales was 26.6%. The increase in gross profit as a percentage of net sales in the quarter ended March 31, 2019 was due to a price increase for contract customers effective April 1, 2018 and a price increase for non-contract customers in December 2018 to offset increases in the price of expanded polystyrene ("EPS") resin. A majority of Foam Fabricator's products are made with EPS resin, an oil & natural gas derived polymer with an added expansion agent, therefore raw material costs will increase with increases in the price of oil and natural gas.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2019 was $2.7 million as compared to $4.4 million for the three months ended March 31, 2018, a decrease of $1.7 million. Selling, general and administrative expense for the three months ended March 31, 2018 included $1.5 million in transaction expenses related to the acquisition. Excluding the acquisition expenses, selling, general and administrative expense for the three months ended March 31, 2018 was $2.9 million, which is consistent with the expenses incurred in the current period.
Income from operations
Income from operations was $3.5 million for the three months ended March 31, 2019 as compared to $0.8 million for the three months ended March 31, 2018, an increase of $2.7 million, primarily as a result of the factors noted above.
Sterno

	Three months ended
	March 31, 2019		March 31, 2018
			Pro forma
Net sales	$91,195	100.0%	$90,027	100.0%
Gross profit	$22,354	24.5%	$22,231	24.7%
SG&A	$10,093	11.1%	$10,024	11.1%
Operating income	$7,982	8.8%	$8,589	9.5%
Pro forma financial information for Sterno for the three months ended March 31, 2018 includes pre-acquisition results of operations for Rimports, which was acquired by Sterno on February 26, 2018, for the period from January 1, 2018 through the date of acquisition for comparative purposes. The historical results of Rimports have been adjusted to reflect an additional $1.6 million in amortization expense recorded in connection with the purchase accounting adjustments related to the acquisition.
Net sales
Net sales for the three months ended March 31, 2019 were approximately $91.2 million, an increase of $1.2 million, or 1.3%, compared to the same period in 2018. The net sales variance reflects increased Rimports sales relating to wax, scent charms and room sprays products.
Gross profit
Gross profit as a percentage of net sales decreased from 24.7% for the three months ended March 31, 2018 to 24.5% for the same period ended March 31, 2019. The decrease in gross profit percentage as compared to the quarter ended March 31, 2018 primarily reflects sales mix, with more lower margin products sold in the current quarter versus the prior year.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2019 and 2018 was consistent quarter over quarter, at approximately $10.1 million and $10.0 million, respectively. The expense from the prior year quarter reflects $0.6 million in acquisition expenses related to the acquisition of Rimports. Excluding the acquisition expenses, selling, general and administrative expense increased $0.7 million, reflecting higher legal and audit fees. Selling, general and administrative expense represented 11.1% of net sales for both the three months ended March 31, 2019 and March 31, 2018.
Income from operations
Income from operations for the three months ended March 31, 2019 was approximately $8.0 million, a decrease of $0.6 million compared to the three months ended March 31, 2018 based on the factors noted above.

Liquidity and Capital Resources
Liquidity
At March 31, 2019, we had approximately $39.8 million of cash and cash equivalents on hand, a decrease of $10.9 million as compared to the year ended December 31, 2018. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.
The change in cash and cash equivalents is as follows:
Operating Activities:

	Three months ended
(in thousands)	March 31, 2019	March 31, 2018
Cash (used in) provided by operating activities	$(8,936)	$6,643

For the three months ended March 31, 2019, cash flows used in operating activities totaled approximately $8.9 million, which represents a $15.7 million decrease compared to cash provided by operating activities of $6.6 million during the three-month period ended March 31, 2018. Cash used in operating activities for working capital for the three months ended March 31, 2019 was $29.4 million, as compared to cash used in operating activities for working capital of $10.5 million for the three months ended March 31, 2018. The increase in cash used for working capital purposes in the current quarter primarily reflects the effect of our acquisitions that occurred in February 2018 which resulted in a significant increase in operational cash flows, particularly at Rimports, our Sterno add-on acquisition.
Investing Activities:

	Three months ended
(in thousands)	March 31, 2019	March 31, 2018
Cash provided by (used in) investing activities	$168,944	$(415,628)

Cash flows provided by investing activities for the three months ended March 31, 2019 totaled approximately $168.9 million, compared to cash used in investing activities of $415.6 million in the same period of 2018. Cash flows from Manitoba Harvest, which is reflected as discontinued operations, totaled $51.5 million in the current quarter and reflects the effect of the sale transaction. Cash provided by investing activities from continuing operations in the current year primarily relates to the proceeds received from the sale of Manitoba Harvest. In the prior year, we had a platform acquisition in the first quarter, Foam Fabricators, and several add on acquisitions at our subsidiaries, including the Sterno acquisition of Rimports in February 2018. The total amount spent on acquisitions in the three months ended March 31, 2018 was approximately $402.8 million. Capital expenditures in the three months ended March 31, 2019 decreased approximately $4.6 million compared to the same period in the prior year, due primarily to larger than typical expenditures at our 5.11 and Arnold businesses in the prior year. We expect capital expenditures for the full year of 2019 to be approximately $45 million to $55 million.
Financing Activities:

	Three months ended
(in thousands)	March 31, 2019	March 31, 2018
Cash (used in) provided by financing activities	$(172,448)	$413,418

Cash flows used in financing activities totaled approximately $172.4 million during the three months ended March 31, 2019 compared to cash flows provided by financing activities of $413.4 million during the three months ended March 31, 2018. The 2018 activity primarily related to the financing of our acquisitions of Foam Fabricators and Rimports in February 2018, which were financed through draws on our 2014 Revolving Credit Facility, partially offset by net proceeds of $96.7 million from the Series B Preferred Shares offering in March 2018 which was used to repay a portion of the outstanding amount on the 2014 Revolving Credit Facility. In the current quarter, we used proceeds from the sale of Manitoba Harvest to repay a portion of the outstanding amount on the 2018 Revolving Credit Facility, and paid our distributions on our common and preferred shares.
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
Due to significant capital expenditures related to the implementation of a new ERP system, warehouse expansion and retail roll out, we granted 5.11 waivers under their intercompany debt agreement effective as of the quarter ended September 30, 2017 through December 31, 2018. The waivers permitted 5.11 to increase its allowable capital expenditure limits and excluded certain capital expenditures associated with the ERP system and warehouse expansion from the calculation of the fixed charge coverage ratio. We further amended the 5.11 intercompany debt agreement during 2018 to allow for an additional $5.0 million outstanding debt to be permitted under 5.11's Term B loan. In the first quarter of 2019, we further amended the 5.11 intercompany debt agreement to update the definition of capital expenditures to exclude capital expenditures made with respect to 5.11's retail stores from the calculation of the fixed charge coverage ratio. 5.11 was in compliance with the covenants under their intercompany debt agreement at March 31, 2019. Subsequent to the third quarter of 2018, we amended the Sterno Loan Agreement to increase the amount available to Sterno under their intercompany revolving credit facility. Liberty was not in compliance with the financial covenants under their intercompany loan agreement at December 31, 2018, and we amended the Liberty intercompany debt agreement to grant a waiver to them through the quarter ended December 31, 2019. Clean Earth was not in compliance with the financial covenants under their intercompany loan agreement at December 31, 2018 as a result of financing various add-on acquisitions during the year, and we amended the Clean Earth intercompany debt agreement to grant a waiver to them through the quarter ended December 31, 2019. Except as previously noted, all of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at March 31, 2019.
As of March 31, 2019, we had the following outstanding loans due from each of our businesses:

(in thousands)
5.11 Tactical	$202,140
Ergobaby	$53,280
Liberty	$45,839
Advanced Circuits	$72,092
Arnold	$76,930
Clean Earth	$215,110
Foam Fabricators	$101,300
Sterno	$266,690
Velocity Outdoor	$123,819

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
Financing Arrangements
2018 Credit Facility
In April 2018, we entered into an Amended and Restated Credit Agreement (the "2018 Credit Facility") to amend and restate the 2014 Credit Facility. The 2018 Credit Facility provides for (i) revolving loans, swing line loans and letters of credit (the “2018 Revolving Credit Facility”) up to a maximum aggregate amount of $600 million (the “2018 Revolving Loan Commitment”), and (ii) a $500 million term loan (the “2018 Term Loan”).
We had $514.8 million in net availability under the 2018 Revolving Credit Facility at March 31, 2019. The outstanding borrowings under the 2018 Revolving Credit Facility include $0.3 million of outstanding letters of credit at March 31, 2019.
Senior Notes
On April 18, 2018, we consummated the issuance and sale of $400 million aggregate principal amount of our 8.000% due 2026 (the "Notes" or "Senior Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The Notes were issued pursuant to an indenture, dated as of April 18, 2018 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The Notes will bear interest at the rate of 8.000% per annum and will mature on May 1, 2026. Interest on the Notes is payable in cash on May 1st and November 1st of each year. The Notes are general senior unsecured obligations of the Company and are not guaranteed by our subsidiaries.

The following table reflects required and actual financial ratios as of March 31, 2019 included as part of the affirmative covenants in our 2018 Credit Facility.

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Fixed Charge Coverage Ratio	Greater than or equal to 1.50:1.0	2:57:1.0
Total Secured Debt to EBITDA Ratio	Less than or equal to 3.50:1.0	2.12:1.0
Total Debt to EBITDA Ratio	Less than or equal to 5.00:1.0	3.57:1.0
Interest Expense
The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Three months ended March 31,
	2019	2018
Interest on credit facilities	$8,774	$8,284
Interest on Senior Notes	8,000	—
Unused fee on Revolving Credit Facility	387	452
Amortization of original issue discount	152	255
Unrealized (gain) loss on interest rate derivative (1)	1,099	(2,901)
Other, net	170	92
Interest expense	$18,582	$6,182

Average daily balance outstanding - credit facilities	$709,297	$808,260
Effective interest rate - credit facilities	6.0%	3.1%

(1) On September 16, 2014, we purchased an interest rate swap (the "Swap") with a notional amount of $220 million effective April 1, 2016 through June 6, 2021. The agreement requires us to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At March 31, 2019, the current portion of the Swap was in a liability position and had a fair value of $1.0 million, and the non-current portion of the Swap was in a liability position with a fair value of $2.0 million. The fair value of the Swap reflects the present value of future payments and receipts under the agreement and is reflected as a component of interest expense and non-current assets and current liabilities at March 31, 2019.
In the above table, we provide the effective interest rate on our credit facilities, including the effect of the Swap, and excluding the interest on our Senior Notes, which is at a fixed 8.000%.

Reconciliation of Non-GAAP Financial Measures
GAAP or U.S. GAAP refer to generally accepted accounting principles in the United States. From time to time we may publicly disclose certain "non-GAAP" financial measures in the course of our investor presentations, earnings releases, earnings conference calls or other venues. A non-GAAP financial measure is a numerical measure of historical or future performance, financial position or cash flow that excludes amounts, or is subject to adjustments that effectively exclude amounts, included in the most directly comparable measure calculated and presented in accordance with GAAP in our financial statements, and vice versa for measures that include amounts, or are subject to adjustments that effectively include amounts, that are excluded from the most directly comparable measure as calculated and presented.
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
Adjusted EBITDA – Adjusted EBITDA is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by: (i) noncontrolling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting, due diligence, etc.) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805; (iii) management fees, which reflect fees due quarterly to our Manager in connection with our MSA, as well as Integration Services Fees paid by newly acquired companies; (iv) impairment charges, which reflect write downs to goodwill or other intangible assets; and (vi) foreign currency transaction gains or losses incurred in connection with the conversion of intercompany debt from a foreign functional currency to U.S. dollar.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Three months ended March 31, 2019

	Corporate	5.11	Ergobaby	Liberty	Velocity Outdoor	ACI	Arnold	Clean Earth	Foam	Sterno	Consolidated
Net income (loss) (1)	$109,622	$(1,870)	$1,523	$153	$(1,865)	$3,704	$137	$(2,710)	$604	$1,446	$110,744
Adjusted for:
Provision (benefit) for income taxes	—	(445)	626	118	(693)	1,061	(263)	(1,021)	539	481	403
Interest expense, net	18,410	(4)	—	—	48	(1)	—	129	—	—	18,582
Intercompany interest	(25,463)	4,565	979	1,080	2,779	1,737	1,584	4,589	2,277	5,873	—
Depreciation and amortization	359	5,258	2,119	428	3,312	707	1,644	6,169	3,067	5,485	28,548
EBITDA	102,928	7,504	5,247	1,779	3,581	7,208	3,102	7,156	6,487	13,285	158,277
Gain on sale of business	(121,659)	—	—	—	—	—	—	—	—	—	(121,659)
Other (income) expense	363	(8)	—	43	11	(58)	(2)	136	16	70	571
Noncontrolling shareholder compensation	—	559	225	9	270	6	(15)	388	254	420	2,116
Acquisition expenses and other	—	—	—	—	—	—	—	366	—	—	366
Loss on sale of investment	5,300	—	—	—	—	—	—	—	—	—	5,300
Integration services fee	—	—	—	—	—	—	—	—	281	—	281
Other	—	—	—	266	—	58	—	89	—	—	413
Management fees	9,769	250	125	125	125	125	125	125	188	125	11,082
Adjusted EBITDA	$(3,299)	$8,305	$5,597	$2,222	$3,987	$7,339	$3,210	$8,260	$7,226	$13,900	$56,747

(1) Net income (loss) does not include income from discontinued operations for the three months ended March 31, 2019.

Adjusted EBITDA
Three months ended March 31, 2018

	Corporate	5.11	Ergobaby	Liberty	Velocity Outdoor	ACI	Arnold	Clean Earth	Foam	Sterno	Consolidated
Net income (loss) (1)	$(999)	$(2,775)	$674	$1,318	$(1,286)	$3,118	$91	$(2,316)	$(597)	$1,545	$(1,227)
Adjusted for:
Provision (benefit) for income taxes	—	(1,779)	262	452	(485)	887	(135)	(617)	(3)	(443)	(1,861)
Interest expense, net	6,037	8	—	—	73	—	—	64	—	—	6,182
Intercompany interest	(20,021)	4,099	1,316	1,012	1,915	1,887	1,630	3,470	1,172	3,520	—
Depreciation and amortization	508	5,481	2,050	363	2,049	842	1,602	5,579	913	2,988	22,375
EBITDA	(14,475)	5,034	4,302	3,145	2,266	6,734	3,188	6,180	1,485	7,610	25,469
Loss on sale of fixed assets	—	—	—	57	—		49	40	6	—	152
Noncontrolling shareholder compensation	—	612	271	19	381	6	36	388	85	541	2,339
Acquisition related expenses	5	—	—	—	—	—	—	—	1,552	632	2,189
Integration services fee	—	—	—	—	375	—	—	—	281	—	656
Loss on foreign currency transaction and other	1,339	—	—	—	—	—	—	—	—	—	1,339
Management fees	9,543	250	125	125	125	125	125	125	94	125	10,762
Adjusted EBITDA (2)	$(3,588)	$5,896	$4,698	$3,346	$3,147	$6,865	$3,398	$6,733	$3,503	$8,908	$42,906

(1) Net income (loss) does not include loss from discontinued operations for the three months ended March 31, 2018.
(2) As a result of the sale of our Manitoba Harvest subsidiary in February 2019, Adjusted EBITDA for the three months ended March 31, 2019 does not include Adjusted EBITDA from Manitoba Harvest of $1.1 million.

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

	Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018
Net income (loss)	$110,158	$(1,621)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	28,638	22,933
Gain on sale of businesses	(121,659)	—
Amortization of debt issuance costs and original issue discount	1,079	1,353
Unrealized (gain) loss on interest rate hedges	1,099	(2,901)
Noncontrolling shareholder charges	2,205	2,551
Provision for loss on receivables	696	328
Deferred taxes	(2,323)	(4,311)
Other	334	(177)
Changes in operating assets and liabilities	(29,163)	(11,512)
Net cash provided by (used in) operating activities	(8,936)	6,643
Plus:
Unused fee on revolving credit facility	387	452
Integration services fee (1)	281	656
Successful acquisition costs	366	2,189
Realized loss from foreign currency (2)	363	1,339
Loss on sale of Tilray Common Stock	5,300	—
Changes in operating assets and liabilities	29,163	11,512
Less:
Payment of interest rate swap	94	706
Maintenance capital expenditures: (3)
Compass Group Diversified Holdings LLC	—	—
5.11 Tactical	212	1,362
Advanced Circuits	188	97
Arnold	1,112	1,252
Clean Earth	1,350	1,257
Ergobaby	71	288
Foam Fabricators	498	398
Liberty	126	61
Manitoba Harvest	—	86
Sterno	452	384
Velocity Outdoor	988	787
Other	403	282
Preferred share distribution	3,781	1,813
Estimated cash flow available for distribution and reinvestment	$17,649	$14,018

Distribution paid in April 2019/2018	$(21,564)	$(21,564)

(1) Represents fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership, payable quarterly.
(2) Reflects the foreign currency transaction gain or loss resulting from the Canadian dollar intercompany loans issued to Manitoba Harvest.

(3)
Represents maintenance capital expenditures that were funded from operating cash flow, net of proceeds from the sale of property, plant and equipment, and excludes growth capital expenditures of approximately $2.5 million for the three months ended March 31, 2019 and $6.2 million for the three months ended March 31, 2018.

Seasonality
Earnings of certain of our operating segments are seasonal in nature due to various recurring events, holidays and seasonal weather patterns, as well as the timing of our acquisitions during a given year. Historically, the third and fourth quarter produce the highest net sales during our fiscal year.
Related Party Transactions
Integrations Services Agreements
Foam Fabricators, which was acquired in 2018, entered into Integration Services Agreements ("ISA") with CGM.  The ISA provides for CGM to provide services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act and align the acquired entity's policies and procedures with our other subsidiaries.  Each ISA is for the twelve-month period subsequent to the acquisition. Foam Fabricators paid CGM $2.25 million over the term of the ISA, $2.0 million in 2018 and $0.3 million in 2019.

5.11 - Related Party Vendor Purchases
5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the three months ended March 31, 2019, 5.11 purchased approximately $1.3 million in inventory from the vendor.
Subsequent Event - Profit Allocation Payments
The sale of Manitoba Harvest in February 2019 qualified as a Sale Event under the Company's LLC Agreement. During the second quarter of 2019, the Company declared a distribution to the Allocation Member in connection with the Sale Event of Manitoba Harvest of $7.7 million. This distribution will be paid in the second quarter of 2019. The profit allocation distribution was calculated based on the portion of the gain on sale related to the Closing Date Consideration, less the loss on sale of shares that were received as part of the Closing Consideration. An additional profit allocation distribution related to the Sale Event of Manitoba Harvest will be declared subsequent to receipt of the Deferred Consideration in August 2019.
Off-Balance Sheet Arrangements
We have no special purpose entities or off-balance sheet arrangements.
Contractual Obligations
Long-term contractual obligations, except for our long-term debt obligations and operating lease liabilities, are generally not recognized in our consolidated balance sheet. Non-cancelable purchase obligations are obligations we incur during the normal course of business, based on projected needs.
The table below summarizes the payment schedule of our contractual obligations at March 31, 2019:

(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$1,369,503	$63,049	$127,504	$211,559	$967,391
Operating lease obligations (2)	146,138	20,530	48,956	32,220	44,432
Purchase obligations (3)	510,678	227,814	136,285	111,138	35,441
Total (4)	$2,026,319	$311,393	$312,745	$354,917	$1,047,264

(1)	Reflects amounts due under our 2018 Credit Facility, as well as our Senior Notes, together with interest on our debt obligations.

(2)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms.

(3)
Reflects non-cancelable commitments as of March 31, 2019, including: (i) shareholder distributions of $166.4 million; (ii) estimated management fees of $45.2 million per year over the next five years; and (iii) other obligations including amounts due under employment agreements. Distributions to our shareholders are approved by our board of directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.

(4)
The contractual obligation table does not include approximately $1.1 million in liabilities associated with unrecognized tax benefits as of March 31, 2019 as the timing of the recognition of this liability is not certain. The amount of the liability is not expected to significantly change in the next twelve months.

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
Except as set forth below, our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended December 31, 2018, as filed with the Securities and Exchange Commission ("SEC") on February 27, 2019.
Goodwill and Indefinite-lived Intangible Asset Impairment Testing
Goodwill
Goodwill represents the excess amount of the purchase price over the fair value of the assets acquired. Our goodwill and indefinite lived intangible assets are tested for impairment on an annual basis as of March 31st, and if current events or circumstances require, on an interim basis. Goodwill is allocated to various reporting units, which are generally an operating segment or one level below the operating segment. Each of our businesses represents a reporting unit.
We use a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment testing. The qualitative factors we consider include, in part, the general macroeconomic environment, industry and market specific conditions for each reporting unit, financial performance including actual versus planned results and results of relevant prior periods, operating costs and cost impacts, as well as issues or events specific to the reporting unit. If qualitative factors are not sufficient to determine that the fair value of a reporting unit is more likely than not to exceed its carrying value. we will perform a quantitative test the reporting unit whereby we estimate the fair value of the reporting unit using an income approach or market approach, or a weighting of the two methods. Under the income approach, we estimate the fair value of our reporting unit based on the present value of future cash flows. Cash flow projections are based on Management's estimate of revenue growth rates and operating margins and take into consideration industry and market conditions as well as company specific economic factors. The discount rate used is based on the weighted average cost of capital adjusted for the relevant risk associated with the business and the uncertainty associated with the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimate fair value based on market multiples of revenue and earnings derived from comparable public companies with operating characteristics that are similar to the reporting unit. When market comparables are not meaningful or available, we estimate the fair value of the reporting unit using only the income approach.
2019 Annual Impairment Testing - For our annual impairment testing at March 31, 2019, we determined that our Liberty operating segment required quantitative testing because we could not conclude that the fair value of Liberty significantly exceeded its carrying value based on qualitative factors alone. We expect to conclude the goodwill impairment testing during the quarter ended June 30, 2019. For the reporting units that were tested qualitatively for the 2019 annual impairment testing, the results of the qualitative analysis indicated that it is more likely than not that the fair value exceeded their carrying value.

2018 Annual Impairment Testing - Our Arnold operating segment previously had three separate reporting units. As a result of changes implemented by Arnold management during 2016 and 2017, we reassessed the reporting units at Arnold as of the annual impairment testing date in 2018. The separate Arnold reporting units were determined to only comprise one reporting unit at the Arnold operating segment level as of March 31, 2018. As part of the exercise of combining the separate Arnold reporting units into one reporting unit, we performed "before" and "after" goodwill impairment testing, whereby we performed the annual impairment testing for each of the existing reporting units of Arnold and then subsequent to the completion of the annual impairment testing of the separate reporting units, we performed a quantitative impairment test of the Arnold operating segment. Two of the Arnold reporting units, PMAG and PTM, were tested qualitatively as part of the "before" test, while a quantitative impairment test was performed on the Flexmag reporting unit because we could not determine that it was more-likely than-not that the fair value of a reporting unit exceeded its carrying value. We then performed a quantitative impairment test of the Arnold operating segment, which combined the three reporting units. The results of the quantitative impairment testing of the Arnold reporting unit indicated that the fair value of the Arnold reporting unit exceeded the carrying value by 254%. All of our other reporting units were tested qualitatively as of March 31, 2018, and the results of the qualitative analysis indicated that the fair value exceeded their carrying value.
Indefinite-lived intangible assets
We use a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. Our indefinite-lived intangible assets consist of trade names with a carrying value of approximately $60.4 million. The results of the qualitative analysis of our other reporting unit's indefinite-lived intangible assets, which we completed as of March 31, 2019, indicated that the fair value of the indefinite lived intangible assets exceeded their carrying value.
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
The adoption of the new revenue guidance represented a change in accounting principle that will more closely align revenue recognition with the transfer of control of our goods and services and will provide financial statement readers with enhanced disclosures. In accordance with the new revenue guidance, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from customers which are subsequently remitted to government authorities.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk since December 31, 2018. For a further discussion of our exposure to market risk, refer to the section entitled "Quantitative and Qualitative Disclosures about Market Risk" that was disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 27, 2019.

ITEM 4. CONTROLS AND PROCEDURES
As required by Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15(b), Holdings’ Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2019. Based on that evaluation, the Holdings’ Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of March 31, 2019.

There have been no material changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There have been no material changes to those legal proceedings associated with the Company’s and Holdings’ business together with legal proceedings for the businesses discussed in the section entitled "Legal Proceedings" that was disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 27, 2019.

ITEM 1A. RISK FACTORS
There have been no material changes in those risk factors and other uncertainties associated with the Company and Holdings discussed in the section entitled "Risk Factors" that was disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 27, 2019.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1*	First Amendment to the 2018 Credit Facility

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Arrangement Agreement, dated February 19, 2019 by and among FHF Holdings Ltd.; 1197879 B.C. Ltd.; Compass Group Diversified Holdings, LLC; and each Shareholder that is, or is made pursuant to the Plan of Arrangement, a party hereto (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on February 20, 2019 (File No. 001-34927)).

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
Date: May 1, 2019
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 1, 2019

EXHIBIT INDEX

Exhibit Number	Description

10.1*	First Amendment to the 2018 Credit Facility

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Arrangement Agreement, dated February 19, 2019 by and among FHF Holdings Ltd.; 1197879 B.C. Ltd.; Compass Group Diversified Holdings, LLC; and each Shareholder that is, or is made pursuant to the Plan of Arrangement, a party hereto (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on February 20, 2019 (File No. 001-34927)).

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