Form 10-Q
period 2019-06-30
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2019-07-31
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
301 Riverside Avenue, Second Floor, Westport, CT 06880
(203) 221-1703
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Shares representing beneficial interests in Compass Diversified Holdings	CODI	New York Stock Exchange
Series A Preferred Shares representing Series A Trust Preferred Interest in Compass Diversified Holdings	CODI PR A	New York Stock Exchange
Series B Preferred Shares representing Series B Trust Preferred Interest in Compass Diversified Holdings	CODI PR B	New York Stock Exchange

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

As of July 30, 2019, there were 59,900,000 Trust common shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2019

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

•	the "2018 Revolving Credit Facility" refers to the $600 million in revolving loans, swing line loans and letters of credit provided by the 2018 Credit Facility that matures in 2023;

•	the "2018 Term Loan" refer to the $500 million term loan provided by the 2018 Credit Facility that matures in April 2025;

•	the "LLC Agreement" refer to the fifth amended and restated operating agreement of the Company dated as of December 6, 2016; and

•	"we," "us" and "our" refer to the Trust, the Company and the businesses together.

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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
(in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$485,864	$48,771
Accounts receivable, net	187,321	205,545
Inventories	327,657	307,437
Prepaid expenses and other current assets	85,280	29,670
Current assets of discontinued operations	—	89,762
Total current assets	1,086,122	681,185
Property, plant and equipment, net	143,313	146,601
Goodwill	471,400	471,115
Intangible assets, net	588,618	615,592
Other non-current assets	96,538	8,378
Non-current assets of discontinued operations	—	449,464
Total assets	$2,385,991	$2,372,335

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$74,833	$77,169
Accrued expenses	104,133	106,612
Due to related party	8,045	11,093
Current portion, long-term debt	5,000	5,000
Other current liabilities	26,650	6,912
Current liabilities of discontinued operations	—	52,494
Total current liabilities	218,661	259,280
Deferred income taxes	33,813	33,984
Long-term debt	869,918	1,098,871
Other non-current liabilities	86,818	12,615
Non-current liabilities of discontinued operations	—	48,243
Total liabilities	1,209,210	1,452,993

Commitments and contingencies

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 8,000 shares issued and outstanding at June 30, 2019 and December 31, 2018
Series A preferred shares, no par value; 4,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	96,417	96,417
Series B preferred shares, no par value; 4,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	96,504	96,504
Trust common shares, no par value, 500,000 authorized; 59,900 shares issued and outstanding at June 30, 2019 and December 31, 2018	924,680	924,680
Accumulated other comprehensive loss	(4,512)	(8,776)
Retained earnings (accumulated deficit)	17,715	(249,453)
Total stockholders’ equity attributable to Holdings	1,130,804	859,372
Noncontrolling interest	45,977	39,922
Noncontrolling interest of discontinued operations	—	20,048
Total stockholders’ equity	1,176,781	919,342
Total liabilities and stockholders’ equity	$2,385,991	$2,372,335
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net revenues	$336,084	$339,989	$674,941	$626,119
Cost of revenues	213,521	221,510	432,823	403,753
Gross profit	122,563	118,479	242,118	222,366
Operating expenses:
Selling, general and administrative expense	80,312	81,513	161,709	161,676
Management fees	8,521	10,799	19,478	21,436
Amortization expense	13,522	14,465	27,112	22,745
Operating income	20,208	11,702	33,819	16,509
Other income (expense):
Interest expense, net	(18,445)	(13,474)	(36,899)	(19,592)
Loss on sale of securities (refer to Note C)	—	—	(5,300)	—
Amortization of debt issuance costs	(928)	(953)	(1,855)	(2,051)
Other income (expense), net	(90)	(2,207)	(524)	(3,540)
Income (loss) from continuing operations before income taxes	745	(4,932)	(10,759)	(8,674)
Provision for income taxes	4,551	3,330	5,975	2,087
Loss from continuing operations	(3,806)	(8,262)	(16,734)	(10,761)
Income from discontinued operations, net of income tax	15,474	7,630	16,901	8,508
Gain on sale of discontinued operations	206,505	1,165	328,164	1,165
Net income (loss)	218,173	533	328,331	(1,088)
Less: Net income from continuing operations attributable to noncontrolling interest	1,387	1,486	2,755	1,787
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest	252	(45)	(266)	374
Net income (loss) attributable to Holdings	$216,534	$(908)	$325,842	$(3,249)

Amounts attributable to Holdings
Loss from continuing operations	$(5,193)	$(9,748)	$(19,489)	$(12,548)
Income from discontinued operations, net of income tax	15,222	7,675	17,167	8,134
Gain on sale of discontinued operations, net of income tax	206,505	1,165	328,164	1,165
Net income (loss) attributable to Holdings	$216,534	$(908)	$325,842	$(3,249)

Basic income (loss) per common share attributable to Holdings (refer to Note J)
Continuing operations	$(0.32)	$(0.25)	$(0.64)	$(0.34)
Discontinued operations	3.70	0.14	5.77	0.16
	$3.38	$(0.11)	$5.13	$(0.18)

Basic weighted average number of shares of common shares outstanding	59,900	59,900	59,900	59,900
Cash distributions declared per Trust common share (refer to Note J)	$0.36	$0.36	$0.72	$0.72

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018

Net income (loss)	$218,173	$533	$328,331	$(1,088)
Other comprehensive income (loss)
Foreign currency translation adjustments	(324)	(3,004)	253	(4,027)
Foreign currency amounts reclassified from accumulated other comprehensive income (loss) that increase (decrease) net income:
Disposition of Manitoba Harvest	—	—	4,791	—
Pension benefit liability, net	(671)	168	(780)	609
Other comprehensive income (loss)	(995)	(2,836)	4,264	(3,418)
Total comprehensive income (loss), net of tax	$217,178	$(2,303)	$332,595	$(4,506)
Less: Net income attributable to noncontrolling interests	1,639	1,441	2,489	2,161
Less: Other comprehensive income attributable to noncontrolling interests	(32)	(352)	(30)	(727)
Total comprehensive income (loss) attributable to Holdings, net of tax	$215,571	$(3,392)	$330,136	$(5,940)

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares		Trust Common Shares	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B
Balance — January 1, 2018	$96,417	$—	$924,680	$(145,316)	$(2,573)	$873,208	$33,709	$19,082	$925,999
Net income (loss)	—	—	—	(3,249)	—	(3,249)	1,787	374	(1,088)
Total comprehensive loss, net	—	—	—	—	(3,418)	(3,418)	—	—	(3,418)
Issuance of Trust preferred shares, net of offering costs	—	96,504	—	—	—	96,504	—	—	96,504
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	5,165	—	5,165
Effect of subsidiary stock option exercise	—	—	—	—	—	—	(6,377)	—	(6,377)
Distributions paid - Trust Common Shares	—	—	—	(43,128)	—	(43,128)	—	—	(43,128)
Distributions paid - Trust Preferred Shares	—	—	—	(3,625)	—	(3,625)	—	—	(3,625)
Balance — June 30, 2018	$96,417	$96,504	$924,680	$(195,318)	$(5,991)	$916,292	$34,284	$19,456	$970,032

Balance — January 1, 2019	$96,417	$96,504	$924,680	$(249,453)	$(8,776)	$859,372	$39,922	$20,048	$919,342
Net income (loss)	—	—	—	325,842	—	325,842	2,755	(266)	328,331
Total comprehensive income, net	—	—	—	—	4,264	4,264	—	—	4,264
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	3,329	1,939	5,268
Effect of subsidiary stock option exercise	—	—	—	—	—	—	41	—	41
Purchase of noncontrolling interest	—	—	—	—	—	—	(70)	—	(70)
Disposition of Manitoba Harvest	—	—	—	—	—	—	—	(10,799)	(10,799)
Disposition of Clean Earth	—	—	—	—	—	—	—	(10,922)	(10,922)
Distributions paid - Allocation Interests	—	—	—	(7,983)	—	(7,983)	—	—	(7,983)
Distributions paid - Trust Common Shares	—	—	—	(43,128)	—	(43,128)	—	—	(43,128)
Distributions paid - Trust Preferred Shares	—	—	—	(7,563)	—	(7,563)	—	—	(7,563)
Balance — June 30, 2019	$96,417	$96,504	$924,680	$17,715	$(4,512)	$1,130,804	$45,977	$—	$1,176,781
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six months ended June 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income (loss)	$328,331	$(1,088)
Income from discontinued operations, net of income tax	16,901	8,508
Gain on sale of discontinued operations	328,164	1,165
Loss from continuing operations	(16,734)	(10,761)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	16,225	14,861
Amortization expense	27,112	28,026
Amortization of debt issuance costs and original issue discount	2,159	2,324
Unrealized (gain) loss on interest rate swap	3,350	(3,900)
Noncontrolling stockholder stock based compensation	3,329	3,999
Provision for loss on receivables	498	(177)
Deferred taxes	(36)	(1,052)
Other	427	123
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	16,492	249
Inventories	(19,778)	(9,311)
Other current and non-current assets	(6,272)	(3,770)
Accounts payable and accrued expenses	(7,980)	8,124
Cash provided by operating activities - continuing operations	18,792	28,735
Cash provided by (used in) operating activities - discontinued operations	(10,138)	6,577
Cash provided by operating activities	8,654	35,312
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(391,243)
Purchases of property and equipment	(14,360)	(25,177)
Payment of interest rate swap	(303)	(1,086)
Proceeds from sale of businesses	451,654	—
Other investing activities	1,790	74
Cash provided by (used in) investing activities - continuing operations	438,781	(417,432)
Cash provided by (used in) investing activities - discontinued operations	279,219	(37,283)
Cash provided by (used in) investing activities	718,000	(454,715)

COMPASS DIVERSIFIED HOLDINGS CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
(in thousands)	2019	2018
Cash flows from financing activities:
Proceeds from the issuance of Trust preferred shares, net	—	96,504
Borrowings under credit facility	108,000	1,093,750
Repayments under credit facility	(338,500)	(1,106,223)
Issuance of senior notes	—	400,000
Distributions paid - common shares	(43,128)	(43,128)
Distributions paid - preferred shares	(7,563)	(3,625)
Distributions paid - allocation interests	(7,983)	—
Net proceeds provided by noncontrolling shareholders	41	14
Repurchases of subsidiary stock	(70)	(6,392)
Debt issuance costs	—	(14,860)
Other	(3,547)	(682)
Net cash provided by (used in) financing activities	(292,750)	415,358
Foreign currency impact on cash	(1,366)	1,616
Net increase (decrease) in cash and cash equivalents	432,538	(2,429)
Cash and cash equivalents — beginning of period (1)	53,326	39,885
Cash and cash equivalents — end of period	$485,864	$37,456

(1) Includes cash from discontinued operations of $4.6 million at January 1, 2019 and $4.2 million at January 1, 2018.

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019

Note A - Presentation and Principles of Consolidation
Compass Diversified Holdings, a Delaware statutory trust (the "Trust" or "Holdings") and Compass Group Diversified Holdings LLC, a Delaware limited liability company (the "Company"), were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. In accordance with the second amended and restated Trust Agreement, dated as of December 6, 2016 (as amended and restated, the "Trust Agreement"), the Trust is sole owner of 100% of the Trust Interests (as defined in the Company’s fifth amended and restated operating agreement, dated as of December 6, 2016 (as amended and restated, the "LLC Agreement")) of the Company and, pursuant to the LLC Agreement, the Company has, outstanding, the identical number of Trust Interests as the number of outstanding shares of the Trust. The Company is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.
The Company is a controlling owner of eight businesses, or reportable operating segments, at June 30, 2019. The segments are as follows: 5.11 Acquisition Corp. ("5.11" or "5.11 Tactical"), Velocity Outdoor, Inc. (formerly Crosman Corp.) ("Velocity Outdoor" or "Velocity"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Liberty Safe and Security Products, Inc. ("Liberty Safe" or "Liberty"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold"), FFI Compass Inc. ("Foam Fabricators" or "Foam") and The Sterno Group, LLC ("Sterno"). Refer to Note E - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability company ("CGM" or the "Manager"), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a Management Services Agreement ("MSA").
Basis of Presentation
The condensed consolidated financial statements for the three and six month periods ended June 30, 2019 and June 30, 2018 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Consolidation
The condensed consolidated financial statements include the accounts of Holdings and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Discontinued Operations
During the first quarter of 2019, the Company completed the sale of Fresh Hemp Foods Ltd. ("Manitoba Harvest"). Additionally, during the second quarter of 2019, the Company completed the sale of Clean Earth Holdings, Inc. ("Clean Earth"). The results of operations of Manitoba Harvest and Clean Earth are reported as discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2019. Refer to Note C - "Discontinued Operations" for additional information. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.
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
The Company has performed an assessment of the impact of the adoption of Topic 842 on the Company's consolidated financial position and results of operations for the Company's leases, which consist of manufacturing facilities, warehouses, office facilities, retail stores, equipment and vehicle leases. The adoption of the new lease standard on January 1, 2019 resulted in the recognition of right-of-use assets of approximately $90.6 million and lease liabilities for operating leases of approximately $97.4 million on our Consolidated Balance Sheets, with no material impact to its Consolidated Statements of Operations or Consolidated Statement of Cash Flows. We implemented processes and a lease accounting system to ensure adequate internal controls were in place to assess our leasing arrangements and enable proper accounting and reporting of financial information upon adoption. No cumulative effect adjustment was recognized as the amount was not material. Refer to "Note O - Commitments and Contingencies" for additional information regarding the Company's adoption of Topic 842.
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
Unaudited pro forma information
The following unaudited pro forma data for the six months ended June 30, 2018 gives effect to the acquisition of Foam Fabricators and Sterno's acquisition of Rimports, as described above, and the disposition of Manitoba Harvest and Clean Earth, as if these transactions had been completed as of January 1, 2018. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies and should not be construed as representing results for any future period.

(in thousands)	Six months ended June 30, 2018
Net revenues	$665,947
Gross profit	232,784
Operating income	19,639
Net loss	(12,381)
Net loss attributable to Holdings	(14,168)
Basic and fully diluted net loss per share attributable to Holdings	$(0.29)

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
Note C — Discontinued Operations
Sale of Clean Earth
On May 8, 2019, the Company, as majority stockholder of CEHI Acquisition Corporation (“CEHI”) and as Sellers’ Representative, entered into a definitive Stock Purchase Agreement (the “Purchase Agreement”) with Calrissian Holdings, LLC (“Buyer”), CEHI, the other holders of stock and options of CEHI and, as Buyer’s guarantor, Harsco Corporation, pursuant to which Buyer would acquire all of the issued and outstanding securities of CEHI, the parent company of the operating entity, Clean Earth, Inc.
On June 28, 2019, Buyer completed the acquisition of all of the issued and outstanding securities of CEHI pursuant to the Purchase Agreement. The sale price for CEHI was based on an aggregate total enterprise value of $625 million and is subject to customary working capital adjustments. After the allocation of the sale proceeds to CEHI non-controlling equity holders, the repayment of intercompany loans to the Company (including accrued interest) of $224.6 million, and the payment of transaction expenses of approximately $10.7 million, the Company received approximately

$327.3 million of total proceeds at closing related to our equity interests in CEHI. The Company recognized a gain on the sale of CEHI of $206.3 million in the second quarter of 2019.
Summarized results of operations of Clean Earth for the three and six months ended June 30, 2019 and 2018 through the date of disposition are as follows (in thousands):

	For the period April 1, 2019 through disposition	Three months ended June 30, 2018	For the period January 1, 2019 through disposition	Six months ended June 30, 2018
Net sales	$69,105	$70,241	$132,737	$128,462
Gross profit	23,045	22,701	39,678	37,979
Operating income	4,976	7,458	6,232	8,217
Income from continuing operations before income taxes	4,889	7,357	5,880	8,012
Provision (benefit) for income taxes	(10,585)	996	(11,607)	379
Income from discontinued operations (1)	$15,474	$6,361	$17,487	$7,633
(1) The results of operations for the periods from April 1, 2019 through disposition, January 1, 2019 through disposition, and the three and six months ended June 30, 2018, each exclude $5.6 million and $10.2 million and $4.1 million and $7.7 million, respectively, of intercompany interest expense.
Sale of Manitoba Harvest
On February 19, 2019, the Company, as majority shareholder of Manitoba Harvest and as Shareholder Representative, entered into a definitive agreement (the “Arrangement Agreement”) with Tilray, Inc. ("Tilray"), the other shareholders of Manitoba Harvest and a wholly-owned subsidiary of Tilray, 1197879 B.C. Ltd. (“Tilray Subco”), to sell to Tilray, through Tilray Subco, all of the issued and outstanding securities of Manitoba Harvest.

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
The cash portion of the Closing Date Consideration was reduced by the amount of the net indebtedness (including accrued interest) of Manitoba Harvest on the closing date of C$71.3 million ($53.7 million) and transaction expenses of approximately C$5.0 million. The Company's share of the net proceeds after accounting for the redemption of the noncontrolling shareholders and the payment of net indebtedness of Manitoba Harvest and transaction expenses was approximately $124.2 million in cash proceeds and in Tilray Common Stock. We recorded a receivable of $48.0 million as of March 31, 2019 related to the Deferred Consideration portion of the proceeds. The Company recognized a gain on the sale of Manitoba Harvest of $121.7 million in the three months ended March 31, 2019. No amount has been recorded related to the potential earnout as of June 30, 2019 based on an assessment of probability at the end of the quarter.
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
Summarized results of operations of Manitoba Harvest for the six months ended June 30, 2019 and the three and six months ended June 30, 2018 through the date of disposition are as follows (in thousands):

	Three months ended June 30, 2018	For the period January 1, 2019 through disposition	Six Months ended June 30, 2018
Net revenues	$19,528	$10,024	$35,869
Gross profit	9,503	4,874	16,448
Operating loss	1,085	(1,118)	216
Loss before income taxes	1,082	(1,127)	202
Benefit for income taxes	(187)	(541)	(673)
Income (loss) from discontinued operations (1)	$1,269	$(586)	$875
(1) The results of operations for the periods from January 1, 2019 through date of disposition and the three and six months ended June 30, 2018 exclude $1.0 million, $1.3 million and $2.5 million, respectively, of intercompany interest expense.

The following table presents summary balance sheet information of the Clean Earth and Manitoba Harvest businesses that is presented as discontinued operations as of December 31, 2018 (in thousands):

	December 31, 2018
	Manitoba Harvest	Clean Earth	Total
Assets:
Cash and cash equivalents	$2,577	$1,978	$4,555
Accounts receivable, net	7,169	59,689	66,858
Inventories	11,436	—	11,436
Prepaid expenses and other current assets	773	6,140	6,913
Current assets of discontinued operations	$21,955	$67,807	$89,762
Property, plant and equipment, net	18,157	62,060	80,217
Goodwill	37,777	144,778	182,555
Intangible assets, net	53,533	129,530	183,063
Other non-current assets	—	3,629	3,629
Non-current assets of discontinued operations	$109,467	$339,997	$449,464
Liabilities:
Accounts payable	4,259	26,135	30,394
Accrued expenses	4,313	16,063	20,376
Due to related party	350	—	350
Other current liabilities	507	867	1,374
Current liabilities of discontinued operations	$9,429	$43,065	$52,494
Deferred income taxes	12,675	28,300	40,975
Other non-current liabilities	2,093	5,175	7,268
Non-current liabilities of discontinued operations	$14,768	$33,475	$48,243
Noncontrolling interest of discontinued operations	$11,160	$8,888	$20,048

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
The following tables provide disaggregation of revenue by reportable segment geography for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30, 2019
	5.11	Ergo	Liberty	Velocity	ACI	Arnold	Foam	Sterno	Total
United States	$76,864	$6,898	$20,000	$24,953	$22,439	$17,635	$26,538	$82,608	$277,935
Canada	2,650	827	633	1,774	—	184	—	3,184	9,252
Europe	5,872	7,544	—	1,632	—	9,056	—	253	24,357
Asia Pacific	3,164	7,530	—	203	—	1,541	—	418	12,856
Other international	4,286	172	—	1,049	—	1,065	5,110	2	11,684
	$92,836	$22,971	$20,633	$29,611	$22,439	$29,481	$31,648	$86,465	$336,084

	Three months ended June 30, 2018
	5.11	Ergo	Liberty	Velocity	ACI	Arnold	Foam	Sterno	Total
United States	$65,845	$9,397	$20,107	$30,682	$22,967	$18,933	$28,740	$84,520	$281,191
Canada	2,456	815	309	1,703	—	346	—	2,875	8,504
Europe	7,905	6,675	—	1,638	—	9,529	—	122	25,869
Asia Pacific	4,184	6,845	—	273	—	1,581	—	209	13,092
Other international	4,333	222	—	1,274	—	807	4,454	243	11,333
	$84,723	$23,954	$20,416	$35,570	$22,967	$31,196	$33,194	$87,969	$339,989

	Six months ended June 30, 2019
	5.11	Ergo	Liberty	Velocity	ACI	Arnold	Foam	Sterno	Total
United States	$147,341	$14,233	$41,736	$51,117	$45,508	$35,551	$52,675	$167,742	$555,903
Canada	4,314	1,646	1,101	3,251	—	363	—	8,216	18,891
Europe	13,154	14,075	—	3,833	—	18,826	—	936	50,824
Asia Pacific	6,578	14,836	—	432	—	2,801	—	708	25,355
Other international	9,538	633	—	2,115	—	1,968	9,655	59	23,968
	$180,925	$45,423	$42,837	$60,748	$45,508	$59,509	$62,330	$177,661	$674,941

	Six months ended June 30, 2018
	5.11	Ergo	Liberty	Velocity	ACI	Arnold	Foam	Sterno	Total
United States	$130,297	$17,600	$42,863	$50,767	$45,030	$36,215	$42,226	$144,779	$509,777
Canada	4,473	1,580	1,006	3,056	—	714	—	6,816	17,645
Europe	16,463	13,833	—	3,146	—	19,675	—	962	54,079
Asia Pacific	8,425	12,537	—	603	—	2,492	—	372	24,429
Other international	9,022	566	—	2,405	—	1,499	6,425	272	20,189
	$168,680	$46,116	$43,869	$59,977	$45,030	$60,595	$48,651	$153,201	$626,119

Note E — Operating Segment Data
At June 30, 2019, the Company had eight reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

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

Summary of Operating Segments

Net Revenues	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018

5.11 Tactical	$92,836	$84,723	$180,925	$168,680
Ergobaby	22,971	23,954	45,423	46,116
Liberty	20,633	20,416	42,837	43,869
Velocity Outdoor	29,611	35,570	60,748	59,977
ACI	22,439	22,967	45,508	45,030
Arnold	29,481	31,196	59,509	60,595
Foam Fabricators	31,648	33,194	62,330	48,651
Sterno	86,465	87,969	177,661	153,201
Total segment revenue	336,084	339,989	674,941	626,119
Corporate and other	—	—	—	—
Total consolidated revenues	$336,084	$339,989	$674,941	$626,119

Segment profit (loss) (1)	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018

5.11 Tactical	$5,073	$2,020	$7,411	$1,403
Ergobaby	2,795	3,575	5,931	5,915
Liberty	1,671	1,612	3,086	4,427
Velocity Outdoor	(74)	3,019	267	3,292
ACI	6,484	6,368	12,965	12,300
Arnold	2,227	2,945	3,704	4,670
Foam Fabricators	4,364	3,031	7,870	3,756
Sterno	8,115	2,728	16,097	7,479
Total	30,655	25,298	57,331	43,242
Reconciliation of segment profit (loss) to consolidated income (loss) before income taxes:
Interest expense, net	(18,445)	(13,474)	(36,899)	(19,592)
Other income (expense), net	(90)	(2,207)	(524)	(3,540)
Corporate and other (2)	(11,375)	(14,549)	(30,667)	(28,784)
Total consolidated income (loss) before income taxes	$745	$(4,932)	$(10,759)	$(8,674)

(1)	Segment profit (loss) represents operating income (loss).

(2)	Primarily relates to management fees expensed and payable to CGM, and corporate overhead expenses.

Depreciation and Amortization Expense	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018

5.11 Tactical	$5,298	$5,187	$10,455	$10,559
Ergobaby	2,113	2,246	4,224	4,288
Liberty	390	373	797	716
Velocity Outdoor	3,289	2,013	6,540	4,004
ACI	523	794	1,192	1,598
Arnold	1,580	1,568	3,202	3,084
Foam Fabricators	3,013	3,882	6,010	4,767
Sterno	5,545	10,972	10,917	13,871
Total	21,751	27,035	43,337	42,887
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs and original issue discount	1,080	971	2,159	2,324
Consolidated total	$22,831	$28,006	$45,496	$45,211

	Accounts Receivable		Identifiable Assets
	June 30,	December 31,	June 30,	December 31,
(in thousands)	2019	2018	2019 (1)	2018 (1)
5.11 Tactical	$51,108	$52,069	$356,579	$319,583
Ergobaby	11,278	11,361	97,039	100,679
Liberty	10,660	10,416	40,524	27,881
Velocity Outdoor	18,803	21,881	208,563	209,398
ACI	8,860	9,193	22,114	13,407
Arnold	16,938	16,298	74,165	66,744
Foam Fabricators	27,090	23,848	159,667	155,504
Sterno	55,528	72,361	264,611	253,637
Allowance for doubtful accounts	(12,944)	(11,882)	—	—
Total	187,321	205,545	1,223,262	1,146,833
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	504,008	8,357
Assets of discontinued operations	—	—	—	540,485
Total	$187,321	$205,545	$1,727,270	$1,695,675

(1)	Does not include accounts receivable balances per schedule above or goodwill balances - refer to Note G - "Goodwill and Other Intangible Assets".

Note F — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Machinery and equipment	$181,358	$174,983
Furniture, fixtures and other	31,786	29,096
Leasehold improvements	34,609	34,786
Buildings and land	11,801	9,818
Construction in process	9,830	8,869
	269,384	257,552
Less: accumulated depreciation	(126,071)	(110,951)
Total	$143,313	$146,601

Depreciation expense was $8.2 million and $16.2 million for the three and six months ended June 30, 2019 and $7.9 million and $14.9 million for the three and six months ended June 30, 2018, respectively.
Inventory
Inventory is comprised of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$60,243	$60,788
Work-in-process	13,689	12,915
Finished goods	272,238	253,982
Less: obsolescence reserve	(18,513)	(20,248)
Total	$327,657	$307,437

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
Goodwill
2019 Annual Impairment Testing
The Company uses a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform quantitative goodwill impairment testing. All of the Company's reporting units except Liberty were tested qualitatively at March 31, 2019. We determined that the Liberty reporting unit required additional quantitative testing because we could not conclude that the fair value of the reporting unit exceeded its carrying value based on qualitative factors alone. We used an income approach and market approach for the quantitative impairment test that was performed of the Liberty business at March 31, 2019, with equal weighting assigned to each. The discount rate used in the income approach was 14.8%. The results of the quantitative impairment testing indicated that the fair value of the Liberty reporting unit exceeded the carrying value. For the reporting units that were tested qualitatively for the 2019 annual impairment testing, the results of the qualitative analysis indicated that it is more likely than not that the fair value exceeded their carrying value.
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
A summary of the net carrying value of goodwill at June 30, 2019 and December 31, 2018, is as follows (in thousands):

	Six months ended June 30, 2019	Year ended December 31, 2018
Goodwill - gross carrying amount	$502,553	$502,268
Accumulated impairment losses	(31,153)	(31,153)
Goodwill - net carrying amount	$471,400	$471,115
The following is a reconciliation of the change in the carrying value of goodwill for the six months ended June 30, 2019 by operating segment (in thousands):

	Balance at January 1, 2019	Acquisitions	Goodwill Impairment	Other	Balance at June 30, 2019
5.11	$92,966	$—	$—	$—	$92,966
Ergobaby	61,031	—	—	—	61,031
Liberty	32,828	—	—	—	32,828
Velocity Outdoor	62,675	285	—	—	62,960
ACI	58,019	—	—	—	58,019
Arnold (1)	26,903	—	—	—	26,903
Foam Fabricators	72,708	—	—	—	72,708
Sterno	55,336	—	—	—	55,336
Corporate (2)	8,649	—	—	—	8,649
Total	$471,115	$285	$—	$—	$471,400

(1)	Arnold had three reporting units which were combined into one reporting unit effective March 31, 2018.

(2)	Represents goodwill resulting from purchase accounting adjustments not "pushed down" to the ACI segment. This amount is allocated back to the ACI segment for purposes of goodwill impairment testing.

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
Other intangible assets are comprised of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$462,686	$(138,009)	$324,677	$462,686	$(120,786)	$341,900
Technology and patents	79,732	(26,098)	53,634	79,646	(23,409)	56,237
Trade names, subject to amortization	189,165	(39,506)	149,659	189,056	(32,506)	156,550
Licensing and non-compete agreements	7,515	(6,852)	663	7,515	(6,655)	860
Distributor relations and other	726	(726)	—	726	(726)	—
Total	739,824	(211,191)	528,633	739,629	(184,082)	555,547
Trade names, not subject to amortization	59,985	—	59,985	60,045	—	60,045
Total intangibles, net	$799,809	$(211,191)	$588,618	$799,674	$(184,082)	$615,592

Amortization expense related to intangible assets was $13.5 million and $14.5 million for the three months ended June 30, 2019 and 2018, respectively, and $27.1 million and $22.7 million for the six months ended June 30, 2019 and 2018, respectively. Estimated charges to amortization expense of intangible assets for the remainder of 2019 and the next four years, is as follows (in thousands):

2019	2020	2021	2022	2023

$27,167	$54,244	$53,639	$51,978	$51,580

Note H — Warranties
The Company’s Ergobaby, Liberty and Velocity Outdoor operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. Warranty liability is included in accrued expenses in the accompanying consolidated balance sheets. A reconciliation of the change in the carrying value of the Company’s warranty liability for the six months ended June 30, 2019 and the year ended December 31, 2018 is as follows (in thousands):

Warranty liability	Six months ended June 30, 2019	Year ended December 31, 2018

Beginning balance	$1,624	$2,197
Provision for warranties issued during the period	1,540	3,531
Fulfillment of warranty obligations	(1,662)	(4,258)
Other (1)	—	154
Ending balance	$1,502	$1,624

(1) Represents the warranty liability recorded in relation to acquisitions. Warranty liabilities of acquisitions are recorded at fair value as of the date of acquisition.

Note I — Debt
2018 Credit Facility
On April 18, 2018, the Company entered into an Amended and Restated Credit Agreement (the "2018 Credit Facility") to amend and restate the 2014 Credit Facility, originally dated as of June 6, 2014 (as previously amended) among the Company, the lenders from time to time party thereto (the “Lenders”), and Bank of America, N.A., as Administrative Agent. The 2018 Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries. The 2018 Credit Facility provides for (i) revolving loans, swing line loans and letters of credit (the “2018 Revolving Credit Facility”) up to a maximum aggregate amount of $600 million (the "2018 Revolving Loan Commitment"), and (ii) a $500 million term loan (the “2018 Term Loan”).
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
The following table provides the Company’s debt holdings at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Senior Notes	$400,000	$400,000
Revolving Credit Facility	—	228,000
Term Loan	493,750	496,250
Less: Unamortized discounts and debt issuance costs	(18,832)	(20,379)
Total debt	$874,918	$1,103,871
Less: Current portion, term loan facilities	(5,000)	(5,000)
Long term debt	$869,918	$1,098,871

Net availability under the 2018 Revolving Credit Facility was approximately $599.8 million at June 30, 2019. Letters of credit outstanding at June 30, 2019 totaled approximately $0.2 million. At June 30, 2019, the Company was in compliance with all covenants as defined in the 2018 Credit Facility. In July 2019, the Company repaid $193.8 million of the outstanding amount due under the Term Loan, leaving a remaining balance of $300 million as of July 31, 2019.
At June 30, 2019, the carrying value of the principal under the Company’s outstanding Term Loan, including the current portion, was $493.8 million, which approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company's net leverage ratio. The estimated fair value of the outstanding 2018 Term Loan is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 in the fair value hierarchy. The Company's Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	June 30, 2019
	Maturity Date	Rate		Carrying Value	Fair Value
Senior Notes	May 1, 2026	8.000%	2	400,000	416,000

Debt Issuance Costs
Deferred debt issuance costs represent the costs associated with the issuance of the Company's financing arrangements. The Company paid $7.0 million in debt issuance costs related to the Senior Notes issuance, comprised of bank fees, rating agency fees and professional fees. The 2018 Credit Facility was categorized as a debt modification, and the Company incurred $8.4 million of debt issuance costs, $7.8 million of which were capitalized and will be amortized over the life of the related debt instrument, and $0.6 million that were expensed as costs incurred. The Company recorded additional debt modification expense of $0.6 million to write off previously capitalized debt issuance costs. Since the Company can borrow, repay and reborrow principal under the 2018 Revolving Credit Facility, the debt issuance costs associated with the 2014 and 2018 Revolving Credit Facility of $4.6 million and $5.3 million at June 30, 2019 and December 31, 2018, respectively, have been classified as other non-current assets in the accompanying consolidated balance sheet. The original issue discount and the debt issuance costs associated with the 2018 Term Loan and Senior Notes are classified as a reduction of long-term debt in the accompanying consolidated balance sheet.
Interest Rate Swap
In September 2014, the Company purchased an interest rate swap (the "Swap") with a notional amount of $220 million. The Swap is effective April 1, 2016 through June 6, 2021, the original termination date of the 2014 Term Loan. The agreement requires the Company to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At June 30, 2019 and December 31, 2018, the Swap had a fair value loss of $5.1 million and $2.1 million, respectively, principally reflecting the present value of future payments and receipts under the agreement.

The following table reflects the classification of the Company's Swap on the consolidated balance sheets at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Other current liabilities	$2,225	$582
Other noncurrent liabilities	2,893	1,490
Total fair value	$5,118	$2,072

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
Sale Events
The sale of Manitoba Harvest in February 2019 qualified as a Sale Event under the Company's LLC Agreement. During the second quarter of 2019, the Company declared and paid a distribution to the Allocation Member of $7.7 million related to the sale of Manitoba Harvest. The profit allocation distribution was calculated based on the portion of the gain on sale related to the Closing Date Consideration, less the loss on sale of shares that were received as part of the Closing Consideration. An additional profit allocation distribution related to the Sale Event of Manitoba Harvest will be declared subsequent to receipt of the Deferred Consideration in August 2019. The Company also paid an additional $0.3 million in distributions to the Allocation Member related to working capital settlements from prior Sale Events.
The sale of Clean Earth in June 2019 qualified as a Sale Event under the Company's LLC Agreement. During the third quarter of 2019, the Company declared a distribution to the Allocation Member of $43.3 million. This distribution will be paid in the third quarter of 2019.
Reconciliation of net income (loss) available to common shares of Holdings
The following table reconciles net loss attributable to Holdings to net loss attributable to the common shares of Holdings (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss from continuing operations attributable to Holdings	$(5,193)	$(9,748)	$(19,489)	$(12,548)

Less: Distributions paid - Allocation Interests	7,983	—	7,983	—
Less: Distributions paid - Preferred Shares	3,782	1,813	7,563	3,625
Less: Accrued distributions - Preferred Shares	1,334	2,341	1,334	2,341
Net loss from continuing operations attributable to common shares of Holdings	$(18,292)	$(13,902)	$(36,369)	$(18,514)
Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate to participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.
Basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018 attributable to the common shares of Holdings is calculated as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Loss from continuing operations attributable to common shares of Holdings	$(18,292)	$(13,902)	$(36,369)	$(18,514)
Less: Effect of contribution based profit - Holding Event	896	797	1,853	1,708
Loss from continuing operations attributable to common shares of Holdings	$(19,188)	$(14,699)	$(38,222)	$(20,222)

Income from discontinued operations attributable to Holdings	$221,727	$8,840	$345,331	$9,299
Less: Effect of contribution based profit - Holding Event	—	289	—	—
Income (loss) from discontinued operations attributable to common shares of Holdings	$221,727	$8,551	$345,331	$9,299

Basic and diluted weighted average common shares outstanding	59,900	59,900	59,900	59,900

Basic and fully diluted income (loss) per common share attributable to Holdings
Continuing operations	$(0.32)	$(0.25)	$(0.64)	$(0.34)
Discontinued operations	3.70	0.14	5.77	0.16
	$3.38	$(0.11)	$5.13	$(0.18)
Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares (in thousands, except per share data):

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date

Trust Common Shares:
April 1, 2019 - June 30, 2019 (1)	$0.36	$21,564	July 18, 2019	July 25, 2019
January 1, 2019 - March 31, 2019	$0.36	$21,564	April 18, 2019	April 25, 2019
October 1, 2018 - December 31, 2018	$0.36	$21,564	January 17, 2019	January 24, 2019
July 1, 2018 - September 30, 2018	$0.36	$21,564	October 18, 2018	October 25, 2018
April 1, 2018 - June 30, 2018	$0.36	$21,564	July 19, 2018	July 26, 2018
January 1, 2018 - March 31, 2018	$0.36	$21,564	April 19, 2018	April 26, 2018
October 1, 2017 - December 31, 2017	$0.36	$21,564	January 19, 2018	January 25, 2018

Series A Preferred Shares:
April 30, 2019 - July 29, 2019 (1)	$0.453125	$1,813	July 15, 2019	July 30, 2019
January 30, 2019 - April 29, 2019	$0.453125	$1,813	April 15, 2019	April 30, 2019
October 30, 2018 - January 29, 2019	$0.453125	$1,813	January 15, 2019	January 30, 2019
July 30, 2018 - October 29, 2018	$0.453125	$1,813	October 15, 2018	October 30, 2018
April 30, 2018 - July 29, 2018	$0.453125	$1,813	July 16, 2018	July 30, 2018
January 30, 2018 - April 29, 2018	$0.453125	$1,813	April 15, 2018	April 30, 2018
October 30, 2017 - January 29, 2018	$0.453125	$1,813	January 15, 2018	January 30, 2018

Series B Preferred Shares:
April 30, 2019 - July 29, 2019 (1)	$0.4921875	$1,969	July 15, 2019	July 30, 2019
January 30, 2019 - April 29, 2019	$0.4921875	$1,969	April 15, 2019	April 30, 2019
October 30, 2018 - January 29, 2019	$0.4921875	$1,969	January 15, 2019	January 30, 2019
July 30, 2018 - October 29, 2018	$0.4921875	$1,969	October 15, 2018	October 30, 2018
March 13, 2018 - July 29, 2018	$0.74	$2,960	July 16, 2018	July 30, 2018
(1) This distribution was     declared on July 3, 2019.

Note K — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of June 30, 2019 and December 31, 2018:

	% Ownership (1) June 30, 2019		% Ownership (1) December 31, 2018
	Primary	Fully Diluted	Primary	Fully Diluted
5.11 Tactical	97.5	88.4	97.5	88.7
Ergobaby	81.9	75.8	81.9	76.4
Liberty	88.6	85.2	88.6	85.2
Velocity Outdoor	99.2	91.1	99.2	91.0
ACI	69.4	65.8	69.4	69.2
Arnold	96.7	80.2	96.7	79.4
Foam Fabricators	100.0	99.1	100.0	91.5
Sterno	100.0	88.5	100.0	88.9

(1)	The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	June 30, 2019	December 31, 2018
5.11 Tactical	$11,013	$9,873
Ergobaby	26,235	25,362
Liberty	3,416	3,342
Velocity Outdoor	3,098	2,524
ACI	1,165	(1,236)
Arnold	1,184	1,176
Foam Fabricators	1,358	848
Sterno	(1,592)	(2,067)
Allocation Interests	100	100
	$45,977	$39,922

Note L — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at June 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at June 30, 2019
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(173)	$—	$—	$(173)
Contingent consideration - acquisition (2)	(4,374)	—	—	(4,374)
Interest rate swap	(5,118)	—	(5,118)	—
Total recorded at fair value	$(9,665)	$—	$(5,118)	$(4,547)

(1)	Represents put option issued to noncontrolling shareholders in connection with the 5.11 Tactical and Liberty acquisitions.

(2)	Represents potential earn-out payable as additional purchase price consideration by Velocity Outdoor in connection with the acquisition of Ravin.

	Fair Value Measurements at December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(173)	$—	$—	$(173)
Contingent consideration - acquisition (2)	(4,374)	—	—	(4,374)
Interest rate swap	(2,072)	—	(2,072)	—
Total recorded at fair value	$(6,619)	$—	$(2,072)	$(4,547)

(1)	Represents put option issued to noncontrolling shareholders in connection with the 5.11 Tactical and Liberty acquisitions.

(2)	Represents potential earn-out payable as additional purchase price consideration by Velocity Outdoor in connection with the acquisition of Ravin.
Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1, 2018 through June 30, 2019 are as follows (in thousands):

Level 3
Balance at January 1, 2018	$(178)
Contingent consideration - Rimports (1)	(4,800)
Contingent consideration - Ravin (2)	(4,734)
Decrease in the fair value of put option of noncontrolling shareholder - 5.11	5
Adjustment to Ravin contingent consideration	360
Reversal of contingent consideration - Rimports	4,800
Balance at January 1, 2019	$(4,547)

Balance at June 30, 2019	$(4,547)

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
(2) The contingent consideration relates to Velocity's acquisition of Ravin in September 2018. The purchase price of Ravin includes a potential earn-out of up to $25.0 million contingent on the achievement certain financial metrics for the trailing twelve month period ending December 31, 2018. The fair value of the contingent consideration was estimated at $4.7 million at acquisition date and was calculated using a risk-adjusted option pricing model. The earnout was adjusted to $4.3 million at December 31, 2018 based on actual results to date. The earnout is currently subject to arbitration and will be paid once the final amount is determined through the arbitration process.
Valuation Techniques
2018 Term Loan
We classify our fixed and floating rate debt as Level 2 items based on quoted market prices for similar debt issues. In April 2018, the Company issued $400.0 million aggregate principal amount of its Senior Notes due 2026. The fair value of the Senior Notes was determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined this to be a Level 2 measurement as all significant inputs into the quote provided by our pricing source are observable in active markets. At June 30, 2019, the carrying value of the principal under the Company’s outstanding 2018 Term Loan, including the current portion, was $493.8 million, which approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company's net leverage ratio.

The Company has not changed its valuation techniques in measuring the fair value of any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Nonrecurring Fair Value Measurements
There were no assets carried at fair value on a non-recurring basis at either June 30, 2019 or December 31, 2018.

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
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the six months ended June 30, 2019 and 2018 is as follows:

	Six months ended June 30,
	2019	2018
United States Federal Statutory Rate	(21.0)%	(21.0)%
State income taxes (net of Federal benefits)	8.5	(1.5)
Foreign income taxes	3.0	19.7
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	47.9	8.5
Impact of subsidiary employee stock options	5.2	1.6
Credit utilization	(4.8)	(3.6)
Non-recognition of NOL carryforwards at subsidiaries	9.5	3.4
Effect of Tax Act	7.0	17.5
Other	0.2	(0.5)
Effective income tax rate	55.5%	24.1%

(1)	The effective income tax rate for the six months ended June 30, 2019 and 2018 includes a loss at the Company's parent, which is taxed as a partnership.

Note N — Defined Benefit Plan
In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $4.9 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at June 30, 2019. Net periodic benefit cost consists of the following for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Service cost	$127	$131	$256	$268
Interest cost	33	24	66	49
Expected return on plan assets	(40)	(38)	(80)	(78)
Amortization of unrecognized loss	34	48	69	98
Net periodic benefit cost	$154	$165	$311	$337

During the six months ended June 30, 2019, per the terms of the pension agreement, Arnold contributed $0.2 million to the plan. For the remainder of 2019, the expected contribution to the plan will be approximately $0.6 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore, the fair values of the pension plan assets at June 30, 2019 were considered Level 3.
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
Leases
The Company and its subsidiaries lease manufacturing facilities, warehouses, office facilities, retail stores, equipment and vehicles under various operating arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics.  The variable lease expense has not been material on a historic basis and no amount was incurred during the quarter ending June 30, 2019. In the three and six months ended June 30, 2019, the Company recognized $6.3 million and $12.3 million, respectively, in expense related to operating leases in the condensed consolidated statements of operations.
The maturities of lease liabilities at June 30, 2019 were as follows (in thousands):

2019 (excluding six months ended June 30, 2019)	$11,143
2020	23,688
2021	20,694
2022	17,901
2023	12,003
Thereafter	39,109
Total undiscounted lease payments	$124,538
Less: Interest	34,552
Present value of lease liabilities	$89,986

The calculated amount of the right-of-use assets and lease liabilities in the table above are impacted by the length of the lease term and discount rate used to present value the minimum lease payments. The Company's lease agreements often include one or more options to renew at the company's discretion. In general, it is not reasonably certain that lease renewals will be exercised at lease commencement and therefore lease renewals are not included in the lease term. Regarding the discount rate, Topic 842 requires the use of a rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes the incremental borrowing rate of the subsidiary entering into the lease arrangement, on a collateralized basis, over a similar term as adjusted for any country specific risk. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of June 30, 2019:

Lease Term and Discount Rate
Weighted-average remaining lease term (years)	6.41
Weighted-average discount rate	7.83%

Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	June 30, 2019

Operating lease right-of-use assets	Other non-current assets	$88,321
Current portion, operating lease liabilities	Other current liabilities	$17,666
Operating lease liabilities	Other non-current liabilities	$72,320
Supplemental cash flow information related to leases was as follows (in thousands):

Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,294
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,981

Note P — Related Party Transactions
Management Services Agreement
The Company entered into a Management Services Agreement ("MSA") with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for the Company in exchange for a management fee paid quarterly and equal to 0.5% of the Company's adjusted net assets, as defined in the MSA. Concurrent with the June 2019 sale of Clean Earth (refer to Note C - Discontinued Operations) CGM agreed to waive the management fee on cash balances held at the Company, commencing with the quarter ended June 30, 2019 and continuing until the quarter during which the Company next borrows under the 2018 Revolving Credit Facility.
Integration Services Agreements
Foam Fabricators, which was acquired in 2018, and Velocity Outdoor, which was acquired in 2017, each entered into an Integration Services Agreements ("ISA") with CGM.  The ISA provides for CGM to provide services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act of 2002, as amended, and align the acquired entity's policies and procedures with our other subsidiaries.  Each ISA is for the twelve month period subsequent to the acquisition. Velocity Outdoor paid CGM a total of $1.5 million in integration services fees, with $0.75 million paid in 2018. Foam Fabricators paid CGM $2.3 million over the term of the ISA, $2.0 million in 2018 and $0.3 million in 2019. Integration services fees are included in selling, general and administrative expense on the subsidiaries' statement of operations in the period in which they are incurred.
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

5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the three and six months ended June 30, 2019, 5.11 purchased approximately $0.8 million and $2.1 million, respectively, in inventory from the vendor.

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
Overview
Compass Diversified Holdings ("Holdings") was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC (the "Company") was also formed on November 18, 2005. Holdings and the Company (collectively "CODI") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The Company is the operating entity and is a controlling owner of eight businesses, or operating segments, at June 30, 2019. The segments are as follows: 5.11 Acquisition Corp. ("5.11" or "5.11 Tactical"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Liberty Safe and Security Products, Inc. ("Liberty Safe" or "Liberty"), Velocity Outdoor, Inc. (formerly "Crosman Corp.) ("Velocity Outdoor" or "Velocity"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold"), FFI Compass, Inc. ("Foam Fabricators" or "Foam") and The Sterno Group, LLC ("Sterno").
We acquired our existing businesses (segments) at June 30, 2019 as follows:

		Ownership Interest - June 30, 2019
Business	Acquisition Date	Primary	Diluted
Advanced Circuits	May 16, 2006	69.4%	65.8%
Liberty Safe	March 31, 2010	88.6%	85.2%
Ergobaby	September 16, 2010	81.9%	75.8%
Arnold	March 5, 2012	96.7%	80.2%
Sterno	October 10, 2014	100.0%	88.5%
5.11 Tactical	August 31, 2016	97.5%	88.4%
Velocity Outdoor	June 2, 2017	99.2%	91.1%
Foam Fabricators	February 15, 2018	100.0%	99.1%
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
Sterno - Sterno, headquartered in Corona, California, is the parent company of Sterno Products, LLC ("Sterno Products"), Sterno Home Inc. ("Sterno Home"), and Rimports, LLC ("Rimports"). Sterno is a leading manufacturer and marketer of portable food warming fuels for the hospitality and consumer markets, flameless candles and house and garden lighting for the home decor market, and wickless candle products used for home decor and fragrance systems. We made loans to, and purchased all of the equity interests in, Sterno on October 10, 2014 for approximately $160.0 million. Sterno offers a broad range of wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through their Sterno Products division. In January 2016, Sterno acquired Northern International, Inc. ("Sterno Home"), which sells flameless candles and outdoor lighting products through the retail segment, and in February 2018, Sterno acquired Rimports, which is a manufacturer and distributor of branded and private label scented wax cubes and warmer products used for home decor and fragrance systems.

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
Recent Events
Sale of Clean Earth
On May 8, 2019, the Company, as majority stockholder of CEHI Acquisition Corporation (“CEHI”) and as Sellers’ Representative, entered into a definitive Stock Purchase Agreement (the “Purchase Agreement”) with Calrissian Holdings, LLC (“Buyer”), CEHI, the other holders of stock and options of CEHI and, as Buyer’s guarantor, Harsco Corporation, pursuant to which Buyer would acquire all of the issued and outstanding securities of CEHI, the parent company of the operating entity, Clean Earth, Inc.
On June 28, 2019, Buyer completed the acquisition of all of the issued and outstanding securities of CEHI pursuant to the Purchase Agreement. The sale price for CEHI was based on an aggregate total enterprise value of $625 million and is subject to customary working capital adjustments. After the allocation of the sale proceeds to CEHI non-controlling equity holders and the payment of transaction expenses of approximately $10.7 million, we received approximately $552 million of total proceeds at closing related to our debt and equity interests in CEHI. We recognized a gain on the sale of CEHI of $206.3 million in the second quarter of 2019.
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

The cash portion of the Closing Date Consideration was reduced by the amount of the net indebtedness (including accrued interest) of Manitoba Harvest on the closing date of C$71.3 million ($53.7 million) and transaction expenses of approximately C$5.0 million. We recognized a gain on the sale of Manitoba Harvest of $121.7 million in the first quarter of 2019. Refer to "Liquidity and Capital Resources, Profit Allocation Payments" for a discussion of the profit allocation associated with the sale of Manitoba Harvest. Our share of the net proceeds after accounting for the redemption of the noncontrolling shareholders and the payment of net indebtedness of Manitoba Harvest and transaction expenses was approximately $124.2 million in cash proceeds and in Tilray Common Stock. We recorded a receivable of $48.0 million at June 30, 2019 related to the Deferred Consideration portion of the proceeds. No amount has been recorded related to the potential earnout as of June 30, 2019 based on an assessment of probability at the end of the quarter.
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
Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the three and six months ended June 30, 2019 and June 30, 2018, and components of the results of operations as well as those components presented as a percent of net revenues, for each of our businesses on a stand-alone basis. For the 2018 acquisitions of Foam Fabricators and Rimports, the pro forma results of operations have been prepared as if we purchased these businesses on January 1, 2018. The historical operating results of Rimports prior to acquisition by Sterno on February 26, 2018 have been added to the results of operations of Sterno for the six months ended June 30, 2018 for comparability purposes. Where appropriate, relevant pro forma adjustments are reflected as part of the historical operating results. We believe this is the most meaningful comparison of the operating results for each of our business segments. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.
All dollar amounts in the financial tables are presented in thousands. References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

Results of Operations - Consolidated
The following table sets forth our unaudited results of operations for the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net revenues	$336,084	$339,989	$674,941	$626,119
Cost of revenues	213,521	221,510	432,823	403,753
Gross profit	122,563	118,479	242,118	222,366
Selling, general and administrative expense	80,312	81,513	161,709	161,676
Fees to manager	8,521	10,799	19,478	21,436
Amortization of intangibles	13,522	14,465	27,112	22,745
Operating income	20,208	11,702	33,819	16,509
Interest expense	(18,445)	(13,474)	(36,899)	(19,592)
Amortization of debt issuance costs	(928)	(953)	(1,855)	(2,051)
Other income (expense)	(90)	(2,207)	(5,824)	(3,540)
Income (loss) from continuing operations before income taxes	745	(4,932)	(10,759)	(8,674)
Provision for income taxes	4,551	3,330	5,975	2,087
Loss from continuing operations	$(3,806)	$(8,262)	$(16,734)	$(10,761)

Three months ended June 30, 2019 compared to three months ended June 30, 2018
Net revenues
On a consolidated basis, net revenues for the three months ended June 30, 2019 decreased by approximately $3.9 million, or 1.1%, compared to the corresponding period in 2018.  During the three months ended June 30, 2019 compared to 2018, we saw a notable increase in net sales at 5.11 ($8.1 million increase), offset by decreases in net sales at Velocity Outdoor ($6.0 million decrease), Arnold ($1.7 million decrease), Foam Fabricators ($1.5 million decrease) and Sterno ($1.5 million decrease). Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues decreased approximately $8.0 million during the three months ended June 30, 2019 compared to the corresponding period in 2018. The decrease in cost of revenues reflects notable decreases at Sterno ($5.7 million decrease) and Velocity ($3.3 million decrease). Gross profit as a percentage of net revenues was approximately 36.5% in the three months ended June 30, 2019 compared to 34.8% in the three months ended June 30, 2018. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense decreased approximately $1.2 million during the three months ended June 30, 2019, compared to the corresponding period in 2018. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense was $3.1 million in the second quarter of 2019 and $4.0 million in the second quarter of 2018. The decrease in selling, general and administrative expense at Corporate was primarily due to $0.6 million of professional fees in the prior year associated with the refinancing of our credit facility in the second quarter of 2018.

Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended June 30, 2019, we incurred approximately $8.5 million in management fees as compared to $10.8 million in fees in the three months ended June 30, 2018. The decrease was attributable to the sale of Manitoba Harvest in the first quarter of 2019 and Clean Earth in the second quarter of 2019. Concurrent with the June 2019 sale of Clean Earth, CGM agreed to waive the management fee on cash balances held at the Company, commencing with the quarter ended June 30, 2019 and continuing until the quarter during which the Company next borrows under the 2018 Revolving Credit Facility.
Amortization expense
Amortization expense for the three months ended June 30, 2019 decreased $0.9 million as compared to the three months ended June 30, 2018 primarily as a result of finalization of the purchase price allocations related to the acquisition of Foam Fabricators and Rimports in February 2018, offset by the amortization of intangible assets at Velocity related to the Ravin acquisition in August 2018.
Interest Expense
We recorded interest expense totaling $18.4 million for the three months ended June 30, 2019 compared to $13.5 million for the comparable period in 2018, an increase of $5.0 million. The increase in interest expense for the quarter reflects the interest associated with the issuance of our Senior Notes in April 2018, as well as an increase of the average amount outstanding under our revolving credit facility in the second quarter of 2019 as compared to the second quarter of 2018.
Other income (expense)
For the quarter ended June 30, 2019, we recorded $0.1 million in other expense as compared to $2.2 million in other expense in the quarter ended June 30, 2018, an increase in expense of $2.1 million. Other expense in the second quarter of 2018 included a currency translation loss on the intercompany debt issued to our Manitoba Harvest subsidiary, which was sold in February 2019.
Income Taxes
We had an income tax provision of $4.6 million from continuing operations during the three months ended June 30, 2019 compared to an income tax provision of $3.3 million from continuing operations during the same period in 2018. While our loss from continuing operations before taxes for the quarter ended June 30, 2019 decreased by approximately $5.7 million as compared to the prior year quarter ended June 30, 2018, the effect of foreign taxes at our subsidiaries increased our current tax expense provision during the quarter.
Six months ended June 30, 2019 compared to six months ended June 30, 2018
Net revenues
On a consolidated basis, net revenues for the six months ended June 30, 2019 increased by approximately $48.8 million, or 7.8%, compared to the corresponding period in 2018.  Our acquisitions of Foam Fabricators and Rimports in February 2018 contributed $13.7 million and $35.8 million, respectively, to the increase in net revenues. During the six months ended June 30, 2019 compared to 2018, we also saw a notable increase in net sales at 5.11 ($12.2 million increase), partially offset by a decrease in sales at our legacy Sterno business. Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $29.1 million during the six months ended June 30, 2019 compared to the corresponding period in 2018. Our acquisitions of Foam Fabricators and Rimports in February 2018 contributed $8.4 million and $28.8 million, respectively, to the increase. Gross profit as a percentage of net revenues was approximately 35.9% in the six months ended June 30, 2019 compared to 35.5% in the six months ended June 30, 2018. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense was approximately $161.7 million during both the six months ended June 30, 2019 and 2018. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense was $6.4 million in the first six months of 2019 and $7.6 million in the first six months of 2018. The six months ended June 30, 2018 included additional professional fees at corporate associated with the implementation of new accounting standards and the refinancing of our credit facility.
Fees to manager
Pursuant to the MSA, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the six months ended June 30, 2019, we incurred approximately $19.5 million in management fees as compared to $21.4 million in fees in the six months ended June 30, 2018. The decrease was attributable to the sale of Manitoba Harvest in the first quarter of 2019 and Clean Earth in the second quarter of 2019. Concurrent with the June 2019 sale of Clean Earth, CGM agreed to waive the management fee on cash balances held at the Company, commencing with the quarter ended June 30, 2019 and continuing until the quarter during which the Company next borrows under the 2018 Revolving Credit Facility.
Amortization expense
Amortization expense for the six months ended June 30, 2019 increased $4.4 million as compared to the six months ended June 30, 2018 primarily as a result of the acquisition of Foam Fabricators and Rimports in February 2018, and the add-on acquisition of Ravin by Velocity in 2018.
Interest Expense
We recorded interest expense totaling $36.9 million for the six months ended June 30, 2019 compared to $19.6 million for the comparable period in 2018, an increase of $17.3 million. The increase in interest expense for the six months ended June 30, 2019 reflects the interest associated with the issuance of our Senior Notes in April 2018, as well as an increase of the average amount outstanding under our revolving credit facility in the first half of 2019 as compared to the first half of 2018.
Other income (expense)
For the six months ended June 30, 2019, we recorded $5.8 million in other expense as compared to $3.5 million in other expense in the six months ended June 30, 2018, an increase in expense of $2.3 million. In the current year, we incurred $5.3 million in loss on the sale of the Tilray Common Stock we received related to the sale of Manitoba Harvest, and a loss of $0.4 million related to foreign exchange losses on the repayment of the intercompany loans of Manitoba Harvest.
Income Taxes
We had an income tax provision of $6.0 million with an effective income tax rate of 55.5% from continuing operations during the six months ended June 30, 2019 compared to an income tax provision of $2.1 million with an effective income tax rate of 24.1% from continuing operations during the six months ended June 30, 2018. While our earnings before taxes for the six months ended June 30, 2019 increased by approximately $3.9 million as compared to the prior six months ended June 30, 2018, which is primarily due to the effect of the loss at the corporate level, which is taxed as a partnership.

Results of Operations - Business Segments
Branded Consumer Businesses
5.11 Tactical

	Three months ended				Six months ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
Net sales	$92,836	100.0%	$84,723	100.0%	$180,925	100.0%	$168,680	100.0%
Gross profit	$45,475	49.0%	$40,674	48.0%	$88,420	48.9%	$79,225	47.0%
SG&A	$37,965	40.9%	$36,219	42.7%	$76,136	42.1%	$72,950	43.2%
Operating income	$5,073	5.5%	$2,020	2.4%	$7,411	4.1%	$1,403	0.8%
Three months ended June 30, 2019 compared to three months ended June 30, 2018
Net sales
Net sales for the three months ended June 30, 2019 were $92.8 million as compared to net sales of $84.7 million for the three months ended June 30, 2018, an increase of $8.1 million, or 9.6%. This increase is due primarily to retail and e-commerce sales growth of $9.1 million or 41.9%, driven by growing demand in direct to consumer channels. Retail sales grew largely due to twelve new retail store openings since June 2018 (bringing the total store count to forty-eight as of June 30, 2019). Net sales were further increased through strong sales growth at Beyond, of $3.6 million or 116.8%, driven by increased contract business. Through the Beyond product category, 5.11 offers technical survival outerwear systems engineered for missions in extreme temperatures. The increase in net sales for the three months ended June 30, 2019 as compared to the corresponding period in the prior year was offset by a $4.8 million decline in professional sales. During the quarters ended March 31, 2018 and June 30, 2018, 5.11 shipped a larger than usual amount of professional orders as they entered 2018 with a large backlog resulting from the implementation of a new enterprise resource planning (ERP) system in 2017 which affects the quarter over quarter comparison of professional sales.
Gross profit
Gross profit as a percentage of net sales was 49.0% in the three months ended June 30, 2019 as compared to 48.0% for the three months ended June 30, 2018. The prior period cost of sales included a higher level of chargebacks and discretionary discounts granted to customers as 5.11 worked through the backlog associated with challenges experienced while implementing the new ERP system. In addition, fewer promotional discounts were granted to wholesale customers in the current quarter as compared to the three months ended June 30, 2018.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2019 was $38.0 million, or 40.9% of net sales compared to $36.2 million, or 42.7% of net sales for the comparable period in 2018. The comparable quarter in the prior year included a higher level of expense for with temporary labor costs associated with the new ERP system and costs to move into 5.11's new Manteca warehouse facility.
Income from operations
Income from operations for the three months ended June 30, 2019 was $5.1 million, an increase of $3.1 million when compared to income from operations of $2.0 million for the same period in 2018, based on the factors described above.
Six months ended June 30, 2019 compared to six months ended June 30, 2018
Net sales
Net sales for the six months ended June 30, 2019 were $180.9 million as compared to net sales of $168.7 million for the six months ended June 30, 2018, an increase of $12.2 million, or 7.3%. This increase is due primarily to retail and e-commerce sales growth of $14.9 million or 35.9%, driven by growing demand in direct to consumer channels. Retail sales grew largely due to twelve new retail store openings since June 2018 (bringing the total store count to forty-eight as of June 30, 2019). Net sales were further increased through strong sales growth at Beyond of $4.8 million or 79.2%, driven by increased contract business. The increase in net sales for the six months ended June 30, 2019 as compared to the corresponding period in the prior year was offset by a $8.7 million decline in professional sales.

Gross profit
Gross profit as a percentage of net sales was 48.9% in the six months ended June 30, 2019 as compared to 47.0% for the six months ended June 30, 2018. The prior period cost of sales included a higher level of chargebacks and discretionary discounts granted to customers as 5.11 worked through the backlog associated with challenges experienced while implementing the new ERP system.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2019 was $76.1 million, or 42.1% of net sales compared to $73.0 million, or 43.2% of net sales for the comparable period in 2018. The increase in selling, general and administrative expense was largely due to the twelve new retail store openings since June 2018. The comparable period ended June 30, 2018 included a higher level of expense associated with the move into 5.11’s new Manteca warehouse facility which did not reoccur in the six months ended June 30, 2019.
Income from operations
Income from operations for the six months ended June 30, 2019 was $7.4 million, an increase of $6.0 million when compared to income from operations of $1.4 million for the same period in 2018, based on the factors described above.
Ergobaby

	Three months ended				Six months ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
Net sales	$22,971	100.0%	$23,954	100.0%	$45,423	100.0%	$46,116	100.0%
Gross profit	$14,573	63.4%	$15,784	65.9%	$28,791	63.4%	$30,723	66.6%
SG&A	$9,827	42.8%	$10,083	42.1%	$18,959	41.7%	$20,754	45.0%
Operating income	$2,795	12.2%	$3,575	14.9%	$5,931	13.1%	$5,915	12.8%
Three months ended June 30, 2019 compared to three months ended June 30, 2018
Net sales
Net sales for the three months ended June 30, 2019 were $23.0 million, a decrease of $1.0 million, or 4.1%, compared to the same period in 2018. During the three months ended June 30, 2019, international sales were approximately $16.1 million, representing an increase of $1.5 million over the corresponding period in 2018, primarily as a result of increased sales volume at Ergobaby's Asia-Pacific distributors. Domestic sales were $6.9 million in the second quarter of 2019, reflecting a decrease of $2.5 million compared to the corresponding period in 2018. The decrease in domestic sales was driven primarily by the Tula brand within the quarter.
Gross profit
Gross profit as a percentage of net sales was 63.4% for the quarter ended June 30, 2019, as compared to 65.9% for the three months ended June 30, 2018. The decrease in gross profit was due to a shift in the sales mix from higher margin channels to lower margin channels quarter over quarter.
Selling, general and administrative expense
Selling, general and administrative expense decreased quarter over quarter, with expense of $9.8 million, or 42.8% of net sales for the three months ended June 30, 2019 as compared to $10.1 million or 42.1% of net sales for the same period of 2018. The decrease in selling, general and administrative expense as a percentage of net sales in the three months ended June 30, 2019 as compared to the comparable period in the prior year is due to lower variable expenses related to sales and less fluctuation of exchange rates during the current period.
Income from operations
Income from operations for the three months ended June 30, 2019 decreased $0.8 million, compared to the same period of 2018, based on the factors noted above.

Six months ended June 30, 2019 compared to six months ended June 30, 2018
Net sales
Net sales for the six months ended June 30, 2019 were $45.4 million, a decrease of $0.7 million, or 1.5%, compared to the same period in 2018. During the six months ended June 30, 2019, international sales were approximately $31.2 million, representing an increase of $2.7 million over the corresponding period in 2018, primarily as a result of increased sales volume at Ergobaby's Asia-Pacific distributors. Domestic sales were $14.2 million in the first half of 2019, reflecting a decrease of $3.4 million compared to the corresponding period in 2018. The decrease in domestic sales was primarily the result of a decline in the Tula domestic business.
Gross profit
Gross profit as a percentage of net sales was 63.4% for the six months ended June 30, 2019, as compared to 66.6% for the six months ended June 30, 2018. The decrease in gross profit was due to a shift in the sales mix from higher margin channels to lower margin channels.
Selling, general and administrative expense
Selling, general and administrative expense decreased $1.8 million for the six months ended June 30, 2019 as compared to the corresponding period in the prior year, with expense of $19.0 million, or 41.7% of net sales for the six months ended June 30, 2019 as compared to $20.8 million or 45.0% of net sales for the corresponding period in 2018. The decrease in selling, general and administrative expense as a percentage of net sales in the six months ended June 30, 2019 as compared to the comparable period in the prior year is due to expenses related to the bankruptcy of a large U.S. retail customer that were incurred in the first quarter of 2018, reduction in marketing spend, lower variable expenses related to sales, and a decrease in payroll expense during the current period.
Income from operations
Income from operations for both the six months ended June 30, 2019 and 2018 was $5.9 million, based on the factors noted above.

Liberty Safe

	Three months ended				Six months ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
Net sales	$20,633	100.0%	$20,416	100.0%	42,837	100.0%	43,869	100.0%
Gross profit	$4,649	22.5%	$5,019	24.6%	9,070	21.2%	11,268	25.7%
SG&A	$2,847	13.8%	$3,265	16.0%	5,710	13.3%	6,556	14.9%
Operating income	$1,671	8.1%	$1,612	7.9%	3,086	7.2%	4,427	10.1%
Three months ended June 30, 2019 compared to three months ended June 30, 2018
Net sales
Net sales for the quarter ended June 30, 2019 increased approximately $0.2 million, or 1.1%, to $20.6 million, compared to the corresponding quarter ended June 30, 2018. Non-Dealer sales were comparable quarter over quarter at approximately $8.2 million in both the three months ended June 30, 2019 and June 30, 2018. Dealer sales totaled approximately $12.5 million in the three months ended June 30, 2019 compared to $12.2 million in the same period in 2018, representing an increase of $0.3 million or 2.5%.
Gross profit
Gross profit as a percentage of net sales totaled approximately 22.5% and 24.6% for the quarters ended June 30, 2019 and June 30, 2018, respectively. The decrease in gross profit as a percentage of net sales during the three months ended June 30, 2019 compared to the same period in 2018 is primarily attributable to capitalized inventory variances and lower profit on dealer sales in the current quarter.

Selling, general and administrative expense
Selling, general and administrative expense was $2.8 million for the three months ended June 30, 2019 compared to $3.3 million for the three months ended June 30, 2018. The decrease in selling, general and administrative expense during the current quarter is primarily related to planned expense reductions and the timing of annual advertising spend. Selling, general and administrative expense represented 13.8% of net sales in the three months ended June 30, 2019 and 16.0% of net sales for the same period of 2018.
Income from operations
Income from operations increased during the three months ended June 30, 2019 to $1.7 million, as compared to $1.6 million in the corresponding period in 2018. This increase was primarily a result of the factors noted above.
Six months ended June 30, 2019 compared to six months ended June 30, 2018
Net sales
Net sales for the six months ended June 30, 2019 decreased approximately $1.0 million, or 2.4%, to $42.8 million, compared to the corresponding six months ended June 30, 2018. Non-Dealer sales were approximately $15.8 million in the six months ended June 30, 2019 compared to $17.2 million for the six months ended June 30, 2018, representing a decrease of $1.4 million, or 8.1%. The decrease is Non-Dealer sales was primarily due to softer demand in the sporting goods channel. Dealer sales totaled approximately $27.0 million in the six months ended June 30, 2019 compared to $26.6 million in the same period in 2018, representing an increase of $0.4 million or 1.5%.
Gross profit
Gross profit as a percentage of net sales totaled approximately 21.2% and 25.7% for the six months ended June 30, 2019 and June 30, 2018, respectively. The decrease in gross profit as a percentage of net sales during the six months ended June 30, 2019 compared to the same period in 2018 is primarily attributable to increases in raw material and capitalized manufacturing variances. Liberty saw a rise in raw material costs, particularly the cost of steel, during 2018 as the tariffs on imported steel led to higher domestic steel prices. We anticipate steel prices will begin to decline in the back half of 2019. On average, materials account for approximately 60% of the total costs of a safe, with steel accounting for 40% of material costs.
Selling, general and administrative expense
Selling, general and administrative expense was $5.7 million for the six months ended June 30, 2019 compared to $6.6 million for the six months ended June 30, 2018. The decrease in selling, general and administrative expense during the first six months of 2019 is primarily related to planned expense reductions and the timing of annual adverting spend. Selling, general and administrative expense represented 13.3% of net sales in the six months ended June 30 31, 2019 and 14.9% of net sales for the same period of 2018.
Income from operations
Income from operations decreased $1.3 million during the six months ended June 30, 2019 to $3.1 million, compared to the corresponding period in 2018. This decrease was primarily a result of the decrease in gross profit in the first six months of the current year, for the reasons noted above.

Velocity Outdoor

	Three months ended				Six months ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
Net sales	$29,611	100.0%	$35,570	100.0%	60,748	100.0%	59,977	100.0%
Gross profit	$7,531	25.4%	$10,224	28.7%	16,818	27.7%	17,303	28.8%
SG&A	$5,201	17.6%	$5,871	16.5%	11,744	19.3%	11,342	18.9%
Operating income (loss)	$(74)	(0.2)%	$3,019	8.5%	267	0.4%	3,292	5.5%

Three months ended June 30, 2019 compared to three months ended June 30, 2018
Net sales
Net sales for the three months ended June 30, 2019 were $29.6 million, a decrease of $6.0 million or 16.8%, compared to the same period in 2018. The decrease in net sales for the three months ended June 30, 2019 is primarily due to the Junior Reserve Officer Training Corps (JROTC) contract shipments in the second quarter of 2018, which did not recur in the current year.
Gross profit
Gross profit for the quarter ended June 30, 2019 decreased $2.7 million as compared to the quarter ended June 30, 2018. Gross profit as a percentage of net sales was 25.4% for the three months ended June 30, 2019 as compared to 28.7% in the three months ended June 30, 2018. The decrease in gross profit as a percentage of net sales was primarily attributable to margins associated with 2018 JROTC sales as well as with product mix.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2019 was $5.2 million, or 17.6% of net sales compared to $5.9 million, or 16.5% of net sales for the three months ended June 30, 2018. The decrease in selling, general and administrative expense for the three months ended June 30, 2019 is primarily related to lower sales related expenses and the integration fees paid to CGM in the prior year, partially offset by the expenses associated with the Ravin Crossbows acquisition.
Income (loss) from operations
Loss from operations for the three months ended June 30, 2019 was $0.1 million, a decrease of $3.1 million when compared to income from operations of $3.0 million for the same period in 2018, based on the factors described above.
Six months ended June 30, 2019 compared to six months ended June 30, 2018
Net sales
Net sales for the six months ended June 30, 2019 were $60.7 million, an increase of $0.8 million or 1.3%, compared to the same period in 2018. The increase in net sales for the six months ended June 30, 2019 is primarily due to the add-on acquisition of Ravin Crossbows, which had net sales of $15.5 million in the six months ended June 30, 2019, partially offset by sales associated with the Junior Reserve Officer Training Corps (JROTC) contract that shipped in the first half of 2018.
Gross profit
Gross profit as a percentage of net sales was 27.7% for the six months ended June 30, 2019 as compared to 28.8% in the six months ended June 30, 2018. The decrease in gross profit of $0.5 million was driven primarily by the impact of the 2018 JROTC contract partially offset by the acquisition of Ravin Crossbows.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2019 was $11.7 million, or 19.3% of net sales compared to $11.3 million, or 18.9% of net sales for the six months ended June 30, 2018. The increase in selling, general and administrative expense for the six months ended June 30, 2019 is primarily related to the acquisition of Ravin partially offset by sales related expenses along with the nonrecurrence of integration fees paid to CGM.
Income from operations
Income from operations for the six months ended June 30, 2019 was $0.3 million, a decrease of $3.0 million when compared to income from operations of $3.3 million for the same period in 2018, based on the factors described above.

Niche Industrial Businesses
Advanced Circuits

	Three months ended				Six months ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
Net sales	$22,439	100.0%	$22,967	100.0%	45,508	100.0%	45,030	100.0%
Gross profit	$10,461	46.6%	$10,489	45.7%	21,065	46.3%	20,515	45.6%
SG&A	$3,761	16.8%	$3,688	16.1%	7,528	16.5%	7,346	16.3%
Operating income	$6,484	28.9%	$6,368	27.7%	12,965	28.5%	12,300	27.3%
Three months ended June 30, 2019 compared to three months ended June 30, 2018
Net sales
Net sales for the three months ended June 30, 2019 were $22.4 million, a decrease of approximately $0.5 million or 2.3% compared to the three months ended June 30, 2018. The decrease in net sales was due to decreased sales in Quick-Turn Small-Run PCBs, Quick-Turn Production PCBs and subcontract, partially offset by increased sales in Long-Lead Time PCBs and a decrease in promotions. Quick-Turn Small-Run PCBs comprised approximately 19.3% of gross sales and Quick-Turn Production PCBs represented approximately 31.6% of gross sales for the second quarter of 2019. Quick-Turn Small-Run PCBs comprised approximately 19.1% of gross sales and Quick-Turn Production PCBs represented approximately 32.9% of gross sales for the second quarter of 2018.
Gross profit
Gross profit as a percentage of net sales increased 90 basis points during the three months ended June 30, 2019 compared to the corresponding period in 2018 (46.6% at June 30, 2019 compared to 45.7% at June 30, 2018) primarily as a result of sales mix.
Selling, general and administrative expense
Selling, general and administrative expense was approximately $3.8 million in the three months ended June 30, 2019 compared to $3.7 million in the three months ended June 30, 2018. Selling, general and administrative expense represented 16.8% of net sales for the three months ended June 30, 2019 compared to 16.1% of net sales in the corresponding period in 2018.
Income from operations
Income from operations for the three months ended June 30, 2019 was approximately $6.5 million compared to $6.4 million in the same period in 2018, an increase of approximately $0.1 million, principally as a result of the factors described above.
Six months ended June 30, 2019 compared to six months ended June 30, 2018
Net sales
Net sales for the six months ended June 30, 2019 were $45.5 million, an increase of approximately $0.5 million or 1.1% compared to the six months ended June 30, 2018. The increase in net sales was due to increased sales in Long-Lead Time PCBs, Subcontract PCBs, and a decrease in promotions, partially offset by decreased sales in Quick-Turn Production PCBs. Quick-Turn Small-Run PCBs comprised approximately 19.3% of gross sales and Quick-Turn Production PCBs represented approximately 31.7% of gross sales for the six months ended June 30, 2019. Quick-Turn Small-Run PCBs comprised approximately 19.2% of gross sales and Quick-Turn Production PCBs represented approximately 33.6% of gross sales for the six months ended June 30, 2018.
Gross profit
Gross profit as a percentage of net sales increased 70 basis points during the six months ended June 30, 2019 compared to the corresponding period in 2018 (46.3% at June 30, 2019 compared to 45.6% at June 30, 2018) primarily as a result of sales mix.

Selling, general and administrative expense
Selling, general and administrative expense was approximately $7.5 million in the six months ended June 30, 2019 compared to $7.3 million in the six months ended June 30, 2018. Selling, general and administrative expense represented 16.5% of net sales for the six months ended June 30, 2019 compared to 16.3% of net sales in the corresponding period in 2018.
Income from operations
Income from operations for the six months ended June 30, 2019 was approximately $13.0 million compared to $12.3 million in the same period in 2018, an increase of approximately $0.7 million, principally as a result of the factors described above.

Arnold

	Three months ended				Six months ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
Net sales	$29,481	100.0%	$31,196	100.0%	59,509	100.0%	60,595	100.0%
Gross profit	$7,852	26.6%	$8,785	28.2%	15,091	25.4%	16,495	27.2%
SG&A	$4,690	15.9%	$4,857	15.6%	9,487	15.9%	9,856	16.3%
Operating income	$2,227	7.6%	$2,945	9.4%	3,704	6.2%	4,670	7.7%
Three months ended June 30, 2019 compared to three months ended June 30, 2018
Net sales
Net sales for the three months ended June 30, 2019 were approximately $29.5 million, a decrease of $1.7 million compared to the same period in 2018. The decrease in net sales is primarily a result of lower demand across various markets. International sales were $11.8 million in the three months ended June 30, 2019 and $12.3 million in the three months ended June 30, 2018.
Gross profit
Gross profit for the three months ended June 30, 2019 was approximately $7.9 million compared to approximately $8.8 million in the same period of 2018. Gross profit as a percentage of net sales decreased from 28.2% for the quarter ended June 30, 2018 to 26.6% in the quarter ended June 30, 2019 principally due to sales mix in the current quarter versus the comparable quarter in the prior year.
Selling, general and administrative expense
Selling, general and administrative expense in the three month period ended June 30, 2019 was $4.7 million, which compared favorably to approximately $4.9 million for the three months ended June 30, 2018. Selling, general and administrative expense was 15.9% of net sales in the three months ended June 30, 2019 and 15.6% in the three months ended June 30, 2018.
Income from operations
Income from operations for the three months ended June 30, 2019 was approximately $2.2 million, a decrease of $0.7 million when compared to the same period in 2018, as a result of the factors noted above.
Six months ended June 30, 2019 compared to six months ended June 30, 2018
Net sales
Net sales for the six months ended June 30, 2019 were approximately $59.5 million, a decrease of $1.1 million compared to the corresponding period in 2018. The decrease in net sales is primarily a result of reduced demand in various markets. International sales were $24.0 million in the six months ended June 30, 2019 and $24.4 million in the six months ended June 30, 2018.
Gross profit
Gross profit for the six months ended June 30, 2019 was approximately $15.1 million compared to approximately $16.5 million in the same period of 2018. Gross profit as a percentage of net sales decreased from 27.2% for the six months ended June 30, 2018 to 25.4% in the six months ended June 30, 2019 principally due to unfavorable sales mix.

Selling, general and administrative expense
Selling, general and administrative expense in the six month period ended June 30, 2019 was $9.5 million, which compared favorably to approximately $9.9 million for the six months ended June 30, 2018. Selling, general and administrative expense was 15.9% of net sales in the six months ended June 30, 2019 and 16.3% in the six months ended June 30, 2018.
Income from operations
Income from operations for the six months ended June 30, 2019 was approximately $3.7 million, a decrease of $1.0 million when compared to the same period in 2018, as a result of the factors noted above.

Foam Fabricators

	Three months ended				Six months ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
							Pro forma
Net sales	$31,648	100.0%	$33,194	100.0%	$62,330	100.0%	$63,684	100.0%
Gross profit	$9,356	29.6%	$9,017	27.2%	$17,844	28.6%	$16,538	26.0%
SG&A	$2,746	8.7%	$3,054	9.2%	$5,482	8.8%	$7,398	11.6%
Operating income	$4,364	13.8%	$3,031	9.1%	$7,870	12.6%	$5,017	7.9%
Pro forma financial information for Foam Fabricators for the six months ended June 30, 2018 includes pre-acquisition results of operations for the period from January 1, 2018 through February 15, 2018, the date of acquisition of Foam, for comparative purposes. The historical results of Foam Fabricators have been adjusted to reflect the purchase accounting adjustments recorded in connection with the acquisition: $0.2 million in stock compensation expense and $1.0 million in amortization expense, as well as $0.1 million in management fees that would have been incurred by Foam Fabricators if we owned the company during this period.
Three months ended June 30, 2019 compared to three months ended June 30, 2018
Net sales
Net sales for the quarter ended June 30, 2019 were $31.6 million, a decrease of $1.5 million, or 4.7%, compared to the quarter ended June 30, 2018. The decrease in net sales was primarily due to a nonrecurring customer from the prior year as well as a decrease in sales in the automotive and protective packaging categories in the current period.
Gross profit
Gross profit as a percentage of net sales was 29.6% and 27.2% for the three months ended June 30, 2019 and 2018, respectively. The increase in gross profit as a percentage of net sales in the quarter ended June 30, 2019 was primarily due to the decreasing price of expanded polystyrene ("EPS") resin. A majority of Foam Fabricator's products are made with EPS resin, an oil and natural gas derived polymer with an added expansion agent, therefore raw material costs will increase with increases in the price of oil and natural gas.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2019 was $2.7 million as compared to $3.1 million for the three months ended June 30, 2018, a decrease of $0.3 million. Selling, general and administrative expense for the three months ended June 30, 2018 included $0.3 million in integration service fees paid to CGM. Excluding the effect of the integration service fee, selling general and administrative expense was comparable quarter over quarter.
Income from operations
Income from operations was $4.4 million for the three months ended June 30, 2019 as compared to $3.0 million for the three months ended June 30, 2018, an increase of $1.3 million, primarily as a result of the factors noted above as well as lower amortization expense of intangible assets in the current quarter as compared to the estimate of amortization expense based on the initial draft of the purchase price allocation included in the quarter ended June 30, 2018.

Six months ended June 30, 2019 compared to pro forma six months ended June 30, 2018
Net sales
Net sales for the six months ended June 30, 2019 were $62.3 million, a decrease of $1.4 million, or 2.1%, compared to the six months ended June 30, 2018. The decrease in net sales was primarily due to a nonrecurring customer from the prior year as well as well as a decrease in sales in the automotive and protective packaging categories in the current period.
Gross profit
Gross profit as a percentage of net sales was 28.6% and 26.0% for the six months ended June 30, 2019 and 2018, respectively. Cost of sales for the six months ended June 30, 2018 included $0.7 million of expense related to the amortization of inventory step-up resulting from the purchase price allocation of Foam Fabricators. Excluding the effect of the inventory step-up, prior year gross profit as a percentage of net sales was 27.0%. The increase in gross profit as a percentage of net sales in the six months ended June 30, 2019 was due to decreasing EPS prices in the current year.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2019 was $5.5 million as compared to $7.4 million for the six months ended June 30, 2018, a decrease of $1.9 million. Selling, general and administrative expense for the six months ended June 30, 2018 included $1.5 million in transaction expenses related to the acquisition and $0.3 million in incremental integration service fees paid to CGM. Excluding the acquisition expenses and incremental integration service fees, selling, general and administrative expense for the six months ended June 30, 2018 was $5.6 million, which is consistent with the expenses incurred in the current period.
Income from operations
Income from operations was $7.9 million for the six months ended June 30, 2019 as compared to $5.0 million for the six months ended June 30, 2018, an increase of $2.9 million, primarily as a result of the factors noted above.
Sterno

	Three months ended				Six months ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
							Pro forma
Net sales	$86,465	100.0%	$87,969	100.0%	177,661	100.0%	$177,996	100.0%
Gross profit	$22,665	26.2%	$18,486	21.0%	45,020	25.3%	$40,717	22.9%
SG&A	$10,162	11.8%	$10,493	11.9%	20,254	11.4%	$20,585	11.6%
Operating income	$8,113	9.4%	$2,728	3.1%	16,097	9.1%	$11,225	6.3%
Pro forma financial information for Sterno for the six months ended June 30, 2018 includes pre-acquisition results of operations for Rimports, which was acquired by Sterno on February 26, 2018, for the period from January 1, 2018 through the date of acquisition for comparative purposes. The historical results of Rimports have been adjusted to reflect an additional $1.6 million in amortization expense recorded in connection with the purchase accounting adjustments related to the acquisition.
Three months ended June 30, 2019 compared to three months ended June 30, 2018
Net sales
Net sales for the three months ended June 30, 2019 were approximately $86.5 million, a decrease of $1.5 million, or 1.7%, compared to the same period in 2018. The net sales variance reflects a decrease in sales of outdoor lighting products primarily as a result of a shorter spring period in the domestic market due to weather and higher levels of chargebacks and rebates compared to the second quarter of 2018, offset by an increase in sales volume at Rimports.
Gross profit
Gross profit as a percentage of net sales increased from 21.0% for the three months ended June 30, 2018 to 26.2% for the same period ended June 30, 2019. In the second quarter of 2018, Sterno recognized $4.6 million in costs of goods sold related to the amortization of inventory step-up resulting from the purchase price allocation of the Rimports acquisition. After eliminating the effect of the purchase price allocation in the prior year, gross profit as a percentage of sales was 26.3% in the second quarter of 2018, which is comparable to the gross profit percentage in the current quarter.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2019 and 2018 was consistent quarter over quarter, at approximately $10.2 million and $10.5 million, respectively. Selling, general and administrative expense represented 11.8% of net sales for the three months ended June 30, 2019 and 11.9% for the three months ended June 30, 2018.
Income from operations
Income from operations for the three months ended June 30, 2019 was approximately $8.1 million, an increase of $5.4 million compared to the three months ended June 30, 2018 based on the factors noted above.
Six months ended June 30, 2019 compared to pro forma six months ended June 30, 2018
Net sales
Net sales for the six months ended June 30, 2019 were approximately $177.7 million, a decrease of $0.3 million, or 0.2%, compared to the corresponding period in 2018. The net sales variance reflects a decrease in sales of outdoor lighting products primarily as a result of a shorter spring period in the domestic market due to weather and higher levels of chargebacks and rebates compared to the prior year, offset by an increase in sales volume at Rimports.
Gross profit
Gross profit as a percentage of net sales increased from 22.9% for the six months ended June 30, 2018 to 25.3% for the same period ended June 30, 2019. In the six months ended June 30, 2018, Sterno recognized $4.6 million in costs of goods sold related to the amortization of inventory step-up resulting from the purchase price allocation of the Rimports acquisition. After eliminating the effect of the purchase price allocation in the prior year, gross profit as a percentage of sales for the six months ended June 30, 2018 was 25.5%, which is comparable to the gross profit percentage in the six months ended June 30, 2019.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2019 and 2018 was $20.3 million and $20.6 million, respectively, a decrease of $0.3 million. The expense from the prior year reflects $0.6 million in acquisition expenses related to the acquisition of Rimports. Excluding the acquisition expenses, selling, general and administrative expense decreased $0.9 million, reflecting lower marketing costs, commission, legal fees and various cost savings initiatives. Selling, general and administrative expense represented 11.4% of net sales for the six months ended June 30, 2019 and 11.6% for the six months ended June 30, 2018.
Income from operations
Income from operations for the six months ended June 30, 2019 was approximately $16.1 million, an increase of $4.9 million compared to the six months ended June 30, 2018 based on the factors noted above.

Liquidity and Capital Resources
Liquidity
At June 30, 2019, we had approximately $485.9 million of cash and cash equivalents on hand, an increase of $437.1 million as compared to the year ended December 31, 2018 primarily as a result of the proceeds received from our sale of Manitoba Harvest in February 2019 and Clean Earth in June 2019. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. The change in cash and cash equivalents is as follows:

Operating Activities:

	Six months ended
(in thousands)	June 30, 2019	June 30, 2018
Cash provided by operating activities	$8,654	$35,312

For the six months ended June 30, 2019, cash flows provided by operating activities totaled approximately $8.7 million, which represents a $26.7 million decrease compared to cash provided by operating activities of $35.3 million during the six-month period ended June 30, 2018. Cash used in operating activities for working capital for the six months ended June 30, 2019 was $17.5 million, as compared to cash used in operating activities for working capital of $4.7 million for the six months ended June 30, 2018. The increase in cash used for working capital purposes in the current year primarily reflects the effect of our acquisitions that occurred in February 2018 which resulted in a significant increase in cash needed to fund working capital, particularly at Rimports, our Sterno add-on acquisition. The decrease in cash flows provided by operating activities in the current year was also attributable to the change in the mark-to-market on our interest rate swap, with the six months ended June 30, 2018 having an unrealized gain of $3.9 million, and the six months ending June 30, 2019 having an unrealized loss of $3.4 million, for a net change of $7.3 million due to the change in the present value of future payments and receipts under the interest rate swap agreement.
Investing Activities:

	Six months ended
(in thousands)	June 30, 2019	June 30, 2018
Cash provided by (used in) investing activities	$718,000	$(454,715)

Cash flows provided by investing activities for the six months ended June 30, 2019 totaled $718.0 million, compared to cash used in investing activities of $454.7 million in the same period of 2018. Cash flows from Manitoba Harvest and Clean Earth, which are reflected as discontinued operations, totaled $279.2 million in the current period and reflects the effect of the sale transactions. Cash provided by investing activities from continuing operations in the current year primarily relates to the proceeds received from the sale of Clean Earth and Manitoba Harvest. In the prior year, we had a platform acquisition in the first quarter, Foam Fabricators, and several add-on acquisitions at our subsidiaries, including the Sterno acquisition of Rimports in February 2018. The total amount spent on acquisitions in the six months ended June 30, 2018 was approximately $391.2 million. Capital expenditures in the six months ended June 30, 2019 decreased approximately $10.8 million compared to the same period in the prior year, due primarily to higher than typical expenditures at our 5.11 and Arnold businesses in the prior year. We expect capital expenditures for the full year of 2019 to be approximately $35 million to $45 million.
Financing Activities:

	Six months ended
(in thousands)	June 30, 2019	June 30, 2018
Cash (used in) provided by financing activities	$(292,750)	$415,358

Cash flows used in financing activities totaled approximately $292.8 million during the six months ended June 30, 2019 compared to cash flows provided by financing activities of $415.4 million during the six months ended June 30, 2018. The 2018 activity primarily related to the financing of our acquisitions of Foam Fabricators and Rimports in February 2018, which were financed through draws on our 2014 Revolving Credit Facility, partially offset by net proceeds of $96.5 million from the Series B Preferred Shares offering in March 2018 which was used to repay a portion of the outstanding amount on the 2014 Revolving Credit Facility. In April 2018, we issued $400.0 million in Senior Notes and amended our credit facility. The proceeds from the issuance of the Senior Notes were used to pay down outstanding amounts under our credit facility. In the current year, we used proceeds from the sale of Manitoba Harvest and Clean Earth to repay the outstanding amount on the 2018 Revolving Credit Facility, and paid our distributions on our common and preferred shares, as well as a distribution to the Allocation Member of $8.0 million related primarily to the sale of Manitoba Harvest.

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
Due to significant capital expenditures related to the implementation of a new ERP system, warehouse expansion and retail roll out, we granted 5.11 waivers under their intercompany debt agreement effective as of the quarter ended September 30, 2017 through December 31, 2018. The waivers permitted 5.11 to increase its allowable capital expenditure limits and excluded certain capital expenditures associated with the ERP system and warehouse expansion from the calculation of the fixed charge coverage ratio. We further amended the 5.11 intercompany debt agreement during 2018 to allow for an additional $5.0 million outstanding debt to be permitted under 5.11's Term B loan. In the first quarter of 2019, we further amended the 5.11 intercompany debt agreement to update the definition of capital expenditures to exclude capital expenditures made with respect to 5.11's retail stores from the calculation of the fixed charge coverage ratio. 5.11 was in compliance with the covenants under their intercompany debt agreement at June 30, 2019. Subsequent to the third quarter of 2018, we amended the Sterno Loan Agreement to increase the amount available to Sterno under their intercompany revolving credit facility. Liberty was not in compliance with the financial covenants under their intercompany loan agreement at December 31, 2018, and we amended the Liberty intercompany debt agreement to grant a waiver to them through the quarter ended December 31, 2019. Except as previously noted, all of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at June 30, 2019.
As of June 30, 2019, we had the following outstanding loans due from each of our businesses:

(in thousands)
5.11 Tactical	$198,577
Ergobaby	$45,382
Liberty	$47,239
Velocity Outdoor	$124,463
Advanced Circuits	$69,245
Arnold	$74,430
Foam Fabricators	$98,375
Sterno	$250,383

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
We had $599.8 million in net availability under the 2018 Revolving Credit Facility at June 30, 2019. The outstanding borrowings under the 2018 Revolving Credit Facility include $0.2 million of outstanding letters of credit at June 30, 2019. At June 30, 2019, we had $493.8 million outstanding on the 2018 Term Loan. In July 2019, we repaid $193.8 million of the outstanding amount due under the 2018 Term Loan, leaving a remaining balance of $300 million as of July 31, 2019.
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

The following table reflects required and actual financial ratios as of June 30, 2019 included as part of the affirmative covenants in our 2018 Credit Facility.

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Fixed Charge Coverage Ratio	Greater than or equal to 1.50:1.0	1:67:1.0
Total Secured Debt to EBITDA Ratio	Less than or equal to 3.50:1.0	0.09:1.0
Total Debt to EBITDA Ratio	Less than or equal to 5.00:1.0	1.86:1.0
Interest Expense
The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Six months ended June 30,
	2019	2018
Interest on credit facilities	$16,322	$15,581
Interest on Senior Notes	16,000	6,488
Unused fee on Revolving Credit Facility	882	855
Amortization of original issue discount	304	424
Unrealized (gain) loss on interest rate derivative (1)	3,350	(3,900)
Other interest expense	133	164
Interest income	(92)	(20)
Interest expense	$36,899	$19,592

Average daily balance outstanding - credit facilities	$656,997	$736,557
Effective interest rate - credit facilities	6.4%	3.6%

(1) On September 16, 2014, we purchased an interest rate swap (the "Swap") with a notional amount of $220 million effective April 1, 2016 through June 6, 2021. The agreement requires us to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At June 30, 2019, the current portion of the Swap was in a liability position and had a fair value of $2.2 million, and the non-current portion of the Swap was in a liability position with a fair value of $2.9 million. The fair value of the Swap reflects the present value of future payments and receipts under the agreement and is reflected as a component of interest expense and non-current assets and current liabilities at June 30, 2019.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Six months ended June 30, 2019

	Corporate	5.11	Ergobaby	Liberty	Velocity Outdoor	ACI	Arnold	Foam	Sterno	Consolidated
Net income (loss) (1)	$303,610	$(2,255)	$2,672	$490	$(5,636)	$7,578	$11	$1,906	$3,054	$311,430
Adjusted for:
Provision (benefit) for income taxes	—	311	1,380	368	(648)	1,973	454	977	1,160	5,975
Interest expense, net	36,786	2	—	—	112	—	(1)	—	—	36,899
Intercompany interest	(41,454)	9,110	1,868	2,157	5,599	3,424	3,198	4,524	11,574	—
Depreciation and amortization	993	10,658	4,239	839	6,661	1,267	3,245	6,148	11,142	45,192
EBITDA	299,935	17,826	10,159	3,854	6,088	14,242	6,907	13,555	26,930	399,496
Gain on sale of business	(328,164)	—	—	—	—	—	—	—	—	(328,164)
Other (income) expense	(582)	39	(4)	29	718	(84)	(2)	325	85	524
Noncontrolling shareholder compensation	—	1,196	412	18	665	45	8	510	475	3,329
Loss on sale of investment	5,300	—	—	—	—	—	—	—	—	5,300
Integration services fee	—	—	—	—	—	—	—	281	—	281
Other	—	—	—	266	—	58	—	—	—	324
Management fees	17,103	500	250	250	250	250	250	375	250	19,478
Adjusted EBITDA	$(6,408)	$19,561	$10,817	$4,417	$7,721	$14,511	$7,163	$15,046	$27,740	$100,568

(1) Net income (loss) does not include income from discontinued operations for the six months ended June 30, 2019.

Adjusted EBITDA
Six months ended June 30, 2018

	Corporate	5.11	Ergobaby	Liberty	Velocity Outdoor	ACI	Arnold	Foam	Sterno	Consolidated
Net income (loss) (1)	$(12,528)	$(5,873)	$2,279	$1,731	$(567)	$6,969	$(980)	$184	$(811)	$(9,596)
Adjusted for:
Provision (benefit) for income taxes	—	(1,321)	911	598	(374)	1,434	2,346	(208)	(1,299)	2,087
Interest expense, net	19,439	5	1	—	148	(1)	—	—	—	19,592
Intercompany interest	(36,606)	8,438	2,588	2,060	3,977	3,739	3,145	3,511	9,148	—
Depreciation and amortization	1,449	10,774	4,303	756	4,118	1,673	3,194	4,879	14,067	45,213
EBITDA	(28,246)	12,023	10,082	5,145	7,302	13,814	7,705	8,366	21,105	57,296
Gain on sale of businesses	(1,165)	—	—	—	—	—	—		—	(1,165)
Loss on sale of fixed assets	—	—	—	59	—		48	6	—	113
Noncontrolling shareholder compensation	—	1,235	503	28	764	12	77	339	1,041	3,999
Acquisition related expenses	5	—	—	—	—	—	—	1,552	632	2,189
Integration services fee	—	—	—	—	750	—	—	844	—	1,594
Loss on foreign currency transactions	2,247	—	—	—	—	—	—	—	—	2,247
Management fees	19,155	500	250	250	250	250	250	281	250	21,436
Adjusted EBITDA (2)	$(8,004)	$13,758	$10,835	$5,482	$9,066	$14,076	$8,080	$11,388	$23,028	$87,709

(1) Net income (loss) does not include loss from discontinued operations for the six months ended June 30, 2018.
(2) As a result of the sale of Manitoba Harvest in February 2019 and Clean Earth in June 2019, Adjusted EBITDA for the six months ended June 30, 2019 does not include Adjusted EBITDA from Manitoba Harvest of $4.0 million and Clean Earth of $20.5 million.

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

	Six Months ended
(in thousands)	June 30, 2019	June 30, 2018
Net income (loss)	$328,331	$(1,088)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	56,491	57,131
Gain on sale of businesses	(328,164)	(1,165)
Amortization of debt issuance costs and original issue discount	2,159	2,324
Unrealized (gain) loss on interest rate hedge	3,350	(3,900)
Noncontrolling shareholder charges	5,268	5,165
Provision for loss on receivables	745	98
Deferred taxes	(12,366)	(3,242)
Other	496	135
Changes in operating assets and liabilities	(47,656)	(20,146)
Net cash provided by operating activities	8,654	35,312
Plus:
Unused fee on revolving credit facility	882	855
Integration services fee (1)	281	1,594
Successful acquisition costs	596	2,347
Realized loss from foreign currency (2)	363	2,247
Loss on sale of Tilray Common Stock	5,300	—
Changes in operating assets and liabilities	47,656	20,146
Other	—	791
Less:
Payment of interest rate swap	303	1,086
Maintenance capital expenditures: (3)
Compass Group Diversified Holdings LLC	—	—
5.11 Tactical	1,336	2,429
Advanced Circuits	1,126	523
Arnold	1,806	2,123
Clean Earth	3,495	3,313
Ergobaby	237	407
Foam Fabricators	936	940
Liberty	307	935
Manitoba Harvest	—	257
Sterno	1,221	1,042
Velocity Outdoor	1,040	2,299
Other	535	—
Preferred share distribution	7,563	3,625
Estimated cash flow available for distribution and reinvestment	$43,827	$44,313

Distribution paid in April 2019/2018	$(21,564)	$(21,564)
Distribution paid in July 2019/2018	(21,564)	(21,564)
	$(43,128)	$(43,128)

(1) Represents fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership, payable quarterly.
(2) Reflects the foreign currency transaction gain or loss resulting from the Canadian dollar intercompany loans issued to Manitoba Harvest.

(3)
Represents maintenance capital expenditures that were funded from operating cash flow, net of proceeds from the sale of property, plant and equipment, and excludes growth capital expenditures of approximately $8.5 million for the six months ended June 30, 2019 and $14.5 million for the six months ended June 30, 2018.

Seasonality
Earnings of certain of our operating segments are seasonal in nature due to various recurring events, holidays and seasonal weather patterns, as well as the timing of our acquisitions during a given year. Historically, the third and fourth quarter produce the highest net sales during our fiscal year.
Related Party Transactions
Management Services Agreement
We entered into a Management Services Agreement ("MSA") with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for the Company in exchange for a management fee paid quarterly and equal to 0.5% of the Company's adjusted net assets, as defined in the MSA. Concurrent with the June 2019 sale of Clean Earth (refer to Note C - Discontinued Operations) CGM agreed to waive the management fee on cash balances held at the Company, commencing with the quarter ended June 30, 2019 and continuing until the quarter during which the Company next borrows under the 2018 Revolving Credit Facility.
Integrations Services Agreements
Foam Fabricators, which was acquired in 2018, entered into Integration Services Agreements ("ISA") with CGM.  The ISA provides for CGM to provide services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act and align the acquired entity's policies and procedures with our other subsidiaries.  Each ISA is for the twelve-month period subsequent to the acquisition. Foam Fabricators paid CGM $2.3 million over the term of the ISA, $2.0 million in 2018 and $0.3 million in 2019.

5.11 - Related Party Vendor Purchases
5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the six months ended June 30, 2019, 5.11 purchased approximately $2.1 million in inventory from the vendor.
Profit Allocation Payments
The sale of Manitoba Harvest in February 2019 and Clean Earth in June 2019 each qualified as a Sale Event under the Company's LLC Agreement. During the second quarter of 2019, the Company declared a distribution to the Allocation Member in connection with the Sale Event of Manitoba Harvest of $7.7 million which was paid in the second quarter of 2019. The profit allocation distribution was calculated based on the portion of the gain on sale related to the Closing Date Consideration, less the loss on sale of shares that were received as part of the Closing Consideration. An additional profit allocation distribution related to the Sale Event of Manitoba Harvest will be declared subsequent to receipt of the Deferred Consideration in August 2019. During the third quarter of 2019, the Company declared a distribution to the Allocation Member in connection with the Sale Event of Clean Earth of $43.3 million which will be paid in the third quarter of 2019.
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

The table below summarizes the payment schedule of our contractual obligations at June 30, 2019:

(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$1,194,814	$333,115	$104,647	$103,837	$653,215
Operating lease obligations (2)	124,538	11,144	44,382	29,903	39,109
Purchase obligations (3)	400,721	177,010	106,660	81,609	35,442
Total (4)	$1,720,073	$521,269	$255,689	$215,349	$727,766

(1)	Reflects amounts due under our 2018 Credit Facility, as well as our Senior Notes, together with interest on our debt obligations.

(2)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms.

(3)
Reflects non-cancelable commitments as of June 30, 2019, including: (i) shareholder distributions of $141.0 million; (ii) estimated management fees of $30.4 million per year over the next five years; and (iii) other obligations including amounts due under employment agreements. Distributions to our shareholders are approved by our board of directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.

(4)
The contractual obligation table does not include approximately $1.1 million in liabilities associated with unrecognized tax benefits as of June 30, 2019 as the timing of the recognition of this liability is not certain. The amount of the liability is not expected to significantly change in the next twelve months.

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
2019 Annual Impairment Testing - For our annual impairment testing at March 31, 2019, we determined that our Liberty operating segment required quantitative testing because we could not conclude that the fair value of Liberty significantly exceeded its carrying value based on qualitative factors alone. We concluded the goodwill impairment testing during the quarter ended June 30, 2019. The results of the quantitative impairment testing of the Liberty reporting unit indicated that the fair value of the Liberty reporting unit exceeded the carrying value by 135%. All of our other reporting units were tested qualitatively as of March 31, 2019, and the results of the qualitative analysis indicated that the fair value exceeded their carrying value.
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
Indefinite-lived intangible assets
We use a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. Our indefinite-lived intangible assets consist of trade names with a carrying value of approximately $60.0 million. The results of the qualitative analysis of our reporting unit's indefinite-lived intangible assets, which we completed as of March 31, 2019, indicated that the fair value of the indefinite lived intangible assets exceeded their carrying value.
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

ITEM 4. CONTROLS AND PROCEDURES
As required by Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15(b), Holdings’ Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2019. Based on that evaluation, the Holdings’ Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of June 30, 2019.

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

2.1
Stock Purchase Agreement, dated May 8, 2019, by and among (i) Calrissian Holdings, LLC; (ii) CEHI Acquisition Corporation; (iii) Compass Group Diversified Holdings LLC; (iv) each Stockholder and Optionholder of the Company; and (v) solely for the purposes of Section 9(r) thereof, Harsco Corporation (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on May 9, 2019 (File No. 001-34927)).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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
Date: July 31, 2019
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: July 31, 2019

EXHIBIT INDEX

Exhibit Number	Description

2.1
Stock Purchase Agreement, dated May 8, 2019, by and among (i) Calrissian Holdings, LLC; (ii) CEHI Acquisition Corporation; (iii) Compass Group Diversified Holdings LLC; (iv) each Stockholder and Optionholder of the Company; and (v) solely for the purposes of Section 9(r) thereof, Harsco Corporation (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on May 9, 2019 (File No. 001-34927)).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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