Form 10-Q
period 2019-09-30
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2019-10-30
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of October 28, 2019, there were 59,900,000 Trust common shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2019

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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
(in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$285,838	$48,771
Accounts receivable, net	221,423	205,545
Inventories	332,221	307,437
Prepaid expenses and other current assets	41,975	29,670
Current assets of discontinued operations	—	89,762
Total current assets	881,457	681,185
Property, plant and equipment, net	142,291	146,601
Goodwill	438,019	471,115
Intangible assets, net	575,354	615,592
Other non-current assets	97,099	8,378
Non-current assets of discontinued operations	—	449,464
Total assets	$2,134,220	$2,372,335

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$87,753	$77,169
Accrued expenses	123,207	106,612
Due to related party	8,142	11,093
Current portion, long-term debt	5,000	5,000
Other current liabilities	30,648	6,912
Current liabilities of discontinued operations	—	52,494
Total current liabilities	254,750	259,280
Deferred income taxes	31,275	33,984
Long-term debt	680,513	1,098,871
Other non-current liabilities	87,427	12,615
Non-current liabilities of discontinued operations	—	48,243
Total liabilities	1,053,965	1,452,993

Commitments and contingencies

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 8,000 shares issued and outstanding at September 30, 2019 and December 31, 2018
Series A preferred shares, no par value; 4,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	96,417	96,417
Series B preferred shares, no par value; 4,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	96,504	96,504
Trust common shares, no par value, 500,000 authorized; 59,900 shares issued and outstanding at September 30, 2019 and December 31, 2018	924,680	924,680
Accumulated other comprehensive loss	(6,063)	(8,776)
Accumulated deficit	(78,728)	(249,453)
Total stockholders’ equity attributable to Holdings	1,032,810	859,372
Noncontrolling interest	47,445	39,922
Noncontrolling interest of discontinued operations	—	20,048
Total stockholders’ equity	1,080,255	919,342
Total liabilities and stockholders’ equity	$2,134,220	$2,372,335
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net revenues	$388,313	$360,283	$1,063,254	$986,402
Cost of revenues	251,778	236,286	684,601	640,039
Gross profit	136,535	123,997	378,653	346,363
Operating expenses:
Selling, general and administrative expense	82,027	79,577	243,736	241,253
Management fees	8,874	10,768	28,352	32,204
Amortization expense	13,520	12,788	40,632	35,533
Impairment expense	33,381	—	33,381	—
Operating income (loss)	(1,267)	20,864	32,552	37,373
Other income (expense):
Interest expense, net	(11,525)	(15,635)	(48,424)	(35,227)
Loss on sale of securities (refer to Note C)	(4,893)	—	(10,193)	—
Amortization of debt issuance costs	(770)	(927)	(2,625)	(2,978)
Loss on debt extinguishment	(5,038)	—	(5,038)	(744)
Other income (expense), net	(689)	511	(1,213)	(2,285)
Income (loss) from continuing operations before income taxes	(24,182)	4,813	(34,941)	(3,861)
Provision for income taxes	4,400	5,470	10,375	7,557
Income (loss) from continuing operations	(28,582)	(657)	(45,316)	(11,418)
Income from discontinued operations, net of income tax	—	6,423	16,901	14,931
Gain on sale of discontinued operations	2,039	—	330,203	1,165
Net income (loss)	(26,543)	5,766	301,788	4,678
Less: Net income from continuing operations attributable to noncontrolling interest	1,242	688	3,997	2,475
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest	—	352	(266)	726
Net income (loss) attributable to Holdings	$(27,785)	$4,726	$298,057	$1,477

Amounts attributable to Holdings
Income (loss) from continuing operations	$(29,824)	$(1,345)	$(49,313)	$(13,893)
Income from discontinued operations, net of income tax	—	6,071	17,167	14,205
Gain on sale of discontinued operations, net of income tax	2,039	—	330,203	1,165
Net income (loss) attributable to Holdings	$(27,785)	$4,726	$298,057	$1,477

Basic income (loss) per common share attributable to Holdings (refer to Note J)
Continuing operations	$(1.33)	$(0.16)	$(1.95)	$(0.45)
Discontinued operations	0.03	0.09	5.80	0.25
	$(1.30)	$(0.07)	$3.85	$(0.20)

Basic weighted average number of shares of common shares outstanding	59,900	59,900	59,900	59,900
Cash distributions declared per Trust common share (refer to Note J)	$0.36	$0.36	$1.08	$1.08

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018

Net income (loss)	$(26,543)	$5,766	$301,788	$4,678
Other comprehensive income (loss)
Foreign currency translation adjustments	(861)	1,603	(608)	(2,424)
Foreign currency amounts reclassified from accumulated other comprehensive income (loss) that increase (decrease) net income:
Disposition of Manitoba Harvest	—	—	4,791	—
Pension benefit liability, net	(690)	34	(1,470)	643
Other comprehensive income (loss)	(1,551)	1,637	2,713	(1,781)
Total comprehensive income (loss), net of tax	$(28,094)	$7,403	$304,501	$2,897
Less: Net income attributable to noncontrolling interests	1,242	1,040	3,731	3,201
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(67)	266	(97)	(462)
Total comprehensive income (loss) attributable to Holdings, net of tax	$(29,269)	$6,097	$300,867	$158

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares		Trust Common Shares	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B
Balance — July 1, 2018	$96,417	$96,504	$924,680	$(195,318)	$(5,991)	$916,292	$34,284	$19,456	$970,032
Net income	—	—	—	4,726	—	4,726	688	352	5,766
Total comprehensive income, net	—	—	—	—	1,637	1,637	—	—	1,637
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	2,529	—	2,529
Effect of subsidiary stock option exercise	—	—	—	—	—	—	6,772	—	6,772
Purchase of noncontrolling interest	—	—	—	—	—	—	(6,372)	—	(6,372)
Distributions paid - Trust Common Shares	—	—	—	(21,564)	—	(21,564)	—	—	(21,564)
Distributions paid - Trust Preferred Shares	—	—	—	(4,773)	—	(4,773)	—	—	(4,773)
Balance — September 30, 2018	$96,417	$96,504	$924,680	$(216,929)	$(4,354)	$896,318	$37,901	$19,808	$954,027

Balance — July 1, 2019	$96,417	$96,504	$924,680	$17,715	$(4,512)	$1,130,804	$45,977	$—	$1,176,781
Net income (loss)	—	—	—	(27,785)	—	(27,785)	1,242	—	(26,543)
Total comprehensive loss, net	—	—	—	—	(1,551)	(1,551)	—	—	(1,551)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	936	—	936
Purchase of noncontrolling interest	—	—	—	—	—	—	(710)	—	(710)
Distributions paid - Allocation Interests	—	—	—	(43,313)	—	(43,313)	—	—	(43,313)
Distributions paid - Trust Common Shares	—	—	—	(21,564)	—	(21,564)	—	—	(21,564)
Distributions paid - Trust Preferred Shares	—	—	—	(3,781)	—	(3,781)	—	—	(3,781)
Balance — September 30, 2019	$96,417	$96,504	$924,680	$(78,728)	$(6,063)	$1,032,810	$47,445	$—	$1,080,255

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares		Trust Common Shares	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B
Balance — January 1, 2018	$96,417	$—	$924,680	$(145,316)	$(2,573)	$873,208	$33,709	$19,082	$925,999
Net income	—	—	—	1,477	—	1,477	2,475	726	4,678
Total comprehensive loss, net	—	—	—	—	(1,781)	(1,781)	—	—	(1,781)
Issuance of Trust preferred shares, net of offering costs	—	96,504	—	—	—	96,504	—	—	96,504
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	7,694	—	7,694
Effect of subsidiary stock option exercise	—	—	—	—	—	—	395	—	395
Purchase of noncontrolling interest	—	—	—	—	—	—	(6,372)	—	(6,372)
Distributions paid - Trust Common Shares	—	—	—	(64,692)	—	(64,692)	—	—	(64,692)
Distributions paid - Trust Preferred Shares	—	—	—	(8,398)	—	(8,398)	—	—	(8,398)
Balance — September 30, 2018	$96,417	$96,504	$924,680	$(216,929)	$(4,354)	$896,318	$37,901	$19,808	$954,027

Balance — January 1, 2019	$96,417	$96,504	$924,680	$(249,453)	$(8,776)	$859,372	$39,922	$20,048	$919,342
Net income (loss)	—	—	—	298,057	—	298,057	3,997	(266)	301,788
Total comprehensive income, net	—	—	—	—	2,713	2,713	—	—	2,713
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	4,265	1,939	6,204
Effect of subsidiary stock option exercise	—	—	—	—	—	—	41	—	41
Purchase of noncontrolling interest	—	—	—	—	—	—	(780)	—	(780)
Disposition of Manitoba Harvest	—	—	—	—	—	—	—	(10,799)	(10,799)
Disposition of Clean Earth	—	—	—	—	—	—	—	(10,922)	(10,922)
Distributions paid - Allocation Interests	—	—	—	(51,296)	—	(51,296)	—	—	(51,296)
Distributions paid - Trust Common Shares	—	—	—	(64,692)	—	(64,692)	—	—	(64,692)
Distributions paid - Trust Preferred Shares	—	—	—	(11,344)	—	(11,344)	—	—	(11,344)
Balance — September 30, 2019	$96,417	$96,504	$924,680	$(78,728)	$(6,063)	$1,032,810	$47,445	$—	$1,080,255
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$301,788	$4,678
Income from discontinued operations, net of income tax	16,901	14,931
Gain on sale of discontinued operations	330,203	1,165
Loss from continuing operations	(45,316)	(11,418)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	24,628	22,826
Amortization expense	40,632	42,860
Impairment expense	33,381	—
Amortization of debt issuance costs and original issue discount	3,022	3,403
Unrealized (gain) loss on interest rate swap	3,486	(4,649)
Noncontrolling stockholder stock based compensation	4,265	5,973
Provision for loss on receivables	2,539	481
Deferred taxes	(2,208)	(23)
Loss on debt extinguishment	5,038	744
Other	853	(431)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(19,187)	(28,181)
Inventories	(24,863)	(26,514)
Other current and non-current assets	(11,826)	(4,786)
Accounts payable and accrued expenses	27,278	35,805
Cash provided by operating activities - continuing operations	41,722	36,090
Cash (used in) provided by operating activities - discontinued operations	(10,138)	22,682
Cash provided by operating activities	31,584	58,772
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(495,136)
Purchases of property and equipment	(21,964)	(34,690)
Payment of interest rate swap	(675)	(1,444)
Proceeds from sale of businesses	501,895	—
Other investing activities	1,673	(9)
Cash provided by (used in) investing activities - continuing operations	480,929	(531,279)
Cash provided by (used in) investing activities - discontinued operations	279,219	(63,426)
Cash provided by (used in) investing activities	760,148	(594,705)

COMPASS DIVERSIFIED HOLDINGS CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
(in thousands)	2019	2018
Cash flows from financing activities:
Proceeds from the issuance of Trust preferred shares, net	—	96,504
Borrowings under credit facility	108,000	1,252,750
Repayments under credit facility	(533,500)	(1,125,473)
Issuance of senior notes	—	400,000
Distributions paid - common shares	(64,692)	(64,692)
Distributions paid - preferred shares	(11,344)	(8,398)
Distributions paid - allocation interests	(51,296)	—
Net proceeds provided by noncontrolling shareholders	41	395
Repurchases of subsidiary stock	(778)	(6,372)
Debt issuance costs	—	(14,887)
Other	(3,549)	1,461
Net cash (used in) provided by financing activities	(557,118)	531,288
Foreign currency impact on cash	(2,102)	916
Net increase (decrease) in cash and cash equivalents	232,512	(3,729)
Cash and cash equivalents — beginning of period (1)	53,326	39,885
Cash and cash equivalents — end of period	$285,838	$36,156

(1) Includes cash from discontinued operations of $4.6 million at January 1, 2019 and $4.2 million at January 1, 2018.

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019

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
The Company is a controlling owner of eight businesses, or reportable operating segments, at September 30, 2019. The segments are as follows: 5.11 Acquisition Corp. ("5.11" or "5.11 Tactical"), Velocity Outdoor, Inc. (formerly Crosman Corp.) ("Velocity Outdoor" or "Velocity"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Liberty Safe and Security Products, Inc. ("Liberty Safe" or "Liberty"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold"), FFI Compass, Inc. ("Foam Fabricators" or "Foam") and The Sterno Group, LLC ("Sterno"). Refer to Note E - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability company ("CGM" or the "Manager"), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a Management Services Agreement ("MSA").
Basis of Presentation
The condensed consolidated financial statements for the three and nine month periods ended September 30, 2019 and September 30, 2018 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Consolidation
The condensed consolidated financial statements include the accounts of Holdings and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Discontinued Operations
During the first quarter of 2019, the Company completed the sale of Fresh Hemp Foods Ltd. ("Manitoba Harvest"). Additionally, during the second quarter of 2019, the Company completed the sale of Clean Earth Holdings, Inc. ("Clean Earth"). The results of operations of Manitoba Harvest and Clean Earth are reported as discontinued operations in the condensed consolidated statements of operations for the nine months ended September 30, 2019. Refer to Note C - "Discontinued Operations" for additional information. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.
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
Unaudited pro forma information
The following unaudited pro forma data for the nine months ended September 30, 2018 gives effect to the acquisition of Foam Fabricators and Sterno's acquisition of Rimports, as described above, and the disposition of Manitoba Harvest and Clean Earth, as if these transactions had been completed as of January 1, 2018. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies and should not be construed as representing results for any future period.

(in thousands)	Nine months ended September 30, 2018
Net revenues	$1,026,230
Gross profit	356,782
Operating income	40,481
Net loss	(13,055)
Net loss attributable to Holdings	(15,530)
Basic and fully diluted net loss per share attributable to Holdings	$(0.49)

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
On June 28, 2019, Buyer completed the acquisition of all of the issued and outstanding securities of CEHI pursuant to the Purchase Agreement. The sale price for CEHI was based on an aggregate total enterprise value of $625 million and is subject to customary working capital adjustments. After the allocation of the sale proceeds to CEHI non-controlling equity holders, the repayment of intercompany loans to the Company (including accrued interest) of $224.6 million, and the payment of transaction expenses of approximately $10.7 million, the Company received approximately $327.3 million of total proceeds at closing related to our equity interests in CEHI. The Company recognized a gain on the sale of CEHI of $206.3 million in the second quarter of 2019. During the third quarter of 2019, the Company received the working capital settlement from the Buyer and recorded an additional $2.2 million gain related to the sale of Clean Earth.
Summarized results of operations of Clean Earth for the nine months ended September 30, 2019 and the three and nine months ended September 30, 2018 through the date of disposition are as follows (in thousands):

	Three months ended September 30, 2018	For the period January 1, 2019 through disposition	Nine months ended September 30, 2018
Net sales	$71,116	$132,737	$199,579
Gross profit	18,610	39,678	56,589
Operating income	4,278	6,232	12,495
Income from continuing operations before income taxes	4,202	5,880	12,215
Benefit for income taxes	(2,627)	(11,607)	(2,247)
Income from discontinued operations (1)	$6,829	$17,487	$14,462
(1) The results of operations for the periods from January 1, 2019 through the date of disposition, and the three and nine months ended September 30, 2018, each exclude $10.2 million and $4.5 million and $12.2 million, respectively, of intercompany interest expense.
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
The cash portion of the Closing Date Consideration was reduced by the amount of the net indebtedness (including accrued interest) of Manitoba Harvest on the closing date of C$71.3 million ($53.7 million) and transaction expenses of approximately C$5.0 million. The Company's share of the net proceeds after accounting for the redemption of the noncontrolling shareholders and the payment of net indebtedness of Manitoba Harvest and transaction expenses was approximately $124.2 million in cash proceeds and in Tilray Common Stock. We recorded a receivable of $48.2 million as of March 31, 2019 related to the Deferred Consideration portion of the proceeds. The Company recognized a gain on the sale of Manitoba Harvest of $121.7 million in the three months ended March 31, 2019. In August 2019, the Company received the Deferred Consideration related to the sale. The Company's portion of the Deferred Consideration totaled $28.4 million in cash proceeds and $19.6 million in Tilray Common Stock. No amount has been recorded related to the potential earnout as of September 30, 2019 based on an assessment of probability at the end of the quarter.
The Tilray Common Stock consideration was issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") and pursuant to exemptions from applicable securities laws of any state of the United States, such that any shares of Tilray Common Stock received by the Common Holders were freely tradeable. The Company sold the Tilray Common Stock received as Closing Date Consideration during March 2019, recognizing a net loss of $5.3 million in Other income/ (expense) during the quarter ended March 31,

2019. In August 2019, the Company sold the Tilray Common Stock received as part of the Deferred Consideration, recognizing a loss of $4.9 million in Other income/ (expense) during the quarter ended September 30, 2019.
Summarized results of operations of Manitoba Harvest for the nine months ended September 30, 2019 and the three and nine months ended September 30, 2018 through the date of disposition are as follows (in thousands):

	Three months ended September 30, 2018	For the period January 1, 2019 through disposition	Nine months ended September 30, 2018
Net revenues	$17,300	$10,024	$53,169
Gross profit	7,097	4,874	23,545
Operating loss	(886)	(1,118)	(670)
Loss before income taxes	(896)	(1,127)	(694)
Benefit for income taxes	(490)	(541)	(1,163)
Income (loss) from discontinued operations (1)	$(406)	$(586)	$469
(1) The results of operations for the periods from January 1, 2019 through the date of disposition and the three and nine months ended September 30, 2018 exclude $1.0 million, $1.3 million and $3.8 million, respectively, of intercompany interest expense.

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
The following tables provide disaggregation of revenue by reportable segment geography for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30, 2019
	5.11	Ergo	Liberty	Velocity	ACI	Arnold	Foam	Sterno	Total
United States	$77,783	$6,505	$24,061	$42,126	$21,897	$18,227	$25,833	$105,260	$321,692
Canada	1,897	906	668	1,981	—	153	—	4,145	9,750
Europe	7,504	6,951	—	1,420	—	9,758	—	447	26,080
Asia Pacific	2,429	8,820	—	239	—	1,678	—	1,565	14,731
Other international	8,440	136	—	881	—	1,079	5,471	53	16,060
	$98,053	$23,318	$24,729	$46,647	$21,897	$30,895	$31,304	$111,470	$388,313

	Three months ended September 30, 2018
	5.11	Ergo	Liberty	Velocity	ACI	Arnold	Foam	Sterno	Total
United States	$62,085	$8,190	$17,263	$29,862	$23,424	$18,202	$28,378	$110,274	$297,678
Canada	1,465	697	609	2,062	—	264	—	2,934	8,031
Europe	6,871	7,962	—	1,231	—	9,390	—	248	25,702
Asia Pacific	3,919	7,176	—	375	—	1,311	—	110	12,891
Other international	9,002	235	—	759	—	724	4,959	302	15,981
	$83,342	$24,260	$17,872	$34,289	$23,424	$29,891	$33,337	$113,868	$360,283

	Nine months ended September 30, 2019
	5.11	Ergo	Liberty	Velocity	ACI	Arnold	Foam	Sterno	Total
United States	$225,124	$20,738	$65,797	$93,243	$67,405	$53,778	$78,508	$273,002	$877,595
Canada	6,211	2,552	1,769	5,232	—	516	—	12,361	28,641
Europe	20,658	21,026	—	5,253	—	28,584	—	1,383	76,904
Asia Pacific	9,007	23,656	—	671	—	4,479	—	2,273	40,086
Other international	17,978	769	—	2,996	—	3,047	15,126	112	40,028
	$278,978	$68,741	$67,566	$107,395	$67,405	$90,404	$93,634	$289,131	$1,063,254

	Nine months ended September 30, 2018
	5.11	Ergo	Liberty	Velocity	ACI	Arnold	Foam	Sterno	Total
United States	$192,382	$25,790	$60,126	$80,629	$68,454	$54,417	$70,604	$255,054	$807,456
Canada	5,938	2,277	1,615	5,118	—	978	—	9,750	25,676
Europe	23,334	21,795	—	4,377	—	29,065	—	1,210	79,781
Asia Pacific	12,344	19,713	—	978	—	3,803	—	481	37,319
Other international	18,024	801	—	3,164	—	2,223	11,384	574	36,170
	$252,022	$70,376	$61,741	$94,266	$68,454	$90,486	$81,988	$267,069	$986,402

Note E — Operating Segment Data
At September 30, 2019, the Company had eight reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

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
Summary of Operating Segments

Net Revenues	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018

5.11 Tactical	$98,053	$83,342	$278,978	$252,022
Ergobaby	23,318	24,260	68,741	70,376
Liberty	24,729	17,872	67,566	61,741
Velocity Outdoor	46,647	34,289	107,395	94,266
ACI	21,897	23,424	67,405	68,454
Arnold	30,895	29,891	90,404	90,486
Foam Fabricators	31,304	33,337	93,634	81,988
Sterno	111,470	113,868	289,131	267,069
Total segment revenue	388,313	360,283	1,063,254	986,402
Corporate and other	—	—	—	—
Total consolidated revenues	$388,313	$360,283	$1,063,254	$986,402

Segment profit (loss) (1)	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018

5.11 Tactical	$5,977	$1,740	$13,388	$3,143
Ergobaby	3,220	4,191	9,151	10,106
Liberty	2,726	467	5,812	4,894
Velocity Outdoor (2)	(27,902)	1,833	(27,635)	5,125
ACI	6,122	6,902	19,087	19,202
Arnold	2,681	2,287	6,385	6,957
Foam Fabricators	4,141	4,100	12,011	7,856
Sterno	12,724	11,634	28,821	19,113
Total	9,689	33,154	67,020	76,396
Reconciliation of segment profit (loss) to consolidated income (loss) before income taxes:
Interest expense, net	(11,525)	(15,635)	(48,424)	(35,227)
Other income (expense), net	(689)	1,255	(1,213)	(2,285)
Corporate and other (3)	(21,657)	(13,961)	(52,324)	(42,745)
Total consolidated income (loss) before income taxes	$(24,182)	$4,813	$(34,941)	$(3,861)

(1)	Segment profit (loss) represents operating income (loss).

(2)
Velocity Outdoor - Operating loss from Velocity Outdoor for the three and nine months ended September 30, 2019 includes $33.4 million in goodwill impairment expense. Refer to Note G - " Goodwill and Other Intangible Assets."

(3)
Primarily relates to management fees expensed and payable to CGM, and corporate overhead expenses. The three and nine months ended September 30, 2019 include a loss of $4.9 million and $10.2 million, respectively, related to the loss on the sale of Tilray securities.

Depreciation and Amortization Expense	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018

5.11 Tactical	$5,275	$5,323	$15,730	$15,882
Ergobaby	2,319	2,086	6,543	6,374
Liberty	388	414	1,185	1,130
Velocity Outdoor	3,217	2,077	9,757	6,081
ACI	525	786	1,717	2,384
Arnold	1,616	1,572	4,818	4,656
Foam Fabricators	3,044	2,957	9,054	7,724
Sterno	5,539	7,584	16,456	21,455
Total	21,923	22,799	65,260	65,686
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs and original issue discount	863	1,079	3,022	3,403
Consolidated total	$22,786	$23,878	$68,282	$69,089

	Accounts Receivable		Identifiable Assets
	September 30,	December 31,	September 30,	December 31,
(in thousands)	2019	2018	2019 (1)	2018 (1)
5.11 Tactical	$48,408	$52,069	$363,933	$319,583
Ergobaby	10,549	11,361	92,850	100,679
Liberty	15,320	10,416	40,606	27,881
Velocity Outdoor	29,300	21,881	204,321	209,398
ACI	6,339	9,193	26,297	13,407
Arnold	18,572	16,298	74,223	66,744
Foam Fabricators	29,903	23,848	158,749	155,504
Sterno	77,905	72,361	262,135	253,637
Allowance for doubtful accounts	(14,873)	(11,882)	—	—
Total	221,423	205,545	1,223,114	1,146,833
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	251,664	8,357
Assets of discontinued operations	—	—	—	540,485
Total	$221,423	$205,545	$1,474,778	$1,695,675

(1)	Does not include accounts receivable balances per schedule above or goodwill balances - refer to Note G - "Goodwill and Other Intangible Assets".

Note F — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Machinery and equipment	$182,889	$174,983
Furniture, fixtures and other	33,052	29,096
Leasehold improvements	38,181	34,786
Buildings and land	9,976	9,818
Construction in process	11,509	8,869
	275,607	257,552
Less: accumulated depreciation	(133,316)	(110,951)
Total	$142,291	$146,601

Depreciation expense was $8.4 million and $24.6 million for the three and nine months ended September 30, 2019 and $7.9 million and $22.8 million for the three and nine months ended September 30, 2018, respectively.
Inventory
Inventory is comprised of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$62,647	$60,788
Work-in-process	16,095	12,915
Finished goods	273,582	253,982
Less: obsolescence reserve	(20,103)	(20,248)
Total	$332,221	$307,437

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

Goodwill
2019 Interim Impairment Testing
Velocity Outdoor
The Company performed interim quantitative impairment testing of Velocity Outdoor at September 30, 2019. As a result of operating results below forecasts in the current period as well as a re-forecast of the Velocity business in which planned earnings and revenue fell below the forecasts of prior periods, the Company determined that a triggering event occurred in the third quarter of 2019. The Company used an income approach for the impairment test, whereby we estimate the fair value of the reporting unit based on the present value of future cash flows. Cash flow projections are based on management's estimate of revenue growth rates and operating margins, and take into consideration industry and market conditions as well as company specific economic factors. The Company used a weighted average cost of capital of 12.2% in the income approach. The discount rate used was based on the weighted average cost of capital adjusted for the relevant risk associated with business specific characteristics and Velocity's ability to execute on the projected cash flows. Based on the results of the impairment test, the fair value of Velocity did not exceed the carrying value, indicating that the goodwill at Velocity is impaired. The difference between the carrying value and fair value of the Velocity business was $33.4 million, which the Company has recorded as impairment expense as of September 30, 2019. The Company expects to finalize the impairment test during the fourth quarter of 2019.
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
A summary of the net carrying value of goodwill at September 30, 2019 and December 31, 2018, is as follows (in thousands):

	Nine months ended September 30, 2019	Year ended December 31, 2018
Goodwill - gross carrying amount	$502,553	$502,268
Accumulated impairment losses	(64,534)	(31,153)
Goodwill - net carrying amount	$438,019	$471,115
The following is a reconciliation of the change in the carrying value of goodwill for the nine months ended

September 30, 2019 by operating segment (in thousands):

	Balance at January 1, 2019	Acquisitions	Goodwill Impairment	Other	Balance at September 30, 2019
5.11	$92,966	$—	$—	$—	$92,966
Ergobaby	61,031	—	—	—	61,031
Liberty	32,828	—	—	—	32,828
Velocity Outdoor	62,675	285	(33,381)	—	29,579
ACI	58,019	—	—	—	58,019
Arnold	26,903	—	—	—	26,903
Foam Fabricators	72,708	—	—	—	72,708
Sterno	55,336	—	—	—	55,336
Corporate (1)	8,649	—	—	—	8,649
Total	$471,115	$285	$(33,381)	$—	$438,019

(1)	Represents goodwill resulting from purchase accounting adjustments not "pushed down" to the ACI segment. This amount is allocated back to the ACI segment for purposes of goodwill impairment testing.
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
Other intangible assets are comprised of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$462,686	$(146,606)	$316,080	$462,686	$(120,786)	$341,900
Technology and patents	79,972	(27,422)	52,550	79,646	(23,409)	56,237
Trade names, subject to amortization	189,180	(43,006)	146,174	189,056	(32,506)	156,550
Licensing and non-compete agreements	7,515	(6,950)	565	7,515	(6,655)	860
Distributor relations and other	726	(726)	—	726	(726)	—
Total	740,079	(224,710)	515,369	739,629	(184,082)	555,547
Trade names, not subject to amortization	59,985	—	59,985	60,045	—	60,045
Total intangibles, net	$800,064	$(224,710)	$575,354	$799,674	$(184,082)	$615,592

Amortization expense related to intangible assets was $13.5 million and $12.8 million for the three months ended September 30, 2019 and 2018, respectively, and $40.6 million and $35.5 million for the nine months ended September 30, 2019 and 2018, respectively. Estimated charges to amortization expense of intangible assets for the remainder of 2019 and the next four years, is as follows (in thousands):

2019	2020	2021	2022	2023

$13,590	$54,078	$53,632	$52,001	$51,603

Note H — Warranties
The Company’s Ergobaby, Liberty and Velocity Outdoor operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. Warranty liability is included in accrued expenses in the accompanying consolidated balance sheets. A reconciliation of the change in the carrying value of the Company’s warranty liability for the nine months ended September 30, 2019 and the year ended December 31, 2018 is as follows (in thousands):

Warranty liability	Nine months ended September 30, 2019	Year ended December 31, 2018

Beginning balance	$1,624	$2,197
Provision for warranties issued during the period	2,185	3,531
Fulfillment of warranty obligations	(2,152)	(4,258)
Other (1)	—	154
Ending balance	$1,657	$1,624

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
2018 Revolving Credit Facility
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
2018 Term Loan
The 2018 Term Loan requires quarterly payments of $1.25 million commencing June 30, 2018, with a final payment of all remaining principal and interest due on April 18, 2025, the maturity date of the 2018 Term Loan. The 2018 Term Loan was issued at an original issuance discount of 99.75%. In July 2019, the Company repaid approximately $193.8 million of the 2018 Term Loan using a portion of the proceeds received from the sale of Clean Earth.
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
The Notes bear interest at the rate of 8.000% per annum and will mature on May 1, 2026. Interest on the Notes is payable in cash on May 1st and November 1st of each year, beginning on November 1, 2018. The Notes are general senior unsecured obligations of the Company and are not guaranteed by the subsidiaries through which the Company currently conducts substantially all of its operations. The Notes rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness, and rank senior in right of payment to all of the Company’s future subordinated indebtedness, if any. The Notes will be effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including the indebtedness under the Company’s credit facilities described above.
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
The following table provides the Company’s debt holdings at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Senior Notes	$400,000	$400,000
Revolving Credit Facility	—	228,000
Term Loan	298,750	496,250
Less: Unamortized discounts and debt issuance costs	(13,237)	(20,379)
Total debt	$685,513	$1,103,871
Less: Current portion, term loan facilities	(5,000)	(5,000)
Long term debt	$680,513	$1,098,871

Net availability under the 2018 Revolving Credit Facility was approximately $596.4 million at September 30, 2019. Letters of credit outstanding at September 30, 2019 totaled approximately $3.6 million. At September 30, 2019, the Company was in compliance with all covenants as defined in the 2018 Credit Facility.
At September 30, 2019, the carrying value of the principal under the Company’s outstanding Term Loan, including the current portion, was $298.8 million, which approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company's net leverage ratio. The estimated fair value of the outstanding 2018 Term Loan is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 in the fair value hierarchy. The Company's Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	September 30, 2019
	Maturity Date	Rate		Carrying Value	Fair Value
Senior Notes	May 1, 2026	8.000%	2	400,000	426,000

Debt Issuance Costs
Deferred debt issuance costs represent the costs associated with the issuance of the Company's financing arrangements. In connection with the repayment of $193.8 million of the 2018 Term Loan in July 2019, the Company expensed $3.7 million in debt issuance costs and $1.4 million in original issue discount, representing a proportional amount of the Company’s debt issuance costs related to the 2018 Term Loan.

Since the Company can borrow, repay and reborrow principal under the 2018 Revolving Credit Facility, the debt issuance costs associated with the 2014 and 2018 Revolving Credit Facility of $4.3 million and $5.3 million at September 30, 2019 and December 31, 2018, respectively, have been classified as other non-current assets in the accompanying consolidated balance sheets. The original issue discount and the debt issuance costs associated with the 2018 Term Loan and Senior Notes are classified as a reduction of long-term debt in the accompanying consolidated balance sheets.
Interest Rate Swap
In September 2014, the Company purchased an interest rate swap (the "Swap") with a notional amount of $220 million. The Swap is effective April 1, 2016 through June 6, 2021, the original termination date of the 2014 Term Loan. The agreement requires the Company to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At September 30, 2019 and December 31, 2018, the Swap had a fair value loss of $4.9 million and $2.1 million, respectively, principally reflecting the present value of future payments and receipts under the agreement.
The following table reflects the classification of the Company's Swap on the consolidated balance sheets at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Other current liabilities	$2,594	$582
Other noncurrent liabilities	2,289	1,490
Total fair value	$4,883	$2,072

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
Sale Events
The sale of Manitoba Harvest in February 2019 qualified as a Sale Event under the Company's LLC Agreement. During the second quarter of 2019, the Company declared and paid a distribution to the Allocation Member of $7.7 million related to the sale of Manitoba Harvest. The profit allocation distribution was calculated based on the portion of the gain on sale related to the Closing Date Consideration, less the loss on sale of shares that were received as part of the Closing Consideration. An additional profit allocation distribution of $8.6 million will be paid to the Allocation Interest Holders in the fourth quarter of 2019 related to the receipt of the Deferred Consideration from Manitoba Harvest. The Company will also pay an additional $0.3 million in distributions to the Allocation Member related to working capital settlements from prior Sale Events.
The sale of Clean Earth in June 2019 qualified as a Sale Event under the Company's LLC Agreement. During the third quarter of 2019, the Company declared a distribution to the Allocation Member of $43.3 million. This distribution was paid in the third quarter of 2019.
Reconciliation of net income (loss) available to common shares of Holdings
The following table reconciles net loss attributable to Holdings to net loss attributable to the common shares of Holdings (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net loss from continuing operations attributable to Holdings	$(29,824)	$(1,345)	$(49,313)	$(13,893)

Less: Distributions paid - Allocation Interests	43,313	—	51,296	—
Less: Distributions paid - Preferred Shares	3,781	4,773	11,344	8,398
Less: Accrued distributions - Preferred Shares	1,334	1,619	1,334	1,619
Net loss from continuing operations attributable to common shares of Holdings	$(78,252)	$(7,737)	$(113,287)	$(23,910)
Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate to participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.

Basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 attributable to the common shares of Holdings is calculated as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Loss from continuing operations attributable to common shares of Holdings	$(78,252)	$(7,737)	$(113,287)	$(23,910)
Less: Effect of contribution based profit - Holding Event	1,709	2,004	3,562	3,510
Loss from continuing operations attributable to common shares of Holdings	$(79,961)	$(9,741)	$(116,849)	$(27,420)

Income from discontinued operations attributable to Holdings	$2,039	$6,071	$347,370	$15,370
Less: Effect of contribution based profit - Holding Event	—	400	—	209
Income from discontinued operations attributable to common shares of Holdings	$2,039	$5,671	$347,370	$15,161

Basic and diluted weighted average common shares outstanding	59,900	59,900	59,900	59,900

Basic and fully diluted income (loss) per common share attributable to Holdings
Continuing operations	$(1.33)	$(0.16)	$(1.95)	$(0.45)
Discontinued operations	0.03	0.09	5.80	0.25
	$(1.30)	$(0.07)	$3.85	$(0.20)

Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares (in thousands, except per share data):

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date

Trust Common Shares:
July 1, 2019 - September 30, 2019 (1)	$0.36	$21,564	October 17, 2019	October 24, 2019
April 1, 2019 - June 30, 2019	$0.36	$21,564	July 18, 2019	July 25, 2019
January 1, 2019 - March 31, 2019	$0.36	$21,564	April 18, 2019	April 25, 2019
October 1, 2018 - December 31, 2018	$0.36	$21,564	January 17, 2019	January 24, 2019
July 1, 2018 - September 30, 2018	$0.36	$21,564	October 18, 2018	October 25, 2018
April 1, 2018 - June 30, 2018	$0.36	$21,564	July 19, 2018	July 26, 2018
January 1, 2018 - March 31, 2018	$0.36	$21,564	April 19, 2018	April 26, 2018
October 1, 2017 - December 31, 2017	$0.36	$21,564	January 19, 2018	January 25, 2018

Series A Preferred Shares:
July 30, 2019 - October 29, 2019 (1)	$0.453125	$1,813	October 15, 2019	October 30, 2019
April 30, 2019 - July 29, 2019	$0.453125	$1,813	July 15, 2019	July 30, 2019
January 30, 2019 - April 29, 2019	$0.453125	$1,813	April 15, 2019	April 30, 2019
October 30, 2018 - January 29, 2019	$0.453125	$1,813	January 15, 2019	January 30, 2019
July 30, 2018 - October 29, 2018	$0.453125	$1,813	October 15, 2018	October 30, 2018
April 30, 2018 - July 29, 2018	$0.453125	$1,813	July 16, 2018	July 30, 2018
January 30, 2018 - April 29, 2018	$0.453125	$1,813	April 15, 2018	April 30, 2018
October 30, 2017 - January 29, 2018	$0.453125	$1,813	January 15, 2018	January 30, 2018

Series B Preferred Shares:
July 30, 2019 - October 29, 2019 (1)	$0.4921875	$1,969	October 15, 2019	October 30, 2019
April 30, 2019 - July 29, 2019	$0.4921875	$1,969	July 15, 2019	July 30, 2019
January 30, 2019 - April 29, 2019	$0.4921875	$1,969	April 15, 2019	April 30, 2019
October 30, 2018 - January 29, 2019	$0.4921875	$1,969	January 15, 2019	January 30, 2019
July 30, 2018 - October 29, 2018	$0.4921875	$1,969	October 15, 2018	October 30, 2018
March 13, 2018 - July 29, 2018	$0.74	$2,960	July 16, 2018	July 30, 2018
(1) This distribution was     declared on October 3, 2019.
Note K — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of September 30, 2019 and December 31, 2018:

	% Ownership (1) September 30, 2019		% Ownership (1) December 31, 2018
	Primary	Fully Diluted	Primary	Fully Diluted
5.11 Tactical	97.5	88.9	97.5	88.7
Ergobaby	81.9	75.8	81.9	76.4
Liberty	91.2	88.4	88.6	85.2
Velocity Outdoor	99.2	93.0	99.2	91.0
ACI	69.4	65.4	69.4	69.2
Arnold	96.7	80.2	96.7	79.4
Foam Fabricators	100.0	91.5	100.0	91.5
Sterno	100.0	88.5	100.0	88.9

(1)	The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	September 30, 2019	December 31, 2018
5.11 Tactical	$11,588	$9,873
Ergobaby	26,729	25,362
Liberty	2,777	3,342
Velocity Outdoor	2,288	2,524
ACI	2,345	(1,236)
Arnold	1,204	1,176
Foam Fabricators	1,615	848
Sterno	(1,201)	(2,067)
Allocation Interests	100	100
	$47,445	$39,922

Note L — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at September 30, 2019
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(131)	$—	$—	$(131)
Contingent consideration - acquisition (2)	(4,374)	—	—	(4,374)
Interest rate swap	(4,883)	—	(4,883)	—
Total recorded at fair value	$(9,388)	$—	$(4,883)	$(4,505)

(1)	Represents put option issued to noncontrolling shareholders in connection with the 5.11 Tactical and Liberty acquisitions.

(2)	Represents potential earn-out payable as additional purchase price consideration by Velocity Outdoor in connection with the acquisition of Ravin.

	Fair Value Measurements at December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(173)	$—	$—	$(173)
Contingent consideration - acquisition (2)	(4,374)	—	—	(4,374)
Interest rate swap	(2,072)	—	(2,072)	—
Total recorded at fair value	$(6,619)	$—	$(2,072)	$(4,547)

(1)	Represents put option issued to noncontrolling shareholders in connection with the 5.11 Tactical and Liberty acquisitions.

(2)	Represents potential earn-out payable as additional purchase price consideration by Velocity Outdoor in connection with the acquisition of Ravin.
Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1, 2018 through September 30, 2019 are as follows (in thousands):

Level 3
Balance at January 1, 2018	$(178)
Contingent consideration - Rimports (1)	(4,800)
Contingent consideration - Ravin (2)	(4,734)
Decrease in the fair value of put option of noncontrolling shareholder - 5.11	5
Adjustment to Ravin contingent consideration	360
Reversal of contingent consideration - Rimports	4,800
Balance at January 1, 2019	$(4,547)
Decrease in the fair value of put option of noncontrolling shareholder - Liberty	42
Balance at September 30, 2019	$(4,505)

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
Valuation Techniques
2018 Term Loan
We classify our fixed and floating rate debt as Level 2 items based on quoted market prices for similar debt issues. In April 2018, the Company issued $400.0 million aggregate principal amount of its Senior Notes due 2026. The fair value of the Senior Notes was determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined this to be a Level 2 measurement as all significant inputs into the quote provided by our pricing source are observable in active markets. At September 30, 2019, the carrying value of the principal under the Company’s outstanding 2018 Term Loan, including the current portion, was $298.8 million, which approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company's net leverage ratio.

The Company has not changed its valuation techniques in measuring the fair value of any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Nonrecurring Fair Value Measurements
The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of September 30, 2019. Refer to "Note G – Goodwill and Intangible Assets", for a description of the valuation techniques used to determine fair value of the assets measured on a non-recurring basis in the table below. There were no assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2018.

					Expense
	Fair Value Measurements at September 30, 2019				Nine months ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	September 30, 2019
Goodwill - Velocity Outdoor	$29,579	$—	$—	$29,579	$33,381

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
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the nine months ended September 30, 2019 and 2018 is as follows:

	Nine months ended September 30,
	2019	2018
United States Federal Statutory Rate	(21.0)%	(21.0)%
State income taxes (net of Federal benefits)	4.4	3.8
Foreign income taxes	7.2	46.4
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	22.7	111.1
Impairment expense	15.7	—
Impact of subsidiary employee stock options	0.3	(25.3)
Credit utilization	(2.0)	(10.2)
Non-recognition of NOL carryforwards at subsidiaries	3.9	40.5
Effect of Tax Act	4.0	51.7
Other	(5.5)	(1.3)
Effective income tax rate	29.7%	195.7%

(1)	The effective income tax rate for the nine months ended September 30, 2019 and 2018 includes a loss at the Company's parent, which is taxed as a partnership.

Note N — Defined Benefit Plan
In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $5.7 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at September 30, 2019. Net periodic benefit cost consists of the following for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Service cost	$127	$135	$383	$403
Interest cost	33	24	99	72
Expected return on plan assets	(39)	(39)	(119)	(117)
Amortization of unrecognized loss	35	49	104	148
Net periodic benefit cost	$156	$169	$467	$506

During the nine months ended September 30, 2019, per the terms of the pension agreement, Arnold contributed $0.3 million to the plan. For the remainder of 2019, the expected contribution to the plan will be approximately $0.5 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore, the fair values of the pension plan assets at September 30, 2019 were considered Level 3.
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
Leases
The Company and its subsidiaries lease manufacturing facilities, warehouses, office facilities, retail stores, equipment and vehicles under various operating arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics.  The variable lease expense has not been material on a historic basis and no amount was incurred during the quarter ending September 30, 2019. In the three and nine months ended September 30, 2019, the Company recognized $6.3 million and $18.6 million, respectively, in expense related to operating leases in the condensed consolidated statements of operations.

The maturities of lease liabilities at September 30, 2019 were as follows (in thousands):

2019 (excluding nine months ended September 30, 2019)	$4,775
2020	25,140
2021	22,111
2022	19,891
2023	14,023
Thereafter	46,876
Total undiscounted lease payments	$132,816
Less: Interest	41,587
Present value of lease liabilities	$91,229

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
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of September 30, 2019:

Lease Term and Discount Rate
Weighted-average remaining lease term (years)	6.41
Weighted-average discount rate	7.83%

Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	September 30, 2019

Operating lease right-of-use assets	Other non-current assets	$89,159
Current portion, operating lease liabilities	Other current liabilities	$18,499
Operating lease liabilities	Other non-current liabilities	$72,730
Supplemental cash flow information related to leases was as follows (in thousands):

Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,574
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$14,178

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
Integration Services Agreements
Foam Fabricators, which was acquired in 2018, and Velocity Outdoor, which was acquired in 2017, each entered into an Integration Services Agreement ("ISA") with CGM.  The ISA provides for CGM to provide services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act of 2002, as amended, and align the acquired entity's policies and procedures with our other subsidiaries.  Each ISA is for the twelve month period subsequent to the acquisition. Velocity Outdoor paid CGM a total of $1.5 million in integration services fees, with $0.75 million paid in 2018. Foam Fabricators paid CGM $2.3 million over the term of the ISA, $2.0 million in 2018 and $0.3 million in 2019. Integration services fees are included in selling, general and administrative expense on the subsidiaries' statement of operations in the period in which they are incurred.
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
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the three and nine months ended September 30, 2019, 5.11 purchased approximately $1.1 million and $3.2 million, respectively, in inventory from the vendor.

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
Overview
Compass Diversified Holdings ("Holdings") was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC (the "Company") was also formed on November 18, 2005. Holdings and the Company (collectively "CODI") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The Company is the operating entity and is a controlling owner of eight businesses, or operating segments, at September 30, 2019. The segments are as follows: 5.11 Acquisition Corp. ("5.11" or "5.11 Tactical"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Liberty Safe and Security Products, Inc. ("Liberty Safe" or "Liberty"), Velocity Outdoor, Inc. (formerly Crosman Corp.) ("Velocity Outdoor" or "Velocity"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold"), FFI Compass, Inc. ("Foam Fabricators" or "Foam") and The Sterno Group, LLC ("Sterno").
We acquired our existing businesses (segments) that we own at September 30, 2019 as follows:

		Ownership Interest - September 30, 2019
Business	Acquisition Date	Primary	Diluted
Advanced Circuits	May 16, 2006	69.4%	65.4%
Liberty Safe	March 31, 2010	91.2%	88.4%
Ergobaby	September 16, 2010	81.9%	75.8%
Arnold	March 5, 2012	96.7%	80.2%
Sterno	October 10, 2014	100.0%	88.5%
5.11 Tactical	August 31, 2016	97.5%	88.9%
Velocity Outdoor	June 2, 2017	99.2%	93.0%
Foam Fabricators	February 15, 2018	100.0%	91.5%
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
Arnold - Arnold serves a variety of markets including aerospace and defense, motorsport/ automotive, oil and gas, medical, general industrial, energy, reprographics and advertising specialties. Over the course of more than 100 years, Arnold has successfully evolved and adapted our products, technologies, and manufacturing presence to meet the demands of current and emerging markets. Arnold produces high performance permanent magnets (PMAG), precision foil products (Precision Thin Metals or "PTM"), and flexible magnets (Flexmag™) that are mission critical in motors, generators, sensors and other systems and components. Arnold has expanded globally and built strong relationships with our customers worldwide. Arnold is the largest and, we believe, the most technically advanced U.S. manufacturer of engineered magnetic systems. Arnold is headquartered in Rochester, New York.
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
Sterno - Sterno, headquartered in Corona, California, is the parent company of Sterno Products, LLC ("Sterno Products"), Sterno Home Inc. ("Sterno Home"), and Rimports Inc. ("Rimports"). Sterno is a leading manufacturer and marketer of portable food warming fuels for the hospitality and consumer markets, flameless candles and house and garden lighting for the home decor market, and wickless candle products used for home decor and fragrance systems. Sterno offers a broad range of wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through their Sterno Products division. In January 2016, Sterno acquired Northern International, Inc. (formerly Sterno Home), which sells flameless candles and outdoor lighting products through the retail segment, and in February 2018, Sterno acquired Rimports, which is a manufacturer and distributor of branded and private label scented wax cubes and warmer products used for home decor and fragrance systems.

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
Recent Events
Sale of Clean Earth
On May 8, 2019, the Company, as majority stockholder of CEHI Acquisition Corporation (" Clean Earth" or “CEHI”) and as Sellers’ Representative, entered into a definitive Stock Purchase Agreement (the “Purchase Agreement”) with Calrissian Holdings, LLC (“Buyer”), CEHI, the other holders of stock and options of CEHI and, as Buyer’s guarantor, Harsco Corporation, pursuant to which Buyer would acquire all of the issued and outstanding securities of CEHI, the parent company of the operating entity, Clean Earth, Inc.
On June 28, 2019, Buyer completed the acquisition of all of the issued and outstanding securities of CEHI pursuant to the Purchase Agreement. The sale price for CEHI was based on an aggregate total enterprise value of $625 million and is subject to customary working capital adjustments. After the allocation of the sale proceeds to CEHI non-controlling equity holders and the payment of transaction expenses of approximately $10.7 million, we received approximately $552 million of total proceeds at closing related to our debt and equity interests in CEHI. We recognized a gain on the sale of CEHI of $206.3 million in the second quarter of 2019. During the third quarter of 2019, we received the working capital settlement from the Buyer and recorded an additional $2.2 million gain related to the sale of Clean Earth.
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
The cash portion of the Closing Date Consideration was reduced by the amount of the net indebtedness (including accrued interest) of Manitoba Harvest on the closing date of C$71.3 million ($53.7 million) and transaction expenses of approximately C$5.0 million. We recognized a gain on the sale of Manitoba Harvest of $121.7 million in the first quarter of 2019. Refer to "Liquidity and Capital Resources, Profit Allocation Payments" for a discussion of the profit allocation associated with the sale of Manitoba Harvest. Our share of the net proceeds after accounting for the redemption of the noncontrolling shareholders and the payment of net indebtedness of Manitoba Harvest and transaction expenses was approximately $124.2 million in cash proceeds and in Tilray Common Stock. In August 2019, the Company received the Deferred Consideration related to the sale. The Company's portion of the Deferred Consideration totaled $28.4 million in cash proceeds and $19.6 million in Tilray Common Stock. No amount has been recorded related to the potential earnout as of September 30, 2019 based on an assessment of probability at the end of the quarter.
The Tilray Common Stock consideration was issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") and pursuant to exemptions from applicable securities laws of any state of the United States, such that any shares of Tilray Common Stock received by the Common Holders were freely tradeable. We sold the Tilray Common Stock received as part of the Closing Consideration during March 2019, recognizing a net loss of $5.3 million in Other income (expense) during the quarter ended March 31, 2019. In August 2019, the Company sold the Tilray Common Stock received as part of the Deferred Consideration, recognizing a loss of $4.9 million in Other income/ (expense) during the quarter ended September 30, 2019.

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
Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the three and nine months ended September 30, 2019 and September 30, 2018, and components of the results of operations as well as those components presented as a percent of net revenues, for each of our businesses on a stand-alone basis. For the 2018 acquisitions of Foam Fabricators and Rimports, the pro forma results of operations have been prepared as if we purchased these businesses on January 1, 2018. The historical operating results of Rimports prior to acquisition by Sterno on February 26, 2018 have been added to the results of operations of Sterno for the nine months ended September 30, 2018 for comparability purposes. Where appropriate, relevant pro forma adjustments are reflected as part of the historical operating results. We believe this is the most meaningful comparison of the operating results for each of our business segments. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.
All dollar amounts in the financial tables are presented in thousands. References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

Results of Operations - Consolidated
The following table sets forth our unaudited results of operations for the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net revenues	$388,313	$360,283	$1,063,254	$986,402
Cost of revenues	251,778	236,286	684,601	640,039
Gross profit	136,535	123,997	378,653	346,363
Selling, general and administrative expense	82,027	79,577	243,736	241,253
Fees to manager	8,874	10,768	28,352	32,204
Amortization of intangibles	13,520	12,788	40,632	35,533
Impairment expense	33,381	—	33,381	—
Operating income (loss)	(1,267)	20,864	32,552	37,373
Interest expense	(11,525)	(15,635)	(48,424)	(35,227)
Amortization of debt issuance costs	(770)	(927)	(2,625)	(2,978)
Loss on sale of securities	(4,893)	—	(10,193)	—
Other income (expense)	(5,727)	511	(6,251)	(3,029)
Income (loss) from continuing operations before income taxes	(24,182)	4,813	(34,941)	(3,861)
Provision for income taxes	4,400	5,470	10,375	7,557
Income (loss) from continuing operations	$(28,582)	$(657)	$(45,316)	$(11,418)

Three months ended September 30, 2019 compared to three months ended September 30, 2018
Net revenues
On a consolidated basis, net revenues for the three months ended September 30, 2019 increased by approximately $28.0 million, or 7.8%, compared to the corresponding period in 2018.  During the three months ended September 30, 2019 compared to 2018, we saw notable increases in net sales at 5.11 ($14.7 million increase), Velocity Outdoor ($12.4 million increase primarily as a result of the Ravin acquisition), and Liberty ($6.9 million increase), offset by decreases in net sales at Foam Fabricators ($2.0 million decrease) and Sterno ($2.4 million decrease). Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $15.5 million during the three months ended September 30, 2019 compared to the corresponding period in 2018. The increase in cost of revenues reflects notable increases at 5.11 ($6.5 million increase), Velocity ($7.9 million increase) and Liberty ($5.2 million increase) that corresponds with the increase in net sales at these companies. Gross profit as a percentage of net revenues was approximately 35.2% in the three months ended September 30, 2019 compared to 34.4% in the three months ended September 30, 2018. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $2.5 million during the three months ended September 30, 2019, compared to the corresponding period in 2018. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense was $3.3 million in the third quarter of 2019 and $2.7 million in the third quarter of 2018.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended September 30, 2019, we incurred approximately $8.9 million in management fees as compared to $10.8 million in fees in the three months ended September 30, 2018. The decrease was attributable to the sales of Manitoba Harvest in the first quarter of 2019 and Clean Earth in the second quarter of 2019. Concurrent with the June 2019 sale of Clean Earth, CGM agreed to waive the management fee on cash balances held at the Company, commencing with the quarter ended June 30, 2019 and continuing until the quarter during which the Company next borrows under the 2018 Revolving Credit Facility.
Amortization expense
Amortization expense for the three months ended September 30, 2019 increased $0.7 million as compared to the three months ended September 30, 2018 primarily as a result of finalization of the amortization of intangible assets at Velocity related to the Ravin acquisition in September 2018.
Impairment expense
Velocity Outdoor performed an interim impairment test of their goodwill during the quarter ended September 30, 2019, which resulted in recording impairment expense of $33.4 million.
Interest expense
We recorded interest expense totaling $11.5 million for the three months ended September 30, 2019 compared to $15.6 million for the comparable period in 2018, a decrease of $4.1 million. The decrease in interest expense for the quarter reflects the repayment of $193.8 million on our 2018 Term Loan in July 2019 using a portion of the proceeds from the sale of Clean Earth, as well as a decrease of the average amount outstanding under our revolving credit facility in the third quarter of 2019 as compared to the third quarter of 2018.
Other income (expense)
For the quarter ended September 30, 2019, we recorded $5.7 million in other expense as compared to $0.5 million in other income in the quarter ended September 30, 2018, an increase in expense of $6.2 million. Other expense in the third quarter of 2019 included $5.0 million in expense related to the write-off of debt issuance costs as a result of our partial pay down of our 2018 Term Loan in July 2019.
Income taxes
We had an income tax provision of $4.4 million from continuing operations during the three months ended September 30, 2019 compared to an income tax provision of $5.5 million from continuing operations during the same period in 2018. While our income from continuing operations before taxes for the quarter ended September 30, 2019 decreased by approximately $29.0 million as compared to the prior year quarter ended September 30, 2018, our tax provision increased only $1.1 million as the tax provision reflects an annual effective tax rate at our subsidiaries, the effect of the impairment expense at Velocity and is effected by the losses at our parent company, which is taxed as a partnership.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
Net revenues
On a consolidated basis, net revenues for the nine months ended September 30, 2019 increased by approximately $76.9 million, or 7.8%, compared to the corresponding period in 2018.  Our acquisitions of Foam Fabricators and Rimports in February 2018 contributed $11.6 million and $33.1 million, respectively, to the increase in net revenues. During the nine months ended September 30, 2019 compared to 2018, we also saw a notable increases in net sales at 5.11 ($27.0 million increase), Velocity ($13.1 million increase as a result of the Ravin acquisition on September 2018) and Liberty ($5.8 million increase) partially offset by a decrease in net sales at our legacy Sterno business. Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $44.6 million during the nine months ended September 30, 2019 compared to the corresponding period in 2018. Our acquisitions of Foam Fabricators and Rimports in February 2018 contributed $6.9 million and $20.8 million, respectively, to the increase. Gross profit as a percentage of net revenues was approximately 35.6% in the nine months ended September 30, 2019 compared to 35.1% in the nine months ended September 30, 2018. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense was approximately $243.7 million during the nine months ended September 30, 2019 compared to $241.3 million for the comparable period in 2018. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense was $9.7 million in the first nine months of 2019 and $10.3 million in the first nine months of 2018. The nine months ended September 30, 2018 included additional professional fees at corporate associated with the implementation of new accounting standards and the refinancing of our credit facility.
Fees to manager
Pursuant to the MSA, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the nine months ended September 30, 2019, we incurred approximately $28.4 million in management fees as compared to $32.2 million in fees in the nine months ended September 30, 2018. The decrease was attributable to the sales of Manitoba Harvest in the first quarter of 2019 and Clean Earth in the second quarter of 2019. Concurrent with the June 2019 sale of Clean Earth, CGM agreed to waive the management fee on cash balances held at the Company, commencing with the quarter ended June 30, 2019 and continuing until the quarter during which the Company next borrows under the 2018 Revolving Credit Facility.
Amortization expense
Amortization expense for the nine months ended September 30, 2019 increased $5.1 million as compared to the nine months ended September 30, 2018 primarily as a result of the acquisition of Foam Fabricators and Rimports in February 2018, and the add-on acquisition of Ravin by Velocity in 2018.
Impairment expense
Velocity Outdoor performed an interim impairment test of their goodwill during the quarter ended September 30, 2019, which resulted in recording impairment expense of $33.4 million.
Interest expense
We recorded interest expense totaling $48.4 million for the nine months ended September 30, 2019 compared to $35.2 million for the comparable period in 2018, an increase of $13.2 million. The increase in interest expense for the nine months ended September 30, 2019 reflects the interest associated with the issuance of our Senior Notes in April 2018, as well as an increase of the average amount outstanding under our revolving credit facility in the first nine months of 2019 as compared to the first nine months of 2018.
Other income (expense)
For the nine months ended September 30, 2019, we recorded $6.3 million in other expense as compared to $3.0 million in other expense in the nine months ended September 30, 2018, an increase in expense of $3.2 million. In the current year, we incurred $5.0 million in loss on the pay down of our 2018 Term Debt of $193.8 million, and $0.4 million related to foreign exchange losses on the repayment of the intercompany loans of Manitoba Harvest.
Income taxes
We had an income tax provision of $10.4 million with an effective income tax rate of 29.7% from continuing operations during the nine months ended September 30, 2019 compared to an income tax provision of $7.6 million with an effective income tax rate of 195.7% from continuing operations during the nine months ended September 30, 2018. While our earnings before taxes for the nine months ended September 30, 2019 decreased by approximately $31.1 million as compared to the prior nine months ended September 30, 2018, our tax provision increased $2.8 million as the tax provision reflects an annual effective tax rate at our subsidiaries and is effected by foreign earnings at our operating segments and the losses at our parent company, which is taxed as a partnership. Additionally, a portion of the goodwill impairment related at our Velocity business is nondeductible for tax purposes.
Results of Operations - Business Segments
Branded Consumer Businesses
5.11 Tactical

	Three months ended				Nine months ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
Net sales	$98,053	100.0%	$83,342	100.0%	$278,978	100.0%	$252,022	100.0%
Gross profit	$48,204	49.2%	$39,969	48.0%	$136,624	49.0%	$119,194	47.3%
SG&A	$39,791	40.6%	$35,792	42.9%	$115,927	41.6%	$108,742	43.1%
Operating income	$5,977	6.1%	$1,740	2.1%	$13,388	4.8%	$3,143	1.2%
Three months ended September 30, 2019 compared to three months ended September 30, 2018
Net sales
Net sales for the three months ended September 30, 2019 were $98.1 million as compared to net sales of $83.3 million for the three months ended September 30, 2018, an increase of $14.7 million, or 17.7%. This increase is due primarily to retail and e-commerce sales growth of $12.0 million, up 57% from the prior year comparable period, driven by growing demand in direct to consumer channels. Retail sales grew largely due to ten new retail store openings since September 2018 (bringing the total store count to fifty-four as of September 30, 2019).
Gross profit
Gross profit as a percentage of net sales was 49.2% in the three months ended September 30, 2019 as compared to 48.0% for the three months ended September 30, 2018. Growth in gross profit was driven by channel mix as direct to consumer sales, which realize higher gross profit than wholesale sales, grew significantly versus the prior period.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2019 was $39.8 million, or 40.6% of net sales compared to $35.8 million, or 42.9% of net sales for the comparable period in 2018. The comparable quarter in the prior year included higher labor costs associated with executive severance as well as higher labor costs in the Manteca facility. The decrease in selling, general and administrative expenses as a percentage of net sales for the three months ended September 30, 2019 as compared to the prior year comparable period was also a result of lower travel expenses.
Income from operations
Income from operations for the three months ended September 30, 2019 was $6.0 million, an increase of $4.2 million when compared to income from operations of $1.7 million for the same period in 2018, based on the factors described above.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
Net sales
Net sales for the nine months ended September 30, 2019 were $279.0 million as compared to net sales of $252.0 million for the nine months ended September 30, 2018, an increase of $27.0 million, or 10.7%. This increase is due primarily to retail and e-commerce sales growth of $26.9 million or 43.1%, driven by growing demand in direct to consumer channels. Retail sales grew largely due to ten new retail store openings since September 2018 (bringing the total store count to fifty-four as of September 30, 2019). Net sales were further increased through strong sales growth at Beyond of $5.7 million or 54.8%, driven by increased contract business. Through the Beyond product category,

5.11 offers technical survival outerwear systems engineered for missions in extreme temperatures. The increase in net sales for the nine months ended September 30, 2019 as compared to the corresponding period in the prior year was offset by a $5.9 million decline in professional sales.
Gross profit
Gross profit as a percentage of net sales was 49.0% in the nine months ended September 30, 2019 as compared to 47.3% for the nine months ended September 30, 2018. The prior period cost of sales included a higher level of chargebacks and discretionary discounts granted to customers as 5.11 worked through the backlog associated with challenges experienced while implementing the new ERP system. For the nine months ended September 30, 2019, gross profit as a percentage of net sales was positively impacted by channel mix as direct to consumer sales, which realize higher gross profit than wholesale sales, grew significantly versus the prior period.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2019 was $115.9 million, or 41.6% of net sales compared to $108.7 million, or 43.1% of net sales for the comparable period in 2018. The decrease in selling, general and administrative expense as a percentage of net sales was primarily due to a higher level of expense associated with the move into 5.11’s new Manteca warehouse facility, which did not reoccur in the nine months ended September 30, 2019. The decrease in selling, general and administrative expense as a percentage of net sales was further impacted by leveraging and controlling travel expenses for the nine months ended September 30, 2019. This decrease was slightly offset by a higher accrual for performance-based bonus in 2019, which did not occur in the nine months ended September 30, 2018.
Income from operations
Income from operations for the nine months ended September 30, 2019 was $13.4 million, an increase of $10.2 million when compared to income from operations of $3.1 million for the same period in 2018, based on the factors described above.
Ergobaby

	Three months ended				Nine months ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
Net sales	$23,318	100.0%	$24,260	100.0%	$68,741	100.0%	$70,376	100.0%
Gross profit	$14,808	63.5%	$16,028	66.1%	$43,599	63.4%	$46,751	66.4%
SG&A	$9,634	41.3%	$9,890	40.8%	$28,593	41.6%	$30,644	43.5%
Operating income	$3,220	13.8%	$4,191	17.3%	$9,151	13.3%	$10,106	14.4%
Three months ended September 30, 2019 compared to three months ended September 30, 2018
Net sales
Net sales for the three months ended September 30, 2019 were $23.3 million, a decrease of $0.9 million, or 3.9%, compared to the same period in 2018. During the three months ended September 30, 2019, international sales were approximately $16.8 million, representing an increase of $0.7 million over the corresponding period in 2018, primarily as a result of increased sales volume at Ergobaby's Asia-Pacific distributors. Domestic sales were $6.5 million in the third quarter of 2019, reflecting a decrease of $1.6 million compared to the corresponding period in 2018. The decrease in domestic sales was driven by both the Ergobaby and Tula brands, primarily in the specialty account channel.
Gross profit
Gross profit as a percentage of net sales was 63.5% for the quarter ended September 30, 2019, as compared to 66.1% for the three months ended September 30, 2018. The decrease in gross profit was due to a shift in the sales mix from higher margin channels to lower margin channels and an increase in promotional discounts quarter over quarter.
Selling, general and administrative expense
Selling, general and administrative expense decreased quarter over quarter but increased as a percentage of net sales, with expense of $9.6 million, or 41.3% of net sales for the three months ended September 30, 2019 as compared to $9.9 million or 40.8% of net sales for the same period of 2018. The increase in selling, general and administrative expense as a percentage of net sales in the three months ended September 30, 2019 as compared to the comparable period in the prior year is due to the write-off of old tooling assets and additional legal fees during the current quarter.
Income from operations
Income from operations for the three months ended September 30, 2019 decreased $1.0 million, compared to the same period of 2018, based on the factors noted above.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
Net sales
Net sales for the nine months ended September 30, 2019 were $68.7 million, a decrease of $1.6 million, or 2.3%, compared to the same period in 2018. During the nine months ended September 30, 2019, international sales were approximately $48.0 million, representing an increase of $3.4 million over the corresponding period in 2018, primarily as a result of increased sales volume at Ergobaby's Asia-Pacific distributors. Domestic sales were $20.7 million in the first nine months of 2019, reflecting a decrease of $5.0 million compared to the corresponding period in 2018. The decrease in domestic sales was primarily the result of a decline in sales in both the Ergobaby and Tula brands.
Gross profit
Gross profit as a percentage of net sales was 63.4% for the nine months ended September 30, 2019, as compared to 66.4% for the nine months ended September 30, 2018. The decrease in gross profit was due to a shift in the sales mix from higher margin channels to lower margin channels.
Selling, general and administrative expense
Selling, general and administrative expense decreased $2.1 million for the nine months ended September 30, 2019 as compared to the corresponding period in the prior year, with expense of $28.6 million, or 41.6% of net sales for the nine months ended September 30, 2019 as compared to $30.6 million or 43.5% of net sales for the corresponding period in 2018. The decrease in selling, general and administrative expense as a percentage of net sales in the nine months ended September 30, 2019 as compared to the comparable period in the prior year is due to expenses related to the bankruptcy of a large U.S. retail customer that were incurred in the first quarter of 2018, reduction in marketing spend, lower variable expenses related to sales, reduced travel and a decrease in payroll expense during the current period.
Income from operations
Income from operations for the nine months ended September 30, 2019 was $9.2 million, a decrease of $1.0 million compared to the nine months ended September 30, 2018, based on the factors noted above.

Liberty Safe

	Three months ended				Nine months ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
Net sales	$24,729	100.0%	$17,872	100.0%	67,566	100.0%	61,741	100.0%
Gross profit	$5,701	23.1%	$4,062	22.7%	14,771	21.9%	15,330	24.8%
SG&A	$2,850	11.5%	$3,452	19.3%	8,560	12.7%	10,008	16.2%
Operating income	$2,726	11.0%	$467	2.6%	5,812	8.6%	4,894	7.9%
Three months ended September 30, 2019 compared to three months ended September 30, 2018
Net sales
Net sales for the quarter ended September 30, 2019 increased approximately $6.9 million, or 38.4%, to $24.7 million, compared to the corresponding quarter ended September 30, 2018. Non-Dealer sales were approximately $15.2 million in the three months ended September 30, 2019 as compared to $7.0 million in the quarter ended September 30, 2018. The increase in Non Dealer sales is attributable to the addition of a new customer in the Farm and Fleet channel. Dealer sales totaled approximately $9.5 million in the three months ended September 30, 2019 compared to $10.8 million in the same period in 2018, representing a decrease of $1.3 million or 12.0%.

Gross profit
Gross profit as a percentage of net sales totaled approximately 23.1% and 22.7% for the quarters ended September 30, 2019 and September 30, 2018, respectively. The increase in gross profit as a percentage of net sales during the three months ended September 30, 2019 compared to the same period in 2018 is primarily attributable to favorable manufacturing variance as a result of increased production volume.
Selling, general and administrative expense
Selling, general and administrative expense was $2.9 million for the three months ended September 30, 2019 compared to $3.5 million for the three months ended September 30, 2018. The decrease in selling, general and administrative expense during the current quarter is primarily related to planned expense reductions and the timing of annual advertising spend. Selling, general and administrative expense represented 11.5% of net sales in the three months ended September 30, 2019 and 19.3% of net sales for the same period of 2018.
Income from operations
Income from operations increased during the three months ended September 30, 2019 to $2.7 million, as compared to $0.5 million in the corresponding period in 2018. This increase was primarily a result of the factors noted above.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
Net sales
Net sales for the nine months ended September 30, 2019 increased approximately $5.8 million, or 9.4%, to $67.6 million, compared to the corresponding nine months ended September 30, 2018. Non-Dealer sales were approximately $31.0 million in the nine months ended September 30, 2019 compared to $24.2 million for the nine months ended September 30, 2018, representing an increase of $6.8 million, or 28.1%. The increase is Non-Dealer sales was primarily due to the addition of a new customer in the Farm and Fleet channel. Dealer sales totaled approximately $36.6 million in the nine months ended September 30, 2019 compared to $37.5 million in the same period in 2018, representing a decrease of $0.9 million or 2.4%.
Gross profit
Gross profit as a percentage of net sales totaled approximately 21.9% and 24.8% for the nine months ended September 30, 2019 and September 30, 2018, respectively. The decrease in gross profit as a percentage of net sales during the nine months ended September 30, 2019 compared to the same period in 2018 is primarily attributable to increased raw material costs in the first half of the year as well as changes in freight and advertising costs for certain customers in the current year which has decreased the margins for those customers.
Selling, general and administrative expense
Selling, general and administrative expense was $8.6 million for the nine months ended September 30, 2019 compared to $10.0 million for the nine months ended September 30, 2018. The decrease in selling, general and administrative expense during the first nine months of 2019 is primarily related to planned expense reductions and the timing of annual adverting spend. Selling, general and administrative expense represented 12.7% of net sales in the nine months ended September 30, 2019 and 16.2% of net sales for the same period of 2018.
Income from operations
Income from operations increased $0.9 million during the nine months ended September 30, 2019 to $5.8 million, compared to the corresponding period in 2018.

Velocity Outdoor

	Three months ended				Nine months ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
Net sales	$46,647	100.0%	$34,289	100.0%	$107,395	100.0%	$94,266	100.0%
Gross profit	$13,633	29.2%	$9,171	26.7%	$30,451	28.4%	$26,474	28.1%
SG&A	$5,747	12.3%	$5,993	17.5%	$17,491	16.3%	$17,335	18.4%
Impairment expense	$33,381	71.6%	$—	—%	$33,381	31.1%	$—	—%
Operating income (loss)	$(27,902)	(59.8)%	$1,833	5.3%	$(27,635)	(25.7)%	$5,125	5.4%
Three months ended September 30, 2019 compared to three months ended September 30, 2018
Net sales
Net sales for the three months ended September 30, 2019 were $46.6 million, an increase of $12.4 million or 36.0%, compared to the same period in 2018. Ravin, which was acquired in September of 2018, had a full quarter of sales in 2019, contributing $11.8 million to the increase in net sales. The remainder of the increase in net sales for the three months ended September 30, 2019 is primarily due to sales in the Crosman archery product line.
Gross profit
Gross profit for the quarter ended September 30, 2019 increased $4.5 million as compared to the quarter ended September 30, 2018. Gross profit as a percentage of net sales was 29.2% for the three months ended September 30, 2019 as compared to 26.7% in the three months ended September 30, 2018. The increase in gross profit as a percentage of net sales was primarily attributable to the increase in sales in the archery product line.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2019 was $5.7 million, or 12.3% of net sales compared to $6.0 million, or 17.5% of net sales for the three months ended September 30, 2018. The decrease in selling, general and administrative expense for the three months ended September 30, 2019 is primarily related to transaction fees paid in the prior year related to the Ravin acquisition, partially offset by the effect of the Ravin acquisition.
Impairment expense
As a result of operating results below forecasts in the current period as well as a re-forecast of the Velocity business in which planned earnings and revenue fell below the forecasts of prior periods, Velocity performed an interim impairment test of their goodwill during the quarter ended September 30, 2019, which resulted in recording impairment expense of $33.4 million.
Income (loss) from operations
Loss from operations for the three months ended September 30, 2019 was $27.9 million, a decrease of $29.7 million when compared to income from operations of $1.8 million for the same period in 2018, primarily as a result of the goodwill impairment expense.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
Net sales
Net sales for the nine months ended September 30, 2019 were $107.4 million, an increase of $13.1 million or 13.9%, compared to the same period in 2018. The increase in net sales for the nine months ended September 30, 2019 is primarily due to the add-on acquisition of Ravin Crossbows in September 2018, partially offset by sales associated with the non-recurring Junior Reserve Officer Training Corps (JROTC) contract that shipped in the first half of 2018. Ravin had net sales of $31.6 million in the nine months ended September 30, 2019 compared to $4.4 million in the nine months ended September 30, 2018.
Gross profit
Gross profit as a percentage of net sales was 28.4% for the nine months ended September 30, 2019 as compared to 28.1% in the nine months ended September 30, 2018. The increase in gross profit of $4.0 million was driven primarily by the impact of the acquisition of Ravin Crossbows.

Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2019 was $17.5 million, or 16.3% of net sales compared to $17.3 million, or 18.4% of net sales for the nine months ended September 30, 2018. The decrease in selling, general and administrative expense as a percentage of net sales for the nine months ended September 30, 2019 is primarily related to the effect of the acquisition of Ravin partially offset by transaction fees paid in the prior year related to the acquisition.
Impairment expense
As a result of operating results below forecasts in the current period as well as a re-forecast of the Velocity business in which planned earnings and revenue fell below the forecasts of prior periods, Velocity performed an interim impairment test of their goodwill during the quarter ended September 30, 2019, which resulted in recording impairment expense of $33.4 million.
Income (loss) from operations
Loss from operations for the nine months ended September 30, 2019 was $27.6 million, a decrease of $32.8 million when compared to income from operations of $5.1 million for the same period in 2018, primarily as a result of the goodwill impairment expense.

Niche Industrial Businesses
Advanced Circuits

	Three months ended				Nine months ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
Net sales	$21,897	100.0%	$23,424	100.0%	67,405	100.0%	68,454	100.0%
Gross profit	$9,964	45.5%	$11,067	47.2%	31,029	46.0%	31,582	46.1%
SG&A	$3,627	16.6%	$3,739	16.0%	11,155	16.5%	11,085	16.2%
Operating income	$6,122	28.0%	$6,902	29.5%	19,087	28.3%	19,202	28.1%
Three months ended September 30, 2019 compared to three months ended September 30, 2018
Net sales
Net sales for the three months ended September 30, 2019 were $21.9 million, a decrease of approximately $1.5 million or 6.5% compared to the three months ended September 30, 2018. The decrease in net sales was due primarily to a facility move in its Arizona location that halted operations for a portion of September 2019 and led to a decrease in sales during the third quarter. Net sales of Quick-Turn Small-Run PCBs decreased by approximately $1.0 million, Quick-Turn Production PCBs decreased by approximately $1.2 million and Long-Lead Time PCBs decreased by approximately $0.3 million when compared to the quarter ended September 30, 2018. These decreases were partially offset by increases in Assmbly, and a decrease in promotions during the quarter ended September 30, 2019. Quick-Turn Small-Run PCBs comprised approximately 17.0% of gross sales and Quick-Turn Production PCBs represented approximately 30.7% of gross sales for the third quarter of 2019. Quick-Turn Small-Run PCBs comprised approximately 19.6% of gross sales and Quick-Turn Production PCBs represented approximately 33.3% of gross sales for the third quarter of 2018.
Gross profit
Gross profit as a percentage of net sales decreased 170 basis points during the three months ended September 30, 2019 compared to the corresponding period in 2018 (45.5% at September 30, 2019 compared to 47.2% at September 30, 2018) primarily as a result of sales mix.
Selling, general and administrative expense
Selling, general and administrative expense was approximately $3.6 million in the three months ended September 30, 2019 compared to $3.7 million in the three months ended September 30, 2018. Selling, general and administrative expense represented 16.6% of net sales for the three months ended September 30, 2019 compared to 16.0% of net sales in the corresponding period in 2018.

Income from operations
Income from operations for the three months ended September 30, 2019 was approximately $6.1 million compared to $6.9 million in the same period in 2018, a decrease of approximately $0.8 million, principally as a result of the factors described above.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
Net sales
Net sales for the nine months ended September 30, 2019 were $67.4 million, a decrease of approximately $1.0 million or 1.5% compared to the nine months ended September 30, 2018. The decrease in net sales was due primarily to a facility move in its Arizona location that halted operations for a portion of September 2019 and led to a decrease in sales during the third quarter. The decrease in net sales was due to decreased sales in Quick-Turn Production PCBs by approximately $2.3 million, and Quick-Turn Small-Run by approximately $0.9 million. This was partially offset by increases in Long-Lead Time PCBs by approximately $0.3 million, Assembly approximately $0.7 million, and a decrease in promotions by approximately $1.2 million. Quick-Turn Small-Run PCBs comprised approximately 18.6% of gross sales and Quick-Turn Production PCBs represented approximately 31.4% of gross sales for the nine months ended September 30, 2019. Quick-Turn Small-Run PCBs comprised approximately 19.3% of gross sales and Quick-Turn Production PCBs represented approximately 33.5% of gross sales for the nine months ended September 30, 2018.
Gross profit
Gross profit as a percentage of net sales decreased 10 basis points during the nine months ended September 30, 2019 compared to the corresponding period in 2018 (46.0% at September 30, 2019 compared to 46.1% at September 30, 2018) primarily as a result of sales mix.
Selling, general and administrative expense
Selling, general and administrative expense was approximately $11.2 million in the nine months ended September 30, 2019 compared to $11.1 million in the nine months ended September 30, 2018. Selling, general and administrative expense represented 16.5% of net sales for the nine months ended September 30, 2019 compared to 16.2% of net sales in the corresponding period in 2018.
Income from operations
Income from operations for the nine months ended September 30, 2019 was approximately $19.1 million compared to $19.2 million in the same period in 2018, a decrease of approximately $0.1 million, principally as a result of the factors described above.

Arnold

	Three months ended				Nine months ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
Net sales	$30,895	100.0%	$29,891	100.0%	90,404	100.0%	90,486	100.0%
Gross profit	$8,334	27.0%	$7,588	25.4%	23,425	25.9%	24,082	26.6%
SG&A	$4,718	15.3%	$4,321	14.5%	14,205	15.7%	14,177	15.7%
Operating income	$2,681	8.7%	$2,287	7.7%	6,385	7.1%	6,957	7.7%
Three months ended September 30, 2019 compared to three months ended September 30, 2018
Net sales
Net sales for the three months ended September 30, 2019 were approximately $30.9 million, an increase of $1.0 million compared to the same period in 2018. The increase in net sales is primarily a result of increased demand in the Aerospace and Defense market. International sales were $12.7 million in the three months ended September 30, 2019 and $11.7 million in the three months ended September 30, 2018.

Gross profit
Gross profit for the three months ended September 30, 2019 was approximately $8.3 million compared to approximately $7.6 million in the same period of 2018. Gross profit as a percentage of net sales increased from 25.4% for the quarter ended September 30, 2018 to 27.0% in the quarter ended September 30, 2019 principally due to favorable sales mix.
Selling, general and administrative expense
Selling, general and administrative expense in the three month period ended September 30, 2019 was $4.7 million, an increase in expense of approximately $0.4 million compared to $4.3 million in selling, general and administrative expense for the three months ended September 30, 2018. Selling, general and administrative expense was 15.3% of net sales in the three months ended September 30, 2019 and 14.5% in the three months ended September 30, 2018. The increase in selling, general and administrative expense as a percentage of net sales was due to an increase in investments in research and development as well as non-recurring expenses.
Income from operations
Income from operations for the three months ended September 30, 2019 was approximately $2.7 million, an increase of $0.4 million when compared to the same period in 2018, as a result of the factors noted above.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
Net sales
Net sales for the nine months ended September 30, 2019 were approximately $90.4 million, a decrease of $0.1 million compared to the corresponding period in 2018. International sales were $36.6 million in the nine months ended September 30, 2019 and $36.1 million in the nine months ended September 30, 2018.
Gross profit
Gross profit for the nine months ended September 30, 2019 was approximately $23.4 million compared to approximately $24.1 million in the same period of 2018. Gross profit as a percentage of net sales decreased from 26.6% for the nine months ended September 30, 2018 to 25.9% in the nine months ended September 30, 2019 principally as a result of unfavorable sales mix.
Selling, general and administrative expense
Selling, general and administrative expense was approximately $14.2 million in both the nine months ended September 30, 2019 and the nine months ended September 30, 2018, and represented 15.7% of net sales in both periods.
Income from operations
Income from operations for the nine months ended September 30, 2019 was approximately $6.4 million, a decrease of $0.6 million when compared to the same period in 2018, as a result of unfavorable sales mix.

Foam Fabricators

	Three months ended				Nine months ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
							Pro forma
Net sales	$31,304	100.0%	$33,337	100.0%	$93,634	100.0%	$97,021	100.0%
Gross profit	$8,928	28.5%	$9,447	28.3%	$26,772	28.6%	$25,985	26.8%
SG&A	$2,541	8.1%	$3,101	9.3%	$8,023	8.6%	$10,560	10.9%
Operating income	$4,141	13.2%	$4,100	12.3%	$12,011	12.8%	$9,054	9.3%
Pro forma financial information for Foam Fabricators for the nine months ended September 30, 2018 includes pre-acquisition results of operations for the period from January 1, 2018 through February 15, 2018, the date of acquisition of Foam, for comparative purposes. The historical results of Foam Fabricators have been adjusted to reflect the purchase accounting adjustments recorded in connection with the acquisition: $0.2 million in stock compensation expense and $1.0 million in amortization expense, as well as $0.1 million in management fees that would have been incurred by Foam Fabricators if we owned the company during this period.

Three months ended September 30, 2019 compared to three months ended September 30, 2018
Net sales
Net sales for the quarter ended September 30, 2019 were $31.3 million, a decrease of $2.0 million, or 6.1%, compared to the quarter ended September 30, 2018. The decrease in net sales during the quarter was primarily due to a nonrecurring customer order from the prior year and reduced demand in the insulated shipping container product category during the most recent quarter.
Gross profit
Gross profit as a percentage of net sales was 28.5% and 28.3% for the three months ended September 30, 2019 and 2018, respectively. The increase in gross profit as a percentage of net sales in the quarter ended September 30, 2019 was primarily due to the decreasing price of expanded polystyrene ("EPS") resin. A majority of Foam Fabricator's products are made with EPS resin, an oil and natural gas derived polymer with an added expansion agent, therefore raw material costs will fluctuate based on the price of oil and natural gas.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2019 was $2.5 million as compared to $3.1 million for the three months ended September 30, 2018, a decrease of $0.6 million. Selling, general and administrative expense for the three months ended September 30, 2018 included $0.3 million in integration service fees paid to CGM. Excluding the effect of the integration service fee, the selling, general and administrative expense in the current quarter is comparable to the prior year quarter.
Income from operations
Income from operations was $4.1 million in both the three months ended September 30, 2019 and the three months ended September 30, 2018, with the decrease in net sales offset by a decrease in cost of sales and selling, general and administrative expense.
Nine months ended September 30, 2019 compared to pro forma nine months ended September 30, 2018
Net sales
Net sales for the nine months ended September 30, 2019 were $93.6 million, a decrease of $3.4 million, or 3.5%, compared to the nine months ended September 30, 2018. The decrease in net sales was primarily due to a nonrecurring customer from the prior year as well as well as a decrease in sales in the automotive and protective packaging categories in the current period.
Gross profit
Gross profit as a percentage of net sales was 28.6% and 26.8% for the nine months ended September 30, 2019 and 2018, respectively. Cost of sales for the nine months ended September 30, 2018 included $0.7 million of expense related to the amortization of inventory step-up resulting from the purchase price allocation of Foam Fabricators. Excluding the effect of the inventory step-up, prior year gross profit as a percentage of net sales was 27.5%. The increase in gross profit as a percentage of net sales in the nine months ended September 30, 2019 was due to decreasing EPS prices in the current year.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2019 was $8.0 million as compared to $10.6 million for the nine months ended September 30, 2018, a decrease of $2.5 million. Selling, general and administrative expense for the nine months ended September 30, 2018 included $1.5 million in transaction expenses related to the acquisition and $1.4 million in incremental integration service fees paid to CGM. Excluding the acquisition expenses and incremental integration service fees, selling, general and administrative expense for the nine months ended September 30, 2018 was $7.7 million, which is consistent with the expenses incurred in the current period.
Income from operations
Income from operations was $12.0 million for the nine months ended September 30, 2019 as compared to $9.1 million for the nine months ended September 30, 2018, an increase of $3.0 million, primarily as a result of the factors noted above.

Sterno

	Three months ended				Nine months ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
							Pro forma
Net sales	$111,470	100.0%	$113,868	100.0%	289,131	100.0%	$291,864	100.0%
Gross profit	$26,969	24.2%	$26,664	23.4%	71,989	24.9%	$67,381	23.1%
SG&A	$9,855	8.8%	$10,577	9.3%	30,109	10.4%	$31,161	10.7%
Operating income	$12,724	11.4%	$11,634	10.2%	28,821	10.0%	$22,860	7.8%
Pro forma financial information for Sterno for the nine months ended September 30, 2018 includes pre-acquisition results of operations for Rimports, which was acquired by Sterno on February 26, 2018, for the period from January 1, 2018 through the date of acquisition for comparative purposes. The historical results of Rimports have been adjusted to reflect an additional $1.6 million in amortization expense recorded in connection with the purchase accounting adjustments related to the acquisition.
Three months ended September 30, 2019 compared to three months ended September 30, 2018
Net sales
Net sales for the three months ended September 30, 2019 were approximately $111.5 million, a decrease of $2.4 million, or 2.1%, compared to the same period in 2018. The net sales variance reflects a decrease in sales of higher levels of chargebacks and rebates compared to the third quarter of 2018, and a decrease in sales at Rimports’ largest retail customer due to the timing of certain holiday order shipments shifting to the fourth quarter, partially offset by an increase in pricing and sales volume at Sterno Products.
Gross profit
Gross profit as a percentage of net sales increased from 23.4% for the three months ended September 30, 2018 to 24.2% for the same period ended September 30, 2019. In the third quarter of 2018, Sterno recognized an additional $2.0 million in expense related to the amortization of the inventory step-up resulting from the purchase price allocation of the Rimports acquisition. After eliminating the effect of the purchase price allocation in the prior year, gross profit as a percentage of sales was 25.2% for the three months ended September 30, 2018. The decrease in gross profit percentage of 100 basis points compared to the quarter ended September 30, 2018 reflects a shift in sales mix to lower margin products and increased costs at Rimports due to new product launches, offset by favorable chemical costs at Sterno Products.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2019 was approximately $9.9 million as compared to $10.6 million for the three months ended September 30, 2018, a decrease of $0.7 million reflecting lower commissions and salaries at Rimports and Sterno Home in the current quarter. Selling, general and administrative expense represented 8.8% of net sales for the three months ended September 30, 2019 and 9.3% for the three months ended September 30, 2018.
Income from operations
Income from operations for the three months ended September 30, 2019 was approximately $12.7 million, an increase of $1.1 million compared to the three months ended September 30, 2018 based on the factors noted above.
Nine months ended September 30, 2019 compared to pro forma nine months ended September 30, 2018
Net sales
Net sales for the nine months ended September 30, 2019 were approximately $289.1 million, a decrease of $2.7 million, or 0.9%, compared to the corresponding period in 2018. The net sales variance reflects a decrease in sales of outdoor lighting products primarily as a result of a shorter spring period in the domestic market due to weather and higher levels of chargebacks and rebates compared to the prior year, offset by an increase in sales volume at Rimports.

Gross profit
Gross profit as a percentage of net sales increased from 23.1% for the nine months ended September 30, 2018 to 24.9% for the same period ended September 30, 2019. In the nine months ended September 30, 2018, Sterno recognized $6.6 million in costs of goods sold related to the amortization of inventory step-up resulting from the purchase price allocation of the Rimports acquisition. After eliminating the effect of the purchase price allocation in the prior year, gross profit as a percentage of sales for the nine months ended September 30, 2018 was 25.4%. The decrease in gross profit as a percentage of net sales reflects a shift in sales mix to lower margin products and increased costs at Rimports due to new product launches, offset by favorable chemical costs at Sterno Products.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2019 and 2018 was $30.1 million and $31.2 million, respectively, a decrease of $1.1 million. The expense from the prior year reflects $0.6 million in acquisition expenses related to the acquisition of Rimports. Excluding the acquisition expenses, selling, general and administrative expense decreased $0.5 million, reflecting lower commissions, salaries, incentive programs and various cost savings initiatives. Selling, general and administrative expense represented 10.4% of net sales for the nine months ended September 30, 2019 and 10.7% for the nine months ended September 30, 2018.
Income from operations
Income from operations for the nine months ended September 30, 2019 was approximately $28.8 million, an increase of $6.0 million compared to the nine months ended September 30, 2018 based on the factors noted above.

Liquidity and Capital Resources
Liquidity
At September 30, 2019, we had approximately $285.8 million of cash and cash equivalents on hand, an increase of $237.1 million as compared to the year ended December 31, 2018 primarily as a result of the proceeds received from our sales of Manitoba Harvest in February 2019 and Clean Earth in June 2019. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. The change in cash and cash equivalents is as follows:
Operating Activities:

	Nine months ended
(in thousands)	September 30, 2019	September 30, 2018
Cash provided by operating activities	$31,584	$58,772

For the nine months ended September 30, 2019, cash flows provided by operating activities totaled approximately $31.6 million, which represents a $27.2 million decrease compared to cash provided by operating activities of $58.8 million during the nine-month period ended September 30, 2018. The decrease in cash provided by operating activities is primarily due to the effect of cash from our discontinued operations and reflects the timing of the sale of Manitoba Harvest and Clean Earth in the current year. Cash used in operating activities of discontinued operations in the current year was $10.1 million while cash provided by operating activities of discontinued operations was $22.7 million in the comparable prior year period. The prior year reflects a full nine months of operations of our discontinued operations while the current year period reflects the effect of the sales of Manitoba Harvest in February 2019 and Clean Earth in June 2019. Cash used in operating activities for working capital for the nine months ended September 30, 2019 was $28.6 million, as compared to cash used in operating activities for working capital of $23.7 million for the nine months ended September 30, 2018. The increase in cash used for working capital purposes in the current year primarily reflects the effect of our acquisitions that occurred in February 2018 which resulted in a significant increase in cash needed to fund working capital, particularly at Rimports, our Sterno add-on acquisition. The decrease in cash flows provided by operating activities in the current year was also attributable to the change in the mark-to-market on our interest rate swap, with the nine months ended September 30, 2018 having an unrealized gain of $4.6 million, and the nine months ending September 30, 2019 having an unrealized loss of $3.5 million, for a net change of $8.1 million due to the change in the present value of future payments and receipts under the interest rate swap agreement.

Investing Activities:

	Nine months ended
(in thousands)	September 30, 2019	September 30, 2018
Cash provided by (used in) investing activities	$760,148	$(594,705)

Cash flows provided by investing activities for the nine months ended September 30, 2019 totaled $760.1 million, compared to cash used in investing activities of $594.7 million in the same period of 2018. Cash flows from Manitoba Harvest and Clean Earth, which are reflected as discontinued operations, totaled $279.2 million in the current period and reflects the effect of the sale transactions. Cash provided by investing activities from continuing operations in the current year primarily relates to the proceeds received from the sales of Clean Earth and Manitoba Harvest. In the prior year, we had a platform acquisition in the first quarter, Foam Fabricators, and several add-on acquisitions at our subsidiaries, including the Sterno acquisition of Rimports in February 2018. The total amount spent on acquisitions in the nine months ended September 30, 2018 was approximately $495.1 million. Capital expenditures in the nine months ended September 30, 2019 decreased approximately $12.7 million compared to the same period in the prior year, due primarily to higher than typical expenditures at our 5.11 and Arnold businesses in the prior year. We expect capital expenditures for the full year of 2019 to be approximately $30 million to $35 million.
Financing Activities:

	Nine months ended
(in thousands)	September 30, 2019	September 30, 2018
Cash (used in) provided by financing activities	$(557,118)	$531,288

Cash flows used in financing activities totaled approximately $557.1 million during the nine months ended September 30, 2019 compared to cash flows provided by financing activities of $531.3 million during the nine months ended September 30, 2018. The 2018 activity primarily related to the financing of our acquisitions of Foam Fabricators and Rimports in February 2018, which were financed through draws on our 2014 Revolving Credit Facility, partially offset by net proceeds of $96.5 million from the Series B Preferred Shares offering in March 2018 which was used to repay a portion of the outstanding amount on the 2014 Revolving Credit Facility. In April 2018, we issued $400.0 million in Senior Notes and amended our credit facility. The proceeds from the issuance of the Senior Notes were used to pay down outstanding amounts under our credit facility. In the current year, we used proceeds from the sales of Manitoba Harvest and Clean Earth to repay the outstanding amount on the 2018 Revolving Credit Facility, and to pay down $193.8 million on our 2018 Term Loan. We also paid our distributions on our common and preferred shares, as well as a distribution to the Allocation Member of $51.3 million related primarily to the sales of Manitoba Harvest and Clean Earth.
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
In the first quarter of 2019, we amended the 5.11 intercompany debt agreement to update the definition of capital expenditures to exclude capital expenditures made with respect to 5.11's retail stores from the calculation of the fixed charge coverage ratio. 5.11 was in compliance with the covenants under their intercompany debt agreement at September 30, 2019. Subsequent to the third quarter of 2018, we amended the Sterno Loan Agreement to increase the amount available to Sterno under their intercompany revolving credit facility. Liberty was not in compliance with the financial covenants under their intercompany loan agreement at December 31, 2018, and we amended the Liberty intercompany debt agreement to grant a waiver to them through the quarter ended December 31, 2019. Liberty was in compliance with all financial covenants at September 30, 2019. Except as previously noted, all of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at September 30, 2019.
As of September 30, 2019, we had the following outstanding loans due from each of our businesses:

(in thousands)
5.11 Tactical	$197,015
Ergobaby	$38,082
Liberty	$49,474
Velocity Outdoor	$122,776
Advanced Circuits	$66,245
Arnold	$75,530
Foam Fabricators	$95,450
Sterno	$254,076

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
We had $596.4 million in net availability under the 2018 Revolving Credit Facility at September 30, 2019. The outstanding borrowings under the 2018 Revolving Credit Facility include $3.6 million of outstanding letters of credit at September 30, 2019. At September 30, 2019, we had $298.8 million outstanding on the 2018 Term Loan. In July 2019, the Company repaid approximately $193.8 million of the 2018 Term Loan using a portion of the proceeds received from the sale of Clean Earth.
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

The following table reflects required and actual financial ratios as of September 30, 2019 included as part of the affirmative covenants in our 2018 Credit Facility.

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Consolidated Fixed Charge Coverage Ratio	Greater than or equal to 1.50:1.0	1:62:1.0
Consolidated Senior Secured Leverage Ratio (1)	Less than or equal to 3.50:1.0	0.55:1.0
Consolidated Total Leverage Ratio (1)	Less than or equal to 5.00:1.0	2.29:1.0

(1) In the calculation of our Consolidated Senior Secured Leverage Ratio and Consolidated Total Leverage Ratio, the amount of total outstanding debt is reduced by cash and cash equivalents either held by the Company on deposit at the Administrative Agent or in an account subject to a Qualifying Control Agreement. At September 30, 2019, the ratio calculations exclude $90.3 million of cash as a result of Qualifying Control Agreements not in place as of the end of the quarter.  Subsequent to quarter end, the Qualifying Control Agreements were established for this cash and the resulting calculations would have been reduced for this cash balance.
Interest Expense
The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Nine months ended September 30,
	2019	2018
Interest on credit facilities	$20,225	$23,293
Interest on Senior Notes	24,000	14,489
Unused fee on Revolving Credit Facility	1,393	1,282
Amortization of original issue discount	397	576
Unrealized (gain) loss on interest rate derivative (1)	3,486	(4,649)
Other interest expense	211	266
Interest income	(1,288)	(30)
Interest expense	$48,424	$35,227

Average daily balance outstanding - credit facilities	$547,332	$709,929
Effective interest rate - credit facilities	6.3%	3.9%

(1) On September 16, 2014, we purchased an interest rate swap (the "Swap") with a notional amount of $220 million effective April 1, 2016 through June 6, 2021. The agreement requires us to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. At September 30, 2019, the current portion of the Swap was in a liability position and had a fair value of $2.6 million, and the non-current portion of the Swap was in a liability position with a fair value of $2.3 million. The fair value of the Swap reflects the present value of future payments and receipts under the agreement and is reflected as a component of interest expense and non-current assets and current liabilities at September 30, 2019.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Nine months ended September 30, 2019

	Corporate	5.11	Ergobaby	Liberty	Velocity Outdoor	ACI	Arnold	Foam	Sterno	Consolidated
Net income (loss) (1)	$292,440	$(1,071)	$4,251	$1,404	$(35,242)	$11,035	$(132)	$3,383	$8,819	$284,887
Adjusted for:
Provision (benefit) for income taxes	—	742	2,248	1,058	(2,198)	2,934	1,679	1,492	2,420	10,375
Interest expense, net	48,247	2	—	—	173	(1)	(1)	—	4	48,424
Intercompany interest	(61,609)	13,500	2,640	3,278	8,484	5,029	4,777	6,675	17,226	—
Loss on debt extinguishment	5,038	—	—	—	—	—	—	—	—	5,038
Depreciation and amortization	1,333	16,037	6,566	1,248	9,937	1,830	4,883	9,258	16,793	67,885
EBITDA	285,449	29,210	15,705	6,988	(18,846)	20,827	11,206	20,808	45,262	416,609
Gain on sale of business	(330,203)	—	—	—	—	—	—	—	—	(330,203)
Other (income) expense	91	(92)	(11)	10	968	(22)	(3)	256	16	1,213
Noncontrolling shareholder compensation	—	1,742	620	(15)	86	167	32	767	866	4,265
Impairment expense	—	—	—	—	33,381	—	—	—	—	33,381
Loss on sale of investment	10,193	—	—	—	—	—	—	—	—	10,193
Integration services fee	—	—	—	—	—	—	—	281	—	281
Other	—	—	—	266	—	58	—	—	—	324
Management fees	24,789	750	375	375	375	375	375	563	375	28,352
Adjusted EBITDA	$(9,681)	$31,610	$16,689	$7,624	$15,964	$21,405	$11,610	$22,675	$46,519	$164,415

(1) Net income (loss) does not include income from discontinued operations for the nine months ended September 30, 2019.

Adjusted EBITDA
Nine months ended September 30, 2018

	Corporate	5.11	Ergobaby	Liberty	Velocity Outdoor	ACI	Arnold	Foam	Sterno	Consolidated
Net income (loss) (1)	$(19,267)	$(9,612)	$4,550	$1,282	$(934)	$10,646	$(330)	$530	$2,882	$(10,253)
Adjusted for:
Provision (benefit) for income taxes	—	(586)	1,697	420	(736)	2,790	2,446	689	837	7,557
Interest expense, net	34,979	13	1	—	235	(2)	—	—	1	35,227
Intercompany interest	(57,311)	12,904	3,661	3,139	6,401	5,605	4,660	5,898	15,043	—
Loss on debt extinguishment	744	—	—	—	—	—	—	—	—	744
Depreciation and amortization	1,352	16,201	6,397	1,190	6,252	2,497	4,789	7,912	21,758	68,348
EBITDA	(39,503)	18,920	16,306	6,031	11,218	21,536	11,565	15,029	40,521	101,623
Gain on sale of businesses	(1,165)	—	—	—	—	—	—		—	(1,165)
Gain (loss) on sale of fixed assets	—	(259)	—	59	—	—	48	72	—	(80)
Noncontrolling shareholder compensation	—	1,903	733	37	1,074	18	117	594	1,496	5,972
Acquisition related expenses	5	—	—	—	1,362	—	—	1,552	632	3,551
Integration services fee	—	—	—	—	750	—	—	1,406	—	2,156
Loss on foreign currency transactions	1,364	—	—	—	—	—	—	—	—	1,364
Management fees	28,734	750	375	375	375	375	375	470	375	32,204
Adjusted EBITDA (2)	$(10,565)	$21,314	$17,414	$6,502	$14,779	$21,929	$12,105	$19,123	$43,024	$145,625

(1) Net income (loss) does not include loss from discontinued operations for the nine months ended September 30, 2018.
(2) As a result of the sales of Manitoba Harvest in February 2019 and Clean Earth in June 2019, Adjusted EBITDA for the nine months ended September 30, 2018 does not include Adjusted EBITDA from Manitoba Harvest of $4.9 million and Clean Earth of $32.9 million.

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

	Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2018
Net income	$301,788	$4,678
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	78,413	87,878
Impairment expense	33,381	—
Gain on sale of businesses	(330,203)	(1,165)
Amortization of debt issuance costs and original issue discount	3,022	3,403
Unrealized (gain) loss on interest rate hedge	3,486	(4,649)
Noncontrolling shareholder charges	6,204	7,694
Provision for loss on receivables	2,786	459
Deferred taxes	(14,538)	(6,622)
Other	5,961	46
Changes in operating assets and liabilities	(58,716)	(32,950)
Net cash provided by operating activities	31,584	58,772
Plus:
Unused fee on revolving credit facility	1,393	1,282
Integration services fee (1)	281	2,156
Successful acquisition costs	596	4,995
Realized loss from foreign currency (2)	363	1,364
Loss on sale of Tilray Common Stock	10,193	—
Changes in operating assets and liabilities	58,716	32,950
Other	—	885
Less:
Payment of interest rate swap	675	1,444
Maintenance capital expenditures: (3)
Compass Group Diversified Holdings LLC	—	—
5.11 Tactical	1,547	2,629
Advanced Circuits	1,126	1,169
Arnold	2,874	3,160
Clean Earth	3,495	5,998
Ergobaby	583	646
Foam Fabricators	1,387	1,455
Liberty	720	1,039
Manitoba Harvest	—	342
Sterno	932	2,320
Velocity Outdoor	2,096	3,063
Other	2,301	—
Preferred share distribution	11,344	8,398
Estimated cash flow available for distribution and reinvestment	$74,046	$70,741

Distribution paid in April 2019/2018	$(21,564)	$(21,564)
Distribution paid in July 2019/2018	(21,564)	(21,564)
Distribution paid in October 2019/2018	(21,564)	(21,564)
	$(64,692)	$(64,692)
(1) Represents fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership, payable quarterly.
(2) Reflects the foreign currency transaction gain or loss resulting from the Canadian dollar intercompany loans issued to Manitoba Harvest.

(3)
Represents maintenance capital expenditures that were funded from operating cash flow, net of proceeds from the sale of property, plant and equipment, and excludes growth capital expenditures of approximately $10.7 million for the nine months ended September 30, 2019 and $19.2 million for the nine months ended September 30, 2018.

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
Integrations Services Agreements
Foam Fabricators, which was acquired in 2018, entered into an Integration Services Agreement ("ISA") with CGM.  The ISA provides for CGM to provide services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act and align the acquired entity's policies and procedures with our other subsidiaries.  Each ISA is for the twelve-month period subsequent to the acquisition. Foam Fabricators paid CGM $2.3 million over the term of the ISA, $2.0 million in 2018 and $0.3 million in 2019.

5.11 - Related Party Vendor Purchases
5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the nine months ended September 30, 2019, 5.11 purchased approximately $3.2 million in inventory from the vendor.
Profit Allocation Payments
The sales of Manitoba Harvest in February 2019 and Clean Earth in June 2019 each qualified as a Sale Event under the Company's LLC Agreement. During the second quarter of 2019, the Company declared a distribution to the Allocation Member in connection with the Sale Event of Manitoba Harvest of $7.7 million which was paid in the second quarter of 2019. The profit allocation distribution was calculated based on the portion of the gain on sale related to the Closing Date Consideration, less the loss on sale of shares that were received as part of the Closing Consideration. An additional profit allocation distribution related to the Sale Event of Manitoba Harvest will be declared subsequent to receipt of the Deferred Consideration in August 2019. During the third quarter of 2019, the Company declared a distribution to the Allocation Member in connection with the Sale Event of Clean Earth of $43.3 million which was paid in the third quarter of 2019. During the fourth quarter of 2019, the Company declared a distribution to the Allocation Member in connection with the Deferred Consideration received related to the Manitoba Harvest sale of $8.7 million.
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
The table below summarizes the payment schedule of our contractual obligations at September 30, 2019:

(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$993,024	$25,076	$104,647	$103,837	$759,464
Operating lease obligations (2)	132,816	4,775	47,251	33,914	46,876
Purchase obligations (3)	351,708	126,063	108,594	81,609	35,442
Total (4)	$1,477,548	$155,914	$260,492	$219,360	$841,782

(1)	Reflects amounts due under our 2018 Credit Facility, as well as our Senior Notes, together with interest on our debt obligations.

(2)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms.

(3)
Reflects non-cancelable commitments as of September 30, 2019, including: (i) shareholder distributions of $116.0 million; (ii) estimated management fees of $30.4 million per year over the next five years; and (iii) other obligations including amounts due under employment agreements. Distributions to our shareholders are approved by our board of directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.

(4)
The contractual obligation table does not include approximately $1.1 million in liabilities associated with unrecognized tax benefits as of September 30, 2019 as the timing of the recognition of this liability is not certain. The amount of the liability is not expected to significantly change in the next twelve months.

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
2019 Interim Impairment Testing - As a result of operating results below forecasts in the current period as well as a re-forecast of the Velocity business in which planned earnings and revenue fell below the forecasts of prior periods, we determined that a triggering event had occurred at Velocity Outdoor in the third quarter of 2019. We performed goodwill impairment testing at Velocity as of September 30, 2019. For the quantitative impairment test at Velocity, we utilized an income approach. Cash flow projections are based on management's estimate of revenue growth rates and operating margins, and take into consideration industry and market conditions as well as company specific economic factors. We used a weighted average cost of capital of 12.2% in the income approach. The discount rate used was based on the weighted average cost of capital adjusted for the relevant risk associated with business specific characteristics and Velocity's ability to execute on the projected cash flows. Based on the results of the impairment test, the fair value of Velocity did not exceed the carrying value, indicating that the goodwill at Velocity is impaired. The difference between the carrying value and fair value of the Velocity business was $33.4 million, which the Company has recorded as impairment expense as of September 30, 2019. We expect to finalize the impairment test during the fourth quarter of 2019.
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

ITEM 4. CONTROLS AND PROCEDURES
As required by Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15(b), Holdings’ Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2019. Based on that evaluation, the Holdings’ Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of September 30, 2019.

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

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.

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
Date: October 30, 2019
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: October 30, 2019

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.

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