Form 10-K
period 2019-12-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2020-02-26
CIK 1345126, 1345122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 001-34927

Compass Diversified Holdings
(Exact name of registrant as specified in its charter)

Delaware	57-6218917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Commission File Number: 001-34926

Compass Group Diversified Holdings LLC
(Exact name of registrant as specified in its charter)

Delaware	20-3812051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
301 Riverside Avenue, Second Floor, Westport, CT 06880
(Address, including zip code of registrant’s principal executive offices)
(203) 221-1703
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Shares representing beneficial interests in Compass Diversified Holdings (“common shares”)	CODI	New York Stock Exchange
Series A Preferred Shares representing Series A Trust Preferred Interest in Compass Diversified Holdings ("Series A Preferred Shares")	CODI PR A	New York Stock Exchange
Series B Preferred Shares representing Series B Trust Preferred Interest in Compass Diversified Holdings ("Series B Preferred Shares")	CODI PR B	New York Stock Exchange
Series C Preferred Shares representing Series C Trust Preferred Interest in Compass Diversified Holdings ("Series C Preferred Shares")	CODI PR C	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrants are collectively a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No ☐
Indicate by check mark if the registrants are collectively not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☑
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit such files).    Yes ☑    No ☐
Indicate by check mark whether the registrants are collectively a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrants are collectively a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☑
The aggregate market value of the outstanding common shares of trust stock held by non-affiliates of Compass Diversified Holdings at June 30, 2019 was $955,004,803 based on the closing price on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates. There were 59,900,000 common shares of trust stock without par value outstanding at February 21,2020.
Documents Incorporated by Reference
Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2020 Annual Meeting of Shareholders is incorporated by reference into Part III.

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

PART I

ITEM 1. BUSINESS
Compass Diversified Holdings, a Delaware statutory trust (“Holdings”, or the “Trust”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company (the “Company”), was also formed on November 18, 2005. The Trust and the Company (collectively, “CODI”) were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The Trust is the sole owner of 100% of the Trust Interests, as defined in our LLC Agreement, of the Company. Pursuant to the LLC Agreement, the Trust owns an identical number of Trust Interests in the Company as exist for the number of outstanding shares of the Trust. Accordingly, our shareholders are treated as beneficial owners of Trust Interests in the Company and, as such, are subject to tax under partnership income tax provisions.
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
Our disciplined approach to our target markets provides opportunities to methodically purchase attractive businesses at values that are accretive to our shareholders. For sellers of businesses, our unique financial structure allows us to acquire businesses efficiently with little or no third party financing contingencies and, following acquisition, to provide our businesses with substantial access to growth capital.
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
In particular, we believe that our outlook on length of ownership and active management on our part may alleviate the concern that many private company operators and parent companies may have with regard to their businesses going through multiple sale processes in a short period of time. We believe this outlook reduces both the risk that businesses may be sold at unfavorable points in the overall market cycle and enhances our ability to develop a comprehensive strategy to grow the earnings and cash flows of each of our businesses. We expect this will better enable us to meet our long-term objective of continuing to pay distributions to our shareholders while increasing shareholder value. Finally, it has been our experience, that our ability to acquire businesses without the cumbersome delays and conditions typical of third party transactional financing is appealing to sellers of businesses who are interested in confidentiality and certainty to close.
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

In terms of the businesses in which we have a controlling interest as of December 31, 2019, we believe that these businesses have strong management teams, operate in strong markets with defensible market niches and maintain long-standing customer relationships.
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
The following is a brief summary of the businesses in which we own a controlling interest at December 31, 2019:
Branded Consumer Businesses

5.11
5.11 ABR Corp. ("5.11") is a leading provider of purpose-built technical apparel and gear for law enforcement, firefighters, EMS, and military special operations as well as outdoor and adventure enthusiasts. 5.11 is a brand known for innovation and authenticity, and works directly with end users to create purpose-built apparel and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide.  Headquartered in Irvine, California, 5.11 operates sales offices and distribution centers globally, and 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and on 511tactical.com. We made loans to and purchased a controlling interest in 5.11 for approximately $408.2 million in August 2016. We currently own 97.6% of the outstanding stock of 5.11 on a primary basis and 88.9% on a fully diluted basis.
Ergobaby
Ergobaby Carrier, Inc. (“Ergobaby”), headquartered in Los Angeles, California, is dedicated to building a global community of confident parents with smart, ergonomic solutions that enable and encourage bonding between parents and babies. Ergobaby offers a broad range of award-winning baby carriers, strollers, swaddlers, nursing pillows, and related products that fit into families’ daily lives seamlessly, comfortably and safely. We made loans to, and purchased a controlling interest in, Ergobaby on September 16, 2010 for approximately $85.2 million. We currently own 81.9% of the outstanding stock of Ergobaby on a primary basis and 75.8% on a fully diluted basis.
Liberty Safe
Liberty Safe and Security Products, Inc. (“Liberty Safe” or “Liberty”), headquartered in Payson, Utah, is a designer, manufacturer and marketer of premium home, office and gun safes in North America. From its over 300,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. We made loans to, and purchased a controlling interest in, Liberty Safe on March 31, 2010 for approximately $70.2 million. We currently own 91.2% of the outstanding stock of Liberty Safe on a primary basis and 86.0% on a fully diluted basis.
Velocity Outdoor
Velocity Outdoor Inc. ("Velocity Outdoor" or "Velocity") (formerly Crosman Corp.) is a leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices and related accessories. Velocity Outdoor offers its products under the highly recognizable Crosman, Benjamin, LaserMax, Ravin and CenterPoint brands that are available through national retail chains, mass merchants, dealer and distributor networks. The airgun product category consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Velocity Outdoor's other primary product categories are archery, with products including CenterPoint crossbows and the Pioneer Airbow, consumables, which includes steel and plastic BBs, lead pellets and CO2 cartridges, lasers for firearms, and airsoft products. We made loans to, and purchased a controlling interest in, Velocity Outdoor on June 2, 2017 for approximately $150.4 million. In September 2018, Velocity acquired Ravin Crossbows, LLC ("Ravin" or "Ravin Crossbows"), a manufacturer and innovator of crossbows and accessories. Ravin primarily focuses on the higher-end segment of the crossbow market and has developed significant intellectual property related to the advancement of crossbow technology. Velocity Outdoor is headquartered in Bloomfield, New York. We currently own 99.3% of the outstanding stock of Velocity Outdoor on a primary basis and 93.9% on a fully diluted basis.

Niche Industrial Businesses
Advanced Circuits
Compass AC Holdings, Inc. (“Advanced Circuits” or “ACI”), headquartered in Aurora, Colorado, is a provider of small-run, quick-turn and volume production rigid printed circuit boards, or “PCBs”, throughout the United States. PCBs are a vital component of virtually all electronic products. The small-run and quick-turn portions of the PCB industry are characterized by customers requiring high levels of responsiveness, technical support and timely delivery. We made loans to, and purchased a controlling interest in, Advanced Circuits, on May 16, 2006 for approximately $81.0 million. We currently own 69.4% of the outstanding stock of Advanced Circuits on a primary basis and 65.4% on a fully diluted basis.
Arnold
AMT Acquisition Corp. ("Arnold") serves a variety of markets including aerospace and defense, general industrial, motorsport/ automotive, oil and gas, medical, energy, reprographics and advertising specialties. Over the course of more than 100 years, Arnold has successfully evolved and adapted its products, technologies, and manufacturing presence to meet the demands of current and emerging markets. Arnold produces high performance permanent magnets (PMAG), precision foil products (Precision Thin Metals or "PTM"), and flexible magnets (Flexmag™) that are mission critical in motors, generators, sensors and other systems and components. Arnold has expanded globally and built strong relationships with its customers worldwide. Arnold is the largest and, we believe, the most technically advanced U.S. manufacturer of engineered magnetic systems. Arnold is headquartered in Rochester, New York. We made loans to, and purchased a controlling interest in, Arnold on March 5, 2012 for approximately $128.8 million. We currently own 96.7% of the outstanding stock of Arnold on a primary basis and 80.2% on a fully diluted basis.
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
Sterno
The Sterno Group LLC ("Sterno"), headquartered in Corona, California, is the parent company of Sterno Products, LLC ("Sterno Products"), Sterno Home Inc. ("Sterno Home"), and Rimports, LLC. Sterno is a leading manufacturer and marketer of portable food warming fuels for the hospitality and consumer markets, flameless candles and house and garden lighting for the home decor market, and wickless candle products used for home decor and fragrance systems. We made loans to, and purchased all of the equity interests in, Sterno on October 10, 2014 for approximately $160.0 million. Sterno offers a broad range of wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through their Sterno Products division. In January 2016, Sterno acquired Northern International, Inc. ("Sterno Home"), which sells flameless candles and outdoor lighting products through the retail segment, and in February 2018, Sterno acquired Rimports Inc. ("Rimports"), which is a manufacturer and distributor of branded and private label scented wax cubes and warmer products used for home decor and fragrance systems. We currently own 100.0% of the outstanding stock of Sterno on a primary basis and 88.5% on a fully diluted basis.
Our businesses also represent our operating segments. See “Our Businesses” and “Note F – Operating Segment Data” to our Consolidated Financial Statements for further discussion of our businesses as our operating segments, including information related to geographies.

2019 Dispositions
We believe that our model of identifying and acquiring niche leading businesses and utilizing our liquidity and permanent capital to execute value-added initiatives to strengthen our subsidiaries enhances value creation for our shareholders. From time to time we will opportunistically divest our businesses, which increases our realized gains and provides additional liquidity to deploy. In 2019, we completed the sale of two of our businesses, Manitoba Harvest and Clean Earth. Manitoba Harvest, which we acquired in July 2015, was a pioneer and leader in branded, hemp-based foods. In December 2015, Manitoba Harvest acquired Hemp Oil Canada, Inc. ("HOCI"), a wholesale supplier and private label packager of hemp food products and ingredients. With the acquisition of HOCI, Manitoba Harvest became a leading manufacturer and supplier of hemp food products and ingredients for a global customer base. We sold Manitoba Harvest in February 2019 for a total sale price of $294.3 million (C$370 million) and recognized a gain on the sale of $121.7 million during the year ended December 31, 2019. Clean Earth, which we acquired in August 2014, was a provider of environmental services for a variety of materials including contaminated soils, dredged material and hazardous waste. During our ownership, Clean Earth significantly expanded their geographic footprint and diversified the types of contaminated materials it handled, primarily through add-on acquisitions. We sold Clean Earth in June 2019 for a total sale price of $625 million, and recognized a gain on the sale of $209.3 million during the year ended December 31, 2019.
2019 Distributions
Common shares - For the 2019 fiscal year we declared distributions to our common shareholders totaling $1.44 per share.
Preferred shares - For the 2019 fiscal year we declared distributions to our preferred shareholders totaling $1.8125 per share on our Series A Preferred Shares, $1.96875 per share on our Series B Preferred Shares and $0.38281 per share on our Series C Preferred Shares.
Tax Reporting
Information returns will be filed by the Trust and the Company with the Internal Revenue Service ("IRS"), as required, with respect to income, gain, loss, deduction and other items derived from the Company’s activities. The Company has and will file a partnership return with the IRS and intends to issue a Schedule K-1 to the trustee. The trustee intends to provide information to each holder of shares using a monthly convention as the calculation period. For 2019 and future years, the Trust will continue to file a Form 1065 and issue Schedule K-1 to shareholders. For 2019, we delivered the Schedule K-1 to shareholders within the same time frame as we delivered the schedule to shareholders for the 2018 and 2017 taxable years. The relevant and necessary information for tax purposes is readily available electronically through our website. Each holder will be deemed to have consented to provide relevant information, and if the shares are held through a broker or other nominee, to allow such broker or other nominee to provide such information as is reasonably requested by us for purposes of complying with our tax reporting obligations.

WHERE YOU CAN FIND ADDITIONAL INFORMATION
We file reports with the Securities and Exchange Commission (the "SEC" or the "Commission"), including Forms S-1 and S-3 under the Securities Act of 1933, as amended (the "Securities Act"), and Forms 10-K, 10-Q, and 8-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which include exhibits, schedules and amendments to those reports, as well as other filings required by the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. In addition, copies of such reports are available free of charge through our website at http://www.ir.compassequity.com as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC.

Organizational Structure (1)

1)	The percentage holdings shown in respect to the trust reflect the ownership of the Trust common shares as of December 31, 2019.

2)
Path Spirit Limited is the ultimate controlling person of CGI Maygar LLC. CGI Maygar Holdings, LLC owns approximately 13.6% of the Trust common shares and is our single largest holder. Our non-affiliated holders of common shares own approximately 83.1% of the Trust common shares. The remaining 3.3% of Trust common shares are owned by our Directors and Officers. Mr. Sabo, our Chief Executive Officer, is not a director, officer or member of CGI Maygar Holdings, LLC or any of its affiliates.

3)
50.0% beneficially owned by certain persons who are employees and partners of our Manager. C. Sean Day, the Chairman of our Board of Directors, CGI and the former founding partners of the Manager, are non-managing members.

4)	Mr. Sabo is a partner of this entity. The Manager owns less than 1.0% of the common shares of the Trust.

5)	The Allocation Interests, which carry the right to receive a profit allocation, represent less than 0.1% equity interest in the Company.

Our Manager
Our Manager, CGM, has been engaged to manage the day-to-day operations and affairs of the Company and to execute our strategy, as discussed below. Collectively, our management team has extensive experience in acquiring and managing small and middle market businesses. We believe our Manager is unique in the marketplace in terms of the success and experience of its employees in acquiring and managing diverse businesses of the size and general nature of our businesses. We believe this experience will provide us with an advantage in executing our overall strategy. Our management team devotes substantially all of its time to the affairs of the Company.
We have entered into a management services agreement, (the “Management Services Agreement” or “MSA”) pursuant to which our Manager manages the day-to-day operations and affairs of the Company and oversees the management and operations of our businesses. We pay our Manager a quarterly management fee for the services it performs on our behalf. In addition, certain persons who are employees and partners of our Manager receive a profit allocation with respect to its Allocation Interests in us. All of the Allocation Interests in us are owned by Sostratus LLC. See Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence” for further descriptions of the management fees and profit allocations.
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
See Part III, Item 13, “Certain Relationships and Related Party Transactions, and Director Independence.”
Market Opportunity
We acquire and actively manage small and middle market businesses. We characterize small to middle market businesses as those that generate annual cash flows of up to $75 million. We believe that the acquisition market for these businesses is highly fragmented and often provides opportunities to purchase at more attractive prices and achieve better outcomes for our shareholders. We believe this is driven by the following factors:

•	third-party financing for these acquisitions is often less available or terms are less favorable for the borrower;

•	sellers of these businesses frequently consider non-economic factors, such as legacy or the effect of the sale on their employees;

•	these businesses are more likely to be sold outside of an auction process or as part of a limited process; and

•	"add-on" acquisitions can often be completed at attractive multiples of cash flow.
Frequently, opportunities exist to support and augment existing management at such businesses and improve the performance of these businesses upon their acquisition. In the past, our management team has acquired businesses that were owned by entrepreneurs or large corporate parents. In these cases, our management team has frequently found opportunities to profitably invest in areas of the acquired businesses beyond levels that existed at the time of acquisition. In addition, our management team has frequently found that processes such as financial reporting and management information systems of acquired businesses may be improved, leading to improvements in reporting and operations and ultimately earnings and cash flow. Finally, our management team often acts as a business development arm for our businesses to pursue organic or external growth strategies that may not have been pursued by their previous owners.
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
Acquisition Strategy
Our acquisition strategy involves the acquisition of businesses that we expect to produce stable and growing earnings and cash flow. In this respect, we expect to make platform acquisitions in industries other than those in which our businesses currently operate if we believe an acquisition presents an attractive opportunity. We believe that attractive opportunities will continue to present themselves, as private sector owners seek to monetize their interests in long-standing and privately-held businesses and large corporate parents seek to dispose of their “non-core” operations.
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
In addition to acquiring businesses, we sell those businesses that we own from time to time when attractive opportunities arise that outweigh the future growth and value that we believe those businesses can attain consistent with our long-term investment strategy. As such, our decision to sell a business is based on our belief that doing so will increase shareholder value to a greater extent than through our continued ownership of that business. Upon the sale of a business, we may use the proceeds to retire debt or retain proceeds for acquisitions or general corporate purposes. We do not expect to make special distributions at the time of a sale of one of our businesses; instead, we expect to pay shareholder distributions over time solely through the earnings and cash flows of our businesses.
Since our inception in May 2006, we have recorded net gains on sales of our businesses of approximately $1.1 billion. We sold Crosman Acquisition Company (“Crosman”) in January 2007, Aeroglide Company (“Aeroglide”) and Silvue Technologies Group, Inc. (“Silvue”) in June 2008, Staffmark Holdings Inc. (“Staffmark”) in October 2011, HALO Branded Solutions (“HALO”) in May 2012, CamelBak Products, LLC ("CamelBak") in August 2015, American Furniture Manufacturing, Inc. ("American Furniture") in October 2015, Tridien Medical Inc. ("Tridien") in September 2016, Fresh Hemp Foods Ltd. ("Manitoba Harvest") in February 2019 and Clean Earth Holdings Inc. ("Clean Earth") in June 2019. In addition, we sold our Fox Factory Holding Corp. ("FOX") subsidiary through an initial public offering and secondary issuances from August 2013 through March 2017.
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
Finally, because we intend to fund acquisitions through the utilization of our 2018 Revolving Credit Facility, we expect to minimize the delays and closing conditions typically associated with transaction specific financing, as is typically the case in such acquisitions. We believe this advantage can be a powerful one, especially in a tight credit environment, and is highly unusual in the marketplace for acquisitions in which we operate.
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

Debt Financing
Credit Facility
In April 2018, we entered into the 2018 Credit Facility to amend and restate the 2014 Credit Facility, originally dated as of June 6, 2014. The 2018 Credit Facility provides for (i) revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $600 million, and (ii) a $500 million term loan. All amounts outstanding under the 2018 Revolving Credit Facility will become due on April 18, 2023, which is the maturity date of loans advanced under the 2018 Revolving Credit Facility and the termination date of the revolving loan commitment. The 2018 Credit Facility also permits us, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain additional term loans in an aggregate amount of up to $250 million subject to certain restrictions and conditions.
During the year ended December 31, 2019, we repaid $193.8 million of the 2018 Term Loan in July 2019, and the remaining $298.8 million due under the 2018 Term Loan in November 2019.
The 2018 Credit Facility provides for letters of credit under the 2018 Revolving Credit Facility in an aggregate face amount not to exceed $100 million outstanding at any time, as well as swing line loans of up to $25 million outstanding at one time. At no time may the (i) aggregate principal amount of all amounts outstanding under the Revolving Credit Facility, plus (ii) the aggregate amount of all outstanding letters of credit and swing line loans, exceed the borrowing availability under the 2018 Credit Facility. At December 31, 2019, we had outstanding letters of credit totaling approximately $3.6 million. The borrowing availability under the 2018 Revolving Credit Facility at December 31, 2019 was approximately $596.4 million.
The 2018 Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries. (See "Note I - Debt" to the consolidated financial statements for more detail regarding our 2018 Credit Facility).
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
Equity Financing
Trust Common Shares
The Trust is authorized to issue 500,000,000 Trust common shares and the Company is authorized to issue a corresponding number of LLC interests. The Company will, at all times have an equal amount of LLC interests outstanding as Trust shares. At December 31, 2019, there were 59.9 million Trust common shares outstanding.
Trust Preferred Shares
The Trust is authorized to issue up to 50,000,000 million Trust preferred shares and the Company is authorized to issue a corresponding number of Trust Interests. We issued 4,000,000 7.250% Series A Preferred Shares in 2017, 4,000,000 7.875% Series B Preferred Shares in 2018 and 4,600,000 7.875% Series C Preferred Shares in 2019.
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
The following table represents the percentage of net revenue and operating income each of our businesses contributed to our consolidated results since the date of acquisition for the years ended December 31, 2019, 2018 and 2017, and the total assets of each of our businesses as a percentage of the consolidated total as of December 31, 2019 and 2018.

	Net Revenue			Operating Income (1)			Total Assets
	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2019	2018	2017	2019	2018	2017	2019	2018

Branded Consumer:
5.11	26.8%	25.6%	30.9%	20.9%	3.6%	(10.9)%	26.6%	25.7%
Ergobaby	6.2%	6.7%	10.3%	9.7%	10.5%	37.6%	8.5%	9.4%
Liberty Safe	6.6%	6.1%	9.2%	7.9%	5.4%	14.5%	4.5%	3.9%
Velocity Outdoor	10.2%	9.7%	7.8%	(25.3)%	4.4%	2.0%	12.7%	15.9%
	49.8%	48.1%	58.2%	13.2%	23.9%	43.2%	52.3%	54.9%
Niche Industrial:
Advanced Circuits	6.3%	6.8%	8.8%	23.9%	24.0%	36.1%	4.8%	4.4%
Arnold Magnetics	8.3%	8.7%	10.5%	7.8%	6.8%	(8.7)%	6.2%	6.0%
Foam Fabricators	8.4%	8.4%	n/a	13.3%	10.0%	n/a	13.4%	13.8%
Sterno	27.3%	28.1%	22.5%	41.7%	35.3%	29.4%	19.8%	20.5%
	50.2%	51.9%	41.8%	86.8%	76.1%	56.8%	44.3%	44.6%
Corporate	—	—	—	—	—	—	3.4%	0.5%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Operating income (loss) reflected is as a percentage of the total contributed by the businesses and does not include expenses incurred at the corporate level.
Branded Consumer Businesses
5.11
Overview
5.11 is a leading provider of purpose-built technical apparel and gear for law enforcement, firefighters, EMS, and military special operations as well as outdoor and adventure enthusiasts. 5.11 is a brand known for innovation and authenticity, and works directly with end users to create purpose-built apparel and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide. Headquartered in Irvine, California, 5.11 operates sales offices and distribution centers globally. 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and through e-commerce channels, including 511tactical.com.
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
Products and Services
5.11 offers a portfolio of unique head-to-toe technical gear with patented functional features for both professional and consumer use. No individual product style accounts for more than 8% of total sales, and most product styles tend to have multi-year lifecycles. 5.11 focuses its product offering through six major categories: technical apparel, bags and packs, footwear, special make ups/uniforms, accessories, and Beyond Clothing Systems (“Beyond”).
Technical apparel represents 5.11’s largest product category. Within this category, 5.11 offers a broad assortment of men’s and women’s pants, shorts, shirts, outerwear and base layers. Apparel is offered in a variety of styles and fits intended to enhance comfort and mobility. 5.11 has historically designed and developed innovative “families” of products around proprietary fabrics that the company has created to meet the needs of its unique target market. These product “families” typically start with a pant and then expand into other products. Today, 5.11 offers five distinct pant lines, which anchor five different apparel families: the Defender Flex Pant, the Apex™ Pant, the 5.11 Stryke™ Pant, the Taclite® Pro Pant, and the 5.11® Tactical Pant.
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
Beyond, a wholly-owned subsidiary of 5.11, offers technical survival outerwear systems engineered specifically for missions in extreme conditions. Products are marketed under the Beyond brand name and include base layers and briefs, pullovers, softshell jackets, wind pants, rain pants and jackets made of advanced fabrics. Virtually all Beyond products are manufactured in the United States to comply with the Berry Amendment.
5.11’s core product offerings and suggested average retail prices are listed below:

•	Pants and Shorts (Men’s and Women’s) - $39.99 to $269.99

•	Woven Tops (Men’s and Women’s) - $39.99 to $229.99

•	Outerwear (Men’s and Women’s) - $34.99 to $449.99

•	Footwear (Men’s and Women’s) - $79.99 to $209.99

•	Bags and Packs - $59.99 to $289.99

•	Accessories - $19.99 to $79.99

Competitive Strengths
Leading Brand Recognition and Market Share - 5.11 is a leader in the technical apparel market. 5.11 enjoys strong brand awareness and affinity in the public safety market given its long history of creating high performance and innovative products for public safety operators. 5.11’s heritage of developing purpose-built clothing and gear for law enforcement, firefighters, EMS, and military special operations has imbued the 5.11 brand with unrivaled authenticity in the technical apparel and gear markets.
Diverse Customer Base - 5.11 has direct relationships with over 14,500 governmental departments and agencies, and utilizes an established network of over 2,000 dealers in over 100 countries. 5.11 wins a significant amount of business in the public safety channel through the achievement of “specified” product in thousands of individual contracts with governmental departments and agencies, providing for a broad base of long-term relationships.
Product Breadth and “At-Once” Availability - Requirements of outfitting entire agencies or departments necessitates carrying numerous, often infrequently used, sizes and colors of a given product. These requirements, coupled with “at-once” product fulfillment demands, make 5.11 the go-to provider of technical gear and apparel. 5.11’s significant investment in inventory provides a competitive advantage versus its smaller less well capitalized competitors that carry low levels of inventory.
Business Strategies
Further Expand into Consumer Market - 5.11 is well-positioned to continue investing in retail locations throughout the United States. 5.11 currently has sixty-one company-owned retail locations, and management believes that there are significant opportunities to increase this footprint as well as drive omni-channel sales through 511tactical.com and online sales. 5.11 also sells to many outdoor specialty retailers and management believes there are opportunities to expand sales through increased penetration and improved merchandising.
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
The domestic professional channel is characterized by thousands of unique “specified” product contracts with individual public safety departments, serviced through a network of more than one-thousand local third party dealers. Public safety departments include federal, state, county, city and local law enforcement, firefighters, and EMS. Similar to the domestic professional channel, the international professional channel also consists of many unique “specified” product contracts with individual foreign governmental departments, serviced either directly by 5.11 or through a network of international dealers. Large contracts with government agencies are referred to as Direct-to-Agency (“DTA”); a typical DTA sales process is driven primarily by lengthy governmental approval processes and can take upwards of 18 to 36 months.
Within the consumer segment, the consumer wholesale channel is comprised of (i) outdoor specialty retailers, (ii) military exchanges, and (iii) online. The consumer direct channel is comprised of (i) e-commerce sales directly through the 5.11 website, www.511tactical.com, and (ii) company-owned retail stores. At the end of 2019, 5.11 operated sixty-one company-owned retail locations in twenty-five states.
Professional channel sales accounted for approximately 57% of total sales in the year ended December 31, 2019 and 64% of total sales in the year ended December 31, 2018; approximately 1% of total sales in both years were in the form of DTA sales. The consumer channel accounted for approximately 41% of total sales in 2019 and 35% of total sales in 2018.

5.11’s top 10 customers comprised approximately 19%, 21% and 26% of total sales in the years ended December 31, 2019, 2018 and 2017, respectively.
Sales and Marketing
5.11’s sales organization consists of a mix of direct employees, independent contractors and sales agencies. The domestic salesforce develops direct relationships with thousands of individual public safety departments around the U.S. and participates in thousands of requests for proposal (RFP) processes annually. The salesforce works directly with over 1,000 local dealers to service local public safety departments once a 5.11 product receives “spec” as part of the RFP process.
The international salesforce covers three primary regions: Asia Pacific, Europe, the Middle East and Africa ("EMEA"), and Latin America. While the company does fulfill some orders directly to international customers through its 5.11 website, most sales are serviced through third party distributors and dealers in foreign jurisdictions.
5.11 has implemented a multi-pronged marketing plan including investments in (i) professional and consumer product catalogues; (ii) print media; (iii) tradeshows; (iv) shop-in-shop retail concepts; and (v) digital and social media content.
5.11 had open orders and backlog of $21.3 million and $17.3 million at December 31, 2019 and 2018, respectively.
Suppliers
5.11 operates an efficient, low-cost supply chain, sourcing most its products through contract manufacturers in the Asia Pacific region. Production from Vietnam accounted for approximately 45% of 5.11’s purchases for the year ended December 31, 2019 and represented 5.11’s largest sourcing region. No single core product is 100% sourced by any one vendor. Management believes that 5.11’s principal manufacturers have the additional capacity to accommodate future growth.
Beyond products are sourced primarily through domestic subcontract facilities in the United States.
To ensure vendor reliability and quality, 5.11 established a sourcing office in Hong Kong. The office employs approximately 47 individuals whose primary functions include vendor management, commercialization, product development, production planning, vendor compliance, quality assurance and compliance.
Intellectual Property
5.11 relies on brand name recognition and a combination of trademarks and patents in order to differentiate itself from the competition. 5.11 currently has 25 utility patents and 14 design patents issued, in addition to 12 utility and 7 design patents pending registration. 5.11 currently owns 359 registered trademarks including 3 trade dress registrations. The company has in-house general counsel that manages the registration and defense of 5.11 intellectual property.
Regulatory Environment
Management is not aware of any existing, pending, or contingent liabilities that could have a material adverse effect on 5.11’s business. 5.11 is proactive regarding regulatory issues and is in compliance with all relevant regulations. Management is not aware of any potential environmental issues.
Employees
As of December 31, 2019, 5.11 employed a total of 640 non-unionized, full-time employees, 46 independent contractors, and 105 temporary workers. None of 5.11’s employees are subject to collective bargaining agreements. Management believes that 5.11 has an excellent relationship with its employees.
Ergobaby
Overview
Ergobaby is dedicated to building a global community of confident parents with smart, ergonomic solutions that enable and encourage bonding between parents and babies. Ergobaby offers a broad range of award-winning baby carriers, blankets and swaddlers, nursing pillows, strollers, and related products that fit into families’ daily lives seamlessly, comfortably and safely.  Ergobaby is headquartered in Los Angeles, California.

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
On May 12, 2016, Ergobaby acquired membership interests of New Baby Tula LLC (“Baby Tula”) for approximately $73.8 million. Baby Tula designs, markets and distributes premium baby carriers and accessories and focuses its efforts on both the ergonomics and fashion of its products.
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
In 2018, Ergobaby entered into the stroller category with 2 new models. The first product launched was a full-size option called the 180 Reversible Stroller. This was followed later in the year by a premium compact option, the Metro Compact City Stroller. In 2019, Ergobaby launched the Embrace Baby Carrier which is geared for newborns (7lbs-25lbs) and merges the coziness of a soft wrap carrier with the simplicity and comfort of a structured carrier.
Industry
Ergobaby competes in the large and expanding infant and juvenile products industry. The industry exhibits little seasonality and is somewhat insulated from overall economic trends, as parents view spending on children as largely non-discretionary in nature. Consequently, parents spend consistently on their children, particularly on durable items, such as car seats, strollers, baby carriers, and related items that are viewed as necessities. Further, an emotional component is often a factor in parents’ purchasing decisions, as parents’ desire to purchase the best and safest products for their children. As a result, according to the USDA’s most recent report on Expenditures on Children by Families 2013 (August 2014), parents on average, spend between $9,130 and $25,700 on their child on an annual basis for related housing, food, transportation, clothes, healthcare, daycare and other items, depending on age of the child and annual income. The amount spent by parents in the highest income group (before tax income greater than $106,540) was more than twice the amounts spent by parents in the lowest income group (before tax income of less than $61,530). On average, households spent between 14 - 25% of their before-tax income on a child. Similar patterns are seen in other countries around the world.
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
Within the Ergobaby Baby Carrier product line, Ergo sells 3-Position and 4-Position baby carriers in a variety of style and color variations and Baby Tula sells 3-Position and 4-Position fashion-oriented baby carriers. Baby Carrier sales were approximately $85.0 million, $85.7 million and $96.0 million in the years ended December 31, 2019, 2018, and 2017, respectively, and represented approximately 88%, 89% and 88%, of total sales in 2019, 2018, and 2017, respectively.
Within the baby carrier accessories category, the Infant Insert is the largest sales component of the accessory category. Accessory sales were $5.9 million, $6.7 million, and $8.6 million, in 2019, 2018, and 2017, respectively, and represented approximately 6.1% in 2019, 7.0% in 2018 and 8.4% in 2017, of total sales.
Ergobaby’s core Baby Carrier product offerings with average retail prices are summarized below:
Ergo

•	6 styles of baby carriers - $80 - $180

•	2 styles of Infant Inserts - $35 - $38
Tula

•	6 styles of baby carriers - $139 - $900

•	1 style of Infant Inserts - $40
Competitive Strengths
Ergobaby innovation - Ergobaby Carriers are known for their unsurpassed comfort. Ergobaby’s superior design results in improved comfort for both parent and baby. Parents are comfortable because baby’s weight is evenly distributed between the hips and shoulders while baby sits ergonomically in a natural ("M" shaped) sitting position. The concept of baby carrying has increased in popularity in the U.S. as parents recognize the emotional and functional benefits of carrying their baby. Consumers continually cite the comfort, design, and convenient “hands free” mobility the Ergobaby carrier offers as key purchasing criteria. Ergobaby is also recognized as an industry leader in innovation. With the launch of the Ergo 4-Position 360 Carrier in 2014, the launch of the 3-Position ADAPT carrier in 2016, the launch of the All Position Omni 360 carrier in 2017, and the launch of the Embrace carrier in 2019, Ergobaby continues to innovate in the baby carrier segment on a regular basis.
Baby Tula Community - Tula enjoys an active and enthusiastic community who are vocal advocates for the brand. The Tula community acts as both an avid source of feedback on new product launches, which influence future product and patterns, as well as brand influencers to the broader new parenting community.
Business Strategies
Increase Penetration of Current U.S. Distribution Channels - Ergobaby continues to benefit from steady expansion of the market for wearable baby carriers and related accessories in the U.S. and internationally. Going forward, Ergobaby will continue to leverage and expand the awareness of its outstanding brands (both Ergobaby and Baby Tula) in order to capture additional market share in the U.S., as parents increasingly recognize the enhanced mobility, convenience, and the ability to remain close to the child that all Ergobaby carriers enable. Ergobaby currently markets its products to consumers in the U.S. through brick-and-mortar retailers, national chain stores, online retailers, and directly through Ergobaby.com and Babytula.com websites.

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

New Product Development - Management believes Ergobaby has an opportunity to leverage its unique, authentic lifestyle brands and expand its product line. Since its founding in 2003, Ergobaby has successfully introduced new carrier products to maintain innovation, uniqueness, and freshness within its baby carrier and travel system product lines and has become the baby carrier industry leader with the Omni 360 baby carrier. In addition to expanding into new product carriers like swaddling and nursing pillows, in 2018, Ergobaby entered the stroller category by introducing a new premium compact stroller (Metro Compact City Stroller) and a full-size stroller (180 Reversible Stroller).
Customers and Distribution Channels
Ergobaby primarily sells its products through brick-and-mortar retailers, national chain stores, online retailers and distributors. In Europe, Ergobaby products are sold through its German based subsidiary, which services brick-and-mortar retailers and online retailers in Germany and France; it’s United Kingdom based subsidiary; and its Tula subsidiary in Poland; as well as a network of distributors located in Finland, Russia, Belgium, the Netherlands, Sweden, Norway, Spain, Denmark, Italy, Turkey and the Ukraine. Customers in Canada are predominately serviced by Ergobaby’s Canadian subsidiary. Sales to customers outside of the U.S., Canadian and European markets are predominantly serviced through distributors granted rights, though not necessarily exclusive, to sell within a specific geographic region.
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
Ergobaby had approximately $10.2 million and $11.9 million in firm backlog orders at December 31, 2019 and 2018, respectively.
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
Suppliers
During 2019, Ergobaby sourced its Ergo carrier and carrier accessory products from Vietnam and India, and manufactured its stroller systems and accessory products in China.  Baby Tula products predominantly were produced from factories in India and Poland and were also produced in its own facility located in Poland.  In 2009, Ergobaby partnered with a manufacturer located in India, and in 2012, Ergobaby began sourcing carriers and accessories from a manufacturing facility in Vietnam.  More than 50% of Ergobaby’s carriers and accessories came from Vietnam in 2019. Baby Tula sourced its carrier, accessories and blanket products from Poland, Vietnam and India, with purchases from these locations accounted for approximately 9% of total Ergobaby purchases.  Management believes its manufacturing partners have the additional capacity to accommodate Ergobaby’s projected growth.
Intellectual Property
Ergobaby maintains and defends a U.S. and international patent portfolio on some of its various products, including its 3-position and 4-position carriers.  Currently, it has 40 patents (including allowances) and 15 patents pending in the U.S. and other countries. Ergobaby also depends on brand name recognition and premium product offering to differentiate itself from competition.

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
Employees
As of December 31, 2019, Ergobaby employed 166 persons in 7 locations. None of Ergobaby’s employees are subject to collective bargaining agreements. We believe that Ergobaby’s relationship with its employees is good.

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
During 2011, Liberty Safe constructed a new production line that allowed Liberty to build entry level safe products in-house. This production line produces home and gun safe models that were previously completely sourced through foreign manufacturers. This investment in production capacity makes Liberty Safe one of the largest manufacturers of home, office and gun safes in the world. This added investment in capacity in the U.S. allowed Liberty Safe to provide shorter lead times and more competitive pricing to its North American customer base.
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
Reputation for High Quality Products - Liberty Safe offers only the highest quality products on a consistent basis, which over the years has gained it an enviable reputation and a key point of differentiation from its competitors. Liberty Safe distinguishes its products through tested security and fire protection features and industry leading design focused on functionality and aesthetics. The design of its safes meets rigorous internal benchmarks for security and fire protection, with most receiving certification from Underwriters Laboratory, Inc. (“UL”), the leading product safety standard certification, for its security capabilities. Additionally, Liberty Safe’s investment in accessories and feature options have made Liberty safes the most visually appealing and functional in the industry, while providing more customized solutions for retailers and consumers.

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
Research and Development
Liberty Safe is the engineering and design leader in its sector, due to a history of first-to-market features and standard-setting design improvements. Liberty’s proactive solicitation of feedback and constant interaction with consumers and retail customers across diverse channels and geographies enables Liberty Safe to stay at the forefront of customer demands. Liberty’s approach to product development increases the likelihood of market acceptance by creating products that are more relevant to consumers’ demands. Research and development costs were $0.8 million in 2019, $0.2 million in 2018, and $0.5 million in 2017.
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
Customers and Distribution Channels
Liberty Safe has fostered long-term relationships with leading national retailers (National or Non-Dealer) as well as numerous Dealers, enabling Liberty Safe to achieve considerable brand awareness and channel exposure. Through significant investment in its national accounts sales and marketing efforts, Liberty Safe has also become a leading supplier to National accounts. Expansion into National accounts is part of Liberty Safe’s strategy to reach a broader customer base and more varied demographics. National account customers include sporting goods retailers, farm and fleet retailers, and home improvement retailers. As of December 31, 2019, 2018 and 2017, Liberty Safe had 20, 20 and 16 Non-Dealer account customers, respectively, that are estimated to have accounted for approximately 48%, 40% and 46% of net sales, respectively.

Dealer customers include local hunting and fishing stores, hardware stores and numerous other local, independent store models. As of December 31, 2019, 2018 and 2017, there were 373, 405 and 406 Dealers that accounted for 52%, 60% and 54% of net sales, respectively.
Liberty Safe’s two largest customers accounted for approximately 33.0%, 29.5% and 32.6% of net sales in 2019, 2018 and 2017, respectively.
Seasonality
Liberty Safe typically experiences its lowest earnings in the second quarter due to lower demand for safes at the onset of summer.
Sales and Marketing
Liberty Safe possesses robust sales and marketing capabilities in the safe industry. Liberty Safe utilizes separate sales teams for National accounts and Dealers, which enables it to provide more focused and effective strategies to manage and develop relationships within different channels. Liberty Safe has made significant recent investments in the development of a comprehensive sales and marketing program including merchandising, sales training and tools, promotions and supply chain management. Through these various initiatives, Liberty Safe offers highly adaptable programs to suit the varying needs of its retailers. This has enabled Liberty Safe to become a key supplier across diverse channels. Liberty Safe began advertising nationally on the Glenn Beck radio show in the second half of 2010. This advertising was successful for many years. More recently, Liberty has focused more on digital media for the web as online markets have grown in importance.
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
Channel diversity in the premium home and gun safe industry is rare. Most companies have greater concentration in either the dealer channel or national accounts, but rarely having the supply chain capabilities or sales and marketing programs to service both channels effectively such as Liberty Safe does. Major competitors have limited sales and marketing departments and programs, making it difficult for them to expand sales and gain market share.
Suppliers
Liberty’s primary raw materials are steel, sheetrock, wood, locks, handles and fabric, for which it receives multiple shipments per week. Materials, on average, account for approximately 55% - 60% of the total cost of a safe, with steel accounting for approximately 42% of material costs. Liberty purchases its materials from a combination of domestic and foreign suppliers. Historically, Liberty Safe has been able to pass on raw material price increases to its customers.

Liberty purchased approximately 25 million pounds of steel in 2019 primarily from domestic suppliers, using contracts that lock in prices two fiscal quarters in advance. Liberty Safe purchases coiled and flat steel in gauges from four to fourteen. Liberty Safe specifies rigorous requirements related to surface and edge finish and grain direction. All steel products are checked to ASTM specification and dimensional tolerances before entering the production process.
Liberty Safe had approximately $5.7 million and $6.0 million in firm backlog orders at December 31, 2019 and 2018, respectively.
Intellectual Property
Liberty Safe relies upon a combination of patents and trademarks in order to secure and protect its intellectual property rights. Liberty Safe currently owns 35 trademarks and 6 patents on proprietary technologies for safe products.
Regulatory Environment
Liberty Safe's management believes that Liberty Safe is in compliance with applicable environmental and occupational health and safety laws and regulations. Liberty Safe has recently moved to a powder paint application in order to reduce hazardous VOC emissions.
Employees
As of December 31, 2019, Liberty Safe had 384 full-time employees and 7 temporary employees. Liberty’s labor force is non-union. Management believes that Liberty Safe has an excellent relationship with its employees.

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
Airguns
Airguns has historically represented Velocity's largest product category. The airgun product line consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Velocity's airguns are designed to be multi-purpose, multi-occasion products, for use in recreational plinking and target shooting, pest control, and hunting. Velocity offers a “good, better, best” array of airguns under the Crosman and Benjamin brands. The Crosman brand is known for high value at an accessible price, where the Benjamin brand is typically associated with premium products falling within the mid- to high-price point. Additionally, Velocity rounds out its offering with mid-level products produced under an exclusive licensing agreement with Remington for its Remington, Marlin, DPMS, and Bushmaster brands.
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
Competitive Conditions
Airguns
Velocity's airgun line competes with offerings from several airgun manufacturers, including Daisy Outdoor Products, Gamo Outdoor USA (which acquired Daisy in July 2016 but remains separately branded), and Germany-based Umarex. The market for airguns is relatively concentrated, led by Crosman, Daisy, Gamo, and Umarex, according to Sports OneSource data. Key determinants in consumer purchasing decisions include product performance, quality, and brand loyalty.
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

◦
Airguns - Building on the Silencing Barrel Device (SBD) technology, Velocity is introducing a line of multi-shot break-barrel models that feature a 10-shot clip that advances automatically. Velocity is also enjoying success with licensed products under the Remington, DPMS, and Bushmaster brands.

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
Customers
Velocity sells its products through nearly all major domestic mass merchants and sporting goods retailers and has established a strong e-commerce platform to allow for flexibility in a changing retail environment. The three largest customers represented 39% of gross sales in 2019 and represented the major sales channels; mass merchant, e-commerce, and regional retail.
Seasonality
Velocity typically has higher sales in the third and fourth quarter each year, reflecting the hunting and holiday seasons, respectively.
Sales and Marketing
Velocity's products are sold through over 900 customers across a mix of sales channels, including mass merchants, national retailers, distributors/dealers/regional chains, international distributors, and e-commerce. Over the last 5 years, management has successfully diversified both its sales channel composition and customer mix.
Velocity sells its products through nearly all major domestic mass merchants and sporting goods retailers currently selling airguns and has established a strong e-commerce platform to allow for flexibility in a changing retail environment.

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
Velocity had a backlog of $3.5 million at both December 31, 2019 and 2018.
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
Intellectual Property
Velocity Outdoor currently holds a global portfolio of more than 100 registered trademarks and a global patent portfolio of more than 50 issued patents with many more pending. Management considers its patent holdings, trademarked brand names, preeminent name recognition, ability to design innovative products, and technical and marketing expertise to be its primary competitive advantages.
Regulatory Environment
Airguns
Airguns enjoy a relatively unrestrictive federal regulatory framework, with most regulations determined at the state level. Although there are no federal laws regulating their transfer, possession or use, non-powder guns are subject to oversight from the Consumer Product Safety Commission (“CSPC”). Therefore, airguns are subject to generalized statutory limitations involving “substantial product hazard” and articles that pose a substantial risk of injury to children, though the CSPC has not adopted specific mandatory regulations in this area. Federal law prevents states from prohibiting the sale of airguns, but allows for state-by-state restrictions on sales of airguns to minors. Thirteen states have imposed such restrictions. Historically, there have not been attempts to grandfather the regulation of airguns into that of traditional powdered firearms, as legislative efforts have largely focused on responding to and refining the existing regulatory framework for each respective category rather than overhauling the coordination or transfer of enforcement duties across agencies.
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
Employees
Velocity had 297 employees at December 31, 2019. Velocity’s labor force is non-union. Management believes that Velocity has a good relationship with its employees.

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
We purchased a controlling interest in Advanced Circuits on May 16, 2006. Since our acquisition, Advanced Circuits has completed several add-on acquisitions that expanded their customer base in various industries and sectors, including the aerospace and defense industry and the long-lead sector. Over 50% of Advanced Circuits’ sales are derived from highly profitable small-run and quick-turn production PCBs. Advanced Circuits’ success is demonstrated by its broad base of over 11,000 customers that it does business with throughout the year.
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
Both globally and domestically, the PCB market can be separated into three categories based on required lead time and order volume:

•
Small-run PCBs — These PCBs are typically manufactured for customers in research and development departments of OEMs and academic institutions. Small-run PCBs are manufactured to the specifications of the customer, within certain manufacturing guidelines designed to increase speed and reduce production costs.

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

These categories can be further distinguished based on board complexity, with each portion facing different competitive threats. Advanced Circuits competes largely in the small-run and quick-turn production portions of the North American market, which have not been significantly impacted by Asian-based manufacturers due to the quick response time required for these products. Management believes the North American PCB market was estimated to be approximately $3.8 billion in 2019.
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

The following table shows Advanced Circuits’ gross revenue by products and services for the periods indicated:

Gross Sales by Products and Services (1)	Year Ended December 31,
	2019	2018	2017
Volume Production (including assembly)	46.6%	45.4%	44.8%
Quick-Turn Production	32.0%	33.0%	33.0%
Small-run Production	18.6%	18.9%	20.4%
Third Party	2.8%	2.7%	1.8%
Total	100.0%	100.0%	100.0%

(1)	As a percentage of gross sales, exclusive of sale discounts.
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

•
Diverse Customer Base — Advanced Circuits possesses a customer base with little industry or customer concentration exposure. For each of the years ended December 31, 2019, 2018 and 2017, no customer represented more than 3% of net sales.

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
Manufacturing Facility Enhancement - In 2019, Advanced Circuits built out a new state-of-the-art printed circuit board manufacturing facility that will allow it to provide existing and new customers with enhanced capabilities.
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
Customers and Distribution Channels
Advanced Circuits’ focus on customer service and product quality has resulted in a broad base of customers in a variety of end markets, including industrial, consumer, telecommunications, aerospace/defense, biotechnology and electronics manufacturing. These customers range in size from large, blue-chip manufacturers to small, not-for-profit university engineering departments. The following table sets forth management’s estimate of Advanced Circuits’ approximate customer breakdown by industry sector for the fiscal years ended December 31, 2019, 2018 and 2017:

	Customer Distribution
Industry Sector	2019	2018	2017
Electronics Manufacturing Services	23%	21%	24%
Electrical Equipment and Components	20%	25%	24%
Industrial and Commercial Machinery	18%	16%	15%
Educational Institutions	8%	12%	10%
Measuring Instruments	5%	3%	5%
Engineer Services	4%	2%	3%
Business Services	1%	1%	1%
Wholesale Trade-Durable Goods	1%	1%	1%
Transportation Equipment	5%	7%	8%
All Other Sectors Combined	15%	12%	9%
Total	100%	100%	100%
Management estimates that over 75% of its orders are generated from existing customers. Moreover, more than half of Advanced Circuits’ orders in each of the years 2019, 2018 and 2017 were delivered within five days (not including long-lead orders). In a typical year, no single customer represents more than 3% of Advanced Circuits’ sales.

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
Advanced Circuits, due to the volume of small-run and quick turn sales, had a negligible amount in firm backlog orders at December 31, 2019 and 2018.
Competition
There are currently an estimated 160 active domestic PCB manufacturers. Advanced Circuits’ competitors differ amongst its products and services.
Competitors in the small-run and quick-turn PCBs production industry include larger companies as well as small domestic manufacturers. The largest independent domestic small-run and quick-turn PCB manufacturer in North America is TTM Technologies, Inc. Though this company produces small-run PCBs to varying degrees, in many ways it is not a direct competitor with Advanced Circuits. In recent years, larger competitors have primarily focused on producing boards with greater complexity in response to the offshoring of low and medium layer count technology to Asia. Compared to Advanced Circuits, small-run and quick-turn PCB production accounts for much smaller portions of larger competitors revenues. Further, these competitors often have much greater customer concentrations and a greater portion of sales through large electronics manufacturing services intermediaries. Beyond large, public companies, Advanced Circuits’ competitors include numerous small local and regional manufacturers, often with revenues under $20 million. These smaller competitors have long-term customer relationships and typically produce both small-run and quick-turn PCBs and production PCBs for small OEMs and EMS companies. The competitive factors in small-run and quick-turn production PCBs are response time, quality, error-free production and customer service. Competitors in the long lead-time production PCBs generally include large companies, including Asian manufacturers, where price is the key competitive factor.
New market entrants into small-run and quick-turn production PCBs confront substantial barriers including significant investments in equipment, securing a highly skilled workforce with extensive engineering knowledge and compliance with environmental regulations. Beyond these tangible barriers, Advanced Circuits’ management believes that its network of customers, established over the last two decades, would be very difficult for a competitor to replicate.
Suppliers
Advanced Circuits’ raw materials inventory is small relative to sales and must be regularly and rapidly replenished. Advanced Circuits uses a just-in-time procurement practice to maintain raw materials inventory at low levels. Additionally, Advanced Circuits has established consignment relationships with several vendors allowing it to pay for raw materials as used. Because it provides primarily lower-volume quick-turn services, this inventory policy does not hamper its ability to complete customer orders. Raw material costs constituted approximately 24%, 23% and 21% of net sales for each of the fiscal years ended December 31, 2019, 2018 and 2017, respectively.
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
Employees
As of December 31, 2019, Advanced Circuits employed 487 persons. None of Advanced Circuits’ employees are subject to collective bargaining agreements. Advanced Circuits believes its relationship with its employees is good.
Arnold
Overview
Headquartered in Rochester, New York, Arnold serves a variety of markets including aerospace and defense, general industrial, motorsport/ automotive, oil and gas, medical, energy, reprographics and advertising specialties. Over the course of more than 100 years, Arnold has successfully evolved and adapted its products, technologies, and manufacturing presence to meet the demands of current and emerging markets. Arnold has expanded globally and built strong relationships with its customers worldwide. As a result, Arnold provides its customers with new and innovative materials and solutions that empowers them to develop next generation technologies. Arnold is the largest and, we believe, the most technically advanced U.S. manufacturer of engineered magnetic systems. Arnold is one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. Arnold serves customers and generates revenues via three business units:

•
PMAG - Permanent Magnets and Assemblies Group- Arnold’s high performance permanent magnets have a wide variety of applications, mainly used for rotating electrical machinery such as motor and generators. Industries served include aerospace and defense, energy exploration, industrial, motorsport and medical.

•
Precision Thin Metals - Produces thin and ultra-thin alloys that improve the power density electrical systems such as motors, generators, and transformers along with thin foils for other applications such as electromagnetic shielding, lightweight structures, and implantable structures. Industries served include aerospace and defense, industrial, energy exploration, and medical.

•
Flexmag™ - The highest quality flexible magnetic sheet and strip, Flexmag products not only are magnetic but their processing capabilities allow for loading of a variety of materials into their flexible sheet products. Industries served include advertising specialties, industrial, medical, and automotive.

Arnold operates 9 manufacturing facilities worldwide split under the three business units shown above but functions as one company and one team. Arnold supports its future growth for each of the business units through its Technology Center Located in Madison, Wisconsin.
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
Through 2018 and 2019, Arnold deployed more advanced material from its PTM group such as Arnon 2 and 4 gauge electrical steels along with advanced performance molypermalloy metals. Advancements from the PMAG group during this same timeframe were targeted at magnet retention in high performance applications. The result of this hard work was the development of Carbon Fiber sleeving capabilities at its Sheffield UK facility. Lastly, Flexmag also introduced customized highly loaded composite materials for a variety of applications.
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

Precision Thin Metals
Arnold’s precision thin metals segment manufactures precision thin strip and foil products from an array of materials and represents approximately 11% of Arnold sales on an annualized basis. The Precision Thin Metals segment serves the aerospace and defense, power transmission, alternative energy (hybrids, wind, battery, solar), medical, security, and general industrial end-markets. With top-of-the-line equipment and superior engineering, Precision Thin Metals has developed unique processing capabilities that allow it to produce foils and strip with precision and quality that are unmatched in the industry (down to 1/10th thickness of a human hair). In addition, the segment’s facility is capable of increasing production from current levels with its existing equipment and is, we believe, well-positioned to realize future growth.
Precision Thin Metals—Products and Applications:

•	Electrical steels for hybrid propulsion systems, electric motors, and micro turbines

•	Electromagnetic and Radio Frequency Shielding

•	Lightweight structures for aerospace applications

•	Irradiation windows

•	Batteries

•	Military countermeasures

Flexmag
Arnold is one of two North American manufacturers of flexible rubber magnets for specialty advertising, medical, and reprographic applications. Flexmag represents approximately 17% of Arnold sales on an annualized basis. It primarily sells its products to specialty advertisers and original equipment manufacturers. With highly automated manufacturing processes, Flexmag can accommodate customers required short lead times. Flexmag benefits from a loyal customer base and significant barriers to entry in the industry. Flexmag’s success is driven by superior customer service, and proprietary formulations offering enhanced product performance.
Flexmag—Products and Applications:

•	Extruded and calendared flexible rubber magnets with optional laminated printable substrates

•	Electromagnetic and Radio Frequency Shielding

•	Retail displays

•	Theft detection/ security

•	Seals and enclosures

•	Signage for various advertising and promotions
Competitive Strengths
Competitive Landscape
The specialty magnetic systems industry is highly fragmented, creating a competitive landscape with a variety of magnetic component manufacturers. However, few have the breadth of capabilities that Arnold possesses. Manufacturers compete on the basis of technical innovation, co-development capabilities, time-to-market, quality, geographic reach and total cost of ownership. Industry competitors relevant to Arnold’s served markets range from large multinational manufacturers to small, regional participants. Given these dynamics, we believe the industry will likely favor players that are able to achieve vertical integration and a diversification of offerings across a breadth of products along with magnet engineering and design expertise. The focus will be engineering solutions together with its customers.
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

Arnold continues to be an industry leader with regard to new product formulations and innovations. As evidence of this, Arnold currently relies on a deep portfolio of “trade secrets” and proprietary intellectual property. Arnold continuously endeavors to introduce magnet solutions that exceed the performance of current offerings and meet customer design specifications.
Growth in Arnold’s business is primarily focused in three areas:
(i) Growing market share in existing end-markets and geographies, with a focus on aerospace and defense, medical and niche industrial systems;
(ii) Vertical integration through new products and technologies;
(iii) Completing opportunistic acquisitions and partnerships to reduce product introduction and market penetration time.
Existing End-Markets and Geographies
Aerospace and Defense
In the aerospace and defense sector, Arnold is selling magnets, magnetic assemblies and ultra-thin foil solutions. Specifically, in the aerospace industry, Arnold’s assemblies have been designed into products, which enables Arnold to benefit from the market growth and a healthy flow of business based on current airframe orders. Through its OEM customers, many new commercial aircraft placed in service contain assemblies produced by Arnold. Arnold’s sales to large aerospace and defense manufacturers includes magnetic assemblies used in applications such as motors and generators, actuators, trigger mechanisms, and guidance systems, as well as magnets for these and other uses. In addition, it sells its ultra-thin foil for use in military countermeasures, lightweight structures, brazing alloys, and motor laminations.
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
Motorsport / Automotive
Arnold produces high performance motor components and sub-assemblies for motorsport and automotive applications, such as the Kinetic Energy Recovery System, which includes a composite sleeved RECOMA® SmCo magnet rotor for a high speed, high power system and Electric Turbo Chargers that operate at greater than 100,000 RPM. Further emerging magnetic applications include electric traction drives, regenerative braking systems, starter generators, and electric turbo charging. As much of this technology utilizes magnetic systems, Arnold expects to benefit from this trend.
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
Research and Development
Arnold has a core research and development team with extensive industry experience located at its Technology Center. In addition to the Technology Center, a large number of other Arnold staff members assigned to the business units contribute to the research and development effort at various stages. Product development also includes collaborating with customers and field testing. This feedback helps ensure products will meet Arnold’s demanding standards of excellence as well as the constantly changing needs of end users. Arnold’s research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance testing center equipped to ensure product safety, durability and superior performance.
Customers and Distribution Channels
Arnold’s focus on customer service and product quality has resulted in a broad base of customers in a variety of end markets. Products are used in applications such as aerospace and defense, motorsport / automotive, oil and gas, medical, general industrial, energy, reprographics, and advertising specialties.
The following table sets forth management’s estimate of Arnold’s approximate customer breakdown by industry sector for the fiscal years ended December 31, 2019, 2018 and 2017:

	Customer Distribution
Industry Sector	2019	2018	2017
Aerospace and Defense	36%	31%	25%
General Industrial	24%	26%	28%
Advertising specialties	10%	12%	13%
Motorsport/ automotive	11%	11%	13%
Oil and Gas	5%	5%	4%
Energy	4%	4%	4%
Medical	4%	3%	3%
Reprographic	2%	6%	7%
All Other Sectors Combined	4%	2%	3%
Total	100%	100%	100%
Arnold has a large and diverse, blue-chip customer base. Sales to Arnold’s top ten customers were 26% of total sales for each of the years ended December 31, 2019 and December 31, 2018, and 24% of total sales for the year ended December 31, 2017. No individual customer represented greater that 10% of Arnold’s net revenues in 2019.
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
Arnold had firm backlog orders totaling approximately $51.6 million and $48.3 million, respectively, at December 31, 2019 and 2018.
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
Intellectual Property
Arnold currently relies on a deep portfolio of “trade secrets” and proprietary intellectual property.
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
Employees
Arnold is led by a capable management team of industry veterans that possess a balanced combination of industry experience and operational expertise. Arnold employed approximately 704 hourly and salaried employees located throughout North America, Europe and Asia at December 31, 2019. Arnold’s employees are compensated at levels commensurate with industry standards, based on their respective position and job grade.
Arnold’s workforce is non-union except for approximately 76 hourly employees at its Marengo, Illinois facilities, which are represented by the International Association of Machinists (IAM). Arnold enjoys good labor relations with its employees and union and has a three year contract in place with the IAM, which will expire in June 2022.
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

•
Favorable Cost-to-value Proposition - The high cost of failure, relatively low proportionate cost of foam to the final product being protected, and a sometimes lengthy testing and qualification process represent significant barriers to customers changing solution providers or packaging material choices.

•
Equipment and Processing Infrastructure - Foam Fabricators’ existing base of production equipment has a significant estimated replacement cost. Management estimates the cost of opening a new shape molding facility at approximately $5 million, excluding real estate, and it must meet stringent environmental standards. A new entrant could require as much as 1-2 years of lead time to match the process performance requirements, customization of equipment and material formulations necessary to effectively compete in the molded foam industry. Moreover, Foam Fabricators has a strong preventive maintenance program and in-house equipment division that is responsible for repairing and rebuilding presses. This allows Foam Fabricators to significantly extend the average useful life of its machinery and reduce the ongoing capital investment requirements, creating an advantage over competitors.

Business Strategies
Defend Market Position - As a leading supplier of custom molded foam solutions, management believes Foam Fabricators enjoys strong brand awareness and a reputation for superior quality and service in the industry. In a market characterized by fragmented competition, Foam Fabricators will continue to focus on providing a best in class suite of products and capabilities.
Remain Committed to Customers - Functional and error-free products are key considerations for its customers and Foam Fabricators has maintained a disciplined approach to ensure its products meet the highest standard of quality. Utilizing a balanced scorecard, Foam Fabricators has achieved a 99.0% 1st piece acceptance rate, less than 2 complaints per 1000 shipments and a less than 0.05% rejection rate. As a result of this strong quality assurance, Foam Fabricators has had little customer attrition.
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
Customers
Foam Fabricators maintains a broad base of over 300 customers across a wide variety of end-markets, including appliances, pharmaceuticals, food and beverage, consumer electronics, automotive, furniture, building products and logistics. Foam Fabricators’ products are sold primarily direct to the customer or through third-party packaging distributors. Foam Fabricators has maintained long-standing relationships with its top customers, often averaging ten or more years. Foam Fabricators three largest customers comprised approximately 44%, 40%, 37% of sales in the year ended December 31, 2019, 2018 and 2017, respectively.
Foam Fabricators often maintains resin cost pass-through provisions with its contracted customers, allowing them to pass-through material resin price changes - resin constitutes their primary raw material cost.
The following table sets forth Foam Fabricator's customer breakdown by sector for the fiscal years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
	2019	2018	2017

Appliance	39.0%	37.8%	37.6%
Insulated shipping containers	32.4%	33.9%	33.9%
Protective packaging	8.3%	7.8%	7.9%
Office furniture	4.9%	3.8%	3.9%
Automotive	4.0%	4.8%	6.0%
Construction	1.9%	2.9%	3.0%
Other	9.5%	9.0%	7.7%
	100%	100%	100%
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
Employees
As of December 31, 2019, Foam Fabricators employed 665 full-time employees in 14 locations. None of Foam Fabricators’ U.S.-based employees are subject to collective bargaining agreements. Under Mexican Federal Labor Law, 167 employees at the two Mexican manufacturing facilities are unionized. Foam Fabricators believes its relationship with its employees is good.
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
In January 2016, Sterno expanded their product offering with the acquisition of Northern International Inc. ("Sterno Home"). Sterno Home was formed in 1997 by its three founding partners who had been in the import and product development business since 1979. The success in the outdoor lighting an innovative use of LED technology evolved into the development of patented flameless candle product line. Sterno Home's flameless candle evolved the battery-operated candle market from a functional safety oriented product into an attractive décor piece meant to enhance the beauty of consumer’s homes.
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
Products and Services
Sterno is a “full-line” supplier offering a broad array of portable chafing fuels, table lighting, outdoor lighting products, wickless candles and fragrance products with approximately 4000 SKUs serving the foodservice and retail markets. Sterno originally focused on chafing fuel (“canned heat”) products and later expanded its offerings to include table ambiance products such as liquid wax, wax candles and votive lamps, as well as outdoor lighting with the acquisition of Sterno Home in 2016, and wax cubes and warmer products through its acquisition of Rimports. Sterno’s products fall into six major categories: canned heat, catering equipment and butane products, table lighting, flameless candles and outdoor lighting, wickless candle and fragrance products.
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
Flameless Candles and Outdoor Lighting - Through Sterno Home, Sterno offers a wide selection of lighting for your home, garden, patio and yard with over 1000 SKU's available in our retail markets. Sterno Home first delved into lighting with lighting fixtures for illuminating front and backyard pathways. Sterno Home quickly expanded its line to include other types of home lighting products, most notably bollards, shepherd hook lights and line voltage powered coach lights and street lights. Sterno Home’s 20-year history of providing high quality, low cost consumer-directed lighting has cemented it as a top tier supplier in both the flameless candle and outdoor lighting categories. All of Sterno Home’s products are powered by one of the following:

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
Landscape Lighting
The landscape lighting category was Sterno Home’s first offering. Starting with simple low voltage path lights, Sterno Home quickly expanded its offering to reflect the growing needs of the DIY and home décor consumer. Landscape lighting is lighting that promotes and accentuates elements of a consumer’s home, yard or garden so its beauty can be enjoyed both in daytime and nighttime. Another benefit of landscape lighting is added safety as it is easier to navigate around a home at night when it is reasonably well-lit. Landscape lighting was originally most commonly powered through a low voltage setup but as solar technologies have rapidly developed, many of these fixtures can achieve their lighting purposes with only a solar panel for power generation. Consumers with higher and more consistent lighting requirements most often opt for low voltage kits using wire and transformers to light their fixtures. Solar powered fixtures are advantageous for those consumers looking for cheaper and quicker to set up lighting solutions even if it often means less lumens and light. Another notable technology has been the development of LED lighting. LED’s more efficient power generation technology has allowed for advantageous fixture designs and a higher level of power generation which were not easy or as cost effective to achieve as with legacy lighting technologies such as incandescent or halogen. LEDs also last longer and are generally more robust than older technologies.
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

Sterno sells into Foodservice, Retail and OEM markets. The following table sets forth Sterno’s gross revenue by product for the fiscal years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
Gross sales by product (1)	2019	2018	2017
Canned Heat	29%	28%	46%
Wickless Candle Products	28%	27%	—%
Flameless Candle and Outdoor Lighting	20%	24%	34%
Diffusers and Essential Oils	5%	6%	—%
Table Lighting	5%	5%	6%
Other	13%	10%	14%
	100%	100%	100%
(1) As a percentage of gross sales, exclusive of sale discounts.
Competitive Strengths
Leading Brand Recognition & Market Share - Sterno Products is the market share leader in the canned chafing fuel market. Management believes Sterno Products enjoys outstanding brand awareness and a reputation for superior quality and performance with distributors, caterers, hotels and other end users. Sterno Home offers a wide variety of products to a cross section of North American retail and its diversity gives us a unique standing in this marketplace. Most of Sterno Home's competitors specialize in one aspect of fulfilling the market. They either only sell to a few retailers or only actively develop few or even only one category of product. This exposes them to major financial challenges when they lose that account or when that product is beat out by a competitor or starts to wane in the marketplace. Rimports is the market share leader in fragrance systems, particularly the wickless candle market, and growing in the essential oils and diffusers and plug-in liquid fragrance markets. Rimports offers a large variety of products to retailers in North America, Canada, China, and the United Kingdom.
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
Customers and Distribution Channels
Sterno's products are sold primarily through the foodservice and consumer retail channels. Sterno’s product distribution network is comprised of long-standing, entrenched relationships with a diversified set of customers. Sterno’s top ten customers comprised approximately 66%, 79%, and 68% of gross sales in the year ended December 31, 2019, 2018 and 2017, respectively.
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
Sterno had approximately $22.9 million and $26.5 million in firm backlog orders at December 31, 2019 and 2018, respectively.
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

Intellectual Property
Sterno relies upon a combination of trademarks and patents in order to secure and protect its intellectual property rights. Sterno currently owns approximately 242 registered trademarks and 93 patents globally, and has 64 applications for patents pending.
Regulatory Environment
Sterno is proactive regarding regulatory issues and is in compliance with all relevant regulations. Sterno maintains adequate product liability insurance coverage. Management believes that Sterno is in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations.
Employees
As of December 31, 2019, Sterno employed approximately 659 persons in 11 locations. None of Sterno’s employees are subject to collective bargaining agreements. We believe that Sterno’s relationship with its employees is good.

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
The boards of directors of our respective businesses have fiduciary duties to all their shareholders, including the Company and noncontrolling shareholders. As a result, they may make decisions that are in the best interests of their shareholders generally, but which are not necessarily in the best interest of the Company or our shareholders. In dealings with the Company, the directors of our businesses may have conflicts of interest and decisions may have to be made without the participation of directors appointed by the Company, and such decisions may be different from those that we would make.
Our financing arrangements expose us to additional risks associated with leverage and inhibits our operating flexibility and reduces cash flow available for distributions to our shareholders.
At December 31, 2019, we had approximately $400 million of consolidated debt outstanding. This level of consolidated debt could have important consequences, such as (i) limiting our ability to obtain additional financing to fund our potential growth; (ii) increasing the cost of future borrowings; (iii) limiting our ability to use operating cash flow in our other areas of our business because of cash requirements to service our debt; and (iv) increasing our vulnerability to adverse economic conditions. Our financing arrangements subject the Company to certain customary affirmative and restrictive covenants. If we violate any of these covenants, our lender may accelerate the maturity of any debt outstanding under our 2018 Credit Facility. Our ability to meet our debt service obligations may be affected by events beyond our control and will depend primarily upon cash produced by our businesses. Any failure to comply with the terms of our indebtedness could materially adversely affect us.
Changes in interest rates could materially adversely affect us.
Our 2018 Credit Facility bears interest at floating rates which will generally change as interest rates change. We bear the risk that the rates we are charged by our lender will increase faster than the earnings and cash flow of our businesses, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our 2018 Revolving Credit Facility and reduce cash flow available for distribution, any of which could materially adversely affect us.
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
CGI, through a wholly owned subsidiary, owns 8,120,548 or approximately 13.6% of our common shares and may have significant influence over the election of directors in the future.

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
The Series A, Series B and Series C Preferred Shares are equity securities and are subordinated to our existing and future indebtedness.
The Series A, Series B and Series C Preferred Shares are our equity interests and do not constitute indebtedness. This means that the Series A, Series B and Series C Preferred Shares rank junior to all of our indebtedness and to other non-equity claims on us and our assets available to satisfy claims on us, including claims in our liquidation. In addition, the rights allocated to the Company’s allocation interests may reduce the amount available for distribution by the trust upon its liquidation, dissolution or winding up. Further, the Series A, Series B and Series C Preferred Shares place no restrictions on our business or operations or on our ability to incur indebtedness or engage in any transactions, subject only to the limited voting rights.
Risks Relating to Our Manager
Our Chief Executive Officer, directors, Manager and management team may allocate some of their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs, which may materially adversely affect our operations.
While the members of our management team anticipate devoting a substantial amount of their time to the affairs of the Company, only Mr. Ryan Faulkingham, our Chief Financial Officer, devotes substantially all of his time to our affairs. Our Chief Executive Officer, directors, Manager and members of our management team may engage in other business activities. This may result in a conflict of interest in allocating their time between our operations and our management and operations of other businesses. Their other business endeavors may be related to CGI, which will continue to own several businesses that were managed by our management team prior to our initial public offering, or affiliates of CGI as well as other parties. Conflicts of interest that arise over the allocation of time may not always be resolved in our favor and may materially adversely affect our operations. See Part III, Item 13. "Certain Relationships and Related Transactions, and Director Independence" for the potential conflicts of interest of which you should be aware.
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
Our Manager is entitled to receive a management fee that is based on our adjusted consolidated net assets, as defined in the management services agreement, regardless of the performance of our businesses. The calculation of the management fee is unrelated to the Company’s net income. As a result, the management fee may incentivize our

Manager to increase the amount of our assets. For example, the acquisition of additional assets or the incurrence of third party debt could be prioritized rather than increasing the performance of our businesses.
We cannot determine the amount of the management fee that will be paid over time with any certainty.
The management fee paid to CGM for the year ended December 31, 2019 was $37.0 million. The management fee is calculated by reference to the Company’s adjusted net assets, which will be impacted by the acquisition or disposition of businesses, which can be significantly influenced by our Manager, as well as the performance of our businesses and other businesses we may acquire in the future. Changes in adjusted net assets and in the resulting management fee could be significant, resulting in a material adverse effect on the Company’s results of operations. In addition, if the performance of the Company declines, assuming adjusted net assets remains the same, management fees will increase as a percentage of the Company’s net income.
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
Under the Management Services Agreement, the Company will be obligated to pay a management fee to and, subject to certain conditions, reimburse the costs and out-of-pocket expenses of our Manager incurred on behalf of the Company in connection with the provision of services to the Company. Similarly, our businesses will be obligated to pay fees to and reimburse the costs and expenses of our Manager pursuant to any offsetting Management Services Agreements entered into between our Manager and one of our businesses, or any integration services agreements to which such businesses are a party. In addition, Sostratus LLC, as holder of the Allocation Interests, will be entitled to receive profit allocations. While it is difficult to quantify with any certainty the actual amount of any such payments in the future, we do expect that such amounts could be substantial. See the section entitled Part3, Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information about these payment obligations of the Company. The management fee and profit allocation will be payment obligations of the Company and, as a result, will be paid, along with other Company obligations, prior to the payment of distributions to shareholders. As a result, the payment of these amounts may significantly reduce the amount of cash flow available for distribution to our shareholders.
Our Manager’s influence on conducting our operations, including on our conducting of transactions, gives it the ability to increase its fees, which may reduce the amount of cash flow available for distribution to our shareholders.
Under the terms of the Management Services Agreement, our Manager is paid a management fee calculated as a percentage of the Company’s adjusted net assets for certain items and is unrelated to net income or any other performance base or measure. Our Manager controls and may advise us to consummate transactions, incur third party debt or conduct our operations in a manner that, in our Manager’s reasonable discretion, are necessary to the future growth of our businesses and are in the best interests of our shareholders. These transactions, however, may increase the amount of fees paid to our Manager. Our Manager’s ability to increase its fees, through the influence it has over our operations, may increase the compensation paid by our Manager. Our Manager’s ability to influence the management fee paid to it by us could reduce the amount of cash flow available for distribution to our shareholders.
Fees paid by the Company and our businesses pursuant to integration services agreements do not offset fees payable under the Management Services Agreement and will be in addition to the management fee payable by the Company under the Management Services Agreement.
The Management Services Agreement provides that our businesses may enter into integration services agreements with our Manager pursuant to which our businesses will pay fees to our Manager for services provided by our Manager relating to the integration of a business’s financial reporting, computer systems and decision making and management processes into our operations following an acquisition of such business. See Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information about these agreements. Unlike fees paid under the offsetting Management Services Agreements, fees that are paid pursuant to such integration services agreements will not reduce the management fee payable by the Company. Therefore, such fees will be in excess of the management fee payable by the Company.
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
If the Company fails to satisfy this “qualifying income” exception, the Company will be treated as a corporation for U.S. federal (and certain state and local) income tax purposes, and would be required to pay income tax at regular corporate rates on its income. Taxation of the Company as a corporation could result in a material reduction in distributions to our shareholders and after-tax return. This could likely result in a reduction in the value of, or materially adversely affect the market price of, the shares of the Trust.
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
As of December 31, 2019, we had identified indefinite lived intangible assets with a carrying value in our financial statements of $60.0 million, and goodwill of $438.5 million.
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
We could be adversely affected if we experience shortages of components from our suppliers or if disruptions in the supply chain lead to parts shortages for our customers.
A portion of our annual cost of sales is driven by the purchase of goods. We select our suppliers based on total value (including price, delivery and quality), taking into consideration their production capacities and financial condition, and we expect that they will be able to support our needs. However, there is no assurance that adverse financial conditions, including bankruptcies of our suppliers, reduced levels of production, natural disasters or other problems experienced by our suppliers will not result in shortages or delays in their supply of components to us. For example, the recent emergence of a novel strain of coronavirus in the city of Wuhan and the Hubei province of China has resulted in certain emergency measures to combat the spread of the virus, including extension of the Lunar New Year holidays, implementation of travel bans and closure of factories and businesses. Any significant production disruption could have a material impact on our operations, operating results and financial condition. If we were to experience a significant or prolonged shortage of critical components from our suppliers, we may be unable to meet our production schedules for some of our key products and to ship such products to our customers in a timely fashion, which would adversely affect our sales, profitability and customer relations.
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
Changes in inflation could materially adversely affect the costs and availability of raw materials used in our manufacturing businesses, and changes in fuel costs likely will affect the costs of transporting materials from our suppliers and shipping goods to our customers, as well as the effective areas from which we can recruit temporary staffing personnel. For example, at Advanced Circuits, the principal raw materials consist of copper and glass and typically represent approximately 20% of net sales. Prices for these key raw materials may fluctuate during periods of high demand. The ability by these businesses to offset the effect of increases in raw material prices by increasing their prices is uncertain. If these businesses are unable to cover price increases of these raw materials, their financial condition, business and results of operations could be materially adversely affected.
Certain of our businesses are dependent on a limited number of customers to derive a large portion of their revenue, and the loss of one of these customers may adversely affect the financial condition, business and results of operations of these businesses.
Our Velocity, Liberty, and Sterno businesses derive a significant amount of revenue from a concentrated number of retailers and distributors. Any negative change involving these retailers or distributors, including industry consolidation, store closings, reduction in purchasing levels or bankruptcies, could negatively impact the sales of these businesses and may have a material adverse effect on the results of operations, financial condition and cash flows of these businesses.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
NONE

ITEM 2. PROPERTIES
The following is a summary as of December 31, 2019 of the physical properties owned or leased by our businesses that we consider materially important to those businesses.
5.11
5.11 is headquartered in Irvine, California and leases offices and warehouse space in locations worldwide. The summary below outlines 5.11's primary leased offices and warehouse space.

Location	Square Feet	Use
Irvine, CA	21,807	Office
Manteca, CA	400,000	Warehouse
Seattle, WA	11,340	Office
Mexico City, Mexico	4,628	Office
Bankstown, Australia	10,387	Office
Malmo, Sweden	6,049	Office
Kowloon Bay, Hong Kong	17,759	Office
In addition, at December 31, 2019, 5.11 leased space for 61 retail stores, ranging in size from 3,250 square feet to 10,000 square feet.
Ergobaby
Ergobaby is headquartered in Los Angeles, California and has four other office locations worldwide. The summary below outlines Ergobaby's primary property locations. All locations are leased.

	Location	Square Feet
Ergobaby - Corporate	Los Angeles, CA	16,378
Ergobaby Europe	Hamburg, Germany	4,520

Tula	Bialystok, Poland	9,688
Liberty Safe
Liberty Safe is headquartered in Payson, Utah. Liberty leases office and warehouse facilities in Payson, Utah, where it is headquartered. The corporate headquarters and manufacturing facility are located in a 312,000 square foot building.
Advanced Circuits
Advanced Circuits is headquartered in Aurora, Colorado. Advanced Circuits' operations are located in an 114,000 square foot building in Aurora, Colorado, a 48,000 square foot building in Chandler, Arizona, and a 50,000 square foot building in Maple Grove, Minnesota. These facilities are leased and comprise both the factory and office space. The lease terms are for approximately 10-15 years with a renewal option at the Aurora, Colorado location for an additional 10 years and at the Chandler, Arizona location for an additional 7 years.
Arnold
Arnold is headquartered in Rochester, New York and has nine manufacturing facilities. The summary below outlines Arnold’s property locations. Arnold owns the Ogallala, Nebraska location and the other locations are leased. The summary below outlines Arnold's primary property locations.

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

Sterno
Sterno is headquartered in Corona, California. Sterno owns a manufacturing and production facility in Memphis, Tennessee. All other properties are leased. The summary below outlines Sterno's primary property locations.

Location	Square Feet	Use
Corona, CA	12,330	Corporate Office
Memphis, TN	100,316	Manufacturing
Texarkana, TX	336,000	Manufacturing
Delta, Canada	45,000	Warehouse
Vancouver, Canada	50,372	Office
Vancouver, Canada	33,711	Warehouse
Provo, UT	171,361	Office/Warehouse
Spanish Fork, UT	313,719	Warehouse
Velocity Outdoor
Velocity Outdoor is headquartered in Bloomfield, New York. Velocity owns a 225,000 square foot manufacturing facility in Bloomfield, New York that also holds their corporate offices, and leases a 144,000 square foot finished goods warehouse in Farmington, New York. Velocity's Ravin subsidiary operates an 80,000 square foot manufacturing facility in Superior, Wisconsin.
Corporate
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
Arnold
Our Arnold subsidiary, was named as co-defendant, together with 300 West LLC (“300 West”), in a suit filed in the Twenty-Second Judicial Circuit, McHenry County, Illinois, Chancery Division (Case No. 13CH1046) in 2013 by the State of Illinois (the “Marengo Litigation”). Arnold leases a site in Marengo, McHenry County, Illinois (the “Site”) from 300 West. Since 2008, Arnold and 300 West have been a part of the Illinois Remediation Program with respect to the Site. In the Marengo Litigation, the plaintiff claimed that 300 West and Arnold discharged Chlorinated VOCs into the groundwater on-Site, which has since migrated off-Site into private drinking wells. The plaintiff has sought injunctive relief and civil penalties. Any damages incurred by Arnold in connection with the Marengo Litigation are subject to indemnification pursuant to the Stock Purchase Agreement, among SPS Technologies, LLC (“SPS”), SPS Technologies Limited (“SPS Ltd.”), Precision Castparts Corp. (collectively with SPS and SPS Ltd., the “SPS Entities”), Arnold and Audax Private Equity Fund, L.P., dated December 20, 2004, and prior consents to indemnification given by the SPS Entities. Arnold has cooperated with the governmental agencies in the Marengo Litigation investigations and proceedings. CODI does not believe that the outcome of the Marengo Litigation will have a material adverse effect on its financial position or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common shares of Trust stock has traded on the New York Stock Exchange (the “NYSE”) under the symbol “CODI” since November 1, 2011.
Common Stock Holders
On December 31, 2019 there were 15 registered holders of our common stock. The number of registered holders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.
COMPARATIVE PERFORMANCE OF SHARES OF TRUST COMMON STOCK
The performance graph shown below compares the change in cumulative total shareholder return on common shares of Trust stock with the NYSE Composite Index and the NYSE Financial Sector Index for the previous five years, through the year ended December 31, 2019. The graph sets the beginning value of common shares of Trust stock and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of common shares of Trust stock.

	Year ended December 31,
Data	2014	2015	2016	2017	2018	2019
Compass Diversified Holdings	$100.00	$106.49	$131.02	$134.66	$107.65	$233.63
NYSE Financial Sector Index	$100.00	$96.34	$107.36	$127.46	$116.06	$145.66
NYSE Composite Index	$100.00	$95.91	$109.45	$132.69	$115.26	$147.93

Distributions
For the years 2019, 2018 and 2017, we have declared and paid quarterly cash distributions to holders of record of our common shares as follows:

Quarter Ended	Declaration Date	Payment Date	Distribution Per Share
December 31, 2019	January 6, 2020	January 23, 2020	$0.36
September 30, 2019	October 3, 2019	October 24, 2019	$0.36
June 30, 2019	July 3, 2019	July 25, 2019	$0.36
March 31, 2019	April 4, 2019	April 25, 2019	$0.36
December 31, 2018	January 3, 2019	January 24, 2019	$0.36
September 30, 2018	October 4, 2018	October 25, 2018	$0.36
June 30, 2018	July 5, 2018	July 26, 2018	$0.36
March 31, 2018	April 5, 2018	April 26, 2018	$0.36
December 31, 2017	January 4, 2018	January 25, 2018	$0.36
September 30, 2017	October 5, 2017	October 26, 2017	$0.36
June 30, 2017	July 6, 2017	July 27, 2017	$0.36
March 31, 2017	April 6, 2017	April 27, 2017	$0.36
We currently intend to continue to declare and pay regular quarterly cash distributions on all outstanding common shares through fiscal year 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7.

Recent Sales of Unregistered Securities

None.
Purchases of Equity Securities by Issuer and Affiliated Purchasers
None.
ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected historical and other data of the Company and should be read in conjunction with the more detailed consolidated financial statements included elsewhere in this Annual Report. Selected financial data below includes the results of operations, cash flow and balance sheet data of the Company for the years ended December 31, 2019, 2018, 2017, 2016, and 2015.
The Company sold 5,800,238 shares of FOX during FOX's initial public offering in August 2013, and an additional 4,466,569 shares during a FOX secondary offering in July 2014, resulting in the Company holding approximately 41% ownership interest in FOX at December 31, 2015 and 2014. In March 2017, we sold our remaining ownership interest in FOX.
The operating results of Manitoba Harvest and Clean Earth in each of the years presented below are reflected as discontinued operations in the table below and are not included in continuing operations. The operating results for Tridien in 2016 and 2015 are reflected as discontinued operations in the table below and are not included in continuing operations. The operating results of CamelBak and American Furniture in 2015 are reflected as discontinued operations and are not included in the continuing operations data below. Data included below only includes activity in our operating subsidiaries from their respective dates of acquisition.

	Year ended December 31,
(in thousands, except per share data)	2019	2018 (1)	2017 (1)	2016 (1)	2015

Statements of Operations Data:
Net sales	$1,450,253	$1,357,320	$1,002,783	$729,989	$535,168
Gross profit	519,443	469,842	361,389	245,736	185,033

	Year ended December 31,
(in thousands, except per share data)	2019	2018 (1)	2017 (1)	2016 (1)	2015
Operating income	60,196	56,628	24,501	10,811	45,054
Income (loss) from continuing operations	(40,773)	(18,877)	14,110	44,798	2,786
Income and gain from discontinued operations	347,914	17,087	19,502	11,732	162,984

Net income (loss)	$307,141	$(1,790)	$33,612	$56,530	$165,770
Net income from continuing operations—noncontrolling interest	5,542	5,217	8,245	3,205	5,939
Net loss from discontinued operations—noncontrolling interest	(266)	(1,305)	(2,624)	(1,360)	(2,007)
Net income (loss) attributable to Holdings	$301,865	$(5,702)	$27,991	$54,685	$161,838

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(2.17)	$(0.73)	$(0.77)	$0.27	$(0.44)
Discontinued operations	5.81	0.31	0.33	0.24	3.04
Basic and fully diluted income (loss) per share attributable to Holdings	$3.64	$(0.42)	$(0.44)	$0.51	$2.60

Cash distribution declared per common share	$1.44	$1.44	$1.44	$1.44	$1.44

Cash Flow Data:
Cash provided by operating activities	$84,562	$114,452	$81,771	$111,372	$84,548
Acquisitions of businesses	—	(495,136)	(158,706)	(499,116)	(1,625)
Cash provided by (used in) investing activities	743,126	(604,080)	(77,278)	(363,021)	233,880
Net amounts borrowed (repaid)	(724,250)	121,028	31,915	248,058	(172,975)
Cash (used in) provided by financing activities	(779,522)	500,111	(2,588)	208,726	(254,357)

Balance Sheet Data:
Current assets	$644,272	$681,185	$526,818	$452,819	$291,363
Total assets	1,891,892	2,372,335	1,820,303	1,777,155	1,421,042
Current liabilities	209,479	259,280	212,193	202,521	116,479
Long-term debt	394,445	1,098,871	584,347	551,652	308,639
Noncontrolling interests	50,548	59,970	52,791	38,139	47,135
Shareholders’ equity attributable to Holdings	1,115,327	859,372	873,208	856,405	826,084
(1) Includes the effect of material business acquisitions as follows:

•	The year ended December 31, 2018 includes the operating results of Foam Fabricators, acquired on February 15, 2018, and Rimports, acquired by our Sterno subsidiary on February 26, 2018.

•	The year ended December 31, 2017 includes the operating results of Velocity Outdoor, acquired on June 2, 2017.

•	The year ended December 31, 2016 includes the operating results of 5.11, acquired on August 31, 2016.

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
The Trust and the Company were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. We characterize small and middle market businesses as those that generate annual cash flows of up to $75 million. We focus on companies of this size because we believe that these companies are more able to achieve growth rates above those of their relevant industries and are also frequently more amenable to efforts to improve earnings and cash flow.
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
In addition, because we intend to fund acquisitions through the utilization of our 2018 Revolving Credit Facility, we do not expect to be subject to delays in or conditions by closing acquisitions that would be typically associated with transaction specific financing, as is typically the case in such acquisitions. We believe this advantage is a powerful one and is highly unusual in the marketplace for acquisitions in which we operate.
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
From May 16, 2006 through December 31, 2019, we purchased nineteen businesses (each of our businesses is treated as a separate operating segment) and disposed of ten businesses. The tables below reflect summarized information relating to our acquisitions and dispositions from the date of our IPO through December 31, 2019 (in thousands):
Acquisitions

			Ownership Interest - December 31, 2019
Business	Acquisition Date	CODI Purchase Price	Primary	Diluted
CBS Holdings (Staffmark) (1)	May 16, 2006	$183,200	N/a	N/a
Crosman (2)	May 16, 2006	$72,600	N/a	N/a
Advanced Circuits (3)	May 16, 2006	$81,000	69.4%	65.4%
Silvue	May 16, 2006	$36,000	N/a	N/a
Tridien (3)	August 1, 2006	$31,000	N/a	N/a
Aeroglide	February 28, 2007	$58,200	N/a	N/a
Halo	February 28, 2007	$62,300	N/a	N/a
American Furniture	August 31, 2007	$97,000	N/a	N/a
FOX (4)	January 4, 2008	$80,400	N/a	N/a
Liberty Safe (3)	March 31, 2010	$70,200	91.2%	86%
Ergobaby (3)	September 16, 2010	$85,200	81.9%	75.8%
CamelBak	August 24, 2011	$251,400	N/a	N/a
Arnold Magnetics	March 5, 2012	$128,800	96.7%	80.2%
Clean Earth (3)	August 7, 2014	$251,400	N/a	N/a
Sterno (3) (5)	October 10, 2014	$314,400	100.0%	88.5%
Manitoba Harvest (3)	July 10, 2015	$102,700	N/a	N/a
5.11	August 31, 2016	$408,200	97.58%	88.9%
Velocity Outdoor (2) (3)	June 2, 2017	$150,400	99.3%	93.9%
Foam Fabricators	February 15, 2018	$253,400	100.0%	91.5%

(1) The total purchase price for CBS Holdings includes the acquisition of Staffmark Investment LLC in January 2008 for a purchase price of $128.6 million. The Company renamed its CBS Personnel business Staffmark subsequent to the acquisition.
(2) Velocity Outdoor (formerly "Crosman Corp.") was purchased by the Company in May 2006 and subsequently sold in January 2007. We reacquired Velocity Outdoor in June 2017.
(3) The total purchase price does not reflect add-on acquisitions made by our businesses subsequent to their purchase by CODI unless indicated.
(4) FOX completed an IPO of its common stock in August 2013 in which we sold a 22% interest in FOX, reducing our ownership interest to 53%. In July 2014, FOX completed a secondary offering in which we sold a 12% interest in FOX, reducing our ownership interest to 41% and resulting in the deconsolidation of FOX from our financial results. We subsequently sold our remaining shares of FOX and now hold no ownership interest in FOX. We recognized total net proceeds from the sale of our FOX shares of approximately $465.1 million.

(5) The total purchase price of Sterno includes the acquisition of Rimports in February 2018 for a purchase price of $154.4 million.
Dispositions

Business	Date of Disposition	Sale Price	CODI Proceeds from Disposition (1)	Gain (loss) recognized (2)
Crosman	January 5, 2007	$143,000	$109,600	$35,800
Aeroglide	June 24, 2008	$95,000	$78,500	$33,700
Silvue	June 25, 2008	$95,000	$63,600	$39,600
Staffmark	October 17, 2011	$295,000	$216,000	$88,500
Halo	May 1, 2012	$76,500	$66,500	$(300)
CamelBak	August 3, 2015	$412,500	$367,800	$158,300
American Furniture	October 5, 2015	$24,100	$23,500	$(14,100)
Tridien	September 21, 2016	$25,000	$22,700	$1,700
FOX	*	*	$526,600	$428,700
Manitoba Harvest	February 28, 2019	$294,300	$219,700	$121,700
Clean Earth	June 28, 2019	$625,000	$551,900	$209,300
(1) CODI portion of the net proceeds from disposition includes debt and equity proceeds and reflects the accounting for the redemption of the sold business's minority shareholders and transaction expenses.
(2) Gain (loss) recognized on sale of our businesses is calculated by deducting our total invested capital from the net sale proceeds received.
(3) Sale price of Manitoba Harvest was C$370 million. Translation to USD is as of the date of sale.

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

2019 Highlights and Recent Events
Repayment of 2018 Term Loan
During the year ended December 31, 2019, we repaid $193.8 million of the 2018 Term Loan in July 2019, and the remaining $298.8 million balance due under the 2018 Term loan in November 2019. In connection with the repayment, we recorded $8.9 million in expense associated with the deferred financing costs that we had previously capitalized associated with the 2018 Term Loan, and $3.4 million in expense associated with the original issue discount on the 2018 Term Loan. We had an interest rate swap with a notional amount of $220 million that was effective April 1, 2016 through June 6, 2021, the original termination date of our 2014 Term Loan. We terminated the interest rate swap in connection with the repayment of the 2018 Term Loan, resulting in a payment of $4.9 million.
Trust Preferred Share Issuance
In the fourth quarter of 2019, the Trust issued 4,600,000 7.875% Series C Preferred Shares for gross proceeds of $115.0 million, or $111.0 million net of underwriters' discount and issuance costs. Distributions on the Series C Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on January 30, 2020. Distributions on the Series C Preferred Shares are cumulative.
Sale of Clean Earth
On May 8, 2019, the Company, as majority stockholder of CEHI Acquisition Corporation ("Clean Earth" or “CEHI”) and as Sellers’ Representative, entered into a definitive Stock Purchase Agreement (the “Purchase Agreement”) with Calrissian Holdings, LLC (“Buyer”), CEHI, the other holders of stock and options of CEHI and, as Buyer’s guarantor, Harsco Corporation, pursuant to which Buyer would acquire all of the issued and outstanding securities of CEHI, the parent company of the operating entity, Clean Earth, Inc.
On June 28, 2019, Buyer completed the acquisition of all of the issued and outstanding securities of CEHI pursuant to the Purchase Agreement. The sale price for Clean Earth was based on an aggregate total enterprise value of $625 million and is subject to customary working capital adjustments. After the allocation of the sale proceeds to Clean Earth non-controlling equity holders and the payment of transaction expenses of approximately $10.7 million, we received approximately $552 million of total proceeds at closing related to our debt and equity interests in Clean Earth. We recognized a gain on the sale of Clean Earth of $209.3 million during the year ended December 31, 2019. Refer to "Note L - Stockholders' Equity" for a discussion of the profit allocation associated with the sale of Clean Earth.
Sale of Manitoba Harvest
On February 19, 2019, we entered into a definitive agreement with Tilray, Inc. ("Tilray") and a wholly-owned subsidiary of Tilray, 1197879 B.C. Ltd. (“Tilray Subco”), to sell to Tilray, through Tilray Subco, all of the issued and outstanding securities of our majority owned subsidiary, Manitoba Harvest for total consideration of up to C$419 million. The completion of the sale of Manitoba Harvest was subject to approval by the British Columbia Supreme Court, which occurred on February 21, 2019. The sale closed on February 28, 2019. Subject to certain customary adjustments, the shareholders of Manitoba Harvest, including the Company, received the following from Tilray as consideration for their shares of Manitoba Harvest: (i) C$150 million in cash to the holders of preferred shares of Manitoba Harvest and the holders of common shares of Manitoba Harvest (“Common Holders”) and C$127.5 million in shares of class 2 Common Stock of Tilray (“Tilray Common Stock”) to the Common Holders on the closing date of the sale (the “Closing Date Consideration”), and (ii) C$50 million in cash and C$42.5 million in Tilray Common Stock to the Common Holders on the date that was six months after the closing date of the arrangement (the “Deferred Consideration”). The sale consideration also included a potential earnout of up to C$49 million in Tilray Common Stock to the Common Holders, if Manitoba Harvest achieved certain levels of U.S. branded gross sales of edible or topical products containing broad spectrum hemp extracts or cannabidiols prior to December 31, 2019. The threshold for the earnout was not achieved and no additional amount was recorded related to sale of Manitoba Harvest at December 31, 2019.
The cash portion of the Closing Date Consideration was reduced by the amount of the net indebtedness (including accrued interest) of Manitoba Harvest on the closing date of C$71.3 million ($53.7 million) and transaction expenses of approximately C$5.0 million. We recognized a gain on the sale of Manitoba Harvest of $121.7 million in the first quarter of 2019. Refer to "Note L - Stockholders' Equity" for a discussion of the profit allocation associated with the sale of Manitoba Harvest. Our share of the net proceeds after accounting for the redemption of the noncontrolling shareholders and the payment of net indebtedness of Manitoba Harvest and transaction expenses was approximately $124.2 million in cash proceeds and in Tilray Common Stock. In August 2019, the Company received the Deferred

Consideration related to the sale. The Company's portion of the Deferred Consideration totaled $28.4 million in cash proceeds and $19.6 million in Tilray Common Stock.
The Tilray Common Stock consideration was issued in reliance on the exemption from the registration requirements of the Securities Act and pursuant to exemptions from applicable securities laws of any state of the United States, such that any shares of Tilray Common Stock received by the Common Holders were freely tradeable. We sold the Tilray Common Stock received as part of the Closing Consideration during March 2019, recognizing a net loss of $5.3 million in Other income (expense) during the quarter ended March 31, 2019. In August 2019, the Company sold the Tilray Common Stock received as part of the Deferred Consideration, recognizing a loss of $4.9 million in Other income/ (expense) during the quarter ended September 30, 2019.
2019 Distributions
Common shares - For the 2019 fiscal year we declared distributions to our common shareholders totaling $1.44 per share.
Preferred shares - For the 2019 fiscal year we declared distributions to our preferred shareholders totaling $1.8125 per share on our Series A Preferred Shares and $1.96875 on our Series B Preferred Shares. We also declared a distribution to our preferred shareholders of $0.38281 per share on our Series C Preferred Shares. The distribution on the Series C Preferred Shares covers the period from, and including, November 20, 2019, the original issue date of the Series C Preferred Shares, up to, but excluding, January 30, 2020.
2020 Outlook and Significant Trends
During 2019, the middle market continued to be an active segment for deal flow, with continued strong deal flow expected in 2020. High valuation levels continue to be driven by the availability of debt capital with favorable terms and financial and strategic buyers seeking to deploy available equity capital. We believe that companies will focus on expanding their customer bases by diversifying their products and services in existing geographic areas during 2020.
We remain focused on marketing the Company’s attractive ownership and management attributes to potential sellers of middle market businesses and intermediaries. In addition, we continue to pursue opportunities for add-on acquisitions by certain of our existing subsidiary companies, which can be particularly attractive from a strategic perspective.
Business Outlook
For 2020, we anticipate our niche industrial companies, combined as a whole, will continue to grow revenue and earnings as a result of the overall health of the economy.  Our branded consumer companies, combined as a whole, may be impacted in 2019 by the continued weakening in the U.S. retail landscape, specifically, lower consumer foot traffic in brick and mortar retail, and the related shift to more online shopping.  We believe our branded consumer companies, with their strong positions in their respective markets and powerful brands, remain well positioned to grow revenue and earnings in 2019, notwithstanding this difficult landscape.
The areas of focus for 2020, which are generally applicable to each of our businesses, include:

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

Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the years ended December 31, 2019, 2018 and 2017, and components of the results of operations as well as those components presented as a percent of net revenues, for each of our businesses on a stand-alone basis.
We acquired Foam Fabricators in February 2018, Velocity Outdoor in June 2017, and our Sterno business acquired Rimports in February 2018. In the following results of operations, we provide (i) our actual Consolidated Results of Operations for the years ended December 31, 2019, 2018 and 2017, which includes the historical results of operations of each of our businesses (operating segments) from the date of acquisition in accordance with generally accepted accounting principles in the United States ("GAAP" or "US GAAP") and (ii) comparative historical components of the results of operations for each of our businesses on a stand-alone basis (“Results of Operations – Our Businesses”), for each of the years ended December 31, 2019, 2018 and 2017, where all years presented include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. For the 2018 acquisitions of Foam Fabricators and Rimports, the pro forma results of operations have been prepared as if we purchased these businesses on January 1, 2017. The historical operating results of Rimports have been added to the previously reported Sterno results of operations for the year ended December 31, 2017 and the Sterno results of operations for the 2018 period prior to acquisition by Sterno. For the 2017 acquisition of Velocity Outdoor, the pro forma results of operations have been prepared as if we purchased this business on January 1, 2017. We believe this presentation enhances the discussion and provides a more meaningful comparison of operating results. The following operating results of our businesses are not necessarily indicative of the results to be expected for a full year, going forward.
All dollar amounts in the financial tables are presented in thousands. References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Consolidated Results of Operations — Compass Diversified Holdings

	Year Ended December 31,
	2019	2018	2017

Net revenues	$1,450,253	$1,357,320	$1,002,783
Cost of revenues	930,810	887,478	641,394
Gross profit	519,443	469,842	361,389
Selling, general and administrative expense	335,181	320,085	261,516
Management fees	37,030	43,443	31,843
Amortization of intangible assets	54,155	49,686	34,665
Asset impairment expense	32,881	—	8,864
Operating income	60,196	56,628	24,501
Interest expense, net	(58,216)	(55,245)	(27,255)
Amortization of debt issuance costs	(3,314)	(3,905)	(9,622)
Loss on sale of securities	(10,193)	—	—
Other income (expense)	(14,504)	(5,889)	2,745
Loss from continuing operations before income taxes	(26,031)	(8,411)	(9,631)
Provision (benefit) for income taxes	14,742	10,466	(23,741)
Income (loss) from continuing operations	$(40,773)	$(18,877)	$14,110
Year ended December 31, 2019 compared to the Year ended December 31, 2018
Net revenues
Net revenues for the year ended December 31, 2019 increased by approximately $92.9 million or 6.8% compared to the corresponding period in 2018.  Our acquisitions of Foam Fabricators and Rimports in February 2018 contributed $11.6 million and $33.1 million, respectively, to the increase in revenue, reflecting a full year of ownership compared to the corresponding period in 2018. We also saw notable sales increases at 5.11 ($40.7 million), Liberty ($13.5 million) and Velocity ($16.5 million increase as a result of the Ravin acquisition in September 2018). These increases in revenue were partially offset by a decrease in net sales at our Sterno business exclusive of Rimports ($16.8 million decrease) in 2019 as compared to 2018. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net revenue by business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $43.3 million during the year ended December 31, 2019, compared to the corresponding period in 2018. Our acquisitions of Foam Fabricators and Rimports in February 2018 contributed $6.9 million and $20.8 million, respectively, to the increase in cost of revenues, reflecting a full year of ownership compared to the corresponding period in 2018. We also saw notable increases in cost of sales at 5.11 ($9.9 million), Liberty ($12.1 million) and Velocity ($10.3 million) corresponding to the increase in net sales noted above. This was partially offset by a decrease in cost of sales at our legacy Sterno business exclusive of Rimports of $16.3 million.
Gross profit as a percentage of net revenues was approximately 35.8% in year ended December 31, 2019 compared to 34.6% in 2018. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $15.1 million during the year ended December 31, 2019, compared to the corresponding period in 2018. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense increased from $14.3 million in 2018 to $14.9 million in 2019, primarily due to transaction costs associated with an unsuccessful acquisition.
Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the year ended December 31, 2019, we incurred approximately $37.0 million in expense for these fees compared to $43.4 million for the corresponding period in 2018. The $6.4 million decrease in the year ended December 31, 2019 is principally due to the sales of Manitoba Harvest in the first quarter of 2019 and Clean earth in the second quarter of 2019. Concurrent with the June 2019 sale of Clean Earth, CGM agree to waive the management fee on cash balances held at the Company, commencing with the quarter ended June 30, 2019 and continuing until the quarter in which the Company next borrows under the 2018 Revolving Credit Facility.
Amortization expense
Amortization expense for the year ended December 31, 2019 increased $4.5 million to $54.2 million as compared to the prior year, primarily as a result of the acquisitions of Foam Fabricators and Rimports in February 2018, and Ravin in September 2018.
Impairment expense
Velocity Outdoor performed an interim impairment test of their goodwill during the quarter ended September 30, 2019 as a result of operating results below forecasts in the current period as well as a re-forecast of the Velocity business in which planned earnings and revenue fell below the forecasts of prior periods. The impairment test resulted in Velocity Outdoor recording impairment expense of $32.9 million for the year ended December 31, 2019.
Interest Expense
We recorded interest expense totaling $58.2 million for the year ended December 31, 2019 compared to $55.2 million for the comparable period in 2018, an increase of $3.0 million. The increase in interest expense primarily reflects the interest associated with the issuance of our Senior Notes in April 2018. We recorded $32.0 million in interest expense for the year ended December 31, 2019 and $22.5 million in interest expense for the period from the date of issuance through December 31, 2018 related to the Senior Notes. This increase in interest expense as a result of the full year of interest associated with the Senior Notes was offset by a decrease in the average amount outstanding on our 2018 Revolving Credit Facility, which we paid off in June 2019 and did not draw on again during 2019, and the repayment of our 2018 Term Loan during the latter half of 2019.
Income Taxes
We had income tax expense of $14.7 million with an effective income tax rate of 56.6% during the year ended December 31, 2019 compared to income tax expense of $10.5 million with an effective income tax rate of 124.4% during the same period in 2018. The effective tax rate for the years ended December 31, 2019 and 2018 includes a loss at our parent company, which is taxed as a partnership. Although we had a greater loss from continuing operations before income taxes for the year ended December 31, 2019 as compared to the year ended December 31, 2018 ($26.0 million loss in 2019 and $8.4 million loss in 2018), our income tax provision increased by $4.3 million in 2019 as compared to 2018. This increase in the income tax provision was primarily a result of a decrease in the utilization of tax credits in fiscal year 2019, and the goodwill impairment related to Velocity, a portion of which was nondeductible for tax purposes. In the prior year, the effect of the recapitalization at Sterno and state income taxes as well as the geographic mix of income had a significant impact on our effective tax rate.
Year ended December 31, 2018 compared to the Year ended December 31, 2017
Net revenues
Net revenues for the year ended December 31, 2018 increased by approximately $354.5 million or 35.4% compared to the corresponding period in 2017.  Our acquisitions of Foam Fabricators and Rimports in February 2018 contributed $113.4 million and $145.6 million, respectively, to the increase in revenue, while our acquisition of Velocity Outdoor in June 2017 contributed $52.9 million to the increase, reflecting a full year of ownership compared to the corresponding period in 2017, as well as the acquisition of Ravin in September 2018. We also saw notable sales increases at 5.11 ($37.9 million), Arnold ($12.3 million) and our legacy Sterno business exclusive of Rimports ($9.4 million). These increases in revenue were partially offset by decreases in net revenue at Liberty ($9.3 million) and Ergo ($12.4 million) in 2018 as compared to 2017. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net revenue by business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $246.1 million during the year ended December 31, 2018, compared to the corresponding period in 2017. Our acquisitions of Foam Fabricators and Rimports in February 2018 contributed $82.6 million and $110.5 million, respectively, to the increase in cost of revenues, while our acquisition of Velocity Outdoor in June 2017 contributed $35.3 million to the increase, reflecting a full year of ownership compared to the corresponding period in 2017, as well as the acquisition of Ravin in September 2018. Our legacy Sterno business exclusive of Rimports had an increase in cost of revenues of $9.3 million, and Arnold had an increase in cost of revenues of $8.6 million, both in line with the increase in revenues at these entities. These increases were offset by decreases in cost of revenues at other operating segments, particularly Ergo ($3.1 million decrease) and Liberty ($3.3 million decrease).
Gross profit as a percentage of net revenues was approximately 34.6% in year ended December 31, 2018 compared to 36.0% in 2017. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $58.6 million during the year ended December 31, 2018, compared to the corresponding period in 2017. The increase in expenses in 2018 compared to 2017 is principally the result of the acquisition of Foam Fabricators ($12.3 million including $1.6 million in acquisition costs), Rimports ($4.0 million, including $0.6 million in acquisition costs) and Velocity Outdoor ($10.4 million) reflecting a full year of ownership compared to the corresponding period in 2017, as well as the acquisition of Ravin in September 2018 and acquisition costs related to Ravin of $1.4 million. We also saw notable increases in selling, general and administrative year-over-year at 5.11 ($22.2 million). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense increased from $12.7 million in 2017 to $14.3 million in 2018, primarily due to increased professional fees associated with governance and compliance costs related to the implementation of new accounting standards.
Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the year ended December 31, 2018, we incurred approximately $43.4 million in expense for these fees compared to $31.8 million for the corresponding period in 2017. The $11.6 million increase in the year ended December 31, 2018 is principally due to the increase in consolidated net assets resulting from the acquisition of Foam Fabricators in February 2018, and the add-on acquisitions by our businesses that occurred throughout 2018.
Amortization expense
Amortization expense for the year ended December 31, 2018 increased $15.0 million to $49.7 million as compared to the prior year, primarily as a result of the acquisitions of Foam Fabricators and Rimports in February 2018.
Interest Expense
We recorded interest expense totaling $55.2 million for the year ended December 31, 2018 compared to $27.3 million for the comparable period in 2017, an increase of $28.0 million. The increase in interest expense primarily reflects the interest associated with the issuance of our Senior Notes in April 2018 and the increase in the amount outstanding on our revolving credit facility in fiscal year 2018. We recorded $22.5 million in interest expense for the period from the date of issuance through December 31, 2018 related to the Senior Notes. The average amount outstanding on our revolving credit facility in 2017 was $33.6 million, while the average amount outstanding during 2018 was $205.1 million as a result of our add-on acquisitions that occurred in 2018. Our interest expense also reflects the effect of the unrealized gains or losses on our interest rate swap. In 2018 and 2017, we recognized unrealized gains of $2.3 million and $0.6 million, respectively, which reduced our interest expense.
Income Taxes
We had income tax expense of $10.5 million with an effective income tax rate of 124.4% during the year ended December 31, 2018 compared to income tax benefit of $23.7 million with an effective income tax rate of (246.5%) during the same period in 2017. The effective tax rate for the years ended December 31, 2018 and 2017 includes a loss at our parent company, which is taxed as a partnership. In December 2017, the U.S. government enacted the Tax Cuts and Jobs Act of 2017 (the "Tax Act") which made broad and complex changes to the U.S. tax code. Among other changes of the Tax Act, the tax rate on corporations was reduced from 35% to 21%; a limitation on the deduction of interest expense was enacted, certain tangible property acquired after September 2017 will qualify for 100% expensing, U.S federal income tax on foreign earnings was eliminated (subject to certain exceptions) and a new base erosion anti-tax abuse tax were added. Although the Company is treated as a partnership for U.S. federal income tax purposes, each of our businesses was affected by the Tax Act, and the resulting impact significantly affected the calculation of our year-to-date consolidated income tax provision in 2018 and 2017. Additionally, in fiscal year 2018, the effect of the recapitalization at Sterno and state income taxes as well as the geographic mix of income had a significant impact on our effective tax rate. In the prior year, the impairment expense at our Arnold business and non-deductible costs at the corporate level, including the effect of the loss on our equity investment of FOX prior to the sale of our remaining FOX shares in the first quarter of 2017, account for the majority of the remaining difference in our effective income tax rates year over year.
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

Branded Consumer Businesses
5.11
Overview
5.11 is a leading provider of purpose-built technical apparel and gear for law enforcement, firefighters, EMS, and military special operations as well as outdoor and adventure enthusiasts. 5.11 is a brand known for innovation and authenticity, and works directly with end users to create purpose-built apparel and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide.  5.11 operates sales offices and distribution centers globally, and 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and on 511tactical.com.
Results of Operations

	Year ended December 31,
(in thousands)	2019		2018		2017
Net sales	$388,645	100.0%	$347,921	100.0%	$309,999	100.0%
Gross profit	$191,594	49.3%	$160,798	46.2%	$127,708	41.2%
Selling, general and administrative expense	$159,441	41.0%	$147,137	42.3%	$124,970	40.3%
Operating income (loss)	$22,408	5.8%	$3,916	1.1%	$(7,121)	(2.3)%
Year ended December 31, 2019 compared to the Year ended December 31, 2018
Net sales
Net sales for the year ended December 31, 2019 were $388.6 million, an increase of $40.7 million, or 11.7%, compared to the same period in 2018. This increase is due primarily to retail and e-commerce sales growth of $39.3 million or 44%, driven by growing demand in direct to consumer channels. Retail sales grew largely due to sixteen new retail store openings since December 2018 (bringing the total store count to sixty-one as of December 31, 2019). The increase in net sales for the year ended December 31, 2019 were further increased by strong sales growth at Beyond of $7.5 million or 52%. Through the Beyond product category, 5.11 offers technical survival outerwear systems engineered for missions in extreme conditions. The increase in net sales for the year ended December 31, 2019 as compared to the prior year was offset by an $2.7 million decrease in consumer wholesale and a $1.4 million decrease in professional sales.

Gross Profit
Gross profit as a percentage of net sales increased from 46.2% in the year ended December 31, 2018 to 49.3% in the year ended December 31, 2019. The prior year cost of sales included a higher level of chargebacks incurred and discretionary discounts granted to customers while working through the backlog associated with challenges experienced while implementing a new Enterprise Resource Planning (ERP) system. Gross profit for the year ended December 31, 2019 was positively impacted by channel mix as direct to consumer sales, which realize higher gross profit than wholesale revenues, grew significantly versus the prior year.
Selling, general and administrative expense
Selling, general and administrative expenses for the year ended December 31, 2019 increased to $159.4 million or 41.0% of net sales compared to $147.1 million or 42.3% of net sales in the same period in 2018. The decrease in selling, general and administrative expense as a percentage of net sales was primarily due to the higher level of expense in the prior year associated with the move into 5.11’s new Manteca warehouse facility. The decrease in selling, general and administrative expense as a percentage of net sales was further impacted by leveraging and controlling travel expenses during fiscal year 2019. The decrease was partially offset by an increase in marketing spend to drive demand in the growing direct to consumer channels as well as performance based bonuses in fiscal year 2019.
Income from operations
Income from operations for the year ended December 31, 2019 was $22.4 million, an increase of $18.5 million when compared to the same period in 2018, based on the factors described above.

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

Ergobaby
Overview
Ergobaby, headquartered in Los Angeles, California, is a designer, marketer and distributor of wearable baby carriers and accessories, blankets and swaddlers, nursing pillows, strollers, and related products.  Ergobaby primarily sells its Ergobaby and Baby Tula branded products through brick-and-mortar retailers, national chain stores, online retailers, its own websites and distributors and derives more than half of its sales from outside of the United States.
Results of Operations

	Year ended December 31,
(in thousands)	2019		2018		2017
Net sales	$89,995	100.0%	$90,566	100.0%	$102,969	100.0%
Gross profit	$57,081	63.4%	$59,686	65.9%	$68,945	67.0%
Selling, general and administrative expense	$38,867	43.2%	$40,215	44.4%	$33,359	32.4%
Income from operations	$10,404	11.6%	$11,522	12.7%	$24,503	23.8%

Year ended December 31, 2019 compared to the Year ended December 31, 2018
Net sales
Net sales for the year ended December 31, 2019 were $90.0 million, a decrease of $0.6 million or 0.6% compared to the same period in 2018. During the year ended December 31, 2019, international sales were approximately $62.0 million, representing an increase of $4.0 million over the corresponding period in 2018. Domestic sales were $28.0 million during the year ended December 31, 2019, reflecting a decrease of $4.6 million compared to the corresponding period in 2018. The decrease in domestic sales was primarily the result of declines in both the Ergobaby and Tula brands.
Gross Profit
Gross profit as a percentage of net sales was 63.4% for the year ended December 31, 2019 compared to 65.9% for the same period in 2018. The decrease in gross profit as a percentage of net sales in the year ended December 31, 2019 compared to the year ended December 31, 2018 was due to changes in product mix from higher margin channels to lower margin channels.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2019 decreased to approximately $38.9 million or 43.2% of net sales compared to $40.2 million or 44.4% of net sales for the same period of 2018. The decrease in selling, general and administrative expense for the year ended December 31, 2019 as compared to the year ended December 31, 2018 is due to lower variable expenses related to sales, reduction in headcount, reduction in marketing spend and reduced travel in 2019. This was partially offset by additional legal fees incurred during 2019.
Income from operations
Income from operations for the year ended December 31, 2019 decreased $1.1 million, to $10.4 million, compared to $11.5 million for the same period of 2018, primarily as a result of the factors described above.
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
Results of Operations

	Year ended December 31,
(in thousands)	2019		2018		2017
Net sales	$96,164	100.0%	$82,658	100.0%	$91,956	100.0%
Gross profit	$21,005	21.8%	$19,634	23.8%	$25,645	27.9%
Selling, general and administrative expense	$11,956	12.4%	$13,158	15.9%	$15,361	16.7%
Income from operations	$8,526	8.9%	$5,906	7.1%	$9,475	10.3%
Year ended December 31, 2019 compared to the Year ended December 31, 2018
Net sales
Net sales for the year ended December 31, 2019 increased approximately $13.5 million or 16.3%, to $96.2 million, compared to the corresponding period ended December 31, 2018. Non-Dealer sales were approximately $45.8 million in 2019 compared to $32.9 million in 2018, representing an increase of $12.8 million or 38.9%. The increase in Non-Dealer sales was primarily due to the addition of a new customer in the Farm and Fleet channel in the year ended December 31, 2019. Dealer sales totaled approximately $50.4 million in the year ended December 31, 2019 compared to $49.7 million in the same period in 2018, representing an increase of $0.6 million or 1.2%. Liberty Safe’s sales backlog was approximately $5.7 million at December 31, 2019 compared to approximately $6.0 million at December 31, 2018.
Gross Profit
Gross profit as a percentage of net sales totaled approximately 21.8% in the year ended December 31, 2019 compared to 23.8% in the year ended December 31, 2018. The decrease in gross profit as a percentage of sales during the year ended December 31, 2019 compared to the same period in 2018 is attributable primarily to increased raw material costs in the first half of the year as well as changes in freight costs for certain customers in fiscal year 2019 which has decreased margins for these customers.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2019 decreased to approximately $12.0 million or 12.4% of net sales compared to $13.2 million or 15.9% of net sales for the same period of 2018. The $1.2 million decrease is primarily attributable to a planned reduction in advertising expense as Liberty refocused its ad spending from national radio and print advertising to digital media, and a reduction in co-op advertising allowances for certain national retailers.
Income from operations
Income from operations increased $2.6 million during the year ended December 31, 2019 to $8.5 million compared to income from operations of $5.9 million during the same period in 2018, principally as a result of the increase in sales and gross profit in 2019, as described above.

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
Gross Profit
Gross profit as a percentage of net sales totaled approximately 23.8% in the year ended December 31, 2018 compared to 27.9% in the year ended December 31, 2017. The decrease in gross profit as a percentage of sales during the year ended December 31, 2018 compared to the same period in 2017 is attributable primarily to cost increases in raw materials. Liberty has continued to see a rise in raw material costs, particularly the cost of steel, during 2018 as the tariffs on imported steel has led to rising domestic steel prices. On average, materials account for approximately 60% of the total costs of a safe, with steel accounting for 45% of material costs.
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
Velocity Outdoor
Overview
Velocity Outdoor is a leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices and related accessories. Velocity Outdoor offers its products under the highly recognizable Crosman, Benjamin, LaserMax, Ravin and CenterPoint brands that are available through national retail chains, mass merchants, dealer and distributor networks. Airguns historically represent Velocity Outdoor's largest product category. The airgun product category consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Velocity Outdoor's other primary product categories are archery, with products including CenterPoint and Ravin crossbows, consumables, which includes steel and plastic BBs, lead pellets and CO2 cartridges, lasers for firearms, and airsoft products. In September 2018, Velocity acquired Ravin Crossbows, a manufacturer and innovator of crossbows and accessories. Ravin primarily focuses on the higher-end segment of the crossbow market and has developed significant intellectual property related to the advancement of crossbow technology. The results of Ravin are included in the results of operations from the date of acquisition.
Results of Operations
Velocity Outdoor was acquired in June 2017. In the following results of operations, we provide the actual results of operations for the years ended December 31, 2019 and 2018, as well as comparative results of operations for Velocity for the year ended December 31, 2017 as if we had acquired the business on January 1, 2017, including relevant pro forma adjustments for the pre-acquisition period and explanations where applicable.

	Year ended December 31,
	2019		2018		2017
(in thousands)					(Pro forma)
Net sales	$147,842	100.0%	$131,296	100.0%	$120,033	100.0%
Gross profit (1)	$40,660	27.5%	$34,372	26.2%	$27,641	23.0%
Selling, general and administrative expense (2)	$25,295	17.1%	$22,761	17.3%	$18,636	15.5%
Impairment expense	$32,881	22.2%	$—	—%	$—	—%
(Loss) income from operations	$(27,138)	(18.4)%	$4,850	3.7%	$3,756	3.1%
Pro forma results of operations of Velocity for the year ended December 31, 2017 include the following pro forma adjustments, applied to historical results as if we had acquired Velocity on January 1, 2017:
(1) Gross profit was decreased by $0.2 million for the year ended December 31, 2017 to reflect the increase in the depreciable lives for machinery and equipment.
(2) Selling, general and administrative expense was increased by $0.4 million for the year ended December 31, 2017 to reflect stock compensation expense related to profit interests that were granted to Velocity employees as a result of the acquisition.
Year ended December 31, 2019 compared to the Year ended December 31, 2018
Net sales
Net sales for the year ended December 31, 2019 were $147.8 million compared to net sales of $131.3 million for the year ended December 31, 2018, an increase of $16.5 million or 12.6%. The increase in net sales for the year ended December 31, 2019 is primarily due to add-on acquisition of Ravin Crossbows in September 2018, partially offset by sales associated with the non-recurring Junior Reserves Officer Training Corps (JROTC) contract that shipped in the first half of 2018. Ravin had net sales of $43.0 million in the year ended December 31, 2019, representing a full year of ownership, compared to $12.7 million in the year ended December 31, 2018.
Gross Profit
Gross profit as a percentage of net sales was 27.5% for the year ended December 31, 2019 as compared to 26.2% in the year December 31, 2018. Cost of sales for the year ended December 31, 2018 included $2.5 million in expense related to the inventory step-up resulting from the purchase price allocation for Ravin. Excluding the effect of the inventory step-up, gross profit as a percentage of net sales was 28.1% for the year ended December 31, 2018. The decrease in gross profit as a percentage of sales in the year ended December 31, 2019 as compared to the year ended December 3, 2018 was primarily due to mix within the archery product line as well as the gross margin impact from the 2018 of the JROTC contract.
Selling general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2019 was $25.3 million, or 17.1% of net sales compared to $22.8 million, or 17.3% of net sales, for the year ended December 31, 2018. The selling, general and administrative expense for the year ended December 31, 2018 included $1.3 million in acquisition costs related to our acquisition of Ravin in September 2018 while fiscal year 2019 had higher expenses associated with the full year impact of the Ravin acquisition, as well as an increase in the fair value of the Ravin earn-out of $2.0 million that was recorded in the fourth quarter of 2019.
Impairment expense
As a result of operating results below forecasts in the current period as well as a re-forecast of the Velocity business in which planned earnings and revenue fell below the forecasts of prior periods, Velocity performed an interim impairment test of their goodwill during the quarter ended September 30, 2019, which resulted in the recording of impairment expense of $32.9 million.
(Loss) income from operations
Loss from operations for the year ended December 31, 2019 was $27.1 million, a decrease of $32.0 million when compared to income from operations of $4.9 million for the comparable period in 2018, primarily as a result of the impairment expense recognized during the third quarter of 2019.

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

Niche Industrial Businesses
Advanced Circuits
Overview
Advanced Circuits is a provider of small-run, quick-turn and volume production (including assembly) PCBs to customers throughout the United States. Historically, small-run and quick-turn PCBs have represented approximately 50% to 54% of Advanced Circuits’ gross revenues. Small-run and quick-turn PCBs typically command higher margins than volume production PCBs given that customers require high levels of responsiveness, technical support and timely delivery of small-run and quick-turn PCBs and are willing to pay a premium for them. Advanced Circuits is able to meet its customers’ demands by manufacturing custom PCBs in as little as 24 hours, while maintaining over 98.0% error-free production rates and real-time customer service and product tracking 24 hours per day.
Results of Operations

	Year Ended December 31,
(in thousands)	2019		2018		2017
Net sales	$90,791	100.0%	$92,511	100.0%	$87,782	100.0%
Gross profit	$41,506	45.7%	$43,166	46.7%	$39,884	45.4%
Selling, general and administrative expense	$14,823	16.3%	$15,108	16.3%	$14,565	16.6%
Income from operations	$25,680	28.3%	$26,335	28.5%	$23,575	26.9%

Year ended December 31, 2019 compared to the Year ended December 31, 2018
Net sales
Net sales for the year ended December 31, 2019 were approximately $90.8 million compared to approximately $92.5 million for the same period in 2018, a decrease of approximately $1.7 million or 1.9%. The decrease in net sales was due primarily to a facility move at ACI's Arizona location that halted production for a portion of September 2019 and led to a decrease in sales in the third quarter of 2019. Net sales decreased in Quick-Turn Production by approximately $2.1 million, Quick-Turn Small-Run by approximately $0.9 million, Assembly by approximately $0.5 million, and Subcontract by $0.1 million during the year ending December 31, 2019 as compared to the prior year. This was partially offset by increases in Long-Lead Time/Other of approximately $0.3 million, and decreases in promotions of approximately $1.6 million. On a consolidated basis at ACI, Quick-Turn Small-Run PCBs comprised approximately 18.6% of gross sales and Quick-Turn Production PCBs represented approximately 32.0% of gross sales for the year ended December 31, 2019. Quick-Turn Small-Run PCBs comprised approximately 18.9% of gross sales and Quick-Turn Production PCBs represented approximately 33.0% of gross sales for the year ended December 31, 2018.
Gross profit
Gross profit as a percentage of net sales decreased 100 basis points during the year ended December 31, 2019 (45.7% in 2019 compared to 46.7% in 2018) primarily as a result of sales mix.
Selling, general and administrative expense
Selling, general and administrative expenses were approximately $14.8 million in the year ended December 31, 2019 as compared to $15.1 million in the year ended December 31, 2018, a decrease of approximately $0.3 million. The decrease in selling, general and administrative expense is primarily due to decreased commissions paid in fiscal year 2019 as a result of the decrease in sales. Selling, general and administrative expenses represented 16.3% of net sales for both the year ended December 31, 2019 and the year ended December 31, 2018.
Income from operations
Income from operations for the year ended December 31, 2019 was approximately $25.7 million compared to $26.3 million in the same period in 2018, a decrease of approximately $0.7 million, as a result of the factors described above.
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
Arnold
Overview
Headquartered in Rochester, New York, Arnold serves a variety of markets including aerospace and defense, general industrial, motorsport/ automotive, oil and gas, medical, energy, reprographics and advertising specialties. Over the course of more than100 years, Arnold has successfully evolved and adapted its products, technologies, and manufacturing presence to meet the demands of current and emerging markets. Arnold has expanded globally and built strong relationships with its customers worldwide. As a result, Arnold provides its customers with new and innovative materials and solutions that empower them to develop next generation technologies. Arnold is the largest and, we believe, the most technically advanced U.S. manufacturer of engineered magnetic systems. Arnold is one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. Arnold serves customers and generates revenues via three business units: Permanent Magnets and Assemblies Group ("PMAG"), Precision Thin Metals ("PTM") and Flexmag. Arnold supports future growth of these business units through its Technology Center located in Madison, Wisconsin.
Results of Operations

	Year ended December 31,
(in thousands)	2019		2018		2017
Net sales	$119,948	100.0%	$117,860	100.0%	$105,580	100.0%
Gross profit	$31,180	26.0%	$30,381	25.8%	$26,717	25.3%
Selling, general and administrative expense	$19,050	15.9%	$19,036	16.2%	$19,583	18.5%
Impairment expense	$—	—%	$—	—%	$8,864	8.4%
Income (loss) from operations	$8,361	7.0%	$7,416	6.3%	$(5,693)	(5.4)%
Year ended December 31, 2019 compared to the Year ended December 31, 2018
Net sales
Net sales for the year ended December 31, 2019 were approximately $119.9 million, an increase of $2.1 million compared to the same period in 2018. The increase in net sales is primarily a result of increased demand across various product sectors and markets. PMAG sales represented 72% of net sales in the year ended December 31, 2019 and 74% of net sales in the year ended December 31, 2018. International sales were $47.4 million and $47.8 million for the years ended December 31, 2019 and 2018, respectively, a decrease of $0.5 million, primarily as a result of lower sales at PMAG.
Gross Profit
Gross profit was $31.2 million for the year ended December 31, 2019 as compared to $30.4 million for the same period in 2018. Gross profit as a percentage of net sales increased to 26.0% in 2019 from 25.8% in 2018. The increase is principally attributable to an increase in sales volume and manufacturing efficiencies.
Selling, general and administrative expense
Selling, general and administrative expense in the year ended December 31, 2019 was $19.1 million as compared to approximately $19.0 million for the year ended December 31, 2018. Selling, general and administrative expense represented 15.9% of net sales for the year ended December 31, 2019 as compared to 16.2% for the same period in 2018. The decrease in selling, general and administrative expense as a percentage of net sales was driven by increased sales volume.

Income from operations
Arnold had income from operations of approximately $8.4 million for the year ended December 31, 2019, as compared to income from operations of $7.4 million for the year ended December 31, 2018, an increase of $0.9 million year over year based on the factors stated above.
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

	Year ended December 31,
	2019		2018		2017
(in thousands)			(Pro forma)		(Pro forma)
Net sales	$121,424	100.0%	$128,465	100.0%	$126,389	100.0%
Gross profit	$34,418	28.3%	$34,839	27.1%	$38,959	30.8%
Selling, general and administrative expense	$11,143	9.2%	$14,028	10.9%	$12,722	10.1%
Income from operations	$14,292	11.8%	$12,196	9.5%	$17,457	13.8%
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
Year ended December 31, 2019 compared to the Pro Forma Year ended December 31, 2018
Net sales
Net sales for the year ended December 31, 2019 were $121.4 million, a decrease of $7.0 million, or 5.5%, compared to the year ended December 31, 2018. The decrease in net sales was due to a nonrecurring customer from fiscal year 2018 as well as a decrease in sales in the automotive and protective packing categories in fiscal year 2019.
Gross profit
Gross profit as a percentage of net sales was 28.3% and 27.1%, respectively, for the years ended December 31, 2019 and 2018. The cost of sales for the year ended December 31, 2018 includes $0.7 million related to the inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the inventory step-up, the gross profit as a percentage of net sales for the year ended December 31, 2018 was 27.6%. The increase in gross profit as a percentage of net sales in the year ended December 31, 2019 was primarily due to decreases in raw material costs during fiscal year 2019.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2019 was $11.1 million as compared to $14.0 million for the year ended December 31, 2018, a decrease of $2.9 million. Selling, general and administrative expense for the year ended December 31, 2018 included $1.7 million in incremental integration service fees paid to CGM and $1.5 million in transaction costs paid in relation to the acquisition of Foam Fabricators. Excluding the integration fees and transaction costs, selling, general and administrative expense for the year ended December 31, 2019 was $0.3 million higher than the comparable period in the prior year due to additional accounts receivable reserves and transaction costs associated with acquisition diligence expense, offset by non-recurring compensation and other costs from fiscal year 2018 associated with the previous owner of Foam Fabricators prior to the acquisition in February 2018.
Income from operations
Income from operations was $14.3 million for the year ended December 31, 2019 as compared to $12.2 million for the year ended December 31, 2018, an increase of $2.1 million based on the factors noted above.
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

Gross profit
Gross profit as a percentage of net sales was 27.1% and 30.8%, respectively, for the years ended December 31, 2018 and 2017. The cost of sales for the year ended December 31, 2018 included $0.7 million related to the inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the inventory step-up, the gross profit as a percentage of net sales for the year ended December 31, 2018 was 27.6%, a decrease of 320 basis points compared to the comparable period in the prior year. The decrease in gross profit percentage was primarily due to due to increased raw material costs and, to a lesser degree, increased compensation, benefits and other plant expenses.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2018 was $14.0 million as compared to $12.7 million for the year ended December 31, 2017, an increase of $1.3 million. Selling, general and administrative expense for the year ended December 31, 2018 included $2.0 million in integration service fees paid to CGM and $1.5 million in transaction costs paid in relation to the acquisition of Foam Fabricators. Excluding the integration fees and transaction costs, selling, general and administrative expense for the year ended December 31, 2018 was $2.2 million lower than the comparable period in the prior year due to lower management bonus expenses and nonrecurring expenses related to the compensation of the previous owner.
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
Results of Operations
The table below summarizes the results of operations for Sterno for the fiscal years ended December 31, 2019, 2018 and 2017. The historical operating results of Rimports have been added to the previously reported Sterno results of operations for the year ended December 31, 2017 and the Sterno results of operations for the 2018 period prior to acquisition by Sterno, as if Sterno had acquired Rimports on January 1, 2017, including relevant pro forma adjustments for pre-acquisition periods and explanations where applicable.

	Year ended December 31,
(in thousands)	2019		2018		2017
			Pro Forma		Pro Forma
Net sales	$395,444	100.0%	$405,870	100.0%	$383,401	100.0%
Gross profit	$101,999	25.8%	$97,381	24.0%	$99,201	25.9%
Selling, general and administrative expense	$39,740	10.0%	$37,131	9.1%	$37,891	9.9%
Income from operations	$44,810	11.3%	$42,500	10.5%	$43,797	11.4%
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

Year ended December 31, 2019 compared to the Pro Forma Year ended December 31, 2018
Net sales
Net sales for the year ended December 31, 2019 were approximately $395.4 million, a decrease of $10.4 million or 2.6% compared to the pro forma net sales for the year ended December 31, 2018. The net sales variance reflects a decrease in sales of outdoor lighting products at Sterno Home primarily as a result of inclement weather during the spring period in the domestic market and a higher level of rebates and chargebacks compared to the prior year, offset by an increase in sales volume at Rimports.
Gross Profit
Gross profit as a percentage of net sales increased from 24.0% for the year ended December 31, 2018 to 25.8% for the same period ended December 31, 2019. Sterno recognized $4.6 million in cost of goods sold in the second quarter of 2018 and $2.0 million in the third quarter of 2018 related to the amortization of the inventory step-up resulting from the purchase price allocation of the Rimports acquisition. After eliminating the effect of the inventory step-up, gross profit as a percentage of net sales was 25.6% for the year ended December 31, 2018. The gross profit percentage was relatively flat year over year, reflecting favorable pricing and chemical costs offset by higher metal costs, and start up costs related to new products at Rimports.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2019 was approximately $39.7 million as compared to $37.1 million in the year ended December 31, 2018, an increase of $2.6 million or 7.0%. The expense in the prior year reflects $0.6 million in acquisition expense related to Rimports and a reversal of the fair value of the contingent consideration related to the acquisition of Rimports of $4.8 million in the fourth quarter of 2018. After eliminating the effect of the acquisition expense and contingent consideration reversal related to Rimports, the decrease in selling, general and administrative expense for the year ended December 31, 2019 reflects lower commission, salaries and incentives at Rimports and Sterno Home. Selling, general and administrative expense represented 10.0% of net sales for the year ended December 31, 2019 as compared to 9.1% of net sales for the same period in 2018.
Income from operations
Income from operations for the year ended December 31, 2019 was approximately $44.8 million, an increase of $2.3 million when compared to the same period in 2018, based on the factors noted above.
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

Liquidity and Capital Resources
The following table summarizes our cash activity for the years presented:

	Year ended December 31,
(in thousands)	2019	2018	2017
Cash provided by operating activities	$84,562	$114,452	$81,771
Cash (used in) provided by investing activities	743,126	(604,080)	(77,278)
Cash provided by (used in) financing activities	(779,522)	500,111	(2,588)
Effect of exchange rates on cash and cash equivalents	(1,178)	2,958	(1,792)
Increase in cash and cash equivalents	$46,988	$13,441	$113
Cash Flow from Operating Activities
2019
Cash flows provided by operating activities totaled approximately $84.6 million for the year ended December 31, 2019, which represents a decrease of $29.9 million compared to cash flow from operating activities of $114.5 million for the year ended December 31, 2018. The decrease in cash provide by operating activities is primarily due to the effect of cash flows from discontinued operations and reflects the timing of the sale of Manitoba Harvest and Clean Earth in fiscal year 2019. Cash used in operating activities of discontinued operations in the current year was $10.1 million while cash provided by operating activities of discontinued operations was $42.6 million in year ended December 31, 2018. Fiscal year 2018 reflects a full year of operations of our discontinued operations while the current year reflects the effect of the sales of Manitoba Harvest in February 2019 and Clean Earth in June 2019. Cash used in operating activities for working capital for the year ended December 31, 2019 was $15.2 million as compared to cash used for working capital of $7.7 million for the year ended December 31, 2018. The increase in cash used for working capital purposes in the current year primarily reflects the effect of our acquisitions that occurred in February 2018 which resulted in an increase in cash needed to fund working capital, particularly at Rimports.
2018
Cash flows provided by operating activities totaled approximately $114.5 million for the year ended December 31, 2018, which represented an increase of $32.7 million compared to cash flow from operating activities of $81.8 million for the year ended December 31, 2017. Cash used in operating activities for working capital for the year ended December 31, 2018 was $7.7 million as compared to cash used for working capital of $37.3 million for the year ended December 31, 2017. Our working capital cash flows in the year ended December 31, 2018 reflect a significant decrease in the cash flows from accounts receivable as well as a significant decrease in cash flow paid for accounts payable and accrued expenses compared to the prior year, resulting in an overall decrease in the cash used for working capital. This decrease mostly reflects timing of collections and payments in 2018.
2017
Cash flows provided by operating activities totaled approximately $81.8 million for the year ended December 31, 2017, which represents a decrease of $29.6 million compared to cash flow from operating activities of $111.4 million for the year ended December 31, 2016. The increase was primarily due to cash used for inventory at our consumer businesses during 2017, as well as a full year of operations at 5.11 (acquired in August 2016) and the acquisition of Velocity Outdoor in June 2017. Cash used in operating activities for working capital for the year ended December 31, 2017 was $37.3 million.
Cash Flow from Investing Activities
2019
Cash flows provided by investing activities totaled approximately $743.1 million for the year ended December 31, 2019, compared to $604.1 million used in investing activities during the year ended December 31, 2018. Cash flows from Clean Earth and Manitoba Harvest, which are reflected as discontinued operations, totaled $279.2 million in fiscal year 2019 and reflects the effect of the sale transactions. Cash provided by investing activities in the current year primarily relates to the proceeds received from the sales of Clean Earth and Manitoba. In the year ended December 31, 2018, we had a platform acquisition in the first quarter, Foam Fabricators, and several add-on acquisitions at our subsidiaries. Sterno acquired Rimports in February 2018, and our Velocity Outdoor subsidiary acquired Ravin in

September 2018. The total cash paid for these acquisitions during 2018 was $495.1 million. Capital expenditures in the year ended December 31, 2019 decreased $6.1 million, due primarily to expenditures at our 5.11 business related to investments in various infrastructure and systems projects in 2018 that were nonrecurring in 2019. We expect capital expenditures for fiscal year 2020 to be approximately $30 million to $40 million.
2018
Cash flows used in investing activities in the year ended December 31, 2018 totaled approximately $604.1 million, compared to $77.3 million used in investing activities during the year ended December 31, 2017, an increase of $526.8 million. During the year ended December 31, 2018, we had a platform acquisition in the first quarter, Foam Fabricators, and several add-on acquisitions at our subsidiaries. Sterno acquired Rimports in February 2018, and our Velocity Outdoor subsidiary acquired Ravin in September 2018. The total cash paid for these acquisitions during 2018 was $495.1 million, while in the year ended December 31, 2017, we spent approximately $158.7 million related to our acquisition of Velocity Outdoor and an add-on acquisition at our Clean Earth subsidiary, which was sold in 2019. The cash flows from Clean Earth are included in cash flows from investing activities - discontinued operations in the consolidated statement of cash flows. Capital expenditures in the year ended December 31, 2018 increased $2.5 million, due primarily to expenditures at our 5.11 business related to investments in various infrastructure and systems projects to position them for future growth.
2017
Cash flows used in investing activities totaled approximately $77.3 million, compared to $363.0 million used in investing activities during the year ended December 31, 2016, a decrease of $285.7 million. During 2016, we completed our acquisition of 5.11 in August, and several add-on acquisitions including the acquisition of Baby Tula by Ergobaby and Sterno Home by Sterno for a total of $499.1 million in cash investment, while in 2017, our total cash paid for acquisitions of $158.7 million related to our acquisition of Velocity Outdoor and a smaller add-on acquisition. Capital expenditures in the year ended December 31, 2017 increased $23.3 million, due primarily to expenditures at our 5.11 business related to investments in various infrastructure and systems projects. The cash paid for acquisitions and capital expenditures was offset in both years by proceeds from the sale of our investment in FOX, $136.1 million in 2017 and $182.5 million in 2016, as well as the sale of our Tridien business in 2016. The sale of our FOX shares in 2017 represented our remaining investment in FOX.
Cash Flow from Financing Activities
2019
Cash flows used by financing activities totaled approximately $779.5 million for the year ended December 31, 2019, as compared to cash flows provided by financing activities of $500.1 million for the year ended December 31, 2018. During 2019, we used the proceeds from our sales of Manitoba Harvest and Clean Earth as well as the proceeds from our Series C Preferred Share offering to repay $832.3 million of the outstanding amount under our 2018 Credit Facility, which represented all of the amount outstanding under our 2018 Term Loan, as well as the outstanding amounts under our 2018 Revolving Credit Facility. In additional to the payment of our common and preferred share distributions, we also made a distribution during 2019 to our Allocation Interest holders of $60.4 million related to the sales of Manitoba Harvest and Clean Earth.
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
Total Liabilities and Intercompany loans to our businesses
The following table summarizes the total liabilities and intercompany debt of our business as of December 31, 2019:

(in thousands)	Intercompany Loans	Total Liabilities
5.11	$185,452	$292,475
Ergobaby	35,733	55,564
Liberty	45,999	68,071
Velocity Outdoor	117,670	148,771
Advanced Circuits	62,604	91,752
Arnold	73,680	106,214
Foam Fabricators	87,798	107,939
Sterno	241,968	303,407
	$850,904	$1,174,193
Corporate and eliminations	(850,904)	(448,176)
Total	$—	$726,017
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
In January 2018, the Company completed a recapitalization at Sterno whereby the Company entered into an amendment to the intercompany loan agreement with Sterno (the "Sterno Loan Agreement"). The Sterno Loan Agreement was amended to (i) provide for term loan borrowings of $56.8 million to fund a distribution to the Company, which owned 100% of the outstanding equity of Sterno at the time of the recapitalization, and (ii) extend the maturity dates of the term loans. In connection with the recapitalization, Sterno's management team exercised all of their vested stock options, which represented 58,000 shares of Sterno. The Company then used a portion of the distribution to repurchase the 58,000 shares from management for a total purchase price of $6.0 million. In addition, Sterno issued new stock options to replace the exercised options, thus maintaining the same percentage of fully diluted non-controlling interest that existed prior to the recapitalization. In February 2018, Sterno completed the acquisition of Rimports (refer to "Note D - Acquisition of Businesses" for a description of the transaction) for a purchase price of approximately $145 million. Concurrent with the closing of the acquisition of Rimports, we amended the Sterno Loan Agreement to provide for the advance of additional term loans in the aggregate amount of $136 million, and revolving loans in the amount of $10 million.
In the first quarter of 2019, we amended the 5.11 intercompany credit agreement to update the definition of capital expenditures to exclude capital expenditures made with respect to 5.11's retail stores from the calculation of the fixed charge coverage ratio. Liberty was not in compliance with the financial covenants under their intercompany loan agreement at December 31, 2018, and we amended the Liberty intercompany credit agreement to grant a waiver to them through the quarter ended December 31, 2019. All of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at December 31, 2019.
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
Financing Arrangements
2018 Credit Facility
In April 2018, we entered into the 2018 Credit Facility to amend and restate the 2014 Credit Facility, originally dated as of June 6, 2014. The 2018 Credit Facility provides for (i) revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $600 million, and (ii) a $500 million term loan. All amounts outstanding under the 2018 Revolving Credit Facility will become due on April 18, 2023, which is the maturity date of loans advanced under the 2018 Revolving Credit Facility and the termination date of the revolving loan commitment. The 2018 Credit Facility also permits us, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain additional term loans in an aggregate amount of up to $250 million subject to certain restrictions and conditions.
During the year ended December 31, 2019, we repaid $193.8 million of the 2018 Term Loan in July 2019, and the remaining $298.8 million due under the 2018 Term loan in November 2019.
The 2018 Credit Facility provides for letters of credit under the 2018 Revolving Credit Facility in an aggregate face amount not to exceed $100 million outstanding at any time, as well as swing line loans of up to $25 million outstanding at one time. At no time may the (i) aggregate principal amount of all amounts outstanding under the Revolving Credit Facility, plus (ii) the aggregate amount of all outstanding letters of credit and swing line loans, exceed the borrowing availability under the 2018 Credit Facility.
The 2018 Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries. At December 31, 2019, we had letters of credit totaling $3.6 million outstanding under the 2018 Revolving Credit Facility. We had approximately $596.4 million in borrowing base availability under this facility at December 31, 2019. (See "Note I - Debt" to the consolidated financial statements for more detail regarding our 2018 Credit Facility).
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
The following table reflects required and actual financial ratios as of December 31, 2019 included as part of the affirmative covenants in our 2018 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Fixed Charge Coverage Ratio	Greater than or equal to 1.50:1.00	2.24:1.00
Total Secured Debt to EBITDA Ratio	Less than or equal to 3.50:1.00	0.00:1.00
Total Debt to EBITDA Ratio	Less than or equal to 5.00:1.00	1.36:1.00
We intend to use the availability under our 2018 Credit Facility and cash on hand to pursue acquisitions of additional businesses, to fund distributions and to provide for other working capital needs. We believe that we currently have sufficient liquidity and capital resources, which include amounts available under our 2018 Revolving Credit Facility, to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our board of directors, over the next twelve months.
Interest Expense
We incurred interest expense totaling $58.2 million in the year ended December 31, 2019, as compared to $55.2 million in the year ended December 31, 2018 and $27.3 million for the year ended December 31, 2017. The components of interest expense on our outstanding debt are as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Interest on credit facilities	$21,996	$32,414	$23,940
Interest on Senior Notes	32,000	22,489	—
Unused fee on Revolving Credit Facility	1,851	1,630	2,856
Amortization of original issue discount	459	729	1,037
Unrealized (gain) loss on interest rate derivatives (1)	3,486	(2,251)	(648)
Letter of credit fees	28	8	70
Other interest expense	285	301	—
Interest income	(1,889)	(75)	—
Interest expense, net	$58,216	$55,245	$27,255

Average daily balance outstanding - credit facilities	$451,117	$721,643	$597,114
Effective interest rate - credit facilities	6.2%	4.5%	4.6%
In the above table, we provide the effective interest rate on our credit facilities, including the effect of the Swap, and excluding the interest on our Senior Notes, which is at a fixed 8.000%.
(1) On September 16, 2014, we purchased an interest rate swap (“Swap”) with a notional amount of $220 million effective April 1, 2016 through June 6, 2021. The agreement required us to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. In connection with the repayment of the 2018 Term Loan in

December 2019, the Company terminated the Swap with a payment of $4.9 million, the fair value of the Swap as of the date of settlement.
Income Taxes
Compass Diversified Holdings and Compass Group Diversified Holdings LLC are classified as partnerships for U.S. Federal income tax purposes and are not subject to income taxes. Each of the Company’s majority owned subsidiaries are subject to Federal, state and in some cases, foreign income taxes. On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21% and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. The Tax Act also subjects the Company to tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The Financial Accounting Standards Board ("FASB") Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. The Company has elected to account for GILTI as a period cost in the year the tax is incurred.
We recorded an income tax provision of $14.7 million with an annual effective rate of 56.6% during the year ended December 31, 2019, an income tax provision of $10.5 million with an annual effective tax rate of 124.4% during the year ended December 31, 2018, and $23.7 million in income tax benefit with an effective tax rate of 246.5% during the year ended December 31, 2017. Our gains and losses incurred at the Company's parent, which is an LLC, are not tax deductible at the corporate level as those costs are passed through to the shareholders.
The components of our income tax (benefit) expense as a percentage of income from continuing operations before income taxes for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Year ended December 31,
	2019	2018	2017
United States Federal Statutory Rate	(21.0)%	(21.0)%	(35.0)%
State income taxes (net of Federal benefits)	10.6	9.7	(4.0)
Foreign income taxes	2.5	10.5	(14.3)
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	39.4	90.6	63.6
Impairment expense	21.7	—	31.3
Effect of gain on investment in FOX	—	—	20.4
Impact of subsidiary employee stock options	0.5	(0.6)	2.6
Domestic production activities deduction	—	—	(5.8)
Non-deductible acquisition costs	—	—	3.5
Effect of undistributed foreign earnings	—	—	(14.4)
Non-recognition of various carryforwards at subsidiaries	4.6	11.6	(14.0)
Adjustments to uncertain tax positions (2)	—	—	(95.4)
Utilization of tax credits	(7.7)	(5.2)	(27.8)
Effect of Tax Act - GILTI tax	5.6	20.6	—
Effect of Tax Act - remeasurement of deferred tax assets and liabilities (3)	—	0.2	(211.3)
Effect of Tax Act - transition tax on non-U.S. subsidiaries' earnings (3)	—	4.2	50.5
Other	0.4	3.8	3.6
Effective income tax rate	56.6%	124.4%	(246.5)%

(1)	The effective income tax rate for each of the years presented includes losses at the Company’s parent, which is taxed as a partnership.

(2)
Represents the effect of the reversal of an uncertain tax position at our 5.11 business that existed as of the acquisition date and was settled during the fourth quarter of 2017, resulting in a tax benefit of $9.2 million in our 2017 tax provision.

(3)
The effect of the enactment of the Tax Act on our tax provision for the year ended December 31, 2017 was a benefit of $34.7 million related to the reduction in the U.S. federal corporate income tax rate from 35% to 21%, and tax expense of $4.9 million related to the one-time transition tax liability of our foreign subsidiaries. Our income before income taxes for 2017 was a loss of $9.6 million, and as a result, the effect from the Tax Act on the reconciliation in the table above was significant.

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
Adjusted EBITDA – Is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by: (i) non-controlling shareholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting, due diligences, etc.) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805; (iii) management fees, which reflect fees due quarterly to our Manager in connection with our MSA; (iv) impairment charges, which reflect write downs to goodwill or other intangible assets; (v) gains or losses recorded in connection with changes in the fair value of our investment in FOX; (vi) other income or expense, including gains or losses recorded in connection with the sale of fixed assets; (vii) changes in the fair value of contingent consideration subsequent to initial purchase accounting; (viii) integration service fees, which reflect fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership and (viii) gains or losses recognized upon the sale of a business.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Year ended December 31, 2019
	Corporate	5.11	Ergobaby	Liberty	Velocity Outdoor	Advanced Circuits	Arnold	Foam Fabricators	Sterno	Consolidated
Net income (loss) (1)	$282,240	$2,059	$4,793	$3,130	$(36,982)	$14,970	$700	$2,883	$16,447	$290,240
Adjusted for:
Provision (benefit) for income taxes	—	2,520	2,250	932	(2,782)	3,896	1,280	1,258	5,388	14,742
Interest expense, net	57,980	(24)	17	—	242	(2)	(1)	—	4	58,216
Intercompany interest	(80,556)	17,567	3,325	4,364	11,194	6,543	6,295	8,635	22,633	—
Loss on debt extinguishment	12,319	—	—	—	—	—	—	—	—	12,319
Depreciation and amortization	1,598	21,540	8,561	1,667	13,222	2,551	6,545	12,452	22,486	90,622
EBITDA	273,581	43,662	18,946	10,093	(15,106)	27,958	14,819	25,228	66,958	466,139
Gain on sale of business	(331,013)	—	—	—	—	—	—	—	—	(331,013)
Other (income) expense	92	(122)	(11)	16	952	122	1	1,247	(112)	2,185
Non-controlling shareholder compensation	—	2,360	828	(8)	322	288	56	1,025	1,183	6,054
Impairment expense	—	—	—	—	32,881	—	—	—	—	32,881
Integration services fee	—	—	—	—	—	—	—	281	—	281
Earnout provision adjustment	—	—	—	—	2,022	—	—	—	—	2,022
Loss on sale of investment	10,193	—	—	—	—	—	—	—	—	10,193
Other	—	—	—	266	—	58	—	—	—	324
Management fees	32,280	1,000	500	500	500	500	500	750	500	37,030
Adjusted EBITDA	$(14,867)	$46,900	$20,263	$10,867	$21,571	$28,926	$15,376	$28,531	$68,529	$226,096

(1) Net income (loss) does not include income (loss) from discontinued operations for the year ended December 31, 2019.

Adjusted EBITDA
Year ended December 31, 2018
	Corporate	5.11	Ergobaby	Liberty	Velocity Outdoor	ACI	Arnold	Foam Fabricators	Sterno	Consolidated
Net income (loss) (1)	$(35,023)	$(12,079)	$4,937	$1,161	$(4,458)	$15,029	$(740)	$1,103	$12,451	$(17,619)
Adjusted for:
Provision (benefit) for income taxes	—	(2,180)	1,634	409	(598)	3,736	1,731	1,152	4,582	10,466
Interest expense, net	54,994	14	1	—	281	(46)	—	—	1	55,245
Intercompany interest	(78,708)	17,486	4,674	4,233	9,298	7,402	6,213	8,228	21,174	—
Depreciation and amortization	2,745	21,898	8,523	1,620	12,352	3,310	6,384	10,973	27,385	95,190
EBITDA	(55,992)	25,139	19,769	7,423	16,875	29,431	13,588	21,456	65,593	143,282
Gain on sale of business	(1,258)	—	—	—	—	—	—	—	—	(1,258)
(Gain) loss on sale of fixed assets	—	(194)	—	92	47	—	55	73	19	92
Non-controlling shareholder compensation	—	2,183	869	45	1,009	23	(167)	848	1,901	6,711
Acquisition expenses	115	—	—	—	1,362	—	—	1,552	632	3,661
Impairment expense	—	—	—	—	—	—	—	—	—	—
Inventory adjustment	—	4,175	—	—	—	—	—	—	—	4,175
Adjustment to earnout provision	—	—	—	—	—	—	—	—	(4,800)	(4,800)
(Gain) loss on foreign currency transaction and other	4,083	—	—	—	—	—	—	—	—	4,083
Integration services fee	—	—	—	—	750	—	—	1,969	—	2,719
Management fees	38,785	1,000	500	500	500	500	500	658	500	43,443
Adjusted EBITDA (2)	$(14,267)	$32,303	$21,138	$8,060	$20,543	$29,954	$13,976	$26,556	$63,845	$202,108

(1) Net income (loss) does not include income (loss) from discontinued operations for the year ended December 31, 2018.
(2) As a result of the sales of Manitoba Harvest in February 2019 and Clean Earth in June 2019, Adjusted EBITDA does not include $5.5 million in Adjusted EBITDA from Manitoba Harvest and $41.9 million of Adjusted EBITDA from Clean Earth.

Adjusted EBITDA
Year ended December 31, 2017
	Corporate	5.11	Ergobaby	Liberty	Velocity Outdoor	ACI	Arnold	Foam Fabricators	Sterno	Consolidated
Net income (loss) (1)	$(22,789)	$(9,405)	$16,674	$4,861	$7,634	$17,503	$(10,740)		$10,712	$14,450
Adjusted for:
Provision (benefit) for income taxes	—	(12,492)	917	531	(11,274)	(2,518)	(2,337)		3,432	(23,741)
Interest expense, net	27,047	53	—	—	167	(12)	—		—	27,255
Intercompany interest	(49,193)	14,521	5,990	4,029	4,590	8,171	6,996		4,896	—
Depreciation and amortization	2,744	40,393	12,042	1,742	7,878	3,578	6,821		11,868	87,066
EBITDA	(42,191)	33,070	35,623	11,163	8,995	26,722	740		30,908	105,030
Gain on sale of businesses	(340)	—	—	—	—	—	—	Not Applicable	—	(340)
(Gain) loss on sale of fixed assets	—	(160)	—	46	43	(4)	(7)		216	134
Non-controlling shareholder compensation	—	2,301	698	17	508	23	191		740	4,478
Acquisition expenses	—	—	—	—	1,836	—	—		214	2,050
Impairment expense	—	—	—	—	—	—	8,864		—	8,864
Gain on equity method investment	5,620	—	—	—	—	—	—		—	5,620
Adjustment to earnout provision	—	—	(3,780)	—	—	—	—		(956)	(4,736)
(Gain) loss on foreign currency transaction and other	(3,137)	—	—	—	—	—	—		—	(3,137)
Integration services fee	—	2,333	—	—	750	—	—		—	3,083
Management fees	28,053	1,000	500	500	290	500	500		500	31,843
Adjusted EBITDA (2)	$(11,995)	$38,544	$33,041	$11,726	$12,422	$27,241	$10,288		$31,622	$152,889
(1) Net income (loss) does not include income (loss) from discontinued operations for the year ended December 31, 2017.
(2) As a result of the sales of Manitoba Harvest in February 2019 and Clean Earth in June 2019, Adjusted EBITDA does not include $6.4 million in Adjusted EBITDA from Manitoba Harvest and $35.8 million of Adjusted EBITDA from Clean Earth.

Cash Flow Available for Distribution and Reinvestment
The table below details cash receipts and payments that are not reflected on our income statement in order to provide an additional measure of management’s estimate of cash available for distribution ("CAD"). CAD is a non-GAAP measure that we believe provides additional information to our shareholders in order to enable them to evaluate our ability to make anticipated quarterly distributions. Because other entities do not necessarily calculate CAD the same way we do, our presentation of CAD may not be comparable to similarly titled measures provided by other entities. We believe that our historic and future CAD, together with our cash balances and access to cash via our debt facilities, will be sufficient to meet our anticipated distributions over the next twelve months. The table below reconciles CAD to net income and to cash flow provided by operating activities, which we consider to be the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Year ended December 31,
(in thousands)	2019	2018	2017
Net income (loss)	$307,141	$(1,790)	$33,612
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	100,462	120,575	110,051
Impairment expense	32,881	—	17,325
Gain on sale of businesses	(331,013)	(1,258)	(340)
Amortization of debt issuance costs and original issue discount	3,773	4,483	5,007
Loss (gain) on interest rate derivative	3,500	(2,251)	(648)
Noncontrolling stockholders charges	7,993	8,975	7,027
Loss on equity method investment	—	—	5,620
Excess tax benefit on stock compensation	—	—	(417)
Provision for loss on receivables	3,556	433	3,964
Deferred taxes	(12,876)	(9,472)	(59,429)
Other	14,438	1,007	393
Changes in operating assets and liabilities	(45,293)	(6,250)	(40,394)
Net cash provided by operating activities	84,562	114,452	81,771
Plus:
Unused fee on revolving credit facility	1,851	1,630	2,856
Excess tax benefit from subsidiary stock option exercise	—	—	417
Successful acquisition expense	596	5,343	2,050
Integration services agreement (1)	281	2,719	3,083
Realized loss from foreign currency effect (2)	363	4,083	—
Earnout provision adjustment (3)	2,022	—	—
Loss on sale of Tilray common stock	10,193	—	—
Other (4)	—	5,181	—
Changes in operating assets and liabilities	45,293	6,250	40,394
Less:
Payment on interest rate swap	675	1,783	3,964
Earnout provision adjustment (3)	—	4,800	4,736
Realized gain from foreign currency effect (2)	—	—	3,315
Other (5)	3,318	—	3,586
Maintenance capital expenditures: (6)
Compass Group Diversified Holdings LLC	—	—	—
5.11	2,243	2,322	2,934
Advanced Circuits	4,790	1,588	628

Arnold	3,862	4,708	4,851
Clean Earth (divested in June 2019)	3,495	8,023	5,289
Ergobaby	605	737	1,041
Foam Fabricators	1,746	1,795	—
Liberty	534	1,130	706
Manitoba Harvest (divested in February 2019)	—	481	647
Sterno	1,831	2,694	2,343
Velocity	2,899	3,768	1,831
Preferred share distributions	15,125	12,179	2,457
Estimated cash flow available for distribution and reinvestment	$104,038	$93,650	$92,243

Distribution paid in April 2019/2018/2017	$(21,564)	$(21,564)	$(21,564)
Distribution paid in July 2019/2018/2017	(21,564)	(21,564)	(21,564)
Distribution paid in October 2019/2018/2017	(21,564)	(21,564)	(21,564)
Distribution paid in January 2020/2019/2018	(21,564)	(21,564)	(21,564)
	$(86,256)	$(86,256)	$(86,256)

(1)	Represents fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership, payable quarterly.

(2)	Represents the foreign currency transaction gain or loss resulting from the Canadian dollar intercompany loans issued to Manitoba Harvest.

(3)	Earnout provision adjustment related to the change in estimate of contingent consideration that was recorded in the consolidated statement of operations.

(4)	Includes $4.2 million in additional reserves recorded in the fourth quarter of 2018 for slow moving inventory acquired prior to our ownership of 5.11.

(5)	Represents the effect on earnings of reserves for inventory and accounts receivable.

(6)
Represents maintenance capital expenditures that were funded from operating cash flow and excludes growth capital expenditures of approximately $16.4 million, $22.5 million and $24.3 million incurred during the years ended December 31, 2019, 2018 and 2017, respectively.

Seasonality
The following table presents the net sales by quarter as a percentage of our annual net sales.

	Year Ended December 31,
Quarter ended	2019	2018	2017
March 31st	23.4%	21.1%	22.9%
June 30th	23.2%	25.0%	24.1%
September 30th	26.8%	26.5%	25.4%
December 31st	26.7%	27.3%	27.7%
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

•	Management Services Agreement

•	LLC Agreement

•	Integration Services Agreements

•	Cost Reimbursement and Fees

Management Services Agreement
We entered into the MSA with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for us in exchange for a management fee paid quarterly and equal to 0.5% of our adjusted net assets. The management fee is required to be paid prior to the payment of any distributions to shareholders. For the years ended December 31, 2019, 2018, and 2017, we incurred $37.0 million, $43.4 million, and $31.8 million, respectively, in management fees to CGM.
Pursuant to the MSA, CGM is entitled to enter into off-setting management service agreements with each of our segments. The amount of the fee is negotiated between CGM and the operating management of each segment and is based upon the value of the services to be provided. The fees paid directly to CGM by the segments offset on a dollar for dollar basis the amount due to CGM by the Company under the MSA. Concurrent with the June 2019 sale of Clean Earth (refer to Note C - Discontinued Operations), CGM agreed to waive the management fee on cash balances held at the Company, commencing with the quarter ended June 30, 2019 and continuing until the quarter during which the Company next borrows under the 2018 Revolving Credit Facility. Additionally, during the third quarter of 2018, CGM waived $0.6 million in management fees attributable to the assets acquired in September related to the acquisition by Velocity Outdoor.
LLC Agreement
As distinguished from its provision of providing management services to us, pursuant to the amended MSA, members of CGM are owners of 50.0% of the Allocation Interests in us through their ownership in Sostratus LLC. The LLC agreement gives the holders of Allocation Interests the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Allocation Interest Holders are entitled to receive and as such can elect to receive the positive contribution-based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (Holding Event) and upon the sale of the business (Sale Event). Holders received $60.4 million and $39.2 million in distributions related to Sale and Holding Events that occurred during 2019 and 2017, respectively. Refer to "Note L - Stockholders' Equity" for a description of the profit allocation payments. There were no allocation payments made to the Allocation Interest Holders in 2018.
Certain persons who are employees and partners of the Manager, including the Company’s Chief Executive Officer, beneficially owned (through Sostratus LLC) 50% of the Allocation Interests at December 31, 2019, and 49% of the Allocation Interests at December 31, 2018. Of the remaining 50% at December 31, 2019 and 51% at December 31, 2018, 5.0% was held by CGI Diversified Holdings LP, 5.0% was held by the Chairman of the Company’s Board of Directors, and the remaining Allocation Interests were held by the former founding partners of the Manager.
Integration Services Agreements
Integration services represent fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership.  Foam Fabricators, which was acquired in 2018, Velocity Outdoor, which was acquired in 2017, and 5.11, which was acquired in 2016, each entered into an Integration Services Agreement ("ISA") with CGM.  The ISA provides for CGM to provide services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act and align the acquired entity's policies and procedures with our other subsidiaries.  Each ISA is for the twelve month period subsequent to the acquisition and is payable quarterly.  5.11 paid CGM a total of $3.5 million under the ISA, with $2.3 million paid in 2017.  Velocity Outdoor paid CGM a total of $1.5 million in integration services fees, with $0.75 million paid in 2018 and $0.75 million paid in 2017. Foam Fabricators paid CGM $2.3 million over the term of the ISA, ($2.0 million in integration service fees in 2018 and $0.3 million in 2019) During the year ended December 31, 2019, 2018 and 2017, CGM received $0.3 million, $2.7 million, and $3.1 million, respectively, in total integration service fees.
Cost Reimbursement and Fees
We reimbursed CGM approximately $5.6 million, $4.1 million, and $3.8 million, principally for occupancy and staffing costs incurred by CGM on our behalf during the years ended December 31, 2019, 2018 and 2017, respectively.
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
The Company and its businesses have the following significant related party transactions:
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the years ended December 31, 2019, 2018 and 2017, 5.11 purchased approximately $4.4 million, $5.0 million, and $5.6 million, respectively, in inventory from the vendor.

Liberty
Related Party Vendor Purchases - Liberty purchases inventory raw materials from two vendors who are related parties to Liberty through two of the executive officers of Liberty via the employment of family members at the vendors. During the years ended December 31, 2019, 2018 and 2017, Liberty purchased approximately $0.5 million, $2.1 million and $2.5 million, respectively, in raw materials from the two vendors.
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
The table below summarizes the payment schedule of our contractual obligations at December 31, 2019:

(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt obligations (1)	$592,000	$32,000	$64,000	$64,000	$432,000
Operating lease obligations (2)	134,734	26,004	43,839	26,296	38,595
Purchase obligations (3)	812,509	235,757	288,469	287,887	396
Total (4)	$1,539,243	$293,761	$396,308	$378,183	$470,991

(1)	Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Senior Notes.

(2)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties.

(3)
Reflects non-cancelable commitments as of December 31, 2019, including: (i) shareholder distributions of $110.4 million; (ii) estimated management fees of $30.9 million per year over the next five years; and (iii) other obligations, including amounts due under employment agreements. Distributions to our shareholders are approved by our board of directors each fiscal quarter. The amount approved for future quarters may differ from the amount included in this schedule.

(4)
The contractual obligation table does not include approximately $1.1 million in liabilities associated with unrecognized tax benefits as of December 31, 2019 as the timing of the recognition of this liability is not certain. The amount of the liability is not expected to significantly change in the next twelve months.

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
2019 Interim Impairment Testing - As a result of operating results below forecasts in the current period as well as a re-forecast of the Velocity business in which planned earnings and revenue fell below the forecasts of prior periods, we determined that a triggering event had occurred at Velocity Outdoor in the third quarter of 2019 and performed an interim impairment test of goodwill as of September 30, 2019. The Company used an income approach for the impairment test, whereby we estimate the fair value of the reporting unit based on the present value of future cash flows. Cash flow projections are based on management's estimate of revenue growth rates and operating margins, and take into consideration industry and market conditions as well as company specific economic factors. The Company used a weighted average cost of capital of 12.2% in the income approach. The discount rate used was based on the weighted average cost of capital adjusted for the relevant risk associated with business specific characteristics and Velocity's ability to execute on the projected cash flows. Based on the results of the impairment test, the fair value of Velocity did not exceed the carrying value, indicating that the goodwill at Velocity is impaired. The difference between the carrying value and fair value of the Velocity business was $32.9 million, which the Company has recorded as impairment expense in the accompanying consolidated statement of operations for the year ended December 31, 2019.
2019 Annual Impairment Testing - For our annual impairment testing at March 31, 2019, we determined that our Liberty operating segment required quantitative testing because we could not conclude that the fair value of Liberty significantly exceeded its carrying value based on qualitative factors alone. We concluded the goodwill impairment testing during the quarter ended June 30, 2019. The results of the quantitative impairment testing of the Liberty reporting unit indicated that the fair value of the Liberty reporting unit exceeded the carrying value by 135%. All of our other reporting units were tested qualitatively as of March 31, 2019, and the results of the qualitative analysis indicated that that it is more likely than not that the fair value exceeded their carrying value.
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
Borrowings under our 2018 Credit Facility are subject to variable interest rates and thus would expose us to interest rate risk. As of December 31, 2019, however, we had no outstanding borrowings under our 2018 Credit Facility. We expect to borrow under our 2018 Revolving Credit Facility in the future in order to finance our short-term working capital needs and future acquisitions. These borrowings will be subject to variable interest rates.
Foreign Exchange Rate Sensitivity
We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business at certain of our subsidiaries, such as sales to third party customers, foreign plant operations, and purchases from suppliers. We may also experience foreign currency exchange rate exposure as a result of the volatility and uncertainty that may arise as a result of the United Kingdom's exit from the European Union.
Credit Risk
We are exposed to credit risk associated with cash equivalents, investments, and trade receivables. We do not believe that our cash equivalents or investments present significant credit risks because the counterparties to the instruments consist of major financial institutions and we manage the notional amount of contracts entered into with any one counterparty. Our cash and cash equivalents at December 31, 2019 consists principally of (i) treasury backed securities, (ii) insured prime money market funds, and (iii) cash balances in several non-interest bearing checking accounts. Substantially all trade receivable balances of our businesses are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. Although we have a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and financial statement schedules referred to in the index contained on page F-1 of this report are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
(a) Management’s Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.
(b) Information with respect to Report of Management on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework). Based on our assessment under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report that is included herein.
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

ITEM 9B. OTHER INFORMATION
NONE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our executive officers is incorporated herein by reference to information included in the Proxy Statement for our 2020 Annual Meeting of Shareholders.
Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for our 2020 Annual Meeting of Shareholders.
Information regarding our corporate governance, including our audit committee and code of ethics, is incorporated herein by reference to information included in the Proxy Statement for our 2020 Annual Meeting of Shareholders.
Information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to information included in the Proxy Statement for our 2020 Annual Meeting of Shareholders.
ITEM 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for our 2020 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for our 2020 Annual Meeting of Shareholders.
Securities Authorized for Issuance under Equity Compensation Plans
There are no securities currently authorized for issuance under an equity compensation plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to such contractual relationships and independence is incorporated herein by reference to the information in the Proxy Statement for our 2020 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for our 2020 Annual Meeting of Shareholders.

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

2.5
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

2.6
Stock Purchase Agreement by and among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc., Compass CS Partners, L.P., Compass CS II Partners, L.P., Compass Crosman Partners, L.P., Compass Advanced Partners, L.P. and Compass Silvue Partners, LP (incorporated by reference to Exhibit 2.1 of the Form S-1 filed on April 13, 2006 (File No. 333-130326)).

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

3.13	Fifth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on December 7, 2016 (File No. 001-34927)).

Exhibit Number	Description
3.14	Compass Diversified Holdings Share Designation of Series A Preferred Shares (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on June 28, 2017 (File No. 001-34927)).
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

3.18	Share Designation of Compass Diversified Holdings with respect to Series C Preferred Shares (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on November 20, 2019 (File No. 001-34927)).
3.19
Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series C Trust Preferred Interests (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on November 20, 2019 (File No. 001-34927)).

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

4.6	Form of 7.875% Series C Cumulative Preferred Share Certificate (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on November 20, 2019 (File No. 001-34927)).
4.7*	Description of Securities.
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

10.3
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

10.6
Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP, dated as of April 3, 2007 (incorporated by reference to Exhibit 10.16 of the Amendment No. 1 to the Form S-1 filed on April 20, 2007 (File No. 333-141856)).

10.7
Subscription Agreement dated August 24, 2011, by and among Compass Group Diversified Holdings LLC, Compass Diversified Holdings and CGI Magyar Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 25, 2011 (File No. 001-34927)).

10.8
Registration Rights Agreement dated August 24, 2011, by and among Compass Group Diversified Holdings LLC, Compass Diversified Holdings and CGI Magyar Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on August 25, 2011 (File No. 001-34927)).

10.9
Sixth Amended and Restated Management Service Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of September 30, 2014 and originally effective as of May 16, 2006 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 7, 2014 (File No. 001-34927)).

10.10†
Employment Agreement dated July 11, 2013, between Compass Group Management LLC and Ryan J. Faulkingham (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 11, 2013 (File No. 001-34927)).

10.11
Amended and Restated Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Bank of America, N.A., dated as of April 18, 2018 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 18, 2018 (File No. 001-34927)).

10.12	First Amendment to the 2018 Credit Facility (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on May 1, 2019 (File No. 001-34927).
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm with respect to the Registrant's consolidated financial statements
24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1*+	Section 1350 Certification of Chief Executive Officer of Registrant
32.2*+	Section 1350 Certification of Chief Financial Officer of Registrant
99.1
Stock Purchase Agreement dated March 31, 2010 by and among Gable 5, Inc., Liberty Safe and Security Products, LLC and Liberty Safe Holding Corporation (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on April 1, 2010 (File No. 000-51937)).

99.2
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

99.3
Stock Purchase Agreement dated as of March 5, 2012, by and among Arnold Magnetic Technologies Holdings Corporation, Arnold Magnetic Technologies, LLC and AMT Acquisition Corp. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on March 6, 2012 (File No. 001-34927)).

99.4
Membership Interest Purchase Agreement dated as of October 10, 2014, by and among Candle Lamp Holdings, LLC, Candle Lamp Company, LLC and Sternocandlelamp Holdings, Inc. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed October 14, 2014 (File No. 001-34927)).

99.5
Agreement and Plan of Merger, dated as of July 29, 2016, by and among 5.11 ABR Corp., 5.11 ABR Merger Corp., 5.11 Acquisition Corp., TA Associates Management, L.P., as the agent and attorney in fact of the holders of stock and options in 5.11 Acquisition Corp. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on August 1, 2016 (File No. 001-34927)).

99.6
Equity Purchase Agreement, dated June 2, 2017, by and among Bullseye Holding Company LLC, Bullseye Acquisition Corporation, CBCP Acquisition Corp. and Wellspring Capital Partners IV, L.P. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on June 5, 2017 (File No. 001-34927)).

99.7
Stock Purchase Agreement, dated January 18, 2018, between Warren F. Florkiewicz and FFI Compass, Inc. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on January 18, 2018 (File No. 001-34927)).

99.8
Arrangement Agreement, dated February 19, 2019, by and among FHF Holdings Ltd.; 1197879 B.C. Ltd.; Tilray, Inc.; Compass Group Diversified Holdings LLC and each Shareholder that is, or is made pursuant to the Plan of Arrangement, a party thereto (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on February 20, 2019 (File No. 001-34927)).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed or furnished herewith.
†	Denotes management contracts and compensatory plans or arrangements.
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

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

Date: 2/26/2020	By:	/s/ Elias J. Sabo
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

Signature	Title	Date

/s/ Elias J. Sabo	Chief Executive Officer	February 26, 2020
Elias J. Sabo	(Principal Executive Officer) and Director

/s/ Ryan J. Faulkingham	Chief Financial Officer	February 26, 2020
Ryan J. Faulkingham	(Principal Financial and Accounting Officer)

/s/ C. Sean Day	Director	February 26, 2020
C. Sean Day

/s/ D. Eugene Ewing	Director	February 26, 2020
D. Eugene Ewing

/s/ Harold S. Edwards	Director	February 26, 2020
Harold S. Edwards

/s/ Gordon Burns	Director	February 26, 2020
Gordon Burns

/s/ James J. Bottiglieri	Director	February 26, 2020
James J. Bottiglieri

/s/ Sarah G. McCoy	Director	February 26, 2020
Sarah G. McCoy

/s/ Larry L. Enterline	Director	February 26, 2020
Larry L. Enterline

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS

Date: 2/26/2020	By:	/s/ Ryan J. Faulkingham
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders'
Compass Diversified Holdings

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Compass Diversified Holdings (a Delaware trust) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 26, 2020 expressed an unqualified opinion on those financial statements.
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
February 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders'
Compass Diversified Holdings

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Compass Diversified Holdings (a Delaware trust) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2020 expressed an unqualified opinion.
Change in accounting principle
As discussed in note B to the financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, in accordance with the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill - Liberty and Velocity Outdoor reporting units
As described further in note H to the Company’s financial statements, the Company performed a quantitative goodwill impairment assessment on two of its reporting units, Liberty and Velocity Outdoor. We identified the Company’s quantitative goodwill impairment assessment for the Liberty and Velocity Outdoor reporting units as a critical audit matter.

The principal considerations for our determination that this matter is a critical audit matter are as follows. The determination of fair value of each reporting unit requires management to make significant estimates and judgments related to forecasts of expected future cash flows and selection of market multiples. Management’s significant estimates and judgments include the determination of discount rates, revenue growth rates, operating margins, projected long-term growth rates and market multiples. Given the subjective nature and judgment applied by management, auditing these estimates required a high degree of auditor judgment and an increased extent of effort.
Our audit procedures related to the quantitative impairment testing of the Liberty and Velocity Outdoor reporting units included the following procedures, among others:

•
We tested the design and operating effectiveness of controls relating to management’s quantitative goodwill impairment evaluation, including those over management’s forecasts of future revenue, operating income margins and long-term growth rates and the determination of the discount rate and market multiples.

•
We evaluated management’s historical ability to forecast future revenue and operating income margins and compared the forecasts to (1) historical results, (2) management’s long-term business plans, and (3) forecasted information in industry reports and companies in their respective peer group.

•	With the assistance of our valuation specialists, we assessed the valuation methodologies utilized by management.

•
We performed sensitivity analyses on the future revenue, operating margins, discount rates, and market multiples used to evaluate what impact changes in these assumptions would have on management’s conclusion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

New York, New York
February 26, 2020

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$100,314	$48,771
Accounts receivable, net	191,405	205,545
Inventories	317,306	307,437
Prepaid expenses and other current assets	35,247	29,670
Current assets of discontinued operations	—	89,762
Total current assets	644,272	681,185
Property, plant and equipment, net	146,428	146,601
Goodwill	438,519	471,115
Intangible assets, net	561,946	615,592
Other non-current assets	100,727	8,378
Non-current assets of discontinued operations	—	449,464
Total assets	$1,891,892	$2,372,335

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$70,089	$77,169
Accrued expenses	108,768	106,612
Due to related parties (refer to Note S)	8,049	11,093
Current portion, long-term debt	—	5,000
Other current liabilities	22,573	6,912
Current liabilities of discontinued operations	—	52,494
Total current liabilities	209,479	259,280
Deferred income taxes	33,039	33,984
Long-term debt	394,445	1,098,871
Other non-current liabilities	89,054	12,615
Non-current liabilities of discontinued operations	—	48,243
Total liabilities	726,017	1,452,993

Commitments and contingencies (refer to Note R)

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 12,600 shares issued and outstanding at December 31, 2019 and 8,000 shares issued and outstanding at December 31, 2018
Series A preferred shares, no par value, 4,000 shares issued and outstanding at December 31, 2019 and December 31, 2018	96,417	96,417
Series B preferred shares, no par value, 4,000 shares issued and outstanding at December 31, 2019 and December 31, 2018	96,504	96,504
Series C preferred shares, no par value, 4,600 shares issued and outstanding at December 31, 2019 and none issued at December 31, 2018	110,997	—
Trust common shares, no par value, 500,000 authorized; 59,900 shares issued and outstanding at December 31, 2019 and December 31, 2018	924,680	924,680
Accumulated other comprehensive loss	(3,933)	(8,776)
Accumulated deficit	(109,338)	(249,453)
Total stockholders’ equity attributable to Holdings	1,115,327	859,372
Noncontrolling interest	50,548	39,922
Noncontrolling interest of discontinued operations	—	20,048
Total stockholders’ equity	1,165,875	919,342
Total liabilities and stockholders’ equity	$1,891,892	$2,372,335
See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2019	2018	2017
Net revenues	$1,450,253	$1,357,320	$1,002,783
Cost of revenues	930,810	887,478	641,394
Gross profit	519,443	469,842	361,389
Operating expenses:
Selling, general and administrative expense	335,181	320,085	261,516
Management fees	37,030	43,443	31,843
Amortization expense	54,155	49,686	34,665
Impairment expense	32,881	—	8,864
Operating income	60,196	56,628	24,501
Other income (expense):
Interest expense, net	(58,216)	(55,245)	(27,255)
Amortization of debt issuance costs	(3,314)	(3,905)	(4,002)
Loss on debt extinguishment	(12,319)	(744)	—
Loss on sale of securities (refer to Note C)	(10,193)	—	—
Loss on investment (refer to Note Q)	—	—	(5,620)
Other income (expense), net	(2,185)	(5,145)	2,745
Loss from continuing operations before income taxes	(26,031)	(8,411)	(9,631)
Provision (benefit) for income taxes	14,742	10,466	(23,741)
Income (loss) from continuing operations	(40,773)	(18,877)	14,110
Income from discontinued operations, net of income tax	16,901	15,829	19,162
Gain on sale of discontinued operations, net of income tax	331,013	1,258	340
Net income (loss)	307,141	(1,790)	33,612
Less: Income from continuing operations attributable to noncontrolling interest	5,542	5,217	8,245
Less: Loss from discontinued operations attributable to noncontrolling interest	(266)	(1,305)	(2,624)
Net income (loss) attributable to Holdings	$301,865	$(5,702)	$27,991

Amounts attributable to common shares of Holdings:
Income (loss) from continuing operations	$(46,315)	$(24,094)	$5,865
Income from discontinued operations, net of income tax	17,167	17,134	21,786
Gain on sale of discontinued operations, net of income tax	331,013	1,258	340
Net income (loss) attributable to Holdings	$301,865	$(5,702)	$27,991
Basic and fully diluted income (loss) per share attributable to Holdings (refer to Note L)
Continuing operations	$(2.17)	$(0.73)	$(0.77)
Discontinued operations	5.81	0.31	0.33
	$3.64	$(0.42)	$(0.44)

Weighted average number of shares outstanding - basic and fully diluted	59,900	59,900	59,900
Cash distribution declared per share (refer to Note L)	$1.44	$1.44	$1.44

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands)	2019	2018	2017
Net income (loss)	$307,141	$(1,790)	$33,612
Other comprehensive income (loss)
Foreign currency translation adjustments	599	(6,630)	6,533
Foreign currency amounts reclassified from accumulated other comprehensive income (loss) that increase (decrease) net income:
Disposition of Manitoba Harvest	4,791	—	—
Pension benefit liability, net	(547)	427	409
Total comprehensive income (loss), net of tax	311,984	(7,993)	40,554
Less: Net income attributable to noncontrolling interests	5,276	3,912	5,621
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(23)	(1,247)	1,223
Total comprehensive income (loss) attributable to Holdings, net of tax	$306,731	$(10,658)	$33,710

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Trust Preferred Shares			Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity Attributable to Holdings	Non- Controlling Interest	Non-Controlling Interest of Disc. Ops.	Total Stockholders’ Equity
(in thousands)	Series A	Series B	Series C
Balance — January 1, 2017	$—	$—	$—	$924,680	$(58,760)	$(9,515)	$856,405	$18,977	$19,162	$894,544
Net income (loss)	—	—	—	—	27,991	—	27,991	8,245	(2,624)	33,612
Total comprehensive income, net	—	—	—	—	—	6,942	6,942	—	—	6,942
Issuance of Trust preferred shares, net of offering costs	96,417	—	—	—	—	—	96,417	—	—	96,417
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	4,478	2,550	7,028
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	1,222	—	1,222
Issuance of subsidiary shares	—	—	—	—	—	—	—	40	—	40
Repurchase of subsidiary shares	—	—	—	—	—	—	—	(40)	—	(40)
Acquisition of Velocity Outdoor	—	—	—	—	—	—	—	781	—	781
Distribution paid - Allocation Interest Holders (refer to Note L)	—	—	—	—	(25,834)	—	(25,834)	—	—	(25,834)
Distributions paid - Trust preferred shares	—	—	—	—	(2,457)	—	(2,457)	—	—	(2,457)
Distributions paid - Trust common shares	—	—	—	—	(86,256)	—	(86,256)	—	—	(86,256)
Balance — December 31, 2017	96,417	—	—	924,680	(145,316)	(2,573)	873,208	33,703	19,088	925,999
Net income (loss)	—	—	—	—	(5,702)	—	(5,702)	5,217	(1,305)	(1,790)
Total comprehensive loss, net	—	—	—	—	—	(6,203)	(6,203)	—	—	(6,203)
Issuance of Trust preferred shares, net of offering costs	—	96,504	—	—	—	—	96,504	—	—	96,504
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	6,710	2,265	8,975
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	404	—	404
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(6,112)	—	(6,112)
Distributions paid - Trust preferred shares	—	—	—	—	(12,179)	—	(12,179)	—	—	(12,179)
Distributions paid - Trust common shares	—	—	—	—	(86,256)	—	(86,256)	—	—	(86,256)
Balance — December 31, 2018	96,417	96,504	—	924,680	(249,453)	(8,776)	859,372	39,922	20,048	919,342
Net income (loss)	—	—	—	—	301,865	—	301,865	5,542	(266)	307,141
Total comprehensive income, net	—	—	—	—	—	4,843	4,843	—	—	4,843
Issuance of Trust preferred shares, net of offering costs	—	—	110,997	—	—	—	110,997	—	—	110,997
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	6,054	1,939	7,993
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	41	—	41
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(1,011)	—	(1,011)
Disposition of Manitoba Harvest	—	—	—	—	—	—	—	—	(10,799)	(10,799)
Disposition of Clean Earth	—	—	—	—	—	—	—	—	(10,922)	(10,922)
Distributions paid - Allocation Interests (refer to Note L)	—	—	—	—	(60,369)	—	(60,369)	—	—	(60,369)
Distributions paid - Trust Preferred Shares	—	—	—	—	(15,125)	—	(15,125)	—	—	(15,125)
Distributions paid - Trust Common Shares	—	—	—	—	(86,256)	—	(86,256)	—	—	(86,256)
Balance — December 31, 2019	$96,417	$96,504	$110,997	$924,680	$(109,338)	$(3,933)	$1,115,327	$50,548	$—	$1,165,875

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$307,141	$(1,790)	$33,612
Income from discontinued operations	16,901	15,829	19,162
Gain on sale of discontinued operations	331,013	1,258	340
Net income (loss) from continuing operations	(40,773)	(18,877)	14,110
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	33,153	31,195	22,388
Amortization expense	54,155	59,506	59,672
Amortization of debt issuance costs and original issue discount	3,773	4,483	5,007
Impairment expense	32,881	—	8,864
Loss on debt extinguishment	12,319	744	—
Loss (gain) on interest rate derivative	3,500	(2,251)	(648)
Noncontrolling stockholder stock based compensation	6,054	6,711	4,478
Excess tax benefit from subsidiary stock options exercised	—	—	(417)
Loss on equity method investment	—	—	5,620
Provision for loss on receivables	3,309	443	3,976
Deferred taxes	(546)	(2,254)	(39,874)
Other	2,051	(171)	756
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	10,805	4,479	(15,406)
Increase in inventories	(10,446)	(18,421)	(26,799)
Increase in prepaid expenses and other current assets	(7,010)	(3,599)	(2,940)
Increase (decrease) in accounts payable and accrued expenses	(8,525)	9,823	7,866
Net cash provided by operating activities - continuing operations	94,700	71,811	46,653
Net cash provided by (used in) operating activities - discontinued operations	(10,138)	42,641	35,118
Net cash provided by operations	84,562	114,452	81,771
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(495,136)	(158,706)
Purchases of property and equipment	(34,898)	(40,998)	(38,436)
Proceeds from FOX stock offerings	—	—	136,147
Proceeds from sale of businesses	502,703	94	340
Payment of interest rate swap	(675)	(1,783)	(3,964)
Payment for termination of interest rate swap	(4,942)	—	—
Other investing activities	1,719	(134)	(88)
Net cash provided by (used in) investing activities - continuing operations	463,907	(537,957)	(64,707)
Net cash provided by (used in) investing activities - discontinued operations	279,219	(66,123)	(12,571)
Net cash provided by (used in) investing activities	743,126	(604,080)	(77,278)

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2019	2018	2017
Cash flows from financing activities:
Proceeds from the issuance of Trust preferred shares, net	110,997	96,504	96,417
Borrowings under credit facility	108,000	1,307,250	260,500
Repayments under credit facility	(832,250)	(1,186,222)	(228,585)
Issuance of Senior Notes	—	400,000	—
Distributions paid - common shares	(86,256)	(86,256)	(86,256)
Distributions paid - preferred shares	(15,125)	(12,179)	(2,457)
Net proceeds provided by noncontrolling shareholders	41	404	822
Distributions paid - Allocation Interests	(60,369)	—	(39,188)
Repurchase of subsidiary stock	(1,011)	(6,112)	—
Debt issuance costs	—	(14,887)	(2,899)
Excess tax benefit on stock-based compensation	—	—	417
Other	(3,549)	1,609	(1,359)
Net cash (used in) provided by financing activities	(779,522)	500,111	(2,588)
Foreign currency impact on cash	(1,178)	2,958	(1,792)
Net increase in cash and cash equivalents	46,988	13,441	113
Cash and cash equivalents — beginning of period (1)	53,326	39,885	39,772
Cash and cash equivalents — end of period	$100,314	$53,326	$39,885
(1) Includes cash from discontinued operations of $4.6 million at January 1, 2019, $4.2 million at January 1, 2018 and $2.3 million at January 1, 2017.

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
The Company is a controlling owner of eight businesses, or operating segments at December 31, 2019. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), The Ergo Baby Carrier, Inc. (“Ergobaby”), Liberty Safe and Security Products, Inc. (“Liberty Safe” or “Liberty”), Velocity Outdoor, Inc. (formerly "Crosman Corp.") ("Velocity Outdoor" or "Velocity"), Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), AMT Acquisition Corporation (“Arnold”), FFI Compass Inc. ("Foam Fabricators" or "Foam") and Sterno Products, LLC (“Sterno”). The segments are referred to interchangeably as “businesses”, “operating segments” or “subsidiaries” throughout the financial statements. Refer to Note F - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability Company (“CGM” or the “Manager”), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a management services agreement (the "Management Services Agreement" or “MSA”).
Note B — Summary of Significant Accounting Policies
Basis of presentation
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "US GAAP"). The results of operations represent the results of operations of the Company’s acquired businesses from the date of their acquisition by the Company, and therefore may not be indicative of the results to be expected for the full year.
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
Discontinued Operations
During the first quarter of 2019, the Company completed the sale of Fresh Hemp Foods Ltd. ("Manitoba Harvest"). Additionally, during the second quarter of 2019, the Company completed the sale of Clean Earth Holdings, Inc. ("Clean Earth"). The results of operations of Manitoba Harvest and Clean Earth are reported as discontinued operations in the consolidated statements of operations for year ended December 31, 2019. Refer to "Note C - Discontinued Operations" for additional information. Unless otherwise indicated, the disclosures accompanying the consolidated financial statements reflect the Company's continuing operations.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. It is possible that in 2020 actual conditions could be better or worse than anticipated when the Company developed the estimates and assumptions, which could materially affect the results of operations and financial position in the future. Such changes could result in future impairment of goodwill, intangibles and long-lived assets, inventory obsolescence, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other things. Actual results could differ from those estimates.
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
Revenue recognition
Effective January 1, 2018, the Company adopted the provisions of Revenue from Contracts with Customers (Topic 606) ("ASC 606"). In accordance with the new revenue guidance, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from customers which are subsequently remitted to government authorities. Refer to "Note E - Revenue" for a detailed description of the Company's revenue recognition policies.
Cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2019 and 2018, the amount of cash and cash equivalents held by our subsidiaries in foreign bank accounts was $14.1 million and $16.7 million, respectively.
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

The ranges of useful lives are as follows:

Buildings and improvements	6 to 25 years
Machinery and equipment	2 to 15 years
Office furniture, computers and software	2 to 8 years
Leasehold improvements	Shorter of useful life or lease term

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
Fair value of financial instruments
The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short term nature. Senior Notes with a fair value of $439 million have a carrying value of $400 million. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. If measured at fair value in the financial statements, the Senior Notes would be classified as Level 2 in the fair value hierarchy.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Derivatives and hedging
The Company utilized interest rate swaps to manage risks related to interest rates on the term loan portion of their 2018 Credit Facility. The Company did not elect hedge accounting treatment for the interest rate derivative transaction associated with the 2018 Credit Facility and changes in fair value were included in interest expense on the consolidated statement of operations. In connection with the repayment of the 2018 Term Loan in December 2019, the Company terminated its outstanding interest rate swap with a payment of $4.9 million, the fair value of the interest rate swap as of the date of settlement. Refer to "Note J - Derivative Instruments and Hedging Activities" for further information on the interest rate derivative entered into as part of the Term Loan Facility.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For taxable years beginning after December 31, 2017, a deduction for interest will generally be allowed for any entity only up to 30% of adjusted taxable income (determined without regard to interest income or expense) plus the amount of interest income. Only interest income and expense incurred in a trade or business is taken into account, i.e., investment interest income and deductions are ignored. For partnerships, the limitation is applied at the partnership level and then adjustments are made at the partner level to avoid double counting and to allow an owner to use any excess income in calculating the interest deduction at his or her level. The provision did not limit the deduction of interest by the Company for 2019 or 2018, but it did have an impact on the deduction for certain of the portfolio companies, resulting in an additional valuation allowance for deferred tax assets of $1.1 million and $2.1 million in the years ended December 31, 2019 and 2018, respectively.
Provisional Amounts
In March 2018, the FASB issued ASU 2018-05, "Income Taxes - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" ("SAB 118"). The guidance provided for a provisional one-year measurement period for entities to finalize their accounting for certain tax effects related to the Tax Act. The Tax Act required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The one-time transition tax under the Tax Act is based on earnings and profits ("E&P") that were previously deferred from U.S. income taxes. For the year ended December 31, 2017, the provision for income taxes included provisional tax expense of $4.9 million related to the one-time transition tax liability of our foreign subsidiaries. The Company completed the calculation of the total E&P for these foreign subsidiaries although the Company's estimates may be affected as additional regulatory guidance is issued with respect to the Tax Act. Adjustments to the provisional amounts of $0.4 million were recognized as a component of the provision for income taxes in the year-ending December 31, 2018.
Deferred Income Taxes
Deferred income taxes are calculated under the asset and liability method. Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes at the enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is expected to more likely than not be realized. Several of the Company’s majority owned subsidiaries have deferred tax assets recorded at December 31, 2019 which in total amount to approximately $72.2 million. This deferred tax asset is net of $8.1 million of valuation allowance primarily associated with the realization of foreign net operating losses, domestic tax credits and the limitation on the deduction of interest expense. These deferred tax assets are comprised primarily of reserves not currently deductible for tax purposes. The temporary differences that have resulted in the recording of these tax assets may be used to offset taxable income in future periods, reducing the amount of taxes required to be paid. Realization of the deferred tax assets is dependent on generating sufficient future taxable income at those subsidiaries with deferred tax assets. Based upon the expected future results of operations, the Company believes it is more likely than not that those subsidiaries with deferred tax assets will generate sufficient future taxable income to realize the benefit of existing temporary differences, although there can be no assurance of this. The impact of not realizing these deferred tax assets would result in an increase in income tax expense for such period when the determination was made that the assets are not realizable.
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
The weighted average number of Trust common shares outstanding for each of the fiscal years 2019, 2018 and 2017 were computed based on 59,900,000 shares outstanding for the period from January 1st through December 31st.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not have any stock option plans or any other potentially dilutive securities outstanding during the years ended December 31, 2019, 2018 and 2017.
Advertising costs
Advertising costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. Advertising costs were $20.4 million, $20.2 million and $17.4 million during the years ended December 31, 2019, 2018 and 2017, respectively.
Research and development
Research and development costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. The Company incurred research and development expense of $0.9 million, $1.2 million and $1.4 million during the years ended December 31, 2019, 2018 and 2017, respectively.
Employee retirement plans
The Company and many of its segments sponsor defined contribution retirement plans, such as 401(k) plans. Employee contributions to the plan are subject to regulatory limitations and the specific plan provisions. The Company and its segments may match these contributions up to levels specified in the plans and may make additional discretionary contributions as determined by management. The total employer contributions to these plans were $2.7 million, $3.8 million and $2.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company’s Arnold subsidiary maintains a defined benefit plan for certain of its employees which is more fully described in "Note K - Defined Benefit Plan". Accounting guidelines require employers to recognize the overfunded or underfunded status of defined benefit pension and postretirement plans as assets or liabilities in their consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income.
Seasonality
Earnings of certain of our operating segments are seasonal in nature due to various recurring events, holidays and seasonal weather patterns, as well as the timing of our acquisitions during a given year. Historically, the third and fourth quarter produce the highest net sales during our fiscal year.
Stock based compensation
The Company does not have a stock based compensation plan; however, all of the Company’s subsidiaries maintain stock based compensation plans. During the years ended December 31, 2019, 2018 and 2017, $6.1 million, $6.7 million, and $4.5 million of stock based compensation expense was recorded to each expense category that included related salary expense in the consolidated statements of operations. As of December 31, 2019, the amount to be recorded for stock-based compensation expense in future years for unvested options is approximately $17.2 million.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company has performed an assessment of the impact of the adoption of Topic 842 on the Company's consolidated financial position and results of operations for the Company's leases, which consist of manufacturing facilities, warehouses, office facilities, retail stores, equipment and vehicle leases. The adoption of the new lease standard on January 1, 2019 resulted in the recognition of right-of-use assets of approximately $90.6 million and lease liabilities for operating leases of approximately $97.4 million on our Consolidated Balance Sheets, with no material impact to its Consolidated Statements of Operations or Consolidated Statement of Cash Flows. We implemented processes and a lease accounting system to ensure adequate internal controls were in place to assess our leasing arrangements and enable proper accounting and reporting of financial information upon adoption. No cumulative effect adjustment was recognized as the amount was not material. Refer to "Note R - Commitments and Contingencies" for additional information regarding the Company's adoption of Topic 842.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses, which will require companies to present assets held at amortized cost and available for sale debt securities net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2019 and will primarily affect the Company's estimates of accounts receivable provisions. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2021 and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
Note C — Discontinued Operations
Sale of Clean Earth
On May 8, 2019, the Company, as majority stockholder of CEHI Acquisition Corporation ("Clean Earth" or CEHI") and as Sellers’ Representative, entered into a definitive Stock Purchase Agreement (the “Purchase Agreement”) with Calrissian Holdings, LLC (“Buyer”), CEHI, the other holders of stock and options of CEHI and, as Buyer’s guarantor, Harsco Corporation, pursuant to which Buyer would acquire all of the issued and outstanding securities of CEHI, the parent company of the operating entity, Clean Earth, Inc.
On June 28, 2019, Buyer completed the acquisition of all of the issued and outstanding securities of CEHI pursuant to the Purchase Agreement. The sale price for Clean Earth was based on an aggregate total enterprise value of $625 million and is subject to customary working capital adjustments. After the allocation of the sale proceeds to Clean Earth non-controlling equity holders, the repayment of intercompany loans to the Company (including accrued interest) of $224.6 million, and the payment of transaction expenses of approximately $10.7 million, the Company received approximately $327.3 million of total proceeds at closing related to our equity interests in Clean Earth. The Company recognized a gain on the sale of Clean Earth of $209.3 million during the year ended December 31, 2019.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized operating results for Clean Earth for the previous years through the date of disposition were as follows (in thousands):

	For the period January 1, 2019 through disposition	Year ended December 31, 2018	Year ended December 31, 2017
Net sales	$132,737	$266,916	$211,247
Gross profit	39,678	75,470	61,219
Operating income	6,232	14,443	12,037
Income before income taxes	5,880	13,693	11,789
Benefit for income taxes	(11,607)	(2,458)	(15,469)
Income from discontinued operations (1)	$17,487	$16,151	$27,258
(1) The results of operations for the periods from January 1, 2019 through the date of disposition, and the years ended December 31, 2018 and December 31, 2017, each exclude $10.2 million, $17.0 million and $13.9 million, respectively, of intercompany interest expense.
Sale of Manitoba Harvest
On February 19, 2019, the Company entered into a definitive agreement with Tilray, Inc. ("Tilray") and a wholly-owned subsidiary of Tilray, 1197879 B.C. Ltd. (“Tilray Subco”), to sell to Tilray, through Tilray Subco, all of the issued and outstanding securities of our majority owned subsidiary, Manitoba Harvest for total consideration of up to C$419 million. The completion of the sale of Manitoba Harvest was subject to approval by the British Columbia Supreme Court, which occurred on February 21, 2019. The sale closed on February 28, 2019. Subject to certain customary adjustments, the shareholders of Manitoba Harvest, including the Company, received the following from Tilray as consideration for their shares of Manitoba Harvest: (i) C$150 million in cash to the holders of preferred shares of Manitoba Harvest and the holders of common shares of Manitoba Harvest (“Common Holders”) and C$127.5 million in shares of class 2 Common Stock of Tilray (“Tilray Common Stock”) to the Common Holders on the closing date of the sale (the “Closing Date Consideration”), and (ii) C$50 million in cash and C$42.5 million in Tilray Common Stock to the Common Holders on the date that was six months after the closing date of the arrangement (the “Deferred Consideration”). The sale consideration also included a potential earnout of up to C$49 million in Tilray Common Stock to the Common Holders, if Manitoba Harvest achieved certain levels of U.S. branded gross sales of edible or topical products containing broad spectrum hemp extracts or cannabidiols prior to December 31, 2019. The threshold for the earnout was not achieved and no additional amount was recorded related to sale of Manitoba Harvest at December 31, 2019.
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
The Tilray Common Stock consideration was issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") and pursuant to exemptions from applicable securities laws of any state of the United States, such that any shares of Tilray Common Stock received by the Common Holders were freely tradeable. The Company sold the Tilray Common Stock received as part of the Closing Consideration during March 2019, recognizing a net loss of $5.3 million in Other income/ (expense) during the quarter ended March 31, 2019. In August 2019, the Company sold the Tilray Common Stock received as part of the Deferred Consideration, recognizing a loss of $4.9 million in Other income/ (expense) during the quarter ended September 30, 2019.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized operating results for Manitoba Harvest for the previous years through the date of disposition were as follows (in thousands):

	For the period January 1, 2019 through disposition	Year ended December 31, 2018	Year ended December 31, 2017
Net revenues	$10,024	$67,437	$55,699
Gross profit	4,874	28,877	25,101
Operating loss	(1,118)	(1,754)	(9,332)
Loss before income taxes	(1,127)	(1,783)	(9,565)
Benefit for income taxes	(541)	(1,460)	(1,469)
Income (loss) from discontinued operations (1)(2)	$(586)	$(323)	$(8,096)
(1) The results of operations for the periods from January 1, 2019 through the date of disposition and the years ended December 31, 2018 and December 31, 2017 each exclude $1.0 million, $5.2 million and $4.3 million, respectively, of intercompany interest expense.
(2) The loss from discontinued operations for the year ended December 31, 2017 includes impairment expense of $8.5 million related to the goodwill and tradename of Manitoba Harvest.
The following table presents summary balance sheet information of the Clean Earth and Manitoba Harvest businesses that is presented as discontinued operations as of December 31, 2018 (in thousands):

	December 31, 2018
	Manitoba Harvest	Clean Earth	Total
Assets:
Cash and cash equivalents	$2,577	$1,978	$4,555
Accounts receivable, net	7,169	59,689	66,858
Inventories	11,436	—	11,436
Prepaid expenses and other current assets	773	6,140	6,913
Current assets of discontinued operations	$21,955	$67,807	$89,762

Property, plant and equipment, net	$18,157	$62,060	$80,217
Goodwill	37,777	144,778	182,555
Intangible assets, net	53,533	129,530	183,063
Other non-current assets	—	3,629	3,629
Non-current assets of discontinued operations	$109,467	$339,997	$449,464

Liabilities:
Accounts payable	$4,259	$26,135	$30,394
Accrued expenses	4,313	16,064	20,377
Due to related party	350	—	350
Other current liabilities	506	867	1,373
Current liabilities of discontinued operations	9,428	43,066	52,494

Deferred income taxes	12,675	28,300	40,975
Other non-current liabilities	2,093	5,175	7,268
Non-current liabilities of discontinued operations	$14,768	$33,475	$48,243

Noncontrolling interest of discontinued operations	$11,160	$8,888	$20,048

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D — Acquisition of Businesses
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

Final Purchase Allocation
(in thousands)	As of 12/31/18
Assets:
Cash	$6,282
Accounts receivable (1)	19,058
Inventory (2)	13,212
Property, plant and equipment (3)	28,370
Intangible assets	118,342
Goodwill	72,708
Other current and noncurrent assets	2,945
Total assets	260,917

Liabilities:
Current liabilities	5,968
Other liabilities	115,033
Total liabilities	121,001

Net assets acquired	139,916
Intercompany loans to business	115,033
$254,949

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition Consideration
Purchase price	$247,500
Working capital adjustment	1,370
Cash acquired	6,079
Total purchase consideration	$254,949
Less: Transaction costs	1,552
Purchase price, net	$253,397
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Final Purchase Allocation
(in thousands)	As of 12/31/18
Assets:
Cash	$10,025
Accounts receivable (1)	21,431
Inventory (2)	34,392
Property, plant and equipment	3,379
Intangible assets	85,700
Goodwill	13,518
Other current and noncurrent assets	446
Total assets	168,891

Liabilities
Current liabilities	9,034
Other liabilities (3)	4,800
Total liabilities	13,834

Net assets acquired	$155,057

Acquisition Consideration
Purchase price	$145,000
Cash acquired	10,025
Working capital adjustment	32
Total purchase consideration	155,057
Less: Transaction costs	632
Purchase price, net	$154,425
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year ended
(in thousands)	December 31, 2018	December 31, 2017
Net revenues	$1,397,148	$1,328,109
Gross profit	480,260	454,698
Operating income	59,758	60,575
Net income (loss) from continuing operations	(20,497)	49,865
Net income (loss) from continuing operations attributable to Holdings	(25,714)	21,620
Basic and fully diluted net income (loss) per share attributable to Holdings	(0.75)	(0.50)

Other acquisitions
Velocity Outdoor
Ravin Crossbows - On September 4, 2018, Velocity Outdoor (formerly "Crosman Corp.") acquired all of the outstanding membership interests in Ravin Crossbows, LLC ("Ravin" or "Ravin Crossbows") for a purchase price of approximately $98.0 million, net of transaction costs, plus a potential earn-out of up to $25.0 million based on gross profit levels for the trailing twelve month period ending December 31, 2018. Velocity funded the acquisition and payment of related transaction costs through the issuance of an additional $38.9 million in intercompany loans and the issuance of additional equity to the Company of $60.6 million. Velocity recorded a purchase price allocation for Ravin as of December 31, 2018 comprised of $67.5 million in intangible assets ($14.1 million in finite lived trade name, $42.6 million in technologies valued using an excess earnings methodology, and $10.8 million in customer relationships), $2.5 million in inventory step-up, and $13.3 million in goodwill which is expected to be deductible for income tax purposes. The remainder of the purchase consideration was allocated to net assets acquired. The potential earn-out was valued at $4.7 million as part of the purchase price allocation. In December 2019, Velocity paid $6.8 million as settlement of the earn-out amount. Velocity incurred transaction costs of $1.4 million related to the Ravin acquisition, which are recorded as selling, general and administrative costs in the accompanying consolidated statement of operations as of December 31, 2018. The purchase price allocation was finalized during the first quarter of 2019.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E - Revenue
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
Performance Obligations - For 5.11, Velocity Outdoor, Ergobaby, Liberty Safe, Sterno, Arnold and Foam Fabricators, revenues are recognized when control of the promised goods or service is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. Each product or service represents a separate performance obligation. For contracts that contain multiple products, the Company will evaluate those products to determine if they represent performance obligations based on whether those goods or services are distinct (by themselves or as part of a bundle of products). Further, the Company evaluated if the products were separately identifiable from other products in the contract. The Company concluded that the products are distinct and separately identifiable from other products in the contracts. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. The standalone selling price is directly observable as it is the price at which the Company sells its products separately to the customer. As the Company does not meet any of the requirements for over time recognition for any of its products at these operating segments, it will recognize revenue based on the point in time criteria based on the definition of control, which is generally upon shipment terms for products and when the service is performed for services. Transfer of control for Advanced Circuit’s products qualify for over time revenue recognition because the products represent assets with no alternative use and the contracts include an enforceable right to payment for work completed to date. Advanced Circuits has selected the cost to cost input method of measuring progress to recognize revenue over time, based on the status of the work performed. The cost to cost method is representative of the value provided to the customer as it represents the Company’s performance completed to date. However, due to the short-term nature of Advanced Circuit's production cycle, there is an immaterial difference between revenue recognition under the previous guidance and the new revenue recognition guidance.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide disaggregation of revenue by reportable segment geography for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year ended December 31, 2019
	5.11	Ergo	Liberty	Velocity	ACI	Arnold	Foam	Sterno	Total
United States	$307,552	$28,028	$93,922	$131,061	$90,791	$72,593	$101,622	$375,537	$1,201,106
Canada	8,203	3,541	2,242	6,134	—	712	—	15,987	36,819
Europe	29,042	27,318	—	6,207	—	36,711	—	1,412	100,690
Asia Pacific	13,933	30,197	—	756	—	6,019	—	2,385	53,290
Other international	29,915	911	—	3,684	—	3,913	19,802	123	58,348
	$388,645	$89,995	$96,164	$147,842	$90,791	$119,948	$121,424	$395,444	$1,450,253

	Year ended December 31, 2018
	5.11	Ergo	Liberty	Velocity	ACI	Arnold	Foam	Sterno	Total
United States	$265,306	$32,558	$80,334	$113,915	$92,511	$70,049	$97,118	$365,403	$1,117,194
Canada	7,808	3,076	2,324	6,162	—	1,177	—	13,304	33,851
Europe	31,026	28,482	—	5,574	—	38,536	—	1,218	104,836
Asia Pacific	16,168	25,488	—	1,200	—	5,176	—	169	48,201
Other international	27,614	962	—	4,445	—	2,922	16,314	981	53,238
	$347,922	$90,566	$82,658	$131,296	$92,511	$117,860	$113,432	$381,075	$1,357,320

	Year ended December 31, 2017
	5.11	Ergo	Liberty	Velocity	ACI	Arnold	Sterno	Total
United States	$224,141	$40,870	$89,969	$68,393	$87,782	$62,667	$204,710	$778,532
Canada	6,180	3,473	1,987	4,070	—	1,237	17,250	34,197
Europe	24,552	25,973	—	3,066	—	32,101	2,322	88,014
Asia Pacific	14,800	32,617	—	756	—	4,976	1,244	54,393
Other international	40,326	36	—	2,102	—	4,599	584	47,647
	$309,999	$102,969	$91,956	$78,387	$87,782	$105,580	$226,110	$1,002,783

Note F — Operating Segment Data
At December 31, 2019, the Company had eight reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products from which each segment derives its revenues is as follows:

•
5.11 is a leading provider of purpose-built technical apparel and gear for law enforcement, firefighters, EMS, and military special operations as well as outdoor and adventure enthusiasts. 5.11 is a brand known for innovation and authenticity, and works directly with end users to create purpose-built apparel and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide.  Headquartered in Irvine, California, 5.11 operates sales offices and distribution centers globally, and 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and on 511tactical.com.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Ergobaby, headquartered in Los Angeles, California, is a designer, marketer and distributor of wearable baby carriers and accessories, blankets and swaddlers, nursing pillows, strollers and related products.  Ergobaby primarily sells its Ergobaby and Baby Tula branded products through brick-and-mortar retailers, national chain stores, online retailers, its own websites and distributors and derives more than 50% of its sales from outside of the United States.

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

•
Arnold is a global manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including aerospace and defense, general industrial, motorsport/ automotive, oil and gas, medical, energy, reprographics and advertising specialties. Arnold produces high performance permanent magnets (PMAG), precision foil products (Precision Thin Metals or "PTM"), and flexible magnets (Flexmag™) that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, Arnold has built a diverse and blue-chip customer base totaling more than 2,000 clients worldwide. Arnold is headquartered in Rochester, New York.

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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Operating Segments

Net Revenues	Year ended December 31,
(in thousands)	2019	2018	2017
5.11	$388,645	$347,922	$309,999
Ergobaby	89,995	90,566	102,969
Liberty	96,164	82,658	91,956
Velocity Outdoor	147,842	131,296	78,387
ACI	90,791	92,511	87,782
Arnold	119,948	117,860	105,580
Foam Fabricators	121,424	113,432	—
Sterno	395,444	381,075	226,110
Total	1,450,253	1,357,320	1,002,783
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—	—
Total consolidated revenues	$1,450,253	$1,357,320	$1,002,783

Segment Profit (Loss) (1)	Year ended December 31,
(in thousands)	2019	2018	2017
5.11 (2)	$22,408	$3,916	$(7,121)
Ergobaby	10,404	11,522	24,503
Liberty	8,526	5,906	9,475
Velocity Outdoor (3)	(27,138)	4,850	1,308
ACI	25,680	26,335	23,575
Arnold (4)	8,361	7,416	(5,693)
Foam Fabricators	14,292	10,998	—
Sterno	44,810	38,730	19,194
Total	107,343	109,673	65,241
Reconciliation of segment profit (loss) to consolidated income from continuing operations before income taxes:
Interest expense, net	(58,216)	(55,245)	(27,255)
Other income (expense), net	(2,185)	(5,889)	2,745
Loss on equity method investment	—	—	(5,620)
Corporate and other	(72,973)	(56,950)	(44,742)
Total consolidated loss from continuing operations before income taxes	$(26,031)	$(8,411)	$(9,631)

(1)	Segment profit (loss) represents operating income (loss).

(2)
5.11 - The year ended December 31, 2017 includes $21.7 million cost of goods sold expense related to the amortization of the step-up in inventory basis resulting from the purchase price allocation of 5.11, and $2.3 million in integration services fees paid to CGM.

(3)
Velocity Outdoor - Operating loss from Velocity Outdoor for the year ended December 31, 2019 includes $32.9 million in goodwill impairment. The year ended December 31, 2017 includes $1.8 million in acquisition related costs, $3.3 million cost of goods sold expense related to the amortization of the step-up in inventory basis resulting from the purchase price allocation of Velocity, and $0.75 million in integration services fees paid to CGM.

(4)
Arnold - Operating loss from Arnold for the year ended December 31, 2017 includes $8.9 million in goodwill impairment expense related to the PMAG reporting unit. Refer to "Note H - Goodwill and Intangible Assets."

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and Amortization Expense	Year ended December 31,
(in thousands)	2019	2018	2017

5.11	$21,131	$21,477	$39,934
Ergobaby	8,531	8,493	11,419
Liberty	1,584	1,541	1,657
Velocity Outdoor	12,984	12,119	7,726
ACI	2,401	3,160	3,323
Arnold	6,459	6,229	6,428
Foam Fabricators	12,183	10,712	—
Sterno	22,035	26,970	11,573
Total	87,308	90,701	82,060
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs and original issue discount	3,773	4,483	5,007
Consolidated total	$91,081	$95,184	$87,067

	Accounts Receivable		Identifiable Assets
	December 31,		December 31
(in thousands)	2019	2018	2019 (1)	2018 (1)
5.11	$49,543	$52,069	$357,292	$319,583
Ergobaby	10,460	11,361	91,798	100,679
Liberty	13,574	10,416	38,558	27,881
Velocity	20,290	21,881	192,288	209,398
ACI	8,318	9,193	24,408	13,407
Arnold	19,043	16,298	72,650	66,744
Foam Fabricators	24,455	23,848	156,914	155,504
Sterno	60,522	72,361	263,530	253,637
Sales allowance accounts	(14,800)	(11,882)	—	—
Total	191,405	205,545	1,197,438	1,146,833
Reconciliation of segment to consolidated totals:
Corporate and other identifiable assets	—	—	64,531	8,357
Assets of discontinued operations			—	540,485
Total	$191,405	$205,545	$1,261,969	$1,695,675

(1)	Does not include goodwill balances - refer to "Note H - Goodwill and Intangible Assets" for a schedule of goodwill by segment.
Geographic Information
Net Revenues
Revenue attributable to Canada represented approximately 14.8% of total international revenues in 2019, 14.1% of total international revenues in 2018, and 15.2% of total international revenues in 2017. Revenue attributable to any other individual foreign country was not material in 2019, 2018 or 2017.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable Assets
Several of the Company's operating segments have subsidiaries with assets located outside of the United States. The following table presents identifiable assets by geographic area:

Identifiable Assets	December 31,
(in thousands)	2019	2018
United States	$1,195,407	$1,091,960
Canada	1,859	1,688
Europe	40,298	37,286
Other international	24,405	24,256
Total identifiable assets	$1,261,969	$1,155,190

Note G - Inventory and Property, Plant, and Equipment

Inventory	December 31,
(in thousands)	2019	2018
Raw materials and supplies	$59,888	$60,788
Work-in-process	14,318	12,915
Finished goods	262,352	253,982
	336,558	327,685
Less: obsolescence reserve	(19,252)	(20,248)
Total	$317,306	$307,437

Property, plant and equipment	December 31,
(in thousands)	2019	2018
Machinery and equipment	$191,897	$174,983
Office furniture, computers and software	36,604	29,096
Leasehold improvements	40,851	34,786
Construction in process	10,559	8,869
Buildings and land	7,992	9,818
	287,903	257,552
Less: accumulated depreciation	(141,475)	(110,951)
Total	$146,428	$146,601

Depreciation expense was approximately $33.2 million, $31.2 million and $22.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Note H — Goodwill and Intangible Assets
Goodwill
As a result of acquisitions of various businesses, the Company has significant intangible assets on its balance sheet that include goodwill and indefinite-lived intangibles. The Company’s goodwill and indefinite-lived intangibles are tested and reviewed for impairment annually as of March 31st or more frequently if facts and circumstances warrant by comparing the fair value of each reporting unit to its carrying value. Each of the Company’s businesses represent a reporting unit. The Arnold business previously comprised three reporting units when it was acquired in March 2012, but as a result of changes implemented by Arnold management during 2016 and 2017, the Company reassessed the reporting units at Arnold as of the annual impairment testing date in 2018. After evaluating changes in the operation

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the reporting units that led to increased integration and altered how the financial results of the Arnold operating segment were assessed by Arnold management, the Company determined that the previously identified reporting units no longer operate in the same manner as they did when the Company acquired Arnold. As a result, the separate Arnold reporting units were determined to only comprise one reporting unit at the Arnold operating segment level as of March 31, 2018. As part of the exercise of combining the separate Arnold reporting units into one reporting unit, the Company performed "before" and "after" goodwill impairment testing, whereby we performed the annual impairment testing for each of the existing reporting units of Arnold and then subsequent to the completion of the annual impairment testing of the separate reporting units, we performed a quantitative impairment test of the Arnold operating segment, which will now represent the reporting unit for impairment tests.
A reconciliation of the change in the carrying value of goodwill by segment for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	Balance at January 1, 2019	Acquisitions	Goodwill Impairment	Balance at December 31, 2019
5.11	$92,966	$—	$—	$92,966
Ergobaby	61,031	—	—	61,031
Liberty	32,828	—	—	32,828
Velocity Outdoor	62,675	285	(32,881)	30,079
ACI	58,019	—	—	58,019
Arnold	26,903	—	—	26,903
Foam Fabricators	72,708	—	—	72,708
Sterno	55,336	—	—	55,336
Corporate (1)	8,649	—	—	8,649
Total	$471,115	$285	$(32,881)	$438,519

(1)	Represents goodwill resulting from purchase accounting adjustments not "pushed down" to the ACI segment. This amount is allocated back to the ACI segment for purposes of goodwill impairment testing.

	Balance at January 1, 2018	Acquisitions (1)	Other	Balance at December 31, 2018
5.11	$92,966	$—	$—	$92,966
Ergobaby	61,031	—	—	61,031
Liberty	32,828	—	—	32,828
Velocity Outdoor	49,352	13,253	70	62,675
ACI	58,019	—	—	58,019
Arnold (2)	26,903	—	—	26,903
Foam Fabricators	—	72,708	—	72,708
Sterno	41,818	13,518	—	55,336
Corporate (3)	8,649	—	—	8,649
Total	$371,566	$99,479	$70	$471,115
(1) Acquisition of businesses during the year ended December 31, 2018 includes the acquisition of Foam Fabricators by the Company, Sterno's acquisition of Rimports and Velocity's acquisition of Ravin.

(2)	Arnold had three reporting units which were combined into one reporting unit effective March 31, 2018.

(3)	Represents goodwill resulting from purchase accounting adjustments not "pushed down" to the ACI segment. This amount is allocated back to the ACI segment for purposes of goodwill impairment testing.
Approximately $148.1 million of goodwill is deductible for income tax purposes at December 31, 2019.
2019 Interim Impairment Testing

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Velocity Outdoor
The Company performed interim quantitative impairment testing of Velocity Outdoor at September 30, 2019. As a result of operating results below forecasts in the current period as well as a re-forecast of the Velocity business in which planned earnings and revenue fell below the forecasts of prior periods, the Company determined that a triggering event occurred in the third quarter of 2019 and performed an interim impairment test of goodwill as of September 30, 2019. The Company used an income approach for the impairment test, whereby we estimate the fair value of the reporting unit based on the present value of future cash flows. Cash flow projections are based on management's estimate of revenue growth rates and operating margins, and take into consideration industry and market conditions as well as company specific economic factors. The Company used a weighted average cost of capital of 12.2% in the income approach. The discount rate used was based on the weighted average cost of capital adjusted for the relevant risk associated with business specific characteristics and Velocity's ability to execute on the projected cash flows. Based on the results of the impairment test, the fair value of Velocity did not exceed the carrying value, indicating that the goodwill at Velocity is impaired. The difference between the carrying value and fair value of the Velocity business was $32.9 million, which the Company has recorded as impairment expense in the accompanying consolidated statement of operations for the year December 31, 2019.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the net carrying amount of goodwill at December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Goodwill - gross carrying amount	$496,264	$495,979
Accumulated impairment losses	(57,745)	(24,864)
Goodwill - net carrying amount	$438,519	$471,115

Intangible Assets
Intangible assets are comprised of the following (in thousands):

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Lives
Customer relationships	$462,686	$(155,200)	$307,486	$462,686	$(120,786)	$341,900	13
Technology and patents	80,082	(28,748)	51,334	79,646	(23,409)	56,237	13
Trade names, subject to amortization	189,183	(46,507)	142,676	189,116	(32,506)	156,610	15
Licensing and non-compete agreements	7,515	(7,050)	465	7,515	(6,655)	860	5
Distributor relations and other	726	(726)	—	726	(726)	—	5
	740,192	(238,231)	501,961	739,689	(184,082)	555,607
Trade names, not subject to amortization	59,985	—	59,985	59,985	—	59,985
Total intangibles, net	$800,177	(238,231)	561,946	$799,674	$(184,082)	$615,592
The Company’s amortization expense of intangible assets for the years ended December 31, 2019, 2018 and 2017 totaled $54.2 million, $49.7 million and $34.7 million, and respectively.
Estimated charges to amortization expense of intangible assets over the next five years, is as follows, (in thousands):

2020	$54,084
2021	$53,642
2022	$52,010
2023	$51,613
2024	$50,519

Note I – Debt
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2018 Revolving Credit Facility
All amounts outstanding under the 2018 Revolving Credit Facility will become due on April 18, 2023, which is the maturity date of loans advanced under the 2018 Revolving Credit Facility. The Company may borrow, prepay and reborrow principal under the 2018 Revolving Credit Facility from time to time during its term. Advances under the 2018 Revolving Credit Facility can be either Eurodollar rate loans or base rate loans. Eurodollar rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a fluctuating rate per annum based on the Eurodollar rate (the London Interbank Offered Rate or a successor rate (the “Eurodollar Rate”)) for such interest period plus a margin ranging from 1.50% to 2.50%, based on the ratio of consolidated net indebtedness to adjusted consolidated earnings before interest expense, tax expense, and depreciation and amortization expenses for such period (the “Consolidated Total Leverage Ratio”). Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds rate plus 0.50%, (ii) the “prime rate”, and (iii) Eurodollar Rate plus 1.0% (the “Base Rate”), plus a margin ranging from 0.50% to 1.50%, based on the Company's Consolidated Total Leverage Ratio.
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
2018 Term Loan
The 2018 Term Loan was issued at an original issuance discount of 99.75%. The 2018 Term Loan required quarterly payments of $1.25 million commencing June 30, 2018, with a final payment of all remaining principal and interest due on April 18, 2025, the maturity date of the 2018 Term Loan. In July 2019, the Company repaid approximately $193.8 million of the 2018 Term Loan using a portion of the proceeds received from the sale of Clean Earth, and in November 2019, the Company repaid the remaining $298.8 million balance due under the 2018 Term Loan.
2014 Credit Facility
The 2014 Credit Facility, as amended, provided for (i) a revolving credit facility of $550 million (the “2014 Revolving Credit Facility”), (ii) a $325 million term loan (the “2014 Term Loan”) and iii) a $250 million incremental term loan.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the Company’s debt holdings at December 31, 2019 and December 31, 2018:

	December 31,
(in thousands):	2019	2018
Senior Notes	$400,000	$400,000
Revolving Credit Facility	—	228,000
Term Loan	—	496,250
Less: unamortized discounts and debt issuance costs	(5,555)	(20,379)
Total debt	$394,445	$1,103,871
Less: Current portion, term loan facilities	—	(5,000)
Long-term debt	$394,445	$1,098,871

Debt Issuance Costs
Deferred debt issuance costs represent the costs associated with the issuance of the Company's financing arrangements. The Company paid $7.0 million in debt issuance costs related to the Senior Notes issuance, comprised of bank fees, rating agency fees and professional fees. The 2018 Credit Facility was categorized as a debt modification, and the Company incurred $8.4 million of debt issuance costs, $7.8 million of which were capitalized and will be amortized over the life of the related debt instrument, and $0.6 million that were expensed as costs incurred. In connection with the repayment of the 2018 Term Loan, the Company wrote-off $8.9 million in deferred financing costs associated with the 2018 Term Loan and $3.4 million associated with the original issue discount. The write-off of the deferred financing costs and original issue discount was recorded as loss on debt extinguishment in the accompanying consolidated statement of operations.
Since the Company can borrow, repay and reborrow principal under the 2018 Revolving Credit Facility, the debt issuance costs associated with the 2018 Revolving Credit Facility have been classified as other non-current assets in the accompanying consolidated balance sheet. The debt issuance costs associated with the Senior Notes are classified as a reduction of long-term debt in the accompanying consolidated balance sheet.

The following table summarizes debt issuance costs at December 31, 2019 and December 31, 2018, and the balance sheet classification in each of the periods presents (in thousands):

	December 31,
	2019	2018
Deferred debt issuance costs	$13,252	$24,609
Accumulated amortization	(3,667)	(2,807)
Deferred debt issuance costs, net	$9,585	$21,802

Balance sheet classification:
Other noncurrent assets	$4,030	$5,254
Long-term debt	5,555	16,548
	$9,585	$21,802

Covenants
The Company is subject to certain customary affirmative and restrictive covenants arising under the 2018 Credit Facility. The following table reflects required and actual financial ratios as of December 31, 2019 included as part of the affirmative covenants in the 2018 Credit Facility:

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Fixed Charge Coverage Ratio	Greater than or equal to 1.50: 1.00	2.24:1.00
Total Secured Debt to EBITDA Ratio	Less than or equal to 3.50: 1.00	0.00:1.00
Total Debt to EBITDA Ratio	Less than or equal to 5.00: 1.00	1.36:1.00

A breach of any of these covenants will be an event of default under the 2018 Credit Facility. Upon the occurrence of an event of default under the 2018 Credit Facility, the 2018 Revolving Credit Facility may be terminated, the 2018 Term Loan and all outstanding loans and other obligations under the 2018 Credit Facility may become immediately due and payable and any letters of credit then outstanding may be required to be cash collateralized, and the Agent and the Lenders may exercise any rights or remedies available to them under the 2018 Credit Facility. Any such event would materially impair the Company’s ability to conduct its business. As of December 31, 2019, the Company was in compliance with all covenants as defined in the 2018 Credit Facility.
Letters of credit
The 2018 Credit Facility allows for letters of credit in an aggregate face amount of up to $100.0 million. Letters of credit outstanding at December 31, 2019 totaled $3.6 million and at December 31, 2018 totaled $0.3 million. Letter of credit fees recorded to interest expense were immaterial in 2019 and 2018 and totaled $0.1 million in the year ended December 31, 2017.
Interest Rate Swap
In September 2014, the Company purchased an interest rate swap (the "Swap") with a notional amount of $220 million on our outstanding debt on our Term Loan. The Swap was effective April 1, 2016 through June 6, 2021, the original termination date of the 2014 Term Loan. The agreement required the Company to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. In connection with the repayment of the 2018 Term Loan in November 2019, the Company settled the Swap with a payment of $4.9 million, the fair value of the Swap as of the date of settlement. Refer to "Note J - Derivative Instruments and Hedging Activities" for further information on the interest rate derivative entered into as part of the Term Loan.
Interest expense
The following details the components of interest expense in each of the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
(in thousands)	2019	2018	2017

Interest on credit facilities	$21,996	$32,414	$23,940
Interest on Senior Notes	32,000	22,489	—
Unused fee on Revolving Credit Facility	1,851	1,630	2,856
Amortization of original issue discount	459	729	1,037
Unrealized (gains) losses on interest rate derivatives	3,486	(2,251)	(648)
Letter of credit fees	28	8	70
Other interest expense	285	301	—
Interest income	(1,889)	(75)	—
Interest expense, net	$58,216	$55,245	$27,255

Average daily balance outstanding - credit facilities	$451,117	$721,643	$597,114
Effective interest rate - credit facilities	6.2%	4.5%	4.6%

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note J — Derivative Instruments and Hedging Activities
Interest Rate Swap
On September 16, 2014, the Company purchased an interest rate swap (the "Swap") with a notional amount of $220 million. The Swap was effective April 1, 2016 through June 6, 2021, the original termination date of our 2014 Term Loan. The interest rate swap agreement required the Company to pay interest rates on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. In connection with the repayment of the 2018 Term Loan in November 2019, the Company settled the Swap with a payment of $4.9 million, the fair value of the Swap as of the date of settlement. At December 31, 2018, the Swap had a fair value loss of $2.1 million, $0.6 million recorded as other current liabilities and $1.5 million recorded as other noncurrent liabilities in the Consolidated Balance Sheet.
The Company did not elect hedge accounting for the above derivative transaction associated with the Credit Facility and changes in fair value were included in interest expense on the consolidated statement of operations.
Foreign Currency Contracts
The Company's Arnold operating segment from time to time will use forward contracts and options to hedge the value of the Eurodollar against the Swiss Franc or the British Pound Sterling. Mark-to-market gains and losses on these instruments were not material to the consolidated results during each of the years ended December 31, 2019, 2018 or 2017. At December 31, 2019 and 2018, Arnold had no currency contracts outstanding.
Note K – Defined Benefit Plan
In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets at December 31, 2019 and 2018:

	December 31,
(in thousands)	2019	2018
Change in benefit obligation:
Benefit obligation, beginning of year	$15,017	$14,753
Service cost	512	536
Interest cost	132	96
Actuarial (gain)/loss	804	(239)
Plan amendment	—	(21)
Employee contributions and transfer	356	365
Benefits paid	(2,179)	(417)
Foreign currency translation	212	(56)
Benefit obligation	$14,854	$15,017
Change in plan assets:
Fair value of assets, beginning of period	$11,252	$11,132
Actual return on plan assets	128	224
Company contribution	423	4
Employee contributions and transfer	356	365
Benefits paid	(2,179)	(417)
Foreign currency translation	128	(56)
Fair value of assets	10,108	11,252
Funded status	$(4,746)	$(3,765)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unfunded liability of $4.7 million and $3.8 million at December 31, 2019 and 2018, respectively, is recognized in the consolidated balance sheet within other non-current liabilities. Net periodic benefit cost consists of the following:

	Year ended December 31,
(in thousands)	2019	2018	2017

Service cost	$512	$536	$534
Interest cost	132	96	94
Expected return on plan assets	(135)	(156)	(155)
Amortization of unrecognized loss	140	197	250
Net periodic benefit cost	$649	$673	$723

Assumptions used to determine the benefit obligations and components of the net periodic benefit cost at December 31, 2019 and 2018:

	December 31,
	2019	2018

Discount rate	0.20%	0.88%
Expected return on plan assets	0.80%	1.20%
Rate of compensation increase	1.00%	1.00%

The Company considers the historical level of long-term returns and the current level of expected long-term returns for the plan assets, as well as the current and expected allocation of assets when developing its expected long-term rate of return on assets assumption. The assumptions used for the plan are based upon customary rates and practices for the location of the Company.
Arnold expects to contribute approximately $0.4 million to the defined benefit plan in 2020.
The following presents the benefit payments which are expected to be paid for the plan in each year indicated (in thousands):

2020	$1,173
2021	651
2022	645
2023	508
2024	780
Thereafter	3,482
$7,239

Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and providing adequate liquidity to meet immediate and future benefit payment requirements.
The assets of the plan are reinsured in their entirety with Swiss Life Ltd. (“Swiss Life”) within the framework of the corresponding contracts with Swiss Life Collective BVG Foundation and Swiss Life Complementary Foundation. The assets are guaranteed by the insurance company and pooled with the assets of other participating employers. The allocation of pension plan assets by category in Swiss Life’s group life portfolio is as follows at December 31, 2019:

Certificates of deposit and cash and cash equivalents	1%
Fixed income bonds and securities	65%
Equities and investment funds	15%
Real estate	18%
Other investments	1%
100%

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at December 31, 2019 and 2018 were considered Level 3.
Note L — Stockholders' Equity
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
Series C Preferred Shares
On November 20, 2019, the Trust issued 4,000,000 7.875% Series C Preferred Shares (the "Series C Preferred Shares") with a liquidation preference of $25.00 per share, and on December 2, 2019, the Trust issued 600,000 of the Series C Preferred Shares which were sold pursuant to an option to purchase additional shares by the underwriters. Total proceeds from the issuance of the Series C Preferred Shares were $115.0 million, or $111.0 million net of underwriters' discount and issuance costs. Distributions on the Series C Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on January 30, 2020, at a rate per annum of 7.875%. Distributions on the Series C Preferred Shares are cumulative and at December 31, 2019, $1.0 million of Series C distributions are accumulated and unpaid. Unless full cumulative distributions on the Series C Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series C Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series C Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series C Preferred Shares. The Series C Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after January 30, 2025, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series C Preferred Shares will have no right to require the redemption of the Series C Preferred Shares and there is no maturity date.
If a certain tax redemption event occurs prior to January 30, 2025, the Series C Preferred Shares may be redeemed at the Company's option, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such tax redemption event, at a price of $25.25 per share, plus accumulated and unpaid distributions to, but excluding, the redemption date. If a certain fundamental change related to the Series C Preferred Shares or the Company occurs (whether before, on or after January 30, 2025), the Company will be required to repurchase the Series C Preferred Shares at a price of $25.25 per share, plus accumulated and unpaid distributions to, but excluding, the date of purchase. If (i) a fundamental change occurs and (ii) the Company does not give notice prior to the 31st day following the fundamental change to repurchase all the outstanding Series C Preferred Shares, the distribution rate per annum on the Series C Preferred Shares will increase by 5.00%, beginning on the 31st day following such fundamental change. Notwithstanding any requirement that the Company repurchase all of the outstanding Series C Preferred Shares, the increase in the distribution rate is the sole remedy to holders in the event the Company fails to do so, and following any such increase, the Company will be under no obligation to repurchase any Series C Preferred Shares.
Series B Preferred Shares
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018, at a rate per annum of 7.875%. Distributions on the Series B Preferred Shares are cumulative and at December 31, 2019, $1.3 million of Series B distributions are accumulated and unpaid. Unless full cumulative distributions on the Series B Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series B Preferred Shares for all past distribution periods, no distribution may be declared or paid

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for payment on the Trust common shares. The Series B Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series B Preferred Shares. The Series B Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after April 30, 2028, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series B Preferred Shares will have no right to require the redemption of the Series B Preferred Shares and there is no maturity date.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Holders, at each five year anniversary date of the acquisition of one of the Company’s businesses (“Holding Event”). The Company records distributions of the profit allocation to the Holders upon occurrence of a Sale Event or Holding Event as dividends declared on Allocation Interests to stockholders’ equity when they are approved by the Company’s board of directors.
There were no allocation payments made to the Allocation Interest Holders in 2018. The following is a summary of the profit allocation payments made to the Allocation Interest Holders during each of the years ended December 31, 2019 and 2017:
Year ended December 31, 2019

•
During the second quarter of 2019, the Company declared and paid a distribution to the Allocation Member of $8.0 million related to the sale of Manitoba Harvest and working capital settlements from prior Sale Events (refer to Note C - "Discontinued Operations").

•
During the third quarter of 2019, the Company declared and paid a distribution to the Allocation Member of $43.3 million related to the sale of Clean Earth (refer to Note C - "Discontinued Operations").

•
During the fourth quarter of 2019, the Company declared and paid a distribution to the Allocation Member of $9.1 million related to the deferred consideration from the Manitoba Harvest sale and the working capital settlement received from the sale of Clean Earth (refer to Note C - "Discontinued Operations").

Year ended December 31, 2017

•
The Company's board of directors approved and declared a profit allocation payment in the fourth quarter of 2016 to the Allocation Interest Holders of $13.4 million related to the FOX November Offering. This amount was recorded as "Due to related parties" in the balance sheet at December 31, 2016, and was paid in the first quarter of 2017.

•	$25.8 million paid in the second quarter of 2017 resulting from the sale of FOX shares in March 2017 (refer to Note Q - "Investment") which qualified as a Sale Event under the Company's LLC Agreement.
Reconciliation of net income (loss) available to common shares of Holdings
The following table reconciles net loss attributable to Holdings to net loss attributable to the common shares of Holdings:

	Year ended December 31,
(in thousands)	2019	2018	2017

Net income (loss) from continuing operations attributable to Holdings	$(46,315)	$(24,094)	$5,865
Less: Distributions paid - Allocation Interests	60,369	—	39,188
Less: Distributions paid - Preferred Shares	15,125	12,179	2,457
Less: Accrued distributions - Preferred Shares	2,315	1,334	—
Net loss from continuing operations attributable to common shares of Holdings	$(124,124)	$(37,607)	$(35,780)
Earnings per share
Basic and diluted earnings per share for the fiscal year ended December 31, 2019, 2018 and 2017 is calculated as follows:

	Year ended December 31,
	2019	2018	2017
Loss from continuing operations attributable to common shares of Holdings	$(124,124)	$(37,607)	$(35,780)
Less: Effect of contribution based profit—Holding Event	5,659	5,893	10,072
Loss from Holdings attributable to common shares	$(129,783)	$(43,500)	$(45,852)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income from discontinued operations attributable to Holdings	$348,180	$18,392	$22,126
Less: Effect of contribution based profit	—	—	2,654
Income from discontinued operations of Holdings attributable to common shares	$348,180	$18,392	$19,472

Basic and diluted weighted average common shares of Holdings outstanding	59,900	59,900	59,900

Basic and fully diluted income (loss) per common share attributable to Holdings

Continuing operations	$(2.17)	$(0.73)	$(0.77)
Discontinued operations	5.81	0.31	0.33
	$3.64	$(0.42)	$(0.44)

Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares:

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date
		(in thousands)
Trust Common Shares:
October 1, 2019 - December 31, 2019 (1)	$0.36	$21,564	January 16, 2020	January 23, 2020
July 1, 2019 - September 30, 2019	$0.36	$21,564	October 17, 2019	October 24, 2019
April 1, 2019 - June 30, 2019	$0.36	$21,564	July 18, 2019	July 25, 2019
January 1, 2019 - March 31, 2019	$0.36	$21,564	April 18, 2019	April 25, 2019
October 1, 2018 - December 31, 2018	$0.36	$21,564	January 17, 2019	January 24, 2019
July 1, 2018 - September 30, 2018	$0.36	$21,564	October 18, 2018	October 25, 2018
April 1, 2018 - June 30, 2018	$0.36	$21,564	July 19, 2018	July 26, 2018
January 1, 2018 - March 31, 2018	$0.36	$21,564	April 19, 2018	April 26, 2018
October 1, 2017 - December 31, 2017	$0.36	$21,564	January 19, 2018	January 25, 2018
July 1, 2017 - September 30, 2017	$0.36	$21,564	October 19, 2017	October 26, 2017
April 1, 2017 - June 30, 2017	$0.36	$21,564	July 20, 2017	July 27, 2017
January 1, 2017 - March 31, 2017	$0.36	$21,564	April 20, 2017	April 27, 2017

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series A Preferred Shares:
October 30, 2019 - January 29, 2020 (1)	$0.453125	$1,813	January 15, 2020	January 30, 2020
July 30, 2019 - October 29, 2019	$0.453125	$1,813	October 15, 2019	October 30, 2019
April 30, 2019 - July 29, 2019	$0.453125	$1,813	July 15, 2019	July 30, 2019
January 30, 2019 - April 29, 2019	$0.453125	$1,813	April 15, 2019	April 30, 2019
October 30, 2018 - January 29, 2019	$0.453125	$1,813	January 15, 2019	January 30, 2019
July 30, 2018 - October 29, 2018	$0.453125	$1,813	October 15, 2018	October 30, 2018
April 30, 2018 - July 29, 2018	$0.453125	$1,813	July 16, 2018	July 30, 2018
January 30, 2018 - April 29, 2018	$0.453125	$1,813	April 15, 2018	April 30, 2018
October 30, 2017 - January 29, 2017	$0.453125	$1,813	January 15, 2018	January 30, 2018
June 28, 2017 - October 29, 2017	$0.61423611	$2,457	October 15, 2017	October 30, 2017

Series B Preferred Shares:
October 30, 2019 - January 29, 2020 (1)	$0.4921875	$1,969	January 15, 2020	January 30, 2020
July 30, 2019 - October 29, 2019	$0.4921875	$1,969	October 15, 2019	October 30, 2019
April 30, 2019 - July 29, 2019	$0.4921875	$1,969	July 15, 2019	July 30, 2019
January 30, 2019 - April 29, 2019	$0.4921875	$1,969	April 15, 2019	April 30, 2019
October 30, 2018 - January 29, 2019	$0.4921875	$1,969	January 15, 2019	January 30, 2019
July 30, 2018 - October 29, 2018	$0.4921875	$1,969	October 15, 2018	October 30, 2018
March 13, 2018 - July 29, 2018	$0.74	$2,960	July 16, 2018	July 30, 2018

Series C Preferred Shares:
November 20, 2019 - January 29, 2020 (1)	$0.38281	$1,531	January 15, 2020	January 30, 2020
(1) This distribution was     declared on January 6, 2020.
Note M — Income Taxes
Compass Diversified Holdings and Compass Group Diversified Holdings LLC are classified as partnerships for U.S. Federal income tax purposes and are not subject to income taxes. Each of the Company’s majority owned subsidiaries are subject to Federal, state and in some cases, foreign income taxes. On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21% and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. The Company made a reasonable estimate of the effects of the Tax Act on its existing deferred tax balances and the one-time transition tax as of December 31, 2017. The Company substantially completed its accounting for the revaluation of its net U.S. federal deferred tax liabilities and recorded a tax benefit of approximately $20.4 million in the fourth quarter of 2017. The one-time transition tax under the Tax Act is based on earnings and profits ("E&P") that were previously deferred from U.S. income taxes. For the year ended December 31, 2017, the provision for income taxes included provisional tax expense of $4.9 million related to the one-time transition tax liability of our foreign subsidiaries. The Company completed the calculation of the total E&P for these foreign subsidiaries during 2018 and recorded additional adjustments to the provisional amounts of $0.4 million that is recognized as a component of the provision for income taxes in the year ended December 31, 2018.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of the Company's pretax income (loss) before taxes are as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017

Domestic (including U.S. exports)	$(38,195)	$(23,984)	$(29,404)
Foreign subsidiaries	12,164	15,573	19,773
	$(26,031)	$(8,411)	$(9,631)

Components of the Company’s income tax provision (benefit) are as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017

Current taxes
Federal	$7,985	$6,449	$8,668
State	2,319	1,436	1,217
Foreign	4,984	4,835	6,248
Total current taxes	15,288	12,720	16,133
Deferred taxes:
Federal	(1,234)	(483)	(37,407)
State	937	(478)	(1,424)
Foreign	(249)	(1,293)	(1,043)
Total deferred taxes	(546)	(2,254)	(39,874)
Total tax provision	$14,742	$10,466	$(23,741)

The tax effects of temporary differences that have resulted in the creation of deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are as follows:

	December 31,
(in thousands)	2019	2018

Deferred tax assets:
Tax credits	$4,584	$4,256
Accounts receivable and allowances	2,501	1,504
Net operating loss carryforwards	26,186	30,671
Accrued expenses	5,683	5,656
Interest expense limitation carryforwards	9,348	4,822
Other	31,955	7,887
Total deferred tax assets	$80,257	$54,796
Valuation allowance (1)	(8,099)	(6,904)
Net deferred tax assets	$72,158	$47,892
Deferred tax liabilities:
Intangible assets	$(64,870)	$(63,950)
Property and equipment	(18,188)	(17,217)
Repatriation of foreign earnings	(38)	(38)
Prepaid and other expenses	(22,101)	(671)
Total deferred tax liabilities	$(105,197)	$(81,876)
Total net deferred tax liability	$(33,039)	$(33,984)

(1)	Primarily relates to the 5.11 and Arnold operating segments.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2019 and 2018, the Company recognized approximately $105.2 million and $81.9 million, respectively in deferred tax liabilities. A significant portion of the balance in deferred tax liabilities reflects temporary differences in the basis of property and equipment and intangible assets related to the Company’s purchase accounting adjustments in connection with the acquisition of certain of its businesses. For financial accounting purposes the Company has recognized a significant increase in the fair values of the intangible assets and property and equipment in certain of the businesses it acquired. For income tax purposes the existing, pre-acquisition tax basis of the intangible assets and property and equipment is utilized. In order to reflect the increase in the financial accounting basis over the existing tax basis, a deferred tax liability was recorded. This liability will decrease in future periods as these temporary differences reverse but may be replaced by deferred tax liabilities generated as a result of future acquisitions.
A valuation allowance relating to the realization of foreign net operating losses, domestic and foreign tax credits and the limitation on the deduction of interest expense of $8.1 million was provided at December 31, 2019 and a valuation allowance related to the realization of foreign net operating losses, domestic and foreign tax credits and the limitation on the deduction of interest expense of $6.9 million was provided at December 31, 2018. A valuation allowance is provided whenever it is more likely than not that some or all of deferred assets recorded may not be realized. For taxable years beginning after December 31, 2017, a deduction for interest will generally be allowed for any entity only up to 30% of adjusted taxable income (determined without regard to interest income or expense) plus the amount of interest income. The provision will not limit the deduction of interest by the Company for 2019 but it did have an impact on the deduction for certain of the portfolio companies, resulting in an additional valuation allowance for deferred tax assets of $1.1 million.
The reconciliation between the Federal Statutory Rate and the effective income tax rate for 2019, 2018 and 2017 are as follows:

	Year ended December 31,
	2019	2018	2017
United States Federal Statutory Rate	(21.0)%	(21.0)%	(35.0)%
State income taxes (net of Federal benefits)	10.6	9.7	(4.0)
Foreign income taxes	2.5	10.5	(14.3)
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	39.4	90.6	63.6
Effect of (gain) loss on equity method investment	—	—	20.4
Impact of subsidiary employee stock options	0.5	(0.6)	2.6
Domestic production activities deduction	—	—	(5.8)
Non-deductible acquisition costs	—	—	3.5
Impairment expense	21.7	—	31.3
Effect of undistributed foreign earnings	—	—	(14.4)
Non-recognition of various carryforwards at subsidiaries	4.6	11.6	(14.0)
Adjustments to uncertain tax positions (2)	—	—	(95.4)
Utilization of tax credits	(7.7)	(5.2)	(27.8)
Effect of Tax Act - GILTI tax	5.6	20.6	—
Effect of Tax Act - remeasurement of deferred tax assets and liabilities (3)	—	0.2	(211.3)
Effect of Tax Act - transition tax on non-U.S. subsidiaries' earnings(3)	—	4.2	50.5
Other	0.4	3.8	3.6
Effective income tax rate	56.6%	124.4%	(246.5)%

(1)	The effective income tax rate for each of the years presented includes losses at the Company’s parent, which is taxed as a partnership.

(2)
Represents the effect of the reversal of an uncertain tax position at our 5.11 business that existed as of the acquisition date and was settled during the fourth quarter of 2017, resulting in a tax benefit of $9.2 million in our 2017 tax provision.

(3)
The effect of the enactment of the Tax Act on our tax provision for the year ended December 31, 2017 was a benefit of $20.4 million related to the reduction in the U.S. federal corporate income tax rate from 35% to 21%, and tax expense of $4.9 million related to the one-time transition tax liability of our foreign subsidiaries. Our loss before income taxes for 2017

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was $9.6 million, and as a result, the effect from the Tax Act on the reconciliation in the table above for the year ended December 31, 2017 was significant.

A reconciliation of the amount of unrecognized tax benefits for 2019, 2018 and 2017 are as follows (in thousands):

Balance at January 1, 2017	$10,357
Additions for current years’ tax positions	96
Additions for prior years’ tax positions	23
Reductions for prior years’ tax positions (1)	(9,354)
Reductions for settlements	—
Reductions for expiration of statute of limitations	(86)
Balance at December 31, 2017	$1,036
Additions for current years’ tax positions	50
Additions for prior years’ tax positions	4
Reductions for prior years’ tax positions	(18)
Balance at December 31, 2018	$1,072
Additions for current years’ tax positions	83
Additions for prior years’ tax positions	27
Reductions for expiration of statute of limitations	(57)
Balance at December 31, 2019	$1,125
(1) The increase in prior year tax positions during the year ended December 31, 2016 related to an unrecognized tax benefit at the Company's 5.11 business, which was acquired in August 2016. The uncertainty was resolved in the fourth quarter of 2017 and the amount was reversed.
Included in the unrecognized tax benefits at December 31, 2019 and 2018 is $1.1 million and $1.1 million, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate. The Company accrues interest and penalties related to uncertain tax positions. The amounts accrued at December 31, 2019, 2018 and 2017 are not material to the Company. Such amounts are included in the provision (benefit) for income taxes in the accompanying consolidated statements of operations. The change in the unrecognized tax benefit during 2017 resulted from the acquisition of 5.11. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, we do not expect the change to have a significant impact on the consolidated results of operations or financial position.
Each of the Company’s businesses file U.S. Federal, state and foreign income tax returns in multiple jurisdictions with varying statutes of limitations. The 2015 through 2019 tax years generally remain subject to examinations by the taxing authorities.
Note N — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2019 and 2018 (in thousands):

	Fair Value Measurements at December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(111)	$—	$—	$(111)
Total recorded at fair value	$(111)	$—	$—	$(111)

(1)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition in 2010 and the 5.11 acquisition in 2016.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(173)	$—	$—	$(173)
Contingent consideration - acquisitions (2)	(4,374)	—	—	(4,374)
Interest rate swap	(2,072)	—	(2,072)	—
Total recorded at fair value	$(6,619)	$—	$(2,072)	$(4,547)

(1)	Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition in 2010 and the 5.11 acquisition in 2016.

(2)	Represents potential earn-out payable as additional purchase price consideration by Velocity Outdoor in connection with the acquisition of Ravin.
A reconciliation of the change in the carrying value of the Company’s Level 3 fair value measurements is as follows:

	Year ended December 31,
(in thousands)	2019	2018

Balance at January 1st	$(4,547)	$(178)
Contingent consideration - Rimports	—	(4,800)
Contingent consideration - Ravin	—	(4,734)
(Increase) decrease in the fair value of put option of noncontrolling shareholders - Liberty	72	—
(Increase) decrease in the fair value of put option of noncontrolling shareholder - 5.11	(10)	5
Adjustment to Ravin contingent consideration	(2,022)	360
Payment of contingent consideration - Ravin	6,396	—
Reversal of contingent consideration - Rimports	—	4,800
Balance at December 31st	$(111)	$(4,547)

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
Interest rate swap
The Company’s derivative instruments at December 31, 2018 consisted of an over-the-counter interest rate swap contract which was not traded on a public exchange. The fair value of the Company’s interest rate swap contract was determined based on inputs that were readily available in public markets or could be derived from information available in publicly quoted markets. As such, the Company categorized the swap as Level 2. Changes in the fair value of the interest rate swap liability during the year ended December 31, 2019 were expensed to interest expense on the consolidated statement of operations. In connection with the repayment of the 2018 Term Loan in November 2019, the Company settled the Swap with a payment of $4.9 million, the fair value of the Swap as of the date of settlement. Refer to "Note J - Derivative Instruments and Hedging Activities" for further information.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•
Velocity Outdoor entered into a contingent consideration arrangement in connection with their purchase of Ravin Crossbows in September 2018. The purchase price of Ravin includes a potential earn-out of up to $25.0 million based on gross profit levels for the trailing twelve month period ending December 31, 2018. The fair value of the contingent consideration was estimated at $4.7 million at acquisition date and was calculated using a risk-adjusted option pricing model. The earnout was adjusted to $4.3 million at December 31, 2018 based on actual results to date. The earnout was adjusted to $6.4 million and paid during the quarter ended December 31, 2019.

Senior Notes
The Company's Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	December 31, 2019
	Maturity Date	Rate		Carrying Value	Fair Value
Senior Notes	May 1, 2026	8.000%	2	$400,000	$439,000

Nonrecurring Fair Value Measurements
The following tables provide the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2019 and 2017. Refer to "Note H – Goodwill and Intangible Assets", for a description of the valuation techniques used to determine fair value of the assets measured on a non-recurring basis in the table below. There were no assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2018.

					Expense
	Fair Value Measurements at December 31, 2019				Year ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	December 31, 2019
Goodwill - Velocity Outdoor	$30,079	—	—	$30,079	$32,881

					Expense
	Fair Value Measurements at December 31, 2017				Year ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	December 31, 2017
Goodwill - Arnold	$26,903	$—	$—	$26,903	$8,864

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note O — Noncontrolling Interest
Noncontrolling interest represents the portion of a majority-owned subsidiary’s net income and equity that is owned by noncontrolling shareholders.
The following tables reflect the Company’s percentage ownership of its businesses, as of December 31, 2019, 2018 and 2017 and related noncontrolling interest balances as of December 31, 2019 and 2018:

	% Ownership (1) December 31, 2019		% Ownership (1) December 31, 2018		% Ownership (1) December 31, 2017
	Primary	Fully Diluted	Primary	Fully Diluted	Primary	Fully Diluted
5.11	97.6	88.9	97.5	88.7	97.5	85.5
Ergobaby	81.9	75.8	81.9	76.4	82.7	76.6
Liberty	91.2	86.0	88.6	85.2	88.6	84.7
Velocity	99.3	93.9	99.2	91.0	98.8	89.2
ACI	69.4	65.4	69.4	69.2	69.4	69.2
Arnold	96.7	80.2	96.7	79.4	96.7	84.7
Foam Fabricators	100.0	91.5	100.0	91.5	N/a	N/a
Sterno	100.0	88.5	100.0	88.9	100.0	89.5

(1)	The principal difference between primary and fully diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective business.

	Noncontrolling Interest Balances
(in thousands)	December 31, 2019	December 31, 2018
5.11	$12,056	$9,873
Velocity	2,506	2,524
Ergobaby	27,036	25,362
Liberty	2,936	3,342
ACI	3,670	(1,236)
Arnold	1,255	1,176
Foam Fabricators	1,873	848
Sterno	(884)	(2,067)
Allocation Interests	100	100
	$50,548	$39,922

The Company's businesses had the following transactions with minority shareholders during the years ended December 31, 2019, 2018 and 2017:
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note P — Supplemental Data
Supplemental Balance Sheet Data (in thousands):

Summary of accrued expenses:	December 31,
	2019	2018

Accrued payroll and fringes	$26,274	$24,426
Accrued taxes	10,025	5,755
Income taxes payable	3,543	5,104
Accrued interest	5,812	5,773
Accrued rebates	6,871	11,038
Warranty payable	1,583	1,528
Accrued inventory	32,471	35,426
Other accrued expenses	22,189	17,562
Total	$108,768	$106,612

Warranty liability	Year ended December 31,
	2019	2018

Beginning balance	$1,624	$2,197
Accrual	2,238	3,531
Warranty payments	(2,279)	(4,258)
Other (1)	—	154
Ending balance	$1,583	$1,624

(1) Represents warranty liabilities of acquired businesses.

Supplemental Statement of Operations Data (in thousands):

Other income (expense), net	Year ended December 31,
	2019	2018	2017
Foreign currency gain (loss)	$46	$(5,355)	$3,462
Gain (loss) on sale of capital assets	(1,730)	(158)	7
Other income (expense)	(501)	368	(724)
	$(2,185)	$(5,145)	$2,745

Supplemental Cash Flow Statement Data (in thousands):

	Year ended December 31,
	2019	2018	2017

Interest paid	$57,904	$51,298	$27,375
Taxes paid	$19,225	$14,002	$16,043

Note Q - Investment
Investment in FOX
Fox Factory Holding Corp. ("FOX"), a former majority owned subsidiary of the Company that is publicly traded on the NASDAQ Stock Market under the ticker "FOXF," is a designer, manufacturer and marketer of high-performance ride dynamic products used primarily for bicycles, side-by-side vehicles, on-road vehicles with off-road capabilities, off-

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

road vehicles and trucks, all-terrain vehicles, snowmobiles, specialty vehicles and applications, and motorcycles. The Company held a 14% ownership interest as of January 1, 2017. The investment in FOX was accounted for using the fair value option. In March 2017, FOX closed on a secondary public offering (the "March 2017 Offering") through which the Company sold their remaining 5,108,718 shares in FOX for total net proceeds of $136.1 million. Subsequent to the March 2017 Offering, the Company no longer held an ownership interest in FOX.
The sale of FOX shares in March 2017 qualified as a Sale Event under the Company's LLC Agreement. In April 2017, with respect to the March 2017 Offering, the Company's board of directors approved and declared a profit allocation payment totaling $25.8 million that was paid in the second quarter of 2017.
Arnold Joint Venture
Arnold is a 50% partner in a China rare earth mine-to-magnet joint venture. Arnold accounts for its activity in the joint venture utilizing the equity method of accounting. Gains and losses from the joint venture were not material for the years ended December 31, 2019, 2018 and 2017.
Note R — Commitments and Contingencies
Leases
The Company and its subsidiaries lease office and manufacturing facilities, computer equipment and software under various operating arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics.  The variable lease expense has not been material on a historic basis and no amount was incurred during the year ending December 31, 2019.
The maturities of lease liabilities at December 31, 2019 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

2020	$26,004
2021	23,041
2022	20,798
2023	14,808
2024	11,488
Thereafter	38,595
Total undiscounted lease payments	$134,734
Less: Interest	38,887
Present value of lease liabilities	$95,847

The Company’s rent expense for the fiscal years ended December 31, 2019, 2018 and 2017 totaled $26.8 million, $24.6 million and $14.8 million, respectively.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of December 31, 2019:

Lease Term and Discount Rate
Weighted-average remaining lease term (years)	6.49
Weighted-average discount rate	7.81%

Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	December 31, 2019

Operating lease right-of-use assets	Other non-current assets	$92,355
Current portion, operating lease liabilities	Other current liabilities	$18,892
Operating lease liabilities	Other non-current liabilities	$76,955

Supplemental cash flow information related to leases was as follows (in thousands):

Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,077
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$18,146

Legal Proceedings
In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that any unfavorable outcomes will have a material adverse effect on the Company’s consolidated financial position or results of operations.
Note S — Related Party Transactions
The Company has entered into related party transactions with its Manager, CGM, including the following:

•	Management Services Agreement

•	LLC Agreement

•	Integration Services Agreements

•	Cost Reimbursement and Fees
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, during the third quarter of 2018, CGM waived $0.6 million in management fees attributable to the assets acquired in September related to the acquisitions by Velocity Outdoor.
For the year ended December 31, 2019, 2018 and 2017, the Company incurred the following management fees to CGM, by entity:

	Year ended December 31,
(in thousands)	2019	2018	2017

5.11	$1,000	$1,000	$1,000
Ergobaby	500	500	500
Liberty	500	500	500
Velocity	500	500	290
Advanced Circuits	500	500	500
Arnold	500	500	500
Foam Fabricators	750	658	n/a
Sterno	500	500	500
Corporate	32,280	38,785	28,053
	$37,030	$43,443	$31,843

Approximately $8.0 million and $11.1 million of the management fees incurred were unpaid as of December 31, 2019 and 2018, respectively, and are reflected in Due to related party on the consolidated balance sheets.
LLC Agreement
The LLC agreement gives Holders the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Holders are entitled to receive and as such can elect to receive the positive contribution-based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (Holding Event) and upon the sale of the business (Sale Event). Holders received $60.4 million and $39.2 million in distributions related to Sale and Holding Events that occurred during 2019 and 2017, respectively. Refer to "Note L - Stockholders' Equity" for a description of the profit allocation payments. There were no allocation payments made to the Allocation Interest Holders in 2018.
Certain persons who are employees and partners of the Manager, including the Company’s Chief Executive Officer, beneficially own (through Sostratus LLC) 49.0% of the Allocation Interests at December 31, 2019 and December 31, 2018. Of the remaining 51.0% at December 31, 2019 and December 31, 2018, 5.0% is held by CGI Diversified Holdings LP, 5.0% is held by the Chairman of the Company’s Board of Directors, and the remaining 41% is held by the former founding partners of the Manager.
Integrations Services Agreements
Foam Fabricators, which was acquired in 2018, Velocity Outdoor, which was acquired in 2017, and 5.11, which was acquired in 2016, each entered into an Integration Services Agreement ("ISA") with CGM.  The ISA provides for CGM to provide services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act and align the acquired entity's policies and procedures with our other subsidiaries.  Each ISA is for the twelve month period subsequent to the acquisition and is payable quarterly.  5.11 paid CGM a total of $3.5 million under the ISA, with $2.3 million paid in 2017.  Velocity Outdoor paid CGM a total of $1.5 million in integration services fees, with $0.75 million paid in 2018 and $0.75 million paid in 2017. Foam Fabricators paid CGM $2.3 million over the term of the ISA, ($2.0 million in integration service fees in 2018 and $0.3 million in 2019). During the years ended December 31, 2019, 2018 and 2017, CGM received $0.3 million, $2.7 million, and $3.1 million, respectively, in total integration service fees.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost Reimbursement and Fees
The Company reimbursed its Manager, CGM, approximately $5.6 million, $4.1 million, and $3.8 million, principally for occupancy and staffing costs incurred by CGM on the Company’s behalf during the years ended December 31, 2019, 2018 and 2017, respectively.
Investment in FOX
The Company purchased a controlling interest in FOX on January 4, 2008. On July 10, 2014, 5,750,000 shares of FOX common stock, held by certain FOX shareholders, including us, were sold in a secondary offering. As a selling shareholder, we sold a total of 4,466,569 shares of FOX common stock. Upon completion of the offering, our ownership in FOX decreased from approximately 53% to 41%, or 15,108,718 shares of FOX’s common stock. We recorded a gain of $264.3 million in July 2014 in connection with the Fox deconsolidation. In March, August and November 2016, through three additional secondary offerings and a share repurchase by FOX, the Company's ownership in the outstanding common stock of FOX was further reduced to 14.0%. In March 2017, FOX closed on a secondary offering through which we sold our remaining 5,108,718 shares in FOX for total net proceeds of $136.1 million, after the underwriter's discount of $8.9 million. Subsequent to the sale of FOX shares in March 2017, we no longer hold an ownership interest in FOX. Refer to "Note Q - Investment" for additional information related to the Company's investment in FOX.
The Company and its businesses have the following significant related party transactions:
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the years ended December 31, 2019, 2018 and 2017, 5.11 purchased approximately $4.4 million, $5.0 million, and $5.6 million, respectively, in inventory from the vendor.
Liberty
Related Party Vendor Purchases - Liberty purchased inventory raw materials from one vendor in 2019 and two vendors in 2018 and 2017 who are related parties to Liberty through two of the executive officers of Liberty via the employment of family members at the vendors. During the years ended December 31, 2019, 2018 and 2017, Liberty purchased approximately $0.5 million, $2.1 million and $2.1 million, respectively, in raw materials from the vendors.
Sterno
Sterno Recapitalization - Refer to "Note O - Noncontrolling Interest" for additional details with regards to the Sterno recapitalization.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	December 31, 2019	September 30, 2019 (1)	June 30, 2019 (2)	March 31, 2019 (3)
Total revenues	$386,999	$388,313	$336,084	$338,857
Gross profit	140,790	136,535	122,563	119,555
Operating income (loss)	27,644	(1,267)	20,208	13,611
Income (loss) from continuing operations	4,543	(28,582)	(3,806)	(12,928)
Income from discontinued operations	—	—	15,474	1,427
Gain on sale of discontinued operations, net of tax	810	2,039	206,505	121,659
Net income (loss) attributable to Holdings	$3,808	$(27,785)	$216,534	$109,308

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(0.24)	$(1.33)	$(0.32)	$(0.34)
Discontinued operations	0.01	0.03	3.70	2.06
Basic and fully diluted income (loss) per share attributable to Holdings	$(0.23)	$(1.30)	$3.38	$1.72
(1) The Company recorded goodwill impairment of $33.4 million in the third quarter of 2019 related to the Velocity operating segment. This amount was reduced in the fourth quarter of 2019 by $0.5 million upon completion of the impairment analysis.
(2) The Company sold its Clean Earth operating segment in the second quarter of 2019, recording a gain on sale of $206.3 million.
(3) The Company sold its Manitoba Harvest operating segment in the first quarter of 2019, recording a gain on sale of $121.7 million.

(in thousands)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total revenues	$370,918	$360,283	$339,989	$286,130
Gross profit	123,479	123,997	118,479	103,887
Operating income	19,255	20,864	11,702	4,807
Loss from continuing operations	(7,459)	(657)	(8,262)	(2,499)
Income from discontinued operations	898	6,423	7,630	878
Gain on sale of discontinued operations, net of tax	93	—	1,165	—
Net income (loss) attributable to Holdings	$(7,179)	$4,726	$(908)	$(2,341)

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(0.28)	$(0.18)	$(0.24)	$(0.11)
Discontinued operations	0.03	0.11	0.14	0.02
Basic and fully diluted income (loss) per share attributable to Holdings	$(0.25)	$(0.07)	$(0.10)	$(0.09)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in thousands)	Balance at beginning of Year	Charge to costs and expense	Other (1)	Deductions	Balance at end of Year
Sales allowance accounts - 2019	$11,882	$7,259	$—	$4,341	$14,800
Sales allowance accounts - 2018	$9,395	$3,779	$2,965	$4,257	$11,882
Sales allowance accounts - 2017	$4,526	$15,298	$1,164	$11,593	$9,395

Valuation allowance for deferred tax assets - 2019	$6,904	$1,195	$—	$—	$8,099
Valuation allowance for deferred tax assets - 2018	$5,912	$1,108	$—	$116	$6,904
Valuation allowance for deferred tax assets - 2017	$7,256	$625	$—	$1,969	$5,912

(1)	Represents opening allowance balances related to acquisitions made during the period indicated.

S-1

INDEX TO EXHIBITS

Exhibit Number	Description
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

2.5
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

2.6
Stock Purchase Agreement by and among Compass Group Diversified Holdings LLC, Compass Group Investments, Inc., Compass CS Partners, L.P., Compass CS II Partners, L.P., Compass Crosman Partners, L.P., Compass Advanced Partners, L.P. and Compass Silvue Partners, LP (incorporated by reference to Exhibit 2.1 of the Form S-1 filed on April 13, 2006 (File No. 333-130326)).

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

E-1

INDEX TO EXHIBITS

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

3.18	Share Designation of Compass Diversified Holdings with respect to Series C Preferred Shares (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on November 20, 2019 (File No. 001-34927)).
3.19
Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series C Trust Preferred Interests (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on November 20, 2019 (File No. 001-34927)).

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

4.6	Form of 7.875% Series C Cumulative Preferred Share Certificate (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on November 20, 2019 (File No. 001-34927)).
4.7	Description of Securities.
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

10.3
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

10.6
Share Purchase Agreement by and between Compass Group Diversified Holdings LLC, Compass Diversified Trust and CGI Diversified Holdings, LP, dated as of April 3, 2007 (incorporated by reference to Exhibit 10.16 of the Amendment No. 1 to the Form S-1 filed on April 20, 2007 (File No. 333-141856)).

10.7
Subscription Agreement dated August 24, 2011, by and among Compass Group Diversified Holdings LLC, Compass Diversified Holdings and CGI Magyar Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 25, 2011(File No. 001-34927)).

10.8
Registration Rights Agreement dated August 24, 2011, by and among Compass Group Diversified Holdings LLC, Compass Diversified Holdings and CGI Magyar Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on August 25, 2011(File No. 001-34927)).

10.9
Sixth Amended and Restated Management Service Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of September 30, 2014 and originally effective as of May 16, 2006 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 7, 2014 (File No. 001-34927)).

10.10†
Employment Agreement dated July 11, 2013, between Compass Group Management LLC and Ryan J. Faulkingham (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 11, 2013 (File No. 001-34927)).

10.11
Amended and Restated Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Bank of America, N.A., dated as of April 18, 2018 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 18, 2018 (File No. 001-34927)).

10.12	First Amendment to the 2018 Credit Facility (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on May 1, 2019 (File No. 001-34927).
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm with respect to the Registrant's consolidated financial statements
24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

E-2

INDEX TO EXHIBITS

Exhibit Number	Description
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1*+	Section 1350 Certification of Chief Executive Officer of Registrant
32.2*+	Section 1350 Certification of Chief Financial Officer of Registrant
99.1
Stock Purchase Agreement dated March 31, 2010 by and among Gable 5, Inc., Liberty Safe and Security Products, LLC and Liberty Safe Holding Corporation (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on April 1, 2010 (File No. 000-51937)).

99.2
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

99.3
Stock Purchase Agreement dated as of March 5, 2012, by and among Arnold Magnetic Technologies Holdings Corporation, Arnold Magnetic Technologies, LLC and AMT Acquisition Corp. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on March 6, 2012 (File No. 001-34927)).

99.4
Membership Interest Purchase Agreement dated as of October 10, 2014, by and among Candle Lamp Holdings, LLC, Candle Lamp Company, LLC and Sternocandlelamp Holdings, Inc. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed October 14, 2014 (File No. 001-34927)).

99.5
Agreement and Plan of Merger, dated as of July 29, 2016, by and among 5.11 ABR Corp., 5.11 ABR Merger Corp., 5.11 Acquisition Corp., TA Associates Management, L.P., as the agent and attorney in fact of the holders of stock and options in 5.11 Acquisition Corp. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on August 1, 2016 (File No. 001-34927)).

99.6
Equity Purchase Agreement, dated June 2, 2017, by and among Bullseye Holding Company LLC, Bullseye Acquisition Corporation, CBCP Acquisition Corp. and Wellspring Capital Partners IV, L.P. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on June 5, 2017 (File No. 001-34927)).

99.7
Stock Purchase Agreement, dated January 18, 2018, between Warren F. Florkiewicz and FFI Compass, Inc. (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on January 18, 2018 (File No. 001-34927)).

99.8
Arrangement Agreement, dated February 19, 2019, by and among FHF Holdings Ltd.; 1197879 B.C. Ltd.; Tilray, Inc.; Compass Group Diversified Holdings LLC and each Shareholder that is, or is made pursuant to the Plan of Arrangement, a party thereto (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on February 20, 2019 (File No. 001-34927)).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed or furnished herewith.
†	Denotes management contracts and compensatory plans or arrangements.
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