Form 10-Q
period 2020-03-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2020-04-30
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
(203) 221-1703
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Shares representing beneficial interests in Compass Diversified Holdings	CODI	New York Stock Exchange
Series A Preferred Shares representing Series A Trust Preferred Interest in Compass Diversified Holdings	CODI PR A	New York Stock Exchange
Series B Preferred Shares representing Series B Trust Preferred Interest in Compass Diversified Holdings	CODI PR B	New York Stock Exchange
Series C Preferred Shares representing Series C Trust Preferred Interest in Compass Diversified Holdings	CODI PR C	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of April 28, 2020, there were 59,900,000 Trust common shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2020

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

•	the "2018 Revolving Credit Facility" refers to the $600 million in revolving loans, swing line loans and letters of credit provided by the 2018 Credit Facility that matures in 2023;

•	the "2018 Term Loan" refer to the $500 million term loan provided by the 2018 Credit Facility;

•	the "LLC Agreement" refer to the fifth amended and restated operating agreement of the Company dated as of December 6, 2016; and

•	"we," "us" and "our" refer to the Trust, the Company and the businesses together.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, contains both historical and forward-looking statements. We may, in some cases, use words such as "project," "predict," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could," "potentially," "may," or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward looking statements include statements about our expectations for adjusted EBITDA in the second quarter and the sufficiency of our capital resources. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•
the adverse impact on the U.S. and global economy, including the markets in which we operate, of the novel coronavirus, which causes the Coronavirus disease 2019 (COVID-19) global pandemic, and the impact in the near, medium and long-term on our business, results of operations, financial position, liquidity or cash flows;

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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
(in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$291,013	$100,314
Accounts receivable, net	184,103	191,405
Inventories	305,636	317,306
Prepaid expenses and other current assets	33,711	35,247
Total current assets	814,463	644,272
Property, plant and equipment, net	143,799	146,428
Goodwill	438,519	438,519
Intangible assets, net	548,730	561,946
Other non-current assets	99,986	100,727
Total assets	$2,045,497	$1,891,892

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$63,069	$70,089
Accrued expenses	102,743	108,768
Due to related party	7,973	8,049
Other current liabilities	21,795	22,573
Total current liabilities	195,580	209,479
Deferred income taxes	31,726	33,039
Long-term debt	594,664	394,445
Other non-current liabilities	88,444	89,054
Total liabilities	910,414	726,017

Commitments and contingencies

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 12,600 shares issued and outstanding at March 31, 2020 and December 31, 2019
Series A preferred shares, no par value; 4,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	96,417	96,417
Series B preferred shares, no par value; 4,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	96,504	96,504
Series C preferred shares, no par value; 4,600 shares issued and outstanding at March 31, 2020 and December 31, 2019	110,997	110,997
Trust common shares, no par value, 500,000 authorized; 59,900 shares issued and outstanding at March 31, 2020 and December 31, 2019	924,680	924,680
Accumulated other comprehensive loss	(5,457)	(3,933)
Accumulated deficit	(141,866)	(109,338)
Total stockholders’ equity attributable to Holdings	1,081,275	1,115,327
Noncontrolling interest	53,808	50,548
Total stockholders’ equity	1,135,083	1,165,875
Total liabilities and stockholders’ equity	$2,045,497	$1,891,892
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2020	2019
Net revenues	$333,449	$338,857
Cost of revenues	213,961	219,302
Gross profit	119,488	119,555
Operating expenses:
Selling, general and administrative expense	83,800	81,397
Management fees	8,620	10,957
Amortization expense	13,505	13,590
Operating income	13,563	13,611
Other income (expense):
Interest expense, net	(8,597)	(18,454)
Loss on sale of securities (refer to Note B)	—	(5,300)
Amortization of debt issuance costs	(525)	(927)
Other income (expense), net	661	(434)
Income (loss) from continuing operations before income taxes	5,102	(11,504)
Provision for income taxes	222	1,424
Income (loss) from continuing operations	4,880	(12,928)
Income from discontinued operations, net of income tax	—	1,427
Gain on sale of discontinued operations	—	121,659
Net income	4,880	110,158
Less: Net income from continuing operations attributable to noncontrolling interest	1,215	1,368
Less: Net loss from discontinued operations attributable to noncontrolling interest	—	(518)
Net income attributable to Holdings	$3,665	$109,308

Amounts attributable to Holdings
Income (loss) from continuing operations	$3,665	$(14,296)
Income from discontinued operations, net of income tax	—	1,945
Gain on sale of discontinued operations, net of income tax	—	121,659
Net income attributable to Holdings	$3,665	$109,308

Basic income (loss) per common share attributable to Holdings (refer to Note I)
Continuing operations	$(0.26)	$(0.34)
Discontinued operations	—	2.06
	$(0.26)	$1.72

Basic weighted average number of shares of common shares outstanding	59,900	59,900

Cash distributions declared per Trust common share (refer to Note I)	$0.36	$0.36

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
(in thousands)	2020	2019

Net income	$4,880	$110,158
Other comprehensive income (loss)
Foreign currency translation adjustments	(2,118)	577
Foreign currency amounts reclassified from accumulated other comprehensive income (loss) that increase net income:
Disposition of Manitoba Harvest	—	4,791
Pension benefit liability, net	594	(109)
Other comprehensive income (loss)	(1,524)	5,259
Total comprehensive income, net of tax	3,356	115,417
Less: Net income attributable to noncontrolling interests	1,215	850
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(17)	2
Total comprehensive income attributable to Holdings, net of tax	$2,158	$114,565

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares			Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B	Series C
Balance — January 1, 2019	$96,417	$96,504	$—	$924,680	$(249,453)	$(8,776)	$859,372	$39,922	$20,048	$919,342
Net income (loss)	—	—	—	—	109,308	—	109,308	1,368	(518)	110,158
Total comprehensive income, net	—	—	—	—	—	5,259	5,259	—	—	5,259
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	1,728	477	2,205
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(39)	—	(39)
Disposition of Manitoba Harvest	—	—	—	—	—	—	—	—	(10,799)	(10,799)
Distributions paid - Trust Common Shares	—	—	—	—	(21,564)	—	(21,564)	—	—	(21,564)
Distributions paid - Trust Preferred Shares	—	—	—	—	(3,781)	—	(3,781)	—	—	(3,781)
Balance — March 31, 2019	$96,417	$96,504	$—	$924,680	$(165,490)	$(3,517)	$948,594	$42,979	$9,208	$1,000,781

Balance — January 1, 2020	$96,417	$96,504	$110,997	$924,680	$(109,338)	$(3,933)	$1,115,327	$50,548	$—	$1,165,875
Net income	—	—	—	—	3,665	—	3,665	1,215	—	4,880
Total comprehensive loss, net	—	—	—	—	—	(1,524)	(1,524)	—	—	(1,524)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	2,055	—	2,055
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	73	—	73
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(83)	—	(83)
Distributions paid - Allocation Interests	—	—	—	—	(9,087)	—	(9,087)	—	—	(9,087)
Distributions paid - Trust Common Shares	—	—	—	—	(21,564)	—	(21,564)	—	—	(21,564)
Distributions paid - Trust Preferred Shares	—	—	—	—	(5,542)	—	(5,542)	—	—	(5,542)
Balance — March 31, 2020	$96,417	$96,504	$110,997	$924,680	$(141,866)	$(5,457)	$1,081,275	$53,808	$—	$1,135,083
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three months ended March 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$4,880	$110,158
Income from discontinued operations, net of income tax	—	1,427
Gain on sale of discontinued operations	—	121,659
Income (loss) from continuing operations	4,880	(12,928)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	8,301	7,996
Amortization expense	13,505	13,590
Amortization of debt issuance costs and original issue discount	525	1,079
Unrealized loss on interest rate swap	—	1,099
Noncontrolling stockholder stock based compensation	2,055	1,728
Provision for loss on receivables	883	791
Deferred taxes	(2,692)	(2,031)
Other	(515)	256
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,695	(801)
Inventories	11,773	(6,624)
Other current and non-current assets	(999)	(1,370)
Accounts payable and accrued expenses	(10,425)	(10,145)
Cash provided by (used in) operating activities - continuing operations	33,986	(7,360)
Cash used in operating activities - discontinued operations	—	(1,576)
Cash provided by (used in) operating activities	33,986	(8,936)
Cash flows from investing activities:
Purchases of property and equipment	(6,603)	(5,426)
Payment of interest rate swap	—	(94)
Proceeds from sale of businesses	—	124,210
Other investing activities	(43)	1,802
Cash (used in) provided by investing activities - continuing operations	(6,646)	120,492
Cash provided by investing activities - discontinued operations	—	48,452
Cash (used in) provided by investing activities	(6,646)	168,944

COMPASS DIVERSIFIED HOLDINGS CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
(in thousands)	2020	2019
Cash flows from financing activities:
Borrowings under credit facility	200,000	49,000
Repayments under credit facility	—	(193,250)
Distributions paid - common shares	(21,564)	(21,564)
Distributions paid - preferred shares	(5,542)	(3,781)
Distributions paid - allocation interests	(9,087)	—
Net proceeds provided by noncontrolling shareholders	73	—
Purchase of noncontrolling interest	(83)	(39)
Other	588	(2,814)
Net cash provided (used in) by financing activities	164,385	(172,448)
Foreign currency impact on cash	(1,026)	(1,049)
Net increase (decrease) in cash and cash equivalents	190,699	(13,489)
Cash and cash equivalents — beginning of period (1)	100,314	53,326
Cash and cash equivalents — end of period	$291,013	$39,837

(1) Includes cash from discontinued operations of $4.6 million at January 1, 2019.

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

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
The Company is a controlling owner of eight businesses, or reportable operating segments, at March 31, 2020. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Velocity Outdoor, Inc. (formerly Crosman Corp.) ("Velocity Outdoor" or "Velocity"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Liberty Safe and Security Products, Inc. ("Liberty Safe" or "Liberty"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold"), FFI Compass, Inc. ("Foam Fabricators" or "Foam") and The Sterno Group, LLC ("Sterno"). Refer to Note D - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability company ("CGM" or the "Manager"), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a Management Services Agreement ("MSA").
Basis of Presentation
The condensed consolidated financial statements for the three month periods ended March 31, 2020 and March 31, 2019 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Consolidation
The condensed consolidated financial statements include the accounts of Holdings and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Discontinued Operations
During the first quarter of 2019, the Company completed the sale of FHF Holdings Ltd. ("Manitoba Harvest"), the parent company of Fresh Hemp Foods Ltd. Additionally, during the second quarter of 2019, the Company completed the sale of CEHI Acquisition Corp. ("Clean Earth"), the parent company of Clean Earth Holdings, Inc. and Clean Earth Inc. The results of operations of Manitoba Harvest and Clean Earth are reported as discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2019. Refer to Note B - "Discontinued Operations" for additional information. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.
Seasonality
Earnings of certain of our operating segments are seasonal in nature due to various recurring events, holidays and seasonal weather patterns, as well as the timing of our acquisitions during a given year. Historically, the third and fourth quarter produce the highest net sales during our fiscal year.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments—Credit Losses, which requires companies to present assets held at amortized cost and available for sale debt securities net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. The guidance was effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted. The adoption of this guidance on January 1, 2020 did not have a material impact on our consolidated financial statements.
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
Note B — Discontinued Operations
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
Summarized results of operations of Clean Earth for the three months ended March 31, 2019 are as follows (in thousands):

Three months ended March 31, 2019
Net sales	$63,632
Gross profit	16,633
Operating income	1,256
Income from continuing operations before income taxes	991
Benefit for income taxes	(1,022)
Income from discontinued operations (1)	$2,013
(1) The results of operations for the three months ended March 31, 2019, excludes $4.7 million of intercompany interest expense.
Sale of Manitoba Harvest
On February 19, 2019, the Company entered into a definitive agreement with Tilray, Inc. ("Tilray") and a wholly-owned subsidiary of Tilray, 1197879 B.C. Ltd. (“Tilray Subco”), to sell to Tilray, through Tilray Subco, all of the issued and outstanding securities of our majority owned subsidiary, Manitoba Harvest, for total consideration of up to C$419 million. The completion of the sale of Manitoba Harvest was subject to approval by the British Columbia Supreme Court, which occurred on February 21, 2019. The sale closed on February 28, 2019. Subject to certain customary adjustments, the shareholders of Manitoba Harvest, including the Company, received the following from Tilray as consideration for their shares of Manitoba Harvest: (i) C$150 million in cash to the holders of preferred shares of Manitoba Harvest and the holders of common shares of Manitoba Harvest (“Common Holders”) and C$127.5 million in shares of class 2 Common Stock of Tilray (“Tilray Common Stock”) to the Common Holders on the closing date of the sale (the “Closing Date Consideration”), and (ii) C$50 million in cash and C$42.5 million in Tilray Common Stock to the Common Holders on the date that was six months after the closing date of the arrangement (the “Deferred Consideration”). The sale consideration also included a potential earnout of up to C$49 million in Tilray Common Stock to the Common Holders, if Manitoba Harvest achieved certain levels of U.S. branded gross sales of edible or topical products containing broad spectrum hemp extracts or cannabidiols prior to December 31, 2019. The threshold for the earnout was not achieved and no additional amount was recorded related to sale of Manitoba Harvest at December 31, 2019.
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
Summarized results of operations of Manitoba Harvest for the period from January 1, 2019 through the date of disposition are as follows (in thousands):

For the period January 1, 2019 through disposition
Net revenues	$10,024
Gross profit	4,874
Operating loss	(1,118)
Loss before income taxes	(1,127)
Benefit for income taxes	(541)
Income (loss) from discontinued operations (1)	$(586)
(1) The results of operations for the period from January 1, 2019 through the date of disposition excludes $1.0 million of intercompany interest expense.

Note C — Revenue
The Company recognizes revenue in accordance with the provisions of Revenue from Contracts with Customers, or ASC 606. Revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from customers which are subsequently remitted to government authorities.
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

The following tables provide disaggregation of revenue by reportable segment geography for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31, 2020
	5.11	Ergo	Liberty	Velocity	ACI	Arnold	Foam	Sterno	Total
United States	$72,427	$6,258	$24,657	$25,879	$21,696	$18,563	$23,587	$80,016	$273,083
Canada	1,474	700	303	1,920	—	156	—	2,927	7,480
Europe	6,307	5,787	—	1,698	—	8,328	—	58	22,178
Asia Pacific	3,511	5,903	—	246	—	1,395	—	28	11,083
Other international	12,062	1,001	—	647	—	1,116	4,796	3	19,625
	$95,781	$19,649	$24,960	$30,390	$21,696	$29,558	$28,383	$83,032	$333,449

	Three months ended March 31, 2019
	5.11	Ergo	Liberty	Velocity	ACI	Arnold	Foam	Sterno	Total
United States	$70,477	$7,335	$21,736	$26,164	$23,069	$17,916	$26,137	$85,134	$277,968
Canada	1,664	819	468	1,477	—	179	—	5,032	9,639
Europe	7,282	6,531	—	2,201	—	9,770	—	683	26,467
Asia Pacific	3,414	7,306	—	229	—	1,260	—	290	12,499
Other international	5,252	461	—	1,066	—	903	4,545	57	12,284
	$88,089	$22,452	$22,204	$31,137	$23,069	$30,028	$30,682	$91,196	$338,857

Note D — Operating Segment Data
At March 31, 2020, the Company had eight reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

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

•
Arnold is a global manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including aerospace and defense, general industrial, motorsport/automotive, oil and gas, medical, energy, reprographics and advertising specialties. Arnold produces high performance permanent magnets (PMAG), precision foil products (Precision Thin Metals or "PTM"), and flexible magnets (Flexmag™) that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, Arnold has built a diverse and blue-chip customer base totaling more than 2,000 clients worldwide. Arnold is headquartered in Rochester, New York.

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
Summary of Operating Segments

Net Revenues	Three months ended March 31,
(in thousands)	2020	2019

5.11	$95,781	$88,089
Ergobaby	19,649	22,452
Liberty	24,960	22,204
Velocity Outdoor	30,390	31,137
ACI	21,696	23,069
Arnold	29,558	30,028
Foam Fabricators	28,383	30,682
Sterno	83,032	91,196
Total segment revenue	333,449	338,857
Corporate and other	—	—
Total consolidated revenues	$333,449	$338,857

Segment profit (loss) (1)	Three months ended March 31,
(in thousands)	2020	2019

5.11	$4,586	$2,338
Ergobaby	1,554	3,136
Liberty	3,145	1,415
Velocity Outdoor	(1,164)	341
ACI	5,738	6,481
Arnold	1,653	1,477
Foam Fabricators	3,512	3,506
Sterno	5,269	7,982
Total	24,293	26,676
Reconciliation of segment profit (loss) to consolidated income (loss) before income taxes:
Interest expense, net	(8,597)	(18,454)
Other income (expense), net	661	(434)
Corporate and other (2)	(11,255)	(19,292)
Total consolidated income (loss) before income taxes	$5,102	$(11,504)

(1)	Segment profit (loss) represents operating income (loss).

(2)	Primarily relates to management fees expensed and payable to CGM, and corporate overhead expenses.

Depreciation and Amortization Expense	Three months ended March 31,
(in thousands)	2020	2019

5.11	$5,152	$5,157
Ergobaby	2,053	2,111
Liberty	406	407
Velocity Outdoor	3,247	3,251
ACI	646	669
Arnold	1,631	1,622
Foam Fabricators	3,047	2,997
Sterno	5,624	5,372
Total	21,806	21,586
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs and original issue discount	525	1,079
Consolidated total	$22,331	$22,665

	Accounts Receivable		Identifiable Assets
	March 31,	December 31,	March 31,	December 31,
(in thousands)	2020	2019	2020 (1)	2019 (1)
5.11	$50,869	$49,543	$356,614	$357,292
Ergobaby	9,573	10,460	90,969	91,798
Liberty	14,616	13,574	35,600	38,558
Velocity Outdoor	21,959	20,290	186,533	192,288
ACI	7,969	8,318	27,617	24,408
Arnold	19,800	19,043	72,109	72,650
Foam Fabricators	24,290	24,455	154,206	156,914
Sterno	49,134	60,522	251,830	263,530
Allowance for doubtful accounts	(14,107)	(14,800)	—	—
Total	184,103	191,405	1,175,478	1,197,438
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	247,397	64,531
Assets of discontinued operations	—	—	—	—
Total	$184,103	$191,405	$1,422,875	$1,261,969

(1)	Does not include accounts receivable balances per schedule above or goodwill balances - refer to Note F - "Goodwill and Other Intangible Assets".

Note E — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Machinery and equipment	$193,916	$191,897
Furniture, fixtures and other	34,810	36,604
Leasehold improvements	41,311	40,851
Buildings and land	10,005	10,559
Construction in process	11,002	7,992
	291,044	287,903
Less: accumulated depreciation	(147,245)	(141,475)
Total	$143,799	$146,428

Depreciation expense was $8.3 million and $8.0 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

Inventory
Inventory is comprised of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$60,223	$59,888
Work-in-process	14,950	14,318
Finished goods	249,707	262,352
Less: obsolescence reserve	(19,244)	(19,252)
Total	$305,636	$317,306

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
Goodwill
2020 Annual Impairment Testing
The Company uses a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform quantitative goodwill impairment testing. We determined that the Ergobaby, Foam Fabricators and Velocity reporting units required additional quantitative testing because we could not conclude that the fair value of the reporting unit exceeded its carrying value based on qualitative factors alone. For the reporting units that were tested qualitatively for the 2020 annual impairment testing, the results of the qualitative analysis indicated that it is more likely than not that the fair value exceeded the carrying value of these reporting units.
The quantitative tests of Ergobaby, Foam Fabricators and Velocity were performed using an income approach to determine the fair value of the reporting units. For Ergobaby, the discount rate used in the income approach was 15.9% and the results of the quantitative impairment testing indicated that the fair value of the Ergobaby reporting unit exceeded the carrying value by 14.0%. For Foam Fabricators, the discount rate used in the income approach was 13.3%, and the results of the quantitative impairment testing indicated that the fair value of the Foam Fabricators reporting unit exceeded the carrying value by 3.8%. For Velocity, the discount rate used in the income approach was 12.8%, and the results of the quantitative impairment testing indicated that the fair value of the Velocity reporting unit exceeded the carrying value by 16.4%.
2019 Interim Impairment Testing
Velocity Outdoor
The Company performed interim quantitative impairment testing of Velocity Outdoor at September 30, 2019. As a result of operating results below forecasts in the current period as well as a re-forecast of the Velocity business in which planned earnings and revenue fell below the forecasts of prior periods, the Company determined that a triggering event occurred in the third quarter of 2019. The Company used an income approach for the impairment test, whereby we estimate the fair value of the reporting unit based on the present value of future cash flows. Cash flow projections are based on management's estimate of revenue growth rates and operating margins, and take into consideration industry and market conditions as well as company specific economic factors. The Company used a weighted average cost of capital of 12.2% in the income approach. The discount rate used was based on the weighted average cost of capital adjusted for the relevant risk associated with business specific characteristics and Velocity's ability to execute on the projected cash flows. Based on the results of the impairment test, the fair value of Velocity did not exceed the carrying value, indicating that the goodwill at Velocity was impaired. The difference between the carrying value and fair value of the Velocity business was $32.9 million, which the Company recorded as impairment expense in the consolidated statement of operations for the year ended December 31, 2019.

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
A summary of the net carrying value of goodwill at March 31, 2020 and December 31, 2019, is as follows (in thousands):

	Three months ended March 31, 2020	Year ended December 31, 2019
Goodwill - gross carrying amount	$496,264	$496,264
Accumulated impairment losses	(57,745)	(57,745)
Goodwill - net carrying amount	$438,519	$438,519
The following is a reconciliation of the change in the carrying value of goodwill for the three months ended March 31, 2020 by operating segment (in thousands):

	Balance at January 1, 2020	Acquisitions	Goodwill Impairment	Other	Balance at March 31, 2020
5.11	$92,966	$—	$—	$—	$92,966
Ergobaby	61,031	—	—	—	61,031
Liberty	32,828	—	—	—	32,828
Velocity Outdoor	30,079	—	—	—	30,079
ACI	58,019	—	—	—	58,019
Arnold	26,903	—	—	—	26,903
Foam Fabricators	72,708	—	—	—	72,708
Sterno	55,336	—	—	—	55,336
Corporate (1)	8,649	—	—	—	8,649
Total	$438,519	$—	$—	$—	$438,519

(1)	Represents goodwill resulting from purchase accounting adjustments not "pushed down" to the ACI segment. This amount is allocated back to the ACI segment for purposes of goodwill impairment testing.
Long lived assets
Annual indefinite lived impairment testing
The Company used a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. The Company evaluated the qualitative factors of each indefinite lived intangible asset in connection with the annual impairment testing for 2020 and 2019. Results of the qualitative analysis indicate that it is more likely than not that the fair value of the reporting units that maintain indefinite lived intangible assets exceeded the carrying value. The Ergobaby and Liberty reporting units have indefinite lived trade names that were tested in conjunction with the goodwill impairment tests at March 31, 2020 and March 31, 2019, respectively. The results of the quantitative impairment testing indicated that the trade names were not impaired.

Other intangible assets are comprised of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$462,686	$(163,796)	$298,890	$462,686	$(155,200)	$307,486
Technology and patents	80,370	(30,076)	50,294	80,082	(28,748)	51,334
Trade names, subject to amortization	189,183	(50,001)	139,182	189,183	(46,507)	142,676
Licensing and non-compete agreements	7,515	(7,136)	379	7,515	(7,050)	465
Distributor relations and other	726	(726)	—	726	(726)	—
Total	740,480	(251,735)	488,745	740,192	(238,231)	501,961
Trade names, not subject to amortization	59,985	—	59,985	59,985	—	59,985
Total intangibles, net	$800,465	$(251,735)	$548,730	$800,177	$(238,231)	$561,946

Amortization expense related to intangible assets was $13.5 million and $13.6 million for the three months ended March 31, 2020 and 2019, respectively. Estimated charges to amortization expense of intangible assets for the remainder of 2020 and the next four years, is as follows (in thousands):

2020	2021	2022	2023	2024

$40,566	$53,645	$52,013	$51,616	$50,525

Note G — Warranties
The Company’s Ergobaby, Liberty and Velocity Outdoor operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. Warranty liability is included in accrued expenses in the accompanying consolidated balance sheets. A reconciliation of the change in the carrying value of the Company’s warranty liability for the three months ended March 31, 2020 and the year ended December 31, 2019 is as follows (in thousands):

Warranty liability	Three months ended March 31, 2020	Year ended December 31, 2019

Beginning balance	$1,583	$1,624
Provision for warranties issued during the period	406	2,238
Fulfillment of warranty obligations	(626)	(2,279)
Ending balance	$1,363	$1,583

Note H — Debt
2018 Credit Facility
On April 18, 2018, the Company entered into an Amended and Restated Credit Agreement (the "2018 Credit Facility") to amend and restate the 2014 Credit Facility, originally dated as of June 6, 2014 (as previously amended) among the Company, the lenders from time to time party thereto (the “Lenders”), and Bank of America, N.A., as Administrative Agent. The 2018 Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries. The 2018 Credit Facility provides for (i) revolving loans, swing line loans and letters of credit (the “2018 Revolving Credit Facility”) up to a maximum aggregate amount of $600 million, and (ii) a $500 million term loan (the “2018 Term Loan”). The 2018 Credit Facility also permits the Company, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain additional term loans in an aggregate amount of up to $250 million (the “Incremental Loans”), subject to certain restrictions and conditions.

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
The following table provides the Company’s debt holdings at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Senior Notes	$400,000	$400,000
Revolving Credit Facility	200,000	—
Less: Unamortized discounts and debt issuance costs	(5,336)	(5,555)
Long term debt	$594,664	$394,445

Net availability under the 2018 Revolving Credit Facility was approximately $396.4 million at March 31, 2020. Letters of credit outstanding at March 31, 2020 totaled approximately $3.6 million. At March 31, 2020, the Company was in compliance with all covenants as defined in the 2018 Credit Facility.

The Company's Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	March 31, 2020
	Maturity Date	Rate		Carrying Value	Fair Value
Senior Notes	May 1, 2026	8.000%	2	400,000	384,000

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

The following table summarizes debt issuance costs at March 31, 2020 and December 31, 2019, and the balance sheet classification in each of the periods presents (in thousands):

	March 31, 2020	December 31, 2019
Deferred debt issuance costs	$13,252	$13,252
Accumulated amortization	(4,192)	(3,667)
Deferred debt issuance costs, net	$9,060	$9,585

Balance sheet classification:
Other noncurrent assets	$3,724	$4,030
Long-term debt	5,336	5,555
	$9,060	$9,585

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
Series C Preferred Shares
On November 20, 2019, the Trust issued 4,000,000 7.875% Series C Preferred Shares (the "Series C Preferred Shares") with a liquidation preference of $25.00 per share, and on December 2, 2019, the Trust issued 600,000 of the Series C Preferred Shares which were sold pursuant to an option to purchase additional shares by the underwriters. Total proceeds from the issuance of the Series C Preferred Shares were $115.0 million, or $111.0 million net of underwriters' discount and issuance costs. Distributions on the Series C Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on January 30, 2020, at a rate per annum of 7.875%. Distributions on the Series C Preferred Shares are cumulative and at March 31, 2020, $1.5 million of Series C distributions are accumulated and unpaid. Unless full cumulative distributions on the Series C Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series C Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series C Preferred Shares are not convertible into

Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series C Preferred Shares. The Series C Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after January 30, 2025, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series C Preferred Shares will have no right to require the redemption of the Series C Preferred Shares and there is no maturity date.
Series B Preferred Shares
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Trust Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018, at a rate per annum of 7.875%. Distributions on the Series B Preferred Shares are cumulative and at March 31, 2020, $1.3 million of Series B distributions are accumulated and unpaid. Unless full cumulative distributions on the Series B Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series B Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series B Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the preferred shares. The Series B Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after April 30, 2028, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series B Preferred Shares will have no right to require the redemption of the Series B Preferred Shares and there is no maturity date.
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
Holding Event
The five-year anniversary of the acquisition of Sterno Products occurred in October 2019 which represented a Holding Event. The Company declared and paid a distribution to the Allocation Member of $9.1 million in February 2020. The ten-year anniversary of Liberty occurred in March 2020 which represented a Holding Event. The Holders elected to defer the distribution of $3.3 million until after the end of 2020.

Sale Events
The sales of Manitoba Harvest in February 2019 and Clean Earth in June 2019 each qualified as a Sale Event under the Company's LLC Agreement. During the second quarter of 2019, the Company declared and paid a distribution to the Allocation Member of $8.0 million related to the sale of Manitoba Harvest and working capital settlements from prior Sale Events. The profit allocation distribution was calculated based on the portion of the gain on sale related to the Closing Date Consideration, less the loss on sale of shares that were received as part of the Closing Consideration. During the third quarter of 2019, the Company declared and paid a distribution to the Allocation Member of $43.3 million related to the sale of Clean Earth. During the fourth quarter of 2019, the Company declared and paid a distribution to the Allocation Member of $9.1 million related to the Deferred Consideration from the Manitoba Harvest sale and the working capital settlement received from the sale of Clean Earth.
Reconciliation of net income (loss) available to common shares of Holdings
The following table reconciles net loss attributable to Holdings to net loss attributable to the common shares of Holdings (in thousands):

	Three months ended March 31,
	2020	2019
Net income (loss) from continuing operations attributable to Holdings	$3,665	$(14,296)
Less: Distributions paid - Allocation Interests	9,087	—
Less: Distributions paid - Preferred Shares	5,542	3,781
Less: Accrued distributions - Preferred Shares	2,869	1,334
Net loss from continuing operations attributable to common shares of Holdings	$(13,833)	$(19,411)
Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate to participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.
Basic and diluted earnings per share for the three months ended March 31, 2020 and 2019 attributable to the common shares of Holdings is calculated as follows (in thousands, except per share data):

	Three months ended March 31,
	2020	2019
Loss from continuing operations attributable to common shares of Holdings	$(13,833)	$(19,411)
Less: Effect of contribution based profit - Holding Event	1,517	981
Loss from continuing operations attributable to common shares of Holdings	$(15,350)	$(20,392)

Income from discontinued operations attributable to Holdings	$—	$123,604
Less: Effect of contribution based profit - Holding Event	—	—
Income from discontinued operations attributable to common shares of Holdings	$—	$123,604

Basic and diluted weighted average common shares outstanding	59,900	59,900

Basic and fully diluted income (loss) per common share attributable to Holdings
Continuing operations	$(0.26)	$(0.34)
Discontinued operations	—	2.06
	$(0.26)	$1.72

Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares (in thousands, except per share data):

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date

Trust Common Shares:
January 1, 2020 - March 31, 2020 (1)	$0.36	$21,564	April 16, 2020	April 23, 2020
October 1, 2019 - December 31, 2019	$0.36	$21,564	January 16, 2020	January 23, 2020
July 1, 2019 - September 30, 2019	$0.36	$21,564	October 17, 2019	October 24, 2019
April 1, 2019 - June 30, 2019	$0.36	$21,564	July 18, 2019	July 25, 2019
January 1, 2019 - March 31, 2019	$0.36	$21,564	April 18, 2019	April 25, 2019
October 1, 2018 - December 31, 2018	$0.36	$21,564	January 17, 2019	January 24, 2019

Series A Preferred Shares:
January 30, 2020 - April 29, 2020 (1)	$0.453125	$1,813	April 15, 2020	April 30, 2020
October 30, 2019 - January 29, 2020	$0.453125	$1,813	January 15, 2020	January 30, 2020
July 30, 2019 - October 29, 2019	$0.453125	$1,813	October 15, 2019	October 30, 2019
April 30, 2019 - July 29, 2019	$0.453125	$1,813	July 15, 2019	July 30, 2019
January 30, 2019 - April 29, 2019	$0.453125	$1,813	April 15, 2019	April 30, 2019
October 30, 2018 - January 29, 2019	$0.453125	$1,813	January 15, 2019	January 30, 2019

Series B Preferred Shares:
January 30, 2020 - April 29, 2020 (1)	$0.4921875	$1,969	April 15, 2020	April 30, 2020
October 30, 2019 - January 29, 2020	$0.4921875	$1,969	January 15, 2020	January 30, 2020
July 30, 2019 - October 29, 2019	$0.4921875	$1,969	October 15, 2019	October 30, 2019
April 30, 2019 - July 29, 2019	$0.4921875	$1,969	July 15, 2019	July 30, 2019
January 30, 2019 - April 29, 2019	$0.4921875	$1,969	April 15, 2019	April 30, 2019
October 30, 2018 - January 29, 2019	$0.4921875	$1,969	January 15, 2019	January 30, 2019

Series C Preferred Shares:
January 30, 2020 - April 29, 2020 (1)	$0.4921875	$2,264	April 15, 2020	April 30, 2020
November 20, 2019 - January 29, 2020	$0.38281	$1,531	January 15, 2020	January 30, 2020
(1) This distribution was     declared on April 2, 2020.
Note J — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of March 31, 2020 and December 31, 2019:

	% Ownership (1) March 31, 2020		% Ownership (1) December 31, 2019
	Primary	Fully Diluted	Primary	Fully Diluted
5.11	97.6	88.9	97.6	88.9
Ergobaby	81.9	75.8	81.9	75.8
Liberty	91.2	86.0	91.2	86.0
Velocity Outdoor	99.3	87.5	99.3	93.9
ACI	69.4	65.3	69.4	65.4
Arnold	96.7	81.4	96.7	80.2
Foam Fabricators	100.0	91.5	100.0	91.5
Sterno	100.0	87.5	100.0	88.5

(1)	The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	March 31, 2020	December 31, 2019
5.11	$12,613	$12,056
Ergobaby	27,407	27,036
Liberty	3,085	2,936
Velocity Outdoor	3,130	2,506
ACI	4,656	3,670
Arnold	1,292	1,255
Foam Fabricators	2,131	1,873
Sterno	(606)	(884)
Allocation Interests	100	100
	$53,808	$50,548

Note K — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at March 31, 2020
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(215)	$—	$—	$(215)
Total recorded at fair value	$(215)	$—	$—	$(215)

(1)	Represents put option issued to noncontrolling shareholders in connection with the 5.11 and Liberty acquisitions.

	Fair Value Measurements at December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(111)	$—	$—	$(111)
Total recorded at fair value	$(111)	$—	$—	$(111)

(1)	Represents put option issued to noncontrolling shareholders in connection with the 5.11 and Liberty acquisitions.

Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1, 2019 through March 31, 2020 are as follows (in thousands):

Level 3
Balance at January 1, 2019	$(4,547)
Decrease in the fair value of put option of noncontrolling shareholder - Liberty	72
Increase in the fair value of put option of noncontrolling shareholder - 5.11	(10)
Adjustment to Ravin contingent consideration (1)	(2,022)
Payment of contingent consideration - Ravin (1)	6,396
Balance at December 31, 2019	$(111)
Increase in the fair value of put option of noncontrolling shareholder - Liberty	(63)
Increase in the fair value of put option of noncontrolling shareholder - 5.11	(41)
Balance at March 31, 2020	$(215)

(1) The contingent consideration related to Velocity's acquisition of Ravin in September 2018. The purchase price of Ravin included a potential earn-out of up to $25.0 million contingent on the achievement of certain financial metrics for the trailing twelve month period ending December 31, 2018. The fair value of the contingent consideration was estimated at $4.7 million at acquisition date and was calculated using a risk-adjusted option pricing model. The earnout was adjusted to $6.4 million and paid out during the year ended December 31, 2019.
Valuation Techniques
The Company has not changed its valuation techniques in measuring the fair value of any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Nonrecurring Fair Value Measurements
There were no assets or liabilities measured on a non-recurring basis during the quarter ended March 31, 2020. The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2019. Refer to "Note F – Goodwill and Other Intangible Assets", for a description of the valuation techniques used to determine fair value of the assets measured on a non-recurring basis in the table below.

					Expense
	Fair Value Measurements at December 31, 2019				Year ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	December 31, 2019
Goodwill - Velocity Outdoor	$30,079	$—	$—	$30,079	$32,881

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
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,
	2020	2019
United States Federal Statutory Rate	21.0%	(21.0)%
State income taxes (net of Federal benefits)	12.2	2.6
Foreign income taxes	(1.6)	(3.3)
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	6.7	30.6
Impact of subsidiary employee stock options	6.2	0.4
Credit utilization	(4.5)	(2.5)
Non-recognition of NOL carryforwards at subsidiaries	(47.1)	1.0
Effect of Tax Act	6.2	3.1
Other	5.2	1.5
Effective income tax rate	4.3%	12.4%

(1)	The effective income tax rate for the three months ended March 31, 2020 and 2019 includes a loss at the Company's parent, which is taxed as a partnership.

Note M — Defined Benefit Plan
In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $4.2 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at March 31, 2020. Net periodic benefit cost consists of the following for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019
Service cost	$139	$127
Interest cost	8	33
Expected return on plan assets	(21)	(40)
Amortization of unrecognized loss	56	34
Net periodic benefit cost	$182	$154

During the three months ended March 31, 2020, per the terms of the pension agreement, Arnold contributed $0.1 million to the plan. For the remainder of 2020, the expected contribution to the plan will be approximately $1.1 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore, the fair values of the pension plan assets at March 31, 2020 were considered Level 3.
Note N - Commitments and Contingencies
In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that any unfavorable outcomes will have a material adverse effect on the Company's consolidated financial position or results of operations.
Leases
The Company and its subsidiaries lease manufacturing facilities, warehouses, office facilities, retail stores, equipment and vehicles under various operating arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics.  The variable lease expense has not been material on a historic basis and no amount was incurred during the quarter ending March 31, 2020. In the three months ended March 31, 2020, the Company recognized $7.3 million in expense related to operating leases in the condensed consolidated statements of operations.
The maturities of lease liabilities at March 31, 2020 were as follows (in thousands):

2020 (excluding three months ended March 31, 2020)	$19,270
2021	24,165
2022	21,947
2023	15,754
2024	12,426
Thereafter	41,362
Total undiscounted lease payments	$134,924
Less: Interest	39,345
Present value of lease liabilities	$95,579

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
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of March 31, 2020:

Lease Term and Discount Rate
Weighted-average remaining lease term (years)	6.39
Weighted-average discount rate	7.75%

Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	March 31, 2020

Operating lease right-of-use assets	Other non-current assets	$91,830
Current portion, operating lease liabilities	Other current liabilities	$18,721
Operating lease liabilities	Other non-current liabilities	$76,858
Supplemental cash flow information related to leases was as follows (in thousands):

Three months ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,319
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,539

Note O — Related Party Transactions
Management Services Agreement
The Company entered into the MSA with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for the Company in exchange for a management fee paid quarterly and equal to 0.5% of the Company's adjusted net assets, as defined in the MSA. Concurrent with the June 2019 sale of Clean Earth (refer to Note B - Discontinued Operations), CGM agreed to waive the management fee on cash balances held at the Company, commencing with the quarter ended June 30, 2019 and continuing until the quarter during which the Company next borrows under the 2018 Revolving Credit Facility. In March 2020, as a proactive measure to provide the Company with additional cash liquidity in light of the COVID-19 pandemic, the Company elected to draw down $200 million on our 2018 Revolving Credit Facility. The Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the Company as of March 31, 2020. In addition, as a result of an expected decline in earnings and cash flows in the second quarter of 2020, CGM has agreed to waive 50% of the management fee calculated at June 30, 2020 that will be paid in July 2020.
Integration Services Agreements
Foam Fabricators, which was acquired in 2018, entered into an Integration Services Agreement ("ISA") with CGM.  The ISA provides for CGM to provide services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act of 2002, as amended, and align the acquired entity's policies and procedures with our other subsidiaries.  The ISA is for the twelve-month period subsequent to the acquisition. Foam Fabricators paid CGM $2.3 million over the term of the ISA, with $2.0 million paid in 2018 and $0.3 million in 2019. Integration services fees are included in selling, general and administrative expense on the subsidiaries' statement of operations in the period in which they are incurred.
The Company and its businesses have the following significant related party transactions:
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the three months ended March 31, 2020 and March 31, 2019, 5.11 purchased approximately $0.5 million and $1.3 million, respectively, in inventory from the vendor.

Note P - Subsequent Event
Acquisition of Marucci Sports, LLC
On March 6, 2020, the Company, through a wholly-owned subsidiary, Wheelhouse Holdings Inc., a Delaware corporation (“Buyer”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Marucci Sports, LLC, a Delaware limited liability company (“Marucci”), Wheelhouse Holdings Merger Sub LLC, a Delaware limited liability company and a wholly owned Subsidiary of Buyer (“Merger Sub”), and, Wheelhouse 2020 LLC, a Delaware limited liability company (in its capacity as the representative of the unit holders and option holders of Marucci), pursuant to which Merger Sub was to merge with and into Marucci (the “Merger”) such that the separate existence of Merger Sub would cease, with Marucci surviving the Merger as a subsidiary of Buyer. Headquartered in Baton Rouge, Louisiana, Marucci is a leading manufacturer and distributor of baseball and softball equipment. Founded in 2009, Marucci has a product portfolio that includes wood and metal bats, apparel and accessories, batting and fielding gloves and bags and protective gear.
The Buyer, via the Merger, completed the acquisition of Marucci on April 20, 2020 for a total purchase price of approximately $200 million in cash, subject to certain adjustments based on matters such as the working capital and indebtedness balances at the time of the closing. The Company funded the purchase price using funds drawn on its 2018 Revolving Credit Facility in March 2020. The Company's initial equity ownership in Marucci is approximately 92%, as certain existing stakeholders in Marucci invested in the transaction alongside the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the section entitled "Forward-Looking Statements" included elsewhere in this Quarterly Report on Form 10-Q as well as those risk factors discussed in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 and in the section entitled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Overview
Compass Diversified Holdings ("Holdings") was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC (the "Company") was also formed on November 18, 2005. Holdings and the Company (collectively, "CODI") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The Company is the operating entity and is a controlling owner of eight businesses, or operating segments, at March 31, 2020. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Liberty Safe and Security Products, Inc. ("Liberty Safe" or "Liberty"), Velocity Outdoor, Inc. (formerly Crosman Corp.) ("Velocity Outdoor" or "Velocity"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold"), FFI Compass, Inc. ("Foam Fabricators" or "Foam") and The Sterno Group, LLC ("Sterno").
We acquired our existing businesses (segments) that we own at March 31, 2020 as follows:

		Ownership Interest - March 31, 2020
Business	Acquisition Date	Primary	Diluted
Advanced Circuits	May 16, 2006	69.4%	65.3%
Liberty Safe	March 31, 2010	91.2%	86%
Ergobaby	September 16, 2010	81.9%	75.8%
Arnold	March 5, 2012	96.7%	81.4%
Sterno	October 10, 2014	100.0%	87.5%
5.11	August 31, 2016	97.6%	88.9%
Velocity Outdoor	June 2, 2017	99.3%	87.5%
Foam Fabricators	February 15, 2018	100.0%	91.5%
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
Branded Consumer
5.11 - 5.11 is a leading provider of purpose-built technical apparel and gear for law enforcement, firefighters, EMS, and military special operations as well as outdoor and adventure enthusiasts. 5.11 is a brand known for innovation and authenticity, and works directly with end users to create purpose-built apparel and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide.  5.11 operates sales offices and distribution centers globally, and 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and on 511tactical.com.

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
Arnold - Arnold serves a variety of markets including aerospace and defense, general industrial, motorsport/ automotive, oil and gas, medical, energy, reprographics and advertising specialties. Over the course of more than 100 years, Arnold has successfully evolved and adapted our products, technologies, and manufacturing presence to meet the demands of current and emerging markets. Arnold produces high performance permanent magnets (PMAG), precision foil products (Precision Thin Metals or "PTM"), and flexible magnets (Flexmag™) that are mission critical in motors, generators, sensors and other systems and components. Arnold has expanded globally and built strong relationships with our customers worldwide. Arnold is the largest and, we believe, the most technically advanced U.S. manufacturer of engineered magnetic systems. Arnold is headquartered in Rochester, New York.
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
Sterno - Sterno, headquartered in Corona, California, is the parent company of Sterno Products, LLC ("Sterno Products"), Sterno Home Inc. ("Sterno Home"), and Rimports Inc. ("Rimports"). Sterno is a leading manufacturer and marketer of portable food warming fuels for the hospitality and consumer markets, flameless candles and house and garden lighting for the home decor market, and wickless candle products used for home decor and fragrance systems. Sterno offers a broad range of wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through Sterno Products, flameless candles and outdoor lighting products through Sterno Home, and scented wax cubes and warmer products used for home decor and fragrance systems through Rimports.

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
Impact of COVID-19 on Our Operations, Financial Condition, Liquidity and Results of Operations
In March 2020, the World Health Organization categorized COVID-19 as a pandemic. The COVID-19 pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, business curtailments, particularly retail operations and non-essential businesses, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19. We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our customers, employees, supply chains, and distribution networks. We experienced and expect to continue to experience reductions in customer demand in several of our end-markets. We expect that the government measures taken to address the spread of the virus, the reduced operational status of some of our suppliers, the reductions in production at certain facilities, and the closure of many brick and mortar retail businesses will more meaningfully impact our operations in the second quarter of 2020. The health of our team and various stakeholders is our highest priority, and we are taking multiple steps to provide support and a safe work environment. In March 2020, as a proactive measure to provide the Company with additional cash liquidity in light of the COVID-19 pandemic, the Company elected to draw down $200 million on our 2018 Revolving Credit Facility. The Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the Company as of March 31, 2020. Additionally, as a result of an expected decline in earnings and cash flows in the second quarter of 2020, CGM has agreed to waive 50% of the management fee calculated at June 30, 2020 that will be paid in July 2020. We are also working with management at each of our businesses to reduce our controllable costs, including short-term actions to reduce labor costs, eliminating non-essential travel and reducing discretionary spending. Additionally, our businesses are proactively managing working capital and we have reduced our capital spending plan for the year, without deferring many key strategic ongoing initiatives.

The COVID-19 pandemic has had, and will continue to have, negative impacts on our businesses, results of operations, financial condition and cash flows in the near and medium term. The ultimate impact of COVID-19 on our business is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are highly uncertain and cannot be accurately predicted at this time.
See Part II, Item 1A. "Risk Factors" for an update to our existing risk factors related to the COVID-19 pandemic.

2020 Outlook in Consideration of the COVID-19 Pandemic
Due to the speed with which the COVID-19 pandemic is developing and the uncertainties created, including the depth and duration of disruptions to customers and suppliers, the full future effect to the Company’s business, results of operations, and financial condition for fiscal year 2020 cannot be accurately predicted. Given the many rapidly changing variables related to the pandemic, at this time the Company is not in a position to accurately forecast the full-year 2020 impacts and is withdrawing its full-year fiscal 2020 financial guidance, including guidance on expected Adjusted EBITDA and the payout ratio.
In the nearer term, the Company anticipates that COVID-19 will have a negative impact on its results of operations for the second quarter ended June 30, 2020, including a substantial decrease in Adjusted EBITDA as compared to the prior year second quarter. For example, the Company expects the Sterno Products division of Sterno to be negatively impacted by the pandemic due to that division's reliance on the food service industry. As a result of the decline in Adjusted EBITDA, the Company expects to have lower free cash flow in the second quarter and for the full year compared to the prior year period and full year.
During 2019, the Company received an aggregate total of $771.6 million in net cash proceeds as a result of the divestitures of Manitoba Harvest and Clean Earth, as well as $111.0 million from the issuance and sale of Series C Preferred Shares. As a result the Company believes that it currently has adequate liquidity and capital resources to meet its existing obligations, and quarterly distributions to its shareholders, as approved by the Board of Directors, over the next twelve months. However, if the Company’s operations are impacted more than expected in the second quarter of 2020 or continue to be substantially impacted during the third and fourth quarter of 2020 as a result of continued declining COVID-19-related economic conditions and the potential for an extended economic recession, the Company’s results of operations could be impacted more dramatically than currently anticipated and as a result, the Company’s liquidity and capital resources could be even more constrained than expected.

See Part II, Item 1A. "Risk Factors" for additional information.
Recent Events
Acquisition of Marucci Sports, LLC
On March 6, 2020, the Company, through a wholly-owned subsidiary, Wheelhouse Holdings Inc., a Delaware Corporation (“Buyer”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Marucci Sports, LLC, a Delaware limited liability company (“Marucci”), Wheelhouse Holdings Merger Sub LLC, a Delaware limited liability company and a wholly owned Subsidiary of Buyer (“Merger Sub”), and, Wheelhouse 2020 LLC, a Delaware limited liability company (in its capacity as the representative of the unit holders and option holders of Marucci), pursuant to which Merger Sub was to be merged with and into Marucci (the “Merger”) such that the separate existence of Merger Sub would cease, and Marucci would survive the Merger as a subsidiary of Buyer. Headquartered in Baton Rouge, Louisiana, Marucci is a leading manufacturer and distributor of baseball and softball equipment. Founded in 2009, Marucci has a product portfolio that includes wood and metal bats, apparel and accessories, batting and fielding gloves and bags and protective gear.
The Buyer, via the Merger, completed the acquisition of Marucci on April 20, 2020 for a total purchase price of approximately $200 million in cash, subject to certain adjustments based on matters such as the working capital and indebtedness balances at the time of the closing. The Company funded the purchase price using funds drawn on its 2018 Revolving Credit Facility in March 2020. The Company's initial equity ownership in Marucci is approximately 92%, as certain existing stakeholders in Marucci invested in the transaction alongside the Company.

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

Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the three months ended March 31, 2020 and March 31, 2019, and components of the results of operations as well as those components presented as a percent of net revenues, for each of our businesses on a stand-alone basis. In the first quarter of 2020, we began to see the impacts of COVID-19 on certain of our businesses, markets and operations, particularly those that were most affected by governmental “stay-at home” orders which led to reduced consumer traffic and either a closure of stores by some retailers or a focus on items that were deemed essential. However, while some of our businesses experienced downward revenue pressure as a result of the abrupt halt to large segments of the economy, our businesses are strategically diverse, and whereas some of our businesses were negatively impacted, some of our businesses continued to experience solid demand through the end of the quarter. We expect that the impact of COVID-19 and steps taken by governments to limit the spread of the virus will more meaningfully impact our operations in the second quarter, and general business uncertainty will continue to negatively impact demand in several of our end-markets in the second quarter of 2020, and possibly further into 2020 and beyond. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.
All dollar amounts in the financial tables are presented in thousands. References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Results of Operations - Consolidated
The following table sets forth our unaudited results of operations for the three months ended March 31, 2020 and 2019:

	Three months ended
	March 31, 2020	March 31, 2019
Net revenues	$333,449	$338,857
Cost of revenues	213,961	219,302
Gross profit	119,488	119,555
Selling, general and administrative expense	83,800	81,397
Fees to manager	8,620	10,957
Amortization of intangibles	13,505	13,590
Operating income	13,563	13,611
Interest expense	(8,597)	(18,454)
Amortization of debt issuance costs	(525)	(927)
Other income (expense)	661	(5,734)
Income (loss) from continuing operations before income taxes	5,102	(11,504)
Provision for income taxes	222	1,424
Income (loss) from continuing operations	$4,880	$(12,928)

Three months ended March 31, 2020 compared to three months ended March 31, 2019
Net revenues
On a consolidated basis, net revenues for the three months ended March 31, 2020 decreased by approximately $5.4 million, or 1.6%, compared to the corresponding period in 2019.  During the three months ended March 31, 2020 compared to 2019, we saw notable increases in net sales at 5.11 ($7.7 million increase), and Liberty ($2.8 million increase), offset by decreases in net sales at Ergobaby ($2.8 million decrease), Foam Fabricators ($2.3 million decrease) and Sterno ($8.2 million decrease). Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues decreased approximately $5.3 million during the three months ended March 31, 2020 compared to the corresponding period in 2019. The decrease in cost of revenues reflects notable decreases at Sterno ($4.4 million decrease) and Foam Fabricators ($2.5 million decrease), partially offset by an increase in cost of sales at 5.11 ($3.4 million increase). Gross profit as a percentage of net revenues was approximately 35.8% in the three months ended March 31, 2020 compared to 35.3% in the three months ended March 31, 2019. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $2.4 million during the three months ended March 31, 2020, compared to the corresponding period in 2019. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense was $3.3 million in both the first quarter of 2020 and the first quarter of 2019.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended March 31, 2020, we incurred approximately $8.6 million in management fees as compared to $11.0 million in fees in the three months ended March 31, 2019. The decrease was attributable to the sale of Clean Earth in the second quarter of 2019. Concurrent with the June 2019 sale of Clean Earth, CGM agreed to waive the management fee on cash balances held at the Company, commencing with the quarter ended June 30, 2019 and continuing until the quarter during which the Company next borrowed under the 2018 Revolving Credit Facility. In March 2020, as a proactive measure to provide the Company with additional cash liquidity in light of the COVID-19 pandemic, the Company elected to draw down $200 million on our 2018 Revolving Credit Facility. The Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the Company as of March 31, 2020. Additionally, as a result of an expected decline in earnings and cash flows in the second quarter of 2020, CGM has agreed to waive 50% of the management fee calculated at June 30, 2020 that will be paid in July 2020.
Amortization expense
Amortization expense for the three months ended March 31, 2020 decreased $0.1 million as compared to the three months ended March 31, 2019.
Interest expense
We recorded interest expense totaling $8.6 million for the three months ended March 31, 2020 compared to $18.5 million for the comparable period in 2019, a decrease of $9.9 million. The decrease in interest expense for the quarter reflects the repayment of our 2018 Term Loan during 2019 using a portion of the proceeds from the sale of Clean Earth and proceeds from the issuance of preferred shares, as well as a decrease of the average amount outstanding under our 2018 Revolving Credit Facility in the first quarter of 2020 as compared to the first quarter of 2019.
Other income (expense)
For the quarter ended March 31, 2020, we recorded $0.7 million in other income as compared to $5.7 million in other expense in the quarter ended March 31, 2019, an increase in income of $6.4 million. Other income (expense) primarily reflects the movement in foreign currency at our businesses with international operations. In the prior year, we incurred $5.3 million in loss on the sale of the Tilray Common Stock we received related to the sale of Manitoba Harvest.
Income taxes
We had an income tax provision of $0.2 million from continuing operations during the three months ended March 31, 2020 compared to an income tax provision of $1.4 million from continuing operations during the same period in 2019. While our income from continuing operations before taxes for the quarter ended March 31, 2020 increased by approximately $16.6 million as compared to the prior year quarter ended March 30, 2019, our tax provision decreased

$1.2 million as the tax provision reflects an annual effective tax rate at our subsidiaries, the effect of state and local taxes and the related allocation of income, and the losses at our parent company, which is taxed as a partnership.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act includes many measures to assist companies, including temporary changes to income and non-income-based tax laws, some of which were enacted under the Tax Cuts and Jobs Act (TCJA) in 2017. Some of the key income tax related provisions of the CARES Act were allowing net operating losses ("NOLs") arising in 2018, 2019 or 2020 to be carried back five years, suspending the 80% taxable income limit until 2021, and increasing the taxable income threshold for the limit on the interest deduction from 30% to 50% for tax years beginning in 2019 and 2020 and allowing taxpayers to use 2019 taxable income to calculate the 2020 limit. While several of our subsidiaries were able to take advantage of the income tax related provisions during the first quarter of 2020, the CARES Act did not have a material impact on our consolidated financial statements for the three months ended March 31, 2020. We continue to monitor any effects that may result from the CARES Act.
Results of Operations - Business Segments
Branded Consumer Businesses
5.11

	Three months ended
	March 31, 2020		March 31, 2019
Net sales	$95,781	100.0%	$88,089	100.0%
Gross profit	$47,257	49.3%	$42,945	48.8%
SG&A	$40,235	42.0%	$38,171	43.3%
Operating income	$4,586	4.8%	$2,338	2.7%
Three months ended March 31, 2020 compared to three months ended March 31, 2019
Net sales
Net sales for the three months ended March 31, 2020 were $95.8 million as compared to net sales of $88.1 million for the three months ended March 31, 2019, an increase of $7.7 million, or 8.7%. This increase is due primarily to retail and e-commerce sales growth of $7.6 million, up 30% from the prior year comparable period, and an increase in DTA sales of $5.7 million during the first quarter of 2020 as compared to the first quarter of the prior year. Retail sales grew largely due to sixteen new retail store openings since March 2019 (bringing the total store count to sixty-one as of March 31, 2020). The increase in sales from our retail and e-commerce and DTA was partially offset by a decrease in sales in our professional and outdoor retail channels as our retail partners began to see the effects of the COVID-19 pandemic on store traffic.
Gross profit
Gross profit as a percentage of net sales was 49.3% in the three months ended March 31, 2020 as compared to 48.8% for the three months ended March 31, 2019. Growth in gross profit was driven by channel mix as direct to consumer sales, which realize higher gross profit than wholesale sales, grew versus the prior period. The growth in gross profit for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was partially offset by a duty drawback accrual recorded in 2020 for audited duty drawback claims.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2020 was $40.2 million, or 42.0% of net sales compared to $38.2 million, or 43.3% of net sales for the comparable period in 2019. The decrease in selling, general and administrative expenses as a percentage of net sales for the three months ended March 31, 2020 as compared to the prior year comparable period was driven by management’s decision to reduce variable expenses, including travel and entertainment, bonus, and sales and marketing as a response to the effects of the COVID-19 pandemic.
Income from operations
Income from operations for the three months ended March 31, 2020 was $4.6 million, an increase of $2.2 million when compared to income from operations of $2.3 million for the same period in 2019, based on the factors described above.

Ergobaby

	Three months ended
	March 31, 2020		March 31, 2019
Net sales	$19,649	100.0%	$22,452	100.0%
Gross profit	$12,766	65.0%	$14,218	63.3%
SG&A	$9,256	47.1%	$9,132	40.7%
Operating income	$1,554	7.9%	$3,136	14.0%
Three months ended March 31, 2020 compared to three months ended March 31, 2019
Net sales
Net sales for the three months ended March 31, 2020 were $19.6 million, a decrease of $2.8 million, or 12.5%, compared to the same period in 2019. During the three months ended March 31, 2020, international sales were approximately $13.4 million, representing a decrease of $1.7 million over the corresponding period in 2019, primarily as a result of timing of sales volume at Ergobaby's Asia-Pacific distributors and decreased sales at key European accounts. Domestic sales were $6.3 million in the first quarter of 2020, reflecting a decrease of $1.0 million compared to the corresponding period in 2019. The decrease in domestic sales was driven by the Tula brand, primarily in the specialty account channel.
Gross profit
Gross profit as a percentage of net sales was 65.0% for the quarter ended March 31, 2020, as compared to 63.3% for the three months ended March 31, 2019. The increase in gross profit as a percentage of sales was due to the mix of products sold, reduced freight costs and a reduction in warranty expense during the quarter ended March 31, 2020.
Selling, general and administrative expense
Selling, general and administrative expense as a percentage of net sales increased quarter over quarter, with expense of $9.3 million, or 47.1% of net sales for the three months ended March 31, 2020 as compared to $9.1 million or 40.7% of net sales for the same period of 2019. The increase in selling, general and administrative expense as a percentage of net sales in the three months ended March 31, 2020 as compared to the comparable period in the prior year is due to timing of distributor sales and additional legal expense incurred related to a patent infringement case that was resolved in the Company’s favor in the first quarter of this year.
Income from operations
Income from operations for the three months ended March 31, 2020 decreased $1.6 million, compared to the same period of 2019, based on the factors noted above.

Liberty Safe

	Three months ended
	March 31, 2020		March 31, 2019
Net sales	$24,960	100.0%	$22,204	100.0%
Gross profit	$6,607	26.5%	$4,421	19.9%
SG&A	$3,337	13.4%	$2,863	12.9%
Operating income	$3,145	12.6%	$1,415	6.4%

Three months ended March 31, 2020 compared to three months ended March 31, 2019
Net sales
Net sales for the quarter ended March 31, 2020 increased approximately $2.8 million, or 12.4%, to $25.0 million, compared to the corresponding quarter ended March 31, 2019. Non-Dealer sales were approximately $9.8 million in the three months ended March 31, 2020 as compared to $7.7 million in the quarter ended March 31, 2019. The increase in Non-Dealer sales of $2.1 million or 27.3% is attributable to the addition of a new customer in the Farm and Fleet channel during the second half of 2019 as well as increased sales at sporting goods retailers as compared to the first quarter of 2019. Dealer sales totaled approximately $15.1 million in the three months ended March 31, 2020 compared to $14.6 million in the same period in 2019, representing an increase of $0.5 million or 3.4%.
Gross profit
Gross profit as a percentage of net sales totaled approximately 26.5% and 19.9% for the quarters ended March 31, 2020 and March 31, 2019, respectively. The increase in gross profit as a percentage of net sales during the three months ended March 31, 2020 compared to the same period in 2019 is primarily attributable to favorable manufacturing variances as a result of increased production volume, and a decrease in material costs in the first quarter of 2020 as compared to the first quarter of 2019 when domestic steel prices were trending higher as a result of steel tariffs.
Selling, general and administrative expense
Selling, general and administrative expense was $3.3 million for the three months ended March 31, 2020 compared to $2.9 million for the three months ended March 31, 2019. The increase in selling, general and administrative expense during the first quarter of 2020 is primarily from increased advertising expenses. Selling, general and administrative expense represented 13.4% of net sales in the three months ended March 31, 2020 and 12.9% of net sales for the same period of 2019.
Income from operations
Income from operations increased during the three months ended March 31, 2020 to $3.1 million, as compared to $1.4 million in the corresponding period in 2019. This increase was a result of the factors noted above.

Velocity Outdoor

	Three months ended
	March 31, 2020		March 31, 2019
Net sales	$30,390	100.0%	$31,137	100.0%
Gross profit	$7,943	26.1%	$9,287	29.8%
SG&A	$6,699	22.0%	$6,543	21.0%
Operating (loss) income	$(1,164)	(3.8)%	$341	1.1%
Three months ended March 31, 2020 compared to three months ended March 31, 2019
Net sales
Net sales for the three months ended March 31, 2020 were $30.4 million, a decrease of $0.7 million or 2.4%, compared to the same period in 2019. The decrease in net sales for the three months ended March 31, 2020 is primarily due to Ravin new product introduction in 2019 which was not repeated in 2020 partially offset by year over year growth in Crosman Airgun Consumable and Archery product lines.
Gross profit
Gross profit for the quarter ended March 31, 2020 decreased $1.3 million as compared to the quarter ended March 31, 2019. Gross profit as a percentage of net sales was 26.1% for the three months ended March 31, 2020 as compared to 29.8% in the three months ended March 31, 2019. The decrease in gross profit as a percentage of net sales was primarily attributable to the impact of Ravin product mix along with a higher concentration of Crosman Consumable sales versus the prior year.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2020 was $6.7 million, or 22.0%

of net sales compared to $6.5 million, or 21.0% of net sales for the three months ended March 31, 2019. The increase in selling, general and administrative expense for the three months ended March 31, 2020 is primarily related to increased recruitment and compensation costs for changes made to the executive management team.
(Loss) income from operations
Loss from operations for the three months ended March 31, 2020 was $1.2 million, a decrease of $1.5 million when compared to income from operations of $0.3 million for the same period in 2019, primarily as a result of the factors noted above.

Niche Industrial Businesses
Advanced Circuits

	Three months ended
	March 31, 2020		March 31, 2019
Net sales	$21,696	100.0%	$23,069	100.0%
Gross profit	$9,737	44.9%	$10,604	46.0%
SG&A	$3,790	17.5%	$3,767	16.3%
Operating income	$5,738	26.4%	$6,481	28.1%
Three months ended March 31, 2020 compared to three months ended March 31, 2019
Net sales
Net sales for the three months ended March 31, 2020 were $21.7 million, a decrease of approximately $1.4 million or 6.0% compared to the three months ended March 31, 2019. The decrease in net sales in the quarter ended March 31, 2020 as compared to the quarter ended March 31, 2019 was primarily attributable to decreases in sales of Long-Lead Time/Other of approximately $0.8 million, Subcontract of approximately $0.6 million, Quick-Turn Small-Run of approximately $0.3 million and Assembly of approximately $0.2 million in the quarter ended March 31, 2020 as compared to the quarter ended March 31, 2019. This was partially offset by an increase in Quick-Turn Production of approximately $0.3 million and a decrease in promotions during the quarter ended March 31, 2020 of $0.2 million as compared to the quarter ended March 31, 2019.
Gross profit
Gross profit as a percentage of net sales decreased 110 basis points during the three months ended March 31, 2020 compared to the corresponding period in 2019 (44.9% at March 31, 2020 compared to 46.0% at March 31, 2019) primarily as a result of sales mix.
Selling, general and administrative expense
Selling, general and administrative expense was approximately $3.8 million in both the three months ended March 31, 2020 and the three months ended March 31, 2019. Selling, general and administrative expense represented 17.5% of net sales for the three months ended March 31, 2020 compared to 16.3% of net sales in the corresponding period in 2019.
Income from operations
Income from operations for the three months ended March 31, 2020 was approximately $5.7 million compared to $6.5 million in the same period in 2019, a decrease of approximately $0.7 million, principally as a result of the factors described above.

Arnold

	Three months ended
	March 31, 2020		March 31, 2019
Net sales	$29,558	100.0%	$30,028	100.0%
Gross profit	$7,914	26.8%	$7,240	24.1%
SG&A	$5,326	18.0%	$4,798	16.0%
Operating income	$1,653	5.6%	$1,477	4.9%
Three months ended March 31, 2020 compared to three months ended March 31, 2019
Net sales
Net sales for the three months ended March 31, 2020 were approximately $29.6 million, a decrease of $0.5 million compared to the same period in 2019. The decrease in net sales is primarily a result of decreased demand from our European markets in various industries as a result of a slowing European economy. International sales were $11.0 million in the three months ended March 31, 2020 and $12.1 million in the three months ended March 31, 2019.
Gross profit
Gross profit for the three months ended March 31, 2020 was approximately $7.9 million compared to approximately $7.2 million in the same period of 2019. Gross profit as a percentage of net sales increased to 26.8% for the quarter ended March 31, 2020 from 24.1% in the quarter ended March 31, 2019 principally due to product mix and improvements in operating efficiencies.
Selling, general and administrative expense
Selling, general and administrative expense in the three month period ended March 31, 2020 was $5.3 million, an increase in expense of approximately $0.5 million compared to $4.8 million for the three months ended March 31, 2019. Selling, general and administrative expense was 18.0% of net sales in the three months ended March 31, 2020 and 16.0% in the three months ended March 31, 2019. The increase in selling, general and administrative expense as a percentage of net sales was due to an increase in reserves established for accounts receivable during the first quarter of 2020.
Income from operations
Income from operations for the three months ended March 31, 2020 was approximately $1.7 million, an increase of $0.2 million when compared to the same period in 2019, as a result of the factors noted above.

Foam Fabricators

	Three months ended
	March 31, 2020		March 31, 2019
Net sales	$28,383	100.0%	$30,682	100.0%
Gross profit	$8,665	30.5%	$8,488	27.7%
SG&A	$2,907	10.2%	$2,736	8.9%
Operating income	$3,512	12.4%	$3,506	11.4%

Three months ended March 31, 2020 compared to three months ended March 31, 2019
Net sales
Net sales for the quarter ended March 31, 2020 were $28.4 million, a decrease of $2.3 million, or 7.5%, compared to the quarter ended March 31, 2019. The decrease in net sales during the quarter was primarily due to a slow down in sales in the appliance and automotive customer sector, partially offset by an increase in the insulated shipping container sector, and nonrecurring construction revenue from the first quarter of 2019.

Gross profit
Gross profit as a percentage of net sales was 30.5% and 27.7% for the three months ended March 31, 2020 and 2019, respectively. The increase in gross profit as a percentage of net sales in the quarter ended March 31, 2020 was primarily due to the decreasing price of expanded polystyrene ("EPS") resin. A majority of Foam Fabricator's products are made with EPS resin, an oil and natural gas derived polymer with an added expansion agent, therefore raw material costs will fluctuate based on the price of oil and natural gas.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2020 was $2.9 million as compared to $2.7 million for the three months ended March 31, 2019, an increase of $0.2 million. Selling, general and administrative expense for the three months ended March 30, 2019 included $0.3 million in integration service fees paid to CGM. Excluding the effect of the integration service fee, the selling, general and administrative expense in the first quarter of 2020 increased approximately $0.5 million primarily due to an increase in professional fees and costs incurred to upgrade its enterprise resource planning system.
Income from operations
Income from operations was $3.5 million in both the three months ended March 31, 2020 and the three months ended March 31, 2019, with the decrease in net sales and increase in selling, general and administrative expense offset by a decrease in cost of sales.
Sterno

	Three months ended
	March 31, 2020		March 31, 2019
Net sales	$83,032	100.0%	$91,196	100.0%
Gross profit	$18,600	22.4%	$22,354	24.5%
SG&A	$8,953	10.8%	$10,093	11.1%
Operating income	$5,269	6.3%	$7,982	8.8%
Three months ended March 31, 2020 compared to three months ended March 31, 2019
Net sales
Net sales for the three months ended March 31, 2020 were approximately $83.0 million, a decrease of $8.2 million, or 9.0%, compared to the same period in 2019. The net sales variance reflects a decrease in sales at Sterno Products and Sterno Home as a result of the effect of COVID-19 on the food service and retail industries during the latter half of March 2020, partially offset by favorable sales volume at Rimports of wax and essential oils in the first quarter of 2020. We expect the food service and retail industries to continue to be negatively impacted during the second quarter and potentially beyond by COVID-19.
Gross profit
Gross profit as a percentage of net sales decreased from 24.5% for the three months ended March 31, 2019 to 22.4% for the same period ended March 31, 2020. The decrease in gross profit in the first quarter of 2020 as compared to the first quarter of 2019 was attributable to product mix, with lower margin sales in the first quarter of 2020, higher freight and tariff costs.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2020 was approximately $9.0 million as compared to $10.1 million for the three months ended March 31, 2019, a decrease of $1.1 million, reflecting lower salaries, commissions, and various cost savings initiatives implemented to address the effects of decreased demand from COVID-19. Selling, general and administrative expense represented 10.8% of net sales for the three months ended March 31, 2020 and 11.1% for the three months ended March 31, 2019.
Income from operations
Income from operations for the three months ended March 31, 2020 was approximately $5.3 million, a decrease of $2.7 million compared to the three months ended March 31, 2019 based on the factors noted above.

Liquidity and Capital Resources
Liquidity
At March 31, 2020, we had approximately $291.0 million of cash and cash equivalents on hand, an increase of $190.7 million as compared to the year ended December 31, 2019. In March 2020, we drew $200 million under our 2018 Revolving Credit Facility to increase our available funds on hand to respond to any changing liquidity needs of our businesses during the COVID-19 pandemic. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. The change in cash and cash equivalents is as follows:
Operating Activities:

	Three months ended
(in thousands)	March 31, 2020	March 31, 2019
Cash provided by (used in) operating activities	$33,986	$(8,936)

For the three months ended March 31, 2020, cash flows provided by operating activities totaled approximately $34.0 million, which represents a $42.9 million increase compared to cash used in operating activities of $8.9 million during the three-month period ended March 31, 2019. The increase in cash flows in the first quarter of 2020 is attributable to higher net income from continuing operations in the quarter ended March 31, 2020 as compared to the comparable quarter in the prior year, and an increase in cash provided by working capital. In the prior year, the Company incurred interest expense related to the 2018 Term Loan, which we paid off in the third and fourth quarter of 2019 using the proceeds from the sale of Clean Earth and our Series C Preferred Share Offering. The payoff of the 2018 Term Loan decreased our interest expense in the first quarter of 2020 as compared to the quarter ended March 31, 2019 by approximately $8.5 million. In the quarter ended March 31, 2019, we also recognized a loss of $5.3 million related to the sale of common shares received as part of the consideration for the sale of Manitoba Harvest. Cash provided by operating activities for working capital for the three months ended March 31, 2020 was $7.0 million, as compared to cash used in operating activities for working capital of $18.9 million for the three months ended March 31, 2019. The increase in cash provided by working capital in the current year primarily reflects decreases in accounts receivable and inventory as our businesses attempted to conserve cash in expectation that revenue in the second quarter of 2020 will be negatively impacted by the effect of COVID-19 shelter-in-place orders.
Investing Activities:

	Three months ended
(in thousands)	March 31, 2020	March 31, 2019
Cash (used in) provided by investing activities	$(6,646)	$168,944

Cash flows used in investing activities for the three months ended March 31, 2020 totaled $6.6 million, compared to cash provided by investing activities of $168.9 million in the same period of 2019. Cash provided by investing activities in the prior year quarter primarily related to the proceeds received from the sale of Manitoba Harvest, while investing activities in the three months ended March 31, 2020 reflect capital expenditures. We expect capital expenditures for the full year of 2020 to be approximately $19 million to $26 million, which reflects a reduction in our capital spending from the December 31, 2019 expectation in response to the expected effect of COVID-19 on our cash flows.
Financing Activities:

	Three months ended
(in thousands)	March 31, 2020	March 31, 2019
Cash provided by (used in) financing activities	$164,385	$(172,448)

Cash flows provided by financing activities totaled approximately $164.4 million during the three months ended March 31, 2020 compared to cash flows used in financing activities of $172.4 million during the three months ended

March 31, 2019. Financing activities in both periods reflect the payment of our common and preferred share distributions, with a $1.8 million increase in the preferred share distribution as a result of the issuance of our Series C Preferred Shares in November 2019. In the prior year, we used the proceeds from our sale of Manitoba Harvest to repay amounts outstanding under our 2018 Revolving Credit Facility, while in the current year, we drew $200 million on our 2018 Revolving Credit Facility to increase the cash available for our business. In the quarter ended March 31, 2020, we also made a distribution to the Allocation Member of $9.1 million related to the five year Holding event for our Sterno business.
Intercompany Debt
A component of our acquisition financing strategy that we utilize in acquiring the businesses we own and manage is to provide both equity capital and debt capital, raised at the parent level through our existing credit facility. Our strategy of providing intercompany debt financing within the capital structure of the businesses that we acquire and manage allows us the ability to distribute cash to the parent company through monthly interest payments and amortization of the principal on these intercompany loans. Each loan to our businesses has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity. Certain of our businesses have paid down their respective intercompany debt balances through the cash flow generated by these businesses and we have recapitalized, and expect to continue to recapitalize, these businesses in the normal course of our business. The recapitalization process involves funding the intercompany debt using either cash on hand at the parent or our applicable Credit Facility, and serves the purpose of optimizing the capital structure at our subsidiaries and providing the noncontrolling shareholders with a distribution on their ownership interest in a cash flow positive business. All of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at March 31, 2020.
As of March 31, 2020, we had the following outstanding loans due from each of our businesses:

(in thousands)
5.11	$183,890
Ergobaby	$35,033
Liberty	$44,524
Velocity Outdoor	$116,940
Advanced Circuits	$60,854
Arnold	$76,630
Foam Fabricators	$85,373
Sterno	$231,761

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
Financing Arrangements
2018 Credit Facility
In April 2018, we entered into an Amended and Restated Credit Agreement (the "2018 Credit Facility") to amend and restate the 2014 Credit Facility. The 2018 Credit Facility provides for (i) revolving loans, swing line loans and letters of credit (the “2018 Revolving Credit Facility”) up to a maximum aggregate amount of $600 million, and (ii) a $500 million term loan (the “2018 Term Loan”). The 2018 Credit Facility also permits the Company, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain additional term loans in an aggregate amount of up to $250 million (the “Incremental Loans”), subject to certain restrictions and conditions. In Jul 2019, we repaid $193.8 million of the 2018 Term Loan, and in November 2019, we repaid the remaining $298.8 million due under the 2018 Term Loan.

We had $396.4 million in net availability under the 2018 Revolving Credit Facility at March 31, 2020. The outstanding borrowings under the 2018 Revolving Credit Facility include $3.6 million of outstanding letters of credit at March 31, 2020.
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

The following table reflects required and actual financial ratios as of March 31, 2020 included as part of the affirmative covenants in our 2018 Credit Facility.

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Consolidated Fixed Charge Coverage Ratio	Greater than or equal to 1.50:1.0	2:67:1.0
Consolidated Senior Secured Leverage Ratio	Less than or equal to 3.50:1.0	0.00:1.0
Consolidated Total Leverage Ratio	Less than or equal to 5.00:1.0	1.45:1.0

Interest Expense
The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Three months ended March 31,
	2020	2019
Interest on credit facilities	$249	$8,774
Interest on Senior Notes	8,000	8,000
Unused fee on Revolving Credit Facility	400	387
Amortization of original issue discount	—	152
Unrealized loss on interest rate derivative (1)	—	1,099
Other interest expense	89	51
Interest income	(141)	(9)
Interest expense	$8,597	$18,454

Average daily balance outstanding - credit facilities	$37,363	$709,929
Effective interest rate - credit facilities	2.7%	5.6%

(1) On September 16, 2014, we purchased an interest rate swap (the "Swap") with a notional amount of $220 million effective April 1, 2016 through June 6, 2021. The agreement required us to pay interest on the notional amount at the rate of 2.97% in exchange for the three-month LIBOR rate. In connection with the repayment of the 2018 Term Loan in November 2019, the Company settled the Swap with a payment of $4.9 million, the fair value of the Swap as of the date of termination.
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
Adjusted EBITDA – Adjusted EBITDA is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by: (i) noncontrolling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting, due diligence, etc.) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805; (iii) management fees, which reflect fees due quarterly to our Manager in connection with our MSA, as well as Integration Services Fees paid by newly acquired companies; (iv) impairment charges, which reflect write downs to goodwill or other intangible assets; and (v) foreign currency transaction gains or losses incurred in connection with the conversion of intercompany debt from a foreign functional currency to U.S. dollar.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Three months ended March 31, 2020
	Corporate	5.11	Ergobaby	Liberty	Velocity Outdoor	ACI	Arnold	Foam	Sterno	Consolidated
Net income (loss)	$(1,635)	$2,133	$903	$1,608	$(3,302)	$2,821	$616	$1,369	$367	$4,880
Adjusted for:
Provision (benefit) for income taxes	—	(1,864)	(7)	538	(453)	1,427	(454)	1,032	3	222
Interest expense, net	8,536	26	—	—	35	—	—	—	—	8,597
Intercompany interest	(17,732)	3,820	650	982	2,517	1,447	1,467	1,838	5,011	—
Depreciation and amortization	101	5,253	2,061	426	3,305	684	1,655	3,110	5,736	22,331
EBITDA	(10,730)	9,368	3,607	3,554	2,102	6,379	3,284	7,349	11,117	36,030
Other (income) expense	1	370	—	(4)	(18)	5	—	(790)	(225)	(661)
Noncontrolling shareholder compensation	—	515	207	7	650	124	16	258	278	2,055
Other	(1)	—	—	—	—	—	—	—	—	(1)
Management fees	7,432	250	125	125	125	125	125	188	125	8,620
Adjusted EBITDA	$(3,298)	$10,503	$3,939	$3,682	$2,859	$6,633	$3,425	$7,005	$11,295	$46,043

Adjusted EBITDA
Three months ended March 31, 2019
	Corporate	5.11	Ergobaby	Liberty	Velocity Outdoor	ACI	Arnold	Foam	Sterno	Consolidated
Net income (loss) (1)	$104,899	$(1,870)	$1,523	$153	$(1,865)	$3,704	$137	$604	$1,446	$108,731
Adjusted for:
Provision (benefit) for income taxes	—	(445)	626	118	(693)	1,061	(263)	539	481	1,424
Interest expense, net	18,411	(4)	—	—	48	(1)	—	—	—	18,454
Intercompany interest	(20,874)	4,565	979	1,080	2,779	1,737	1,584	2,277	5,873	—
Depreciation and amortization	493	5,258	2,119	428	3,312	707	1,644	3,067	5,485	22,513
EBITDA	102,929	7,504	5,247	1,779	3,581	7,208	3,102	6,487	13,285	151,122
Gain on sale of businesses	(121,659)	—	—	—	—	—	—		—	(121,659)
Other (income) expense	362	(8)	—	43	11	(58)	(2)	16	70	434
Noncontrolling shareholder compensation	—	559	225	9	270	6	(15)	254	420	1,728
Loss on sale of investment	5,300	—	—	—	—	—	—	—	—	5,300
Integration services fee	—	—	—	—	—	—	—	281	—	281
Other	—	—	—	266	—	58	—	—	—	324
Management fees	9,769	250	125	125	125	125	125	188	125	10,957
Adjusted EBITDA (2)	$(3,299)	$8,305	$5,597	$2,222	$3,987	$7,339	$3,210	$7,226	$13,900	$48,487

(1) Net income (loss) does not include loss from discontinued operations for the three months ended March 31, 2019.
(2) As a result of the sale of Clean Earth in June 2019, Adjusted EBITDA for the three months ended March 31, 2019 does not include Adjusted EBITDA from Clean Earth of $8.3 million.

Reconciliation of Cash Flow Available for Distribution and Reinvestment
The table below details cash receipts and payments that are not reflected on our income statement in order to provide an additional measure of management's estimate of cash flow available for distribution ("CAD"). CAD is a non-GAAP measure that we believe provides additional, useful information to our shareholders in order to enable them to evaluate our ability to make anticipated quarterly distributions. CAD is not meant to be a substitute for GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies.
The following table reconciles CAD to net income (loss) and cash flows provided by operating activities, which we consider to be the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Net income	$4,880	$110,158
Adjustment to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	21,806	28,638
Gain on sale of businesses	—	(121,659)
Amortization of debt issuance costs and original issue discount	525	1,079
Unrealized loss on interest rate hedge	—	1,099
Noncontrolling shareholder charges	2,055	2,205
Provision for loss on receivables	883	696
Deferred taxes	(2,692)	(2,323)
Other	(515)	334
Changes in operating assets and liabilities	7,044	(29,163)
Net cash provided by (used in) operating activities	33,986	(8,936)
Plus:
Unused fee on revolving credit facility	400	387
Integration services fee (1)	—	281
Successful acquisition costs	—	366
Realized loss from foreign currency (2)	—	363
Loss on sale of Tilray Common Stock	—	5,300
Changes in operating assets and liabilities	—	29,163
Less:
Payment of interest rate swap	—	94
Changes in operating assets and liabilities	7,044	—
Maintenance capital expenditures: (3)
Compass Group Diversified Holdings LLC	—	—
5.11	174	212
Advanced Circuits	17	188
Arnold	1,060	1,112
Clean Earth	—	1,350
Ergobaby	98	71
Foam Fabricators	526	498
Liberty	186	126
Sterno	326	452
Velocity Outdoor	873	988
Other	883	403
Preferred share distribution	5,542	3,781
Estimated cash flow available for distribution and reinvestment	$17,657	$17,649

Distribution paid in April 2020/2019	$(21,564)	$(21,564)

(1) Represents fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership, payable quarterly.
(2) Reflects the foreign currency transaction gain or loss resulting from the Canadian dollar intercompany loans issued to Manitoba Harvest.

(3)
Represents maintenance capital expenditures that were funded from operating cash flow, net of proceeds from the sale of property, plant and equipment, and excludes growth capital expenditures of approximately $3.3 million for the three months ended March 31, 2020 and $2.5 million for the three months ended March 31, 2019.

Seasonality
Earnings of certain of our operating segments are seasonal in nature due to various recurring events, holidays and seasonal weather patterns, as well as the timing of our acquisitions during a given year. Historically, the third and fourth quarter produce the highest net sales during our fiscal year.
Related Party Transactions
Management Services Agreement
We entered into the MSA with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for the Company in exchange for a management fee paid quarterly and equal to 0.5% of the Company's adjusted net assets, as defined in the MSA. Concurrent with the June 2019 sale of Clean Earth (refer to Note B - Discontinued Operations), CGM agreed to waive the management fee on cash balances held at the Company, commencing with the quarter ended June 30, 2019 and continuing until the quarter during which the Company next borrowed under the 2018 Revolving Credit Facility. In March 2020, as a proactive measure to provide the Company with additional cash liquidity in light of the COVID-19 pandemic, the Company elected to draw down $200 million on our 2018 Revolving Credit Facility. The Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the Company as of March 31, 2020. In addition, as a result of an expected decline in earnings and cash flows in the second quarter of 2020, CGM has agreed to waive 50% of the management fee calculated at June 30, 2020 that will be paid in July 2020.
Integrations Services Agreements
Foam Fabricators, which was acquired in 2018, entered into an Integration Services Agreement ("ISA") with CGM.  The ISA provides for CGM to provide services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act of 2002, as amended, and align the acquired entity's policies and procedures with our other subsidiaries.  Each ISA is for the twelve-month period subsequent to the acquisition. Foam Fabricators paid CGM $2.3 million over the term of the ISA, with $2.0 million paid in 2018 and $0.3 million in 2019.

5.11 - Related Party Vendor Purchases
5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the three months ended March 31, 2020 and 2019, 5.11 purchased approximately $0.5 million and $1.3 million, respectively, in inventory from the vendor.
Profit Allocation Payments
October 2019 represented the five-year anniversary of the Company's acquisition of Sterno, which qualified as a Holding Event under the Company's LLC Agreement (the "Sterno Holding Event"). During the first quarter of 2020, the Company declared and paid a distribution of $9.1 million to the Allocation Member related to the Sterno Holding Event. The ten-year anniversary of Liberty occurred in March 2020 which represented a Holding Event. The holders of the Allocation Interests elected to defer the distribution of $3.3 million until after the end of 2020.
The sales of Manitoba Harvest in February 2019 and Clean Earth in June 2019 each qualified as a Sale Event under the Company's LLC Agreement. During the second quarter of 2019, the Company declared and paid a distribution to the Allocation Member of $8.0 million related to the sale of Manitoba Harvest and working capital settlements from prior Sale Events. The profit allocation distribution was calculated based on the portion of the gain on sale related to the Closing Date Consideration, less the loss on sale of shares that were received as part of the Closing Consideration. During the third quarter of 2019, the Company declared and paid a distribution to the Allocation Member of $43.3 million related to the sale of Clean Earth. During the fourth quarter of 2019, the Company declared and paid a distribution to the Allocation Member of $9.1 million related to the Deferred Consideration from the Manitoba Harvest sale and the working capital settlement received from the sale of Clean Earth.

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
The table below summarizes the payment schedule of our contractual obligations at March 31, 2020:

(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$795,582	$32,000	$64,000	$267,582	$432,000
Operating lease obligations (2)	134,924	19,270	46,112	28,180	41,362
Purchase obligations (3)	800,271	223,367	288,690	288,214	—
Total (4)	$1,730,777	$274,637	$398,802	$583,976	$473,362

(1)	Reflects amounts due under our 2018 Credit Facility, as well as our Senior Notes, together with interest on our debt obligations.

(2)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms.

(3)
Reflects non-cancelable commitments as of March 31, 2020, including: (i) shareholder distributions of $110.4 million; (ii) estimated management fees of $30.9 million per year over the next five years; and (iii) other obligations including amounts due under employment agreements. Distributions to our shareholders are approved by our board of directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.

(4)
The contractual obligation table does not include approximately $1.1 million in liabilities associated with unrecognized tax benefits as of March 31, 2020 as the timing of the recognition of this liability is not certain. The amount of the liability is not expected to significantly change in the next twelve months.

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
Except as set forth below, our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended December 31, 2019, as filed with the Securities and Exchange Commission ("SEC") on February 26, 2020.
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
We use a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment testing. The qualitative factors we consider include, in part, the general macroeconomic environment, industry and market specific conditions for each reporting unit, financial performance including actual versus planned results and results of relevant prior periods, operating costs and cost impacts, as well as issues or events specific to the reporting unit. If qualitative factors are not sufficient to determine that the fair value of a reporting unit is more likely than not to exceed its carrying value, we will perform a quantitative test of the reporting unit whereby we estimate the fair value of the reporting unit using an income approach or market approach, or a weighting of the two methods. Under the income approach, we estimate the fair value of our reporting unit based on the present value of future cash flows. Cash flow projections are based on management's estimate of revenue growth rates and operating margins and take into consideration industry and market conditions as well as company specific economic factors. The discount rate used is based on the weighted average cost of capital adjusted for the relevant risk associated with the business and the uncertainty associated with the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimate fair value based on market multiples of revenue and earnings derived from comparable public companies with operating characteristics that are similar to the reporting unit. When market comparables are not meaningful or available, we estimate the fair value of the reporting unit using only the income approach.
2020 Annual Impairment Testing - For our annual impairment testing at March 31, 2020, we performed a qualitative assessment of our reporting units. As part of our current year analysis, we have considered how we expect the COVID-19 pandemic to impact our future operating results and short and long-term financial condition. In addition to the typical qualitative factors we consider as part of the assessment, we went through a process with each of our reporting units whereby we considered various scenarios for the remainder of the year, probability weighted for what we consider the most likely outcome given existing facts and circumstances. This process included consideration of the reporting unit's industry and customers, including customer liquidity, operational capacity given local government restrictions imposed to prevent spread of the COVID-19 virus, supply chain constraints that may exist as a result of the virus and ability of the subsidiary to reduce cash outflows. The results of the qualitative analysis indicated that it was more-likely-than-not that the fair value of our 5.11, ACI, Arnold, Liberty and Sterno reporting units exceeded their carrying value. Based on our analysis, we determined that our Ergobaby, Foam Fabricators and Velocity operating segments required quantitative testing because we could not conclude that the fair value of these reporting units significantly exceeded the carrying value based on qualitative factors alone.
We performed the quantitative tests of Ergobaby, Foam Fabricators and Velocity using an income approach to determine the fair value of the reporting units. We were unable to use a market approach due to the current market conditions as a result of the COVID-19 pandemic resulting in significant volatility and lack of available market comparables. In developing the prospective financial information used in the income approach, we considered recent market conditions, taking into consideration the uncertainty associated with the COVID-19 pandemic and its economic fallout. The prospective financial information considers reporting unit specific facts and circumstances and is our best estimate of operational results and cash flows for each reporting unit as of the date of our impairment testing. For Ergobaby, the discount rate used in the income approach was 15.9% and the results of the quantitative impairment testing indicated that the fair value of the Ergobaby reporting unit exceeded the carrying value by 14.0%. For Foam Fabricators, the discount rate used in the income approach was 13.3%, and the results of the quantitative impairment testing indicated that the fair value of the Foam Fabricators reporting unit exceeded the carrying value by 3.8%. The impairment test for Velocity used a discount rate of 12.8% in the income approach, and the results of the quantitative impairment testing indicated that the fair value of the Velocity reporting unit exceeded the carrying value by 16.4%. The prospective financial information that is used to determine the fair values of the reporting units requires us to make assumptions regarding future operational results including revenue growth rates and gross margins. If we do not achieve the forecasted revenue growth rates and gross margins, the results of the quantitative testing could change, potentially leading to additional testing and impairment at the reporting units that were tested quantitatively.
2019 Interim Impairment Testing - As a result of operating results below forecasts in the current period as well as a re-forecast of the Velocity business in which planned earnings and revenue fell below the forecasts of prior periods, we determined that a triggering event had occurred at Velocity Outdoor in the third quarter of 2019. We performed goodwill impairment testing at Velocity as of September 30, 2019. For the quantitative impairment test at Velocity, we utilized an income approach. Cash flow projections are based on management's estimate of revenue growth rates and operating margins, and take into consideration industry and market conditions as well as company specific economic factors. We used a weighted average cost of capital of 12.2% in the income approach. The discount rate used was based on the weighted average cost of capital adjusted for the relevant risk associated with business specific characteristics and Velocity's ability to execute on the projected cash flows. Based on the results of the impairment test, the fair value of Velocity did not exceed the carrying value, indicating that the goodwill at Velocity is impaired. The difference between the carrying value and fair value of the Velocity business was $32.9 million, which the Company recorded as impairment expense during the year ended December 31, 2019.
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
For the reporting units that were tested qualitatively for the 2019 annual impairment testing, the results of the qualitative analysis indicated that it was more-likely-than-not that the fair value exceeded their carrying value.
Indefinite-lived intangible assets
We use a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. Our indefinite-lived intangible assets consist of trade names with a carrying value of approximately $60.0 million. The results of the qualitative analysis of our reporting unit's indefinite-lived intangible assets, which we completed as of March 31, 2020 and 2019, indicated that the fair value of the indefinite lived intangible assets exceeded their carrying value. The Ergobaby and Liberty reporting units have indefinite lived trade names that were tested in conjunction with the goodwill impairment tests at March 31, 2020 and March 31, 2019, respectively. The results of the quantitative impairment testing indicated that the trade names were not impaired.
Revenue from Contracts with Customers
The Company recognizes revenue in accordance with the provisions of Revenue from Contracts with Customers, or ASC 606. The revenue standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the standard requires disclosure of the amount, timing and uncertainty of cash flows arising from contracts with customers.
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
The Company’s policy around estimating variable consideration related to sales incentives (early pay discounts, rights of return, rebates, chargebacks, and other discounts) included in certain customer contracts remains consistent with previous guidance. These incentives are recorded as a reduction in the transaction price. Under the revenue standard guidance, variable consideration is estimated and included in total consideration at contract inception based on either the expected value method or the most likely outcome method. The method was applied consistently among each type of variable consideration and the Company applies the expected value method to estimate variable consideration. These estimates are based on historical experience, anticipated performance and the Company’s best judgment at the time and as a result, reflect applicable constraints. The Company includes in the transaction price an amount of variable consideration estimated in accordance with the new guidance only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk since December 31, 2019. For a further discussion of our exposure to market risk, refer to the section entitled "Quantitative and Qualitative Disclosures about Market Risk" that was disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 26, 2020.

ITEM 4. CONTROLS AND PROCEDURES
As required by Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15(b), Holdings’ Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2020. Based on that evaluation, the Holdings’ Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of March 31, 2020.

There have been no material changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There have been no material changes to those legal proceedings associated with the Company’s and Holdings’ business together with legal proceedings for the businesses discussed in the section entitled "Legal Proceedings" that was disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 26, 2020.

ITEM 1A. RISK FACTORS
The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and should not be considered the only risks to which we are exposed. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition. We are providing the following information regarding changes that have occurred to the previously disclosed risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Except for such additional information, we believe there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on February 26, 2020.
Our financial condition and results of operations are expected to be adversely affected by the COVID-19 pandemic.
In late 2019, there was an outbreak of a new strain of coronavirus, COVID-19. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, lowered equity valuations, disrupted global supply chains and workforce participation due to “shelter-in-place” restrictions by various governments worldwide, decreased consumer confidence generally and created significant volatility and disruption of financial markets.
The Company’s operations and business have been and are expected to continue to be materially and adversely affected by the COVID-19 pandemic and related weak, or weakening of, economic or other negative conditions. In particular, the Company's businesses dependent on food service and brick and mortar retail operations have been and will continue to be especially susceptible to declining sales due to COVID-19 mitigation efforts. COVID-19 related facility shutdowns mandated by national or regional public health policies could also prevent our sites from operating in full capacity and adversely affect our financial position. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments. The significance of the impact on the Company’s operations is not yet certain and depends on numerous evolving factors that the Company may not be able to accurately predict or effectively respond to, including, without limitation: the duration and scope of the outbreak; actions taken by governments, businesses, and individuals in response to the outbreak; the effect on economic activity and actions taken in response; the effect on customers and their demand for the Company’s products and services; and the Company’s ability to manufacture, sell, and service its products, including without limitation as a result of supply chain challenges, facility closures, social distancing, restrictions on travel, and shelter-in-place orders.  These and other factors relating to or arising from the outbreak could have a material adverse effect on the Company’s business, results of operations, and cash flows.  The degree to which COVID-19 and related actions ultimately impact our business, financial position, results of operations and cash flows will depend on factors which are highly uncertain, difficult to predict and beyond our control including the duration, spread and severity of the outbreak, the actions taken to contain COVID-19 and mitigate its public health effects, the impact on the U.S. and global economies and demand for our products, and how quickly and to what extent normal economic and operating conditions resume. Certain of the Company's subsidiaries rely on customers and suppliers outside of the United States. Consequently, they will be negatively affected based on the impact of COVID-19 in regions outside of the United States and actions taken by local governments to try and limit the spread of COVID-19. As such, even if COVID 19 recedes in the United States or if localities re-open within the United States, the performance and the operating results of the company and its subsidiaries may still be negatively impacted based on the spread of the virus in international locations. Even after COVID-19 has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus's global economic impact and any recession that has occurred or may occur in the future.

The Company has been aggressively managing capital expenditures across its businesses during the COVID-19 pandemic, which may result in slower growth or declining sales in future periods. Certain of our businesses have also experienced reduced orders, which will have a negative affect on sales in future periods even if sales in the periods in which orders decline are unaffected. We expect that the impact of COVID-19 to negatively affect our free cash flow. To the extent the impact to our business is materially worse than we currently expect, our board will need to consider how it impacts our future business decisions and strategies. Further, if we are unable to maintain sufficient access to capital, we may be unable to pursue attractive acquisitions or investment opportunities, which would have a negative impact on our growth and financial condition.
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. Further, a second wave of COVID-19 later in 2020 or beyond would cause many of the impacts described herein to return or be exacerbated. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

99.1
Agreement and Plan of Merger, dated as of March 6, 2020, among Marucci Sports, LLC, Wheelhouse Holdings, Inc., Wheelhouse Holdings Merger Sub LLC and Wheelhouse 2020 LLC (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on March 9, 2020 (File No. 001-34927))

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
Date: April 30, 2020
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: April 30, 2020

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

99.1
Agreement and Plan of Merger, dated as of March 6, 2020, among Marucci Sports, LLC, Wheelhouse Holdings, Inc., Wheelhouse Holdings Merger Sub LLC and Wheelhouse 2020 LLC (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on March 9, 2020 (File No. 001-34927))

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