Form 10-Q
period 2020-06-30
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2020-07-29
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
(203) 221-1703
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Shares representing beneficial interests in Compass Diversified Holdings	CODI	New York Stock Exchange
Series A Preferred Shares representing beneficial interests in Compass Diversified Holdings	CODI PR A	New York Stock Exchange
Series B Preferred Shares representing beneficial interests in Compass Diversified Holdings	CODI PR B	New York Stock Exchange
Series C Preferred Shares representing beneficial interests in Compass Diversified Holdings	CODI PR C	New York Stock Exchange

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

As of July 28, 2020, there were 64,900,000 Trust common shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2020

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

•
the "2018 Credit Facility" refer to the amended and restated credit agreement entered into on April 18, 2018 among the Company, the Lenders from time to time party thereto (the "Lenders"), Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the "agent") and other agents party thereto, as further amended.

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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, contains both historical and forward-looking statements. We may, in some cases, use words such as "project," "predict," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could," "potentially," "may," or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. All statements other than statements of historical or current fact are “forward-looking statements” for purposes of federal and state securities laws. Forward looking statements include, among other things, (i) statements about our expectations for our results of operation, net income, adjusted EBITDA, liquidity, capital resources and ability to make quarterly distributions and (ii) our plans, strategies and objectives for future operations, including our planned capital expenditures. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the SEC. Important factors that could cause our actual results, performance and achievements to differ materially from those estimates or projections contained in our forward-looking statements include, among other things:

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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
(in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$205,228	$100,314
Accounts receivable, net	192,177	191,405
Inventories	317,301	317,306
Prepaid expenses and other current assets	33,281	35,247
Total current assets	747,987	644,272
Property, plant and equipment, net	150,229	146,428
Goodwill	506,252	438,519
Intangible assets, net	633,331	561,946
Other non-current assets	103,725	100,727
Total assets	$2,141,524	$1,891,892

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$78,514	$70,089
Accrued expenses	124,116	108,768
Due to related party	4,186	8,049
Other current liabilities	24,006	22,573
Total current liabilities	230,822	209,479
Deferred income taxes	28,342	33,039
Long-term debt	591,787	394,445
Other non-current liabilities	93,691	89,054
Total liabilities	944,642	726,017

Commitments and contingencies

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 12,600 shares issued and outstanding at June 30, 2020 and December 31, 2019
Series A preferred shares, no par value; 4,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	96,417	96,417
Series B preferred shares, no par value; 4,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	96,504	96,504
Series C preferred shares, no par value; 4,600 shares issued and outstanding at June 30, 2020 and December 31, 2019	110,997	110,997
Trust common shares, no par value, 500,000 authorized; 64,900 shares issued and outstanding at June 30, 2020 and 59,900 shares issued and outstanding at December 31, 2019	1,008,588	924,680
Accumulated other comprehensive loss	(5,528)	(3,933)
Accumulated deficit	(177,912)	(109,338)
Total stockholders’ equity attributable to Holdings	1,129,066	1,115,327
Noncontrolling interest	67,816	50,548
Total stockholders’ equity	1,196,882	1,165,875
Total liabilities and stockholders’ equity	$2,141,524	$1,891,892
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net revenues	$333,627	$336,084	$667,076	$674,941
Cost of revenues	216,224	213,521	430,185	432,823
Gross profit	117,403	122,563	236,891	242,118
Operating expenses:
Selling, general and administrative expense	84,014	80,312	167,814	161,709
Management fees	5,157	8,521	13,777	19,478
Amortization expense	14,779	13,522	28,284	27,112
Operating income	13,453	20,208	27,016	33,819
Other income (expense):
Interest expense, net	(11,174)	(18,445)	(19,771)	(36,899)
Loss on sale of securities (refer to Note C)	—	—	—	(5,300)
Amortization of debt issuance costs	(610)	(928)	(1,135)	(1,855)
Other income (expense), net	(2,386)	(90)	(1,725)	(524)
Income (loss) from continuing operations before income taxes	(717)	745	4,385	(10,759)
Provision for income taxes	6,649	4,551	6,871	5,975
Loss from continuing operations	(7,366)	(3,806)	(2,486)	(16,734)
Income from discontinued operations, net of income tax	—	15,474	—	16,901
Gain on sale of discontinued operations	—	206,505	—	328,164
Net income (loss)	(7,366)	218,173	(2,486)	328,331
Less: Net income from continuing operations attributable to noncontrolling interest	1,071	1,387	2,286	2,755
Less: Net loss from discontinued operations attributable to noncontrolling interest	—	252	—	(266)
Net income (loss) attributable to Holdings	$(8,437)	$216,534	$(4,772)	$325,842

Amounts attributable to Holdings
Loss from continuing operations	$(8,437)	$(5,193)	$(4,772)	$(19,489)
Income from discontinued operations, net of income tax	—	15,222	—	17,167
Gain on sale of discontinued operations, net of income tax	—	206,505	—	328,164
Net income (loss) attributable to Holdings	$(8,437)	$216,534	$(4,772)	$325,842

Basic income (loss) per common share attributable to Holdings (refer to Note J)
Continuing operations	$(0.30)	$(0.32)	$(0.50)	$(0.64)
Discontinued operations	—	3.70	—	5.77
	$(0.30)	$3.38	$(0.50)	$5.13

Basic weighted average number of shares of common shares outstanding	62,844	59,900	61,364	59,900

Cash distributions declared per Trust common share (refer to Note J)	$0.36	$0.36	$0.72	$0.72

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019

Net income (loss)	$(7,366)	$218,173	$(2,486)	$328,331
Other comprehensive income (loss)
Foreign currency translation adjustments	167	(324)	(1,951)	253
Foreign currency amounts reclassified from accumulated other comprehensive income (loss) that increase net income:
Disposition of Manitoba Harvest	—	—	—	4,791
Pension benefit liability, net	(238)	(671)	356	(780)
Other comprehensive income (loss)	(71)	(995)	(1,595)	4,264
Total comprehensive income (loss), net of tax	(7,437)	217,178	(4,081)	332,595
Less: Net income attributable to noncontrolling interests	1,071	1,639	2,286	2,489
Less: Other comprehensive loss attributable to noncontrolling interests	(5)	(32)	(22)	(30)
Total comprehensive income (loss) attributable to Holdings, net of tax	$(8,503)	$215,571	$(6,345)	$330,136

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares			Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B	Series C
Balance — April 1, 2019	$96,417	$96,504	$—	$924,680	$(165,490)	$(3,517)	$948,594	$42,979	$9,208	$1,000,781
Net income	—	—	—	—	216,534	—	216,534	1,387	252	218,173
Total comprehensive loss, net	—	—	—	—	—	(995)	(995)	—	—	(995)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	1,601	1,462	3,063
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	41	—	41
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(31)	—	(31)
Disposition of Clean Earth	—	—	—	—	—	—	—	—	(10,922)	(10,922)
Distributions paid - Allocation interests	—	—	—	—	(7,983)	—	(7,983)	—	—	(7,983)
Distributions paid - Trust Common Shares	—	—	—	—	(21,564)	—	(21,564)	—	—	(21,564)
Distributions paid - Trust Preferred Shares	—	—	—	—	(3,782)	—	(3,782)	—	—	(3,782)
Balance — June 30, 2019	$96,417	$96,504	$—	$924,680	$17,715	$(4,512)	$1,130,804	$45,977	$—	$1,176,781

Balance — April 1, 2020	$96,417	$96,504	$110,997	$924,680	$(141,866)	$(5,457)	$1,081,275	$53,808	$—	$1,135,083
Net income (loss)	—	—	—	—	(8,437)	—	(8,437)	1,071	—	(7,366)
Total comprehensive loss, net	—	—	—	—	—	(71)	(71)	—	—	(71)
Issuance of trust common shares, net of offering costs	—	—	—	83,908	—	—	83,908	—	—	83,908
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	1,890	—	1,890
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	180	—	180
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(260)	—	(260)
Acquisition of Marucci Sports	—	—	—	—	—	—	—	11,127		11,127
Distributions paid - Trust Common Shares	—	—	—	—	(21,564)	—	(21,564)	—	—	(21,564)
Distributions paid - Trust Preferred Shares	—	—	—	—	(6,045)	—	(6,045)	—	—	(6,045)
Balance — June 30, 2020	$96,417	$96,504	$110,997	$1,008,588	$(177,912)	$(5,528)	$1,129,066	$67,816	$—	$1,196,882

(in thousands)	Trust Preferred Shares			Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B	Series C
Balance — January 1, 2019	$96,417	$96,504	$—	$924,680	$(249,453)	$(8,776)	$859,372	$39,922	$20,048	$919,342
Net income (loss)	—	—	—	—	325,842	—	325,842	2,755	(266)	328,331
Total comprehensive income, net	—	—	—	—	—	4,264	4,264	—	—	4,264
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	3,329	1,939	5,268
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	41	—	41
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(70)	—	(70)
Disposition of Manitoba Harvest	—	—	—	—	—	—	—	—	(10,799)	(10,799)
Disposition of Clean Earth	—	—	—	—	—	—	—	—	(10,922)	(10,922)
Distributions paid - Allocation interests	—	—	—	—	(7,983)	—	(7,983)	—	—	(7,983)
Distributions paid - Trust Common Shares	—	—	—	—	(43,128)	—	(43,128)	—	—	(43,128)
Distributions paid - Trust Preferred Shares	—	—	—	—	(7,563)	—	(7,563)	—	—	(7,563)
Balance — June 30, 2019	$96,417	$96,504	$—	$924,680	$17,715	$(4,512)	$1,130,804	$45,977	$—	$1,176,781

Balance — January 1, 2020	$96,417	$96,504	$110,997	$924,680	$(109,338)	$(3,933)	$1,115,327	$50,548	$—	$1,165,875
Net income (loss)	—	—	—	—	(4,772)	—	(4,772)	2,286	—	(2,486)
Total comprehensive loss, net	—	—	—	—	—	(1,595)	(1,595)	—	—	(1,595)
Issuance of trust common shares, net of offering costs	—	—	—	83,908	—	—	83,908	—	—	83,908
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	3,945	—	3,945
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	253	—	253
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(343)	—	(343)
Acquisition of Marucci Sports	—	—	—	—	—	—	—	11,127	—	11,127
Distributions paid - Allocation Interests	—	—	—	—	(9,087)	—	(9,087)	—	—	(9,087)
Distributions paid - Trust Common Shares	—	—	—	—	(43,128)	—	(43,128)	—	—	(43,128)
Distributions paid - Trust Preferred Shares	—	—	—	—	(11,587)	—	(11,587)	—	—	(11,587)
Balance — June 30, 2020	$96,417	$96,504	$110,997	$1,008,588	$(177,912)	$(5,528)	$1,129,066	$67,816	$—	$1,196,882
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income (loss)	$(2,486)	$328,331
Income from discontinued operations, net of income tax	—	16,901
Gain on sale of discontinued operations	—	328,164
Loss from continuing operations	(2,486)	(16,734)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	16,902	16,225
Amortization expense	31,284	27,112
Amortization of debt issuance costs, discount and premium	1,079	2,159
Unrealized loss on interest rate swap	—	3,350
Noncontrolling stockholder stock based compensation	3,945	3,329
Provision for loss on receivables	2,519	498
Deferred taxes	(5,933)	(36)
Other	1,155	427
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	8,780	16,492
Inventories	11,236	(19,778)
Other current and non-current assets	1,991	(6,272)
Accounts payable and accrued expenses	17,858	(7,980)
Cash provided by operating activities - continuing operations	88,330	18,792
Cash used in operating activities - discontinued operations	—	(10,138)
Cash provided by operating activities	88,330	8,654
Cash flows from investing activities:
Acquisitions, net of cash acquired	(200,720)	—
Purchases of property and equipment	(12,168)	(14,360)
Payment of interest rate swap	—	(303)
Proceeds from sale of businesses	—	451,654
Other investing activities	(102)	1,790
Cash (used in) provided by investing activities - continuing operations	(212,990)	438,781
Cash provided by investing activities - discontinued operations	—	279,219
Cash (used in) provided by investing activities	(212,990)	718,000

COMPASS DIVERSIFIED HOLDINGS CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
(in thousands)	2020	2019
Cash flows from financing activities:
Proceeds from issuance of Trust common shares, net	83,908	—
Borrowings under credit facility	200,000	108,000
Repayments under credit facility	(200,000)	(338,500)
Proceeds from issuance of Senior Notes	202,000	—
Distributions paid - common shares	(43,128)	(43,128)
Distributions paid - preferred shares	(11,587)	(7,563)
Distributions paid - allocation interests	(9,087)	(7,983)
Net proceeds provided by noncontrolling shareholders - acquisition	11,127	—
Net proceeds provided by noncontrolling shareholders	253	41
Purchase of noncontrolling interest	(343)	(70)
Debt issuance costs	(3,180)	—
Other	632	(3,547)
Net cash provided by (used in) financing activities	230,595	(292,750)
Foreign currency impact on cash	(1,021)	(1,366)
Net increase in cash and cash equivalents	104,914	432,538
Cash and cash equivalents — beginning of period (1)	100,314	53,326
Cash and cash equivalents — end of period	$205,228	$485,864

(1) Includes cash from discontinued operations of $4.6 million at January 1, 2019.

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020

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
The Company is a controlling owner of nine businesses, or reportable operating segments, at June 30, 2020. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Velocity Outdoor, Inc. (formerly Crosman Corp.) ("Velocity Outdoor" or "Velocity"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Liberty Safe and Security Products, Inc. ("Liberty Safe" or "Liberty"), Marucci Sports, LLC ("Marucci Sports" or "Marucci"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold"), FFI Compass, Inc. ("Foam Fabricators" or "Foam"), and The Sterno Group, LLC ("Sterno"). Refer to Note E - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability company ("CGM" or the "Manager"), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a Management Services Agreement ("MSA").
Basis of Presentation
The condensed consolidated financial statements for the three and six month periods ended June 30, 2020 and June 30, 2019 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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

Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments—Credit Losses, which requires companies to present assets held at amortized cost, trade receivables and available for sale debt securities net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. The guidance was effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted. The adoption of this guidance on January 1, 2020 did not have a material impact on our consolidated financial statements.
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
Note B — Acquisition
Acquisition of Marucci Sports, LLC
On April 20, 2020, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) entered into on March 6, 2020, the Company, through a wholly-owned subsidiary, Wheelhouse Holdings Inc., a Delaware corporation (“Buyer”) and Wheelhouse Holdings Merger Sub LLC, a Delaware limited liability company and a wholly owned Subsidiary of Buyer (“Merger Sub”), completed a merger (the “Transaction”) with Marucci Sports, LLC, a Delaware limited liability company (“Marucci”). Upon the completion of the Transaction, Marucci became a wholly owned subsidiary of Buyer and an indirect subsidiary of the Company. Headquartered in Baton Rouge, Louisiana, Marucci is a leading manufacturer and distributor of baseball and softball equipment. Founded in 2009, Marucci has a product portfolio that includes wood and metal bats, apparel and accessories, batting and fielding gloves and bags and protective gear.
The Company made loans to, and purchased a 92.2% equity interest in, Marucci. The purchase price, including proceeds from noncontrolling shareholders and net of transaction costs, was $199.4 million. Marucci management and certain existing shareholders invested in the Transaction along with the Company, representing 7.8% initial noncontrolling interest on both a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of Marucci. CGM will receive integration service fees of $2.0 million payable quarterly over a twelve month period as services are rendered beginning in the quarter ended September 30, 2020. The Company incurred $2.0 million of transaction costs in conjunction with the Marucci acquisition, which was included in selling, general and administrative expense in the consolidated statements of operations during the second quarter of 2020.

The results of operations of Marucci have been included in the consolidated results of operations since the date of acquisition. Marucci's results of operations are reported as a separate operating segment as a branded consumer business. The table below provides the preliminary recording of assets acquired and liabilities assumed as of the date of acquisition.

Preliminary Allocation
(in thousands)	As of April 20, 2020
Assets
Cash	$2,730
Accounts Receivable (1)	11,471
Inventory (2)	14,795
Property, plant and equipment (3)	10,681
Intangible assets	99,249
Goodwill	67,733
Other current and noncurrent assets	956
Total Assets	207,615

Liabilities and noncontrolling interest
Current liabilities	6,207
Other liabilities	42,100
Noncontrolling interest	11,127
Total liabilities and noncontrolling interest	59,434

Net assets acquired	148,181
Noncontrolling interest	11,127
Intercompany loans	42,100
$201,408
(1) Includes $12.7 million in gross contractual accounts receivable, of which $1.2 million is not expected to be collected. The fair value of accounts receivable approximates book value acquired.
(2) Includes $4.3 million in inventory basis step-up, which will be charged to cost of goods sold. $3.0 million was amortized to cost of goods sold in the second quarter of 2020, and $1.3 million will be charged to cost of goods sold in the third quarter of 2020.
(3) Includes $2.5 million of property, plant and equipment basis step-up. The fair value of property, plant and equipment will be depreciated over the remaining useful lives of the assets.

Acquisition consideration
Purchase price	$200,000
Cash acquired	3,750
Net working capital adjustment	158
Other adjustments	(2,500)
Total purchase consideration	$201,408
Less: Transaction costs	2,042
Net purchase price	$199,366

The preliminary allocation of the purchase price presented above is based on management's estimate of the fair values using valuation techniques including the income, cost and market approach. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets and current and other liabilities are valued at historical carrying values. Property, plant and equipment is valued through a purchase price appraisal and will be depreciated on a straight-line basis over the respective remaining useful lives of the assets. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. The goodwill of $67.7 million reflects the strategic fit of Marucci in the Company's branded consumer business and is expected to be deductible for income tax purposes. The purchase accounting for Marucci is preliminary and is expected to be finalized in the third quarter of 2020.

The intangible assets recorded related to the Marucci acquisition are as follows (in thousands):

Intangible Assets	Amount	Estimated Useful Life
Tradename	$83,929	15 years
Customer relationships	11,120	15 years
Technology	4,200	15 years
	$99,249

The tradename was valued at $83.9 million using a multi-period excess earnings methodology. The customer relationships intangible asset was valued at $11.1 million using the distributor method, a variation of the multi-period excess earnings methodology, in which an asset is valuable to the extent it enables its owners to earn a return in excess of the required returns on the other assets utilized in the business. The technology was valued at $4.2 million using a relief from royalty method.

Unaudited pro forma information
The following unaudited pro forma data for the three and six months ended June 30, 2020 and 2019 gives effect to the acquisition of Marucci, as described above, as if the acquisition had been completed as of January 1, 2019. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Three months ended		Six months ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net sales	333,892	349,759	689,576	709,982
Gross profit	117,471	129,651	249,318	260,302
Operating income	10,912	17,738	26,193	31,923
Net loss from continuing operations	(9,483)	(7,361)	(5,885)	(21,685)
Net loss from continuing operations attributable to Holdings	(10,422)	(8,659)	(8,132)	(24,427)
Basic and fully diluted net loss per share attributable to Holdings	(0.33)	(0.38)	(0.56)	(0.72)
Other acquisitions
Foam Fabricators
Subsequent to the end of the quarter, on July 1, 2020, Foam Fabricators acquired substantially all of the assets of Polyfoam Corp. ("Polyfoam"), a Massachusetts-based manufacturer of protective and temperature-sensitive packaging solutions for the medical, pharmaceutical, grocery and food industries, among others. Founded in 1974, Polyfoam operates two manufacturing facilities producing highly engineered foam and injection-molded plastic solutions across a variety of end-markets. The acquisition complements Foam Fabricators' current operating footprint and provides access to a new customer base and product offerings, including Polyfoam's significant end-market exposure to cold chain (including seafood boxes, insulated shipping containers and grocery delivery totes). The purchase price was approximately $12.8 million and includes a potential earnout of $1.4 million if Polyfoam achieves certain financial metrics.

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
On June 28, 2019, Buyer completed the acquisition of all of the issued and outstanding securities of CEHI pursuant to the Purchase Agreement. The sale price for Clean Earth was based on an aggregate total enterprise value of $625 million, subject to customary working capital adjustments. After the allocation of the sale proceeds to Clean Earth non-controlling equity holders, the repayment of intercompany loans to the Company (including accrued interest) of $224.6 million, and the payment of transaction expenses of approximately $10.7 million, the Company received approximately $327.3 million of total proceeds at closing related to our equity interests in Clean Earth. The Company recognized a gain on the sale of Clean Earth of $209.3 million during the year ended December 31, 2019.
Summarized results of operations of Clean Earth for the periods April 1, 2019 and January 1, 2019 through the date of disposition are as follows (in thousands):

	For the period April 1, 2019 through disposition	For the period January 1, 2019 through disposition
Net sales	$69,105	$132,737
Gross profit	23,045	39,678
Operating income	4,976	6,232
Income from continuing operations before income taxes	4,889	5,880
Benefit for income taxes	(10,585)	(11,607)
Income from discontinued operations (1)	$15,474	$17,487
(1) The results of operations for the periods from April 1, 2019 through disposition and January 1, 2019 through disposition, excludes $5.6 million and $10.2 million, respectively, of intercompany interest expense.
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

Note D — Revenue
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
Disaggregated Revenue - The Company disaggregates revenue by strategic business unit and by geography for each strategic business unit which are categories that depict how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors. This disaggregation also represents how the Company evaluates its financial performance, as well as how the Company communicates its financial performance to the investors and other users of its financial statements. Each strategic business unit represents the Company’s reportable segments and offers different products and services.
The following tables provide disaggregation of revenue by reportable segment geography for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30, 2020
	5.11	Ergo	Liberty	Marucci	Velocity	ACI	Arnold	Foam	Sterno	Total
United States	$70,677	$7,100	$23,467	$5,035	$41,900	$22,956	$15,293	$20,873	$73,913	$281,214
Canada	1,791	1,016	986	16	2,852	—	83	—	3,143	9,887
Europe	7,245	6,812	—	4	1,774	—	7,282	—	165	23,282
Asia Pacific	3,882	5,007	—	199	188	—	1,153	—	6	10,435
Other international	4,040	109	—	2	507	—	459	3,556	136	8,809
	$87,635	$20,044	$24,453	$5,256	$47,221	$22,956	$24,270	$24,429	$77,363	$333,627

	Three months ended June 30, 2019
	5.11	Ergo	Liberty	Velocity	ACI	Arnold	Foam	Sterno	Total
United States	$76,864	$6,898	$20,000	$24,953	$22,439	$17,635	$26,538	$82,608	$277,935
Canada	2,650	827	633	1,774	—	184	—	3,184	9,252
Europe	5,872	7,544	—	1,632	—	9,056	—	253	24,357
Asia Pacific	3,164	7,530	—	203	—	1,541	—	418	12,856
Other international	4,286	172	—	1,049	—	1,065	5,110	2	11,684
	$92,836	$22,971	$20,633	$29,611	$22,439	$29,481	$31,648	$86,465	$336,084

	Six months ended June 30, 2020
	5.11	Ergo	Liberty	Marucci	Velocity	ACI	Arnold	Foam	Sterno	Total
United States	$143,104	$13,358	$48,123	$5,035	$67,779	$44,652	$33,856	$44,460	$153,928	$554,295
Canada	3,265	1,716	1,290	16	4,772	—	239	—	6,071	17,369
Europe	13,552	12,599	—	4	3,472	—	15,610	—	223	45,460
Asia Pacific	7,393	10,910	—	199	434	—	2,548	—	34	21,518
Other international	16,102	1,110	—	2	1,154	—	1,575	8,352	139	28,434
	$183,416	$39,693	$49,413	$5,256	$77,611	$44,652	$53,828	$52,812	$160,395	$667,076

	Six months ended June 30, 2019
	5.11	Ergo	Liberty	Velocity	ACI	Arnold	Foam	Sterno	Total
United States	$147,341	$14,233	$41,736	$51,117	$45,508	$35,551	$52,675	$167,742	$555,903
Canada	4,314	1,646	1,101	3,251	—	363	—	8,216	18,891
Europe	13,154	14,075	—	3,833	—	18,826	—	936	50,824
Asia Pacific	6,578	14,836	—	432	—	2,801	—	708	25,355
Other international	9,538	633	—	2,115	—	1,968	9,655	59	23,968
	$180,925	$45,423	$42,837	$60,748	$45,508	$59,509	$62,330	$177,661	$674,941

Note E — Operating Segment Data
At June 30, 2020, the Company had nine reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

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

•
Marucci Sports is a leading designer, manufacturer, and marketer of premium wood and metal baseball bats, fielding gloves, batting gloves, bags, protective gear, sunglasses, on and off-field apparel, and other baseball and softball equipment used by professional and amateur athletes. Marucci also develops and licenses franchises for sports training facilities. Marucci is headquartered in Baton Rouge, Louisiana.

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

•
Foam Fabricators is a designer and manufacturer of custom molded protective foam solutions and original equipment manufacturer components made from expanded polystyrene and expanded polypropylene. Foam Fabricators provides products to a variety of end markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building and other products. In July 2020, Foam Fabricators acquired the assets of Polyfoam, a Massachusetts-based manufacturer of protective and temperature-sensitive packaging solutions for the medical, pharmaceutical, grocery and food industries, among others. Foam Fabricators is headquartered in Scottsdale, Arizona and operates 14 molding and fabricating facilities across North America subsequent to the acquisition of Polyfoam.

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

Summary of Operating Segments

Net Revenues	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019

5.11	$87,635	$92,836	$183,416	$180,925
Ergobaby	20,044	22,971	39,693	45,423
Liberty	24,453	20,633	49,413	42,837
Marucci	5,256	—	5,256	—
Velocity Outdoor	47,221	29,611	77,611	60,748
ACI	22,956	22,439	44,652	45,508
Arnold	24,270	29,481	53,828	59,509
Foam Fabricators	24,429	31,648	52,812	62,330
Sterno	77,363	86,465	160,395	177,661
Total segment revenue	333,627	336,084	667,076	674,941
Corporate and other	—	—	—	—
Total consolidated revenues	$333,627	$336,084	$667,076	$674,941

Segment profit (loss) (1)	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019

5.11	$4,702	$5,073	$9,288	$7,411
Ergobaby	2,026	2,795	3,580	5,931
Liberty	3,400	1,671	6,545	3,086
Marucci	(7,743)	—	(7,743)	—
Velocity Outdoor	3,998	(74)	2,834	267
ACI	6,329	6,484	12,067	12,965
Arnold	1,443	2,227	3,096	3,704
Foam Fabricators	2,847	4,364	6,359	7,870
Sterno	3,963	8,115	9,232	16,097
Total	20,965	30,655	45,258	57,331
Reconciliation of segment profit (loss) to consolidated income (loss) before income taxes:
Interest expense, net	(11,174)	(18,445)	(19,771)	(36,899)
Other income (expense), net	(2,386)	(90)	(1,725)	(524)
Corporate and other (2)	(8,122)	(11,375)	(19,377)	(30,667)
Total consolidated income (loss) before income taxes	$(717)	$745	$4,385	$(10,759)

(1)	Segment profit (loss) represents operating income (loss).

(2)	Primarily relates to management fees expensed and payable to CGM, and corporate overhead expenses.

Depreciation and Amortization Expense	Three Months ended June 30, 2020		Six months ended June 30,
(in thousands)	2020	2019	2020	2019

5.11	$5,286	$5,298	$10,438	$10,455
Ergobaby	2,038	2,113	4,091	4,224
Liberty	415	390	821	797
Marucci	4,687	—	4,687	—
Velocity Outdoor	3,113	3,289	6,360	6,540
ACI	626	523	1,272	1,192
Arnold	1,641	1,580	3,272	3,202
Foam Fabricators	2,935	3,013	5,982	6,010
Sterno	5,639	5,545	11,263	10,917
Total	26,380	21,751	48,186	43,337
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs, original issue discount and bond premium	554	1,080	1,079	2,159
Consolidated total	$26,934	$22,831	$49,265	$45,496

	Accounts Receivable		Identifiable Assets
	June 30,	December 31,	June 30,	December 31,
(in thousands)	2020	2019	2020 (1)	2019 (1)
5.11	$43,240	$49,543	$365,683	$357,292
Ergobaby	9,679	10,460	89,236	91,798
Liberty	13,144	13,574	37,501	38,558
Marucci	4,359	—	131,226	—
Velocity Outdoor	32,030	20,290	181,197	192,288
ACI	8,004	8,318	28,125	24,408
Arnold	16,347	19,043	73,382	72,650
Foam Fabricators	21,716	24,455	163,497	156,914
Sterno	58,723	60,522	239,266	263,530
Allowance for doubtful accounts	(15,065)	(14,800)	—	—
Total	192,177	191,405	1,309,113	1,197,438
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	133,982	64,531
Total	$192,177	$191,405	$1,443,095	$1,261,969

(1)	Does not include accounts receivable balances per schedule above or goodwill balances - refer to Note G - "Goodwill and Other Intangible Assets".

Note F — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Machinery and equipment	$198,531	$191,897
Furniture, fixtures and other	41,600	36,604
Leasehold improvements	44,893	40,851
Buildings and land	10,147	7,992
Construction in process	9,954	10,559
	305,125	287,903
Less: accumulated depreciation	(154,896)	(141,475)
Total	$150,229	$146,428

Depreciation expense was $8.6 million and $16.9 million for the three and six months ended June 30, 2020 and $8.2 million and $16.2 million for the three and six months ended June 30, 2019, respectively.
Inventory
Inventory is comprised of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$66,370	$59,888
Work-in-process	14,354	14,318
Finished goods	257,883	262,352
Less: obsolescence reserve	(21,306)	(19,252)
Total	$317,301	$317,306

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
A summary of the net carrying value of goodwill at June 30, 2020 and December 31, 2019, is as follows (in thousands):

	Six months ended June 30, 2020	Year ended December 31, 2019
Goodwill - gross carrying amount	$563,997	$496,264
Accumulated impairment losses	(57,745)	(57,745)
Goodwill - net carrying amount	$506,252	$438,519

The following is a reconciliation of the change in the carrying value of goodwill for the six months ended June 30, 2020 by operating segment (in thousands):

	Balance at January 1, 2020	Acquisitions	Goodwill Impairment	Other	Balance at June 30, 2020
5.11	$92,966	$—	$—	$—	$92,966
Ergobaby	61,031	—	—	—	61,031
Liberty	32,828	—	—	—	32,828
Marucci	—	67,733	—	—	67,733
Velocity Outdoor	30,079	—	—	—	30,079
ACI	58,019	—	—	—	58,019
Arnold	26,903	—	—	—	26,903
Foam Fabricators	72,708	—	—	—	72,708
Sterno	55,336	—	—	—	55,336
Corporate (1)	8,649	—	—	—	8,649
Total	$438,519	$67,733	$—	$—	$506,252

(1)	Represents goodwill resulting from purchase accounting adjustments not "pushed down" to the ACI segment. This amount is allocated back to the ACI segment for purposes of goodwill impairment testing.
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
Other intangible assets are comprised of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$473,807	$(172,536)	$301,271	$462,686	$(155,200)	$307,486
Technology and patents	84,699	(31,458)	53,241	80,082	(28,748)	51,334
Trade names, subject to amortization	273,112	(54,571)	218,541	189,183	(46,507)	142,676
Licensing and non-compete agreements	7,515	(7,222)	293	7,515	(7,050)	465
Distributor relations and other	726	(726)	—	726	(726)	—
Total	839,859	(266,513)	573,346	740,192	(238,231)	501,961
Trade names, not subject to amortization	59,985	—	59,985	59,985	—	59,985
Total intangibles, net	$899,844	$(266,513)	$633,331	$800,177	$(238,231)	$561,946

Amortization expense related to intangible assets was $14.8 million and $28.3 million for the three and six months ended June 30, 2020, respectively and $13.5 million and $27.1 million for the three and six months ended June 30, 2019, respectively.

Estimated charges to amortization expense of intangible assets for the remainder of 2020 and the next four years, is as follows (in thousands):

2020	2021	2022	2023	2024

$30,353	$59,893	$58,261	$57,864	$56,772

Note H — Warranties
The Company’s Ergobaby, Liberty, Marucci and Velocity Outdoor operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. Warranty liability is included in accrued expenses in the accompanying consolidated balance sheets. A reconciliation of the change in the carrying value of the Company’s warranty liability for the six months ended June 30, 2020 and the year ended December 31, 2019 is as follows (in thousands):

Warranty liability	Six months ended June 30, 2020	Year ended December 31, 2019

Beginning balance	$1,583	$1,624
Provision for warranties issued during the period	1,295	2,238
Fulfillment of warranty obligations	(1,388)	(2,279)
Other (1)	104	—
Ending balance	$1,594	$1,583

(1)    Represents the warranty liability recorded in relation to the Marucci acquisition in April 2020.
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

Net availability under the 2018 Revolving Credit Facility was approximately $598.8 million at June 30, 2020. Letters of credit outstanding at June 30, 2020 totaled approximately $1.2 million. At June 30, 2020, the Company was in compliance with all covenants as defined in the 2018 Credit Facility.
Senior Notes
On April 18, 2018, the Company consummated the issuance and sale of $400 million aggregate principal amount of its 8.000% Senior Notes due 2026 (the “Existing Notes”) offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The Existing Notes were issued pursuant to an indenture, dated as of April 18, 2018 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee.
On May 7, 2020, the Company consummated the issuance and sale of $200 million aggregate principal amount of its 8.000% Senior Notes due 2026 (the "Additional Notes", and, together with the Existing Notes, the "Senior Notes"). The Additional Notes were issued under the Indenture between the Company and U.S. Bank National Association, as trustee. The proceeds from the Additional Notes were used to pay down the amount outstanding on the Company's 2018 Revolving Credit Facility. The Additional Notes were issued at 101% of par value and the resulting $2 million premium will be amortized over the remaining term of the Additional Notes.
The Senior Notes bear interest at the rate of 8.000% per annum and will mature on May 1, 2026. Interest on the Senior Notes is payable in cash on May 1st and November 1st of each year. The first interest payment date on the Additional Notes will be November 1, 2020. The Senior Notes are general senior unsecured obligations of the Company and are not guaranteed by the subsidiaries through which the Company currently conducts substantially all of its operations. The Senior Notes rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness, and rank senior in right of payment to all of the Company’s future subordinated indebtedness, if any. The Senior Notes will be effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including the indebtedness under the Company’s credit facilities described above.
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
The following table provides the Company’s debt holdings at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Senior Notes	$600,000	$400,000
Less: Unamortized premiums and debt issuance costs	(8,213)	(5,555)
Long term debt	$591,787	$394,445

The Company's Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	June 30, 2020
	Maturity Date	Rate		Carrying Value	Fair Value
Senior Notes	May 1, 2026	8.000%	2	600,000	615,000

Debt Issuance Costs
Deferred debt issuance costs represent the costs associated with the issuance of the Company's financing arrangements. In connection with the Additional Notes offering in May 2020, the Company recorded $3.2 million in deferred financing costs.
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

The following table summarizes unamortized premiums and debt issuance costs at June 30, 2020 and December 31, 2019, and the balance sheet classification in each of the periods presents (in thousands):

	June 30, 2020	December 31, 2019
Unamortized premiums and debt issuance costs	$16,433	$13,252
Accumulated amortization	(4,802)	(3,667)
Unamortized premiums and debt issuance costs, net	$11,631	$9,585

Balance sheet classification:
Other noncurrent assets	$3,418	$4,030
Long-term debt	8,213	5,555
	$11,631	$9,585

Note J — Stockholders’ Equity
Trust Common Shares
The Trust is authorized to issue 500,000,000 Trust common shares and the Company is authorized to issue a corresponding number of trust interests. The Company will at all times have the identical number of trust interests outstanding as Trust shares. Each Trust share represents an undivided beneficial interest in the Trust, and each Trust share is entitled to one vote per share on any matter with respect to which members of the Company are entitled to vote.
Secondary Offering
In May 2020, the Company completed an offering of 5,000,000 Trust common shares at a public offering price of $17.60 per share. The net proceeds to the Company, after deducting the underwriter's discount and offering costs, totaled approximately $83.9 million.
Trust Preferred Shares
The Trust is authorized to issue up to 50,000,000 Trust preferred shares and the Company is authorized to issue a corresponding number of trust preferred interests.
Series C Preferred Shares
On November 20, 2019, the Trust issued 4,000,000 7.875% Series C Preferred Shares (the "Series C Preferred Shares") with a liquidation preference of $25.00 per share, and on December 2, 2019, the Trust issued 600,000 of the Series C Preferred Shares which were sold pursuant to an option to purchase additional shares by the underwriters. Total proceeds from the issuance of the Series C Preferred Shares were $115.0 million, or $111.0 million net of underwriters' discount and issuance costs. Distributions on the Series C Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on January 30, 2020, at a rate per annum of 7.875%. Distributions on the Series C Preferred Shares are cumulative and at June 30, 2020, $1.5 million of Series C distributions are accumulated and unpaid. Unless full cumulative distributions on the Series C Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series C Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series C Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series C Preferred Shares. The Series C Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after January 30, 2025, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series C Preferred Shares will have no right to require the redemption of the Series C Preferred Shares and there is no maturity date.
Series B Preferred Shares
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Trust Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018, at a rate per annum of 7.875%. Distributions on the Series B Preferred Shares are cumulative and at June 30, 2020, $1.3 million of Series B distributions are accumulated and unpaid. Unless full cumulative distributions on the Series B Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series B Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series B Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the preferred shares. The Series B Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after April 30, 2028, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series B Preferred Shares will have no right to require the redemption of the Series B Preferred Shares and there is no maturity date.
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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net loss from continuing operations attributable to Holdings	$(8,437)	$(5,193)	$(4,772)	$(19,489)
Less: Distributions paid - Allocation Interests	—	7,983	9,087	7,983
Less: Distributions paid - Preferred Shares	6,045	3,782	11,587	7,563
Less: Accrued distributions - Preferred Shares	2,869	1,334	2,869	1,334
Net loss from continuing operations attributable to common shares of Holdings	$(17,351)	$(18,292)	$(28,315)	$(36,369)
Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate to participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.
Basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019 attributable to the common shares of Holdings is calculated as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Loss from continuing operations attributable to common shares of Holdings	$(17,351)	$(18,292)	$(28,315)	$(36,369)
Less: Effect of contribution based profit - Holding Event	1,249	896	2,537	1,853
Loss from continuing operations attributable to common shares of Holdings	$(18,600)	$(19,188)	$(30,852)	$(38,222)

Income from discontinued operations attributable to Holdings	$—	$221,727	$—	$345,331
Less: Effect of contribution based profit - Holding Event	—	—	—	—
Income from discontinued operations attributable to common shares of Holdings	$—	$221,727	$—	$345,331

Basic and diluted weighted average common shares outstanding	62,844	59,900	61,364	59,900

Basic and fully diluted income (loss) per common share attributable to Holdings
Continuing operations	$(0.30)	$(0.32)	$(0.50)	$(0.64)
Discontinued operations	—	3.70	—	5.77
	$(0.30)	$3.38	$(0.50)	$5.13

Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares (in thousands, except per share data):

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date

Trust Common Shares:
April 1, 2020 - June 30, 2020 (1)	$0.36	$23,364	July 16, 2020	July 23, 2020
January 1, 2020 - March 31, 2020	$0.36	$21,564	April 16, 2020	April 23, 2020
October 1, 2019 - December 31, 2019	$0.36	$21,564	January 16, 2020	January 23, 2020
July 1, 2019 - September 30, 2019	$0.36	$21,564	October 17, 2019	October 24, 2019
April 1, 2019 - June 30, 2019	$0.36	$21,564	July 18, 2019	July 25, 2019
January 1, 2019 - March 31, 2019	$0.36	$21,564	April 18, 2019	April 25, 2019
October 1, 2018 - December 31, 2018	$0.36	$21,564	January 17, 2019	January 24, 2019

Series A Preferred Shares:
April 30, 2020 - July 29, 2020 (1)	$0.453125	$1,813	July 15, 2020	July 30, 2020
January 30, 2020 - April 29, 2020	$0.453125	$1,813	April 15, 2020	April 30, 2020
October 30, 2019 - January 29, 2020	$0.453125	$1,813	January 15, 2020	January 30, 2020
July 30, 2019 - October 29, 2019	$0.453125	$1,813	October 15, 2019	October 30, 2019
April 30, 2019 - July 29, 2019	$0.453125	$1,813	July 15, 2019	July 30, 2019
January 30, 2019 - April 29, 2019	$0.453125	$1,813	April 15, 2019	April 30, 2019
October 30, 2018 - January 29, 2019	$0.453125	$1,813	January 15, 2019	January 30, 2019

Series B Preferred Shares:
April 30, 2020 - July 29, 2020 (1)	$0.4921875	$1,969	July 15, 2020	July 30, 2020
January 30, 2020 - April 29, 2020	$0.4921875	$1,969	April 15, 2020	April 30, 2020
October 30, 2019 - January 29, 2020	$0.4921875	$1,969	January 15, 2020	January 30, 2020
July 30, 2019 - October 29, 2019	$0.4921875	$1,969	October 15, 2019	October 30, 2019
April 30, 2019 - July 29, 2019	$0.4921875	$1,969	July 15, 2019	July 30, 2019
January 30, 2019 - April 29, 2019	$0.4921875	$1,969	April 15, 2019	April 30, 2019
October 30, 2018 - January 29, 2019	$0.4921875	$1,969	January 15, 2019	January 30, 2019

Series C Preferred Shares:
April 30, 2020 - July 29, 2020 (1)	$0.4921875	$2,264	July 15, 2020	July 30, 2020
January 30, 2020 - April 29, 2020	$0.4921875	$2,264	April 15, 2020	April 30, 2020
November 20, 2019 - January 29, 2020	$0.38281	$1,531	January 15, 2020	January 30, 2020
(1) This distribution was     declared on July 2, 2020.
Note K — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of June 30, 2020 and December 31, 2019:

	% Ownership (1) June 30, 2020		% Ownership (1) December 31, 2019
	Primary	Fully Diluted	Primary	Fully Diluted
5.11	97.6	88.7	97.6	88.9
Ergobaby	81.9	75.8	81.9	75.8
Liberty	91.2	86.0	91.2	86.0
Marucci	92.2	83.8	N/a	N/a
Velocity Outdoor	99.3	88.0	99.3	93.9
ACI	69.3	65.4	69.4	65.4
Arnold	96.7	81.4	96.7	80.2
Foam Fabricators	100.0	91.5	100.0	91.5
Sterno	100.0	88.5	100.0	88.5

(1)	The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	June 30, 2020	December 31, 2019
5.11	$13,042	$12,056
Ergobaby	27,663	27,036
Liberty	3,254	2,936
Marucci	10,721	—
Velocity Outdoor	3,430	2,506
ACI	6,336	3,670
Arnold	1,340	1,255
Foam Fabricators	2,388	1,873
Sterno	(458)	(884)
Allocation Interests	100	100
	$67,816	$50,548

Note L — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at June 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at June 30, 2020
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
Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1, 2019 through June 30, 2020 are as follows (in thousands):

Level 3
Balance at January 1, 2019	$(4,547)
Decrease in the fair value of put option of noncontrolling shareholder - Liberty	72
Increase in the fair value of put option of noncontrolling shareholder - 5.11	(10)
Adjustment to Ravin contingent consideration (1)	(2,022)
Payment of contingent consideration - Ravin (1)	6,396
Balance at December 31, 2019	$(111)
Increase in the fair value of put option of noncontrolling shareholder - Liberty	(63)
Increase in the fair value of put option of noncontrolling shareholder - 5.11	(41)
Balance at June 30, 2020	$(215)

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

Nonrecurring Fair Value Measurements
There were no assets or liabilities measured on a non-recurring basis during the quarter ended June 30, 2020. The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2019. Refer to "Note G – Goodwill and Other Intangible Assets", for a description of the valuation techniques used to determine fair value of the assets measured on a non-recurring basis in the table below.

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
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the six months ended June 30, 2020 and 2019 is as follows:

	Six months ended June 30,
	2020	2019
United States Federal Statutory Rate	21.0%	(21.0)%
State income taxes (net of Federal benefits)	80.0	8.5
Foreign income taxes	(7.6)	3.0
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	16.9	47.9
Impact of subsidiary employee stock options	141.5	5.2
Credit utilization	(55.8)	(4.8)
Non-recognition of NOL carryforwards at subsidiaries	(54.9)	9.5
Effect of Tax Act	10.0	7.0
Other	5.6	0.2
Effective income tax rate	156.7%	55.5%

(1)	The effective income tax rate for the six months ended June 30, 2020 and 2019 includes a loss at the Company's parent, which is taxed as a partnership.

Note N — Defined Benefit Plan
In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $4.5 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at June 30, 2020. Net periodic benefit cost consists of the following for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Service cost	$138	$127	$277	$256
Interest cost	7	33	15	66
Expected return on plan assets	(20)	(40)	(41)	(80)
Amortization of unrecognized loss	56	34	113	69
Net periodic benefit cost	$181	$154	$364	$311

During the six months ended June 30, 2020, per the terms of the pension agreement, Arnold contributed $0.2 million to the plan. For the remainder of 2020, the expected contribution to the plan will be approximately $0.2 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore, the fair values of the pension plan assets at June 30, 2020 were considered Level 3.
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

Leases
The Company and its subsidiaries lease manufacturing facilities, warehouses, office facilities, retail stores, equipment and vehicles under various operating arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics.  The variable lease expense has not been material on a historic basis and no amount was incurred during the quarter ending June 30, 2020. In the three and six months ended June 30, 2020, the Company recognized $7.6 million and $14.9 million, respectively, in expense related to operating leases in the condensed consolidated statements of operations.
The maturities of lease liabilities at June 30, 2020 were as follows (in thousands):

2020 (excluding six months ended June 30, 2020)	$12,318
2021	26,249
2022	24,057
2023	17,247
2024	13,382
Thereafter	42,455
Total undiscounted lease payments	$135,708
Less: Interest	37,124
Present value of lease liabilities	$98,584

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
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of June 30, 2020:

Lease Term and Discount Rate
Weighted-average remaining lease term (years)	6.18
Weighted-average discount rate	7.68%

Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	June 30, 2020

Operating lease right-of-use assets	Other non-current assets	$94,765
Current portion, operating lease liabilities	Other current liabilities	$19,981
Operating lease liabilities	Other non-current liabilities	$78,603

Supplemental cash flow information related to leases was as follows (in thousands):

Six months ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,924
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,630

Note P — Related Party Transactions
Management Services Agreement
The Company entered into the MSA with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for the Company in exchange for a management fee paid quarterly and equal to 0.5% of the Company's adjusted net assets, as defined in the MSA. Concurrent with the June 2019 sale of Clean Earth (refer to Note C - Discontinued Operations), CGM agreed to waive the management fee on cash balances held at the Company, commencing with the quarter ended June 30, 2019 and continuing until the quarter during which the Company next borrowed under the 2018 Revolving Credit Facility. In March 2020, as a proactive measure to provide the Company with additional cash liquidity in light of the COVID-19 pandemic, the Company elected to draw down $200 million on our 2018 Revolving Credit Facility. The Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the Company as of March 31, 2020. In addition, due to the unprecedented uncertainty as a result of the COVID-19 pandemic, CGM agreed to waive 50% of the management fee calculated at June 30, 2020 that was paid in July 2020.
Integration Services Agreements
Marucci Sports, which was acquired in April 2020, entered into an Integration Services Agreement ("ISA") with CGM. The ISA provides for CGM to provide services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act of 2002, as amended, and align the acquired entity's policies and procedures with our other subsidiaries.  CGM will receive integration service fees of $2.0 million payable quarterly over a twelve month period as services are rendered beginning in the quarter ended September 30, 2020. Foam Fabricators, which was acquired in 2018, entered into an ISA with CGM.  Foam Fabricators paid CGM $2.3 million over the term of the ISA, with $2.0 million paid in 2018 and $0.3 million in 2019. Integration service fees are included in selling, general and administrative expense on the subsidiaries' statement of operations in the period in which they are incurred.
The Company and its businesses have the following significant related party transactions:
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $1.0 million and $1.5 million during the three and six months ended June 30, 2020, respectively, and $0.8 million and $2.1 million, during the three and six months ended June 30, 2019, respectively, in inventory from the vendor.

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
Overview
Compass Diversified Holdings ("Holdings") was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC (the "Company") was also formed on November 18, 2005. Holdings and the Company (collectively, "CODI") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The Company is the operating entity and is a controlling owner of nine businesses, or operating segments, at June 30, 2020. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Liberty Safe and Security Products, Inc. ("Liberty Safe" or "Liberty"), Marucci Sports, LLC ("Marucci" or Marucci Sports"), Velocity Outdoor, Inc. (formerly Crosman Corp.) ("Velocity Outdoor" or "Velocity"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold"), FFI Compass, Inc. ("Foam Fabricators" or "Foam"), and The Sterno Group, LLC ("Sterno").
We acquired our existing businesses (segments) that we own at June 30, 2020 as follows:

		Ownership Interest - June 30, 2020
Business	Acquisition Date	Primary	Diluted
Advanced Circuits	May 16, 2006	69.3%	65.4%
Liberty Safe	March 31, 2010	91.2%	86.0%
Ergobaby	September 16, 2010	81.9%	75.8%
Arnold	March 5, 2012	96.7%	81.4%
Sterno	October 10, 2014	100.0%	88.5%
5.11	August 31, 2016	97.6%	88.7%
Velocity Outdoor	June 2, 2017	99.3%	88.0%
Foam Fabricators	February 15, 2018	100.0%	91.5%
Marucci Sports	April 20, 2020	92.2%	83.8%
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
Marucci Sports - Founded in 2009, Marucci is a leading designer, manufacturer, and marketer of premium wood and metal baseball bats, fielding gloves, batting gloves, bags, protective gear, sunglasses, on and off-field apparel, and other baseball and softball equipment used by professional and amateur athletes. Marucci also develops and licenses franchises for sports training facilities. Marucci is headquartered in Baton Rouge, Louisiana.
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
Foam Fabricators - Founded in 1957 and headquartered in Scottsdale, Arizona, Foam Fabricators is a designer and manufacturer of custom molded protective foam solutions and original equipment manufacturer (OEM) components made from expanded polystyrene (EPS) and expanded polypropylene (EPP). Foam Fabricators operates 14 molding and fabricating facilities across North America and provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building products and others. In July 2020, Foam Fabricators acquired the assets of Polyfoam, a Massachusetts-based manufacturer of protective and temperature-sensitive packaging solutions for the medical, pharmaceutical, grocery and food industries, among others.

Sterno - Sterno, headquartered in Corona, California, is the parent company of Sterno LLC ("Sterno Products"), Sterno Home Inc. ("Sterno Home"), and Rimports Inc. ("Rimports"). Sterno is a leading manufacturer and marketer of portable food warming fuels for the hospitality and consumer markets, flameless candles and house and garden lighting for the home decor market, and wickless candle products used for home decor and fragrance systems. Sterno offers a broad range of wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through Sterno Products, flameless candles and outdoor lighting products through Sterno Home, and scented wax cubes and warmer products used for home decor and fragrance systems through Rimports.
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
Impact of COVID-19 on Our Operations, Financial Condition, Liquidity and Results of Operations
In March 2020, the World Health Organization categorized COVID-19 as a pandemic. The COVID-19 pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, business curtailments, particularly retail operations and non-essential businesses, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19. We continue to closely monitor the impact of the outbreak of COVID-19 on all aspects of our business, including how it is impacting our customers, employees, supply chains, and distribution networks. We experienced and expect to continue to experience reductions in customer demand in several of our end-markets. We expect that the government measures taken to address the spread of the virus, the reduced operational status of some of our suppliers, the reductions in production at certain facilities, and the decrease in foot traffic at many brick and mortar retail businesses will continue to impact our operations for the remainder of 2020. The health of our team and various stakeholders is our highest priority, and we have taken multiple steps to provide support and a safe work environment.
Due to the unprecedented uncertainty as a result of the COVID-19 pandemic, in April CGM agreed to waive 50% of the second quarter management fee calculated at June 30, 2020 that was paid in July 2020. We continue to work with management at each of our businesses to reduce our controllable costs, including short-term actions to reduce labor costs, eliminating non-essential travel and reducing discretionary spending. Additionally, our businesses are proactively managing working capital and we have reduced our capital spending plan for the year, without deferring many key strategic ongoing initiatives.

2020 Outlook in Consideration of the COVID-19 Pandemic
For the remainder of 2020, the Company anticipates that COVID-19 will continue to have a negative impact on its results of operations, including a decrease in operating income, net income from continuing operations and Adjusted EBITDA as compared to the prior year. For example, the Company expects the Sterno Products division of Sterno to be negatively impacted by the pandemic due to that division's reliance on the food service industry. In addition, the Company expects Arnold Magnetics to be negatively impacted by the pandemic due to its reliance on the declining aerospace markets. As a result of the decline in operating income, net income from continuing operations and Adjusted EBITDA, the Company expects to have lower free cash flow for the full year compared to the prior year.
During 2019, the Company received an aggregate total of $771.6 million in net cash proceeds as a result of the divestitures of Manitoba Harvest and Clean Earth, as well as $111.0 million from the issuance and sale of Series C Preferred Shares. In May 2020, the Company completed a share offering of five million Trust common shares resulting in net proceeds of $83.9 million and issued an additional $200 million in our 8% Senior Notes. The Company believes that it currently has adequate liquidity and capital resources to meet its existing obligations, and quarterly distributions to its shareholders, as, and if, approved by the Board of Directors, over the next twelve months. However, if the Company’s operations are impacted more than expected during the third and fourth quarter of 2020 as a result of continued declining COVID-19-related economic conditions and the potential for an extended economic recession, the Company’s results of operations could be impacted more dramatically than currently anticipated and as a result, the Company’s liquidity and capital resources could be even more constrained than expected.

See Part II, Item 1A. "Risk Factors" for additional information.
Recent Events
Sale of Trust Common Shares
In May 2020, the Company completed an offering of 5,000,000 Trust common shares at a public offering price of $17.60 per share. The net proceeds to the Company, after deducting the underwriter's discount and offering costs, totaled approximately $83.9 million.
Issuance of Senior Notes
On May 7, 2020, the Company consummated the issuance and sale of $200 million aggregate principal amount of its 8.000% Senior Notes due 2026 (the "Additional Notes"). The proceeds from the Additional Notes were used to pay down the amount outstanding on the Company's 2018 Revolving Credit Facility.
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
Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the three and six months ended June 30, 2020 and June 30, 2019, and components of the results of operations as well as those components presented as a percent of net revenues, for each of our businesses on a stand-alone basis. For the acquisition of Marucci in April 2020, the pro forma results of operations for the Marucci business segment have been prepared as if we purchased that business on January 1, 2019. Where appropriate, relevant pro forma adjustments are reflected as part of the historical operating results of Marucci. We believe this is the most meaningful comparison for the operating results of acquired business segments. The consolidated results of operations reflect the operating results of Marucci from the date of acquisition.
In the first quarter of 2020, we began to see the impacts of COVID-19 on certain of our businesses, markets and operations, particularly those that were most affected by governmental “stay-at home” orders which led to reduced consumer traffic and either a closure of stores by some retailers or a focus on items that were deemed essential. We expected that the impact of COVID-19 and steps taken by governments to limit the spread of the virus would have a negative impact on our operations in the second quarter; April and May saw a slowdown in revenue at several of our businesses, however, we experienced a rebound in June as localities began lifting restrictions. While some of our businesses experienced downward revenue pressure as a result of the abrupt halt to large segments of the economy, our businesses are strategically diverse. Whereas some of our niche industrial businesses were more adversely impacted, certain of our consumer businesses continued to experience solid demand during the second quarter.
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
Results of Operations - Consolidated
The following table sets forth our unaudited results of operations for the three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net revenues	$333,627	$336,084	$667,076	$674,941
Cost of revenues	216,224	213,521	430,185	432,823
Gross profit	117,403	122,563	236,891	242,118
Selling, general and administrative expense	84,014	80,312	167,814	161,709
Fees to manager	5,157	8,521	13,777	19,478
Amortization of intangibles	14,779	13,522	28,284	27,112
Operating income	13,453	20,208	27,016	33,819
Interest expense	(11,174)	(18,445)	(19,771)	(36,899)
Amortization of debt issuance costs	(610)	(928)	(1,135)	(1,855)
Other income (expense)	(2,386)	(90)	(1,725)	(5,824)
Income (loss) from continuing operations before income taxes	(717)	745	4,385	(10,759)
Provision for income taxes	6,649	4,551	6,871	5,975
Loss from continuing operations	$(7,366)	$(3,806)	$(2,486)	$(16,734)

Three months ended June 30, 2020 compared to three months ended June 30, 2019
Net revenues
On a consolidated basis, net revenues for the three months ended June 30, 2020 decreased by approximately $2.5 million, or 0.7%, compared to the corresponding period in 2019.  During the three months ended June 30, 2020 compared to 2019, we saw increases in net sales at Liberty ($3.8 million increase), Velocity Outdoor ($17.6 million increase), and ACI ($0.5 million increase), while our other businesses saw a decrease in net sales resulting from the effects of the COVID-19 pandemic, notably Arnold ($5.2 million decrease), Foam Fabricators ($7.2 million decrease) and Sterno ($9.1 million decrease). Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $2.7 million during the three months ended June 30, 2020 compared to the corresponding period in 2019. Gross profit as a percentage of net revenues was approximately 35.2% in the three months ended June 30, 2020 compared to 36.5% in the three months ended June 30, 2019. We recognized $3.0 million in expense related to the amortization of the inventory step-up resulting from our purchase price allocation of Marucci Sports during the quarter. Excluding the effect of the Marucci adjustment, gross profit as a percentage of net revenues was 35.7%. The decrease in gross profit as a percentage of net sales in the quarter ended June 30, 2020 as compared to the quarter ended June 30, 2019 primarily related to our niche industrial businesses, which have higher fixed costs because these businesses manufacturer their products. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $3.7 million during the three months ended June 30, 2020, compared to the corresponding period in 2019. Selling, general and administrative expense during the quarter includes expenses related to our acquisition of Marucci Sports during the current quarter. We incurred $2.0 million in acquisition related expenses and Marucci incurred approximately $4.0 million in selling, general and administrative expense during the period from acquisition through June 30, 2020. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense was $3.6 million in the second quarter of 2020 and $3.1 million in the second quarter of 2019. Corporate level expense in the second quarter included $0.7 million in unsuccessful acquisition costs.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended June 30, 2020, we incurred approximately $5.2 million in management fees as compared to $8.5 million in fees in the three months ended June 30, 2019. As a result of an expected decline in earnings and cash flows in the second quarter of 2020, CGM agreed to waive 50% of the management fee calculated at June 30, 2020 that was paid in July 2020.
Amortization expense
Amortization expense for the three months ended June 30, 2020 increased $1.3 million as compared to the three months ended June 30, 2019 as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the preliminary purchase price allocation for Marucci.

Interest expense
We recorded interest expense totaling $11.2 million for the three months ended June 30, 2020 compared to $18.4 million for the comparable period in 2019, a decrease of $7.3 million. The decrease in interest expense for the quarter reflects the repayment of our 2018 Term Loan during 2019 using a portion of the proceeds from the sale of Clean Earth and proceeds from the issuance of preferred shares. This was partially offset by an increase in interest expense during the current quarter related to our issuance of an additional $200 million in our 8.000% Senior Notes.
Other income (expense)
For the quarter ended June 30, 2020, we recorded $2.4 million in other expense as compared to $0.1 million in other expense in the quarter ended June 30, 2019, an increase in expense of $2.3 million. Other income (expense) primarily reflects the movement in foreign currency at our businesses with international operations, and gains or (losses) realized on the sale of property, plant and equipment.
Income taxes
We had an income tax provision of $6.6 million from continuing operations during the three months ended June 30, 2020 compared to an income tax provision of $4.6 million from continuing operations during the same period in 2019. While our income from continuing operations before taxes for the quarter ended June 30, 2020 decreased by approximately $1.5 million as compared to the prior year quarter ended June 30, 2019, our tax provision increased $2.1 million as the tax provision reflects an annual effective tax rate at our subsidiaries, the effect of state and local taxes and the related allocation of income, and the losses at our parent company, which is taxed as a partnership.

Six months ended June 30, 2020 compared to six months ended June 30, 2019
Net revenues
On a consolidated basis, net revenues for the six months ended June 30, 2020 decreased by approximately $7.9 million, or 1.2%, compared to the corresponding period in 2019.  During the six months ended June 30, 2020 compared to 2019, we saw increases in net sales at 5.11 ($2.5 million increase), Liberty ($6.6 million increase), and Velocity ($16.9 million increase), while our other businesses saw a decrease in net sales resulting from the effects of the COVID-19 pandemic, notably Arnold ($5.7 million decrease), Foam Fabricators ($9.5 million decrease) and Sterno ($17.3 million decrease). Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues decreased approximately $2.6 million during the six months ended June 30, 2020 compared to the corresponding period in 2019. Gross profit as a percentage of net revenues was approximately 35.5% in the six months ended June 30, 2020 compared to 35.9% in the six months ended June 30, 2019. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $6.1 million during the six months ended June 30, 2020, compared to the corresponding period in 2019. The increase in selling, general and administrative expense primarily relates to our acquisition of Marucci Sports during the current quarter. We incurred $2.0 million in acquisition related expenses and Marucci incurred approximately $4.0 million in selling, general and administrative expense during the period from acquisition through June 30, 2020. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense was $6.9 million in the first half of 2020 and $6.4 million in the first half of 2019.

Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the six months ended June 30, 2020, we incurred approximately $13.8 million in management fees as compared to $19.5 million in fees in the six months ended June 30, 2019. The decrease was attributable to the sale of Clean Earth in the second quarter of 2019. Concurrent with the June 2019 sale of Clean Earth, CGM agreed to waive the management fee on cash balances held at the Company, commencing with the quarter ended June 30, 2019 and continuing until the quarter during which the Company next borrowed under the 2018 Revolving Credit Facility. In March 2020, as a proactive measure to provide the Company with additional cash liquidity in light of the COVID-19 pandemic, the Company elected to draw down $200 million on our 2018 Revolving Credit Facility. The Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the Company as of March 31, 2020. Additionally, as a result of an expected decline in earnings and cash flows in the second quarter of 2020, CGM agreed to waive 50% of the management fee calculated at June 30, 2020 that was paid in July 2020.
Amortization expense
Amortization expense for the six months ended June 30, 2020 increased $1.2 million as compared to the six months ended June 30, 2019 as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the preliminary purchase price allocation for Marucci.
Interest expense
We recorded interest expense totaling $19.8 million for the six months ended June 30, 2020 compared to $36.9 million for the comparable period in 2019, a decrease of $17.1 million. The decrease in interest expense for the six months ended June 30, 2020 reflects the repayment of our 2018 Term Loan during 2019 using a portion of the proceeds from the sale of Clean Earth and proceeds from the issuance of preferred shares, partially offset by an increase in interest expense during the current quarter related to our issuance of an additional $200 million in our 8.000% Senior Notes.
Other income (expense)
For the six months ended June 30, 2020, we recorded $1.7 million in other income as compared to $5.8 million in other expense in the six months ended June 30, 2019, an increase in income of $4.1 million. Other income (expense) primarily reflects the movement in foreign currency at our businesses with international operations. The prior year also includes a $5.3 million loss on the sale of the Tilray Common Stock we received related to the sale of Manitoba Harvest.
Income taxes
We had an income tax provision of $6.9 million from continuing operations during the six months ended June 30, 2020 compared to an income tax provision of $6.0 million from continuing operations during the same period in 2019. While our income from continuing operations before taxes for the six months ended June 30, 2020 increased by approximately $15.1 million as compared to the six months ended June 30, 2019, our tax provision increased $0.9 million as the tax provision reflects an annual effective tax rate at our subsidiaries, the effect of state and local taxes and the related allocation of income, and the losses at our parent company, which is taxed as a partnership. Our effective tax rate for the six months ended June 30, 2020 was 156.7% as compared to and effective tax rate of (55.5)% for the six months ended June 30, 2019.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act includes many measures to assist companies, including temporary changes to income and non-income-based tax laws, some of which were enacted under the Tax Cuts and Jobs Act (TCJA) in 2017. Some of the key income tax related provisions of the CARES Act were allowing net operating losses ("NOLs") arising in 2018, 2019 or 2020 to be carried back five years, suspending the 80% taxable income limit until 2021, and increasing the taxable income threshold for the limit on the interest deduction from 30% to 50% for tax years beginning in 2019 and 2020 and allowing taxpayers to use 2019 taxable income to calculate the 2020 limit. While several of our subsidiaries were able to take advantage of the income tax related provisions during the first quarter of 2020, the CARES Act did not have a material impact on our consolidated financial statements. We continue to monitor any effects that may result from the CARES Act.

Results of Operations - Business Segments
Branded Consumer Businesses
5.11

	Three months ended				Six months ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
Net sales	$87,635	100.0%	$92,836	100.0%	$183,416	100.0%	$180,925	100.0%
Gross profit	$44,321	50.6%	$45,475	49.0%	$91,578	49.9%	$88,420	48.9%
SG&A	$37,182	42.4%	$37,965	40.9%	$77,417	42.2%	$76,136	42.1%
Operating income	$4,702	5.4%	$5,073	5.5%	$9,288	5.1%	$7,411	4.1%
Three months ended June 30, 2020 compared to three months ended June 30, 2019
Net sales
Net sales for the three months ended June 30, 2020 were $87.6 million as compared to net sales of $92.8 million for the three months ended June 30, 2019, a decrease of $5.2 million, or 5.6%. This decrease is due primarily to the effects of the COVID-19 pandemic on store traffic in both our wholesale channels as well as our own retail stores, partially offset by an increase in e-commerce sales during the quarter.
Gross profit
Gross profit as a percentage of net sales was 50.6% in the three months ended June 30, 2020 as compared to 49.0% for the three months ended June 30, 2019. Growth in gross profit was driven by channel mix as direct to consumer sales, which realize higher gross profit than wholesale sales, grew versus the prior period. The growth in gross profit for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was partially offset by additional inventory reserves and duty drawback accrual (increase in cost of goods sold) for audited duty drawback claims.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2020 was $37.2 million, or 42.4% of net sales compared to $38.0 million, or 40.9% of net sales for the comparable period in 2019. The decrease in selling, general and administrative expense was driven by management’s decision to reduce variable expenses, including travel and entertainment, sales and marketing as well as the furloughing of retail store employees as a response to decreased sales from the effects of the COVID-19 pandemic.
Income from operations
Income from operations for the three months ended June 30, 2020 was $4.7 million, a decrease of $0.4 million when compared to income from operations of $5.1 million for the same period in 2019, based on the factors described above.
Six months ended June 30, 2020 compared to six months ended June 30, 2019
Net sales
Net sales for the six months ended June 30, 2020 were $183.4 million as compared to net sales of $180.9 million for the six months ended June 30, 2019, an increase of $2.5 million, or 1.4%. This increase is due primarily to e-commerce sales growth of $11.3 million, offset by the effect of COVID-19 pandemic on store traffic in both our wholesale channel and our own retail stores.
Gross profit
Gross profit as a percentage of net sales was 49.9% in the six months ended June 30, 2020 as compared to 48.9% for the six months ended June 30, 2019. Growth in gross margin was driven by channel mix as direct to consumer sales, which realize a higher gross margin than wholesale sales, grew versus the prior period. The growth in gross profit for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was partially offset by additional inventory reserves and duty drawback accrual (increase in cost of goods sold) for audited duty drawback claims.

Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2020 was $77.4 million, or 42.2% of net sales compared to $76.1 million, or 42.1% of net sales for the comparable period in 2019. The increase in selling, general and administrative expense for the six months ended June 30, 2020 as compared to the prior year comparable period was driven by the costs associated with additional retail stores (sixty-eight open in 2020 versus forty-nine open in 2019 during the comparable period), as well as additional sales and marketing spend to drive digital sales.
Income from operations
Income from operations for the six months ended June 30, 2020 was $9.3 million, an increase of $1.9 million when compared to income from operations of $7.4 million for the same period in 2019, based on the factors described above.

Ergobaby

	Three months ended				Six months ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
Net sales	$20,044	100.0%	$22,971	100.0%	$39,693	100.0%	$45,423	100.0%
Gross profit	$13,176	65.7%	$14,573	63.4%	$25,942	65.4%	$28,791	63.4%
SG&A	$9,194	45.9%	$9,827	42.8%	$18,450	46.5%	$18,959	41.7%
Operating income	$2,026	10.1%	$2,795	12.2%	$3,580	9.0%	$5,931	13.1%
Three months ended June 30, 2020 compared to three months ended June 30, 2019
Net sales
Net sales for the three months ended June 30, 2020 were $20.0 million, a decrease of $2.9 million, or 12.7%, compared to the same period in 2019. During the three months ended June 30, 2020, international sales were approximately $12.9 million, representing a decrease of $3.1 million over the corresponding period in 2019, primarily as a result of timing of sales volume at Ergobaby's Asia-Pacific and EMEA distributors and decreased sales at key European accounts. Domestic sales were $7.1 million in the second quarter of 2020, reflecting an increase of $0.2 million compared to the corresponding period in 2019. The increase in domestic sales was driven by an increase in e-commerce sales during the quarter, partially offset by the shutdown of many of our retail and specialty account customers' stores as a result of COVID-19.
Gross profit
Gross profit as a percentage of net sales was 65.7% for the quarter ended June 30, 2020, as compared to 63.4% for the three months ended June 30, 2019. The increase in gross profit as a percentage of sales was due to the mix of products sold, reduced freight costs and the mix of sales channels.
Selling, general and administrative expense
Selling, general and administrative expense decreased $0.6 million quarter over quarter, with expense of $9.2 million, or 45.9% of net sales for the three months ended June 30, 2020 as compared to $9.8 million or 42.8% of net sales for the same period of 2019. The increase in selling, general and administrative expense as a percentage of net sales in the three months ended June 30, 2020 as compared to the comparable period in the prior year is due to the timing of distributor sales as well as non-recurring severance expense.
Income from operations
Income from operations for the three months ended June 30, 2020 decreased $0.8 million, compared to the same period of 2019, based on the factors noted above.
Six months ended June 30, 2020 compared to six months ended June 30, 2019
Net sales
Net sales for the six months ended June 30, 2020 were $39.7 million, a decrease of $5.7 million, or 12.6%, compared to the same period in 2019. During the six months ended June 30, 2020, international sales were approximately $26.3 million, representing a decrease of $4.9 million over the corresponding period in 2019, primarily as a result of timing of sales volume at Ergobaby's Asia-Pacific and EMEA distributors and decreased sales at key European accounts. Domestic sales were $13.4 million in the first six months of 2020, reflecting a decrease of $0.9 million compared to the corresponding period in 2019. The decrease in domestic sales was driven by the Tula brand, primarily in the specialty account channel.
Gross profit
Gross profit as a percentage of net sales was 65.4% for the six months ended June 30, 2020, as compared to 63.4% for the six months ended June 30, 2019. The increase in gross profit as a percentage of sales was due to the mix of products sold, reduced freight costs and the mix of sales channels during the six months ended June 30, 2020.
Selling, general and administrative expense
Selling, general and administrative expense decreased $0.5 million in the first six months of 2020 as compared to the first six months of 2019, with expense of $18.5 million, or 46.5% of net sales for the six months ended June 30, 2020 as compared to $19.0 million or 41.7% of net sales for the same period of 2019. The decrease in selling, general and administrative expense in the six months ended June 30, 2020 as compared to the comparable period in the prior year is a result of decreases in selling expenses and a reduction in variable expenses in response to the COVID-19 pandemic.
Income from operations
Income from operations for the six months ended June 30, 2020 decreased $2.4 million, compared to the same period of 2019, based on the factors noted above.

Liberty Safe

	Three months ended				Six months ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
Net sales	$24,453	100.0%	$20,633	100.0%	49,413	100.0%	42,837	100.0%
Gross profit	$6,340	25.9%	$4,649	22.5%	12,947	26.2%	9,070	21.2%
SG&A	$2,815	11.5%	$2,847	13.8%	6,152	12.5%	5,710	13.3%
Operating income	$3,400	13.9%	$1,671	8.1%	6,545	13.2%	3,086	7.2%
Three months ended June 30, 2020 compared to three months ended June 30, 2019
Net sales
Net sales for the quarter ended June 30, 2020 increased approximately $3.8 million, or 18.5%, to $24.5 million, compared to the corresponding quarter ended June 30, 2019. Non-Dealer sales were approximately $11.4 million in the three months ended June 30, 2020 as compared to $8.2 million in the quarter ended June 30, 2019. The increase in Non-Dealer sales of $3.2 million or 39.0% is attributable to the addition of a new customer in the Farm and Fleet channel as well as increased sales at sporting goods retailers as compared to the second quarter of 2019. Dealer sales totaled approximately $13.1 million in the three months ended June 30, 2020 compared to $12.5 million in the same period in 2019, representing an increase of $0.6 million or 4.8%.
Gross profit
Gross profit as a percentage of net sales totaled approximately 25.9% and 22.5% for the quarters ended June 30, 2020 and June 30, 2019, respectively. The increase in gross profit as a percentage of net sales during the three months ended June 30, 2020 compared to the same period in 2019 is primarily attributable to favorable manufacturing variances as a result of increased production volume, and a decrease in material costs in the second quarter of 2020 as compared to the second quarter of 2019 when domestic steel prices were trending higher as a result of steel tariffs.
Selling, general and administrative expense
Selling, general and administrative expense was $2.8 million for both the three months ended June 30, 2020 and the three months ended June 30, 2019. Selling, general and administrative expense represented 11.5% of net sales in the three months ended June 30, 2020 and 13.8% of net sales for the same period of 2019.

Income from operations
Income from operations increased during the three months ended June 30, 2020 to $3.4 million, as compared to $1.7 million in the corresponding period in 2019. This increase was a result of the factors noted above.
Six months ended June 30, 2020 compared to six months ended June 30, 2019
Net sales
Net sales for the six months ended June 30, 2020 increased approximately $6.6 million, or 15.4%, to $49.4 million, compared to the six months ended June 30, 2019. Non-Dealer sales were approximately $21.3 million in the six months ended June 30, 2020 as compared to $15.8 million in the six months ended June 30, 2019. The increase in Non-Dealer sales of $5.5 million or 34.8% is attributable to a new customer in the Farm and Fleet channel as well as increased sales at sporting goods retailers during the first half of 2020, despite the shutdown of retail stores resulting from stay at home orders issued by local governments. Dealer sales totaled approximately $28.1 million in the six months ended June 30, 2020 compared to $27.0 million in the same period in 2019, representing an increase of $1.1 million or 4.1%.
Gross profit
Gross profit as a percentage of net sales totaled approximately 26.2% and 21.2% for the six months ended June 30, 2020 and June 30, 2019, respectively. The increase in gross profit as a percentage of net sales during the six months ended June 30, 2020 compared to the same period in 2019 is primarily attributable to favorable manufacturing variances as a result of increased production volume, and a decrease in material costs in the first half of 2020 as compared to the first half of 2019 when domestic steel prices were trending higher as a result of steel tariffs.
Selling, general and administrative expense
Selling, general and administrative expense was $6.2 million for the six months ended June 30, 2020 compared to $5.7 million for the six months ended June 30, 2019. The increase in selling, general and administrative expense during the first six months of 2020 is primarily from increased advertising expenses. Selling, general and administrative expense represented 12.5% of net sales in the six months ended June 30, 2020 and 13.3% of net sales for the six months ended June 30, 2019.
Income from operations
Income from operations increased during the six months ended June 30, 2020 to $6.5 million, as compared to $3.1 million in the corresponding period in 2019. This increase was a result of the factors noted above.

Marucci Sports
In the following results of operations, we provide comparative pro forma results of operations for Marucci for the three and six months ended June 30, 2020 and 2019 as if we had acquired the business on January 1, 2019. The results of operations that follows include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. The operating results for Marucci have been included in the consolidated results of operation from the date of acquisition through June 30, 2020.

	Three months ended				Six months ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
	Pro forma		Pro forma		Pro forma		Pro forma
Net sales	$5,521	100.0%	$13,675	100.0%	27,756	100.0%	35,041	126.2%
Gross profit	$(207)	(3.7)%	$7,089	51.8%	12,151	43.8%	18,184	51.9%
SG&A	$8,004	145.0%	$6,904	50.5%	15,991	57.6%	14,771	42.2%
Amortization expense	$1,656	30.0%	$1,654	12.1%	3,310	11.9%	3,308	9.4%
Operating loss	$(9,992)	(181.0)%	$(1,594)	(11.7)%	(7,400)	(26.7)%	(145)	(0.4)%
Pro forma results of operations include the following pro form adjustments as if we had acquired Marucci January 1, 2019:

•
Depreciation expense associated with the increase in depreciable lives of capital assets of $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2020, and $0.3 million and $0.5 million, respectively, for the three and six months ended June 30, 2019.

•
Amortization expense associated with the intangible assets recorded in connection with the purchase price allocation for Marucci of $0.4 million and $0.8 million, respectively, for the three and six months ended June 30, 2020, and $1.6 million and $3.1 million, respectively, for the three and six months ended June 30, 2019.

•	Management fees that would have been payable to the Manager during each period.
Pro forma three months ended June 30, 2020 compared to pro forma three months ended June 30, 2019
Net sales
Net sales for the three months ended June 30, 2020 were $5.5 million, a decrease of $8.2 million as compared to net sales of $13.7 million for the three months ended June 30, 2019. During this period, Marucci was affected by the economic slowdown resulting from the COVID-19 pandemic with baseball and softball seasons postponed throughout much of the United States. Marucci’s “brick and mortar” retail partners were forced to close as a result of the pandemic and therefore Marucci did not receive fill-in orders during this period. As a result, sales of aluminum and wood bats were significantly less during this period when compared to the prior year period. Additionally, Major League Baseball postponed their season eliminating the need for wood bats to be purchased for the professional season. During June 2020, Marucci began to see demand pick up as the baseball and softball seasons began.
Gross profit
Gross profit for the quarter ended June 30, 2020 decreased $7.3 million as compared to the three months ended June 30, 2019. The cost of sales for the three months ended June 30, 2020 includes $3.0 million related to the amortization of the inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the inventory step-up, the gross profit as a percentage of net sales for the three months ended June 30, 2020 was 50.6%, as compared to gross profit as a percentage of sales of 51.8% for the three months ended June 30, 2019.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2020 was $8.0 million, or 145.0% of net sales compared to $6.9 million, or 50.5% of net sales for the three months ended June 30, 2019. Selling, general and administrative expense for the three months ended June 30, 2020 includes $2.0 million in acquisition related costs that were expensed at the close of the Marucci acquisition. After excluding the effect of the acquisition costs, selling, general and administrative expense for the three months ended June 30, 2020 was $6.0 million, a decrease of $0.9 million as compared to the three months ended June 30, 2019. The decrease in selling, general and administrative expense was due to a reduction in Marucci’s expenses that correlate to sales including credit card expenses, royalties, commissions, business development fees, and other variable expenses. Additionally, Marucci reduced its salary expense through terminations, furloughs and pay reductions in order to minimize losses during the period.
Loss from operations
Loss from operations for the three months ended June 30, 2020 was $10.0 million, an increase of $8.4 million when compared to loss from operations of $1.6 million for the same period in 2019, primarily as a result of the factors noted above.
Pro forma six months ended June 30, 2020 compared to pro forma six months ended June 30, 2019
Net sales
Net sales for the six months ended June 30, 2020 were $27.8 million, a decrease of $7.3 million as compared to net sales of $35.0 million for the six months ended June 30, 2019. During this period, Marucci was affected by the economic slowdown resulting from the COVID-19 pandemic with baseball and softball seasons postponed throughout much of the United States. Marucci's “brick and mortar” retail partners were forced to close as a result of the pandemic thus Marucci did not receive fill-in orders during this period. As a result, sales of aluminum and wood bats were significantly less during this period when compared to the same period last year. Additionally, Major League Baseball postponed their season eliminating the need for wood bats to be purchased for the professional season. During June 2020, Marucci began to see demand pickup as the baseball and softball seasons began.
Gross profit
Gross profit for the six months ended June 30, 2020 decreased $6.0 million as compared to the six months ended June 30, 2019. Gross profit as a percentage of sales was 43.8% for the six months ended June 30, 2020 as compared to 51.9% for the six months ended June 30, 2019. The cost of sales for the six months ended June 30, 2020 includes $3.0 million related to the amortization of inventory step-up resulting from the acquisition purchase price allocation.

Excluding the effect of the inventory step-up, the gross profit as a percentage of net sales for the six months ended June 30, 2020 was 54.6%.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2020 was $16.0 million, or 57.6% of net sales compared to $14.8 million, or 42.2% of net sales for the six months ended June 30, 2019. Selling, general and administrative expense for the six months ended June 30, 2020 includes $2.0 million in acquisition related costs that were expensed at the close of the Marucci acquisition. Excluding the effect of the acquisition costs, selling, general and administrative expense for the six months ended June 30, 2020 was $14.0 million, a decrease of $0.8 million as compared to the six months ended June 30, 2019 as a result of a reduction in Marucci’s expenses that correlate to sales including credit card expenses, royalties, commissions, business development fees, and other variable expenses. Additionally, Marucci reduced its salary expense through terminations, furloughs and pay reductions in order to minimize losses during the period.
Loss from operations
Loss from operations for the six months ended June 30, 2020 was $7.4 million, an increase of $7.3 million when compared to loss from operations of $0.1 million for the same period in 2019, primarily as a result of the factors noted above.

Velocity Outdoor

	Three months ended				Six months ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
Net sales	$47,221	100.0%	$29,611	100.0%	$77,611	100.0%	$60,748	100.0%
Gross profit	$12,810	27.1%	$7,531	25.4%	$20,753	26.7%	$16,818	27.7%
SG&A	$6,404	13.6%	$5,201	17.6%	$13,103	16.9%	$11,744	19.3%
Operating income (loss)	$3,998	8.5%	$(74)	(0.2)%	$2,834	3.7%	$267	0.4%
Three months ended June 30, 2020 compared to three months ended June 30, 2019
Net sales
Net sales for the three months ended June 30, 2020 were $47.2 million, an increase of $17.6 million or 59.5%, compared to the same period in 2019. The increase in net sales for the three months ended June 30, 2020 is primarily due to significant increase in consumer demand for our Crosman products along with new crossbows being launched by our Ravin product line.
Gross profit
Gross profit for the quarter ended June 30, 2020 increased $5.3 million as compared to the quarter ended June 30, 2019. Gross profit as a percentage of net sales was 27.1% for the three months ended June 30, 2020 as compared to 25.4% in the three months ended June 30, 2019. The increase in gross profit as a percentage of net sales was primarily attributable to favorable sales product mix of airguns, archery equipment and consumables.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2020 was $6.4 million, or 13.6% of net sales compared to $5.2 million, or 17.6% of net sales for the three months ended June 30, 2019. The increase in selling, general and administrative expense for the three months ended June 30, 2020 is primarily related to volume driven expenses that correlate to the increase in sales, as well as additional investments in marketing.
Income (loss) from operations
Income from operations for the three months ended June 30, 2020 was $4.0 million, an increase of $4.1 million when compared to loss from operations of $0.1 million for the same period in 2019, primarily as a result of the factors noted above.

Six months ended June 30, 2020 compared to six months ended June 30, 2019
Net sales
Net sales for the six months ended June 30, 2020 were $77.6 million, an increase of $16.9 million or 27.8%, compared to the same period in 2019. The increase in net sales for the six months ended June 30, 2020 is primarily due to a significant increase in customer demand that we experienced in the second quarter, as well as the introduction of several new products during the first half of 2020.
Gross profit
Gross profit for the six months ended June 30, 2020 increased $3.9 million as compared to the six months ended June 30, 2019. Gross profit as a percentage of net sales was 26.7% for the six months ended June 30, 2020 as compared to 27.7% in the six months ended June 30, 2019. The decrease in gross profit as a percentage of net sales was primarily attributable to product mix, with higher sales of Crosman products, which have lower margins than the Ravin product line, in the current year.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2020 was $13.1 million, or 16.9% of net sales compared to $11.7 million, or 19.3% of net sales for the six months ended June 30, 2019. The increase in selling, general and administrative expense for the six months ended June 30, 2020 is primarily related to volume driven expenses that correlate to the increase in sales, as well as additional investments in marketing.
Income from operations
Income from operations for the six months ended June 30, 2020 was $2.8 million, an increase of $2.6 million when compared to income from operations of $0.3 million for the same period in 2019, primarily as a result of the factors noted above.

Niche Industrial Businesses
Advanced Circuits

	Three months ended				Six months ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
Net sales	$22,956	100.0%	$22,439	100.0%	44,652	100.0%	45,508	100.0%
Gross profit	$10,371	45.2%	$10,461	46.6%	20,108	45.0%	21,065	46.3%
SG&A	$3,847	16.8%	$3,761	16.8%	7,637	17.1%	7,528	16.5%
Operating income	$6,329	27.6%	$6,484	28.9%	12,067	27.0%	12,965	28.5%
Three months ended June 30, 2020 compared to three months ended June 30, 2019
Net sales
Net sales for the three months ended June 30, 2020 were $23.0 million, an increase of approximately $0.5 million or 2.3% compared to the three months ended June 30, 2019. The increase in net sales in the quarter ended June 30, 2020 as compared to the quarter ended June 30, 2019 was primarily attributable to increased sales in Long-Lead Time PCBs of approximately $0.5 million, Subcontract of approximately $0.2 million, Quick-Turn Production of approximately $0.1 million and decreased promotional allowances of approximately $0.3 million. These sales increases and decreased promotional allowances were partially offset by decreases in Assembly of approximately $0.4 million and Quick-Turn Small-Run of approximately $0.2 million.
Gross profit
Gross profit as a percentage of net sales decreased 140 basis points during the three months ended June 30, 2020 compared to the corresponding period in 2019 (45.2% at June 30, 2020 compared to 46.6% at June 30, 2019) primarily as a result of sales mix.
Selling, general and administrative expense
Selling, general and administrative expense was approximately $3.8 million in both the three months ended June 30,

2020 and the three months ended June 30, 2019. Selling, general and administrative expense represented 16.8% of net sales for the three months ended June 30, 2020 and 16.8% of net sales in the corresponding period in 2019.
Income from operations
Income from operations for the three months ended June 30, 2020 was approximately $6.3 million compared to $6.5 million in the same period in 2019, a decrease of approximately $0.2 million, principally as a result of the factors described above.
Six months ended June 30, 2020 compared to six months ended June 30, 2019
Net sales
Net sales for the six months ended June 30, 2020 were $44.7 million, a decrease of approximately $0.9 million or 1.9% compared to the six months ended June 30, 2019. The decrease in net sales in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily attributable to decreased sales in Assembly of approximately $0.6 million, Quick-Turn Small-Run of approximately $0.4 million, Subcontract of approximately $0.4 million, and Long-Lead Time PCBs of approximately $0.3 million. These decreases were partially offset by decreases in promotional allowances of approximately $0.4 million and increases in Quick-Turn Production of approximately $0.4 million.
Gross profit
Gross profit as a percentage of net sales decreased 130 basis points during the six months ended June 30, 2020 compared to the corresponding period in 2019 (45.0% for the six months ended June 30, 2020 compared to 46.3% for the six months June 30, 2019) primarily as a result of sales mix.
Selling, general and administrative expense
Selling, general and administrative expense was approximately $7.6 million in the six months ended June 30, 2020 as compared to $7.5 million and the six months ended June 30, 2019. Selling, general and administrative expense represented 17.1% of net sales for the six months ended June 30, 2020 compared to 16.5% of net sales in the corresponding period in 2019.
Income from operations
Income from operations for the six months ended June 30, 2020 was approximately $12.1 million compared to $13.0 million in the same period in 2019, a decrease of approximately $0.9 million, principally as a result of the factors described above.

Arnold

	Three months ended				Six months ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
Net sales	$24,270	100.0%	$29,481	100.0%	53,828	100.0%	59,509	100.0%
Gross profit	$6,148	25.3%	$7,852	26.6%	14,062	26.1%	15,091	25.4%
SG&A	$3,770	15.5%	$4,690	15.9%	9,096	16.9%	9,487	15.9%
Operating income	$1,443	5.9%	$2,227	7.6%	3,096	5.8%	3,704	6.2%
Three months ended June 30, 2020 compared to three months ended June 30, 2019
Net sales
Net sales for the three months ended June 30, 2020 were approximately $24.3 million, a decrease of $5.2 million compared to the same period in 2019. International sales were $9.0 million in the three months ended June 30, 2020 and $11.8 million in the three months ended June 30, 2019. The decrease in net sales is primarily a result of softness in the commercial aerospace, oil and gas and advertising specialty markets caused by the global COVID-19 pandemic.
Gross profit
Gross profit for the three months ended June 30, 2020 was approximately $6.1 million compared to approximately $7.9 million in the same period of 2019. Gross profit as a percentage of net sales decreased to 25.3% for the quarter ended June 30, 2020 from 26.6% in the quarter ended June 30, 2019 principally due to the lower volume in the markets as noted above, partially offset by improved operating efficiencies.
Selling, general and administrative expense
Selling, general and administrative expense in the three month period ended June 30, 2020 was $3.8 million, a decrease in expense of approximately $0.9 million compared to $4.7 million for the three months ended June 30, 2019. Selling, general and administrative expense was 15.5% of net sales in the three months ended June 30, 2020 and 15.9% in the three months ended June 30, 2019. The decrease in selling, general and administrative expense as a percentage of net sales was due to lower staffing related costs and lower travel and meeting expense partially offset by increased legal expenses.
Income from operations
Income from operations for the three months ended June 30, 2020 was approximately $1.4 million, a decrease of $0.8 million when compared to the same period in 2019, as a result of the factors noted above.
Six months ended June 30, 2020 compared to six months ended June 30, 2019
Net sales
Net sales for the six months ended June 30, 2020 were approximately $53.8 million, a decrease of $5.7 million compared to the same period in 2019. International sales were $20.0 million in the six months ended June 30, 2020 and $24.0 million in the six months ended June 30, 2019. The decrease in net sales is primarily a result of softness in the commercial aerospace, oil and gas and advertising specialty markets caused by the global COVID-19 pandemic.
Gross profit
Gross profit for the six months ended June 30, 2020 was approximately $14.1 million compared to approximately $15.1 million in the same period of 2019. Gross profit as a percentage of net sales increased to 26.1% for the six months ended June 30, 2020 from 25.4% in the six months ended June 30, 2019 principally due to product mix and improvements in operating efficiencies.
Selling, general and administrative expense
Selling, general and administrative expense in the six month period ended June 30, 2020 was $9.1 million, a decrease in expense of approximately $0.4 million compared to $9.5 million for the six months ended June 30, 2019. The decrease in selling, general and administrative expense was due to lower staffing related costs and lower travel and meeting expense partially offset by increased bad debt reserves due to the adoption of the new credit loss accounting standard and increased legal expenses. Selling, general and administrative expense was 16.9% of net sales in the six months ended June 30, 2020 and 15.9% in the six months ended June 30, 2019.
Income from operations
Income from operations for the six months ended June 30, 2020 was approximately $3.1 million, a decrease of $0.6 million when compared to the same period in 2019, as a result of the factors noted above.

Foam Fabricators

	Three months ended				Six months ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
Net sales	$24,429	100.0%	$31,648	100.0%	$52,812	100.0%	$62,330	100.0%
Gross profit	$7,316	29.9%	$9,356	29.6%	$15,981	30.3%	$17,844	28.6%
SG&A	$2,223	9.1%	$2,746	8.7%	$5,130	9.7%	$5,482	8.8%
Operating income	$2,847	11.7%	$4,364	13.8%	$6,359	12.0%	$7,870	12.6%
Three months ended June 30, 2020 compared to three months ended June 30, 2019
Net sales
Net sales for the quarter ended June 30, 2020 were $24.4 million, a decrease of $7.2 million, or 22.8%, compared to the quarter ended June 30, 2019. The decrease in net sales during the quarter was due to a slow-down across our sales segments in April and May as a result of the effect of the COVID-19 pandemic on our customers' operations, offset by significant improvement in June in all sectors except appliance and automotive.
Gross profit
Gross profit as a percentage of net sales was 29.9% and 29.6% for the three months ended June 30, 2020 and 2019, respectively. The increase in gross profit as a percentage of net sales in the quarter ended June 30, 2020 was primarily due to the decreasing price of expanded polystyrene ("EPS") resin. A majority of Foam Fabricator's products are made with EPS resin, an oil and natural gas derived polymer with an added expansion agent, therefore raw material costs will fluctuate based on the price of oil and natural gas.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2020 was $2.2 million as compared to $2.7 million for the three months ended June 30, 2019, a decrease of $0.5 million. The decrease in selling, general and administrative expense in the second quarter of 2020 was primarily due to a reduction in performance-based compensation.
Income from operations
Income from operations was $2.8 million in the three months ended June 30, 2020, a decrease of $1.5 million as compared to the three months ended June 30, 2019, based on the factors noted above.
Six months ended June 30, 2020 compared to six months ended June 30, 2019
Net sales
Net sales for the six months ended June 30, 2020 were $52.8 million, a decrease of $9.5 million, or 15.3%, compared to the six months ended June 30, 2019. The decrease in net sales during the first half of 2020 was due to a continued slow-down in our appliance and automotive customer sectors, as well as a general slow-down across our other customer segments in April and May, as a result of the effect of the COVID-19 pandemic on our customers' operations. While most of our customer sectors saw improved performance in June, the appliance and automotive sectors continued to see a slow down in sales through the end of the quarter.
Gross profit
Gross profit as a percentage of net sales was 30.3% and 28.6% for the six months ended June 30, 2020 and 2019, respectively. The increase in gross profit as a percentage of net sales in the six months ended June 30, 2020 was primarily due to the decreasing price of expanded polystyrene ("EPS") resin. A majority of Foam Fabricator's products are made with EPS resin, an oil and natural gas derived polymer with an added expansion agent, therefore raw material costs will fluctuate based on the price of oil and natural gas.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2020 was $5.1 million as compared to $5.5 million for the six months ended June 30, 2019, a decrease of $0.4 million. Selling, general and administrative expense for the six months ended June 30, 2019 included $0.3 million in integration service fees paid to CGM. Excluding the effect of the integration service fee, the selling, general and administrative expense in the first half of 2020 decreased approximately $0.1 million, with decreases in spending partially offset by an increase in professional fees and costs incurred to upgrade its enterprise resource planning system.
Income from operations
Income from operations was $6.4 million in the six months ended June 30, 2020 as compared to $7.9 million in the six months ended June 30, 2019, a decrease of $1.5 million based on the factors noted above.

Sterno

	Three months ended				Six months ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
Net sales	$77,363	100.0%	$86,465	100.0%	160,395	100.0%	$177,661	100.0%
Gross profit	$17,196	22.2%	$22,665	26.2%	35,796	22.3%	$45,020	25.3%
SG&A	$8,855	11.4%	$10,162	11.8%	17,808	11.1%	$20,254	11.4%
Operating income	$3,963	5.1%	$8,113	9.4%	9,232	5.8%	$16,097	9.1%
Three months ended June 30, 2020 compared to three months ended June 30, 2019
Net sales
Net sales for the three months ended June 30, 2020 were approximately $77.4 million, a decrease of $9.1 million, or 10.5%, compared to the same period in 2019. The net sales variance reflects a decrease in sales at Sterno Products and Sterno Home as a result of the effect of COVID-19 on the food service and retail industries during the second quarter of 2020, partially offset by favorable sales volume at Rimports of wax and essential oils in the second quarter of 2020. We expect the food service and retail industries to continue to be negatively impacted for the remainder of 2020 by COVID-19.
Gross profit
Gross profit as a percentage of net sales decreased from 26.2% for the three months ended June 30, 2019 to 22.2% for the same period ended June 30, 2020. The decrease in gross profit in the second quarter of 2020 as compared to the second quarter of 2019 was attributable to product mix, with lower margin sales in the second quarter of 2020, higher freight and tariff costs.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2020 was approximately $8.9 million as compared to $10.2 million for the three months ended June 30, 2019, a decrease of $1.3 million, reflecting lower salaries, commissions, and various cost savings initiatives implemented to address the effects of decreased demand from COVID-19. Selling, general and administrative expense represented 11.4% of net sales for the three months ended June 30, 2020 and 11.8% for the three months ended June 30, 2019.
Income from operations
Income from operations for the three months ended June 30, 2020 was approximately $4.0 million, a decrease of $4.2 million compared to the three months ended June 30, 2019 based on the factors noted above.
Six months ended June 30, 2020 compared to six months ended June 30, 2019
Net sales
Net sales for the six months ended June 30, 2020 were approximately $160.4 million, a decrease of $17.3 million, or 9.7%, compared to the same period in 2019. The net sales variance reflects a decrease in sales at Sterno Products and Sterno Home as a result of the effect of COVID-19 on the food service and retail industries during the latter half of March and the second quarter of 2020, partially offset by favorable sales volume at Rimports of wax and essential oils in the first half of 2020. We expect the food service and retail industries to continue to be negatively impacted for the remainder of 2020 by COVID-19.
Gross profit
Gross profit as a percentage of net sales was 22.3% for the six months ended June 30, 2020 as compared to 25.3% for the six months ended June 30, 2019. The decrease in gross profit in the first half of 2020 as compared to the first half of 2019 was attributable to product mix, with lower margin sales in the first quarter of 2020, higher freight and tariff costs.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2020 was approximately $17.8 million as compared to $20.3 million for the six months ended June 30, 2019, a decrease of $2.4 million, reflecting lower salaries, commissions, and various cost savings initiatives implemented to address the effects of decreased demand from COVID-19. Selling, general and administrative expense represented 11.1% of net sales for the six months ended June 30, 2020 and 11.4% for the six months ended June 30, 2019.
Income from operations
Income from operations for the six months ended June 30, 2020 was approximately $9.2 million, a decrease of $6.9 million compared to the six months ended June 30, 2019 based on the factors noted above.

Liquidity and Capital Resources
Liquidity
At June 30, 2020, we had approximately $205.2 million of cash and cash equivalents on hand, an increase of $104.9 million as compared to the year ended December 31, 2019. In May 2020, we completed an offering of 5,000,000 Trust common shares for net proceeds, after deducting the underwriter's discount and offering costs, of approximately $83.9 million. Also in May 2020, we issued $200 million in additional Senior Notes. We used $200 million of the proceeds from the common share offering and issuance of additional Senior Notes to pay down the outstanding amount on our 2018 Revolving Credit Facility. The remaining cash proceeds will be used for general corporate purposes. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. The change in cash and cash equivalents is as follows:
Operating Activities:

	Six months ended
(in thousands)	June 30, 2020	June 30, 2019
Cash provided by operating activities	$88,330	$8,654

For the six months ended June 30, 2020, cash flows provided by operating activities totaled approximately $88.3 million, which represents a $79.7 million increase compared to cash provided by operating activities of $8.7 million during the six-month period ended June 30, 2019. The increase in cash flows in the first half of 2020 is attributable to a smaller net loss from continuing operations in the first half of 2020 as compared to the first half of 2019, and a significant increase in cash provided by working capital. In the prior year, the Company incurred interest expense related to the 2018 Term Loan, which we paid off in the third and fourth quarter of 2019 using the proceeds from the sale of Clean Earth and our Series C Preferred Share Offering. The payoff of the 2018 Term Loan decreased our interest expense in the first six months of 2020 as compared to the first six months of 2019 by approximately $17.1 million. In the prior year, we also recognized a loss of $5.3 million related to the sale of common shares received as part of the consideration for the sale of Manitoba Harvest. Cash provided by operating activities for working capital for the six months ended June 30, 2020 was $39.9 million, as compared to cash used in operating activities for working capital of $17.5 million for the six months ended June 30, 2019. The increase in cash provided by working capital in the current year primarily reflects decreases in accounts receivable and inventory as our businesses attempted to conserve cash in expectation that COVID-19 would have a negative impact on cash flows.
Investing Activities:

	Six months ended
(in thousands)	June 30, 2020	June 30, 2019
Cash (used in) provided by investing activities	$(212,990)	$718,000

Cash flows used in investing activities for the six months ended June 30, 2020 totaled $213.0 million, compared to cash provided by investing activities of $718.0 million in the same period of 2019. Cash provided by investing activities in the prior year quarter primarily related to the proceeds received from the sale of Manitoba Harvest, while investing activities in the six months ended June 30, 2020 reflect the acquisition of Marucci Sports in April 2020 and capital expenditures. We expect capital expenditures for the full year of 2020 to be approximately $30 million to $35 million, which reflects a reduction in our capital spending from the December 31, 2019 expectation in response to the expected effect of COVID-19 on our cash flows.

Financing Activities:

	Six months ended
(in thousands)	June 30, 2020	June 30, 2019
Cash provided by (used in) financing activities	$230,595	$(292,750)

Cash flows provided by financing activities totaled approximately $230.6 million during the six months ended June 30, 2020 compared to cash flows used in financing activities of $292.8 million during the six months ended June 30, 2019. Financing activities in both periods reflect the payment of our common and preferred share distributions, with a $4.0 million increase in the preferred share distribution as a result of the issuance of our Series C Preferred Shares in November 2019. In the prior year, we used the proceeds from our sale of Manitoba Harvest and Clean Earth to repay amounts outstanding under our 2018 Revolving Credit Facility and 2018 Term Loan, while in the current year, we completed a common share offering and the issuance of $200 million in Senior Notes, resulting in net proceeds of $285.9 million. A portion of the proceeds received from the issuance of Senior Notes and common share offering were used to pay down the amount outstanding on our 2018 Revolving Credit facility. During the six months ended June 30, 2020, we also made a distribution to the Allocation Member of $9.1 million related to the five year Holding event for our Sterno business.
Intercompany Debt
A component of our acquisition financing strategy that we utilize in acquiring the businesses we own and manage is to provide both equity capital and debt capital, raised at the parent level through our existing credit facility. Our strategy of providing intercompany debt financing within the capital structure of the businesses that we acquire and manage allows us the ability to distribute cash to the parent company through monthly interest payments and amortization of the principal on these intercompany loans. Each loan to our businesses has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity. Certain of our businesses have paid down their respective intercompany debt balances through the cash flow generated by these businesses and we have recapitalized, and expect to continue to recapitalize, these businesses in the normal course of our business. The recapitalization process involves funding the intercompany debt using either cash on hand at the parent or our applicable Credit Facility, and serves the purpose of optimizing the capital structure at our subsidiaries and providing the noncontrolling shareholders with a distribution on their ownership interest in a cash flow positive business. All of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at June 30, 2020.
As of June 30, 2020, we had the following outstanding loans due from each of our businesses:

(in thousands)
5.11	$178,329
Ergobaby	$32,940
Liberty	$41,874
Marucci	$39,625
Velocity Outdoor	$109,670
Advanced Circuits	$54,730
Arnold	$73,880
Foam Fabricators	$92,012
Sterno	$220,053

Our primary source of cash is from the receipt of interest and principal on the outstanding loans to our businesses. Accordingly, we are dependent upon the earnings of and cash flow from these businesses, which are available for (i) operating expenses; (ii) payment of principal and interest under our 2018 Credit Facility and interest on our Senior Notes; (iii) payments to CGM due pursuant to the MSA and the LLC Agreement; (iv) cash distributions to our shareholders; and (v) investments in future acquisitions. Payments made under (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures.

Financing Arrangements
2018 Credit Facility
In April 2018, we entered into an Amended and Restated Credit Agreement (the "2018 Credit Facility") to amend and restate the 2014 Credit Facility. The 2018 Credit Facility provides for (i) revolving loans, swing line loans and letters of credit (the “2018 Revolving Credit Facility”) up to a maximum aggregate amount of $600 million, and (ii) a $500 million term loan (the “2018 Term Loan”). The 2018 Credit Facility also permits the Company, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain additional term loans in an aggregate amount of up to $250 million (the “Incremental Loans”), subject to certain restrictions and conditions. In July 2019, we repaid $193.8 million of the 2018 Term Loan, and in November 2019, we repaid the remaining $298.8 million due under the 2018 Term Loan.
We had $598.8 million in net availability under the 2018 Revolving Credit Facility at June 30, 2020. The outstanding borrowings under the 2018 Revolving Credit Facility include $1.2 million of outstanding letters of credit at June 30, 2020.
Senior Notes
On April 18, 2018, we consummated the issuance and sale of $400 million aggregate principal amount of our 8.000% due 2026 (the "Notes" or "Senior Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The Notes were issued pursuant to an indenture, dated as of April 18, 2018 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The Notes bear interest at the rate of 8.000% per annum and will mature on May 1, 2026. Interest on the Notes is payable in cash on May 1st and November 1st of each year. On May 7, 2020, we consummated the issuance and sale of $200 million aggregate principal amount of its 8.000% Senior Notes due 2026 (the "Additional Notes"). The proceeds from the Additional Notes were used to pay down the amount outstanding on the Company's 2018 Revolving Credit Facility. The Notes and Additional Notes are general senior unsecured obligations of the Company and are not guaranteed by our subsidiaries.
The following table reflects required and actual financial ratios as of June 30, 2020 included as part of the affirmative covenants in our 2018 Credit Facility.

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Consolidated Fixed Charge Coverage Ratio	Greater than or equal to 1.50:1.0	3.30:1.0
Consolidated Senior Secured Leverage Ratio	Less than or equal to 3.50:1.0	0.00:1.0
Consolidated Total Leverage Ratio	Less than or equal to 5.00:1.0	1.87:1.0
Interest Expense
The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Six months ended June 30,
	2020	2019
Interest on credit facilities	$693	$16,322
Interest on Senior Notes	18,400	16,000
Unused fee on Revolving Credit Facility	728	882
Amortization of bond premium/ original issue discount	(56)	304
Unrealized loss on interest rate derivative (1)	—	3,350
Other interest expense	164	133
Interest income	(158)	(92)
Interest expense	$19,771	$36,899

Average daily balance outstanding - credit facilities	$58,242	$659,997
Effective interest rate - credit facilities	2.4%	6.4%

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
Adjusted EBITDA – Adjusted EBITDA is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by: (i) noncontrolling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting, due diligence, etc.) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805; (iii) management fees, which reflect fees due quarterly to our Manager in connection with our MSA, as well as Integration Services Fees paid by newly acquired companies; (iv) impairment charges, which reflect write downs to goodwill or other intangible assets; (v) foreign currency transaction gains or losses incurred in connection with the conversion of intercompany debt from a foreign functional currency to U.S. dollar and (vi) items of other income or expense that are material to a subsidiary and non-recurring in nature.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Six months ended June 30, 2020
	Corporate	5.11	Ergobaby	Liberty	Marucci Sports	Velocity Outdoor	ACI	Arnold	Foam	Sterno	Consolidated
Net income (loss)	$(3,521)	$2,120	$1,160	$3,460	$(6,325)	$(9,541)	$7,312	$1,472	$2,146	$(769)	$(2,486)
Adjusted for:
Provision (benefit) for income taxes	—	(1,577)	1,154	1,148	(1,944)	6,328	1,819	(1,306)	1,141	108	6,871
Interest expense, net	19,651	40	—	—	4	76	—	—	—	—	19,771
Intercompany interest	(34,632)	7,334	1,252	1,900	532	4,791	2,843	2,882	3,513	9,585	—
Depreciation and amortization	259	10,639	4,106	862	4,717	6,474	1,347	3,320	6,108	11,489	49,321
EBITDA	(18,243)	18,556	7,672	7,370	(3,016)	8,128	13,321	6,368	12,908	20,413	73,477
Other (income) expense	1	1,168	—	(3)	(40)	1,067	17	—	(567)	82	1,725
Noncontrolling shareholder compensation	—	1,155	417	14	90	1,045	247	36	515	426	3,945
Acquisition expenses and other	—	—	—	—	2,042	—	—	—	—	—	2,042
Other	—	—	598	—	—	—	—	—	—	—	598
Management fees	11,305	500	250	250	97	250	250	250	375	250	13,777
Adjusted EBITDA	$(6,937)	$21,379	$8,937	$7,631	$(827)	$10,490	$13,835	$6,654	$13,231	$21,171	$95,564

Adjusted EBITDA
Six months ended June 30, 2019
	Corporate	5.11	Ergobaby	Liberty	Marucci Sports	Velocity Outdoor	ACI	Arnold	Foam	Sterno	Consolidated
Net income (loss) (1)	$303,610	$(2,255)	$2,672	$490		$(5,636)	$7,578	$11	$1,906	$3,054	$311,430
Adjusted for:
Provision (benefit) for income taxes	—	311	1,380	368		(648)	1,973	454	977	1,160	5,975
Interest expense, net	36,786	2	—	—		112	—	(1)	—	—	36,899
Intercompany interest	(41,454)	9,110	1,868	2,157	Not Applicable	5,599	3,424	3,198	4,524	11,574	—
Depreciation and amortization	993	10,658	4,239	839		6,661	1,267	3,245	6,148	11,142	45,192
EBITDA	299,935	17,826	10,159	3,854		6,088	14,242	6,907	13,555	26,930	399,496
Gain on sale of businesses	(328,164)	—	—	—		—	—	—		—	(328,164)
Other (income) expense	(582)	39	(4)	29		718	(84)	(2)	325	85	524
Noncontrolling shareholder compensation	—	1,196	412	18		665	45	8	510	475	3,329
Loss on sale of investment	5,300	—	—	—		—	—	—	—	—	5,300
Integration services fee	—	—	—	—		—	—	—	281	—	281
Other	—	—	—	266		—	58	—	—	—	324
Management fees	17,103	500	250	250		250	250	250	375	250	19,478
Adjusted EBITDA	$(6,408)	$19,561	$10,817	$4,417		$7,721	$14,511	$7,163	$15,046	$27,740	$100,568

(1) Net income (loss) does not include loss from discontinued operations for the six months ended June 30, 2019.

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

	Six Months ended
(in thousands)	June 30, 2020	June 30, 2019
Net income (loss)	$(2,486)	$328,331
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	48,186	56,491
Gain on sale of businesses	—	(328,164)
Amortization of debt issuance costs, discount and premium	1,079	2,159
Unrealized loss on interest rate hedge	—	3,350
Noncontrolling shareholder charges	3,945	5,268
Provision for loss on receivables	2,519	745
Deferred taxes	(5,933)	(12,366)
Other	1,155	496
Changes in operating assets and liabilities	39,865	(47,656)
Net cash provided by operating activities	88,330	8,654
Plus:
Unused fee on revolving credit facility	728	882
Integration services fee (1)	—	281
Successful acquisition costs	2,042	596
Realized loss from foreign currency (2)	—	363
Loss on sale of Tilray Common Stock	—	5,300
Changes in operating assets and liabilities	—	47,656
Less:
Payment of interest rate swap	—	303
Changes in operating assets and liabilities	39,865	—
Maintenance capital expenditures: (3)
Compass Group Diversified Holdings LLC	—	—
5.11	784	1,336
Advanced Circuits	93	1,126
Arnold	1,630	1,806
Clean Earth	—	3,495
Ergobaby	124	237
Foam Fabricators	975	936
Liberty	292	307
Marucci Sports	51	—
Sterno	915	1,221
Velocity Outdoor	1,673	1,040
Other	1,919	535
Preferred share distribution	11,587	7,563
Estimated cash flow available for distribution and reinvestment	$31,192	$43,827

Distribution paid in April 2020/2019	$(21,564)	$(21,564)
Distribution paid in July 2020/2019	(23,364)	(21,564)
	$(44,928)	$(43,128)

(1) Represents fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership, payable quarterly.
(2) Reflects the foreign currency transaction gain or loss resulting from the Canadian dollar intercompany loans issued to Manitoba Harvest.

(3)
Represents maintenance capital expenditures that were funded from operating cash flow, net of proceeds from the sale of property, plant and equipment, and excludes growth capital expenditures of approximately $5.6 million for the six months ended June 30, 2020 and $8.5 million for the six months ended June 30, 2019.

Seasonality
Earnings of certain of our operating segments are seasonal in nature due to various recurring events, holidays and seasonal weather patterns, as well as the timing of our acquisitions during a given year. Historically, the third and fourth quarter produce the highest net sales during our fiscal year.
Related Party Transactions
Management Services Agreement
We entered into the MSA with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for the Company in exchange for a management fee paid quarterly and equal to 0.5% of the Company's adjusted net assets, as defined in the MSA. Concurrent with the June 2019 sale of Clean Earth (refer to Note C - Discontinued Operations), CGM agreed to waive the management fee on cash balances held at the Company, commencing with the quarter ended June 30, 2019 and continuing until the quarter during which the Company next borrowed under the 2018 Revolving Credit Facility. In March 2020, as a proactive measure to provide the Company with additional cash liquidity in light of the COVID-19 pandemic, the Company elected to draw down $200 million on our 2018 Revolving Credit Facility. The Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the Company as of March 31, 2020. In addition, as a result of an expected decline in earnings and cash flows in the second quarter of 2020, CGM agreed to waive 50% of the management fee calculated at June 30, 2020 that was paid in July 2020.
Integrations Services Agreements
Marucci Sports, which was acquired in April 2020, entered into an Integration Services Agreement ("ISA") with CGM. The ISA provides for CGM to provide services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act of 2002, as amended, and align the acquired entity's policies and procedures with our other subsidiaries.  CGM will receive integration service fees of $2.0 million payable quarterly over a twelve month period as services are rendered beginning in the quarter ended September 30, 2020. Foam Fabricators, which was acquired in 2018, entered into an ISA with CGM. Foam Fabricators paid CGM $2.3 million over the term of the ISA, with $2.0 million paid in 2018 and $0.3 million in 2019.

5.11 - Related Party Vendor Purchases
5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the three and six months ended June 30, 2020, 5.11 purchased approximately $1.0 million and $1.5 million, respectively, in inventory from the vendor.
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
The table below summarizes the payment schedule of our contractual obligations at June 30, 2020:

(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$865,233	$24,000	$96,000	$97,233	$648,000
Operating lease obligations (2)	135,708	12,318	50,306	30,629	42,455
Purchase obligations (3)	792,019	217,523	287,324	287,172	—
Total (4)	$1,792,960	$253,841	$433,630	$415,034	$690,455

(1)	Reflects amounts due under our 2018 Credit Facility, as well as our Senior Notes, together with interest on our debt obligations.

(2)	Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms.

(3)
Reflects non-cancelable commitments as of June 30, 2020, including: (i) shareholder distributions of $110.4 million; (ii) estimated management fees of $30.9 million per year over the next five years; and (iii) other obligations including amounts due under employment agreements. Distributions to our shareholders are approved by our board of directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.

(4)
The contractual obligation table does not include approximately $1.1 million in liabilities associated with unrecognized tax benefits as of June 30, 2020 as the timing of the recognition of this liability is not certain. The amount of the liability is not expected to significantly change in the next twelve months.

Critical Accounting Policies and Estimates
The preparation of our financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates under different assumptions and judgments and uncertainties, and potentially could result in materially different results under different conditions. These critical accounting policies and estimates are reviewed periodically by our independent auditors and the audit committee of our board of directors.
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

ITEM 4. CONTROLS AND PROCEDURES
As required by Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15(b), Holdings’ Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2020. Based on that evaluation, the Holdings’ Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of June 30, 2020.

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

ITEM 1A. RISK FACTORS
The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and should not be considered the only risks to which we are exposed. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition. We believe there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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
Date: July 29, 2020
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: July 29, 2020

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