Form 10-Q
period 2020-09-30
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2020-10-28
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of October 28, 2020, there were 64,900,000 Trust common shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2020

NOTE TO READER
In reading this Quarterly Report on Form 10-Q, references to:
•the "Trust" and "Holdings" refer to Compass Diversified Holdings;
•the "Company" refer to Compass Group Diversified Holdings LLC;
•"businesses," "operating segments," "subsidiaries" and "reporting units" refer to, collectively, the businesses controlled by the Company;
•the "Manager" refer to Compass Group Management LLC ("CGM");
•the "Trust Agreement" refer to the Second Amended and Restated Trust Agreement of the Trust dated as of December 6, 2016;
•the "2014 Credit Facility" refer to the credit agreement, as amended, entered into on June 14, 2014 with a group of lenders led by Bank of America N.A. as administrative agent, as amended from time to time, which provides for a Revolving Credit Facility and a Term Loan;
•the "2018 Credit Facility" refer to the amended and restated credit agreement entered into on April 18, 2018 among the Company, the Lenders from time to time party thereto (the "Lenders"), Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the "agent") and other agents party thereto, as further amended.
•the "2018 Revolving Credit Facility" refers to the $600 million in revolving loans, swing line loans and letters of credit provided by the 2018 Credit Facility that matures in 2023;
•the "2018 Term Loan" refer to the $500 million term loan provided by the 2018 Credit Facility;
•the "LLC Agreement" refer to the fifth amended and restated operating agreement of the Company dated as of December 6, 2016; and
•"we," "us" and "our" refer to the Trust, the Company and the businesses together.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, contains both historical and forward-looking statements. We may, in some cases, use words such as "project," "predict," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could," "potentially," "may," or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. All statements other than statements of historical or current fact are “forward-looking statements” for purposes of federal and state securities laws. Forward looking statements include, among other things, (i) statements as to our future performance or liquidity, such as expectations for our results of operation, net income, adjusted EBITDA, and ability to make quarterly distributions and (ii) our plans, strategies and objectives for future operations, including our planned capital expenditures. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the SEC, many of which are beyond our control. Important factors that could cause our actual results, performance and achievements to differ materially from those estimates or projections contained in our forward-looking statements include, among other things:
•the adverse impact on the U.S. and global economy, including the markets in which we operate, of the novel coronavirus, which causes the Coronavirus disease 2019 (COVID-19) global pandemic, and the impact in the near, medium and long-term on our business, results of operations, financial position, liquidity or cash flows;
•difficulties and delays in integrating, or business disruptions following, acquisitions or an inability to fully realize cost savings and other benefit related thereto;
•our ability to successfully operate our businesses on a combined basis, and to effectively integrate and improve future acquisitions;
•our ability to remove CGM and CGM’s right to resign;
•our organizational structure, which may limit our ability to meet our dividend and distribution policy;
•our ability to service and comply with the terms of our indebtedness;
•our cash flow available for distribution and reinvestment and our ability to make distributions in the future to our shareholders;
•our ability to pay the management fee and profit allocation if and when due;
•our ability to make and finance future acquisitions;
•our ability to implement our acquisition and management strategies;
•the legal and regulatory environment in which our businesses operate;
•trends in the industries in which our businesses operate;
•changes in general economic, political or business conditions or economic, political or demographic trends in the United States and other countries in which we have a presence, including changes in interest rates and inflation;
•risks associated with possible disruption in operations or the economy generally due to terrorism or natural disaster or social, civil or political unrest;
•environmental risks affecting the business or operations of our businesses;
•our and CGM’s ability to retain or replace qualified employees of our businesses and CGM;
•costs and effects of legal and administrative proceedings, settlements, investigations and claims; and
•extraordinary or force majeure events affecting the business or operations of our businesses.
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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
(in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$176,819	$100,314
Accounts receivable, net	242,947	191,405
Inventories	344,036	317,306
Prepaid expenses and other current assets	36,873	35,247
Total current assets	800,675	644,272
Property, plant and equipment, net	155,601	146,428
Goodwill	508,464	438,519
Intangible assets, net	619,925	561,946
Other non-current assets	107,319	100,727
Total assets	$2,191,984	$1,891,892

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$98,192	$70,089
Accrued expenses	151,279	108,768
Due to related party	9,283	8,049
Other current liabilities	25,022	22,573
Total current liabilities	283,776	209,479
Deferred income taxes	30,854	33,039
Long-term debt	592,107	394,445
Other non-current liabilities	94,554	89,054
Total liabilities	1,001,291	726,017

Commitments and contingencies

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 12,600 shares issued and outstanding at September 30, 2020 and December 31, 2019
Series A preferred shares, no par value; 4,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	96,417	96,417
Series B preferred shares, no par value; 4,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	96,504	96,504
Series C preferred shares, no par value; 4,600 shares issued and outstanding at September 30, 2020 and December 31, 2019	110,997	110,997
Trust common shares, no par value, 500,000 authorized; 64,900 shares issued and outstanding at September 30, 2020 and 59,900 shares issued and outstanding at December 31, 2019	1,008,564	924,680
Accumulated other comprehensive loss	(4,447)	(3,933)
Accumulated deficit	(188,136)	(109,338)
Total stockholders’ equity attributable to Holdings	1,119,899	1,115,327
Noncontrolling interest	70,794	50,548
Total stockholders’ equity	1,190,693	1,165,875
Total liabilities and stockholders’ equity	$2,191,984	$1,891,892
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net revenues	$418,903	$388,313	$1,085,979	$1,063,254
Cost of revenues	265,119	251,778	695,304	684,601
Gross profit	153,784	136,535	390,675	378,653
Operating expenses:
Selling, general and administrative expense	93,036	82,027	260,850	243,736
Management fees	9,659	8,874	23,436	28,352
Amortization expense	15,222	13,520	43,506	40,632
Impairment expense	—	33,381	—	33,381
Operating income (loss)	35,867	(1,267)	62,883	32,552
Other income (expense):
Interest expense, net	(12,351)	(11,525)	(32,122)	(48,424)
Loss on sale of securities (refer to Note C)	—	(4,893)	—	(10,193)
Amortization of debt issuance costs	(660)	(770)	(1,795)	(2,625)
Loss on debt extinguishment	—	(5,038)	—	(5,038)
Other income (expense), net	(447)	(689)	(2,172)	(1,213)
Income (loss) from continuing operations before income taxes	22,409	(24,182)	26,794	(34,941)
Provision for income taxes	1,606	4,400	8,477	10,375
Income (loss) from continuing operations	20,803	(28,582)	18,317	(45,316)
Income from discontinued operations, net of income tax	—	—	—	16,901
Gain on sale of discontinued operations	100	2,039	100	330,203
Net income (loss)	20,903	(26,543)	18,417	301,788
Less: Net income from continuing operations attributable to noncontrolling interest	1,717	1,242	4,003	3,997
Less: Net loss from discontinued operations attributable to noncontrolling interest	—	—	—	(266)
Net income (loss) attributable to Holdings	$19,186	$(27,785)	$14,414	$298,057

Amounts attributable to Holdings
Income (loss) from continuing operations	$19,086	$(29,824)	$14,314	$(49,313)
Income from discontinued operations, net of income tax	—	—	—	17,167
Gain on sale of discontinued operations, net of income tax	100	2,039	100	330,203
Net income (loss) attributable to Holdings	$19,186	$(27,785)	$14,414	$298,057

Basic income (loss) per common share attributable to Holdings (refer to Note J)
Continuing operations	$0.08	$(1.33)	$(0.33)	$(1.95)
Discontinued operations	—	0.03	—	5.80
	$0.08	$(1.30)	$(0.33)	$3.85

Basic weighted average number of shares of common shares outstanding	64,900	59,900	62,556	59,900

Cash distributions declared per Trust common share (refer to Note J)	$0.36	$0.36	$1.08	$1.08

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019

Net income (loss)	$20,903	$(26,543)	$18,417	$301,788
Other comprehensive income (loss)
Foreign currency translation adjustments	913	(861)	(1,038)	(608)
Foreign currency amounts reclassified from accumulated other comprehensive income (loss) that increase net income:
Disposition of Manitoba Harvest	—	—	—	4,791
Pension benefit liability, net	168	(690)	524	(1,470)
Other comprehensive income (loss)	1,081	(1,551)	(514)	2,713
Total comprehensive income (loss), net of tax	21,984	(28,094)	17,903	304,501
Less: Net income attributable to noncontrolling interests	1,717	1,242	4,003	3,731
Less: Other comprehensive income (loss) attributable to noncontrolling interests	39	(67)	16	(97)
Total comprehensive income (loss) attributable to Holdings, net of tax	$20,228	$(29,269)	$13,884	$300,867

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares			Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B	Series C
Balance — July 1, 2019	$96,417	$96,504	$—	$924,680	$17,715	$(4,512)	$1,130,804	$45,977	$—	$1,176,781
Net income (loss)	—	—	—	—	(27,785)	—	(27,785)	1,242	—	(26,543)
Total comprehensive loss, net	—	—	—	—	—	(1,551)	(1,551)	—	—	(1,551)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	936	—	936
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(710)	—	(710)
Distributions paid - Allocation interests	—	—	—	—	(43,313)	—	(43,313)	—	—	(43,313)
Distributions paid - Trust Common Shares	—	—	—	—	(21,564)	—	(21,564)	—	—	(21,564)
Distributions paid - Trust Preferred Shares	—	—	—	—	(3,781)	—	(3,781)	—	—	(3,781)
Balance — September 30, 2019	$96,417	$96,504	$—	$924,680	$(78,728)	$(6,063)	$1,032,810	$47,445	$—	$1,080,255

Balance — July 1, 2020	$96,417	$96,504	$110,997	$1,008,588	$(177,912)	$(5,528)	$1,129,066	$67,816	$—	$1,196,882
Net income	—	—	—	—	19,186	—	19,186	1,717	—	20,903
Total comprehensive income, net	—	—	—	—	—	1,081	1,081	—	—	1,081
Issuance of trust common shares, net of offering costs	—	—	—	(24)	—	—	(24)	—	—	(24)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	2,171	—	2,171
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	2,203	—	2,203
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(3,113)	—	(3,113)
Distributions paid - Trust Common Shares	—	—	—	—	(23,364)	—	(23,364)	—	—	(23,364)
Distributions paid - Trust Preferred Shares	—	—	—	—	(6,046)	—	(6,046)	—	—	(6,046)
Balance — September 30, 2020	$96,417	$96,504	$110,997	$1,008,564	$(188,136)	$(4,447)	$1,119,899	$70,794	$—	$1,190,693

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares			Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B	Series C
Balance — January 1, 2019	$96,417	$96,504	$—	$924,680	$(249,453)	$(8,776)	$859,372	$39,922	$20,048	$919,342
Net income (loss)	—	—	—	—	298,057	—	298,057	3,997	(266)	301,788
Total comprehensive income, net	—	—	—	—	—	2,713	2,713	—	—	2,713
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	4,265	1,939	6,204
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	41	—	41
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(780)	—	(780)
Disposition of Manitoba Harvest	—	—	—	—	—	—	—	—	(10,799)	(10,799)
Disposition of Clean Earth	—	—	—	—	—	—	—	—	(10,922)	(10,922)
Distributions paid - Allocation interests	—	—	—	—	(51,296)	—	(51,296)	—	—	(51,296)
Distributions paid - Trust Common Shares	—	—	—	—	(64,692)	—	(64,692)	—	—	(64,692)
Distributions paid - Trust Preferred Shares	—	—	—	—	(11,344)	—	(11,344)	—	—	(11,344)
Balance — September 30, 2019	$96,417	$96,504	$—	$924,680	$(78,728)	$(6,063)	$1,032,810	$47,445	$—	$1,080,255

Balance — January 1, 2020	$96,417	$96,504	$110,997	$924,680	$(109,338)	$(3,933)	$1,115,327	$50,548	$—	$1,165,875
Net income	—	—	—	—	14,414	—	14,414	4,003	—	18,417
Total comprehensive loss, net	—	—	—	—	—	(514)	(514)	—	—	(514)
Issuance of trust common shares, net of offering costs	—	—	—	83,884	—	—	83,884	—	—	83,884
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	6,116	—	6,116
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	2,456	—	2,456
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(3,456)	—	(3,456)
Acquisition of Marucci Sports	—	—	—	—	—	—	—	11,127	—	11,127
Distributions paid - Allocation Interests	—	—	—	—	(9,087)	—	(9,087)	—	—	(9,087)
Distributions paid - Trust Common Shares	—	—	—	—	(66,492)	—	(66,492)	—	—	(66,492)
Distributions paid - Trust Preferred Shares	—	—	—	—	(17,633)	—	(17,633)	—	—	(17,633)
Balance — September 30, 2020	$96,417	$96,504	$110,997	$1,008,564	$(188,136)	$(4,447)	$1,119,899	$70,794	$—	$1,190,693
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$18,417	$301,788
Income from discontinued operations, net of income tax	—	16,901
Gain on sale of discontinued operations	100	330,203
Income (loss) from continuing operations	18,317	(45,316)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	25,692	24,628
Amortization expense	47,886	40,632
Impairment expense	—	33,381
Amortization of debt issuance costs, discount and premium	1,656	3,022
Unrealized loss on interest rate swap	—	3,486
Noncontrolling stockholder stock based compensation	6,116	4,265
Provision for loss on receivables	4,374	2,539
Deferred taxes	(3,352)	(2,208)
Loss on debt extinguishment	—	5,038
Other	1,776	853
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(42,163)	(19,187)
Inventories	(15,749)	(24,863)
Other current and non-current assets	(356)	(11,826)
Accounts payable and accrued expenses	68,675	27,278
Cash provided by operating activities - continuing operations	112,872	41,722
Cash used in operating activities - discontinued operations	—	(10,138)
Cash provided by operating activities	112,872	31,584
Cash flows from investing activities:
Acquisitions, net of cash acquired	(212,834)	—
Purchases of property and equipment	(20,065)	(21,964)
Payment of interest rate swap	—	(675)
Proceeds from sale of businesses	100	501,895
Other investing activities	(3,703)	1,673
Cash (used in) provided by investing activities - continuing operations	(236,502)	480,929
Cash provided by investing activities - discontinued operations	—	279,219
Cash (used in) provided by investing activities	(236,502)	760,148

	Nine months ended September 30,
(in thousands)	2020	2019
Cash flows from financing activities:
Proceeds from issuance of Trust common shares, net	83,884	—
Borrowings under credit facility	—	108,000
Repayments under credit facility	—	(533,500)
Proceeds from issuance of Senior Notes	202,000	—
Distributions paid - common shares	(66,492)	(64,692)
Distributions paid - preferred shares	(17,633)	(11,344)
Distributions paid - allocation interests	(9,087)	(51,296)
Net proceeds provided by noncontrolling shareholders - acquisition	11,127	—
Net proceeds provided by noncontrolling shareholders	252	41
Purchase of noncontrolling interest	(1,253)	(778)
Debt issuance costs	(3,214)	—
Other	811	(3,549)
Net cash provided by (used in) financing activities	200,395	(557,118)
Foreign currency impact on cash	(260)	(2,102)
Net increase in cash and cash equivalents	76,505	232,512
Cash and cash equivalents — beginning of period (1)	100,314	53,326
Cash and cash equivalents — end of period	$176,819	$285,838
(1) Includes cash from discontinued operations of $4.6 million at January 1, 2019.

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020

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
The Company is a controlling owner of nine businesses, or reportable operating segments, at September 30, 2020. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Velocity Outdoor, Inc. (formerly Crosman Corp.) ("Velocity Outdoor" or "Velocity"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Liberty Safe and Security Products, Inc. ("Liberty Safe" or "Liberty"), Marucci Sports, LLC ("Marucci Sports" or "Marucci"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold"), FFI Compass, Inc. ("Foam Fabricators" or "Foam"), and The Sterno Group, LLC ("Sterno"). Refer to Note E - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability company ("CGM" or the "Manager"), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a Management Services Agreement ("MSA").
Basis of Presentation
The condensed consolidated financial statements for the three and nine month periods ended September 30, 2020 and September 30, 2019 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Consolidation
The condensed consolidated financial statements include the accounts of Holdings and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Discontinued Operations
During the first quarter of 2019, the Company completed the sale of FHF Holdings Ltd. ("Manitoba Harvest"), the parent company of Fresh Hemp Foods Ltd. Additionally, during the second quarter of 2019, the Company completed the sale of CEHI Acquisition Corp. ("Clean Earth"), the parent company of Clean Earth Holdings, Inc. and Clean Earth Inc. The results of operations of Manitoba Harvest and Clean Earth are reported as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019. Refer to Note C - "Discontinued Operations" for additional information. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.
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
Note B — Acquisition
Acquisition of Marucci Sports, LLC
On April 20, 2020, pursuant to an Agreement and Plan of Merger entered into on March 6, 2020, the Company, through a wholly-owned subsidiary, Wheelhouse Holdings Inc., a Delaware corporation (“Buyer”) and Wheelhouse Holdings Merger Sub LLC, a Delaware limited liability company and a wholly owned Subsidiary of Buyer (“Merger Sub”), completed a merger (the “Transaction”) with Marucci Sports, LLC, a Delaware limited liability company (“Marucci”). Upon the completion of the Transaction, Marucci became a wholly owned subsidiary of Buyer and an indirect subsidiary of the Company. Headquartered in Baton Rouge, Louisiana, Marucci is a leading manufacturer and distributor of baseball and softball equipment. Founded in 2009, Marucci has a product portfolio that includes wood and metal bats, apparel and accessories, batting and fielding gloves and bags and protective gear.
The Company made loans to, and purchased a 92.2% equity interest in, Marucci. The purchase price, including proceeds from noncontrolling shareholders and net of transaction costs, was $198.9 million. Marucci management and certain existing shareholders invested in the Transaction along with the Company, representing 7.8% initial noncontrolling interest on both a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of Marucci. CGM will receive integration service fees of $2.0 million payable quarterly over a twelve month period as services are rendered beginning in the quarter ended September 30, 2020. The Company incurred $2.0 million of transaction costs in conjunction with the Marucci acquisition, which was included in selling, general and administrative expense in the consolidated statements of operations during the second quarter of 2020.

The results of operations of Marucci have been included in the consolidated results of operations since the date of acquisition. Marucci's results of operations are reported as a separate operating segment as a branded consumer business. The table below provides the recording of assets acquired and liabilities assumed as of the date of acquisition.

	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Preliminary Purchase Price Allocation
(in thousands)			As of September 30, 2020
Assets
Cash	2,730	—	2,730
Accounts Receivable (1)	11,471	—	11,471
Inventory (2)	14,795	(314)	14,481
Property, plant and equipment (3)	10,681	(374)	10,307
Intangible assets	99,249	—	99,249
Goodwill	67,733	238	67,971
Other current and noncurrent assets	956	1,252	2,208
Total Assets	207,615	802	208,417

Liabilities and noncontrolling interest
Current liabilities	6,207	294	6,501
Other liabilities	42,100	958	43,058
Noncontrolling interest	11,127	—	11,127
Total liabilities and noncontrolling interest	59,434	1,252	60,686

Net assets acquired	148,181	(450)	147,731
Noncontrolling interest	11,127	—	11,127
Intercompany loans	42,100	—	42,100
	$201,408	$(450)	$200,958

Acquisition consideration
Purchase price	$200,000	$—	$200,000
Cash acquired	3,750	(1,019)	2,731
Net working capital adjustment	158	569	727
Other adjustments	(2,500)	—	(2,500)
Total purchase consideration	$201,408	$(450)	$200,958
Less: Transaction costs	2,042	—	2,042
Net purchase price	$199,366	$(450)	$198,916

(1) Includes $12.7 million in gross contractual accounts receivable, of which $1.2 million is not expected to be collected. The fair value of accounts receivable approximates book value acquired.
(2) Includes $4.3 million in inventory basis step-up, which will be charged to cost of goods sold. $3.0 million was amortized to cost of goods sold in the second quarter of 2020, and $1.3 million was charged to cost of goods sold in the third quarter of 2020.
(3) Includes $2.5 million of property, plant and equipment basis step-up. The fair value of property, plant and equipment will be depreciated over the remaining useful lives of the assets.

The allocation of the purchase price presented above is based on management's estimate of the fair values using valuation techniques including the income, cost and market approach. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets and current and other liabilities are valued at historical carrying values. Property, plant and equipment is valued through a purchase price appraisal and will be depreciated on a straight-line basis over the respective remaining useful lives of the assets. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. The goodwill of $68.0 million reflects the strategic fit of Marucci in the Company's branded consumer business and is expected to be deductible for income tax purposes. The purchase accounting for Marucci is expected to be finalized in the fourth quarter of 2020.

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

Unaudited pro forma information
The following unaudited pro forma data for the three and nine months ended September 30, 2020 and 2019 gives effect to the acquisition of Marucci, as described above, as if the acquisition had been completed as of January 1, 2019. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Three months ended	Nine months ended
(in thousands, except per share data)	September 30, 2019	September 30, 2020	September 30, 2019
Net sales	$403,259	$1,108,479	$1,113,241
Gross profit	$144,952	$403,105	$405,477
Operating income	$(1,684)	$62,062	$30,242
Net income (loss) from continuing operations	$(30,692)	$14,920	$(52,375)
Net income (loss) from continuing operations attributable to Holdings	$(31,958)	$10,957	$(56,383)
Basic and fully diluted net loss per share attributable to Holdings	$(1.37)	$(0.38)	$(2.07)
Other acquisitions
Foam Fabricators
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

In September 2020, Foam Fabricators invested $3.6 million in Rational Packaging, LLC, a designer and manufacturer of recyclable, paperboard-based structural packaging components. The investment will be accounted for as an equity method investment.

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
Summarized results of operations of Clean Earth for the period January 1, 2019 through the date of disposition are as follows (in thousands):

For the period January 1, 2019 through disposition
Net sales	$132,737
Gross profit	$39,678
Operating income	$6,232
Income from continuing operations before income taxes	$5,880
Benefit for income taxes	$(11,607)
Income from discontinued operations (1)	$17,487
(1) The results of operations for the period from January 1, 2019 through the date of disposition excludes $10.2 million of intercompany interest expense.

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
Summarized results of operations of Manitoba Harvest for the period from January 1, 2019 through the date of disposition are as follows (in thousands):

For the period January 1, 2019 through disposition
Net revenues	$10,024
Gross profit	$4,874
Operating loss	$(1,118)
Loss before income taxes	$(1,127)
Benefit for income taxes	$(541)
Income (loss) from discontinued operations (1)	$(586)
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
The following tables provide disaggregation of revenue by reportable segment geography for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30, 2020
	5.11	Ergo	Liberty	Marucci	Velocity	ACI	Arnold	Foam	Sterno	Total
United States	$80,100	$6,378	$30,648	$19,340	$64,012	$22,771	$13,933	$31,084	$92,254	$360,520
Canada	1,340	750	538	55	3,143	—	—	—	5,158	10,984
Europe	6,860	7,354	—	16	2,482	—	6,926	—	272	23,910
Asia Pacific	3,550	4,874	—	130	245	—	745	—	53	9,597
Other international	6,556	122	—	10	747	—	1,015	5,442	—	13,892
	$98,406	$19,478	$31,186	$19,551	$70,629	$22,771	$22,619	$36,526	$97,737	$418,903

	Three months ended September 30, 2019
	5.11	Ergo	Liberty	Velocity	ACI	Arnold	Foam	Sterno	Total
United States	$77,783	$6,505	$24,061	$42,126	$21,897	$18,227	$25,833	$105,260	$321,692
Canada	1,897	906	668	1,981	—	153	—	4,145	9,750
Europe	7,504	6,951	—	1,420	—	9,758	—	447	26,080
Asia Pacific	2,429	8,820	—	239	—	1,678	—	1,565	14,731
Other international	8,440	136	—	881	—	1,079	5,471	53	16,060
	$98,053	$23,318	$24,729	$46,647	$21,897	$30,895	$31,304	$111,470	$388,313

	Nine months ended September 30, 2020
	5.11	Ergo	Liberty	Marucci	Velocity	ACI	Arnold	Foam	Sterno	Total
United States	$223,204	$19,736	$78,771	$24,375	$131,791	$67,423	$47,789	$75,544	$246,182	$914,815
Canada	4,605	2,466	1,828	70	7,915	—	239	—	11,229	28,352
Europe	20,412	19,953	—	20	5,954	—	22,536	—	495	69,370
Asia Pacific	10,943	15,784	—	330	679	—	3,293	—	87	31,116
Other international	22,658	1,232	—	12	1,901	—	2,590	13,794	139	42,326
	$281,822	$59,171	$80,599	$24,807	$148,240	$67,423	$76,447	$89,338	$258,132	$1,085,979

	Nine months ended September 30, 2019
	5.11	Ergo	Liberty	Velocity	ACI	Arnold	Foam	Sterno	Total
United States	$225,124	$20,738	$65,797	$93,243	$67,405	$53,778	$78,508	$273,002	$877,595
Canada	6,211	2,552	1,769	5,232	—	516	—	12,361	28,641
Europe	20,658	21,026	—	5,253	—	28,584	—	1,383	76,904
Asia Pacific	9,007	23,656	—	671	—	4,479	—	2,273	40,086
Other international	17,978	769	—	2,996	—	3,047	15,126	112	40,028
	$278,978	$68,741	$67,566	$107,395	$67,405	$90,404	$93,634	$289,131	$1,063,254

Note E — Operating Segment Data
At September 30, 2020, the Company had nine reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:
•5.11 is a leading provider of purpose-built technical apparel and gear for law enforcement, firefighters, EMS, and military special operations as well as outdoor and adventure enthusiasts. 5.11 is a brand known for innovation and authenticity, and works directly with end users to create purpose-built apparel and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide. Headquartered in Irvine, California, 5.11 operates sales offices and distribution centers globally, and 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and on 511tactical.com.
•Ergobaby is a designer, marketer and distributor of wearable baby carriers and accessories, blankets and swaddlers, nursing pillows, strollers and related products.  Ergobaby primarily sells its Ergobaby and Baby Tula branded products through brick-and-mortar retailers, national chain stores, online retailers, its own websites and distributors and derives more than 50% of its sales from outside of the United States. Ergobaby is headquartered in Los Angeles, California.

•Liberty Safe is a designer, manufacturer and marketer of premium home, gun and office safes in North America. From its over 300,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. Liberty is headquartered in Payson, Utah.
•Marucci Sports is a leading designer, manufacturer, and marketer of premium wood and metal baseball bats, fielding gloves, batting gloves, bags, protective gear, sunglasses, on and off-field apparel, and other baseball and softball equipment used by professional and amateur athletes. Marucci also develops and licenses franchises for sports training facilities. Marucci is headquartered in Baton Rouge, Louisiana.
•Velocity Outdoor is a leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices and related accessories. Velocity Outdoor offers its products under the highly recognizable Crosman, Benjamin, Ravin, LaserMax and CenterPoint brands that are available through national retail chains, mass merchants, dealer and distributor networks. Velocity Outdoor is headquartered in Bloomfield, New York.
•Advanced Circuits is an electronic components manufacturing company that provides small-run, quick-turn and volume production rigid printed circuit boards. ACI manufactures and delivers custom printed circuit boards to customers primarily in North America. ACI is headquartered in Aurora, Colorado.
•Arnold is a global manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including aerospace and defense, general industrial, motorsport/automotive, oil and gas, medical, energy, reprographics and advertising specialties. Arnold produces high performance permanent magnets (PMAG), precision foil products (Precision Thin Metals or "PTM"), and flexible magnets (Flexmag™) that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, Arnold has built a diverse and blue-chip customer base totaling more than 2,000 clients worldwide. Arnold is headquartered in Rochester, New York.
•Foam Fabricators is a designer and manufacturer of custom molded protective foam solutions and original equipment manufacturer components made from expanded polystyrene and expanded polypropylene. Foam Fabricators provides products to a variety of end markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building and other products. In July 2020, Foam Fabricators acquired the assets of Polyfoam, a Massachusetts-based manufacturer of protective and temperature-sensitive packaging solutions for the medical, pharmaceutical, grocery and food industries, among others. Foam Fabricators is headquartered in Scottsdale, Arizona and operates 14 molding and fabricating facilities across North America subsequent to the acquisition of Polyfoam.
•Sterno is a manufacturer and marketer of portable food warming systems, creative indoor and outdoor lighting, and home fragrance solutions for the foodservice industry and consumer markets. Sterno offers a broad range of wick and gel chafing systems, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through Sterno Products, flameless candles and outdoor lighting products through Sterno Home, and scented wax cubes and warmer products used for home decor and fragrance systems through Rimports. Sterno is headquartered in Corona, California.
The tabular information that follows shows data for each of the operating segments reconciled to amounts reflected in the consolidated financial statements. The results of operations of each of the operating segments are included in consolidated operating results as of their date of acquisition. There were no significant inter-segment transactions.

Summary of Operating Segments

Net Revenues	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019

5.11	$98,406	$98,053	$281,822	$278,978
Ergobaby	19,478	23,318	59,171	68,741
Liberty	31,186	24,729	80,599	67,566
Marucci	19,551	—	24,807	—
Velocity Outdoor	70,629	46,647	148,240	107,395
ACI	22,771	21,897	67,423	67,405
Arnold	22,619	30,895	76,447	90,404
Foam Fabricators	36,526	31,304	89,338	93,634
Sterno	97,737	111,470	258,132	289,131
Total segment revenue	418,903	388,313	1,085,979	1,063,254
Corporate and other	—	—	—	—
Total consolidated revenues	$418,903	$388,313	$1,085,979	$1,063,254

Segment profit (loss) (1)	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019

5.11	$8,681	$5,977	$17,969	$13,388
Ergobaby	2,363	3,220	5,943	9,151
Liberty	5,736	2,726	12,281	5,812
Marucci	1,265	—	(6,478)	—
Velocity Outdoor	11,062	(27,902)	13,896	(27,635)
ACI	6,205	6,122	18,272	19,087
Arnold	(495)	2,681	2,601	6,385
Foam Fabricators	4,759	4,141	11,118	12,011
Sterno	7,674	12,724	16,906	28,821
Total	47,250	9,689	92,508	67,020
Reconciliation of segment profit (loss) to consolidated income (loss) before income taxes:
Interest expense, net	(12,351)	(11,525)	(32,122)	(48,424)
Other income (expense), net	(447)	(689)	(2,172)	(1,213)
Corporate and other (2)	(12,043)	(21,657)	(31,420)	(52,324)
Total consolidated income (loss) before income taxes	$22,409	$(24,182)	$26,794	$(34,941)

(1)Segment profit (loss) represents operating income (loss).
(2)Primarily relates to management fees expensed and payable to CGM, and corporate overhead expenses.

Depreciation and Amortization Expense	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019

5.11	$5,296	$5,275	$15,734	$15,730
Ergobaby	2,038	2,319	6,129	6,543
Liberty	412	388	1,233	1,185
Marucci	3,281	—	7,968	—
Velocity Outdoor	3,120	3,217	9,480	9,757
ACI	595	525	1,867	1,717
Arnold	1,697	1,616	4,969	4,818
Foam Fabricators	3,304	3,044	9,286	9,054
Sterno	5,649	5,539	16,912	16,456
Total	25,392	21,923	73,578	65,260
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs, original issue discount and bond premium	577	863	1,656	3,022
Consolidated total	$25,969	$22,786	$75,234	$68,282

	Accounts Receivable		Identifiable Assets
	September 30,	December 31,	September 30,	December 31,
(in thousands)	2020	2019	2020 (1)	2019 (1)
5.11	$48,791	$49,543	$364,195	$357,292
Ergobaby	9,102	10,460	88,031	91,798
Liberty	17,387	13,574	37,050	38,558
Marucci	12,100	—	127,589	—
Velocity Outdoor	43,508	20,290	184,825	192,288
ACI	8,523	8,318	27,089	24,408
Arnold	15,819	19,043	71,731	72,650
Foam Fabricators	26,582	24,455	163,094	156,914
Sterno	78,360	60,522	247,946	263,530
Allowance for doubtful accounts	(17,225)	(14,800)	—	—
Total	242,947	191,405	1,311,550	1,197,438
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	129,023	64,531
Consolidated total	$242,947	$191,405	$1,440,573	$1,261,969

(1)Does not include accounts receivable balances per schedule above or goodwill balances - refer to Note G - "Goodwill and Other Intangible Assets".

Note F — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Machinery and equipment	$208,648	$191,897
Furniture, fixtures and other	42,757	36,604
Leasehold improvements	45,224	40,851
Buildings and land	10,800	7,992
Construction in process	11,832	10,559
	319,261	287,903
Less: accumulated depreciation	(163,660)	(141,475)
Total	$155,601	$146,428
Depreciation expense was $8.8 million and $25.7 million for the three and nine months ended September 30, 2020 and $8.4 million and $24.6 million for the three and nine months ended September 30, 2019, respectively.
Inventory
Inventory is comprised of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$72,873	$59,888
Work-in-process	15,300	14,318
Finished goods	278,231	262,352
Less: obsolescence reserve	(22,368)	(19,252)
Total	$344,036	$317,306

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
Goodwill
2020 Annual Impairment Testing
The Company uses a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform quantitative goodwill impairment testing. We determined that the Ergobaby, Foam Fabricators and Velocity reporting units required additional quantitative testing because we could not conclude that the fair value of the reporting unit exceeded its carrying value based on qualitative factors alone. For the reporting units that were tested only on a qualitative basis for the 2020 annual impairment testing, the results of the qualitative analysis indicated that it is more likely than not that the fair value exceeded the carrying value of these reporting units.

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
2019 Annual Impairment Testing
All of the Company's reporting units were tested qualitatively at March 31, 2019. We determined that the Liberty reporting unit required additional quantitative testing because we could not conclude that the fair value of the reporting unit exceeded its carrying value based on qualitative factors alone. We used an income approach and market approach for the quantitative impairment test that was performed of the Liberty business at March 31, 2019, with equal weighting assigned to each. The discount rate used in the income approach was 14.8%. The results of the quantitative impairment testing indicated that the fair value of the Liberty reporting unit exceeded the carrying value. For the reporting units that were tested qualitatively for the 2019 annual impairment testing, the results of the qualitative analysis indicated that it is more likely than not that the fair value exceeded their carrying value.
A summary of the net carrying value of goodwill at September 30, 2020 and December 31, 2019, is as follows (in thousands):

	Nine months ended September 30, 2020	Year ended December 31, 2019
Goodwill - gross carrying amount	$566,209	$496,264
Accumulated impairment losses	(57,745)	(57,745)
Goodwill - net carrying amount	$508,464	$438,519

The following is a reconciliation of the change in the carrying value of goodwill for the nine months ended September 30, 2020 by operating segment (in thousands):

	Balance at January 1, 2020	Acquisitions	Goodwill Impairment	Other	Balance at September 30, 2020
5.11	$92,966	$—	$—	$—	$92,966
Ergobaby	61,031	—	—	—	61,031
Liberty	32,828	—	—	—	32,828
Marucci	—	67,971	—	—	67,971
Velocity Outdoor	30,079	—	—	—	30,079
ACI	58,019	—	—	—	58,019
Arnold	26,903	—	—	—	26,903
Foam Fabricators	72,708	1,974	—	—	74,682
Sterno	55,336	—	—	—	55,336
Corporate (1)	8,649	—	—	—	8,649
Total	$438,519	$69,945	$—	$—	$508,464
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
Other intangible assets are comprised of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$474,885	$(181,338)	$293,547	$462,686	$(155,200)	$307,486
Technology and patents	84,862	(32,857)	52,005	80,082	(28,748)	51,334
Trade names, subject to amortization	273,556	(59,489)	214,067	189,183	(46,507)	142,676
Licensing and non-compete agreements	7,642	(7,321)	321	7,515	(7,050)	465
Distributor relations and other	726	(726)	—	726	(726)	—
Total	841,671	(281,731)	559,940	740,192	(238,231)	501,961
Trade names, not subject to amortization	59,985	—	59,985	59,985	—	59,985
Total intangibles, net	$901,656	$(281,731)	$619,925	$800,177	$(238,231)	$561,946
Amortization expense related to intangible assets was $15.2 million and $43.5 million for the three and nine months ended September 30, 2020, respectively and $13.5 million and $40.6 million for the three and nine months ended September 30, 2019, respectively.

Estimated charges to amortization expense of intangible assets for the remainder of 2020 and the next four years, is as follows (in thousands):

2020	2021	2022	2023	2024

$16,832	$59,897	$58,265	$57,868	$56,776
Note H — Warranties
The Company’s Ergobaby, Liberty, Marucci and Velocity Outdoor operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. Warranty liability is included in accrued expenses in the accompanying consolidated balance sheets. A reconciliation of the change in the carrying value of the Company’s warranty liability for the nine months ended September 30, 2020 and the year ended December 31, 2019 is as follows (in thousands):

Warranty liability	Nine months ended September 30, 2020	Year ended December 31, 2019

Beginning balance	$1,583	$1,624
Provision for warranties issued during the period	2,511	2,238
Fulfillment of warranty obligations	(2,307)	(2,279)
Other (1)	104	—
Ending balance	$1,891	$1,583
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

Net availability under the 2018 Revolving Credit Facility was approximately $598.8 million at September 30, 2020. Subsequent to the end of the quarter, the Company drew $300 million on the 2018 Revolving Credit Facility to fund a portion of the purchase price of an acquisition. Letters of credit outstanding at September 30, 2020 totaled approximately $1.2 million. At September 30, 2020, the Company was in compliance with all covenants as defined in the 2018 Credit Facility.
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
On May 7, 2020, the Company consummated the issuance and sale of $200 million aggregate principal amount of its 8.000% Senior Notes due 2026 at an issue price of 101% (the "Additional Notes", and, together with the Existing Notes, the "Senior Notes"). The Additional Notes were issued under the Indenture between the Company and U.S. Bank National Association, as trustee. The proceeds from the Additional Notes were used to pay down the amount outstanding on the Company's 2018 Revolving Credit Facility. The Additional Notes were issued at 101% of par value and the resulting $2 million premium will be amortized over the remaining term of the Additional Notes.
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
The following table provides the Company’s debt holdings at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Senior Notes	$600,000	$400,000
Less: Unamortized premiums and debt issuance costs	(7,893)	(5,555)
Long term debt	$592,107	$394,445
The Company's Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	September 30, 2020
	Maturity Date	Rate		Carrying Value	Fair Value
Senior Notes	May 1, 2026	8.000%	2	600,000	630,000

Debt Issuance Costs
Deferred debt issuance costs represent the costs associated with the issuance of the Company's financing arrangements. In connection with the Additional Notes offering in May 2020, the Company recorded $3.2 million in deferred financing costs.
Since the Company can borrow, repay and reborrow principal under the 2018 Revolving Credit Facility, the debt issuance costs associated with the 2018 Revolving Credit Facility have been classified as other non-current assets in the accompanying condensed consolidated balance sheet. The debt issuance costs associated with the Senior Notes are classified as a reduction of long-term debt in the accompanying condensed consolidated balance sheet.

The following table summarizes unamortized premiums and debt issuance costs at September 30, 2020 and December 31, 2019, and the balance sheet classification in each of the periods presented (in thousands):

	September 30, 2020	December 31, 2019
Unamortized premiums and debt issuance costs	$16,466	$13,252
Accumulated amortization	(5,461)	(3,667)
Unamortized premiums and debt issuance costs, net	$11,005	$9,585

Balance sheet classification:
Other noncurrent assets	$3,112	$4,030
Long-term debt	7,893	5,555
	$11,005	$9,585

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
Series C Preferred Shares
On November 20, 2019, the Trust issued 4,000,000 7.875% Series C Preferred Shares (the "Series C Preferred Shares") with a liquidation preference of $25.00 per share, and on December 2, 2019, the Trust issued 600,000 of the Series C Preferred Shares which were sold pursuant to an option to purchase additional shares by the underwriters. Total proceeds from the issuance of the Series C Preferred Shares were $115.0 million, or $111.0 million net of underwriters' discount and issuance costs. Distributions on the Series C Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on January 30, 2020, at a rate per annum of 7.875%. Distributions on the Series C Preferred Shares are cumulative and at September 30, 2020, $1.5 million of Series C distributions are accumulated and unpaid. Unless full cumulative distributions on the Series C Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series C Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series C Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series C Preferred Shares. The Series C Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after January 30, 2025, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series C Preferred Shares will have no right to require the redemption of the Series C Preferred Shares and there is no maturity date.

Series B Preferred Shares
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Trust Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018, at a rate per annum of 7.875%. Distributions on the Series B Preferred Shares are cumulative and at September 30, 2020, $1.3 million of Series B distributions are accumulated and unpaid. Unless full cumulative distributions on the Series B Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series B Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series B Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the preferred shares. The Series B Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after April 30, 2028, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series B Preferred Shares will have no right to require the redemption of the Series B Preferred Shares and there is no maturity date.
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
Holding Event
The five-year anniversary of the acquisition of Sterno Products occurred in October 2019 which represented a Holding Event. The Company declared and paid a distribution to the Holders of $9.1 million in February 2020. The ten-year anniversary of Liberty occurred in March 2020 which represented a Holding Event. The Holders elected to defer the distribution of $3.3 million until after the end of 2020. The ten-year anniversary of Ergo occurred in September 2020 which represented a Holding Event. The Holders elected to defer the distribution of $2.0 million until after the end of 2020.
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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss) from continuing operations attributable to Holdings	$19,086	$(29,824)	$14,314	$(49,313)
Less: Distributions paid - Allocation Interests	—	43,313	9,087	51,296
Less: Distributions paid - Preferred Shares	6,046	3,781	17,633	11,344
Less: Accrued distributions - Preferred Shares	2,869	1,334	2,869	1,334
Net income (loss) from continuing operations attributable to common shares of Holdings	$10,171	$(78,252)	$(15,275)	$(113,287)
Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate to participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.
Basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 attributable to the common shares of Holdings is calculated as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Income (loss) from continuing operations attributable to common shares of Holdings	$10,171	$(78,252)	$(15,275)	$(113,287)
Less: Effect of contribution based profit - Holding Event	4,844	1,709	5,134	3,562
Income (loss) from continuing operations attributable to common shares of Holdings	$5,327	$(79,961)	$(20,409)	$(116,849)

Income from discontinued operations attributable to Holdings	$100	$2,039	$100	$347,370
Less: Effect of contribution based profit - Holding Event	—	—	—	—
Income from discontinued operations attributable to common shares of Holdings	$100	$2,039	$100	$347,370

Basic and diluted weighted average common shares outstanding	64,900	59,900	62,556	59,900

Basic and fully diluted income (loss) per common share attributable to Holdings
Continuing operations	$0.08	$(1.33)	$(0.33)	$(1.95)
Discontinued operations	—	0.03	—	5.80
	$0.08	$(1.30)	$(0.33)	$3.85

Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares (in thousands, except per share data):

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date

Trust Common Shares:
July 1, 2020 - September 30, 2020 (1)	$0.36	$23,364	October 15, 2020	October 22, 2020
April 1, 2020 - June 30, 2020	$0.36	$23,364	July 16, 2020	July 23, 2020
January 1, 2020 - March 31, 2020	$0.36	$21,564	April 16, 2020	April 23, 2020
October 1, 2019 - December 31, 2019	$0.36	$21,564	January 16, 2020	January 23, 2020
July 1, 2019 - September 30, 2019	$0.36	$21,564	October 17, 2019	October 24, 2019
April 1, 2019 - June 30, 2019	$0.36	$21,564	July 18, 2019	July 25, 2019
January 1, 2019 - March 31, 2019	$0.36	$21,564	April 18, 2019	April 25, 2019
October 1, 2018 - December 31, 2018	$0.36	$21,564	January 17, 2019	January 24, 2019

Series A Preferred Shares:
July 30, 2020 - September 29, 2020 (1)	$0.453125	$1,813	October 15, 2020	October 30, 2020
April 30, 2020 - July 29, 2020	$0.453125	$1,813	July 15, 2020	July 30, 2020
January 30, 2020 - April 29, 2020	$0.453125	$1,813	April 15, 2020	April 30, 2020
October 30, 2019 - January 29, 2020	$0.453125	$1,813	January 15, 2020	January 30, 2020
July 30, 2019 - October 29, 2019	$0.453125	$1,813	October 15, 2019	October 30, 2019
April 30, 2019 - July 29, 2019	$0.453125	$1,813	July 15, 2019	July 30, 2019
January 30, 2019 - April 29, 2019	$0.453125	$1,813	April 15, 2019	April 30, 2019
October 30, 2018 - January 29, 2019	$0.453125	$1,813	January 15, 2019	January 30, 2019

Series B Preferred Shares:
July 30, 2020 - September 29, 2020 (1)	$0.4921875	$1,969	October 15, 2020	October 30, 2020
April 30, 2020 - July 29, 2020	$0.4921875	$1,969	July 15, 2020	July 30, 2020
January 30, 2020 - April 29, 2020	$0.4921875	$1,969	April 15, 2020	April 30, 2020
October 30, 2019 - January 29, 2020	$0.4921875	$1,969	January 15, 2020	January 30, 2020
July 30, 2019 - October 29, 2019	$0.4921875	$1,969	October 15, 2019	October 30, 2019
April 30, 2019 - July 29, 2019	$0.4921875	$1,969	July 15, 2019	July 30, 2019
January 30, 2019 - April 29, 2019	$0.4921875	$1,969	April 15, 2019	April 30, 2019
October 30, 2018 - January 29, 2019	$0.4921875	$1,969	January 15, 2019	January 30, 2019

Series C Preferred Shares:
July 30, 2020 - September 29, 2020 (1)	$0.4921875	$2,264	October 15, 2020	October 30, 2020
April 30, 2020 - July 29, 2020	$0.4921875	$2,264	July 15, 2020	July 30, 2020
January 30, 2020 - April 29, 2020	$0.4921875	$2,264	April 15, 2020	April 30, 2020
November 20, 2019 - January 29, 2020	$0.38281	$1,531	January 15, 2020	January 30, 2020
(1) This distribution was     declared on October 1, 2020.

Note K — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of September 30, 2020 and December 31, 2019:

	% Ownership (1) September 30, 2020		% Ownership (1) December 31, 2019
	Primary	Fully Diluted	Primary	Fully Diluted
5.11	97.6	88.1	97.6	88.9
Ergobaby	81.4	72.6	81.9	75.8
Liberty	91.2	86.0	91.2	86.0
Marucci	92.2	83.8	N/a	N/a
Velocity Outdoor	99.3	88.0	99.3	93.9
ACI	69.3	65.4	69.4	65.4
Arnold	96.7	82.4	96.7	80.2
Foam Fabricators	100.0	91.5	100.0	91.5
Sterno	100.0	88.5	100.0	88.5
(1)     The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	September 30, 2020	December 31, 2019
5.11	$13,837	$12,056
Ergobaby	27,207	27,036
Liberty	3,584	2,936
Marucci	11,069	—
Velocity Outdoor	3,767	2,506
ACI	7,587	3,670
Arnold	1,232	1,255
Foam Fabricators	2,644	1,873
Sterno	(233)	(884)
Allocation Interests	100	100
	$70,794	$50,548

Note L — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at September 30, 2020
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(303)	$—	$—	$(303)
Total recorded at fair value	$(303)	$—	$—	$(303)

(1)Represents put option issued to noncontrolling shareholders in connection with the 5.11 and Liberty acquisitions.

	Fair Value Measurements at December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(111)	$—	$—	$(111)
Total recorded at fair value	$(111)	$—	$—	$(111)

(1)Represents put option issued to noncontrolling shareholders in connection with the 5.11 and Liberty acquisitions.
Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1, 2019 through September 30, 2020 are as follows (in thousands):

Level 3
Balance at January 1, 2019	$(4,547)
Decrease in the fair value of put option of noncontrolling shareholder - Liberty	72
Increase in the fair value of put option of noncontrolling shareholder - 5.11	(10)
Adjustment to Ravin contingent consideration (1)	(2,022)
Payment of contingent consideration - Ravin (1)	6,396
Balance at December 31, 2019	$(111)
Increase in the fair value of put option of noncontrolling shareholder - Liberty	(151)
Increase in the fair value of put option of noncontrolling shareholder - 5.11	(41)
Balance at September 30, 2020	$(303)
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

Nonrecurring Fair Value Measurements
There were no assets or liabilities measured on a non-recurring basis during the quarter ended September 30, 2020. The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2019. Refer to "Note G – Goodwill and Other Intangible Assets", for a description of the valuation techniques used to determine fair value of the assets measured on a non-recurring basis in the table below.

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
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the nine months ended September 30, 2020 and 2019 is as follows:

	Nine months ended September 30,
	2020	2019
United States Federal Statutory Rate	21.0%	(21.0)%
State income taxes (net of Federal benefits)	5.0	4.4
Foreign income taxes	1.3	7.2
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	8.3	22.7
Impairment expense	—	15.7
Impact of subsidiary employee stock options	1.3	0.3
Credit utilization	(2.0)	(2.0)
Non-recognition of NOL carryforwards at subsidiaries	(5.1)	3.9
Effect of Tax Act	4.7	4.0
Other	(2.9)	(5.5)
Effective income tax rate	31.6%	29.7%

(1)     The effective income tax rate for the nine months ended September 30, 2020 and 2019 includes a loss at the Company's parent, which is taxed as a partnership.

Note N — Defined Benefit Plan
In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $4.9 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at September 30, 2020. Net periodic benefit cost consists of the following for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Service cost	$143	$127	$420	$383
Interest cost	8	33	23	99
Expected return on plan assets	(21)	(39)	(62)	(119)
Amortization of unrecognized loss	58	35	171	104
Effect of curtailment	352	—	352	—
Net periodic benefit cost	$540	$156	$904	$467
During the third quarter of 2020, Arnold recognized a curtailment loss as a result of the termination of certain employees at the Switzerland location who were participants in the defined benefit plan. The termination of the employees resulted in a decrease in the accumulated benefit obligation liability and a curtailment loss of $0.4 million. The curtailment loss was recognized in other comprehensive income during the three months ended September 30, 2020.

During the nine months ended September 30, 2020, per the terms of the pension agreement, Arnold contributed $0.3 million to the plan. For the remainder of 2020, the expected contribution to the plan will be approximately $0.1 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore, the fair values of the pension plan assets at September 30, 2020 were considered Level 3.
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
Leases
The Company and its subsidiaries lease manufacturing facilities, warehouses, office facilities, retail stores, equipment and vehicles under various operating arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics.  The variable lease expense has not been material on a historic basis and no amount was incurred during the quarter ending September 30, 2020. In the three and nine months ended September 30, 2020, the Company recognized $7.9 million and $22.8 million, respectively, in expense related to operating leases in the condensed consolidated statements of operations.
The maturities of lease liabilities at September 30, 2020 were as follows (in thousands):

2020 (excluding nine months ended September 30, 2020)	$4,841
2021	27,334
2022	25,059
2023	18,180
2024	14,244
Thereafter	43,456
Total undiscounted lease payments	$133,114
Less: Interest	34,584
Present value of lease liabilities	$98,530
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
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of September 30, 2020:

Lease Term and Discount Rate
Weighted-average remaining lease term (years)	6.05
Weighted-average discount rate	7.65%

Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	September 30, 2020

Operating lease right-of-use assets	Other non-current assets	$94,464
Current portion, operating lease liabilities	Other current liabilities	$20,739
Operating lease liabilities	Other non-current liabilities	$77,791
Supplemental cash flow information related to leases was as follows (in thousands):

Nine months ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,816
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,913
Note P — Related Party Transactions
Management Services Agreement
The Company entered into the MSA with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for the Company in exchange for a management fee paid quarterly and equal to 0.5% of the Company's adjusted net assets, as defined in the MSA. Concurrent with the June 2019 sale of Clean Earth (refer to Note C - Discontinued Operations), CGM agreed to waive the management fee on cash balances held at the Company, commencing with the quarter ended June 30, 2019 and continuing until the quarter during which the Company next borrowed under the 2018 Revolving Credit Facility. In March 2020, as a proactive measure to provide the Company with additional cash liquidity in light of the COVID-19 pandemic, the Company elected to draw down $200 million on our 2018 Revolving Credit Facility. The Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the Company as of March 31, 2020. In addition, due to the unprecedented uncertainty as a result of the COVID-19 pandemic, CGM agreed to waive 50% of the management fee calculated at June 30, 2020 that was paid in July 2020. Further, for the third quarter of 2020, the Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the Company as of September 30, 2020.
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
he Company and its businesses have the following significant related party transactions:
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.7 million and $2.3 million during the three and nine months ended September 30, 2020, respectively, and $1.1 million and $3.2 million, during the three and nine months ended September 30, 2019, respectively, in inventory from the vendor.

NOTE Q - SUBSEQUENT EVENT
On September 20, 2020, the Company, through its newly formed acquisition subsidiaries, BOA Holdings Inc., a Delaware corporation (“BOA Holdings”) and BOA Parent Inc., a Delaware corporation (“Buyer”) and a wholly-owned subsidiary of BOA Holdings, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reel Holding Corp., a Delaware corporation (“BOA”) and the sole stockholder of Boa Technology, Inc., BOA Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Buyer (“Merger Sub”), and Shareholder Representative Services LLC (in its capacity as the representative of the stockholders of BOA). Pursuant to the Merger Agreement, on October 16, 2020, Merger Sub was merged with and into BOA (the “Merger”) such that the separate existence of Merger Sub ceased, and BOA survived the Merger as a wholly-owned subsidiary of Buyer. BOA, creators of the award-winning BOA® Fit System featured in performance footwear, action sports, outdoor and medical products worldwide, was founded in 2001 and is headquartered in Denver, Colorado. The total purchase price for the acquisition of BOA was $454 million (excluding working capital and certain other adjustments upon closing, and transaction costs). The Company funded the acquisition with cash on hand and a $300 million draw on its 2018 Revolving Credit Facility. The Company's initial equity ownership in BOA is approximately 82%, as certain existing stockholders in BOA invested in the transaction alongside the Company.

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
Overview
Compass Diversified Holdings ("Holdings") was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC (the "Company") was also formed on November 18, 2005. Holdings and the Company (collectively, "CODI") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The Company is the operating entity and is a controlling owner of nine businesses, or operating segments, at September 30, 2020. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Liberty Safe and Security Products, Inc. ("Liberty Safe" or "Liberty"), Marucci Sports, LLC ("Marucci" or Marucci Sports"), Velocity Outdoor, Inc. (formerly Crosman Corp.) ("Velocity Outdoor" or "Velocity"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold"), FFI Compass, Inc. ("Foam Fabricators" or "Foam"), and The Sterno Group, LLC ("Sterno").
We acquired our existing businesses (segments) that we own at September 30, 2020 as follows:

		Ownership Interest - September 30, 2020
Business	Acquisition Date	Primary	Diluted
Advanced Circuits	May 16, 2006	69.3%	65.4%
Liberty Safe	March 31, 2010	91.2%	86.0%
Ergobaby	September 16, 2010	81.4%	72.6%
Arnold	March 5, 2012	96.7%	82.4%
Sterno	October 10, 2014	100.0%	88.5%
5.11	August 31, 2016	97.6%	88.1%
Velocity Outdoor	June 2, 2017	99.3%	88.0%
Foam Fabricators	February 15, 2018	100.0%	91.5%
Marucci Sports	April 20, 2020	92.2%	83.8%
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
Liberty - Founded in 1988, Liberty Safe is the premier designer, manufacturer and marketer of home and gun safes in North America. From its over 300,000 square foot manufacturing facility, Liberty Safe produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles ranging from an entry level product to good, better and best products. Products are marketed under the Liberty brand, as well as a portfolio of licensed and private label brands, including Cabela’s, Case IH, Colt and John Deere. Liberty Safe’s products are the market share leader and are sold through an independent dealer network ("Dealer sales") in addition to various sporting goods, farm and fleet and home improvement retail outlets ("Non-Dealer sales"). Liberty has the largest independent dealer network in the industry. Liberty is headquartered in Payson, Utah.
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
Niche Industrial
Advanced Circuits - Advanced Circuits is a provider of small-run, quick-turn and volume production printed circuit boards ("PCBs") to customers throughout the United States. Historically, small-run and quick-turn PCBs have represented approximately 50% - 55% of Advanced Circuits’ gross sales. Small-run and quick-turn PCBs typically command higher margins than volume production PCBs given that customers require high levels of responsiveness, technical support and timely delivery of small-run and quick-turn PCBs and are willing to pay a premium for them. Advanced Circuits is able to meet its customers’ demands by manufacturing custom PCBs in as little as 24 hours, while maintaining over 98.0% error-free production rates and real-time customer service and product tracking 24 hours per day. Advanced Circuits is headquartered in Aurora, Colorado.
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
Sterno - Sterno, headquartered in Corona, California, is the parent company of Sterno LLC ("Sterno Products"), Sterno Home Inc. ("Sterno Home"), and Rimports Inc. ("Rimports"). Sterno is a leading manufacturer and marketer of portable food warming systems, creative indoor and outdoor lighting, and home fragrance solutions for the foodservice industry and consumer markets. Sterno offers a broad range of wick and gel chafing systems, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through Sterno Products, flameless candles and outdoor lighting products through Sterno Home, and scented wax cubes and warmer products used for home decor and fragrance systems through Rimports.
Our management team’s strategy for our businesses involves:
•utilizing structured incentive compensation programs tailored to each business to attract, recruit and retain talented managers to operate our businesses;
•regularly monitoring financial and operational performance, instilling consistent financial discipline, and supporting management in the development and implementation of information systems to effectively achieve these goals;
•assisting management in their analysis and pursuit of prudent organic cash flow growth strategies (both revenue and cost related);
•identifying and working with management to execute attractive external growth and acquisition opportunities; and
•forming strong subsidiary level boards of directors to supplement management in their development and implementation of strategic goals and objectives.
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
Impact of COVID-19 on Our Operations, Financial Condition, Liquidity and Results of Operations
In March 2020, the World Health Organization categorized COVID-19 as a pandemic and, during the third quarter of 2020, the COVID-19 pandemic continued to impact the Company. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration, severity and ultimate impact on our business are currently unknown. The COVID-19 pandemic led to governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, business curtailments, particularly retail operations and non-essential businesses, school closures, and other measures. In addition, governments and central banks in several parts of the world enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19. The public health situation, global response measures and corresponding impacts on various markets remain fluid and uncertain. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it is impacting our customers, employees, supply chains, and distribution networks. We experienced and expect to continue to experience reductions in customer demand in certain of our niche industrial end-markets. We expect that the government measures taken to address the spread of the virus, the reduced operational status of some of our suppliers, the reductions in production at certain facilities, and the decrease in foot traffic at many brick and mortar retail businesses may impact our operations for the remainder of 2020. The health of our team and various stakeholders is our highest priority, and we have taken multiple steps to provide support and a safe work environment.
Due to the unprecedented uncertainty as a result of the COVID-19 pandemic, in April 2020 CGM agreed to waive 50% of the second quarter management fee calculated at June 30, 2020 that was paid in July 2020. We continue to work with management at each of our businesses to reduce our controllable costs, including short-term actions to reduce labor costs, eliminating non-essential travel and reducing discretionary spending. Additionally, our businesses are proactively managing working capital and we have reduced our capital spending plan for the year, without deferring many key strategic ongoing initiatives.

2020 Outlook in Consideration of the COVID-19 Pandemic
The Company anticipates that COVID-19 will continue to have an impact on its results of operations for the remainder of 2020, including a decrease in operating income and Adjusted EBITDA as compared to the prior year at certain of our niche industrial businesses. For example, the Company expects the Sterno Products division of Sterno to be negatively impacted by the pandemic due to that division's reliance on the food service industry. However, the diversification of our portfolio of businesses has allowed us to offset the decline in operating results from the COVID-19 pandemic experienced by some of our operating segments. Driven by the strong performance at our outdoor consumer brand products, 5.11, Liberty Safe and Velocity Outdoor, and our acquisition of Marucci Sports in April 2020, our consolidated operating income, net income, operating cash flows and Adjusted EBITDA increased in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.
During 2019, the Company received an aggregate total of $771.6 million in net cash proceeds as a result of the divestitures of Manitoba Harvest and Clean Earth, as well as $111.0 million from the issuance and sale of Series C Preferred Shares. In May 2020, the Company completed a share offering of five million Trust common shares resulting in net proceeds of $83.9 million and issued an additional $200 million in our 8% Senior Notes. The Company believes that it currently has adequate liquidity and capital resources to meet its existing obligations, and quarterly distributions to its shareholders, as, and if, approved by the Board of Directors, over the next twelve months. However, if the Company’s operations are impacted more than expected during the fourth quarter of 2020 as a result of continued declining COVID-19-related economic conditions and the potential for an extended economic recession, the Company’s results of operations could be impacted more dramatically than currently anticipated and as a result, the Company’s liquidity and capital resources could be even more constrained than expected.

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
Acquisition of Marucci Sports, LLC
On March 6, 2020, the Company, through a wholly-owned subsidiary, Wheelhouse Holdings Inc., a Delaware Corporation (“Buyer”), entered into an Agreement and Plan of Merger with Marucci Sports, LLC, a Delaware limited liability company (“Marucci”), Wheelhouse Holdings Merger Sub LLC, a Delaware limited liability company and a wholly owned Subsidiary of Buyer, and, Wheelhouse 2020 LLC, a Delaware limited liability company (in its capacity as the representative of the unit holders and option holders of Marucci), pursuant to which Wheelhouse Holdings Merger Sub LLC was to be merged with and into Marucci (the “Transaction”) such that the separate existence of Wheelhouse Holdings Merger Sub LLC would cease, and Marucci would survive the Transaction as a subsidiary of Buyer. Headquartered in Baton Rouge, Louisiana, Marucci is a leading manufacturer and distributor of baseball and softball equipment. Founded in 2009, Marucci has a product portfolio that includes wood and metal bats, apparel and accessories, batting and fielding gloves and bags and protective gear.
The Buyer, via the Transaction, completed the acquisition of Marucci on April 20, 2020 for a total purchase price of approximately $200 million in cash, subject to certain adjustments based on matters such as the working capital and indebtedness balances at the time of the closing. The Company funded the purchase price using funds drawn on its 2018 Revolving Credit Facility in March 2020. The Company's initial equity ownership in Marucci is approximately 92%, as certain existing stakeholders in Marucci invested in the transaction alongside the Company.

Acquisition of Reel Holding Corp.
On September 20, 2020, the Company, through its newly formed acquisition subsidiaries, BOA Holdings Inc., a Delaware corporation (“BOA Holdings”) and BOA Parent Inc., a Delaware corporation (“Buyer”) and a wholly-owned subsidiary of BOA Holdings, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reel Holding Corp., a Delaware corporation (“BOA”) and the sole stockholder of Boa Technology, Inc., BOA Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Buyer (“Merger Sub”), and Shareholder Representative Services LLC (in its capacity as the representative of the stockholders of BOA). Pursuant to the Merger Agreement, on October 16, 2020, Merger Sub was merged with and into BOA (the “Merger”) such that the separate existence of Merger Sub ceased, and BOA survived the Merger as a wholly-owned subsidiary of Buyer. BOA, creators of the award-winning BOA® Fit System featured in performance footwear, action sports, outdoor and medical products worldwide, was founded in 2001 and is headquartered in Denver, Colorado. The total purchase price for the acquisition of BOA was $454 million (excluding working capital and certain other adjustments upon closing, and transaction costs). The Company funded the acquisition with cash on hand and a $300 million draw on its 2018 Revolving Credit Facility. The Company's initial equity ownership in BOA is approximately 82%, as certain existing stockholders in BOA invested in the transaction alongside the Company.

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
Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the three and nine months ended September 30, 2020 and September 30, 2019, and components of the results of operations as well as those components presented as a percent of net revenues, for each of our businesses on a stand-alone basis. For the acquisition of Marucci in April 2020, the pro forma results of operations for the Marucci business segment have been prepared as if we purchased that business on January 1, 2019. Where appropriate, relevant pro forma adjustments are reflected as part of the historical operating results of Marucci. We believe this is the most meaningful comparison for the operating results of acquired business segments. The consolidated results of operations reflect the operating results of Marucci from the date of acquisition.
In the first quarter of 2020, we began to see the impacts of COVID-19 on certain of our businesses, markets and operations, particularly those that were most affected by governmental “stay-at home” orders which led to reduced consumer traffic and either a closure of stores by some retailers or a focus on items that were deemed essential. The steps taken by governments to limit the spread of the virus had a negative impact on our operations in the second quarter; April and May saw a slowdown in revenue at several of our businesses, however, we experienced a rebound in June as localities began lifting restrictions. During the third quarter, some of our niche industrial businesses continued to be adversely impacted by the effect of the COVID-19 pandemic on the economy, while certain of our consumer businesses continued to experience solid demand.
The COVID-19 pandemic has had, and may continue to have, negative impacts on certain of our niche industrial businesses, results of operations, financial condition and cash flows in the near and medium term. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration, severity and ultimate impact on our business are currently unknown. The ultimate impact of COVID-19 on our business is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are highly uncertain and cannot be accurately predicted at this time. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.
All dollar amounts in the financial tables are presented in thousands. References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

Results of Operations - Consolidated
The following table sets forth our unaudited results of operations for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net revenues	$418,903	$388,313	$1,085,979	$1,063,254
Cost of revenues	265,119	251,778	695,304	684,601
Gross profit	153,784	136,535	390,675	378,653
Selling, general and administrative expense	93,036	82,027	260,850	243,736
Fees to manager	9,659	8,874	23,436	28,352
Amortization of intangibles	15,222	13,520	43,506	40,632
Impairment expense	—	33,381	—	33,381
Operating income (loss)	35,867	(1,267)	62,883	32,552
Interest expense	(12,351)	(11,525)	(32,122)	(48,424)
Amortization of debt issuance costs	(660)	(770)	(1,795)	(2,625)
Loss on sale of securities	—	(4,893)	—	(10,193)
Other income (expense)	(447)	(5,727)	(2,172)	(6,251)
Income (loss) from continuing operations before income taxes	22,409	(24,182)	26,794	(34,941)
Provision for income taxes	1,606	4,400	8,477	10,375
Income (loss) from continuing operations	$20,803	$(28,582)	$18,317	$(45,316)

Three months ended September 30, 2020 compared to three months ended September 30, 2019
Net revenues
On a consolidated basis, net revenues for the three months ended September 30, 2020 increased by approximately $30.6 million, or 7.9%, compared to the corresponding period in 2019. During the three months ended September 30, 2020 compared to 2019, we saw significant increases in net sales at Liberty ($6.5 million increase), Velocity Outdoor ($24.0 million increase), and Foam Fabricators ($5.2 million increase), while several of our other businesses saw a decrease in net sales resulting from the effects of the COVID-19 pandemic, notably Arnold ($8.3 million decrease), and Sterno ($13.7 million decrease). Our Marucci business, which we acquired in April 2020, contributed $19.6 million in net revenue during the third quarter, while the increase in Foam Fabricator's net revenue for the quarter was primarily attributable to their acquisition of Polyfoam in July 2020. Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $13.3 million during the three months ended September 30, 2020 compared to the corresponding period in 2019. Gross profit as a percentage of net revenues was approximately 36.7% in the three months ended September 30, 2020 compared to 35.2% in the three months ended September 30, 2019. We recognized $1.3 million in expense related to the amortization of the inventory step-up resulting from our purchase price allocation of Marucci Sports during the quarter. Excluding the effect of the Marucci adjustment, gross profit as a percentage of net revenues was 37.0%. The increase in gross profit as a percentage of net sales in the quarter ended September 30, 2020 as compared to the quarter ended September 30, 2019 primarily related to the increase in net revenue at our branded consumer businesses, which have higher gross margins than our niche industrial businesses. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $11.0 million during the three months ended September 30, 2020, compared to the corresponding period in 2019. $7.6 million of the increase is attributable to our Marucci business, which was acquired in the current year. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense was $3.0 million in the third quarter of 2020 and $3.3 million in the third quarter of 2019.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended September 30, 2020, we incurred approximately $9.7 million in management fees as compared to $8.9 million in fees in the three months ended September 30, 2019. The increase in Management fees is attributable to our acquisition of Marucci in April 2020, partially offset by CGM waiving the portion of the management fee attributable to the cash balances held at the Company as of September 30, 2020.
Amortization expense
Amortization expense for the three months ended September 30, 2020 increased $1.7 million as compared to the three months ended September 30, 2019 as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the preliminary purchase price allocation for Marucci.
Impairment expense
In the third quarter of 2019, we performed interim impairment testing at our Velocity business as a result of operating results below forecasts as well as a re-forecast of the Velocity business in which planned earnings and revenue fell below the forecasts of prior periods. We recognized $33.4 million in impairment expense in the quarter ended September 30, 2019 related to the Velocity interim impairment testing.
Interest expense
We recorded interest expense totaling $12.4 million for the three months ended September 30, 2020 compared to $11.5 million for the comparable period in 2019, an increase of $0.8 million. The increase in interest expense for the quarter reflects the repayment of our 2018 Term Loan during 2019 using a portion of the proceeds from the sale of Clean Earth and proceeds from the issuance of preferred shares, offset by an increase in interest expense during the current quarter related to our issuance of an additional $200 million in our 8.000% Senior Notes in May 2020.
Other income (expense)
For the quarter ended September 30, 2020, we recorded $0.4 million in other expense as compared to $5.7 million in other expense in the quarter ended September 30, 2019, a decrease in expense of $5.3 million. In the prior year, we recognized $5.0 million of expense related to the write-off of debt issuance costs due to the repayment of our 2018 Term Loan. Other income (expense) in the current quarter primarily reflects the movement in foreign currency at our businesses with international operations, and gains or (losses) realized on the sale of property, plant and equipment.
Income taxes
We had an income tax provision of $1.6 million from continuing operations during the three months ended September 30, 2020 compared to an income tax provision of $4.4 million from continuing operations during the same period in 2019. While our income from continuing operations before taxes for the quarter ended September 30, 2020 increased by approximately $46.6 million as compared to the prior year quarter ended September 30, 2019, our tax provision decreased $2.8 million as the tax provision reflects an annual effective tax rate at our subsidiaries, the effect of state and local taxes and the related allocation of income, and the losses at our parent company, which is taxed as a partnership.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019
Net revenues
On a consolidated basis, net revenues for the nine months ended September 30, 2020 increased by approximately $22.7 million, or 2.1%, compared to the corresponding period in 2019.  During the nine months ended September 30, 2020 compared to 2019, we saw increases in net sales at 5.11 ($2.8 million increase), Liberty ($13.0 million increase), and Velocity ($40.8 million increase), while our other businesses saw a decrease in net sales resulting primarily from the effects of the COVID-19 pandemic, notably Ergobaby ($9.6 million decrease), (Arnold ($14.0 million decrease), Foam Fabricators ($4.3 million decrease) and Sterno ($31.0 million decrease). Our Marucci business, which we acquired in April 2020, had net revenues of $24.8 million since the date of acquisition. Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $10.7 million during the nine months ended September 30, 2020 compared to the corresponding period in 2019. Gross profit as a percentage of net revenues was approximately 36.0% in the nine months ended September 30, 2020 compared to 35.6% in the nine months ended September 30, 2019. We recognized $4.4 million in expense related to the amortization of the inventory step-up resulting from our purchase price allocation of Marucci Sports and Foam Fabricators' acquisition of Polyfoam during the nine months ended September 30, 2020. Excluding the effect of the amortization of inventory step-up, gross profit as a percentage of net revenues was 36.4%. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $17.1 million during the nine months ended September 30, 2020, compared to the corresponding period in 2019. The increase in selling, general and administrative expense primarily relates to our acquisition of Marucci Sports during the second quarter. We incurred $2.0 million in acquisition related expenses and Marucci incurred approximately $11.7 million in selling, general and administrative expense during the period from acquisition through September 30, 2020, which includes $0.5 million in integration service fees paid to CGM. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense was $10.0 million in the first nine months of 2020 and $9.7 million in the first nine months of 2019.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the nine months ended September 30, 2020, we incurred approximately $23.4 million in management fees as compared to $28.4 million in fees in the nine months ended September 30, 2019. Concurrent with the September 2019 sale of Clean Earth, CGM agreed to waive the management fee on cash balances held at the Company, commencing with the quarter ended September 30, 2019 and continuing until the quarter during which the Company next borrowed under the 2018 Revolving Credit Facility. In March 2020, as a proactive measure to provide the Company with additional cash liquidity in light of the COVID-19 pandemic, the Company elected to draw down $200 million on our 2018 Revolving Credit Facility. The Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the Company as of March 31, 2020. Additionally, as a result of an expected decline in earnings and cash flows in the second quarter of 2020, CGM agreed to waive 50% of the management fee calculated at June 30, 2020 that was paid in July 2020. Further, for the third quarter of 2020, the Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the Company as of September 30, 2020. The result of these waivers was a decrease in the management fee during the nine months ended September 30, 2020 as compared to the same period in the prior year, despite the addition of the Marucci business in April 2020.
Amortization expense
Amortization expense for the nine months ended September 30, 2020 increased $2.9 million as compared to the nine months ended September 30, 2019 as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the preliminary purchase price allocation for Marucci.
Impairment expense
In the third quarter of 2019, we performed interim impairment testing at our Velocity business as a result of operating results below forecasts as well as a re-forecast of the Velocity business in which planned earnings and revenue fell below the forecasts of prior periods. We recognized $33.4 million in impairment expense in the quarter ended September 30, 2019 related to the Velocity interim impairment testing.
Interest expense
We recorded interest expense totaling $32.1 million for the nine months ended September 30, 2020 compared to $48.4 million for the comparable period in 2019, a decrease of $16.3 million. The decrease in interest expense for the nine months ended September 30, 2020 reflects the repayment of our 2018 Term Loan during 2019 using a portion of the proceeds from the sale of Clean Earth and proceeds from the issuance of preferred shares, offset by an increase in interest expense related to our issuance of an additional $200 million of our 8.000% Senior Notes in May 2020.
Other income (expense)
For the nine months ended September 30, 2020, we recorded $2.2 million in other expense as compared to $6.3 million in other expense in the nine months ended September 30, 2019, an increase in income of $4.1 million. In the prior year, we recognized $5.0 million of expense related to the write-off of debt issuance costs due to the repayment of our 2018 Term Loan. Other income (expense) in the current year primarily reflects the movement in foreign currency at our businesses with international operations.
Income taxes
We had an income tax provision of $8.5 million from continuing operations during the nine months ended September 30, 2020 compared to an income tax provision of $10.4 million from continuing operations during the same period in 2019. While our income from continuing operations before taxes for the nine months ended September 30, 2020 increased by approximately $61.7 million as compared to the nine months ended September 30, 2019, our tax provision decreased $1.9 million as the tax provision reflects an annual effective tax rate at our subsidiaries, the effect of state and local taxes and the related allocation of income, and the losses at our parent company, which is taxed as a partnership. Our effective tax rate for the nine months ended September 30, 2020 was 31.6% as compared to and effective tax rate of 29.7% for the nine months ended September 30, 2019.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act includes many measures to assist companies, including temporary changes to income and non-income-based tax laws, some of which were enacted under the Tax Cuts and Jobs Act (TCJA) in 2017. Some of the key income tax related provisions of the CARES Act were allowing net operating losses ("NOLs") arising in 2018, 2019 or 2020 to be carried back five years, suspending the 80% taxable income limit until 2021, and increasing the taxable income threshold for the limit on the interest deduction from 30% to 50% for tax years beginning in 2019 and 2020 and allowing taxpayers to use 2019 taxable income to calculate the 2020 limit. While several of our subsidiaries were able to take advantage of the income tax related provisions of the CARES ACT in the current year 2020, the CARES Act did not have a material impact on our consolidated financial statements. We continue to monitor any effects that may result from the CARES Act.

Results of Operations - Business Segments
Branded Consumer Businesses
5.11

	Three months ended				Nine months ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
Net sales	$98,406	100.0%	$98,053	100.0%	$281,822	100.0%	$278,978	100.0%
Gross profit	$51,264	52.1%	$48,204	49.2%	$142,842	50.7%	$136,624	49.0%
SG&A	$40,147	40.8%	$39,791	40.6%	$117,564	41.7%	$115,927	41.6%
Operating income	$8,681	8.8%	$5,977	6.1%	$17,969	6.4%	$13,388	4.8%
Three months ended September 30, 2020 compared to three months ended September 30, 2019
Net sales
Net sales for the three months ended September 30, 2020 were $98.4 million as compared to net sales of $98.1 million for the three months ended September 30, 2019, an increase of $0.4 million, or 0.4%. This increase is due to growth in e-commerce sales and new stores sales offset by the effects of the COVID-19 pandemic on store traffic in our wholesale channels and our own retail stores.
Gross profit
Gross profit as a percentage of net sales was 52.1% in the three months ended September 30, 2020 as compared to 49.2% for the three months ended September 30, 2019. Growth in gross profit was driven by channel mix as direct to consumer sales, which realize higher gross profit than wholesale sales, grew versus the prior period.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2020 was $40.1 million, or 40.8% of net sales compared to $39.8 million, or 40.6% of net sales for the comparable period in 2019. The increase in selling, general and administrative expense for the three months ended September 30, 2020 as compared to the prior year comparable period was driven by the costs associated with additional retail stores (seventy-one open in 2020 versus fifty-four open in 2019 during the comparable period), as well as additional sales and marketing spend to drive digital sales. This increase in expense was offset by management’s decision to reduce variable expenses, including payroll, travel and entertainment, and sales and marketing, a response to potential decreased sales from the effects of the COVID-19 pandemic.
Income from operations
Income from operations for the three months ended September 30, 2020 was $8.7 million, an increase of $2.7 million when compared to income from operations of $6.0 million for the same period in 2019, based on the factors described above.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019
Net sales
Net sales for the nine months ended September 30, 2020 were $281.8 million as compared to net sales of $279.0 million for the nine months ended September 30, 2019, an increase of $2.8 million, or 1.0%. This increase is due primarily to e-commerce sales growth of $18.3 million, offset by the effect of COVID-19 pandemic on store traffic in both our wholesale channel and our own retail stores.
Gross profit
Gross profit as a percentage of net sales was 50.7% in the nine months ended September 30, 2020 as compared to 49.0% for the nine months ended September 30, 2019. Growth in gross margin was driven by channel mix as direct to consumer sales, which realize a higher gross margin than wholesale sales, grew versus the prior period. The growth in gross profit for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was partially offset by additional inventory reserves and duty drawback accrual (increase in cost of goods sold) for audited duty drawback claims.

Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2020 was $117.6 million, or 41.7% of net sales compared to $115.9 million, or 41.6% of net sales for the comparable period in 2019. The increase in selling, general and administrative expense for the nine months ended September 30, 2020 as compared to the prior year comparable period was driven by the costs associated with additional retail stores (seventy-one open in 2020 versus fifty-four open in 2019 during the comparable period), as well as additional sales and marketing spend to drive digital sales.
Income from operations
Income from operations for the nine months ended September 30, 2020 was $18.0 million, an increase of $4.6 million when compared to income from operations of $13.4 million for the same period in 2019, based on the factors described above.

Ergobaby

	Three months ended				Nine months ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
Net sales	$19,478	100.0%	$23,318	100.0%	$59,171	100.0%	$68,741	100.0%
Gross profit	$12,766	65.5%	$14,808	63.5%	$38,708	65.4%	$43,599	63.4%
SG&A	$8,447	43.4%	$9,634	41.3%	$26,897	45.5%	$28,593	41.6%
Operating income	$2,363	12.1%	$3,220	13.8%	$5,943	10.0%	$9,151	13.3%
Three months ended September 30, 2020 compared to three months ended September 30, 2019
Net sales
Net sales for the three months ended September 30, 2020 were $19.5 million, a decrease of $3.8 million, or 16.5%, compared to the same period in 2019. During the three months ended September 30, 2020, international sales were approximately $13.1 million, representing a decrease of $3.7 million over the corresponding period in 2019, primarily as a result of reduced sales volume at Ergobaby's Asia-Pacific as a result of the COVID-19 pandemic. Domestic sales were $6.4 million in the third quarter of 2020, reflecting a decrease of $0.1 million compared to the corresponding period in 2019. The decrease in domestic sales was due to reduced sales through our retail and specialty account customers' stores as a result of COVID-19.
Gross profit
Gross profit as a percentage of net sales was 65.5% for the quarter ended September 30, 2020, as compared to 63.5% for the three months ended September 30, 2019. The increase in gross profit as a percentage of sales was due to the mix of products sold, reduced freight costs and the mix of sales channels.
Selling, general and administrative expense
Selling, general and administrative expense decreased $1.2 million quarter over quarter, with expense of $8.4 million, or 43.4% of net sales for the three months ended September 30, 2020 as compared to $9.6 million or 41.3% of net sales for the same period of 2019. The decrease in selling, general and administrative expense in the three months ended September 30, 2020 as compared to the comparable period in the prior year is due to reduced travel costs, favorable foreign exchange rates in the current quarter and non-recurring expenses in the third quarter of 2019.
Income from operations
Income from operations for the three months ended September 30, 2020 decreased $0.9 million, compared to the same period of 2019, based on the factors noted above.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019
Net sales
Net sales for the nine months ended September 30, 2020 were $59.2 million, a decrease of $9.6 million, or 13.9%, compared to the same period in 2019. During the nine months ended September 30, 2020, international sales were approximately $39.4 million, representing a decrease of $8.6 million over the corresponding period in 2019, primarily as a result of reduced sales volume at Ergobaby's Asia-Pacific and EMEA distributors as a result of the COVID-19 pandemic. Domestic sales were $19.7 million in the first nine months of 2020, reflecting a decrease of $1.0 million compared to the corresponding period in 2019. The decrease in domestic sales was driven by the Tula brand, primarily in the specialty account channel.
Gross profit
Gross profit as a percentage of net sales was 65.4% for the nine months ended September 30, 2020, as compared to 63.4% for the nine months ended September 30, 2019. The increase in gross profit as a percentage of sales was due to the mix of products sold, reduced freight costs and the mix of sales channels during the nine months ended September 30, 2020.
Selling, general and administrative expense
Selling, general and administrative expense decreased $1.7 million in the first nine months of 2020 as compared to the first nine months of 2019, with expense of $26.9 million, or 45.5% of net sales for the nine months ended September 30, 2020 as compared to $28.6 million or 41.6% of net sales for the same period of 2019. The decrease in selling, general and administrative expense in the nine months ended September 30, 2020 as compared to the comparable period in the prior year is a result of decreases in selling expenses, a reduction in variable expenses in response to the COVID-19 pandemic and non-recurring expenses in the nine months ended September 30, 2019.
Income from operations
Income from operations for the nine months ended September 30, 2020 decreased $3.2 million, compared to the same period of 2019, based on the factors noted above.

Liberty Safe

	Three months ended				Nine months ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
Net sales	$31,186	100.0%	$24,729	100.0%	$80,599	100.0%	$67,566	100.0%
Gross profit	$8,111	26.0%	$5,701	23.1%	$21,058	26.1%	$14,771	21.9%
SG&A	$2,250	7.2%	$2,850	11.5%	$8,402	10.4%	$8,560	12.7%
Operating income	$5,736	18.4%	$2,726	11.0%	$12,281	15.2%	$5,812	8.6%
Three months ended September 30, 2020 compared to three months ended September 30, 2019
Net sales
Net sales for the quarter ended September 30, 2020 increased approximately $6.5 million, or 26.1%, to $31.2 million, compared to the corresponding quarter ended September 30, 2019. Non-Dealer sales were approximately $15.4 million in the three months ended September 30, 2020 as compared to $15.2 million in the quarter ended September 30, 2019. The increase in Non-Dealer sales of $0.2 million or 1.3% is attributable to the continued strong performance at sporting goods retailers, which more than offset a decline in net sales in the Farm and Fleet account category during the quarter as a result of sell in of product to a new large Farm and Fleet customer in the third quarter of 2019. Dealer sales totaled approximately $15.8 million in the three months ended September 30, 2020 compared to $9.5 million in the same period in 2019, representing an increase of $6.3 million or 66.3%. The increase in Dealer sales reflects the higher demand for safes that we believe correlate to a large increase in firearm purchases over the prior year.

Gross profit
Gross profit as a percentage of net sales totaled approximately 26.0% and 23.1% for the quarters ended September 30, 2020 and September 30, 2019, respectively. The increase in gross profit as a percentage of net sales during the three months ended September 30, 2020 compared to the same period in 2019 is primarily attributable to favorable manufacturing variances as a result of increased production volume, and a decrease in material costs in the third quarter of 2020 as compared to the third quarter of 2019 when domestic steel prices were trending higher as a result of steel tariffs.
Selling, general and administrative expense
Selling, general and administrative expense was $2.3 million for the three months ended September 30, 2020 as compared to $2.9 million in selling, general and administrative expense in the three months ended September 30, 2019. The decrease in selling, general and administrative expense in the third quarter of 2020 is due to spending reductions in advertising and promotion in an effort to manage demand for safes. Selling, general and administrative expense represented 7.2% of net sales in the three months ended September 30, 2020 and 11.5% of net sales for the same period of 2019.
Income from operations
Income from operations increased during the three months ended September 30, 2020 to $5.7 million, as compared to $2.7 million in the corresponding period in 2019. This increase was a result of the factors noted above.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019
Net sales
Net sales for the nine months ended September 30, 2020 increased approximately $13.0 million, or 19.3%, to $80.6 million, compared to the nine months ended September 30, 2019. Non-Dealer sales were approximately $36.6 million in the nine months ended September 30, 2020 as compared to $31.0 million in the nine months ended September 30, 2019. The increase in Non-Dealer sales of $5.6 million or 18.1% is attributable to a new customer in the Farm and Fleet channel as well as increased sales at sporting goods retailers during 2020, despite the shutdown of retail stores resulting from stay at home orders issued by local governments. Dealer sales totaled approximately $44.0 million in the nine months ended September 30, 2020 compared to $36.6 million in the same period in 2019, representing an increase of $7.4 million or 20.2%. The increase in Dealer sales reflects the higher demand for safes that we believe correlate to a large increase in firearm purchases over the prior year.
Gross profit
Gross profit as a percentage of net sales totaled approximately 26.1% and 21.9% for the nine months ended September 30, 2020 and September 30, 2019, respectively. The increase in gross profit as a percentage of net sales during the nine months ended September 30, 2020 compared to the same period in 2019 is primarily attributable to favorable manufacturing variances as a result of increased production volume, and a decrease in material costs in the first nine months of 2020 as compared to the first nine months of 2019 when domestic steel prices were trending higher as a result of steel tariffs.
Selling, general and administrative expense
Selling, general and administrative expense was $8.4 million for the nine months ended September 30, 2020 compared to $8.6 million for the nine months ended September 30, 2019. Selling, general and administrative expense represented 10.4% of net sales in the nine months ended September 30, 2020 and 12.7% of net sales for the nine months ended September 30, 2019.
Income from operations
Income from operations increased during the nine months ended September 30, 2020 to $12.3 million, as compared to $5.8 million in the corresponding period in 2019. This increase was a result of the factors noted above.

Marucci Sports
In the following results of operations, we provide comparative pro forma results of operations for Marucci for the three and nine months ended September 30, 2020 and 2019 as if we had acquired the business on January 1, 2019. The results of operations that follows include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. The operating results for Marucci have been included in the consolidated results of operation from the date of acquisition through September 30, 2020.

	Three months ended				Nine months ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
			Pro forma		Pro forma		Pro forma
Net sales	$19,551	100.0%	$14,946	100.0%	$47,308	100.0%	$49,987	105.7%
Gross profit	$10,688	54.7%	$8,417	56.3%	$22,843	48.3%	$26,823	53.7%
SG&A	$7,612	38.9%	$6,180	41.3%	$23,607	49.9%	$21,171	42.4%
Amortization expense	$1,686	8.6%	$1,654	11.1%	$4,996	10.6%	$4,962	9.9%
Operating income (loss)	$1,265	6.5%	$458	3.1%	$(6,135)	(13.0)%	$315	0.6%
Pro forma results of operations include the following pro form adjustments as if we had acquired Marucci January 1, 2019:
•Depreciation expense associated with the increase in depreciable lives of capital assets of $0.2 million for the nine months ended September 30, 2020, and $0.2 million and $0.7 million, respectively, for the three and nine months ended September 30, 2019.
•Amortization expense associated with the intangible assets recorded in connection with the purchase price allocation for Marucci of $1.2 million for the nine months ended September 30, 2020, and $1.5 million and $4.6 million, respectively, for the three and nine months ended September 30, 2019.
•Management fees that would have been payable to the Manager during each period.
Three months ended September 30, 2020 compared to pro forma three months ended September 30, 2019
Net sales
Net sales for the three months ended September 30, 2020 were $19.6 million, an increase of $4.6 million as compared to net sales of $14.9 million for the three months ended September 30, 2019. The increase in net sales during the three months ended September 30, 2020 was primarily due to Marucci’s launch of its CAT9 line of aluminum and composite bats during the third quarter of 2020. Following the economic slowdown resulting from COVID-19 pandemic, baseball participation returned sooner than expected, which also contributed to the increase in sales period over period.
Gross profit
Gross profit for the quarter ended September 30, 2020 increased $2.3 million as compared to the three months ended September 30, 2019. The cost of sales for the three months ended September 30, 2020 includes $1.3 million related to the amortization of the inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the inventory step-up, the gross profit as a percentage of net sales for the three months ended September 30, 2020 was 61.1%, as compared to gross profit as a percentage of sales of 56.3% for the three months ended September 30, 2019.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2020 was $7.6 million, or 38.9% of net sales compared to $6.2 million, or 41.3% of net sales for the three months ended September 30, 2019. Selling, general and administrative expense for the three months ended September 30, 2020 includes $0.5 million in in integration service fees paid to CGM. The remainder of the increase in selling, general and administrative expense for the three months ended September 30, 2020 correlates to the increase in net sales, with increases in credit card expenses, royalties, commissions, business development fees, and other variable expenses.
Income from operations
Income from operations for the three months ended September 30, 2020 was $1.3 million, an increase of $0.8 million when compared to income from operations of $0.5 million for the same period in 2019, primarily as a result of the factors noted above.

Pro forma nine months ended September 30, 2020 compared to pro forma nine months ended September 30, 2019
Net sales
Net sales for the nine months ended September 30, 2020 were $47.3 million, a decrease of $2.7 million as compared to net sales of $50.0 million for the nine months ended September 30, 2019. During 2020, Marucci was affected by the economic slowdown resulting from the COVID-19 pandemic with baseball and softball seasons postponed in the spring and early summer throughout much of the United States. Marucci's “brick and mortar” retail partners were forced to close as a result of the pandemic thus Marucci did not receive fill-in orders during this period. As a result, sales of aluminum and wood bats were significantly less in the first and second quarter of 2020 when compared to the same period last year. Additionally, Major League Baseball postponed their season eliminating the need for wood bats to be purchased for the professional season. During June 2020, Marucci began to see demand pick up as the baseball and softball seasons began and in August 2020, the Company launched its CAT9 line of aluminum and composite bats. With the success of this launch, the demand pickup continued during the third quarter of 2020.
Gross profit
Gross profit for the nine months ended September 30, 2020 decreased $4.0 million as compared to the nine months ended September 30, 2019. Gross profit as a percentage of sales was 48.3% for the nine months ended September 30, 2020 as compared to 53.7% for the nine months ended September 30, 2019. The cost of sales for the nine months ended September 30, 2020 includes $4.3 million related to the amortization of inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the inventory step-up, the gross profit as a percentage of net sales for the nine months ended September 30, 2020 was 57.3%.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2020 was $23.6 million, or 49.9% of net sales compared to $21.2 million, or 42.4% of net sales for the nine months ended September 30, 2019. Selling, general and administrative expense for the nine months ended September 30, 2020 includes $2.0 million in acquisition related costs that were expensed at the close of the Marucci acquisition, and $0.5 million in integration service fees paid to CGM. Excluding the effect of the acquisition costs and integration service fees, selling, general and administrative expense for the nine months ended September 30, 2020 was $21.1 million, which is consistent with the expense in the nine months ended September 30, 2019.
Loss (income) from operations
Loss from operations for the nine months ended September 30, 2020 was $6.1 million, a decrease of $6.5 million when compared to income from operations of $0.3 million for the same period in 2019, primarily as a result of the factors noted above.

Velocity Outdoor

	Three months ended				Nine months ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
Net sales	$70,629	100.0%	$46,647	100.0%	$148,240	100.0%	$107,395	100.0%
Gross profit	$23,680	33.5%	$13,633	29.2%	$44,433	30.0%	$30,451	28.4%
SG&A	$10,210	14.5%	$5,747	12.3%	$23,313	15.7%	$17,491	16.3%
Impairment expense	$—	—%	$33,381	71.6%	$—	—%	$33,381	31.1%
Operating income (loss)	$11,062	15.7%	$(27,902)	(59.8)%	$13,896	9.4%	$(27,635)	(25.7)%

Three months ended September 30, 2020 compared to three months ended September 30, 2019
Net sales
Net sales for the three months ended September 30, 2020 were $70.6 million, an increase of $24.0 million or 51.4%, compared to the same period in 2019. The increase in net sales for the three months ended September 30, 2020 is primarily due to significant increase in consumer demand for our Crosman products along with new crossbows being launched by our Ravin product line.
Gross profit
Gross profit for the quarter ended September 30, 2020 increased $10.0 million as compared to the quarter ended September 30, 2019. Gross profit as a percentage of net sales was 33.5% for the three months ended September 30, 2020 as compared to 29.2% in the three months ended September 30, 2019. The increase in gross profit as a percentage of net sales was primarily attributable to favorable sales product mix of airguns, archery equipment and consumables.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2020 was $10.2 million, or 14.5% of net sales compared to $5.7 million, or 12.3% of net sales for the three months ended September 30, 2019. The increase in selling, general and administrative expense for the three months ended September 30, 2020 is primarily related to volume driven expenses that correlate to the increase in sales, as well as additional investments in marketing.
Income (loss) from operations
Income from operations for the three months ended September 30, 2020 was $11.1 million, an increase of $39.0 million when compared to loss from operations of $27.9 million for the same period in 2019. Velocity recognized impairment expense of $33.4 million in the third quarter of 2019 after determining that interim impairment testing was necessary in the prior year. The increase in operating income in the three months ended September 30, 2020 reflects the factors noted above, and the effect of the impairment expense on the operating income for the three months ended September 30, 2019.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019
Net sales
Net sales for the nine months ended September 30, 2020 were $148.2 million, an increase of $40.8 million or 38.0%, compared to the same period in 2019. The increase in net sales for the nine months ended September 30, 2020 is due to a significant increase in customer demand that we have experienced in the current year reflecting consumer focus on outdoor branded products, as well as the introduction of several new products during 2020.
Gross profit
Gross profit for the nine months ended September 30, 2020 increased $14.0 million as compared to the nine months ended September 30, 2019. Gross profit as a percentage of net sales was 30.0% for the nine months ended September 30, 2020 as compared to 28.4% in the nine months ended September 30, 2019. The increase in gross profit as a percentage of net sales was primarily attributable to product and customer mix.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2020 was $23.3 million, or 15.7% of net sales compared to $17.5 million, or 16.3% of net sales for the nine months ended September 30, 2019. The increase in selling, general and administrative expense for the nine months ended September 30, 2020 is primarily related to volume driven expenses that correlate to the increase in sales, as well as additional investments in marketing.
Income from operations
Income from operations for the nine months ended September 30, 2020 was $13.9 million, an increase of $41.5 million when compared to loss from operations of $27.6 million for the same period in 2019. Velocity recognized impairment expense of $33.4 million in the third quarter of 2019 after determining that interim impairment testing was necessary in the prior year. The increase in operating income in the nine months ended September 30, 2020 reflects the factors noted above, and the effect of the impairment expense on the operating income for the nine months ended September 30, 2019.

Niche Industrial Businesses
Advanced Circuits

	Three months ended				Nine months ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
Net sales	$22,771	100.0%	$21,897	100.0%	$67,423	100.0%	$67,405	100.0%
Gross profit	$10,252	45.0%	$9,964	45.5%	$30,360	45.0%	$31,029	46.0%
SG&A	$3,853	16.9%	$3,627	16.6%	$11,490	17.0%	$11,155	16.5%
Operating income	$6,205	27.2%	$6,122	28.0%	$18,272	27.1%	$19,087	28.3%
Three months ended September 30, 2020 compared to three months ended September 30, 2019
Net sales
Net sales for the three months ended September 30, 2020 were $22.8 million, an increase of approximately $0.9 million or 4.0% compared to the three months ended September 30, 2019. The increase in net sales in the quarter ended September 30, 2020 as compared to the quarter ended September 30, 2019 was primarily attributable to increased sales in Quick-Turn Production by approximately $0.9 million, Quick-Turn Small-Run by approximately $0.3 million, Subcontract by approximately $0.5 million, and decreased promotional allowances of approximately $0.1 million, partially offset by decreases in Assembly of approximately $0.7 million, and Long-Lead Time PCBs by approximately $0.3 million.
Gross profit
Gross profit as a percentage of net sales decreased 50 basis points during the three months ended September 30, 2020 compared to the corresponding period in 2019 (45.0% at September 30, 2020 compared to 45.5% at September 30, 2019) primarily as a result of sales mix.
Selling, general and administrative expense
Selling, general and administrative expense was approximately $3.9 million in the three months ended September 30, 2020 as compared to $3.6 million for the three months ended September 30, 2019. Selling, general and administrative expense represented 16.9% of net sales for the three months ended September 30, 2020 and 16.6% of net sales in the corresponding period in 2019.
Income from operations
Income from operations for the three months ended September 30, 2020 was approximately $6.2 million compared to $6.1 million in the same period in 2019, an increase of approximately $0.1 million, principally as a result of the factors described above.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019
Net sales
Net sales for the both the nine months ended September 30, 2020 and the nine months ended September 30, 2019 were $67.4 million. For the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, Quick-Turn Production increased by approximately $1.4 million, Subcontract increased by approximately $0.1 million, and promotional allowances decreased by approximately $0.6 million. This was offset by decreases in Assembly of approximately $1.3 million, Long-Lead Time of approximately $0.6 million, and Quick-Turn Small-Run by approximately $0.1 million.
Gross profit
Gross profit as a percentage of net sales decreased 100 basis points during the nine months ended September 30, 2020 compared to the corresponding period in 2019 (45.0% for the nine months ended September 30, 2020 compared to 46.0% for the nine months September 30, 2019) primarily as a result of sales mix.

Selling, general and administrative expense
Selling, general and administrative expense was approximately $11.5 million in the nine months ended September 30, 2020 as compared to $11.2 million and the nine months ended September 30, 2019. Selling, general and administrative expense represented 17.0% of net sales for the nine months ended September 30, 2020 compared to 16.5% of net sales in the corresponding period in 2019.
Income from operations
Income from operations for the nine months ended September 30, 2020 was approximately $18.3 million compared to $19.1 million in the same period in 2019, a decrease of approximately $0.8 million, principally as a result of the factors described above.

Arnold

	Three months ended				Nine months ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
Net sales	$22,619	100.0%	$30,895	100.0%	$76,447	100.0%	$90,404	100.0%
Gross profit	$4,989	22.1%	$8,334	27.0%	$19,051	24.9%	$23,425	25.9%
SG&A	$4,549	20.1%	$4,718	15.3%	$13,645	17.8%	$14,205	15.7%
Operating income (loss)	$(495)	(2.2)%	$2,681	8.7%	$2,601	3.4%	$6,385	7.1%
Three months ended September 30, 2020 compared to three months ended September 30, 2019
Net sales
Net sales for the three months ended September 30, 2020 were approximately $22.6 million, a decrease of $8.3 million compared to the same period in 2019. International sales were $8.7 million in the three months ended September 30, 2020 and $12.7 million in the three months ended September 30, 2019. The decrease in net sales is primarily a result of softness in the commercial aerospace, oil and gas and advertising specialty markets caused by the global COVID-19 pandemic.
Gross profit
Gross profit for the three months ended September 30, 2020 was approximately $5.0 million compared to approximately $8.3 million in the same period of 2019. Gross profit as a percentage of net sales decreased to 22.1% for the quarter ended September 30, 2020 from 27.0% in the quarter ended September 30, 2019 principally due to the lower volume in the markets as noted above, partially offset by improved operating efficiencies.
Selling, general and administrative expense
Selling, general and administrative expense in the three month period ended September 30, 2020 was $4.5 million, a decrease in expense of approximately $0.2 million compared to $4.7 million for the three months ended September 30, 2019. The decrease in selling, general and administrative expense was due to lower staffing related costs and lower travel and meeting expense partially offset by increased redundancy costs and pension costs as well as increased legal expenses. Selling, general and administrative expense was 20.1% of net sales in the three months ended September 30, 2020 and 15.3% in the three months ended September 30, 2019 due to the lower sales volume.
Income (loss) from operations
Loss from operations for the three months ended September 30, 2020 was approximately $0.5 million, a decrease of $3.2 million when compared to the same period in 2019, as a result of the factors noted above.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019
Net sales
Net sales for the nine months ended September 30, 2020 were approximately $76.4 million, a decrease of $14.0 million compared to the same period in 2019. International sales were $28.7 million in the nine months ended September 30, 2020 and $36.6 million in the nine months ended September 30, 2019. The decrease in net sales is primarily a result of softness in the commercial aerospace, oil and gas and advertising specialty markets caused by the global COVID-19 pandemic.
Gross profit
Gross profit for the nine months ended September 30, 2020 was approximately $19.1 million compared to approximately $23.4 million in the same period of 2019. Gross profit as a percentage of net sales decreased to 24.9% for the nine months ended September 30, 2020 from 25.9% in the nine months ended September 30, 2019 principally due to product mix, partially offset by improved operating efficiencies.
Selling, general and administrative expense
Selling, general and administrative expense in the nine month period ended September 30, 2020 was $13.6 million, a decrease in expense of approximately $0.6 million compared to $14.2 million for the nine months ended September 30, 2019. The decrease in selling, general and administrative expense was due to lower staffing related costs and lower travel and meeting expense partially offset by increased redundancy costs, bad debt reserves due to the adoption of the new credit loss accounting standard and increased legal expenses. Selling, general and administrative expense was 17.8% of net sales in the nine months ended September 30, 2020 and 15.7% in the nine months ended September 30, 2019 due to the lower sales volume.
Income from operations
Income from operations for the nine months ended September 30, 2020 was approximately $2.6 million, a decrease of $3.8 million when compared to the same period in 2019, as a result of the factors noted above.

Foam Fabricators

	Three months ended				Nine months ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
Net sales	$36,526	100.0%	$31,304	100.0%	$89,338	100.0%	$93,634	100.0%
Gross profit	$11,184	30.6%	$8,928	28.5%	$27,165	30.4%	$26,772	28.6%
SG&A	$4,134	11.3%	$2,541	8.1%	$9,264	10.4%	$8,023	8.6%
Operating income	$4,759	13.0%	$4,141	13.2%	$11,118	12.4%	$12,011	12.8%
Three months ended September 30, 2020 compared to three months ended September 30, 2019
Net sales
Net sales for the quarter ended September 30, 2020 were $36.5 million, an increase of $5.2 million, or 16.7%, compared to the quarter ended September 30, 2019. The increase in net sales during the quarter was primarily due to the acquisition of Polyfoam in July 2020.
Gross profit
Gross profit as a percentage of net sales was 30.6% and 28.5% for the three months ended September 30, 2020 and 2019, respectively. The increase in gross profit as a percentage of net sales in the quarter ended September 30, 2020 was primarily due to the decreasing price of expanded polystyrene ("EPS") resin. A majority of Foam Fabricator's products are made with EPS resin, an oil and natural gas derived polymer with an added expansion agent, therefore raw material costs will fluctuate based on the price of oil and natural gas.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2020 was $4.1 million as compared to $2.5 million for the three months ended September 30, 2019, an increase of $1.6 million. The selling, general and administrative expense in the third quarter of 2020 includes $0.3 million in transaction costs related to Foam Fabricators' acquisition of Polyfoam in the third quarter. The remainder of the increase in selling, general and administrative expense was primarily due to the acquisition of Polyfoam.
Income from operations
Income from operations was $4.8 million in the three months ended September 30, 2020, an increase of $0.6 million as compared to the three months ended September 30, 2019, based on the factors noted above.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019
Net sales
Net sales for the nine months ended September 30, 2020 were $89.3 million, a decrease of $4.3 million, or 4.6%, compared to the nine months ended September 30, 2019. The decrease in net sales during the first nine months of 2020 was due to a slow-down in the appliance and automotive customer sectors, as well as a general slow-down across other customer segments in April and May, as a result of the effect of the COVID-19 pandemic on our customers' operations. While most of our customer sectors saw improved performance beginning in June, the appliance and automotive sectors continued to see a slowdown in sales through the end of the second quarter. During the third quarter of 2020, appliance sales continued to trend lower versus the prior year due to lower demand and supply chain and labor constraints resulting from the COVID-19 pandemic.
Gross profit
Gross profit as a percentage of net sales was 30.4% and 28.6% for the nine months ended September 30, 2020 and 2019, respectively. The increase in gross profit as a percentage of net sales in the nine months ended September 30, 2020 was primarily due to the decreasing price of expanded polystyrene ("EPS") resin. A majority of Foam Fabricator's products are made with EPS resin, an oil and natural gas derived polymer with an added expansion agent, therefore raw material costs will fluctuate based on the price of oil and natural gas.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2020 was $9.3 million as compared to $8.0 million for the nine months ended September 30, 2019, an increase of $1.2 million. Selling, general and administrative expense for the nine months ended September 30, 2019 included $0.3 million in integration service fees paid to CGM, while the nine months ended September 30, 2020 included $0.2 million in transaction costs related to Foam Fabricators' acquisition of Polyfoam in July 2020. The remainder of the increase in selling, general and administrative expense was primarily due to the acquisition of Polyfoam during the third quarter.
Income from operations
Income from operations was $11.1 million in the nine months ended September 30, 2020 as compared to $12.0 million in the nine months ended September 30, 2019, a decrease of $0.9 million based on the factors noted above.
Sterno

	Three months ended				Nine months ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
Net sales	$97,737	100.0%	$111,470	100.0%	$258,132	100.0%	$289,131	100.0%
Gross profit	$20,849	21.3%	$26,969	24.2%	$56,645	21.9%	$71,989	24.9%
SG&A	$8,797	9.0%	$9,855	8.8%	$26,605	10.3%	$30,109	10.4%
Operating income	$7,674	7.9%	$12,724	11.4%	$16,906	6.5%	$28,821	10.0%
Three months ended September 30, 2020 compared to three months ended September 30, 2019
Net sales
Net sales for the three months ended September 30, 2020 were approximately $97.7 million, a decrease of $13.7 million, or 12.3%, compared to the same period in 2019. The net sales variance reflects a decrease in sales at Sterno Products and Sterno Home as a result of the effect of COVID-19 on the food service and retail industries during 2020, partially offset by favorable sales volume at Rimports of wax and essential oils in the third quarter of 2020. We expect the food service industry to continue to be negatively impacted for the remainder of 2020 by COVID-19.
Gross profit
Gross profit as a percentage of net sales decreased from 24.2% for the three months ended September 30, 2019 to 21.3% for the same period ended September 30, 2020. The decrease in gross profit in the third quarter of 2020 as compared to the third quarter of 2019 was attributable to product mix, with lower margin sales in the third quarter of 2020, higher freight and tariff costs.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2020 was approximately $8.8 million as compared to $9.9 million for the three months ended September 30, 2019, a decrease of $1.1 million, reflecting lower salaries, commissions, and various cost savings initiatives implemented to address the effects of decreased demand from COVID-19. Selling, general and administrative expense represented 9.0% of net sales for the three months ended September 30, 2020 and 8.8% for the three months ended September 30, 2019.
Income from operations
Income from operations for the three months ended September 30, 2020 was approximately $7.7 million, a decrease of $5.1 million compared to the three months ended September 30, 2019 based on the factors noted above.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019
Net sales
Net sales for the nine months ended September 30, 2020 were approximately $258.1 million, a decrease of $31.0 million, or 10.7%, compared to the same period in 2019. The net sales variance reflects a decrease in sales at Sterno Products and Sterno Home as a result of the effect of COVID-19 on the food service and retail industries beginning in the latter half of March, partially offset by favorable sales volume at Rimports of wax and essential oils during 2020. We expect the food service industry to continue to be negatively impacted for the remainder of 2020 by COVID-19.
Gross profit
Gross profit as a percentage of net sales was 21.9% for the nine months ended September 30, 2020 as compared to 24.9% for the nine months ended September 30, 2019. The decrease in gross profit during 2020 as compared to 2019 was attributable to product mix, with lower margin sales in 2020, higher freight and tariff costs.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2020 was approximately $26.6 million as compared to $30.1 million for the nine months ended September 30, 2019, a decrease of $3.5 million, reflecting lower salaries, commissions, and various cost savings initiatives implemented to address the effects of decreased demand from COVID-19. Selling, general and administrative expense represented 10.3% of net sales for the nine months ended September 30, 2020 and 10.4% for the nine months ended September 30, 2019.
Income from operations
Income from operations for the nine months ended September 30, 2020 was approximately $16.9 million, a decrease of $11.9 million compared to the nine months ended September 30, 2019 based on the factors noted above.

Liquidity and Capital Resources
Liquidity
At September 30, 2020, we had approximately $176.8 million of cash and cash equivalents on hand, an increase of $76.5 million as compared to the year ended December 31, 2019. In May 2020, we completed an offering of 5,000,000 Trust common shares for net proceeds, after deducting the underwriter's discount and offering costs, of approximately $83.9 million. Also in May 2020, we issued $200 million in additional Senior Notes. We used $200 million of the proceeds from the common share offering and issuance of additional Senior Notes to pay down the outstanding amount on our 2018 Revolving Credit Facility. Subsequent to the end of the quarter, we completed the acquisition of BOA for a total purchase price of $454 million (excluding working capital and certain other adjustments upon closing, and transaction costs). The Company funded the acquisition of BOA with cash on hand and a $300 million draw on its 2018 Revolving Credit Facility. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. The change in cash and cash equivalents is as follows:

Operating Activities:

	Nine months ended
(in thousands)	September 30, 2020	September 30, 2019
Cash provided by operating activities	$112,872	$31,584

For the nine months ended September 30, 2020, cash flows provided by operating activities totaled approximately $112.9 million, which represents a $81.3 million increase compared to cash provided by operating activities of $31.6 million during the nine-month period ended September 30, 2019. The increase in cash flows in 2020 is attributable to an increase in income from continuing operations in the nine months ended September 30, 2020, driven by strong performance at our 5.11, Liberty and Velocity businesses, and a significant increase in cash provided by working capital. In the prior year, the Company incurred interest expense related to the 2018 Term Loan, which we paid off in the third and fourth quarter of 2019 using the proceeds from the sale of Clean Earth and our Series C Preferred Share Offering. The payoff of the 2018 Term Loan, partially offset by the increase in interest expense related to $200 million in our 8% Senior Notes issued in May 2020, resulted in a decrease in our interest expense in the first nine months of 2020 as compared to the first nine months of 2019 by approximately $16.3 million. In the prior year, we also recognized a loss of $10.2 million related to the sale of common shares received as part of the consideration for the sale of Manitoba Harvest. Cash provided by operating activities for working capital for the nine months ended September 30, 2020 was $10.4 million, as compared to cash used in operating activities for working capital of $28.6 million for the nine months ended September 30, 2019. The increase in cash provided by working capital in the current year primarily reflects steps our businesses have taken to conserve cash in the current economy.
Investing Activities:

	Nine months ended
(in thousands)	September 30, 2020	September 30, 2019
Cash (used in) provided by investing activities	$(236,502)	$760,148

Cash flows used in investing activities for the nine months ended September 30, 2020 totaled $236.5 million, compared to cash provided by investing activities of $760.1 million in the same period of 2019. Cash provided by investing activities in the prior year primarily related to the proceeds received from the sale of our Manitoba Harvest and Clean Earth businesses, while investing activities in the nine months ended September 30, 2020 reflect the acquisition of Marucci Sports in April 2020. Our spending on capital expenditures was consistent year over year, with $20.1 million in capital expenditures in the nine months ended September 30, 2020 and $22.0 million in capital expenditures in the nine months ended September 30, 2019. We expect capital expenditures for the full year of 2020 to be approximately $28 million to $33 million, which reflects a reduction in our capital spending from the December 31, 2019 expectation in response to the expected effect of COVID-19 on our cash flows.
Financing Activities:

	Nine months ended
(in thousands)	September 30, 2020	September 30, 2019
Cash provided by (used in) financing activities	$200,395	$(557,118)

Cash flows provided by financing activities totaled approximately $200.4 million during the nine months ended September 30, 2020 compared to cash flows used in financing activities of $557.1 million during the nine months ended September 30, 2019. Financing activities in both periods reflect the payment of our common and preferred share distributions, with a $6.3 million increase in the preferred share distribution as a result of the issuance of our Series C Preferred Shares in November 2019. In the prior year, we used the proceeds from our sale of Manitoba Harvest and Clean Earth to repay amounts outstanding under our 2018 Revolving Credit Facility and 2018 Term Loan, while in the current year, we completed a common share offering and the issuance of $200 million in Senior Notes, resulting in net proceeds of $285.9 million. A portion of the proceeds received from the issuance of Senior Notes and common share offering were used to pay down the amount outstanding on our 2018 Revolving Credit facility. During the nine months ended September 30, 2020, we also made a distribution to the Allocation Member of $9.1 million related to the five year Holding event for our Sterno business.
Intercompany Debt
A component of our acquisition financing strategy that we utilize in acquiring the businesses we own and manage is to provide both equity capital and debt capital, raised at the parent level through our existing credit facility. Our strategy of providing intercompany debt financing within the capital structure of the businesses that we acquire and manage allows us the ability to distribute cash to the parent company through monthly interest payments and amortization of the principal on these intercompany loans. Each loan to our businesses has a scheduled maturity and each business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity. Certain of our businesses have paid down their respective intercompany debt balances through the cash flow generated by these businesses and we have recapitalized, and expect to continue to recapitalize, these businesses in the normal course of our business. The recapitalization process involves funding the intercompany debt using either cash on hand at the parent or our applicable Credit Facility, and serves the purpose of optimizing the capital structure at our subsidiaries and providing the noncontrolling shareholders with a distribution on their ownership interest in a cash flow positive business. All of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at September 30, 2020.
As of September 30, 2020, we had the following outstanding loans due from each of our businesses:

(in thousands)
5.11	$170,765
Ergobaby	$30,041
Liberty	$37,657
Marucci	$39,625
Velocity Outdoor	$101,140
Advanced Circuits	$51,283
Arnold	$74,180
Foam Fabricators	$87,087
Sterno	$236,846

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
We had $598.8 million in net availability under the 2018 Revolving Credit Facility at September 30, 2020. The outstanding borrowings under the 2018 Revolving Credit Facility include $1.2 million of outstanding letters of credit at September 30, 2020.

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
The following table reflects required and actual financial ratios as of September 30, 2020 included as part of the affirmative covenants in our 2018 Credit Facility.

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Consolidated Fixed Charge Coverage Ratio	Greater than or equal to 1.50:1.0	5.28:1.0
Consolidated Senior Secured Leverage Ratio	Less than or equal to 3.50:1.0	0.00:1.0
Consolidated Total Leverage Ratio	Less than or equal to 5.00:1.0	1.83:1.0
Interest Expense
The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Nine months ended September 30,
	2020	2019
Interest on credit facilities	$685	$20,225
Interest on Senior Notes	30,400	24,000
Unused fee on Revolving Credit Facility	1,148	1,393
Amortization of bond premium/ original issue discount	(139)	397
Unrealized loss on interest rate derivative (1)	—	3,486
Other interest expense	235	211
Interest income	(207)	(1,288)
Interest expense, net	$32,122	$48,424

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
The following table provides the effective interest rate of the Company’s outstanding long-term debt at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
Senior Notes	7.92%	$600,000	8.00%	$400,000
Unamortized premiums and debt issuance costs		(7,893)		(5,555)
Long-term debt		$592,107		$394,445

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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Nine months ended September 30, 2020
	Corporate	5.11	Ergobaby	Liberty	Marucci Sports	Velocity Outdoor	ACI	Arnold	Foam	Sterno	Consolidated
Net income (loss)	$(10,535)	$5,515	$1,837	$7,119	$(5,344)	$4,245	$10,980	$(1,719)	$4,188	$2,131	$18,417
Adjusted for:
Provision (benefit) for income taxes	—	(55)	2,265	2,357	(2,351)	1,386	2,878	(56)	1,891	162	8,477
Interest expense, net	31,971	43	—	—	6	102	—	—	—	—	32,122
Intercompany interest	(51,429)	10,770	1,818	2,748	1,194	6,945	4,176	4,300	5,290	14,188	—
Depreciation and amortization	467	16,033	6,152	1,294	8,031	9,651	1,980	5,040	9,473	17,251	75,372
EBITDA	(29,526)	32,306	12,072	13,518	1,536	22,329	20,014	7,565	20,842	33,732	134,388
Gain on sale of business	(100)	—	—	—	—	—	—	—	—	—	(100)
Other (income) expense	3	1,398	—	(4)	(46)	1,048	126	(1)	(438)	86	2,172
Noncontrolling shareholder compensation	—	1,870	748	22	361	1,287	372	34	771	651	6,116
Acquisition expenses and other	—	—	—	—	2,042	—	—	—	273	—	2,315
Integration services fee	—	—	—	—	500	—	—	—	—	—	500
Other	—	—	598	—	—	—	—	—	—	—	598
Management fees	19,651	750	375	375	222	375	375	375	563	375	23,436
Adjusted EBITDA	$(9,972)	$36,324	$13,793	$13,911	$4,615	$25,039	$20,887	$7,973	$22,011	$34,844	$169,425

Adjusted EBITDA
Nine months ended September 30, 2019
	Corporate	5.11	Ergobaby	Liberty	Marucci Sports	Velocity Outdoor	ACI	Arnold	Foam	Sterno	Consolidated
Net income (loss) (1)	$292,440	$(1,071)	$4,251	$1,404		$(35,242)	$11,035	$(132)	$3,383	$8,819	$284,887
Adjusted for:
Provision (benefit) for income taxes	—	742	2,248	1,058		(2,198)	2,934	1,679	1,492	2,420	10,375
Interest expense, net	48,247	2	—	—		173	(1)	(1)	—	4	48,424
Intercompany interest	(61,609)	13,500	2,640	3,278	Not Applicable	8,484	5,029	4,777	6,675	17,226	—
Loss on debt extinguishment	5,038	—	—	—		—	—	—	—	—	5,038
Depreciation and amortization	1,333	16,037	6,566	1,248		9,937	1,830	4,883	9,258	16,793	67,885
EBITDA	285,449	29,210	15,705	6,988		(18,846)	20,827	11,206	20,808	45,262	416,609
Gain on sale of businesses	(330,203)	—	—	—		—	—	—		—	(330,203)
Other (income) expense	91	(92)	(11)	10		968	(22)	(3)	256	16	1,213
Noncontrolling shareholder compensation	—	1,742	620	(15)		86	167	32	767	866	4,265
Impairment expense	—	—	—	—		33,381	—	—	—	—	33,381
Loss on sale of investment	10,193	—	—	—		—	—	—	—	—	10,193
Integration services fee	—	—	—	—		—	—	—	281	—	281
Other	—	—	—	266		—	58	—	—	—	324
Management fees	24,789	750	375	375		375	375	375	563	375	28,352
Adjusted EBITDA	$(9,681)	$31,610	$16,689	$7,624		$15,964	$21,405	$11,610	$22,675	$46,519	$164,415

(1) Net income (loss) does not include loss from discontinued operations for the nine months ended September 30, 2019.

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

	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Net income	$18,417	$301,788
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	73,578	78,413
Impairment expense	—	33,381
Gain on sale of businesses	(100)	(330,203)
Amortization of debt issuance costs, discount and premium	1,656	3,022
Unrealized loss on interest rate hedge	—	3,486
Noncontrolling shareholder charges	6,116	6,204
Provision for loss on receivables	4,374	2,786
Deferred taxes	(3,352)	(14,538)
Other	1,776	5,961
Changes in operating assets and liabilities	10,407	(58,716)
Net cash provided by operating activities	112,872	31,584
Plus:
Unused fee on revolving credit facility	1,148	1,393
Integration services fee (1)	500	281
Successful acquisition costs	2,315	596
Realized loss from foreign currency (2)	—	363
Loss on sale of Tilray Common Stock	—	10,193
Changes in operating assets and liabilities	—	58,716
Less:
Payment of interest rate swap	—	675
Changes in operating assets and liabilities	10,407	—
Maintenance capital expenditures: (3)
Compass Group Diversified Holdings LLC	—	—
5.11	897	1,547
Advanced Circuits	354	1,126
Arnold	2,761	2,874
Clean Earth	—	3,495
Ergobaby	374	583
Foam Fabricators	1,518	1,387
Liberty	438	720
Marucci Sports	220	—
Sterno	1,061	932
Velocity Outdoor	2,743	2,096
Other	3,776	2,301
Preferred share distribution	17,633	11,344
Estimated cash flow available for distribution and reinvestment	$74,653	$74,046

Distribution paid in April 2020/2019	$(21,564)	$(21,564)
Distribution paid in July 2020/2019	(23,364)	(21,564)
Distribution paid in October 2020/2019	(23,364)	(21,564)
	$(68,292)	$(64,692)
(1) Represents fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership, payable quarterly.
(2) Reflects the foreign currency transaction gain or loss resulting from the Canadian dollar intercompany loans issued to Manitoba Harvest.
(3)    Represents maintenance capital expenditures that were funded from operating cash flow, net of proceeds from the sale of property, plant and equipment, and excludes growth capital expenditures of approximately $9.7 million for the nine months ended September 30, 2020 and $10.7 million for the nine months ended September 30, 2019.
Seasonality
Earnings of certain of our operating segments are seasonal in nature due to various recurring events, holidays and seasonal weather patterns, as well as the timing of our acquisitions during a given year. Historically, the third and fourth quarter produce the highest net sales during our fiscal year.
Related Party Transactions
Management Services Agreement
We entered into the MSA with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for the Company in exchange for a management fee paid quarterly and equal to 0.5% of the Company's adjusted net assets, as defined in the MSA. Concurrent with the June 2019 sale of Clean Earth (refer to Note C - Discontinued Operations), CGM agreed to waive the management fee on cash balances held at the Company, commencing with the quarter ended June 30, 2019 and continuing until the quarter during which the Company next borrowed under the 2018 Revolving Credit Facility. In March 2020, as a proactive measure to provide the Company with additional cash liquidity in light of the COVID-19 pandemic, the Company elected to draw down $200 million on our 2018 Revolving Credit Facility. The Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the Company as of March 31, 2020. In addition, as a result of an expected decline in earnings and cash flows in the second quarter of 2020, CGM agreed to waive 50% of the management fee calculated at June 30, 2020 that was paid in July 2020. Further, for the third quarter of 2020, the Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the Company as of September 30, 2020.
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

5.11 - Related Party Vendor Purchases
5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the three and nine months ended September 30, 2020, 5.11 purchased approximately $0.7 million and $2.3 million, respectively, in inventory from the vendor.
Profit Allocation Payments
October 2019 represented the five-year anniversary of the Company's acquisition of Sterno, which qualified as a Holding Event under the Company's LLC Agreement (the "Sterno Holding Event"). During the first quarter of 2020, the Company declared and paid a distribution of $9.1 million to the Allocation Member related to the Sterno Holding

Event. The ten-year anniversary of Liberty occurred in March 2020 which represented a Holding Event. The holders of the Allocation Interests elected to defer the distribution of $3.3 million until after the end of 2020. The ten-year anniversary of Ergo occurred in September 2020 which represented a Holding Event. The Holders elected to defer the distribution of $2.0 million until after the end of 2020.
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
The table below summarizes the payment schedule of our contractual obligations at September 30, 2020:

(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$865,233	$24,000	$96,000	$97,233	$648,000
Operating lease obligations (2)	133,114	4,841	52,393	32,424	43,456
Purchase obligations (3)	767,926	192,371	288,114	287,441	—
Total (4)	$1,766,273	$221,212	$436,507	$417,098	$691,456

(1)Reflects amounts due under our 2018 Credit Facility, as well as our Senior Notes, together with interest on our debt obligations.
(2)Reflects various operating leases for office space, manufacturing facilities and equipment from third parties with various lease terms.
(3)Reflects non-cancelable commitments as of September 30, 2020, including: (i) shareholder distributions of $110.4 million; (ii) estimated management fees of $30.9 million per year over the next five years; and (iii) other obligations including amounts due under employment agreements. Distributions to our shareholders are approved by our board of directors each quarter. The amount ultimately approved as future quarterly distributions may differ from the amount included in this schedule.
(4)The contractual obligation table does not include approximately $1.1 million in liabilities associated with unrecognized tax benefits as of September 30, 2020 as the timing of the recognition of this liability is not certain. The amount of the liability is not expected to significantly change in the next twelve months.
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
2019 Interim Impairment Testing - As a result of operating results below forecasts as well as a re-forecast of the Velocity business in which planned earnings and revenue fell below the forecasts of prior periods, we determined that a triggering event had occurred at Velocity Outdoor in the third quarter of 2019. We performed goodwill impairment testing at Velocity as of September 30, 2019. For the quantitative impairment test at Velocity, we utilized an income approach. Cash flow projections are based on management's estimate of revenue growth rates and operating margins, and take into consideration industry and market conditions as well as company specific economic factors. We used a weighted average cost of capital of 12.2% in the income approach. The discount rate used was based on the weighted average cost of capital adjusted for the relevant risk associated with business specific characteristics and Velocity's ability to execute on the projected cash flows. Based on the results of the impairment test, the fair value of Velocity did not exceed the carrying value, indicating that the goodwill at Velocity is impaired. The difference between the carrying value and fair value of the Velocity business was $32.9 million, which the Company recorded as impairment expense during the year ended December 31, 2019.
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

ITEM 4. CONTROLS AND PROCEDURES
As required by Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15(b), Holdings’ Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2020. Based on that evaluation, the Holdings’ Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of September 30, 2020.

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

ITEM 1A. RISK FACTORS
The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and should not be considered the only risks to which we are exposed. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition. We believe there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.

+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Regular Trustee
Date: October 28, 2020
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: October 28, 2020

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