Form 10-K
period 2020-12-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2021-02-24
CIK 1345126, 1345122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 001-34927

Compass Diversified Holdings
(Exact name of registrant as specified in its charter)

Delaware	57-6218917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Commission File Number: 001-34926

Compass Group Diversified Holdings LLC
(Exact name of registrant as specified in its charter)

Delaware	20-3812051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Riverside Avenue, Second Floor	Westport,	CT	06880

(Address of principal executive office)			(Zip Code)
(203) 221-1703
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Shares representing beneficial interests in Compass Diversified Holdings (“common shares”)	CODI	New York Stock Exchange
Series A Preferred Shares representing beneficial interests in Compass Diversified Holdings	CODI PR A	New York Stock Exchange
Series B Preferred Shares representing beneficial interests in Compass Diversified Holdings	CODI PR B	New York Stock Exchange
Series C Preferred Shares representing beneficial interests in Compass Diversified Holdings	CODI PR C	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrants are collectively a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☑
The aggregate market value of the outstanding common shares of trust stock held by non-affiliates of Compass Diversified Holdings at June 30, 2020 was $993,189,869 based on the closing price on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates. There were 64,900,000 common shares of trust stock without par value outstanding at February 19, 2021.
Documents Incorporated by Reference
Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2021 Annual Meeting of Shareholders is incorporated by reference into Part III.

NOTE TO READER
In reading this Annual Report on Form 10-K, references to:
•the “Trust” and “Holdings” refer to Compass Diversified Holdings;
•the “Company” refer to Compass Group Diversified Holdings LLC;
•“businesses”, “operating segments”, “subsidiaries” and “reporting units” all refer to, collectively, the businesses controlled by the Company;
•the “Manager” refer to Compass Group Management LLC (“CGM”);
•the “Trust Agreement” refer to the Second Amended and Restated Trust Agreement of the Trust dated as of December 6, 2016;
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
•the “LLC Agreement” refer to the fifth amended and restated operating agreement of the Company dated as of December 6, 2016;
•“we”, “us” and “our” refer to the Trust, the Company and the businesses together.

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
•our ability to remove our Manager and our Manager’s right to resign;
•our trust and organizational structure, which may limit our ability to meet our dividend and distribution policy;
•our ability to service and comply with the terms of our indebtedness;
•our cash flow available for distribution and our ability to make distributions in the future to our shareholders;
•our ability to pay the management fee, and profit allocation when due;
•our ability to make and finance future acquisitions;
•our ability to implement our acquisition and management strategies;
•the regulatory environment in which our businesses operate;
•trends in the industries in which our businesses operate;
•changes in general economic or business conditions or economic or demographic trends in the United States and other countries in which we have a presence, including changes in interest rates and inflation;
•risks associated with possible disruption in operations or the economy generally due to terrorism or natural disaster or social, civil or political unrest;
•environmental risks affecting the business or operations of our businesses;
•our and our Manager’s ability to retain or replace qualified employees of our businesses and our Manager;
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

PART I

ITEM 1. BUSINESS
Compass Diversified Holdings, a Delaware statutory trust (“Holdings”, or the “Trust”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company (the “Company”), was also formed on November 18, 2005. The Trust and the Company (collectively, “CODI”) were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The Trust is the sole owner of 100% of the Trust Interests, as defined in our LLC Agreement, of the Company. Pursuant to the LLC Agreement, the Trust owns an identical number of Trust Interests in the Company as exist for the number of outstanding shares of the Trust. Accordingly, our shareholders are treated as beneficial owners of Trust Interests in the Company and, as such, are currently subject to tax under partnership income tax provisions.
The Company is the operating entity with a board of directors whose corporate governance responsibilities are similar to that of a Delaware corporation. The Company’s board of directors oversees the management of the Company and our businesses and the performance of Compass Group Management LLC (“CGM” or our “Manager”). Certain persons who are employees and partners of our Manager receive a profit allocation as beneficial owners of 45.0% through Sostratus LLC of the Allocation Interests in us, as defined in our LLC Agreement.
Overview
We acquire controlling interests in and actively manage businesses that we believe (i) operate in industries with long-term macroeconomic growth opportunities, (ii) have positive and stable cash flows, (iii) face minimal threats of technological or competitive obsolescence, and (iv) have strong management teams largely in place.
Our unique public structure provides investors with an opportunity to participate in the ownership and growth of companies which have historically been owned by private equity firms, wealthy individuals or families. We offer investors a unique opportunity to own a diverse group of leading middle-market businesses in the branded-industrial and niche-consumer sectors.
Our disciplined approach to our target markets provides opportunities to methodically purchase attractive businesses at values that are accretive to our shareholders. For sellers of businesses, our unique financial structure allows us to acquire businesses efficiently with little or no third party financing contingencies and, following acquisition, to provide our businesses with substantial access to growth capital. In addition, our model and ample liquidity allows us to acquire businesses at any point across economic cycles, ensuring that we are able to act quickly when the opportunity presents itself to do so and that we’re not paralyzed when markets are volatile.
We believe that private company operators and corporate parents looking to sell their business units may consider us an attractive purchaser because of our ability to:
•provide ongoing strategic and financial support for their businesses, including professionalization of our subsidiaries at scale;
•maintain a long-term outlook as to the ownership of those businesses where such an outlook is required for maximization of our shareholders’ return on investment; and
•consummate transactions efficiently without being dependent on third-party transaction financing.
In particular, we believe that our outlook on length of ownership and active management on our part may alleviate the concern that many private company operators and parent companies may have with regard to their businesses going through multiple sale processes in a short period of time. We believe this outlook reduces both the risk that businesses may be sold at unfavorable points in the overall market cycle and enhances our ability to develop a comprehensive strategy to grow the earnings and cash flows of each of our businesses. Traditional private equity managers are often pressured to transact in markets characterized by rich valuations, abundant credit and fund life-related pressures. With no pre-defined investment periods to drive our strategy, we can remain patient and disciplined in our conservative, low leverage approach to capital deployment and avoid the “moral hazard” faced by other private equity managers.
Finally, it has been our experience, that our ability to acquire businesses without the cumbersome delays and conditions typical of third party transactional financing is appealing to sellers of businesses who are interested in confidentiality, speed and certainty to close.

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
In terms of the businesses in which we have a controlling interest as of December 31, 2020, we believe that these businesses have strong management teams, operate in strong markets with defensible market niches and environmental, social and governance ("ESG") tailwinds, and maintain long-standing customer relationships.
We categorize the businesses we own into two separate groups (i) branded consumer businesses and, (ii) niche industrial businesses. Branded consumer businesses are those businesses that we believe capitalize on a valuable brand name in their respective market sector. We believe that our branded consumer businesses are leaders in their particular product categories. Niche industrial businesses are those businesses that focus on manufacturing and selling products and industrial services within a specific market sector. We believe that our niche industrial businesses are leaders in their specific market sectors.
The following is a brief summary of the businesses in which we own a controlling interest at December 31, 2020:
Branded Consumer Businesses

5.11
5.11 ABR Corp. ("5.11") is a leading provider of purpose-built technical apparel and gear for law enforcement, firefighters, EMS, and military special operations as well as outdoor and adventure enthusiasts. 5.11 is a brand known for innovation and authenticity, and works directly with end users to create purpose-built apparel, footwear and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide. Headquartered in Irvine, California, 5.11 operates sales offices and distribution centers globally, and 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and on 511tactical.com. We made loans to and purchased a controlling interest in 5.11 for approximately $408.2 million in August 2016. We currently own 97.6% of the outstanding stock of 5.11 on a primary basis and 88.1% on a fully diluted basis.
BOA
BOA Holdings Inc. ("BOA") creator of the revolutionary, award-winning, patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, hiking/trekking, golf, running, court sports, workwear as well as headwear and medical bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides creating a superior alternative to laces, buckles, Velcro, and other traditional closure mechanisms. Each unique BOA configuration is engineered for fast, effortless, precision fit, and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has offices in Austria, Greater China, South Korea, and Japan. We made loans to, and acquired a controlling interest in, BOA on October 16, 2020 for approximately $454.3 million. We currently own 81.9% of the outstanding stock of BOA on a primary basis and 74.8% on a fully diluted basis.
Ergobaby
Ergobaby Carrier, Inc. (“Ergobaby”), headquartered in Los Angeles, California, is dedicated to building a global community of confident parents with smart, ergonomic solutions that enable and encourage bonding between parents and babies. Ergobaby offers a broad range of award-winning baby carriers, strollers, swaddlers, nursing pillows, and related products that fit into families’ daily lives seamlessly, comfortably and safely. We made loans to, and purchased a controlling interest in, Ergobaby on September 16, 2010 for approximately $85.2 million. We currently own 81.4% of the outstanding stock of Ergobaby on a primary basis and 72.6% on a fully diluted basis.
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
Marucci Sports
Marucci Sports, LLC ("Marucci Sports" or "Marucci") is a leading designer, manufacturer, and marketer of premium wood and metal baseball bats, fielding gloves, batting gloves, bags, protective gear, sunglasses, on and off-field apparel, and other baseball and softball equipment used by professional and amateur athletes. Marucci also develops and licenses franchises for sports training facilities. We made loans to, and purchased a controlling interest in, Marucci Sports on April 20, 2020 for approximately $198.9 million. Marucci is headquartered in Baton Rouge, Louisiana. We currently own 92.2% of the outstanding stock of Marucci Sports on a primary basis and 83.8% on a fully diluted basis.
Velocity Outdoor
Velocity Outdoor Inc. ("Velocity Outdoor" or "Velocity") (formerly Crosman Corp.) is a leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices and related accessories. Velocity Outdoor offers its products under the highly recognizable Crosman, Benjamin, LaserMax, Ravin and CenterPoint brands that are available through national retail chains, mass merchants, dealer and distributor networks. The airgun product category consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Velocity Outdoor's other primary product categories are archery, with products including CenterPoint crossbows and the Pioneer Airbow, consumables, which includes steel and plastic BBs, lead pellets and CO2 cartridges, lasers for firearms, and airsoft products. We made loans to, and purchased a controlling interest in, Velocity Outdoor on June 2, 2017 for approximately $150.4 million. In September 2018, Velocity acquired Ravin Crossbows, LLC ("Ravin" or "Ravin Crossbows"), a manufacturer and innovator of crossbows and accessories. Ravin primarily focuses on the higher-end segment of the crossbow market and has developed significant intellectual property related to the advancement of crossbow technology. Velocity Outdoor is headquartered in Bloomfield, New York. We currently own 99.3% of the outstanding stock of Velocity Outdoor on a primary basis and 88.0% on a fully diluted basis.
Niche Industrial Businesses
Advanced Circuits
Compass AC Holdings, Inc. (“Advanced Circuits” or “ACI”), headquartered in Aurora, Colorado, is a provider of small-run, quick-turn and volume production rigid printed circuit boards, or “PCBs”, throughout the United States. PCBs are a vital component of virtually all electronic products. The small-run and quick-turn portions of the PCB industry are characterized by customers requiring high levels of responsiveness, technical support and timely delivery. We made loans to, and purchased a controlling interest in, Advanced Circuits, on May 16, 2006 for approximately $81.0 million. We currently own 71.8% of the outstanding stock of Advanced Circuits on a primary basis and 67.6% on a fully diluted basis.
Arnold
AMT Acquisition Corp. ("Arnold") serves a variety of markets including aerospace and defense, general industrial, motorsport/ automotive, oil and gas, medical, energy, reprographics and advertising specialties. Over the course of more than 100 years, Arnold has successfully evolved and adapted its products, technologies, and manufacturing presence to meet the demands of current and emerging markets. Arnold produces high performance permanent magnets (PMAG), precision foil products (Precision Thin Metals or "PTM"), and flexible magnets (Flexmag™) that are mission critical in motors, generators, sensors and other systems and components. Arnold has expanded globally and built strong relationships with its customers worldwide. Arnold is the largest and, we believe, the most technically advanced U.S. manufacturer of engineered magnetic systems. Arnold is headquartered in Rochester, New York. We made loans to, and purchased a controlling interest in, Arnold on March 5, 2012 for approximately $128.8 million. We currently own 96.7% of the outstanding stock of Arnold on a primary basis and 81.1% on a fully diluted basis.
Foam Fabricators
Foam Fabricators Inc. ("Foam Fabricators"), headquartered in Scottsdale, Arizona, is a designer and manufacturer of custom molded protective foam solutions and OEM components made from expanded polystyrene (EPS) and other expanded polymers. Foam Fabricators provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building products and others. Foam Fabricators’ molded foam solutions offer shock and vibration protection, surface protection, temperature control, resistance to water absorption and vapor transmission and other protective properties critical for shipping small, delicate items, heavy equipment or temperature-sensitive goods. Foam Fabricators operates 14 molding and fabricating facilities across North America, creating a geographic footprint of strategically located manufacturing plants to efficiently serve national customer accounts. We acquired Foam Fabricators on February 15, 2018 for a purchase price of approximately $253.4 million. We currently own 100.0% of the outstanding stock of Foam Fabricators on a primary basis and 91.5% on a fully diluted basis.
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
2020 Distributions
Common shares - For the 2020 fiscal year we declared distributions to our common shareholders totaling $1.44 per share.
Preferred shares - For the 2020 fiscal year we declared distributions to our preferred shareholders totaling $1.8125 per share on our Series A Preferred Shares, $1.96875 per share on our Series B Preferred Shares and $1.96875 per share on our Series C Preferred Shares.
Tax Reporting
Information returns will be filed by the Trust and the Company with the Internal Revenue Service ("IRS"), as required, with respect to income, gain, loss, deduction and other items derived from the Company’s activities. The Company has and will file a partnership return with the IRS and intends to issue a Schedule K-1 to the trustee. The trustee intends to provide information to each holder of shares using a monthly convention as the calculation period. For 2020, the Trust will file a Form 1065 and issue Schedule K-1 to shareholders. For 2020, we expect to deliver the Schedule K-1 to shareholders within the same time frame as we delivered the schedule to shareholders for the 2019 and 2018 taxable years. The relevant and necessary information for tax purposes is readily available electronically through our website. Each holder will be deemed to have consented to provide relevant information, and if the shares are held through a broker or other nominee, to allow such broker or other nominee to provide such information as is reasonably requested by us for purposes of complying with our tax reporting obligations.

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

The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. In addition, copies of such reports, and amendments thereto, are available free of charge through our website at http://www.ir.compassequity.com as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC.

Organizational Structure (1)

Public Shareholders (2)
Path Spirit Limited (2)
83.6%
CGI Magyar Holdings LLC
13.0%
Compass Diversified Holdings "Trust"
Sostratus LLC (3) "Sostratus"
Compass Group Diversified Holdings LLC "Company"
Compass Group Management LLC (4) "Manager"
5.11
BOA
Ergobaby
Marucci Sports
Liberty
Velocity Outdoor
ACI
Arnold
Foam Fabricators
Sterno

1)	The percentage holdings shown in respect to the trust reflect the ownership of the Trust common shares as of December 31, 2020.

2)	Path Spirit Limited is the ultimate controlling person of CGI Maygar LLC. CGI Maygar Holdings, LLC owns approximately 13.0% of the Trust common shares and is our single largest holder. Our non-affiliated holders of common shares own approximately 83.6% of the Trust common shares. The remaining 3.4% of Trust common shares are owned by our Directors and Officers. Mr. Sabo, our Chief Executive Officer, is not a director, officer or member of CGI Maygar Holdings, LLC or any of its affiliates.

3)
45.0% beneficially owned by certain persons who are employees and partners of our Manager. C. Sean Day, the Chairman of our Board of Directors, CGI and the former founding partners of the Manager, are non-managing members.

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
See Part III, Item 13, “Certain Relationships and Related Party Transactions, and Director Independence.”
Market Opportunity
We acquire and actively manage small and middle market businesses. We characterize small to middle market businesses as those that generate annual cash flows of up to $75 million per year. We believe that the acquisition market for these businesses is highly fragmented and often provides opportunities to purchase at more attractive prices and achieve better outcomes for our shareholders. We believe this is driven by the following factors:
•third-party financing for these acquisitions is often less available or terms are less favorable for the borrower;
•sellers of these businesses frequently consider non-economic factors, such as legacy or the effect of the sale on their employees;
•these businesses are more likely to be sold outside of an auction process or as part of a limited process; and
•"add-on" acquisitions can often be completed at attractive multiples of cash flow.
Frequently, opportunities exist to support and augment existing management at such businesses and improve the performance of these businesses upon their acquisition through active management. We are business builders rather than asset traders. In the past, our management team has acquired businesses that were owned by entrepreneurs or large corporate parents. In these cases, our management team has frequently found opportunities to profitably invest in areas of the acquired businesses beyond levels that existed at the time of acquisition. In addition, our management team has frequently found that processes such as financial reporting and management information systems of acquired businesses may be improved, leading to improvements in reporting and operations and ultimately earnings and cash flow. Finally, our management team often acts as a business development arm for our businesses to pursue organic or external growth strategies that may not have been pursued by their previous owners.
Our Strategy
CODI’s permanent capital structure enables us to invest in people, processes, culture, and growth opportunities that drive transformational change. We have two primary strategies that we use to support long-term value creation. First, we focus on growing the earnings and cash flow from our acquired businesses and help them professionalize at scale. We believe that the scale and scope of our businesses give us a diverse base of cash flow upon which to further build. Second, we identify, perform due diligence on, negotiate and consummate additional platform acquisitions of small to middle market businesses in attractive industry sectors in accordance with acquisition criteria established by the board of directors.

Management Strategy
Our management strategy involves the proactive financial and operational management of the businesses we own in order to increase cash flows and shareholder value. Our Manager oversees and supports the management teams of each of our businesses by, among other things:
•recruiting and retaining talented managers to operate our businesses using structured incentive compensation programs, including non-controlling equity ownership, tailored to each business;
•regularly monitoring financial and operational performance, instilling consistent financial discipline, and supporting management in the development and implementation of information systems to effectively achieve these goals;
•identifying and aligning with external policy and performance tailwinds such as those influenced by growing climate, health, and social justice concerns (and similar environmental, social and governance ("ESG") drivers);
•assisting management in their analysis and pursuit of prudent organic growth strategies;
•identifying and working with management to execute attractive external growth and acquisition opportunities;
•assisting management in controlling and right-sizing overhead costs;
•nurturing an internal culture of transparency, alignment, accountability and governance, including regular reporting;
•professionalizing our subsidiaries at scale; and
•forming strong subsidiary level boards of directors to supplement management in their development and implementation of strategic goals and objectives.
Specifically, while our businesses have different growth opportunities and potential rates of growth, we expect our Manager to work with the management teams of each of our businesses to increase the value of, and cash generated by, each business through various initiatives, including:
•making selective capital investments to expand geographic reach, increase capacity, or reduce manufacturing costs of our businesses;
•investing in product research and development for new products, processes or services for customers;
•improving and expanding existing sales and marketing programs;
•pursuing reductions in operating costs through improved operational efficiency or outsourcing of certain processes and products; and
•consolidating or improving management of certain overhead functions.
Our businesses typically acquire and integrate complementary businesses. We believe that complementary add-on acquisitions improve our overall financial and operational performance by allowing us to:
•leverage manufacturing and distribution operations;
•leverage branding and marketing programs, as well as customer relationships;
•add experienced management or management expertise;
•increase market share and penetrate new markets; and
•realize cost synergies by allocating the corporate overhead expenses of our businesses across a larger number of businesses and by implementing and coordinating improved management practices.
Acquisition Strategy
Our acquisition strategy is to acquire businesses that we expect to produce stable and growing earnings and cash flow. In this respect, we expect to make platform acquisitions in industries other than those in which our businesses currently operate if we believe an acquisition presents an attractive opportunity. We believe that attractive opportunities will continue to present themselves, as private sector owners seek to monetize their interests in long-standing and privately-held businesses and large corporate parents seek to dispose of their “non-core” operations.
Our ideal acquisition candidate has the following characteristics:
•is a leading branded consumer or niche industrial company headquartered in North American;
•maintains highly defensible position in the markets it serves and with customers;

•operates in an industry with favorable long-term macroeconomic trends;
•has a strong management team, either currently in place or previously identified, and meaningful incentives;
•has low technological and/or product obsolescence risk; and
•maintains a diversified customer and supplier base.
We benefit from our Manager’s ability to identify potential diverse acquisition opportunities in a variety of industries. In addition, we rely upon our management team’s experience and expertise in researching and valuing prospective target businesses, as well as negotiating the ultimate acquisition of such target businesses. In particular, because there may be a lack of information available about these target businesses, which may make it more difficult to understand or appropriately value such target businesses, on our behalf, our Manager:
•engages in a substantial level of internal and third-party due diligence;
•critically evaluates the target management team;
•identifies and assesses any financial and operational strengths and weaknesses of the target business;
•analyzes comparable businesses to assess financial and operational performances relative to industry competitors;
•actively researches and evaluates information on the relevant industry; and
•thoroughly negotiates appropriate terms and conditions of any acquisition.
The process of acquiring new businesses is both time-consuming and complex. Our management team historically has taken from two to twenty-four months to perform due diligence, negotiate and close acquisitions. Although our management team is at various stages of evaluating several transactions at any given time, there may be periods of time during which our management team does not recommend any new acquisitions to us. Even if an acquisition is recommended by our management team, our board of directors may not approve it.
A component of our acquisition financing strategy that we utilize in acquiring the businesses we own and manage is to provide both equity capital and debt capital, raised at the parent company level largely through our existing credit facility. We believe, and it has been our experience, that having the ability to finance our acquisitions with capital resources raised by us, rather than negotiating separate third-party financing, provides us with an advantage in successfully acquiring attractive businesses by minimizing delay and closing conditions that are often related to acquisition-specific financings. In addition, our strategy of providing this intercompany debt financing within the capital structure of the businesses we acquire and manage allows us the ability to distribute cash to the parent company through monthly interest payments and amortization of principle on these intercompany loans.
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
Strategic Advantages
Based on the experience of our management team and its ability to identify and negotiate acquisitions, we believe we are well-positioned to acquire additional businesses. Our management team has strong relationships with business brokers, investment and commercial bankers, accountants, attorneys and other potential sources of acquisition opportunities. In addition, our management team has a successful track record of acquiring and managing small-to-middle market businesses in various industries. In negotiating these acquisitions, we believe our management team has been able to successfully navigate complex situations surrounding acquisitions, including corporate spin-offs, transitions of family-owned businesses, management buy-outs and reorganizations.
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
Valuation and Due Diligence
When evaluating businesses or assets for acquisition, our management team performs rigorous due diligence and a financial evaluations process including an evaluation of the operations of the target business and the outlook for its industry. While valuation of a business is a subjective process, we define valuations under a variety of analyses, including:
•discounted cash flow analyses;
•evaluation of trading values of comparable companies;
•expected value matrices; and
•examination of comparable recent transactions.
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
Environmental, Social and Governance Practices
In the last few years, companies, investors and policymakers have focused more attention on — and have made investments in — companies that are considered leaders in ESG practices. Another way to think about ESG practices is to consider them, collectively, to be long-term performance factors designed to enable real owners to oversee their investments and balance the needs of important stakeholders in doing so. That same concept is mirrored in Compass Diversified’s business model: by bringing the virtues of private-equity-style holdings to public markets — including to individual investors who would not otherwise have access — we are helping to democratize market access while preserving professional oversight protections.
It is not just by chance that our long-term, do-good-by-doing-well, real owners approach is reflected in the companies we back with our investments, which, among them, provide products and services that support:
•medical and first responder needs;
•education programs;

•outdoor health and recreational pursuits; and
•e-commerce and technology providers.
In addition, a number of our portfolio companies have created robust recycling and responsible sourcing programs, strong human capital management and diversity, equity and inclusion ("DEI") programs. We believe each of these creates long-term financial sustainability as well as making our shared world a better place.
Our long-term responsible approach is also reflected in how we manage ourselves. We have been and remain committed to being a responsible partner to our subsidiaries and are proud stewards of corporate citizenship.
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
The 2018 Credit Facility provides for letters of credit under the 2018 Revolving Credit Facility in an aggregate face amount not to exceed $100 million outstanding at any time, as well as swing line loans of up to $25 million outstanding at one time. At no time may the (i) aggregate principal amount of all amounts outstanding under the Revolving Credit Facility, plus (ii) the aggregate amount of all outstanding letters of credit and swing line loans, exceed the borrowing availability under the 2018 Credit Facility. At December 31, 2020, we had outstanding letters of credit totaling approximately $1.3 million. The borrowing availability under the 2018 Revolving Credit Facility at December 31, 2020 was approximately $291.7 million.
The 2018 Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries. (See "Note I - Debt" to the consolidated financial statements for more detail regarding our 2018 Credit Facility).
Senior Notes
On April 18, 2018, we consummated the issuance and sale of $400 million aggregate principal amount of our 8.00% Senior Notes due 2026 (the "Senior Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. We used the net proceeds from the sale of the Senior Notes to repay debt under our existing credit facilities in connection with a concurrent refinancing transaction described above. The Senior Notes were issued pursuant to an indenture, dated as of April 18, 2018 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The Senior Notes bear interest at the rate of 8.000% per annum and will mature on May 1, 2026. Interest on the Senior Notes is payable in cash on May 1st and November 1st of each year, beginning on November 1, 2018. On May 7, 2020, we consummated the issuance and sale of $200 million aggregate principal amount of its 8.000% Senior Notes due 2026 (the "Additional Notes"). The proceeds from the Additional Notes were used to pay down the amount outstanding on the Company's 2018 Revolving Credit Facility. The Senior Notes and Additional Notes are general senior unsecured obligations of the Company and are not guaranteed by our subsidiaries.

Equity Financing
Trust Common Shares
The Trust is authorized to issue 500,000,000 Trust common shares and the Company is authorized to issue a corresponding number of LLC interests. The Company will, at all times have an equal amount of LLC interests outstanding as Trust shares. At December 31, 2020, there were 64.9 million Trust common shares outstanding.
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
The following table represents the percentage of net revenue and operating income each of our businesses contributed to our consolidated results since the date of acquisition for the years ended December 31, 2020, 2019 and 2018, and the total assets of each of our businesses as a percentage of the consolidated total as of December 31, 2020 and 2019.

	Net Revenue			Operating Income (1)			Total Assets
	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2020	2019	2018	2020	2019	2018	2020	2019

Branded Consumer:
5.11	25.7%	26.8%	25.6%	21.7%	20.9%	3.6%	19.2%	26.6%
BOA	1.6%	n/a	n/a	(0.7)%	n/a	n/a	20.2%	n/a
Ergobaby	4.8%	6.2%	6.7%	3.8%	9.7%	10.5%	6.1%	8.5%
Liberty Safe	7.2%	6.6%	6.1%	12.2%	7.9%	5.4%	3.4%	4.5%
Marucci Sports	2.8%	n/a	n/a	(3.1)%	n/a	n/a	8.0%	n/a
Velocity Outdoor	13.8%	10.2%	9.7%	18.0%	(25.3)%	4.4%	9.9%	12.7%
	56.0%	49.8%	48.1%	51.8%	13.2%	23.9%	66.8%	52.3%
Niche Industrial:
Advanced Circuits	5.6%	6.3%	6.8%	16.5%	23.9%	24.0%	3.6%	4.8%
Arnold Magnetics	6.3%	8.3%	8.7%	1.5%	7.8%	6.8%	4.4%	6.2%
Foam Fabricators	8.3%	8.4%	8.4	11.5%	13.3%	10.0	10.6%	13.4%
Sterno	23.7%	27.3%	28.1%	18.6%	41.7%	35.3%	14.3%	19.8%
	44.0%	50.2%	51.9%	48.2%	86.8%	76.1%	32.9%	44.3%
Corporate	—	—	—	—	—	—	0.3%	3.4%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Operating income (loss) reflected is as a percentage of the total contributed by the businesses and does not include expenses incurred at the corporate level.
Branded Consumer Businesses
5.11
Overview
5.11 is a leading provider of purpose-built technical apparel and gear for law enforcement, firefighters, EMS, and military special operations as well as outdoor and adventure enthusiasts. 5.11 is a brand known for innovation and authenticity, and works directly with end users to create purpose-built apparel, footwear and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide. Headquartered in Irvine, California, 5.11 operates sales offices and distribution centers globally. 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and through e-commerce channels, including 511tactical.com.
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
In 2011, 5.11’s corporate headquarters was relocated from Modesto, California to Irvine, California. In 2012, 5.11 acquired the assets of Beyond Clothing LLC, a technical survival systems outerwear company located in Seattle, Washington. We acquired a majority interest in 5.11 on August 31, 2016.

Industry
5.11 participates in the global professional and consumer soft goods market for tactical gear and apparel; the addressable global soft goods market was estimated by management to be approximately $79 billion.
The domestic professional public safety market for tactical soft goods was estimated by management to be a $1.7 billion market consisting of sales to active-duty military, law enforcement, private security, fire, corrections officers and EMS. The addressable domestic work wear and consumer wear markets were estimated by management to be $4.3 billion and $13.2 billion, respectively.
The international professional public safety market for tactical soft goods was estimated by management to be a $11.7 billion market. The addressable international work wear and consumer wear markets were estimated by management to be $11.4 billion and $36.3 billion, respectively.
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
5.11’s core product offerings and suggested average retail prices are listed below:
•Pants and Shorts (Men’s and Women’s) - $37.99 to $269.99
•Woven Tops (Men’s and Women’s) - $39.99 to $269.99
•Outerwear (Men’s and Women’s) - $34.99 to $449.99
•Footwear (Men’s and Women’s) - $79.99 to $219.99
•Bags and Packs - $59.99 to $349.99
•Accessories - $4.99 to $139.99
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
Diverse Customer Base - 5.11 has direct relationships with over 14,500 governmental departments and agencies, and utilizes an established network of over 3,200 dealers in over 130 countries. 5.11 wins a significant amount of business in the public safety channel through the achievement of “specified” product in thousands of individual contracts with governmental departments and agencies, providing for a broad base of long-term relationships.
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
Business Strategies
Further Expand into Consumer Market - We believe 5.11 is well-positioned to continue investing in retail locations throughout the United States. 5.11 currently has seventy-five company-owned retail locations, and management believes that there are significant opportunities to increase this footprint as well as drive omni-channel sales through 511tactical.com and online sales. 5.11 also sells to many outdoor specialty retailers and management believes there are opportunities to expand sales through increased penetration and improved merchandising.
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
Customers and Distribution Channels
5.11 services a wide range of customers including first responders, the military, and outdoors enthusiasts in over 130 countries. The primary distribution channels can be segmented into two categories: professional and consumer. 5.11's working capital needs do not differ substantially from those of its competitors in the industry and generally reflect the need to carry significant amounts of inventory to meet the requirements of its customers.
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
Within the consumer segment, the consumer wholesale channel is comprised of (i) outdoor specialty retailers, (ii) military exchanges, and (iii) online. The consumer direct channel is comprised of (i) e-commerce sales directly through the 5.11 website, www.511tactical.com, and (ii) company-owned retail stores. At the end of 2020, 5.11 operated seventy-three company-owned retail locations in twenty-five states.
Professional channel sales accounted for approximately 52% in the year ended December 31, 2020, 58% of total sales in the year ended December 31, 2019 and 64% of total sales in the year ended December 31, 2018; approximately 3% of total sales in 2020 and 1% of total sales in 2019 and 2018 were in the form of DTA sales. The consumer channel accounted for approximately 46% of total sales in 2020, 41% of total sales in 2019 and 35% of total sales in 2018.
5.11’s top 10 customers comprised approximately 20%, 19% and 21% of total sales in the years ended December 31, 2020, 2019 and 2018, respectively.
Sales and Marketing
5.11’s sales organization consists of a mix of direct employees, independent contractors and sales agencies. The domestic salesforce develops direct relationships with thousands of individual public safety departments around the

U.S. and participates in thousands of requests for proposal (RFP) processes annually. The salesforce works directly with over 1,400 local dealers to service local public safety departments once a 5.11 product receives “spec” as part of the RFP process.
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
5.11 had open orders and backlog of $21.8 million and $21.3 million at December 31, 2020 and 2019, respectively.
Suppliers
5.11 operates an efficient, low-cost supply chain, sourcing most its products through contract manufacturers in the Asia Pacific region. Production from Vietnam accounted for approximately 38% of 5.11’s purchases for the year ended December 31, 2020 and represented 5.11’s largest sourcing region. No single core product is 100% sourced by any one vendor. Management believes that 5.11’s principal manufacturers have the additional capacity to accommodate future growth.
Beyond products are sourced primarily through domestic subcontract facilities in the United States.
To ensure vendor reliability and quality, 5.11 established a sourcing office in Hong Kong. The office employs approximately 46 individuals whose primary functions include vendor management, commercialization, product development, production planning, vendor compliance, quality assurance and compliance.
Intellectual Property
5.11 relies on brand name recognition and a combination of trademarks and patents in order to differentiate itself from the competition. 5.11 currently has 26 utility patents and 14 design patents issued, in addition to 11 utility and 8 design patents pending registration. 5.11 currently owns 386 registered trademarks including 3 trade dress registrations. The company has in-house general counsel that manages the registration and defense of 5.11 intellectual property.
Regulatory Environment
Management is not aware of any existing, pending, or contingent liabilities that could have a material adverse effect on 5.11’s business. 5.11 is proactive regarding regulatory issues and is in compliance with all relevant regulations. Management is not aware of any potential environmental issues.
Human Capital
5.11 maintains a global footprint, with employees working in thirty-three states and eighteen countries. At December 31, 2020, 5.11 had 797 full-time employees and 154 part-time employees. 5.11 believes their relationship with their employees is good.
BOA

Overview
BOA, creator of the revolutionary, award-winning, patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, hiking/trekking, golf, running, court sports, workwear as well as headwear and medical bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides creating a superior alternative to laces, buckles, Velcro, and other traditional closure mechanisms. Each unique BOA configuration is engineered for fast, effortless, precision fit, and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has offices in Austria, Greater China, South Korea, and Japan.

History of BOA
BOA was founded in 2001 by Gary Hammerslag, a snowboarder, surfer, and entrepreneur. Gary moved to Steamboat, Colorado in the mid-90’s after successfully selling his previous company, which created innovative catheter solutions that improved angioplasty procedure speed and effectiveness. After arriving in Steamboat and frequently snowboarding, Gary envisioned a possibility to dramatically improve the fit and performance of snowboard boots by applying elements of his learnings in the medical device field. Gary developed a fit system as an alternative to traditional laces for snowboard boots and partnered with K2 and Vans to launch the first BOA-equipped snowboard boots to consumers in the winter of 2001. After a successful launch, BOA became widely adopted on snowboard boots.
BOA’s next phase of growth was largely in the outdoor sporting and recreation markets. In 2005, BOA expanded its focus to hiking and trail-related footwear, followed by cycling and golf in 2006 and hunting and fishing in 2007, at which point BOA surpassed 1 million users worldwide. From 2008 to 2011, having gained credibility in consumer markets, BOA introduced products for the workwear footwear market as well as products for the medical bracing market. In 2013, the company entered the running and training footwear market.
In 2019, BOA launched its state-of-the-art Performance Fit Lab ("PFL") to quantitatively measure the impact of BOA-equipped footwear on athletic performance. The PFL is used to advance performance footwear fit technology by testing, refining, and improving footwear products in collaboration with the company’s major brand partners and serves as a catalyst for innovation. In 2020, BOA surpassed 17 million users worldwide.
We purchased a majority interest in BOA on October 16, 2020 for approximately $454 million.
Industry
BOA participates broadly in the global footwear market, representing approximately 10 billion pairs of shoes sold annually. BOA’s addressable market is identified based on product type, price lane, and geography. BOA targets the premium segment, where applicable price lanes tend to be at the upper end of each category. With respect to product type, the overall market is segmented into various subcategories, of which BOA primarily targets footwear for active performance sports, outdoor applications, and kids. Based on target footwear categories and applicable price lanes, management estimates BOA’s addressable market to be approximately 750 million pairs of shoes sold annually. Management estimates the company has approximately 2-3% share within its addressable market.
Products
The BOA Fit System consists of a durable lace, which is guided by low-friction guides and attached to a dial that is typically mounted on the footwear heel, tongue or eye-stay for micro-adjustability to enhance performance fit. BOA’s current product portfolio has four platforms, H, L, M, and S-Series, which vary in cost, weight, tension, and use case. Each dial design can be customized with over 220 colors allowing the product to fit cohesively with each brand partners’ specific designs and colorways.
All platforms share the distinctive characteristics that differentiate BOA from competing offerings: micro-adjustability to achieve the perfect fit, measurable performance benefits validated by the company’s testing lab, durability and quality proven in extensive field testing, a lifetime guarantee on the end-product’s dial and laces, and the distinctive BOA sound heard when turning the dial.
Each platform is designed and engineered to address the specific performance fit needs of the end user by use case. Factors such as size and shape of dial, level of torque, internal mechanics, and weight vary amongst platforms, and each platform is further segmented into product collections that differ in aesthetic, optimal placement on the shoe, and cost. Within each product collection, dial designs and materials differ to accommodate preferences of the end user and retail price points of the end product.
Competitive Strengths
Culture of Innovation and New Product Development - Management believes that there is significant opportunity to continue advancing product offerings through its commitment to innovation. Product development and innovation are divided amongst (i) BOA’s internal innovation and evolution of its fit systems and platforms, refining and improving on the aesthetics, durability, user experience, and price/value, (ii) the design and engineering collaboration that BOA engages in with its brand partners for project and application-specific needs, and (iii) BOA’s advanced research through its PFL, which is transforming markets through innovative performance fit solutions that are scientifically tested and validated.

Deep Collaborative Partnerships – BOA has deep partnerships with the premier brands in every segment they compete within. They collaborate throughout the entire product lifecycle process, including product strategy, design and development, factory operational/service support, retail education, consumer warranty support, and marketing/demand creation. BOA has a high partner retention rate due to the depth and value of the relationships.
Premium Brand Position - BOA is focused on continuing to build awareness around its aspirational, global brand through content leadership, athlete endorsements, paid media, brand partner affiliations, and other business. BOA primarily increases awareness through direct-to-consumer marketing and co-marketing with its established brand partner relationships. In 2019, BOA launched its “Pioneer Program,” an athletic sponsorship platform. BOA leverages athlete endorsements to further establish its positioning as a performance fit leader as well as drive cross-segment brand awareness. The company recently launched its “Dialed in” Campaign, which showcases pioneers performing at their peak both physically and mentally. BOA also relies on its trusted brand partners to increase BOA brand awareness. The company focuses its efforts on collaborating with brand partners who are innovative market leaders that meet BOA’s brand standards and align with BOA’s positioning as a high-performance, premium brand.
Technology Leader with Robust Patent Portfolio – BOA is a leader in performance fit innovation and has built a diverse global portfolio of issued and pending utility and design patents, creating barriers to entry. Throughout BOA’s history, the company has continually innovated on dial attributes including quick release, durability, manufacturing ease, and micro adjustability, in addition to integrated lace and lace guide designs and configurations critical to imparting precision fit and reduced friction. BOA’s engineering and technical expertise enables the development and production of performance fit solutions, allowing their brand partners to offer performance enhancing technology and product differentiation.
Business Strategies
Continued Share Growth in Established Categories - BOA has established a strong presence in certain core categories in Northern Europe, Korea, Japan, and the United States where BOA has proven efficacy and established strong brand partner relationships. In these core categories, BOA is focused on building a community to cross market to and is actively working to reimagine product solutions to deliver the best product to consumers.
Going forward, BOA intends to leverage its brand partner relationships to expand penetration and capture additional share in growing markets such as workwear in North America and Asia, outdoor in markets outside of Korea, and golf in North America. BOA has developed region and category specific products to better cater to the individual dynamics of each market including products that deliver a better price/value proposition, new product configurations for region specific trends and performance fit messaging to increase consumer awareness and adoption. Through its reputation in the marketplace, athlete endorsements and deep relationships with leading brand partners, the company is focused on delivering the performance benefits of the BOA system across an expanding set of sporting categories and geographies.
Expand into Pioneering Categories - BOA has identified several adjacent segments including alpine skiing, trail running, and court sports such as tennis, badminton and basketball which management believes are well suited to benefit from the performance fit that BOA provides. BOA is actively working with leading brand partners to develop sport-specific footwear configurations that can benefit from the advantages of the BOA system. By leveraging BOA’s brand equity and proven solutions, the company believes there is significant whitespace to increase penetration in these early adoption segments.
Research and Development
BOA’s approach to new product development is a multi-stage, cross-functional process. For each new product introduction, BOA works closely with brand partners to identify or develop the best suited BOA solution, its optimal placement on the shoe (or other application), color and design specifications, and cost targets. On existing products, BOA is committed to continuous innovation, including key improvements such as lower installation costs for brand partner factories, thinner and sleeker product profiles for improved aesthetics, in field warranty rate reduction to 0.5%, improved user experience, and the broadening of the platform suite to address key opportunities in alpine skiing, basketball, and outdoor.
As part of BOA’s innovation strategy around improving fit, the company has invested in a state-of-the-art PFL to quantitatively measure the impact of the BOA system on end products. In partnership with the University of Denver, the PFL is testing a significant number of products to evaluate a) Agility & Speed, b) Power & Precision, and c) Endurance & Health. By addressing these global performance attributes rather than segment-by-segment specific needs, PFL findings will be relevant and applicable across BOA’s segments. The results of these studies are anticipated to help further validate BOA’s value proposition and contribute to the strengthening of the company’s brand. Moreover, the PFL serves as a platform to test and refine new product offerings ahead of launch.
Customers and Distribution Channels
BOA has 400+ global brand partners, including leading footwear companies such as Adidas, New Balance, Specialized, Asics, Burton, Engelbert Strauss, La Sportiva and FootJoy who feature BOA systems across a variety of sporting and professional segments including cycling, golf, snowboarding, hiking and workwear, among others. BOA typically sells directly to the manufacturing partner responsible for final assembly of the brand partner’s product. BOA works with 490+ brand partner factories with limited revenue concentration. Most brand partner factories are located in Asia, primarily in China and Vietnam, and are in close proximity to BOA’s supply chain.
Rather than being solely an OEM part supplier, BOA maintains highly collaborative relationships with its brand partners to actively co-develop innovative, performance-driven footwear designed around the BOA system. BOA contributes substantial design and testing resources to ensure its system is used in a way that maximizes performance based on dial placement and configuration. The BOA system is not simply a “lace replacement” or plug and play option, but rather a solution that must be integrated into each footwear model through a 6-18 month development cycle to create a system that works specifically with a shoe’s unique structural design. This process allows BOA to ensure brand image consistency, end product quality and the best performance fit.
Footwear, headwear, and medical bracing products featuring BOA systems are primarily sold through brick-and-mortar sporting goods retailers, specialty footwear retailers, online retailers, or brand partners’ owned retail and online channels. According to management’s estimates, end consumption is geographically diverse, with approximately 15% of products reaching consumers in North America, 35% in Europe, and 50% in Asia.
No individual customer or brand partner factory represented greater than 6% of BOA’s net revenues in 2020.
Seasonality
Due to the diversity of sporting segments BOA participates in, there is no significant seasonality to the business, though BOA typically has higher sales in the fourth quarter, reflecting higher cycling and golf sales in preparation for the spring retail season, as well as higher sales in the second quarter each year due to purchasing trends in the snow sports segment.
Competition
BOA’s competition can be segmented into three categories: established footwear brands that maintain their own proprietary technology for particular market segments, lower-quality subscale BOA imitators, and non-mechanical lace alternatives (bungies, buckles, plastic lace locks, Velcro, and webbing). Management estimates that BOA is 20+ times the size of its next closest direct competitor.
Suppliers
BOA maintains a longstanding deep relationship with a sole supplier for plastic injected parts (dial units and lace guides), representing approximately 70% of total purchases. The vendor is based in China with multiple facilities. Furthermore, the vendor has supplied the company since 2001 and has continuously invested in its tools and infrastructure to maintain quality standards and keep up with demand. BOA owns all its injection molds. Lastly, the vendor is also a minority shareholder in BOA and is committed to supporting its growth. The remainder of BOA’s purchases are for steel and steel coated lace, textile laces and guides, monofilament lace and webbing, which are sourced from China, Korea, Europe, and the U.S. Management believes its manufacturing partners have sufficient capacity to accommodate future growth.
Intellectual Property
BOA has built a diverse global portfolio of 233 issued and pending utility and design patents. The company has created 37 patent “families” with intellectual property covering its core technology (dials, guides, laces), as well as strategic configurations and component installation methods. BOA maintains 9 Trademarks in 41 countries.
Regulatory Environment
Management is not aware of any existing, pending, or contingent liabilities that could have a material adverse effect on BOA’s business. BOA is proactive regarding regulatory issues and is in compliance with all relevant regulations.

BOA maintains adequate product liability insurance coverage and to date has not incurred any material losses. Management is not aware of any potential environmental issues.
Human Capital
BOA employees are located in four countries and the United States. At December 31, 2020, BOA had 226 full-time employees and 5 part-time employees. 126 employees are located in the United States and 105 work outside of the United States in Austria, Greater China, Japan, and Korea. BOA maintains a high retention rate of their employees and believes the company's relationship with its employees is good.
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
In 2018, Ergobaby entered into the stroller category with 2 new models. The first product launched was a full-size option called the 180 Reversible Stroller. This was followed later in the year by a premium compact option, the Metro Compact City Stroller. In 2019, Ergobaby launched the Embrace Baby Carrier which is geared for newborns (7lbs-25lbs) and merges the coziness of a soft wrap carrier with the simplicity and comfort of a structured carrier. In 2020, Ergobaby launched Everlove, a first of its kind carrier buyback, restoration, and resell program to extend the lifecycle of our carriers for a more sustainable future.
Industry
Ergobaby competes in the large and expanding infant and juvenile products industry. The industry exhibits little seasonality and is somewhat insulated from overall economic trends, as parents view spending on children as largely non-discretionary in nature. Consequently, parents spend consistently on their children, particularly on durable items, such as car seats, strollers, baby carriers, and related items that are viewed as necessities. Further, an emotional component is often a factor in parents’ purchasing decisions, as parents’ desire to purchase the best and safest products for their children. As a result, according to the USDA’s most recent report on Expenditures on Children by Families 2015 (March 2017), parents on average, spend between $9,330 and $23,380 on their child on an annual basis for related housing, food, transportation, clothes, healthcare, daycare and other items, depending on age of the child and annual income. The amount spent by parents in the highest income group (before tax income greater than $107,400) was more than twice the amounts spent by parents in the lowest income group

(before tax income of less than $59,200). On average, households spent between 11 - 27% of their before-tax income on a child. Similar patterns are seen in other countries around the world.
Demand drivers fueling the growing spending on infant and juvenile products include favorable demographic trends, such as (i) a high percentage of first time births; (ii) an increasing age of first time mothers and a large percentage of working mothers with increased disposable income; and (iii) an increasing percentage of single child households and two-family households.
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
Within the Ergobaby Baby Carrier product line, Ergo sells 3-Position and 4-Position baby carriers in a variety of style and color variations and Baby Tula sells 3-Position and 4-Position fashion-oriented baby carriers. Baby Carrier sales were approximately $73.9 million, $85.0 million, and $85.7 million in the years ended December 31, 2020, 2019, and 2018, respectively, and represented approximately 89%, 88% and 89%, of total sales in 2020, 2019, and 2018, respectively.
Within the baby carrier accessories category, the Infant Insert is the largest sales component of the accessory category but has seen declining sales as customer move to newborn ready carriers. Accessory sales were $4.5 million, $5.9 million, and $6.7 million in 2020, 2019, and 2018, respectively, and represented approximately 5.4% in 2020, 6.1% in 2019 and 7.0% in 2018, of total sales.
Ergobaby’s core Baby Carrier product offerings with average retail prices are summarized below:
Ergo
•6 styles of baby carriers - $80 - $180
•2 styles of Infant Inserts - $35 - $38
Tula
•7 styles of baby carriers - $79 - $1,000
•1 style of Infant Inserts - $20
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

International Market Expansion - Testimony to the global strength of its lifestyle brand, Ergobaby has historically derived approximately 60% of its sales from international markets. Like it has in the U.S., Ergobaby can continue to leverage the Ergo and Tula brand equity in the international markets it currently serves to aggressively drive future growth, as well as expand its international presence into new regions. The market for Ergobaby’s products abroad continues to grow rapidly, in part due to the fact that in many parts of Europe and Asia, the concept of baby wearing is a culturally entrenched form of infant and child transport.

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
Customers and Distribution Channels
Ergobaby primarily sells its products through brick-and-mortar retailers, national chain stores, online retailers and distributors. In Europe, Ergobaby products are sold through its German based subsidiary, which services brick-and-mortar retailers and online retailers in Germany and France; it’s United Kingdom based subsidiary; and its Tula subsidiary in Poland; as well as a network of distributors located in Sweden, Norway, Spain, Denmark, Italy, Turkey, Russia and the Ukraine. Customers in Canada are predominately serviced by Ergobaby’s Canadian subsidiary. Sales to customers outside of the U.S., Canadian and European markets are predominantly serviced through distributors granted rights, though not necessarily exclusive, to sell within a specific geographic region.
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
Ergobaby had approximately $11.5 million and $10.2 million in firm backlog orders at December 31, 2020 and 2019, respectively.
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
Suppliers
During 2020, Ergobaby sourced its Ergo carrier and carrier accessory products from Vietnam and India, and manufactured its stroller systems and accessory products in China. Baby Tula products predominantly were produced from factories in India and Poland and were also produced in its own facility located in Poland. In 2009, Ergobaby partnered with a manufacturer located in India, and in 2012, Ergobaby began sourcing carriers and accessories from a manufacturing facility in Vietnam.  More than 50% of Ergobaby’s carriers and accessories came from Vietnam in 2020. Baby Tula sourced its carrier, accessories and blanket products from Poland, Vietnam and India, with purchases from these locations accounted for approximately 13% of total Ergobaby purchases.  Management believes its manufacturing partners have the additional capacity to accommodate Ergobaby’s projected growth.
Intellectual Property
Ergobaby maintains and defends a U.S. and international patent portfolio on some of its various products, including its 3-position and 4-position carriers.  Currently, it has 31 patents (including allowances) and 27 patents pending in the U.S. and other countries. Ergobaby also depends on brand name recognition and premium product offering to differentiate itself from competition.
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
Human Capital
Ergobaby employees maintain a global footprint, with a geographic presence in the United States, Europe and Asia. At December 31, 2020, Ergobaby had 154 full-time employees and 10 part-time employees. 75 employees are located in the United States and 89 work outside of the United States, with the largest international presence in Poland and Germany. Ergobaby believes the company's relationship with its employees is good.
Liberty Safe
Overview
Liberty Safe, headquartered in Payson, Utah and founded in 1988, is the premier designer, manufacturer, and marketer of home, gun and office safes in North America. From its over 300,000 square foot manufacturing facility, Liberty Safe produces a wide range of home, office and gun safe models in a broad assortment of sizes, features and styles ranging from an entry level product to good, better and best products. Products are marketed under the Liberty Safe brand, as well as a portfolio of licensed and private label brands, including Cabela’s and John Deere. Liberty Safe’s products are the market share leader and are sold through an independent dealer network (“Dealer sales”) in addition to various sporting goods, farm and fleet, and home improvement retail outlets (“Non-Dealer sales” or “National sales”). Liberty Safe also sells safes directly to end customers through the company's website. Liberty Safe has the largest independent dealer network in the industry, with more than 50% of Liberty's sales in the last two years coming from the dealer network.
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

Liberty Safe commenced operations in 1988 and in 2001 opened its current state-of-the-art facility in Payson, Utah. The new facility allowed Liberty Safe to consolidate all of its manufacturing and distribution operations to a centralized location. As the only facility in the industry utilizing significant automation and a streamlined roll-form manufacturing process, it represented a significant step forward when compared to the production capabilities of its competitors. Incremental investments following the consolidation have solidified Liberty Safe’s position as the preeminent domestic manufacturer of secure storage solutions.
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
Industry
Liberty Safe competes in the broadly defined North American safe and vault industry which includes fire and document safes, media and data safes, depository safes, gun safes and cabinets, home safes and hotel safes. The total domestic residential safes market is estimated to be approximately $2.5 billion to $3.5 billion and is projected to grow 2-3% through 2025. Domestically, demand for safes depends on several key factors, including greater awareness of the need to store valuables and firearms securely, increased uncertainty and civil unrest in the country, and an increased prevalence of severe weather events.
The domestic safe industry continues to see increased competition from imports, particularly those sourced from China. Imported safes compete on price, with foreign manufacturers passing along savings from operational efficiencies, lower cost labor and raw materials to the end consumer.
Products and Services
Liberty Safe offers home, office and gun safes with retail prices ranging from $400 to $8,000. Liberty Safe produces 32 home and gun safe models with the most varied assortment of sizes, feature upgrades, accessories and styling options in the industry. Liberty Safe’s premium home and gun safe product line covers sizes from 12 cu. ft. to 50 cu. ft. with smaller sizes available for its personal home safe. Liberty Safe markets its products under Company-owned brands and a portfolio of licensed and private label brands, including Cabela’s and John Deere. Liberty Safe also sells commercial safes, vault doors, handgun vaults, and a number of accessories and options. The overwhelming majority of revenue is derived from the sales of safes.
Competitive Strengths
#1 Premium Home and Gun Safe Brand with Strong Momentum in the Market - Liberty Safe achieved the status of #1 selling safe company in America in 1994 (per statistics provided by Sargent & Greenleaf, the primary lock supplier to the industry) and maintains this prominent position today. A recent third-party market study also ranked Liberty Safe #1 in its safe market niche for domestically produced safes. Liberty Safe continues to gain market share from the various smaller participants who lack the distribution, e-commerce and sales and marketing capabilities of Liberty Safe.
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
Historically, Liberty Safe maintained an optimal mix of in-house and Asian-sourced manufacturing in order to improve its ability to meet customer inventory needs. Beginning in 2012, Liberty Safe began manufacturing entry level safes that were previously completely sourced from an Asian manufacturer, on its new production line. In 2020, approximately 7% of safes (excluding handgun safes) sold by Liberty were sourced in Asia.
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
Trusted Supplier to National Retailer and Dealer Accounts - Liberty Safe’s comprehensive, high-quality product offering and sophisticated sales and marketing programs have made it a critical supplier to a diverse group of national accounts and dealers. Initially a key supplier primarily to the dealer channel, it has expanded its business with national accounts, such as Cabela’s and Tractor Supply. Liberty Safe provides a superior value proposition as a supplier for its national retailers and dealers via its well-recognized brands, lifetime product warranty, tailored merchandising, category management solutions and superior supply chain execution. Further, Liberty Safe’s products generate more profitable floor-space, with both high absolute gross profit and retail margins over 30%. High retail profitability plus increased inventory turns has entrenched Liberty Safe as a key partner in customers’ success in the safe category. As a core element of building its relationships, Liberty Safe has invested significantly in making its retailers more efficient through cooperative point-of-sale forecasting that improves inventory turnover for the customer and enhances production planning for Liberty.
Advanced e-Commerce Capabilities - Over the last several years, Liberty has invested heavily in developing its e-commerce capabilities. In 2020, Liberty launched an enhanced LibertySafe.com website featuring AI-enhanced customer service, educational content, and 3D/augmented reality product experiences. Liberty has also helped many of its independent dealer partners develop their own websites and marketing strategies. Orders placed through LibertySafe.com and independent dealer sites represent a growing percentage of total sales, and Liberty leverages its established dealer network in order to fulfill online orders, a meaningful competitive advantage in a category featuring heavy products that are logistically difficult to deliver and install. Additionally, Liberty has devoted significant resources to its digital marketing initiatives, including search-engine optimization, building a leading social media presence, and maintaining high levels of consumer engagement through automated email campaigns.
Business Strategies
Liberty Safe has experienced strong historical growth while executing on multiple new sales and operational initiatives, positioning it to continue to increase its scale and improve profitability. Liberty’s growth strategy is rooted in the sales and marketing and operational initiatives that have spurred its expansion into new accounts and increased penetration of existing accounts. Liberty has significant opportunity in its existing channels to continue to build upon its already strong market share. In addition to growth within its current channels, Liberty’s core competencies can be successfully applied to ventures in the broader security equipment market. Potential near-to-medium term areas for expansion of Liberty’s platform include:
•Further penetrate existing National Retailer and Dealer Accounts by introducing new SKUs, enhancing its service offering and supporting the geographic expansion of certain Dealer Accounts
•Accelerate Liberty Safe’s e-commerce strategy through its newly-revamped website and capitalize on growing e-commerce sales through National and Dealer accounts
•Introduce new products and penetrate adjacent categories
•Penetrate new channels and customer accounts including mass retailers, professional and residential
•Pursue strategic acquisitions within the premium home and gun safe industry to enter new product categories and expand geographic footprint

Research and Development
Liberty Safe is the engineering and design leader in its sector, due to a history of first-to-market features and standard-setting design improvements. Liberty’s proactive solicitation of feedback and constant interaction with consumers and retail customers across diverse channels and geographies enables Liberty Safe to stay at the forefront of customer demands. Liberty’s approach to product development increases the likelihood of market acceptance by creating products that are more relevant to consumers’ demands. Research and development costs were $0.1 million in 2020, $0.8 million in 2019, and $0.2 million in 2018.
In addition to product enhancements, new products, such as the plate-door National Security Classic, and a new, 6-SKU line of handgun vaults were launched in 2015 from Liberty’s commitment to R&D. In 2016, Liberty introduced a new 3-section “Extreme” interior design, new safe covers, new handgun vault designs, and several new safe sizes.  In 2018, Liberty introduced a new flat pin design (patent pending) in all of its large safes.  This new design provides a much higher level of security against pry-attacks. In 2019, Liberty introduced a series of premium in-home vault doors.
Customers and Distribution Channels
Liberty Safe has fostered long-term relationships with leading national retailers (National or Non-Dealer) as well as numerous Dealers, enabling Liberty Safe to achieve considerable brand awareness and channel exposure. Through significant investment in its national accounts sales and marketing efforts, Liberty Safe has also become a leading supplier to National accounts. Expansion into National accounts is part of Liberty Safe’s strategy to reach a broader customer base and more varied demographics. National account customers include sporting goods retailers, farm and fleet retailers, and home improvement retailers. For the last three years, Liberty Safe had 20 Non-Dealer account customers that are estimated to have accounted for approximately 48%, 48% and 40% of net sales for the years ended December 31, 2020, 2019 and 2018, respectively.
Dealer customers include local hunting and fishing stores, hardware stores and numerous other local, independent store models. Dealer customers accounted for 52%, 52%, and 60% of net sales in 2020, 2019, and 2018, respectively. As of December 31, 2020, Liberty had over 450 dealer customers.
Liberty Safe’s two largest customers accounted for approximately 33%, 33% and 30% of net sales in 2020, 2019 and 2018, respectively.
Seasonality
Liberty Safe typically experiences its lowest earnings in the second quarter due to lower demand for safes at the onset of summer.
Sales and Marketing
Liberty Safe possesses robust sales and marketing capabilities in the safe industry. Liberty Safe utilizes separate sales teams for National accounts and Dealers, which enables it to provide more focused and effective strategies to manage and develop relationships within different channels. Liberty Safe has made significant recent investments in the development of a comprehensive sales and marketing program including merchandising, sales training and tools, promotions and supply chain management. Through these various initiatives, Liberty Safe offers highly adaptable programs to suit the varying needs of its retailers. This has enabled Liberty Safe to become a key supplier across diverse channels. Liberty largely focuses its marketing and advertising efforts on digital media as online markets have grown in importance. The team has invested significant time and resources to enhancing both LibertySafe.com and the individual sites of many of its dealer partners.
Liberty is the clear category manager for many of its customers. The company’s Vendor Managed Inventory program provides support to Dealers and National Accounts by proactively managing inventory levels to reduce stockouts and increase return on inventory dollars.
Competition
Liberty Safe is the premier brand in the premium home and gun safe industry. Liberty is in a class by itself when it comes to manufacturing technology and efficiency and supply chain capabilities. Competitors are generally more heavily focused on either smaller, sourced safes or large, domestically produced safes. Competitive domestic manufacturers run “blacksmith” type factories that are small, inefficient and require a tremendous amount of manual labor that produces inconsistent product. In addition, many of Liberty’s competitors are directly tied to a third-party brand, such as Browning or Winchester.
Liberty competes with other safe manufacturers based on price, breadth of product line, technology, product supply chain capabilities and marketing capabilities. Channel diversity in the premium home and gun safe industry is rare. Most companies have greater concentration in either the dealer channel or national accounts, but rarely having the supply chain capabilities or sales and marketing programs to service both channels effectively such as Liberty Safe does. Major competitors have limited sales and marketing departments and programs, making it difficult for them to expand sales and gain market share. Additionally, Liberty’s extensive Dealer network acts as a key fulfillment mechanism for online direct-to-consumer sales.
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
Liberty purchased approximately 27 million pounds of steel in 2020 primarily from domestic suppliers, using contracts that lock in prices two fiscal quarters in advance. Liberty Safe purchases coiled and flat steel in gauges from four to fourteen. Liberty Safe specifies rigorous requirements related to surface and edge finish and grain direction. All steel products are checked to ASTM specification and dimensional tolerances before entering the production process.
Liberty Safe had approximately $14.5 million and $5.7 million in firm backlog orders at December 31, 2020 and 2019, respectively.
Intellectual Property
Liberty Safe relies upon a combination of patents and trademarks in order to secure and protect its intellectual property rights. Liberty Safe currently owns 35 trademarks and 5 patents on proprietary technologies for safe products, with one additional patent pending.
Regulatory Environment
Liberty Safe's management believes that Liberty Safe is in compliance with applicable environmental and occupational health and safety laws and regulations. Liberty Safe has recently moved to a powder paint application in order to reduce hazardous VOC emissions.
Human Capital
As of December 31, 2020, Liberty employed 414 employees at their production facility in Utah. 367 employees work in manufacturing or manufacturing support, while the remaining 47 employees work in corporate or executive roles. Liberty Safe believes that it has a good relationship with its employees.
Marucci Sports

Overview
Founded in 2009 and headquartered in Baton Rouge, Louisiana, Marucci is a leading designer, manufacturer, and marketer of premium wood and metal baseball bats, fielding gloves, batting gloves, bags, protective gear, sunglasses, on and off-field apparel, and other baseball and softball equipment used by professional and amateur athletes. Marucci also develops and licenses franchises for sports training facilities. Marucci products are available through owned websites, their team sales organization, Big Box Retailers, and third party e-commerce and resellers. In 2017, Marucci acquired Victus Sports, a King of Prussia, Pennsylvania based complementary baseball equipment manufacturer and distributor. We acquired Marucci in April 2020 for a purchase price of $201.0 million. Marucci has vertically integrated wood bat manufacturing and has built long-standing relationships with international suppliers who manufacture the remainder of their product lines.

Marucci is an established brand commanding strong market share across product categories. Marucci’s mission is to “honor the game” and brands itself as such with simplistic imagery, black and white color schemes, and to-the-point marketing campaigns.
Victus is a more recent entrant to the baseball equipment market but garners similar wood bat usage as Marucci. The brand is widely recognized for their edgy designs and big attitude. Victus’ mission, in contrast to Marucci’s, is to embrace the evolution of the game and to salute the next generation of players who set out to change it.
History of Marucci Sports
Marucci Sports was founded in 2009 by a team including two former professional baseball players. Marucci released its first metal bat, the Marucci CAT5, in 2009. In 2013, Marucci released batting gloves and launched their first series of fielding gloves, the Founders’ Series. Marucci was able to leverage its brand power to expand into the baseball apparel and accessories market as well. In 2018, Marucci acquired Carpenter Trade to expand the quality and technology of their fielding glove offering and change the current consumer expectations for a truly customized fielding glove. Victus’ product offering expanded into metal bats in 2019 with the launch of its Vandal line and recently expanded with the launch of the NOX. In 2019 Marucci also acquired two timber mills and a wood drying facility, securing vertical manufacturing capabilities within their wood bat product category and ensuring access to the best wood in the game.
Today, Marucci is a designer, manufacturer, and marketer of premium Marucci and Victus-branded baseball and softball equipment including wood and metal baseball bats, fielding gloves, batting gloves, bags, protective gear, sunglasses, on and off-field apparel, and other baseball and softball equipment. All of these products are sold around the world in retail stores, online and through its corporate owned and franchised training facilities.
Industry
Marucci Sports competes primarily in the domestic baseball equipment market which includes wood bats, metal bats, fielding gloves, cleats, protective and other gear, and uniforms/ team apparel and which management estimates constitutes approximately $1.3 billion of annual retail revenue. Marucci Sports also competes within the greater global baseball equipment market which management estimates constitutes approximately $2.2 billion of annual retail revenue. Marucci’s product offering targets primarily the premium equipment price point more often used in competitive club and travel leagues, for which participation rates are generally more stable.
The industry is generally considered to be a stable sector with growth rates in the low single digits. Baseball equipment is largely sold through national retailers. Independent resellers and online platforms also sell baseball equipment while the balance is purchased directly from the manufacturer.
Products
Marucci designs, manufactures, and markets six categories of products: (i) metal bats, (ii) wood bats, (iii) apparel & accessories, (iv) batting gloves, (v) fielding gloves, and (vi) bags & protective equipment. Marucci’s product strategy encompasses producing high quality products recognized by consumers for their performance, craftsmanship, and value, and building on a rich history to introduce innovative new products.
Metal Bats
Metal bats have historically represented Marucci’s largest product category by revenue. The metal bats are priced at the premium end of the market. Marucci produces metal bats for all ages, from college to tee ball, with a focus on elite high school players. The CAT series is the flagship metal bat product from Marucci. Marucci also offers a lower price point model, the F5. Victus’ first metal offering, the Vandal, was first launched in 2019, and is priced similarly to the CAT series. Victus later introduced its first two-piece bat in the NOX. Metal bats used in youth and elite travel leagues are subject to strict regulations limiting spring and exit velocity. All Marucci’s metal bats are compliant with respective amateur sport governing bodies. The company has historically followed a two-year product release cycle, and Marucci metal bats have notable staying power with their customer base as prior year models remain in production.
Wood Bats
Marucci’s wood bats are built with quality, precision, and customization. Marucci prides itself in making every pro-bound bat a “game bat”. Marucci offers two types of wood bats: ash and maple. Ash is a soft, open grain wood. Maple bats are a much harder, closed grain wood and constitute a large majority of the company’s wood bat sales.

The wide variety of selection and price points offer professional-level quality and cuts to amateur players as well. Innovative customization options further drive engagement.
Apparel & Accessories
Marucci offers a full suite of apparel and accessory offerings that is rapidly expanding. The current product portfolio includes on-field and off-field apparel, sunglasses, hats, grips, and more. Most sales of these products are sold direct-to-team in custom apparel packages including baseball pants, jerseys, practice shirts, and more. Marucci has in-house screen-printing operations allowing for customization of various pieces of apparel.
Batting Gloves
All Marucci batting gloves are designed to meet professional standards of comfort, durability and performance while also appealing to users of all levels. Marucci has four lines of batting gloves: Pittards’ Reserve, Signature, Quest, and Code while Victus has one, the Debut. Marucci also offers limited production customized batting gloves. Marucci’s batting gloves span the pricing spectrum.
Fielding Gloves
Marucci offers a growing set of fielding gloves across six product series: Capital, Cypress, Oxbow, Ascension, Vermillion, and Acadia. Marucci has a complete line of gloves to meet the needs of every position player at every age and skill level. Marucci offers gloves across the pricing spectrum. Marucci acquired Carpenter Trade in 2018, along with their C-Mod technology which provides a unique fit.
Bags & Protective Gear
Marucci offers an extensive line of bags and protective gear including bat packs, bat quivers, helmets, shin and elbow guards, catchers gear, and more allowing Marucci to cater to nearly all its customers playing needs.
Business Strategies
Continued Innovation in Existing Product Categories
Marucci plans to continue to build on its successful history of bringing new, highly anticipated products to market through leveraging its stringent new product development process, and external and internal manufacturing capabilities. The company has near-term new product launches and existing product updates planned across all categories.
Further Penetration of Existing Customer Accounts
Marucci has identified opportunities to leverage its existing relationships with retailers to drive expanded SKU offerings across categories, especially in apparel. Additionally, management believes the company can continue to improve Victus product adoption with existing channel partners.
Approximately $150 million fielding glove market represents a significant growth opportunity for Marucci. Fielding gloves are the second largest hard goods market in baseball / softball. Marucci plans to leverage its brand strength and innovation to capture share in this high margin category. The acquisition of Carpenter Trade in 2018 has allowed Marucci to offer a highly customized glove that serves as a key differentiator in fielding gloves.
Victus Category and Product Expansion
Victus has strong penetration in the majors and key affiliations with top players. The brand released its first metal bat in 2019, the one-piece Victus Vandal BBCOR bat and later launched its first two-piece bat, the NOX. Metal bats sales are expected to meaningfully contribute to Victus’ overall sales in the future. Victus’ key affiliates and player advocacy has driven a halo effect across other categories. Growth in lifestyle and fan apparel represents a significant opportunity for Victus to leverage its brand.
Increase in International Market Presence
International sales currently represent a small portion of total sales. Natural expansion opportunities exist in baseball markets abroad such as Japan, South Korea, Taiwan, Canada, and Latin America. Marucci has achieved profitable growth in Asia by leveraging its premium brands and accessing markets through proven team dealers and distributors.
Further Penetration of Softball Market
Marucci’s plans to leverage its brand strength in baseball to further penetrate the softball market. Marucci is driving brand awareness and growth in the softball market from the ground up through grassroots marketing efforts, and leveraging its partnerships with colleges and affiliated Marucci club teams, as well the recently launched softball mobile tour, to get in front of players of all ages. Marucci has dedicated employees who focus on softball expansion and have experience in the category as former collegiate athletes and coaches.
Expansion of the Direct-to-Team Sales Channel
The Direct-to-Team (“DTT”) sales channel allows Marucci to sell its equipment and apparel directly to thousands of players. Marucci currently has 29 Founders’ Club organizations, representing 15,000 players. Since launching DTT strategy in 2014, sales to this channel have increased rapidly.
Marucci’s proprietary online platform for this channel, “Locker Room”, is ideal for any group that requires individual processing and purchasing. There is potential opportunity to leverage Locker Room capabilities across other team sports as the total market size for U.S. Team Sports Uniforms is approximately $1.3 billion. Marucci feels the DTT strategy is still in its early stages.
Industry Consolidation
With a well-developed global supply chain, external and internal manufacturing capabilities, sophisticated management systems infrastructure, and extensive network of relevant relationships, Marucci is a platform for consolidation within both the baseball and softball equipment and apparel spaces. Management has identified a pipeline of potential acquisition targets that would help Marucci strengthen and expand its product offering and address new market segments.
Customers and Distribution Channels
Marucci sells its products through several channels including Big Box Retailers; DTC, DTT, Clubhouse and other Owned Channels; and third-party e-commerce and resellers. Marucci’s top 5 customers accounted for .7% of 2020 of net sales.
Seasonality
Marucci typically has higher sales in the first quarter each year, ahead of the primary baseball season. However, management expects seasonality to smooth as baseball becomes an increasingly year-round sport.
Competition
Marucci competes with offerings from multiple large baseball equipment manufacturers, including Easton (under the Easton and Rawlings brands) and Wilson Sporting Goods Company (under the Wilson, DeMarini, Louisville Slugger, and Evoshield brands), and numerous smaller wood bat specific brands including Old Hickory, Chandler Bats, Tucci, Dove Tail, Sam Bat, and D-Bat. Key determinants in consumer purchasing decisions include product performance, quality, and brand loyalty.
Suppliers
Marucci leverages a combination of sourcing and in-house manufacturing. Metal bats, apparel, batting gloves, fielding gloves, bags, and other accessories are sourced from an international network of primarily Asian manufacturing partners, while wood bats are manufactured domestically at the company’s Baton Rouge (Marucci) and King of Prussia (Victus) facilities. In 2019, the company acquired two timber mills, effectively consolidating its wood bat supply chain to improve quality and production efficiency and ensuring continued access to the best wood in the game.
Intellectual Property
Marucci maintains 51 trademarks in the U.S., 29 of which are registered and 22 of which are pending registration. Marucci also has 1 issued patent. Management considers its trademarked brand names, preeminent name recognition, ability to design innovative products, and technical and marketing expertise to be its primary competitive advantages.
Product Development
The product development cycle varies by product with bats taking approximately 16 months to reach distribution and batting gloves requiring approximately 9 months. New product development at Marucci occurs in six successive stages: (1) Identify Market Opportunity – search for player needs via internal leads, supplier partners, or on-the ground feedback from players in their network, (2) Cross Functional Ideation – host ongoing dialogue with sourcing partners to identify next-gen technology, (3) Product Development – have sourcing partners begin preliminary testing runs once viable new products are identified, (4) Production and Validation – continue rigorous prototyping and product validation on the field and in the Marucci performance lab, (5) Marketing – engage in-house marketing team to drive product naming, rollout, branding, and marketing stories to expand awareness, and (6) Product Rollout and Distribution – finalize the marketing story, conduct sales presentations, and provide samples to reps and finally receiving orders from channel partners and beginning full production.
Regulatory Environment
Baseball and softball equipment, outside of bats, enjoys a largely restriction free Federal/Local government regulatory framework. Metal bats used in youth and elite travel leagues are subject to strict regulations limiting spring and exit velocity determined by self-regulatory associations connected to the sport. There are three key regulatory groups associated with baseball: USA Baseball, United States Specialty Sports Association (“USSSA”), and Bat-Ball Coefficient of Restitution (“BBCOR”). Each have their own method for measuring bat performance. BBCOR is the standard currently governing adult baseball bats used in High School and Collegiate play while USA and USSSA govern youth leagues. There are also regulatory bodies specific to softball including Amateur Softball Association (ASA) and Independent Softball Association, among others. Wood bats used in professional baseball are subject to league-specific regulations.
Human Capital
Marucci had 208 employees at December 31, 2020, 167 full-time and 41 part-time employees, all located in the United States. Marucci's labor force is non-union. Management believes that Marucci has a good relationship with its employees.
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
History of Velocity Outdoor
Velocity was founded in 1923 as Crosman Rifle Company and was one of the first manufacturers of recreational airguns in the United States. Velocity Outdoor acquired Visible Impact Target Company in 1991 and Benjamin Sheridan Corporation in 1992. Benjamin was, and continues to be, a dominant U.S. producer of high-end pneumatic and CO2 powered airguns while Sheridan was one of the world’s foremost manufacturers of high-quality paintball markers. In 2007, Velocity expanded its offerings outside the traditional airgun category with the debut of its new optics division, CenterPoint Precision Optics. In 2008, Velocity diversified further by adding Crosman Archery to its list of branded products and introduced two new hunting crossbows in addition to youth archery products. In 2016, Velocity debuted its CenterPoint line of crossbows and the Benjamin Pioneer Airbow, the first ever mass-produced air powered archery device and with the 2018 acquisition of Ravin Crossbows, Velocity expanded their archery product line into the higher-end segment of the crossbow market. In 2017, Velocity acquired the commercial product line of LaserMax, a leading designer and manufacturer of gun-mounted laser aiming devices.
Today, Velocity Outdoor is an international designer, manufacturer and marketer of Crosman and Benjamin airguns including related ammunition and accessories, archery products including the Ravin and CenterPoint crossbows, airsoft rifles, pistols, and ammunition, laser aiming devices, and precision optics.

Industry
Velocity Outdoor primarily competes within the airgun and archery sub-segments of the broader outdoor recreational products industry, which together management estimates constitute approximately $1.1 billion of annual manufacturer revenue. Both categories share certain common characteristics, including consumer demand for innovation, similar sales channels, and unique regulatory frameworks.
The airgun industry is estimated by management to constitute approximately $275 million of annual manufacturer revenue, including consumables and excluding accessories. With a history stretching back over a century, the industry is generally considered to be a mature sector, with stable growth rates in the low single digits. Airgun products are largely sold through big box specialty or sporting goods retailers and independent dealers, accounting for roughly 30% and 20% of purchases, respectively. Online platforms account for approximately 25% of purchases, with the remainder moving through mass merchants. Airguns are less seasonal than archery because there is no defined hunting season, although sales spike somewhat around holidays.
The archery equipment market is estimated by management to constitute approximately $770 million of annual manufacturers sales, of which $500-$550 million is attributable to bows and $200-$250 million is attributable to related archery consumables. Vertical and compound bows, and crossbows each comprise about half of the category sales, with crossbows gaining share in recent years. Big box outdoor retailers and independent archery dealers each accounting for approximately 25% of consumer purchases, while ecommerce has grown to hold a 20% share. Big box sporting goods stores and mass merchants make up the remainder of consumer sales.
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
◦Airguns - Building on the Silencing Barrel Device (SBD) technology, Velocity is introducing a line of multi-shot break-barrel models that feature a 10-shot clip that advances automatically. Velocity is also enjoying success with its recent introduction of fast shooting full-auto BB guns under the Crosman brand. In addition, Velocity continues to be the world’s largest producer of BB, pellets and CO2 powerlets.
◦Archery - On the heels of the successful 2016 launch of the CenterPoint crossbow line, Velocity continues to offer the best value proposition in the industry. Recently CenterPoint has introduced new crossbow models at higher price points to segments of the market and Ravin continues to introduce models that lead the industry in innovation and performance. Ravin recently shocked the hunting world with the introduction of its new electric cocking/de-cocking model that shoots a whopping 500 feet per second.
◦Optics - In addition to the launch of three CenterPoint Spectrum First Focal Plane series of scopes, the company recently released CenterPoint optics to include range finding binoculars and scope adapters. Additionally, following the launch of the grip activated GripSense lasers in 2017, Lasermax has introduced a universal rail mounted laser featuring the same activation technology.
◦Airsoft - Airsoft guns are a class of air, CO2, gas, or electric-powered guns that are typically made from high-impact plastics and are engineered with recreation in mind to fire safe, plastic BBs quickly and accurately. Airsoft products are most often used for recreational purposes by a younger demographic and a strong user base amongst military and law enforcement customers. Velocity offers a broad portfolio of airsoft rifles and pistols under its owned Game Face brand.
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
New Product Development
Velocity has developed a repeatable, structured product development process that integrates all areas of the business, including sales, marketing, engineering, purchasing, production and finance. New products must pass a 6-to-18 month stage gating process designed to ensure engineering and commercial viability. Once a product idea is identified, a five-phase step-by-step process is used to either (a) refine the idea into a producible, marketable good, or (b) identify contradicting data that may warrant the project being tabled or canceled altogether. A Product Development Committee must approve the advancement of a new product from one phase to the next. To balance the company’s new product pipeline, aging and underperforming SKUs are regularly culled. This intentional focus on constant innovation and consumer feedback has helped Velocity establish a portfolio of highly regarded brands across several product categories.
Customers
Velocity sells its products through nearly all major domestic mass merchants and sporting goods retailers and has established a strong e-commerce platform to allow for flexibility in a changing retail environment. The three largest customers represented 36.7% of gross sales in 2020 and represented the major sales channels; mass merchant, e-commerce, and regional retail.
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
Velocity had a backlog of $39.0 million and $3.5 million at December 31, 2020 and 2019, respectively.
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
Regulatory Environment
Airguns
Airguns enjoy a relatively unrestrictive federal regulatory framework, with most regulations determined at the state level. Although there are no federal laws regulating their transfer, possession or use, non-powder guns are subject to oversight from the Consumer Product Safety Commission (“CSPC”). Therefore, airguns are subject to generalized statutory limitations involving “substantial product hazard” and articles that pose a substantial risk of injury to children, though the CSPC has not adopted specific mandatory regulations in this area. Federal law prevents states from prohibiting the sale of airguns but allows for state-by-state restrictions on sales of airguns to minors. Thirteen states have imposed such restrictions. Historically, there have not been attempts to grandfather the regulation of airguns into that of traditional powdered firearms, as legislative efforts have largely focused on responding to and refining the existing regulatory framework for each respective category rather than overhauling the coordination or transfer of enforcement duties across agencies.

Archery
Crossbow hunting restrictions have become less stringent over the last several years. Since 2006, 12 states, including populous hunting states like Wisconsin, Pennsylvania, and North Carolina, have legalized crossbow hunting, while many others moved to relax restrictions through the opening of limited seasons or creation of exceptions to hunting restrictions for those with disabilities. Today, only Oregon classifies crossbows as illegal but there is currently a proposal to allow crossbows during the all-weapon deer season in the eastern half of the state. Nearly 90% of all hunting permits are filed in states that currently allow crossbow hunting for at least part of the season. Although continued deregulation is expected, it likely will not be the largest driver for the crossbow category moving forward. Participation levels have steadily increased within the states. This will continue to be the main driver behind market growth moving forward.
Human Capital
Velocity had 367 employees on December 31, 2020, 341 full-time employees and 26 part-time employees, with 366 employees located within the United States. Velocity’s labor force is non-union. Management believes that Velocity has an excellent relationship with its employees.
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
Both globally and domestically, the PCB market can be separated into three categories based on required lead time and order volume:
•Small-run PCBs — These PCBs are typically manufactured for customers in research and development departments of OEMs and academic institutions. Small-run PCBs are manufactured to the specifications of the customer, within certain manufacturing guidelines designed to increase speed and reduce production costs. Prototyping is a critical stage in the research and development of new products. These small-runs are used in the design and launch of new electronic equipment and are typically ordered in volumes of 1 to 50 PCBs. Because the small-run is used primarily in the research and development phase of a new electronic product, the life cycle is relatively short and requires accelerated delivery time frames of usually less than five days and very high, error-free quality. Order, production and delivery time, as well as responsiveness with respect to each, are key factors for customers as PCBs are indispensable to their research and development activities.
•Quick-Turn Production PCBs — These PCBs are used for intermediate stages of testing for new products prior to full scale production. After a new product has successfully completed the small-run phase, customers undergo test marketing and other technical testing. This stage requires production of larger quantities of PCBs in a short period of time, generally 10 days or less, while it does not yet require high production volumes. This transition stage between low-volume small-run production and volume production is known as quick-turn production. Manufacturing specifications conform strictly to end product requirements and order quantities are typically in volumes of 10 to 500. Similar to small-run PCBs, response time remains crucial as the delivery of quick-turn PCBs can be a gating item in the development of electronic products. Orders for quick-turn production PCBs conform specifically to the customer’s exact end product requirements.
•Volume Production PCBs — These PCBs, which we sometimes refer to as “long lead” and “sub-contract” are used in the full scale production of electronic equipment and specifications conform strictly to end product requirements. Volume Production PCBs are ordered in large quantities, usually over 100 units, and response time is less important, ranging between 15 days to 10 weeks or more.
These categories can be further distinguished based on board complexity, with each portion facing different competitive threats. Advanced Circuits competes largely in the small-run and quick-turn production portions of the North American market, which have not been significantly impacted by Asian-based manufacturers due to the quick response time required for these products. Management believes the North American PCB market was estimated to be approximately $3.6 billion in 2020.
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
The following table shows Advanced Circuits’ gross revenue by products and services for the periods indicated:

Gross Sales by Products and Services (1)	Year Ended December 31,
	2020	2019	2018
Volume Production (including assembly)	45.2%	46.6%	45.4%
Quick-Turn Production	33.4%	32.0%	33.0%
Small-run Production	18.2%	18.6%	18.9%
Third Party	3.2%	2.8%	2.7%
Total	100.0%	100.0%	100.0%
(1)    As a percentage of gross sales, exclusive of sale discounts.
Competitive Strengths
Advanced Circuits has established itself as a leading provider of small-run and quick-turn PCBs in North America and focuses on satisfying customer demand for on-time delivery of high-quality PCBs. Advanced Circuits’ management believes the following factors differentiate it from many industry competitors:
•Numerous Unique Orders Per Day — Advanced Circuits receives on average over 300 customer orders per day. Due to the large quantity of orders received, Advanced Circuits is able to combine multiple orders in a single panel design prior to production. Through this process, Advanced Circuits is able to reduce the number of costly, labor intensive equipment set-ups required to complete several manufacturing orders. As labor represents the single largest cost of production, management believes this capability gives Advanced Circuits a unique advantage over other industry participants.
•Diverse Customer Base — Advanced Circuits possesses a customer base with little industry or customer concentration exposure. For each of the years ended December 31, 2020, 2019 and 2018, no customer represented more than 6% of net sales.
•Highly Responsive Culture and Organization — A key strength of Advanced Circuits is its ability to quickly respond to customer orders and complete the production process. In contrast to many competitors that require a day or more to offer price quotes on small-run or quick-turn production, Advanced Circuits offers its customers quotes within seconds and the ability to place or track orders any time of day. In addition, Advanced Circuits’ production facility operates three shifts per day and is able to ship a customer’s product within 24 hours of receiving its order.
•Proprietary FreeDFM.comTM Software — Advanced Circuits offers its customers unique design verification services through its online FreeDFM.com tool. This tool enables customers to receive a free manufacturability assessment report, within minutes, resolving design problems before customers place their orders. The service is relied upon by many of Advanced Circuits’ customers to reduce design errors and minimize production costs. Beyond improved customer service, FreeDFM.comTM has the added benefit of improving the efficiency of Advanced Circuits’ engineers, as many routine design problems, which typically require an engineer’s time and attention to identify, are identified and sent back to customers automatically.
•Established Partner Network — Advanced Circuits has established third party production relationships with PCB manufacturers in North America and Asia. Through these relationships, Advanced Circuits is able to offer its customers a complete suite of products including those outside of its core production capabilities. Additionally, these relationships allow Advanced Circuits to outsource orders for volume production and focus internal capacity on higher margin, short lead time, production and quick-turn manufacturing.
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
Customers and Distribution Channels
Advanced Circuits’ focus on customer service and product quality has resulted in a broad base of customers in a variety of end markets, including industrial, consumer, telecommunications, aerospace/defense, biotechnology and electronics manufacturing. These customers range in size from large, blue-chip manufacturers to small, not-for-profit university engineering departments. The following table sets forth management’s estimate of Advanced Circuits’ approximate customer breakdown by industry sector for the fiscal years ended December 31, 2020, 2019 and 2018:

	Customer Distribution
Industry Sector	2020	2019	2018
Electronics Manufacturing Services	20%	23%	21%
Electrical Equipment and Components	20%	20%	25%
Industrial and Commercial Machinery	20%	18%	16%
Educational Institutions	8%	8%	12%
Transportation Equipment	5%	5%	7%
Measuring Instruments	3%	5%	3%
Engineer Services	2%	4%	2%
Business Services	1%	1%	1%
Wholesale Trade-Durable Goods	1%	1%	1%
All Other Sectors Combined	20%	15%	12%
Total	100%	100%	100%
Management estimates that over 75% of its orders are generated from existing customers. Moreover, more than half of Advanced Circuits’ orders in each of the years 2020, 2019 and 2018 were delivered within five days (not including long-lead orders). In a typical year, no single customer represents more than 5% of Advanced Circuits’ sales.
Sales and Marketing
Advanced Circuits has established a “customer centric” marketing strategy to both acquire new customers and retain existing customers. Advanced Circuits uses advanced digital marketing techniques such as search engine optimization, pay-per-click, content marketing, segmented email marketing, social media marketing, web banners and behavioral retargeting. In addition to digital marketing Advanced Circuits runs aggressive pricing promotions and proactive outbound calling sales campaigns. Advanced Circuits spends approximately 1% of net sales each year on its marketing initiatives and advertising and has inside and outside sales professionals organized geographically throughout North America dedicated to its marketing and sales efforts. The sales team takes a systematic approach to placing sales calls and receiving inquiries and, on average, will place over 200 outbound sales calls and receive approximately 140 inbound phone inquiries per day. Beyond proactive customer acquisition initiatives, management believes a substantial portion of new customers are acquired through referrals from existing customers. In addition, other customers are acquired online where Advanced Circuits generates over 60% of its orders from its website. Substantially all revenue is derived from sales within the United States.
Advanced Circuits, due to the volume of small-run and quick turn sales, had a negligible amount in firm backlog orders at December 31, 2020 and 2019.
Competition
There are currently an estimated 160 active domestic PCB manufacturers. Advanced Circuits’ competitors differ amongst its products and services.
Competitors in the small-run and quick-turn PCBs production industry include larger companies as well as small domestic manufacturers. The largest independent domestic small-run and quick-turn PCB manufacturer in North America is TTM Technologies, Inc. Though this company produces small-run PCBs to varying degrees, in many ways it is not a direct competitor with Advanced Circuits. In recent years, larger competitors have primarily focused on producing boards with greater complexity in response to the offshoring of low and medium layer count technology to Asia. Compared to Advanced Circuits, small-run and quick-turn PCB production accounts for much smaller portions of larger competitors' revenues. Further, these competitors often have much greater customer concentrations and a greater portion of sales through large electronics manufacturing services intermediaries. Beyond large, public companies, Advanced Circuits’ competitors include numerous small local and regional manufacturers, often with revenues under $20 million. These smaller competitors have long-term customer relationships and typically produce both small-run and quick-turn PCBs and production PCBs for small OEMs and EMS companies. The competitive factors in small-run and quick-turn production PCBs are response time, quality, error-free production and customer service. Competitors in the long lead-time production PCBs generally include large companies, including Asian manufacturers, where price is the key competitive factor.

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
Suppliers
Advanced Circuits’ raw materials inventory is small relative to sales and must be regularly and rapidly replenished. Advanced Circuits uses a just-in-time procurement practice to maintain raw materials inventory at low levels. Additionally, Advanced Circuits has established consignment relationships with several vendors allowing it to pay for raw materials as used. Because it provides primarily lower-volume quick-turn services, this inventory policy does not hamper its ability to complete customer orders. Raw material costs constituted approximately 24%, 24% and 23% of net sales for each of the fiscal years ended December 31, 2020, 2019 and 2018, respectively.
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
Regulatory Environment
Advanced Circuits’ manufacturing operations and facilities are subject to evolving federal, state and local environmental and occupational health and safety laws and regulations. These include laws and regulations governing air emissions, wastewater discharge and the storage and handling of chemicals and hazardous substances. Management believes that Advanced Circuits is in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations. New requirements, more stringent application of existing requirements, or discovery of previously unknown environmental conditions may result in material environmental expenditures in the future. Advanced Circuits has been recognized multiple times for exemplary environmental compliance and has been consistently awarded the Denver Metro Wastewater Reclamation District Gold Award.
Human Capital
Advanced Circuits had 463 employees at December 31, 2020 operating out of three production facilities in the United States. Advanced Circuits believes that it has a good relationship with its employees.
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

Over the course of more than 100 years, Arnold has successfully evolved and adapted its products, technologies, and manufacturing presence to meet the demands of current and emerging markets. Arnold has expanded globally and built strong relationships with its customers worldwide. As a result, Arnold provides its customers with new and innovative materials and solutions that empowers them to develop next generation technologies. Arnold is the largest and, we believe, the most technically advanced U.S. manufacturer of engineered magnetic systems. Arnold is one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. Arnold serves customers and generates revenues via three business units:
•PMAG - Permanent Magnets and Assemblies Group- Arnold’s high performance permanent magnets have a wide variety of applications, mainly used for rotating electrical machinery such as motor and generators. Industries served include aerospace and defense, energy exploration, industrial, motorsport and medical.
•Precision Thin Metals - Produces thin and ultra-thin alloys that improve the power density electrical systems such as motors, generators, and transformers along with thin foils for other applications such as electromagnetic shielding, lightweight structures, and implantable structures. Industries served include aerospace and defense, industrial, energy exploration, and medical.
•Flexmag™ - The highest quality flexible magnetic sheet and strip, Flexmag products not only are magnetic but their processing capabilities allow for loading of a variety of materials into their flexible sheet products. Industries served include advertising specialties, industrial, medical, and automotive.
Arnold operates 10 manufacturing facilities worldwide but functions as one company and one team. The facilities are split under the three business units shown above along with prototyping and advanced technology development through its Technology Center Located in Madison, Wisconsin.
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
In 2016, Arnold developed and launched the world’s strongest Samarium Cobalt magnet grade, RECOMA 35E, that enables significant opportunity for increased performance in smaller packages, and at higher temperatures, with no trade off in stability.
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
PMAG is Arnold’s largest business unit representing approximately 73% of Arnold sales on an annualized basis (including Reprographics) with a global footprint including manufacturing facilities in the U.S., U.K., Switzerland, and China.
PMAG—Products and Applications:
•High precision magnetic rotors for use in electric motors and generators. Typically used in demanding applications such as aerospace and defense, oil and gas exploration, energy recovery systems, power dense medical equipment, and under the hood automotive
•Sealed pump couplings
•Beam focusing assemblies such as traveling wave tubes
•Oil & Gas exploration tools as well as pipeline inspection and down hole power generation
•Linear positioning Hall effect sensor systems
Rare Earth Magnets
•Samarium Cobalt (SmCo) - SmCo magnets are typically used in critical applications that require corrosion resistance or high temperature stability, such as motors, generators, actuators and sensors. Arnold markets its SmCo magnets under the trade name of RECOMA ®, and is DFARS (Defense Federal Acquisition Regulation) compliant.
•Neodymium (Neo) - Neo magnets offer the highest magnetic energy level of any material in the market. Applications include motors and generators, magnetic resonance imaging, magnetic inspection systems, sensors and loudspeakers.
Other Permanent Magnet Types
•AlNiCo - The AlNiCo family of magnets remains a preferred material for many mission critical applications. Its favorable linear temperature characteristics, high magnetic flux density and good corrosion resistance are ideally suited for use in applications requiring magnetic stability. This material is manufactured by Arnold in the United States, making it a DFARS compliant material.
•Hard Ferrite - Hard ferrite (ceramic) magnets were developed as a low cost alternative to metallic magnets (steel and AlNiCo). Although they exhibit lower energy when compared to other materials available today and are relatively brittle, ferrite magnets have gained acceptance due to their low price per magnetic output.
•Injection Molded - Injection molded magnets are a composite of various types of resin and magnetic powders. The physical and magnetic properties of the product depend on the raw materials, but are generally lower in magnetic strength and resemble plastics in their physical properties. However, a major benefit of the injection molding process is that magnet material can be injection or over-molded, eliminating subsequent manufacturing steps.
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
Precision Thin Metals—Products and Applications:
•Electrical steels for hybrid propulsion systems, electric motors, and micro turbines
•Electromagnetic and Radio Frequency Shielding
•Lightweight structures for aerospace applications
•Irradiation windows
•Batteries
•Military countermeasures
Flexmag
Arnold is one of two North American manufacturers of flexible rubber magnets for specialty advertising, medical, and reprographic applications. Flexmag represented approximately 16% of Arnold sales on an annualized basis. It primarily sells its products to specialty advertisers and original equipment manufacturers. With highly automated manufacturing processes, Flexmag can accommodate customers required short lead times. Flexmag benefits from a loyal customer base and significant barriers to entry in the industry. Flexmag’s success is driven by superior customer service, and proprietary formulations offering enhanced product performance.
Flexmag—Products and Applications:
•Extruded and calendared flexible rubber magnets with optional laminated printable substrates
•Electromagnetic and Radio Frequency Shielding
•Retail displays
•Theft detection/ security
•Seals and enclosures
•Signage for various advertising and promotions
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
Barriers to Entry
•Low Substitution Risk – Arnold’s solutions are typically specified into its customers’ program designs through a co-development and qualification process that often takes 6-18 months. Arnold’s customers are typically contractors and component manufacturers whose products are integrated into end-customers’ applications. The high cost of failure, relatively low proportionate cost of magnets to the final product, sometimes lengthy testing and qualification process, and substantial upfront co-engineering investment required, represent significant barriers to customers changing solution providers such as Arnold.
•Equipment and Processing – Arnold’s existing base of production equipment has a significant estimated replacement cost. A new entrant could require as much as 2-3 years of lead time to match the process performance requirements, customization of equipment and material formulations necessary to effectively compete in the specialty magnet industry. Further, given the program nature of a majority Arnold’s sales, management estimates that it could take 5-10 years to build a sufficient book of business and base of institutional knowledge to generate positive cash flow out of a new manufacturing plant.
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
The following table sets forth management’s estimate of Arnold’s approximate customer breakdown by industry sector for the fiscal years ended December 31, 2020, 2019 and 2018:

	Customer Distribution
Industry Sector	2020	2019	2018
Aerospace and Defense	36%	36%	31%
General Industrial	26%	24%	26%
Motorsport/ automotive	11%	11%	11%
Advertising specialties	8%	10%	12%
Oil and Gas	4%	5%	5%
Energy	3%	4%	4%
Medical	3%	4%	3%
Reprographic	3%	2%	6%
All Other Sectors Combined	6%	4%	2%
Total	100%	100%	100%
Arnold has a large and diverse, blue-chip customer base. Sales to Arnold’s top ten customers were 24% for the year ended December 31, 2020, and 26% of total sales for each of the years ended December 31, 2019 and December 31, 2018. No individual customer represented greater that 10% of Arnold’s net revenues in 2020.
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
Arnold had firm backlog orders totaling approximately $65.8 million and $51.6 million, respectively, at December 31, 2020 and 2019.
Competition
Management believes the following companies represent Arnold’s top competitors:
•Vacuumschmelze Gruner
•Dexter Magnetic Technologies
•Electron Energy Corp
•Magnum Magnetics Corporation
•Thomas & Skinner
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
Patents
Arnold currently has 2 patents in force in the United States and 1 patent in force in Japan. Arnold also has a patent application pending in Europe.

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
Human Capital
Arnold is led by a capable management team of industry veterans that possess a balanced combination of industry experience and operational expertise. Arnold employed approximately 611 hourly and salaried employees located throughout North America, Europe and Asia at December 31, 2020. Arnold’s employees are compensated at levels commensurate with industry standards, based on their respective position and job grade.
Arnold’s workforce is non-union except for approximately 68 hourly employees at its Marengo, Illinois facilities, which are represented by the International Association of Machinists (IAM). Arnold enjoys good labor relations with its employees and union and has a three year contract in place with the IAM, which will expire in June 2022.
Foam Fabricators
Overview
Foam Fabricators, headquartered in Scottsdale, Arizona, is a designer and manufacturer of custom molded protective foam solutions and OEM components made from expanded polystyrene (EPS) and other expanded polymers. Foam Fabricators provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, grocery, automotive, building products and others. Foam Fabricators’ molded foam solutions offer shock and vibration protection, surface protection, temperature control, resistance to water absorption and vapor transmission and other protective properties critical for shipping small, delicate items, heavy equipment or temperature-sensitive goods. Foam Fabricators operates 14 molding and fabricating facilities across North America, creating a geographic footprint of strategically located manufacturing plants to efficiently serve national customer accounts.
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
In 1989, Texstyrene split off its various business divisions and sold Foam Fabricators to the then current management team of Texstyrene. Through the 1990s and early 2000s, Foam Fabricators grew partially through acquisitions purchasing four competitors. Foam Fabricators also opened two greenfield plants in Mexico to better serve their multinational manufacturing customers. In July 2020, Foam Fabricators acquired the assets of Polyfoam, a Massachusetts-based manufacturer of protective and temperature-sensitive packaging solutions for the medical, pharmaceutical, grocery and food industries, among others. Today, Foam Fabricators operates out of its corporate headquarters in Scottsdale, Arizona and 14 manufacturing facilities across North America.
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

Competitive Strengths
National Scale and Proximity to Customers - Foam Fabricators maintains a national footprint of 14 manufacturing locations across North America. Facilities are strategically located near customers’ production locations enabling Foam Fabricators to be one of only a few foam molders capable of serving large national accounts. Due to foam’s high volume-to-weight ratio, foam manufacturers generally confine product shipments to a 300-mile radius in which shipping costs are economically viable. Thus, Foam Fabricators is uniquely positioned to provide multi-facility support to its largest customers who often have multiple manufacturing or distribution locations.

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
Barriers to Entry
•High Customer Switching Costs - The operational risk and disruption associated with switching existing molds to operate on a competitor’s press makes shifting or splitting business between different shape molders difficult and infrequent. In general, most customers pay for their own molds, which are custom built for a specific molders’ presses. The financial cost of retooling is estimated to be $5,000 - $25,000 per mold, making it cost prohibitive to change molders on existing projects.
•Favorable Cost-to-value Proposition - The high cost of failure, relatively low proportionate cost of foam to the final product being protected, and a sometimes lengthy testing and qualification process represent significant barriers to customers changing solution providers or packaging material choices.
•Equipment and Processing Infrastructure - Foam Fabricators’ existing base of production equipment has a significant estimated replacement cost. Management estimates the cost of opening a new shape molding facility at approximately $5 million, excluding real estate, and it must meet stringent environmental standards. A new entrant could require as much as 1-2 years of lead time to match the process performance requirements, customization of equipment and material formulations necessary to effectively compete in the molded foam industry. Moreover, Foam Fabricators has a strong preventive maintenance program and in-house equipment division that is responsible for repairing and rebuilding presses. This allows Foam Fabricators to significantly extend the average useful life of its machinery and reduce the ongoing capital investment requirements, creating an advantage over competitors.

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
Customers
Foam Fabricators maintains a broad base of over 300 customers across a wide variety of end-markets, including appliances, pharmaceuticals, food and beverage, consumer electronics, automotive, furniture, building products and logistics. Foam Fabricators’ products are sold primarily direct to the customer or through third-party packaging distributors. Foam Fabricators has maintained long-standing relationships with its top customers, often averaging ten or more years. Foam Fabricators three largest customers comprised approximately 43%, 44%, and 40% of sales in the year ended December 31, 2020, 2019 and 2018, respectively.
Foam Fabricators often maintains resin cost pass-through provisions with its contracted customers, allowing them to pass-through material resin price changes - resin constitutes their primary raw material cost.
The following table sets forth Foam Fabricator's customer breakdown by sector for the fiscal years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
	2020	2019	2018

Insulated shipping containers	38.5%	32.4%	33.9%
Appliance	33.5%	39.0%	37.8%
Protective packaging	12.3%	8.3%	7.8%
Office furniture	4.6%	4.9%	3.8%
Automotive	2.7%	4.0%	4.8%
Construction	1.0%	1.9%	2.9%
Other	7.4%	9.5%	9.0%
	100%	100%	100%
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
Manufacturing and Distribution
Foam Fabricators maintains 14 manufacturing facilities across North America with 12 located in the U.S. and two in Mexico, as well as one non-manufacturing corporate headquarters. Given the high volume, low density nature of foam, Foam Fabricators’ manufacturing facilities are strategically located near its largest customers’ production locations to minimize freight and logistics costs. Foam Fabricators geographic footprint covers a large portion of the continental U.S. and Mexico. Each plant has a warehouse space for raw materials, supplies and finished goods. Several plants also use third-party warehousing to store excess inventory. Foam Fabricators uses common carriers to deliver finished product and in certain cases, some customers pick up directly from the plants.
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
Human Capital
As of December 31, 2020, Foam Fabricators employed 617 full-time employees in 14 locations. None of Foam Fabricators’ U.S.-based employees are subject to collective bargaining agreements. Under Mexican Federal Labor Law, 114 employees at the two Mexican manufacturing facilities are unionized. Foam Fabricators believes its relationship with its employees is good.
Sterno
Overview
The Sterno Group LLC ("Sterno"), headquartered in Corona, California, is the parent company of Sterno Products, LLC ("Sterno Products"), Sterno Home Inc. ("Sterno Home"), and Rimports, LLC ("Rimports"). Sterno operates via three product divisions:
•Sterno Products - Sterno Products offers a broad range of wick and gel chafing fuels, liquid and traditional wax candles, butane stoves and accessories, and catering equipment and lamps for restaurants, hotel and home entertainment uses, selling both Sterno Brand and private label. As a leading supplier of canned heat to foodservice distributors and foodservice group purchasing organizations, Sterno is always pursuing end-user solutions and innovations to strengthen its position in the marketplace.
•Sterno Home - Sterno Home's product offerings include a full line of innovative patented flameless candles, traditional house and garden lighting including path lights, spotlights, bollards, coach and security lights as well as emerging décor categories of illuminated products such as post caps, deck, patio and fence lighting and other popular novelty products including stick lights, string lights, baskets and lanterns. The flameless candles and novelty lighting are powered by solar or battery power and the more traditional outdoor lighting fixtures are driven via solar power or low voltage technologies.
•Rimports - Rimports is a manufacturer and distributor of branded and private label wickless candle products used for home decor and fragrance systems under the ScentSationals, Better Home & Garden, AmbiEscents, Oak & Rye, Estate and Ador brands. The company offers unique lines of wickless candle products including ceramic wax warmers, scented wax cubes and essential oil and diffusers. Sterno acquired Rimports in February 2018.
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
Today, Sterno operates out of its corporate headquarters in Corona, California, two manufacturing facilities in Texarkana, Texas and Memphis, Tennessee, and the Rimports facility in Provo, Utah.
Industry
Sterno Products competes in the broadly defined U.S. foodservice industry where historically restaurant, catering and hospitality sales have accounted for approximately 60% - 70% of the market with the remainder comprised of the travel and leisure, education and healthcare related sales. The Sterno Products product offerings focus on safe, portable fire solutions for cooking and warming, as well as tabletop lighting décor.
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
Flameless Candles and Outdoor Lighting - Through Sterno Home, Sterno offers a wide selection of lighting for your home, garden, patio and yard with over 1000 SKU's available in our retail markets. Sterno Home first delved into lighting with lighting fixtures for illuminating front and backyard pathways. Sterno Home quickly expanded its line to include other types of home lighting products, most notably bollards, shepherd hook lights and line voltage powered coach lights and street lights. Sterno Home’s 20-year history of providing high quality, low cost consumer-directed lighting has cemented it as a top tier supplier in both the flameless candle and outdoor lighting categories. All of Sterno Home’s products are powered by one of the following:
•Solar - solar panel with rechargeable power source - usually a rechargeable battery
•Battery - battery operated
•Plug-in - plugs directly into a regular wall socket either with 2 or 3 prong plug and with or without included and attached transformer
•Low Voltage - part of a set which includes a stand-alone transformer. Fixtures connect through a stand-alone wire via clip connectors
•Line Voltage - hardwired into a home's electrical circuitry
•Rechargeable - product is recharged when empty usually through a plug in wire and an onboard rechargeable power source
Flameless Candles
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
Sterno sells into Foodservice, Retail and OEM markets. The following table sets forth Sterno’s gross revenue by product for the fiscal years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
Gross sales by product (1)	2020	2019	2018
Wickless Candle Products	40%	28%	27%
Flameless Candle and Outdoor Lighting	16%	20%	24%
Canned Heat	11%	29%	28%
Diffusers and Essential Oils	9%	5%	6%
Table Lighting	2%	5%	5%
Other	22%	13%	10%
	100%	100%	100%

(1) As a percentage of gross sales, exclusive of sale discounts.
Competitive Strengths
Leading Brand Recognition & Market Share - Sterno Products is the market share leader in the canned chafing fuel market. Management believes Sterno Products enjoys outstanding brand awareness and a reputation for superior quality and performance with distributors, caterers, hotels and other end users. Sterno Home offers a wide variety of products to a cross section of North American retail and its diversity gives us a unique standing in this marketplace. Most of Sterno Home's competitors specialize in one aspect of fulfilling the market. They either only sell to a few retailers or only actively develop few or even only one category of product. This exposes them to major financial challenges when they lose that account or when that product is beat out by a competitor or starts to wane in the marketplace. Rimports is a leader in fragrance systems, particularly the wickless candle market, and is growing its market share in the essential oils and diffusers and plug-in liquid fragrance markets. Rimports offers a large variety of products to retailers in North America, Canada, China, and the United Kingdom.
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
Customers and Distribution Channels
Sterno's products are sold primarily through the foodservice and consumer retail channels. Sterno’s product distribution network is comprised of long-standing, entrenched relationships with a diversified set of customers. Sterno’s top ten customers comprised approximately 73%, 66%, and 79% of gross sales in the year ended December 31, 2020, 2019 and 2018, respectively.
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

Sterno had approximately $39.5 million and $22.9 million in firm backlog orders at December 31, 2020 and 2019, respectively.
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
Intellectual Property
Sterno relies upon a combination of trademarks and patents in order to secure and protect its intellectual property rights. Sterno currently owns approximately 250 registered trademarks and 87 patents globally, and has 45 applications for patents pending.
Regulatory Environment
Sterno is proactive regarding regulatory issues and management believes that it is in compliance with all relevant regulations. Sterno maintains adequate product liability insurance coverage. Management believes that Sterno is in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations.

Human Capital
At December 31, 2020, Sterno had 572 employees within their three product divisions - 210 employees at Sterno Products, 266 employees at Rimports and 96 employees at Sterno Home. Sterno Products operates out of four locations in the United States, with a majority of their employees located at production facilities in Memphis, Tennessee and Texarkana, Texas. Sterno Home operates out of offices in Canada and China. Rimports employees primarily operate out of Rimports' facilities in Provo, Utah. Sterno believes that its relationship with its employees is good.

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
Risks Related to Our Business and Structure
The global outbreak of the novel coronavirus, or COVID-19, caused severe disruptions in the U.S. and global economies and has impacted, and may continue to adversely impact our performance and results of operations.
In 2020, the global outbreak of COVID-19 spread to every country and every state in the United States. The World Health Organization designated COVID-19 as a pandemic, and numerous countries, including the United States, declared national emergencies with respect to COVID-19. While vaccines have been approved and are slowly being deployed, the global impact of the outbreak continues to adversely impact many industries and different geographies continue to be impacted by the effects of public health restrictions in various ways. The International Monetary Fund estimates that the global economy may not return to pre-pandemic levels until the end of 2021 or early 2022 depending on the roll-out and effectiveness of the vaccine.
The Company’s operations and business has been negatively affected and could be materially and adversely affected by the COVID-19 pandemic and related weak, or weakening of, economic or other conditions. The significance of the impact on the Company’s operations is not yet certain and depends on numerous evolving factors that the Company may not be able to accurately predict or effectively respond to.
Some of our niche industrial businesses have been materially impacted by the effects of COVID-19 and the pandemic has resulted, and may continue to result in, material reductions in value in certain instances. If the disruptions caused by the pandemic continue, the businesses of these portfolio companies could suffer materially, which would decrease the value of the subsidiary business and potentially harm our reputation. In addition, travel restrictions, the closure of non-essential businesses or shelter-in-place/stay-at-home orders may make it more difficult and costly for our investment teams to conduct due diligence and consummate acquisitions. Relatedly, costly litigation could increase in connection with merger and acquisition transactions, as parties to such transactions explore ways to avoid transactions by the assertion of claims of force majeure, material adverse change in the condition of target investments, and/or fraudulent misrepresentation. COVID-19 also continues to present a significant threat to our employees’ well-being and morale. Our key employees or executive officers may become sick or otherwise unable to perform their duties for an extended period of time and we may experience a potential loss of productivity, and extended period of remote working by our employees may introduce operational risks, including technology availability and heightened cybersecurity risk.
These and other factors relating to or arising from the outbreak could have a material adverse effect on the Company’s business, results of operations, and cash flows. Even after COVID-19 has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus's global economic impact and any economic impact that has occurred or may occur in the future.
In addition to the foregoing, COVID-19 has exacerbated and may continue to exacerbate, many of the other risks described in this Annual Report on Form 10-K.
Our future success is dependent on the employees of our Manager and the management teams of our businesses, the loss of any of whom could materially adversely affect our financial condition, business and results of operations.
Our future success depends, to a significant extent, on the continued services of the employees of our Manager, most of whom have worked together for a number of years. Our Manager does not have an employment agreement with our Chief Executive Officer and, in any event, employment agreements may not prevent our Manager’s employees from leaving or from competing with us in the future.
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
The Company’s board of directors has full authority and discretion to determine whether or not a distribution by the Company should be declared and paid to the Trust and in turn to our shareholders, as well as the amount and timing of any distribution. In addition, the management fee and profit allocation will be payment obligations of the Company and, as a result, will be paid, along with other Company obligations, prior to the payment of distributions to our shareholders. The Company’s board of directors may, based on their review of our financial condition and results of operations and pending acquisitions or our future tax structure, determine to reduce or eliminate distributions, which may have a material adverse effect on the market price of our shares.
We rely entirely on receipts from our businesses to make distributions to our shareholders.
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
The amended and restated LLC Agreement of the Company, which we refer to as the LLC Agreement, and the amended and restated Trust Agreement of the Trust, which we refer to as the Trust Agreement, contain a number of provisions that could make it more difficult for a third party to acquire, or may discourage a third party from acquiring, control of the Trust and the Company. These provisions include, among others:
•restrictions on the Company’s ability to enter into certain transactions with our major shareholders, with the exception of our Manager, modeled on the limitation contained in Section 203 of the Delaware General Corporation Law, or DGCL;
•allowing only the Company’s board of directors to fill newly created directorships, for those directors who are elected by our shareholders, and allowing only our Manager, as holder of a portion of the Allocation Interests, to fill vacancies with respect to the class of directors appointed by our Manager;
•requiring that directors elected by our shareholders be removed, with or without cause, only by a vote of 85% of our shareholders;
•requiring advance notice for nominations of candidates for election to the Company’s board of directors or for proposing matters that can be acted upon by our shareholders at a shareholders’ meeting;
•having a substantial number of additional authorized but unissued shares that may be issued without shareholder action;
•providing the Company’s board of directors with certain authority to amend the LLC Agreement and the Trust Agreement, subject to certain voting and consent rights of the holders of trust interests and Allocation Interests;
•providing for a staggered board of directors of the Company, the effect of which could be to deter a proxy contest for control of the Company’s board of directors or a hostile takeover; and
•limitations regarding calling special meetings and written consents of our shareholders.
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
At December 31, 2020, we had approximately $907 million of consolidated debt outstanding. This level of consolidated debt could have important consequences, such as (i) limiting our ability to obtain additional financing to fund our potential growth; (ii) increasing the cost of future borrowings; (iii) limiting our ability to use operating cash flow in our other areas of our business because of cash requirements to service our debt; and (iv) increasing our vulnerability to adverse economic conditions. Our financing arrangements subject the Company to certain customary affirmative and restrictive covenants. If we violate any of these covenants, our lender may accelerate the maturity of any debt outstanding under our 2018 Credit Facility. Our ability to meet our debt service obligations may be affected by events beyond our control and will depend primarily upon cash produced by our businesses. Any failure to comply with the terms of our indebtedness could materially adversely affect us.
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
We may decide to acquire one or more businesses with which our officers, our directors, our Manager or CGI have a relationship. Potential conflicts of interest may exist with respect to a particular acquisition, and, as a result, the terms of the acquisition of a target business may not be as advantageous to our shareholders as it would have been absent any conflicts of interest.
CGI may exercise significant influence over the Company.
CGI, through a wholly-owned subsidiary, owns approximately 8.4 million or approximately 13.0% of our common shares and may have significant influence over the election of directors in the future.
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
Our Liberty, Marucci, Velocity, Foam and Sterno businesses derive a significant amount of revenue from a concentrated number of retailers, distributors or manufacturers. Any negative change involving these retailers, distributors or manufacturers, including industry consolidation, store closings, reduction in purchasing levels or bankruptcies, could negatively impact the sales of these businesses and may have a material adverse effect on the results of operations, financial condition and cash flows of these businesses.
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
Only our Chief Financial Officer, Mr. Ryan Faulkingham, devotes substantially all of his time to our affairs. Our Chief Executive Officer, directors, Manager and members of our management team may engage in other business activities. This may result in a conflict of interest in allocating their time between our operations and our management and operations of other businesses. Their other business endeavors may be related to CGI, which will continue to own several businesses that were managed by our management team prior to our initial public offering, or affiliates of CGI as well as other parties. Conflicts of interest that arise over the allocation of time may not always be resolved in our favor and may materially adversely affect our operations. See Part III, Item 13. "Certain Relationships and Related Transactions, and Director Independence" for the potential conflicts of interest of which you should be aware.
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
The management fee paid to CGM for the year ended December 31, 2020 was $34.7 million. The management fee is calculated by reference to the Company’s adjusted net assets, which will be impacted by the acquisition or disposition of businesses, which can be significantly influenced by our Manager, as well as the performance of our businesses and other businesses we may acquire in the future. Changes in adjusted net assets and in the resulting management fee could be significant, resulting in a material adverse effect on the Company’s results of operations. In addition, if the performance of the Company declines, assuming adjusted net assets remains the same, management fees will increase as a percentage of the Company’s net income.
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
Under the Management Services Agreement, the Company will be obligated to pay a management fee to and, subject to certain conditions, reimburse the costs and out-of-pocket expenses of our Manager incurred on behalf of the Company in connection with the provision of services to the Company. Similarly, our businesses will be obligated to pay fees to and reimburse the costs and expenses of our Manager pursuant to any offsetting Management Services Agreements entered into between our Manager and one of our businesses, or any integration services agreements to which such businesses are a party. In addition, Sostratus LLC, as holder of the Allocation Interests, will be entitled to receive profit allocations. While it is difficult to quantify with any certainty the actual amount of any such payments in the future, we do expect that such amounts could be substantial. See the section entitled Part 3, Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information about these payment obligations of the Company. The management fee and profit allocation will be payment obligations of the Company and, as a result, will be paid, along with other Company obligations, prior to the payment of distributions to shareholders. As a result, the payment of these amounts may significantly reduce the amount of cash flow available for distribution to our shareholders.
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
Under our current structure, for so long as the Company or the Trust (if it is treated as a tax partnership) would not be required to register as an investment company under the Investment Company Act of 1940 and at least 90% of our gross income for each taxable year constitutes ‘‘qualifying income’’ within the meaning of Section 7704(d) of the Internal Revenue Code of 1986, as amended (the ‘‘Code’’), on a continuing basis, we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. In that case our shareholders will be subject to U.S. federal income tax and, possibly, state, local and foreign income tax, on their share of the Company’s taxable income, which taxes or taxable income could exceed the cash distributions they receive from the Trust. There is, accordingly, a risk that our shareholders may not receive cash distributions equal to that portion of our taxable income or sufficient in amount even to satisfy their personal tax liability that results from that income. This may result from gains on the sale or exchange of stock or debt of subsidiaries that will be allocated to shareholders who hold (or are deemed to hold) shares on the day such gains were realized if there is no corresponding distribution of the proceeds from such sales, or where a shareholder disposes of shares after an allocation of gain but before proceeds (if any) are distributed by the Company. Shareholders may also realize income in excess of distributions due to the Company’s use of cash from operations or sales proceeds for uses other than to make distributions to shareholders, including funding acquisitions, satisfying short- and long-term working capital needs of our businesses, or satisfying known or unknown liabilities. In addition, certain financial covenants with the Company’s lenders may limit or prohibit the distribution of cash to shareholders. The Company’s board of directors is also free to change the Company’s distribution policy. The Company is under no obligation to make distributions to shareholders equal to or in excess of their portion of our taxable income or sufficient in amount even to satisfy the tax liability that results from that income.
All of the Company’s income could be subject to an entity-level tax in the United States, which could result in a material reduction in cash flow available for distribution to holders of shares of the Trust and thus could result in a substantial reduction in the value of the shares.
Under our current structure, we do not expect the Company to be characterized as a corporation so long as it would not be required to register as an investment company under the Investment Company Act of 1940 and 90% or more of its gross income for each taxable year constitutes “qualifying income.” The Company expects to receive more than 90% of its gross income each year from dividends, interest and gains on sales of stock or debt instruments, including principally from or with respect to stock or debt of corporations in which the Company holds a majority interest. The Company intends to treat all such dividends, interest and gains as “qualifying income.”
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
If we elect to treat the Trust as a corporation for U.S. federal income tax purposes or state tax purposes, the impact on the value of our common shares is uncertain.
The value of your investment may depend in part on our treatment as a partnership for U.S. federal income tax purposes. We may determine it is prudent to change our structure, and we may be treated as a corporation for U.S. federal income tax purposes in the future. If we were treated as a corporation for U.S. federal income tax purposes, (i) we would become subject to corporate income tax, currently at the recently reduced rate of 21% and (ii) distributions to shareholders would be taxable as dividends for U.S. federal income tax purposes to the extent of our earnings and profits. While our effective tax rate would likely increase and the amount of distributions to our shareholders would likely decrease as a result of our election to be treated as a corporation for U.S. federal income tax purposes, it is possible that the value of our common shares may go up as a result of our common shares becoming available to a more diverse investor base and being included on certain stock market indices and in certain sector groupings.
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
General Risk Factors
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
Factors that could trigger impairment include the following:
•significant under performance relative to historical or projected future operating results;
•significant changes in the manner of or use of the acquired assets or the strategy for our overall business;
•significant negative industry or economic trends;
•significant decline in our stock price for a sustained period;
•changes in our organization or management reporting structure could result in additional reporting units, which may require alternative methods of estimating fair values or greater desegregation or aggregation in our analysis by reporting unit; and
•a decline in our market capitalization below net book value.
As of December 31, 2020, we had identified indefinite lived intangible assets with a carrying value in our financial statements of $60.0 million, and goodwill of $766.0 million.
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
Our businesses could experience fluctuations in the costs and availability of raw materials, components or whole goods which could result in significant disruptions to supply chains, production disruptions and increased costs for our businesses.
Our businesses require access to various raw materials, components and whole goods to manufacture and distribute products. Changes in the availability and price of raw materials, components and whole goods, which can fluctuate significantly as a result of economic volatility, regulatory instability or change in import tariffs or trade agreements, can significantly increase the costs of production and distribution, which could have a material negative effect on the profitability of the businesses.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
NONE

ITEM 2. PROPERTIES
The following is a summary as of December 31, 2020 of the physical properties owned or leased by our businesses that we consider materially important to those businesses.
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
In addition, at December 31, 2020, 5.11 leased space for 75 retail stores, ranging in size from 3,250 square feet to 10,000 square feet.
BOA
BOA is headquartered in Denver, Colorado and leases offices and warehouse space in locations worldwide. The summary below outlines BOA's primary leased offices and warehouse space.

Location	Square Feet	Use
Denver, CO	88,000	Office
Mondsee, Austria	12,000	Office
Seoul, South Korea	2,700	Office
Chiba, Japan	2,500	Office
Hong Kong, China	20,000	Office/Warehouse
Shenzhen, China	6,000	Office
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
Marucci Sports
Marucci is headquartered in Baton Rouge, Louisiana. The summary below outlines Marucci's primary leased office and manufacturing space.

Location	Square Feet	Use
Baton Rouge, LA	73,900	Office/Distribution Center
King of Prussia, PA	22,500	Manufacturing
Punxsutawney, PA	15,000	Manufacturing
Winnfield, PA	14,330	Manufacturing
Lafayette, LA	12,192	Retail Store
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

Location	Square Feet	Use
Marengo, IL	94,220	Office/Warehouse
Marietta, OH	81,000	Office/Warehouse
Marengo, IL	55,200	Office/Warehouse
Norfolk, NE	109,000	Office/Warehouse
Rochester, NY	73,000	Office/Warehouse
Ogallala, NE	25,000	Office/Warehouse
Guangdong Province, China	154,210	Office/Warehouse
Sheffield, England	25,000	Office/Warehouse
Lupfig, Switzerland	52,937	Office/Warehouse
Foam Fabricators
Foam Fabricators is headquartered in Scottsdale, Arizona and operates 14 molding and fabricating facilities across North America.

Location	Square Feet	Leased or Owned
Anderson, South Carolina	133,250	Leased
Compton, California	44,000	Leased
Erie, Pennsylvania	199,962	Leased
Fort Madison, Iowa	80,000	Leased
Jackson, Tennessee	55,000	Leased
Jefferson, Georgia	60,000	Leased
Keller, Texas	131,073	Leased
Modesto, California	79,000	Leased
El Dorado Springs, Missouri	38,000	Owned
New Albany, Indiana	65,000	Owned
Bloomsburg, Pennsylvania	54,000	Owned
Tijuana, Mexico	60,000	Leased
Queretaro, Mexico	100,000	Leased
Scottsdale, Arizona	7,000	Leased
Northbridge, MA	380,000	Leased

Sterno
Sterno is headquartered in Corona, California. Sterno owns manufacturing and production facilities in Memphis, Tennessee and Texarkana, Texas. All other properties are leased. The summary below outlines Sterno's primary property locations.

Location	Square Feet	Use
Corona, CA	12,330	Corporate Office
Memphis, TN	168,316	Manufacturing
Texarkana, TX	476,000	Manufacturing
Delta, Canada	45,000	Warehouse
Vancouver, Canada	50,372	Office
Vancouver, Canada	33,711	Warehouse
Provo, UT	171,361	Office/Warehouse
Spanish Fork, UT	313,719	Warehouse
Velocity Outdoor
Velocity Outdoor is headquartered in Bloomfield, New York. Velocity owns a 225,000 square foot manufacturing facility in Bloomfield, New York that also holds their corporate offices, and leases a 144,000 square foot finished goods warehouse in Farmington, New York. Velocity's Ravin subsidiary operates an 80,000 square foot manufacturing facility in Superior, Wisconsin.
Corporate
Our corporate offices are located in Westport, Connecticut and Irvine, California, where we utilize space provided by our Manager.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common shares of Trust stock has traded on the New York Stock Exchange (the “NYSE”) under the symbol “CODI”.
Common Stock Holders
On December 31, 2020 there were 15 registered holders of our common stock. The number of registered holders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.
COMPARATIVE PERFORMANCE OF SHARES OF TRUST COMMON STOCK
The performance graph shown below compares the change in cumulative total shareholder return on common shares of Trust stock with the NYSE Composite Index and the NYSE Financial Sector Index for the previous five years, through the year ended December 31, 2020. The graph sets the beginning value of common shares of Trust stock and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of common shares of Trust stock.

300
275
250
225
200
175
150
125
100
75
50
25
0
December 31, 2015
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
Compass Diversified Holdings
NYSE Financial Sector Index
NYSE Composite Index

	Year ended December 31,
Data	2015	2016	2017	2018	2019	2020
Compass Diversified Holdings	$100.00	$123.03	$126.46	$101.09	$219.39	$185.39
NYSE Financial Sector Index	$100.00	$113.61	$137.74	$119.64	$153.56	$150.20
NYSE Composite Index	$100.00	$111.94	$132.90	$121.01	$151.87	$162.49

Distributions
For the years 2020, 2019 and 2018, we declared and paid quarterly cash distributions of $0.36 per share to holders of record of our common shares. The Company’s board of directors has full authority and discretion to determine whether or not a distribution by the Company should be declared and paid to the Trust and in turn to our shareholders, as well as the amount and timing of any distribution. The Company’s board of directors may, based on their review of our financial condition and results of operations and any future changes to our tax structure, determine to modify future distributions.
Recent Sales of Unregistered Securities
On April 18, 2018, the Company consummated the issuance and sale of $400 million aggregate principal amount of its Senior Notes offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. We used the net proceeds from the sale of the Senior Notes to repay debt under our credit facilities in connection with the concurrent refinancing transaction related to the 2018 Credit Facility. The Senior Notes were issued pursuant to the Indenture. The Senior Notes bear interest at the rate of 8.000% per annum and will mature on May 1, 2026. Interest on the Senior Notes is payable in cash on May 1st and November 1st of each year, beginning on November 1, 2018. On May 7, 2020, the Company consummated the issuance and sale of $200 million aggregate principal amount of its Additional Notes. The Additional Notes have identical terms as the Senior Notes, except that the Additional Notes were issued (i) at a price of 101.000% of the principal amount plus accrued and unpaid interest from May 1, 2020 up to, but excluding, May 7, 2020 (whereas, the Senior Notes were issued at 100.000% of the principal amount), and (ii) on a different issue date. The proceeds from the Additional Notes were used to pay down the amount outstanding on the Company's 2018 Revolving Credit Facility. The Senior Notes and Additional Notes are general senior unsecured obligations of the Company and are not guaranteed by our subsidiaries.
Purchases of Equity Securities by Issuer and Affiliated Purchasers
None.
ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected historical and other data of the Company and should be read in conjunction with the more detailed consolidated financial statements included elsewhere in this Annual Report. Selected financial data below includes the results of operations, cash flow and balance sheet data of the Company for the years ended December 31, 2020, 2019, 2018, 2017, and 2016.
The operating results of Manitoba Harvest and Clean Earth in 2016, 2017, 2018 and 2019 are presented as discontinued operations in the table below and are not included in continuing operations. The operating results for Tridien in 2016 are reflected as discontinued operations in the table below and are not included in continuing operations. Data included below only includes activity in our operating subsidiaries from their respective dates of acquisition.

	Year ended December 31,
(in thousands, except per share data)	2020 (1)	2019	2018 (1)	2017 (1)	2016 (1)

Statements of Operations Data:
Net sales	$1,560,757	$1,450,253	$1,357,320	$1,002,783	$729,989
Gross profit	562,781	519,443	469,842	361,389	245,736
Operating income	94,833	60,196	56,628	24,501	10,811
Income (loss) from continuing operations	27,097	(40,773)	(18,877)	14,110	44,798
Income and gain from discontinued operations	100	347,914	17,087	19,502	11,732

Net income (loss)	$27,197	$307,141	$(1,790)	$33,612	$56,530
Net income from continuing operations—noncontrolling interest	4,417	5,542	5,217	8,245	3,205
Net loss from discontinued operations—noncontrolling interest	—	(266)	(1,305)	(2,624)	(1,360)

	Year ended December 31,
(in thousands, except per share data)	2020 (1)	2019	2018 (1)	2017 (1)	2016 (1)
Net income (loss) attributable to Holdings	$22,780	$301,865	$(5,702)	$27,991	$54,685

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(0.34)	$(2.17)	$(0.73)	$(0.77)	$0.27
Discontinued operations	—	5.81	0.31	0.33	0.24
Basic and fully diluted income (loss) per share attributable to Holdings	$(0.34)	$3.64	$(0.42)	$(0.44)	$0.51

Cash distribution declared per common share	$1.44	$1.44	$1.44	$1.44	$1.44

Cash Flow Data:
Cash provided by operating activities	$148,625	$84,562	$114,452	$81,771	$111,372
Acquisitions of businesses	(667,101)	—	(495,136)	(158,706)	(499,116)
Cash provided by (used in) investing activities	(700,834)	743,126	(604,080)	(77,278)	(363,021)
Net amounts borrowed (repaid)	307,000	(724,250)	121,028	31,915	248,058
Cash (used in) provided by financing activities	521,725	(779,522)	500,111	(2,588)	208,726

Balance Sheet Data:
Current assets	$708,367	$644,272	$681,185	$526,818	$452,819
Total assets	2,598,918	1,891,892	2,372,335	1,820,303	1,777,155
Current liabilities	294,715	209,479	259,280	212,193	202,521
Long-term debt	899,460	394,445	1,098,871	584,347	551,652
Noncontrolling interests	118,301	50,548	59,970	52,791	38,139
Shareholders’ equity attributable to Holdings	1,101,847	1,115,327	859,372	873,208	856,405
(1) Includes the effect of material business acquisitions as follows:
•The year ended December 31, 2020 includes the operating results of Marucci Sports, acquired on April 20, 2020 and BOA acquired on October 16, 2020.
•The year ended December 31, 2018 includes the operating results of Foam Fabricators, acquired on February 15, 2018, and Rimports, acquired by our Sterno subsidiary on February 26, 2018.
•The year ended December 31, 2017 includes the operating results of Velocity Outdoor, acquired on June 2, 2017.
•The year ended December 31, 2016 includes the operating results of 5.11, acquired on August 31, 2016.

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
In pursuing new acquisitions, we seek businesses with the following characteristics:
•North American base of operations;
•stable and growing earnings and cash flow;
•maintains a significant market share in defensible industry niche (i.e., has a “reason to exist”);
•solid and proven management team with meaningful incentives;
•low technological and/or product obsolescence risk; and
•a diversified customer and supplier base.
Our management team’s strategy for our subsidiaries involves:
◦utilizing structured incentive compensation programs tailored to each business in order to attract, recruit and retain talented managers to operate our businesses;
◦regularly monitoring financial and operational performance, instilling consistent financial discipline, and supporting management in the development and implementation of information systems to effectively achieve these goals;
◦assisting management in their analysis and pursuit of prudent organic cash flow growth strategies (both revenue and cost related);
◦identifying and working with management to execute attractive external growth and acquisition opportunities; and
•forming strong subsidiary level boards of directors, including independent directors, to supplement management in their development and implementation of strategic goals and objectives.
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
Initial public offering and Company formation
On May 16, 2006, we completed our initial public offering of 13,500,000 shares of the Trust (the “IPO”). Subsequent to the IPO the Company’s board of directors engaged our Manager to externally manage the day-to-day operations and affairs of the Company, oversee the management and operations of the businesses and to perform those services customarily performed by executive officers of a public company.
From May 16, 2006 through December 31, 2020, we purchased twenty-one businesses (each of our businesses is treated as a separate operating segment) and disposed of ten businesses. The tables below reflect summarized information relating to our acquisitions and dispositions from the date of our IPO through December 31, 2020 (in thousands):
Acquisitions

			Ownership Interest - December 31, 2020
Business	Acquisition Date	CODI Purchase Price	Primary	Diluted
CBS Holdings (Staffmark) (1)	May 16, 2006	$183,200	N/a	N/a
Crosman (2)	May 16, 2006	$72,600	N/a	N/a
Advanced Circuits (3)	May 16, 2006	$81,000	71.8%	67.6%
Silvue	May 16, 2006	$36,000	N/a	N/a
Tridien (3)	August 1, 2006	$31,000	N/a	N/a
Aeroglide	February 28, 2007	$58,200	N/a	N/a
Halo	February 28, 2007	$62,300	N/a	N/a
American Furniture	August 31, 2007	$97,000	N/a	N/a
FOX (4)	January 4, 2008	$80,400	N/a	N/a
Liberty Safe (3)	March 31, 2010	$70,200	91.2%	86%
Ergobaby (3)	September 16, 2010	$85,200	81.4%	72.6%
CamelBak	August 24, 2011	$251,400	N/a	N/a
Arnold Magnetics	March 5, 2012	$128,800	96.7%	81.1%
Clean Earth (3)	August 7, 2014	$251,400	N/a	N/a
Sterno (3) (5)	October 10, 2014	$314,400	100.0%	88.5%
Manitoba Harvest (3)	July 10, 2015	$102,700	N/a	N/a
5.11	August 31, 2016	$408,200	97.6%	88.1%
Velocity Outdoor (2) (3)	June 2, 2017	$150,400	99.3%	88%
Foam Fabricators (3)	February 15, 2018	$253,400	100.0%	91.5%
Maruccci Sports	April 20, 2020	$198,900	92.2%	83.8%
BOA	October 16, 2020	$454,300	81.9%	74.8%

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
(4) FOX completed an IPO of its common stock in August 2013 in which we sold a 22% interest in FOX, reducing our ownership interest to 53%.9. In July 2014, FOX completed a secondary offering in which we sold a 12% interest in FOX, reducing our ownership interest to 41% and resulting in the deconsolidation of FOX from our financial results. We subsequently sold our remaining shares of FOX and now hold no ownership interest in FOX. We recognized total net proceeds from the sale of our FOX shares of approximately $465.1 million.

(5) The total purchase price of Sterno includes the acquisition of Rimports in February 2018 for a purchase price of $154.4 million.
Dispositions

Business	Date of Disposition	Sale Price	CODI Proceeds from Disposition (1)	Gain (loss) recognized (2)
Crosman	January 5, 2007	$143,000	$109,600	$35,800
Aeroglide	June 24, 2008	$95,000	$78,500	$33,700
Silvue	June 25, 2008	$95,000	$63,600	$39,600
Staffmark	October 17, 2011	$295,000	$216,000	$88,500
Halo	May 1, 2012	$76,500	$66,500	$(300)
CamelBak	August 3, 2015	$412,500	$367,800	$158,300
American Furniture	October 5, 2015	$24,100	$23,500	$(14,100)
Tridien	September 21, 2016	$25,000	$22,700	$1,700
FOX	*	*	$526,600	$428,700
Manitoba Harvest (3)	February 28, 2019	$294,300	$219,700	$121,700
Clean Earth	June 28, 2019	$625,000	$551,900	$209,300

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

* We made loans to and purchased a controlling interest in FOX on January 4, 2008, for approximately $80.4 million. In August 2013, FOX completed an initial public offering of its common stock. As a result of the initial public offering, our ownership interest in FOX was reduced to approximately 53.9%. No gain was reflected as a result of the sale of our FOX shares in the initial public offering because our majority classification of FOX did not change. FOX used a portion of their net proceeds received from the sale of their shares as well as proceeds from a new external FOX credit facility to repay $61.5 million in outstanding indebtedness to us under their existing credit facility with us. In July 2014, through a secondary offering, our ownership in FOX was lowered from approximately 54% to approximately 41%, and as a result we deconsolidated FOX as of July 10, 2014. In March and August 2016, through two more secondary offerings and a share repurchase by FOX, our ownership in the outstanding common stock of FOX was further lowered to approximately 23% as of September 30, 2016. In November 2016, through another secondary offering, our ownership in the outstanding common stock of FOX was further lowered to approximately 14%. On March 13, 2017, FOX closed on a secondary public offering of 5,108,718 shares of FOX common stock held by CODI, which represented CODI's remaining investment in FOX. We recognized total net proceeds from the sales of our FOX shares of approximately $465.1 million, plus proceeds from the repayment of the FOX credit facility of $61.5 million upon completion of their initial public offering, and a total gain of $428.7 million.
We are dependent on the earnings of, and cash receipts from, the businesses that we own in order to meet our corporate overhead and management fee expenses and to pay distributions. The earnings and distributions of our businesses are generally lowest in the first quarter, and strongest in the third and fourth quarter, of each fiscal year. These earnings and distributions, net of any non-controlling interest in these businesses, are available to:

•meet capital expenditure requirements, management fees and corporate overhead charges;
•fund distributions from the businesses to the Company; and
•be distributed by the Trust to shareholders.
2020 Highlights and Recent Events
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
Acquisition of Marucci Sports, LLC
On March 6, 2020, the Company, through a wholly-owned subsidiary, Wheelhouse Holdings Inc., a Delaware Corporation (“Marucci Buyer”), entered into an Agreement and Plan of Merger with Marucci Sports, LLC, a Delaware limited liability company (“Marucci”), Wheelhouse Holdings Merger Sub LLC, a Delaware limited liability company and a wholly-owned Subsidiary of Marucci Buyer, and, Wheelhouse 2020 LLC, a Delaware limited liability company (in its capacity as the representative of the unit holders and option holders of Marucci), pursuant to which Wheelhouse Holdings Merger Sub LLC was to be merged with and into Marucci (the “Transaction”) such that the separate existence of Wheelhouse Holdings Merger Sub LLC would cease, and Marucci would survive the Transaction as a subsidiary of Marucci Buyer. Headquartered in Baton Rouge, Louisiana, Marucci is a leading manufacturer and distributor of baseball and softball equipment. Founded in 2009, Marucci has a product portfolio that includes wood and metal bats, apparel and accessories, batting and fielding gloves and bags and protective gear.
The Transaction was completed on April 20, 2020 for a total purchase price of approximately $200 million in cash, subject to certain adjustments based on matters such as the working capital and indebtedness balances at the time of the closing. The Company funded the purchase price using funds drawn on its 2018 Revolving Credit Facility in March 2020. The Company's initial equity ownership in Marucci was approximately 92%, as certain existing stakeholders in Marucci invested in the transaction alongside the Company.
Acquisition of Boa Technology Inc.
On October 16, 2020, the Company, through its newly formed acquisition subsidiaries, BOA Holdings Inc., a Delaware corporation (“BOA Holdings”) and BOA Parent Inc., a Delaware corporation (“BOA Buyer”) and a wholly-owned subsidiary of BOA Holdings, acquired BOA Technology Inc. ("BOA"), and its subsidiaries pursuant to an Agreement and Plan of Merger (the “Agreement and Plan of Merger”) by and among Buyer, Reel Holding Corp., a Delaware corporation (“Reel”) and the sole stockholder of BOA Technology, Inc., BOA Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of BOA Buyer (“Merger Sub”) and Shareholder Representative Services LLC (in its capacity as the representative of the stockholders of Reel) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reel Holding Corp., a Delaware corporation (“BOA”) and the sole stockholder of BOA Technology, Inc., BOA Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of BOA Buyer (“Merger Sub”), and Shareholder Representative Services LLC (in its capacity as the representative of the stockholders of BOA). Pursuant to the Merger Agreement, Merger Sub was merged with and into BOA (the “Merger”) such that the separate existence of Merger Sub ceased, and BOA survived the Merger as a wholly-owned subsidiary of BOA Buyer. BOA, creators of the award-winning BOA® Fit System featured in performance footwear, action sports, outdoor and medical products worldwide, was founded in 2001 and is headquartered in Denver, Colorado. The total purchase price for the acquisition of BOA was $454 million (excluding working capital and certain other adjustments upon closing, and transaction costs). The Company funded the acquisition with cash on hand and a $300 million draw on its 2018 Revolving Credit Facility. The Company's initial equity ownership in BOA is approximately 82%, as certain existing stockholders in BOA invested in the transaction alongside the Company.
Common shares - For the 2020 fiscal year we declared distributions to our common shareholders totaling $1.44 per share.

Preferred shares - For the 2020 fiscal year we declared distributions to our preferred shareholders totaling $1.8125 per share on our Series A Preferred Shares and $1.96875 on our Series B Preferred Shares and $1.96875 on our Series C Preferred Shares. We also declared a distribution to our preferred shareholders of $0.38281 per share on our Series C Preferred Shares.
2021 Outlook and Significant Trends
Impact of COVID-19 on Our Operations, Financial Condition, Liquidity and Results of Operations
In March 2020, the World Health Organization categorized COVID-19 as a pandemic. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration, severity and ultimate impact on our business are currently unknown. The COVID-19 pandemic led to governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, business curtailments, particularly retail operations and non-essential businesses, school closures, and other measures. In addition, governments and central banks in several parts of the world enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19. The public health situation, global response measures and corresponding impacts on various markets remain fluid and uncertain. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it is impacting our customers, employees, supply chains, and distribution networks. We experienced and expect to continue to experience reductions in customer demand in certain of our niche industrial end-markets. We expect that the government measures taken to address the spread of the virus, the reduced operational status of some of our suppliers, the reductions in production at certain facilities, and the decrease in foot traffic at many brick and mortar retail businesses will continue to impact our operations during 2021 while the roll out of the COVID-19 vaccine occurs. Vaccines effective in combating COVID-19 were approved by health agencies in various countries in which we operate, however initial quantities of vaccines are limited and vaccine distributions are being allocated first to those members of individual populations believed most susceptible to severe effects from COVID-19. Full administration of the COVID-19 vaccines is unlikely to occur in most jurisdictions until mid- to late-2021. The timing and shape of the COVID-19 recovery as well as the impact and extent of potential resurgences is not presently known. These and other uncertainties with respect to COVID-19 could result in changes to our current expectations in addition to a number of adverse impacts to our business.
During 2020, we worked with management at each of our businesses to reduce our controllable costs, including short-term actions to reduce labor costs, eliminating non-essential travel and reducing discretionary spending, while implementing various measures to ensure that we could continue operating during the COVID-19 pandemic. The health of our team and various stakeholders is our highest priority, and we have taken multiple steps to provide support and a safe work environment. Additionally, our businesses proactively managed working capital and we reduced our capital spending plan for the year, without deferring many key strategic ongoing initiatives.
In the past year, a number of trends affected middle market deal flow, with a slow down beginning at the end of the first quarter with the onset of the COVID-19 pandemic, followed by a sustained increase in activity in the second half of the year. The Company closed on two acquisitions in 2020, Marucci Sports in April and BOA in October, as well as an add-on acquisition at Foam Fabricators in July. The ability to source, finance and close these strategic acquisitions reflects the strength of our permanent capital model and the Company's attractive ownership and management attributes to potential sellers of middle market businesses.

Business Outlook
For 2021, the Company anticipates that COVID-19 will continue to have an impact on its results of operations, including a decrease in operating income and Adjusted EBITDA at certain of its niche industrial businesses. These niche industrial businesses will continue to experience operating constraints as their end markets are expected to be more significantly impacted by the pandemic. For example, the Company expects the Sterno Products division of Sterno to continue to be negatively impacted by the pandemic throughout 2021 due to that division's reliance on the food service industry. However, we expect the diversification of our group of businesses, particularly the continued strong performance in our consumer branded businesses, to offset the expected decline in operating results from the COVID-19 pandemic experienced by these niche industrial businesses. We expect that our outdoor consumer branded businesses, particularly, 5.11, Liberty Safe and Velocity Outdoor, and our 2020 acquisitions, Marucci Sports and BOA, will continue to build on trends experienced in the prior year, particularly the increase in consumer participation in outdoor activities.

During 2019, the Company received an aggregate total of $771.6 million in net cash proceeds as a result of the divestitures of Manitoba Harvest and Clean Earth, as well as $111.0 million from the issuance and sale of Series C Preferred Shares. In May 2020, the Company completed a share offering of five million Trust common shares resulting in net proceeds of $83.9 million and issued an additional $200 million of our 8% Senior Notes. The Company believes that it currently has adequate liquidity and capital resources to meet its existing obligations, including distributions to its shareholders, as, and if, approved by the Board of Directors, over the next twelve months. However, if the Company’s operations are impacted more than expected during 2021 as a result of the COVID-19 pandemic, the Company’s results of operations could be impacted more dramatically than currently anticipated and as a result, the Company’s liquidity and capital resources could be more constrained than expected.
The areas of focus for 2021, which are generally applicable to each of our businesses, include:
•Achieving sales growth through a combination of new product development, increasing distribution, new customer acquisitions and international expansion;
•Taking market share, where possible, in each of our niche market leading companies, generally at the expense of less well capitalized competitors;
•Striving for excellence in supply chain management, manufacturing and technological capabilities;
•Continuing to pursue expense reduction and cost savings in lower margin business lines or in response to lower production volume;
•Continuing to grow through disciplined, strategic acquisitions and rigorous integration processes; and
•Driving free cash flow through increased net income and effective working capital management, enabling continued investment in our businesses, strategic acquisitions, and distributions to our shareholders.

Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the years ended December 31, 2020, 2019 and 2018, and components of the results of operations as well as those components presented as a percent of net revenues, for each of our businesses on a stand-alone basis.
We acquired BOA in October 2020, Marucci Sports in April 2020, Foam Fabricators in February 2018, and our Sterno business acquired Rimports in February 2018. In the following results of operations, we provide (i) our actual Consolidated Results of Operations for the years ended December 31, 2020, 2019 and 2018, which includes the historical results of operations of each of our businesses (operating segments) from the date of acquisition in accordance with generally accepted accounting principles in the United States ("GAAP" or "US GAAP") and (ii) comparative historical components of the results of operations for each of our businesses on a stand-alone basis (“Results of Operations – Our Businesses”), for each of the years ended December 31, 2020, 2019 and 2018, where all years presented include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. For the 2020 acquisitions of Marucci Sports and BOA, the pro forma results of operations have been prepared as if we purchased these businesses on January 1, 2019. For the 2018 acquisitions of Foam Fabricators and Rimports, the pro forma results of operations have been prepared as if we purchased these businesses on January 1, 2018. We believe this presentation enhances the discussion and provides a more meaningful comparison of operating results. The following operating results of our businesses are not necessarily indicative of the results to be expected for a full year, going forward.
All dollar amounts in the financial tables are presented in thousands. References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Consolidated Results of Operations — Compass Diversified Holdings

	Year Ended December 31,
	2020	2019	2018

Net revenues	$1,560,757	$1,450,253	$1,357,320
Cost of revenues	997,976	930,810	887,478
Gross profit	562,781	519,443	469,842
Selling, general and administrative expense	371,264	335,181	320,085
Management fees	34,749	37,030	43,443
Amortization of intangible assets	61,935	54,155	49,686
Asset impairment expense	—	32,881	—
Operating income	94,833	60,196	56,628
Interest expense, net	(45,768)	(58,216)	(55,245)
Amortization of debt issuance costs	(2,454)	(3,314)	(3,905)
Loss on sale of securities	—	(10,193)	—
Other income (expense)	(2,620)	(14,504)	(5,889)
Loss from continuing operations before income taxes	43,991	(26,031)	(8,411)
Provision (benefit) for income taxes	16,894	14,742	10,466
Income (loss) from continuing operations	$27,097	$(40,773)	$(18,877)
Year ended December 31, 2020 compared to the Year ended December 31, 2019
Net revenues
Net revenues for the year ended December 31, 2020 increased by approximately $110.5 million or 7.6% compared to the corresponding period in 2019.  During the year ended December 31, 2020 as compared to the year ended December 31, 2019, we saw notable sales increases at 5.11 ($12.5 million increase), Liberty ($17.0 million increase) and Velocity ($68.2 million increase) as a result of an increased consumer focus on outdoor related brands. Our Foam Fabricators business also saw an increase in net revenues of $8.6 million as a result of an add-

on acquisition that occurred in July 2020. Our Marucci business, which we acquired in April 2020, had net sales of $43.4 million during our ownership period in 2020, and our BOA business, which we acquired in October 2020, had net sales of $25.3 million during our period of ownership. These increases in net revenue were partially offset by decreases in net revenue in 2020 as compared to 2019 at our other businesses, primarily as a result of the effects of the COVID-19 pandemic, notably Ergobaby ($15.3 million decrease), Arnold ($21.0 million decrease) and Sterno ($25.5 million decrease). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net revenue by business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $67.2 million during the year ended December 31, 2020, compared to the corresponding period in 2019, primarily as a result of the increase in net revenues. Gross profit as a percentage of net revenues was approximately 36.1% in year ended December 31, 2020 compared to 35.8% in 2019. We recognized $5.9 million in expense related to the amortization of the inventory step-up resulting from our purchase price allocation of Marucci Sports and BOA and Foam Fabricators' acquisition of Polyfoam during the year ended December 31, 2020. Excluding the effect of the amortization of inventory step-up, gross profit as a percentage of net revenues was 36.4%. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $36.1 million during the year ended December 31, 2020, compared to the corresponding period in 2019. The increase in selling, general and administrative expense primarily relates to the acquisition of Marucci Sports in April 2020 and BOA in October 2020. In addition to the incremental selling, general and administrative expense incurred by these businesses subsequent to their acquisition, we incurred $4.8 million in acquisition costs and $2.1 million in integration related fees from these acquisitions in 2020. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense decreased from $14.9 million in 2019 to $14.2 million in 2020, primarily due to decreased travel costs, partially offset by costs associated with an unsuccessful acquisition.
Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. Concurrent with the September 2019 sale of Clean Earth, CGM agreed to waive the management fee on cash balances held at the Company, commencing with the quarter ended September 30, 2019 and continuing until the quarter during which the Company next borrowed under the 2018 Revolving Credit Facility. In March 2020, as a proactive measure to provide the Company with additional cash liquidity in light of the COVID-19 pandemic, the Company elected to draw down $200 million on our 2018 Revolving Credit Facility. The Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the Company as of March 31, 2020. Additionally, as a result of an expected decline in earnings and cash flows in the second quarter of 2020, CGM agreed to waive 50% of the management fee calculated at June 30, 2020 that was paid in July 2020. Further, for the third quarter of 2020, the Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the Company as of September 30, 2020. The result of these waivers was a decrease in the management fee during the year ended December 31, 2020 as compared to the prior year, despite the addition of the Marucci business in April 2020. CGM has also entered into a waiver of the MSA for a period through December 31, 2021 to receive a 1% annual management fee related to BOA, rather than the 2% called for under the MSA, which reduced the management fee paid for the fourth quarter of 2020.

Amortization expense
Amortization expense for the year ended December 31, 2020 increased $7.8 million to $61.9 million as compared to the prior year, primarily as a result of the acquisitions of Marucci in April 2020 and BOA in October 2020.
Impairment expense
Velocity Outdoor performed an interim impairment test of their goodwill during the quarter ended September 30, 2019 as a result of operating results below forecasts in the current period as well as a re-forecast of the Velocity business in which planned earnings and revenue fell below the forecasts of prior periods. The impairment test resulted in Velocity Outdoor recording impairment expense of $32.9 million in the prior year ended December 31, 2019.
Interest Expense
We recorded interest expense totaling $45.8 million for the year ended December 31, 2020 compared to $58.2 million for the comparable period in 2019, a decrease of $12.4 million. The decrease in interest expense for the year ended December 31, 2020 reflects the repayment of our 2018 Term Loan during 2019 using a portion of the proceeds from the sale of Clean Earth and proceeds from the issuance of preferred shares, offset by an increase in interest expense related to our issuance of an additional $200 million of our 8.000% Senior Notes in May 2020.
Income Taxes
We had income tax expense of $16.9 million with an effective income tax rate of 38.4% during the year ended December 31, 2020 compared to income tax expense of $14.7 million with an effective income tax rate of 56.6% during the same period in 2019. The effective tax rate for the years ended December 31, 2020 and 2019 includes a loss at our parent company, which is taxed as a partnership. Although we had income from continuing operations before income taxes for the year ended December 31, 2020 as compared to a loss from continuing operations for the year ended December 31, 2019 ($44.0 million income in 2020 compared to a $26.0 million loss in 2019), our income tax provision increased by only $2.2 million in 2020 as compared to 2019. The tax provision reflects the effect of state and local taxes, foreign taxes and the related allocation of income at our subsidiaries, in addition to effect of the losses at our parent company. The effective income tax rate in the prior year also reflects the effect of the impairment expense recognized at Velocity and the utilization of tax credits.
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
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $43.3 million during the year December 31, 2019, compared to the corresponding period in 2018. Our acquisitions of Foam Fabricators and Rimports in February 2018 contributed $6.9 million and $20.8 million, respectively, to the increase in cost of revenues, reflecting a full year of ownership compared to the corresponding period in 2018. We also saw notable increases in cost of sales at 5.11 ($9.9 million), Liberty ($12.1 million) and Velocity ($10.3 million) corresponding to the increase in net sales noted above. This was partially offset by a decrease in cost of sales at our legacy Sterno business exclusive of Rimports of $16.3 million.
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
Branded Consumer Businesses
5.11
Overview
5.11 is a leading provider of purpose-built technical apparel and gear for law enforcement, firefighters, EMS, and military special operations as well as outdoor and adventure enthusiasts. 5.11 is a brand known for innovation and authenticity, and works directly with end users to create purpose-built apparel, footwear and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide. 5.11 operates sales offices and distribution centers globally, and 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and on 511tactical.com.
Results of Operations

	Year ended December 31,
(in thousands)	2020		2019		2018
Net sales	$401,106	100.0%	$388,645	100.0%	$347,921	100.0%
Gross profit	$202,245	50.4%	$191,594	49.3%	$160,798	46.2%
Selling, general and administrative expense	$162,386	40.5%	$159,441	41.0%	$147,137	42.3%
Operating income (loss)	$30,087	7.5%	$22,408	5.8%	$3,916	1.1%
Year ended December 31, 2020 compared to the Year ended December 31, 2019
Net sales
Net sales for the year ended December 31, 2020 were $401.1 million, an increase of $12.5 million, or 3.2%, compared to the same period in 2019. This increase is due primarily to growth in e-commerce and retail sales growth of $30.2 million, or 31.2%, driven by growing demand in direct-to-consumer channels, specifically digital. Retail sales grew largely through twelve new retail store openings since December 2019 (bringing the total store count to seventy-three as of December 31, 2020) as well as the full-year impact of the sixteen stores opened in 2019. The increase in net sales for the year ended December 31, 2020 were further increased by Direct-to-Agency (“DTA”) contracts fulfilled in 2020. The increase in net sales for the year ended December 31, 2020 as compared to the prior year was offset by the effects of the COVID-19 pandemic on store traffic in our wholesale channels and our own retail stores.
Gross profit
Gross profit as a percentage of net sales increased from 49.3% in the year ended December 31, 2019 to 50.4% in the year ended December 31, 2020. Growth in gross margin was driven by channel mix as direct-to-consumer sales, which realize a higher gross margin than wholesale sales, grew versus the prior period. The growth in gross profit for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was partially offset by additional inventory reserves and duty drawback accrual (increase in cost of goods sold) for audited duty drawback claims.

Selling, general and administrative expense
Selling, general and administrative expenses for the year ended December 31, 2020 increased to $162.4 million or 40.5% of net sales compared to $159.4 million or 41.0% of net sales for the year ended December 31, 2019. The decrease in selling, general and administrative expense as a percentage of net sales was driven by management’s decision to reduce variable expenses, including travel and entertainment, sales and marketing, and payroll as a response to decreased sales from the effects of the COVID-19 pandemic. The decrease was partially offset by an increase in marketing spend to drive demand in the growing direct to consumer channels and by the costs associated with additional retail stores (seventy-three open in 2020 versus sixty-one open in 2019 during the comparable period).
Income from operations
Income from operations for the year ended December 31, 2020 was $30.1 million, an increase of $7.7 million when compared to the same period in 2019, based on the factors described above.
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

BOA
Overview
BOA Technology, creator of the revolutionary, award-winning, patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, hiking/trekking, golf, running, court sports, workwear as well as headwear and medical bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides creating a superior alternative to laces, buckles, Velcro, and other traditional closure mechanisms. Each unique BOA configuration is engineered for fast, effortless, precision fit, and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has offices in Austria, Greater China, South Korea, and Japan.
Results of Operations
In the following results of operations, we provide comparative pro forma results of operations for BOA for the years ended December 31, 2020 and 2019 as if we had acquired the business on January 1, 2019. The results of operations that follow include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. The operating results for BOA have been included in the consolidated results of operation from the date of acquisition through December 31, 2020.

	Year ended December 31,
	2020		2019
(in thousands)	(Pro forma)		(Pro forma)
Net sales	106,365	100.0%	106,276	100.0%
Gross profit	62,840	59.1%	61,647	58.0%
Selling, general and administrative expense	40,845	38.4%	39,153	36.8%
Income from operations	5,750	5.4%	6,254	5.9%
Pro forma financial information for BOA for the year ended December 31, 2020 and December 31, 2019 includes pre-acquisition results of operations for the period from January 1, 2020 through October 16, 2020, the acquisition date of BOA, and January 1, 2019 through December 31, 2019, for comparative purposes. The historical results of BOA have been adjusted to reflect the purchase accounting adjustments recorded in connection with the acquisition. Pro forma results of operations include the following pro forma adjustments as if we had acquired BOA January 1, 2019:
•Depreciation expense associated with the increase in depreciable lives of capital assets of $0.1 million for the year ended December 31, 2019.
•Amortization expense associated with the intangible assets recorded in connection with the purchase price allocation for BOA of $11.9 million for the year ended December 31, 2020, and $15.0 million for the year ended December 31, 2019.
•Management fees that would have been payable to the Manager during each period.
Pro Forma Year ended December 31, 2020 compared to the Pro Forma Year ended December 31, 2019
Net sales
Net sales for the year ended December 31, 2020 were $106.4 million, an increase of $0.1 million or 0.1% when compared to net sales of $106.3 million for the year ended December 31, 2019.
Gross profit
Gross profit as a percentage of net sales was 59.1% for the year ended December 31, 2020 compared to 58.0% for the same period in 2019. The cost of sales for the year ended December 31, 2020 includes $1.5 million related to the amortization of inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the inventory step-up, the gross profit as a percentage of net sales for the year ended December 31, 2020 was 60.5%. The increase in gross profit as a percentage of net sales during the current year is attributable primarily to product mix.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2020 was $40.8 million, an increase of $1.7 million as compared to selling, general and administrative expense of $39.2 million for the year ended December 31, 2019. Selling, general and administrative expense for the year ended December 31, 2020 included $2.5 million in transaction costs related to the acquisition of BOA, and $1.1 million in integration services fees paid to CGM. Excluding these nonrecurring costs, selling, general and administrative expense for the year ended December 31, 2020 was approximately $37.2 million, a decrease of $2.0 million compared to the year ended

December 31, 2019. This decrease was primarily attributable to a reduction in marketing activity and a reduced level of travel during 2020.
Income from operations
Income from operations was $5.8 million for the year ended December 31, 2020 as compared to $6.3 million in income from operations in the year ended December 31, 2019, a decrease of $0.5 million based on the factors noted above.
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
Results of Operations

	Year ended December 31,
(in thousands)	2020		2019		2018
Net sales	$74,728	100.0%	$89,995	100.0%	$90,566	100.0%
Gross profit	$49,295	66.0%	$57,081	63.4%	$59,686	65.9%
Selling, general and administrative expense	$36,281	48.6%	$38,867	43.2%	$40,215	44.4%
Income from operations	$5,194	7.0%	$10,404	11.6%	$11,522	12.7%
Year ended December 31, 2020 compared to the Year ended December 31, 2019
Net sales
Net sales for the year ended December 31, 2020 were $74.7 million, a decrease of $15.3 million or 17.0% compared to the same period in 2019. During the year ended December 31, 2020, international sales were approximately $48.1 million, representing a decrease of $13.9 million over the corresponding period in 2019 primarily as a result of reduced sales volume at Ergobaby's Asia-Pacific and EMEA distributors as a result of the COVID-19 pandemic. Domestic sales were $26.7 million during the year ended December 31, 2020, reflecting a decrease of $1.4 million compared to the corresponding period in 2019. The decrease in domestic sales was driven by the Tula brand, primarily in the specialty account channel.
Gross profit
Gross profit as a percentage of net sales was 66.0% for the year ended December 31, 2020 compared to 63.4% for the same period in 2019. The increase in gross profit as a percentage of net sales was due to the mix of sales channels, mix of products sold, as well as reduced freight costs and warranty expense during the year ended December 31, 2020.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2020 decreased to approximately $36.3 million or 48.6% of net sales compared to $38.9 million or 43.2% of net sales for the same period of 2019. The decrease in selling, general and administrative expense for the year ended December 31, 2020 as compared to the year ended December 31, 2019 is a result of decreases in variable expenses in response to the COVID-19 pandemic and non-recurring expenses in the prior year.
Income from operations
Income from operations for the year ended December 31, 2020 decreased $5.2 million, to $5.2 million, compared to $10.4 million for the same period of 2019, primarily as a result of the factors described above.

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
Liberty Safe
Overview
Founded in 1988 and based in Payson, Utah, Liberty Safe is the premier designer, manufacturer and marketer of home and gun safes in North America. From its over 300,000 square foot manufacturing facility, Liberty Safe produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles ranging from an entry level product to good, better and best products. Products are marketed under the Liberty brand, as well as a portfolio of licensed and private label brands, including Cabela’s and John Deere. Liberty Safe’s products are the market share leader and are sold through an independent dealer network ("Dealer sales") in addition to various sporting goods, farm and fleet and home improvement retail outlets ("Non-Dealer sales"). Liberty has the largest independent dealer network in the industry.
Results of Operations

	Year ended December 31,
(in thousands)	2020		2019		2018
Net sales	$113,115	100.0%	$96,164	100.0%	$82,658	100.0%
Gross profit	$28,978	25.6%	$21,005	21.8%	$19,634	23.8%
Selling, general and administrative expense	$11,652	10.3%	$11,956	12.4%	$13,158	15.9%
Income from operations	$16,826	14.9%	$8,526	8.9%	$5,906	7.1%

Year ended December 31, 2020 compared to the Year ended December 31, 2019
Net sales
Net sales for the year ended December 31, 2020 increased approximately $17.0 million or 17.6%, to $113.1 million, compared to the corresponding year ended December 31, 2019. Non-Dealer sales were approximately $54.3 million in 2020 compared to $45.8 million in 2019, representing an increase of $8.5 million or 18.6%. The increase in Non-Dealer sales was attributable to a new customer in the Farm and Fleet channel in the latter half of 2019 as well as increased sales at sporting goods retailers during 2020, despite the shutdown of retail stores resulting from stay at home orders issued by local governments. Dealer sales totaled approximately $58.8 million in the year ended December 31, 2020 compared to $50.4 million in the same period in 2019, representing an increase of $8.4 million or 16.7%. The increase in Dealer sales reflects higher demand for safes driven by an expanding addressable customer base, increased knowledge of the benefits of secure valuables storage, increasing civil and political unrest, and more frequent severe weather events. Liberty Safe’s sales backlog was approximately $14.5 million at December 31, 2020 compared to approximately $5.7 million at December 31, 2019.
Gross profit
Gross profit as a percentage of net sales totaled approximately 25.6% in the year ended December 31, 2020 compared to 21.8% in the year ended December 31, 2019. The increase in gross profit as a percentage of sales during the year ended December 31, 2020 compared to the same period in 2019 is primarily attributable to favorable manufacturing variances as a result of increased production volume, customer-specific margin enhancement initiatives, and a decrease in certain material costs in 2020 compared to 2019.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2020 decreased to approximately $11.7 million or 10.3% of net sales compared to $12.0 million or 12.4% of net sales for the same period of 2019. The $0.3 million decrease in selling, general and administrative expense despite the increase in net sales is primarily attributable to decreased advertising expense in 2020 as well as lower variable costs resulting from the increase in sales.
Income from operations
Income from operations increased $8.3 million during the year ended December 31, 2020 to $16.8 million compared to income from operations of $8.5 million during the same period in 2019, principally as a result of the increase in sales and gross profit in 2020, as described above.
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
Marucci Sports
Overview
Founded in 2009 and headquartered in Baton Rouge, Louisiana, Marucci is a leading designer, manufacturer, and marketer of premium wood and metal baseball bats, fielding gloves, batting gloves, bags, protective gear, sunglasses, on and off-field apparel, and other baseball and softball equipment used by professional and amateur athletes. Marucci also develops and licenses franchises for sports training facilities. Marucci products are available through owned websites, their team sales organization, Big Box Retailers, and third party e-commerce & resellers.
Results of Operations
In the following results of operations, we provide comparative pro forma results of operations for Marucci for the years ended December 31, 2020 and 2019 as if we had acquired the business on January 1, 2019. The results of operations that follows include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. The operating results for Marucci have been included in the consolidated results of operation from the date of acquisition through December 31, 2020.

	Year ended December 31,
	2020		2019
(in thousands)	(Pro forma)		(Pro forma)
Net sales	65,942	100.0%	66,524	100.0%
Gross profit	33,774	51.2%	35,834	53.9%
Selling, general and administrative expense	30,458	46.2%	30,927	46.5%
Loss from operations	(3,898)	(5.9)%	(604)	(0.9)%
Pro forma financial information for Marucci for the year ended December 31, 2020 and December 31, 2019 includes pre-acquisition results of operations for the period from January 1, 2020 through April 20, 2020, the acquisition date of Marucci, and January 1, 2019 through December 31, 2019, for comparative purposes. The historical results of Marucci have been adjusted to reflect the purchase accounting adjustments recorded in connection with the acquisition. Pro forma results of operations include the following pro forma adjustments as if we had acquired Marucci January 1, 2019:
•Depreciation expense associated with the increase in depreciable lives of capital assets of $0.2 million for the year ended December 31, 2020, and $0.8 million for the year ended December 31, 2019.
•Amortization expense associated with the intangible assets recorded in connection with the purchase price allocation for Marucci of $1.2 million for the year ended December 31, 2020, and $4.1 million for the year ended December 31, 2019.
•Management fees that would have been payable to the Manager during each period.
Pro Forma Year ended December 31, 2020 compared to the Pro Forma Year ended December 31, 2019
Net sales
Net sales for the year ended December 31, 2020 were $65.9 million, a decrease of $0.6 million as compared to net sales of $66.5 million for the year ended December 31, 2019. During 2020, Marucci was affected by the economic slowdown resulting from the COVID-19 pandemic with baseball and softball seasons postponed in the spring and early summer throughout much of the United States. Marucci's “brick and mortar” retail partners were forced to close as a result of the pandemic thus Marucci did not receive fill-in orders during this period. As a result, sales of aluminum and wood bats were significantly less in the first and second quarter of 2020 when compared to the same period last year. Additionally, Major League Baseball postponed the beginning of their season eliminating the need for wood bats to be purchased for the professional season. During June 2020, Marucci began to see demand pick up as the baseball and softball seasons began and in August 2020, the company launched its CAT9 line of aluminum and composite bats. With the success of this launch, the demand pickup continued through the remainder of 2020.
Gross profit
Gross profit for the year ended December 31, 2020 decreased $2.1 million as compared to the year ended December 31, 2019. Gross profit as a percentage of sales was 51.2% for the year ended December 31, 2020 as compared to 53.9% for the year ended December 31, 2019. The cost of sales for the year ended December 31, 2020 includes $4.3 million related to the amortization of inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the inventory step-up, the gross profit as a percentage of net sales for the year ended December 31, 2020 was 57.7%. The increase in gross profit as a percentage of net sales was attributable to an increase in retail sales price of Marucci's aluminum bats, specifically the CAT9, increased e-commerce sales resulting from the closure of retail brick and mortar stores at various times during 2020, and greater operating efficiencies resulting from Marucci's consolidation of its wood mills during the latter part of 2019.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2020 was $30.5 million, or 46.2% of net sales compared to $30.9 million, or 46.5% of net sales for the year ended December 31, 2019. Selling, general and administrative expense for the year ended December 31, 2020 includes $2.0 million in acquisition related costs that were expensed at the close of the Marucci acquisition, and $1.0 million in integration service fees paid to CGM. Excluding the effect of the acquisition costs and integration service fees, selling, general and administrative expense for the year ended December 30, 2020 was $27.5 million, with the decrease in expense attributable to reductions in travel and entertainment as a result of the COVID-19 pandemic, a reduction in royalty fees related to the acquisition in 2019 of a technology used with Marucci's aluminum bats, and a decrease in commission expense due to bringing the Marucci's sales team in-house.
Loss from operations
Loss from operations for the year ended December 31, 2020 was $3.9 million compared to loss from operations of $0.6 million for the same period in 2019, primarily as a result of the factors noted above.
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

Results of Operations

	Year ended December 31,
(in thousands)	2020		2019		2018
Net sales	$215,996	100.0%	$147,842	100.0%	$131,296	100.0%
Gross profit	$66,819	30.9%	$40,660	27.5%	$34,372	26.2%
Selling, general and administrative expense	$32,263	14.9%	$25,295	17.1%	$22,761	17.3%
Impairment expense	$—	—%	$32,881	22.2%	$—	—%
Income (loss) from operations	$24,925	11.5%	$(27,138)	(18.4)%	$4,850	3.7%
Year ended December 31, 2020 compared to the Year ended December 31, 2019
Net sales
Net sales for the year ended December 31, 2020 were $216.0 million compared to net sales of $147.8 million for the year ended December 31, 2019, an increase of $68.2 million or 46.1%. The increase in net sales during the year ended December 31, 2020 is due to a significant increase in customer demand that we have experienced in the current year reflecting consumer focus on outdoor branded products, as well as the introduction of several new products during 2020.
Gross profit
Gross profit as a percentage of net sales was 30.9% for the year ended December 31, 2020 as compared to 27.5% in the year December 31, 2019. The increase in gross profit as a percentage of net sales was primarily attributable to product and customer mix.
Selling general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2020 was $32.3 million, or 14.9% of net sales compared to $25.3 million, or 17.1% of net sales, for the year ended December 31, 2019. The increase in selling, general and administrative expense is primarily related to volume driven expenses that correlate to the increase in sales, as well as additional investments in marketing.
Income (loss) from operations
Income from operations for the year ended December 31, 2020 was $24.9 million, an increase of $52.1 million when compared to loss from operations of $27.1 million for the comparable period in 2019. Velocity recognized impairment expense of $32.9 million in 2019 after determining that interim impairment testing was necessary in the prior year. The increase in operating income in the year ended December 31, 2020 reflects the factors noted above, and the effect of the impairment expense on the operating income in 2019.
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
Results of Operations

	Year Ended December 31,
(in thousands)	2020		2019		2018
Net sales	$88,075	100.0%	$90,791	100.0%	$92,511	100.0%
Gross profit	$38,838	44.1%	$41,506	45.7%	$43,166	46.7%
Selling, general and administrative expense	$15,194	17.3%	$14,823	16.3%	$15,108	16.3%
Income from operations	$22,891	26.0%	$25,680	28.3%	$26,335	28.5%
Year ended December 31, 2020 compared to the Year ended December 31, 2019
Net sales
Net sales for the year ended December 31, 2020 were approximately $88.1 million compared to approximately $90.8 million for the same period in 2019, a decrease of approximately $2.7 million or 3.0%. The decrease in net sales was due to decreased sales in Long-Lead Time by approximately $1.5 million, Assembly by approximately $1.6 million, and Quick-Turn Small-Run by approximately $1.0 million. This was partially offset by a reduction in promotional allowances $0.8 million, and increases in Subcontract by approximately $0.3 million, and Quick-Turn Production by approximately $0.2 million. Quick-Turn Production represented approximately 33.4% of gross sales, Long-Lead Time/Other comprised approximately 33.2% of gross sales and Quick-Turn Small-Run comprised approximately 18.2% of gross sales for the year ended December 31, 2020. Quick-Turn Production represented approximately 32.0% of gross sales, Long-Lead Time/Other comprised approximately 33.5% of gross sales and Quick-Turn Small-Run comprised approximately 18.6% of gross sales for the year ended December 30, 2019.
Gross profit
Gross profit as a percentage of net sales decreased 160 basis points during the year ended December 31, 2020 (44.1% in 2020 compared to 45.7% in 2019) primarily as a result of sales mix.
Selling, general and administrative expense
Selling, general and administrative expenses were approximately $15.2 million in the year ended December 31, 2020 as compared to $14.8 million in the year ended December 31, 2019, an increase of approximately $0.4 million. The increase in selling, general and administrative expense is primarily due to sales and production management added in 2020. Selling, general and administrative expenses represented 17.3% of net sales for the year ended December 31, 2020 and 16.3% of net sales for the year ended December 31, 2019.
Income from operations
Income from operations for the year ended December 31, 2020 was approximately $22.9 million compared to $25.7 million in the same period in 2019, a decrease of approximately $2.8 million, as a result of the factors described above.
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
Results of Operations

	Year ended December 31,
(in thousands)	2020		2019		2018
Net sales	$98,990	100.0%	$119,948	100.0%	$117,860	100.0%
Gross profit	$23,529	23.8%	$31,180	26.0%	$30,381	25.8%
Selling, general and administrative expense	$17,692	17.9%	$19,050	15.9%	$19,036	16.2%
Income from operations	$2,096	2.1%	$8,361	7.0%	$7,416	6.3%
Year ended December 31, 2020 compared to the Year ended December 31, 2019
Net sales
Net sales for the year ended December 31, 2020 were approximately $99.0 million, a decrease of $21.0 million compared to the same period in 2019. The decrease in net sales is primarily a result of softness in the commercial aerospace, oil and gas and advertising specialty markets caused by the global COVID-19 pandemic. International sales were $37.9 million and $47.4 million for the years ended December 31, 2020 and 2019, respectively, a decrease of $9.5 million.
Gross profit
Gross profit was $23.5 million for the year ended December 31, 2020 as compared to $31.2 million for the same period in 2019. Gross profit as a percentage of net sales decreased to 23.8% in 2020 from 26.0% in 2019, principally due to the lower volume in the markets as noted above, partially offset by improved operating efficiencies.
Selling, general and administrative expense
Selling, general and administrative expense in the year ended December 31, 2020 was $17.7 million as compared to approximately $19.1 million for the year ended December 31, 2019. The decrease in selling, general and administrative expense was due to lower staffing related costs and lower travel and meeting expenses. Selling, general and administrative expense represented 17.9% of net sales for the year ended December 31, 2020 as compared to 15.9% for the same period in 2019. The increase in selling, general and administrative expense as a percentage of net sales was due to overall lower sales volume.
Income from operations
Arnold had income from operations of approximately $2.1 million for the year ended December 31, 2020, as compared to income from operations of $8.4 million for the year ended December 31, 2019, a decrease of $6.3 million year over year based on the factors stated above.

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
Results of Operations
Foam Fabricators was acquired in February 2018. In the following results of operations, we provide comparative results of operations for Foam Fabricators for the year ended December 31, 2018 as if we had acquired the business on January 1, 2018, including relevant pro forma adjustments for pre-acquisition periods and explanations where applicable.

	Year ended December 31,
	2020		2019		2018
(in thousands)					(Pro forma)
Net sales	$130,046	100.0%	$121,424	100.0%	$128,465	100.0%
Gross profit	$39,435	30.3%	$34,418	28.3%	$34,839	27.1%
Selling, general and administrative expense	$14,423	11.1%	$11,143	9.2%	$14,028	10.9%
Income from operations	$15,939	12.3%	$14,292	11.8%	$12,196	9.5%
Pro forma financial information for Foam Fabricators for the year ended December 31, 2018 includes pre-acquisition results of operations for the period from January 1, 2018 through February 15, 2018, the acquisition date of Foam Fabricators, for comparative purposes. The historical results of Foam Fabricators for the period from January 1, 2018 through February 15, 2018 have been adjusted to reflect the purchase accounting adjustments recorded in connection with the acquisition. The historical results of Foam Fabricators for the period from January 1, 2018 through February 15, 2018 have been adjusted to reflect $0.2 million in stock compensation expense,

$0.1 million in depreciation expense, and $1.0 million in amortization expense, as well as $0.1 million in management fees that would have been incurred by Foam Fabricators if we owned the company during this period.
Year ended December 31, 2020 compared to the Year ended December 31, 2019
Net sales
Net sales for the year ended December 31, 2020 were $130.0 million, an increase of $8.6 million, or 7.1%, compared to the year ended December 31, 2019. The increase in net sales during the year was primarily due to the acquisition of Polyfoam in July 2020, partially offset by a slow-down in the appliance and automotive customer sectors, as well as a general slow-down across other customer segments in April and May, as a result of the effect of the COVID-19 pandemic on our customers' operations. While most of our customer sectors saw improved performance beginning in June, the appliance and automotive sectors continued to see a slowdown in sales through the end of the second quarter. During the latter half of 2020, appliance sales continued to trend lower versus the prior year due to lower demand and supply chain and labor constraints resulting from the COVID-19 pandemic.
Gross profit
Gross profit as a percentage of net sales was 30.3% and 28.3%, respectively, for the years ended December 31, 2020 and 2019. The increase in gross profit as a percentage of net sales in the year ended December 31, 2020 was primarily due to the decreasing price of expanded polystyrene ("EPS") resin. A majority of Foam Fabricator's products are made with EPS resin, an oil and natural gas derived polymer with an added expansion agent, therefore raw material costs will fluctuate based on the price of oil and natural gas.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2020 was $14.4 million as compared to $11.1 million for the year ended December 31, 2019, an increase of $3.3 million. The increase in selling, general and administrative expense for the year ended December 31, 2020 is primarily attributable to the acquisition of Polyfoam in the third quarter of 2020 and an increase in performance based compensation versus the prior year.
Income from operations
Income from operations was $15.9 million for the year ended December 31, 2020 as compared to $14.3 million for the year ended December 31, 2019, an increase of $1.6 million based on the factors noted above.
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
Results of Operations
The table below summarizes the results of operations for Sterno for the fiscal years ended December 31, 2020, 2019 and 2018. The historical operating results of Rimports have been added to the Sterno results of operations for the 2018 period prior to acquisition by Sterno, as if Sterno had acquired Rimports on January 1, 2018, including relevant pro forma adjustments for pre-acquisition periods and explanations where applicable.

	Year ended December 31,
(in thousands)	2020		2019		2018
					Pro Forma
Net sales	$369,981	100.0%	$395,444	100.0%	405,870	100.0%
Gross profit	$78,203	21.1%	$101,999	25.8%	$97,381	24.0%
Selling, general and administrative expense	$34,919	9.4%	$39,740	10.0%	$37,131	9.1%
Income from operations	$25,772	7.0%	$44,810	11.3%	$42,500	10.5%
Pro forma financial information for Sterno for the year ended December 31, 2018 includes pre-acquisition results of operations of Rimports for the period from January 1, 2018 through February 28, 2018, the acquisition date of Rimports, for comparative purposes. The historical results of Sterno for the period from January 1, 2018 through February 28, 2018 have been adjusted to reflect the purchase accounting adjustments recorded in connection with the acquisition. The historical results of Sterno for the period from January 1, 2018 through February 28, 2018 have been adjusted to reflect $0.1 million in depreciation expense, and $1.6 million in amortization expense.
Year ended December 31, 2020 compared to the Year ended December 31, 2019
Net sales
Net sales for the year ended December 31, 2020 were approximately $370.0 million, a decrease of $25.5 million or 6.4% compared to net sales for the year ended December 31, 2019. The net sales variance reflects a decrease in sales at Sterno Products and Sterno Home as a result of the effect of COVID-19 on the food service and retail industries beginning in the latter half of March, partially offset by favorable sales volume at Rimports of wax and essential oils during 2020. We expect the food service industry to continue to be negatively impacted by the COVID-19 pandemic throughout 2021.
Gross profit
Gross profit as a percentage of net sales decreased from 25.8% for the year ended December 31, 2019 to 21.1% for the same period ended December 31, 2020. The decrease in gross profit as a percentage of net sales during 2020 as compared to 2019 was attributable to product mix, with lower margin sales in 2020, as well as higher freight and tariff costs.

Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2020 was approximately $34.9 million as compared to $39.7 million in the year ended December 31, 2019, a decrease of $4.8 million or 12.1%, reflecting lower salaries, commissions, and various cost savings initiatives implemented to address the effects of decreased demand from COVID-19.
Income from operations
Income from operations for the year ended December 31, 2020 was approximately $25.8 million, a decrease of $19.0 million when compared to the same period in 2019, based on the factors noted above.
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

Liquidity and Capital Resources
The following table summarizes our cash activity for the years presented:

	Year ended December 31,
(in thousands)	2020	2019	2018
Cash provided by operating activities	$148,625	$84,562	$114,452
Cash (used in) provided by investing activities	(700,834)	743,126	(604,080)
Cash provided by (used in) financing activities	521,725	(779,522)	500,111
Effect of exchange rates on cash and cash equivalents	914	(1,178)	2,958
Increase (decrease) in cash and cash equivalents	$(29,570)	$46,988	$13,441
Cash Flow from Operating Activities
2020
Cash flows provided by operating activities totaled approximately $148.6 million for December 31, 2020, which represents an increase of $64.1 million compared to cash flow from operating activities of $84.6 million for the year ended December 31, 2019. The increase in cash flows in 2020 is attributable to an increase in income from continuing operations in the year ended December 31, 2020, driven by strong performance at our 5.11, Liberty and Velocity businesses, and an increase in cash provided by working capital. In the prior year, the Company incurred interest expense related to the 2018 Term Loan, which we paid off in the third and fourth quarter of 2019 using the proceeds from the sale of Clean Earth and our Series C Preferred Share Offering. The payoff of the 2018 Term Loan, partially offset by the increase in interest expense related to $200 million in our 8% Senior Notes issued in May 2020, resulted in a decrease in our interest expense in the current year as compared to 2019 by approximately $12.4 million. In the prior year, we also recognized a loss of $10.2 million related to the sale of common shares received as part of the consideration for the sale of Manitoba Harvest. Cash provided by operating activities for working capital for the year ended December 31, 2020 was $3.3 million as compared to cash used in operating activities for working capital of $15.2 million for the year ended December 31, 2019. The increase in cash provided by working capital in the current year primarily reflects steps our businesses have taken to maintain liquidity in the current economy.
2019
Cash flows provided by operating activities totaled approximately $84.6 million for the year ended December 31, 2019, which represents a decrease of $29.9 million compared to cash flow from operating activities of $114.5 million for the year ended December 31, 2018. The decrease in cash provide by operating activities is primarily due to the effect of cash flows from discontinued operations and reflects the timing of the sale of Manitoba Harvest and Clean Earth in fiscal year 2019. Cash used in operating activities of discontinued operations in the year ended December 31, 2019 was $10.1 million while cash provided by operating activities of discontinued operations was $42.6 million in year ended December 31, 2018. Fiscal year 2018 reflects a full year of operations of our discontinued operations while 2019 reflects the effect of the sales of Manitoba Harvest in February 2019 and Clean Earth in June 2019. Cash used in operating activities for working capital for the year ended December 31, 2019 was $15.2 million as compared to cash used for working capital of $7.7 million for the year ended December 31, 2018. The increase in cash used for working capital purposes in the current year primarily reflects the effect of our acquisitions that occurred in February 2018 which resulted in an increase in cash needed to fund working capital, particularly at Rimports.
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

Cash Flow from Investing Activities
2020
Cash flows used in investing activities totaled approximately $700.8 million for the year ended December 31, 2020, compared to $743.1 million provided by investing activities during the year ended December 31, 2019. Cash provided by investing activities in the prior year primarily related to the proceeds received from the sale of our Manitoba Harvest and Clean Earth businesses, while investing activities in the current year reflect our acquisition of Marucci in April 2020, BOA in October 2020 and an add-on acquisition by Foam Fabricators in July 2020 ($667.1 million). Capital expenditures in the year ended December 31, 2020 decreased $4.1 million compared to the year ended December 31, 2019, which reflects a reduction in our capital spending in the current year in response to the anticipated effect of the COVID-19 pandemic on our cash flows. We expect capital expenditures for fiscal year 2021 to be approximately $32 million to $41 million.
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
Cash Flow from Financing Activities
2020
Cash flows provided by financing activities totaled approximately $521.7 million for the year ended December 31, 2020, as compared to cash flows used in financing activities of $779.5 million for the year ended December 31, 2019. Financing activities in both periods reflect the payment of our common and preferred share distributions, with a $6.3 million increase in the preferred share distribution as a result of the issuance of our Series C Preferred Shares in November 2019. In the prior year, we used the proceeds from our sale of Manitoba Harvest and Clean Earth to repay amounts outstanding under our 2018 Revolving Credit Facility and 2018 Term Loan, while in the current year, we completed a common share offering and the issuance of $200 million in Senior Notes, resulting in net proceeds of $285.9 million. We drew approximately $200 million on our 2018 Revolving Credit Facility that was used in the financing of our Marucci acquisition, and $300 million that was used in the financing of our BOA acquisition. A portion of the proceeds received from the issuance of Senior Notes and common share offering was used to pay down the amount outstanding on our 2018 Revolving Credit facility subsequent to the Marucci acquisition. During the year ended December 31, 2020, we also made a distribution to the Allocation Member of $9.1 million related to the five year Holding event for our Sterno business.

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
Total Liabilities and Intercompany loans to our businesses
The following table summarizes the total liabilities and intercompany debt of our business as of December 31, 2020:

(in thousands)	Intercompany Loans	Total Liabilities
5.11	$154,202	$275,569
BOA	114,799	187,013
Ergobaby	31,542	51,455
Liberty	34,182	60,807
Marucci Sports	34,875	49,169
Velocity Outdoor	96,658	153,257
Advanced Circuits	98,162	129,313
Arnold	75,743	104,406
Foam Fabricators	89,662	121,566
Sterno	231,439	294,647
	$961,264	$1,427,202
Corporate and eliminations	(961,264)	(48,832)
Total	$—	$1,378,370
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
In January 2018, the Company completed a recapitalization at Sterno whereby the Company entered into an amendment to the intercompany loan agreement with Sterno (the "Sterno Loan Agreement"). The Sterno Loan Agreement was amended to (i) provide for term loan borrowings of $56.8 million to fund a distribution to the Company, which owned 100% of the outstanding equity of Sterno at the time of the recapitalization, and (ii) extend the maturity dates of the term loans. In connection with the recapitalization, Sterno's management team exercised all of their vested stock options, which represented 58,000 shares of Sterno. The Company then used a portion of the distribution to repurchase the 58,000 shares from management for a total purchase price of $6.0 million. In addition, Sterno issued new stock options to replace the exercised options, thus maintaining the same percentage of fully diluted non-controlling interest that existed prior to the recapitalization. In February 2018, Sterno completed the acquisition of Rimports for a purchase price of approximately $145 million. Concurrent with the closing of the acquisition of Rimports, we amended the Sterno Loan Agreement to provide for the advance of additional term loans in the aggregate amount of $136 million, and revolving loans in the amount of $10 million.
In November 2020, the Company completed a recapitalization of ACI whereby the Company entered into an amendment to the intercompany loan agreement with ACI (the "ACI Loan Agreement"). The ACI Loan Agreement was amended to (i) provide for term loan borrowings of $48.8 million to fund the repurchase of shares from an existing shareholder and to fund a distribution to shareholders, and ii) extend the maturity dates of the term loans, and termination date of the revolving loan commitment. In connection with the recapitalization, ACI repurchased 47,870 shares of ACI capital stock, and distributed $42.8 million to shareholders. The Company owned 71.8% of the outstanding shares of ACI on the date of the distribution and received $30.7 million. The remaining amount of the distribution went to minority shareholders.
In the fourth quarter of 2020, we amended the Arnold intercompany credit agreement to increase the revolving credit commitment available under the credit agreement, and amended the financial covenants to reflect the increased commitment. In the first quarter of 2019, we amended the 5.11 intercompany credit agreement to update the definition of capital expenditures to exclude capital expenditures made with respect to 5.11's retail stores from the calculation of the fixed charge coverage ratio. Liberty was not in compliance with the financial covenants under their intercompany loan agreement at December 31, 2018, and we amended the Liberty intercompany credit agreement to grant a waiver to them through the quarter ended December 31, 2019. All of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at December 31, 2020.
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

During the year ended December 31, 2019, we repaid $193.8 million of the 2018 Term Loan in July 2019, and the remaining $298.8 million due under the 2018 Term loan in November 2019. During the year ended December 31, 2020, we drew approximately $200 million on our 2018 Revolving Credit Facility that was used in the financing of our Marucci acquisition, and $300 million that was used in the financing of our BOA acquisition. A portion of the proceeds received from the issuance of Senior Notes and common share offering that we completed in May 2020 was used to pay down the amount outstanding on our 2018 Revolving Credit Facility subsequent to the Marucci acquisition. At December 31, 2020, $307.0 million was outstanding under our 2018 Revolving Credit Facility.
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
The 2018 Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries. At December 31, 2020, we had letters of credit totaling $1.3 million outstanding under the 2018 Revolving Credit Facility. We had approximately $291.7 million in borrowing base availability under this facility at December 31, 2020. (See "Note I - Debt" to the consolidated financial statements for more detail regarding our 2018 Credit Facility).
2014 Credit Facility
The 2014 Credit Facility, as amended, provided for (i) a revolving credit facility of $550 million, (ii) a $325 million term loan (the "2014 Term Loan"), and (iii) a $250 million incremental term loan. The 2018 Credit Facility amended and restated the 2014 Credit Facility.
Senior Notes
On April 18, 2018, we consummated the issuance and sale of $400 million aggregate principal amount of our Senior Notes offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The Senior Notes were issued pursuant to an indenture, dated as of April 18, 2018 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The Notes bear interest at the rate of 8.000% per annum and will mature on May 1, 2026. Interest on the Senior Notes is payable in cash on May 1st and November 1st of each year, beginning on November 1, 2018. On May 7, 2020, we consummated the issuance and sale of $200 million aggregate principal amount of our 8.000% Senior Notes due 2026 (the "Additional Notes"). The proceeds from the Additional Notes were used to pay down the amount outstanding on the Company's 2018 Revolving Credit Facility. The Senior Notes and Additional Notes are general senior unsecured obligations of the Company and are not guaranteed by our subsidiaries.
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
The following table reflects required and actual financial ratios as of December 31, 2020 included as part of the affirmative covenants in our 2018 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Fixed Charge Coverage Ratio	Greater than or equal to 1.50:1.00	4.39:1.00
Total Secured Debt to EBITDA Ratio	Less than or equal to 3.50:1.00	0.99:1.00
Total Debt to EBITDA Ratio	Less than or equal to 5.00:1.00	3.09:1.00
We intend to use the availability under our 2018 Credit Facility and cash on hand to pursue acquisitions of additional businesses, to fund distributions (if and to the extent approved by our board of directors) and to provide for other working capital needs. We believe that we currently have sufficient liquidity and capital resources, which include amounts available under our 2018 Revolving Credit Facility, to meet our existing obligations over the next twelve months.
Interest Expense
We incurred interest expense totaling $45.8 million in the year ended December 31, 2020, as compared to $58.2 million in the year ended December 31, 2019 and $55.2 million for the year ended December 31, 2018.
The components of interest expense on our outstanding debt are as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
Interest on credit facilities	$2,164	$21,996	$32,414
Interest on Senior Notes	42,400	32,000	22,489
Unused fee on Revolving Credit Facility	1,386	1,851	1,630
Amortization of bond premium/ original issue discount	(222)	459	729
Unrealized (gain) loss on interest rate derivatives (1)	—	3,486	(2,251)
Letter of credit fees	33	28	8
Other interest expense	261	285	301
Interest income	(254)	(1,889)	(75)
Interest expense, net	$45,768	$58,216	$55,245
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
Income Taxes
Compass Diversified Holdings and Compass Group Diversified Holdings LLC are classified as partnerships for U.S. Federal income tax purposes and are not subject to income taxes. Each of the Company’s majority owned subsidiaries are subject to Federal, state and in some cases, foreign income taxes. On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act of 2017 ("Tax Act"). The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21% and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. The Tax Act also subjects the Company to tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The Financial Accounting Standards Board ("FASB") Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. The Company has elected to account for GILTI as a period cost in the year the tax is incurred.
We recorded an income tax provision of $16.9 million with an annual effective rate of 38.4% during the year ended December 31, 2020, an income tax provision of $14.7 million with an annual effective tax rate of 56.6% during the year ended December 31, 2019, and $10.5 million in income tax benefit with an effective tax rate of 124.4% during the year ended December 31, 2018. Our gains and losses incurred at the Company's parent, which is an LLC, are not tax deductible at the corporate level as those costs are passed through to the shareholders.

The components of our income tax (benefit) expense as a percentage of income from continuing operations before income taxes for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year ended December 31,
	2020	2019	2018
United States Federal Statutory Rate	21.0%	(21.0)%	(21.0)%
State income taxes (net of Federal benefits)	6.0	10.6	9.7
Foreign income taxes	3.8	2.5	10.5
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	9.1	39.4	90.6
Impairment expense	—	21.7	—
Impact of subsidiary employee stock options	1.0	0.5	(0.6)
Non-deductible acquisition costs	1.2	—	—
Non-recognition of various carryforwards at subsidiaries	(2.5)	4.6	11.6
Utilization of tax credits	(0.7)	(7.7)	(5.2)
Effect of Tax Act - GILTI tax	(0.5)	5.6	20.6
Effect of Tax Act - remeasurement of deferred tax assets and liabilities	—	—	0.2
Effect of Tax Act - transition tax on non-U.S. subsidiaries' earnings	—	—	4.2
Other	—	0.4	3.8
Effective income tax rate	38.4%	56.6%	124.4%

(1)The effective income tax rate for each of the years presented includes losses at the Company’s parent, which is taxed as a partnership.
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
Adjusted EBITDA – Is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by: (i) non-controlling shareholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting, due diligence, etc.) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805; (iii) management fees, which reflect fees due quarterly to our Manager in connection with our MSA; (iv) impairment charges, which reflect write downs to goodwill or other intangible assets; (v) other income or expense, including gains or losses recorded in connection with the sale of fixed assets; (vi) changes in the fair value of contingent consideration subsequent to initial purchase accounting; (vii) integration service fees, which reflect fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership, and (viii) gains or losses recognized upon the sale of a business.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Year ended December 31, 2020
	Corporate	5.11	BOA	Ergobaby	Liberty	Marucci Sports	Velocity Outdoor	ACI	Arnold	Foam Fabricators	Sterno	Consolidated
Net income (loss)	$(19,065)	$12,356	$(2,640)	$725	$9,902	$(4,785)	$11,161	$13,170	$(3,539)	$6,092	$3,820	$27,197
Adjusted for:
Provision (benefit) for income taxes	—	1,808	(535)	2,033	3,288	(1,390)	3,560	3,431	(198)	2,554	2,343	16,894
Interest expense, net	45,610	19	—	—	—	7	131	—	—	—	1	45,768
Intercompany interest	(70,449)	14,085	2,043	2,405	3,548	1,843	8,915	5,778	5,730	7,084	19,018	—
Depreciation and amortization	399	21,483	5,589	8,199	1,742	10,203	12,781	2,773	6,805	12,722	22,510	105,206
EBITDA	(43,505)	49,751	4,457	13,362	18,480	5,878	36,548	25,152	8,798	28,452	47,692	195,065
Gain on sale of business	(100)	—	—	—	—	—	—	—	—	—	—	(100)
Other (income) expense	—	1,420	39	—	7	(42)	931	154	9	(38)	140	2,620
Non-controlling shareholder compensation	—	2,489	469	1,156	29	634	1,549	495	(20)	1,028	1,166	8,995
Acquisition expenses	—	—	2,517	—	—	2,042	—	—	—	273	—	4,832
Integration services fee	—	—	1,125	—	—	1,000	—	—	—	—	—	2,125
Other	324	—	—	598	—	—	—	—	—	—	—	922
Management fees	29,402	1,000	250	500	500	347	500	500	500	750	500	34,749
Adjusted EBITDA	$(13,879)	$54,660	$8,857	$15,616	$19,016	$9,859	$39,528	$26,301	$9,287	$30,465	$49,498	$249,208

Adjusted EBITDA
Year ended December 31, 2019
	Corporate	5.11	Ergobaby	Liberty	Velocity Outdoor	ACI	Arnold	Foam Fabricators	Sterno	Consolidated
Net income (loss) (1)	$282,240	$2,059	$4,793	$3,130	$(36,982)	$14,970	$700	$2,883	$16,447	$290,240
Adjusted for:
Provision (benefit) for income taxes	—	2,520	2,250	932	(2,782)	3,896	1,280	1,258	5,388	14,742
Interest expense, net	57,980	(24)	17	—	242	(2)	(1)	—	4	58,216
Intercompany interest	(80,556)	17,567	3,325	4,364	11,194	6,543	6,295	8,635	22,633	—
Loss on debt extinguishment	12,319	—	—	—	—	—	—	—	—	12,319
Depreciation and amortization	1,598	21,540	8,561	1,667	13,222	2,551	6,545	12,452	22,486	90,622
EBITDA	273,581	43,662	18,946	10,093	(15,106)	27,958	14,819	25,228	66,958	466,139
Gain on sale of business	(331,013)	—	—	—	—	—	—	—	—	(331,013)
(Gain) loss on sale of fixed assets	92	(122)	(11)	16	952	122	1	1,247	(112)	2,185
Non-controlling shareholder compensation	—	2,360	828	(8)	322	288	56	1,025	1,183	6,054
Impairment expense	—	—	—	—	32,881	—	—	—	—	32,881
Inventory adjustment	—	—	—	—	—	—	—	281	—	281
Adjustment to earnout provision	—	—	—	—	2,022	—	—	—	—	2,022
(Gain) loss on foreign currency transaction and other	10,193	—	—	—	—	—	—	—	—	10,193
Integration services fee	—	—	—	266	—	58	—	—	—	324
Management fees	32,280	1,000	500	500	500	500	500	750	500	37,030
Adjusted EBITDA	$(14,867)	$46,900	$20,263	$10,867	$21,571	$28,926	$15,376	$28,531	$68,529	$226,096

(1) Net income (loss) does not include income (loss) from discontinued operations for the year ended December 31, 2019.

Adjusted EBITDA
Year ended December 31, 2018
	Corporate	5.11	Ergobaby	Liberty	Velocity Outdoor	ACI	Arnold	Foam Fabricators	Sterno	Consolidated
Net income (loss) (1)	$(35,023)	$(12,079)	$4,937	$1,161	$(4,458)	$15,029	$(740)	$1,103	$12,451	$(17,619)
Adjusted for:
Provision (benefit) for income taxes	—	(2,180)	1,634	409	(598)	3,736	1,731	1,152	4,582	10,466
Interest expense, net	54,994	14	1	—	281	(46)	—	—	1	55,245
Intercompany interest	(78,708)	17,486	4,674	4,233	9,298	7,402	6,213	8,228	21,174	—
Depreciation and amortization	2,745	21,898	8,523	1,620	12,352	3,310	6,384	10,973	27,385	95,190
EBITDA	(55,992)	25,139	19,769	7,423	16,875	29,431	13,588	21,456	65,593	143,282
Gain on sale of businesses	(1,258)	—	—	—	—	—	—	—	—	(1,258)
(Gain) loss on sale of fixed assets	—	(194)	—	92	47	—	55	73	19	92
Non-controlling shareholder compensation	—	2,183	869	45	1,009	23	(167)	848	1,901	6,711
Acquisition expenses	115	—	—	—	1,362	—	—	1,552	632	3,661
Gain on equity method investment	—	4,175	—	—	—	—	—	—	—	4,175
Adjustment to earnout provision	—	—	—	—	—	—	—	—	(4,800)	(4,800)
(Gain) loss on foreign currency transaction and other	4,083	—	—	—	—	—	—	—	—	4,083
Integration services fee	—	—	—	—	750	—	—	1,969	—	2,719
Management fees	38,785	1,000	500	500	500	500	500	658	500	43,443
Adjusted EBITDA (2)	$(14,267)	$32,303	$21,138	$8,060	$20,543	$29,954	$13,976	$26,556	$63,845	$202,108
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

	Year ended December 31,
(in thousands)	2020	2019	2018
Net income (loss)	$27,197	$307,141	$(1,790)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	102,752	100,462	120,575
Impairment expense	—	32,881	—
Gain on sale of businesses	(100)	(331,013)	(1,258)
Amortization of debt issuance costs and premium/ discount	2,232	3,773	4,483
Loss (gain) on interest rate derivative	—	3,500	(2,251)
Noncontrolling stockholders charges	8,995	7,993	8,975
Provision for loss on receivables	2,809	3,556	433
Deferred taxes	(781)	(12,876)	(9,472)
Other	2,172	14,438	1,007
Changes in operating assets and liabilities	3,349	(45,293)	(6,250)
Net cash provided by operating activities	148,625	84,562	114,452
Plus:
Unused fee on revolving credit facility	1,386	1,851	1,630
Successful acquisition expense	4,832	596	5,343
Integration services agreement (1)	2,125	281	2,719
Realized loss from foreign currency effect (2)	—	363	4,083
Earnout provision adjustment (3)	—	2,022	—
Loss on sale of Tilray common stock	—	10,193	—
Other (4)	—	—	5,181
Changes in operating assets and liabilities	—	45,293	6,250
Less:
Changes in operating assets and liabilities	3,349	—	—
Payment on interest rate swap	—	675	1,783
Earnout provision adjustment (3)	—	—	4,800
Other (5)	2,211	3,318	—
Maintenance capital expenditures: (6)
Compass Group Diversified Holdings LLC	—	—	—
5.11	1,262	2,243	2,322
Advanced Circuits	594	4,790	1,588
Arnold	4,884	3,862	4,708
BOA	794	—	—
Clean Earth (divested in June 2019)	—	3,495	8,023

Ergobaby	482	605	737
Foam Fabricators	2,287	1,746	1,795
Liberty	704	534	1,130
Manitoba Harvest (divested in February 2019)	—	—	481
Marucci Sports	849	—	—
Sterno	1,377	1,831	2,694
Velocity	3,851	2,899	3,768
Preferred share distributions	23,678	15,125	12,179
Estimated cash flow available for distribution and reinvestment	$110,646	$104,038	$93,650

Distribution paid in April 2020/2019/2018	$(21,564)	$(21,564)	$(21,564)
Distribution paid in July 2020/2019/2018	(23,364)	(21,564)	(21,564)
Distribution paid in October 2020/2019/2018	(23,364)	(21,564)	(21,564)
Distribution paid in January 2021/2020/2019	(23,364)	(21,564)	(21,564)
	$(91,656)	$(86,256)	$(86,256)
(1)Represents fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership, payable quarterly.
(2)Represents the foreign currency transaction gain or loss resulting from the Canadian dollar intercompany loans issued to Manitoba Harvest.
(3)Earnout provision adjustment related to the change in estimate of contingent consideration that was recorded in the consolidated statement of operations.
(4)Includes $4.2 million in additional reserves recorded in the fourth quarter of 2018 for slow moving inventory acquired prior to our ownership of 5.11.
(5)Represents the effect on earnings of reserves for inventory and accounts receivable.
(6)Represents maintenance capital expenditures that were funded from operating cash flow and excludes growth capital expenditures of approximately $13.7 million, $16.4 million and $22.5 million incurred during the years ended December 31, 2020, 2019 and 2018, respectively.
Seasonality
The following table presents the net sales by quarter as a percentage of our annual net sales.

	Year Ended December 31,
Quarter ended	2020	2019	2018
March 31st	21.4%	23.4%	21.1%
June 30th	21.4%	23.2%	25.0%
September 30th	26.8%	26.8%	26.5%
December 31st	30.4%	26.7%	27.3%
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
•Management Services Agreement
•LLC Agreement
•Integration Services Agreements
•Cost Reimbursement and Fees

Management Services Agreement
We entered into the MSA with CGM effective May 16, 2006. Our Chief Executive Officer is a partner of CGM. The MSA provides for, among other things, CGM to perform services for us in exchange for a management fee paid quarterly and equal to 0.5% of our adjusted net assets. The management fee is required to be paid prior to the payment of any distributions to shareholders. For the years ended December 31, 2020, 2019, and 2018, we incurred $34.7 million, $37.0 million, and $43.4 million, respectively, in management fees to CGM.
Pursuant to the MSA, CGM is entitled to enter into off-setting management service agreements with each of our segments. The amount of the fee is negotiated between CGM and the operating management of each segment and is based upon the value of the services to be provided. The fees paid directly to CGM by the segments offset on a dollar for dollar basis the amount due to CGM by the Company under the MSA. Concurrent with the June 2019 sale of Clean Earth (refer to Note D - Discontinued Operations) CGM agreed to waive the management fee on cash balances held at the Company, commencing with the quarter ended June 30, 2019 and continuing until the quarter during which the Company next borrows under the 2018 Revolving Credit Facility. In March 2020, as a proactive measure to provide the Company with additional cash liquidity in light of the COVID-19 pandemic, the Company elected to draw down $200 million on our 2018 Revolving Credit Facility. The Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the Company as of March 31, 2020. In addition, due to the unprecedented uncertainty as a result of the COVID-19 pandemic, CGM agreed to waive 50% of the management fee calculated at June 30, 2020 that was paid in July 2020. Further, for the third quarter of 2020, the Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the Company as of September 30, 2020. CGM has also entered into a waiver of the MSA for a period through December 31, 2021 to receive a 1% annual management fee related to BOA, rather than the 2% called for under the MSA, which reduced the management fee paid for the fourth quarter of 2020. Additionally, during the third quarter of 2018, CGM waived $0.6 million in management fees attributable to the assets acquired in September related to an acquisition by Velocity Outdoor.
During the current year, the Company paid CGM $0.1 million representing the management fee due from Arnold at December 31, 2020. At December 31, 2020, Arnold has accrued $0.1 million due to the Company to reimburse us for the management fee paid on their behalf.
LLC Agreement
As distinguished from its provision of providing management services to us, pursuant to the amended MSA, members of CGM are owners of 50.0% of the Allocation Interests in us through their ownership in Sostratus LLC. The LLC agreement gives the holders of Allocation Interests the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Allocation Interest Holders are entitled to receive and as such can elect to receive the positive contribution-based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (Holding Event) and upon the sale of the business (Sale Event). Holders received $9.1 million and $60.4 million in distributions related to Sale and Holding Events that occurred during 2020 and 2019, respectively. Refer to "Note L - Stockholders' Equity" for a description of the profit allocation payments. There were no allocation payments made to the Allocation Interest Holders in 2018.
Certain persons who are employees and partners of the Manager, including the Company’s Chief Executive Officer, beneficially owned (through Sostratus LLC) 45% of the Allocation Interests at December 31, 2020, and 50% of the Allocation Interests at December 31, 2019. Of the remaining 55% at December 31, 2020 and 50% at December 31, 2019, 5.0% was held by CGI Diversified Holdings LP, 5.0% was held by the Chairman of the Company’s Board of Directors, and the remaining Allocation Interests were held by the former founding partners of the Manager.
Integration Services Agreements
Integration services represent fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership. BOA, which was acquired in October 2020, entered into an Integration Services Agreement ("ISA") with CGM whereby BOA will pay CGM $4.4 million quarterly over a twelve month period as services are rendered, beginning in the quarter ended December 31, 2020. Marucci Sports, which was acquired in April 2020, entered into an ISA with CGM whereby Marucci will pay integration service fees of $2.0 million payable quarterly over a twelve month period as services are rendered beginning in the quarter ended September 30, 2020. Under the ISAs, CGM provides services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act of 2002, as amended, and align the acquired entity's policies and procedures with our other subsidiaries. Foam Fabricators, which was acquired in 2018, entered into an ISA with CGM. Foam Fabricators paid CGM $2.3 million over the term of the ISA, with $2.0 million paid in 2018 and $0.3 million in 2019. Velocity Outdoor paid CGM a total of $1.5 million in integration services fees, with $0.75 million paid in 2018. During the years ended December 31, 2020, 2019 and 2018, CGM received $2.2 million, $0.3 million, and $2.7 million, respectively, in total integration service fees.
Cost Reimbursement and Fees
We reimbursed CGM approximately $5.2 million, $5.6 million, and $4.1 million, principally for occupancy and staffing costs incurred by CGM on our behalf during the years ended December 31, 2020, 2019 and 2018, respectively.
The Company and its businesses have the following significant related party transactions:
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the years ended December 31, 2020, 2019 and 2018, 5.11 purchased approximately $2.7 million, $4.4 million, and $5.0 million, respectively, in inventory from the vendor.

BOA
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA purchased approximately $6.7 million in parts from this supplier from October 16, 2020 (date of acquisition) through December 31, 2020.
Liberty
Related Party Vendor Purchases - Liberty purchases inventory raw materials from a vendor who is a related party to Liberty through an executive officer of Liberty via the employment of family members at the vendor. During the years ended December 31, 2020, 2019 and 2018, Liberty purchased approximately $0.6 million, $0.5 million and $2.1 million, respectively, in raw materials from the vendor.
Advanced Circuits
Recapitalization - In November 2020, the Company completed a recapitalization of ACI whereby the Company entered into an amendment to the intercompany loan agreement with ACI (the "ACI Loan Agreement"). The ACI Loan Agreement was amended to (i) provide for term loan borrowings of $48.8 million to fund the repurchase of shares from an existing shareholder and to fund a distribution to shareholders, and ii) extend the maturity dates of the term loans, and termination date of the revolving loan commitment. In connection with the recapitalization, ACI repurchased 47,870 shares of ACI capital stock, and distributed $42.8 million to shareholders. The Company owned 71.8% of the outstanding shares of ACI on the date of the distribution and received $30.7 million. The remaining amount of the distribution was paid to minority shareholders.
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

Contractual Obligations
Long-term contractual obligations, except for our long-term debt and lease obligations, are generally not recognized in our consolidated balance sheet. Non-cancelable purchase obligations are obligations we incur during the normal course of business, based on projected needs.
The table below summarizes the payment schedule of our contractual obligations at December 31, 2020:

(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt obligations (1)	$1,244,296	$48,000	$404,296	$96,000	$696,000
Operating lease obligations (2)	146,371	31,339	50,573	32,199	32,260
Purchase obligations (3)	984,608	341,071	325,258	317,979	300
Total (4)	$2,375,275	$420,410	$780,127	$446,178	$728,560

(1)Reflects commitment fees and letter of credit fees under our Revolving Credit Facility and amounts due, together with interest on our Senior Notes.
(2)Reflects various operating leases for office space, manufacturing facilities and equipment from third parties.
(3)Reflects non-cancelable commitments as of December 31, 2020, including: (i) shareholder distributions of $117.6 million; (ii) estimated management fees of $38.5 million per year over the next five years; and (iii) other obligations, including amounts due under employment agreements. Distributions to our shareholders are approved by our board of directors each fiscal quarter. The amount approved for future quarters may differ from the amount included in this schedule.
(4)The contractual obligation table does not include approximately $1.2 million in liabilities associated with unrecognized tax benefits as of December 31, 2020 as the timing of the recognition of this liability is not certain. The amount of the liability is not expected to significantly change in the next twelve months.

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
We use a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment testing. The qualitative factors we consider include, in part, the general macroeconomic environment, industry and market specific conditions for each reporting unit, financial performance including actual versus planned results and results of relevant prior periods, operating costs and cost impacts, as well as issues or events specific to the reporting unit. If qualitative factors are not sufficient to determine that the fair value of a reporting unit is more likely than not to exceed its carrying value, we will perform a quantitative test the reporting unit whereby we estimate the fair value of the reporting unit using an income approach or market approach, or a weighting of the two methods. Under the income approach, we estimate the fair value of our reporting unit based on the present value of future cash flows. Cash flow projections are based on Management's estimate of revenue growth rates and operating margins and take into consideration industry and market conditions as well as company specific economic factors. The discount rate used is based on the weighted average cost of capital adjusted for the relevant risk associated with the business and the uncertainty associated with the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimate fair value based on market multiples of revenue and earnings derived from comparable public companies with operating characteristics that are similar to the reporting unit. When market comparables are not meaningful or available, we estimate the fair value of the reporting unit using only the income approach.
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
Indefinite-lived intangible assets
We use a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. Our indefinite-lived intangible assets consist of trade names with a carrying value of approximately $60.0 million. The results of the qualitative analysis of our other reporting unit's indefinite-lived intangible assets, which we completed as of March 31, 2020, indicated that the fair value of the indefinite lived intangible assets exceeded their carrying value.
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
Borrowings under our 2018 Credit Facility are subject to variable interest rates and thus would expose us to interest rate risk. As of December 31, 2020, we had $307 million outstanding under our 2018 Revolving Credit Facility. These borrowings are subject to variable interest rates. At December 31, 2020, the average interest rate on these borrowings was approximately 1.9%. We currently estimate that a 100 basis point increase in LIBOR or a successor rate would not have a material impact on our results of operations, cash flows or financial condition.
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
Credit Risk
We are exposed to credit risk associated with cash equivalents, investments, and trade receivables. We do not believe that our cash equivalents or investments present significant credit risks because the counterparties to the instruments consist of major financial institutions and we manage the notional amount of contracts entered into with any one counterparty. Our cash and cash equivalents at December 31, 2020 consists principally of (i) treasury backed securities, (ii) insured prime money market funds, and (iii) cash balances in several non-interest bearing checking accounts. Substantially all trade receivable balances of our businesses are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. Although we have a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and financial statement schedules referred to in the index contained on page F-1 of this report are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
(a) Management’s Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.
(b) Information with respect to Report of Management on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework). Based on our assessment under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The audited financial statements of the Company included in this annual report on Form 10-K include the results of acquisitions from their respective dates of acquisition. Management's assessment of internal control over financial reporting for the year ended December 31, 2020 does not include an assessment of Marucci Sports, LLC, a majority owned subsidiary of the Company that was acquired during the year ended December 31, 2020, or Boa Technology Inc., a majority owned subsidiary of the Company that was acquired during the year ended December 31, 2020. The financial statements of Marucci Sports, LLC reflect total assets and net revenues constituting 8% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020. The financial statements of Boa Technology Inc. reflect total assets and net revenues constituting 20% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020. Refer to "Note C - Acquisition of Businesses" for a description of the acquisitions of Marucci Sports, LLC and Boa Technology Inc.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report that is included herein.
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

ITEM 9B. OTHER INFORMATION
NONE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our executive officers is incorporated herein by reference to information included in the Proxy Statement for our 2021 Annual Meeting of Shareholders.
Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for our 2021 Annual Meeting of Shareholders.
Information regarding our corporate governance, including our audit committee and code of ethics, is incorporated herein by reference to information included in the Proxy Statement for our 2021 Annual Meeting of Shareholders.
Information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to information included in the Proxy Statement for our 2021 Annual Meeting of Shareholders.
ITEM 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for our 2021 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for our 2021 Annual Meeting of Shareholders.
Securities Authorized for Issuance under Equity Compensation Plans
There are no securities currently authorized for issuance under an equity compensation plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to such contractual relationships and independence is incorporated herein by reference to the information in the Proxy Statement for our 2021 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for our 2021 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.Financial Statements
For the Registrant, see “Index to Consolidated Financial Statements and Supplemental Financial Data” set forth on page F-1.

2.Financial Statement Schedule
For the Registrant, see “Index to Consolidated Financial Statements and Supplemental Financial Data” set forth on page S-1.

3.Exhibits
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

Exhibit Number	Description
3.13	Fifth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on December 7, 2016 (File No. 001-34927)).

3.14	Compass Diversified Holdings Share Designation of Series A Preferred Shares (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on June 28, 2017 (File No. 001-34927)).
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

99.9
Agreement and Plan of Merger, dated as of March 6, 2020, among Marucci Sports, LLC, Wheelhouse Holdings, Inc., Wheelhouse Holdings Merger Sub LLC and Wheelhouse 2020 LLC (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on March 9, 2020 (File No. 001-34927))

99.10
Agreement and Plan of Merger, among Reel Holding Corp., BOA Parent Inc., BOA Merger Sub Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 99.3 of the Form 8-K filed on September 22, 2020 (File No. 001-34927))

99.11
First Amendment to Agreement and Plan of Merger, dated October 16, 2020, among Reel Holding Corp., BOA Parent Inc., BOA Merger Sub Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 99.2 of the Form 8-K filed on October 19, 2020 (File No. 001-34927))

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

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

Date: February 24, 2021	By:	/s/ Elias J. Sabo
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

Signature	Title	Date

/s/ Elias J. Sabo	Chief Executive Officer	February 24, 2021
Elias J. Sabo	(Principal Executive Officer) and Director

/s/ Ryan J. Faulkingham	Chief Financial Officer	February 24, 2021
Ryan J. Faulkingham	(Principal Financial and Accounting Officer)

/s/ C. Sean Day	Director	February 24, 2021
C. Sean Day

/s/ D. Eugene Ewing	Director	February 24, 2021
D. Eugene Ewing

/s/ Harold S. Edwards	Director	February 24, 2021
Harold S. Edwards

/s/ Gordon Burns	Director	February 24, 2021
Gordon Burns

/s/ James J. Bottiglieri	Director	February 24, 2021
James J. Bottiglieri

/s/ Sarah G. McCoy	Director	February 24, 2021
Sarah G. McCoy

/s/ Larry L. Enterline	Director	February 24, 2021
Larry L. Enterline

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS

Date: February 24, 2021	By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Regular Trustee

COMPASS DIVERSIFIED HOLDINGS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTAL FINANCIAL DATA

Page
Historical Financial Statements:
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets	F-6
Consolidated Statements of Operations	F-7
Consolidated Statements of Comprehensive Income	F-8
Consolidated Statements of Stockholders’ Equity	F-9
Consolidated Statements of Cash Flows	F-11
Notes to Consolidated Financial Statements	F-13

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders'
Compass Diversified Holdings

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Compass Diversified Holdings (a Delaware trust) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 24, 2021 expressed an unqualified opinion on those financial statements.
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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Boa Technology Inc. (“BOA”) and Marucci Sports, LLC (“Marucci Sports”), majority-owned subsidiaries, whose financial statements reflect total assets and revenues constituting 28% and 5% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020. As indicated in Management’s Report, BOA and Marucci Sports were acquired during 2020. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of BOA and Marucci Sports.
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
February 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders'
Compass Diversified Holdings

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Compass Diversified Holdings (a Delaware trust) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2021 expressed an unqualified opinion.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill – Ergobaby, Foam Fabricators and Velocity Outdoor reporting units
As described further in note H to the financial statements, the Company performed a quantitative goodwill impairment assessment as of March 31, 2020, the date of the annual impairment assessment, on three of its reporting units, Ergobaby, Foam Fabricators and Velocity Outdoor. These reporting units had goodwill balances totaling $163.8 million as of March 31, 2020. We identified the Company’s quantitative goodwill impairment assessment for the Ergobaby, Foam Fabricators and Velocity Outdoor reporting units as a critical audit matter.
The principal considerations for our determination that this matter is a critical audit matter are the significant management estimates and judgments related to forecasts of expected future cash flows used in the estimation of each reporting unit’s fair value. Management’s significant estimates and judgments include the determination of discount rates, revenue growth rates, operating margins, and projected long-term growth rates.

Our audit procedures related to the quantitative impairment testing of the Ergobaby, Foam Fabricators and Velocity Outdoor reporting units included the following procedures, among others:
•We tested the design and operating effectiveness of controls relating to management’s quantitative goodwill impairment evaluation, including those over management’s forecasts of future revenue, operating income margins and long-term growth rates and the determination of the discount rate.
•We evaluated management’s revenue growth rates and operating margins for consistency with relevant historical data, changes in the businesses, and external industry data.
•With the assistance of our valuation professionals with specialized skills and knowledge, we evaluated the valuation methodologies utilized by management.
•We performed sensitivity analyses on the future revenue, operating margins, and discount rates used to evaluate the impact changes in these assumptions have on management’s conclusion.

Business Combinations – Fair Value of Intangible Assets Acquired in the BOA and Marucci Sports acquisitions
As described further in note C to the financial statements, the Company completed the acquisitions of Marucci Sports, LLC (“Marucci Sports”) and Boa Technology Inc. (“BOA”) during the year ended December 31, 2020. The identifiable intangible assets acquired in the Marucci Sports acquisition include tradenames, which have been recorded by management at their fair value of $84.9 million. The identifiable intangible assets acquired in the BOA acquisition include a tradename, customer relationships and technology, which management has recorded at their preliminary fair values of $84.3 million, $73.0 million and $70.2 million, respectively. We identified the valuation of these identifiable intangible assets acquired in the Marucci Sports and BOA acquisitions as a critical audit matter.
The principal considerations for our determination that the valuation of the tradenames, customer relationships and technology intangible assets acquired is a critical audit matter are that there is a high degree of estimation uncertainty due to significant, subjective management judgments and estimates utilized to determine the fair value of such assets. The estimated fair value of such assets was determined by management using several methods including the multi-period excess earnings method and the relief-from-royalty method, both of which are complex in their nature. Management’s significant judgments and estimates include the determination of revenue growth rates, operating margins, projected long-term growth rates, discount rates, customer attrition rates, royalty rates and technology obsolescence factors.
Our audit procedures related to the valuation of the tradenames, customer relationships and technology assets included the following procedures, among others:
•We tested the design and operating effectiveness of controls relating to the determination of fair value for the acquisitions of Marucci Sports and BOA, including those over management’s ability to develop the forecasts of future revenue, operating income margins, long-term growth rates, customer attrition rates, royalty rates, technology obsolescence factors and the determination of the discount rate utilized in the recording of the acquisition.
•With the assistance of our valuation professionals with specialized skills and knowledge, we evaluated the valuation methodologies utilized by management.
•We tested the significant judgments and estimates utilized in valuation, which included comparing management’s judgments and estimates to historical, industry and market data.
/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

New York, New York
February 24, 2021

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$70,744	$100,314
Accounts receivable, net	232,507	191,405
Inventories	363,373	317,306
Prepaid expenses and other current assets	41,743	35,247
Total current assets	708,367	644,272
Property, plant and equipment, net	172,669	146,428
Goodwill	766,003	438,519
Intangible assets, net	837,165	561,946
Other non-current assets	114,314	100,727
Total assets	$2,598,518	$1,891,892

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$101,671	$70,089
Accrued expenses	152,127	108,768
Due to related parties (refer to Note Q)	10,238	8,049
Other current liabilities	30,679	22,573
Total current liabilities	294,715	209,479
Deferred income taxes	83,541	33,039
Long-term debt	899,460	394,445
Other non-current liabilities	100,654	89,054
Total liabilities	1,378,370	726,017

Commitments and contingencies (refer to Note P)

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 12,600 shares issued and outstanding at December 31, 2020 and December 31, 2019
Series A preferred shares, no par value, 4,000 shares issued and outstanding at December 31, 2020 and December 31, 2019	96,417	96,417
Series B preferred shares, no par value, 4,000 shares issued and outstanding at December 31, 2020 and December 31, 2019	96,504	96,504
Series C preferred shares, no par value, 4,600 shares issued and outstanding at December 31, 2020 and December 31, 2019	110,997	110,997
Trust common shares, no par value, 500,000 authorized; 64,900 shares issued and outstanding at December 31, 2020 and 59,900 shares issued and outstanding at December 31, 2019	1,008,564	924,680
Accumulated other comprehensive loss	(1,456)	(3,933)
Accumulated deficit	(211,002)	(109,338)
Total stockholders’ equity attributable to Holdings	1,100,024	1,115,327
Noncontrolling interest	120,124	50,548
Total stockholders’ equity	1,220,148	1,165,875
Total liabilities and stockholders’ equity	$2,598,518	$1,891,892
See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2020	2019	2018
Net revenues	$1,560,757	$1,450,253	$1,357,320
Cost of revenues	997,976	930,810	887,478
Gross profit	562,781	519,443	469,842
Operating expenses:
Selling, general and administrative expense	371,264	335,181	320,085
Management fees	34,749	37,030	43,443
Amortization expense	61,935	54,155	49,686
Impairment expense	—	32,881	—
Operating income	94,833	60,196	56,628
Other income (expense):
Interest expense, net	(45,768)	(58,216)	(55,245)
Amortization of debt issuance costs	(2,454)	(3,314)	(3,905)
Loss on debt extinguishment	—	(12,319)	(744)
Loss on sale of securities (refer to Note D)	—	(10,193)	—
Other income (expense), net	(2,620)	(2,185)	(5,145)
Income (loss) from continuing operations before income taxes	43,991	(26,031)	(8,411)
Provision for income taxes	16,894	14,742	10,466
Income (loss) from continuing operations	27,097	(40,773)	(18,877)
Income from discontinued operations, net of income tax	—	16,901	15,829
Gain on sale of discontinued operations, net of income tax	100	331,013	1,258
Net income (loss)	27,197	307,141	(1,790)
Less: Income from continuing operations attributable to noncontrolling interest	4,417	5,542	5,217
Less: Loss from discontinued operations attributable to noncontrolling interest	—	(266)	(1,305)
Net income (loss) attributable to Holdings	$22,780	$301,865	$(5,702)

Amounts attributable to common shares of Holdings:
Income (loss) from continuing operations	$22,680	$(46,315)	$(24,094)
Income from discontinued operations, net of income tax	—	17,167	17,134
Gain on sale of discontinued operations, net of income tax	100	331,013	1,258
Net income (loss) attributable to Holdings	$22,780	$301,865	$(5,702)
Basic and fully diluted income (loss) per share attributable to Holdings (refer to Note K)
Continuing operations	$(0.34)	$(2.17)	$(0.73)
Discontinued operations	—	5.81	0.31
	$(0.34)	$3.64	$(0.42)

Weighted average number of shares outstanding - basic and fully diluted	63,151	59,900	59,900
Cash distribution declared per share (refer to Note K)	$1.44	$1.44	$1.44

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands)	2020	2019	2018
Net income (loss)	$27,197	$307,141	$(1,790)
Other comprehensive income (loss)
Foreign currency translation adjustments	879	599	(6,630)
Foreign currency amounts reclassified from accumulated other comprehensive income (loss) that increase (decrease) net income:
Disposition of Manitoba Harvest	—	4,791	—
Pension benefit liability, net	1,598	(547)	427
Total comprehensive income (loss), net of tax	29,674	311,984	(7,993)
Less: Net income attributable to noncontrolling interests	4,417	5,276	3,912
Less: Other comprehensive income (loss) attributable to noncontrolling interests	113	(23)	(1,247)
Total comprehensive income (loss) attributable to Holdings, net of tax	$25,144	$306,731	$(10,658)

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Trust Preferred Shares			Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity Attributable to Holdings	Non- Controlling Interest	Non-Controlling Interest of Disc. Ops.	Total Stockholders’ Equity
(in thousands)	Series A	Series B	Series C
Balance — January 1, 2018	$96,417	$—	$—	$924,680	$(145,316)	$(2,573)	$873,208	$33,703	$19,088	$925,999
Net income (loss)	—	—	—	—	(5,702)	—	(5,702)	5,217	(1,305)	(1,790)
Total comprehensive loss, net	—	—	—	—	—	(6,203)	(6,203)	—	—	(6,203)
Issuance of Trust preferred shares, net of offering costs	—	96,504	—	—	—	—	96,504	—	—	96,504
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	6,710	2,265	8,975
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	404	—	404
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(6,112)	—	(6,112)
Distributions paid - Trust preferred shares	—	—	—	—	(12,179)	—	(12,179)	—	—	(12,179)
Distributions paid - Trust common shares	—	—	—	—	(86,256)	—	(86,256)	—	—	(86,256)
Balance — December 31, 2018	96,417	96,504	—	924,680	(249,453)	(8,776)	859,372	39,922	20,048	919,342
Net income (loss)	—	—	—	—	301,865	—	301,865	5,542	(266)	307,141
Total comprehensive income, net	—	—	—	—	—	4,843	4,843	—	—	4,843
Issuance of Trust preferred shares, net of offering costs	—	—	110,997	—	—	—	110,997	—	—	110,997
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	6,054	1,939	7,993
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	41	—	41
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(1,011)	—	(1,011)
Disposition of Manitoba Harvest	—	—	—	—	—	—	—	—	(10,799)	(10,799)
Disposition of Clean Earth	—	—	—	—	—	—	—	—	(10,922)	(10,922)
Distributions paid - Allocation Interests (refer to Note K)	—	—	—	—	(60,369)	—	(60,369)	—	—	(60,369)
Distributions paid - Trust preferred shares	—	—	—	—	(15,125)	—	(15,125)	—	—	(15,125)
Distributions paid - Trust common shares	—	—	—	—	(86,256)	—	(86,256)	—	—	(86,256)
Balance — December 31, 2019	96,417	96,504	110,997	924,680	(109,338)	(3,933)	1,115,327	50,548	—	1,165,875

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Trust Preferred Shares			Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity Attributable to Holdings	Non- Controlling Interest	Non-Controlling Interest of Disc. Ops.	Total Stockholders’ Equity
(in thousands)	Series A	Series B	Series C
Net income	—	—	—	—	22,780	—	22,780	4,417	—	27,197
Total comprehensive income, net	—	—	—	—	—	2,477	2,477	—	—	2,477
Issuance of trust common shares, net of offering costs	—	—	—	83,884	—	—	83,884	—	—	83,884
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	8,995	—	8,995
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	253	—	253
Purchase of noncontrolling interest	—	—	—	—	(1,823)	—	(1,823)	(4,790)	—	(6,613)
Distributions paid to noncontrolling shareholders	—	—	—	—	—	—	—	(12,060)	—	(12,060)
Acquisition of Marucci	—	—	—	—	—	—	—	11,127	—	11,127
Acquisition of BOA	—	—	—	—	—	—	—	61,634	—	61,634
Distributions paid - Allocation Interests (refer to Note K)	—	—	—	—	(9,087)	—	(9,087)	—	—	(9,087)
Distributions paid - Trust Preferred Shares	—	—	—	—	(23,678)	—	(23,678)	—	—	(23,678)
Distributions paid - Trust Common Shares	—	—	—	—	(89,856)	—	(89,856)	—	—	(89,856)
Balance — December 31, 2020	$96,417	$96,504	$110,997	$1,008,564	$(211,002)	$(1,456)	$1,100,024	$120,124	$—	$1,220,148

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$27,197	$307,141	$(1,790)
Income from discontinued operations	—	16,901	15,829
Gain on sale of discontinued operations	100	331,013	1,258
Net income (loss) from continuing operations	27,097	(40,773)	(18,877)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	34,954	33,153	31,195
Amortization expense	67,798	54,155	59,506
Amortization of debt issuance costs and original issue discount	2,232	3,773	4,483
Impairment expense	—	32,881	—
Loss on debt extinguishment	—	12,319	744
Loss (gain) on interest rate derivative	—	3,500	(2,251)
Noncontrolling stockholder stock based compensation	8,995	6,054	6,711
Provision for loss on receivables	2,809	3,309	443
Deferred taxes	(781)	(546)	(2,254)
Other	2,172	2,051	(171)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(28,803)	10,805	4,479
Increase in inventories	(28,023)	(10,446)	(18,421)
Increase in prepaid expenses and other current assets	(2,330)	(7,010)	(3,599)
Increase (decrease) in accounts payable and accrued expenses	62,505	(8,525)	9,823
Net cash provided by operating activities - continuing operations	148,625	94,700	71,811
Net cash provided by (used in) operating activities - discontinued operations	—	(10,138)	42,641
Net cash provided by operations	148,625	84,562	114,452
Cash flows from investing activities:
Acquisitions, net of cash acquired	(667,101)	—	(495,136)
Purchases of property and equipment	(30,764)	(34,898)	(40,998)
Proceeds from sale of businesses	100	502,703	94
Payment of interest rate swap	—	(675)	(1,783)
Payment for termination of interest rate swap	—	(4,942)	—
Other investing activities	(3,069)	1,719	(134)
Net cash provided by (used in) investing activities - continuing operations	(700,834)	463,907	(537,957)
Net cash provided by (used in) investing activities - discontinued operations	—	279,219	(66,123)
Net cash provided by (used in) investing activities	(700,834)	743,126	(604,080)

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2020	2019	2018

Cash flows from financing activities:
Proceeds from the issuance of Trust common shares, net	83,884	—	—
Proceeds from the issuance of Trust preferred shares, net	—	110,997	96,504
Borrowings under credit facility	565,000	108,000	1,307,250
Repayments under credit facility	(258,000)	(832,250)	(1,186,222)
Issuance of Senior Notes	202,000	—	400,000
Distributions paid - common shares	(89,856)	(86,256)	(86,256)
Distributions paid - preferred shares	(23,678)	(15,125)	(12,179)
Net proceeds provided by noncontrolling shareholders	253	41	404
Net proceeds provided by noncontrolling shareholders - acquisitions	72,761	—	—
Purchase of noncontrolling interest	(6,613)	(1,011)	(6,112)
Distributions to noncontrolling shareholders	(12,060)	—	—
Distributions paid - Allocation Interests	(9,087)	(60,369)	—
Debt issuance costs	(3,214)	—	(14,887)
Other	335	(3,549)	1,609
Net cash provided by (used in) financing activities	521,725	(779,522)	500,111
Foreign currency impact on cash	914	(1,178)	2,958
Net increase (decrease) in cash and cash equivalents	(29,570)	46,988	13,441
Cash and cash equivalents — beginning of period (1)	100,314	53,326	39,885
Cash and cash equivalents — end of period	$70,744	$100,314	$53,326
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
The Company is a controlling owner of ten businesses, or operating segments at December 31, 2020. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), The Ergo Baby Carrier, Inc. (“Ergobaby”), Liberty Safe and Security Products, Inc. (“Liberty Safe” or “Liberty”), Marucci Sports, LLC ("Marucci Sports" or "Marucci"), Velocity Outdoor, Inc. (formerly "Crosman Corp.") ("Velocity Outdoor" or "Velocity"), Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), AMT Acquisition Corporation (“Arnold”), FFI Compass Inc. ("Foam Fabricators" or "Foam") and Sterno Products, LLC (“Sterno”). The segments are referred to interchangeably as “businesses”, “operating segments” or “subsidiaries” throughout the financial statements. Refer to Note F - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability Company (“CGM” or the “Manager”), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a management services agreement (the "Management Services Agreement" or “MSA”).
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
Discontinued Operations
During the first quarter of 2019, the Company completed the sale of Fresh Hemp Foods Ltd. ("Manitoba Harvest"). Additionally, during the second quarter of 2019, the Company completed the sale of Clean Earth Holdings, Inc. ("Clean Earth"). The results of operations of Manitoba Harvest and Clean Earth are reported as discontinued operations in the consolidated statements of operations for years ended December 31, 2019 and 2018. Refer to "Note D - Discontinued Operations" for additional information. Unless otherwise indicated, the disclosures accompanying the consolidated financial statements reflect the Company's continuing operations.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. It is possible that in 2021 actual conditions could be better or worse than anticipated when the Company developed the estimates and assumptions, which could materially affect the results of operations and financial position in the future. Such changes could result in future impairment of goodwill, intangibles and long-lived assets, inventory obsolescence, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other things. Actual results could differ from those estimates.
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
Cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Certain cash account balances held in domestic financial institutions exceed FDIC insurance limits of $250,000 per account and, as a result, there is a concentration of credit risk related to amounts in excess of the insurance limits. We monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash or cash equivalents. At December 31, 2020 and 2019, the amount of cash and cash equivalents held by our subsidiaries in foreign bank accounts was $28.1 million and $14.1 million, respectively.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The ranges of useful lives are as follows:

Buildings and improvements	6 to 28 years
Machinery and equipment	2 to 18 years
Office furniture, computers and software	2 to 8 years
Leasehold improvements	Shorter of useful life or lease term
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
Fair value of financial instruments
The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short term nature. Senior Notes with a fair value of $630 million have a carrying value of $600 million. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. If measured at fair value in the financial statements, the Senior Notes would be classified as Level 2 in the fair value hierarchy.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Income taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act includes many measures to assist companies, including temporary changes to income and non-income-based tax laws, some of which were enacted under the Tax Cuts and Jobs Act (TCJA) in 2017. Some of the key income tax related provisions of the CARES Act were allowing net operating losses ("NOLs") arising in 2018, 2019 or 2020 to be carried back five years, suspending the 80% taxable income limit until 2021, and increasing the taxable income threshold for the limit on the interest deduction from 30% to 50% for tax years beginning in 2019 and 2020 and allowing taxpayers to use 2019 taxable income to calculate the 2020 limit. While several of the Company's subsidiaries were able to take advantage of the income tax related provisions of the CARES ACT in the current year 2020, the CARES Act did not have a material impact on our consolidated financial statements. We continue to monitor any effects that may result from the CARES Act.
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
Deferred Income Taxes
Deferred income taxes are calculated under the asset and liability method. Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes at the enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is expected to more likely than not be realized. Several of the Company’s majority owned subsidiaries have deferred tax assets recorded at December 31, 2020 which in total amount to approximately $77.9 million. This deferred tax asset is net of $7.0 million of valuation allowance primarily associated with the realization of foreign net operating losses, domestic tax credits and the limitation on the deduction of interest expense. These deferred tax assets are comprised primarily of reserves not currently deductible for tax purposes. The temporary differences that have resulted in the recording of these tax assets may be used to offset taxable income in future periods, reducing the amount of taxes required to be paid. Realization of the deferred tax assets is dependent on generating sufficient future taxable income at those subsidiaries with deferred tax assets. Based upon the expected future results of operations, the Company believes it is more likely than not that those subsidiaries with deferred tax assets will generate sufficient future taxable income to realize the benefit of existing temporary differences, although there can be no assurance of this. The impact of not realizing these deferred tax assets would result in an increase in income tax expense for such period when the determination was made that the assets are not realizable.
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
The weighted average number of Trust common shares outstanding for fiscal year 2020 was computed based on 59,900,000 shares outstanding for the period from January 1st through May 7th and 5,000,000 additional shares outstanding for the period from May 8th through December 31st. The weighted average number of Trust common shares outstanding for fiscal years 2019 and 2018 were computed based on 59,900,000 shares outstanding for the period from January 1st through December 31st.
The Company did not have any stock option plans or any other potentially dilutive securities outstanding during the years ended December 31, 2020, 2019 and 2018.
Advertising costs
Advertising costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. Advertising costs were $20.4 million, $20.4 million and $20.2 million during the years ended December 31, 2020, 2019 and 2018, respectively.
Research and development
Research and development costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. The Company incurred research and development expense of $3.0 million, $0.9 million and $1.2 million during the years ended December 31, 2020, 2019 and 2018, respectively.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee retirement plans
The Company and many of its segments sponsor defined contribution retirement plans, such as 401(k) plans. Employee contributions to the plan are subject to regulatory limitations and the specific plan provisions. The Company and its segments may match these contributions up to levels specified in the plans and may make additional discretionary contributions as determined by management. The total employer contributions to these plans were $3.2 million, $2.7 million and $3.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Stock based compensation
The Company does not have a stock based compensation plan; however, all of the Company’s subsidiaries maintain stock based compensation plans. During the years ended December 31, 2020, 2019 and 2018, $9.0 million, $6.1 million, and $6.7 million of stock based compensation expense was recorded to each expense category that included related salary expense in the consolidated statements of operations. As of December 31, 2020, the amount to be recorded for stock-based compensation expense in future years for unvested options is approximately $34.0 million.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C — Acquisition of Businesses
Acquisition of Marucci Sports, LLC
On April 20, 2020, pursuant to an Agreement and Plan of Merger entered into on March 6, 2020, the Company, through a wholly-owned subsidiary, Wheelhouse Holdings Inc., a Delaware corporation (“Marucci Buyer”) and Wheelhouse Holdings Merger Sub LLC, a Delaware limited liability company and a wholly owned Subsidiary of Marucci Buyer (“Merger Sub”), completed a merger (the “Transaction”) with Marucci Sports, LLC, a Delaware limited liability company (“Marucci”). Upon the completion of the Transaction, Marucci became a wholly-owned subsidiary of Marucci Buyer and an indirect subsidiary of the Company. Headquartered in Baton Rouge, Louisiana, Marucci is a leading manufacturer and distributor of baseball and softball equipment. Founded in 2009, Marucci has a product portfolio that includes wood and metal bats, apparel and accessories, batting and fielding gloves and bags and protective gear.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation
(in thousands)
Assets
Cash	$2,730	$—	$2,730
Accounts Receivable (1)	11,471	—	11,471
Inventory (2)	14,795	(314)	14,481
Property, plant and equipment (3)	10,681	(374)	10,307
Intangible assets	99,249	962	100,211
Goodwill	67,733	437	68,170
Other current and noncurrent assets	956	1,252	2,208
Total Assets	207,615	1,963	209,578

Liabilities and noncontrolling interest
Current liabilities	6,207	294	6,501
Other liabilities	42,100	958	43,058
Deferred tax liabilities	—	1,161	1,161
Noncontrolling interest	11,127	—	11,127
Total liabilities and noncontrolling interest	59,434	2,413	61,847

Net assets acquired	148,181	(450)	147,731
Noncontrolling interest	11,127	—	11,127
Intercompany loans	42,100	—	42,100
	$201,408	$(450)	$200,958

Acquisition consideration
Purchase price	$200,000	$—	$200,000
Cash acquired	3,750	(1,020)	2,730
Net working capital adjustment	158	570	728
Other adjustments	(2,500)	—	(2,500)
Total purchase consideration	$201,408	$(450)	$200,958
Less: Transaction costs	2,042	—	2,042
Net purchase price	$199,366	$(450)	$198,916

(1) Includes $12.7 million in gross contractual accounts receivable, of which $1.2 million is not expected to be collected. The fair value of accounts receivable approximates book value acquired.
(2) Includes $4.3 million in inventory basis step-up, which was charged to cost of goods sold. $3.0 million was amortized to cost of goods sold in the second quarter of 2020, and $1.3 million was charged to cost of goods sold in the third quarter of 2020.
(3) Includes $2.5 million of property, plant and equipment basis step-up. The fair value of property, plant and equipment will be depreciated over the remaining useful lives of the assets.

The allocation of the purchase price presented above is based on management's estimate of the fair values using valuation techniques including the income, cost and market approach. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets and current and other liabilities are valued at historical carrying values. Property, plant and equipment is valued through a purchase price appraisal and will be depreciated on a straight-line basis over the respective remaining useful lives of the assets. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

relationships, as well as expected future synergies. The goodwill of $68.2 million reflects the strategic fit of Marucci in the Company's branded consumer business and is expected to be deductible for income tax purposes. The purchase accounting for Marucci was finalized in the fourth quarter of 2020.

The intangible assets recorded related to the Marucci acquisition are as follows (in thousands):

Intangible Assets	Fair Value	Estimated Useful Life
Tradename	$84,891	15 years
Customer relationships	11,120	15 years
Technology	4,200	15 years
	$100,211

The tradename was valued at $84.9 million using a multi-period excess earnings methodology. The customer relationships intangible asset was valued at $11.1 million using the distributor method, a variation of the multi-period excess earnings methodology, in which an asset is valuable to the extent it enables its owners to earn a return in excess of the required returns on the other assets utilized in the business. The technology was valued at $4.2 million using a relief from royalty method.
Acquisition of Boa Technology, Inc.
On October 16, 2020, the Company, through its newly formed acquisition subsidiaries, BOA Holdings Inc., a Delaware corporation (“BOA Holdings”) and BOA Parent Inc., a Delaware corporation (“BOA Buyer”) and a wholly-owned subsidiary of BOA Holdings, acquired BOA Technology Inc. ("BOA"), and its subsidiaries pursuant to an Agreement and Plan of Merger (the “Agreement and Plan of Merger”) by and among BOA Buyer, Reel Holding Corp., a Delaware corporation (“Reel”) and the sole stockholder of Boa Technology, Inc., BOA Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of BOA Buyer (“Merger Sub”) and Shareholder Representative Services LLC (in its capacity as the representative of the stockholders of Reel) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reel Holding Corp., a Delaware corporation (“BOA”) and the sole stockholder of Boa Technology, Inc., BOA Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of BOA Buyer (“Merger Sub”), and Shareholder Representative Services LLC (in its capacity as the representative of the stockholders of BOA). Pursuant to the Merger Agreement, Merger Sub was merged with and into BOA (the “Merger”) such that the separate existence of Merger Sub ceased, and BOA survived the Merger as a wholly-owned subsidiary of BOA Buyer. BOA, creators of the award-winning BOA® Fit System featured in performance footwear, action sports, outdoor and medical products worldwide, was founded in 2001 and is headquartered in Denver, Colorado.
The Company made loans to, and purchased an 82% equity interest in, BOA. The purchase price, including proceeds from noncontrolling shareholders and net of transaction costs, was $454.3 million. BOA management and certain existing shareholders invested in the transaction along with the Company, representing 18% initial noncontrolling interest on both a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of BOA. CGM will receive integration service fees of $4.4 million payable quarterly over a twelve month period as services are rendered beginning in the quarter ended December 31, 2020. The Company incurred $2.5 million of transaction costs in conjunction with the BOA acquisition, which was included in selling, general and administrative expense in the consolidated statements of operations during the fourth quarter of 2020. The Company funded the acquisition with cash on hand and a $300 million draw on its 2018 Revolving Credit Facility.
The results of operations of BOA have been included in the consolidated results of operations since the date of acquisition. BOA's results of operations are reported as a separate operating segment as a branded consumer business. The table below provides the preliminary recording of assets acquired and liabilities assumed as of the date of acquisition.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Preliminary Purchase Allocation	Measurement Period Adjustments	Preliminary Purchase Allocation
(in thousands)
Assets:
Cash	$7,677	$—	$7,677
Accounts receivable (1)	2,065	—	2,065
Inventory (2)	6,178	—	6,178
Property, plant and equipment (3)	15,431	—	15,431
Intangible assets	234,000	—	234,000
Goodwill	254,141	12	254,153
Other current and noncurrent assets	12,554	—	12,554
Total assets	$532,046	$12	$532,058

Liabilities and noncontrolling interest:
Current liabilities	$14,008	$—	$14,008
Other liabilities	130,587	—	130,587
Deferred tax liabilities	49,969	—	49,969
Noncontrolling interest	61,534	—	61,534
Total liabilities and noncontrolling interest	$256,098	$—	$256,098

Net assets acquired	$275,948	$12	$275,960
Noncontrolling interest	61,534	—	61,534
Intercompany loans to business	119,349	—	119,349
	$456,831	$12	$456,843

Acquisition consideration
Purchase price	$454,000	—	$454,000
Cash acquired	6,500	1,177	7,677
Net working capital adjustment	(1,077)	(893)	(1,970)
Other adjustments	(2,592)	(272)	(2,864)
Total purchase consideration	$456,831	$12	$456,843
Less: Transaction costs	2,517	—	2,517
Net purchase price	$454,314	$12	$454,326

(1) Includes $2.1 million in gross contractual accounts receivable, of which $0.06 million is not expected to be collected. The fair value of accounts receivable approximates book value acquired.
(2) Includes $1.5 million in inventory basis step-up, which was charged to cost of goods sold in the fourth quarter of 2020.
(3) Includes $6.5 million of property, plant and equipment basis step-up. The fair value of property, plant and equipment will be depreciated over the remaining useful lives of the assets.
The preliminary allocation of the purchase price presented above is based on management's estimate of the fair values using valuation techniques including the income, cost and market approach. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets and current and other liabilities are valued at historical carrying values. Property, plant and equipment is valued through a purchase price appraisal and will be depreciated on a straight-line basis over the respective remaining useful lives of the assets. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. The goodwill of $254.2 million reflects the strategic fit of BOA in the Company's branded consumer business and is not expected to be deductible for income tax purposes. The purchase accounting for BOA is expected to be finalized in the first quarter of 2021.

The intangible assets recorded related to the BOA acquisition are as follows (in thousands):

Intangible Assets	Fair Value	Estimated Useful Lives

Technology	$70,200	10 - 12 years
Tradename	84,300	20 years
Customer relationships	73,000	15 years
In-process Research & Development (1)	6,500
	$234,000

(1) In-process research and development is considered indefinite lived until the underlying technology becomes viable, at which point the intangible asset will be amortized over the expected useful life.

The technology was considered the primary intangible asset in the acquisition and was valued at $70.2 million using a multi-period excess earnings methodology with an assumed obsolescence factor. The tradename was valued at $84.3 million using a relief-from-royalty method. The customer relationships, which represent BOA's relationship with brand partners, were valued at $73.0 million using the distributor method, a variation of the multi-period excess earnings methodology, in which an asset is valuable to the extent it enables its owners to earn a return in excess of the required returns on the other assets utilized in the business.
Unaudited pro forma information
The following unaudited pro forma data for the year ended December 31, 2020 and 2019 gives effect to the acquisitions of Marucci and BOA, as described above, as if the acquisitions had been completed as of January 1, 2019. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Year ended
(in thousands, except per share data)	December 31, 2020	December 31, 2019
Net sales	$1,664,345	$1,623,053
Gross profit	$623,955	$616,924
Operating income	$98,468	$58,807
Net income (loss) from continuing operations	$19,321	$(58,158)
Net income (loss) from continuing operations attributable to Holdings	$13,945	$(63,668)
Basic and fully diluted net loss per share from continuing operations attributable to Holdings	$(0.48)	$(2.45)
Acquisition of Foam Fabricators
On February 15, 2018, pursuant to an agreement entered into on January 18, 2018, the Company, through a wholly-owned subsidiary, FFI Compass, Inc. (“Buyer”), entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Warren F. Florkiewicz (“Seller”) pursuant to which Buyer acquired all of the issued and outstanding capital stock of Foam Fabricators, Inc., a Delaware corporation (“Foam Fabricators”). Foam Fabricators is a leading designer and manufacturer of custom molded protective foam solutions and original equipment manufacturer ("OEM") components made from expanded polymers such as expanded polystyrene (EPS) and expanded polypropylene (EPP). Founded in 1957 and headquartered in Scottsdale, Arizona, it operates molding and

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fabricating facilities across North America and provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building and other products.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Other acquisitions
Foam Fabricators
Polyfoam - On July 1, 2020, Foam Fabricators acquired substantially all of the assets of Polyfoam Corp. ("Polyfoam"), a Massachusetts-based manufacturer of protective and temperature-sensitive packaging solutions for the medical, pharmaceutical, grocery and food industries, among others. Founded in 1974, Polyfoam operates two manufacturing facilities producing highly engineered foam and injection-molded plastic solutions across a variety of end-markets. The acquisition complements Foam Fabricators' current operating footprint and provides access to a new customer base and product offerings, including Polyfoam's significant end-market exposure to cold chain (including seafood boxes, insulated shipping containers and grocery delivery totes). The purchase price was approximately $12.8 million and includes a potential earnout of $1.4 million if Polyfoam achieves certain financial metrics.
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
Note D — Discontinued Operations
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized operating results for Clean Earth for the previous years through the date of disposition were as follows (in thousands):

	For the period January 1, 2019 through disposition	Year ended December 31, 2018
Net sales	$132,737	$266,916
Gross profit	39,678	75,470
Operating income	6,232	14,443
Income before income taxes	5,880	13,693
Benefit for income taxes	(11,607)	(2,458)
Income from discontinued operations (1)	$17,487	$16,151
(1) The results of operations for the periods from January 1, 2019 through the date of disposition, and the year ended December 31, 2018, each exclude $10.2 million and $17.0 million, respectively, of intercompany interest expense.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized operating results for Manitoba Harvest for the previous years through the date of disposition were as follows (in thousands):

	For the period January 1, 2019 through disposition	Year ended December 31, 2018
Net revenues	$10,024	$67,437
Gross profit	4,874	28,877
Operating loss	(1,118)	(1,754)
Loss before income taxes	(1,127)	(1,783)
Benefit for income taxes	(541)	(1,460)
Income (loss) from discontinued operations (1)	$(586)	$(323)
(1) The results of operations for the periods from January 1, 2019 through the date of disposition and the year ended December 31, 2018 each exclude $1.0 million and $5.2 million, respectively, of intercompany interest expense.

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
Performance Obligations - For 5.11, BOA, Ergobaby, Liberty Safe, Marucci, Velocity Outdoor, Arnold, Foam Fabricators, and Sterno, revenues are recognized when control of the promised goods or service is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. Each product or service represents a separate performance obligation. For contracts that contain multiple products, the Company will evaluate those products to determine if they represent performance obligations based on whether those goods or services are distinct (by themselves or as part of a bundle of products). Further, the Company evaluated if the products were separately identifiable from other products in the contract. The Company concluded that the products are distinct and separately identifiable from other products in the contracts. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. The standalone selling price is directly observable as it is the price at which the Company sells its products separately to the customer. As the Company does not meet any of the requirements for over time recognition for any of its products at these operating segments, it will recognize revenue based on the point in time criteria based on the definition of control, which is generally upon shipment terms for products and when the service is performed for services. Transfer of control for Advanced Circuit’s products qualify for over time revenue recognition because the products represent assets with no alternative use and the contracts include an enforceable right to payment for work completed to date. Advanced Circuits has selected the cost to cost input method of measuring progress to recognize revenue over time, based on the status of the work performed. The cost to cost method is representative of the value provided to the customer as it represents the Company’s performance completed to date. However, due to the short-term nature of Advanced Circuit's production cycle, there is an immaterial difference between revenue recognition under the previous guidance and the new revenue recognition guidance.
Shipping and handling costs - Costs associated with shipment of products to a customer are accounted for as a fulfillment cost and are included in cost of revenues. The Company has elected to apply the practical expedient for shipping costs under the new revenue guidance and will account for shipping and handling activities performed after

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following tables provide disaggregation of revenue by reportable segment geography for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year ended December 31, 2020
	5.11	BOA	Ergo	Liberty	Marucci	Velocity	ACI	Arnold	Foam	Sterno	Total
United States	$319,181	$6,894	$26,653	$110,870	$42,823	$194,578	$88,075	$61,112	$110,829	$354,388	$1,315,403
Canada	7,192	98	3,251	2,245	136	10,124	—	296	—	14,793	38,135
Europe	28,239	9,783	25,679	—	24	7,688	—	29,190	—	537	101,140
Asia Pacific	15,157	8,476	17,868	—	444	1,028	—	4,604	—	96	47,673
Other international	31,337	27	1,277	—	15	2,578	—	3,788	19,217	167	58,406
	$401,106	$25,278	$74,728	$113,115	$43,442	$215,996	$88,075	$98,990	$130,046	$369,981	$1,560,757

	Year ended December 31, 2019
	5.11	Ergo	Liberty	Velocity	ACI	Arnold	Foam	Sterno	Total
United States	$307,552	$28,028	$93,922	$131,061	$90,791	$72,593	$101,622	$375,537	$1,201,106
Canada	8,203	3,541	2,242	6,134	—	712	—	15,987	36,819
Europe	29,042	27,318	—	6,207	—	36,711	—	1,412	100,690
Asia Pacific	13,933	30,197	—	756	—	6,019	—	2,385	53,290
Other international	29,915	911	—	3,684	—	3,913	19,802	123	58,348
	$388,645	$89,995	$96,164	$147,842	$90,791	$119,948	$121,424	$395,444	$1,450,253

	Year ended December 31, 2018
	5.11	Ergo	Liberty	Velocity	ACI	Arnold	Foam	Sterno	Total
United States	$265,306	$32,558	$80,334	$113,915	$92,511	$70,049	97,118	$365,403	$1,117,194
Canada	7,808	3,076	2,324	6,162	—	1,177	—	13,304	33,851
Europe	31,026	28,482	—	5,574	—	38,536	—	1,218	104,836
Asia Pacific	16,168	25,488	—	1,200	—	5,176	—	169	48,201
Other international	27,614	962	—	4,445	—	2,922	16,314	981	53,238
	$347,922	$90,566	$82,658	$131,296	$92,511	$117,860	113,432	$381,075	$1,357,320

Note F — Operating Segment Data
At December 31, 2020, the Company had ten reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

strategies. A description of each of the reportable segments and the types of products from which each segment derives its revenues is as follows:
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
•BOA, creator of the revolutionary, award-winning, patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, hiking/trekking, golf, running, court sports, workwear as well as headwear and medical bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides creating a superior alternative to laces, buckles, Velcro, and other traditional closure mechanisms. Each unique BOA configuration is engineered for fast, effortless, precision fit, and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has offices in Austria, Greater China, South Korea, and Japan.
•Ergobaby, headquartered in Los Angeles, California, is a designer, marketer and distributor of wearable baby carriers and accessories, blankets and swaddlers, nursing pillows, strollers and related products.  Ergobaby primarily sells its Ergobaby and Baby Tula branded products through brick-and-mortar retailers, national chain stores, online retailers, its own websites and distributors and derives more than 50% of its sales from outside of the United States.
•Liberty Safe is a designer, manufacturer and marketer of premium home, office and gun safes in North America. From its over 300,000 square foot manufacturing facility, Liberty produces a wide range of home and gun safe models in a broad assortment of sizes, features and styles. Liberty is headquartered in Payson, Utah.
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
•Advanced Circuits, an electronic components manufacturing company, is a provider of small-run, quick-turn and volume production rigid printed circuit boards. ACI manufactures and delivers custom printed circuit boards to customers primarily in North America. ACI is headquartered in Aurora, Colorado.
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
•Foam Fabricators is a designer and manufacturer of custom molded protective foam solutions and original equipment manufacturer components made from expanded polystyrene and expanded polypropylene. Foam Fabricators provides products to a variety of end markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building and other products. Foam Fabricators is headquartered in Scottsdale, Arizona and operates 14 molding and fabricating facilities across North America.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•Sterno is a manufacturer and marketer of portable food warming fuel and creative table lighting solutions for the food service industry and flameless candles, outdoor lighting products, scented wax cubes and warmer products for consumers. Sterno's products include wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, scented wax cubes and warmer products used for home decor and fragrance systems, catering equipment and outdoor lighting products. Sterno is headquartered in Corona, California.
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
Summary of Operating Segments

Net Revenues	Year ended December 31,
(in thousands)	2020	2019	2018
5.11	$401,106	$388,645	$347,922
BOA	25,278	—	—
Ergobaby	74,728	89,995	90,566
Liberty	113,115	96,164	82,658
Marucci	43,442	—	—
Velocity Outdoor	215,996	147,842	131,296
ACI	88,075	90,791	92,511
Arnold	98,990	119,948	117,860
Foam Fabricators	130,046	121,424	113,432
Sterno	369,981	395,444	381,075
Total	1,560,757	1,450,253	1,357,320
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—	—
Total consolidated revenues	$1,560,757	$1,450,253	$1,357,320

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Profit (Loss) (1)	Year ended December 31,
(in thousands)	2020	2019	2018
5.11	$30,087	$22,408	$3,916
BOA	(1,021)	—	—
Ergobaby	5,194	10,404	11,522
Liberty	16,826	8,526	5,906
Marucci	(4,272)	—	—
Velocity Outdoor (2)	24,925	(27,138)	4,850
ACI	22,891	25,680	26,335
Arnold	2,096	8,361	7,416
Foam Fabricators	15,939	14,292	10,998
Sterno	25,772	44,810	38,730
Total	138,437	107,343	109,673
Reconciliation of segment profit (loss) to consolidated income from continuing operations before income taxes:
Interest expense, net	(45,768)	(58,216)	(55,245)
Other income (expense), net	(2,620)	(2,185)	(5,889)
Corporate and other	(46,058)	(72,973)	(56,950)
Total consolidated income (loss) from continuing operations before income taxes	$43,991	$(26,031)	$(8,411)
(1)Segment profit (loss) represents operating income (loss).
(2)Velocity Outdoor - Operating loss from Velocity Outdoor for the year ended December 31, 2019 includes $32.9 million in goodwill impairment.

Depreciation and Amortization Expense	Year ended December 31,
(in thousands)	2020	2019	2018

5.11	$21,085	$21,131	$21,477
BOA	5,515	—	—
Ergobaby	8,169	8,531	8,493
Liberty	1,661	1,584	1,541
Marucci	10,109	—	—
Velocity Outdoor	12,555	12,984	12,119
ACI	2,415	2,401	3,160
Arnold	6,710	6,459	6,229
Foam Fabricators	12,474	12,183	10,712
Sterno	22,059	22,035	26,970
Total	102,752	87,308	90,701
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs and original issue discount	2,232	3,773	4,483
Consolidated total	$104,984	$91,081	$95,184

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Accounts Receivable		Identifiable Assets
	December 31,		December 31
(in thousands)	2020	2019	2020 (1)	2019 (1)
5.11	$50,082	$49,543	$354,033	$357,292
BOA	1,492	—	269,438	—
Ergobaby	5,034	10,460	91,293	91,798
Liberty	18,877	13,574	35,858	38,558
Marucci	10,172	—	129,116	—
Velocity	40,126	20,290	191,180	192,288
ACI	7,252	8,318	28,932	24,408
Arnold	13,237	19,043	75,958	72,650
Foam Fabricators	34,088	24,455	164,800	156,914
Sterno	70,467	60,522	251,307	263,530
Sales allowance accounts	(18,320)	(14,800)	—	—
Total	232,507	191,405	1,591,915	1,197,438
Reconciliation of segment to consolidated totals:
Corporate and other identifiable assets	—	—	8,093	64,531
Total	$232,507	$191,405	$1,600,008	$1,261,969
(1)    Does not include accounts receivable balances per schedule above or goodwill balances - refer to "Note H - Goodwill and Intangible Assets" for a schedule of goodwill by segment.
Geographic Information
Net Revenues
Revenue attributable to Canada represented approximately 15.5% of total international revenues in 2020, 14.8% of total international revenues in 2019, and 14.1% of total international revenues in 2018. Revenue attributable to any other individual foreign country was not material in 2020, 2019 or 2018.

Identifiable Assets
Several of the Company's operating segments have subsidiaries with assets located outside of the United States. The following table presents identifiable assets by geographic area:

Identifiable Assets	December 31,
(in thousands)	2020	2019
United States	$1,537,066	$1,195,407
Canada	1,363	1,859
Europe	37,621	40,298
Other international	23,958	24,405
Total identifiable assets	$1,600,008	$1,261,969

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G - Inventory and Property, Plant, and Equipment

Inventory	December 31,
(in thousands)	2020	2019
Raw materials and supplies	$81,357	$59,888
Work-in-process	14,979	14,318
Finished goods	289,035	262,352
	385,371	336,558
Less: obsolescence reserve	(21,998)	(19,252)
Total	$363,373	$317,306

Property, plant and equipment	December 31,
(in thousands)	2020	2019
Machinery and equipment	$217,639	$191,897
Office furniture, computers and software	48,251	36,604
Leasehold improvements	51,663	40,851
Construction in process	15,713	10,559
Buildings and land	10,817	7,992
	344,083	287,903
Less: accumulated depreciation	(171,414)	(141,475)
Total	$172,669	$146,428
Depreciation expense was approximately $35.0 million, $33.2 million and $31.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
A reconciliation of the change in the carrying value of goodwill by segment for the years ended December 31, 2020 and 2019 are as follows (in thousands):

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance at January 1, 2020	Acquisitions (1)	Goodwill Impairment	Balance at December 31, 2020
5.11	$92,966	$—	$—	$92,966
BOA	—	254,153	—	254,153
Ergobaby	61,031	2,500	—	63,531
Liberty	32,828	—	—	32,828
Marucci	—	68,170	—	68,170
Velocity Outdoor	30,079	—	—	30,079
ACI	58,019	—	—	58,019
Arnold	26,903	—	—	26,903
Foam Fabricators	72,708	2,661	—	75,369
Sterno	55,336	—	—	55,336
Corporate (2)	8,649	—	—	8,649
Total	$438,519	$327,484	$—	$766,003

(1)    Acquisition of businesses during the year ended December 31, 2020 includes the acquisitions of Marucci and BOA by the Company, and add on acquisitions at Foam Fabricators and Ergobaby.
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
Approximately $199.7 million of goodwill is deductible for income tax purposes at December 31, 2020.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the net carrying amount of goodwill at December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Goodwill - gross carrying amount	$823,748	$496,264
Accumulated impairment losses	(57,745)	(57,745)
Goodwill - net carrying amount	$766,003	$438,519
Intangible Assets
Intangible assets are comprised of the following (in thousands):

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Lives
Customer relationships	$548,262	$(191,142)	$357,120	$462,686	$(155,200)	$307,486	13
Technology and patents	155,392	(35,552)	119,840	80,082	(28,748)	51,334	12
Trade names, subject to amortization	358,818	(65,318)	293,500	189,183	(46,507)	142,676	16
Licensing and non-compete agreements	7,642	(7,422)	220	7,515	(7,050)	465	5
Distributor relations and other	726	(726)	—	726	(726)	—	5
	1,070,840	(300,160)	770,680	740,192	(238,231)	501,961
Trade names, not subject to amortization	59,985	—	59,985	59,985	—	59,985
In-process research and development (1)	6,500	—	6,500	—	—	—
Total intangibles, net	$1,137,325	$(300,160)	$837,165	$800,177	$(238,231)	$561,946
(1) In-process research and development is considered indefinite lived until the underlying technology becomes viable, at which point the intangible asset will be amortized over the expected useful life.
The Company’s amortization expense of intangible assets for the years ended December 31, 2020, 2019 and 2018 totaled $61.9 million, $54.2 million and $49.7 million, and respectively.
Estimated charges to amortization expense of intangible assets over the next five years, is as follows, (in thousands):

2021	$75,851
2022	$74,188
2023	$73,745
2024	$72,277
2025	$67,003
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Senior Notes bear interest at the rate of 8.000% per annum and will mature on May 1, 2026. Interest on the Senior Notes is payable in cash on May 1st and November 1st of each year. The first interest payment date on the Additional Notes was November 1, 2020. The Senior Notes are general senior unsecured obligations of the Company and are not guaranteed by the subsidiaries through which the Company currently conducts substantially all of its operations. The Senior Notes rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness, and rank senior in right of payment to all of the Company’s future subordinated

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

indebtedness, if any. The Senior Notes will be effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including the indebtedness under the Company’s credit facilities described above.
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
The following table provides the Company’s outstanding long-term debt and effective interest rates at December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020		December 31, 2019
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
Senior Notes	7.92%	$600,000	8.00%	$400,000
Revolving Credit Facility	2.13%	307,000	—	—
Unamortized premiums and debt issuance costs		(7,540)		(5,555)
Total debt		$899,460		$394,445
Less: Current portion, term loan facilities		—		—
Long-term debt		$899,460		$394,445
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

The following table summarizes debt issuance costs at December 31, 2020 and December 31, 2019, and the balance sheet classification in each of the periods presents (in thousands):

	December 31,
	2020	2019
Deferred debt issuance costs	$16,466	$13,252
Accumulated amortization	(6,121)	(3,667)
Deferred debt issuance costs, net	$10,345	$9,585

Balance sheet classification:
Other noncurrent assets	$2,805	$4,030
Long-term debt	7,540	5,555
	$10,345	$9,585

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Covenants
The Company is subject to certain customary affirmative and restrictive covenants arising under the 2018 Credit Facility. The following table reflects required and actual financial ratios as of December 31, 2020 included as part of the affirmative covenants in the 2018 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Fixed Charge Coverage Ratio	Greater than or equal to 1.50: 1.00	4.39:1.00
Total Secured Debt to EBITDA Ratio	Less than or equal to 3.50: 1.00	0.99:1.00
Total Debt to EBITDA Ratio	Less than or equal to 5.00: 1.00	3.09:1.00
A breach of any of these covenants will be an event of default under the 2018 Credit Facility. Upon the occurrence of an event of default under the 2018 Credit Facility, the 2018 Revolving Credit Facility may be terminated, and all outstanding loans and other obligations under the 2018 Credit Facility may become immediately due and payable and any letters of credit then outstanding may be required to be cash collateralized, and the Agent and the Lenders may exercise any rights or remedies available to them under the 2018 Credit Facility. Any such event would materially impair the Company’s ability to conduct its business. As of December 31, 2020, the Company was in compliance with all covenants as defined in the 2018 Credit Facility.
Letters of credit
The 2018 Credit Facility allows for letters of credit in an aggregate face amount of up to $100 million. Letters of credit outstanding at December 31, 2020 totaled $1.3 million and at December 31, 2019 totaled $3.6 million.
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
Interest expense
The following details the components of interest expense in each of the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
(in thousands)	2020	2019	2018

Interest on credit facilities	$2,164	$21,996	$32,414
Interest on Senior Notes	42,400	32,000	22,489
Unused fee on Revolving Credit Facility	1,386	1,851	1,630
Amortization of original issue discount	(222)	459	729
Unrealized (gains) losses on interest rate derivatives	—	3,486	(2,251)
Letter of credit fees	33	28	8
Other interest expense	261	285	301
Interest income	(254)	(1,889)	(75)
Interest expense, net	$45,768	$58,216	$55,245

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note J – Defined Benefit Plan
In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
During the year ended December 31, 2020, Arnold recognized a curtailment loss as a result of the termination of certain employees at the Switzerland location who were participants in the defined benefit plan. The termination of the employees resulted in a decrease in the accumulated benefit obligation liability and a curtailment loss of $0.4 million. The curtailment loss was recognized in other comprehensive income during the year ended December 31, 2020.
The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets at December 31, 2020 and 2019:

	December 31,
(in thousands)	2020	2019
Change in benefit obligation:
Benefit obligation, beginning of year	$14,854	$15,017
Service cost	571	512
Interest cost	31	132
Actuarial (gain)/loss	(63)	804
Plan amendment	(47)	—
Employee contributions and transfer	356	356
Benefits paid	(153)	(2,179)
Settlement	(1,998)	—
Plan curtailment	(921)	—
Foreign currency translation	1,395	212
Benefit obligation	$14,025	$14,854
Change in plan assets:
Fair value of assets, beginning of period	$10,108	$11,252
Actual return on plan assets	407	128
Company contribution	385	423
Employee contributions and transfer	356	356
Benefits paid	(153)	(2,179)
Settlement	(1,998)	—
Foreign currency translation	929	128
Fair value of assets	10,034	10,108
Funded status	$(3,991)	$(4,746)
The unfunded liability of $4.0 million and $4.7 million at December 31, 2020 and 2019, respectively, is recognized in the consolidated balance sheet within other non-current liabilities. Net periodic benefit cost consists of the following:

	Year ended December 31,
(in thousands)	2020	2019	2018

Service cost	$571	$512	$536
Interest cost	31	132	96
Expected return on plan assets	(84)	(135)	(156)
Amortization of unrecognized loss	232	140	197
Effect of curtailment	381	—	—
Net periodic benefit cost	$1,131	$649	$673

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions used to determine the benefit obligations and components of the net periodic benefit cost at December 31, 2020 and 2019:

	December 31,
	2020	2019

Discount rate	0.20%	0.20%
Expected return on plan assets	0.80%	0.80%
Rate of compensation increase	2.00%	1.00%
The Company considers the historical level of long-term returns and the current level of expected long-term returns for the plan assets, as well as the current and expected allocation of assets when developing its expected long-term rate of return on assets assumption. The assumptions used for the plan are based upon customary rates and practices for the location of the Company.
Arnold expects to contribute approximately $0.3 million to the defined benefit plan in 2021.
The following presents the benefit payments which are expected to be paid for the plan in each year indicated (in thousands):

2021	$1,991
2022	533
2023	448
2024	643
2025	632
Thereafter	2,762
$7,009
Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and providing adequate liquidity to meet immediate and future benefit payment requirements.
The assets of the plan are reinsured in their entirety with Swiss Life Ltd. (“Swiss Life”) within the framework of the corresponding contracts with Swiss Life Collective BVG Foundation and Swiss Life Complementary Foundation. The assets are guaranteed by the insurance company and pooled with the assets of other participating employers. The allocation of pension plan assets by category in Swiss Life’s group life portfolio is as follows at December 31, 2020:

Fixed income bonds and securities	66%
Real estate	19%
Equities and investment funds	13%
Certificates of deposit and cash and cash equivalents	1%
Other investments	1%
100%
The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at December 31, 2020 and 2019 were considered Level 3.
Note K — Stockholders' Equity
Trust Common Shares
The Trust is authorized to issue 500,000,000 Trust common shares and the Company is authorized to issue a corresponding number of LLC interests. The Company will, at all times, have the identical number of LLC interests outstanding as Trust shares. Each Trust share represents an undivided beneficial interest in the Trust, and each

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Series C Preferred Shares
On November 20, 2019, the Trust issued 4,000,000 7.875% Series C Preferred Shares (the "Series C Preferred Shares") with a liquidation preference of $25.00 per share, and on December 2, 2019, the Trust issued 600,000 of the Series C Preferred Shares which were sold pursuant to an option to purchase additional shares by the underwriters. Total proceeds from the issuance of the Series C Preferred Shares were $115.0 million, or $111.0 million net of underwriters' discount and issuance costs. Distributions on the Series C Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on January 30, 2020, at a rate per annum of 7.875%. Distributions on the Series C Preferred Shares are cumulative and at December 31, 2020, $1.0 million of Series C distributions are accumulated and unpaid. Unless full cumulative distributions on the Series C Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series C Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series C Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series C Preferred Shares. The Series C Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after January 30, 2025, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series C Preferred Shares will have no right to require the redemption of the Series C Preferred Shares and there is no maturity date.
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
Series B Preferred Shares
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018, at a rate per annum of 7.875%. Distributions on the Series B Preferred Shares are cumulative and at December 31, 2020, $1.3 million of Series B distributions are accumulated and unpaid. Unless full cumulative distributions on the Series B Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series B Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series B Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series B Preferred Shares. The Series B Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after April 30, 2028, at a price of $25.00 per

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series B Preferred Shares will have no right to require the redemption of the Series B Preferred Shares and there is no maturity date.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(“Holding Event”). The Company records distributions of the profit allocation to the Holders upon occurrence of a Sale Event or Holding Event as dividends declared on Allocation Interests to stockholders’ equity when they are approved by the Company’s board of directors.
The following is a summary of the profit allocation payments made to the Allocation Interest Holders during each of the years ended December 31, 2020 and 2019. There were no allocation payments made to the Allocation Interest Holders in 2018.
Year ended December 31, 2020
•The five-year anniversary of the acquisition of Sterno Products occurred in October 2019 which represented a Holding Event. The Company declared and paid a distribution to the Holders of $9.1 million in February 2020.
The ten-year anniversary of Liberty occurred in March 2020 which represented a Holding Event. The Holders elected to defer the distribution of $3.3 million until after the end of 2020. The ten-year anniversary of Ergo occurred in September 2020 which represented a Holding Event. The Holders elected to defer the distribution of $2.0 million until after the end of 2020.
Year ended December 31, 2019
•During the second quarter of 2019, the Company declared and paid a distribution to the Allocation Member of $8.0 million related to the sale of Manitoba Harvest and working capital settlements from prior Sale Events (refer to Note D - "Discontinued Operations").
•During the third quarter of 2019, the Company declared and paid a distribution to the Allocation Member of $43.3 million related to the sale of Clean Earth (refer to Note D - "Discontinued Operations").
•During the fourth quarter of 2019, the Company declared and paid a distribution to the Allocation Member of $9.1 million related to the deferred consideration from the Manitoba Harvest sale and the working capital settlement received from the sale of Clean Earth (refer to Note D - "Discontinued Operations").
Reconciliation of net income (loss) available to common shares of Holdings
The following table reconciles net loss attributable to Holdings to net loss attributable to the common shares of Holdings:

	Year ended December 31,
(in thousands)	2020	2019	2018

Net income (loss) from continuing operations attributable to Holdings	$22,680	$(46,315)	$(24,094)
Less: Distributions paid - Allocation Interests	9,087	60,369	—
Less: Distributions paid - Preferred Shares	23,678	15,125	12,179
Less: Accrued distributions - Preferred Shares	2,869	2,315	1,334
Net loss from continuing operations attributable to common shares of Holdings	$(12,954)	$(124,124)	$(37,607)
Earnings per share
Basic and diluted earnings per share for the fiscal year ended December 31, 2020, 2019 and 2018 is calculated as follows:

	Year ended December 31,
(in thousands, except per share data)	2020	2019	2018
Loss from continuing operations attributable to common shares of Holdings	$(12,954)	$(124,124)	$(37,607)
Less: Effect of contribution based profit—Holding Event	8,780	5,659	5,893
Loss from Holdings attributable to common shares	$(21,734)	$(129,783)	$(43,500)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income from discontinued operations attributable to Holdings	$100	$348,180	$18,392
Less: Effect of contribution based profit	—	—	—
Income from discontinued operations of Holdings attributable to common shares	$100	$348,180	$18,392

Basic and diluted weighted average common shares of Holdings outstanding	63,151	59,900	59,900

Basic and fully diluted income (loss) per common share attributable to Holdings

Continuing operations	$(0.34)	$(2.17)	$(0.73)
Discontinued operations	—	5.81	0.31
	$(0.34)	$3.64	$(0.42)
Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares:

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date
		(in thousands)
Trust Common Shares:
October 1, 2020 - December 31, 2020 (1)	$0.36	$23,364	January 15, 2020	January 22, 2021
July 1, 2020 - September 30, 2020	$0.36	$23,364	October 15, 2020	October 22, 2020
April 1, 2020 - June 30, 2020	$0.36	$23,364	July 16, 2020	July 23, 2020
January 1, 2020 - March 31, 2020	$0.36	$21,564	April 16, 2020	April 23, 2020
October 1, 2019 - December 31, 2019	$0.36	$21,564	January 16, 2020	January 23, 2020
July 1, 2019 - September 30, 2019	$0.36	$21,564	October 17, 2019	October 24, 2019
April 1, 2019 - June 30, 2019	$0.36	$21,564	July 18, 2019	July 25, 2019
January 1, 2019 - March 31, 2019	$0.36	$21,564	April 18, 2019	April 25, 2019
October 1, 2018 - December 31, 2018	$0.36	$21,564	January 17, 2019	January 24, 2019
July 1, 2018 - September 30, 2018	$0.36	$21,564	October 18, 2018	October 25, 2018
April 1, 2018 - June 30, 2018	$0.36	$21,564	July 19, 2018	July 26, 2018
January 1, 2018 - March 31, 2018	$0.36	$21,564	April 19, 2018	April 26, 2018

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series A Preferred Shares:
October 30, 2020 - January 29, 2021 (1)	$0.453125	$1,813	January 15, 2021	January 30, 2021
July 30, 2020 - October 29, 2020	$0.453125	$1,813	October 15, 2020	October 30, 2020
April 30, 2020 - July 29, 2020	$0.453125	$1,813	July 15, 2020	July 30, 2020
January 30, 2020 - April 29, 2020	$0.453125	$1,813	April 15, 2020	April 30, 2020
October 30, 2019 - January 29, 2020	$0.453125	$1,813	January 15, 2020	January 30, 2020
July 30, 2019 - October 29, 2019	$0.453125	$1,813	October 15, 2019	October 30, 2019
April 30, 2019 - July 29, 2019	$0.453125	$1,813	July 15, 2019	July 30, 2019
January 30, 2019 - April 29, 2019	$0.453125	$1,813	April 15, 2019	April 30, 2019
October 30, 2018 - January 29, 2019	$0.453125	$1,813	January 15, 2019	January 30, 2019
July 30, 2018 - October 29, 2018	$0.453125	$1,813	October 15, 2018	October 30, 2018
April 30, 2018 - July 29, 2018	$0.453125	$1,813	July 16, 2018	July 30, 2018
January 30, 2018 - April 29, 2018	$0.453125	$1,813	April 15, 2018	April 30, 2018

Series B Preferred Shares:
October 30, 2020 - January 29, 2021 (1)	$0.4921875	$1,969	January 15, 2021	January 30, 2021
July 30, 2020 - October 29, 2020	$0.4921875	$1,969	October 15, 2020	October 30, 2020
April 30, 2020 - July 29, 2020	$0.4921875	$1,969	July 15, 2020	July 30, 2020
January 30, 2020 - April 29, 2020	$0.4921875	$1,969	April 15, 2020	April 30, 2020
October 30, 2019 - January 29, 2020	$0.4921875	$1,969	January 15, 2020	January 30, 2020
July 30, 2019 - October 29, 2019	$0.4921875	$1,969	October 15, 2019	October 30, 2019
April 30, 2019 - July 29, 2019	$0.4921875	$1,969	July 15, 2019	July 30, 2019
January 30, 2019 - April 29, 2019	$0.4921875	$1,969	April 15, 2019	April 30, 2019
October 30, 2018 - January 29, 2019	$0.4921875	$1,969	January 15, 2019	January 30, 2019
July 30, 2018 - October 29, 2018	$0.4921875	$1,969	October 15, 2018	October 30, 2018
March 13, 2018 - July 29, 2018	$0.74	$2,960	July 16, 2018	July 30, 2018

Series C Preferred Shares:
October 30, 2020 - January 29, 2021 (1)	$0.4921875	$2,264	January 15, 2021	January 30, 2021
July 30, 2020 - October 29, 2020	$0.4921875	$2,264	October 15, 2020	October 30, 2020
April 30, 2020 - July 29, 2020	$0.4921875	$2,264	July 15, 2020	July 30, 2020
January 30, 2020 - April 29, 2020	$0.4921875	$2,264	April 15, 2020	April 30, 2020
November 20, 2019 - January 29, 2020	$0.38281	$1,531	January 15, 2020	January 30, 2020
(1) This distribution was     declared on January 4, 2021.
Note L — Income Taxes
Compass Diversified Holdings and Compass Group Diversified Holdings LLC are classified as partnerships for U.S. Federal income tax purposes and are not subject to income taxes. Each of the Company’s majority owned subsidiaries are subject to Federal, state and in some cases, foreign income taxes.
Components of the Company's pretax income (loss) before taxes are as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018

Domestic (including U.S. exports)	$45,649	$(38,195)	$(23,984)
Foreign subsidiaries	(1,658)	12,164	15,573
	$43,991	$(26,031)	$(8,411)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of the Company’s income tax provision (benefit) are as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018

Current taxes
Federal	$10,200	$7,985	$6,449
State	2,671	2,319	1,436
Foreign	4,804	4,984	4,835
Total current taxes	17,675	15,288	12,720
Deferred taxes:
Federal	1,361	(1,234)	(483)
State	621	937	(478)
Foreign	(2,763)	(249)	(1,293)
Total deferred taxes	(781)	(546)	(2,254)
Total tax provision	$16,894	$14,742	$10,466
The tax effects of temporary differences that have resulted in the creation of deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are as follows:

	December 31,
(in thousands)	2020	2019

Deferred tax assets:
Tax credits	$4,431	$4,584
Accounts receivable and allowances	2,050	2,501
Net operating loss carryforwards	32,271	26,186
Accrued expenses	6,108	5,683
Interest expense limitation carryforwards	2,079	9,348
Other	37,932	31,955
Total deferred tax assets	$84,871	$80,257
Valuation allowance (1)	(7,012)	(8,099)
Net deferred tax assets	$77,859	$72,158
Deferred tax liabilities:
Intangible assets	$(115,453)	$(64,870)
Property and equipment	(22,242)	(18,188)
Repatriation of foreign earnings	(37)	(38)
Prepaid and other expenses	(23,668)	(22,101)
Total deferred tax liabilities	$(161,400)	$(105,197)
Total net deferred tax liability	$(83,541)	$(33,039)

(1)Primarily relates to the 5.11 and Arnold operating segments.
For the years ending December 31, 2020 and 2019, the Company recognized approximately $161.4 million and $105.2 million, respectively in deferred tax liabilities. A significant portion of the balance in deferred tax liabilities reflects temporary differences in the basis of property and equipment and intangible assets related to the Company’s purchase accounting adjustments in connection with the acquisition of certain of its businesses. For financial accounting purposes the Company has recognized a significant increase in the fair values of the intangible assets and property and equipment in certain of the businesses it acquired. For income tax purposes the existing, pre-acquisition tax basis of the intangible assets and property and equipment is utilized. In order to reflect the increase in the financial accounting basis over the existing tax basis, a deferred tax liability was recorded. This

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liability will decrease in future periods as these temporary differences reverse but may be replaced by deferred tax liabilities generated as a result of future acquisitions.
A valuation allowance relating to the realization of foreign net operating losses, domestic and foreign tax credits and the limitation on the deduction of interest expense of $7.0 million was provided at December 31, 2020 and a valuation allowance related to the realization of foreign net operating losses, domestic and foreign tax credits and the limitation on the deduction of interest expense of $8.1 million was provided at December 31, 2019. A valuation allowance is provided whenever it is more likely than not that some or all of deferred assets recorded may not be realized.
The reconciliation between the Federal Statutory Rate and the effective income tax rate for 2020, 2019 and 2018 are as follows:

	Year ended December 31,
	2020	2019	2018
United States Federal Statutory Rate	21.0%	(21.0)%	(21.0)%
State income taxes (net of Federal benefits)	6.0	10.6	9.7
Foreign income taxes	3.8	2.5	10.5
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	9.1	39.4	90.6
Impact of subsidiary employee stock options	1.0	0.5	(0.6)
Non-deductible acquisition costs	1.2	—	—
Impairment expense	—	21.7	—
Non-recognition of various carryforwards at subsidiaries	(2.5)	4.6	11.6
Utilization of tax credits	(0.7)	(7.7)	(5.2)
Effect of Tax Act - GILTI tax	(0.5)	5.6	20.6
Effect of Tax Act - remeasurement of deferred tax assets and liabilities	—	—	0.2
Effect of Tax Act - transition tax on non-U.S. subsidiaries' earnings	—	—	4.2
Other	—	0.4	3.8
Effective income tax rate	38.4%	56.6%	124.4%

(1)The effective income tax rate for each of the years presented includes losses at the Company’s parent, which is taxed as a partnership.

A reconciliation of the amount of unrecognized tax benefits for 2020, 2019 and 2018 are as follows (in thousands):

Balance at January 1, 2018	$1,036
Additions for current years’ tax positions	50
Additions for prior years’ tax positions	4
Reductions for prior years’ tax positions	(18)
Balance at December 31, 2018	$1,072
Additions for current years’ tax positions	83
Additions for prior years’ tax positions	27
Reductions for expiration of statute of limitations	(57)
Balance at December 31, 2019	$1,125
Additions for current years’ tax positions	63
Additions for prior years’ tax positions	428
Reductions for prior years' tax positions	(73)
Reductions for expiration of statute of limitations	(98)
Balance at December 31, 2020	$1,445

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the unrecognized tax benefits at December 31, 2020 and 2019 is $1.2 million and $1.1 million, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate. The Company accrues interest and penalties related to uncertain tax positions. The amounts accrued at December 31, 2020, 2019 and 2018 are not material to the Company. Such amounts are included in the provision (benefit) for income taxes in the accompanying consolidated statements of operations. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, we do not expect the change to have a significant impact on the consolidated results of operations or financial position.
Each of the Company’s businesses file U.S. Federal, state and foreign income tax returns in multiple jurisdictions with varying statutes of limitations. The 2016 through 2020 tax years generally remain subject to examinations by the taxing authorities.
Note M — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2020 and 2019 (in thousands):

	Fair Value Measurements at December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(435)	$—	$—	$(435)
Contingent consideration - acquisitions (2)	$(1,350)	$—	$—	$(1,350)
Total recorded at fair value	$(1,785)	$—	$—	$(1,785)
(1)Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition in 2010 and the 5.11 acquisition in 2016.
(2)Represents potential earn-out payable as additional purchase price consideration by Foam Fabricators in connection with the acquisition of Polyfoam.

	Fair Value Measurements at December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(111)	$—	$—	$(111)
Total recorded at fair value	$(111)	$—	$—	$(111)
(1)Represents put options issued to noncontrolling shareholders in connection with the Liberty acquisition in 2010 and the 5.11 acquisition in 2016.
A reconciliation of the change in the carrying value of the Company’s Level 3 fair value measurements is as follows:

	Year ended December 31,
(in thousands)	2020	2019

Balance at January 1st	$(111)	$(4,547)
Contingent consideration - Polyfoam	(1,350)	—
(Increase) decrease in the fair value of put option of noncontrolling shareholders - Liberty	(264)	72
(Increase) in the fair value of put option of noncontrolling shareholder - 5.11	(60)	(10)
Adjustment to Ravin contingent consideration	—	(2,022)
Payment of contingent consideration - Ravin	—	6,396
Balance at December 31st	$(1,785)	$(111)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Contingent Consideration
For certain acquisition of businesses that the Company or its subsidiaries make, a portion of the acquisition price will be contingent consideration. The following is a summary of the contingent consideration arrangements entered into by the Company's subsidiaries in the prior three years and the valuation methodologies:
•Foam Fabricators entered into a contingent consideration arrangement in connection with their purchase of Polyfoam in July 2020. The purchase price of Polyfoam includes a potential earn-out of $1.4 million if Polyfoam achieves certain financial metrics.
•Velocity Outdoor entered into a contingent consideration arrangement in connection with their purchase of Ravin Crossbows in September 2018. The purchase price of Ravin included a potential earn-out of up to $25.0 million based on gross profit levels for the trailing twelve month period ending December 31, 2018. The fair value of the contingent consideration was estimated at $4.7 million at acquisition date and was calculated using a risk-adjusted option pricing model. The earnout was adjusted to $4.3 million at December 31, 2018 based on actual results to date. The earnout was adjusted to $6.4 million and paid during the year ended December 31, 2019.
Senior Notes
The Company's Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	December 31, 2020
	Maturity Date	Rate		Carrying Value	Fair Value
Senior Notes	May 1, 2026	8.000%	2	$600,000	$630,000

Nonrecurring Fair Value Measurements
The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2019. Refer to "Note H – Goodwill and Intangible Assets", for a description of the valuation techniques used to determine fair value of the assets measured on a non-recurring basis in the table below. There were no assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2020 and 2018.

					Expense
	Fair Value Measurements at December 31, 2019				Year ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	December 31, 2019
Goodwill - Velocity Outdoor	$30,079	—	—	$30,079	$32,881

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note N — Noncontrolling Interest
Noncontrolling interest represents the portion of a majority-owned subsidiary’s net income and equity that is owned by noncontrolling shareholders.
The following tables reflect the Company’s percentage ownership of its businesses, as of December 31, 2020, 2019 and 2018 and related noncontrolling interest balances as of December 31, 2020 and 2019:

	% Ownership (1) December 31, 2020		% Ownership (1) December 31, 2019		% Ownership (1) December 31, 2018
	Primary	Fully Diluted	Primary	Fully Diluted	Primary	Fully Diluted
5.11	97.6	88.1	97.6	88.9	97.5	88.7
BOA	81.9	74.8	N/a	N/a	N/a	N/a
Ergobaby	81.4	72.6	81.9	75.8	81.9	76.4
Liberty	91.2	86.0	91.2	86.0	88.6	85.2
Marucci	92.2	83.8	N/a	N/a	N/a	N/a
Velocity	99.3	88.0	99.3	93.9	99.2	91.0
ACI	71.8	67.6	69.4	65.4	69.4	69.2
Arnold	96.7	81.1	96.7	80.2	96.7	79.4
Foam Fabricators	100.0	91.5	100.0	91.5	100.0	91.5
Sterno	100.0	88.5	100.0	88.5	100.0	88.9

(1)The principal difference between primary and fully diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective business.

	Noncontrolling Interest Balances
(in thousands)	December 31, 2020	December 31, 2019
5.11	$14,567	$12,056
BOA	61,625	—
Ergobaby	27,408	27,036
Liberty	3,836	2,936
Marucci	11,386	—
Velocity	4,077	2,506
ACI	(7,175)	3,670
Arnold	1,117	1,255
Foam Fabricators	2,901	1,873
Sterno	282	(884)
Allocation Interests	100	100
	$120,124	$50,548

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note O — Supplemental Data
Supplemental Balance Sheet Data (in thousands):

Summary of accrued expenses:	December 31,
	2020	2019

Accrued payroll and fringes	$40,339	$26,274
Accrued taxes	14,646	10,025
Income taxes payable	6,576	3,543
Accrued interest	8,259	5,812
Accrued rebates	5,592	6,871
Warranty payable	2,390	1,583
Accrued inventory	40,461	32,471
Other accrued expenses	33,864	22,189
Total	$152,127	$108,768

Warranty liability	Year ended December 31,
	2020	2019

Beginning balance	$1,583	$1,624
Accrual	3,772	2,238
Warranty payments	(3,614)	(2,279)
Other (1)	649	—
Ending balance	$2,390	$1,583
(1) Represents warranty liabilities of acquired businesses.

Supplemental Statement of Operations Data (in thousands):

Other income (expense), net	Year ended December 31,
	2020	2019	2018
Foreign currency gain (loss)	$170	$46	$(5,355)
Gain (loss) on sale of capital assets	(1,882)	(1,730)	(158)
Other income (expense)	(908)	(501)	368
	$(2,620)	$(2,185)	$(5,145)
Supplemental Cash Flow Statement Data (in thousands):

	Year ended December 31,
	2020	2019	2018

Interest paid	$42,774	$57,904	$51,298
Taxes paid	$14,486	$19,225	$14,002
Investments
Arnold Joint Venture
Arnold is a 50% partner in a China rare earth mine-to-magnet joint venture. Arnold accounts for its activity in the joint venture utilizing the equity method of accounting. Gains and losses from the joint venture were not material for the years ended December 31, 2020, 2019 and 2018.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foam Fabricators
In September 2020, Foam Fabricators invested $3.6 million in Rational Packaging, LLC, a designer and manufacturer of recyclable, paperboard-based structural packaging components. The investment will be accounted for as an equity method investment. Gains and losses from the investment were not material for the year ended December 31, 2020.
Note P — Commitments and Contingencies
Leases
Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases ("Topic 842"). The new standard requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The reported results for reporting periods after January 1, 2019 are presented under the new lease guidance while prior period amounts were prepared under the previous lease guidance.
The new standard provided a number of optional practical expedients in transition. The Company elected to use the package of practical expedients that allowed us to not reassess: (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. We additionally elected to use the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component and the practical expedient pertaining to land easements. In addition, the new standard provides for an accounting election that permits a lessee to elect not to apply the recognition requirements of Topic 842 to short-term leases by class of underlying asset. The Company adopted this accounting election for all classes of assets.
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
The Company and its subsidiaries lease office and manufacturing facilities, computer equipment and software under various operating arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics.  The variable lease expense has not been material on a historic basis and no amount was incurred during the year ending December 31, 2020.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maturities of lease liabilities at December 31, 2020 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

2021	$31,339
2022	28,746
2023	21,827
2024	17,720
2025	14,479
Thereafter	32,260
Total undiscounted lease payments	$146,371
Less: Interest	38,919
Present value of lease liabilities	$107,452
The Company’s rent expense for the fiscal years ended December 31, 2020, 2019 and 2018 totaled $30.9 million, $26.8 million and $24.6 million, respectively.
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
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows:

Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)	5.78	6.49
Weighted-average discount rate	7.55%	7.81%
Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	December 31, 2020	December 31, 2019

Operating lease right-of-use assets	Other non-current assets	$100,366	$92,355
Current portion, operating lease liabilities	Other current liabilities	$23,397	$18,892
Operating lease liabilities	Other non-current liabilities	$84,055	$76,955
Supplemental cash flow information related to leases was as follows (in thousands):

	Year ended December 31, 2020	Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35,302	$25,077
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$10,543	$18,146

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Note Q — Related Party Transactions
The Company has entered into related party transactions with its Manager, CGM, including the following:
•Management Services Agreement
•LLC Agreement
•Integration Services Agreements
•Cost Reimbursement and Fees
Management Services Agreement
The Company entered into a MSA with CGM effective May 16, 2006, as amended. Our Chief Executive Officer is a partner of CGM. The MSA provides for, among other things, CGM to perform services for the Company in exchange for a management fee paid quarterly and equal to 0.5% of the Company’s adjusted net assets, as defined in the MSA. The management fee is required to be paid prior to the payment of any distributions to shareholders.
Pursuant to the MSA, CGM is entitled to enter into off-setting management service agreements with each of the operating segments. The amount of the fee is negotiated between CGM and the operating management of each segment and is based upon the value of the services to be provided. The fees paid directly to CGM by the segments offset on a dollar for dollar basis the amount due CGM by the Company under the MSA. Concurrent with the June 2019 sale of Clean Earth (refer to Note D - Discontinued Operations) CGM agreed to waive the management fee on cash balances held at the Company, commencing with the quarter ended June 30, 2019 and continuing until the quarter during which the Company next borrows under the 2018 Revolving Credit Facility. In March 2020, as a proactive measure to provide the Company with additional cash liquidity in light of the COVID-19 pandemic, the Company elected to draw down $200 million on our 2018 Revolving Credit Facility. The Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the Company as of March 31, 2020. In addition, due to the unprecedented uncertainty as a result of the COVID-19 pandemic, CGM agreed to waive 50% of the management fee calculated at June 30, 2020 that was paid in July 2020. Further, for the third quarter of 2020, the Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the Company as of September 30, 2020. CGM has also entered into a waiver of the MSA for a period through December 31, 2021 to receive a 1% annual management fee related to BOA, rather than the 2% called for under the MSA. Additionally, during the third quarter of 2018, CGM waived $0.6 million in management fees attributable to the assets acquired in September related to the acquisitions by Velocity Outdoor.
During the current year, the Company paid CGM $0.1 million representing the management fee due from Arnold at December 31, 2020. At December 31, 2020, Arnold has accrued $0.1 million due to the Company to reimburse us for the management fee paid on their behalf.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2020, 2019 and 2018, the Company incurred the following management fees to CGM, by entity:

	Year ended December 31,
(in thousands)	2020	2019	2018

5.11	$1,000	$1,000	$1,000
BOA	250	N/a	N/a
Ergobaby	500	500	500
Liberty	500	500	500
Marucci	347	N/a	N/a
Velocity	500	500	500
Advanced Circuits	500	500	500
Arnold	500	500	500
Foam Fabricators	750	750	658
Sterno	500	500	500
Corporate	29,402	32,280	38,785
	$34,749	$37,030	$43,443
Approximately $10.2 million and $8.0 million of the management fees incurred were unpaid as of December 31, 2020 and 2019, respectively, and are reflected in Due to related party on the consolidated balance sheets.
LLC Agreement
The LLC agreement gives Holders the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Holders are entitled to receive and as such can elect to receive the positive contribution-based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (Holding Event) and upon the sale of the business (Sale Event). Holders received $9.1 million and $60.4 million in distributions related to Sale and Holding Events that occurred during 2020 and 2019, respectively. Refer to "Note K - Stockholders' Equity" for a description of the profit allocation payments. There were no allocation payments made to the Allocation Interest Holders in 2018.
Certain persons who are employees and partners of the Manager, including the Company’s Chief Executive Officer, beneficially own (through Sostratus LLC) 45.0% of the Allocation Interests at December 31, 2020 and 50.0% at December 31, 2019. Of the remaining 55.0% at December 31, 2020 and 50.0% at December 31, 2019, 5.0% is held by CGI Diversified Holdings LP, 5.0% is held by the Chairman of the Company’s Board of Directors, and the remaining percentage of Allocation Interests are held by the former founding partners of the Manager.
Integrations Services Agreements
BOA, which was acquired in October 2020, entered into an Integration Services Agreement ("ISA") with CGM whereby BOA will pay CGM $4.4 million quarterly over a twelve month period as services are rendered, beginning in the quarter ended December 31, 2020. Marucci Sports, which was acquired in April 2020, entered into an ISA with CGM whereby Marucci will pay integration service fees of $2.0 million payable quarterly over a twelve month period as services are rendered beginning in the quarter ended September 30, 2020. Under the ISAs, CGM provides services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act of 2002, as amended, and align the acquired entity's policies and procedures with our other subsidiaries.
Foam Fabricators, which was acquired in 2018 and Velocity Outdoor, which was acquired in 2017 each entered into an ISA with CGM. Velocity Outdoor paid CGM a total of $1.5 million in integration services fees, with $0.75 million paid in 2018. Foam Fabricators paid CGM $2.3 million over the term of the ISA, ($2.0 million in integration service fees in 2018 and $0.3 million in 2019). During the years ended December 31, 2020, 2019 and 2018, CGM received $2.1 million, $0.3 million, and $2.7 million, respectively, in total integration service fees. Integration service fees are included in selling, general and administrative expense on the subsidiaries' statement of operations in the period in which they are incurred.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost Reimbursement and Fees
The Company reimbursed its Manager, CGM, approximately $5.2 million, $5.6 million, and $4.1 million, principally for occupancy and staffing costs incurred by CGM on the Company’s behalf during the years ended December 31, 2020, 2019 and 2018, respectively.
The Company and its businesses have the following significant related party transactions:
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the years ended December 31, 2020, 2019 and 2018, 5.11 purchased approximately $2.7 million, $4.4 million, and $5.0 million, respectively, in inventory from the vendor.
BOA
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA purchased approximately $6.7 million in parts from this supplier from October 16, 2020 (date of acquisition) through December 31, 2020.
Liberty
Related Party Vendor Purchases - Liberty purchases inventory raw materials from a vendor who is a related party to Liberty through an executive officer of Liberty via the employment of family members at the vendor. During the years ended December 31, 2020, 2019 and 2018, Liberty purchased approximately $0.6 million, $0.5 million and $2.1 million, respectively, in raw materials from the vendors.
ACI
In November 2020, the Company completed a recapitalization of ACI whereby the Company entered into an amendment to the intercompany loan agreement with ACI (the "ACI Loan Agreement"). The ACI Loan Agreement was amended to (i) provide for term loan borrowings of $48.8 million to fund the repurchase of shares from an existing shareholder and to fund a distribution to shareholders, and ii) extend the maturity dates of the term loans, and termination date of the revolving loan commitment. In connection with the recapitalization, ACI repurchased 47,870 shares of ACI capital stock, and distributed $42.8 million to shareholders. The Company owned 71.8% of the outstanding shares of ACI on the date of the distribution and received $30.7 million. The remaining amount of the distribution went to minority shareholders.
Sterno
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

would have been available only to common shareholders as a separate class of securities in calculating earnings per share; therefore, the sum of the quarters will not equal to the full year per share amount.

(in thousands)	December 31, 2020 (1)	September 30, 2020 (1)	June 30, 2020 (1)	March 31, 2020
Total revenues	$474,778	$418,903	$333,627	$333,449
Gross profit	172,106	153,784	117,403	119,488
Operating income	31,950	35,867	13,453	13,563
Income (loss) from continuing operations	8,780	20,803	(7,366)	4,880
Gain on sale of discontinued operations, net of tax	—	100	—	—
Net income (loss) attributable to Holdings	$8,366	$19,186	$(8,437)	$3,665

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(0.06)	$0.08	$(0.30)	$(0.26)
Discontinued operations	—	—	—	—
Basic and fully diluted income (loss) per share attributable to Holdings	$(0.06)	$0.08	$(0.30)	$(0.26)
(1) The quarters ended June 30, 2020, September 30, 2020 and December 31, 2020 include operating results from Marucci, which the Company acquired on April 20, 2020. The quarter ended December 31, 2020 includes the operating results from BOA, which the Company acquired on October 16, 2020.

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
(3) The Company sold its Manitoba Harvest operating segment in the first quarter of 2019, recording a gain on sale of $121.7 million.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in thousands)	Balance at beginning of Year	Charge to costs and expense	Other (1)	Deductions	Balance at end of Year
Sales allowance accounts - 2020	$14,800	$7,035	$1,221	$4,736	$18,320
Sales allowance accounts - 2019	$11,882	$7,259	$—	$4,341	$14,800
Sales allowance accounts - 2018	$9,395	$3,779	$2,965	$4,257	$11,882

Valuation allowance for deferred tax assets - 2020	$8,099	$606	$60	$1,753	$7,012
Valuation allowance for deferred tax assets - 2019	$6,904	$1,195	$—	$—	$8,099
Valuation allowance for deferred tax assets - 2018	$5,912	$1,108	$—	$116	$6,904

(1)Represents opening allowance balances related to acquisitions made during the period indicated.

S-1

INDEX TO EXHIBITS

Exhibit Number	Description
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

99.9
Agreement and Plan of Merger, dated as of March 6, 2020, among Marucci Sports, LLC, Wheelhouse Holdings, Inc., Wheelhouse Holdings Merger Sub LLC and Wheelhouse 2020 LLC (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on March 9, 2020 (File No. 001-34927))

99.10
Agreement and Plan of Merger, among Reel Holding Corp., BOA Parent Inc., BOA Merger Sub Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 99.3 of the Form 8-K filed on September 22, 2020 (File No. 001-34927))

99.11
First Amendment to Agreement and Plan of Merger, dated October 16, 2020, among Reel Holding Corp., BOA Parent Inc., BOA Merger Sub Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 99.2 of the Form 8-K filed on October 19, 2020 (File No. 001-34927))

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