Form 10-Q
period 2021-03-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2021-04-29
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of April 29, 2021, there were 64,900,000 Trust common shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2021

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
•the "Manager" refer to Compass Group Management LLC ("CGM");
•the "Trust Agreement" refer to the Second Amended and Restated Trust Agreement of the Trust dated as of December 6, 2016;
•the "2021 Credit Facility" refer to the second amended and restated credit agreement entered into on March 23, 2021 among the Company, the Lenders from time to time party thereto (the "Lenders"), Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the "agent") and other agents party thereto;
•the "2021 Revolving Credit Facility" refers to the $600 million in revolving loans, swing line loans and letters of credit provided by the 2021 Credit Facility that matures in 2026;
•the "2018 Credit Facility" refer to the amended and restated credit agreement entered into on April 18, 2018 among the Company, the Lenders from time to time party thereto (the "Lenders"), Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the "agent") and other agents party thereto, as further amended;
•the "2018 Revolving Credit Facility" refers to the $600 million in revolving loans, swing line loans and letters of credit provided by the 2018 Credit Facility;
•the "2018 Term Loan" refer to the $500 million term loan provided by the 2018 Credit Facility;
•the "LLC Agreement" refer to the fifth amended and restated operating agreement of the Company dated as of December 6, 2016; and
•"we," "us" and "our" refer to the Trust, the Company and the businesses together.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, contains both historical and forward-looking statements. We may, in some cases, use words such as "project," "predict," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could," "potentially," "may," or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. All statements other than statements of historical or current fact are “forward-looking statements” for purposes of federal and state securities laws. Forward looking statements include, among other things, (i) statements as to our future performance or liquidity, such as expectations for our results of operation, net income, adjusted EBITDA, and ability to make quarterly distributions and (ii) our plans, strategies and objectives for future operations, including our planned capital expenditures. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the SEC, including, but not limited to, those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the United States Securities and Exchange Commission (“SEC”) on February 24, 2021, as such factors may be updated from time to time in our periodic filings with the SEC. Many of which these risks and uncertainties . Important factors that could cause our actual results, performance and achievements to differ materially from those estimates or projections contained in our forward-looking statements include, among other things:
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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
(in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,193	$70,744
Proceeds deposited with Trustee (refer to Note H)	647,688	—
Accounts receivable, net	242,471	232,507
Inventories, net	384,300	363,373
Prepaid expenses and other current assets	43,344	41,743
Total current assets	1,380,996	708,367
Property, plant and equipment, net	177,307	172,669
Goodwill	786,345	766,003
Intangible assets, net	820,658	837,165
Other non-current assets	125,858	114,314
Total assets	$3,291,164	$2,598,518

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$102,325	$101,671
Accrued expenses	159,603	152,127
Due to related party	10,548	10,238
Current portion, long-term debt (refer to Note H)	600,000	—
Other current liabilities	31,941	30,679
Total current liabilities	904,417	294,715
Deferred income taxes	85,256	83,541
Long-term debt	986,059	899,460
Other non-current liabilities	104,588	100,654
Total liabilities	2,080,320	1,378,370

Commitments and contingencies

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 12,600 shares issued and outstanding at March 31, 2021 and December 31, 2020
Series A preferred shares, no par value; 4,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	96,417	96,417
Series B preferred shares, no par value; 4,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	96,504	96,504
Series C preferred shares, no par value; 4,600 shares issued and outstanding at March 31, 2021 and December 31, 2020	110,997	110,997
Trust common shares, no par value, 500,000 authorized; 64,900 shares issued and outstanding at March 31, 2021 and December 31, 2020	1,008,564	1,008,564
Accumulated other comprehensive loss	(974)	(1,456)
Accumulated deficit	(226,631)	(211,002)
Total stockholders’ equity attributable to Holdings	1,084,877	1,100,024
Noncontrolling interest	125,967	120,124
Total stockholders’ equity	1,210,844	1,220,148
Total liabilities and stockholders’ equity	$3,291,164	$2,598,518
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2021	2020
Net revenues	$461,596	$333,449
Cost of revenues	274,747	213,961
Gross profit	186,849	119,488
Operating expenses:
Selling, general and administrative expense	110,968	83,800
Management fees	11,048	8,620
Amortization expense	18,599	13,505
Operating income	46,234	13,563
Other income (expense):
Interest expense, net	(13,805)	(8,597)
Amortization of debt issuance costs	(686)	(525)
Other income (expense), net	(2,227)	661
Income before income taxes	29,516	5,102
Provision for income taxes	7,520	222
Net income	21,996	4,880
Less: Net income attributable to noncontrolling interest	3,002	1,215
Net income attributable to Holdings	$18,994	$3,665

Basic income (loss) per common share attributable to Holdings (refer to Note I)	$0.01	$(0.26)

Basic weighted average number of shares of common shares outstanding	64,900	59,900

Cash distributions declared per Trust common share (refer to Note I)	$0.36	$0.36

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
(in thousands)	2021	2020

Net income	$21,996	$4,880
Other comprehensive income (loss)
Foreign currency translation adjustments	(281)	(2,118)
Pension benefit liability, net	763	594
Other comprehensive income (loss)	482	(1,524)
Total comprehensive income, net of tax	22,478	3,356
Less: Net income attributable to noncontrolling interests	3,002	1,215
Less: Other comprehensive income (loss) attributable to noncontrolling interests	2	(17)
Total comprehensive income attributable to Holdings, net of tax	$19,474	$2,158

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares			Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Total Stockholders’ Equity
	Series A	Series B	Series C
Balance — January 1, 2020	$96,417	$96,504	$110,997	$924,680	$(109,338)	$(3,933)	$1,115,327	$50,548	$1,165,875
Net income	—	—	—	—	3,665	—	3,665	1,215	4,880
Total comprehensive loss, net	—	—	—	—	—	(1,524)	(1,524)	—	(1,524)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	2,055	2,055
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	73	73
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(83)	(83)
Distributions paid - Allocation interests	—	—	—	—	(9,087)	—	(9,087)	—	(9,087)
Distributions paid - Trust Common Shares	—	—	—	—	(21,564)	—	(21,564)	—	(21,564)
Distributions paid - Trust Preferred Shares	—	—	—	—	(5,542)	—	(5,542)	—	(5,542)
Balance — March 31, 2020	$96,417	$96,504	$110,997	$924,680	$(141,866)	$(5,457)	$1,081,275	$53,808	$1,135,083

Balance — January 1, 2021	$96,417	$96,504	$110,997	$1,008,564	$(211,002)	$(1,456)	$1,100,024	$120,124	$1,220,148
Net income	—	—	—	—	18,994	—	18,994	3,002	21,996
Total comprehensive income, net	—	—	—	—	—	482	482	—	482
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	2,771	2,771
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	70	70
Distributions paid - Allocation Interests	—	—	—	—	(5,214)	—	(5,214)	—	(5,214)
Distributions paid - Trust Common Shares	—	—	—	—	(23,364)	—	(23,364)	—	(23,364)
Distributions paid - Trust Preferred Shares	—	—	—	—	(6,045)	—	(6,045)	—	(6,045)
Balance — March 31, 2021	$96,417	$96,504	$110,997	$1,008,564	$(226,631)	$(974)	$1,084,877	$125,967	$1,210,844
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$21,996	$4,880
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	9,505	8,301
Amortization expense	18,599	13,505
Amortization of debt issuance costs and premium	603	525
Noncontrolling stockholder stock based compensation	2,771	2,055
Provision for receivable and inventory reserves	3,501	883
Deferred taxes	1,561	(2,692)
Other	9	(515)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,239)	6,695
Inventories	(20,077)	11,773
Other current and non-current assets	(3,938)	(999)
Accounts payable and accrued expenses	10,100	(10,425)
Cash provided by operating activities	36,391	33,986
Cash flows from investing activities:
Acquisitions, net of cash acquired	(34,257)	—
Purchases of property and equipment	(7,705)	(6,603)
Other investing activities	(305)	(43)
Cash used in investing activities	(42,267)	(6,646)
Cash flows from financing activities:
Borrowings under credit facility	143,000	200,000
Repayments under credit facility	(445,000)	—
Proceeds from issuance of Senior Notes	1,000,000	—
Proceeds deposited with Trustee - redemption of Senior Notes	(647,688)	—
Distributions paid - common shares	(23,364)	(21,564)
Distributions paid - preferred shares	(6,045)	(5,542)
Distributions paid - allocation interests	(5,214)	(9,087)
Net proceeds provided by noncontrolling shareholders	70	73
Purchase of noncontrolling interest	—	(83)
Debt issuance costs	(17,158)	—
Other	(94)	588
Net cash (used in) provided by financing activities	(1,493)	164,385
Foreign currency impact on cash	(182)	(1,026)
Net (decrease) increase in cash and cash equivalents	(7,551)	190,699
Cash and cash equivalents — beginning of period	70,744	100,314
Cash and cash equivalents — end of period	$63,193	$291,013

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2021

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
The Company is a controlling owner of ten businesses, or reportable operating segments, at March 31, 2021. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Liberty Safe and Security Products, Inc. ("Liberty Safe" or "Liberty"), Marucci Sports, LLC ("Marucci Sports" or "Marucci"), Velocity Outdoor, Inc. (formerly Crosman Corp.) ("Velocity Outdoor" or "Velocity"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold"), FFI Compass, Inc. (formerly "Foam Fabricators") ("Altor Solutions" or "Altor"), and The Sterno Group, LLC ("Sterno"). Refer to Note E - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability company ("CGM" or the "Manager"), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a Management Services Agreement ("MSA").
Basis of Presentation
The condensed consolidated financial statements for the three month periods ended March 31, 2021 and March 31, 2020 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Consolidation
The condensed consolidated financial statements include the accounts of Holdings and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Seasonality
Earnings of certain of our operating segments are seasonal in nature due to various recurring events, holidays and seasonal weather patterns, as well as the timing of our acquisitions during a given year. Historically, the third and fourth quarters produce the highest net sales during our fiscal year.
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. The guidance was effective for fiscal years and interim periods beginning after December 15, 2020 and early adoption is permitted. The adoption of this guidance on January 1, 2021 did not have a material impact on our consolidated financial statements.

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
The Company made loans to, and purchased a 92.2% equity interest in, Marucci. The purchase price, including proceeds from noncontrolling shareholders and net of transaction costs, was $198.9 million. Marucci management and certain existing shareholders invested in the Transaction along with the Company, representing 7.8% initial noncontrolling interest on both a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of Marucci. CGM will receive integration service fees of $2.0 million payable quarterly over a twelve month period as services are rendered which payments began in the quarter ended September 30, 2020. The Company incurred $2.0 million of transaction costs in conjunction with the Marucci acquisition, which was included in selling, general and administrative expense in the consolidated statements of operations during the second quarter of 2020.
The results of operations of Marucci have been included in the consolidated results of operations since the date of acquisition. Marucci's results of operations are reported as a separate operating segment as a branded consumer business. The table below provides the recording of assets acquired and liabilities assumed as of the date of acquisition.

(in thousands)	Final Purchase Price Allocation
Assets
Cash	2,730
Accounts Receivable (1)	11,471
Inventory (2)	14,481
Property, plant and equipment (3)	10,307
Intangible assets	100,211
Goodwill	68,170
Other current and noncurrent assets	2,208
Total Assets	209,578

Liabilities and noncontrolling interest
Current liabilities	6,501
Other liabilities	43,058
Deferred tax liabilities	1,161
Noncontrolling interest	11,127
Total liabilities and noncontrolling interest	61,847

Net assets acquired	147,731
Noncontrolling interest	11,127
Intercompany loans	42,100
$200,958

Acquisition consideration
Purchase price	$200,000
Cash acquired	2,730
Net working capital adjustment	728
Other adjustments	(2,500)
Total purchase consideration	$200,958
Less: Transaction costs	2,042
Net purchase price	$198,916

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
The Company made loans to, and purchased an 82% equity interest in, BOA. The purchase price, including proceeds from noncontrolling shareholders and net of transaction costs, was $454.3 million. BOA management and certain existing shareholders invested in the transaction along with the Company, representing 18% initial noncontrolling interest on both a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of BOA. CGM will receive integration service fees of $4.4 million payable quarterly over a twelve month period as services are rendered which payments began in the quarter ended December 31, 2020. The Company incurred $2.5 million of transaction costs in conjunction with the BOA acquisition, which was included in selling, general and administrative expense in the consolidated statements of operations during the fourth quarter of 2020. The Company funded the acquisition with cash on hand and a $300 million draw on its 2018 Revolving Credit Facility.
The results of operations of BOA have been included in the consolidated results of operations since the date of acquisition. BOA's results of operations are reported as a separate operating segment as a branded consumer business. The table below provides the recording of assets acquired and liabilities assumed as of the date of acquisition.

(in thousands)	Final Purchase Price Allocation
Assets:
Cash	$7,677
Accounts receivable (1)	2,065
Inventory (2)	6,178
Property, plant and equipment (3)	15,431
Intangible assets	234,000
Goodwill	254,153
Other current and noncurrent assets	12,554
Total assets	$532,058

Liabilities and noncontrolling interest:
Current liabilities	$14,008
Other liabilities	130,587
Deferred tax liabilities	49,969
Noncontrolling interest	61,534
Total liabilities and noncontrolling interest	$256,098

Net assets acquired	$275,960
Noncontrolling interest	61,534
Intercompany loans to business	119,349
$456,843

Acquisition consideration
Purchase price	$454,000
Cash acquired	7,677
Net working capital adjustment	(1,970)
Other adjustments	(2,864)
Total purchase consideration	$456,843
Less: Transaction costs	2,517
Net purchase price	$454,326

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
Unaudited pro forma information
The following unaudited pro forma data for the three months ended March 31, 2020 gives effect to the acquisitions of Marucci and BOA, as described above, as if the acquisitions had been completed as of January 1, 2020. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

Three months ended
(in thousands, except per share data)	March 31, 2020
Net sales	382,193
Gross profit	147,437
Operating income	16,702
Net income from continuing operations	2,510
Net income from continuing operations attributable to Holdings	874
Basic and fully diluted net loss per share attributable to Holdings	(0.30)
Other acquisitions
Arnold
On March 1, 2021, Arnold acquired Ramco Electric Motors, Inc. ("Ramco"), a manufacturer of stators, rotors and full electric motors, for a purchase price of approximately $34.4 million. The acquisition and related transaction costs were funded through an additional equity investment in Arnold by the Company of $35.5 million. Ramco was founded in 1987 and is based in Greenville, Ohio. Ramco supplies their custom electric motor solutions for general industrial, aerospace and defense, and oil and gas end-markets. Ramco’s complementary product portfolio will allow Arnold to be able to offer more comprehensive, turnkey solutions to their customers. The excess purchase price over net assets acquired has been recorded as goodwill of $22.4 million on a preliminary basis at March 31, 2021.
Altor Solutions
On July 1, 2020, Altor Solutions acquired substantially all of the assets of Polyfoam Corp. ("Polyfoam"), a Massachusetts-based manufacturer of protective and temperature-sensitive packaging solutions for the medical, pharmaceutical, grocery and food industries, among others. Founded in 1974, Polyfoam operates two manufacturing facilities producing highly engineered foam and injection-molded plastic solutions across a variety of end-markets. The acquisition complements Altor Solutions' current operating footprint and provides access to a new customer base and product offerings, including Polyfoam's significant end-market exposure to cold chain (including seafood boxes, insulated shipping containers and grocery delivery totes). The purchase price was approximately $12.8 million and includes a potential earnout of $1.4 million if Polyfoam achieves certain financial metrics.
In September 2020, Altor Solutions invested $3.6 million in Rational Packaging, LLC, a designer and manufacturer of recyclable, paperboard-based structural packaging components. The investment will be accounted for as an equity method investment.
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

The following tables provide disaggregation of revenue by reportable segment geography for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31, 2021
	5.11	BOA	Ergo	Liberty	Marucci	Velocity	ACI	Altor	Arnold	Sterno	Total
United States	$80,783	$14,081	$8,799	$30,603	$36,096	$58,269	$21,562	$32,744	$21,361	$74,025	$378,323
Canada	2,554	224	754	848	341	3,223	—	—	205	3,000	11,149
Europe	7,155	13,350	7,345	—	29	2,521	—	—	8,858	249	39,507
Asia Pacific	3,813	8,728	5,261	—	182	276	—	—	1,293	15	19,568
Other international	5,572	69	169	27	—	1,343	—	5,076	768	25	13,049
	$99,877	$36,452	$22,328	$31,478	$36,648	$65,632	$21,562	$37,820	$32,485	$77,314	$461,596

	Three months ended March 31, 2020
	5.11	Ergo	Liberty	Velocity	ACI	Altor	Arnold	Sterno	Total
United States	$72,427	$6,258	$24,657	$25,879	$21,696	$23,587	$18,563	$80,016	$273,083
Canada	1,474	700	303	1,920	—	—	156	2,927	7,480
Europe	6,307	5,787	—	1,698	—	—	8,328	58	22,178
Asia Pacific	3,511	5,903	—	246	—	—	1,395	28	11,083
Other international	12,062	1,001	—	647	—	4,796	1,116	3	19,625
	$95,781	$19,649	$24,960	$30,390	$21,696	$28,383	$29,558	$83,032	$333,449

Note D — Operating Segment Data
At March 31, 2021, the Company had ten reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:
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
•Altor Solutions is a designer and manufacturer of custom molded protective foam solutions and original equipment manufacturer components made from expanded polystyrene and expanded polypropylene. Altor provides products to a variety of end markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building and other products. In July 2020, Altor acquired the assets of Polyfoam, a Massachusetts-based manufacturer of protective and temperature-sensitive packaging solutions for the medical, pharmaceutical, grocery and food industries, among others. Altor is headquartered in Scottsdale, Arizona and operates 14 molding and fabricating facilities across North America subsequent to the acquisition of Polyfoam.
•Arnold is a global manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including aerospace and defense, general industrial, motorsport/automotive, oil and gas, medical, energy, reprographics and advertising specialties. Arnold produces high performance permanent magnets (PMAG), precision foil products (Precision Thin Metals or "PTM"), turnkey electric motors ("Ramco") and flexible magnets (Flexmag™) that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, Arnold has built a diverse and blue-chip customer base totaling more than 2,000 clients worldwide. Arnold is headquartered in Rochester, New York.
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

Summary of Operating Segments

Net Revenues	Three months ended March 31,
(in thousands)	2021	2020

5.11	$99,877	$95,781
BOA	36,452	—
Ergobaby	22,328	19,649
Liberty	31,478	24,960
Marucci	36,648	—
Velocity Outdoor	65,632	30,390
ACI	21,562	21,696
Altor	37,820	28,383
Arnold	32,485	29,558
Sterno	77,314	83,032
Total segment revenue	461,596	333,449
Corporate and other	—	—
Total consolidated revenues	$461,596	$333,449

Segment profit (loss) (1)	Three months ended March 31,
(in thousands)	2021	2020

5.11	$5,836	$4,586
BOA	7,254	—
Ergobaby	1,964	1,554
Liberty	5,630	3,145
Marucci	10,507	—
Velocity Outdoor	11,034	(1,164)
ACI	5,495	5,738
Altor	4,684	3,512
Arnold	2,996	1,653
Sterno	4,284	5,269
Total	59,684	24,293
Reconciliation of segment profit (loss) to consolidated net income before income taxes:
Interest expense, net	(13,805)	(8,597)
Other income (expense), net	(2,227)	661
Corporate and other (2)	(14,136)	(11,255)
Total consolidated income before income taxes	$29,516	$5,102

(1)Segment profit (loss) represents operating income (loss).
(2)Primarily relates to management fees expensed and payable to CGM, and corporate overhead expenses.

Depreciation and Amortization Expense	Three months ended March 31,
(in thousands)	2021	2020

5.11	$5,358	$5,152
BOA	4,890	—
Ergobaby	2,217	2,053
Liberty	441	406
Marucci	2,139	—
Velocity Outdoor	3,073	3,247
ACI	517	646
Altor	2,563	3,047
Arnold	1,721	1,631
Sterno	5,185	5,624
Total	28,104	21,806
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs and bond premium	603	525
Consolidated total	$28,707	$22,331

	Accounts Receivable		Identifiable Assets
	March 31,	December 31,	March 31,	December 31,
(in thousands)	2021	2020	2021 (1)	2020 (1)
5.11	$47,151	$50,082	$351,378	$354,033
BOA	1,921	1,492	265,494	269,438
Ergobaby	10,116	5,034	92,095	91,293
Liberty	16,901	18,877	38,162	35,858
Marucci	19,973	10,172	126,506	129,116
Velocity Outdoor	40,711	40,126	197,648	191,180
ACI	8,022	7,252	25,283	28,932
Altor	32,015	34,088	165,365	164,800
Arnold	22,861	13,237	83,693	75,958
Sterno	61,112	70,467	252,214	251,307
Allowance for doubtful accounts	(18,312)	(18,320)	—	—
Total	242,471	232,507	1,597,838	1,591,915
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets (2)	—	—	664,510	8,093
Consolidated total	$242,471	$232,507	$2,262,348	$1,600,008

(1)Does not include accounts receivable balances per schedule above or goodwill balances - refer to Note F - "Goodwill and Other Intangible Assets".
(2)Corporate identifiable assets at March 31, 2021 includes $647.7 million related to the settlement of the Company's 8.000% 2026 Senior Notes on April 1, 2021 (refer to Note P - Subsequent Event).

Note E — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Machinery and equipment	$225,294	$217,639
Furniture, fixtures and other	49,609	48,251
Leasehold improvements	52,826	51,663
Buildings and land	14,164	10,817
Construction in process	15,675	15,713
	357,568	344,083
Less: accumulated depreciation	(180,261)	(171,414)
Total	$177,307	$172,669
Depreciation expense was $9.5 million and $8.3 million for the three months ended March 31, 2021 and March 31, 2020, respectively.
Inventory
Inventory is comprised of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$86,873	$81,357
Work-in-process	16,191	14,979
Finished goods	306,716	289,035
Less: obsolescence reserve	(25,480)	(21,998)
Total	$384,300	$363,373

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
Goodwill
2021 Annual Impairment Testing
The Company uses a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform quantitative goodwill impairment testing. We determined that the Arnold reporting unit required additional quantitative testing because we could not conclude that the fair value of the reporting unit exceeded its carrying value based on qualitative factors alone. For the reporting units that were tested only on a qualitative basis for the 2021 annual impairment testing, the results of the qualitative analysis indicated that it is more likely than not that the fair value exceeded the carrying value of these reporting units.
The quantitative test of Arnold was performed using an income approach to determine the fair value of the reporting unit. The discount rate used in the income approach was 13.0% and the results of the quantitative impairment testing indicated that the fair value of the Arnold reporting unit exceeded the carrying value by 272%.

2020 Annual Impairment Testing
The Company used a qualitative approach to test goodwill for impairment in the prior year. We determined that the Ergobaby, Altor Solutions and Velocity reporting units required additional quantitative testing because we could not conclude that the fair value of the reporting unit exceeded its carrying value based on qualitative factors alone. For the reporting units that were tested only on a qualitative basis for the 2020 annual impairment testing, the results of the qualitative analysis indicated that it is more likely than not that the fair value exceeded the carrying value of these reporting units.
The quantitative tests of Ergobaby, Altor Solutions and Velocity were performed using an income approach to determine the fair value of the reporting units. For Ergobaby, the discount rate used in the income approach was 15.9% and the results of the quantitative impairment testing indicated that the fair value of the Ergobaby reporting unit exceeded the carrying value by 14.0%. For Altor Solutions, the discount rate used in the income approach was 13.3%, and the results of the quantitative impairment testing indicated that the fair value of the Altor Solutions reporting unit exceeded the carrying value by 3.8%. For Velocity, the discount rate used in the income approach was 12.8%, and the results of the quantitative impairment testing indicated that the fair value of the Velocity reporting unit exceeded the carrying value by 16.4%.
A summary of the net carrying value of goodwill at March 31, 2021 and December 31, 2020, is as follows (in thousands):

	Three months ended March 31, 2021	Year ended December 31, 2020
Goodwill - gross carrying amount	$844,090	$823,748
Accumulated impairment losses	(57,745)	(57,745)
Goodwill - net carrying amount	$786,345	$766,003
The following is a reconciliation of the change in the carrying value of goodwill for the three months ended March 31, 2021 by operating segment (in thousands):

	Balance at January 1, 2021	Acquisitions	Balance at March 31, 2021
5.11	$92,966	$—	$92,966
BOA	254,153	—	254,153
Ergobaby	63,531	(2,083)	61,448
Liberty	32,828	—	32,828
Marucci	68,170	—	68,170
Velocity Outdoor	30,079	—	30,079
ACI	58,019	—	58,019
Altor	75,369	—	75,369
Arnold	26,903	22,425	49,328
Sterno	55,336	—	55,336
Corporate (1)	8,649	—	8,649
Total	$766,003	$20,342	$786,345
(1)    Represents goodwill resulting from purchase accounting adjustments not "pushed down" to the ACI segment. This amount is allocated back to the ACI segment for purposes of goodwill impairment testing.
Long lived assets
Annual indefinite lived impairment testing
The Company used a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. The Company evaluated the qualitative factors of each indefinite lived intangible asset in connection with the annual impairment testing for 2021 and 2020. Results of the qualitative analysis indicate that it is more likely than not that the fair value of the reporting units that maintain indefinite lived intangible assets exceeded the carrying value. The Ergobaby reporting unit has an indefinite lived trade name that was tested in conjunction with the goodwill impairment test at March 31, 2020. The results of the quantitative impairment testing indicated that the trade name was not impaired.
Other intangible assets are comprised of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$548,262	$(200,501)	$347,761	$548,262	$(191,142)	$357,120
Technology and patents	155,732	(38,514)	117,218	155,392	(35,552)	119,840
Trade names, subject to amortization	358,818	(71,306)	287,512	358,818	(65,318)	293,500
Licensing and non-compete agreements	7,642	(7,522)	120	7,642	(7,422)	220
Distributor relations and other	2,476	(914)	1,562	726	(726)	—
Total	1,072,930	(318,757)	754,173	1,070,840	(300,160)	770,680
Trade names, not subject to amortization	59,985	—	59,985	59,985	—	59,985
In-process research and development (1)	6,500	—	6,500	6,500	—	6,500
Total intangibles, net	$1,139,415	$(318,757)	$820,658	$1,137,325	$(300,160)	$837,165
(1) In-process research and development is considered indefinite lived until the underlying technology becomes viable, at which point the intangible asset will be amortized over the expected useful life.
Amortization expense related to intangible assets was $18.6 million and $13.5 million for the three months ended March 31, 2021 and March 31, 2020, respectively.
Estimated charges to amortization expense of intangible assets for the remainder of 2021 and the next four years, is as follows (in thousands):

2021	2022	2023	2024	2025

$55,316	$72,133	$71,691	$69,931	$64,645
Note G — Warranties
The Company’s Ergobaby, Liberty, Marucci, BOA and Velocity Outdoor operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. Warranty liability is included in accrued expenses in the accompanying consolidated balance sheets. A reconciliation of the change in the carrying value of the Company’s warranty liability for the three months ended March 31, 2021 and the year ended December 31, 2020 is as follows (in thousands):

Warranty liability	Three months ended March 31, 2021	Year ended December 31, 2020

Beginning balance	$2,390	$1,583
Provision for warranties issued during the period	1,455	3,772
Fulfillment of warranty obligations	(1,321)	(3,614)
Other (1)	—	649
Ending balance	$2,524	$2,390
(1)    Represents the warranty liabilities recorded in relation to the Marucci and BOA acquisitions in 2020.

Note H — Debt
2021 Credit Facility
On March 23, 2021, we entered into a Second Amended and Restated Credit Agreement (the "2021 Credit Facility") to amend and restate the 2018 Credit Facility (as previously restated and amended) among the Company, the lenders from time to time party thereto (the “Lenders”), and Bank of America, N.A., as Administrative Agent. The 2021 Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries. The 2021 Credit Facility provides for revolving loans, swing line loans and letters of credit (the “2021 Revolving Credit Facility”) up to a maximum aggregate amount of $600 million and also permits the Company, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. All amounts outstanding under the 2021 Revolving Credit Facility will become due on March 23, 2026, which is the maturity date of loans advanced under the 2021 Credit Facility.
The Company may borrow, prepay and reborrow principal under the 2021 Revolving Credit Facility from time to time during its term. Advances under the 2021 Revolving Credit Facility can be either Eurodollar rate loans or base rate loans. Eurodollar rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum based on the London Interbank Offered Rate or a Successor Rate, as defined, (the “Eurodollar Rate”) for such interest period plus a margin ranging from 1.50% to 2.50%, based on the ratio of consolidated net indebtedness to adjusted consolidated earnings before interest expense, tax expense, and depreciation and amortization expenses for such period (the “Consolidated Total Leverage Ratio”). Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds rate plus 0.50%, (ii) the “prime rate”, and (iii) Eurodollar Rate plus 1.0% (the “Base Rate”), plus a margin ranging from 0.50% to 1.50%, based on the Company's Consolidated Total Leverage Ratio.
Under the 2021 Revolving Credit Facility, an aggregate amount of up to $100 million in letters of credit may be issued, as well as swing line loans of up to $25 million outstanding at one time. The issuance of such letters of credit and the making of any swing line loan would reduce the amount available under the 2021 Revolving Credit Facility.
Net availability under the 2021 Revolving Credit Facility was approximately $593.7 million at March 31, 2021. Letters of credit outstanding at March 31, 2021 totaled approximately $1.3 million. At March 31, 2021, the Company was in compliance with all covenants as defined in the 2021 Credit Facility.
2018 Credit Facility
On April 18, 2018, the Company entered into an Amended and Restated Credit Agreement (the "2018 Credit Facility"). The 2018 Credit Facility provided for (i) revolving loans, swing line loans and letters of credit (the “2018 Revolving Credit Facility”) up to a maximum aggregate amount of $600 million, and (ii) a $500 million term loan (the “2018 Term Loan”). The Company repaid the outstanding amounts under the 2018 Term Loan in 2019, and used a portion of the proceeds from the issuance of the 2029 Senior Notes to repay the amount outstanding under the 2018 Revolving Credit Facility in March 2021.
2029 Senior Notes
On March 23, 2021, we consummated the issuance and sale of $1,000 million aggregate principal amount of our 5.250% Senior Notes due 2029 (the "2029 Notes" or "2029 Senior Notes) offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The Notes were issued pursuant to an indenture, dated as of March 23, 2021 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee (the "Trustee"). The Notes bear interest at the rate of 5.250% per annum and will mature on April 15, 2029. Interest on the Notes is payable in cash on April 15th and October 15th of each year. The first interest payment date on the 2029 Senior Notes will be October 15, 2021. The 2029 Notes are general unsecured obligations of the Company and are not guaranteed by our subsidiaries.

The Notes rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness, and rank senior in right of payment to all of the Company’s future subordinated indebtedness, if any. The Notes will be effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including the indebtedness under the Company’s credit facilities described below. The Indenture contains several restrictive covenants including, but not limited to, limitations on the following: (i) the incurrence of additional indebtedness, (ii) payment of dividends or other restricted payments, (iii) the purchase, redemption or retirement of capital stock or subordinated debt, (iv) asset sales, mergers or consolidations, (v) transactions with affiliates, (vi) incurring liens, (vii) entering into sale-leaseback transactions, (viii) providing subsidiary guarantees and (ix) making certain investments, subject in each case to certain exceptions.
The proceeds from the sale of the 2029 Notes was used to repay debt outstanding under the 2018 Credit Facility in connection with entering into the 2021 Credit Facility, as described above, and to redeem our 8.000% Senior Notes due 2026 (the “2026 Senior Notes”).
2026 Senior Notes
Our 2026 Senior Notes bore interest at 8.000% per annum and were scheduled to mature on May 1, 2026. On March 2, 2021, pursuant to an indenture, dated as of April 18, 2018 between the Company and U.S. Bank National Association, as trustee ("Trustee"), the Trustee delivered redemption notices, on behalf of the Company, to holders of the Company’s 2026 Senior Notes to redeem the 2026 Senior Notes on April 1, 2021. The principal amount of the 2026 Senior Notes to be redeemed was $600 million, which represented all of the outstanding principal of the 2026 Senior Notes. The 2026 Senior Notes were redeemed at 100% of their principal, plus an applicable premium, and accrued and unpaid interest as of the redemption date. On March 23, 2021, the proceeds required for the redemption of the 2026 Senior Notes, the applicable premium and accrued interest totaling $647.7 million was irrevocably deposited with the Trustee and held by the Trustee until the date of redemption, April 1, 2021. Refer to Note P - Subsequent Event.
The following table provides the Company’s debt holdings at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Senior Notes	$1,600,000	$600,000
Revolving Credit Facility	5,000	307,000
Less: Unamortized premiums and debt issuance costs	(18,941)	(7,540)
Total debt	$1,586,059	$899,460
Less: Current Portion of long-term debt	(600,000)	—
Long-term debt	$986,059	$899,460
The Company's 2029 Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	March 31, 2021
	Maturity Date	Rate		Carrying Value	Fair Value
2029 Senior Notes	April 15, 2029	5.250%	2	1,000,000	1,042,500

Debt Issuance Costs
Deferred debt issuance costs represent the costs associated with the issuance of the Company's financing arrangements. In connection with the 2029 Senior Notes offering in March 2021, the Company recorded $11.8 million in deferred financing costs. The net deferred financing costs associated with the Company's 2026 Senior Notes were $7.2 million at March 31, 2021, and were expensed on April 1, 2021 on the date of the redemption of the 2026 Senior Notes (refer to Note P - Subsequent Event). In connection with entering into the 2021 Credit Facility, the Company recorded $5.4 million in deferred financing costs.
Since the Company can borrow, repay and reborrow principal under the Revolving Credit Facility, the debt issuance costs associated with the Revolving Credit Facility have been classified as other non-current assets in the accompanying condensed consolidated balance sheet. The debt issuance costs associated with the Senior Notes are classified as a reduction of long-term debt in the accompanying condensed consolidated balance sheet.

The following table summarizes unamortized premiums and debt issuance costs at March 31, 2021 and December 31, 2020, and the balance sheet classification in each of the periods presented (in thousands):

	March 31, 2021	December 31, 2020
Unamortized premiums and debt issuance costs	$33,625	$16,466
Accumulated amortization	(6,806)	(6,121)
Unamortized premiums and debt issuance costs, net	$26,819	$10,345

Balance sheet classification:
Other noncurrent assets	$7,878	$2,805
Long-term debt	18,941	7,540
	$26,819	$10,345

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
Secondary Offering
In May 2020, the Company completed an offering of 5,000,000 Trust common shares at a public offering price of $17.60 per share. The proceeds to the Company, after deducting the underwriter's discount and offering costs, totaled approximately $83.9 million.
Trust Preferred Shares
The Trust is authorized to issue up to 50,000,000 Trust preferred shares and the Company is authorized to issue a corresponding number of trust preferred interests.
Series C Preferred Shares
On November 20, 2019, the Trust issued 4,000,000 7.875% Series C Preferred Shares (the "Series C Preferred Shares") with a liquidation preference of $25.00 per share, and on December 2, 2019, the Trust issued 600,000 of the Series C Preferred Shares which were sold pursuant to an option to purchase additional shares by the underwriters. Total proceeds from the issuance of the Series C Preferred Shares were $115.0 million, or $111.0 million net of underwriters' discount and issuance costs. Distributions on the Series C Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on January 30, 2020, at a rate per annum of 7.875%. Distributions on the Series C Preferred Shares are cumulative and at March 31, 2021, $1.5 million of Series C distributions are accumulated and unpaid. Unless full cumulative distributions on the Series C Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series C Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series C Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series C Preferred Shares. The Series C Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after January 30, 2025, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series C Preferred Shares will have no right to require the redemption of the Series C Preferred Shares and there is no maturity date.

Series B Preferred Shares
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Trust Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018, at a rate per annum of 7.875%. Distributions on the Series B Preferred Shares are cumulative and at March 31, 2021, $1.3 million of Series B distributions are accumulated and unpaid. Unless full cumulative distributions on the Series B Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series B Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series B Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the preferred shares. The Series B Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after April 30, 2028, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series B Preferred Shares will have no right to require the redemption of the Series B Preferred Shares and there is no maturity date.
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
Holding Event
The five-year anniversary of the acquisition of Sterno Products occurred in October 2019 which represented a Holding Event. The Company declared and paid a distribution to the Holders of $9.1 million in February 2020. The ten-year anniversary of Liberty occurred in March 2020 and the ten-year anniversary of Ergobaby occurred in September 2020. Both of these represented a Holding Event, and the holders of the Allocation Interests elected to defer the distribution until after the end of 2020. The profit allocation payment of $3.3 million related to the Liberty Holding Event and the profit allocation payment of $2.0 million related to the Ergobaby Holding Event were both paid in January 2021.

Reconciliation of net income (loss) available to common shares of Holdings
The following table reconciles net income attributable to Holdings to net income (loss) attributable to the common shares of Holdings (in thousands):

	Three months ended March 31,
	2021	2020
Net income attributable to Holdings	$18,994	$3,665
Less: Distributions paid - Allocation Interests	5,214	9,087
Less: Distributions paid - Preferred Shares	6,045	5,542
Less: Accrued distributions - Preferred Shares	2,869	2,869
Net income (loss) attributable to common shares of Holdings	$4,866	$(13,833)
Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate to participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.
Basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 attributable to the common shares of Holdings is calculated as follows (in thousands, except per share data):

	Three months ended March 31,
	2021	2020
Net income (loss) attributable to common shares of Holdings	$4,866	$(13,833)
Less: Effect of contribution based profit - Holding Event	4,054	1,517
Net income (loss) attributable to common shares of Holdings	$812	$(15,350)

Basic and diluted weighted average common shares outstanding	64,900	59,900

Basic and fully diluted income (loss) per common share attributable to Holdings	$0.01	$(0.26)
Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares (in thousands, except per share data):

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date

Trust Common Shares:
January 1, 2021 - March 31, 2021 (1)	$0.36	$23,364	April 15, 2021	April 22, 2021
October 1, 2020 - December 31, 2020	$0.36	$23,364	January 15, 2021	January 22, 2021
July 1, 2020 - September 30, 2020	$0.36	$23,364	October 15, 2020	October 22, 2020
April 1, 2020 - June 30, 2020	$0.36	$23,364	July 16, 2020	July 23, 2020
January 1, 2020 - March 31, 2020	$0.36	$21,564	April 16, 2020	April 23, 2020
October 1, 2019 - December 31, 2019	$0.36	$21,564	January 16, 2020	January 23, 2020

Series A Preferred Shares:
January 30, 2021 - April 29, 2021 (1)	$0.453125	$1,813	April 15, 2021	April 30, 2021
October 30, 2020 - January 29, 2021	$0.453125	$1,813	January 15, 2021	January 30, 2021
July 30, 2020 - September 29, 2020	$0.453125	$1,813	October 15, 2020	October 30, 2020
April 30, 2020 - July 29, 2020	$0.453125	$1,813	July 15, 2020	July 30, 2020
January 30, 2020 - April 29, 2020	$0.453125	$1,813	April 15, 2020	April 30, 2020
October 30, 2019 - January 29, 2020	$0.453125	$1,813	January 15, 2020	January 30, 2020

Series B Preferred Shares:
January 30, 2021 - April 29, 2021 (1)	$0.4921875	$1,969	April 15, 2021	April 30, 2021
October 30, 2020 - January 29, 2021	$0.4921875	$1,969	January 15, 2021	January 30, 2021
July 30, 2020 - September 29, 2020	$0.4921875	$1,969	October 15, 2020	October 30, 2020
April 30, 2020 - July 29, 2020	$0.4921875	$1,969	July 15, 2020	July 30, 2020
January 30, 2020 - April 29, 2020	$0.4921875	$1,969	April 15, 2020	April 30, 2020
October 30, 2019 - January 29, 2020	$0.4921875	$1,969	January 15, 2020	January 30, 2020

Series C Preferred Shares:
January 30, 2021 - April 29, 2021 (1)	$0.4921875	$2,264	April 15, 2021	April 30, 2021
October 30, 2020 - January 29, 2021	$0.4921875	$2,264	January 15, 2021	January 30, 2021
July 30, 2020 - September 29, 2020	$0.4921875	$2,264	October 15, 2020	October 30, 2020
April 30, 2020 - July 29, 2020	$0.4921875	$2,264	July 15, 2020	July 30, 2020
January 30, 2020 - April 29, 2020	$0.4921875	$2,264	April 15, 2020	April 30, 2020
November 20, 2019 - January 29, 2020	$0.38281	$1,531	January 15, 2020	January 30, 2020
(1) This distribution was     declared on April 1, 2021.
Note J — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of March 31, 2021 and December 31, 2020:

	% Ownership (1) March 31, 2021		% Ownership (1) December 31, 2020
	Primary	Fully Diluted	Primary	Fully Diluted
5.11	97.6	87.5	97.6	88.1
BOA	81.9	74.8	81.9	74.8
Ergobaby	81.4	72.6	81.4	72.6
Liberty	91.2	86.0	91.2	86.0
Marucci	92.2	83.8	92.2	83.8
Velocity Outdoor	99.3	88.0	99.3	88.0
ACI	71.8	67.6	71.8	67.6
Altor	100.0	91.5	100.0	91.5
Arnold	98.0	87.8	96.7	81.1
Sterno	100.0	87.1	100.0	88.5
(1)     The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	March 31, 2021	December 31, 2020
5.11	$15,242	$14,567
BOA	63,189	61,625
Ergobaby	28,006	27,408
Liberty	4,149	3,836
Marucci	12,251	11,386
Velocity Outdoor	4,375	4,077
ACI	(6,188)	(7,175)
Altor	3,158	2,901
Arnold	1,149	1,117
Sterno	536	282
Allocation Interests	100	100
	$125,967	$120,124

Note K — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at March 31, 2021
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(556)	$—	$—	$(556)
Contingent consideration - acquisition (2)	(1,350)	—	—	(1,350)
Total recorded at fair value	$(1,906)	$—	$—	$(1,906)

(1)Represents put option issued to noncontrolling shareholders in connection with the 5.11 and Liberty acquisitions.
(2)Represents potential earn-out payable as additional purchase price consideration by Altor in connection with the acquisition of Polyfoam.

	Fair Value Measurements at December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(435)	$—	$—	$(435)
Contingent consideration - acquisition (2)	(1,350)	—	—	(1,350)
Total recorded at fair value	$(1,785)	$—	$—	$(1,785)

(1)Represents put option issued to noncontrolling shareholders in connection with the 5.11 and Liberty acquisitions.
(2)Represents potential earn-out payable as additional purchase price consideration by Altor in connection with the acquisition of Polyfoam.

Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1, 2020 through March 31, 2021 are as follows (in thousands):

Level 3
Balance at January 1, 2020	$(111)
Increase in the fair value of put option of noncontrolling shareholder - Liberty	(264)
Increase in the fair value of put option of noncontrolling shareholder - 5.11	(60)
Contingent consideration - Polyfoam	(1,350)
Balance at December 31, 2020	$(1,785)
Increase in the fair value of put option of noncontrolling shareholder - Liberty	(121)
Balance at March 31, 2021	$(1,906)
Valuation Techniques
The Company has not changed its valuation techniques in measuring the fair value of any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Nonrecurring Fair Value Measurements
There were no assets or liabilities measured on a non-recurring basis during the quarter ended March 31, 2021 and December 31, 2020, respectively.
Note L — Income taxes
Each fiscal quarter, the Company estimates its annual effective tax rate and applies that rate to its interim pre-tax earnings. In this regard, the Company reflects the full year’s estimated tax impact of certain unusual or infrequently occurring items and the effects of changes in tax laws or rates in the interim period in which they occur.
The computation of the annual estimated effective tax rate in each interim period requires certain estimates and significant judgment, including the projected operating income for the year, projections of the proportion of income earned and taxed in other jurisdictions, permanent and temporary differences and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, as additional information is obtained, as our tax structure changes or as the tax environment changes. Certain foreign operations are subject to foreign income taxation under existing provisions of the laws of those jurisdictions.
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
	2021	2020
United States Federal Statutory Rate	21.0%	21.0%
State income taxes (net of Federal benefits)	3.5	12.2
Foreign income taxes	1.9	(1.6)
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	6.2	6.7
Impact of subsidiary employee stock options	0.3	6.2
Credit utilization	(1.8)	(4.5)
Non-recognition of NOL carryforwards at subsidiaries	0.6	(47.1)
Effect of Tax Act	(4.7)	6.2
Other	(1.5)	5.2
Effective income tax rate	25.5%	4.3%

(1)     The effective income tax rate for the three months ended March 31, 2021 and 2020 includes a loss at the Company's parent, which is currently taxed as a partnership.

Note M — Defined Benefit Plan
In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $2.9 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at March 31, 2021. Net periodic benefit cost consists of the following for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021	2020
Service cost	$109	$139
Interest cost	6	8
Expected return on plan assets	(19)	(21)
Amortization of unrecognized loss	9	56
Effect of curtailment	57	—
Net periodic benefit cost	$162	$182
During the three months ended March 31, 2021, per the terms of the pension agreement, Arnold contributed $0.1 million to the plan. For the remainder of 2021, the expected contribution to the plan will be approximately $0.2 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore, the fair values of the pension plan assets at March 31, 2021 were considered Level 3.
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
Leases
The Company and its subsidiaries lease manufacturing facilities, warehouses, office facilities, retail stores, equipment and vehicles under various operating arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics. The variable lease expense was not a material component of our total lease expense for the three months ended March 31, 2021 and 2020. In the three months ended March 31, 2021 and March 31, 2020, the Company recognized $9.4 million and $7.3 million, respectively, in expense related to operating leases in the condensed consolidated statements of operations.

The maturities of lease liabilities at March 31, 2021 are as follows (in thousands):

2021 (excluding three months ended March 31, 2021)	$23,648
2022	30,975
2023	24,056
2024	19,292
2025	15,991
Thereafter	35,953
Total undiscounted lease payments	$149,915
Less: Interest	28,136
Present value of lease liabilities	$121,779
The calculated amount of the right-of-use assets and lease liabilities in the table above are impacted by the length of the lease term and discount rate used to present value the minimum lease payments. The Company's lease agreements often include one or more options to renew at the company's discretion. In general, it is not reasonably certain that lease renewals will be exercised at lease commencement and therefore lease renewals are not included in the lease term. Regarding the discount rate, lease accounting guidance requires the use of a rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes the incremental borrowing rate of the subsidiary entering into the lease arrangement, on a collateralized basis, over a similar term as adjusted for any country specific risk.
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows:

Lease Term and Discount Rate	March 31, 2021	March 31, 2020
Weighted-average remaining lease term (years)	5.74	6.39
Weighted-average discount rate	7.51%	7.75%
Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	March 31, 2021	March 31, 2020

Operating lease right-of-use assets	Other non-current assets	$108,564	$91,830
Current portion, operating lease liabilities	Other current liabilities	$25,772	$18,721
Operating lease liabilities	Other non-current liabilities	$96,007	$76,858
Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended March 31, 2021	Three months ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,352	$7,319
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,776	$4,539

Note O — Related Party Transactions
Management Services Agreement
The Company entered into the MSA with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for the Company in exchange for a management fee paid quarterly and equal to 0.5% of the Company's adjusted net assets, as defined in the MSA. In March 2020, as a proactive measure to provide the Company with additional cash liquidity in light of the COVID-19 pandemic, the Company elected to draw down $200 million on our 2018 Revolving Credit Facility. The Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the Company as of March 31, 2020. In addition, due to the unprecedented uncertainty as a result of the COVID-19 pandemic, CGM agreed to waive 50% of the management fee calculated at June 30, 2020 that was paid in July 2020. Further, for the third quarter of 2020, the Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the Company as of September 30, 2020. CGM has also entered into a waiver of the MSA for a period through December 31, 2021 to receive a 1% annual management fee related to BOA, rather than the 2% called for under the MSA. In the first quarter of 2021, the Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee related to the amount of the proceeds irrevocably deposited with the Trustee that is in excess of the amount payable related to the 2026 Senior Notes at March 31, 2021.
Integration Services Agreements
BOA, which was acquired in October 2020, entered into an Integration Services Agreement ("ISA") with CGM whereby BOA will pay CGM an integration service fee of $4.4 million quarterly over a twelve month period as services are rendered, beginning in the quarter ended December 31, 2020. Marucci Sports, which was acquired in April 2020, entered into an ISA with CGM. Marucci will pay CGM an integration service fee of $2.0 million quarterly over a twelve month period as services are rendered beginning in the quarter ended September 30, 2020. Under the ISAs, CGM provides services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act of 2002, as amended, and align the acquired entity's policies and procedures with our other subsidiaries.
The Company and its businesses have the following significant related party transactions:
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.4 million and $0.5 million during the three months ended March 31, 2021 and March 31, 2020, respectively, in inventory from the vendor.
BOA
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA had approximately $9.8 million in purchases from this supplier during the three months ended March 31, 2021.
NOTE P - SUBSEQUENT EVENT
On March 2, 2021, pursuant to the Indenture by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”), the Trustee delivered redemption notices, on behalf of the Company, to holders of the Company’s 2026 Senior Notes to redeem the 2026 Senior Notes on April 1, 2021. The principal amount of the 2026 Senior Notes to be redeemed was $600 million, which represents all of the outstanding principal of the 2026 Senior Notes. The 2026 Senior Notes were to be redeemed at 100% of their principal, plus an applicable premium, and accrued interest as of the redemption date. The proceeds for the redemption of the 2026 Senior Notes was funded by the issuance of the 2029 Senior Notes of $1 billion on March 23, 2021. The proceeds required for the redemption of the 2026 Senior Notes, the applicable premium and accrued interest totaled $647.7 million and was irrevocably deposited with the Trustee on March 23, 2021 and held by the Trustee at March 31, 2021 (refer to Note H - Debt). On April 1, 2021, the Company redeemed the 2026 Senior Notes. The redemption of the 2026 Senior Notes resulted in a Loss on Debt Extinguishment of approximately $33.2 million which is comprised of the premium paid for early redemption of the 2026 Senior Notes, and the expensing of the deferred financing costs and bond premium associated with the 2026 Senior Notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the section entitled "Forward-Looking Statements" included elsewhere in this Quarterly Report on Form 10-Q as well as those risk factors discussed in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 and in the section entitled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Overview
Compass Diversified Holdings ("Holdings") was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC (the "Company") was also formed on November 18, 2005. Holdings and the Company (collectively, "CODI") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The Company is the operating entity and is a controlling owner of ten businesses, or operating segments, at March 31, 2021. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Liberty Safe and Security Products, Inc. ("Liberty Safe" or "Liberty"), Marucci Sports, LLC ("Marucci" or Marucci Sports"), Velocity Outdoor, Inc. ("Velocity Outdoor" or "Velocity"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), FFI Compass, Inc. ("Altor Solutions" or "Altor" (formerly "Foam Fabricators")), AMT Acquisition Corporation ("Arnold"), and The Sterno Group, LLC ("Sterno").
We acquired our existing businesses (segments) that we own at March 31, 2021 as follows:

		Ownership Interest - March 31, 2021
Business	Acquisition Date	Primary	Diluted
Advanced Circuits	May 16, 2006	71.8%	67.6%
Liberty Safe	March 31, 2010	91.2%	86.0%
Ergobaby	September 16, 2010	81.4%	72.6%
Arnold	March 5, 2012	98.0%	87.8%
Sterno	October 10, 2014	100.0%	87.1%
5.11	August 31, 2016	97.6%	87.5%
Velocity Outdoor	June 2, 2017	99.3%	88.0%
Altor Solutions	February 15, 2018	100.0%	91.5%
Marucci Sports	April 20, 2020	92.2%	83.8%
BOA	October 16, 2020	81.9%	74.8%
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

BOA - BOA Technology, creator of the revolutionary, award-winning, patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, hiking/trekking, golf, running, court sports, workwear as well as headwear and medical bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides creating a superior alternative to laces, buckles, Velcro, and other traditional closure mechanisms. Each unique BOA configuration is engineered for fast, effortless, precision fit, and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has offices in Austria, Greater China, South Korea, and Japan.
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
Marucci Sports - Founded in 2009, Marucci is a leading designer, manufacturer, and marketer of premium wood and metal baseball bats, fielding gloves, batting gloves, bags, protective gear, sunglasses, on and off-field apparel, and other baseball and softball equipment used by professional and amateur athletes. Marucci also develops sports training facilities that may be licensed franchises or corporate owned. Marucci is headquartered in Baton Rouge, Louisiana.
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
Altor Solutions - Founded in 1957 and headquartered in Scottsdale, Arizona, Altor Solutions is a designer and manufacturer of custom molded protective foam solutions and original equipment manufacturer (OEM) components made from expanded polystyrene (EPS) and expanded polypropylene (EPP). Altor operates 14 molding and fabricating facilities across North America and provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building products and others. In July 2020, Altor Solutions acquired the assets of Polyfoam, a Massachusetts-based manufacturer of protective and temperature-sensitive packaging solutions for the medical, pharmaceutical, grocery and food industries, among others.

Arnold - Arnold serves a variety of markets including aerospace and defense, general industrial, motorsport/ automotive, oil and gas, medical, energy, reprographics and advertising specialties. Over the course of more than 100 years, Arnold has successfully evolved and adapted our products, technologies, and manufacturing presence to meet the demands of current and emerging markets. Arnold produces high performance permanent magnets (PMAG), precision foil products (Precision Thin Metals or "PTM"), turnkey electric motors ("Ramco") and flexible magnets (Flexmag™) that are mission critical in motors, generators, sensors and other systems and components. Arnold has expanded globally and built strong relationships with our customers worldwide. Arnold is the largest and, we believe, the most technically advanced U.S. manufacturer of engineered magnetic systems. Arnold is headquartered in Rochester, New York.
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
2021 Outlook and COVID-19 Update
In March 2020, the World Health Organization categorized COVID-19 as a pandemic. COVID-19 continues to have a global impact despite the ramp up of vaccine programs over the last quarter. The COVID-19 pandemic led to governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, business curtailments, particularly retail operations and non-essential businesses, school closures, and other measures. In addition, governments and central banks in several parts of the world enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19. The ultimate impact of COVID-19 on our business is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are highly uncertain and cannot be accurately predicted at this time. The public health situation, global response measures and corresponding impacts on various markets remain fluid and uncertain. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it is impacting our customers, employees, supply chains, and distribution networks. The health of our team and various stakeholders is our highest priority, and we have taken multiple steps to provide support and a safe work environment.
For 2021, the Company anticipates that COVID-19 will continue to have an impact on its results of operations, including a decrease in operating income and Adjusted EBITDA at certain of its niche industrial businesses. These niche industrial businesses will continue to experience operating constraints as their end markets are expected to be more significantly impacted by the pandemic. For example, the Company expects the Sterno Products division of Sterno to continue to be negatively impacted by the pandemic throughout 2021 due to that division's reliance on the food service industry. Additionally, disruption in the global supply chain due to transportation delays and U.S. port congestion are expected to continue during 2021 and continue to place constraints on several of our businesses. However, we expect the diversification of our group of businesses, particularly the continued strong performance in our consumer branded businesses, to offset the expected decline in operating results from the COVID-19 pandemic experienced by these niche industrial businesses. We expect that our outdoor consumer branded businesses, particularly, 5.11, Liberty Safe and Velocity Outdoor, and our 2020 acquisitions, Marucci Sports and BOA, will continue to build on trends experienced in the prior year, particularly the increase in consumer participation in outdoor activities.

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
Recent Events
Issuance of Senior Notes
On March 23, 2021, we consummated the issuance and sale of $1,000 million aggregate principal amount of our 5.250% Senior Notes due 2029 (the "2029 Notes" or "2029 Senior Notes) offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The Notes were issued pursuant to an indenture, dated as of March 23, 2021 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The Notes bear interest at the rate of 5.250% per annum and will mature on April 15, 2029. Interest on the 2029 Notes is payable in cash on April 15th and October 15th of each year. The first interest payment date on the 2029 Senior Notes will be October 15, 2021. The proceeds from the sale of the 2029 Notes was used to repay debt outstanding under the 2018 Credit Facility in connection with entering into the 2021 Credit Facility, and to redeem our 8.000% Senior Notes due 2026 (the “2026 Notes”).
2021 Credit Facility
On March 23, 2021, we entered into a Second Amended and Restated Credit Agreement (the "2021 Credit Facility") to amend and restate the 2018 Credit Facility. The 2021 Credit Facility provides for revolving loans, swing line loans and letters of credit (the “2021 Revolving Credit Facility”) up to a maximum aggregate amount of $600 million and also permits the Company, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. All amounts outstanding under the 2021 Revolving Credit Facility will become due on March 23, 2026, which is the maturity date of loans advanced under the Revolving Credit Facility.
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
See “Reconciliation of Non-GAAP Financial Measures” for further discussion of our non-GAAP financial measures and related reconciliations.
Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the three months ended March 31, 2021 and March 31, 2020, and components of the results of operations as well as those components presented as a percent of net revenues, for each of our businesses on a stand-alone basis. For the acquisitions of Marucci in April 2020 and BOA in October 2020, the pro forma results of operations for the Marucci and BOA business segments have been prepared as if we purchased those businesses on January 1, 2020. Where appropriate, relevant pro forma adjustments are reflected as part of the historical operating results of Marucci and BOA. We believe this is the most meaningful comparison for the operating results of acquired business segments. The consolidated results of operations reflect the operating results of Marucci and BOA from the date of acquisition.

In the first quarter of 2020, we began to see the impacts of COVID-19 on certain of our businesses, markets and operations, particularly those that were most affected by governmental “stay-at home” orders which led to reduced consumer traffic and either a closure of stores by some retailers or a focus on items that were deemed essential. The effects of the pandemic on our results of operations in the prior year will impact the comparisons of the first quarter of 2021 versus the prior year. In response to reductions in revenue resulting from the pandemic, our businesses took a number of steps to address the effects of COVID-19, including reducing variable costs and payroll, and adjusting production levels to "right-size" inventory levels. The ultimate impact of COVID-19 on our business is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are highly uncertain and cannot be accurately predicted at this time. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.
All dollar amounts in the financial tables are presented in thousands. References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Results of Operations - Consolidated
The following table sets forth our unaudited results of operations for the three months ended March 31, 2021 and 2020:

	Three months ended
(in thousands)	March 31, 2021	March 31, 2020
Net revenues	$461,596	$333,449
Cost of revenues	274,747	213,961
Gross profit	186,849	119,488
Selling, general and administrative expense	110,968	83,800
Fees to manager	11,048	8,620
Amortization of intangibles	18,599	13,505
Operating income	46,234	13,563
Interest expense	(13,805)	(8,597)
Amortization of debt issuance costs	(686)	(525)
Other income (expense)	(2,227)	661
Income before income taxes	29,516	5,102
Provision for income taxes	7,520	222
Net income	$21,996	$4,880

Three months ended March 31, 2021 compared to three months ended March 31, 2020
Net revenues
On a consolidated basis, net revenues for the three months ended March 31, 2021 increased by approximately $128.1 million, or 38.4%, compared to the corresponding period in 2020. Our Marucci business, which we acquired in April 2020, contributed $36.6 million in net revenue during the first quarter of 2021, and our BOA business, which we acquired in October 2020, contributed $36.5 million in net revenue during the first quarter of 2021. During the three months ended March 31, 2021 compared to 2020, we also saw significant increases in net sales at Liberty ($6.5 million increase), Velocity Outdoor ($35.2 million increase), and Altor Solutions ($9.4 million increase), while several of our other businesses saw a decrease in net sales resulting from the effects of the COVID-19 pandemic, notably Sterno ($5.7 million decrease). The increase in net revenue at Altor Solutions during the first quarter of 2021 was partially attributable to their acquisition of Polyfoam in July 2020. Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $60.8 million during the three months ended March 31, 2021 compared to the corresponding period in 2020. Our Marucci and BOA businesses contributed $28.5 million of the increase, and we saw notable increases in cost of revenues at Liberty ($4.2 million increase), Velocity ($22.0 million increase) and Altor ($8.0 million increase) that correspond to the revenue increases noted above. Gross profit as a percentage of net revenues was approximately 40.5% in the three months ended March 31, 2021 compared to 35.8% in the three months ended March 31, 2020. The increase in gross profit as a percentage of net sales in the quarter ended March 31, 2021 as compared to the quarter ended March 31, 2020 primarily related to the increase in net revenue at our branded consumer businesses, which have higher gross margins than our niche industrial businesses. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $27.2 million during the three months ended March 31, 2021, compared to the corresponding period in 2020. A majority of the increase in the first quarter of 2021 is due to our Marucci and BOA acquisitions in the prior year. $9.5 million of the increase is attributable to our Marucci business, which was acquired in April 2020, and $11.4 million of the increase is attributable to BOA, which was acquired in October 2020. We also saw an increase in selling, general and administrative expense at several of our subsidiaries versus the prior year quarter as spending on variable expenses were reduced in the prior year in response to the onset of the COVID-19 pandemic, with the current quarter spend reflecting more normal levels. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense was $4.0 million in the first quarter of 2021 and $3.3 million in the first quarter of 2020.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended March 31, 2021, we incurred approximately $11.0 million in management fees as compared to $8.6 million in fees in the three months ended March 31, 2020. The increase in Management fees is primarily attributable to our acquisition of Marucci in April 2020 and BOA in October 2020. CGM has entered into a waiver of the MSA for a period through December 31, 2021 to receive a 1% annual management fee related to BOA, rather than the 2% called for under the MSA, which resulted in a lower management fee paid in the first quarter of 2021 than would have normally been due. Additionally, in the first quarter of 2020, as a proactive measure to provide the Company with additional liquidity in light of the onset of the COVID-19 pandemic, the Company drew $200 million down on the 2018 Revolving Credit Facility. The Company and CGM entered a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to cash balances at March 31, 2020 which reduced the amount of Management fee that would have been paid in the first quarter of 2020. In the first quarter of 2021, the Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee related to the amount of the proceeds deposited with the Trustee that is in excess of the amount payable related to the 2026 Senior Notes at March 31, 2021.
Amortization expense
Amortization expense for the three months ended March 31, 2021 increased $5.1 million as compared to the three months ended March 31, 2020 as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for Marucci, which was acquired in April 2020, and BOA, which was acquired in October 2020.

Interest expense
We recorded interest expense totaling $13.8 million for the three months ended March 31, 2021 compared to $8.6 million for the comparable period in 2020, an increase of $5.2 million. The increase in interest expense for the quarter reflects an increase in interest expense beginning in the second quarter of 2020 related to our issuance of an additional $200 million in our 8.000% 2026 Senior Notes in May 2020, and higher average outstanding balances withdrawn on our 2018 Revolving Credit Facility in the first quarter of 2021 as compared to the first quarter of 2020. The average amount outstanding on our 2018 Revolving Credit Facility in the first quarter of 2021 was approximately $312 million, while the average amount outstanding during the first quarter of 2020 was $37 million.
Other income (expense)
For the quarter ended March 31, 2021, we recorded $2.2 million in other expense as compared to $0.7 million in other income in the quarter ended March 31, 2020, an increase in expense of $2.9 million. In the current quarter, we recorded expense of approximately $2.3 million in connection with an agreement reached in mediation over a license dispute at one of our businesses. Other income (expense) in typically reflects the movement in foreign currency at our businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred that are not considered a part of our operations.
Income taxes
We had an income tax provision of $7.5 million during the three months ended March 31, 2021 compared to an income tax provision of $0.2 million during the same period in 2020. Our income before income taxes for the quarter ended March 31, 2021 increased by approximately $24.4 million as compared to the prior year quarter ended March 31, 2020, and our tax provision increased $7.3 million as the tax provision reflects an annual effective tax rate at our subsidiaries, the effect of state and local taxes and the related allocation of income, and the losses at our parent company, which is currently taxed as a partnership.
Results of Operations - Business Segments
Branded Consumer Businesses
5.11

	Three months ended
	March 31, 2021		March 31, 2020
Net sales	$99,877	100.0%	$95,781	100.0%
Gross profit	$52,074	52.1%	$47,257	49.3%
SG&A	$43,775	43.8%	$40,235	42.0%
Operating income	$5,836	5.8%	$4,586	4.8%
Three months ended March 31, 2021 compared to three months ended March 31, 2020
Net sales
Net sales for the three months ended March 31, 2021 were $99.9 million as compared to net sales of $95.8 million for the three months ended March 31, 2020, an increase of $4.1 million, or 4.3%. This increase is due primarily to e-commerce and retail sales growth of $9.3 million, up 37% from the prior year comparable period. Retail sales grew largely due to fourteen new retail store openings since March 2020 (bringing the total store count to seventy-six as of March 31, 2021) as well as positive growth in same-store sales for the three months ended March 31, 2021 as compared to the same period last year which was negatively impacted by the effects of the COVID-19 pandemic. The increase in sales from our retail and e-commerce channels was partially offset by a decrease of $5.7 million in sales in our direct to agency business (DTA) as we fulfilled a large contract in the first quarter of 2020 which did not repeat in the first quarter of 2021.

Gross profit
Gross profit as a percentage of net sales was 52.1% in the three months ended March 31, 2021 as compared to 49.3% for the three months ended March 31, 2020. Growth in gross profit percentage was driven by channel mix as direct to consumer sales, which realize higher gross profit than wholesale sales, grew versus the prior period. Growth in gross profit percentage was also favorably impacted as in the three months ended March 31, 2020, we recorded a duty drawback accrual (which increased cost of goods sold) for audited duty drawback claims which was not repeated for the three months ended March 31, 2021.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2021 was $43.8 million, or 43.8% of net sales compared to $40.2 million, or 42.0% of net sales for the comparable period in 2020. The increase in selling, general and administrative expense for the three months ended March 31, 2021 as compared to the prior year comparable period was driven by the costs associated with additional retail stores (seventy-six open in 2021 versus sixty-one open in 2020 during the comparable period), as well as additional sales and marketing spend to drive digital sales. For the three months ended March 31, 2020, management significantly reduced variable expenses, including payroll, bonus, travel and entertainment, and sales and marketing, as a response to decreased sales from the effects of the COVID-19 pandemic. While management continues to control and reduce variable expenses, payroll and bonus for the three months ended March 31, 2021 were not reduced, thereby growing selling, general and administrative expense as compared to the three months ended March 31, 2020.
Income from operations
Income from operations for the three months ended March 31, 2021 was $5.8 million, an increase of $1.3 million when compared to income from operations of $4.6 million for the same period in 2020, based on the factors described above.
BOA
In the following results of operations, we provide comparative pro forma results of operations for BOA for the three months ended March 31, 2020 as if we had acquired the business on January 1, 2020. The results of operations that follows include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. The operating results for BOA have been included in the consolidated results of operation from the date of acquisition in October 2020.

	Three months ended
	March 31, 2021		March 31, 2020
			Pro forma
Net sales	$36,452	100.0%	$26,508	100.0%
Gross profit	$22,764	62.4%	$15,544	58.6%
SG&A	$11,424	31.3%	$9,399	35.5%
Amortization expense	$3,836	10.5%	$3,810	14.4%
Operating income	$7,254	19.9%	$2,085	7.9%
Pro forma results of operations include the following pro form adjustments as if we had acquired BOA January 1, 2020:
•Amortization expense associated with the intangible assets recorded in connection with the purchase price allocation for BOA of $3.8 million for the three months ended March 31, 2020.
•Management fees that would have been payable to the Manager during each period.
Three months ended March 31, 2021 compared to pro forma three months ended March 31, 2020
Net sales
Net sales for the three months ended March 31, 2021 were $36.5 million as compared to net sales of $26.5 million for the three months ended March 31, 2020, an increase of $9.9 million, or 37.5%. This increase is due to underlying category and BOA momentum within key markets including Cycling, Outdoor and Golf. The two factors primarily impacting growth rates were consumer participation increases as well as accelerated production ordering due to longer lead times, resulting from overall global supply chain constraints.

Gross profit
Gross profit as a percentage of net sales was 62.4% in the three months ended March 31, 2021 as compared to 58.6% for the three months ended March 31, 2020. Growth in gross profit was driven by manufacturing overhead leverage, cost engineering and targeted price increases.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2021 was $11.4 million, or 31.3% of net sales compared to $9.4 million, or 35.5% of net sales for the comparable period in 2020. Selling general and administrative expense in the current quarter includes $1.1 million in integration services fees paid to CGM. The remainder of the increase in selling, general, and administrative expense is due to increased employee costs related to BOA's bonus plan.
Income from operations
Income from operations for the three months ended March 31, 2021 was $7.3 million, an increase of $5.2 million when compared to income from operations of $2.1 million for the same period in 2020, based on the factors described above.
Ergobaby

	Three months ended
	March 31, 2021		March 31, 2020
Net sales	$22,328	100.0%	$19,649	100.0%
Gross profit	$15,029	67.3%	$12,766	65.0%
SG&A	$10,925	48.9%	$9,256	47.1%
Operating income	$1,964	8.8%	$1,554	7.9%
Three months ended March 31, 2021 compared to three months ended March 31, 2020
Net sales
Net sales for the three months ended March 31, 2021 were $22.3 million, an increase of $2.7 million, or 13.6%, compared to the same period in 2020. During the three months ended March 31, 2021, international sales were approximately $13.5 million, representing an increase of $0.1 million over the corresponding period in 2020, primarily as a result of increased European online and key account sales offset by reduced distributor sales. Domestic sales were $8.8 million in the first quarter of 2021, reflecting an increase of $2.5 million compared to the corresponding period in 2020. The increase in domestic sales was primarily attributable to strong e-commerce and key accounts sales.
Gross profit
Gross profit as a percentage of net sales was 67.3% for the quarter ended March 31, 2021, as compared to 65.0% for the three months ended March 31, 2020. The increase in gross profit as a percentage of sales was due to the mix of sales channels.
Selling, general and administrative expense
Selling, general and administrative expense increased $1.7 million quarter over quarter, with expense of $10.9 million, or 48.9% of net sales for the three months ended March 31, 2021 as compared to $9.3 million or 47.1% of net sales for the same period of 2020. The increase in selling, general and administrative expense in the three months ended March 31, 2021 as compared to the comparable period in the prior year is due to increased variable expenses related to sales, payroll accruals, and timing of marketing expenses.
Income from operations
Income from operations for the three months ended March 31, 2021 increased $0.4 million, compared to the same period in 2020, based on the factors noted above.

Liberty Safe

	Three months ended
	March 31, 2021		March 31, 2020
Net sales	$31,478	100.0%	$24,960	100.0%
Gross profit	$8,897	28.3%	$6,607	26.5%
SG&A	$3,142	10.0%	$3,337	13.4%
Operating income	$5,630	17.9%	$3,145	12.6%
Three months ended March 31, 2021 compared to three months ended March 31, 2020
Net sales
Net sales for the quarter ended March 31, 2021 increased approximately $6.5 million, or 26.1%, to $31.5 million, compared to the corresponding quarter ended March 31, 2020. Non-Dealer sales were approximately $15.0 million in the three months ended March 31, 2021 as compared to $9.8 million in the quarter ended March 31, 2020. The increase in Non-Dealer sales of $5.2 million or 53% is attributable to strong performance in the Farm and Fleet channel. Dealer sales totaled approximately $16.5 million in the three months ended March 31, 2021 compared to $15.1 million in the same period in 2020, representing an increase of $1.4 million or 9%. The increase in Dealer sales reflects higher demand for safes that we believe corresponds with continued social, environmental, and political unrest and uncertainty in the United States.
Gross profit
Gross profit as a percentage of net sales totaled approximately 28.3% and 26.5% for the quarters ended March 31, 2021 and March 31, 2020, respectively. The increase in gross profit as a percentage of net sales during the three months ended March 31, 2021 compared to the same period in 2020 is primarily attributable to favorable operating efficiencies due to higher production volumes and reduced consumer rebates during the current quarter.
Selling, general and administrative expense
Selling, general and administrative expense was $3.1 million for the three months ended March 31, 2021 as compared to $3.3 million in selling, general and administrative expense in the three months ended March 31, 2020. The decrease in selling, general and administrative expense in the first quarter of 2021 is due to spending reductions in advertising and promotion in an effort to manage demand for safes, partially offset by an increase in professional fees. Selling, general and administrative expense represented 10.0% of net sales in the three months ended March 31, 2021 and 13.4% of net sales for the same period of 2020.
Income from operations
Income from operations increased during the three months ended March 31, 2021 to $5.6 million, as compared to $3.1 million in the corresponding period in 2020. This increase was a result of the factors noted above.
Marucci Sports
In the following results of operations, we provide comparative pro forma results of operations for Marucci for the three months ended March 31, 2020 as if we had acquired the business on January 1, 2020. The results of operations that follows include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. The operating results for Marucci have been included in the consolidated results of operation from the date of acquisition in April 2020.

	Three months ended
	March 31, 2021		March 31, 2020
			Pro forma
Net sales	$36,648	100.0%	$22,236	100.0%
Gross profit	$21,788	59.5%	$12,406	55.8%
SG&A	$9,454	25.8%	$7,812	35.1%
Amortization expense	$1,702	4.6%	$1,654	7.4%
Operating income	$10,507	28.7%	$2,815	12.7%

Pro forma results of operations include the following pro form adjustments as if we had acquired Marucci January 1, 2020:
•Amortization expense associated with the intangible assets recorded in connection with the purchase price allocation for Marucci of $1.2 million for the three months ended March 31, 2020.
•Management fees that would have been payable to the Manager during each period.
Three months ended March 31, 2021 compared to pro forma three months ended March 31, 2020
Net sales
Net sales for the three months ended March 31, 2021 were $36.6 million, an increase of $14.4 million as compared to net sales of $22.2 million for the three months ended March 31, 2020. The increase in net sales during the three months ended March 31, 2021 was primarily due to increased customer demand and market shares in many of Marucci's key product lines including aluminum and wood bats, batting gloves, and bags. The increased sales from these products occurred in both retail and direct channels. In the comparable prior year quarter, the shutdown of professional and youth baseball and softball in March as a response to the COVID-19 pandemic led to decreased demand for product at the end of the quarter.
Gross profit
Gross profit for the quarter ended March 31, 2021 increased $9.4 million as compared to the three months ended March 31, 2020. Gross profit as a percentage of net sales for the three months ended March 31, 2021 was 59.5%, as compared to gross profit as a percentage of sales of 55.8% for the three months ended March 31, 2020. The increase in gross profit as a percentage of net sales during the quarter ended March 31, 2021 is due to various factors including the increased prices of some of Marucci’s key products, a shift of product mix in favor of higher margin products, mainly its aluminum bats, and channel mix, with increased sales through Marucci's direct-to-consumer and e-commerce channels, which have higher margins than other sales channels.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2021 was $9.5 million, or 25.8% of net sales compared to $7.8 million, or 35.1% of net sales for the three months ended March 31, 2020. Selling, general and administrative expense for the three months ended March 31, 2021 includes $0.5 million in in integration service fees paid to CGM. The remainder of the increase in selling, general and administrative expense for the three months ended March 31, 2021 correlates to the increase in net sales, with increases in credit card expenses, royalties, commissions, business development fees, and other variable expenses.
Income from operations
Income from operations for the three months ended March 31, 2021 was $10.5 million, an increase of $7.7 million when compared to income from operations of $2.8 million for the same period in 2020, primarily as a result of the factors noted above.
Velocity Outdoor

	Three months ended
	March 31, 2021		March 31, 2020
Net sales	$65,632	100.0%	$30,390	100.0%
Gross profit	$21,156	32.2%	$7,943	26.1%
SG&A	$7,714	11.8%	$6,699	22.0%
Operating income (loss)	$11,034	16.8%	$(1,164)	(3.8)%
Three months ended March 31, 2021 compared to three months ended March 31, 2020
Net sales
Net sales for the three months ended March 31, 2021 were $65.6 million, an increase of $35.2 million or 116.0%, compared to the same period in 2020. The increase in net sales for the three months ended March 31, 2021 is primarily due to significant increase in consumer demand across all Velocity Outdoor product lines.

Gross profit
Gross profit for the quarter ended March 31, 2021 increased $13.2 million as compared to the quarter ended March 31, 2020. Gross profit as a percentage of net sales was 32.2% for the three months ended March 31, 2021 as compared to 26.1% in the three months ended March 31, 2020. The increase in gross profit as a percentage of net sales was primarily attributable to favorable sales product mix of airguns, archery equipment and consumables.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2021 was $7.7 million, or 11.8% of net sales compared to $6.7 million, or 22.0% of net sales for the three months ended March 31, 2020. The increase in selling, general and administrative expense for the three months ended March 31, 2021 is primarily related to volume driven expenses that correlate to the increase in sales, as well as additional investments in marketing.
Income (loss) from operations
Income from operations for the three months ended March 31, 2021 was $11.0 million, an increase of $12.2 million when compared to loss from operations of $1.2 million for the same period in 2020 based on the factors noted above.
Niche Industrial Businesses
Advanced Circuits

	Three months ended
	March 31, 2021		March 31, 2020
Net sales	$21,562	100.0%	$21,696	100.0%
Gross profit	$9,405	43.6%	$9,737	44.9%
SG&A	$3,775	17.5%	$3,790	17.5%
Operating income	$5,495	25.5%	$5,738	26.4%
Three months ended March 31, 2021 compared to three months ended March 31, 2020
Net sales
Net sales for the three months ended March 31, 2021 were $21.6 million, a decrease of approximately $0.1 million or 0.6% compared to the three months ended March 31, 2020. The decrease in net sales for the quarter ended March 31, 2021 as compared to the quarter ended March 31, 2020 was primarily due to decreased sales in Quick-Turn Small-Run PCBs of approximately $1.1 million, and Quick-Turn Production PCBs of approximately $0.4 million. This was partially offset by an increase in Long-Lead Time/Other of approximately $0.7 million and Subcontract of approximately $0.7 million.
Gross profit
Gross profit as a percentage of net sales decreased 130 basis points during the three months ended March 31, 2021 compared to the corresponding period in 2020 (43.6% at March 31, 2021 compared to 44.9% at March 31, 2020) primarily as a result of sales mix.
Selling, general and administrative expense
Selling, general and administrative expense was approximately $3.8 million in both the three months ended March 31, 2021 and the three months ended March 31, 2020. Selling, general and administrative expense represented 17.5% of net sales for the three months ended March 31, 2021 and 17.5% of net sales in the corresponding period in 2020.
Income from operations
Income from operations for the three months ended March 31, 2021 was approximately $5.5 million compared to $5.7 million in the same period in 2020, a decrease of approximately $0.2 million, principally as a result of the factors described above.

Altor Solutions

	Three months ended
	March 31, 2021		March 31, 2020
Net sales	$37,820	100.0%	$28,383	100.0%
Gross profit	$10,084	26.7%	$8,665	30.5%
SG&A	$3,736	9.9%	$2,907	10.2%
Operating income	$4,684	12.4%	$3,512	12.4%
Three months ended March 31, 2021 compared to three months ended March 31, 2020
Net sales
Net sales for the quarter ended March 31, 2021 were $37.8 million, an increase of $9.4 million, or 33.2%, compared to the quarter ended March 31, 2020. The increase in net sales during the quarter was primarily due to the acquisition of Polyfoam in July 2020.
Gross profit
Gross profit as a percentage of net sales was 26.7% and 30.5% for the three months ended March 31, 2021 and 2020, respectively. The decrease in gross profit as a percentage of net sales in the quarter ended March 31, 2021 was primarily due to labor wage increases in the fourth quarter of 2020 and margin dilution due to the acquisition of Polyfoam, which has historically had lower margins than the legacy business.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2021 was $3.7 million as compared to $2.9 million for the three months ended March 31, 2020, an increase of $0.8 million. The increase in selling, general and administrative expense in the first quarter of 2021 was primarily due to the acquisition of Polyfoam.
Income from operations
Income from operations was $4.7 million in the three months ended March 31, 2021, an increase of $1.2 million as compared to the three months ended March 31, 2020, based on the factors noted above.
Arnold

	Three months ended
	March 31, 2021		March 31, 2020
Net sales	$32,485	100.0%	$29,558	100.0%
Gross profit	$9,373	28.9%	$7,914	26.8%
SG&A	$5,442	16.8%	$5,326	18.0%
Operating income	$2,996	9.2%	$1,653	5.6%
Three months ended March 31, 2021 compared to three months ended March 31, 2020
Net sales
Net sales for the three months ended March 31, 2021 were approximately $32.5 million, an increase of $2.9 million compared to the same period in 2020. International sales were $11.1 million in the three months ended March 31, 2021 and $11.0 million in the three months ended March 31, 2020. The increase in net sales is primarily a result of increased demand in defense and industrial markets driven in part by the acquisition of Ramco Electric Motors, Inc. in March 2021.
Gross profit
Gross profit for the three months ended March 31, 2021 was approximately $9.4 million compared to approximately $7.9 million in the same period of 2020. Gross profit as a percentage of net sales increased to 28.9% for the quarter ended March 31, 2021 from 26.8% in the quarter ended March 31, 2020 principally due to increased volume and improved operational efficiencies.
Selling, general and administrative expense
Selling, general and administrative expense in the three months ended March 31, 2021 was $5.4 million, an increase in expense of approximately $0.1 million compared to $5.3 million for the three months ended March 31, 2020. Selling, general and administrative expense was 16.8% of net sales in the three months ended March 31, 2021 and 18.0% in the three months ended March 31, 2020.
Income from operations
Income from operations for the three months ended March 31, 2021 was approximately $3.0 million, an increase of $1.3 million when compared to the same period in 2020, as a result of the factors noted above.
Sterno

	Three months ended
	March 31, 2021		March 31, 2020
Net sales	$77,314	100.0%	$83,032	100.0%
Gross profit	$16,280	21.1%	$18,600	22.4%
SG&A	$7,618	9.9%	$8,953	10.8%
Operating income	$4,284	5.5%	$5,269	6.3%
Three months ended March 31, 2021 compared to three months ended March 31, 2020
Net sales
Net sales for the three months ended March 31, 2021 were approximately $77.3 million, a decrease of $5.7 million, or 6.9%, compared to the same period in 2020. The net sales variance reflects a decrease in sales at Sterno Products as a result of the effect of COVID-19 on the food service and hospitality industries during the current quarter. The decrease in sales at Sterno Products was offset by an increase in sales at Rimports, which has continued to see strong consumer demand for their products at the retail level.
Gross profit
Gross profit as a percentage of net sales decreased from 22.4% for the three months ended March 31, 2020 to 21.1% for the same period ended March 31, 2021. The decrease in gross profit in the first quarter of 2021 as compared to the first quarter of 2020 was primarily attributable to sales mix, additional reserves recorded in the first quarter of 2021 and the impact of absorbing overheads on the reduced sales volume at Sterno Products.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2021 was approximately $7.6 million as compared to $9.0 million for the three months ended March 31, 2020, a decrease of $1.3 million, reflecting lower salaries, commissions, and various cost savings initiatives implemented to address the effects of decreased demand from COVID-19. Selling, general and administrative expense represented 9.9% of net sales for the three months ended March 31, 2021 and 10.8% for the three months ended March 31, 2020.
Income from operations
Income from operations for the three months ended March 31, 2021 was approximately $4.3 million, a decrease of $1.0 million compared to the three months ended March 31, 2020 based on the factors noted above.

Liquidity and Capital Resources
Liquidity
At March 31, 2021, we had approximately $63.2 million of cash and cash equivalents on hand, a decrease of $7.6 million as compared to the year ended December 31, 2020. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. The change in cash and cash equivalents is as follows:
Operating Activities:

	Three months ended
(in thousands)	March 31, 2021	March 31, 2020
Cash provided by operating activities	$36,391	$33,986

For the three months ended March 31, 2021, cash flows provided by operating activities totaled approximately $36.4 million, which represents a $2.4 million increase compared to cash provided by operating activities of $34.0 million during the three-month period ended March 31, 2020. Cash used in operating activities for working capital for the three months ended March 31, 2021 was $22.2 million, as compared to cash provided by operating activities for working capital of $7.0 million for the three months ended March 31, 2020. We typically have a higher usage of cash for working capital in the first quarter of the year as most of our companies will build up inventories after the fourth quarter. In the current year, several of our businesses had higher inventory levels than normal given longer lead times due to supply chain issues. In the prior year, March of 2020 represented the onset of the COVID-19 pandemic and our businesses implemented a variety of steps to conserve cash and increase liquidity given the uncertainty in the economy, resulting in a lower usage of cash for working capital. The increase in cash used in operating activities for working capital in the current quarter is more typical of our liquidity usage, and also reflects the acquisition of Marucci Sports and BOA in the second and fourth quarter, respectively, of the prior year.
Investing Activities:

	Three months ended
(in thousands)	March 31, 2021	March 31, 2020
Cash used in investing activities	$(42,267)	$(6,646)

Cash flows used in investing activities for the three months ended March 31, 2021 totaled $42.3 million, compared to cash used in investing activities of $6.6 million in the same period of 2020. In the first quarter of 2021, our Arnold subsidiary acquired an add-on acquisition for $34.3 million. Our spending on capital expenditures increased $1.1 million quarter over quarter, with $7.7 million in capital expenditures in the three months ended March 31, 2021 and $6.6 million in capital expenditures in the three months ended March 31, 2020. The additional capital expenditures reflects our acquisitions of Marucci in the second quarter of 2020 and BOA in the fourth quarter of 2020. We expect capital expenditures for the full year of 2021 to be approximately $32 million to $41 million.
Financing Activities:

	Three months ended
(in thousands)	March 31, 2021	March 31, 2020
Cash provided by (used in) financing activities	$(1,493)	$164,385

Cash flows used in financing activities totaled approximately $1.5 million during the three months ended March 31, 2021 compared to cash flows provided by financing activities of $164.4 million during the three months ended March 31, 2020. During the first quarter of 2021, we completed an offering of $1,000.0 million of our 2029 Senior Notes, and used the proceeds to pay down our 2018 Revolving Credit Facility and pay off the existing 2026 Senior Notes. Financing activities in both periods reflect the payment of our common and preferred share distributions. During the three months ended March 31, 2021, we made a distribution to the Allocation Member of $5.2 million related to the five-year holding event of our Liberty and Ergobaby business, while in the prior year, we made a distribution to the Allocation Member of $9.1 million related to the five year Holding event for our Sterno business.
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
In the fourth quarter of 2020, we amended the Arnold intercompany credit agreement to increase the revolving credit commitment available under the credit agreement, and to remove the requirement to meet the financial covenants through September 30, 2021. All of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at March 31, 2021.
As of March 31, 2021, we had the following outstanding loans due from each of our businesses:

(in thousands)
5.11	$140,640
BOA	$102,599
Ergobaby	$33,593
Liberty	$26,707
Marucci	$28,375
Velocity Outdoor	$98,153
Advanced Circuits	$92,262
Altor	$85,737
Arnold	$76,392
Sterno	$238,131

Our primary source of cash is from the receipt of interest and principal on the outstanding loans to our businesses. Accordingly, we are dependent upon the earnings of and cash flow from these businesses, which are available for (i) operating expenses; (ii) payment of principal and interest under our 2021 Credit Facility and interest on our Senior Notes; (iii) payments to CGM due pursuant to the MSA and the LLC Agreement; (iv) cash distributions to our shareholders; and (v) investments in future acquisitions. Payments made under (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures.
Financing Arrangements
2021 Credit Facility
On March 23, 2021, we entered into a Second Amended and Restated Credit Agreement to amend and restate the 2018 Credit Facility. The 2021 Credit Facility provides for revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $600 million and also permits the Company, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. All amounts outstanding under the 2021 Revolving Credit Facility will become due on March 23, 2026, which is the maturity date of loans advanced under the Revolving Credit Facility.

2018 Credit Facility
In April 2018, we entered into an Amended and Restated Credit Agreement (the "2018 Credit Facility") to amend and restate the 2014 Credit Facility. The 2018 Credit Facility provided for (i) revolving loans, swing line loans and letters of credit (the “2018 Revolving Credit Facility”) up to a maximum aggregate amount of $600 million, and (ii) a $500 million term loan (the “2018 Term Loan”). The 2018 Credit Facility also permitted the Company, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. In 2019, we repaid the amounts due under the 2018 Term Loan. We used a portion of the proceeds from the issuance of the 2029 Notes offering to pay all amounts outstanding under the 2018 Revolving Credit Facility in March 2021.
We had $593.7 million in net availability under the 2021 Revolving Credit Facility at March 31, 2021. The outstanding borrowings under the 2018 Revolving Credit Facility include $1.3 million of outstanding letters of credit at March 31, 2021.
Senior Notes
On March 23, 2021, we consummated the issuance and sale of $1,000 million aggregate principal amount of our 5.250% 2029 Notes offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The Notes were issued pursuant to an indenture, dated as of March 23, 2021 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The Notes bear interest at the rate of 5.250% per annum and will mature on April 15, 2029. Interest on the Notes is payable in cash on April 15th and October 15th of each year. The 2029 Notes are general unsecured obligations of the Company and are not guaranteed by our subsidiaries.
The proceeds from the sale of the 2029 Notes was used to repay debt outstanding under the 2018 Credit Facility in connection with entering into the 2021 Credit Facility, as described above, and to redeem our 8.000% Senior Notes due 2026 (the “2026 Notes”).
The following table reflects required and actual financial ratios as of March 31, 2021 included as part of the affirmative covenants in our 2021 Credit Facility.

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Consolidated Fixed Charge Coverage Ratio	Greater than or equal to 1.50:1.0	4.97:1.0
Consolidated Senior Secured Leverage Ratio	Less than or equal to 3.50:1.0	0.00:1.0
Consolidated Total Leverage Ratio	Less than or equal to 5.00:1.0	2.98:1.0
Interest Expense
The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Three months ended March 31,
	2021	2020
Interest on credit facilities	$1,503	$249
Interest on Senior Notes	12,109	8,000
Unused fee on Revolving Credit Facility	223	400
Amortization of bond premium	(83)	—
Other interest expense	53	89
Interest income	—	(141)
Interest expense, net	$13,805	$8,597

The following table provides the effective interest rate of the Company’s outstanding long-term debt at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
Senior Notes (1)	7.57%	$1,600,000	7.92%	$600,000
Revolving Credit Facility	1.93%	5,000	2.13%	307,000
Unamortized premiums and debt issuance costs		(18,941)		(7,540)
Long-term debt		$1,586,059		$899,460
(1) On March 23, 2021, we issued $1,000 million in 5.250% Senior Notes, and used a portion of the proceeds to repay our 8.000% Senior Notes. The 8.000% Senior Notes were redeemed on April 1, 2021, and we paid interest on these through the date of settlement.

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
Adjusted EBITDA – Adjusted EBITDA is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by: (i) noncontrolling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting, due diligence, etc.) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805; (iii) management fees, which reflect fees due quarterly to our Manager in connection with our MSA, as well as Integration Services Fees paid by newly acquired companies; (iv) impairment charges, which reflect write downs to goodwill or other intangible assets; and (v) items of other income or expense that are material to a subsidiary and non-recurring in nature.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Three months ended March 31, 2021
	Corporate	5.11	BOA	Ergobaby	Liberty	Marucci Sports	Velocity Outdoor	ACI	Altor	Arnold	Sterno	Consolidated
Net income (loss)	$(8,781)	$1,999	5,544	$1,043	$3,475	$7,528	$5,225	$2,813	$2,215	$958	$(23)	$21,996
Adjusted for:
Provision (benefit) for income taxes	—	768	(707)	347	1,441	2,398	1,506	771	935	536	(475)	7,520
Interest expense, net	13,759	—	—	—	—	2	44	—	—	—	—	13,805
Intercompany interest	(18,707)	2,984	2,286	566	699	552	1,818	1,877	1,738	1,462	4,725	—
Depreciation and amortization	156	5,455	4,967	2,225	461	2,169	3,128	547	2,623	1,761	5,298	28,790
EBITDA	(13,573)	11,206	12,090	4,181	6,076	12,649	11,721	6,008	7,511	4,717	9,525	72,111
Other (income) expense	121	(12)	55	—	(6)	(2)	2,386	4	(264)	—	(55)	2,227
Noncontrolling shareholder compensation	—	628	560	404	7	275	262	124	257	—	254	2,771
Acquisition expenses	—	—	—	—	—	—	—	—	—	299	—	299
Integration services fee	—	—	1,100	—	—	500	—	—	—	—	—	1,600
Other	199	—	—	—	—	—	(2,300)	—	—	—	—	(2,101)
Management fees	9,485	250	250	125	125	125	125	125	188	125	125	11,048
Adjusted EBITDA	$(3,768)	$12,072	$14,055	$4,710	$6,202	$13,547	$12,194	$6,261	$7,692	$5,141	$9,849	$87,955

Adjusted EBITDA
Three months ended March 31, 2020
	Corporate	5.11	Ergobaby	Liberty	Velocity Outdoor	ACI	Altor	Arnold	Sterno	Consolidated
Net income (loss)	$(1,635)	$2,133	$903	$1,608	$(3,302)	$2,821	$1,369	$616	$367	$4,880
Adjusted for:
Provision (benefit) for income taxes	—	(1,864)	(7)	538	(453)	1,427	1,032	(454)	3	222
Interest expense, net	8,536	26	—	—	35	—	—	—	—	8,597
Intercompany interest	(17,732)	3,820	650	982	2,517	1,447	1,838	1,467	5,011	—
Depreciation and amortization	101	5,253	2,061	426	3,305	684	3,110	1,655	5,736	22,331
EBITDA	(10,730)	9,368	3,607	3,554	2,102	6,379	7,349	3,284	11,117	36,030
Other (income) expense	1	370	—	(4)	(18)	5	(790)	—	(225)	(661)
Noncontrolling shareholder compensation	—	515	207	7	650	124	258	16	278	2,055
Other	(1)	—	—	—	—	—	—	—	—	(1)
Management fees	7,432	250	125	125	125	125	188	125	125	8,620
Adjusted EBITDA	$(3,298)	$10,503	$3,939	$3,682	$2,859	$6,633	$7,005	$3,425	$11,295	$46,043

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

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Net income	$21,996	$4,880
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	28,104	21,806
Amortization of debt issuance costs, discount and premium	603	525
Noncontrolling shareholder charges	2,771	2,055
Provision for receivable and inventory reserves	3,501	883
Deferred taxes	1,561	(2,692)
Other	11	(515)
Changes in operating assets and liabilities	(22,156)	7,044
Net cash provided by operating activities	36,391	33,986
Plus:
Unused fee on revolving credit facility	223	400
Integration services fee (1)	1,600	—
Successful acquisition costs	299	—
Changes in operating assets and liabilities	22,156	—
Less:
Changes in operating assets and liabilities	—	7,044
Maintenance capital expenditures: (2)
Compass Group Diversified Holdings LLC	—	—
5.11	499	174
BOA	221	—
Advanced Circuits	155	17
Altor Solutions	582	526
Arnold	1,001	1,060
Ergobaby	—	98
Liberty	47	186
Marucci Sports	614	—
Sterno	884	326
Velocity Outdoor	876	873
Other	3,501	883
Preferred share distribution	6,045	5,542
Estimated cash flow available for distribution and reinvestment	$46,244	$17,657

Distribution paid in April 2021/2020	$(23,364)	$(21,564)
(1) Represents fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership, payable quarterly.
(2)    Represents maintenance capital expenditures that were funded from operating cash flow, net of proceeds from the sale of property, plant and equipment, and excludes growth capital expenditures of approximately $2.8 million for the three months ended March 31, 2021 and $3.3 million for the three months ended March 31, 2020.

Seasonality
Earnings of certain of our operating segments are seasonal in nature due to various recurring events, holidays and seasonal weather patterns, as well as the timing of our acquisitions during a given year. Historically, the third and fourth quarter produce the highest net sales during our fiscal year.
Related Party Transactions
Management Services Agreement
We entered into the MSA with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for the Company in exchange for a management fee paid quarterly and equal to 0.5% of the Company's adjusted net assets, as defined in the MSA. In March 2020, as a proactive measure to provide the Company with additional cash liquidity in light of the COVID-19 pandemic, the Company elected to draw down $200 million on our 2018 Revolving Credit Facility. The Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the Company as of March 31, 2020. In addition, as a result of an expected decline in earnings and cash flows in the second quarter of 2020, CGM agreed to waive 50% of the management fee calculated at June 30, 2020 that was paid in July 2020. Further, for the third quarter of 2020, the Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the Company as of September 30, 2020. CGM has also entered into a waiver of the MSA for a period through December 31, 2021 to receive a 1% annual management fee related to BOA, rather than the 2% called for under the MSA. In the first quarter of 2021, the Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee related to the amount of the proceeds deposited with the Trustee that is in excess of the amount payable related to the 2026 Senior Notes at March 31, 2021.
Integrations Services Agreements
Marucci Sports, which was acquired in April 2020, entered into an ISA with CGM whereby Marucci will pay an integration service fee of $2.0 million quarterly over a twelve month period as services are rendered beginning in the quarter ended September 30, 2020. BOA, which was acquired in October 2020, entered into an Integration Services Agreement ("ISA") with CGM whereby BOA will pay CGM an integration service fee of $4.4 million quarterly over a twelve month period as services are rendered, beginning in the quarter ended December 31, 2020. Under the ISAs, CGM provides services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act of 2002, as amended, and align the acquired entity's policies and procedures with our other subsidiaries.
Profit Allocation Payments
The ten-year anniversary of Liberty occurred in March 2020 and the ten-year anniversary of Ergobaby occurred in September 2020. Both of these represented a Holding Event, and the holders of the Allocation Interests elected to defer the distribution until after the end of 2020. The profit allocation payment of $3.3 million related to the Liberty Holding Event and the profit allocation of $2.0 million related to the Ergobaby Holding Event were both paid in January 2021.
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the three months ended March 31, 2021, 5.11 purchased approximately $0.4 million in inventory from the vendor.
BOA
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA had approximately $9.8 million in purchases from this supplier during the three months ended March 31, 2021.
Off-Balance Sheet Arrangements
We have no special purpose entities or off-balance sheet arrangements.

Contractual Obligations
Long-term contractual obligations, except for our long-term debt obligations and operating lease liabilities, are generally not recognized in our consolidated balance sheet. Contractual obligations associated with ongoing business and financing activities will require cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments as of December 31, 2020 was provided in the Company's annual report on Form 10-K for the year ended December 31, 2020. The only significant change related to our contractual obligations since December 31, 2020 relates to our long-term debt obligations. In March 2021, we issued our 2029 Senior Notes, resulting in proceeds of $1,000 million, which were used to repay the $600 million principal amount outstanding on our 2026 Senior Notes on April 1, 2021, and to repay our 2018 Revolving Credit Facility. The 2029 Senior Notes pay interest at 5.250%, as opposed to the 2026 Senior Notes which paid interest at 8.000%.
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
Except as set forth below, our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended December 31, 2020, as filed with the SEC on February 24, 2021.
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
We use a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment testing. The qualitative factors we consider include, in part, the general macroeconomic environment, industry and market specific conditions for each reporting unit, financial performance including actual versus planned results and results of relevant prior periods, operating costs and cost impacts, as well as issues or events specific to the reporting unit. If qualitative factors are not sufficient to determine that the fair value of a reporting unit is more likely than not to exceed its carrying value, we will perform a quantitative test of the reporting unit whereby we estimate the fair value of the reporting unit using an income approach or market approach, or a weighting of the two methods. Under the income approach, we estimate the fair value of our reporting unit based on the present value of future cash flows. Cash flow projections are based on management's estimate of revenue growth rates and operating margins and take into consideration industry and market conditions as well as company specific economic factors. The discount rate used is based on the weighted average cost of capital adjusted for the relevant risk associated with the business and the uncertainty associated with the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimate fair value based on market multiples of revenue and earnings derived from comparable public companies with operating characteristics that are similar to the reporting unit. When market comparables are not meaningful or available, we estimate the fair value of the reporting unit using only the income approach.
2021 Annual Impairment Testing - For our annual impairment testing at March 31, 2021, we performed a qualitative assessment of our reporting units. The qualitative factors we consider include, in part, the general macroeconomic environment, industry and market specific conditions for each reporting unit, financial performance including actual versus planned results and results of relevant prior periods, operating costs and cost impacts, as well as issues or events specific to the reporting unit. As a result of the current COVID-19 pandemic, we have considered how we expect COVID-19 to impact our future operating results and short and long term financial condition as part of our qualitative assessment, including the effects on our end customers, potential short-term supply chain constraints, and the continued restrictions imposed by government and regulatory authorities. The results of the qualitative analysis indicated that it was more-likely-than-not that the fair value of each of our reporting units except Arnold exceeded their carrying value. Based on our analysis, we determined that the Arnold operating segment required quantitative testing because we could not conclude that the fair value of this reporting unit significantly exceeded the carrying value based on qualitative factors alone.
We performed the quantitative tests of Arnold using an income approach to determine the fair value of the reporting units. We do not believe that the market approach results in relevant data points for market multiples or data from comparable companies since most of Arnold's competitors are privately held and do not publish data that can be used in an income approach. In developing the prospective financial information used in the income approach, we considered recent market conditions, taking into consideration the uncertainty associated with the COVID-19 pandemic and its economic fallout. The prospective financial information considers reporting unit specific facts and circumstances and is our best estimate of operational results and cash flows for the Arnold reporting unit as of the date of our impairment testing. The discount rate used in the income approach was 13.0%, and the results of the quantitative impairment testing indicated that the fair value of the Arnold reporting unit exceeded the carrying value by approximately 272%. The prospective financial information that is used to determine the fair values of the Arnold reporting unit requires us to make assumptions regarding future operational results including revenue growth rates and gross margins. If we do not achieve the forecasted revenue growth rates and gross margins, the results of the quantitative testing could change, potentially leading to additional testing and impairment at the reporting unit that was tested quantitatively.
Indefinite-lived intangible assets
We use a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. Our indefinite-lived intangible assets consist of trade names with a carrying value of approximately $60.0 million. The results of the qualitative analysis of our reporting unit's indefinite-lived intangible assets, which we completed as of March 31, 2021, indicated that the fair value of the indefinite lived intangible assets exceeded their carrying value.
Recent Accounting Pronouncements
Refer to Note A - "Presentation and Principles of Consolidation" of the condensed consolidated financial statements for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk since December 31, 2020. For a further discussion of our exposure to market risk, refer to the section entitled "Quantitative and Qualitative Disclosures about Market Risk" that was disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 24, 2021.

ITEM 4. CONTROLS AND PROCEDURES
As required by Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15(b), Holdings’ Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2021. Based on that evaluation, the Holdings’ Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of March 31, 2021.

There have been no material changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There have been no material changes to those legal proceedings associated with the Company’s and Holdings’ business together with legal proceedings for the businesses discussed in the section entitled "Legal Proceedings" that was disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 24, 2021.
ITEM 1A. RISK FACTORS
The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and should not be considered the only risks to which we are exposed. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition. We believe there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1
Indenture between Compass Group Diversified Holdings LLC and U.S. Bank National Association, dated as of March 23, 2021 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on March 23, 2021 (File No. 000-34927)).

10.1
Second Amended and Restated Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Bank of America, N.A., dated as of March 23, 2021 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 23, 2021 (File No. 000-34927).

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
Date: April 29, 2021
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: April 29, 2021

EXHIBIT INDEX

Exhibit Number	Description

4.1
Indenture between Compass Group Diversified Holdings LLC and U.S. Bank National Association, dated as of March 23, 2021 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on March 23, 2021 (File No. 000-34927)).

10.1
Second Amended and Restated Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Bank of America, N.A., dated as of March 23, 2021 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 23, 2021 (File No. 000-34927).

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