Form 10-Q
period 2021-06-30
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2021-07-29
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Net availability under the 2021
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

As of July 28, 2021, there were 64,900,000 Trust common shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2021

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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, contains both historical and forward-looking statements. We may, in some cases, use words such as "project," "predict," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could," "potentially," "may," or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. All statements other than statements of historical or current fact are “forward-looking statements” for purposes of federal and state securities laws. Forward looking statements include, among other things, (i) statements as to our future performance or liquidity, such as expectations for our results of operation, net income, adjusted EBITDA, and ability to make quarterly distributions and (ii) our plans, strategies and objectives for future operations, including our planned capital expenditures and potential tax reclassification. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the SEC, including, but not limited to, those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the United States Securities and Exchange Commission (“SEC”) on February 24, 2021, as such factors may be updated from time to time in our filings with the SEC. Many of these risks and uncertainties are beyond our control. Important factors that could cause our actual results, performance and achievements to differ materially from those estimates or projections contained in our forward-looking statements include, among other things:
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
•the impact of any potential tax reclassifications of the Trust;
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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
(in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$110,166	$70,744
Accounts receivable, net	231,369	232,507
Inventories, net	387,262	363,373
Prepaid expenses and other current assets	43,803	41,743
Total current assets	772,600	708,367
Property, plant and equipment, net	176,228	172,669
Goodwill	786,251	766,003
Intangible assets, net	802,198	837,165
Other non-current assets	123,870	114,314
Total assets	$2,661,147	$2,598,518

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$90,375	$101,671
Accrued expenses	177,959	152,127
Due to related party	11,299	10,238
Other current liabilities	33,514	30,679
Total current liabilities	313,147	294,715
Deferred income taxes	85,509	83,541
Long-term debt	988,349	899,460
Other non-current liabilities	101,145	100,654
Total liabilities	1,488,150	1,378,370

Commitments and contingencies

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 12,600 shares issued and outstanding at June 30, 2021 and December 31, 2020
Series A preferred shares, no par value; 4,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	96,417	96,417
Series B preferred shares, no par value; 4,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	96,504	96,504
Series C preferred shares, no par value; 4,600 shares issued and outstanding at June 30, 2021 and December 31, 2020	110,997	110,997
Trust common shares, no par value, 500,000 authorized; 64,900 shares issued and outstanding at June 30, 2021 and December 31, 2020	1,008,564	1,008,564
Accumulated other comprehensive income (loss)	50	(1,456)
Accumulated deficit	(270,671)	(211,002)
Total stockholders’ equity attributable to Holdings	1,041,861	1,100,024
Noncontrolling interest	131,136	120,124
Total stockholders’ equity	1,172,997	1,220,148
Total liabilities and stockholders’ equity	$2,661,147	$2,598,518
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net revenues	$487,438	$333,627	$949,034	$667,076
Cost of revenues	294,683	216,224	569,430	430,185
Gross profit	192,755	117,403	379,604	236,891
Operating expenses:
Selling, general and administrative expense	114,022	84,014	224,990	167,814
Management fees	11,308	5,157	22,356	13,777
Amortization expense	18,847	14,779	37,446	28,284
Operating income	48,578	13,453	94,812	27,016
Other income (expense):
Interest expense, net	(14,947)	(11,174)	(28,752)	(19,771)
Amortization of debt issuance costs	(722)	(610)	(1,408)	(1,135)
Loss on debt extinguishment	(33,305)	—	(33,305)	—
Other income (expense), net	(663)	(2,386)	(2,890)	(1,725)
Income (loss) before income taxes	(1,059)	(717)	28,457	4,385
Provision for income taxes	10,192	6,649	17,712	6,871
Net income (loss)	(11,251)	(7,366)	10,745	(2,486)
Less: Net income attributable to noncontrolling interest	3,379	1,071	6,381	2,286
Net income (loss) attributable to Holdings	$(14,630)	$(8,437)	$4,364	$(4,772)

Basic income (loss) per common share attributable to Holdings (refer to Note I)	$(0.38)	$(0.30)	$(0.29)	$(0.50)

Basic weighted average number of shares of common shares outstanding	64,900	62,844	64,900	61,364

Cash distributions declared per Trust common share (refer to Note I)	$0.36	$0.36	$0.72	$0.72

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020

Net income (loss)	$(11,251)	$(7,366)	$10,745	$(2,486)
Other comprehensive income (loss)
Foreign currency translation adjustments	886	167	605	(1,951)
Pension benefit liability, net	138	(238)	901	356
Other comprehensive income (loss)	1,024	(71)	1,506	(1,595)
Total comprehensive income (loss), net of tax	(10,227)	(7,437)	12,251	(4,081)
Less: Net income attributable to noncontrolling interests	3,379	1,071	6,381	2,286
Less: Other comprehensive income (loss) attributable to noncontrolling interests	23	(5)	26	(22)
Total comprehensive income (loss) attributable to Holdings, net of tax	$(13,629)	$(8,503)	$5,844	$(6,345)

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares			Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Total Stockholders’ Equity
	Series A	Series B	Series C
Balance — April 1, 2020	$96,417	$96,504	$110,997	$924,680	$(141,866)	$(5,457)	$1,081,275	$53,808	$1,135,083
Net income (loss)	—	—	—	—	(8,437)	—	(8,437)	1,071	(7,366)
Total comprehensive loss, net	—	—	—	—	—	(71)	(71)	—	(71)
Issuance of trust common shares, net of offering costs	—	—	—	83,908	—	—	83,908	—	83,908
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	1,890	1,890
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	180	180
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(260)	(260)
Acquisition of Marucci Sports	—	—	—	—	—	—	—	11,127	11,127
Distributions paid - Trust Common Shares	—	—	—	—	(21,564)	—	(21,564)	—	(21,564)
Distributions paid - Trust Preferred Shares	—	—	—	—	(6,045)	—	(6,045)	—	(6,045)
Balance — June 30, 2020	$96,417	$96,504	$110,997	$1,008,588	$(177,912)	$(5,528)	$1,129,066	$67,816	$1,196,882

Balance — April 1, 2021	$96,417	$96,504	$110,997	$1,008,564	$(226,631)	$(974)	$1,084,877	$125,967	$1,210,844
Net income (loss)	—	—		—	(14,630)	—	(14,630)	3,379	(11,251)
Total comprehensive income, net	—	—		—	—	1,024	1,024	—	1,024
Option activity attributable to noncontrolling shareholders	—	—		—	—	—	—	2,847	2,847
Effect of subsidiary stock option exercise	—	—		—	—	—	—	315	315
Purchase of noncontrolling interest	—	—		—	—	—	—	(1,372)	(1,372)
Distributions paid - Trust Common Shares	—	—	—	—	(23,364)	—	(23,364)	—	(23,364)
Distributions paid - Trust Preferred Shares	—	—	—	—	(6,046)	—	(6,046)	—	(6,046)
Balance — June 30, 2021	$96,417	$96,504	$110,997	$1,008,564	$(270,671)	$50	$1,041,861	$131,136	$1,172,997

(in thousands)	Trust Preferred Shares			Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Total Stockholders’ Equity
	Series A	Series B	Series C
Balance — January 1, 2020	$96,417	$96,504	$110,997	$924,680	$(109,338)	$(3,933)	$1,115,327	$50,548	$1,165,875
Net income (loss)	—	—	—	—	(4,772)	—	(4,772)	2,286	(2,486)
Total comprehensive loss, net	—	—	—	—	—	(1,595)	(1,595)	—	(1,595)
Issuance of trust common shares, net of offering costs	—	—	—	83,908	—	—	83,908	—	83,908
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	3,945	3,945
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	253	253
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(343)	(343)
Acquisition of Marucci Sports	—	—	—	—	—	—	—	11,127	11,127
Distributions paid - Allocation interests	—	—	—	—	(9,087)	—	(9,087)	—	(9,087)
Distributions paid - Trust Common Shares	—	—	—	—	(43,128)	—	(43,128)	—	(43,128)
Distributions paid - Trust Preferred Shares	—	—	—	—	(11,587)	—	(11,587)	—	(11,587)
Balance — June 30, 2020	$96,417	$96,504	$110,997	$1,008,588	$(177,912)	$(5,528)	$1,129,066	$67,816	$1,196,882

Balance — January 1, 2021	$96,417	$96,504	$110,997	$1,008,564	$(211,002)	$(1,456)	$1,100,024	$120,124	$1,220,148
Net income	—	—	—	—	4,364	—	4,364	6,381	10,745
Total comprehensive income, net	—	—	—	—	—	1,506	1,506	—	1,506
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	5,618	5,618
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	385	385
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(1,372)	(1,372)
Distributions paid - Allocation Interests	—	—	—	—	(5,214)	—	(5,214)	—	(5,214)
Distributions paid - Trust Common Shares	—	—	—	—	(46,728)	—	(46,728)	—	(46,728)
Distributions paid - Trust Preferred Shares	—	—	—	—	(12,091)	—	(12,091)	—	(12,091)
Balance — June 30, 2021	$96,417	$96,504	$110,997	$1,008,564	$(270,671)	$50	$1,041,861	$131,136	$1,172,997
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$10,745	$(2,486)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	19,433	16,902
Amortization expense	37,446	31,284
Amortization of debt issuance costs and premium	1,325	1,079
Loss on debt extinguishment	33,305	—
Noncontrolling stockholder stock based compensation	5,618	3,945
Provision for receivable and inventory reserves	3,526	2,519
Deferred taxes	1,715	(5,933)
Other	2,030	1,155
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,143	8,780
Inventories	(24,082)	11,236
Other current and non-current assets	(4,705)	1,991
Accounts payable and accrued expenses	19,935	17,858
Cash provided by operating activities	109,434	88,330
Cash flows from investing activities:
Acquisitions, net of cash acquired	(34,163)	(200,720)
Purchases of property and equipment	(17,847)	(12,168)
Other investing activities	(686)	(102)
Cash used in investing activities	(52,696)	(212,990)
Cash flows from financing activities:
Proceeds from issuance of Trust common shares, net	—	83,908
Borrowings under credit facility	179,000	200,000
Repayments under credit facility	(486,000)	(200,000)
Proceeds from issuance of Senior Notes	1,000,000	202,000
Redemption of Senior Notes	(627,688)	—
Distributions paid - common shares	(46,728)	(43,128)
Distributions paid - preferred shares	(12,091)	(11,587)
Distributions paid - allocation interests	(5,214)	(9,087)
Net proceeds provided by noncontrolling shareholders - acquisition	—	11,127
Net proceeds provided by noncontrolling shareholders	385	253
Purchase of noncontrolling interest	(1,372)	(343)
Debt issuance costs	(17,389)	(3,180)
Other	(227)	632
Net cash (used in) provided by financing activities	(17,324)	230,595
Foreign currency impact on cash	8	(1,021)
Net increase in cash and cash equivalents	39,422	104,914
Cash and cash equivalents — beginning of period	70,744	100,314
Cash and cash equivalents — end of period	$110,166	$205,228
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2021

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
The Company is a controlling owner of ten businesses, or reportable operating segments, at June 30, 2021. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Liberty Safe and Security Products, Inc. ("Liberty Safe" or "Liberty"), Marucci Sports, LLC ("Marucci Sports" or "Marucci"), Velocity Outdoor, Inc. (formerly Crosman Corp.) ("Velocity Outdoor" or "Velocity"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold"), FFI Compass, Inc. ("Altor Solutions" or "Altor") (formerly "Foam Fabricators"), and The Sterno Group, LLC ("Sterno"). Refer to Note D - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability company ("CGM" or the "Manager"), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a Management Services Agreement ("MSA").
Basis of Presentation
The condensed consolidated financial statements for the three and six month periods ended June 30, 2021 and June 30, 2020 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
Unaudited pro forma information
The following unaudited pro forma data for the three months and six months ended June 30, 2020 gives effect to the acquisitions of Marucci and BOA, as described above, as if the acquisitions had been completed as of January 1, 2020. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Three months ended	Six months ended
(in thousands, except per share data)	June 30, 2020	June 30, 2020
Net sales	358,416	740,609
Gross profit	131,695	278,925
Operating income	11,580	28,061
Net loss from continuing operations	(12,921)	(10,631)
Net loss from continuing operations attributable to Holdings	(14,180)	(13,510)
Basic and fully diluted net loss per share attributable to Holdings	(0.39)	(0.65)
Other acquisitions
Arnold
On March 1, 2021, Arnold acquired Ramco Electric Motors, Inc. ("Ramco"), a manufacturer of stators, rotors and full electric motors, for a purchase price of approximately $34.3 million. The acquisition and related transaction costs were funded through an additional equity investment in Arnold by the Company of $35.5 million. Ramco was founded in 1987 and is based in Greenville, Ohio. Ramco supplies their custom electric motor solutions for general industrial, aerospace and defense, and oil and gas end-markets. Ramco’s complementary product portfolio will allow Arnold to be able to offer more comprehensive, turnkey solutions to their customers. The excess purchase price over net assets acquired has been recorded as goodwill of $22.3 million on a preliminary basis at June 30, 2021.
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

The following tables provide disaggregation of revenue by reportable segment geography for the three and six months ended June 30, 2021 and 2020 (in thousands):

Three months ended June 30, 2021
	5.11	BOA	Ergo	Liberty	Marucci	Velocity	ACI	Altor	Arnold	Sterno	Total
United States	$91,464	$14,736	$9,092	$32,808	$24,365	$56,304	$22,465	$34,783	$22,095	$85,428	$393,540
Canada	2,764	346	1,108	640	135	2,901	—	—	212	3,259	11,365
Europe	6,486	16,988	8,483	—	29	2,559	—	—	7,810	448	42,803
Asia Pacific	4,068	11,976	8,159	—	106	505	—	—	1,951	90	26,855
Other international	5,251	39	114	—	5	1,089	—	5,857	488	32	12,875
	$110,033	$44,085	$26,956	$33,448	$24,640	$63,358	$22,465	$40,640	$32,556	$89,257	$487,438

Three months ended June 30, 2020
	5.11	Ergo	Liberty	Marucci	Velocity	ACI	Altor	Arnold	Sterno	Total
United States	$70,677	$7,100	$23,467	$5,035	$41,900	$22,956	$20,873	$15,293	$73,913	$281,214
Canada	1,791	1,016	986	16	2,852	—	—	83	3,143	9,887
Europe	7,245	6,812	—	4	1,774	—	—	7,282	165	23,282
Asia Pacific	3,882	5,007	—	199	188	—	—	1,153	6	10,435
Other international	4,040	109	—	2	507	—	3,556	459	136	8,809
	$87,635	$20,044	$24,453	$5,256	$47,221	$22,956	$24,429	$24,270	$77,363	$333,627

Six months ended June 30, 2021
	5.11	BOA	Ergo	Liberty	Marucci	Velocity	ACI	Altor	Arnold	Sterno	Total
United States	$172,247	$28,817	$17,891	$63,411	$60,461	$114,573	$44,027	$67,527	$43,456	$159,453	$771,863
Canada	5,318	570	1,862	1,488	476	6,124	—	—	417	6,259	22,514
Europe	13,641	30,338	15,828	—	58	5,080	—	—	16,668	697	82,310
Asia Pacific	7,881	20,704	13,420	—	288	781	—	—	3,244	105	46,423
Other international	10,823	108	283	27	5	2,432	—	10,933	1,256	57	25,924
	$209,910	$80,537	$49,284	$64,926	$61,288	$128,990	$44,027	$78,460	$65,041	$166,571	$949,034

Six months ended June 30, 2020
	5.11	Ergo	Liberty	Marucci	Velocity	ACI	Altor	Arnold	Sterno	Total
United States	$143,104	$13,358	$48,123	$5,035	$67,779	$44,652	$44,460	$33,856	$153,928	$554,295
Canada	3,265	1,716	1,290	16	4,772	—	—	239	6,071	17,369
Europe	13,552	12,599	—	4	3,472	—	—	15,610	223	45,460
Asia Pacific	7,393	10,910	—	199	434	—	—	2,548	34	21,518
Other international	16,102	1,110	—	2	1,154	—	8,352	1,575	139	28,434
	$183,416	$39,693	$49,413	$5,256	$77,611	$44,652	$52,812	$53,828	$160,395	$667,076
Note D — Operating Segment Data
At June 30, 2021, the Company had ten reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:

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
Summary of Operating Segments

Net Revenues	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020

5.11	$110,033	$87,635	$209,910	$183,416
BOA	44,085	—	80,537	—
Ergobaby	26,956	20,044	49,284	39,693
Liberty	33,448	24,453	64,926	49,413
Marucci	24,640	5,256	61,288	5,256
Velocity Outdoor	63,358	47,221	128,990	77,611
ACI	22,465	22,956	44,027	44,652
Altor	40,640	24,429	78,460	52,812
Arnold	32,556	24,270	65,041	53,828
Sterno	89,257	77,363	166,571	160,395
Total segment revenue	487,438	333,627	949,034	667,076
Corporate and other	—	—	—	—
Total consolidated revenues	$487,438	$333,627	$949,034	$667,076

Segment profit (loss) (1)	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020

5.11	$11,969	$4,702	$17,805	$9,288
BOA	11,453	—	18,707	—
Ergobaby	3,754	2,026	5,718	3,580
Liberty	5,903	3,400	11,533	6,545
Marucci	1,180	(7,743)	11,687	(7,743)
Velocity Outdoor	9,100	3,998	20,134	2,834
ACI	6,324	6,329	11,819	12,067
Altor	3,548	2,847	8,232	6,359
Arnold	2,497	1,443	5,493	3,096
Sterno	6,578	3,963	10,862	9,232
Total	62,306	20,965	121,990	45,258
Reconciliation of segment profit (loss) to consolidated net income before income taxes:
Interest expense, net	(14,947)	(11,174)	(28,752)	(19,771)
Other income (expense), net	(663)	(2,386)	(2,890)	(1,725)
Corporate and other (2)	(47,755)	(8,122)	(61,891)	(19,377)
Total consolidated income (loss) before income taxes	$(1,059)	$(717)	$28,457	$4,385

(1)Segment profit (loss) represents operating income (loss).
(2)Primarily relates to management fees expensed and payable to CGM, the loss on debt extinguishment recognized in 2021 and corporate overhead expenses.

Depreciation and Amortization Expense	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020

5.11	$5,343	$5,286	$10,701	$10,438
BOA	4,846	—	9,736	—
Ergobaby	2,095	2,038	4,312	4,091
Liberty	467	415	908	821
Marucci	2,024	4,687	4,163	4,687
Velocity Outdoor	3,145	3,113	6,218	6,360
ACI	524	626	1,041	1,272
Altor	3,134	2,935	5,697	5,982
Arnold	2,016	1,641	3,737	3,272
Sterno	5,181	5,639	10,366	11,263
Total	28,775	26,380	56,879	48,186
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs and bond premium	722	554	1,325	1,079
Consolidated total	$29,497	$26,934	$58,204	$49,265

	Accounts Receivable		Identifiable Assets
	June 30,	December 31,	June 30,	December 31,
(in thousands)	2021	2020	2021 (1)	2020 (1)
5.11	$48,956	$50,082	$356,736	$354,033
BOA	3,046	1,492	263,590	269,438
Ergobaby	9,086	5,034	88,928	91,293
Liberty	20,615	18,877	39,209	35,858
Marucci	14,226	10,172	121,952	129,116
Velocity Outdoor	40,279	40,126	208,702	191,180
ACI	8,350	7,252	24,799	28,932
Altor	34,332	34,088	161,610	164,800
Arnold	18,650	13,237	86,542	75,958
Sterno	52,066	70,467	239,369	251,307
Allowance for doubtful accounts	(18,237)	(18,320)	—	—
Total	231,369	232,507	1,591,437	1,591,915
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	52,090	8,093
Consolidated total	$231,369	$232,507	$1,643,527	$1,600,008

(1)Does not include accounts receivable balances per schedule above or goodwill balances - refer to Note F - "Goodwill and Other Intangible Assets".

Note E — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Machinery and equipment	$229,691	$217,639
Furniture, fixtures and other	50,715	48,251
Leasehold improvements	52,362	51,663
Buildings and land	13,321	10,817
Construction in process	19,489	15,713
	365,578	344,083
Less: accumulated depreciation	(189,350)	(171,414)
Total	$176,228	$172,669
Depreciation expense was $9.9 million and $19.4 million for the three and six months ended June 30, 2021, respectively and $8.6 million and $16.9 million for the three and six months ended June 30, 2020, respectively.
Inventory
Inventory is comprised of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$90,944	$81,357
Work-in-process	15,938	14,979
Finished goods	307,543	289,035
Less: obsolescence reserve	(27,163)	(21,998)
Total	$387,262	$363,373

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
A summary of the net carrying value of goodwill at June 30, 2021 and December 31, 2020, is as follows (in thousands):

	Six months ended June 30, 2021	Year ended December 31, 2020
Goodwill - gross carrying amount	$843,996	$823,748
Accumulated impairment losses	(57,745)	(57,745)
Goodwill - net carrying amount	$786,251	$766,003
The following is a reconciliation of the change in the carrying value of goodwill for the six months ended June 30, 2021 by operating segment (in thousands):

	Balance at January 1, 2021	Acquisitions	Balance at June 30, 2021
5.11	$92,966	$—	$92,966
BOA	254,153	—	254,153
Ergobaby	63,531	(2,083)	61,448
Liberty	32,828	—	32,828
Marucci	68,170	—	68,170
Velocity Outdoor	30,079	—	30,079
ACI	58,019	—	58,019
Altor	75,369	—	75,369
Arnold	26,903	22,331	49,234
Sterno	55,336	—	55,336
Corporate (1)	8,649	—	8,649
Total	$766,003	$20,248	$786,251
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
Other intangible assets are comprised of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$548,262	$(209,871)	$338,391	$548,262	$(191,142)	$357,120
Technology and patents	162,608	(41,931)	120,677	155,392	(35,552)	119,840
Trade names, subject to amortization	358,827	(77,198)	281,629	358,818	(65,318)	293,500
Licensing and non-compete agreements	7,642	(7,576)	66	7,642	(7,422)	220
Distributor relations and other	2,476	(1,026)	1,450	726	(726)	—
Total	1,079,815	(337,602)	742,213	1,070,840	(300,160)	770,680
Trade names, not subject to amortization	59,985	—	59,985	59,985	—	59,985
In-process research and development (1)	—	—	—	6,500	—	6,500
Total intangibles, net	$1,139,800	$(337,602)	$802,198	$1,137,325	$(300,160)	$837,165
(1) In-process research and development is considered indefinite lived until the underlying technology becomes viable, at which point the intangible asset will be amortized over the expected useful life. The Company determined that the in-process research and development technology asset acquired in the BOA acquisition achieved viability in the second quarter of 2021, and will be amortized over a ten-year period.
Amortization expense related to intangible assets was $18.8 million and $37.4 million for the three and six months ended June 30, 2021, respectively and $14.8 million and $28.3 million for the three and six months ended June 30, 2020, respectively.
Estimated charges to amortization expense of intangible assets for the remainder of 2021 and the next four years, is as follows (in thousands):

2021	2022	2023	2024	2025

$36,987	$72,428	$71,985	$70,223	$64,935
Note G — Warranties
The Company’s Ergobaby, Liberty, Marucci, BOA and Velocity Outdoor operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. Warranty liability is included in accrued expenses in the accompanying consolidated balance sheets. A reconciliation of the change in the carrying value of the Company’s warranty liability for the six months ended June 30, 2021 and the year ended December 31, 2020 is as follows (in thousands):

Warranty liability	Six months ended June 30, 2021	Year ended December 31, 2020

Beginning balance	$2,390	$1,583
Provision for warranties issued during the period	4,291	3,772
Fulfillment of warranty obligations	(3,913)	(3,614)
Other (1)	—	649
Ending balance	$2,768	$2,390
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
Net availability under the 2021 Revolving Credit Facility was approximately $599.1 million at June 30, 2021. Letters of credit outstanding at June 30, 2021 totaled approximately $0.9 million. At June 30, 2021, the Company was in compliance with all covenants as defined in the 2021 Credit Facility.
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
2029 Senior Notes
On March 23, 2021, we consummated the issuance and sale of $1,000 million aggregate principal amount of our 5.250% Senior Notes due 2029 (the "2029 Notes" or "2029 Senior Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The Notes were issued pursuant to an indenture, dated as of March 23, 2021 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee (the "Trustee"). The Notes bear interest at the rate of 5.250% per annum and will mature on April 15, 2029. Interest on the Notes is payable in cash on April 15th and October 15th of each year. The first interest payment date on the 2029 Senior Notes will be October 15, 2021. The 2029 Notes are general unsecured obligations of the Company and are not guaranteed by our subsidiaries.
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
2026 Senior Notes
Our 2026 Senior Notes bore interest at 8.000% per annum and were scheduled to mature on May 1, 2026. On March 2, 2021, pursuant to an indenture, dated as of April 18, 2018 between the Company and U.S. Bank National Association, as trustee ("Trustee"), the Trustee delivered redemption notices, on behalf of the Company, to holders of the Company’s 2026 Senior Notes to redeem the 2026 Senior Notes on April 1, 2021. The principal amount of the 2026 Senior Notes redeemed was $600 million, which represented all of the outstanding principal of the 2026 Senior Notes. The 2026 Senior Notes were redeemed at 100% of their principal, plus an applicable premium, and accrued and unpaid interest as of the redemption date. On March 23, 2021, the proceeds required for the redemption of the 2026 Senior Notes, the applicable premium and accrued interest totaling $647.7 million was irrevocably deposited with the Trustee and held by the Trustee until the date of redemption, April 1, 2021. The redemption of the 2026 Senior Notes resulted in a Loss on Debt Extinguishment of approximately $33.3 million, which is comprised of the premium paid for early redemption of the 2026 Senior Notes, and the expensing of the deferred financing costs and bond premium associated with the 2026 Senior Notes.
The following table provides the Company’s debt holdings at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Senior Notes	$1,000,000	$600,000
Revolving Credit Facility	—	307,000
Less: Unamortized premiums and debt issuance costs	(11,651)	(7,540)
Long-term debt	$988,349	$899,460
The Company's 2029 Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	June 30, 2021
	Maturity Date	Rate		Carrying Value	Fair Value
2029 Senior Notes	April 15, 2029	5.250%	2	1,000,000	1,040,000

Debt Issuance Costs
Deferred debt issuance costs represent the costs associated with the issuance of the Company's financing arrangements. In connection with the 2029 Senior Notes offering in March 2021, the Company recorded $12.0 million in deferred financing costs. The net deferred financing costs associated with the Company's 2026 Senior Notes were $7.2 million at March 31, 2021, and were expensed on April 1, 2021, the date of the redemption of the 2026 Senior Notes. In connection with entering into the 2021 Credit Facility, the Company recorded $5.4 million in deferred financing costs.
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

The following table summarizes unamortized premiums and debt issuance costs at June 30, 2021 and December 31, 2020, and the balance sheet classification in each of the periods presented (in thousands):

	June 30, 2021	December 31, 2020
Unamortized premiums and debt issuance costs	$23,465	$16,466
Accumulated amortization	(4,449)	(6,121)
Unamortized premiums and debt issuance costs, net	$19,016	$10,345

Balance sheet classification:
Other noncurrent assets	$7,365	$2,805
Long-term debt	11,651	7,540
	$19,016	$10,345

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
Series C Preferred Shares
On November 20, 2019, the Trust issued 4,000,000 7.875% Series C Preferred Shares (the "Series C Preferred Shares") with a liquidation preference of $25.00 per share, and on December 2, 2019, the Trust issued 600,000 of the Series C Preferred Shares which were sold pursuant to an option to purchase additional shares by the underwriters. Total proceeds from the issuance of the Series C Preferred Shares were $115.0 million, or $111.0 million net of underwriters' discount and issuance costs. Distributions on the Series C Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on January 30, 2020, at a rate per annum of 7.875%. Distributions on the Series C Preferred Shares are cumulative and at June 30, 2021, $1.5 million of Series C distributions are accumulated and unpaid. Unless full cumulative distributions on the Series C Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series C Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series C Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series C Preferred Shares. The Series C Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after January 30, 2025, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series C Preferred Shares will have no right to require the redemption of the Series C Preferred Shares and there is no maturity date.

Series B Preferred Shares
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Trust Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018, at a rate per annum of 7.875%. Distributions on the Series B Preferred Shares are cumulative and at June 30, 2021, $1.3 million of Series B distributions are accumulated and unpaid. Unless full cumulative distributions on the Series B Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series B Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series B Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the preferred shares. The Series B Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after April 30, 2028, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series B Preferred Shares will have no right to require the redemption of the Series B Preferred Shares and there is no maturity date.
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
Holding Event
The ten-year anniversary of Liberty occurred in March 2020 and the ten-year anniversary of Ergobaby occurred in September 2020. Both of these represented a Holding Event, and the holders of the Allocation Interests elected to defer the distribution until after the end of 2020. The profit allocation payment of $3.3 million related to the Liberty Holding Event and the profit allocation payment of $2.0 million related to the Ergobaby Holding Event were both paid in January 2021. The five-year anniversary of the acquisition of Sterno Products occurred in October 2019 which represented a Holding Event. The Company declared and paid a distribution to the Holders of $9.1 million in February 2020. The fifteen-year anniversary of ACI occurred in May 2021 which represented a Holding Event. The Company declared and paid a distribution to the Holders of $12.1 million in July 2021.

Reconciliation of net income (loss) available to common shares of Holdings
The following table reconciles net income (loss) attributable to Holdings to net loss attributable to the common shares of Holdings (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to Holdings	$(14,630)	$(8,437)	$4,364	$(4,772)
Less: Distributions paid - Allocation Interests	—	—	5,214	9,087
Less: Distributions paid - Preferred Shares	6,046	6,045	12,091	11,587
Less: Accrued distributions - Preferred Shares	2,869	2,869	2,869	2,869
Net loss attributable to common shares of Holdings	$(23,545)	$(17,351)	$(15,810)	$(28,315)
Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate to participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.
Basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 attributable to the common shares of Holdings is calculated as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss attributable to common shares of Holdings	$(23,545)	$(17,351)	$(15,810)	$(28,315)
Less: Effect of contribution based profit - Holding Event	1,078	1,249	2,688	2,537
Net loss attributable to common shares of Holdings	$(24,623)	$(18,600)	$(18,498)	$(30,852)

Basic and diluted weighted average common shares outstanding	64,900	62,844	64,900	61,364

Basic and fully diluted loss per common share attributable to Holdings	$(0.38)	$(0.30)	$(0.29)	$(0.50)
Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares (in thousands, except per share data):

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date

Trust Common Shares:
April 1, 2021 - June 30, 2021 (1)	$0.36	$23,364	July 15, 2021	July 22, 2021
January 1, 2021 - March 31, 2021	$0.36	$23,364	April 15, 2021	April 22, 2021
October 1, 2020 - December 31, 2020	$0.36	$23,364	January 15, 2021	January 22, 2021
July 1, 2020 - September 30, 2020	$0.36	$23,364	October 15, 2020	October 22, 2020
April 1, 2020 - June 30, 2020	$0.36	$23,364	July 16, 2020	July 23, 2020
January 1, 2020 - March 31, 2020	$0.36	$21,564	April 16, 2020	April 23, 2020
October 1, 2019 - December 31, 2019	$0.36	$21,564	January 16, 2020	January 23, 2020

Series A Preferred Shares:
April 30, 2021 - July 29, 2021 (1)	$0.453125	$1,813	July 15, 2021	July 30, 2021
January 30, 2021 - April 29, 2021	$0.453125	$1,813	April 15, 2021	April 30, 2021
October 30, 2020 - January 29, 2021	$0.453125	$1,813	January 15, 2021	January 30, 2021
July 30, 2020 - September 29, 2020	$0.453125	$1,813	October 15, 2020	October 30, 2020
April 30, 2020 - July 29, 2020	$0.453125	$1,813	July 15, 2020	July 30, 2020
January 30, 2020 - April 29, 2020	$0.453125	$1,813	April 15, 2020	April 30, 2020
October 30, 2019 - January 29, 2020	$0.453125	$1,813	January 15, 2020	January 30, 2020

Series B Preferred Shares:
April 30, 2021 - July 29, 2021 (1)	$0.4921875	$1,969	July 15, 2021	July 30, 2021
January 30, 2021 - April 29, 2021	$0.4921875	$1,969	April 15, 2021	April 30, 2021
October 30, 2020 - January 29, 2021	$0.4921875	$1,969	January 15, 2021	January 30, 2021
July 30, 2020 - September 29, 2020	$0.4921875	$1,969	October 15, 2020	October 30, 2020
April 30, 2020 - July 29, 2020	$0.4921875	$1,969	July 15, 2020	July 30, 2020
January 30, 2020 - April 29, 2020	$0.4921875	$1,969	April 15, 2020	April 30, 2020
October 30, 2019 - January 29, 2020	$0.4921875	$1,969	January 15, 2020	January 30, 2020

Series C Preferred Shares:
April 30, 2021 - July 29, 2021 (1)	$0.4921875	$2,264	July 15, 2021	July 30, 2021
January 30, 2021 - April 29, 2021	$0.4921875	$2,264	April 15, 2021	April 30, 2021
October 30, 2020 - January 29, 2021	$0.4921875	$2,264	January 15, 2021	January 30, 2021
July 30, 2020 - September 29, 2020	$0.4921875	$2,264	October 15, 2020	October 30, 2020
April 30, 2020 - July 29, 2020	$0.4921875	$2,264	July 15, 2020	July 30, 2020
January 30, 2020 - April 29, 2020	$0.4921875	$2,264	April 15, 2020	April 30, 2020
November 20, 2019 - January 29, 2020	$0.38281	$1,531	January 15, 2020	January 30, 2020
(1) This distribution was     declared on July 2, 2021.
Note J — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of June 30, 2021 and December 31, 2020:

	% Ownership (1) June 30, 2021		% Ownership (1) December 31, 2020
	Primary	Fully Diluted	Primary	Fully Diluted
5.11	97.7	88.4	97.6	88.1
BOA	81.9	75.0	81.9	74.8
Ergobaby	81.8	72.9	81.4	72.6
Liberty	91.2	86.0	91.2	86.0
Marucci	92.2	83.8	92.2	83.8
Velocity Outdoor	99.3	88.0	99.3	88.0
ACI	71.8	67.6	71.8	67.6
Altor	100.0	91.5	100.0	91.5
Arnold	98.0	88.1	96.7	81.1
Sterno	100.0	87.1	100.0	88.5
(1)     The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	June 30, 2021	December 31, 2020
5.11	$15,467	$14,567
BOA	65,001	61,625
Ergobaby	28,428	27,408
Liberty	4,517	3,836
Marucci	12,505	11,386
Velocity Outdoor	4,674	4,077
ACI	(5,013)	(7,175)
Altor	3,414	2,901
Arnold	1,178	1,117
Sterno	865	282
Allocation Interests	100	100
	$131,136	$120,124

Note K — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at June 30, 2021
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(584)	$—	$—	$(584)
Contingent consideration - acquisition (2)	(1,350)	—	—	(1,350)
Total recorded at fair value	$(1,934)	$—	$—	$(1,934)

(1)Represents put option issued to noncontrolling shareholders in connection with the 5.11 and Liberty acquisitions.
(2)Represents potential earn-out payable as additional purchase price consideration by Altor in connection with the acquisition of Polyfoam.

	Fair Value Measurements at December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(435)	$—	$—	$(435)
Contingent consideration - acquisition (2)	(1,350)	—	—	(1,350)
Total recorded at fair value	$(1,785)	$—	$—	$(1,785)

(1)Represents put option issued to noncontrolling shareholders in connection with the 5.11 and Liberty acquisitions.
(2)Represents potential earn-out payable as additional purchase price consideration by Altor in connection with the acquisition of Polyfoam.
Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1, 2020 through June 30, 2021 are as follows (in thousands):

Level 3
Balance at January 1, 2020	$(111)
Increase in the fair value of put option of noncontrolling shareholder - Liberty	(264)
Increase in the fair value of put option of noncontrolling shareholder - 5.11	(60)
Contingent consideration - Polyfoam	(1,350)
Balance at December 31, 2020	$(1,785)
Increase in the fair value of put option of noncontrolling shareholder - Liberty	(121)
Increase in the fair value of put option of noncontrolling shareholder - 5.11	(28)
Balance at June 30, 2021	$(1,934)
Valuation Techniques
The Company has not changed its valuation techniques in measuring the fair value of any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Nonrecurring Fair Value Measurements
There were no assets or liabilities measured on a non-recurring basis during the quarter ended June 30, 2021 and December 31, 2020, respectively.
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
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the six months ended June 30, 2021 and 2020 is as follows:

	Six months ended June 30,
	2021	2020
United States Federal Statutory Rate	21.0%	21.0%
State income taxes (net of Federal benefits)	6.9	80.0
Foreign income taxes	3.2	(7.6)
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	38.9	16.9
Impact of subsidiary employee stock options	0.5	141.5
Credit utilization	(6.7)	(55.8)
Non-recognition of NOL carryforwards at subsidiaries	1.0	(54.9)
Effect of Tax Act	(0.7)	10.0
Other	(1.9)	5.6
Effective income tax rate	62.2%	156.7%

(1)     The effective income tax rate for the six months ended June 30, 2021 and 2020 includes a loss at the Company's parent, which is currently taxed as a partnership.

Note M — Defined Benefit Plan
In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $2.8 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at June 30, 2021. Net periodic benefit cost consists of the following for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Service cost	$105	$138	$214	$277
Interest cost	11	7	17	15
Expected return on plan assets	(18)	(20)	(37)	(41)
Amortization of unrecognized loss	(7)	56	2	113
Effect of curtailment	31	—	88	—
Net periodic benefit cost	$122	$181	$284	$364
During the six months ended June 30, 2021, per the terms of the pension agreement, Arnold contributed $0.2 million to the plan. For the remainder of 2021, the expected contribution to the plan will be approximately $0.1 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore, the fair values of the pension plan assets at June 30, 2021 were considered Level 3.
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
Leases
The Company and its subsidiaries lease manufacturing facilities, warehouses, office facilities, retail stores, equipment and vehicles under various operating arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics. The variable lease expense was not a material component of our total lease expense for the three and six months ended June 30, 2021 and 2020. The Company recognized $9.3 million and $18.7 million in the three and six months ended June 30, 2021, respectively, and $7.6 million and $14.9 million in the three and six months ended June 30, 2020, respectively, in expense related to operating leases in the condensed consolidated statements of operations.
The maturities of lease liabilities at June 30, 2021 are as follows (in thousands):

2021 (excluding six months ended June 30, 2021)	$13,887
2022	30,284
2023	23,331
2024	19,188
2025	15,935
Thereafter	35,919
Total undiscounted lease payments	$138,544
Less: Interest	17,924
Present value of lease liabilities	$120,620
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
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows:

Lease Term and Discount Rate	June 30, 2021	June 30, 2020
Weighted-average remaining lease term (years)	5.74	6.18
Weighted-average discount rate	7.70%	7.68%
Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	June 30, 2021	December 31, 2020

Operating lease right-of-use assets	Other non-current assets	$106,993	$100,366
Current portion, operating lease liabilities	Other current liabilities	$26,335	$23,397
Operating lease liabilities	Other non-current liabilities	$94,285	$84,055

Supplemental cash flow information related to leases was as follows (in thousands):

	Six months ended June 30, 2021	Six months ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,686	$14,924
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,739	$6,630
Note O — Related Party Transactions
Management Services Agreement
The Company entered into the MSA with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for the Company in exchange for a management fee paid quarterly and equal to 0.5% of the Company's adjusted net assets, as defined in the MSA. In March 2020, as a proactive measure to provide the Company with additional cash liquidity in light of the COVID-19 pandemic, the Company elected to draw down $200 million on our 2018 Revolving Credit Facility. The Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the Company as of March 31, 2020. In addition, due to the unprecedented uncertainty as a result of the COVID-19 pandemic, CGM agreed to waive 50% of the management fee calculated at June 30, 2020 that was paid in July 2020. Further, for the third quarter of 2020, the Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the Company as of September 30, 2020. CGM has also entered into a waiver of the MSA for a period through December 31, 2021 to receive a 1% annual management fee related to BOA, rather than the 2% called for under the MSA. In the first quarter of 2021, the Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee related to the amount of the proceeds deposited with the Trustee that was in excess of the amount payable related to the 2026 Senior Notes at March 31, 2021.
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
The Company and its businesses have the following significant related party transactions:
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.4 million and $0.8 million during the three and six months ended June 30, 2021, respectively, and $1.0 million and $1.5 million during the three and six months ended June 30, 2020, respectively, in inventory from the vendor.
BOA
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA had approximately $11.8 million and $21.6 million in purchases from this supplier during the three and six months ended June 30, 2021, respectively.

NOTE P - SUBSEQUENT EVENT
Liberty Safe
On July 16, 2021, the Company entered into a definitive stock purchase agreement (the “Agreement”) with Independence Buyer, Inc. (“Buyer”) pursuant to which the Buyer will acquire all of the issued and outstanding securities of Liberty Safe Holding Corporation, the parent company of the operating entity, Liberty Safe and Security Products, Inc. The sale price for Liberty will be based on a total enterprise value of $147.5 million and will be subject to certain adjustments based on matters such as the working capital and cash and debt balances of Liberty at the time of the closing. The closing of the transaction is expected to occur by the end of August 2021, however, there can be no assurances that all of the conditions to closing will be satisfied. The Company expects to realize a gain on sale of approximately $75 million to $85 million.
Proposed Change in Company Tax Status Election
On June 23, 2021, the Trust and the Company issued a definitive proxy statement requesting shareholder approval to amend their governing documents to allow the Trust to “check-the-box” to elect to be treated as a corporation for U.S. federal income tax purposes. The shareholder meeting will be held on August 3, 2021. If the amendments are approved, we anticipate that the Company, acting through the Board of Directors, will cause the Trust to elect to be treated as a corporation for U.S. federal income tax purposes effective late in the third quarter of 2021 or early in the fourth quarter of 2021.

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
Overview
Compass Diversified Holdings ("Holdings") was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC (the "Company") was also formed on November 18, 2005. Holdings and the Company (collectively, "CODI") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The Company is the operating entity and is a controlling owner of ten businesses, or operating segments, at June 30, 2021. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Liberty Safe and Security Products, Inc. ("Liberty Safe" or "Liberty"), Marucci Sports, LLC ("Marucci" or "Marucci Sports"), Velocity Outdoor, Inc. ("Velocity Outdoor" or "Velocity"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), FFI Compass, Inc. ("Altor Solutions" or "Altor" (formerly "Foam Fabricators")), AMT Acquisition Corporation ("Arnold"), and The Sterno Group, LLC ("Sterno").
We acquired our existing businesses (segments) that we own at June 30, 2021 as follows:

		Ownership Interest - June 30, 2021
Business	Acquisition Date	Primary	Diluted
Advanced Circuits	May 16, 2006	71.8%	67.6%
Liberty Safe	March 31, 2010	91.2%	86.0%
Ergobaby	September 16, 2010	81.8%	72.9%
Arnold	March 5, 2012	98.0%	88.1%
Sterno	October 10, 2014	100.0%	87.1%
5.11	August 31, 2016	97.7%	88.4%
Velocity Outdoor	June 2, 2017	99.3%	88.0%
Altor Solutions	February 15, 2018	100.0%	91.5%
Marucci Sports	April 20, 2020	92.2%	83.8%
BOA	October 16, 2020	81.9%	75.0%
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
2021 Outlook and COVID-19 Update
In March 2020, the World Health Organization categorized COVID-19 as a pandemic. During 2020, the COVID-19 pandemic led to governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, business curtailments, particularly retail operations and non-essential businesses, school closures, and other measures. In addition, governments and central banks in several parts of the world enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19. The emergence of COVID-19 and new variants of the virus around the world continue to present significant risks to our business. The economic and health conditions in the United States and across most of the globe have continued to change since the beginning of the pandemic and the ultimate impact of COVID-19 on our business is dependent on future developments, including the duration of the pandemic, the emergence of variants of the virus and the related length of its impact on the global economy, which are highly uncertain and cannot be accurately predicted at this time. The public health situation, global response measures and corresponding impacts on various markets remain fluid and uncertain. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it is impacting our customers, employees, supply chains, and distribution networks. The health of our team and various stakeholders is our highest priority, and we have taken multiple steps to provide support and a safe work environment.
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
Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the three and six months ended June 30, 2021 and June 30, 2020, and components of the results of operations as well as those components presented as a percent of net revenues, for each of our businesses on a stand-alone basis. For the acquisitions of Marucci in April 2020 and BOA in October 2020, the pro forma results of operations for the Marucci and BOA business segments have been prepared as if we purchased those businesses on January 1, 2020. Where appropriate, relevant pro forma adjustments are reflected as part of the historical operating results of Marucci and BOA. We believe this is the most meaningful comparison for the operating results of acquired business segments. The consolidated results of operations reflect the operating results of Marucci and BOA from the date of acquisition.

In the first quarter of 2020, we began to see the impacts of COVID-19 on certain of our businesses, markets and operations, particularly those that were most affected by governmental “stay-at home” orders which led to reduced consumer traffic and either a closure of stores by some retailers or a focus on items that were deemed essential. The effect of the COVID-19 pandemic in the second quarter of 2020 was more significant, as many of our businesses saw a significant decrease in sales. The effects of the pandemic on our results of operations in the prior year will impact the comparisons of the three and six months ended 2021 versus the prior year. In response to reductions in revenue resulting from the pandemic, our businesses took a number of steps to address the effects of COVID-19, including reducing variable costs and payroll, and adjusting production levels to "right-size" inventory levels, while in the current period, spending levels reflect a return to more normal levels. The ultimate impact of COVID-19 on our business is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are highly uncertain and cannot be accurately predicted at this time. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.
All dollar amounts in the financial tables are presented in thousands. References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Results of Operations - Consolidated
The following table sets forth our unaudited results of operations for the three months ended June 30, 2021 and 2020:

	Three months ended		Six months ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net revenues	$487,438	$333,627	$949,034	$667,076
Cost of revenues	294,683	216,224	569,430	430,185
Gross profit	192,755	117,403	379,604	236,891
Selling, general and administrative expense	114,022	84,014	224,990	167,814
Fees to manager	11,308	5,157	22,356	13,777
Amortization of intangibles	18,847	14,779	37,446	28,284
Operating income	48,578	13,453	94,812	27,016
Interest expense	(14,947)	(11,174)	(28,752)	(19,771)
Amortization of debt issuance costs	(722)	(610)	(1,408)	(1,135)
Loss on debt extinguishment	(33,305)	—	(33,305)	—
Other income (expense)	(663)	(2,386)	(2,890)	(1,725)
Income (loss) before income taxes	(1,059)	(717)	28,457	4,385
Provision for income taxes	10,192	6,649	17,712	6,871
Net income (loss)	$(11,251)	$(7,366)	$10,745	$(2,486)

Three months ended June 30, 2021 compared to three months ended June 30, 2020
Net revenues
Consolidated net revenues for the three months ended June 30, 2021 increased by approximately $153.8 million, or 46.1%, compared to the corresponding period in 2020. Our BOA business, which we acquired in October 2020, contributed $44.1 million in net revenue during the second quarter of 2021. During the three months ended June 30, 2021 compared to 2020, we also saw significant increases in net sales at 5.11 ($22.4 million increase), Ergobaby ($6.9 million increase), Liberty ($9.0 million increase), Marucci ($19.2 million increase), Velocity Outdoor ($16.1 million increase), Arnold ($8.3 million increase), Altor Solutions ($16.2 million increase) and Sterno ($11.9 million increase). During the comparable period in 2020, the onset of the COVID-19 pandemic resulted in the implementation of various measures to help control the spread of the virus, including quarantines, "shelter-in-place" and "stay-at-home" orders, that severely impacted our businesses and led to a steep drop-off in revenue during the quarter. Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by business segment.

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
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $78.5 million during the three months ended June 30, 2021 compared to the corresponding period in 2020. Our BOA business contributed $16.3 million of the increase, and we saw notable increases in cost of revenues at 5.11 ($8.1 million increase), Liberty ($6.5 million increase), Marucci ($6.7 million increase), Velocity ($9.0 million increase), Arnold ($5.9 million increase), Altor ($14.3 million increase) and Sterno ($9.9 million increase) that correspond to the revenue increases noted above. Gross profit as a percentage of net revenues was approximately 39.5% in the three months ended June 30, 2021 compared to 35.2% in the three months ended June 30, 2020. The increase in gross profit as a percentage of net sales in the quarter ended June 30, 2021 as compared to the quarter ended June 30, 2020 primarily related to the increase in net revenue at our branded consumer businesses, which have higher gross margins than our niche industrial businesses. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $30.0 million during the three months ended June 30, 2021, compared to the corresponding period in 2020. A portion of the increase in the second quarter of 2021 is due to our BOA acquisitions in the prior year. $12.3 million of the increase is attributable to BOA, which was acquired in October 2020. We also saw an increase in selling, general and administrative expense at several of our subsidiaries versus the prior year quarter as spending on variable expenses were reduced in the prior year in response to the onset of the COVID-19 pandemic, with the current quarter spend reflecting more normal levels. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense was $4.0 million in the second quarter of 2021 and $3.6 million in the second quarter of 2020.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended June 30, 2021, we incurred approximately $11.3 million in management fees as compared to $5.2 million in fees in the three months ended June 30, 2020. The increase in Management fees is primarily attributable to our acquisition of Marucci in April 2020 and BOA in October 2020. CGM has entered into a waiver of the MSA for a period through December 31, 2021 to receive a 1% annual management fee related to BOA, rather than the 2% called for under the MSA, which resulted in a lower management fee paid in the second quarter of 2021 than would have normally been due. Additionally, in the second quarter of 2020, in anticipation of an expected decline in earnings and cash flows due to the onset of the COVID-19 pandemic, CGM agreed to waive 50% of the management fee calculated for the quarter ended June 30, 2020.
Amortization expense
Amortization expense for the three months ended June 30, 2021 increased $4.1 million as compared to the three months ended June 30, 2020 as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for Marucci, which was acquired in April 2020, and BOA, which was acquired in October 2020.
Interest expense
We recorded interest expense totaling $14.9 million for the three months ended June 30, 2021 compared to $11.2 million for the comparable period in 2020, an increase of $3.8 million. The increase in interest expense for the quarter reflects the higher amount outstanding on our Senior Notes during the quarter after we redeemed our 8.000% 2026 Senior Notes and issued $1,000.0 million in 5.250% 2029 Senior Notes in March of 2021, offset by a decrease in the average amount outstanding under our Revolving Credit Facility during the second quarter of 2021 as compared to the second quarter of 2020.

Other income (expense)
For the quarter ended June 30, 2021, we recorded $0.7 million in other expense as compared to $2.4 million in other expense in the quarter ended June 30, 2020, a decrease in expense of $1.7 million. Other income (expense) in typically reflects the movement in foreign currency at our businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred that are not considered a part of our operations.
Income taxes
We had an income tax provision of $10.2 million during the three months ended June 30, 2021 compared to an income tax provision of $6.6 million during the same period in 2020. Our income before income taxes for the quarter ended June 30, 2021 decreased by approximately $0.3 million as compared to the prior year quarter ended June 30, 2020, however this was driven by the recognition of $33.3 million in loss on debt extinguishment at the corporate level related to the refinancing of our Senior Notes. Our tax provision increased $3.5 million as the tax provision reflects an annual effective tax rate at our subsidiaries, the effect of state and local taxes and the related allocation of income, and the losses at our parent company, which is currently taxed as a partnership.
On June 23, 2021, the Trust and the Company issued a definitive proxy statement requesting shareholder approval to amend their governing documents to allow the Trust to “check-the-box” to elect to be treated as a corporation for U.S. federal income tax purposes. The shareholder meeting will be held on August 3, 2021. If the amendments are approved, we anticipate that the Company, acting through the Board of Directors, will cause the Trust to elect to be treated as a corporation for U.S. federal income tax purposes effective late in the third quarter of 2021 or early in the fourth quarter of 2021.
Six months ended June 30, 2021 compared to six months ended June 30, 2020
Net revenues
On a consolidated basis, net revenues for the six months ended June 30, 2021 increased by approximately $282.0 million, or 42.3%, compared to the corresponding period in 2020. Our Marucci business, which we acquired in April 2020, contributed $56.0 million in incremental net revenue during the first half of 2021, and our BOA business, which we acquired in October 2020, contributed $80.5 million in net revenue during the first half of 2021. During the six months ended June 30, 2021 compared to 2020, we also saw significant increases in net sales at 5.11 ($26.5 million increase), Ergobaby ($9.6 million increase), Liberty ($15.5 million increase), Velocity Outdoor ($51.4 million increase), Arnold ($11.2 million increase) and Altor Solutions ($25.6 million increase). The increase in net revenue at Altor Solutions during the first half of 2021 was partially attributable to their acquisition of Polyfoam in July 2020. Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $139.2 million during the six months ended June 30, 2021 compared to the corresponding period in 2020. Our Marucci and BOA businesses contributed $51.6 million of the increase, and we saw notable increases in cost of revenues at 5.11 ($7.4 million increase), Liberty ($10.7 million increase), Velocity ($31.0 million increase), Arnold ($7.3 million increase) and Altor ($22.3 million increase) that correspond to the revenue increases noted above. Gross profit as a percentage of net revenues was approximately 40.0% in the six months ended June 30, 2021 compared to 35.5% in the six months ended June 30, 2020. The increase in gross profit as a percentage of net sales in the quarter ended June 30, 2021 as compared to the quarter ended June 30, 2020 primarily related to the increase in net revenue at our branded consumer businesses, which have higher gross margins than our niche industrial businesses. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by business segment.

Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $57.2 million during the six months ended June 30, 2021, compared to the corresponding period in 2020. A majority of the increase in the first half of 2021 is due to our Marucci and BOA acquisitions in the prior year. $9.5 million of the increase is attributable to our Marucci business, which was acquired in April 2020, and $23.8 million of the increase is attributable to BOA, which was acquired in October 2020. We also saw an increase in selling, general and administrative expense at several of our subsidiaries versus the prior year quarter as spending on variable expenses were reduced in the prior year in response to the onset of the COVID-19 pandemic, with the current quarter spend reflecting more normal levels of selling, general and administrative spend. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense was $8.0 million in the first half of 2021 and $6.9 million in the first half of 2020. The increase in corporate general and administrative expense during the first half of 2021 is primarily due to increased professional fees associated with our proposal to cause the Trust to elect to be treated as a corporation for U.S. federal income tax purposes.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the six months ended June 30, 2021, we incurred approximately $22.4 million in management fees as compared to $13.8 million in fees in the six months ended June 30, 2020. The increase in Management fees is primarily attributable to our acquisition of Marucci in April 2020 and BOA in October 2020. CGM has entered into a waiver of the MSA for a period through December 31, 2021 to receive a 1% annual management fee related to BOA, rather than the 2% called for under the MSA, which resulted in a lower management fee paid in the first half of 2021 than would have normally been due. In the first quarter of 2020, as a proactive measure to provide the Company with additional liquidity in light of the onset of the COVID-19 pandemic, the Company drew $200 million down on the 2018 Revolving Credit Facility. The Company and CGM entered a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to cash balances at March 31, 2020 which reduced the amount of Management fee that would have been paid in the first quarter of 2020. Additionally, as a result of an expected decline in earnings and cash flows in the second quarter of 2020 in light of the COVID-19 pandemic, CGM agreed to waive 50% of the management fee calculated at June 30, 2020. In the first quarter of 2021, the Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee related to the amount of the proceeds deposited with the Trustee that was in excess of the amount payable related to the 2026 Senior Notes at March 31, 2021.
Amortization expense
Amortization expense for the six months ended June 30, 2021 increased $9.2 million as compared to the six months ended June 30, 2020 as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for Marucci, which was acquired in April 2020, and BOA, which was acquired in October 2020.
Interest expense
We recorded interest expense totaling $28.8 million for the six months ended June 30, 2021 compared to $19.8 million for the comparable period in 2020, an increase of $9.0 million. The increase in interest expense for the quarter reflects the higher amount outstanding on our Senior Notes during the current year after we redeemed $600.0 million of our 8.000% 2026 Senior Notes and issued $1000.0 million of 5.250% 2029 Senior Notes in March of 2021, as well as an increase in the average amount outstanding under our Revolving Credit Facility during the first half of 2021. The average amount outstanding on our Revolving Credit Facility in the first half of 2021 was approximately $161 million, while the average amount outstanding during the first half of 2020 was $58 million.
Other income (expense)
For the six months ended June 30, 2021, we recorded $2.9 million in other expense as compared to $1.7 million in other expense in the six months ended June 30, 2020, an increase in expense of $1.2 million. Other income (expense) in typically reflects the movement in foreign currency at our businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred that are not considered a part of our operations.

Income taxes
We had an income tax provision of $17.7 million during the six months ended June 30, 2021 compared to an income tax provision of $6.9 million during the same period in 2020. Our income before income taxes for the six months ended June 30, 2021 increased by approximately $24.1 million as compared to the prior year six months ended June 30, 2020, and our tax provision increased $10.8 million as the tax provision reflects an annual effective tax rate at our subsidiaries, the effect of state and local taxes and the related allocation of income, and the losses at our parent company, which is currently taxed as a partnership.
On June 23, 2021, the Trust and the Company issued a definitive proxy statement requesting shareholder approval to amend their governing documents to allow the Trust to “check-the-box” to elect to be treated as a corporation for U.S. federal income tax purposes. The shareholder meeting will be held on August 3, 2021. If the amendments are approved, we anticipate that the Company, acting through the Board of Directors, will cause the Trust to elect to be treated as a corporation for U.S. federal income tax purposes effective late in the third quarter of 2021 or early in the fourth quarter of 2021.
Results of Operations - Business Segments
Branded Consumer Businesses
5.11

	Three months ended				Six months ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
Net sales	$110,033	100.0%	$87,635	100.0%	$209,910	100.0%	$183,416	100.0%
Gross profit	$58,642	53.3%	$44,321	50.6%	$110,716	52.7%	$91,578	49.9%
SG&A	$44,210	40.2%	$37,182	42.4%	$87,985	41.9%	$77,417	42.2%
Operating income	$11,969	10.9%	$4,702	5.4%	$17,805	8.5%	$9,288	5.1%
Three months ended June 30, 2021 compared to three months ended June 30, 2020
Net sales
Net sales for the three months ended June 30, 2021 were $110.0 million as compared to net sales of $87.6 million for the three months ended June 30, 2020, an increase of $22.4 million, or 25.6%. This increase is due in part to e-commerce and retail sales growth of $12.6 million, up 36% from the prior year comparable period. Retail sales grew largely due to thirteen new retail store openings since June 2020 (bringing the total store count to eighty-one as of June 30, 2021) as well as positive growth in same-store sales for the three months ended June 30, 2021 as compared to the same period last year which was negatively impacted by the effects of the COVID-19 pandemic, as certain of our retail locations had to temporarily close. Net sales were also positively impacted by domestic wholesale sales growth of $8.0 million, up 24.7% from the prior year comparable period which was negatively impacted by the effects of the COVID-19 pandemic.
Gross profit
Gross profit as a percentage of net sales was 53.3% in the three months ended June 30, 2021 as compared to 50.6% for the three months ended June 30, 2020. Growth in gross profit percentage was driven by channel mix as direct to consumer sales, which realize higher gross profit than wholesale sales, grew versus the prior period. Growth in gross profit percentage was also favorably impacted for the three months ended June 30, 2021, due to the release of duty liabilities (decreased cost of goods sold) for over-accrued duty for 5.11's international operations which did not occur in the three months ended June 30, 2020. The increase in gross profit from the release of duty liabilities was offset in part by the write-off of domestic duty drawback receivables from previous years deemed uncollectable during the three months ended June 30, 2021.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2021 was $44.2 million, or 40.2% of net sales compared to $37.2 million, or 42.4% of net sales for the comparable period in 2020. The increase in selling, general and administrative expense for the three months ended June 30, 2021 as compared to the prior year comparable period was driven by the costs associated with additional retail stores (eighty-one opened at June 30, 2021 versus sixty-eight opened at June 30, 2020 during the comparable period), as well as additional sales and marketing spend to drive digital sales. For the three months ended June 30, 2020, management significantly reduced variable expenses, including payroll, bonus, travel and entertainment, and sales and marketing, as a response to decreased sales from the effects of the COVID-19 pandemic. While management continues to control and reduce variable expenses, payroll and bonus for the three months ended June 30, 2021 were not reduced, thereby increasing selling, general and administrative expense as compared to the three months ended June 30, 2020.
Income from operations
Income from operations for the three months ended June 30, 2021 was $12.0 million, an increase of $7.3 million when compared to income from operations of $4.7 million for the same period in 2020, based on the factors described above.
Six months ended June 30, 2021 compared to six months ended June 30, 2020
Net sales
Net sales for the six months ended June 30, 2021 were $209.9 million as compared to net sales of $183.4 million for the six months ended June 30, 2020, an increase of $26.5 million, or 14.4%. This increase is due primarily to e-commerce and retail sales growth of $20.9 million, up 31% from the prior year comparable period. Retail sales grew largely due to thirteen new retail store openings since June 2020 (bringing the total store count to eighty-one as of June 30, 2021) as well as positive growth in same-store sales for the six months ended June 30, 2021 as compared to the same period last year which was negatively impacted by the effects of the COVID-19 pandemic. Net sales were also positively impacted by domestic wholesale sales growth of $8.7 million, up 12.8% from the prior year comparable period which was negatively impacted by the effects of the COVID-19 pandemic, as certain of our retail stores had to temporarily close. The increase in sales from our retail and e-commerce channels was partially offset by a decrease of $6.8 million in sales in our direct to agency business (DTA) as we fulfilled a large contract in the first half of 2020 which did not repeat in 2021.
Gross profit
Gross profit as a percentage of net sales was 52.7% in the six months ended June 30, 2021 as compared to 49.9% for the six months ended June 30, 2020. Growth in gross profit percentage was driven by channel mix as direct to consumer sales, which realize higher gross profit than wholesale sales, grew versus the prior period. Growth in gross profit percentage was also favorably impacted as in the six months ended June 30, 2020, we recorded a duty drawback accrual (which increased cost of goods sold) for audited duty drawback claims which was not repeated for the comparable period in 2021.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2021 was $88.0 million, or 41.9% of net sales compared to $77.4 million, or 42.2% of net sales for the comparable period in 2020. The increase in selling, general and administrative expense for the six months ended June 30, 2021 as compared to the prior year comparable period was driven by the costs associated with additional retail stores (eighty-one open in 2021 versus sixty-eight open in 2020 during the comparable period), as well as additional sales and marketing spend to drive digital sales. For the six months ended June 30, 2020, management significantly reduced variable expenses, including payroll, bonus, travel and entertainment, and sales and marketing, as a response to decreased sales from the effects of the COVID-19 pandemic. While management continues to control and reduce variable expenses, payroll and bonus for the first half of 2021 increased in correlation with the increase in net sales.
Income from operations
Income from operations for the six months ended June 30, 2021 was $17.8 million, an increase of $8.5 million when compared to income from operations of $9.3 million for the same period in 2020, based on the factors described above.
BOA
In the following results of operations, we provide comparative pro forma results of operations for BOA for the three and six months ended June 30, 2020 as if we had acquired the business on January 1, 2020. The results of operations that follows include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. The operating results for BOA have been included in the consolidated results of operation from the date of acquisition in October 2020.

	Three months ended				Six months ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
			Pro forma				Pro forma
Net sales	$44,085	100.0%	$24,524	100.0%	$80,537	100.0%	$51,032	100.0%
Gross profit	$27,777	63.0%	$14,224	58.0%	$50,541	62.8%	$29,607	58.0%
SG&A	$12,330	28.0%	$8,027	32.7%	$23,754	29.5%	$17,266	33.8%
Amortization expense	$3,744	8.5%	$3,810	15.5%	$7,580	9.4%	$7,620	14.9%
Operating income	$11,453	26.0%	$2,137	8.7%	$18,707	23.2%	$4,221	8.3%
Pro forma results of operations include the following pro form adjustments as if we had acquired BOA January 1, 2020:
•Amortization expense associated with the intangible assets recorded in connection with the purchase price allocation for BOA of $3.8 million and $7.6 million, respectively, for the three and six months ended June 30, 2020.
•Management fees that would have been payable to the Manager during each period.
Three months ended June 30, 2021 compared to pro forma three months ended June 30, 2020
Net sales
Net sales for the three months ended June 30, 2021 were $44.1 million as compared to net sales of $24.5 million for the three months ended June 30, 2020, an increase of $19.6 million, or 79.8%. This increase is due to underlying category and BOA momentum within key markets including Cycling, Outdoor and Golf. The two factors primarily impacting growth rates were consumer participation increases as well as accelerated production ordering due to longer lead times, resulting from overall global supply chain constraints.
Gross profit
Gross profit as a percentage of net sales was 63.0% in the three months ended June 30, 2021 as compared to 58.0% for the three months ended June 30, 2020. Growth in gross profit as a percentage of net sales was driven by manufacturing overhead leverage, cost engineering and targeted price increases.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2021 was $12.3 million, or 28.0% of net sales compared to $8.0 million, or 32.7% of net sales for the comparable period in 2020. Selling general and administrative expense in the current quarter includes $1.1 million in integration services fees paid to CGM. The remainder of the increase in selling, general, and administrative expense is due to increased employee costs related to BOA's bonus plan, incremental headcount and marketing investments.
Income from operations
Income from operations for the three months ended June 30, 2021 was $11.5 million, an increase of $9.3 million when compared to income from operations of $2.1 million for the same period in 2020, based on the factors described above.
Six months ended June 30, 2021 compared to pro forma six months ended June 30, 2020
Net sales
Net sales for the six months ended June 30, 2021 were $80.5 million as compared to net sales of $51.0 million for the six months ended June 30, 2020, an increase of $29.5 million, or 57.8%. This increase is due to underlying category and BOA momentum within key markets including Cycling, Outdoor and Golf. The two factors primarily impacting growth rates were consumer participation increases as well as accelerated production ordering due to longer lead times, resulting from overall global supply chain constraints.
Gross profit
Gross profit as a percentage of net sales was 62.8% in the six months ended June 30, 2021 as compared to 58.0% for the six months ended June 30, 2020. Growth in gross profit as a percentage of net sales was driven by manufacturing overhead leverage, cost engineering and targeted price increases.

Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2021 was $23.8 million, or 29.5% of net sales compared to $17.3 million, or 33.8% of net sales for the comparable period in 2020. Selling general and administrative expense in the current year includes $2.2 million in integration services fees paid to CGM. The remainder of the increase in selling, general, and administrative expense is due to increased employee costs related to BOA's bonus plan, incremental headcount and marketing investments.
Income from operations
Income from operations for the six months ended June 30, 2021 was $18.7 million, an increase of $14.5 million when compared to income from operations of $4.2 million for the same period in 2020, based on the factors described above.
Ergobaby

	Three months ended				Six months ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
Net sales	$26,956	100.0%	$20,044	100.0%	$49,284	100.0%	$39,693	100.0%
Gross profit	$17,827	66.1%	$13,176	65.7%	$32,856	66.7%	$25,942	65.4%
SG&A	$12,052	44.7%	$9,194	45.9%	$22,977	46.6%	$18,450	46.5%
Operating income	$3,754	13.9%	$2,026	10.1%	$5,718	11.6%	$3,580	9.0%
Three months ended June 30, 2021 compared to three months ended June 30, 2020
Net sales
Net sales for the three months ended June 30, 2021 were $27.0 million, an increase of $6.9 million, or 34.5%, compared to the same period in 2020. During the three months ended June 30, 2021, international sales were approximately $17.9 million, representing an increase of $4.9 million over the corresponding period in 2020, primarily as a result of increased distributor sales as well as strong European online and key account sales. Domestic sales were $9.1 million in the second quarter of 2021, reflecting an increase of $2.0 million compared to the corresponding period in 2020. The increase in domestic sales was primarily attributable to strong e-commerce and key accounts sales.
Gross profit
Gross profit as a percentage of net sales was 66.1% for the three months ended June 30, 2021, as compared to 65.7% for the three months ended June 30, 2020. The increase in gross profit as a percentage of sales was due to the mix of sales channels.
Selling, general and administrative expense
Selling, general and administrative expense increased $2.9 million quarter over quarter, with expense of $12.1 million, or 44.7% of net sales for the three months ended June 30, 2021 as compared to $9.2 million or 45.9% of net sales for the same period of 2020. The increase in selling, general and administrative expense in the three months ended June 30, 2021 as compared to the comparable period in the prior year is due to increased variable expenses related to sales and payroll accruals, and the timing of marketing spend.
Income from operations
Income from operations for the three months ended June 30, 2021 increased $1.7 million, compared to the same period in 2020, based on the factors noted above.
Six months ended June 30, 2021 compared to six months ended June 30, 2020
Net sales
Net sales for the six months ended June 30, 2021 were $49.3 million, an increase of $9.6 million, or 24.2%, compared to the same period in 2020. During the six months ended June 30, 2021, international sales were approximately $31.4 million, representing an increase of $5.1 million over the corresponding period in 2020 as a result of increased sales across all channels. Domestic sales were $17.9 million in the first half of 2021, reflecting an increase of $4.5 million compared to the corresponding period in 2020. The increase in domestic sales was primarily attributable to strong e-commerce and key accounts sales.
Gross profit
Gross profit as a percentage of net sales was 66.7% for the quarter ended June 30, 2021, as compared to 65.4% for the six months ended June 30, 2020. The increase in gross profit as a percentage of sales was due to the mix of sales channels.
Selling, general and administrative expense
Selling, general and administrative expense increased $4.5 million quarter over quarter, with expense of $23.0 million, or 46.6% of net sales for the six months ended June 30, 2021 as compared to $18.5 million or 46.5% of net sales for the same period of 2020. The increase in selling, general and administrative expense in the six months ended June 30, 2021 as compared to the comparable period in the prior year is due to increased variable expenses related to sales, payroll accruals, and timing of marketing expenses.
Income from operations
Income from operations for the six months ended June 30, 2021 increased $2.1 million, compared to the same period in 2020, based on the factors noted above.
Liberty Safe

	Three months ended				Six months ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
Net sales	$33,448	100.0%	$24,453	100.0%	$64,926	100.0%	$49,413	100.0%
Gross profit	$8,879	26.5%	$6,340	25.9%	$17,776	27.4%	$12,947	26.2%
SG&A	$2,851	8.5%	$2,815	11.5%	$5,993	9.2%	$6,152	12.5%
Operating income	$5,903	17.6%	$3,400	13.9%	$11,533	17.8%	$6,545	13.2%
Three months ended June 30, 2021 compared to three months ended June 30, 2020
Net sales
Net sales for the quarter ended June 30, 2021 increased approximately $9.0 million, or 36.8%, to $33.4 million, compared to the corresponding quarter ended June 30, 2020. Non-Dealer sales were approximately $16.5 million in the three months ended June 30, 2021 as compared to $11.4 million in the quarter ended June 30, 2020. The increase in Non-Dealer sales of $5.1 million or 45% is attributable to strong performance in the Farm and Fleet channel. Dealer sales totaled approximately $16.9 million in the three months ended June 30, 2021 compared to $13.1 million in the same period in 2020, representing an increase of $3.8 million or 29%.
Gross profit
Gross profit as a percentage of net sales totaled approximately 26.5% and 25.9% for the quarters ended June 30, 2021 and June 30, 2020, respectively. The increase in gross profit as a percentage of net sales during the three months ended June 30, 2021 compared to the same period in 2020 is primarily attributable to favorable operating efficiencies due to higher production volumes and reduced consumer rebates during the current quarter, offset by higher material costs.
Selling, general and administrative expense
Selling, general and administrative expense was $2.9 million for the three months ended June 30, 2021 as compared to $2.8 million in selling, general and administrative expense in the three months ended June 30, 2020. Selling, general and administrative expense represented 8.5% of net sales in the three months ended March 31, 2021 and 11.5% of net sales for the same period of 2020.
Income from operations
Income from operations increased during the three months ended June 30, 2021 to $5.9 million, as compared to $3.4 million in the corresponding period in 2020. This increase was a result of the factors noted above.

Six months ended June 30, 2021 compared to six months ended June 30, 2020
Net sales
Net sales for the six months ended June 30, 2021 increased approximately $15.5 million, or 31.4%, to $64.9 million, compared to the corresponding six months ended June 30, 2020. Non-Dealer sales were approximately $31.5 million in the six months ended June 30, 2021 as compared to $21.3 million in the quarter ended June 30, 2020. The increase in Non-Dealer sales of $10.2 million or 48% is attributable to strong performance in the Farm and Fleet channel. Dealer sales totaled approximately $33.4 million in the six months ended June 30, 2021 compared to $28.1 million in the same period in 2020, representing an increase of $5.3 million or 19%.
Gross profit
Gross profit as a percentage of net sales totaled approximately 27.4% and 26.2% for the six months ended June 30, 2021 and June 30, 2020, respectively. The increase in gross profit as a percentage of net sales during the six months ended June 30, 2021 compared to the same period in 2020 is primarily attributable to favorable operating efficiencies due to higher production volumes and reduced consumer rebates during the current quarter.
Selling, general and administrative expense
Selling, general and administrative expense was $6.0 million for the six months ended June 30, 2021 as compared to $6.2 million in selling, general and administrative expense in the six months ended June 30, 2020. The decrease in selling, general and administrative expense in the first half of 2021 is due to spending reductions in advertising and promotion in an effort to manage demand for safes, partially offset by an increase in professional fees. Selling, general and administrative expense represented 9.2% of net sales in the six months ended June 30, 2021 and 12.5% of net sales for the same period of 2020.
Income from operations
Income from operations increased during the six months ended June 30, 2021 to $11.5 million, as compared to $6.5 million in the corresponding period in 2020. This increase was a result of the factors noted above.
Marucci Sports
In the following results of operations, we provide comparative pro forma results of operations for Marucci for the three and six months ended June 30, 2020 as if we had acquired the business on January 1, 2020. The results of operations that follows include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. The operating results for Marucci have been included in the consolidated results of operation from the date of acquisition in April 2020.

	Three months ended				Six months ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
			Pro forma				Pro forma
Net sales	$24,640	100.0%	$5,521	100.0%	$61,288	100.0%	$27,756	100.0%
Gross profit	$12,375	50.2%	$(207)	(3.7)%	$34,163	55.7%	$12,151	43.8%
SG&A	$9,484	38.5%	$8,004	145.0%	$18,938	30.9%	$15,991	57.6%
Amortization expense	$1,586	6.4%	$1,656	30.0%	$3,288	5.4%	$3,310	11.9%
Operating income	$1,180	4.8%	$(9,992)	(181.0)%	$11,687	19.1%	$(7,400)	(26.7)%
Pro forma results of operations include the following pro form adjustments as if we had acquired Marucci January 1, 2020:
•Depreciation expense associated with the increase in depreciable lives of capital assets of $0.1 million and $0.2 million, respectively in the three and six months ended June 30, 2020.
•Amortization expense associated with the intangible assets recorded in connection with the purchase price allocation for Marucci of $0.4 million and $0.8 million, respectively, for the three and six months ended June 30, 2020.
•Management fees that would have been payable to the Manager during each period.

Three months ended June 30, 2021 compared to pro forma three months ended June 30, 2020
Net sales
Net sales for the three months ended June 30, 2021 were $24.6 million, an increase of $19.1 million as compared to net sales of $5.5 million for the three months ended June 30, 2020. During the second quarter of 2020, Marucci experienced a significant slowdown in sales as the COVID-19 pandemic led to the postponement of the baseball and softball seasons throughout much of the United States. During the current quarter, Marucci has continued to see increased customer demand and improved market share in many of Marucci's key product lines including aluminum and wood bats, batting gloves, and bags. The increased sales from these products occurred in both retail and direct channels.
Gross profit
Gross profit for the quarter ended June 30, 2021 increased $12.6 million as compared to the three months ended June 30, 2020. Gross profit as a percentage of net sales for the three months ended June 30, 2021 was 50.2%, as compared to gross profit as a percentage of sales of (3.7)% for the three months ended June 30, 2020. In the prior year, Marucci recorded $3.0 million in amortization of the inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the step-up amortization, the gross profit as a percentage of net sales for the three months ended June 30, 2020 was 50.6%. During the current quarter, Marucci's facilities in Baton Rouge were damaged by floodwaters, which resulted in the write-off of $1.8 million in inventory. Excluding the write-off related to the flood, gross profit as a percentage of net sales during the quarter ended June 30, 2021 would have been higher than the prior year due to various factors including a shift of product mix in favor of higher margin products, mainly its aluminum bats, and channel mix, with increased sales through Marucci's higher margin direct-to-consumer and e-commerce channels.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2021 was $9.5 million, or 38.5% of net sales compared to $8.0 million, or 145.0% of net sales for the three months ended June 30, 2020. Selling, general and administrative expense for the three months ended June 30, 2021 includes $0.5 million in integration service fees paid to CGM. The remainder of the increase in selling, general and administrative expense for the three months ended June 30, 2021 correlates to the increase in net sales, with increases in credit card expenses, royalties, commissions, business development fees, and other variable expenses.
Income (loss) from operations
Income from operations for the three months ended June 30, 2021 was $1.2 million, an increase of $11.2 million when compared to loss from operations of $10.0 million for the same period in 2020, primarily as a result of the factors noted above.
Six months ended June 30, 2021 compared to pro forma six months ended June 30, 2020
Net sales
Net sales for the six months ended June 30, 2021 were $61.3 million, an increase of $33.5 million as compared to net sales of $27.8 million for the six months ended June 30, 2020. The increase in net sales during the six months ended June 30, 2021 was primarily due to increased customer demand and market shares in many of Marucci's key product lines including aluminum and wood bats, batting gloves, and bags. The increased sales from these products occurred in both retail and direct channels. In the prior year, the shutdown of professional and youth baseball and softball in March as a response to the COVID-19 pandemic led to a significant drop off in demand for product through the end of the second quarter.
Gross profit
Gross profit for the quarter ended June 30, 2021 increased $22.0 million as compared to the six months ended June 30, 2020. Gross profit as a percentage of net sales for the six months ended June 30, 2021 was 55.7%, as compared to gross profit as a percentage of sales of 43.8% for the six months ended June 30, 2020. In the prior year, Marucci recorded $3.0 million in amortization of the inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the step-up amortization, the gross profit as a percentage of net sales for the six months ended June 30, 2020 was 54.6%. During the current year, Marucci's facilities in Baton Rouge were damaged by floodwaters, which resulted in the write-off of $1.8 million in inventory. Despite the effect of the write-off related to the flood, gross profit as a percentage of net sales during the six months ended June 30, 2021 was higher than the prior year due to various factors including a shift of product mix in favor of higher margin products, mainly its aluminum bats, and channel mix, with increased sales through Marucci's higher margin direct-to-consumer and e-commerce channels.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2021 was $18.9 million, or 30.9% of net sales compared to $16.0 million, or 57.6% of net sales for the six months ended June 30, 2020. Selling, general and administrative expense for the six months ended June 30, 2021 includes $1.0 million in in integration service fees paid to CGM. The remainder of the increase in selling, general and administrative expense for the six months ended June 30, 2021 correlates to the increase in net sales, with increases in credit card expenses, royalties, commissions, business development fees, and other variable expenses.
Income (loss) from operations
Income from operations for the six months ended June 30, 2021 was $11.7 million, an increase of $19.1 million when compared to loss from operations of $7.4 million for the same period in 2020, primarily as a result of the factors noted above.
Velocity Outdoor

	Three months ended				Six months ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
Net sales	$63,358	100.0%	$47,221	100.0%	$128,990	100.0%	$77,611	100.0%
Gross profit	$19,961	31.5%	$12,810	27.1%	$41,117	31.9%	$20,753	26.7%
SG&A	$8,453	13.3%	$6,404	13.6%	$16,167	12.5%	$13,103	16.9%
Operating income	$9,100	14.4%	$3,998	8.5%	$20,134	15.6%	$2,834	3.7%
Three months ended June 30, 2021 compared to three months ended June 30, 2020
Net sales
Net sales for the three months ended June 30, 2021 were $63.4 million, an increase of $16.1 million or 34.2%, compared to the same period in 2020. The increase in net sales for the three months ended June 30, 2021 is primarily due to significant increase in consumer demand across all Velocity Outdoor product lines.
Gross profit
Gross profit for the quarter ended June 30, 2021 increased $7.2 million as compared to the quarter ended June 30, 2020. Gross profit as a percentage of net sales was 31.5% for the three months ended June 30, 2021 as compared to 27.1% in the three months ended June 30, 2020. The increase in gross profit as a percentage of net sales was primarily attributable to favorable sales product mix of airguns, archery equipment and consumables.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2021 was $8.5 million, or 13.3% of net sales compared to $6.4 million, or 13.6% of net sales for the three months ended June 30, 2020. The increase in selling, general and administrative expense for the three months ended June 30, 2021 is primarily related to volume driven expenses that correlate to the increase in sales, as well as additional investments in marketing and additional professional fees.
Income from operations
Income from operations for the three months ended June 30, 2021 was $9.1 million, an increase of $5.1 million when compared to income from operations of $4.0 million for the same period in 2020 based on the factors noted above.

Six Months ended June 30, 2021 compared to six months ended June 30, 2020
Net sales
Net sales for the six months ended June 30, 2021 were $129.0 million, an increase of $51.4 million or 66.2%, compared to the same period in 2020. The increase in net sales for the six months ended June 30, 2021 is primarily due to significant increase in consumer demand across all Velocity Outdoor product lines.
Gross profit
Gross profit for the quarter ended June 30, 2021 increased $20.4 million as compared to the quarter ended June 30, 2020. Gross profit as a percentage of net sales was 31.9% for the six months ended June 30, 2021 as compared to 26.7% in the six months ended June 30, 2020. The increase in gross profit as a percentage of net sales was primarily attributable to favorable sales product mix of airguns, archery equipment and consumables.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2021 was $16.2 million, or 12.5% of net sales compared to $13.1 million, or 16.9% of net sales for the six months ended June 30, 2020. The increase in selling, general and administrative expense for the six months ended June 30, 2021 is primarily related to volume driven expenses that correlate to the increase in sales, as well as additional investments in marketing.
Income from operations
Income from operations for the six months ended June 30, 2021 was $20.1 million, an increase of $17.3 million when compared to income from operations of $2.8 million for the same period in 2020 based on the factors noted above.
Niche Industrial Businesses
Advanced Circuits

	Three months ended				Six months ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
Net sales	$22,465	100.0%	$22,956	100.0%	$44,027	100.0%	$44,652	100.0%
Gross profit	$10,312	45.9%	$10,371	45.2%	$19,717	44.8%	$20,108	45.0%
SG&A	$3,853	17.2%	$3,847	16.8%	$7,628	17.3%	$7,637	17.1%
Operating income	$6,324	28.2%	$6,329	27.6%	$11,819	26.8%	$12,067	27.0%
Three months ended June 30, 2021 compared to three months ended June 30, 2020
Net sales
Net sales for the three months ended June 30, 2021 were $22.5 million, a decrease of approximately $0.5 million or 2.1% compared to the three months ended June 30, 2020. The decrease in net sales for the quarter ended June 30, 2021 as compared to the quarter ended June 30, 2020 was primarily due to decreased sales in the Quick-Turn Small-Run PCBs product line.
Gross profit
Gross profit as a percentage of net sales increased 70 basis points during the three months ended June 30, 2021 compared to the corresponding period in 2020 (45.9% at June 30, 2021 compared to 45.2% at June 30, 2020) primarily as a result of sales mix.
Selling, general and administrative expense
Selling, general and administrative expense was approximately $3.9 million in the three months ended June 30, 2021 and $3.8 million in the three months ended June 30, 2020. Selling, general and administrative expense represented 17.2% of net sales for the three months ended June 30, 2021 and 16.8% of net sales in the corresponding period in 2020.

Income from operations
Income from operations for both the three months ended June 30, 2021 and the three months ended June 30, 2020 was approximately $6.3 million.
Six months ended June 30, 2021 compared to six months ended June 30, 2020
Net sales
Net sales for the six months ended June 30, 2021 were $44.0 million, a decrease of approximately $0.6 million or 1.4% compared to the six months ended June 30, 2020. The decrease in net sales for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was due to decreased sales in the Quick-Turn Small-Run PCBs product line of approximately $1.7 million. This was partially offset by an increase in the Long-Lead Time/Other product line of approximately $0.5 million, subcontract of approximately $0.4 million and decreased promotional allowances of approximately $0.2 million.
Gross profit
Gross profit as a percentage of net sales decreased 20 basis points during the six months ended June 30, 2021 compared to the corresponding period in 2020 (44.8% at June 30, 2021 compared to 45.0% at June 30, 2020) primarily as a result of sales mix.
Selling, general and administrative expense
Selling, general and administrative expense was approximately $7.6 million in both the six months ended June 30, 2021 and the six months ended June 30, 2020. Selling, general and administrative expense represented 17.3% of net sales for the six months ended June 30, 2021 and 17.1% of net sales in the corresponding period in 2020.
Income from operations
Income from operations for the six months ended June 30, 2021 was approximately $11.8 million compared to $12.1 million in the same period in 2020, a decrease of approximately $0.2 million, principally as a result of the factors described above.
Altor Solutions

	Three months ended				Six months ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
Net sales	$40,640	100.0%	$24,429	100.0%	$78,460	100.0%	$52,812	100.0%
Gross profit	$9,258	22.8%	$7,316	29.9%	$19,342	24.7%	$15,981	30.3%
SG&A	$3,469	8.5%	$2,223	9.1%	$7,206	9.2%	$5,130	9.7%
Operating income	$3,548	8.7%	$2,847	11.7%	$8,232	10.5%	$6,359	12.0%
Three months ended June 30, 2021 compared to three months ended June 30, 2020
Net sales
Net sales for the quarter ended June 30, 2021 were $40.6 million, an increase of $16.2 million, or 66.4%, compared to the quarter ended June 30, 2020. The increase in net sales during the quarter was due to the acquisition of Polyfoam in July 2020 and organic growth in our appliance and cold chain customer sectors, as well as the continued recovery during the quarter from the effects of the COVID-19 pandemic experienced in the prior year.
Gross profit
Gross profit as a percentage of net sales was 22.8% and 29.9% for the three months ended June 30, 2021 and 2020, respectively. The decrease in gross profit as a percentage of net sales in the quarter ended June 30, 2021 was primarily due to labor wage increases in the fourth quarter of 2020, increases in the price of Altor's primary raw material, expanded polystyrene ("EPS"), and margin dilution due to the acquisition of Polyfoam, which has historically had lower margins than the legacy business.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2021 was $3.5 million as compared to $2.2 million for the three months ended June 30, 2020, an increase of $1.2 million. The increase in selling, general and administrative expense in the second quarter of 2021 was due to the acquisition of Polyfoam and increased information technology and professional fees incurred during the quarter.
Income from operations
Income from operations was $3.5 million in the three months ended June 30, 2021, an increase of $0.7 million as compared to the three months ended June 30, 2020, based on the factors noted above.
Six months ended June 30, 2021 compared to six months ended June 30, 2020
Net sales
Net sales for the six months ended June 30, 2021 were $78.5 million, an increase of $25.6 million, or 48.6%, compared to the quarter ended June 30, 2020. The increase in net sales during the quarter was due to the acquisition of Polyfoam in July 2020 and the continued recovery during the quarter from the effects of the COVID-19 pandemic experienced in the prior year.
Gross profit
Gross profit as a percentage of net sales was 24.7% and 30.3% for the six months ended June 30, 2021 and 2020, respectively. The decrease in gross profit as a percentage of net sales in the quarter ended June 30, 2021 was primarily due to labor wage increases in the fourth quarter of 2020, increases in the price of Altor's primary raw material, EPS, during the first half of the year and margin dilution due to the acquisition of Polyfoam, which has historically had lower margins than the legacy business.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2021 was $7.2 million as compared to $5.1 million for the six months ended June 30, 2020, an increase of $2.1 million. The increase in selling, general and administrative expense in the first half of 2021 was primarily due to the acquisition of Polyfoam, and increased information technology and professional fees incurred during the quarter.
Income from operations
Income from operations was $8.2 million in the six months ended June 30, 2021, an increase of $1.9 million as compared to the six months ended June 30, 2020, based on the factors noted above.
Arnold

	Three months ended				Six months ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
Net sales	$32,556	100.0%	$24,270	100.0%	$65,041	100.0%	$53,828	100.0%
Gross profit	$8,562	26.3%	$6,148	25.3%	$17,935	27.6%	$14,062	26.1%
SG&A	$5,130	15.8%	$3,770	15.5%	$10,572	16.3%	$9,096	16.9%
Operating income	$2,497	7.7%	$1,443	5.9%	$5,493	8.4%	$3,096	5.8%
Three months ended June 30, 2021 compared to three months ended June 30, 2020
Net sales
Net sales for the three months ended June 30, 2021 were approximately $32.6 million, an increase of $8.3 million compared to the same period in 2020. International sales were $10.5 million in the three months ended June 30, 2021 and $9.0 million in the three months ended June 30, 2020. The increase in net sales is primarily a result of increased demand in defense and industrial markets driven in part by the acquisition of Ramco Electric Motors, Inc. in March 2021.

Gross profit
Gross profit for the three months ended June 30, 2021 was approximately $8.6 million compared to approximately $6.1 million in the same period of 2020. Gross profit as a percentage of net sales increased to 26.3% for the quarter ended June 30, 2021 from 25.3% in the quarter ended June 30, 2020 principally due to increased volume and improved operational efficiencies.
Selling, general and administrative expense
Selling, general and administrative expense in the three months ended June 30, 2021 was $5.1 million, an increase in expense of approximately $1.4 million compared to $3.8 million for the three months ended June 30, 2020. Selling, general and administrative expense was 15.8% of net sales in the three months ended June 30, 2021 and 15.5% in the three months ended June 30, 2020. The increase in selling general and administrative expense was due to higher staffing related costs, higher legal and environmental costs and an increase in travel related costs.
Income from operations
Income from operations for the three months ended June 30, 2021 was approximately $2.5 million, an increase of $1.1 million when compared to the same period in 2020, as a result of the factors noted above.
Six months ended June 30, 2021 compared to six months ended June 30, 2020
Net sales
Net sales for the six months ended June 30, 2021 were approximately $65.0 million, an increase of $11.2 million compared to the same period in 2020. International sales were $21.6 million in the six months ended June 30, 2021 and $20.0 million in the six months ended June 30, 2020. The increase in net sales is primarily a result of increased demand in defense and industrial markets driven in part by the acquisition of Ramco Electric Motors, Inc. in March 2021.
Gross profit
Gross profit for the six months ended June 30, 2021 was approximately $17.9 million compared to approximately $14.1 million in the same period of 2020. Gross profit as a percentage of net sales increased to 27.6% for the six months ended June 30, 2021 from 26.1% in the six months ended June 30, 2020 principally due to favorable material and labor costs driven by product mix and operational improvements.
Selling, general and administrative expense
Selling, general and administrative expense in the six months ended June 30, 2021 was $10.6 million, an increase in expense of approximately $1.5 million compared to $9.1 million for the six months ended June 30, 2020. The increase in selling, general and administrative expense during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 is due to higher staffing related costs, acquisition costs and higher legal and environmental costs partially offset by lower travel related costs. Selling, general and administrative expense was 16.3% of net sales in the six months ended June 30, 2021 and 16.9% in the six months ended June 30, 2020.
Income from operations
Income from operations for the six months ended June 30, 2021 was approximately $5.5 million, an increase of $2.4 million when compared to the same period in 2020, as a result of the factors noted above.
Sterno

	Three months ended				Six months ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
Net sales	$89,257	100.0%	$77,363	100.0%	$166,571	100.0%	$160,395	100.0%
Gross profit	$19,161	21.5%	$17,196	22.2%	$35,441	21.3%	$35,796	22.3%
SG&A	$8,205	9.2%	$8,855	11.4%	$15,823	9.5%	$17,808	11.1%
Operating income	$6,578	7.4%	$3,963	5.1%	$10,862	6.5%	$9,232	5.8%

Three months ended June 30, 2021 compared to three months ended June 30, 2020
Net sales
Net sales for the three months ended June 30, 2021 were approximately $89.3 million, an increase of $11.9 million, or 15.4%, compared to the same period in 2020. The net sales variance reflects an increase in sales at Sterno Products as we began to see a return of demand in the food service and hospitality industries during the current quarter. The increase in sales at Sterno Products quarter over quarter was offset by a decrease in sales at Rimports. During the prior year, Rimports saw strong sales growth at the onset of the COVID-19 pandemic since most resellers of Rimports products were not impacted by the retail store closures. Rimports continues to see strong consumer demand for their products at the retail level.
Gross profit
Gross profit as a percentage of net sales decreased from 22.2% for the three months ended June 30, 2020 to 21.5% for the same period ended June 30, 2021. The decrease in gross profit in the second quarter of 2021 as compared to the second quarter of 2020 was primarily attributable to sales mix, and additional inventory reserves recorded in the second quarter of 2021 at Sterno Home.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2021 was approximately $8.2 million as compared to $8.9 million for the three months ended June 30, 2020, a decrease of $0.7 million, reflecting lower salaries, commissions, and various cost savings initiatives implemented to address the effects of decreased demand from COVID-19. Selling, general and administrative expense represented 9.2% of net sales for the three months ended June 30, 2021 and 11.4% for the three months ended June 30, 2020.
Income from operations
Income from operations for the three months ended June 30, 2021 was approximately $6.6 million, an increase of $2.6 million compared to the three months ended June 30, 2020 based on the factors noted above.
Six months ended June 30, 2021 compared to six months ended June 30, 2020
Net sales
Net sales for the six months ended June 30, 2021 were approximately $166.6 million, an increase of $6.2 million, or 3.9%, compared to the same period in 2020. The increase in net sales reflects an increase in sales at each of our product groups, Sterno Products, Rimports and Sterno Home as compared to the first six months of 2020. Sterno Products began to see a return of demand in the food service and hospitality industries, while Rimports has continued to see strong consumer demand for their products at the retail level.
Gross profit
Gross profit as a percentage of net sales decreased from 22.3% for the six months ended June 30, 2020 to 21.3% for the same period ended June 30, 2021. The decrease in gross profit in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily attributable to sales mix, additional inventory reserves recorded in 2021, increases in raw material costs and freight, and the continuing impact of absorbing overheads on the reduced sales volume at Sterno Products.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2021 was approximately $15.8 million as compared to $17.8 million for the six months ended June 30, 2020, a decrease of $2.0 million, reflecting lower salaries, commissions, and various cost savings initiatives implemented to address the effects of decreased demand from COVID-19. Selling, general and administrative expense represented 9.5% of net sales for the six months ended June 30, 2021 and 11.1% for the six months ended June 30, 2020.
Income from operations
Income from operations for the six months ended June 30, 2021 was approximately $10.9 million, an increase of $1.6 million compared to the six months ended June 30, 2020 based on the factors noted above.

Liquidity and Capital Resources
Liquidity
At June 30, 2021, we had approximately $110.2 million of cash and cash equivalents on hand, an increase of $39.4 million as compared to the year ended December 31, 2020. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. The change in cash and cash equivalents is as follows:
Operating Activities:

	Six months ended
(in thousands)	June 30, 2021	June 30, 2020
Cash provided by operating activities	$109,434	$88,330

For the six months ended June 30, 2021, cash flows provided by operating activities totaled approximately $109.4 million, which represents a $21.1 million increase compared to cash provided by operating activities of $88.3 million during the six-month period ended June 30, 2020. Cash used in operating activities for working capital for the six months ended June 30, 2021 was $5.7 million, as compared to cash provided by operating activities for working capital of $39.9 million for the six months ended June 30, 2020. We typically have a higher usage of cash for working capital in the first half of the year as most of our companies will build up inventories after the fourth quarter. In the current year, several of our businesses had higher inventory levels than normal given longer lead times due to supply chain issues. In the prior year, the onset of the COVID-19 pandemic in March led our businesses to implement a variety of steps to conserve cash and increase liquidity given the uncertainty in the economy, resulting in a lower usage of cash for working capital. The increase in cash used in operating activities for working capital in the first half of 2021 is more typical of our liquidity usage, and also reflects the acquisition of Marucci Sports and BOA in the second and fourth quarter, respectively, of the prior year.
Investing Activities:

	Six months ended
(in thousands)	June 30, 2021	June 30, 2020
Cash used in investing activities	$(52,696)	$(212,990)

Cash flows used in investing activities for the six months ended June 30, 2021 totaled $52.7 million, compared to cash used in investing activities of $213.0 million in the same period of 2020. In the first quarter of 2021, our Arnold subsidiary acquired an add-on acquisition for $34.2 million, while in the prior year, our investing activities reflect the acquisition of Marucci Sports in April 2020. Our spending on capital expenditures increased $5.7 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, with $17.8 million in capital expenditures in 2021 and $12.2 million in capital expenditures in 2020. The additional capital expenditures reflects our acquisitions of Marucci in the second quarter of 2020 and BOA in the fourth quarter of 2020. We expect capital expenditures for the full year of 2021 to be approximately $32 million to $41 million.
Financing Activities:

	Six months ended
(in thousands)	June 30, 2021	June 30, 2020
Cash (used in) provided by financing activities	$(17,324)	$230,595

Cash flows used in financing activities totaled approximately $17.3 million during the six months ended June 30, 2021 compared to cash flows provided by financing activities of $230.6 million during the six months ended June 30, 2020. During the first quarter of 2021, we completed an offering of $1,000.0 million of our 2029 Senior Notes, and used the proceeds to pay down our 2018 Revolving Credit Facility and pay off the existing 2026 Senior Notes. Financing activities in both periods reflect the payment of our common and preferred share distributions. During the six months ended June 30, 2021, we made a distribution to the Allocation Member of $5.2 million related to the five-year holding event of our Liberty and Ergobaby business, while in the prior year, we made a distribution to the Allocation Member of $9.1 million related to the five-year Holding event for our Sterno business.
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
In the fourth quarter of 2020, we amended the Arnold intercompany credit agreement to increase the revolving credit commitment available under the credit agreement, and to remove the requirement to meet the financial covenants through September 30, 2021. All of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at June 30, 2021.
As of June 30, 2021, we had the following outstanding loans due from each of our businesses:

(in thousands)
5.11	$131,078
BOA	$93,649
Ergobaby	$25,725
Liberty	$26,707
Marucci	$42,875
Velocity Outdoor	$103,821
Advanced Circuits	$89,112
Altor	$82,812
Arnold	$65,242
Sterno	$219,024

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
We had $599.1 million in net availability under the 2021 Revolving Credit Facility at June 30, 2021. The outstanding borrowings under the 2021 Revolving Credit Facility include $0.9 million of outstanding letters of credit at June 30, 2021.
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
The following table reflects required and actual financial ratios as of June 30, 2021 included as part of the affirmative covenants in our 2021 Credit Facility.

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Consolidated Fixed Charge Coverage Ratio	Greater than or equal to 1.50:1.0	4.98:1.0
Consolidated Senior Secured Leverage Ratio	Less than or equal to 3.50:1.0	0.00:1.0
Consolidated Total Leverage Ratio	Less than or equal to 5.00:1.0	2.64:1.0
Interest Expense
The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Six months ended June 30,
	2021	2020
Interest on credit facilities	$1,584	$693
Interest on Senior Notes	26,395	18,400
Unused fee on Revolving Credit Facility	743	728
Amortization of bond premium	(83)	(56)
Other interest expense	115	164
Interest income	(2)	(158)
Interest expense, net	$28,752	$19,771

The following table provides the effective interest rate of the Company’s outstanding long-term debt at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
Senior Notes (1)	6.43%	$1,000,000	7.92%	$600,000
Revolving Credit Facility	1.97%	—	2.13%	307,000
Unamortized premiums and debt issuance costs		(11,651)		(7,540)
Long-term debt		$988,349		$899,460
(1) On March 23, 2021, we issued $1,000 million in 5.250% Senior Notes, and used a portion of the proceeds to repay our 8.000% Senior Notes. The 8.000% Senior Notes were redeemed on April 1, 2021, and we paid interest on these through the date of redemption.

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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Six months ended June 30, 2021
	Corporate	5.11	BOA	Ergobaby	Liberty	Marucci Sports	Velocity Outdoor	ACI	Altor	Arnold	Sterno	Consolidated
Net income (loss)	$(52,764)	$9,095	12,652	$3,602	$7,574	$7,250	$10,589	$6,545	$3,298	$1,594	$1,310	$10,745
Adjusted for:
Provision for income taxes	—	3,027	1,465	1,028	2,607	2,289	3,047	1,454	1,531	1,004	260	17,712
Interest expense, net	28,651	7	—	—	—	4	90	—	—	—	—	28,752
Intercompany interest	(36,877)	5,783	4,362	1,073	1,360	1,193	3,684	3,692	3,418	2,815	9,497	—
Loss on debt extinguishment	33,305	—	—	—	—	—	—	—	—	—	—	33,305
Depreciation and amortization	359	10,894	9,884	4,327	948	4,222	6,328	1,101	5,816	3,817	10,591	58,287
EBITDA	(27,326)	28,806	28,363	10,030	12,489	14,958	23,738	12,792	14,063	9,230	21,658	148,801
Other (income) expense	149	(301)	80	—	(48)	892	2,613	68	(133)	—	(430)	2,890
Noncontrolling shareholder compensation	—	1,287	1,083	807	14	551	524	248	513	8	583	5,618
Acquisition expenses	—	—	—	—	—	—	—	—	—	310	—	310
Integration services fee	—	—	2,200	—	—	1,000	—	—	—	—	—	3,200
Other	898	—	—	—	—	—	(2,300)	—	—	—	333	(1,069)
Management fees	19,231	500	500	250	250	250	250	250	375	250	250	22,356
Adjusted EBITDA	$(7,048)	$30,292	$32,226	$11,087	$12,705	$17,651	$24,825	$13,358	$14,818	$9,798	$22,394	$182,106

Adjusted EBITDA
Six months ended June 30, 2020
	Corporate	5.11	Ergobaby	Liberty	Marucci Sports	Velocity Outdoor	ACI	Altor	Arnold	Sterno	Consolidated
Net income (loss)	$(3,521)	$2,120	$1,160	$3,460	$(6,325)	$(9,541)	$7,312	$2,146	$1,472	$(769)	$(2,486)
Adjusted for:
Provision (benefit) for income taxes	—	(1,577)	1,154	1,148	(1,944)	6,328	1,819	1,141	(1,306)	108	6,871
Interest expense, net	19,651	40	—	—	4	76	—	—	—	—	19,771
Intercompany interest	(34,632)	7,334	1,252	1,900	532	4,791	2,843	3,513	2,882	9,585	—
Depreciation and amortization	259	10,639	4,106	862	4,717	6,474	1,347	6,108	3,320	11,489	49,321
EBITDA	(18,243)	18,556	7,672	7,370	(3,016)	8,128	13,321	12,908	6,368	20,413	73,477
Other (income) expense	1	1,168	—	(3)	(40)	1,067	17	(567)	—	82	1,725
Noncontrolling shareholder compensation	—	1,155	417	14	90	1,045	247	515	36	426	3,945
Acquisition expenses	—	—	—	—	2,042	—	—	—	—	—	2,042
Other	—	—	598	—	—	—	—	—	—	—	598
Management fees	11,305	500	250	250	97	250	250	375	250	250	13,777
Adjusted EBITDA	$(6,937)	$21,379	$8,937	$7,631	$(827)	$10,490	$13,835	$13,231	$6,654	$21,171	$95,564

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

	Six Months ended
(in thousands)	June 30, 2021	June 30, 2020
Net income (loss)	$10,745	$(2,486)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	56,879	48,186
Amortization of debt issuance costs and premium	1,325	1,079
Loss on debt extinguishment	33,305	—
Noncontrolling shareholder charges	5,618	3,945
Provision for receivable and inventory reserves	3,526	2,519
Deferred taxes	1,715	(5,933)
Other	2,030	1,155
Changes in operating assets and liabilities	(5,709)	39,865
Net cash provided by operating activities	109,434	88,330
Plus:
Unused fee on revolving credit facility	743	728
Integration services fee (1)	3,200	—
Successful acquisition costs	310	2,042
Changes in operating assets and liabilities	5,709	—
Less:
Changes in operating assets and liabilities	—	39,865
Maintenance capital expenditures: (2)
Compass Group Diversified Holdings LLC	—	—
5.11	868	784
BOA	593	—
Advanced Circuits	482	93
Altor Solutions	1,253	975
Arnold	2,221	1,630
Ergobaby	—	124
Liberty	94	292
Marucci Sports	1,804	51
Sterno	1,555	915
Velocity Outdoor	2,087	1,673
Other	3,526	1,919
Preferred share distribution	12,091	11,587
Estimated cash flow available for distribution and reinvestment	$92,822	$31,192

Distribution paid in April 2021/2020	$(23,364)	$(21,564)
Distribution paid in July 2021/ 2020	(23,364)	(23,364)
	$(46,728)	$(44,928)
(1) Represents fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership, payable quarterly.

(2)    Represents maintenance capital expenditures that were funded from operating cash flow, net of proceeds from the sale of property, plant and equipment, and excludes growth capital expenditures of approximately $6.9 million for the six months ended June 30, 2021 and $5.6 million for the six months ended June 30, 2020.
Seasonality
Earnings of certain of our operating segments are seasonal in nature due to various recurring events, holidays and seasonal weather patterns, as well as the timing of our acquisitions during a given year. Historically, the third and fourth quarter produce the highest net sales during our fiscal year.
Related Party Transactions
Management Services Agreement
We entered into the MSA with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for the Company in exchange for a management fee paid quarterly and equal to 0.5% of the Company's adjusted net assets, as defined in the MSA. In March 2020, as a proactive measure to provide the Company with additional cash liquidity in light of the COVID-19 pandemic, the Company elected to draw down $200 million on our 2018 Revolving Credit Facility. The Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the Company as of March 31, 2020. In addition, as a result of an expected decline in earnings and cash flows in the second quarter of 2020, CGM agreed to waive 50% of the management fee calculated at June 30, 2020 that was paid in July 2020. Further, for the third quarter of 2020, the Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the Company as of September 30, 2020. CGM has also entered into a waiver of the MSA for a period through December 31, 2021 to receive a 1% annual management fee related to BOA, rather than the 2% called for under the MSA. In the first quarter of 2021, the Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee related to the amount of the proceeds deposited with the Trustee that was in excess of the amount payable related to the 2026 Senior Notes at March 31, 2021.
Integration Services Agreements
Marucci Sports, which was acquired in April 2020, entered into an ISA with CGM whereby Marucci paid an integration service fee of $2.0 million quarterly over a twelve month period as services are rendered beginning in the quarter ended September 30, 2020. BOA, which was acquired in October 2020, entered into an Integration Services Agreement ("ISA") with CGM whereby BOA will pay CGM an integration service fee of $4.4 million quarterly over a twelve month period as services are rendered, beginning in the quarter ended December 31, 2020. Under the ISAs, CGM provides services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act of 2002, as amended, and align the acquired entity's policies and procedures with our other subsidiaries.
Profit Allocation Payments
The ten-year anniversary of Liberty occurred in March 2020 and the ten-year anniversary of Ergobaby occurred in September 2020. Both of these represented a Holding Event, and the holders of the Allocation Interests elected to defer the distribution until after the end of 2020. The profit allocation payment of $3.3 million related to the Liberty Holding Event and the profit allocation of $2.0 million related to the Ergobaby Holding Event were both paid in January 2021. The fifteen-year anniversary of ACI occurred in May 2021 which represented a Holding Event. The Company declared and paid a distribution to the Holders of $12.1 million in July 2021.
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the three and six months ended June 30, 2021, 5.11 purchased approximately $0.4 million and $0.8 million, respectively, in inventory from the vendor.

BOA
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA had approximately $11.8 million and $21.6 million, respectively, in purchases from this supplier during the three and six months ended June 30, 2021.
Off-Balance Sheet Arrangements
We have no special purpose entities or off-balance sheet arrangements.
Contractual Obligations
Long-term contractual obligations, except for our long-term debt obligations and operating lease liabilities, are generally not recognized in our consolidated balance sheet. Contractual obligations associated with ongoing business and financing activities will require cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments as of December 31, 2020 was provided in the Company's annual report on Form 10-K for the year ended December 31, 2020. The only significant change related to our contractual obligations since December 31, 2020 relates to our long-term debt obligations. In March 2021, we issued our 2029 Senior Notes, resulting in proceeds of $1,000 million, which were used to repay the $600 million principal amount outstanding on our 2026 Senior Notes on April 1, 2021, and to repay our 2018 Revolving Credit Facility. The 2029 Senior Notes pay interest at 5.250%, as opposed to the 2026 Senior Notes which paid interest at 8.000%. In connection with the repayment of the 2018 Revolving Credit Facility, we entered into the 2021 Credit Facility provides for revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $600 million and also permits the Company, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions.
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

ITEM 4. CONTROLS AND PROCEDURES
As required by Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15(b), Holdings’ Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer

of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2021. Based on that evaluation, the Holdings’ Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of June 30, 2021.

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
ITEM 1A. RISK FACTORS
The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and should not be considered the only risks to which we are exposed. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition. We believe there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1
Stock Purchase Agreement, dated July 16, 2021, by and among (i) Liberty Safe Holding Corporation; (ii) Independence Buyer, Inc.; (iii); Compass Group Diversified Holdings LLC, as the Sellers Representative; and (iv) each Stockholder and Optionholder of Liberty Safe Holding Corporation (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on July 19, 2021 (File No. 000-34927).

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
Date: July 29, 2021
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: July 29, 2021

EXHIBIT INDEX

Exhibit Number	Description

2.1
Stock Purchase Agreement, dated July 16, 2021, by and among (i) Liberty Safe Holding Corporation; (ii) Independence Buyer, Inc.; (iii); Compass Group Diversified Holdings LLC, as the Sellers Representative; and (iv) each Stockholder and Optionholder of Liberty Safe Holding Corporation (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on July 19, 2021 (File No. 000-34927).

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