Form 10-Q
period 2021-09-30
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2021-10-28
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of October 22, 2021, there were 65,950,695 Trust common shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2021

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
•the "Manager" refer to Compass Group Management LLC ("CGM");
•the "Trust Agreement" refer to the Third Amended and Restated Trust Agreement of the Trust dated as of August 3, 2021;
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
•the "LLC Agreement" refer to the Sixth Amended and Restated Operating Agreement of the Company dated as of August 3, 2021; and
•"we," "us" and "our" refer to the Trust, the Company and the businesses together.

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
•disruption in the global supply chain, labor shortages and high labor costs;
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
•the impact of the tax reclassifications of the Trust;
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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
(in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,239	$66,402
Accounts receivable, net	258,941	213,695
Inventories, net	486,596	353,967
Prepaid expenses and other current assets	48,585	40,798
Current assets of discontinued operations	—	33,505
Total current assets	864,361	708,367
Property, plant and equipment, net	169,507	163,118
Goodwill	912,203	733,175
Intangible assets, net	780,340	834,145
Other non-current assets	113,882	105,840
Non-current assets of discontinued operations	—	53,873
Total assets	$2,840,293	$2,598,518

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$111,039	$94,176
Accrued expenses	187,042	147,216
Due to related party	11,771	10,137
Other current liabilities	33,976	27,956
Current liabilities of discontinued operations	—	15,230
Total current liabilities	343,828	294,715
Deferred income taxes	84,613	81,726
Long-term debt	1,122,721	899,460
Other non-current liabilities	90,415	91,334
Non-current liabilities of discontinued operations	—	11,135
Total liabilities	1,641,577	1,378,370

Commitments and contingencies

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 12,600 shares issued and outstanding at September 30, 2021 and December 31, 2020
Series A preferred shares, no par value; 4,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	96,417	96,417
Series B preferred shares, no par value; 4,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	96,504	96,504
Series C preferred shares, no par value; 4,600 shares issued and outstanding at September 30, 2021 and December 31, 2020	110,997	110,997
Trust common shares, no par value, 500,000 authorized; 65,530 shares issued and outstanding at September 30, 2021 and 64,900 issued and outstanding at December 31, 2020	1,027,086	1,008,564
Accumulated other comprehensive loss	(1,305)	(1,456)
Accumulated deficit	(289,799)	(211,002)
Total stockholders’ equity attributable to Holdings	1,039,900	1,100,024
Noncontrolling interest	158,816	116,288
Noncontrolling interest of discontinued operations	—	3,836
Total stockholders’ equity	1,198,716	1,220,148
Total liabilities and stockholders’ equity	$2,840,293	$2,598,518
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net revenues	$488,158	$387,717	$1,372,266	$1,005,380
Cost of revenues	296,027	242,045	818,307	635,763
Gross profit	192,131	145,672	553,959	369,617
Operating expenses:
Selling, general and administrative expense	118,818	90,785	337,815	252,448
Management fees	12,398	9,534	34,504	23,061
Amortization expense	19,056	15,222	56,502	43,506
Operating income	41,859	30,131	125,138	50,602
Other income (expense):
Interest expense, net	(13,855)	(12,351)	(42,607)	(32,122)
Amortization of debt issuance costs	(759)	(660)	(2,167)	(1,795)
Loss on debt extinguishment	—	—	(33,305)	—
Other income (expense), net	1,031	(450)	(1,906)	(2,178)
Income from continuing operations before income taxes	28,276	16,670	45,153	14,507
Provision for income taxes	9,556	396	24,662	6,120
Income from continuing operations	18,720	16,274	20,491	8,387
Income (loss) from discontinued operations, net of income tax	(1,309)	4,529	7,665	9,930
Gain on sale of discontinued operations	72,745	100	72,745	100
Net income	90,156	20,903	100,901	18,417
Less: Net income from continuing operations attributable to noncontrolling interest	2,201	1,395	7,915	3,377
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest	(145)	322	522	626
Net income attributable to Holdings	$88,100	$19,186	$92,464	$14,414

Amounts attributable to Holdings
Income from continuing operations	$16,519	$14,879	$12,576	$5,010
Income (loss) from discontinued operations, net of income tax	(1,164)	4,207	7,143	9,304
Gain on sale of discontinued operations, net of income tax	72,745	100	72,745	100
Net income attributable to Holdings	$88,100	$19,186	$92,464	$14,414

Basic income (loss) per common share attributable to Holdings (refer to Note J)
Continuing operations	$(0.13)	$0.02	$(0.46)	$(0.46)
Discontinued operations	1.10	0.06	1.23	0.13
Basic income (loss) per common share attributable to Holdings (refer to Note J)	$0.97	$0.08	$0.77	$(0.33)

Basic weighted average number of shares of common shares outstanding	65,008	64,900	64,936	62,556

Cash distributions declared per Trust common share (refer to Note J)	$1.24	$0.36	$1.96	$1.08

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020

Net income	$90,156	$20,903	$100,901	$18,417
Other comprehensive income (loss)
Foreign currency translation adjustments	(1,339)	913	(734)	(1,038)
Pension benefit liability, net	(16)	168	885	524
Other comprehensive income (loss)	(1,355)	1,081	151	(514)
Total comprehensive income, net of tax	88,801	21,984	101,052	17,903
Less: Net income attributable to noncontrolling interests	2,056	1,717	8,437	4,003
Less: Other comprehensive income attributable to noncontrolling interests	7	39	30	16
Total comprehensive income attributable to Holdings, net of tax	$86,738	$20,228	$92,585	$13,884

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares			Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B	Series C
Balance — July 1, 2020	$96,417	$96,504	$110,997	$1,008,588	$(177,912)	$(5,528)	$1,129,066	$64,562	$3,254	$1,196,882
Net income	—	—	—	—	19,186	—	19,186	1,395	322	20,903
Total comprehensive income, net	—	—	—	—	—	1,081	1,081	—	—	1,081
Issuance of trust common shares, net of offering costs	—	—	—	(24)	—	—	(24)	—	—	(24)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	2,163	8	2,171
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	2,203	—	2,203
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(3,113)	—	(3,113)
Distributions paid - Allocation interests	—	—	—	—	—	—	—	—	—	—
Distributions paid - Trust Common Shares	—	—	—	—	(23,364)	—	(23,364)	—	—	(23,364)
Distributions paid - Trust Preferred Shares	—	—	—	—	(6,046)	—	(6,046)	—	—	(6,046)
Balance — September 30, 2020	$96,417	$96,504	$110,997	$1,008,564	$(188,136)	$(4,447)	$1,119,899	$67,210	$3,584	$1,190,693

Balance — July 1, 2021	$96,417	$96,504	$110,997	$1,008,564	$(270,671)	$50	$1,041,861	$126,619	$4,517	$1,172,997
Net income (loss)	—	—	—	—	88,100	—	88,100	2,201	(145)	90,156
Total comprehensive loss, net	—	—	—	—	—	(1,355)	(1,355)	—		(1,355)
Issuance of Trust common shares	—	—	—	18,522	—	—	18,522	—	—	18,522
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	2,892	3	2,895
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	837	—	837
Purchase of noncontrolling interest	—	—	—	—	(8,632)	—	(8,632)	(40,458)	—	(49,090)
Acquisition of Lugano	—	—	—	—	—	—	—	68,000	—	68,000
Disposition of Liberty	—	—	—	—	—	—	—	—	(4,375)	(4,375)
Distributions paid to noncontrolling shareholders	—	—	—	—	—	—	—	(1,275)	—	(1,275)
Distributions paid - Allocation Interests	—	—	—	—	(12,075)	—	(12,075)	—	—	(12,075)
Distributions paid - Trust Common Shares	—	—	—	—	(80,476)	—	(80,476)	—	—	(80,476)
Distributions paid - Trust Preferred Shares	—	—	—	—	(6,045)	—	(6,045)	—	—	(6,045)
Balance — September 30, 2021	$96,417	$96,504	$110,997	$1,027,086	$(289,799)	$(1,305)	$1,039,900	$158,816	$—	$1,198,716

(in thousands)	Trust Preferred Shares			Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B	Series C
Balance — January 1, 2020	$96,417	$96,504	$110,997	$924,680	$(109,338)	$(3,933)	$1,115,327	$47,612	$2,936	$1,165,875
Net income	—	—	—	—	14,414	—	14,414	3,377	626	18,417
Total comprehensive loss, net	—	—	—	—	—	(514)	(514)	—	—	(514)
Issuance of Trust common shares, net of offering costs	—	—	—	83,884	—	—	83,884	—	—	83,884
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	6,094	22	6,116
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	2,456	—	2,456
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(3,456)	—	(3,456)
Acquisition of Marucci Sports	—	—	—	—	—	—	—	11,127	—	11,127
Distributions paid - Allocation interests	—	—	—	—	(9,087)	—	(9,087)	—	—	(9,087)
Distributions paid - Trust Common Shares	—	—	—	—	(66,492)	—	(66,492)	—	—	(66,492)
Distributions paid - Trust Preferred Shares	—	—	—	—	(17,633)	—	(17,633)	—	—	(17,633)
Balance — September 30, 2020	$96,417	$96,504	$110,997	$1,008,564	$(188,136)	$(4,447)	$1,119,899	$67,210	$3,584	$1,190,693

Balance — January 1, 2021	$96,417	$96,504	$110,997	$1,008,564	$(211,002)	$(1,456)	$1,100,024	$116,288	$3,836	$1,220,148
Net income	—	—	—	—	92,464	—	92,464	7,915	522	100,901
Total comprehensive income, net	—	—	—	—	—	151	151	—	—	151
Issuance of Trust common shares	—	—	—	18,522	—	—	18,522	—	—	18,522
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	8,496	17	8,513
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	1,222	—	1,222
Purchase of noncontrolling interest	—	—	—	—	(8,632)	—	(8,632)	(41,830)	—	(50,462)
Acquisition of Lugano	—	—	—	—	—	—	—	68,000	—	68,000
Disposition of Liberty	—	—	—	—	—	—	—	—	(4,375)	(4,375)
Distributions paid to noncontrolling shareholders	—	—	—	—	—	—	—	(1,275)	—	(1,275)
Distributions paid - Allocation Interests	—	—	—	—	(17,289)	—	(17,289)	—	—	(17,289)
Distributions paid - Trust Common Shares	—	—	—	—	(127,204)	—	(127,204)	—	—	(127,204)
Distributions paid - Trust Preferred Shares	—	—	—	—	(18,136)	—	(18,136)	—	—	(18,136)
Balance — September 30, 2021	$96,417	$96,504	$110,997	$1,027,086	$(289,799)	$(1,305)	$1,039,900	$158,816	$—	$1,198,716
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$100,901	$18,417
Income from discontinued operations	7,665	9,930
Gain on sale of discontinued operations	72,745	100
Income from continuing operations	20,491	8,387
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	28,896	24,459
Amortization expense	56,502	47,886
Amortization of debt issuance costs and premium	2,084	1,656
Loss on debt extinguishment	33,305	—
Noncontrolling stockholder stock based compensation	8,496	6,094
Provision for receivable and inventory reserves	4,366	4,423
Deferred taxes	2,587	(3,351)
Other	541	1,776
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(20,555)	(37,058)
Inventories	(48,532)	(17,957)
Other current and non-current assets	(6,957)	(283)
Accounts payable and accrued expenses	61,324	64,959
Cash provided by operating activities - continuing operations	142,548	100,991
Cash provided by operating activities - discontinued operations	4,600	11,881
Cash provided by operating activities	147,148	112,872
Cash flows from investing activities:
Acquisitions, net of cash acquired	(302,110)	(212,834)
Purchases of property and equipment	(28,001)	(19,189)
Proceeds from sale of businesses	101,014	100
Other investing activities	(791)	(3,642)
Cash used in investing activities - continuing operations	(229,888)	(235,565)
Cash provided by (used in) investing activities - discontinued operations	27,459	(937)
Cash used in investing activities	(202,429)	(236,502)

	Nine months ended September 30,
(in thousands)	2021	2020
Cash flows from financing activities:
Proceeds from issuance of Trust common shares, net	18,522	83,884
Borrowings under credit facility	365,000	200,000
Repayments under credit facility	(538,000)	(200,000)
Proceeds from issuance of Senior Notes	1,000,000	202,000
Redemption of Senior Notes	(627,688)	—
Distributions paid - common shares	(127,204)	(66,492)
Distributions paid - preferred shares	(18,136)	(17,633)
Distributions paid - allocation interests	(17,289)	(9,087)
Distributions paid to noncontrolling shareholders	(1,275)	—
Net proceeds provided by noncontrolling shareholders - acquisition	68,000	11,127
Net proceeds provided by noncontrolling shareholders	1,222	252
Purchase of noncontrolling interest	(50,462)	(1,253)
Debt issuance costs	(17,389)	(3,214)
Other	(429)	811
Net cash provided by financing activities	54,872	200,395
Foreign currency impact on cash	(96)	(260)
Net (decrease) increase in cash and cash equivalents	(505)	76,505
Cash and cash equivalents — beginning of period (1)	70,744	100,314
Cash and cash equivalents — end of period	$70,239	$176,819
(1) Includes cash from discontinued operations of $4.3 million at January 1, 2021 and $3.4 million at January 1, 2020.

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2021

Note A - Presentation and Principles of Consolidation
Compass Diversified Holdings, a Delaware statutory trust (the "Trust" or "Holdings") and Compass Group Diversified Holdings LLC, a Delaware limited liability company (the "Company"), were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. In accordance with the Third Amended and Restated Trust Agreement, dated as of August 3, 2021 (as amended and restated, the "Trust Agreement"), the Trust is sole owner of 100% of the Trust Interests (as defined in the Company’s Sixth Amended and Restated Operating Agreement, dated as of August 3, 2021 (as amended and restated, the "LLC Agreement")) of the Company and, pursuant to the LLC Agreement, the Company has, outstanding, the identical number of Trust Interests as the number of outstanding shares of the Trust. The Company is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.
The Company is a controlling owner of ten businesses, or reportable operating segments, at September 30, 2021. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Lugano Diamonds & Jewelry, Inc. ("Lugano Diamonds" or "Lugano"), Marucci Sports, LLC ("Marucci Sports" or "Marucci"), Velocity Outdoor, Inc. ("Velocity Outdoor" or "Velocity") (formerly Crosman Corp.), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold"), FFI Compass, Inc. ("Altor Solutions" or "Altor") (formerly "Foam Fabricators"), and The Sterno Group, LLC ("Sterno"). Refer to Note E - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability company ("CGM" or the "Manager"), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a Management Services Agreement ("MSA").
Basis of Presentation
The condensed consolidated financial statements for the three and nine month periods ended September 30, 2021 and September 30, 2020 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Consolidation
The condensed consolidated financial statements include the accounts of Holdings and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Discontinued Operations
During the third quarter of 2021, the Company completed the sale of Liberty Safe Holding Corporation ("Liberty"). The results of operations of Liberty are reported as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and September 30, 2020. Refer to Note C - "Discontinued Operations" for additional information. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.
Seasonality
Earnings of certain of our operating segments are seasonal in nature due to various recurring events, holidays and seasonal weather patterns, as well as the timing of our acquisitions during a given year. Historically, the third and fourth quarters produce the highest net sales during our fiscal year.

Change in Company Tax Status Election
On August 3, 2021, upon approval by the shareholders of the Trust, the Trust and the Company amended the Second Amended and Restated Trust Agreement of the Trust and the Fifth Amended and Restated Operating Agreement of the Company to authorize the Company to cause the Trust to elect to be treated as a corporation for U.S. federal income tax purposes and, at its discretion in the future, cause the Trust to be converted to a corporation.
Effective September 1, 2021 (the "Effective Date"), the Trust elected to be treated as a corporation for U.S. federal income tax purposes. Prior to the Effective Date, the Trust was treated as a partnership for U.S. federal income tax purposes and the Trust’s items of income, gain, loss and deduction flowed through from the Trust to the shareholders, and the Trust shareholders were subject to income taxes on their allocable share of the Trust’s income and gain. After the Effective Date, the trust will be taxed as a corporation and be subject to U.S. federal corporate income tax at the Trust level, but items of income, gain, loss and deduction will not flow through to Trust shareholders. Trust shareholders will no longer receive an IRS Schedule K-1. After the Effective Date, distributions from the Trust will be treated as dividends to the extent the Trust has accumulated or current earnings and profits. If the Trust does not have current or accumulated earnings and profits available for distribution, then the distribution will be treated as a return of capital and reduce Trust shareholders’ basis in their shares.
Prior to the Effective Date, each of the Company’s majority owned subsidiaries were treated as corporations for U.S. federal income tax purposes. The election did not change the tax status of any Company subsidiary, and each majority owned Company subsidiary is still treated as a corporation for U.S. federal income tax purposes.
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
Note B — Acquisitions
Acquisition of Lugano Diamonds & Jewelry, Inc.
On September 3, 2021, the Company, through its newly formed acquisition subsidiaries, Lugano Holding, Inc., a Delaware corporation (“Lugano Holdings”), and Lugano Buyer, Inc., a Delaware corporation (“Lugano Buyer”) and a wholly-owned subsidiary of Lugano Holdings, acquired the issued and outstanding shares of stock of Lugano Diamonds & Jewelry Inc. ("Lugano") other than the Rollover Shares described below (the “Lugano Transaction”). The Lugano Transaction was effectuated pursuant to a Stock Purchase Agreement (the “Lugano Purchase Agreement”), also dated September 3, 2021, by and among Lugano Buyer, the Sellers named therein (“Sellers”) and Mordechai Haim Ferder in his individual capacity and as initial representative of the Sellers. Lugano is a leading designer, manufacturer and marketer of high-end, one-of-a-kind jewelry sought after by some of the world’s most discerning clientele. Lugano conducts sales via its own retail salons as well as pop-up showrooms at Lugano-hosted or sponsored events in partnership with influential organizations in the equestrian, art and philanthropic community. Lugano is headquartered in Newport Beach, California.
The Company made loans to, and purchased a 60% equity interest in, Lugano. The purchase price, including proceeds from noncontrolling shareholders and net of transaction costs, was $265.7 million. The selling shareholders invested in the transaction along with the Company, representing 40% initial noncontrolling interest on both a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of Lugano. CGM will receive integration service fees of $2.3 million payable quarterly over a twelve month period as services are rendered which payments began in the quarter ended December 31, 2021. The Company incurred $1.8 million of transaction costs in conjunction with the Lugano acquisition, which was included in selling, general and administrative expense in the consolidated statements of operations during the third quarter of 2021. The Company funded the acquisition with cash on hand and a $120 million draw on its 2021 Revolving Credit Facility.
The results of operations of Lugano have been included in the consolidated results of operations since the date of acquisition. Lugano's results of operations are reported as a separate operating segment as a branded consumer business. The table below provides the provisional recording of assets acquired and liabilities assumed as of the date of acquisition. A full and detailed valuation of the assets and liabilities of Lugano is in process and the information related to the purchase price allocation remains provisional at this time. The purchase price allocation for Lugano is expected to result in a step up in the fair value of the inventory and property, plant and equipment, as well as a portion of the purchase price allocated to intangible assets. Goodwill will be calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships. The goodwill resulting from the purchase price allocation is expected to be deductible for income tax purposes.

(in thousands)	Preliminary Purchase Price Allocation
Assets:
Cash	$1,433
Accounts receivable (1)	20,954
Inventory	85,794
Property, plant and equipment	2,743
Goodwill	158,780
Other current and noncurrent assets	4,979
Total assets	$274,683

Liabilities and noncontrolling interest:
Current liabilities	$7,129
Other liabilities	99,381
Deferred tax liabilities	—
Noncontrolling interest	68,000
Total liabilities and noncontrolling interest	$174,510

Net assets acquired	$100,173
Noncontrolling interest	68,000
Intercompany loans to business	99,381
$267,554

Acquisition consideration
Purchase price	$256,000
Cash acquired (estimated)	1,554
Net working capital adjustment	10,000
Total purchase consideration	$267,554
Less: Transaction costs	1,827
Net purchase price	$265,727
(1) The fair value of accounts receivable approximates book value acquired.

Acquisition of Marucci Sports, LLC
On April 20, 2020, pursuant to an Agreement and Plan of Merger entered into on March 6, 2020, the Company, through a wholly-owned subsidiary, Wheelhouse Holdings Inc., a Delaware corporation (“Marucci Buyer”), and Wheelhouse Holdings Merger Sub LLC, a Delaware limited liability company and a wholly owned Subsidiary of Buyer (“Marucci Merger Sub”), completed a merger (the “Marucci Transaction”) with Marucci Sports, LLC, a Delaware limited liability company (“Marucci”). Upon the completion of the Marucci Transaction, Marucci became a wholly owned subsidiary of Marucci Buyer and an indirect subsidiary of the Company. Headquartered in Baton Rouge, Louisiana, Marucci is a leading manufacturer and distributor of baseball and softball equipment. Founded in 2009, Marucci has a product portfolio that includes wood and metal bats, apparel and accessories, batting and fielding gloves and bags and protective gear.
The Company made loans to, and purchased a 92.2% equity interest in, Marucci. The purchase price, including proceeds from noncontrolling shareholders and net of transaction costs, was $198.9 million. Marucci management and certain existing shareholders invested in the Marucci Transaction along with the Company, representing 7.8% initial noncontrolling interest on both a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of Marucci. CGM will receive integration service fees of $2.0 million payable quarterly over a twelve month period as services are rendered which payments began in the quarter ended September 30, 2020. The Company incurred $2.0 million of transaction costs in conjunction with the Marucci acquisition, which was included in selling, general and administrative expense in the consolidated statements of operations during the second quarter of 2020.
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
Acquisition of Boa Technology, Inc.
On October 16, 2020, the Company, through its newly formed acquisition subsidiaries, BOA Holdings Inc., a Delaware corporation (“BOA Holdings”) and BOA Parent Inc., a Delaware corporation (“BOA Buyer”) and a wholly-owned subsidiary of BOA Holdings, acquired Boa Technology Inc. ("BOA"), and its subsidiaries pursuant to an Agreement and Plan of Merger (the “Agreement and Plan of Merger”) by and among BOA Buyer, Reel Holding Corp., a Delaware corporation (“Reel”) and the sole stockholder of Boa Technology, Inc., BOA Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of BOA Buyer (“BOA Merger Sub”) and Shareholder Representative Services LLC (in its capacity as the representative of the stockholders of Reel) entered into an Agreement and Plan of Merger (the “BOA Merger Agreement”) with Reel Holding Corp., a Delaware corporation (“BOA”) and the sole stockholder of Boa Technology, Inc., BOA Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of BOA Buyer, and Shareholder Representative Services LLC (in its capacity as the representative of the stockholders of BOA). Pursuant to the Merger Agreement, Merger Sub was merged with and into BOA (the “BOA Merger”) such that the separate existence of Merger Sub ceased, and BOA survived the Merger as a wholly-owned subsidiary of BOA Buyer. BOA, creators of the award-winning BOA® Fit System featured in performance footwear, action sports, outdoor and medical products worldwide, was founded in 2001 and is headquartered in Denver, Colorado.
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
Unaudited pro forma information
The following unaudited pro forma data for the three months and nine months ended September 30, 2021 and 2020 gives effect to the acquisitions of Lugano, BOA and Marucci, as described above, and the disposition of Liberty Safe, as if these transactions had been completed as of January 1, 2020. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Three Months Ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net sales	$506,834	$428,741	$1,443,324	$1,151,137
Gross profit	$201,177	$169,430	$588,938	$450,919
Operating income	$45,970	$35,196	$144,965	$64,252
Net income from continuing operations	$20,869	$16,490	$35,647	$5,914
Net income from continuing operations attributable to Holdings	$17,423	$15,467	$20,836	$754
Basic and fully diluted net loss per share attributable to Holdings	$(0.11)	$(0.04)	$(0.33)	$(0.52)
Other acquisitions
Arnold
On March 1, 2021, Arnold acquired Ramco Electric Motors, Inc. ("Ramco"), a manufacturer of stators, rotors and full electric motors, for a purchase price of approximately $34.3 million. The acquisition and related transaction costs were funded through an additional equity investment in Arnold by the Company of $35.5 million. Ramco was founded in 1987 and is based in Greenville, Ohio. Ramco supplies their custom electric motor solutions for general industrial, aerospace and defense, and oil and gas end-markets. Ramco’s complementary product portfolio will allow Arnold to be able to offer more comprehensive, turnkey solutions to their customers. Arnold has not completed the preliminary purchase price allocation for the Ramco acquisition and the excess purchase price over net assets acquired has been recorded as goodwill of $22.3 million on a preliminary basis at September 30, 2021.
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
In September 2020, Altor Solutions invested $3.6 million in Rational Packaging, LLC, a designer and manufacturer of recyclable, paperboard-based structural packaging components. The investment is accounted for as an equity method investment.
Note C — Discontinued Operations
Sale of Liberty
On July 16, 2021, the Company, as majority stockholder of Liberty Safe Holding Corporation and as Sellers Representative, entered into a definitive Stock Purchase Agreement (the “Purchase Agreement”) with Independence Buyer, Inc. (“Liberty Buyer”), Liberty and the other holders of stock and options of Liberty to sell to Buyer all of the issued and outstanding securities of Liberty, the parent company of the operating entity, Liberty Safe and Security Products, Inc.
On August 3, 2021, Liberty Buyer and the Company, as Sellers Representative, entered into the Amendment to Stock Purchase Agreement (the “Amendment”) which amended the Purchase Agreement to, among other things, provide that, immediately prior to the closing, certain investors in Liberty will, instead of selling all of the shares of Liberty owned by them to Liberty Buyer, contribute a portion of such shares (the “Rollover Shares”) to an indirect parent company of Liberty Buyer in exchange for equity securities of such entity.

On August 3, 2021, Liberty Buyer completed the acquisition of all the issued and outstanding securities of Liberty (other than the Rollover Shares) pursuant to the Purchase Agreement and Amendment (the “Liberty Transaction”). The sale price of Liberty was based on an aggregate total enterprise value of $147.5 million, subject to customary adjustments. After the allocation of the sale proceeds to Liberty's non-controlling shareholders, the repayment of intercompany loans to the Company (including accrued interest) of $26.5 million, and the payment of transaction expenses of approximately $4.5 million, the Company received approximately $128.0 million of total proceeds from the sale at closing. The Company recognized a gain on the sale of Liberty of $72.7 million in the third quarter of 2021.
Summarized results of operations of Liberty for the three and nine months ended September 30, 2021 and 2020 through the date of disposition are as follows (in thousands):

	For the period July 1, 2021 through disposition	Three months ended September 30, 2020	For the period January 1, 2021 through disposition	Nine Months Ended September 30, 2020
Net sales	10,828	$31,186	75,753	$80,599
Gross profit	2,353	$8,112	20,129	$21,058
Operating income (loss)	(2,358)	$5,736	9,175	$12,281
Income (loss) from continuing operations before income taxes (1)	(2,406)	$5,739	9,174	$12,287
Provision (benefit) for income taxes	(1,097)	$1,210	1,509	$2,357
Income (loss) from discontinued operations (1)	(1,309)	$4,529	7,665	$9,930
(1) The results of operations for the periods from July 1, 2021 through disposition, January 1, 2021 through disposition, and the three and nine months ended September 30, 2020, each exclude $0.3 million and $1.7 million and $0.9 million and $2.8 million, respectively, of intercompany interest expense.
The following table presents summary balance sheet information of Liberty that is presented as discontinued operations as of December 31, 2020 (in thousands):

December 31, 2020
Assets
Cash and cash equivalents	$4,342
Accounts receivable, net	18,812
Inventories, net	9,406
Prepaid expenses and other current assets	945
Current assets of discontinued operations	$33,505
Property, plant and equipment, net	9,551
Goodwill	32,828
Intangible assets, net	3,020
Other non-current assets	8,474
Non-current assets of discontinued operations	$53,873

Liabilities
Accounts payable	$7,495
Accrued expenses	4,911
Due to related party	101
Other current liabilities	2,723
Current liabilities of discontinued operations	$15,230
Deferred income taxes	1,815
Other non-current liabilities	9,320
Non-current liabilities of discontinued operations	$11,135
Noncontrolling interest of discontinued operations	$3,836

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
The following tables provide disaggregation of revenue by reportable segment geography for the three and nine months ended September 30, 2021 and 2020 (in thousands):

Three months ended September 30, 2021
	5.11	BOA	Ergo	Lugano	Marucci	Velocity	ACI	Altor	Arnold	Sterno	Total
United States	$89,866	$10,941	$8,152	$10,438	$24,623	$69,879	$23,182	$37,519	$26,511	$97,547	$398,658
Canada	2,522	135	927	—	128	3,215	—	—	129	2,735	9,791
Europe	6,644	14,408	8,010	—	27	1,944	—	—	8,230	347	39,610
Asia Pacific	3,826	13,915	2,617	385	253	314	—	—	1,484	169	22,963
Other international	8,241	97	110	—	9	1,549	—	6,603	498	29	17,136
	$111,099	$39,496	$19,816	$10,823	$25,040	$76,901	$23,182	$44,122	$36,852	$100,827	$488,158

Three months ended September 30, 2020
	5.11	Ergo	Marucci	Velocity	ACI	Altor	Arnold	Sterno	Total
United States	$80,100	$6,378	$19,340	$64,012	$22,771	$31,084	$13,933	$92,254	$329,872
Canada	1,340	750	55	3,143	—	—	—	5,158	10,446
Europe	6,860	7,354	16	2,482	—	—	6,926	272	23,910
Asia Pacific	3,550	4,874	130	245	—	—	745	53	9,597
Other international	6,556	122	10	747	—	5,442	1,015	—	13,892
	$98,406	$19,478	$19,551	$70,629	$22,771	$36,526	$22,619	$97,737	$387,717

Nine months ended September 30, 2021
	5.11	BOA	Ergo	Lugano	Marucci	Velocity	ACI	Altor	Arnold	Sterno	Total
United States	$262,113	$39,758	$26,043	$10,438	$85,084	$184,452	$67,209	$105,046	$69,967	$257,000	$1,107,110
Canada	7,840	705	2,789	—	604	9,339	—	—	545	8,994	30,816
Europe	20,285	44,746	23,838	—	85	7,024	—	—	24,899	1,044	121,921
Asia Pacific	11,707	34,619	16,037	385	541	1,095	—	—	4,728	274	69,386
Other international	19,064	205	393	—	14	3,981	—	17,536	1,754	86	43,033
	$321,009	$120,033	$69,100	$10,823	$86,328	$205,891	$67,209	$122,582	$101,893	$267,398	$1,372,266

Nine months ended September 30, 2020
	5.11	Ergo	Marucci	Velocity	ACI	Altor	Arnold	Sterno	Total
United States	$223,204	$19,736	$24,375	$131,791	$67,423	$75,544	$47,789	$246,182	$836,044
Canada	4,605	2,466	70	7,915	—	—	239	11,229	26,524
Europe	20,412	19,953	20	5,954	—	—	22,536	495	69,370
Asia Pacific	10,943	15,784	330	679	—	—	3,293	87	31,116
Other international	22,658	1,232	12	1,901	—	13,794	2,590	139	42,326
	$281,822	$59,171	$24,807	$148,240	$67,423	$89,338	$76,447	$258,132	$1,005,380
Note E — Operating Segment Data
At September 30, 2021, the Company had ten reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:
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
•Lugano Diamonds is a leading designer, manufacturer and marketer of high-end, one-of-a-kind jewelry sought after by some of the world’s most discerning clientele. Lugano conducts sales via its own retail salons as well as pop-up showrooms at Lugano-hosted or sponsored events in partnership with influential organizations in the equestrian, art and philanthropic community. Lugano is headquartered in Newport Beach, California.
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
Summary of Operating Segments

Net Revenues	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020

5.11	$111,099	$98,406	$321,009	$281,822
BOA	39,496	—	120,033	—
Ergobaby	19,816	19,478	69,100	59,171
Lugano	10,823	—	10,823	—
Marucci	25,040	19,551	86,328	24,807
Velocity Outdoor	76,901	70,629	205,891	148,240
ACI	23,182	22,771	67,209	67,423
Altor	44,122	36,526	122,582	89,338
Arnold	36,852	22,619	101,893	76,447
Sterno	100,827	97,737	267,398	258,132
Total segment revenue	488,158	387,717	1,372,266	1,005,380
Corporate and other	—	—	—	—
Total consolidated revenues	$488,158	$387,717	$1,372,266	$1,005,380

Segment profit (loss) (1)	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020

5.11	$10,088	$8,681	$27,893	$17,969
BOA	7,091	—	25,798	—
Ergobaby	246	2,363	5,964	5,943
Lugano	1,583	—	1,583	—
Marucci	3,580	1,265	15,267	(6,478)
Velocity Outdoor	12,905	11,062	33,039	13,896
ACI	6,791	6,205	18,610	18,272
Altor	5,380	4,759	13,612	11,118
Arnold	4,611	(495)	10,104	2,601
Sterno	4,232	7,674	15,094	16,906
Total	56,507	41,514	166,964	80,227
Reconciliation of segment profit (loss) to consolidated net income before income taxes:
Interest expense, net	(13,855)	(12,351)	(42,607)	(32,122)
Other income (expense), net	1,031	(450)	(1,906)	(2,178)
Corporate and other (2)	(15,407)	(12,043)	(77,298)	(31,420)
Total consolidated income before income taxes	$28,276	$16,670	$45,153	$14,507

(1)Segment profit (loss) represents operating income (loss).
(2)Primarily relates to management fees expensed and payable to CGM, the loss on debt extinguishment recognized in 2021 and corporate overhead expenses.

Depreciation and Amortization Expense	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020

5.11	$5,792	$5,296	$16,493	$15,734
BOA	5,082	—	14,818	—
Ergobaby	2,042	2,038	6,354	6,129
Lugano	41	—	41	—
Marucci	2,127	3,281	6,290	7,968
Velocity Outdoor	3,093	3,120	9,311	9,480
ACI	527	595	1,568	1,867
Altor	3,148	3,304	8,845	9,286
Arnold	1,965	1,697	5,702	4,969
Sterno	5,610	5,649	15,976	16,912
Total	29,427	24,980	85,398	72,345
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs and bond premium	759	577	2,084	1,656
Consolidated total	$30,186	$25,557	$87,482	$74,001

	Accounts Receivable		Identifiable Assets
	September 30,	December 31,	September 30,	December 31,
(in thousands)	2021	2020	2021 (1)	2020 (1)
5.11	$50,339	$50,082	$349,752	$354,033
BOA	3,116	1,492	262,747	269,438
Ergobaby	8,423	5,034	87,483	91,293
Lugano	21,953	—	112,757	—
Marucci	17,728	10,172	127,618	129,116
Velocity Outdoor	41,892	40,126	214,760	191,180
ACI	9,082	7,252	24,210	28,932
Altor	33,816	34,088	158,885	164,800
Arnold	22,534	13,237	86,534	75,958
Sterno	67,547	70,467	231,131	251,307
Allowance for doubtful accounts	(17,489)	(18,255)	—	—
Total	258,941	213,695	1,655,877	1,556,057
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	13,272	8,213
Assets of discontinued operations	—	—	—	87,378
Consolidated total	$258,941	$213,695	$1,669,149	$1,651,648

(1)Does not include accounts receivable balances per schedule above or goodwill balances - refer to Note G - "Goodwill and Other Intangible Assets".

Note F — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Machinery and equipment	$212,815	$196,292
Furniture, fixtures and other	53,211	47,092
Leasehold improvements	54,645	49,287
Buildings and land	13,323	10,817
Construction in process	18,507	15,713
	352,501	319,201
Less: accumulated depreciation	(182,994)	(156,083)
Total	$169,507	$163,118
Depreciation expense was $10.4 million and $28.9 million for the three and nine months ended September 30, 2021, respectively and $8.4 million and $24.5 million for the three and nine months ended September 30, 2020, respectively.

Inventory
Inventory is comprised of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$91,938	$76,831
Work-in-process	27,380	14,978
Finished goods	394,926	283,380
Less: obsolescence reserve	(27,648)	(21,222)
Total	$486,596	$353,967

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

A summary of the net carrying value of goodwill at September 30, 2021 and December 31, 2020, is as follows (in thousands):

	Nine months ended September 30, 2021	Year ended December 31, 2020
Goodwill - gross carrying amount	$969,948	$790,920
Accumulated impairment losses	(57,745)	(57,745)
Goodwill - net carrying amount	$912,203	$733,175
The following is a reconciliation of the change in the carrying value of goodwill for the nine months ended September 30, 2021 by operating segment (in thousands):

	Balance at January 1, 2021	Acquisitions	Balance at September 30, 2021
5.11	$92,966	$—	$92,966
BOA	254,153	—	254,153
Ergobaby	63,531	(2,083)	61,448
Lugano	—	158,780	158,780
Marucci	68,170	—	68,170
Velocity Outdoor	30,079	—	30,079
ACI	58,019	—	58,019
Altor	75,369	—	75,369
Arnold	26,903	22,331	49,234
Sterno	55,336	—	55,336
Corporate (1)	8,649	—	8,649
Total	$733,175	$179,028	$912,203
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

Other intangible assets are comprised of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$534,536	$(206,621)	$327,915	$534,536	$(177,416)	$357,120
Technology and patents	155,821	(37,424)	118,397	148,397	(28,557)	119,840
Trade names, subject to amortization	358,775	(83,099)	275,676	358,758	(65,258)	293,500
Licensing and non-compete agreements	3,702	(3,652)	50	3,702	(3,482)	220
Distributor relations and other	1,960	(623)	1,337	210	(210)	—
Total	1,054,794	(331,419)	723,375	1,045,603	(274,923)	770,680
Trade names, not subject to amortization	56,965	—	56,965	56,965	—	56,965
In-process research and development (1)	—	—	—	6,500	—	6,500
Total intangibles, net	$1,111,759	$(331,419)	$780,340	$1,109,068	$(274,923)	$834,145
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
Amortization expense related to intangible assets was $19.1 million and $56.5 million for the three and nine months ended September 30, 2021, respectively, and $15.2 million and $43.5 million for the three and nine months ended September 30, 2020, respectively.
Estimated charges to amortization expense of intangible assets for the remainder of 2021 and the next four years, is as follows (in thousands):

2021	2022	2023	2024	2025

$19,320	$72,480	$72,037	$70,274	$64,986
Note H — Warranties
The Company’s Ergobaby, Marucci, BOA and Velocity Outdoor operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. Warranty liability is included in accrued expenses in the accompanying consolidated balance sheets. A reconciliation of the change in the carrying value of the Company’s warranty liability for the nine months ended September 30, 2021 and the year ended December 31, 2020 is as follows (in thousands):

Warranty liability	Nine months ended September 30, 2021	Year ended December 31, 2020

Beginning balance	$1,558	$784
Provision for warranties issued during the period	3,227	2,821
Fulfillment of warranty obligations	(2,739)	(2,696)
Other (1)	—	649
Ending balance	$2,046	$1,558
(1)    Represents the warranty liabilities recorded in relation to the Marucci and BOA acquisitions in 2020.

Note I — Debt
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
Net availability under the 2021 Revolving Credit Facility was approximately $465.0 million at September 30, 2021. Letters of credit outstanding at September 30, 2021 totaled approximately $1.0 million. At September 30, 2021, the Company was in compliance with all covenants as defined in the 2021 Credit Facility.
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
The following table provides the Company’s debt holdings at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Senior Notes	$1,000,000	$600,000
Revolving Credit Facility	134,000	307,000
Less: Unamortized premiums and debt issuance costs	(11,279)	(7,540)
Long-term debt	$1,122,721	$899,460
The Company's 2029 Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	September 30, 2021
	Maturity Date	Rate		Carrying Value	Fair Value
2029 Senior Notes	April 15, 2029	5.250%	2	1,000,000	1,042,500

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

The following table summarizes unamortized premiums and debt issuance costs at September 30, 2021 and December 31, 2020, and the balance sheet classification in each of the periods presented (in thousands):

	September 30, 2021	December 31, 2020
Unamortized premiums and debt issuance costs	$23,465	$16,466
Accumulated amortization	(5,209)	(6,121)
Unamortized premiums and debt issuance costs, net	$18,256	$10,345

Balance sheet classification:
Other noncurrent assets	$6,977	$2,805
Long-term debt	11,279	7,540
	$18,256	$10,345

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
At-The-Market Equity Offering Program
On September 7, 2021, the Company filed a prospectus supplement pursuant to which the Company may, but has no obligation to, issue and sell up to $500 million common shares of the Trust in amounts and at times to be determined by the Company. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions, the trading price of Trust common shares and determinations by us regarding appropriate sources of funding. The Company incurred $0.3 million in costs related to this offering.
In connection with this offering, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. and Goldman Sachs & Co. LLC (each a “Sales Agent” and, collectively, the “Sales Agents”). The Sales Agreement provides that the Company may offer and sell Trust common shares from time to time through the Sales Agents up to $500 million, in amounts and at times to be determined by the Company. Pursuant to the Sales Agreement, the shares may be offered and sold through each Sales Agent, acting separately, in ordinary brokers’ transactions, to or through a market maker, on or through the New York Stock Exchange or any other market venue where the securities may be traded, in the over-the-counter market, in privately negotiated transactions, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act or through a combination of any such methods of sale.
During the three and nine months ended September 30, 2021, the Company sold 630,108 Trust common shares under the Sales Agreement. For the same period, the Company received total net proceeds of approximately $18.8 million from these sales, and incurred approximately $0.3 million in commissions payable to the Sales Agents.
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

Series C Preferred Shares
On November 20, 2019, the Trust issued 4,000,000 7.875% Series C Preferred Shares (the "Series C Preferred Shares") with a liquidation preference of $25.00 per share, and on December 2, 2019, the Trust issued 600,000 of the Series C Preferred Shares which were sold pursuant to an option to purchase additional shares by the underwriters. Total proceeds from the issuance of the Series C Preferred Shares were $115.0 million, or $111.0 million net of underwriters' discount and issuance costs. Distributions on the Series C Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on January 30, 2020, at a rate per annum of 7.875%. Distributions on the Series C Preferred Shares are cumulative and at September 30, 2021, $1.5 million of Series C distributions are accumulated and unpaid. Unless full cumulative distributions on the Series C Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series C Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series C Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series C Preferred Shares. The Series C Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after January 30, 2025, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series C Preferred Shares will have no right to require the redemption of the Series C Preferred Shares and there is no maturity date.
Series B Preferred Shares
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Trust Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018, at a rate per annum of 7.875%. Distributions on the Series B Preferred Shares are cumulative and at September 30, 2021, $1.3 million of Series B distributions are accumulated and unpaid. Unless full cumulative distributions on the Series B Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series B Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series B Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the preferred shares. The Series B Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after April 30, 2028, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series B Preferred Shares will have no right to require the redemption of the Series B Preferred Shares and there is no maturity date.
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
Holding Event
The fifteen-year anniversary of ACI occurred in May 2021 which represented a Holding Event. The Company declared and paid a distribution to the Holders of $12.1 million in July 2021.The ten-year anniversary of Liberty occurred in March 2020 and the ten-year anniversary of Ergobaby occurred in September 2020. Both of these represented a Holding Event, and the holders of the Allocation Interests elected to defer the distribution until after the end of 2020. The profit allocation payment of $3.3 million related to the Liberty Holding Event and the profit allocation payment of $2.0 million related to the Ergobaby Holding Event were both paid in January 2021. The five-year anniversary of the acquisition of Sterno Products occurred in October 2019 which represented a Holding Event. The Company declared and paid a distribution to the Holders of $9.1 million in February 2020.
Sale Event
The Sale of Liberty in August 2021 qualified as a Sale Event under the Company's LLC Agreement. During the fourth quarter of 2021, the Company's Board declared a distribution to the Allocation Member of $16.8 million. The distribution will be paid in the fourth quarter of 2021.
Reconciliation of net income (loss) available to common shares of Holdings
The following table reconciles net income (loss) attributable to Holdings to net loss attributable to the common shares of Holdings (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income from continuing operations attributable to Holdings	$16,519	$14,879	$12,576	$5,010
Less: Distributions paid - Allocation Interests	12,075	—	17,289	9,087
Less: Distributions paid - Preferred Shares	6,045	6,046	18,136	17,633
Less: Accrued distributions - Preferred Shares	2,869	2,869	2,869	2,869
Net income (loss) from continuing operations attributable to common shares of Holdings	$(4,470)	$5,964	$(25,718)	$(24,579)
Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate to participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.
Basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 attributable to the common shares of Holdings is calculated as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss) from continuing operations attributable to common shares of Holdings	$(4,470)	$5,964	$(25,718)	$(24,579)
Less: Effect of contribution based profit - Holding Event	3,779	4,220	4,194	3,874

Net income (loss) from continuing operations attributable to common shares of Holdings	$(8,249)	$1,744	$(29,912)	$(28,453)

Income from discontinued operations attributable to Holdings	$71,581	$4,307	$79,888	$9,404
Less: Effect of contribution based profit - Holding Event	—	624	—	1,260
Income from discontinued operations attributable to common shares of Holdings	$71,581	$3,683	$79,888	$8,144

Basic and diluted weighted average common shares outstanding	65,008	64,900	64,936	62,556

Basic and fully diluted income (loss) per common share attributable to Holdings
Continuing operations	$(0.13)	$0.02	$(0.46)	$(0.46)
Discontinued operations	1.10	0.06	1.23	0.13
	$0.97	$0.08	$0.77	$(0.33)
Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares (in thousands, except per share data):

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date

Trust Common Shares:
July 1, 2021 - September 30, 2021 (1)	$0.36	$23,742	October 15, 2021	October 22, 2021
August 3, 2021 (2)	$0.88	$57,112	August 31, 2021	September 7, 2021
April 1, 2021 - June 30, 2021	$0.36	$23,364	July 15, 2021	July 22, 2021
January 1, 2021 - March 31, 2021	$0.36	$23,364	April 15, 2021	April 22, 2021
October 1, 2020 - December 31, 2020	$0.36	$23,364	January 15, 2021	January 22, 2021
July 1, 2020 - September 30, 2020	$0.36	$23,364	October 15, 2020	October 22, 2020
April 1, 2020 - June 30, 2020	$0.36	$23,364	July 16, 2020	July 23, 2020
January 1, 2020 - March 31, 2020	$0.36	$21,564	April 16, 2020	April 23, 2020
October 1, 2019 - December 31, 2019	$0.36	$21,564	January 16, 2020	January 23, 2020

Series A Preferred Shares:
July 30, 2021 - September 29, 2021 (1)	$0.453125	$1,813	October 15, 2021	October 30, 2021
April 30, 2021 - July 29, 2021	$0.453125	$1,813	July 15, 2021	July 30, 2021
January 30, 2021 - April 29, 2021	$0.453125	$1,813	April 15, 2021	April 30, 2021
October 30, 2020 - January 29, 2021	$0.453125	$1,813	January 15, 2021	January 30, 2021
July 30, 2020 - September 29, 2020	$0.453125	$1,813	October 15, 2020	October 30, 2020
April 30, 2020 - July 29, 2020	$0.453125	$1,813	July 15, 2020	July 30, 2020
January 30, 2020 - April 29, 2020	$0.453125	$1,813	April 15, 2020	April 30, 2020
October 30, 2019 - January 29, 2020	$0.453125	$1,813	January 15, 2020	January 30, 2020

Series B Preferred Shares:
July 30, 2021 - September 29, 2021 (1)	$0.4921875	$1,969	October 15, 2021	October 30, 2021
April 30, 2021 - July 29, 2021	$0.4921875	$1,969	July 15, 2021	July 30, 2021
January 30, 2021 - April 29, 2021	$0.4921875	$1,969	April 15, 2021	April 30, 2021
October 30, 2020 - January 29, 2021	$0.4921875	$1,969	January 15, 2021	January 30, 2021
July 30, 2020 - September 29, 2020	$0.4921875	$1,969	October 15, 2020	October 30, 2020
April 30, 2020 - July 29, 2020	$0.4921875	$1,969	July 15, 2020	July 30, 2020
January 30, 2020 - April 29, 2020	$0.4921875	$1,969	April 15, 2020	April 30, 2020
October 30, 2019 - January 29, 2020	$0.4921875	$1,969	January 15, 2020	January 30, 2020

Series C Preferred Shares:
July 30, 2021 - September 29, 2021 (1)	$0.4921875	$2,264	October 15, 2021	October 30, 2021
April 30, 2021 - July 29, 2021	$0.4921875	$2,264	July 15, 2021	July 30, 2021
January 30, 2021 - April 29, 2021	$0.4921875	$2,264	April 15, 2021	April 30, 2021
October 30, 2020 - January 29, 2021	$0.4921875	$2,264	January 15, 2021	January 30, 2021
July 30, 2020 - September 29, 2020	$0.4921875	$2,264	October 15, 2020	October 30, 2020
April 30, 2020 - July 29, 2020	$0.4921875	$2,264	July 15, 2020	July 30, 2020
January 30, 2020 - April 29, 2020	$0.4921875	$2,264	April 15, 2020	April 30, 2020
November 20, 2019 - January 29, 2020	$0.38281	$1,531	January 15, 2020	January 30, 2020
(1) This distribution was     declared on October 5, 2021.
(2) On August 3, 2021, in order to offset a portion of the tax liability to the shareholders as a result of the election to cause the Trust to be treated as a corporation for U.S. federal income tax purposes, the Company's Board of Directors declared a special cash distribution on the Trust’s common shares. A distribution of $57.1 million was made on August 31, 2021 to Trust common shareholders. The Company expects that subsequent distributions to the Trust common shareholders will be reduced from $0.36 per share to reflect the effect of the Trust being taxed as a corporation.
Note K — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the Company’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of September 30, 2021 and December 31, 2020:

	% Ownership (1) September 30, 2021		% Ownership (1) December 31, 2020
	Primary	Fully Diluted	Primary	Fully Diluted
5.11	97.7	88.4	97.6	88.1
BOA	92.7	83.7	81.9	74.8
Ergobaby	81.7	72.7	81.4	72.6
Lugano	60.0	60.0	n/a	n/a
Marucci	92.2	83.8	92.2	83.8
Velocity Outdoor	99.3	88.0	99.3	88.0
ACI	71.8	67.6	71.8	67.6
Altor	100.0	91.5	100.0	91.5
Arnold	98.0	88.1	96.7	81.1
Sterno	100.0	87.1	100.0	88.5
(1)     The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	September 30, 2021	December 31, 2020
5.11	$14,904	$14,567
BOA	26,695	61,625
Ergobaby	28,616	27,408
Lugano	68,272	—
Marucci	12,956	11,386
Velocity Outdoor	4,980	4,077
ACI	(3,812)	(7,175)
Altor	3,671	2,901
Arnold	1,239	1,117
Sterno	1,195	282
Allocation Interests	100	100
	$158,816	$116,288

BOA - Repurchase of Noncontrolling Interest
In September 2021, BOA repurchased shares of its issued and outstanding common shares from its largest minority shareholder for a total payment of $48.0 million, which BOA financed by borrowing under their intercompany credit facility with the Company (the "BOA Credit Agreement"). The BOA Credit Agreement was amended to (i) provide for additional term loan borrowings of $38.0 million, and (ii) consent to the repurchase of the shares from the minority shareholder. The transaction was accounted for in accordance with ASC 810 - Consolidation, whereby the carrying amount of the noncontrolling interest was adjusted to reflect the change in the ownership interest in BOA that occurred as a result of the share repurchase. The difference between the fair value of the consideration paid of $48.0 million and the amount by which the noncontrolling interest was adjusted of $39.4 million was recognized in equity attributable to the Company.

Note L — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at September 30, 2021
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(151)	$—	$—	$(151)
Contingent consideration - acquisition (2)	(1,350)	—	—	(1,350)
Total recorded at fair value	$(1,501)	$—	$—	$(1,501)

(1)Represents put option issued to noncontrolling shareholders in connection with the 5.11 acquisition.
(2)Represents potential earn-out payable as additional purchase price consideration by Altor in connection with the acquisition of Polyfoam.

	Fair Value Measurements at December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(435)	$—	$—	$(435)
Contingent consideration - acquisition (2)	(1,350)	—	—	(1,350)
Total recorded at fair value	$(1,785)	$—	$—	$(1,785)

(1)Represents put option issued to noncontrolling shareholders in connection with the 5.11 and Liberty acquisitions. Liberty was sold on July 16, 2021.
(2)Represents potential earn-out payable as additional purchase price consideration by Altor in connection with the acquisition of Polyfoam.
Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1, 2020 through September 30, 2021 are as follows (in thousands):

Level 3
Balance at January 1, 2020	$(111)
Increase in the fair value of put option of noncontrolling shareholder - Liberty	(264)
Increase in the fair value of put option of noncontrolling shareholder - 5.11	(60)
Contingent consideration - Polyfoam	(1,350)
Balance at December 31, 2020	$(1,785)
Termination of put option of noncontrolling shareholder - Liberty	314
Increase in the fair value of put option of noncontrolling shareholder - 5.11	(30)
Balance at September 30, 2021	$(1,501)
Valuation Techniques
The Company has not changed its valuation techniques in measuring the fair value of any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Nonrecurring Fair Value Measurements
There were no assets or liabilities measured on a non-recurring basis during the quarter ended September 30, 2021 and December 31, 2020, respectively.
Note M — Income taxes
Effective September 1, 2021, the Company’s parent (i.e., the Trust) elected to be treated as a corporation for U.S federal income tax purposes. Prior to September 1, 2021, the Company’s items of income, gain, loss and deduction flowed through to owners of the parent Trust without being subject to entity level income taxes. Consequently, the Company’s earnings did not reflect a provision for income taxes except those for foreign, state, city and local income taxes incurred at the entity level. From and after September 1, 2021, the parent Trust will be subject to entity-level U.S. federal, state, and local corporate income taxes on the Company’s earnings that flow through to the Trust.
The Company estimates its annual effective tax rate each fiscal quarter and applies that estimated rate to its interim pre-tax earnings. In this regard, the Company reflects the full year’s estimated tax impact of certain unusual or infrequently occurring items and the effects of changes in tax laws or rates in the interim period in which they occur.
The computation of the annual estimated effective tax rate for each interim period requires certain assumptions, estimates, and significant judgment, including with respect to the projected operating income for the year, projections of income earned and taxes incurred in various jurisdictions, permanent and temporary differences and the likelihood of recovering deferred tax assets. The accounting estimates used to compute the provision for income taxes may change as new events occur, as additional information is obtained, as our tax structure changes or as the tax laws change. Certain foreign operations are subject to foreign income taxation under existing provisions of the laws of those jurisdictions.

The reconciliation between the Federal Statutory Rate and the effective income tax rate for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine months ended September 30,
	2021	2020
United States Federal Statutory Rate	21.0%	21.0%
State income taxes (net of Federal benefits)	5.6	6.8
Foreign income taxes	3.4	2.4
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	29.3	15.4
Impact of subsidiary employee stock options	0.5	2.4
Credit utilization	(5.6)	(3.6)
Non-recognition of NOL carryforwards at subsidiaries	(0.5)	(9.4)
Effect of Tax Act	(1.6)	8.6
Other	2.5	(1.4)
Effective income tax rate	54.6%	42.2%

(1)     The effective income tax rate for the nine months ended September 30, 2021 and 2020 includes a loss at the Company's parent, which was taxed as a partnership through August 31, 2021. Beginning September 1, 2021, the Company’s parent is taxed as a corporation.

Note N — Defined Benefit Plan
In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $2.8 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at September 30, 2021. Net periodic benefit cost consists of the following for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Service cost	$103	$143	$317	$420
Interest cost	10	8	27	23
Expected return on plan assets	(18)	(21)	(55)	(62)
Amortization of unrecognized loss	(7)	58	(5)	171
Effect of curtailment	23	352	111	352
Net periodic benefit cost	$111	$540	$395	$904
During the nine months ended September 30, 2021, per the terms of the pension agreement, Arnold contributed $0.2 million to the plan. For the remainder of 2021, the expected contribution to the plan will be approximately $0.1 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore, the fair values of the pension plan assets at September 30, 2021 were considered Level 3.
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

Leases
The Company and its subsidiaries lease manufacturing facilities, warehouses, office facilities, retail stores, equipment and vehicles under various operating arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics. The variable lease expense was not a material component of our total lease expense for the three and nine months ended September 30, 2021 and 2020. The Company recognized $8.2 million and $24.3 million in the three and nine months ended September 30, 2021, respectively, and $7.5 million and $21.8 million in the three and nine months ended September 30, 2020, respectively, in expense related to operating leases in the condensed consolidated statements of operations.
The maturities of lease liabilities at September 30, 2021 are as follows (in thousands):

2021 (excluding nine months ended September 30, 2021)	$3,769
2022	29,078
2023	22,128
2024	17,971
2025	14,612
Thereafter	30,081
Total undiscounted lease payments	$117,639
Less: Interest	7,526
Present value of lease liabilities	$110,113
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
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows:

Lease Term and Discount Rate	September 30, 2021	September 30, 2020
Weighted-average remaining lease term (years)	5.51	6.05
Weighted-average discount rate	7.62%	7.65%
Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	September 30, 2021	December 31, 2020

Operating lease right-of-use assets	Other non-current assets	$96,956	$92,131
Current portion, operating lease liabilities	Other current liabilities	$25,423	$22,754
Operating lease liabilities	Other non-current liabilities	$84,690	$75,822

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,053	$22,816
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$13,633	$9,913
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
Integration Services Agreements
Lugano, which was acquired in September 2021, entered into an Integration Services Agreement ("ISA") with CGM whereby Lugano will pay CGM an integration services fee of $2.3 million quarterly over a twelve month period as services are rendered, beginning in the quarter ended December 31, 2021. BOA, which was acquired in October 2020, entered into an ISA with CGM whereby BOA will pay CGM an integration service fee of $4.4 million quarterly over a twelve month period as services are rendered, beginning in the quarter ended December 31, 2020. Marucci Sports, which was acquired in April 2020, entered into an ISA with CGM. Marucci paid CGM an integration service fee of $2.0 million quarterly over a twelve month period as services are rendered, beginning in the quarter ended September 30, 2020. Under the ISAs, CGM provides services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act of 2002, as amended, and align the acquired entity's policies and procedures with our other subsidiaries.
The Company and its businesses have the following significant related party transactions:
5.11
Recapitalization - In August 2021, the Company completed a recapitalization of 5.11 whereby the Company entered into an amendment to the intercompany loan agreement with 5.11 (the "5.11 Loan Agreement"). The 5.11 Loan Agreement was amended to provide for additional term loan borrowings of $55.0 million to fund a distribution to shareholders. The Company owned 97.7% of the outstanding shares of 5.11 on the date of the distribution and received $53.7 million. The remaining amount of the distribution went to minority shareholders.
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.1 million and $0.9 million during the three and nine months ended September 30, 2021, respectively, and $0.7 million and $2.3 million during the three and nine months ended September 30, 2020, respectively, in inventory from the vendor.

BOA
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA had approximately $11.2 million and $32.8 million in purchases from this supplier during the three and nine months ended September 30, 2021, respectively.
Note Q - Subsequent Event
Acquisition of Plymouth Foam, LLC
On October 5, 2021, Altor acquired Plymouth Foam, LLC (“Plymouth”), a manufacturer of protective packaging and componentry, for an enterprise value of approximately $56.0 million, excluding customary closing adjustments. The acquisition and related transaction costs were funded through an additional term loan of $52.0 million under the Altor intercompany credit agreement and a draw on the existing Altor intercompany revolving credit facility with the Company. Altor paid approximately $0.4 million in transaction fees in connection with the acquisition of Plymouth. Plymouth was founded in 1978 and is based in Plymouth, Wisconsin. Plymouth supplies a wide array of high value products, including custom protective packaging, cold chain packaging and internal components made from expanded polystyrene and expanded polypropylene. Plymouth’s complementary product portfolio will allow Altor to be able to further expand its business and capabilities.
Sale of Advanced Circuits
On October 13, 2021, the Company, as the representative (the “Sellers Representative”) of the holders (the “Sellers”) of stock and options of Compass AC Holdings, Inc. (“Advanced Circuits”), a majority owned subsidiary of the Company, entered into a definitive Agreement and Plan of Merger (the “Agreement”) with Tempo Automation, Inc. (“Buyer”), Aspen Acquisition Sub, Inc. (“Merger Sub”) and Advanced Circuits, pursuant to which Buyer will acquire all of the issued and outstanding securities of Advanced Circuits, the parent company of the operating entity, Advanced Circuits, Inc., through a merger of Merger Sub with and into Advanced Circuits, with Advanced Circuits surviving the merger and becoming a wholly owned subsidiary of Buyer (the “Merger”). Under the terms of the Agreement, the Sellers will receive consideration in the amount of $310 million, composed of $240 million in cash and $70 million in common stock of a publicly traded special purpose acquisition company (“SPAC”) selected by Buyer to acquire Buyer (the “SPAC Transaction”) upon the closing of the transaction, excluding certain working capital and other adjustments. In addition, the Sellers may receive 2.4 million additional shares of SPAC common stock within five years, subject to SPAC stock price performance. The Company owns approximately 67% of the outstanding stock of Advanced Circuits on a fully diluted basis and expects to receive approximately 77% of the gross consideration payable under the Agreement. This amount is in respect of the Company’s outstanding loans to Advanced Circuits and its equity interests in Advanced Circuits. The closing of the transaction is expected to occur in the first quarter of 2022, however, there can be no assurances that all of the conditions to closing, which include the closing of the SPAC transaction, will be satisfied.
Acquisition of Lizard Skins
On October 22, 2021, Marucci Sports acquired Lizard Skins, LLC ("Lizard Skins"), an industry leading provider of sporting goods accessories that revolve around the hand-to-grip interface, for an enterprise value of approximately $47.0 million, excluding customary closing adjustments. The acquisition and related transaction costs were funded through an additional term loan of $44.1 million under the Marucci inter-company credit agreement with the Company, a draw on the existing Marucci revolving credit facility with the Company, and rollover equity from the selling shareholders of Lizard Skins. Marucci issued 11,915 shares to the selling shareholders in exchange for the rollover equity, which represents an ownership interest of approximately 1% in Marucci. Marucci paid approximately $1.4 million in transaction expenses in connection with the acquisition of Lizard Skins. Lizard Skins is a designer and seller of branded grip products, protective equipment, bags and apparel for use in baseball, cycling, hockey, Esports and lacrosse. The acquisition of Lizard Skins will allow Marucci to build on its leading position in diamond sports while simultaneously developing Marucci's presence in new sports markets such as hockey and cycling.

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
Overview
Compass Diversified Holdings ("Holdings") was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC (the "Company") was also formed on November 18, 2005. Holdings and the Company (collectively, "CODI") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The Company is the operating entity and is a controlling owner of ten businesses, or operating segments, at September 30, 2021. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Lugano Holdings, Inc., Inc. ("Lugano Diamond" or "Lugano"), Marucci Sports, LLC ("Marucci" or "Marucci Sports"), Velocity Outdoor, Inc. ("Velocity Outdoor" or "Velocity"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), FFI Compass, Inc. ("Altor Solutions" or "Altor" (formerly "Foam Fabricators")), AMT Acquisition Corporation ("Arnold"), and The Sterno Group, LLC ("Sterno").
We acquired our existing businesses (segments) that we own at September 30, 2021 as follows:

		Ownership Interest - September 30, 2021
Business	Acquisition Date	Primary	Diluted
Advanced Circuits	May 16, 2006	71.8%	67.6%
Liberty Safe	March 31, 2010	60%	60.0%
Ergobaby	September 16, 2010	81.7%	72.7%
Arnold	March 5, 2012	98.0%	88.1%
Sterno	October 10, 2014	100.0%	87.1%
5.11	August 31, 2016	97.7%	88.4%
Velocity Outdoor	June 2, 2017	99.3%	88.0%
Altor Solutions	February 15, 2018	100.0%	91.5%
Marucci Sports	April 20, 2020	92.2%	83.8%
BOA (1)	October 16, 2020	92.7%	83.7%
Lugano	September 3, 2021	60.0%	60.0%
(1) In the third quarter of 2021, BOA repurchased shares of its issued and outstanding common shares from its largest minority shareholder for a total payment of $48 million, which increased the Company's primary ownership interest in BOA to 92.7%.
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
Lugano - Lugano is a leading designer, manufacturer and marketer of high-end, one-of-a-kind jewelry sought after by some of the world’s most discerning clientele. Lugano conducts sales via its own retail salons as well as pop-up showrooms at Lugano-hosted or sponsored events in partnership with influential organizations in the equestrian, art and philanthropic community. Lugano is headquartered in Newport Beach, California.
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
Significant Trends Impacting Our Businesses
COVID-19 Update
In March 2020, the World Health Organization categorized COVID-19 as a pandemic. The emergence of COVID-19 and new variants of the virus around the world continue to present significant risks to our business. The economic and health conditions in the United States and across most of the globe have continued to change since the beginning of the pandemic and the ultimate impact of COVID-19 on our business is dependent on future developments, including the duration of the pandemic, the emergence of variants of the virus and the related length of its impact on the global economy, which are highly uncertain and difficult to accurately predict. The public health situation, global response measures and corresponding impacts on various markets remain fluid and uncertain. The health of our team and various stakeholders is our highest priority, and we have taken multiple steps to provide support and a safe work environment.
The Company anticipates that COVID-19 will continue to impact the results of operations, including a potential decrease in gross margins, operating income and Adjusted EBITDA at certain of its niche industrial businesses for the remainder of 2021. These niche industrial businesses have experienced operating constraints as their end markets have been more significantly impacted by the pandemic. For example, the Company expects the Sterno Products division of Sterno to continue to be negatively impacted by the Delta variant of COVID-19 during the remaining months of 2021 and potentially into early 2022 due to that division's reliance on the food service industry. However, we expect the diversification of our group of businesses, particularly the continued strong performance in our consumer branded businesses, to offset the potential decline in operating results from the COVID-19 pandemic experienced by certain of these niche industrial businesses.
Global Supply Chain Trends
Additionally, disruption in the global supply chain due to transportation delays and U.S. port congestion are expected to continue during the fourth quarter of 2021 and continue to place constraints on several of our businesses. Surges in demand and shifts in shopping patterns related to COVID-19, as well as other factors, have continued to strain the global supply chain network, which has resulted in carrier-imposed capacity restrictions, carrier delays, and longer lead times. U.S. ports that have been unable to keep pace with unprecedented inbound container volume, which has led to shipping and unloading backlogs. The situation has been further exacerbated by COVID-19 protocols at many port locations. Due to the backlog at the ports and other supply chain disruptions, most of our businesses are experiencing shortages in materials and products, and significant increases in freight costs. Many of our companies are relying on expensive air freight to import goods to meet customer demand. We are also seeing the availability of raw materials, components and finished goods impacted by the supply chain challenges which has led to shortages of certain materials and led to pressure on revenue growth. In addition, the closure of certain Asian manufacturing facilities as a result of a lack of COVID-19 vaccines, local government quarantine efforts and electricity shortages have impacted our ability to import products timely. Further, in the U.S., the surge in demand along with COVID-19 related government stimulus and rising hourly labor wages, are creating labor shortages and higher labor costs. We expect these cost trends to continue through the remainder of 2021 and into the first half of 2022.
The areas of focus for the remainder of 2021, which are generally applicable to each of our businesses, include:
•Achieving sales growth through a combination of new product development, increasing distribution, new customer acquisitions and international expansion;
•Raising prices on our goods due to rising input costs to preserve operating margins,
•Taking market share, where possible, in each of our niche market leading companies, generally at the expense of less well capitalized competitors;
•Striving for excellence in supply chain management, manufacturing and technological capabilities;
•Continuing to pursue expense reduction and cost savings in lower margin business lines or in response to lower production volume;
•Continuing to grow through disciplined, strategic acquisitions and rigorous integration processes; and
•Driving free cash flow through increased net income and effective working capital management, enabling continued investment in our businesses.
Recent Events
Disposition of Liberty Safe
On July 16, 2021, the Company, as majority stockholder of Liberty Safe Holding Corporation (“Liberty”) and as Sellers Representative, entered into a definitive Stock Purchase Agreement (the “Liberty Purchase Agreement”) with Independence Buyer, Inc. (“Liberty Buyer”), Liberty and the other holders of stock and options of Liberty to sell to Liberty Buyer all of the issued and outstanding securities of Liberty, the parent company of the operating entity, Liberty Safe and Security Products, Inc. On August 3, 2021, Liberty Buyer completed the acquisition of Liberty pursuant to the Liberty Purchase Agreement, as amended. The sale price of Liberty was based on an aggregate total enterprise value of $147.5 million, and is subject to customary adjustments. After the allocation of the sale proceeds to Liberty's non-controlling shareholders, the repayment of intercompany loans to the Company (including accrued interest) of $26.5 million, and the payment of transaction expenses of approximately $4.5 million, the Company received approximately $128 million of total proceeds from the sale at closing. The Company recognized a gain on the sale of Liberty of $72.7 million in the third quarter of 2021.
Trust Tax Reclassification
On August 3, 2021, the shareholders of CODI approved amendments to the Second Amended and Restated Trust Agreement of the Trust and the Fifth Amended and Restated Operating Agreement of the Company to allow the Company’s Board of Directors (the “Board”) to cause the Trust to elect to be treated as a corporation for U.S. federal income tax purposes (the “tax reclassification”) and, at its discretion in the future, cause the Trust to be converted to a corporation. Following the shareholder vote, the Board resolved to cause the Trust to elect to be treated as a corporation for U.S. federal income tax purposes. Such election became effective September 1, 2021, prior to which the Trust had been taxed as a partnership for U.S. federal income tax purposes since January 1, 2007.
The tax reclassification resulted in a taxable gain to the Trust for U.S. federal income tax purposes of approximately $328 million, which gain will be allocated and passed through to the Trust’s common shareholders of record as of the close of business on August 31, 2021. This taxable gain will be reported on the Trust’s final 2021 Schedule K-1 and created current tax liability for those shareholders. Consequently, the Trust paid a special distribution of $0.88 cents per share on September 7, 2021 to Trust common shareholders of record as of the close of business on August 31, 2021 that was intended to cover or partially cover the taxable income incurred by those shareholders.
Following the tax reclassification, determinations, declarations, and payments of distributions to holders of Trust common shares will continue to be at the sole discretion of the Board. Historically, our distribution policy has been to make regular distributions on outstanding common shares, and we expect to continue this policy of making regular distributions. However, because the Trust will incur entity level income taxes following the tax reclassification, we expect to reduce our annual distribution from the current $1.44 per Trust common share per year to approximately

$1.00 per Trust common share per year. Our distribution policy may be changed at any time at the discretion of the Board.
We will issue final Schedule K-1s with respect to our final taxable period as a partnership beginning January 1, 2021 and ending August 31, 2021, the last day on which the Trust was treated as a partnership for U.S. federal income tax purposes. Thereafter, items of income, gain loss, and deduction will not flow through to Trust shareholders and the Trust will no longer issue Schedule K-1s. Common shareholders will no longer be allocated taxable income as a result of their investment in the Trust; however, distributions treated as dividends for tax purposes will be reported on Form 1099-DIV and such dividends will be taxable to Trust shareholders.
The foregoing description addresses only certain U.S. federal income tax consequences of the tax reclassification applicable to shareholders generally. We do not provide tax advice and nothing herein should be considered as such. Each shareholder should consult its tax advisor concerning the particular U.S. federal income, U.S. federal estate or gift, state, local, foreign and other tax consequences of the tax reclassification.
5.11 IPO
On August 10, 2021, our subsidiary 5.11 ABR Corp. confidentially submitted a draft registration statement on Form S-1 to the SEC relating to the proposed initial public offering of its common stock. The number of shares of 5.11 ABR Corp.’s common stock to be offered and the price range for the proposed offering have not yet been determined. Whether the initial public offering commences is dependent on market and other conditions and the initial public offering cannot be commenced, if at all, until after the SEC completes its review process.
Acquisition of Lugano Diamonds
On September 3, 2021, the Company, through its newly formed acquisition subsidiaries, Lugano Holding, Inc., a Delaware corporation (“Lugano Holdings”), and Lugano Buyer, Inc., a Delaware corporation (“Lugano Buyer”) and a wholly-owned subsidiary of Lugano Holdings, acquired the issued and outstanding shares of stock of Lugano Diamonds and Jewelry Inc. ("Lugano") other than the Rollover Shares described below (the “Lugano Transaction”). The Lugano Transaction was effectuated pursuant to a Stock Purchase Agreement (the “Lugano Purchase Agreement”), also dated September 3, 2021, by and among Lugano Buyer, the Sellers named therein (“Sellers”) and Mordechai Haim Ferder in his individual capacity and as initial representative of the Sellers. Immediately following consummation of the Seller Contribution, Lugano Holdings contributed the Rollover Shares to Lugano Buyer. Based in Newport Beach, California and founded in 2004, Lugano makes one-of-a-kind jewelry for some of the world’s most discerning clientele. In addition to its product offerings, Lugano frequently partners with local, influential organizations to host and sponsor more than 70 equestrian, social and charity events throughout the year.
The Company made loans to, and purchased a 60% equity interest in, Lugano. The purchase price, including proceeds from noncontrolling shareholders and net of transaction costs, was $265.7 million. The selling shareholders invested in the transaction along with the Company, representing 40% initial noncontrolling interest on both a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of Lugano. CGM will receive integration service fees of $2.3 million payable quarterly over a twelve month period as services are rendered which payments began in the quarter ended December 31, 2021. The Company incurred $1.8 million of transaction costs in conjunction with the Lugano acquisition, which was included in selling, general and administrative expense in the consolidated statements of operations during the third quarter of 2021. The Company funded the acquisition with cash on hand and a $120 million draw on its 2021 Revolving Credit Facility.
Common Share Offering
On September 7, 2021, we filed a prospectus supplement pursuant to which we may, but we have no obligation to, issue and sell up to $500 million shares of the common shares of the Trust in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions, the trading price of Trust common shares and determinations by us regarding appropriate sources of funding. In connection with this offering, we entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“B. Riley”) and Goldman Sachs & Co. LLC (“Goldman”) pursuant to which we may sell common shares of the Trust having an aggregate offering price of up to $500 million, from time to time through B. Riley and Goldman, acting as sales agents and/or principals. We sold 630,108 Trust common shares during the quarter ended September 30, 2021 and received net proceeds of approximately $18.8 million. We incurred approximately $0.3 million in commissions payable to the Sales Agents during the quarter ended September 30, 2021.
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
Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the three and nine months ended September 30, 2021 and September 30, 2020, and components of the results of operations as well as those components presented as a percent of net revenues, for each of our businesses on a stand-alone basis. For the acquisitions of Marucci in April 2020, BOA in October 2020 and Lugano in September 2021, the pro forma results of operations for the Marucci, BOA and Lugano business segments have been prepared as if we purchased those businesses on January 1, 2020. Where appropriate, relevant pro forma adjustments are reflected as part of the historical operating results of Marucci, BOA and Lugano. We believe this is the most meaningful comparison for the operating results of acquired business segments. The consolidated results of operations reflect the operating results of Marucci and BOA from the date of acquisition.
In the first quarter of 2020, we began to see the impacts of COVID-19 on certain of our businesses, markets and operations, particularly those that were most affected by governmental “stay-at home” orders which led to reduced consumer traffic and either a closure of stores by some retailers or a focus on items that were deemed essential. The effect of the COVID-19 pandemic in the second quarter of 2020 was more significant, as many of our businesses saw a significant decrease in sales. In the third quarter of 2020, most of our branded consumer products businesses began to recover as retail stores reopened and consumer demand rebounded, with increased sales and operating income, while our niche industrial businesses continued to experience reduced sales and operating income. The effects of the pandemic on our results of operations in the prior year will impact the comparisons of the three and nine months ended 2021 versus the prior year. In response to reductions in revenue resulting from the pandemic, our businesses took a number of steps to address the effects of COVID-19, including reducing variable costs and payroll, and adjusting production levels to "right-size" inventory levels, while in the current period, spending levels reflect a return to more normal levels. The ultimate impact of COVID-19 on our business is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are highly uncertain and cannot be accurately predicted at this time. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.
All dollar amounts in the financial tables are presented in thousands. References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Results of Operations - Consolidated
The following table sets forth our unaudited results of operations for the three and nine months ended September 30, 2021 and 2020:

	Three months ended		Nine months ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net revenues	$488,158	$387,717	$1,372,266	$1,005,380
Cost of revenues	296,027	242,045	818,307	635,763
Gross profit	192,131	145,672	553,959	369,617
Selling, general and administrative expense	118,818	90,785	337,815	252,448
Fees to manager	12,398	9,534	34,504	23,061
Amortization of intangibles	19,056	15,222	56,502	43,506
Operating income	41,859	30,131	125,138	50,602
Interest expense	(13,855)	(12,351)	(42,607)	(32,122)
Amortization of debt issuance costs	(759)	(660)	(2,167)	(1,795)
Loss on debt extinguishment	—	—	(33,305)	—
Other income (expense)	1,031	(450)	(1,906)	(2,178)
Income from continuing operations before income taxes	28,276	16,670	45,153	14,507
Provision for income taxes	9,556	396	24,662	6,120
Net income from continuing operations	$18,720	$16,274	$20,491	$8,387

Three months ended September 30, 2021 compared to three months ended September 30, 2020
Net revenues
Consolidated net revenues for the three months ended September 30, 2021 increased by approximately $100.4 million, or 25.9%, compared to the corresponding period in 2020. Our BOA business, which we acquired in October 2020, contributed $39.5 million in net revenue during the third quarter of 2021, and our Lugano business, which we acquired in September 2021, contributed $10.8 million in net revenue in the third quarter of 2021. During the three months ended September 30, 2021 compared to 2020, we also saw significant increases in net sales at 5.11 ($12.7 million increase), Marucci ($5.5 million increase), Velocity Outdoor ($6.3 million increase), Arnold ($14.2 million increase), Altor Solutions ($7.6 million increase) and Sterno ($3.1 million increase). During the comparable period in 2020, the onset of the COVID-19 pandemic resulted in the implementation of various measures to help control the spread of the virus, including quarantines, "shelter-in-place" and "stay-at-home" orders, that severely impacted our businesses and led to a steep drop-off in revenue during the quarter. Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by business segment.
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

Cost of revenues
On a consolidated basis, cost of revenues increased approximately $54.0 million during the three months ended September 30, 2021 compared to the corresponding period in 2020. Our BOA business contributed $15.5 million of the increase, and our Lugano business contributed $5.1 million of the increase in net revenues for the quarter ended September 30, 2021. We also saw notable increases in cost of revenues at 5.11 ($4.6 million increase), Marucci ($2.0 million increase), Velocity ($4.5 million increase), Arnold ($8.3 million increase), Altor ($7.1 million increase) and Sterno ($6.3 million increase) that correspond to the revenue increases noted above. Gross profit as a percentage of net revenues was approximately 39.4% in the three months ended September 30, 2021 compared to 37.6% in the three months ended September 30, 2020. The increase in gross profit as a percentage of net sales in the quarter ended September 30, 2021 as compared to the quarter ended September 30, 2020 primarily related to the increase in net revenue at our branded consumer businesses, which have higher gross margins than our niche industrial businesses. The gross margins at both our branded consumer businesses and our niche industrial businesses have been impacted by global supply chain constraints, increased costs of materials and components, and increased costs of labor that is leading to pressure on revenue and costs. The impact from these factors has been mostly offset by gains in operating efficiencies and price increases to our customers. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $28.0 million during the three months ended September 30, 2021, compared to the corresponding period in 2020. A portion of the increase in the third quarter of 2021 is due to our BOA acquisition in the prior year and our Lugano acquisition in the current year. $12.7 million of the increase is attributable to BOA, which was acquired in October 2020, and $3.5 million of the increase is attributable to Lugano, including $1.8 million in transaction costs related to the acquisition of Lugano in the current quarter. We also saw an increase in selling, general and administrative expense at several of our subsidiaries versus the prior year quarter as spending on variable expenses was reduced in the prior year in response to the impact of the COVID-19 pandemic, with the current quarter spend reflecting more normal levels. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense was $3.7 million in the third quarter of 2021 and $3.0 million in the third quarter of 2020. The increase in expense at the corporate level in the current quarter is primarily attributable to professional fees incurred for the tax reclassification at the Trust.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended September 30, 2021, we incurred approximately $12.4 million in management fees as compared to $9.5 million in fees in the three months ended September 30, 2020. The increase in Management fees is primarily attributable to our acquisition of BOA in October 2020 and Lugano in September 2021, offset by our sale of Liberty in August 2021. CGM has entered into a waiver of the MSA for a period through December 31, 2021 to receive a 1% annual management fee related to BOA, rather than the 2% called for under the MSA, which resulted in a lower management fee paid in the third quarter of 2021 than would have normally been due.
Amortization expense
Amortization expense for the three months ended September 30, 2021 increased $3.8 million as compared to the three months ended September 30, 2020 as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for BOA, which was acquired in October 2020.
Interest expense
We recorded interest expense totaling $13.9 million for the three months ended September 30, 2021 compared to $12.4 million for the comparable period in 2020, an increase of $1.5 million. The increase in interest expense for the quarter reflects the higher amount outstanding on our Senior Notes during the quarter after we redeemed our 8.000% 2026 Senior Notes and issued $1,000.0 million in 5.250% 2029 Senior Notes in March of 2021, as well as a higher average amount outstanding under our Revolving Credit Facility during the third quarter of 2021 as compared to the third quarter of 2020.

Other income (expense)
For the quarter ended September 30, 2021, we recorded $1.0 million in other income as compared to $0.5 million in other expense in the quarter ended September 30, 2020, a decrease in expense of $1.5 million. Other income (expense) in typically reflects the movement in foreign currency at our businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred or income earned that are not considered a part of our operations.
Income taxes
We had an income tax provision of $9.6 million during the three months ended September 30, 2021 compared to an income tax provision of $0.4 million during the same period in 2020. Our income before income taxes for the quarter ended September 30, 2021 increased by approximately $11.6 million as compared to the prior year quarter ended September 30, 2020, driven by the acquisitions of BOA in the fourth quarter of 2020 and Lugano in the current quarter, and an increase in earnings at several of our businesses during the quarter, particularly 5.11 and Velocity. Our tax provision increased $9.2 million as the tax provision reflects an annual effective tax rate at our subsidiaries, the effect of state and local taxes and the related allocation of income, and the losses at our parent company, which was previously currently taxed as a partnership.
On September 1, 2021, the Trust elected to “check-the-box” to have the Trust treated as a corporation for U.S. federal income tax purposes. This election did not have a material impact on our consolidated tax provision in the third quarter.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
Net revenues
On a consolidated basis, net revenues for the nine months ended September 30, 2021 increased by approximately $366.9 million, or 36.5%, compared to the corresponding period in 2020. Our Marucci business, which we acquired in April 2020, contributed $61.5 million in incremental net revenue during the nine months ended September 30, 2021, and our BOA business, which we acquired in October 2020, contributed $120.0 million in net revenue during the first three quarters of 2021. Our Lugano business, which we acquired in September 2021, contributed $10.8 million to the increase in net revenue. During the nine months ended September 30, 2021 compared to 2020, we also saw significant increases in net sales at 5.11 ($39.2 million increase), Ergobaby ($9.9 million increase), Velocity Outdoor ($57.7 million increase), Arnold ($25.4 million increase), Altor Solutions ($33.2 million increase), and Sterno ($9.3 million increase). Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $182.5 million during the nine months ended September 30, 2021 compared to the corresponding period in 2020. Our Marucci and BOA businesses contributed $69.1 million of the increase, and we saw notable increases in cost of revenues at 5.11 ($12.0 million increase), Velocity ($35.5 million increase), Arnold ($15.6 million increase), Altor ($29.4 million increase) and Sterno ( $12.8 million increase), that correspond to the revenue increases noted above. Gross profit as a percentage of net revenues was approximately 40.4% in the nine months ended September 30, 2021 compared to 36.8% in the nine months ended September 30, 2020. The increase in gross profit as a percentage of net sales in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily related to the increase in net revenue at our branded consumer businesses, which have higher gross margins than our niche industrial businesses. The gross margins at our niche industrial businesses have been impacted by global supply chain constraints and increased costs of materials and components. The impact from these factors has been mostly offset by gains in operating efficiencies and price increases to our customers. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by business segment.

Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $85.4 million during the nine months ended September 30, 2021, compared to the corresponding period in 2020. A majority of the increase in 2021 is due to our Marucci and BOA acquisitions in the prior year, and our Lugano acquisition in 2021. $14.1 million of the increase is attributable to our Marucci business, which was acquired in April 2020, and $36.5 million of the increase is attributable to BOA, which was acquired in October 2020. $3.5 million of the increase is attributable to Lugano, including $1.8 million in transaction costs related to the acquisition of Lugano in the current year. We also saw an increase in selling, general and administrative expense at several of our subsidiaries versus the prior year quarter as spending on variable expenses was reduced in the prior year in response to the impact of the COVID-19 pandemic, with the current year spend reflecting more normal levels of selling, general and administrative spend. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense was $11.7 million in the nine months ended September 30, 2021 and $10.0 million in the nine months ended September 30, 2020. The increase in corporate general and administrative expense during 2021 is primarily due to increased professional fees associated with our election for the Trust to be treated as a corporation for U.S. federal income tax purposes, and an increase in variable spending that had been reduced in the prior year as a result of the COVID-19 pandemic.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the nine months ended September 30, 2021, we incurred approximately $34.5 million in management fees as compared to $23.1 million in fees in the nine months ended September 30, 2020. The increase in Management fees is primarily attributable to our acquisition of Marucci in April 2020, BOA in October 2020 and Lugano in 2021, offset by our sale of Liberty in August 2021. CGM has entered into a waiver of the MSA for a period through December 31, 2021 to receive a 1% annual management fee related to BOA, rather than the 2% called for under the MSA, which resulted in a lower management fee paid during 2021 than would have normally been due. In the first quarter of 2020, as a proactive measure to provide the Company with additional liquidity in light of the onset of the COVID-19 pandemic, the Company drew $200 million down on the 2018 Revolving Credit Facility. The Company and CGM entered a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to cash balances at March 31, 2020 which reduced the amount of Management fee that would have been paid in the first quarter of 2020. Additionally, as a result of an expected decline in earnings and cash flows in the second quarter of 2020 in light of the COVID-19 pandemic, CGM agreed to waive 50% of the management fee calculated at June 30, 2020. In the first quarter of 2021, the Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee related to the amount of the proceeds deposited with the Trustee that was in excess of the amount payable related to the 2026 Senior Notes at March 31, 2021.
Amortization expense
Amortization expense for the nine months ended September 30, 2021 increased $13.0 million as compared to the nine months ended September 30, 2020 as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for Marucci, which was acquired in April 2020, and BOA, which was acquired in October 2020.
Interest expense
We recorded interest expense totaling $42.6 million for the nine months ended September 30, 2021 compared to $32.1 million for the comparable period in 2020, an increase of $10.5 million. The increase in interest expense in the current year reflects the higher amount outstanding on our Senior Notes during the current year after we redeemed $600.0 million of our 8.000% 2026 Senior Notes and issued $1000.0 million of 5.250% 2029 Senior Notes in March of 2021, as well as an increase in the average amount outstanding under our Revolving Credit Facility during the first nine months of 2021. The average amount outstanding on our Revolving Credit Facility year-to-date in 2021 was approximately $121 million, while the average amount outstanding during the nine months ended September 30, 2020 was $38 million.
Other income (expense)
For the nine months ended September 30, 2021, we recorded $1.9 million in other expense as compared to $2.2 million in other expense in the nine months ended September 30, 2020, a decrease in expense of $0.3 million. Other income (expense) in typically reflects the movement in foreign currency at our businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred that are not considered a part of our operations.
Income taxes
We had an income tax provision of $24.7 million during the nine months ended September 30, 2021 compared to an income tax provision of $6.1 million during the same period in 2020. Our income before income taxes for the nine months ended September 30, 2021 increased by approximately $30.6 million as compared to the prior year nine months ended September 30, 2020, and our tax provision increased $18.5 million as the tax provision reflects an annual effective tax rate at our subsidiaries, the effect of state and local taxes and the related allocation of income, and the losses at our parent company, which was previously taxed as a partnership.
On September 1, 2021, the Trust elected to “check-the-box” to have the Trust treated as a corporation for U.S. federal income tax purposes. This election did not have a material impact on our consolidated tax provision in the nine months ended September 30, 2021.
Results of Operations - Business Segments
Branded Consumer Businesses
5.11

	Three months ended				Nine months ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
Net sales	$111,099	100.0%	$98,406	100.0%	$321,009	100.0%	$281,822	100.0%
Gross profit	$59,332	53.4%	$51,264	52.1%	$170,048	53.0%	$142,842	50.7%
SG&A	$46,788	42.1%	$40,147	40.8%	$134,773	42.0%	$117,564	41.7%
Operating income	$10,088	9.1%	$8,681	8.8%	$27,893	8.7%	$17,969	6.4%
Three months ended September 30, 2021 compared to three months ended September 30, 2020
Net sales
Net sales for the three months ended September 30, 2021 were $111.1 million as compared to net sales of $98.4 million for the three months ended September 30, 2020, an increase of $12.7 million, or 12.9%. This increase is due in part to e-commerce and retail sales growth of $7.7 million, up 19% from the prior year comparable period. Retail sales grew largely due to fourteen new retail store openings since September 2020 (bringing the total store count to eighty-five as of September 30, 2021) as well as positive growth in same-store sales for the three months ended September 30, 2021 as compared to the same period last year which was negatively impacted by the effects of the COVID-19 pandemic, as certain of our retail locations had to temporarily close. Net sales were also positively impacted by domestic wholesale sales growth of $4.7 million, up 13% from the prior year comparable period which was negatively impacted by the effects of the COVID-19 pandemic.
Gross profit
Gross profit as a percentage of net sales was 53.4% in the three months ended September 30, 2021 as compared to 52.1% for the three months ended September 30, 2020. Growth in gross profit percentage was driven by channel mix as direct to consumer sales, which realize higher gross profit than wholesale sales, grew versus the prior period. Growth in gross profit percentage was also favorably impacted by a domestic price increase which went into effect early in July 2021, partially offset by an increase in freight charges during the period.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2021 was $46.8 million, or 42.1% of net sales compared to $40.1 million, or 40.8% of net sales for the comparable period in 2020. The increase in selling, general and administrative expense for the three months ended September 30, 2021 as compared to the prior year comparable period was driven by the costs associated with additional retail stores (eighty-five opened at September 30, 2021 versus seventy-one opened at September 30, 2020 during the comparable period), as well as additional sales and marketing spend to drive digital sales. For the three months ended September 30, 2020, management significantly reduced variable expenses, including payroll, bonus, travel and entertainment, and sales and marketing, as a response to decreased sales from the effects of the COVID-19 pandemic. While management continues to control and reduce variable expenses, payroll and bonus for the three months ended September 30, 2021 were not reduced, thereby increasing selling, general and administrative expense as compared to the three months ended September 30, 2020.
Income from operations
Income from operations for the three months ended September 30, 2021 was $10.1 million, an increase of $1.4 million when compared to income from operations of $8.7 million for the same period in 2020, based on the factors described above.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
Net sales
Net sales for the nine months ended September 30, 2021 were $321.0 million as compared to net sales of $281.8 million for the nine months ended September 30, 2020, an increase of $39.2 million, or 13.9%. This increase is due primarily to e-commerce and retail sales growth of $28.6 million, up 27% from the prior year comparable period. Retail sales grew largely due to fourteen new retail store openings since September 2020 (bringing the total store count to eighty-five as of September 30, 2021) as well as positive growth in same-store sales for the nine months ended September 30, 2021 as compared to the same period last year which was negatively impacted by the effects of the COVID-19 pandemic. Net sales were also positively impacted by domestic wholesale sales growth of $13.3 million, up 13% from the prior year comparable period which was negatively impacted by the effects of the COVID-19 pandemic, as certain of our retail stores had to temporarily close. The increase in sales from our retail and e-commerce channels was partially offset by a decrease of $8.0 million in sales in our direct to agency business (DTA) as we fulfilled a large contract in 2020 which did not repeat in 2021.
Gross profit
Gross profit as a percentage of net sales was 53.0% in the nine months ended September 30, 2021 as compared to 50.7% for the nine months ended September 30, 2020. Growth in gross profit percentage was driven by channel mix as direct to consumer sales, which realize higher gross profit than wholesale sales, grew versus the prior period. Growth in gross profit percentage was also favorably impacted as in the nine months ended September 30, 2020, we recorded a duty drawback accrual (which increased cost of goods sold) for audited duty drawback claims which was not repeated for the comparable period in 2021.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2021 was $134.8 million, or 42.0% of net sales compared to $117.6 million, or 41.7% of net sales for the comparable period in 2020. The increase in selling, general and administrative expense for the nine months ended September 30, 2021 as compared to the prior year comparable period was driven by the costs associated with additional retail stores (eighty-five open in 2021 versus seventy-one open in 2020 during the comparable period), as well as additional sales and marketing spend to drive digital sales. For the nine months ended September 30, 2020, management significantly reduced variable expenses, including payroll, bonus, travel and entertainment, and sales and marketing, as a response to decreased sales from the effects of the COVID-19 pandemic. While management continues to control and reduce variable expenses, payroll and bonus for year-to-date 2021 increased in correlation with the increase in net sales.
Income from operations
Income from operations for the nine months ended September 30, 2021 was $27.9 million, an increase of $9.9 million when compared to income from operations of $18.0 million for the same period in 2020, based on the factors described above.
BOA
In the following results of operations, we provide comparative pro forma results of operations for BOA for the three and nine months ended September 30, 2020 as if we had acquired the business on January 1, 2020. The results of operations that follows include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. The operating results for BOA have been included in the consolidated results of operation from the date of acquisition in October 2020.

	Three months ended				Nine months ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
			Pro forma				Pro forma
Net sales	$39,496	100.0%	$26,141	100.0%	$120,033	100.0%	$77,173	100.0%
Gross profit	$23,950	60.6%	$16,380	62.7%	$74,491	62.1%	$46,292	60.0%
SG&A	$12,696	32.1%	$9,556	36.6%	$36,450	30.4%	$27,127	35.2%
Amortization expense	$3,913	9.9%	$3,810	14.6%	$11,493	9.6%	$11,430	14.8%
Operating income	$7,091	18.0%	$2,764	10.6%	$25,798	21.5%	$6,985	9.1%
Pro forma results of operations include the following pro form adjustments as if we had acquired BOA January 1, 2020:
•Amortization expense associated with the intangible assets recorded in connection with the purchase price allocation for BOA of $3.7 million and $11.2 million, respectively, for the three and nine months ended September 30, 2020.
•Management fees that would have been payable to the Manager during each period.
Three months ended September 30, 2021 compared to pro forma three months ended September 30, 2020
Net sales
Net sales for the three months ended September 30, 2021 were $39.5 million as compared to net sales of $26.1 million for the three months ended September 30, 2020, an increase of $13.4 million, or 51.1%. This increase is due to underlying category and BOA momentum within key markets including Snow Sports, Cycling, Athletic and Workwear. The three factors primarily impacting growth rates were market share gains in key categories, consumer participation increases as well as accelerated production ordering by BOA’s customers due to longer lead times resulting from overall global supply chain constraints.
Gross profit
Gross profit as a percentage of net sales was 60.6% in the three months ended September 30, 2021 as compared to 62.7% for the three months ended September 30, 2020. The decrease in gross profit as a percentage of net sales was driven by product mix.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2021 was $12.7 million, or 32.1% of net sales compared to $9.6 million, or 36.6% of net sales for the comparable period in 2020. Selling general and administrative expense in the current quarter includes $1.1 million in integration services fees paid to CGM. The remainder of the increase in selling, general, and administrative expense is due to increased employee costs related to BOA's bonus plan, incremental headcount and marketing investments.
Income from operations
Income from operations for the three months ended September 30, 2021 was $7.1 million, an increase of $4.3 million when compared to income from operations of $2.8 million for the same period in 2020, based on the factors described above.
Nine months ended September 30, 2021 compared to pro forma nine months ended September 30, 2020
Net sales
Net sales for the nine months ended September 30, 2021 were $120.0 million as compared to net sales of $77.2 million for the nine months ended September 30, 2020, an increase of $42.9 million, or 55.5%. This increase is due to underlying category and BOA momentum within key markets including Snow Sports, Cycling, Athletic, Outdoor & Workwear. The three factors primarily impacting growth rates were market share gains in key categories, consumer participation increases as well as accelerated production ordering by BOA’s customers due to longer lead times resulting from overall global supply chain constraints.

Gross profit
Gross profit as a percentage of net sales was 62.1% in the nine months ended September 30, 2021 as compared to 60.0% for the nine months ended September 30, 2020. Growth in gross profit as a percentage of net sales was driven by manufacturing overhead leverage, cost engineering and targeted price increases.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2021 was $36.5 million, or 30.4% of net sales compared to $27.1 million, or 35.2% of net sales for the comparable period in 2020. Selling general and administrative expense in the current year includes $3.3 million in integration services fees paid to CGM. The remainder of the increase in selling, general, and administrative expense is due to increased employee costs related to BOA's bonus plan, incremental headcount and marketing investments.
Income from operations
Income from operations for the nine months ended September 30, 2021 was $25.8 million, an increase of $18.8 million when compared to income from operations of $7.0 million for the same period in 2020, based on the factors described above.
Ergobaby

	Three months ended				Nine months ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
Net sales	$19,816	100.0%	$19,478	100.0%	$69,100	100.0%	$59,171	100.0%
Gross profit	$13,121	66.2%	$12,766	65.5%	$45,977	66.5%	$38,708	65.4%
SG&A	$10,892	55.0%	$8,447	43.4%	$33,869	49.0%	$26,897	45.5%
Operating income	$246	1.2%	$2,363	12.1%	$5,964	8.6%	$5,943	10.0%
Three months ended September 30, 2021 compared to three months ended September 30, 2020
Net sales
Net sales for the three months ended September 30, 2021 were $19.8 million, an increase of $0.3 million, or 1.7%, compared to the same period in 2020. During the three months ended September 30, 2021, international sales were approximately $11.7 million, representing a decrease of $1.4 million over the corresponding period in 2020, primarily as a result of delayed production of distributor orders due to COVID-19 restrictions that led to sales orders being fulfilled in the fourth quarter of 2021. Domestic sales were $8.2 million in the third quarter of 2021, reflecting an increase of $1.8 million compared to the corresponding period in 2020. The increase in domestic sales was primarily attributable to strong e-commerce and key accounts sales.
Gross profit
Gross profit as a percentage of net sales was 66.2% for the three months ended September 30, 2021, as compared to 65.5% for the three months ended September 30, 2020. The increase in gross profit as a percentage of sales was due to the mix of sales channels.
Selling, general and administrative expense
Selling, general and administrative expense increased $2.4 million quarter over quarter, with expense of $10.9 million, or 55.0% of net sales for the three months ended September 30, 2021 as compared to $8.4 million or 43.4% of net sales for the same period of 2020. The increase in selling, general and administrative expense in the three months ended September 30, 2021 as compared to the comparable period in the prior year is due to increased variable expenses related to sales and payroll accruals, as well as increases in marketing spend to support e-commerce and product launches.
Income from operations
Income from operations for the three months ended September 30, 2021 decreased $2.1 million, compared to the same period in 2020, based on the factors noted above.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
Net sales
Net sales for the nine months ended September 30, 2021 were $69.1 million, an increase of $9.9 million, or 16.8%, compared to the same period in 2020. During the nine months ended September 30, 2021, international sales were approximately $43.1 million, representing an increase of $3.6 million over the corresponding period in 2020 as a result of increased sales in EMEA direct territories. Domestic sales were $26.0 million in the nine months ended September 30, 2021, reflecting an increase of $6.3 million compared to the corresponding period in 2020. The increase in domestic sales was primarily attributable to strong key accounts sales and e-commerce sales across both the Ergo and Tula brands.
Gross profit
Gross profit as a percentage of net sales was 66.5% for the nine months ended September 30, 2021, as compared to 65.4% for the nine months ended September 30, 2020. The increase in gross profit as a percentage of sales was due to the mix of sales channels.
Selling, general and administrative expense
Selling, general and administrative expense increased $7.0 million quarter over quarter, with expense of $33.9 million, or 49.0% of net sales for the nine months ended September 30, 2021 as compared to $26.9 million or 45.5% of net sales for the same period of 2020. The increase in selling, general and administrative expense in the nine months ended September 30, 2021 as compared to the comparable period in the prior year is due to increased variable expenses related to sales, payroll accruals, and timing of marketing expenses.
Income from operations
Income from operations was $6.0 million for both the nine months ended September 30, 2021 and 2020 based on the factors noted above.
Lugano
In the following results of operations, we provide comparative pro forma results of operations for Lugano for the three and nine months ended September 30, 2021 and 2020 as if we had acquired the business on January 1, 2020. The purchase price allocation for Lugano has not been prepared, therefore the pro forma amounts for Lugano reflect only the historical results of operations prior to our ownership period and do not reflect additional pro forma depreciation expense and amortization expense that will be recorded once the purchase price allocation has been allocated to property and equipment and intangible assets. The operating results for Lugano have been included in the consolidated results of operation from the date of acquisition in September 2021.

	Three months ended				Nine months ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	Pro forma		Pro forma		Pro forma		Pro forma
Net sales	$18,676	100.0%	$14,884	100.0%	$71,058	100.0%	$46,084	100.0%
Gross profit	$9,046	48.4%	$7,379	49.6%	$34,978	49.2%	$22,583	49.0%
SG&A	$3,605	19.3%	$2,862	19.2%	$11,161	15.7%	$8,742	19.0%
Operating income	$5,253	28.1%	$4,329	29.1%	$23,254	32.7%	$13,278	28.8%
Pro forma results of operations include the following pro form adjustments as if we had acquired Lugano January 1, 2020:
•Management fees that would have been payable to the Manager during each period.
Pro forma three months ended September 30, 2021 compared to Pro forma three months ended September 30, 2020
Net sales
Net sales for the quarter ended September 30, 2021 increased approximately $3.8 million, or 25.5%, to $18.7 million, compared to the corresponding quarter ended September 30, 2020. Lugano sells high-end jewelry primarily through retail salons in California, Florida and Colorado, and via pop-up showrooms at multiple equestrian, social and charitable functions each year. The effects of the COVID-19 pandemic in the prior year severely impacted both the operations of the retail salons and the number of events attended by Lugano which led to reduced net sales as compared to the current year.
Gross profit
Gross profit as a percentage of net sales totaled approximately 48.4% and 49.6% for the quarters ended September 30, 2021 and September 30, 2020, respectively. Lugano has an extensive network of suppliers through which they procure high quality diamonds and gemstones, which make up a significant percentage of the cost of sales. The uniqueness of the Lugano jewelry can lead to fluctuations in margins from period to period based on what designs are sold during the period.
Selling, general and administrative expense
Selling, general and administrative expense was $3.6 million for the three months ended September 30, 2021 as compared to $2.9 million in selling, general and administrative expense in the three months ended September 30, 2020. Selling, general and administrative expense represented 19.3% of net sales in the three months ended September 30, 2021 and 19.2% of net sales for the same period of 2020. The effects of the COVID-19 pandemic in the prior year led to a reduction in variable costs, particularly marketing spend, in the three months ended September 30, 2020. The selling, general and administrative expense in the current quarter reflects a more normalized level of spending.
Income from operations
Income from operations increased during the three months ended September 30, 2021 to $5.3 million, as compared to $4.3 million in the corresponding period in 2020. This increase was a result of the factors noted above.
Pro forma nine months ended September 30, 2021 compared to nine months ended September 30, 2020
Net sales
Net sales for the nine months ended September 30, 2021 increased approximately $25.0 million, or 54.2%, to $71.1 million, compared to the corresponding nine months ended September 30, 2020. Lugano sells high-end jewelry primarily through retail salons in California, Florida and Colorado, and via pop-up showrooms at multiple equestrian, social and charitable functions each year. The effects of the COVID-19 pandemic in the prior year severely impacted both the operations of the retail salons and the number of events attended by Lugano which led to reduced revenue as compared to the current year.
Gross profit
Gross profit as a percentage of net sales totaled approximately 49.2% and 49.0% for the nine months ended September 30, 2021 and September 30, 2020, respectively. The increase in gross profit as a percentage of net sales during the nine months ended September 30, 2021 compared to the same period in 2020 is primarily attributable to sales mix, as the uniqueness of the Lugano jewelry can lead to fluctuations in margins from period to period based on what designs are sold during the period.
Selling, general and administrative expense
Selling, general and administrative expense was $11.2 million for the nine months ended September 30, 2021 as compared to $8.7 million in selling, general and administrative expense in the nine months ended September 30, 2020. Selling, general and administrative expense represented 15.7% of net sales in the nine months ended September 30, 2021 and 19.0% of net sales for the same period of 2020. The effects of the COVID-19 pandemic in the prior year led to a reduction in variable costs, particularly marketing spend, in the nine months ended September 30, 2020. The selling, general and administrative expense in the current year reflects a more normalized level of spending.
Income from operations
Income from operations increased during the nine months ended September 30, 2021 to $23.3 million, as compared to $13.3 million in the corresponding period in 2020. This increase was a result of the factors noted above.

Marucci Sports
In the following results of operations, we provide comparative pro forma results of operations for Marucci for the three and nine months ended September 30, 2020 as if we had acquired the business on January 1, 2020. The results of operations that follows include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. The operating results for Marucci have been included in the consolidated results of operation from the date of acquisition in April 2020.

	Three months ended				Nine months ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
							Pro forma
Net sales	$25,040	100.0%	$19,551	100.0%	$86,328	100.0%	$47,308	100.0%
Gross profit	$14,226	56.8%	$10,688	54.7%	$48,389	56.1%	$22,843	48.3%
SG&A	$8,851	35.3%	$7,612	38.9%	$27,789	32.2%	$23,607	49.9%
Amortization expense	$1,670	6.7%	$1,686	8.6%	$4,958	5.7%	$4,996	10.6%
Operating income	$3,580	14.3%	$1,265	6.5%	$15,267	17.7%	$(6,135)	(13.0)%
Pro forma results of operations include the following pro form adjustments as if we had acquired Marucci January 1, 2020:
•Depreciation expense associated with the increase in depreciable lives of capital assets of $0.2 million for the nine months ended September 30, 2020.
•Amortization expense associated with the intangible assets recorded in connection with the purchase price allocation for Marucci of $0.8 million for the nine months ended September 30, 2020.
•Management fees that would have been payable to the Manager during each period.
Three months ended September 30, 2021 compared to three months ended September 30, 2020
Net sales
Net sales for the three months ended September 30, 2021 were $25.0 million, an increase of $5.5 million as compared to net sales of $19.6 million for the three months ended September 30, 2020. During the third quarter of 2020, Marucci saw significant demand after the launch of their CAT9 line of aluminum and composite bats, as well as a return of baseball participation following the shutdown of spring sports during the initial months of the COVID-19 pandemic. During the current quarter, Marucci has continued to see increased customer demand and improved market share in many of Marucci's key product lines including aluminum and wood bats, batting gloves, and bags. The increased sales from these products occurred in both retail and direct channels.
Gross profit
Gross profit for the quarter ended September 30, 2021 increased $3.5 million as compared to the three months ended September 30, 2020. Gross profit as a percentage of net sales for the three months ended September 30, 2021 was 56.8%, as compared to gross profit as a percentage of sales of 54.7% for the three months ended September 30, 2020. In the prior year, Marucci recorded $1.3 million in amortization of the inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the step-up amortization, the gross profit as a percentage of net sales for the three months ended September 30, 2020 was 61.1%. The decrease in gross profit as a percentage of net sales during the quarter ended September 30, 2021 as compared to the quarter ended September 30, 2020 was primarily due to increased freight costs, as delays in Marucci's supply chain led to increased use of air freight to meet increased demand from Marucci's customer base.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2021 was $8.9 million, or 35.3% of net sales compared to $7.6 million, or 38.9% of net sales for the three months ended September 30, 2020. The increase in selling, general and administrative expense for the three months ended September 30, 2021 correlates to the increase in net sales, with increases in credit card expenses, royalties, commissions, business development fees, and other variable expenses.

Income from operations
Income from operations for the three months ended September 30, 2021 was $3.6 million, an increase of $2.3 million when compared to income from operations of $1.3 million for the same period in 2020, primarily as a result of the factors noted above.
Nine months ended September 30, 2021 compared to pro forma nine months ended September 30, 2020
Net sales
Net sales for the nine months ended September 30, 2021 were $86.3 million, an increase of $39.0 million as compared to net sales of $47.3 million for the nine months ended September 30, 2020. The increase in net sales during the nine months ended September 30, 2021 was primarily due to increased customer demand and market share in many of Marucci's key product lines including aluminum and wood bats, batting gloves, and bags. The increased sales from these products occurred in both retail and direct channels. In the prior year, the shutdown of professional and youth baseball and softball in March as a response to the COVID-19 pandemic led to a significant drop off in demand for product through the first half of 2020, with demand beginning to pick up during the back half of 2020 after the resumption of professional and youth sports.
Gross profit
Gross profit for the quarter ended September 30, 2021 increased $25.5 million as compared to the nine months ended September 30, 2020. Gross profit as a percentage of net sales for the nine months ended September 30, 2021 was 56.1%, as compared to gross profit as a percentage of sales of 48.3% for the nine months ended September 30, 2020. In the prior year, Marucci recorded $4.3 million in amortization of the inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the step-up amortization, the gross profit as a percentage of net sales for the nine months ended September 30, 2020 was 57.3%. During the current year, Marucci's facilities in Baton Rouge were damaged by floodwaters, which resulted in the write-off of $1.8 million in inventory. Gross profit as a percentage of net sales during the nine months ended September 30, 2021 was impacted by various factors including a shift of product mix in favor of higher margin products, mainly its aluminum bats, and channel mix, with increased sales through Marucci's higher margin direct-to-consumer and e-commerce channels.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2021 was $27.8 million, or 32.2% of net sales compared to $23.6 million, or 49.9% of net sales for the nine months ended September 30, 2020. The increase in selling, general and administrative expense for the nine months ended September 30, 2021 correlates to the increase in net sales, with increases in credit card expenses, royalties, commissions, business development fees, and other variable expenses.
Income (loss) from operations
Income from operations for the nine months ended September 30, 2021 was $15.3 million, an increase of $21.4 million when compared to loss from operations of $6.1 million for the same period in 2020, primarily as a result of the factors noted above.
Velocity Outdoor

	Three months ended				Nine months ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
Net sales	$76,901	100.0%	$70,629	100.0%	$205,891	100.0%	$148,240	100.0%
Gross profit	$25,436	33.1%	$23,680	33.5%	$66,553	32.3%	$44,433	30.0%
SG&A	$10,123	13.2%	$10,210	14.5%	$26,290	12.8%	$23,313	15.7%
Operating income	$12,905	16.8%	$11,062	15.7%	$33,039	16.0%	$13,896	9.4%

Three months ended September 30, 2021 compared to three months ended September 30, 2020
Net sales
Net sales for the three months ended September 30, 2021 were $76.9 million, an increase of $6.3 million or 8.9%, compared to the same period in 2020. The increase in net sales for the three months ended September 30, 2021 is primarily due to significant increase in consumer demand across all Velocity Outdoor product lines.
Gross profit
Gross profit for the quarter ended September 30, 2021 increased $1.8 million as compared to the quarter ended September 30, 2020. Gross profit as a percentage of net sales was consistent quarter over quarter with 33.1% for the three months ended September 30, 2021 as compared to 33.5% in the three months ended September 30, 2020.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2021 was $10.1 million, or 13.2% of net sales compared to $10.2 million, or 14.5% of net sales for the three months ended September 30, 2020. The decrease in selling, general and administrative expense as a percentage of net sales for the three months ended September 30, 2021 as compared to the prior period is primarily related to cost containment, partially offset by volume driven expenses.
Income from operations
Income from operations for the three months ended September 30, 2021 was $12.9 million, an increase of $1.8 million when compared to income from operations of $11.1 million for the same period in 2020 based on the factors noted above.
Nine Months Ended September 30, 2021 compared to nine months ended September 30, 2020
Net sales
Net sales for the nine months ended September 30, 2021 were $205.9 million, an increase of $57.7 million or 38.9%, compared to the same period in 2020. The increase in net sales for the nine months ended September 30, 2021 is primarily due to significant increase in consumer demand across all Velocity Outdoor product lines.
Gross profit
Gross profit for the nine months ended September 30, 2021 increased $22.1 million as compared to the nine months ended September 30, 2020. Gross profit as a percentage of net sales was 32.3% for the nine months ended September 30, 2021 as compared to 30.0% in the nine months ended September 30, 2020. The increase in gross profit as a percentage of net sales was primarily attributable to favorable sales product mix.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2021 was $26.3 million, or 12.8% of net sales compared to $23.3 million, or 15.7% of net sales for the nine months ended September 30, 2020. The increase in selling, general and administrative expense for the nine months ended September 30, 2021 is primarily related to volume driven expenses that correlate to the increase in sales, as well as additional investments in marketing.
Income from operations
Income from operations for the nine months ended September 30, 2021 was $33.0 million, an increase of $19.1 million when compared to income from operations of $13.9 million for the same period in 2020 based on the factors noted above.

Niche Industrial Businesses
Advanced Circuits

	Three months ended				Nine months ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
Net sales	$23,182	100.0%	$22,771	100.0%	$67,209	100.0%	$67,423	100.0%
Gross profit	$10,696	46.1%	$10,252	45.0%	$30,413	45.3%	$30,360	45.0%
SG&A	$3,771	16.3%	$3,853	16.9%	$11,399	17.0%	$11,490	17.0%
Operating income	$6,791	29.3%	$6,205	27.2%	$18,610	27.7%	$18,272	27.1%
Three months ended September 30, 2021 compared to three months ended September 30, 2020
Net sales
Net sales for the three months ended September 30, 2021 were $23.2 million, an increase of approximately $0.4 million or 1.8% compared to the three months ended September 30, 2020. The increase in net sales for the quarter ended September 30, 2021 as compared to the quarter ended September 30, 2020 was primarily due to decreased sales in the Quick-Turn Small-Run PCBs product line.
Gross profit
Gross profit as a percentage of net sales increased 110 basis points during the three months ended September 30, 2021 compared to the corresponding period in 2020 (46.1% at September 30, 2021 compared to 45.0% at September 30, 2020) primarily as a result of sales mix.
Selling, general and administrative expense
Selling, general and administrative expense was approximately $3.8 million in the three months ended September 30, 2021 and $3.9 million in the three months ended September 30, 2020. Selling, general and administrative expense represented 16.3% of net sales for the three months ended September 30, 2021 and 16.9% of net sales in the corresponding period in 2020.
Income from operations
Income from operations for the three months ended September 30, 2021 was $6.8 million.as compared to $6.2 million the three months ended September 30, 2020, an increase of $0.6 million based on the factors noted above.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
Net sales
Net sales for the nine months ended September 30, 2021 were $67.2 million, a decrease of approximately $0.2 million or 0.3% compared to the nine months ended September 30, 2020.
Gross profit
Gross profit as a percentage of net sales increased 30 basis points during the nine months ended September 30, 2021 compared to the corresponding period in 2020 (45.3% at September 30, 2021 compared to 45.0% at September 30, 2020) primarily as a result of sales mix.
Selling, general and administrative expense
Selling, general and administrative expense was $11.4 million in the nine months ended September 30, 2021 as compared to $11.5 million in the nine months ended September 30, 2020. Selling, general and administrative expense represented 17.0% of net sales for both the nine months ended September 30, 2021 and 2020.
Income from operations
Income from operations for the nine months ended September 30, 2021 was approximately $18.6 million compared to $18.3 million in the same period in 2020, an increase of approximately $0.3 million, principally as a result of the factors described above.

Altor Solutions

	Three months ended				Nine months ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
Net sales	$44,122	100.0%	$36,526	100.0%	$122,582	100.0%	$89,338	100.0%
Gross profit	$11,636	26.4%	$11,184	30.6%	$30,978	25.3%	$27,165	30.4%
SG&A	$4,016	9.1%	$4,134	11.3%	$11,222	9.2%	$9,264	10.4%
Operating income	$5,380	12.2%	$4,759	13.0%	$13,612	11.1%	$11,118	12.4%
Three months ended September 30, 2021 compared to three months ended September 30, 2020
Net sales
Net sales for the quarter ended September 30, 2021 were $44.1 million, an increase of $7.6 million, or 20.8%, compared to the quarter ended September 30, 2020. The increase in net sales during the quarter was due to the acquisition of Polyfoam in July 2020 and organic growth in Altor's appliance and cold chain customer sectors, as well as contractual increases in selling prices during the current year.
Gross profit
Gross profit as a percentage of net sales was 26.4% and 30.6% for the three months ended September 30, 2021 and 2020, respectively. The decrease in gross profit as a percentage of net sales in the quarter ended September 30, 2021 was primarily due to increases in the price of Altor's primary raw material, expanded polystyrene ("EPS"), and increased operating costs, particularly labor.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2021 was $4.0 million as compared to $4.1 million for the three months ended September 30, 2020, a decrease of $0.1 million. The decrease in selling, general and administrative expense in the third quarter of 2021 was due to a plant management departures. These positions are not expected to be replaced in the future.
Income from operations
Income from operations was $5.4 million in the three months ended September 30, 2021, an increase of $0.6 million as compared to the three months ended September 30, 2020, based on the factors noted above.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
Net sales
Net sales for the nine months ended September 30, 2021 were $122.6 million, an increase of $33.2 million, or 37.2%, compared to the quarter ended September 30, 2020. The increase in net sales during the quarter was due to the acquisition of Polyfoam in July 2020, the continued recovery from the effects of the COVID-19 pandemic experienced in the prior year, organic growth and contractual increases in selling prices during the current year.
Gross profit
Gross profit as a percentage of net sales was 25.3% and 30.4% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in gross profit as a percentage of net sales in the nine months ended September 30, 2021 was primarily due to increases in the price of Altor's primary raw material, EPS, during the first three quarters of the year, margin dilution due to the acquisition of Polyfoam, which has historically had lower margins than the legacy business, and increased operating expenses, including labor, utilities and supplies.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2021 was $11.2 million as compared to $9.3 million for the nine months ended September 30, 2020, an increase of $2.0 million. The increase in selling, general and administrative expense in the first half of 2021 was primarily due to the acquisition of Polyfoam, and increased information technology and professional fees incurred during the current year.

Income from operations
Income from operations was $13.6 million in the nine months ended September 30, 2021, an increase of $2.5 million as compared to the nine months ended September 30, 2020, based on the factors noted above.
Arnold

	Three months ended				Nine months ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
Net sales	$36,852	100.0%	$22,619	100.0%	$101,893	100.0%	$76,447	100.0%
Gross profit	$10,957	29.7%	$4,989	22.1%	$28,892	28.4%	$19,051	24.9%
SG&A	$5,410	14.7%	$4,549	20.1%	$15,982	15.7%	$13,645	17.8%
Operating income (loss)	$4,611	12.5%	$(495)	(2.2)%	$10,104	9.9%	$2,601	3.4%
Three months ended September 30, 2021 compared to three months ended September 30, 2020
Net sales
Net sales for the three months ended September 30, 2021 were approximately $36.9 million, an increase of $14.2 million compared to the same period in 2020. International sales were $10.3 million in the three months ended September 30, 2021 and $8.7 million in the three months ended September 30, 2020. The increase in net sales is primarily a result of increased demand in defense and industrial markets driven in part by the acquisition of Ramco Electric Motors, Inc. in March 2021.
Gross profit
Gross profit for the three months ended September 30, 2021 was approximately $11.0 million compared to approximately $5.0 million in the same period of 2020. Gross profit as a percentage of net sales increased to 29.7% for the quarter ended September 30, 2021 from 22.1% in the quarter ended September 30, 2020 principally due to increased volume and improved operational efficiencies.
Selling, general and administrative expense
Selling, general and administrative expense in the three months ended September 30, 2021 was $5.4 million, an increase in expense of approximately $0.9 million compared to $4.5 million for the three months ended September 30, 2020. Selling, general and administrative expense was 14.7% of net sales in the three months ended September 30, 2021 and 20.1% in the three months ended September 30, 2020. The increase in selling general and administrative expense was due to higher staffing related costs, and higher recruiting expenses.
Income (loss) from operations
Income from operations for the three months ended September 30, 2021 was approximately $4.6 million, an increase of $5.1 million when compared to the same period in 2020, as a result of the factors noted above.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
Net sales
Net sales for the nine months ended September 30, 2021 were approximately $101.9 million, an increase of $25.4 million compared to the same period in 2020. International sales were $31.9 million in the nine months ended September 30, 2021 and $28.7 million in the nine months ended September 30, 2020. The increase in net sales is primarily a result of increased demand in defense and industrial markets driven in part by the acquisition of Ramco Electric Motors, Inc. in March 2021.
Gross profit
Gross profit for the nine months ended September 30, 2021 was approximately $28.9 million compared to approximately $19.1 million in the same period of 2020. Gross profit as a percentage of net sales increased to 28.4% for the nine months ended September 30, 2021 from 24.9% in the nine months ended September 30, 2020 principally due to increased volume and operational efficiencies.

Selling, general and administrative expense
Selling, general and administrative expense in the nine months ended September 30, 2021 was $16.0 million, an increase in expense of approximately $2.3 million compared to $13.6 million for the nine months ended September 30, 2020. The increase in selling, general and administrative expense during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 is due to higher staffing related costs, acquisition costs, recruiting costs and higher legal and environmental costs partially offset by lower travel related costs. Selling, general and administrative expense was 15.7% of net sales in the nine months ended September 30, 2021 and 17.8% in the nine months ended September 30, 2020.
Income from operations
Income from operations for the nine months ended September 30, 2021 was approximately $10.1 million, an increase of $7.5 million when compared to the same period in 2020, as a result of the factors noted above.
Sterno

	Three months ended				Nine months ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
Net sales	$100,827	100.0%	$97,737	100.0%	$267,398	100.0%	$258,132	100.0%
Gross profit	$17,627	17.5%	$20,849	21.3%	$53,068	19.8%	$56,645	21.9%
SG&A	$9,017	8.9%	$8,797	9.0%	$24,840	9.3%	$26,605	10.3%
Operating income	$4,232	4.2%	$7,674	7.9%	$15,094	5.6%	$16,906	6.5%
Three months ended September 30, 2021 compared to three months ended September 30, 2020
Net sales
Net sales for the three months ended September 30, 2021 were approximately $100.8 million, an increase of $3.1 million, or 3.2%, compared to the same period in 2020. The net sales variance reflects an increase in sales at Sterno Products as we began to see a return of demand in the food service and hospitality industries during the current quarter. The increase in sales at Sterno Products quarter over quarter was offset by a decrease in sales at Rimports. During the prior year, Rimports saw strong sales growth at the onset of the COVID-19 pandemic since most resellers of Rimports products were not impacted by the retail store closures. Rimports continues to see strong consumer demand for their products at the retail level.
Gross profit
Gross profit as a percentage of net sales decreased from 21.3% for the three months ended September 30, 2020 to 17.5% for the same period ended September 30, 2021. The decrease in gross profit in the third quarter of 2021 as compared to the third quarter of 2020 was primarily attributable to an increase in reserves at Sterno Home as Sterno transitions away from certain product lines, and increased material and freight costs. These are driven by the strong demand driving metals and chemical inflation combined with higher freight due to disruptions in the global supply chain.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2021 was approximately $9.0 million as compared to $8.8 million for the three months ended September 30, 2020, an increase of $0.2 million, reflecting restructuring charges at Sterno Home. Selling, general and administrative expense represented 8.9% of net sales for the three months ended September 30, 2021 and 9.0% for the three months ended September 30, 2020.
Income from operations
Income from operations for the three months ended September 30, 2021 was approximately $4.2 million, a decrease of $3.4 million compared to the three months ended September 30, 2020 based on the factors noted above.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
Net sales
Net sales for the nine months ended September 30, 2021 were approximately $267.4 million, an increase of $9.3 million, or 3.6%, compared to the same period in 2020. The increase in net sales reflects an increase in sales at each of our product groups, Sterno Products, Rimports and Sterno Home as compared to the first nine months of 2020. Sterno Products began to see a return of demand in the food service and hospitality industries, while Rimports has continued to see strong consumer demand for their products at the retail level.
Gross profit
Gross profit as a percentage of net sales decreased from 21.9% for the nine months ended September 30, 2020 to 19.8% for the same period ended September 30, 2021. The decrease in gross profit in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily attributable to sales mix, additional inventory reserves recorded in 2021, increases in raw material costs and freight, and the continuing impact of absorbing overheads on the reduced sales volume at Sterno Products.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2021 was approximately $24.8 million as compared to $26.6 million for the nine months ended September 30, 2020, a decrease of $1.8 million, reflecting lower salaries, commissions, and various cost savings initiatives implemented to address the effects of decreased demand from COVID-19. Selling, general and administrative expense represented 9.3% of net sales for the nine months ended September 30, 2021 and 10.3% for the nine months ended September 30, 2020.
Income from operations
Income from operations for the nine months ended September 30, 2021 was approximately $15.1 million, a decrease of $1.8 million compared to the nine months ended September 30, 2020 based on the factors noted above.

Liquidity and Capital Resources
Liquidity
At September 30, 2021, we had approximately $70.2 million of cash and cash equivalents on hand, an increase of $3.8 million as compared to the year ended December 31, 2020. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. The change in cash and cash equivalents is as follows:
Operating Activities:

	Nine months ended
(in thousands)	September 30, 2021	September 30, 2020
Cash provided by operating activities	$147,148	$112,872

For the nine months ended September 30, 2021, cash flows provided by operating activities totaled approximately $147.1 million, which represents a $34.3 million increase compared to cash provided by operating activities of $112.9 million during the nine-month period ended September 30, 2020. Cash used in operating activities for working capital for the nine months ended September 30, 2021 was $14.7 million, as compared to cash provided by operating activities for working capital of $9.7 million for the nine months ended September 30, 2020. We typically have a higher usage of cash for working capital in the first half of the year as most of our companies will build up inventories after the fourth quarter. In the current year, several of our businesses had higher inventory levels than normal given longer lead times due to supply chain issues. In the prior year, the onset of the COVID-19 pandemic in March led our businesses to implement a variety of steps to conserve cash and increase liquidity given the uncertainty in the economy, resulting in a lower usage of cash for working capital. The increase in cash used in operating activities for working capital in 2021 is more typical of our liquidity usage, and also reflects the acquisition of Marucci Sports and BOA in the second and fourth quarter, respectively, of the prior year, and Lugano in the third quarter of the current year. We expect that Lugano will use cash to build inventory over the next twelve months to support its anticipated sales growth.
Investing Activities:

	Nine months ended
(in thousands)	September 30, 2021	September 30, 2020
Cash used in investing activities	$(202,429)	$(236,502)

Cash flows used in investing activities for the nine months ended September 30, 2021 totaled $202.4 million, compared to cash used in investing activities of $236.5 million in the same period of 2020. Cash flows from Liberty, which are reflected as discontinued operations, totaled $27.5 million in the current period and reflect the effect of the sale transaction. In the current year, our investing activities reflect the acquisition of Lugano for $267.9 million and an add-on acquisition at our Arnold subsidiary for $34.2 million, as well as the proceeds from the sale of our Liberty business. In the prior year, our investing activities reflect the acquisition of Marucci Sports in April 2020. Our spending on capital expenditures increased $8.8 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, with $28.0 million in capital expenditures in 2021 and $19.2 million in capital expenditures in 2020. The additional capital expenditures reflects our acquisitions of Marucci in the second quarter of 2020 and BOA in the fourth quarter of 2020. We expect capital expenditures for the full year of 2021 to be approximately $36 million to $40 million.
Financing Activities:

	Nine months ended
(in thousands)	September 30, 2021	September 30, 2020
Cash provided by financing activities	$54,872	$200,395

Cash flows used in financing activities totaled approximately $54.9 million during the nine months ended September 30, 2021 compared to cash flows provided by financing activities of $200.4 million during the nine months ended September 30, 2020. During the first quarter of 2021, we completed an offering of $1,000.0 million of our 2029 Senior Notes, and used the proceeds to pay down our 2018 Revolving Credit Facility and pay off the existing 2026 Senior Notes. Financing activities in both periods reflect the payment of our common and preferred share distributions. In the current year, we also paid a special common share distribution of $0.88 cents to our shareholders upon the reclassification of the Trust to a corporation for income tax purposes. In September 2021, we filed a prospectus supplement and entered into a Sales Agreement for an At The Market program pursuant to which we may sell common shares of the Trust. We received $18.5 million in net cash proceeds from the sale of Trust common shares under this program in the current year. During the nine months ended September 30, 2021, we made a distribution to the Allocation Member of $17.3 million related to the five-year holding event of our Liberty, Ergobaby and ACI business, while in the prior year, we made a distribution to the Allocation Member of $9.1 million related to the five-year Holding event for our Sterno business.
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

In August 2021, we completed a recapitalization at 5.11 whereby the Company entered into an amendment to the intercompany loan agreement with 5.11 (the "5.11 Loan Agreement"). The 5.11 Loan Agreement was amended to provide for additional term loan borrowings of $55.0 million to fund a distribution to shareholders. The Company owned 97.7% of the outstanding shares of 5.11 on the date of the distribution and received $53.7 million. The remaining amount of the distribution went to minority shareholders.
In September 2021, BOA repurchased shares of its issued and outstanding common shares from its largest minority shareholder for a total payment of $48.0 million, which BOA financed by borrowing under their intercompany credit facility with the Company (the "BOA Credit Agreement"). The BOA Credit Agreement was amended to (i) provide for additional term loan borrowings of $38.0 million, and (ii) consent to the repurchase of the shares from the minority shareholder.
In the fourth quarter of 2020, we amended the Arnold intercompany credit agreement to increase the revolving credit commitment available under the credit agreement, and to remove the requirement to meet the financial covenants through September 30, 2021. All of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at September 30, 2021.
As of September 30, 2021, we had the following outstanding loans due from each of our businesses:

(in thousands)
5.11	$179,931
BOA	133,745
Ergobaby	24,326
Lugano	113,031
Marucci	40,750
Velocity Outdoor	101,990
Advanced Circuits	86,012
Altor	76,387
Arnold	70,542
Sterno	207,917
Total intercompany debt	$1,034,631
Corporate and eliminations	(1,034,631)
Total	$—

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
We had $465.0 million in net availability under the 2021 Revolving Credit Facility at September 30, 2021. The outstanding borrowings under the 2021 Revolving Credit Facility include $1.0 million of outstanding letters of credit at September 30, 2021.
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
The following table reflects required and actual financial ratios as of September 30, 2021 included as part of the affirmative covenants in our 2021 Credit Facility.

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Consolidated Fixed Charge Coverage Ratio	Greater than or equal to 1.50:1.0	5.44:1.0
Consolidated Senior Secured Leverage Ratio	Less than or equal to 3.50:1.0	0.26:1.0
Consolidated Total Leverage Ratio	Less than or equal to 5.00:1.0	2.94:1.0
Interest Expense
The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Nine months ended September 30,
	2021	2020
Interest on credit facilities	$1,920	$693
Interest on Senior Notes	39,417	18,400
Unused fee on Revolving Credit Facility	1,207	728
Amortization of bond premium	(83)	(56)
Other interest expense	158	164
Interest income	(12)	(158)
Interest expense, net	$42,607	$19,771

The following table provides the effective interest rate of the Company’s outstanding long-term debt at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
Senior Notes (1)	5.96%	$1,000,000	7.92%	$600,000
Revolving Credit Facility	2.12%	134,000	2.13%	307,000
Unamortized premiums and debt issuance costs		(11,279)		(7,540)
Long-term debt		$1,122,721		$899,460
(1) On March 23, 2021, we issued $1,000 million in 5.250% Senior Notes, and used a portion of the proceeds to repay our 8.000% Senior Notes. The 8.000% Senior Notes were redeemed on April 1, 2021, and we paid interest on these through the date of redemption. The effective interest rate for the Senior Notes for the nine months ended September 30, 2021 reflects the interest rate for both the 5.250% and 8.000% Senior Notes.

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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Nine months ended September 30, 2021
	Corporate	5.11	BOA	Ergobaby	Lugano	Marucci Sports	Velocity Outdoor	ACI	Altor	Arnold	Sterno	Consolidated
Net income (1)	$8,028	$14,318	16,908	$3,071	$681	$9,485	$19,157	$10,366	$5,892	$3,839	$1,491	$93,236
Adjusted for:
Provision for income taxes	—	4,857	2,165	1,357	304	2,920	5,381	2,547	2,867	2,062	202	24,662
Interest expense, net	42,464	8	—	—	—	5	125	—	—	5	—	42,607
Intercompany interest	(53,234)	8,743	6,320	1,514	548	1,890	5,586	5,484	5,075	4,128	13,946	—
Loss on debt extinguishment	33,305	—	—	—	—	—	—	—	—	—	—	33,305
Depreciation and amortization	642	16,762	15,033	6,377	70	6,377	9,489	1,658	9,022	5,822	16,313	87,565
EBITDA	31,205	44,688	40,426	12,319	1,603	20,677	39,738	20,055	22,856	15,856	31,952	281,375
Gain on sale of business	(72,745)	—	—	—	—	—	—	—	—	—	—	(72,745)
Other (income) expense	(286)	(302)	190	—	22	881	2,611	123	(399)	(51)	(883)	1,906
Noncontrolling shareholder compensation	—	1,926	1,655	1,241	—	826	777	372	770	16	913	8,496
Acquisition expenses	39	—	—	—	1,827	—	—	—	—	310	—	2,176
Integration services fee	—	—	3,300	—	—	1,000	—	—	—	—	—	4,300
Other	1,085	273	—	—	—	—	(2,300)	—	—	—	333	(609)
Management fees	30,133	750	750	375	58	375	375	375	563	375	375	34,504
Adjusted EBITDA	$(10,569)	$47,335	$46,321	$13,935	$3,510	$23,759	$41,201	$20,925	$23,790	$16,506	$32,690	$259,403

(1) Net income does not include income from discontinued operations for the nine months ended September 30, 2021.

Adjusted EBITDA
Nine months ended September 30, 2020
	Corporate	5.11	Ergobaby	Marucci Sports	Velocity Outdoor	ACI	Altor	Arnold	Sterno	Consolidated
Net income (loss) (1)	$(13,346)	$5,515	$1,837	$(5,344)	$4,245	$10,980	$4,188	$(1,719)	$2,131	$8,487
Adjusted for:
Provision (benefit) for income taxes	—	(55)	2,265	(2,351)	1,386	2,878	1,891	(56)	162	6,120
Interest expense, net	31,971	43	—	6	102	—	—	—	—	32,122
Intercompany interest	(48,681)	10,770	1,818	1,194	6,945	4,176	5,290	4,300	14,188	—
Depreciation and amortization	530	16,033	6,152	8,031	9,651	1,980	9,473	5,040	17,251	74,141
EBITDA	(29,526)	32,306	12,072	1,536	22,329	20,014	20,842	7,565	33,732	120,870
Gain on sale of businesses	(100)	—	—	—	—	—	—	—	—	(100)
Other (income) expense	3	1,398	—	(46)	1,048	126	(438)	(1)	86	2,176
Noncontrolling shareholder compensation	—	1,870	748	361	1,287	372	771	34	651	6,094
Acquisition expenses	—	—	—	2,042	—	—	273	—	—	2,315
Integration services fee	—	—	—	500	—	—	—	—	—	500
Other	—	—	598	—	—	—	—	—	—	598
Management fees	19,651	750	375	222	375	375	563	375	375	23,061
Adjusted EBITDA (2)	$(9,972)	$36,324	$13,793	$4,615	$25,039	$20,887	$22,011	$7,973	$34,844	$155,514

(1) Net income (loss) does not include income from discontinued operations for the nine months ended September 30, 2020.
(2) As a result of the sale of Liberty Safe in August 2021, Adjusted EBITDA for the nine months ended September 30, 2020 does not include $13.9 million in Adjusted EBITDA from Liberty.

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

	Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Net income	$100,901	$18,417
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	86,474	73,578
Gain on sale of businesses	(72,745)	(100)
Amortization of debt issuance costs and premium	2,084	1,656
Loss on debt extinguishment	33,305	—
Noncontrolling shareholder charges	8,513	6,116
Provision for receivable and inventory reserves	4,609	4,374
Deferred taxes	2,256	(3,352)
Other	541	1,776
Changes in operating assets and liabilities	(18,790)	10,407
Net cash provided by operating activities	147,148	112,872
Plus:
Unused fee on revolving credit facility	1,207	1,148
Integration services fee (1)	4,300	500
Successful acquisition costs	2,176	2,315
Changes in operating assets and liabilities	18,790	—
Less:
Changes in operating assets and liabilities	—	10,407
Maintenance capital expenditures: (2)
Compass Group Diversified Holdings LLC	—	—
5.11	1,900	897
BOA	835	—
Advanced Circuits	594	354
Altor Solutions	2,112	1,518
Arnold	4,217	2,761
Ergobaby	—	374
Liberty	137	438
Lugano	32	—
Marucci Sports	4,096	220
Sterno	1,994	1,061
Velocity Outdoor	3,146	2,743
Other	1,111	3,776
Preferred share distribution	18,136	17,633
Estimated cash flow available for distribution and reinvestment	$135,311	$74,653

Distribution paid in April 2021/2020	$(23,364)	$(21,564)
Distribution paid in July 2021/ 2020	(23,364)	(23,364)
Distribution paid in October 2021/2020	(23,742)	(23,364)
	$(70,470)	$(68,292)

(1) Represents fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership, payable quarterly.
(2)    Represents maintenance capital expenditures that were funded from operating cash flow, net of proceeds from the sale of property, plant and equipment, and excludes growth capital expenditures of approximately $10.1 million for the nine months ended September 30, 2021 and $9.7 million for the nine months ended September 30, 2020.
On August 3, 2021, the Company's Board of Directors declared a special cash distribution on the Trust’s common shares in order to offset a portion of the tax liability incurred by the shareholders as a result of the election to cause the Trust to be treated as a corporation for U.S. federal income tax purposes. A distribution of $57.1 million was made on September 7, 2021 to Trust common shareholders of record as of the close of business on August 31, 2021. The Company expects that subsequent quarterly distributions to the Trust common shareholders will be reduced from $0.36 per share to $0.25 per share to reflect the effect of the Trust being taxed as a corporation.
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
Integration Services Agreements
Marucci Sports, which was acquired in April 2020, entered into an Integration Services Agreement ("ISA") with CGM whereby Marucci paid an integration service fee of $2.0 million quarterly over a twelve month period as services were rendered beginning in the quarter ended September 30, 2020. BOA, which was acquired in October 2020, entered into an ISA with CGM whereby BOA will pay CGM an integration service fee of $4.4 million quarterly over a twelve month period as services are rendered, beginning in the quarter ended December 31, 2020. Lugano, which was acquired in September 2021, entered into an ISA with CGM whereby Lugano will pay CGM an integration services fee of $2.3 million quarterly over a twelve month period ended September 30, 2022. Under the ISAs, CGM provides services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act of 2002, as amended, and align the acquired entity's policies and procedures with our other subsidiaries.
Profit Allocation Payments
The ten-year anniversary of Liberty occurred in March 2020 and the ten-year anniversary of Ergobaby occurred in September 2020. Both of these represented a Holding Event, and the holders of the Allocation Interests elected to defer the distribution until after the end of 2020. The profit allocation payment of $3.3 million related to the Liberty Holding Event and the profit allocation of $2.0 million related to the Ergobaby Holding Event were both paid in January 2021. The fifteen-year anniversary of ACI occurred in May 2021 which represented a Holding Event. The Company's Board declared a distribution of $12.1 million that was paid to the Holders in July 2021. The sale of

Liberty in August 2021 represented a Sale Event, and the Company's board declared a profit allocation distribution to Holders of $16.8 million. This distribution is expected to be paid in the fourth quarter of 2021.
5.11
Recapitalization - In August 2021, the Company completed a recapitalization of 5.11 whereby the Company entered into an amendment to the intercompany loan agreement with 5.11 (the "5.11 Loan Agreement"). The 5.11 Loan Agreement was amended to provide for additional term loan borrowings of $55.0 million to fund a distribution to shareholders. The Company owned 97.7% of the outstanding shares of 5.11 on the date of the distribution and received $53.7 million. The remaining amount of the distribution went to minority shareholders.
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the three and nine months ended September 30, 2021, 5.11 purchased approximately $0.1 million and $0.9 million, respectively, in inventory from the vendor.
BOA
Repurchase of Noncontrolling Interest - In September 2021, BOA repurchased shares of its issued and outstanding common shares from its largest minority shareholder for a total payment of $48.0 million, which BOA financed by borrowing under their intercompany credit facility with the Company (the "BOA Credit Agreement"). The BOA Credit Agreement was amended to (i) provide for additional term loan borrowings of $38.0 million, and (ii) consent to the repurchase of the shares from the minority shareholder. The transaction was accounted for in accordance with ASC 810 - Consolidation, whereby the carrying amount of the noncontrolling interest was adjusted to reflect the change in the ownership interest in BOA that occurred as a result of the share repurchase. The difference between the fair value of the consideration paid of $48.0 million and the amount by which the noncontrolling interest was adjusted of $39.4 million was recognized in equity attributable to the Company.
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA had approximately $11.2 million and $32.8 million, respectively, in purchases from this supplier during the three and nine months ended September 30, 2021.
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

Indefinite-lived intangible assets
We use a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing.Our indefinite-lived intangible assets consist of trade names with a carrying value of approximately $57.0 million. The results of the qualitative analysis of our reporting unit's indefinite-lived intangible assets, which we completed as of March 31, 2021, indicated that the fair value of the indefinite lived intangible assets exceeded their carrying value.
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

ITEM 4. CONTROLS AND PROCEDURES
As required by Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15(b), Holdings’ Regular Trustees and the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, conducted an evaluation of the effectiveness of Holdings’ and the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2021. Based on that evaluation, the Holdings’ Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the Company concluded that Holdings’ and the Company’s disclosure controls and procedures were effective as of September 30, 2021.

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
ITEM 1A. RISK FACTORS
The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and should not be considered the only risks to which we are exposed. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition. We are providing the following information regarding changes that have occurred to the previously disclosed risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Except for such additional information, we believe there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on February 24, 2021.
The Trust has elected to be treated as a corporation for U.S. federal income tax purposes, effective September 1, 2021, which will reduce the amount available for distributions to holders of Trust common shares in respect of such investments and could adversely affect the value of Trust common shareholders’ investment.
Effective September 1, 2021, the Trust has elected to be taxed as a corporation for U.S. federal income tax purposes. The Trust will now incur significant U.S. federal income taxes and applicable state and local taxes that it would not otherwise incur if it were still treated as a partnership for U.S. federal income tax purposes. In addition, before the tax reclassification, income from the Trust was passed through to holders of its preferred shares, which resulted in less income being passed through from the Trust to holders of its common shares and effectively reduced each common shareholder’s allocable share of the Trust’s income; however, after the tax reclassification, no income will pass through to any shareholders, the Trust will not be able to claim a tax deduction for distributions in respect of the preferred shares. Therefore, the amount of cash available for distributions to holders of Trust common shares could be reduced and their investment could be adversely affected.
Following the tax reclassification, determinations, declarations, and payments of distributions to holders of Trust common shares will continue to be at the sole discretion of the Board. Historically, our distribution policy has been to make regular distributions on outstanding common shares, and we expect to continue this policy of regular distributions. However, because the Trust will incur entity level income taxes following the tax reclassification, we expect to reduce our annual distribution from the current $1.44 per Trust common share per year to approximately $1.00 per common share per year. Our distribution policy may be changed at any time at the discretion of the Board.
Under the Trust Agreement, the Board will have the power to cause the Trust to be converted to a corporation in the future at its sole discretion in ways with which you may disagree.
The Trust Agreement authorizes the Company, acting through the Board and without further shareholder approval, to cause the Trust to be converted to a corporation (the “Conversion”). As a shareholder of the Trust, you may disagree with the terms of the Conversion that might be implemented by the Board in the future, and you may disagree with the Board’s determination that the terms of the Conversion are not materially adverse to you as a shareholder or that they are in the best interests of the Trust and its shareholders. Your recourse, if you disagree, will be limited because our Trust Agreement gives broad authority and discretion to our Board to implement the Conversion as long as the Board determines that it will be in the best interests of the Trust and its shareholders to do so.

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

2.2
Amendment to Stock Purchase Agreement, dated August 3, 2021, by and among Independence Buyer, Inc. and Compass Group Diversified Holdings LLC, as the Sellers Representative (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on August 3, 2021 (Accession No. 0001345126-21-000031)).

2.3
Agreement and Plan of Merger, dated October 13, 2021, by and among (i) Tempo Automation, Inc.; (ii) Aspen Acquisition Sub, Inc.; (iii) Compass AC Holdings, Inc.; and (iv) Compass Group Diversified Holdings LLC, as the Sellers Representative (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on October 14, 2021).

3.1	Third Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 4, 2021).

3.2	Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on August 4, 2021).

3.3	Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series A Preferred Shares (incorporated by reference to Exhibit 3.3 of the Form 8-K filed on August 4, 2021).

3.4	Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series B Preferred Shares (incorporated by reference to Exhibit 3.4 of the Form 8-K filed on August 4, 2021).

3.5	Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series C Preferred Shares (incorporated by reference to Exhibit 3.5 of the Form 8-K filed on August 4, 2021).

4.1	Specimen Certificate evidencing a share of trust of Compass Diversified Holdings (incorporated by reference to Exhibit A of Exhibit 3.1 of the Form 8-K filed on August 4, 2021).

4.2	Specimen LLC Interest Certificate evidencing an interest of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit A of Exhibit 3.2 of the Form 8-K filed on August 4, 2021).

4.3	Form of 7.250% Series A Preferred Share Certificate (incorporated by reference to Appendix A of Exhibit 3.3 of the Form 8-K filed on August 4, 2021).

4.4	Form of 7.875% Series B Fixed-to-Floating Rate Cumulative Preferred Share Certificate (incorporated by reference to Appendix A of Exhibit 3.4 of the Form 8-K filed on August 4, 2021).

4.5	Form of 7.875% Series C Cumulative Preferred Share Certificate (incorporated by reference to Appendix A of Exhibit 3.5 of the Form 8-K filed on August 4, 2021).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.

+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Regular Trustee
Date: October 28, 2021
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: October 28, 2021

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

2.2
Amendment to Stock Purchase Agreement, dated August 3, 2021, by and among Independence Buyer, Inc. and Compass Group Diversified Holdings LLC, as the Sellers Representative (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on August 3, 2021 (Accession No. 0001345126-21-000031)).

2.3
Agreement and Plan of Merger, dated October 13, 2021, by and among (i) Tempo Automation, Inc.; (ii) Aspen Acquisition Sub, Inc.; (iii) Compass AC Holdings, Inc.; and (iv) Compass Group Diversified Holdings LLC, as the Sellers Representative (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on October 14, 2021).

3.1	Third Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 4, 2021).

3.2	Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on August 4, 2021).

3.3	Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series A Preferred Shares (incorporated by reference to Exhibit 3.3 of the Form 8-K filed on August 4, 2021).

3.4	Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series B Preferred Shares (incorporated by reference to Exhibit 3.4 of the Form 8-K filed on August 4, 2021).

3.5	Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series C Preferred Shares (incorporated by reference to Exhibit 3.5 of the Form 8-K filed on August 4, 2021).

4.1	Specimen Certificate evidencing a share of trust of Compass Diversified Holdings (incorporated by reference to Exhibit A of Exhibit 3.1 of the Form 8-K filed on August 4, 2021).

4.2	Specimen LLC Interest Certificate evidencing an interest of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit A of Exhibit 3.2 of the Form 8-K filed on August 4, 2021).

4.3	Form of 7.250% Series A Preferred Share Certificate (incorporated by reference to Appendix A of Exhibit 3.3 of the Form 8-K filed on August 4, 2021).

4.4	Form of 7.875% Series B Fixed-to-Floating Rate Cumulative Preferred Share Certificate (incorporated by reference to Appendix A of Exhibit 3.4 of the Form 8-K filed on August 4, 2021).

4.5	Form of 7.875% Series C Cumulative Preferred Share Certificate (incorporated by reference to Appendix A of Exhibit 3.5 of the Form 8-K filed on August 4, 2021).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.

+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.